Form 10-K
period 1993-12-31
STATE STREET BOSTON CORP
filed 1994-03-30
CIK 93751

-------------------------------------------------------------------------
     -------------------------------------------------------------------------
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                                  --------------
                                     FORM 10-K
                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE YEAR ENDED DECEMBER 31, 1993           COMMISSION FILE NO. 0-5108
                          STATE STREET BOSTON CORPORATION
              (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                MASSACHUSETTS                                04-2456637
       (STATE OR OTHER JURISDICTION                     (I.R.S. EMPLOYER
            OF INCORPORATION)                         IDENTIFICATION NO.)
           225 FRANKLIN STREET
          BOSTON, MASSACHUSETTS                              02110
          (ADDRESS OF PRINCIPAL                            (ZIP CODE)
            EXECUTIVE OFFICE)
                                   617-786-3000
               (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
                                  --------------
         SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  NONE
            SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                            COMMON STOCK, $1 PAR VALUE
                                 (TITLE OF CLASS)
                                  --------------
         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL
     REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90
     DAYS.  YES [X]                                NO []

         THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT ON FEBRUARY 28, 1994 WAS $2,835,150,000.
         THE NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING ON FEBRUARY 28, 1994 WAS 76,111,410.
         PORTIONS OF THE FOLLOWING DOCUMENTS ARE INCORPORATED INTO THE PARTS OF THIS REPORT ON FORM 10-K INDICATED BELOW:
             (1) ANNUAL REPORT TO STOCKHOLDERS FOR THE YEAR ENDED DECEMBER 31,
     1993 (PARTS I AND II) AND         (2) THE REGISTRANT'S DEFINITIVE PROXY
     STATEMENT DATED MARCH 15, 1994 (PART III)

     -------------------------------------------------------------------------
     -------------------------------------------------------------------------

                                    PART I

ITEM 1.  BUSINESS
THE CORPORATION
    State Street Boston Corporation ("State Street") is a bank holding company organized under the laws of the Commonwealth of Massachusetts.
    State Street was organized in 1970 and conducts its business principally through its subsidiary, State Street Bank and Trust Company ("State Street Bank"), which traces its beginnings to the founding of the Union Bank in 1792. The charter under which State Street Bank now operates was authorized by a special act of the Massachusetts Legislature in 1891, and its present name was adopted in 1960.
    State Street is the fourth largest provider of trust services in the United States as ranked on the basis of 1992 fiduciary compensation. The major services contributing to fiduciary compensation are portfolio accounting, securities custody and other related services for mutual funds/collective investment funds; portfolio accounting, securities custody and other related services for retirement and other financial assets of corporations, public funds, endowments, foundations, and nuclear decommissioning trusts; investment management for institutions through State Street Global Advisors; personal trust; services for defined contribution plans; and corporate trust. Ranked on the basis of assets as of December 1992, State Street Bank is the 28th largest commercial bank in the United States.
    State Street's total assets were $18.7 billion at December 31, 1993, of which $13.5 billion, or 72%, were investment securities and money market assets and $2.6 billion, or 14%, were loans. State Street had $1.6 trillion of assets under custody, $201 billion of bonds under trusteeship, and $142 billion of assets under management at year-end 1993.
    Services are provided from offices in the United States, as well as from offices in Canada, Grand Cayman, Netherland Antilles, the United Kingdom, France, Belgium, Luxembourg, Germany, United Arab Emirates, Hong Kong, Taiwan, Japan, Australia, and New Zealand.
    State Street's executive offices are located at 225 Franklin Street, Boston, Massachusetts.

BUSINESS OF THE CORPORATION
    State Street has two principal lines of business, financial asset services and commercial lending.

FINANCIAL ASSET SERVICES
    Financial asset services is comprised of the business components that service and manage financial assets worldwide. These include services for mutual funds and pension plans, both defined benefit and defined contribution; corporate trusteeship; and management of institutional financial assets and personal trust. A broad array of banking services is provided, including accounting, recordkeeping, custody of securities, information services and recordkeeping; taking short-term customer funds onto State Street's balance sheet; investment management; foreign exchange trading; and cash management.
    State Street began providing mutual fund services in 1924, and now has $683 billion of the mutual fund industry's assets under custody. State Street is the leading mutual fund custodian in the United States, servicing 37% of the registered funds. Customers who sponsor the 1,948 U.S. mutual funds that State Street services include investment companies, broker/dealers, insurance companies and others. In addition, State Street services 192 collective investment funds registered outside of the United States.
    State Street's mutual fund services include domestic and global custody services, which incorporates safekeeping portfolio assets, settling trades, collecting and accounting for income, monitoring corporate actions and reporting investable cash. State Street also offers portfolio accounting, pricing, general ledger accounting, fund administration and other services. Shareholder accounting is provided through a 50%-owned affiliate.
    State Street began servicing pension assets in 1974. Servicing $574 billion of assets for North American customers, it is currently ranked as the largest servicer of tax exempt assets for corporations and public funds in the United States. Financial asset services are also provided for portfolios of unions, endowments, foundations, and nuclear decommissioning trusts. In addition, State Street provides global and domestic services for $66 billion in assets for customers outside North America.
    In the late 1970s, State Street began managing assets for institutions and was a pioneer in the development of domestic and international index funds.
The products now offered also include enhanced and fully active equity strategies, short-term investment funds and fixed income. These products are sold domestically and from nine locations outside the United States. At year-end 1993, institutional assets managed were $136 billion. State Street is ranked as the largest manager of internationally-indexed assets and the third largest manager of tax-exempt money in the United States.
    State Street is a leading New England trustee and money manager for individuals, and provides planned gift management services for non-profit organizations throughout the United States.
    State Street acts as participant recordkeeper, securities custodian and trustee for defined contribution plans, such as 401(k) plans and ESOPs, and issues checks for employee benefit distributions. Corporate trust services for asset-backed securities, corporate securities, leveraged leases, and municipal securities are provided to investment banks, corporations, municipalities and government agencies from five offices in the United States. At year ended
1993, bonds under trusteeship totaled $201 billion.
    State Street acts as a mortgage subservicer through Wendover Funding Inc. in Greensboro, North Carolina. State Street also provides card replacement and other services for a bank card association, processing of unclaimed securities for state governments, accounting services for retained asset accounts of insurance companies and clearing services for correspondent banks.
    State Street provides foreign exchange trading, global cash management and trading of securities to financial institutions and corporations. Funds are gathered in the form of domestic and foreign deposits, federal funds and securities sold under repurchase agreements from local, national and international sources. Trading and arbitrage operations are conducted with government securities, futures and options. Municipal dealer activities include underwriting, trading and distribution of general obligation tax-exempt bonds and notes. Treasury centers are located in Boston, London, Hong Kong, Tokyo and Sydney. State Street also provides corporate finance services, including private placement of debt and equity, acquisitions and divestitures and project finance.

COMMERCIAL LENDING
    State Street provides corporate banking, specialized lending and international banking to businesses and financial institutions. The corporate banking services are offered primarily to New England middle market companies. Specialized lending is both regional and national, with specialties that include communications, publishing, law firms, broker/dealers and other financial institutions. In addition, State Street offers asset-based finance, leasing, real estate, and trade finance. Trade finance includes letters of credit, collection, payment and other specialized services for importers and exporters. Dollar clearing and other correspondent banking services are provided through an Edge Act subsidiary in New York City.

SELECTED STATISTICAL INFORMATION
    The following tables contain State Street's consolidated statistical information relating to, and should be read in conjunction with, the consolidated financial statements. Additionally, certain previously reported amounts have been reclassified to conform to the present method of presentation.

DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL
    The average statements of condition and net interest revenue analysis for the years indicated are presented below.

                                            1993                                1992                              1991
                              ---------------------------------   --------------------------------   ------------------------------
                                AVERAGE                AVERAGE      AVERAGE                AVERAGE    AVERAGE               AVERAGE
                                BALANCE     INTEREST     RATE       BALANCE     INTEREST    RATE      BALANCE     INTEREST   RATE
                                -------     --------     ----       -------     --------    ----      -------     --------   ----
                                                                     (DOLLARS IN THOUSANDS)
ASSETS
Interest-bearing deposits
  with
  banks(1)<F1> ............   $ 5,021,752    $201,453     4.01%   $ 5,101,515    $257,615    5.05%  $ 3,646,161   $261,992    7.19%
Securities purchased under
  resale agreements .......     3,255,014     102,338     3.14      2,602,740      97,570    3.75       912,519     51,408    5.63
Federal funds sold ........       413,601      12,642     3.06        330,019      11,579    3.51       305,391     17,793    5.83
Trading account assets ....       369,050      15,551     4.21        226,290      10,081    4.45       151,840     11,850    7.80
Investment securities:
  U.S. Treasury and Federal
    agencies ..............     2,076,758     119,495     5.75      1,703,026     115,745    6.80     1,416,754    115,599    8.16
  State and political             682,856      37,823     5.54        375,972      28,998    7.72       378,431     34,424    9.09
  Other investments .......     1,826,568      97,383     5.33      1,443,628      87,963    6.09     1,212,333    100,850    8.32
Loans(2)<F2>
  Domestic ................     2,261,915     113,272     5.01      1,952,638     111,329    5.70     2,019,915    156,163    7.73
  Foreign .................       314,122      19,137     6.09        117,707       7,156    6.08        87,473      6,502    7.43
                              -----------    --------             -----------    --------           -----------   --------
      Total interest-
        earning
        assets ............    16,221,636     719,094     4.43     13,853,535     728,036    5.26    10,130,817    756,581    7.47
                                             --------                            --------                         --------
Cash and due from banks ...       911,082                             818,991                           774,715
Allowance for loan losses .       (57,522)                            (66,767)                          (63,550)
Premises and equipment ....       435,475                             358,895                           268,902
Customers' acceptance
  liability(3)<F3> ........        33,363                              51,745                            60,562
Other assets ..............       625,133                             485,720                           402,961
                              -----------                         -----------                       -----------
      Total Assets ........   $18,169,167                         $15,502,119                       $11,574,407
                              -----------                         -----------                       -----------
                              -----------                         -----------                       -----------
LIABILITIES AND
  STOCKHOLDERS' EQUITY
Interest-bearing deposits:
  Savings .................   $ 2,166,996      52,175     2.41    $ 2,153,699      67,967    3.16   $ 1,818,398     94,936    5.22
  Time ....................       157,481       4,531     2.88        162,464       6,265    3.86       306,789     18,417    6.00
  Foreign .................     4,953,696     146,051     2.95      3,954,528     174,615    4.42     2,648,345    173,396    6.55
Federal funds purchased ...       741,082      21,023     2.84        919,109      30,818    3.35       837,006     45,878    5.48
Securities sold under
  repurchase
  agreements ..............     4,133,726     119,300     2.89      3,290,196     112,407    3.42     1,765,768     89,778    5.08
Other short-term borrowings       215,948       8,156     3.78        193,927       8,281    4.27       155,810      8,235    5.29
Notes payable .............       510,719      19,943     3.90        388,513      18,400    4.74       234,331     20,353    8.69
Long-term debt ............       122,403      10,023     8.19        146,394      13,327    9.10       146,407     13,238    9.04
                              -----------    --------             -----------    --------           -----------   --------
      Total interest-
        bearing
        liabilities .......    13,002,051     381,202     2.93     11,208,830     432,080    3.85     7,912,854    464,231    5.87
                                             --------     ----                   --------    ----                 --------    ----
Noninterest-bearing
deposits ..................     3,622,849                           2,952,363                         2,460,175
Acceptances outstanding(3)<F3>     33,956                              52,423                            61,150
Other liabilities .........       477,640                             401,953                           367,295
Stockholders' equity ......     1,032,671                             886,550                           772,933
                              -----------                         -----------                       -----------
      Total Liabilities and
        Stockholders'
        Equity ............   $18,169,167                         $15,502,119                       $11,574,407
                              -----------                         -----------                       -----------
                              -----------                         -----------                       -----------
      Net interest revenue                   $337,892                            $295,956                         $292,350
                                             --------                            --------                         --------
                                             --------                            --------                         --------
      Excess of rate earned
        over rate paid ....                               1.50%                              1.41%                            1.60%
                                                          ----                               ----                             ----
                                                          ----                               ----                             ----
      Net Interest Margin(4)<F4>                          2.08%                              2.14%                            2.89%
                                                          ----                               ----                             ----
                                                          ----                               ----                             ----

- ---------
<F1>(1) Amounts reported were with non-U.S. domiciled offices of other banks.
<F2>(2) Non-accrual loans are included in the average loan amounts outstanding.
<F3>(3) In 1993, 1992 and 1991, 13%, 9% and 5% of acceptances were foreign.
<F4>(4) Net interest margin is taxable equivalent net interest revenue divided by total average interest-earning assets.


    Interest revenue on non-taxable investment securities and loans includes the effect of taxable equivalent adjustments, using a Federal income tax rate of 35% in 1993 and 34% in 1992 and 1991, adjusted for applicable state income taxes net of the related Federal tax benefit.

DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (CONTINUED)
    The table below summarizes changes in interest revenue and interest expense due to changes in volume of interest-earning assets and interest-bearing liabilities, and changes in interest rates. Changes attributed to both volume and rate have been allocated based on the proportion of change in each category.

                                 1993 COMPARED TO 1992                           1992 COMPARED TO 1991
                                  INCREASE (DECREASE)                             INCREASE (DECREASE)
                                        DUE TO                     NET                  DUE TO                   NET
                                --------------------------      INCREASE       -------------------------      INCREASE
                                VOLUME           RATE          (DECREASE)       VOLUME           RATE        (DECREASE)
                                ------           ----          ----------       ------           ----        ----------
                                                                (DOLLARS IN THOUSANDS)
Interest revenue related
to:
Interest-bearing deposits
  with banks ..............     $  (3,971)      $ (52,191)     $ (56,162)      $ 86,856       $ (91,234)     $  (4,378)
Securities purchased under
  resale agreements .......        22,047         (17,279)         4,768         68,142         (21,979)        46,163
Federal funds sold ........         2,684          (1,621)         1,063          1,338          (7,552)        (6,214)
Trading account assets ....         6,044            (574)         5,470          4,488          (6,258)        (1,770)
Investment securities:
    U.S. Treasury and
      Federal agencies ....        23,101         (19,351)         3,750         21,212         (21,067)           145
    State and political
      subdivisions ........        18,732          (9,907)         8,825           (223)         (5,203)        (5,426)
    Other investments .....        21,349         (11,929)         9,420         17,079         (29,965)       (12,886)
Loans:
    Domestic ..............        16,410         (14,467)         1,943         (5,051)        (39,782)       (44,833)
    Foreign ...............        11,966              15         11,981          1,980          (1,327)           653
                                ---------       ---------       --------       --------       ---------        -------
      Total interest-
        earning assets ....       118,362        (127,304)        (8,942)       195,821        (224,367)       (28,546)
                                ---------       ---------       --------       --------       ---------       --------
Interest expense related to:
  Deposits:
    Savings................           417         (16,209)       (15,792)        15,290         (42,259)       (26,969)
    Time ..................          (187)         (1,547)        (1,734)        (6,898)         (5,253)       (12,151)
    Foreign ...............        37,815         (66,379)       (28,564)        68,813         (67,594)         1,219
Federal funds purchased ...        (5,455)         (4,341)        (9,796)         4,150         (19,211)       (15,061)
Securities sold under
  repurchase agreements ...        26,045         (19,151)         6,894         59,200         (36,572)        22,628
Other short-term borrowings           886          (1,012)          (126)         1,798          (1,752)            46
Notes payable .............         5,138          (3,595)         1,543          9,799         (11,752)        (1,953)
Long-term debt ............        (2,048)         (1,255)        (3,303)            (1)             90             89
                                 --------       ---------       --------       --------       ---------       --------
      Total interest-bearing
        liabilities .......        62,611        (113,489)       (50,878)       152,151        (184,303)       (32,152)
                                 --------       ---------       --------       --------       ---------       --------
      Net Interest Revenue       $ 55,751       $ (13,815)      $ 41,936       $ 43,670       $ (40,064)      $  3,606
                                 --------       ---------       --------       --------       ---------       --------
                                 --------       ---------       --------       --------       ---------       --------

RETURN ON EQUITY AND ASSETS AND CAPITAL RATIOS
    The return on equity, return on assets, dividend payout ratio, equity to assets ratio and capital ratios for the years ended December 31, were as follows:
                                       1993             1992             1991
                                       ----             ----             ----
Net income to:
  Average stockholders'
    equity .................            17.4%            18.1%           18.0%
  Average total assets .....             .99             1.03            1.20
Dividends declared to net
  income ...................            21.9             20.8            20.4
Average equity to average
  assets ...................             5.7              5.7             6.7
Risk-based ratios:
  Tier 1 capital ...........            12.1             13.2            14.1
  Total capital ............            12.7             14.6            16.4

INVESTMENT PORTFOLIO
    During the fourth quarter of 1992 State Street classified a portion of its investment securities portfolio as being available for sale. This reflects the intent to hold these securities for an indefinite period of time, not necessarily until final maturity. Securities classified as available for sale are carried at the lower of amortized cost or market. Investment securities consisted of the following at December 31:

                                        1993            1992             1991
                                       ------          -------          ------
                                           (DOLLARS IN MILLIONS)
HELD FOR INVESTMENT
U.S. Treasury and Federal
agencies ...................           $1,272           $  996          $1,583
State and political
subdivisions ...............            1,084              451             382
Asset-backed securities ....            2,028            1,618           1,150
Other investments ..........              100               87             135
                                       ------           ------          ------
      Total ................            4,484            3,152           3,250
AVAILABLE FOR SALE
U.S. Treasuries ............            1,122              940
Other investments ..........               95
                                       ------           ------
      Total ................            1,217              940
                                       ------           ------          ------
      Total investment
        securities .........           $5,701           $4,092          $3,250
                                       ------           ------          ------
                                       ------           ------          ------
    The maturities of investment securities at December 31, 1993 and the weighted average yields
(fully taxable equivalent basis) were as follows:


                                                                               MATURING
                                     ---------------------------------------------------------------------------------------------
                                                                   AFTER ONE               AFTER FIVE
                                           ONE YEAR                BUT WITHIN              BUT WITHIN                AFTER
                                           OR LESS                 FIVE YEARS               TEN YEARS              TEN YEARS
                                     --------------------    ----------------------    -------------------    --------------------
                                      AMOUNT      YIELD        AMOUNT       YIELD      AMOUNT      YIELD      AMOUNT       YIELD
                                      ------      -----        ------       -----      ------      -----      ------       -----
                                                                         (DOLLARS IN MILLIONS)
HELD FOR INVESTMENT
U.S. Treasury and Federal agencies .  $  636      5.14%        $  603       4.93%       $ 11       4.92%       $ 22        4.90%
                                         701      4.50            309       6.22          71       6.87           3        9.78
Asset-backed securities ............   1,141      4.88            766       4.79         112       4.75           9        4.72
Other investments ..................      72      3.89             16       6.73           2       4.91          10        7.53
                                      ------                   ------                   ----                   ----
      Total ........................   2,550                    1,694                    196                     44
AVAILABLE FOR SALE
U.S. Treasuries ....................     341      7.61            781       4.62
Other investments ..................      48      6.56             47       6.61
                                      ------                   ------
      Total ........................     389                      828
                                      ------                   ------                   ----                   ----
      Total investment securities ..  $2,939                   $2,522                   $196                   $ 44
                                      ------                   ------                   ----                   ----
                                      ------                   ------                   ----                   ----

LOAN PORTFOLIO
    Domestic and foreign loans at December 31 and average loans outstanding for the years ended December 31, were as follows:

                                    1993            1992            1991           1990             1989
                                 ----------      ----------      ----------     -----------       ----------
                                                           (DOLLARS IN THOUSANDS)
Domestic:
    Commercial and
      financial .........        $1,889,143      $1,519,037      $1,411,994      $1,539,069       $1,417,103
    Real estate .........            94,073         105,156         128,376         173,530          247,072
    Consumer ............            46,315          64,841          75,366          94,680          538,546
    Lease financing .....           254,525         251,761         211,350         199,392          196,293
                                 ----------      ----------      ----------      ----------       ----------
        Total domestic ..         2,284,056       1,940,795       1,827,086       2,006,671        2,399,014
                                 ----------      ----------      ----------      ----------       ----------
Foreign:
    Commercial and
      industrial ........           295,716          50,838          67,622          55,500           48,857
    Banks and other
      financial
      institutions ......            25,940           8,838           7,495          38,141           14,728
    Government and
      official
      institutions ......             1,000           1,000           1,000           1,000            1,000
    Lease financing .....            70,976
    Other ...............             2,486           2,242           2,112           3,762            1,423
                                 ----------      ----------      ----------      ----------       ----------
        Total foreign ...           396,118          62,918          78,229          98,403           66,008
                                 ----------      ----------      ----------      ----------       ----------
        Total loans .....        $2,680,174      $2,003,713      $1,905,315      $2,105,074       $2,465,022
                                 ----------      ----------      ----------      ----------       ----------
                                 ----------      ----------      ----------      ----------       ----------
Average loans outstanding        $2,576,037      $2,070,345      $2,107,388      $2,621,429       $2,467,473
                                 ----------      ----------      ----------      ----------       ----------
                                 ----------      ----------      ----------      ----------       ----------

    Selected loan maturities at December 31, 1993 were as follows:

                                                                            AFTER ONE
                                                              ONE YEAR      BUT WITHIN      AFTER
                                                              OR LESS       FIVE YEARS    FIVE YEARS
                                                             ----------     ----------    ----------
                                                                     (DOLLARS IN THOUSANDS)
    Commercial and financial ............................    $1,535,927      $251,609      $101,607
    Real estate .........................................        40,098        49,960         4,015
    Foreign .............................................       313,464        11,678        70,976

    The following table shows the classification of the above loans due after one year according to sensitivity to changes in interest rates:

                                                                                            (DOLLARS IN THOUSANDS)
    Loans with predetermined interest rates ..............................................         $201,013
    Loans with floating or adjustable interest rates .....................................          288,832
                                                                                                   --------
        Total ............................................................................         $489,845
                                                                                                   --------
                                                                                                   --------

Loans are evaluated on an individual basis to determine the appropriateness of renewing each loan. State Street does not have a general policy. Unearned revenue included in loans was $4,423,000 and $5,467,000 at December 31, 1993 and 1992, respectively.

NON-ACCRUAL LOANS
    It is State Street's policy to place loans on a non-accrual basis when they become 60 days past due as to either principal or interest, or when in the opinion of management full collection of principal or interest is unlikely. When the loan is placed on non-accrual, the accrual of interest is discontinued and previously recorded but unpaid interest is reversed and charged against current earnings. Past due loans are loans on which principal or interest payments are over 90 days delinquent, but where interest continues to be accrued. The following schedule discloses information concerning non-accrual and past due loans.

                                                                      DECEMBER 31
                                                -----------------------------------------------------------
                                                  1993         1992         1991         1990         1989
                                                 ------       ------       ------       ------       ------
                                                                (DOLLARS IN THOUSANDS)
Non-accrual:
    Domestic .............................      $26,804      $39,954      $39,620      $54,273      $19,090
    Foreign ..............................                       323        1,337        2,206        2,673
                                                -------      -------      -------      -------      -------
        Total non-accrual ................      $26,804      $40,277      $40,957      $56,479      $21,763
                                                -------      -------      -------      -------      -------
                                                -------      -------      -------      -------      -------
Past due:
    Domestic .............................      $    86      $   288      $    44      $ 2,590      $ 1,507
    Foreign ..............................                        65          507           88          541
                                                -------      -------      -------      -------      -------
        Total past due ...................      $    86      $   353      $   551      $ 2,678      $ 2,048
                                                -------      -------      -------      -------      -------
                                                -------      -------      -------      -------      -------

    The interest revenue for 1993 which would have been recorded related to these non-accrual loans is $2,796,000 for domestic loans. The interest revenue that was recorded on these non-accrual loans was $812,000, all of which relates to domestic loans.
    Loans totaling $12,914,000 were restructured in 1993, are performing in accordance with their new terms and are accruing at a market rate.


ALLOWANCE FOR LOAN LOSSES
    The changes in the allowance for loan losses for the years ended December 31, were as follows:

                                                   1993           1992         1991         1990         1989
                                                   -----          -----        ----         -----        -----
                                                               (DOLLARS IN THOUSANDS)
Balance at beginning of year:
    Domestic ........................              $56,987      $64,323      $49,007      $48,958      $48,906
    Foreign .........................                  944        1,565        1,968        1,347        1,100
                                                   -------      -------      -------      -------      --------
        Total allowance for loan
            losses ..................               57,931       65,888       50,975       50,305       50,006
                                                   -------      -------      -------      -------      -------
Provision (credit) for loan losses:
    Domestic ........................               10,247       11,734       59,989       43,746       16,693
    Foreign .........................                1,073          467           23        1,915        2,727
                                                   -------      -------      -------      -------      -------
        Total provision for loan
            losses ..................               11,320       12,201       60,012       45,661       19,420
                                                   -------      -------      -------      -------      -------
Loan charge-offs:
    Commercial and financial ........               15,241        9,794       33,687       12,266        5,708
    Real estate construction ........                   20        4,753        6,315        6,680          543
    Real estate mortgage ............                1,607        5,800        4,625        2,599          941
    Consumer ........................                1,416        1,811        2,273       25,197       13,627
    Foreign .........................                  261        1,356          870        1,337        2,885
                                                   -------      -------      -------      -------      -------
        Total loan charge-offs ......               18,545       23,514       47,770       48,079       23,704
                                                   -------      -------      -------      -------      -------
Recoveries:
    Commercial and financial ........                1,178        1,414        1,494          256          487
    Real estate contruction .........                   73          259                         4            9
    Real estate mortgage ............                  206          488           52
    Consumer ........................                  561          927          681        2,785        3,682
    Foreign .........................                  187          268          444           43          405
                                                   -------      -------      -------      -------      -------
        Total recoveries ............                2,205        3,356        2,671        3,088        4,583
                                                   -------      -------      -------      -------      -------
        Net loan charge-offs ........               16,340       20,158       45,099       44,991       19,121
                                                   -------      -------      -------      -------      -------
Allowance of foreign subsidiary
purchased ...........................                1,405
Balance at end of year:
    Domestic ........................               50,968       56,987       64,323       49,007       48,958
    Foreign .........................                3,348          944        1,565        1,968        1,347
                                                   -------      -------      -------      -------      -------
        Total allowance for loan
            losses ..................              $54,316      $57,931      $65,888      $50,975      $50,305
                                                   -------      -------      -------     --------      -------
                                                   -------      -------      -------      -------      -------
Ratio of net charge-offs to average
  loans outstanding .................                 .63%         .97%        2.14%        1.72%        .77%
                                                       ---          ---        -----        -----        -----
                                                       ---          ---        -----        -----        -----

    State Street establishes an allowance for loan losses to absorb probable credit losses. Management's review of the adequacy of the allowance for loan losses is ongoing throughout the year and is based, among other factors, on the evaluation of the level of risk in the portfolio, the volume of adversely classified loans, previous loss experience, current trends, and expected economic conditions and their effect on borrowers.
    While the allowance is established to absorb probable losses inherent in the total loan portfolio, management allocates the allowance for loan losses to specific loans, selected portfolio segments and certain off-balance sheet exposures and commitments. Adversely classified loans in excess of $1 million are individually reviewed to evaluate risk of loss and assigned a specific allocation of the allowance. The allocations are based on an assessment of potential risk of loss and include evaluations of the borrowers' financial strength, cash flows, collateral, appraisals and guarantees. The allocations to portfolio segments and off-balance sheet exposures are based on management's evaluation of relevant factors, including the current level of problem loans and current economic trends. These allocations are also based on subjective estimates and management judgment, and are subject to change from quarter-to-quarter. In addition, a portion of the allowance remains unallocated as a general reserve for the entire loan portfolio.
    The provision for loan losses is a charge to earnings for the current period which is required to maintain the total allowance at a level considered adequate in relation to the level of risk in the loan portfolio. The provision for loan losses was $11.3 million for 1993, which compares to $12.2 million in 1992.
    At December 31, 1993, the allowance for loan losses was $54.3 million, or 2.03% of loans. This compares to an allowance of $57.9 million or 2.89% of loans a year ago. This decline reflects improvement in measures of credit quality and improvement in the outlook for general economic conditions and its affect on borrowers. The decline in the allowance for loan losses as a percentage of loan volume is also attributable to the growth in loan exposures to financial asset services customers and securities brokers in conjunction with their trading and settlement activity. These are generally short-term, usually overnight, and are structured to have relatively low credit exposure.

CREDIT QUALITY
    At December 31, 1993, loans comprised 14% of State Street's assets, compared to over 55% for other banking companies of comparable size. State Street's loan policies limit the size of individual loan exposures to reduce risk through diversification.
    In 1993, net charge-offs declined from $20.1 million to $16.3 million. Net charge-offs as a percentage of average loans were .63% compared to .97% for 1992.
    At December 31, 1993, total non-performing assets were $37.9 million, a $14.9 million decrease from year-end 1992. Non-performing assets include $26.8 million of non-accrual loans and $11.1 million of other real estate owned. In 1993, loans placed on non-accrual status were more than offset by charge-offs, payments, and the return to accrual status of several loans. The decline in other real estate owned resulted from property sales.
    In 1993, measures of credit quality improved, as discussed above, as did the general economic outlook. The economy in the Northeast began to expand modestly after several years of decline. We expect continued improvement in credit quality in 1994.

CROSS-BORDER OUTSTANDINGS
    Countries with which State Street has cross-border outstandings (primarily deposits with banks and letters of credit) of at least 1% of its total assets, all of which were to banks and other financial institutions, at December 31, 1993, 1992 and 1991, were as follows:


                                                              1993            1992            1991
                                                            ---------       ---------       ---------
                                                                   (DOLLARS IN THOUSANDS)
Japan ...............................................      $1,688,130      $1,630,148      $1,316,383
United Kingdom ......................................         613,515         524,352         517,720
France ..............................................         519,565         444,637         371,585
Australia ...........................................         498,671         174,652
Italy ...............................................         367,931         420,535         283,605
Germany .............................................         339,477         371,657         209,166
Canada ..............................................         289,152         220,217         180,472
Netherlands .........................................         224,622
Hong Kong ...........................................         206,443
Switzerland .........................................                         175,052         167,360
                                                           ----------      ----------      ----------
      Total outstandings ............................      $4,747,506      $3,961,250      $3,046,291
                                                           ----------      ----------      ----------
                                                           ----------      ----------      ----------

    Aggregate of cross-border outstandings in countries having between .75% and 1% of total assets at December 31, 1993 was $171,688,000 (Belgium); December 31, 1992 was $139,333,000 (Austria); and at December 31, 1991 was $136,792,000 (Sweden). At December 31, 1993 there was $499,000 of cross-border risk with Mexico.



DEPOSITS
    The average balance and rates paid on interest-bearing deposits for the years ended December 31, were as follows:

                                               1993                             1992                            1991
                                         ----------------------       -----------------------        -------------------------
                                           AVERAGE      AVERAGE        AVERAGE        AVERAGE         AVERAGE         AVERAGE
                                           BALANCE       RATE          BALANCE         RATE           BALANCE          RATE
                                         -----------    -------       ----------      -------         -------         -------
                                                                      (DOLLARS IN THOUSANDS)
Domestic:
    Noninterest-bearing
      deposits ................          $3,589,812                   $2,920,939                     $2,434,756
    Savings deposits ..........           2,166,996       2.41%        2,153,699       3.16%          1,818,398        5.22%
    Time deposits .............             157,481       2.88           162,464       3.86             306,789        6.00
                                         ----------                   ----------                     ----------
        Total domestic ........          $5,914,289                   $5,237,102                     $4,559,943
                                         ----------                   ----------                     ----------
                                         ----------                   ----------                     ----------
Foreign:
    Noninterest-bearing
      deposits ................          $   33,037                   $   31,424                      $   25,419
    Time deposits .............           4,953,696      2.95          3,954,528       4.42            2,648,345        6.55
                                         ----------                   ----------                      ----------
        Total foreign .........          $4,986,733                   $3,985,952                      $2,673,764
                                         ----------                   ----------                      ----------
                                         ----------                   ----------                      ----------

Maturities of domestic certificates of deposit of $100,000 or more at December 31, 1993, were as follows:

                                                                               (DOLLARS IN THOUSANDS)
  3 months or less ..........................................................          $62,947
  3 to 6 months .............................................................            8,058
  6 to 12 months ............................................................            3,063
  Over 12 months ............................................................            7,902
                                                                                       -------
        Total ...............................................................          $81,970
                                                                                       -------
                                                                                       -------

    At December 31, 1993, substantially all foreign time deposit liabilities were in amounts of $100,000 or more. Included in noninterest-bearing deposits were foreign deposits of $28,519,000, $41,492,000 and $22,188,000 at December 31, 1993, 1992 and 1991.

SHORT-TERM BORROWINGS
    The following table reflects the amounts outstanding and weighted average interest rates of the primary components of short-term borrowings as of and for the years ended:

                                              FEDERAL      SECURITIES SOLD
                                               FUNDS       UNDER REPURCHASE
                                             PURCHASED        AGREEMENTS
                                             ---------        ----------
                                                 (DOLLARS IN THOUSANDS)
Balance as of December 31:
    1993 .................................   $  269,083       $2,972,928
    1992 .................................      623,670        2,751,416
    1991 .................................      587,985        3,821,035
Maximum outstanding at any month end:
    1993 .................................   $1,081,811       $5,297,210
    1992 .................................    1,522,522        4,313,852
    1991 .................................    1,106,712        3,890,188
Average outstanding during the year:
    1993 .................................   $  741,082       $4,133,726
    1992 .................................      919,109        3,290,196
    1991 .................................      837,006        1,765,768
Weighted average interest rate at year end:
    1993 .................................      2.7%             2.7%
    1992 .................................      2.3              2.8
    1991 .................................      3.7              4.1
Weighted average interest rate during the
  year:
    1993 .................................      2.8              2.9
    1992 .................................      3.4              3.4
    1991 .................................      5.5              5.1

COMPETITION
    State Street is subject to competition in all of its products and markets worldwide. In addition to competition from other deposit taking institutions, State Street competes with investment management firms, private trustees, insurance companies, mutual funds, broker/dealers, investment banking firms, law firms, benefit consultants, and business service companies. As State Street expands globally, additional types of competition are encountered.

EMPLOYEES
    At December 31, 1993, State Street had 10,117 employees, of whom 9,684 were full-time.

REGULATION AND SUPERVISION
    State Street is registered with the Board of Governors of the Federal Reserve System (the "Board") as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the "Act"). The Act, with certain exceptions, limits the activities that may be engaged in by State Street and its non-bank subsidiaries to those which are deemed by the Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making such determination, the Board must consider whether the performance of any such activity by a subsidiary of State Street can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The Board is authorized to differentiate between activities commenced de novo and those commenced by the acquisition in whole or in part of a going concern. In the opinion of management, all of State Street's present subsidiaries are within the statutory standard or are otherwise permissible. The Act also requires a bank holding company to obtain prior approval of the Board before it may acquire substantially all the assets of any bank or ownership or control of more than 5% of the voting shares of any bank. The Act prohibits a bank holding company from acquiring shares of a bank located outside the state in which the operations of the holding company's banking
subsidiaries are  principally  conducted   unless  such  an  acquisition  is
specifically authorized by statute of the other state. State Street and its non-bank subsidiaries are affiliates of State Street Bank under the federal banking laws, which impose certain restrictions on transfers of funds in the form of loans, extensions of credit, investments or asset purchases by State Street Bank to State Street and its non-bank subsidiaries. Transfers of this kind to State Street and its non-bank subsidiaries by State Street Bank are limited to 10% of State Street Bank's capital and surplus with respect to each affiliate and to 20% in the aggregate, and are also subject to certain collateral requirements. A bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or lease or sale of property or furnishing of services. The Board has jurisdiction to regulate the terms of certain debt issues of bank holding companies.
    The primary banking agency responsible for regulating State Street and its subsidiaries, including State Street Bank, for both domestic and international operations is the Federal Reserve Bank of Boston. State Street is also subject to the Massachusetts bank holding company statute. The Massachusetts statute requires prior approval by the Massachusetts Board of Bank Incorporation for the acquisition by State Street of more than 5% of the voting shares of any additional bank and for other forms of bank acquisitions. State Street's banking subsidiaries located in France, Japan and Luxembourg are also subject to regulation by the regulatory authorities of those countries. The capital of each of these banking subsidiaries is in excess of the minimum legal capital requirements as set by those authorities.
    State Street Bank is a member of the Federal Reserve System and the Federal Deposit Insurance Corporation (the "FDIC") and is subject to applicable federal and state banking laws and to supervision and examination by the Federal Reserve Bank of Boston, as well as by the Massachusetts Commissioner of Banks, the FDIC, and the regulatory authorities of those countries in which a branch of State Street Bank is located.
    In 1990, Massachusetts adopted a law which permits Massachusetts banking institutions to acquire banking institutions located in other states based on a reciprocal basis.
    The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") broadened the enforcement powers of the federal banking agencies, including increased power to impose fines and penalties, over all financial institutions, including bank holding companies and commercial banks. The Crime Control Act of 1990 further broadened the enforcement powers of the federal banking agencies in a significant number of areas.
    The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") has as its primary objectives to recapitalize the Bank Insurance Fund ("BIF") and strengthen the regulation and supervision of financial institutions. During 1993, the federal banking agencies continued the process of promulgating regulations to implement the statute.
    The "Prompt Corrective Action" provisions of the FDICIA are for the stated purpose: "to resolve the problems of insured depository institutions at the least possible long-term loss to the deposit insurance fund." Each federal banking agency has implemented prompt corrective action regulations for the institutions that it regulates. The statute requires or permits the agencies to take certain supervisory actions when an insured depository institution falls within one of five specifically enumerated capital categories. It also restricts or prohibits certain activities and requires the submission of a capital restoration plan when an insured institution becomes undercapitalized. The implementing regulations establish the numerical limits for the capital categories and establish procedures for issuing and contesting prompt corrective action directives. To be within the category "well capitalized", an insured depository institution must have a total risk-based capital ratio of
10.0 percent or greater, a Tier 1 risk-based capital ratio of 6.0 percent or greater, and a leverage ratio of 5.0 percent or greater, and the institution must not be subject to an order, written agreement, capital directive, or prompt corrective action directive to meet specific capital requirements. An insured institution is "adequately capitalized" if it has a total risk-based capital ratio of 8.0 percent or greater, a Tier 1 risk-based capital ratio of
4.0 percent or greater, and a leverage ratio of 4.0 percent or greater (or a leverage ratio of 3.0 percent or greater if the institution is rated composite 1 under the regulatory rating system). The final three capital categories are levels of undercapitalized, which trigger mandatory statutory provisions. While other factors in addition to capital ratios determine an institution's capital category, State Street and State Street Bank each were within the "well-capitalized" category at December 31, 1993.
    The FDICIA requires the FDIC to recapitalize the BIF within a prescribed time frame of 15 years and to adopt a risk-based deposit insurance assessment system. The FDIC adopted a BIF recapitalization schedule and a final rule establishing a permanent risk-based assessment system, which is based on definitions of capital categories consistent with the "Prompt Corrective Actions" provisions. The rule is effective with the assessment period starting on January 1, 1994. Depending on which of the nine capital and supervisory categories a bank falls in, deposit insurance premiums will continue to range from 23 cents per $100 of domestic deposits for well-capitalized, financially sound institutions to a maximum of 31 cents for the lowest category.
    The Federal Reserve Board adopted a final rule, as required by the FDICIA, prescribing standards that will limit the risks posed by an insured depository institution's exposure to any other depository institution. Banks are required to develop written policies and procedures to monitor credit exposure to other banks, and to limit to 50% and 25% of total capital exposure to "undercapitalized" banks in 1994 and 1995, respectively.
    As required by the FDICIA, the FDIC adopted a regulation that permits only well capitalized banks, and adequately capitalized banks that have received waivers from the FDIC, to accept, renew or rollover brokered deposits. Regulations have also been adopted by the FDIC to limit the activities conducted as a principal by, and the equity investments of, state-chartered banks to those permitted for national banks. Banks may apply to the FDIC for approval to continue to engage in excepted investments and activities.
    Other FDICIA regulations adopted require independent audits, an independent audit committee of the bank's board of directors, stricter truth-in-savings provisions, and standards for real estate lending. The FDICIA amended deposit insurance coverage and the FDIC has implemented a rule specifying the treatment of accounts to be insured up to $100,000.
    Under other provisions of FDICIA, the federal banking agencies have proposed safety and soundness standards for banks in a number of areas including: internal controls, internal audit systems, information systems, credit underwriting, interest rate risk, executive compensation and minimum earnings. The agencies have also proposed rules to revise risk-based capital standards to take account of interest rate risk, as required by FDICIA.
    It is anticipated that the FDICIA and related regulations will result in higher costs for the banking industry in terms of deposit insurance assessments and costs of compliance and recordkeeping.

DIVIDENDS
    As a bank holding company, State Street is a legal entity separate and distinct from State Street Bank and its other non-bank subsidiaries. State Street's principal source of cash revenues is dividends from State Street Bank and its other non-bank subsidiaries. The right of State Street to participate as a stockholder in any distribution of assets of a subsidiary upon its liquidation or reorganization or otherwise is subject to the prior claims by creditors of the subsidiary, including obligations for federal funds purchased and securities sold under repurchase agreements, as well as deposit liabilities. Payment of dividends by State Street Bank is subject to provisions of the Massachusetts banking law which provide that dividends may be paid out of net profits provided (i) capital stock and surplus remain unimpaired, (ii) dividend and retirement fund requirements of any preferred stock have been met, (iii) surplus equals or exceeds capital stock, and
(iv) there are deducted from net profits any losses and bad debts, as defined, in excess of reserves specifically established therefor. Under the Federal Reserve Act, the approval of the Board of Governors of the Federal Reserve System would be required if dividends declared by the Bank in any year would exceed the total of its net profits for that year combined with retained net profits for the preceding two years, less any required transfers to surplus. Under applicable federal and state law restrictions, at December 31, 1993 State Street Bank could have declared and paid dividends of $366,454,000 without regulatory approval. Future dividend payments of the Bank and non-bank subsidiaries cannot be determined at this time.

ECONOMIC CONDITIONS AND GOVERNMENT POLICIES
    Economic  policies of  the  government and  its  agencies influence  the
operating environment of  State Street.   Monetary policy  conducted by  the
Federal Reserve Board directly affects the level of interest rates and overall credit conditions of the economy. Policy instruments utilized by the
Federal Reserve Board  include open  market operations  in U.S.   Government
securities, changes in reserve requirements for depository institutions, and changes in the discount rate and availability of borrowing from the Federal Reserve.

ITEM 2.  PROPERTIES

    State Street's headquarters are located in the State Street Bank Building, a 34-story building at 225 Franklin Street, Boston, Massachusetts, which was completed in 1965. State Street leases approximately 415,000 square feet (or approximately 45% of the space in this building) for a 30-year initial term with two successive extension options of 20 years each at rentals to be negotiated. State Street exercised the first of the two (2) options which will be effective on January 1, 1996 for a term of 20 years.
    State Street owns five buildings located in Quincy, Massachusetts, a suburb of Boston. Four of the buildings, containing a total of approximately 1,365,000 square feet, function as the Bank's operations facilities. The Bank occupies approximately 1,275,000 square feet and subleases the remaining space. The fifth building, with 186,000 square feet, is leased to Boston Financial Data Services, Inc., a 50% owned affiliate. Additionally, State Street owns a 98,000 square foot building in Westborough, Massachusetts for use as a second data center.
    The remaining offices and facilities of State Street and its subsidiaries are leased. As of December 31, 1993, the aggregate mortgage and lease payments, net of sublease revenue, payable within one year amounted to $23,632,000, plus assessments for real estate tax, cleaning and operating escalations.

ITEM 3.  LEGAL PROCEEDINGS

    State Street is subject to pending and threatened legal actions that arise in the normal course of business. In the opinion of management, after discussion with counsel, these can be successfully defended or resolved without a material adverse effect on State Street's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 4.A.  EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth certain information with regard to each executive officer of State Street. As used herein, the term "executive officer" means an officer who performs policy-making functions for State Street.

NAME                                                AGE      POSITION
- ----                                                ---      --------
Marshall N. Carter ............................      54      Chairman and Chief Executive Officer
David A. Spina ................................      51      Vice Chairman
George J. Fesus ...............................      51      Executive Vice President, Chief Financial
                                                               Officer and Treasurer
A. Edward Allinson ............................      59      Executive Vice President
Dale L. Carleton ..............................      49      Executive Vice President
Susan Comeau ..................................      52      Executive Vice President
Howard H. Fairweather .........................      55      Executive Vice President
Charles J. Kelly ..............................      49      Executive Vice President
Ronald E. Logue ...............................      48      Executive Vice President
Nicholas A. Lopardo ...........................      47      Executive Vice President
Albert E. Petersen ............................      48      Executive Vice President
David J. Sexton ...............................      54      Executive Vice President
Norton Q. Sloan ...............................      57      Executive Vice President

    There are no family relationships between any director and executive officer of State Street. With the exception of Messrs. Carter, Allinson, Logue and Petersen, all of the executive officers have been officers of State Street for five years or more. Mr. Carter became President of State Street in July, 1991, Chief Executive Officer in January, 1992 and Chairman in January, 1993. Prior to joining State Street, he was with Chase Manhattan Bank for 15 years, including the last three as head of global securities services. Mr. Allinson became an officer of State Street in March, 1990. Prior to joining State Street, he was President of Mitchell Hutchins Asset Management, a subsidiary of PaineWebber Incorporated, responsible for six financial service subsidiaries. Mr. Petersen became an officer of State Street in August, 1991. Prior to joining State Street, he was an Executive Vice President at First Empire State Corporation, a bank holding company, responsible for operations and systems. Mr. Logue became an officer of State Street in 1991. Prior to joining State Street, he was Executive Vice President at Bank of New England Corporation where he was head of processing services.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

    Information concerning the market prices of and dividends on State Street's common stock during the past two years appears on page 34 of State Street's 1993 Annual Report to Stockholders and is incorporated by reference. There were 5,886 stockholders of record at February 28, 1994. State Street's common stock is traded over-the-counter on the National Marker System, ticker symbol: STBK.

ITEM 6.  SELECTED FINANCIAL DATA

    The information is set forth on page 21 of State Street's 1993 Annual Report to Stockholders and is incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

    The information required by this item appears in State Street's 1993 Annual Report to Stockholders on pages 2 and 3 and pages 22 through 35 and is incorporated by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL FINANCIAL DATA

    The Consolidated Financial Statements, Report of Independent Auditors and Supplemental Financial Data appearing on pages 36 through 55 of State Street's 1993 Annual Report to Stockholders and are incorporated by reference.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information concerning State Street's directors appears on pages 1 through 6 of State Street's Proxy Statement for the 1994 Annual Meeting of Stockholders under the caption "Election of Directors" which Statement is to be filed with the Securities and Exchange Commission. Such information is incorporated by reference.
    Information concerning State Street's executive officers appears under the caption "Executive Officers of the Registrant" in Item 4.A. of this Report.

ITEM 11.  EXECUTIVE COMPENSATION

    Information concerning compensation of the executives of State Street appears on pages 10 through 17 in State Street's Proxy Statement for the 1994 Annual Meeting of Stockholders under the caption "Executive Compensation". Such information is incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information concerning security ownership of certain beneficial owners and management appears on pages 7 and 8 in State Street's Proxy Statement for the 1994 Annual Meeting of Stockholders under the caption "Beneficial Ownership of Shares". Such information is incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information concerning certain relationships and related transactions appears on page 9 in State Street's Proxy Statement for the 1994 Annual Meeting of Stockholders under the caption "Certain Transactions". Such information is incorporated by reference.

                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
          (a) (1) Financial Statements -- The following  consolidated financial  statements of State
                  Street included in its Annual Report to Stockholders for the year ended December 31,
                  1993, are incorporated by reference in Item 8 hereof:
                  Consolidated Statement of Income--Years ended December 31, 1993, 1992 and 1991
                  Consolidated Statement of Condition--December 31, 1993 and 1992
                  Consolidated Statement of Cash Flows -- Years ended December 31, 1993, 1992 and 1991
                  Consolidated Statement of Changes in Stockholders' Equity -- Years ended December 31,
                  1993, 1992 and 1991
                  Notes to Financial Statements
                  Report of Independent Auditors
              (2) Financial Statement Schedules -- Schedules to the consolidated financial statements required by Article 9 of Regulation  S-X are  not required under  the related instructions, are inapplicable, or the information is contained herein and therefore have been omitted.
              (3) Exhibits
                  A list of the exhibits filed or incorporated by reference appears following page 16 of this Report, which information is incorporated by reference.
          (b)     Reports on Form 8-K
                  A current report on Form 8-K dated October 8, 1993 was filed which reported on the issuance by State Street of $100 million principal amount of 5.95% notes due September
                  15, 2003.

                                  SIGNATURES
    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, on March 17, 1994, thereunto duly authorized.
                                  STATE STREET BOSTON CORPORATION


                                  By            REX S. SCHUETTE
                                     -----------------------------------------
                                                REX S. SCHUETTE
                                     Senior Vice President and Comptroller
    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 17, 1994, by the following persons on behalf of the registrant and in the capacities indicated.

OFFICERS:



            MARSHALL N. CARTER                                 DAVID A. SPINA
- ----------------------------------------------------     ------------------------------------------------
            MARSHALL N. CARTER, Chairman                       DAVID A. SPINA, Vice Chairman
            and Chief Executive Officer



     GEORGE J. FESUS                                       REX S. SCHUETTE
- ----------------------------------------------------  ------------------------------------------------
     GEORGE J. FESUS, Executive Vice President,            REX S. SCHUETTE, Senior Vice President
       Chief Financial Officer and Treasurer                          and Comptroller


DIRECTORS:



                 TENLEY E. ALBRIGHT                                   JOSEPH A. BAUTE
- ----------------------------------------------------  ------------------------------------------------
                 TENLEY E. ALBRIGHT                                   JOSEPH A. BAUTE



                I. MACALLISTER BOOTH                                   JAMES I. CASH
- ----------------------------------------------------  ------------------------------------------------
                I. MACALLISTER BOOTH                                   JAMES I. CASH



                  TRUMAN S. CASNER                                  NADER F. DAREHSHORI
- ----------------------------------------------------  ------------------------------------------------
                  TRUMAN S. CASNER                                  NADER F. DAREHSHORI



                  LOIS D. JULIBER                                     CHARLES F. KAYE
- ----------------------------------------------------  ------------------------------------------------
                  LOIS D. JULIBER                                     CHARLES F. KAYE



                  GEORGE H. KIDDER
- ----------------------------------------------------  ------------------------------------------------
                  GEORGE H. KIDDER                                   JOHN M. KUCHARSKI



                CHARLES R. LAMANTIA                                   DAVID B. PERINI
- ----------------------------------------------------  ------------------------------------------------
                CHARLES R. LAMANTIA                                   DAVID B. PERINI



                  DENNIS J. PICARD                                  BERNARD W. REZNICEK
- ----------------------------------------------------  ------------------------------------------------
                  DENNIS J. PICARD                                  BERNARD W. REZNICEK



                 ROBERT E. WEISSMAN
- ----------------------------------------------------
                 ROBERT E. WEISSMAN


                                   EXHIBIT INDEX

EXHIBIT 3.  ARTICLES OF INCORPORATION AND BY-LAWS
     3.1 Restated Articles of Organization as amended (filed with the Securities and Exchange Commission as Exhibit 3.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1988 and incorporated by reference)
     3.2 By-laws as amended (filed with the Securities and Exchange Commission as Exhibit 3.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated by reference)
     3.3 Certificate of Designation, Preferences and Rights (filed with the Securities and Exchange Commission as Exhibit 3.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated by reference)

EXHIBIT 4.  INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS
     4.1 Rights Agreement dated as of September 15, 1988 between State Street Boston Corporation and The First National Bank of Boston, Rights Agent (filed with the Securities and Exchange Commission as Exhibit 4 to Registrant's Current Report on Form 8-K dated September 30, 1988 and incorporated by reference)
     4.2 Amendment to Rights Agreement dated as of September 20, 1990 between State Street Boston Corporation and The First National Bank of Boston, Rights Agent (filed with the Securities and Exchange Commission as Exhibit 4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990 and incorporated by reference)
     4.3 Indenture dated as of August 2, 1993 between State Street Boston Corporation and The First National Bank of Boston, as trustee (filed with the Securities and Exchange Commission as Exhibit 4 to the Registrant's Current Report on Form 8-K dated October 8, 1993 and incorporated by reference)

EXHIBIT 10.  MATERIAL CONTRACTS
          Executive Compensation Plans and Agreements:
    10.1 State Street Boston Corporation Long-Term Common Stock Incentive Program, as amended (filed with the Securities and Exchange Commission as Exhibit 10.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1981 and incorporated by reference)
    10.2 State Street Boston Corporation 1981 Stock Option and Performance Share Plan, as amended (filed with the Securities and Exchange Commission as Exhibit 10.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1981 and incorporated by reference)
    10.3 State Street Boston Corporation 1984 Stock Option Plan (filed with the Securities and Exchange Commission as Exhibit 4(a) to Registrant's Registration Statement on Form S-8 (File No. 2-93157) and incorporated by reference)
    10.4 State Street Boston Corporation 1985 Stock Option and Performance Share Plan (filed with the Securities and Exchange Commission as
          Exhibit 10.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1985 and incorporated by reference)
    10.5 Revised Forms of Termination Agreement with Executive Officers (filed with the Securities and Exchange Commission as Exhibit 10.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1989 and incorporated by reference)
    10.6 State Street Boston Corporation 1989 Stock Option Plan (filed with the Securities and Exchange Commission as Exhibit 10.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1989 and incorporated by reference)
    10.7 State Street Boston Corporation 1990 Stock Option and Performance Share Plan (filed with the Securities and Exchange Commission as
          Exhibit 10.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated by reference)
    10.8 State Street Boston Corporation Supplemental Executive Retirement Plan, together with individual benefit agreements (filed with the Securities and Exchange Commission as Exhibit 10.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated by reference)

    10.9 Individual Pension Agreement with Marshall N. Carter (filed with the Securities and Exchange Commission as Exhibit 10.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated by reference)

    10.10 Individual Pension Agreement with A. Edward Allinson (filed with the Securities and Exchange Commission as Exhibit 10.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated by reference)
    10.11 Supplemental Retirement Agreement with Norton Q. Sloan
    10.12 Individual Pension Agreement with Albert E. Petersen
    10.13 Termination Benefits Arrangement with Marshall N. Carter
    10.14 State Street Global Advisor's Incentive Plan for 1993
    10.15 State Street Global Advisor's Incentive Plan for 1994
    10.16 Senior Executives Annual Incentive Plan
    10.17 1994 Stock Option and Performance Unit Plan

EXHIBIT 11.  STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
    11.1  State Street Boston Corporation Computation of Earnings Per Share

EXHIBIT 12.  STATEMENT RE COMPUTATION OF RATIOS
    12.1  Statement of ratio of earnings to fixed charges.

EXHIBIT 13.  PORTIONS OF ANNUAL REPORT TO STOCKHOLDERS
    13.1  Five Year Selected Financial Data.
    13.2 Management's Discussion and Analysis of Financial Condition and Results of Operations for the Three Years Ended December 31, 1993 (not covered by the Report of Independent Public Accountants).
    13.3  Letter to Stockholders.
    13.4 State Street Boston Corporation Consolidated Financial Statements and Schedules.

EXHIBIT 21.  SUBSIDIARIES
    21.1  Subsidiaries of State Street Boston Corporation

EXHIBIT 23.  CONSENTS OF EXPERTS AND COUNSEL
    23.1  Consent of Independent Auditors