Form 10-Q
period 1994-03-31
STATE STREET BOSTON CORP
filed 1994-05-16
CIK 93751

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549



                                    Form 10-Q



                    QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 31, 1994        Commission File Number 0-5108



                         STATE STREET BOSTON CORPORATION
              (Exact name of registrant as specified in its charter)


Commonwealth of Massachusetts                            04-2456637
(State or other jurisdiction of incorporation)       (I.R.S. Employer
                                                     Identification Number)


225 Franklin Street, Boston, Massachusetts                  02110
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code (6l7) 786-3000.


Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.


                              YES  X           NO
                                  ---             ---

Number of shares of registrant's common stock outstanding on April 30, 1994 was 76,332,805.

                         STATE STREET BOSTON CORPORATION



                                Table of Contents


                                                                   Page


Part I. Financial Information

Part I.  Item 1.  Financial Statements

    Consolidated Statement of Income                                  1

    Consolidated Statement of Condition                               2

    Consolidated Statement of Cash Flows                              3

    Consolidated Statement of Changes in Stockholders' Equity         4

    Notes to Consolidated Financial Statements                      5-9

    Independent Accountants' Review Report                           10

Part I. Item 2.

    Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                     11-19

Part II.  Other Information                                           20

    Signatures                                                        22

    Exhibits                                                          21

   Part I. Item 1. Financial Statements


                      STATE STREET BOSTON CORPORATION
                      Consolidated Statement of Income
                         Three months ended March 31,
                (Dollars in thousands, except per share data)
                                   (Unaudited)


                                                        1994          1993
   INTEREST REVENUE
   Deposits with banks                              $   51,310     $  51,059
   Investment securities:
     U.S. Treasury and Federal agencies                 32,449        29,642
     State and political subdivisions                    9,317         4,976
     Other investments                                  28,939        24,249
   Loans                                                37,617        28,570
   Federal funds sold and securities
     purchased under resale agreements                  28,828        22,590
   Trading account assets                                3,532         2,299
       Total interest revenue                          191,992       163,385

   INTEREST EXPENSE
   Deposits                                             55,129        49,653
   Other borrowings                                     45,963        34,817
   Long-term debt                                        2,170         2,667
       Total interest expense                          103,262        87,137
       Net interest revenue                             88,730        76,248
   Provision for loan losses                             3,170         2,680
       Net interest revenue after
         provision for loan losses                      85,560        73,568

   FEE REVENUE
   Fiduciary compensation                              180,067       144,445
   Other                                                68,653        49,562
       Total fee revenue                               248,720       194,007

       REVENUE BEFORE OPERATING EXPENSES               334,280       267,575

   OPERATING EXPENSES
   Salaries and employee benefits                      139,352       111,377
   Occupancy, net                                       16,523        15,185
   Equipment                                            28,051        23,600
   Other                                                69,164        52,957
       Total operating expenses                        253,090       203,119
       Income before income taxes                       81,190        64,456
   Income taxes                                         29,900        21,801
       NET INCOME                                   $   51,290     $  42,655


   EARNINGS PER SHARE
       Primary                                           $ .67         $ .56
       Fully diluted                                       .66           .55

   AVERAGE SHARES OUTSTANDING (in thousands)
       Primary                                          76,677        76,749
       Fully diluted                                    77,374        77,851

   CASH DIVIDENDS DECLARED PER SHARE                     $ .14         $ .12


   The accompanying notes are an integral part of these financial statements.


                    STATE STREET BOSTON CORPORATION
                  Consolidated Statement of Condition
                        (Dollars in thousands)
                            (Unaudited)

                                                           March 31,         December 31,
                                                              1994               1993
ASSETS
Cash and due from banks                                   $ 2,333,590       $   1,469,395
Interest-bearing deposits with banks                        5,295,784           5,148,249
Securities purchased under resale agreements                1,923,345           2,267,546
Federal funds sold                                            668,000             188,000
Trading account assets                                        738,384             159,446
Investment securities:
  Held to maturity                                          4,722,554           4,484,104
  Available for sale                                        1,408,756           1,217,095
    Total investment securities                             6,131,310           5,701,199

Loans                                                       3,289,074           2,680,174
Allowance for loan losses                                     (54,987)            (54,316)
  Net loans                                                 3,234,087           2,625,858

Premises and equipment                                        447,691             445,109
Customers' acceptance liability                                25,769              65,643
Accrued income receivable                                     306,530             280,976
Other assets                                                1,265,219             368,702
    TOTAL ASSETS                                          $22,369,709       $  18,720,123

LIABILITIES
Deposits:
 Noninterest-bearing deposits                             $ 5,292,487       $   5,450,183
 Interest-bearing deposits:
  Domestic                                                  2,207,379           2,140,457
  Foreign                                                   7,810,832           5,427,231
  Total deposits                                           15,310,698          13,017,871

Federal funds purchased                                       168,701             269,083
Securities sold under repurchase agreements                 3,324,878           2,972,928
Other short-term borrowings                                   728,690             469,265
Notes payable                                                 347,995             149,990
Acceptances outstanding                                        26,118              65,928
Accrued taxes and other expenses                              388,969             373,152
Other liabilities                                             802,251             167,993
Long-term debt                                                128,640             128,939
    TOTAL LIABILITIES                                      21,226,940          17,615,149

STOCKHOLDER'S EQUITY
Preferred stock, no par: authorized 3,500,000; issued none
Common stock, $1 par: authorized 112,000,000
 issued 76,139,000 and 75,874,000                              76,139              75,874
Surplus                                                        24,632              19,253
Retained Earnings                                           1,041,998           1,009,847
    TOTAL STOCKHOLDERS' EQUITY                              1,142,769           1,104,974
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $22,369,709       $  18,720,123






The accompanying notes are an integral part of these financial statements.

                                STATE STREET BOSTON CORPORATION
                             Consolidated Statement of Cash Flows
                                 Three Months ended March 31,
                                   (Dollars in thousands)
                                         (Unaudited)
                                                                         1994             1993
OPERATING ACTIVITIES
Net income                                                           $    51,290      $    42,655
Noncash charges for depreciation, amortization, provision for
   loan losses and foreclosed properties, and deferred income taxes       53,343           32,177
     Net income adjusted for noncash charges                             104,633           74,832

Adjustments to reconcile to net cash provided (used)
 by operating activities:
   Securities (gains) losses, net                                          3,011           (6,513)
   Net change in:
      Accrued income receivable                                          (25,554)           9,230
      Accrued taxes and other expenses                                     3,978           (7,681)
      Trading account assets                                            (578,938)         (12,907)
      Other, net                                                        (260,063)           5,087
        NET CASH PROVIDED BY OPERATING ACTIVITIES                       (752,933)          62,048

INVESTING ACTIVITIES
Payments for purchases of:
     Held to maturity securities                                      (1,115,655)        (539,428)
     Available-for-sale securities                                      (442,817)        (401,361)
     Lease financing assets                                              (79,129)         (71,355)
     Premises and equipment                                              (24,797)         (26,424)
Proceeds from:
     Maturities of held to maturity securities                           860,466          434,015
     Sales of available-for-sale securities                              149,022          381,728
     Maturities of available-for-sale securities                          90,000           --
     Principal collected from lease financing                             15,443           13,080
Net (payments for) proceeds from:
     Interest-bearing deposits with banks                               (147,535)        (295,609)
     Federal funds sold and securities purchased
      under resale agreements                                           (135,799)      (1,080,553)
     Loans                                                              (590,029)        (111,972)
        NET CASH USED BY INVESTING ACTIVITIES                         (1,420,830)      (1,697,879)

FINANCING ACTIVITIES
Proceeds from issuance of:
     Nonrecourse debt for lease financing                                 58,670           61,988
     Common stock                                                          3,660            2,756
Payments for:
     Nonrecourse debt for lease financing                                (15,406)         (12,349)
     Long-term debt                                                         (190)         (38,672)
     Cash dividends                                                      (10,660)          (9,040)
Net proceeds from (payments for):
     Deposits                                                          2,292,827         (719,202)
     Short-term borrowings                                               709,057        1,935,422
        NET CASH PROVIDED BY FINANCING ACTIVITIES                      3,037,958        1,220,903

        NET INCREASE (DECREASE)                                          864,195         (414,928)
Cash and due from banks at beginning of period                         1,469,395        1,284,467
        CASH AND DUE FROM BANKS AT END OF PERIOD                     $ 2,333,590      $   869,539

SUPPLEMENTAL DISCLOSURE
     Interest paid                                                   $    98,224      $    82,595
     Income taxes paid                                                    12,753            9,143

The accompanying notes are an integral part of these financial statements.


                    STATE STREET BOSTON CORPORATION
         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      THREE MONTHS ENDED MARCH 31,
                         (Dollars in thousands)
                              (Unaudited)


                                                        1994            1993
BEGINNING BALANCE                                   $ 1,104,974     $  953,135

  Net Income                                             51,290         42,655
  Cash dividends declared                               (10,660)        (9,039)
  Issuance of common stock                                5,645          5,392
  Foreign currency translation                            2,068            680
  Unrealized net losses on available-for-sale
    securities                                          (10,548)             -

ENDING BALANCE                                      $ 1,142,769     $  992,823



























The accompanying notes are an integral part of these financial statements.


                      STATE STREET BOSTON CORPORATION

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)






Note A - Basis of Presentation

The consolidated financial statements include the accounts of State Street
Boston Corporation ("State Street") and its subsidiaries, including its principal subsidiary, State Street Bank and Trust Company ("State Street
Bank"). All significant intercompany transactions have been eliminated upon consolidation. Certain previously reported amounts have been reclassified to conform to the current method of presentation.
State Street's investment in its 50%-owned affiliate, Boston Financial Data
Services, Inc., is accounted for by the equity method.

Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for
Certain Investments in Debt and Equity Securities," was adopted by State Street effective January 1, 1994. SFAS No. 115 requires that debt and equity securities for which State Street does not have the positive intent or ability to hold to maturity and that are not considered to be part of trading-related activities be classified as available-for-sale securities and reported at their fair values, with unrealized gains and losses reported on a net-of-tax basis as a separate component of stockholders' equity. At March 31, 1994, the unrealized pre-tax loss on available-for-sale securities was $18,556,000. Held to maturity investments are stated at cost, adjusted for amortization of premiums and accretion of discounts. Securities classified as available-for-sale are purchased in connection with State Street's interest-rate risk management and may be sold in response to changes in interest rates and other factors. Gains or losses on securities sold are computed based on identified costs and included in fee revenue.

Financial Accounting Standards Board Interpretation No. 39, "Offsetting of
Amounts Related to Certain Contracts" was adopted by State Street during the first quarter of 1994. Interpretation No. 39 changes the reporting of unrealized gains and losses on interest rate and foreign exchange contracts on the balance sheet. The interpretation requires that gross unrealized gains be reported as assets and gross unrealized losses be reported as liabilities. The amounts were previously shown on a net basis on the balance sheet. The interpretation, however, permits netting of such unrealized gains and losses with the same counterparty when master netting agreements have been executed. The adoption of this interpretation has resulted in an increase to other assets and other liabilities of $694 million at March 31, 1994.

For the Consolidated Statement of Cash Flows, State Street has defined cash equivalents as those amounts included in the Statement of Condition caption, "Cash and due from banks." For the three months ended March 31, 1994 and 1993, long-term debt converted into common stock was $119,000 and $408,000, respectively.

In the opinion of management, all adjustments consisting of normal recurring accruals which are necessary for a fair presentation of the financial position of State Street and subsidiaries at March 31, 1994 and December 31, 1993, and its cash flows for the three months ended
March 31, 1994 and 1993, and the consolidated results of its operations for the three months ended March 31, 1994 and 1993 have been made.
These statements should be read in conjunction with the financial statements, notes and other information included in State Street's latest annual report on Form 10-K.

                     STATE STREET BOSTON CORPORATION

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)



Note B - Investment Securities

Investment securities consisted of the following:


(Dollars in thousands)               March 31, 1994                December 31, 1993

                               Cost                Market          Cost          Market
Held to maturity
   U.S. Treasury and
     Federal agencies       $1,275,580           $1,269,848     $1,272,370     $1,282,219
   State and political
     subdivisions            1,124,618            1,118,873      1,083,879      1,090,391
   Asset-backed securities   2,211,885            2,206,292      2,028,099      2,033,554
   Other investments           110,471              110,432         99,756        101,084
       Total                 4,722,554            4,705,445      4,484,104      4,507,248

Available for sale
   U.S. Treasuries           1,315,835            1,296,428      1,121,605      1,126,008
   Other investments           111,477              112,328         95,490         95,913
       Total                 1,427,312            1,408,756      1,217,095      1,221,921
       Total investment
        securities          $6,149,866           $6,114,201     $5,701,199     $5,729,169


Note C - Allowance for Loan Losses

The adequacy of the allowance for loan losses is evaluated on a regular basis by management. Factors considered in evaluating the adequacy of the allowance include previous loss experience, current economic conditions and their effect on borrowers, and the performance of individual credits in relation to contract terms. The provision for loan losses charged to earnings is based upon management's judgment of the amount necessary to maintain the allowance at a level adequate to absorb probable losses.

Changes in the allowance for loan losses were as follows:

                                      Three Months Ended
(Dollars in thousands)                    March 31,
                                        1994      1993
Balance at beginning of period        $54,316    $57,931
Provision for loan losses               3,170     2,680
Loan charge-offs                       (3,102)   (5,836)
Recoveries                                603       432
   Balance at end of period           $54,987   $55,207

                   STATE STREET BOSTON CORPORATION

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)



Note D - Income Taxes

The provision for income taxes included in the Consolidated Statement of Income is comprised of the following:

                            Three Months Ended
(Dollars in thousands)           March 31,
                              1994      1993

Current                      $10,053  $15,356
Deferred                      19,847    6,445
   Total provision           $29,900  $21,801


The provision for income taxes is less than the combined U.S. corporate tax rate of 35% for 1994 and 34% for 1993, and the applicable state tax rates in both periods primarily because of tax exempt income and tax credits.


Note E - Fee Revenue - Other

The following items are included in the other category of fee revenue:

                                        Three Months Ended
(Dollars in thousands)                        March 31,
                                          1994      1993
Foreign exchange trading               $ 34,087  $ 16,054
Processing service fees                  13,925    10,463
Service fees                             11,232     9,071
Securities gains (losses) net           (3,011)     6,513
Trading account profits                  1,535      2,053
Other                                   10,885      5,408
   Total fee revenue - other          $ 68,653   $ 49,562


Note F - Operating Expenses - Other

The following items are included in the other category of operating expenses:

                                         Three Months Ended
(Dollars in thousands)                        March 31,
                                           1994     1993
Contract services                       $ 21,822  $ 14,438
Professional services                     11,523     7,911
Telecommunications                         6,009     5,449
Postage, forms and supplies                5,877     5,219
Advertising and sales promotion            5,614     4,482
FDIC and other insurance                   5,484     4,026
Other                                     12,835    11,432
   Total operating
        expenses - other                $ 69,164  $ 52,957

                       STATE STREET BOSTON CORPORATION

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)



Note G - Commitments and Contingent Liabilities

State Street provides custody, accounting and information services to mutual fund, master trust/master custody/global custody, corporate trust and defined contribution plan customers; and investment management services to institutions and individuals. Assets under custody and management, held by State Street in fiduciary or custody capacity, are not included in the Consolidated Statement of Condition since items are not assets of State Street. Management conducts regular reviews of its responsibilities for these services and considers the results in preparing its financial statements. In the opinion of management, there are no contingent liabilities at March 31, 1994 that would have a material adverse effect on State Street's financial position or results of operations.

State Street is subject to pending and threatened legal actions that arise in the normal course of business. In the opinion of management, after discussion with counsel, these can be successfully defended or resolved without a material adverse effect on State Street's financial position or results of operations.

                    STATE STREET BOSTON CORPORATION

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)



Note H - Earnings Per Common Share

The computation of earnings per common share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during each period. The computation of fully diluted earnings per share is based on the assumption that the convertible capital notes and debentures had been converted as of the beginning of each year with the elimination of related interest expense less income tax effect. The computation of earnings per share is as follows:


(Dollars in thousands,                       Three Months Ended
except per share data)                            March 31,
                                         1994                 1993
Primary
 Average shares outstanding           76,048,356           75,244,847
 Common stock equivalents                628,826            1,504,072

     Primary shares outstanding       76,677,182           76,748,919

 Net income                              $51,290              $42,655

 Earnings Per Share-primary              $   .67              $   .56

Fully Diluted
 Average shares outstanding           76,048,356           75,244,847
 Common stock equivalents                628,826            1,504,072
 Assumed conversion of 7 3/4%
   convertible subordinated
   debentures                            697,022            1,060,616
 Assumed conversion of 5%
   convertible notes                           -               41,323

     Fully diluted average
       shares outstanding             77,374,204           77,850,858


 Net income                              $51,290              $42,655
 Elimination of interest on
   7 3/4% convertible subordinated
   debentures and 5% convertible
   notes less related income tax
   effect                                     43                   64

     Fully diluted net income            $51,333              $42,719

Earnings Per Share-fully diluted         $   .66              $   .55

                         INDEPENDENT ACCOUNTANTS' REVIEW REPORT



The Stockholders and Board of Directors
State Street Boston Corporation


We have reviewed the accompanying consolidated statement of condition of State Street Boston Corporation as of March 31, 1994, and the related consolidated statements of income, cash flows and changes in stockholders' equity for the three-month periods ended March 31, 1994 and 1993.
These financial statements are the responsibility of the Corporation's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of condition of State Street
Boston Corporation as of December 31, 1993 and the related consolidated statements of income, cash flows and changes in stockholders' equity for the year then ended, not presented herein, and in our report dated January 13, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of condition as of December 31, 1993, is fairly stated, in all materials respects, in relation to the consolidated statement of condition from which it has been derived.




                                                     ERNST & YOUNG


Boston, Massachusetts
April 15, 1994

                       STATE STREET BOSTON CORPORATION

Part I. Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

SUMMARY

State Street began 1994 with an excellent quarter, benefitting from global investing and the growth in mutual funds. New customers were added and existing customers used more services.

First quarter earnings per share were $.66 on a fully diluted basis, an increase of 20% from $.55 per share in the first quarter of 1993.
Net income in the quarter was $51.3 million, up from $42.7 million a year ago. The bulk of net income is derived from financial asset services provided worldwide. Return on stockholders' equity was 18.3%. The earnings per share gain reflected revenue growth of 25%, partially offset by increased expenses to support growth and continued investment spending.


                         Condensed Income Statement
                          Taxable Equivalent Basis
                 (Dollars in million, except per share data)

                                          Three Months Ended
                                               March 31,
                                 1994       1993      Change     %

Fee revenue                     $248.7     $194.0     $ 54.7     28

Interest revenue                 197.9      167.2       30.7     18
Interest expense                 103.2       87.1       16.1     18
 Net interest revenue             94.7       80.1       14.6     18
Provision for loan losses          3.2        2.7        0.5     19
 Net interest revenue after
  provision for loan losses       91.5       77.4       14.1     18

 Total revenue                   340.2      271.4       68.8     25

Operating expenses               253.1      203.1       50.0     25
 Income before taxes              87.1       68.3       18.8     28

Income taxes                      29.9       21.8        8.1     37
Taxable equivalent adjustment      5.9        3.8        2.1     55
 Net income                     $ 51.3     $ 42.7 $      8.6     20

Earnings Per Share
 Primary                        $  .67     $  .56 $      .11     20
 Fully diluted                     .66        .55        .11     20

($ and % change based on dollars in thousands)

                   STATE STREET BOSTON CORPORATION

Part I. Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (continued)



TOTAL REVENUE

Total revenue was $340.2 million, up $68.8 million, or 25%, from a year ago. Revenue growth occurred throughout the company.

Total assets under custody increased to $1.6 trillion, up 17%, with the non-U.S. securities component up 70%. Non-U.S. securities require multicurrency accounting and other more complex services; this is reflected in higher revenue received for servicing these assets. Total assets under management were $139 billion, an increase of 15% over a year ago.

FEE REVENUE

Fee revenue was $248.7 million, up $54.7 million, or 28%, from the first quarter of 1993.

Fiduciary compensation, the largest component of fee revenue, was $180.1 million, up $35.6 million, or 25%. Fiduciary compensation is derived from accounting, custody, information services, recordkeeping, investment management and trusteeship services.

Growth in fiduciary compensation from servicing mutual funds reflected 15% growth in assets and 30% growth in trades. The number of funds serviced increased to 2,209, up 300 from a year ago. Complexity also increased; non-U.S. assets more than doubled, and 161 more funds offered multiple classes of shares, each class with its own accounting and pricing requirements. Substantial revenue growth occurred across the investment management product line, with particularly strong growth from services for customers in Continental Europe, and for short-term cash and international equity management.

Outside the United States, fiduciary compensation from global custody and related services reflected new business, additional assets and transactions from existing customers, growth of mutual fund servicing and increased usage of services related to securities custody.

Foreign exchange revenue was $34.1 million, up $18.0 million from a year ago. Substantial cross-border investment activity by customers, as reflected in the 89% year-over-year increase in non-U.S. securities transactions processed during the first quarter, led to a substantial increase in foreign exchange trading volume.

The year-over-year growth in fee revenue benefitted from increases in processing service fees of $3.5 million, due in part to a fourth quarter acquisition; service fees of $2.2 million; currency translation of $2.4 million on the foreign bond portfolio; additional gains on leasing residuals of $1.2 million and additional coupon collection revenue of $1.1 million. Net securities losses were $3.0 million, compared to net securities gains of $6.5 million a year ago.

                   STATE STREET BOSTON CORPORATION

Part I. Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (continued)


NET INTEREST REVENUE

Taxable equivalent net interest revenue was $94.7 million, up $14.5 million, or 18%, over the same quarter a year ago. Substantial balance sheet growth offset the negative effects of a narrower spread between interest rates earned and paid, and asset yields which were lower than a year ago.

Average interest-earning assets grew $4.8 billion, or 34%, to $18.9 billion, funded by additional short-term funds, from customers, due in part to the increase in trading volumes processed at State Street. Noninterest-bearing deposits increased $1.5 billion to $4.6 billion, and foreign deposits were up $2.7 billion to $6.7 billion.

The $1.1 billion, or 51%, increase in average loans resulted primarily from additional securities settlement advances and other loans to financial asset services customers, and loans to securities brokers. Such loans, which are primarily short-term and structured to have relatively low credit exposure, constituted 46% of the total average first quarter loan portfolio. Traditional commercial loans comprised
8% of total average assets for the quarter, with growth occurring in trade finance, leases and commercial loans. Over half of the $522 million increase in foreign loans and some of the increase in foreign deposits reflect a program to streamline the cash component of State Street's global financial asset servicing capabilities by redesigning the subcustody network. As of March 31, the conversion of customers' non-U.S.
operating cash accounts from subcustodians to State Street accounts was approximately half complete.

Reflecting declining market interest rates, asset yields declined from 4.80% to 4.24%, or 56 basis points, and liability costs declined from 3.15% to 2.77%, or 38 basis points. This narrowed the spread between interest rates earned and paid by 18 basis points and reduced the yield earned on noninterest-bearing sources of funds.

OPERATING EXPENSES

Operating expenses of $253.1 million were up $50.0 million, or 25%, from the first quarter of 1993, due to expenses incurred to process the surge in the number of transactions and the ongoing investment spending program. Salaries and employee benefits were $139.4 million, up $28.0 million, or 25%, due in part to an 8% increase in staff and higher expense for incentive compensation, temporary help and overtime. Other expenses of $69.2 million, up $16.2 million, or 31%, reflected the increased volume of transactions, as well as higher expenses for advertising and sales, and professional services.

Investment spending, which is determined by strategic needs, continued as planned. Because of the surge in revenue, it is now running somewhat less than 10% of total revenue.

Progress was made on the reengineering program, an end-to-end review and redesign of cash and securities processing. For example, the capacity to support non-U.S. transactions was increased, quality was improved, and unit costs were lowered by redesigning the use of the subcustody network. When compared with the first quarter of 1993, in State Street's core processing departments, the unit cost of processing non-U.S.
securities was lowered by more than 15%. This project is not complete and further unit cost reductions are expected.

                       STATE STREET BOSTON CORPORATION

Part I. Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (continued)



CREDIT QUALITY

At March 31, 1994, total loans were $3.3 billion. Excluding securities settlement advances and other loans to financial asset services customers and loans to securities brokers, loans were $1.9 billion, 8% of total assets.

The provision for loan losses charged against income was $3.2 million, up from $2.7 million a year ago. During the quarter, the allowance for loan losses increased from $54.3 million to $55.0 million. Loan growth, primarily in loans with relatively low credit exposure, caused the allowance for loan losses as a percentage of ending loans to decline to 1.67%. As these loans continue to grow, we expect the percentage will continue to decline.

Loan ratios                           1994              1993
                                   1Q        4Q        3Q        2Q         1Q

Allowance to ending loans         1.67%     2.03%     2.11%     2.31%     2.60%

Net charge-offs
   to average loans                .30       .50       .50       .63       .98

Non-performing loans to
   ending loans                    .70      1.00      1.15      1.44      2.00

During the first quarter, non-performing loans declined from $26.8 million to $23.0 million, as charge-offs and payments more than offset the addition of one new loan. Other real estate owned declined from $11.1 million to $6.8 million with the sale of two properties. At quarter end, non-performing assets of $29.8 million were carried at 41% of their original value. First quarter net charge-offs were $2.5 million, down from $5.4 million in the first quarter of 1993.

Non-performing assets                 1994              1993
                                   1Q        4Q       3Q         2Q       1Q
Non-accrual loans:
Commercial and financial         $20.7     $24.7     $27.7     $32.3    $34.2
Real estate                        1.0        .5        .7        .7      5.4
Other                              1.3       1.6       1.6       1.7      2.8
   Total non-accrual loans        23.0      26.8      30.0      34.7     42.4
Other real estate owned            6.8      11.1      11.8      13.1     11.1
   Total non-performing
     assets                      $29.8     $37.9     $41.8     $47.8    $53.5

   Credit quality continues to improve.

TAXES

The effective tax rate in the first quarter was 36.8%, up from 33.8% in the first quarter of 1993. The increase reflects the increase in the U.S. corporate income tax rate in August, 1993, and the growth of fully-taxable income.

                  STATE STREET BOSTON CORPORATION

Part I. Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)


LINES OF BUSINESS

The estimated results for State Street's two lines of business are derived from internal accounting systems, which are continually refined to reflect organizational performance. These systems allocate to each business revenue and expenses related to the business, as well as certain corporate overhead, operations and systems development expenses. They also incorporate processes for allocating assets and liabilities to each business, including the interest rates appropriate to each allocation. Capital is allocated using the Federal regulatory guidelines as a basis, coupled with management's judgement regarding the operational risks inherent in the businesses. The capital allocations may not be representative of the capital levels that would be required if these two lines of business were independent business units.

This section of financial review presents performance results of State Street's two lines of business: financial asset services and commercial lending. The following line-of-business information is based on management accounting practices that conform to and support the strategic objectives and management structure of State Street and are not necessarily comparable with similar information for any other banking company:


LINES OF BUSINESS

(Taxable equivalent basis,         Financial         Commercial
dollars in millions)            Asset Services         Lending             Corporate
Period ending March 31,        1994       1993      1994      1993      1994      1993
Fee revenue                   $238.9     $186.8     $11.5     $ 9.2    $(1.7)     $(2.0)
Net interest revenue            72.8       61.8      23.6      20.6     (1.7)      (2.3)
Provision for loan losses         .3         .1       2.9       2.6

   Total revenue               311.4      248.5      32.2      27.2     (3.4)      (4.3)
Operating expenses             226.0      180.7      18.8      15.2      8.3        7.1
   Income before income
     taxes                      85.4       67.8      13.4      12.0    (11.7)     (11.4)
Income taxes                    37.8       29.2       5.8       5.0     (7.8)      (8.5)
   Net income                 $ 47.6     $ 38.6    $  7.6    $  7.0    $(3.9)     $(2.9)

Percentage contribution           93%        90%       15%       17%      (8)%       (7)%

Average assets               $19,194    $13,921    $2,276    $1,954

                       STATE STREET BOSTON CORPORATION

Part I. Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)



FINANCIAL ASSET SERVICES. Financial asset services, which contributed 93% of State Street's net income for the three months ending March 31, 1994 is comprised of business components that service and manage financial assets worldwide. These include services for mutual funds and pension plans, both defined benefit and defined contribution; corporate trusteeship; and management of institutional financial assets and personal trust. A broad array of banking services is provided, including accounting, custody of securities, information services and recordkeeping; taking short-term customer funds onto State Street's balance sheet; investment management; foreign exchange trading; and cash management. Revenue for these services is reflected in fee revenue and net interest revenue.

In the first quarter of 1993, net income of $47.6 million increased $9 million, or 23%, from the same quarter a year ago. Total revenue growth of $62.9 million, or 25%, was offset by a $45.3 million, or 25%, increase in operating expenses. The $62.9 increase in total revenue was driven by a $52.1 million, or 28%, increase in fee revenue. Fiduciary compensation was up $35.6 million and foreign exchange revenue increased $18.0 million. Taxable equivalent net interest revenue grew $11.0 million, or 18%, primarily due to balance sheet growth which was fueled by additional short-term funds from customers. Growth in operating expenses reflected expenses supporting growth, including the surge in the number of non-U.S. transactions processed, and the ongoing investment spending program.

COMMERCIAL LENDING. In the first quarter of 1994, commercial lending contributed 15% of net income. Net income increased $.6 million, or 9%, due to higher net interest revenue and higher fee revenue, partially offset by higher expenses and a $.6 million higher provision for loan losses. Taxable equivalent net interest revenue increased $3.0 million, or 15%, due to growth in foreign loans, due in part to an acquisition; loans to broker/dealers; leases, and commercial and financial loans. Fee revenue increased $2.3 million, or 25%, due to additional gains on leasing residuals of $1.2 million, additional loan fees and an acquisition. Operating expenses increased $3.6 million, or 24%, in part due to a credit to expense in the first quarter of 1993 reflecting a gain on the sale of other real estate owned, and an acquisition.

CORPORATE. Corporate includes the impact of long-term debt; investment of corporate cash; tax credits from tax-advantaged financings, including writedowns of these investments in fee revenue; operating expenses; and other corporate items.

In the first quarter of 1993, these corporate items reduced net income by 8%. The net income reduction of $3.9 million compared with a reduction of $2.9 million a year ago. This change reflected increased expenses and less benefit from tax-advantaged financings.

                  STATE STREET BOSTON CORPORATION

Part I. Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)


ACCOUNTING CHANGES

In the first quarter, State Street adopted Financial Accounting Standards Board Interpretation No. 39, "Offsetting of Amounts Related To
Certain Contracts." This
new accounting requirement for all corporations mandated that both unrealized gains and losses on certain off-balance sheet instruments be included on the balance sheet. In the past, unrealized gains or losses were shown net on the balance sheet. For State Street, the primary instrument affected was forward foreign exchange contracts, due in part to the treasury services provided to global financial asset services customers. Market risk of these instruments is controlled under State Street's credit and counterparty risk management system. Most of the contracts are for 90 days or less, which results in a portfolio of relatively short maturity. Because of this new reporting requirement, at March 31 approximately $700 million of unrealized gains and losses relating to off-balance sheet instruments were added to both other assets and other liabilities on the balance sheet. This reporting change did not affect the risk-based capital ratios, which have always included these off-balance sheet instruments.

Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" was adopted on January
1, 1994. This standard requires that available-for-sale securities be reported at fair value, with any unrealized gains and losses, net of taxes, reflected as a separate component of stockholders' equity. At January 1, 1994 the fair value of the available-for-sale portfolio exceeded this aggregate amortized cost by $4.8 million. This will create variability in stockholders' equity.

CAPITAL AND LIQUIDITY

State Street has a strong capital position to support current operations and continued growth, and continues to generate capital internally at a high rate. In the first quarter, the internal capital generation rate was 14.5%.

At March 31, 1994, State Street's capital and leverage ratios exceeded the regulatory guidelines:

                                                Minimum
                                State           Regulatory
                                Street          Guidelines

Risk-based capital ratios:

   Tier 1 capital                10.8%              4.0%
   Total capital                 11.3               8.0

Leverage ratio                    5.2               3.0

                       STATE STREET BOSTON CORPORATION

Part I. Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)



State Street expects to grow the balance sheet commensurate with growth in equity, maintaining capital ratios at State Street Bank which qualify for the "well-capitalized" designation. The corporation's objectives are to optimize the use of the balance sheet and to fully service customers, with emphasis on those services which State Street is uniquely positioned to provide.

Liquidity is required to replace maturing liabilities, accommodate the transaction and cash management requirements of State Street's customers, meet loan commitments and accommodate other corporate needs. Liquidity is provided from the ability to access global market sources of funding and gather additional deposits, and from maturing short-term assets, sale of available for sale securities and payment of loans.

State Street manages its assets and liabilities to maintain a high level of liquidity. The Corporation has an extensive and diverse funding base inside and outside the United States. A significant percentage of funding comes from customers who have other relationships with State
Street, particularly those using financial asset services worldwide. Deposits are accessed through domestic as well as international treasury centers, providing a cost-effective, geographically diverse source of funding. Significant funding is also provided from institutional customers' demand for repurchase agreements for their short-term investment needs. State Street maintains other funding alternatives, ensuring access to additional sources of funds if needed. Relationships are maintained with a variety of investors, for a range of financial instruments, in various markets and time zones.

State Street maintains a large portfolio of liquid assets. At March 31, 1994, the portfolio included $5.3 billion of interest-bearing deposits with banks and $1.9 billion of securities purchased under resale agreements. Although not relied on for daily liquidity needs, the $1.4 billion available-for-sale portfolio of marketable securities provides a significant secondary source of liquidity.

State Street maintains strong liquidity ratios. When liquidity is measured by the ratio of liquid assets to total assets, State Street ranks among the highest of U.S. banking companies. Liquid assets consist of cash and due from banks, interest-bearing deposits with banks, Federal funds sold, securities purchased under resale agreements, trading account assets and investment securities. At March 31, 1994, the Corporation's liquid assets were 76% of total assets.

                       STATE STREET BOSTON CORPORATION

Part I. Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)



ENVIRONMENTAL FACTORS
Given first quarter results, we want to point out that there are factors in our environment that can influence short-term earnings performance. The particular factors that are causing us to be cautious are:

1. Part of our revenue is linked to asset-based fees and is thus sensitive to changes in prices of securities. However, because of the broadening range of services used by customers, a decreasing percentage of total revenue is affected.

2. While we focus our foreign exchange trading operations on our customers' transactions, and we expect this source of revenue to grow commensurate with the growth in cross-border investing, we acknowledge some variability in this revenue stream.

3. If U.S. dollar interest rates continue to rise, we expect two effects. With two-thirds of our funding in U.S. dollars, the growth rate of net interest revenue could be temporarily restrained. Securities lending revenue, which is included in the fiduciary compensation line of the income statement, is expected to reflect lower interest rate spreads. Revenue from securities lending is less than 5% of our total revenue.

GOALS
State Street has a primary financial goal and supporting goals. The primary financial goal continues to be sustainable real growth in earnings per share. In support of that goal, the company aims for superior long-term performance. That translates into an ROE goal of 18%. This is an annual goal, not a goal for each and every quarter.

State Street also has a revenue goal, which is expressed in real terms, or adjusted for inflation. In the 80's, real revenue grew at an annual compound growth rate of 12.5% per year. State Street aims to repeat that record in the 90's.

Part II - Other Information


Item 1.  Legal Proceedings

Reference is made to Note G to the Consolidated Financial Statements on Page 8.


Item 2.  Changes in Securities

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

Registrant's annual meeting of stockholders was held on April 20, 1994. At the Meeting the following nominees for Director were elected and the following proposals were approved:

   1.  Election of Five Directors:

                                    Number of Shares
                                  For        Withhold Authority

   I. Macallister Booth     63,380,231.297       225,188.439
   James I. Cash, Jr.       63,392,139.208       213,280.528
   Truman S. Casner         63,381,972.729       223,447.007
   David B. Perini          62,052,468.673     1,552,951.063
   Dennis J. Picard         63,376,060.065       229,359.671

The following directors continue in office: Joseph A. Baute, Lois D. Juliber, Charles R. Lamantia, David A. Spina, Robert E. Weissman, Tenly
E. Albright, M.D., Marshall N. Carter, F. Nader Darehshori, Charles F. Kaye, John M. Kucharski and Bernard W. Reznieck.

   2.  Proposal to approve the 1994 Stock Option and Performance Unit Plan:

                                         Number of Shares

     For                                  56,892,381.349
     Against                               5,717,418.303
     Abstain                                 995,620.084

   3. Proposal to approve the performance goals under the Senior Executives Annual Incentive Plan:

                                         Number of Shares

     For                                  60,221,950.761
     Against                               2,251,090.399
     Abstain                               1,132,378.576

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K


(a)Exhibit Index

Exhibit Number                                          Page of this Report

   15  Letter re: Unaudited interim                            23
        financial information



(b)Reports on Form 8-K

A Report on Form 8-K dated February 1, 1994 was electronically filed with the Securities and Exchange Commission reporting upon the notification received by Registrant from the U.S. Environmental Protection Agency as to the EPA's determination to remove Registrant and its principal subsidiary from the EPA's list of potential responsible parties for the Silresim hazardous waste site.

                                    SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                           STATE STREET BOSTON CORPORATION










   Date:  May 13, 1994               By:       /s/ George J. Fesus
                                        ----------------------------------------
                                                  George J. Fesus
                                       Executive Vice President, Chief Financial
                                                 Officer and Treasurer




   Date:  May 13, 1994                By:         /s/ Rex S. Schuette
                                         ---------------------------------------
                                                     Rex S. Schuette
                                         Senior Vice President and Comptroller