Form 10-Q
period 1994-06-30
STATE STREET BOSTON CORP
filed 1994-08-12
CIK 93751

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549



                                  Form 10-Q



                 QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 30, 1994  Commission File Number 0-5108



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


                              YES  X           NO


Number of shares of registrant's common stock outstanding on July 31, 1994 was 76,452,618.

                       STATE STREET BOSTON CORPORATION



                              Table of Contents


                                                           Page


Part I. Financial Information

Part I.  Item 1.  Financial Statements

    Consolidated Statements of Income                            1-2

    Consolidated Statement of Condition                            3

    Consolidated Statement of Cash Flows                           4

    Consolidated Statement of Changes in Stockholders' Equity      5

    Notes to Consolidated Financial Statements                  6-10

    Independent Accountants' Review Report                        11

Part I. Item 2.

    Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                 12-21

Part II. Other Information                                        22

Signatures                                                        23

Exhibit                                                           24

Part I. Item 1. Financial Statements


                        STATE STREET BOSTON CORPORATION
                        Consolidated Statement of Income
                           Three Months ended June 30,
                 (Dollars in thousands, except per share data)
                                  (Unaudited)


                                                  1994             1993
Interest Revenue
Deposits with banks                           $   46,429       $    52,242
Investment securities:
 U.S. Treasury and Federal agencies               35,001            28,787
 State and political subdivisions                  9,978             5,410
 Other investments                                30,857            23,455
Loans                                             46,019            29,900
Federal funds sold and securities
  purchased under resale agreements               28,100            29,326
Trading account assets                             5,693             2,711
   Total interest revenue                        202,077           171,831

Interest Expense
Deposits                                          61,273            51,589
Other borrowings                                  47,076            42,419
Long-term debt                                     2,158             2,328
   Total interest expense                        110,507            96,336
   Net interest revenue                           91,570            75,495
Provision for loan losses                          3,182             2,880
   Net interest revenue after
     provision for loan losses                    88,388            72,615

Fee Revenue
Fiduciary compensation                           175,608           151,655
Other                                             65,001            53,651
   Total fee revenue                             240,609           205,306

   Revenue Before Operating Expenses             328,997           277,921

Operating Expenses
Salaries and employee benefits                   139,164           115,676
Occupancy, net                                    17,739            14,989
Equipment                                         27,807            25,626
Other                                             65,764            55,318
   Total operating expenses                      250,474           211,609
   Income before income taxes                     78,523            66,312
Income taxes                                      27,482            23,095
   Net Income                                 $   51,041       $    43,217


Earnings Per Share
    Primary                                        $ .66             $ .57
    Fully diluted                                    .66               .56

Average Shares Outstanding  (in thousands)
    Primary                                       76,882            76,046
    Fully diluted                                 77,540            77,120

Cash dividends declared per share                  $ .15             $ .13


The accompanying notes are an integral part of these financial statements.

                            STATE STREET BOSTON CORPORATION
                            Consolidated Statement of Income
                               Six months ended June 30,
                    (Dollars in thousands, except per share data)
                                       (Unaudited)


                                                    1994              1993
Interest Revenue
Deposits with banks                             $    97,739       $   103,301
Investment securities:
 U.S. Treasury and Federal agencies                  67,450            58,429
 State and political subdivisions                    19,295            10,386
 Other investments                                   59,796            47,704
Loans                                                83,636            58,470
Federal funds sold and securities
  purchased under resale agreements                  56,928            51,916
Trading account assets                                9,225             5,010
   Total interest revenue                           394,069           335,216

Interest Expense
Deposits                                            116,402           101,242
Other borrowings                                     93,039            77,236
Long-term debt                                        4,328             4,995
   Total interest expense                           213,769           183,473
   Net interest revenue                             180,300           151,743
Provision for loan losses                             6,352             5,560
   Net interest revenue after
     provision for loan losses                      173,948           146,183

Fee Revenue
Fiduciary compensation                              355,675           296,100
Other                                               133,654           103,213
   Total fee revenue                                489,329           399,313

   Revenue Before Operating Expenses                663,277           545,496

Operating Expenses
Salaries and employee benefits                      278,516           227,053
Occupancy, net                                       34,262            30,174
Equipment                                            55,858            49,226
Other                                               134,928           108,275
   Total operating expenses                         503,564           414,728
   Income before income taxes                       159,713           130,768
Income taxes                                         57,382            44,896
   Net Income                                   $   102,331       $    85,872


Earnings Per Share
    Primary                                           $1.33             $1.13
    Fully diluted                                      1.32              1.11

Average Shares Outstanding    (in thousands)
    Primary                                          76,772            76,121
    Fully diluted                                    77,460            77,209

Cash dividends declared per share                     $ .29             $ .25


The accompanying notes are an integral part of these financial statements.

                               STATE STREET BOSTON CORPORATION
                             Consolidated Statement of Condition
                                    (Dollars in thousands)
                                          (Unaudited)

                                                                   June 30,         December 31
                                                                     1994              1993
Assets
Cash and due from banks                                         $  1,496,057       $ 1,469,395
Interest-bearing deposits with banks                               4,581,060         5,148,249
Securities purchased under resale agreements                       2,228,756         2,267,546
Federal funds sold                                                 1,478,968           188,000
Trading account assets                                               700,243           159,446
Investment securities:
  Held to maturity                                                 4,573,371         4,484,104
  Available for sale                                               1,604,675         1,217,095
    Total investment securities                                    6,178,046         5,701,199

Loans                                                              3,261,124         2,680,174
Allowance for loan losses                                            (55,947)          (54,316)
  Net loans                                                        3,205,177         2,625,858

Premises and equipment                                               463,147           445,109
Customers' acceptance liability                                       19,514            65,643
Accrued income receivable                                            338,010           280,976
Other assets                                                       1,088,673           368,702
    Total Assets                                                $ 21,777,651       $18,720,123

Liabilities
Deposits:
 Noninterest-bearing deposits                                   $  5,371,222       $ 5,450,183
 Interest-bearing deposits:
  Domestic                                                         1,871,216         2,140,457
  Foreign                                                          7,483,974         5,427,231
  Total deposits                                                  14,726,412        13,017,871

Federal funds purchased                                              105,445           269,083
Securities sold under repurchase agreements                        3,670,693         2,972,928
Other short-term borrowings                                          603,343           469,265
Notes payable                                                        114,998           149,990
Acceptances outstanding                                               20,513            65,928
Accrued taxes and other expenses                                     398,007           373,152
Other liabilities                                                    831,597           167,993
Long-term debt                                                       127,942           128,939
    Total Liabilities                                             20,598,950        17,615,149

Stockholder's Equity
Preferred stock, no par: authorized 3,500,000; issued none
Common stock, $1 par: authorized 112,000,000
 issued 76,431,000 and 75,874,000                                     76,431            75,874
Surplus                                                               29,348            19,253
Retained Earnings                                                  1,072,922         1,009,847
    Total Stockholders' Equity                                     1,178,701         1,104,974
    Total Liabilities and Stockholders' Equity                  $ 21,777,651       $18,720,123





The accompanying notes are an integral part of these financial statements.

                           STATE STREET BOSTON CORPORATION
                         Consolidated Statement of Cash Flows
                            Six Months ended June 30,
                             (Dollars in thousands)
                                  (Unaudited)
                                                                      1994                1993
Operating Activities
Net income                                                         $   102,331        $     85,872
Noncash charges for depreciation, amortization, provision for
   loan losses and foreclosed properties and deferred income            96,129              69,276
     Net income adjusted for noncash charges                           198,460             155,148

Adjustments to reconcile to net cash provided (used)
 by operating activities:
   Securities (gains) losses, net                                        2,283             (11,685)
   Net change in:
      Accrued income receivable                                        (57,034)            (19,814)
      Accrued taxes and other expenses                                  12,652               1,947
      Trading account assets                                          (540,797)            (72,283)
      Other, net                                                       (47,495)            (18,501)
        Net Cash Provided by Operating Activities                     (431,931)             34,812

Investing Activities
Payments for purchases of:
     Held to maturity securities                                    (1,963,326)         (1,528,270)
     Available-for-sale securities                                    (869,942)           (740,685)
     Lease financing assets                                           (149,653)           (175,350)
     Premises and equipment                                            (63,942)            (66,258)
Proceeds from:
     Maturities of held to maturity securities                       1,851,068             975,790
     Maturities of investment securities available for sale            290,902
     Sales of investment securities available for sale                 160,010             727,110
     Principal collected from lease financing                           26,945              17,415
Net (payments for) proceeds from:
     Interest-bearing deposits with banks                              567,189            (479,392)
     Federal funds sold and securities purchased
      under resale agreements                                       (1,252,178)             43,542
     Loans                                                            (548,090)           (391,076)
        Net Cash Used by Investing Activities                       (1,951,017)         (1,617,174)

Financing Activities
Proceeds from issuance of:
     Nonrecourse debt for lease financing                              110,147             151,250
     Common stock                                                        5,593               3,301
Payments for:
     Nonrecourse debt for lease financing                              (26,080)            (18,607)
     Long-term debt                                                       (384)            (38,848)
     Cash dividends                                                    (22,125)            (18,836)
Net proceeds from (payments for):
     Deposits                                                        1,708,541             530,541
     Short-term borrowings                                             633,918           1,085,434
        Net Cash Provided by Financing Activities                    2,409,610           1,694,235

        Net Increase (Decrease) in Cash and Due From Banks              26,662             111,873
Cash and due from banks at beginning of period                       1,469,395           1,284,467
        Cash and Due From Banks at End of Period                   $ 1,496,057         $ 1,396,340

Supplemental Disclosure
     Interest paid                                                 $   214,575         $   180,201
     Income taxes paid                                                  27,520              27,268

The accompanying notes are an integral part of these financial statements.

                          STATE STREET BOSTON CORPORATION
          Consolidated Statement of Changes in Stockholders' Equity
                             Six Months ended June 30,
                              (Dollars in thousands)
                                   (Unaudited)


                                                        1994              1993

Beginning Balance                                   $ 1,104,974         $  953,135

 Net Income                                             102,331             85,872
 Cash dividends declared                                (22,125)           (18,836)
 Issuance of common stock                                10,653              6,387
 Foreign currency translation                             4,945                (37)
 Unrealized loss on available-for-sale securities,
   net of taxes                                         (22,077)

Ending Balance                                      $ 1,178,701         $1,026,521







































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

Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," was adopted by State Street effective January 1, 1994. SFAS No. 115 requires that debt and equity securities for which State Street does not have the positive intent or ability to hold to maturity and that are not considered to be part of trading-related activities be classified as available-for-sale securities and reported at their fair values, with unrealized gains and losses reported on a net-of-tax basis as a separate component of stockholders' equity. At June 30, 1994, the unrealized pre-tax loss on available-for-sale securities was $38,832,000. Held to maturity investments are stated at cost, adjusted for amortization of premiums and accretion of discounts. Securities classified as available-for-sale are purchased in connection with State Street's interest-rate risk management and may be sold in response to changes in interest rates and other factors. Gains or losses on securities sold are computed based on identified costs and included in fee revenue.

Financial Accounting Standards Board Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts" was adopted by State Street during the first quarter of 1994. Interpretation No. 39 changes the reporting of unrealized gains and losses on interest rate and foreign exchange contracts on the balance sheet. The interpretation requires that gross unrealized gains be reported as assets and gross unrealized losses be reported as liabilities. The amounts were previously shown on a net basis on the balance sheet. The interpretation, however, permits netting of such unrealized gains and losses with the same counterparty when master netting agreements have been executed. At June 30, 1994, a total of $686 million is included in other assets and other liabilities for gross unrealized gains and gross unrealized losses, respectively.

For the Consolidated Statement of Cash Flows, State Street has defined cash equivalents as those amounts included in the Statement of Condition caption, "Cash and due from banks." For the six months ended June 30, 1994 and 1993, long-term debt converted into common stock was $632,000 and $408,000, respectively.

In the opinion of management, all adjustments consisting of normal recurring accruals which are necessary for a fair presentation of the financial position of State Street and subsidiaries at June 30, 1994 and December 31, 1993, and its cash flows for the six months ended June 30, 1994 and 1993, and the consolidated results of its operations for the three months and six months ended June 30, 1994 and 1993 have been made. These statements should be read in conjunction with the financial statements, notes and other information included in State Street's latest annual report on Form 10-K.
                       STATE STREET BOSTON CORPORATION

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



Note B - Investment Securities

Investment securities consisted of the following:

(Dollars in thousands)          June 30, 1994           December 31, 1993
                              Cost         Market        Cost        Market
Held to maturity
 U.S. Treasury and
   Federal agencies        $1,339,055    $1,321,637   $1,272,370    $1,282,219
 State and political
   subdivisions               930,064       918,905    1,083,879     1,090,391
 Asset-backed securities    2,239,542     2,192,684    2,028,099     2,033,554
 Other investments             64,710        64,498       99,756       101,084
     Total                  4,573,371     4,497,724    4,484,104     4,507,248

Available for sale
 U.S. Treasuries            1,564,348     1,526,395    1,121,605     1,126,008
 Other investments             79,159        78,280       95,490        95,913
     Total                  1,643,507     1,604,675    1,217,095     1,221,921
     Total investment
      securities           $6,216,878    $6,102,399   $5,701,199    $5,729,169


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

Changes in the allowance for loan losses were as follows:

                                    Three Months Ended      Six Months Ended
(Dollars in thousands)                   June 30,                June 30,
                                     1994         1993       1994        1993
Balance at beginning of period     $54,987       $55,207    $54,316    $57,931
Provision for loan losses            3,182         2,880      6,352      5,560
Loan charge-offs                    (2,782)       (4,019)    (5,884)    (9,855)
Recoveries                             560           261      1,163        693
Allowance of subsidiary
  purchased                                        1,405                 1,405
 Balance at end of period          $55,947       $55,734    $55,947    $55,734

                       STATE STREET BOSTON CORPORATION

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



Note D - Income Taxes

The provision for income taxes included in the Consolidated Statement of Income is comprised of the following:

                                    Three Months Ended       Six Months Ended
(Dollars in thousands)                  June 30,                 June 30,
                                    1994          1993       1994       1993

Current                            $18,371       $14,852    $28,423    $30,208
Deferred                             9,111         8,243     28,959     14,688
   Total provision                 $27,482       $23,095    $57,382    $44,896


The provision for income taxes is less than the combined U.S. corporate tax rate of 35% for 1994 and 34% for 1993, and the applicable state tax rates in both periods primarily because of tax exempt income and tax credits.


Note E - Fee Revenue - Other

The following items are included in the other category of fee revenue:

                                    Three Months Ended      Six Months Ended
(Dollars in thousands)                   June 30,                June 30,
                                     1994      1993          1994        1993
Foreign exchange trading           $29,079       $20,537   $ 63,166   $ 36,591
Processing service fees             15,844        11,184     29,768     21,647
Service fees                        11,711         9,446     22,945     18,517
Securities gains (losses) net          729         5,172     (2,283)    11,685
Trading account profits               (687)          673        848      2,726
Other                                8,325         6,639     19,210     12,047
 Total fee revenue - other         $65,001      $ 53,651   $133,654   $103,213


Note F - Operating Expenses - Other

The following items are included in the other category of operating expenses:

                                   Three Months Ended       Six Months Ended
(Dollars in thousands)                  June 30,                June 30,
                                    1994          1993       1994       1993
Contract services                 $ 21,601      $ 14,931   $ 43,423   $ 29,370
Professional services               10,725         8,552     22,248     16,464
Advertising and sales promotion      6,310         4,977     12,320      9,460
Telecommunications                   5,638         5,514     11,514     10,962
Postage, forms and supplies          5,270         5,070     10,884     10,290
FDIC and other insurance             4,926         4,730     10,410      8,756
Other                               11,294        11,544     24,129     22,973
 Total operating
      expenses - other            $ 65,764      $ 55,318   $134,928   $108,275

                       STATE STREET BOSTON CORPORATION

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



Note G - Commitments and Contingent Liabilities

State Street provides custody, accounting and information services to mutual fund, master trust/master custody/global custody, corporate trust and defined contribution plan customers; and investment management services to institutions and individuals. Assets under custody and management, held by State Street in fiduciary or custody capacity, are not included in the Consolidated Statement of Condition since items are not assets of State Street. Management conducts regular reviews of its responsibilities for these services and considers the results in preparing its financial statements. In the opinion of management, there are no contingent liabilities at June 30, 1994 that would have a material adverse effect on State Street's financial position or results of operations.

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


(Dollars in thousands,                Three Months Ended          Six Months Ended
except per share data)                     June 30,                   June 30,
                                      1994         1993          1994           1993
Primary
 Average shares outstanding        76,319,009    75,346,022    76,184,430    75,295,714
 Common stock equivalents             562,880       700,445       588,001       825,660

   Primary shares outstanding      76,881,889    76,046,467    76,772,431    76,121,374

 Net income                           $51,041       $43,217      $102,331      $ 85,872

 Earnings Per Share-primary$              .66       $   .57      $   1.33      $   1.13

Fully Diluted
 Average shares outstanding        76,319,009    75,346,022    76,184,430    75,295,714
 Common stock equivalents             562,880       700,445       598,551       825,660
 Assumed conversion of 7 3/4%
  convertible subordinated
  debentures                          657,919     1,032,174       677,362     1,046,317
 Assumed conversion of 5%
  convertible notes                        -         41,323          -           41,323

   Fully diluted average
     shares outstanding            77,539,808    77,119,964    77,460,343    77,209,014


 Net income                           $51,041       $43,217      $102,331      $ 85,872
 Elimination of interest on
  7 3/4% convertible subordinated
  debentures and 5% convertible
  notes less related income tax
  effect                                   39            67            81           131

   Fully diluted net income           $51,080       $43,284      $102,412       $86,003

Earnings Per Share-fully
 diluted                              $   .66       $   .56      $   1.32          1.11

                         INDEPENDENT ACCOUNTANTS' REVIEW REPORT



The Stockholders and Board of Directors
State Street Boston Corporation


We have reviewed the accompanying consolidated statement of condition of State Street Boston Corporation as of June 30, 1994, and the related consolidated statements of income for the three-month and six month periods ended June 30, 1994 and 1993 and changes in stockholder's equity and cash flows for the six month period ended June 30, 1994 and 1993. These financial statements are the responsibility of the Corporation's management.

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




                                       ERNST & YOUNG LLP



Boston, Massachusetts
July 18, 1994
                       STATE STREET BOSTON CORPORATION

PART I. ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

SUMMARY

State Street reported another quarter of solid year-over-year growth, benefitting from cross-border investment and the growth of business outside the United States. New customers were added and existing customers used more services.

Second quarter earnings per share were $.66 on a fully diluted basis, an increase of 18% from $.56 per share in the second quarter of 1993. Net income in the quarter was $51.0 million, up 18% from $43.2 million a year ago. Return on stockholders' equity was 17.6%. The earnings per share gain reflected total revenue of $334.7 million, up $52.4 million, or 19%, partially offset by increased expenses to support growth and continued investment spending.

Year-to-date, earnings per share were $1.32 on a fully diluted basis, compared to $1.11 per share a year ago.


                         Condensed Income Statement
                          Taxable Equivalent Basis
                (Dollars in millions, except per share data)

                                    Three Months Ended                    Six Months Ended
                                         June 30,                             June 30,
                               1994      1993     Change    %     1994       1993      Change     %

Fee revenue                   $240.6    $205.3    $ 35.3    17    $489.3   $399.3      $ 90.0    23

Interest revenue               207.8     176.2      31.6    18     405.7    343.5        62.2    18
Interest expense               110.5      96.3      14.2    15     213.8    183.5        30.3    17
 Net interest revenue           97.3      79.9      17.4    22     191.9    160.0        31.9    20
Provision for loan losses        3.2       2.9        .3    10       6.3      5.6          .7    13
 Net interest revenue after
  provision for loan losses     94.1      77.0      17.1    22     185.6    154.4        31.2    20

 Total revenue                 334.7     282.3      52.4    19     674.9    553.7       121.2    22

Operating expenses             250.4     211.6      38.8    18     503.5    414.7        88.8    21
 Income before taxes            84.3      70.7      13.6    19     171.4    139.0        32.4    23

Income taxes                    27.5      23.1       4.4    19      57.4     44.9        12.5    28
Taxable equivalent adjustment    5.8       4.4       1.4    32      11.7      8.3         3.4    41
 Net income                   $ 51.0    $ 43.2     $ 7.8    18    $102.3   $ 85.8      $ 16.5    19

Earnings Per Share
 Primary                       $ .66     $ .57     $ .09    16    $ 1.33   $ 1.13      $  .20    18
 Fully diluted                   .66       .56       .10    18      1.32     1.11         .21    19

($ and % change based on dollars in thousands)

                       STATE STREET BOSTON CORPORATION

PART I. ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

TOTAL REVENUE

Total revenue was $334.7 million, up $52.4 million, or 19%, from a year ago.

Assets under custody were $1.6 trillion, up $144 billion, or 10%, from a year ago due to net new business and additional business from existing customers. Revenue benefitted particularly from growth in non-U.S. securities. Non-U.S. securities under custody and non-U.S. transactions were both up 57% over a year ago. Multicurrency accounting, settlement and other complex services associated with non-U.S. assets and transactions result in higher revenue than for U.S. securities. As reported previously, a corporate trust customer with $47 billion of assets assumed custody of its own assets in the second quarter of 1994. Assets under management were $139 billion, up 8% from a year ago.

Year-to-date total revenue was $674.9 million, an increase of $121.2 million, or 22%, from 1993.

FEE REVENUE

Fee revenue was $240.6 million, up $35.3 million, or 17%, from the second quarter of 1993.

Fiduciary compensation, the largest component of fee revenue, was $175.6 million, up $24.0 million, or 16%. Fiduciary compensation is derived from accounting, custody, information services, recordkeeping, investment management and trusteeship services.

Volume growth and increased complexity of services drove the year-over-year growth in fiduciary compensation from servicing mutual funds. Mutual fund assets under custody increased 8%, with non-U.S. assets up 58%. The total number of trades processed increased by 18%. The number of funds serviced increased to 2,263, up 264 from a year ago. Additional funds offered multiple classes of shares and funds expanded the number of classes offered, each class with its own accounting and pricing requirements.

Revenue from investment management grew substantially across the product line due to new business and additional contributions from existing customers.

Non-U.S. locations also contributed, with revenue up over 30% due to new customers and existing customers using more services.

The year-over-year growth in fiduciary revenue was restrained by lower revenue from U.S. securities lending. Increases in short-term U.S. interest rates caused spreads earned on U.S. securities lent to narrow temporarily. Excluding securities lending, fiduciary compensation increased 19%.

Foreign exchange revenue was $29.1 million, up $8.5 million, or 42%, from a year ago and reflected a substantial increase in cross-border investment activity by customers.

The year-over-year growth in fee revenue benefitted from an increase in processing service fees of $4.7 million, due in part to a fourth quarter acquisition; an increase in service fees of $2.3 million; and currency translation of $3.8 million on the foreign bond portfolio. Growth in fee revenue was restrained by lower gains on leasing residuals, down $3.6 million, and lower net securities gains, down $4.4 million.

                       STATE STREET BOSTON CORPORATION

PART I. ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



For the six-month period ending June 30, 1994, fee revenue was $489.3 million, up $90 million, or 23%, over 1993. The increase resulted primarily from growth in fiduciary revenue, up $59.6 million, or 20%, and additional foreign exchange revenue of $26.6 million.

NET INTEREST REVENUE

Taxable equivalent net interest revenue was $97.3 million, up $17.4 million, or 22%, over the same quarter a year ago, reflecting increased and more effective use of the balance sheet to support financial asset services customers.

Average interest-earning assets grew $2.0 billion, or 12%, to $18.0 billion. Additional domestic and foreign securities settlement advances and other loans to financial asset services customers, and loans to securities brokers were the primary reason for a $1.2 billion, or 49% increase, in average loans. These types of loans, which are primarily short-term and backed by investment securities held at State Street, now constitute nearly half of the total loan portfolio. Traditional commercial loans, which comprised 9% of total average assets for the quarter, grew $316 million, or 19%, with growth occurring in commercial loans, trade finance, and leases.

Asset growth was funded by additional short-term funds from customers, due in part to the increase in transaction volume. Noninterest-bearing deposits increased $1.1 billion to $4.5 billion, and foreign deposits were up $2.4 billion to $7.3 billion.

Three-quarters of the increase in foreign loans and some of the increase in foreign deposits reflect the continuing program to streamline the cash component of State Street's global financial asset servicing capabilities by redesigning our subcustody network. Customers' funds are being moved from subcustodian banks to State Street.

As a result of the changing mix of the balance sheet -- additional loans and additional relatively lower cost liabilities -- the net interest margin increased from 2.00% to 2.17% and the spread between interest rates earned and paid increased from 1.44% to 1.57%.
                                    Three Months Ended
                                          June 30,
                                 1994                   1993
                           Average                Average
                           Balance    Rate        Balance    Rate
(Dollars in millions)

Interest-earning            $17,985      4.63%      $16,018      4.41%
 assets
Interest-bearing             14,476      3.06        12,992      2.97
 liabilities
Excess of rate earned
 over rate paid                          1.57%                   1.44%
Net interest margin                      2.17%                   2.00%

For the six-month period ending June 30, 1994, taxable equivalent net interest income was $192.0 million, up 20% from 1993 due primarily to balance sheet growth.

                       STATE STREET BOSTON CORPORATION

PART I. ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OPERATING EXPENSES

Operating expenses of $250.5 million were up $38.9 million, or 18%, from the second quarter of 1993 to accommodate growth and the ongoing investment spending program. Salaries and employee benefits were $139.2 million, up $23.5 million, or 20%, due in part to a 10% increase in staff and higher expenses for incentive compensation, temporary help and overtime. Other expenses of $65.8, up $10.4 million, or 19%, reflected the increased volume of transactions, as well as higher expenses for professional services and advertising.

Investment spending, which is determined by strategic needs, continued as planned, and benefits were realized. State Street now directly services portfolio managers with a fixed-income workstation, using capabilities of Global Horizon Interchange to integrate data from various sources. Terminals on Global Horizon Interchange now total approximately 1,200.

For the six-month period ending June 30, 1994, operating expenses were $503.6 million, up $88.8 million, or 21%, over 1993 for the same reasons given above.

CREDIT QUALITY

At June 30, 1994, total loans were $3.3 billion. Excluding securities settlement advances and other loans to financial asset services customers and loans to securities brokers, loans were $2.1 billion, 9% of total assets.

The provision for loan losses charged against income was $3.2 million, up from $2.9 million a year ago. During the quarter, the allowance for loan losses increased from $55.0 million to $55.9 million and the allowance for loan losses as a percentage of ending loans increased to 1.72%.

Loan ratios                          1994                              1993
                                 2Q         1Q         4Q         3Q         2Q         1Q
Allowance to ending loans       1.72%      1.67%      2.03%      2.11%      2.31%      2.60%

Net charge-offs
 to average loans                .25        .30        .50        .50        .63        .98

Non-performing loans to
 ending loans                    .83        .70       1.00       1.15       1.44       2.00

Second quarter net charge-offs were $2.2 million, down from $3.8 million in the second quarter of 1993. During the second quarter, non-performing loans increased from $23.0 million to $26.9 million. The addition of loans to two cable television companies was partially offset by charge-offs and other reductions. At quarter end, non-performing assets of $33.7 million were carried at 43% of their original value.

PART I. ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Non-performing assets              1994                         1993
                                2Q       1Q         4Q        3Q        2Q         1Q
Non-accrual loans:
Commercial and financial       $24.7    $20.7      $24.7     $27.7     $32.3     $34.2
Real estate                       .9      1.0         .5        .7        .7       5.4
Other                            1.3      1.3        1.6       1.6       1.7       2.8
 Total non-accrual loans        26.9     23.0       26.8      30.0      34.7      42.4
Other real estate owned          6.8       6.8      11.1      11.8      13.1      11.1
 Total non-performing
   assets                      $33.7     $29.8     $37.9     $41.8     $47.8     $53.5

   Credit quality continues to improve.


TAXES

The effective tax rate of 35.0% for the second quarter is more indicative of the rate for the rest of 1994 than the effective tax rate for the first quarter, which was 36.8%.

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

LINES OF BUSINESS
(Taxable equivalent basis,       Financial      Commercial
dollars in millions)          Asset Services      Lending         Corporate
Three Months ending June 30,   1994     1993    1994    1993     1994     1993
Fee revenue                   $233.9   $195.9   $ 8.2   $11.0   $(1.5)    $(1.6)
Net interest revenue            73.6     61.1    26.1    21.2    (2.4)     (2.4)
Provision for loan losses         .3       .1     2.9     2.8      .0        .0
 Total revenue                 307.2    256.9    31.4    29.4    (3.9)     (4.0)
Operating expenses             226.7    188.3    18.5    16.8     5.3       6.5
 Income before income taxes     80.5     68.6    12.9    12.6    (9.2)    (10.5)
Income taxes                    37.9     29.9     5.7     5.3   (10.4)     (7.7)
 Net income                   $ 42.6   $ 38.7  $  7.2  $  7.3   $ 1.2     $(2.8)

Percentage contribution          84%      90%     14%     17%      2%       (7)%

Average assets               $18,849  $15,939  $2,264 $1,936

FINANCIAL ASSET SERVICES. Financial asset services, which contributed 84% of State Street's net income for the three months ending June 30, 1994 is comprised of business components that service and manage financial assets worldwide. These include services for mutual funds and pension plans, both defined benefit and defined contribution; corporate trusteeship; and management of institutional financial assets and personal trust. A broad array of banking services is provided, including accounting, custody of securities, information services and recordkeeping; taking short-term customer funds onto State Street's balance sheet; investment management; foreign exchange trading; and cash management. Revenue for these services is reflected in fee revenue and net interest revenue.

In the second quarter of 1994, net income of $42.6 million increased $3.9 million, or 10%, from the same quarter a year ago. Total revenue growth of $50.3 million, or 20% was partially offset by a $38.4 million, or 20%, increase in operating expenses.

                       STATE STREET BOSTON CORPORATION

PART I. ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Fee revenue increased $38.0 million, or 19%, with fiduciary compensation up $24.0 million and foreign exchange revenue up $8.5 million. Taxable equivalent net interest revenue grew $12.5 million, or 20%, primarily due to balance sheet growth. Growth in operating expenses reflected expenses supporting growth and the ongoing investment spending program.

COMMERCIAL LENDING. In the second quarter of 1994, commercial lending contributed 14% of net income. Net income decreased $.1 million, due to lower fee revenue and higher expenses, partially offset by higher net interest revenue. Taxable equivalent net interest revenue increased $4.9 million, or 23%, due to growth in commercial and financial loans; foreign loans, due in part to an acquisition; loans to broker/dealers, and leases. Fee revenue decreased $2.8 million, or 25%, due to lower gains on leasing residuals, down $3.6 million, partially offset by increased trade banking fees, primarily due to an acquisition. Operating expenses increased $1.7 million, or 10%, due to increased salaries and employee benefits expense and expenses related to increased volumes, partially offset by less expenses for other real estate owned.

CORPORATE. Corporate includes the impact of long-term debt; investment of corporate cash; tax credits from tax-advantaged financings, including writedowns of these investments in fee revenue; operating expenses; and other corporate items.

In the second quarter of 1994, these corporate items contributed 2% of net income.


LINES OF BUSINESS
(Taxable equivalent basis,       Financial             Commercial
dollars in millions)          Asset Services            Lending     Corporate
Six Months ending June 30,    1994    1993     1994     1993     1994     1993
Fee revenue                  $472.8  $382.7   $ 19.7   $ 20.2   $(3.2)   $ (3.6)
Net interest revenue          146.4   122.9     49.7     41.8    (4.1)     (4.7)
Provision for loan losses        .6      .2      5.8      5.4      .0        .0
 Total revenue                618.6   505.4     63.6     56.6    (7.3)     (8.3)
Operating expenses            452.7   369.0     37.2     32.0    13.7      13.6
 Income before income taxes   165.9   136.4     26.4     24.6   (21.0)    (21.9)
Income taxes                   75.7    59.1     11.5     10.3   (18.2)    (16.2)
 Net income                  $ 90.2  $ 77.3   $ 14.9   $ 14.3   $(2.8)    $(5.7)

Percentage contribution         88%     90%      15%      17%      (3)%     (7)%

Average assets             $19,021  $14,978  $2,267   $1,900

FINANCIAL ASSET SERVICES. For the six months ending June 30, 1994 net income increased $12.9 million, or 17% from a year ago. Total revenue increased $113.2 million, or 22% and operating expenses were up $83.7 million.

COMMERCIAL LENDING. Year-to-date, net income increased $.6 million from a year ago. Taxable equivalent net interest revenue increased $7.9 million, or 19% primarily due to growth in loans. Operating expenses increased $5.2 million, or 16% for the same reasons given above for the quarter.

CORPORATE. For the six months ending June 30, 1994, corporate items reduced net income by 3%. The net income reduction of $2.8 million as compared with a reduction of $5.7 million a year ago.
                       STATE STREET BOSTON CORPORATION

PART I. ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


ACCOUNTING CHANGES

In the first quarter of 1994, State Street adopted Financial Accounting Standards Board Interpretation No. 39, "Offsetting of Amounts Related To Certain Contracts." This new accounting requirement for all corporations mandated that both unrealized gains and losses on certain off-balance sheet instruments be included on the balance sheet. In the past, unrealized gains or losses were shown net on the balance sheet. For State Street, the primary instrument affected was forward foreign exchange contracts, due in part to the treasury services provided to global financial asset services customers. Market risk of these instruments is controlled under State Street's credit and counterparty risk management system. Most of the contracts are for 90 days or less, which results in a portfolio of relatively short maturity. At June 30, approximately $686 million of unrealized gains and losses relating to off-balance sheet instruments were added to both other assets and other liabilities on the balance sheet. This reporting change did not affect the risk-based capital ratios, which have always included these off-balance sheet instruments.

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

CAPITAL AND LIQUIDITY

State Street has a strong capital position to support current operations and growth, and continues to generate capital internally at a high rate. In the second quarter, the internal capital generation rate was 13.6%.

At June 30, 1994, State Street's capital and leverage ratios exceeded the regulatory guidelines:

                                                  Minimum
                                State            Regulatory
                               Street            Guidelines
Risk-based capital ratios:

 Tier 1 capital                 11.3%               4.0%
 Total capital                  11.8                8.0

Leverage ratio                   5.5                3.0

                       STATE STREET BOSTON CORPORATION

PART I. ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (CONTINUED)




State Street expects to grow the balance sheet commensurate with growth in equity, maintaining capital ratios at State Street Bank which qualify for the "well-capitalized" designation. The corporation's objectives are to optimize the use of the balance sheet and to fully service customers, with emphasis on those services which State Street is well positioned to provide.

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

State Street maintains a large portfolio of liquid assets. At June 30, 1994, the portfolio included $4.6 billion of interest-bearing deposits with banks and $2.2 billion of securities purchased under resale agreements. Although not relied on for daily liquidity needs, the $1.6 billion available-for-sale portfolio of marketable securities provides a significant secondary source of liquidity.

State Street maintains strong liquidity ratios. When liquidity is measured by the ratio of liquid assets to total assets, State Street ranks among the highest of U.S. banking companies. Liquid assets consist of cash and due from banks, interest-bearing deposits with banks, Federal funds sold, securities purchased under resale agreements, trading account assets and investment securities. At June 30, 1994, the Corporation's liquid assets were 77% of total assets.

                       STATE STREET BOSTON CORPORATION

PART I. ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



ENVIRONMENTAL FACTORS

Given second quarter results, we want to point out that there are factors in our environment that can influence short-term earnings performance. The particular factors that are causing us to be cautious are:

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

3. If U.S. dollar interest rates continue to rise, we expect two effects. With two-thirds of our funding in U.S. dollars, the growth rate of net interest revenue could be temporarily restrained. Securities lending revenue, which is included in the fiduciary compensation line of the income statement, as expected, reflects lower interest rate spreads. Revenue from securities lending is less than 5% of our total revenue.


GOALS

State Street has a primary financial goal and supporting goals. The primary financial goal continues to be sustainable real growth in earnings per share. In support of that goal, the company aims for superior long-term performance. That translates into an ROE goal of 18%. This is an annual goal, not a goal for each and every quarter.

State Street also has a revenue goal, which is expressed in real terms, or adjusted for inflation. In the 80's, real revenue grew at an annual compound growth rate of 12.5% per year. State Street aims to repeat that record in the 90's.
Part II - Other Information


Item 1.  Legal Proceedings

Reference is made to Note G to the Consolidated Financial Statements on Page 9.


Item 2.  Changes in Securities

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K


(a)Exhibit Index

Exhibit Number                                       Page of this Report

 15  Letter re: Unaudited interim                                    24
      financial information



(b)Reports on Form 8-K

No reports on Form 8-K were filed during the quarter.

                                    SIGNATURES




   Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                           STATE STREET BOSTON CORPORATION










   Date:  August 9, 1994                  By:  /s/ George J. Fesus

                                                   George J. Fesus
                                    Executive Vice President, Chief Financial
                                               Officer and Treasurer




   Date:  August 9, 1994                  By:  /s/ Rex S. Schuette

                                                   Rex S. Schuette
                                    Senior Vice President and Comptroller