Form 10-Q
period 1994-09-30
STATE STREET BOSTON CORP
filed 1994-11-14
CIK 93751

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   Form 10-Q



                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September 30, 1994           Commission File Number 0-5108
                      ------------------                                  ------



                        STATE STREET BOSTON CORPORATION
             (Exact name of registrant as specified in its charter)


Commonwealth of Massachusetts                                      04-2456637
(State or other jurisdiction of incorporation)            (I.R.S. Employer
                                                          Identification Number)


225 Franklin Street, Boston, Massachusetts                          02110
- - --------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)


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


                              YES  X           NO


Number of shares of registrant's common stock outstanding on October 31, 1994 was 76,479,467.

                        STATE STREET BOSTON CORPORATION



                               Table of Contents


                                                                            Page

Part I. Financial Information

Part I.  Item 1.  Financial Statements

    Consolidated Statements of Income                                        1-2

    Consolidated Statement of Condition                                        3

    Consolidated Statement of Cash Flows                                       4

    Consolidated Statement of Changes in Stockholders' Equity                  5

    Notes to Consolidated Financial Statements                              6-10

    Independent Accountants' Review Report                                    11

Part I. Item 2.

    Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                             12-22

Part II. Other Information                                                    23


Signatures                                                                    24

Exhibits                                                                   25-78

Part I. Item 1. Financial Statements

STATE STREET BOSTON CORPORATION
Consolidated Statement of Income
Three months ended September 30,
(Dollars in thousands, except per share data)
(Unaudited)


                                                            1994          1993
Interest Revenue
Deposits with banks                                       $ 51,286      $ 49,137
Investment securities:
  U.S. Treasury and Federal agencies                        45,564        29,677
  State and political subdivisions                           9,675         6,159
  Other investments                                         32,451        24,571
Loans                                                       47,776        33,602
Federal funds sold and securities
  purchased under resale agreements                         43,353        30,127
Trading account assets                                       5,457         3,547
    Total interest revenue                                 235,562       176,820

Interest Expense
Deposits                                                    72,103        49,257
Other borrowings                                            68,318        42,250
Long-term debt                                               2,151         2,316
    Total interest expense                                 142,572        93,823
    Net interest revenue                                    92,990        82,997
Provision for loan losses                                    3,159         2,880
    Net interest revenue after
      provision for loan losses                             89,831        80,117

Fee Revenue
Fiduciary compensation                                     176,985       158,360
Other                                                       67,017        53,072
    Total fee revenue                                      244,002       211,432

    Revenue Before Operating Expenses                      333,833       291,549

Operating Expenses
Salaries and employee benefits                             144,139       122,064
Occupancy, net                                              19,058        16,011
Equipment                                                   27,781        26,190
Other                                                       63,352        54,160
    Total operating expenses                               254,330       218,425
    Income before income taxes                              79,503        73,124
Income taxes                                                27,687        26,851
    Net Income                                            $ 51,816      $ 46,273


Earnings Per Share
    Primary                                               $    .67      $    .61
    Fully diluted                                              .67           .60

Average Shares Outstanding (in thousands)
    Primary                                                 76,985        76,167
    Fully diluted                                           77,571        77,141

Cash dividends declared per share                         $    .15      $    .13

The accompanying notes are an integral part of these financial statements.

       STATE STREET BOSTON CORPORATION
       Consolidated Statement of Income
       Nine months ended September 30,
       (Dollars in thousands, except per share data)
       (Unaudited)


                                                            1994          1993
       Interest Revenue
Deposits with banks                                       $149,024      $152,438
Investment securities:
  U.S. Treasury and Federal agencies                       113,014        88,106
  State and political subdivisions                          28,970        16,545
  Other investments                                         92,247        72,275
Loans                                                      131,412        92,072
Federal funds sold and securities
  purchased under resale agreements                        100,281        82,043
Trading account assets                                      14,682         8,557
    Total interest revenue                                 629,630       512,036

Interest Expense
Deposits                                                   188,504       150,499
Other borrowings                                           161,357       119,486
Long-term debt                                               6,479         7,311
    Total interest expense                                 356,340       277,296
    Net interest revenue                                   273,290       234,740
Provision for loan losses                                    9,511         8,440
    Net interest revenue after
      provision for loan losses                            263,779       226,300

Fee Revenue
Fiduciary compensation                                     532,660       454,460
Other                                                      200,671       156,285
    Total fee revenue                                      733,331       610,745

    Revenue Before Operating Expenses                      997,110       837,045

Operating Expenses
Salaries and employee benefits                             422,655       349,117
Occupancy, net                                              53,320        46,242
Equipment                                                   83,639        75,359
Other                                                      198,280       162,435
    Total operating expenses                               757,894       633,153
    Income before income taxes                             239,216       203,892
Income taxes                                                85,069        71,747
    Net Income                                            $154,147      $132,145


Earnings Per Share
    Primary                                               $   2.00      $   1.74
    Fully diluted                                             1.99          1.71

Average Shares Outstanding (in thousands)
    Primary                                                 76,841        76,130
    Fully diluted                                           77,488        77,167

Cash dividends declared per share                         $    .44      $    .38

   The accompanying notes are an integral part of these financial statements.

STATE STREET BOSTON CORPORATION
Consolidated Statement of Condition
(Dollars in thousands)
(Unaudited)

                                                                September 30,        December 31,
                                                                     1994                 1993
Assets
Cash and due from banks                                        $    1,021,749       $    1,469,395
Interest-bearing deposits with banks                                5,381,227            5,148,249
Securities purchased under resale agreements                        2,435,037            2,267,546
Federal funds sold                                                    754,952              188,000
Trading account assets                                                313,986              159,446
Investment securities:
  Held to maturity                                                  5,022,953            4,484,104
  Available for sale                                                2,869,563            1,217,095
    Total investment securities                                     7,892,516            5,701,199

Loans                                                               3,078,424            2,680,174
Allowance for loan losses                                             (58,336)             (54,316)
    Net loans                                                       3,020,088            2,625,858

Premises and equipment                                                473,050              445,109
Customers' acceptance liability                                        21,593               65,643
Accrued income receivable                                             321,600              280,976
Other assets                                                          722,592              368,702
    Total Assets                                               $   22,358,390       $   18,720,123

Liabilities
Deposits:
 Noninterest-bearing                                           $    4,204,598       $    5,450,183
 Interest-bearing:
  Domestic                                                          1,831,482            2,140,457
  Foreign                                                           8,002,509            5,427,231
    Total deposits                                                 14,038,589           13,017,871

Federal funds purchased                                               111,380              269,083
Securities sold under repurchase agreements                         5,147,750            2,972,928
Other short-term borrowings                                           472,373              469,265
Notes payable                                                         305,000              149,990
Acceptances outstanding                                                22,076               65,928
Accrued taxes and other expenses                                      403,497              373,152
Other liabilities                                                     515,673              167,993
Long-term debt                                                        127,753              128,939
    Total Liabilities                                              21,144,091           17,615,149

Stockholders' Equity
Preferred stock, no par: authorized 3,500,000; issued none
Common stock, $1 par: authorized 112,000,000
 issued 76,468,000 and 75,874,000                                      76,468               75,874
Surplus                                                                30,266               19,253
Retained Earnings                                                   1,107,565            1,009,847
    Total Stockholders' Equity                                      1,214,299            1,104,974
    Total Liabilities and Stockholders' Equity                 $   22,358,390       $   18,720,123


The accompanying notes are an interal part of these financial statements.

      STATE STREET BOSTON CORPORATION
   Consolidated Statement of Cash Flows
      Nine Months ended September 30,
          (Dollars in thousands)
                (Unaudited)

                                                                                1994                1993
Operating Activities
Net income                                                                $      154,147      $      132,145
Noncash charges for depreciation, amortization, provision for
   loan losses and foreclosed properties and deferred income taxes               135,354             112,087
     Net income adjusted for noncash charges                                     289,501             244,232

Adjustments to reconcile to net cash provided (used)
 by operating activities:
   Securities (gains) losses, net                                                    473             (15,375)
   Net change in:
      Accrued income receivable                                                  (40,624)            (38,803)
      Accrued taxes and other expenses                                            15,976              27,224
      Trading account assets                                                    (154,540)           (142,421)
      Other, net                                                                   3,933            (143,709)
        Net Cash Provided by Operating Activities                                114,719             (68,852)

Investing Activities
Payments for purchases of:
     Held to maturity securities                                              (2,916,561)         (2,617,204)
     Available-for-sale securities                                            (3,232,038)           (901,331)
     Lease financing assets                                                     (312,146)           (333,554)
     Premises and equipment                                                      (97,675)            (91,161)
Proceeds from:
     Maturities of held to maturity securities                                 2,350,350           1,580,843
     Maturities of investment securities available for sale                      281,435              89,798
     Sales of investment securities available for sale                         1,256,204             935,816
     Principal collected from lease financing                                     35,229              32,489
Net (payments for) proceeds from:
     Interest-bearing deposits with banks                                       (232,978)             19,708
     Federal funds sold and securities purchased
      under resale agreements                                                   (734,443)         (1,107,133)
     Loans                                                                      (330,266)           (567,275)
        Net Cash Used by Investing Activities                                 (3,932,889)         (2,959,004)

Financing Activities
Proceeds from issuance of:
    Long-term debt                                                                                    99,025
    Nonrecourse debt for lease financing                                         237,540             279,294
     Common stock                                                                  6,174               3,859
Payments for:
     Nonrecourse debt for lease financing                                        (35,156)            (25,558)
     Long-term debt                                                                 (582)            (39,029)
     Cash dividends                                                              (33,595)            (28,673)
Net proceeds from (payments for):
     Deposits                                                                  1,020,718             839,627
     Short-term borrowings                                                     2,175,425           1,709,664
        Net Cash Provided by Financing Activities                              3,370,524           2,838,209

        Net Increase (Decrease) in Cash and Due From Banks                      (447,646)           (189,647)
Cash and due from banks at beginning of period                                 1,469,395           1,284,467
        Cash and Due From Banks at End of Period                          $    1,021,749      $    1,094,820

Supplemental Disclosure
     Interest paid                                                        $      354,558      $      267,118
     Income taxes paid                                                            37,343              39,138

The accompanying notes are an integral part of these financial statements.

STATE STREET BOSTON CORPORATION
Consolidated Statement of Changes in Stockholders' Equity
Nine months ended September 30,
(Dollars in thousands)
(Unaudited)


                                                        1994             1993

Beginning Balance                                    $ 1,104,974    $   953,135

 Net Income                                              154,147        132,145
 Cash dividends declared                                 (33,595)       (28,673)
 Issuance of common stock                                 11,608          7,776
 Foreign currency translation                              6,383           (484)
 Unrealized loss on available-for-sale securities,
   net of taxes                                          (29,218)

Ending Balance                                       $ 1,214,299    $ 1,063,899








































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

Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," was adopted by State Street effective January 1, 1994. SFAS No. 115 requires that debt and equity securities for which State Street does not have the positive intent or ability to hold to maturity and that are not considered to be part of trading-related activities be classified as available-for-sale securities and reported at their fair values, with unrealized gains and losses reported on a net-of-tax basis as a separate component of stockholders' equity. At September 30, 1994, the unrealized pre-tax loss on available-for-sale securities was $51,393,000. Held to maturity investments are stated at cost, adjusted for amortization of premiums and accretion of discounts. Securities classified as available-for-sale are purchased in connection with State Street's interest-rate risk management and may be sold in response to changes in interest rates and other factors. Gains or losses on securities sold are computed based on identified costs and included in fee revenue.

Financial Accounting Standards Board Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts" was adopted by State Street during the first quarter of 1994. Interpretation No. 39 changes the reporting of unrealized gains and losses on interest rate and foreign exchange contracts on the balance sheet. The interpretation requires that gross unrealized gains be reported as assets and gross unrealized losses be reported as liabilities. The amounts were previously shown on a net basis on the balance sheet. The interpretation, however, permits netting of such unrealized gains and losses with the same counterparty when master netting agreements have been executed. At September 30, 1994, a total of $393,000,000 is included in other assets and other liabilities for gross unrealized gains and gross unrealized losses, respectively.

For the Consolidated Statement of Cash Flows, State Street has defined cash equivalents as those amounts included in the Statement of Condition caption, "Cash and due from banks." For the nine months ended September 30, 1994 and 1993, long-term debt converted into common stock was $632,000 and $1,240,000, respectively.

In the opinion of management, all adjustments consisting of normal recurring accruals which are necessary for a fair presentation of the financial position of State Street and subsidiaries at September 30, 1994 and December 31, 1993, and its cash flows for the nine months ended September 30, 1994 and 1993, and the consolidated results of its operations for the three months and nine months ended September 30, 1994 and 1993 have been made. These statements should be read in conjunction with the financial statements, notes and other information included in State Street's latest annual report on Form 10-K.

                        STATE STREET BOSTON CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)



Note B - Investment Securities

Investment securities consisted of the following:

(Dollars in thousands)                                                               September 30, 1994
                                                                                         Unrealized
                                                          Cost                 Gains                Losses               Market
Held to maturity
    U.S. Treasury and
      Federal agencies                                    $ 1,464,346          $     1,217          $    19,411          $ 1,446,152
    State and political
      subdivisions                                          1,076,770                  745               11,100            1,066,415
    Asset-backed securities                                 2,297,187                1,525               54,295            2,244,417
    Other investments                                         184,650                  293                4,066              180,877
                                                          -----------          -----------          -----------          -----------
         Total                                              5,022,953                3,780               88,872            4,937,861

Available for sale
    U.S. Treasuries                                         2,839,704                                    49,959            2,789,745
    Other investments                                          81,252                   32                1,466               79,818
                                                          -----------          -----------          -----------          -----------
         Total                                              2,920,956                   32               51,425            2,869,563
                                                          -----------          -----------          -----------          -----------
         Total investment
            securities                                    $ 7,943,909          $     3,812          $   140,297          $ 7,807,424
                                                          ===========          ===========          ===========          ===========


Investment securities consisted of the following:

(Dollars in thousands)                                                              December 31, 1993
                                                                                        Unrealized
                                                          Cost                 Gains                Losses               Market
Held to maturity
    U.S. Treasury and
      Federal agencies                                    $ 1,272,370          $    11,522          $     1,673          $ 1,282,219
    State and political
      subdivisions                                          1,083,879                7,006                  494            1,090,391
    Asset-backed securities                                 2,028,099                9,800                4,345            2,033,554
    Other investments                                          99,756                1,398                   70              101,084
                                                          -----------          -----------          -----------          -----------
         Total                                              4,484,104               29,726                6,582            4,507,248

Available for sale
    U.S. Treasuries                                         1,121,605                9,000                4,597            1,126,008
    Other investments                                          95,490                  423                                    95,913
                                                          -----------          -----------          -----------          -----------
         Total                                              1,217,095                9,423                4,597            1,221,921
                                                          -----------          -----------          -----------          -----------
         Total investment
            securities                                    $ 5,701,199          $    39,149          $    11,179          $ 5,729,169
                                                          ===========          ===========          ===========          ===========


During the nine months ending September 30, 1994, gains of $2,852,000 and losses of $3,325,000 were realized on sales of available-for-sale securities of $1,256,204,000. During the nine months ending September 30, 1993, gains of $15,426,000 and losses of $51,000 were realized on sales of available-for-sale securities of $935,816,000.

                        STATE STREET BOSTON CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


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

Changes in the allowance for loan losses were as follows:

                                                                    Three Months Ended                       Nine Months Ended
(Dollars in thousands)                                                 September 30,                           September 30,
                                                                  --------------------                       -----------------
                                                                  1994               1993                1994                1993
                                                                -------            -------             -------             ------
Balance at beginning of period                                 $ 55,947            $ 55,734            $ 54,316            $ 57,931
Provision for loan losses                                         3,159               2,880               9,511               8,440
Loan charge-offs                                                 (1,130)             (3,931)             (7,014)            (13,786)
Recoveries                                                          360                 498               1,523               1,191
Allowance of subsidiary
  purchased                                                       1,405
                                                               --------            --------            --------            --------
    Balance at end of period                                   $ 58,336            $ 55,181            $ 58,336            $ 55,181
                                                               ========            ========            ========            ========


Note D - Income Taxes

The provision for income taxes included in the Consolidated Statement of Income is comprised of the following:

                                                                   Three Months Ended                       Nine Months Ended
(Dollars in thousands)                                               September 30,                            September 30,
                                                                  --------------------                      -----------------
                                                                1994                 1993                 1994                1993
                                                              -------              -------              -------              ------

Current                                                      $ 20,102             $ 15,788             $ 48,525             $ 45,996
Deferred                                                        7,585               11,063               36,544               25,751
                                                             --------             --------             --------             --------
    Total provision                                          $ 27,687             $ 26,851             $ 85,069             $ 71,747
                                                             ========             ========             ========             ========


The provision for income taxes is less than the combined U.S. corporate tax rate of 35% for 1994 and 34% for 1993, and the applicable state tax rates in both periods primarily because of tax exempt income and tax credits.

                        STATE STREET BOSTON CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note E - Fee Revenue - Other

The following items are included in the other category of fee revenue:

                                                                    Three Months Ended                       Nine Months Ended
(Dollars in thousands)                                                September 30,                            September 30,
                                                                   --------------------                      -----------------
                                                                 1994               1993                 1994                1993
                                                               -------             -------             -------              ------
Foreign exchange trading                                     $  25,696            $  22,641           $  88,863            $  59,232
Processing service fees                                         18,917               12,104              48,685               33,751
Service fees                                                    12,221               10,147              35,166               28,664
Securities gains (losses) net                                    1,810                3,690                (473)              15,375
Trading account profits                                           (252)               1,332                 596                4,058
Other                                                            8,625                3,158              27,834               15,205
                                                             ---------            ---------           ---------            ---------
    Total fee revenue - other                                $  67,017            $  53,072           $ 200,671            $ 156,285
                                                             =========            =========           =========            =========


Note F - Operating Expenses - Other

The following items are included in the other category of operating expenses:

                                                                      Three Months Ended                      Nine Months Ended
(Dollars in thousands)                                                 September 30,                             September 30,
                                                                    --------------------                      -----------------
                                                                   1994              1993                 1994                1993
                                                                 -------            -------              -------             ------
Contract services                                              $  22,669           $  16,322           $  66,092           $  45,692
Professional services                                             12,331               8,221              34,579              24,685
Advertising and sales promotion                                    5,995               4,493              18,315              13,953
Telecommunications                                                 5,049               5,738              16,563              16,700
Postage, forms and supplies                                        4,598               4,570              15,482              14,859
FDIC and other insurance                                           3,867               4,073              14,277              12,829
Other                                                              8,843              10,743              32,972              33,717
                                                               ---------           ---------           ---------           ---------
    Total operating
          expenses - other                                     $  63,352           $  54,160           $ 198,280           $ 162,435
                                                               =========           =========           =========           =========

Note G - Commitments and Contingent Liabilities

State Street provides custody, accounting and information services to mutual fund, master trust/master custody/global custody, corporate trust and defined contribution plan customers; and investment management services to institutions and individuals. Assets under custody and management, held by State Street in fiduciary or custody capacity, are not included in the Consolidated Statement of Condition since items are not assets of State Street. Management conducts regular reviews of its responsibilities for these services and considers the results in preparing its financial statements. In the opinion of management, there are no contingent liabilities at September 30, 1994 that would have a material adverse effect on State Street's financial position or results of operations.

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


(Dollars in thousands,                                        Three Months Ended                    Nine Months Ended
except per share data)                                             September 30,                         September 30,
                                                       1994              1993                1994              1993
                                                    ----------        ----------          ----------        -------
Primary
 Average shares outstanding                         76,453,021        75,500,786          76,274,944        75,364,822
 Common stock equivalents                              532,409           666,219             566,500           764,951
                                                    ----------        ----------          ----------        ----------

      Primary shares outstanding                    76,985,430        76,167,003          76,841,441        76,129,773
                                                    ==========        ==========          ==========        ==========

 Net income                                            $51,816           $46,273            $154,147          $132,145
                                                       =======           =======            ========          ========

 Earnings Per Share-primary                            $   .67           $   .61            $   2.00          $   1.74
                                                       =======           =======            ========          ========

Fully Diluted
 Average shares outstanding                         76,453,021        75,500,784          76,274,944        75,364,822
 Common stock equivalents                              532,409           703,476             566,500           764,951
 Assumed conversion of 7 3/4%
     convertible subordinated
     debentures                                        585,739           895,423             639,923           995,466
 Assumed conversion of 5%
     convertible notes                                       -            41,323               6,562            41,323
                                                    ----------        ----------          ----------        ----------

      Fully diluted average
         shares outstanding                         77,571,169        77,141,006          77,487,929        77,166,562
                                                    ==========        ==========          ==========        ==========


 Net income                                            $51,816           $46,273            $154,147          $132,145
 Elimination of interest on
     7 3/4% convertible subordinated
     debentures and 5% convertible
     notes less related income tax
     effect                                                 37                50                 119               180
                                                       -------           -------            --------          --------

      Fully diluted net income                         $51,853           $46,323            $154,266          $132,325
                                                       =======           =======            ========          ========

Earnings Per Share-fully
    diluted                                            $   .67           $   .60            $   1.99          $   1.71
                                                       =======           =======            ========          ========

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT



The Stockholders and Board of Directors
State Street Boston Corporation


We have reviewed the accompanying consolidated statement of condition of State Street Boston Corporation as of September 30, 1994, and the related consolidated statements of income for the three month and nine month periods ended September 30, 1994 and 1993 and changes in stockholders' equity and cash flows for the nine month periods ended September 30, 1994 and 1993. These financial statements are the responsibility of the Corporation's management.

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



Boston, Massachusetts
October 17, 1994

                        STATE STREET BOSTON CORPORATION

Part I. Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

SUMMARY

Third quarter earnings per share were $.67 on a fully diluted basis, an increase of 12% from $.60 per share in the third quarter of 1993. Net income in the quarter was $51.8 million, up 12% from $46.3 million a year ago. Return on stockholders' equity was 17.1%. The earnings per share gain reflected revenue growth of 14%, partially offset by increased expenses to support growth and continued investment spending.

Year-to-date, revenue increased 19%, earnings per share were up 16% and return on stockholders' equity was 17.7%.


                                              Condensed Income Statement
                                               Taxable Equivalent Basis
                                     (Dollars in millions, except per share data)

                                                 Three Months Ended              Nine Months Ended
                                                   September 30,                  September 30,
                                     1994      1993      Change     %       1994       1993     Change       %
Fee revenue                         $244.0    $211.4     $ 32.6     15     $733.3     $610.7     $122.6      20
Interest revenue                     241.3      183.2      58.1     32      647.0       526.7     120.3      23
Interest expense                     142.6       93.8      48.8     52      356.3       277.3      79.0      28
                                    ------     ------     -----   ------   ------      ------    ------
    Net interest revenue              98.7       89.4       9.3     10      290.7       249.4      41.3      17
Provision for loan losses              3.2        2.9        .3     10        9.5         8.5       1.0      12
                                    ------     ------   ------    ------   ------      ------    ------
    Net interest revenue after
      provision for loan losses       95.5       86.5       9.0     10      281.2       240.9      40.3      17
                                    ------     ------     -----            ------      ------    ------

    Total revenue                    339.5      297.9      41.6     14    1,014.5       851.6     162.9      19

Operating expenses                   254.3      218.4      35.9     16      757.9       633.2     124.7      20
                                    ------     ------     -----            ------      ------    ------
    Income before taxes               85.2       79.5       5.7      7      256.6       218.4      38.2      17
                                    ------     ------     -----            ------      ------    ------

Income taxes                          27.7       26.9        .8      3       85.1        71.7      13.4      19
Taxable equivalent adjustment          5.7        6.3      (0.6)   (10)      17.4        14.6       2.8      19
                                    ------     ------     -----   ------   ------      ------    ------
    Net income                      $ 51.8     $ 46.3     $ 5.5     12     $154.1      $132.1    $ 22.0      17
                                    ======     ======     =====   ======   ======      ======    ======

Earnings Per Share
    Primary                          $ .67      $ .61     $ .06     10     $ 2.00      $ 1.74    $  .26      15
    Fully diluted                      .67        .60       .07     12       1.99        1.71       .28      16

($ and % change based on dollars in thousands)

                        STATE STREET BOSTON CORPORATION

Part I. Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS (continued)

TOTAL REVENUE

Total revenue was $339.6 million, up $41.6 million, or 14%, from a year ago. This growth reflected the increasingly comprehensive and complex range of services provided to customers. Volumes of non-U.S. assets and trades continued to grow, with both up approximately 40%. Multicurrency accounting, settlement, and other complex services associated with non-U.S. securities result in higher revenue per holding and trade than for U.S. securities.

Assets under custody were $1.6 trillion, up $132 billion, or 9%, from a year ago due to both additions by existing customers and new customers. As reported previously, a corporate trust customer with $47 billion of assets under custody assumed custody of its own assets at the end of May, 1994. Assets under management were $155 billion, up 11% from June and 16% from a year ago. In the third quarter, short-term cash funds managed increased $10 billion from a relatively low level in June.

Year-to-date, total revenue was $1.015 billion, an increase of $163 million, or 19%, from 1993.

FEE REVENUE

Fee revenue was $244.0 million, up $32.6 million, or 15%, from the third quarter of 1993. Fiduciary compensation, the largest component of fee revenue, was $177.0 million, up $18.6 million, or 12%. Fiduciary compensation is derived from accounting, custody, information services, recordkeeping, investment management and trusteeship services provided from offices in the United States, Canada, Grand Cayman, Netherland Antilles, United Kingdom, France, Belgium, Luxembourg, Denmark, Germany, United Arab Emirates, Hong Kong, Taiwan, Japan, Australia and New Zealand. In the third quarter, fiduciary compensation from non-U.S. offices increased over 20% from a year ago. In the United States, fiduciary compensation grew from servicing mutual funds and pension plans, and from managing assets.

Fiduciary compensation from servicing mutual funds grew due to increased use of more complex services as well as additional mutual funds serviced, trades and assets. The percentage of non-U.S. securities held by funds continued to increase. The number of mutual funds serviced increased to 2,375, up 322 from a year ago, and the number of trades processed increased 12%. Mutual fund servicing is continuing to shift from primarily custody and portfolio accounting services to multiple services. Additional funds offered multiple classes of shares, and funds expanded the number of classes offered, each class with its own accounting and pricing requirements. In the third quarter, fiduciary compensation from servicing mutual funds grew faster than the related assets under custody.

Fiduciary compensation also grew from securities lending, custody,accounting and other services provided to corporate and public pension plan sponsors. Net new pension plan customers and additional services for existing customers also contributed to revenue growth. Corporate trust revenue was lower due to substantially less active markets for the issuance of asset-backed securities, and the reduction in services provided to one customer as mentioned above.

                        STATE STREET BOSTON CORPORATION

Part I. Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (continued)


Revenue from asset management services benefitted from the increasing popularity of investment in emerging markets and international asset allocation strategies. Actively managed global portfolios increased by over $1 billion from a year ago.

Processing service fees were $18.9 million, up $6.8 million, or 56%, from a year ago, due in part to growth in processing unclaimed securities, including an acquisition in December, and an increase in the volume of mortgage loans serviced. The year-over-year growth in fee revenue also benefitted from an increase in foreign exchange trading revenue of $3.1 million; an increase in service fees of $2.1 million; sale of a foreclosed asset of $2.0 million and a net increase in currency translation of $.9 million on the foreign bond portfolio. Growth in fee revenue was restrained by lower net securities gains, down $1.9 million, and a small loss in trading account profits, down $1.6 million from a relatively high level in the third quarter of 1993.

For the nine-month period ending September 30, 1994, fee revenue was $733.3 million, up $122.6 million, or 20%, over 1993. The increase resulted primarily from growth in fiduciary compensation, up $78.2 million, or 17%, and higher foreign exchange revenue of $29.6 million.

NET INTEREST REVENUE

Taxable equivalent net interest revenue was $98.7 million, up $9.3 million, or 10%, over the same quarter a year ago, primarily reflecting balance sheet growth to support customers' activities and the benefit of higher asset yields.

Average interest-earning assets grew $2.5 billion, or 15%, to $19.1 billion, funded primarily by an increase in foreign deposits and securities sold under repurchase agreements. Foreign deposits increased by $2.4 billion, or 47%, to $7.6 billion, due in part to the conversion of customers' cash balances from subcustodian banks to State Street accounts. Securities sold under repurchase agreements were up $1.0 billion, or 25%, to $5.1 billion reflecting short-term investments by customers. Noninterest-bearing deposits declined $158 million to $3.8 billion due, in part, to lower corporate trust-related balances, which were particularly high in 1993 due to an active market for securitizations.

Average loans of $3.3 billion were up $592 million, or 22%, over the same quarter a year ago. Growth occurred in traditional commercial loans as well as loans to financial asset services customers and securities brokers. Loans to financial asset services customers are primarily domestic and foreign securities settlement advances. These advances and loans to securities brokers are primarily short term and backed by investment securities held at State Street. Traditional loans comprised 10% of total average assets for the quarter.

Part I. Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (continued)



The spread between interest rates earned and paid declined from 1.54% to 1.42% due to rising market interest rates, partially offsetting the benefits of balance sheet growth and a higher level of interest rates. The net interest margin declined from 2.14% in the third quarter of 1993 to 2.05%, reflecting narrower spreads and a larger proportion of funding from interest-bearing sources of funds.

                                               Three Months Ended
                                                    September 30,
                                         1994                      1993
                                 ---------------------    ---------------------
                                     Average                 Average
                                     Balance      Rate       Balance      Rate
(Dollars in millions)
Interest-earning  assets            $19,141       5.00%     $16,604       4.38%
Interest-bearing  liabilities        15,793       3.58       13,126       2.84
                                                  ----                    ----
Excess of rates earned
 over rates paid                                  1.42%                   1.54%
                                                  ====                    ====
Net interest margin                               2.05%                   2.14%
                                                  ====                    ====

For the nine-month period ending September 30, 1994, taxable equivalent net interest revenue was $290.7 million, up 17% from 1993 due primarily to balance sheet growth.

                        STATE STREET BOSTON CORPORATION

Part I. Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS (continued)

OPERATING EXPENSES

Operating expenses of $254.3 million were up $35.9 million, or 16%, from the third quarter of 1993, to accommodate growth and continuation of the investment program. Salaries and employee benefits were $144.1 million, up $22.1 million, or 18%, due in part to a 13% increase in staff. Other expenses of $63.4 million, up $9.2 million, or 17%, reflected the increased volume of transactions worldwide, as well as higher expenses for professional services and global marketing.

We anticipate that investment spending, now running at about 10% of revenue, will gradually return over the course of 1995 to more historical levels (around 8%). As we execute our investment program focused on application development, improved processing infrastructure, and product and market development, we are seeing benefits. We are providing a wider array of value-added service to our customers, and our improved processing infrastructure is producing a higher level of quality, timeliness and reliability in our daily servicing for customers around the world.

For the nine-month period ending September 30, 1994, operating expenses were $757.9 million, up $124.7 million, or 20%, over 1993 for similar reasons as discussed for the quarter.

CREDIT QUALITY

At September 30, 1994, total loans were $3.1 billion. Excluding securities settlement advances and other loans to financial asset services customers and loans to securities brokers, loans were $2.2 billion, or 10% of total assets.

The provision for loan losses charged against income was $3.2 million, up from $2.9 million a year ago. During the quarter, the allowance for loan losses increased from $55.9 million to $58.3 million, and the allowance for loan losses as a percentage of ending loans increased to 1.89%.

Loan ratios                                         1994                                 1993
- - -----------                                --------------------------      ---------------------------------------
                                             3Q         2Q        1Q         4Q         3Q          2Q         1Q
                                           ------     ------    ------     ------     ------      ------     ------

Allowance to ending loans                 1.89%      1.72%      1.67%       2.03%      2.11%       2.31%      2.60%
Net charge-offs
    to average loans                       .10        .25        .30         .50        .50         .63        .98
Non-performing loans to
    ending loans                           .74        .83        .70        1.00       1.15        1.44       2.00

During the third quarter, non-performing loans decreased from $26.9 million to $22.7 million. At quarter end, non-performing assets of $29.3 million were carried at 37% of their original value. Charge-offs continued to decline. In the third quarter, net charge-offs were $.8 million, down significantly from $3.4 million in the third quarter of 1993. Credit quality continues to improve.

Part I. Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS (continued)

Non-performing assets                               1994                                       1993
- - ---------------------                      -----------------------------     --------------------------------------
                                             3Q         2Q          1Q         4Q         3Q          2Q         1Q
                                           ------     ------      ------     ------     -------      -----      ----
Non-accrual loans:
Commercial and financial                   $ 19.6       $24.7      $20.7      $24.7       $27.7      $32.3      $34.2
Real estate                                   2.8          .9        1.0         .5          .7         .7        5.4
Other                                          .3         1.3        1.3        1.6         1.6        1.7        2.8
                                            -----       -----      -----      -----       -----      -----      -----
    Total non-accrual loans                  22.7        26.9       23.0       26.8        30.0       34.7       42.4
Other real estate owned                       6.6         6.8        6.8       11.1        11.8       13.1       11.1
                                            -----       -----      -----      -----       -----      -----      -----
    Total non-performing
      assets                                $29.3       $33.7      $29.8      $37.9       $41.8      $47.8      $53.5
                                            =====       =====      =====      =====       =====      =====      =====




TAXES

The effective tax rate in the third quarter was 34.8%, unchanged from the second quarter. This was down from 36.7% in the third quarter of 1993, primarily due to the adjustment booked in the third quarter of 1993 to reflect the increase in the Federal corporate income tax rate enacted in August, effective retroactively to January.

                        STATE STREET BOSTON CORPORATION

Part I. Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS (continued)

LINES OF BUSINESS

The estimated results for State Street's lines of business are derived from internal accounting systems, which are continually refined to reflect organizational performance. These systems allocate to each business revenue and expenses related to the business, as well as certain corporate overhead, operations and systems development expenses. They also incorporate processes for allocating assets and liabilities to each business, including the interest rates appropriate to each allocation. Capital is allocated using the Federal regulatory guidelines as a basis, coupled with management's judgement regarding the operational risks inherent in the businesses. The capital allocations may not be representative of the capital levels that would be required if these two lines of business were independent business units.

This section of financial review presents performance results of State Street's lines of business: financial asset services and commercial lending. The following line-of-business information is based on management accounting practices that conform to and support the strategic objectives and management structure of State Street and are not necessarily comparable with similar information for any other banking company:

Lines of Business
(Taxable equivalent basis,                            Financial                 Commercial
dollars in millions)                               Asset Services                Lending          Corporate
Three Months ending September 30,              1994          1993         1994        1993     1994       1993
- - ---------------------------------              ----          ----        -----        ----     ------   ---------
Fee revenue                                    $233.6       $204.8       $ 11.4       $ 8.3    $(1.0)     $(1.7)
Net interest revenue                             70.8         71.3         28.7        19.9      (.8)      (1.9)
Provision for loan losses                          .4           .1          2.8         2.8      .-         .-
                                               ------       ------       ------       -----    -----      -----
    Total revenue                               304.0        276.0         37.3        25.4     (1.8)      (3.6)
Operating expenses                              230.8        193.5         18.4        15.0      5.1        9.9
                                               ------       ------       ------      ------    -----      -----
    Income before income taxes                   73.2         82.5         18.9        10.4     (6.9)     (13.5)
Income taxes                                     29.8         37.7          8.1         4.3     (4.5)      (8.8)
                                               ------       ------       ------      ------    -----      -----
    Net income                                 $ 43.4       $ 44.8       $ 10.8      $  6.1    $(2.4)     $(4.7)
                                               ======       ======       ======      ======    =====      =====

Percentage contribution                           84%          97%          21%         13%     (5)%      (10)%

Average assets                                $19,444      $16,480       $2,356      $2,107

Financial Asset Services. Financial asset services, which contributed 84% of State Street's net income for the three months ending September 30, 1994 is comprised of business components that service and manage financial assets worldwide. These include services for mutual funds and pension plans, both defined benefit and defined contribution; corporate trusteeships; and management of institutional financial assets and personal trust. A broad array of banking services is provided, including accounting, custody of securities, information services and recordkeeping; taking short-term customer funds onto State Street's balance sheet; investment management; foreign exchange trading; and cash management. Revenue for these services is reflected in fee revenue and net interest revenue.

In the third quarter of 1994, net income from financial asset services of $43.4 million decreased $1.4 million, or 3%, from the same quarter a year ago.

                        STATE STREET BOSTON CORPORATION

Part I. Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS (continued)

Fee revenue increased $28.8 million, or 14%, with fiduciary compensation up $18.6 million, processing service fees up %6.8 million, and foreign exchange revenue up $3.1 million. Growth in operating expenses reflected expenses supporting growth and the ongoing investment spending program.

Commercial Lending. In the third quarter of 1994, commercial lending contributed 21% of net income. Net income increased $4.7 million, or 77%, due to higher fee revenue and net interest revenue, partially offset by higher operating expenses. Taxable equivalent net interest revenue increased $8.8 million, or 44%, primarily due to growth in commercial and financial loans. Fee revenue increased $3.1 million, or 37%, due to the gain on the sale of a foreclosed asset, increased trade banking fees and increased service fees on loans. Operating expenses increased $3.4 million, or 23%, due to increased expenses for other real estate owned, expenses related to increased volumes, and increased salaries and employee benefits expense due to growth

Corporate. Corporate includes the impact of long-term debt; investment of corporate cash; tax credits from tax-advantaged financings, including writedowns of these investments in fee revenue; operating expenses; and other corporate items. In the third quarter of 1994, these corporate items reduced net income by 5%.

Lines of Business
(Taxable equivalent basis,                              Financial                Commercial
dollars in millions)                                 Asset Services                Lending              Corporate
Nine Months ending September 30,                  1994          1993         1994         1993       1994       1993
- - --------------------------------                  ----          ----        -----         ----       ----       ----
Fee revenue                                      $706.4        $587.5       $ 31.1       $ 28.5      $(4.2)    $ (5.3)
Net interest revenue                              217.2         194.2         78.4         61.7       (4.9)      (6.6)
Provision for loan losses                           1.0            .3          8.6          8.2       .-          .-
                                                 ------        ------       ------       ------      -----     ------
    Total revenue                                 922.6         781.4        100.9         82.0       (9.1)     (11.9)
Operating expenses                                683.5         562.5         55.6         47.0       18.8       23.5
                                                 ------        ------       ------       ------      -----     ------
    Income before income taxes                    239.1         218.9         45.3         35.0      (27.9)     (35.4)
Income taxes                                      105.5          96.7         19.6         14.7      (22.7)     (25.0)
                                                 ------        ------       ------       ------      ------    -------
    Net income                                   $133.6        $122.2       $ 25.7       $ 20.3      $(5.2)    $(10.4)
                                                 ======        ======       ======       ======      ======    =======
Percentage contribution                             86%           93%          17%          15%       (3)%       (8)%
Average assets                                  $19,151       $15,484       $2,297       $1,970


     Financial  Asset Services.  For the nine months ending  September 30, 1994, net income from financial  asset services  contributed  86% of total net income.
Net  income  increased  $11.4  million,  or 9% from a year  ago.  Total  revenue increased $141.2 million,  or 18% and operating expenses were up $121.0 million, or 22%. Within the Financial Asset Services business,  asset management services
- - --  institutional  asset  management  and personal trust -- comprised 19% of net income for 1994.

Commercial Lending. Year-to-date, net income increased $5.4 million, or 27% from a year ago. Taxable equivalent net interest revenue increased $16.7 million, or 27%, primarily due to loan growth. Operating expenses increased $8.6 million for the same reasons mentioned above.

Corporate. For the nine months ending September 30, 1994, corporate items reduced net income by 3%. The net income reduction of $5.2 million compared with a reduction of $10.4 million a year ago.

                        STATE STREET BOSTON CORPORATION

Part I. Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS (continued)


ACCOUNTING CHANGES

In the first quarter of 1994, State Street adopted Financial Accounting Standards Board Interpretation No. 39, "Offsetting of Amounts Related To Certain Contracts." This new accounting requirement for all corporations mandated that both unrealized gains and losses on certain off-balance sheet instruments be included on the balance sheet. In the past, unrealized gains or losses were shown net on the balance sheet. For State Street, the primary instrument affected was forward foreign exchange contracts, due in part to the treasury services provided to global financial asset services customers. Market risk of these instruments is controlled under State Street's credit and counterparty risk management system. Most of the contracts are for 90 days or less, which results in a portfolio of relatively short maturity. At September 30, approximately $393 million of unrealized gains and losses relating to off-balance sheet instruments were added to both other assets and other liabilities on the balance sheet. This reporting change did not affect the risk-based capital ratios, which have always included these off-balance sheet instruments.

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

CAPITAL AND LIQUIDITY

State Street has a strong capital position to support current operations and growth, and continues to generate capital internally at a high rate. In the third quarter, the internal capital generation rate was 13.3%.

At September 30, 1994, State Street's capital and leverage ratios exceeded the regulatory guidelines:

                                                                      Minimum
                                               State                 Regulatory
                                               Street                Guidelines
Risk-based capital ratios:

    Tier 1 capital                             12.4%                    4.0%
    Total capital                              13.0                     8.0

Leverage ratio                                  5.5                     3.0

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

State Street maintains a large portfolio of liquid assets. At September 30, 1994, the portfolio included $5.4 billion of interest-bearing deposits with banks and $2.4 billion of securities purchased under resale agreements. Although not relied on for daily liquidity needs, the $2.9 billion available-for-sale portfolio of marketable securities provides a significant secondary source of liquidity.

State Street maintains strong liquidity ratios. When liquidity is measured by the ratio of liquid assets to total assets, State Street ranks among the highest of U.S. banking companies. Liquid assets consist of cash and due from banks, interest-bearing deposits with banks, Federal funds sold, securities purchased under resale agreements, trading account assets and investment securities. At September 30, 1994, the Corporation's liquid assets were 80% of total assets.

                        STATE STREET BOSTON CORPORATION

Part I. Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS (continued)



ENVIRONMENTAL FACTORS

     As explained in the first and second quarters, when revenue was up 25% and 19%, respectively, there are factors in our environment that influence short-term earnings performance. In the third quarter, several of these factors restrained our growth. Fewer customer foreign exchange trades lowered our foreign exchange trading revenue from the second quarter. Lackluster securities markets gave no boost to our asset-based fees. The interest rates in the United States continued to rise, compressing our net interest spreads. Year-to-date through August, industry-wide, net new mutual fund sales were off 38% from a year ago. Last year was a very active period for residential mortgages and municipal bonds, with payoffs and refinancings at high levels, and our corporate trust business benefitted substantially. This year, the issuance of residential mortgage-backed securities is running about 30% less than in 1993.

BUSINESS UPDATE

As previously announced, State Street signed a definitive agreement to acquire Investors Fiduciary Trust Company (IFTC), of Kansas City, Missouri, from its joint owners, DST Systems, Inc. and Kemper Financial Services. The purchase price, to be paid in State Street common stock, was approximately $225 million when the stock was at $40 per share. If the stock is at $36 per share or below then State Street will issue 6% more shares than State Street would have if the price had remained at $40. State Street intends to account for the transaction as a pooling. At September 30, 1994, IFTC had total balance sheet assets of $807 million and stockholders' equity of $103 million.

GOALS

     State Street has a primary financial goal and supporting goals. The primary financial goal continues to be sustainable real growth in earnings per share. In support of that goal, State Street aims for superior long-term performance. For State Street, that translates to an ROE of 18%. This is an annual goal, not a goal for each and every quarter.

State Street also has a revenue goal, which is expressed in real terms, or adjusted for inflation. In the 80's, real revenue grew at an annual compound growth rate of 12.5% per year. State Street aims to repeat that record in the 90's and is on track in doing so.

State Street has a strong franchise in place. Secular trends continue to fuel our optimism about the future. We continue to benefit from increased cross-border investment, the growth of retirement assets around the world, and the increased scope and complexity of our customers' information needs. Based on our current assessment, we expect double digit earnings per share growth in the next few years.

Part II - Other Information


Item 1.  Legal Proceedings

Reference is made to Note G to the Consolidated Financial Statements on Page 9.


Item 2.  Changes in Securities

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K


(a)Exhibit Index

Exhibit Number                                           Page(s) of this Report

2      Acquisition agreement among State Street                  25 - 74
       Boston Corporation, dated September 27, 1994,
       Kemper Financial Services, Inc. and DST
       Systems, Inc. pertaining to the acquisition of IFTC Holdings, Inc.

10     Material Contracts: Compensation Agreement                75 - 76
       with J.R.Towers dated September 30, 1994.

15     Letter re: Unaudited interim                              77
       financial information


27     Financial Data Schedule                                   78


(b)Reports on Form 8-K

Two  reports  on  Form  8-K  dated  July  19,  1994  and   September  27,  1994,
respectively,   relating  to  the  acquisition  of  IFTC  Holdings,   Inc.  were
electronically filed during the quarter.

                                    SIGNATURES




   Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                           STATE STREET BOSTON CORPORATION









   Date:  November 10, 1994           By:   /s/     George J. Fesus
                                         -------------------------------------
                                                    George J. Fesus
                                       Executive Vice President, Chief Financial
                                                Officer and Treasurer




   Date:  November 10, 1994           By:   /s/     Rex S. Schuette
                                         -------------------------------------
                                                    Rex S. Schuette
                                         Senior Vice President and Comptroller