Form 10-K
STATE STREET BOSTON CORP
filed 1995-03-29
CIK 93751

------------------------------------------------------------------------------
------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               ----------------
                                  FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994         COMMISSION FILE NO. 0-5108
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

                                 617-786-3000
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
                               ----------------

         SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                          COMMON STOCK, $1 PAR VALUE
                               (TITLE OF CLASS)
       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE
                               ----------------

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X]   NO [ ]


     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

     THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S COMMON STOCK HELD BY NON-AFFILIATES (PERSONS OTHER THAN DIRECTORS AND EXECUTIVE OFFICERS) OF THE REGISTRANT ON FEBRUARY 28, 1995 WAS $2,610,805,000.

     THE NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING ON FEBRUARY 28, 1995 WAS 82,578,160.

     PORTIONS OF THE FOLLOWING DOCUMENTS ARE INCORPORATED INTO THE PARTS OF THIS REPORT ON FORM 10-K INDICATED BELOW:

     (1) ANNUAL REPORT TO STOCKHOLDERS FOR THE YEAR ENDED DECEMBER 31, 1994 (PARTS I AND II) AND

     (2) THE REGISTRANT'S  DEFINITIVE PROXY STATEMENT DATED MARCH 14, 1995 (PART
III)
------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                    PART I

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS
     State Street Boston Corporation ("State Street") is a bank holding company organized under the laws of the Commonwealth of Massachusetts.

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

     State Street is the fourth largest provider of trust services in the United States as ranked on the basis of 1993 fiduciary compensation. State Street had more than $1.6 trillion of assets under custody, $210 billion of bonds under trusteeship, and $160 billion of assets under management at year- end 1994. Ranked on the basis of balance sheet assets as of June 1994, State Street Bank is the 23rd largest commercial bank in the United States. State Street's total assets were $21.7 billion at December 31, 1994, of which $16.0 billion, or 74%, were investment securities and money market assets and $3.2 billion, or 15%, were loans.

     Services are provided from offices in the United States, as well as from offices in Canada, Grand Cayman, Netherland Antilles, the United Kingdom, France, Belgium, Luxembourg, Denmark, Germany, United Arab Emirates, Hong Kong, Taiwan, Japan, Australia, and New Zealand. State Street's executive offices are located at 225 Franklin Street, Boston, Massachusetts. For information as to foreign activities, refer to Note T to the Notes to Financial Statements.

LINES OF BUSINESS
     State Street has three lines of business: financial asset services, investment management and commercial lending. In 1994, 72% of net income came from the broad and growing array of financial asset services, 16% of net income came from investment management and 18% came from commercial lending. Corporate items reduced net income by 6%.

    FINANCIAL ASSET SERVICES
     Financial asset services are primarily accounting, custody and other services for large pools of assets such as mutual funds and pension plans, both defined benefit and defined contribution, and corporate trusteeship. A broad array of other services is provided, including accounting, custody, information services and recordkeeping. Also provided are banking functions of accepting deposits, making loans and trading foreign exchange.

     With $675 billion of mutual fund assets under custody, State Street is the leading mutual fund custodian in the United States, servicing 36% of the registered funds. State Street began providing mutual fund services in 1924 and servicing pension assets in 1974. Customers who sponsor the 2,200 U.S. mutual funds that State Street services include investment companies, broker/ dealers, insurance companies and others. In addition, State Street services 252 offshore mutual funds and collective investment funds in other countries.

     State Street's mutual fund services include a full array of services including custody, portfolio and general ledger accounting, pricing, fund administration and information services. Shareholder accounting is provided through a 50%-owned affiliate.

     Servicing $664 billion of pension and other assets for North American customers, State Street is ranked as the largest servicer of tax-exempt assets for corporations and public funds in the United States and the largest global custodian for U.S. pension assets. Services include portfolio accounting, securities custody, securitieslending, and other related services for retirement and other financial assets of benefit pension plans, unions, endowments, foundations, and nuclear decommissioning trusts. In addition, State Street provides global and domestic custody-related services for $72.2 billion in assets for customers outside North America.

     State Street acts as participant recordkeeper, securities custodian and trustee for defined contribution plans, such as 401(k) plans and ESOPs, and issues checks for employee benefit distributions. Corporate trust services for asset-backed securities, corporate securities, leveraged leases, and municipal securities are provided to investment banks, corporations, municipalities and government agencies from five offices in the United States. At year ended 1994, bonds under trusteeship totaled $210 billion.

     State Street is a mortgage subservicer through Wendover Funding, Inc. in Greensboro, North Carolina. State Street also provides card replacement and other services for a bank card association, processing of unclaimed securities for state governments, and accounting services for retained assets accounts of insurance companies.

     State Street provides foreign exchange trading and global cash management services to financial institutions and corporations. Funds are gathered in the form of domestic and foreign deposits, federal funds and securities sold under repurchase agreements from local, national and international sources. Trading and arbitrage operations are conducted with government securities, futures and options. Municipal dealer activities include underwriting, trading and distribution of general obligation tax-exempt bonds and notes. Treasury centers are located in Boston, London, Hong Kong, Tokyo, Sydney, Munich and Luxembourg. State Street also provides corporate finance services, including private placement of debt and equity, acquisitions and divestitures and project finance.

    INVESTMENT MANAGEMENT
     State Street was a pioneer in the development of domestic and international index funds through State Street Global Advisors ("SSGA"). The products now offered by SSGA include enhanced index and fully-active equity strategies, short-term investment funds and fixed income products. These products are sold and managed both domestically and from locations outside the United States. State Street is ranked as the largest manager of internationally-indexed assets and the second largest manager of tax-exempt money in the United States. State Street is a leading New England trustee and money manager for individuals, and provides planned gift management services for non-profit organizations throughout the United States. At year-end 1994, institutional and personal trust assets under management totaled $160 billion.

    COMMERCIAL LENDING
     State Street provides corporate banking, specialized lending and international banking to business and financial institutions. One-third of the loan portfolio supports the short-term needs of financial asset services customers and securities brokers in conjunction with their trading and settlement activity. Corporate banking services are offered primarily to middle market companies in the Northeast. Specialized Lending is both regional and national, with specialities that include cable television, technology- based companies, publishing, law firms, non-profit institutions, broker/ dealers and other financial institutions. In addition, State Street offers asset-based finance, leasing, real estate, and trade finance. Trade finance includes letters of credit, collection, payment and other specialized services for importers and exporters.

SELECTED STATISTICAL INFORMATION
     The following tables contain State Street's consolidated statistical information relating to, and should be read in conjunction with, the consolidated financial statements. Additionally, certain previously reported amounts have been reclassified to conform to the present method of presentation.

DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL
     The average statements of condition and net interest revenue analysis for the years indicated are presented below.

                                        1994                                1993                                1992
                         ----------------------------------  ----------------------------------  ----------------------------------
                            AVERAGE                AVERAGE      AVERAGE                AVERAGE      AVERAGE                AVERAGE
                            BALANCE     INTEREST     RATE       BALANCE     INTEREST    RATE        BALANCE     INTEREST     RATE
                            -------     --------   -------      -------     --------   -------      -------     --------   -------
                                                                   (DOLLARS IN THOUSANDS)
ASSETS
Interest-bearing
  deposits with
  banks<F1>............   $ 5,182,074    $209,246    4.04%    $ 5,021,752    $201,453    4.01%    $ 5,101,515    $257,615    5.05%
Securities purchased
  under resale
  agreements and
  securities
  borrowed ............     3,079,357     131,156    4.26       3,255,014     102,338    3.14       2,602,740      97,570    3.75
Federal funds sold ....       301,121      12,929    4.29         413,601      12,642    3.06         330,019      11,579    3.51
Trading account assets        479,962      24,289    5.06         369,050      15,551    4.21         226,290      10,081    4.45
Investment securities:
  U.S. Treasury and
    Federal agencies ..     3,286,660     177,790    5.41       2,076,758     119,495    5.75       1,703,026     115,745    6.80
  State and political
    subdivisions ......     1,088,116      55,346    5.09         682,856      37,823    5.54         375,972      28,998    7.72
  Other investments ...     2,365,200     127,844    5.41       1,826,568      97,383    5.33       1,443,628      87,963    6.09
Loans<F2>:
  Domestic ............     2,728,849     145,609    5.34       2,261,915     113,272    5.01       1,952,638     111,329    5.70
  Foreign .............       672,509      44,091    6.56         314,122      19,137    6.09         117,707       7,156    6.08
                         ------------   ---------            ------------   ---------            ------------   ---------
  Total interest-
    earning assets ....    19,183,848     928,300    4.84      16,221,636     719,094    4.43      13,853,535     728,036    5.26
                                        ---------                           ---------                           ---------
Cash and due from banks     1,195,275                             911,082                             818,991
Allowance for loan
  losses ..............       (58,089)                            (57,522)                            (66,767)
Premises and equipment        462,005                             435,475                             358,895
Customers' acceptance
  liability<F3> .......        29,580                              33,363                              51,745
Other assets ..........     1,089,909                             625,133                             485,720
                         ------------                        ------------                        ------------
  Total Assets ........   $21,902,528                         $18,169,167                         $15,502,119
                         ============                        ============                        ============
LIABILITIES AND
  STOCKHOLDERS' EQUITY
Interest-bearing deposits:
  Savings .............   $ 1,873,656      54,902    2.93     $ 2,166,996      52,175    2.41     $ 2,153,699      67,967    3.16
  Time ................       118,855       4,184    3.52         157,481       4,531    2.88         162,464       6,265    3.86
  Foreign .............     7,391,751     215,840    2.92       4,953,696     146,051    2.95       3,954,528     174,615    4.42
Federal funds purchased       410,784      16,019    3.90         741,082      21,023    2.84         919,109      30,818    3.35
Securities sold under
  repurchase
  agreements ..........     4,927,445     200,939    4.08       4,133,726     119,300    2.89       3,290,196     112,407    3.42
Other short-term
  borrowings ..........       563,221      24,777    4.40         215,948       8,156    3.78         193,927       8,281    4.27
Notes payable .........       258,252      11,979    4.64         510,719      19,943    3.90         388,513      18,400    4.74
Long-term debt ........       128,130       8,625    6.73         122,403      10,023    8.19         146,394      13,327    9.10
                         ------------   ---------            ------------   ---------            ------------   ---------
  Total interest-
    bearing liabilities    15,672,094     537,265    3.43      13,002,051     381,202    2.93      11,208,830     432,080    3.85
                                        ---------   -----                   ---------   -----                   ---------   -----
Noninterest-bearing
  deposits ............     4,154,436                           3,622,849                           2,952,363
Acceptances outstanding
  (3) .................        30,098                              33,956                              52,423
Other liabilities .....       863,425                             477,640                             401,953
Stockholders' equity ..     1,182,475                           1,032,671                             886,550
                         ------------                        ------------                        ------------
  Total Liabilities and
    Stockholders'
    Equity ............   $21,902,528                         $18,169,167                         $15,502,119
                         ============                        ============                        ============
  Net interest revenue                   $391,035                            $337,892                            $295,956
                                        =========                           =========                           =========
  Excess of rate earned
    over
    rate paid .........                              1.41%                               1.50%                               1.41%
                                                    =====                               =====                               =====
Net Interest Margin<F4>                              2.04%                               2.08%                               2.14%
                                                    =====                               =====                               =====
----------

<F1>Amounts reported were with non-U.S. domiciled offices of other banks.
<F2>Non-accrual loans are included in the average loan amounts outstanding.
<F3>In 1994, 1993 and 1992, 43%, 13% and 9% of acceptances were foreign.
<F4>Net interest margin is taxable equivalent net interest revenue divided by total average interest-earning assets.

     Interest revenue on non-taxable investment securities and loans includes the effect of taxable-equivalent adjustments, using a Federal income tax rate of 35% in 1994 and 1993, and 34% in 1992, adjusted for applicable state income taxes net of the related Federal tax benefit.

DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL (CONTINUED)
     The table below summarizes changes in interest revenue and interest expense due to changes in volume of interest-earning assets and interest- bearing liabilities, and changes in interest rates. Changes attributed to both volume and rate have been allocated based on the proportion of change in each category.

                                          1994 COMPARED TO 1993                          1993 COMPARED TO 1992
                              ---------------------------------------------  ---------------------------------------------
                                  INCREASE (DECREASE)                            INCREASE (DECREASE)
                                         DUE TO                   NET                   DUE TO                   NET
                              ----------------------------     INCREASE      ----------------------------     INCREASE
                                 VOLUME          RATE         (DECREASE)        VOLUME          RATE         (DECREASE)
                                 ------          ----         ----------        ------          ----         ----------
                                                                 (DOLLARS IN THOUSANDS)
Interest revenue related to:
Interest-bearing deposits
  with banks ...............      $  6,465       $  1,327        $  7,792    $     (3,971)     $ (52,191)      $ (56,162)
Securities purchased under
resale agreements and
  securities borrowed ......        (5,778)        34,596          28,818          22,047        (17,279)          4,768
Federal funds sold .........        (3,994)         4,281             287           2,684         (1,621)          1,063
Trading account assets .....         5,237          3,501           8,738           6,044           (574)          5,470
Investment securities:
  U.S. Treasury and Federal
    agencies ...............        65,824         (7,529)         58,295          23,101        (19,351)          3,750
  State and political
    subdivisions ...........        20,833         (3,310)         17,523          18,732         (9,907)          8,825
  Other investments ........        29,132          1,504          30,461          21,349        (11,929)          9,420
Loans:
  Domestic .................        24,547          7,790          32,337          16,410        (14,467)          1,943
  Foreign ..................        23,397          1,557          24,954          11,966             15          11,981
                                   -------        -------         -------         -------        -------         -------
  Total interest-earning
    assets .................       165,663         43,717         209,205         118,362       (127,304)         (8,942)
                                   -------        -------         -------         -------        -------         -------
Interest expense related to:
  Deposits:
    Savings ................        (7,646)        10,373           2,727             417        (16,209)        (15,792)
    Time ...................        (1,240)           894            (346)           (187)        (1,547)         (1,734)
    Foreign ................        71,316         (1,187)         69,789          37,815        (66,379)        (28,564)
Federal funds purchased ....       (11,265)         6,261          (5,004)         (5,455)        (4,341)         (9,796)
Securities sold under
  repurchase agreements ....        25,929         55,611          81,639          26,045        (19,151)          6,894
Other short-term borrowings         15,083          1,538          16,621             886         (1,012)           (126)
Notes payable ..............       (11,192)         3,228          (7,964)          5,138         (3,595)          1,543
Long-term debt .............           452         (1,850)         (1,398)         (2,048)        (1,255)         (3,303)
                                   -------        -------         -------         -------        -------         -------
Total interest-bearing
  liabilities ..............        81,437         74,868         156,064          62,611       (113,489)        (50,878)
                                   -------        -------         -------         -------        -------         -------
  Net Interest Revenue .....      $ 84,226       $(31,151)       $ 53,141        $ 55,751      $ (13,815)      $  41,936
                                   =======        =======         =======         =======        =======         =======

RETURN ON EQUITY AND ASSETS AND CAPITAL RATIOS
     The return on equity, return on assets, dividend payout ratio, equity to assets ratio and capital ratios for the years ended December 31, were as follows:
                                           1994          1993           1992
                                           ----          ----           ----
Net income to:
  Average stockholders' equity .....       17.5%         17.4%          18.1%
  Average total assets .............         .95           .99           1.03
Dividends declared to net income ...       22.1          21.9           20.8
Average equity to average assets ...        5.4           5.7            5.7
Risk-based capital ratios:
  Tier 1 capital ...................       12.8          12.1           13.2
  Total capital ....................       13.4          12.7           14.6


INVESTMENT PORTFOLIO
     State Street adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," on January 1, 1994. Under SFAS No. 115, debt securities for which State Street has the intent and ability to hold to maturity may be classified as held-to-maturity securities and reported at amortized cost. Securities that are not classified as held to maturity are to be classified as available-for-sale securities and reported at fair value. Investment securities consisted of the following at December 31:

                                             1994          1993           1992
                                             ----          ----           ----

                                                  (DOLLARS IN MILLIONS)
HELD TO MATURITY (at amortized cost)
U.S. Treasury and Federal agencies ..      $1,669        $1,272         $  996
State and political subdivisions ....       1,130         1,084            451
Asset-backed securities .............       2,347         2,028          1,618
Other investments ...................          41           100             87
                                            -----         -----          -----
    Total ...........................      $5,187        $4,484         $3,152
                                            =====         =====          =====
AVAILABLE FOR SALE (at fair value *)
U.S. Treasuries .....................      $3,148        $1,122         $  940
Other investments ...................          79            95
                                            -----         -----          -----
    Total ...........................      $3,227        $1,217         $  940
                                            =====         =====          =====
* In 1993 and 1992, at lower of cost or market

     The maturities of investment securities at December 31, 1994 and the weighted average yields (fully taxable equivalent basis) were as follows:

                                                                                MATURING
                                     ----------------------------------------------------------------------------------------------
                                                                   AFTER ONE               AFTER FIVE
                                            ONE YEAR               BUT WITHIN              BUT WITHIN                AFTER
                                            OR LESS                FIVE YEARS              TEN YEARS               TEN YEARS
                                     ----------------------  ----------------------  ----------------------  ----------------------
                                       AMOUNT      YIELD       AMOUNT      YIELD       AMOUNT      YIELD       AMOUNT      YIELD
                                       ------      -----       ------      -----       ------      -----       ------      -----
                                                                         (DOLLARS IN MILLIONS)
HELD TO MATURITY
U.S. Treasury and
  Federal agencies ..................  $  715      5.51%       $  824      5.62%        $ 68       6.08%        $ 62       6.08%
State and political
  subdivisions ......................     549      6.54           406      5.91          159       4.91           17       9.21
Asset-backed securities .............   1,315      5.91           864      5.95          105       5.97           62       5.97
Other investments ...................      37      2.32             3      6.06            1       5.00
                                        -----                   -----                   ----                    ----
    Total ...........................  $2,616                  $2,097                   $333                    $141
                                        =====                   =====                   ====                    ====
AVAILABLE FOR SALE
U.S. Treasury .......................  $   98      4.20%       $3,051      5.83%
Other investments ...................      55      5.89            23      6.74
                                        -----                   -----
    Total ...........................  $  153                  $3,074
                                        =====                   =====


LOAN PORTFOLIO
     Domestic and foreign loans at December 31 and average loans outstanding for the years ended December 31, were as follows:

                                   1994            1993            1992            1991            1990
                                   ----            ----            ----            ----            ----
                                                          (DOLLARS IN THOUSANDS)
Domestic:
  Commercial and financial .      $2,070,145      $1,889,143      $1,519,037      $1,411,994      $1,539,069
  Real estate ..............         100,549          94,073         105,156         128,376         173,530
  Consumer .................          41,323          46,315          64,841          75,366          94,680
  Lease financing ..........         341,640         254,525         251,761         211,350         199,392
                              --------------  --------------  --------------  --------------  --------------
    Total domestic .........       2,553,657       2,284,056       1,940,795       1,827,086       2,006,671
                              --------------  --------------  --------------  --------------  --------------

Foreign:
  Commercial and industrial          510,638         295,716          50,838          67,622          55,500
  Banks and other financial           52,597          25,940           8,838           7,495          38,141
institutions ...............
  Government and official              1,000           1,000           1,000           1,000           1,000
institutions ...............
  Lease financing ..........         110,055          70,976
  Other ....................           5,274           2,486           2,242           2,112           3,762
                              --------------  --------------  --------------  --------------  --------------
    Total foreign ..........         679,564         396,118          62,918          78,229          98,403
                              --------------  --------------  --------------  --------------  --------------
    Total loans ............      $3,233,221      $2,680,174      $2,003,713      $1,905,315      $2,105,074
                              ==============  ==============  ==============  ==============  ==============

Average loans outstanding ..      $3,401,358      $2,576,037      $2,070,345      $2,107,388      $2,621,429
                              ==============  ==============  ==============  ==============  ==============

    Selected loan maturities at December 31, 1994 were as follows:

                                                                                            AFTER ONE
                                                                             ONE YEAR       BUT WITHIN       AFTER
                                                                              OR LESS       FIVE YEARS    FIVE YEARS
                                                                             --------       ----------    ----------
                                                                                    (DOLLARS IN THOUSANDS)

    Commercial and financial ..........................................     $1,659,317       $261,137      $149,691
    Real estate .......................................................         51,059         38,798        10,692
    Foreign ...........................................................        554,709          9,006       115,849

    The following table shows the classification of the above loans due after one year according to sensitivity to changes in interest rates:

                                                                                   (DOLLARS IN THOUSANDS)
    Loans with predetermined interest rates ....................................          $235,114
    Loans with floating or adjustable interest rates ...........................           350,059
                                                                                          -------
        Total ..................................................................          $585,173
                                                                                          ========

     Loans are evaluated on an individual basis to determine the appropriateness of renewing each loan. State Street does not have a general rollover policy. Unearned revenue included in loans was $4,112,000 and $4,423,000 at December 31, 1994 and 1993, respectively.

NON-ACCRUAL LOANS
     It is State Street's policy to place loans on a non-accrual basis when they become 60 days past due as to either principal or interest, or when in the opinion of management, full collection of principal or interest is unlikely. When the loan is placed on non-accrual, the accrual of interest is discontinued and previously recorded but unpaid interest is reversed and charged against current earnings. Past due loans are loans on which principal or interest payments are over 90 days delinquent, but where interest continues to be accrued.


NON-ACCRUAL LOANS (CONTINUED)
     The following schedule discloses information concerning non-accrual and past due loans:

                                                                     DECEMBER 31
                                          -------------------------------------------------------------------
                                             1994          1993          1992          1991          1990
                                          -----------   -----------   -----------   -----------   -----------
                                                                 (DOLLARS IN THOUSANDS)
Non-accrual:
  Domestic .............................      $23,043       $26,804       $39,954       $39,620       $54,273
  Foreign ..............................                                      323         1,337         2,206
                                              -------       -------       -------       -------       -------
    Total non-accrual ..................      $23,043       $26,804       $40,277       $40,957       $56,479
                                              =======       =======       =======       =======       =======
Past due:
  Domestic .............................      $    41       $    86       $   288       $    44       $ 2,590
  Foreign ..............................                                       65           507            88
                                              -------       -------       -------       -------       -------
    Total past due .....................      $    41       $    86       $   353       $   551       $ 2,678
                                              =======       =======       =======       =======       =======

     The interest revenue for 1994 which would have been recorded related to these non-accrual loans is $2,245,000 for domestic loans. The interest revenue that was recorded on these non-accrual loans was $834,000, all of which relates to domestic loans.

     A loan totaling $2,703,000 was restructured in 1994, is performing in accordance with its new terms and is accruing at a market rate.

ALLOWANCE FOR LOAN LOSSES
     The changes in the allowance for loan losses for the years ended December 31, were as follows:

                                             1994          1993          1992          1991          1990
                                          -----------   -----------   -----------   -----------   -----------
                                                                 (DOLLARS IN THOUSANDS)
Balance at beginning of year:
  Domestic .............................      $50,968       $56,987       $64,323       $49,007       $48,958
  Foreign ..............................        3,348           944         1,565         1,968         1,347
                                              -------       -------       -------       -------       -------
    Total allowance for loan losses ....       54,316        57,931        65,888        50,975        50,305
                                              -------       -------       -------       -------       -------
Provision (credit) for loan losses:
  Domestic .............................        9,485        10,247        11,734        59,989        43,746
  Foreign ..............................        2,084         1,073           467            23         1,915
                                              -------       -------       -------       -------       -------
    Total provision for loan losses ....       11,569        11,320        12,201        60,012        45,661
                                              -------       -------       -------       -------       -------
Loan charge-offs:
  Commercial and financial .............       10,189        15,241         9,794        33,687        12,266
  Real estate construction .............                         20         4,753         6,315         6,680
  Real estate mortgage .................                      1,607         5,800         4,625         2,599
  Consumer .............................          288         1,416         1,811         2,273        25,197
  Foreign ..............................                        261         1,356           870         1,337
                                              -------       -------       -------       -------       -------
    Total loan charge-offs .............       10,477        18,545        23,514        47,770        48,079
                                              -------       -------       -------       -------       -------
Recoveries:
  Commercial and financial .............        1,818         1,178         1,414         1,494           256
  Real estate construction .............           90            73           259                           4
  Real estate mortgage .................          125           206           488            52
  Consumer .............................          415           561           927           681         2,785
  Foreign ..............................          328           187           268           444            43
                                              -------       -------       -------       -------       -------
    Total recoveries ...................        2,776         2,205         3,356         2,671         3,088
                                              -------       -------       -------       -------       -------
    Net loan charge-offs ...............        7,701        16,340        20,158        45,099        44,991
                                              -------       -------       -------       -------       -------
Allowance of foreign subsidiary purchased                     1,405
Balance at end of year:
  Domestic .............................       52,424        50,968        56,987        64,323        49,007
  Foreign ..............................        5,760         3,348           944         1,565         1,968
                                              -------       -------       -------       -------       -------
    Total allowance for loan losses ....      $58,184       $54,316       $57,931       $65,888       $50,975
                                              =======       =======       =======       =======       =======
Ratio of net charge-offs to average
loans outstanding ......................          .23%          .63%          .97%         2.14%         1.72%
                                              =======       =======       =======       =======       =======

     State Street establishes an allowance for loan losses to absorb probable credit losses. Management's review of the adequacy of the allowance for loan losses is ongoing throughout the year and is based, among other factors, on the evaluation of the level of risk in the portfolio, the volume of adversely classified loans, previous loss experience, current trends, and expected economic conditions and its effect on borrowers.

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

     The provision for loan losses is a charge to earnings for the current period which is required to maintain the total allowance at a level considered adequate in relation to the level of risk in the loan portfolio. The provision for loan losses was $11.6 million for 1994, which compares to $11.3 million in 1993.

     At December 31, 1994, the allowance for loan losses was $58.2 million, or 1.80% of loans. This compares to an allowance of $54.3 million or 2.03% of loans a year ago. This decline reflects improvement in measures of credit quality and improvement in the outlook for general economic conditions and its effect on borrowers. The decline in the allowance for loan losses as a percentage of loan volume is also attributable to the growth in loan exposures to financial asset services customers and securities brokers in conjunction with their trading and settlement activity. These loan exposures are generally short-term, usually overnight, and are structured to have relatively low credit exposure.

CREDIT QUALITY
     At December 31, 1994, loans comprised 15% of State Street's assets, compared to over 55% for other banking companies of comparable size. State Street's loan policies limit the size of individual loan exposures to reduce risk through diversification.

     In 1994, net charge-offs declined from $16.3 million to $7.7 million. Net charge-offs as a percentage of average loans were .23% compared to .63% for 1993.

     At December 31, 1994, total non-performing assets were $27.4 million, a $10.5 million decrease from year-end 1993. For 1994 and 1993, respectively, non-performing assets include $23.0 million and $26.8 million of non-accrual loans and $4.4 million and $11.1 million of other real estate owned. In 1994, loans placed on non-accrual status were more than offset by charge-offs, payments, and the return to accrual status of several loans. The decline in other real estate owned resulted from property sales.

     In 1994, measures of credit quality improved, as discussed above, as did the general economic outlook. The economy in the Northeast began to expand modestly after several years of decline. We expect these levels of credit quality to continue in in 1995. It is anticipated that charge-off's in 1995 will approximate the 1994 level and will be primarily in the commercial and financial category.

CROSS-BORDER OUTSTANDINGS
     Countries with which State Street has cross-border outstandings (primarily deposits and letters of credit to banks and other financial institutions) of at least 1% of its total assets at December 31, 1994, 1993 and 1992, were as follows:

                                            1994         1993         1992
                                         -----------  -----------  -----------
                                                (DOLLARS IN THOUSANDS)
Japan .................................   $1,708,021   $1,688,130   $1,630,148
United Kingdom ........................      543,055      613,515      524,352
France ................................      461,919      519,565      444,637
Australia .............................      648,697      498,671      174,652
Italy .................................      527,682      367,931      420,535
Germany ...............................      438,624      339,477      371,657
Canada ................................      265,322      289,152      220,217
Netherlands ...........................      101,797      224,622
Hong Kong .............................                   206,443
Switzerland ...........................                                175,052
                                         -----------  -----------  -----------
    Total outstandings ................   $4,695,117   $4,747,506   $3,961,250
                                         ===========  ===========  ===========

     Aggregate of cross-border outstandings in countries having between .75% and 1% of total assets at December 31, 1994 was $176,988,000 (Switzerland); December 31, 1993 was $171,688,000 (Belgium); and at December 31, 1992 was $139,333,000
(Austria). At December 31, 1994 there was $2,308,000 of cross-border risk with Mexico.

DEPOSITS
     The average balance and rates paid on interest-bearing deposits for the years ended December 31, were as follows:

                                  1994                   1993                   1992
                         ----------------------  ---------------------  ---------------------
                           AVERAGE     AVERAGE     AVERAGE    AVERAGE     AVERAGE    AVERAGE
                           BALANCE       RATE      BALANCE      RATE      BALANCE      RATE
                         ------------  --------  -----------  --------  -----------  --------
                                                (DOLLARS IN THOUSANDS)
Domestic:
  Noninterest-bearing
   deposits...........   $4,092,884              $3,589,812              $2,920,939
  Savings deposits....    1,873,656      2.93%    2,166,996     2.41%     2,153,699     3.16%
  Time deposits.......      118,855      3.52       157,481     2.88        162,464     3.86
                         ----------              ----------              ----------
    Total domestic....   $6,085,395              $5,914,289              $5,237,102
                         ==========              ==========              ==========
Foreign:
  Noninterest-bearing
   deposits..........    $   61,552              $   33,037              $   31,424
  Interest-bearing...     7,391,751     2.92%     4,953,696     2.95%     3,954,528     4.42%
                         ----------              ----------              ----------
    Total foreign....    $7,453,303              $4,986,733              $3,985,952
                         ==========              ==========              ==========

    Maturities  of  domestic  certificates  of  deposit of  $100,000  or more at
December 31, 1994, were as follows:
                                                         (DOLLARS IN THOUSANDS)
  3 months or less .....................................         $79,992
  3 to 6 months ........................................           4,651
  6 to 12 months .......................................           3,452
  Over 12 months .......................................           2,416
                                                                  ------
      Total ............................................         $90,511
                                                                 =======

     At December 31, 1994, substantially all foreign time deposit liabilities were in amounts of $100,000 or more. Included in noninterest-bearing deposits were foreign deposits of $44,816,000, $28,519,000 and $41,492,000 at December 31, 1994, 1993 and 1992.

SHORT-TERM BORROWINGS
     The following table reflects the amounts outstanding and weighted average interest rates of the primary components of short-term borrowings as of and for the years ended:

                                                                          FEDERAL            SECURITIES SOLD
                                                                           FUNDS            UNDER REPURCHASE
                                                                         PURCHASED             AGREEMENTS
                                                                         ---------          ----------------
                                                                              (DOLLARS IN THOUSANDS)
Balance as of December 31:
    1994 .........................................................      $  113,143             $4,798,261
    1993 .........................................................         269,083              2,972,928
    1992 .........................................................         623,670              2,751,416
Maximum outstanding at any month end:
    1994 .........................................................      $  745,443             $6,684,105
    1993 .........................................................       1,081,811              5,297,210
    1992 .........................................................       1,522,522              4,313,852
Average outstanding during the year:
    1994 .........................................................      $  410,784             $4,927,445
    1993 .........................................................         741,082              4,133,726
    1992 .........................................................         919,109              3,290,196
Weighted average interest rate at year end:
    1994 .........................................................             5.3%                   4.9%
    1993 .........................................................             2.7                    2.7
    1992 .........................................................             2.3                    2.8
Weighted average interest rate during the year:
    1994 .........................................................             3.9%                   4.1%
    1993 .........................................................             2.8                    2.9
    1992 .........................................................             3.4                    3.4

COMPETITION
     State Street operates in a highly competitive environment in all areas of its business on a world wide basis, including servicing financial assets, investment management and commercial lending. In addition to facing strong competition from other deposit taking institutions, State Street faces strong competition from investment management firms, private trustees, insurance companies, mutual funds, broker/dealers, investment banking firms, law firms, benefit consultants, and business service companies. As State Street expands globally, additional sources of competition are encountered.

EMPLOYEES
     At December 31, 1994, State Street had 11,127 employees, of whom 10,766 were full-time.

REGULATION AND SUPERVISION
     State Street is registered with the Board of Governors of the Federal Reserve System (the "Board") as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the "Act"). The Act, with certain exceptions, limits the activities that may be engaged in by State Street and its non-bank subsidiaries to those which are deemed by the Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making such determination, the Board must consider whether the performance of any such activity by a subsidiary of State Street can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The Board is authorized to differentiate between activities commenced de novo and those commenced by the acquisition in whole or in part of a going concern. The Board may order a bank holding company to terminate any activity or its ownership or control of a nonbank subsidiary if the Board finds that such activity or ownership or control constitutes a serious risk to the financial safety, soundness or stability of a subsidiary bank and is inconsistent with sound banking principles or statutory purposes. In the opinion of management, all of State Street's present subsidiaries are within the statutory standard or are otherwise permissible.

     The Act also requires a bank holding company to obtain prior approval of the Board before it may acquire substantially all the assets of any bank or ownership or control of more than 5% of the voting shares of any bank. Until September 29, 1995, the Act prohibits a bank holding company from acquiring shares of a bank located outside the state in which the operations of the holding company's banking subsidiaries are principally conducted unless such an acquisition is specifically authorized by statute of the other state. On September 29, 1994, President Clinton signed into law the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act"). The Interstate Act generally authorizes bank holding companies to acquire banks located in any state commencing on September 29, 1995. In addition, it generally authorizes national and state chartered banks to merge across state lines (and thereby create interstate branches) commencing June 1, 1997. Under the provisions of the Interstate Act, states are permitted to "opt out" of this latter interstate branching authority by taking action prior to the commencement date. States may also "opt in" early (i.e., prior to June 1, 1997) to the interstate merger provisions. Further, the Interstate Act provides that states may act affirmatively to permit de novo branching by banking institutions across state lines.

     The Board has established risk-based capital guidelines that require minimum ratios of capital to risk-weighted assets and certain off-balance sheet credit exposure. The Board also maintains a leverage ratio guideline that is a measure of capital to total average balance sheet assets. Information on State Street's capital appears in State Street's 1994 Annual Report to Stockholders on page 34 and is incorporated by reference.

     State Street and its non-bank subsidiaries are affiliates of State Street Bank under the federal banking laws, which impose certain restrictions on transfers of funds in the form of loans, extensions of credit, investments or asset purchases by State Street Bank to State Street and its non-bank subsidiaries. Transfers of this kind to State Street and its non-bank subsidiaries by State Street Bank are limited to 10% of State Street Bank's capital and surplus with respect to each affiliate and to 20% in the aggregate, and are also subject to certain collateral requirements. A bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or lease or sale of property or furnishing of services. Federal law also provides that certain transactions with affiliates must be on terms and under circumstances, including credit standards that are substantially the same, or at least as favorable to the institution as those prevailing at the time for comparable transactions involving other non-qualified companies or, in the absence of comparable transactions, on terms and under circumstances, including credit standards, that in good faith would be offered to, or would apply to, nonaffiliated companies. The Board has jurisdiction to regulate the terms of certain debt issues of bank holding companies.

     State Street, State Street Bank and their affiliates are also subject to restrictions with respect to issuing, floating and underwriting, or publicly selling or distributing, securities in the United States. State Street and its affiliates are able to underwrite and deal in specific categories of securities, including U.S. government and certain agency, state, and municipal securities.

     Board policy requires a bank holding company to act as a source of financial strength for its subsidiary banks and to commit resources to support such banks. Under this policy, State Street may be required to commit resources to its subsidiary banks in circumstances where it might not do so absent such policy. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority payment.

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

     State Street's banking subsidiaries are subject to supervision and examination by various regulatory authorities. State Street Bank is a member of the Federal Reserve System and the Federal Deposit Insurance Corporation (the "FDIC") and is subject to applicable federal and state banking laws and to supervision and examination by the Federal Reserve Bank of Boston, as well as by the Massachusetts Commissioner of Banks,the FDIC, and the regulatory authorities of those countries in which a branch of State Street Bank is located. Other subsidiary banks are subject to supervision and examination by the Office of the Comptroller of the Currency or by the appropriate state banking regulatory authorities of the states in which they are located. State Street's foreign banking subsidiaries are also subject to regulation by the regulatory authorities of the countries in which they are located. The capital of each of these banking subsidiaries is in excess of the minimum legal capital requirements as set by those authorities.

RECENT STATUTORY DEVELOPMENTS
     The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") broadened the enforcement powers of the federal banking agencies, including increased power to impose fines and penalties, over all financial institutions, including bank holding companies and commercial banks. As a result of FIRREA, State Street Bank and any or all of its subsidiaries can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989, in connection with (a) the default of State Street Bank or any other subsidiary bank or (b) any assistance provided by the FDIC to State Street Bank or any other subsidiary bank in danger of default.

    In 1990, Massachusetts adopted a law which permits Massachusetts banking institutions to acquire banking institutions located in other states based on a reciprocal basis. The Crime Control Act of 1990 further broadened the enforcement powers of the federal banking agencies in a significant number of areas.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") has as its primary objectives to recapitalize the Bank Insurance Fund and strengthen the regulation and supervision of financial institutions. During 1994, the federal banking agencies continued the process of promulgating regulations to implement the statute.

     The "Prompt Corrective Action" provisions of the FDICIA are for the stated purpose: "to resolve the problems of insured depository institutions at the least possible long-term loss to the deposit insurance fund." Each federal banking agency has implemented prompt corrective action regulations for the institutions that it regulates. The statute requires or permits the agencies to take certain supervisory actions when an insured depository institution falls within one of five specifically enumerated capital categories. It also restricts or prohibits certain activities and requires the submission of a capital restoration plan when an insured institution becomes undercapitalized. The implementing regulations establish the numerical limits for the capital categories and establish procedures for issuing and contesting prompt corrective action directives. The five tiers of capital measurement range from "well capitalized" to "critically undercapitalized". To be within the category "well capitalized", an insured depository institution must have a total risk- based capital ratio of 10.0 percent or greater, a Tier 1 risk-based capital ratio of
6.0 percent or greater, and a leverage ratio of 5.0 percent or greater, and the institution must not be subject to an order, written agreement, capital directive, or prompt corrective action directive to meet specific capital requirements. An insured institution is "adequately capitalized" if it has a total risk-based capital ratio of 8.0 percent or greater, a Tier 1 risk-based capital ratio of 4.0 percent or greater, and a leverage ratio of 4.0 percent or greater (or a leverage ratio of 3.0 percent or greater if the institution is rated composite 1 under the regulatory rating system). The final three capital categories are levels of undercapitalized, which trigger mandatory statutory provisions. While other factors in addition to capital ratios determine an institution's capital category, State Street Bank's capital ratios were within the "well-capitalized" category at December 31, 1994.

     The Federal Reserve Board adopted a final rule, as required by the FDICIA, prescribing standards that will limit the risks posed by an insured depository institution's exposure to any other depository institution. Banks are required to develop written policies and procedures to monitor credit exposure to other banks, and to limit to 50% and 25% of total capital exposure to "undercapitalized" banks in 1995 and 1996, respectively.

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

     Other FDICIA regulations adopted require independent audits, an independent audit committee of the bank's board of directors, stricter truth- in-savings provisions, and standards for real estate lending. The FDICIA amended deposit insurance coverage and the FDIC has implemented a rule specifying the treatment of accounts to be insured up to $100,000.

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

     FDICIA and related regulations may result in higher costs for the banking industry in terms of costs of compliance and recordkeeping.

     Legislation enacted as part of the Omnibus Budget Reconciliation Act of 1993 provides that deposits in U.S. offices and certain claims for administrative expenses and employee compensation against a U.S. insured depository institution which has failed will be afforded a priority over other general unsecured claims, including deposits in non-U.S. offices and claims under non-depository contracts in all offices, against such an institution in the "liquidation of other resolution" of such and institution by any receiver. Accordingly, such priority creditors (including FDIC, as the subrogee of insured depositors) of State Street Bank will be entitled to priority over unsecured creditors in the event of a "liquidation or other resolution" of such institution.

DIVIDENDS
     As a bank holding company, State Street is a legal entity separate and distinct from State Street Bank and its other non-bank subsidiaries. State Street's principal source of cash revenues is dividends from State Street Bank and its other non-bank subsidiaries. The right of State Street to participate as a stockholder in any distribution of assets of a subsidiary upon its liquidation or reorganization or otherwise is subject to the prior claims by creditors of the subsidiary, including obligations for federal funds purchased and securities sold under repurchase agreements, as well as deposit liabilities. Payment of dividends by State Street Bank is subject to provisions of the Massachusetts banking law which provides that dividends may be paid out of net profits provided (i) capital stock and surplus remain unimpaired, (ii) dividend and retirement fund requirements of any preferred stock have been met, (iii) surplus equals or exceeds capital stock, and (iv) there are deducted from net profits any losses and bad debts, as defined, in excess of reserves specifically established therefor. Under the Federal Reserve Act, the approval of the Board of Governors of the Federal Reserve System would be required if dividends declared by the Bank in any year would exceed the total of its net profits for that year combined with retained net profits for the preceding two years, less any required transfers to surplus. Under applicable federal and state law restrictions, at December 31, 1994 State Street Bank could have declared and paid dividends of $426,554,000 without regulatory approval. Future dividend payments of the Bank and non-bank subsidiaries cannot be determined at this time.

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

ITEM 2.  PROPERTIES

     State Street's headquarters are located in the State Street Bank Building, a 34-story building at 225 Franklin Street, Boston, Massachusetts, which was completed in 1965. State Street leases approximately 451,000 square feet (or approximately 49% of the space in this building) for a 30-year initial term with two successive extension options of 20 years each at rentals to be negotiated. State Street exercised the first of the two (2) options which will be effective on January 1, 1996 for a term of 20 years.

     State Street owns five buildings located in Quincy, Massachusetts, a suburb of Boston. Four of the buildings, containing a total of approximately 1,365,000 square feet, function as State Street Bank's operations facilities. State Street Bank occupies approximately 1,320,000 square feet and subleases the remaining space. The fifth building, with 186,000 square feet, is leased to Boston Financial Data Services, Inc., a 50% owned affiliate. Additionally, State Street owns a 98,000 square foot building in Westborough, Massachusetts for use as a second data center.

     The remaining offices and facilities of State Street and its subsidiaries are leased. As of December 31, 1994, the aggregate mortgage and lease payments, net of sublease revenue, payable within one year amounted to $29,066,000, plus assessments for real estate tax, cleaning and operating escalations.

     For additional information relating to premises, see Note E to the Notes to Financial Statements.

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

NAME                                                            AGE      POSITION
----                                                            ---      --------

Marshall N. Carter .......................................      55       Chairman and Chief Executive Officer
David A. Spina ...........................................      52       Vice Chairman
George J. Fesus ..........................................      52       Executive Vice President, Chief Financial Officer and
                                                                           Treasurer
A. Edward Allinson .......................................      60       Executive Vice President
Dale L. Carleton .........................................      50       Executive Vice President
Susan Comeau .............................................      53       Executive Vice President
James J. Darr ............................................      48       Executive Vice President
Howard H. Fairweather ....................................      56       Executive Vice President
Charles J. Kelly .........................................      50       Executive Vice President
Ronald E. Logue ..........................................      49       Executive Vice President
Nicholas A. Lopardo ......................................      48       Executive Vice President
Albert E. Petersen .......................................      49       Executive Vice President
William M. Reghitto ......................................      52       Executive Vice President
David J. Sexton ..........................................      55       Executive Vice President
Norton Q. Sloan ..........................................      58       Executive Vice President

     All executive officers are elected by the Board of Directors. There are no family relationships among any of the directors and executive officers of State Street. With the exception of Messrs. Carter, Allinson, Logue and Petersen, all of the executive officers have been officers of State Street for five years or more. Mr. Carter became President of State Street in July, 1991, Chief Executive Officer in January, 1992 and Chairman in January, 1993. Prior to joining State Street, he was with Chase Manhattan Bank for 15 years, including the last three as head of global securities services. Mr. Allinson became an officer of State Street in March, 1990. Prior to joining State Street, he was President of Mitchell Hutchins Asset Management, a subsidiary of PaineWebber Incorporated, responsible for six financial service subsidiaries. Mr. Petersen became an officer of State Street in August, 1991. Prior to joining State Street, he was an Executive Vice President at First Empire State Corporation, a bank holding company, responsible for operations and systems. Mr. Logue became an officer of State Street in 1991. Prior to joining State Street, he was Executive Vice President at Bank of New England Corporation where he was head of processing services. Mr. Sloan retired effective December 31, 1994 and Mr. Fesus resigned effective February 16, 1995, at which time Mr. Spina became Chief Financial Officer and Treasurer.

                                   PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     Information concerning the market prices of and dividends on State Street's common stock during the past two years appears on page 35 of State Street's 1994 Annual Report to Stockholders and is incorporated by reference. There were 6,028 stockholders of record at December 31, 1994. During 1994, State Street's common stock was traded on the NASDAQ National Market System, ticker symbol: STBK. In February 1995, State Street's common stock was listed for trading on the New York Stock Exchange, ticker symbol: STT.

ITEM 6.  SELECTED FINANCIAL DATA

     The information is set forth on page 21 of State Street's 1994 Annual Report to Stockholders and is incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The information required by this item appears in State Street's 1994 Annual Report to Stockholders on pages 3 and 4 and pages 22 through 37 and is incorporated by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL FINANCIAL DATA

     The Consolidated Financial Statements, Report of Independent Auditors and Supplemental Financial Data appearing on pages 38 through 59 of State Street's 1994 Annual Report to Stockholders and are incorporated by reference.

ITEM 9. CHANGES IN OR DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning State Street's directors appears on pages 1 through 6 of State Street's Proxy Statement for the 1995 Annual Meeting of Stockholders under the caption "Election of Directors" which Statement is to be filed with the Securities and Exchange Commission. Such information is incorporated by reference.

     Information concerning State Street's executive officers appears under the caption "Executive Officers of the Registrant" in Item 4.A. of this Report.

     Information concerning compliance with Section 16(a) of the Securities Exchange Act appears on page 8 of State Street's Proxy Statement for the 1995 Annual Meeting of Stockholders under the caption "Compliance with Section 16 (a) of the Securities Exchange Act." Such information is incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Information concerning compensation of the executives of State Street appears on pages 9 through 16 in State Street's Proxy Statement for the 1995 Annual Meeting of Stockholders under the caption "Executive Compensation". Such information is incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning security ownership of certain beneficial owners and management appears on pages 7 and 8 in State Street's Proxy Statement for the 1995 Annual Meeting of Stockholders under the caption "Beneficial Ownership of Shares". Such information is incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships and related transactions appears on page 8 in State Street's Proxy Statement for the 1995 Annual Meeting of Stockholders under the caption "Certain Transactions". Such information is incorporated by reference.

                                   PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) Financial Statements -- The following consolidated financial statements of State Street included in its Annual Report to Stockholders for the year ended December 31, 1994, are incorporated by reference in Item 8 hereof:

          Consolidated Statement of Income--Years ended December 31, 1994, 1993 and 1992
          Consolidated Statement of Condition--December 31, 1994 and 1993 Consolidated Statement of Cash Flows--Years ended December 31, 1994, 1993 and 1992
          Consolidated Statement of Changes in Stockholders' Equity--Years ended December 31, 1994, 1993 and 1992
          Notes to Financial Statements
          Report of Independent Auditors

    (2) Financial Statement Schedules--Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are not required under the related instructions, are inapplicable, or the information is contained herein and therefore have been omitted.

    (3)   Exhibits
          A list of the exhibits filed or incorporated by reference appears following page 17 of this Report, which information is incorporated by reference.

(b)       Reports on Form 8-K
          No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, on March 16, 1995, thereunto duly authorized.

                                           STATE STREET BOSTON CORPORATION

                                                      REX S. SCHUETTE
                                           By --------------------------------
                                                      REX S. SCHUETTE
                                              Senior Vice President and
                                                        Comptroller

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 16, 1995, by the following persons on behalf of the registrant and in the capacities indicated.

OFFICERS:

                 MARSHALL N. CARTER                                     DAVID A. SPINA
-----------------------------------------------------  -------------------------------------------------
  MARSHALL N. CARTER, Chairman and  Chief Executive      DAVID A. SPINA, Vice Chairman, Treasurer and
                       Officer                                      Chief Financial Officer

                                                                        REX S. SCHUETTE
                                                       -------------------------------------------------
                                                          REX S. SCHUETTE, Senior Vice President and
                                                                          Comptroller
DIRECTORS:

                 TENLEY E. ALBRIGHT                                     JOSEPH A. BAUTE
-----------------------------------------------------  -------------------------------------------------
                 TENLEY E. ALBRIGHT                                     JOSEPH A. BAUTE

                                                                         JAMES I. CASH
-----------------------------------------------------  -------------------------------------------------
                I. MACALLISTER BOOTH                                     JAMES I. CASH

                  TRUMAN S. CASNER                                    NADER F. DAREHSHORI
-----------------------------------------------------  -------------------------------------------------
                  TRUMAN S. CASNER                                    NADER F. DAREHSHORI

                   LOIS D. JULIBER                                      CHARLES F. KAYE
-----------------------------------------------------  -------------------------------------------------
                   LOIS D. JULIBER                                      CHARLES F. KAYE

                 CHARLES R. LAMANTIA                                   JOHN M. KUCHARSKI
-----------------------------------------------------  -------------------------------------------------
                 CHARLES R. LAMANTIA                                   JOHN M. KUCHARSKI

                  DENNIS J. PICARD                                      DAVID B. PERINI
-----------------------------------------------------  -------------------------------------------------
                  DENNIS J. PICARD                                      DAVID B. PERINI

                 BERNARD W. REZNICEK                                      ALFRED POE
-----------------------------------------------------  -------------------------------------------------
                 BERNARD W. REZNICEK                                      ALFRED POE

                                                                      ROBERT E. WEISSMAN
                                                       -------------------------------------------------
                                                                      ROBERT E. WEISSMAN

                                EXHIBIT INDEX
EXHIBIT 2. PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION
           OR SUCCESSION

     2.1 Acquisition agreement dated September 27, 1994 among Registrant, Kemper Financial Services, Inc. and DST Systems, Inc. pertaining to the acquisition of IFTC Holdings, Inc. (filed with the Securities and Exchange Commission as Exhibit 2 to Registrant's Quarterly Report on Form 10Q for the quarter ended September 30, 1994 and incorporated by reference).

EXHIBIT 3. ARTICLES OF INCORPORATION AND BY-LAWS

     3.1 Restated Articles of Organization as amended (filed with the Securities and Exchange Commission as Exhibit 3.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1988 and incorporated by reference)

     3.2 By-laws as amended (filed with the Securities and Exchange Commission as Exhibit 3.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated by reference)

     3.3 Certificate of Designation, Preferences and Rights (filed with the Securities and Exchange Commission as Exhibit 3.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated by reference)

EXHIBIT 4. INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS

     4.1 The description of the Company's Common Stock included in the Company's effective registration statement report on Form 10, as filed with the Securities and Exchange Commission on September 3, 1970 and amended on May 12, 1971 and incorporated by reference.

     4.2 Rights Agreement dated as of September 15, 1988 between State Street Boston Corporation and The First National Bank of Boston, Rights Agent (filed with the Securities and Exchange Commission as Exhibit 4 to Registrant's Current Report on Form 8-K dated September 30, 1988 and incorporated by reference)

     4.3 Amendment to Rights Agreement dated as of September 20, 1990 between State Street Boston Corporation and The First National Bank of Boston, Rights Agent (filed with the Securities and Exchange Commission as Exhibit 4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990 and incorporated by reference)

     4.4 Indenture dated as of May 1, 1983 between State Street Boston Corporation and Morgan Guaranty Trust Company of New York, Trustee, relating to the Company's 7 3/4% Convertible Subordinated Debentures due 2008 (filed with the Securities and Exchange Commission as Exhibit 4 to the Registrant's Registration Statement on Form S-3 filed on April 22, 1983, Commission File No. 2-83251 and incorporated by reference)

     4.5 Indenture dated as of August 2, 1994 between State Street Boston Corporation and The First National Bank of Boston, as trustee (filed with the Securities and Exchange Commission as Exhibit 4 to the Registrant's Current Report on Form 8-K dated October 8, 1994 and incorporated by reference)

EXHIBIT 10. MATERIAL CONTRACTS

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

     10.8 State Street Boston Corporation Supplemental Executive Retirement Plan, together with individual benefit agreements (filed with the Securities and Exchange Commission as Exhibit 10.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated by reference)

     10.9 Individual Pension Agreement with Marshall N. Carter (filed with the Securities and Exchange Commission as Exhibit 10.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated by reference)

     10.10 Individual Pension Agreement with A. Edward Allinson (filed with the Securities and Exchange Commission as Exhibit 10.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated by reference)

     10.11 Supplemental Retirement Agreement with Norton Q. Sloan (filed with the Securities and Exchange Commission as Exhibit 10.11 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated by reference)

     10.12 Individual Pension Agreement with Albert E. Petersen (filed with the Securities and Exchange Commission as Exhibit 10.11 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated by reference)

     10.13 Termination Benefits Arrangement with Marshall N. Carter (filed with the Securities and Exchange Commission as Exhibit 10.11 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated by reference)

     10.14 State Street Global Advisors Incentive Plan for 1993 (filed with the Securities and Exchange Commission as Exhibit 10.11 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated by reference)

     10.15 State Street Global Advisors Incentive Plan for 1994 (filed with the Securities and Exchange Commission as Exhibit 10.11 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated by reference)

     10.16 Senior Executives Annual Incentive Plan (filed with the Securities and Exchange Commission as Exhibit 10.11 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated by reference)

     10.17 1994 Stock Option and Performance Unit Plan (filed with the Securities and Exchange Commission as Exhibit 10.11 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated by reference)

     10.18 Compensation agreement with J.R. Towers dated September 30, 1994 (filed with the Securities and Exchange Commission as Exhibit 10 to Registrant's Annual Report on Form 10-Q for the year ended September 30, 1994 and incorporated by reference)

     10.19 1995 Annual Incentive Plan for Senior Executive Officers

     10.20 State Street Global Advisors Incentive Plan for 1995

     10.21 Supplemental  Defined  Benefit  Pension  Plan  for  Senior  Executive
           Officers

     10.22 Nonemployee Director Retirement Plan

EXHIBIT 11. STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

     11.1  State Street Boston Corporation Computation of Earnings Per Share

EXHIBIT 12. STATEMENT RE COMPUTATION OF RATIOS

     12.1  Statement of ratio of earnings to fixed charges.

EXHIBIT 13. PORTIONS OF ANNUAL REPORT TO STOCKHOLDERS

     13.1  Five Year Selected Financial Data.

     13.2 Management's Discussion and Analysis of Financial Condition and Results of Operations for the Three Years Ended December 31, 1994 (not covered by the Report of Independent Public Accountants).

     13.3  Letter to Stockholders.

     13.4 State Street Boston Corporation Consolidated Financial Statements and Schedules.

EXHIBIT 21. SUBSIDIARIES

     21.1  Subsidiaries of State Street Boston Corporation

EXHIBIT 23. CONSENTS OF EXPERTS AND COUNSEL

     23.1  Consent of Independent Auditors