Form 10-Q
period 1995-03-31
STATE STREET BOSTON CORP
filed 1995-05-15
CIK 93751

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   Form 10-Q



                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 31, 1995              Commission File Number 0-5108
                      --------------                                     ------



                         STATE STREET BOSTON CORPORATION
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Commonwealth of Massachusetts                            04-2456637
- -------------------------------------------------------------------------------
(State or other jurisdiction of incorporation)       (I.R.S. Employer
                                                     Identification Number)


225 Franklin Street, Boston, Massachusetts                  02110
- -------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)


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


                              YES  X           NO
                                 -----           -----

Number of shares of registrant's common stock outstanding on April 30, 1995 was 82,582,494.

                        STATE STREET BOSTON CORPORATION

                               Table of Contents

                                                                         Page
                                                                         ----
Part I. Financial Information
- ------------------------------
Part I.  Item 1.  Financial Statements
- --------------------------------------

   Consolidated Statement of Income                                        1

   Consolidated Statement of Condition                                     2

   Consolidated Statement of Cash Flows                                    3

   Consolidated Statement of Changes in Stockholders' Equity               4

   Notes to Consolidated Financial Statements                             10

   Independent Accountants' Review Report                                 11

Part I. Item 2.
- ---------------
   Management's Discussion and Analysis of Financial Condition           12-20
     and Results of Operations

Part II. Other Information
- --------------------------

Part II. Item 1.
- ----------------
   Legal Proceedings                                                      21

Part II. Item 2.
- ----------------
   Changes in Securities                                                  21

Part II. Item 3.
- ----------------
   Defaults Upon Senior Securities                                        21

Part II. Item 4.
- ----------------
   Submission of Matters to a Vote of Security Holders                    21

Part II. Item 5.
- ----------------
   Other Information                                                      22

Part II. Item 6.
- ----------------
   Exhibits and Reports on Form 8-K                                       22

Signatures                                                                23

Exhibits                                                                 24-25

Part I. Item 1. Financial Statements

                        STATE STREET BOSTON CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                          Three months ended March 31,
                 (Dollars in thousands, except per share data)
                                  (Unaudited)

                                                             1995         1994
                                                           --------     --------
INTEREST REVENUE
Deposits with banks                                        $ 63,940     $ 51,310
Investment securities:
  U.S. Treasury and Federal agencies                         73,156       33,378
  State and political subdivisions                           12,265        9,680
  Other investments                                          35,673       32,844
Loans                                                        57,107       37,617
Securities purchased under resale agreements,
  securities borrowed and Federal funds sold                 70,768       29,775
Trading account assets                                        5,845        4,533
                                                           --------     --------
    Total interest revenue                                  318,754      199,137

INTEREST EXPENSE
Deposits                                                    102,736       56,740
Other borrowings                                            113,427       46,469
Long-term debt                                                2,140        2,170
                                                           --------     --------
    Total interest expense                                  218,303      105,379
                                                           --------     --------
    Net interest revenue                                    100,451       93,758
Provision for loan losses                                     2,000        3,170
                                                           --------     --------
    Net interest revenue after
     provision for loan losses                               98,451       90,588

FEE REVENUE
Fiduciary compensation                                      186,161      188,234
Other                                                        75,574       70,801
                                                           --------     --------
    Total fee revenue                                       261,735      259,035
                                                           --------     --------

    REVENUE BEFORE OPERATING EXPENSES                       360,186      349,623

OPERATING EXPENSES
Salaries and employee benefits                              150,456      144,087
Occupancy, net                                               20,193       16,790
Equipment                                                    29,520       28,310
Other                                                        74,644       74,596
                                                           --------     --------
    Total operating expenses                                274,813      263,783
                                                           --------     --------
    Income before income taxes                               85,373       85,840
Income taxes                                                 31,037       31,643
                                                           --------     --------
    NET INCOME                                             $ 54,336     $ 54,197
                                                           ========     ========


EARNINGS PER SHARE
  Primary                                                     $ .66        $ .66
  Fully diluted                                                 .65          .65

AVERAGE SHARES OUTSTANDING (in thousands)
  Primary                                                    82,890       82,649
  Fully diluted                                              83,488       83,346

CASH DIVIDENDS DECLARED PER SHARE                             $ .16        $ .14

The accompanying notes are an integral part of these financial statements.

                        STATE STREET BOSTON CORPORATION
                      CONSOLIDATED STATEMENT OF CONDITION
                             (Dollars in thousands)
                                  (Unaudited)

                                                   MARCH 31,        DECEMBER 31,
                                                     1995               1994
                                                  -----------       -----------
ASSETS
Cash and due from banks                           $ 1,380,326       $ 1,097,563
Interest-bearing deposits with banks                5,065,544         4,847,069
Securities purchased under resale agreements
 and securities borrowed                            2,685,697         1,886,759
Federal funds sold                                    296,000           768,615
Trading account assets                                199,638           527,550
Investment securities:
  Held to maturity                                  5,038,085         5,187,270
  Available for sale                                3,229,007         3,482,309
                                                  -----------       -----------
    Total investment securities                     8,267,092         8,669,579

Loans                                               3,263,178         3,233,221
Allowance for loan losses                             (59,363)          (58,184)
                                                  -----------       -----------
    Net loans                                       3,203,815         3,175,037

Premises and equipment                                485,507           476,319
Customers' acceptance liability                        65,894            55,358
Accrued income receivable                             347,258           363,585
Other assets                                        1,545,324           679,509
                                                  -----------       -----------
    TOTAL ASSETS                                  $23,542,095       $22,546,943
                                                  ===========       ===========

LIABILITIES
Deposits:
 Noninterest-bearing                              $ 4,221,073       $ 4,781,917
 Interest-bearing:
  Domestic                                          1,897,956         1,895,209
  Foreign                                           8,048,054         7,920,932
                                                  -----------       -----------
    TOTAL DEPOSITS                                 14,167,083        14,598,058

Federal funds purchased                               120,374           113,143
Securities sold under repurchase agreements         5,264,614         4,798,261
Other short-term borrowings                           671,969           649,052
Notes payable                                          75,000
Acceptances outstanding                                66,172            55,621
Accrued taxes and other expenses                      456,730           418,840
Other liabilities                                   1,178,176           449,283
Long-term debt                                        127,335           127,549
                                                  -----------       -----------
    TOTAL LIABILITIES                              22,127,453        21,209,807

STOCKHOLDERS' EQUITY
Preferred stock, no par: authorized 3,500,000;
 issued none
Common stock, $1 par: authorized 112,000,000;
 issued 82,546,000 and 82,447,000                      82,546            82,447
Surplus                                                38,644            37,160
Retained Earnings                                   1,319,564         1,273,369
Net unrealized loss on available-for-sale
 securities                                           (26,112)          (55,840)
                                                  -----------       -----------
    TOTAL STOCKHOLDERS' EQUITY                      1,414,642         1,337,136
                                                  -----------       -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $23,542,095       $22,546,943
                                                  ===========       ===========

The accompanying notes are an integral part of these financial statements.

                     STATE STREET BOSTON CORPORATION
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                       Three Months ended March 31,
                          (Dollars in thousands)
                                (Unaudited)

                                                                                          1995            1994
                                                                                      ----------      -----------
    OPERATING ACTIVITIES
    Net income                                                                        $   54,336      $    54,197
    Noncash charges for depreciation, amortization, provision for
       loan losses and foreclosed properties and deferred income taxes                    49,524           53,806
                                                                                      ----------      -----------
         Net income adjusted for noncash charges                                         103,860          108,003

    Adjustments to reconcile to net cash (used) provided
     by operating activities:
       Securities (gains) losses, net                                                     (3,546)           1,328
       Net change in:
          Accrued income receivable                                                       16,327          (36,108)
          Accrued taxes and other expenses                                                (4,739)           4,179
          Trading account assets                                                         327,912         (548,239)
          Other, net                                                                    (134,913)        (252,515)
                                                                                      ----------      -----------
            NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES                             304,901         (723,352)
                                                                                      ----------      -----------

    INVESTING ACTIVITIES
    Payments for purchases of:
         Held to maturity securities                                                    (434,236)      (1,115,655)
         Available-for-sale securities                                                  (279,584)      (1,111,309)
         Lease financing assets                                                          (47,777)         (79,129)
         Premises and equipment                                                          (34,511)         (24,931)
    Proceeds from:
         Maturities of held to maturity securities                                       581,087          860,446
         Maturities of investment securities available for sale                          109,154          723,219
         Sales of investment securities available for sale                               480,464          149,022
         Principal collected from lease financing                                         12,862           15,443
    Net (payments for) proceeds from:
         Interest-bearing deposits with banks                                           (218,475)        (147,535)
         Federal funds sold, resale agreements and securities borrowed
          under resale agreements                                                       (326,323)        (161,799)
         Loans                                                                           (98,523)        (590 029)
                                                                                      ----------      ------------
            NET CASH USED BY INVESTING ACTIVITIES                                       (255,862)      (1,482,257)
                                                                                      ----------      -----------

    FINANCING ACTIVITIES
    Proceeds from issuance of:
         Notes payable                                                                    75,000          198,000
         Nonrecourse debt for lease financing                                            121,467           58,670
         Common stock                                                                      1,426            3,660
    Payments for:
         Maturity of notes payable
         Nonrecourse debt for lease financing                                            (16,295)         (15,406)
         Long-term debt                                                                     (208)            (190)
         Cash dividends                                                                  (13,207)         (10,660)
    Net proceeds from (payments for):
         Deposits                                                                       (430,975)       2,276,064
         Short-term borrowings                                                           496,516          550,481
                                                                                      ----------      -----------
            NET CASH PROVIDED BY FINANCING ACTIVITIES                                    233,724        3,060,619
                                                                                      ----------      -----------

            NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                           282,763          855,010
    Cash and due from banks at beginning of period                                     1,097,563        1,543,003
                                                                                      ----------      -----------
            CASH AND DUE FROM BANKS AT END OF PERIOD                                  $1,380,326      $ 2,398,013
                                                                                      ==========      ===========
    SUPPLEMENTAL DISCLOSURE
     Interest paid                                                                    $  214,111      $   100,341
     Income taxes paid                                                                     7,495           14,358

    The accompanying notes are an integral part of these financial statements.

                        STATE STREET BOSTON CORPORATION
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                          THREE MONTHS ENDED MARCH 31,
                             (Dollars in thousands)
                                  (Unaudited)
                                                                       NET UNREALIZED
                                                                          LOSS ON
                                         COMMON             RETAINED   AVAILABLE-FOR-
                                          STOCK   SURPLUS   EARNINGS   SALE SECURITIES     TOTAL
                                         -------  -------  ----------  ---------------   ----------
BALANCE AT DECEMBER 31, 1993             $81,846  $25,945  $1,093,365     $    -         $1,201,156

  Net Income                                                   54,197                        54,197
  Cash dividends declared                                     (10,660)                      (10,660)
  Issuance of common stock                   265    5,380                                     5,645
  Foreign currency translation                                  2,068                         2,068
  Net change in unrealized loss
     on available-for-sale securities                                        (9,847)         (9,847)
                                         -------  -------  ----------     ---------      ----------
BALANCE AT MARCH 31, 1994                $82,111  $31,325  $1,138,970     $  (9,847)     $1,242,559
                                         =======  =======  ==========     =========      ==========
BALANCE AT DECEMBER 31, 1994             $82,447  $37,160  $1,273,369     $ (55,840)     $1,337,136

  Net Income                                                   54,336                        54,336
  Cash dividends declared                                     (13,207)                      (13,207)
  Issuance of common stock                    99    1,484                                     1,583
  Foreign currency translation                                  5,066                         5,066
  Net Change in unrealized loss
     on available-for-sale securities                                        29,728          29,728
                                         -------  -------  ----------     ---------      ----------
BALANCE AT MARCH 31, 1995                $82,546  $38,644  $1,319,564     $ (26,112)     $1,414,642
                                         =======  =======  ==========     =========      ==========

   The accompanying notes are an integral part of these financial statements.

                        STATE STREET BOSTON CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE A - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of State Street Boston Corporation ("State Street") and its subsidiaries, including its principal subsidiary, State Street Bank and Trust Company ("State Street Bank"). All significant intercompany transactions have been eliminated upon consolidation. Certain previously reported amounts have been reclassified to conform to the current method of presentation. Investments in 50%-owned affiliates are accounted for by the equity method.

On January 31, 1995,  State Street  acquired  Investors  Fiduciary Trust Company
(IFTC) in a transaction accounted for as a pooling of interests. Accordingly, the financial information for prior periods has been restated to present the combined financial condition and results of operations of both companies as if the acquisition had taken place for all periods presented. See Note B - Acquisition of Investors Fiduciary Trust Company.

Statement of Financial Accounting Standards (SFAS) No. 114, " Accounting by Creditors for Impairment of a Loan" was adopted by State Street effective
January 1, 1995. SFAS No. 114 requires that the allowance for loan losses related to loans identified for evaluation under SFAS No. 114 be evaluated based on discounted cash flows using the loan's initial effective interest rate or the fair value of the underlying collateral for certain collateral dependent loans. Prior to January 1, 1995, the allowance for loan losses related to these loans was based on undiscounted cash flows or the fair value of the collateral for collateral dependent loans. The adoption of SFAS No. 114 did not have a material effect on the financial statements of State Street.

For the Consolidated Statement of Cash Flows, State Street has defined cash equivalents as those amounts included in the Statement of Condition caption, "Cash and due from banks." For the three months ended March 31, 1995 and 1994, long-term debt converted into common stock was $15,000 and $119,000, respectively.

In the opinion of management, all adjustments consisting of normal recurring accruals which are necessary for a fair presentation of the financial position of State Street and subsidiaries at March 31, 1995 and December 31, 1994, and its cash flows for the three months ended March 31, 1995 and 1994, and the consolidated results of its operations for the three months ended March 31, 1995 and 1994 have been made. These statements should be read in conjunction with the financial statements, notes and other information included in State Street's latest annual report on Form 10-K.

NOTE B - ACQUISITION OF INVESTORS FIDUCIARY TRUST COMPANY

On January 31, 1995, State Street acquired IFTC in a transaction accounted for as a pooling of interests. IFTC was acquired for 5,972,22 shares of State Street common stock.

                       STATE STREET BOSTON CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)



NOTE C - INVESTMENT SECURITIES

Investment securities consisted of the following at March 31, 1995:


                                                 Amortized                Unrealized                     Fair
(Dollars in thousands)                              Cost              Gains         Losses               Value
- ----------------------                          ----------          ----------    ----------          ------------
Held to Maturity
(at amortized cost)
   U.S. Treasury and
      Federal agencies                           $1,679,301           $3,690        $ 16,596          $1,666,395
   State and political
      subdivisions                                1,126,888            1,650          10,767           1,117,771
   Asset-backed securities                        2,193,145            1,970          45,400           2,149,715
   Other investments                                 38,751               73             175              38,649
                                                 ----------           ------        --------          ----------
    Total                                        $5,038,085           $7,383        $ 72,938          $4,972,530
                                                 ==========           ======        ========          ==========
Available for Sale
(at fair value)
   U.S. Treasuries and
     Federal Agencies                            $3,170,825           $1,803        $ 47,199          $3,125,429
   Other investments                                103,937            4,384           4,743             103,578
                                                 ----------           ------        --------          ----------
    Total                                        $3,274,762           $6,187        $ 51,942          $3,229,007
                                                 ==========           ======        ========          ==========


Investment securities consisted of the following at December 31, 1994:


                                                 Amortized                Unrealized                     Fair
(Dollars in thousands)                              Cost              Gains         Losses               Value
- ----------------------                          ----------          ----------    ----------          ------------
Held to Maturity
(at amortized cost)
   U.S. Treasury and
     Federal agencies                            $1,668,987           $  590        $ 35,836          $1,633,741
   State and political
      subdivisions                                1,130,197              317          19,210           1,111,304
   Asset-backed securities                        2,346,931            1,104          75,823           2,272,212
   Other investments                                 41,155               84             155              41,084
                                                 ----------           ------        --------          ----------
    Total                                        $5,187,270           $2,095        $131,024          $5,058,341
                                                 ==========           ======        ========          ==========
Available for Sale
(at fair value)
   U.S. Treasuries and Federal Agencies          $3,405,564           $  496        $ 91,790          $3,314,706
   Other investments                                155,393            4,780          12,711             167,609
                                                 ----------           ------        --------          ----------
    Total                                        $3,560,957           $5,276        $104,501          $3,482,309
                                                 ==========           ======        ========          ==========

During the three months ended March 31, 1995, gains of $3,737,000 and losses of $191,000 were realized on sales of available-for-sale securities of $47,296,000. During the three months ended March 31, 1994, gains of $1,683,000 and losses of $3,011,000 were realized on sales of available-for-sale securities of $149,022,000.

                        STATE STREET BOSTON CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


NOTE D - ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained at a level believed adequate by management to absorb estimated probable credit losses. Management's periodic evaluation of the adequacy of the allowance for loan losses is based on State Street's past loan loss experience, known and inherent risks in the portfolio, current economic conditions and adverse situations that may affect the borrowers ability to repay, timing of future payments, estimated value of any underlying collateral, and the performance of individual credits in relation to contract terms and other relevant factors. The provision for loan losses charged to earnings is based upon management's judgement of the amount necessary to maintain the allowance at a level adequate to absorb probable losses.

Changes in the allowance for loan losses were as follows:

                                                Three Months Ended
(Dollars in thousands)                               March 31,
                                               ------------------------
                                                 1995              1994
                                               -------           ------
Balance at beginning of period                 $58,184           $54,316
Provision for loan losses                        2,000             3,170
Loan charge-offs                                  (995)           (3,102)
Recoveries                                         174               603
                                               -------           -------
    Balance at end of period                   $59,363           $54,987
                                               =======           =======

NOTE E - INCOME TAXES

The provision for income taxes included in the Consolidated Statement of Income is comprised of the following:

                                                  Three Months Ended
(Dollars in thousands)                                 March 31,
                                               ------------------------
                                                 1995             1994
                                               -------           ------
Current                                        $12,149           $11,856
Deferred                                        18,888            19,787
                                               -------           -------
    Total provision                            $31,037           $31,643
                                               =======           =======

The provision for income taxes is less than the combined U.S. corporate tax rate of 35% for 1995 and 1994, and the applicable state tax rates in both periods primarily because of tax exempt revenue and tax credits.

NOTE F - FEE REVENUE - OTHER

The following items are included in the other category of fee revenue:

                                                 Three Months Ended
(Dollars in thousands)                               March 31,
                                                 ------------------
                                                 1995              1994
                                               -------           ------
Foreign exchange trading                       $36,462           $34,087
Processing service fees                         17,665            13,925
Service fees                                    12,437            11,416
Securities gains (losses), net                   3,546            (1,328)
Trading account profits (losses)                  (384)            1,535
Other                                            5,848            11,166
                                               -------           -------
    Total fee revenue - other                  $75,574           $70,801
                                               =======           =======

                        STATE STREET BOSTON CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


NOTE G - OPERATING EXPENSES - OTHER

The following items are included in the other category of operating expenses:

                                                 Three Months Ended
(Dollars in thousands)                                March 31,
                                               ------------------------
                                                 1995              1994
                                               -------           ------
Contract services                              $27,419           $25,714
Professional services                           12,873            11,743
Telecommunications                               6,094             5,991
Advertising and sales promotion                  6,073             6,196
Postage, forms and supplies                      5,978             5,740
FDIC and other insurance                         3,921             5,660
Operating and processing losses                  1,167                56
Other                                           11,119            13,496
                                                ------            ------
    Total operating
          expenses - other                     $74,644           $74,596
                                               =======           =======


NOTE H - OFF-BALANCE SHEET FINANCIAL INSTRUMENTS, INCLUDING DERIVATIVES

State Street uses various off-balance sheet financial instruments, including derivatives, to satisfy the financing and risk management needs of customers, to manage interest-rate and currency risk and to conduct trading activities. Derivative instruments include forwards, futures, swaps, options and other instruments with similar characteristics. These instruments generate fee, interest or trading revenue. Associated with these instruments are market and credit risks that could expose State Street to potential losses. State Street uses derivative financial instruments in trading and balance sheet management activities.

The  following  table   summarizes  the  contractual  or  notional   amounts  of
significant derivative financial instruments held or issued by State Street at:

                                                March 31,        December 31,
(Dollars in millions)                             1995               1994
                                                ---------        ------------
TRADING:
Interest rate contracts:
    Swap agreements........................     $   278           $   109
    Options and caps purchased.............          13                13
    Options and caps written...............          25                25
    Futures sold...........................          76               335
    Options on futures written.............         480               225
    Options on futures purchased...........         498
Foreign exchange contracts:
    Forward, swap and spot.................      55,416            43,126
    Options purchased......................          59                40
BALANCE SHEET MANAGEMENT:
    Interest rate contracts:
      Swap agreements......................         166               223
      Futures sold.........................         745               165
      Options and caps purchased...........          --                50
    Foreign exchange contracts.............          --                83

                        STATE STREET BOSTON CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE  H  -  OFF-BALANCE  SHEET  FINANCIAL  INSTRUMENTS,   INCLUDING  DERIVATIVES
    (CONTINUED)

FINANCIAL INSTRUMENTS HELD OR ISSUED FOR TRADING
The following table represents the fair value of financial instruments held or issued for trading purposes as of:
                                             March 31,       December 31,
(Dollars in millions)                          1995              1994
                                             --------        ------------
Foreign exchange contracts:
    Contracts in a receivable position         $1,095            $ 298
    Contracts in a payable position             1,034              288

The above amounts have been reduced by offsetting balances with the counterparty where a master netting agreement exists. Contracts in a receivable position are shown in Other Assets on the balance sheet and Contracts in a payable position are shown in Other Liabilities.

CREDIT-RELATED FINANCIAL INSTRUMENTS
Credit-related financial instruments include commitments to extend credit, standby letters of credit, letters of credit and indemnified securities lent. The maximum credit risk associated with credit-related financial instruments is measured by the contractual amounts of these instruments. The following is a summary of the contractual amount of State Street's credit-related, off-balance sheet financial instruments:
                                              March 31,      December 31,
(Dollars in millions)                           1995             1994
                                              --------       ------------

Loan Commitments                              $ 3,686          $ 2,536
Standby letters of credit                         960              926
Letters of credit                                 161              168
Indemnified securities lent                    27,423           22,300


NOTE I - COMMITMENTS AND CONTINGENT LIABILITIES

State Street provides custody, accounting and information services to mutual fund, master trust/master custody/global custody, corporate trust and defined contribution plan customers; and investment management services to institutions and individuals. Assets under custody and management, held by State Street in a fiduciary or custody capacity, are not included in the Consolidated Statement of Condition since items are not assets of State Street. Management conducts regular reviews of its responsibilities for these services and considers the results in preparing its financial statements. In the opinion of management, there are no contingent liabilities at March 31, 1995 that would have a material adverse effect on State Street's financial position or results of operations.

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

                   INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Stockholders and Board of Directors
State Street Boston Corporation

We have reviewed the accompanying consolidated statement of condition of State Street Boston Corporation as of March 31, 1995, and the related consolidated statements of income, cash flows and changes in stockholders' equity for the three-month periods ended March 31, 1995 and 1994. These financial statements are the responsibility of the Corporation's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of condition of State Street Boston Corporation as of December 31, 1994 and the related consolidated statements of income, cash flows and changes in stockholders' equity for the year then ended, prior to the restatement for pooling of interests and not presented herein, and in our report dated January 11, 1995, except for Note B, as to which the date is January 31, 1995, we expressed an unqualified opinion on those consolidated financial statements.

                                                      ERNST & YOUNG LLP


Boston, Massachusetts
April 14, 1995

                        STATE STREET BOSTON CORPORATION

PART I. ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS


In January 1995, State Street acquired Investors Fiduciary Trust Company (IFTC) in a transaction accounted for as a pooling of interests. All prior period information has been restated to reflect the acquisition.

SUMMARY

Earnings per fully diluted share were $.65, the same as the first quarter of 1994. One-time transaction costs of $.03 per share associated with the acquisition of IFTC were recorded in the first quarter. Excluding these costs, earnings per share increased 5%. Revenue grew 3%, and there was a concurrent reduction in the growth rate of expenses to 3%. The year-over-year results are being compared to a very strong quarter a year ago. Net income from the quarter was $54.3 million and return on stockholders' equity was 16.0%.

                           Condensed Income Statement
                            Taxable Equivalent Basis
                  (Dollars in million, except per share data)

                                                 Three Months Ended
                                                      March 31,
                                   ----------------------------------------
                                    1995        1994      Change         %
                                   -------      ------     ------       ---

Fee revenue                         $261.7      $259.0     $  2.7         1

Interest revenue                     326.7       205.5      121.2        59
Interest expense                     218.3       105.4      112.9       107
                                    ------      ------     ------
    Net interest revenue             108.4       100.1        8.3         8
Provision for loan losses              2.0         3.2       (1.2)      (38)
                                    ------      ------     ------
    Net interest revenue after
     provision for loan losses       106.4        96.9        9.5        10
                                    ------      ------     ------

    Total revenue                    368.1       355.9       12.2         3

Operating expenses                   274.8       263.8       11.0         4
                                    ------      ------     ------
    Income before taxes               93.3        92.1        1.2         1

Income taxes                          31.0        31.6       (0.6)       (2)
Taxable equivalent adjustment          8.0         6.3        1.7        27
                                    ------      ------     ------
    Net income                      $ 54.3      $ 54.2     $   .1        --
                                    ======      ======     ======

Earnings Per Share
    Primary                         $  .66      $  .66     $   --
    Fully diluted                      .65         .65         --

($ and % change based on dollars in thousands)

The first quarter's results reflected the expansion of existing customer relationships and new customers, partially offset by the effect of reductions in revenue and adverse conditions in a number of market and product segments. State Street is adding to and retaining its customer base, which is critical to the long-term success of its program of cross-selling and expanding relationships, adding value to existing products, rapidly introducing new products and services, and reducing unit costs.

                        STATE STREET BOSTON CORPORATION

Part I. Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)



Market conditions impacted short-term results. In the first quarter, an interest rate increase on February 1st and a flatter yield curve narrowed interest rate spreads, effecting both net interest revenue and securities lending revenue. The reduced rate of growth of both net new sales of mutual fund shares and the creation of fewer new funds contributed to lower growth in mutual fund assets. A slowdown in cross-border investing from the U.S. also lowered the revenue growth rate. A fall-off in the issuance of new domestic debt issues, particularly securitized residential mortgages, lowered revenue from corporate trust services. On the other hand, volatile currency markets contributed to foreign exchange revenue growth.

Investment spending continues to expand and improve infrastructure, support geographic and product expansion, and add capacity. As a result of reengineering, the benefits of some unit cost reductions are continuing to be realized.

Assets under custody were $1.9 trillion, up $159 billion, or 9%, from a year ago, which was restated to include IFTC. Assets under management were $180 billion, up $41 billion, or 30% from 1994.


TOTAL REVENUE

Total revenue in the quarter was $368.1 million, up $12.2 million from the first quarter of 1994. The growth in revenue reflected expansion of existing customer relationships and new business. Net interest revenue from deposits and other balance sheet funding provided by customers increased, as did revenue from securities lending and foreign exchange trading. Total revenue continues to grow despite reductions in fiduciary compensation and numerous adverse factors in the markets State Street serves.


FEE REVENUE

Fee revenue was $261.7 million, up $2.7 million from the first quarter of 1994. The largest component of fee revenue is fiduciary compensation, which is derived from accounting, custody, information services, recordkeeping, investment management and trustee services. Fiduciary compensation was $186.2 million, down $2.1 million due primarily to reductions in ongoing revenue. These revenue reductions resulted from certain customers internalizing functions, pricing adjustments to retain certain large customers who are using a broader array of services, and customers no longer at State Street because of consolidations, accounts which did not meet our profitability hurdles, and other reasons. If these revenue reductions had not occurred, fiduciary compensation would have increased 7%. As customers have increased their usage of a variety of State Street services, an increasing percentage of their revenue is recorded elsewhere on the income statement.

Revenue from mutual fund services, corporate trust, and investment management declined. This was partially offset by growth in securities lending revenue, additional business from servicing assets of new and existing customers outside the United States, and the continued growth of the large defined contribution plan servicing personal trust business.

                        STATE STREET BOSTON CORPORATION

Part I. Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)


Mutual fund servicing revenue benefited from 348 funds added since March of 1994 and from new customers. State Street now services 2,922 mutual funds, including 412 at IFTC.

The decline in corporate trust revenue reflected substantially fewer securitizations of residential mortgage-backed securities. The asset management business added significant new customer relationships and new funding from existing customers since a year ago, but the increased revenue from these relationships was offset by other factors. In the first quarter of 1994, there were unusually high one-time front-end fees in French mutual funds, which had the effect of lowering the growth rate of fiduciary compensation by 1% in 1995.

Foreign exchange revenue was $36.5 million, up $2.4 million, or 7%, from a previous record $34.1 million in the first quarter of last year. The 1995 revenue gain was due to increased market volatility across all currencies, additional investment managers using foreign exchange services, broadened relationships with existing customers, growth of currency risk management services, and trading in more currencies.

Securities gains were $3.5 million, compared with losses of $1.3 million in the same quarter a year ago. Processing service fees were $17.7 million, up $3.7 million, or 27%, due in part to growth in processing of unclaimed securities and an increase in the volume of mortgage loans serviced.


NET INTEREST REVENUE

Taxable equivalent net interest revenue was $108.4 million, up $8.3 million, or 8%, over the same quarter a year ago, primarily reflecting balance sheet growth to support customers' activities and the benefits of higher asset yields. These benefits were partially offset by a narrower spread between interest rates earned and paid due to rising rates.

Average interest-earning assets grew $2.5 billion, or 12%, to $22.2 billion, funded primarily by an increase in securities sold under repurchase agreements and foreign deposits. Securities sold under repurchase agreements were up $2.4 billion, or 52%, to $6.9 billion, reflecting additional short-term investments by customers. Foreign deposits increased by $1.4 billion, including a $.5 billion increase in transaction account balances. Noninterest-bearing deposits declined $1.0 billion to $4.2 billion due, in part, to lower balances from mutual funds and corporate trust, which had particularly high balances in the first quarter of 1994 due to a high level of bond redemptions. The spread between interest rates earned and paid declined from 1.43% to 1.14%, as short-term rates increased. The spread between the yield on our Treasury portfolio and the funding costs of repurchase agreements narrowed by 190 basis points. The net interest margin declined from 2.05% to 1.98%, reflecting narrower spreads and a larger portion of funding from interest-bearing sources of funds.

                        STATE STREET BOSTON CORPORATION

Part I. Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)


                                                                       Three Months Ended
                                                                            March 31,
                                                 ------------------------------------------------------------------
                                                           1995                                  1994
                                                 -------------------------------        ---------------------------
                                                 Average                                Average
(Dollars in millions)                            Balance                 Rate           Balance               Rate
                                                 -------                 -----          -------               -----
Interest earning assets                         $22,240                  5.96%          $19,781               4.21%
Interest bearing liabilities                     18,366                  4.82            15,398               2.78
Excess of rates earned
    over rates paid                                                      1.14%                                1.43%
                                                                         ====                                 ====

Net Interest Margin                                                      1.98%                                2.05%
                                                                         ====                                 ====

OPERATING EXPENSES

Operating expenses of $274.8 million were up $11.0 million, or 4%, from the first quarter of 1994. The one-time transaction costs of acquiring IFTC were $2.9 million. Salaries and employee benefits were $150.5 million, up $6.4 million, or 4%, due to an increase in staff. The expense of additional staff was partially offset by lower incentive compensation and benefit costs. Occupancy expense was $20.2 million, up $3.4 million, or 20%, due primarily to leasing an additional 320,000 square feet worldwide.

CREDIT QUALITY

At March 31, 1995, total loans were $3.3 billion. Excluding securities settlement advances and other loans to financial asset services customers and loans to securities brokers, loans were $2.5 billion, or 10% of total assets.

The provision for loan losses charged against income was $2.0 million, down from $3.2 million a year ago. During the quarter, the allowance for loan losses increased from $58.2 million to $59.4 million, and the allowance for loan losses as a percentage of ending loans increased to 1.82%.

Loan ratios                       1995                         1994
- -----------                       ----     -------------------------------------
                                   1Q       4Q        3Q         2Q        1Q
                                  -----    -----     -----      -----     -----
Allowance to ending loans         1.82%    1.80%     1.89%      1.72%     1.67%
Net charge-offs to average loans   .10      .26       .10        .25       .30
Non-performing loans to
    ending loans                   .72      .71       .74        .83       .70

During the first quarter, non-performing loans increased from $23.0 million to $23.3 million. Charge-offs declined substantially. In the first quarter, net charge-offs were $.8 million, down from $2.5 million in the first quarter of 1994.

TAXES

The effective tax rate in the first quarter was 36.4%, down slightly from 36.9% in the first quarter of 1994 and was higher than the expected 35% tax rate for full year 1995. This is due primarily to the one-time closing costs of the acquisition, most of which are not tax deductible. The 35% tax rate is comparable to the full-year tax rate for 1994.

                        STATE STREET BOSTON CORPORATION

Part I. Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)

LINES OF BUSINESS

State Street classifies its operations into three lines of business - Financial Asset Services, Investment Management and Commercial Lending.

Financial Asset Services primarily offers custody-related services for large pools of assets such as mutual funds and pension plans and corporate trusteeship. Fiduciary compensation revenue is derived from services related to State Street's $1.9 trillion of assets under custody and $209 billion of bonds under trusteeship. In addition to fiduciary compensation, certain financial asset services customers generate other types of fee revenue, particularly foreign exchange trading revenue and net interest revenue. Noninterest-bearing deposits from these customers comprise a significant amount of State Street's total noninterest-bearing deposits available for investment. These customers also invest substantial short term funds with State Street. Revenue from investing these deposits and funds is reported as interest revenue.

Investment Management is comprised of the business components that manage $180 billion of institutional and personal financial assets worldwide. Fee revenue is derived from a broad array of products that focus on quantitative equity management both passive and active money market funds.

Commercial Lending services are provided to commercial and financial customers. State Street activities are aimed at middle-market companies in the northeastern United States, as well as specialized industries on a nationwide basis.

Corporate includes the impact of long term debt; investment of corporate cash; tax credits from tax-advantaged financings, including writedowns of these investments in fee revenue; operating expenses; and other corporate items.

Line-of-business information is based on management accounting practices that conform to and support the strategic objectives and management structure of State Street and are not necessarily comparable with similar information for any other company. In the table below, Financial Asset Services information for 1994 has been restated to include the results of IFTC.

The following is a summary of line-of-business results for the three months ended March 31:

(Taxable equivalent basis,                     Financial             Investment            Commercial
dollars in millions)                        Asset Services           Management             Lending            Corporate
- ---------------------------               -----------------       ---------------       --------------       -------------
                                          1995         1994       1995       1994       1995      1994       1995     1994
                                          ----         ----       ----       ----       ----      ----       ----     ----

Fee revenue                             $214.7       $210.3      $38.5      $38.9      $ 8.4     $11.5      $  .2    $(1.7)
Net interest revenue                      74.4         76.1        2.0        2.1       32.5      23.6        (.5)    (1.7)
Provision for loan losses                   .1           .3                              1.9       2.9
                                        ------       ------      -----      -----      -----     -----      -----    -----

    Total revenue                        289.0        286.1       40.5       41.0       39.0      32.2        (.3)    (3.4)
Operating expenses                       226.7        212.2       24.3       24.5       18.4      18.8        5.4      8.3
                                        ------       ------      -----      -----      -----     -----      -----    -----
    Income before income  taxes           62.3         73.9       16.2       16.5       20.6      13.4       (5.7)   (11.7)
Income taxes                              25.7         32.6        7.8        7.3        8.8       5.8       (3.2)    (7.7)
                                        ------       ------      -----      -----      -----     -----      -----    -----
    Net income                          $ 36.6       $ 41.3      $ 8.4      $ 9.2      $11.8     $ 7.6      $(2.5)   $(4.0)
                                        ======       ======      =====      =====      =====     =====      =====    =====

Percentage contribution                    68%          76%        15%        17%        22%       14%        (5%)     (7%)
Average assets                         $22,562      $20,165        $15        $14     $2,516    $2,269

                        STATE STREET BOSTON CORPORATION

Part I. Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)

State Street's line-of-business activities have distinct revenue characteristics. Further understanding of line-of-business results can be ascertained from information on fee revenue, and net interest revenue, as discussed in earlier sections describing the operations of State Street. The significant revenue items applicable to the respective lines of business is provided below as well as significant expense information where applicable.

Financial Asset Services contributed 68% of first quarter's net income in 1995. Net income was $36.6 million, a decrease of $4.7 million or 11% from $41.3 million in 1994. Fiduciary compensation decreased $4.0 million. Foreign exchange, securities gains and trading account profits increased $5.3 million. Processing service fees increased $3.7 million, due in part to growth in processing of unclaimed securities and an increase in the volume of mortgage loans serviced. Operating expenses increased $14.5 million primarily due to increased salaries and employee benefits costs.

Investment Management contributed 15% of first quarter's net income in 1995. Net income was $8.4 million, a decrease of $.8 million or 9% from $9.2 million in 1994.

Commercial Lending contributed 22% of first quarter's net income in 1995. Net income was $11.8 million, an increase of $4.2 or 55% over $7.6 million in 1994. Net interest revenue increased $8.9 million due to higher loan volume and higher interest rates which increased the value of noninterest-bearing deposits. Fee revenue decreased $3.1, primarily due to $4.1 million leasing residual gain recorded in 1994 compared to $.3 in 1995.

Corporate items reduced net income by $2.5 million compared to $4.0 in 1994. An increase in fee revenue from tax-advantaged financings and a reduction in operating expenses offset the one-time $2.9 million transaction costs of acquiring IFTC.

ACCOUNTING CHANGES

Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan" was adopted by State Street effective
January 1, 1995. SFAS No. 114 requires that the allowance for loan losses related to loans identified for evaluation under SFAS No. 114 be evaluated based on discounted cash flows using the loan's initial effective interest rate or the fair value of the underlying collateral for certain collateral dependent loans. Prior to January 1, 1995, the allowance for loan losses related to these loans was based on undiscounted cash flows or the fair value of the collateral for collateral dependent loans. The adoption of SFAS No. 114 did not have a material effect on the financial statements of State Street.

                        STATE STREET BOSTON CORPORATION

Part I. Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)



CAPITAL AND LIQUIDITY

State Street has a strong capital position to support current operations and growth, and continues to generate capital internally at a high rate. In the first quarter, the internal capital generation rate was 12.1%.

At March 31, 1995, State Street's capital and leverage ratios exceeded the regulatory guidelines:

                                                                   Minimum
                                      State                        Regulatory
                                      Street                       Guidelines
                                      ------                       ----------
Risk-based capital ratios:

    Tier 1 capital                    13.4%                           4.0%
    Total capital                     13.9                            8.0

Leverage ratio                         5.6                            3.0

State Street expects to grow the balance sheet commensurate with growth in equity, maintaining capital ratios at State Street Bank which qualify for the "well-capitalized" designation (leverage ratio of 5%). The corporation's objective are to optimize the use of the balance sheet an to fully service customers, with emphasis on those services which State Street is well positioned to provide.

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

                        STATE STREET BOSTON CORPORATION

Part I. Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)

State Street maintains a large portfolio of liquid assets. At March 31, 1995, the portfolio included $5.1 billion of interest-bearing deposits with banks and $2.7 billion of securities purchased under resale agreements. Although not relied on for daily liquidity needs, the $3.2 billion available-for sale-portfolio of marketable securities provides a significant secondary source of liquidation.

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

FOREIGN EXCHANGE AND DERIVATIVE FINANCIAL INSTRUMENTS

State Street uses foreign exchange and a variety of financial derivative instruments to support customers' needs, to conduct trading activities, and to manage interest rate and currency risk. These activities either generate trading revenue or enhance the stability of net interest revenue. In addition, State Street provides services related to derivative instruments in its role as both a manager and servicer of financial assets.

As a part of trading activities, State Street also assumes market positions in both the foreign exchange and interest-rate markets using financial derivatives
- -  primarily   forward  foreign   exchange   contracts,   foreign  exchange  and
interest-rate options, and interest-rate swaps. State Street's positions are based on market expectations and customers' needs. As of March 30, 1995, the notional amount of these instruments was approximately $57 billion of which $55 billion was foreign exchange forward contracts.

Trading activities involving both foreign exchange and interest-rate derivatives are managed using earnings at risk measures and trading limits as established by risk-management policies. Interest-rate and foreign exchange derivatives that are used as part of the asset- and liability-management process are subjected to the same credit and interest-rate risk processes for financial instruments carried on the balance sheet.

As a manager of financial assets for others, State Street uses derivative financial instruments to hedge against market risk, adjust portfolio duration and enable efficient portfolio construction. These activities are undertaken in accordance with investment guidelines supplied by, or disclosed to, State Street's customers. As a servicer of financial assets, State Street acts as trustee, custodian and/or administrator for its customers' investment funds, certain of which may use derivative instruments in their investment strategies. These activities are part of the normal responsibilities of State Street as a service provider and are discharged in accordance with customer service contracts.

                        STATE STREET BOSTON CORPORATION

Part I. Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)

ACQUISITION

On January 31, State Street acquired Investors Fiduciary Trust Company, a servicer of mutual funds with $115 billion of assets under custody based in Kansas City, Missouri. IFTC was acquired and accounted for as a pooling of interests from DST Systems, Inc. and Kemper Financial Services, Inc. The acquisition strengthens State Street's market leadership, bringing additional customers and different systems alternatives to service the mutual funds market. State Street will bring its broad range of global products to these customers.

STOCK BUY BACK

In 1993, the Board of Directors authorized the repurchase of up to two million shares of State Street's common stock. Shares purchased under the authorization, if any, would be used for employee benefit plans. No purchases were made through March 31, 1995. We do not intend to buy back our stock at this time.

OUTLOOK

While revenue growth rates declined during 1994, the business plan for 1995 assumed a continuation of revenue growth more in line with long-term trends. This was based on management's assessment of future market conditions.

With the first quarter having revenue growth of 3% and earnings per share growth of 5%, we will need to increase the rate of growth of revenue in the next nine months to achieve double-digit earnings per share growth for 1995. We are taking actions aimed at accomplishing this. We expect to achieve revenue growth, in part, based upon additional revenue opportunities from our existing customers, more revenue from the acquisition of IFTC, and further penetration of the markets around the world, as well as our assumptions of increased activity in the U.S. mutual funds business, a resumption of growth in global investing from the U.S., and relative stability in short-term U.S. interest rates. At the same time, we will continue to hold expenses below the level of our original plan.

Our primary financial objective remains sustainable real growth in earnings per share. In support of that goal, we aim for superior long-term performance. For us that translates to an ROE of 18%. This is an annual goal, not a goal for each and every quarter. We also have a revenue goal, which is expressed in real terms, or adjusted for inflation. In the 80's, real revenue grew at an annual compound growth rate of 12.5% per year. We aim to repeat that record in the 90's.

Our target for 1995 remains double-digit earnings per share growth, which we expect to reach. This expectation is based on the assumptions mentioned above: specifically, more favorable market conditions and better performance over the next nine months.

We believe that the outlook remains bright, with increasing demand for our services. Our franchise as a market leader is well-positioned to retain and augment our customer base. While short-term factors have inhibited our revenue growth for the first quarter, we think that our strategy will produce value for our stockholders in the long-term.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On April 18, 1995, State Street Bank and Trust Company, wholly-owned by State Street Boston Corporation, was notified of a class action lawsuit filed in the United States District Court for the Northern District of Illinois seeking damages and an injunction. State Street Bank was sued in its capacity as Trustee of the United Airlines Corporation employee ownership plans in connection with the purchase of stock in UAL by the plans. The complaint alleges that State Street violated certain provisions of ERISA in acting as trustee of the plans. State Street has built its success in large part through its in depth expertise in the markets in which it specializes and its strict adherence to high professional standards. State Street believes the suit is without merit and intends to vigorously defend its actions in this matter. State Street believes this suit can be successfully defended or resolved without a material adverse effect on State Streets' financial position or results of operations.

Reference is also made to Note I to the Consolidated Financial Statements on Page 9.

Item 2.  Changes in Securities

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

Registrant's annual meeting of stockholders was held on April 19, 1995. At the Meeting the following nominees for Director were elected and the following proposal was approved:

    1. Election of Six Directors:

                                              Number of Shares
                                          For      Withhold Authority
                                      ----------   ------------------
    Joseph A. Baute                   69,973,424       159,038
    Lois D. Juliber                   69,973,656       158,806
    Charles R. LaMantia               69,961,656       170,806
    Alfred Poe                        69,900,112       232,349
    David A. Spina                    69,969,944       162,512
    Robert E. Weissman                69,944,955       187,507

The following directors continue in office:  Tenley E. Albright,  M.D., Marshall
N. Carter, Nader F. Darehshori, Charles F. Kaye, John M. Kucharski Bernard W. Reznicek, I. MacAllister Booth, James I. Cash, Jr., Truman S. Casner, David B. Perini and Dennis J. Picard.

2. Proposal to approve the Senior Executives Annual Incentive Plan and the performance goals under the Plan:

                                          Number of Shares
                                          ----------------
            For                              64,812,669
            Against                           4,639,968
            Abstain                             677,823

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a)Exhibit Index

Exhibit Number                                              Page of this Report
- --------------                                              -------------------
 11   Statements re computations of per share earnings              24
 15   Letter re: Unaudited interim financial information            25
 27   Financial data schedule                                       --

(b)Reports on Form 8-K

One Report on Form 8-K dated January 31, 1995, relating to the acquisition of IFTC Holdings, Inc. was electronically filed during the quarter.

                                    SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           STATE STREET BOSTON CORPORATION



   Date:  May 12, 1995               By:      /s/ David A. Spina
                                         -------------------------------------
                                                  David A. Spina
                                          Vice Chairman, Chief Financial
                                             Officer and Treasurer

   Date:  May 12, 1995                By:    /s/ Rex S. Schuette
                                          ------------------------------------
                                                 Rex S. Schuette
                                          Senior Vice President and Comptroller