Form 10-Q
period 1995-06-30
STATE STREET BOSTON CORP
filed 1995-08-14
CIK 93751

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   Form 10-Q



                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 30, 1995               Commission File Number 0-5108



                         STATE STREET BOSTON CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Commonwealth of Massachusetts                            04-2456637
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation)       (I.R.S. Employer
                                                     Identification Number)


225 Franklin Street, Boston, Massachusetts                  02110
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


                              YES  __X__           NO


Number of shares of registrant's common stock outstanding on July 31, 1995 was 82,658,731.

                        STATE STREET BOSTON CORPORATION

                               Table of Contents

                                                                          Page

Part I. Financial Information

Part I.  Item 1.  Financial Statements

     Consolidated Statements of Income                                     1-2

     Consolidated Statement of Condition                                   3

     Consolidated Statement of Cash Flows                                  4

     Consolidated Statement of Changes in Stockholders' Equity             5

     Notes to Consolidated Financial Statements                            6-10

     Independent Accountants' Review Report                                11

Part I. Item 2.

     Management's Discussion and Analysis of Financial Condition           12-20
     and Results of Operations

Part II. Other Information

Part II. Item 1.

     Legal Proceedings                                                     21

Part II. Item 2.

     Changes in Securities                                                 21

Part II. Item 3.

     Defaults Upon Senior Securities                                       21

Part II. Item 4.

     Submission of Matters to a Vote of Security Holders                   21

Part II. Item 5.

     Other Information                                                     21

Part II. Item 6.

     Exhibits and Reports on Form 8-K                                      21

Signatures                                                                 22

Exhibits                                                                   23-24

PART I.  ITEM 1.  FINANCIAL STATEMENTS

                        STATE STREET BOSTON CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME

                          Three months ended June 30,
                 (Dollars in Thousands, Except Per Share Data)
                                  (Unaudited)

                                                         1995           1994
                                                       -------        -------
INTEREST REVENUE
Deposits with banks                                   $ 71,930       $ 46,444
Investment securities:
  U.S. Treasury and Federal agencies                    69,331         36,598
  State and political subdivisions                      12,976         10,324
  Other investments                                     34,144         34,001
Loans                                                   59,270         46,019
Securities purchased under resale agreements,
 securities borrowed and Federal funds sold             78,154         29,864
Trading account assets                                   4,323          6,173
                                                       -------        -------
   Total interest revenue                              330,128        209,423

INTEREST EXPENSE
Deposits                                                99,982         62,757
Other borrowings                                       122,191         47,536
Long-term debt                                           2,136          2,158
                                                       -------        -------
   Total interest expense                              224,309        112,451
                                                       -------        -------
   Net interest revenue                                105,819         96,972
Provision for loan losses                                2,000          3,182
                                                       -------        -------
   Net interest revenue after
    provision for loan losses                          103,819         93,790

FEE REVENUE
Fiduciary compensation                                 199,360        184,066
Other                                                   77,364         65,600
                                                       -------        -------
   Total fee revenue                                   276,724        249,666
                                                       -------        -------

   REVENUE BEFORE OPERATING EXPENSES                   380,543        343,456

OPERATING EXPENSES
Salaries and employee benefits                         159,444        143,382
Occupancy, net                                          21,389         18,017
Equipment                                               31,295         28,045
Other                                                   77,086         71,326
                                                       -------        -------
   Total operating expenses                            289,214        260,770
                                                       -------        -------
   Income before income taxes                           91,329         82,686
Income taxes                                            28,668         28,807
                                                       -------        -------
   NET INCOME                                         $ 62,661       $ 53,879
                                                      ========       ========



EARNINGS PER SHARE
   Primary                                            $   .75        $   .65
   Fully diluted                                          .75            .65

AVERAGE SHARES OUTSTANDING (In Thousands)
   Primary                                              83,019         82,854
   Fully diluted                                        83,697         83,512


   The accompanying notes are an integral part of these financial statements.

                        STATE STREET BOSTON CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME

                           Six months ended June 30,
                 (Dollars in Thousands, Except Per Share Data)
                                  (Unaudited)
                                                            1995         1994
                                                           -------     -------
INTEREST REVENUE
Deposits with banks                                       $135,870    $ 97,754
Investment securities:
   U.S. Treasury and Federal agencies                      142,487      69,976
   State and political subdivisions                         25,241      20,004
   Other investments                                        69,817      66,845
Loans                                                      116,377      83,636
Securities purchased under resale agreements,
  securities borrowed and Federal funds sold               148,922      59,639
Trading account assets                                      10,168      10,706
                                                           -------     -------
   Total interest revenue                                  648,882     408,560

INTEREST EXPENSE
Deposits                                                   202,718     119,497
Other borrowings                                           235,618      94,005
Long-term debt                                               4,276       4,328
                                                           -------     -------
   Total interest expense                                  442,612     217,830
                                                           -------     -------
   Net interest revenue                                    206,270     190,730
Provision for loan losses                                    4,000       6,352
                                                           -------     -------
   Net interest revenue after
     provision for loan losses                             202,270      184,378

FEE REVENUE
Fiduciary compensation                                     385,521      372,300
Other                                                      152,938      136,401
                                                           -------     -------
   Total fee revenue                                       538,459      508,701
                                                           -------     -------
   REVENUE BEFORE OPERATING EXPENSES                       740,729      693,079

OPERATING EXPENSES
Salaries and employee benefits                             309,900      287,469
Occupancy, net                                              41,582      34,807
Equipment                                                   60,815      56,355
Other                                                      151,730     145,922
                                                           -------     -------
   Total operating expenses                                564,027     524,553
                                                           -------     -------
   Income before income taxes                              176,702     168,526
Income taxes                                                59,705      60,450
                                                           -------     -------
   NET INCOME                                             $116,997    $108,076
                                                          ========    ========
EARNINGS PER SHARE
   Primary                                                $   1.41    $   1.31
   Fully diluted                                              1.40        1.30

AVERAGE SHARES OUTSTANDING (In Thousands)
   Primary                                                  82,958      82,745
   Fully diluted                                            83,656      83,433

   The accompanying notes are an integral part of these financial statements.

                        STATE STREET BOSTON CORPORATION
                      Consolidated Statement of Condition

                             (Dollars in Thousands)
                                  (Unaudited)

                                               June 30,         December 31,
                                                 1995             1994
                                               -------          --------
ASSETS
Cash and due from banks                      $ 1,006,947      $ 1,097,563
Interest-bearing deposits with banks           5,899,473        4,847,069
Securities purchased under resale agreements
 and securities borrowed                       4,759,779        1,886,759
Federal funds sold                               938,000          768,615
Trading account assets                           278,543          527,550
Investment securities:
  Held to maturity                             4,896,699        5,187,270
  Available for sale                           2,556,598        3,482,309
                                              ----------       ----------
    Total investment securities                7,453,297        8,669,579

Loans                                          3,537,259        3,233,221
Allowance for loan losses                        (60,245)         (58,184)
                                              ----------        ---------
    Net loans                                  3,477,014        3,175,037

Premises and equipment                           487,810          476,319
Customers' acceptance liability                   67,173           55,358
Accrued income receivable                        366,199          363,585
Other assets                                     836,042          679,509
                                              ----------        ---------
    TOTAL ASSETS                             $25,570,277      $22,546,943
                                             ===========      ===========

LIABILITIES
Deposits:
 Noninterest-bearing                         $ 6,089,166      $ 4,781,917
 Interest-bearing:
  Domestic                                     1,909,074        1,895,209
  Foreign                                      7,641,053        7,920,932
                                              ----------        ---------
    Total deposits                            15,639,293       14,598,058

Federal funds purchased                          317,937          113,143
Securities sold under repurchase agreements    5,641,433        4,798,261
Other short-term borrowings                      758,950          649,052
Notes payable                                    437,489
Acceptances outstanding                           67,444           55,621
Accrued taxes and other expenses                 496,374          418,840
Other liabilities                                592,739          449,283
Long-term debt                                   127,086          127,549
                                              ----------        ---------
    TOTAL LIABILITIES                         24,078,745       21,209,807

STOCKHOLDERS' EQUITY
Preferred stock, no par: authorized
 3,500,000; issued none
Common stock, $1 par: authorized 112,000,000;
 issued 82,625,000 and 82,447,000                 82,625           82,447
Surplus                                           40,144           37,160
Retained earnings                              1,368,180        1,273,369
Net unrealized gain (loss) on
 available-for-sale securities                       583          (55,840)
                                              ----------        ---------
    TOTAL STOCKHOLDERS' EQUITY                 1,491,532        1,337,136
                                              ----------        ---------
    TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                     $25,570,277      $22,546,943
                                             ===========      ===========

   The accompanying notes are an integral part of these financial statements

                           STREET BOSTON CORPORATION
                      Consolidated Statement of Cash Flows
                           Six Months ended June 30,
                             (Dollars in thousands)
                                  (Unaudited)
                                                           1995         1994
                                                        --------     --------
OPERATING ACTIVITIES
Net income                                            $  116,997     $  108,076
Noncash charges for depreciation, amortization,
 provision for loan losses and foreclosed properties,
 and deferred income taxes                                84,345         94,909
                                                      ----------     ----------
  Net income adjusted for noncash charges                201,342        202,985

Adjustments to reconcile to net cash provided (used)
by operating activities:
 Securities (gains) losses, net                           (5,572)           235
 Net change in:
  Trading account assets                                 249,007       (506,979)
  Accrued taxes and other expenses                        11,642         18,565
  Accrued income receivable                               (2,614)       (73,533)
  Other, net                                             (10,378)       (37,505)
                                                      ----------     ----------
   NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES      443,427       (396,232)
                                                      ----------     ----------
INVESTING ACTIVITIES
Payments for purchases of:
     Held-to-maturity securities                      (1,133,526)    (1,963,326)
     Available-for-sale securities                      (701,426)    (1,866,570)
     Lease financing assets                             (276,711)      (149,653)
     Premises and equipment                              (62,255)       (64,433)
Proceeds from:
     Maturities of held-to-maturity securities         1,418,296      1,851,068
     Sales of available-for-sale securities            1,652,583      1,413,820
     Maturities of available-for-sale securities          79,720        160,010
     Principal collected from lease financing             39,176         26,945
Net (payments for) proceeds from:
     Interest-bearing deposits with banks             (1,052,404)       567,189
     Federal funds sold, resale agreements and
      securities borrowed                             (3,042,405)    (1,374,178)
     Loans                                              (252,732)      (548,090)
                                                      ----------     ----------
        NET CASH USED BY INVESTING ACTIVITIES         (3,331,684)    (1,947,218)
                                                      ----------     ----------
FINANCING ACTIVITIES
Proceeds from issuance of:
     Notes payable                                       939,989
     Nonrecourse debt for lease financing                216,143        110,147
     Common stock                                          2,613          5,593
Payments for:
     Maturities of notes payable                        (502,500)
     Nonrecourse debt for lease financing                (30,036)       (26,080)
     Long-term debt                                         (422)          (384)
     Cash dividends                                      (27,253)       (22,125)
Net proceeds from (payments for):
     Deposits                                          1,041,235      1,675,339
     Short-term borrowings                             1,157,872        613,284
                                                      ----------     ----------
        NET CASH PROVIDED BY FINANCING ACTIVITIES      2,797,641      2,355,774
                                                      ----------     ----------
        NET INCREASE (DECREASE)                          (90,616)        12,324
Cash and due from banks at beginning of period         1,097,563      1,469,395
                                                      ----------     ----------
        CASH AND DUE FROM BANKS AT END OF PERIOD      $1,006,947     $1,481,719
                                                      ==========     ==========
SUPPLEMENTAL DISCLOSURE
     Interest paid                                    $  427,077     $  218,099
     Income taxes paid                                    36,008         30,695

   The accompanying notes are an integral part of these financial statements.

                        STATE STREET BOSTON CORPORATION
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                           SIX MONTHS ENDED JUNE 30,
                             (Dollars in thousands)
                                  (Unaudited)


                                                                                 NET UNREALIZED
                                                                                 GAIN (LOSS) ON
                                             COMMON                  RETAINED     AVAILABLE-FOR-
                                             STOCK       SURPLUS     EARNINGS    SALE SECURITIES      TOTAL
                                             ------      -------     --------    ---------------      -----

BALANCE AT DECEMBER 31, 1993                 $81,846     $25,945     $1,093,365     $   -            $1,201,156
  Net Income                                                            108,076                         108,076
  Cash dividends declared                                               (22,125)                        (22,125)
  Issuance of common stock                       557      10,095                                         10,652
  Foreign currency translation                                            4,949                           4,949
  Net change in unrealized gain (loss)
    on available-for-sale securities                                                  (22,677)          (22,677)
                                            -------      -------    -----------     ---------        -----------
  BALANCE AT JUNE 30, 1994                  $82,403      $36,040     $1,184,265     $ (22,677)       $1,280,031
                                            =======      =======    ===========     =========        ===========

  BALANCE AT DECEMBER 31, 1994              $82,447      $37,160     $1,273,369     $ (55,840)       $1,337,136

  Net Income                                                            116,997                         116,997
  Cash dividends declared                                               (27,253)                        (27,253)
  Issuance of common stock                      178        2,984                                          3,162
  Foreign currency translation                                            5,067                           5,067
  Net change in unrealized gain (loss)
   on available-for-sale securities                                                    56,423            56,423
                                            -------      -------    -----------     ---------        -----------
  BALANCE AT JUNE 30, 1995                  $82,625      $40,144     $1,368,180     $     583        $1,491,532
                                            =======      =======     ==========     =========        ==========

                        STATE STREET BOSTON CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE A - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of State Street Boston Corporation ("State Street") and its subsidiaries, including its principal subsidiary, State Street Bank and Trust Company. All significant intercompany transactions have been eliminated upon consolidation. Certain previously reported amounts have been reclassified to conform to the current method of presentation. Investments in 50%-owned affiliates are accounted for by the equity method.

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

For the Consolidated Statement of Cash Flows, State Street has defined cash equivalents as those amounts included in the Statement of Condition caption, "Cash and due from banks." For the six months ended June 30, 1995 and 1994, long-term debt converted into common stock was $60,000 and $632,000, respectively.

In the opinion of management, all adjustments consisting of normal recurring accruals which are necessary for a fair presentation of the financial position of State Street and subsidiaries at June 30, 1995 and December 31, 1994, and its cash flows for the six months ended June 30, 1995 and 1994, and the consolidated results of its operations for the three months and six months ended June 30, 1995 and 1994 have been made. These statements should be read in conjunction with the financial statements, notes and other information included in State Street's latest annual report on Form 10-K, and the restated financial statements, notes and other information included in State Street's Form 8-K filed May 19, 1995.

NOTE B - ACQUISITION OF INVESTORS FIDUCIARY TRUST COMPANY

On January 31, 1995, State Street acquired IFTC in a transaction accounted for as a pooling of interests. IFTC was acquired for 5,972,222 shares of State Street common stock.

NOTE C - INVESTMENT SECURITIES

Investment securities consisted of the following at June 30, 1995:

                                             Amortized             Unrealized                        Fair
(Dollars in thousands)                          Cost         Gains               Losses              Value
                                            ----------       -----               ------              -----
Held to Maturity
   U.S. Treasury and
      Federal agencies                      $1,686,001       $ 6,869            $ 5,870           $1,687,000
   State and political
      subdivisions                           1,131,789         3,778              6,066            1,129,501
Asset-backed securities                      2,035,464         4,103             22,286            2,017,281
Other investments                               43,445            92                 17               43,520
                                            ----------       -------            -------           ----------
  Total                                     $4,896,699       $14,842            $34,239           $4,877,302
                                            ==========       =======            =======           ==========
Available for Sale
   U.S. Treasury and
    Federal agencies                        $2,460,477       $11,766            $18,495           $2,453,748
Other investments                               95,421         9,722              2,293              102,850
                                            ----------       -------            -------           ----------
      Total                                 $2,555,898       $21,488            $20,788           $2,556,598
                                            ==========       =======            =======           ==========

Investment securities consisted of the following at December 31, 1994:

                                             Amortized             Unrealized                        Fair
(Dollars in thousands)                          Cost         Gains               Losses              Value
                                            ----------       -----               ------              -----
Held to Maturity
   U.S. Treasury and
      Federal agencies                      $1,668,987       $  590            $ 35,836           $1,633,741
   State and political
      subdivisions                           1,130,197          317              19,210            1,111,304
Asset-backed securities                      2,346,931        1,104              75,823            2,272,212
Other investments                               41,155           84                 155               41,084
                                            ----------       -------            -------           ----------
  Total                                     $5,187,270       $2,095            $131,024           $5,058,341
                                            ==========       =======            =======           ==========
Available for Sale
   U.S. Treasury and                        $3,410,711       $  496            $ 91,790           $3,319,417
     Federal agencies
Other investments                              170,823        4,780              12,711              162,892
                                            ----------       -------            -------           ----------
      Total                                 $3,581,534       $5,276            $104,501           $3,482,309
                                            ==========       =======            =======           ==========

Held-to-maturity securities are reported at amortized cost and available-for-sale securities are reported at fair value on the statement of condition.

During the six months ended June 30, 1995, gains of $6,879,000 and losses of $1,307,000 were realized on sales of available-for-sale securities of $1,652,583,000. During the six months ended June 30, 1994, gains of $3,042,000 and losses of $3,277,000 were realized on sales of available-for-sale securities of $1,413,820,000.

NOTE D - ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained at a level believed adequate by management to absorb estimated probable credit losses. Management's periodic evaluation of the adequacy of the allowance for loan losses is based on State Street's past loan loss experience, known and inherent risks in the portfolio, current economic conditions and adverse situations that may affect the borrowers ability to repay, timing of future payments, estimated value of any underlying collateral, and the performance of individiual credits in relation to contract terms and other relevant factors. The provision for loan losses charged to earnings is based upon managements judgement of the amount necessary to maintain the allowance at a level adequate to absorb probable losses.

Changes in the allowance for loan losses were as follows:

                                                  Three Months Ended                  Six Months Ended
(Dollars in thousands)                                 June 30,                           June 30,
                                                  -------------------                 -----------------
                                                 1995              1994               1995           1994
                                                 ----              ----               ----           ----
Balance at beginning of period                 $59,363           $54,987            $58,184        $54,316
Provision for loan losses                        2,000             3,182              4,000          6,352
Loan charge-offs                                (2,822)           (2,782)            (3,817)        (5,884)
Recoveries                                       1,704               560              1,878          1,163
                                               -------           -------            -------        -------
    Balance at end of period                   $60,245           $55,947            $60,245        $55,947
                                               =======           =======            =======        =======

NOTE E - INCOME TAXES

The provision for income taxes included in the Consolidated Statement of Income is comprised of the following:


                                                  Three Months Ended                  Six Months Ended
(Dollars in thousands)                                 June 30,                           June 30,
                                                  -------------------                 -----------------
                                                 1995              1994               1995           1994
                                                 ----              ----               ----           ----
Current                                        $25,166           $19,642            $37,315        $31,470
Deferred                                         3,502             9,165             22,390         28,980
                                               -------           -------            -------        -------
    Total provision                            $28,668           $28,807            $59,705        $60,450
                                               =======           =======            =======        =======

The provision for income taxes is less than the combined U.S. Corporate tax rate of 35% for 1995 and the applicable state tax rates for both the three and six month periods ended June 30, 1995 because of tax exempt income, tax credits, and a settlement of prior year state taxes received in the second quarter. Tax exempt income and applicable tax credits reduced the provision for income taxes below the combined U.S. federal and state statutory rates for the three and six month periods ended June 30, 1994.

NOTE F - FEE REVENUE - OTHER

The following items are included in the other category of fee revenue:

                                                 Three Months Ended                    Six Months Ended
(Dollars in thousands)                                June 30,                             June 30,
                                               ------------------------             ------------------------
                                                 1995              1994               1995              1994
                                                 ----              ----               ----              ----
Foreign exchange trading                       $36,754           $29,079            $73,216           $63,166
Processing service fees                         14,968            15,844             32,634            29,768
Service fees                                    14,409            11,962             26,845            23,380
Securities gains (losses), net                   1,955               732              5,572              (235)
Trading account profits (losses)                   632              (687)               177               487
Other                                            8,646             8,670             14,494            19,835
                                               -------           -------           --------           -------
    Total fee revenue - other                  $77,364           $65,600           $152,938          $136,401
                                               =======           =======           ========          ========

                        STATE STREET BOSTON CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE G - OPERATING EXPENSES - OTHER

The following items are included in the other category of operating expenses:

                                                 Three Months Ended                    Six Months Ended
(Dollars in thousands)                                June 30,                             June 30,
                                               ------------------------             ------------------------
                                                 1995              1994               1995              1994
                                                 ----              ----               ----              ----
Contract services                              $29,048           $25,928           $56,467           $51,642
Professional services                           12,652            10,881            25,525            22,624
Telecommunications                               6,584             6,440            12,657            12,635
Postage, forms and supplies                      6,134             5,417            12,112            11,157
Advertising and sales promotion                  6,037             5,756            12,131            11,746
FDIC and other insurance                         4,416             5,088             8,337            10,748
Operating and processing losses                  2,146                17             3,313                72
Other                                           10,069            11,799            21,188            25,298
                                                ------            ------            ------            ------
    Total operating expenses - other           $77,086           $71,326          $151,730          $145,922
                                               =======           =======          ========          ========

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

The following table summarizes the contractual or notional amounts of significant derivative financial instruments held or issued by State Street at:

                                            June 30,           December 31,
(Dollars in millions)                         1995                1994
                                            --------           ------------
TRADING:
Interest rate contracts:
    Swap agreements ....................    $   222             $   109
    Options and caps purchased .........         55                  13
    Options and caps written ...........         57                  25
    Futures sold .......................        784                 335
    Options on futures written .........        500                 225
    Options on futures purchased .......        450                  -
Foreign exchange contracts:
    Forward, swap and spot .............     49,806              43,126
    Options purchased                           244                  40
    Options written ....................        136                  -
BALANCE SHEET MANAGEMENT:
    Interest rate contracts:
      Swap agreements ..................        211                 223
      Futures sold .....................         -                  165
      Options and caps purchased .......         50                  50
    Foreign exchange contracts .........         -                   83

FINANCIAL INSTRUMENTS HELD OR ISSUED FOR TRADING
The following table represents the fair value of financial instruments held or issued for trading purposes as of:

                                            June 30,           December 31,
(Dollars in millions)                         1995                1994
                                            --------           ------------
Foreign exchange contracts:
    Contracts in a receivable position       $ 490               $ 298
    Contracts in a payable position            461                 288

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
                                            June 30,           December 31,
(Dollars in millions)                         1995                1994
                                            --------           ------------
Loan commitments                            $ 2,829              $ 2,536
Standby letters of credit                       969                  926
Letters of credit                               202                  168
Indemnified securities lent                  22,822               22,300

NOTE I - COMMITMENTS AND CONTINGENT LIABILITIES

State Street provides custody, accounting and information services to mutual fund, master trust/master custody/global custody, corporate trust and defined contribution plan customers; and investment management services to institutions and individuals. Assets under custody and management, held by State Street in a fiduciary or custody capacity, are not included in the Consolidated Statement of Condition since items are not assets of State Street. Management conducts regular reviews of its responsibilities for these services and considers the results in preparing its financial statements. In the opinion of management, there are no contingent liabilities at June 30, 1995 that would have a material adverse effect on State Street's financial position or results of operations.

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

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Stockholders and Board of Directors
State Street Boston Corporation


We have reviewed the accompanying consolidated statement of condition of State Street Boston Corporation as of June 30, 1995, and the related consolidated statements of income for the three month and six month periods ended June 30, 1995 and 1994, and the consolidated statements of cash flows and changes in stockholders' equity for the six-months periods ended June 30, 1995 and 1994. These financial statements are the responsibility of the Corporation's management.


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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of condition of State Street Boston Corporation as of December 31, 1994 and the related consolidated statements of income, cash flows and changes in stockholders' equity for the year then ended, and in our report dated January 31, 1995 we expressed an unqualified opinion on those consolidated financial statements.



                                                     ERNST & YOUNG LLP


Boston, Massachusetts
July 14, 1995

                        STATE STREET BOSTON CORPORATION

Part I. Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

In January 1995, State Street acquired Investors Fiduciary Trust Company (IFTC) in a transaction accounted for as a pooling of interests. All prior period information has been restated to reflect the acquisition.

SUMMARY

In the second quarter, financial performance improved, and, in addition, the business environment became more favorable.

Earnings per share were $.75 on a fully diluted basis, an increase of 15% from $.65 in the second quarter of 1994. Net income was $62.7 million, up 16% from $53.8 million a year ago. The increase in net income reflected revenue growth of 11%, operating expense growth of 11% and a tax settlement. Return on stockholders equity was 17.2%.

                           Condensed Income Statement
                            Taxable Equivalent Basis
                  (Dollars in millions, except per share data)

                                                   Three Months Ended                    Six Months Ended
                                                         June 30,                            June 30,
                                    ---------------------------------------        --------------------------------------
                                    1995        1994      Change         %         1995       1994       Change        %
                                    ----        ----      ------        ---        ----       ----       ------       ---

Fee revenue                        $276.7      $249.7     $ 27.0         11        $538.4     $508.7     $ 29.7        6

Interest revenue                    337.9       215.6      122.3         57         664.6      421.1      243.5       58
Interest expense                    224.3       112.5      111.8         99         442.6      217.8      224.8      103
                                   ------      ------     ------        ---        ------     ------     ------
    Net interest revenue            113.6       103.1       10.5         10         222.0      203.3       18.7        9
Provision for loan losses             2.0         3.2       (1.2)       (38)          4.0        6.4       (2.4)     (38)
                                   ------      ------     ------        ---        ------     ------     ------
    Net interest revenue after
     provision for loan losses      111.6        99.9       11.7         12         218.0      196.9       21.1       11
                                   ------      ------     ------
    Total revenue                   388.3       349.6       38.7         11         756.4      705.6       50.8        7

Operating expenses                  289.2       260.8       28.4         11         564.0      524.6       39.4        8
                                   ------      ------     ------        ---        ------     ------     ------
    Income before taxes              99.1        88.8       10.3         12         192.4      181.0       11.4        6
Income taxes                         28.7        28.8       (0.1)         -          59.7       60.4       (0.7)      (1)
Taxable equivalent adjustment         7.7         6.2        1.5         24          15.7       12.5        3.2       26
                                   ------      ------     ------        ---        ------     ------     ------
    Net income                     $ 62.7      $ 53.8     $  8.9         16        $117.0     $108.1     $  8.9        8
                                   ======      ======     ======         ==        ======     ======     ======
Earnings Per Share
    Primary                        $  .75      $  .65     $  .10         15        $ 1.41     $ 1.31     $  .10        8
    Fully diluted                     .75         .65        .10         15          1.40       1.30        .10        8

($ and % change based on dollars in thousands)

In the second quarter, several factors which drive long-term growth improved. Non-U.S. assets and the number of transactions processed increased and U.S. equity and bond market values continued to climb. Growth in the mutual fund servicing and investment management businesses helped fuel a 7% consecutive quarter increase in fiduciary compensation. Foreign deposits grew, and foreign exchange trading revenue remained strong.

At June 30, assets under custody were $2.0 trillion, up $320 billion, or 19%, from a year ago, which was restated to include recently acquired IFTC. About half of the increase was due to market valuations with the other half from additional assets from existing customers and new business. Assets under management were $185 billion, up 33% from June 1994, due primarily to additional assets from existing customers and net new business.

TOTAL REVENUE

Total revenue for the quarter was $388.3 million, up $38.7 million, or 11%, from a year ago. Revenue grew from the comprehensive range of services provided to customers and was reflected in fiduciary compensation, net interest revenue and foreign exchange trading revenue.

Year-to-date, total revenue was $756.4 million, up $50.8 million, or 7%, from 1994.

FEE REVENUE

Fee revenue was $276.7 million, up $27.0 million, or 11%, from the second quarter of 1994. The largest component of fee revenue is fiduciary compensation, which is derived from accounting, custody, information services, recordkeeping, investment management and trustee services. Fiduciary compensation was $199.4 million, up $15.3 million, or 8%, from a year ago. The increase in revenue came in part from investment management services and services for pension plans. The rate of growth of fiduciary compensation was restrained by reductions in ongoing revenue as discussed in the first quarter, which continued to lower the growth rate of fiduciary compensation by eight percentage points. These revenue reductions resulted from certain customers internalizing functions, pricing adjustments to retain certain large customers who are using a broader array of services, and customers no longer at State Street for various other reasons.

Fiduciary compensation reflected revenue growth from managing international assets, growth in actively managed domestic assets and personal trust. Revenue from lending securities of pension plans, while down from the first quarter due to the flatter yield curve, was up from a year ago. Mutual fund services revenue benefited from 267 new funds and asset growth. The installation of customers using 401(k) recordkeeping and investment services as well as additional business outside the United States also contributed to the year-over-year improvement. Fiduciary compensation from corporate trust services declined in part because of the significant decline in new issuance of asset-backed securities.

Foreign exchange revenue was $36.8 million, up $7.7 million, or 26%, from a year ago. The underlying trends supporting long-term growth in foreign exchange trading volume continued, particularly the management of currency risk by investment managers who invest globally. Trading in emerging market currencies returned to previous levels. Market volatility during the quarter also contributed to increased trading activity.

Service fees were $14.4 million, up $2.4 million from a year ago due to expanded use of currency management products, increased loan service fees and increased use of brokerage services. Securities gains were $2.0 million, compared with $.7 million in the second quarter of 1994.

Other revenue of $9.2 million was up $1.2 million from a year ago. A non-strategic business providing card replacement and other services for a bank card association was sold, resulting in a gain of $2.7 million. Trading account profits replaced losses a year ago, for an increase of $1.3 million. These positive factors were partially offset by lower currency translation gains on the foreign bond portfolio, which were a loss of $.1 million, down from a gain of $3.8 million a year ago.

For the six-month period ending June 30, 1995, fee revenue was $538.4 million, up $29.8 million, or 6%, over 1994. The increase resulted primarily from an increase in fiduciary compensation, up $13.2 million, and higher foreign exchange trading revenue, up $10.1 million.

NET INTEREST REVENUE

Taxable equivalent net interest revenue was $113.6 million, up $10.5 million, or 10%, over the same quarter a year ago, primarily reflecting balance sheet growth to support customers' activities, and the benefits of higher asset yields. These positive factors were partially offset by a narrower spread between interest rates earned and paid due to rising interest rates and a flatter Treasury yield curve.

Average interest-earning assets grew $4.0 billion, or 21%, to $22.7 billion, funded primarily by an increase in securities sold under repurchase agreements and foreign deposits. Securities sold under repurchase agreements were up $3.0 billion, or 73%, to $7.0 billion, reflecting short-term investments by customers. Foreign deposits increased by $1.1 billion, including a $.9 billion increase in transaction account balances. Noninterest-bearing deposits declined $.9 billion to $4.0 billion due primarily to lower deposit balances from mutual funds and corporate trust services. The spread between interest rates earned and paid declined from 1.55% to 1.21%. The net interest margin declined from 2.21% to 2.01%, reflecting narrower spreads and a larger portion of funding from interest-bearing sources of funds.

                                                 Three Months Ended
                                                      June 30,
                                     -------------------------------------------
                                             1995                   1994
                                     -----------------      --------------------
                                     Average                Average
(Dollars in millions)                Balance     Rate       Balance        Rate
                                     -------    ------      --------       ----
Interest earning assets              $22,702     5.97%      $18,715        4.62%
Interest bearing liabilities          18,894     4.76        14,701        3.07
                                      ------     ----        ------        ----
Excess of rates earned
    over rates paid                              1.21%                     1.55%
                                                 ====                      ====

Net Interest Margin                              2.01%                     2.21%
                                                 ====                      ====

For the six month period ending June 30, 1995, taxable equivalent net interest revenue was $222.0 million up 9% from 1994, for the same reasons as discussed for the quarter.

OPERATING EXPENSES

Operating expenses of $289.2 million were up $28.4 million, or 11%, from the second quarter of 1994 supporting business growth.

Salaries and employee benefits were $159.4 million, up $16.0 million, or 11%, due to salary increases, a 4% increase in staff, incentive compensation and employee benefit costs. Equipment expense was up $3.3 million reflecting increased computer capacity and disk storage as well as additional workstations and software related to reengineering. Occupancy expense was up $3.4 million as a result of space added in 1994 in both U.S. and non-U.S. locations. Other expenses were up $5.8 million due in part to higher operating and processing loss expense and higher subcustodian expense, especially in the more expensive emerging markets.

For the six-month period ending June 30, 1995, operating expenses were $564.0 million, up $39.4 million, or 8%, from 1994, due to salary increases and additional staff, increased occupancy expense, higher equipment expense, higher operating and processing loss expense, and other costs supporting business growth.

CREDIT QUALITY

At June 30, 1995, total loans were $3.5 billion. Excluding securities settlement advances and other loans to financial asset services customers and loans to securities brokers, loans were $2.7 billion, or 10% of total assets.

The provision for loan losses charged against income was $2.0 million, down from $3.2 million a year ago. During the quarter, the allowance for loan losses increased from $59.4 million to $60.2 million. At June 30, 1995, the allowance for loan losses was 1.70% of ending loans.

Loan ratios                              1995                    1994
                                 -------------------      -------------------
                                  2Q      1Q      4Q      3Q      2Q      1Q
                                  --      --      --      --      --      --
Allowance to ending loans        1.70%   1.82%   1.80%   1.89%   1.72%   1.67%
Net charge-offs
 to average loans                 .13     .10     .26     .10     .25     .30
Non-performing loans to
    ending loans                  .75     .69     .71     .74     .83     .70

During the second quarter, non-performing loans increased from $22.6 million to $26.5 million. In the second quarter, net charge-offs were $1.1 million, down from $2.2 million in the second quarter of 1994.

TAXES

A settlement of prior year's state taxes resulted in a net $3.6 million reduction in taxes. The settlement resolves a claim over the taxability of interest revenue on certain Massachusetts bonds on which State Street paid taxes from 1977 to 1984.

The state tax settlement lowered the quarterly effective tax rate by four percentage points to 31.4%. Excluding this settlement, the tax rate is comparable to the 34.8% rate in the second quarter of 1994. Based on current plans and projections, we estimate an effective tax rate of 34% for the full year 1995, including the tax settlement.

LINES OF BUSINESS

State Street classifies its operations into three lines of business - Financial Asset Services, Investment Management and Commercial Lending.

Financial Asset Services primarily offers custody-related services for large pools of assets such as mutual funds and pension plans and corporate trusteeship. Fiduciary compensation revenue is derived from services related to State Streets $2.0 trillion of assets under custody and $206 billion of bonds under trusteeship. In addition to fiduciary compensation, certain financial asset services customers generate other types of fee revenue, particularly foreign exchange trading revenue and net interest revenue. Noninterest-bearing deposits from these customers comprise a significant amount of State Streets total noninterest-bearing deposits available for investment. These customers also invest substantial short term funds with State Street. Revenue from investing these deposits and funds is reported as interest revenue.

Investment Management is comprised of the business components that manage $185 billion of institutional and personal financial assets worldwide. Fee revenue is derived from a broad array of products that focus on quantitive equity management both passive and active, and money market funds.

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

The following is a summary of line-of-business results for the six months ended June 30:

                                              Financial          Investment           Commercial
                                           Asset Services        Management             Lending             Corporate
(Taxable equivalent basis,                 --------------       ----------            ----------            ---------
dollars in millions)                      1995       1994      1995       1994       1995      1994      1995       1994
                                          ----       ----      ----       ----       ----      ----      ----       ----
Fee revenue                              $440.5     $415.3    $80.3      $76.7      $18.2      $19.7    $(0.4)     $(3.1)
Net interest revenue                      151.4      152.6      4.4        4.0       67.3       49.7     (1.2)      (3.0)
Provision for loan losses                    .2         .6                            3.8       5.8
                                         ------     ------    -----      -----      -----      -----    ------     ------

    Total revenue                         591.7      567.3     84.7       80.7       81.7      63.6      (1.6)      (6.1)
Operating expenses                        463.2      425.6     52.2       48.1       36.5      37.3      12.2       13.5
                                         ------     ------    -----      -----      -----      -----    ------     ------
    Income before income
      taxes                               128.5      141.7     32.5       32.6       45.2      26.3     (13.8)     (19.6)
Income taxes                               52.2       60.3     15.5       14.3       19.3      11.5     (11.8)     (13.2)
                                         ------     ------    -----      -----      -----      -----    ------     ------
   Net income                            $ 76.3     $ 81.4    $17.0      $18.3      $25.9     $14.8     $(2.0)     $(6.4)
                                         ======     ======    =====      =====      =====     =====     =====      =====

Percentage Contribution                     65%        75%      14%        16%        22%       16%       (2%)       (6%)

Average Assets                         $22,950    $19,938      $14        $16     $2,562    $2,267

State Streets line-of-business activities have distinct revenue characteristics. Further understanding of line-of-business results can be ascertained from information on fee revenue, and net interest revenue, as discussed in earlier sections describing the operations of State Street. The significant revenue items applicable to the respective lines of business is provided below as well as significant expense information where applicable.

Financial Asset Services contributed 65% of net income for the first six months of 1995. Net income was $76.3 million, a decrease of $5.1 million, or 6%, from $81.4 million in the same period a year ago. Fee revenue increased $25.2 million, or 6%, from the same period in 1994 due primarily to increased foreign exchange revenue, fiduciary compensation and net securities gains. Net interest revenue declined $1.2 million. A flatter Treasury yield curve resulted in significantly lower spreads between interest rates earned and paid. This negative factor was nearly offset by the benefits of continued growth of customer funds on the balance sheet, particularly growth in securities sold under repurchase agreements and foreign deposits. Operating expenses increased $37.6 million, or 9%, primarily due to increased salaries and employee benefit costs.

Investment Management contributed 14% of net income for the first six months of 1995. Net income was $17.0 million, a decrease of $1.3, million or 7%, from $18.3 million for the same period a year ago.

Commercial Lending contributed 22% of net income for the first six months of 1995. Net income was $25.9 million, an increase of $11.1 million, or 75%, over $14.8 million for the same period in 1994. Net interest revenue increased $17.6 million due to additional loan volume and a wider spread between interest earned and paid. Operating expenses declined slightly from $37.3 million to $36.5 million.

Corporate items reduced net income by $2.0 million compared with a reduction in net income of $6.4 million for the first six months of 1994. A net $3.6 million reduction in taxes due to a state tax settlement increased corporate net income in the first six months of 1995.

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

CAPITAL AND LIQUIDITY

State Street has a strong capital position with which to support current operations and growth, and continues to generate capital internally at a high rate. In the second quarter, the internal capital generation rate was 13.4%.

At June 30, 1995, State Streets capital and leverage ratios exceeded the regulatory guidelines:

                                                                   Minimum
                                           State                  Regulatory
                                          Street                  Guidelines
                                          ------                  ----------
Risk-based capital ratios:

 Tier 1 capital                            14.6%                     4.0%
 Total capital                             15.1                      8.0

Leverage ratio                              5.6                      3.0

State Street expects to grow the balance sheet commensurate with growth in equity, maintaining capital ratios at State Street Bank which qualify for the "well-capitalized" designation, including a leverage ratio of 5% or more. The Corporation's objectives are to optimize the use of the balance sheet and to fully service customers, with emphasis on those services which State Street is well positioned to provide.

Liquidity is required to replace maturing liabilities, accommodate the transaction and cash management requirements of State Street's customers, meet loan commitments and accommodate other corporate needs. Liquidity is provided from the ability to access global market sources of funding and gather additional deposits, and from maturing short-term assets, sale of available-for-sale securities and payment of loans.

State Street manages its assets and liabilities to maintain a high level of liquidity. State Street has an extensive and diverse funding base inside and outside the United States. A significant percentage of funding comes from customers who have other relationships with State Street, particularly those using financial asset services worldwide. Deposits are accessed through domestic as well as international treasury centers, providing a cost-effective, geographically diverse source of funding. Significant funding is also provided from institutional customers' demand for repurchase agreements for their short-term investment needs. State Street maintains other funding alternatives, ensuring access to additional sources of funds if needed. Relationships are maintained with a variety of investors, for a range of financial instruments, in various markets and time zones.

State Street maintains a large portfolio of liquid assets. At June 30, 1995, the portfolio included $5.9 billion of interest-bearing deposits with banks and $4.8 billion of securities purchased under resale agreements. Although not relied on for daily liquidity needs, the $2.6 billion available-for-sale-portfolio of marketable securities provides a significant secondary source of liquidation.

State Street maintains strong liquidity ratios. When liquidity is measured by the ratio of liquid assets to total assets, State Street ranks among the highest of U.S. banking companies. Liquid assets consist of cash and due from banks, interest-bearing deposits with banks, Federal funds sold, securities purchased under resale agreements, trading account assets and investment securities. At June 30, 1995, State Street liquid assets were 80% of total assets.

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

As a part of trading activities, State Street also assumes market positions in both the foreign exchange and interest-rate markets using financial derivatives
- primarily forward foreign exchange contracts, foreign exchange and interest-rate options, and interest-rate swaps. State Street's positions are based on market expectations and customers' needs. As of June 30, 1995, the notional amount of these instruments was approximately $52 billion of which $50 billion was foreign exchange forward, swap and spot contracts.

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

RECENT ANNOUNCEMENTS

State Street considers acquisitions that introduce new capabilities into our product line, expand our geographic reach or increase market share. During the second quarter, State Street announced two acquisitions in the corporate trust business which will increase our market share, and two joint ventures which will increase our market share of stock transfer business and extend our capabilities outside the United States.

In May, State Street acquired BayBanks' corporate trust business serving 269 corporate accounts with $4.4 billion in assets under trusteeship. In June, State Street announced an agreement in principle to acquire Bank of Boston's corporate trust business, which comprises more than 1,400 corporate accounts, providing trusteeship, paying and escrow agent services for $60 billion in assets. Taken together, these acquisitions represent nearly a 30% increase in State Street's current corporate trust business and will bring assets under trusteeship to over $270 billion.

State Street also announced a 50-50 joint venture between our Boston Financial Data Services affiliate and the Bank of Boston Corporation. Subject to regulatory approval, the new entity, BancBoston State Street Investor Services, will combine the corporate stock transfer operations of both companies into the third-largest stock transfer agent in the United States with more than 10 million accounts and 1,000 corporate customers worldwide.

State Street signed a memorandum of understanding with Unit Trust of India, India's leading provider of investment services, to form a new company that will offer fund accounting services to India's $33 billion mutual fund market. Unit Trust of India provides State Street with a valuable partner which enjoys a dominant, 80% share in the Indian mutual fund sector, with $25 billion in assets in 58 different funds. The Indian mutual fund market already has 59 million investor accounts and is expected to grow past $100 billion in assets by the year 2000.

STOCK BUY BACK

In June, 1995, the Board of Directors reaffirmed its authorization to repurchase up to two million shares of State Street's common stock. Shares purchased under the authorization, if any, would be used for employee benefit plans. No purchases were made through June 30.

OUTLOOK

State Street is executing a strategy of selective expansion, in cases where it does not substantially alter its business mix. State Street is also carefully managing expenses, in part by keeping the staff level constant and by tapering the level of investment spending as a percentage of revenue to a more normal rate of approximately 8% by the end of 1995.

State Street is benefiting from the capabilities of its operating infrastructure which can process substantially higher volumes of non-US activity. State Street continues to build and enhance its custody system which processes both international and domestic securities. New products, including the defined contribution plan recordkeeping system and currency risk management products, are contributing to revenue growth. State Street's development of non-U.S. locations is resulting in additional opportunities.

State Street's target for 1995 remains double-digit earnings per share growth and management expects to reach that target. This expectation is based on anticipated favorable market conditions and continued improvement in performance during the second half of 1995.

State Street continues to believe long-term trends that are creating a strong demand for our services have a long way to run. And, State Street continues to build upon its powerful global franchise in order to convert that demand into increased value for its stockholders.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to Note I to the Consolidated Financial Statements on Page 10.

Item 2.  Changes in Securities

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

On June 15, 1995 Registrant announced that its Board of Directors reaffirmed its authorization to purchase up to 2 million shares of the Corporation's Common Stock. A copy of Registrant's press release is filed as an exhibit hereto.

Item 6.  Exhibits and Reports on Form 8-K

(a)Exhibit Index


Exhibit Number                                              Page of this Report

    11   Statements re computations of per share earnings            23
    15   Letter re: Unaudited interim financial information          24
    27   Financial data schedule                                     -
    99   Press Release dated June 15, 1995 re: Stock Repurchase      26

(b)Reports on Form 8-K

Registrant filed two Form 8-K's during the quarter ending June 30, 1995:

A report on form 8-K dated May 19, 1995, that included as exhibits, the Registrant's restated year ended December 31, 1994 and prior years financial information. Financial information previously filed with the Securities and Exchange Commission was restated to include the results of operations of Investors Fiduciary Trust Company, acquired on January 31, 1995 and accounted for as a pooling of interests.

A report on Form 8-K dated June 22, 1995, that included as an exhibit, a copy of the Underwriting Agreement dated as of June 21, 1995 among Registrant, Goldman Sachs & Co. and Kemper Financial Services, Inc. (the "Selling Stockholder") relating to the sale by the Selling Stockholder of 2,986,111 shares of Registrant's common stock pursuant to Registrant's Registration Statement on Form S-3 (no. 33-59505).

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                           STATE STREET BOSTON CORPORATION





Date: August 11, 1995             By:
                                      --------------------------------------
                                                  David A. Spina
                                      Vice Chairman, Chief Financial Officer
                                                  and Treasurer




Date: August 11, 1995             By:
                                      --------------------------------------
                                                  Rex S. Schuette
                                      Senior Vice President and Comptroller