Form 10-Q
period 1995-09-30
STATE STREET BOSTON CORP
filed 1995-11-13
CIK 93751

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September 30, 1995           Commission File Number 0-5108


                        STATE STREET BOSTON CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Commonwealth of Massachusetts                            04-2456637
-------------------------------------------------------------------------------
(State or other jurisdiction of incorporation)       (I.R.S. Employer
                                                     Identification Number)


225 Franklin Street, Boston, Massachusetts                  02110
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


                              YES  X           NO ___


Number of shares of registrant's common stock outstanding on October 31, 1995 was 82,540,197.

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

PART I. ITEM 1. FINANCIAL STATEMENTS

                        STATE STREET BOSTON CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME

                        THREE MONTHS ENDED SEPTEMBER 30,
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                      1995              1994
                                                    --------          --------
INTEREST REVENUE
Deposits with banks                                 $ 74,599          $ 51,279
Investment securities:
    U.S. Treasury and Federal agencies                52,467            47,449
    State and political subdivisions                  12,958             9,873
    Other investments                                 33,161            34,428
Loans                                                 61,016            47,776
Securities purchased under resale agreements,
 securities borrowed and Federal funds sold          100,815            47,064
Trading account assets                                 6,286             5,769
                                                    --------          --------
        Total interest revenue                       341,302           243,638

INTEREST EXPENSE
Deposits                                             104,287            73,379
Other borrowings                                     125,906            68,487
Long-term debt                                         2,127             2,151
                                                    --------          --------
        Total interest expense                       232,320           144,017
                                                    --------          --------
        Net interest revenue                         108,982            99,621
Provision for loan losses                              2,001             3,159
                                                    --------          --------
        Net interest revenue after
          provision for loan losses                  106,981            96,462

FEE REVENUE
Fiduciary compensation                               214,415           185,011
Other                                                 69,367            67,670
                                                    --------          --------
        Total fee revenue                            283,782           252,681
                                                    --------          --------

        REVENUE BEFORE OPERATING EXPENSES            390,763           349,143

OPERATING EXPENSES
Salaries and employee benefits                       164,966           148,459
Occupancy, net                                        21,145            19,353
Equipment                                             32,242            28,057
Other                                                 82,333            68,749
                                                    --------          --------
        Total operating expenses                     300,686           264,618
                                                    --------          --------
        Income before income taxes                    90,077            84,525
Income taxes                                          25,441            29,372
                                                    --------          --------
        NET INCOME                                  $ 64,636          $ 55,153
                                                    ========          ========

EARNINGS PER SHARE
    Primary                                             $.78              $.66
    Fully diluted                                        .77               .66

AVERAGE SHARES OUTSTANDING (in thousands)
    Primary                                           83,172            82,958
    Fully diluted                                     83,911            83,543


The accompanying notes are an integral part of these financial statements.

                        STATE STREET BOSTON CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME

                        NINE MONTHS ENDED SEPTEMBER 30,
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                       1995              1994
                                                    ----------        ----------

INTEREST REVENUE
Deposits with banks                                 $  210,469        $  149,033
Investment securities:
    U.S. Treasury and Federal agencies                 194,954           117,425
    State and political subdivisions                    38,199            29,877
    Other investments                                  102,978           101,273
Loans                                                  177,393           131,412
Securities purchased under resale agreements,
 securities borrowed and Federal funds sold            249,737           106,703
Trading account assets                                  16,454            16,475
                                                    ----------        ----------
        Total interest revenue                         990,184           652,198

INTEREST EXPENSE
Deposits                                               307,005           192,876
Other borrowings                                       361,524           162,492
Long-term debt                                           6,403             6,479
                                                    ----------        ----------
        Total interest expense                         674,932           361,847
                                                    ----------        ----------
        Net interest revenue                           315,252           290,351
Provision for loan losses                                6,001             9,511
                                                    ----------        ----------
        Net interest revenue after
         provision for loan losses                     309,251           280,840

FEE REVENUE
Fiduciary compensation                                 599,936           557,311
Other                                                  222,305           204,071
                                                    ----------        ----------
        Total fee revenue                              822,241           761,382
                                                    ----------        ----------

        REVENUE BEFORE OPERATING EXPENSES            1,131,492         1,042,222

OPERATING EXPENSES
Salaries and employee benefits                         474,866           435,928
Occupancy, net                                          62,727            54,160
Equipment                                               93,057            84,412
Other                                                  234,063           214,671
                                                    ----------        ----------
        Total operating expenses                       864,713           789,171
                                                    ----------        ----------
        Income before income taxes                     266,779           253,051
Income taxes                                            85,146            89,822
                                                    ----------        ----------
        NET INCOME                                  $  181,633        $  163,229
                                                    ==========        ==========

EARNINGS PER SHARE
    Primary                                              $2.19             $1.97
    Fully Diluted                                         2.17              1.96

AVERAGE SHARES OUTSTANDING (in thousands)
    Primary                                             83,035            82,814
    Fully Diluted                                       83,792            83,460

The accompanying notes are an integral part of these financial statements.

                        STATE STREET BOSTON CORPORATION
                      CONSOLIDATED STATEMENT OF CONDITION
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                   September 30,   December 31,
                                                       1995            1994
                                                   ------------    ------------
ASSETS
Cash and due from banks                            $  1,257,308    $  1,097,563
Interest-bearing deposits with banks                  6,001,796       4,847,069
Securities purchased under resale agreements
  and securities borrowed                             5,446,640       1,886,759
Federal funds sold                                      355,450         768,615
Trading account assets                                  437,782         527,550
Investment securities:
    Held to maturity                                  4,703,266       5,187,270
    Available for sale                                1,466,512       3,482,309
                                                   ------------    ------------
       Total investment securities                    6,169,778       8,669,579
Loans                                                 3,671,446       3,233,221
Allowances for loan losses                              (62,540)        (58,184)
                                                   ------------    ------------
        Net loans                                     3,608,906       3,175,037
Premises and equipment                                  479,341         476,319
Customers' acceptance liability                          62,099          55,358
Accrued income receivable                               376,849         363,585
Other assets                                          1,329,585         679,509
                                                   ------------    ------------
        TOTAL ASSETS                               $ 25,525,534    $ 22,546,943
                                                   ============    ============

LIABILITIES
Deposits:
    Noninterest-bearing                            $  4,453,426    $  4,781,917
    Interest-bearing:
        Domestic                                      1,794,277       1,895,209
        Foreign                                       8,828,506       7,920,932
                                                   ------------    ------------
           Total deposits                            15,076,209      14,598,058

Federal funds purchased                                 656,410         113,143
Securities sold under repurchase agreements           5,782,697       4,798,261
Other short-term borrowings                             788,897         649,052
Notes payable                                           131,010
Acceptances outstanding                                  62,597          55,621
Accrued taxes and other expenses                        503,592         418,840
Other Liabilities                                       858,431         449,283
Long-term debt                                          126,800         127,549
                                                   ------------    ------------
           TOTAL LIABILITIES                         23,986,643      21,209,807

STOCKHOLDERS' EQUITY
Preferred stock, no par: authorized 3,500,000;
    issued none
Common Stock, $1 par: authorized 112,000,000;
    issued 82,694,000 and 82,447,000                     82,694          82,447
Surplus                                                  41,547          37,160
Retained earnings                                     1,416,137       1,273,369
Net unrealized gain(loss) on
 available-for-sale securities                            4,818         (55,840)
Treasury stock (at cost, 161,000 shares)                 (6,305)
                                                   ------------    ------------
    TOTAL STOCKHOLDERS' EQUITY                        1,538,891       1,337,136
                                                   ------------    ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 25,525,534    $ 22,546,943
                                                   ============    ============

The accompanying notes are an integral part of these financial statements.

                        STATE STREET BOSTON CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        NINE MONTHS ENDED SEPTEMBER 30,
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                    1995           1994
                                                                                -----------    -----------
OPERATING ACTIVITIES
Net income                                                                      $   181,633    $   163,231
Noncash charges for depreciation, amortization, provision for
   loan losses and foreclosed properties, and deferred income taxes                 115,293        133,803
                                                                                -----------    -----------
      Net income adjusted for noncash charges                                       296,926        297,034

Adjustments to reconcile to net cash provided (used) by operating activities:
   Securities (gains)losses, net                                                     (5,903)        (1,294)
   Net change in:
 Trading account assets                                                              89,768        (52,990)
 Accrued taxes and other expenses                                                    (4,578)        17,375
 Accrued income receivable                                                          (13,264)       (73,781)
 Other, net                                                                        (241,539)       (10,927)
                                                                                -----------    -----------
    NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                121,410       (197,271)
                                                                                -----------    -----------
INVESTING ACTIVITIES
Payments for purchases of:
   Held-to maturity securities                                                   (1,446,552)    (2,916,561)
   Available-for-sale securities                                                 (1,194,902)    (4,347,413)
   Lease financing assets                                                          (438,105)      (312,146)
   Premises and equipment                                                           (80,492)       (98,504)
Proceeds from:
   Maturities of held-to-maturity securities                                      1,931,224      2,350,350
   Sales of available-for-sale securities                                         3,252,304      1,688,260
   Maturities of available-for-sale securities                                       82,743      1,256,204
   Principal collected from lease financing                                          41,771         35,229
Net (payments for) proceeds from:
   Interest-bearing deposits with banks                                          (1,154,727)      (232,978)
   Federal funds sold, resale agreements and
    securities borrowed                                                          (3,146,716)    (1,074,433)
   Loans                                                                           (347,572)      (330,266)
                                                                                -----------    -----------
             NET CASH USED BY INVESTING ACTIVITIES                               (2,501,024)    (3,982,268)
                                                                                -----------    -----------
FINANCING ACTIVITIES
Proceeds from issuance of:
   Notes payable                                                                    939,989
   Nonrecourse debt for lease financing                                             349,832        237,540
   Common stock                                                                       3,606          6,174
Payments for:
   Maturities of notes payable                                                     (808,979)
   Nonrecourse debt for lease financing                                             (42,420)       (35,156)
   Long-term debt                                                                      (639)          (582)
   Cash dividends                                                                   (41,288)       (33,595)
   Purchase of treasury stock                                                        (6,676)
Net proceeds from (payments for):
   Deposits                                                                         478,151      1,015,004
   Short-term borrowings                                                          1,667,783      2,149,791
                                                                                -----------    -----------
             NET CASH PROVIDED BY FINANCING ACTIVITIES                            2,539,359      3,339,176
                                                                                -----------    -----------
             NET INCREASE (DECREASE)                                                159,745       (445,821)
Cash and due from banks at beginning of period                                    1,097,563      1,469,395
                                                                                -----------    -----------
             CASH AND DUE FROM BANKS AT END OF PERIOD                           $ 1,257,308    $ 1,023,574
                                                                                ===========    ===========
SUPPLEMENTAL DISCLOSURE
    Interest paid                                                               $   669,670    $   363,864
    Income taxes paid                                                                48,968         42,279

The accompanying notes are an integral part of these financial statements.

                        STATE STREET BOSTON CORPORATION
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        NINE MONTHS ENDED SEPTEMBER 30,
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                    Net Unrealized
                                                                                    Gain(Loss) on
                                            Common                  Retained        Available-For-      Treasury
                                            Stock        Surplus    Earnings        Sales Securities      Stock       Total
                                            ---------    ---------  -------------   ----------------    --------    -------------

BALANCE AT DECEMBER 31, 1993                $  81,846    $ 25,945   $   1,093,365   $     -             $   -       $   1,201,156

  Net Income                                                              163,229                                         163,229
  Cash dividends declared                                                 (33,595)                                        (33,595)
  Issuance of common stock                        594       11,013                                                         11,607
  Foreign currency translation                                              6,386                                           6,386
   Net unrealized gain(loss)
   on available-for-sale securities                                                     (30,734)                          (30,734)
                                            ---------    ---------  -------------   -----------         --------    -------------

BALANCE AT SEPTEMBER 30, 1994               $  82,440    $  36,958  $   1,229,385   $   (30,734)        $   -       $   1,318,049
                                            =========    =========  =============   ===========         ========    =============

BALANCE AT DECEMBER 31, 1994                $  82,447    $ 37,160   $   1,273,369   $   (55,840)            -       $   1,337,136

  Net income                                                              181,633                                         181,633
  Cash dividends declared                                                 (41,288)                                        (41,288)
  Issuance of common stock                        247       4,603                                                           4,850
  Common stock acquired                                                                                   (6,676)          (6,676)
  Issuance of treasury stock                                 (216)                                           371              155
  Foreign currency translation                                                            2,423                             2,423
  Net unrealized gain(loss)
   on available-for-sale securities                                                      60,658                            60,658
                                            ---------    ---------  -------------   -----------         --------    -------------
BALANCE AT SEPTEMBER 30, 1995               $  82,694    $  41,547  $   1,416,137   $     4,818         $ (6,305)   $   1,538,891
                                            =========    =========  =============   ===========         ========    =============

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

For the Consolidated Statement of Cash Flows, State Street has defined cash equivalents as those amounts included in the Statement of Condition caption, "Cash and due from banks." For the nine months ended September 30, 1995 and 1994, long-term debt converted into common stock was $138,000 and $632,000, respectively.

In the opinion of management, all adjustments consisting of normal recurring accruals which are necessary for a fair presentation of the financial position of State Street and subsidiaries at September 30, 1995 and December 31, 1994, and its cash flows for the nine months ended September 30, 1995 and 1994, and the consolidated results of its operations for the three months and nine months ended September 30, 1995 and 1994 have been made. These statements should be read in conjunction with the financial statements, notes and other information included in State Street's latest annual report on Form 10-K, and the restated financial statements, notes and other information included in State Street's Form 8-K filed May 19,1995.

NOTE B - ACQUISITION OF INVESTORS FIDUCIARY TRUST COMPANY

On January 31, 1995, State Street acquired IFTC in a transaction accounted for as a pooling of interests. IFTC was acquired for 5,972,222 shares of State Street common stock.

NOTE C - INVESTMENT SECURITIES

Investment securities consisted of the following at September 30, 1995:

                                        Amortized              Unrealized                Fair
(Dollars in thousands)                     Cost           Gains         Losses           Value
                                       -----------       --------      --------       ----------
Held to Maturity
U.S. Treasury and
   Federal agencies                    $ 1,616,655       $  6,841      $  4,197       $1,619,299
State and political
   subdivisions                          1,176,699          6,265         3,585        1,179,379
Asset-backed securities                  1,879,771          3,383        18,485        1,864,669
Other investments                           30,141             74            58           30,157
                                       -----------       --------      --------       ----------
  Total                                $ 4,703,266       $ 16,563      $ 26,325       $4,693,504
                                       ===========       ========      ========       ==========
Available for Sale
U.S. Treasury and
   Federal agencies                    $ 1,248,039       $  5,602      $  7,340       $1,246,301
Other investments                          210,306         10,151           246          220,211
                                       -----------       --------      --------       ----------
   Total                               $ 1,458,345       $ 15,753      $  7,586       $1,466,512
                                       ===========       ========      ========       ==========

Investment securities consisted of the following at December 31, 1994:

                                        Amortized              Unrealized                Fair
(Dollars in thousands)                     Cost           Gains         Losses           Value
                                       -----------       --------      --------       ----------
Held to Maturity
U.S. Treasury and
   Federal agencies                    $ 1,668,987       $    590      $ 35,836       $1,633,741
State and political
   subdivisions                          1,130,197            317        19,210        1,111,304
Asset-backed securities                  2,346,931          1,104        75,823        2,272,212
Other investments                           41,155             84           155           41,084
                                       -----------       --------      --------       ----------
   Total                               $ 5,187,270       $  2,095      $131,024       $5,058,341
                                       ===========       ========      ========       ==========
Available for Sale
U.S. Treasury and
   Federal agencies                    $ 3,410,711       $    496      $ 91,790       $3,319,417
Other investments                          170,823          4,780        12,711          162,892
                                       -----------       --------      --------       ----------
   Total                               $ 3,581,534       $  5,276      $104,501       $3,482,309
                                       ===========       ========      ========       ==========

Held-to-maturity securities are reported at amortized cost and available-for-sale securities are reported at fair value on the statement of condition.

During the nine months ended September 30, 1995, gains of $11,566,000 and losses of $5,663,000 were realized on sales of available-for-sale securities of $3,252,304,000. During the nine months ended September 30, 1994, gains of $4,619,000 and losses of $3,325,000 were realized on sales of available-for-sale securities of $1,688,260,000.

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

Changes in the allowance for loan losses were as follows:

                                                 Three Months Ended                  Nine Months Ended
 (Dollars in thousands)                            September  30,                       September 30,
                                               ----------------------             ------------------------
                                                 1995           1994                1995            1994
                                               -------        -------             --------        --------
Balance at beginning of period                 $60,245        $55,947             $58,184         $54,316
Provision for loan losses                        2,001          3,159               6,001           9,511
Loan charge-offs                                  (415)        (1,130)             (4,232)         (7,014)
Recoveries                                         709            360               2,587           1,523
                                               -------        -------             -------         -------
   Balance at end of period                    $62,540        $58,336             $62,540         $58,336
                                               =======        =======             =======         =======

NOTE E - INCOME TAXES

The provision for income taxes included in the Consolidated Statement of Income is comprised of the following:

                                                 Three Months Ended                  Nine Months Ended
 (Dollars in thousands)                            September  30,                       September 30,
                                               ----------------------             ------------------------
                                                 1995           1994                1995            1994
                                               -------        -------             --------        --------
Current                                        $ 5,235        $21,824              $42,550        $53,276
Deferred                                        20,206          7,548               42,596         36,546
                                               -------        -------              -------         -------
   Total provision                             $25,441        $29,372              $85,146         $89,822
                                               =======        =======              =======         =======

The provision for income taxes is less than the combined U.S. Corporate tax rate of 35% for 1995 and the applicable state tax rates for both the three and nine month periods ended September 30, 1995 because of tax exempt income, tax credits, settlement of prior years' state taxes in the second quarter and a reduction of state taxes in the third quarter. Tax exempt income and applicable tax credits reduced the provision for income taxes below the combined U.S. Corporate and state statutory rates for the three and nine month periods ended September 30, 1994.

For years beginning on or after January 1, 1995, the Commonwealth of Massachusetts reduced the tax rate applicable to financial institutions. In accordance with FAS 109, the change in tax rate resulted in a revaluation of the deferred tax assets and liabilities which were in existence at the beginning of 1995. This revaluation and reduction of current year state tax expense reduced the 1995 provision for state taxes. In accordance with FAS 109, the benefit was recorded in the third quarter of 1995.

NOTE F - FEE REVENUE - OTHER

The following items are included in the other category of fee revenue:

                                                 Three Months Ended                  Nine Months Ended
 (Dollars in thousands)                            September  30,                       September 30,
                                               ----------------------             ------------------------
                                                 1995           1994                1995            1994
                                               -------        -------             --------        --------
Foreign exchange trading                       $36,374        $25,696             $109,590        $ 88,863
Service fees                                    15,116         12,516               41,961          35,897
Processing service fees                         10,978         18,917               43,613          48,685
Trading account profits(losses)                  1,624           (252)               1,801             235
Securities gains,net                               331          1,909                5,903           1,674
Other                                            4,944          8,884               19,437          28,717
                                               -------        -------             --------        --------
   Total fee revenue - other                   $69,367        $67,670             $222,305        $204,071
                                               =======        =======             ========        ========

NOTE G - OPERATING EXPENSES - OTHER

The following items are included in the other category of operating expenses:

                                                 Three Months Ended                  Nine Months Ended
 (Dollars in thousands)                            September  30,                       September 30,
                                               ----------------------             ------------------------
                                                 1995           1994                1995            1994
                                               -------        -------             --------        --------
Contract services                              $31,147        $26,982             $ 87,614        $ 78,624
Professional services                           11,273         12,517               36,798          35,141
Advertising and sales promotion                  6,942          6,101               19,600          18,736
Postage, forms and supplies                      5,669          4,774               17,781          15,931
Telecommunications                               5,536          5,180               17,667          16,925
Operating and processing losses                  5,102           (164)               8,415             (91)
FDIC and other insurance                           548          4,004                8,885          14,752
Other                                           16,116          9,355               37,303          34,653
                                               -------        -------             --------        --------
    Total operating
          expenses - other                     $82,333        $68,749             $234,063        $214,671
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

The following table summarizes the contractual or notional amounts of significant derivative financial instruments held or issued by State Street at:

                                                   September 30,  December 31,
(Dollars in millions)                                  1995          1994
                                                   ------------   -----------
TRADING:
Interest rate contracts:
    Swap agreements                                $   353        $   109
    Options and caps purchased                          15             13
    Options and caps written                            26             25
    Futures sold                                       714            335
    Options on futures written                         200            225
    Options on futures purchased                       200             -
Foreign exchange contracts:
    Forward, swap and spot                          58,369         43,126
    Options purchased                                   95             40
    Options written                                     95             -
BALANCE SHEET MANAGEMENT:
    Interest rate contracts:
      Swap agreements                                  211            223
      Futures sold                                      -             165
      Options and caps purchased                        50             50
    Foreign exchange contracts                          -              83

FINANCIAL INSTRUMENTS HELD OR ISSUED FOR TRADING
The following table represents the fair value of financial instruments held or issued for trading purposes as of:

                                                   September 30,  December 31,
(Dollars in millions)                                  1995          1994
                                                   ------------   -----------
Foreign exchange contracts:
    Contracts in a receivable position             $   796        $   298
    Contracts in a payable position                    702            288

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
                                                   September 30,  December 31,
(Dollars in millions)                                  1995          1994
                                                   ------------   -----------
Loan commitments                                   $ 3,022        $ 2,536
Standby letters of credit                            1,116            926
Letters of credit                                      204            168
Indemnified securities lent                         25,271         22,300

NOTE I - COMMITMENTS AND CONTINGENT LIABILITIES

State Street provides custody, accounting and information services to mutual fund, master trust/master custody/global custody, corporate trust and defined contribution plan customers; and investment management services to institutions and individuals. Assets under custody and management, held by State Street in a fiduciary or custody capacity, are not included in the Consolidated Statement of Condition since items are not assets of State Street. Management conducts regular reviews of its responsibilities for these services and considers the results in preparing its financial statements. In the opinion of management, there are no contingent liabilities at September 30, 1995 that would have a material adverse effect on State Street's financial position or results of operations.

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

                   Independent Accountants' Review Report


The Stockholders and Board of Directors
State Street Boston Corporation

We have reviewed the accompanying consolidated statement of condition of State Street Boston Corporation as of September 30, 1995, and the related consolidated statements of income for the three month and nine month periods ended September 30, 1995 and 1994, and the consolidated statements of cash flows and changes in stockholders' equity for the nine month periods ended September 30, 1995 and 1994. These financial statements are the responsibility of the Corporation's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of condition of State Street Boston Corporation as of December 31, 1994, and the related consolidated statements of income, cash flows and changes in stockholders' equity for the year then ended (not presented herein), and in our report dated January 31, 1995, we expressed an unqualified opinion on those consolidated financial statements.


                                                     ERNST & YOUNG LLP

Boston, Massachusetts
October 16, 1995

PART I. ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

In January 1995, State Street acquired Investors Fiduciary Trust Company (IFTC) in a transaction accounted for as a pooling of interests. All prior period information has been restated to reflect the acquisition.

SUMMARY

Earnings per fully diluted share were $.77, an increase of 17% from $.66 in the third quarter of 1994. Net income was $64.6 million, up from $55.2 million a year ago. The increase reflected revenue growth of 13%, operating expense growth of 14%, and a reduction in the Massachusetts income tax. Return on stockholders' equity was 16.9%.

                                           Condensed Income Statement
                                            Taxable Equivalent Basis
                                  (Dollars in millions, except per share data)

                                               Three Months Ended                            Nine Months Ended
                                                  September 30,                                 September 30,
                                   -------------------------------------        ----------------------------------------
                                    1995        1994       Change     %           1995         1994        Change     %
                                   ------      ------      ------    ---        --------     --------      ------    ---
Fee revenue                        $283.8      $252.7      $ 31.1     12        $  822.2     $  761.4      $ 60.8      8

Interest revenue                    352.6       249.6       103.0     41         1,017.2        670.6       346.6     52
Interest expense                    232.3       144.0        88.3     61           674.9        361.8       313.1     87
                                   ------      ------      ------               --------     --------      ------
  Net interest revenue              120.3       105.6        14.7     14           342.3        308.8        33.5     11
Provision for loan losses             2.0         3.2        (1.2)   (38)            6.0          9.5        (3.5)   (37)
                                   ------      ------      ------               --------     --------      ------
  Net interest revenue after
   provision for loan losses        118.3       102.4        15.9     16           336.3        299.3        37.0     12
                                   ------      ------      ------               --------     --------      ------

  Total revenue                     402.1       355.1        47.0     13         1,158.5      1,060.7        97.8      9

Operating expenses                  300.7       264.6        36.1     14           864.7        789.1        75.6     10
                                   ------      ------      ------               --------     --------      ------
  Income before taxes               101.4        90.5        10.9     12           293.8        271.6        22.2      8
Income taxes                         25.4        29.4        (4.0)   (14)           85.1         89.8        (4.7)    (5)
Taxable equivalent adjustment        11.4         6.0         5.4     90            27.1         18.6         8.5     46
                                   ------      ------      ------               --------     --------      ------
  Net income                       $ 64.6      $ 55.1      $  9.5     17        $  181.6     $  163.2      $ 18.4     11
                                   ======      ======      ======               ========     ========      ======

Earnings Per Share
  Primary                          $  .78      $  .66      $  .12     18        $   2.19     $   1.97      $  .22     11
  Fully diluted                       .77         .66         .11     17            2.17         1.96         .21     11

($ and % change based on dollars in thousands)

State Street's businesses continued to gain momentum. The Corporation's commitment to and investment in global capabilities has positioned it to take full advantage of the ongoing growth of pension and mutual funds and the trend toward increasing cross-border investment activity.

TOTAL REVENUE

Total revenue for the quarter was $402.1 million, up $47.0 million, or 13%, from a year ago. Revenue grew from the comprehensive range of integrated services provided to customers. The growth was primarily reflected in fiduciary compensation, net interest revenue, and foreign exchange trading revenue.

Year-to-date, total revenue was $1,158.5 million, up $97.8 million, or 9%, from 1994.

FEE REVENUE

Fee revenue was $283.8 million, up $31.1 million, or 12%, from the third quarter of 1994. The largest component of fee revenue is fiduciary compensation, which is derived from accounting, custody, information, recordkeeping, investment management, and trustee services. Fiduciary compensation was $214.4 million, up $29.4 million, or 16%, from a year ago, reflecting growth in all businesses.

Fiduciary compensation from servicing mutual funds reflected new funds and additional fund assets. Investment management revenue growth was driven by additional assets from both existing customers and new customers investing both within and outside the United States. Revenue from providing custody and accounting for pension plans increased due to new customers and more trading activity. Other areas of significant revenue growth were global custody services for customers outside the United States and defined contribution plan recordkeeping services.

The year-over-year growth rate in fiduciary compensation was lowered by 5 percentage points due to customer internalization of certain functions, pricing adjustments to retain certain large customers who are using a broader array of services, and customers no longer at State Street for various reasons. This compares with 7 percentage points in the first quarter and 8 percentage points in the second quarter.

Foreign exchange trading revenue, another component of fee revenue, was $36.4 million, up $10.7 million, or 42%, from a year ago. Revenue continued to benefit from the foreign exchange needs of investment managers investing cross-border. The U.S. dollar's rapid rise against the yen and controversies surrounding the plans for a single currency in Europe, which led to intra-Europe foreign exchange volatility, both contributed to a higher volume of customer trading. Trading in emerging market currencies also increased from a year ago.

For the quarter, service fees were $15.1 million, up $2.6 million from the third quarter of 1994.

The growth in fiduciary compensation, foreign exchange trading revenue, and service fees was partially offset by lower processing service fees from unclaimed securities processing and from the sale of a non-strategic business in the second quarter. The year-over-year growth rate in fee revenue was also affected by a gain on the sale of a foreclosed asset of $2.0 million in the third quarter of 1994, a $1.6 million reduction in net securities gains, and lower currency translation gains on the foreign bond portfolio.

Year-to-date 1995, fee revenue was $822.2 million, up $60.8 million, or 8%, from 1994. Growth of $42.6 million in fiduciary compensation and $20.7 million in foreign exchange trading revenue fueled the increase.

NET INTEREST REVENUE

Taxable equivalent net interest revenue was $120.3 million, up $14.7 million, or 14%, over the same quarter a year ago. The increase is attributable to balance sheet growth to support customers' activities and to the benefits of higher asset yields. A narrower spread between interest rates earned and paid, caused in part by a flatter U.S. yield curve, partially offset these positive factors.

Average interest-earning assets grew $3.7 billion, or 19%, to $23.6 billion, funded primarily by an increase in securities sold under repurchase agreements and by foreign deposits. Securities sold under repurchase agreements were up $2.2 billion, or 44%, to $7.3 billion, reflecting short-term investments by customers. Foreign deposits increased by $.9 billion, including a $.5 billion increase in transaction account balances. The spread between interest rates earned and paid declined from 1.41% to 1.21%. Net interest margin declined from 2.10% to 2.02%, reflecting narrower spreads and a larger portion of funding from interest-bearing sources of funds.

In the third quarter, the level of interest rates was relatively stable with a slight decline, which is favorable. However, the U.S. yield curve has been flat to slightly inverted, which reduces revenue.


                                               Three Months Ended
                                                  September 30,
                                  ------------------------------------------
                                          1995                      1994
                                  ----------------          ----------------
                                  Average                   Average
(Dollars in millions)             Balance     Rate          Balance     Rate
                                  -------     ----          -------     ----

Interest earning assets           $23,586     5.93%         $19,841     4.99%
Interest bearing liabilities       19,537     4.72          15,976      3.58
                                              ----                      ----
Excess of rates earned
    over rates paid                           1.21%                     1.41%
                                              ====                      ====

Net Interest Margin                           2.02%                     2.10%
                                              ====                      ====

For the nine months ended September 30, 1995, taxable equivalent net interest revenue was $342.3 million, up 11% over the same period in 1994 due principly to the same factors as discussed for the quarter.

OPERATING EXPENSES

Operating expenses of $300.7 million were up $36.1 million, or 14%, from the third quarter of 1994, supporting business growth.

Salaries and employee benefits were $165.0 million, up $16.5 million, or 11%, due to incentive compensation, salary increases, and employee benefit costs. All other expenses were up $19.6 million, or 17%, due to increases in most major categories of expense. Expenses related to operating and processing losses increased by $5.3 million. Equipment expense was up $4.2 million, or 15%, for additional mainframe computer and network capacity and related software and maintenance. Occupancy expense was up $1.8 million, or 9%, due to the addition of 190,000 square feet (primarily outside the U.S.), leasehold improvements, and increased maintenance costs. Contract services expense was up $4.2 million, due to higher cost of mutual fund shareholder reporting services and to higher fees to banks in the subcustody network due to growth of non-U.S. assets. These increases were partially offset by a $2.8 million reduction in F.D.I.C. insurance expense due to a lower assessment rate.

For the nine months ended September 30, 1995, operating expenses were $864.7 million, up $75.6 million, or 10%, from the same period in 1994. Expense growth was primarily attributable to $38.9 million in additional salary and employee benefits costs, as well as higher costs for operating and processing losses, equipment, and occupancy. FDIC insurance costs declined $3.2 million versus the first nine months of 1994, due to the rate reduction.

CREDIT QUALITY

At September 30, 1995, total loans were $3.7 billion, 14% of total assets. The provision for loan losses charged against income was $2.0 million, down from $3.2 million a year ago. During the quarter, the allowance for loan losses increased from $60.2 million to $62.5 million. At September 30, 1995, the allowance for loan losses was 1.70% of ending loans.

Loan ratios                            1995                    1994
-----------                     -------------------  -------------------------
                                 3Q     2Q     1Q     4Q     3Q     2Q     1Q
                                -----  -----  -----  -----  -----  -----  ----
Allowance to ending loans       1.70%  1.70%  1.82%  1.80%  1.89%  1.72%  1.67%
Net recoveries (charge-offs)
 to average loans                .03   (.13)  (.10)  (.26)  (.10)  (.25)  (.30)
Non-performing loans to
 ending loans                    .62    .75    .69    .71    .74    .83    .70

During the third quarter, non-performing loans declined from $26.5 million to $22.8 million. In the third quarter, net recoveries were $.3 million, up from net charge-offs of $.8 million in the third quarter of 1994.

TAXES

The effective tax rate for the quarter was 28.2%, reflecting the retroactive Massachusetts state income tax law. Without prior period adjustments, the effective tax rate in the third quarter would have been 34.6%. For the year 1995, the tax rate is expected to be 33%, which is lower than normal. This is due to various one-time events including a tax rebate in the second quarter and the retroactive Massachusetts income tax change in the third quarter.

The third quarter provision for income taxes reflected a change in the Massachusetts income tax for banks that was retroactive to January 1, 1995. The new state tax law had two key components: Instituted apportionment, so banks will only pay taxes on income earned in Massachusetts; and, Phased-in a tax rate reduction from 12.54% in 1994 to 10.50% in 1999. The tax law change required the recalculation of yields on the leveraged lease portfolio, which affects the difference between taxable equivalent interest revenue and interest revenue as reported on the income statement. In the third quarter, income taxes were reduced by approximately $3 million, or $.03 per share, due to the reduction of state taxes expensed in prior quarters.

LINES OF BUSINESS

State Street classifies its operations into three lines of business - Financial Asset Services, Investment Management and Commercial Lending.

Financial Asset Services offers custody-related services for large pools of assets such as mutual funds and pension plans and corporate trusteeship. Fiduciary compensation revenue is derived from services related to State Street's $2.1 trillion of assets under custody and $222 billion of bonds under trusteeship. In addition to fiduciary compensation, certain financial asset services customers generate other types of fee revenue, particularly foreign exchange trading revenue and net interest revenue. Noninterest-bearing and foreign deposits from these customers comprise a significant amount of State Street's total deposits available for investment. These customers also invest substantial short term funds with State Street. Revenue from investing these deposits and funds is reported as interest revenue.

Investment Management is comprised of the business components that manage $199 billion of institutional and personal financial assets worldwide. Fee revenue is derived from a broad array of products that focus on quantitive equity management, both passive and active, and money market funds.

Commercial Lending services are provided to commercial and financial customers. State Street activities are focused on middle-market companies in the northeastern United States, as well as specialized industries nationwide.

Corporate includes the impact of long term debt, investment of corporate cash, tax credits from tax-advantaged financings including writedowns of these investments in fee revenue, and other corporate expenses.

Line-of-business information is based on management accounting practices that conform to and support the strategic objectives and management structure of State Street and are not necessarily comparable with similar information for other companies. In the table below, Financial Asset Services information for 1994 has been restated to include the results of IFTC.

The following is a summary of line-of-business results for the nine months ended September 30:

                                          Financial              Investment          Commercial
                                       Asset Services            Management            Lending             Corporate
(Taxable equivalent basis,           ------------------      -----------------      ---------------     -----------------
dollars in millions)                  1995         1994       1995       1994        1995     1994       1995       1994
                                     ------     -------      ------     ------      ------   ------     -----       -----
Fee revenue                          $669.5      $621.4      $124.8     $112.7      $ 28.9   $ 31.2     $(1.0)      $(3.9)
Net interest revenue                  228.5       227.5        11.6        6.7       103.6     78.4      (1.5)       (3.8)
Provision for loan losses               0.5         0.9                                5.5      8.6
                                     ------     -------      ------     ------      ------   ------     -----       -----
  Total revenue                       897.5       848.0       136.4      119.4       127.0    101.0      (2.5)       (7.7)
Operating expenses                    704.4       644.2        83.4       70.7        54.8     55.7      22.1        18.6
                                     ------     -------      ------     ------      ------   ------     -----       -----
  Income before income
    taxes                             193.1       203.8        53.0       48.7        72.2     45.3     (24.6)      (26.3)
 Income taxes                          75.5        84.9        24.4       21.5        27.9     19.6     (17.7)      (17.7)
                                     ------     -------      ------     ------      ------   ------     -----       -----
  Net income                         $115.6     $ 118.9      $ 28.6     $ 27.2      $ 44.3   $ 25.7     $(6.9)      $(8.6)
                                     ======     =======      ======     ======      ======   ======     =====       =====

Percentage Contribution                 64%         73%         16%        17%         24%       16%       (4)%        (5)%

Average Assets                      $23,203     $20,079      $  15      $  16       $2,677   $2,267

State Street's line-of-business activities have distinct revenue characteristics. Further understanding of line-of-business results can be ascertained from information on fee revenue and net interest revenue, as discussed in earlier sections describing the operations of State Street. The significant revenue and operating expense items applicable to the respective lines of business are provided below:

Financial Asset Services contributed 64% of net income for the first nine months of 1995. Net income was $115.6 million, a decrease of $3.3 million, or 3%, from $118.9 million in the same period a year ago. Fee revenue increased $48.1 million or 8% from the same period in 1994 primarily due to increased fiduciary compensation and foreign exchange revenue. Net interest revenue increased $1 million inspite of a significantly flatter yield curve than a year ago, which reduced substantially the spread between rates earned on the investment securities portfolio and its funding costs. This negative factor was offset by the benefits of continued growth of customer funds on the balance sheet. Operating expenses increased $60.2 million, or 9% to support business growth, primarily due to increases in salaries and employee benefit costs and higher costs for operating and processing losses, equipment and occupancy costs.

Investment Management contributed 16% of net income for the first nine months of 1995. Net income was $28.6 million, an increase of $1.4 million, or 5%, from $27.2 million for the same period a year ago.

Commercial Lending contributed 24% of net income for the first nine months of 1995. Net income rose $44.3 million, an increase of $18.6 million over $25.7 million for the same period in 1995, due to higher revenue, the favorable impact of the Massachusetts income tax law change, and lower expenses. Net interest revenue increased $25.2 million, or 32%, due to additional loan volume, up 19%, and the increased value of deposits in a higher interest rate environment.

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

CAPITAL AND LIQUIDITY

State Street has a strong capital position with which to support current operations and growth, and continues to generate capital internally at a high rate. In the third quarter, the internal capital generation rate was 13.2%.

At September 30, 1995, State Street's capital and leverage ratios exceeded the regulatory guidelines:

                                                                     Minimum
                                                          State      Regulatory
                                                          Street     Guidelines
Risk-based capital ratios:                                ------     ----------

    Tier 1 capital                                        14.0%      4.0%
    Total capital                                         14.5       8.0

Leverage ratio                                             5.6       3.0

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

State Street maintains a large portfolio of liquid assets. At September 30, 1995, the portfolio included $6.0 billion of interest-bearing deposits with banks and $5.4 billion of securities purchased under resale agreements. Although not relied on for daily liquidity needs, the $1.5 billion available-for-sale-portfolio of marketable securities provides a significant secondary source of liquidity.

State Street maintains strong liquidity ratios. When liquidity is measured by the ratio of liquid assets to total assets, State Street ranks among the highest of U.S. banking companies. Liquid assets consist of cash and due from banks, interest-bearing deposits with banks, Federal funds sold, securities purchased under resale agreements, trading account assets and investment securities. At September 30, 1995, State Street's liquid assets were 77% of total assets.

FOREIGN EXCHANGE AND DERIVATIVE FINANCIAL INSTRUMENTS

State Street uses foreign exchange and other financial derivative instruments to support customers' needs, conduct trading activities, and manage interest rate and currency risks. These activities either generate trading revenue or enhance the stability of net interest revenue. In addition, State Street provides services related to derivative instruments in its role as both a manager and servicer of financial assets.

As a part of trading activities, State Street also assumes market positions in both the foreign exchange and interest-rate markets using financial derivatives
- primarily forward foreign exchange contracts, foreign exchange and interest-rate options, and interest-rate swaps. State Street's positions are based on market expectations and customers' needs. As of September 30, 1995, the notional amount of these instruments was approximately $60 billion of which $58 billion was foreign exchange forward, swap and spot contracts which had an average maturity of less than 60 days.

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

ACQUISITION

On January 31,1995, State Street acquired Investors Fiduciary Trust Company, a servicer of mutual funds with $115 billion of assets under custody based in Kansas City, Missouri. IFTC was acquired and accounted for as a pooling of interests from DST Systems, Inc. and Kemper Financial Services, Inc. The acquisition strengthens State Street's market leadership, bringing additional customers and different systems alternatives to service the mutual funds market. State Street will bring its broad range of global products to these customers.

RECENT ANNOUNCEMENTS

The State Street commitment to selected expansion worldwide continues. The Taipei office has been approved for branch status, which enables expansion of the trade banking services there. In the U. K., State Street continues to develop a unit-trust servicing capability. The third quarter also saw the formation of a jointly-owned corporate stock transfer business between Bank of Boston and BFDS (State Street's 50% affiliate) completed, while the acquisition of Bank of Boston's corporate trust business was completed in October.

STOCK REPURCHASE PROGRAM

In June 1995, the Board of Directors reaffirmed its authorization to repurchase up to two million shares of State Street's common stock. Shares purchased under the authorization, if any, would principally be under a systematic repurchase program implemented this quarter and would be used for employee benefit plans. As of September 30, 1995, 171,200 treasury shares were purchased under the program.

OUTLOOK

The third quarter was a strong new business quarter throughout the company, which will have a positive effect on revenue as the new business is installed in future periods.

Management innovations and technological improvements continue to reduce the link between growth in portfolios serviced and growth in personnel. In the third quarter, personnel declined slightly from a year ago after adjusting for the sale of a business and the acquisition of IFTC, while transaction volume grew substantially. For example, U.S. custody transactions were up 27% and non-U.S. custody transactions 12%. Investment spending as a percentage of revenue continues to taper to the rate of approximately 8% by year-end.

State Street continues to benefit from long-term favorable trends. Global investing from the U.S. continues to grow, particularly in emerging markets. Year-over-year, the volume of non-U.S. securities under custody increased 24%; foreign deposits increased 15%. The cross-border trend also contributed to the 42% increase in foreign exchange trading revenue as well as to growth in the global custody and investment management businesses.

U.S. equity and bond values continue to increase. While this has a positive impact on revenue, the revenue impact is not proportional to the asset value increases: revenue increases by less than 1% for each 10% market increase in worldwide equities or bonds. Approximately 35% of State Street's assets under custody are in fixed income; 35% in equities; and 30% in short-term instruments. Net new sales of U.S. mutual funds continue strong, with much of the growth in money market funds, which have lower profit margins. State Street serviced 253 more mutual funds than a year ago.

In the first quarter, management commented that it expected to reach its target of double-digit earnings per share growth for 1995 based on certain assumptions. The business environment continues to improve and management initiatives achieved results during the second and third quarters. The target for 1995 remains double-digit earnings per share growth, and management expects to reach that. This expectation is based on management's assumptions about a continued favorable business environment.

State Street's powerful global franchise has provided a strong foundation for its financial service business. State Street continues to build on it in order to create increased value for its stockholders.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to Note I to the Consolidated Financial Statements on Page 10.

Item 2.  Changes in Securities

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a)Exhibit Index

Exhibit Number                                               Page of this Report
--------------                                               -------------------
  11    Statements re computations of per share earnings             23
  15    Letter re: Unaudited interim financial information           24
  27    Financial data schedule                                      -

(b)Reports on Form 8-K

None

             SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                           STATE STREET BOSTON CORPORATION




                                               /s/David A. Spina
Date: November 8, 1995             By: ----------------------------------------
                                                  David A. Spina
                                         Vice Chairman, Chief Financial Officer
                                                  and Treasurer



                                               /s/Rex S. Schuette
Date: November 8, 1995             By: ----------------------------------------
                                                  Rex S. Schuette
                                          Senior Vice President and Comptroller