Form 10-K
period 1995-12-31
STATE STREET BOSTON CORP
filed 1996-03-27
CIK 93751

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------
                                  FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995          COMMISSION FILE NO. 0-5108

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
                                ----------------
           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

  (TITLE OF CLASS)                        (NAME OF EXCHANGE ON WHICH REGISTERED)
  ----------------                        --------------------------------------
  COMMON STOCK, $1 PAR VALUE              BOSTON STOCK EXCHANGE,
                                          NEW YORK STOCK EXCHANGE AND
                                          PACIFIC STOCK EXCHANGE

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

    INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

    THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S COMMON STOCK HELD BY NON-AFFILIATES (PERSONS OTHER THAN DIRECTORS AND EXECUTIVE OFFICERS) OF THE REGISTRANT ON FEBRUARY 29, 1996 WAS $3,658,343,000.

    THE NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING ON FEBRUARY 29, 1996 WAS 81,275,387.

    PORTIONS OF THE FOLLOWING DOCUMENTS ARE INCORPORATED INTO THE PARTS OF THIS REPORT ON FORM 10-K INDICATED BELOW:

        (1) ANNUAL REPORT TO STOCKHOLDERS FOR THE YEAR ENDED DECEMBER 31, 1995 (PARTS I AND II) AND

        (2) THE REGISTRANT'S DEFINITIVE PROXY STATEMENT DATED MARCH 12, 1996 (PART III)
================================================================================

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

    State Street is the fifth largest provider of trust services in the United States as ranked on the basis of 1994 fiduciary compensation. State Street had $2.3 trillion of assets under custody, $283 billion of bonds under trusteeship, and $226 billion of assets under management at year-end 1995. Ranked on the basis of total assets as of September 1995, State Street is the 33rd largest bank holding company in the United States. State Street's total assets were $25.8 billion at December 31, 1995, of which $18.6 billion, or 72%, were investment securities and money market assets and $3.9 billion, or 15%, were loans.

    Services are provided from offices in the United States, as well as from offices in Canada, Grand Cayman, Netherland Antilles, the United Kingdom, France, Belgium, Luxembourg, Denmark, Germany, United Arab Emirates, Hong Kong, Taiwan, Japan, Australia, and New Zealand. State Street's executive offices are located at 225 Franklin Street, Boston, Massachusetts. For information as to foreign activities, refer to Note T to the Notes to Financial Statements which appear in State Street's 1995 Annual Report to Stockholders. Such information is incorporated by reference.

LINES OF BUSINESS
    State Street has three lines of business: financial asset services, investment management and commercial lending. In 1995, 65% of net income came from the broad and growing array of financial asset services, 24% came from commercial lending and 16% came from investment management. Corporate items reduced net income by 5%. The results of operations for State Street's lines of business are set forth in tabular form and discussed on pages 30 and 31 of State Street's 1995 Annual Report to Stockholders in management's discussion and analysis of financial condition and results of operation. Such information is incorporated by reference.

    FINANCIAL ASSET SERVICES
    Financial asset services are primarily accounting, custody and other services for large pools of assets such as mutual funds and pension plans, both defined benefit and defined contribution, and corporate trusteeship. A broad array of other services is provided, including accounting, information services and recordkeeping. Also provided are banking functions of accepting deposits, managing global cash, making loans and trading foreign exchange.

    With $1 trillion of mutual fund assets under custody, State Street is the leading mutual fund custodian in the United States, servicing 41% of the registered funds. State Street began providing mutual fund services in 1924 and servicing pension assets in 1974. Customers who sponsor the 2,842 U.S. mutual funds that State Street services include investment companies, broker/dealers, insurance companies and others. In addition, State Street services 242 offshore mutual funds and collective investment funds in other countries.

    State Street offers a full array of mutual fund services, including custody, portfolio and general ledger accounting, pricing, fund administration and information services. Shareholder accounting is provided through a 50%-owned affiliate.

    Servicing $927 billion of pension and other assets for North American customers, State Street is ranked as the largest servicer of tax-exempt assets for corporations and public funds in the United States and the largest global custodian for U.S. pension assets. Services include portfolio accounting, securities custody, securities lending, and other related services for retirement and other financial assets of benefit pension plans, unions, endowments, foundations, and nuclear decommissioning trusts. In addition, State Street provides global and domestic custody-related services for $115 billion in assets for customers outside North America.

    State Street acts as participant recordkeeper, securities custodian and trustee for defined contribution plans, such as 401(k) plans and ESOPs, and issues checks for employee benefit distributions. Corporate trust services for asset-backed securities, corporate securities, leveraged leases, and municipal securities are provided to investment banks, corporations, municipalities and government agencies from four offices in the United States. At year end 1995, bonds under trusteeship totaled $283 billion.

    State Street provides foreign exchange trading and global cash management services to financial institutions and corporations. Funds are gathered in the form of domestic and foreign deposits, federal funds purchased and securities sold under repurchase agreements from local, national and international sources. Trading and arbitrage operations are conducted with government securities, futures and options. Municipal dealer activities include underwriting, trading and distribution of general obligation tax-exempt bonds and notes. Treasury centers are located in Boston, London, Hong Kong, Tokyo, Sydney, Munich and Luxembourg. State Street also provides corporate finance services, including private placement of debt and equity, acquisitions and divestitures, and project finance.

    INVESTMENT MANAGEMENT
    State Street was a pioneer in the development of domestic and international index funds through State Street Global Advisors ("SSgA"). The products now offered by SSgA include enhanced index and fully-active equity strategies, short-term investment funds and fixed income products. These products are sold and managed both domestically and from locations outside the United States. State Street is ranked as the largest manager of internationally-indexed assets and the second largest manager of tax-exempt money in the United States. State Street is a leading New England trustee and money manager for individuals, and provides planned gift management services for non-profit organizations throughout the United States. At year-end 1995, institutional and personal trust assets under management totaled $226 billion.

    COMMERCIAL LENDING
    State Street provides corporate banking, specialized lending and international banking to business and financial institutions. One-third of the loan portfolio supports the short-term needs of financial asset services customers and securities brokers in conjunction with their trading and settlement activity. Corporate banking services are offered primarily to middle market companies in the Northeast as well as small businesses in the local community. Specialized lending is both regional and national, with specialities that include cable television, security alarm monitoring, technology-based companies, publishing, law firms, non-profit institutions, broker/dealers and other financial institutions. In addition, State Street engages in asset-based finance, leasing, real estate, and trade finance transactions. Trade finance includes letters of credit, collection, payment and other specialized services for importers and exporters.

SELECTED STATISTICAL INFORMATION
    The following tables contain State Street's consolidated statistical information relating to, and should be read in conjunction with, the consolidated financial statements, selected financial data and management's discussion and analysis of financial condition and results of operation, all of which appear in State Street's 1995 Annual Report to Stockholders and is incorporated by reference herein. Information reported in State Street's 1994 Form 10-K was restated for the acquisition of Investors Fiduciary Trust Company which was accounted for as a pooling of interests. This restated information was filed with the SEC on Form 8-K, dated May 19, 1995.

DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL
    The average statements of condition and net interest revenue analysis for the years indicated are presented below.

                                        1995                                1994                                1993
                            ------------------------------     ------------------------------      -------------------------------
                            AVERAGE                AVERAGE     AVERAGE                AVERAGE      AVERAGE                AVERAGE
                            BALANCE     INTEREST     RATE      BALANCE     INTEREST     RATE       BALANCE     INTEREST     RATE
                            -------     --------   -------     -------     --------    ------      -------     --------     ----
                                                      (DOLLARS IN THOUSANDS)

ASSETS
Interest-bearing
  deposits with
  banks(1) ............   $ 5,465,950    $286,749    5.25%    $ 5,182,776    $209,355    4.04%    $ 5,022,194    $201,400    4.01%
Securities purchased
  under resale
  agreements and
  securities
  borrowed ............     5,568,532     329,128    5.91       3,101,649     132,112    4.26       3,255,014     102,332    3.14
Federal funds sold ....       474,730      28,350    5.97         537,433      23,889    4.45         533,644      16,181    3.03
Trading account assets        412,413      21,137    5.13         532,108      26,095    4.90         415,525      16,693    4.02
Investment securities:
  U.S. Treasury and
    Federal agencies ..     4,139,383     243,936    5.89       3,454,886     184,251    5.33       2,181,353     124,699    5.72
  State and political
    subdivisions ......     1,183,372      70,562    5.96       1,119,909      56,956    5.09         731,943      39,780    5.43
  Other investments ...     2,211,650     133,712    6.05       2,596,978     138,942    5.35       2,168,790     117,843    5.43
Loans(2):
  Domestic ............     2,925,345     201,168    6.88       2,728,849     145,609    5.34       2,261,915     113,272    5.01
  Foreign .............       738,368      56,767    7.69         672,509      44,091    6.56         314,122      19,137    6.09
                         ------------   ---------            ------------   ---------            ------------   ---------
  Total interest-
    earning assets ....    23,119,743   1,371,509    5.93      19,927,097     961,300    4.82      16,884,500     751,337    4.45
                                        ---------                           ---------                           ---------
Cash and due from
 banks ................     1,025,646                           1,285,560                             979,258
Allowance for loan
 losses ...............       (61,749)                            (58,089)                            (57,522)
Premises and equipment        481,000                             462,005                             435,475
Customers' acceptance
  liability(3) ........        63,252                              29,580                              33,363
Other assets ..........     1,554,066                           1,148,959                             651,863
                         ------------                        ------------                        ------------
  Total Assets ........   $26,181,958                         $22,795,112                         $18,926,937
                         ============                        ============                        ============
LIABILITIES AND
  STOCKHOLDERS' EQUITY
Interest-bearing deposits:
  Savings .............   $ 1,912,798      85,160    4.45     $ 1,991,910      56,673    2.85     $ 2,253,434      55,199    2.45
  Time ................       131,008       7,170    5.47         172,411       7,790    4.52         234,250      12,281    5.24
  Foreign .............     8,470,367     323,717    3.82       7,391,851     216,227    2.93       4,953,696     146,051    2.95
Federal funds
 purchased ............       504,079      29,695    5.89         410,784      16,019    3.90         741,082      21,023    2.84
Securities sold under
  repurchase
  agreements ..........     7,080,311     400,224    5.65       4,957,940     201,992    4.07       4,180,945     121,403    2.90
Other short-term
 borrowings ...........       760,586      40,453    5.32         563,221      24,787    4.40         215,948       8,156    3.78
Notes payable .........       213,802      12,241    5.73         258,252      11,979    4.64         510,719      19,943    3.90
Long-term debt ........       127,036       8,525    6.71         128,130       8,625    6.73         122,403      10,023    8.19
                         ------------   ---------            ------------   ---------            ------------   ---------
  Total interest-
    bearing
    liabilities .......    19,199,987     907,185    4.72      15,874,499     544,092    3.43      13,212,477     394,079    2.98
                                        ---------   -----                   ---------   -----                   ---------   -----
Noninterest-bearing
  deposits ............     4,113,458                           4,700,888                           4,059,011
Acceptances outstanding
  (3) .................        63,570                              30,098                              33,956
Other liabilities .....     1,322,130                             905,514                             496,938
Stockholders' equity ..     1,482,813                           1,284,113                           1,124,555
                         ------------                        ------------                        ------------
  Total Liabilities and
    Stockholders'
    Equity ............   $26,181,958                         $22,795,112                         $18,926,937
                         ============                        ============                        ============

  Net interest revenue                   $464,324                            $417,208                            $357,258
                                         ========                            ========                            ========
  Excess of rate earned
    over rate paid ....                              1.21%                               1.39%                               1.47%
                                                    =====                                ====                                ====
Net Interest Margin(4)                               2.01%                               2.09%                               2.12%
                                                    =====                                ====                                ====

----------
(1) Amounts reported were with non-U.S. domiciled offices of other banks.
(2) Non-accrual loans are included in the average loan amounts outstanding.
(3) In 1995, 1994 and 1993, 22%, 43% and 13% of acceptances were foreign.
(4) Net interest margin is taxable equivalent net interest revenue divided by total average interest-earning assets.

    Interest revenue on non-taxable investment securities and loans in the above table includes the effect of taxable-equivalent adjustments, using a Federal income tax rate of 35%, adjusted for applicable state income taxes net of the related Federal tax benefit.

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

                                            1995 COMPARED TO 1994                          1994 COMPARED TO 1993
                                ---------------------------------------------  ---------------------------------------------
                                    INCREASE (DECREASE)                            INCREASE (DECREASE)
                                           DUE TO                   NET                   DUE TO                   NET
                                ----------------------------     INCREASE      ----------------------------     INCREASE
                                   VOLUME          RATE         (DECREASE)        VOLUME          RATE         (DECREASE)
                                   ------          ----         ----------        ------          ----         ----------
                                                                 (DOLLARS IN THOUSANDS)
Interest revenue related to:
Interest-bearing deposits
  with banks ...............      $ 11,967       $ 65,427       $  77,394        $  6,478       $  1,477        $  7,955
Securities purchased under
  resale agreements and
  securities borrowed ......       132,459         64,557         197,016          (4,560)        34,340          29,780
Federal funds sold .........        (2,295)         6,756           4,461             116          7,592           7,708
Trading account assets .....        (6,201)         1,243          (4,958)          5,262          4,140           9,402
Investment securities:
  U.S. Treasury and Federal
    agencies ...............        39,010         20,675          59,685          67,284         (7,732)         59,552
  State and political
    subdivisions ...........         3,365         10,241          13,606          19,544         (2,368)         17,176
  Other investments ........       (42,292)        37,062          (5,230)         22,879         (1,780)         21,099
Loans:
  Domestic .................        11,089         44,470          55,559          24,546          7,791          32,337
  Foreign ..................         4,588          8,088          12,676          23,392          1,562          24,954
                                   -------        -------         -------         -------        -------         -------
  Total interest-earning
   assets ..................       151,690        258,519         410,209         164,941         45,022         209,963
                                   -------        -------         -------         -------        -------         -------
Interest expense related to:
  Deposits:
    Savings ................        (2,155)        30,642          28,487          (3,764)         5,238           1,474
    Time ...................        (5,161)         4,541            (620)         (2,948)        (1,543)         (4,491)
    Foreign ................        34,667         72,823         107,490          71,312         (1,136)         70,176
Federal funds purchased ....         4,210          9,466          13,676         (31,393)        26,389          (5,004)
Securities sold under
  repurchase agreements ....       104,053         94,179         198,232          25,432         55,157          80,589
Other short-term borrowings          9,821          5,845          15,666          15,081          1,550          16,631
Notes payable ..............          (725)           987             262         (12,846)         4,882          (7,964)
Long-term debt .............           (73)           (27)           (100)            499         (1,897)         (1,398)
                                   -------        -------         -------         -------        -------         -------
Total interest-bearing
 liabilities ...............       144,637        218,456         363,093          61,373         88,640         150,013
                                   -------        -------         -------         -------        -------         -------
  Net Interest Revenue .....      $  7,053       $ 40,063        $ 47,116        $103,568       $(43,618)       $ 59,950
                                  ========       ========        ========        ========       ========        ========

INVESTMENT PORTFOLIO
    State Street adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," on January 1, 1994. Under SFAS No. 115, debt securities for which State Street has the intent and ability to hold to maturity are classified as held-to- maturity securities and reported at amortized cost. Securities that are classified as available-for-sale securities are reported at fair value. Investment securities consisted of the following at December 31:

                                                                    1995              1994              1993
                                                                 ---------         ---------         ---------
                                                                             (DOLLARS IN THOUSANDS)
HELD TO MATURITY (at amortized cost)
U.S. Treasury and Federal agencies ........................      $  824,399        $1,668,987        $1,272,370
State and political subdivisions ..........................                         1,130,197         1,083,879
Asset-backed securities ...................................                         2,346,931         2,028,099
Other investments .........................................                            41,155            99,756
                                                                 ----------        ----------        ----------
    Total .................................................      $  824,399        $5,187,270        $4,484,104
                                                                 ==========        ==========        ==========
AVAILABLE FOR SALE (at fair value*)
U.S. Treasuries and Federal agencies ......................      $2,283,982        $3,319,417        $1,317,880
State and political subdivisions ..........................       1,306,233
Asset-backed securities ...................................       1,665,361
Other investments .........................................         279,788           162,892           483,502
                                                                 ----------        ----------        ----------
    Total .................................................      $5,535,364        $3,482,309        $1,801,382
                                                                 ==========        ==========        ==========

* In 1993 at lower of cost or market

    On November 15, 1995, the Financial Accounting Standards Board issued a Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities." In accordance with provisions in that Special Report, State Street chose to reclassify certain securities from held to maturity to available for sale on December 1, 1995. At the date of transfer, the amortized cost of those securities was $3,828,808,000 and the net unrealized gain on those securities was $2,684,000, which was recorded net of tax in stockholders' equity at the date of transfer.

    The maturities of investment securities at December 31, 1995 and the weighted average yields (fully taxable equivalent basis) were as follows:

                                                                            MATURING
                             ------------------------------------------------------------------------------------------------------
                                                              AFTER ONE                 AFTER FIVE
                                     ONE YEAR                 BUT WITHIN                BUT WITHIN                  AFTER
                                     OR LESS                  FIVE YEARS                TEN YEARS                 TEN YEARS
                             ------------------------  ------------------------  ------------------------  ------------------------
                                 AMOUNT      YIELD         AMOUNT      YIELD         AMOUNT      YIELD         AMOUNT      YIELD
                                 ------      -----         ------      -----         ------      -----         ------      -----
                                                                     (DOLLARS IN THOUSANDS)
HELD TO MATURITY
U.S. Treasury and
  Federal agencies ..........  $  444,480     5.20%      $  379,919     6.22%
                               ----------                ----------
    Total ...................  $  444,480                $  379,919
                               ==========                ==========
AVAILABLE FOR SALE
U.S. Treasury and
  Federal agencies ..........  $  470,584     6.49       $1,677,034     6.01        $ 45,173      7.07%       $ 91,186      7.25%
State and political
  subdivisions ..............     560,360     6.84          615,342     6.98          88,999      6.98          41,537      7.50
Asset-backed securities......   1,086,784     6.16          492,833     6.14          51,697      6.00          34,046      6.00
Other investments ...........      39,653     6.03          240,136     5.53
                               ----------                ----------                 --------                  --------
    Total ...................  $2,157,381                $3,025,345                 $185,869                  $166,769
                               ==========                ==========                 ========                  ========

LOAN PORTFOLIO
    Domestic and foreign loans at December 31 and average loans outstanding for the years ended December 31, were as follows:

                                   1995            1994            1993            1992            1991
                              --------------  --------------  --------------  --------------  --------------
                                                          (DOLLARS IN THOUSANDS)
Domestic:
  Commercial and financial .      $2,572,553      $2,070,145      $1,889,143      $1,519,037      $1,411,994
  Real estate ..............          95,782         100,549          94,073         105,156         128,376
  Consumer .................          47,355          41,323          46,315          64,841          75,366
  Lease financing ..........         315,115         341,640         254,525         251,761         211,350
                                  ----------      ----------      ----------      ----------      ----------
    Total domestic .........       3,030,805       2,553,657       2,284,056       1,940,795       1,827,086
                                  ----------      ----------      ----------      ----------      ----------

Foreign:
  Commercial and industrial          633,601         510,638         295,716          50,838          67,622
  Banks and other financial
   institutions ............          56,984          52,597          25,940           8,838           7,495

  Government and official
    institutions ...........           2,012           1,000           1,000           1,000           1,000
  Lease financing ..........         256,146         110,055          70,976
  Other ....................           6,594           5,274           2,486           2,242           2,112
                                  ----------      ----------      ----------      ----------      ----------
    Total foreign ..........         955,337         679,564         396,118          62,918          78,229
                                  ----------      ----------      ----------      ----------      ----------
    Total loans ............      $3,986,142      $3,233,221      $2,680,174      $2,003,713      $1,905,315
                                  ==========      ==========      ==========      ==========      ==========
Average loans outstanding ..      $3,663,713      $3,401,358      $2,576,037      $2,070,345      $2,107,388
                                  ==========      ==========      ==========      ==========      ==========
    Loan maturities for selected loan categories at December 31, 1995 were as follows:

                                                                                            AFTER ONE
                                                                             ONE YEAR       BUT WITHIN       AFTER
                                                                             OR LESS        FIVE YEARS    FIVE YEARS
                                                                             -------        ----------    ----------
                                                                                    (DOLLARS IN THOUSANDS)
    Commercial and financial ..........................................     $2,089,580       $313,478      $169,495
    Real estate .......................................................         33,175         49,643        12,964
    Foreign ...........................................................        678,777          5,845       270,714

    The following table shows the classification of the above loans due after one year according to sensitivity to changes in interest rates:
                                                                                   (DOLLARS IN THOUSANDS)
    Loans with predetermined interest rates ....................................          $407,101
    Loans with floating or adjustable interest rates ...........................           415,038
                                                                                          -------
        Total ..................................................................          $822,139
                                                                                          ========

    Loans are evaluated on an individual basis to determine the appropriateness of renewing each loan. State Street does not have a general rollover policy. Unearned revenue included in loans was $3,458,000 and $4,112,000 at December 31, 1995 and 1994, respectively.

NON-ACCRUAL LOANS
    It is State Street's policy to place loans on a non-accrual basis when they become 60 days past due as to either principal or interest, or when in the opinion of management, full collection of principal or interest is unlikely. Loans eligible for non-accrual, but considered both well secured and in the process of collection, are treated as exceptions and may be exempted from nonaccrual status. When the loan is placed on non-accrual, the accrual of interest is discontinued and previously recorded but unpaid interest is reversed and charged against current earnings. Past due loans are loans on which principal or interest payments are over 90 days delinquent, but where interest continues to be accrued.

    The following schedule discloses information concerning non-accrual and past due loans:

                                                                     DECEMBER 31,
                                          -------------------------------------------------------------------
                                             1995          1994          1993          1992          1991
                                          -----------   -----------   -----------   -----------   -----------
                                                                 (DOLLARS IN THOUSANDS)
Non-accrual:
  Domestic .............................      $15,502       $23,043       $26,804       $39,954       $39,620
  Foreign ..............................                                                    323         1,337
                                              -------       -------       -------       -------       -------
    Total non-accrual ..................      $15,502       $23,043       $26,804       $40,277       $40,957
                                              =======       =======       =======       =======       =======
Past due:
  Domestic .............................      $   250       $    41       $    86       $   288       $    44
  Foreign ..............................                                                     65           507
                                              -------       -------       -------       -------       -------
    Total past due .....................      $   250       $    41       $    86       $   353       $   551
                                              =======       =======       =======       =======       =======

    The interest revenue for 1995 which would have been recorded related to these non-accrual loans is $2,034,000 for domestic loans. The interest revenue that was recorded on these non-accrual loans was $445,000, all of which relates to domestic loans.

ALLOWANCE FOR LOAN LOSSES
    The changes in the allowance for loan losses for the years ended December
31, were as follows:
                                             1995          1994          1993          1992          1991
                                          -----------   -----------   -----------   -----------   -----------
                                                                 (DOLLARS IN THOUSANDS)
Balance at beginning of year:
  Domestic .............................      $52,424       $50,968       $56,987       $64,323       $49,007
  Foreign ..............................        5,760         3,348           944         1,565         1,968
                                              -------       -------       -------       -------       -------
    Total allowance for loan losses ....       58,184        54,316        57,931        65,888        50,975
                                              -------       -------       -------       -------       -------
Provision (credit) for loan losses:
  Domestic .............................        3,789         9,485        10,247        11,734        59,989
  Foreign ..............................        4,211         2,084         1,073           467            23
                                              -------       -------       -------       -------       -------
    Total provision for loan losses ....        8,000        11,569        11,320        12,201        60,012
                                              -------       -------       -------       -------       -------
Loan charge-offs:
  Commercial and financial .............        4,649        10,189        15,241         9,794        33,687
  Real estate ..........................          538                       1,627        10,553        10,940
  Consumer .............................          140           288         1,416         1,811         2,273
  Lease Financing ......................          203
  Foreign ..............................        1,196                         261         1,356           870
                                              -------       -------       -------       -------       -------
    Total loan charge-offs .............        6,726        10,477        18,545        23,514        47,770
                                              -------       -------       -------       -------       -------
Recoveries:
  Commercial and financial .............        1,874         1,818         1,178         1,414         1,494
  Real estate ..........................          895           215           279           747            52
  Consumer .............................          350           415           561           927           681
  Foreign ..............................          914           328           187           268           444
                                             --------       -------       -------       -------       -------
    Total recoveries ...................        4,033         2,776         2,205         3,356         2,671
                                              -------       -------       -------       -------       -------
    Net loan charge-offs ...............        2,693         7,701        16,340        20,158        45,099
                                              -------       -------       -------       -------       -------
Allowance of foreign subsidiary purchased                                   1,405
Balance at end of year:
  Domestic .............................       53,802        52,424        50,968        56,987        64,323
  Foreign ..............................        9,689         5,760         3,348           944         1,565
                                              -------       -------       -------       -------       -------
    Total allowance for loan losses ....      $63,491       $58,184       $54,316       $57,931       $65,888
                                              =======       =======       =======       =======       =======
Ratio of net charge-offs to average
 loans outstanding .....................          .07%          .23%          .63%          .97%         2.14%
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

    State Street adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118 on January 1, 1995. SFAS No. 114 requires that the allowance for loan losses related to certain loans be evaluated based on discounted cash flows using the loans initial effective interest rate or the fair value of the underlying collateral for certain collateral dependent loans. Prior to January 1, 1995, the allowance for loan losses related to these loans was based on undiscounted cash flows or the fair value of the collateral for collateral dependent loans. The adoption of SFAS No. 114 did not have a material effect on the financial statements of State Street.

    While the allowance is established to absorb probable losses inherent in the total loan portfolio, management allocates the allowance for loan losses to specific loans, selected portfolio segments and certain off-balance sheet exposures and commitments. Adversely classified loans in excess of $1 million are individually reviewed to evaluate risk of loss and assigned a specific allocation of the allowance. The allocations are based on an assessment of potential risk of loss and include evaluations of the borrowers' financial strength, discounted cash flows, collateral, appraisals and guarantees. The allocations to portfolio segments and off-balance sheet exposures are based on management's evaluation of relevant factors, including the current level of problem loans and current economic trends. These allocations are also based on subjective estimates and management judgment, and are subject to change from quarter-to-quarter. In addition, a portion of the allowance remains unallocated as a general reserve for the entire loan portfolio.

    The provision for loan losses is a charge to earnings for the current period which is required to maintain the total allowance at a level considered adequate in relation to the level of risk in the loan portfolio. The provision for loan losses was $8.0 million in 1995, compared with $11.6 million for 1994.

    At December 31, 1995, the allowance for loan losses was $63.5 million, or 1.59% of loans. This compares with an allowance of $58.2 million or 1.80% of loans a year ago. This decline reflects improvement in measures of credit quality and a continuing satisfactory outlook for general economic conditions and its effect on borrowers.

CREDIT QUALITY
    At December 31, 1995, loans comprised 15% of State Street's assets. State Street's loan policies limit the size of individual loan exposures to reduce risk through diversification.

    In 1995, net charge-offs declined to $2.7 million from $7.7 million in 1994. Net charge-offs as a percentage of average loans were .07% compared to .23% for 1994.

    At December 31, 1995, total non-performing assets were $18.7 million, an $8.7 million decrease from year-end 1994. For 1995 and 1994, respectively, non-performing assets include $15.5 million and $23.0 million of non-accrual loans and $3.2 million and $4.4 million of other real estate owned. In 1995, loans placed on non-accrual status were more than offset by charge-offs, payments, and the return to accrual status of several loans. The decline in other real estate owned resulted from property sales.

    In 1995, measures of credit quality improved, as discussed above, as did the general economic outlook. We expect these levels of credit quality to continue in 1996. It is anticipated that gross charge-offs in 1996 will generally approximate the 1995 level and are expected to be primarily in the commercial and financial category.

CROSS-BORDER OUTSTANDINGS
    Countries with which State Street has cross-border outstandings (primarily deposits and letters of credit to banks and other financial institutions) of at least 1% of its total assets at December 31, 1995, 1994 and 1993, were as follows:

                                            1995         1994         1993
                                         -----------  -----------  -----------
                                                (DOLLARS IN THOUSANDS)
Japan .................................   $  920,426   $1,708,021   $1,688,130
France ................................      852,257      461,919      519,565
United Kingdom ........................      834,392      543,055      613,515
Australia .............................      784,241      648,697      498,671
Germany ...............................      727,741      438,624      339,477
Italy .................................      620,044      527,682      367,931
Netherlands ...........................      487,270      101,797      224,622
Canada ................................      359,025      265,322      289,152
Belgium ...............................      336,681
Hong Kong .............................                                206,443
                                          ----------   ----------   ----------
    Total outstandings ................   $5,922,077   $4,695,117   $4,747,506
                                          ==========   ==========   ==========

    Aggregate of cross-border outstandings in countries having between .75% and 1% of total assets at December 31, 1995 was $240,169,000 (Austria); at December 31, 1994 was $176,988,000 (Switzerland); and at December 31, 1993 was $171,688,000 (Belgium).

DEPOSITS
    The average balance and rates paid on interest-bearing deposits for the years ended December 31, were as follows:

                                                 1995                   1994                   1993
                                       ----------------------  ---------------------  ---------------------
                                         AVERAGE     AVERAGE     AVERAGE    AVERAGE     AVERAGE    AVERAGE
                                         BALANCE       RATE      BALANCE      RATE      BALANCE      RATE
                                       ------------  --------  -----------  --------  -----------  --------
                                                              (DOLLARS IN THOUSANDS)
Domestic:
Noninterest-bearing deposits ........    $4,063,553             $4,639,336             $4,025,974
Savings deposits ....................     1,912,798     4.45%    1,991,910     2.85%    2,253,434     2.45%
Time deposits .......................       131,008     5.47       172,411     4.52       234,250     5.24
                                         ----------             ----------             ----------
       Total domestic ...............    $6,107,359             $6,803,657             $6,513,658
                                         ==========             ==========             ==========
Foreign:
  Noninterest-bearing deposits ......    $   49,905             $   61,552             $   33,037
  Interest-bearing ..................     8,470,367     3.82%    7,391,851     2.93%    4,953,696     2.95%
                                         ----------

    Total foreign ..................     $8,520,272             $7,453,403             $4,986,733
                                         ==========             ==========             ==========

    Maturities of domestic certificates of deposit of $100,000 or more at December 31, 1995, were as follows:

                                                         (DOLLARS IN THOUSANDS)

  3 months or less .....................................        $148,937
  3 to 6 months ........................................          13,513
  6 to 12 months .......................................          14,693
  Over 12 months .......................................           1,905
                                                                --------
      Total ............................................        $179,048
                                                                ========

    At December 31, 1995, substantially all foreign time deposit liabilities were in amounts of $100,000 or more. Included in noninterest-bearing deposits were foreign deposits of $28,265,000, $44,816,000 and $28,519,000 at December 31, 1995, 1994 and 1993, respectively.

RETURN ON EQUITY AND ASSETS AND CAPITAL RATIOS
    The return on equity, return on assets, dividend payout ratio, equity to assets ratio and capital ratios for the years ended December 31, were as follows:

                                                                    1995              1994              1993
                                                                    ----              ----              ----
Net income to:
  Average stockholders' equity ............................         16.7%             17.2%             16.8%
  Average total assets ....................................          .94               .97              1.00
Dividends declared to net income ..........................         22.7              20.8              20.8
Average equity to average assets ..........................          5.7               5.6               5.9

Risk-based capital ratios:
   Tier 1 capital .........................................         14.0              13.6              12.6
   Total capital ..........................................         14.5              14.2              13.1
Leverage Ratio ............................................          5.6               5.6               5.5

SHORT-TERM BORROWINGS
    The following table reflects the amounts outstanding and weighted average interest rates of the primary components of short-term borrowings as of and for the years ended:

                                                                          FEDERAL            SECURITIES SOLD
                                                                           FUNDS            UNDER REPURCHASE
                                                                         PURCHASED             AGREEMEMTS
                                                                         ---------            -------------
                                                                                 (DOLLARS IN THOUSANDS)
Balance as of December 31:
    1995 .........................................................      $  467,305             $5,120,950
    1994 .........................................................         113,143              4,798,261
    1993 .........................................................         269,083              3,012,498
Maximum outstanding at any month end:
    1995 .........................................................      $  970,530             $7,372,277
    1994 .........................................................         745,443              6,684,105
    1993 .........................................................       1,081,811              5,352,620
Average outstanding during the year:
    1995 .........................................................      $  504,079             $7,080,311
    1994 .........................................................         410,784              4,957,940
    1993 .........................................................         741,082              4,180,945
Weighted average interest rate at end of year:
    1995 .........................................................            3.47%                  5.17%
    1994 .........................................................            5.28                   4.91
    1993 .........................................................            2.72                   2.72
Weighted average interest rate during the year:
    1995 .........................................................            5.89%                  5.65%
    1994 .........................................................            3.90                   4.07
    1993 .........................................................            2.84                   2.89

COMPETITION
    State Street operates in a highly competitive environment in all areas of its business on a worldwide basis, including servicing financial assets, investment management and commercial lending. In addition to facing strong competition from other deposit taking institutions, State Street faces strong competition from investment management firms, private trustees, insurance companies, mutual funds, broker/dealers, investment banking firms, law firms, benefit consultants, and business service companies. As State Street expands globally, additional sources of competition are encountered.

EMPLOYEES
    At December 31, 1995, State Street had 11,324 employees, of whom 10,996 were full-time.

REGULATION AND SUPERVISION
    State Street is registered with the Board of Governors of the Federal Reserve System (the "Board") as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the "Act"). The Act, with certain exceptions, limits the activities that may be engaged in by State Street and its non-bank subsidiaries, which includes non bank companies which it owns or controls more than 5% of a class of voting shares, to those which are deemed by the Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making such determination, the Board must consider whether the performance of any such activity by a subsidiary of State Street can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The Board is authorized to differentiate between activities commenced de novo and those commenced by the acquisition in whole or in part of a going concern. The Board may order a bank holding company to terminate any activity or its ownership or control of a nonbank subsidiary if the Board finds that such activity or ownership or control constitutes a serious risk to the financial safety, soundness or stability of a subsidiary bank and is inconsistent with sound banking principles or statutory purposes. In the opinion of management, all of State Street's present subsidiaries are within the statutory standard or are otherwise permissible. The Act also requires a bank holding company to obtain prior approval of the Board before it may acquire substantially all the assets of any bank or ownership or control of more than 5% of the voting shares of any bank.

    The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") generally permits bank holding companies to acquire banks located in any state, without regard as to whether the transaction is prohibited under state law, commencing on September 29, 1995. In addition, it generally permits national and state chartered banks to merge across state lines (and thereby create interstate branches) commencing June 1, 1997. Under the provisions of the Interstate Act, states are permitted to "opt out" of this latter interstate branching authority by taking action prior to the commencement date. States may also "opt in" early (i.e., prior to June 1, 1997) to the interstate merger provisions. Further, the Interstate Act provides that states may act affirmatively to permit de novo branching by banking institutions across state lines.

    The Board has established risk-based capital guidelines that require minimum ratios of capital to risk-weighted assets and certain off-balance sheet credit exposure. The Board also maintains a leverage ratio guideline that is a measure of capital to total average balance sheet assets. Information on State Street's capital appears on the return on equity and assets and capital ratio table of this report.

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

    Federal Reserve Board regulations require a bank holding company to act as a source of financial and managerial strength to its subsidiary banks. Under this regulation, State Street may be required to commit resources to its subsidiary banks in circumstances where it might not do so absent such regulation. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority payment.

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

    The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") has as its primary objectives to recapitalize the Bank Insurance Fund and strengthen the regulation and supervision of financial institutions. During 1995, the federal banking agencies continued the process of promulgating regulations to implement the statute.

    The "Prompt Corrective Action" provisions of the FDICIA are for the stated purpose: "to resolve the problems of insured depository institutions at the least possible long-term loss to the deposit insurance fund." Each federal banking agency has implemented prompt corrective action regulations for the institutions that it regulates. The statute requires or permits the agencies to take certain supervisory actions when an insured depository institution falls within one of five specifically enumerated capital categories. It also restricts or prohibits certain activities and requires the submission of a capital restoration plan when an insured institution becomes undercapitalized. The implementing regulations establish the numerical limits for the capital categories and establish procedures for issuing and contesting prompt corrective action directives. The five tiers of capital measurement range from "well capitalized" to "critically undercapitalized". To be within the category "well capitalized", an insured depository institution must have a total risk- based capital ratio of 10.0 percent or greater, a Tier 1 risk-based capital ratio of
6.0 percent or greater, and a leverage ratio of 5.0 percent or greater, and the institution must not be subject to an order, written agreement, capital directive, or prompt corrective action directive to meet specific capital requirements. An insured institution is "adequately capitalized" if it has a total risk-based capital ratio of 8.0 percent or greater, a Tier 1 risk-based capital ratio of 4.0 percent or greater, and a leverage ratio of 4.0 percent or greater (or a leverage ratio of 3.0 percent or greater if the institution is rated composite 1 under the regulatory rating system). The final three capital categories are levels of undercapitalized, which trigger mandatory statutory provisions. While other factors in addition to capital ratios determine an institution's capital category, State Street Bank's capital ratios were within the "well-capitalized" category at December 31, 1995.

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

    As required by the FDICIA, the FDIC adopted a regulation that permits only well capitalized banks, and adequately capitalized banks that have received waivers from the FDIC, to accept, renew or roll over brokered deposits. Regulations have also been adopted by the FDIC to limit the activities conducted as a principal by, and the equity investments of, state-chartered banks to those permitted for national banks. Banks may apply to the FDIC for approval to continue to engage in accepted investments and activities.

    Other FDICIA regulations adopted require independent audits, an independent audit committee of the bank's board of directors, stricter truth- in-savings provisions, and standards for real estate lending. The FDICIA amended deposit insurance coverage and the FDIC has implemented a rule specifying the treatment of accounts to be insured up to $100,000.

    Under other provisions of FDICIA, the federal banking agencies have adopted safety and soundness standards for banks in a number of areas including: internal controls, internal audit systems, information systems, credit underwriting, interest rate risk, executive compensation and minimum earnings. The agencies have also adopted rules to revise risk-based capital standards to take account of interest rate risk, as required by FDICIA.

    Legislation enacted as part of the Omnibus Budget Reconciliation Act of 1993 provides that deposits in U.S. offices and certain claims for administrative expenses and employee compensation against a U.S. insured depository institution which has failed will be afforded a priority over other general unsecured claims, including deposits in non-U.S. offices and claims under non-depository contracts in all offices, against such an institution in the "liquidation or other resolution" of such and institution by any receiver. Accordingly, such priority creditors (including FDIC, as the subrogee of insured depositors) of State Street Bank will be entitled to priority over unsecured creditors in the event of a "liquidation or other resolution" of such institution.

DIVIDENDS
    As a bank holding company, State Street is a legal entity separate and distinct from State Street Bank and its other non-bank subsidiaries. State Street's principal source of cash revenues is dividends from State Street Bank and its other non-bank subsidiaries. The right of State Street to participate as a stockholder in any distribution of assets of a subsidiary upon its liquidation or reorganization or otherwise is subject to the prior claims by creditors of the subsidiary, including obligations for federal funds purchased and securities sold under repurchase agreements, as well as deposit liabilities. Payment of dividends by State Street Bank is subject to provisions of the Massachusetts banking law which provides that dividends may be paid out of net profits provided (i) capital stock and surplus remain unimpaired, (ii) dividend and retirement fund requirements of any preferred stock have been met, (iii) surplus equals or exceeds capital stock, and (iv) there are deducted from net profits any losses and bad debts, as defined, in excess of reserves specifically established therefore. Under the Federal Reserve Act, the approval of the Board of Governors of the Federal Reserve System would be required if dividends declared by the Bank in any year would exceed the total of its net profits for that year combined with retained net profits for the preceding two years, less any required transfers to surplus. Under applicable federal and state law restrictions, at December 31, 1995, State Street Bank could have declared and paid dividends of $426,266,000 without regulatory approval. Future dividend payments of the Bank and non-bank subsidiaries cannot be determined at this time.

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

ITEM 2.  PROPERTIES

    State Street's headquarters are located in the State Street Bank Building, a 34-story building at 225 Franklin Street, Boston, Massachusetts, which was completed in 1965. State Street leases approximately 451,000 square feet (or approximately 49% of the space in this building) for a 30-year initial term with two successive extension options of 20 years each at negotiated rental rates. State Street exercised the first of the two options which became effective on January 1, 1996 for a term of 20 years.

    State Street owns five buildings located in Quincy, Massachusetts, a suburb of Boston. Four of the buildings, containing a total of approximately 1,365,000 square feet, function as State Street Bank's operations facilities. State Street Bank occupies approximately 1,320,000 square feet and subleases the remaining space. The fifth building, with 186,000 square feet, is leased to Boston Financial Data Services, Inc., a 50% owned affiliate. Additionally, State Street owns a 98,000 square foot building in Westborough, Massachusetts which is used as a second data center.

    The remaining offices and facilities of State Street and its subsidiaries are leased. As of December 31, 1995, the aggregate mortgage and lease payments, net of sublease revenue, payable within one year amounted to $38,143,000, plus assessments for real estate tax, cleaning and operating escalations.

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

NAME                              AGE      POSITION
----                              ---      --------
Marshall N. Carter .............. 55       Chairman and Chief Executive Officer
David A. Spina .................. 53       President and Chief Operating Officer
A. Edward Allinson .............. 61       Executive Vice President
Dale L. Carleton ................ 50       Executive Vice President
Nicholas A. Lopardo ............. 48       Executive Vice President
Ronald L. O'Kelley .............. 50       Executive Vice President, Chief
                                            Financial Officer and Treasurer
Albert E. Petersen .............. 49       Executive Vice President
David J. Sexton ................. 55       Executive Vice President

    All executive officers are elected by the Board of Directors. There are no family relationships among any of the directors and executive officers of State Street. With the exception of Messrs. Carter, O'Kelley and Petersen, all of the executive officers have been officers of State Street for five years of more.

    Mr. Carter became President of State Street in July, 1991, Chief Executive Officer in January, 1992 and Chairman in January 1993. Prior to joining State Street, he was with Chase Manhattan Bank for 15 years, including the last three as head of global securities services.

    Mr. Spina became President and Chief Operating Officer in December, 1995.

    Mr. O'Kelley became an officer of State Street in December, 1995. Prior to joining State Street, he was Vice President and Chief Financial Officer of Douglas Aircraft Company, a subsidiary of McDonnell Douglas Corporation. Prior to that he was Senior Vice President and Chief Financial Officer of Rolls-Royce, Inc.

    Mr. Petersen became an officer of State Street in August, 1991. Prior to joining State Street, he was an Executive Vice President at First Empire State Corporation, a bank holding company, responsible for operations and systems.

                                   PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
         MATTERS

    Information concerning the market prices of and dividends on State Street's common stock during the past two years appears on page 36 of State Street's 1995 Annual Report to Stockholders and is incorporated by reference. There were 5,773 stockholders of record at December 31, 1995. Prior to February 1995, State Street common stock was traded on the NASDAQ National Market System, ticker symbol: STBK. In February 1995, State Street's common stock was listed for trading on the New York Stock Exchange, ticker symbol: STT.

ITEM 6.  SELECTED FINANCIAL DATA

    The information required by this item is set forth on page 23 of State Street's 1995 Annual Report to Stockholders and is incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

    The information required by this item appears in State Street's 1995 Annual Report to Stockholders on pages 2 through 4 and pages 24 through 39 and is incorporated by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL FINANCIAL DATA

    The Consolidated Financial Statements, Report of Independent Auditors and Supplemental Financial Data appear on pages 40 through 61 of State Street's 1995 Annual Report to Stockholders and are incorporated by reference. In addition, discussion of restrictions on transfer of funds from State Street Bank to Registrant is included in Part 1, Item 1, "Dividends."

ITEM 9. CHANGES IN OR DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information concerning State Street's directors appears on pages 2 through 6 of State Street's Proxy Statement for the 1996 Annual Meeting of Stockholders under the caption "Election of Directors" which Statement is to be filed with the Securities and Exchange Commission. Such information is incorporated by reference.

    Information concerning State Street's executive officers appears under the caption "Executive Officers of the Registrant" in Item 4.A of this Report.

    Information concerning compliance with Section 16(a) of the Securities Exchange Act appears on page 9 of State Street's Proxy Statement for the 1996 Annual Meeting of Stockholders under the caption "Compliance with Section 16 (a) of the Securities Exchange Act." Such information is incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    Information concerning compensation of the executives of State Street appears on pages 10 through 23 in State Street's Proxy Statement for the 1996 Annual Meeting of Stockholders. Such information is incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information concerning security ownership of certain beneficial owners and management appears on pages 8 and 9 in State Street's Proxy Statement for the 1996 Annual Meeting of Stockholders. Such information is incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information concerning certain relationships and related transactions appears on pages 9 and 10 in State Street's Proxy Statement for the 1996 Annual Meeting of Stockholders under the caption "Certain Transactions." Such information is incorporated by reference.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) Financial Statements -- The following consolidated financial statements of State Street included in its Annual Report to Stockholders for the year ended December 31, 1995, are incorporated by reference in Item 8 hereof:

          Consolidated Statement of Income -- Years ended December 31, 1995, 1994 and 1993

          Consolidated Statement of Condition -- December 31, 1995 and 1994

          Consolidated Statement of Cash Flows -- Years ended December 31, 1995, 1994 and 1993

          Consolidated Statement of Changes in Stockholders' Equity - Years ended December 31, 1995, 1994 and 1993

          Notes to Financial Statements

          Report of Independent Auditors

    (2) Financial Statement Schedules -- Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are not required under the related instructions, are inapplicable, or the information is contained herein and therefore have been omitted.

    (3)   Exhibits
          A list of the exhibits filed or incorporated by reference appears following page 18 of this Report, which information is incorporated by reference.

(b)       Reports on Form 8-K
          No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, on March 21, 1996, thereunto duly authorized.

                                        STATE STREET BOSTON CORPORATION
                                        By /s/  REX S. SCHUETTE
                                           -----------------------------
                                                REX S. SCHUETTE
                                         Senior Vice President and Comptroller

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 21, 1996 by the following persons on behalf of the registrant and in the capacities indicated.

OFFICERS:

/s/ MARSHALL N. CARTER                                 /s/ RONALD L. O'KELLEY
    -------------------------------------------------      ---------------------------------------------
    MARSHALL N. CARTER, Chairman                           RONALD L. O'KELLEY, Executive
     and Chief Executive Officer                            Vice President and Chief Financial Officer

                                                       /s/ REX S. SCHUETTE
                                                           ---------------------------------------------
                                                           REX S. SCHUETTE, Senior Vice President
                                                            and Comptroller

DIRECTORS:

/s/ TENLEY E. ALBRIGHT                                 /s/ JOSEPH A. BAUTE
    -------------------------------------------------      ---------------------------------------------
    TENLEY E. ALBRIGHT                                     JOSEPH A. BAUTE

/s/ I. MACALLISTER BOOTH                               /s/ JAMES I. CASH
    -------------------------------------------------      ---------------------------------------------
    I. MACALLISTER BOOTH                                   JAMES I. CASH

/s/ TRUMAN S. CASNER                                   /s/ NADER F. DAREHSHORI
    -------------------------------------------------      ---------------------------------------------
    TRUMAN S. CASNER                                       NADER F. DAREHSHORI

/s/ ARTHUR L. GOLDSTEIN                                /s/ CHARLES F. KAYE
    -------------------------------------------------      ---------------------------------------------
    ARTHUR L. GOLDSTEIN                                    CHARLES F. KAYE

/s/ JOHN M. KUCHARSKI                                  /s/ CHARLES R. LAMANTIA
    -------------------------------------------------      ---------------------------------------------
    JOHN M. KUCHARSKI                                      CHARLES R. LAMANTIA

/s/ DAVID B. PERINI                                    /s/ DENNIS J. PICARD
    -------------------------------------------------      ---------------------------------------------
    DAVID B. PERINI                                        DENNIS J. PICARD

/s/ ALFRED POE                                         /s/ BERNARD W. REZNICEK
    -------------------------------------------------      ---------------------------------------------
    ALFRED POE                                             BERNARD W. REZNICEK

/s/ DAVID A. SPINA                                     /s/ ROBERT E. WEISSMAN
    -------------------------------------------------      ---------------------------------------------
    DAVID A. SPINA                                         ROBERT E. WEISSMAN

                                EXHIBIT INDEX

EXHIBIT 2. PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR
           SUCCESSION

     2.1 Acquisition agreement dated September 27, 1994 among Registrant, Kemper Financial Services, Inc. and DST Systems, Inc. pertaining to the acquisition of IFTC Holdings, Inc. (filed with the Securities and Exchange Commission as Exhibit 2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 and incorporated by reference)

EXHIBIT 3. ARTICLES OF INCORPORATION AND BY-LAWS

     3.1  Restated Articles of Organization as amended (filed herewith)

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

     4.4 Indenture dated as of May 1, 1983 between State Street Boston Corporation and Morgan Guaranty Trust Company of New York, Trustee, relating to the Company's 7 3/4% Convertible Subordinated Debentures due 2008 (filed with the Securities and Exchange Commission as Exhibit 4 to the Registrant's Registration Statement on Form S-3 filed on April 22, 1983, Commission File No. 2-83251 and incorporated by reference)

     4.5 Indenture dated as of August 2, 1993 between State Street Boston Corporation and The First National Bank of Boston, as trustee (filed with the Securities and Exchange Commission as Exhibit 4 to the Registrant's Current Report on Form 8-K dated October 8, 1993 and incorporated by reference)

     4.6 Instrument of Resignation, appointment, and acceptance, dated as of February 14, 1996 between State Street Boston Corporation, The First National Bank of Boston (resigning trustee) and Fleet National Bank of Massachusetts (successor trustee) (filed herewith)

EXHIBIT 10. MATERIAL CONTRACTS

          Executive Compensation Plans and Agreements:

    10.1 State Street Boston Corporation 1981 Stock Option and Performance Share Plan, as amended (filed with the Securities and Exchange Commission as Exhibit 10.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1981 and incorporated by reference)

    10.2 State Street Boston Corporation 1984 Stock Option Plan as amended (filed with the Securities and Exchange Commission as Exhibit 4(a) to Registrant's Registration Statement on Form S-8 (File No. 2-93157) and incorporated by reference)

    10.3 State Street Boston Corporation 1985 Stock Option and Performance Share Plan as amended (filed with the Securities and Exchange Commission as Exhibit 10.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1985 and incorporated by reference)

    10.4 State Street Boston Corporation 1989 Stock Option Plan as amended (filed with the Securities and Exchange Commission as Exhibit 10.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1989 and incorporated by reference)

    10.5 State Street Boston Corporation 1990 Stock Option and Performance Share Plan as amended (filed with the Securities and Exchange Commission as Exhibit 10.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated by reference)

    10.6 State Street Boston Corporation Supplemental Executive Retirement Plan, together with individual benefit agreements (filed with the Securities and Exchange Commission as Exhibit 10.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated by reference)

    10.6A Amendment No. 1 dated as of October 19, 1995, to State Street Boston
          Corporation Supplemental Executive Retirement Plan (filed herewith)

    10.7 Individual Pension Agreement with Marshall N. Carter (filed with the Securities and Exchange Commission as Exhibit 10.10 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated by reference)

    10.8 Individual Pension Agreement with A. Edward Allinson dated September 14, 1990 (filed with the Securities and Exchange Commission as Exhibit
          10.10 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated by reference)

    10.9 Individual Pension Agreement with Albert E. Petersen dated April 5, 1992 (filed with the Securities and Exchange Commission as Exhibit
          10.12 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated by reference)

   10.10 Revised Termination Benefits Arrangement with Marshall N. Carter (filed herewith)

   10.11 State Street Global Advisors Incentive Plan for 1993 (filed with the Securities and Exchange Commission as Exhibit 10.14 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated by reference)

   10.12 State Street Global Advisors Incentive Plan for 1994 (filed with the Securities and Exchange Commission as Exhibit 10.15 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated by reference)

   10.13 1994 Stock Option and Performance Unit Plan (filed with the Securities and Exchange Commission as Exhibit 10.17 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated by reference)

   10.13A Amendment No. 1 dated as of October 19, 1995, to 1994 Stock Option and Performance Unit Plan (filed herewith)

   10.14 Compensation agreement with J.R. Towers dated September 30, 1994 (filed with the Securities and Exchange Commission as Exhibit 10 to Registrant's Annual Report on Form 10-Q for the year ended September 30, 1994 and incorporated by reference)

   10.15 Senior Executives Annual Incentive Plan (filed with the Securities and Exchange Commission as Exhibit 10.16 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated by reference)

   10.15A Amendment No. 1 dated as of December 21, 1995, to Senior Executive
          Annual Incentive Plan (filed herewith)

   10.16 State Street Global Advisors Incentive Plan for 1995 (filed with the Securities and Exchange Commission as Exhibit 10.20 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated by reference)

   10.17 Supplemental Defined Benefit Pension Plan for Senior Executive Officers (filed with the Securities and Exchange Commission as Exhibit
          10.21 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated by reference)

   10.18 Nonemployee Director Retirement Plan (filed with the Securities and Exchange Commission as Exhibit 10.22 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated by reference)

   10.19  State Street Global Advisors Incentive Plan for 1996 (filed herewith)

   10.20 Forms of Employment Agreement with Officers (Levels 1, 2, and 3) approved by the Board of Directors on September, 1995 (filed herewith)

   10.21  Compensation Agreement with Ronald L. O'Kelley (filed herewith)

EXHIBIT 11. STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
    11.1  State Street Boston Corporation Computation of Earnings Per Share

EXHIBIT 12. STATEMENT RE COMPUTATION OF RATIOS
    12.1  Statement of ratio of earnings to fixed charges

EXHIBIT 13. PORTIONS OF ANNUAL REPORT TO STOCKHOLDERS
    13.1  Five Year Selected Financial Data

    13.2 Management's Discussion and Analysis of Financial Condition and Results of Operations for the Three Years Ended December 31, 1995 (not covered by the Report of Independent Public Accountants)

    13.3  Letter to Stockholders

    13.4 State Street Boston Corporation Consolidated Financial Statements and Schedules

EXHIBIT 21. SUBSIDIARIES
    21.1  Subsidiaries of State Street Boston Corporation

EXHIBIT 23. CONSENTS OF EXPERTS AND COUNSEL
    23.1  Consent of Independent Auditors

EXHIBIT 27. FINANCIAL DATA SCHEDULE

    27.1 Financial Data Schedule (such schedule is furnished for information of the Securities and Exchange Commission and is not to be deemed "filed" as part of Form 10-K or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934) (filed herewith)