Form 10-Q
period 1996-03-31
STATE STREET BOSTON CORP
filed 1996-05-14
CIK 93751

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)OF THE SECURITIES EXCHANGE
          ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
           EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM      TO

                           COMMISSION FILE NO. 0-5108

                         STATE STREET BOSTON CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


COMMONWEALTH OF MASSACHUSETTS                          04-2456637
(STATE OR OTHER JURISDICTION                       (I.R.S. EMPLOYER
     OF INCORPORATION)                            IDENTIFICATION NO.)

225 FRANKLIN STREET
BOSTON, MASSACHUSETTS                                  02110
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)              (ZIP CODE)


                                  617-786-3000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                             ----------------------



     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS); AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES  [X]         NO   [ ]

     THE NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING ON APRIL 30, 1996 WAS 81,025,691.

                         STATE STREET BOSTON CORPORATION

                                Table of Contents

                                                                            Page
Part I. Financial Information

Part I.  Item 1.  Financial Statements

   Consolidated Statement of Income                                       1

   Consolidated Statement of Condition                                    2

   Consolidated Statement of Cash Flows                                   3

   Consolidated Statement of Changes in Stockholders' Equity              4

   Notes to Consolidated Financial Statements                             5-10

   Independent Accountants' Review Report                                 11

Part I. Item 2.

   Management's Discussion and Analysis of Financial Condition            12-20
   and Results of Operations

Part II. Other Information

Part II. Item 1.

   Legal Proceedings                                                      21

Part II. Item 2.

   Changes in Securities                                                  21

Part II. Item 3.

   Defaults Upon Senior Securities                                        21

Part II. Item 4.

   Submission of Matters to a Vote of Security Holders                    21

Part II. Item 5.

   Other Information                                                      21

Part II. Item 6.

   Exhibits and Reports on Form 8-K                                       21

Signatures                                                                22

Exhibits                                                                  23-25

PART I. ITEM 1. FINANCIAL STATEMENTS

                         STATE STREET BOSTON CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                          THREE MONTHS ENDED MARCH 31,

                                   (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)            1996           1995
                                                       --------       --------

INTEREST REVENUE
Deposits with banks                                    $ 88,048       $ 63,940
Investment securities:
    U.S. Treasury and Federal agencies                   48,114         73,156
    State and political subdivisions                     13,767         12,265
    Other investments                                    28,132         35,673
Loans                                                    65,089         57,107
Securities purchased under resale agreements,
    securities borrowed and Federal funds sold           99,579         70,768
Trading account assets                                    3,289          5,845
                                                       --------       --------
        Total interest revenue                          346,018        318,754

INTEREST EXPENSE
Deposits                                                110,571        102,736
Other borrowings                                        102,141        113,427
Long-term debt                                            2,117          2,140
                                                       --------       --------
        Total interest expense                          214,829        218,303
                                                       --------       --------
        Net interest revenue                            131,189        100,451
Provision for loan losses                                 2,000          2,000
                                                       --------       --------
        Net interest revenue after
          provision for loan losses                     129,189         98,451

FEE REVENUE
Fiduciary compensation                                  233,916        186,161
Other                                                    72,751         75,574
                                                       --------       --------
        Total fee revenue                               306,667        261,735
                                                       --------       --------

        REVENUE BEFORE OPERATING EXPENSES               435,856        360,186

OPERATING EXPENSES
Salaries and employee benefits                          180,954        150,456
Occupancy, net                                           24,962         20,193
Equipment                                                32,338         29,520
Other                                                    89,614         74,644
                                                       --------       --------
        Total operating expenses                        327,868        274,813
                                                       --------       --------

        Income before income taxes                      107,988         85,373
Income taxes                                             38,238         31,037
                                                       --------       --------
        NET INCOME                                     $ 69,750       $ 54,336
                                                       ========       ========

EARNINGS PER SHARE
  Primary                                              $    .85       $    .66
  Fully diluted                                             .84            .65

AVERAGE SHARES OUTSTANDING (in thousands)
    Primary                                              82,261         82,890
    Fully diluted                                        82,896         83,488

CASH DIVIDENDS DECLARED PER SHARE                      $    .18       $    .16


The accompanying notes are an integral part of these financial statements.

                         STATE STREET BOSTON CORPORATION
                       CONSOLIDATED STATEMENT OF CONDITION
                                   (UNAUDITED)

                                                      March 31,    December 31,
(DOLLARS IN THOUSANDS)                                  1996           1995
                                                    ------------   ------------

ASSETS
Cash and due from banks                             $  1,523,903   $  1,421,941
Interest-bearing deposits with banks                   8,041,697      5,975,178
Securities purchased under resale agreements
    and securities borrowed                            4,029,285      5,406,619
Federal funds sold                                       152,000        347,500
Trading account assets                                   404,923        503,839
Investment securities:
    Held to maturity                                     837,378        824,399
    Available for sale                                 6,166,148      5,535,364
                                                    ------------   ------------
       Total investment securities                     7,003,526      6,359,763

Loans                                                  4,204,237      3,986,142
Allowances for loan losses                               (65,716)       (63,491)
                                                    ------------   ------------
        Net loans                                      4,138,521      3,922,651

Premises and equipment                                   458,233        467,588
Customers' acceptance liability                           29,371         57,472
Accrued income receivable                                409,795        392,074
Other assets                                           1,037,920        930,562
                                                    ------------   ------------
        TOTAL ASSETS                                $ 27,229,174   $ 25,785,187
                                                    ============   ============

LIABILITIES
Deposits:
    Noninterest-bearing                             $  4,750,411   $  5,082,064
    Interest-bearing:
        Domestic                                       2,103,762      2,150,697
        Foreign                                       10,883,520      9,414,458
                                                    ------------   ------------
        Total deposits                                17,737,693     16,647,219

Federal funds purchased                                  231,379        467,305
Securities sold under repurchase agreements            5,458,572      5,120,950
Other short-term borrowings                              526,140        443,203
Notes payable                                            124,606        175,218
Acceptances outstanding                                   29,371         57,387
Accrued taxes and other expenses                         526,681        562,304
Other Liabilities                                        908,305        597,501
Long-term debt                                           126,346        126,576
                                                    ------------   ------------
        TOTAL LIABILITIES                             25,669,093     24,197,663

STOCKHOLDERS' EQUITY
Preferred stock, no par: authorized 3,500,000;
    issued none
Common stock, $1 par: authorized 112,000,000;
    issued 82,694,000 and 82,695,000                      82,694         82,695
Surplus                                                   36,819         40,090
Retained earnings                                      1,519,552      1,465,007
Net unrealized gain(loss) on
    available-for-sale securities                         (4,225)        12,688
Treasury stock (at cost, 1,647,000 and
    307,000 shares)                                      (74,759)       (12,956)
                                                    ------------   ------------
        TOTAL STOCKHOLDERS' EQUITY                     1,560,081      1,587,524
                                                    ------------   ------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $ 27,229,174   $ 25,785,187
                                                    ============   ============


The accompanying notes are an integral part of these financial statements.

                         STATE STREET BOSTON CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)

(DOLLARS IN THOUSANDS)                                               1996           1995
                                                                 -----------    -----------
OPERATING ACTIVITIES
Net income                                                          $    69,750    $    54,336
Noncash charges for depreciation, amortization, provision for
  loan losses and foreclosed properties, and deferred income taxes      115,239         49,524
                                                                    -----------    -----------
       Net income adjusted for noncash charges                          184,989        103,860

Adjustments to reconcile to net cash provided (used)
  by operating activities:
    Securities (gains)losses, net                                          (692)        (3,546)
    Net change in:
      Trading account assets                                             98,916        327,912
      Accrued income receivable                                         (17,721)        16,327
      Accrued income taxes and other expenses                           (51,036)        (4,739)
      Other, net                                                        201,711       (134,913)
                                                                    -----------    -----------
         NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES               416,167        304,901
                                                                    -----------    -----------
INVESTING ACTIVITIES
Payments for purchases of:
    Held-to maturity securities                                        (284,031)      (434,236)
    Available-for-sale securities                                    (1,727,555)      (279,584)
    Lease financing assets                                             (137,306)      (147,777)
    Premises and equipment                                              (17,478)       (34,511)
Proceeds from:
    Maturities of held-to-maturity securities                           271,621        581,087
    Maturities of available-for-sale securities                         889,493        109,154
    Sales of available-for-sale securities                              120,248        480,464
    Principal collected from lease financing                             38,310         12,862
Net (payments for) proceeds from:
    Interest-bearing deposits with banks                             (2,066,519)      (218,475)
    Federal funds sold, resale agreements and securities borrowed     1,572,834       (326,323)
    Loans                                                              (163,657)         1,477
                                                                    -----------    -----------
         NET CASH USED BY INVESTING ACTIVITIES                       (1,504,040)      (255,862)
                                                                    -----------    -----------
FINANCING ACTIVITIES
Proceeds from issuance of:
    Notes payable                                                        87,588          75,000
    Nonrecourse debt for lease financing                                 85,007         121,467
    Common and treasury stock                                             4,696           1,426
Payments for:
    Maturities of notes payable                                        (136,868)
    Nonrecourse debt for lease financing                                (39,038)        (16,295)
    Long-term debt                                                         (229)           (208)
    Cash dividends                                                      (14,588)        (13,207)
    Purchase of common stock                                            (71,925)
Net proceeds from (payments for):
    Deposits                                                          1,090,474       (430,975)
    Short-term borrowings                                               184,718        496,516
                                                                    -----------    -----------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                    1,189,835        233,724
                                                                    -----------    -----------
         NET INCREASE (DECREASE)                                        101,962        282,763
Cash and due from banks at beginning of period                        1,421,941      1,097,563
                                                                    -----------    -----------
         CASH AND DUE FROM BANKS AT END OF PERIOD                   $ 1,523,903    $ 1,380,326
                                                                    ===========    ===========
SUPPLEMENTAL DISCLOSURE
    Interest paid                                                   $   203,591    $   214,111
    Income taxes paid                                                    31,228          7,495

The accompanying notes are an integral part of these financial statements.

                         STATE STREET BOSTON CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                          THREE MONTHS ENDED MARCH 31,
                                  (UNAUDITED)

                                                                                NET UNREALIZED
                                                                                GAIN(LOSS) ON
                                            COMMON                RETAINED      AVAILABLE-FOR-     TREASURY
(DOLLARS IN THOUSANDS)                      STOCK      SURPLUS    EARNINGS      SALE SECURITIES    STOCK         TOTAL
                                            --------   --------   -----------   ---------------    ----------    -----------
BALANCE AT DECEMBER 31, 1994                $ 82,447   $ 37,160   $ 1,273,369   $ (55,840)         $   -         $ 1,337,136

   Net Income                                                          54,336                                         54,336
   Cash dividends declared-
    $.16 per share                                                    (13,207)                                       (13,207)
   Issuance of common stock-
    1,440,000 net shares                          99      1,484                                                        1,583
   Foreign currency translation                                         5,066                                          5,066
   Change in net unrealized gain (loss)
    on available-for-sale securities                                               29,728                             29,728
                                            --------   --------   -----------   ---------          ----------    -----------
BALANCE AT MARCH 31, 1995                   $ 82,546   $ 38,644   $ 1,319,564   $ (26,112)         $   -         $ 1,414,642
                                            ========   ========   ===========   =========          ==========    ===========

BALANCE AT DECEMBER 31, 1995                $ 82,695   $ 40,090   $ 1,465,007   $  12,688             (12,956)   $ 1,587,524

   Net income                                                          69,750                                         69,750
   Cash dividends declared-
    $.18 per share                                                    (14,588)                                       (14,588)
   Issuance of common stock                       (1)                                                                     (1)
   Common stock acquired-
    1,583,800 shares                                                                                  (71,925)       (71,925)
   Issuance of treasury stock-
    243,831 shares                                       (3,271)                                       10,122          6,851
   Foreign currency translation                                          (617)                                          (617)
   Change in net unrealized gain(loss)
    on available-for-sale securities                                              (16,913)                           (16,913)
                                            --------   --------   -----------   ---------          ----------    -----------
BALANCE AT MARCH 31, 1996                   $ 82,694   $ 36,819   $ 1,519,552   $  (4,225)         $  (74,759)   $ 1,560,081
                                            ========   ========   ===========   =========          ==========    ===========


The accompanying notes are an integral part of these financial statements.

                         STATE STREET BOSTON CORPORATION

                      PART I. ITEM 1. FINANCIAL STATEMENTS
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

State Street Boston Corporation ("State Street") is a financial services corporation and provides banking, trust, investment management and securities processing services to both domestic and global customers. State Street's primary focus is servicing and managing financial assets on a global scale. State Street has three lines of business: financial asset services, investment management and commercial lending. Financial asset services are primarily accounting, custody, banking and other services for large pools of assets such as mutual funds and pension plans, participant recordkeeping for defined contribution plans and corporate trusteeships. Financial asset services is State Street's predominant line of business. Investment management is comprised of the business components that manage financial assets worldwide, both institutional investment management and personal trust services. Commercial lending activities include regional middle market, specialized and trade finance lending as well as asset-based finance and leasing.

The consolidated financial statements include the accounts of State Street and its subsidiaries, including its principal subsidiary, State Street Bank and Trust Company. The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. All significant intercompany balances and transactions have been eliminated upon consolidation. The results of operations of businesses purchased are included from the date of acquisition. Investments in 50%-owned affiliates are accounted for by the equity method. Certain previously reported amounts have been reclassified to conform to the current method of presentation. For the Consolidated Statement of Cash Flows, State Street has defined cash equivalents as those amounts included in the Statement of Condition caption, "Cash and due from banks." For the three months ended March 31, 1996 and 1995, long-term debt converted into common stock was $10,000 and $15,000, respectively.

Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" was adopted by State Street effective January 1, 1996. SFAS No. 121 addresses how long-lived assets and certain identifiable intangibles held and used should be evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The adoption of SFAS No. 121 did not have a material impact on the financial statements of State Street.

SFAS No. 122, "Accounting for Mortgage Servicing Rights" was adopted by State Street effective January 1, 1996. SFAS No. 122 requires institutions to recognize rights to service mortgage loans for others as separate assets, regardless of how the servicing rights are acquired. In addition, SFAS No. 122 addresses how mortgage servicing rights are to be assessed for impairment based on their fair value. Prior to January 1, 1996, mortgage servicing rights were recorded at acquisition cost. The adoption of SFAS No. 122 did not have a material impact on the financial statements of State Street.

In 1995, SFAS No. 123, "Accounting for Stock-Based Compensation" was issued. This statement addresses financial accounting and reporting standards for stock-based employee compensation plans. State Street plans to continue to measure compensation cost for these plans using the intrinsic value based method of accounting prescribed by APB opinion No. 25 and will adopt the new disclosure requirements for the year ended December 31, 1996.

In the opinion of management, all adjustments consisting of normal recurring accruals which are necessary for a fair presentation of the financial position of State Street and subsidiaries at March 31, 1996 and December 31, 1995, and its cash flows for the three months ended March 31, 1996 and 1995, and the consolidated results of its operations for the three months ended March 31, 1996 and 1995 have been made. These statements should be read in conjunction with the financial statements, notes and other information included in State Street's latest annual report on Form 10-K.

NOTE B - INVESTMENT SECURITIES

Investment securities consisted of the following at March 31, 1996:

                                         Amortized              Unrealized             Fair
(Dollars in thousands)                      Cost            Gains       Losses         Value
                                         ---------          -----       ------         -----
HELD TO MATURITY
U.S. Treasury and Federal agencies       $   837,378       $ 2,937      $ 2,989      $   837,326
                                         -----------       -------      -------      -----------

AVAILABLE FOR SALE
U.S. Treasury and Federal agencies       $ 2,794,092       $ 8,664      $ 9,328      $ 2,793,428
State and political subdivisions           1,285,450         5,813        7,621        1,283,642
Asset-backed securities                    1,705,844         2,631       15,285        1,693,190
Other investments                            388,576         7,472          160          395,888
                                         -----------       -------      -------      -----------
     Total                               $ 6,173,962       $24,580      $32,394      $ 6,166,148
                                         ===========       =======      =======      ===========

Investment securities consisted of the following at December 31, 1995:

                                         Amortized              Unrealized             Fair
(Dollars in thousands)                      Cost            Gains       Losses         Value
                                         ---------          -----       ------         -----
HELD TO MATURITY
U.S. Treasury and Federal agencies       $   824,399       $ 5,217      $   483      $   829,133
                                         ===========       -------      -------      -----------

AVAILABLE FOR SALE
U.S. Treasury and Federal agencies       $ 2,270,695       $17,579      $ 4,292      $ 2,283,982
State and political subdivisions           1,299,720        10,411        3,898        1,306,233
Asset-backed securities                    1,672,822         4,347       11,808        1,665,361
Other investments                            271,028        10,050        1,290          279,788
                                         -----------       -------      -------      -----------
     Total                               $ 5,514,265       $42,387      $21,288      $ 5,535,364
                                         ===========       =======      =======      ===========

Held-to-maturity securities are reported at amortized cost; and available-for-sale securities are reported at fair value on the statement of condition.

During the three months ended March 31, 1996, gains of $3,293,000 and losses of $2,601,000 were realized on sales of available-for-sale securities of $120,248,000. During the three months ended March 31, 1995, gains of $3,737,000 and losses of $191,000 were realized on sales of available-for-sale securities of $480,464,000.

NOTE C - ALLOWANCE FOR LOAN LOSSES

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

  Changes in the allowance for loan losses were as follows:

                                                  Three Months Ended
(Dollars in thousands)                                 March 31,
                                               ------------------------
                                                1996              1995
                                               -------           -------
Balance at beginning of period                 $63,491           $58,184
Provision for loan losses                        2,000             2,000
Loan charge-offs                                  (308)             (995)
Recoveries                                         533               174
                                               -------           -------
    Balance at end of period                   $65,716           $59,363
                                               =======           =======

NOTE D - INCOME TAXES

The provision for income taxes included in the Consolidated Statement of Income is comprised of the following:

                                                  Three Months Ended
(Dollars in thousands)                                 March  31,
                                               -------------------------
                                                 1996             1995
                                               -------          --------
Current                                        $10,825          $ 12,149
Deferred                                        27,413            18,888
                                               -------          --------
    Total provision                            $38,238          $ 31,037
                                               =======          ========

The effective tax rate for the three-months ended March 31, 1996 was approximately one percent less than the rate for 1995 due primarily to nondeductible merger expenses associated with the pooling-of-interests acquisition during the first quarter 1995.

NOTE E - FEE REVENUE - OTHER

The Other category of fee revenue consisted of the following:

                                                  Three Months Ended
(Dollars in thousands)                                 March  31,
                                               -------------------------
                                                 1996             1995
                                               -------           -------
Foreign exchange trading                       $33,622           $36,462
Service fees                                    17,542            12,437
Processing service fees                         10,747            17,665
Trading account profits(losses)                  1,449              (384)
Securities gains,net                               692             3,546
Other                                            8,699             5,848
                                               -------           -------
    Total fee revenue - other                  $72,751           $75,574
                                               =======           =======

NOTE F - OPERATING EXPENSES - OTHER

The Other category of operating expenses consisted of the following:

                                                  Three Months Ended
(Dollars in thousands)                                 March  31,
                                               -------------------------
                                                 1996             1995
                                               -------           -------
Contract services                              $35,023           $27,419
                                               -------           -------
Professional services                           12,614            12,873
Advertising and sales promotion                  8,805             6,073
Postage, forms and supplies                      6,656             5,978
Telecommunications                               5,969             6,094
Other                                           20,547            16,207
                                               -------           -------
    Total operating expenses - other           $89,614           $74,644
                                               =======           =======

NOTE G - OFF BALANCE SHEET FINANCIAL INSTRUMENTS, INCLUDING DERIVATIVES

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

The following table summarizes the contractual or notional amounts of significant derivative financial instruments held or issued by State Street at:

                                                March 31,           December 31,
(Dollars in millions)                             1996                  1995
                                                --------            ------------
TRADING:
Interest rate contracts:
  Swap agreements                               $   461                $   420
  Options and caps purchased                         25                     25
  Options and caps written                           36                     36
  Futures sold                                    1,410                  1,050
  Options on futures written                        455                    800
  Options on futures purchased                       35                  1,000
Foreign exchange contracts:
  Forward, swap and spot                         66,995                 54,965
  Options purchased                                 273                     20
  Options written                                    70                     43
BALANCE SHEET MANAGEMENT:
Interest rate contracts:
  Swap agreements                                   233                    217
  Options and caps purchased                         50                     50

FINANCIAL INSTRUMENTS HELD OR ISSUED FOR TRADING

The following table represents the fair value of financial instruments held or issued for trading purposes as of:

                                                   March 31,                         December  31,
                                                     1996                                 1995
                                         -----------------------------          ----------------------------
(Dollars in millions)                                        Average                                Average
FOREIGN EXCHANGE CONTRACTS:              Fair Value         Fair Value          Fair Value        Fair Value
                                         ----------         ----------          ----------        ----------
Contracts in a receivable position         $518                $658                $539             $751
Contracts in a payable position             532                 647                 466              704

OTHER FINANCIAL INSTRUMENT CONTRACTS:
Contracts in a receivable position            4                   4                   4                2
Contracts in a payable position               2                   3                   3                3

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

                                                March 31,          December 31,
(Dollars in millions)                             1996                1995
                                                ---------          ------------
Loan commitments                                $ 4,884              $ 3,626
Standby letters of credit                         1,368                1,286
Letters of credit                                   185                  179
Indemnified securities lent                      33,276               28,949

NOTE H - COMMITMENTS AND CONTINGENT LIABILITIES

State Street provides custody, accounting and information services to mutual fund, master trust/master custody/global custody, corporate trust and defined contribution plan customers; and investment management services to institutions and individuals. Assets under custody and management, held by State Street in a fiduciary or custody capacity, are not included in the Consolidated Statement of Condition since items are not assets of State Street. Management conducts regular reviews of its responsibilities for these services and considers the results in preparing its financial statements. In the opinion of management, there are no contingent liabilities at March 31, 1996 that would have a material adverse effect on State Street's financial position or results of operations.

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

                   Independent Accountants' Review Report

The Stockholders and Board of Directors
State Street Boston Corporation

We have reviewed the accompanying consolidated statement of condition of State Street Boston Corporation as of March 31, 1996, and the related consolidated statements of income, cash flows and changes in stockholders' equity for the three month periods ended March 31, 1996 and 1995. These financial statements are the responsibility of the Corporation's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of condition of State Street Boston Corporation as of December 31, 1995, and the related consolidated statements of income, cash flows and changes in stockholders' equity for the year then ended (not presented herein), and in our report dated January 10, 1996, we expressed an unqualified opinion on those consolidated financial statements.

                                                     ERNST & YOUNG LLP

Boston, Massachusetts
April 12, 1996

                         STATE STREET BOSTON CORPORATION

PART I. ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

SUMMARY

Earnings per fully diluted share were $.84, an increase of 29% from $.65 in the first quarter of 1995. Net income was $69.7 million, up from $54.3 million a year ago. The increase reflected revenue growth of 21% and operating expenses growth of 19%. Growth from customers, the installation of new business, and favorable market conditions contributed to a strong first quarter for State Street. Return on stockholders' equity was 17.7%.

                                                         Condensed Income Statement
                                                          Taxable Equivalent Basis
                                                (Dollars in millions, except per share data)

                                                            Three Months Ended
                                                                 March 31,
                                                  ----------------------------------------
                                                  1996    1995          Change         %
                                                 ------  ------        --------       ---
Fee revenue                                      $306.7   $261.7        $ 45.0         17

Interest revenue                                  354.0    326.7          27.3          8
Interest expense                                  214.8    218.3          (3.5)        (2)
                                                 ------   ------        -------
    Net interest revenue                          139.2    108.4          30.8         28
Provision for loan losses                           2.0      2.0           -            -
                                                 ------   ------        -------
    Net interest revenue after
     provision for loan losses                    137.2    106.4          30.8         29
                                                 ------   ------        ------
    Total revenue                                 443.9    368.1          75.8         21
Operating expenses                                327.9    274.8          53.1         19
                                                 ------   ------        ------
    Income before taxes                           116.0     93.3          22.7         24
Income taxes                                       38.3     31.0           7.3         24
Taxable equivalent adjustment                       8.0      8.0           -            -
                                               --------   --------      ------
    Net income                                   $ 69.7   $ 54.3        $ 15.4         28
                                                 ======   ======        ======
Earnings Per Share
    Primary                                      $  .85   $  .66        $  .19         29
    Fully diluted                                   .84      .65           .19         29

($ and % change based on dollars in thousands)

TOTAL REVENUE
Total revenue for the quarter was $443.9 million, up $75.8 million, or 21%, from a year ago due to strong growth in both fiduciary compensation and net interest revenue.

FEE REVENUE
Fee revenue, which comprised 69% of total revenue, was $306.7 million, up $45.0 million, or 17%, from the first quarter of 1995. The largest component of fee revenue is fiduciary compensation, which is derived from accounting, custody, information, recordkeeping, investment management, and trustee services. Fiduciary compensation was $233.9 million, up $47.8 million, or 26%, from a year ago due to substantial growth in all businesses.

Fiduciary compensation from servicing mutual funds reflected additional and appreciated assets invested worldwide, significant new business including mutual fund administration and offshore fund services, new funds, and an increase in trades. Investment management revenue grew due to significant business growth and favorable securities markets, with substantial growth in active and passive equity products investing both in the United States and non-U.S. markets. Fiduciary compensation from services for pension plans increased around the world. In the United States, fiduciary compensation increased due to securities lending, installation of new business, asset growth and additional business from existing customers. Outside the United States, fiduciary compensation grew from the installation of significant amounts of new business and additional business from existing customers.

Assets under custody at March 31, 1996 were $2.4 trillion, up 31% from a year ago. Approximately one-half of the increase was due to the net market impact of higher securities values. Assets under management were $252 billion, up 40% from the first quarter of last year. Approximately one-third of the increase in assets under management was due to market appreciation.

Service fees for the quarter were $17.5 million, up $5.1 million, or 41%, from the same quarter a year ago due to strength in fees from loans, investment banking, and brokerage activity.

Strength in fiduciary compensation and service fees was partially offset by lower securities gains, foreign exchange revenue and processing service fees. Net securities gains were down $2.8 million from the same quarter a year ago.

Foreign exchange revenue was $33.6 million, down $2.8 million, or 8%, from the prior year on lower volatility in the currency markets, partially offset by the impact of substantially higher volume.

Processing service fees were $10.7 million, down $6.9 million. Approximately half of the decrease was due to the second quarter sale of a non-strategic credit card replacement business. Also, lower business volumes in the unclaimed securities business contributed to the decrease in revenue against a very good quarter last year.

Other fee revenue was up $4.7 million, or 86%, from the same quarter a year ago. Included was a gain of $3.1 million from the sale of a block of business servicing unit investment trusts at IFTC, favorable trading account profits, and favorable currency translation on foreign currency denominated bank notes issued.

NET INTEREST REVENUE
Taxable equivalent net interest revenue was $139.2 million, up $30.8 million, or 28%, from a year ago due to wider interest rate spreads, balance sheet growth, and a more favorable funding mix due to increased customer deposits. As U.S. market interest rates dropped from a year ago, liability costs declined faster than asset yields, increasing the spread between interest rates earned and paid by 31 basis points.

Average interest-earning assets grew $2.9 billion, or 13%. This balance sheet growth was driven by additional short-term cash from customers in conjunction with their investment activities.

Foreign deposits were up $1.7 billion, or 21%, to $9.9 billion, mostly in transaction accounts, reflecting increased cross-border investing activity by our customers. Noninterest-bearing deposits increased $.6 billion, or 14%, over the same period a year ago. The net interest margin increased from 1.98% to 2.23%.

                                              Three Months Ended
                                                   March 31,
                                  -----------------------------------------
                                        1996                    1995
                                  -----------------       -----------------
                                  Average                 Average
                                  Balance     Rate        Balance      Rate
                                  -------     ----        -------      ----
(Dollars in millions)

Interest-earning assets          $25,094     5.67%        $22,240     5.96%
Interest-bearing liabilities      20,467     4.22          18,366     4.82
                                             ----                     ----
Excess of rates earned
    over rates paid                          1.45%                    1.14%
                                             ====                     ====

Net Interest Margin                          2.23%                    1.98%
                                             ====                     ====

OPERATING EXPENSES

Operating expenses of $327.9 million were up $53.1 million, or 19%, from the first quarter of 1995. Salary and employee benefits were $181.0 million, up $30.5 million, or 20%, due primarily to performance-based incentive compensation supporting business growth. Occupancy expense was $25.0 million, an increase of $4.8 million, or 24%, due to a planned rate increase and additional leased space. All other expenses were $89.6 million, up $15.0 million, or 20%, due to the higher level of business activities and related increase in expenses, such as subcustodian fees and other externally purchased services.

CREDIT QUALITY

At March 31, 1996, total loans were $4.2 billion, 15% of the balance sheet. In the first quarter, the provision for loan losses charged against income was $2.0 million, the same as a year ago. During the quarter, the allowance for loan losses increased from $63.5 million to $65.7 million.

LOAN RATIOS                          1996                   1995
                                     ----    ----------------------------------
                                      1Q      4Q        3Q        2Q       1Q
                                     ----    ----      ----      ----     ----
Allowance to ending loans            1.56%   1.59%     1.70%     1.70%    1.82%
Net recoveries (charge-offs)
    to average loans                  .02    (.11)      .03      (.13)    (.10)
Non-performing loans to
    ending loans                      .33     .39       .62       .75      .69

During the first quarter, non-performing loans declined from $15.5 million to $14.0 million. Net recoveries were $.2 million, versus net charge-offs of $.8 million in the year-earlier period.

TAXES

The effective tax rate for the three months ended March 31, 1996 was approximately one percent less than the rate for 1995 due primarily to nondeductible merger expenses associated with the pooling-of-interests acquisition during the first quarter 1995.


LINES OF BUSINESS

State Street classifies its operations into three lines of business - Financial Asset Services, Investment Management and Commercial Lending.

Financial Asset Services offers primarily custody-related services for large pools of assets such as mutual funds and pension plans (both defined benefit and defined contribution), participant recordkeeping for defined contribution plans and corporate trusteeship. Fiduciary compensation revenue is derived from services related to State Street's $2.4 trillion of assets under custody and $295 billion of bonds under trusteeship. In addition to fiduciary compensation, certain financial asset services customers generate other types of fee revenue, particularly foreign exchange trading revenue, and net interest revenue. Noninterest-bearing and foreign deposits from these customers comprise a significant amount of State Street's total deposits available for investment. These customers also invest substantial short-term funds with State Street. Revenue from investing these deposits and funds is reported as interest revenue.

Investment Management is comprised of the business components that manage $252 billion of institutional and personal financial assets worldwide. Fee revenue is derived from a broad array of products that focus on quantitative equity management, both passive and active, and money market funds.

Commercial Lending services are provided to commercial and financial customers. State Street's lending activities are focused on middle-market companies in the northeastern United States, as well as specialized industries nationwide.

Corporate includes the impact of long-term debt, investment of corporate cash, tax credits from tax-advantaged financings including writedowns of these investments in fee revenue, and other corporate expenses.

Line-of-business information is based on management accounting practices that conform to and support the strategic objectives and management structure of State Street and are not necessarily comparable with similar information for other companies.

The following is a summary of line-of-business results for the three months ended March 31:

                                              Financial           Investment            Commercial
(Taxable equivalent basis,                 Asset Services         Management              Lending            Corporate
dollars in millions)                      ----------------      -------------         --------------      ---------------
                                          1996      1995        1996     1995         1996     1995       1996       1995
                                          ----      ----        ----     ----         ----     ----       ----       ----

Fee revenue                               $243.6   $214.7       $52.0    $38.5       $ 11.6    $ 8.4     $ (.6)      $  .2
Net interest revenue                        97.6     74.4         5.7      2.0         36.5     32.5       (.5)        (.5)
Provision for loan losses                     .1       .1                               1.9      1.9
                                          ------   ------       -----    -----       ------    -----     -----       ------
    Total revenue                          341.1    289.0        57.7     40.5         46.2     39.0      (1.1)        (.3)
Operating expenses                         258.2    226.7        39.0     24.3         19.7     18.4      11.1         5.4
                                          ------   ------       ------   -----       ------    -----     -----       ------
  Income before income
    taxes                                   82.9     62.3        18.7     16.2         26.5     20.6     (12.2)       (5.7)
 Income taxes                               32.3     25.7         8.3      7.8         11.0      8.8      (5.5)       (3.2)
                                          ------   ------       ------   -----       ------    -----     -----       ------
    Net income                            $ 50.6   $ 36.6       $10.4    $ 8.4       $ 15.5    $11.8     $(6.7)      $(2.5)
                                          ======   ======       ======   =====       ======    =====     =====       =====

Percentage Contribution                      73%      68%         15%      15%          22%      22%      (10)%        (5)%

Average Assets                           $25,264  $22,562       $  21     $ 15       $2,965   $2,516


State Street's line-of-business activities have distinct revenue characteristics. Further understanding of line-of-business results can be ascertained from information on fee revenue and net interest revenue, as discussed in earlier sections describing the operations of State Street. The significant revenue and operating expense items applicable to the respective lines of business are provided below.

Financial Asset Services contributed 73% of net income for the first three months of 1996. Net income was $50.6 million, an increase of $14.0 million, or 38%, from $36.6 million in the same period a year ago, due to strong growth in both fee revenue and net interest revenue. Fee revenue increased $28.9 million, or 13%, due to substantial growth in fiduciary compensation in all businesses. Net interest revenue increased $23.2 million, or 31% due to wider interest rate spreads, balance sheet growth, and a more favorable funding mix due to increased customer deposits. Operating expenses increased $31.5 million, or 14%, from the same period a year ago, on volume-related expenses such as subcustodian fees and other externally purchased services.

Investment Management contributed 15% of net income for the first three months of 1996. Net income was $10.4 million, an increase of $2.0 million, or 24% from the same period a year ago. Revenue from State Street Global Advisors, our institutional investment management business, grew due to significant business growth and favorable securities markets, with substantial growth in active and passive equity products investing both in the United States and non-U.S. markets.

Commercial Lending contributed 22% of net income for the first three months of 1996. Net income was $15.5 million, an increase of $3.7 million, or 31% from the same period a year ago reflecting loan growth in traditional middle market lending, international trade banking and specialized lending.

Corporate items reduced net income by $6.7 million, mainly on increased operating expenses related to higher incentive compensation, driven by business growth, and increased severance and occupancy expenses.

ACCOUNTING CHANGES

Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" was adopted by State Street effective January 1, 1996. SFAS No. 121 addresses how long-lived assets and certain identifiable intangibles held and used should be evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The adoption of SFAS No. 121 did not have a material impact on the financial statements of State Street.

SFAS No. 122, "Accounting for Mortgage Servicing Rights" was adopted by State Street effective January 1, 1996. SFAS 122 requires institutions to recognize rights to service mortgage loans for others as separate assets, regardless of how the servicing rights are acquired. In addition, SFAS No. 122 addresses how mortgage servicing rights are to be assessed for impairment based on their fair value. Prior to January 1, 1996, mortgage servicing rights were recorded at acquisition cost. The adoption of SFAS No. 122 did not have a material impact on the financial statements of State Street.

In 1995, SFAS No. 123, "Accounting for Stock-Based Compensation" was issued. This statement addresses financial accounting and reporting standards for stock-based employee compensation plans. State Street plans to continue to measure compensation cost for these plans using the intrinsic value based method of accounting prescribed by APB opinion No. 25 and will adopt the new disclosure requirements for the year ended December 31, 1996.

CAPITAL AND LIQUIDITY

State Street maintains strong capital levels to support continued growth and to accommodate customer needs. State Street continues to generate capital internally at a high rate. In the first quarter, the internal capital generation rate was 14.0%.

State Street's capital and leverage ratios exceeded the regulatory guidelines as follows:
                                                                      Minimum
                                         March 31,   December 31,   Regulatory
                                           1996          1995       Guidelines
(Dollars in millions)                    ---------   ------------   ----------
Risk-based capital ratios:
     Tier 1 capital                         12.7%       14.0%          4.0%
     Total capital                          13.2        14.5           8.0
Leverage ratio                               5.3         5.6           3.0

Tier 1 capital                          $  1,491    $  1,507
Total capital                              1,544       1,563

Risk-adjusted assets:

     On-balance sheet assets            $  9,230    $  8,409
     Off-balance sheet assets              2,480       2,339
                                        --------    --------

          Total risk-adjusted assets    $ 11,710    $ 10,748
                                        ========    ========

State Street intends to grow the balance sheet commensurate with growth in equity, maintaining capital ratios at State Street Bank which qualify for the "well-capitalized" designation, including a leverage ratio of 5% or more. The Corporation's objectives are to optimize the use of the balance sheet and to fully service customers, with emphasis on those services which State Street is well positioned to provide.

The primary objective of State Street's liquidity management is to ensure that State Street has sufficient funds to replace maturing liabilities, accommodate the transaction and cash management requirements of its customers, meet loan commitments, and accommodate other corporate needs. Liquidity is provided by State Street's access to global market sources of funding and its ability to gather additional deposits, and from maturing short-term assets, the sale of available-for-sale securities and payments of loans.

State Street manages its assets and liabilities to maintain a high level of liquidity. It has an extensive and diverse funding base inside and outside the United States. Nearly all of its funding comes from customers who have other relationships with State Street, particularly those using custody services worldwide. Deposits are available through both domestic and international treasury centers, providing a cost-effective, multicurrency, geographically-diverse source of funding. Significant funding is also provided from institutional customers' demand for repurchase agreements for their short-term investment needs. State Street maintains other funding alternatives, ensuring access to additional sources of funds if needed. Relationships are maintained with a variety of investors, for a range of financial instruments, in various markets and time zones.

State Street maintains a large portfolio of liquid assets. At March 31, 1996, the portfolio included $8.0 billion of interest-bearing deposits with banks, $4.0 billion of securities purchased under resale agreements and securities borrowed, and $.2 billion of Federal funds sold. Of the total $12.2 billion in liquid assets, $7.5 billion mature within one week, and nearly all mature within six months. Although not relied on for daily liquidity needs, the $6.2 billion available-for-sale-portfolio of investment securities provides a significant secondary source of liquidity.

State Street maintains strong liquidity ratios. When liquidity is measured by the ratio of liquid assets to total assets, State Street ranks among the highest of U.S. banking companies. Liquid assets consist of cash and due from banks, interest-bearing deposits with banks, Federal funds sold, securities purchased under resale agreements, and securities borrowed, trading account assets and investment securities. At March 31, 1996, State Street's liquid assets were 78% of total assets.

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

As a part of trading activities, State Street also assumes market positions in both the foreign exchange and interest-rate markets using financial derivatives
- - primarily forward foreign exchange contracts, foreign exchange and interest-rate options, and interest-rate swaps. State Street's positions are based on market expectations and customers' needs. As of March 31, 1996, the notional amount of these instruments was approximately $69.8 billion of which $67 billion was foreign exchange forward, swap and spot contracts.

Trading activities involving both foreign exchange and interest-rate derivatives are managed using earnings at risk measures and trading limits as established by risk-management policies. Interest-rate and foreign exchange derivatives that are used as part of the asset-and liability-management process are subjected to the same credit and interest-rate risk processes for financial instruments carried on the balance sheet.

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

RECENT ANNOUNCEMENTS

Acquisitions and alliances made in the first quarter establish a framework for future growth. Wellspring Resources, a joint venture with Watson Wyatt Worldwide, will leverage State Street's capabilities in investment management and trust services with Watson Wyatt Worldwide's expertise in benefits design, compliance and consulting. The new joint venture will provide administration a complete outsourcing solution for medical, dental, and other employee benefits.

State Street's business alliance with Global Financial Information Corp. (GFI) will provide the stage for a range of product development, distribution and market activities that will be jointly undertaken by the two companies over the next five years. State Street brings expertise in trade execution and decision support as well as its recognized post-trade capabilities. GFI's distribution network provides access to approximately 18,000 terminals via their network services and open architecture solutions. GFI subsidiaries include Market Vision and Bridge Information Systems.

In April, State Street announced the filing of a shelf registration statement which amended a previously filed shelf registration and provides for the issuance of up to $500 million of debt securities (senior and subordinated) and/or preferred stock.

STOCK REPURCHASE PROGRAM

During the quarter, the Corporation purchased 1.6 million shares of its stock. At quarter end, a total of 2 million shares had been purchased under the current 3 million share purchase program.

OUTLOOK

1996 began with a strong quarter, in which revenue increased at a higher rate than expenses. As 1996 progresses, management will maintain its focus on improving operating leverage while continuing to invest for the future at a steady pace. There are substantial opportunities for growth in State Street's dynamic, growing markets.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Information concerning legal proceedings appears in Note H to the Consolidated Financial Statements on Page 10 of this report, and such information is incorporated herein by reference.

Item 2.  Changes in Securities

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

Registrant's annual meeting of stockholders was held on April 17, 1996. At the Meeting the following nominees for Director were elected:

    1.  Election of Six Directors:
                                                 Number of Shares
                                                 ----------------

                                             For            Withheld Authority
                                             ---            ------------------

    Tenley E. Albright, M.D.             68,432,642              727,951
    Marshall N. Carter                   68,416,728              743,865
    Nader F. Darehshori                  68,431,956              728,638
    Charles F. Kaye                      68,350,219              810,374
    John M. Kucharski                    68,424,808              735,785
    Bernard W. Reznicek                  68,433,024              727,569


The following directors continue in office: I. MacAllister Booth, James I. Cash, Jr., Truman S. Casner, Arthur L. Goldstein, David B. Perini, Dennis J. Picard, Joseph A. Baute, Charles R. Lamantia, Alfred Poe, David A. Spina and Robert E. Weissman.

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a)Exhibit Index

Exhibit Number                                               Page of this Report
- --------------                                               -------------------

    11      Statement re computation of per share earnings           23
    12      Ratio of Earnings to Fixed Charges                       24
    15      Letter re: unaudited interim financial information       25
    27      Financial data schedule                                   -

(b)Reports on Form 8-K

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         STATE STREET BOSTON CORPORATION


Date:   May 10, 1996        By:  /s/    Ronald L. O'Kelley
                                 ---------------------------------------------
                                        Ronald L. O'Kelley
                            Executive Vice President and Chief Financial Officer




Date:   May 10, 1996        By:   /s/   Rex S. Schuette
                                 ---------------------------------------------
                                        Rex S. Schuette
                            Senior Vice President and Comptroller