Form 10-Q
period 1996-06-30
STATE STREET BOSTON CORP
filed 1996-08-13
CIK 93751

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
            ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                 ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO


                           COMMISSION FILE NO. 0-5108


                         STATE STREET BOSTON CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



COMMONWEALTH OF MASSACHUSETTS                     04-2456637
(STATE OR OTHER JURISDICTION OF INCORPORATION)    (I.R.S. EMPLOYER
                                                  IDENTIFICATION NO.)


225 FRANKLIN STREET
BOSTON, MASSACHUSETTS                             02110
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)           (ZIP CODE)



                                  617-786-3000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
                             ----------------------



     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES  [X]          NO  [ ]

     THE NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING ON JULY 31, 1996 WAS 80,344,924.


================================================================================

                         STATE STREET BOSTON CORPORATION

                                Table of Contents

                                                                   Page


Part I. Financial Information

Part I.  Item 1.  Financial Statements

     Consolidated Statement of Income                               1-2

     Consolidated Statement of Condition                            3

     Consolidated Statement of Cash Flows                           4

     Consolidated Statement of Changes in Stockholders' Equity      5

     Notes to Consolidated Financial Statements                     6-11

     Independent Accountants' Review Report                         12

Part I. Item 2.

     Management's Discussion and Analysis of Financial Condition    13-21
     and Results of Operations

Part II. Other Information

Part II. Item 1.

     Legal Proceedings                                              22

Part II. Item 2.

     Changes in Securities                                          22

Part II. Item 3.

     Defaults Upon Senior Securities                                22

Part II. Item 4.

     Submission of Matters to a Vote of Security Holders            22

Part II. Item 5.

     Other Information                                              22

Part II. Item 6.

     Exhibits and Reports on Form 8-K                               22

Signatures                                                          23

Exhibits                                                            24-35

PART I. ITEM 1. FINANCIAL STATEMENTS
                                             STATE STREET BOSTON CORPORATION
                                             CONSOLIDATED STATEMENT OF INCOME
                                               THREE MONTHS ENDED JUNE 30,
                                                       (UNAUDITED)
- ---------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                                  1996                1995
- ---------------------------------------------------------------------------------------------------------
INTEREST REVENUE
Deposits with banks                                                          $ 83,935           $ 71,930
Investment securities:
    U.S. Treasury and Federal agencies                                         62,958             69,331
    State and political subdivisions                                           18,311             12,976
    Other investments                                                          30,861             34,144
Loans                                                                          67,854             59,270
Securities purchased under resale agreements,
    securities borrowed and Federal funds sold                                 74,095             78,154
Trading account assets                                                          4,340              4,323
                                                                             --------           --------
        Total interest revenue                                                342,354            330,128

INTEREST EXPENSE
Deposits                                                                      103,983             99,982
Other borrowings                                                              101,690            122,191
Long-term debt                                                                  2,387              2,136
                                                                             --------           --------
        Total interest expense                                                208,060            224,309
                                                                             --------           --------
        Net interest revenue                                                  134,294            105,819
Provision for loan losses                                                       2,001              2,000
                                                                             --------           --------
        Net interest revenue after
          provision for loan losses                                           132,293            103,819

FEE REVENUE
Fiduciary compensation                                                        255,709            199,360
Other                                                                          67,282             77,364
                                                                             --------           --------
        Total fee revenue                                                     322,991            276,724
                                                                             --------           --------

        REVENUE BEFORE OPERATING EXPENSES                                     455,284            380,543

OPERATING EXPENSES
Salaries and employee benefits                                                189,040            159,444
Occupancy, net                                                                 24,895             21,389
Equipment                                                                      34,544             31,295
Other                                                                          96,361             77,086
                                                                             --------           --------
        Total operating expenses                                              344,840            289,214
                                                                             --------           --------

        Income before income taxes                                            110,444             91,329
Income taxes                                                                   38,935             28,668
                                                                             --------           --------
        NET INCOME                                                           $ 71,509           $ 62,661
                                                                             ========           ========

EARNINGS PER SHARE
  Primary                                                                    $    .87           $    .75
  Fully diluted                                                                   .87                .75

AVERAGE SHARES OUTSTANDING (in thousands)
    Primary                                                                    81,559             83,019
    Fully diluted                                                              82,126             83,697

CASH DIVIDENDS DECLARED PER SHARE                                            $    .19           $    .17

The accompanying notes are an integral part of these financial statements.

                                             STATE STREET BOSTON CORPORATION
                                             CONSOLIDATED STATEMENT OF INCOME
                                                SIX MONTHS ENDED JUNE 30,
                                                       (UNAUDITED)
- ---------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                               1996                1995
- ---------------------------------------------------------------------------------------------------------
INTEREST REVENUE
Deposits with banks                                                          $171,983           $135,870
Investment securities:
    U.S. Treasury and Federal agencies                                        111,072            142,487
    State and political subdivisions                                           32,078             25,241
    Other investments                                                          58,993             69,817
Loans                                                                         132,943            116,377
Securities purchased under resale agreements,
    securities borrowed and Federal funds sold                                173,674            148,922
Trading account assets                                                          7,629             10,168
                                                                             --------           --------
        Total interest revenue                                                688,372            648,882

INTEREST EXPENSE
Deposits                                                                      214,554            202,718
Other borrowings                                                              203,831            235,618
Long-term debt                                                                  4,504              4,276
                                                                             --------           --------
        Total interest expense                                                422,889            442,612
                                                                             --------           --------
        Net interest revenue                                                  265,483            206,270
Provision for loan losses                                                       4,001              4,000
                                                                             --------           --------
        Net interest revenue after
          provision for loan losses                                           261,482            202,270

FEE REVENUE
Fiduciary compensation                                                        489,625            385,521
Other                                                                         140,033            152,938
                                                                             --------           --------
        Total fee revenue                                                     629,658            538,459
                                                                             --------           --------

        REVENUE BEFORE OPERATING EXPENSES                                     891,140            740,729

OPERATING EXPENSES
Salaries and employee benefits                                                369,994            309,900
Occupancy, net                                                                 49,857             41,582
Equipment                                                                      66,882             60,815
Other                                                                         185,975            151,730
                                                                             --------           --------
        Total operating expenses                                              672,708            564,027
                                                                             --------           --------

        Income before income taxes                                            218,432            176,702
Income taxes                                                                   77,174             59,705
                                                                             --------           --------
        NET INCOME                                                           $141,258           $116,997
                                                                             ========           ========

EARNINGS PER SHARE
  Primary                                                                       $1.72           $   1.41
  Fully diluted                                                                  1.71               1.40

AVERAGE SHARES OUTSTANDING (in thousands)
    Primary                                                                    81,912             82,958
    Fully diluted                                                              82,518             83,656

CASH DIVIDENDS DECLARED PER SHARE                                              $  .37           $    .33

The accompanying notes are an integral part of these financial statements.

                                             STATE STREET BOSTON CORPORATION
                                           CONSOLIDATED STATEMENT OF CONDITION
                                                       (UNAUDITED)
- -------------------------------------------------------------------------------------------------------------------------
                                                                                 June 30,                    December 31,
(DOLLARS IN THOUSANDS)                                                             1996                         1995
- -------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                         $  1,837,029                $  1,421,941
Interest-bearing deposits with banks                                               7,758,948                   5,975,178
Securities purchased under resale agreements
    and securities borrowed                                                        2,764,764                   5,406,619
Federal funds sold                                                                 1,480,250                     347,500
Trading account assets                                                               256,325                     503,839
Investment securities:
    Held to maturity                                                                 839,765                     824,399
    Available for sale                                                             7,591,957                   5,535,364
                                                                                ------------                ------------
       Total investment securities                                                 8,431,722                   6,359,763

Loans                                                                              4,268,471                   3,986,142
Allowances for loan losses                                                           (70,088)                    (63,491)
                                                                                ------------                ------------
        Net loans                                                                  4,198,383                   3,922,651

Premises and equipment                                                               458,870                     467,588
Customers' acceptance liability                                                       33,530                      57,472
Accrued income receivable                                                            463,516                     392,074
Other assets                                                                       1,260,338                     930,562
                                                                                ------------                ------------
        TOTAL ASSETS                                                            $ 28,943,675                $ 25,785,187
                                                                                ============                ============

LIABILITIES
Deposits:
    Noninterest-bearing                                                         $  5,386,304                $  5,082,064
    Interest-bearing:
        Domestic                                                                   2,142,249                   2,150,697
        Foreign                                                                   11,818,251                   9,414,458
                                                                                ------------                ------------
        Total deposits                                                            19,346,804                  16,647,219

Federal funds purchased                                                               83,609                     467,305
Securities sold under repurchase agreements                                        5,237,712                   5,120,950
Other short-term borrowings                                                          825,742                     443,203
Notes payable                                                                        160,202                     175,218
Acceptances outstanding                                                               33,530                      57,387
Accrued taxes and other expenses                                                     561,449                     562,304
Other liabilities                                                                    842,387                     597,501
Long-term debt                                                                       276,101                     126,576
                                                                                ------------                ------------
        TOTAL LIABILITIES                                                         27,367,536                  24,197,663

STOCKHOLDERS' EQUITY
Preferred stock, no par: authorized 3,500,000; issued none
Common stock, $1 par: authorized 112,000,000; issued 82,693,000 and 82,695,000        82,693                      82,695
Surplus                                                                               36,591                      40,090
Retained earnings                                                                  1,575,006                   1,465,007
Net unrealized gain(loss) on available-for-sale securities                           (16,011)                     12,688
Treasury stock (at cost, 2,176,000 and 307,000 shares)                              (102,140)                    (12,956)
                                                                                ------------                ------------
        TOTAL STOCKHOLDERS' EQUITY                                                 1,576,139                   1,587,524
                                                                                ------------                ------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 28,943,675                $ 25,785,187
                                                                                ============                ============

The accompanying notes are an integral part of these financial statements.

                                             STATE STREET BOSTON CORPORATION
                                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                                SIX MONTHS ENDED JUNE 30,
                                                       (UNAUDITED)
- -------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                                               1996                        1995
- -------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                      $    141,258                $    116,997
Noncash charges for depreciation, amortization, provision for
    loan losses and foreclosed properties, and deferred income taxes                 134,807                      84,345
                                                                                ------------                ------------
       Net income adjusted for noncash charges                                       276,065                     201,342

Adjustments to reconcile to net cash provided (used) by operating activities:
    Securities (gains)losses, net                                                     (3,784)                     (5,572)
    Net change in:
      Trading account assets                                                         247,514                     249,007
      Accrued income receivable                                                      (71,442)                     (2,614)
      Accrued income taxes and other expenses                                        (35,710)                     11,642
Other, net                                                                           (90,257)                    (10,378)
                                                                                ------------                ------------
    NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                 322,386                     443,427
                                                                                ------------                ------------
INVESTING ACTIVITIES Payments for purchases of:
    Held-to maturity securities                                                     (544,702)                 (1,133,526)
    Available-for-sale securities                                                 (4,032,463)                   (701,426)
    Lease financing assets                                                          (377,867)                   (276,711)
    Premises and equipment                                                           (46,048)                    (62,255)
Proceeds from:
    Maturities of held-to-maturity securities                                        529,299                   1,418,296
    Maturities of available-for-sale securities                                    1,719,553                      79,720
    Sales of available-for-sale securities                                           191,599                   1,652,583
    Principal collected from lease financing                                          42,464                      39,176
Net (payments for) proceeds from:
    Interest-bearing deposits with banks                                          (1,783,770)                 (1,052,404)
    Federal funds sold, resale agreements and securities borrowed                  1,509,105                  (3,042,405)
    Loans                                                                           (174,486)                   (252,732)
                                                                                ------------                ------------
         NET CASH USED BY INVESTING ACTIVITIES                                    (2,967,316)                 (3,331,684)
                                                                                ------------                ------------
FINANCING ACTIVITIES Proceeds from issuance of:
    Notes payable                                                                    176,588                     939,989
    Nonrecourse debt for lease financing                                             281,429                     216,143
    Common and treasury stock                                                          6,183                       2,613
    Long-term debt                                                                   150,000
Payments for:
    Maturities of notes payable                                                     (187,936)                   (502,500)
    Nonrecourse debt for lease financing                                             (48,720)                    (30,036)
    Long-term debt                                                                      (464)                       (422)
    Cash dividends                                                                   (29,886)                    (27,253)
    Purchase of common stock                                                        (102,451)
Net proceeds from (payments for):
    Deposits                                                                       2,699,585                   1,041,235
    Short-term borrowings                                                            115,690                   1,157,872
                                                                                ------------                ------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                                 3,060,018                   2,797,641
                                                                                ------------                ------------

         NET INCREASE (DECREASE)                                                     415,088                     (90,616)
Cash and due from banks at beginning of period                                     1,421,941                   1,097,563
                                                                                ------------                ------------
         CASH AND DUE FROM BANKS AT END OF PERIOD                               $  1,837,029                $  1,006,947
                                                                                ============                ============
SUPPLEMENTAL DISCLOSURE
    Interest paid                                                               $    413,076                $    427,077
    Income taxes paid                                                                 56,064                      36,008

The accompanying notes are an integral part of these financial statements.

                                             STATE STREET BOSTON CORPORATION
                                CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                SIX MONTHS ENDED JUNE 30,
                                                       (UNAUDITED)
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                      NET UNREALIZED
                                                                                       GAIN(LOSS) ON
                                              COMMON                  RETAINED         AVAILABLE-FOR-   TREASURY
(DOLLARS IN THOUSANDS)                         STOCK     SURPLUS      EARNINGS        SALE SECURITIES      STOCK         TOTAL
- ------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1994                $   82,447    $ 37,160    $  1,273,369    $    (55,840)     $    -       $   1,337,136

   Net Income                                                              116,997                                         116,997
   Cash dividends declared-
    $.33 per share                                                         (27,253)                                        (27,253)
   Issuance of common stock-
    178,092 shares                                 178       2,984                                                           3,162
  Foreign currency translation                                               5,067                                           5,067
   Change in net unrealized gain(loss)
   on available-for-sale securities                                                         56,423                          56,423
                                            ----------    --------    ------------    ------------       ---------   -------------
BALANCE AT JUNE 30, 1995                    $   82,625    $ 40,144    $  1,368,180    $        583       $   -       $   1,491,532
                                            ==========    ========    ============    ============       ========    =============

BALANCE AT DECEMBER 31, 1995                $   82,695    $ 40,090    $  1,465,007    $     12,688         (12,956)  $   1,587,524

   Net income                                                              141,258                                         141,258
   Cash dividends declared-
    $.37 per share                                                         (29,886)                                        (29,886)
   Issuance of common stock                         (2)                                                                         (2)
   Common stock acquired-
    2,183,900 shares                                                                                      (102,451)       (102,451)
   Issuance of treasury stock-
    314,739 shares                                         (3,499)                                          13,267           9,768
   Foreign currency translation                                             (1,373)                                         (1,373)
   Change in net unrealized gain(loss)
    on available-for-sale securities                                                       (28,699)                        (28,699)
                                            ----------    --------    ------------    ------------      ----------   -------------
BALANCE AT JUNE 30, 1996                    $   82,693    $ 36,591    $  1,575,006    $    (16,011)     $ (102,140)  $   1,576,139
                                            ==========    ========    ============    ============      ==========   =============


The accompanying notes are an integral part of these financial statements.

                         STATE STREET BOSTON CORPORATION

PART I. ITEM 1.    FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

State Street Boston Corporation ("State Street") is a financial services corporation and provides banking, trust, investment management and securities processing services to both domestic and global customers. State Street's primary focus is servicing and managing financial assets on a global scale. State Street has three lines of business: financial asset services, investment management and commercial lending. Financial asset services are primarily accounting, custody, banking and other services for large pools of assets such as mutual funds and pension plans, and corporate trusteeships. Financial asset services is State Street's predominant line of business. Investment management services manage financial assets worldwide, both institutional investment management and personal trust services, and provide participant recordkeeping for defined contribution plans. Commercial lending activities include regional middle market, specialized and trade finance lending as well as asset-based finance and leasing.

The consolidated financial statements include the accounts of State Street and its subsidiaries, including its principal subsidiary, State Street Bank and Trust Company. The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. All significant intercompany balances and transactions have been eliminated upon consolidation. The results of operations of businesses purchased are included from the date of acquisition. Investments in 50%-owned affiliates are accounted for by the equity method. Certain previously reported amounts have been reclassified to conform to the current method of presentation. For the Consolidated Statement of Cash Flows, State Street has defined cash equivalents as those amounts included in the Statement of Condition caption, "Cash and due from banks." For the six months ended June 30, 1996 and 1995, long-term debt converted into common stock was $30,000 and $60,000, respectively.

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

In June 1996, SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued. This statement provides standards for transfers and servicing of financial assets and extinguishing liabilities. This statement is effective for fiscal years beginning after December 31, 1996. State Street will adopt this new statement in 1997.

In the opinion of management, all adjustments consisting of normal recurring accruals which are necessary for a fair presentation of the financial position of State Street and subsidiaries at June 30, 1996 and December 31, 1995, and its cash flows for the six months ended June 30, 1996 and 1995, and the consolidated results of its operations for the three months and six months ended June 30, 1996 and 1995 have been made. These statements should be read in conjunction with the financial statements, notes and other information included in State Street's latest annual report on Form 10-K.


NOTE B - INVESTMENT SECURITIES

Investment securities consisted of the following at June 30, 1996:

                                          Amortized              Unrealized                   Fair
(Dollars in thousands)                       Cost            Gains        Losses              Value
                                         -----------       --------      --------           -----------
HELD TO MATURITY
U.S. Treasury and
     Federal agencies                    $   839,765       $  1,607      $  4,271           $   837,101
                                         ===========       ========      ========           ===========


AVAILABLE FOR SALE
U.S. Treasury and
     Federal agencies                    $ 3,797,322       $  7,070      $ 16,857           $ 3,787,535
State and political
     subdivisions                          1,659,599          5,411        10,087             1,654,923
Asset-backed securities                    1,797,691          1,766        17,735             1,781,722
Other investments                            365,279          3,704         1,206               367,777
                                         -----------       --------      --------           -----------
     Total                               $ 7,619,891       $ 17,951      $ 45,885           $ 7,591,957
                                         ===========       ========      ========           ===========

Investment securities consisted of the following at December 31, 1995:

                                          Amortized              Unrealized                   Fair
(Dollars in thousands)                       Cost            Gains        Losses              Value
                                         -----------       --------      --------           -----------
HELD TO MATURITY
U.S. Treasury and
     Federal agencies                    $   824,399       $  5,217      $    483           $   829,133
                                         ===========       --------      --------           -----------

AVAILABLE FOR SALE
U.S. Treasury and
     Federal agencies                    $ 2,270,695       $ 17,579      $  4,292           $ 2,283,982
State and political
     subdivisions                          1,299,720         10,411         3,898             1,306,233
Asset-backed securities                    1,672,822          4,347        11,808             1,665,361
Other investments                            271,028         10,050         1,290               279,788
                                         -----------       --------      --------           -----------
     Total                               $ 5,514,265       $ 42,387      $ 21,288           $ 5,535,364
                                         ===========       ========      ========           ===========

Held-to-maturity securities are reported at amortized cost, and available-for-sale securities are reported at fair value on the statement of condition.

During the six months ended June 30, 1996, gains of $6,388,000 and losses of $2,604,000 were realized on sales of available-for-sale securities of $191,599,000. During the six months ended June 30, 1995, gains of $6,879,000 and losses of $1,307,000 were realized on sales of available-for-sale securities of $1,652,583,000.

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

 Changes in the allowance for loan losses were as follows:

                                                Three Months Ended             Six Months Ended
(Dollars in thousands)                                June 30,                      June 30,
                                               ----------------------       ----------------------
                                                 1996          1995           1996          1995
                                               --------      --------       --------      --------
Balance at beginning of period                 $ 65,716      $ 59,363       $ 63,491      $ 58,184
Provision for loan losses                         2,001         2,000          4,001         4,000
Loan charge-offs                                 (2,451)       (2,822)        (2,759)       (3,817)
Recoveries                                        4,822         1,704          5,355         1,878
                                               --------      --------       --------      --------
    Balance at end of period                   $ 70,088      $ 60,245       $ 70,088      $ 60,245
                                               ========      ========       ========      ========


NOTE D - LONG-TERM DEBT

In April 1996, a shelf registration statement became effective that amends and supplements a previous shelf registration that was effective in August 1993. The amended shelf allows State Street to issue up to $500 million of unsecured debt securities and/or shares of its preferred stock. In June 1996, State Street issued $150 million of 7.35% Notes due 2026, redeemable at the option of the holder in 2006. At June 30, 1996, $350 million of the shelf registration is available for issuance.


NOTE E - INCOME TAXES

The provision for income taxes included in the Consolidated Statement of Income is comprised of the following:

                                                Three Months Ended             Six Months Ended
(Dollars in thousands)                                June 30,                      June 30,
                                               ----------------------       ----------------------
                                                 1996          1995           1996          1995
                                               --------      --------       --------      --------
Current                                        $ 11,159      $ 25,166       $ 21,985      $ 37,315
Deferred                                         27,776         3,502         55,189        22,390
                                               --------      --------       --------      --------
    Total provision                            $ 38,935      $ 28,668       $ 77,174      $ 59,705
                                               ========      ========       ========      ========

The effective tax rate is less than the combined U.S. and applicable non-U.S. and state tax rates for all periods reported because of tax exempt income and tax credits. The effective rate for the periods ended June 30, 1995 was significantly lower than that of the corresponding periods in 1996 as a result of a settlement of a multi-year state tax dispute.

NOTE F - FEE REVENUE - OTHER

The Other category of fee revenue consisted of the following:

                                                Three Months Ended             Six Months Ended
(Dollars in thousands)                                June 30,                      June 30,
                                               ----------------------       ----------------------
                                                 1996          1995           1996          1995
                                               --------      --------       --------      --------
Foreign exchange trading                       $  29,859     $ 36,754       $ 63,481      $ 73,216
Service fees                                      17,689       14,409         35,231        26,845
Processing service fees                           10,973       14,968         21,718        32,634
Securities gains, net                              3,092        2,026          3,784         5,572
Trading account profits                               97          561          1,546           177
Other                                              5,572        8,646         14,273        14,494
                                               ---------     --------       --------      --------
    Total fee revenue - other                  $  67,282     $ 77,364       $140,033      $152,938
                                               =========     ========       ========      ========


NOTE G - OPERATING EXPENSES - OTHER

The Other category of operating expenses consisted of the following:

                                                Three Months Ended             Six Months Ended
(Dollars in thousands)                                June 30,                      June 30,
                                               ----------------------       ----------------------
                                                 1996          1995           1996          1995
                                               --------      --------       --------      --------
Contract services                              $ 36,188      $ 29,048       $ 71,212      $ 56,467
Professional services                            14,836        12,653         27,450        25,526
Advertising and sales promotion                   8,894         6,584         17,699        12,657
Postage, forms and supplies                       6,468         6,134         13,124        12,112
Telecommunications                                6,137         6,037         12,106        12,131
Other                                            23,838        16,630         44,384        32,837
                                               --------      --------       --------      --------
    Total operating
            expenses - other                   $ 96,361      $ 77,086       $185,975      $151,730
                                               ========      ========       ========      ========


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

The following table summarizes the contractual or notional amounts of significant derivative financial instruments held or issued by State Street at:

                                                 June 30,       December 31,
(Dollars in millions)                              1996             1995
                                                ----------      ------------
TRADING:
Interest rate contracts:
    Swap agreements                              $    828         $    420
    Options and caps purchased                         23               25
    Options and caps written                           33               36
    Futures sold                                    1,704            1,050
    Options on futures written                        277              800
    Options on futures purchased                      615            1,000
Foreign exchange contracts:
    Forward, swap and spot                         57,727           54,965
    Options purchased                                 328               20
    Options written                                   180               43
    Futures sold                                        3
BALANCE SHEET MANAGEMENT:
Interest rate contracts:
    Swap agreements                                   267              217
    Options and caps purchased                         50               50

FINANCIAL INSTRUMENTS HELD OR ISSUED FOR TRADING

The following table represents the fair value of financial instruments held or issued for trading purposes as of:

                                                                           June 30,                       December  31,
                                                                            1996                               1995
                                                               ---------------------------        -------------------------------
(Dollars in millions)                                                             Average                                Average
FOREIGN EXCHANGE CONTRACTS:                                    Fair Value       Fair Value        Fair Value           Fair Value
                                                               ----------       ----------        ----------           ----------
Contracts in a receivable position                               $624              $671                $539               $751
Contracts in a payable position                                   641               710                 466                704

OTHER FINANCIAL INSTRUMENT CONTRACTS:
Contracts in a receivable position                                  6                 6                   4                  2
Contracts in a payable position                                     5                 5                   3                  3

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

                                                 June 30,       December 31,
(Dollars in millions)                              1996             1995
                                                ----------      ------------
Loan commitments                                 $  4,810         $  3,626
Standby letters of credit                           1,603            1,286
Letters of credit                                     222              179
Indemnified securities lent                        38,398           28,949

NOTE I - COMMITMENTS AND CONTINGENT LIABILITIES

State Street provides custody, accounting and information services to mutual fund, master trust/master custody/global custody, corporate trust and defined contribution plan customers; and investment management services to institutions and individuals. Assets under custody and management, held by State Street in a fiduciary or custody capacity, are not included in the Consolidated Statement of Condition since items are not assets of State Street. Management conducts regular reviews of its responsibilities for these services and considers the results in preparing its financial statements. In the opinion of management, there are no contingent liabilities at June 30, 1996 that would have a material adverse effect on State Street's financial position or results of operations.

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

                   Independent Accountants' Review Report



The Stockholders and Board of Directors
State Street Boston Corporation


We have reviewed the accompanying consolidated statement of condition of State Street Boston Corporation as of June 30, 1996, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 1996 and 1995, and the consolidated statements of cash flows and changes in stockholders' equity for the six-month periods ended June 30, 1996 and 1995. These financial statements are the responsibility of the Corporation's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of condition of State Street Boston Corporation as of December 31, 1995, and the related consolidated statements of income, cash flows and changes in stockholders' equity for the year then ended (not presented herein), and in our report dated January 10, 1996 we expressed an unqualified opinion on those consolidated financial statements.



                                                     ERNST & YOUNG LLP


Boston, Massachusetts
July 12, 1996

                         STATE STREET BOSTON CORPORATION

PART I. ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS


Summary

Earnings per fully diluted share were $.87, an increase of 16% from $.75 in the second quarter of 1995. Net income was $72 million, up from $63 million a year ago. Return on stockholders' equity was 18.3%, up from 17.2% in the second quarter of 1995.


                                             Condensed Income Statement
                                              Taxable Equivalent Basis
                                    (Dollars in millions, except per share data)


                                               Three Months Ended                     Six Months Ended
                                                     June 30,                             June 30,
                                       --------------------------------      -----------------------------------
                                        1996     1995     Change     %        1996       1995      Change     %
                                       ------   ------    ------    ---      -------    -------    ------    ---
Fee revenue                            $323.0   $276.7    $ 46.3     17      $ 629.7    $ 538.4    $ 91.3     17

Interest revenue                        352.9    337.9      15.0      4        707.0      664.6      42.4      6
Interest expense                        208.1    224.3     (16.2)    (7)       422.9      442.6     (19.7)    (4)
                                       ------   ------    ------             -------    -------    ------
    Net interest revenue                144.8    113.6      31.2     27        284.1      222.0      62.1     28
Provision for loan losses                 2.0      2.0        -      -           4.0        4.0        -       -
                                       ------   ------    ------             -------    -------    ------
    Net interest revenue after
     provision for loan losses          142.8    111.6      31.2     28        280.1      218.0      62.1     28
                                       ------   ------    ------             -------    -------    ------
    Total revenue                       465.8    388.3      77.5     20        909.8      756.4     153.4     20

Operating expenses                      344.8    289.2      55.6     19        672.7      564.0     108.7     19
                                       ------   ------    ------             -------    -------    ------
    Income before taxes                 121.0     99.1      21.9     22        237.1      192.4      44.7     23
Income taxes                             38.9     28.7      10.2     36         77.2       59.7      17.5     29
Taxable equivalent adjustment            10.6      7.7       2.9     38         18.6       15.7       2.9     18
                                       ------   ------    ------             -------    -------    ------
    Net income                         $ 71.5   $ 62.7    $  8.8     14      $ 141.3    $ 117.0    $ 24.3     21
                                       ======   ======    ======             =======    =======    ======

Earnings Per Share
    Primary                            $  .87   $  .75    $  .12     16      $  1.72    $  1.41    $  .31     22
    Fully diluted                         .87      .75       .12     16         1.71       1.40       .31     22


($ and % change based on dollars in thousands, except per share data)


For the first six months of 1996, earnings per share were $1.71, an increase of 22%, up from the $1.40 in the first half of 1995. Net income was $141 million, up from $117 million a year ago, and return on stockholders' equity was 18.0% as compared to 16.6% for 1995.

Total Revenue

Total revenue for the quarter was $466 million, up $78 million, or 20%, from a year ago due to strong growth in both fiduciary compensation and net interest revenue.

Year-to-date, total revenue was $910 million, up $153 million, or 20%, from 1995, due to strong growth in both fiduciary compensation and net interest revenue.

Fee Revenue

Fee revenue, which comprised 69% of total revenue, was $323 million, up $46 million, or 17%, from the second quarter of 1995. Fiduciary compensation, the largest component of fee revenue, is derived from accounting, custody, recordkeeping information, investment management, and trustee services. Fiduciary compensation was $256 million, up $56 million, or 28%, from a year ago due to due to growth of 20% or more in all major businesses.

In financial asset services, additional mutual fund assets, particularly U.S. equities and non-U.S. securities, and new mutual funds contributed importantly to the growth in fiduciary compensation. State Street's offering of value-added services, such as fund administration and offshore servicing, supports the company's ability to expand existing relationships and develop new relationships with mutual funds.

Fiduciary compensation from services for U.S. defined benefit pension plans increased due to growth in domestic and global custody and accounting services, reflecting both new business and growth in services provided to current customers. Securities lending also contributed to the year-over-year revenue growth. Outside the United States, revenue from global custody and accounting services grew from the installation of record new business over the last year. At quarter end, assets under custody for non-U.S. customers were $188 billion, up 62% from a year ago.

In investment management, fiduciary compensation grew due to new business and additional assets from current customers. Active and passive equity products invested globally had particularly strong revenue growth. Revenue from participant recordkeeping for defined contribution plans grew rapidly, reflecting an acquisition, installation of new customers and major enhancements to the plans of existing customers.

Service fees for the quarter were $17.7 million, up $3.3 million, or 23%, from the same quarter a year ago due to strength in brokerage and financing fees.

Strength in fiduciary compensation and service fees was partially offset by lower foreign exchange revenue and processing service fees. Foreign exchange revenue was $30 million, down $7 million, or 19%, from the prior year due to narrower trading spreads as a result of lower volatility in the currency markets. Nevertheless, State Street's business continued to grow in its target segment, foreign exchange services for investment managers, and executed an increased number of trades for these customers. Processing service fees were $11 million, down $4 million. Nearly all of the decline was due to the loss of revenue associated with the second quarter 1995 sale of a non-strategic credit card replacement business.


Other fee revenue was down $4 million, from the same quarter a year ago, mainly due to the gain on the sale of a non-strategic business in the second quarter of 1995, as stated above.

For the six month period ended June 30, 1996, fee revenue was $630 million, up $91 million, or 17%, over the same period in 1995. The increase was primarily attributable to the growth in fiduciary compensation revenue. Revenue from foreign exchange decreased $10 million, as lower volatility resulted in narrower trading spreads, and revenue from processing services fees decreased $11 million, largely due to the sale of the credit card replacement business in 1995's second quarter.

Net Interest Revenue

Taxable equivalent net interest revenue was $145 million, up $31 million, or 27%, from a year ago due to wider interest rate spreads, and a $3.3 billion, or 15% increase in average interest-earning assets. This balance sheet growth was driven primarily by a $2.7 billion increase in foreign deposits from customers in conjunction with their worldwide investment activities.

For the six-month period ended June 30, 1996, taxable equivalent net interest revenue was $284 million, up $62 million, or 28%, from the same period in 1995 due to wider interest rate spreads and an increase in average interest-earning assets. The growth in average interest-earning assets of $3.1 billion, or 14%, was driven primarily by a $2.2 billion increase in foreign deposits.

                                           Three Months Ended
                                                    June 30,
                                 ---------------------------------------------
                                        1996                        1995
                                 ------------------          -----------------
                                 Average                     Average
(Dollars in millions)            Balance      Rate           Balance      Rate
                                 -------      ----           -------      ----

Interest-earning assets          $26,043      5.45%          $22,702      5.97%
Interest-bearing liabilities      21,692      3.86            18,894      4.76
                                              ----                        ----
Excess of rates earned
    over rates paid                           1.59%                       1.21%
                                              ====                        ====

Net Interest Margin                           2.24%                       2.01%
                                              ====                        ====


Operating Expenses

Operating expenses of $345 million were up $56 million, or 19%, from the second quarter of 1995. Salaries and employee benefits were $189 million, up $30 million, or 19%, due to salary increases, additional staff, incentive compensation and employee benefit costs. Other expenses were $96 million, up $19 million, or 25%, driven by volume-related expense such as fees from subcustodians and other external service providers, higher transaction processing costs associated with the securities industry change to same day settlement of securities, and higher promotional expense. These negative factors were partially offset by lower FDIC insurance expense.

For the six-month period ended June 30, 1996, operating expenses were up $109 million, or 19%, due to increased salaries and employee benefits costs and volume-related expenses such as subcustodian fees and consulting services.

Credit Quality

At June 30, 1996, total loans were $4.3 billion, 15% of the balance sheet. In the second quarter, the provision for loan losses charged against income was $2 million, the same as a year ago. During the quarter, the allowance for loan losses increased from $66 million to $70 million.

Loan Ratios                                            1996                               1995
- -----------                                      -----------------       -------------------------------------
                                                   2Q         1Q            4Q        3Q        2Q        1Q
                                                 ------     ------       -------    ------    ------    ------
Allowance to ending loans                         1.64%      1.56%         1.59%     1.70%     1.70%     1.82%
Net recoveries (charge-offs) to average loans       .22        .02         (.11)      .03      (.13)     (.10)
Non-performing loans to ending loans                .24        .33          .39       .62       .75       .69


During the second quarter, non-performing loans declined from $14 million to $10 million. Net recoveries were $2 million, versus net charge-offs of $1 million in the year-earlier period.

Taxes

Taxes were $39 million, up from $29 million a year ago. In the second quarter of 1995, a settlement of prior years' state taxes resulted in a $4 million reduction in taxes. The state tax settlement lowered the quarterly effective tax rate for that quarter by four percentage points to 31.4%.

The effective tax rate for the second quarter of 1996 was 35.3%, commensurate with the estimated tax rate for the full year.

Lines of Business

State Street reports three lines of business - Financial Asset Services, Investment Management and Commercial Lending.

Financial Asset Services represents primarily custody-related services for large pools of assets such as mutual funds and pension plans (both defined benefit and defined contribution), and corporate trusteeship. Fiduciary compensation revenue is derived from services related to State Street's $2.6 trillion of assets under custody and $315 billion of bonds under trusteeship. In addition to fiduciary compensation, certain financial asset services customers generate other types of revenue, particularly foreign exchange trading revenue, and net interest revenue. Noninterest-bearing and foreign deposits from these customers comprise a significant amount of State Street's total deposits available for investment. These customers also invest substantial short-term funds with State Street. Revenue from investing these deposits and funds is reported as interest revenue.

Investment Management is comprised of the business components that manage $271 billion of institutional and personal financial assets worldwide, and provide participant recordkeeping services for defined contribution plans. Fee revenue is derived from a broad array of products that focus on quantitative equity management, both passive and active, and money market funds.

Commercial Lending services are provided to commercial and financial customers. State Street's lending activities are focused on middle-market companies in the northeastern United States, as well as specialized industries nationwide.

Line-of-business information is based on State Street's management accounting practices and are not necessarily comparable with similar information for other companies.

The following is a summary of line-of-business results for the six months ended June 30, 1996 and 1995. Certain previously reported line-of-business information has been reclassified to conform to the current method of presentation.

                                        Financial                 Investment               Commercial
(Taxable equivalent basis,           Asset Services               Management                Lending
                                  --------------------      --------------------      ------------------
dollars in millions)                1996        1995           1996       1995          1996       1995
                                    ----        ----           ----       ----          ----       ----
Fee revenue                       $  461.8    $  413.9      $  145.4    $  106.3      $  22.5    $  18.2
Net interest revenue                 197.9       147.5          12.8         7.3         73.4       67.2
Provision for loan losses               .4          .2                                    3.6        3.8
                                  --------    --------      --------    --------      -------    -------
    Total revenue                    659.3       561.2         158.2       113.6         92.3       81.6
Operating expenses                   505.4       441.2         125.4        85.4         41.9       37.4
                                  --------    --------      --------    --------      -------    -------
 Operating profit                    153.9       120.0          32.8        28.2         50.4       44.2
                                  ========    ========      ========    ========      =======    =======

Average Assets                    $ 25,644    $ 22,943      $     37    $     20      $ 3,056    $ 2,562


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

Financial Asset Services contributed $153.9 million to operating profit for the first six months of 1996. This was an increase of $33.9 million, or 28% from the same period a year ago, due to strong revenue growth--in both net interest revenue and fee revenue. Total revenue increased $98.1 million, or 17%, to $659.3 million. Net interest revenue increased $50.4 million, or 34%, due to wider interest rate spreads and an increase in interest-earning assets. Fee revenue increased $47.9 million, or 12%, due to fiduciary compensation growth of 20% or more in all businesses. Operating expenses increased $64.2 million, or 15%, from the same period a year ago due to both increased personnel and volume related expenses.

Investment Management contributed $32.8 million to operating profit for the first six months of 1996. This was an increase of $4.6 million, or 16% from the same period a year ago. Revenue grew $44.6 million, or 39% due to significant business growth and favorable securities markets, with substantial growth in active and passive equity products investing both in the United States and non-U.S. markets. Operating expenses increased $40.0 million, or 47% from the same quarter a year ago primarily due to increased personnel costs.

Commercial Lending contributed $50.4 million to operating profit for the first six months of 1996. This was an increase of $6.2 million, or 14% from the same period a year ago reflecting loan growth in leases and traditional middle market lending.

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

In June 1996, SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued. This statement provides standards for transfers and servicing of financial assets and extinguishing liabilities. This statement is effective for fiscal years beginning after December 31, 1996. State Street will adopt this new statement in 1997.

Capital and Liquidity

State Street maintains strong capital levels and continues to generate capital internally. In the second quarter, the internal capital generation rate was 14.4%. State Street's capital and leverage ratios exceeded the regulatory guidelines as follows:

                                                                      Minimum
                                        June 30,    December 31,     Regulatory
(Dollars in millions)                     1996         1995          Guidelines
                                       ----------   -----------      ----------

Risk-based capital ratios:
          Tier 1 capital                   12.0%        14.0%            4.0%
          Total capital                    12.5         14.5             8.0
Leverage ratio                              5.2          5.6             3.0


Tier 1 capital                         $  1,518     $  1,507
Total capital                             1,575        1,563

Risk-adjusted assets:
          On-balance sheet assets      $  9,891     $  8,409
          Off-balance sheet assets        2,709        2,339
                                       --------     --------

          Total risk-adjusted assets   $ 12,600     $ 10,748
                                       ========     ========

State Street intends to maintain capital ratios at State Street Bank which qualify for the "well-capitalized" designation, including a leverage ratio of 5% or more. The Corporation's objectives are to optimize the use of the balance sheet maximizing return within risk parameters, and to meet the needs of its customers, with emphasis on those services which State Street is well positioned to provide.

The primary objective of State Street's liquidity management is to ensure that State Street has sufficient funds to repay maturing liabilities, accommodate the transaction and cash management requirements of its customers, meet loan commitments, and accommodate other corporate needs. Liquidity is provided by State Street's access to global market sources of funding and its ability to gather additional deposits, maturing short-term assets, the sale of available-for-sale securities and payments of loans.

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

State Street maintains a large portfolio of liquid assets. At June 30, 1996, the portfolio included $7.8 billion of interest-bearing deposits with banks, $2.8 billion of securities purchased under resale agreements and securities borrowed, and $1.5 billion of Federal funds sold. Of the total $12.1 billion in liquid assets, $5.9 billion mature within one week , and nearly all mature within six months. Although not relied on for daily liquidity needs, the $7.6 billion available-for-sale-portfolio of investment securities provides a significant secondary source of liquidity.

State Street maintains strong liquidity ratios. When liquidity is measured by the ratio of liquid assets to total assets, State Street ranks among the highest of U.S. banking companies. Liquid assets consist of cash and due from banks, interest-bearing deposits with banks, Federal funds sold, securities purchased under resale agreements, and securities borrowed, trading account assets and investment securities. At June 30, 1996, State Street's liquid assets were 78% of total assets.

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

As a part of trading activities, State Street manages trading positions in both the foreign exchange and interest-rate markets using financial derivatives - primarily forward foreign exchange contracts, foreign exchange and interest-rate options, and interest-rate swaps. State Street's positions are based on market expectations and customers' needs. As of June 30, 1996, the notional amount of these instruments was approximately $61.7 billion of which $57.7 billion was foreign exchange forward, swap and spot contracts.

Trading activities involving foreign exchange and/or interest-rate derivatives are managed using earnings at risk measures and trading limits as established by risk-management policies. Interest-rate and foreign exchange derivatives that are used as part of the asset-and liability-management process are subjected to the same credit and interest-rate risk processes for financial instruments carried on the balance sheet.

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

Stock Repurchase Program

During the quarter, the Corporation purchased 600,000 shares of its stock. At quarter end, a total of 2.6 million shares had been purchased under the current share purchase program, which was recently expanded to 6 million shares by the Board of Directors as announced on June 20, 1996.

Outlook

For the second quarter, State Street exceeded its financial goals of revenue and earnings per share growth. The Corporation achieved a near-record level of new business bookings, based on projected revenue. Existing customers continued to expand their relationships with State Street, adding assets and purchasing additional services, and we attracted new customers.

Management will continue to focus on improving operating margin, while maintaining a primary objective of long-term earnings per share growth, a goal State Street has achieved consistently since 1977.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Information concerning legal proceedings appears in Note I to the Consolidated Financial Statements on Page 11 of this report, and such information is incorporated herein by reference.

Item 2.  Changes in Securities

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security-Holders

The information required by this item appears in State Street's Report on Form 10-Q for the period ended March 31, 1996, filed with the Securities and Exchange Commission on May 14, 1996.

Item 5.  Other Information

On June 20, 1996, Registrant announced that its Board of Directors increased to six million shares the authorization to purchase shares of the Corporation's common stock. A copy of Registrant's press release is filed as an exhibit hereto.

Item 6.  Exhibits and Reports on Form 8-K

(a)Exhibit Index

Exhibit Number                                               Page of this Report
- --------------                                               -------------------

     4   Global Note                                                   24
    10   Amendment No. 2 dated as of June 20, 1996, to 1994            30
           Stock Option and Performance Unit Plan
    11   Statement re computation of per share earnings                31
    12   Ratio of Earnings to Fixed Charges                            32
    15   Letter re: unaudited interim financial information            33
    27   Financial data schedule                                       34
    99   Press Release dated June 20, 1996 re: Expanded                35
           Stock Purchase Program

(b)Reports on Form 8-K

None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                           STATE STREET BOSTON CORPORATION










Date: August 12, 1996    By:                /s/ Ronald L. O'Kelley
                            ----------------------------------------------------
                                                Ronald L. O'Kelley
                            Executive Vice President and Chief Financial Officer




Date: August 12, 1996    By:                /s/ Rex S. Schuette
                            ----------------------------------------------------
                                                Rex S. Schuette
                                    Senior Vice President and Comptroller