Form 10-Q
period 1996-09-30
STATE STREET BOSTON CORP
filed 1996-11-14
CIK 93751

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
          ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

 YES  [X]          NO  [ ]

     THE NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING ON OCTOBER 31, 1996 WAS 82,692,346.
================================================================================

                         STATE STREET BOSTON CORPORATION

                                Table of Contents

                                                                      Page

Part I. Financial Information

Part I.  Item 1.  Financial Statements

     Consolidated Statement of Income                                 1-2

     Consolidated Statement of Condition                              3

     Consolidated Statement of Cash Flows                             4

     Consolidated Statement of Changes in Stockholders' Equity        5

     Notes to Consolidated Financial Statements                       6-11

     Independent Accountants' Review Report                           12

Part I. Item 2.

     Management's Discussion and Analysis of Financial Condition      13-21
     and Results of Operations

Part II. Other Information

Part II. Item 1.

     Legal Proceedings                                                22

Part II. Item 2.

     Changes in Securities                                            22

Part II. Item 3.

     Defaults Upon Senior Securities                                  22

Part II. Item 4.

     Submission of Matters to a Vote of Security Holders              22

Part II. Item 5.

     Other Information                                                22

Part II. Item 6.

     Exhibits and Reports on Form 8-K                                 22

Signatures                                                            23

Exhibits                                                              24-32

PART I. ITEM 1. FINANCIAL STATEMENTS

                         STATE STREET BOSTON CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                        THREE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)

--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                1996         1995
--------------------------------------------------------------------------------

INTEREST REVENUE
Deposits with banks                                        $ 83,220     $ 74,599
Investment securities:
    U.S. Treasury and Federal agencies                       73,308       52,467
    State and political subdivisions                         18,218       12,958
    Other investments                                        33,359       33,161
Loans                                                        70,752       61,016
Securities purchased under resale agreements,
    securities borrowed and Federal funds sold               84,812      100,815
Trading account assets                                        4,879        6,286
                                                           --------     --------
        Total interest revenue                              368,548      341,302

INTEREST EXPENSE
Deposits                                                    105,403      104,287
Other borrowings                                            119,604      125,906
Long-term debt                                                4,862        2,127
                                                           --------     --------
        Total interest expense                              229,869      232,320
                                                           --------     --------
        Net interest revenue                                138,679      108,982
Provision for loan losses                                     2,000        2,001
                                                           --------     --------
        Net interest revenue after
          provision for loan losses                         136,679      106,981

FEE REVENUE
Fiduciary compensation                                      258,902      214,415
Other                                                        65,356       69,367
                                                           --------     --------
        Total fee revenue                                   324,258      283,782
                                                           --------     --------

        REVENUE BEFORE OPERATING EXPENSES                   460,937      390,763

OPERATING EXPENSES
Salaries and employee benefits                              194,314      164,966
Occupancy, net                                               24,959       21,145
Equipment                                                    35,422       32,242
Other                                                        95,329       82,333
                                                           --------     --------
        Total operating expenses                            350,024      300,686
                                                           --------     --------

        Income before income taxes                          110,913       90,077
Income taxes                                                 37,298       25,441
                                                           --------     --------
        NET INCOME                                         $ 73,615     $ 64,636
                                                           ========     ========

EARNINGS PER SHARE
  Primary                                                  $    .91     $    .78
  Fully diluted                                                 .90          .77

AVERAGE SHARES OUTSTANDING (in thousands)
    Primary                                                  81,007       83,172
    Fully diluted                                            81,634       83,911

CASH DIVIDENDS DECLARED PER SHARE                          $    .19     $    .17

The accompanying notes are an integral part of these financial statements.

                         STATE STREET BOSTON CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                         NINE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)

--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                1996         1995
--------------------------------------------------------------------------------

INTEREST REVENUE
Deposits with banks                                     $  255,203    $  210,469
Investment securities:
    U.S. Treasury and Federal agencies                     184,380       194,954
    State and political subdivisions                        50,296        38,199
    Other investments                                       92,352       102,978
Loans                                                      203,695       177,393
Securities purchased under resale agreements,
    securities borrowed and Federal funds sold             258,486       249,737
Trading account assets                                      12,508        16,454
                                                        ----------    ----------
        Total interest revenue                           1,056,920       990,184

INTEREST EXPENSE
Deposits                                                   319,957       307,005
Other borrowings                                           323,435       361,524
Long-term debt                                               9,366         6,403
                                                        ----------    ----------
        Total interest expense                             652,758       674,932
                                                        ----------    ----------
        Net interest revenue                               404,162       315,252
Provision for loan losses                                    6,001         6,001
                                                        ----------    ----------
        Net interest revenue after
          provision for loan losses                        398,161       309,251

FEE REVENUE
Fiduciary compensation                                     748,527       599,936
Other                                                      205,389       222,305
                                                        ----------    ----------
        Total fee revenue                                  953,916       822,241
                                                        ----------    ----------

        REVENUE BEFORE OPERATING EXPENSES                1,352,077     1,131,492

OPERATING EXPENSES
Salaries and employee benefits                             564,308       474,866
Occupancy, net                                              74,816        62,727
Equipment                                                  102,304        93,057
Other                                                      281,304       234,063
                                                        ----------    ----------
        Total operating expenses                         1,022,732       864,713
                                                        ----------    ----------

        Income before income taxes                         329,345       266,779
Income taxes                                               114,472        85,146
                                                        ----------    ----------
        NET INCOME                                      $  214,873    $  181,633
                                                        ==========    ==========

EARNINGS PER SHARE
  Primary                                               $     2.63    $     2.19
  Fully diluted                                               2.61          2.17

AVERAGE SHARES OUTSTANDING (in thousands)
    Primary                                                 81,609        83,035
    Fully diluted                                           82,284        83,792

CASH DIVIDENDS DECLARED PER SHARE                       $      .56    $      .50

The accompanying notes are an integral part of these financial statements.

                         STATE STREET BOSTON CORPORATION
                       CONSOLIDATED STATEMENT OF CONDITION
                                   (UNAUDITED)

--------------------------------------------------------------------------------
                                                    September 30,   December 31,
(DOLLARS IN THOUSANDS)                                  1996           1995
--------------------------------------------------------------------------------

ASSETS
Cash and due from banks                             $  1,436,809   $  1,421,941
Interest-bearing deposits with banks                   6,206,406      5,975,178
Securities purchased under resale agreements
    and securities borrowed                            3,895,363      5,406,619
Federal funds sold                                     1,911,762        347,500
Trading account assets                                   200,111        503,839
Investment securities:
    Held to maturity                                     851,871        824,399
    Available for sale                                 7,842,463      5,535,364
                                                    ------------   ------------
       Total investment securities                     8,694,334      6,359,763

Loans                                                  4,251,752      3,986,142
Allowances for loan losses                               (71,421)       (63,491)
                                                    ------------   ------------
        Net loans                                      4,180,331      3,922,651

Premises and equipment                                   454,748        467,588
Customers' acceptance liability                           36,351         57,472
Accrued income receivable                                449,371        392,074
Other assets                                             979,332        930,562
                                                    ------------   ------------
        TOTAL ASSETS                                $ 28,444,918   $ 25,785,187
                                                    ============   ============
LIABILITIES
Deposits:
    Noninterest-bearing                             $  6,033,131   $  5,082,064
    Interest-bearing:
        Domestic                                       2,241,503      2,150,697
        Foreign                                        9,101,586      9,414,458
                                                    ------------   ------------
        Total deposits                                17,376,220     16,647,219

Federal funds purchased                                  105,994        467,305
Securities sold under repurchase agreements            6,892,282      5,120,950
Other short-term borrowings                              816,011        443,203
Notes payable                                             89,587        175,218
Acceptances outstanding                                   37,357         57,387
Accrued taxes and other expenses                         610,706        562,304
Other liabilities                                        618,464        597,501
Long-term debt                                           275,869        126,576
                                                    ------------   ------------
        TOTAL LIABILITIES                             26,822,490     24,197,663

STOCKHOLDERS' EQUITY
Preferred stock, no par: authorized 3,500,000;
    issued none
Common stock, $1 par: authorized 112,000,000;
    issued 82,693,000 and 82,695,000                      82,693         82,695
Surplus                                                   36,009         40,090
Retained earnings                                      1,633,617      1,465,007
Net unrealized gain(loss) on
    available-for-sale securities                         (7,714)        12,688
Treasury stock (at cost, 2,556,000 and
    307,000 shares)                                     (122,177)       (12,956)
                                                    ------------   ------------
        TOTAL STOCKHOLDERS' EQUITY                     1,622,428      1,587,524
                                                    ------------   ------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $ 28,444,918   $ 25,785,187
                                                    ============   ============

The accompanying notes are an integral part of these financial statements.

                                      STATE STREET BOSTON CORPORATION
                                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                (UNAUDITED)
----------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                                              1996           1995
----------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                      $   214,873    $   181,633
Noncash charges for depreciation, amortization, provision for
    loan losses and foreclosed properties, and deferred income taxes                176,676        115,293
                                                                                -----------    -----------
       Net income adjusted for noncash charges                                      391,549        296,926

Adjustments to reconcile to net cash provided (used) by operating activities:
    Securities (gains)losses, net                                                    (4,560)        (5,903)
    Net change in:
      Trading account assets                                                        303,728         89,768
      Accrued income receivable                                                     (57,297)       (13,264)
      Accrued income taxes and other expenses                                       (11,730)        (4,578)
      Other, net                                                                    (36,525)      (241,539)
                                                                                -----------    -----------
    NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                585,165        121,410
                                                                                -----------    -----------

INVESTING ACTIVITIES
Payments for purchases of:
    Held-to-maturity securities                                                    (755,686)    (1,446,552)
    Available-for-sale securities                                                (5,461,957)    (1,194,902)
    Lease financing assets                                                         (377,867)      (438,105)
    Premises and equipment                                                          (70,346)       (80,492)
Proceeds from:
    Maturities of held-to-maturity securities                                       728,075      1,931,224
    Maturities of available-for-sale securities                                   2,699,522         82,743
    Sales of available-for-sale securities                                          413,989      3,252,304
    Principal collected from lease financing                                         48,463         41,771
Net (payments for) proceeds from:
    Interest-bearing deposits with banks                                           (231,228)    (1,154,727)
    Federal funds sold, resale agreements and securities borrowed                   (53,006)    (3,146,716)
    Loans                                                                          (151,645)      (347,572)
                                                                                -----------    -----------
         NET CASH USED BY INVESTING ACTIVITIES                                   (3,211,686)    (2,501,024)
                                                                                -----------    -----------

FINANCING ACTIVITIES
Proceeds from issuance of:
    Notes payable                                                                   176,588        939,989
    Nonrecourse debt for lease financing                                            281,429        349,832
    Common and treasury stock                                                         6,642          3,606
    Long-term debt                                                                  150,000
Payments for:
    Maturities of notes payable                                                    (256,936)      (808,979)
    Nonrecourse debt for lease financing                                            (59,786)       (42,420)
    Long-term debt                                                                     (705)          (639)
    Cash dividends                                                                  (45,127)       (41,288)
    Purchase of common stock                                                       (123,637)        (6,676)
Net proceeds from (payments for):
    Deposits                                                                        729,001        478,151
    Short-term borrowings                                                         1,783,920      1,667,783
                                                                                -----------    -----------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                                2,641,389      2,539,359
                                                                                -----------    -----------

         NET INCREASE (DECREASE)                                                     14,868        159,745
Cash and due from banks at beginning of period                                    1,421,941      1,097,563
                                                                                -----------    -----------
         CASH AND DUE FROM BANKS AT END OF PERIOD                               $ 1,436,809    $ 1,257,308
                                                                                ===========    ===========

SUPPLEMENTAL DISCLOSURE
    Interest paid                                                               $   643,024    $   669,670
    Income taxes paid                                                                68,706         48,968

The accompanying notes are an integral part of these financial statements.

                                                     STATE STREET BOSTON CORPORATION
                                        CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                               (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                        NET UNREALIZED
                                                                                         GAIN(LOSS) ON
                                               COMMON                      RETAINED      AVAILABLE-FOR-    TREASURY
(DOLLARS IN THOUSANDS)                          STOCK         SURPLUS      EARNINGS      SALE SECURITIES     STOCK       TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1994                 $    82,447    $    37,160    $ 1,273,369    $   (55,840)   $      --      $ 1,337,136
   Net Income                                                                  181,633                                      181,633
   Cash dividends declared-
    $.50 per share                                                             (41,288)                                     (41,288)
   Issuance of common stock-
    246,476 shares                                   247          4,603                                                       4,850
   Common Stock acquired-
    171,200 shares                                                                                            (6,676)        (6,676)
  Issuance of treasury stock-
    9,796 shares                                                   (216)         2,423                           371            155
   Foreign currency translation                                                                                               2,423
   Change in net unrealized gain(loss)
   on available-for-sale securities                                                            60,658                        60,658
                                             -----------    -----------    -----------    -----------    -----------    -----------
BALANCE AT SEPTEMBER 30, 1995                $    82,694    $    41,547    $ 1,416,137    $     4,818    $    (6,305)   $ 1,538,891
                                             ===========    ===========    ===========    ===========    ===========    ===========

BALANCE AT DECEMBER 31, 1995                 $    82,695    $    40,090    $ 1,465,007    $    12,688    $   (12,956)   $ 1,587,524
   Net income                                                                  214,873                                      214,873
   Cash dividends declared-
    $.56 per share                                                             (45,127)                                     (45,127)
   Common stock acquired-
    2,588,900 shares                                  (2)                                                   (123,637)      (123,639)
   Issuance of treasury stock-
    340,475 shares                                               (4,081)        (1,136)                       14,416         10,335
   Foreign currency translation                                                                                              (1,136)
   Change in net unrealized gain(loss)
    on available-for-sale securities                                                          (20,402)                      (20,402)
                                             -----------    -----------    -----------    -----------    -----------    -----------
BALANCE AT SEPTEMBER 30, 1996                $    82,693    $    36,009    $ 1,633,617    $    (7,714)   $  (122,177)   $ 1,622,428
                                             ===========    ===========    ===========    ===========    ===========    ===========

The accompanying notes are an integral part of these financial statements.

                         STATE STREET BOSTON CORPORATION

PART I. ITEM 1.    FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

State Street Boston Corporation ("State Street") is a financial services corporation and provides banking, trust, investment management and securities processing services to both domestic and international customers. State Street's primary focus is servicing and managing financial assets on a global scale. State Street reports three lines of business: financial asset services, investment management and commercial lending. Financial asset services are primarily accounting, custody, banking and other services for large pools of assets such as mutual funds and pension plans, and corporate trusteeships. Investment management services manage financial assets worldwide, both institutional investment management and personal trust services, and provide participant recordkeeping for defined contribution plans. Commercial lending activities include regional middle market, specialized and trade finance lending as well as asset-based finance and leasing.

The consolidated financial statements include the accounts of State Street and its subsidiaries, including its principal subsidiary, State Street Bank and Trust Company. The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. All significant intercompany balances and transactions have been eliminated upon consolidation. The results of operations of businesses purchased are included from the date of acquisition. Investments in 50%-owned affiliates are accounted for by the equity method. Certain previously reported amounts have been reclassified to conform to the current method of presentation. For the Consolidated Statement of Cash Flows, State Street has defined cash equivalents as those amounts included in the Statement of Condition caption, "Cash and due from banks." For the nine months ended September 30, 1996 and 1995, long-term debt converted into common stock was $30,000 and $138,000, respectively.

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

In June 1996, SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued. This statement provides standards for transfers and servicing of financial assets and extinguishing liabilities. Certain provisions of this statement are effective for fiscal years beginning after December 31, 1996. State Street will adopt the required provisions of this new statement in 1997.

In the opinion of management, all adjustments consisting of normal recurring accruals which are necessary for a fair presentation of the financial position of State Street and subsidiaries at September 30, 1996 and December 31, 1995, and its cash flows for the nine months ended September 30, 1996 and 1995, and the consolidated results of its operations for the three months and nine months ended September 30, 1996 and 1995 have been made. These statements should be read in conjunction with the financial statements, notes and other information included in State Street's latest annual report on Form 10-K.

NOTE B - INVESTMENT SECURITIES

Investment securities consisted of the following at September 30, 1996:

                                Amortized         Unrealized             Fair
(Dollars in thousands)             Cost        Gains       Losses        Value
                               ----------   ----------   ----------   ----------
HELD TO MATURITY
U.S. Treasury and
     Federal agencies          $  851,871   $    1,495   $    3,140   $  850,226
                               ==========   ==========   ==========   ==========

AVAILABLE FOR SALE
U.S. Treasury and
     Federal agencies          $4,038,067   $    9,142   $   12,838   $4,034,371
State and political
     subdivisions               1,467,976        6,099        7,539    1,466,536
Asset-backed securities         1,857,855        2,585       15,602    1,844,838
Other investments                 492,320        5,044          646      496,718
                               ----------   ----------   ----------   ----------
     Total                     $7,856,218   $   22,870   $   36,625   $7,842,463
                               ==========   ==========   ==========   ==========

Investment securities consisted of the following at December 31, 1995:

                                Amortized         Unrealized             Fair
(Dollars in thousands)             Cost        Gains       Losses        Value
                               ----------   ----------   ----------   ----------
HELD TO MATURITY
U.S. Treasury and
     Federal agencies          $  824,399   $    5,217   $      483   $  829,133
                               ==========   ==========   ==========   ==========

AVAILABLE FOR SALE
U.S. Treasury and
     Federal agencies          $2,270,695   $   17,579   $    4,292   $2,283,982
State and political
     subdivisions               1,299,720       10,411        3,898    1,306,233
Asset-backed securities         1,672,822        4,347       11,808    1,665,361
Other investments                 271,028       10,050        1,290      279,788
                               ----------   ----------   ----------   ----------
     Total                     $5,514,265   $   42,387   $   21,288   $5,535,364
                               ==========   ==========   ==========   ==========


Held-to-maturity securities are reported at amortized cost, and available-for-sale securities are reported at fair value on the statement of condition.

During the nine months ended September 30, 1996, gains of $7,186,000 and losses of $2,626,000 were realized on sales of available-for-sale securities of $413,989,000. During the nine months ended September 30, 1995, gains of $11,566,000 and losses of $5,663,000 were realized on sales of available-for-sale securities of $3,252,304,000.

NOTE C - ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained at a level believed adequate by management to absorb estimated probable credit losses. Management's periodic evaluation of the adequacy of the allowance for loan losses is based on State Street's past loan loss experience, known and inherent risks in the portfolio, current economic conditions and adverse situations that may affect the borrowers' ability to repay, timing of future payments, estimated value of any underlying collateral, and the performance of individual credits in relation to contract terms and other relevant factors. The provision for loan losses charged to earnings is based upon management's judgment of the amount necessary to maintain the allowance at a level adequate to absorb probable losses.

Changes in the allowance for loan losses were as follows:

                                    Three Months Ended       Nine Months Ended
(Dollars in thousands)                 September 30,           September 30,
                                   --------------------    --------------------
                                     1996        1995        1996        1995
                                   --------    --------    --------    --------
Balance at beginning of period     $ 70,088    $ 60,245    $ 63,491    $ 58,184
Provision for loan losses             2,000       2,001       6,001       6,001
Loan charge-offs                     (1,377)       (415)     (4,136)     (4,232)
Recoveries                              710         709       6,065       2,587
                                   --------    --------    --------    --------
    Balance at end of period       $ 71,421    $ 62,540    $ 71,421    $ 62,540
                                   ========    ========    ========    ========

NOTE D - LONG-TERM DEBT

In April 1996, a shelf registration statement became effective that amends and supplements a previous shelf registration that was effective in August 1993. The amended shelf allows State Street to issue up to $500 million of unsecured debt securities and/or shares of its preferred stock. In June 1996, State Street issued $150 million of 7.35% Notes due 2026, redeemable at the option of the holder in 2006. At September 30, 1996, $350 million of the shelf registration is available for issuance.

NOTE E - INCOME TAXES

The provision for income taxes included in the Consolidated Statement of Income is comprised of the following:

                                    Three Months Ended       Nine Months Ended
(Dollars in thousands)                 September 30,           September 30,
                                   --------------------    --------------------
                                     1996        1995        1996        1995
                                   --------    --------    --------    --------
Current                            $ 17,903    $  5,235    $ 39,888    $ 42,550
Deferred                             19,395      20,206      74,584      42,596
                                   --------    --------    --------    --------
    Total provision                $ 37,298    $ 25,441    $114,472    $ 85,146
                                   ========    ========    ========    ========


Taxes were $37 million, up from $25 million a year ago when a retroactive adjustment associated with a Massachusetts tax law change lowered the quarterly effective tax rate by six percentage points to 28.2%. The effective tax rate for the third quarter of 1996 was 33.6%, reflecting the current estimated 34.4% annual rate.

NOTE F - FEE REVENUE - OTHER

The Other category of fee revenue consisted of the following:

                                     Three Months Ended      Nine Months Ended
(Dollars in thousands)                  September 30,          September 30,
                                   --------------------    --------------------
                                     1996        1995        1996        1995
                                   --------    --------    --------    --------
Foreign exchange trading           $ 27,505    $ 36,374    $ 90,986    $109,590
Service fees                         19,277      15,116      54,509      41,961
Processing service fees              11,348      10,978      33,067      43,613
Trading account profits               3,671       1,624       5,216       1,801
Securities gains, net                   776         331       4,560       5,903
Other                                 2,779       4,944      17,051      19,437
                                   --------    --------    --------    --------
   Total fee revenue - other       $ 65,356    $ 69,367    $205,389    $222,305
                                   ========    ========    ========    ========

NOTE G - OPERATING EXPENSES - OTHER

The Other category of operating expenses consisted of the following:

                                     Three Months Ended      Nine Months Ended
(Dollars in thousands)                  September 30,          September 30,
                                   --------------------    --------------------
                                     1996        1995        1996        1995
                                   --------    --------    --------    --------
Contract services                   $35,432    $31,147     $106,643    $ 87,614
Professional services                15,383     11,273       42,832      36,798
Advertising and sales promotion       7,980      6,942       25,679      19,600
Postage, forms and supplies           6,493      5,669       19,616      17,781
Telecommunications                    5,484      5,536       17,589      17,667
Other                                24,557     21,766       68,945      54,603
                                    -------    -------     --------    --------
    TOTAL OPERATING
            EXPENSES - OTHER        $95,329    $82,333     $281,304    $234,063
                                    =======    =======     ========    ========

NOTE H - OFF-BALANCE SHEET FINANCIAL INSTRUMENTS, INCLUDING DERIVATIVES

State Street uses various off-balance sheet financial instruments, including derivatives, to satisfy the financing and risk management needs of customers, to manage interest-rate and currency risk and to conduct trading activities. Derivative instruments include forwards, futures, swaps, options and other instruments with similar characteristics. These instruments generate fee, interest or trading revenue. Associated with these instruments are market and credit risks that could expose State Street to potential losses. State Street also uses derivative financial instruments in trading and balance sheet management activities.

The following table summarizes the contractual or notional amounts of significant derivative financial instruments held or issued by State Street at:

                                          September 30,     December 31,
(Dollars in millions)                         1996             1995
                                         --------------    -------------
TRADING:
Interest rate contracts:
    Swap agreements                          $   821         $   420
    Options and caps purchased                    25              25
    Options and caps written                      70              36
    Futures sold                               1,579           1,050
    Options on futures written                   820             800
    Options on futures purchased               1,068           1,000
Foreign exchange contracts:
    Forward, swap and spot                    62,610          54,965
    Options purchased                            273              20
    Options written                              125              43

BALANCE SHEET MANAGEMENT:
Interest rate contracts:
    Swap agreements                              284             217
    Options and caps purchased                    50              50
Foreign exchange contracts:
    Forward, swap and spot                        22            --


The following table represents the fair value of financial instruments held or issued for trading purposes as of:

                                                    September 30,              December 31,
                                                       1996                       1995
(Dollars in millions)                         ------------------------    ------------------------
                                                              Average                     Average
                                              Fair Value    Fair Value    Fair Value    Fair Value
                                              ----------    ----------    ----------    ----------
FOREIGN EXCHANGE CONTRACTS:
Contracts in a receivable position               $501          $465          $539          $751
Contracts in a payable position                   486           448           466           704

OTHER FINANCIAL INSTRUMENT CONTRACTS:
Contracts in a receivable position                  9             8             4             2
Contracts in a payable position                     8             6             3             3

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

                                                 September 30,     December 31,
(Dollars in millions)                                1996              1995
                                                 --------------    ------------
Loan commitments                                    $ 4,735          $ 3,626
Standby letters of credit                             1,725            1,286
Letters of credit                                       183              179
Indemnified securities lent                          42,008           28,949


NOTE I - COMMITMENTS AND CONTINGENT LIABILITIES

State Street provides custody, accounting and information services to mutual fund, master trust/master custody/global custody, corporate trust and defined contribution plan customers and investment management services to institutions and individuals. Assets under custody and assets under management that are held or managed by State Street in a fiduciary or custody capacity, are not included in the Consolidated Statement of Condition since the items are not assets of State Street. Management conducts regular reviews of its responsibilities for these services and considers the results in preparing its financial statements. In the opinion of management, there are no contingent liabilities at September 30, 1996 that would have a material adverse effect on State Street's financial position or results of operations.

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

                   Independent Accountants' Review Report

The Stockholders and Board of Directors
State Street Boston Corporation


We have reviewed the accompanying consolidated statement of condition of State Street Boston Corporation as of September 30, 1996, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 1996 and 1995, and the consolidated statements of cash flows and changes in stockholders' equity for the nine-month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the Corporation's management.

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

Boston, Massachusetts
October 11, 1996

                         STATE STREET BOSTON CORPORATION

PART I. ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

Summary

Earnings per fully diluted share were $.90, an increase of 17% from $.77 in the third quarter of 1995. Net income was $74 million, up from $65 million a year ago. Return on stockholder's equity was 18.3%, up from 16.9% in the third quarter of 1995.

                                          Condensed Income Statement
                                           Taxable Equivalent Basis
                                 (Dollars in millions, except per share data)
                                            Three Months Ended                              Nine Months Ended
                                                September 30,                                    September 30,
                                         ---------------------------------------     --------------------------
                                          1996     1995    Change       %         1996         1995     Change        %
                                         ------   ------   ------      ---      --------    ---------   ------       ---
Fee revenue                              $324.3   $283.8   $ 40.5       14      $  953.9    $   822.2   $  131.7      16

Interest revenue                          378.0    352.6     25.4        7       1,085.0      1,017.2       67.8       7
Interest expense                          229.9    232.3     (2.4)      (1)        652.8        674.9      (22.1)     (3)
                                         ------   ------   ------               --------    ---------   --------
    Net interest revenue                  148.1    120.3     27.8       23         432.2        342.3       89.9      26
Provision for loan losses                   2.0      2.0      -          -           6.0          6.0        -         -
                                         ------   ------   ------               --------    ---------   --------
    Net interest revenue after
     provision for loan losses            146.1    118.3     27.8       23         426.2        336.3       89.9      27
                                         ------   ------   ------               --------    ---------   --------
    Total revenue                         470.4    402.1     68.3       17       1,380.1      1,158.5      221.6      19

Operating expenses                        350.0    300.7     49.3       16       1,022.7        864.7      158.0      18
                                         ------   ------   ------               --------    ---------   --------
    Income before taxes                   120.4    101.4     19.0       19         357.4        293.8       63.6      22
Income taxes                               37.3     25.4     11.9       47         114.5         85.1       29.4      35
Taxable equivalent adjustment               9.5     11.4     (1.9)     (17)         28.0         27.1         .9       3
                                         ------   ------   ------               --------    ---------   --------
    Net income                           $ 73.6   $ 64.6   $  9.0       14      $  214.9    $   181.6   $   33.3      18
                                         ======   ======   ======               ========    =========   ========

Earnings Per Share
    Primary                              $  .91   $  .78   $  .13       17      $   2.63    $    2.19   $    .44      20
    Fully diluted                           .90      .77      .13       17          2.61         2.17        .44      20

($ and % change based on dollars in thousands, except per share data)

For the first nine months of 1996, earnings per share were $2.61, an increase of 20% from $2.17. Net income increased 18%, with revenue growth of 19% and expense growth of 18%. Return on stockholders' equity was 18.1%.

Total Revenue

Total revenue for the quarter was $470 million, up $68 million, or 17%, from a year ago due to strong growth in both fiduciary compensation and net interest revenue.

For the nine month period ended September 30, 1996, total revenue was $1.4 billion, up $222 million, or 19%, from 1995.

Fee Revenue

Fee revenue, which comprised 69% of total revenue, was $324 million, up $40 million, or 14%, from the third quarter of 1995. Fiduciary compensation, the largest component of fee revenue, is derived from accounting, custody, recordkeeping, information, investment management and trustee services. Fiduciary compensation was $259 million, up $44 million, or 21%, from a year ago due to new business and expanded customer relationships against a backdrop of increasing cross-border investments and favorable securities markets.

Revenue growth from investment management services, delivered through State Street Global Advisors, occurred across the product line, with revenue from managing international equities contributing significantly. At quarter end, total assets under management were $280 billion, up 41% from a year ago. Revenue from participant recordkeeping for defined contribution plans was up substantially, reflecting additional customer volume and an acquisition.

In financial asset services, revenue grew from global custody and accounting for customers outside the United States. Revenue from servicing mutual funds reflected additional assets, particularly non-U.S. assets, and 175 new funds since a year ago.

Service fees for the quarter were $19 million, up $4 million, or 28%, from the same quarter a year ago due to strength in brokerage and loan fees.

Strength in fiduciary compensation and service fees was partially offset by lower foreign exchange revenue. Foreign exchange revenue was $28 million, down $9 million, or 24%, from the prior year due to less volatile foreign currency markets.

For the nine month period ended September 30, 1996, fee revenue was $954 million, an increase of $132 million, or 16%, from 1995. Growth of $149 million in fiduciary compensation was offset by a decrease of $19 million in foreign exchange revenue, attributable to less volatile foreign currency markets, and a decrease of $11 million in processing service fees, due primarily to the sale of a credit card replacement business in the second quarter of 1995.

Net Interest Revenue

Taxable equivalent net interest revenue was $148 million, up $28 million, or 23%, from a year ago due to wider interest rate spreads and a $2.9 billion, or 12%, increase in average interest-earning assets. This balance sheet growth was driven by an increase in foreign deposits and securities sold under repurchase agreements from customers in conjunction with their investment activities.

                                               Three Months Ended
                                                  September 30,
                                  -------------------------------------------
                                          1996                     1995
                                  -------------------     -------------------
                                  Average                   Average
(Dollars in millions)             Balance       Rate        Balance      Rate
                                  -------       ----        -------      ----

Interest-earning assets           $26,472       5.68%       $23,586      5.93%
Interest-bearing liabilities       22,268       4.11         19,537      4.72
                                                ----                     ----
Excess of rates earned
    over rates paid                             1.57%                    1.21%
                                                ====                     ====

Net Interest Margin                             2.23%                    2.02%
                                                ====                     ====

For the nine month period ended September 30, 1996, taxable equivalent net interest revenue was $432 million, up $90 million, or 26%, from the same period in 1995 due to wider interest rate spreads and a $3.0 billion, or 13%, increase in average interest-earning assets, driven primarily by increased foreign deposits.

Operating Expenses

Operating expenses of $350 million were up $49 million, or 16%, from a year ago. Salaries and employee benefits were $194 million, up $29 million, or 18%, due to additional staff, salary increases and incentive compensation. Other expenses were $95 million, up $13 million, or 16%, due to higher subcustodian fees reflecting growth in non-U.S. assets, use of additional outside consultants and higher transactions costs associated with the U.S. securities industry change to same day settlement of securities.

For the nine month period ended September 30, 1996, operating expenses were up $158 million, or 18%, due primarily to higher performance-linked compensation costs and additional staff to support business growth.

Credit Quality

At September 30, 1996, total loans were $4.3 billion, 15% of the balance sheet. In the third quarter, the provision for loan losses charged against income was $2 million, the same as a year ago. During the quarter, the allowance for loan losses increased from $70 million to $71 million.

Loan Ratios                                     1996                                    1995
-----------                         -----------------------------      ----------------------------------
                                       3Q        2Q        1Q           4Q      3Q         2Q        1Q
                                    ---------  --------  --------    -------  -------    -------   ------
Allowance to ending loans             1.68%     1.64%     1.56%       1.59%    1.70%      1.70%     1.82%
Net recoveries (charge-offs)
    to average loans                  (.06)      .22       .02        (.11)     .03       (.13)    (.10)
Non-performing loans to
    ending loans                       .19       .24       .33         .39      .62        .75       .69

During the third quarter, non-performing loans decreased from $10 million to $8 million. Net charge-offs were $.7 million.

Taxes

Taxes were $37 million, up from $25 million a year ago when a retroactive adjustment associated with a Massachusetts tax law change lowered the quarterly effective tax rate by six percentage points to 28.2%. The effective tax rate for the third quarter of 1996 was 33.6%, reflecting the current estimated 34.4% annual rate.

Lines of Business

State Street reports three lines of business - Financial Asset Services, Investment Management and Commercial Lending.

Financial Asset Services represents primarily custody-related services for large pools of assets such as mutual funds and pension plans (both defined benefit and defined contribution), and corporate trusteeship. Fiduciary compensation revenue is derived from services related to State Street's $2.7 trillion of assets under custody and $317 billion of bonds under trusteeship. In addition to fiduciary compensation, certain financial asset services customers generate other types of fee revenue, particularly foreign exchange trading revenue and net interest revenue. Noninterest-bearing and foreign deposits from these customers comprise a significant amount of State Street's total deposits available for investment. These customers also invest substantial short-term funds with State Street. Revenue from investing these deposits and funds is reported as interest revenue.

Investment Management is comprised of the business components that manage $280 billion of institutional and personal financial assets worldwide, and provide participant recordkeeping services for defined contribution plans. Fee revenue is derived from a broad array of products that focus on quantitative equity management, both passive and active, and money market funds.

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

The following is a summary of line-of-business results for the nine months ended September 30, 1996 and 1995. Certain previously reported line-of-business information has been reclassified to conform to the current method of presentation.

                                               Financial                  Investment                Commercial
(Taxable equivalent basis,                   Asset Services               Management                 Lending
dollars in millions)                       -------------------        ----------------           ----------------
                                           1996         1995          1996        1995           1996        1995
                                           ----         ----          ----        ----           ----        ----
Fee revenue                               $ 691.1      $  629.0      $ 229.2     $164.5          $ 33.6     $  28.7
Net interest revenue                        301.5         223.0         17.9       15.8           112.8       103.5
Provision for loan losses                      .5            .5                                     5.5         5.5
                                          -------      --------      -------     ------          ------     -------
    Total revenue                           992.1         851.5        247.1      180.3           140.9       126.7
Operating expenses                          765.2         674.1        194.2      134.1            63.3        56.5
                                          -------      --------      -------     ------          ------     -------
 Operating profit                           226.9         177.4         52.9       46.2            77.6        70.2
                                          =======      ========      =======     ======          ======     =======

Average Assets                            $25,790      $ 23,200      $    39     $   19          $3,133     $ 2,677

Further understanding of line-of-business results can be ascertained from information on fee revenue and net interest revenue, as discussed in earlier sections describing the operations of State Street. The significant revenue and operating expense items applicable to the respective lines of business are provided below.

Financial Asset Services contributed $227 million to operating profit for the first nine months of 1996. This was an increase of $50 million, or 28%, from the same period a year ago, due to strong revenue growth in both net interest revenue and fee revenue. Total revenue increased $141 million, or 17%, to $992 million. Net interest revenue increased $79 million, or 35%, due to wider interest rate spreads and an increase in average interest-earning assets. Fee revenue increased $62 million, or 10%, due to fiduciary compensation growth, offset by a decline in foreign exchange revenue and lower processing service fees. Operating expenses increased $91 million, or 14%, from the same period a year ago primarily due to additional staff to support business growth.

Investment Management contributed $53 million to operating profit for the first nine months of 1996. This was an increase of $7 million, or 15%, from the same period a year ago. Revenue grew $67 million, or 37%, due to strong business growth in investment management services and participant recordkeeping for defined contribution plans. Operating expenses increased $60 million, or 45%, from the same period a year ago due to additional staff and higher performance-linked compensation costs.

Commercial Lending contributed $78 million to operating profit for the first nine months of 1996. This was an increase of $7 million, or 11%, from the same period a year ago reflecting loan growth in middle market lending, foreign loans, and leases.

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

In June 1996, SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued. This statement provides standards for transfers and servicing of financial assets and extinguishing liabilities. Certain provisions of this statement are effective for fiscal years beginning after December 31, 1996. State Street will adopt the required provisions of this new statement in 1997.

Capital and Liquidity

State Street maintains strong capital levels and continues to generate capital internally. In the third quarter, the internal capital generation rate was 14.5%.

State Street's capital and leverage ratios exceeded the regulatory guidelines as follows:
                                                                      Minimum
                                   September 30,   December 31,      Regulatory
(Dollars in millions)                 1996             1995          Guidelines
                                   -------------   ------------      ----------
Risk-based capital ratios:
    Tier 1 capital                       12.5%         14.0%            4.0%
    Total capital                        13.0          14.5             8.0
Leverage ratio                            5.3           5.6             3.0

Tier 1 capital                       $  1,555       $ 1,507
Total capital                           1,613         1,563

Risk-adjusted assets:
    On-balance sheet assets          $  9,494       $ 8,409
    Off-balance sheet assets            2,924         2,339
                                     --------       -------

    Total risk-adjusted assets       $ 12,418       $10,748
                                     ========       ========

State Street intends to maintain capital ratios at State Street Bank which qualify for the "well-capitalized" designation, including a leverage ratio of 5% or more. The Corporation's objectives are to optimize the use of the balance sheet, maximizing return within risk parameters, and to meet the needs of its customers, with emphasis on those services which State Street is well positioned to provide.

The primary objective of State Street's liquidity management is to ensure that State Street has sufficient funds to repay maturing liabilities, accommodate the transaction and cash management requirements of its customers, meet loan commitments, and accommodate other corporate needs. Liquidity is provided by State Street's access to global market sources of funding, and the ability to gather additional deposits, maturing short-term assets, the sale of available-for-sale securities, and payments of loans.

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

State Street maintains a large portfolio of liquid assets. At September 30, 1996, the portfolio included $6.2 billion of interest-bearing deposits with banks, $3.9 billion of securities purchased under resale agreements and securities borrowed, and $1.9 billion of Federal funds sold. Of the total $12 billion in liquid assets, $6.2 billion mature within one week, and nearly all mature within nine months . Although not relied on for daily liquidity needs, the $7.8 billion available-for-sale-portfolio of investment securities provides a significant secondary source of liquidity.

State Street maintains strong liquidity ratios. When liquidity is measured by the ratio of liquid assets to total assets, State Street ranks among the highest of U.S. banking companies. Liquid assets consist of cash and due from banks, interest-bearing deposits with banks, Federal funds sold, securities purchased under resale agreements, and securities borrowed, trading account assets and investment securities. At September 30, 1996, State Street's liquid assets were 79% of total assets.

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

As a part of trading activities, State Street manages trading positions in both the foreign exchange and interest-rate markets using financial derivatives - primarily forward foreign exchange contracts, foreign exchange and interest-rate options, and interest-rate swaps. State Street's positions are based on market expectations and customers' needs. As of September 30, 1996, the notional amount of these instruments was approximately $67 billion of which $63 billion was foreign exchange forward, swap and spot contracts.

Trading activities involving foreign exchange and/or interest-rate derivatives are managed using earnings at risk measures and trading limits as established by risk- management policies. Interest-rate and foreign exchange derivatives that are used as part of the asset-and liability-management process are subjected to the same credit and interest-rate risk processes for financial instruments carried on the balance sheet.

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

Stock Purchase Program

During the quarter, the Corporation purchased 400,000 shares of its stock. At quarter end, a total of three million shares had been purchased under the current six million share purchase program.

Acquisition

In line with State Street's business strategy of making acquisitions to enhance product capabilities, on October 17, 1996, State Street executed an agreement to acquire Princeton Financial Systems, Inc., a leading provider of services and client/server software products to the insurance and investment management industry. The acquisition, which is expected to be completed in the fourth quarter, offers opportunities to provide additional services for the insurance industry and to expand the range of services State Street offers its customers.

Outlook, Financial Goals And Factors Which May Affect Them

OUTLOOK. In the third quarter State Street achieved a record pace of new business wins, as measured by estimated annual revenue. These new customers will be installed over the coming five quarters. State Street is moving to participate in the pre-trade and trade segments of the investment cycle, augmenting its expertise in the post-trade process. State Street's financial performance in the third quarter exceeded its financial goals for both the quarter and the year-to-date.

FINANCIAL GOALS. State Street's primary annual financial goal is sustainable real growth in earnings per share. There are two supporting annual goals, one for revenue and one for return on stockholders' equity. The revenue goal is to repeat in the decade of the 1990s what was accomplished in the 1980s, which was 12 1/2% real, or inflation adjusted, growth in revenue per year for the decade. The return on equity goal is an 18% return on stockholders' equity.

State street considers these to be financial goals, not projections or forward looking statements. However, if these goals or forward looking elements are perceived to be forward looking statements, they should be considered in conjunction with the factors listed below, which may materially impact State Street's ability to achieve these goals.

FACTORS. The following issues and factors, which were previously discussed in the 1995 Annual Report and Form 10-K, among other issues and factors, should be considered in evaluating the goals and forward looking statements.

Cross-border investing. Cross-border investing by both U.S. and non-U.S. customers benefits revenue. Future revenue may increase or decrease depending upon the cross-border investment decisions made by customers or future customers.

Savings rate of individuals. State Street may benefit from increased savings of individuals if those savings are invested in mutual funds and/or defined contribution plans.

Size and value of worldwide financial markets. As worldwide financial markets increase or decrease in size, State Street's opportunity to invest and/or service financial assets changes. Since a portion of State Street's fees are based on the value of assets under custody and management, the fluctuations in worldwide securities market valuations affect revenue.

Dynamics of markets served. Changes in the markets served can affect revenue, including the growth rate of U.S. mutual funds, the pace of debt issuance, and mergers, acquisitions and consolidations among customers.

Interest rates. Market interest rate levels, the direction of interest rate changes and spreads affect both net interest revenue and fiduciary compensation from securities lending. All else being equal, State Street benefits from higher rather than lower interest rates because it can invest its non-interest bearing deposits and equity in higher interest-earning assets. State Street also benefits from falling interest rates. Wider market interest rate spreads enable State Street to earn more net interest revenue from its deposits and other funding and from fiduciary compensation generated by securities lending.

Pace of pension reform. State Street expects to benefit from worldwide pension reform that creates additional pools of assets that use custody and related services and/or investment management services.

Pricing/competition. Future prices the company is able to obtain for its products may decrease from current levels depending upon the market and cost factors. Substitute products could render State Street's products less desirable or State Street could produce products on which it has increased pricing power.

Pace of new business. The pace at which existing and new customers use new services will affect future revenue.

Business mix. Changes in business mix, including the mix of U.S. and non-U.S. business, will affect earnings growth rates.

Rate of technological change. Technological change creates opportunities for product differentiation and reduced costs as well as the possibility of increased expenses.

Based on its evaluation of these factors, management is optimistic about the company's long-term prospects.

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

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a)Exhibit Index

Exhibit Number                                              Page of this Report
                                                            -------------------
  10  State Street Global Advisors Equity Compensation Plan         24
  11  Statement re computation of per share earnings                29
  12  Ratio of Earnings to Fixed Charges                            30
  15  Letter re: unaudited interim financial information            31
  27  Financial data schedule                                        -

(b)Reports on Form 8-K

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         STATE STREET BOSTON CORPORATION




Date: November 12, 1996  By:            /s/ Ronald L. O'Kelley
                            ---------------------------------------------------
                                            Ronald L. O'Kelley
                            Executive Vice President and Chief Financial Officer

Date: November 12, 1996  By:              /s/ Rex S. Schuette
                            ---------------------------------------------------
                                              Rex S. Schuette
                                   Senior Vice President and Comptroller