Form 10-Q/A
period 1996-09-30
STATE STREET BOSTON CORP
filed 1997-03-03
CIK 93751

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-Q/A

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

 YES  [X]          NO  [ ]

     THE NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING ON OCTOBER 31, 1996 WAS 80,268,561.
                     ----------
================================================================================

                                   SIGNATURES


This amendment is being filed to amend the number of shares of the Registrant's Common Stock outstanding on October 31, 1996.

Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         STATE STREET BOSTON CORPORATION


Date: February 28, 1997  By:              /s/ Rex S. Schuette
                            ---------------------------------------------------
                                              Rex S. Schuette
                                   Senior Vice President and Comptroller