Form 10-K
period 1996-12-31
STATE STREET BOSTON CORP
filed 1997-03-26
CIK 93751

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               ----------------
                                  FORM 10-K

[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                      OR
[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
            THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
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

        COMMON STOCK, $1 PAR VALUE        BOSTON STOCK EXCHANGE NEW YORK STOCK
                                          EXCHANGE AND PACIFIC STOCK EXCHANGE

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

    THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S COMMON STOCK HELD BY NON-AFFILIATES (PERSONS OTHER THAN DIRECTORS AND EXECUTIVE OFFICERS) OF THE REGISTRANT ON FEBRUARY 28, 1997 WAS $6,398,714,000.

    THE NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING ON FEBRUARY 28, 1997 WAS 80,515,785.

    PORTIONS OF THE FOLLOWING DOCUMENTS ARE INCORPORATED INTO THE PARTS OF THIS REPORT ON FORM 10-K INDICATED BELOW:

        (1) THE ANNUAL REPORT TO STOCKHOLDERS FOR THE YEAR ENDED DECEMBER 31, 1996 AND

        (2) THE REGISTRANT'S DEFINITIVE PROXY STATEMENT DATED MARCH 11, 1997 (PART III)
================================================================================

                                    PART I

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS
    State Street Boston Corporation ("State Street," "the Corporation"), is a bank holding company organized under the laws of the Commonwealth of Massachusetts and is a leading provider of services to institutional investors worldwide.

    State Street was organized in 1970 and conducts its business principally through its subsidiary, State Street Bank and Trust Company ("State Street Bank," "the Bank"), which traces its beginnings to the founding of the Union Bank in 1792. The charter under which State Street Bank now operates was authorized by a special act of the Massachusetts Legislature in 1891, and its present name was adopted in 1960.

    State Street is a market leader in the businesses on which it focuses, with $2.9 trillion of assets under custody, $322 billion of bonds under trusteeship, and $292 billion of assets under management at year-end 1996. Customers include collective investment fund companies, corporations, public pension funds, unions and non-profit organizations in and outside of the United States. For information as to non-U.S. activities, refer to Note T to the Notes to Financial Statements which appear in State Street's 1996 Annual Report to Stockholders. Such information is incorporated by reference.

    State Street's total assets were $31.5 billion at December 31, 1996, of which $23.0 billion, or 73%, were investment securities and money market assets and $4.6 billion, or 15%, were loans.

    Services are provided from 23 offices in the United States, as well as from offices in Australia, Belgium, Canada, Denmark, France, Germany, Grand Cayman, Hong Kong, Japan, Luxembourg, Netherlands Antilles, New Zealand, Taiwan, United Arab Emirates and United Kingdom. State Street's executive offices are located at 225 Franklin Street, Boston, Massachusetts.

LINES OF BUSINESS
    State Street reports three lines of business: Financial Asset Services, Investment Management and Commercial Lending. In 1996, 64% of operating profit came from the broad and growing array of financial asset services, 21% came from commercial lending and 15% from investment management.

    FINANCIAL ASSET SERVICES
    Financial Asset Services provides accounting, custody, daily pricing and other services for large pools of investment assets worldwide such as mutual funds and other collective investment funds, public and corporate pension plans, non-profit portfolios; and corporate trusteeship. Customers use a broad array of other services as well, including fund administration, information services, recordkeeping, foreign exchange services, global cash management, credit services, securities lending and deposit and short-term investment facilities.

    With $1.3 trillion of mutual fund assets under custody, State Street is the leading mutual fund custodian in the United States, servicing 39% of registered funds. State Street began providing mutual fund services in 1924. Customers who sponsor the 2,729 U.S. mutual funds that State Street services include investment companies, broker/dealers, insurance companies and others. In addition, State Street services 245 offshore mutual funds and collective investment funds in other countries.

    State Street is distinct from other mutual fund service providers in the extent to which it provides related services in addition to custody, including accounting and daily pricing, fund administration, accounting for multiple classes of shares, master/feeder accounting, and services for offshore funds and in-country funds from locations outside the United States. Shareholder accounting is provided through a 50%-owned affiliate.

    State Street began servicing pension assets in 1974, and now has $1.4 trillion of pension and other assets under custody for U.S. customers. State Street is ranked as the largest servicer of tax-exempt assets for both corporations and public funds in the United States and the largest global custodian for U.S. pension assets. Services include portfolio accounting, securities custody and other related services for retirement plans and other financial assets of corporations, public funds, endowments and foundations for both U.S. and non-U.S. customers. State Street provides global and domestic custody and custody-related services for $202 billion in assets for customers outside the United States.

    State Street provides foreign exchange trading, global cash management and securities lending services to institutional investors worldwide. In serving these customers, State Street also provides repurchase agreements and deposit services for the short-term cash associated with customers' investment activities. Trading and arbitrage operations are conducted with government securities, futures and options. Municipal dealer activities include underwriting, trading and distribution of general obligation tax-exempt bonds and notes. Treasury centers are located in Boston, Hong Kong, London, Luxembourg, Munich, Sydney and Tokyo. Corporate trust services for asset- backed securities, corporate securities, leveraged leases, and municipal securities are provided to investment banks, corporations, municipalities and government agencies from four offices in the United States. State Street also provides corporate finance services, including private placement of debt and equity, acquisitions and divestitures, and project finance.

    INVESTMENT MANAGEMENT
    State Street was a pioneer in the development of domestic and international index funds. The Bank's investment management arm, State Street Global Advisors ("SSgA"), now offers enhanced index and fully-active equity strategies, short-term investment funds, and fixed income products. SSgA has 14 offices in nine countries, including investment centers in Boston, Hong Kong, London, Montreal, Paris, Sydney and Tokyo. State Street is ranked as the third-largest money manager in the United States, and as the largest manager of both tax-exempt assets and internationally-indexed assets, and the third-largest manager of U.S. defined contribution plan assets. State Street is a leading New England trustee and money manager for individuals, and provides planned gift management services for non-profit organizations throughout the United States. At year-end 1996, institutional and personal trust assets under management totaled $292 billion. Additionally, State Street provides recordkeeping and other services attendant to its investment management activities, including services for two million defined contribution plan participants as of year-end 1996.

    COMMERCIAL LENDING
    State Street provides corporate banking, specialized lending and international banking to business and financial institutions. Corporate banking services are offered to regional middle market companies, for companies in selected industries nationwide and broker/dealers. Other credit services include asset-based finance, leasing, real estate, and international trade finance. Trade finance includes letters of credit, collection, payment and other specialized services for importers and exporters.

SELECTED STATISTICAL INFORMATION
    The following tables contain State Street's consolidated statistical information relating to, and should be read in conjunction with, the consolidated financial statements, selected financial data and management's discussion and analysis of financial condition and results of operation, all of which appear in State Street's 1996 Annual Report to Stockholders and is incorporated by reference herein. Information reported in State Street's 1994 Form 10-K was restated for the acquisition of Investors Fiduciary Trust Company which was accounted for as a pooling of interests. This restated information was filed with the SEC on Form 8-K, dated May 19, 1995.

DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL
    The average statements of condition and net interest revenue analysis for the years indicated are presented below.

                                          1996                               1995                               1994
                            ---------------------------------  ---------------------------------  ---------------------------------
                              AVERAGE                  AVERAGE    AVERAGE                 AVERAGE    AVERAGE                AVERAGE
                              BALANCE      INTEREST     RATE      BALANCE     INTEREST     RATE      BALANCE     INTEREST    RATE
                              -------      --------     ----      -------     --------     ----      -------     --------    ----
                                                                     (DOLLARS IN MILLIONS)
ASSETS
Interest-bearing deposits
  with banks(1) ..........    $ 7,041       $  336      4.78%    $ 5,466       $  287      5.25%    $ 5,183         $209      4.04%
Securities purchased under
  resale agreements and
  securities borrowed ....      6,010          326      5.43       5,569          329      5.91       3,102          132      4.26
Federal funds sold .......        561           30      5.35         475           28      5.97         537           24      4.45
Trading account assets ...        326           18      5.41         412           21      5.13         532           26      4.90
Investment securities:
  U.S. Treasury and
    Federal agencies .....      4,319          261      6.03       4,139          243      5.89       3,455          184      5.33
  State and political
    subdivisions .........      1,478           92      6.25       1,183           71      5.96       1,120           57      5.09
  Other investments ......      2,111          127      6.01       2,212          134      6.05       2,597          139      5.35
Loans(2):
  Domestic ...............      3,353          212      6.32       2,926          201      6.88       2,729          146      5.34
  Non-U.S. ...............      1,160           78      6.71         738           57      7.69         672           44      6.56
                              -------       ------               -------       ------               -------         ----
  Total interest-earning
    assets ...............     26,359        1,480      5.61      23,120        1,371      5.93      19,927          961      4.82
Cash and due from banks ..      1,164                              1,026                              1,286
Allowance for loan losses         (70)                               (62)                               (58)
Premises and equipment ...        458                                481                                462
Customers' acceptance
  liability(3) ...........         42                                 63                                 30
Other assets .............      1,530                              1,554                              1,148
                              -------                            -------                            -------
  Total Assets ...........    $29,483                            $26,182                            $22,795
                              =======                            =======                            =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
  Savings ................    $ 2,097           86      4.10     $ 1,913           85      4.45     $ 1,992           57      2.85
  Time ...................        150            8      5.26         131            7      5.47         172            8      4.52
  Non-U.S. ...............     10,372          331      3.19       8,470          324      3.82       7,392          216      2.93
Securities sold under
  repurchase agreements ..      7,819          394      5.05       7,080          399      5.65       4,958          201      4.07
Federal funds purchased ..        357           19      5.18         504           30      5.89         411           16      3.90
Other short-term
  borrowings .............        707           36      5.04         761           41      5.32         563           25      4.40
Notes payable ............        124            3      2.47         214           12      5.73         258           12      4.64
Long-term debt ...........        213           15      6.95         127            9      6.71         128            9      6.73
                              -------       ------               -------       ------               -------         ----
    Total interest-bearing
      liabilities ........     21,839          892      4.08      19,200          907      4.72      15,874          544      3.43
                                            ------      ----                   ------      ----                     ----      ----
Noninterest-bearing
  deposits ...............      4,638                              4,113                              4,701
Acceptances outstanding(3)         42                                 64                                 30
Other liabilities ........      1,346                              1,322                                906
Stockholders' equity .....      1,618                              1,483                              1,284
                              -------                            -------                            -------
  Total Liabilities and
    Stockholders' Equity .    $29,483                            $26,182                            $22,795
                              =======                            =======                            =======
  Net interest revenue ...                  $  588                             $  464                               $417
                                            ======                             ======                               ====
  Excess of rate earned
    over rate paid .......                              1.53%                              1.21%                              1.39%
                                                        ====                               ====                               ====
Net Interest Margin(4) ...                              2.23%                              2.01%                              2.09%
                                                        ====                               ====                               ====
----------
(1) Amounts reported were with non-U.S. domiciled offices of other banks.
(2) Non-accrual loans are included in the average loan amounts outstanding.
(3) In 1996, 1995 and 1994, 40%, 22% and 43% of acceptances were Non-U.S.
(4) Net interest margin is taxable equivalent net interest revenue divided by total average interest-earning assets.

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

                                        1996 COMPARED TO 1995                     1995 COMPARED TO 1994
                              -----------------------------------------  ----------------------------------------
                                  INCREASE (DECREASE)                       INCREASE (DECREASE)
                                        DUE TO                 NET                 DUE TO                NET
                              ---------------------------    INCREASE    --------------------------    INCREASE
                                 VOLUME         RATE        (DECREASE)      VOLUME         RATE       (DECREASE)
                                 ------         ----        ----------      ------         ----       ----------
                                                             (DOLLARS IN MILLIONS)
Interest revenue related to:
Interest-bearing deposits
  with banks ...............      $ 71          $ (22)         $ 49          $ 12          $ 66          $ 78
Securities purchased under
  resale agreements
  and securities borrowed ..        95            (98)           (3)          132            65           197
Federal funds sold .........         4             (2)            2            (2)            6             4
Trading account assets .....        (4)             1            (3)           (6)            1            (5)
Investment securities:
  U.S. Treasury and Federal
    agencies ...............        12              6            18            39            20            59
  State and political
    subdivisions ...........        18              3            21             3            11            14
  Other investments ........        (6)            (1)           (7)          (42)           37            (5)
Loans:
  Domestic .................        24            (13)           11            11            44            55
  Non-U.S. .................        27             (6)           21             5             8            13
                                  ----          -----          ----          ----          ----          ----
  Total interest-earning
    assets .................       241           (132)          109           152           258           410
                                  ----          -----          ----          ----          ----          ----
Interest expense related to:
  Deposits:
    Savings ................         5             (4)            1            (2)           30            28
    Time ...................         1                            1            (5)            4            (1)
    Non-U.S. ...............        27            (20)            7            35            73           108
Securities sold under
  repurchase agreements ....       269           (274)           (5)          104            94           198
Federal funds purchased ....        (8)            (3)          (11)            4            10            14
Other short-term borrowings         (3)            (2)           (5)           10             6            16
Notes payable ..............        (4)            (5)           (9)           (1)            1
Long-term debt .............         6                            6
                                  ----          -----          ----          ----          ----          ----
  Total interest-bearing
    liabilities ............       293           (308)          (15)          145           218           363
                                  ----          -----          ----          ----          ----          ----
  Net Interest Revenue .....      $(52)         $ 176          $124          $  7          $ 40          $ 47
                                  ====          =====          ====          ====          ====          ====

INVESTMENT PORTFOLIO
    Investment securities consisted of the following at December 31:

                                                                            1996         1995         1994
                                                                            -----        -----        -----
                                                                                 (DOLLARS IN MILLIONS)
HELD TO MATURITY (at amortized cost)
U.S. Treasury and Federal agencies ....................................    $  859       $  824       $1,669
State and political subdivisions ......................................                               1,130
Asset-backed securities ...............................................                               2,347
Other investments .....................................................                                  41
                                                                           ------       ------       ------
    Total .............................................................    $  859       $  824       $5,187
                                                                           ======       ======       ======
AVAILABLE FOR SALE (at fair value)
U.S. Treasury and Federal agencies ....................................    $4,643       $2,284       $3,319
State and political subdivisions ......................................     1,559        1,306
Asset-backed securities ...............................................     1,275        1,665
Other investments .....................................................     1,051          280          163
                                                                           ------       ------       ------
    Total .............................................................    $8,528       $5,535       $3,482
                                                                           ======       ======       ======

    On November 15, 1995, the Financial Accounting Standards Board issued a Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities." In accordance with provisions in that Special Report, State Street chose to reclassify certain securities from held to maturity to available for sale on December 1, 1995. At the date of transfer the amortized cost of those securities was $3.8 billion and the net unrealized gain on those securities was $3 million, which was recorded net of tax in stockholders' equity at the date of transfer.

    The maturities of investment securities at December 31, 1996 and the weighted average yields (fully taxable equivalent basis) were as follows:

                                                                                   MATURING
                                     ----------------------------------------------------------------------------------------------
                                                                   AFTER ONE               AFTER FIVE
                                            ONE YEAR               BUT WITHIN              BUT WITHIN                AFTER
                                            OR LESS                FIVE YEARS              TEN YEARS               TEN YEARS
                                     ----------------------  ----------------------  ----------------------  ----------------------
                                       AMOUNT      YIELD       AMOUNT      YIELD       AMOUNT      YIELD       AMOUNT      YIELD
                                       ------      -----       ------      -----       ------      -----       ------      -----
                                                                        (DOLLARS IN MILLIONS)

HELD TO MATURITY
U.S. Treasury and Federal
  agencies .......................   $  442         6.13%    $  417         5.73%
                                     ======                  ======
AVAILABLE FOR SALE
U.S. Treasury and Federal
  agencies .......................   $1,803         6.04     $2,688         5.97      $ 63          6.22%     $ 89          6.72%
State and political
  subdivisions ...................      451         6.07        864         6.30       141          6.02       103          6.95
Asset-backed securities ..........      741         6.09        478         6.09        34          6.09        22          6.09
Other investments ................      368         5.94        616         5.67        39          6.13        28          6.13
                                     ------                  ------                   ----                    ----
    Total ........................   $3,363                  $4,646                   $277                    $242
                                     ======                  ======                   ====                    ====

LOAN PORTFOLIO
    Domestic and non-U.S. loans at December 31 and average loans outstanding for the years ended December 31, were as follows:

                              1996       1995       1994      1993      1992
                            ---------  ---------  --------  --------  --------
                                          (DOLLARS IN MILLIONS)
Domestic:
  Commercial and financial     $2,982     $2,573    $2,070    $1,889    $1,519
  Real estate ............        118         96       101        94       105
  Consumer ...............         40         47        41        46        65
  Lease financing ........        409        315       342       255       252
                               ------     ------    ------    ------    ------
    Total domestic .......      3,549      3,031     2,554     2,284     1,941
                               ------     ------    ------    ------    ------
Non-U.S.:
  Commercial and industrial       764        634       511       296        51
  Banks and other
    financial institutions         78         57        52        26         9
  Government and official
    institutions .........          1          2         1         1         1
  Lease financing ........        311        256       110        71
  Other ..................         10          6         5         2         2
                               ------     ------    ------    ------    ------
    Total Non-U.S. .......      1,164        955       679       396        63
                               ------     ------    ------    ------    ------
    Total loans ..........     $4,713     $3,986    $3,233    $2,680    $2,004
                               ======     ======    ======    ======    ======
Average loans outstanding      $4,513     $3,664    $3,401    $2,576    $2,070
                               ======     ======    ======    ======    ======

    Loan maturities for selected loan categories at December 31, 1996 were as follows:
                                                       AFTER ONE
                                        ONE YEAR      BUT WITHIN        AFTER
                                         OR LESS      FIVE YEARS     FIVE YEARS
                                        --------      ----------     ----------
                                                 (DOLLARS IN MILLIONS)
Commercial and financial ............    $2,515          $338           $129
Real estate .........................        46            59             13
Non-U.S. ............................       849             4            311

    The following table shows the classification of the above loans due after one year according to sensitivity to changes in interest rates:

                                                           (DOLLARS IN MILLIONS)

Loans with predetermined interest rates .........                  $480
Loans with floating or adjustable interest rates                    374
                                                                   ----
    Total .......................................                  $854
                                                                   ====

    Loans are evaluated on an individual basis to determine the appropriateness of renewing each loan. State Street does not have a general rollover policy. Unearned revenue included in loans was $3 million for each of the years ended December 31, 1996 and 1995.

NON-ACCRUAL LOANS
    It is State Street's policy to place loans on a non-accrual basis when they become 60 days past due as to either principal or interest, or when in the opinion of management, full collection of principal or interest is unlikely. Loans eligible for non-accrual, but considered both well secured and in the process of collection, are treated as exceptions and may be exempted from nonaccural status. When the loan is placed on non-accrual, the accrual of interest is discontinued and previously recorded but unpaid interest is reversed and charged against net interest revenue. Past due loans are loans on which principal or interest payments are over 90 days delinquent, but where interest continues to be accrued.

    Nonaccural loans totaled $12 million, $16 million, $23 million, $27 million and $40 million as of December 31, 1996 through 1992, respectively. Nonaccrual loans included no loans to non-U.S. customers except for 1996 and 1992, respectively, which were $6 million and less than $1 million.

    Past due loans totaled less than $1 million as of December 31, 1996 through 1992. Past due loans included no loans to non-U.S. customers, except for 1992, which was less than $1 million.

    The interest revenue for 1996 which would have been recorded related to these non-accrual loans is less than $1 million for domestic loans. The interest revenue that was recorded on these non-accrual loans was $.3 million all of which relates to domestic loans.

ALLOWANCE FOR LOAN LOSSES
    The changes in the allowance for loan losses for the years ended December 31, were as follows:

                                      1996     1995     1994     1993      1992
                                      ----     ----     ----     ----      ----
                                               (DOLLARS IN MILLIONS)
Balance at beginning of year:
  Domestic .........................   $54      $53      $51      $57      $64
  Non-U.S. .........................     9        5        3        1        2
                                       ---      ---      ---      ---      ---
    Total allowance for loan losses     63       58       54       58       66
                                       ---      ---      ---      ---      ---
Provision for loan losses:
  Domestic .........................     7        4        9       10       12
  Non-U.S. .........................     1        4        2        1
                                       ---      ---      ---      ---      ---
    Total provision for loan losses      8        8       11       11       12
                                       ---      ---      ---      ---      ---
Loan charge-offs:
  Commercial and financial .........     4        5       10       15       10
  Real estate ......................              1                 2       10
  Consumer .........................                                1        2
  Non-U.S. .........................     1        1                          1
                                       ---      ---      ---      ---      ---
    Total loan charge-offs .........     5        7       10       18       23
                                       ---      ---      ---      ---      ---
Recoveries:
  Commercial and financial .........     3        2        2        1        1
  Real estate ......................     3        1                          1
  Consumer .........................                       1        1        1
  Non-U.S. .........................     1        1
                                       ---      ---      ---      ---      ---
    Total recoveries ...............     7        4        3        2        3
                                       ---      ---      ---      ---      ---
    Net loan charge-offs (recoveries)   (2)       3        7       16       20
                                       ---      ---      ---      ---      ---
Allowance of non-U.S. subsidiary
  purchased ........................                                1
Balance at end of year:
  Domestic .........................    63       54       53       51       57
  Non-U.S. .........................    10        9        5        3        1
                                       ---      ---      ---      ---      ---
    Total allowance for loan losses    $73      $63      $58      $54      $58
                                       ===      ===      ===      ===      ===
Ratio of net charge-offs (recoveries)
  to average loans outstanding .....  (.02)%    .07%     .23%     .63%     .97%
                                       ===      ===      ===      ===      ===

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

    State Street adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118 in 1995. SFAS No. 114 requires that the allowance for loan losses related to certain loans be evaluated based on discounted cash flows using the loan's initial effective interest rate or the fair value of the underlying collateral for certain collateral dependent loans. Prior to 1995, the allowance for loan losses related to these loans was based on undiscounted cash flows or the fair value of the collateral for collateral dependent loans. The adoption of SFAS No. 114 did not have a material effect on the financial statements of State Street.

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

    The provision for loan losses is a charge to earnings for the current period which is required to maintain the total allowance at a level considered adequate in relation to the level of risk in the loan portfolio. The provision for loan losses was $8.0 million in 1996 and 1995.

    At December 31, 1996, the allowance for loan losses was $73 million, or 1.54% of loans. This compares with an allowance of $63 million, or 1.59% of loans a year ago. This decline reflects improvement in measures of credit quality and a continuing satisfactory outlook for general economic conditions and its effect on borrowers.

CREDIT QUALITY
    At December 31, 1996, loans comprised 15% of State Street's assets. State Street's loan policies limit the size of individual loan exposures to reduce risk through diversification.

    In 1996, net recoveries were $2 million versus net charge-offs of $3 million in 1995. Net recoveries as a percentage of average loans were .02% compared to net charge-offs as a percentage of average loans of .07% for 1995.

    At December 31, 1996, total non-performing assets were $13 million, a $6 million decrease from year-end 1995. For 1996 and 1995, respectively, non-performing assets include $12 million and $16 million of non-accrual loans and less than $1 million and $3 million of other real estate owned. In 1996, loans placed on non-accrual status were more than offset by payments and charge-offs. The decline in other real estate owned resulted from property sales.

    In 1996, the measures of credit quality improved, as did the general economic outlook. We expect these levels of credit quality to continue in 1997. Actual results may differ materially from these forward looking statements due to deterioration in the economic conditions and other unforeseen factors.

CROSS-BORDER OUTSTANDINGS
    Countries with which State Street has cross-border outstandings (primarily deposits and letters of credit to banks and other financial institutions) of at least 1% of its total assets at December 31, were as follows:

                                                       1996     1995     1994
                                                     -------  -------  -------
                                                       (DOLLARS IN MILLIONS)
Japan .............................................   $1,419  $   921   $1,708
Germany ...........................................    1,051      728      438
France ............................................      883      852      462
United Kingdom ....................................      806      834      543
Australia .........................................      741      784      649
Canada ............................................      675      359      265
Italy .............................................      628      620      528
Netherlands .......................................      622      487      102
Belgium ...........................................      350      337
                                                      ------   ------   ------
    Total outstandings ............................   $7,175   $5,922   $4,695
                                                      ======   ======   ======

    Aggregate of cross-border outstandings in countries having between .75% and 1% of total assets at December 31, 1996 was $276 million (Switzerland); at December 31, 1995 was $240 million (Austria); and at December 31, 1994 was $177 million (Switzerland).

DEPOSITS
    The average balance and rates paid on interest-bearing deposits for the years ended December 31, were as follows:

                            1996                1995               1994
                     -------------------  -----------------  -----------------
                      AVERAGE   AVERAGE   AVERAGE  AVERAGE   AVERAGE  AVERAGE
                      BALANCE     RATE    BALANCE    RATE    BALANCE    RATE
                     ---------  --------  -------  --------  -------  --------
                                       (DOLLARS IN MILLIONS)
Domestic:
  Noninterest-bearing
    deposits ........  $ 4,586             $4,063             $4,640
  Savings deposits ..    2,097     4.10%    1,913     4.45%    1,992     2.85%
  Time deposits .....      150     5.26       131     5.47       172     4.52
                       -------             ------             ------
    Total domestic ..  $ 6,833             $6,107             $6,804
                       -------             ------             ------
Non-U.S.:
  Noninterest-bearing
    deposits ........  $    52             $   50             $   61
  Interest-bearing ..   10,372     3.19     8,470     3.82     7,392     2.93
                       -------             ------             ------
    Total non-U.S. ..  $10,424             $8,520             $7,453
                       =======             ======             ======

    Maturities of domestic certificates of deposit of $100,000 or more at December 31, 1996, were as follows:
                                                          (DOLLARS IN THOUSANDS)
3 months or less .......................................         $42,857
3 to 6 months ..........................................           9,965
6 to 12 months .........................................           9,748
Over 12 months .........................................             341
                                                                 -------
    Total ..............................................         $62,911
                                                                 =======

    At December 31, 1996 substantially all foreign time deposit liabilities were in amounts of $100,000 or more. Included in noninterest-bearing deposits were non-U.S. deposits of $28 million each for the years ended December 31, 1996 and 1995 and $45 million at December 31, 1994.

RETURN ON EQUITY AND ASSETS AND CAPITAL RATIOS
    The return on equity, return on assets, dividend payout ratio, equity to assets ratio and capital ratios for the years ended December 31, were as follows:
                                         1996            1995            1994
                                         ----            ----            ----
Net income to:
  Average stockholders' equity ......    18.1%           16.7%           17.2%
  Average total assets ..............     .99             .94             .97
Dividends declared to net income ....    20.9            22.7            20.8
Average equity to average assets ....     5.5             5.7             5.6
Risk-based capital ratios:
  Tier 1 capital ....................    13.4            14.0            13.6
  Total capital .....................    13.6            14.5            14.2
Leverage Ratio ......................     5.9             5.6             5.6

SHORT-TERM BORROWINGS
    The following table reflects the amounts outstanding and weighted average interest rates of the primary components of short-term borrowings as of and for the years ended:

                                                                         SECURITIES SOLD UNDER
                                      FEDERAL FUNDS PURCHASED             REPURCHASE AGREEMENTS
                                  ------------------------------  -----------------------------------
                                    1996       1995      1994       1996         1995        1994
                                    ----       ----      ----       ----         ----        ----
                                  (DOLLARS IN MILLIONS)
Balance at December 31, .....       $117      $467      $113       $7,387      $5,121      $4,798
Maximum outstanding at any
  month end .................        454       971       745       10,013       7,372       6,684
Average outstanding during
  the year ..................        357       504       411        7,819       7,080       4,958
Weighted average interest
  rate at end of year .......       5.05%     3.47%     5.28%        5.20%       5.17%       4.91%
Weighted average interest
  rate during the year ......       5.18      5.89      3.90         5.05        5.65        4.07

COMPETITION
    State Street operates in a highly competitive environment in all areas of its business on a worldwide basis, including financial asset servicing, investment management and commercial lending. In addition to facing competition from other deposit-taking institutions, State Street faces competition from investment management firms, private trustees, insurance companies, mutual funds, broker/dealers, investment banking firms, law firms, benefits consultants, leasing companies and business service companies. As State Street expands globally, additional sources of competition are encountered.

EMPLOYEES
    At December 31, 1996, State Street had 12,792 employees, of whom 12,463 were full-time.

REGULATION AND SUPERVISION
    State Street is registered with the Board of Governors of the Federal Reserve System (the "Board") as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the "Act"). The Act, with certain exceptions, limits the activities that may be engaged in by State Street and its non-bank subsidiaries, which includes non-bank companies which it owns or controls more than 5% of a class of voting shares, to those which are deemed by the Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making such determination, the Board must consider whether the performance of any such activity by a subsidiary of State Street can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The Board is authorized to differentiate between activities commenced de novo and those commenced by the acquisition in whole or in part of a going concern. The Board may order a bank holding company to terminate any activity or its ownership or control of a nonbank subsidiary if the Board finds that such activity or ownership or control constitutes a serious risk to the financial safety, soundness or stability of a subsidiary bank and is inconsistent with sound banking principles or statutory purposes. In the opinion of management, all of State Street's present subsidiaries are within the statutory standard or are otherwise permissible. The Act also requires a bank holding company to obtain prior approval of the Board before it may acquire substantially all the assets of any bank or ownership or control of more than 5% of the voting shares of any bank.

    The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") generally permits bank holding companies to acquire banks located in any state without regard as to whether the transaction is prohibited under state law. In addition, it generally permits national and state chartered banks to merge across state lines (and thereby create interstate branches) commencing June 1, 1997. Under the provisions of the Interstate Act, states are permitted to "opt out" of this latter interstate branching authority by taking action prior to the commencement date. States may also "opt in" early (i.e., prior to June 1, 1997) to the interstate merger provisions. Further, the Interstate Act provides that states may act affirmatively to permit de novo branching by banking institutions across state lines.

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

    State Street's banking subsidiaries are subject to supervision and examination by various regulatory authorities. State Street Bank is a member of the Federal Reserve System and the Federal Deposit Insurance Corporation (the "FDIC") and is subject to applicable Federal and state banking laws and to supervision and examination by the Federal Reserve Bank of Boston, as well as by the Massachusetts Commissioner of Banks, the FDIC, and the regulatory authorities of those countries in which a branch of State Street Bank is located. Other subsidiary banks are subject to supervision and examination by the Office of the Comptroller of the Currency or by the appropriate state banking regulatory authorities of the states in which they are located. State Street's non-U.S. banking subsidiaries are also subject to regulation by the regulatory authorities of the countries in which they are located. The capital of each of these banking subsidiaries is in excess of the minimum legal capital requirements as set by those authorities.

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

    Pursuant to the FDICIA each Federal banking agency has adopted prompt corrective action regulations for the institutions that it regulates. The statute requires or permits the agencies to take certain supervisory actions when an insured depository institution falls within one of five specifically enumerated capital categories. It also restricts or prohibits certain activities and requires the submission of a capital restoration plan when an insured institution becomes undercapitalized. The regulations establish the numerical limits for five capital categories and establish procedures for issuing and contesting prompt corrective action directives. To be within the category "well capitalized", an insured depository institution must have a total risk-based capital ratio of 10.0 percent or greater, a Tier 1 risk-based capital ratio of
6.0 percent or greater, and a leverage ratio of 5.0 percent or greater, and the institution must not be subject to an order, written agreement, capital directive, or prompt corrective action directive to meet specific capital requirements. An insured institution is "adequately capitalized" if it has a total risk-based capital ratio of 8.0 percent or greater, a Tier 1 risk-based capital ratio of 4.0 percent or greater, and a leverage ratio of 4.0 percent or greater (or a leverage ratio of 3.0 percent or greater if the institution is rated composite 1 under the regulatory rating system). The final three capital categories are levels of undercapitalized, which trigger mandatory statutory provisions. While other factors in addition to capital ratios determine an institution's capital category, State Street Bank's capital ratios were within the "well-capitalized" category at December 31, 1996.

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

DIVIDENDS
    As a bank holding company, State Street is a legal entity separate and distinct from State Street Bank and its other non-bank subsidiaries. State Street's principal source of cash revenues is dividends from State Street Bank. The right of State Street to participate as a stockholder in any distribution of assets of State Street Bank upon its liquidation or reorganization or otherwise is subject to the prior claims by creditors of State Street Bank, including obligations for Federal funds purchased and securities sold under repurchase agreements, as well as deposit liabilities. Payment of dividends by State Street Bank is subject to provisions of the Massachusetts banking law which provides that dividends may be paid out of net profits provided (i) capital stock and surplus remain unimpaired, (ii) dividend and retirement fund requirements of any preferred stock have been met, (iii) surplus equals or exceeds capital stock, and (iv) there are deducted from net profits any losses and bad debts, as defined, in excess of reserves specifically established therefore. Under the Federal Reserve Act, the approval of the Board of Governors of the Federal Reserve System would be required if dividends declared by the Bank in any year would exceed the total of its net profits for that year combined with retained net profits for the preceding two years, less any required transfers to surplus. Under applicable Federal and state law restrictions, at December 31, 1996, State Street Bank could have declared and paid dividends of $486 million without regulatory approval. Future dividend payments of the Bank and non-bank subsidiaries cannot be determined at this time.

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

ITEM 2.  PROPERTIES

    State Street's headquarters are located in the State Street Bank Building, a 34-story building at 225 Franklin Street, Boston, Massachusetts, which was completed in 1965. State Street leases approximately 500,000 square feet (or approximately 54% of the space in this building). The initial lease term was 30 years with two successive extension options of 20 years each at negotiated rental rates. State Street exercised the first of these two options which became effective on January 1, 1996 for a term of 20 years.

    State Street owns five buildings located in Quincy, Massachusetts, a suburb of Boston. Four of the buildings, containing a total of approximately 1,365,000 square feet, function as State Street Bank's operations facilities. The fifth building, with 186,000 square feet, is leased to Boston Financial Data Services, Inc., a 50% owned affiliate. Additionally, State Street owns a 92,000 square foot building in Westborough, Massachusetts for use as a second data center.

    The remaining offices and facilities of State Street and its subsidiaries are leased. As of December 31, 1996, the aggregate mortgage and lease payments, net of sublease revenue, payable within one year amounted to $42 million plus assessments for real estate tax, cleaning and operating escalations.

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

NAME                             AGE      POSITION
----                             ---      --------
Marshall N. Carter ...........   56       Chairman and Chief Executive Officer
David A. Spina ...............   54       President and Chief Operating Officer
Dale L. Carleton .............   51       Executive Vice President
Susan Comeau .................   55       Executive Vice President
Ronald E. Logue ..............   51       Executive Vice President
Nicholas A. Lopardo ..........   49       Executive Vice President
Ronald L. O'Kelley ...........   51       Executive Vice President, Chief
                                            Financial Officer and Treasurer
Albert E. Petersen ...........   50       Executive Vice President
William M. Reghitto ..........   54       Executive Vice President
David J. Sexton ..............   56       Executive Vice President
John R. Towers ...............   55       Executive Vice President

    All executive officers are elected by the Board of Directors. There are no family relationships among any of the directors and executive officers of State Street. With the exception of Messrs. O'Kelley and Towers, all of the executive officers have been officers of State Street for five years or more.
Mr. Sexton retired effective January 1, 1997.

    Mr. O'Kelley became an officer of State Street in December, 1995. Prior to joining State Street, he was Vice President and Chief Financial Officer of Douglas Aircraft Company, a subsidiary of McDonnell Douglas Corporation. Prior to that he was Senior Vice President and Chief Financial Officer of Rolls-Royce, Inc.

    Mr. Towers became an officer of State Street in 1994. Prior to joining State Street he was Senior Vice President and Department Executive of Securities Processing at Bank of Boston. Prior to that he was Senior Vice President and Division Head of Mutual Funds at U.S. Trust Company of New York.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Information concerning the market prices of and dividends on State Street's common stock during the past two years appears on page 19 of State Street's 1996 Annual Report to Stockholders and is incorporated by reference. There were 5,752 stockholders of record at December 31, 1996. State Street's common stock is listed for trading on the New York Stock Exchange, ticker symbol: STT. State Street's common stock is also listed on the Boston and Pacific Stock Exchanges.

    On February 20, 1997, the Board of Directors of State Street voted a two-for-one stock split in the form of a 100 percent stock dividend, subject to the approval of an increase in the authorized shares by the stockholders at the annual meeting on April 16, 1997.

ITEM 6.  SELECTED FINANCIAL DATA

    The information required by this item is set forth on page 7 of State Street's 1996 Annual Report to Stockholders and is incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

    The information required by this item appears in State Street's 1996 Annual Report to Stockholders on pages 2 through 5 and pages 8 through 21 and is incorporated by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Consolidated Financial Statements, Report of Independent Auditors and Supplemental Financial Data appear on pages 22 through 43 of State Street's 1996 Annual Report to Stockholders and are incorporated by reference. In addition, discussion of restrictions on transfer of funds from State Street Bank to Registrant is included in Part I, Item 1, "Dividends."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information concerning State Street's directors appears on pages 1 through 6 of State Street's Proxy Statement for the 1997 Annual Meeting of Stockholders under the caption "Election of Directors." Such information is incorporated by reference.

    Information concerning State Street's executive officers appears under the caption "Executive Officers of the Registrant" in Item 4. A of this Report.

    Information concerning compliance with Section 16(a) of the Securities Exchange Act appears on page 9 of State Street's Proxy Statement for the 1997 Annual Meeting of Stockholders under the caption "Compliance with Section 16 (a) of the Securities Exchange Act." Such information is incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    Information concerning compensation of the executives of State Street appears on pages 10 through 18 in State Street's Proxy Statement for the 1997 Annual Meeting of Stockholders under the caption "Executive Compensation." Such information is incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information concerning security ownership of certain beneficial owners and management appears on pages 7 and 8 in State Street's Proxy Statement for the 1997 Annual Meeting of Stockholders. Such information is incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information concerning certain relationships and related transactions appears on page 9 in State Street's Proxy Statement for the 1997 Annual Meeting of Stockholders under the caption "Certain Transactions." Such information is incorporated by reference.
                                   PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements -- The following consolidated financial statements of State Street included in its Annual Report to Stockholders for the year ended December 31, 1996 are incorporated by reference in Item 8 hereof:
              Consolidated Statement of Income -- Years ended December 31,
                1996, 1995 and 1994
              Consolidated Statement of Condition -- December 31, 1996 and 1995 Consolidated Statement of Cash Flows -- Years ended December 31,
                1996, 1995 and 1994
              Consolidated Statement of Changes in Stockholders' Equity --
                Years ended December 31, 1996, 1995 and 1994
              Notes to Financial Statements
              Report of Independent Auditors
   (2) Financial Statement Schedules -- Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are not required under the related instructions, are inapplicable, or the information is contained herein and therefore have been omitted.

   (3)    EXHIBITS
          A list of the exhibits filed or incorporated by reference is as follows:

          EXHIBIT  2. PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT,
                      LIQUIDATION OR SUCCESSION
                2.1 Acquisition agreement dated September 27, 1994 among Registrant, Kemper Financial Services, Inc. and DST Systems, Inc. pertaining to the acquisition of IFTC Holdings, Inc. (filed with the Securities and Exchange Commission as Exhibit 2 to Registrant's Quarterly Report on Form 10Q for the quarter ended September 30, 1994 and incorporated by reference)

          EXHIBIT  3. ARTICLES OF INCORPORATION AND BY-LAWS

                3.1 Restated Articles of Organization as amended (filed with the Securities and Exchange Commission as Exhibit 3.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated by reference)

                3.2 By-laws as amended (filed with the Securities and Exchange Commission as Exhibit 3.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated by reference)

                3.3 Certificate of Designation, Preferences and Rights (filed with the Securities and Exchange Commission as Exhibit 3.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated by reference)

          EXHIBIT  4. INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS

                4.1 The description of the Company's Common Stock included in the Company's effective registration statement report on Form 10, as filed with the Securities and Exchange Commission on September 3, 1970 and amended on May 12, 1971 and incorporated by reference

                4.2 Rights Agreement dated as of September 15, 1988 between State Street Boston Corporation and The First National Bank of Boston, Rights Agent (filed with the Securities and Exchange Commission as Exhibit 4 to Registrant's Current Report on Form 8-K dated September 30, 1988 and incorporated by reference)

                4.3 Amendment to Rights Agreement dated as of September 20, 1990 between State Street Boston Corporation and The First National Bank of Boston, Rights Agent (filed with the Securities and Exchange Commission as Exhibit 4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990 and incorporated by reference)

                4.4 Indenture dated as of May 1, 1983 between State Street Boston Corporation and Morgan Guaranty Trust Company of New York, Trustee, relating to the Company's 7 3/4% Convertible Subordinated Debentures due 2008 (filed with the Securities and Exchange Commission as Exhibit 4 to the Registrant's Registration Statement on Form S-3 filed on April 22, 1983, Commission File No. 2-83251 and incorporated by reference)

                4.5 Indenture dated as of August 2, 1993 between State Street Boston Corporation and The First National Bank of Boston, as trustee (filed with the Securities and Exchange Commission as Exhibit 4 to the Registrant's Current Report on Form 8-K dated October 8, 1993 and incorporated by reference)

                4.6 Instrument of Resignation, appointment, and acceptance, dated as of February 14, 1996 between State Street Boston Corporation, The First National Bank of Boston (resigning trustee) and Fleet National Bank of Massachusetts (successor trustee) (filed with the Securities and Exchange Commission as Exhibit 4.6 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated by reference)

                4.7 (Note: Registrant agrees to furnish to the Securities and Exchange Commission upon request a copy of any other instrument with respect to long-term debt of the Registrant and its subsidiaries. Such other instruments are not filed herewith since no such instrument relates to outstanding debt in an amount greater than 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis)

          EXHIBIT 10. MATERIAL CONTRACTS

               10.1 State Street Boston Corporation 1984 Stock Option Plan as amended (filed with the Securities and Exchange Commission as Exhibit 4(a) to Registrant's Registration Statement on Form S-8 (File No. 2-93157) and incorporated by reference)

               10.2 State Street Boston Corporation 1985 Stock Option and Performance Share Plan as amended (filed with the Securities and Exchange Commission as Exhibit 10.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1985 and incorporated by reference)

               10.3 State Street Boston Corporation 1989 Stock Option Plan as amended (filed with the Securities and Exchange Commission as Exhibit 10.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1989 and incorporated by reference)

               10.4 State Street Boston Corporation 1990 Stock Option and Performance Share Plan as amended (filed with the Securities and Exchange Commission as Exhibit 10.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated by reference)

               10.5 State Street Boston Corporation Supplemental Executive Retirement Plan, together with individual benefit agreements (filed with the Securities and Exchange Commission as Exhibit 10.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated by reference)

               10.5A Amendment No. 1 dated as of October 19, 1995, to State Street Boston Corporation Supplemental Executive Retirement Plan (filed with the Securities and Exchange Commission as Exhibit 10.6A to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated by reference)

               10.6 Individual Pension Agreement with Marshall N. Carter (filed with the Securities and Exchange Commission as Exhibit 10.10 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated by reference)

               10.7 Individual Pension Agreement with A. Edward Allinson dated September 14, 1990 (filed with the Securities and Exchange Commission as Exhibit 10.10 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated by reference)

               10.8 Individual Pension Agreement with Albert E. Petersen dated April 5, 1992 (filed with the Securities and Exchange Commission as Exhibit 10.12 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated by reference)

               10.9 Revised Termination Benefits Arrangement with Marshall N. Carter (filed with the Securities and Exchange Commission as Exhibit 10.10 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated by reference)

               10.10 1994 Stock Option and Performance Unit Plan (filed with the Securities and Exchange Commission as Exhibit 10.17 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated by reference)

               10.10A Amendment No. 1 dated as of October 19, 1995, to 1994
                      Stock Option and Performance Unit Plan (filed with the Securities and Exchange Commission as Exhibit 10.13A to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated by reference)

               10.11 Compensation agreement with J.R. Towers dated September 30, 1994 (filed with the Securities and Exchange Commission as Exhibit 10 to Registrant's Annual Report on Form 10-Q for the year ended September 30, 1994 and incorporated by reference)

               10.12 Supplemental Defined Benefit Pension Plan for Senior Executive Officers (filed with the Securities and Exchange Commission as Exhibit 10.21 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated by reference)

               10.13 Nonemployee Director Retirement Plan (filed with the Securities and Exchange Commission as Exhibit 10.22 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated by reference)

               10.14 State Street Global Advisors Incentive Plan for 1996 (filed with the Securities and Exchange Commission as Exhibit 10.19 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated by reference)

               10.15 Forms of Employment Agreement with Officers (Levels 1, 2, and 3) approved by the Board of Directors on September, 1995 (filed with the Securities and Exchange Commission as
                      Exhibit 10.20 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated by reference)

               10.16 Compensation agreement with Ronald L. O'Kelley (filed with the Securities and Exchange Commission as Exhibit 10.21 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated by reference)

               10.17  Senior Executives Annual Incentive Plan (filed herewith)

               10.18 Executive Compensation Trust Agreement dated December 6, 1996 (Rabbi Trust) (filed herewith)

               10.19 Junior Subordinated Debenture Indenture dated as of December 15, 1996 between State Street Boston Corporation and the First National Bank of Chicago (filed with the Securities and Exchange Commission as Exhibit 1 to Registrant's Current Report on Form 8-K dated February 27, 1997 and incorporated by reference)

               10.20 Amended and Restated Trust Agreement dated as of December 15, 1996 relating to State Street Institutional Capital A (filed with the Securities and Exchange Commission as Exhibit 2 to Registrant's Current Report on Form 8-K dated February 27, 1997 and incorporated by reference)

               10.21 Capital Securities Guarantee Agreement dated as of December 15, 1996 between State Street Boston Corporation and the First National Bank of Chicago (filed with the Securities and Exchange Commission as Exhibit 3 to Registrant's Current Report on Form 8-K dated February 27, 1997 and incorporated by reference)

          EXHIBIT 11. STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

               11.1 State Street Boston Corporation Computation of Earnings Per Share

          EXHIBIT 12. STATEMENT RE COMPUTATION OF RATIOS

               12.1   Statement of ratio of earnings to fixed charges

          EXHIBIT 13. PORTIONS OF ANNUAL REPORT TO STOCKHOLDERS

               13.1   Five Year Selected Financial Data

               13.2 Management's Discussion and Analysis of Financial Condition and Results of Operations for the Three Years Ended December 31, 1996 (not covered by the Report of Independent Public Accountants)

               13.3   Letter to Stockholders

               13.4 State Street Boston Corporation Consolidated Financial Statements and Schedules

          EXHIBIT 21. SUBSIDIARIES

               21.1   Subsidiaries of State Street Boston Corporation

          EXHIBIT 23. CONSENTS OF EXPERTS AND COUNSEL

               23.1   Consent of Independent Auditors

          EXHIBIT 27. FINANCIAL DATA SCHEDULE

               27.1 Financial Data Schedule (such schedule is furnished for information of the Securities and Exchange Commission and is not to be deemed "filed" as part of Form 10-K or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934)
(b)       Reports on Form 8-K
                      A current report on Form 8-K dated December 12, 1996 was filed by the Registrant with the Securities and Exchange Commission which reported the issuance of $200 million of 30-year 7.94% Capital Securities.

                                  SIGNATURES

    Pursuant to the requirement of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, on March 20, 1997, thereunto duly authorized.

                                       STATE STREET BOSTON CORPORATION

                                       By /s/       REX S. SCHUETTE
                                           -------------------------------------
                                                    REX S. SCHUETTE,
                                          Senior Vice President and Comptroller

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 20, 1997 by the following persons on behalf of the registrant and in the capacities indicated.

OFFICERS:

/s/ MARSHALL N. CARTER                   /s/ RONALD L. O'KELLEY
    -----------------------------------      -----------------------------------
    MARSHALL N. CARTER, Chairman             RONALD L. O'KELLEY, Executive
      and Chief Executive Officer              Vice President, Chief Financial
                                               Officer and Treasurer

                                         /s/ REX S. SCHUETTE
                                             -----------------------------------
                                             REX S. SCHUETTE, Senior Vice
                                               President and Comptroller
DIRECTORS:

/s/ TENLEY E. ALBRIGHT                   /s/ JOSEPH A. BAUTE
    -----------------------------------      -----------------------------------
    TENLEY E. ALBRIGHT                       JOSEPH A. BAUTE

                                         /s/ JAMES I. CASH
    -----------------------------------      -----------------------------------
    I. MACALLISTER BOOTH                     JAMES I. CASH

                                         /s/ NADER F. DAREHSHORI
    -----------------------------------      -----------------------------------
    TRUMAN S. CASNER                         NADER F. DAREHSHORI

/s/ ARTHUR L. GOLDSTEIN                  /s/ CHARLES F. KAYE
    -----------------------------------      -----------------------------------
    ARTHUR L. GOLDSTEIN                      CHARLES F. KAYE

/s/ JOHN M. KUCHARSKI                    /s/ CHARLES R. LAMANTIA
    -----------------------------------      -----------------------------------
    JOHN M. KUCHARSKI                        CHARLES R. LAMANTIA

/s/ DAVID B. PERINI                      /s/ DENNIS J. PICARD
    -----------------------------------      -----------------------------------
    DAVID B. PERINI                          DENNIS J. PICARD

/s/ ALFRED POE                           /s/ BERNARD W. REZNICEK
    -----------------------------------      -----------------------------------
    ALFRED POE                               BERNARD W. REZNICEK

/s/ DAVID A. SPINA                       /s/ ROBERT E. WEISSMAN
    -----------------------------------      -----------------------------------
    DAVID A. SPINA                           ROBERT E. WEISSMAN

                                EXHIBIT INDEX
                               (FILED HEREWITH)
EXHIBIT 10.  MATERIAL CONTRACTS
     10.17   Senior Executives Annual Incentive Plan
     10.18 Executive Compensation Trust Agreement dated December 6, 1996 (Rabbi Trust)

EXHIBIT 11.  STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
     11.1    State Street Boston Corporation Computation of Earnings Per Share

EXHIBIT 12.  STATEMENT RE COMPUTATION OF RATIOS
     12.1    Statement of ratio of earnings to fixed charges

EXHIBIT 13.  PORTIONS OF ANNUAL REPORT TO STOCKHOLDERS
     13.1    Five Year Selected Financial Data
     13.2 Management's Discussion and Analysis of Financial Condition and Results of Operations for the Three Years Ended December 31, 1996 (not covered by the Report of Independent Public Accountants)
     13.3    Letter to Stockholders
     13.4 State Street Boston Corporation Consolidated Financial Statements and Schedules

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