Form 10-Q
period 1997-03-31
STATE STREET CORP
filed 1997-05-14
CIK 93751

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997
[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM           TO

                           Commission File No. 0-5108

                            STATE STREET CORPORATION
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

                         State Street Boston Corporation
                                  (Former name)

                                -----------------


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]          No  [ ]

         The number of shares of the Registrant's Common Stock outstanding on April 30, 1997 was 80,184,534.

================================================================================

                            STATE STREET CORPORATION

                                Table of Contents
                                                                        Page
PART I.  FINANCIAL INFORMATION                                        --------
------------------------------

Item 1.        Financial Statements

Consolidated Statement of Income .....................................      1
Consolidated Statement of Condition ..................................      2
Consolidated State of Cash Flows .....................................      3
Consolidated Statement of Changes in Stockholders' Equity ............      4
Notes to Consolidated Financial Statements ...........................    5 - 10
Independent Accountants' Review Report ...............................      11

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations ...................   12 - 18

PART II.    OTHER INFORMATION

Item 1.        Legal Proceedings .....................................       19
Item 2.        Changes in Securities .................................       19
Item 3.        Defaults Upon Senior Securities .......................       19
Item 4.        Submission of Matters to a Vote of Security Holders ...       19
Item 5.        Other Information .....................................       19
Item 6.        Exhibits and Reports on Form 8-K ......................       19

Signatures ...........................................................       20

Exhibits .............................................................   21 - 24

PART I.   ITEM 1.
FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF INCOME -  STATE STREET CORPORATION  (UNAUDITED)

-------------------------------------------------------------------------------
(Dollars in millions, except per share data)
   Three months ended March 31,                                1997      1996
-------------------------------------------------------------------------------

FEE REVENUE
Fiduciary compensation ...................................   $   286   $    234
Foreign exchange trading .................................        46         34
Servicing and processing .................................        40         28
Other                                                              2         11
                                                             -------   --------
      Total fee revenue ..................................       374        307

NET INTEREST REVENUE
Interest revenue .........................................       398        346
Interest expense .........................................       248        215
                                                             -------   --------
      Net interest revenue ...............................       150        131
Provision for loan losses ................................         3          2
                                                             -------   --------
      Net interest revenue after provision for loan losses       147        129
                                                             -------   --------
      TOTAL REVENUE ......................................       521        436

OPERATING EXPENSES
Salaries and employee benefits ...........................       219        181
Transaction processing services ..........................        44         37
Equipment ................................................        38         32
Occupancy ................................................        28         25
Other                                                             62         53
                                                             -------   --------
      Total operating expenses ...........................       391        328
                                                             -------   --------
      Income before income taxes .........................       130        108
Income taxes .............................................        44         38
                                                             =======   ========
      NET INCOME .........................................   $    86   $     70
                                                             =======   ========

EARNINGS PER SHARE
      Primary ............................................   $  1.06   $    .85
      Fully diluted ......................................   $  1.05        .84

AVERAGE SHARES OUTSTANDING (in thousands)
      Primary ............................................    81,555    82,261
      Fully diluted ......................................    82,104    82,896

CASH DIVIDENDS DECLARED PER SHARE ........................   $   .20   $    .18

--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

PART I.  ITEM 1.
FINANCIAL STATEMENTS (CONTINUED)

CONSOLIDATED STATEMENT OF CONDITION  - STATE STREET CORPORATION

--------------------------------------------------------------------------------
                                                  (UNAUDITED)
                                                   MARCH 31,        December 31,
(Dollars in millions)                                1997               1996
--------------------------------------------------------------------------------

ASSETS
Cash and due from banks .......................    $  1,712          $  1,623
Interest-bearing deposits with banks ..........       8,198             7,565
Securities purchased under resale agreements
  and securities borrowed .....................       4,502             4,613
Federal funds sold ............................       1,451             1,155
Trading account assets ........................         144               255
Investment securities (principally available
for sale) .....................................      10,236             9,387
Loans (less allowance of $70 and $73) .........       4,771             4,640
Premises and equipment ........................         466               468
Customers' acceptance liability ...............          46                35
Accrued income receivable .....................         477               442
Other assets ..................................       1,628             1,341
                                                   --------          --------
      TOTAL ASSETS ............................    $ 33,631          $ 31,524
                                                   ========          ========

LIABILITIES
Deposits:
Noninterest-bearing ...........................    $  6,367          $  6,395
Interest-bearing:
   Domestic ...................................       1,951             2,071
   Non-U.S ....................................      12,126            11,053
                                                   --------          --------
      Total deposits ..........................      20,444            19,519

Securities sold under repurchase agreements ...       8,112             7,387
Federal funds purchased .......................          96               117
Other short-term borrowings ...................         722               649
Notes payable .................................          81                86
Acceptances outstanding .......................          46                35
Accrued taxes and other expenses ..............         634               657
Other liabilities .............................         983               823
Long-term debt ................................         775               476
                                                   --------          --------
      TOTAL LIABILITIES .......................      31,893            29,749

STOCKHOLDERS' EQUITY
Preferred stock, no par: authorized 3,500,000;
  issued none ................................           -                 -
Common stock, $1 par: authorized 112,000,000;
      issued 83,614,000 and 83,615,000 ........          84                84
Surplus .......................................         103               105
Retained earnings .............................       1,760             1,694
Net unrealized (loss) gain on
  available-for-sale securities ...............         (15)               12
Treasury stock, at cost (3,394,000 and
  2,461,000 shares) ...........................        (194)             (120)
                                                   --------          --------
      TOTAL STOCKHOLDERS' EQUITY ..............       1,738             1,775
                                                   --------          --------
      TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY ................................    $ 33,631          $ 31,524
                                                   ========          ========

--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

PART I.  ITEM 1.
FINANCIAL STATEMENTS (CONTINUED)
CONSOLIDATED STATEMENT OF CASH FLOWS - STATE STREET CORPORATION  (UNAUDITED)
--------------------------------------------------------------------------------
(Dollars in millions) Three months ended March 31,      1997          1996
--------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net Income .........................................  $     86      $     70
Noncash charges for depreciation, amortization,
  provision for loan losses and deferred income taxes       64           115
                                                      --------      --------
    Net income adjusted for noncash charges ........       150           185
Adjustments to reconcile to net cash provided by
  operating activities:
    Securities gains, net ..........................        -             (1)
    Net change in:
       Trading account assets ......................       111            99
       Other, net ..................................      (208)          133
                                                      --------      --------
         NET CASH PROVIDED BY OPERATING ACTIVITIES .        53           416
                                                      --------      --------
INVESTING ACTIVITIES
Payments for purchase of:
  Available-for sale securities ....................    (1,524)       (1,728)
  Held to-maturity securities ......................      (216)         (284)
  Lease financing assets ...........................      (230)         (137)
  Premises and equipment ...........................       (27)          (17)
Proceeds from:
  Maturities of available-for sale securities ......       597           889
  Maturities of held-to-maturity securities ........       203           272
  Sales of available-for-sale securities ...........        49           120
  Principal collected from lease financing .........        19            38
Net (payments for) proceeds from:
  Interest-bearing deposits with banks .............      (633)       (2,066)
  Federal funds sold, resale agreements and
    securities borrowed ............................      (185)        1,573
  Loans ............................................       (86)         (164)
                                                      --------      --------
         NET CASH USED BY INVESTING ACTIVITIES .....  (2,033)       (1,504)
                                                      --------      --------
FINANCING ACTIVITIES
Proceeds from issuance of:
  Long-term debt ...................................       300             -
  Nonrecourse debt for lease financing .............       193            85
  Notes payable ....................................         -            88
  Treasury stock ...................................         -             5
Payments for:
  Maturity of notes payable ........................         -          (137)
  Nonrecourse debt for lease financing .............       (28)          (39)
  Long-term debt ...................................        (1)            -
  Cash dividends ...................................       (16)          (15)
  Purchase of common stock .........................       (81)          (72)
Net proceeds from:
  Deposits .........................................       925         1,090
  Short-term borrowings ............................       777           185
                                                      --------      --------
         NET CASH PROVIDED BY FINANCING ACTIVITIES .     2,069         1,190
                                                      --------      --------
         NET INCREASE ..............................        89           102
Cash and due from banks at beginning of period .....     1,623         1,422
                                                      ========      ========
         CASH AND DUE FROM BANKS AT END OF PERIOD ..  $  1,712      $  1,524
                                                      ========      ========
SUPPLEMENTAL DISCLOSURE
  Interest paid ....................................  $    247      $    204
  Income taxes paid ................................  $     20      $     31
--------------------------------------------------------------------------------

The accompanying notes are in integral part of these financial statements.

PART I.  ITEM 1.
FINANCIAL STATEMENTS (CONTINUED)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY -
STATE STREET CORPORATION  (UNAUDITED)

--------------------------------------------------------------------------------
(Dollars in millions, except per share data)
   Three months ended March 31,                           1997          1996
--------------------------------------------------------------------------------

COMMON STOCK
Balance at end of period (no change during period) ..    $    84       $    83
                                                         -------       -------

SURPLUS
Balance at beginning of period ......................        105            40
Treasury stock issued ...............................         (2)           (3)
                                                         -------       -------
      Balance at end of period ......................        103            37
                                                         -------       -------

RETAINED EARNINGS
Balance at beginning of period ......................      1,694         1,465
Net Income ..........................................         86            70
Cash dividends declared ($.20 and $.18 per share)....        (16)          (15)
Currency translation ................................         (4)           (1)
                                                         -------       -------
      Balance at end of period ......................      1,760         1,519
                                                         -------       -------

NET UNREALIZED GAIN (LOSS) ON AVAILABLE-FOR-SALE
  SECURITIES
Balance at beginning of period ......................         12            13
Changes in unrealized gain (loss) ...................        (27)          (17)
                                                         -------       -------
      Balance at end of period ......................        (15)           (4)
                                                         -------       -------

TREASURY STOCK, AT COST
Balance at beginning of period ......................       (120)          (13)
Common stock acquired (1,079,600  and 1,583,800
  shares) ...........................................        (81)          (72)
Treasury stock issued (145,876 and 243,831 shares)             7            10
                                                         -------       -------
      Balance at end of period.......................       (194)          (75)
                                                         -------       -------

      TOTAL STOCKHOLDERS' EQUITY.....................    $ 1,738       $ 1,560
                                                         =======       =======

--------------------------------------------------------------------------------

The accompanying notes are in integral part of these financial statements.

PART I.  ITEM 1.
FINANCIAL STATEMENTS (CONTINUED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -
 STATE STREET CORPORATION  (UNAUDITED)

Note A - Basis of Presentation

State Street Corporation ("State Street,"), formerly State Street Boston Corporation, is a financial services corporation and provides banking, trust, investment management, global custody, administration and securities processing services to both U.S. and non-U.S. customers. State Street reports three lines of business: Financial Asset Services, Investment Management, and Commercial Lending. Financial Asset Services provides global custody, accounting, administration, foreign exchange, treasury, cash management, transaction settlement and clearing, securities lending, and other services for investors with large pools of investment assets worldwide such as mutual funds and pension plans; and corporate trusteeship. Investment Management is comprised of the business components that manage financial assets worldwide, for both institutional and individuals, and provides related participant recordkeeping for defined contribution plans. Commercial Lending activities include loans and other banking services for regional middle-market companies, for nationwide companies in selected industries and for broker/dealers. Other credit services include asset-based finance, leasing and international trade finance.

The consolidated financial statements include the accounts of State Street and its subsidiary, State Street Bank and Trust Company ("State Street Bank," "the Bank"). The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. All significant intercompany balances and transactions have been eliminated upon consolidation. The results of operations of businesses purchased are included from the date of acquisition. Investments in 50%-owned affiliates are accounted for by the equity method. Certain previously reported amounts have been reclassified to conform to the current method of presentation. For the Consolidated Statement of Cash Flows, State Street has defined cash equivalents as those amounts included in the Statement of Condition caption, "Cash and due from banks." For the three months ended March 31, 1997 and 1996, long-term debt converted into common stock was $20,000 and $10,000, respectively.

In June 1996, Statement of Financial Accounting Standard ("SFAS"), No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued. This statement provides standards for transfers and servicing of financial assets and extinguishing liabilities. Certain provisions of this statement are effective for fiscal years beginning after December 31, 1996. State Street adopted the required provisions of this new statement in 1997, and the provisions did not have a material impact on the financial statements.

In February, 1997, SFAS No. 128, "Earnings per Share" was issued and is required to be adopted as of December 31, 1997. This statement requires a change in the method currently used to compute earnings per share and requires a restatement of all prior period earnings per share amounts. Under SFAS No. 128, primary earnings per share is replaced by basic earnings per share. Basic earnings per share excludes the dilutive effect of stock options from the calculation. Computing earnings per share in accordance with the provisions of this statement for the three months ended March 31, 1997 and 1996 would have resulted in basic earnings per share of $1.07 and $.85, respectively, and diluted earnings per share of $1.05 and $.84, respectively.

In the opinion of management, all adjustments consisting of normal recurring accruals which are necessary for a fair presentation of the financial position of State Street and subsidiaries at March 31, 1997 and December 31, 1996, and its cash flows and consolidated results of its operations for the three months ended March 31, 1997 and 1996, have been made. These statements should be read in conjunction with the financial statements, notes and other information included in State Street's latest annual report on Form 10-K.

Note B  -  Investment Securities

Available-for-sale securities are recorded at fair value and held-to maturity securities are recorded at amortized cost on the Consolidated Statement of Condition. Investment securities consisted of the following as of the dates indicated:

------------------------------------------------------------------------------------------------------------------------------------
                                                                  MARCH 31, 1997                        December 31, 1996
                                                       AMORTIZED     UNREALIZED     FAIR        Amortized    Unrealized     Fair
(Dollars in millions)                                    COST      GAINS   LOSSES   VALUE         Cost     Gains    Losses  Value
--------------------------------------------------------------------------------------------    ------------------------------------
Available for sale (at fair value):
    U.S. Treasury and Federal agencies...............   $ 5,172      $  7  $ 23     $ 5,156      $ 4,630    $ 18  $   5     $ 4,643
    State and political subdivisions.................     1,636         4    10       1,630        1,557      10      8       1,559
    Asset-backed securities..........................     1,344         1     3       1,342        1,198       3      1       1,200
    Collateralized mortgage obligations..............       627         1    10         618          638       1      8         631
    Other investments................................       611         8     1         618          485      12      2         495
                                                        -------      ----  ----     -------      -------    ----   ----     -------
Total................................................   $ 9,390      $ 21  $ 47     $ 9,364      $ 8,508    $ 44   $ 24     $ 8,528
                                                        =========    ====  =====    =======      =======    ====   ====     =======
Held to maturity (at amortized cost):
    U.S. Treasury and Federal agencies...............   $   872        -   $  4     $   868      $   859    $  2   $  2     $   859
                                                        =======      ====  =====    ========     =======    ====   ====     =======
------------------------------------------------------------------------------------------------------------------------------------

During the three months ended March 31, 1997, there were less than one million of gains and losses realized on sales of available-for-sale securities of $49 million. During the three months ended March 31, 1996, gains of $3 million and losses of $3 million were realized on sales of available-for-sale securities of $120 million.

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

Changes in the allowance for loan losses were as follows for the three months ended March 31:

-------------------------------------------------------------------------------
(Dollars in millions)                                     1997        1996
-------------------------------------------------------------------------------
      Balance at beginning of year..................      $ 73        $ 63
      Provision for loan losses.....................         3           2
      Loan charge-offs..............................        (6)          -
      Recoveries....................................         -           1
                                                          ----        ----
Balance at end of period............................      $ 70        $ 66
                                                          ====        ====
--------------------------------------------------------------------------------
Note D - Long-Term Debt

On March 11, 1997, State Street completed the sale of $300 million of 8.035% Capital Securities, Series A (the "Capital Securities"), due 2027, issued by State Street Institutional Capital B (the "Trust"), a newly created subsidiary business trust of State Street. The Capital Securities are fully guaranteed by State Street. In connection with the sale of the Capital Securities, State Street issued and sold to the Trust $309 million of its 8.035% Junior Subordinated Deferrable Interest Debentures, Series B. At March 31, 1997, a total of $500 million of capital securities is included in long-term debt.

Note E - Income Taxes

The provision for income taxes included in the Consolidated Statement of Income is comprised of the following for the three months ended March 31:

-------------------------------------------------------------------------------
(Dollars in millions)                                       1997        1996
-------------------------------------------------------------------------------
Current...............................................       $ 12        $ 11
Deferred..............................................         32          27
                                                             ----        ----
      Total provision.................................       $ 44        $ 38
                                                             ====        ====
-------------------------------------------------------------------------------

Taxes were $44 million, up from $38 million a year ago. The effective tax rate was 33.6%, down from 35.4% in the first quarter of 1996.

Note F - Regulatory Matters:

The regulatory capital amounts and ratios were the following at March 31, 1997 and December 31, 1996:

-----------------------------------------------------------------------------------------------------------------------------------
                                            Regulatory Guidelines (1)
                                            -------------------------          State Street                   State Street Bank
                                                            Well            --------------------          -------------------------
(Dollars in millions)                       Minimum     Capitalized          1997          1996             1997           1996
-----------------------------------------------------------------------------------------------------------------------------------
Risk-based ratios:
    Tier 1 capital...................              4%            6%           14.9%         13.4%            12.1%          13.1%
    Total capital....................              8            10            15.0          13.6             11.8           13.4
Leverage ratio.......................              3             4             6.4           5.9              5.2            5.2

Tier 1 capital.......................                                     $  2,110      $  1,818         $  1,696       $  1,391
Total capital........................                                        2,130         1,847            1,666          1,422

Risk-based assets:
    On-balance sheet.................                                     $ 10,867      $ 10,311         $ 10,772       $  8,296
    Off-balance sheet................                                        3,300         3,249            3,300          2,339
                                                                          --------      --------         --------       --------
        Total risk-based assets......                                     $ 14,167      $ 13,560         $ 14,072       $ 10,635
                                                                          ========      ==========       ========       ========
-----------------------------------------------------------------------------------------------------------------------------------

(1) The regulatory framework for prompt corrective action is not applicable to bank holding companies (State Street).

Note G - Net Interest Revenue

Net interest revenue consisted of the following for the three months ended March 31:

-------------------------------------------------------------------------------
(Dollars in millions)                                    1997         1996
-------------------------------------------------------------------------------
INTEREST REVENUE
Deposits with banks................................       $   90       $  88
Investment securities:
   U.S Treasury  and Federal agencies..............           85          48
   State and political subdivisions (exempt
     from Federal tax).............................           18          14
   Other investments...............................           36          28
Loans .............................................           76          65
Securities purchased under resale agreements,
  securities borrowed and Federal funds sold.......           90         100
Trading account assets.............................            3           3
                                                           -----       -----
      Total interest revenue.......................          398         346
                                                           -----       -----
INTEREST EXPENSE
Deposits...........................................          109         111
Other borrowings...................................          129         102
Long-term debt.....................................           10           2
                                                           -----       -----
      Total interest expense.......................          248         215
                                                           -----       -----
      Net interest revenue.........................        $ 150       $ 131
                                                           =====       =====
-------------------------------------------------------------------------------

Note H - Operating Expenses - Other

The other category of operating expenses consisted of the following for the three months ended March 31:

-------------------------------------------------------------------------------
(Dollars in millions)                                     1997        1996
-------------------------------------------------------------------------------
Professional services..............................       $ 16        $ 13
Advertising and sales promotion....................         11           9
Postage, forms and supplies........................          7           7
Telecommunications.................................          6           6
Other                                                       22          18
                                                          ----        ----
      Total operating expenses - other.............       $ 62        $ 53
                                                          ====        ====
-------------------------------------------------------------------------------

Note I  -  Commitments and Contingent Liabilities

State Street provides banking, trust, investment management, global custody, accounting, administration and securities processing services to both domestic and global customers. Assets under custody and assets under management, held or managed by State Street in a fiduciary or custodial capacity, are not included in the Consolidated Statement of Condition because such items are not assets of State Street. Management conducts regular reviews of its responsibilities of these services and considers the results in preparing its financial statements. In the opinion of management, there are no contingent liabilities at March 31, 1997 that would have a material adverse effect on State Street's financial position or results of operations.

State Street is subject to pending and threatened legal actions that arise in the normal course of business. In the opinion of management, after discussion with counsel, these can be successfully defended or resolved without a material adverse effect on State Street's financial position or results of operations.

Note J - Off-Balance Sheet Financial Instruments, Including Derivatives

State Street uses various off-balance sheet financial instruments, including derivatives, to satisfy the financing and risk management needs of customers, to manage interest rate and currency risk and to conduct trading activities. In general terms, derivative instruments are contracts or agreements whose value can be derived from interest rates, currency exchange rates and/or other financial indices. Derivative instruments include forwards, futures, swaps, options and other instruments with similar characteristics. The use of these instruments generate fee, interest or trading revenue. Associated with these instruments are market and credit risks that could expose State Street to potential losses. State Street uses derivative financial instruments in trading and balance sheet management activities.

The following table summarizes the contractual or notional amounts of significant derivative financial instruments held or issued by State Street at:

-------------------------------------------------------------------------------
                                                    MARCH 31,       December 31,
(Dollars in millions)                                  1997             1996
-------------------------------------------------------------------------------
Trading:
Interest rate contracts:
      Swap agreements.........................         $   933          $   880
      Options and caps purchased..............              50               25
      Options and caps written................             139              116
      Futures - short position................           1,620            1,252
      Options on futures purchased............             520              430
      Options on futures written..............             540               28
Foreign exchange contracts:
      Forward, swap and spot..................          79,667           62,109
      Options purchased.......................              66              206
      Options written.........................              60               60
      Options on futures purchased............             567              330

Balance Sheet Management :
      Interest rate contracts:
           Swap agreements....................             307              296
           Options and caps purchased.........              50               50
      Foreign exchange contracts:
           Forward, swap and spot.............               -               65
-------------------------------------------------------------------------------

The following table represents the fair value of financial instruments held or issued for trading purposes as of:

-----------------------------------------------------------------------------------------------------
                                                      MARCH 31, 1997           December 31, 1996
                                                  -----------------------   -------------------------
                                                              AVERAGE                      Average
                                                    FAIR       FAIR             Fair         Fair
(Dollars in millions)                               VALUE      VALUE            Value       Value
-----------------------------------------------------------------------------------------------------
Foreign exchange contracts:
      Contracts in a receivable position.....       $ 813      $ 1,097           $ 620         $ 615
      Contracts in a payable position........         806        1,164             634           617

Other financial instrument contracts:
      Contracts in a receivable position.....           6            8               6             6
      Contracts in a payable position........           3            6               4             4
-----------------------------------------------------------------------------------------------------

The preceding amounts have been reduced by offsetting balances with the counterparty where a master netting agreement exists. Contracts in a receivable position are shown in other assets on the balance sheet and contracts in a payable position are shown in other liabilities.

Credit-related financial instruments include commitments to extend credit, standby letters of credit, letters of credit and indemnified securities lent. The maximum credit risk associated with credit-related financial instruments is measured by the contractual amounts of these instruments. The following is a summary of the contractual amount of State Street's credit-related, off-balance sheet financial instruments as of:

-------------------------------------------------------------------------------
                                                    MARCH 31,      December 31,
(Dollars in millions)                                 1997             1996
-------------------------------------------------------------------------------
Indemnified securities on loan................       $ 50,247         $ 41,518
Loan commitments..............................          5,128            4,974
Standby letters of credit.....................          1,720            1,777
Letters of credit.............................            179              160
-------------------------------------------------------------------------------

On behalf of its customers, State Street lends their securities to creditworthy brokers and other institutions. In certain circumstances, State Street may indemnify its customers for the fair market value of those securities against a failure of the borrower to return such securities. State Street requires the borrowers to provide collateral in an amount equal to or in excess of 102% of the fair market value of the securities borrowed. The borrowed securities are revalued daily to determine if the additional collateral is necessary. State Street held as collateral, cash and U.S. Government securities totaling $52.4 billion and $42.8 billion for indemnified securities on loan at March 31, 1997 and December 31, 1996, respectively.

Loan and letter-of-credit commitments are subject to the same credit policies and reviews as loans on the balance sheet. Collateral, both the amount and nature, is obtained based upon management's assessment of the credit risk. Approximately 70% of the loan commitments expire in one year or less from the date of issue. Since many of the extensions of credit are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

                     Independent Accountants' Review Report


The Stockholders and Board of Directors
State Street Corporation


We have reviewed the accompanying consolidated statement of condition of State Street Corporation as of March 31, 1997, and the related consolidated statements of income, cash flows and changes in stockholders' equity for the three-month periods ended March 31, 1997 and 1996. These financial statements are the responsibility of State Street's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of condition of State Street Boston Corporation as of December 31, 1996 (presented herein), and the related consolidated statements of income, cash flows and changes in stockholders' equity for the year then ended (not presented herein), and in our report dated January 14, 1997, we expressed an unqualified opinion on those consolidated financial statements.






                                                            ERNST & YOUNG LLP


Boston, Massachusetts
April 14, 1997

PART I.  ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS

Summary

Earnings per share were $1.05 on a fully diluted basis, an increase of 25% from $.84 in the first quarter of 1996. Revenue grew 20%, from $444 million to $531 million. Net income was $86 million, up from $70 million a year ago. Return on stockholders' equity was 19.9%.

Condensed Income Statement - Taxable Equivalent Basis
-------------------------------------------------------------------------------------------
                                                      Three months ended
                                                          March 31,
(Dollars in millions, except per share data)         1997        1996       Change       %
-------------------------------------------------------------------------------------------
Fee revenue:
   Fiduciary compensation.....................       $  286       $ 234       $  52     22
   Foreign exchange trading...................           46          34          12     37
   Servicing and processing...................           40          28          12     40
   Other......................................            2          11          (9)     -
                                                     ------       -----       -----     --
      Total fee revenue.......................          374         307          67     22
Net interest revenue..........................          160         139          21     15
Provision for loan losses.....................            3           2           1     50
                                                     -------      -----       -----     --
      Total revenue...........................          531         444          87     20

Operating expenses............................          391         328          63     19
                                                     -------      -----       -----     --
      Income before taxes.....................          140         116          24     21
Income taxes..................................           44          38           6     14
Taxable equivalent adjustment.................           10           8           2     24
                                                     ------       -----       -----     --
      Net income..............................       $   86       $  70       $  16     24
                                                     ======       =====       =====     ==

Earnings Per Share
      Primary.................................       $ 1.06      $  .85       $ .21     25
      Fully diluted...........................         1.05         .84         .21     25
-------------------------------------------------------------------------------------------

(Percentage change based on dollars in thousands, except per share data)

Total Revenue

Total revenue for the quarter was $531 million, up $87 million, or 20%, from a year ago, reflecting strong growth in all lines of business. Revenue benefited particularly from cross-border investment activity, evidenced by increased levels of foreign exchange trading volume, non-U.S. investments by U.S. customers, non-U.S. equity securities on loan, and non-U.S. deposits. State Street continued to benefit from expanding relationships with its customers, who are growing and using more services and a substantial amount of the new business won was installed.

Fee Revenue

Fee revenue, which comprised 70% of total revenue, was $374 million, up 22% from a year ago.

The largest component of fee revenue is fiduciary compensation, which is derived from accounting, custody, recordkeeping, information, investment management and trustee services. Fiduciary compensation was $286 million, up $52 million, or 22%, from a year ago due to new business and customers' growth.

Fiduciary compensation grew strongly in all financial asset services businesses. Revenue from mutual funds reflected growth in accounting, custody and pricing services, particularly for non-U.S. assets. In addition to increased revenue from its traditional core products, State Street is seeing more rapid year-over-year growth in revenue from additional services it provides, notably services for offshore funds, securities lending and fund administration. The number of offshore funds serviced is up 31% from a year ago and offshore-fund assets under custody have more than doubled. Additional mutual funds are looking to securities lending to enhance their returns. State Street is providing fund administration for 14% more funds than a year ago, and for more than twice the asset volume.

Revenue from servicing U.S. pension plans increased from a large amount of new business and from an increase in the volume of customers' securities on loan. Outside the United States, new customers and additional business from existing customers drove revenue growth. Assets under custody for non-U.S. customers increased 36% from a year ago.

Revenue from investment management services, delivered through State Street Global Advisors, was up substantially. Revenue growth occurred across the product line-U.S. and international equities, fixed income and asset allocation strategies for institutional investors; recordkeeping for defined contribution plans; and services for high net worth individuals. Revenue from participant recordkeeping and investment management for defined contribution plans was particularly strong. This reflected growth of the current business, new business installed and an acquisition. Total assets under management were $321 billion, up 27% from a year ago. Three quarters of this growth came from additional contributions from customers and new customers, with one quarter from increased market values.

Foreign exchange trading revenue was $46 million, up $12 million, or 37%, from a year ago due to additional volume, active markets and new customers looking to State Street to support their global investment strategies. Servicing and processing fee revenue was $40 million, up $12 million, or 40%, from a year ago. This reflected the acquisition of Princeton Financial Systems, Inc. in the fourth quarter of 1996, strong growth in fees from brokerage services, and increased fee revenue from currency hedging programs for customers.

As is typical, other fee revenue includes a number of timing items. This quarter, the timing items netted to $2 million, a relatively low number, as compared with $11 million, a relatively high number a year ago which benefited from the sale of the unit trust business. This year, currency translation gains on foreign notes payable and gains on leasing residuals were partially offset by a write down in the value of property that is no longer intended to be used for bank premises.

Net Interest Revenue

Taxable equivalent net interest revenue for the first quarter was $160 million, up $21 million, or 15%, from a year ago due to a $4 billion, or 16%, increase in interest-earning assets. The primary source of growth in interest-earning assets was additional funding from securities sold under repurchase agreements and deposits from customers in conjunction with their worldwide investment activities.

--------------------------------------------------------------------------------------------------------------------------------
                                                                                Three Months Ended March 31,
                                                                        1997                                    1996
                                                              ---------------------------            ---------------------------
                                                                AVERAGE                                Average
(Dollars in millions)                                           BALANCE           RATE                 Balance            Rate
------------------------------------------------------------- ---------------------------            ---------------------------
Interest-earning assets................................          $ 29,164           5.67%                $ 25,094          5.67%
Interest-bearing liabilities...........................            23,932           4.20                   20,467          4.22
                                                                                  -------                                -------
Excess of rates earned over rates paid.................                             1.47%                                  1.45%
                                                                                  =======                                =======
Net Interest Margin....................................                             2.22%                                  2.23%
                                                                                  =======                                 ======

Operating Expenses

Operating expenses for the first quarter of $391 million were up $63 million, or 19%, from the first quarter of 1996 supporting business growth and investments for future growth, and reflecting acquisitions. Salaries and employee benefits were $219 million, up $38 million, or 21%. Staff levels increased 13% and incentive compensation was higher reflecting strong growth in earnings.

Credit Quality

At March 31, 1997, total loans were $5 billion, 14% of the balance sheet. In the first quarter, the provision for loan losses was $3 million, up from $2 million a year ago and charge-offs were $6 million, due principally to one trade finance loan, versus less than a million for the first quarter of 1996. During the quarter, the allowance for loan losses decreased from $73 million to $70 million. Non-performing loans declined from $12 million to $6 million.

Taxes

Taxes were $44 million, up from $38 million a year ago. The effective tax rate was 33.6%, down from 35.4% in the first quarter of 1996. The improvement in the effective tax rate reflected a higher level of tax credits and the implementation of initiatives to maximize tax resources worldwide.

Lines of Business

Following is a summary of line of business operating results for the three months ended March 31:

-----------------------------------------------------------------------------------------------------------------------------------
                                                       Financial                      Investment                    Commercial
Taxable equivalent basis                            Asset Services                    Management                     Lending
(Dollars in millions)                             1997          1996            1997          1996             1997        1996
-----------------------------------------------------------------------------------------------------------------------------------
Fee revenue................................        $ 268         $ 228           $ 92           $ 67            $ 14        $ 12
Net interest revenue.......................          113            95              6              8              38          34
                                                   -----         -----           ----           ----            ----        ----
      Total revenue........................          381           323             98             75              52          46
Operating expenses.........................          289           248             79             59              23          21
                                                   =====         =====           ====           ====            ====        ====
      Operating profit.....................        $  92         $  75           $ 19           $ 16            $ 29        $ 25
                                                   =====         =====           ====           ====            ====        ====

Pretax margin..............................           24%           23%            19%            21%             56%         55%
Percentage contribution....................           66%           64%            13%            14%             21%         22%
Average assets (billions)..................        $28.7         $24.8           $  .6          $ .5            $3.6        $3.0

Financial Asset Services

Financial Asset Services provides accounting, custody, daily pricing, information, foreign exchange, cash management, securities lending and other services for investors with large pools of investment assets worldwide; and corporate trusteeship. Revenue from this line of business comprised 72% of State Street's total revenue for the first quarter.

Revenue increased to $381 million, up 18% from $323 million in 1996. The $58 million increase in revenue resulted from increased cross-border investment activity, the installation of a substantial amount of new business and expanding relationships with customers, who are growing and using more services. Fee revenue was up 18%. This reflected strong growth in revenue from accounting, custody and other services for mutual funds, U.S. pension plans, and customers outside the U.S. Foreign exchange trading revenue was up substantially. Net interest revenue, also up 18%, reflected an increase in interest-earning assets. The primary source of growth in interest earning assets was additional funding from customers in conjunction with their worldwide investment activities.

Operating expenses were $289 million, 17% higher than a year ago, due to business growth and investments for future growth, and reflecting acquisitions. Operating profit was $92 million, an increase of $17 million, or 24%, from a year ago and reflected strong revenue growth as well as an improvement in the pre-tax margin.

Investment Management

State Street manages financial assets worldwide for both institutions and individuals and provides related services, particularly participant recordkeeping for defined contribution plans. State Street's investment management services feature a broad array of products, including quantitative equity management, both passive and active, money market funds, and fixed income strategies. Revenue from this line of business comprised 18% of State Street's total revenue for the first quarter.

Revenue grew 30% to $98 million, due to revenue growth across the product line. Operating expenses increased 34% reflecting additional staff to support business growth and acquisitions. Operating profit was $19 million, an increase of $3 million, or 16%, from $16 million in 1996. The pretax profit margin declined from 14% in 1995 to 13% in 1996.

Commercial Lending

Reported in this line of business are loans and other banking services for regional middle-market companies, for companies in selected industries nationwide, and for broker/dealers. Other credit services include asset-based finance, leasing and international trade finance. Revenue from this line of business comprised 10% of State Street's total revenue for the first quarter.

Revenue grew to $52 million, up 13% from $46 million in the first quarter a year ago, due primarily to a 21% increase in loans. Loans to New England businesses and specialty industries nationwide, leveraged leases, and international trade finance all grew.

Operating expenses increased 11%, supporting business growth. Operating profit was $29 million, an increase of $4 million, or 10% from 1996, due to revenue growth and an improvement in the pre-tax margin.

Accounting Changes

In June 1996, SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued. This statement provides standards for transfers and servicing of financial assets and extinguishing liabilities. Certain provisions of this statement are effective for fiscal years beginning after December 31, 1996. State Street adopted the required provisions of this new statement in 1997, and the provisions did not have a material impact on the financial statements.

In February, 1997, SFAS No. 128, "Earnings per Share" was issued and is required to be adopted as of December 31, 1997. This statement requires a change in the method currently used to compute earnings per share and requires a restatement of all prior period earnings per share amounts. Under SFAS No. 128, primary earnings per share is replaced by basic earnings per share. Basic earnings per share excludes the dilutive effect of stock options from the calculation. Computing earnings per share in accordance with the provisions of this statement for the three months ended March 31, 1997 and 1996 would have resulted in basic earnings per share of $1.07 and $.85, respectively, and diluted earnings per share of $1.05 and $.84, respectively.

Capital and Liquidity

State Street maintains a strong capital base to support its customers. Strong capital levels provide financial flexibility as well, which facilitates funding corporate growth and other business needs.

As a state chartered bank and member of the Federal Reserve System, State Street Bank and Trust Company, State Street's principal subsidiary, is regulated by the Federal Reserve Board which has established guidelines for minimum capital ratios. State Street has developed internal capital-adequacy policies to ensure that the Bank meets or exceeds the level required for the "well capitalized" category, the highest of the Federal Reserve Board's five capital categories. State Street's capital management emphasizes risk exposure rather than simple asset levels; at 12.1%, the Bank's Tier 1 risk-based capital ratio significantly exceeds the regulatory minimum of 4% and is among the highest for U.S. banks. State Street's total risk-based ratio of 15.0% is likewise among the highest for U.S. bank holding companies.

The primary objective of State Street's liquidity management is to ensure that it has sufficient funds to conduct its activities, including accommodating the transaction and cash management requirements of its customers, meeting loan commitments and replacing maturing liabilities. Liquidity is provided by State Street's access to global debt markets, its ability to gather additional deposits from its customers, maturing short-term assets, the sale of securities and payments of loans. Customer deposits and other funds provide a multi-currency, geographically-diverse source of funding.

State Street maintains a large portfolio of liquid assets. When liquidity is measured by the ratio of liquid assets to total assets, State Street ranks among the highest of U.S. banking companies. At March 31, 1997, State Street's liquid assets were 78% of total assets.

Foreign Exchange And Derivative Financial Instruments

State Street used foreign exchange and a variety of financial derivative instruments to support customers' needs, conduct trading activities, and manage interest rate and currency risk. These activities are designed to create trading revenue or hedge net interest revenue. In addition, State Street provides services related to derivative instruments in its role as both a manager and servicer of financial assets.

State Street's customers use derivatives to manage the financial risks associated with their investment goals and business activities. With the growth of cross-border investing, customers have an increasing need for foreign exchange forward contracts to convert currency for international investment and to manage the currency risk in an international investment portfolio. As an active participant in the foreign exchange markets, State Street provides foreign exchange contracts and over-the-counter options in support of these customer needs.

As part of its trading activities, State Street assumes market positions in both the foreign exchange and interest rate markets using financial derivatives including forward foreign exchange contracts, foreign exchange and interest rate options, and interest rate swaps.

As of March 31, 1997, the notional amount of these instruments was $84.2 billion, of which $80.4 billion was foreign exchange forward contracts. Long and short foreign exchange forward positions are closely matched to minimize currency and interest rate risk. In order to estimate changes in the value of the outstanding contracts, all forward foreign exchange contracts are valued daily at current market rates.

State Street uses various derivatives to minimize the interest rate and foreign exchange risks associated with its global business activities. As of March 31, 1997, the notional amount of these derivatives was $357 million.

Trading activities involving both foreign exchange and interest rate derivatives are managed using earnings-at-risk measures and trading limits as established by risk management policies. Interest rate and foreign exchange derivatives used as part of the asset and liability management process undergo the same credit and interest rate risk analyses as on-balance sheet financial instruments.

Stock Purchase Program

State Street purchased 1,080,000 shares of its stock during the first quarter of 1997 at an average price of $75 per share. This brings the total shares purchased to 4.2 million of the 6 million shares currently authorized by the Board of Directors.

Financial Goals and Factors Which May Affect Them

State Street's primary financial goal is sustainable real growth in earnings per share. There are two supporting goals, one for total revenue and one for return on common stockholder's equity ("ROE"). The revenue goal is 12.5% real, or inflation adjusted, growth in revenue per year for the decade of the 1990s. Decade-to-date, this has translated into a nominal growth goal of 15.2% compounded per year. The ROE goal is to achieve 18%.

State Street considers these to be financial goals, not projections or forward-looking statements. However, if these goals are perceived to be forward-looking statements, they, as with any other statement that may be considered forward looking, should be considered in conjunction with the factors listed below, which could cause actual results to differ materially.

The following issues and factors, among others, should be considered in evaluating the outlook for State Street's goals and forward-looking statements:

o Cross-border investing. Cross-border investing by customers worldwide benefits revenue. Future revenue may increase or decrease depending upon the extent of cross-border investments made by customers or future customers.

o Savings rate of individuals. State Street benefits from the savings of individuals which are invested in mutual funds or defined contribution plans. Changes in savings rates or styles may lead to increased or decreased revenue.

o Value of worldwide financial markets. As worldwide financial markets increase or decrease in value, State Street's opportunities to invest and service financial assets may change. Since a portion of State Street's fees are based on the value of assets under custody and management, fluctuations in worldwide securities market valuations will affect revenue.

o Dynamics of markets served. Changes in the markets served can affect revenue, including the growth rate of U.S. mutual funds, the pace of debt issuance, outsourcing decisions, and mergers, acquisitions and consolidations among customers and competitors.

o Interest rates. Market interest rate levels, the direction of interest rate changes, and the shape of the yield curve affect both net interest revenue and fiduciary compensation from securities lending. All else being equal, State Street benefits from higher rather than lower interest rates because it has a larger amount of interest-earning assets than interest-bearing liabilities. However, if all other variables remained constant, in the short-term, rising rates would lead to lower net interest revenue; falling interest rates would lead to net interest revenue which is higher than it would otherwise have been.

o Pace of pension reform. State Street expects to benefit from worldwide pension reform that creates additional pools of assets that use custody and related services of investment management services. The pace of pension reform will affect the pace of revenue growth.

o Pricing/competition. Future prices State Street is able to obtain for its products may increase or decrease from current levels depending upon demand for its products and its competitors' activities. State Street, or its competitors, could introduce new products into the marketplace.

o Pace of new business. The pace at which existing and new customers use additional services will affect future revenue.

o Business mix. Changes in business mix, including the mix of U.S. and non-U.S. business, will affect earnings growth rates.

o Rate of technological change. Technological change creates opportunities for product differentiation and reduced costs as well as the possibility of increased expenses.

Based on its evaluation of these factors, management is currently optimistic about State Street's long-term prospects.

Conclusion

The first quarter of 1997 was another excellent, record-breaking quarter. The strong momentum developed in 1996 was evident not only in the first quarter's financial results, but also in State Street's successful sales efforts. In the quarter, the market confirmed that State Street is on the right track, as both existing and new customers awarded State Street with a record amount of new business. Continued new business success helps extend State Street's momentum through the years ahead.

Very strong financial performance in the first quarter continued the substantial earnings and sales momentum achieved in 1996. These achievements-outstanding financial performance and continued effective marketing of a wide array of products-resulted from the successful execution of State Street's strategic plan, which focuses on serving institutional investors worldwide.

While management is optimistic about 1997, the 25% earnings per share growth rate in the first quarter is substantially above State Street's average of 15% per year for the last 10 years. State Street's primary objective continues to be long-term earnings per share growth for stockholders.

PART II  -  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Information concerning legal proceedings appears in Note I to the Consolidated Financial Statements on Pages 8 and 9 of this report, and such information is incorporated herein by reference.


ITEM 2.  CHANGES IN SECURITIES

On February 20, 1997, the Board of Directors of State Street voted a two-for-one stock split in the form of a 100 percent stock dividend to stockholders of record on April 30, 1997 distributable on May 28, 1997. This stock dividend and an increase in the authorized shares to 250 million was approved by the stockholders at the annual meeting on April 16, 1997.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

None


ITEM 5.  OTHER INFORMATION

None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit Index

Exhibit Number                                             Page of this Report

    11                Statement re:   computation of per share earnings    21
    12                Ratio of Earnings to Fixed Charges                   22
    15                Letter re:  unaudited interim financial information  23
    27                Financial data schedule                              24

(b)  Reports on Form 8-K

A current report on Form 8-K dated February 27, 1997 was filed by the Registrant with the Securities and Exchange Commission which reported that on December 20, 1996, the Registrant completed the sale of $200 million of 7.94% Capital Securities, Series A (the "Capital Securities") issued by State Street Institutional Capital A (the "Trust"), a newly created subsidiary business trust of the Registrant. The Capital Securities are fully guaranteed by the Registrant. In connection with the sale of the Capital Securities, the Registrant issued and sold to the Trust $206 million of its 7.94% Junior Subordinated Deferrable Interest Debentures, Series A (the "Debentures").

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                            STATE STREET CORPORATION








Date:  May 12, 1997       By:        /s/  RONALD L. O'KELLEY
                          ----------------------------------------------------
                                          Ronald L. O'Kelley
                          Executive Vice President and Chief Financial Officer




Date: May 12, 1997        By:          /s/  REX S. SCHUETTE
                          ----------------------------------------------------
                                            Rex S. Schuette
                                 Senior Vice President and Comptroller