Form 10-Q
period 1997-06-30
STATE STREET CORP
filed 1997-08-14
CIK 93751

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997
[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        FOR THE TRANSITION PERIOD FROM          TO

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


        The number of shares of the Registrant's Common Stock outstanding on July 31, 1997 was 160,587,480.

================================================================================

                            STATE STREET CORPORATION

                                Table of Contents
                                                                        Page
PART I.  FINANCIAL INFORMATION                                       .........
------------------------------

Item 1.        Financial Statements

Consolidated Statements of Income...................................   1 - 2
Consolidated Statement of Condition.................................     3
Consolidated Statement of Cash Flows................................     4
Consolidated Statement of Changes in Stockholders' Equity...........     5
Notes to Consolidated Financial Statements..........................   6 - 12
Independent Accountants' Review Report..............................     13

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations..............  14 - 20

PART II.   OTHER INFORMATION

Item 4.        Submission of Matters to a Vote of Security Holders..   21-22
Item 5.        Other Information....................................     22
Item 6.        Exhibits and Reports on Form 8-K.....................     22

Signatures..........................................................     23

Exhibits ...........................................................  24 - 43

PART I.   ITEM 1.
FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF INCOME -  STATE STREET CORPORATION  (UNAUDITED)

------------------------------------------------------------------------------------------------------------------
(Dollars in millions, except per share data)   Three months ended June 30,                    1997        1996
------------------------------------------------------------------------------------------------------------------
FEE REVENUE
Fiduciary compensation.................................................................     $     308   $     256
Foreign exchange trading...............................................................            50          30
Servicing and processing ..............................................................            39          29
Other                                                                                               7           8
                                                                                            ---------   ---------
      Total fee revenue................................................................           404         323

NET INTEREST REVENUE
Interest revenue.......................................................................           425         342
Interest expense.......................................................................           271         208
                                                                                            ---------   ---------
      Net interest revenue.............................................................           154         134
Provision for loan losses..............................................................             3           2
                                                                                            ---------   ---------
      Net interest revenue after provision for loan losses.............................           151         132
                                                                                            ---------   ---------
      TOTAL REVENUE....................................................................           555         455

OPERATING EXPENSES
Salaries and employee benefits.........................................................           235         189
Transaction processing services........................................................            46          42
Equipment..............................................................................            38          35
Occupancy..............................................................................            29          25
Other                                                                                              71          54
                                                                                            ---------   ---------
      Total operating expenses.........................................................           419         345
                                                                                            ---------   ---------
      Income before income taxes.......................................................           136         110
Income taxes...........................................................................            44          39
                                                                                            ---------   ---------
      NET INCOME.......................................................................     $      92   $      71
                                                                                            =========   =========

EARNINGS PER SHARE
      Primary..........................................................................     $     .57   $     .44
      Fully diluted....................................................................           .56         .44

AVERAGE SHARES OUTSTANDING (in thousands)
      Primary..........................................................................       162,291    163,118
      Fully diluted....................................................................       163,452    164,251

CASH DIVIDENDS DECLARED PER SHARE......................................................     $     .11   $   .095

------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

-------------------------------------------------------------------------------
PART I.  ITEM 1.
-------------------------------------------------------------------------------
FINANCIAL STATEMENTS (CONTINUED)

CONSOLIDATED STATEMENT OF INCOME -  STATE STREET CORPORATION  (UNAUDITED)

------------------------------------------------------------------------------------------------------------------
(Dollars in millions, except per share data)   Six months ended June 30,                      1997        1996
------------------------------------------------------------------------------------------------------------------
FEE REVENUE
Fiduciary compensation.................................................................     $    594    $     490
Foreign exchange trading...............................................................           96           63
Servicing and processing ..............................................................           79           57
Other                                                                                              9           20
                                                                                            --------    ---------
      Total fee revenue................................................................          778          630

NET INTEREST REVENUE
Interest revenue.......................................................................          823          688
Interest expense.......................................................................          519          423
                                                                                            --------    ---------
      Net interest revenue.............................................................          304          265
Provision for loan losses..............................................................            6            4
                                                                                            --------    ---------
      Net interest revenue after provision for loan losses.............................          298          261
                                                                                            --------    ---------
      TOTAL REVENUE....................................................................        1,076          891

OPERATING EXPENSES
Salaries and employee benefits.........................................................          454          370
Transaction processing services........................................................           90           79
Equipment..............................................................................           77           67
Occupancy..............................................................................           57           50
Other                                                                                            132          107
                                                                                            --------    ---------
      Total operating expenses.........................................................          810          673
                                                                                            --------    ---------
      Income before income taxes.......................................................          266          218
Income taxes...........................................................................           88           77
                                                                                            --------    ---------
      NET INCOME.......................................................................     $    178    $     141
                                                                                            ========    =========

EARNINGS PER SHARE
      Primary..........................................................................     $   1.10    $     .86
      Fully diluted....................................................................         1.09          .86

AVERAGE SHARES OUTSTANDING (in thousands)
      Primary..........................................................................     162,693       163,823
      Fully diluted....................................................................     163,838       165,037

CASH DIVIDENDS DECLARED PER SHARE......................................................     $    .21    $    .185

------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CONDITION  - STATE STREET CORPORATION

--------------------------------------------------------------------------------------------------------------------------
                                                                                        (UNAUDITED)
                                                                                          JUNE 30,         December 31,
(Dollars in millions)                                                                       1997               1996
--------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks............................................................       $  1,989            $  1,623

Interest-bearing deposits with banks...............................................          8,776               7,565
Securities purchased under resale agreements and securities borrowed...............          3,555               4,613
Federal funds sold.................................................................          3,047               1,155
Trading account assets.............................................................            126                 255
Investment securities (principally available for sale) ............................         10,594               9,387
Loans (less allowance of $74 and $73)..............................................          5,453               4,640
Premises and equipment.............................................................            465                 468
Customers' acceptance liability....................................................             99                  35
Accrued income receivable..........................................................            490                 442
Other assets.......................................................................          2,092               1,341
                                                                                          --------            --------
      TOTAL ASSETS.................................................................       $ 36,686            $ 31,524
                                                                                          ========            ========

LIABILITIES
Deposits:
Noninterest-bearing................................................................       $  9,036            $  6,395
Interest-bearing:
   Domestic........................................................................          2,148               2,071
   Non-U.S.........................................................................         13,674              11,053
                                                                                          --------            --------
      Total deposits...............................................................         24,858              19,519

Securities sold under repurchase agreements........................................          6,625               7,387
Federal funds purchased ...........................................................            152                 117
Other short-term borrowings........................................................            514                 649
Notes payable......................................................................             87                  86
Acceptances outstanding............................................................            100                  35
Accrued taxes and other expenses...................................................            730                 657
Other liabilities..................................................................          1,013                 823
Long-term debt.....................................................................            775                 476
                                                                                          --------            --------
      TOTAL LIABILITIES............................................................         34,854              29,749

STOCKHOLDERS' EQUITY
Preferred stock, no par: authorized 3,500,000; issued none.........................              -                   -
Common stock, $1 par: authorized 250,000,000;
      issued 167,424,000 and 83,615,000............................................            167                  84
Surplus............................................................................            102                 105
Retained earnings..................................................................          1,751               1,694
Net unrealized gain on available-for-sale securities...............................             10                  12
Treasury stock, at cost (6,850,000 and 2,461,000 shares)...........................           (198)               (120)
                                                                                          --------            --------
      TOTAL STOCKHOLDERS' EQUITY...................................................          1,832               1,775
                                                                                          --------            --------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...................................       $ 36,686            $ 31,524
                                                                                          ========            ========

-----------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS - STATE STREET CORPORATION  (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------
(Dollars in millions)    Six months ended June 30,                                                1997          1996
------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net Income ................................................................................     $    178      $    141
Noncash charges for depreciation, amortization, provision for loan losses and
  deferred income taxes ...................................................................          140           135
                                                                                                --------      --------
      Net income adjusted for noncash charges..............................................          318           276

Adjustments to reconcile to net cash (used) provided by operating activities:
      Securities gains, net................................................................            -            (3)
      Net change in:
           Trading account assets..........................................................          129           248
           Other, net......................................................................         (606)         (199)
                                                                                                --------      --------
                NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES...........................         (159)          322
                                                                                                --------      --------

INVESTING ACTIVITIES Payments for purchases of:
      Available-for-sale securities........................................................       (2,706)       (4,032)
      Held-to-maturity securities..........................................................         (441)         (545)
      Lease financing assets...............................................................       (1,093)         (378)
      Premises and equipment...............................................................          (56)          (46)
Proceeds from:
      Maturities of available-for-sale securities..........................................        1,335         1,720
      Maturities of held-to-maturity securities............................................          424           529
      Sales of available-for-sale securities...............................................          173           192
      Principal collected from lease financing.............................................           39            42
Net (payments for) proceeds from:
      Interest-bearing deposits with banks.................................................       (1,211)       (1,784)
      Federal funds sold, resale agreements and securities borrowed........................         (834)        1,509
      Loans................................................................................         (548)         (174)
                                                                                                --------      --------
                NET CASH USED BY INVESTING ACTIVITIES......................................       (4,918)       (2,967)
                                                                                                --------      --------

FINANCING ACTIVITIES
Proceeds from issuance of:
      Long-term debt.......................................................................          300           150
      Nonrecourse debt for lease financing.................................................          878           281
      Notes payable........................................................................            1           177
      Treasury stock.......................................................................            3             6
Payments for:
      Maturity of notes payable............................................................            -          (188)
      Nonrecourse debt for lease financing.................................................          (92)          (49)
      Long-term debt.......................................................................           (1)           (1)
      Cash dividends.......................................................................          (34)          (30)
      Purchase of common stock.............................................................          (89)         (102)
Net proceeds from (payments for):
      Deposits.............................................................................        5,339         2,700
      Short-term borrowings................................................................         (862)          116
                                                                                                --------      --------
                NET CASH PROVIDED BY FINANCING ACTIVITIES..................................        5,443         3,060
                                                                                                --------      --------
                NET INCREASE...............................................................          366           415
Cash and due from banks at beginning of period.............................................        1,623         1,422
                                                                                                --------      --------
                CASH AND DUE FROM BANKS AT END OF PERIOD...................................     $  1,989      $  1,837
                                                                                                ========      ========
SUPPLEMENTAL DISCLOSURE
      Interest paid........................................................................     $    587      $    413
      Income taxes paid....................................................................           45            56

------------------------------------------------------------------------------------------------------------------------

The accompanying notes are in integral part of these financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - STATE STREET CORPORATION  (UNAUDITED)

-------------------------------------------------------------------------------------------------------------------------
(Dollars in millions, except per share data)    Six months ended June 30,                          1997          1996
-------------------------------------------------------------------------------------------------------------------------
COMMON STOCK
Balance at beginning of period..............................................................     $     84       $    83
Stock dividend, two-for-one split...........................................................           83             -
                                                                                                 --------       -------
      Balance at end of period..............................................................          167            83
                                                                                                 --------       -------

SURPLUS
Balance at beginning of period..............................................................          105            40
Treasury stock issued.......................................................................           (3)           (3)
                                                                                                 --------       -------
      Balance at end of period..............................................................          102            37
                                                                                                 --------       -------

RETAINED EARNINGS
Balance at beginning of period..............................................................        1,694         1,465
Net Income..................................................................................          178           141
Stock dividend, two-for-one split...........................................................          (83)            -
Cash dividends declared ($.21 and $.185 per share)..........................................          (34)          (30)
Currency translation........................................................................           (4)           (2)
                                                                                                 --------       -------
      Balance at end of period..............................................................        1,751         1,574
                                                                                                 --------       -------

NET UNREALIZED GAIN (LOSS) ON AVAILABLE-FOR-SALE SECURITIES
Balance at beginning of period..............................................................           12            13
Changes in unrealized gain (loss)...........................................................           (2)          (29)
                                                                                                 --------       -------
      Balance at end of period..............................................................           10           (16)
                                                                                                 --------       -------

TREASURY STOCK, AT COST
Balance at beginning of period..............................................................         (120)          (13)
Common stock acquired (2,359,200  and 4,367,800 shares).....................................          (89)         (102)
Treasury stock issued (430,262 and 629,478 shares)..........................................           11            13
                                                                                                 --------       -------
      Balance at end of period..............................................................         (198)         (102)
                                                                                                 --------       -------

      TOTAL STOCKHOLDERS' EQUITY............................................................      $ 1,832       $ 1,576
                                                                                                  =======       =======

-------------------------------------------------------------------------------------------------------------------------

The accompanying notes are in integral part of these financial statements.

-------------------------------------------------------------------------------
PART I.  ITEM 1.
-------------------------------------------------------------------------------
FINANCIAL STATEMENTS (CONTINUED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -
  STATE STREET CORPORATION (UNAUDITED)

Note A - Basis of Presentation

State Street Corporation ("State Street,"), formerly State Street Boston Corporation, is a financial services corporation and provides banking, trust, investment management, global custody, administration and securities processing services to both U.S. and non-U.S. customers. State Street reports three lines of business: Financial Asset Services, Investment Management, and Commercial Lending. Financial Asset Services provides global custody, accounting, administration, foreign exchange, treasury, cash management, transaction settlement and clearing, securities lending, and other services for investors with large pools of investment assets worldwide such as mutual funds and pension plans; and corporate trusteeship. Investment Management is comprised of the business components that manage financial assets worldwide, for both institutional and individuals, and provides related participant recordkeeping for defined contribution plans. Commercial Lending activities include loans, credit facilities and other banking services for regional middle-market companies, for nationwide companies in selected industries and for broker/dealers. Other credit facilities include asset-based finance, leasing and international trade finance.

The consolidated financial statements include the accounts of State Street and its subsidiary, State Street Bank and Trust Company ("State Street Bank," "the Bank"). The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. All significant intercompany balances and transactions have been eliminated upon consolidation. The results of operations of businesses purchased are included from the date of acquisition. Investments in 50%-owned affiliates are accounted for by the equity method. Certain previously reported amounts have been reclassified to conform to the current method of presentation. For the Consolidated Statement of Cash Flows, State Street has defined cash equivalents as those amounts included in the Statement of Condition caption, "Cash and due from banks." For the six months ended June 30, 1997 and 1996, long-term debt converted into common stock was $35,000 and $30,000, respectively.

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

In February 1997, SFAS No. 128, "Earnings per Share" was issued and is required to be adopted as of December 31, 1997. This statement requires a change in the method currently used to compute earnings per share and requires a restatement of all prior period earnings per share amounts. Under SFAS No. 128, primary earnings per share is replaced by basic earnings per share. Basic earnings per share excludes the dilutive effect of stock options from the calculation. Computing earnings per share in accordance with the provisions of this statement for the three months ended June 30, 1997 and 1996 would have resulted in basic earnings per share of $.57 and $.44, respectively, and diluted earnings per share of $.56 and $.44, respectively. Computing earnings per share in accordance with the provisions of this statement for the six months ended June 30, 1997 and 1996 would have resulted in basic earnings per share of $1.11 and $.87, respectively, and diluted earnings per share of $1.09 and $.86, respectively.

In February 1997, SFAS No. 129, "Disclosure of Information about Capital Structure" was issued, which will be effective for 1997 financial statements. State Street's current disclosures comply with the provisions of this statement.

In June 1997, SFAS No. 130, "Reporting Comprehensive Income" was issued. This statement establishes standards for reporting comprehensive income and its components and requires this disclosure be added as a new section in a financial statement. This statement is effective for fiscal years beginning after December 31, 1997. State Street will adopt SFAS No. 130 for the year beginning January 1, 1998.

In June 1997, SFAS. No. 131, "Disclosures about Segments of an Enterprise and Related Information" was issued. This statement establishes standards for reporting information about operating segments in annual and interim financial statements. This statement is effective for annual periods beginning after December 15, 1997, and for interim periods beginning after December 15, 1998. State Street will adopt SFAS No. 131 for the year ending December 31, 1998, and for interim periods beginning January 1, 1999.

In the opinion of management, all adjustments consisting of normal recurring accruals which are necessary for a fair presentation of the financial position of State Street and subsidiaries at June 30, 1997 and December 31, 1996, and its cash flows and consolidated results of its operations for the three months and six months ended June 30, 1997 and 1996, have been made. These statements should be read in conjunction with the financial statements, notes and other information included in State Street's latest annual report on Form 10-K.

Note B  -  Investment Securities

Available-for-sale securities are recorded at fair value and held-to-maturity securities are recorded at amortized cost on the Consolidated Statement of Condition. Investment securities consisted of the following as of the dates indicated:

-------------------------------------------------------------------------------------------------------------------------------
                                                              JUNE 30, 1997                          December 31, 1996
                                                   AMORTIZED     UNREALIZED     FAIR        Amortized    Unrealized      Fair
(Dollars in millions)                                COST      GAINS   LOSSES   VALUE         Cost     Gains    Losses   Value
----------------------------------------------------------------------------------------    -----------------------------------
Available for sale (at fair value):
    U.S. Treasury and Federal agencies............  $ 5,261      $ 15  $  8     $ 5,268      $ 4,630    $ 18  $   5      $ 4,643
    State and political subdivisions..............    1,687        10     5       1,692        1,557      10      8        1,559
    Asset-backed securities.......................    1,505         2     1       1,506        1,198       3      1        1,200
    Collateralized mortgage obligations...........      583         1     8         576          638       1      8          631
    Other investments.............................      663        12     -         675          485      12      2          495
                                                    -------      ----  ----     -------      -------    ----  -----      -------
Total.............................................  $ 9,699      $ 40  $ 22     $ 9,717      $ 8,508    $ 44   $ 24      $ 8,528
                                                    =======      ====  ====     =======      =======    ====   ====      =======

Held to maturity (at amortized cost):
    U.S. Treasury and Federal agencies............  $   877      $  1  $  1     $   877      $   859   $   2  $   2      $   859
                                                    =======      ====  ====     =======      =======    ====   ====      =======
---------------------------------------------------------------------------------------------------------------------------------

During the six months ended June 30, 1997, there were less than $1 million of gains and losses realized on sales of available-for-sale securities of $173 million. During the six months ended June 30, 1996, gains of $6 million and losses of $3 million were realized on sales of available-for-sale securities of $192 million.

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

Changes in the allowance for loan losses were as follows:

-------------------------------------------------------------------------------
                                       Three Months Ended    Six Months Ended
                                             June 30,             June 30,
(Dollars in millions)                    1997      1996       1997     1996
-------------------------------------------------------------------------------
Balance at beginning of period.......     $ 70      $ 66     $ 73     $ 63
Provision for loan losses............        3         2        6        4
Loan charge-offs.....................        -        (3)      (6)      (3)
Recoveries...........................        1         5        1        6
                                          ----      ----     ----     ----
      Balance at end of period.......     $ 74      $ 70     $ 74     $ 70
                                          ====      ====     ====     ====
-------------------------------------------------------------------------------

Note D - Long-Term Debt

On March 11, 1997, State Street completed the sale of $300 million of 8.035% Capital Securities, Series A (the "Capital Securities"), due 2027, issued by State Street Institutional Capital B (the "Trust"), a newly created subsidiary business trust of State Street. The Capital Securities are guaranteed by State Street. In connection with the sale of the Capital Securities, State Street issued and sold to the Trust $309 million of its 8.035% Junior Subordinated Deferrable Interest Debentures, Series B. At June 30, 1997, a total of $500 million of capital securities is included in long-term debt.

Note E - Stockholders' Equity

The authorized number of common shares increased from 112 million at December 31, 1996 to 250 million at June 30, 1997. On May 28, 1997, State Street distributed a two-for-one stock split in the form of a 100% stock dividend to shareholders of record on April 30, 1997. The par value of these additional shares was capitalized by a transfer from retained earnings to common stock. Earnings per share data have been restated for the stock split.

Note F - Regulatory Matters

The regulatory capital amounts and ratios were the following at June 30, 1997 and December 31, 1996:

-----------------------------------------------------------------------------------------------------------------------------------
                                              Regulatory Guidelines
                                          ------------------------------       State Street                   State Street Bank
                                                            Well        ---------------------------      --------------------------
(Dollars in millions)                       Minimum     Capitalized          1997          1996             1997           1996
-----------------------------------------------------------------------------------------------------------------------------------
Risk-based ratios:
    Tier 1 capital...................              4%            6%           13.0%         13.4%            11.0%          12.1%
    Total capital....................              8            10            13.1          13.6             11.3           11.9
Leverage ratio.......................              3             5             6.2           5.9              5.3            5.3

Tier 1 capital.......................                                     $  2,098      $  1,818         $  1,772       $  1,632
Total capital........................                                        2,117         1,847            1,817          1,611

Risk-based assets:
    On-balance sheet.................                                     $ 12,799      $ 10,311         $ 12,654       $ 10,234
    Off-balance sheet................                                        3,387         3,249            3,387          3,249
                                                                          --------      --------         --------       --------
        Total risk-based assets......                                     $ 16,186      $ 13,560         $ 16,041       $ 13,483
                                                                          ========      ========         ========       ========

-----------------------------------------------------------------------------------------------------------------------------------

The regulatory designation of "well capitalized" under the prompt corrective action regulations is not applicable to bank holding companies (State Street). Regulation Y defines "well capitalized" for bank holding companies (State Street) for the purpose of determining eligibility for a streamlined review process for acquisition proposals. For such proposals, "well capitalized" requires only a minimum tier 1 risk-based capital ratio of 6% and a minimum total risk-based capital ratio of 10%.

Note G - Net Interest Revenue

Net interest revenue consisted of the following:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                    Three Months Ended           Six Months Ended
                                                                                         June 30,                    June 30,
(Dollars in millions)                                                               1997         1996            1997        1996
------------------------------------------------------------------------------------------------------------------------------------
INTEREST REVENUE
Deposits with banks ....................................................................       $ 94       $ 84       $184      $172
Investment securities:
   U.S Treasury  and Federal agencies ..................................................         92         63        178       111
   State and political subdivisions (exempt from Federal tax) ..........................         20         18         38        32
   Other investments ...................................................................         41         31         77        58
Loans ..................................................................................         82         68        158       133
Securities purchased under resale agreements, securities borrowed
   and Federal funds sold ..............................................................         94         74        183       174
Trading account assets .................................................................          2          4          5         8
                                                                                               ----       ----       ----      ----
      Total interest revenue ...........................................................        425        342        823       688
                                                                                               ----       ----       ----      ----

INTEREST EXPENSE
Deposits ...............................................................................        119        104        228       215
Other borrowings .......................................................................        137        102        266       203
Long-term debt .........................................................................         15          2         25         5
                                                                                               ----       ----       ----      ----
      Total interest expense ...........................................................        271        208        519       423
                                                                                               ----       ----       ----      ----

      Net interest revenue .............................................................       $154       $134       $304      $265
                                                                                               ====       ====       ====      ====
------------------------------------------------------------------------------------------------------------------------------------

Note H - Operating Expenses - Other

The other category of operating expenses consisted of the following:

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                     Three Months Ended           Six Months Ended
                                                                                          June 30,                    June 30,
(Dollars in millions)                                                                 1997        1996            1997        1996
-----------------------------------------------------------------------------------------------------------------------------------
Professional services ..................................................................       $ 21       $ 15       $ 37      $ 27
Advertising and sales promotion ........................................................         13          9         24        18
Postage, forms and supplies ............................................................          7          6         13        13
Telecommunications .....................................................................          7          6         13        12
Other ..................................................................................         23         18         45        37
                                                                                               ----       ----       ----      ----
      Total operating expenses - other .................................................       $ 71       $ 54       $132      $107
                                                                                               ====       ====       ====      ====
-----------------------------------------------------------------------------------------------------------------------------------

Note I - Income Taxes

The provision for income taxes included in the Consolidated Statement of Income is comprised of the following:

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                     Three Months Ended           Six Months Ended
                                                                                          June 30,                    June 30,
(Dollars in millions)                                                                 1997        1996            1997        1996
-----------------------------------------------------------------------------------------------------------------------------------
Current ................................................................................       $ 12       $ 11       $ 24      $ 22
Deferred ...............................................................................         32         28         64        55
                                                                                               ====       ====       ====      ====
      Total provision ..................................................................       $ 44       $ 39       $ 88      $ 77
                                                                                               ====       ====       ====      ====
-----------------------------------------------------------------------------------------------------------------------------------

Taxes were $44 million and $88 million for the three months and six months ended June 30, 1997, respectively, up from $39 million and $77 million, respectively, a year ago. The effective tax rates for the three months and six months ended June 30, 1997, were 32.5% and 33.0%, respectively, down from 35.3% in the three months and six months ended June 30, 1996.

Note J  -  Commitments and Contingent Liabilities

State Street provides banking, trust, investment management, global custody, accounting, administration and securities processing services to both U.S. and non-U.S customers. Assets under custody and assets under management, held or managed by State Street in a fiduciary or custodial capacity, are not included in the Consolidated Statement of Condition because such items are not assets of State Street. Management conducts regular reviews of its responsibilities of these services and considers the results in preparing its financial statements. In the opinion of management, there are no contingent liabilities at June 30, 1997 that would have a material adverse effect on State Street's financial position or results of operations.

State Street is subject to pending and threatened legal actions that arise in the normal course of business. In the opinion of management, after discussion with counsel, these can be successfully defended or resolved without a material adverse effect on State Street's financial position or results of operations.

Note K - Off-Balance Sheet Financial Instruments, Including Derivatives

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

The following table summarizes the contractual or notional amounts of significant derivative financial instruments held or issued by State Street as of:

------------------------------------------------------------------------------
                                                 JUNE 30,       December 31,
(Dollars in millions)                              1997             1996
------------------------------------------------------------------------------
Trading:
Interest rate contracts:
      Swap agreements......................      $   1,070         $    880
      Options and caps purchased...........             45               25
      Options and caps written.............            142              116
      Futures - short position.............          1,225            1,252
      Options on futures purchased.........             20              430
      Options on futures written...........             14               28
Foreign exchange contracts:
      Forward, swap and spot...............         96,059           62,109
      Options purchased....................            183              206
      Options written......................              6               60
      Options on futures purchased.........            287              330

Balance Sheet Management :
      Interest rate contracts:
           Swap agreements.................            470              296
           Options and caps purchased......             50               50
      Foreign exchange contracts:
           Forward, swap and spot..........             85               65
-----------------------------------------------------------------------------

The following table represents the fair value of financial instruments held or issued for trading purposes as of:

---------------------------------------------------------------------------------------------------------------------------------
                                                                                  JUNE 30, 1997            December 31, 1996
                                                                              -----------------------   -------------------------
                                                                                          AVERAGE                      Average
                                                                                FAIR       FAIR             Fair         Fair
(Dollars in millions)                                                           VALUE      VALUE            Value       Value
---------------------------------------------------------------------------------------------------------------------------------
Foreign exchange contracts:
      Contracts in a receivable position .................................       $791       $892            $620      $615
      Contracts in a payable position ....................................        756        875             634       617

Other financial instrument contracts:
      Contracts in a receivable position .................................          7          7               6         6
      Contracts in a payable position ....................................          4          4               4         4

---------------------------------------------------------------------------------------------------------------------------------

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

Credit-related financial instruments include commitments to extend credit, standby letters of credit, letters of credit and indemnified securities lent. The maximum credit risk associated with credit-related financial instruments is measured by the contractual amounts of these instruments. The following is a summary of the contractual amount of State Street's credit-related, off-balance sheet financial instruments as of:

---------------------------------------------------------------------------
                                              JUNE 30,      December 31,
(Dollars in millions)                          1997             1996
---------------------------------------------------------------------------
Indemnified securities on loan...........     $ 57,464         $ 41,518
Loan commitments.........................        6,002            4,974
Standby letters of credit................        1,660            1,777
Letters of credit........................          255              160
---------------------------------------------------------------------------

On behalf of its customers, State Street lends their securities to creditworthy brokers and other institutions. In certain circumstances, State Street may indemnify its customers for the fair market value of those securities against a failure of the borrower to return such securities. State Street requires the borrowers to provide collateral in an amount equal to or in excess of the fair market value of the securities borrowed. The borrowed securities are revalued daily to determine if the additional collateral is necessary. State Street held as collateral, cash and U.S. Government securities totaling $59.8 billion and $42.8 billion for indemnified securities on loan at June 30, 1997 and December 31, 1996, respectively.

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

                     Independent Accountants' Review Report

The Stockholders and Board of Directors
State Street Corporation

We have reviewed the accompanying consolidated statement of condition of State Street Corporation as of June 30, 1997, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 1997 and 1996, and the statements of cash flows and changes in stockholders' equity for the six-month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of State Street's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of condition of State Street Corporation as of December 31, 1996 (presented herein), and the related consolidated statements of income, cash flows and changes in stockholders' equity for the year then ended (not presented herein), and in our report dated January 14, 1997, we expressed an unqualified opinion on those consolidated financial statements.

                                                               ERNST & YOUNG LLP

Boston, Massachusetts
July 14, 1997

------------------------------------------------------------------------------
PART I.  ITEM 2
------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
  OF OPERATIONS

Summary

Earnings per share were $.56 on a fully diluted basis, an increase of 27% from $.44 in the second quarter of 1996. Revenue grew 22%, from $466 million to $568 million. Net income was $92 million, up from $71 million a year ago. Return on stockholders' equity was 20.7%.

Condensed Income Statement - Taxable Equivalent Basis

---------------------------------------------------------------------------------------------------------------------------------
                                                        Three Months Ended June 30,                  Six Months Ended June 30,
(Dollars in millions, except per share data)   1997       1996      Change         %         1997       1996     Change        %
---------------------------------------------------------------------------------------------------------------------------------
Fee revenue:
   Fiduciary compensation ..............     $  308     $  256     $   52          21      $  594     $  490     $  104        21
   Foreign exchange trading ............         50         30         20          66          96         63         33        51
   Servicing and processing ............         39         29         10          38          79         57         22        39
   Other ...............................          7          8         (1)        (27)          9         20        (11)      (52)
                                             ------     ------     ------      ------      ------     ------     ------    ------
      Total fee revenue ................        404        323         81          25         778        630        148        24
Net interest revenue ...................        167        145         22          15         327        284         43        15
Provision for loan losses ..............          3          2          1          50           6          4          2        50
                                             ------     ------     ------      ------      ------     ------     ------    ------
      Total revenue ....................        568        466        102          22       1,099        910        189        21

Operating expenses .....................        419        345         74          21         810        673        137        20
                                             ------     ------     ------      ------      ------     ------     ------    ------
      Income before taxes ..............        149        121         28          24         289        237         52        22
Income taxes ...........................         44         39          5          14          88         77         11        14
Taxable equivalent adjustment ..........         13         11          2          23          23         19          4        23
                                             ------     ------     ------      ------      ------     ------     ------    ------
      Net income .......................     $   92     $   71     $   21          29      $  178     $  141     $   37        26
                                             ======     ======     ======      ======      ======     ======     ======    ======

Earnings Per Share
      Primary ..........................     $  .57     $  .44     $  .13          30      $ 1.10     $  .86     $  .24        28
      Fully diluted ....................        .56        .44        .12          27        1.09        .86        .23        27

(Percentage change based on dollars in thousands, except per share data)

------------------------------------------------------------------------------

Total Revenue

Total revenue for the quarter was $568 million, up $102 million, or 22%, from a year ago, reflecting growth in all lines of business. Revenue benefited particularly from the continuing growth of cross-border investing, which had the effect of increasing fiduciary compensation, foreign exchange trading revenue and net interest revenue. Non-U.S. assets under custody for U.S. customers increased 32%. International assets managed for U.S. customers increased 38%. The number of foreign exchange transactions executed for customers increased 40%. Non-U.S. deposits increased 9%.

Year-to-date, total revenue was $1.1 billion, up $189 million, or 21%, from 1996, due to growth in both fee revenue and net interest revenue.

Fee Revenue

Fee revenue, which comprised 71% of total revenue, was $404 million, up 25% from a year ago.

The largest component of fee revenue is fiduciary compensation, which is derived from accounting, custody, recordkeeping, information, investment management and trustee services. Fiduciary compensation was $308 million, up $52 million, or 21%, from a year ago due to broad-based growth driven by expanded and new customer relationships, against a backdrop of increasing cross-border investments and favorable securities markets.

In financial asset services, total assets under custody increased 32% to $3.5 trillion. Revenue from mutual funds reflected asset growth, particularly in non-U.S. assets; new business; and growth in revenue from services for offshore funds and fund administration. Total mutual fund assets under custody increased 24%, with the non-U.S. asset component up 35%. The number of offshore funds State Street services was up 36% from a year ago and offshore fund assets were up 66%. The number of funds for which State Street provided administration was up 17%, and the assets under administration have more than doubled.

Revenue from servicing U.S. pension plans increased due to new business and growth in existing customer relationships, and included increased revenue from securities lending and portfolio accounting. For the corporation as a whole, securities lending revenue growth was driven primarily by a 33% increase in securities on loan, and secondarily by improved interest rate spreads. Securities lending has grown steadily and now accounts for about 5% of total revenue.

Outside the United States, revenue growth was driven by new business. Changes in the regulatory environment and industry practices are increasing the demand for State Street's services. Assets under custody for non-U.S. customers increased 35% from a year ago.

Revenue from investment management services, delivered through State Street Global Advisors, was up substantially. Revenue growth occurred across the product line - investment management for institutional investors, including non-U.S. equity, fixed income, and U.S. equity strategies; recordkeeping and investment services for defined contribution plans; and investment services for high net worth individuals. Total assets managed increased 32% to $357 billion. Slightly over 50% of this growth came from existing customers' additional contributions and new customers, with slightly less than 50% from increased market values.

Foreign exchange trading revenue was $50 million, up $20 million, or 66%, from a year ago as State Street continued to attract additional customers for foreign exchange services, both by establishing new relationships and by expanding existing ones. Additionally, the current year's growth rate of 66% reflects relatively weak revenue in 1996. Assets managed by many of these investors increased, portfolio rebalancing resulted in more transactions, and greater volatility in currency markets increased forward hedging activity and market opportunities.

Growth of $10 million in servicing and processing fee revenue to $39 million reflected, in part, the acquisition of Princeton Financial Systems in the fourth quarter of 1996.

Other fee revenue this quarter included a number of non-recurring items. These netted to revenue similar to that of a year ago. Last year's second quarter included securities gains of $3 million. This year there were one time fees from a real estate transaction and a gain on the sale of a non-strategic mortgage servicing business. These were offset by currency translation losses on foreign notes and a write-down of real estate previously acquired for expansion, which will occur elsewhere.

For the six months ended June 30, 1997, fee revenue was $778 million, up $148 million, or 24%, over the same period in 1996. The growth was primarily attributable to fiduciary compensation, which increased $104 million. Revenue from foreign exchange trading increased $33 million, for the reasons noted above, and revenue from servicing and processing increased $22 million, largely due to the acquisition of Princeton Financial Systems.

Net Interest Revenue

Taxable equivalent net interest revenue for the second quarter was $167 million, up $22 million, or 15%, from a year ago due primarily to a $4.3 billion, or 16%, increase in average interest-earning assets. State Street uses its balance sheet capacity primarily to support the needs of institutional investors. In the second quarter these customers, in conjunction with their worldwide investment activities, made increased use of securities sold under repurchase agreements and deposits, which were invested in low-risk assets.

--------------------------------------------------------------------------------------------------------------------------------
                                                                                 Three Months Ended June 30,
                                                                        1997                                    1996
                                                              --------------------------               -------------------------
                                                                AVERAGE                                Average
(Dollars in millions)                                           BALANCE           RATE                 Balance            Rate
--------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets................................          $ 30,331           5.79%                $ 26,043          5.45%
Interest-bearing liabilities...........................            25,525           4.26                   21,692          3.86
                                                                                  ------                                 ------
Excess of rates earned over rates paid.................                             1.53%                                  1.59%
                                                                                  ======                                 ======
Net Interest Margin....................................                             2.21%                                  2.24%
                                                                                  ======                                 ======

For the six months ended June 30, 1997, taxable equivalent net interest revenue was $327 million, up $43 million, or 15%, from the same period in 1996 due to a $4.2 billion, or 16%, increase in average interest-earning assets. The growth in average interest-earning assets was driven primarily by a $2.3 billion increase in securities sold under repurchase agreements and a $1.0 billion increase in non-U.S. deposits.

Operating Expenses

Operating expenses for the second quarter of $419 million were up $74 million, or 21%, from the second quarter of 1996 supporting business expansion and investments for future growth, and reflecting acquisitions. Salaries and employee benefits were $235 million, up $46 million, or 24%, due to 9% more staff and an increase in incentive compensation resulting from strong financial performance and a higher stock price.

For the six-month period ended June 30, 1996, operating expenses were up $137 million, or 20%, due primarily to increased salaries and employee benefits costs.

Credit Quality

At June 30, 1997, total loans were $5.5 billion, 15% of the balance sheet. In the second quarter, the provision for loan losses charged against income was $3 million, up from $2 million a year ago. During the quarter, the allowance for loan losses increased from $70 million to $74 million.

During the second quarter, non-performing loans increased from $6 million to $10 million. Net recoveries were $1 million, versus recoveries of $2 million in the year earlier period.

Taxes

Taxes were $44 million, up from $39 million a year ago. The effective tax rate was 32.5%, down from 35.3% in the second quarter of 1996 and 33.6% in the first quarter of 1997. This improvement in the tax rate resulted from increased tax credits, tax exempt revenue and the use of non-U.S. tax loss carry forwards, some of which are non-recurring.

Lines of Business

Following is a summary of line of business operating results for the six months ended June 30:

------------------------------------------------------------------------------------------------------------------------------------
                                                     Financial                   Investment                   Commercial
Taxable equivalent basis                          Asset Services                 Management                    Lending
(Dollars in millions)                           1997           1996            1997         1996          1997         1996
------------------------------------------------------------------------------------------------------------------------------------
Fee revenue .........................          $  560         $  462         $  190       $  145       $   28        $   23
Net interest revenue ................             229            198             12           13           80            69
                                               ------         ------         ------       ------       ------        ------
      Total revenue .................             789            660            202          158          108            92
Operating expenses ..................             601            506            162          125           47            42
                                               ======         ======         ======       ======       ======        ======
      Operating profit ..............          $  188         $  154         $   40       $   33       $   61        $   50
                                               ======         ======         ======       ======       ======        ======
Pretax margin .......................            23.8%          23.3%          19.8%        20.7%        56.8%         54.8%
Percentage contribution .............              65%            65%            14%          14%          21%           21%
Average assets (billions) ...........          $ 29.2         $ 25.1         $   .7       $   .5       $  3.6        $  3.1

Financial Asset Services

Financial Asset Services provides accounting, custody, daily pricing, information, foreign exchange, cash management, securities lending and other services for investors with large pools of investment assets worldwide; and corporate trusteeship. Revenue from this line of business comprised 72% of State Street's total revenue for the first six months of 1997.

Revenue increased to $789 million, up 20% from $660 million in 1996. The $129 million increase in revenue resulted from increased cross-border investment activity, the installation of a substantial amount of new business and expanding relationships with customers, who are growing and using more services. Fee revenue was up 22%. This reflected strong growth in revenue from accounting, custody and other services for mutual funds, U.S. pension plans, and customers outside the U.S. Foreign exchange trading revenue was up substantially. Net interest revenue, up 16%, reflected an increase in interest-earning assets. The primary source of growth in interest earning assets was additional funding from customers in conjunction with their worldwide investment activities.

Operating expenses were $601 million, 19% higher than a year ago, due to business growth and investments for future growth, and reflecting acquisitions.

Operating profit was $188 million, an increase of $34 million, or 22%, from a year ago and reflected strong revenue growth.

Investment Management

State Street manages financial assets worldwide for both institutions and individuals and provides related services, particularly participant recordkeeping for defined contribution plans. State Street's investment management services feature a broad array of products, including quantitative equity management, both passive and active, money market funds, and fixed income strategies. Revenue from this line of business comprised 18% of State Street's total revenue for the first six months of 1997.

Revenue grew 27%, to $202 million, due to revenue growth across the product line. Operating expenses increased 31% reflecting additional staff to support business growth and acquisitions. Operating profit was $40 million, an increase of $7 million, or 21%, from $33 million in 1996.

Commercial Lending

Commercial lending provides loans, credit facilities and other banking services for regional middle-market companies, for companies in selected industries nationwide, and for broker/dealers. Other credit services include asset-based finance, leasing and international trade finance. Revenue from this line of business comprised 10% of State Street's total revenue for the first six months of 1997.

Revenue grew to $108 million, up 17% from $92 million in the six months ended June 30, 1996, due primarily to a 22% increase in loans. Loans to New England businesses and specialty industries nationwide, leveraged leases, and international trade finance all grew.

Operating expenses increased 12%, supporting business growth. Operating profit was $61 million, an increase of $11 million, or 22%, from 1996, due to revenue growth and an improvement in the pre-tax margin.

Accounting Changes

Information related to accounting changes appears in Note A to the Consolidated Financial Statements.

Capital and Liquidity

State Street maintains a strong capital base to support its customers. Strong capital levels provide financial flexibility as well, which facilitates funding corporate growth and other business needs.

State Street is regulated by the Federal Reserve Board, which has established guidelines for minimum capital ratios. State Street has developed internal capital-adequacy policies to ensure that State Street Bank meets or exceeds the level required for the Federal Reserve Board's "well capitalized" category under the Prompt Corrective Action Regulations. State Street's capital management emphasizes risk exposure rather than simple asset levels; at 13.0%, State Street's Tier 1 risk-based capital ratio significantly exceeds the regulatory minimum of 4% and is among the highest for U.S. bankholding companies. State Street's total risk-based ratio of 13.1% also significantly exceeds the regulatory minimum, and is among the highest for U.S. bank holding companies.

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

State Street maintains a large portfolio of liquid assets. When liquidity is measured by the ratio of liquid assets to total assets, State Street ranks among the highest of U.S. banking companies. At June 30, 1997, State Street's liquid assets were 77% of total assets.

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

As of June 30, 1997, the notional amount of these instruments was $99.1 billion, of which $96.5 billion was foreign exchange forward contracts. Long and short foreign exchange forward positions are closely matched to minimize currency and interest rate risk. In order to estimate changes in the value of the outstanding contracts, all forward foreign exchange contracts are valued daily at current market rates.

State Street uses various derivatives to minimize the interest rate and foreign exchange risks associated with its global business activities. As of June 30, 1997, the notional amount of these derivatives was $605 million.

Trading activities involving both foreign exchange and interest rate derivatives are managed using earnings-at-risk measures and trading limits as established by risk management policies. Interest rate and foreign exchange derivatives used as part of the asset and liability management process undergo the same credit and interest rate risk analyses as on-balance sheet financial instruments.

Stockholders' Equity

The authorized number of common shares increased from 112 million at December 31, 1996 to 250 million at June 30, 1997. On May 28, 1997, State Street distributed a two-for-one stock split in the form of a 100% stock dividend to shareholders of record on April 30, 1997. The par value of these additional shares was capitalized by a transfer from retained earnings to common stock. Earnings per share data has been restated for the stock split.

State Street purchased the equivalent of 200,000 post-split shares of its stock during the second quarter of 1997. Under the Board of Director's current authorization, 3.4 million post-split shares remain to be purchased.

Financial Goals and Factors That May Affect Them

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

The following issues and factors, among others, should be considered in evaluating the outlook for State Street's goals and forward-looking statements:

o Cross-border investing. Cross-border investing by customers worldwide benefits State Street's revenue. Future revenue may increase or decrease depending upon the extent of cross-border investments made by customers or future customers.

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

o Interest rates. Market interest rate levels, the direction of interest rate changes, and the shape of the yield curve affect both net interest revenue and fiduciary compensation from securities lending. All else being equal, State Street benefits from higher market rates along with a steeper yield curve, which have a favorable impact by increasing asset yield as well as increasing the return on State Street's large volume of non-interest bearing sources of funds. However, because State Street is liability sensitive in the short-term (interest-bearing liabilities reprice faster than interest-earning assets) a rising rate environment will reduce net interest revenue from what it would otherwise have been.

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

Conclusion

The second quarter was another record-breaking quarter. State Street's financial results extended the strong growth of the previous two quarters, continuing performance above the company's long-term trends. The amount of new business signed was up substantially from a year ago. This new business, from both existing and new customers, will be installed over the next several quarters.

Management recognizes that the global economic environment is favorable for financial assets and, by extension, for State Street. Management has positioned State Street to benefit from the increase in cross-border investing, the rising demand for currency risk management products, and the increased prices and activity in securities markets. The 27% earnings per share growth rate of the first six months is substantially above State Street's average of 15% per year for the last ten years. However, State Street expects the earnings per share results for the second half of 1997 to be equal to or better than the results for the first half. Actual results may differ materially from this forward looking information, which information is subject to the factors referred to above and a continuation of the favorable global economic environment.

PART II  -  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

Registrant's annual meeting of stockholders was held on April 16, 1997. At the Meeting the following nominees for Director were elected and the following proposals were approved:

1.  Election of Six Directors:

                                              Number of Shares
                                    --------------------------------------
                                          For                Withheld
                                    -----------------    -----------------

I. MacAllister Booth                    68,364,712            388,351
James I. Cash, Jr.                      68,366,960            386,103
Truman S. Casner                        67,901,818            851,245
Arthur L. Goldstein                     68,339,877            413,186
David B. Perini                         68,348,368            404,695
Dennis J. Picard                        68,367,356            385,707

Delivered not Voted                            320

The following directors continue in office: Tenley E. Albright, M.D., Joseph A. Baute, Marshall N. Carter, Nader F. Darehshori, Charles F. Kaye, John M. Kucharski, Charles R. LaMantia, Alfred Poe, Bernard W. Reznicek, David A. Spina, and Robert E. Weissman.

2. That Article 1 of the Restated Articles of Organization be amended to change the name of the Corporation from State Street Boston Corporation to State Street Corporation.

                                    Number of Shares
For                                     67,456,755
Against                                    376,734
Abstain                                    919,574
Delivered not Voted                            320

3. That Article 3 of the Restated Articles of Organization be amended to increase the authorized number of shares of the Corporation's Common Stock, $1 par value, from 112 million to 250 million and to authorize the issuance from time to time of authorized and unissued shares of the Corporation by the Board of Directors.

                                    Number of Shares
For                                     66,278,074
Against                                  1,369,069
Abstain                                  1,105,919
Delivered not Voted                            320

4. That the Senior Executive Annual Incentive Plan of the Corporation be approved.

                                    Number of Shares
For                                     65,187,206
Against                                  2,073,859
Abstain                                  1,491,994
Delivered not Voted                            323

5.  That the 1997 Equity Incentive Plan of the Corporation be approved.

                                    Number of Shares
For                                     58,436,195
Against                                  8,689,792
Abstain                                  1,627,072
Delivered not Voted                            323

ITEM 5.  OTHER INFORMATION

The authorized number of common shares increased from 112 million at December 31, 1997 to 250 million at June 30, 1997. On May 28, 1997, State Street distributed a two-for-one stock split in the form of a 100% stock dividend to shareholders of record on April 30, 1997. The par value of these additional shares was capitalized by a transfer from retained earnings to common stock.

On June 19, 1997, the registrant's Board of Directors voted to increase the amount of Common Stock shares to be repurchased, to adjust for the two-for-one stock split distributed in the form of a stock dividend on May 28, 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit Index

 Exhibit                                                              Page of
 Number                                                             this Report
 -------                                                            -----------
  3.1    Restated Articles of Organization as amended (filed
         with the Securities and Exchange Commission as
         Exhibit 3.1 to Registrant's Annual Report on Form
         10-K for the year ended December 31, 1995 and
         incorporated
         by reference).
  3.4    Amendments to Articles 1 and 3 of the Restated Articles
         of Organization                                               24-26
  10.22  1997 Equity Incentive Plan of the Corporation                 27-39
  11     Statement re:   computation of per share earnings             40
  12     Ratio of Earnings to Fixed Charges                            41
  15     Letter re:  unaudited interim financial information           42
  27     Financial data schedule                                       43

(b)  Reports on Form 8-K

A current report on Form 8-K dated March 11, 1997 was filed by the Registrant on April 17, 1997 with the Securities and Exchange Commission which reported that on March 11, 1997, the Registrant completed the sale of $300 million of 8.035% Capital Securities, Series A (the "Capital Securities") issued by State Street Institutional Capital B (the "Trust"), a newly created subsidiary business trust of the Registrant. The Capital Securities are guaranteed by the Registrant. In connection with the sale of the Capital Securities, the Registrant issued and sold to the Trust $309 million of its 8.035% Junior Subordinated Deferrable Interest Debentures, Series B (the "Debentures").

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              STATE STREET CORPORATION

 Date: August 12, 1997   By:             /s/ Ronald L. O'Kelley
                            ---------------------------------------------------
                                             Ronald L. O'Kelley
                           Executive Vice President and Chief Financial Officer

 Date: August 12, 1997   By:             /s/   Rex S. Schuette
                            ---------------------------------------------------
                                               Rex S. Schuette
                                   Senior Vice President and Comptroller