Form 10-Q
period 1997-09-30
STATE STREET CORP
filed 1997-11-14
CIK 93751

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997
[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        FOR THE TRANSITION PERIOD FROM          TO

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


        The number of shares of the Registrant's Common Stock outstanding on October 31, 1997 was 160,815,370.

================================================================================

                            STATE STREET CORPORATION

                                Table of Contents
                                                                        Page
PART I.  FINANCIAL INFORMATION                                       .........
------------------------------

Item 1.        Financial Statements

Consolidated Statements of Income...................................   1 - 2
Consolidated Statement of Condition.................................     3
Consolidated Statement of Cash Flows................................     4
Consolidated Statement of Changes in Stockholders' Equity...........     5
Notes to Consolidated Financial Statements..........................   6 - 13
Independent Accountants' Review Report..............................     14

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations..............  15 - 23

PART II.   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K ..........................     23

Signatures..........................................................     24

Exhibits ...........................................................  25 - 29

PART I.   ITEM 1.
FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF INCOME -  STATE STREET CORPORATION  (UNAUDITED)

------------------------------------------------------------------------------------------------------------------
(Dollars in millions, except per share data)   Three months ended September 30,                1997        1996
------------------------------------------------------------------------------------------------------------------
FEE REVENUE
Fiduciary compensation.................................................................     $     324   $     259
Foreign exchange trading...............................................................            74          28
Servicing and processing ..............................................................            37          31
Other .................................................................................             7           6
                                                                                            ---------   ---------
      Total fee revenue................................................................           442         324

NET INTEREST REVENUE
Interest revenue.......................................................................           452         369
Interest expense.......................................................................           288         230
                                                                                            ---------   ---------
      Net interest revenue.............................................................           164         139
Provision for loan losses..............................................................             5           2
                                                                                            ---------   ---------
      Net interest revenue after provision for loan losses.............................           159         137
                                                                                            ---------   ---------
      TOTAL REVENUE....................................................................           601         461

OPERATING EXPENSES
Salaries and employee benefits.........................................................           250         194
Transaction processing services........................................................            48          41
Equipment..............................................................................            42          35
Occupancy..............................................................................            30          25
Other .................................................................................            81          55
                                                                                            ---------   ---------
      Total operating expenses.........................................................           451         350
                                                                                            ---------   ---------
      Income before income taxes.......................................................           150         111
Income taxes...........................................................................            49          37
                                                                                            ---------   ---------
      NET INCOME.......................................................................     $     101   $      74
                                                                                            =========   =========

EARNINGS PER SHARE
      Primary..........................................................................     $     .62   $     .45
      Fully diluted....................................................................           .62         .45

AVERAGE SHARES OUTSTANDING (in millions)
      Primary..........................................................................         162.8       162.0
      Fully diluted....................................................................         164.1       163.3

CASH DIVIDENDS DECLARED PER SHARE......................................................     $     .11   $    .095

------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

-------------------------------------------------------------------------------
PART I.  ITEM 1.
-------------------------------------------------------------------------------
FINANCIAL STATEMENTS (CONTINUED)

CONSOLIDATED STATEMENT OF INCOME -  STATE STREET CORPORATION  (UNAUDITED)

------------------------------------------------------------------------------------------------------------------
(Dollars in millions, except per share data)   Nine months ended September 30,                1997        1996
------------------------------------------------------------------------------------------------------------------
FEE REVENUE
Fiduciary compensation.................................................................     $    918    $     749
Foreign exchange trading...............................................................          170           91
Servicing and processing ..............................................................          116           88
Other .................................................................................           16           26
                                                                                            --------    ---------
      Total fee revenue................................................................        1,220          954

NET INTEREST REVENUE
Interest revenue.......................................................................        1,275        1,057
Interest expense.......................................................................          807          653
                                                                                            --------    ---------
      Net interest revenue.............................................................          468          404
Provision for loan losses..............................................................           11            6
                                                                                            --------    ---------
      Net interest revenue after provision for loan losses.............................          457          398
                                                                                            --------    ---------
      TOTAL REVENUE....................................................................        1,677        1,352

OPERATING EXPENSES
Salaries and employee benefits.........................................................          704          564
Transaction processing services........................................................          138          120
Equipment..............................................................................          118          102
Occupancy..............................................................................           87           75
Other .................................................................................          213          162
                                                                                            --------    ---------
      Total operating expenses.........................................................        1,260        1,023
                                                                                            --------    ---------
      Income before income taxes.......................................................          417          329
Income taxes...........................................................................          137          114
                                                                                            --------    ---------
      NET INCOME.......................................................................     $    280    $     215
                                                                                            ========    =========

EARNINGS PER SHARE
      Primary..........................................................................     $   1.72    $    1.31
      Fully diluted....................................................................         1.71         1.31

AVERAGE SHARES OUTSTANDING (in millions)
      Primary..........................................................................        162.6        163.2
      Fully diluted....................................................................        163.8        164.6

CASH DIVIDENDS DECLARED PER SHARE......................................................     $    .32    $     .28

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

CONSOLIDATED STATEMENT OF CONDITION  - STATE STREET CORPORATION

--------------------------------------------------------------------------------------------------------------------------
                                                                                        (UNAUDITED)
                                                                                        SEPTEMBER 30,      December 31,
(Dollars in millions)                                                                       1997               1996
--------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks............................................................       $  1,510            $  1,623
Interest-bearing deposits with banks...............................................          8,826               7,565
Securities purchased under resale agreements and securities borrowed...............          4,694               4,613
Federal funds sold.................................................................          1,644               1,155
Trading account assets.............................................................            106                 255
Investment securities (principally available for sale) ............................         10,462               9,387
Loans (less allowance of $79 and $73)..............................................          5,277               4,640
Premises and equipment.............................................................            478                 468
Customers' acceptance liability....................................................             83                  35
Accrued income receivable..........................................................            550                 442
Other assets.......................................................................          1,774               1,341
                                                                                          --------            --------
      TOTAL ASSETS.................................................................       $ 35,404            $ 31,524
                                                                                          ========            ========

LIABILITIES
Deposits:
Noninterest-bearing................................................................       $  6,040            $  6,395
Interest-bearing:
   Domestic........................................................................          2,132               2,071
   Non-U.S.........................................................................         13,939              11,053
                                                                                          --------            --------
      Total deposits...............................................................         22,111              19,519

Securities sold under repurchase agreements........................................          7,550               7,387
Federal funds purchased ...........................................................            103                 117
Other short-term borrowings........................................................            671                 649
Notes payable......................................................................             87                  86
Acceptances outstanding............................................................             86                  35
Accrued taxes and other expenses...................................................            805                 657
Other liabilities..................................................................          1,300                 823
Long-term debt.....................................................................            775                 476
                                                                                          --------            --------
      TOTAL LIABILITIES............................................................         33,488              29,749

STOCKHOLDERS' EQUITY
Preferred stock, no par: authorized 3,500,000; issued none.........................              -                   -
Common stock, $1 par: authorized 250,000,000;
      issued 167,500,000 and 83,615,000............................................            167                  84
Surplus............................................................................             97                 105
Retained earnings..................................................................          1,833               1,694
Net unrealized gain on available-for-sale securities...............................             18                  12
Treasury stock, at cost (6,692,000 and 2,461,000 shares)...........................           (199)               (120)
                                                                                          --------            --------
      TOTAL STOCKHOLDERS' EQUITY...................................................          1,916               1,775
                                                                                          --------            --------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...................................       $ 35,404            $ 31,524
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

-------------------------------------------------------------------------------
PART I.  ITEM 1.
-------------------------------------------------------------------------------
FINANCIAL STATEMENTS (CONTINUED)

CONSOLIDATED STATEMENT OF CASH FLOWS - STATE STREET CORPORATION  (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------
(Dollars in millions)    Nine Months Ended Spetember 30,                                          1997          1996
------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net Income ................................................................................     $    280      $    215
Noncash charges for depreciation, amortization, provision for loan losses and
  deferred income taxes ...................................................................          171           178
                                                                                                --------      --------
      Net income adjusted for noncash charges..............................................          451           393
Adjustments to reconcile to net cash (used) provided by operating activities:
      Securities gains, net................................................................           (1)           (5)
      Net change in:
           Trading account assets..........................................................          149           304
           Other, net......................................................................          (11)         (106)
                                                                                                --------      --------
                NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES...........................          588           586
                                                                                                --------      --------
INVESTING ACTIVITIES
 Payments for purchases of:
      Available-for-sale securities........................................................       (3,999)       (5,462)
      Held-to-maturity securities..........................................................         (661)         (756)
      Lease financing assets...............................................................         (882)         (378)
      Premises and equipment...............................................................          (84)          (70)
Proceeds from:
      Maturities of available-for-sale securities..........................................        2,675         2,700
      Maturities of held-to-maturity securities............................................          640           728
      Sales of available-for-sale securities...............................................          277           414
      Principal collected from lease financing.............................................           49            48
Net (payments for):
      Interest-bearing deposits with banks.................................................       (1,261)         (231)
      Federal funds sold, resale agreements and securities borrowed........................         (569)          (53)
      Loans................................................................................         (416)         (152)
                                                                                                --------      --------
                NET CASH USED BY INVESTING ACTIVITIES......................................       (4,231)       (3,212)
                                                                                                --------      --------
FINANCING ACTIVITIES
Proceeds from issuance of:
      Long-term debt.......................................................................          300           150
      Nonrecourse debt for lease financing.................................................          687           281
      Notes payable........................................................................            1           177
      Treasury stock.......................................................................            8             7
Payments for:
      Maturity of notes payable............................................................            -          (257)
      Nonrecourse debt for lease financing.................................................          (78)          (60)
      Long-term debt.......................................................................           (1)           (1)
      Cash dividends.......................................................................          (51)          (45)
      Purchase of common stock.............................................................          (99)         (124)
Net proceeds from:
      Deposits.............................................................................        2,592           729
      Short-term borrowings................................................................          171         1,784
                                                                                                --------      --------
                NET CASH PROVIDED BY FINANCING ACTIVITIES..................................        3,530         2,641
                                                                                                --------      --------
                NET (DECREASE) INCREASE....................................................         (113)           15
Cash and due from banks at beginning of period.............................................        1,623         1,422
                                                                                                --------      --------
                CASH AND DUE FROM BANKS AT END OF PERIOD...................................     $  1,510      $  1,437
                                                                                                ========      ========
SUPPLEMENTAL DISCLOSURE
      Interest paid........................................................................     $    810      $    643
      Income taxes paid....................................................................           61            69

------------------------------------------------------------------------------------------------------------------------

The accompanying notes are integral part of these financial statements.

PART I. ITEM I.
FINANCIAL STATEMENTS (CONTINUED)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - STATE STREET CORPORATION  (UNAUDITED)

-------------------------------------------------------------------------------------------------------------------------
(Dollars in millions, except per share data)    Nine months ended September 30,                    1997          1996
-------------------------------------------------------------------------------------------------------------------------
COMMON STOCK
Balance at beginning of period..............................................................      $    84       $    83
Stock dividend, two-for-one split...........................................................           83             -
                                                                                                  -------       -------
      Balance at end of period..............................................................          167            83
                                                                                                  -------       -------

SURPLUS
Balance at beginning of period..............................................................          105            40
Treasury stock issued.......................................................................           (8)           (4)
                                                                                                  -------       -------
      Balance at end of period..............................................................           97            36
                                                                                                  -------       -------

RETAINED EARNINGS
Balance at beginning of period..............................................................        1,694         1,465
Net Income..................................................................................          280           215
Stock dividend, two-for-one split...........................................................          (83)            -
Cash dividends declared ($.32 and $.28 per share)...........................................          (51)          (45)
Currency translation........................................................................           (7)           (2)
                                                                                                  -------       -------
      Balance at end of period..............................................................        1,833         1,633
                                                                                                  -------       -------

NET UNREALIZED GAIN (LOSS) ON AVAILABLE-FOR-SALE SECURITIES
Balance at beginning of period..............................................................           12            13
Changes in unrealized gain (loss)...........................................................            6           (21)
                                                                                                  -------       -------
      Balance at end of period..............................................................           18            (8)
                                                                                                  -------       -------

TREASURY STOCK, AT COST
Balance at beginning of period..............................................................         (120)          (13)
Common stock acquired (2,559,200 and 5,177,800 shares).....................................           (99)         (123)
Treasury stock issued (788,276 and 680,950 shares)..........................................           20            14
                                                                                                  -------       -------
      Balance at end of period..............................................................         (199)         (122)
                                                                                                  -------       -------

      TOTAL STOCKHOLDERS' EQUITY............................................................      $ 1,916       $ 1,622
                                                                                                  =======       =======
-------------------------------------------------------------------------------------------------------------------------

The accompanying notes are integral part of these financial statements.

-------------------------------------------------------------------------------
PART I.  ITEM 1.
-------------------------------------------------------------------------------
FINANCIAL STATEMENTS (CONTINUED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -
  STATE STREET CORPORATION (UNAUDITED)
Note A - Basis of Presentation

State Street Corporation ("State Street"), formerly named State Street Boston Corporation, is a financial services corporation and provides banking, trust, investment management, global custody, administration and securities processing services to both U.S. and non-U.S. customers. State Street reports three lines of business: Financial Asset Services, Investment Management, and Commercial Lending. Financial Asset Services provides global custody, accounting, administration, foreign exchange, treasury, cash management, transaction settlement and clearing, securities lending, and other services for investors with large pools of investment assets worldwide such as mutual funds and pension plans; and corporate trusteeship. Investment Management is comprised of the business components that manage financial assets worldwide, for both institutions and individuals, and provides related participant recordkeeping for defined contribution plans. Commercial Lending activities include loans, credit facilities and other banking services for regional middle-market companies, for nationwide companies in selected industries and for broker/dealers. Other credit facilities include asset-based finance, leasing and international trade finance.

The consolidated financial statements include the accounts of State Street and its subsidiaries, principally State Street Bank and Trust Company ("State Street Bank" or "the Bank"). The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. All significant intercompany balances and transactions have been eliminated upon consolidation. The results of operations of businesses purchased are included from the date of acquisition. Investments in 50%-owned affiliates are accounted for by the equity method. Certain previously reported amounts have been reclassified to conform to the current method of presentation. For the Consolidated Statement of Cash Flows, State Street has defined cash equivalents as those amounts included in the Statement of Condition caption, "Cash and due from banks." For the nine months ended September 30, 1997 and 1996, long-term debt converted into common stock was $185,000 and $30,000, respectively.

In June 1996, Statement of Financial Accounting Standard ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", was issued. This statement provides standards for transfers and servicing of financial assets and extinguishing liabilities. Certain provisions of this statement are effective for fiscal years beginning after December 31, 1996. State Street adopted the required provisions of this new statement in 1997, and the provisions have not had a material impact on the financial statements.

In February 1997, SFAS No. 128, "Earnings per Share", was issued and is required to be adopted as of December 31, 1997. This statement requires a change in the method currently used to compute earnings per share and requires a restatement of all prior period earnings per share amounts. Under SFAS No. 128, primary earnings per share is replaced by basic earnings per share. Basic earnings per share excludes the dilutive effect of stock options from the calculation. Computing earnings per share in accordance with the provisions of this statement for the three months ended September 30, 1997 and 1996 would have resulted in basic earnings per share of $.63 and $.46, respectively, and diluted earnings per share of $.62 and $.45, respectively. Computing earnings per share in accordance with the provisions of this statement for the nine months ended September 30, 1997 and 1996 would have resulted in basic earnings per share of $1.74 and $1.33, respectively, and diluted earnings per share of $1.71 and $1.31, respectively.

In February 1997, SFAS No. 129, "Disclosure of Information about Capital Structure", was issued, which will be effective for 1997 year-end financial statements. State Street's current disclosures comply with the provisions of this statement.

In June 1997, SFAS No. 130, "Reporting Comprehensive Income", was issued. This statement establishes standards and definitions for reporting a comprehensive income number and its components and requires this disclosure be added to the financial statements. This statement is effective for fiscal years beginning after December 31, 1997. State Street will adopt SFAS No. 130 for the year beginning January 1, 1998.

In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", was issued. This statement establishes standards for reporting information about operating segments in annual and interim financial statements. This statement is effective for annual periods beginning after December 15, 1997, and for interim periods beginning after December 15, 1998. Management does not believe that the application of the standard will result in material changes to line of business disclosures. State Street will adopt SFAS No. 131 for the year ending December 31, 1998, and for interim periods beginning January 1, 1998.

The Securities and Exchange Commission recently adopted new rules that require more detailed disclosure of accounting policies for derivative financial instruments and will require certain information about market risk exposures. The following accounting policy disclosures supplement the disclosures included in Note A of the Notes to the Consolidated Financial Statements included in the 1996 Annual Report on Form 10-K:

State Street uses three methods to account for derivative financial instruments: the deferral method, the accrual method, and the mark-to-market method.

Interest rate futures, caps, and options that are used for balance sheet management purposes are accounted for under the deferral method. Under the deferral method, the basis of the contract is capitalized and gains or losses are deferred and amortized over the life of the hedged asset or liability as an adjustment to interest revenue or interest expense. In order to qualify for deferral accounting, interest rate contracts must meet the following criteria:
(a) the item being hedged must expose State Street to price or interest rate risk, (b) it is probable that the contract will offset the price or interest rate risk associated with the hedged item, and (c) the contract must be designated as a hedge of the item. State Street periodically evaluates its positions against these criteria. To the extent that the criteria are not met, the contract is terminated or the underlying asset or liability is terminated, the contracts are marked-to-market and the resulting gain or loss is recognized either immediately or over the life of the underlying items, dependent upon the circumstances.

Interest rate swaps that are entered into as part of interest rate management for State Street's own account are accounted for using the accrual method. Under accrual accounting, interest payments receivable and payable under the terms of the interest rate swap are accrued over the period to which the payment relates. The interest payments accrued on the swap and any swap fees paid at the inception of the interest rate swap are treated as an adjustment of interest income or expense related to the underlying assets or liabilities. Changes in the underlying market value of the remaining swap payments are not recognized.

Those contracts entered into for trading purposes and those contracts that do not meet the criteria for deferral or accrual accounting are carried at fair value. Under the mark-to-market method of accounting, these contracts are recorded in other assets or other liabilities and are valued periodically. The resulting gain or loss is recorded in fee revenue. State Street uses the mark-to-market method to account for the following: foreign exchange trading contracts, including certain forward, swap and spot contracts and both purchased and written options and options on futures; foreign exchange balance sheet management contracts, including certain forward contracts; and interest rate trading contracts, including certain swaps, written and purchased options and caps, futures and written and purchased options on futures.

In the opinion of management, all adjustments consisting of normal recurring accruals, which are necessary for a fair presentation of the financial position of State Street and subsidiaries at September 30, 1997 and December 31, 1996, and its cash flows and consolidated results of its operations for the three months and nine months ended September 30, 1997 and 1996, have been made. These statements should be read in conjunction with the financial statements, notes and other information included in State Street's latest annual report on Form 10-K.

Note B  -  Investment Securities

Available-for-sale securities are recorded at fair value and held-to-maturity securities are recorded at amortized cost on the Consolidated Statement of Condition. Investment securities consisted of the following as of the dates indicated:

------------------------------------------------------------------------------------------------------------------------------------
                                                                SEPTEMBER 30, 1997                       December 31, 1996
                                                       AMORTIZED     UNREALIZED     FAIR        Amortized    Unrealized      Fair
(Dollars in millions)                                    COST      GAINS   LOSSES   VALUE         Cost     Gains    Losses   Value
--------------------------------------------------------------------------------------------    ------------------------------------
Available for sale (at fair value):
    U.S. Treasury and Federal agencies...............   $ 5,020      $ 19  $  3     $ 5,036      $ 4,630    $ 18  $   5      $ 4,643
    State and political subdivisions.................     1,671        13     6       1,678        1,557      10      8        1,559
    Asset-backed securities..........................     1,540         3     1       1,542        1,198       3      1        1,200
    Collateralized mortgage obligations..............       603         1     6         598          638       1      8          631
    Other investments................................       718        10     1         727          485      12      2          495
                                                        -------      ----  ----     -------      -------    ----  -----      -------
Total................................................   $ 9,552      $ 46  $ 17     $ 9,581      $ 8,508    $ 44  $  24      $ 8,528
                                                        =======      ====  ====     =======      =======    ====  =====      =======
Held to maturity (at amortized cost):
    U.S. Treasury and Federal agencies...............   $   881      $  1  $  -     $   882      $   859    $  2  $   2      $   859
                                                        =======      ====  ====     =======      =======    ====  =====      =======
------------------------------------------------------------------------------------------------------------------------------------

During the nine months ended September 30, 1997, there were gains of $1.3 million and losses of less than a million realized on sales of available-for-sale securities of $277 million. During the nine months ended September 30, 1996, gains of $7 million and losses of $2 million were realized on sales of available-for-sale securities of $414 million.

Note C  -  Allowance for Loan Losses

The allowance for loan losses is maintained at a level believed adequate by management to absorb estimated probable credit losses. Management's periodic evaluation of the adequacy of the allowance for loan losses is based on State Street's past loan loss experience, known and inherent risks in the portfolio, current economic conditions and other relevant factors such as adverse situations that may affect the borrowers' ability to repay, timing of future payments, estimated value of any underlying collateral, and the performance of individual credits in relation to contract terms. The provision for loan losses charged to earnings is based upon management's judgment of the amount necessary to maintain the allowance at a level adequate to absorb probable losses.

Changes in the allowance for loan losses were as follows:

----------------------------------------------------------------------------------------------
                                         Three Months Ended              Nine Months Ended
                                            September 30,                  September 30,
(Dollars in millions)                    1997            1996           1997            1996
----------------------------------------------------------------------------------------------
Balance at beginning of period......     $ 74            $ 70           $ 73            $ 63
Provision for loan losses...........        5               2             11               6
Loan charge-offs....................       (1)             (1)            (7)             (4)
Recoveries..........................        1                              2               6
                                         ----            ----           ----            ----
      Balance at end of period......     $ 79            $ 71           $ 79            $ 71
                                         ====            ====           ====            ====
----------------------------------------------------------------------------------------------

Note D - Long-Term Debt

On March 11, 1997, State Street completed the sale of $300 million of 8.035% Capital Securities, Series A (the "Capital Securities"), due 2027. The Capital Securities are guaranteed by State Street and were issued by State Street Institutional Capital B (the "Trust"), a newly created subsidiary business trust of State Street. In connection with the sale of the Capital Securities, State Street issued and sold to the Trust $309 million of its 8.035% Junior Subordinated Deferrable Interest Debentures, Series B. At September 30, 1997, a total of $500 million of capital securities is included in long-term debt.

Note E - Stockholders' Equity

The authorized number of common shares increased from 112 million at December 31, 1996 to 250 million at September 30, 1997. On May 28, 1997, State Street distributed a two-for-one stock split in the form of a 100% stock dividend to shareholders of record on April 30, 1997. The par value of these additional shares was capitalized by a transfer from retained earnings to common stock. Per share data has been restated for the stock split.

Note F - Regulatory Matters

The regulatory capital amounts and ratios were the following at September 30, 1997 and December 31, 1996:

----------------------------------------------------------------------------------------------------------------------------------
                                              Regulatory Guidelines
                                          ------------------------------
                                                            Well               State Street                   State Street Bank
                                                                        ---------------------------      -------------------------
(Dollars in millions)                        Minimum    Capitalized          1997          1996             1997           1996
----------------------------------------------------------------------------------------------------------------------------------
Risk-based ratios:
    Tier 1 capital...................              4%            6%           13.3%         13.4 %           11.6 %         12.1 %
    Total capital....................              8            10            13.4          13.6             11.9           11.9
Leverage ratio.......................              3             5             6.1           5.9              5.3            5.3

Tier 1 capital.......................                                     $  2,176      $  1,818         $  1,883       $  1,632
Total capital........................                                        2,193         1,847            1,928          1,611

Risk-based assets:
    On-balance sheet.................                                     $ 12,432      $ 10,311         $ 12,293       $ 10,234
    Off-balance sheet................                                        3,944         3,249            3,944          3,249
                                                                          --------      --------         --------       --------
        Total risk-based assets......                                     $ 16,376      $ 13,560         $ 16,237       $ 13,483
                                                                          ========      ========         ========       ========
----------------------------------------------------------------------------------------------------------------------------------

The regulatory designation of "well capitalized" under the prompt corrective action regulations is not applicable to bank holding companies (State Street is a bank holding company). However, Regulation Y defines "well capitalized" bank holding companies for the purpose of determining eligibility for a streamlined review process for acquisition proposals. For such proposals, "well capitalized" requires a minimum tier 1 risk-based capital ratio of 6% and a minimum total risk-based capital ratio of 10%.

Note G - Net Interest Revenue

Net interest revenue consisted of the following:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                     Three Months Ended           Nine Months Ended
                                                                                        September 30,               September 30,
(Dollars in millions)                                                               1997         1996            1997          1996
------------------------------------------------------------------------------------------------------------------------------------
INTEREST REVENUE
Deposits with banks.......................................................            $ 112       $  83          $  297      $  255
Investment securities:
   U.S Treasury  and Federal agencies.....................................               92          73             270         184
   State and political subdivisions (exempt from Federal tax).............               19          18              58          50
   Other investments......................................................               42          34             118          92
Loans                                                                                    90          71             248         204
Securities purchased under resale agreements, securities borrowed
   and Federal funds sold.................................................               95          85             278         259
Trading account assets....................................................                2           5               6          13
                                                                                      -----       -----          ------      ------
      Total interest revenue..............................................              452         369           1,275       1,057
                                                                                      -----       -----          ------      ------

INTEREST EXPENSE
Deposits..................................................................              135         105             363         320
Other borrowings..........................................................              138         120             404         324
Long-term debt............................................................               15           5              40           9
                                                                                      -----       -----          ------      ------
      Total interest expense..............................................              288         230             807         653
                                                                                      -----       -----          ------      ------

      Net interest revenue................................................            $ 164       $ 139          $  468      $  404
                                                                                      =====       =====          ======      ======
------------------------------------------------------------------------------------------------------------------------------------

Note H - Operating Expenses - Other

The other category of operating expenses consisted of the following:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                Three Months Ended              Nine Months Ended
                                                                                   September 30,                  September 30,
(Dollars in millions)                                                           1997            1996            1997          1996
------------------------------------------------------------------------------------------------------------------------------------
Professional services....................................................       $ 24            $ 15           $  61         $  43
Advertising and sales promotion..........................................         13               8              37            26
Postage, forms and supplies..............................................          6               7              20            20
Telecommunications.......................................................          7               5              20            17
Other                                                                             31              20              75            56
                                                                                ----            ----           -----         -----
      Total operating expenses - other...................................       $ 81            $ 55           $ 213         $ 162
                                                                                ====            ====           =====         =====
------------------------------------------------------------------------------------------------------------------------------------

Note I - Income Taxes

The provision for income taxes included in the Consolidated Statement of Income is comprised of the following:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                Three Months Ended              Nine Months Ended
                                                                                   September 30,                  September 30,
(Dollars in millions)                                                          1997            1996           1997            1996
------------------------------------------------------------------------------------------------------------------------------------
Current................................................................         $ 34            $ 18           $  58           $  40
Deferred...............................................................           15              19              79              74
                                                                                ----            ----           -----           -----
      Total provision..................................................         $ 49            $ 37           $ 137           $ 114
                                                                                ====            ====           =====           =====
------------------------------------------------------------------------------------------------------------------------------------

Taxes were $49 million and $137 million for the three months and nine months ended September 30, 1997, respectively, up from $37 million and $114 million, respectively, a year ago. The effective tax rates for the three months and nine months ended September 30, 1997 were 32.5% and 32.9%, respectively, down from 33.6% and 34.8% in the three months and nine months ended September 30, 1996, respectively.

Note J - Commitments and Contingent Liabilities

State Street provides banking, trust, investment management, global custody, accounting, administration and securities processing services to both U.S. and non-U.S customers. Assets under custody and assets under management, held or managed by State Street in a fiduciary or custodial capacity, are not included in the Consolidated Statement of Condition because such items are not assets of State Street. Management conducts regular reviews of its responsibilities in providing these services and considers the results in preparing its financial statements. In the opinion of management, there are no contingent liabilities at September 30, 1997 that would have a material adverse effect on State Street's financial position or results of operations.

State Street is subject to pending and threatened legal actions that arise in the normal course of business. In the opinion of management, after discussion with counsel, these can be successfully defended or resolved without a material adverse effect on State Street's financial position or results of operations.

Note K - Off-Balance Sheet Financial Instruments, Including Derivatives

State Street uses derivative financial instruments in trading and balance sheet management activities. State Street uses various off-balance sheet financial instruments, including derivatives, to satisfy the financing and risk management needs of customers, to manage its interest rate and currency risk, and to conduct trading activities for its own and its customers' account. In general terms, derivative instruments are contracts or agreements whose value can be derived from interest rates, currency exchange rates and/or other financial indices. Derivative instruments include forwards, futures, swaps, options and other instruments with similar characteristics. The use of these instruments generate fee, interest or trading revenue. Associated with these instruments are market and credit risks that could expose State Street to potential losses.

The following table summarizes the contractual or notional amounts of significant derivative financial instruments held or issued by State Street as of:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                  SEPTEMBER 30,      December 31,
(Dollars in millions)                                                                                  1997              1996
------------------------------------------------------------------------------------------------------------------------------------
Trading:
Interest rate contracts:
      Swap agreements..........................................................................    $  1,111           $   880
      Options and caps purchased...............................................................          43                25
      Options and caps written.................................................................         194               116
      Futures - short position.................................................................         955             1,252
      Options on futures purchased.............................................................         162               430
      Options on futures written...............................................................           -                28
Foreign exchange contracts:
      Forward, swap and spot...................................................................     110,579            62,109
      Options purchased........................................................................         185               206
      Options written..........................................................................         121                60
      Options on futures purchased.............................................................           -               330

Balance Sheet Management :
      Interest rate contracts:
           Swap agreements.....................................................................         447               296
           Options and caps purchased..........................................................          50                50
      Foreign exchange contracts:
           Forward, swap and spot..............................................................          88                65
------------------------------------------------------------------------------------------------------------------------------------

The following table represents the fair value of financial instruments held or issued by State Street for trading purposes as of:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                   SEPTEMBER 30, 1997          December 31, 1996
                                                                                -------------------------   ------------------------
                                                                                            AVERAGE                        Average
                                                                                  FAIR        FAIR              Fair         Fair
(Dollars in millions)                                                             VALUE       VALUE             Value       Value
------------------------------------------------------------------------------------------------------------------------------------
Foreign exchange contracts:
      Contracts in a receivable position.....................................     $ 812      $ 1,153             $ 620         $ 615
      Contracts in a payable position........................................       826        1,201               634           617

Other financial instrument contracts:
      Contracts in a receivable position.....................................         9            8                 6             6
      Contracts in a payable position........................................         6            5                 4             4
------------------------------------------------------------------------------------------------------------------------------------

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

Credit-related financial instruments include commitments to extend credit, standby letters of credit, letters of credit and indemnified securities lent. The maximum credit risk associated with credit-related financial instruments is measured by the contractual amounts of these instruments. The following is a summary of the contractual amount of State Street's credit-related, off-balance sheet financial instruments as of:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                    SEPTEMBER 30,      December 31,
(Dollars in millions)                                                                                   1997              1996
------------------------------------------------------------------------------------------------------------------------------------
Indemnified securities on loan...................................................................    $ 59,161          $ 41,518
Loan commitments.................................................................................       7,256             4,974
Standby letters of credit........................................................................       1,965             1,777
Letters of credit................................................................................         197               160
------------------------------------------------------------------------------------------------------------------------------------

On behalf of its customers, State Street lends their securities to creditworthy brokers and other institutions. In certain circumstances, State Street may indemnify its customers for the fair market value of those securities against a failure of the borrower to return such securities. State Street requires the borrowers to provide collateral in an amount equal to or in excess of the fair market value of the securities borrowed. The borrowed securities are revalued daily to determine if additional collateral is necessary. State Street held as collateral, cash and U.S. Government securities totaling $60.9 billion and $42.8 billion for indemnified securities on loan at September 30, 1997 and December 31, 1996, respectively.

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

                     Independent Accountants' Review Report

The Stockholders and Board of Directors
State Street Corporation

We have reviewed the accompanying consolidated statement of condition of State Street Corporation as of September 30, 1997, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 1997 and 1996, and the consolidated statements of cash flows and changes in stockholders' equity for the nine-month periods ended September 30, 1997 and 1996. These financial statements are the responsibility of State Street's management.

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

                                                             ERNST & YOUNG LLP

Boston, Massachusetts
October 14, 1997

--------------------------------------------------------------------------------
PART I.  ITEM 2
--------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
 OPERATIONS

Forward-Looking Statements

This discussion contains statements that are "forward-looking statements" within the meaning of the Federal securities laws. These statements may be identified by such forward looking terminology as "expect", "look", "believe", "anticipate", "may", "will", or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties, including those relating to the U.S. and global financial markets, the level of cross-border investing by customers, and the level of investments in mutual funds, and, in each case, actual results may differ materially from such forward-looking information. Certain factors that may cause actual results to differ from such forward-looking statements are included in the section below entitled "Financial Goals and Factors That May Affect Them", as well as in the corporation's 1996 Annual Report, including under the sections entitled "Financial Goals and Factors That May Affect Them", "Interest Rate Sensitivity Management", and "Risk Management"; in the corporation's Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission; and in other periodic reports filed by the corporation with the Securities and Exchange Commission, and you are urged to consider such factors. The corporation assumes no obligation for updating any such forward-looking information.

Summary

Earnings per share were $.62 on a fully diluted basis, an increase of 38% from $.45 in the third quarter of 1996. Revenue grew 30%, from $470 million to $612 million. Net income was $101 million, up from $74 million a year ago. Return on stockholders' equity was 21.4%. For the nine months ended September 30, earnings per share increased 31% over a year ago.

These third quarter results were unusually strong, driven by strength throughout the corporation. Earnings per share growth of 38% in the quarter was significantly above State Street's long-term growth rate. Additionally, a record amount of new business was signed during the quarter, which will be installed in the next several quarters. State Street is seeing the results of its focus on revenue growth, its increased market penetration, its increase in business investments made earlier in the 90s, and a global demand for its services.

In addition the corporation was positioned to benefit from several favorable external factors in the quarter. Currency markets were active, stocks and bonds increased in value globally as measured by major indices, net new money flowed into mutual funds at a strong pace, and State Street's U.S. customers increased their cross-border investments.

Condensed Income Statement - Taxable Equivalent Basis
------------------------------------------------------------------------------------------------------------------------------------
                                                     Three Months Ended September 30,            Nine Months Ended September 30,
   (Dollars in millions, except per share data)     1997       1996        Change     %         1997        1996      Change   %
------------------------------------------------------------------------------------------------------------------------------------
Fee revenue:
Fiduciary compensation ......................     $ 324        $ 259     $  65         25   $   918     $   749    $   169    23
Foreign exchange trading ....................        74           28        46        171       170          91         79    87
Servicing and processing ....................        37           31         6         21       116          88         28    33
Other .......................................         7            6         1        --         16          26        (10)  (43)
                                                  -----        -----     -----         --   -------     -------    -------    --
Total fee revenue ...........................       442          324       118         36     1,220         954        266    28
Net interest revenue ........................       175          148        27         18       502         432         70    16
Provision for loan losses ...................         5            2         3        150        11           6          5    83
                                                  -----        -----     -----         --   -------     -------    -------    --
Total revenue ...............................       612          470       142         30     1,711       1,380        331    24

Operating expenses ..........................       451          350       101         29     1,260       1,023        237    23
                                                  -----        -----     -----         --   -------     -------    -------    --
Income before taxes .........................       161          120        41         34       451         357         94    26
Income taxes ................................        49           37        12         31       137         114         23    20
Taxable equivalent adjustment ...............        11            9         2         13        34          28          6    20
                                                  -----        -----     -----         --   -------     -------    -------    --
Net Income ..................................     $ 101        $  74     $  27         37   $   280     $   215    $    65    30
                                                  =====        =====     =====         ==   =======     =======    =======    ==
Earnings Per Share
Primary .....................................     $ .62        $ .45     $ .17         38   $  1.72     $  1.31    $   .41    31
Fully diluted ...............................       .62          .45       .17         38      1.71        1.31        .40    31

(Percentage change based on dollars in thousands, except per share data)

-------------------------------------------------------------------------------

Total Revenue

Total revenue for the quarter was $612 million, up $142 million, or 30%, from a year ago, reflecting strong growth throughout the corporation.

Year to date, total revenue was $1.7 billion, up $331 million, or 24%, from 1996, due primarily to growth in fee revenue.

Fee Revenue

Fee revenue for the quarter was $442 million, up 36% from a year ago, due primarily to growth in fiduciary compensation and a very strong quarter for foreign exchange trading revenue.

Fiduciary compensation, the largest component of fee revenue, is derived from accounting, custody, recordkeeping, information, investment management and trustee services. Fiduciary compensation was $324 million, up $65 million, or 25%, from a year ago. This was driven by expanded and new customer relationships against a back drop of increasing cross-border investments and favorable securities markets.

In financial asset services, revenue growth was strong across all product lines. Total assets under custody increased 38% from a year ago to $3.8 trillion. Using broad assumptions, management estimates that approximately one-half of the increase was due to the impact of higher securities market values and one-half was due to customer growth and new business. Revenue from mutual funds reflected asset growth, particularly growth in non-U.S. assets; an increase in the number of trades processed; and significant growth in revenue from services for offshore funds and fund administration. Total mutual fund assets under custody increased 34% from 1996, with the non-U.S. asset component up 35%. The number of offshore funds that State Street services was up 25% from a year ago and offshore fund assets more than doubled. The number of funds for which State Street provided administration was up 33%, and the assets under administration nearly tripled from a year ago.

Revenue from servicing U.S. pension plans increased due to new business and growth in existing customer relationships. This revenue growth came equally from growth in securities lending revenue and growth in portfolio accounting and custody revenue. For the corporation as a whole, securities lending revenue growth was driven by a 38% increase from a year ago in securities on loan.

Outside the United States, revenue growth was driven by additional business from existing customers and by new customers. Assets under custody for non-U.S. customers as of September 30, 1997 increased 39% from a year ago.

Revenue from investment management services, delivered through State Street Global Advisors, grew strongly. Revenue growth occurred across the product line
- investment management for institutional investors, recordkeeping and investment services for defined contribution plans, and investment services for high net worth individuals. Revenue from institutional investors was driven primarily by new relationships, with additional contributions from existing customers and rising equity markets also factors. Revenue growth was particularly strong from international passive products, driven by international diversification by both defined benefit and defined contribution plans, and from fixed income products, particularly short term cash. Total assets managed increased 35% from a year ago, to $379 billion. Slightly over half of this growth came from additional funding from customers and new customers; the remainder was from increased market values.

Foreign exchange trading revenue for the quarter was $74 million, up $46 million from a weak third quarter a year ago. State Street continues to expand its relationships with institutional investors covering a broad range of foreign exchange services. State Street has introduced new research, risk management and electronic execution services for these customers. As a result, State Street is positioned to benefit from active currency markets and more active management of currency exposures by cross-border investors worldwide.

Servicing and processing fee revenue was $37 million, up $6 million, or 21%, from the third quarter of 1996. Revenue reflected, in part, the acquisition of Princeton Financial Systems in the fourth quarter of 1996 and strong growth in revenue from brokerage services, partially offset by the disposition of a non-strategic business in the second quarter.

For the nine months ended September 30, 1997, fee revenue was $1.2 billion, up $266 million, or 28%, over the same period in 1996. Growth was primarily attributable to a $169 million increase in fiduciary compensation and a $79 million increase in foreign exchange trading revenue.

Net Interest Revenue

Taxable equivalent net interest revenue for the third quarter was $175 million, up $27 million, or 18%, from a year ago due primarily to a $5.4 billion, or 21%, increase in average interest-earning assets. State Street uses its balance sheet to support the needs of institutional investors. These customers, in conjunction with their worldwide investment activities, placed additional funds with State Street in deposits and securities sold under repurchase agreements, which were invested by State Street primarily in low risk assets. Non-U.S. deposits increased $2.7 billion, with substantial growth in both call and transaction accounts, reflecting increased cross-border investment activity. Repurchase agreements, primarily placed with State Street by mutual funds with short-term cash to invest, were up $1.3 billion. Non-interest bearing deposits, in part reflecting activity by mutual funds and a corporate trust acquisition, were up $900 million.

In the third quarter average loans increased $1.1 billion, or 26%, from a year ago. Loans to financial asset services customers, primarily securities settlement advances and loans to securities brokers, accounted for half of this increase. Leases were up $300 million, or 29%, while all other loans, primarily commercial and financial loans, were up 10%.

-----------------------------------------------------------------------------------------------------------------------------------
                                                                              Three Months Ended September 30,
                                                                            1997                                   1996
                                                                -----------------------                ----------------------------
                                                                AVERAGE                                Average
(Dollars in millions)                                           BALANCE           RATE                  Balance          Rate
-----------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets................................          $ 31,899           5.76%              $ 26,472          5.68%
Interest-bearing liabilities...........................            26,597           4.30                 22,268          4.11
                                                                                    ----                                 ----
Excess of rates earned over rates paid.................                             1.46%                                1.57%
                                                                                    ====                                 ====

Net Interest Margin....................................                             2.17%                                2.23%
                                                                                    ====                                 ====

For the nine months ended September 30, 1997, taxable equivalent net interest revenue was $502 million, up $70 million, or 16%, from the same period in 1996 due primarily to a $4.6 billion, or 18% increase in average interest-earning assets. Growth in average interest-earning assets and associated revenue was driven primarily by a $2.0 billion increase in securities sold under repurchase agreements, a $1.6 billion increase in non-U.S. deposits and a $564 million increase in noninterest- bearing deposits.

Operating Expenses

Operating expenses for the third quarter of $451 million were up $101 million, or 29%, from the third quarter of 1996 supporting business expansion and investments for future growth. Salaries and employee benefits were $250 million, up $56 million, or 29%, due to 11% more staff and an increase in incentive compensation resulting from strong financial results and a higher stock price. The after-tax profit margin improved to 16.6% in the third quarter of 1997 from 15.7% last year.

For the nine month period ended September 30, 1997, operating expenses were up $237 million, or 23% from the prior year, with over half the increase occurring in increased salaries and employee benefits costs.

State Street has developed and is currently implementing a plan to ensure Year 2000 compliance. Management estimates that the cost of the Year 2000 compliance to be approximately one to two percent of total expenses over the next three years and intends to manage these expenses within its normal investment spending level.

Credit Quality

Average loans for the third quarter of 1997 were $5.6 billion, and comprised 15% of total assets. About 30% of loans outstanding supported the liquidity needs of financial asset services customers and securities brokers in their trading and settlement activity. These loans are short-term, usually overnight, and have relatively low credit risk.

In the third quarter, the provision for loan losses charged against income was $5 million, up from $2 million a year ago to support the growth in the loan portfolio. There are no material changes in overall credit quality. During the quarter, the allowance for loan losses increased from $74 million to $79 million.

During the third quarter, non-performing assets decreased from $11 million to $8 million. Recoveries were $1 million, compared to none in the third quarter of 1996.

Taxes

Taxes were $49 million in the third quarter of 1997, as compared with $37 million a year ago. The effective tax rate was 32.5%, down from 33.6% in the third quarter of 1996. This lower effective tax rate resulted from higher levels of tax credits and tax exempt revenue and the utilization of non-U.S. tax losses.

Lines of Business

Following is a summary of line of business operating results for the nine months ended September 30:

------------------------------------------------------------------------------------------------------------------------------
                                                Financial                       Investment                    Commercial
Taxable equivalent basis                     Asset Services                     Management                      Lending
(Dollars in millions)                      1997           1996             1997         1996             1997         1996
------------------------------------------------------------------------------------------------------------------------------
Fee revenue...........................     $    877        $  691         $   297        $  229           $  46       $   34
Net interest revenue..................          352           301              19            18             120          107
                                           --------        -------        -------        ------           -----       ------
      Total revenue...................        1,229           992             316           247             166          141
Operating expenses....................          938           766             251           194              71           63
                                           ========        =======        =======        ======           =====       ======
      Operating profit................     $    291        $  226         $    65        $   53           $  95       $   78
                                           ========        =======        =======        ======           =====       ======

Pretax margin.........................        23.7%          22.8%           20.6%         21.4%           56.9%        55.2%
Percentage contribution...............          65%            63%             14%           15%             21%          22%
Average assets (billions).............     $   30.0        $ 25.4         $    .7        $   .5           $ 3.7       $  3.1


Financial Asset Services

Financial Asset Services provides accounting, custody, daily pricing, information, foreign exchange trading, cash management, securities lending and other services for investors with large pools of investment assets worldwide; and corporate trusteeship. Revenue from this line of business comprised 72% of State Street's total revenue for the first nine months of 1997.

Revenue increased to $1.2 billion, up 24% from $992 million in 1996. The $237 million increase in revenue resulted from increased cross-border investment activity, the installation of a substantial amount of new business and expanding relationships with customers, which are growing and using more services. Fee revenue was up 27% and reflected growth across the product line and very strong growth in foreign exchange trading revenue. Revenue increased from accounting, custody and other services for mutual funds, U.S. pension plans, and customers outside the U.S. Foreign exchange trading revenue was up substantially from a relatively weak year in 1996. Net interest revenue, up 17%, reflected an increase in interest-earning assets. The primary source of growth in interest earning assets was additional funding from customers in conjunction with their worldwide investment activities.

Operating expenses for the nine month period were $938 million, 22% higher than a year ago, due to business growth, investments for future growth, higher incentive compensation, and acquisitions.

Operating profit was $291 million, an increase of $64 million, or 28%, from a year ago and reflected strong revenue growth and an improvement in pretax profit margin.

Investment Management

State Street manages financial assets worldwide for both institutions and individuals and provides related services, particularly participant recordkeeping for defined contribution plans. State Street's investment management services feature a broad array of products, including quantitative equity management, both passive and active, money market funds, and fixed income strategies. Revenue from this line of business comprised 18% of State Street's total revenue for the first nine months of 1997.

Revenue grew 28%, to $316 million, due to revenue growth across the product line. Operating expenses increased 29% reflecting additional staff to support business growth and acquisitions. Operating profit was $65 million, an increase of $12 million, or 23%, from $53 million in 1996.

Commercial Lending

Commercial lending provides loans, credit facilities and other banking services for regional middle-market companies, for companies in selected industries nationwide, and for broker/dealers. Other credit services include asset-based finance, leasing and international trade finance. Revenue from this line of business comprised 10% of State Street's total revenue for the first nine months of 1997.

Revenue grew to $166 million, up 18% from $141 million in the nine months ended September 30, 1996, due primarily to a 21% increase in loans. Loans to New England businesses and specialty industries nationwide, leveraged leases, and international trade finance all grew.

Operating expenses in the 1997 nine month period increased 13%, supporting business growth. Operating profit was $95 million, an increase of $17 million, or 22%, from 1996, due to revenue growth and an improvement in the pre-tax margin.

New Accounting Developments

Information related to new accounting developments appears in Note A to the Consolidated Financial Statements.

Capital and Liquidity

State Street maintains a strong capital base to support its customers. Strong capital levels provide financial flexibility, which facilitates funding corporate growth and other business needs.

State Street is regulated by the Federal Reserve Board, which has established guidelines for minimum capital ratios. State Street has developed internal capital-adequacy policies to ensure that State Street Bank meets or exceeds the level required for the Federal Reserve Board's "well capitalized" category under the Prompt Corrective Action Regulations. State Street's capital management emphasizes risk exposure rather than simple asset levels; at 13.3%, State Street's Tier 1 risk-based capital ratio significantly exceeds the regulatory minimum of 4% and is among the highest for U.S. bank holding companies. State Street's total risk-based ratio of 13.4% significantly exceeds the regulatory minimum, and is among the highest for U.S. bank holding companies.

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

State Street maintains a large portfolio of liquid assets. When liquidity is measured by the ratio of liquid assets to total assets, State Street ranks among the highest of U.S. banking companies. At September 30, 1997, State Street's liquid assets were 73% of total assets.

Foreign Exchange And Derivative Financial Instruments

State Street uses foreign exchange and a variety of financial derivative instruments to support customers' needs, conduct trading activities, and manage its own interest rate and currency risk. These activities are designed to create trading revenue or hedge net interest revenue. In addition, State Street provides services related to derivative instruments in its role as both a manager and servicer of financial assets.

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

As of September 30, 1997, the notional amount of these instruments was $113.4 billion, of which $110.6 billion was foreign exchange forward contracts. Long and short foreign exchange forward positions are closely matched by State Street to minimize currency and interest rate risk. In order to estimate changes in the value of the outstanding contracts, all forward foreign exchange contracts are valued daily at current market rates.

State Street uses various derivatives to minimize the interest rate and foreign exchange risks associated with its global business activities. As of September 30, 1997, the notional amount of these derivatives was $585 million.

Associated with derivatives are market and credit risks that could expose State Street to potential losses. Market risk relates to the possibility that financial instruments may change in value due to future fluctuations in market prices. There may be considerable day-to-day variation in market-risk exposure because of changing expectations of future currency values or interest rates. Credit risk relates to the possibility that a loss may occur from failure of another party to perform according to the terms of a contract.

Trading activities involving both foreign exchange and interest rate derivatives are managed using earnings-at-risk measures and trading limits as established by risk management policies. Interest rate and foreign exchange derivatives used as part of the asset and liability management process undergo the same credit and interest rate risk analyses as on-balance sheet financial instruments.

Stockholders' Equity

The authorized number of common shares increased from 112 million at December 31, 1996 to 250 million at September 30, 1997. On May 28, 1997, State Street distributed a two-for-one stock split in the form of a 100% stock dividend to shareholders of record on April 30, 1997. The par value of these additional shares was capitalized by a transfer from retained earnings to common stock. Per share data has been restated for the stock split.

State Street purchased 200,000 shares of its stock during the third quarter of 1997. Under the current Board of Directors' authorization, the corporation was authorized to purchase an additional 3.2 million shares as of September 30, 1997.

Financial Goals and Factors That May Affect Them

State Street's primary financial goal is sustainable real growth in earnings per share. There are two supporting goals, one for total revenue and one for return on common stockholders' equity ("ROE"). The revenue goal is 12.5% real, or inflation adjusted, growth in revenue per year for the decade of the 1990s. Decade-to-date, this has translated into a nominal growth goal of 15.2% compounded per year. The ROE goal is to achieve 18%.

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

Since the end of the quarter, there was abnormal volatility in securities markets worldwide and currency markets continued to be active. During this period, State Street successfully accommodated higher volumes of inquiries and transactions for its customers without encountering significant operational problems. These recent market actions are not expected to cause a disruption in State Street's revenue for the remainder of 1997.

PART II  -  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit Index
Exhibit                                                              Page of
 Number                                                            this Report

  11          Statement re:   computation of per share earnings        25
  12          Ratio of Earnings to Fixed Charges                       26
  15          Letter re:  unaudited interim financial information      27
  27          Financial data schedule                                  28
  99          Press Release dated September 22, 1997 re:
              Two New Directors to State Street's Board                29

(b)  Reports on Form 8-K

     None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            STATE STREET CORPORATION


Date:  November 12, 1997    By:   /s/ Ronald L. O'Kelley
                            ----------------------------------------------------
                                           Ronald L. O'Kelley
                            Executive Vice President and Chief Financial Officer


Date:  November 12, 1997    By:   /s/ Rex S. Schuette
                            ----------------------------------------------------
                                             Rex S. Schuette
                                  Senior Vice President and Comptroller