Form 10-K
period 1997-12-31
STATE STREET CORP
filed 1998-03-26
CIK 93751

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                 ----------------------------------------------

                                    FORM 10-K

[X]                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997
                                       OR
[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-5108

                            STATE STREET CORPORATION
             (Exact name of registrant as specified in its charter)

        MASSACHUSETTS                                           04-2456637
(State or other jurisdiction                                (I.R.S. Employer
      of incorporation)                                     Identification No.)

    225 Franklin Street                                          2110
   Boston, Massachusetts                                      (Zip Code)
   (Address of principal
    executive office)

                                  617-786-3000
              (Registrant's telephone number, including area code)

                 ----------------------------------------------

                Securities registered pursuant to Section 12(b) of the Act:

(Title of Class)                     (Name of each exchange on which registered)
----------------                     -------------------------------------------
Common Stock, $1 par value           Boston Stock Exchange
Preferred share purchase rights      New York Stock Exchange
                                     Pacific Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Registrant's Common Stock held by non-affiliates (persons other than directors and executive officers) of the registrant on February 28, 1998 was $9,799,573,000.

The number of shares of the Registrant's Common Stock outstanding on February 28, 1998 was 160,995,926.

Portions of the following documents are incorporated into the Parts of this Report on Form 10-K indicated below:

(1) The Annual Report to Stockholders for the year ended December 31, 1997 (Parts I and II)

(2) The Registrant's definitive Proxy Statement dated March 10, 1998 (Part III)
===============================================================================

                            STATE STREET CORPORATION
                                    FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                      INDEX

                                                                         PAGE
                                                                        NUMBER

PART I

Item 1     Business....................................................  1 - 14

Item 2     Properties..................................................  15

Item 3     Legal Proceedings...........................................  15

Item 4     Submission of Matters to a Vote of Security Holders ........  15

Item 4a    Executive Officers of the Registrant........................  16


PART II

Item 5     Market for Registrant's Common Equity and Related
           Stockholder Matters.........................................  17

Item 6     Selected Financial Data ....................................  17

Item 7     Management's Discussion and Analysis of Financial
           Condition and Results of Operations ........................  17

Item 7a    Quantitative and Qualitative Disclosure about Market
           Risk .......................................................  17

Item 8     Financial Statements and Supplementary Data ................  17

Item 9     Changes in and Disagreements With Accountants on
           Accounting and Financial Disclosure ........................  17


PART III

Item 10    Directors and Executive Officers of the Registrant..........  18

Item 11    Executive Compensation .....................................  18

Item 12    Security Ownership of Certain Beneficial Owners and
           Management .................................................  18

Item 13    Certain Relationships and Related Transactions .............  18


PART IV

Item 14    Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K ........................................  19 - 21

                                     PART I

ITEM 1.  BUSINESS

The business of State Street Corporation and its subsidiaries is further described in the "Financial Review" section of State Street Corporation's 1997 Annual Report to Stockholders, which section comprises Management's Discussion and Analysis of Financial Condition and Results of Operation for the Corporation; such description and information and analysis is included in
Exhibit 13 of this report and is incorporated by reference.

GENERAL DEVELOPMENT OF BUSINESS

State Street Corporation ("State Street" or the "Corporation"), formerly State Street Boston Corporation, is a bank holding company organized under the laws of the Commonwealth of Massachusetts and is a leading provider of services to institutional investors worldwide.

State Street was organized in 1970 and conducts its business principally through its subsidiary, State Street Bank and Trust Company ("State Street Bank," or the "Bank"), and traces its beginnings to the founding of the Union Bank in 1792. The charter under which State Street Bank now operates was authorized by a special act of the Massachusetts Legislature in 1891, and its present name was adopted in 1960.

State Street is a market leader in the businesses on which it focuses: services for institutional investors and investment management with $3.9 trillion of assets under custody and $390 billion of assets under management at year-end 1997. Customers include collective investment fund companies, corporations, public pension funds, unions and non-profit organizations in and outside of the United States. For information as to non-U.S. activities, refer to Note U to the Notes to Consolidated Financial Statements which appear in State Street's 1997 Annual Report to Stockholders. Such information is incorporated by reference.

Services are provided from 29 offices in the United States, as well as from offices in Austria, Australia, Belgium, Canada, Cayman Islands, Chile, Denmark, France, Germany, Japan, Luxembourg, Netherland Antilles, New Zealand, People's Republic of China, Singapore, Taiwan, the United Arab Emirates and the United Kingdom. State Street's executive offices are located at 225 Franklin Street, Boston, Massachusetts.

LINES OF BUSINESS

State Street reports three lines of business: Services for Institutional Investors, Investment Management and Commercial Lending. In 1997, 64% of operating profit came from services for institutional investors, 21% came from commercial lending and 15% from investment management. For additional information on State Street's lines of business, see pages 16 through 18 of State Street's 1997 Annual Report to Stockholders, under the caption "Lines of Business", which information is incorporated by reference.

Services for Institutional Investors. Services for institutional investors include accounting, custody, daily pricing and information services for large portfolios of investment assets. Customers include mutual funds and other collective investment funds, corporate and public pension plans, corporations, investment managers, non-profit organizations, unions, and other holders of investment assets. Institutional investors are offered other State Street services, including foreign exchange, cash management, securities lending, fund administration, record keeping, credit services, and deposit and short-term investment facilities. These services support institutional investors in developing and executing their strategies, enhancing their returns, and evaluating and managing risk.

With $1.7 trillion of mutual fund assets under custody, State Street is the leading mutual fund custodian in the United States. State Street began providing mutual fund services in 1924. Customers who sponsor the U.S. mutual funds that State Street services include investment companies, broker/dealers, insurance companies and others. In addition, State Street services offshore mutual funds and collective investment funds in other countries.

State Street is distinct from other mutual fund service providers because customers make extensive use of a number of related services in addition to custody, including accounting and daily pricing. Additional services include fund administration, accounting for multiple classes of shares, master/feeder accounting, and services for offshore funds and for local funds in locations outside the United States. Shareholder services are provided through an affiliate, Boston Financial Data Services, Inc.

State Street began servicing pension assets in 1974, and now has $1.9 trillion of pension and other assets under custody for U.S. customers. State Street is ranked as the largest servicer of tax-exempt (pension) assets for both corporations and public funds in the United States and is the largest global custodian for U.S. pension assets. Services include portfolio accounting, securities custody and other related services for retirement plans and other financial assets of corporations, public funds, endowments and foundations. State Street provides global and domestic custody and custody-related services for $266 billion in assets for customers outside the United States.

State Street provides foreign exchange services to institutional investors worldwide. These services include not only currency trading, but also currency research, risk management and electronic execution services. State Street is a securities lending agent providing lending and collateral management in 26 currencies as agent between institutional investors and broker/dealers worldwide. State Street also provides repurchase agreements and deposit services for the short-term cash needs associated with customers' investment activities. Trading and arbitrage operations are conducted with government securities, futures and options.

Investment Management. State Street was a pioneer in the development of domestic and international index funds. The Bank's investment management arm, State Street Global Advisors ("SSgA"), now offers an array of investment strategies, including passive, enhanced, and active management using quantitative and fundamental methods for both global equities and global fixed income. SSgA is a leading trustee and money manager for individuals. At year-end 1997, institutional and personal trust assets under management totaled $390 billion. Additionally, SSgA provides record-keeping and other services attendant to its investment management activities, including services for 2.4 million defined contribution plan participants as of year-end 1997. SSgA has 22 offices worldwide, including Boston, Hong Kong, London, Montreal, Paris, Sydney, and Tokyo. SSgA is the fourth-largest money manager in the United States, the second-largest manager of tax-exempt assets, and one of the five largest managers of defined-contribution plan assets.

Commercial Lending. State Street provides loans and other banking services for regional middle-market companies, for companies in selected industries nationwide, and for broker/dealers. Other services include leveraged leasing and international trade finance.

COMPETITION

State Street operates in a highly competitive environment in all areas of its business on a worldwide basis, including services to institutional investors, investment management and commercial lending. In addition to facing competition from other deposit-taking institutions, State Street faces competition from investment management firms, private trustees, insurance companies, mutual funds, broker/dealers, investment banking firms, law firms, benefits consultants, leasing companies, and business service companies. As State Street expands globally, additional sources of competition are encountered.

State Street believes there are certain key competitive considerations in these markets, including for investment asset servicing: price, quality of service, efficiencies from scale and technological expertise, and quality and scope of sales and marketing; for investment management: expertise, experience, and the availability of related service offerings; and for commercial lending: price, experience, and quality of marketing.

State Street's competitive success will primarily depend upon its ability to continue to develop and market new and innovative services and to adopt or develop new technologies that differentiate State Street services and that provide cost efficiencies, and the ability of State Street to continue to expand its relationships with existing and new customers.

EMPLOYEES

At December 31, 1997, State Street had 14,199 employees, of whom 13,798 were full-time.

REGULATION AND SUPERVISION

State Street is registered with the Board of Governors of the Federal Reserve System (the "Board") as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the "Act"). The Act, with certain exceptions, limits the activities that may be engaged in by State Street and its non-bank subsidiaries, which includes non-bank companies which it owns or controls more than 5% of a class of voting shares, to those which are deemed by the Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making such determination, the Board must consider whether the performance of any such activity by a subsidiary of State Street can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The Board is authorized to differentiate between activities commenced de novo and those commenced by the acquisition in whole or in part of a going concern. The Board may order a bank holding company to terminate any activity or its ownership or control of a non-bank subsidiary if the Board finds that such activity or ownership or control constitutes a serious risk to the financial safety, soundness or stability of a subsidiary bank and is inconsistent with sound banking principles or statutory purposes. In the opinion of management, all of State Street's present subsidiaries are within the statutory standard or are otherwise permissible. The Act also requires a bank holding company to obtain prior approval from the Board before it may acquire substantially all the assets of any bank or ownership or control of more than 5% of the voting shares of any bank.

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") generally permits bank holding companies to acquire banks located in any state without regard as to whether the transaction is prohibited under state law. In addition, it generally permits national and state chartered banks to merge across state lines (and thereby create interstate branches) commencing June 1, 1997. Under the provisions of the Interstate Act, states are permitted to "opt out" of this latter interstate branching authority by taking action prior to the commencement date. States may also "opt in" early (i.e. prior to June 1, 1997) to the interstate merger provisions. Further, the Interstate Act provides that states may act affirmatively to permit de novo branching by banking institutions across state lines.

Bank holding companies, such as State Street, are subject to Federal Reserve Board risk-based capital guidelines that require a minimum ratio of total capital to risk-weighted assets (including certain off-balance-sheet items) of 8%. At least 50% of total capital must consist of common stockholders' equity, minority interest, non-cumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less disallowed intangibles and other adjustments ("Tier 1 capital"). The remainder may consist of subordinated debt, other preferred stock, certain other instruments and a limited amount of loan loss reserves ("Tier 2 capital"). At December 31, 1997, State Street's consolidated Tier 1 capital and total capital ratios were 13.7% and 13.8% respectively.

In addition, bank holding companies are subject to Federal Reserve Board minimum leverage ratio guidelines. These guidelines provide for a minimum ratio of Tier 1 capital to total average assets (the "leverage ratio") of 3% for bank holding companies that meet certain specified criteria, including those having the highest regulatory rating. All other bank holding companies generally are required to maintain a leverage ratio of at least 3% plus an additional cushion of 100 to 200 basis points. State Street's leverage ratio at December 31, 1997, was 5.9%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. The Federal Reserve Board has indicated that it will also consider a "tangible Tier 1 capital leverage ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

State Street Bank is subject to similar risk-based and leverage capital requirements. State Street Bank was in compliance with the applicable minimum capital requirements as of December 31, 1997. Neither State Street nor State Street Bank has been advised of any specific minimum leverage ratio requirement applicable to it.

Failure to meet capital requirements could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business, which are described below.

State Street and its non-bank subsidiaries are affiliates of State Street Bank under the Federal banking laws, which impose certain restrictions on transfers of funds in the form of loans, extensions of credit, investments or asset purchases by State Street Bank to State Street and its non-bank subsidiaries. Transfers of this kind to State Street and its non-bank subsidiaries by State Street Bank are limited to 10% of State Street Bank's capital and surplus with respect to each affiliate and to 20% in the aggregate, and are also subject to certain collateral requirements. A bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or lease or sale of property or furnishing of services. Federal law also provides that certain transactions with affiliates must be on terms and under circumstances, including credit standards that are substantially the same, or at lease as favorable to the institution as those prevailing at the time for comparable transactions involving other non-qualified companies or, in the absence of comparable transactions, on terms and under circumstances, including credit standards, that in good faith would be offered to, or would apply to, nonaffiliated companies. The Board has jurisdiction to regulate the terms of certain debt issues of bank holding companies.

State Street, State Street Bank and their affiliates are also subject to restrictions with respect to issuing, floating and underwriting, or publicly selling or distributing, securities in the United States. State Street and its affiliates are able to underwrite and deal in specific categories of securities, including U.S. government and certain agency, state, and municipal securities.

Under Federal Reserve Board policy, a bank holding company is required to act as a source of financial and managerial strength to its subsidiary banks. Under this policy, State Street is expected to commit resources to its subsidiary banks in circumstances where it might not do so absent such policy. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a Federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority payment.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") has as its primary objectives to re-capitalize the Bank Insurance Fund and strengthen the regulation and supervision of financial institutions.

Pursuant to the FDICIA each Federal banking agency has adopted prompt corrective action regulations for the institutions that it regulates. The statute requires or permits the agencies to take certain supervisory actions when an insured depository institution falls within one of five specifically enumerated capital categories. It also restricts or prohibits certain activities and requires the submission of a capital restoration plan when an insured institution becomes undercapitalized. The regulations establish the numerical limits for five capital categories and establish procedures for issuing and contesting prompt corrective action directives. To be within the category "well capitalized", an insured depository institution must have a total risk-based capital ratio of
10.0 percent or greater, a Tier 1 risk-based capital ratio of 6.0 percent or greater, and a leverage ratio of 5.0 percent or greater and the institution must not be subject to an order, written agreement, capital directive, or prompt corrective action directive to meet specific capital requirements. An insured institution is "adequately capitalized" if it has a total risk-based capital ratio of 8.0 percent or greater, a Tier 1 risk-based capital ratio of 4.0 percent or greater, and a leverage ratio or 4.0 percent or greater (or a leverage ratio of 3.0 percent or greater if the institution is rated composite 1 under the regulatory rating system). The final three capital categories are levels of undercapitalized, which trigger mandatory statutory provisions. While other factors in addition to capital ratios determine an institution's capital category, State Street Bank's capital ratios were within the "well-capitalized" category at December 31, 1997. For further information as to the Corporation's capital position and capital adequacy, refer to the Liquidity and Capital Resources portion of the Financial Review section and to Note K to the Notes to Consolidated Financial Statements which appear in State Street's 1997 Annual Report to Stockholders. Such information is incorporated by reference.

The Federal Reserve Board adopted a final rule, as required by the FDICIA, prescribing standards that will limit the risks posed by an insured depository institution's exposure to any other depository institution. Banks are required to develop written policies and procedures to monitor credit exposure to other banks, and to limit to 25% of total capital exposure to "undercapitalized" banks.

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

Other FDICIA regulations adopted require independent audits, an independent audit committee of the bank's board of directors, stricter truth-in-savings provisions, and standards for real estate lending. The FDICIA amended deposit insurance coverage and the FDIC have implemented a rule specifying the treatment of accounts to be insured up to $100,000.

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

Legislation enacted as part of the Omnibus Budget Reconciliation Act of 1993 provides that deposits in U.S. offices and certain claims for administrative expenses and employee compensation against a U.S. insured depository institution which has failed will be afforded a priority over other general unsecured claims, including deposits in non-U.S. offices and claims under non-depository contracts in all offices, against such an institution in the "liquidation or other resolution" of such an institution by any receiver. Accordingly, such priority creditors (including FDIC, as the subrogee of insured depositors) of State Street Bank will be entitled to priority over unsecured creditors in the event of a "liquidation or other resolution" of such an institution.

DIVIDENDS

As a bank holding company, State Street is a legal entity separate and distinct from State Street Bank and its other non-bank subsidiaries. The right of State Street to participate as a stockholder in any distribution of assets of State Street Bank upon its liquidation or reorganization or otherwise is subject to the prior claims by creditors of State Street Bank, including obligations for Federal funds purchased and securities sold under repurchase agreements, as well as deposit liabilities. Payment of dividends by State Street Bank is subject to provisions of the Massachusetts banking law which provides that dividends may be paid out of net profits provided (i) capital stock and surplus remain unimpaired, (ii) dividend and retirement fund requirements of any preferred stock have been met, (iii) surplus equals or exceeds capital stock, and (iv) there are deducted from net profits any losses and bad debts, as defined, in excess of reserves specifically established therefore. Under the Federal Reserve Act, the approval of the Board of Governors of the Federal Reserve System would be required if dividends declared by the Bank in any year would exceed the total of its net profits for that year combined with retained net profits for the preceding two years, less any required transfers to surplus. Under applicable Federal and state law restrictions, at December 31, 1997, State Street Bank could have declared and paid dividends of $694 million without regulatory approval. Future dividend payments of the Bank and non-bank subsidiaries cannot be determined at this time.

ECONOMIC CONDITIONS AND GOVERNMENT POLICIES

Economic policies of the government and its agencies influence the operating environment of State Street. Monetary policy conducted by the Federal Reserve Board directly affects the level of interest rates and overall credit conditions of the economy. Policy instruments utilized by the Federal Reserve Board include open market operations in U.S. Government securities, changes in reserve requirements for depository institutions, and changes in the discount rate and availability of borrowing from the Federal Reserve. Government regulations of banks and bank holding companies are intended primarily for the protection of depositors of the banks, rather than of the stockholders of the institutions.

FACTORS AFFECTING FUTURE RESULTS

From time to time information provided by State Street, statements made by its employees, or information included in its filings with the Securities and Exchange Commission (including this Form 10-K), may contain statements which are not historic facts (so-called "forward looking statements"), including statements about the Corporation's confidence and strategies and its expectation about revenues and market growth, new technologies, services and opportunities, and earnings. These statements may be identified by such forward looking terminology as "expect", "look", "believe", "anticipate", "may", "will", or similar statements or variations of such terms. These forward-looking statements involve certain risks and uncertainties which could cause actual results to differ materially. Factors that may cause such differences include, but are not limited to, the factors discussed in this section and elsewhere in this Form 10-K. Each of these factors, and others, are also discussed from time to time in the Corporation's other filings with the Securities and Exchange Commission, including its reports on Form 10-Q.

Cross-border investing. Cross-border investing by customers worldwide benefits State Street's revenue. Future revenue may increase or decrease depending upon the extent of cross-border investments made by customers or future customers.

Savings rate of individuals. State Street benefits from the savings of individuals that are invested in mutual funds or defined contribution plans. Changes in savings rates or investment styles may affect revenue.

Value of worldwide financial markets. As worldwide financial markets increase or decrease in value, State Street's opportunities to invest and service financial assets may change. Since a portion of the Corporation's fees are based on the value of assets under custody and management, fluctuations in worldwide securities market valuations will affect revenue.

Dynamics of markets served. Changes in markets served, including the growth rate of U.S. mutual funds, the pace of debt issuance, outsourcing decisions, and mergers, acquisitions and consolidations among customers and competitors can affect revenue. In general, State Street benefits from an increase in the volume of financial market transactions serviced.

State Street provides services worldwide. Global and regional economic factors and changes or potential changes in laws and regulations affecting the Corporation's business, including changes in monetary policy, could also affect results of operations.

Interest rates. Market interest rate levels, the shape of the yield curve and the direction of interest rate changes affect both net interest revenue and fiduciary compensation from securities lending. In a stable rate environment, State Street benefits from high interest rates, because it has a larger amount of interest-earning assets than interest-bearing liabilities, and from a steeper curve. All else being equal, in the short term State Street benefits from falling interest rates and is negatively affected by rising rates because interest-bearing liabilities re-price sooner than interest-earning assets.

Volatility of currency markets. The degree of volatility in foreign exchange rates can affect the amount of foreign exchange trading revenue.

Pace of pension reform. State Street expects to benefit from worldwide pension reform that creates additional pools of assets that use custody and related services and investment management services. The pace of pension reform may affect the pace of revenue growth.

Pricing/competition. Future prices the Corporation is able to obtain for its products may increase or decrease from current levels depending upon demand for its products, its competitors' activities, and the introduction of new products into the marketplace.

Pace of new business. The pace at which existing and new customers use additional services and assign additional assets to State Street for management or custody will affect future results.

Business mix. Changes in business mix, including the mix of U.S. and non-U.S. business, will affect future results.

Rate of technological change. Technological change creates opportunities for product differentiation and reduced costs as well as the possibility of increased expenses. State Street's financial performance depends in part on its ability to develop and market new and innovative services and to adopt or develop new technologies that differentiate State Street's products or provide cost efficiencies.

Year 2000 modifications. State Street has implemented a program that addresses all aspects of Year 2000 compliance. For information as to the program, its costs, and projected completion date, see page 16 of State Street's 1997 Annual Report to Stockholders, under the caption "Year 2000", which information is incorporated by reference. The costs and projected completion date of State Street's Year 2000 program are estimates. Factors that may cause material differences include the availability and cost of systems and other personnel, non-compliance of third-party providers, and similar uncertainties. If necessary modifications and conversions are not completed in time, the Year 2000 issue could affect State Street's performance.

Acquisitions and alliances. Acquisitions of complementary businesses and technologies and strategic alliances are an active part of State Street's overall business strategy, and the Corporation has completed several acquisitions in recent years. However, there can be no assurance that services, technologies, key personnel, and businesses of acquired companies will be effectively assimilated into State Street's business or service offerings or that alliances will be successful.

SELECTED STATISTICAL INFORMATION

The following tables contain State Street's consolidated statistical information relating to, and should be read in conjunction with, the consolidated financial statements, selected financial data and management's discussion and analysis of financial condition and results of operation, all of which appear in State Street's 1997 Annual Report to Stockholders and is incorporated by reference herein.

Distribution of Average Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential

The average statements of condition and net interest revenue analysis for the years indicated are presented below.

----------------------------------------------------------------------------------------------------------------------------------
                                                    1997                           1996                           1995
                                          ----------------------------    --------------------------    ---------------------------
                                          Average              Average    Average            Average    Average             Average
(Dollars in millions)                     Balance    Interest   Rate      Balance  Interest   Rate      Balance  Interest    Rate
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-bearing deposits with banks(1)   $  8,516   $  415     4.88%    $  7,041  $  336     4.78%     $ 5,466   $  287     5.25%
Securities purchased  under resale
  agreements and securities borrowed         6,413      354     5.52        6,010     326     5.43        5,569      329     5.91
Federal funds sold ..................          708       39     5.57          561      30     5.35          475       28     5.97
Trading account assets ..............          153        9     5.60          326      18     5.41          412       21     5.13
Investment securities:
  U.S. Treasury and Federal agencies         5,980      360     6.03        4,319     261     6.03        4,139      243     5.89
  State and political subdivisions ..        1,645      105     6.37        1,478      92     6.25        1,183       71     5.96
  Other investments .................        2,659      163     6.12        2,111     127     6.01        2,212      134     6.05
Loans(2):
  Domestic ..........................        3,905      243     6.22        3,353     212     6.32        2,926      201     6.88
  Non-U.S. ..........................        1,446      111     7.67        1,160      78     6.71          738       57     7.69
                                          --------   ------              --------  ------                ------   ------
    Total interest-earning assets ...       31,425    1,799     5.73       26,359   1,480     5.61       23,120    1,371     5.93
                                                     ------                        ------                         ------
Cash and due from banks .............        1,119                          1,164                         1,026
Allowance for loan losses ...........          (76)                           (70)                          (62)
Premises and equipment ..............          475                            458                           481
Customers' acceptance liability(3) ..           68                             42                            63
Other assets ........................        2,415                          1,530                         1,554
                                          --------                       --------                       -------
  Total Assets ......................     $ 35,426                       $ 29,483                       $26,182
                                          ========                       ========                       =======
LIABILITIES AND STOCKHOLDERS'
  EQUITY
Interest-bearing deposits:
  Savings ...........................     $  2,081   $   87     4.17%    $  2,097  $   86     4.10%     $ 1,913   $   85     4.45%
  Time ..............................          153        8     5.08          150       8     5.26          131        7     5.47
  Non-U.S. ..........................       12,645      417     3.30       10,372     331     3.19        8,470      324     3.82
Securities sold under repurchase
  agreements ........................        9,598      499     5.20        7,819     394     5.05        7,080      399     5.65
Federal funds purchased .............          291       15     5.26          357      19     5.18          504       30     5.89
Other short-term borrowings .........          602       30     5.03          707      36     5.04          761       41     5.32
Notes payable .......................           76        3     4.34          124       3     2.47          214       12     5.73
Long-term debt ......................          717       55     7.70          213      15     6.95          127        9     6.71
                                          --------   ------              --------  ------               -------   ------
  Total interest-bearing liabilities        26,163    1,114     4.26       21,839     892     4.08       19,200      907     4.72
                                                     ------     ----               ------    -----                ------     ----
Non-interest bearing deposits .......        5,288                          4,638                         4,113
Acceptances outstanding (3) .........           68                             42                            64
Other liabilities ...................        2,060                          1,346                         1,322
Stockholders' equity ................        1,847                          1,618                         1,483
                                          --------                       --------                       -------
  Total Liabilities and Stockholders'
    Equity ..........................     $ 35,426                       $ 29,483                       $26,182
                                          ========                       ========                       =======
Net interest revenue ................                $  685                        $  588                         $  464
                                                     ------                        ------                         ------
Excess of rate earned over rate paid                            1.47%                         1.53%                          1.21%
                                                                ====                          ====                           ====
Net Interest Margin(4) ..............                           2.18%                         2.23%                          2.01%
                                                                ====                          ====                           ====

----------------------------------------------------------------------------------------------------------------------------------
(1) Amounts reported were with non-U.S. domiciled offices of other banks.
(2) Non-accrual loans are included in the average loan amounts outstanding.
(3) In 1997, 1996 and 1995, 28%, 40% and 22% of acceptances were non-U.S.
(4) Net interest margin is taxable equivalent net interest revenue divided by total average interest-earning assets.

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

---------------------------------------------------------------------------------------------------------------------------------
                                                           1997     Compared to     1996          1996    Compared to     1995
                                                         ------------------------------------   -----------------------------------
                                                         Change in   Change in   Net Increase   Change in   Change in   Net Increase
(Dollars in millions)                                     Volume        Rate      (Decrease)      Volume      Rate       (Decrease)
--------------------------------------------------------------------------------------------------------------------------------
Interest revenue related to:
Interest-bearing deposits with banks .................     $  72      $   7         $  79          $ 71     $ (22)         $  49
Securities purchased under resale agreements and
  securities borrowed ................................        22          6            28            95       (98)            (3)
Federal funds sold ...................................         8          1             9             4        (2)             2
Trading account assets ...............................       (10)         1            (9)           (4)        1             (3)
Investment securities:
  U.S. Treasury and Federal agencies .................       100                      100            12         6             18
  State and political subdivisions ...................        10          2            12            18         3             21
  Other investments ..................................        34          2            36            (6)       (1)            (7)
Loans:
  Domestic ...........................................        34         (3)           31            24       (13)            11
  Non-U.S. ...........................................        21         12            33            27        (6)            21
                                                           -----      -----         -----          ----     -----          -----
  Total interest-earning assets ......................       291         28           319           241      (132)           109
                                                           -----      -----         -----          ----     -----          -----
Interest expense related to:
Deposits:
  Savings ............................................       (1)          2             1             5        (4)             1
  Time................................................                                                1                        1
  Non-U.S. ...........................................        75         11            86            27       (20)             7
Federal funds purchased ..............................       (3)                       (3)           (8)       (3)           (11)
Securities sold under repurchase agreements ..........        92         12           104           269      (274)            (5)
Other short-term borrowings ..........................       (6)                       (6)           (3)       (2)            (5)
Notes payable ........................................                                               (4)       (5)            (9)
Long-term debt .......................................        38          2            40             6                        6
                                                           -----      -----         -----          ----     -----          -----
  Total interest-bearing liabilities .................       195         27           222           293      (308)           (15)
                                                           -----      -----         -----          ----     -----          -----
Net Interest Revenue .................................     $  96      $   1         $  97          $(52)    $ 176          $ 124
                                                           =====      =====         =====          ====     =====          =====

--------------------------------------------------------------------------------------------------------------------------------

Investment Portfolio

Investment securities consisted of the following at December 31:
--------------------------------------------------------------------------------------------------------------------------------
(Dollars in millions)                                                                           1997        1996       1995
--------------------------------------------------------------------------------------------------------------------------------
Held to Maturity (at amortized cost):
  U.S. Treasury and Federal agencies ....................................................     $    893    $    859   $     824
                                                                                              --------    --------   ---------
    Total ...............................................................................     $    893    $    859   $     824
                                                                                              ========    ========   =========
Available for Sale (at fair value):
  U.S. Treasury and Federal agencies ....................................................     $  4,919    $  4,643   $   2,284
  State and political subdivisions ......................................................        1,657       1,559       1,306
  Asset-backed securities ...............................................................        1,673       1,200         893
  Collateralized mortgage obligations ...................................................          571         631         720
  Other investments .....................................................................          662         495         332
                                                                                              --------    --------   ---------
    Total ...............................................................................     $  9,482    $  8,528   $   5,535
                                                                                              ========    ========   =========

--------------------------------------------------------------------------------------------------------------------------------

State Street reclassified certain securities from held to maturity to available for sale on December 1, 1995, in accordance with SFAS No. 115 Implementation Guides. At the date of transfer the amortized cost of those securities was $3.8 billion and the net unrealized gain on those securities was $3 million, which was recorded net of tax in stockholders' equity at the date of transfer.

The maturities of investment securities at December 31, 1997 and the weighted average yields (fully taxable equivalent basis) were as follows:

--------------------------------------------------------------------------------------------------------------------------------
                                                                                        Years
                                                   -----------------------------------------------------------------------------
                                                         Under 1              1 to 5              5 to 10            Over 10
                                                   -----------------------------------------------------------------------------
(Dollars in millions)                              Amount      Yield    Amount     Yield     Amount    Yield     Amount    Yield
--------------------------------------------------------------------------------------------------------------------------------
Held to Maturity (at amortized cost):
  U.S. Treasury and Federal agencies ..........    $     644   5.86%    $    249   5.97%
                                                   ---------            --------
      Total ...................................    $     644            $    249
                                                   =========            ========

Available for Sale (at fair value):
  U.S. Treasury and Federal agencies...........    $   3,280   6.03     $  1,547   6.06      $   66    6.42%     $   26    7.70%
  State and political subdivisions ............          454   6.36          746   6.54         119    6.28         338    6.29
  Asset-backed securities .....................        1,115   6.09          536   6.18          20    7.22           2    6.09
  Collateralized mortgage obligations .........          337   6.14          206   6.14          19    6.14           9    6.29
  Other investments ...........................           73   5.35          570   5.19                              19    6.29
                                                   ---------            --------             ------              ------
      Total ...................................    $   5,259            $  3,605             $  224              $  394
                                                   =========            ========             ======              ======

--------------------------------------------------------------------------------------------------------------------------------

Loan Portfolio

Domestic and non-U.S. loans at December 31 and average loans outstanding for the years ended December 31, were as follows:

----------------------------------------------------------------------------------------------------------------------------------
(Dollars in millions)                                                          1997       1996       1995       1994       1993
----------------------------------------------------------------------------------------------------------------------------------
Domestic:
  Commercial and financial ...............................................   $  3,623   $  3,022   $  2,620   $  2,111   $  1,935
  Lease financing.........................................................        296        304        315        342        255
  Real estate.............................................................         74        118         96        101         94
                                                                             --------   --------   --------   --------   --------
    Total domestic........................................................      3,993      3,444      3,031      2,554      2,284
                                                                             --------   --------   --------   --------   --------
Non-U.S.:
  Commercial and industrial ..............................................        829        764        634        511        296
  Lease financing ........................................................        669        415        256        110         71
  Banks and other financial institutions .................................         59         78         57         52         26
  Other ..................................................................         12         12          8          6          3
                                                                             --------   --------   --------   --------   --------
    Total Non-U.S. .......................................................      1,569      1,269        955        679        396
                                                                             --------   --------   --------   --------   --------
Total loans ..............................................................   $  5,562   $  4,713   $  3,986   $  3,233   $  2,680
                                                                             --------   --------   --------   --------   --------
Average loans outstanding ................................................   $  5,351   $  4,513   $  3,664   $  3,401   $  2,576
                                                                             ========   ========   ========   ========   ========

----------------------------------------------------------------------------------------------------------------------------------

Loan maturities for selected loan categories at December 31, 1997 were as follows:

--------------------------------------------------------------------------------------------------------------------------------
                                                                                                                Years
                                                                                                     ---------------------------
(Dollars in millions)                                                                                 Under 1    1 to 5   Over 5
--------------------------------------------------------------------------------------------------------------------------------
Commercial and financial ...........................................................................  $  3,143   $  413   $   67
Non-U.S. ...........................................................................................       900               669
Real estate ........................................................................................        21       44        9

--------------------------------------------------------------------------------------------------------------------------------

The following table shows the classification of the above loans due after one year according to sensitivity to changes in interest rates:

----------------------------------------------------------------------------------------------------------------------------------
(Dollars in millions)
----------------------------------------------------------------------------------------------------------------------------------
Loans with predetermined interest rates ................................................................................   $   817
Loans with floating or adjustable interest rates .......................................................................       385
                                                                                                                           -------
  Total ................................................................................................................   $ 1,202
                                                                                                                           =======

-----------------------------------------------------------------------------------------------------------------------------------

Loans are evaluated on an individual basis to determine the appropriateness of renewing each loan. State Street does not have a general rollover policy. Unearned revenue included in loans was $1 million for each of the years ended December 31, 1997 and 1996.

Non-Accrual Loans

It is State Street's policy to place loans on a non-accrual basis when they become 60 days past due as to either principal or interest, or when in the opinion of management, full collection of principal or interest is unlikely. Loans eligible for non-accrual, but considered both well secured and in the process of collection, are treated as exceptions and may be exempted from non-accrual status. When the loan is placed on non-accrual, the accrual of interest is discontinued and previously recorded but unpaid interest is reversed and charged against net interest revenue. Past due loans are loans on which principal or interest payments are over 90 days delinquent, but where interest continues to be accrued.

Non-accrual loans totaled $2 million, $12 million, $16 million, $23 million and $27 million as of December 31, 1997 through 1993 respectively. Non-accrual loans to non-U.S. customers were less than $1 million in 1997, $6 million in 1996, and none in 1995, 1994 and 1993.

Past due loans totaled less than $1 million as of December 31, 1997 through 1993, respectively. Past due loans included loans to non-U.S. customers for less than $1 million in 1997, and none for the years 1996 through 1993.

The interest revenue for 1997 which would have been recorded related to these non-accrual loans is less than $1 million for domestic loans. The interest revenue that was recorded on these non-accrual loans was less than $1 million all of which relates to domestic loans.

Allowance for Loan Losses

The changes in the allowance for loan losses for the years ended December 31, were as follows:

-------------------------------------------------------------------------------------------------------------------------------
(Dollars in millions)                                                           1997       1996      1995       1994      1993
-------------------------------------------------------------------------------------------------------------------------------
Balance at beginning of year:
  Domestic ................................................................    $  63      $  54     $  53      $  51     $  57
  Non-U.S. ................................................................       10          9         5          3         1
                                                                               -----      -----     -----      -----     -----
    Total allowance for loan losses .......................................       73         63        58         54        58
                                                                               -----      -----     -----      -----     -----
Provision for loan losses:
  Domestic ................................................................        6          7         4          9        10
  Non-U.S. ................................................................       10          1         4          2         1
                                                                               -----      -----     -----      -----     -----
    Total provision for loan losses .......................................       16          8         8         11        11
                                                                               -----      -----     -----      -----     -----
Loan charge-offs:
  Commercial and financial ................................................        1          4         5         10        16
  Real estate .............................................................        1                    1                    2
  Non-U.S. ................................................................        6          1         1
                                                                               -----      -----     -----      -----     -----
    Total loan charge-offs ................................................        8          5         7         10        18
                                                                               -----      -----     -----      -----     -----
Recoveries:
  Commercial and financial ................................................        1          3         2          3         2
  Real estate .............................................................                   3         1
  Non-U.S. ................................................................        1          1         1
                                                                               -----      -----     -----      -----     -----
    Total recoveries ......................................................        2          7         4          3         2
                                                                               -----      -----     -----      -----     -----
    Net loan charge-offs (recoveries) .....................................        6         (2)        3          7        16
                                                                               -----      -----     -----      -----     -----
Allowance of non-U.S. subsidiary purchased ................................                                                  1
Balance at end of year:
  Domestic ................................................................       68         63        54         53        51
  Non-U.S. ................................................................       15         10         9          5         3
                                                                               -----      -----     -----      -----     -----
    Total allowance for loan losses .......................................    $  83      $  73     $  63      $  58     $  54
                                                                               =====      =====     =====      =====     =====
Ratio of net charge-offs (recoveries) to average loans
  outstanding .............................................................      .11%     (.02)%      .07%       .23%      .63%
                                                                                 ===      ====        ===        ===       ===

-------------------------------------------------------------------------------------------------------------------------------

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

The provision for loan losses is a charge to earnings for the current period which is required to maintain the total allowance at a level considered adequate in relation to the level of risk in the loan portfolio. The provision for loan losses was $16 million and $8 million in 1997 and 1996, respectively.

At December 31, 1997, the allowance for loan losses was $83 million, or 1.49% of loans. This compares with an allowance of $73 million, or 1.54% of loans a year ago. This decline in the allowance percentage reflects improvement in measures of credit quality and a continuing satisfactory outlook for general economic conditions and its effect on borrowers.

Credit Quality

At December 31, 1997, loans comprised 14% of State Street's assets. State Street's loan policies limit the size of individual loan exposures to reduce risk through diversification.

In 1997, net charge-offs were $6 million versus net recoveries of $2 million in 1996. Net charge-offs for 1997, as a percentage of average loans, were .11% compared to net recoveries as a percentage of average loans of .02% for 1996.

At December 31, 1997, total non-performing assets were $6 million, a $7 million decrease from year-end 1996. For 1997 and 1996, respectively, non-performing assets include $2 million and $12 million of non-accrual loans and $4 million and less than $1 million of other real estate owned. In 1997, loans placed on non-accrual status were more than offset by payments and charge-offs. The increase in other real estate owned is due to the transfer of real estate previously acquired for expansion that will occur elsewhere.

In 1997, the measures of credit quality improved, as did the general economic outlook. We expect these levels of credit quality to continue in 1998. Actual results may differ materially from these forward looking statements due to deterioration in the economic conditions and other unforeseen factors.

Cross-Border Outstandings

Countries with which State Street has cross-border outstandings (primarily deposits and letters of credit to banks and other financial institutions) of at least 1% of its total assets at December 31, were as follows:

--------------------------------------------------------------------------------------------------------------------------------
(Dollars in millions)                                                                             1997        1996       1995
--------------------------------------------------------------------------------------------------------------------------------
Japan .....................................................................................    $    1,826   $  1,419   $     921
United Kingdom ............................................................................         1,793        806         834
Germany ...................................................................................         1,482      1,051         728
Canada ....................................................................................         1,127        675         359
Netherlands ...............................................................................         1,053        622         487
Australia .................................................................................           796        741         784
France ....................................................................................           715        883         852
Belgium ...................................................................................           618        350         337
Italy .....................................................................................           605        628         620
                                                                                               ----------   --------   ---------
  Total outstandings ......................................................................    $   10,015   $  7,175   $   5,922
                                                                                               ==========   ========   =========

---------------------------------------------------------------------------------------------------------------------------------

Aggregate of cross-border outstandings in countries having between .75% and 1% of total assets at December 31, 1997 was $729 million ($369 million for Switzerland and $360 million for Sweden); at December 31, 1996 was $276 million (Switzerland); and at December 31, 1995 was $240 million (Austria).

Deposits

The average balance and rates paid on interest-bearing deposits for the years ended December 31, were as follows:

--------------------------------------------------------------------------------------------------------------------------------
                                                                      1997                   1996                   1995
                                                              ---------------------- ---------------------- --------------------
                                                              Average      Average    Average     Average   Average     Average
(Dollars in millions)                                         Balance       Rate      Balance      Rate     Balance      Rate
--------------------------------------------------------------------------------------------------------------------------------
Domestic:
  Non-interest bearing deposits ...........................   $   5,191              $   4,586              $  4,063
  Savings deposits ........................................       2,081    4.17%         2,097    4.10%        1,913    4.45%
  Time deposits ...........................................         153    5.08            150    5.26           131    5.47
                                                              ---------              ---------              --------
    Total domestic ........................................   $   7,425              $   6,833              $  6,107
                                                              =========              =========              ========
Non-U.S.:
  Non-interest bearing deposits ...........................   $      97              $      52              $     50
  Interest bearing ........................................      12,645    3.30         10,372    3.19         8,470    3.82
                                                              ---------              ---------              --------
    Total non-U.S. ........................................   $  12,742              $  10,424              $  8,520
                                                              =========              =========              ========

--------------------------------------------------------------------------------------------------------------------------------

Maturities of domestic certificates of deposit of $100,000 or more at December 31, 1997 were as follows:

  -----------------------------------------------------------------------------------------------------------------------------
  (Dollars in millions)
  -----------------------------------------------------------------------------------------------------------------------------
  3 months or less ..................................................................................................   $   166
  3 to 6 months .....................................................................................................         6
  6 to 12 months ....................................................................................................        10
                                                                                                                        -------
    Total ...........................................................................................................   $   182
                                                                                                                        =======

  -----------------------------------------------------------------------------------------------------------------------------

At December 31, 1997 substantially all foreign time deposit liabilities were in amounts of $100,000 or more. Included in non-interest bearing deposits were non-U.S. deposits of $72 million at December 31, 1997 and $28 million at December 31, 1996 and 1995, respectively.

Return on Equity and Assets and Capital Ratios

The return on equity, return on assets, dividend payout ratio, equity to assets ratio and capital ratios for the years ended December 31, were as follows:

-------------------------------------------------------------------------------------------------------------------------------
                                                                                                 1997       1996        1995
-------------------------------------------------------------------------------------------------------------------------------
Net income to:
  Average stockholders' equity ..............................................................    20.6%      18.1%       16.7%
  Average total assets ......................................................................    1.07        .99         .94

Dividends declared to net income ............................................................    18.2       20.9        22.7
Average equity to average assets ............................................................     5.2        5.5         5.7
Risk-based capital ratios:
  Tier 1 capital ............................................................................    13.7       13.4        14.0
  Total capital .............................................................................    13.8       13.6        14.5
Leverage Ratio ..............................................................................     5.9        5.9         5.6

-------------------------------------------------------------------------------------------------------------------------------

Short-Term Borrowings

The following table reflects the amounts outstanding and weighted average interest rates of the primary components of short-term borrowings as of and for the years ended December 31:

-------------------------------------------------------------------------------------------------------------------------------
                                                                                               Securities Sold Under
                                                     Federal Funds Purchased                    Repurchase Agreement
                                             ------------------------------------       ---------------------------------------
 (Dollars in millions)                           1997         1996         1995           1997          1996          1995
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31 ..................      $   189      $   117       $  467      $   7,409      $  7,387      $  5,121
Maximum outstanding at any
  month end .............................          402          454          971         10,106        10,013         7,372
Average outstanding during the year .....          291          357          504          9,598         7,819         7,080
Weighted average interest rate at end
   of year ..............................         5.69%        5.05%        3.47%          5.20%         5.20%         5.17%
Weighted average interest rate during
   the year .............................         5.26         5.18         5.89           5.20          5.05          5.65

-------------------------------------------------------------------------------------------------------------------------------

ITEM 2.  PROPERTIES

State Street's headquarters are located in the State Street Bank Building, a 34 -story building at 225 Franklin Street, Boston, Massachusetts, which was completed in 1965. State Street leases approximately 500,000 square feet (or approximately 54% of the space in this building). The initial lease term was 30 years with two successive extension options of 20 years each at negotiated rental rates. State Street exercised the first of these two options which became effective on January 1, 1996 for a term of 20 years.

State Street owns five buildings located in Quincy, Massachusetts, a suburb of Boston. Four of the buildings, containing a total of approximately 1,365,000 square feet, function as State Street Bank's operations facilities. The fifth building, with 186,000 square feet, is leased to Boston Financial Data Services, Inc., a 50% owned affiliate. Additionally, State Street owns a 92,000 square foot building used as a second data center, and is currently constructing a 100,000 square foot data center which is scheduled for completion by year end 1998.

The remaining offices and facilities of State Street and its subsidiaries are leased. As of December 31, 1997, the aggregate mortgages and lease payments, net of sublease revenue, payable within one year amounted to $76 million plus assessments for real estate tax, cleaning and operating escalation.

For additional information relating to premises, see Note E to the Consolidated Financial Statements.

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

--------------------------------------------------------------------------------------------------------------
Name                                   Age     Position
--------------------------------------------------------------------------------------------------------------
Marshall N. Carter ............        57      Chairman and Chief Executive Officer
David A. Spina ................        55      President and Chief Operating Officer
Dale L. Carleton ..............        52      Vice Chairman
Nicholas A. Lopardo ...........        50      Vice Chairman
Maureen Scannell Bateman ......        54      Executive Vice President and General Counsel
Susan Comeau ..................        56      Executive Vice President
Ronald E. Logue ...............        52      Executive Vice President
Ronald L. O'Kelley ............        52      Executive Vice President, Chief Financial Officer and Treasurer
Albert E. Petersen ............        51      Executive Vice President
William M. Reghitto ...........        55      Executive Vice President
John R. Towers ................        56      Executive Vice President

--------------------------------------------------------------------------------------------------------------

All executive officers are elected by the Board of Directors. Each of the Chairman, President and Treasurer has been elected to hold office until the next annual meeting of stockholders and until their respective successors are chosen and qualified. Other executive officers hold office at the pleasure of the Board. There are no family relationships among any of the directors and executive officers of State Street. With the exception of Ms. Bateman and Messrs. O'Kelley and Towers, all of the executive officers have been officers of State Street for five years or more.

Ms. Bateman became an officer of State Street in 1997. Prior to joining State Street, she was Managing Director and General Counsel at United States Trust Company of New York for seven years. Prior to that, she had been Vice President and Counsel at Bankers Trust Company.

Mr. O'Kelley became an officer of State Street in 1995. Prior to joining State Street, he was Vice President and Chief Financial Officer of Douglas Aircraft Company, a subsidiary of McDonnell Douglas Corporation. Prior to that he was Senior Vice President and Chief Financial Officer of Rolls-Royce, Inc.

Mr. Towers became an officer of State Street in 1994. Prior to joining State Street he was Senior Vice President and Department Executive of Securities Processing at BankBoston. Prior to that he was Senior Vice President and Division Head of Mutual Funds at United States Trust Company of New York.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Information concerning the market prices of and dividends on State Street's common stock during the past two years appears on page 20 of State Street's 1997 Annual Report to Stockholders and is incorporated by reference. There were 6,199 stockholders of record at December 31, 1997. State Street's common stock is listed on the New York Stock Exchange, ticker symbol: STT. State Street's common stock is also listed on the Boston and Pacific Stock Exchanges.

On May 28, 1997, State Street distributed a two-for-one stock split in the form of a 100% stock dividend to shareholders.

Directors of the Corporation who are not employees received an annual retainer in 1997 of $25,000, payable at the election of the director in cash or in shares of Common Stock of the Corporation. All non-employee directors elected to receive payment of their 1997 annual retainer in shares of Common Stock. An aggregate of 10,780 shares were issued in 1997. Exemption from registration of the shares is claimed by the Corporation under Section 4(2) of the Securities Act of 1933.

In July 1997, State Street, by vote of its Board of Directors, awarded to each non-employee director in office on April 16, 1997 the right to receive 260 shares of Common Stock (the number of shares obtained by dividing one-half of the annual retainer of each director by the closing price of a share of the Corporation's stock on July 1, 1997), which shares will be issued to the director following the date he or she ceases to be a director of the Corporation (or, if so elected by an individual director, on a later date, but not more than 10 years after the individual ceases to be a director). The Board of Directors may, at any time, vote to accelerate the issuance of the deferred shares to a director. Rights to receive an aggregate of 3,900 shares were awarded. Exemption from registration of the awards is claimed by the Corporation under Section 4(2) of the Securities Act of 1933.

ITEM 6.  SELECTED FINANCIAL DATA

The information required by this item is set forth on page 9 of State Street's 1997 Annual Report to Stockholders and is incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The information required by this item appears in State Street's 1997 Annual Report to Stockholders on pages 2 through 7 and pages 10 through 23 and is incorporated by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information required by this item appears in State Street's 1997 Annual Report to Stockholders on pages 21 through 23 and is incorporated by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements, Report of Independent Auditors and Supplemental Financial Data appear on pages 24 through 45 of State Street's 1997 Annual Report to Stockholders and are incorporated by reference. In addition, discussion of restrictions on transfer of funds from State Street Bank to Registrant is included in Part I, Item 1, "Dividends".

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning State Street's directors appears on pages 1 to 6 of State Street's Proxy statement for the 1998 Annual Meeting of Stockholders under the caption "Election of Directors". Such information is incorporated by reference.

Information concerning State Street's executive officers appears under the caption "Executive Officers of the Registrant" in Item 4.A of this Report.

Information concerning Section 16(a) Beneficial Ownership Reporting compliance appears on page 9 of State Street's Proxy Statement for the 1998 Annual Meeting of Stockholders under the caption "Compliance with Section 16(a) of the Securities Exchange Act". Such information is incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

Information in response to this item appears on pages 15 and 16 in State Street's Proxy Statement for the 1997 Annual Meeting of Stockholders under the caption "Executive Compensation", on page 7 in State Street's Proxy Statement for the 1997 Annual Meeting of Stockholders under the caption "Compensation of Directors", on pages 18 to 20 in State Street's Proxy Statement for the 1997 Annual Meeting of Stockholders under the caption "Retirement Benefits", on pages 10 to 14 in State Street's Proxy Statement for the 1998 Annual Meeting of Stockholders under the caption "Report of the Executive Compensation Committee", and on page 17 in State Street's Proxy Statement for the 1997 Annual Meeting of Stockholders under the caption "Stockholder Return Performance Presentation". Such information is incorporated by reference.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning security ownership of certain beneficial owners and management appears on pages 8 and 9 in State Street's Proxy Statement for the 1998 Annual Meeting of Stockholders. Such information is incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions appears on page 9 in State Street's Proxy Statement for the 1997 Annual Meeting of Stockholders under the caption "Certain Transactions". Such information is incorporated by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)   FINANCIAL STATEMENTS
         The following consolidated financial statements of State Street included in its Annual Report to Stockholders for the year ended December 31, 1997 are incorporated by reference in Item 8 hereof:

         Consolidated Statement of Income - Years ended December 31, 1997, 1996 and 1995
         Consolidated Statement of Condition - December 31, 1997 and 1996 Consolidated Statement of Cash Flows - Years ended December 31, 1997, 1996 and 1995
         Consolidated Statement of Changes in Stockholders' Equity - Years ended December 31, 1997, 1996, and 1995
         Notes to Financial Statements
         Report of Independent Auditors

   (2)   FINANCIAL STATEMENT SCHEDULES
         Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are not required under the related instructions, are inapplicable, or the information is contained herein and therefore have been omitted.

   (3)   EXHIBITS

         A list of the exhibits filed or incorporated by reference is as follows:

          3.1        Restated Articles of Organization (as amended)
          3.2 By-laws as amended (filed with the Securities and Exchange Commission as Exhibit 3.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated by reference)
          3.3 Certificate of Designation, Preferences and Rights (filed with the Securities and Exchange Commission as Exhibit 3.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated by reference)
          4.1 The description of Registrant Common Stock included in the Registrant effective registration statement report on Form 10, as filed with the Securities and Exchange Commission on September 3, 1970 and amended on May 12, 1971 and incorporated by reference
          4.2 Rights Agreement dated as of September 15, 1988 between Registrant and The First National Bank of Boston, Rights Agent (filed with the Securities and Exchange Commission as
                     Exhibit 4 to Registrant's Current Report on Form 8-K dated September 30, 1988 an incorporated by reference)
          4.3 Amendment to Rights Agreement dated as of September 20, 1990 between Registrant and The First National Bank of Boston, Rights Agent (filed with the Securities and Exchange Commission as Exhibit 4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990 and incorporated by reference)
          4.4 Indenture dated as of May 1, 1983 between Registrant and Morgan Guaranty Trust Company of New York, Trustee, relating to Registrant 7 3/4% Convertible Subordinated Debentures due 2008 (filed with the Securities and Exchange Commission as Exhibit 4 to Registrant's Registration Statement on Form S-3 filed on April 22, 1983, Commission File No. 2-83251 and incorporated by reference)
          4.5 Indenture dated as of August 2, 1993 between Registrant and The First National Bank of Boston, as trustee relating to Registrant's long-term notes (filed with the Securities and Exchange Commission as Exhibit 4 to Registrant's Current Report on Form 8-K dated October 8, 1993 and incorporated by reference)
          4.6 Instrument of Resignation, appointment, and acceptance, dated as of February 14, 1996 between Registrant, The First National Bank of Boston (resigning trustee) and Fleet National Bank of Massachusetts (successor trustee) (filed with the Securities and Exchange Commission as Exhibit 4.6 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated by reference)
          4.7 Junior Subordinated Indenture dated as of December 15, 1996 between Registrant and the First National Bank of Chicago (filed with the Securities and Exchange Commission as
                     Exhibit 1 to Registrant's Current Report on Form 8-K dated February 27, 1997 and incorporated by reference)
          4.8 Amended and Restated Trust Agreement dated as of December 15, 1996 relating to State Street Institutional Capital A (filed with the Securities and Exchange Commission as
                     Exhibit 2 to Registrant's Current Report on Form 8-K dated February 27, 1997 and incorporated by reference)
          4.9 Capital Securities Guarantee Agreement dated as of December 15, 1996 between Registrant and the First National Bank of Chicago (filed with the Securities and Exchange Commission as Exhibit 3 to Registrant's Current Report on Form 8-K dated February 27, 1997 and incorporated by reference)
          4.10 Amended and Restated Trust Agreement, dated March 11, 1997 relating to State Street Institutional Capital B (filed with the Securities and Exchange Commission as Exhibit 2 to the Registrant's Current Report on Form 8-K dated March 11, 1997 and incorporated by reference)
          4.11 Capital Securities Guarantee Agreement dated March 11, 1997 between registrant and the First National Bank of Chicago (filed with the Securities and Exchange Commission as
                     Exhibit 3 to Registrant's Current Report on Form 8-K dated March 11, 1997 and incorporated by reference)
          4.12 (Note: Registrant agrees to furnish to the Securities and Exchange Commission upon request a copy of any other instrument with respect to long-term debt of Registrant and its subsidiaries. Such other instruments are not filed herewith since no such instrument relates to outstanding debt in an amount greater than 10% of the total assets of Registrant and its subsidiaries on a consolidated basis.)
          4.13 Instrument of Resignation, appointment and acceptance dated as of June 26, 1997 between Registrant, Fleet National Bank (resigning trustee) and First Trust National Association (successor trustee)
          10.1 Registrant's 1984 Stock Option Plan as amended (filed with the Securities and Exchange Commission as Exhibit 4(a) to Registrant's Registration Statement on Form S-8 (File No. 2-93157 and incorporated by reference)
          10.2 Registrant's 1985 Stock Option and Performance Share Plan as amended (filed with the Securities and Exchange Commission as Exhibit 10.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1985 and incorporated by reference)
          10.3 Registrant's 1989 Stock Option Plan as amended (filed with the Securities and Exchange Commission as Exhibit 10.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1989 and incorporated by reference)
          10.4 Registrant's 1990 Stock Option and Performance Share Plan as amended (filed with the Securities and Exchange Commission as Exhibit 10.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated by reference)
          10.5 Registrant's Supplemental Executive Retirement Plan, together with individual benefit agreements (filed with the Securities and Exchange Commission as Exhibit 10.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated by reference)
          10.5A Amendment No. 1 dated as of October 19, 1995, to Registrant's Supplemental Executive Retirement Plan (filed with the Securities and Exchange Commission as Exhibit 10.6A to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated by reference)
          10.6 Individual Pension Agreement with Marshall N. Carter (filed with the Securities and Exchange Commission as Exhibit
                     10.10 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated by reference)
          10.7 Revised Termination Benefits Arrangement with Marshall N. Carter (filed with the Securities and Exchange Commission as Exhibit 10.10 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated by reference)
          10.8 Registrant's 1994 Stock Option and Performance Unit Plan (filed with the Securities and Exchange Commission as
                     Exhibit 10.17 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated by reference)
          10.8A Amendment No. 1 dated as of October 19, 1995, to Registrant's 1994 Stock Option and Performance Unit Plan (filed with the Securities and Exchange Commission as
                     Exhibit 10.13A to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated by reference)
          10.9 Registrant's Supplemental Defined Benefit Pension Plan for Senior Executive Officers (filed with the Securities and Exchange Commission as Exhibit 10.21 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated by reference)
          10.10 Registrant's Non-employee Director Retirement Plan (filed with the Securities and Exchange Commission as Exhibit
                     10.22 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated by reference)
          10.11 State Street Global Advisors Incentive Plan for 1996 (filed with the Securities and Exchange Commission as Exhibit
                     10.19 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated by reference)
          10.12 Forms of Employment Agreement with Officers (Levels 1, 2, and 3) approved by the Board of Directors on September, 1995 (filed with the Securities and Exchange Commission as
                     Exhibit 10.20 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated by reference)
          10.13 State Street Global Advisors Equity Compensation Plan (filed with the Securities and Exchange Commission as
                     Exhibit 10 to the Registrant's Form 10-Q for the quarterly period ended September 30, 1996 and incorporated by reference)
          10.14 Senior Executives Annual Incentive Plan (filed with the Securities and Exchange Commission as Exhibit 10.17 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated by reference)
          10.15 Executive Compensation Trust Agreement dated December 6, 1996 (Rabbi Trust) (filed with the Securities and Exchange Commission as Exhibit 10.18 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated by reference)
          10.16 Registrant's 1997 Equity Incentive Plan (filed with the Securities and Exchange Commission as Exhibit 10.22 to the Registrant's Form 10-Q for the quarterly period ended June 30, 1997 and incorporated by reference)
          10.17      Amendment to Registrant's 1997 Equity Incentive Plan
          10.18 Description of 1997 deferred stock awards and issuances in lieu of retainer to non-employee directors
          12.1       Statement of ratio of earnings to fixed charges
          13 Portions of State Street Corporation's Annual Report to Stockholders for the year ended December 31, 1997. With the exception of the information incorporated by reference in Items 1, 2, 5, 6, 7, 7A, 8 and 14 of this Form 10-K, the Annual Report to Stockholders is not deemed filed as part of this report.
          21.1       Subsidiaries of State Street Corporation
          23.1       Consent of Independent Auditors
          27.1 Financial Data Schedule (such schedule is not deemed filed as part of this report) year ended December 31, 1997
          27.2       Restated Financial Data Schedule year ended December 31,
                     1996
          27.3       Restated Financial Data Schedule year ended December 31,
                     1995
          27.4 Restated Financial Data Schedule nine months ended September 30, 1997
          27.5       Restated Financial Data Schedule six months ended June 30,
                     1997
          27.6       Restated Financial Data Schedule three months ended March
                     31, 1997
          27.7 Restated Financial Data Schedule nine months ended September 30, 1996
          27.8       Restated Financial Data Schedule six months ended June 30,
                     1996
          27.9       Restated Financial Data Schedule three months ended March
                     30, 1996

(b)      REPORTS ON FORM 8-K
         None

                                   SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, on March 19, 1998, thereunto duly authorized.

                                            STATE STREET CORPORATION

                                            By  /s/ Rex S. Schuette
                                                ----------------------------
                                            REX S. SCHUETTE,
                                            Senior Vice President and
                                            Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 19, 1998 by the following persons on behalf of the registrant and in the capacities indicated.

OFFICERS:

/s/ Marshall N. Carter                          /s/ Ronald L. O'Kelley
-----------------------------------             --------------------------------
MARSHALL N. CARTER,                             RONALD L. O'KELLEY,
Chairman and Chief Executive Officer            Executive Vice President, Chief
                                                Financial Officer and Treasurer

                                                /s/ Rex S. Schuette
                                                --------------------------------
                                                REX S. SCHUETTE,
                                                Senior Vice President and
                                                Chief Accounting Officer

DIRECTORS:

/s/ Tenley E. Albright
-----------------------------------             --------------------------------
TENLEY E. ALBRIGHT                              JOSEPH A. BAUTE

/s/ I. Macallister Booth                        /s/ James I. Cash
-----------------------------------             --------------------------------
I. MACALLISTER BOOTH                            JAMES I. CASH

/s/ Truman S. Casner
-----------------------------------             --------------------------------
TRUMAN S. CASNER                                NADER F. DAREHSHORI

/s/ Arthur L. Goldstein                         /s/ David P. Gruber
-----------------------------------             --------------------------------
ARTHUR L. GOLDSTEIN                             DAVID P. GRUBER

/s/ Charles F. Kaye                             /s/ John M. Kucharski
-----------------------------------             --------------------------------
CHARLES F. KAYE                                 JOHN M. KUCHARSKI

/s/ Charles R. Lamantia                         /s/ David B. Perini
-----------------------------------             --------------------------------
CHARLES R. LAMANTIA                             DAVID B. PERINI

/s/ Dennis J. Picard                            /s/ Alfred Poe
-----------------------------------             --------------------------------
DENNIS J. PICARD                                ALFRED POE

/s/ Bernard W. Reznicek                         /s/ David A. Spina
-----------------------------------             --------------------------------
BERNARD W. REZNICEK                             DAVID A. SPINA


-----------------------------------             --------------------------------
DIANE CHAPMAN WALSH                             ROBERT E. WEISSMAN

                                EXHIBIT INDEX
                               (FILED HEREWITH)


      3.1    Restated Articles of Organization (as amended)
      4.13   Instrument of Resignation, appointment and acceptance
     10.17   Amendment to Registrant's 1997 Equity Incentive Plan
     10.18 Description of 1997 deferred stock awards and issuances in lieu of retainer to non-employee directors
     12.1    Statement of ratio of earnings to fixed charges
     13.1    Five Year Selected Financial Data
     13.2 Management's Discussion and Analysis of Financial Condition and Results of Operations for the Three Years Ended December 31, 1997 (not covered by the Report of Independent Public Accountants)
     13.3    Letter to Stockholders
     13.4    State Street Corporation Consolidated Financial Statements and
             Schedules
     21.1    Subsidiaries of State Street Corporation
     23.1    Consent of Independent Auditors
     27.1 Financial Data Schedule (such schedule is not to be deemed filed as part of this report) year ended December 31, 1997
     27.2    Restated Financial Data Schedule year ended December 31, 1996
     27.3    Restated Financial Data Schedule year ended December 31, 1995
     27.4    Restated Financial Data Schedule nine months ended September 30,
             1997
     27.5    Restated Financial Data Schedule six months ended June 30, 1997
     27.6    Restated Financial Data Schedule three months ended March 31, 1997
     27.7    Restated Financial Data Schedule nine months ended September 30,
             1996
     27.8    Restated Financial Data Schedule six months ended June 30, 1996
     27.9    Restated Financial Data Schedule three months ended March 30, 1996