Form 10-Q
period 1998-03-31
STATE STREET CORP
filed 1998-05-11
CIK 93751

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       --------------------------------

                                   FORM 10-Q

     [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1998

     [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from     to

                           Commission File No. 0-5108

                            STATE STREET CORPORATION
             (Exact name of registrant as specified in its charter)

    COMMONWEALTH OF MASSACHUSETTS                          04-2456637
     (State or other jurisdiction                       (I.R.S. Employer
          of incorporation)                           Identification No.)

      225 Franklin StreetBoston,                             02110
            Massachusetts                                  (Zip Code)
        (Address of principal
          executive office)

                                  617-786-3000
              (Registrant's telephone number, including area code)

                       --------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes [X]  No [_]

The number of shares of the Registrant's Common Stock outstanding on April 30, 1998 was 161,225,888.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            STATE STREET CORPORATION

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         -----
PART I. FINANCIAL INFORMATION
Item 1.Financial Statements
Consolidated Statement of Income........................................     1
Consolidated Statement of Condition.....................................     2
Consolidated Statement of Cash Flows....................................     3
Consolidated Statement of Changes in Stockholders' Equity...............     4
Notes to Consolidated Financial Statements..............................  5-11
Independent Accountants' Review Report..................................    12
Item 2.Management's Discussion and Analysis of Financial Condition and
 Results of Operations.................................................. 13-20
Item 3.Quantitative and Qualitative Disclosure About Market Risk........    20
PART II. OTHER INFORMATION
Item 4.Submission of Matters to a Vote of Security Holders..............    21
Item 6.Exhibits and Reports on Form 8-K.................................    21
Signatures..............................................................    22
Exhibits

                                    PART I.

ITEM 1. FINANCIAL STATEMENTS

     CONSOLIDATED STATEMENT OF INCOME--STATE STREET CORPORATION (UNAUDITED)

                                                                  THREE MONTHS
                                                                 ENDED MARCH 31,
                                                                 ---------------
                                                                  1998    1997
                                                                 ------- -------
                                                                   (DOLLARS IN
                                                                    MILLIONS,
                                                                   EXCEPT PER
                                                                   SHARE DATA)
FEE REVENUE
Fiduciary compensation.......................................... $   347 $   286
Foreign exchange trading........................................      75      46
Servicing and processing........................................      39      40
Other...........................................................       2       2
                                                                 ------- -------
    Total fee revenue...........................................     463     374
NET INTEREST REVENUE
Interest revenue................................................     497     398
Interest expense................................................     321     248
                                                                 ------- -------
    Net interest revenue........................................     176     150
Provision for loan losses.......................................       5       3
                                                                 ------- -------
    Net interest revenue after provision for loan losses........     171     147
                                                                 ------- -------
    Total revenue...............................................     634     521
OPERATING EXPENSES
Salaries and employee benefits..................................     266     219
Transaction processing services.................................      50      44
Equipment.......................................................      47      38
Occupancy.......................................................      33      28
Other...........................................................      78      62
                                                                 ------- -------
    Total operating expenses....................................     474     391
                                                                 ------- -------
    Income before income taxes..................................     160     130
Income taxes....................................................      54      44
                                                                 ------- -------
    Net Income.................................................. $   106 $    86
                                                                 ======= =======
EARNINGS PER SHARE
  Basic......................................................... $   .66 $   .54
  Diluted....................................................... $   .64     .53
AVERAGE SHARES OUTSTANDING (IN THOUSANDS)
  Basic......................................................... 160,870 161,336
  Diluted....................................................... 164,101 164,209
CASH DIVIDENDS DECLARED PER SHARE............................... $   .12 $   .10

   The accompanying notes are an integral part of these financial statements.

         CONSOLIDATED STATEMENT OF CONDITION--STATE STREET CORPORATION

                                                        MARCH 31,  DECEMBER 31,
                                                          1998         1997
                                                       ----------- ------------
                                                       (UNAUDITED)
                                                        (DOLLARS IN MILLIONS)
ASSETS
Cash and due from banks..............................   $  1,254     $  2,411
Interest-bearing deposits with banks.................      9,917       10,080
Securities purchased under resale agreements and se-
 curities borrowed...................................      7,183        5,544
Federal funds sold...................................      1,909          621
Trading account assets...............................        128          205
Investment securities (principally available for
 sale)...............................................     10,064       10,375
Loans (less allowance of $89 and $83)................      5,591        5,479
Premises and equipment...............................        546          500
Customers' acceptance liability......................         66           45
Accrued income receivable............................        636          566
Other assets.........................................      1,716        2,149
                                                        --------     --------
    Total Assets.....................................   $ 39,010     $ 37,975
                                                        ========     ========
LIABILITIES
Deposits:
Non-interest-bearing.................................   $  6,887     $  7,785
Interest-bearing:
Domestic.............................................      2,441        2,374
Non-U.S..............................................     14,265       14,719
                                                        --------     --------
    Total deposits...................................     23,593       24,878
Securities sold under repurchase agreements..........      9,710        7,409
Federal funds purchased..............................        233          189
Other short-term borrowings..........................        578          609
Notes payable........................................                      44
Acceptances outstanding..............................         66           45
Accrued taxes and other expenses.....................        788          831
Other liabilities....................................      1,191        1,201
Long-term debt.......................................        774          774
                                                        --------     --------
    Total Liabilities................................     36,933       35,980
STOCKHOLDERS' EQUITY
Preferred stock, no par: authorized 3,500,000; issued
 none................................................
Common stock, $1 par: authorized 250,000,000; issued
 167,225,000
 and 167,223,000.....................................        167          167
Surplus..............................................         75          102
Retained earnings....................................      2,005        1,920
Net unrealized gains (losses)........................         13           11
Treasury stock, at cost (6,168,000 and 6,387,000
 shares).............................................       (183)        (205)
                                                        --------     --------
    Total Stockholders' Equity.......................   $  2,077     $  1,995
                                                        --------     --------
    Total Liabilities and Stockholders' Equity.......   $ 39,010     $ 37,975
                                                        ========     ========

The accompanying notes are an integral part of these financial statements.

   CONSOLIDATED STATEMENT OF CASH FLOWS--STATE STREET CORPORATION (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                        ----------------------
                                                           1998        1997
                                                        ----------  ----------
                                                        (DOLLARS IN MILLIONS)
OPERATING ACTIVITIES
Net Income............................................  $      106  $       86
Non-cash charges for depreciation, amortization,
 provision for loan losses and deferred income taxes..          90          64
                                                        ----------  ----------
  Net income adjusted for non-cash charges............         196         150
Adjustments to reconcile to net cash provided by
 operating activities:
  Net change in:
    Trading account assets............................          76         111
    Other, net........................................         373        (208)
                                                        ----------  ----------
      Net Cash Provided by Operating Activities.......         645          53
                                                        ----------  ----------
INVESTING ACTIVITIES
Payments for purchase of:
  Available-for sale securities.......................      (1,467)     (1,524)
  Held to-maturity securities.........................        (653)       (216)
  Lease financing assets..............................        (136)       (230)
  Premises and equipment..............................         (77)        (27)
Proceeds from:
  Maturities of available-for sale securities.........       1,644         597
  Maturities of held-to-maturity securities...........         650         203
  Sales of available-for-sale securities..............          25          49
  Principal collected from lease financing............          70          19
Net (payments for) proceeds from:
  Interest-bearing deposits with banks................         163        (633)
  Federal funds sold, resale agreements and securities
   borrowed...........................................      (2,926)       (185)
  Loans...............................................         (40)        (86)
                                                        ----------  ----------
      Net Cash Used by Investing Activities...........      (2,747)     (2,033)
                                                        ----------  ----------
FINANCING ACTIVITIES
Proceeds from issuance of:
  Long-term debt......................................                     300
  Non-recourse debt for lease financing...............          71         193
  Treasury stock......................................           7
Payments for:
  Maturity of notes payable...........................         (44)
  Non-recourse debt for lease financing...............         (82)        (28)
  Long-term debt......................................                      (1)
  Cash dividends......................................         (21)        (16)
  Purchase of common stock............................         (16)        (81)
Net proceeds from:
  Deposits............................................      (1,284)        925
  Short-term borrowings...............................       2,314         777
                                                        ----------  ----------
      Net Cash Provided by Financing Activities.......         945       2,069
                                                        ----------  ----------
      Net Increase (Decrease).........................      (1,157)         89
Cash and due from banks at beginning of period........       2,411       1,623
                                                        ----------  ----------
      Cash and Due From Banks at End of Period........  $    1,254  $    1,712
                                                        ==========  ==========
SUPPLEMENTAL DISCLOSURE
  Interest paid.......................................  $      306  $      247
  Income taxes paid...................................  $       17  $       20

   The accompanying notes are in integral part of these financial statements.

    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY--STATE STREET
                            CORPORATION (UNAUDITED)

                                              THREE MONTHS ENDED MARCH 31,
                                             ----------------------------------
                                                  1998             1997
                                             ----------------------------------
                                                  (DOLLARS IN MILLIONS,
                                                  EXCEPT PER SHARE DATA)
COMMON STOCK
Balance at end of period (no change during
 period)...................................  $    167         $     84
                                             --------         --------
SURPLUS
Balance at beginning of period.............       102              105
Treasury stock issued......................       (27)              (2)
                                             --------         --------
  Balance at end of period.................        75              103
                                             --------         --------
RETAINED EARNINGS
Balance at beginning of period.............     1,920            1,694
Net Income.................................       106  $  106       86  $   86
Cash dividends declared ($.12 and $.10 per
 share)....................................       (21)             (16)
                                             --------         --------
  Balance at end of period.................     2,005            1,764
                                             --------         --------
NET UNREALIZED GAINS (LOSSES)--OTHER
 COMPREHENSIVE INCOME
Balance at beginning of period.............        11               12
Foreign currency translation...............                         (4)     (4)
Net unrealized gain (loss) on available for
 sale securities...........................         2       2      (27)    (27)
                                             --------  ------ --------  ------
                                                            2              (31)
                                                       ------           ------
  Balance at end of period.................        13              (19)
                                             --------         --------
  Comprehensive Income.....................            $  108           $   55
                                                       ======           ======
TREASURY STOCK, AT COST
Balance at beginning of period.............      (205)            (120)
Common stock acquired (280,000 and
 1,079,600 shares).........................       (16)             (81)
Treasury stock issued (852,000 and 145,876
 shares)...................................        38                7
                                             --------         --------
  Balance at end of period.................      (183)            (194)
                                             --------         --------
    Total Stockholders' Equity.............  $  2,077         $  1,738
                                             ========         ========

   The accompanying notes are in integral part of these financial statements.

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--STATE STREET CORPORATION
                                  (UNAUDITED)

NOTE A--BASIS OF PRESENTATION

  State Street Corporation ("State Street" or the "Corporation"), is a financial services corporation that provides banking, global custody, investment management, administration and securities processing services to both U.S. and non-U.S. customers. State Street reports three lines of business. Services for Institutional Investors includes accounting, custody, daily pricing, administration, foreign exchange, cash management and information services to support institutional investors and for large portfolios of investment assets. Investment Management provides an extensive array of services for managing financial assets worldwide for both institutional and individual investors, and record keeping and investment services for defined contribution plans. Commercial Lending activities includes loans and other credit services for regional middle-market companies, selected industries nationwide, broker/dealers, leasing, and international trade finance.

  The consolidated financial statements include the accounts of State Street and its subsidiaries, including its principal subsidiary, State Street Bank and Trust Company ("State Street Bank"). The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. All significant inter-company balances and transactions have been eliminated upon consolidation. The results of operations of businesses purchased are included from the date of acquisition. Investments in 50%-owned affiliates are accounted for by the equity method. Certain previously reported amounts have been reclassified to conform to the current method of presentation.

  For the Consolidated Statement of Cash Flows, State Street has defined cash equivalents as those amounts included in the Consolidated Statement of Condition caption, "Cash and due from banks".

  Effective January 1, 1998, State Street adopted SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting comprehensive income. Disclosures required by SFAS No. 130 are presented in the Statement of Changes in Stockholders' Equity and Footnote E to the Consolidated Financial Statements. Prior period amounts have been reclassified to conform to the current method of presentation.

  In 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" was issued. This statement establishes standards for reporting information about operating segments in annual and interim financial statements. This statement is effective for annual periods beginning after December 15, 1997, and for interim periods beginning after December 15, 1998. State Street will adopt the new disclosures required by SFAS No. 131 for the year ended December 31, 1998. State Street does not expect its current disclosures to change significantly under SFAS No. 131.

  Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" was issued in March 1998. State Street will adopt this statement effective January 1, 1999. Management is currently evaluating the impact of this statement.

  In the opinion of management, all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the financial position of State Street and subsidiaries at March 31, 1998 and December 31, 1997, and its cash flows and consolidated results of its operations for the three months ended March 31, 1998 and 1997, have been made. These statements should be read in conjunction with the financial statements, notes and other information included in State Street's latest annual report on Form 10-K.

NOTE B--INVESTMENT SECURITIES

  Available-for-sale securities are recorded at fair value and held-to maturity securities are recorded at amortized cost on the Consolidated Statement of Condition. Investment securities consisted of the following as of the dates indicated:

                                 MARCH 31, 1998               DECEMBER 31, 1997
                          ----------------------------- -----------------------------
                                     UNREALIZED                    UNREALIZED
                                    ------------                  ------------            ------- -------
                          AMORTIZED               FAIR  AMORTIZED               FAIR
                            COST    GAINS LOSSES VALUE    COST    GAINS LOSSES VALUE
                          --------- ----- ------ ------ --------- ----- ------ ------
                                             (DOLLARS IN MILLIONS)
Available for sale:
 U.S. Treasury and Fed-
  eral agencies.........   $4,553    $15   $ 1   $4,567  $4,906    $15   $ 2   $4,919
 State and political
  subdivisions..........    1,728     18     8    1,738   1,647     17     7    1,657
 Asset-backed securi-
  ties..................    1,508      2     1    1,509   1,673      1     1    1,673
 Collateralized mortgage
  obligations...........      705      1     4      702     574      1     4      571
 Other investments......      637      9            646     654      9     1      662
                           ------    ---   ---   ------  ------    ---   ---   ------
 Total..................   $9,131    $45   $14   $9,162  $9,454    $43   $15   $9,482
                           ======    ===   ===   ======  ======    ===   ===   ======
Held to maturity:
 U.S. Treasury and Fed-
  eral agencies.........   $  902    $ 1   $ 1   $  902  $  893    $ 1   $ 1   $  893
                           ======    ===   ===   ======  ======    ===   ===   ======

  During the three months ended March 31, 1998 and 1997, there were less than $1 million realized in gains and losses on sales of available for sale securities of $25 million and $49 million, respectively.

NOTE C--ALLOWANCE FOR LOAN LOSSES

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

  Changes in the allowance for loan losses were as follows for the three months ended March 31:

                                                                 1998    1997
                                                                ------  ------
                                                                  (DOLLARS
                                                                IN MILLIONS)
   Balance at beginning of year................................    $83     $73
     Provision for loan losses.................................      5       3
     Loan charge-offs..........................................             (6)
     Recoveries................................................      1
                                                                ------  ------
   Balance at end of period....................................    $89     $70
                                                                ======  ======

NOTE D--REGULATORY MATTERS

  The regulatory capital amounts and ratios were the following at March 31, 1998 and December 31, 1997:

                         REGULATORY GUIDELINES(1)           STATE STREET     STATE STREET BANK
                         ------------------------------    ----------------  ------------------
                                              WELL
                          MINIMUM         CAPITALIZED       1998     1997      1998      1997
                         ------------    --------------    -------  -------  --------  --------
                                            (DOLLARS IN MILLIONS)
Risk-based ratios:
  Tier 1 capital........              4%                6%    13.6%    13.7%     12.4%     12.2%
  Total capital.........              8                10     13.7     13.8      12.7      12.5
Leverage ratio..........              3                 5      5.9      5.9       5.4       5.2
  Tier 1 capital........                                   $ 2,300  $ 2,259  $  2,072  $  1,996
    Total capital.......                                     2,312    2,274     2,116     2,040
Risk-based assets:
  On-balance sheet......                                    12,262   12,647    12,111    12,491
  Off-balance sheet.....                                     4,464    3,825     4,464     3,825
  Market-risk equiva-
   lent(2)..............                                       142                142
                                                           -------  -------  --------  --------
    Total risk-based as-
     sets...............                                   $16,868  $16,472  $ 16,717  $ 16,316
                                                           =======  =======  ========  ========

--------
(1) The regulatory designation of "well capitalized" under prompt corrective action regulations is not applicable to bank holding companies (State Street). Regulation Y defines well capitalized for bank holding companies (State Street) for the purpose of determining eligibility for a streamlined review process for acquisition proposals. For such purposes, well capitalized requires a minimum Tier 1 risk-based capital ratio of 6% and a minimum total risk-based capital ratio of 10%.
(2) Effective January 1, 1998, regulatory capital standards require the addition of market risk equivalent assets to total risk based assets.

NOTE E--STOCKHOLDERS' EQUITY

  The components of other comprehensive income consisted of the following for the three months ended March 31:

                                       1998                             1997
                         -------------------------------- --------------------------------
                         PRE TAX TAX (EXPENSE) NET OF TAX PRE TAX TAX (EXPENSE) NET OF TAX
                         AMOUNT     BENEFIT      AMOUNT   AMOUNT     BENEFIT      AMOUNT
                         ------- ------------- ---------- ------- ------------- ----------
                                               (DOLLARS IN MILLIONS)
Foreign currency
 translation losses.....   $          $           $        $ (6)       $ 2         $ (4)
Unrealized gains
 (losses) on available
 for sale securities....     3         (1)          2       (40)        13          (27)

NOTE F--NET INTEREST REVENUE

  Net interest revenue consisted of the following for the three months ended March 31:

                                                            1998       1997
                                                         ---------- ----------
                                                         (DOLLARS IN MILLIONS)
   INTEREST REVENUE
   Deposits with banks.................................. $      122 $       90
   Investment securities:
     U.S. Treasury and Federal agencies.................         85         85
     State and political subdivisions (exempt from
      Federal tax)......................................         19         18
     Other investments..................................         43         36
   Loans................................................         92         76
   Securities purchased under resale agreements,
    securities borrowed and Federal funds sold..........        134         90
   Trading account assets...............................          2          3
                                                         ---------- ----------
       Total interest revenue...........................        497        398
                                                         ---------- ----------
   INTEREST EXPENSE
   Deposits.............................................        154        109
   Other borrowings.....................................        152        129
   Long-term debt.......................................         15         10
                                                         ---------- ----------
       Total interest expense...........................        321        248
                                                         ---------- ----------
       Net interest revenue............................. $      176 $      150
                                                         ========== ==========

NOTE G--OPERATING EXPENSES--OTHER

  The other category of operating expenses consisted of the following for the three months ended March 31:

                                                                  1998    1997
                                                                 ------  ------
                                                                   (DOLLARS
                                                                 IN MILLIONS)
   Professional services........................................ $   22  $   16
   Advertising and sales promotion..............................     13      11
   Postage, forms and supplies..................................      8       7
   Telecommunications...........................................      8       6
   Other........................................................     27      22
                                                                 ------  ------
     Total operating expenses--other............................ $   78  $   62
                                                                 ======  ======

NOTE H--INCOME TAXES

  The provision for income taxes included in the Consolidated Statement of Income is comprised of the following for the three months ended March 31:

                                                                   1998    1997
                                                                  ------  ------
                                                                    (DOLLARS
                                                                  IN MILLIONS)
   Current....................................................... $   16  $   12
   Deferred......................................................     38      32
                                                                  ------  ------
     Total provision............................................. $   54  $   44
                                                                  ======  ======

  The effective tax rate was 33.8% for the first quarter of 1998, up from 33.6% in the first quarter of 1997.

NOTE I--EARNINGS PER SHARE

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                        -----------------------
                                                           1998        1997
                                                        ----------- -----------
                                                         (DOLLARS IN MILLIONS,
                                                        EXCEPT PER SHARE DATA;
                                                         SHARES IN THOUSANDS)
   Net Income.......................................... $       106 $        86
                                                        =========== ===========
   Basic Average Shares................................     160,870     161,336
     Stock options and stock awards....................       2,294       1,773
     7.75% convertible subordinated debentures.........         937       1,100
                                                        ----------- -----------
   Dilutive average shares.............................     164,101     164,209
                                                        =========== ===========
   Basic earnings per share............................ $       .66 $       .54
                                                        =========== ===========
   Diluted earnings per share.......................... $       .64 $       .53
                                                        =========== ===========

NOTE J--COMMITMENTS AND CONTINGENT LIABILITIES

  State Street provides banking, global custody, investment management, administration and securities processing services to both U.S. and Non U.S. customers. Assets under custody and assets under management are held by State Street in a fiduciary or custodial capacity and are not included in the Consolidated Statement of Condition because such items are not assets of State Street. Management conducts regular reviews of its responsibilities for these services and considers the results in preparing its financial statements. In the opinion of management, there are no contingent liabilities at March 31, 1998, that would have a material adverse effect on State Street's financial position or results of operations.

  State Street is subject to pending and threatened legal actions that arise in the normal course of business. In the opinion of management, after discussion with counsel, these can be successfully defended or resolved without a material adverse effect on State Street's financial position or results of operations.

NOTE K--OFF-BALANCE SHEET FINANCIAL INSTRUMENTS, INCLUDING DERIVATIVES

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

NOTE K--OFF-BALANCE SHEET FINANCIAL INSTRUMENTS, INCLUDING DERIVATIVES
(CONTINUED)

  The following table summarizes the contractual or notional amounts of significant derivative financial instruments held or issued by State Street at:

                                                          MARCH 31, DECEMBER 31,
                                                            1998        1997
                                                          --------- ------------
                                                          (DOLLARS IN MILLIONS)
   Trading:
   Interest rate contracts:
     Swap agreements.....................................  $   830    $ 1,015
     Options and caps purchased..........................       37         38
     Options and caps written............................      188        186
     Futures--short position.............................    1,900        594
     Options on futures purchased........................       50          5
     Options on futures written..........................       30          8
   Foreign exchange contracts:
     Forward, swap and spot..............................  104,425     91,742
     Options purchased...................................    3,804        144
     Options written.....................................    4,023        138
   Balance Sheet Management:
     Interest rate contracts:
       Swap agreements...................................      489        243
       Options and caps purchased........................       30         50
     Foreign exchange contracts:
       Forward, swap and spot............................                  44

  The following table represents the fair value of financial instruments held or issued by State Street for trading purposes as of and for the three months ended:

                                              MARCH 31, 1998 DECEMBER 31, 1997
                                              -------------- ------------------
                                                     AVERAGE           AVERAGE
                                               FAIR   FAIR     FAIR     FAIR
                                              VALUE   VALUE   VALUE     VALUE
                                              ------ ------- -------- ---------
                                                    (DOLLARS IN MILLIONS)
   Foreign exchange contracts:
     Contracts in a receivable position...... $  989  $961   $  1,037 $  1,064
     Contracts in a payable position.........  1,078   959      1,036    1,087
   Other financial instrument contracts:
     Contracts in a receivable position......      3     3          3        7
     Contracts in a payable position.........      1     2          2        5

  The preceding amounts have been reduced by offsetting balances with the counterparty where a master netting agreement exists. Contracts in a receivable position are shown in other assets on the balance sheet and contracts in a payable position are shown in other liabilities.

  Credit-related financial instruments include commitments to extend credit, standby letters of credit, letters of credit and indemnified securities on loan. The maximum credit risk associated with credit-related financial instruments is measured by the contractual amounts of these instruments. The following is a summary of the contractual amount of State Street's credit-related, off-balance sheet financial instruments as of:

                                                          MARCH 31, DECEMBER 31,
                                                            1998        1997
                                                          --------- ------------
                                                          (DOLLARS IN MILLIONS)
   Indemnified securities on loan........................  $69,777    $57,465
   Loan commitments......................................    7,017      7,294
   Standby letters of credit.............................    1,577      1,821
   Letters of credit.....................................      186        179

  On behalf of its customers, State Street lends their securities to creditworthy brokers and other institutions. In certain circumstances, State Street may indemnify its customers for the fair market value of those securities against a failure of the borrower to return such securities. State Street requires the borrowers to provide collateral in an amount equal to or in excess of 102% of the fair market value of the securities borrowed. The borrowed securities are revalued daily to determine if additional collateral is necessary. State Street held as collateral, cash and U.S. Government securities totaling $71.9 billion and $59 billion for indemnified securities on loan at March 31, 1998 and December 31, 1997, respectively.

  Loan and letter-of-credit commitments are subject to the same credit policies and reviews as loans. Collateral, both the amount and nature, is obtained based upon management's assessment of the credit risk. Approximately 70% of the loan commitments expire in one year or less from the date of issue. Since many of the extensions of credit are expected to expire without being drawn, the total commitment amounts do not necessarily represent future cash requirements.

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Stockholders and Board of Directors
State Street Corporation

  We have reviewed the accompanying consolidated statement of condition of State Street Corporation as of March 31, 1998, and the related consolidated statements of income, cash flows and changes in stockholders' equity for the three-month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of State Street's management.

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

  We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of condition of State Street Corporation as of December 31, 1997 (presented herein), and the related consolidated statements of income, cash flows and changes in stockholders' equity for the year then ended (not presented herein), and in our report dated January 13, 1998, we expressed an unqualified opinion on those consolidated financial statements.

                                          Ernst & Young LLP

Boston, Massachusetts
April 13, 1998

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

  First quarter results represent strong year-over-year revenue growth in all areas of State Street's business, and the Corporation continues to record new business, although not at the same record-setting level recorded through much of 1997. The long-term trends driving demand for services offered by State Street continue, however, and the Corporation continues to exceed its financial goals and its long-term historic growth rates; as a result, management anticipates State Street's growth in 1998 to be more in keeping with its long-term historic performance.

  Earnings per share for the quarter were $.64 on a diluted basis, an increase of 21% from $.53 in the first quarter of 1997. Revenue grew 21%, from $531 million to $644 million. Net income was $106 million, up from $86 million a year ago. Return on stockholders' equity was 21.0%.

             CONDENSED INCOME STATEMENT--TAXABLE EQUIVALENT BASIS

                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                                  -------------------
                                                    1998      1997    CHANGE  %
                                                  --------- --------- ------ ---
                                                   (DOLLARS IN MILLIONS, EXCEPT
                                                         PER SHARE DATA)
Fee revenue:
  Fiduciary compensation......................... $     347 $     286  $ 61   21
  Foreign exchange trading.......................        75        46    29   62
  Servicing and processing.......................        39        40    (1)  (2)
  Other..........................................         2         2         (8)
                                                  --------- ---------  ----
    Total fee revenue............................       463       374    89   24
Net interest revenue.............................       186       160    26   17
Provision for loan losses........................         5         3     2   67
                                                  --------- ---------  ----
    Total revenue................................       644       531   113   21
Operating expenses...............................       474       391    83   21
                                                  --------- ---------  ----
    Income before taxes..........................       170       140    30   21
Income taxes.....................................        54        44    10   22
Taxable equivalent adjustment....................        10        10
                                                  --------- ---------  ----
    Net income................................... $     106 $      86  $ 20   23
                                                  ========= =========  ====
Earnings Per Share
  Basic.......................................... $     .66 $     .54  $.12   22
  Diluted........................................       .64       .53   .11   21

  (Percentage change based on dollars in thousands, except per share data)

TOTAL REVENUE

  Total revenue for the quarter was $644 million, up $113 million, or 21%, from a year ago, reflecting strong growth in all lines of business. Total revenue is comprised of fee revenue and net interest revenue.

FEE REVENUE

  Fee revenue, which comprised 72% of total revenue, was $463 million, up 24% from a year ago.

  Fiduciary compensation, the largest component of fee revenue, is generated by services for institutional investors and investment management. Fiduciary compensation was $347 million, up $61 million, or 21%, from a year ago. This increase was driven by expanded and new customer relationships and a favorable environment--increasing securities values, strong cash inflows to U.S. mutual funds, and, although to a lesser extent than in previous quarters, increased cross-border investing from the United States. The economic turmoil in Southeast Asia in the fourth quarter resulted in a less favorable first quarter mix of non-U.S. mutual fund assets and lower revenue from managing emerging market funds.

  Services for institutional investors, which include accounting, custody, record-keeping and information services, reflected broad-based growth. Total assets under custody increased 44% from a year ago to $4.4 trillion. Using broad assumptions, management estimates that approximately 60% of the increase was due to the impact of higher securities market values, and 40% was due to additional contributions to mutual funds, pension plans and other portfolios, and to new business.

  Revenue from mutual funds reflected new business from both existing customers and new customers, and asset growth. Total mutual fund assets under custody increased 45%, with year-over-year growth in U.S. assets and a 24% increase in non-U.S. assets. Revenue from servicing offshore funds and from mutual fund administration reflected strong growth. The number of funds for which State Street provides fund administration more than tripled, and assets of those funds were seven times greater than a year ago. The number of offshore funds State Street services was up 22% and offshore fund assets increased 66%.

  Revenue from servicing U.S. pension plans increased primarily due to new business, with additional revenue growth from portfolio accounting and securities lending services.

  Outside the United States, revenue growth was driven by additional business from existing customers and from new customers. Assets under custody for non-U.S. customers increased 30% from a year ago.

  Revenue from investment management, delivered through State Street Global Advisors, reflected growth across all services--investment management for institutional investors, record-keeping and investment services for defined contribution plans, and investment services for high-net-worth individuals. Revenue from managing assets for institutional investors was driven primarily by new relationships, additional contributions from existing customers and higher securities values. The two products contributing the greatest increase in revenue were international passive and fixed income, including short-term cash. Total assets managed increased 43% from a year ago to $458 billion, with about 40% of this growth due to additional funding from customers and new customers. The remainder was from increased market values.

  Foreign exchange trading revenue was $75 million, up $29 million from a year ago and nearly unchanged from the third and fourth quarter of 1997. The higher level of foreign exchange revenue is the result of both new business worldwide and active currency markets in both emerging and mature markets. New business is attributable to State Street's on-line research, trade execution, and trade confirmation services, which are encouraging existing customers to expand relationships and attracting new customers. In the first quarter, major currencies were about 14% more volatile than in the first quarter of 1997. The volume of trades, as measured in dollars, increased 22% from a year ago.

  Servicing and processing fee revenue was $39 million in the first quarter compared to $40 million a year ago. Excluding the impact of revenue from a non-strategic business which was sold in the second quarter of 1997, servicing and processing revenue increased 20% from a year ago. Revenue from investment banking, software licensing and maintenance and brokerage services accounted for the increase.

NET INTEREST REVENUE

  Taxable equivalent net interest revenue for the first quarter was $186 million, up $26 million, or 17%, from a year ago due to a $6.8 billion, or 23%, increase in interest-earning assets. State Street uses its balance sheet to support the needs of institutional investors. These customers, in conjunction with their worldwide investment activities, made increased use of deposits and securities sold under repurchase agreements, which were invested primarily in low-risk assets by State Street. Strong growth in non-U.S. deposits, up $3.7 billion, or 34%, and non-interest-bearing deposits, up $900 million, or 17%, contributed importantly to the revenue increase.

  In the first quarter, loans increased $918 million, or 19%, with over half the increase in traditional loans. Securities settlement advances to institutional investors increased 26% and leases were up $232 million or 30%.

                                                THREE MONTHS ENDED MARCH 31,
                                                ------------------------------
                                                     1998            1997
                                                --------------  --------------
                                                AVERAGE         AVERAGE
                                                BALANCE  RATE   BALANCE  RATE
                                                -------- -----  -------- -----
                                                    (DOLLARS IN MILLIONS)
   Interest-earning assets..................... $ 35,980  5.72% $ 29,164  5.67%
   Interest-bearing liabilities................   29,815  4.37    23,932  4.20
                                                         -----           -----
   Excess of rates earned over rates paid......           1.35%           1.47%
                                                         =====           =====
   Net Interest Margin.........................           2.09%           2.22%
                                                         =====           =====

OPERATING EXPENSES

  Operating expenses of $474 million, were up $83 million, or 21%, from the first quarter of 1997 supporting business expansion and investments in capabilities and capacity for future growth. Salaries and employee benefits were $266 million, up $47 million, or 21%, due to additional staff supporting business growth. The after-tax profit margin was 16.4% in the first quarter of 1998, up from 16.2% for the full year 1997.

 Resolution 2000

  Many computer systems and software products worldwide and throughout all industries will not function properly as the year 2000 approaches unless changed, due to a once-common programming standard that represents years using two-digits. This is the "Year 2000" problem that has received considerable media coverage. State Street implemented a comprehensive program beginning in 1996 that addresses Year 2000 compliance and is supported by a corporate-wide structure of compliance teams, a central program management office, and a governance and oversight structure.

  As part of this program, State Street has identified those systems and applications that require modification, redevelopment or replacement. State Street's Resolution 2000 program has established appropriate testing procedures and a schedule for completion of this work. State Street's Resolution 2000 program also establishes standards and deadlines for the Corporation's vendors and other third-party providers, and procedures for determining reasonable alternatives to those third-party providers, including subcustodians, who do not meet compliance standards.

  State Street's goal is to be Year 2000 compliant by December 31, 1998 with respect to its internal systems. Testing and integration of third-party providers' systems will continue into 1999. As of March 31, 1998 the program is well under way.

  State Street is fully committed to achieving its compliance goal. This program requires hiring staff and consultants, purchasing equipment, and incurring other expenses. Management estimates that the total cost of the program for the five-year-period 1996-2000 will be less than 2% of total operating expenses, or in aggregate, less than $200 million. The Corporation expects to absorb these expenses within normal spending levels.

 European Economic and Monetary Union

  State Street has developed and is currently implementing a plan to service customer accounting and other needs relating to the adoption by certain members of the European Economic and Monetary Union of a common currency, the Euro. Management estimates that the costs to State Street associated with the phase in of and ultimate redenomination to the Euro will not be material and will be absorbed within normal spending levels.

CREDIT QUALITY

  At March 31, 1998, total loans were $5.6 billion, 14% of the balance sheet. In the first quarter, the provision for loan losses was $5 million, up from $3 million a year ago to support growth in the loan portfolio. There were no material changes in overall credit quality during the quarter. During the quarter, the allowance for loan losses increased from $83 million to $89 million. Non-performing assets declined from $6 million to $4 million.

TAXES

  Taxes were $54 million, up from $44 million a year ago. The effective tax rate was 33.8%, which compares to 33.6 % for the first quarter of 1997.

LINES OF BUSINESS

  Following is a summary of line of business operating results for the three months ended March 31:

                                     SERVICES FOR
                                     INSTITUTIONAL   INVESTMENT    COMMERCIAL
                                       INVESTORS     MANAGEMENT      LENDING
                                     --------------  ------------  ------------
                                      1998    1997   1998   1997   1998   1997
                                     ------  ------  -----  -----  -----  -----
                                           TAXABLE EQUIVALENT BASIS
                                             (DOLLARS IN MILLIONS)
Fee revenue.........................   $339    $270   $108   $92   $  16  $  12
Net interest revenue................    128     110      9     7      44     40
                                     ------  ------  -----  ----   -----  -----
  Total revenue.....................    467     380    117    99      60     52
Operating expenses..................    352     289     98    80      24     22
                                     ------  ------  -----  ----   -----  -----
  Operating profit..................   $115  $   91  $  19   $19    $ 36  $  30
                                     ======  ======  =====  ====   =====  =====
Pretax margin.......................     25%     24%    16%   20%     60%    57%
Percentage contribution.............     68%     65%    11%   11%     21%    21%
Average assets (billions)........... $ 35.2  $ 28.6  $  .8  $ .6   $ 3.9  $ 3.6

 Services for Institutional Investors

  Services for institutional investors include accounting, custody, daily pricing and information services for large portfolios of investment assets. Customers include mutual funds and other collective investment funds, corporate and public pension plans, corporations, investment managers, non-profit organizations, unions, and other holders of investment assets. Institutional investors are offered other State Street services, including foreign exchange, cash management, securities lending, fund administration, record keeping, credit services, and deposit and short-term investment facilities. These services support institutional investors in developing and executing their strategies, enhancing their returns, and evaluating and managing risk. Revenue from this line of business comprised 74% of State Street's total revenue for the first quarter.

  Total revenue from services for institutional investors increased to $467 million, up $87 million or 23% from $380 million in 1997. The $87 million increase in revenue resulted from increased cross-border investment activity, the installation of a substantial amount of new business and expanding relationships with customers, who are growing and using more services. Fee revenue was up 25%. This reflected strong growth in revenue from accounting, custody and other services for mutual funds, U.S. pension plans, and customers outside the U.S. Foreign exchange trading revenue was up substantially. Net interest revenue, up 16%, reflected an increase in interest-earning assets. The primary source of growth in interest earning assets was additional funding from customers in conjunction with their worldwide investment activities.

  Operating expenses were $352 million, 22% higher than a year ago, due to business growth and investments for future growth, and reflecting acquisitions. Operating profit was $115 million, an increase of $24 million, or 26%, from a year ago and reflected strong revenue growth as well as an improvement in the pre-tax margin.

 Investment Management

  State Street manages financial assets worldwide for both institutions and individuals and provides related services, including participant record-keeping for defined contribution plans. Investment management feature a broad array of services, including passive and active equity, money market, and fixed income strategies. Revenue from this line of business comprised 18% of State Street's total revenue for the first quarter.

  Revenue from investment management grew 18% to $117 million, due to revenue growth across the product line. Operating expenses increased 23% reflecting additional staff, facilities and equipment to support business growth. Operating profit was $19 million, unchanged from the first quarter of 1997.

 Commercial Lending

  Reported in this line of business are loans and other banking services for regional middle-market companies, for companies in selected industries nationwide, and for broker/dealers. Other credit services include leverage leasing and international trade finance. Revenue from this line of business comprised 8% of State Street's total revenue for the first quarter.

  Revenue from commercial lending grew to $60 million, up 15% from $52 million in the first quarter a year ago, due primarily to 19% increase in loans. Loans to New England businesses and specialty industries nationwide, leveraged leases, and international trade finance all grew.

  Operating expenses increased 9%, supporting business growth. Operating profit was $36 million, an increase of $6 million, or 20% from 1997.

NEW ACCOUNTING DEVELOPMENTS

  Information related to new accounting developments appears in Note A to the Consolidated Financial Statements.

CAPITAL AND LIQUIDITY

  State Street ensures it is well capitalized in order to support its customers. Capital levels provide financial flexibility as well, which facilitates funding corporate growth and other business needs.

 Capital

  As a state chartered bank and member of the Federal Reserve System, State Street Bank, State Street's principal subsidiary, is regulated by the Federal Reserve Board which has established guidelines for minimum capital ratios. State Street has developed internal capital-adequacy policies to ensure that State Street Bank meets or exceeds the level required for the "well capitalized" category, the highest of the Federal Reserve Board's five capital categories. State Street's capital management emphasizes risk exposure rather than simple asset levels; at 12.4%, State Street Bank's Tier 1 risk-based capital ratio significantly exceeds the regulatory minimum of 4%. State Street's total risk-based ratio of 13.7% is among the highest for U.S. bank holding companies. See Note D to the Consolidated Financial Statements for further information. State Street purchased 280,000 shares of its stock during the first quarter of 1998. As of March 31, 1998, 2.7 million shares were authorized to be purchased.


 Liquidity

  The primary objective of State Street's liquidity management is to ensure that it has sufficient funds to conduct its activities, including accommodating the transaction and cash management requirements of its customers, meeting loan commitments and replacing maturing liabilities. Liquidity is provided by State Street's access to global debt markets, its ability to gather additional deposits from its customers, maturing short-term assets, the sale of securities and payments of loans. Customer deposits and other funds provide a multi-currency, geographically-diverse source of liquidity.

  State Street maintains a large portfolio of liquid assets. At March 31, 1998, State Street's liquid assets were 78% of total assets.

TRADING ACTIVITIES: FOREIGN EXCHANGE AND INTEREST RATE SENSITIVITY

  As part of its trading activities, the Corporation assumes positions in both the foreign exchange and interest rate markets by buying and selling cash instruments and using financial derivatives, including forward foreign exchange contracts, foreign exchange and interest rate options, and interest rate swaps. As of March 31, 1998, the notional amount of these derivative instruments was $115.3 billion, of which $104.4 billion was foreign exchange forward contracts. Long and short foreign exchange forward positions are closely matched to minimize currency and interest rate risk. All foreign exchange contracts are valued daily at current market rates.

  The corporation uses a variety of risk measurement and estimation techniques including value at risk. Value at risk is an estimate of potential loss for a given period of time within a stated statistical confidence interval. State Street estimates value at risk daily for all material trading positions using a methodology based on the distribution of historical market movements. The Corporation has adopted standards for estimating value at risk, and maintains capital for market risk, in accordance with the Federal Reserve's Capital Adequacy Guidelines for market risk. Value at risk is estimated for a 99% one-tail confidence interval and an assumed one-day holding period using an historical observation period of one year. A 99% one-tail confidence interval implies that daily trading losses should not exceed the estimated value at risk more that 1% of the time, or approximately three days out of the year. The methodology takes into account observed correlations between interest rates and foreign exchange rates, and the resulting diversification benefits provided from the mix of the corporation's trading positions.

  Like all quantitative measures, value at risk is subject to certain limitations and assumptions inherent to the methodology. State Street's methodology uses an assumption of normal distribution of market returns. The estimate is calculated using static portfolios consisting of positions held at the end of the trading day in Boston. Implicit in the estimate is the assumption that no intraday action is taken by management during adverse market movements. As a result, the methodology does not represent risk associated with intraday changes in positions or intraday price volatility.

  The following table presents State Street's market risk for its trading activities as measured by its value at risk methodology:

VALUE AT RISK FOR MARCH 1998

                                                         AVERAGE MAXIMUM MINIMUM
                                                         ------- ------- -------
                                                          (DOLLARS IN MILLIONS)
   Foreign exchange contracts...........................   $.5    $1.2     $.2
   Interest rate contracts..............................    .1      .3

  State Street compares actual daily profit and losses from trading activities to estimated one-day value at risk. During the first quarter 1998, State Street did not experience any material foreign exchange trading loss in excess of its end of day value at risk estimate.

FACTORS AFFECTING FUTURE RESULTS

  From time to time information provided by State Street, statements made by its employees, or information included in its filings with the Securities and Exchange Commission (including this Form 10-Q), may contain statements which are not historic facts (so-called "forward looking statements"), including statements about the Corporation's confidence and strategies and its expectation about revenues and market growth, new technologies, services and opportunities, and earnings. These statements may be identified by such forward looking terminology as "expect", "look", "believe", "anticipate", "may", "will", or similar statements or variations of such terms. These forward-looking statements involve certain risks and uncertainties which could cause actual results to differ materially. Factors that may cause such differences include, but are not limited to, the factors discussed in this section and elsewhere in this Form 10-Q. Each of these factors, and others, are also discussed from time to time in the Corporation's other filings with the Securities and Exchange Commission, including its report on Form 10-K.

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

  Rate of technological change. Technological change creates opportunities for product differentiation and reduced costs as well as the possibility of increased expenses. State Street's financial performance depends in part on its ability to develop and market net and innovative services and to adopt or develop new technologies that differentiate State Street's products or provide cost efficiencies.

  Year 2000 modifications. The costs and projected completion date of State Street's Resolution 2000 program are estimates. Factors that may cause material differences include the availability and cost of systems and other personnel, non-compliance of third-party providers, and similar uncertainties. If necessary modifications and conversions are not completed in time, the Year 2000 issue could affect State Street's performance.

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

PART I. ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

  See information under the caption "Trading Activities: Foreign Exchange and Interest Rate Sensitivity" on page 18.

                          PART II--OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

  Registrant's annual meeting of stockholders was held on April 15, 1998. At the Meeting, the following nominees for Director were elected:

1. Election of Six Directors:

                              NUMBER OF SHARES
                            ---------------------
                            FOR          WITHHELD
                            ---------------------
       David P. Gruber      136,601,413 2,341,195
       Charles R. LaMantia  136,626,598 2,316,010
       Alfred Poe           136,609,876 2,332,732
       David A. Spina       136,591,882 2,350,727
       Diana Chapman Walsh  136,575,771 2,366,838
       Robert E. Weissman   136,623,137 2,319,472

The following directors continue in office: Tenley E. Albright, M.D., I. MacAllister Booth, Marshall N. Carter, James I. Cash, Jr., Truman S. Casner, Nader F. Dareshori, Arthur L. Goldstein, Charles F. Kaye, John M. Kucharski, David B. Perini, Dennis J. Picard, and Bernard W. Reznicek.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibit Index

   EXHIBIT NUMBER                                          PAGE OF THIS REPORT
   --------------                                          -------------------
         12       Ratio of Earnings to Fixed Charges.....           23
                  Letter regarding unaudited interim
         15       financial information..................           24
         27       Financial data schedule................           25

 (b) Reports on Form 8-K

  None

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          State Street Corporation

Date: May 8, 1998                                 /s/ Ronald L. O'Kelley
                                          By: _________________________________
                                                    RONALD L. O'KELLEY
                                            EXECUTIVE VICE PRESIDENT AND CHIEF
                                                     FINANCIAL OFFICER

Date: May 8, 1998                                   /s/ Rex S. Schuette
                                          By: _________________________________
                                                      REX S. SCHUETTE
                                              SENIOR VICE PRESIDENT AND CHIEF
                                                    ACCOUNTING OFFICER