Form 10-Q
period 1998-06-30
STATE STREET CORP
filed 1998-08-14
CIK 93751

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                        ------------------------------

                                   FORM 10-Q

     [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1998

     [_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from     to

                          Commission File No. 0-5108

                           STATE STREET CORPORATION
            (Exact name of registrant as specified in its charter)

     COMMONWEALTH OF MASSACHUSETTS                    04-2456637
     (State or other jurisdiction                  (I.R.S. Employer
           of incorporation)                      Identification No.)

          225 Franklin Street                            02110
         Boston, Massachusetts                        (Zip Code)
         (Address of principal
           executive office)

                                 617-786-3000
             (Registrant's telephone number, including area code)

                        ------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes [X]  No [_]

The number of shares of the Registrant's Common Stock outstanding on July 31, 1998 was 161,485,867.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            STATE STREET CORPORATION

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         -----
PART I. FINANCIAL INFORMATION
Item 1.Financial Statements
Consolidated Statements of Income.......................................   1-2
Consolidated Statement of Condition.....................................     3
Consolidated Statement of Cash Flows....................................     4
Consolidated Statement of Changes in Stockholders' Equity...............     5
Notes to Consolidated Financial Statements..............................  6-12
Independent Accountants' Review Report..................................    13
Item 2.Management's Discussion and Analysis of Financial Condition and
 Results of Operations.................................................. 14-21
Item 3.Quantitative and Qualitative Disclosure About Market Risk........    22
PART II. OTHER INFORMATION
Item 5.Other Information................................................    22
Item 6.Exhibits and Reports on Form 8-K.................................    22
Signatures..............................................................    23
Exhibits

PART I. ITEM 1.
FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF INCOME - STATE STREET CORPORATION (UNAUDITED)
--------------------------------------------------------------------------------

(Dollars in millions, except per share data) Three months ended
June 30,                                                            1998    1997
----------------------------------------------------------------------------------
FEE REVENUE
Fiduciary compensation............................................ $   380 $   308
Foreign exchange trading..........................................      67      50
Servicing and processing..........................................      40      39
Other.............................................................       6       7
                                                                   ------- -------
    Total fee revenue.............................................     493     404
NET INTEREST REVENUE
Interest revenue..................................................     550     425
Interest expense..................................................     368     271
                                                                   ------- -------
    Net interest revenue..........................................     182     154
Provision for loan losses.........................................       4       3
                                                                   ------- -------
    Net interest revenue after provision for loan losses..........     178     151
                                                                   ------- -------
    TOTAL REVENUE.................................................     671     555
OPERATING EXPENSES
Salaries and employee benefits....................................     294     235
Transaction processing services...................................      47      46
Equipment.........................................................      53      38
Occupancy.........................................................      35      29
Other.............................................................      78      71
                                                                   ------- -------
    Total operating expenses......................................     507     419
                                                                   ------- -------
    Income before income taxes....................................     164     136
Income taxes......................................................      55      44
                                                                   ------- -------
    NET INCOME.................................................... $   109 $    92
                                                                   ======= =======
EARNINGS PER SHARE
  Basic........................................................... $   .67 $   .57
  Diluted.........................................................     .66     .56
AVERAGE SHARES OUTSTANDING (in thousands)
  Basic........................................................... 161,161 160,441
  Diluted......................................................... 164,527 163,388
CASH DIVIDENDS DECLARED PER SHARE................................. $   .13 $   .11

--------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

PART I. ITEM 1.
FINANCIAL STATEMENTS (CONTINUED)

CONSOLIDATED STATEMENT OF INCOME - STATE STREET CORPORATION (UNAUDITED)
--------------------------------------------------------------------------------

(Dollars in millions, except per share data) Six months ended
June 30,                                                           1998     1997
----------------------------------------------------------------------------------
FEE REVENUE
Fiduciary compensation.......................................... $    727 $    594
Foreign exchange trading........................................      142       96
Servicing and processing........................................       79       79
Other...........................................................        8        9
                                                                 -------- --------
    Total fee revenue...........................................      956      778
NET INTEREST REVENUE
Interest revenue................................................    1,047      823
Interest expense................................................      689      519
                                                                 -------- --------
    Net interest revenue........................................      358      304
Provision for loan losses.......................................        9        6
                                                                 -------- --------
    Net interest revenue after provision for loan losses........      349      298
                                                                 -------- --------
    TOTAL REVENUE...............................................    1,305    1,076
OPERATING EXPENSES
Salaries and employee benefits..................................      560      454
Transaction processing services.................................       97       90
Equipment.......................................................      100       77
Occupancy.......................................................       68       57
Other...........................................................      156      132
                                                                 -------- --------
    Total operating expenses....................................      981      810
                                                                 -------- --------
    Income before income taxes..................................      324      266
Income taxes....................................................      109       88
                                                                 -------- --------
    NET INCOME.................................................. $    215 $    178
                                                                 ======== ========
EARNINGS PER SHARE
  Basic......................................................... $   1.33 $   1.11
  Diluted.......................................................     1.30     1.09
AVERAGE SHARES OUTSTANDING (in thousands)
  Basic.........................................................  161,018  160,886
  Diluted.......................................................  164,324  163,791
CASH DIVIDENDS DECLARED PER SHARE............................... $    .25 $    .21

--------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

PART I. ITEM 1.
FINANCIAL STATEMENTS (CONTINUED)

CONSOLIDATED STATEMENT OF CONDITION - STATE STREET CORPORATION
--------------------------------------------------------------------------------

                                                       (UNAUDITED)
                                                        JUNE 30,   December 31,
(Dollars in millions)                                     1998         1997
-------------------------------------------------------------------------------
ASSETS
Cash and due from banks..............................    $ 1,651     $ 2,411
Interest-bearing deposits with banks.................     12,445      10,080
Securities purchased under resale agreements and
 securities borrowed.................................     11,638       5,544
Federal funds sold...................................      1,937         621
Trading account assets...............................        146         205
Investment securities (principally available-for-
 sale)...............................................      9,439      10,375
Loans (less allowance of $93 and $83)................      6,044       5,479
Premises and equipment...............................        669         500
Customers' acceptance liability......................         68          45
Accrued income receivable............................        579         566
Other assets.........................................      2,095       2,149
                                                         -------     -------
    TOTAL ASSETS.....................................    $46,711     $37,975
                                                         =======     =======
LIABILITIES
Deposits:
Non-interest-bearing.................................    $10,336     $ 7,785
Interest-bearing:
  Domestic...........................................      2,348       2,374
  Non-U.S. ..........................................     16,737      14,719
                                                         -------     -------
    Total deposits...................................     29,421      24,878
Securities sold under repurchase agreements..........     11,768       7,409
Federal funds purchased..............................        123         189
Other short-term borrowings..........................        360         609
Notes payable........................................                     44
Acceptances outstanding..............................         68          45
Accrued taxes and other expenses.....................        816         831
Other liabilities....................................      1,075       1,201
Long-term debt.......................................        922         774
                                                         -------     -------
    TOTAL LIABILITIES................................     44,553      35,980
STOCKHOLDERS' EQUITY
Preferred stock, no par: authorized 3,500,000; issued
 none................................................        167         167
Common stock, $1 par: authorized 250,000,000; issued
 167,225,000 and 167,223,000.........................
Surplus..............................................         74         102
Retained earnings....................................      2,094       1,920
Net unrealized gains.................................          8          11
Treasury stock, at cost (6,064,000 and 6,387,000
 shares).............................................       (185)       (205)
                                                         -------     -------
    TOTAL STOCKHOLDERS' EQUITY.......................      2,158       1,995
                                                         -------     -------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.......    $46,711     $37,975
                                                         =======     =======

The accompanying notes are an integral part of these financial statements.

PART I. ITEM 1.
FINANCIAL STATEMENTS (CONTINUED)

CONSOLIDATED STATEMENT OF CASH FLOWS - STATE STREET CORPORATION (UNAUDITED)
--------------------------------------------------------------------------------

(Dollars in millions) Three months ended June 30,                 1998     1997
---------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net Income...................................................... $   215  $  178
Non-cash charges for depreciation, amortization, provision for
 loan losses and deferred income taxes..........................     173     140
                                                                 -------  ------
  Net income adjusted for non-cash charges......................     388     318
Adjustments to reconcile to net cash provided (used) by
 operating activities:
  Net change in:
    Trading account assets......................................      59     129
    Other, net..................................................     146    (606)
                                                                 -------  ------
      NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES..........     593    (159)
                                                                 -------  ------
INVESTING ACTIVITIES
Payments for purchases of:
  Available-for-sale securities.................................  (5,862) (2,706)
  Held-to-maturity securities...................................  (1,077)   (441)
  Lease financing assets........................................    (452) (1,093)
  Premises and equipment........................................    (233)    (56)
Proceeds from:
  Maturities of available-for-sale securities...................   6,328   1,335
  Maturities of held-to-maturity securities.....................   1,051     424
  Sales of available-for-sale securities........................     156     173
  Principal collected from lease financing......................      60      39
Net payments for:
  Interest-bearing deposits with banks..........................  (2,365) (1,211)
  Federal funds sold, resale agreements and securities
   borrowed.....................................................  (7,410)   (834)
  Loans.........................................................    (397)   (548)
                                                                 -------  ------
      NET CASH USED BY INVESTING ACTIVITIES..................... (10,201) (4,918)
                                                                 -------  ------
FINANCING ACTIVITIES
Proceeds from issuance of:
  Long-term debt................................................     148     300
  Non-recourse debt for lease financing.........................     310     878
  Notes payable.................................................               1
  Treasury stock................................................      14       3
Payments for:
  Maturities of notes payable...................................     (44)
  Non-recourse debt for lease financing.........................     (94)    (92)
  Long-term debt................................................      (1)     (1)
  Cash dividends................................................     (41)    (34)
  Purchase of common stock......................................     (31)    (89)
Net proceeds from (payments for):
  Deposits......................................................   4,543   5,339
  Short-term borrowings.........................................   4,044    (862)
                                                                 -------  ------
      NET CASH PROVIDED BY FINANCING ACTIVITIES.................   8,848   5,443
                                                                 -------  ------
      NET (DECREASE) INCREASE...................................    (760)    366
Cash and due from banks at beginning of period..................   2,411   1,623
                                                                 -------  ------
      CASH AND DUE FROM BANKS AT END OF PERIOD.................. $ 1,651  $1,989
                                                                 =======  ======
SUPPLEMENTAL DISCLOSURE
  Interest paid................................................. $   678  $  587
  Income taxes paid.............................................      59      45

--------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

PART I. ITEM 1.
FINANCIAL STATEMENTS (CONTINUED)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - STATE STREET CORPORATION (UNAUDITED)
--------------------------------------------------------------------------------

(Dollars in millions, except per share data) Three
months ended June 30,                                  1998          1997
-------------------------------------------------------------------------------
COMMON STOCK
Balance at beginning of period....................  $  167        $   84
Stock dividend, two-for-one split.................                    83
                                                    ------        ------
  Balance at end of period........................     167           167
                                                    ------        ------
SURPLUS
Balance at beginning of period....................     102           105
Treasury stock issued.............................     (28)           (3)
                                                    ------        ------
  Balance at end of period........................      74           102
                                                    ------        ------
RETAINED EARNINGS
Balance at beginning of period....................   1,920         1,694
Net Income........................................     215  $215     178  $178
Stock dividend, two-for-one split.................                   (83)
Cash dividends declared ($.25 and $.21 per
 share)...........................................     (41)          (34)
                                                    ------        ------
  Balance at end of period........................   2,094         1,755
                                                    ------        ------
NET UNREALIZED GAINS (LOSSES)--OTHER COMPREHENSIVE
 INCOME
Balance at beginning of period....................      11            12
Foreign currency translation......................      (2)   (2)     (4)   (4)
Net unrealized holding loss on available-for-sale
 securities.......................................      (1)   (1)     (2)   (2)
                                                    ------  ----  ------  ----
                                                              (3)           (6)
  Balance at end of period........................       8             6
                                                    ------        ------
Comprehensive Income..............................          $212          $172
                                                            ====          ====
TREASURY STOCK, AT COST
Balance at beginning of period....................    (205)         (120)
Common stock acquired (490,000 and 2,359,200
 shares)..........................................     (31)          (89)
Treasury stock issued (1,165,729 and 430,262
 shares)..........................................      51            11
                                                    ------        ------
  Balance at end of period........................    (185)         (198)
                                                    ------        ------
  TOTAL STOCKHOLDERS' EQUITY......................  $2,158        $1,832
                                                    ======        ======

--------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

PART I. ITEM 1.
FINANCIAL STATEMENTS (CONTINUED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - STATE STREET CORPORATION
(UNAUDITED)


NOTE A--BASIS OF PRESENTATION

  State Street Corporation ("State Street" or the "Corporation") is a financial services corporation that provides banking, global custody, investment management, administration and securities processing services to both U.S. and non-U.S. customers. State Street reports three lines of business. Services for Institutional Investors include accounting, custody, daily pricing, administration, foreign exchange, cash management and information services to support institutional investors and for large portfolios of investment assets. Investment Management provides an extensive array of services for managing financial assets worldwide for both institutional and individual investors as well as record keeping and investment services for defined contribution plans. Commercial Lending activities include loans and other credit services for regional middle-market companies, selected industries nationwide, broker/dealers, leasing and international trade finance.

  The consolidated financial statements include the accounts of State Street and its subsidiaries, including its principal subsidiary, State Street Bank and Trust Company ("State Street Bank"). The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. All significant intercompany balances and transactions have been eliminated upon consolidation. The results of operations of businesses purchased are included from the date of acquisition. Investments in affiliates owned less than 50% are accounted for by the equity method. Certain previously reported amounts have been reclassified to conform to the current method of presentation.

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

  In 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" was issued. This statement establishes standards for reporting information about operating segments in annual and interim financial statements. This statement is effective for annual periods beginning after December 15, 1997, and for interim periods beginning after December 15, 1998. State Street will adopt the new disclosures required by SFAS No. 131 for the year ending December 31, 1998. State Street does not expect its current disclosures to change significantly under SFAS No. 131.

  Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" was issued in March 1998. State Street will adopt this standard effective January 1, 1999. Management is currently evaluating the impact of this statement.

  On June 16, 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. This statements requires companies to record the fair value of derivatives on the balance sheet as assets or liabilities, measured at fair value. Fair market valuation adjustments for derivatives meeting hedge criteria will be recorded in either comprehensive income or earnings, depending on their classification. Derivatives used for trading purposes will continue to be marked to market through earnings. This statement is effective for fiscal years beginning after June 15, 1999. Management is currently evaluating the impact of this statement.

  In the opinion of management, all adjustments consisting of normal recurring accruals, which are necessary for a fair presentation of the financial position of State Street and subsidiaries at June 30, 1998 and December 31, 1997, and its cash flows and consolidated results of its operations for the three and six months ended June 30, 1998 and 1997, have been made. These statements should be read in conjunction with the financial statements and other information included in State Street's latest annual report on form 10-K.

PART I. ITEM 1.
FINANCIAL STATEMENTS (CONTINUED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - STATE STREET CORPORATION
(UNAUDITED)


NOTE B--INVESTMENT SECURITIES

  Available-for-sale securities are recorded at fair value and held-to maturity securities are recorded at amortized cost. Investment securities consisted of the following as of the dates indicated:

--------------------------------------------------------------------------------
                                 JUNE 30, 1998            DECEMBER 31, 1997
                                   UNREALIZED   FAIR          UNREALIZED   FAIR
(Dollars in millions)       COST  GAINS LOSSES VALUE   COST  GAINS LOSSES VALUE
--------------------------------------------------------------------------------
Available-for-sale:
 U.S. Treasury and Fed-    $4,161  $13   $ 2   $4,172
  eral agencies..........                             $4,906  $15   $ 2   $4,919
 State and political sub-   1,713   18    10    1,721
  divisions..............                              1,647   17     7    1,657
 Asset-backed securi-       1,385    2     1    1,386
  ties...................                              1,673    1     1    1,673
 Collateralized mortgage      681          1      680
  obligations............                                574    1     4      571
 Other investments.......     557    9            566    654    9     1      662
                           ------  ---   ---   ------ ------  ---   ---   ------
 Total...................  $8,497  $42   $14   $8,525 $9,454  $43   $15   $9,482
                           ======  ===   ===   ====== ======  ===   ===   ======
Held-to-maturity:
 U.S. Treasury and Fed-    $  914  $ 1         $  915
  eral agencies..........                             $  893  $ 1   $ 1   $  893
                           ======  ===   ===   ====== ======  ===   ===   ======

-------------------------------------------------------------------------------

  During the six months ended June 30, 1998, there were less than $1 million of gross gains and losses realized on the sales of $156 million of available-for-sale securities. During the six months ended June 30, 1997, there were less than $1 million of gross gains and losses realized on the sales of $173 million of available-for-sale securities.

NOTE C--ALLOWANCE FOR LOAN LOSSES

  The allowance for loan losses is maintained at a level believed adequate by management to absorb estimated probable credit losses. Management's periodic evaluation of the adequacy of the allowance for loan losses is based on State Street's past loan loss experience, known and inherent risks in the portfolio, current economic conditions and adverse situations that may affect the borrowers' ability to repay, timing of future payments, estimated value of any underlying collateral, and the performance of individual credits in relation to contract terms and other relevant factors. The provision for loan losses charged to earnings is based upon management's judgment of the amount necessary to maintain the allowance at a level adequate to absorb estimated probable credit losses.

  Changes in the allowance for loan losses were as follows:

-------------------------------------------------------------------------------
                                                                  SIX MONTHS
                                                 THREE MONTHS        ENDED
                                                ENDED JUNE 30,     JUNE 30,
(Dollars in millions)                            1998     1997    1998   1997
-------------------------------------------------------------------------------
Balance at beginning of period................. $    89  $    70  $  83  $  73
Provision for loan losses......................       4        3      9      6
Loan charge-offs...............................                             (6)
Recoveries.....................................                1      1      1
                                                -------  -------  -----  -----
  Balance at end of period..................... $    93  $    74  $  93  $  74
                                                =======  =======  =====  =====

-------------------------------------------------------------------------------

PART I. ITEM 1.
FINANCIAL STATEMENTS (CONTINUED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - STATE STREET CORPORATION
(UNAUDITED)


NOTE D--LONG-TERM DEBT

  On May 15, 1998, State Street completed the sale of $150 million of Floating Rate Capital Securities, Series A (the "Capital Securities") due 2028, issued by State Street Capital Trust I (the "Trust"), a subsidiary business trust of State Street. The Capital Securities are guaranteed by State Street. In connection with the sale of the Capital Securities, State Street issued and sold to the Trust $149 million of its Floating Rate Junior Subordinated Deferrable Interest Debentures, Series B. At June 30, 1998, $649 million of capital securities are included in long-term debt on the Consolidated Statement of Condition.

NOTE E--REGULATORY MATTERS

  The regulatory capital amounts and ratios were the following at June 30, 1998 and December 31, 1997:

------------------------------------------------------------------------------------------------
                         REGULATORY GUIDELINES(1)           STATE STREET     STATE STREET BANK
                         ------------------------------    ----------------  ------------------
                                              WELL
(Dollars in millions)     MINIMUM         CAPITALIZED       1998     1997      1998      1997
------------------------------------------------------------------------------------------------
Risk-based ratios:
  Tier 1 capital........              4%                6%    14.1%    13.7%     12.4%     12.2%
  Total capital.........              8                10     14.4     13.8      12.9      12.5
Leverage ratio..........              3                 5      5.9      5.9       5.3       5.2
Tier 1 capital..........                                   $ 2,544  $ 2,259  $  2,215  $  1,996
Total capital...........                                     2,602    2,274     2,306     2,040
Risk-based assets:
  On-balance sheet......                                   $14,041  $12,647  $ 13,879  $ 12,491
  Off-balance sheet.....                                     3,878    3,825     3,878     3,825
  Market-risk equiva-
   lent(2)..............                                       165                165
                                                           -------  -------  --------  --------
    Total risk-based as-
     sets...............                                   $18,084  $16,472  $ 17,922  $ 16,316
                                                           =======  =======  ========  ========

(1) The regulatory designation of "well capitalized" under prompt corrective action regulations is not applicable to bank holding companies (State Street). Regulation Y defines well capitalized for bank holding companies (State Street) for the purpose of determining eligibility for a streamlined review process for acquisition proposals. For such purposes, qualifying as well capitalized requires a minimum Tier 1 risk-based capital ratio of 6% and a minimum total risk-based capital ratio of 10%.

(2) Effective January 1, 1998, regulatory capital standards require the addition of market risk equivalent assets to total risk based assets.

--------------------------------------------------------------------------------

PART I. ITEM 1.
FINANCIAL STATEMENTS (CONTINUED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - STATE STREET CORPORATION
(UNAUDITED)

NOTE F--STOCKHOLDERS' EQUITY

  The components of other comprehensive income for the six months ended June 30 consisted of the following:

------------------------------------------------------------------------------------------
                                       1998                             1997
                         -------------------------------- --------------------------------
                         PRE TAX TAX (EXPENSE) NET OF TAX PRE TAX TAX (EXPENSE) NET OF TAX
(Dollars in Millions)    INCOME     BENEFIT      AMOUNT   INCOME     BENEFIT      AMOUNT
------------------------------------------------------------------------------------------
Foreign currency trans-
 lation.................   $(3)       $ 1         $(2)      $(6)       $ 2         $(4)
Gain (loss) on
 available-for-sale
 securities arising
 during period..........    (1)                    (1)       (3)         1          (2)
                           ---        ---         ---       ---        ---         ---
  Other comprehensive
   income...............   $(4)       $ 1         $(3)      $(9)       $ 3         $(6)
                           ===        ===         ===       ===        ===         ===

--------------------------------------------------------------------------------

NOTE G--NET INTEREST REVENUE

  Net interest revenue consisted of the following:

-------------------------------------------------------------------------------
                                                THREE MONTHS     SIX MONTHS
                                               ENDED JUNE 30,  ENDED JUNE 30,
                                               --------------- ----------------
(Dollars in millions)                           1998    1997     1998    1997
-------------------------------------------------------------------------------
INTEREST REVENUE
Deposits with banks........................... $   139 $    94 $    261 $  184
Investment securities:
  U.S. Treasury and Federal agencies..........      80      92      165    178
  State and political subdivisions (exempt
   from Federal tax)..........................      20      20       39     38
  Other investments...........................      40      41       83     77
Loans.........................................      98      82      190    158
Securities purchased under resale agreements,
 securities borrowed and Federal funds sold...     171      94      305    183
Trading account assets........................       2       2        4      5
                                               ------- ------- -------- ------
  Total interest revenue......................     550     425    1,047    823
                                               ------- ------- -------- ------
INTEREST EXPENSE
Deposits......................................     167     119      321    228
Other borrowings..............................     185     137      337    266
Long-term debt................................      16      15       31     25
                                               ------- ------- -------- ------
  Total interest expense......................     368     271      689    519
                                               ------- ------- -------- ------
  Net interest revenue........................ $   182 $   154 $    358 $  304
                                               ======= ======= ======== ======

--------------------------------------------------------------------------------

PART I. ITEM 1.
FINANCIAL STATEMENTS (CONTINUED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - STATE STREET CORPORATION
(UNAUDITED)


NOTE H--OPERATING EXPENSES--OTHER

  The other category of operating expenses consisted of the following:

-------------------------------------------------------------------------------
                                                 THREE MONTHS     SIX MONTHS
                                                ENDED JUNE 30,  ENDED JUNE 30,
                                                --------------- ---------------
(Dollars in millions)                            1998    1997    1998    1997
-------------------------------------------------------------------------------
Professional services.......................... $    25 $   21  $    47 $    37
Advertising and sales promotion................      16     13       29      24
Postage, forms and supplies....................       8      7       16      13
Telecommunications.............................       9      7       17      13
Other..........................................      20     23       47      45
                                                ------- ------  ------- -------
  Total operating expenses--other.............. $    78 $   71  $   156 $   132
                                                ======= ======  ======= =======

--------------------------------------------------------------------------------

NOTE I--INCOME TAXES

  The provision for income taxes included in the Consolidated Statement of Income is comprised of the following:

--------------------------------------------------------------------------------
                                            THREE MONTHS     SIX MONTHS ENDED
                                           ENDED JUNE 30,        JUNE 30,
                                           ----------------  ------------------
(Dollars in millions)                       1998     1997      1998      1997
--------------------------------------------------------------------------------
Current................................... $    19  $    12  $     35  $     24
Deferred..................................      36       32        74        64
                                           -------  -------  --------  --------
  Total provision......................... $    55  $    44  $    109  $     88
                                           =======  =======  ========  ========
Effective tax rate........................    33.8%    32.5%     33.8%     33.0%
                                           =======  =======  ========  ========

--------------------------------------------------------------------------------

NOTE J--EARNINGS PER SHARE

  The following table sets forth the computation of basic and diluted earnings per share:

------------------------------------------------------------------------------
                                         THREE MONTHS ENDED  SIX MONTHS ENDED
                                              JUNE 30,           JUNE 30,
                                         ------------------- -----------------
(Dollars in millions, except per share
data; shares in thousands)                 1998      1997      1998     1997
------------------------------------------------------------------------------
Net Income.............................. $     109 $      92 $    215 $    178
                                         --------- --------- -------- --------
Basic Average Shares....................   161,161   160,441  161,018  160,886
  Stock options and stock awards........     2,523     1,850    2,416    1,807
  7.75% convertible subordinated deben-
   tures................................       843     1,097      890    1,098
                                         --------- --------- -------- --------
Dilutive average shares.................   164,527   163,388  164,324  163,791
Basic earnings per share................ $     .67 $     .57 $   1.33 $   1.11
                                         --------- --------- -------- --------
Diluted earnings per share.............. $     .66 $     .56 $   1.30 $   1.09
                                         --------- --------- -------- --------

--------------------------------------------------------------------------------

NOTE F--NET INTEREST REVENUE

  Net interest revenue consisted of the following for the three months ended March 31:

------------------------------------------------------------------------------
(Dollars in millions)                                                1998 1997
------------------------------------------------------------------------------
INTEREST REVENUE
Deposits with banks................................................. $122 $ 90
Investment securities:
  U.S. Treasury and Federal agencies................................   85   85
  State and political subdivisions (exempt from Federal tax)........   19   18
  Other investments.................................................   43   36
Loans...............................................................   92   76
Securities purchased under resale agreements, securities borrowed
 and Federal funds sold.............................................  134   90
Trading account assets..............................................    2    3
                                                                     ---- ----
    Total interest revenue..........................................  497  398
                                                                     ---- ----
INTEREST EXPENSE
Deposits............................................................  154  109
Other borrowings....................................................  152  129
Long-term debt......................................................   15   10
                                                                     ---- ----
    Total interest expense..........................................  321  248
                                                                     ---- ----
    Net interest revenue............................................ $176 $150
                                                                     ==== ====

PART I. ITEM 1.
FINANCIAL STATEMENTS (CONTINUED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - STATE STREET CORPORATION
(UNAUDITED)


NOTE K--COMMITMENTS AND CONTINGENT LIABILITIES

  State Street provides banking, global custody, investment management, administration and securities processing services to both U.S. and Non U.S. customers. Assets under custody and assets under management are held by State Street in a fiduciary or custodial capacity and are not included in the Consolidated Statement of Condition because such items are not assets of State Street. Management conducts regular reviews of its responsibilities for these services and considers the results in preparing its financial statements. In the opinion of management, there are no contingent liabilities at June 30, 1998, that would have a material adverse effect on State Street's financial position or results of operations.

  State Street is subject to pending and threatened legal actions that arise in the normal course of business. In the opinion of management, after discussion with counsel, these can be successfully defended or resolved without a material adverse effect on State Street's financial position or results of operations.

NOTE L--OFF-BALANCE SHEET FINANCIAL INSTRUMENTS, INCLUDING DERIVATIVES

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

  A table which summarizes the contractual or notional amounts of significant derivative financial instruments held or issued by State Street is as follows:

--------------------------------------------------------------------------------
                                                            JUNE 30 DECEMBER 31,
(Dollars in millions)                                        1998       1997
--------------------------------------------------------------------------------
Trading:
  Interest rate contracts:
    Swap agreements........................................ $   798   $ 1,015
    Options and caps purchased.............................      35        38
    Options and caps written...............................     194       186
    Futures--short position................................     375       594
    Options on futures purchased...........................      40         5
    Options on futures written.............................      50         8
  Foreign exchange contracts:
    Forward, swap and spot................................. 118,801    91,742
    Options purchased......................................     164       144
    Options written........................................     110       138
Balance Sheet Management:
  Interest rate contracts:
    Swap agreements........................................     640       243
    Options and caps purchased.............................      30        50
  Foreign exchange contracts:
    Forward, swap and spot.................................                44

-------------------------------------------------------------------------------

PART I. ITEM 1.
FINANCIAL STATEMENTS (CONTINUED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - STATE STREET CORPORATION
(UNAUDITED)


NOTE L--OFF-BALANCE SHEET FINANCIAL INSTRUMENTS, INCLUDING DERIVATIVES
(CONTINUED)

  A table which summarizes the fair value of financial instruments held or issued for trading purposes is as follows:

--------------------------------------------------------------------------------
                                                JUNE 30, 1998 DECEMBER 31, 1997
                                                ------------- ------------------
                                                      AVERAGE           AVERAGE
                                                FAIR   FAIR     FAIR     FAIR
(Dollars in millions)                           VALUE  VALUE   VALUE     VALUE
--------------------------------------------------------------------------------
Foreign exchange contracts:
  Contracts in a receivable position........... $845  $1,107  $  1,037 $  1,064
  Contracts in a payable position..............  883   1,107     1,036    1,087
Other financial instrument contracts:
  Contracts in a receivable position...........    3       6         3        7
  Contracts in a payable position..............    1       3         2        5

-------------------------------------------------------------------------------

  The preceding amounts have been reduced by offsetting balances with the counterparty where a master netting agreement exists. Contracts in a receivable position are shown in other assets on the balance sheet and contracts in a payable position are shown in other liabilities.

  Credit-related financial instruments include commitments to extend credit, standby letters of credit, letters of credit and indemnified securities lent. The maximum credit risk associated with credit-related financial instruments is measured by the contractual amounts of these instruments. A summary of the contractual amount of State Street's credit-related, off-balance sheet financial instruments is as follows:

--------------------------------------------------------------------------------
                                                           JUNE 30, DECEMBER 31,
(Dollars in millions)                                        1998       1997
--------------------------------------------------------------------------------
Indemnified securities on loan............................ $65,601    $57,465
Loan commitments..........................................   8,154      7,294
Standby letters of credit.................................   1,704      1,821
Letters of credit.........................................     300        179

-------------------------------------------------------------------------------

  On behalf of its customers, State Street lends their securities to creditworthy brokers and other institutions. In certain circumstances, State Street may indemnify its customers for the fair market value of those securities against a failure of the borrower to return such securities. State Street requires the borrowers to provide collateral in an amount equal to or in excess of 102% of the fair market value of the securities borrowed. The borrowed securities are revalued daily to determine if additional collateral is necessary. State Street held, as collateral, cash and U.S. Government securities totaling $69 billion and $59 billion for indemnified securities on loan at June 30, 1998 and December 31, 1997, respectively.

  Loan and letter-of-credit commitments are subject to the same credit policies and reviews as loans on the balance sheet. Collateral, both the amount and nature, is obtained based upon management's assessment of the credit risk. Approximately 67% of the loan commitments expire in one year or less from the date of issue. Since many of the extensions of credit are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Stockholders and Board of Directors
State Street Corporation

  We have reviewed the accompanying consolidated statement of condition of State Street Corporation (State Street) as of June 30, 1998, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 1998 and 1997, and the statements of cash flows and changes in stockholders' equity for the six month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of State Street's management.

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

Boston, Massachusetts
July 14, 1998

PART I. ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

  Earnings per share for the second quarter were $.66 on a fully diluted basis, an increase of 18% from $.56 in the second quarter of 1997. Revenue grew 20%, from $568 million to $681 million. Net income was $109 million, up from $92 million a year ago. Return on stockholders' equity was 20.5%.

CONDENSED INCOME STATEMENT--TAXABLE EQUIVALENT BASIS

-----------------------------------------------------------------------------------------------
                              THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                              --------------------------------  ------------------------------
(Dollars in millions, except
per share data)                1998    1997    CHANGE     %      1998    1997   CHANGE    %
-----------------------------------------------------------------------------------------------
Fee revenue:
  Fiduciary compensation....  $   380 $   308  $    72      23  $   727 $   594  $  133     22
  Foreign exchange trading..       67      50       17      35      142      96      46     48
  Servicing and processing..       40      39        1       2       79      79
  Other.....................        6       7       (1)    (15)       8       9      (1)   (13)
                              ------- -------  -------          ------- -------  ------
    Total fee revenue.......      493     404       89      22      956     778     178     23
Net interest revenue........      192     167       25      15      378     327      51     15
Provision for loan losses...        4       3        1      32        9       6       3     50
                              ------- -------  -------          ------- -------  ------
    Total revenue...........      681     568      113      20    1,325   1,099     226     21
Operating expenses..........      507     419       88      21      981     810     171     21
                              ------- -------  -------          ------- -------  ------
  Income before taxes.......      174     149       25      16      344     289      55     19
Income taxes................       55      44       11      25      109      88      21     24
Taxable equivalent
 adjustment.................       10      13       (3)    (25)      20      23      (3)   (14)
                              ------- -------  -------          ------- -------  ------
    Net income..............  $   109 $    92  $    17      18  $   215 $   178  $   37     20
                              ======= =======  =======          ======= =======  ======
Earnings Per Share
  Basic.....................  $   .67 $   .57  $   .10      18  $  1.33 $  1.11  $  .22     21
  Diluted...................      .66     .56      .10      18     1.30    1.09     .21     19

-------------------------------------------------------------------------------
(Percentage change based on dollars in thousands, except per share data)

TOTAL REVENUE

  Total revenue for the quarter was $681 million, up $113 million, or 20%, from a year ago, reflecting growth in all lines of business. Total revenue is comprised of fee revenue and net interest revenue. For the six months ended June 30, 1998, total revenue was $1.3 billion, up $226 million, or 21%, from 1997, due to growth in both fee revenue and net interest revenue.

PART I. ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)

FEE REVENUE

  Fee revenue, which comprised 72% of total revenue for the quarter, was $493 million, up 22% from a year ago.

  Fiduciary compensation, the largest component of fee revenue, is generated by services for institutional investors and investment management. Fiduciary compensation was $380 million for the quarter, up $72 million, or 23%, from a year ago. This increase was driven by expanded and new customer relationships.

  Services for institutional investors, which include accounting, custody, record-keeping and information services, reflected broad-based growth. Total assets under custody at June 30, 1998 increased 31% from a year ago to $4.5 trillion. Using broad assumptions, management estimates that approximately 50% of the increase was due to the impact of higher securities market values, and 50% was due to additional contributions to mutual funds, pension plans and other portfolios and to new business.

  Revenue from mutual funds reflected new business from both existing customers and new customers and asset growth. Total mutual fund assets under custody at June 30, 1998 increased 35% with year-over-year growth in both U.S. and non-U.S. assets. Revenue from servicing offshore funds and from mutual fund administration reflected strong growth.

  Revenue from servicing U.S. pension plans increased primarily due to new business reflecting growth in portfolio accounting and custody services and securities lending services.

  Outside the United States, revenue growth was driven by additional business from existing customers and from new customers. Assets under custody for non-U.S. customers at June 30, 1998 increased 22% from a year ago.

  Revenue from investment management, delivered through State Street Global Advisors, reflected growth across all services--investment management for institutional investors, record-keeping and investment services for defined contribution plans, and investment services for high-net-worth individuals. Revenue from managing assets for institutional investors was driven primarily by new relationships, additional contributions from existing customer equity and higher securities values. Total assets managed increased 29% from a year ago to $459 billion, with about 50% of this growth due to additional funding from customers and new customers and the remainder due to increased market values.

  Foreign exchange trading revenue was $67 million in the quarter, up $17 million from a year ago. The higher level of foreign exchange revenue is the result of both new business worldwide and active currency markets. New business is attributable to State Street's on-line research, trade execution and trade confirmation services, which are encouraging existing customers to expand relationships and attracting new customers. The volume of trades, as measured in dollars, increased 24% from a year ago. Foreign exchange trading revenue was down slightly from the first quarter of 1998 as major currencies were less volatile.

  Servicing and processing fee revenue was $40 million in the quarter, compared to $39 million a year ago. Excluding the impact of revenue from a non-strategic business which was sold in the second quarter of 1997, servicing and processing revenue in the quarter increased 17% from a year ago. This increase was driven by maintenance and brokerage services and revenue from software licensing.

  For the six months ended June 30, 1998, fee revenue was $956 million, up $178 million, or 23% from a year ago. Fiduciary compensation increased $133 million, or 22%. Foreign exchange trading revenue increased $46 million, or 48%, due to new business and active currency markets.

PART I. ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)

NET INTEREST REVENUE

  Taxable equivalent net interest revenue for the second quarter was $192 million, up $25 million, or 15%, from a year ago due primarily to a $9 billion, or 30%, increase in average interest-earning assets. State Street uses its balance sheet to support the needs of institutional investors. These customers, in conjunction with their worldwide investment activities, made increased use of securities sold under repurchase agreements and deposits, which were invested primarily in low-risk assets by State Street. Strong growth in average non-U.S. deposits, up $3.4 billion, or 28%, and securities sold under repurchase agreements, up $3.2 billion, or 34%, contributed importantly to the revenue increase.

--------------------------------------------------------------------------------
                                                   THREE MONTHS ENDED JUNE 30,
                                                       1998            1997
                                                  --------------  --------------
                                                  AVERAGE         AVERAGE
(Dollars in millions)                             BALANCE  RATE   BALANCE  RATE
--------------------------------------------------------------------------------
Interest-earning assets..........................  39,366   5.70% $ 30,331 5.79%
                                                           -----           -----
Interest-bearing liabilities.....................  33,132   4.45    25,525 4.26
                                                           -----           -----
Excess of rates earned over rates paid...........           1.25%          1.53%
                                                           =====           =====
Net Interest Margin..............................           1.96%          2.21%
                                                           =====           =====

--------------------------------------------------------------------------------

  For the six months ended June 30, 1998, taxable equivalent net interest revenue was $378 million, up $51 million, or 15%, from the same period in 1997 due to a $7.9 billion, or 27%, increase in average interest-earning assets. The growth in average interest-earning assets was driven primarily by a $3.5 billion, or 31%, increase in non-U.S. deposits and a $2.4 billion, or 25%, increase in securities sold under repurchase agreements.

OPERATING EXPENSES

  Operating expenses for the quarter were $507 million, up $88 million, or 21%, from the second quarter of 1997, supporting business expansion and investments in capabilities and capacity for future growth, and reflecting acquisitions. Salaries and employee benefits in the quarter were $294 million, up $60 million, or 25%, due to increased staffing and acquisitions. The increases in staffing and business growth also contributed to the 40% increase in equipment expense, which was $53 million for the quarter, and the 20% increase in occupancy expense, which was $35 million for the quarter.

  For the six-month period ended June 30, 1997, operating expenses were up $171 million, or 21%, due primarily to increased salaries and employee benefits costs.

Resolution 2000


  The approaching Year 2000 presents companies in all industries with a myriad of challenges to ensure compliance of their systems and processes. These challenges stem from a once-common programming standard using two-digit years for date fields contained in computer programs and related data. Commencing in 1996, State Street assessed the impact of the upcoming Year 2000 on it operations and has developed a comprehensive program, Resolution 2000, to address the related issues. This program includes a review of information technology, mainframe, midrange and desktop applications, facilities and third party providers and a plan for necessary remediation and testing. Third parties include depositories, clearing and settlement locations, business partners, counterparties, customers and vendors/suppliers. In essence, the plan covers all parties involved in products and services provided by State Street.

  A central program management office, global compliance teams and a corporate governance/oversight structure support State Street's Resolution 2000 program. Program updates, progress reports and critical matters are regularly communicated to senior management and the Board of Directors. State Street's goal is to modify and complete internal testing of its core information technology and critical business supported software applications for Year 2000 compliance by December 31, 1998. State Street also intends to have the necessary infrastructure to support point-to-point testing with external parties and have non-critical desktop applications and facility systems remediated and tested by December 31, 1998.

PART I. ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)

  Formal communications have commenced with external parties, requesting from them the status of their Year 2000 compliance relating to products, services and critical information provided to State Street. For example, questionnaires have been issued to subcustodians focusing on the adequacy of their compliance programs and implementation plans, including testing with State Street. Responses have been received from subcustodians and the scope of testing is currently being assessed. In addition, ongoing assessments of Year 2000 compliance have been incorporated into the existing due diligence procedures performed routinely by State Street personnel in connection with their daily activities. Similar activities, where necessary, are taking place with all other third party providers.

  State Street cannot control the success of each external party's Year 2000 compliance program. However, contingency plans will be established wherever possible to minimize risks of third party compliance failure. The ultimate goal of these activities is to have an uninterrupted flow of information between State Street and third party providers in the Year 2000 and beyond.

  Management currently estimates the aggregate cost of the Resolution 2000 program will be less than $200 million for the five-year period 1996-2000. These costs are expensed as incurred and include staff, equipment, consultants and other expenses. Such costs are expected to be less than 2% of total operating expenses for the five-year period.


 European Economic and Monetary Union

  State Street has developed and is currently implementing a plan to service customer accounting and other needs relating to the adoption by certain members of the European Economic and Monetary Union of a common currency, the euro. Management estimates that the costs to State Street associated with the phase in of and ultimate redenomination to the euro will not be material.

CREDIT QUALITY

  At June 30, 1998, total loans were $6.0 billion. In the second quarter, the provision for loan losses charged against income was $4 million, up from $3 million a year ago. During the quarter, the allowance for loan losses increased from $89 million to $93 million; net recoveries were less than $1 million, versus recoveries of $1 million in the year earlier period. During the second quarter, non-performing loans increased from $4 million to $9 million.

TAXES

  Taxes in the quarter were $55 million, up from $44 million a year ago. The effective tax rate was 33.8%, up from 32.5% in the second quarter of 1997.

LINES OF BUSINESS

  Following is a summary of line of business operating results for the six months ended June 30:

------------------------------------------------------------------------------
                                   SERVICES FOR
                                   INSTITUTIONAL   INVESTMENT    COMMERCIAL
                                     INVESTORS     MANAGEMENT      LENDING
Taxable equivalent basis
(Dollars in millions)               1998    1997   1998   1997   1998   1997
------------------------------------------------------------------------------

Fee revenue....................... $  690  $  563  $ 234  $ 190  $  32  $  25
Net interest revenue..............    264     229     19     12     86     80
                                   ------  ------  -----  -----  -----  -----
  Total revenue...................    954     792    253    202    118    105
Operating expenses................    717     601    213    162     51     47
                                   ------  ------  -----  -----  -----  -----
  Operating profit................ $  237  $  191  $  40  $  40  $  67  $  58
                                   ======  ======  =====  =====  =====  =====
Pretax margin.....................   24.8%   24.1%  15.6%  19.9%  57.1%  55.3%
Average assets (billions)......... $ 36.8  $ 29.2  $  .9  $  .7  $ 4.1  $ 3.6

--------------------------------------------------------------------------------

PART I. ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)

 Services for Institutional Investors

  Services for institutional investors include accounting, custody, daily pricing and information services for large portfolios of investment assets. Customers include mutual funds and other collective investment funds, corporate and public pension plans, corporations, investment managers, non-profit organizations, unions, and other holders of investment assets. Institutional investors are offered other State Street services, including foreign exchange, cash management, securities lending, fund administration, record keeping, credit services, and deposit and short-term investment facilities. These services support institutional investors in developing and executing their strategies, enhancing their returns, and evaluating and managing risk. Revenue from this line of business comprised 72% of State Street's total revenue for the six months ended June 30, 1998.

  Revenue for the six months ended June 30, 1998 increased to $954 million, up $162 million or 20% from $792 million in 1997. The $162 million increase in revenue resulted from increased cross-border investment activity, the installation of new business and expanding relationships with customers, who are growing and using more services. Fee revenue was up 23%. This reflected strong growth in revenue from accounting, custody and other services for mutual funds, U.S. pension plans, and customers outside the U.S. Foreign exchange trading revenue was up substantially. Net interest revenue, up 15%, reflected additional funding from customers in conjunction with their worldwide investment activities.

  Operating expenses for the six months ended June 30, 1998 were $717 million, 19% higher than a year ago, due to business growth and investments for future growth, and reflecting acquisitions. Operating profit was $237 million, an increase of $46 million, or 24%, from a year ago and reflected strong revenue growth.

 Investment Management

  State Street manages financial assets worldwide for both institutions and individuals and provides related services, including participant record-keeping for defined contribution plans. Investment management features a broad array of services, including passive and active equity, money market, and fixed income strategies. Revenue from this line of business comprised 19% of State Street's total revenue for the first six months of 1998.

  Revenue grew 25% to $253 million for the six months ended June 30, 1998 due to revenue growth across the product line. Operating expenses increased 31% reflecting additional staff to support business growth and the acquisition of the outstanding ownership of a joint venture previously accounted for using the equity method. Operating profit was $40 million, unchanged from the six months ended June 30, 1997.

 Commercial Lending

  Reported in this line of business are loans and other banking services for regional middle-market companies, for companies in selected industries nationwide, and for broker/dealers. Other credit services include leasing and international trade finance. Revenue from this line of business comprised 9% of State Street's total revenue for the first six months of 1998.

  Revenue grew to $118 million for the six months ended June 30, 1998, up 12% from $105 million from a year ago, due primarily to 20% increase in loans. Loans to New England businesses, specialty industries nationwide, leases, and international trade finance all grew.

  Operating expenses increased 9% for the six months ended June 30, 1998, supporting business growth. Operating profit was $67 million, an increase of $9 million, or 16% from 1997.

NEW ACCOUNTING DEVELOPMENTS

  Information related to new accounting developments appears in Note A to the Consolidated Financial Statements.

PART I. ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)

 Capital and Liquidity

  State Street ensures it is well capitalized in order provide financial flexibility which facilitates funding corporate growth and other business needs and to support its customers.

 Capital

  As a state chartered bank and member of the Federal Reserve System, State Street Bank, State Street's principal subsidiary, is regulated by the Federal Reserve Board which has established guidelines for minimum capital ratios. State Street has developed internal capital-adequacy policies to ensure that the Bank meets or exceeds the level required for the "well capitalized" category, the highest of the Federal Reserve Board's five capital categories. State Street's capital management emphasizes risk exposure rather than simple asset levels. At 12.4%, the Bank's Tier 1 risk-based capital ratio significantly exceeds the regulatory minimum of 4%. See Note E to the Consolidated Financial Statements for further information. State Street purchased 210,000 shares of its stock during the second quarter of 1998. As of June 30, 1998, the Board of Directors of State Street authorized the purchase of an additional 2.5 million shares.

  In May 1998, State Street issued $150 million of 30 year floating rate Capital Securities. See Note D to the Consolidated Financial statements for further information.

 Liquidity

  The primary objective of State Street's liquidity management is to ensure that it has sufficient funds to meet its commitments and business needs, including accommodating the transaction and cash management requirements of its customers. Liquidity is provided by State Street's access to global debt markets, its ability to gather additional deposits from its customers, maturing short-term assets, the sale of securities and payments of loans. Customer deposits and other funds provide a multi-currency, geographically-diverse source of liquidity.

  State Street maintains a large portfolio of liquid assets. At June 30, 1998, State Street's liquid assets were 76% of total assets.

TRADING ACTIVITIES: FOREIGN EXCHANGE AND INTEREST RATE SENSITIVITY

  As part of its trading activities, the Corporation assumes positions in both the foreign exchange and interest rate markets by buying and selling cash instruments and using financial derivatives, including forward foreign exchange contracts, foreign exchange and interest rate options, and interest rate swaps. As of June 30, 1998, the notional amount of these derivative instruments was $120.6 billion, of which $118.8 billion was foreign exchange forward contracts. Long and short foreign exchange forward positions are closely matched to minimize currency and interest rate risk. All foreign exchange contracts are valued daily at current market rates.

  The corporation uses a variety of risk measurement and estimation techniques including value at risk. Value at risk is an estimate of potential loss for a given period of time within a stated statistical confidence interval. State Street estimates value at risk daily for all material trading positions using a methodology based on the distribution of historical market movements. The Corporation has adopted standards for estimating value at risk, and maintains capital for market risk, in accordance with the Federal Reserve's Capital Adequacy Guidelines for market risk. Value at risk is estimated for a 99% one-tail confidence interval and an assumed one-day holding period using an historical observation period of one year. A 99% one-tail confidence interval implies that daily trading losses should not exceed the estimated value at risk more than 1% of the time, or approximately three days out of the year. The methodology takes into account observed correlations between interest rates and foreign exchange rates, and the resulting diversification benefits provided from the mix of the corporation's trading positions.

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

  The following table presents State Street's market risk for its trading activities as measured by its value at risk methodology:

VALUE AT RISK FOR JUNE 30, 1998

--------------------------------------------------------------------------------
(Dollars in millions)                                    AVERAGE MAXIMUM MINIMUM
--------------------------------------------------------------------------------
Foreign exchange contracts..............................   $.8    $1.8     $.3
Interest rate contracts.................................    .1      .2

-------------------------------------------------------------------------------

  State Street compares actual daily profit and losses from trading activities to estimated one-day value at risk. During the second quarter of 1998, State Street did not experience any foreign exchange trading loss in excess of its end of day value at risk estimate.

FACTORS AFFECTING FUTURE RESULTS

  From time to time, information provided by State Street, statements made by its employees, or information included in its filings with the Securities and Exchange Commission (including this Form 10-Q), may contain statements which are not historic facts (so-called "forward looking statements"), including statements about the Corporation's confidence and strategies and its expectation about revenues and market growth, new technologies, services and opportunities, and earnings. These statements may be identified by such forward looking terminology as "expect", "look", "believe", "anticipate", "may", "will", or similar statements or variations of such terms. These forward-looking statements involve certain risks and uncertainties which could cause actual results to differ materially. Factors that may cause such differences include, but are not limited to, the factors discussed in this section and elsewhere in this Form 10-Q. Each of these factors, and others, are also discussed from time to time in the Corporation's other filings with the Securities and Exchange Commission, including its report on Form 10-K.

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

  Rate of technological change. Technological change creates opportunities for product differentiation and reduced costs, as well as the possibility of increased expenses. State Street's financial performance depends in part on its ability to develop and market net and innovative services and to adopt or develop new technologies that differentiate State Street's products or provide cost efficiencies.

  Year 2000 issues. The costs and projected completion date of State Street's Resolution 2000 program are estimates. Factors that may cause material differences in actual results include the availability and cost of systems and personnel, non-compliance of third-party providers (including customers), and similar uncertainties. State Street's businesses are substantially dependent upon its data processing software and hardware systems and upon its ability to process information on its customers' behalf. If the Corporation were unable to process information as a result of the Year 2000 issues, despite State Street's efforts and its contingency planning, such a failure could have a materially adverse effect on State Street's business, as could Year 2000 problems experienced by others with whom the Corporation does business.

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

PART II--OTHER INFORMATION

ITEM 5. OTHER INFORMATION

 Discretionary Voting Authority--Advance Notice Requirement

  Under the Federal proxy rules applicable to the solicitation of proxies for the 1999 Annual Meeting of Stockholders, a stockholder who wishes to present a proposal at the 1999 Annual Meeting for inclusion in the Company's proxy materials for that meeting must submit the proposal to the Secretary of the Company on or before November 10, 1998 for inclusion in the Company's proxy materials. In addition, if a stockholder who wishes to present at the 1999 Annual Meeting a proposal that will not be included in the Company's proxy materials fails to notify the Company by February 15, 1999 of the proposal, then the proxies solicited by management with respect to the 1999 Annual Meeting will confer discretionary voting authority with respect to the stockholder's proposal, in the event it is properly brought before the Meeting notwithstanding the requirements of the Company's By-laws, on the persons selected by management to vote the proxies.

  Under the Company's By-laws, proposals of business and nominations for directors--other than those to be included in the Company's proxy materials-- may be made by a stockholder of record entitled to vote at the Meeting if notice is timely given under, and if the notice contains the information required by, the By-laws. Except as noted below, to be timely under the By-laws, a notice with respect to the 1999 Annual Meeting must be delivered to the Secretary of the Company no earlier than January 15, 1999 and no later than February 15, 1999, unless the date of the 1999 Annual Meeting is advanced by more than 30 days or delayed by more than 60 days from the anniversary date of the 1998 Annual Meeting, in which event the By-laws provide different notice requirements. In the event the Board of Directors nominates a New Nominee (as defined), a stockholder's notice shall be considered timely if delivered not later than the 10th day following the date on which public announcement (as defined) is first made of the election or nomination of such New Nominee. This By-law advance notice requirement is in addition to the notice requirement for discretionary proxies contained in the Federal proxy rules.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibit Index

 EXHIBIT NUMBER                                             PAGE OF THIS REPORT
 --------------                                             -------------------
    10          Amended and Restated Supplemental Defined
                Benefit Pension Plan for Senior Executive
                Officers..................................           24
    12          Ratio of Earnings to Fixed Charges........           34
    15          Letter regarding unaudited interim
                financial information.....................           35
    27          Financial data schedule...................           36

 (b) Reports on Form 8-K

  A current report on Form 8-K dated June 18, 1998, was filed by the Registrant on July 7, 1998 with the Securities and Exchange Commission which reported the amendment to and restatement of the Rights Agreement with BankBoston, N.A. relating to the Company's preferred share purchase rights.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          State Street Corporation

Date: August 10, 1998
                                          By:__________________________________
                                             RONALD L. O'KELLEY EXECUTIVE VICE
                                               PRESIDENT AND CHIEF FINANCIAL
                                                          OFFICER

Date: August 10, 1998
                                          By:__________________________________
                                                REX S. SCHUETTE SENIOR VICE
                                              PRESIDENT AND CHIEF ACCOUNTING
                                                          OFFICER