Form 10-Q/A
period 1998-06-30
STATE STREET CORP
filed 1998-09-11
CIK 93751

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        ------------------------------

                                  FORM 10-Q/A

                                AMENDMENT NO. 1

                                       TO

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      AMENDMENT TO APPLICATION OR REPORT

                 FILED PURSUANT TO SECTION 12, 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                           STATE STREET CORPORATION
                                  FORM 10-Q/A
                                AMENDMENT NO. 1


    The undersigned registrant hereby amends Item 1. Financial Statements of
Part I of its Quarterly Report for the quarter ended June 30, 1998 on Form 10-Q, as set forth on the pages attached hereto. This amendment is being filed to revise the references to the reported periods in the tables for the registrant's Consolidated Statement of Cash Flows (unaudited) on page 4 and Consolidated Statement of Changes in Stockholders' Equity (Unaudited) on page 5 from the "Three months ended June 30," to the "Six months ended June 30,". All of the consolidated financial statement data presented in these tables in the original filing was correct and properly stated for the six month periods ended June 30. No changes have been made to the consolidated financial data; only the periods referenced were corrected.

PART I. ITEM 1.
FINANCIAL STATEMENTS (CONTINUED)

CONSOLIDATED STATEMENT OF CASH FLOWS - STATE STREET CORPORATION (UNAUDITED)
--------------------------------------------------------------------------------

(Dollars in millions) Six months ended June 30,                  1998     1997
--------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net Income....................................................  $   215  $  178
Non-cash charges for depreciation, amortization, provision for
 loan losses and deferred income taxes........................      173     140
                                                                -------  ------
  Net income adjusted for non-cash charges....................      388     318
Adjustments to reconcile to net cash provided (used) by
 operating activities:
  Net change in:
    Trading account assets....................................       59     129
    Other, net................................................      146    (606)
                                                                -------  ------
      NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES........      593    (159)
                                                                -------  ------
INVESTING ACTIVITIES
Payments for purchases of:
  Available-for-sale securities...............................   (5,862) (2,706)
  Held-to-maturity securities.................................   (1,077)   (441)
  Lease financing assets......................................     (452) (1,093)
  Premises and equipment......................................     (233)    (56)
Proceeds from:
  Maturities of available-for-sale securities.................    6,328   1,335
  Maturities of held-to-maturity securities...................    1,051     424
  Sales of available-for-sale securities......................      156     173
  Principal collected from lease financing....................       60      39
Net (payments for) proceeds from:
  Interest-bearing deposits with banks........................   (2,365) (1,211)
  Federal funds sold, resale agreements and securities
   borrowed...................................................   (7,410)   (834)
  Loans.......................................................     (397)   (548)
                                                                -------  ------
      NET CASH USED BY INVESTING ACTIVITIES...................  (10,201) (4,918)
                                                                -------  ------
FINANCING ACTIVITIES
Proceeds from issuance of:
  Long-term debt..............................................      148     300
  Non-recourse debt for lease financing.......................      310     878
  Notes payable...............................................                1
  Treasury stock..............................................       14       3
Payments for:
  Maturities of notes payable.................................      (44)
  Non-recourse debt for lease financing.......................      (94)    (92)
  Long-term debt..............................................       (1)     (1)
  Cash dividends..............................................      (41)    (34)
  Purchase of common stock....................................      (31)    (89)
Net proceeds from (payments for):
  Deposits....................................................    4,543   5,339
  Short-term borrowings.......................................    4,044    (862)
                                                                -------  ------
      NET CASH PROVIDED BY FINANCING ACTIVITIES...............    8,848   5,443
                                                                -------  ------
      NET (DECREASE) INCREASE.................................     (760)    366
Cash and due from banks at beginning of period................    2,411   1,623
                                                                -------  ------
      CASH AND DUE FROM BANKS AT END OF PERIOD................  $ 1,651  $1,989
                                                                =======  ======
SUPPLEMENTAL DISCLOSURE
  Interest paid...............................................  $   678  $  587
  Income taxes paid...........................................       59      45

--------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

PART I. ITEM 1.
FINANCIAL STATEMENTS (CONTINUED)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - STATE STREET CORPORATION (UNAUDITED)
--------------------------------------------------------------------------------

(Dollars in millions, except per share data) Six
months ended
June 30,                                                1998          1997
--------------------------------------------------------------------------------
COMMON STOCK
Balance at beginning of period...................... $  167        $   84
Stock dividend, two-for-one split...................                   83
                                                     ------        ------
  Balance at end of period..........................    167           167
                                                     ------        ------
SURPLUS
Balance at beginning of period......................    102           105
Treasury stock issued...............................    (28)           (3)
                                                     ------        ------
  Balance at end of period..........................     74           102
                                                     ------        ------
RETAINED EARNINGS
Balance at beginning of period......................  1,920         1,694
Net Income..........................................    215  $215     178  $178
Stock dividend, two-for-one split...................                  (83)
Cash dividends declared ($.25 and $.21 per share)...    (41)          (34)
                                                     ------        ------
  Balance at end of period..........................  2,094         1,755
                                                     ------        ------
NET UNREALIZED GAINS (LOSSES)--OTHER COMPREHENSIVE
 INCOME
Balance at beginning of period......................     11            12
Foreign currency translation........................     (2)   (2)     (4)   (4)
Net unrealized holding loss on available-for-sale
 securities.........................................     (1)   (1)     (2)   (2)
                                                     ------  ----  ------  ----
                                                               (3)           (6)
  Balance at end of period..........................      8             6
                                                     ------        ------
Comprehensive Income................................         $212          $172
                                                             ====          ====
TREASURY STOCK, AT COST
Balance at beginning of period......................   (205)         (120)
Common stock acquired (490,000 and 2,359,200
 shares)............................................    (31)          (89)
Treasury stock issued (1,165,729 and 430,262
 shares)............................................     51            11
                                                     ------        ------
  Balance at end of period..........................   (185)         (198)
                                                     ------        ------
  TOTAL STOCKHOLDERS' EQUITY........................ $2,158        $1,832
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

                                          State Street Corporation

Date: September 9, 1998                             /s/ Rex S. Schuette
                                          By:__________________________________
                                                      REX S. SCHUETTE
                                              SENIOR VICE PRESIDENT AND CHIEF
                                                    ACCOUNTING OFFICER