Form 10-Q
period 1998-09-30
STATE STREET CORP
filed 1998-11-12
CIK 93751

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        ------------------------------

                                   FORM 10-Q


     [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1998

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

The number of shares of the Registrant's Common Stock outstanding on October 31, 1998 was 160,500,971.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            STATE STREET CORPORATION

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         -----
PART I. FINANCIAL INFORMATION
Item 1.Financial Statements
Consolidated Statements of Income.......................................   1-2
Consolidated Statement of Condition.....................................     3
Consolidated Statement of Cash Flows....................................     4
Consolidated Statement of Changes in Stockholders' Equity...............     5
Notes to Consolidated Financial Statements..............................  6-12
Independent Accountants' Review Report..................................    13
Item 2.Management's Discussion and Analysis of Financial Condition and
 Results of Operations.................................................. 14-23
Item 3.Quantitative and Qualitative Disclosure About Market Risk........    24
PART II. OTHER INFORMATION
Item 6.Exhibits and Reports on Form 8-K.................................    24
Signatures..............................................................    25
Exhibits

PART I. ITEM 1.
FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF INCOME - STATE STREET CORPORATION (UNAUDITED)
--------------------------------------------------------------------------------

(Dollars in millions, except per share data) Three months ended
September 30,                                                       1998    1997
----------------------------------------------------------------------------------
FEE REVENUE
Fiduciary compensation............................................ $   379 $   324
Foreign exchange trading..........................................      73      74
Servicing and processing..........................................      48      37
Other.............................................................      11       7
                                                                   ------- -------
    Total fee revenue.............................................     511     442
NET INTEREST REVENUE
Interest revenue..................................................     602     452
Interest expense..................................................     415     288
                                                                   ------- -------
    Net interest revenue..........................................     187     164
Provision for loan losses.........................................       4       5
                                                                   ------- -------
    Net interest revenue after provision for loan losses..........     183     159
                                                                   ------- -------
    TOTAL REVENUE.................................................     694     601
OPERATING EXPENSES
Salaries and employee benefits....................................     297     250
Transaction processing services...................................      49      48
Equipment.........................................................      57      42
Occupancy.........................................................      39      30
Other.............................................................      86      81
                                                                   ------- -------
    Total operating expenses......................................     528     451
                                                                   ------- -------
    Income before income taxes....................................     166     150
Income taxes......................................................      55      49
                                                                   ------- -------
    NET INCOME.................................................... $   111 $   101
                                                                   ======= =======
EARNINGS PER SHARE
  Basic........................................................... $   .69 $   .63
  Diluted.........................................................     .68     .62
AVERAGE SHARES OUTSTANDING (in thousands)
  Basic........................................................... 161,145 160,369
  Diluted......................................................... 163,922 163,849
CASH DIVIDENDS DECLARED PER SHARE................................. $   .13 $   .11

--------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

PART I. ITEM 1.
FINANCIAL STATEMENTS (CONTINUED)

CONSOLIDATED STATEMENT OF INCOME - STATE STREET CORPORATION (UNAUDITED)
--------------------------------------------------------------------------------

(Dollars in millions, except per share data) Nine months ended
September 30,                                                       1998    1997
----------------------------------------------------------------------------------
FEE REVENUE
Fiduciary compensation............................................ $ 1,106 $   918
Foreign exchange trading..........................................     215     170
Servicing and processing..........................................     127     116
Other.............................................................      19      16
                                                                   ------- -------
    Total fee revenue.............................................   1,467   1,220
NET INTEREST REVENUE
Interest revenue..................................................   1,649   1,275
Interest expense..................................................   1,104     807
                                                                   ------- -------
    Net interest revenue..........................................     545     468
Provision for loan losses.........................................      13      11
                                                                   ------- -------
    Net interest revenue after provision for loan losses..........     532     457
                                                                   ------- -------
    TOTAL REVENUE.................................................   1,999   1,677
OPERATING EXPENSES
Salaries and employee benefits....................................     857     704
Transaction processing services...................................     146     138
Equipment.........................................................     157     118
Occupancy.........................................................     107      87
Other.............................................................     242     213
                                                                   ------- -------
    Total operating expenses......................................   1,509   1,260
                                                                   ------- -------
    Income before income taxes....................................     490     417
Income taxes......................................................     165     137
                                                                   ------- -------
    NET INCOME.................................................... $   325 $   280
                                                                   ======= =======
EARNINGS PER SHARE
  Basic........................................................... $  2.02 $  1.74
  Diluted.........................................................    1.98    1.71
AVERAGE SHARES OUTSTANDING (in thousands)
  Basic........................................................... 161,080 160,716
  Diluted......................................................... 164,069 163,716
CASH DIVIDENDS DECLARED PER SHARE................................. $   .38 $   .32

--------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

PART I. ITEM 1.
FINANCIAL STATEMENTS (CONTINUED)

CONSOLIDATED STATEMENT OF CONDITION - STATE STREET CORPORATION
--------------------------------------------------------------------------------

                                                    SEPTEMBER 30, December 31,
(Dollars in millions)                                   1998          1997
------------------------------------------------------------------------------
                                                     (UNAUDITED)
ASSETS
Cash and due from banks............................    $ 2,110      $ 2,411
Interest-bearing deposits with banks...............     12,289       10,080
Securities purchased under resale agreements and
 securities borrowed...............................     15,320        5,544
Federal funds sold.................................        847          621
Trading account assets.............................        310          205
Investment securities (principally available-for-
 sale).............................................      9,657       10,375
Loans (less allowance of $83 and $83)..............      6,270        5,479
Premises and equipment.............................        684          500
Customers' acceptance liability....................         49           45
Accrued income receivable..........................        597          566
Other assets.......................................      2,474        2,149
                                                       -------      -------
    TOTAL ASSETS...................................    $50,607      $37,975
                                                       =======      =======
LIABILITIES
Deposits:
Non-interest-bearing...............................    $ 7,563      $ 7,785
Interest-bearing:
  Domestic.........................................      2,398        2,374
  Non-U.S. ........................................     17,954       14,719
                                                       -------      -------
    Total deposits.................................     27,915       24,878
Securities sold under repurchase agreements........     15,562        7,409
Federal funds purchased............................        327          189
Other short-term borrowings........................        808          609
Notes payable......................................                      44
Acceptances outstanding............................         49           45
Accrued taxes and other expenses...................        884          831
Other liabilities..................................      1,922        1,201
Long-term debt.....................................        922          774
                                                       -------      -------
    TOTAL LIABILITIES..............................     48,389       35,980
STOCKHOLDERS' EQUITY
Preferred stock, no par: authorized 3,500,000;
 issued none.......................................
Common stock, $1 par: authorized 250,000,000;
 issued 167,225,000 and 167,223,000................        167          167
Surplus............................................         65          102
Retained earnings..................................      2,184        1,920
Net unrealized gains...............................         23           11
Treasury stock, at cost (6,704,000 and 6,387,000
 shares)...........................................       (221)        (205)
                                                       -------      -------
    TOTAL STOCKHOLDERS' EQUITY.....................      2,218        1,995
                                                       -------      -------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.....    $50,607      $37,975
                                                       =======      =======

--------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

PART I. ITEM 1.
FINANCIAL STATEMENTS (CONTINUED)

CONSOLIDATED STATEMENT OF CASH FLOWS - STATE STREET CORPORATION (UNAUDITED)
--------------------------------------------------------------------------------

(Dollars in millions) Nine months ended September 30,           1998     1997
--------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net Income................................................... $    325  $   280
Non-cash charges for depreciation, amortization, provision
 for loan losses and deferred income taxes...................      274      171
                                                              --------  -------
  Net income adjusted for non-cash charges...................      599      451
Adjustments to reconcile to net cash (used) provided by
 operating activities:
  Securities gains, net......................................       (6)      (1)
  Net change in:
    Trading account assets...................................     (105)     149
    Other, net...............................................      207      (11)
                                                              --------  -------
      NET CASH PROVIDED BY OPERATING ACTIVITIES..............      695      588
                                                              --------  -------
INVESTING ACTIVITIES
Payments for purchases of:
  Available-for-sale securities..............................   (5,166)  (3,999)
  Held-to-maturity securities................................   (1,993)    (661)
  Lease financing assets.....................................     (738)    (882)
  Premises and equipment.....................................     (200)     (84)
Proceeds from:
  Maturities of available-for-sale securities................    5,418    2,675
  Maturities of held-to-maturity securities..................    1,704      640
  Sales of available-for-sale securities.....................      755      277
  Principal collected from lease financing...................       63       49
Net payments for:
  Interest-bearing deposits with banks.......................   (2,209)  (1,261)
  Federal funds sold, resale agreements and securities
   borrowed..................................................  (10,002)    (569)
  Loans......................................................     (556)    (416)
                                                              --------  -------
      NET CASH USED BY INVESTING ACTIVITIES..................  (12,924)  (4,231)
                                                              --------  -------
FINANCING ACTIVITIES
Proceeds from issuance of:
  Long-term debt.............................................      149      300
  Non-recourse debt for lease financing......................      524      687
  Notes payable..............................................                 1
  Treasury stock.............................................       17        8
Payments for:
  Maturities of notes payable................................      (44)
  Non-recourse debt for lease financing......................      (95)     (78)
  Long-term debt.............................................       (1)      (1)
  Cash dividends.............................................      (61)     (51)
  Purchase of common stock...................................      (88)     (99)
Net proceeds from:
  Deposits...................................................    3,037    2,592
  Short-term borrowings......................................    8,490      171
                                                              --------  -------
      NET CASH PROVIDED BY FINANCING ACTIVITIES..............   11,928    3,530
                                                              --------  -------
      NET DECREASE...........................................     (301)    (113)
Cash and due from banks at beginning of period...............    2,411    1,623
                                                              --------  -------
      CASH AND DUE FROM BANKS AT END OF PERIOD............... $  2,110  $ 1,510
                                                              ========  =======
SUPPLEMENTAL DISCLOSURE
  Interest paid.............................................. $  1,091  $   810
  Income taxes paid..........................................       94       61

--------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

PART I. ITEM 1.
FINANCIAL STATEMENTS (CONTINUED)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - STATE STREET CORPORATION (UNAUDITED)
--------------------------------------------------------------------------------
(Dollars in millions, except per share data) Nine months ended September 30,

                                                        1998         1997
-------------------------------------------------------------------------------
COMMON STOCK
Balance at beginning of period.....................  $  167       $   84
Stock dividend, two-for-one split..................                   83
                                                     ------       ------
  Balance at end of period.........................     167          167
                                                     ------       ------
SURPLUS
Balance at beginning of period.....................     102          105
Treasury stock issued..............................     (37)          (8)
                                                     ------       ------
  Balance at end of period.........................      65           97
                                                     ------       ------
RETAINED EARNINGS
Balance at beginning of period.....................   1,920        1,694
Net Income.........................................     325  $325    280  $280
Stock dividend, two-for-one split..................                  (83)
Cash dividends declared ($.38 and $.32 per share)..     (61)         (51)
                                                     ------       ------
  Balance at end of period.........................   2,184        1,840
                                                     ------       ------
NET UNREALIZED GAINS (LOSSES)--OTHER COMPREHENSIVE
 INCOME
Balance at beginning of period.....................      11           12
Foreign currency translation.......................       3     3     (7)   (7)
Change in net unrealized holdings on available-for-
 sale securities...................................       9     9      6     6
                                                     ------  ---- ------  ----
                                                               12           (1)
                                                             ----         ----
  Balance at end of period.........................      23           11
                                                     ------       ------
Comprehensive Income...............................          $337         $279
                                                             ====         ====
TREASURY STOCK, AT COST
Balance at beginning of period.....................    (205)        (120)
Common stock acquired (1,500,000 and 2,359,200
 shares)...........................................     (88)         (99)
Treasury stock issued (1,536,373 and 430,262
 shares)...........................................      72           20
                                                     ------       ------
  Balance at end of period.........................    (221)        (199)
                                                     ------       ------
  TOTAL STOCKHOLDERS' EQUITY.......................  $2,218       $1,916
                                                     ======       ======

--------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

PART I. ITEM 1.
FINANCIAL STATEMENTS (CONTINUED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - STATE STREET CORPORATION
(UNAUDITED)


NOTE A--BASIS OF PRESENTATION

  State Street Corporation ("State Street" or the "Corporation") is a financial services corporation that provides banking, global custody, investment management, administration and securities processing services to both U.S. and non-U.S. customers. State Street reports three lines of business. Services for Institutional Investors include accounting, custody, daily pricing, administration, foreign exchange, cash management and information services to support institutional investors and for large portfolios of investment assets. Investment Management provides an extensive array of services for managing financial assets worldwide for both institutional and individual investors as well as recordkeeping and investment services for defined contribution plans. Commercial Lending activities include loans and other banking services for regional middle-market companies, selected industries nationwide, broker/dealers, leasing and international trade finance.

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

  Effective January 1, 1998, State Street adopted SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting comprehensive income. Disclosures required by SFAS No. 130 are presented in the Statement of Changes in Stockholders' Equity and Note E to the Consolidated Financial Statements.

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

  On June 16, 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. This statement requires companies to record the fair value of derivatives on the balance sheet as assets or liabilities. Fair market valuation adjustments for derivatives meeting hedge criteria will be recorded in either other comprehensive income in Shareholders' Equity or through earnings in the Statement of Income, depending on their classification. Derivatives used for trading purposes will continue to be marked to market through earnings. This statement is effective for State Street beginning January 1, 2000. Management is currently evaluating the impact of this statement.

  In the opinion of management, all adjustments consisting of normal recurring accruals, which are necessary for a fair presentation of the financial position of State Street and subsidiaries at September 30, 1998 and

PART I. ITEM 1.
FINANCIAL STATEMENTS (CONTINUED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - STATE STREET CORPORATION
(UNAUDITED)

NOTE A--BASIS OF PRESENTATION (CONTINUED)

December 31, 1997, and its cash flows and consolidated results of its operations for the three and nine months ended September 30, 1998 and 1997, have been made. These statements should be read in conjunction with the financial statements and other information included in State Street's latest annual report on form 10-K.

NOTE B--INVESTMENT SECURITIES

  Available-for-sale securities are recorded at fair value and held-to maturity securities are recorded at amortized cost. Investment securities consisted of the following as of the dates indicated:

-----------------------------------------------------------------------------------
                              SEPTEMBER 30, 1998             DECEMBER 31, 1997
                          --------------------------     --------------------------
                                  UNREALIZED                     UNREALIZED
                                 ------------  FAIR             ------------  FAIR
(Dollars in millions)      COST  GAINS LOSSES VALUE       COST  GAINS LOSSES VALUE
-----------------------------------------------------------------------------------
Available for sale:
 U.S. Treasury and
  Federal agencies......  $3,870  $21   $ 1   $3,890     $4,906  $15   $ 2   $4,919
 State and political
  subdivisions..........   1,724   18     4    1,738      1,647   17     7    1,657
 Asset-backed securi-
  ties..................   1,341    2     1    1,342      1,673    1     1    1,673
 Collateralized mortgage
  obligations...........     723    1     1      723        574    1     4      571
 Other investments......     776   13     2      787        654    9     1      662
                          ------  ---   ---   ------     ------  ---   ---   ------
 Total..................  $8,434  $55   $ 9   $8,480     $9,454  $43   $15   $9,482
                          ======  ===   ===   ======     ======  ===   ===   ======
Held to maturity:
 U.S. Treasury and
  Federal agencies......  $1,177  $ 6         $1,183     $  893  $ 1   $ 1   $  893
                          ======  ===   ===   ======     ======  ===   ===   ======

-------------------------------------------------------------------------------

  During the nine months ended September 30, 1998, there were gross gains of $7.4 million and gross losses of less than $1 million realized on the sales of $755 million of available-for-sale securities. During the nine months ended September 30, 1997, there were gross gains of $1.3 million and gross losses of less than $1 million realized on the sales of $277 million of available-for-sale securities.

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

  Changes in the allowance for loan losses were as follows:

------------------------------------------------------------------------------
                                   THREE MONTHS             NINE MONTHS
                                ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
(Dollars in millions)             1998        1997        1998        1997
------------------------------------------------------------------------------
Balance at beginning of
 period........................ $      93   $      74   $      83   $      73
Provision for loan losses......         4           5          13          11
Loan charge-offs...............       (15)         (1)        (15)         (7)
Recoveries.....................         1           1           2           2
                                ---------   ---------   ---------   ---------
  Balance at end of period..... $      83   $      79   $      83   $      79
                                =========   =========   =========   =========

-------------------------------------------------------------------------------

PART I. ITEM 1.
FINANCIAL STATEMENTS (CONTINUED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - STATE STREET CORPORATION
(UNAUDITED)


NOTE D--REGULATORY MATTERS

  The regulatory capital amounts and ratios were the following at September 30, 1998, and December 31, 1997:

------------------------------------------------------------------------------------------------
                         REGULATORY GUIDELINES(1)           STATE STREET     STATE STREET BANK
                         ------------------------------    ----------------  ------------------
                                              WELL
(Dollars in millions)     MINIMUM         CAPITALIZED       1998     1997      1998      1997
------------------------------------------------------------------------------------------------
Risk-based ratios:
  Tier 1 capital........     4%                6%             14.3%    13.7%     12.9%     12.2%
  Total capital.........     8                10              14.6     13.8      13.4      12.5
Leverage ratio..........     3                 5               5.5      5.9       5.4       5.2
Tier 1 capital..........                                   $ 2,624  $ 2,259  $  2,354  $  1,996
Total capital...........                                     2,671    2,274     2,436     2,040
Risk-based assets:
  On-balance sheet......                                   $13,892  $12,647  $ 13,722  $ 12,491
  Off-balance sheet.....                                     4,273    3,825     4,273     3,825
  Market-risk
   equivalent(2)........                                       184                184
                                                           -------  -------  --------  --------
    Total risk-based
     assets.............                                   $18,349  $16,472  $ 18,179  $ 16,316
                                                           =======  =======  ========  ========

-------------------------------------------------------------------------------

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

(2) Effective January 1, 1998, regulatory capital standards require the addition of market risk equivalent assets to total risk-based assets.

-------------------------------------------------------------------------------

NOTE E--STOCKHOLDERS' EQUITY

  The components of other comprehensive income for the nine months ended September 30 consisted of the following:

----------------------------------------------------------------------------------------
                                      1998                            1997
                         ------------------------------- -------------------------------
                         PRETAX TAX (EXPENSE) NET OF TAX PRETAX TAX (EXPENSE) NET OF TAX
(Dollars in Millions)    INCOME    BENEFIT      AMOUNT   INCOME    BENEFIT      AMOUNT
----------------------------------------------------------------------------------------
Net unrealized gains
 (losses) on:
  Foreign currency
   translation..........  $ 5        $(2)        $ 3      $(11)      $ 4         $(7)
  Available-for-sale
   securities held as of
   period end...........   16         (7)          9        10        (4)          6
                          ---        ---         ---      ----       ---         ---
    Other comprehensive
     income.............  $21        $(9)        $12      $ (1)      $           $(1)
                          ===        ===         ===      ====       ===         ===

-------------------------------------------------------------------------------

PART I. ITEM 1.
FINANCIAL STATEMENTS (CONTINUED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - STATE STREET CORPORATION
(UNAUDITED)

NOTE E--STOCKHOLDERS' EQUITY (CONTINUED)

  On September 17, 1998, the Board of Directors authorized a two million share increase in its stock purchase program. As of September 30, 1998, 10.5 million shares have been acquired under the stock purchase program. The expanded program allows for the purchase of a further 3.5 million shares.

NOTE F--NET INTEREST REVENUE

  Net interest revenue consisted of the following:

------------------------------------------------------------------------------
                                          THREE MONTHS         NINE MONTHS
                                       ENDED SEPTEMBER 30, ENDED SEPTEMBER 30,
                                       ------------------- -------------------
(Dollars in millions)                    1998      1997      1998      1997
------------------------------------------------------------------------------
INTEREST REVENUE
Deposits with banks................... $     145       112 $     406 $     297
Investment securities:
  U.S. Treasury and Federal agencies..        72        92       237       270
  State and political subdivisions
   (exempt from Federal tax)..........        20        19        59        58
  Other investments...................        39        42       122       118
Loans.................................       104        90       294       248
Securities purchased under resale
 agreements, securities borrowed and
 Federal funds sold...................       219        95       524       278
Trading account assets................         3         2         7         6
                                       --------- --------- --------- ---------
  Total interest revenue..............       602       452     1,649     1,275
                                       --------- --------- --------- ---------
INTEREST EXPENSE
Deposits..............................       172       135       493       363
Other borrowings......................       225       138       562       404
Long-term debt........................        18        15        49        40
                                       --------- --------- --------- ---------
  Total interest expense..............       415       288     1,104       807
                                       --------- --------- --------- ---------
  Net interest revenue................ $     187 $     164 $     545 $     468
                                       ========= ========= ========= =========

--------------------------------------------------------------------------------

NOTE G--OPERATING EXPENSES--OTHER

  The other category of operating expenses consisted of the following:

----------------------------------------------------------------------------------
                                            THREE MONTHS           NINE MONTHS
                                         ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                         --------------------  -------------------
(Dollars in millions)                      1998       1997       1998      1997
----------------------------------------------------------------------------------
Professional services................... $      27  $      24  $      74 $      61
Advertising and sales promotion.........        17         13         46        37
Postage, forms and supplies.............         7          6         23        20
Telecommunications......................         9          7         26        20
Other...................................        26         31         73        75
                                         ---------  ---------  --------- ---------
  Total operating expenses--other....... $      86  $      81  $     242 $     213
                                         =========  =========  ========= =========

--------------------------------------------------------------------------------

PART I. ITEM 1.
FINANCIAL STATEMENTS (CONTINUED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - STATE STREET CORPORATION
(UNAUDITED)


NOTE H--INCOME TAXES

  The provision for income taxes included in the Consolidated Statement of Income is comprised of the following:

--------------------------------------------------------------------------------
                                       THREE MONTHS           NINE MONTHS
                                    ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                    --------------------  ---------------------
(Dollars in millions)                 1998       1997       1998        1997
--------------------------------------------------------------------------------
Current............................ $       3  $      34  $      37  $       58
Deferred...........................        52         15        128          79
                                    ---------  ---------  ---------  ----------
  Total provision.................. $      55  $      49  $     165  $      137
                                    =========  =========  =========  ==========
Effective tax rate.................      33.2%      32.5%      33.6%       39.2%
                                    =========  =========  =========  ==========

-------------------------------------------------------------------------------

NOTE I--EARNINGS PER SHARE

  The following table sets forth the computation of basic and diluted earnings per share:

-----------------------------------------------------------------------------------
                                              THREE MONTHS ENDED  NINE MONTHS ENDED
                                                 SEPTEMBER 30,      SEPTEMBER 30,
                                              ------------------- -----------------
(Dollars in millions, except per share data;
shares in thousands)                            1998      1997      1998     1997
-----------------------------------------------------------------------------------
Net Income..................................  $     111 $     101 $    325 $    280
                                              ========= ========= ======== ========
Basic Average Shares........................    161,145   160,369  161,080  160,715
  Stock options and stock awards............      1,948     2,421    2,120    1,916
  7.75% convertible subordinated deben-
   tures....................................        829     1,059      869    1,085
                                              --------- --------- -------- --------
    Dilutive average shares.................    163,922   163,849  164,069  163,716
                                              ========= ========= ======== ========
Basic earnings per share....................  $     .69 $     .63 $   2.02 $   1.74
                                              ========= ========= ======== ========
Diluted earnings per share..................  $     .68 $     .62 $   1.98 $   1.71
                                              ========= ========= ======== ========

-------------------------------------------------------------------------------

NOTE J--COMMITMENTS AND CONTINGENT LIABILITIES

  State Street provides banking, global custody, investment management, administration and securities processing services to both U.S. and non-U.S. customers. Assets under custody and assets under management are held by State Street in a fiduciary or custodial capacity and are not included in the Consolidated Statement of Condition because such items are not assets of State Street. Management conducts regular reviews of its responsibilities for these services and considers the results in preparing its financial statements. In the opinion of management, there are no contingent liabilities at September 30, 1998, that would have a material adverse effect on State Street's financial position or results of operations.

  State Street is subject to pending and threatened legal actions that arise in the normal course of business. In the opinion of management, after discussion with counsel, these actions can be successfully defended or resolved without a material adverse effect on State Street's financial position or results of operations.

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

  A table which summarizes the contractual or notional amounts of significant derivative financial instruments held or issued by State Street is as follows:

--------------------------------------------------------------------------------
                                                      SEPTEMBER 30, DECEMBER 31,
(Dollars in millions)                                     1998          1997
--------------------------------------------------------------------------------
Trading:
  Interest rate contracts:
    Swap agreements..................................   $    799      $ 1,015
    Options and caps purchased.......................         34           38
    Options and caps written.........................        179          186
    Futures--short position..........................        824          594
    Options on futures purchased.....................                       5
    Options on futures written.......................                       8
  Foreign exchange contracts:
    Forward, swap and spot...........................    141,075       91,742
    Options purchased................................        204          144
    Options written..................................        201          138
Balance Sheet Management:
  Interest rate contracts:
    Swap agreements..................................        808          243
    Options and caps purchased.......................         30           50
  Foreign exchange contracts:
    Forward, swap and spot...........................                      44

-------------------------------------------------------------------------------

PART I. ITEM 1.
FINANCIAL STATEMENTS (CONTINUED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - STATE STREET CORPORATION
(UNAUDITED)


NOTE K--OFF-BALANCE SHEET FINANCIAL INSTRUMENTS, INCLUDING DERIVATIVES
(CONTINUED)

  A table which summarizes the fair value of financial instruments held or issued for trading purposes is as follows:

---------------------------------------------------------------------------------
                                          SEPTEMBER 30, 1998   DECEMBER 31, 1997
                                          -------------------- ------------------
                                                     AVERAGE             AVERAGE
                                            FAIR      FAIR       FAIR     FAIR
(Dollars in millions)                      VALUE      VALUE     VALUE     VALUE
---------------------------------------------------------------------------------
Foreign exchange contracts:
  Contracts in a receivable position..... $   1,589 $   1,232  $  1,037 $  1,064
  Contracts in a payable position........     1,583     1,221     1,036    1,087
Other financial instrument contracts:
  Contracts in a receivable position.....         5        10         3        7
  Contracts in a payable position........         9         7         2        5

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

  Credit-related financial instruments include commitments to extend credit, standby letters of credit, letters of credit and indemnified securities lent. The maximum credit risk associated with credit-related financial instruments is measured by the contractual amounts of these instruments. A summary of the contractual amount of State Street's credit-related, off-balance sheet financial instruments is as follows:

--------------------------------------------------------------------------------
                                                      SEPTEMBER 30, DECEMBER 31,
(Dollars in millions)                                     1998          1997
--------------------------------------------------------------------------------
Indemnified securities on loan.......................    $70,590      $57,465
Loan commitments.....................................      8,764        7,294
Standby letters of credit............................      1,710        1,821
Letters of credit....................................        215          179

-------------------------------------------------------------------------------

  On behalf of its customers, State Street lends their securities to creditworthy brokers and other institutions. In certain circumstances, State Street may indemnify its customers for the fair market value of those securities against a failure of the borrower to return such securities. State Street requires the borrowers to provide collateral in an amount equal to or in excess of 102% of the fair market value of the securities borrowed. The borrowed securities are revalued daily to determine if additional collateral is necessary. State Street held, as collateral, cash and U.S. Government securities totaling $73 billion and $59 billion for indemnified securities on loan at September 30, 1998 and December 31, 1997, respectively.

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

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Stockholders and Board of Directors
State Street Corporation

  We have reviewed the accompanying consolidated statement of condition of State Street Corporation (State Street) as of September 30, 1998, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 1998 and 1997, and the statements of cash flows and changes in stockholders' equity for the nine-month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of State Street's management.

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

Boston, Massachusetts
October 13, 1998

PART I. ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

  Earnings per share for the third quarter were $.68 on a diluted basis, an increase of 10% from $.62 in the third quarter of 1997. Revenue grew 15%, from $612 million to $704 million. Net income was $111 million, up from $101 million a year ago. Return on stockholders' equity was 20.0%.

CONDENSED INCOME STATEMENT--TAXABLE EQUIVALENT BASIS

---------------------------------------------------------------------------------------------------------
                              THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                              ------------------------------------  ------------------------------------
(Dollars in millions, except
per share data)                1998     1997     CHANGE      %        1998      1997     CHANGE     %
---------------------------------------------------------------------------------------------------------
Fee revenue:
  Fiduciary compensation....  $    379 $    324  $     55       17  $   1,106      $918  $   188      21
  Foreign exchange trading..        73       74        (1)      (1)       215       170       45      26
  Servicing and processing..        48       37        11       28        127       116       11       9
  Other.....................        11        7         4       74         19        16        3      21
                              -------- --------  --------           --------- ---------  -------
    Total fee revenue.......       511      442        69       16      1,467     1,220      247      20
Net interest revenue........       197      175        22       13        575       502       73      15
Provision for loan losses...         4        5        (1)     (20)        13        11        2      18
                              -------- --------  --------           --------- ---------  -------
    Total revenue...........       704      612        92       15      2,029     1,711      318      19
Operating expenses..........       528      451        77       17      1,509     1,260      249      20
                              -------- --------  --------           --------- ---------  -------
  Income before taxes.......       176      161        15       10        520       451       69      16
Income taxes................        55       49         6       13        165       137       28      20
Taxable equivalent
 adjustment.................        10       11        (1)      (1)        30        34       (4)    (10)
                              -------- --------  --------           --------- ---------  -------
    Net income..............  $    111 $    101  $     10       10  $     325 $     280  $    45      16
                              ======== ========  ========           ========= =========  =======
Earnings Per Share
  Basic.....................  $    .69 $    .63  $    .06       10  $    2.02 $    1.74  $   .28      16
  Diluted...................       .68      .62       .06       10       1.98      1.71      .27      16

-------------------------------------------------------------------------------
(Percentage change based on dollars in thousands, except per share data)

TOTAL REVENUE

  Total revenue for the quarter was $704 million, up $92 million, or 15%, from a year ago. For the nine months ended September 30, 1998, total revenue was $2.0 billion, up $318 million, or 19%, from 1997. Revenue for the third quarter and the nine months ended September 30, 1998 increased due to growth in both fee revenue and net interest revenue.

FEE REVENUE

  Fee revenue in the third quarter of 1998 was $511 million, up 16% from a year ago.

  Fiduciary compensation, the largest component of fee revenue, is generated by services for institutional investors and investment management. Fiduciary compensation was $379 million for the quarter, up $55 million, or 17%, from a year ago. This increase was driven by expanded and new customer relationships. On a sequential quarter basis, fiduciary compensation was down slightly, despite new business installed, due to declining securities market valuations.

PART I. ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)

  Services for institutional investors, which include accounting, custody, recordkeeping and information services, reflected broad-based growth. Total assets under custody at September 30, 1998, increased 15% from a year ago to $4.3 trillion. Measured against second quarter, assets under custody declined by $177 billion due to the impact of lower securities market valuations, offset in part by new business.

  Revenue from mutual funds reflected new business from new and existing customers and asset growth. Total mutual fund assets under custody at September 30, 1998, increased 14% with year-over-year growth in both U.S. and non-U.S. assets. Assets for which State Street provides accounting services increased 18%. Revenue from servicing offshore funds and from mutual fund administration reflected strong growth.

  Revenue from servicing U.S. pension plans increased primarily due to new business reflecting growth in portfolio accounting and custody services. Growth was dampened by decreased securities lending revenue.

  Outside the United States, revenue growth was driven by additional business from new and existing customers, including business gained through the acquisition of a unit trust trusteeship business in the United Kingdom. Assets under custody for non-U.S. customers at September 30, 1998, increased 13% from a year ago.

  Revenue from investment management reflected growth across all services-- investment management for institutional investors, recordkeeping and investment services for defined contribution plans, and investment services for high-net-worth individuals. Revenue from managing assets for institutional investors was driven primarily by new relationships, additional contributions from existing customers and higher securities values. Total assets managed increased 11% from a year ago to $422 billion. Measured against second quarter, assets under management were down $37 billion, or 8%, primarily due to declining market values.

  Foreign exchange trading revenue was $73 million in the quarter, down slightly from a year ago. New business is attributable to State Street's on-line research, trade execution and trade confirmation services, which are encouraging existing customers to expand relationships and attracting new customers. The volume of trades, as measured in dollars, increased 16% from a year ago.

  Servicing and processing fee revenue was $48 million in the quarter, compared to $37 million a year ago. The increase is due to a higher level of demand for brokerage services and software products.

  For the nine months ended September 30, 1998, fee revenue was $1.5 billion, up $247 million, or 20% from a year ago. Fiduciary compensation increased $188 million, or 21%. Foreign exchange trading revenue increased $45 million, or 26%, due to new business and active currency markets.

NET INTEREST REVENUE

  Taxable equivalent net interest revenue for the third quarter was $197 million, up $22 million, or 13%, from a year ago due primarily to a $12 billion, or 38%, increase in average interest-earning assets. State Street uses its balance sheet to support the cash management needs of institutional investors. These customers, in conjunction with their worldwide investment activities, made increased use of securities sold under repurchase agreements and deposits, which were invested primarily in low-risk assets by State Street. Strong growth in securities sold under repurchase agreements, up $5.8 billion, and non-U.S. deposits, up $3.9 billion, contributed to the revenue increase.

PART I. ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)

  Net interest margin declined by 38 basis points due to the narrower spread of rates earned over rates paid, along with higher volumes of foreign deposits and securities sold under repurchase agreements.

--------------------------------------------------------------------------------
                                             THREE MONTHS ENDED SEPTEMBER 30,
                                                   1998              1997
                                             ----------------  ----------------
                                              AVERAGE           AVERAGE
(Dollars in millions)                         BALANCE   RATE    BALANCE   RATE
--------------------------------------------------------------------------------
Interest-earning assets..................... $  43,922   5.54% $  31,899 5.76%
Interest-bearing liabilities................    37,098   4.39     26,597 4.30
                                                       ------            ------
  Excess of rates earned over rates paid....             1.15%             1.46%
                                                       ======            ======
Net Interest Margin.........................             1.79%           2.17%
                                                       ======            ======

-------------------------------------------------------------------------------

  For the nine months ended September 30, 1998, taxable equivalent net interest revenue was $575 million, up $73 million, or 15%, from the same period in 1997 due to a $9.3 billion, or 31%, increase in average interest-earning assets. The growth in average interest-earning assets was driven primarily by a $3.7 billion increase in non-U.S. deposits and a $3.5 billion increase in securities sold under repurchase agreements.

OPERATING EXPENSES

  Operating expenses for the quarter were $528 million, up $77 million, or 17%, from the third quarter of 1997, supporting business expansion and investments in capabilities and capacity for future growth, and acquisitions. Salaries and employee benefits in the quarter were $297 million, up $47 million, or 19%, due to increased staffing and acquisitions. The increases in staffing and business growth contributed to the 34% increase in equipment expense, which was $57 million for the quarter, and the 29% increase in occupancy expense, which was $39 million for the quarter.

  For the nine-month period ended September 30, 1998, operating expenses were up $249 million, or 20%, due primarily to increased salaries and employee benefits costs.

RESOLUTION 2000

  Program Scope and Oversight. The approaching Year 2000 presents companies in all industries with a myriad of challenges to ensure compliance of its computer systems and processes. These challenges stem from a once-common programming standard using two-digit years for date fields contained in computer programs and related data. Commencing in 1996, State Street assessed the impact of the upcoming Year 2000 on its operations and has developed a comprehensive program, Resolution 2000, to address the related issues.

  This program covers six major areas of Year-2000 compliance: Information Technology ("IT") Infrastructure, Global Data Networks, Core Application Software, Business Area Supported Applications, Facilities, and Third Party Suppliers. Information Technology Infrastructure, Global Data Networks and Core Application Software make up what is commonly referred to as Information Technology Systems. More specifically, Information Technology Infrastructure is the hardware and system software required to support the Core Application Software, which consists of State Street's Custody, Accounting, Deposits, Loans, Cash Management and Investment Management systems. Global Data Networks consist of the wide and local area networks and telephone/PBX systems. Business Area Supported Applications are those desktop applications developed and supported by non-IT areas, and includes office equipment such as fax machines. Facilities is the embedded technology used throughout State Street's offices, for example uninterrupted power supply, fire alarms, security and heating and air-conditioning systems. Third-Party Suppliers refers to all external parties that have the potential to impact State Street's ability to deliver compliant products and services, such as vendors, service providers, subcustodian banks, counterparties business partners, and customers.

PART I. ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)

  State Street engaged a consulting firm at the onset of the Resolution 2000 program to assist in the area of program management, and to provide technical professional resources to the program as required. This firm was selected for its recognized leadership in management of large-scale information technology programs and for its established methodology. This methodology forms the basis for State Street's activities with its consultant in applying the Resolution 2000 program to the Core Application Software area. Under this program, there is a phased approach followed with each element of the program which includes: inventorying potentially date sensitive items; assigning a business risk rating to each item; assessing the compliance status of each item; taking corrective action to renovate, replace, retire, upgrade or outsource to achieve compliance; validating compliance through several levels of testing (regression, internal and external Year-2000 testing); and developing and validating business resumption contingency plans for each critical business function as required. All major areas of the Resolution 2000 program are performing these activities.

  A central program management office, global compliance teams, and a corporate governance/oversight structure support the Resolution 2000 program. Program updates, progress reports, and critical matters are regularly communicated to senior management and the Board of Directors.

  The Resolution 2000 program activities are incorporated into State Street's corporate risk management functions. In addition, these activities are subject to ongoing assurance reviews, which include internal audits, regulatory examinations performed by the Federal Reserve, and compliance procedures performed by external auditors in connection with third party reviews and financial statement audits.

  State of Readiness. At September 30, 1998, the inventorying, risk assessments and compliance assessment work had been completed by State Street and corrective actions and internal Year-2000 testing were well underway. External testing with key industry organizations such as the Federal Reserve, Depository Trust Corporation, and Society for Worldwide Interbank Financial Telecommunications (SWIFT), had commenced with all tests to date successfully completed. External testing with subcustodians will begin in the fourth quarter of 1998 and customer testing will begin in the first quarter of 1999. State Street currently anticipates that its Year-2000 compliance inventory, assessment, correction and internal testing efforts which commenced at the beginning of 1996 will be substantially completed by December 31, 1998 with all internal testing being completed by March 31, 1999. External testing will be a key focus in the first half of 1999 and is expected to be complete in the third quarter of 1999. State Street's Year-2000 contingency planning program is underway, leveraging the strength of State Street's business resumption contingency plans. Year-2000 contingency plan development is expected to be complete by the second quarter of 1999. Validation of these plans will be completed in the third quarter of 1999.

Progress as of September 30, 1998 is as follows:

                                                         REGRESSION
                                                        TESTING AND   INTERNAL
                                                         PRODUCTION   YEAR-2000
                                            CORRECTION IMPLEMENTATION  TESTING
                                            ---------- -------------- ---------
   IT Infrastructure.......................     95%          90%          90%
   Global Data Networks....................     95%          50%          95%
   Core Application Software...............     90%          80%          50%
   Business Area Supported Applications....     70%          30%          45%
   Facilities..............................     85%          85%          70%

PART I. ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)

Progress at September 30, 1998 related to the Third Party Suppliers, which could impact State Street's ability to deliver compliant products and services, is as follows:

  Internal communications with vendors, to obtain information on the compliance status of the products and services provided to State Street has been completed. Key vendors have been asked to present updates to State Street on their compliance programs and related progress. Eighty percent have been assessed and necessary action plans are being developed for issues identified in these assessments of key vendors. With respect to those products and services that are considered high-risk, State Street has substantially completed development of contingency remediation plans.

  Year-2000 compliance has been incorporated into State Street's existing due diligence procedures performed with business partner and counterparty relationships. Year-2000 assessments of business partners has been completed and the current and future focus has turned to implementation of remediations and contingency planning. Year-2000 counterparty assessments are substantially complete, in line with the recommendations of the Federal Financial Institutions Examination Council (FFIEC).

  Year-2000 compliance has been incorporated into the existing due diligence for its subcustodian bank network. In addition, questionnaires have been sent to the subcustodians focusing on the adequacy of its compliance program and implementation plans, including testing with State Street. Subcustodian contingency planning efforts aimed at identifying alternative subcustodian banks in each of State Street's markets is near completion. Test planning activities are currently underway, and live testing is expected to begin in the Fourth Quarter 1998.

Certain IT projects have been delayed due to resources committed to the Resolution 2000 program. The impact of these delays is not expected to have a material adverse impact on State Street's financial condition or results from operations.

  Risks of Year-2000 Issues. State Street's businesses are substantially dependent upon its data processing software and hardware systems, and upon its ability to process information. If State Street failed to be Year-2000 compliant, as compared to its competitors; there could be an adverse effect on State Street's business. In addition, since State Street is regulated by various regulatory agencies of state and federal banking authorities, failure to be Year-2000 compliant could subject State Street to formal supervisory or enforcement actions, which could have an adverse impact on State Street's business.

  Contingency Plans. State Street cannot control the success of each third party's Year-2000 compliance program. In instances where the risk of Year-2000 compliance failure is high and there is potential for not providing or not receiving a compliant product, or if scheduled delivery is beyond an acceptable date, State Street will adopt business contingency plans. To mitigate the effects of its or significant customers' or supplier/vendors' potential failure to remediate the Year-2000 issue in a timely manner, State Street would take reasonable contingency actions, which may include implementing alternatives, using manual workarounds and event management. The ultimate goal in developing contingency plans is to have an uninterrupted flow of information between State Street and third party providers in the Year 2000 and beyond. State Street expects to have contingency plans in place by the second quarter of 1999. If it becomes necessary for State Street to take these corrective actions, it is uncertain, until the contingency plans are implemented, whether this would result in significant delays in business operations or have a material adverse effect on State Street.

  Costs. Annual Resolution 2000 program costs are absorbed within normal spending levels. Management currently estimates the aggregate cost of the Resolution 2000 Program to be less than 2% of total operating expenses for the five-year period 1996-2000. As of September 30, 1998, cumulative program expenditures were $69 million of which $14 million was incurred during the third quarter. Such costs are expensed as incurred and include dedicated staff, equipment, consultants, and other expenses.

PART I. ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)
European Economic and Monetary Union

  Effective January 1, 1999, eleven countries participating in the European Economic and Monetary Union will adopt a common currency, the "Euro". State Street has developed and is currently implementing a plan to service customer accounting and other needs resulting from this currency adoption. State Street's modification to its information systems and business operations to implement the conversion to the Euro has been tested, and, management believes the information systems and business operations are ready for January 1, 1999 adoption. If necessary, State Street would take appropriate contingency actions if there were a failure in State Street's systems and business operations relative to the Euro. Such contingency actions could include manual intervention or increased staff time. If it becomes necessary for State Street to take these corrective actions, it is uncertain, until the contingency plans are implemented, whether this would result in significant business delays or have a material adverse effect on State Street.

  Management estimates that the costs to State Street associated with the implementation and ultimate redenomination of the Euro will not be material. The anticipation surrounding the adoption of the Euro has impacted foreign exchange volumes within Europe and is expected to effect trading volumes throughout 1999, offset by new opportunities which may arise from the monetary union. As a result, management does not expect the impact of the Euro to have a material impact on the financial condition of State Street.

TAXES

  Taxes in the quarter were $55 million, up from $49 million a year ago. The effective tax rate was 33.2%, up from 32.5% in the third quarter of 1997.

CREDIT QUALITY

  At September 30, 1998, total loans were $6.3 billion. During the third quarter, the allowance for loan losses decreased from $93 million to $83 million. The decrease was largely the result of the charge-off of a loan to a single borrower during the third quarter. The potential for a loss for this troubled credit was incorporated into prior period assessments of loan loss allowance adequacy.

  Overall, the portfolio continues to reflect the current credit environment. During the quarter, net recoveries were $1 million. The provision for loan losses charged against income was $4 million, consistent with the prior quarter, and down slightly from the provision for the third quarter of 1997 of $5 million.

LINES OF BUSINESS

  Following is a summary of line of business operating results for the nine months ended September 30:

------------------------------------------------------------------------------
                                   SERVICES FOR
                                   INSTITUTIONAL   INVESTMENT    COMMERCIAL
                                     INVESTORS     MANAGEMENT      LENDING
                                   --------------  ------------  ------------
Taxable equivalent basis
(Dollars in millions)               1998    1997   1998   1997   1998   1997
------------------------------------------------------------------------------

Fee revenue....................... $1,046  $  881  $ 372  $ 297  $  49  $  42
Net interest revenue..............    404     354     30     19    128    118
                                   ------  ------  -----  -----  -----  -----
  Total revenue...................  1,450   1,235    402    316    177    160
Operating expenses................  1,096     938    336    251     77     71
                                   ------  ------  -----  -----  -----  -----
  Operating profit................ $  354  $  297  $  66  $  65  $ 100  $  89
                                   ======  ======  =====  =====  =====  =====
Pretax margin.....................     24%     24%    16%    21%    56%    55%
Average assets (billions)......... $ 38.8  $ 30.0  $  .9  $  .7  $ 4.2  $ 3.7

-------------------------------------------------------------------------------

PART I. ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)

 Services for Institutional Investors

  Services for institutional investors include accounting, custody, daily pricing and information services for large portfolios of investment assets. Customers include mutual funds and other collective investment funds, corporate and public pension plans, corporations, investment managers, non-profit organizations, unions, and other holders of investment assets. Institutional investors are offered other State Street services, including foreign exchange, cash management, securities lending, fund administration, recordkeeping, credit services, and deposit and short-term investment facilities. These services support institutional investors in developing and executing their strategies, enhancing their returns, and evaluating and managing risk. Revenue from this line of business comprised 71% of State Street's total revenue for the nine months ended September 30, 1998.

  Revenue for the nine months ended September 30, 1998 increased to $1.5 billion, up $215 million, or 17%, from $1.2 billion in 1997. The $215 million increase in revenue resulted from increased cross-border investment activity, the installation of new business, and expanding relationships with customers who are growing and using more services. Fee revenue was up 19%. This reflected strong growth in revenue from accounting, custody and other services for mutual funds, U.S. pension plans, and customers outside the U.S. Net interest revenue, up 14%, reflected additional funding from customers in conjunction with their worldwide investment activities.

  Operating expenses for the nine months ended September 30, 1998 were $1.1 billion, 17% higher than a year ago, due to business growth, investments for future growth and acquisitions. Operating profit was $354 million, an increase of $57 million, or 19%, from a year ago and reflected strong business growth.

 Investment Management

  State Street manages financial assets worldwide for both institutions and individuals and provides related services, including participant recordkeeping for defined contribution plans. Investment management features a broad array of services, including passive and active equity, money market, and fixed income strategies. Revenue from this line of business comprised 20% of State Street's total revenue for the first nine months of 1998.

  Revenue grew 27% to $402 million for the nine months ended September 30, 1998 due to revenue growth across the product line. Operating expenses increased 34% reflecting additional staff to support business growth and an acquisition. Operating profit was $66 million, relatively unchanged from the nine months ended September 30, 1997.

 Commercial Lending

  Reported in this line of business are loans and other banking services for regional middle-market companies, for companies in selected industries nationwide, for broker/dealers and for leasing and international trade finance. Other banking services include cash management, leasing and international trade finance. Revenue from this line of business comprised 9% of State Street's total revenue for the first nine months of 1998.

  Revenue grew to $177 million for the nine months ended September 30, 1998, up $166 million or 11% from a year ago, due primarily to a 14% increase in loans. Loans to New England businesses, specialty industries nationwide, leases, and international trade finance all grew.

  Operating expenses increased 8% for the nine months ended September 30, 1998, supporting business growth. Operating profit was $100 million, an increase of $11 million, or 12% from 1997.

NEW ACCOUNTING DEVELOPMENTS

  Information related to new accounting developments appears in Note A to the Consolidated Financial Statements.

PART I. ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)

CAPITAL AND LIQUIDITY

  State Street's objective is to be well capitalized in order to provide financial flexibility which facilitates funding corporate growth and other business needs. Capital levels also support State Street customers' cash management needs.

 Capital

  As a state chartered bank and member of the Federal Reserve System, State Street Bank, State Street's principal subsidiary, is regulated by the Federal Reserve Board which has established guidelines for minimum capital ratios. State Street has developed internal capital-adequacy policies to ensure that the Bank meets or exceeds the level required for the "well capitalized" category, the highest of the Federal Reserve Board's five capital categories. State Street's capital management emphasizes risk exposure rather than simple asset levels. At 12.9%, the Bank's tier 1 risk-based capital ratio significantly exceeds the regulatory minimum of 4%. See Note D to the Consolidated Financial Statements for further information.

  State Street purchased 1,010,000 shares of its stock during the third quarter of 1998. As of September 30, 1998, an additional 3.5 million shares may be purchased within the stock purchase program. See Note E to the Consolidated Financial Statements for further information.

 Liquidity

  The primary objective of State Street's liquidity management is to ensure that it has sufficient funds to meet its commitments and business needs, including accommodating the transaction and cash management requirements of its customers. Liquidity is provided by State Street's access to global debt markets, its ability to gather additional deposits from its customers, maturing short-term assets, the sale of securities and payments of loans. Customer deposits and other funds provide a multi-currency, geographically diverse source of liquidity.

  State Street maintains a large portfolio of liquid assets. At September 30, 1998, State Street's liquid assets were 78% of total assets.

TRADING ACTIVITIES: FOREIGN EXCHANGE AND INTEREST RATE SENSITIVITY

  As part of its trading activities, the Corporation assumes positions in both the foreign exchange and interest rate markets by buying and selling cash instruments and using financial derivatives, including forward foreign exchange contracts, foreign exchange and interest rate options, and interest rate swaps. As of September 30, 1998, the notional amount of these derivative instruments was $144.2 billion, of which $141.1 billion was foreign exchange forward contracts. Long and short foreign exchange forward positions are closely matched to minimize currency and interest rate risk. All foreign exchange contracts are valued daily at current market rates.

  The corporation uses a variety of risk measurement and estimation techniques including value at risk. Value at risk is an estimate of potential loss for a given period of time within a stated statistical confidence interval. State Street estimates value at risk daily for all material trading positions using a methodology based on the distribution of historical market movements. The Corporation has adopted standards for estimating value at risk, and monitors capital in accordance with the Federal Reserve's Capital Adequacy Guidelines for market risk. Value at risk is estimated for a 99% one-tail confidence interval and an assumed one-day holding period using a historical observation period of one year. A 99% one-tail confidence interval implies that daily trading losses should not exceed the estimated value at risk more than 1% of the time, or approximately three days out of the year. The methodology takes into account observed correlations between interest rates and foreign exchange rates, and the resulting diversification benefits provided from the mix of the Corporation's trading positions.

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

  The following table presents State Street's market risk for its trading activities as measured by its value at risk methodology:

VALUE AT RISK FOR SEPTEMBER 30, 1998

--------------------------------------------------------------------------------
(Dollars in millions)                                    AVERAGE MAXIMUM MINIMUM
--------------------------------------------------------------------------------
Foreign exchange contracts..............................   $.8    $3.0     $.3
Interest rate contracts.................................    .1      .3

-------------------------------------------------------------------------------
  State Street compares actual daily profit and losses from trading activities to estimated one-day value at risk. During the third quarter of 1998, State Street did not experience any foreign exchange trading loss in excess of its end of day value at risk estimate.

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

  Dynamics of markets served. Changes in markets served, including the growth rate of U.S. mutual funds, the pace of debt issuance, outsourcing decisions, mergers, acquisitions and consolidations among customers and

PART I. ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)

competitors can affect revenue. In general, State Street benefits from an increase in the volume of financial market transactions serviced.

  State Street provides services worldwide. Global and regional economic factors and changes or potential changes in laws and regulations affecting the Corporation's business, including changes in monetary policy, could also affect results of operations.

  Interest rates. Market interest rate levels, the shape of the yield curve and the direction of interest rate changes affect both net interest revenue and fiduciary compensation from securities lending. All else being equal, in the short term State Street's net interest revenue benefits from falling interest rates and is negatively affected by rising rates because interest-bearing liabilities re-price sooner than interest-earning assets.

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

  Year-2000 modifications. The costs and projected completion date of State Street's Resolution 2000 program are estimates. Factors that may cause material differences in actual results include the availability and cost of systems and personnel, non-compliance of third-party providers (including customers), and similar uncertainties. State Street's businesses are substantially dependent upon its data processing software and hardware systems and upon its ability to process information on its customers' behalf. If the Corporation were unable to process information as a result of the Year-2000 issues, despite State Street's efforts and its contingency planning, such a failure could have a materially adverse effect on State Street's business, as could Year-2000 problems experienced by others with whom the Corporation does business.

  Acquisitions and alliances. Acquisitions of complementary businesses and technologies and strategic alliances are an active part of State Street's overall business strategy, and the Corporation has completed several acquisitions and alliances in recent years. However, there can be no assurance that services, technologies, key personnel, and businesses of acquired companies will be effectively assimilated into State Street's business or service offerings or that alliances will be successful.

PART I. ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

  See information under the caption "Trading Activities: Foreign Exchange and Interest Rate Sensitivity" on page 21.

PART II--OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibit Index

 EXHIBIT NUMBER                                            PAGE OF THIS REPORT
 --------------                                            -------------------
    12          Ratio of earnings to fixed charges.......           26
    15          Letter regarding unaudited interim
                financial information....................           27
    27          Financial data schedule..................           28

 (b) Reports on Form 8-K

  A current report on Form 8-K/A dated September 17, 1998, was filed by the Registrant on September 28, 1998 with the Securities and Exchange Commission which reported that the Board of Directors authorized a two million share increase in its stock purchase program.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          State Street Corporation

Date: November 9, 1998
                                          By:     /s/ Ronald L. O'Kelley
                                             ----------------------------------
                                                    RONALD L. O'KELLEY
                                            EXECUTIVE VICE PRESIDENT AND CHIEF
                                                     FINANCIAL OFFICER

Date: November 9, 1998
                                          By:      /s/ Rex S. Schuette
                                             ----------------------------------
                                                      REX S. SCHUETTE
                                              SENIOR VICE PRESIDENT AND CHIEF
                                                    ACCOUNTING OFFICER