Form 10-K
period 1998-12-31
STATE STREET CORP
filed 1999-03-23
CIK 93751

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                          -----------------------------



                                   Form 10-K


       [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998
                                       OR
       [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                           Commission File No. 0-5108


                            STATE STREET CORPORATION
             (Exact name of registrant as specified in its charter)



             MASSACHUSETTS
      (State or other jurisdiction
           of incorporation)                              04-2456637
                                                        (I.R.S. Employer
          225 Franklin Street                          Identification No.)
         Boston, Massachusetts
         (Address of principal                               02110
           executive office)                              (Zip Code)

                                  617-786-3000
              (Registrant's telephone number, including area code)

                         -----------------------------


          Securities registered pursuant to Section 12(b) of the Act:

     (Title of Class)                             (Name of each exchange on which registered)
--------------------------------------            --------------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Registrant's Common Stock held by non-affiliates (persons other than directors and executive officers) of the registrant on February 28, 1999 was $12,240,882,000.


The number of shares of the Registrant's Common Stock outstanding on February 28, 1999 was 160,883,337.


Portions of the following documents are incorporated into the Parts of this Report on Form 10-K indicated below:
      (1) The Annual Report to Stockholders for the year ended December 31, 1998 (Parts I and II)
      (2) The Registrant's definitive Proxy Statement dated March 12, 1999
          (Part III)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            STATE STREET CORPORATION
                                   FORM 10-K
                      For the Year Ended December 31, 1998


                                      INDEX




                                                                                                      Page
                                                                                                      Number
PART I

Item 1   Business .................................................................................   1 - 14
Item 2   Properties ...............................................................................   15
Item 3   Legal Proceedings ........................................................................   15
Item 4   Submission of Matters to a Vote of Security Holders ......................................   15
Item 4A  Executive Officers of the Registrant .....................................................   16

PART II

Item 5   Market for Registrant's Common Equity and Related Stockholder Matters ....................   17
Item 6   Selected Financial Data ..................................................................   17
Item 7   Management's Discussion and Analysis of Financial Condition and Results of Operation .....   17
Item 7A  Quantitative and Qualitative Disclosures about Market Risk ...............................   17
Item 8   Financial Statements and Supplementary Data ..............................................   17
Item 9   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .....   17

PART III

Item 10  Directors and Executive Officers of the Registrant .......................................   18
Item 11  Executive Compensation ...................................................................   18
Item 12  Security Ownership of Certain Beneficial Owners and Management ...........................   18
Item 13  Certain Relationships and Related Transactions ...........................................   18

PART IV

Item 14  Exhibits, Financial Statement Schedules, and Reports on Form 8-K .........................   19 - 21
Signatures   ......................................................................................   22
Exhibits

                                     PART I

Item 1. Business


The business of State Street Corporation and its subsidiaries is further described in the "Financial Review" section of State Street Corporation's 1998 Annual Report to Stockholders, which section comprises Management's Discussion and Analysis of Financial Condition and Results of Operation for the Corporation; such description and information and analysis is included in
Exhibit 13 of this report and is incorporated by reference.


General Development of Business


State Street Corporation ("State Street" or the "Corporation") is a bank holding company organized under the laws of the Commonwealth of Massachusetts and is one of the world's leading specialists in serving institutional investors and provides a full range of products and services for large portfolios of investment assets.


State Street was organized in 1970 and conducts its business principally through its subsidiary, State Street Bank and Trust Company ("State Street Bank" or the "Bank"), and traces its beginnings to the founding of the Union Bank in 1792. The charter under which State Street Bank now operates was authorized by a special act of the Massachusetts Legislature in 1891, and its present name was adopted in 1960.


State Street is a market leader in the businesses on which it focuses, services for institutional investors and investment management, with $4.8 trillion of assets under custody and $485 billion of assets under management at year-end 1998. Customers include mutual funds and other collective investment funds, corporate and public pension funds, corporations, unions and non-profit organizations in and outside of the United States. For information as to non-U.S. activities, refer to Note V which appears in the Notes to Financial Statements in State Street's 1998 Annual Report to Stockholders. Such information is incorporated by reference.


Services are provided from 30 offices in the United States, as well as from offices in Australia, Austria, Belgium, Canada, Cayman Islands, Chile, Czech Republic, France, Germany, Ireland, Japan, Luxembourg, Netherlands Antilles, Netherlands, New Zealand, People's Republic of China, Russia, Singapore, South Korea, Switzerland, Taiwan, United Arab Emirates and the United Kingdom. State Street's executive offices are located at 225 Franklin Street, Boston, Massachusetts.


Lines of Business


State Street reports three lines of business: Services for Institutional Investors, Investment Management and Commercial Lending. In 1998, 67% of income before income taxes came from services for institutional investors, 19% came from commercial lending and 14% from investment management. For additional information on State Street's lines of business, see pages 22 and 23 of State Street's 1998 Annual Report to Stockholders, under the caption "Lines of Business", which information is incorporated by reference.


Services for Institutional Investors. Services for institutional investors includes accounting, custody, daily pricing and information services for investment portfolios. Customers include mutual funds and other collective investment funds, corporate and public pension plans, corporations, investment managers, non-profit organizations, unions, and other holders of investment assets. Institutional investors are offered other State Street services, including foreign exchange, cash management, securities lending, fund administration, recordkeeping, banking services, and deposit and short-term investment facilities. These services support institutional investors in developing and executing their strategies, enhancing their returns, and evaluating and managing risk.


With $2.1 trillion of mutual fund assets under custody, State Street is the largest mutual fund custodian and accounting agent in the United States. State Street began providing mutual fund services in 1924. Customers who sponsor the U.S. mutual funds that State Street services include investment companies, broker/dealers, insurance companies and others. In addition, State Street services offshore mutual funds and collective investment funds in other countries.


State Street is distinct from other mutual fund service providers because customers make extensive use of a number of related services in addition to custody. Additional services include fund accounting and administration, daily pricing, accounting for multiple classes of shares, master/feeder accounting, and services for offshore funds and local funds in locations outside the United States. Shareholder services are provided through an affiliate, Boston Financial Data Services, Inc.


State Street began servicing pension assets in 1974, and now has $2.3 trillion of pension, insurance and other investment pool assets under custody for U.S. customers. State Street has a leading share of the market for servicing tax-exempt assets for corporate and public funds in the United States. Services include custody, portfolio accounting, securities lending, information and other related services for retirement plans and other financial asset portfolios of corporations, public funds, investment managers, non-profit organizations, unions and others. State Street provides global and domestic custody and custody-related services for $362 billion in assets for customers outside the United States.


State Street provides foreign exchange services to institutional investors worldwide. These services include currency trading and currency research, risk management and electronic execution services. State Street is a securities lending agent providing collateral management and lending of securities issued in 30 countries, acting as agent between institutional investors and broker/dealers worldwide. State Street also provides repurchase agreements and deposit services for the short-term cash needs associated with customers' investment activities. Trading and arbitrage operations are conducted with government securities and other financial instruments.


Investment Management. State Street was a pioneer in the development of domestic and international index funds. State Street offers an extensive range of investment management services, including investment management for corporations, public funds and other institutional investors; administration and investment services for defined contribution and other employee benefit programs; and investment management and other financial services for high-net-worth individuals. These services are offered through State Street Global Advisors ("SSgA[RegTM]"). SSgA offers a broad array of investment strategies, including passive, enhanced and active management using quantitative and fundamental methods for both global equities and global fixed income securities. SSgA is a leading trustee and money manager for individuals. At year-end 1998, institutional and personal trust assets under management totaled $485 billion. Additionally, SSgA provides record-keeping and other services attendant to its investment management activities, including services for 2.6 million defined contribution plan participants as of year-end 1998. SSgA has offices worldwide, including offices in the following cities: Boston, Hong Kong, Tokyo, London, Montreal, Munich, Paris and Sydney. In the United States, SSgA is the largest manager of tax-exempt assets, the third-largest manager of defined contribution plan assets and the third-largest manager of total assets.


Commercial Lending. State Street provides lending and other banking services for regional middle-market companies, companies in selected industries and institutional investor customers and provides lease financing to selected industries. Other banking services include cash management and deposit services.


Competition


State Street operates in a highly competitive environment in all areas of its business on a worldwide basis, including services to institutional investors, investment management and commercial lending. In addition to facing competition from other deposit-taking institutions, State Street faces competition from investment management firms, private trustees, insurance companies, mutual funds, broker/dealers, investment banking firms, law firms, benefits consultants, leasing companies, and business service and software companies. As State Street expands globally, additional sources of competition are encountered.


State Street believes there are certain key competitive considerations in these markets, specifically, for investment asset servicing: price, quality of service, efficiencies from scale and technological expertise, and quality and scope of sales and marketing; for investment management: expertise, experience, and the availability of related service offerings; and for commercial lending: price and experience.


State Street's competitive success primarily depends upon its ability to continue to develop and market new and innovative services and to adopt or develop new technologies to bring new services to market in a timely fashion at competitive prices; and to continue and expand its relationships with existing and new customers.


Employees


At December 31, 1998, State Street had 16,816 employees, of whom 16,266 were full-time.


Regulation and Supervision


State Street is registered with the Board of Governors of the Federal Reserve System (the "Board") as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the "Act"). The Act, with certain exceptions, limits the activities that may be engaged in by State Street and its non-bank subsidiaries, which include non-bank companies for which State Street owns or controls more than 5% of a class of voting shares, to those which are deemed by the Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making such determination, the Board must consider whether the performance of any such activity by a subsidiary of State Street can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition or gains in efficiency. These benefits must outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The Board is authorized to differentiate between activities commenced de novo and those commenced by the acquisition in whole or in part of a going concern. The Board may order a bank holding company to terminate any activity or its ownership or control of a non-bank subsidiary if the Board finds that such activity or ownership or control constitutes a serious risk to the financial safety, soundness or stability of a subsidiary bank and is inconsistent with sound banking principles or statutory purposes. In the opinion of management, all of State Street's present subsidiaries are within the statutory standard or are otherwise permissible. The Act also requires a bank holding company to obtain prior approval of the Board before it may acquire substantially all the assets of any bank or ownership or control of more than 5% of the voting shares of any bank.


Bank holding companies, such as State Street, are subject to Federal Reserve Board risk-based capital guidelines that require a minimum 8% ratio of total capital to risk-weighted assets (including certain off-balance-sheet items) and market-risk equivalents. At least 50% of total capital must consist of common stockholders' equity, minority interest, non-cumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less disallowed intangibles and other adjustments ("Tier 1 capital"). The remainder may consist of subordinated debt, other preferred stock, certain other instruments and a limited amount of loan loss reserves and the unrealized gain on available-for-sale equity securities ("Tier 2 capital"). At December 31, 1998, State Street's consolidated Tier 1 capital and total capital ratios were 14.1% and 14.4%, respectively.


In addition, bank holding companies are subject to Federal Reserve Board minimum leverage ratio guidelines. These guidelines provide for a minimum ratio of Tier 1 capital to total average assets (the "leverage ratio") of 3% for bank holding companies that meet certain specified criteria, including those having the highest regulatory rating. All other bank holding companies generally are required to maintain a leverage ratio of at least 3% plus an additional cushion of 100 to 200 basis points. State Street's leverage ratio at December 31, 1998, was 5.4%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. The Federal Reserve Board has indicated that it will also consider a "tangible Tier 1 capital leverage ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.


State Street Bank is subject to similar risk-based and leverage capital requirements. State Street Bank was in compliance with the applicable minimum capital requirements as of December 31, 1998. Neither State Street nor State Street Bank has been advised of any specific minimum leverage ratio requirement applicable to it.


Failure to meet capital requirements could subject a bank to a variety of enforcement actions, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business, which are described further in this section.


State Street and its non-bank subsidiaries are affiliates of State Street Bank under the federal banking laws, which impose certain restrictions on transfers of funds in the form of loans, extensions of credit, investments or asset purchases by State Street Bank to State Street and its non-bank subsidiaries. Transfers of this kind to State Street and its non-bank subsidiaries by State Street Bank are limited to 10% of State Street Bank's capital and surplus with respect to each affiliate and to 20% in the aggregate, and are subject to certain collateral requirements. A bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or lease or sale of property or furnishing of services. Federal law also provides that certain transactions with affiliates must be on terms and under circumstances, including credit standards that are substantially the same, or at least as favorable to the institution as those prevailing at the time for comparable transactions involving other non-qualified companies or, in the absence of comparable transactions, on terms and under circumstances, including credit standards, that in good faith would be offered to, or would apply to, nonaffiliated companies. This is commonly referred to as an "arms-length transaction". The Board has jurisdiction to regulate the terms of certain debt issues of bank holding companies.


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

The primary federal banking agency responsible for regulating State Street and its subsidiaries, including State Street Bank, for both domestic and international operations is the Federal Reserve System. State Street is also subject to the Massachusetts bank holding company statute. The Massachusetts statute requires prior approval by the Massachusetts Board of Bank Incorporation for the acquisition by State Street of more than 5% of the voting shares of any additional bank and for other forms of bank acquisitions.


State Street's banking subsidiaries are subject to supervision and examination by various regulatory authorities. State Street Bank is a member of the Federal Reserve System and the Federal Deposit Insurance Corporation (the "FDIC") and is subject to applicable federal and state banking laws and to supervision and examination by the Federal Reserve Bank of Boston, as well as by the Massachusetts Commissioner of Banks, the FDIC, and the regulatory authorities of those countries in which a branch of State Street Bank is located. Other subsidiary trust companies are subject to supervision and examination by the Office of the Comptroller of the Currency, other offices of the Federal Reserve System or by the appropriate state banking regulatory authorities of the states in which they are located. State Street's non-U.S. banking subsidiaries are also subject to regulation by the regulatory authorities of the countries in which they are located. The capital of each of these banking subsidiaries is in excess of the minimum legal capital requirements as set by those authorities.


The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") broadened the enforcement powers of the federal banking agencies, including increased power to impose fines and penalties, over all financial institutions, including bank holding companies and commercial banks. As a result of FIRREA, State Street Bank and any or all of its subsidiaries can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after 1989, in connection with (a) the default of State Street Bank or any other subsidiary bank or (b) any assistance provided by the FDIC to State Street Bank or any other subsidiary bank in danger of default. The Crime Control Act of 1990 further broadened the enforcement powers of the federal banking agencies in a significant number of areas.


The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") has as its primary objectives to recapitalize the Bank Insurance Fund and strengthen the regulation and supervision of financial institutions.


Pursuant to FDICIA, each federal banking agency has adopted prompt corrective action regulations for the institutions that it regulates. The statute requires or permits the agencies to take certain supervisory actions when an insured depository institution falls within one of five specifically enumerated capital categories. It also restricts or prohibits certain activities and requires the submission of a capital restoration plan when an insured institution becomes undercapitalized. The regulations establish the numerical limits for five capital categories and establish procedures for issuing and contesting prompt corrective action directives. To be within the category "well capitalized", an insured depository institution must have a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater and the institution must not be subject to an order, written agreement, capital directive, or prompt corrective action directive to meet specific capital requirements. An insured institution is "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and a leverage ratio or 4.0% or greater (or a leverage ratio of 3.0% or greater if the institution has a composite rating of "1" under the regulatory rating system). The final three capital categories are levels of undercapitalized, which trigger mandatory statutory provisions. While other factors in addition to capital ratios determine an institution's capital category, State Street Bank's capital ratios were within the "well-capitalized" category at December 31, 1998. For further information as to the Corporation's capital position and capital adequacy, refer to the Liquidity and Capital Resources portion of the Financial Review section and to Note K to the Notes to Consolidated Financial Statements which appear in State Street's 1998 Annual Report to Stockholders.
Such information is incorporated by reference.


The Federal Reserve Board adopted a final rule, as required by FDICIA, prescribing standards that will limit the risks posed by an insured depository institution's exposure to any other depository institution. Banks are required to develop written policies and procedures to monitor credit exposure to other banks, and to limit exposure to "undercapitalized" banks to 25% of total capital.


As required by FDICIA, the FDIC adopted a regulation that permits only well capitalized banks, and adequately capitalized banks that have received waivers from the FDIC, to accept, renew or rollover brokered deposits. Regulations have also been adopted by the FDIC to limit the activities conducted as a principal by, and the equity investments of, state-chartered banks to those permitted for national banks. Banks may apply to the FDIC for approval to continue to engage in permitted investments and activities.


Other FDICIA regulations adopted require independent audits, an independent audit committee of the bank's board of directors, stricter truth-in-savings provisions and standards for real estate lending. FDICIA amended deposit insurance coverage, and the FDIC have implemented a rule specifying the treatment of accounts to be insured up to $100,000.

Under other provisions of FDICIA, the federal banking agencies have adopted safety and soundness standards for banks in a number of areas including: internal controls, internal audit systems, information systems, credit underwriting, interest rate risk, executive compensation and minimum earnings. The agencies have also revised risk-based capital standards to take into account interest rate risk, as required by FDICIA.


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


Dividends


As a bank holding company, State Street is a legal entity separate and distinct from State Street Bank and its other non-bank subsidiaries. The right of State Street to participate as a stockholder in any distribution of assets of State Street Bank upon its liquidation or reorganization or otherwise is subject to the prior claims by creditors of State Street Bank, including obligations for federal funds purchased and securities sold under repurchase agreements, as well as deposit liabilities. Payment of dividends by State Street Bank is subject to provisions of the Massachusetts banking law which provides that dividends may be paid out of net profits provided (i) capital stock and surplus remain unimpaired, (ii) dividend and retirement fund requirements of any preferred stock have been met, (iii) surplus equals or exceeds capital stock, and (iv) there are deducted from net profits any losses and bad debts, as defined, in excess of reserves specifically established therefore. Under the Federal Reserve Act, the approval of the Board of Governors of the Federal Reserve System would be required if dividends declared by the Bank in any year would exceed the total of its net profits for that year combined with retained net profits for the preceding two years, less any required transfers to surplus. Under applicable federal and state law restrictions, at December 31, 1998, State Street Bank could have declared and paid dividends of $979 million without regulatory approval. Future dividend payments of the Bank and non-bank subsidiaries cannot be determined at this time.


Economic Conditions and Government Policies


Economic policies of the government and its agencies influence the operating environment of State Street. Monetary policy conducted by the Federal Reserve Board directly affects the level of interest rates and overall credit conditions of the economy. Policy is applied by the Federal Reserve Board through open market operations in U.S. government securities, changes in reserve requirements for depository institutions, and changes in the discount rate and availability of borrowing from the Federal Reserve. Government regulations of banks and bank holding companies are intended primarily for the protection of depositors of the banks, rather than of the stockholders of the institutions.


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


Cross-border investing. Increases in cross-border investing by customers worldwide benefit State Street's revenue. Future revenue may increase or decrease depending upon the extent of increases or decreases in cross-border investments made by customers or future customers.


Savings rate of individuals. State Street benefits from the savings of individuals that are invested in mutual funds or in defined contribution plans. Changes in savings rates or investment styles may affect revenue.

Value of worldwide financial markets. As worldwide financial markets increase or decrease in value, State Street's opportunities to invest and service financial assets may change. Since a portion of the Corporation's fees are based on the value of assets under custody and management, fluctuations in worldwide securities market valuations will affect revenue.


Dynamics of markets served. Changes in markets served, including the growth rate of U.S. mutual funds, the pace of debt issuance, outsourcing decisions, and mergers, acquisitions and consolidations among customers and competitors, can affect revenue. In general, State Street benefits from an increase in the volume of financial market transactions serviced.


State Street provides services worldwide. Global and regional economic factors and changes or potential changes in laws and regulations affecting the Corporation's business, including volatile currencies and changes in monetary policy, and social and political instability, could affect results of operations.


Interest rates. Market interest rate levels, the shape of the yield curve and the direction of interest rate changes affect net interest revenue as well as fiduciary compensation from securities lending. All else being equal, in the short term, State Street's net interest revenue benefits from falling interest rates and is negatively affected by rising rates because interest-bearing liabilities reprice sooner than interest-earning assets.


Volatility of currency markets. The degree of volatility in foreign exchange rates can affect the amount of foreign exchange trading revenue. In general, State Street benefits from currency volatility.


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


Pace of new business. The pace at which existing and new customers use additional services and assign additional assets to State Street for management or custody will affect future results. State Street believes that uncertainties resulting from the Year-2000 issues could have an impact on new business for 1999 such that customers and potential customers of State Street will be less inclined in the second half of 1999 to consider changing their business relationships.


Business mix. Changes in business mix, including the mix of U.S. and non-U.S. business, may affect future results.


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


There are risks inherent in this process. These include rapid technological change in the industry, the Corporation's ability to access technical and other information from customers, and the significant and ongoing investments required to bring new services to market in a timely fashion at competitive prices. Further, there is risk that competitors may introduce services that could replace or provide lower-cost alternatives to State Street's services.


State Street uses appropriate trademark, trade secret, copyright and other proprietary rights procedures to protect its technology, and has applied for a limited number of patents in connection with certain software programs. The Corporation believes that patent protection is not a significant competitive factor and that State Street's success depends primarily upon the technical expertise and creative abilities of its employees and the ability of the Corporation to continue to develop, enhance and market its innovative business processes and systems. However, in the event a third-party asserts a claim of infringement of its proprietary rights, obtained through patents or otherwise, against the Corporation, State Street may be required to spend significant resources to defend against such claims, develop a non-infringing program or process, or obtain a license to the infringed process.


Year 2000 modifications. The costs and projected completion dates for State Street's Year-2000 program are estimates. Factors that may cause material differences include the availability and cost of systems and other personnel, non-compliance of third-party providers, and similar uncertainties. If necessary modifications and conversions are not completed in time, the Year-2000 issue could affect State Street's performance.

Acquisitions and alliances. Acquisitions of complementary businesses and technologies, and development of strategic alliances are an active part of State Street's overall business strategy, and the Corporation has completed several acquisitions and alliances in recent years. However, there can be no assurance that services, technologies, key personnel, and businesses of acquired companies will be effectively assimilated into State Street's business or service offerings or that alliances will be successful.


European Economic and Monetary Union. The move to a common currency could affect foreign exchange volumes and the level of deposits denominated in the euro or the legacy currencies.


Selected Statistical Information


The following tables contain State Street's consolidated statistical information relating to, and should be read in conjunction with, the consolidated financial statements, selected financial data and management's discussion and analysis of financial condition and results of operation, all of which appear in State Street's 1998 Annual Report to Stockholders and is incorporated by reference herein.

Distribution of Average Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential


The average statements of condition and net interest revenue analysis for the years indicated are presented below.

===================================================================================================================
                                                               1998                             1997
                                                 -------------------------------- ---------------------------------
                                                   Average               Average     Average               Average
(Dollars in millions)                              Balance    Interest     Rate      Balance    Interest     Rate
------------------------------------------------ ----------- ---------- --------- ------------ ---------- ---------
ASSETS
Interest-bearing deposits with banks(1) ........  $ 11,271    $   537      4.76%    $  8,516    $   415      4.88%
Securities purchased under resale agreements
 and securities borrowed .......................    12,876        691      5.37        6,413        354      5.52
Federal funds sold .............................       762         42      5.46          708         39      5.57
Trading account assets .........................       268         10      3.61          153          9      5.60
Investment securities:
 U.S. Treasury and federal agencies ............     5,337        313      5.88        5,980        360      6.03
 State and political subdivisions ..............     1,729        105      6.08        1,645        105      6.37
 Other investments .............................     2,816        170      6.03        2,659        163      6.12
Loans(2):
 Domestic ......................................     4,549        271      5.97        3,905        243      6.22
 Non-U.S. ......................................     1,798        138      7.67        1,446        111      7.67
                                                  --------    -------               --------    -------
  Total Interest-Earning Assets ................    41,406      2,277      5.50       31,425      1,799      5.73
Cash and due from banks ........................       926                             1,119
Allowance for loan losses ......................       (90)                              (76)
Premises and equipment .........................       633                               475
Other assets ...................................     2,835                             2,483
                                                  --------                          --------
  Total Assets .................................  $ 45,710                          $ 35,426
                                                  ========                          ========
LIABILITIES AND STOCKHOLDERS'
 EQUITY
Interest-bearing deposits:
 Savings .......................................  $  2,495    $   108      4.33     $  2,081    $    87      4.17
 Time ..........................................       140          7      5.18          153          8      5.08
 Non-U.S. ......................................    16,294        542      3.33       12,645        417      3.30
Securities sold under repurchase agreements ....    13,775        703      5.11        9,598        499      5.20
Federal funds purchased ........................       704         37      5.28          291         15      5.26
Other short-term borrowings ....................       619         29      4.66          602         30      5.03
Notes payable ..................................         4                 6.40           76          3      4.34
Long-term debt .................................       867         66      7.62          717         55      7.70
                                                  --------    -------               --------    -------
  Total Interest-Bearing Liabilities ...........    34,898      1,492      4.28       26,163      1,114      4.26
                                                              -------                           -------
Noninterest-bearing deposits ...................     6,254                             5,288
Other liabilities ..............................     2,401                             2,128
Stockholders' equity ...........................     2,157                             1,847
                                                  --------                          --------
  Total Liabilities and Stockholders'
   Equity ......................................  $ 45,710                          $ 35,426
                                                  ========                          ========
  Net interest revenue .........................              $   785                           $   685
                                                              =======                           =======
  Excess of rate earned over rate paid .........                           1.22%                             1.47%
                                                                           ====                              ====
  Net Interest Margin(3) .......................                           1.90%                             2.18%
                                                                           ====                              ====



                                                                1996
                                                 ----------------------------------
                                                    Average                Average
(Dollars in millions)                               Balance    Interest     Rate
------------------------------------------------ ------------ ---------- ----------
ASSETS
Interest-bearing deposits with banks(1) ........   $  7,041    $   336       4.78%
Securities purchased under resale agreements
 and securities borrowed .......................      6,010        326       5.43
Federal funds sold .............................        561         30       5.35
Trading account assets .........................        326         18       5.41
Investment securities:
 U.S. Treasury and federal agencies ............      4,319        261       6.03
 State and political subdivisions ..............      1,478         92       6.25
 Other investments .............................      2,111        127       6.01
Loans(2):
 Domestic ......................................      3,353        212       6.32
 Non-U.S. ......................................      1,160         78       6.71
                                                   --------    -------
  Total Interest-Earning Assets ................     26,359      1,480       5.61
Cash and due from banks ........................      1,164
Allowance for loan losses ......................        (70)
Premises and equipment .........................        458
Other assets ...................................      1,572
                                                   --------
  Total Assets .................................   $ 29,483
                                                   ========
LIABILITIES AND STOCKHOLDERS'
 EQUITY
Interest-bearing deposits:
 Savings .......................................   $  2,097    $    86       4.10
 Time ..........................................        150          8       5.26
 Non-U.S. ......................................     10,372        331       3.19
Securities sold under repurchase agreements ....      7,819        394       5.05
Federal funds purchased ........................        357         19       5.18
Other short-term borrowings ....................        707         36       5.04
Notes payable ..................................        124          3       2.47
Long-term debt .................................        213         15       6.95
                                                   --------    -------
  Total Interest-Bearing Liabilities ...........     21,839        892       4.08
                                                               -------
Noninterest-bearing deposits ...................      4,638
Other liabilities ..............................      1,388
Stockholders' equity ...........................      1,618
                                                   --------
  Total Liabilities and Stockholders'
   Equity ......................................   $ 29,483
                                                   ========
  Net interest revenue .........................               $   588
                                                               =======
  Excess of rate earned over rate paid .........                             1.53%
                                                                             ====
  Net Interest Margin(3) .......................                             2.23%
                                                                             ====

================================================================================

(1) Amounts reported were with non-U.S. domiciled offices of other banks.
(2) Non-accrual loans are included in the average loan amounts outstanding. Non-U.S. loans include non-U.S. lease financing.
(3) Net interest margin is taxable equivalent net interest revenue divided by average interest-earning assets.


Interest revenue on non-taxable investment securities and loans includes the effect of taxable-equivalent adjustments, using a federal income tax rate of 35%, adjusted for applicable state income taxes, net of the related federal tax benefit.

The table below summarizes changes in interest revenue and interest expense due to changes in volume of interest-earning assets and interest-bearing liabilities, and changes in interest rates. Changes attributed to both volume and rate have been allocated based on the proportion of change in each category.

=============================================================================================================================

                                                         1998 Compared to 1997                  1997 Compared to 1996
                                                 -------------------------------------- -------------------------------------
                                                  Change in   Change in   Net Increase   Change in   Change in   Net Increase
(Dollars in millions)                               Volume       Rate      (Decrease)      Volume       Rate      (Decrease)
------------------------------------------------ ----------- ----------- -------------- ----------- ----------- -------------
Interest revenue related to:
Interest-bearing deposits with banks ...........    $132         $ (10)       $ 122         $  72       $   7        $  79
Securities purchased under resale agreements
 and securities borrowed .......................     347            (9)         337            22           6           28
Federal funds sold .............................       3            (1)           3             8           1            9
Trading account assets .........................       2            (1)           1           (10)          1           (9)
Investment securities:
 U.S. Treasury and federal agencies ............     (38)           (9)         (47)          100                      100
 State and political subdivisions ..............       3            (3)                        10           2           12
 Other investments .............................       9            (2)           7            34           2           36
Loans:
 Domestic ......................................      38           (12)          26            34          (3)          31
 Non-U.S. ......................................      26             3           29            21          12           33
                                                    ----         -----        -----         -----       -----        -----
  Total interest-earning assets ................     522           (44)         478           291          28          319
                                                    ----         -----        -----         -----       -----        -----
Interest expense related to:
Deposits:
 Savings .......................................      18             3           21            (1)          2            1
 Time ..........................................      (1)                        (1)
 Non-U.S. ......................................     121             4          125            75          11           86
Federal funds purchased ........................      22                         22            (3)                      (3)
Securities sold under repurchase agreements ....     213            (8)         205            92          12          104
Other short-term borrowings ....................       1            (2)          (1)           (6)                      (6)
Notes payable ..................................      (6)            3           (3)
Long-term debt .................................      11            (1)          10            38           2           40
                                                    ----         -----        -----         -----       -----        -----
  Total interest-bearing liabilities ...........     379            (1)         378           195          27          222
                                                    ----         -----        -----         -----       -----        -----
  Net Interest Revenue .........................    $143         $ (43)       $ 100         $  96       $   1        $  97
                                                    ====         =====        =====         =====       =====        =====

==========================================================================================================================

Investment Portfolio


Investment securities consisted of the following at December 31:

===============================================================================================================

(Dollars in millions)                                                            1998        1997        1996
---------------------------------------------------------------------------   ---------   ---------   ---------
Held to Maturity (at amortized cost) -- U.S. Treasury and federal agencies     $ 1,177     $   893     $   859
                                                                               =======     =======     =======
Available for Sale (at fair value):
 U.S. Treasury and federal agencies .......................................    $ 3,695     $ 4,919     $ 4,643
 State and political subdivisions .........................................      1,612       1,657       1,559
 Asset-backed securities ..................................................      1,719       1,673       1,200
 Collateralized mortgage obligations ......................................        726         571         631
 Other investments ........................................................        808         662         495
                                                                               -------     -------     -------
  Total ...................................................................    $ 8,560     $ 9,482     $ 8,528
                                                                               =======     =======     =======

==============================================================================================================

The maturities of debt investment securities at December 31, 1998 and the weighted average yields (fully taxable equivalent basis) were as follows:

================================================================================

                                                                  Years
                                               -------------------------------------------
                                                      Under 1               1 to 5
                                               --------------------- ---------------------
(Dollars in millions)                            Amount      Yield     Amount      Yield
---------------------------------------------- ---------- ---------- ---------- ----------
Held to Maturity (at amortized cost) --
 U.S. Treasury and federal agencies ..........  $   924   5.45%       $   253   5.51%
                                                =======               =======
Available for Sale (at fair value):
 U.S. Treasury and federal agencies ..........  $ 2,446   5.69        $ 1,226   5.34
 State and political subdivisions ............      408   5.90            808   5.82
 Asset-backed securities .....................    1,057   6.05            657   6.05
 Collateralized mortgage obligations .........      506   6.38            213   6.38
 Other investments ...........................      207   5.04            565   5.06
                                                -------               -------
  Total ......................................  $ 4,624               $ 3,469
                                                =======               =======

                                                                Years
                                               ---------------------------------------
                                                     5 to 10             Over 10
                                               ------------------- -------------------
(Dollars in millions)                           Amount     Yield    Amount     Yield
---------------------------------------------- -------- ---------- -------- ----------
Held to Maturity (at amortized cost) --
 U.S. Treasury and federal agencies ..........
Available for Sale (at fair value):
 U.S. Treasury and federal agencies ..........  $  23   6.22%       $
 State and political subdivisions ............    111   6.01          285       5.94%
 Asset-backed securities .....................      3   6.05            2       6.05
 Collateralized mortgage obligations .........      4   6.38            3       6.38
 Other investments ...........................  -----               -----
  Total ......................................  $ 141               $ 290
                                                =====               =====
======================================================================================

Loan Portfolio


Domestic and non-U.S. loans at December 31 and average loans outstanding for the years ended December 31, were as follows:


=============================================================================================================
(Dollars in millions)                                  1998        1997        1996        1995        1994
-------------------------------------------------   ---------   ---------   ---------   ---------   ---------
Domestic:
 Commercial and financial .......................    $ 4,306     $ 3,623     $ 3,022     $ 2,620     $ 2,111
 Lease financing ................................        415         296         304         315         342
 Real estate ....................................         90          74         118          96         101
                                                     -------     -------     -------     -------     -------
  Total domestic ................................      4,811       3,993       3,444       3,031       2,554
                                                     -------     -------     -------     -------     -------
Non-U.S.:
 Commercial and industrial ......................        505         829         764         634         511
 Lease financing ................................        917         669         415         256         110
 Banks and other financial institutions .........         60          59          78          57          52
 Other ..........................................         16          12          12           8           6
                                                     -------     -------     -------     -------     -------
  Total non-U.S. ................................      1,498       1,569       1,269         955         679
                                                     -------     -------     -------     -------     -------
  Total loans ...................................    $ 6,309     $ 5,562     $ 4,713     $ 3,986     $ 3,233
                                                     =======     =======     =======     =======     =======
Average loans outstanding .......................    $ 6,347     $ 5,351     $ 4,513     $ 3,664     $ 3,401
                                                     =======     =======     =======     =======     =======

================================================================================

Loan maturities for selected loan categories at December 31, 1998 were as follows:

================================================================================

                                                Years
                                     ----------------------------
(Dollars in millions)                 Under 1    1 to 5    Over 5
------------------------------------ --------- ---------- -------
Domestic
  Commercial and financial .........  $ 2,556   $ 1,156    $ 594
  Real estate ......................       32        39       19
Non-U.S. ...........................      549        15      934

================================================================================

The following table shows the classification of the above loans due after one year according to sensitivity to changes in interest rates:

================================================================================

(Dollars in millions)
--------------------------------------------------------------------------
Loans with predetermined interest rates ..................    $   954
Loans with floating or adjustable interest rates .........      1,803
                                                              -------
 Total ...................................................    $ 2,757
                                                              =======

================================================================================


Loans are evaluated on an individual basis to determine the appropriateness of renewing each loan. State Street does not have a general rollover policy. Unearned revenue included in loans was $1 million for each of the years ended December 31, 1998 and 1997.


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


Non-accrual loans totaled $12 million, $2 million, $12 million, $16 million and $23 million as of December 31, 1998 through 1994, respectively. There were no non-accrual loans to non-U.S. customers in 1998, less than $1 million in 1997, $6 million in 1996, and there were none in 1995 and 1994.


Past due loans totaled less than $1 million as of December 31, 1998 through 1994. Past due loans included loans to non-U.S. customers for less than $1 million in 1998 and 1997, and none for the years 1996 through 1994.


The interest revenue for 1998 which would have been recorded related to these non-accrual loans is less than $1 million for domestic loans. The interest revenue that was recorded on these non-accrual loans was less than $1 million, all of which relates to domestic loans.

Allowance for Loan Losses and Credit Quality


The changes in the allowance for loan losses for the years ended December 31, were as follows:

===============================================================================================================================
(Dollars in millions)                                                         1998      1997       1996        1995      1994
-------------------------------------------------------------------------- --------- --------- ------------ --------- ---------
Balance at beginning of year:
 Domestic ................................................................  $   68    $   63     $   54      $   53    $   51
 Non-U.S. ................................................................      15        10          9           5         3
                                                                            ------    ------     ------      ------    ------
  Total allowance for loan losses ........................................      83        73         63          58        54
                                                                            ------    ------     ------      ------    ------
Provision for loan losses:
 Domestic ................................................................      13         6          7           4         9
 Non-U.S. ................................................................       4        10          1           4         2
                                                                            ------    ------     ------      ------    ------
  Total provision for loan losses ........................................      17        16          8           8        11
                                                                            ------    ------     ------      ------    ------
Loan charge-offs:
 Commercial and financial ................................................      19         1          4           5        10
 Real estate .............................................................                 1                      1
 Non-U.S. ................................................................                 6          1           1
                                                                            ------    ------     ------      ------    ------
  Total loan charge-offs .................................................      19         8          5           7        10
                                                                            ------    ------     ------      ------    ------
Recoveries:
 Commercial and financial ................................................       2         1          3           2         3
 Real estate .............................................................       1                    3           1
 Non-U.S. ................................................................                 1          1           1
                                                                            ------    ------     ------      ------    ------
  Total recoveries .......................................................       3         2          7           4         3
                                                                            ------    ------     ------      ------    ------
  Net loan charge-offs (recoveries) ......................................      16         6           (2)        3         7
                                                                            ------    ------     ---------   ------    ------
Balance at end of year:
 Domestic ................................................................      65        68         63          54        53
 Non-U.S. ................................................................      19        15         10           9         5
                                                                            ------    ------     --------    ------    ------
  Total allowance for loan losses ........................................  $   84    $   83     $   73      $   63    $   58
                                                                            ======    ======     ========    ======    ======
Ratio of net charge-offs (recoveries) to average loans outstanding .......     .24%      .11%      (.02)%       .07%      .23%
                                                                            ======    ======     ========    ======    ======
===============================================================================================================================


State Street establishes an allowance for loan losses to absorb probable credit losses. Management's review of the adequacy of the allowance for loan losses is ongoing throughout the year and is based, among other factors, on previous loss experience, current economic conditions and adverse situations that may affect the borrowers' ability to repay, timing of future payments, estimated value of the underlying collateral and the performance of individual credits in relation to contract terms, and other relevant factors.


While the allowance is established to absorb probable losses inherent in the total loan portfolio, management allocates the allowance for loan losses to specific loans, selected portfolio segments and certain off-balance sheet exposures and commitments. Adversely classified loans in excess of $1 million are individually reviewed to evaluate risk of loss and assigned a specific allocation of the allowance. The allocations are based on an assessment of potential risk of loss and include evaluations of the borrowers' financial strength, discounted cash flows, collateral, appraisals and guarantees. The allocations to portfolio segments and off-balance sheet exposures are based on management's evaluation of relevant factors, including the current level of problem loans and current economic trends. These allocations are also based on subjective estimates and management judgment, and are subject to change from quarter-to-quarter. In addition, a portion of the allowance remains unallocated as a general reserve for the entire loan portfolio. The general reserve is based upon such factors as portfolio concentration, historical losses and current economic conditions.


The provision for loan losses is a charge to earnings for the current period which is required to maintain the total allowance at a level considered adequate in relation to the level of risk in the loan portfolio. The provision for loan losses was $17 million and $16 million in 1998 and 1997, respectively.



At December 31, 1998, loans comprised 13% of State Street's assets. State Street's loan policies limit the size of individual loan exposures to reduce risk through diversification.

For 1998, net charge-offs were $16 million versus net charge-offs of $6 million in 1997. Net charge-offs for 1998, as a percentage of average loans, were .24% compared to net charge-offs of .11% for 1997.


At December 31, 1998, total non-performing assets were $16 million, a $10 million increase from year-end 1997. Non-performing assets include $12 million and $2 million of non-accrual loans at year-end 1998 and 1997, respectively, and $4 million of other real estate owned for both 1998 and 1997.


At December 31, 1998, the allowance for loan losses was $84 million, or 1.34% of total loans. This compares with an allowance of $83 million, or 1.49% of total loans a year ago. In 1998, the measures of credit quality continued to be satisfactory, largely due to favorable U.S. economic conditions. State Street expects these measures of credit quality to continue to remain satisfactory in 1999. Actual results may differ materially from these forward looking statements due to deterioration in the economic conditions and other unforeseen factors.


Cross-Border Outstandings


Countries within which State Street has cross-border outstandings (primarily deposits and letters of credit to banks and other financial institutions) of at least 1% of its total assets at December 31, were as follows:

================================================================================

(Dollars in millions)              1998         1997         1996
-----------------------------   ---------   -----------   ---------
Japan .......................    $ 2,790     $  1,826      $ 1,419
Germany .....................      1,610        1,482        1,051
Canada ......................      1,053        1,127          675
United Kingdom ..............        897        1,793          806
Netherlands .................        874        1,053          622
France ......................        874          715          883
Australia ...................        812          796          741
Italy .......................        666          605          628
Belgium .....................                     618          350
                                 -------     --------      -------
 Total outstandings .........    $ 9,576     $ 10,015      $ 7,175
                                 =======     ========      =======

================================================================================

Aggregate of cross-border outstandings in countries having between .75% and 1% of total assets at December 31, 1998 was $441 million (Belgium); at December 31, 1997 was $729 million ($369 million for Switzerland and $360 million for Sweden); and at December 31, 1996 was $276 million (Switzerland).


Deposits


The average balance and rates paid on interest-bearing deposits for the years ended December 31, were as follows:

================================================================================


                                                   1998                      1997                       1996
                                          -----------------------   -----------------------   ------------------------
                                            Average      Average      Average      Average      Average       Average
(Dollars in millions)                       Balance        Rate       Balance        Rate       Balance        Rate
---------------------------------------   -----------   ---------   -----------   ---------   -----------   ----------
Domestic:
 Noninterest-bearing deposits .........    $  6,159                  $  5,191                  $  4,586
 Savings deposits .....................       2,495     4.33%           2,081     4.17%           2,097         4.10%
 Time deposits ........................         140     5.18              153     5.08              150         5.26
                                           --------                  --------                  --------
  Total domestic ......................    $  8,794                  $  7,425                  $  6,833
                                           ========                  ========                  ========
Non-U.S.:
 Noninterest-bearing deposits .........    $     95                  $     97                  $     52
 Interest bearing .....................      16,294     3.33           12,645     3.30           10,372         3.19
                                           --------                  --------                  --------
  Total non-U.S. ......................    $ 16,389                  $ 12,742                  $ 10,424
                                           ========                  ========                  ========

================================================================================

Maturities of domestic certificates of deposit of $100,000 or more at December 31, 1998 were as follows:

================================================================================

(Dollars in millions)
--------------------------
3 months or less .........    $ 42
3 to 6 months ............       3
6 to 12 months ...........       6
Over 12 months ...........       1
                              ----
 Total ...................    $ 52
                              ====

================================================================================


At December 31, 1998, substantially all non-U.S. time deposit liabilities were in amounts of $100,000 or more. Included in noninterest-bearing deposits were non-U.S. deposits of $83 million at December 31, 1998, $72 million at December 31, 1997 and $28 million at December 31, 1996.


Return on Equity and Assets and Capital Ratios


The return on equity, return on assets, dividend pay-out ratio, equity to assets ratio and capital ratios for the years ended December 31, were as follows:

================================================================================

                                                              1998         1997         1996
                                                           ----------   ----------   ----------
Net income to:
 Average stockholders' equity ..........................       20.2%        20.6%        18.1%
 Average total assets ..................................        .95         1.07          .99
Dividends declared to net income .......................       19.6         18.2         20.9
Average stockholders' equity to average assets .........        4.7          5.2          5.5
Risk-based capital ratios:
 Tier 1 capital ........................................       14.1         13.7         13.4
 Total capital .........................................       14.4         13.8         13.6
Leverage ratio .........................................        5.4          5.9          5.9

================================================================================

Short-Term Borrowings


The following table reflects the amounts outstanding and weighted average interest rates of the primary components of short-term borrowings as of and for the years ended December 31:

================================================================================

                                                               Federal Funds Purchased
                                                         -----------------------------------
(Dollars in millions)                                        1998        1997        1996
-------------------------------------------------------- ------------ ---------- -----------
Balance at December 31 .................................   $    914    $   189     $   117
Maximum outstanding at any month end ...................      2,241        402         454
Average outstanding during the year ....................        704        291         357

Weighted average interest rate at end of year ..........       4.78%      5.69%       5.05%
Weighted average interest rate during the year .........       5.28       5.26        5.18

============================================================================================

============================================================================================

                                                                  Securities Sold Under
                                                                   Repurchase Agreement
                                                         ----------------------------------------
(Dollars in millions)                                         1998         1997          1996
-------------------------------------------------------- ------------- ------------ -------------
Balance at December 31 .................................   $  12,563     $  7,409     $   7,387
Maximum outstanding at any month end ...................      17,643       10,106        10,013
Average outstanding during the year ....................      13,775        9,598         7,819

Weighted average interest rate at end of year ..........        4.59%        5.20%         5.20%
Weighted average interest rate during the year .........        5.11         5.20          5.05
=================================================================================================

Item 2. Properties

State Street's headquarters are located in the State Street Bank Building, a 34-story building at 225 Franklin Street, Boston, Massachusetts, which was completed in 1965. State Street leases approximately 500,000 square feet (or approximately 54% of the space in this building). The initial lease term was 30 years with two successive extension options of 20 years each at negotiated rental rates. State Street exercised the first of these two options, which became effective on January 1, 1996 for a term of 20 years.


State Street owns five buildings located in Quincy, Massachusetts, a city south of Boston. Four of the buildings, containing a total of approximately 1,365,000 square feet, function as State Street Bank's operations facilities. The fifth building, with 186,000 square feet, is leased to Boston Financial Data Services, Inc., a 50% owned affiliate. Additionally, State Street owns a 92,000 square foot building in Westborough, Massachusetts, which serves as a data center, and is completing construction on a 100,000 square foot data center in Kansas City, Missouri.


The remaining offices and facilities of State Street and its subsidiaries are leased. As of December 31, 1998, the aggregate mortgages and lease payments, net of sublease revenue, payable within one year amounted to $93 million plus assessments for real estate tax, cleaning and operating escalation.


For additional information relating to premises, see Note E to the Financial Statements.


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

================================================================================

Name                            Age  Position
------------------------------ ----- ----------------------------------------------------------------
Marshall N. Carter ...........  58   Chairman and Chief Executive Officer
David A. Spina ...............  56   President and Chief Operating Officer
Dale L. Carleton .............  54   Vice Chairman
Nicholas A. Lopardo ..........  52   Vice Chairman
Maureen Scannell Bateman .....  55   Executive Vice President and General Counsel
Susan Comeau .................  57   Executive Vice President
John A. Fiore ................  47   Executive Vice President and Chief Information Officer
Ronald E. Logue ..............  53   Executive Vice President
Ronald L. O'Kelley ...........  53   Executive Vice President, Chief Financial Officer and Treasurer
Albert E. Petersen ...........  53   Executive Vice President
William M. Reghitto ..........  56   Executive Vice President
John R. Towers ...............  57   Executive Vice President

================================================================================

All executive officers are elected by the Board of Directors. The Chairman, President and Treasurer have been elected to hold office until the next annual meeting of stockholders and until their respective successors are chosen and qualified. Other executive officers hold office at the pleasure of the Board. There are no family relationships among any of the directors and executive officers of State Street. With the exception of Ms. Bateman and Messrs. O'Kelley and Towers, all of the executive officers have been officers of State Street for five years or more.


Ms. Bateman became an officer of State Street in 1997. Prior to joining State Street, she was Managing Director and General Counsel at United States Trust Company of New York. Prior to that, she had been Vice President and Counsel at Bankers Trust Company.


Mr. O'Kelley became an officer of State Street in 1995. Prior to joining State Street, he was Vice President and Chief Financial Officer of Douglas Aircraft Company, a subsidiary of McDonnell Douglas Corporation. Prior to that, he was Senior Vice President and Chief Financial Officer of Rolls-Royce, Inc.


Mr. Towers became an officer of State Street in 1994. Prior to joining State Street, he was Senior Vice President and Department Executive of Securities Processing at BankBoston. Prior to that, he was Senior Vice President and Division Head of Mutual Funds at United States Trust Company of New York.


Mr. Fiore became an executive officer of State Street in 1998. He previously served as Chief Information Officer of State Street Global Advisors since joining State Street in 1992.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters


Information concerning the market prices of and dividends on State Street's common stock during the past two years appears on page 27 of State Street's 1998 Annual Report to Stockholders and is incorporated by reference. There were 6,457 stockholders of record at December 31, 1998. State Street's common stock is listed on the New York Stock Exchange, ticker symbol: STT. State Street's common stock is also listed on the Boston and Pacific Stock Exchanges.


On May 28, 1997, State Street distributed a two-for-one stock split in the form of a 100% stock dividend to shareholders.


Directors who are also employees of the Corporation or the Bank receive no compensation for serving as directors or as members of committees. Directors who are not employees of the Corporation or the Bank received an annual retainer of $35,000, payable at their election in shares of Common Stock of the Corporation or in cash, and an award of 251 shares of deferred stock payable when the director leaves the Board or retires, for the period April 1998 through March 1999. In 1998, all outside directors elected to receive their annual retainer in shares of Common Stock. On July 1, 1998, two of the Directors, who joined the Board in September 1997, each received a prorated award of 137 deferred shares for the 1997-1998 period. An aggregate of 7,648 shares were issued as retainers, and rights to receive an aggregate of 4,290 deferred shares were awarded, in 1998. Exemption from registration of the shares is claimed by the Corporation under Section 4(2) of the Securities Act of 1933.


Under a plan effective January 1, 1995, non-employee directors with at least five years of service were eligible for an annual retirement benefit equal to their annual retainer at retirement, payable for a period equal to the length of service of the director on the Board, up to a maximum of ten years. On March 19, 1998, the Directors' Retirement Plan was terminated, and Directors with five or more years of service with the Corporation were allowed to maintain their accrued benefits pursuant to the Plan or to transfer the value of the accrued benefits into a deferred stock account. Directors with less than five years of service had their benefits automatically transferred into a deferred stock account. One of the Directors elected to maintain his accrued benefits pursuant to the Plan. Rights to receive an aggregate of 23,527 deferred shares were awarded for this transfer. Future accruals under the Directors' Retirement Plan have been replaced with annual deferred stock awards equal, in each case, to the number of shares of the Common Stock of the Corporation determined by dividing $7,000 by the current share price. Rights to receive an aggregate of 1,612 deferred shares were awarded for the period April 1998 through March 1999. Exemption from registration of the shares is claimed by the Corporation under
Section 4(2) of the Securities Act of 1933.


Item 6. Selected Financial Data


The information required by this item is set forth on page 13 of State Street's 1998 Annual Report to Stockholders and is incorporated by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation


The information required by this item appears in State Street's 1998 Annual Report to Stockholders on pages 5 through 11 and pages 14 through 29 and is incorporated by reference.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk


The information required by this item appears in State Street's 1998 Annual Report to Stockholders on pages 27 through 29 and is incorporated by reference.



Item 8. Financial Statements and Supplementary Data


The Consolidated Financial Statements, Report of Independent Auditors and Supplemental Financial Data appear on pages 30 through 51 of State Street's 1998 Annual Report to Stockholders and are incorporated by reference. In addition, discussion of restrictions on transfer of funds from State Street Bank to State Street is included in Part I, Item 1, "Dividends".


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure


None

                                   PART III

Item 10. Directors and Executive Officers of the Registrant


Information concerning State Street's directors appears on pages 1 through 7 of State Street's Proxy Statement for the 1999 Annual Meeting of Stockholders under the caption "Election of Directors". Such information is incorporated by reference.


Information concerning State Street's executive officers appears under the caption "Executive Officers of the Registrant" in Item 4.A of this Report.


Information concerning compliance with Section 16(a) of the Securities Exchange Act appears on page 9 of State Street's Proxy Statement for the 1999 Annual Meeting of Stockholders under the caption "Compliance with Section 16(a) of the Securities Exchange Act". Such information is incorporated by reference.


Item 11. Executive Compensation


Information in response to this item appears on pages 15 to 17 in State Street's Proxy Statement for the 1999 Annual Meeting of Stockholders under the caption "Executive Compensation", on page 7 in State Street's Proxy Statement for the 1999 Annual Meeting of Stockholders under the caption "Compensation of Directors", on pages 19 to 21 in State Street's Proxy Statement for the 1999 Annual Meeting of Stockholders under the caption "Retirement Benefits", on page 9 in State Street's Proxy Statement for the 1999 Annual Meeting of Stockholders under the caption "Compensation Committee Interlocks and Insider Participation", on pages 10 to 14 in State Street's Proxy Statement for the 1999 Annual Meeting of Stockholders under the caption "Report of the Executive Compensation Committee", and on page 18 in State Street's Proxy Statement for the 1999 Annual Meeting of Stockholders under the caption "Stockholder Return Performance Presentation". Such information is incorporated by reference.


Item 12: Security Ownership of Certain Beneficial Owners and Management


Information concerning security ownership of certain beneficial owners and management appears on page 8 in State Street's Proxy Statement for the 1999 Annual Meeting of Stockholders under the caption "Beneficial Ownership of Shares." Such information is incorporated by reference.


Item 13. Certain Relationships and Related Transactions


Information concerning certain relationships and related transactions appears on page 9 in State Street's Proxy Statement for the 1999 Annual Meeting of Stockholders under the caption "Certain Transactions". Such information is incorporated by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K


(a)(1) Financial Statements
       The following consolidated financial statements of State Street included in its Annual Report to Stockholders for the year ended December 31, 1998 are incorporated by reference in Item 8 hereof:


       Consolidated Statement of Income - Years ended December 31, 1998, 1997 and 1996
       Consolidated Statement of Condition - December 31, 1998 and 1997 Consolidated Statement of Cash Flows - Years ended December 31, 1998, 1997 and 1996
       Consolidated Statement of Changes in Stockholders' Equity - Years ended December 31, 1998, 1997 and 1996
       Notes to Financial Statements
       Report of Independent Auditors


 (2)   Financial Statement Schedules
       Certain schedules to the consolidated financial statements have been omitted if they were not required by Article 9 of Regulation S-X or if, under the related instructions, they were inapplicable, or the information was contained elsewhere herein.


 (3) Exhibits


     A list of the exhibits filed or incorporated by reference is as follows:

    3.1 Restated Articles of Organization, as amended (filed with the Securities and Exchange Commission as Exhibit 3.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated by reference)
    3.2 By-laws, as amended (filed with the Securities and Exchange Commission as Exhibit 3.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated by reference)
    4.1 The description of Registrant Common Stock is included in Registrant's Registration Statement on Form 10, as filed with the Securities and Exchange Commission on September 3, 1970 and amended as filed with the Securities and Exchange Commission on May 12, 1971 and incorporated by reference
    4.2 Amended and Restated Rights Agreement dated as of June 18, 1998 between Registrant and BankBoston, N.A., Rights Agent (filed with the Securities and Exchange Commission as Exhibit 99.1 to Registrant's Current Report on Form 8-K dated June18, 1998 and incorporated by reference)
    4.3 Indenture dated as of May 1, 1983 between Registrant and Morgan Guaranty Trust Company of New York, Trustee, relating to Registrant's 7-3/4% Convertible Subordinated Debentures due 2008 (filed with the Securities and Exchange Commission as Exhibit 4 to Registrant's Registration Statement on Form S-3 (Commission File No.
           2-83251) and incorporated by reference)
    4.4 Indenture dated as of August 2, 1993 between Registrant and The First National Bank of Boston, as trustee relating to Registrant's long-term notes (filed with the Securities and Exchange Commission as Exhibit 4 to the Registrant's Current Report on Form 8-K dated October 8, 1993 and incorporated by reference)
    4.5 Instrument of Resignation, Appointment, and Acceptance, dated as of February 14, 1996 among Registrant, The First National Bank of Boston (resigning trustee) and Fleet National Bank of Massachusetts (successor trustee) (filed with the Securities and Exchange Commission as Exhibit 4.6 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated by reference)
    4.6 Instrument of Resignation, Appointment and Acceptance dated as of June 26, 1997 among Registrant, Fleet National Bank (resigning trustee) and First Trust National Association (successor trustee) (filed with the Securities and Exchange Commission as Exhibit 4.13 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated by reference)
    4.7 Junior Subordinated Indenture dated as of December 15, 1996 between Registrant and the First National Bank of Chicago (filed with the Securities and Exchange Commission as Exhibit 1 to Registrant's Current Report on Form 8-K dated December 20, 1996 and incorporated by reference)
    4.8 Amended and Restated Trust Agreement dated as of December 15, 1996 relating to State Street Institutional Capital A (filed with the Securities and Exchange Commission as Exhibit 2 to Registrant's Current Report on Form 8-K dated December 20, 1996 and incorporated by reference)
    4.9 Capital Securities Guarantee Agreement dated as of December 15,1996 between Registrant and the First National Bank of Chicago (filed with the Securities and Exchange Commission as Exhibit 3 to Registrant's Current Report on Form 8-K dated December 20, 1996 and incorporated by reference)

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
           (continued)

    4.10 Amended and Restated Trust Agreement, dated as of March 11,1997 relating to State Street Institutional Capital B (filed with the Securities and Exchange Commission as Exhibit 2 to the Registrant's Current Report on Form 8-K dated March 11, 1997 and incorporated by reference)
    4.11 Capital Securities Guarantee Agreement dated as of March 11,1997 between Registrant and the First National Bank of Chicago (filed with the Securities and Exchange Commission as Exhibit 3 to Registrant's Current Report on Form 8-K dated March 11,1997 and incorporated by reference)
    4.12 (Note: Registrant agrees to furnish to the Securities and Exchange Commission upon request a copy of any other instrument with respect to long-term debt of the Registrant and its subsidiaries. Such other instruments are not filed herewith since no such instrument relates to outstanding debt in an amount greater than 10% of the total assets of Registrant and its subsidiaries on a consolidated basis.)
    10.1 Registrant's 1984 Stock Option Plan, as amended (filed with the Securities and Exchange Commission as Exhibit 4(a) to Registrant's Registration Statement on Form S-8 (File No. 2-93157) and incorporated by reference)
    10.2 Registrant's 1985 Stock Option and Performance Share Plan, as amended (filed with the Securities and Exchange Commission as Exhibit 10.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1985 and incorporated by reference)
    10.3 Registrant's 1989 Stock Option Plan, as amended (filed with the Securities and Exchange Commission as Exhibit 10.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1989 and incorporated by reference)
    10.4 Registrant's 1990 Stock Option and Performance Share Plan, as amended (filed with the Securities and Exchange Commission as Exhibit 10.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated by reference)
    10.5 Registrant's Supplemental Executive Retirement Plan, together with individual benefit agreements (filed with the Securities and Exchange Commission as Exhibit 10.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated by reference)
    10.5A Amendment No. 1 dated as of October 19, 1995, to Registrant's Supplemental Executive Retirement Plan (filed with the Securities and Exchange Commission as Exhibit 10.6A to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated by reference)
    10.6 Individual Pension Agreement with Marshall N. Carter (filed with the Securities and Exchange Commission as Exhibit 10.10 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated by reference)
    10.6A Revised Termination Benefits Arrangement with Marshall N. Carter (filed with the Securities and Exchange Commission as Exhibit 10.10 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated by reference)
    10.7 Registrant's 1994 Stock Option and Performance Unit Plan (filed with the Securities and Exchange Commission as Exhibit 10.17 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated by reference)
    10.7A Amendment No. 1 dated as of October 19, 1995, to Registrant's 1994 Stock Option and Performance Unit Plan (filed with the Securities and Exchange Commission as Exhibit 10.13A to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated by reference)
    10.7B Amendment No. 2 dated as of June 20, 1996, to Registrant's 1994 Stock Option and Performance Unit Plan (filed with the Securities and Exchange Commission as Exhibit 10 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated by reference)
    10.8 Registrant's Amended and Restated Supplemental Defined Benefit Pension Plan for Senior Executive Officers (filed with the Securities and Exchange Commission as Exhibit 10 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated by reference)
    10.9 Registrant's Non-employee Director Retirement Plan (filed with the Securities and Exchange Commission as Exhibit 10.22 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated by reference)
    10.10 State Street Global Advisors Incentive Plan for 1996 (filed with the Securities and Exchange Commission as Exhibit 10.19 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated by reference)
    10.11 Forms of Employment Agreement with Officers (Levels 1, 2, and 3) approved by the Board of Directors on September, 1995 (filed with the Securities and Exchange Commission as Exhibit 10.20 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated by reference)
    10.12 State Street Global Advisors Equity Compensation Plan (filed with the Securities and Exchange Commission as Exhibit 10 to the Registrant's Form 10-Q for the quarter ended September 30, 1996 and incorporated by reference)

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
                                       (continued)

    10.13 Registrant's Senior Executive Annual Incentive Plan (filed with the Securities and Exchange Commission as Exhibit 10.17 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated by reference)
    10.14 Registrant's Executive Compensation Trust Agreement dated December 6, 1996 (Rabbi Trust) (filed with the Securities and Exchange Commission as Exhibit 10.18 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated by reference).
    10.15 Registrant's 1997 Equity Incentive Plan, as amended (filed with the Securities and Exchange Commission as Exhibit 10.22 to Registrant's Form 10-Q for the quarter ended June 30, 1997 and incorporated by reference)
    10.15A Amendment No. 2 to Registrant's 1997 Equity Incentive Plan (filed with the Securities and Exchange Commission as Exhibit 10.17 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated by reference)
    10.16 Description of 1998 deferred stock awards and issuances in lieu of retainer to non-employee directors
     12.1  Statement of ratio of earnings to Fixed charges
       13 Portions of State Street Corporation's Annual Report to Stockholders for the year ended December 31, 1998. With the exception of the information incorporated by reference in Items 1, 2, 5, 6, 7, 7A, 8 and 14 of this Form 10-K, the Annual Report to Stockholders is not deemed filed as part of this report
     21.1  Subsidiaries of State Street Corporation
     23.1  Consent of Independent Auditors
     27.1 Financial Data Schedule for the year ended December 31, 1998 (such schedule is not deemed filed as part of this report)


 (b) Reports on Form 8-K
     None

                                  SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, on March 18, 1999, thereunto duly authorized.


                                                 STATE STREET CORPORATION


                                                 By /s/ Rex S. Schuette
                                                   ----------------------------
                                                    REX S. SCHUETTE
                                                    Senior Vice President and
                                                    Chief Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 18, 1999 by the following persons on behalf of the registrant and in the capacities indicated.


   OFFICERS:


   /s/ Marshall N. Carter                               /s/ Ronald L. O'Kelley
   ------------------------                             ------------------------
   MARSHALL N. CARTER,                                  RONALD L. O'KELLEY,
   Chairman and Chief Executive                         Executive Vice
   Officer                                              President, Chief
                                                        Financial Officer and
                                                        Treasurer


                                                        /s/ Rex S. Schuette
                                                        ------------------------
                                                        REX S. SCHUETTE,
                                                        Senior Vice President
                                                        and Chief Accounting
                                                        Officer


   DIRECTORS:


   /s/ Tenley E. Albright, M.D.                         /s/ I. Macallister Booth
   ------------------------                             ------------------------
   TENLEY E. ALBRIGHT, M.D.                             I. MACALLISTER BOOTH




   ------------------------                             ------------------------
   JAMES I. CASH, JR.                                   TRUMAN S. CASNER



                                                        /s/ Arthur L. Goldstein
   ------------------------                             ------------------------
   NADER F. DAREHSHORI                                  ARTHUR L. GOLDSTEIN



   /s/ David P. Gruber
   ------------------------                             ------------------------
   DAVID P. GRUBER                                      CHARLES F. KAYE



   /s/ John M. Kucharski                                /s/ Charles R. Lamantia
   ------------------------                             ------------------------
   JOHN M. KUCHARSKI                                    CHARLES R. LAMANTIA



   /s/ David B. Perini                                  /s/ Dennis J. Picard
   ------------------------                             ------------------------
   DAVID B. PERINI                                      DENNIS J. PICARD



   /s/ Alfred Poe                                       /s/ Bernard W. Reznicek
   ------------------------                             ------------------------
   ALFRED POE                                           BERNARD W. REZNICEK



   /s/ David A. Spina                                   /s/ Diana Chapman Walsh
   ------------------------                             ------------------------
   DAVID A. SPINA                                       DIANA CHAPMAN WALSH

   /s/ Robert E. Weissman
   ------------------------
   ROBERT E. WEISSMAN

                                 EXHIBIT INDEX
                                (filed herewith)


    10.16 Description of 1998 deferred stock awards and issuances in lieu of retainer to non-employee directors
    12.1  Statement of ratio of earnings to fixed charges
    13.1  Five Year Selected Financial Data
    13.2 Management's Discussion and Analysis of Financial Condition and Results of Operations for the Three Years Ended December 31, 1998 (not covered by the Report of Independent Public Accountants)
    13.3  Letter to Stockholders
    13.4  State Street Corporation Consolidated Financial Statements and
          Schedules
    21.1  Subsidiaries of State Street Corporation
    23.1  Consent of Independent Auditors
    27.1 Financial Data Schedule for the year ended December 31, 1998 (such schedule is not to be deemed filed as part of this report.)