Form 10-Q
period 1999-03-31
STATE STREET CORP
filed 1999-05-05
CIK 93751

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        ------------------------------

                                   Form 10-Q


     [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1999


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

The number of shares of the Registrant's Common Stock outstanding on April 30, 1999 was 161,077,395.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            STATE STREET CORPORATION

                               Table of Contents

                                                                          Page
                                                                          ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statement of Income.........................................   1
Consolidated Statement of Condition......................................   2
Consolidated Statement of Cash Flows.....................................   3
Consolidated Statement of Changes in Stockholders' Equity................   4
Notes to Consolidated Financial Statements...............................   5
Independent Accountants' Review Report...................................  12

Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations...................................................  13

Item 3. Quantitative and Qualitative Disclosure About Market Risk........  24

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security-Holders..............  24

Item 6. Exhibits and Reports on Form 8-K.................................  24

Signatures...............................................................  25

Exhibits

PART I. ITEM 1.
FINANCIAL STATEMENTS

Consolidated Statement of Income - State Street Corporation (Unaudited)

--------------------------------------------------------------------------------

(Dollars in millions, except per share data) Three months ended
March 31,                                                          1999     1998
----------------------------------------------------------------------------------
Fee Revenue
Fiduciary compensation.......................................... $    408 $    347
Foreign exchange trading........................................       94       75
Servicing and processing........................................       45       39
Other...........................................................        5        2
                                                                 -------- --------
    Total fee revenue...........................................      552      463
Net Interest Revenue
Interest revenue................................................      564      497
Interest expense................................................      370      321
                                                                 -------- --------
    Net interest revenue........................................      194      176
Provision for loan losses.......................................        4        5
                                                                 -------- --------
    Net interest revenue after provision for loan losses........      190      171
                                                                 -------- --------
    Total Revenue...............................................      742      634
Operating Expenses
Salaries and employee benefits..................................      309      266
Information systems and communications..........................       72       53
Transaction processing services.................................       52       50
Occupancy.......................................................       46       37
Other...........................................................       78       68
                                                                 -------- --------
    Total operating expenses....................................      557      474
                                                                 -------- --------
    Income before income taxes..................................      185      160
Income taxes....................................................       64       54
                                                                 -------- --------
    Net Income.................................................. $    121 $    106
                                                                 ======== ========
Earnings Per Share
  Basic......................................................... $    .75 $    .66
  Diluted.......................................................      .74      .64
Average Shares Outstanding (in thousands)
  Basic.........................................................  160,912  160,870
  Diluted.......................................................  163,944  164,099
Cash Dividends Declared Per Share............................... $    .14 $    .12

--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

PART I. ITEM 1.
FINANCIAL STATEMENTS (continued)

Consolidated Statement of Condition - State Street Corporation

-------------------------------------------------------------------------------
                                                        March 31,  December 31,
(Dollars in millions)                                     1999         1998
-------------------------------------------------------------------------------
                                                       (Unaudited)
Assets
Cash and due from banks..............................   $  1,378     $  1,365
Interest-bearing deposits with banks.................     13,239       12,085
Securities purchased under resale agreements and
 securities borrowed.................................     13,894       13,979
Federal funds sold...................................        175
Trading account assets...............................        532          335
Investment securities (principally available-for-
 sale)...............................................     10,997        9,737
Loans (less allowance of $85 and $84)................      6,244        6,225
Premises and equipment...............................        716          700
Accrued income receivable............................        621          610
Other assets.........................................      1,954        2,046
                                                        --------     --------
    Total Assets.....................................   $ 49,750     $ 47,082
                                                        ========     ========

Liabilities
Deposits:
Noninterest-bearing..................................   $  6,965     $  8,386
Interest-bearing:
  Domestic...........................................      3,169        2,520
  Non-U.S............................................     17,931       16,633
                                                        --------     --------
    Total deposits...................................     28,065       27,539

Securities sold under repurchase agreements..........     14,720       12,563
Federal funds purchased..............................        898          914
Other short-term borrowings..........................        485          431
Accrued taxes and other expenses.....................        868          943
Other liabilities....................................      1,397        1,459
Long-term debt.......................................        922          922
                                                        --------     --------
    Total Liabilities................................     47,355       44,771

Stockholders' Equity
Preferred stock, no par: authorized 3,500,000; issued
 none................................................
Common stock, $1 par: authorized 250,000,000; issued
 167,225,000 and 167,225,000.........................        167          167
Surplus..............................................         56           63
Retained earnings....................................      2,370        2,272
Net unrealized gains.................................          6           22
Treasury stock, at cost (6,171,000 and 6,560,000
 shares).............................................       (204)        (213)
                                                        --------     --------
    Total Stockholders' Equity.......................      2,395        2,311
                                                        --------     --------
    Total Liabilities and Stockholders' Equity.......   $ 49,750     $ 47,082
                                                        ========     ========

--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

PART I. ITEM 1.
FINANCIAL STATEMENTS (continued)

Consolidated Statement of Cash Flows - State Street Corporation (Unaudited)

---------------------------------------------------------------------------------
(Dollars in millions) Three months ended March 31,               1999     1998
---------------------------------------------------------------------------------
Operating Activities
Net Income..................................................... $   121  $   106
Non-cash charges for depreciation, amortization, provision for
 loan losses and deferred income taxes.........................      92       90
                                                                -------  -------
  Net income adjusted for non-cash charges.....................     213      196
Adjustments to reconcile to net cash (used) provided by
 operating activities:
  Net change in:
    Trading account assets.....................................    (197)      76
    Other, net.................................................    (104)     373
                                                                -------  -------
      Net Cash (Used) Provided by Operating Activities.........     (88)     645
                                                                -------  -------
Investing Activities
Payments for purchases of:
  Available-for-sale securities................................  (3,139)  (1,467)
  Held-to-maturity securities..................................    (342)    (653)
  Lease financing assets.......................................     (20)    (136)
  Premises and equipment.......................................     (55)     (77)
Proceeds from:
  Maturities of available-for-sale securities..................   1,843    1,644
  Maturities of held-to-maturity securities....................     325      650
  Sales of available-for-sale securities.......................      47       25
  Principal collected from lease financing.....................      54       70
Net (payments for) proceeds from:
  Interest-bearing deposits with banks.........................  (1,154)     163
  Federal funds sold, resale agreements and securities
   borrowed....................................................     (90)  (2,926)
  Loans........................................................    (125)     (40)
                                                                -------  -------
      Net Cash Used by Investing Activities....................  (2,656)  (2,747)
                                                                -------  -------
Financing Activities
Proceeds from issuance of:
  Non-recourse debt for lease financing........................      71       71
  Treasury stock...............................................      10        7
Payments for:
  Non-recourse debt for lease financing........................      (1)     (82)
  Maturity of notes payable....................................              (44)
  Cash dividends...............................................     (23)     (21)
  Purchase of common stock.....................................     (21)     (16)
Net proceeds from (payments for):
  Deposits.....................................................     526   (1,284)
  Short-term borrowings........................................   2,195    2,314
                                                                -------  -------
      Net Cash Provided by Financing Activities................   2,757      945
                                                                -------  -------
      Net Increase (Decrease)..................................      13   (1,157)
Cash and due from banks at beginning of period.................   1,365    2,411
                                                                -------  -------
      Cash and Due From Banks at End of Period................. $ 1,378  $ 1,254
                                                                =======  =======
Supplemental Disclosure
  Interest paid................................................ $   373  $   306
  Income taxes paid............................................      17       17

--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

PART I. ITEM 1.
FINANCIAL STATEMENTS (continued)

Consolidated Statement of Changes in Stockholders' Equity - State Street Corporation (Unaudited)

------------------------------------------------------------------------------
(Dollars in millions, except share data) Three
months ended March 31,                             1999           1998
------------------------------------------------------------------------------
Common Stock
Balance at end of period (no change during
 period)......................................... $   167        $   167
Surplus
Balance at beginning of period...................      63            102
Treasury stock issued............................     (19)
Stock options exercised..........................      12            (27)
                                                  -------        -------
  Balance at end of period.......................      56             75
                                                  -------        -------
Retained Earnings
Balance at beginning of period...................   2,272          1,920
Net Income.......................................     121  $121      106  $106
Cash dividends declared ($.14 and $.12 per
 share)..........................................     (23)           (21)
                                                  -------        -------
  Balance at end of period.......................   2,370          2,005
                                                  -------        -------
Net Unrealized Gains (Losses)--Other
 Comprehensive Income
Balance at beginning of period...................      22             11
Foreign currency translation.....................      (9)   (9)
Net unrealized gain (loss) on available-for-sale
 securities......................................      (7)   (7)       2     2
                                                  -------  ----  -------  ----
                                                            (16)             2
                                                           ----           ----
  Balance at end of period.......................       6             13
                                                  -------        -------  ----
Comprehensive Income.............................          $105           $108
                                                           ====           ====
Treasury Stock, at Cost
Balance at beginning of period...................    (213)          (205)
Common stock acquired (289,000 and 280,000
 shares).........................................     (21)           (16)
Treasury stock issued (678,000 and 852,000
 shares).........................................      30             38
                                                  -------        -------
  Balance at end of period.......................    (204)          (183)
                                                  -------        -------
  Total Stockholders' Equity..................... $ 2,395        $ 2,077
                                                  =======        =======

--------------------------------------------------------------------------------

  The accompanying notes are an integral part of these financial statements.

PART I. ITEM 1.
FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements - State Street Corporation
(Unaudited)


Note A--Basis of Presentation

  State Street Corporation ("State Street" or the "Corporation") is a financial services corporation that provides banking, trust, investment management, global custody, administration and securities processing services to both U.S. and non-U.S. customers. State Street reports three lines of business. Services for Institutional Investors include accounting, custody, daily pricing, administration, foreign exchange, cash management and information services to support institutional investors. Investment Management provides an extensive array of services for managing financial assets worldwide for both institutional and individual investors as well as recordkeeping, administration and investment services for defined contribution plans and other employee benefit programs. Commercial Lending includes lending activities, and other banking services for regional middle-market companies, companies in selected industries and institutional investor customers.

  The consolidated financial statements include the accounts of State Street and its subsidiaries, including its principal subsidiary, State Street Bank and Trust Company ("State Street Bank"). The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. All significant intercompany balances and transactions have been eliminated upon consolidation. The results of operations of businesses purchased are included from the date of acquisition. Investments in 50%-owned affiliates are accounted for using the equity method. Certain previously reported amounts have been reclassified to conform to the current method of presentation.

  For the Consolidated Statement of Cash Flows, State Street has defined cash equivalents as those amounts included in the Consolidated Statement of Condition caption, "Cash and due from banks".

  Effective for the year ended December 31, 1998 and all ensuing periods, State Street adopted the new disclosures required by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The requirements of this statement are presented in Note G to the Consolidated Financial Statements.

  Effective January 1, 1999, State Street adopted AICPA Statement of Position
(SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 requires the capitalization of certain compensation costs relating to internal-use, software development projects. State Street's policy is to capitalize costs relating to systems development projects that provide significant functionality enhancement. State Street considers projects for capitalization that are expected to yield long-term operational benefits, such as replacement systems or new applications which result in operational efficiencies and/or incremental revenue streams. Software development projects that modify existing applications to achieve regulatory compliance or extend the lives of existing software are deemed maintenance and are expensed as incurred. In addition, software customization costs relating to specific customer enhancements are expensed as incurred. During the first quarter of 1999, State Street capitalized approximately $3.5 million of salary and related benefit costs as a result of adopting SOP 98-1.

  SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998. This statement requires companies to record the fair value of derivatives on the balance sheet as assets or liabilities. Fair market valuation adjustments for derivatives meeting hedge criteria will be recorded in either other comprehensive income or through earnings in the Consolidated Statement of Income, depending on their classification. Derivatives used for trading purposes will continue to be marked to market through earnings. State Street will adopt this statement beginning January 1, 2000. Management does not expect the adoption of this statement to have a material impact on the financial statements.

PART I. ITEM 1.
FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements - State Street Corporation
(Unaudited)

Note A--Basis of Presentation (continued)

  In the opinion of management, all adjustments consisting of normal recurring accruals, which are necessary for a fair presentation of the financial position of State Street and subsidiaries at March 31, 1999 and December 31, 1998, and its cash flows and consolidated results of its operations for the three months ended March 31, 1999 and 1998, have been made. These statements should be read in conjunction with the financial statements and other information included in State Street's latest annual report on Form 10-K.

Note B--Investment Securities

  Available-for-sale securities are recorded at fair value and held-to-maturity securities are recorded at amortized cost on the Consolidated Statement of Condition. Investment securities consisted of the following as of the dates indicated:

-----------------------------------------------------------------------------------
                                 March 31, 1999             December 31, 1998
                          ---------------------------- ----------------------------
                                   Unrealized                   Unrealized
                                  ------------  Fair           ------------  Fair
(Dollars in millions)      Cost   Gains Losses  Value   Cost   Gains Losses  Value
-----------------------------------------------------------------------------------
Available for sale:
 U.S. Treasury and
  federal agencies......  $ 4,906 $  9   $  9  $ 4,906 $ 3,690 $  7   $ 2   $ 3,695
 State and political
  subdivisions..........    1,597   13      3    1,607   1,598   17     3     1,612
 Asset-backed
  securities............    1,833    3      2    1,834   1,717    3     1     1,719
 Collateralized mortgage
  obligations...........      673    1      1      673     727    1     2       726
 Other investments......      768   15             783     791   17             808
                          ------- ----   ----  ------- ------- ----   ---   -------
 Total..................  $ 9,777 $ 41   $ 15  $ 9,803 $ 8,523 $ 45   $ 8   $ 8,560
                          ======= ====   ====  ======= ======= ====   ===   =======
Held to maturity:
 U.S. Treasury and
  federal agencies......  $ 1,194 $  1   $  2  $ 1,193 $ 1,177 $  3   $ 1   $ 1,179
                          ======= ====   ====  ======= ======= ====   ===   =======

-------------------------------------------------------------------------------

  During the three months ended March 31, 1999 and 1998, there were gross gains and gross losses of less than $1 million realized on the sales of $47 million and $25 million of available-for-sale securities, respectively.

Note C--Allowance for Loan Losses

  The adequacy of the allowance for loan losses is evaluated on a regular basis by management. Factors considered in evaluating the adequacy of the allowance include previous loss experience, current economic conditions and adverse situations that may affect the borrowers' ability to repay, timing of future payments, estimated value of underlying collateral, and the performance of individual credits in relation to contract terms, and other relevant factors. The provision for loan losses charged to earnings is based upon management's judgment of the amount necessary to maintain the allowance at a level adequate to absorb probable losses.

  Changes in the allowance for loan losses for the three months ended March 31 were as follows:

--------------------------------------------------------------------------------
(Dollars in millions)                                                 1999  1998
--------------------------------------------------------------------------------
Balance at beginning of period....................................... $ 84  $ 83
Provision for loan losses............................................    4     5
Loan charge-offs.....................................................   (3)
Recoveries...........................................................          1
                                                                      ----  ----
  Balance at end of period........................................... $ 85  $ 89
                                                                      ====  ====

-------------------------------------------------------------------------------

PART I. ITEM 1.
FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements - State Street Corporation
(Unaudited)


Note D--Regulatory Matters

  The regulatory capital amounts and ratios were the following at March 31, 1999 and December 31, 1998:

-----------------------------------------------------------------------------------------------------
                                Regulatory Guidelines(1)         State Street     State Street Bank
                            ------------------------------    ------------------  ------------------
                                                 Well
(Dollars in millions)        Minimum         Capitalized        1999      1998      1999      1998
-----------------------------------------------------------------------------------------------------
Risk-based ratios:
  Tier 1 capital...........        4%                6%         14.4%     14.1%     13.1%     12.9%
  Total capital............        8                10          14.6      14.4      13.6      13.3
Leverage ratio.............        3                 5           5.5       5.4       5.4       5.3

  Tier 1 capital...........                                 $  2,823  $  2,725  $  2,556  $  2,453
  Total capital............                                    2,868     2,773     2,641     2,537

Adjusted risk-weighted
 assets and market-risk
 equivalents:
  On-balance sheet.........                                 $ 14,705  $ 14,599  $ 14,496  $ 14,374
  Off-balance sheet........                                    4,597     4,435     4,597     4,435
  Market-risk equivalents..                                      362       232       362       232
                                                            --------  --------  --------  --------
    Total adjusted risk-
     weighted assets and
     market-risk
     equivalents...........                                 $ 19,664  $ 19,266  $ 19,455  $ 19,041
                                                            ========  ========  ========  ========

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

PART I. ITEM 1.
FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements - State Street Corporation
(Unaudited)


Note E--Net Interest Revenue

  Net interest revenue consisted of the following for the three months ended March 31:

--------------------------------------------------------------------------------
(Dollars in millions)                                                1999  1998
--------------------------------------------------------------------------------
Interest Revenue
  Deposits with banks............................................... $ 116 $ 122
  Investment securities:
    U.S Treasury and federal agencies...............................    72    85
    State and political subdivisions (exempt from federal tax)......    17    19
    Other investments...............................................    46    43
  Loans.............................................................   108    92
  Securities purchased under resale agreements, securities borrowed
    and federal funds sold..........................................   202   134
  Trading account assets............................................     3     2
                                                                     ----- -----
      Total interest revenue........................................   564   497
                                                                     ----- -----
Interest Expense
  Deposits..........................................................   157   154
  Other borrowings..................................................   196   152
  Long-term debt....................................................    17    15
                                                                     ----- -----
      Total interest expense........................................   370   321
                                                                     ----- -----
      Net interest revenue.......................................... $ 194 $ 176
                                                                     ===== =====

-------------------------------------------------------------------------------

Note F--Operating Expenses--Other

  The other category of operating expenses consisted of the following for the three months ended March 31:

-------------------------------------------------------------------------------
(Dollars in millions)                                                 1999 1998
-------------------------------------------------------------------------------
Professional services................................................ $ 27 $ 22
Advertising and sales promotion......................................   15   13
Other................................................................   36   33
                                                                      ---- ----
  Total operating expenses--other.................................... $ 78 $ 68
                                                                      ==== ====

-------------------------------------------------------------------------------

Note G--Lines of Business

  Further financial information by lines of business is contained within the Lines of Business section of Management's Discussion and Analysis of Financial Condition and Results of Operation on pages 19-20.

  The following is a summary of the lines of business operating results for the three months ended March 31:

--------------------------------------------------------------------------------
                                           Services for
                                           Institutional Investment  Commercial
                                             Investors   Management    Lending
(Dollars in millions; taxable equivalent)   1999   1998  1999  1998  1999  1998
--------------------------------------------------------------------------------
Total revenue............................  $  533 $  469 $ 155 $ 118 $  63 $  57
Income before income taxes...............     135    118    23    19    36    33
Average assets (billions)................    45.4   35.0   1.1    .7   4.9   4.2

-------------------------------------------------------------------------------

PART I. ITEM 1.
FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements - State Street Corporation
(Unaudited)


Note H--Income Taxes

  The provision for income taxes included in the Consolidated Statement of Income consisted of the following for the three months ended March 31:

------------------------------------------------------------------------------
(Dollars in millions)                                        1999      1998
------------------------------------------------------------------------------
Current...................................................     $ 13      $ 16
Deferred..................................................       51        38
                                                           --------  --------
  Total provision.........................................     $ 64      $ 54
                                                           ========  ========

Effective tax rate........................................     34.4%     33.8%
                                                           ========  ========

------------------------------------------------------------------------------

  A benefit of $5 million and an expense of $1 million related to fair value adjustments for the investment portfolio were included in other comprehensive income for the three months ended March 31, 1999 and 1998, respectively. A benefit of $6 million relating to foreign currency translation was included in other comprehensive income for the three months ended March 31, 1999. There was no tax related to foreign currency translation included in other comprehensive income for the three months ended March 31, 1998.

Note I--Earnings Per Share

  The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31:

------------------------------------------------------------------------------
(Dollars in millions, except per share data; shares in
thousands)                                                   1999      1998
------------------------------------------------------------------------------
Net Income................................................ $    121  $    106
                                                           ========  ========
Earnings per share:
  Basic................................................... $    .75  $    .66
  Diluted.................................................      .74       .64

Basic Average Shares......................................  160,912   160,870
  Stock options and stock awards..........................    2,241     2,291
  7.75% convertible subordinated debentures...............      791       938
                                                           --------  --------
Dilutive average shares...................................  163,944   164,099
                                                           ========  ========

-------------------------------------------------------------------------------

Note J--Commitments and Contingent Liabilities

  State Street provides banking, trust, investment management, global custody, administration and securities processing services to both domestic and non-U.S. customers. Assets under custody and assets under management are held by State Street in a fiduciary or custodial capacity and are not included in the Consolidated Statement of Condition because such items are not assets of State Street. Management conducts regular reviews of its responsibilities for these services and considers the results in preparing its financial statements. In the opinion of management, there are no contingent liabilities at March 31, 1999, which would have a material adverse effect on State Street's financial position or results of operations.

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

PART I. ITEM 1.
FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements - State Street Corporation
(Unaudited)

Note K--Off-Balance Sheet Financial Instruments, Including Derivatives

  State Street uses various off-balance sheet financial instruments, including derivatives, to satisfy the financing and risk management needs of customers, to manage interest rate and currency risk, and to conduct trading activities. An off-balance sheet derivative instrument is a contract or agreement whose value is derived from interest rates, currency exchange rates or other financial indices. Derivative instruments include forwards, swaps, options and other instruments with similar characteristics. The use of these instruments generates fee, interest or trading revenue. Associated with these instruments are market and credit risks that could expose State Street to potential losses.

  The following table summarizes the contractual or notional amounts of derivative financial instruments held or issued by State Street for trading and balance sheet management:

--------------------------------------------------------------------------------
                                                          March 31, December 31,
(Dollars in millions)                                       1999        1998
--------------------------------------------------------------------------------
Trading:
  Interest rate contracts:
    Swap agreements...................................... $  1,202    $  1,234
    Options and caps purchased...........................       21          21
    Options and caps written.............................      156         158
    Futures--short position..............................    1,100       1,130
  Foreign exchange contracts:
    Forward, swap and spot...............................  124,413     136,781
    Options purchased....................................      131         572
    Options written......................................      141         571
Balance Sheet Management:
  Interest rate contracts:
    Swap agreements......................................      370         427
    Options and caps purchased...........................       30          30

-------------------------------------------------------------------------------

  The following table represents the fair value as of March 31, 1999 and December 31, 1998 and average fair value for the three and twelve months then ended, respectively, for State Street's financial instruments held or issued for trading purposes:

--------------------------------------------------------------------------------
                                               March 31, 1999 December 31, 1998
                                               -------------- ------------------
                                                      Average           Average
                                                Fair   Fair     Fair     Fair
(Dollars in millions)                          Value   Value   Value     Value
--------------------------------------------------------------------------------
Foreign exchange contracts:
  Contracts in a receivable position.......... $1,021 $1,341  $  1,240 $  1,284
  Contracts in a payable position.............  1,120  1,384     1,241    1,289
Other financial instrument contracts:
  Contracts in a receivable position..........      8      6         3        4
  Contracts in a payable position.............      1      3         8        4
--------------------------------------------------------------------------------

  The preceding amounts have been reduced by offsetting balances with the same counterparty where a master netting agreement exists. Contracts in a receivable position are reported in other assets in the Consolidated Statement of Condition and contracts in a payable position are reported in other liabilities.

PART I. ITEM 1.
FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements - State Street Corporation
(Unaudited)


  Credit-related financial instruments include indemnified securities on loan, commitments to extend credit, standby letters of credit and letters of credit. The maximum credit risk associated with credit-related financial instruments is measured by the contractual amounts of these instruments. The following is a summary of the contractual amount of State Street's credit-related, off-balance sheet financial instruments:

--------------------------------------------------------------------------------
                                                          March 31, December 31,
(Dollars in millions)                                       1999        1998
--------------------------------------------------------------------------------
Indemnified securities on loan........................... $ 83,763    $ 66,236
Loan commitments.........................................   10,762      10,539
Standby letters of credit................................    2,298       2,129
Letters of credit........................................      220         220
--------------------------------------------------------------------------------

  On behalf of its customers, State Street lends their securities to creditworthy brokers and other institutions. In certain circumstances, State Street may indemnify its customers for the fair market value of those securities against a failure of the borrower to return such securities. State Street requires the borrowers to provide collateral in an amount equal to or in excess of 102% of the fair market value of the securities borrowed. The borrowed securities are revalued daily to determine if additional collateral is necessary. State Street held, as collateral, cash and U.S. government securities totaling $87 billion and $68 billion for indemnified securities on loan at March 31, 1999 and December 31, 1998, respectively.

  Loan commitments (unfunded loans, asset purchase agreements and unused lines of credit), standby letters of credit and letters of credit are subject to the same credit policies and reviews as loans. The amount and nature of collateral is obtained based upon management's assessment of the credit risk. Approximately 74% of the loan commitments expire one year from the date of issue. Since many of the commitments are expected to expire without being drawn, the total commitment amounts do not necessarily represent future cash requirements.

                    Independent Accountants' Review Report

The Stockholders and Board of Directors
State Street Corporation

  We have reviewed the accompanying consolidated statement of condition of State Street Corporation (State Street) as of March 31, 1999, and the related consolidated statements of income for the three months ended March 31, 1999 and 1998, and the statements of cash flows and changes in stockholders' equity for the three months ended March 31, 1999 and 1998. These financial statements are the responsibility of State Street's management.

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

  We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of condition of State Street Corporation as of December 31, 1998 (presented herein), and the related consolidated statements of income, cash flows and changes in stockholders' equity for the year then ended (not presented herein), and in our report dated January 18, 1999, we expressed an unqualified opinion on those consolidated financial statements.

                                          Ernst & Young LLP

Boston, Massachusetts
April 14, 1999

PART I. ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary

  Earnings per share for the first quarter were $.74 on a diluted basis, an increase of 16% from $.64 in the first quarter of 1998. Revenue grew 17% from $644 million to $751 million. Net income was $121 million, up 15% from $106 million a year ago. Return on stockholders' equity was 20.8%.

Condensed Income Statement--Taxable Equivalent Basis

-------------------------------------------------------------------------------------
                                                       Three Months Ended March 31,
                                                      ------------------------------
(Dollars in millions, except per share data)           1999    1998    Change    %
-------------------------------------------------------------------------------------
Fee revenue:
  Fiduciary compensation:
    Services for Institutional Investors............. $   275 $   241  $   34     14
    Investment Management............................     133     106      27     27
                                                      ------- -------  ------
      Total fiduciary compensation...................     408     347      61     18
  Foreign exchange trading...........................      94      75      19     25
  Servicing and processing...........................      45      39       6     16
  Other..............................................       5       2       3     63
                                                      ------- -------  ------
      Total fee revenue..............................     552     463      89     19
Net interest revenue.................................     203     186      17     10
Provision for loan losses............................       4       5      (1)   (20)
                                                      ------- -------  ------
      Total revenue..................................     751     644     107     17
Operating expenses...................................     557     474      83     18
                                                      ------- -------  ------
      Income before income taxes.....................     194     170      24     14
Income taxes.........................................      64      54      10     18
Taxable equivalent adjustment........................       9      10      (1)    (6)
                                                      ------- -------  ------
      Net income..................................... $   121 $   106  $   15     15
                                                      ======= =======  ======
Earnings Per Share
  Basic.............................................. $   .75 $   .66  $  .09     14
  Diluted............................................     .74     .64     .10     16

-------------------------------------------------------------------------------

(Percentage change based on dollars in thousands, except per share data)

Total Revenue

  Total revenue for the quarter was $751 million, up $107 million or 17% from a year ago. The increase was due to growth in both fee revenue and net interest revenue.

Fee Revenue

  First quarter 1999 fee revenue accounted for 73% of total revenue and was $552 million, up $89 million, or 19%, over 1998. Fee revenue growth came from fiduciary compensation, foreign exchange trading revenue and servicing and processing fees.

  Fiduciary compensation is the largest component of fee revenue and is derived from accounting, custody, daily pricing, information services, securities lending, trusteeship services and investment management. Fiduciary compensation was $408 million, up 18% from a year ago. The increase was driven by new business and acquisitions and an increase in global securities lending.

PART I. ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

  First quarter fiduciary compensation for Services for Institutional Investors was $275 million, up 14% from the first quarter of 1998 reflecting continued business growth. Revenue growth from servicing U.S. mutual funds primarily resulted from growth in mutual fund assets under custody that reflected additional contributions from existing customers and market appreciation. Total mutual fund assets under custody increased 18%. Services for offshore funds, another contributing factor, reflected a 42% increase in offshore fund assets under custody. Revenue from servicing U.S. pension plans increased, reflecting growth in services for corporate pension plans and securities lending. Revenues from serving institutional investors outside the United States increased primarily due to new business from existing and new customers. In the first quarter of 1999, total assets under custody reached $5.0 trillion, up 14%, from a year earlier.

  Fiduciary compensation for the Investment Management line of business was $133 million, up 27% from 1998. The increase in investment management revenue reflected the acquisition of the remaining 50% partnership interest in Wellspring Resources LLC in the second quarter of 1998 and growth across all services. Assets under management increased $67 billion to $525 billion, up 15% from a year earlier.

  Foreign exchange trading revenue rose 25% to $94 million from the previous year. This strong revenue growth was a result of strong trading volumes and volatile currency markets. Several individual currencies were especially active in the early part of the first quarter.

  Servicing and processing revenue for the first quarter of $45 million was up 16% from 1998. Fees from brokerage services and securities trading drove revenue growth. This growth was partially offset by the sale of a non-strategic business unit in December of 1998.

  Other fee revenue includes gains and losses on sales of investment securities, leased equipment, and other assets; gains and losses on currency translation; trading account profits and losses; profit or loss from joint ventures; and amortization of investments in tax-advantaged financings. In the first quarter, other fee revenue was $5 million.

Net Interest Revenue

  Taxable-equivalent net interest revenue for the first quarter was $203 million, up $17 million, or 10%, from a year ago. This growth was driven by growth in State Street's balance sheet, partially offset by the effects of lower interest rates. Sustained lower interest rates have a constraining effect on State Street's net interest revenue growth rate. In serving institutional investors worldwide, State Street provides short-term funds management, deposit services and repurchase agreements for cash positions associated with customers' investment activities. The revenue associated with deposit services and repurchase agreements, as well as from lending and lease financing activities, is recorded as net interest revenue. These customers, in conjunction with their worldwide investment activities, made increased use of deposits and securities sold under repurchase agreements, which were invested primarily in low-risk assets. Average securities purchased under resale agreements increased to $16.4 billion, up $7.4 billion from a year ago. Average interest-earning assets increased $10.8 billion, or 30%, to $46.8 billion.

PART I. ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

  Net interest margin, which is defined as taxable-equivalent net interest revenue as a percent of average interest-earning assets, declined from 2.09% in 1998 to 1.76% in 1999, due to lower interest rates in the United States, the European community and elsewhere.

--------------------------------------------------------------------------------
                                                Three Months Ended March 31,
                                               --------------------------------
                                                    1999             1998
                                               ---------------  ---------------
                                                Average          Average
(Dollars in millions)                           Balance  Rate    Balance  Rate
--------------------------------------------------------------------------------
Interest-earning assets....................... $  46,801  4.97% $  35,980  5.72%
Interest-bearing liabilities..................    39,754  3.78     29,815  4.37
                                                         -----            -----
  Excess of rates earned over rates paid......            1.19%            1.35%
                                                         =====            =====
  Net Interest Margin.........................            1.76%            2.09%
                                                         =====            =====

-------------------------------------------------------------------------------

Operating Expenses

  Operating expenses for the quarter were $557 million, up 18% from $474 in the first quarter of 1998. The year-over-year increase is the result of investments for future growth, for product development and expansion into new non-U.S. markets, capacity expansion to support business volume, Year 2000 and the euro.

  Salaries and employee benefits were $309 million, up 16% from last year due to increased staffing in support of business growth, particularly strong mutual fund sales installed throughout 1998 and acquisitions during 1998. The fourth quarter of 1998 and the first quarter of 1999 reflected a slower hiring pace than the first three quarters of 1998. First quarter headcount is up 14% from a year ago and up less than 2% from year-end 1998. Effective January 1, 1999, State Street adopted AICPA Statement of Position (SOP) 98-1 which requires the capitalization of certain compensation costs relating to internal-use, software development projects. During the first quarter of 1999, State Street capitalized approximately $3.5 million in salary and related benefit costs as a result of adopting SOP 98-1. See Note A to the Consolidated Financial Statements for a more detailed discussion.

  Information Systems and Communications expense was $72 million, up 36%, reflecting capacity expansion, primarily information technology, including mainframes, storage hardware, servers and software, to increase State Street's ability to handle increased and more complex business volume.

  Occupancy expense increased 22%, to $46 million, due to additional office space required to support business expansion, including non-U.S. sites.

Income Taxes

  Taxes for the first quarter 1999 were $64 million, up from $54 million a year ago. The effective tax rate for the first quarter was 34.4%; which compares to 33.8% for the first quarter of 1998 and 33.6% for the full year 1998. The year-over-year increase in the effective tax rate resulted primarily from the growth in fully taxable income and lower tax exempt income.

Year-2000 Readiness Disclosure

  Resolution 2000 Program Scope and Oversight. The approaching Year 2000 presents companies in all industries with many challenges to ensure Year-2000 readiness of their computer systems and processes. These

PART I. ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

challenges stem from a once-common programming standard using two-digit years for date fields contained in computer programs and related data. Commencing in 1996, State Street assessed the impact of the upcoming Year 2000 on its operations and developed a comprehensive program, Resolution 2000, to address the related issues.

  This program covers six major areas of Year-2000 readiness: information technology infrastructure, global data networks, core application software, business area supported applications, facilities, and third-party suppliers. Information technology infrastructure, global data networks and core application software make up what is commonly referred to as information technology ("IT") systems. More specifically, information technology infrastructure is the hardware and system software required to support the core application software, which consists of State Street's custody, accounting, deposits, loans, cash management and investment management systems. Global data networks consist of the wide and local area networks and telephone/PBX systems. Business area supported applications are those desktop applications developed and supported by non-IT areas, and include office equipment such as fax machines. Facilities is the embedded technology used throughout State Street's offices, for example, in the uninterrupted power supply, fire alarms, security, and heating and air-conditioning systems. Third-party suppliers refers to all external parties that have the potential to affect State Street's ability to deliver Year-2000 ready products and services.

  State Street engaged a consulting firm at the onset of the Resolution 2000 program to assist in the area of program management, and to provide technical professional resources to the program as required. This firm was selected for its recognized leadership in management of large-scale information technology programs and for its established methodology. This methodology forms the basis for State Street's activities, in conjunction with its consultant, in applying the Resolution 2000 program to the core application software area. Using this methodology, there is a phased approach followed that includes identifying and validating an inventory of potentially date-sensitive items; assigning a business risk rating to each item; assessing the Year-2000 readiness status of each item; taking corrective action to renovate, replace, retire, upgrade or outsource to achieve Year-2000 readiness; validating Year-2000 readiness through several levels of testing (regression, internal, and external Year-2000 testing); and developing and validating business-resumption contingency plans for each critical business function as required. The methodology and phased approach are being applied to all other areas of the Resolution 2000 program, in performing similar activities.

  A central program management office, global Year-2000 readiness teams, and a corporate oversight structure support the Resolution 2000 program. Program updates, progress reports, and critical matters are regularly communicated to senior management and to the Board of Directors.

  The Resolution 2000 program activities are incorporated into State Street's corporate risk-management functions. In addition, these program activities are subject to reviews, which include internal audits and regulatory examinations performed by the Federal Reserve Bank.

  State of Readiness. At March 31, 1998, State Street had completed the inventory, risk assessments and Year-2000 readiness assessment work. Both implementation of corrective actions required to achieve Year-2000 readiness, and regression and internal testing to validate Year-2000 readiness, were substantially complete. External testing with key industry organizations such as the Federal Reserve Bank, Depository Trust Corporation and Society for Worldwide Inter-bank Financial Telecommunications (SWIFT), commenced in the third quarter of 1998, with all tests to date successfully completed. In March 1999, State Street began its participation in the Securities Industry Association (SIA) testing program. This key industry testing with an external organization was successfully completed in April 1999. External testing with subcustodians began in the fourth quarter of 1998 and customer testing began in the first quarter of 1999.

PART I. ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

  Progress as of March 31, 1999 is as follows:

------------------------------------------------------------------------------
                                               Regression
                                              Testing and
                                               Production   Internal Year-2000
                                  Correction Implementation      Testing
                                  ---------- -------------- ------------------
   IT infrastructure.............    100%          99%              99%
   Global data networks..........    100          100              100
   Core application software.....     99           97               93
   Business area supported
    applications.................     97           90               92
   Facilities....................     93           93               93

-------------------------------------------------------------------------------

  A portion of the core application software work remaining, primarily the internal testing to validate Year-2000 readiness, is considered to be mission critical. State Street currently anticipates that implementation of corrective actions required to achieve Year-2000 readiness and internal testing to validate Year-2000 readiness will be completed for remaining systems by June 30, 1999. A clean management program has been implemented to control changes to the environment and maintain readiness. A moratorium or freeze on changes is planned for the fourth quarter of 1999. External testing is a focus in the first half of 1999 and is expected to be complete in the third quarter of 1999. State Street's Year-2000 contingency planning program, also a focus, is underway, leveraging the strength of State Street's business-resumption contingency plans. Year-2000 contingency plans are being developed, with plans expected to be completed in the second quarter of 1999. Validation of these plans is expected to be completed in the third quarter of 1999.

  Progress at March 31, 1999, related to third-party suppliers, the readiness of which could affect State Street's ability to deliver Year-2000 ready products and services, is as follows:

  Internal communications with vendors to obtain information on the Year-2000 readiness status of the products and services provided to State Street has been completed and a program for monitoring purchases has been implemented. State Street has completed development of remediation contingency plans for those products and services that are considered high-risk. Key vendors were asked to present updates to State Street on their Year-2000 readiness programs and related progress. Year-2000 readiness assessments of key vendors have been completed and the focus has turned to implementation of remediation and business-resumption contingency planning.

  Year-2000 readiness has been incorporated into State Street's existing due diligence procedures performed with business partners and counterparties. Year-2000 assessments of business partners and counterparties have been completed and the focus has turned to implementation of remediation and business-resumption contingency planning.

  Year-2000 readiness has been incorporated into the existing due diligence procedures for State Street's subcustodian bank network. In addition, questionnaires have been sent to the subcustodians focusing on the adequacy of their Year-2000 readiness programs and implementation plans, including testing with State Street. Subcustodian contingency planning efforts aimed at identifying alternative subcustodian banks in each of State Street's markets is complete. Year-2000 readiness testing began with subcustodians in the fourth quarter of 1998 and is anticipated to be complete in the third quarter of 1999.

  Risks of Year-2000 Issues. State Street's businesses are substantially dependent upon its data processing software and hardware systems, and upon its ability to process information. If the Corporation failed to be Year-2000 ready, as compared to its competitors, there could be an adverse effect on State Street's business. In addition, since the Corporation and its subsidiaries are regulated by federal, state, and local banking authorities, and securities regulators, failure to be Year-2000 compliant could subject State Street to formal supervisory or enforcement actions, which could have an adverse impact on State Street's business. State Street works with

PART I. ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

various third parties, including customers, vendors and intermediaries. Failure of any key third party to be Year-2000 ready could adversely affect State Street's business.

  Contingency Plans. State Street cannot control the success of the Year-2000 readiness program of each third party. In instances where the risk of Year-2000 readiness failure is high and there is potential for State Street not providing or not receiving a compliant product, State Street is adopting business contingency plans. To mitigate the effects of its or significant customers', suppliers', or vendors' potential failure to remediate a Year-2000 issue in a timely manner, State Street would take reasonable contingency actions. These may include using alternative sources of supplies or services, manual workarounds, or other event management. The ultimate goal in developing contingency plans is to have an uninterrupted flow of information between State Street and third parties with whom it interacts in the Year 2000 and beyond. State Street expects to have business contingency plans in place by the second quarter of 1999. If it becomes necessary for State Street to take these corrective actions, it is uncertain, until the contingency plans are implemented, whether this would result in significant delays in business operations or have a material adverse effect on State Street.

  Costs. Management currently estimates the aggregate cost of the Resolution 2000 program to be less than 2% of total operating expenses for the five-year period 1996-2000. As of March 31, 1999, cumulative program expenditures were $86 million, of which $14 million was incurred during the first quarter of 1999. Such costs are expensed as incurred and include approximately 500 full-time staff and consultants, equipment and other expenses.

  State Street has delayed certain IT projects unrelated to Year-2000 readiness due to resources committed to the Resolution 2000 program. The impact of these delays is not expected to have a material adverse impact on State Street's financial condition or results of operations.

European Economic and Monetary Union

  On January 1, 1999, eleven member countries participating in the European Economic and Monetary Union (EMU) adopted a common currency, the euro, and established fixed conversion rates between their existing sovereign currencies and the euro. For three years the participating countries can perform financial transactions in either the euro or their original local currencies, resulting in a fixed exchange rate among the participating countries. State Street's information systems and business operations have been modified to service customer accounting and other needs resulting from this currency adoption.

  Costs to State Street associated with the implementation and redenomination to the euro were not material. While the adoption of the euro is expected to affect trading volumes and deposit account balances within Europe throughout 1999, and while it is anticipated that new opportunities may arise from the monetary union, management does not expect the impact of the euro to have a material effect on State Street's financial condition.

Credit Quality

  At March 31, 1999, total loans were $6.2 billion. During the first quarter, the allowance for loan losses increased from $84 million to $85 million. Net charge-offs were $3 million. The provision for loan losses charged against income was $4 million, down from $5 million a year ago. During the first quarter, non-performing loans increased from $12 million to $20 million.

PART I. ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Lines of Business

  Following is a summary of line of business operating results for the three months ended March 31:

-------------------------------------------------------------------------------
                               Services for         Investment    Commercial
Taxable equivalent basis  Institutional Investors   Management      Lending
(Dollars in millions)     ------------------------  ------------  ------------
                             1999         1998      1999   1998   1999   1998
-------------------------------------------------------------------------------
Fee revenue:
  Fiduciary
   compensation.......... $       275  $       241  $ 133  $ 106  $        $
  Foreign exchange
   trading...............          94           75
  Other..................          21           23     13      3     16     15
                          -----------  -----------  -----  -----  -----  -----
    Total fee revenue....         390          339    146    109     16     15
Net interest revenue.....         143          130      9      9     47     42
                          -----------  -----------  -----  -----  -----  -----
    Total revenue........         533          469    155    118     63     57
Operating expense........         398          351    132     99     27     24
                          -----------  -----------  -----  -----  -----  -----
    Income before income
     taxes............... $       135  $       118  $  23  $  19  $  36  $  33
                          ===========  ===========  =====  =====  =====  =====
Pretax margin............          25%          25%    15%    16%    57%    58%
Average assets
 (billions).............. $      45.4  $      35.0  $ 1.1  $  .7  $ 4.9  $ 4.2

-------------------------------------------------------------------------------

  Services for Institutional Investors. Services for Institutional Investors includes accounting, custody, daily pricing, and information services. Customers around the world include mutual funds and other collective investment funds, corporate and public pension plans, corporations, investment managers, non-profit organizations, unions, and other holders of investment assets. Institutional investors are offered State Street services, including foreign exchange, cash management, securities lending, fund administration, recordkeeping, banking services, and deposit and short-term investment facilities. These services support institutional investors in developing and executing their strategies, enhancing their returns, and evaluating and managing risk. Revenue from this line of business comprised 71% of State Street's total revenue for the three months ending March 31, 1999.

  Revenue for the first quarter increased to $533 million, up 14% from $469 million reported for the first quarter of 1998. The increase in revenue was primarily driven by additional revenue from existing customers and market appreciation of assets under custody. Fee revenue was up $51 million, or 15%, due to growth in fiduciary compensation and foreign exchange trading revenue. Fiduciary compensation, up 14%, reflected revenue increases from accounting, custody, securities lending and other services for mutual funds, U.S. pension plans, and customers outside the United States. Foreign exchange trading revenue grew 25% from a year ago due to volatile currency markets and growth in the volume of transactions. Net interest revenue, up 10%, reflected balance sheet growth from the increased use of securities sold under repurchase agreements and deposits by institutional investors, offset by lower interest rates and spread compression.

  Operating expenses were $398 million, 13% higher than in the first quarter 1998, supporting business growth and investing for future growth. In 1999, income before income taxes was $135 million, an increase of $17 million, or 14%, from 1998. Pre-tax margin was 25%.

  Investment Management. State Street manages financial assets worldwide for both institutions and individuals and provides related services, including participant services for defined contribution and other employee benefit programs, and brokerage services. Investment management offers a broad array of services, including passive and active equity, money market, and fixed income strategies. Revenue from this line of business comprised 21% of State Street's total revenue for the first quarter of 1999.

PART I. ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

  Revenue grew 31%, to $155 million, due to growth across all services including investment management for institutional investors reflecting expanded relationships with existing customers and the installation of new business. Revenue growth was driven principally by customers' use of passive domestic equity strategies and fixed income strategies, as well as securities lending and active domestic equity strategies. Revenue from providing participant services to defined contribution and other employee benefit programs grew as a result of an acquisition, new business and growth in existing business.

  Operating expenses increased $33 million, or 33%, reflecting addition of information systems, staff and office space to expand the product line and broaden State Street's worldwide reach; and the effects of the acquisition of the remaining 50% partnership interest in Wellspring Resources LLC. First quarter 1999 income before income taxes was $23 million, an increase of $4 million, or 21%, from the first quarter 1998. Pre-tax margin was 15%.

  Commercial Lending. Reported in this line of business are lending activities and other banking services for regional middle-market companies, companies in selected industries, and institutional investor customers. Other banking services include cash management, and deposit services. Revenue from this line of business comprised 8% of State Street's total revenue for the first quarter 1999.

  Revenue grew $6 million, or 11%, to $63 million in the first quarter of 1999, due primarily to an increase in the average loan balance.

  Operating expenses increased $3 million or 13% First quarter 1999 income before income taxes was $36 million, an increase of $3 million, or 9%, from 1998. Pre-tax margin was 57%.

New Accounting Developments

  Information related to new accounting developments appears in Note A to the Consolidated Financial Statements.

Liquidity and Capital

  Liquidity. The primary objective of State Street's liquidity management is to ensure that the Corporation has sufficient funds to meet its commitments and business needs, including accommodating the transaction and cash management requirements of its customers. Liquidity is provided by State Street's access to global debt markets, its ability to gather additional deposits from its customers, maturing short-term assets, the sale of securities and payment of loans. Customer deposits and other funds provide a multi-currency, geographically diverse source of liquidity.

  State Street maintains a large portfolio of liquid assets. As of March 31, 1999, the Corporation's liquid assets were 81% of total assets.

  Capital. State Street's objective is to maintain a strong capital base in order to provide financial flexibility for its business needs, including funding corporate growth and customers' cash management needs.

  As a state-chartered bank and member of the Federal Reserve System, State Street Bank, State Street's principal subsidiary, is regulated by the Federal Reserve Board, which has established guidelines for minimum capital ratios. State Street has developed internal capital adequacy policies to ensure that State Street Bank meets or exceeds the level required for the "well capitalized" category, the highest of the Federal Reserve Board's five capital categories. State Street's capital management emphasizes risk exposure rather than simple asset levels; at 13.1% the Bank's Tier 1 risk-based capital ratio significantly exceeds the regulatory minimum of

PART I. ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

4%. The Corporation's Tier 1 risk-based capital ratio is 14.4% at March 31, 1999. See Note D to the Consolidated Financial Statements for further information.

  State Street's Board of Directors has authorized the purchase of State Street common stock for use in employee benefit programs and for general corporate purposes. State Street purchased 210,000 shares in the first quarter of 1999 as part of the stock purchase program. As of March 31, 1999, an additional 3.1 million shares may be purchased within the stock purchase program. There were an additional 79,000 shares acquired for other deferred compensation plans that are not part of the stock purchase program.

Trading Activities: Foreign Exchange and Interest Rate Sensitivity

  As part of its trading activities, the Corporation assumes positions in both the foreign exchange and interest rate markets by buying and selling cash instruments and using financial derivatives, including forward foreign exchange contracts, foreign exchange and interest rate options, and interest rate swaps. As of March 31, 1999, the notional amount of these derivative instruments was $127.2 billion, of which $124.4 billion was foreign exchange forward contracts. Long and short foreign exchange forward positions are closely matched to minimize currency and interest rate risk. All foreign exchange contracts are valued daily at current market rates.

  The Corporation uses a variety of risk measurement and estimation techniques including value at risk. Value at risk is an estimate of potential loss for a given period of time within a stated statistical confidence interval. State Street uses a sophisticated risk management system, known as RiskBook(TM) from Askari, Inc., a wholly owned subsidiary of State Street Corporation, to estimate value at risk daily for all material trading positions. The Corporation has adopted standards for estimating value at risk, and maintains capital for market risk, in accordance with the Federal Reserve's Capital Adequacy Guidelines for market risk. Value at risk is estimated for a 99% one-tail confidence interval and an assumed one-day holding period using an historical observation period of one year. A 99% one-tail confidence interval implies that daily trading losses should not exceed the estimated value at risk more than 1% of the time, or approximately three days out of the year. The methodology utilizes a simulation approach and is based on observed changes in interest rates and foreign exchange rates, and takes into account the resulting diversification benefits provided from the mix of the Corporation's trading positions.

  Like all quantitative measures, value at risk is subject to certain limitations and assumptions inherent to the methodology. State Street's methodology gives equal weight to all market rate observations regardless of how recently the market rates were observed. The estimate is calculated using static portfolios consisting of positions held at the end of the trading day in Boston. Implicit in the estimate is the assumption that no intraday action is taken by management during adverse market movements. As a result, the methodology does not represent risk associated with intraday changes in positions or intraday price volatility. The following table presents State Street's market risk for its trading activities as measured by its value at risk methodology:

Value at Risk as of March 31,

--------------------------------------------------------------------------------
(Dollars in millions)                                    Average Maximum Minimum
--------------------------------------------------------------------------------
1999:
  Foreign exchange contracts............................  $ 2.0   $ 3.7   $ .8
  Interest rate contracts...............................     .2      .6
1998:
  Foreign exchange contracts............................  $  .5   $ 1.2   $ .2
  Interest rate contracts...............................     .1      .3

-------------------------------------------------------------------------------

  State Street compares actual daily profit and losses from trading activities to estimated one-day value at risk. During the first quarter of 1999, State Street did not experience any foreign exchange trading loss in excess of its end of day value at risk estimate.

PART I. ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Financial Goals and Factors That May Affect Them

  State Street's primary financial goal is sustainable real growth in earnings per share. The Corporation has two supporting goals, one for total revenue growth and one for return on common stockholders' equity (ROE). The revenue goal is a 12.5% real, or inflation adjusted, compound annual growth rate of revenue through 2010. This translates to approximately a 15% nominal compound annual growth rate. The ROE goal is to achieve 18%.

  State Street considers these to be financial goals, not projections or forward-looking statements. However, the discussion included in Management's Discussion and Analysis of Financial Condition and Results of Operations, and in other portions of this report on Form 10-Q, does contain statements that are considered "forward-looking statements" within the meaning of the federal securities laws. These statements may be identified by such forward-looking terminology as "expect," "look," "believe," "anticipate," "may," "will," or similar statements or variations of such terms. The Corporation's financial goals and such forward-looking statements involve certain risks and uncertainties, including the issues and factors listed below and factors further described in conjunction with the forward-looking information, which could cause actual results to differ materially.

  Factors that may cause such differences include, but are not limited to, the factors discussed in this section and elsewhere in this Form 10-Q. Each of these factors, and others, are also discussed from time to time in the Corporation's other filings with the Securities and Exchange Commission, including in the Corporation's Form 10-K.

  Based on evaluation of the following factors, management is currently optimistic about the Corporation's long-term prospects.

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

  Pricing/competition. Future prices the Corporation is able to obtain for its products may increase or decrease from current levels depending upon demand for its products, its competitors' activities and the introduction of new products into the marketplace.

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

  There are risks inherent in this process. These include rapid technological change in the industry, the Corporation's ability to access technical and other information from customers, and the significant and ongoing investments required to bring new services to market in a timely fashion at competitive prices. Further, there is risk that competitors may introduce services that could replace or provide lower-cost alternatives to State Street services.

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

  Year-2000 modifications. The costs and projected completion dates for State Street's Year-2000 program are estimates. Factors that may cause material differences include the availability and cost of systems and other personnel, non-compliance of third-party providers, and similar uncertainties. If necessary modifications and conversions are not completed in time, the Year-2000 issues could affect State Street's performance.

  Acquisitions and alliances. Acquisitions of complementary businesses and technologies, and development of strategic alliances are an active part of State Street's overall business strategy, and the Corporation has completed several acquisitions and alliances in recent years. However, there can be no assurance that services, technologies, key personnel and businesses of acquired companies will be effectively assimilated into State Street's business or service offerings or that alliances will be successful.

  European Economic and Monetary Union. The move to a common currency could affect foreign exchange volumes and the level of deposits denominated in the euro or the legacy currencies.

PART 1. ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

  See information under the caption "Trading Activities: Foreign Exchange and Interest Rate Sensitivity" on page 21.


PART II--Other Information

Item 4. Submission of Matters to a Vote of Security-Holders

  Registrant's annual meeting of stockholders was held on April 21, 1999. At the Meeting, the following nominees for Director were elected:

  Election of Five Directors:

                                                                For     Withheld
                                                            ----------- --------
   Tenley E. Albright, M.D. ............................... 137,527,492 653,306
   Marshall N. Carter...................................... 133,561,256 619,542
   Nadar F. Darehshori..................................... 133,525,723 655,075
   John M. Kucharski....................................... 133,562,262 618,536
   Bernard W. Reznicek..................................... 133,555,205 625,593

  The following directors continue in office: David A. Spina, I. MacAllister Booth, James I. Cash, Jr., Truman S. Casner, Arthur L. Goldstein, David P. Gruber, Charles R. Lamantia, David B. Perini, Dennis J. Picard, Alfred Poe, Diana Chapman Walsh and Robert E. Weissman.

Item 6. Exhibits and Reports on Form 8-K

 (a) Exhibit Index

 Exhibit Number                                             Page of this Report
 --------------                                             -------------------
      10.1      Amended and Restated Deferred
                 Compensation Plan for Directors of Sate
                 Street Corporation......................            26
      10.2      Amended and Restated Deferred
                 Compensation Plan for Directors of State
                 Street Bank and Trust Company...........            28
        12      Ratio of earnings to fixed charges.......            30
        15      Letter regarding unaudited interim
                financial information....................            31
        27      Financial data schedule..................            32

 (b) Reports on Form 8-K

  None

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          State Street Corporation

Date: May 5, 1999                                 /s/ Ronald L. O'Kelley
                                          By: _________________________________
                                                    Ronald L. O'Kelley
                                            Executive Vice President and Chief
                                                     Financial Officer

Date: May 5, 1999                                   /s/ Rex S. Schuette
                                          By: _________________________________
                                                      Rex S. Schuette
                                              Senior Vice President and Chief
                                                    Accounting Officer