Form 10-Q
period 1999-06-30
STATE STREET CORP
filed 1999-08-13
CIK 93751

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                      -----------------------------------

                                   Form 10-Q


     [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended June 30, 1999


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

                      -----------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes [X]  No [_]

The number of shares of the Registrant's Common Stock outstanding on July 31, 1999 was 161,221,713.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            STATE STREET CORPORATION

                               Table of Contents

                                                                          Page
                                                                          ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Income........................................   1
Consolidated Statement of Condition......................................   3
Consolidated Statement of Cash Flows.....................................   4
Consolidated Statement of Changes in Stockholders' Equity................   5
Notes to Consolidated Financial Statements...............................   6
Independent Accountants' Review Report...................................  14

Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations...................................................  15

Item 3. Quantitative and Qualitative Disclosure About Market Risk........  27

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.................................  27

Signatures...............................................................  28


Exhibits

PART I. ITEM 1.
FINANCIAL STATEMENTS

Consolidated Statement of Income - State Street Corporation (Unaudited)

--------------------------------------------------------------------------------

(Dollars in millions, except per share data) Three months
ended June 30,                                                 1999     1998
------------------------------------------------------------------------------
Fee Revenue
Fiduciary compensation...................................... $    432 $    380
Foreign exchange trading....................................       69       67
Servicing and processing....................................       56       40
Other.......................................................       18        6
                                                             -------- --------
  Total fee revenue.........................................      575      493
Net Interest Revenue
Interest revenue............................................      610      550
Interest expense............................................      416      368
                                                             -------- --------
  Net interest revenue......................................      194      182
Provision for loan losses...................................        4        4
                                                             -------- --------
  Net interest revenue after provision for loan losses......      190      178
                                                             -------- --------
  Total Revenue.............................................      765      671
Operating Expenses
Salaries and employee benefits..............................      323      294
Information systems and communications......................       73       59
Transaction processing services.............................       57       47
Occupancy...................................................       46       41
Other.......................................................       78       66
                                                             -------- --------
  Total operating expenses..................................      577      507
                                                             -------- --------
  Income before income taxes................................      188      164
Income taxes................................................       65       55
                                                             -------- --------
  Net Income................................................ $    123 $    109
                                                             ======== ========
Earnings Per Share
  Basic..................................................... $    .77 $    .67
  Diluted...................................................      .75      .66
Average Shares Outstanding (in thousands)
  Basic.....................................................  161,158  161,161
  Diluted...................................................  164,171  164,433
Cash Dividends Declared Per Share .......................... $    .15 $    .13

--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

PART I. ITEM 1.
FINANCIAL STATEMENTS

Consolidated Statement of Income - State Street Corporation (Unaudited)

--------------------------------------------------------------------------------

(Dollars in millions, except per share data) Six months ended
June 30,                                                         1999     1998
--------------------------------------------------------------------------------
Fee Revenue
Fiduciary compensation........................................ $    840 $    727
Foreign exchange trading......................................      163      142
Servicing and processing......................................      101       79
Other.........................................................       23        8
                                                               -------- --------
  Total fee revenue...........................................    1,127      956
Net Interest Revenue
Interest revenue..............................................    1,174    1,047
Interest expense..............................................      786      689
                                                               -------- --------
  Net interest revenue........................................      388      358
Provision for loan losses.....................................        8        9
                                                               -------- --------
  Net interest revenue after provision for loan losses........      380      349
                                                               -------- --------
  Total Revenue...............................................    1,507    1,305
Operating Expenses
Salaries and employee benefits................................      632      560
Information systems and communications........................      145      112
Transaction processing services...............................      109       97
Occupancy.....................................................       92       78
Other.........................................................      156      134
                                                               -------- --------
  Total operating expenses....................................    1,134      981
                                                               -------- --------
  Income before income taxes..................................      373      324
Income taxes..................................................      128      109
                                                               -------- --------
  Net Income.................................................. $    245 $    215
                                                               ======== ========
Earnings Per Share
  Basic....................................................... $   1.52 $   1.33
  Diluted.....................................................     1.49     1.30
Average Shares Outstanding (in thousands)
  Basic.......................................................  161,050  161,018
  Diluted.....................................................  164,007  164,280
Cash Dividends Declared Per Share............................. $    .29 $    .25

--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

PART I. ITEM 1.
FINANCIAL STATEMENTS (continued)

Consolidated Statement of Condition - State Street Corporation

--------------------------------------------------------------------------------

                                                        June 30,   December 31,
(Dollars in millions)                                     1999         1998
-------------------------------------------------------------------------------
                                                       (Unaudited)
Assets
Cash and due from banks..............................   $  1,791     $  1,365
Interest-bearing deposits with banks.................     14,209       12,085
Securities purchased under resale agreements and se-
 curities borrowed...................................     12,083       13,979
Federal funds sold...................................        565
Trading account assets...............................        729          335
Investment securities (principally available-for-
 sale)...............................................     13,058        9,737
Loans (less allowance of $88 and $84)................      7,303        6,225
Premises and equipment...............................        710          700
Accrued income receivable............................        651          610
Other assets.........................................      2,231        2,046
                                                        --------     --------
    Total Assets.....................................   $ 53,330     $ 47,082
                                                        ========     ========
Liabilities
Deposits:
Noninterest-bearing..................................   $  9,884     $  8,386
Interest-bearing:
  Domestic...........................................      3,544        2,520
  Non-U.S............................................     19,354       16,633
                                                        --------     --------
    Total deposits...................................     32,782       27,539
Securities sold under repurchase agreements..........     14,178       12,563
Federal funds purchased..............................        241          914
Other short-term borrowings..........................        198          431
Accrued taxes and other expenses.....................        945          943
Other liabilities....................................      1,623        1,459
Long-term debt.......................................        922          922
                                                        --------     --------
    Total Liabilities................................     50,889       44,771
Stockholders' Equity
Preferred stock, no par: authorized 3,500,000; issued
 none................................................
Common stock, $1 par: authorized 250,000,000; issued
 167,225,000 and 167,225,000.........................        167          167
Surplus..............................................         51           63
Retained earnings....................................      2,469        2,272
Net unrealized (losses) gains........................        (38)          22
Treasury stock, at cost (6,151,000 and 6,560,000
 shares).............................................       (208)        (213)
                                                        --------     --------
    Total Stockholders' Equity.......................      2,441        2,311
                                                        --------     --------
    Total Liabilities and Stockholders' Equity.......   $ 53,330     $ 47,082
                                                        ========     ========

--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

PART I. ITEM 1.
FINANCIAL STATEMENTS (continued)

Consolidated Statement of Cash Flows - State Street Corporation (Unaudited)

--------------------------------------------------------------------------------

(Dollars in millions) Six months ended June 30,                1999     1998
-------------------------------------------------------------------------------
Operating Activities
Net Income................................................... $   245  $   215
Non-cash charges for depreciation, amortization, provision
 for loan losses and deferred income taxes...................     168      173
                                                              -------  -------
 Net income adjusted for non-cash charges....................     413      388
Adjustments to reconcile to net cash (used) provided by
 operating activities:
 Securities gains, net.......................................      (5)
 Net change in:
   Trading account assets....................................    (394)      59
   Other, net................................................     (94)    (177)
                                                              -------  -------
     Net Cash Used by Operating Activities...................     (80)     270
                                                              -------  -------
Investing Activities
Payments for purchases of:
 Available-for-sale securities...............................  (7,153)  (5,862)
 Held-to-maturity securities.................................    (582)  (1,077)
 Lease financing assets......................................      (6)    (452)
 Premises and equipment......................................     (89)    (233)
Proceeds from:
 Maturities of available-for-sale securities.................   3,348    6,328
 Maturities of held-to-maturity securities...................     563    1,051
 Sales of available-for-sale securities......................     414      479
 Principal collected from lease financing....................      55       60
Net (payments for) proceeds from:
 Interest-bearing deposits with banks........................  (2,124)  (2,365)
 Federal funds sold, resale agreements and securities
  borrowed...................................................   1,331   (7,410)
 Loans.......................................................  (1,209)    (397)
                                                              -------  -------
     Net Cash Used by Investing Activities...................  (5,452)  (9,878)
                                                              -------  -------
Financing Activities
Proceeds from issuance of:
 Non-recourse debt for lease financing.......................      80      310
 Long-term debt..............................................              148
 Treasury stock..............................................      14       14
Payments for:
 Non-recourse debt for lease financing.......................      (1)     (94)
 Maturity of notes payable...................................              (44)
 Long-term debt..............................................      (1)      (1)
 Cash dividends..............................................     (48)     (41)
 Purchase of common stock....................................     (38)     (31)
Net proceeds from (payments for):
 Deposits....................................................   5,243    4,543
 Short-term borrowings.......................................     709    4,044
                                                              -------  -------
     Net Cash Provided by Financing Activities...............   5,958    8,848
                                                              -------  -------
     Net Increase (Decrease).................................     426     (760)
Cash and due from banks at beginning of period...............   1,365    2,411
                                                              -------  -------
     Cash and Due From Banks at End of Period................ $ 1,791  $ 1,651
                                                              =======  =======
Supplemental Disclosure
 Interest paid............................................... $   780  $   678
 Income taxes paid...........................................      47       59

--------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

PART I. ITEM 1.
FINANCIAL STATEMENTS (continued)

Consolidated Statement of Changes in Stockholders' Equity - State Street Corporation (Unaudited)

--------------------------------------------------------------------------------

(Dollars in millions, except per share
data) Six months ended June 30,                       1999            1998
---------------------------------------------------------------------------------
Common Stock
Balance at end of period (no change during peri-
 od)............................................. $   167         $   167
Surplus
Balance at beginning of period...................      63             102
Treasury stock issued............................     (27)            (38)
Stock options exercised..........................      15              10
                                                  -------         -------
  Balance at end of period.......................      51              74
                                                  -------         -------
Retained Earnings
Balance at beginning of period...................   2,272           1,920
Net Income.......................................     245  $ 245      215  $ 215
Cash dividends declared ($.29 and $.25 per
 share)..........................................     (48)            (41)
                                                  -------         -------
  Balance at end of period.......................   2,469           2,094
                                                  -------         -------
Net Unrealized Gains (Losses)--Other Comprehen-
 sive Income
Balance at beginning of period...................      22              11
Foreign currency translation.....................     (12)   (12)      (2)    (2)
Change in net unrealized holdings on available-
 for-sale securities.............................     (48)   (48)      (1)    (1)
                                                  -------  -----  -------  -----
                                                             (60)             (3)
                                                           -----           -----
  Balance at end of period.......................     (38)              8
                                                  -------         -------
Comprehensive Income.............................          $ 185           $ 212
                                                           =====           =====
Treasury Stock, at Cost
Balance at beginning of period...................    (213)           (205)
Common stock acquired (495,000 and 490,000
 shares).........................................     (38)            (31)
Treasury stock issued (904,000 and 1,166,000
 shares).........................................      43              51
                                                  -------         -------
  Balance at end of period.......................    (208)           (185)
                                                  -------         -------
  Total Stockholders' Equity..................... $ 2,441         $ 2,158
                                                  =======         =======

--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

PART I. ITEM 1.
FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements - State Street Corporation
(Unaudited)


Note A--Basis of Presentation

  State Street Corporation ("State Street" or the "Corporation") is a financial services corporation that provides banking, trust, investment management, global custody, administration and securities processing services to both U.S. and non-U.S. customers. State Street reports three lines of business. Services for Institutional Investors include accounting, custody, daily pricing, administration, foreign exchange, cash management and information services to support institutional investors. Investment Management provides an extensive array of services for managing financial assets worldwide for both institutional and individual investors as well as recordkeeping, administration and investment services for defined contribution plans and other employee benefit programs. Commercial Lending includes lending activities and other banking services for regional middle-market companies, companies in selected industries and institutional investor customers, along with capital lease financing.

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

  Effective for the year ended December 31, 1998 and all ensuing periods, State Street adopted the new disclosures required by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The requirements of this statement are presented in Note H to the Consolidated Financial Statements.

  Effective January 1, 1999, State Street adopted AICPA Statement of Position
(SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 requires the capitalization of certain compensation costs relating to internal-use software development projects. State Street's policy is to capitalize costs relating to systems development projects that provide significant functionality enhancement. State Street considers projects for capitalization that are expected to yield long-term operational benefits, such as replacement systems or new applications which result in operational efficiencies and/or incremental revenue streams. Software development projects that modify existing applications to achieve regulatory compliance or which extend the lives of existing software are deemed maintenance and are expensed as incurred. In addition, software customization costs relating to specific customer enhancements are expensed as incurred. During the first six months of 1999, State Street capitalized approximately $8 million of salary and related benefit costs as a result of adopting SOP 98-1.

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

PART I. ITEM 1.
FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements - State Street Corporation
(Unaudited)

Note A--Basis of Presentation (continued)

State Street will adopt this statement, as required, beginning January 1, 2001. Management does not expect the adoption of this statement to have a material impact on the financial statements.

  In the opinion of management, all adjustments consisting of normal recurring accruals, which are necessary for a fair presentation of the financial position of State Street and subsidiaries at June 30, 1999, and December 31, 1998; its cash flows for the six months ended June 30, 1999 and 1998, and consolidated results of its operations for the three months and six months ended June 30, 1999 and 1998, have been made. These statements should be read in conjunction with the financial statements and other information included in State Street's latest annual report on Form 10-K.

Note B--Business Divestitures

  In May 1999, State Street announced that it had entered into a definitive agreement to sell its commercial and retail banking businesses to Citizens Financial Group. These businesses include lending, cash management and deposit services for New England regional, middle-market companies and companies in selected industries. At June 30, 1999, the associated loans and deposits totaled approximately $2.3 billion and $1.1 billion, respectively. The transaction, which is subject to regulatory approval, is likely to be completed during the fourth quarter of 1999.

  State Street will continue to offer lending and banking services to institutional and global trade banking customers, including credit, deposit and cash management services, and capital lease financing.

Note C--Investment Securities

  Available-for-sale securities are recorded at fair value and held-to-maturity securities are recorded at amortized cost on the Consolidated Statement of Condition. Investment securities consisted of the following as of the dates indicated:

-------------------------------------------------------------------------------

                                 June 30, 1999               December 31, 1998
                         ------------------------------ ----------------------------
                                   Unrealized                    Unrealized
                                  ------------   Fair           ------------  Fair
(Dollars in millions)      Cost   Gains Losses  Value    Cost   Gains Losses  Value
------------------------------------------------------------------------------------
Available for sale:
 U.S. Treasury and fed-
  eral agencies......... $  6,534 $  3   $ 42  $  6,495 $ 3,690 $  7   $ 2   $ 3,695
 State and political
  subdivisions..........    1,626    7      7     1,626   1,598   17     3     1,612
 Asset-backed securi-
  ties..................    2,377    4     11     2,370   1,717    3     1     1,719
 Collateralized mortgage
  obligations...........      768           5       763     727    1     2       726
 Other investments......      601    9      1       609     791   17             808
                         -------- ----   ----  -------- ------- ----   ---   -------
  Total................. $ 11,906 $ 23   $ 66  $ 11,863 $ 8,523 $ 45   $ 8   $ 8,560
                         ======== ====   ====  ======== ======= ====   ===   =======
Held to maturity:
  U.S. Treasury and fed-
   eral agencies........ $  1,195 $      $  7  $  1,188 $ 1,177 $  3   $ 1   $ 1,179
                         ======== ====   ====  ======== ======= ====   ===   =======

-------------------------------------------------------------------------------

  During the six months ended June 30, 1999, there were gross gains of $6 million and gross losses of approximately $1 million realized on the sales of $414 million of available-for-sale securities. During the six months ended June 30, 1998, there were less than $1 million of gross gains and losses realized on the sales of $479 million of available-for-sale securities.

PART I. ITEM 1.
FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements - State Street Corporation
(Unaudited)

Note D--Allowance for Loan Losses

  The adequacy of the allowance for loan losses is evaluated on a regular basis by management. Factors considered in evaluating the adequacy of the allowance include previous loss experience, current economic conditions and adverse situations that may affect the borrowers' ability to repay, timing of future payments, estimated value of underlying collateral and the performance of individual credits in relation to contract terms, and other relevant factors. The provision for loan losses charged to earnings is based upon management's judgment of the amount necessary to maintain the allowance at a level adequate to absorb probable losses.

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

  Changes in the allowance for loan losses were as follows:

-------------------------------------------------------------------------------

                                                    Three Months   Six Months
                                                        Ended         Ended
                                                      June 30,      June 30,
                                                    -------------- ------------
(Dollars in millions)                                1999    1998  1999   1998
-------------------------------------------------------------------------------
Balance at beginning of period..................... $   85  $   89 $  84  $  83
Provision for loan losses..........................      4       4     8      9
Loan charge-offs...................................     (1)           (4)
Recoveries.........................................                           1
                                                    ------  ------ -----  -----
  Balance at end of period......................... $   88  $   93 $  88  $  93
                                                    ======  ====== =====  =====

-------------------------------------------------------------------------------

PART I. ITEM 1.
FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements - State Street Corporation
(Unaudited)

Note E--Regulatory Matters

  The regulatory capital amounts and ratios were the following at June 30, 1999 and December 31, 1998:

-------------------------------------------------------------------------------

                            Regulatory Guidelines(1)
                            ------------------------------
                                                                State Street      State Street Bank
                                                 Well         ------------------  ------------------
(Dollars in millions)        Minimum         Capitalized        1999      1998      1999      1998
-----------------------------------------------------------------------------------------------------
Risk-based ratios:
  Tier 1 capital...........              4%                6%     12.8%     14.1%     11.6%     12.9%
  Total capital............              8                10      13.0      14.4      12.0      13.3
Leverage ratio.............              3                 5       5.3       5.4       5.2       5.3

  Tier 1 capital...........                                   $  2,894  $  2,725  $  2,601  $  2,453
  Total capital............                                      2,940     2,773     2,689     2,537

Adjusted risk-weighted as-
 sets and market-risk
 equivalents:
  On-balance sheet.........                                   $ 16,741  $ 14,599  $ 16,564  $ 14,374
  Off-balance sheet........                                      5,416     4,435     5,416     4,435
  Market-risk equivalents..                                        485       232       473       232
                                                              --------  --------  --------  --------
    Total adjusted risk-
     weighted assets and
     market-risk equiva-
     lents.................                                   $ 22,642  $ 19,266  $ 22,453  $ 19,041
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

Note F--Net Interest Revenue

  Net interest revenue consisted of the following:


--------------------------------------------------------------------------------

                                                      Three Months  Six Months
                                                          Ended        Ended
                                                        June 30,     June 30,
                                                      ------------- -----------
(Dollars in millions)                                  1999   1998  1999  1998
-------------------------------------------------------------------------------
Interest Revenue
  Deposits with banks................................ $  135 $  139 $ 251 $ 261
  Investment securities:
    U.S Treasury and federal agencies................     89     80   162   165
    State and political subdivisions (exempt from
     federal tax)....................................     16     20    33    39
    Other investments................................     48     40    94    83
  Loans..............................................    112     98   220   190
  Securities purchased under resale agreements,
   securities borrowed and federal funds sold........    205    171   407   305
  Trading account assets.............................      5      2     7     4
                                                      ------ ------ ----- -----
    Total interest revenue...........................    610    550 1,174 1,047
                                                      ------ ------ ----- -----
Interest Expense
  Deposits...........................................    186    167   343   321
  Other borrowings...................................    212    185   408   337
  Long-term debt.....................................     18     16    35    31
                                                      ------ ------ ----- -----
    Total interest expense...........................    416    368   786   689
                                                      ------ ------ ----- -----
    Net interest revenue............................. $  194 $  182 $ 388 $ 358
                                                      ====== ====== ===== =====

--------------------------------------------------------------------------------

Note G--Operating Expenses--Other

  The other category of operating expenses consisted of the following:


--------------------------------------------------------------------------------

                                                      Three Months  Six Months
                                                          Ended        Ended
                                                        June 30,     June 30,
                                                      ------------- -----------
(Dollars in millions)                                  1999   1998  1999  1998
-------------------------------------------------------------------------------
Professional services................................ $   28 $   25 $  55 $  47
Advertising and sales promotion......................     15     16    30    29
Other................................................     35     25    71    58
                                                      ------ ------ ----- -----
  Total operating expenses--other.................... $   78 $   66 $ 156 $ 134
                                                      ====== ====== ===== =====

--------------------------------------------------------------------------------

PART I. ITEM 1.
FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements - State Street Corporation
(Unaudited)


Note H--Lines of Business

  Further financial information by lines of business is contained within the Lines of Business section of Management's Discussion and Analysis of Financial Condition and Results of Operation on pages 21 through 23.

  The following is a summary of the lines of business operating results for the six months ended June 30:

-------------------------------------------------------------------------------

                                    Services for       Investment  Commercial
                               Institutional Investors Management    Lending
                               ----------------------------------- -----------
(Dollars in millions; taxable
equivalent)                        1999        1998    1999  1998  1999  1998
------------------------------------------------------------------------------
Total revenue................. $      1,063 $      951 $ 335 $ 258 $ 126 $ 116
Income before income taxes....          257        234    62    43    71    67
Average assets (billions).....         46.8       36.5   1.2   1.0   5.1   4.3

-------------------------------------------------------------------------------

Note I--Income Taxes

  The provision for income taxes included in the Consolidated Statement of Income consisted of the following:

-------------------------------------------------------------------------------

                                                   Three Months    Six Months
                                                       Ended          Ended
                                                     June 30,       June 30,
                                                   --------------  ------------
(Dollars in millions)                               1999    1998   1999   1998
--------------------------------------------------------------------------------
Current........................................... $   44  $   19  $  67  $  35
Deferred..........................................     21      36     61     74
                                                   ------  ------  -----  -----
  Total provision................................. $   65  $   55  $ 128  $ 109
                                                   ======  ======  =====  =====
Effective tax rate................................   34.4%   33.8%  34.4%  33.8%
                                                   ======  ======  =====  =====

-------------------------------------------------------------------------------

  Tax benefits of $34 million related to fair value adjustments for the investment portfolio were included in other comprehensive income for the six months ended June 30, 1999, as compared to less than $1 million of tax benefits for the six months ended June 30, 1998. Tax benefits of $8 million and $1 million relating to foreign currency translation were included in other comprehensive income for the six months ended June 30, 1999, and 1998, respectively.

Note J--Earnings Per Share

  The following table sets forth the computation of basic and diluted earnings per share:

-------------------------------------------------------------------------------

                                            Three Months Ended  Six Months Ended
                                                 June 30,           June 30,
                                            ------------------- -----------------
(Dollars in millions, except per
share data; shares in thousands)              1999      1998      1999     1998
---------------------------------------------------------------------------------
Net Income.................................     $ 123     $ 109    $ 245    $ 215
Earnings per Share:
  Basic....................................       .77       .67     1.52     1.33
  Diluted..................................       .75       .66     1.49     1.30
Basic Average Shares.......................   161,158   161,161  161,050  161,018
  Stock options and stock awards...........     2,225     2,429    2,168    2,372
  7.75% convertible subordinated deben-
   tures...................................       788       843      789      890
                                            --------- --------- -------- --------
Dilutive average shares....................   164,171   164,433  164,007  164,280
                                            ========= ========= ======== ========

-------------------------------------------------------------------------------

PART I. ITEM 1.
FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements - State Street Corporation
(Unaudited)

Note K--Commitments and Contingent Liabilities

  State Street provides banking, trust, investment management, global custody, administration and securities processing services to both domestic and non-U.S. customers. Assets under custody and assets under management are held by State Street in a fiduciary or custodial capacity and are not included in the Consolidated Statement of Condition because such items are not assets of State Street. Management conducts regular reviews of its responsibilities for these services and considers the results in preparing its financial statements. In the opinion of management, there are no contingent liabilities at June 30, 1999, which would have a material adverse effect on State Street's financial position or results of operations.

  State Street is subject to pending and threatened legal actions that arise in the normal course of business. In the opinion of management, after discussion with counsel, these actions can be successfully defended or resolved without a material adverse effect on State Street's financial position or results of operations.

Note L--Off-Balance Sheet Financial Instruments, Including Derivatives

  State Street uses various off-balance sheet financial instruments, including derivatives, to satisfy the financing and risk management needs of customers, to manage interest rate and currency risk, and to conduct trading activities. A derivative instrument is a contract or agreement whose value is derived from interest rates, currency exchange rates or other financial indices. Derivative instruments include forwards, swaps, options and other instruments with similar characteristics. The use of these instruments generates fee, interest or trading revenue. Associated with these instruments are market and credit risks that could expose State Street to potential losses.

  The following table summarizes the contractual or notional amounts of derivative financial instruments held or issued by State Street for trading and balance sheet management:

-------------------------------------------------------------------------------

                                                           June 30, December 31,
(Dollars in millions)                                        1999       1998
--------------------------------------------------------------------------------
Trading:
  Interest rate contracts:
    Swap agreements....................................... $  1,183   $  1,234
    Options and caps purchased............................       30         21
    Options and caps written..............................      166        158
    Futures--short position...............................    1,478      1,130
    Options on futures purchased..........................      210
    Options on futures written............................      420
  Foreign exchange contracts:
    Forward, swap and spot................................  125,239    136,781
    Options purchased.....................................      219        572
    Options written.......................................      218        571
Balance Sheet Management :
  Interest rate contracts:
    Swap agreements.......................................      350        427
    Options and caps purchased............................       30         30

-------------------------------------------------------------------------------

PART I. ITEM 1.
FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements - State Street Corporation
(Unaudited)

Note L--Off-Balance Sheet Financial Instruments, Including Derivatives
(continued)

  The following table represents the fair value as of June 30, 1999 and December 31, 1998 and average fair value for the six and twelve months then ended, respectively, for State Street's financial instruments held or issued for trading purposes:

---------------------------------------------------------------------------------
                                                June 30, 1999  December 31, 1998
                                               --------------- ------------------
                                                       Average          Average
                                                Fair    Fair     Fair     Fair
(Dollars in millions)                           Value   Value   Value    Value
---------------------------------------------------------------------------------
Foreign exchange contracts:
  Contracts in a receivable position.......... $ 1,105 $ 1,203 $  1,240 $  1,284
  Contracts in a payable position.............   1,150   1,266    1,241    1,289
Other financial instrument contracts:
  Contracts in a receivable position..........      19      10        3        4
  Contracts in a payable position.............       4       3        8        4

-------------------------------------------------------------------------------

  The preceding amounts have been reduced by offsetting balances with the same counterparty where a master netting agreement exists. Contracts in a receivable position are reported in other assets in the Consolidated Statement of Condition and contracts in a payable position are reported in other liabilities.

  Credit-related financial instruments include indemnified securities on loan, commitments to extend credit, asset purchase agreements, standby letters of credit and letters of credit. The maximum credit risk associated with credit-related financial instruments is measured by the contractual amounts of these instruments. The following is a summary of the contractual amount of State Street's credit-related, off-balance sheet financial instruments:

-------------------------------------------------------------------------------

                                                           June 30, December 31,
(Dollars in millions)                                        1999       1998
--------------------------------------------------------------------------------
Indemnified securities on loan............................ $ 86,868   $ 66,236
Loan commitments..........................................   11,548     10,539
Standby letters of credit.................................    2,449      2,129
Letters of credit.........................................      293        220

-------------------------------------------------------------------------------

  On behalf of its customers, State Street lends their securities to creditworthy brokers and other institutions. In certain circumstances, State Street may indemnify its customers for the fair market value of those securities against a failure of the borrower to return such securities. State Street requires the borrowers to provide collateral in an amount equal to or in excess of 102% of the fair market value of the securities borrowed. The borrowed securities are revalued daily to determine if additional collateral is necessary. State Street held, as collateral, cash and U.S. government securities totaling $90 billion and $68 billion for indemnified securities on loan at June 30, 1999, and December 31, 1998, respectively.

  Loan commitments (unfunded loans, asset purchase agreements and unused lines of credit), standby letters of credit and letters of credit are subject to the same credit policies and reviews as loans. The amount and nature of collateral is obtained based upon management's assessment of the credit risk. Approximately 73% of the loan commitments expire one year or less from the date of issue. Since many of the commitments are expected to expire without being drawn, the total commitment amounts do not necessarily represent future cash requirements.

                    Independent Accountants' Review Report

The Stockholders and Board of Directors
State Street Corporation

  We have reviewed the accompanying consolidated statement of condition of State Street Corporation (State Street) as of June 30, 1999, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 1999 and 1998, and the statements of cash flows and changes in stockholders' equity for the six month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of State Street's management.

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

Boston, Massachusetts
July 13, 1999

PART I. ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary

  Earnings per share for the second quarter were $.75 on a diluted basis, an increase of 14% from $.66 in the second quarter of 1998. Revenue grew 14% from $681 million to $773 million. Net income was $123 million, up 14% from $109 million a year ago. Return on stockholders' equity was 20.3%.

Condensed Income Statement--Taxable Equivalent Basis

-------------------------------------------------------------------------------

                                               Three Months Ended June 30,     Six Months Ended June 30,
                                              ------------------------------  -----------------------------
(Dollars in millions, except per share data)   1999    1998    Change    %     1999    1998   Change    %
------------------------------------------------------------------------------------------------------------
Fee revenue:
  Fiduciary compensation:
    Services for Institutional
     Investors................                $   288 $   259  $   29     11  $   563 $   500 $   63     12
    Investment Management.....                    144     121      23     18      277     227     50     22
                                              ------- -------  ------         ------- ------- ------
      Total fiduciary compen-
       sation.................                    432     380      52     13      840     727    113     15
  Foreign exchange trading....                     69      67       2      4      163     142     21     15
  Servicing and processing....                     56      40      16     38      101      79     22     27
  Other.......................                     18       6      12              23       8     15
                                              ------- -------  ------         ------- ------- ------
      Total fee revenue.......                    575     493      82     17    1,127     956    171     18
Net interest revenue..........                    202     192      10      5      405     378     27      7
Provision for loan losses.....                      4       4              1        8       9     (1)   (11)
                                              ------- -------  ------         ------- ------- ------
      Total revenue...........                    773     681      92     14    1,524   1,325    199     15
Operating expenses............                    577     507      70     14    1,134     981    153     16
                                              ------- -------  ------         ------- ------- ------
      Income before income
       taxes..................                    196     174      22     13      390     344     46     14
Income taxes..................                     65      55      10     17      128     109     19     17
Taxable equivalent adjust-
 ment.........................                      8      10      (2)   (18)      17      20     (3)   (12)
                                              ------- -------  ------         ------- ------- ------
      Net income..............                $   123 $   109  $   14     14  $   245 $   215 $   30     14
                                              ======= =======  ======         ======= ======= ======
Earnings Per Share
  Basic.......................                $   .77 $   .67  $  .10     15  $  1.52 $  1.33 $  .19     14
  Diluted.....................                    .75     .66     .09     14     1.49    1.30    .19     15

-------------------------------------------------------------------------------

(Percentage change based on dollars in thousands, except per share data)

Total Revenue

  Total revenue for the quarter was $773 million, up $92 million, or 14%, from a year ago. The increase was due primarily to growth in fee revenue. For the six months ended June 30, 1999, total revenue was $1.5 billion, up $199 million, or 15%, from 1998. The increase was primarily due to growth in fee revenue.

Fee Revenue

  Fee revenue for the second quarter of 1999 accounted for 74% of total revenue and was $575 million, up $82 million, or 17%, over 1998. Fee revenue growth came from fiduciary compensation, servicing and processing fees, and other fee revenue.

  Fiduciary compensation is the largest component of fee revenue and is derived from accounting, custody, daily pricing, information services, securities lending, trusteeship services and investment management. Fiduciary compensation was $432 million, up 13% from a year ago. The increase reflected continued business growth for Services for Institutional Investors and Investment Management.

PART I. ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

  Second quarter fiduciary compensation for Services for Institutional Investors was $288 million, up 11% from the second quarter of 1998, reflecting continued business growth. Revenue growth from servicing U.S. mutual funds primarily reflected growth in assets serviced and new business from existing customers. Total mutual fund assets under custody as of June 30, 1999 increased 23% over the prior year. Services for offshore funds, another contributing factor, reflected a 25% increase in offshore fund assets under custody from the prior year. Revenue from servicing U.S. pension plans increased, reflecting new business with new and existing corporate clients, and securities lending services. Revenue from serving institutional investors outside the United States increased primarily due to new business from existing and new customers. In the second quarter of 1999, total assets under custody reached $5.3 trillion, up 18%, from a year earlier.

  Fiduciary compensation for the Investment Management was $144 million, up 18% from 1998. The increase revenue reflected growth across all services. Assets under management increased 25% to $574 billion from a year earlier.

  Foreign exchange trading revenue rose 4%, to $69 million, from the previous year. Revenue growth this quarter was the result of increased trading volumes, which were largely offset by lower currency volatility.

  Servicing and processing revenue for the second quarter of $56 million was up 38% from 1998, due to very strong performance of the brokerage services business.

  Other fee revenue includes gains and losses on sales of investment securities, leased equipment, and other assets; trading account profits and losses; profit or loss from joint ventures; and amortization of investments in tax-advantaged financings. In the second quarter, other fee revenue increased $12 million over second quarter 1998 primarily due to a $10 million gain on the sale of a non-strategic retained asset account business. In the normal course of business, State Street evaluates its various businesses and divests those assets that are deemed to be non-core and non-strategic.

  For the six months ended June 30, 1999, fee revenue was $1.1 billion, up $171 million, or 18% from a year ago. Fiduciary compensation increased $113 million, or 15%. Foreign exchange trading revenue increased $21 million, or 15%.

Net Interest Revenue

  Taxable-equivalent net interest revenue for the second quarter was $202 million, up $10 million, or 5%, from a year ago. This increase was driven by growth in State Street's balance sheet, largely offset by the effects of lower interest rates. Sustained lower interest rates had a constraining effect on State Street's net interest revenue growth rate. In serving institutional investors worldwide, State Street provides short-term funds management including deposit services and repurchase agreements for cash positions associated with customers' investment activities. The revenue associated with deposit services and repurchase agreements, as well as from lending and lease financing activities, is recorded as net interest revenue. State Street's customers, in conjunction with their worldwide investment activities, increased use of deposits and securities sold under repurchase agreements, which were invested primarily in low-risk assets. Average securities purchased under resale agreements increased to $16.5 billion, up $4.8 billion from a year ago. Average interest-earning assets increased $10.9 billion, or 28%, to $50.3 billion from the same quarter last year.

PART I. ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
  Net interest margin, which is defined as taxable-equivalent net interest revenue as a percent of average interest-earning assets, declined from 1.96% in the second quarter 1998 to 1.61% in the second quarter of 1999, due to lower interest rates in the United States, the European community and elsewhere.

-------------------------------------------------------------------------------

                                                   Three Months Ended June 30,
                                                   ----------------------------
                                                       1999           1998
                                                   -------------  -------------
                                                   Average        Average
(Dollars in millions)                              Balance  Rate  Balance  Rate
--------------------------------------------------------------------------------
Interest-earning assets........................... $ 50,274 4.93% $ 39,366 5.70%
Interest-bearing liabilities......................   43,616 3.83    33,132 4.45
                                                            ----           ----
  Excess of rates earned over rates paid..........          1.11%          1.25%
                                                            ====           ====
  Net Interest Margin.............................          1.61%          1.96%
                                                            ====           ====

-------------------------------------------------------------------------------

  For the six months ended June 30, 1999, taxable equivalent net interest revenue was $405 million, up $27 million, or 7%, from the same period in 1998.

Operating Expenses

  Operating expenses for the quarter were $577 million, up 14%, from $507 in the second quarter of 1998. The year-over-year increase is the result of investments for supporting growth and expansion into new non-U.S. markets.

  Salaries and employee benefits were $323 million in the second quarter, up 10% from last year primarily due to increased staffing in support of business growth. Second quarter staffing was up 6% from a year ago. Effective January 1, 1999, State Street adopted AICPA Statement of Position (SOP) 98-1 which requires the capitalization of certain compensation costs relating to internal-use, software development projects. During the second quarter of 1999, State Street capitalized approximately $4 million in salary and related benefit costs as a result of adopting SOP 98-1. See Note A to the Consolidated Financial Statements for a more detailed discussion.

  Information systems and communications expense was $73 million in the second quarter, up 24% from last year, reflecting capacity expansion, primarily information technology, including mainframes, storage hardware, servers and software, to increase State Street's ability to handle increased business volume.

  Transaction processing services expense was $57 million in the second quarter, up 21% from last year, reflecting increased activity in brokerage services and increased use of service bureaus to support business activity.

  Occupancy expense was $46 million in the second quarter, up 14% from last year, and reflects additional office space required to support business expansion, including non-U.S. sites.

  For the six-months ended June 30, 1999, operating expenses were up $153 million, or 16%, from the first six months of 1998.

Income Taxes

  Taxes for the second quarter 1999 were $65 million, up from $55 million a year ago. The effective tax rate for the second quarter was 34.4%; which compares to 33.8% for the second quarter of 1998 and 33.6% for the full year 1998. The year-over-year increase in the effective tax rate resulted primarily from a change in investment strategy.

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

  This program covers six major areas of Year-2000 readiness: information technology infrastructure, global data networks, core application software, business area supported applications, facilities and third-party suppliers. Information technology infrastructure, global data networks and core application software make up what is commonly referred to as information technology ("IT") systems. More specifically, information technology infrastructure is the hardware and system software required to support the core application software, which consists of State Street's custody, accounting, deposits, loans, cash management and investment management systems. Global data networks consist of the wide and local area networks and telephone/PBX systems. Business area supported applications are those desktop applications developed and supported by non-IT areas and include office equipment, such as fax machines. Facilities is the embedded technology used throughout State Street's offices, for example, in the uninterrupted power supply, fire alarms, security, and heating and air-conditioning systems. Third-party suppliers refers to all external parties that have the potential to affect State Street's ability to deliver Year-2000 ready products and services.

  State Street engaged a consulting firm at the onset of the Resolution 2000 program to assist in the area of program management and to provide technical professional resources to the program as required. This firm was selected for its recognized leadership in management of large-scale information technology programs and for its established methodology. This methodology forms the basis for State Street's activities, in conjunction with its consultant, in applying the Resolution 2000 program to the core application software area. Using this methodology, State Street follows a phased approach that includes identifying and validating an inventory of potentially date-sensitive items; assigning a business risk rating to each item; assessing the Year-2000 readiness status of each item; taking corrective action to renovate, replace, retire, upgrade or outsource to achieve Year-2000 readiness; validating Year-2000 readiness through several levels of testing (regression, internal, and external Year-2000 testing), and developing and validating business-resumption contingency plans for each critical business function as required. The methodology and phased approach are being applied to all other areas of the Resolution 2000 program in performing similar activities.

  A central program management office, global Year-2000 readiness teams and a corporate oversight structure support the Resolution 2000 program. Program updates, progress reports and critical matters are regularly communicated to senior management and to the Board of Directors.

  The Resolution 2000 program activities are incorporated into State Street's corporate risk-management functions. In addition, these program activities are subject to reviews, which include internal audits and regulatory examinations performed by the Federal Reserve Bank.

  State of Readiness. State Street has met the Federal Financial Institutions Examination Council ("FFIEC") readiness guidelines as of June 30, 1999. State Street has completed testing for all mission-critical projects, and contingency planning efforts are substantially complete. All remaining non-critical projects are expected to be completed in the third quarter.

PART I. ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

  Progress as of June 30, 1999 is as follows:

-------------------------------------------------------------------------------

                                                         Regression
                                                        Testing and   Internal
                                                         Production   Year-2000
                                            Correction Implementation  Testing
                                            ---------- -------------- ---------
   IT infrastructure.......................    100%         100%         100%
   Global data networks....................    100          100          100
   Core application software...............    100           99           99
   Business area supported applications....    100           99           99
   Facilities..............................     99           99          100
-------------------------------------------------------------------------------


  Progress at June 30, 1999 related to third parties, the readiness of which could affect State Street's ability to deliver Year-2000 ready products and services, is as follows:

  Internal communications with vendors to obtain information on the Year-2000 readiness status of the products and services provided to State Street have been completed, and a program for monitoring purchases has been implemented. State Street has completed development of remediation contingency plans for those products and services that are considered high-risk. Key vendors were asked to present updates to State Street on their Year-2000 readiness programs and related progress. Year-2000 readiness assessments of key vendors have been completed, and the focus has turned to implementation of business-resumption contingency planning.

  Year-2000 readiness has been incorporated into State Street's existing due diligence procedures performed with business partners and counterparties. Year-2000 assessments of business partners and counterparties have been completed, and the focus has turned to implementation of business-resumption contingency planning.

  Year-2000 readiness has been incorporated into the existing due diligence procedures for State Street's subcustodian bank network. State Street has completed its analysis of subcustodians' readiness and will continue to actively monitor the progress of the subcustodian bank network. As of June 30, 1999, testing efforts with subcustodians, either direct or by proxy, were substantially complete. In addition, State Street has contingency plans in place that include, where appropriate, identification of alternative subcustodian banks in each of State Street's markets.

  During the second quarter of 1999, State Street successfully completed the final stages of testing with key industry service providers such as the Federal Reserve, Depository Trust Company ("DTC") and 400 securities industry firms, including brokerage companies, stock exchanges and clearing organizations. Preliminary results of these tests indicated that no Year-2000 problems were encountered. External testing efforts with customers, industry service providers, data service providers and key partners are substantially complete. Remaining tests are expected to be completed in the third quarter.

  Operational Readiness Progress as of June 30, 1999. Building upon the solid corporate-wide progress achieved during the Readiness Phase of its comprehensive Resolution 2000 program, State Street is now entering the Operational Readiness Phase. Operational Readiness is the final stage of planning, validation and implementation of workflow within each business, operations and support unit, as necessary to support a smooth operational transition to the Year 2000. Operational Readiness includes four elements:
Clean Management, Contingency Planning, Operational Planning and Event
Management.

  Clean Management is the process for controlling changes and additions to State Street's environments so that Year-2000 risks inherent in any change or addition are understood and effectively mitigated. Clean

PART I. ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Management involves a series of increasingly tightened controls, leading up to a moratorium or freeze on changes that is planned for the fourth quarter of 1999.

  Contingency Planning addresses and plans for potential failures in critical business functions. State Street cannot control the success of its or a third party's readiness program. In instances where the risk of Year-2000 readiness failure is high and there is potential for State Street not providing or not receiving a compliant product, State Street has developed business contingency plans. Validation of these plans is substantially complete and is expected to be completed in the third quarter. To mitigate the effects of State Street's or significant customers', suppliers' or vendors' potential failure to remediate a Year-2000 issue in a timely manner, State Street would take reasonable contingency actions. These may include using alternative sources of supplies or services, manual workarounds or other event management. The ultimate goal in developing contingency plans is to have an uninterrupted flow of information between State Street and third parties with whom it interacts in the Year 2000 and beyond.

  Event Management represents State Street's Year-2000 related activities during critical event periods. State Street has instituted an Event Management process whereby each business unit will develop a core communication strategy, supported by a central Corporate Communications Center. Event Management will begin prior to December 31, 1999, with the monitoring of business and market trends for the purposes of early issue detection, and will continue into the first quarter of 2001. As the cornerstone for the Event Management process, State Street has developed an Operational Planning process which entails the development of corporate-wide monitoring plans by business and support areas to track the state of affairs worldwide (including major market and infrastructure events) throughout critical event periods. The operational planning process builds upon State Street's existing response infrastructure. The goal of the Operational Planning and Event Management processes is to provide an organized structure for the early identification and resolution of core issues that may arise corporate-wide with respect to the Year 2000. State Street expects to have its final Operational Planning and Event Management plans in place during the third quarter of 1999. Corporate-wide "dress rehearsals", in which State Street will conduct internal simulations of critical event scenarios, have been scheduled and will take place throughout the fourth quarter of 1999.

  Risks of Year-2000 Issues. State Street's businesses are substantially dependent upon its data processing software and hardware systems and upon its ability to process information for others. If the Corporation failed to be Year-2000 ready, as compared to its competitors, there could be an adverse effect on State Street's business. In addition, since the Corporation and its subsidiaries are regulated by federal, state, and local banking authorities and securities regulators, failure to be Year-2000 compliant could subject State Street to formal supervisory or enforcement actions, which could have an adverse impact on State Street's business.

  State Street works with various third parties, including customers, vendors and intermediaries. Failure of any key third party to be Year-2000 ready could adversely affect State Street's business. Implementation by State Street of its Operational Readiness program is designed to address potential Year-2000 failures, but the risks to State Street associated with the Year 2000 lie not only with individual systems, but could also be compounded by the potential failure of multiple, interactive systems simultaneously. The cumulative effect of codependencies in the global markets in which State Street does business could potentially challenge overall Year-2000 readiness of any single participant.

  The failure to correct a material Year-2000 problem could result in legal liability to the Corporation. On July 20, 1999, the President signed into law the Y2K Act which, among other things, addresses contractual and tort liability of corporations, and gives corporations such as State Street an opportunity to cure Year-2000 problems and places responsibilities on others to mitigate risks about which they reasonably should have been aware.

PART I. ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

  Due to the general uncertainty inherent in the Year-2000 issues, the Corporation is unable to determine whether the consequences of Year-2000 failures will have a material impact on State Street's results of operations, liquidity or financial condition. State Street's efforts and expenditures in connection with its Resolution 2000 program, including its efforts regarding the readiness of key third parties and its contingency planning, is intended to reduce the level of uncertainty about the effects of the Year-2000 issues on State Street's business. The Corporation believes that with the completion of its Resolution 2000 program as scheduled, the possibility of significant interruptions of the normal business operations of the Corporation will have been significantly reduced.

  Costs. Management currently estimates the aggregate cost of the Resolution 2000 program to be less than 2% of total operating expenses for the five-year period 1996-2000. As of June 30, 1999, cumulative program expenditures were $102 million, of which $16 million was incurred during the second quarter of 1999. Such costs are expensed as incurred and include approximately 500 full-time and part-time staff and consultants, equipment and other expenses.

  State Street has delayed certain IT projects unrelated to Year-2000 readiness due to resources committed to the Resolution 2000 program. The impact of these delays is not expected to have a material adverse impact on State Street's financial condition or results of operations.

Credit Quality

  At June 30, 1999, total loans, net of allowance for loan losses, were $7.3 billion, and the allowance for loan losses was $88 million, a decrease from $93 million a year ago. During the quarter ended June 30, 1999, net charge-offs for the quarter were $1 million, and the provision for loan losses charged against income was $4 million, equal to $4 million a year ago. At June 30, 1999, non-performing loans were $17 million. This compares to $20 million in the prior quarter and $9 million a year ago.

Lines of Business

  Following is a summary of line of business operating results for the six months ended June 30:

-------------------------------------------------------------------------------
                               Services for         Investment    Commercial
                          Institutional Investors   Management      Lending
Taxable equivalent basis  -----------------------   ------------  ------------
(Dollars in millions)        1999         1998      1999   1998   1999   1998
-------------------------------------------------------------------------------
Fee revenue:
  Fiduciary compensa-
   tion.................. $       563  $       500  $ 277  $ 227  $      $
  Foreign exchange trad-
   ing...................         163          142
  Other..................          60           46     36     11     28     30
                          -----------  -----------  -----  -----  -----  -----
    Total fee revenue....         786          688    313    238     28     30
Net interest revenue.....         277          263     22     20     98     86
                          -----------  -----------  -----  -----  -----  -----
    Total revenue........       1,063          951    335    258    126    116
Operating expense........         806          717    273    215     55     49
                          -----------  -----------  -----  -----  -----  -----
    Income before income
     taxes............... $       257  $       234  $  62  $  43  $  71  $  67
                          ===========  ===========  =====  =====  =====  =====
Pre-tax margin...........          24%          25%    19%    17%    56%    58%
Average assets (bil-
 lions).................. $      46.8  $      36.5  $ 1.2  $ 1.0  $ 5.1  $ 4.3

-------------------------------------------------------------------------------

PART I. ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

  Services for Institutional Investors. Services for Institutional Investors include accounting, custody, daily pricing, and information services. Customers around the world include mutual funds and other collective investment funds, corporate and public pension plans, corporations, investment managers, non-profit organizations, unions, and other holders of investment assets. Institutional investors are offered State Street services, including foreign exchange, cash management, securities lending, fund administration, recordkeeping, banking services, and deposit and short-term investment facilities. These services support institutional investors in developing and executing their strategies, enhancing their returns, and evaluating and managing risk. Revenue from this line of business comprised 70% of State Street's total revenue for the six months ended June 30, 1999.

  Revenue for the six months ended June 30, 1999 increased to $1.1 billion, up 12% from $951 million reported for the first half of 1998. The increase in revenue was primarily driven by additional revenue from existing customers and market appreciation of assets under custody. Fee revenue was up $98 million, or 14%, due to growth in fiduciary compensation and other fee revenue. Fiduciary compensation, up 13%, reflected revenue increases from accounting, custody, securities lending and other services for mutual funds, U.S. pension plans, and customers outside the United States. Foreign exchange trading revenue grew 15% from a year ago due to growth in the volume of transactions and volatility within currency markets. Net interest revenue, up 5%, reflected balance sheet growth from the increased use of securities sold under repurchase agreements and deposits by institutional investors, offset by lower interest rates and spread compression.

  Operating expenses for the six months ended June 30, 1999 were $806 million, 12% higher than a year ago, supporting business growth and investment for future growth. Income before income taxes was $257 million, an increase of $23 million, or 10%, from 1998.

  Investment Management. State Street manages financial assets worldwide for both institutions and individuals and provides related services, including participant services for defined contribution and other employee benefit programs, and brokerage services. Investment management offers a broad array of services, including passive and active equity, money market, and fixed income strategies. Revenue from this line of business comprised 22% of State Street's total revenue for the first six months of 1999.

  Fiduciary compensation, for the first six months of 1999, grew 22%, to $277 million, due to growth across all services, including investment management for institutional investors reflecting expanded relationships with existing customers and new business. Revenue growth was driven principally by customers' use of passive international and domestic equity strategies, securities lending and fixed income strategies. Revenue from providing participant services to defined contribution and other employee benefit programs grew as a result of both new business and growth in existing business.

  Operating expenses increased $58 million, or 27%, for the first six months of 1999, reflecting the addition of information systems, staff and office space to expand the product line and broaden State Street's worldwide reach. Income before income taxes for the first half of 1999 was $62 million, an increase of $19 million, or 44%, from the first half of 1998.

  Commercial Lending. Reported in this line of business are lending activities and other banking services, including trade finance, cash management and deposit services for regional middle-market companies, companies in selected industries, and institutional investor customers. Commercial Lending also includes the lease financing portfolio comprised primarily of large capital equipment transactions. Revenue from this line of business comprised 8% of State Street's total revenue for the first six months of 1999.

  Revenue grew $10 million for the first six months of 1999, up 9% from a year ago, due primarily to a higher volume of lending and lease financing.

PART I. ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

  Operating expenses increased $6 million, or 12%, for the six months ended June 30, 1999. Income before income taxes was $71 million, an increase of $4 million, or 6%, from 1998.

  In May 1999, State Street announced that it had entered into a definitive agreement to sell its commercial and retail banking businesses to Citizens Financial Group. These businesses include lending, cash management and deposit services for New England regional, middle-market companies and companies in selected industries. At June 30, 1999, the associated loans and deposits totaled approximately $2.3 billion and $1.1 billion, respectively. The transaction, which is subject to regulatory approval, is likely to be completed during the fourth quarter of 1999. Management anticipates the earnings impact of the sold businesses to be slightly dilutive, 5 to 7%, based on the first six months of 1999 pro forma results, and expects to improve upon that by investing in its core businesses and continuing global expansion.

  State Street will continue to offer lending and banking services to institutional and global trade banking customers, including credit, deposit and cash management services, and lease financing for large capital equipment transactions.

New Accounting Developments

  Information related to new accounting developments appears in Note A to the Consolidated Financial Statements.

Liquidity and Capital

  Liquidity. The primary objective of State Street's liquidity management is to ensure that the Corporation has sufficient funds to meet its commitments and business needs, and to accommodate the transaction and cash management requirements of its customers. Liquidity is provided by State Street's access to global debt markets, its ability to gather additional deposits from its customers, maturing short-term assets, the sale of securities and payment of loans. Customer deposits and other funds provide a multi-currency, geographically diverse source of liquidity. State Street maintains a large portfolio of liquid assets. As of June 30, 1999, the Corporation's liquid assets were 80% of total assets.

  Capital. State Street's objective is to maintain a strong capital base in order to provide financial flexibility for its business needs, including funding corporate growth and customers' cash management needs. As a state-chartered bank and member of the Federal Reserve System, State Street Bank, State Street's principal subsidiary, is regulated by the Federal Reserve Board, which has established guidelines for minimum capital ratios. State Street has developed internal capital adequacy policies to ensure that State Street Bank meets or exceeds the level required for the "well capitalized" category, the highest of the Federal Reserve Board's five capital categories. State Street's capital management emphasizes risk exposure rather than simple asset levels. At June 30, 1999, the Bank's Tier 1 risk-based capital ratio was 11.6% and the Corporation's Tier 1 risk-based capital ratio was 12.8%. Both significantly exceed the regulatory minimum of 4%. See Note E to the Consolidated Financial Statements for further information.

  State Street's Board of Directors has authorized the purchase of State Street common stock for use in employee benefit programs and for general corporate purposes. State Street purchased 200,000 shares in the second quarter of 1999 as part of the stock purchase program. As of June 30, 1999, an additional 2.9 million shares may be purchased within the stock purchase program. There were an additional 6,000 shares acquired during the second quarter of 1999 for other deferred compensation plans that are not part of the stock purchase program.

PART I. ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Trading Activities: Foreign Exchange and Interest Rate Sensitivity

  As part of its trading activities, the Corporation assumes positions in both the foreign exchange and interest rate markets by buying and selling cash instruments and using financial derivatives, including forward foreign exchange contracts, foreign exchange and interest rate options, and interest rate swaps. As of June 30, 1999, the notional amount of these derivative instruments was $129.2 billion, of which $125.2 billion were foreign exchange forward contracts. Long and short foreign exchange forward positions are closely matched to minimize currency and interest rate risk. All foreign exchange contracts are valued daily at current market rates.

  The Corporation uses a variety of risk measurement and estimation techniques including value at risk. Value at risk is an estimate of potential loss for a given period of time within a stated statistical confidence interval. State Street uses a sophisticated risk management system to estimate value at risk daily for all material trading positions. The Corporation has adopted standards for estimating value at risk, and maintains capital for market risk, in accordance with the Federal Reserve's Capital Adequacy Guidelines for market risk. Value at risk is estimated for a 99% one-tail confidence interval and an assumed one-day holding period using an historical observation period of one year. A 99% one-tail confidence interval implies that daily trading losses should not exceed the estimated value at risk more than 1% of the time, or approximately three days out of the year. The methodology utilizes a simulation approach and is based on observed changes in interest rates and foreign exchange rates, and takes into account the resulting diversification benefits provided from the mix of the Corporation's trading positions.

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

Value at Risk as of June 30, 1999,

--------------------------------------------------------------------------------
(Dollars in millions)                                    Average Maximum Minimum
--------------------------------------------------------------------------------
1999:
  Foreign exchange contracts............................  $ 1.8   $ 3.7   $ .8
  Interest rate contracts...............................     .2      .5
1998:
  Foreign exchange contracts............................  $  .8   $ 1.8   $ .3
  Interest rate contracts...............................     .1      .2

-------------------------------------------------------------------------------

  State Street compares actual daily profit and losses from trading activities to estimated one-day value at risk. During the first half of 1999, State Street did not experience any one-day trading loss in excess of its end of day value at risk estimate.

Financial Goals and Factors That May Affect Them

  State Street's primary financial goal is sustainable real growth in earnings per share. The Corporation has two supporting goals. The revenue goal is a 12.5% real, or inflation adjusted, compound annual growth rate of revenue through 2010. This translates to approximately a 15% nominal compound annual growth rate for the decade to date. The goal for return on common stockholders equity is to achieve 18%.

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

  Interest rates. Market interest rate levels, the shape of the yield curve and the direction of interest rate changes affect net interest revenue as well as fiduciary compensation from securities lending. All else being equal, in the short term, State Street's net interest revenue benefits from falling interest rates and is negatively affected by rising rates because interest-bearing liabilities reprice sooner than interest-earning assets. In general, sustained lower interest rates have a constraining effect on the net interest revenue growth rate.

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

  State Street uses appropriate trademark, trade secret, copyright and other proprietary rights procedures to protect its technology, and has applied for a limited number of patents in connection with certain software programs. The Corporation believes that patent protection is not a significant competitive factor and that State Street's success depends primarily upon the technical expertise and creative abilities of its employees, and the ability of the Corporation to continue to develop, enhance and market its innovative business processes and systems. However, in the event a third party asserts a claim of infringement of its proprietary rights, obtained through patents or otherwise, against the Corporation, State Street may be required to spend significant resources to defend against such claims, develop a non-infringing program or process, or obtain a license to the infringed process.

  Year-2000 modifications. The costs and projected completion dates for State Street's Year-2000 program are estimates. Factors that may cause material differences include the availability and cost of systems and personnel, non-compliance of third-party providers, and similar uncertainties. If necessary modifications and conversions are not completed in time, the Year-2000 issues could affect State Street's performance.

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

PART 1. ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

  See information under the caption "Trading Activities: Foreign Exchange and Interest Rate Sensitivity" on pages 23 and 24.

PART II - Other Information

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibit Index

 Exhibit
 Number                                                     Page of this Report
 -------                                                    -------------------
   10    401(k) Restoration and Voluntary Deferral Plan..            29
   12    Ratio of Earnings to Fixed Charges .............            58
             Letter regarding unaudited interim financial
   15    information ....................................            59
   27    Financial data schedule ........................            60

  (b) Reports on Form 8-K

  A current report on Form 8-K dated May 6, 1999, was filed by the Registrant on May 7, 1999 with the Securities and Exchange Commission which reported a definitive agreement to sell its commercial and retail banking businesses to Citizens Financial Group. The transaction, which is subject to regulatory approval, is likely to close during the fourth quarter of 1999.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          State Street Corporation

Date: August 9, 1999                              /s/ Ronald L. O'Kelley
                                          By: _________________________________
                                                   Ronald L. O'Kelley
                                           Executive Vice President and Chief
                                                    Financial Officer



Date: August 9, 1999                                /s/ Rex S. Schuette
                                          By: _________________________________
                                                     Rex S. Schuette
                                             Senior Vice President and Chief
                                                   Accounting Officer