Form 10-Q
period 1999-09-30
STATE STREET CORP
filed 1999-11-15
CIK 93751

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                      -----------------------------------

                                   Form 10-Q


     [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly Period Ended September 30, 1999


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

The number of shares of the Registrant's Common Stock outstanding on October 31, 1999 was 159,976,514.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            STATE STREET CORPORATION

                               Table of Contents

                                                                          Page
                                                                          ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Income........................................   1
Consolidated Statement of Condition......................................   3
Consolidated Statement of Cash Flows.....................................   4
Consolidated Statement of Changes in Stockholders' Equity................   5
Notes to Consolidated Financial Statements...............................   6
Independent Accountants' Review Report...................................  14

Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations...................................................  15

Item 3. Quantitative and Qualitative Disclosure About Market Risk........  26

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds........................  26

Item 6. Exhibits and Reports on Form 8-K.................................  26

Signatures...............................................................  27


Exhibits

PART I. ITEM 1.
FINANCIAL STATEMENTS

Consolidated Statement of Income - State Street Corporation (Unaudited)

--------------------------------------------------------------------------------

(Dollars in millions, except per share data) Three months
ended September 30,                                            1999     1998
------------------------------------------------------------------------------
Fee Revenue
Fiduciary compensation...................................... $    452 $    379
Foreign exchange trading....................................       68       73
Servicing and processing....................................       47       48
Other.......................................................        4       11
                                                             -------- --------
 Total fee revenue..........................................      571      511
Net Interest Revenue
Interest revenue............................................      626      602
Interest expense............................................      428      415
                                                             -------- --------
 Net interest revenue.......................................      198      187
Provision for loan losses...................................        4        4
                                                             -------- --------
 Net interest revenue after provision for loan losses.......      194      183
                                                             -------- --------
 Total Revenue..............................................      765      694
Operating Expenses
Salaries and employee benefits..............................      321      297
Information systems and communications......................       73       62
Transaction processing services.............................       60       49
Occupancy...................................................       48       43
Other.......................................................       74       77
                                                             -------- --------
 Total operating expenses...................................      576      528
                                                             -------- --------
 Income before income taxes.................................      189      166
Income taxes................................................       63       55
                                                             -------- --------
 Net Income................................................. $    126 $    111
                                                             ======== ========
Earnings Per Share
 Basic...................................................... $    .78 $    .69
 Diluted....................................................      .77      .68
Average Shares Outstanding (in thousands)
 Basic......................................................  160,829  161,145
 Diluted....................................................  163,316  163,906
Cash Dividends Declared Per Share .......................... $    .15 $    .13

--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

PART I. ITEM 1.
FINANCIAL STATEMENTS (continued)

Consolidated Statement of Income - State Street Corporation (Unaudited)

--------------------------------------------------------------------------------

(Dollars in millions, except per share data) Nine months
ended September 30,                                            1999     1998
------------------------------------------------------------------------------
Fee Revenue
Fiduciary compensation...................................... $  1,292 $  1,106
Foreign exchange trading....................................      231      215
Servicing and processing....................................      148      127
Other.......................................................       27       19
                                                             -------- --------
 Total fee revenue..........................................    1,698    1,467
Net Interest Revenue
Interest revenue............................................    1,800    1,649
Interest expense............................................    1,214    1,104
                                                             -------- --------
 Net interest revenue.......................................      586      545
Provision for loan losses...................................       12       13
                                                             -------- --------
 Net interest revenue after provision for loan losses.......      574      532
                                                             -------- --------
 Total Revenue..............................................    2,272    1,999
Operating Expenses
Salaries and employee benefits..............................      953      857
Information systems and communications......................      218      174
Transaction processing services.............................      169      146
Occupancy...................................................      140      121
Other.......................................................      230      211
                                                             -------- --------
 Total operating expenses...................................    1,710    1,509
                                                             -------- --------
 Income before income taxes.................................      562      490
Income taxes................................................      192      165
                                                             -------- --------
 Net Income................................................. $    370 $    325
                                                             ======== ========
Earnings Per Share
 Basic...................................................... $   2.30 $   2.02
 Diluted....................................................     2.26     1.98
Average Shares Outstanding (in thousands)
 Basic......................................................  160,939  161,080
 Diluted....................................................  163,794  164,214
Cash Dividends Declared Per Share........................... $    .44 $    .38

--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

PART I. ITEM 1.
FINANCIAL STATEMENTS (continued)

Consolidated Statement of Condition - State Street Corporation


--------------------------------------------------------------------------------

                                                    September 30, December 31,
(Dollars in millions)                                   1999          1998
------------------------------------------------------------------------------
                                                     (Unaudited)
Assets
Cash and due from banks............................   $  1,573      $  1,365
Interest-bearing deposits with banks...............     14,076        12,085
Securities purchased under resale agreements and
 securities borrowed...............................     13,312        13,979
Federal funds sold.................................        230
Trading account assets.............................        510           335
Investment securities (principally available-for-
 sale).............................................     14,354         9,737
Loans (less allowance of $92 and $84)..............      7,034         6,225
Premises and equipment.............................        726           700
Accrued income receivable..........................        686           610
Other assets.......................................      2,471         2,046
                                                      --------      --------
   Total Assets....................................   $ 54,972      $ 47,082
                                                      ========      ========
Liabilities
Deposits:
 Noninterest-bearing...............................   $  7,539      $  8,386
 Interest-bearing:
  Domestic.........................................      2,720         2,520
  Non-U.S..........................................     21,694        16,633
                                                      --------      --------
   Total deposits..................................     31,953        27,539
Securities sold under repurchase agreements........     15,398        12,563
Federal funds purchased............................        924           914
Other short-term borrowings........................        622           431
Accrued taxes and other expenses...................      1,007           943
Other liabilities..................................      1,684         1,459
Long-term debt.....................................        922           922
                                                      --------      --------
   Total Liabilities...............................     52,510        44,771
Stockholders' Equity
Preferred stock, no par: authorized 3,500,000;
 issued none.......................................
Common stock, $1 par: authorized 250,000,000;
 issued 167,225,000 and 167,225,000................        167           167
Surplus............................................         47            63
Retained earnings..................................      2,572         2,272
Net unrealized (losses) gains......................        (40)           22
Treasury stock, at cost (7,315,000 and 6,560,000
 shares)...........................................       (284)         (213)
                                                      --------      --------
   Total Stockholders' Equity......................      2,462         2,311
                                                      --------      --------
   Total Liabilities and Stockholders' Equity......   $ 54,972      $ 47,082
                                                      ========      ========

--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

PART I. ITEM 1.
FINANCIAL STATEMENTS (continued)

Consolidated Statement of Cash Flows - State Street Corporation (Unaudited)


--------------------------------------------------------------------------------

(Dollars in millions) Nine months ended September 30,            1999     1998
---------------------------------------------------------------------------------
Operating Activities
Net Income....................................................  $   370  $   325
Non-cash charges for depreciation, amortization, provision for
 loan losses and deferred income taxes .......................      253      274
                                                                -------  -------
     Net income adjusted for non-cash charges.................      623      599
Adjustments to reconcile to net cash (used) provided by
 operating activities:
  Securities gains, net.......................................      (11)      (6)
  Net change in:
   Trading account assets.....................................     (175)    (105)
   Other, net.................................................     (271)     207
                                                                -------  -------
     Net Cash Provided by Operating Activities................      166      695
                                                                -------  -------
Investing Activities
Payments for purchases of:
 Available-for-sale securities................................   (9,685)  (5,166)
 Held-to-maturity securities..................................     (667)  (1,993)
 Lease financing assets.......................................     (171)    (738)
 Premises and equipment.......................................     (148)    (200)
Proceeds from:
 Maturities of available-for-sale securities..................    4,192    5,418
 Maturities of held-to-maturity securities....................      641    1,704
 Sales of available-for-sale securities.......................      804      755
 Principal collected from lease financing.....................       55       63
Net (payments for) proceeds from:
 Interest-bearing deposits with banks.........................   (1,991)  (2,209)
 Federal funds sold, resale agreements and securities
  borrowed....................................................      437  (10,002)
 Loans........................................................     (746)    (556)
                                                                -------  -------
     Net Cash Used by Investing Activities....................   (7,279) (12,924)
                                                                -------  -------
Financing Activities
Proceeds from issuance of:
 Long-term debt...............................................               149
 Non-recourse debt for lease financing........................      127      524
 Treasury stock...............................................       20       17
Payments for:
 Non-recourse debt for lease financing........................      (80)     (95)
 Maturity of notes payable....................................               (44)
 Long-term debt...............................................       (1)      (1)
 Cash dividends...............................................      (70)     (61)
 Purchase of common stock.....................................     (125)     (88)
Net proceeds from:
 Deposits.....................................................    4,414    3,037
 Short-term borrowings........................................    3,036    8,490
                                                                -------  -------
     Net Cash Provided by Financing Activities................    7,321   11,928
                                                                -------  -------
     Net Increase (Decrease)..................................      208     (301)
Cash and due from banks at beginning of period................    1,365    2,411
                                                                -------  -------
     Cash and Due From Banks at End of Period.................  $ 1,573  $ 2,110
                                                                =======  =======
Supplemental Disclosure
 Interest paid................................................    1,215    1,091
 Income taxes paid............................................   $   57   $   94

--------------------------------------------------------------------------------

The accompanying notes are in integral part of these financial statements.

PART I. ITEM 1.
FINANCIAL STATEMENTS (continued)

Consolidated Statement of Changes in Stockholders' Equity - State Street Corporation (Unaudited)


--------------------------------------------------------------------------------

(Dollars in millions, except share data) Nine
months ended September 30,                            1999            1998
--------------------------------------------------------------------------------
Common Stock
Balance at end of period (no change during
 period)......................................... $   167         $   167
Surplus
Balance at beginning of period...................      63             102
Treasury stock issued............................     (54)            (54)
Stock options exercised..........................      38              17
                                                  -------         -------
 Balance at end of period........................      47              65
                                                  -------         -------
Retained Earnings
Balance at beginning of period...................   2,272           1,920
Net Income.......................................     370  $ 370      325  $ 325
Cash dividends declared ($.44 and $.38 per
 share)..........................................     (70)            (61)
                                                  -------         -------
 Balance at end of period........................   2,572           2,184
                                                  -------         -------
Net Unrealized Gains (Losses)--Other
 Comprehensive Income
Balance at beginning of period...................      22              11
Foreign currency translation.....................      (4)    (4)       3      3
Change in net unrealized holdings on available-
 for-sale securities.............................     (58)   (58)       9      9
                                                  -------  -----  -------  -----
                                                             (62)             12
                                                           -----           -----
 Balance at end of period........................     (40)             23
                                                  -------         -------
Comprehensive Income.............................          $ 308           $ 337
                                                           =====           =====
Treasury Stock, at Cost
Balance at beginning of period...................    (213)           (205)
Common stock acquired (1,894,000 and 1,500,000
 shares).........................................    (125)            (88)
Treasury stock issued (1,139,000 and 1,536,000
 shares).........................................      54              72
                                                  -------         -------
 Balance at end of period........................    (284)           (221)
                                                  -------         -------
  Total Stockholders' Equity..................... $ 2,462         $ 2,218
                                                  =======         =======

--------------------------------------------------------------------------------

The accompanying notes are in integral part of these financial statements.

PART I. ITEM 1.
FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements - State Street Corporation
(Unaudited)


Note A--Basis of Presentation

  State Street Corporation ("State Street" or the "Corporation") is a financial services corporation that provides banking, trust, investment management, global custody, administration and information services to both U.S. and non-U.S. customers. State Street reports three lines of business. Services for Institutional Investors include accounting, custody, daily pricing, administration, foreign exchange, cash management and information services to support institutional investors. Investment Management provides an extensive array of services for managing financial assets worldwide for both institutional and individual investors as well as recordkeeping, administration and investment services for defined contribution plans and other employee benefit programs. Commercial Lending includes lending activities and other banking services for regional middle-market companies, companies in selected industries and institutional investor customers, along with capital lease financing.

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

  Effective for the year ended December 31, 1998 and all ensuing periods, State Street adopted disclosures required by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The requirements of this statement are presented in Note H to the Consolidated Financial Statements.

  Effective January 1, 1999, State Street adopted AICPA Statement of Position
(SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 requires the capitalization of certain compensation costs relating to internal-use software development projects. State Street's policy is to capitalize costs relating to systems development projects that provide significant functionality enhancement. State Street considers projects for capitalization that are expected to yield long-term operational benefits, such as replacement systems or new applications which result in operational efficiencies and/or incremental revenue streams. Software development projects that modify existing applications to achieve regulatory compliance or which extend the lives of existing software are deemed maintenance and are expensed as incurred. In addition, software customization costs relating to specific customer enhancements are expensed as incurred. During the first nine months of 1999, State Street capitalized approximately $12 million of salary and related benefit costs as a result of adopting SOP 98-1.

  SFAS Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998. This statement requires companies to record the fair value of derivatives on the balance sheet as assets or liabilities. Fair market valuation adjustments for derivatives meeting hedge criteria will be recorded in either other comprehensive income or through earnings in the Consolidated Statement of Income, depending on their classification. Derivatives used for trading purposes will continue to be marked to market through earnings. State Street will adopt this statement, as required, beginning January 1, 2001. Management does not expect the adoption of this statement to have a material impact on the financial statements.

PART I. ITEM 1.
FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements - State Street Corporation
(Unaudited)


Note A--Basis of Presentation (continued)

  In the opinion of management, all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the financial position of State Street and subsidiaries at September 30, 1999, and December 31, 1998; its cash flows for the nine months ended September 30, 1999 and 1998; and consolidated results of its operations for the three months and nine months ended September 30, 1999 and 1998, have been made. These statements should be read in conjunction with the financial statements and other information included in State Street's latest annual report on Form 10-K.

Note B--Business Divestiture

  On October 1, 1999, State Street completed the sale of its commercial banking business and the four associated branch offices to Citizens Financial Group. The commercial banking business, consisting of approximately a $2.4 billion loan portfolio, a $36 million allowance for loan losses, and $1.1 billion in deposits, includes commercial lending, deposits and other banking services for New England regional middle-market companies and companies in selected industries nationwide. Approximately 300 State Street employees joined Citizens as a result of the sale. The premium received on the sale was $350 million; exit and other associated costs were $68 million. The after-tax gain, net of exit and other associated costs, on the sale totaled approximately $164 million, or $1.00 in earnings per share, and will be recorded in the fourth quarter of 1999.

Note C--Investment Securities

  Available-for-sale securities are recorded at fair value and held-to-maturity securities are recorded at amortized cost on the Consolidated Statement of Condition. Investment securities consisted of the following as of the dates indicated:

-------------------------------------------------------------------------------------
                                September 30, 1999            December 31, 1998
                          ------------------------------ ----------------------------
                                    Unrealized                    Unrealized
                                   ------------   Fair           ------------  Fair
(Dollars in millions)       Cost   Gains Losses  Value    Cost   Gains Losses  Value
-------------------------------------------------------------------------------------
Available for sale:
 U.S. Treasury and
  federal agencies......  $  7,364 $  4   $ 47  $  7,321 $ 3,690 $  7   $ 2   $ 3,695
 State and political
  subdivisions..........     1,786    5      7     1,784   1,598   17     3     1,612
 Asset-backed
  securities............     2,775    5     11     2,769   1,717    3     1     1,719
 Collateralized mortgage
  obligations...........       741           7       734     727    1     2       726
 Other investments......       544           2       542     791   17             808
                          -------- ----   ----  -------- ------- ----   ---   -------
 Total..................  $ 13,210 $ 14   $ 74  $ 13,150 $ 8,523 $ 45   $ 8   $ 8,560
                          ======== ====   ====  ======== ======= ====   ===   =======
Held to maturity:
 U.S. Treasury and
  federal agencies......  $  1,204 $      $  8  $  1,196 $ 1,177 $  3   $ 1   $ 1,179
                          ======== ====   ====  ======== ======= ====   ===   =======

-------------------------------------------------------------------------------

  During the nine months ended September 30, 1999, there were gross gains of $12 million and gross losses of $1 million realized on the sales of $804 million of available-for-sale securities. During the nine months ended September 30, 1998, there were gross gains of $7 million and gross losses of approximately $1 million realized on the sales of $755 million of available-for-sale securities.

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

  Changes in the allowance for loan losses were as follows:

--------------------------------------------------------------------------------
                                                 Three Months     Nine Months
                                                     Ended           Ended
                                                 September 30,   September 30,
                                                 --------------  --------------
(Dollars in millions)                             1999    1998    1999    1998
--------------------------------------------------------------------------------
Balance at beginning of period.................. $   88  $   93  $   84  $   83
Provision for loan losses.......................      4       4      12      13
Loan charge-offs................................     (3)    (15)     (7)    (15)
Recoveries......................................      3       1       3       2
                                                 ------  ------  ------  ------
 Balance at end of period....................... $   92  $   83  $   92  $   83
                                                 ======  ======  ======  ======
--------------------------------------------------------------------------------

  As part of the sale of the Commercial Banking business, State Street agreed to transfer, as of October 1, 1999, $36 million of the allowance for loan losses. See Note B for further information.

PART I. ITEM 1.
FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements - State Street Corporation
(Unaudited)


Note E--Regulatory Matters

  The regulatory capital amounts and ratios at September 30, 1999 and December 31, 1998 were as follows:

-----------------------------------------------------------------------------------------------------
                            Regulatory Guidelines(1)
                            ------------------------------
                                                                State Street      State Street Bank
                                                 Well         ------------------  ------------------
(Dollars in millions)        Minimum         Capitalized        1999      1998      1999      1998
-----------------------------------------------------------------------------------------------------
Risk-based ratios:
 Tier 1 capital............       4%                6%            12.6%     14.1%     11.6%     12.9%
 Total capital.............       8                10             12.8      14.4      12.0      13.3
Leverage ratio.............       3                 5              5.3       5.4       5.3       5.3
 Tier 1 capital............                                   $  2,911  $  2,725  $  2,658  $  2,453
 Total capital.............                                      2,958     2,773     2,750     2,537
Adjusted risk-weighted
 assets and market-risk
 equivalents:
  On-balance sheet.........                                   $ 17,031  $ 14,599  $ 16,758  $ 14,374
  Off-balance sheet........                                      5,553     4,435     5,553     4,435
  Market-risk equivalents..                                        569       232       556       232
                                                              --------  --------  --------  --------
   Total...................                                   $ 23,153  $ 19,266  $ 22,867  $ 19,041
                                                              ========  ========  ========  ========
-----------------------------------------------------------------------------------------------------

(1) The regulatory designation of "well capitalized" under prompt corrective action regulations is not applicable to bank holding companies (State Street). Regulation Y defines well capitalized for bank holding companies for the purpose of determining eligibility for a streamlined review process for acquisition proposals. For such purposes, well capitalized requires a minimum Tier 1 risk-based capital ratio of 6% and a minimum total risk-based capital ratio of 10%.

PART I. ITEM 1.
FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements - State Street Corporation
(Unaudited)


Note F--Net Interest Revenue

  Net interest revenue consisted of the following:


-------------------------------------------------------------------------------

                                                         Three
                                                        Months
                                                         Ended     Nine Months
                                                       September      Ended
                                                          30,     September 30,
                                                      ----------- -------------
(Dollars in millions)                                 1999  1998   1999   1998
-------------------------------------------------------------------------------
Interest Revenue
 Deposits with banks................................. $ 121 $ 145 $  372 $  406
 Investment securities:
  U.S Treasury and federal agencies..................   112    72    274    237
  State and political subdivisions (exempt from
   federal tax)......................................    18    20     51     59
  Other investments..................................    59    39    153    122
 Loans...............................................   117   104    337    294
 Securities purchased under resale agreements,
  securities
  borrowed and federal funds sold....................   193   219    600    524
 Trading account assets..............................     6     3     13      7
                                                      ----- ----- ------ ------
   Total interest revenue............................   626   602  1,800  1,649
                                                      ----- ----- ------ ------
Interest Expense
 Deposits............................................   183   172    526    493
 Other borrowings....................................   227   225    635    562
 Long-term debt......................................    18    18     53     49
                                                      ----- ----- ------ ------
   Total interest expense............................   428   415  1,214  1,104
                                                      ----- ----- ------ ------
   Net interest revenue.............................. $ 198 $ 187 $  586 $  545
                                                      ===== ===== ====== ======

-------------------------------------------------------------------------------

Note G--Operating Expenses--Other

  The other category of operating expenses consisted of the following:


-------------------------------------------------------------------------------

                                                                    Nine Months
                                                      Three Months     Ended
                                                          Ended      September
                                                      September 30,     30,
                                                      ------------- -----------
(Dollars in millions)                                  1999   1998  1999  1998
-------------------------------------------------------------------------------
Professional services................................ $   29 $   27 $  84 $  74
Advertising and sales promotion......................     12     17    42    46
Other................................................     33     33   104    91
                                                      ------ ------ ----- -----
 Total operating expenses--other..................... $   74 $   77 $ 230 $ 211
                                                      ====== ====== ===== =====

-------------------------------------------------------------------------------

Note H--Lines of Business

  Further financial information by lines of business is contained within the Lines of Business section of Management's Discussion and Analysis of Financial Condition and Results of Operation on pages 20 and 21.

PART I. ITEM 1.
FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements - State Street Corporation
(Unaudited)


Note H--Lines of Business (continued)

  The following is a summary of the lines of business operating results for the nine months ended September 30:


-------------------------------------------------------------------------------

                                    Services for       Investment  Commercial
                               Institutional Investors Management    Lending
                               ----------------------- ----------- -----------
(Dollars in millions; taxable
equivalent)                       1999        1998     1999  1998  1999  1998
------------------------------------------------------------------------------
Total revenue................. $     1,592 $     1,448 $ 516 $ 405 $ 191 $ 176
Income before income taxes....         384         354    96    66   109   100
Average assets (billions).....        48.0        39.2   1.1   1.1   4.6   3.6

-------------------------------------------------------------------------------

Note I--Income Taxes

  The provision for income taxes included in the Consolidated Statement of Income consisted of the following:

-------------------------------------------------------------------------------

                                                 Three Months     Nine Months
                                                     Ended           Ended
                                                 September 30,   September 30,
                                                 --------------  --------------
(Dollars in millions)                             1999    1998    1999    1998
--------------------------------------------------------------------------------
Current......................................... $   27  $    3  $   95  $   37
Deferred........................................     36      52      97     128
                                                 ------  ------  ------  ------
 Total provision................................ $   63  $   55  $  192  $  165
                                                 ======  ======  ======  ======
Effective tax rate..............................   33.5%   33.2%   34.1%   33.6%
                                                 ======  ======  ======  ======

-------------------------------------------------------------------------------

  A tax benefit of $41 million and a tax provision of $7 million related to fair value adjustments for the investment portfolio were included in other comprehensive income for the nine months ended September 30, 1999 and 1998, respectively. A tax benefit of $3 million and a tax provision of $2 million relating to foreign currency translation were included in other comprehensive income for the nine months ended September 30, 1999 and 1998, respectively.

Note J--Earnings Per Share

  The following table sets forth the computation of basic and diluted earnings per share:

-------------------------------------------------------------------------------

                                                 Three Months     Nine Months
                                                     Ended           Ended
                                                 September 30,   September 30,
                                                --------------- ---------------
(Dollars in millions, except per
share data; shares in thousands)                 1999    1998    1999    1998
-------------------------------------------------------------------------------
Net Income.....................................   $ 126   $ 111   $ 370   $ 325
Earnings per Share:
 Basic.........................................     .78     .69    2.30    2.02
 Diluted.......................................     .77     .68    2.26    1.98
Basic Average Shares........................... 160,829 161,145 160,939 161,080
 Stock options and stock awards................   1,722   1,932   2,074   2,265
 7.75% convertible subordinated debentures.....     765     829     781     869
                                                ------- ------- ------- -------
Dilutive average shares........................ 163,316 163,906 163,794 164,214
                                                ======= ======= ======= =======

-------------------------------------------------------------------------------

PART I. ITEM 1.
FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements - State Street Corporation
(Unaudited)


Note K--Commitments and Contingent Liabilities

  State Street provides banking, trust, investment management, global custody, administration and information services to both U.S. and non-U.S. customers. Assets under custody and assets under management are held by State Street in a fiduciary or custodial capacity and are not included in the Consolidated Statement of Condition because such items are not assets of State Street. Management conducts regular reviews of its responsibilities for these services and considers the results in preparing its financial statements. In the opinion of management, there are no contingent liabilities at September 30, 1999, which would have a material adverse effect on State Street's financial position or results of operations.
  State Street is subject to pending and threatened legal actions that arise in the normal course of business. In the opinion of management, after discussion with counsel, these actions can be successfully defended or resolved without a material adverse effect on State Street's financial position or results of operations.

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

  The following table summarizes the contractual or notional amounts of derivative financial instruments held or issued by State Street for trading and balance sheet management:


-------------------------------------------------------------------------------

                                                     September 30, December 31,
(Dollars in millions)                                    1999          1998
-------------------------------------------------------------------------------
Trading:
 Interest rate contracts:
  Swap agreements...................................      $  1,423     $  1,234
  Options and caps purchased........................            77           21
  Options and caps written..........................           209          158
  Futures--short position...........................         1,884        1,130
  Options on futures purchased......................            10
  Options on futures written........................            10
 Foreign exchange contracts:
  Forward, swap and spot............................       157,600      136,781
  Options purchased.................................           433          572
  Options written...................................           485          571
Balance Sheet Management:
 Interest rate contracts:
  Swap agreements...................................           325          427
  Options and caps purchased........................            30           30

-------------------------------------------------------------------------------

PART I. ITEM 1.
FINANCIAL STATEMENTS (continued)

Notes to Consolidated Finanacial Statements - State Street Corporation
(Unaudited)


Note L--Off-Balance Sheet Financial Instruments, Including Derivatives
(continued)

  The following table represents the fair value as of September 30, 1999 and December 31, 1998 and average fair value for the nine and twelve months then ended, respectively, for State Street's financial instruments held or issued for trading purposes:

-------------------------------------------------------------------------------

                                                                 December 31,
                                            September 30, 1999       1998
                                            ------------------  ---------------
                                                       Average          Average
                                              Fair      Fair     Fair    Fair
(Dollars in millions)                         Value     Value    Value   Value
-------------------------------------------------------------------------------
Foreign exchange contracts:
 Contracts in a receivable position........ $   1,279 $   1,224 $ 1,240 $ 1,284
 Contracts in a payable position...........     1,247     1,267   1,241   1,289
Other financial instrument contracts:
 Contracts in a receivable position........        24        15       3       4
 Contracts in a payable position...........         5         4       8       4

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

  Credit-related financial instruments include indemnified securities on loan, commitments to extend credit, asset purchase agreements, standby letters of credit and letters of credit. The maximum credit risk associated with credit-related financial instruments is measured by the contractual amounts of these instruments. The following is a summary of the contractual amount of State Street's credit-related, off-balance sheet financial instruments:

-------------------------------------------------------------------------------

                                                      September 30, December 31,
(Dollars in millions)                                     1999          1998
--------------------------------------------------------------------------------
Indemnified securities on loan.......................   $ 76,376      $ 66,236
Loan commitments.....................................     12,558        10,539
Standby letters of credit............................      2,939         2,129
Letters of credit....................................        188           220

-------------------------------------------------------------------------------

  On behalf of its customers, State Street lends their securities to creditworthy brokers and other institutions. In certain circumstances, State Street may indemnify its customers for the fair market value of those securities against a failure of the borrower to return such securities. State Street requires the borrowers to provide collateral in an amount equal to or in excess of 102% of the fair market value of the securities borrowed. The borrowed securities are revalued daily to determine if additional collateral is necessary. State Street held, as collateral, cash and U.S. government securities totaling $80 billion and $68 billion for indemnified securities on loan at September 30, 1999, and December 31, 1998, respectively.

  Loan commitments (unfunded loans, asset purchase agreements and unused lines of credit), standby letters of credit and letters of credit are subject to the same credit policies and reviews as loans. The amount and nature of collateral is obtained based upon management's assessment of the credit risk. Approximately 80% of the loan commitments expire one year or less from the date of issue. Since many of the commitments are expected to expire without being drawn, the total commitment amounts do not necessarily represent future cash requirements.

                    Independent Accountants' Review Report

The Stockholders and Board of Directors
State Street Corporation

  We have reviewed the accompanying consolidated statement of condition of State Street Corporation (State Street) as of September 30, 1999, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 1999 and 1998, and the statements of cash flows and changes in stockholders' equity for the nine month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of State Street's management.

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

Boston, Massachusetts
October 18, 1999

PART I. ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary

  Earnings per share for the third quarter were $.77 on a diluted basis, an increase of 13% from $.68 in the third quarter of 1998. Revenue grew 10% from $704 million to $775 million. Net income was $126 million, up 13% from $111 million a year ago. Return on stockholders' equity was 20.1%.

Condensed Income Statement--Taxable Equivalent Basis
-------------------------------------------------------------------------------

                                              Three Months Ended September 30,   Nine Months Ended September 30,
                                              --------------------------------   ---------------------------------
(Dollars in millions except per share data)    1999     1998    Change     %       1999     1998    Change     %
-------------------------------------------------------------------------------------------------------------------
Fee revenue:
 Fiduciary compensation:
  Services for Institu-
   tional Investors........                  $    297 $    254  $    43      17  $    860 $    754 $   106      14
  Investment Management....                       155      125       30      24       432      352      80      23
                                             -------- --------  -------  ------  -------- -------- -------   -----
   Total fiduciary
    compensation...........                       452      379       73      19     1,292    1,106     186      17
 Foreign exchange trading..                        68       73       (5)     (8)      231      215      16       7
 Servicing and processing..                        47       48       (1)              148      127      21      17
 Other.....................                         4       11       (7)    (69)       27       19       8      42
                                             -------- --------  -------  ------  -------- -------- -------   -----
   Total fee revenue.......                       571      511       60      12     1,698    1,467     231      16
Net interest revenue.......                       208      197       11       6       613      575      38       7
Provision for loan losses..                         4        4                         12       13      (1)     (8)
                                             -------- --------  -------          -------- -------- -------   -----
   Total revenue...........                       775      704       71      10     2,299    2,029     270      13
Operating expenses.........                       576      528       48       9     1,710    1,509     201      13
                                             -------- --------  -------  ------  -------- -------- -------   -----
   Income before income
    taxes..................                       199      176       23      13       589      520      69      13
Income taxes...............                        63       55        8      15       192      165      27      16
Taxable equivalent
 adjustment................                        10       10               (4)       27       30      (3)      9
                                             -------- --------  -------  ------  -------- -------- -------   -----
   Net income..............                  $    126 $    111  $    15      13  $    370 $    325 $    45      14
                                             ======== ========  =======  ======  ======== ======== =======   =====
Earnings Per Share
 Basic.....................                  $    .78 $    .69  $   .09      13  $   2.30 $   2.02 $   .28      14
 Diluted...................                       .77      .68      .09      13      2.26     1.98     .28      14

-------------------------------------------------------------------------------
 (Percentage change based on dollars in thousands, except per share data)

Total Revenue

  Total revenue for the quarter was $775 million, up $71 million, or 10%, from a year ago. The increase was due primarily to growth in fiduciary compensation fee revenue. For the nine months ended September 30, 1999, total revenue was $2.3 billion, up $270 million, or 13%, from 1998. The increase was primarily due to growth in fee revenue.

PART I. ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Fee Revenue

  Fee revenue for the third quarter of 1999 was $571 million, up $60 million, or 12%, over 1998 and accounted for 74% of total revenue. Fee revenue growth came from strong growth in State Street's core fiduciary compensation revenue.

  Fiduciary compensation is the largest component of fee revenue and is derived from accounting, custody, daily pricing, information services, securities lending, trusteeship services and investment management. Fiduciary compensation was $452 million, up 19% from a year ago. The increase reflected continued business growth for Services for Institutional Investors and Investment Management.

  Third quarter fiduciary compensation for Services for Institutional Investors was $297 million, up 17% from the third quarter of 1998, reflecting continued business growth. Revenue growth from servicing U.S. mutual funds primarily reflected growth in assets serviced including expanding relationships with existing customers. Total mutual fund assets under custody as of September 30, 1999 was $2.4 trillion, up 29% over the prior year. Revenue from servicing U.S. pension plans increased, reflecting new business with new and existing corporate clients, and securities lending services. Revenue from serving institutional investors outside the United States increased primarily due to new business from both existing and new customers. Assets under custody outside the U.S. of $453 billion, increased 54% from the prior year. At quarter end, total assets under custody totaled $5.3 trillion, up 22%, from a year earlier.

  Fiduciary compensation for investment management was $155 million, up 24% from 1998. The increase in revenue reflected growth across all services but was principally due to strength in investment management for institutional investors and in benefit outsourcing services. Benefit outsourcing services includes both recordkeeping and investment management services for defined contribution plans and health and welfare benefits processing. Assets under management totaled $582 billion, up 38% from a year earlier.

  Foreign exchange trading revenue was $68 million, compared to $73 million a year ago. Foreign exchange trading revenue was affected by currency volatility this quarter, as measured by State Street's index of 40 currencies. That index showed significantly less volatility this quarter, as compared to the third quarter last year. The revenue achieved in this environment of lower currency volatility reflects the strength and breadth of services offered by State Street, including trading via FX ConnectSM, State Street's electronic trading platform delivered via State Street Global Link(R).

  Servicing and processing revenue for the third quarter was $47 million compared to $48 million in the third quarter of 1998. Excluding the impact of the sale of two non-strategic businesses, one in the fourth quarter of 1998 and one in the second quarter of 1999, revenue was up 18%.

  Other fee revenue of $4 million was down from $11 million in the third quarter of 1998. Other fee revenue consists of gains and losses on securities, trading account losses and miscellaneous fees.

  For the nine months ended September 30, 1999, fee revenue was $1.7 billion, up $231 million, or 16% from a year ago. Fiduciary compensation increased $186 million, or 17%. Foreign exchange trading revenue increased $16 million, or 7%.

Net Interest Revenue

  Taxable-equivalent net interest revenue for the third quarter was $208 million, up $11 million, or 6%, from a year ago. This increase was driven by growth in State Street's balance sheet and a more favorable mix of non-U.S. deposits, partially offset by lower long-term interest rates worldwide. Further, two recent increases in the federal funds rate had a short-term negative impact on net interest revenue.

PART I. ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

  In serving institutional investors worldwide, State Street provides short-term funds management including deposit services and repurchase agreements for cash positions associated with customers' investment activities. The revenue associated with deposit services and repurchase agreements, as well as from lending and lease financing activities, is recorded as net interest revenue. State Street's customers, in conjunction with their worldwide investment activities, increased use of deposits and securities sold under repurchase agreements, which were invested primarily in low-risk assets. Average non-U.S. deposits increased $3.8 billion or 23% from the same quarter last year. Average securities sold under repurchase agreements were $17.2 billion, an increase of 13% from the same quarter last year.

  Net interest margin, which is defined as taxable-equivalent net interest revenue as a percent of average interest-earning assets, declined from 1.79% in the third quarter 1998 to 1.66% in the third quarter of 1999, due to lower average interest rates in the United States, the European community and elsewhere.

-------------------------------------------------------------------------------

                                                       Three Months Ended
                                                          September 30,
                                                   ----------------------------
                                                       1999           1998
                                                   -------------  -------------
                                                   Average        Average
(Dollars in millions)                              Balance  Rate  Balance  Rate
--------------------------------------------------------------------------------
Interest-earning assets........................... $ 50,024 5.04% $ 43,922 5.54%
Interest-bearing liabilities......................   43,243 3.92    37,349 4.39
                                                            ----           ----
 Excess of rates earned over rates paid...........          1.12%          1.15%
                                                            ====           ====
 Net interest margin..............................          1.66%          1.79%
                                                            ====           ====

-------------------------------------------------------------------------------

  For the nine months ended September 30, 1999, taxable equivalent net interest revenue was $613 million, up $38 million, or 7%, from the same period in 1998.

Operating Expenses

  Operating expenses for the quarter were $576 million, up 9%, from $528 million in the third quarter of 1998. The year-over-year increase is due to business growth and expansion.

  Salaries and employee benefits were $321 million in the third quarter, up 8% from last year, primarily due to increased staffing in support of business growth. Effective January 1, 1999, State Street adopted AICPA Statement of Position (SOP) 98-1 which requires the capitalization of certain compensation costs relating to internal-use, software development projects. During the third quarter of 1999, State Street capitalized approximately $4 million in salary and related benefit costs; see Note A to the Consolidated Financial Statements for a more detailed discussion.

  Information systems and communications expense was $73 million in the third quarter, up 17% from last year, reflecting capacity expansion for mainframes, storage hardware, servers and software to handle increased business volume.

  Transaction processing services expense was $60 million in the third quarter, up 22% from last year, reflecting increased volumes.

  Occupancy expense was $48 million in the third quarter, up 13% from last year, and reflects additional office space required in support of worldwide business expansion.

PART I. ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

  For the nine-months ended September 30, 1999, operating expenses were up $201 million, or 13%, from the first nine months of 1998 as a result of business growth.

Income Taxes

  The effective tax rate for the third quarter was 33.5% reflecting a revision to adjust the full year rate to 34.1%. The revision is due primarily to a lower full year effective state tax rate.

  The 34.1% rate for 1999 is up from 33.6% rate for 1998, due to a change in the mix of taxable and non-taxable revenue and a reduction in the level of tax credits.

Year-2000 Readiness Disclosure

  The following discussion updates the description of the Year-2000 efforts contained in State Street's Annual Report on Form 10-K for the year ended December 31, 1998 and in its Quarterly Reports on Form 10-Q for the periods ended March 31, and June 30, 1999. The update should be read in conjunction with the information contained in those reports.

  As of October 31, 1999, State Street completed testing for all internal mission-critical and non-critical projects.

Accordingly, the status of State Street's Year-2000 efforts as of October 31, 1999, is as follows:

-------------------------------------------------------------------------------

                                                         Regression
                                                        Testing and   Internal
                                                         Production   Year-2000
   Year-2000 Readiness Projects             Correction Implementation  Testing
-------------------------------------------------------------------------------
   IT infrastructure.......................    100%         100%         100%
   Global data networks....................    100          100          100
   Core application software...............    100          100          100
   Business area supported applications....    100          100          100
   Facilities..............................    100          100          100
-------------------------------------------------------------------------------

Status of third party readiness at September 30, 1999, is as follows:

  Internal communications with vendors to obtain information on the Year-2000 readiness status of the products and services provided to State Street have been completed, and a program for monitoring purchases continues. State Street has completed development of remediation contingency plans for those products and services that are considered high-risk. Key vendors have presented updates to State Street on their Year-2000 readiness programs and related progress, including contingency planning. The current focus has turned to implementation of business resumption contingency planning.

  Year-2000 readiness has been incorporated into State Street's existing due diligence procedures performed with business partners and counterparties. Year-2000 assessments of business partners and counterparties have been completed, and the focus has turned to implementation of business resumption contingency planning. Year-2000 readiness has been incorporated into the existing due diligence procedures for State Street's subcustodian bank network. State Street has completed its analysis of subcustodians' readiness and will continue to monitor the subcustodian bank network. Subcustodian testing was successfully completed during the third quarter of 1999 for all subcustodians where assets are currently held. In addition, State Street has contingency plans in place that include, where appropriate, identification of alternative subcustodian banks in each of State Street's markets.

PART I. ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

  State Street has previously successfully completed the final stages of testing with key industry service providers such as the Federal Reserve, Depository Trust Company ("DTC") and 400 securities industry firms, including brokerage companies, stock exchanges and clearing organizations. Other external testing efforts with customers, industry service providers, data service providers and key partners are essentially complete. Remaining tests are expected to be completed in October.

Operational Readiness progress as of September 30, 1999 is as follows:

  Operational Readiness is the final stage of planning, validation and implementation of workflow within each business, operations and support unit. Operational Readiness includes four elements: Clean Management, Contingency Planning, Operational Planning and Event Management.

  Clean Management is the process for controlling changes and additions to State Street's environments so that Year-2000 risks inherent in any change or addition are understood and effectively mitigated.
  Increasingly tightened Clean Management controls began in July 1999, were enhanced on October 1, 1999, and will be further enhanced on December 1, 1999.

  Development and validation of contingency plans have been completed.

  State Street has developed an Operational Planning process which entails the development of corporate-wide monitoring plans by business and support areas to track the state of affairs worldwide, including major market and infrastructure events, throughout critical event periods. The operational planning process builds upon State Street's existing response infrastructure. Corporate-wide "dress rehearsals", in which State Street will conduct internal simulations of critical event scenarios, have been scheduled and will take place throughout the fourth quarter of 1999.

  Event Management will begin prior to December 31, 1999, with the monitoring of business and market trends for the purposes of early issue detection. As part of the Event Management process, each business unit of State Street has developed a core communication strategy, supported by a Central Corporate Communications Center ("CCC"). The business command center network comprises 21 business unit command centers and more than 80 satellite command centers. The CCC is responsible for monitoring and tracking the activities of the various business command centers and communicating cross-organizational status during the Year-2000 critical event periods. Business command centers are responsible for monitoring their satellite command centers and communicating regularly with the CCC on a predetermined schedule. These business command centers will act as the business unit's decision-making headquarters and will coordinate communications directly with customers, vendors and counterparties, including the delivery of an official corporate statement, as necessary. State Street is essentially complete with its Operational Planning and Event Management Plans.

Costs as of September 30, 1999:

  Management currently estimates the aggregate cost of the Year-2000 efforts to be less than 2% of total operating expenses for the five-year period 1996-2000. As of September 30, 1999, cumulative program expenditures were $116 million, of which $12 million was incurred during the third quarter of 1999. Such costs are expensed as incurred and include approximately 400 full-time and part-time staff and consultants, equipment and other expenses.

PART I. ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)


Credit Quality

  At September 30, 1999, total loans gross of allowance for loan losses were $7.1 billion. At quarter end, the allowance for loan losses was $92 million, an increase from $83 million a year ago. During the quarter ended
September 30, 1999, net charge-offs were less than $1 million, and the provision for loan losses charged against income was $4 million. At September 30, 1999, non-performing loans were $17 million. This compares to $17 million in the prior quarter and $13 million a year ago.

Lines of Business

Following is a summary of line of business operating results for the nine months ended September 30,

-------------------------------------------------------------------------------

                               Services for         Investment    Commercial
                          Institutional Investors   Management      Lending
Taxable equivalent basis  ------------------------  ------------  ------------
(Dollars in millions)        1999         1998      1999   1998   1999   1998
-------------------------------------------------------------------------------
Fee revenue:
 Fiduciary compensation.. $       860  $       755  $ 432  $ 351  $      $
 Foreign exchange
  trading................         231          215
 Other...................          85           81     49     21     41     44
                          -----------  -----------  -----  -----  -----  -----
  Total fee revenue......       1,176        1,051    481    372     41     44
Net interest revenue.....         416          397     35     33    150    132
                          -----------  -----------  -----  -----  -----  -----
  Total revenue..........       1,592        1,448    516    405    191    176
Operating expense........       1,208        1,094    420    339     82     76
                          -----------  -----------  -----  -----  -----  -----
  Income before income
   taxes................. $       384  $       354  $  96  $  66  $ 109  $ 100
                          ===========  ===========  =====  =====  =====  =====
Pretax margin............          24%          24%    19%    16%    57%    57%
Average assets
 (billions).............. $      48.0  $      39.2  $ 1.1  $ 1.1  $ 4.6  $ 3.6
-------------------------------------------------------------------------------

  Services for Institutional Investors. Services for Institutional Investors include accounting, custody, daily pricing, and information services. Customers around the world include mutual funds and other collective investment funds, corporate and public pension plans, corporations, investment managers, non-profit organizations, unions, and other holders of investment assets. Institutional investors are offered State Street services, including foreign exchange, cash management, securities lending, fund administration, recordkeeping, banking services, and deposit and short-term investment facilities. These services support institutional investors in developing and executing their strategies, enhancing their returns, and evaluating and managing risk. Revenue from this line of business comprised 69% of State Street's total revenue for the nine months ended September 30, 1999.

  Total revenue for the nine months ended September 30, 1999 increased to $1.6 billion, up 10% from $1.4 billion reported for the first nine months of 1998. The increase in revenue primarily reflected growth in assets serviced including expanding relationships with existing customers. Fee revenue was up $125 million, or 12%, due to growth in fiduciary compensation, foreign exchange and other fee revenue. Fiduciary compensation, up 14%, reflected revenue growth from accounting, custody, securities lending, U.S. pension plans, and customers outside the United States. Foreign exchange trading revenue grew 7% from a year ago due to growth in the volume of transactions and volatility within currency markets. Other fee revenue grew 5%. Net interest revenue, up 5%, reflected balance sheet growth from the increased use of securities sold under repurchase agreements and deposits by institutional investors, offset by lower interest rates and spread compression.

PART I. ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

  Operating expenses for the nine months ended September 30, 1999 were $1.2 billion, 11% higher than a year ago, supporting business growth. Income before income taxes was $383 million, an increase of $29 million, or 9%, from 1998.

  Investment Management. State Street manages financial assets worldwide for both institutions and individuals and provides related services, including participant services for defined contribution and other employee benefit programs, and brokerage services. Investment management offers a broad array of services, including passive and active equity, money market, and fixed income strategies. Revenue from this line of business comprised 23% of State Street's total revenue for the first nine months of 1999.

  Revenue for the nine months ended September 30, 1999 increased to $516 million, up 27% from $405 million reported for the first nine months of 1998. Fiduciary compensation, for the first nine months of 1999, grew 23% to $432 million, due to growth across all services, primarily investment management for institutional investors. Revenue growth was driven principally by customers' use of passive international and domestic equity strategies, asset allocation and fixed income strategies, and securities lending. Revenue from providing participant services to defined contribution and other employee benefit programs grew as a result of both new business and growth in existing business. Benefits outsourcing services experienced strong revenue growth driven by new client relationships.

  Operating expenses of $420 million, increased $81 million, or 24%, for the first nine months of 1999, reflecting the addition of information systems, staff and office space to expand the product line and broaden State Street's worldwide reach. Income before income taxes for the first nine months of 1999 was $96 million, an increase of $30 million, or 45%, from the first nine months of 1998. Positive operating leverage contributed to the growth in income before income taxes.

  Commercial Lending. Reported in this line of business are lending activities and other banking services, including trade finance, cash management and deposit services for regional middle-market companies, companies in selected industries, and institutional investor customers. Commercial Lending also includes the lease financing portfolio comprised primarily of large capital equipment transactions. Revenue from this line of business comprised 8% of State Street's total revenue for the first nine months of 1999.

  Total revenue of $191 million grew $15 million for the first nine months of 1999, up 9% from a year ago, due primarily to a higher volume of lending and lease financing.

  Operating expenses of $82 million, increased $6 million, or 8%, for the nine months ended September 30, 1999. Income before income taxes was $109 million, an increase of $9 million, or 9%, from 1998.

Acquisitions and Divestitures

  In July 1999, State Street entered an agreement with Lloyds TSB Group whereby they will recommend that the custody and trustee clients of Lloyds TSB Group's securities services business transfer to State Street Bank. As part of the agreement, State Street will be the preferred provider of custody, trustee and administration services to Lloyds TSB Group's proprietary business.

  In September 1999, State Street entered into an agreement under which State Street Bank will purchase the institutional trust and custody business from Wachovia Bank, N.A., representing approximately $61 billion in assets under custody.

PART I. ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

  On October 1, 1999, State Street completed the sale of its commercial banking business and the four associated branch offices to Citizens Financial Group. The commercial banking business, consisting of approximately a $2.4 billion loan portfolio, a $36 million allowance for loan losses, and $1.1 billion in deposits, includes commercial lending, deposits and other banking services for New England regional middle-market companies and companies in selected industries nationwide. Approximately 300 State Street employees joined Citizens as a result of the sale. The premium received on the sale was $350 million; exit and other associated costs were $68 million. The after-tax gain, net of exit and other associated costs, on the sale totaled approximately $164 million, or $1.00 in earnings per share, and will be recorded in the fourth quarter of 1999.

  Based on pro-forma financials for the first six months of 1999, management anticipates a revenue reduction of approximately 3% and earnings per share dilution of approximately 6% resulting from the sale. State Street intends to offset dilution resulting from the sale within the next three years through acquisitions, internal growth programs, and the corporate stock purchase program.

  State Street will continue to offer lending and banking services to institutional and global trade banking customers, including credit, deposit and cash management services, and lease financing for large capital equipment transactions.

New Accounting Developments

  Information related to new accounting developments appears in Note A to the Consolidated Financial Statements.

Liquidity and Capital

  Liquidity. The primary objective of State Street's liquidity management is to ensure that the Corporation has sufficient funds to meet its commitments and business needs, and to accommodate the transaction and cash management requirements of its customers. Liquidity is provided by State Street's access to global debt markets, its ability to gather additional deposits from its customers, maturing short-term assets, the sale of securities and payment of loans. Customer deposits and other funds provide a multi-currency, geographically diverse source of liquidity. State Street maintains a large portfolio of liquid assets. As of September 30, 1999, the Corporation's liquid assets were 80% of total assets.

  Capital. State Street's objective is to maintain a strong capital base in order to provide financial flexibility for its business needs, including funding corporate growth and customers' cash management needs. As a state-chartered bank and member of the Federal Reserve System, State Street Bank, State Street's principal subsidiary, is regulated by the Federal Reserve Board, which has established guidelines for minimum capital ratios. State Street has developed internal capital adequacy policies to ensure that State Street Bank meets or exceeds the level required for the "well capitalized" category, the highest of the Federal Reserve Board's five capital categories. State Street's capital management emphasizes risk exposure rather than simple asset levels. At September 30, 1999, the Bank's Tier 1 risk-based capital ratio was 11.6% and the Corporation's Tier 1 risk-based capital ratio was 12.6%. Both significantly exceed the regulatory minimum of 4%. See Note E to the Consolidated Financial Statements for further information.

  State Street's Board of Directors has authorized the purchase of State Street common stock for use in employee benefit programs and for general corporate purposes. State Street purchased 1,389,000 shares in the third quarter of 1999 as part of the stock purchase program. As of September 30, 1999, an additional 1.5 million shares may be purchased within the stock purchase program. There were an additional 10,000 shares acquired during the third quarter of 1999 for other deferred compensation plans that are not part of the stock purchase program.

PART I. ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Trading Activities: Foreign Exchange and Interest Rate Sensitivity

  As part of its trading activities, the Corporation assumes positions in both the foreign exchange and interest rate markets by buying and selling cash instruments and using financial derivatives, including forward foreign exchange contracts, foreign exchange and interest rate options, and interest rate swaps. As of September 30, 1999, the notional amount of these derivative instruments was $162.5 billion, of which $157.6 billion were foreign exchange forward contracts. Long and short foreign exchange forward positions are closely matched to minimize currency and interest rate risk. All foreign exchange contracts are valued daily at current market rates.

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

Value at Risk as of September 30,

--------------------------------------------------------------------------------
(Dollars in millions)                                    Average Maximum Minimum
--------------------------------------------------------------------------------
1999:
 Foreign exchange contracts.............................  $ 1.7   $ 4.0   $ .8
 Interest rate contracts................................     .2      .6
1998:
 Foreign exchange contracts.............................     .8     3.0     .3
 Interest rate contracts................................     .1      .3

-------------------------------------------------------------------------------

  State Street compares actual daily profit and losses from trading activities to estimated one-day value at risk. During the first nine months of 1999, State Street did not experience any one-day trading loss in excess of its end of day value at risk estimate.

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

  Year-2000 modifications. The costs and projected completion dates for State Street's Year-2000 program are estimates. Factors that may cause material differences include the availability and cost of systems and personnel, non-compliance of third-party providers, and similar uncertainties. If necessary modifications and conversions are not completed in time, or if key third-party providers are not Year-2000 ready, or if the global interactive system in which State Street is a participant and is codependent fails in a material way, the Year-2000 issues could affect State Street's performance.

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

PART I. ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

PART I. ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

  See information under the caption "Trading Activities: Foreign Exchange and Interest Rate Sensitivity" on page 23.

PART II -- Other Information

Item 2. Changes in Securities and Use of Proceeds

(C) Directors of the Corporation who are not employees receive an annual retainer of $35,000, payable at their election in shares of Common Stock of the Corporation or in cash. In April 1999, a total of 5,643 shares were issued and receipt of 627 shares was deferred as payment for the 1999 annual retainer. In July, these directors also received an annual deferred stock award which totaled 7,028 shares. Exemption from registration of the shares is claimed by the Corporation under Section 4 (2) of the Securities Act of 1933.

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibit Index

 Exhibit
 Number                                                    Page of this Report
 -------                                                   -------------------
   12    Ratio of Earnings to Fixed Charges..............          28
   15    Letter regarding unaudited interim financial
         information.....................................          29
   27    Financial data schedule.........................          30

  (b) Reports on Form 8-K

  A current report on Form 8-K dated October 1, 1999 was filed on October 5, 1999 with the Securities and Exchange Commission which reported completion of the sale of State Street's commercial banking business and associated four retail branches to Citizens Financial Group. The transaction will be recorded during the fourth quarter of 1999.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          State Street Corporation

Date: November 15, 1999                           /s/ Ronald L. O'Kelley
                                          By: _________________________________
                                                   Ronald L. O'Kelley
                                           Executive Vice President and Chief
                                                    Financial Officer



Date: November 15, 1999                             /s/ Rex S. Schuette
                                          By: _________________________________
                                                     Rex S. Schuette
                                             Senior Vice President and Chief
                                                   Accounting Officer