Form 10-K405
period 1999-12-31
STATE STREET CORP
filed 2000-03-30
CIK 93751

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                         -----------------------------

                                   Form 10-K

       [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1999
                                       OR
       [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

                         -----------------------------

          Securities registered pursuant to Section 12(b) of the Act:

 (Title of Class)                    (Name of each exchange on which registered)
----------------------------------   -------------------------------------------
 Common Stock, $1 par value          Boston Stock Exchange
 Preferred share purchase rights     New York Stock Exchange
                                     Pacific Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                     None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Registrant's Common Stock held by non-affiliates (persons other than directors and executive officers) of the registrant on February 29, 2000 was $11,431,160,000.

The number of shares of the Registrant's Common Stock outstanding on February 29, 2000 was 159,952,162

Portions of the following documents are incorporated into the Parts of this Report on Form 10-K indicated below:

      (1) The Annual Report to Stockholders for the year ended December 31, 1999 (Parts I and II)

      (2) The Registrant's definitive Proxy Statement dated March 15, 2000 (Part III)

================================================================================

                            STATE STREET CORPORATION
                                 FORM 10-K INDEX
                      For the Year Ended December 31, 1999

                                                                                                      Page
                                                                                                      Number
PART I

Item 1   Business .................................................................................   1 - 13

Item 2   Properties ...............................................................................   14

Item 3   Legal Proceedings ........................................................................   14

Item 4   Submission of Matters to a Vote of Security Holders ......................................   14

Item 4A  Executive Officers of the Registrant .....................................................   15

PART II

Item 5   Market for Registrants Common Equity and Related Stockholder Matters .....................   16

Item 6   Selected Financial Data ..................................................................   16

Item 7   Managements Discussion and Analysis of Financial Condition and Results of Operation ......   16

Item 7A  Quantitative and Qualitative Disclosures about Market Risk ...............................   16

Item 8   Financial Statements and Supplementary Data ..............................................   16

Item 9   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .....   16

PART III

Item 10  Directors and Executive Officers of the Registrant .......................................   17

Item 11  Executive Compensation ...................................................................   17

Item 12  Security Ownership of Certain Beneficial Owners and Management ...........................   17

Item 13  Certain Relationships and Related Transactions ...........................................   17

PART IV

Item 14  Exhibits, Financial Statement Schedules, and Reports on Form 8-K .........................   18 - 20

Signatures   ......................................................................................   21

Exhibits

                                    PART I

Item 1. Business

The business of State Street Corporation and its subsidiaries is further described in the "Financial Review" section of State Street Corporation's 1999 Annual Report to Stockholders, which section comprises Management's Discussion and Analysis of Financial Condition and Results of Operation; such description, information and analysis is included in Exhibit 13 of this report and is incorporated by reference.


General Development of Business

State Street Corporation ("State Street" or the "Corporation") is a bank holding company organized under the laws of the Commonwealth of Massachusetts and is one of the world's leading specialists in serving institutional investors. State Street provides a full range of products and services for portfolios of investment assets.

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

State Street is a market leader in the businesses on which it focuses, services for institutional investors and investment management, with $6.0 trillion of assets under custody and $667 billion of assets under management at year-end 1999. Customers include mutual funds and other collective investment funds, corporate and public pension funds, corporations, unions and not-for-profit organizations in and outside of the United States. For information as to non-U.S. activities, refer to Note W that appears in the Notes to Financial Statements in State Street's 1999 Annual Report to Stockholders. Such information is incorporated by reference.

Services are provided from 27 offices in the United States, and from offices in Australia, Belgium, Canada, Cayman Islands, Chile, Czech Republic, France, Germany, Ireland, Japan, Luxembourg, Netherlands, Netherlands Antilles, New Zealand, People's Republic of China, Russia, Singapore, South Korea, Switzerland, Taiwan, United Arab Emirates and the United Kingdom. State Street's executive offices are located at 225 Franklin Street, Boston, Massachusetts.


Lines of Business

State Street reports three lines of business: Services for Institutional Investors, Investment Management and Commercial Lending. In 1999, 70% of operating revenue came from Services for Institutional Investors, 23% came from Investment Management and 7% came from Commercial Lending. For additional information on State Street's lines of business, see pages 20 through 22 of State Street's 1999 Annual Report to Stockholders, under the caption "Lines of Business", which information is incorporated by reference.

Services for Institutional Investors. Services for Institutional Investors includes accounting, custody, daily pricing and information services for investment portfolios. Customers around the world include mutual funds and other collective investment funds, corporate and public pension plans, corporations, investment managers, not-for-profit organizations, unions and other holders of investment assets. Institutional investors are offered State Street services, including foreign exchange, cash management, securities lending, fund administration, daily pricing, portfolio accounting, recordkeeping, banking services, and deposit and short-term investment facilities. These services support institutional investors in developing and executing their strategies, enhancing their returns, and evaluating and managing risk.

With $2.8 trillion of mutual fund assets under custody, State Street is the largest mutual fund custodian and accounting agent in the United States. State Street began providing mutual fund services in 1924. Customers who sponsor the U.S. mutual funds that State Street services include investment companies, broker/dealers, insurance companies and others. In addition, State Street services offshore mutual funds and collective investment funds in non-U.S. locations.

State Street is distinct from other mutual fund service providers because customers make extensive use of a number of related services in addition to custody, including fund accounting and administration, daily pricing, accounting for multiple classes of shares, master/feeder accounting, securities lending, performance and analytics, compliance monitoring and services for offshore funds and local funds in locations outside the United States. Shareholder services are provided through a 50% owned affiliate, Boston Financial Data Services, Inc.

State Street began servicing pension assets in 1974, and now has $2.7 trillion of pension, insurance and other investment pool assets under custody for U.S. customers. State Street has a leading share of the market for servicing U.S. tax-exempt assets for corporate and public funds in the United States. Services include global custody, portfolio accounting, daily pricing, securities lending, performance and analytics, information and other related services for retirement plans and other financial asset portfolios of corporations, public funds, investment managers, not-for-profit organizations, unions and others. State Street provides global and U.S. custody and custody-related services for $514 billion in assets for customers outside the United States.

State Street provides foreign exchange services to institutional investors worldwide. These services include currency trading and research, risk management and electronic execution services. State Street is a securities lending agent providing collateral management and lending of securities issued in 31 countries, acting as agent between institutional investors and broker/dealers worldwide. State Street also provides repurchase agreements and deposit services for the short-term cash needs associated with customers' investment activities. Trading and arbitrage operations are conducted with government securities and other financial instruments.

Investment Management. State Street was a pioneer in the development of U.S. and international index funds. State Street provides an extensive range of investment management services, including investment management for corporations, public funds and other institutional investors; administration and investment services for defined contribution and other employee benefit programs; and investment management and other financial services for high-net-worth individuals. These services are offered through State Street Global Advisors ("SSgA[RegTM]"). SSgA offers a broad array of investment strategies, including passive, enhanced and active management using quantitative and fundamental methods for both global equities and global fixed income securities. SSgA is a leading trustee and money manager for individuals. At year-end 1999, institutional and personal trust assets under management totaled $667 billion. Additionally, SSgA provides recordkeeping and other services attendant to its investment management activities, including services for 2.9 million defined contribution plan participants as of year-end 1999. SSgA has offices worldwide, including offices in the following cities: Boston, Brussels, Dubai, Hong Kong, London, Montpellier, Montreal, Moscow, Munich, Paris, Prague, Santiago, Sydney, Tokyo, Toronto and Zurich. In the United States, SSgA is the largest manager of tax-exempt assets, the third largest manager of defined contribution plan assets and the third largest manager of total assets. Globally, SSgA is the seventh largest manager of total assets.

Commercial Lending. State Street provides lending and other banking services for institutional investors, including cash management and deposit services and lease financing. Through September 30, 1999, Commercial Lending also included lending activities and other commercial banking business services for regional, middle-market companies and companies in selected industries. On October 1, 1999, State Street completed the sale of its commercial banking business. See Note B to the Notes to Financial Statements in State Street's 1999 Annual Report to Stockholders, which is incorporated by reference.


Competition

State Street operates in a highly competitive environment in all areas of its business on a worldwide basis, including services to institutional investors and investment management. State Street faces competition from other deposit-taking institutions, investment management firms, private trustees, insurance companies, mutual funds, broker/dealers, investment banking firms, law firms, benefits consultants, leasing companies, and business service and software companies. As State Street expands globally, additional sources of competition are encountered.

State Street believes there are certain key competitive considerations in these markets, specifically, for asset servicing: quality of service, efficiencies of scale, technological expertise, quality and scope of sales and marketing, and price; and for investment management: expertise, experience, the availability of related service offerings, and price.

State Street's competitive success depends upon its ability to develop and market new and innovative services; to adopt or develop new technologies to bring new services to market in a timely fashion at competitive prices; and to continue and expand its relationships with existing and new customers.


Employees

At December 31, 1999, State Street had 17,213 employees, of whom 16,769 were full-time.

Regulation and Supervision

General. State Street is registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the "Act"). The Act, with certain exceptions, limits the activities that may be engaged in by State Street and its non-bank subsidiaries, which includes non-bank companies for which State Street owns or controls more than 5% of a class of voting shares, to those which are deemed by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Federal Reserve Board may order a bank holding company to terminate any activity or its ownership or control of a non-bank subsidiary if the Federal Reserve Board finds that such activity or ownership or control constitutes a serious risk to the financial safety, soundness or stability of a subsidiary bank and is inconsistent with sound banking principles or statutory purposes. In the opinion of management, all of State Street's present subsidiaries are within the statutory standard or are otherwise permissible. The Act also requires a bank holding company to obtain prior approval of the Federal Reserve Board before it may acquire substantially all the assets of any bank or ownership or control of more than 5% of the voting shares of any bank. A recent federal law reduces to some extent the restrictions on activities of certain bank holding companies, such as State Street, which qualify as financial holding companies. See "Gramm-Leach-Bliley Act of 1999" below.

Capital Adequacy. Bank holding companies, such as State Street, are subject to Federal Reserve Board risk-based capital and minimum leverage ratio guidelines. At December 31, 1999, State Street's consolidated Tier 1 capital and total capital ratios were both 14.7%. For further information as to the Corporation's capital position and capital adequacy, refer to the Liquidity and Capital Resources portion of the Financial Review section, which section comprises Management's Discussion and Analysis of Financial Condition and Results of Operation, and to Note K to the Notes to Consolidated Financial Statements which appear in State Street's 1999 Annual Report to Stockholders. Such information is incorporated by reference.

State Street Bank is subject to similar risk-based and leverage capital requirements. State Street Bank was in compliance with the applicable minimum capital requirements as of December 31, 1999. Failure to meet capital requirements could subject a bank to a variety of enforcement actions, including the termination of deposit insurance by the Federal Deposit Insurance Corporation (the "FDIC"), and to certain restrictions on its business, which are described further in this section.

Subsidiaries. The primary federal banking agency responsible for regulating State Street and its subsidiaries, including State Street Bank, for both U.S. and international operations is the Federal Reserve System. State Street is also subject to the Massachusetts bank holding company statute. The Massachusetts statute requires prior approval by the Massachusetts Board of Bank Incorporation for the acquisition by State Street of more than 5% of the voting shares of any additional bank and for other forms of bank acquisitions.

State Street's banking subsidiaries are subject to supervision and examination by various regulatory authorities. State Street Bank is a member of the Federal Reserve System and the FDIC and is subject to applicable federal and state banking laws and to supervision and examination by the Federal Reserve Bank of Boston, as well as by the Massachusetts Commissioner of Banks, the FDIC, and the regulatory authorities of those countries in which a branch of State Street Bank is located. Other subsidiary trust companies are subject to supervision and examination by the Office of the Comptroller of the Currency, other offices of the Federal Reserve System or by the appropriate state banking regulatory authorities of the states in which they are located. State Street's non-U.S. banking subsidiaries are also subject to regulation by the regulatory authorities of the countries in which they are located. The capital of each of these banking subsidiaries is in excess of the minimum legal capital requirements as set by those authorities.

State Street and its non-bank subsidiaries are affiliates of State Street Bank under the federal banking laws, which impose certain restrictions on transfers of funds in the form of loans, extensions of credit, investments or asset purchases by State Street Bank to State Street and its non-bank subsidiaries. Transfers of this kind to State Street and its non-bank subsidiaries by State Street Bank are limited to 10% of State Street Bank's capital and surplus with respect to each affiliate and to 20% in the aggregate, and are subject to certain collateral requirements. A bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or lease or sale of property or furnishing of services. Federal law also provides that certain transactions with affiliates must be on terms and under circumstances, including credit standards that are substantially the same, or at least as favorable to the institution as those prevailing at the time for comparable transactions involving other non-qualified companies or, in the absence of comparable transactions, on terms and under circumstances, including credit standards, that in good faith would be offered to, or would apply to, nonaffiliated companies. The Federal Reserve Board has jurisdiction to regulate the terms of certain debt issues of bank holding companies.

Support of Subsidiary Banks. Under Federal Reserve Board policy, a bank holding company is required to act as a source of financial and managerial strength to its subsidiary banks. Under this policy, State Street is expected to commit resources to its subsidiary banks in circumstances where it might not do so absent such policy. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority payment.

Gramm-Leach-Bliley Act of 1999. In 1999, major financial services modernization legislation, known as the "Gramm-Leach-Bliley Act of 1999", ("GLBA"), became law. GLBA lifts the Glass-Steagall Act prohibitions on banks associating with, or having management interlocks with, business organizations engaged in securities activities. By electing to become a "financial holding company", a bank holding company may acquire new powers not otherwise available to it. In order to qualify, each bank holding company's depository subsidiaries must be well capitalized and well managed, and must be meeting its Community Reinvestment Act obligations. Once qualified as a financial holding company, a bank holding company must continue to meet the applicable capital and management standards. Failure to maintain such standards may ultimately permit the Federal Reserve Board to take certain enforcement action against such company. The repeal of the Glass-Steagall Act and the availability of new powers both are effective on or after March 12, 2000. State Street became a financial holding company on March 13, 2000.

Financial holding companies are permitted to engage in those activities that are determined by the Federal Reserve Board, working with the Secretary of the Treasury, to be financial in nature, incidental to an activity that is financial in nature, or complementary to a financial activity and that does not pose a safety and soundness risk. GLBA defines certain activities as financial in nature, including, but not limited to, the following: providing financial or investment advice; underwriting, dealing in or making markets in securities; merchant banking, subject to significant limitations; and any activities previously found by the Federal Reserve Board to be closely related to banking. A company that is predominantly engaged in financial activities but is not a bank holding company may, if it becomes a bank holding company and thereby also a financial holding company, continue to engage in or retain a subsidiary engaging in those nonfinancial activities in which the company or its subsidiary was lawfully engaged on September 30, 1999, but it may not expand those grandfathered activities or initiate new nonfinancial activities. Such grandfathering is available for up to fifteen years.

GLBA also permits national and state banks (subject to capital, management, size, debt rating, and Community Reinvestment Act qualification factors) to have "financial subsidiaries" that are permitted to engage in financial activities not otherwise permissible. However, unlike financial holding companies, financial subsidiaries may not engage in insurance underwriting, developing or investing in real estate, merchant banking (for at least five years) or insurance portfolio investing.


Dividends

As a bank holding company, State Street is a legal entity separate and distinct from State Street Bank and its non-bank subsidiaries. The right of State Street to participate as a stockholder in any distribution of assets of State Street Bank upon its liquidation or reorganization or otherwise is subject to the prior claims by creditors of State Street Bank, including obligations for federal funds purchased and securities sold under repurchase agreements and deposit liabilities. Payment of dividends by State Street Bank is subject to provisions of the Massachusetts banking law which provides that dividends may be paid out of net profits provided (i) capital stock and surplus remain unimpaired, (ii) dividend and retirement fund requirements of any preferred stock have been met, (iii) surplus equals or exceeds capital stock, and (iv) there are deducted from net profits any losses and bad debts, as defined, in excess of reserves specifically established therefore. Under the Federal Reserve Act, the approval of the Board of Governors of the Federal Reserve System would be required if dividends declared by the Bank in any year would exceed the total of its net profits for that year combined with retained net profits for the preceding two years, less any required transfers to surplus. Under applicable federal and state law restrictions, at December 31, 1999, State Street Bank had $1.2 billion of retained earnings available for distribution to State Street in the form of dividends. Future dividend payments of the Bank and non-bank subsidiaries cannot be determined at this time.


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

Factors Affecting Future Results

From time to time, information provided by State Street, statements made by its employees, or information included in its filings with the Securities and Exchange Commission (including this Form 10-K), may contain statements which are not historic facts (so-called "forward looking statements"), including statements about the Corporation's confidence and strategies and its expectation about revenues and market growth, new technologies, services and opportunities, and earnings. These statements may be identified by such forward looking terminology as "expect", "look", "believe", "anticipate", "may", "will", or similar statements or variations of such terms. These forward-looking statements involve certain risks and uncertainties, which could cause actual results to differ materially. Factors that may cause such differences include, but are not limited to, the factors discussed in this section and elsewhere in this Form 10-K. Each of these factors, and others, are also discussed from time to time in the Corporation's other filings with the Securities and Exchange Commission, including its reports on Form 10-Q.

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

Interest rates. Market interest rate levels, the shape of the yield curve and the direction of interest rate changes affect net interest revenue and fiduciary compensation from securities lending. All else being equal, in the short term, State Street's net interest revenue benefits from falling interest rates and is negatively affected by rising rates because interest-bearing liabilities reprice sooner than interest-earning assets.

Volatility of currency markets. The degree of volatility in foreign exchange rates can affect the amount of foreign exchange trading revenue. In general, State Street benefits from currency volatility.

Pace of pension reform. State Street expects to benefit from worldwide pension reform that creates additional pools of assets that use custody and related services and investment management services. The pace of pension reform and resulting programs including public and private pension schemes may affect the pace of revenue growth.

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

Business mix. Changes in business mix, including the mix of U.S. and non-U.S. business may affect future results.

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

There are risks inherent in this process. These include rapid technological change in the industry, including the emergence of alternative delivery systems such as the widespread use of the internet and shortened settlement cycles that ultimately will result in changes to existing procedures. The Corporation's ability to access technical and other information from customers, and the significant and ongoing investments required to bring new services to market in a timely fashion at competitive prices. Further, there is risk that competitors may introduce services that could replace or provide lower-cost alternatives to State Street's services.

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

Year-2000 modifications. Certain risks with respect to the impact of the Year 2000 on processing date-sensitive information remain. State Street will continue to monitor date-sensitive processing.

Acquisitions, alliances and divestitures. Acquisitions of complementary businesses and technologies, and development of strategic alliances are a part of State Street's overall business strategy. The Corporation has completed several acquisitions and alliances in recent years. However, there can be no assurance that services, technologies, key personnel, and businesses of acquired companies will be effectively assimilated into State Street's business or service offerings or that alliances will be successful.

Gramm-Leach-Bliley Act of 1999. The Gramm-Leach-Bliley Act of 1999 may cause changes in the competitive environment in which State Street operates. Such changes could include, among other things, broadening the scope of activities of significant competitors, or facilitating consolidation of competitors into larger, better capitalized companies, offering a wide array of financial services and products; and attracting large and well-capitalized financial services companies into activities not previously undertaken but competitive to the Corporation's traditional businesses. In addition, the Corporation's ability to engage in new activities may expose it to business risks with which it has less experience than it has with the business risks associated with its traditional businesses. Such changes and the ability of the Corporation to address and adapt to the regulatory and competitive challenges, may effect future results.


Selected Statistical Information

The following tables contain State Street's consolidated statistical information relating to, and should be read in conjunction with, the consolidated financial statements, selected financial data and management's discussion and analysis of financial condition and results of operation, all of which appear in State Street's 1999 Annual Report to Stockholders and is incorporated by reference herein.

Distribution of Average Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential

The average statements of condition and net interest revenue analysis for the years indicated are presented below.

--------------------------------------------------------------------------------------------------------------------
                                                             1999(1)                             1998
                                                 -------------------------------- ----------------------------------
                                                   Average               Average     Average                Average
(Dollars in millions; taxable equivalent)          Balance    Interest     Rate      Balance     Interest     Rate
--------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-bearing deposits with banks(2) ........  $ 13,043    $   497      3.81%    $  11,271    $   537      4.76%
Securities purchased under resale agreements
 and securities borrowed .......................    15,663        786      5.02        12,876        691      5.37
Federal funds sold .............................       652         32      4.95           762         42      5.46
Trading account assets .........................       645         24      3.68           268         10      3.61
Investment securities:
 U.S. Treasury and federal agencies ............     7,230        398      5.51         5,337        313      5.88
 State and political subdivisions ..............     1,691        102      6.05         1,729        105      6.08
 Other investments .............................     3,780        223      5.89         2,816        170      6.03
Loans(3):
 U.S. ..........................................     4,650        271      5.83         4,549        271      5.97
 Non-U.S. ......................................     2,135        144      6.73         1,798        138      7.67
                                                  --------    -------               ----------   -------
  Total Interest-Earning Assets ................    49,489      2,477      5.01         41.406     2,277      5.50
Cash and due from banks ........................     1,244                                926
Allowance for loan losses ......................       (81)                               (90)
Premises and equipment .........................       721                                633
Other assets ...................................     2,722                              2,835
                                                  --------                          ----------
  Total Assets .................................  $ 54,095                          $  45,710
                                                  ========                          ==========
LIABILITIES AND STOCKHOLDERS'
 EQUITY
Interest-bearing deposits:
 Savings .......................................  $  2,656        103      3.89     $   2,495        108      4.33
 Time ..........................................       522         26      4.93           140          7      5.18
 Non-U.S. ......................................    20,098        583      2.90        16,294        542      3.33
Securities sold under repurchase agreements ....    16,988        810      4.77        13,775        703      5.11
Federal funds purchased ........................       842         41      4.90           704         37      5.28
Other short-term borrowings ....................       508         23      4.62           619         29      4.66
Notes payable ..................................                                            4                 6.40
Long-term debt .................................       922         70      7.63           867         66      7.62
                                                  --------    -------               ----------   -------
  Total Interest-Bearing Liabilities ...........    42,536      1,656      3.89        34,898      1,492      4.28
                                                              -------                            -------
Non-interest bearing deposits ..................     6,527                              6,254
Other liabilities ..............................     2,553                              2,401
Stockholders' equity ...........................     2,479                              2,157
                                                  --------                          ----------
  Total Liabilities and Stockholders'
   Equity ......................................  $ 54,095                          $  45,710
                                                  ========                          ==========
 Net interest revenue ..........................              $   821                            $   785
                                                              =======                            =======
 Excess of rate earned over rate paid ..........                           1.11%                              1.22%
                                                                           ====                               ====
 Net Interest Margin(4) ........................                           1.66%                              1.90%
                                                                           ====                               ====
--------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------
                                                                1997
                                                 -----------------------------------
                                                    Average                 Average
(Dollars in millions; taxable equivalent)           Balance     Interest     Rate
------------------------------------------------------------------------------------
ASSETS
Interest-bearing deposits with banks(2) ........   $   8,516    $   415       4.88%
Securities purchased under resale agreements
 and securities borrowed .......................       6,413        354       5.52
Federal funds sold .............................         708         39       5.57
Trading account assets .........................         153          9       5.60
Investment securities:
 U.S. Treasury and federal agencies ............       5,980        360       6.03
 State and political subdivisions ..............       1,645        105       6.37
 Other investments .............................       2,659        163       6.12
Loans(3):
 U.S. ..........................................       3,905        243       6.22
 Non-U.S. ......................................       1,446        111       7.67
                                                   ---------    -------
  Total Interest-Earning Assets ................      31.425      1,799       5.73
Cash and due from banks ........................       1,119
Allowance for loan losses ......................         (76)
Premises and equipment .........................         475
Other assets ...................................       2,483
                                                   ----------
  Total Assets .................................   $  35,426
                                                   ==========
LIABILITIES AND STOCKHOLDERS'
 EQUITY
Interest-bearing deposits:
 Savings .......................................   $   2,081         87       4.17
 Time ..........................................         153          8       5.08
 Non-U.S. ......................................      12,645        417       3.30
Securities sold under repurchase agreements ....       9,598        499       5.20
Federal funds purchased ........................         291         15       5.26
Other short-term borrowings ....................         602         30       5.03
Notes payable ..................................          76          3       4.34
Long-term debt .................................         717         55       7.70
                                                   ----------   -------
  Total Interest-Bearing Liabilities ...........      26,163      1,114       4.26
                                                                -------
Non-interest bearing deposits ..................       5,288
Other liabilities ..............................       2,128
Stockholders' equity ...........................       1,847
                                                   ----------
  Total Liabilities and Stockholders'
   Equity ......................................   $  35,426
                                                   ==========
 Net interest revenue ..........................                $   685
                                                                =======
 Excess of rate earned over rate paid ..........                              1.47%
                                                                              ====
 Net Interest Margin(4) ........................                              2.18%
                                                                              ====
------------------------------------------------------------------------------------


(1) On October 1, 1999, State Street completed the sale of its commercial banking business. Average balances for l999 include $1.7 billion of commercial, financial and real estate loans that were sold, and $822 million of interest- and noninterest-bearing deposits that were transferred as part of the sale.

(2) Amounts reported were with non-U.S. domiciled offices of other banks.

(3) Non-accrual loans are included in the average loan amounts outstanding. Non-U.S. loans include non-U.S. lease financing.

(4) Net interest margin is taxable-equivalent net interest revenue divided by average interest-earning assets.


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

------------------------------------------------------------------------------------------------------------------------------
                                                          1999 Compared to 1998                  1998 Compared to 1997
                                                 --------------------------------------- -------------------------------------
                                                   Change in   Change in   Net Increase   Change in   Change in   Net Increase
(Dollars in millions; taxable equivalent)           Volume        Rate      (Decrease)      Volume       Rate      (Decrease)
------------------------------------------------------------------------------------------------------------------------------
Interest revenue related to:
Interest-bearing deposits with banks ...........   $  84       $ (124)        $(40)        $ 132       $ (10)       $ 122
Securities purchased under resale agreements
 and securities borrowed .......................     150          (55)          95           357         (20)         337
Federal funds sold .............................      (7)          (3)         (10)            3                        3
Trading account assets .........................      14                        14             6          (5)           1
Investment securities:
 U.S. Treasury and federal agencies ............     112          (27)          85           (38)         (9)         (47)
 State and political subdivisions ..............      (3)                       (3)            3          (3)
 Other investments .............................      58           (5)          53             9          (2)           7
Loans:
 U.S. ..........................................       6           (6)                        38         (10)          28
 Non-U.S. ......................................      26          (20)           6            26           1           27
                                                   ------      -------       ------        -----      -------       ----
  Total interest-earning assets ................     440         (240)         200           536         (58)         478
                                                   ------      -------       ------        -----      -------       ----
Interest expense related to:
Deposits:
 Savings .......................................       7          (12)          (5)           18           3           21
 Time ..........................................      20           (1)          19            (1)                      (1)
 Non-U.S. ......................................     127          (86)          41           121           4          125
Securities sold under repurchase agreements ....     166          (59)         107           217         (13)         204
Federal funds purchased ........................       7           (3)           4            22                       22
Other short-term borrowings ....................      (6)                       (6)            1          (2)          (1)
Notes payable ..................................                                              (6)          3           (3)
Long-term debt .................................       4                         4            11                       11
                                                   ------      -------       ------        ------     -------      ------
  Total interest-bearing liabilities ...........     325         (161)         164           383          (5)         378
                                                   ------      -------       ------        ------     -------      ------
  Net Interest Revenue .........................   $ 115       $  (79)        $ 36         $ 153       $ (53)       $ 100
                                                   ======      =======       ======        ======     =======      ======
------------------------------------------------------------------------------------------------------------------------------

Investment Portfolio

Investment securities consisted of the following at December 31:

------------------------------------------------------------------------------------
(Dollars in millions)                                1999         1998         1997
------------------------------------------------------------------------------------
Held to Maturity (at amortized cost):
 U.S. Treasury and federal agencies ..........    $  1,219      $ 1,177      $   893
 Other investments ...........................          48
                                                  --------      -------      -------
  Total ......................................    $  1,267      $ 1,177      $   893
                                                  ========      =======      =======
Available for Sale (at fair value):
 U.S. Treasury and federal agencies ..........    $  6,865      $ 3,695      $ 4,919
 State and political subdivisions ............       1,877        1,612        1,657
 Asset-backed securities .....................       3,237        1,719        1,673
 Collateralized mortgage obligations .........         831          726          571
 Other investments ...........................         626          808          662
                                                  --------      -------      -------
  Total ......................................    $ 13,436      $ 8,560      $ 9,482
                                                  ========      =======      =======
------------------------------------------------------------------------------------

The maturities of debt investment securities at December 31, 1999 and the weighted average yields (fully taxable-equivalent basis) were as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                    Years
                                               -------------------------------------------------------------------------------------
                                                      Under 1               1 to 5                6 to 10              Over 10
                                               -------------------------------------------------------------------------------------
(Dollars in millions)                           Amount   Yield        Amount    Yield        Amount     Yield   Amount      Yield
------------------------------------------------------------------------------------------------------------------------------------
Held to Maturity (at amortized cost):
 U.S. Treasury and federal agencies ..........  $   515   5.30%       $   704   5.61%        $
 Other investments ...........................                             13   6.87            35   6.87%
                                                -------               -------                -----
  Total ......................................  $   515               $   717                $  35
                                                =======               =======                =====
Available for Sale (at fair value):
 U.S. Treasury and federal agencies ..........  $ 1,016   6.13%       $ 4,244   6.25%        $ 227   6.27%       $ 1,378       6.27%
 State and political subdivisions ............      600   6.25          1,231   6.32            36   6.17             10       7.88
 Asset-backed securities .....................      187   6.16          1,404   6.16           466   6.16          1,180       6.16
 Collateralized mortgage obligations .........       11   6.21              1   6.53            82   6.53            737       6.53
 Other investments ...........................       47   4.76            563   4.95
                                                -------               -------                ----                -------
  Total ......................................  $ 1,861               $ 7,443                $ 811               $ 3,305
                                                =======               =======                =====               =======
------------------------------------------------------------------------------------------------------------------------------------

Loan Portfolio

U.S. and non-U.S. loans at December 31, and average loans outstanding for the years ended December 31, were as follows:

------------------------------------------------------------------------------------------------------------
(Dollars in millions)                                  1999        1998        1997        1996        1995
------------------------------------------------------------------------------------------------------------
U.S.:
 Commercial and financial .......................    $ 1,908     $ 4,306     $ 3,623     $ 3,022     $ 2,620
 Lease financing ................................        418         415         296         304         315
 Real estate ....................................                     90          74         118          96
                                                     -------     -------     -------     -------     -------
  Total U.S. ....................................      2,326       4,811       3,993       3,444       3,031
                                                     -------     -------     -------     -------     -------
Non-U.S.:
 Commercial and industrial ......................        514         505         829         764         634
 Lease financing ................................      1,124         917         669         415         256
 Banks and other financial institutions .........        311          60          59          78          57
 Other ..........................................         18          16          12          12           8
                                                     -------     -------     -------     -------     -------
  Total Non-U.S. ................................      1,967       1,498       1,569       1,269         955
                                                     -------     -------     -------     -------     -------
  Total loans ...................................    $ 4,293     $ 6,309     $ 5,562     $ 4,713     $ 3,986
                                                     =======     =======     =======     =======     =======
Average loans outstanding .......................    $ 6,785     $ 6,347     $ 5,351     $ 4,513     $ 3,664
                                                     =======     =======     =======     =======     =======
------------------------------------------------------------------------------------------------------------

Loan and lease maturities for selected loan categories at December 31, 1999 were as follows:

-------------------------------------------------------------------------------------------------------------
                                                                                          Years
                                                                              -------------------------------
(Dollars in millions)                                                         Under 1     1 to 5     Over 5
-------------------------------------------------------------------------------------------------------------
U.S.--Commercial and financial ............................................    $ 1,648     $ 180      $   80
Non-U.S. ..................................................................        821         8       1,138
-------------------------------------------------------------------------------------------------------------

The following table shows the classification of loans due after one year according to sensitivity to changes in interest rates:

---------------------------------------------------------------------------
(Dollars in millions)
---------------------------------------------------------------------------
Loans and leases with predetermined interest rates .........    $ 1,179
Loans with floating or adjustable interest rates ...........        227
                                                                -------
 Total .....................................................    $ 1,406
                                                                =======
---------------------------------------------------------------------------

Loans are evaluated on an individual basis to determine the appropriateness of renewing each loan. State Street does not have a general rollover policy. Deferred fees included in loans were $7 million and $11 million for years ended December 31, 1999 and 1998, respectively. Unearned revenue included in leases was $692 million and $700 million for non-U.S. leases, and $201 million and $229 million for U.S. leases, for the years ended December 31, 1999 and 1998, respectively.


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

Non-accrual loans totaled $9 million, $12 million, $2 million, $12 million and $16 million as of December 31, 1999 through 1995, respectively. There were $5 million of non-accrual loans to non-U.S. customers in 1999, none in 1998, less than $1 million in 1997, $6 million in 1996, and none in 1995.

Past due loans totaled less than $1 million as of December 31, 1999 through 1995. Past due loans included loans to non-U.S. customers for less than $1 million in 1999, 1998 and 1997, and none for the years 1996 and 1995.

The interest revenue for 1999, which would have been recorded for the non-accrual loans is less than $1 million for U.S. and less than $1 million for non-U.S. loans. The interest revenue that was recorded on non-accrual loans was less than $1 million for U.S. and non-U.S. loans.

Allowance for Loan Losses and Credit Quality


The changes in the allowance for loan losses for the years ended December 31, were as follows:

-----------------------------------------------------------------------------------------------------------------------------
(Dollars in millions)                                                         1999      1998      1997       1996        1995
-----------------------------------------------------------------------------------------------------------------------------
Balance at beginning of year:
 U.S. ....................................................................  $   65    $   68    $   63     $   54      $   53
 Non-U.S. ................................................................      19        15        10          9           5
                                                                            ------    ------    ------     ------      ------
  Total allowance for loan losses ........................................      84        83        73         63          58
                                                                            ------    ------    ------     ------      ------
Provision for loan losses:
 U.S. ....................................................................      10        13         6          7           4
 Non-U.S. ................................................................       4         4        10          1           4
                                                                            ------    ------    ------     ------      ------
  Total provision for loan losses ........................................      14        17        16          8           8
                                                                            ------    ------    ------     ------      ------
Loan charge-offs:
 U.S.:
  Commercial and financial ...............................................       9        19         1          4           5
  Real estate ............................................................                           1                      1
 Non-U.S.                                                                        8                   6          1           1
                                                                            ------    ------    ------     ------      ------
  Total loan charge-offs .................................................      17        19         8          5           7
                                                                            ------    ------    ------     ------      ------
Recoveries:
 U.S.:
  Commercial and financial ...............................................       3         2         1          3           2
  Real estate ............................................................                 1                    3           1
 Non-U.S. ................................................................                           1          1           1
                                                                            ------    ------    ------     ------      ------
  Total recoveries .......................................................       3         3         2          7           4
                                                                            ------    ------    ------     ------      ------
   Net loan charge-offs (recoveries) .....................................      14        16         6         (2)          3
                                                                            ------    ------    ------     ------      ------
   Transferred upon sale(1):
     U.S. ................................................................      36
                                                                            ------    ------    ------     ------      ------
   Balance at end of year:
     U.S. ................................................................      33        65        68         63          54
     Non-U.S. ............................................................      15        19        15         10           9
                                                                            ------    ------    ------     ------      ------
   Total allowance for loan losses .......................................  $   48    $   84    $   83     $   73      $   63
                                                                            ======    ======    ======     ======      ======
Ratio of net charge-offs (recoveries) to average loans outstanding .......     .22%      .24%      .11%      (.02)%       .07%
                                                                            ======    ======    ======     ======      ======
-----------------------------------------------------------------------------------------------------------------------------

(1) On October 1, 1999, State Street completed the sale of its commercial banking business which included the transfer of $36 million of the allowance for loan loss.

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

While the allowance is established to absorb probable losses inherent in the total loan portfolio, management allocates the allowance for loan losses to specific loans, selected portfolio segments and certain off-balance sheet exposures and commitments. Adversely classified loans in excess of $1 million are reviewed individually to evaluate risk of loss and assigned a specific allocation of the allowance. The allocations are based on an assessment of potential risk of loss and include evaluations of the borrowers' financial strength, discounted cash flows, collateral, appraisals and guarantees. The allocations to portfolio segments and off-balance sheet exposures are based on management's evaluation of relevant factors, including the current level of problem loans and current economic trends. These allocations are also based on subjective estimates and management judgment, and are subject to change from quarter-to-quarter. In addition, a portion of the allowance remains unallocated as a general reserve for the entire loan portfolio. The general reserve is based upon such factors as portfolio concentration, historical losses and current economic conditions.

The provision for loan losses is a charge to earnings for the current period which is required to maintain the total allowance at a level considered adequate in relation to the level of risk in the loan portfolio. The provision for loan losses was $14 million and $17 million in 1999 and 1998, respectively.

At December 31, 1999, loans comprised 7% of State Street's assets. State Street's loan policies limit the size of individual loan exposures to reduce risk through diversification.

For 1999, net charge-offs were $14 million versus net charge-offs of $16 million in 1998. Net charge-offs for 1999, as a percentage of average loans, were .22% compared to net charge-offs of .24% for 1998.

At December 31, 1999, total non-performing assets were $13 million, a $3 million decrease from year-end 1998. Non-performing assets include $9 million and $12 million of non-accrual loans at year-end 1999 and 1998, respectively, and $4 million of other real estate owned in both 1999 and 1998.

At December 31, 1999, the allowance for loan losses was $48 million, or 1.12% of total loans. This compares with an allowance of $84 million, or 1.34% of total loans a year ago. In 1999, the measures of credit quality continued to be satisfactory, largely due to favorable U.S. economic conditions. State Street expects these measures of credit quality to continue to remain satisfactory in 2000. Actual results may differ materially from these forward-looking statements due to deterioration in the economic conditions and other unforeseen factors.


Cross-Border Outstandings

Countries within which State Street has cross-border outstandings (primarily deposits and letters of credit to banks and other financial institutions) of at least 1% of its total assets at December 31, were as follows:

-------------------------------------------------------------------
(Dollars in millions)               1999         1998         1997
-------------------------------------------------------------------
Japan .......................    $  4,253      $ 2,790     $  1,826
Germany .....................       2,502        1,610        1,482
United Kingdom ..............       1,891          897        1,793
Canada ......................       1,547        1,053        1,127
Australia ...................       1,095          812          796
Netherlands .................         987          874        1,053
France ......................         702          874          715
Italy .......................                      666          605
Belgium .....................                                   618
                                 --------      -------     --------
 Total outstandings .........    $ 12,977      $ 9,576     $ 10,015
                                 ========      =======     ========
-------------------------------------------------------------------

There were no other individual countries with aggregate cross-border outstandings between .75% and 1% of total assets at December 31, 1999; at December 31, 1998 there was $441 million (Belgium).


Deposits

The average balance and rates paid on interest-bearing deposits for the years ended December 31, were as follows:

-----------------------------------------------------------------------------------------------------------------------
                                                    1999                      1998                       1997
                                           -----------------------   -----------------------   ------------------------
                                             Average      Average      Average      Average      Average       Average
(Dollars in millions)                        Balance        Rate       Balance        Rate       Balance        Rate
-----------------------------------------------------------------------------------------------------------------------
U.S.:
 Non interest-bearing deposits .........    $  6,453                  $  6,159                  $  5,191
 Savings deposits ......................       2,656     3.89%           2,495     4.33%           2,081         4.17%
 Time deposits .........................         522     4.93              140     5.18              153         5.08
                                            --------                  --------                  --------
  Total U.S. ...........................    $  9,631                  $  8,794                  $  7,425
                                            ========                  ========                  ========
Non-U.S.:
 Non interest-bearing deposits .........    $     74                  $     95                  $     97
 Interest-bearing deposits .............      20,098     2.90%          16,294     3.33%          12,645         3.30%
                                            --------                  --------                  --------
  Total non-U.S. .......................    $ 20,172                  $ 16,389                  $ 12,742
                                            ========                  ========                  ========
-----------------------------------------------------------------------------------------------------------------------

Maturities of U.S. certificates of deposit of $100,000 or more at December 31, 1999 were as follows:

---------------------------------------------------------------------------------------------
(Dollars in millions)
---------------------------------------------------------------------------------------------
3 months or less ....................................................................    $ 26
3 to 6 months .......................................................................       4
6 to 12 months ......................................................................       2
Over 12 months ......................................................................       1
                                                                                         ----
 Total ..............................................................................    $ 33
                                                                                         ====
---------------------------------------------------------------------------------------------

At December 31, 1999, substantially all non-U.S. time deposit liabilities were in amounts of $100,000 or more. Included in non interest-bearing deposits were non-U.S. deposits of $35 million at December 31, 1999, $83 million at December 31, 1998 and $72 million at December 31, 1997.


Return on Equity and Assets and Capital Ratios

The return on equity, return on assets, dividend pay-out ratio, equity to assets ratio and capital ratios for reported results for the years ended December 31, were as follows:

---------------------------------------------------------------------------------------------
                                                              1999         1998         1997
---------------------------------------------------------------------------------------------
Net income to:
 Average stockholders' equity ..........................      25.0%        20.2%        20.6%
 Average total assets ..................................      1.14          .95         1.07
Dividends declared to net income .......................      15.6         19.6         18.2
Average stockholders' equity to average assets .........       4.6          4.7          5.2
Risk-based capital ratios:
 Tier 1 capital ........................................      14.7         14.1         13.7
 Total capital .........................................      14.7         14.4         13.8
Leverage Ratio .........................................       5.6          5.4          5.9
---------------------------------------------------------------------------------------------



Short-Term Borrowings

The following table reflects the amounts outstanding and weighted average interest rates of the primary components of short-term borrowings as of and for the years ended December 31:

--------------------------------------------------------------------------------------------------------------------------------
                                                                                                  Securities Sold Under
                                                         Federal Funds Purchased                   Repurchase Agreement
                                                   ------------------------------------    -------------------------------------
(Dollars in millions)                                  1999         1998        1997          1999          1998         1997
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31 ...........................   $  1,054     $   914     $   189      $  18,399     $  12,563     $  7,409
Maximum outstanding at any month end .............      1,547       2,241         402         18,444        17,643       10,106
Average outstanding during the year ..............        842         704         291         16,988        13,775        9,598

Weighted average interest rate at end of year ....       5.17%       4.78%       5.69%          5.03%         4.59%        5.20%
Weighted average interest rate during the year ...       4.90        5.28        5.26           4.77          5.11         5.20
--------------------------------------------------------------------------------------------------------------------------------

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

State Street owns five buildings located in Quincy, Massachusetts, a city south of Boston. Four of the buildings, containing a total of approximately 1,365,000 square feet, function as State Street Bank's operations facilities. The fifth building, with 186,000 square feet, is leased to Boston Financial Data Services, Inc., a 50% owned affiliate. Additionally, State Street owns a 92,000 square foot building in Westborough, Massachusetts, which is used as a data center, and a 100,000 square foot data center in Kansas City, Missouri.

The remaining offices and facilities of State Street and its subsidiaries are leased. As of December 31, 1999, the aggregate mortgages and lease payments, net of sublease revenue, payable within one year amounted to $82 million plus assessments for real estate tax, cleaning and operating expenses.

For additional information relating to premises, see Note E to the Notes to the Consolidated Financial Statements in State Street's 1999 Annual Report to Stockholders.


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

-------------------------------------------------------------------------------------------------------
Name                                  Age    Position                                     Year Elected
-------------------------------------------------------------------------------------------------------
Marshall N. Carter ...............    59     Chairman and Chief Executive Officer         1993
David A. Spina ...................    57     President and Chief Operating Officer        1995
Ronald E. Logue ..................    54     Vice Chairman                                1999
Nicholas A. Lopardo ..............    53     Vice Chairman                                1997
Maureen Scannell Bateman .........    56     Executive Vice President and General
                                             Counsel                                      1997
Joseph W. Chow ...................    47     Executive Vice President                     1999
Susan Comeau .....................    58     Executive Vice President                     1993
John A. Fiore ....................    48     Executive Vice President and Chief
                                             Information Officer                          1998
Timothy B. Harbert ...............    48     Executive Vice President                     1999
Ronald L. O'Kelley ...............    54     Executive Vice President, Chief Financial
                                             Officer, Treasurer                           1995
Albert E. Petersen ...............    54     Executive Vice President                     1991
Stanley W. Shelton ...............    45     Executive Vice President                     1999
John R. Towers ...................    58     Executive Vice President                     1994
-------------------------------------------------------------------------------------------------------

All executive officers are elected by the Board of Directors. The Chairman, President and Treasurer have been elected to hold office until the next annual meeting of stockholders or until their respective successors are chosen and qualified. Other executive officers hold office at the discretion of the Board. There are no family relationships among any of the directors and executive officers of State Street. With the exception of Ms. Bateman and Mr. O'Kelley, all of the executive officers have been officers of State Street for five years or more.

Ms. Bateman was hired as an executive officer of State Street in 1997. Prior to joining State Street, she was Managing Director and General Counsel of United States Trust Company of New York. Prior to that, she had been Vice President and Counsel at Bankers Trust Company.

Mr. O'Kelley was hired as an executive officer of State Street in 1995. Prior to joining State Street, he was Vice President and Chief Financial Officer of Douglas Aircraft Company, a subsidiary of McDonnell Douglas Corporation. Prior to that, he was Senior Vice President and Chief Financial Officer of Rolls Royce, Inc.

Mr. Chow became an executive officer of State Street in 1999. Prior to joining State Street in 1990, Mr. Chow was employed with Bank of Boston in various corporate and international banking roles.

Mr. Harbert became an executive officer of State Street in 1999. Mr. Harbert joined State Street in 1987 and has held a various positions including Head of Systems and Investment Operations, and Chief Operating Officer and President of State Street Global Advisors. Prior to joining State Street, Mr. Harbert was a manager in the Management Consulting Services practice of PriceWaterhouseCoopers, LLC.

Mr. Shelton became an executive officer of State Street in 1999. Mr. Shelton joined State Street in 1984 and has held various positions, including manager of State Street's offices in London and Hong Kong. Prior to joining State Street, Mr. Shelton was Vice President of First City National Bank.

                                    PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Information concerning the market prices of and dividends on State Street's common stock during the past two years appears on page 26 of State Street's 1999 Annual Report to Stockholders and is incorporated by reference. There were 5,970 stockholders of record at December 31, 1999. State Street's common stock is listed on the New York Stock Exchange, ticker symbol: STT. State Street's common stock is also listed on the Boston and Pacific Stock Exchanges.

Directors who are also employees of the Corporation or the Bank receive no compensation for serving as directors or as members of committees. Directors who are not employees of the Corporation or the Bank received an annual retainer of $37,500, payable at their election in shares of Common Stock of the Corporation or in cash, and an award of 468 shares of deferred stock payable when the director leaves the Board or retires, for services provided during the period April 1999 through March 2000. In 1999, all outside directors elected to receive their annual retainer in shares of Common Stock. The directors may elect to defer either 50% or 100% of all fees and compensation payable in either cash or stock during any calendar year pursuant to the Corporation's Deferred Compensation Plan for Directors. Three directors have elected to defer compensation. An aggregate of 6,651 shares were issued as retainers, and rights to receive an aggregate of 8,065 deferred shares were awarded, in 1999. Exemption from registration of the shares is claimed by the Corporation under
Section 4(2) of the Securities Act of 1933.


Item 6. Selected Financial Data

The information required by this item is set forth on page 11 of State Street's 1999 Annual Report to Stockholders and is incorporated by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

The information required by this item appears in State Street's 1999 Annual Report to Stockholders on pages 2 through 9 and pages 12 through 29 and is incorporated by reference.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information required by this item appears in State Street's 1999 Annual Report to Stockholders on pages 26 through 29 and is incorporated by reference.


Item 8. Financial Statements and Supplementary Data

The Consolidated Financial Statements, Report of Independent Auditors and Supplemental Financial Data appear on pages 30 through 55 of State Street's 1999 Annual Report to Stockholders and are incorporated by reference. In addition, discussion of restrictions on transfer of funds from State Street Bank to Registrant is included in Part I, Item 1, "Dividends".


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

                                   PART III


Item 10. Directors and Executive Officers of the Registrant

Information concerning State Street's directors appears on pages 2 through 7 of State Street's Proxy Statement for the 2000 Annual Meeting of Stockholders under the caption "Election of Directors". Such information is incorporated by reference.

Information concerning State Street's executive officers appears under the caption "Executive Officers of the Registrant" in Item 4.A of this Report.

Information concerning compliance with Section 16(a) of the Securities Exchange Act appears on page 9 of State Street's Proxy Statement for the 2000 Annual Meeting of Stockholders under the caption "Compliance with Section 16(a) of the Securities Exchange Act". Such information is incorporated by reference.


Item 11. Executive Compensation

Information in response to this item appears on pages 15 and 16 in State Street's Proxy Statement for the 2000 Annual Meeting of Stockholders under the caption "Executive Compensation", on page 8 in State Street's Proxy Statement for the 2000 Annual Meeting of Stockholders under the caption "Compensation of Directors", on pages 18 - 20 in State Street's Proxy Statement for the 2000 Annual Meeting of Stockholders under the caption "Retirement Benefits", on page 7 in State Street's Proxy Statement for the 2000 Annual Meeting of Stockholders under the caption "General Information--Executive Compensation Committee", on pages 10 to 14 in State Street's Proxy Statement for the 2000 Annual Meeting of Stockholders under the caption "Report of the Executive Compensation Committee", and on page 17 in State Street's Proxy Statement for the 2000 Annual Meeting of Stockholders under the caption "Stockholder Return Performance Presentation". Such information is incorporated by reference.


Item 12: Security Ownership of Certain Beneficial Owners and Management

Information concerning security ownership of certain beneficial owners and management appears on pages 8 and 9 in State Street's Proxy Statement for the 2000 Annual Meeting of Stockholders under the caption "Beneficial Ownership of Shares". Such information is incorporated by reference.


Item 13. Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions appears on pages 9 and 10 in State Street's Proxy Statement for the 2000 Annual Meeting of Stockholders under the caption "Certain Transactions". Such information is incorporated by reference.

                                    PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) Financial Statements

       The following consolidated financial statements of State Street included in its Annual Report to Stockholders for the year ended December 31, 1999 are incorporated by reference in Item 8 hereof:

       Consolidated Statement of Income--Years ended December 31, 1999, 1998 and 1997
       Consolidated Statement of Condition--December 31, 1999 and 1998 Consolidated Statement of Cash Flows--Years ended December 31, 1999, 1998 and 1997
       Consolidated Statement of Changes in Stockholders' Equity--Years ended December 31, 1999, 1998 and 1997
       Notes to Financial Statements
       Report of Independent Auditors


   (2) Financial Statement Schedules

       Certain schedules to the consolidated financial statements have been omitted if they were not required by Article 9 of Regulation S-X or if, under the related instructions, they were inapplicable, or the information was contained elsewhere herein.


   (3) Exhibits

       A list of the exhibits filed or incorporated by reference is as follows:

       3.1 Restated Articles of Organization, as amended (filed with the Securities and Exchange Commission as Exhibit 3.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated by reference)

       3.2 By-laws, as amended (filed with the Securities and Exchange Commission as Exhibit 3.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated by reference)

       4.1 The description of Registrant Common Stock is included in Registrant's Registration Statement on Form 10, as filed with the Securities and Exchange Commission on September 3, 1970 and amended as filed with the Securities and Exchange Commission on May 12, 1971 and incorporated by reference

       4.2 Amended and Restated Rights Agreement dated as of June 18, 1998 between Registrant and BankBoston, N.A., Rights Agent (filed with the Securities and Exchange Commission as Exhibit 99.1 to Registrant's Current Report on Form 8-K dated June18, 1998 and incorporated by reference)

       4.3 Indenture dated as of May 1, 1983 between Registrant and Morgan Guaranty Trust Company of New York, Trustee, relating to Registrant's 7 3/4% Convertible Subordinated Debentures due 2008 (filed with the Securities and Exchange Commission as Exhibit 4 to Registrant's Registration Statement on Form S-3 (Commission File No. 2-83251) and incorporated by reference)

       4.4 Indenture dated as of August 2, 1993 between Registrant and The First National Bank of Boston, as trustee relating to Registrant's long-term notes (filed with the Securities and Exchange Commission as Exhibit 4 to the Registrant's Current Report on Form 8-K dated October 8, 1993 and incorporated by reference)

       4.5 Instrument of Resignation, Appointment, and Acceptance, dated as of February 14, 1996 among Registrant, The First National Bank of Boston (resigning trustee) and Fleet National Bank of Massachusetts (successor trustee) (filed with the Securities and Exchange Commission as Exhibit 4.6 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated by reference)

       4.6 Instrument of Resignation, Appointment and Acceptance dated as of June 26, 1997 among Registrant, Fleet National Bank (resigning trustee) and First Trust National Association (successor trustee) (filed with the Securities and Exchange Commission as Exhibit 4.13 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated by reference)

       4.7 Junior Subordinated Indenture dated as of December 15, 1996 between Registrant and the First National Bank of Chicago (filed with the Securities and Exchange Commission as Exhibit 1 to Registrant's Current Report on Form 8-K dated December 20, 1996 and incorporated by reference)

       4.8 Amended and Restated Trust Agreement dated as of December 15, 1996 relating to State Street Institutional Capital A (filed with the Securities and Exchange Commission as Exhibit 2 to Registrant's Current Report on Form 8-K dated December 20, 1996 and incorporated by reference)

       4.9 Capital Securities Guarantee Agreement dated as of December 15,1996 between Registrant and the First National Bank of Chicago (filed with the Securities and Exchange Commission as Exhibit 3 to Registrant's Current Report on Form 8-K dated December 20, 1996 and incorporated by reference)

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
           (continued)

       4.10 Amended and Restated Trust Agreement, dated as of March 11, 1997 relating to State Street Institutional Capital B (filed with the Securities and Exchange Commission as Exhibit 2 to the Registrant's Current Report on Form 8-K dated March 11, 1997 and incorporated by reference)

       4.11 Capital Securities Guarantee Agreement dated as of March 11, 1997 between Registrant and the First National Bank of Chicago (filed with the Securities and Exchange Commission as Exhibit 3 to Registrant's Current Report on Form 8-K dated March 11, 1997 and incorporated by reference)

       4.12 (Note: Registrant agrees to furnish to the Securities and Exchange Commission upon request a copy of any other instrument with respect to long-term debt of the Registrant and its subsidiaries. Such other instruments are not filed herewith since no such instrument relates to outstanding debt in an amount greater than 10% of the total assets of Registrant and its subsidiaries on a consolidated basis.)

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

       10.7 Registrant's 1994 Stock Option and Performance Unit Plan (filed with the Securities and Exchange Commission as Exhibit 10.17 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated by reference)

       10.7A Amendment No. 1 dated as of October 19, 1995, to Registrant's 1994
            Stock Option and Performance Unit Plan (filed with the Securities and Exchange Commission as Exhibit 10.13A to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated by reference)

       10.7B Amendment No. 2 dated as of June 20, 1996, to Registrant's 1994
            Stock Option and Performance Unit Plan (filed with the Securities and Exchange Commission as Exhibit 10.7B to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated by reference)

       10.8 Registrant's Amended and Restated Supplemental Defined Benefit Pension Plan for Senior Executive Officers (filed with the Securities and Exchange Commission as Exhibit 10 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated by reference)

       10.9 Registrant's Non-employee Director Retirement Plan (filed with the Securities and Exchange Commission as Exhibit 10.22 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated by reference)

       10.10 State Street Global Advisors Incentive Plan for 1996 (filed with the Securities and Exchange Commission as Exhibit 10.19 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated by reference)

       10. 11 Forms of Employment Agreement with Officers (Levels 1, 2, and 3) approved by the Board of Directors on September, 1995 (filed with the Securities and Exchange Commission as Exhibit 10.20 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated by reference)

       10.12 State Street Global Advisors Equity Compensation Plan (filed with the Securities and Exchange Commission as Exhibit 10 to the Registrant's Form 10-Q for the quarter ended September 30, 1996 and incorporated by reference)

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
                                       (continued)

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

       10.15 Registrant's 1997 Equity Incentive Plan, as amended (filed with the Securities and Exchange Commission as Exhibit 10.22 to Registrant's Form 10-Q for the quarter ended June 30, 1997 and incorporated by reference)

       10.15A Amendment No. 2 to Registrant's 1997 Equity Incentive Plan (filed with the Securities and Exchange Commission as Exhibit 10.17 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated by reference)

       10.16 Description of 1998 deferred stock awards and issuances in lieu of retainer to non-employee directors (filed with the Securities and Exchange Commission as Exhibit 10.16 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated by reference)

       10.17 Description of 1999 deferred stock awards (filed with the Securities and Exchange Commission on page 8 under the heading "Compensation of Directors" of Registrant's Proxy Statement for the 2000 Annual Meeting and incorporated by reference)

       10.18 Amended and Restated Deferred Compensation Plan for Directors of State Street Corporation (filed with the Securities and Exchange Commission as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated by reference)

       10.19 Amended and Restated Deferred Compensation Plan for Directors of State Street Bank and Trust Company (filed with the Securities and Exchange Commission as Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated by reference)

       10.20 Registrant's 401(k) Restoration and Voluntary Deferral Plan (filed with the Securities and Exchange Commission as Exhibit 10 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated by reference)

       11.1 Computation of Earning per Share (information appears in Registrant's 1999 Annual Report to Stockholders on page 47 and is incorporated by reference)

       12.1 Statement of ratio of earnings to fixed charges

       13 Portions of State Street Corporation's Annual Report to Stockholders for the year ended December 31,1999. With the exception of the information incorporated by reference in Items 1, 2, 5, 6, 7, 7A, 8 and 14 of this Form 10-K, the Annual Report to Stockholders is not deemed filed as part of this report

       21.1 Subsidiaries of State Street Corporation

       23.1 Consent of Independent Auditors

       27.1 Financial Data Schedule (such schedule is not deemed filed as part of this report) for the year ended December 31, 1999


 (b) Reports on Form 8-K

   A current report on Form 8-K dated December 8, 1999 was filed, by the Registrant, on December 9, 1999 with the Securities and Exchange Commission which reported an agreement with CitiGroup, Inc. to participate in the formation of a jointly-owned subsidiary, CitiStreet. The transaction is expected to be completed during the first six months of 2000.

   A current report on Form 8-K dated January 7, 2000 was filed, by the Registrant, on January 7, 2000 with the Securities and Exchange Commission which reported on the sale by the Registrant of $5.2 billion of investment securities as part of a repositioning of its investment portfolio assets.

                                  SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, on March 16, 2000, thereunto duly authorized.


                                           STATE STREET CORPORATION


                                           By /s/ FREDERICK P. BAUGHMAN
                                              ---------------------------

                                              FREDERICK P. BAUGHMAN,

                                              Senior Vice President, Controller
                                              and Chief Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 16, 2000 by the following persons on behalf of the registrant and in the capacities indicated.


     OFFICERS:


   /s/ MARSHALL N. CARTER                     /s/ RONALD L. O'KELLEY
  ---------------------------------          ----------------------------------
   MARSHALL N. CARTER,                        RONALD L. O'KELLEY,
   Chairman and Chief Executive               Executive Vice
                                              President, Chief Officer
                                              Financial Officer and Treasurer


                                              /s/ FREDERICK P. BAUGHMAN
                                             ----------------------------------
                                              FREDERICK P. BAUGHMAN,

                                              Senior Vice President, Controller
                                              and Chief Accounting Officer


     DIRECTORS:


   /s/ TENLEY E. ALBRIGHT                     /s/ I. MACALLISTER BOOTH
  ---------------------------------          ----------------------------------
   TENLEY E. ALBRIGHT, M.D.                   I. MACALLISTER BOOTH

                                              /s/ TRUMAN S. CASNER
  ---------------------------------          ----------------------------------
   JAMES I. CASH, JR.                         TRUMAN S. CASNER

   /s/ NADER F. DAREHSHORI                    /s/ ARTHUR L. GOLDSTEIN
  ---------------------------------          ----------------------------------
   NADER F. DAREHSHORI                        ARTHUR L. GOLDSTEIN

                                              /s/ JOHN M. KUCHARSKI
  ---------------------------------          ----------------------------------
   DAVID P. GRUBER                            JOHN M. KUCHARSKI

   /s/ CHARLES R. LAMANTIA                    /s/ DAVID B. PERINI
  ---------------------------------          ----------------------------------
   CHARLES R. LAMANTIA                        DAVID B. PERINI

                                              /s/ ALFRED POE
  ---------------------------------          ----------------------------------
   DENNIS J. PICARD                           ALFRED POE

   /s/ BERNARD W. REZNICEK                    /s/ RICHARD P. SERGEL
  ---------------------------------          ----------------------------------
   BERNARD W. REZNICEK                        RICHARD P. SERGEL

   /s/ DAVID A SPINA                          /s/ DIANA CHAPMAN WALSH
  ---------------------------------          ----------------------------------
   DAVID A. SPINA                             DIANA CHAPMAN WALSH

  /s/ ROBERT E. WEISSMAN
  ---------------------------------
  ROBERT E. WEISSMAN

                                 EXHIBIT INDEX
                                (filed herewith)

       12.1 Statement of ratio of earnings to fixed charges

       13.1 Five Year Selected Financial Data

       13.2 Management's Discussion and Analysis of Financial Condition and Results of Operations for the Three Years Ended December 31, 1999 (not covered by the Report of Independent Public Accountants)

       13.3 Letter to Stockholders

       13.4 State Street Corporation Consolidated Financial Statements and Schedules

       21.1 Subsidiaries of State Street Corporation

       23.1 Consent of Independent Auditors

       27.1 Financial Data Schedule (such schedule is not to be deemed filed as part of this report)