Form 10-Q
period 2000-03-31
STATE STREET CORP
filed 2000-05-15
CIK 93751

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   Form 10-Q

     [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For The Quarterly Period Ended March 31, 2000

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

The number of shares of the Registrant's Common Stock outstanding on April 30, 2000 was 160,886,023.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            STATE STREET CORPORATION

                               Table of Contents

                                                                          Page
                                                                          ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statement of Income.........................................   1
Consolidated Statement of Condition......................................   2
Consolidated Statement of Cash Flows.....................................   3
Consolidated Statement of Changes in Stockholders' Equity................   4
Notes to Consolidated Financial Statements...............................   5
Independent Accountants' Review Report...................................  12

Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations...................................................  13

Item 3. Quantitative and Qualitative Disclosure About Market Risk........  22

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds........................  22

Item 4. Submission of Matters to a Vote of Security Holders..............  22

Item 6. Exhibits and Reports on Form 8-K.................................  23

Signatures...............................................................  24

Exhibits

PART I. ITEM 1.
FINANCIAL STATEMENTS

Consolidated Statement of Income - State Street Corporation (Unaudited)

--------------------------------------------------------------------------------

(Dollars in millions, except per share data) Three months
ended March 31,                                                2000     1999
------------------------------------------------------------------------------
Fee Revenue
Fiduciary compensation:
 Services for Institutional Investors....................... $    349 $    275
 Investment Management......................................      181      133
                                                             -------- --------
  Total fiduciary compensation..............................      530      408
Foreign exchange trading....................................      106       94
Servicing and processing....................................       62       45
Other.......................................................        7        5
                                                             -------- --------
  Total fee revenue.........................................      705      552
Net Interest Revenue
Interest revenue............................................      726      564
Interest expense............................................      514      370
                                                             -------- --------
  Net interest revenue......................................      212      194
Provision for loan losses...................................        3        4
                                                             -------- --------
  Net interest revenue after provision for loan losses......      209      190
                                                             -------- --------
  Total Revenue.............................................      914      742
Operating Expenses
Salaries and employee benefits..............................      386      309
Information systems and communications......................       78       72
Transaction processing services.............................       75       52
Occupancy...................................................       50       46
Other.......................................................       95       78
                                                             -------- --------
  Total operating expenses..................................      684      557
                                                             -------- --------
  Income before income taxes................................      230      185
Income taxes................................................       80       64
                                                             -------- --------
  Net Income................................................ $    150 $    121
                                                             ======== ========
Earnings Per Share
 Basic...................................................... $    .94 $    .75
 Diluted....................................................      .92      .74
Average Shares Outstanding (in thousands)
 Basic......................................................  159,836  160,912
 Diluted....................................................  162,743  163,944
Cash Dividends Declared Per Share........................... $    .16 $    .14

--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

PART I. ITEM 1.
FINANCIAL STATEMENTS (continued)

Consolidated Statement of Condition - State Street Corporation

--------------------------------------------------------------------------------

                                                       March 31,   December 31,
(Dollars in millions)                                     2000         1999
-------------------------------------------------------------------------------
                                                       (Unaudited)
Assets
Cash and due from banks..............................   $  2,110     $  2,930
Interest-bearing deposits with banks.................     15,546       16,902
Securities purchased under resale agreements and
 securities borrowed.................................     14,967       17,518
Federal funds sold...................................      2,025          410
Trading account assets...............................        891          786
Investment securities (principally available-for-
 sale)...............................................     16,302       14,703
Loans (less allowance of $50 and $48)................      5,143        4,245
Premises and equipment...............................        722          732
Accrued income receivable............................        721          717
Other assets.........................................      2,103        1,953
                                                        --------     --------
   Total Assets......................................   $ 60,530     $ 60,896
                                                        ========     ========
Liabilities
Deposits:
 Noninterest-bearing.................................   $ 10,788     $  8,943
 Interest-bearing:
  U.S................................................      1,799        1,917
  Non-U.S............................................     23,567       23,285
                                                        --------     --------
   Total deposits....................................     36,154       34,145
Securities sold under repurchase agreements..........     17,202       18,399
Federal funds purchased..............................         85        1,054
Other short-term borrowings..........................        912        1,104
Accrued taxes and other expenses.....................      1,069        1,133
Other liabilities....................................      1,411        1,488
Long-term debt.......................................        920          921
                                                        --------     --------
   Total Liabilities.................................     57,753       58,244
Stockholders' Equity
Preferred stock, no par: authorized 3,500,000; issued
 none
Common stock, $1 par: authorized 250,000,000; issued
 167,224,000 and 167,225,000.........................        167          167
Surplus..............................................         55           55
Retained earnings....................................      2,919        2,795
Net unrealized losses................................        (83)         (57)
Treasury stock, at cost (6,774,000 and 7,635,000
 shares).............................................       (281)        (308)
                                                        --------     --------
   Total Stockholders' Equity........................      2,777        2,652
                                                        --------     --------
   Total Liabilities and Stockholders' Equity........   $ 60,530     $ 60,896
                                                        ========     ========

--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

PART I. ITEM 1.
FINANCIAL STATEMENTS (continued)

Consolidated Statement of Cash Flows - State Street Corporation (Unaudited)

--------------------------------------------------------------------------------

(Dollars in millions) Three months ended March 31,               2000     1999
---------------------------------------------------------------------------------
Operating Activities
Net Income..................................................... $   150  $   121
Non-cash charges for depreciation, amortization, provision for
 loan losses and deferred income taxes.........................      67       88
                                                                -------  -------
   Net income adjusted for non-cash charges....................     217      209
Adjustments to reconcile to net cash used by operating
 activities:
 Net change in:
  Trading account assets.......................................    (105)    (197)
  Other, net...................................................    (242)    (104)
                                                                -------  -------
   Net Cash Used by Operating Activities.......................    (130)     (92)
                                                                -------  -------
Investing Activities
Payments for purchases of:
 Available-for-sale securities.................................  (2,294)  (3,139)
 Held-to-maturity securities...................................     (62)    (342)
 Lease financing assets........................................    (360)     (20)
 Premises and equipment........................................     (25)     (55)
Proceeds from:
 Maturities of available-for-sale securities...................     645    1,843
 Maturities of held-to-maturity securities.....................      45      325
 Sales of available-for-sale securities........................      22       47
 Principal collected from lease financing......................      23       61
Net (payments for) proceeds from:
 Interest-bearing deposits with banks..........................   1,356   (1,154)
 Federal funds sold, resale agreements and securities
  borrowed.....................................................     936      (90)
 Loans.........................................................    (870)      25
                                                                -------  -------
   Net Cash Used by Investing Activities.......................    (584)  (2,499)
                                                                -------  -------
Financing Activities
Proceeds from issuance of:
 Non-recourse debt for lease financing.........................     302
 Treasury stock................................................      22       10
Payments for:
 Non-recourse debt for lease financing.........................     (39)     (83)
 Cash dividends................................................     (26)     (23)
 Purchase of common stock......................................     (16)     (21)
Net proceeds from (payments for):
 Deposits......................................................   2,009      526
 Short-term borrowings.........................................  (2,358)   2,195
                                                                -------  -------
   Net Cash (Used) Provided by Financing Activities............    (106)   2,604
                                                                -------  -------
   Net (Decrease) Increase.....................................    (820)      13
Cash and due from banks at beginning of period.................   2,930    1,365
                                                                -------  -------
   Cash and Due From Banks at End of Period.................... $ 2,110  $ 1,378
                                                                =======  =======

--------------------------------------------------------------------------------

The accompanying notes are in integral part of these financial statements.

PART I. ITEM 1.
FINANCIAL STATEMENTS (continued)

Consolidated Statement of Changes in Stockholders' Equity - State Street Corporation (Unaudited)


--------------------------------------------------------------------------------

(Dollars in millions, except share data) Three
months ended March 31,                              2000            1999
-------------------------------------------------------------------------------
Common Stock
Balance at end of period (no change during
 period)......................................  $   167         $   167
Surplus
Balance at beginning of period................       55              63
Treasury stock issued.........................      (20)            (19)
Stock options exercised.......................       20              12
                                                -------         -------
 Balance at end of period.....................       55              56
                                                -------         -------
Retained Earnings
Balance at beginning of period................    2,795           2,272
Net income....................................      150  $ 150      121  $ 121
Cash dividends declared ($.16 and $.14 per
 share).......................................      (26)            (23)
                                                -------         -------
 Balance at end of period.....................    2,919           2,370
                                                -------         -------
Net Unrealized (Losses) Gains--Other
 Comprehensive Income
Balance at beginning of period................      (57)             22
Foreign currency translation..................       (5)    (5)      (9)    (9)
Net unrealized loss on available-for-sale
 securities...................................      (21)   (21)      (7)    (7)
                                                -------  -----  -------  -----
                                                           (26)            (16)
                                                         -----           -----
 Balance at end of period.....................      (83)              6
                                                -------         -------
Comprehensive Income..........................           $ 124           $ 105
                                                         =====           =====
Treasury Stock, at Cost
Balance at beginning of period................     (308)           (213)
Common stock acquired (219,000 and 289,000
 shares)......................................      (16)            (21)
Treasury stock issued (1,080,000 and 678,000
 shares)......................................       43              30
                                                -------         -------
 Balance at end of period.....................     (281)           (204)
                                                -------         -------
   Total Stockholders' Equity.................  $ 2,777         $ 2,395
                                                =======         =======

--------------------------------------------------------------------------------

The accompanying notes are in integral part of these financial statements.

PART I. ITEM 1.
FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements - State Street Corporation
(Unaudited)

Note A--Basis of Presentation

  State Street Corporation ("State Street" or the "Corporation") is a financial holding company that provides banking, trust, investment management, global custody, administration and information services to both U.S. and non-U.S. customers. State Street reports two lines of business. Services for Institutional Investors includes accounting, custody, daily pricing, administration, foreign exchange, cash management, lending activities, lease financing and information services to support institutional investors. Investment Management provides an extensive array of services for managing financial assets worldwide for both institutional and individual investors as well as recordkeeping, administration and investment services for defined contribution plans and other employee benefit programs. The impact of a divested business for the prior period has been presented separately under the caption "Business Divestiture" in Note H.

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

  For the Consolidated Statement of Cash Flows, State Street has defined cash equivalents as those amounts included in the Consolidated Statement of Condition caption, "Cash and due from banks". Interest expense paid for the three months ended March 31, 2000 and 1999 was $523 million and $373 million, respectively. Tax expense paid for the three months ended March 31, 2000 and 1999 was $57 million and $17 million, respectively.

  SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998. This statement requires companies to record the fair value of derivatives on the balance sheet as assets or liabilities. Fair market valuation adjustments for derivatives meeting hedge criteria will be recorded as either other comprehensive income or through earnings in the Consolidated Statement of Income, depending on their classification. Derivatives used for trading purposes will continue to be marked to market through earnings. State Street expects to adopt this statement beginning January 1, 2001. Management does not expect the adoption of this statement to have a material impact on the financial statements.

  In the opinion of management, all adjustments consisting of normal recurring accruals, which are necessary for a fair presentation of the financial position of State Street and subsidiaries at March 31, 2000 and December 31, 1999 and its cash flows and consolidated results of its operations for the three months ended March 31, 2000 and 1999, have been made. These statements should be read in conjunction with the financial statements and other information included in State Street's latest annual report on Form 10-K.

Note B--Joint Ventures and Acquisitions

  In April 2000, State Street and Citigroup completed the formation of CitiStreet, LLC, a joint venture designed to service employee benefit programs. State Street's contribution to the joint venture consists of the Retirement Investment Services business, which includes Wellspring Resources, a wholly owned subsidiary.

PART I. ITEM 1.
FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements - State Street Corporation
(Unaudited)


Note C--Investment Securities

  Available-for-sale securities are recorded at fair value and held-to-maturity securities are recorded at amortized cost on the Consolidated Statement of Condition. Investment securities consisted of the following as of the dates indicated:

-------------------------------------------------------------------------------

                                  March 31, 2000                 December 31, 1999
                          ------------------------------- -------------------------------
                                     Unrealized                      Unrealized
                          Amortized ------------   Fair   Amortized ------------   Fair
(Dollars in millions)       Cost    Gains Losses  Value     Cost    Gains Losses  Value
-----------------------------------------------------------------------------------------
Available for sale:
 U.S. Treasury and
  federal agencies......  $  7,777   $ 2  $  61  $  7,718 $  6,899   $ 2   $ 36  $  6,865
 State and political
  subdivisions..........     1,985     1     12     1,974    1,886     2     11     1,877
 Asset-backed
  securities............     3,760     1     30     3,731    3,261     1     25     3,237
 Collateralized mortgage
  obligations...........       864     1     15       850      841           10       831
 Other investments......       749     2      5       746      630     1      5       626
                          --------   ---  -----  -------- --------   ---   ----  --------
 Total..................  $ 15,135   $ 7  $ 123  $ 15,019 $ 13,517   $ 6   $ 87  $ 13,436
                          ========   ===  =====  ======== ========   ===   ====  ========
Held to maturity:
 U.S. Treasury and
  federal agencies......  $  1,224   $    $  11  $  1,213 $  1,219   $     $ 11  $  1,208
 Other investments......        59                     59       48                     48
                          --------   ---  -----  -------- --------   ---   ----  --------
 Total..................  $  1,283   $    $  11  $  1,272 $  1,267   $     $ 11  $  1,256
                          ========   ===  =====  ======== ========   ===   ====  ========

-------------------------------------------------------------------------------

  During the three months ended March 31, 2000, there were gross gains and losses of less than $1 million realized on the sales of $22 million of available-for-sale securities. During the three months ended March 31, 1999, there were gross gains and gross losses of less than $1 million realized on the sales of $47 million of available-for-sale securities.

Note D--Allowance for Loan Losses

  State Street establishes an allowance for loan losses to absorb probable credit losses. Management's review of the adequacy of the allowance for loan losses is ongoing throughout the year and is based, among other factors, on previous loss experience, current economic conditions and adverse situations that may affect the borrowers' ability to repay, timing of future payments, estimated value of the underlying collateral, the performance of individual credits in relation to contract terms and other relevant factors.

  While the allowance is established to absorb probable losses inherent in the total loan portfolio, management allocates the allowance for loan losses to specific loans, selected portfolio segments and certain off-balance sheet exposures and commitments. Adversely classified loans in excess of $1 million are individually reviewed to evaluate risk of loss and are assigned a specific allocation of the allowance. The allocations are based on an assessment of potential risk of loss and include evaluations of the borrowers' financial strength, discounted cash flows, collateral, appraisals and guarantees. The allocations to portfolio segments and off-balance sheet exposures are based on management's evaluation of relevant factors, including the current level of problem loans and current economic conditions which are subject to change from quarter to quarter. In addition, a portion of the allowance remains unallocated as a general reserve for the entire loan portfolio. The general reserve is based upon such factors as portfolio concentration, historical losses and current economic conditions.

  The provision for loan losses is a charge to earnings for the current period which is required to maintain the total allowance at a level considered adequate in relation to the level of risk in the loan portfolio.

PART I. ITEM 1.
FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements - State Street Corporation
(Unaudited)


Note D--Allowance for Loan Losses (continued)

  On October 1, 1999, State Street completed the sale of its commercial banking business, which included the transfer of $2.4 billion of commercial, financial and real estate loans, and a $36 million allowance for loan losses.

  Changes in the allowance for loan losses for the three months ended March 31 were as follows:

--------------------------------------------------------------------------------

(Dollars in millions)                                                2000  1999
--------------------------------------------------------------------------------
Balance at beginning of period...................................... $ 48  $ 84
Provision for loan losses...........................................    3     4
Loan charge-offs....................................................   (1)   (3)
Recoveries..........................................................
                                                                     ----  ----
 Balance at end of period........................................... $ 50  $ 85
                                                                     ====  ====

--------------------------------------------------------------------------------

Note E--Regulatory Matters

  The regulatory capital amounts and ratios were the following at March 31, 2000 and December 31, 1999:

--------------------------------------------------------------------------------

                           Regulatory Guidelines(1)
                           ------------------------
                                                               State Street      State Street Bank
                                                Well         ------------------  ------------------
(Dollars in millions)       Minimum         Capitalized        2000      1999      2000      1999
----------------------------------------------------------------------------------------------------
Risk-based ratios:
 Tier 1 capital...........              4%                6%     13.7%     14.7%     12.6%     13.5%
 Total capital............              8                10      13.7      14.7      12.8      13.7
Leverage ratio............              3                 5       5.4       5.6       5.3       5.7
 Tier 1 capital...........                                   $  3,263  $  3,119  $  2,967  $  2,841
 Total capital............                                      3,263     3,121     3,017     2,889
Adjusted risk-weighted
 assets and market-risk
 equivalents:
 On-balance sheet.........                                   $ 17,242  $ 15,293  $ 17,066  $ 15,108
 Off-balance sheet........                                      5,893     5,451     5,910     5,464
 Market-risk equivalents..                                        700       475       648       454
                                                             --------  --------  --------  --------
  Total...................                                   $ 23,835  $ 21,219  $ 23,624  $ 21,026
                                                             ========  ========  ========  ========

--------------------------------------------------------------------------------
(1) State Street Bank must meet the regulatory designation of "well capitalized" in order for State Street to maintain its status as a financial holding company. In addition, Regulation Y defines "well capitalized", for a bank holding company such as State Street, for the purpose of determining eligibility for a streamlined review process for acquisition proposals (for such purposes, "well capitalized" requires State Street to maintain a minimum Tier 1 risk-based capital ratio of 6% and a minimum total risk-based capital ratio of 10%).

PART I. ITEM 1.
FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements - State Street Corporation
(Unaudited)


Note F--Net Interest Revenue

  Net interest revenue consisted of the following for the three months ended March 31:

-------------------------------------------------------------------------------

(Dollars in millions)                                               2000  1999
-------------------------------------------------------------------------------
Interest Revenue
 Deposits with banks............................................... $ 147 $ 116
 Investment securities:
  U.S. Treasury and federal agencies...............................   128    72
  State and political subdivisions (exempt from federal tax).......    21    17
  Other investments................................................    76    46
 Loans.............................................................    67   108
 Securities purchased under resale agreements, securities borrowed
  and federal funds sold...........................................   274   202
 Trading account assets............................................    13     3
                                                                    ----- -----
    Total interest revenue.........................................   726   564
                                                                    ----- -----
Interest Expense
 Deposits..........................................................   218   157
 Other borrowings..................................................   278   196
 Long-term debt....................................................    18    17
                                                                    ----- -----
    Total interest expense.........................................   514   370
                                                                    ----- -----
    Net interest revenue........................................... $ 212 $ 194
                                                                    ===== =====

-------------------------------------------------------------------------------

Note G--Operating Expenses--Other

  The other category of operating expenses consisted of the following for the three months ended March 31:

-------------------------------------------------------------------------------

(Dollars in millions)                                                 2000 1999
-------------------------------------------------------------------------------
Professional services................................................ $ 33 $ 27
Advertising and sales promotion......................................   15   15
Other................................................................   47   36
                                                                      ---- ----
 Total operating expenses--other..................................... $ 95 $ 78
                                                                      ==== ====

-------------------------------------------------------------------------------

Note H--Lines of Business

  Further financial information by lines of business is contained within the Lines of Business section of Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 16 and 17.

  The following is a summary of the lines of business operating results for the three months ended March 31:

-------------------------------------------------------------------------------

                                        Services for
                                        Institutional Investment   Business
                                          Investors   Management  Divestiture
                                        ------------- ----------  -------------
(Dollars in millions; taxable
equivalent)                              2000   1999  2000  1999  2000   1999
-------------------------------------------------------------------------------
Total revenue.......................... $  706 $  568 $ 224 $ 155        $   28
Income before income taxes.............    208    157    38    23            14
Average assets (billions)..............   59.4   48.0   1.3   1.1           2.3

-------------------------------------------------------------------------------

PART I. ITEM 1.
FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements - State Street Corporation
(Unaudited)


Note I--Income Taxes

  The provision for income taxes included in the Consolidated Statement of Income consisted of the following for the three months ended March 31:

-------------------------------------------------------------------------------

(Dollars in millions)                                              2000   1999
--------------------------------------------------------------------------------
Current........................................................... $  36  $  13
Deferred..........................................................    44     51
                                                                   -----  -----
 Total provision.................................................. $  80  $  64
                                                                   =====  =====
Effective tax rate................................................  34.9%  34.4%
                                                                   =====  =====

-------------------------------------------------------------------------------

  A benefit of $14 million and $5 million related to fair value adjustments for the investment portfolio, and a benefit of $3 million and $6 million related to foreign currency translation, were included in other comprehensive income for the three months ended March 31, 2000 and 1999, respectively.

Note J--Earnings Per Share

  The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31:

-------------------------------------------------------------------------------

(Dollars in millions, except per share data; shares in
thousands)                                                     2000     1999
------------------------------------------------------------------------------
Net Income.................................................. $    150 $    121
Earnings per share:
 Basic...................................................... $    .94 $    .75
 Diluted....................................................      .92      .74
Basic average shares........................................  159,836  160,912
 Stock options and stock awards.............................    2,230    2,241
 7.75% convertible subordinated debentures..................      677      791
                                                             -------- --------
Dilutive average shares.....................................  162,743  163,944
                                                             ======== ========

-------------------------------------------------------------------------------

Note K--Commitments and Contingent Liabilities

  State Street provides banking, trust, investment management, global custody, accounting, administration and information services to both U.S. and non-U.S. customers. Assets under custody and assets under management are held by State Street in a fiduciary or custodial capacity and are not included in the Consolidated Statement of Condition because such items are not assets of State Street. Management conducts regular reviews of its responsibilities for these services and considers the results in preparing its financial statements. In the opinion of management, there are no contingent liabilities at March 31, 2000, which would have a material adverse effect on State Street's financial position or results of operations.

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

PART I. ITEM 1.
FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements - State Street Corporation
(Unaudited)


Note L--Off-Balance Sheet Financial Instruments, Including Derivatives

 State Street uses various off-balance sheet financial instruments, including derivatives, to satisfy the financing and risk management needs of customers, to manage interest rate and currency risk and to conduct trading activities. A derivative instrument is a contract or agreement whose value is derived from interest rates, currency exchange rates or other financial indices. Derivative instruments include forwards, swaps, options and other instruments with similar characteristics. The use of these instruments generates fee, interest, or trading revenue. Associated with these instruments are market and credit risks that could expose State Street to potential losses.

  The following table summarizes the contractual or notional amounts of derivative financial instruments held or issued by State Street for trading and balance sheet management:

-------------------------------------------------------------------------------

                                                          March 31, December 31,
(Dollars in millions)                                       2000        1999
--------------------------------------------------------------------------------
Trading:
 Interest rate contracts:
  Swap agreements........................................ $  2,207    $  1,986
  Options and caps purchased.............................      314         148
  Options and caps written...............................      435         279
  Futures--short position................................    3,641       3,836
  Options on futures purchased...........................      238         705
  Options on futures written.............................      285         900
 Foreign exchange contracts:
  Forward, swap and spot.................................  138,007     122,795
  Options purchased......................................      193         187
  Options written........................................      193         205
Balance Sheet Management:
 Interest rate contracts:
  Swap agreements........................................      180         180
  Options and caps purchased.............................       30          30

-------------------------------------------------------------------------------

  The following table represents the fair value as of March 31, 2000 and December 31, 1999 and average fair value for the three and twelve months then ended, respectively, for State Street's financial instruments held or issued for trading purposes:

-------------------------------------------------------------------------------

                                                                 December 31,
                                                March 31, 2000       1999
                                                --------------- ---------------
                                                        Average         Average
                                                 Fair    Fair    Fair    Fair
(Dollars in millions)                            Value   Value   Value   Value
-------------------------------------------------------------------------------
Foreign exchange contracts:
 Contracts in a receivable position............ $ 1,170 $ 1,281 $ 1,160 $ 1,222
 Contracts in a payable position...............   1,117   1,223   1,127   1,251
Other financial instrument contracts:
 Contracts in a receivable position............      25      34      40      19
 Contracts in a payable position...............      12      12       7       4

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

  Credit-related financial instruments include indemnified securities on loan, commitments to extend credit or purchase assets, standby letters of credit and letters of credit. The maximum credit risk associated with credit-related financial instruments is measured by the contractual amounts of these instruments. The following is a summary of the contractual amount of State Street's credit-related, off-balance sheet financial instruments:

-------------------------------------------------------------------------------

                                                          March 31, December 31,
(Dollars in millions)                                       2000        1999
--------------------------------------------------------------------------------
Indemnified securities on loan........................... $ 90,718    $ 77,352
Loan commitments.........................................   11,228      10,404
Asset purchase agreements................................    5,003       3,585
Standby letters of credit................................    3,229       3,128
Letters of credit........................................      192         171

-------------------------------------------------------------------------------

  On behalf of its customers, State Street lends their securities to creditworthy brokers and other institutions. In certain circumstances, State Street may indemnify its customers for the fair market value of those securities against a failure of the borrower to return such securities. State Street requires the borrowers to provide collateral in an amount equal to or in excess of 102% of the fair market value of the securities borrowed. The borrowed securities are revalued daily to determine if additional collateral is necessary. State Street held, as collateral, cash and U.S. government securities totaling $93.0 billion and $79.7 billion for indemnified securities on loan at March 31, 2000 and December 31, 1999, respectively.

  Loan commitments, asset purchase agreements, standby letters of credit and letters of credit are subject to the same credit policies and reviews as loans. The amount and nature of collateral is obtained based upon management's assessment of the credit risk. Approximately 86% of the loan commitments will expire in one year or less from the date of issue. Since many of the commitments are expected to expire without being drawn, the total commitment amounts do not necessarily represent future cash requirements.

                    Independent Accountants' Review Report

The Stockholders and Board of Directors
State Street Corporation

  We have reviewed the accompanying consolidated statement of condition of State Street Corporation (State Street) as of March 31, 2000, and the related consolidated statements of income for the three months ended March 31, 2000 and 1999, and the statements of cash flows and changes in stockholders' equity for the three months ended March 31, 2000 and 1999. These financial statements are the responsibility of State Street's management.

  We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

  Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

  We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated statement of condition of State Street Corporation as of December 31, 1999 (presented herein), and the related consolidated statements of income, cash flows and changes in stockholders' equity for the year then ended (not presented herein), and in our report dated January 18, 2000, we expressed an unqualified opinion on those consolidated financial statements.

                                          Ernst & Young LLP

Boston, Massachusetts
April 17, 2000

PART I. ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Summary

  Earnings per share for the first quarter were $.92 on a diluted basis, an increase of 24% from $.74 in the first quarter of 1999. Revenue grew 24% from $751 million to $930 million. Net income was $150 million, up 24% from $121 million a year ago. Return on stockholders' equity was 22.3%.

Condensed Income Statement--Taxable Equivalent Basis

-------------------------------------------------------------------------------

                                                Three Months Ended March 31,
                                               -------------------------------
(Dollars in millions, except per share data)    2000    1999    Change     %
-------------------------------------------------------------------------------
Fee revenue:
Fiduciary compensation:
 Services for Institutional Investors......... $   349 $   275 $    74      27
 Investment Management........................     181     133      48      36
                                               ------- ------- -------   -----
  Total fiduciary compensation................     530     408     122      30
Foreign exchange trading......................     106      94      12      13
Servicing and processing......................      62      45      17      37
Other.........................................       7       5       2      51
                                               ------- ------- -------   -----
  Total fee revenue...........................     705     552     153      28
Net interest revenue..........................     228     203      25      12
Provision for loan losses.....................       3       4      (1)    (38)
                                               ------- ------- -------   -----
  Total revenue...............................     930     751     179      24
Operating expenses............................     684     557     127      23
                                               ------- ------- -------   -----
  Income before income taxes..................     246     194      52      27
Income taxes..................................      80      64      16      26
Taxable equivalent adjustment.................      16       9       7      73
                                               ------- ------- -------   -----
  Net income.................................. $   150 $   121 $    29      24
                                               ======= =======  =======  =====
Earnings Per Share
 Basic........................................ $   .94 $   .75 $   .19      25
 Diluted......................................     .92     .74     .18      24

-------------------------------------------------------------------------------
 (Percentage change based on dollars in thousands, except per share data)

Total Revenue

  Total revenue for the quarter was $930 million, up $179 million, or 24%, from a year ago. The increase was due primarily to growth in fee revenue, particularly fiduciary compensation fee revenue, but also reflected growth in servicing and processing and foreign exchange fee revenue, and net interest revenue.

Fee Revenue

  Fee revenue for the first quarter of 2000 was $705 million, up $153 million, or 28%, over 1999 and accounted for 76% of total revenue. Fee revenue growth came principally from strong growth in State Street's core fiduciary compensation revenue.

  Fiduciary compensation is the largest component of fee revenue and is derived from accounting, custody, daily pricing, information services, securities lending, trusteeship services and investment management. Fiduciary compensation was $530 million, up 30% from a year ago. The increase reflected continued business growth for Services for Institutional Investors and Investment Management.

PART I. ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

  First quarter fiduciary compensation for Services for Institutional Investors was $349 million, up 27% from the first quarter of 1999, reflecting the momentum of twelve months of strong new business, from both existing and new customer relationships, and customer growth. Revenue growth from servicing U.S. mutual funds primarily reflected growth in assets serviced and additional services provided to existing customers. Total mutual fund assets under custody as of March 31, 2000 were $3.0 trillion, up 31% over the prior year. Revenue from servicing U.S. pension plans increased, reflecting new business with existing and new clients, including business gained from the acquisition of Wachovia's institutional trust and custody business. The acquisition of Wachovia's institutional trust and custody business added over 200 customers, mostly in the fourth quarter of 1999. Revenue from serving institutional investors outside the United States increased for the quarter, primarily due to new business from both existing and new customers. Assets under custody of customers outside the U.S. of $522 billion, increased 35% from the prior year. At quarter end, total assets under custody totaled $6.2 trillion, up 24% from a year earlier.

  Fiduciary compensation for investment management was $181 million, up 36% from 1999. The increase in revenue reflected growth across all services, particularly growth in indexed strategies. Assets under management totaled $720 billion, up 37% from a year earlier.

  Foreign exchange trading revenue was $106 million, compared to $94 million a year ago. Foreign exchange trading revenue reflected increased currency volatility, especially in the euro and the yen. Trading volumes were strong. State Street has steadily increased its customer base with the success of its sophisticated research and execution services delivery platform for institutional investors, State Street Global Link(R).

  Servicing and processing revenue for the first quarter was $62 million compared to $45 million in the first quarter of 1999. This revenue growth was driven by strong performance in State Street's equity brokerage business, which offers a full range of brokerage services to institutional investors, including transition management, commission recapture and self-directed brokerage accounts.

  Other fee revenue of $7 million was up from $5 million in the first quarter of 1999. Other fee revenue consists of gains and losses on securities, trading account profits and losses, and miscellaneous fees.

Net Interest Revenue

  Taxable-equivalent net interest revenue for the first quarter was $228 million, up $25 million, or 12%, from a year ago. Growth in net interest revenue was driven by increased customer volumes. In serving institutional investors worldwide, State Street provides short-term funds management, including deposit services and repurchase agreements for cash positions associated with customers' investment activities. The revenue associated with deposit services and repurchase agreements, as well as from lending and lease financing activities, is recorded as net interest revenue. During the first quarter of 2000, State Street's customers, in conjunction with their worldwide investment activities, made increased use of non-U.S. deposits and securities sold under repurchase agreements, which State Street invested primarily in low-risk assets. Average non-U.S. deposits increased $5.3 billion or 29% from the same quarter last year. Average securities sold under repurchase agreements increased $3.3 billion, or 21% from the same quarter last year.

PART I. ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

  Net interest margin, which is defined as taxable-equivalent net interest revenue as a percent of average interest-earning assets, declined from 1.76% in the first quarter 1999 to 1.65% in the first quarter of 2000 reflecting narrower interest rate spreads and a change in balance sheet mix.

-------------------------------------------------------------------------------

                                                    Three Months Ended March
                                                               31,
                                                   ----------------------------
                                                       2000           1999
                                                   -------------  -------------
                                                   Average        Average
(Dollars in millions)                              Balance  Rate  Balance  Rate
--------------------------------------------------------------------------------
Interest-earning assets........................... $ 55,447 5.38% $ 46,801 4.97%
Interest-bearing liabilities......................   48,245 4.28    39,754 3.78
                                                            ----           ----
 Excess of rate earned over rate paid.............          1.10%          1.19%
                                                            ====           ====

 Net Interest Margin..............................          1.65%          1.76%
                                                            ====           ====

-------------------------------------------------------------------------------

Operating Expenses

  Operating expenses for the quarter were $684 million, up 23% from the first quarter of 1999. The increase reflects higher salaries and benefits, costs resulting from increased business volumes, and reinvestments for new products, efficiency initiatives and global expansion.

  Salaries and employee benefits were $386 million in the first quarter, up 25% from last year. Performance-based incentive compensation represented more than half of the year over year increase, reflecting State Street's strong business performance and stock price growth.

  Information systems and communications expense was $78 million in the first quarter, up 9% from last year, reflecting capacity expansion for mainframes, storage hardware, servers and software to handle increased business volume.

  Transaction processing services expense was $75 million in the first quarter, up 44% from last year, reflecting increased business volumes across all services.

  Occupancy expense was $50 million in the first quarter, up 10% from last year, and reflects additional office space required in support of worldwide business expansion.

  Other expense, which includes professional services, advertising and sales promotion, was $95 million, up 22% from the first quarter of 1999 primarily due to increases in professional fees for information technology initiatives and other initiatives.

Income Taxes

  Taxes for the first quarter were $80 million, up from $64 million a year ago. The effective tax rate for the quarter was 34.9%, which is the expected rate for the year. This rate is higher than first quarter and full year rates for 1999 of 34.4% and 34.1% (excluding special, non-recurring items), respectively, reflecting the growth of fully taxable income relative to non-taxable income.

PART I. ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

Credit Quality

  At March 31, 2000, total loans (gross of allowance for loan losses) were $5.2 billion. At quarter end, the allowance for loan losses was $50 million, a decrease from $85 million a year ago. During the quarter ended March 31, 2000, net charge-offs were less than $1 million, and the provision for loan losses charged against income was $3 million. At March 31, 2000, non-performing loans were $7 million. This compares to $9 million in the prior quarter and $20 million a year ago. Year-over-year comparisons reflect the sale of the commercial banking business in 1999.

Lines of Business

  Following is a summary of line of business operating results for the three months ended March 31:

-------------------------------------------------------------------------------

                               Services for
                               Institutional   Investment      Business
                                 Investors     Management    Divestiture
                               --------------  ------------  ------------
   Taxable equivalent basis
    (Dollars in millions)       2000    1999   2000   1999   2000   1999
--------------------------------------------------------------------------
Fee revenue:
 Fiduciary compensation....... $  349  $  275  $ 181  $ 133
 Foreign exchange trading.....    106      94
 Other........................     42      30     27     13        $    7
                               ------  ------  -----  -----        ------
  Total fee revenue...........    497     399    208    146             7
Net interest revenue..........    209     169     16      9            21
                               ------  ------  -----  -----        ------
  Total revenue...............    706     568    224    155            28
Operating expense.............    498     411    186    132            14
                               ------  ------  -----  -----        ------
  Income before income taxes.. $  208  $  157  $  38  $  23        $   14
                               ======  ======  =====  =====        ======
Pretax margin.................     29%     28%    17%    15%           49%
Average assets (billions)..... $ 59.4  $ 48.0  $ 1.3  $ 1.1        $  2.3

-------------------------------------------------------------------------------

  Services for Institutional Investors. Services for Institutional Investors includes accounting, custody, daily pricing, and information services. Customers around the world include mutual funds and other collective investment funds, corporate and public pension plans, corporations, investment managers, not-for-profit organizations, unions, and other holders of investment assets. Institutional investors are offered State Street services, including foreign exchange, cash management, securities lending, fund administration, recordkeeping, banking services, and deposit and short-term investment facilities. These services support institutional investors in developing and executing their strategies, enhancing their returns, and evaluating and managing risk. Revenue from this line of business comprised 76% of State Street's total revenue for the three months ending March 31, 2000.

  Total revenue for the three months ended March 31, 2000 increased to $706 million, up 24% from $568 million reported for the first three months of 1999. The increase in revenue primarily reflected growth in assets serviced including expanding relationships with existing customers. Fee revenue was up $98 million, or 25%, due to growth in fiduciary compensation, foreign exchange trading revenue and other fee revenue. Fiduciary compensation, up 27%, reflected revenue growth from accounting, custody, securities lending, U.S. pension plans and customers outside the United States. Foreign exchange trading revenue grew 13% from a year ago due to volatility within the currency markets, especially in the euro and the yen. Net interest revenue, up 24%, reflected customer's increased use of securities sold under repurchase agreements and non-U.S. deposits.

PART I. ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

  Operating expenses for the three months ended March 31, 2000 were $498 million, 22% higher than a year ago due to higher performance-based compensation, higher transaction processing expense which reflected increased business volumes, and reinvestments for new products, efficiency initiatives and global expansion. Income before income taxes was $208 million, an increase of $51 million, or 31%, from the first quarter of 1999.

  Investment Management. State Street manages financial assets worldwide for both institutions and individuals and provides related services, including participant services for defined contribution and other employee benefit programs, and brokerage services. Investment management offers a broad array of services, including passive and active equity, money market, and fixed income strategies. Revenue from this line of business comprised 24% of State Street's total revenue for the first three months of 2000.

  Revenue for the three months ended March 31, 2000 increased $69 million, up 45%, from $155 million reported for the first three months of 1999. Fiduciary compensation for the first three months of 2000 grew 36% due to growth across all services, primarily investment management for institutional investors, reflecting installation of new business and expanding relationships with existing customers. Revenue growth was driven principally by customers' use of indexed strategies. Revenue growth was also driven by strong performance in the equity brokerage business.

  Operating expenses of $186 million, increased $54 million, or 41% for the first three months of 2000, reflecting higher performance-based compensation, higher transaction processing expense which reflected increased business volumes, and reinvestments for new products, efficiency initiatives and global expansion. Income before income taxes for the first three months of 2000 was $38 million, an increase of $15 million, or 65%, from the first three months of 1999.

  Business Divestiture. Historical operating results for the commercial banking business are contained within this caption. On October 1, 1999 State Street completed the sale of this business which consisted of a $2.4 billion loan portfolio, a $36 million allowance for loan losses and $1.1 billion in deposits. The historical revenues and expenses of this business include allocations of other items in accordance with existing methodologies for line of business presentation.

Acquisitions and Alliances

  On April 4, 2000, State Street Corporation and Citigroup announced that they completed the formation of CitiStreet, LLC. Jointly owned (50/50), CitiStreet will provide administrative, outsourcing, investment management, employee communication and education, one-on-one counseling and investment advisory services to the employee benefit plans of corporate, governmental, healthcare and not-for-profit organizations. Under the terms of the joint venture agreement, State Street contributed its Retirement Investment Services business, which included Wellspring Resources, the company's benefits administration subsidiary. Based on proforma analysis, management expects this transaction to reduce total revenue by approximately 6% on an annual basis and to be slightly accretive to earnings per share.

New Accounting Developments

  Information related to new accounting developments appears in Note A to the Consolidated Financial Statements.

PART I. ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

Liquidity and Capital

  Liquidity. The primary objective of State Street's liquidity management is to ensure that the Corporation has sufficient funds to meet its commitments and business needs, and to accommodate the transaction and cash management requirements of its customers. Liquidity is provided by State Street's access to global debt markets, its ability to gather additional deposits from its customers, maturing short-term assets, the sale of securities and payment of loans. Customer deposits and other funds provide a multi-currency, geographically diverse source of liquidity. State Street maintains a large portfolio of liquid assets. As of March 31, 2000, the Corporation's liquid assets were 85% of total assets.

  On April 11, 2000, State Street filed a universal shelf registration statement to increase the amount available for issuance of unsecured debt from $200 million to $1 billion. The shelf registration statement allows for the offering and sale of unsecured debt securities, capital securities, common stock, depositary shares and preferred stock, and warrants to purchase such securities, including any shares into which the preferred stock or depositary shares may be convertible.

  Capital. State Street's objective is to maintain a strong capital base in order to provide financial flexibility for its business needs, including funding corporate growth and customers' cash management needs. As a state-chartered bank and member of the Federal Reserve System, State Street Bank and Trust Company, State Street's principal subsidiary, is regulated by the Federal Reserve Board, which has established guidelines for minimum capital ratios. State Street has developed internal capital adequacy policies to ensure that State Street Bank meets or exceeds the level required for the "well capitalized" category, the highest of the Federal Reserve Board's five capital categories. State Street's capital management emphasizes risk exposure rather than asset levels. At March 31, 2000, the Bank's Tier 1 risk-based capital ratio was 12.6% and the Corporation's Tier 1 risk-based capital ratio was 13.7%. Both significantly exceed the regulatory minimum of 4%. See Note E to the Consolidated Financial Statements for further information.

  State Street's Board of Directors has authorized the purchase of State Street common stock for use in employee benefit programs and for general corporate purposes. State Street purchased 200,000 shares in the first quarter of 2000 as part of the stock purchase program. As of March 31, 2000, an additional 2.8 million shares may be purchased within the stock purchase program. There were an additional 19,000 shares acquired during the first quarter of 2000 for other deferred compensation plans that are not part of the stock purchase program.

Trading Activities: Foreign Exchange and Interest Rate Sensitivity

  As part of its trading activities, the Corporation assumes positions in both the foreign exchange and interest rate markets by buying and selling cash instruments and using financial derivatives, including forward foreign exchange contracts, foreign exchange and interest rate options, and interest rate swaps. As of March 31, 2000, the notional amount of these derivative instruments was $145.5 billion, of which $138.0 billion was foreign exchange forward contracts. Long and short foreign exchange forward positions are closely matched to minimize currency and interest rate risk. All foreign exchange contracts are valued daily at current market rates.

  The Corporation uses a variety of risk measurement and estimation techniques, including value at risk. Value at risk is an estimate of potential loss for a given period of time within a stated statistical confidence interval. State Street uses a sophisticated risk management system, known as Askari RiskBook(R) to estimate value at risk daily for all material trading positions. The Corporation has adopted standards for estimating value at risk, and maintains capital for market risk, in accordance with the Federal Reserve's Capital Adequacy Guidelines for market risk. Value at risk is estimated for a 99% one-tail confidence interval and an assumed one-day holding period using a historical observation period of greater than one year. A 99% one-tail confidence

PART I. ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

interval implies that daily trading losses should not exceed the estimated value at risk more than 1% of the time, or approximately three days out of the year. The methodology uses a simulation approach based on observed changes in interest rates and foreign exchange rates and takes into account the resulting diversification benefits provided from the mix of the Corporation's trading positions.

  Like all quantitative measures, value at risk is subject to certain limitations and assumptions inherent to the methodology. State Street's methodology gives equal weight to all market rate observations regardless of how recently the market rates were observed. The estimate is calculated using static portfolios consisting of positions held at the end of the trading day. Implicit in the estimate is the assumption that no intraday action is taken by management during adverse market movements. As a result, the methodology does not represent risk associated with intraday changes in positions or intraday price volatility. The following table presents State Street's market risk for its trading activities as measured by its value at risk methodology:

Value at Risk as of March 31,

-------------------------------------------------------------------------------

(Dollars in millions)                                    Average Maximum Minimum
--------------------------------------------------------------------------------
2000:
 Foreign exchange contracts.............................  $ 1.1   $ 2.1   $  .6
 Interest rate contracts................................    4.0     5.3     3.6
1999:
 Foreign exchange contracts.............................    2.0     3.7      .8
 Interest rate contracts................................     .2      .6

-------------------------------------------------------------------------------

  State Street compares actual daily profit and losses from trading activities to estimated one-day value at risk. During the first three months of 2000, State Street did not experience any one-day trading loss in excess of its end of day value at risk estimate.

Financial Goals and Factors That May Affect Them

  State Street's primary financial goal is sustainable real growth in earnings per share. The Corporation has two supporting goals, one for total revenue growth and one for return on common stockholder's equity (ROE). The long-term revenue goal is for a 12.5% real, or inflation adjusted, compound annual growth rate of revenue from 1990 through 2010. This equates to approximately a 15% nominal compound annual growth rate. The annual ROE goal is 18%.

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

  Pace of new business. The pace at which existing and new customers use additional services and assign additional assets to State Street for management or custody will affect future results of operations.

  Business mix. Changes in business mix, including the mix of U.S. and non-U.S. business, may affect future results.

  Rate of technological change. Technological change creates opportunities for product differentiation and reduced costs, as well as the possibility of increased expenses. Developments in the securities processing

PART I. ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

industry, including shortened settlement cycles and ultimately straight-through-processing, will result in changes to existing procedures. Alternative delivery systems have emerged, including the widespread utilization of the internet. State Street's financial performance depends in part on its ability to develop and market new and innovative services and to adopt or develop new technologies that differentiate State Street's products or provide cost efficiencies.

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

  Gramm-Leach-Bliley Act of 1999. The Gramm-Leach-Bliley Act of 1999 may cause changes in the competitive environment in which State Street operates. Such changes could include, among other things, broadening the scope of activities of significant competitors, or facilitating consolidation of competitors into larger, better capitalized companies, offering a wide array of financial services and products; and attracting large and well-capitalized financial services companies into activities not previously undertaken but competitive to the Corporation's traditional businesses. In addition, the Corporation's ability to engage in new activities may expose it to business risks with which it has less experience than it has with the business risks associated with its traditional businesses. Such changes and the ability of the Corporation to address and adapt to the regulatory and competitive challenges may affect future results of operations.

PART I. ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

  See information under the caption "Trading Activities: Foreign Exchange and Interest Rate Sensitivity" on page 18.

PART II - Other Information

Item 2. Changes in Securities and Use of Proceeds

(c) Directors of the Corporation who are not employees receive an annual retainer of $40,000 payable at their election in shares of Common Stock of the Corporation or in cash. In April 2000, a total of 5,338 shares were issued and receipt of 1,067 shares was deferred as payment for the 2000 annual retainer. Exemption from registration of the shares is claimed by the Corporation under
Section 4(2) of the Securities Act of 1933.

Item 4. Submission of Matters to a Vote of Security-Holders

  Registrant's annual meeting of stockholders was held on April 19, 2000. At the meeting, the following nominees for Director were elected:

                                                             Number of Shares
                                                           ---------------------
                                                               For     Withheld
                                                           ----------- ---------
      I. MacAllister Booth................................ 134,161,130   938,035
      James I. Cash, Jr................................... 134,181,207   917,958
      Truman S. Casner.................................... 132,823,439 2,275,726
      Arthur L. Goldstein................................. 133,273,037 1,826,128
      Dennis J. Picard.................................... 134,109,538   989,627
      Richard P. Sergel................................... 134,112,633   986,532

  The following directors continue in office: Marshall N. Carter, David A. Spina, Tenley E. Albright, M.D., Nader F. Darehshori, David P. Gruber, John M. Kucharski, Charles R. Lamantia, Alfred Poe, Bernard W. Reznicek, Diana Chapman Walsh and Robert E.Weissman.

  Also at the meeting, the following action was voted upon:

                                                  Number of Shares
                                    --------------------------------------------
                                                             Abstain
                                                               or
                                                               Not      Broker
                                        For       Against    Voting    Nonvotes
                                    ----------- ----------- --------- ----------
Vote to amend the Company's 1997
 Equity Incentive Plan relative to
 increase in shares...............  116,961,774  16,949,567 1,187,824
Vote on Application on the Model
 Business Corporation Act to the
 Corporation......................   11,228,250 100,830,390 3,901,472 19,139,052

Stockholder Proposals at Meeting:
Ropes & Gray be prevented from
 providing legal services to the
 Corporation......................            0 135,097,603     1,562
Board conduct another
 investigation involving licensing
 of personnel.....................            0 135,097,603     1,562
Corporation voluntarily comply
 with proposed rules involving
 political contributions..........            0 135,097,603     1,562
Amend By-laws to prohibit Chairman
 from also being CEO..............            0 135,097,603     1,562
Amend By-laws to make available
 corporate records to agents and
 attorneys of stockholders........            0 135,097,603     1,562

PART II. ITEM 6.
EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibit Index

 Exhibit
 Number                                                    Page of this Report
 -------                                                   -------------------
  10.1   Amendment to the 1997 Equity Incentive Plan.....          25
  12     Ratio of Earnings to Fixed Charges..............          26
  15     Letter regarding unaudited interim financial
         information.....................................          27
  27     Financial data schedule.........................          28

  (b) Reports on Form 8-K

  None

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          State Street Corporation

                                                /s/ Ronald L. O'Kelley
Date: May 9, 1999                         BY __________________________________
                                                   Ronald L. O'Kelley
                                           Executive Vice President and Chief
                                                    Financial Officer

                                              /s/ Frederick P. Baughman
Date: May 9, 1999                         By __________________________________
                                                  Frederick P. Baughman
                                            Senior Vice President, Controller
                                              and Chief Accounting Officer