Form 10-Q
period 2000-06-30
STATE STREET CORP
filed 2000-08-11
CIK 93751

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                     -------------------------------------

                                   Form 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                 For the Quarterly Period Ended June 30, 2000

    [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
              For the Transition Period From        to

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

                     -------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes [X]  No [_]

The number of shares of the Registrant's Common Stock outstanding on July 31, 2000 was 161,231,268.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            STATE STREET CORPORATION

                               Table of Contents

                                                                          Page
                                                                          ----

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Statements of Income........................................   1
Consolidated Statement of Condition......................................   3
Consolidated Statement of Cash Flows.....................................   4
Consolidated Statement of Changes in Stockholders' Equity................   5
Notes to Consolidated Financial Statements...............................   6
Independent Accountants' Review Report...................................  13

Item 2.  Management's Discussion and Analysis of Financial Condition and
 Results of Operations...................................................  14

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.......  23

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K................................  23

Signatures...............................................................  24

Exhibits

PART I. ITEM 1.
FINANCIAL STATEMENTS

Consolidated Statement of Income - State Street Corporation (Unaudited)

------------------------------------------------------------------------------
(Dollars in millions, except per share data) Three months
ended June 30,                                                 2000     1999
------------------------------------------------------------------------------
Fee Revenue
Fiduciary compensation:
Services for Institutional Investors........................ $    362 $    288
Investment Management.......................................      131      144
                                                             -------- --------
Total fiduciary compensation................................      493      432
Foreign exchange trading....................................      101       69
Servicing and processing....................................       57       56
Other.......................................................        5       18
                                                             -------- --------
 Total fee revenue..........................................      656      575
Net Interest Revenue
Interest revenue............................................      768      610
Interest expense............................................      553      416
                                                             -------- --------
 Net interest revenue.......................................      215      194
Provision for loan losses...................................        2        4
                                                             -------- --------
 Net interest revenue after provision for loan losses.......      213      190
                                                             -------- --------
 Total Revenue..............................................      869      765


Operating Expenses
Salaries and employee benefits..............................      366      323
Information systems and communications......................       75       73
Transaction processing services.............................       66       57
Occupancy...................................................       48       46
Other.......................................................       87       78
                                                             -------- --------
 Total operating expenses...................................      642      577
                                                             -------- --------
 Income before income taxes.................................      227      188
Income taxes................................................       79       65
                                                             -------- --------
 Net Income................................................. $    148 $    123
                                                             ======== ========


Earnings Per Share
 Basic...................................................... $    .92 $    .77
 Diluted....................................................      .90      .75
Average Shares Outstanding (in thousands)
 Basic......................................................  160,847  161,158
 Diluted....................................................  164,045  164,171
Cash Dividends Declared Per Share........................... $    .17 $    .15

--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

PART I. ITEM 1.
FINANCIAL STATEMENTS (continued)

Consolidated Statement of Income - State Street Corporation (Unaudited)

------------------------------------------------------------------------------
(Dollars in millions, except per share data) Six months
ended June 30,                                                 2000     1999
------------------------------------------------------------------------------

Fee Revenue
Fiduciary compensation:
Services for Institutional Investors........................ $    711 $    563
Investment Management.......................................      312      277
                                                             -------- --------
 Total fiduciary compensation...............................    1,023      840
Foreign exchange trading....................................      207      163
Servicing and processing....................................      119      101
Other.......................................................       12       23
                                                             -------- --------
 Total fee revenue..........................................    1,361    1,127
Net Interest Revenue
Interest revenue............................................    1,494    1,174
Interest expense............................................    1,067      786
                                                             -------- --------
 Net interest revenue.......................................      427      388
Provision for loan losses...................................        5        8
                                                             -------- --------
 Net interest revenue after provision for loan losses.......      422      380
                                                             -------- --------
 Total Revenue..............................................    1,783    1,507


Operating Expenses
Salaries and employee benefits..............................      752      632
Information systems and communications......................      153      145
Transaction processing services.............................      141      109
Occupancy...................................................       98       92
Other.......................................................      182      156
                                                             -------- --------
 Total operating expenses...................................    1,326    1,134
                                                             -------- --------
 Income before income taxes.................................      457      373
Income taxes................................................      160      128
                                                             -------- --------
 Net Income................................................. $    297 $    245
                                                             ======== ========


Earnings Per Share
 Basic...................................................... $   1.85 $   1.52
 Diluted....................................................     1.82     1.49
Average Shares Outstanding (in thousands)
 Basic......................................................  160,341  161,050
 Diluted....................................................  163,415  164,007
Cash Dividends Declared Per Share........................... $    .33 $    .29

--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

PART I. ITEM 1.
FINANCIAL STATEMENTS (continued)

Consolidated Statement of Condition - State Street Corporation

-------------------------------------------------------------------------------
                                                        June 30,   December 31,
(Dollars in millions)                                     2000         1999
-------------------------------------------------------------------------------
                                                       (Unaudited)
Assets
Cash and due from banks..............................   $  2,506     $  2,930
Interest-bearing deposits with banks.................     17,637       16,902
Securities purchased under resale agreements and
 securities borrowed.................................     16,570       17,518
Federal funds sold...................................      2,115          410
Trading account assets...............................      1,325          786
Investment securities (principally available-for-
 sale)...............................................     15,506       14,703
Loans (less allowance of $53 and $48)................      5,330        4,245
Premises and equipment...............................        655          732
Accrued income receivable............................        696          717
Other assets.........................................      2,290        1,953
                                                        --------     --------
   Total Assets......................................   $ 64,630     $ 60,896
                                                        ========     ========
Liabilities
Deposits:
 Noninterest-bearing.................................   $  9,533     $  8,943
 Interest-bearing:
  U.S................................................      2,537        1,917
  Non-U.S............................................     25,300       23,285
                                                        --------     --------
   Total deposits....................................     37,370       34,145
Securities sold under repurchase agreements..........     18,429       18,399
Federal funds purchased..............................         65        1,054
Other short-term borrowings..........................        275        1,104
Accrued taxes and other expenses.....................      1,151        1,133
Other liabilities....................................      3,189        1,488
Long-term debt.......................................      1,220          921
                                                        --------     --------
   Total Liabilities.................................     61,699       58,244

Stockholders' Equity
Preferred stock, no par: authorized 3,500,000; issued
 none................................................
Common stock, $1 par: authorized 250,000,000; issued
 167,222,000 and 167,225,000.........................        167          167
Surplus..............................................         66           55
Retained earnings....................................      3,038        2,795
Net unrealized losses................................        (75)         (57)
Treasury stock, at cost (6,080,000 and 7,635,000
 shares).............................................       (265)        (308)
                                                        --------     --------
   Total Stockholders' Equity........................      2,931        2,652
                                                        --------     --------
   Total Liabilities and Stockholders' Equity........   $ 64,630     $ 60,896
                                                        ========     ========

--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

PART I. ITEM 1.
FINANCIAL STATEMENTS (continued)

Consolidated Statement of Cash Flows - State Street Corporation (Unaudited)

-------------------------------------------------------------------------------
(Dollars in millions) Six months ended June 30,                2000     1999
-------------------------------------------------------------------------------
Operating Activities
Net Income................................................... $   297  $   245
Non-cash charges for depreciation, amortization, provision
 for loan losses and deferred income taxes...................     125      139
                                                              -------  -------
   Net income adjusted for non-cash charges..................     422      384
Adjustments to reconcile to net cash (used) provided by
 operating activities:
 Securities gains, net.......................................               (5)
 Net change in:
  Trading account assets.....................................    (539)    (394)
  Other, net.................................................      (8)     (94)
                                                              -------  -------
   Net Cash Used by Operating Activities.....................    (125)    (109)
                                                              -------  -------
Investing Activities
Payments for purchases of:
 Available-for-sale securities...............................  (3,594)  (7,153)
 Held-to-maturity securities.................................    (194)    (582)
 Lease financing assets......................................    (518)     (20)
 Premises and equipment......................................     (42)     (89)
Proceeds from:
 Maturities of available-for-sale securities.................   2,757    3,348
 Maturities of held-to-maturity securities...................     177      563
 Sales of available-for-sale securities......................      39      414
 Principal collected from lease financing....................      34       76
Net (payments for) proceeds from:
 Interest-bearing deposits with banks........................    (735)  (2,124)
 Federal funds sold, resale agreements and securities
  borrowed...................................................    (757)   1,331
 Loans.......................................................    (939)  (1,015)
                                                              -------  -------
   Net Cash Used by Investing Activities.....................  (3,772)  (5,251)
                                                              -------  -------
Financing Activities
Proceeds from issuance of:
 Non-recourse debt for lease financing.......................     435
 Long-term debt..............................................     300
 Treasury stock..............................................      50       14
Payments for:
 Non-recourse debt for lease financing.......................     (46)     (93)
 Long-term debt..............................................      (2)      (1)
 Cash dividends..............................................     (51)     (48)
 Purchase of common stock....................................     (37)     (38)
Net proceeds from (payments for):
 Deposits....................................................   3,225    5,243
 Short-term borrowings.......................................    (401)     709
                                                              -------  -------
   Net Cash Provided by Financing Activities.................   3,473    5,786
                                                              -------  -------
   Net (Decrease) Increase...................................    (424)     426
Cash and due from banks at beginning of period...............   2,930    1,365
                                                              -------  -------
   Cash and Due From Banks at End of Period.................. $ 2,506  $ 1,791
                                                              =======  =======

--------------------------------------------------------------------------------

The accompanying notes are in integral part of these financial statements.

PART I. ITEM 1.
FINANCIAL STATEMENTS (continued)

Consolidated Statement of Changes in Stockholders' Equity - State Street Corporation (Unaudited)

------------------------------------------------------------------------------
(Dollars in millions, except share data) Six
months ended June 30,                              2000            1999
------------------------------------------------------------------------------
Common Stock
Balance at end of period (no change during
 period)...................................... $   167         $   167

Surplus
Balance at beginning of period................      55              63
Treasury stock issued.........................     (29)            (27)
Stock options exercised.......................      40              15
                                               -------         -------
 Balance at end of period.....................      66              51
                                               -------         -------

Retained Earnings
Balance at beginning of period................   2,795           2,272
Net income....................................     297  $ 297      245  $ 245
Cash dividends declared ($.33 and $.29 per
 share).......................................     (54)            (48)
                                               -------         -------
 Balance at end of period.....................   3,038           2,469
                                               -------         -------

Net Unrealized (Losses) Gains--Other
 Comprehensive Income
Balance at beginning of period................     (57)             22
Foreign currency translation..................      (9)    (9)     (12)   (12)
Net unrealized loss on available-for-sale
 securities...................................      (9)    (9)     (48)   (48)
                                               -------  -----  -------  -----
                                                          (18)            (60)
                                                        -----           -----
 Balance at end of period.....................     (75)            (38)
                                               -------         -------
Comprehensive Income..........................          $ 279           $ 185
                                                        =====           =====

Treasury Stock, at Cost
Balance at beginning of period................    (308)           (213)
Common stock acquired (419,000 and 495,000
 shares)......................................     (37)            (38)
Treasury stock issued (1,974,000 and 904,000
 shares)......................................      80              43
                                               -------         -------
 Balance at end of period.....................    (265)           (208)
                                               -------         -------
  Total Stockholders' Equity.................. $ 2,931         $ 2,441
                                               =======         =======

--------------------------------------------------------------------------------

The accompanying notes are in integral part of these financial statements.

PART I. ITEM 1.
FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements - State Street Corporation
(Unaudited)

Note A--Basis of Presentation

  State Street Corporation ("State Street" or the "Corporation") is a financial holding company that provides trust, investment management, global custody, banking, administration and information services to both U.S. and non-U.S. customers. State Street reports two lines of business. Services for Institutional Investors includes accounting, custody, daily pricing, administration, foreign exchange, cash management, lending activities, lease financing and information services to support institutional investors. Investment Management provides an extensive array of services for managing financial assets worldwide for both institutional and individual investors as well as recordkeeping, administration and investment services for defined contribution plans and other employee benefit programs. The impact of a divested business for the prior period has been presented separately under the caption "Business Divestiture" in Note I.

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

  Total comprehensive income for the three months ended June 30, 2000 and 1999 was $155 million and $80 million, respectively. Total comprehensive income for the six months ended June 30, 2000 and 1999 was $279 million and $185 million, respectively. Tax benefits of $6 million and $34 million related to fair value adjustments for the investment portfolio, and tax benefits of $6 million and $8 million related to foreign currency translation, were included in other comprehensive income for the six months ended June 30, 2000 and 1999, respectively.

  In the opinion of management, all adjustments consisting of normal recurring accruals, which are necessary for a fair presentation of the financial position of State Street and subsidiaries at June 30, 2000 and December 31, 1999, its cash flows for the six months ended June 30, 2000 and 1999, and consolidated results of its operations for the three months and six months ended June 30, 2000 and 1999, have been made. These statements should be read in conjunction with the financial statements and other information included in State Street's latest annual report on Form 10-K.

Note B--Joint Venture

  In April 2000, State Street and Citigroup completed the formation of CitiStreet, LLC, a 50/50 joint venture designed to service employee benefit programs. State Street's contribution to the joint venture consisted of its retirement investment services businesses and the total outsourcing business of Wellspring Resources, LLC, a wholly owned subsidiary.

PART I. ITEM 1.
FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements - State Street Corporation
(Unaudited)

Note C--Investment Securities

  Available-for-sale securities are recorded at fair value and held-to-maturity securities are recorded at amortized cost on the Consolidated Statement of Condition. Investment securities consisted of the following as of the dates indicated:

-----------------------------------------------------------------------------------------
                                   June 30, 2000                 December 31, 1999
                          ------------------------------- -------------------------------
                                     Unrealized                      Unrealized
                          Amortized ------------   Fair   Amortized ------------   Fair
(Dollars in millions)       Cost    Gains Losses  Value     Cost    Gains Losses  Value
-----------------------------------------------------------------------------------------
Available for sale:
 U.S. Treasury and
  federal agencies......  $  7,103  $  8  $  50  $  7,061 $  6,899   $ 2   $ 36  $  6,865
 State and political
  subdivisions..........     2,011     2     10     2,003    1,886     2     11     1,877
 Asset-backed
  securities............     3,610     2     28     3,584    3,261     1     25     3,237
 Collateralized mortgage
  obligations...........       867     1     13       855      841           10       831
 Other investments......       728     1      9       720      630     1      5       626
                          --------  ----  -----  -------- --------   ---   ----  --------
 Total..................  $ 14,319  $ 14  $ 110  $ 14,223 $ 13,517   $ 6   $ 87  $ 13,436
                          --------  ----  -----  -------- --------   ---   ----  --------
Held to maturity:
 U.S. Treasury and
  federal agencies......  $  1,235  $  1  $   8  $  1,228 $  1,219   $     $ 11  $  1,208
 Other investments......        48                     48       48                     48
                          --------  ----  -----  -------- --------   ---   ----  --------
 Total..................  $  1,283  $  1  $   8  $  1,276 $  1,267   $     $ 11  $  1,256
                          ========  ====  =====  ======== ========   ===   ====  ========

-------------------------------------------------------------------------------

  During the six months ended June 30, 2000, there were gross gains and gross losses of less than $1 million realized on the sales of $39 million of available-for-sale securities. During the six months ended June 30, 1999, there were gross gains of $6 million and gross losses of $1 million realized on the sales of $414 million of available-for-sale securities.

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

PART I. ITEM 1.
FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements - State Street Corporation
(Unaudited)

Note D--Allowance for Loan Losses (continued)

  Changes in the allowance for loan losses were as follows:

--------------------------------------------------------------------------------
                                                                        Six
                                                      Three Months    Months
                                                          Ended        Ended
                                                        June 30,     June 30,
                                                      -------------  ----------
(Dollars in millions)                                  2000   1999   2000  1999
--------------------------------------------------------------------------------
Balance at beginning of period....................... $   50 $   85  $ 48  $ 84
Provision for loan losses............................      2      4     5     8
Loan charge-offs.....................................            (1)   (1)   (4)
Recoveries...........................................      1            1
                                                      ------ ------  ----  ----
 Balance at end of period............................   $ 53   $ 88  $ 53  $ 88
                                                      ====== ======  ====  ====

-------------------------------------------------------------------------------

Note E--Long-term Debt

  On April 11, 2000, State Street filed a universal shelf registration statement to increase the amount available for issuance of unsecured debt from $200 million to $1 billion. The shelf registration statement allows for the offering and sale of unsecured debt securities, capital securities, common stock, depositary shares and preferred stock, and warrants to purchase such securities, including any shares into which the preferred stock or depositary shares may be convertible. On June 15, 2000, State Street issued $300 million in subordinated notes due 2010 at a coupon rate of 7.65%. At June 30, 2000, $700 million of the shelf registration is available for issuance.

Note F--Net Interest Revenue

  Net interest revenue consisted of the following:

-------------------------------------------------------------------------------
                                                    Three Months   Six Months
                                                        Ended         Ended
                                                       June 30,      June 30,
                                                    ------------- -------------
(Dollars in millions)                                2000   1999   2000   1999
-------------------------------------------------------------------------------
Interest Revenue
 Deposits with banks............................... $  168 $  135 $  315 $  251
 Investment securities:
  U.S. Treasury and federal agencies...............    134     89    262    162
  State and political subdivisions (exempt from
   federal tax)....................................     21     16     42     33
  Other investments................................     84     48    160     94
 Loans.............................................     74    112    141    220
 Securities purchased under resale agreements,
  securities borrowed and federal funds sold.......    272    205    546    407
 Trading account assets............................     15      5     28      7
                                                    ------ ------ ------ ------
   Total interest revenue..........................    768    610  1,494  1,174
                                                    ====== ====== ====== ======
Interest Expense
 Deposits..........................................    240    186    458    343
 Other borrowings..................................    295    212    573    408
 Long-term debt....................................     18     18     36     35
                                                    ------ ------ ------ ------
   Total interest expense..........................    553    416  1,067    786
                                                    ------ ------ ------ ------
   Net interest revenue............................ $  215 $  194 $  427 $  388
                                                    ====== ====== ====== ======

-------------------------------------------------------------------------------

PART I. ITEM 1.
FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements - State Street Corporation
(Unaudited)

Note G--Operating Expenses - Other

  The other category of operating expenses consisted of the following:

-------------------------------------------------------------------------------
                                                      Three Months  Six Months
                                                          Ended        Ended
                                                         June 30,     June 30,
                                                      ------------- -----------
(Dollars in millions)                                  2000   1999  2000  1999
-------------------------------------------------------------------------------
Professional services................................ $   34 $   28 $  67 $  55
Advertising and sales promotion......................     15     15    30    30
Other................................................     38     35    85    71
                                                      ------ ------ ----- -----
 Total operating expenses -- other................... $   87 $   78 $ 182 $ 156
                                                      ====== ====== ===== =====

-------------------------------------------------------------------------------

Note H--Regulatory Matters

  The regulatory capital amounts and ratios were the following at June 30, 2000, and December 31, 1999:

------------------------------------------------------------------------------------
                             Regulatory
                           Guidelines(/1/)
                         -------------------
                                               State Street      State Street Bank
                                    Well     ------------------  ------------------
(Dollars in millions)    Minimum Capitalized   2000      1999      2000      1999
------------------------------------------------------------------------------------
Risk-based ratios:
 Tier 1 capital.........     4%        6%        13.8%     14.7%     12.6%     13.5%
 Total capital..........     8        10         14.9      14.7      12.7      13.7
Leverage ratio..........     3         5          5.6       5.6       5.5       5.7
 Tier 1 capital.........                     $  3,400  $  3,119  $  3,088  $  2,841
 Total capital..........                        3,683     3,121     3,125     2,889
Adjusted risk-weighted
 assets and market-risk
 equivalents:
  On-balance sheet......                     $ 17,754  $ 15,293  $ 17,561  $ 15,108
  Off-balance sheet.....                        6,336     5,451     6,351     5,464
  Market-risk
   equivalents..........                          630       475       600       454
                                             --------  --------  --------  --------
   Total................                     $ 24,720  $ 21,219  $ 24,512  $ 21,026
                                             ========  ========  ========  ========

-------------------------------------------------------------------------------
(1) State Street Bank must meet the regulatory designation of "well capitalized" in order for State Street to maintain its status as a financial holding company. In addition, Regulation Y defines "well capitalized" for a bank holding company such as State Street for the purpose of determining eligibility for a streamlined review process for acquisition proposals (for such purposes, "well capitalized" requires
    State Street to maintain a minimum Tier 1 risk-based capital ratio of 6% and a minimum total risk-based capital ratio of 10%).

PART I. ITEM 1.
FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements - State Street Corporation
(Unaudited)

Note I--Lines of Business

  Further financial information by lines of business is contained within the Lines of Business section of Management's Discussion and Analysis of Financial Condition and Results of Operation on pages 17 and 18.

  The following is a summary of the lines of business operating results for the six months ended June 30:

-------------------------------------------------------------------------------
                                   Services for       Investment   Business
                              Institutional Investors Management  Divestiture
                              ----------------------- ----------- -------------
(Dollars in millions;
taxable equivalent)              2000        1999     2000  1999  2000   1999
-------------------------------------------------------------------------------
Total revenue...............  $     1,404 $     1,131 $ 412 $ 335        $   58
Income before income taxes..          399         301    91    62            27
Average assets (billions)...         59.1        49.5   1.7   1.2           2.3

-------------------------------------------------------------------------------

Note J--Earnings Per Share

  The following table sets forth the computation of basic and diluted earnings per share:

------------------------------------------------------------------------------
                                             Three Months       Six Months
                                                 Ended             Ended
                                               June 30,          June 30,
                                           ----------------- -----------------
(Dollars in millions, except per share
data; shares in thousands)                   2000     1999     2000     1999
------------------------------------------------------------------------------
Net Income................................ $    148 $    123 $    297 $    245
Earnings per share
 Basic.................................... $    .92 $    .77 $   1.85 $   1.52
 Diluted..................................      .90      .75     1.82     1.49

Basic average shares......................  160,847  161,158  160,341  161,050
 Stock options and stock awards...........    2,597    2,225    2,434    2,168
 7.75% convertible subordinated
  debentures..............................      601      788      640      789
                                           -------- -------- -------- --------
Dilutive average shares...................  164,045  164,171  163,415  164,007
                                           ======== ======== ======== ========

-------------------------------------------------------------------------------

Note K--Income Taxes

  The provision for income taxes included in the Consolidated Statement of Income consisted of the following:

--------------------------------------------------------------------------------
                                                   Three Months    Six Months
                                                       Ended          Ended
                                                      June 30,       June 30,
                                                   --------------  ------------
(Dollars in millions)                               2000    1999   2000   1999
--------------------------------------------------------------------------------
Current........................................... $   25  $   44  $  61  $  67
Deferred..........................................     54      21     98     61
                                                   ------  ------  -----  -----
 Total provision.................................. $   79  $   65  $ 159  $ 128
                                                   ======  ======  =====  =====

Effective tax rate................................   34.9%   34.4%  34.9%  34.4%
                                                   ======  ======  =====  =====

-------------------------------------------------------------------------------

PART I. ITEM 1.
FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements - State Street Corporation
(Unaudited)

Note L--Commitments and Contingent Liabilities

  State Street acts in a fiduciary or custodial capacity on behalf of its customers. Assets under custody and assets under management are held by and are not included in the Consolidated Statement of Condition because such items are not assets of State Street. Management conducts regular reviews of its responsibilities for these services and considers the results in preparing its financial statements. In the opinion of management, there are no contingent liabilities at June 30, 2000, which would have a material adverse effect on State Street's financial position or results of operations.

  State Street is subject to pending and threatened legal actions that arise in the normal course of business. In the opinion of management, after discussion with counsel, these actions can be successfully defended or resolved without a material adverse effect on State Street's financial position or results of operations.

Note M--Off-Balance Sheet Financial Instruments, Including Derivatives

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

  The following table summarizes the contractual or notional amounts of derivative financial instruments held or issued by State Street for trading and balance sheet management:

--------------------------------------------------------------------------------
                                                           June 30, December 31,
(Dollars in millions)                                        2000       1999
--------------------------------------------------------------------------------
Trading:
 Interest rate contracts:
  Swap agreements......................................... $  2,557   $  1,986
  Options and caps purchased..............................      342        148
  Options and caps written................................      441        279
  Futures--short position.................................    5,826      3,836
  Options on futures purchased............................      795        705
  Options on futures written..............................      680        900
 Foreign exchange contracts:
  Forward, swap and spot..................................  161,443    122,795
  Options purchased.......................................      519        187
  Options written.........................................      524        205
Balance Sheet Management:
 Interest rate contracts:
  Swap agreements.........................................      180        180
  Options and caps purchased..............................                  30

-------------------------------------------------------------------------------

PART I. ITEM 1.
FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements - State Street Corporation
(Unaudited)

Note M--Off-Balance Sheet Financial Instruments, Including Derivatives
(continued)

  The following table represents the fair value as of June 30, 2000 and December 31, 1999 and average fair value for the six and twelve months then ended, respectively, for State Street's financial instruments held or issued for trading purposes:

--------------------------------------------------------------------------------
                                               June 30, 2000  December 31, 1999
                                              --------------- ------------------
                                                      Average          Average
                                               Fair    Fair     Fair     Fair
(Dollars in millions)                          Value   Value   Value    Value
--------------------------------------------------------------------------------
Foreign exchange contracts:
 Contracts in a receivable position.......... $ 1,102 $ 1,424 $  1,160 $  1,222
 Contracts in a payable position.............   1,090   1,360    1,127    1,251
Other financial instrument contracts:
 Contracts in a receivable position..........      24      31       40       19
 Contracts in a payable position.............      12      13        7        4

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

  Credit-related financial instruments include indemnified securities on loan, commitments to extend credit or purchase assets, standby letters of credit and letters of credit. The maximum credit risk associated with credit-related financial instruments is measured by the contractual amounts of these instruments. The following is a summary of the contractual amount of State Street's credit-related, off-balance sheet financial instruments:

--------------------------------------------------------------------------------
                                                           June 30, December 31,
(Dollars in millions)                                        2000       1999
--------------------------------------------------------------------------------
Indemnified securities on loan............................ $ 97,992   $ 77,352
Loan commitments..........................................   12,074     10,404
Asset purchase agreements.................................    5,813      3,585
Standby letters of credit.................................    3,859      3,128
Letters of credit.........................................      268        171

-------------------------------------------------------------------------------

  On behalf of its customers, State Street lends their securities to creditworthy brokers and other institutions. In certain circumstances, State Street may indemnify its customers for the fair market value of those securities against a failure of the borrower to return such securities. State Street requires the borrowers to provide collateral in an amount equal to or in excess of 102% of the fair market value of the securities borrowed. The borrowed securities are revalued daily to determine if additional collateral is necessary. State Street held, as collateral, cash and U.S. government securities totaling $101.4 billion and $79.7 billion for indemnified securities on loan at June 30, 2000 and December 31, 1999, respectively.

  Loan commitments, asset purchase agreements, standby letters of credit and letters of credit are subject to the same credit policies and reviews as loans. The amount and nature of collateral is obtained based upon management's assessment of the credit risk. Approximately 87% of the loan commitments and asset purchase agreements will expire in one year or less from the date of issue. Since many of the commitments are expected to expire without being drawn, the total commitment amounts do not necessarily represent future cash requirements.

                    Independent Accountants' Review Report

The Stockholders and Board of Directors
State Street Corporation

  We have reviewed the accompanying consolidated statement of condition of State Street Corporation as of June 30, 2000, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2000 and 1999, and the consolidated statements of cash flows and changes in stockholders' equity for the six-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Corporation's management.

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

Boston, Massachusetts
July 18, 2000

PART I. ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary

  Earnings per share for the second quarter were $.90 on a diluted basis, an increase of 20% from $.75 in the second quarter of 1999. Revenue grew 15% from $773 million to $886 million. Net income was $148 million, up 20% from $123 million a year ago. Return on stockholders' equity was 20.9%.

Condensed Income Statement--Taxable Equivalent Basis

-------------------------------------------------------------------------------
                               Three Months Ended        Six Months Ended
                                    June 30,                 June 30,
                             ----------------------  -------------------------
(Dollars in millions,
except per share data)       2000  1999  Change  %    2000   1999  Change   %
-------------------------------------------------------------------------------
Fee revenue:
 Fiduciary compensation:
  Services for
   Institutional
   Investors...............  $ 362 $ 288  $ 74   26  $  711 $  563 $ 148    26
  Investment Management....    131   144   (13)  (9)    312    277    35    13
                             ----- -----  ----  ---  ------ ------ -----   ---
   Total fiduciary
    compensation...........    493   432    61   15   1,023    840   183    22
 Foreign exchange trading..    101    69    32   46     207    163    44    27
 Servicing and processing..     57    56     1    1     119    101    18    17
 Other.....................      5    18   (13) (74)     12     23   (11)  (49)
                             ----- -----  ----  ---  ------ ------ -----   ---
   Total fee revenue.......    656   575    81   14   1,361  1,127   234    21
Net interest revenue.......    232   202    30   15     460    405    55    14
Provision for loan losses..      2     4    (2) (38)      5      8    (3)  (38)
                             ----- -----  ----  ---  ------ ------ -----   ---
   Total revenue...........    886   773   113   15   1,816  1,524   292    19
Operating expenses.........    642   577    65   11   1,326  1,134   192    17
                             ----- -----  ----  ---  ------ ------ -----   ---
   Income before income
    taxes..................    244   196    48   24     490    390   100    26
Income taxes...............     79    65    14   22     160    128    32    24
Taxable equivalent
 adjustment................     17     8     9  110      33     17    16    90
                             ----- -----  ----  ---  ------ ------ -----   ---
   Net income..............  $ 148 $ 123  $ 25   20  $  297 $  245 $  52    22
                             ===== =====  ====  ===  ====== ====== =====   ===
Earnings Per Share
 Basic.....................  $ .92 $ .77  $.15   19  $ 1.85 $ 1.52 $ .33    22
 Diluted...................    .90   .75   .15   20    1.82   1.49   .33    22

-------------------------------------------------------------------------------
 (Percentage change based on dollars in thousands, except per share data)

Total Revenue

  In the second quarter, total revenue was $886 million, up $113 million, or 15%, from a year ago, reflecting strong business growth. This growth was partially offset by the contribution of businesses to CitiStreet, LLC ("CitiStreet"), a joint venture with Citigroup formed on April 4, 2000, and the sale of the commercial banking business in October 1999. When adjusted for the businesses contributed to CitiStreet, State Street's share of which is accounted for using the equity method of accounting, total revenue growth for the second quarter of 2000 would have been 21% and operating expense growth would have been 20%, compared to the second quarter of 1999.

PART I. ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Fee Revenue

  Fee revenue for the second quarter of 2000 was $656 million, up $81 million, or 14%, over 1999 and accounted for 74% of total revenue. Fee revenue growth came principally from strong growth in State Street's core fiduciary compensation revenue and foreign exchange trading revenue.

  Fiduciary compensation is the largest component of fee revenue and is derived from accounting, custody, daily pricing, information services, securities lending, trusteeship services and investment management. Fiduciary compensation was $493 million, up 15% from a year ago. The increase reflected continued business growth for Services for Institutional Investors and Investment Management, partially offset by the contribution of businesses to CitiStreet.

  Second quarter fiduciary compensation for Services for Institutional Investors was $362 million, up 26% from the second quarter of 1999. Revenue growth from servicing mutual funds in the U.S. was driven by growth in mutual fund assets, especially global assets, including expanding relationships with existing customers. Total mutual fund assets under custody as of June 30, 2000, were $2.8 trillion, up 16% over the prior year. Revenue from servicing U.S. pension plans increased, reflecting new business with new and existing clients, and customers' use of State Street's global securities lending services. New clients include business gained from the acquisition of Wachovia's institutional trust and custody business in the fourth quarter of 1999. Revenue from serving institutional investors outside the United States increased for the quarter, primarily due to new business from both new and existing customers. Assets under custody for customers outside the U.S. were $541 billion, an increase of 28% from the prior year. At quarter end, total assets under custody totaled $6.1 trillion, up 15% from a year earlier.

  Fiduciary compensation for investment management was $131 million, down 9% from 1999. The decrease in revenue reflected the contribution of retirement investment services businesses and the total outsourcing business of Wellspring Resources, LLC, ("Wellspring") to CitiStreet. Joint venture accounting reduced Investment Management revenue in the second quarter. Adjusted for CitiStreet, retained revenue for this line of business was up 24%. Revenue from retained investment management business for institutional investors reflected new business and expanding relationships with existing customers. Customers' use of fixed income strategies, including money markets, and U.S. and global indexed equity strategies, drove revenue growth. Assets under management grew to $729 billion, up 27% from a year earlier.

  Foreign exchange trading revenue was $101 million, compared to $69 million a year ago. Foreign exchange trading revenue reflects three factors: the number of customers doing business with State Street, the volume of cross-border transactions and currency volatility. Currency volatility increased in State Street's most-traded currencies. Trading volumes were strong; both the number and total dollar value of transactions increased substantially from the second quarter of last year. State Street has foreign exchange trading relationships with almost 850 investment managers. Over 250 managers are using State Street Global Link(R), an e-finance platform.

  Servicing and processing revenue for the second quarter was $57 million compared to $56 million in the second quarter of 1999. Prior period results included on-going revenue from a non-strategic business unit sold at the end of the second quarter of 1999. Developing businesses continue to grow according to plan.

  Other fee revenue consists of gains and losses on securities, trading account profits and losses, and miscellaneous gains and fees. Other fee revenue for the second quarter was $5 million, compared to $18 million a year ago. The prior year revenue reflects the gain on the sale of a non-strategic business.

Net Interest Revenue

  Taxable-equivalent net interest revenue for the second quarter was $232 million, up 15% from $202 million a year ago. In serving institutional investors worldwide, State Street provides short-term funds management,

PART I. ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

including deposit services and repurchase agreements for cash positions associated with customers' investment activities. The revenue associated with deposit services and repurchase agreements, as well as from lending and lease financing activities, is recorded as net interest revenue. Growth in net interest revenue was driven by increased customer volumes, especially in non-U.S. deposits and repurchase agreements, and higher rates worldwide. Average non-U.S. deposits increased $4.5 billion, or 23%, from the same quarter last year, and average securities sold under repurchase agreements increased $1.5 billion, or 9%, over the prior year.

  Net interest margin, which is defined as taxable-equivalent net interest revenue as a percent of average interest-earning assets, increased from 1.61% in the second quarter 1999 to 1.68% in the second quarter of 2000 due to higher interest rates worldwide and increasing interest rate spreads.

--------------------------------------------------------------------------------
                                                   Three Months Ended June 30,
                                                   ----------------------------
                                                       2000           1999
                                                   -------------  -------------
                                                   Average        Average
(Dollars in millions)                              Balance  Rate  Balance  Rate
--------------------------------------------------------------------------------
Interest-earning assets........................... $ 55,706 5.67% $ 50,274 4.93%
Interest-bearing liabilities......................   47,938 4.64    43,617 3.83
                                                            ----           ----
 Excess of rate earned over rate paid.............          1.03%          1.11%
                                                            ====           ====
 Net interest margin..............................          1.68%          1.61%
                                                            ====           ====

-------------------------------------------------------------------------------

Operating Expenses

  Operating expenses for the quarter were $642 million, up 11% from the second quarter of 1999. The increase reflects higher performance-based incentive compensation and investments for new products, efficiency initiatives and global expansion, offset by the CitiStreet transaction in the second quarter of 2000.

  Salaries and employee benefits were $366 million in the second quarter, up 13% from last year, primarily due to increased performance-based incentive compensation. The growth in performance-based incentive compensation reflects State Street's strong financial results in the quarter and the year-over-year growth in the stock price, partially offset by the transfer of 1,400 employees to CitiStreet. As of the second quarter of 2000, 48% of employees participate in performance-based compensation programs.

  Transaction processing services expense was $66 million in the second quarter, up 16% from last year, reflecting increased business volumes.

  Other expense, which includes professional services, advertising, sales promotion and other expenses, was $87 million, up 12% from the second quarter of 1999. The primary driver of the increase was professional fees for information technology and other initiatives.

Income Taxes

  Taxes for the second quarter were $79 million, up from $65 million a year ago. The effective tax rate for the quarter was 34.9%, compared to 34.4% in the second quarter of the prior year. The rate increase reflects continued growth of fully taxable income.

PART I. ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Credit Quality

  At June 30, 2000, total loans (gross of allowance for loan losses) were $5.4 billion. At quarter end, the allowance for loan losses was $53 million, a decrease from $88 million a year ago, reflecting the sale of the commercial banking business in the fourth quarter of 1999. During the quarter ended June 30, 2000, recoveries were less than $1 million and the provision for loan losses charged against income was $2 million. At June 30, 2000, non-performing loans were $7 million, compared to $7 million in the prior quarter and down from $17 million a year ago.

Lines of Business

  Following is a summary of line of business operating results for the six months ended June 30:

--------------------------------------------------------------------------------
                               Services for         Investment    Divestiture
                          Institutional Investors   Management     Business
Taxable equivalent basis  ------------------------  ------------  -------------
(Dollars in millions)        2000         1999      2000   1999   2000   1999
--------------------------------------------------------------------------------
Fee revenue:
 Fiduciary
  compensation..........  $       711  $       563  $ 312  $ 277
 Foreign exchange
  trading...............          207          163
 Other..................           77           74     54     36         $   14
                          -----------  -----------  -----  -----         ------
  Total fee revenue.....          995          800    366    313             14
Net interest revenue....          409          331     46     22             44
                          -----------  -----------  -----  -----         ------
  Total revenue.........        1,404        1,131    412    335             58
Operating expense.......        1,005          830    321    273             31
                          -----------  -----------  -----  -----         ------
  Income before income
   taxes................  $       399  $       301  $  91  $  62         $   27
                          ===========  ===========  =====  =====         ======
Pretax margin...........           28%          27%    22%    18%            47%

Average assets
 (billions).............  $      59.1  $      49.5  $ 1.7  $ 1.2         $  2.3

-------------------------------------------------------------------------------

  Services for Institutional Investors. Services for Institutional Investors includes accounting, custody, daily pricing, and information services. Customers around the world include mutual funds and other collective investment funds, corporate and public pension plans, corporations, investment managers, not-for-profit organizations, unions, and other holders of investment assets. Institutional investors are offered State Street services, including foreign exchange, cash management, securities lending, fund administration, recordkeeping, banking services, and deposit and short-term investment facilities. These services support institutional investors in developing and executing their strategies, enhancing their returns, and evaluating and managing risk. Revenue from this line of business comprised 77% of State Street's total revenue for the six months ended June 30, 2000.

  Total revenue for the six months ended June 30, 2000, increased to $1.4 billion, up 24% from $1.1 billion reported for the first six months of 1999. The increase in revenue primarily reflected expanding relationships with existing customers. Fee revenue was up $195 million, or 24%, due to growth in fiduciary compensation and foreign exchange trading revenue. Fiduciary compensation, up 26%, reflected revenue growth from accounting, custody, securities lending, U.S. pension plans and customers outside the United States. Foreign exchange trading revenue grew 27% from a year ago and reflects the number of customers doing business with State Street, the volume of cross-border transactions and currency volatility. Volatility within the currency markets most-traded by State Street and trading volumes are higher, year over year. Net interest revenue, up 24%, reflected balance sheet growth from the increased use of securities sold under repurchase agreements and non-U.S. deposits by institutional investors.

PART I. ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

  Operating expenses for the six months ended June 30, 2000 were $1.0 billion, 21% higher than a year ago, due to higher performance-based compensation, higher transaction processing expenses reflecting increased business volumes, and investments for new products, efficiency initiatives and global expansion. Income before income taxes was $399 million, an increase of $98 million, or 33%, from 1999.

  Investment Management. State Street manages financial assets worldwide for both institutions and individuals and provides related services, including participant services for defined contribution and other employee benefit programs, and brokerage services. Investment management offers a broad array of services, including passive and active equity, money market, and fixed income strategies. Revenue from this line of business comprised 23% of State Street's total revenue for the six months ended June 30, 2000.

  Revenue for the six months ended June 30, 2000, increased to $412 million, up $77 million, or 23%, from $335 million reported for the first six months of 1999. Fiduciary compensation for the first six months of 2000 grew 13%, to $312 million. Adjusted for CitiStreet, growth in fiduciary compensation from retained business was up 31% due to growth across all services, primarily investment management for institutional investors, reflecting new business and expanding relationships with existing customers, including customers' use of U.S and global equity and fixed income strategies. Revenue was also driven by strong performance in the equity brokerage business.

  Operating expenses of $321 million increased $48 million, or 17%, for the first six months of 2000, reflecting higher performance-based compensation, higher transaction processing expenses due to increased business volumes, and investments for new products, efficiency initiatives and global expansion. The growth in expense was partially offset by the transfer of 1,400 employees to CitiStreet in early April. Income before income taxes for the first six months of 2000 was $91 million, an increase of $29 million, or 48%, from the first six months of 1999.

  Business Divestiture. Historical operating results for the commercial banking business are contained in this caption. On October 1, 1999, State Street completed the sale of this business, which consisted of a $2.4 billion loan portfolio, a $36 million allowance for loan losses and $1.1 billion in deposits. The historical revenues and expenses of this business include allocations of other items in accordance with existing methodologies for line of business presentation.

Joint Venture

  In April 2000, State Street Corporation and Citigroup formed CitiStreet, LLC. Jointly owned (50/50), CitiStreet provides administrative, outsourcing, investment management, employee communication and education, one-on-one counseling and investment advisory services to the employee benefit plans of corporate, governmental, healthcare and not-for-profit organizations. Under the terms of the joint venture agreement, State Street contributed its retirement investment services businesses and Wellspring, the company's total benefits outsourcing subsidiary. This transaction reduced total revenue in the second quarter of 2000, and reduced expenses by a slightly lesser amount.

Liquidity and Capital

  Liquidity. The primary objective of State Street's liquidity management is to ensure that the Corporation has sufficient funds to meet its commitments and business needs, and to accommodate the transaction and cash management requirements of its customers. Liquidity is provided by State Street's access to global debt markets, its ability to gather additional deposits from its customers, maturing short-term assets, the sale of securities and payment of loans. Customer deposits and other funds provide a multi-currency, geographically diverse source of liquidity. State Street maintains a large portfolio of liquid assets. As of June 30, 2000, the Corporation's liquid assets were 86% of total assets.

PART I. ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

  On April 11, 2000, State Street filed a universal shelf registration statement to increase the amount available for issuance of unsecured debt from $200 million to $1 billion. The shelf registration statement allows for the offering and sale of unsecured debt securities, capital securities, common stock, depositary shares and preferred stock, and warrants to purchase such securities, including any shares into which the preferred stock or depositary shares may be convertible. On June 15, 2000, State Street issued $300 million in subordinated notes due 2010. The subordinated notes have a fixed interest rate of 7.65%, and are not secured and will rank junior to State Street's senior indebtedness and its other financial obligations.

  Capital. State Street's objective is to maintain a strong capital base in order to provide financial flexibility for its business needs, including funding corporate growth and customers' cash management needs. As a state-chartered bank and member of the Federal Reserve System, State Street Bank, State Street's principal subsidiary, is regulated by the Federal Reserve Board, which has established guidelines for minimum capital ratios. State Street has developed internal capital adequacy policies to ensure that State Street Bank meets or exceeds the level required for the "well capitalized" category, the highest of the Federal Reserve Board's five capital categories. State Street's capital management emphasizes risk exposure rather than asset levels. At June 30, 2000, State Street Bank's Tier 1 risk-based capital ratio was 12.6% and the Corporation's Tier 1 risk-based capital ratio was 13.8%. Both significantly exceed the regulatory minimum of 4%. See Note H to the Consolidated Financial Statements for further information.

  State Street's Board of Directors has authorized the purchase of State Street common stock for use in employee benefit programs and for general corporate purposes. State Street purchased 400,000 shares in the first six months of 2000 as part of the stock purchase program. As of June 30, 2000, an additional 2.6 million shares may be purchased within the stock purchase program. There were an additional 19,000 shares acquired during the first six months of 2000 for other deferred compensation plans that are not part of the stock purchase program.

Trading Activities: Foreign Exchange and Interest Rate Sensitivity

  As part of its trading activities, the Corporation assumes positions in both the foreign exchange and interest rate markets by buying and selling cash instruments and using financial derivatives, including forward foreign exchange contracts, foreign exchange and interest rate options, and interest rate swaps. As of June 30, 2000, the notional amount of these derivative instruments was $173.1 billion, of which $161.4 billion was foreign exchange forward contracts. Long and short foreign exchange forward positions are closely matched to minimize currency and interest rate risk. All foreign exchange contracts are valued daily at current market rates.

  The Corporation uses a variety of risk measurement and estimation techniques, including value at risk. Value at risk is an estimate of potential loss for a given period of time within a stated statistical confidence interval. State Street uses a sophisticated risk management system, known as Askari RiskBook(R), to estimate value at risk daily for all material trading positions. The Corporation has adopted standards for estimating value at risk, and maintains capital for market risk, in accordance with the Federal Reserve's Capital Adequacy Guidelines for market risk. Value at risk is estimated for a 99% one-tail confidence interval and an assumed one-day holding period using a historical observation period of greater than one year. A 99% one-tail confidence interval implies that daily trading losses should not exceed the estimated value at risk more than 1% of the time, or approximately three days out of the year. The methodology uses a simulation approach based on observed changes in interest rates and foreign exchange rates and takes into account the resulting diversification benefits provided from the mix of the Corporation's trading positions.

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

Value at Risk for the six months ended June 30,

--------------------------------------------------------------------------------
(Dollars in millions)                                    Average Maximum Minimum
--------------------------------------------------------------------------------
2000:
 Foreign exchange contracts.............................  $ 1.0   $ 2.1   $ .4
 Interest rate contracts................................    3.8     5.3    3.1
1999:
 Foreign exchange contracts.............................    1.8     3.7     .8
 Interest rate contracts................................     .2      .5

-------------------------------------------------------------------------------

  State Street compares actual daily profit and losses from trading activities to estimated one-day value at risk. During the first six months of 2000, State Street did not experience any one-day trading loss in excess of its end of day value at risk estimate.

Financial Goals and Factors That May Affect Them

  State Street's primary financial goal is sustainable real growth in earnings per share. The Corporation has two supporting goals, one for total revenue and one for return on common stockholder's equity (ROE). The long-term revenue goal is for a 12.5% real, or inflation adjusted, compound annual growth rate of revenue from 1990 through 2010. This equates to approximately a 15% nominal compound annual growth rate. The annual ROE goal is 18%.

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

  Business mix. Changes in business mix, including the mix of U.S. and non-U.S. business, may affect future results of operations.

  Rate of technological change. Technological change creates opportunities for product differentiation and reduced costs, as well as the possibility of increased expenses. Developments in the securities processing industry, including shortened settlement cycles and ultimately straight-through-processing, will result in changes to existing procedures. Alternative delivery systems have emerged, including the widespread utilization of the internet. State Street's financial performance depends in part on its ability to develop and market new and innovative services and to adopt or develop new technologies that differentiate State Street's products or provide cost efficiencies.

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

  Acquisitions and alliances. Acquisitions of complementary businesses and technologies, and development of strategic alliances are an active part of State Street's overall business strategy. The Corporation has completed several acquisitions and alliances in recent years. However, there can be no assurance that services, technologies, key personnel and businesses of acquired companies will be effectively assimilated into State Street's business or service offerings or that alliances will be successful.

  Gramm-Leach-Bliley Act of 1999. The Gramm-Leach-Bliley Act of 1999 may cause changes in the competitive environment in which State Street operates. Such changes could include, among other things, broadening the scope of activities of significant competitors, or facilitating consolidation of competitors into larger, better capitalized companies, offering a wide array of financial services and products; and attracting large and well-capitalized financial services companies into activities not previously undertaken but competitive to the Corporation's traditional businesses. In addition, the Corporation's ability to engage in new activities may expose it to business risks with which it has less experience than it has with the business risks associated with its traditional businesses. Such changes and the ability of the Corporation to address and adapt to the regulatory and competitive challenges may effect future results of operations.

PART I. ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

  See information under the caption "Trading Activities: Foreign Exchange and Interest Rate Sensitivity" on page 19.

PART II -- Other Information

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibit Index

 Exhibit
 Number                                                    Page of this Report
 -------                                                   -------------------
  10.1   Amendment to the 1994 Stock Option and
         Performance Unit Plan...........................           25
  10.2   Amendment to the 1997 Equity Incentive Plan.....           26
   12    Ratio of Earnings to Fixed Charges..............           27
   15    Letter regarding unaudited interim financial
         information.....................................           28
   27    Financial data schedule.........................           29

  (b) Current Reports on Form 8-K

  None

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          State Street Corporation

Date: August 8, 2000                              /s/ Ronald L. O'Kelley
                                          By: _________________________________
                                                    Ronald L. O'Kelley
                                            Executive Vice President and Chief
                                                     Financial Officer


Date: August 8, 2000                           /s/ Frederick P. Baughman
                                          By: _________________________________
                                                   Frederick P. Baughman
                                             Senior Vice President, Controller
                                               and Chief Accounting Officer