Form 10-Q
period 2000-09-30
STATE STREET CORP
filed 2000-11-13
CIK 93751

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                     -------------------------------------

                                   Form 10-Q

            [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly Period Ended September 30, 2000

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

 Yes [X]  No [_]

The number of shares of the Registrant's Common Stock outstanding on October 31, 2000 was 161,469,188.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            STATE STREET CORPORATION

                               Table of Contents

                                                                          Page
                                                                          ----

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Income........................................   1
Consolidated Statement of Condition......................................   3
Consolidated Statement of Cash Flows.....................................   4
Consolidated Statement of Changes in Stockholders' Equity................   5
Notes to Consolidated Financial Statements...............................   6
Independent Accountants' Review Report...................................  13

Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations...................................................  14

Item 3. Quantitative and Qualitative Disclosure About Market Risk........  23

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.................................  23

Signatures...............................................................  24

Exhibits

PART I. ITEM 1.
FINANCIAL STATEMENTS

Consolidated Statement of Income - State Street Corporation (Unaudited)

------------------------------------------------------------------------------
(Dollars in millions, except per share data) Three months
ended September 30,                                            2000     1999
------------------------------------------------------------------------------
Fee Revenue
Fiduciary compensation:
Services for Institutional Investors........................ $    359 $    297
Investment Management.......................................      140      155
                                                             -------- --------
 Total fiduciary compensation...............................      499      452
Foreign exchange trading....................................       89       68
Servicing and processing....................................       56       47
Other.......................................................       12        4
                                                             -------- --------
 Total fee revenue..........................................      656      571
Net Interest Revenue
Interest revenue............................................      838      626
Interest expense............................................      603      428
                                                             -------- --------
 Net interest revenue.......................................      235      198
Provision for loan losses...................................        3        4
                                                             -------- --------
 Net interest revenue after provision for loan losses.......      232      194
                                                             -------- --------
 Total Revenue..............................................      888      765
Operating Expenses
Salaries and employee benefits..............................      377      321
Information systems and communications......................       78       73
Transaction processing services.............................       68       60
Occupancy...................................................       51       48
Other.......................................................       91       74
                                                             -------- --------
 Total operating expenses...................................      665      576
                                                             -------- --------
 Income before income taxes.................................      223      189
Income taxes................................................       73       63
                                                             -------- --------
 Net Income................................................. $    150 $    126
                                                             ======== ========
Earnings Per Share
 Basic...................................................... $    .93 $    .78
 Diluted....................................................      .91      .77
Average Shares Outstanding (in thousands)
 Basic......................................................  161,221  160,829
 Diluted....................................................  164,482  163,316
Cash Dividends Declared Per Share........................... $    .17 $    .15

--------------------------------------------------------------------------------

  The accompanying notes are an integral part of these financial statements.

PART I. ITEM 1.
FINANCIAL STATEMENTS (continued)

Consolidated Statement of Income - State Street Corporation (Unaudited)

------------------------------------------------------------------------------
(Dollars in millions, except per share data) Nine months
ended September 30,                                            2000     1999
------------------------------------------------------------------------------
Fee Revenue
Fiduciary compensation:
Services for Institutional Investors........................ $  1,070 $    860
Investment Management.......................................      452      432
                                                             -------- --------
 Total fiduciary compensation...............................    1,522    1,292
Foreign exchange trading....................................      296      231
Servicing and processing....................................      175      148
Other.......................................................       24       27
                                                             -------- --------
 Total fee revenue..........................................    2,017    1,698

Net Interest Revenue
Interest revenue............................................    2,332    1,800
Interest expense............................................    1,670    1,214
                                                             -------- --------
 Net interest revenue.......................................      662      586
Provision for loan losses...................................        8       12
                                                             -------- --------
 Net interest revenue after provision for loan losses.......      654      574
                                                             -------- --------
 Total Revenue..............................................    2,671    2,272

Operating Expenses
Salaries and employee benefits..............................    1,129      953
Information systems and communications......................      231      218
Transaction processing services.............................      209      169
Occupancy...................................................      149      140
Other.......................................................      273      230
                                                             -------- --------
 Total operating expenses...................................    1,991    1,710
                                                             -------- --------
 Income before income taxes.................................      680      562
Income taxes................................................      232      192
                                                             -------- --------
 Net Income................................................. $    448 $    370
                                                             ======== ========

Earnings Per Share
 Basic...................................................... $   2.78 $   2.30
 Diluted....................................................     2.73     2.26
Average Shares Outstanding (in thousands)
 Basic......................................................  160,637  160,939
 Diluted....................................................  163,738  163,794
Cash Dividends Declared Per Share........................... $    .50 $    .44

--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

PART I. ITEM 1.
FINANCIAL STATEMENTS (continued)

Consolidated Statement of Condition - State Street Corporation

------------------------------------------------------------------------------
                                                    September 30, December 31,
(Dollars in millions)                                   2000          1999
------------------------------------------------------------------------------
                                                     (Unaudited)
Assets
Cash and due from banks............................   $  1,266      $  2,930
Interest-bearing deposits with banks...............     18,101        16,902
Securities purchased under resale agreements and
 securities borrowed...............................     18,134        17,518
Federal funds sold.................................      2,150           410
Trading account assets.............................        891           786
Investment securities (principally available-for-
 sale).............................................     14,923        14,703
Loans (less allowance of $56 and $48)..............      5,633         4,245
Premises and equipment.............................        675           732
Accrued income receivable..........................        754           717
Other assets.......................................      2,452         1,953
                                                      --------      --------
   Total Assets....................................   $ 64,979      $ 60,896
                                                      ========      ========

Liabilities
Deposits:
 Noninterest-bearing...............................   $  8,855      $  8,943
 Interest-bearing:
  U.S..............................................      2,342         1,917
  Non-U.S..........................................     25,742        23,285
                                                      --------      --------
   Total deposits..................................     36,939        34,145
Securities sold under repurchase agreements........     19,293        18,399
Federal funds purchased............................        577         1,054
Other short-term borrowings........................        729         1,104
Accrued taxes and other expenses...................      1,311         1,133
Other liabilities..................................      1,821         1,488
Long-term debt.....................................      1,220           921
                                                      --------      --------
   Total Liabilities...............................     61,890        58,244

Stockholders' Equity
Preferred stock, no par: authorized 3,500,000;
 issued none.......................................
Common stock, $1 par: authorized 250,000,000;
 issued 167,174,000 and 167,225,000................        167           167
Surplus............................................         71            55
Retained earnings..................................      3,162         2,795
Net unrealized losses..............................        (51)          (57)
Treasury stock, at cost (5,839,000 and 7,635,000
 shares)...........................................       (260)         (308)
                                                      --------      --------
   Total Stockholders' Equity......................      3,089         2,652
                                                      --------      --------
   Total Liabilities and Stockholders' Equity......   $ 64,979      $ 60,896
                                                      ========      ========
------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

PART I. ITEM 1.
FINANCIAL STATEMENTS (continued)

Consolidated Statement of Cash Flows - State Street Corporation (Unaudited)

---------------------------------------------------------------------------------
(Dollars in millions) Nine months ended September 30,            2000     1999
---------------------------------------------------------------------------------
Operating Activities
Net Income....................................................  $   448  $   370
Non-cash charges for depreciation, amortization, provision for
 loan losses and deferred income taxes........................      199      253
                                                                -------  -------
   Net income adjusted for non-cash charges...................      647      623
Adjustments to reconcile to net cash (used) provided by
 operating activities:
 Securities gains, net........................................       (1)     (11)
 Net change in:
  Trading account assets......................................     (105)    (175)
  Other, net..................................................     (141)    (271)
                                                                -------  -------
   Net Cash Provided by Operating Activities..................      400      166
                                                                -------  -------
Investing Activities
Payments for purchases of:
 Available-for-sale securities................................   (4,336)  (9,685)
 Held-to-maturity securities..................................     (305)    (667)
 Lease financing assets.......................................     (772)    (177)
 Premises and equipment.......................................      (97)    (148)
Proceeds from:
 Maturities of available-for-sale securities..................    3,691    4,192
 Maturities of held-to-maturity securities....................      263      641
 Sales of available-for-sale securities.......................      504      804
 Principal collected from lease financing.....................       29       80
Net (payments for) proceeds from:
 Interest-bearing deposits with banks.........................   (1,199)  (1,991)
 Federal funds sold, resale agreements and securities
  borrowed....................................................   (2,356)     437
 Loans........................................................   (1,147)    (744)
                                                                -------  -------
   Net Cash Used by Investing Activities......................   (5,725)  (7,258)
                                                                -------  -------
Financing Activities
Proceeds from issuance of:
 Non-recourse debt for lease financing........................      638      127
 Long-term debt...............................................      300
 Treasury stock...............................................       72       20
Payments for:
 Non-recourse debt for lease financing........................      (41)    (101)
 Long-term debt...............................................       (4)      (1)
 Cash dividends...............................................      (79)     (70)
 Purchase of common stock.....................................      (61)    (125)
Net proceeds from (payments for):
 Deposits.....................................................    2,794    4,414
 Short-term borrowings........................................       42    3,036
                                                                -------  -------
   Net Cash Provided by Financing Activities..................    3,661    7,300
                                                                -------  -------
   Net (Decrease) Increase....................................   (1,664)     208
Cash and due from banks at beginning of period................    2,930    1,365
                                                                -------  -------
   Cash and Due From Banks at End of Period...................  $ 1,266  $ 1,573
                                                                =======  =======

--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

PART I. ITEM 1.
FINANCIAL STATEMENTS (continued)

Consolidated Statement of Changes in Stockholders' Equity - State Street Corporation (Unaudited)

--------------------------------------------------------------------------------
(Dollars in millions, except share data) Nine
months ended September 30,                           2000            1999
--------------------------------------------------------------------------------
Common Stock
Balance at end of period (no change during
 period)........................................ $   167         $   167

Surplus
Balance at beginning of period..................      55              63
Treasury stock issued...........................     (36)            (54)
Stock options exercised.........................      52              38
                                                 -------         -------
 Balance at end of period.......................      71              47
                                                 -------         -------

Retained Earnings
Balance at beginning of period..................   2,795           2,272
Net income......................................     448  $ 448      370  $ 370
Cash dividends declared ($.50 and $.44 per
 share).........................................     (81)            (70)
                                                 -------         -------
 Balance at end of period.......................   3,162           2,572
                                                 -------         -------

Net Unrealized (Losses) Gains--Other
 Comprehensive Income
Balance at beginning of period..................     (57)             22
Foreign currency translation....................     (19)   (19)      (4)    (4)
Net unrealized gain on available-for-sale
 securities.....................................      25     25      (58)   (58)
                                                 -------  -----  -------  -----
                                                              6             (62)
                                                          -----           -----
 Balance at end of period.......................     (51)            (40)
                                                 -------         -------
Comprehensive Income............................          $ 454           $ 308
                                                          =====           =====

Treasury Stock, at Cost
Balance at beginning of period..................    (308)           (213)
Common stock acquired (644,000 and 1,894,000
 shares)........................................     (61)           (125)
Treasury stock issued (2,439,000 and 1,139,000
 shares)........................................     109              54
                                                 -------         -------
 Balance at end of period.......................    (260)           (284)
                                                 -------         -------
  Total Stockholders' Equity.................... $ 3,089         $ 2,462
                                                 =======         =======

--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

PART I. ITEM 1.
FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements - State Street Corporation
(Unaudited)


Note A--Basis of Presentation

  State Street Corporation ("State Street" or the "Corporation") is a financial holding company that provides trust, investment management, global custody, banking, administration and information services to both U.S. and non-U.S. customers. State Street reports two lines of business. Services for Institutional Investors includes accounting, custody, daily pricing, administration, foreign exchange, cash management, lending activities, lease financing and information services to support institutional investors. Investment Management provides an extensive array of services for managing financial assets worldwide for both institutional and individual investors as well as recordkeeping, administration and investment services for defined contribution plans and other employee benefit programs. The impact of the business divestiture for nine months ended September 30, 1999, has been presented separately under the caption "Business Divestiture" in Note I.

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

  Total comprehensive income for the three months ended September 30, 2000 and 1999 was $175 million and $123 million, respectively. Total comprehensive income for the nine months ended September 30, 2000 and 1999 was $454 million and $308 million, respectively. A tax provision of $18 million and a benefit of $41 million related to fair value adjustments for the investment portfolio, and tax benefits of $13 million and $3 million related to foreign currency translation, were included in other comprehensive income for the nine months ended September 30, 2000 and 1999, respectively.

  SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," was issued in June 2000. This statement requires companies to record the fair value of derivatives on the balance sheet as assets or liabilities. Fair market valuation adjustments for derivatives meeting hedge criteria will be recorded as either other comprehensive income or through earnings in the Consolidated Statement of Income, depending on their classification. Derivatives used for trading purposes will continue to be marked to market through earnings. State Street expects to adopt this statement beginning January 1, 2001. Management does not expect the adoption of this statement to have a material impact on the financial statements.

  On December 3, 1999, the SEC issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" that provides guidance in applying generally accepted accounting principles to revenue recognition in financial statements. Management does not expect that the application of their guidance will have a material impact on the financial statements.

  In the opinion of management, all adjustments consisting of normal recurring accruals, which are necessary for a fair presentation of the financial position of State Street and subsidiaries at September 30, 2000 and December 31, 1999, its cash flows for the nine months ended September 30, 2000 and 1999, and consolidated results of its operations for the three months and nine months ended September 30, 2000 and 1999, have been made. These statements should be read in conjunction with the financial statements and other information included in State Street's latest annual report on Form 10-K.

Note B--Joint Venture

  In April 2000, State Street and Citigroup completed the formation of CitiStreet ("CitiStreet"), a 50/50 joint venture designed to service employee benefit programs. State Street's contribution to the joint venture consisted

PART I. ITEM 1.
FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements - State Street Corporation
(Unaudited)

of its retirement investment services businesses and the total outsourcing business of Wellspring Resources, LLC, a wholly owned subsidiary.

Note C--Investment Securities

  Available-for-sale securities are recorded at fair value and held-to-maturity securities are recorded at amortized cost on the Consolidated Statement of Condition. Investment securities consisted of the following as of the dates indicated:

---------------------------------------------------------------------------------------
                                September 30, 2000             December 31, 1999
                          ------------------------------ ------------------------------
                                     Unrealized                     Unrealized
                          Amortized ------------  Fair   Amortized ------------  Fair
(Dollars in millions)       Cost    Gains Losses  Value    Cost    Gains Losses  Value
---------------------------------------------------------------------------------------
Available for sale:
 U.S. Treasury and
  federal agencies......   $ 6,944   $ 9   $23   $ 6,930  $ 6,899   $ 2   $36   $ 6,865
 State and political
  subdivisions..........     1,936     4     6     1,934    1,886     2    11     1,877
 Asset-backed
  securities............     3,278     5    15     3,268    3,261     1    25     3,237
 Collateralized mortgage
  obligations...........       929     1     7       923      841          10       831
 Other investments......       567     2     9       560      630     1     5       626
                           -------   ---   ---   -------  -------   ---   ---   -------
 Total..................   $13,654   $21   $60   $13,615  $13,517   $ 6   $87   $13,436
                           =======   ===   ===   =======  =======   ===   ===   =======
Held to maturity:
 U.S. Treasury and
  federal agencies......   $ 1,261   $ 2   $ 4   $ 1,259  $ 1,219   $     $11   $ 1,208
 Other investments......        47                    47       48                    48
                           -------   ---   ---   -------  -------   ---   ---   -------
 Total..................   $ 1,308   $ 2   $ 4   $ 1,306  $ 1,267   $     $11   $ 1,256
                           =======   ===   ===   =======  =======   ===   ===   =======

-------------------------------------------------------------------------------

  During the nine months ended September 30, 2000, there were gross gains of $1 million realized on the sales of $504 million of available-for-sale securities. During the nine months ended September 30, 1999, there were gross gains of $12 million and gross losses of $1 million realized on the sales of $804 million of available-for-sale securities.

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

  While the allowance is established to absorb probable losses inherent in the total loan portfolio, management allocates the allowance for loan losses to specific loans, selected portfolio segments and certain off-balance sheet exposures and commitments. Adversely classified loans in excess of $1 million are individually reviewed to evaluate risk of loss and are assigned a specific allocation of the allowance. The allocations are based on an assessment of potential risk of loss and include evaluations of the borrowers' financial strength, discounted cash flows, collateral, appraisals and guarantees. The allocations to portfolio segments and off-balance sheet exposures are based on management's evaluation of relevant factors, including the current level of problem loans and current economic conditions which are subject to change from quarter to quarter. In addition, a portion of the allowance remains unallocated as a general reserve for the entire loan portfolio. The general reserve is based upon such factors as portfolio concentrations, historical losses and current economic conditions.

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

PART I. ITEM 1.
FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements - State Street Corporation
(Unaudited)


Note D--Allowance for Loan Losses (continued)

  Changes in the allowance for loan losses were as follows:

--------------------------------------------------------------------------------
                                                  Three Months    Nine Months
                                                      Ended          Ended
                                                  September 30,  September 30,
                                                  -------------  --------------
(Dollars in millions)                              2000   1999    2000    1999
--------------------------------------------------------------------------------
Balance at beginning of period................... $   53 $   88  $   48  $   84
Provision for loan losses........................      3      4       8      12
Loan charge-offs.................................            (3)     (1)     (7)
Recoveries.......................................             3       1       3
                                                  ------ ------  ------  ------
 Balance at end of period........................ $   56 $   92  $   56  $   92
                                                  ====== ======  ======  ======

-------------------------------------------------------------------------------

Note E--Long-term Debt

  On April 11, 2000, State Street filed a universal shelf registration statement that allows for the offering and sale of unsecured debt securities, capital securities, common stock, depositary shares and preferred stock, and warrants to purchase such securities, including any shares into which the preferred stock or depositary shares may be convertible. On June 15, 2000, State Street issued $300 million in subordinated notes due 2010 at a coupon rate of 7.65%. At September 30, 2000, $700 million of the shelf registration is available for issuance.

Note F--Net Interest Revenue

  Net interest revenue consisted of the following:

-------------------------------------------------------------------------------
                                                    Three Months   Nine Months
                                                        Ended         Ended
                                                    September 30, September 30,
                                                    ------------- -------------
(Dollars in millions)                                2000   1999   2000   1999
-------------------------------------------------------------------------------
Interest Revenue
 Deposits with banks............................... $  195 $  121 $  510 $  372
 Investment securities:
  U.S Treasury and federal agencies................    129    112    391    274
  State and political subdivisions (exempt from
   federal tax)....................................     22     18     64     51
  Other investments................................     83     59    243    153
 Loans.............................................     75    117    216    337
 Securities purchased under resale agreements,
  securities borrowed and federal funds sold.......    319    193    865    600
 Trading account assets............................     15      6     43     13
                                                    ------ ------ ------ ------
   Total interest revenue..........................    838    626  2,332  1,800
                                                    ------ ------ ------ ------
Interest Expense
 Deposits..........................................    260    183    718    526
 Other borrowings..................................    320    227    893    635
 Long-term debt....................................     23     18     59     53
                                                    ------ ------ ------ ------
   Total interest expense..........................    603    428  1,670  1,214
                                                    ------ ------ ------ ------
   Net interest revenue............................ $  235 $  198 $  662 $  586
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

PART I. ITEM 1.
FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements - State Street Corporation
(Unaudited)


Note G--Operating Expenses - Other

  The other category of operating expenses consisted of the following:

-------------------------------------------------------------------------------
                                                    Three Months   Nine Months
                                                        Ended         Ended
                                                    September 30, September 30,
                                                    ------------- -------------
(Dollars in millions)                                2000   1999   2000   1999
-------------------------------------------------------------------------------
Professional services.............................. $   31 $   29 $   98 $   84
Advertising and sales promotion....................     15     12     45     42
Other..............................................     45     33    130    104
                                                    ------ ------ ------ ------
 Total operating expenses -- other................. $   91 $   74 $  273 $  230
                                                    ====== ====== ====== ======

-------------------------------------------------------------------------------

Note H--Regulatory Matters

  The regulatory capital amounts and ratios were the following at September 30, 2000, and December 31, 1999:

------------------------------------------------------------------------------------
                             Regulatory
                           Guidelines(/1/)     State Street      State Street Bank
                         ------------------- ------------------  ------------------
                                    Well
(Dollars in millions)    Minimum Capitalized   2000      1999      2000      1999
------------------------------------------------------------------------------------
Risk-based ratios:
 Tier 1 capital.........     4%        6%        14.1%     14.7%     13.0%     13.5%
 Total capital..........     8        10         15.2      14.7      13.2      13.7
Leverage ratio..........     3         5          5.6       5.6       5.5       5.7
 Tier 1 capital.........                     $  3,512  $  3,119  $  3,198  $  2,841
 Total capital..........                        3,791     3,121     3,233     2,889
Adjusted risk-weighted
 assets and market-risk
 equivalents:
  On-balance sheet......                     $ 17,713  $ 15,293  $ 17,435  $ 15,108
  Off-balance sheet.....                        6,590     5,451     6,597     5,464
  Market-risk
   equivalents..........                          562       475       539       454
                                             --------  --------  --------  --------
   Total................                     $ 24,865  $ 21,219  $ 24,571  $ 21,026
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

  The following is a summary of the lines of business operating results for the nine months ended September 30:

------------------------------------------------------------------------------
                                  Services for       Investment   Business
                             Institutional Investors Management  Divestiture
                             ----------------------- ----------- -------------
(Dollars in millions;
taxable equivalent)             2000        1999     2000  1999  2000   1999
------------------------------------------------------------------------------
Total revenue..............  $     2,121 $     1,695 $ 600 $ 516        $   88
Income before income
 taxes.....................          590         443   140    96            50
Average assets (billions)..         59.8        49.9   1.7   1.4           2.4

-------------------------------------------------------------------------------

Note J--Earnings Per Share

  The following table sets forth the computation of basic and diluted earnings per share:

------------------------------------------------------------------------------
                                             Three Months       Nine Months
                                                 Ended             Ended
                                             September 30,     September 30,
                                           ----------------- -----------------
(Dollars in millions, except per share
data; shares in thousands)                   2000     1999     2000     1999
------------------------------------------------------------------------------
Net Income................................ $    150 $    126 $    448 $    370
Earnings per share
 Basic.................................... $    .93 $    .78 $   2.78 $   2.30
 Diluted..................................      .91      .77     2.73     2.26

Basic average shares......................  161,221  160,829  160,637  160,939
 Stock options and stock awards...........    2,741    1,722    2,502    2,074
 7.75% convertible subordinated
  debentures..............................      520      765      599      781
                                           -------- -------- -------- --------
Dilutive average shares...................  164,482  163,316  163,738  163,794
                                           ======== ======== ======== ========

-------------------------------------------------------------------------------

Note K--Income Taxes

  The provision for income taxes included in the Consolidated Statement of Income consisted of the following:

--------------------------------------------------------------------------------
                                                 Three Months     Nine Months
                                                     Ended           Ended
                                                 September 30,   September 30,
                                                 --------------  --------------
(Dollars in millions)                             2000    1999    2000    1999
--------------------------------------------------------------------------------
Current......................................... $    7  $   27  $   68  $   95
Deferred........................................     67      36     164      97
                                                 ------  ------  ------  ------
 Total provision................................ $   74  $   63  $  232  $  192
                                                 ======  ======  ======  ======
Effective tax rate..............................   33.1%   33.5%   34.3%   34.1%
                                                 ======  ======  ======  ======

-------------------------------------------------------------------------------

PART I. ITEM 1.
FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements - State Street Corporation
(Unaudited)

Note L--Commitments and Contingent Liabilities

  State Street acts in a fiduciary or custodial capacity on behalf of its customers. Assets under custody and assets under management are held by State Street in a fiduciary or custodial capacity and are not included in the Consolidated Statement of Condition because such items are not assets of State Street. Management conducts regular reviews of its responsibilities for these services and considers the results in preparing its financial statements. In the opinion of management, there are no contingent liabilities at September 30, 2000, which would have a material adverse effect on State Street's financial position or results of operations.

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

  The following table summarizes the contractual or notional amounts of derivative financial instruments held or issued by State Street for trading and balance sheet management:

--------------------------------------------------------------------------------
                                                      September 30, December 31,
(Dollars in millions)                                     2000          1999
--------------------------------------------------------------------------------
Trading:
 Interest rate contracts:
  Swap agreements....................................   $  2,625      $  1,986
  Options and caps purchased.........................        368           148
  Options and caps written...........................        457           279
  Futures--short position............................      4,975         3,836
  Options on futures purchased.......................        158           705
  Options on futures written.........................        260           900
 Foreign exchange contracts:
  Forward, swap and spot.............................    152,080       122,795
  Options purchased..................................        388           187
  Options written....................................        240           205
Balance Sheet Management:
 Interest rate contracts:
  Swap agreements....................................        180           180
  Options and caps purchased.........................                       30

-------------------------------------------------------------------------------

PART I. ITEM 1.
FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements - State Street Corporation
(Unaudited)


Note M--Off-Balance Sheet Financial Instruments, Including Derivatives
(continued)

  The following table represents the fair value as of September 30, 2000, and December 31, 1999 and average fair value for the nine and twelve months then ended, respectively, for State Street's financial instruments held or issued for trading purposes:

-------------------------------------------------------------------------------
                                                 September 30,   December 31,
                                                     2000            1999
                                                --------------- ---------------
                                                        Average         Average
                                                 Fair    Fair    Fair    Fair
(Dollars in millions)                            Value   Value   Value   Value
-------------------------------------------------------------------------------
Foreign exchange contracts:
 Contracts in a receivable position............ $ 1,422 $ 1,474 $ 1,160 $ 1,222
 Contracts in a payable position...............   1,423   1,419   1,127   1,251
Other financial instrument contracts:
 Contracts in a receivable position............      14      27      40      19
 Contracts in a payable position...............      16      13       7       4

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

  Credit-related financial instruments include indemnified securities on loan, commitments to extend credit or purchase assets, standby letters of credit and letters of credit. The maximum credit risk associated with credit-related financial instruments is measured by the contractual amounts of these instruments. The following is a summary of the contractual amount of State Street's credit-related, off-balance sheet financial instruments:

--------------------------------------------------------------------------------
                                                      September 30, December 31,
(Dollars in millions)                                     2000          1999
--------------------------------------------------------------------------------
Indemnified securities on loan.......................   $105,486      $ 77,352
Loan commitments.....................................     12,997        10,404
Asset purchase agreements............................      5,696         3,585
Standby letters of credit............................      4,047         3,128
Letters of credit....................................        213           171

-------------------------------------------------------------------------------

  On behalf of its customers, State Street lends their securities to creditworthy brokers and other institutions. In certain circumstances, State Street may indemnify its customers for the fair market value of those securities against a failure of the borrower to return such securities. State Street requires the borrowers to provide collateral in an amount equal to or in excess of 102% of the fair market value of the securities borrowed. The borrowed securities are revalued daily to determine if additional collateral is necessary. State Street held, as collateral, cash and U.S. government securities totaling $110.8 billion and $79.7 billion for indemnified securities on loan at September 30, 2000, and December 31, 1999, respectively.

  Loan commitments, asset purchase agreements, standby letters of credit and letters of credit are subject to the same credit policies and reviews as loans. The amount and nature of collateral is obtained based upon management's assessment of the credit risk. Approximately 89% of the loan commitments will expire in one year or less from the date of issue. Since many of the commitments are expected to expire without being drawn, the total commitment amounts do not necessarily represent future cash requirements.

                    Independent Accountants' Review Report

The Stockholders and Board of Directors
State Street Corporation

  We have reviewed the accompanying consolidated statement of condition of State Street Corporation as of September 30, 2000, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2000, and 1999, and the consolidated statements of cash flows and changes in stockholders' equity for the nine-month periods ended September 30, 2000, and 1999. These financial statements are the responsibility of the Corporation's management.

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

Boston, Massachusetts
October 18, 2000

PART I. ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary

  Earnings per share for the third quarter were $.91 on a diluted basis, an increase of 18% from $.77 in the third quarter of 1999. Revenue grew 17% from $775 million to $905 million. Net income was $150 million, up 19% from $126 million a year ago. Return on stockholders' equity was 19.8%.

Condensed Income Statement--Taxable Equivalent Basis

----------------------------------------------------------------------------------------
                                                                  Nine Months Ended
                          Three Months Ended September 30,          September 30,
                          ---------------------------------       -----------------
(Dollars in millions,
except per share data)     2000     1999     Change      %      2000   1999  Change  %
----------------------------------------------------------------------------------------
Fee revenue:
 Fiduciary compensation:
  Services for
   Institutional
   Investors............ $    359 $    297  $     62       20  $1,070 $  860  $210   24
  Investment
   Management...........      140      155       (15)     (10)    452    432    20    5
                         -------- --------  --------  -------  ------ ------  ----  ---
   Total fiduciary
    compensation........      499      452        47       10   1,522  1,292   230   18
 Foreign exchange
  trading...............       89       68        21       30     296    231    65   28
 Servicing and
  processing............       56       47         9       20     175    148    27   18
 Other..................       12        4         8               24     27    (3)  (8)
                         -------- --------  --------  -------  ------ ------  ----  ---
   Total fee revenue....      656      571        85       15   2,017  1,698   319   19
Net interest revenue....      252      208        44       21     712    613    99   16
Provision for loan
 losses.................        3        4        (1)     (38)      8     12    (4) (38)
                         -------- --------  --------  -------  ------ ------  ----  ---
   Total revenue........      905      775       130       17   2,721  2,299   422   18
Operating expenses......      665      576        89       15   1,991  1,710   281   16
                         -------- --------  --------  -------  ------ ------  ----  ---
   Income before income
    taxes...............      240      199        41       21     730    589   141   24
Income taxes............       73       63        10       17     232    192    40   22
Taxable equivalent
 adjustment.............       17       10         7       69      50     27    23   82
                         -------- --------  --------  -------  ------ ------  ----  ---
   Net income........... $    150 $    126  $     24       19  $  448 $  370  $ 78   21
                         ======== ========  ========  =======  ====== ======  ====  ===
Earnings Per Share
 Basic.................. $    .93 $    .78  $    .15       19  $ 2.78 $ 2.30  $.48   21
 Diluted................      .91      .77       .14       18    2.73   2.26   .47   21

--------------------------------------------------------------------------------
 (Percentage change based on dollars in thousands, except per share data)

Total Revenue

  In the third quarter, total revenue was $905 million, up $130 million, or 17%, from a year ago, reflecting strong business growth. This growth was partially offset by a reduction in revenue associated with the businesses contributed to CitiStreet and the sale of the commercial banking business. When prior period revenues are adjusted for the businesses contributed to CitiStreet, total revenue growth for the third quarter of 2000 would have been 24% compared to the third quarter of 1999.

PART I. ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

  For the nine months ended September 30, 2000, total revenue was $2.7 billion, up $422 million, or 18%, from 1999. Revenue growth was primarily in fiduciary compensation and net interest revenue.

Fee Revenue

  Fee revenue for the third quarter of 2000 was $656 million, up $85 million, or 15%, over 1999 and accounted for 72% of total revenue. Fee revenue growth came principally from strong growth in State Street's core fiduciary compensation revenue and foreign exchange trading revenue.

  Fiduciary compensation is the largest component of fee revenue and is derived from accounting, custody, daily pricing, information services, securities lending, trusteeship services and investment management. Fiduciary compensation was $499 million, up 10% from a year ago. The increase reflected continued business growth for Services for Institutional Investors and Investment Management, partially offset by a reduction in revenue associated with the businesses contributed to CitiStreet.

  Third quarter fiduciary compensation for Services for Institutional Investors was $359 million, up 20% from the third quarter of 1999. This growth is driven by three markets. Revenue growth from servicing mutual funds in the U.S. was driven by growth in mutual fund assets, including non-U.S. assets, and expanding relationships with existing customers. Total mutual fund assets under custody as of September 30, 2000 were $2.9 trillion, up 20% over the prior year. Growth in revenue from servicing U.S. pension plans reflected new business from new customers, including customers gained in the acquisition of Wachovia's institutional trust and custody business. Revenue from serving institutional investors outside the United States increased for the quarter, primarily due to new business from both new and existing customers. Assets under custody of customers outside the U.S. increased 19% from the prior year, to $537 billion. At quarter end, total assets under custody totaled $6.2 trillion, up 18% from a year earlier.

  Fiduciary compensation for investment management was $140 million, down 10% from 1999. Adjusted for CitiStreet, revenue for this line of business was up 25%. Revenue from investment management for institutional investors reflected new business and expanding relationships with existing customers. Customers' use of fixed income strategies, including money markets, and U.S. indexed equity strategies drove revenue growth. Assets under management grew to $712 billion, up 22% from a year earlier.

  Foreign exchange trading revenue was $89 million, compared to $68 million a year ago. Foreign exchange trading revenue reflects three factors: the number of customers doing business with State Street, the volume of cross-border transactions and currency volatility. Currency volatility increased in State Street's most-traded currencies, and trading volumes were strong; both in the number and total dollar value of transactions. State Street has increased its foreign exchange trading customer base with State Street Global Link(R), an e-finance platform.

  Servicing and processing revenue for the third quarter was $56 million compared to $47 million in the third quarter of 1999, primarily due to growth in brokerage and information services.

  Other fee revenue consists of gains and losses on sales of securities, trading account profits and losses, equity income from joint ventures and miscellaneous gains and fees. Other fee revenue for the third quarter was $12 million, compared to $4 million a year ago. The increase primarily reflects income from joint ventures.

PART I. ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

  For the nine months ended September 30, 2000, fee revenue was $2.0 billion, up $319 million, or 19% from a year ago. Fiduciary compensation increased $230 million, or 18%. Foreign exchange trading revenue increased $65 million, or 28%.

Net Interest Revenue

  Taxable-equivalent net interest revenue for the third quarter was $252 million, up 21% from $208 million a year ago. In serving institutional investors worldwide, State Street provides short-term funds management, including deposit services and repurchase agreements for cash positions associated with customers' investment activities. The revenue associated with deposit services and repurchase agreements, as well as from lending and lease financing activities, is recorded as net interest revenue. Growth in net interest revenue was primarily driven by increased customers' investment activities, and wider interest rate spreads on that activity. Average non-U.S. deposits increased $4.3 billion, or 21%, from the same quarter last year, and average securities sold under repurchase agreements increased $2.2 billion, or 13%, over the prior year.

  Net interest margin, which is defined as taxable-equivalent net interest revenue as a percent of average interest-earning assets, increased from 1.66% in the third quarter 1999 to 1.73% in the third quarter of 2000.

--------------------------------------------------------------------------------
                                                       Three Months Ended
                                                          September 30,
                                                   ----------------------------
                                                       2000           1999
                                                   -------------  -------------
                                                   Average        Average
(Dollars in millions)                              Balance  Rate  Balance  Rate
--------------------------------------------------------------------------------
Interest-earning assets........................... $ 57,909 5.87% $ 50,024 5.04%
Interest-bearing liabilities......................   49,170 4.88    43,243 3.92
                                                            ----           ----
 Excess of rate earned over rate paid.............           .99%          1.12%
                                                            ====           ====
 Net Interest Margin..............................          1.73%          1.66%
                                                            ====           ====

-------------------------------------------------------------------------------

  For the nine months ended September 30, 2000, taxable equivalent net interest revenue was $712 million, up $99 million, or 16% from the same period in 1999, primarily driven by increased customers' investment activities.

Operating Expenses

  Operating expenses for the quarter were $665 million, up 15% from the third quarter of 1999. The increase reflects higher salaries and additional staff, performance-based incentive compensation and investments for new products and global expansion. When adjusted for the businesses contributed to CitiStreet, operating expense growth would have been 24%.

  Salaries and employee benefits were $377 million in the third quarter, up 17% from last year, primarily due to higher salaries, additional staff and performance-based incentive compensation, partially offset by the transfer of employees to CitiStreet. Higher salaries reflect the tight labor market, and additional staff have been added to provide customer service and processing for growing businesses. The growth in performance-based incentive compensation reflects State Street's strong financial results in the quarter and the year-over-year growth in the stock price.

  Transaction processing services expense was $68 million in the third quarter, up 15% from last year, reflecting increased business volumes as a result of business growth.

  Other expense, which includes professional services, advertising, sales promotion and other expenses, was $91 million, up 21% from the third quarter of 1999.

PART I. ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

  For the nine months ended September 30, 2000, operating expenses were up $281 million, or 16%, from the first nine months of 1999 as a result of business growth and strong financial results.

Income Taxes

  The effective tax rate for the third quarter was 33.1%, reflecting a revision to adjust the full year rate to 34.3%, which is the expected rate for the year. The revision results from changes in income mix and projected tax credits. The 34.3% rate is up slightly from the 1999 effective rate of 34.1%, which excludes the effect of special items in 1999.

Credit Quality

  At September 30, 2000, total loans (gross of allowance for loan losses) were $5.7 billion. At quarter end, the allowance for loan losses was $56 million, a decrease from $92 million a year ago, reflecting the sale of the commercial banking business in 1999. During the quarter ended September 30, 2000, recoveries were less than $1 million and the provision for loan losses charged against income was $3 million. At September 30, 2000, non-performing loans were $5 million, down from $7 million in the prior quarter and $17 million a year ago.

Lines of Business

  Following is a summary of line of business operating results for the nine months ended September 30:

--------------------------------------------------------------------------------
                               Services for         Investment     Business
                          Institutional Investors   Management    Divestiture
Taxable equivalent basis  ------------------------  ------------  -------------
(Dollars in millions)        2000         1999      2000   1999   2000   1999
--------------------------------------------------------------------------------
Fee revenue:
 Fiduciary
  compensation..........       $1,070  $       860   $452   $432
 Foreign exchange
  trading...............          296          231
 Other..................          124          111     75     49         $   15
                          -----------  -----------  -----  -----         ------
  Total fee revenue.....        1,490        1,202    527    481             15
Net interest revenue....          631          493     73     35             73
                          -----------  -----------  -----  -----         ------
  Total revenue.........        2,121        1,695    600    516             88
Operating expense.......        1,531        1,252    460    420             38
                          -----------  -----------  -----  -----         ------
  Income before income
   taxes................  $       590  $       443   $140  $  96         $   50
                          ===========  ===========  =====  =====         ======
Pretax margin...........           28%          26%    23%    19%            57%

Average assets
 (billions).............  $      59.8  $      49.9  $ 1.7  $ 1.4           $2.4

-------------------------------------------------------------------------------

  Services for Institutional Investors. Services for Institutional Investors includes accounting, custody, daily pricing, and information services. Customers around the world include mutual funds and other collective investment funds, corporate and public pension plans, corporations, investment managers, not-for-profit organizations, unions, and other holders of investment assets. Institutional investors are offered State Street services, including foreign exchange, cash management, securities lending, fund administration, recordkeeping, banking services, and deposit and short-term investment facilities. These services support institutional investors in developing and executing their strategies, enhancing their returns, and evaluating and managing risk. Revenue from this line of business comprised 78% of State Street's total revenue for the nine months ended September 30, 2000.

PART I. ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

  Total revenue for the nine months ended September 30, 2000, increased to $2.1 billion, up 25% from $1.7 billion reported for the first nine months of 1999. The increase in revenue primarily reflected expanding relationships with existing customers. Fee revenue was up $288 million, or 24%, due to growth in fiduciary compensation and foreign exchange trading revenue. Fiduciary compensation, up 24%, reflected revenue growth from accounting, custody, securities lending, U.S. pension plans and customers outside the United States. Foreign exchange trading revenue grew 28% from a year ago and reflects the number of customers doing business with State Street, the volume of cross-border transactions and currency volatility. Volatility within the currency markets most-traded by State Street and trading volumes are higher, year over year. Net interest revenue, up 27%, reflected balance sheet growth from the increased use of securities sold under repurchase agreements and non-U.S. deposits by institutional investors.

  Operating expenses for the nine months ended September 30, 2000 were $1.5 billion, 22% higher than a year ago, due to higher performance-based compensation, higher transaction processing expenses reflecting increased business volumes, and investments for new products, efficiency initiatives and global expansion. Income before income taxes was $590 million, an increase of $147 million, or 33%, from 1999.

  Investment Management. State Street manages financial assets worldwide for both institutions and individuals and provides related services, including participant services for defined contribution and other employee benefit programs, and brokerage services. Investment management offers a broad array of services, including passive and active equity, money market, and fixed income strategies. Revenue from this line of business comprised 22% of State Street's total revenue for the nine months ended September 30, 2000.

  Revenue for the nine months ended September 30, 2000 increased to $600 million, up $84 million, or 16%, from $516 million reported for the first nine months of 1999. Fiduciary compensation for the first nine months of 2000 grew 5%, to $452 million. Adjusted for CitiStreet, growth in fiduciary compensation was up 29% due to growth across all services, primarily investment management for institutional investors, reflecting new business and expanding relationships with existing customers, including customers' use of fixed income strategies. Revenue was also driven by strong performance in the equity brokerage business.

  Operating expenses of $460 million increased $40 million, or 10%, for the first nine months of 2000, reflecting higher performance-based compensation, higher transaction processing expenses due to increased business volumes, and reinvestments for new products, efficiency initiatives and global expansion. The growth in expense was partially offset by the transfer of 1,400 employees to CitiStreet in April. Income before income taxes for the first nine months of 2000 was $140 million, an increase of $44 million, or 46%, from the first nine months of 1999.

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

Joint Venture

  In April 2000, State Street and Citigroup completed the formation of CitiStreet. This transaction reduced total revenue in the third quarter of 2000, and reduced expenses by a slightly lesser amount relative to the three months ended September 30, 1999.

PART I. ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

Liquidity and Capital

  Liquidity. The primary objective of State Street's liquidity management is to ensure that the Corporation has sufficient funds to meet its commitments and business needs, and to accommodate the transaction and cash management requirements of its customers. Liquidity is provided by State Street's access to global debt markets, its ability to gather additional deposits from its customers, maturing short-term assets, the sale of securities and payment of loans. Customer deposits and other funds provide a multi-currency, geographically diverse source of liquidity. State Street maintains a large portfolio of liquid assets. As of September 30, 2000, the Corporation's liquid assets were 85% of total assets.

  On April 11, 2000, State Street filed a universal shelf registration statement that allows for the offering and sale of unsecured debt securities, capital securities, common stock, depositary shares and preferred stock, and warrants to purchase such securities, including any shares into which the preferred stock or depositary shares may be convertible. On June 15, 2000, State Street issued $300 million in subordinated notes due 2010. The subordinated notes have a fixed interest rate of 7.65%, are not secured, and rank junior to State Street's senior indebtedness and its other financial obligations.

  Capital. State Street's objective is to maintain a strong capital base in order to provide financial flexibility for its business needs, including funding corporate growth and customers' cash management needs. As a state-chartered bank and member of the Federal Reserve System, State Street Bank, State Street's principal subsidiary, is regulated by the Federal Reserve Board, which has established guidelines for minimum capital ratios. State Street has developed internal capital adequacy policies to ensure that State Street Bank meets or exceeds the level required for the "well capitalized" category, the highest of the Federal Reserve Board's five capital categories. State Street's capital management emphasizes risk exposure rather than asset levels. At September 30, 2000, State Street Bank's Tier 1 risk-based capital ratio was 13.0% and the Corporation's Tier 1 risk-based capital ratio was 14.1%. Both significantly exceed the regulatory minimum of 4%. See Note H to the Consolidated Financial Statements for further information.

  State Street's Board of Directors has authorized the purchase of 16 million shares of State Street common stock for use in employee benefit programs and for general corporate purposes. State Street purchased 602,000 shares in the first nine months of 2000 as part of the stock purchase program. As of September 30, 2000, an additional 2.4 million shares may be purchased under this authorization.

Trading Activities: Foreign Exchange and Interest Rate Sensitivity

  As part of its trading activities, the Corporation assumes positions in both the foreign exchange and interest rate markets by buying and selling cash instruments and using financial derivatives, including forward foreign exchange contracts, foreign exchange and interest rate options, and interest rate swaps. As of September 30, 2000, the notional amount of these derivative instruments was $161.5 billion, of which $152.1 billion was foreign exchange forward contracts. Long and short foreign exchange forward positions are closely matched to minimize currency and interest rate risk. All foreign exchange contracts are valued daily at current market rates.

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

Value at Risk for the nine months ended September 30,

--------------------------------------------------------------------------------
(Dollars in millions)                                    Average Maximum Minimum
--------------------------------------------------------------------------------
2000:
 Foreign exchange contracts.............................  $1.0    $2.1    $ .4
 Interest rate contracts................................   3.9     5.3     3.1
1999:
 Foreign exchange contracts.............................   1.7     4.0      .8
 Interest rate contracts................................    .2      .6

-------------------------------------------------------------------------------

  State Street compares actual daily profit and losses from trading activities to estimated one-day value at risk. During the first nine months of 2000, State Street did not experience any one-day trading loss in excess of its end of day value at risk estimate.

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

  State Street considers these to be financial goals, not projections or forward-looking statements. However, the discussion included in Management's Discussion and Analysis of Financial Condition and Results of Operations, and in other portions of this report on Form 10-Q, may contain statements that are considered "forward-looking statements" within the meaning of the federal securities laws. These statements may be identified by such forward-looking terminology as "expect," "look," "believe," "anticipate," "may," "will," or similar statements or variations of such terms. The Corporation's financial goals and such forward-looking statements involve certain risks and uncertainties, including the issues and factors listed below and factors further described in conjunction with the forward-looking information, which could cause actual results to differ materially.

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

  State Street provides services worldwide. Global and regional economic factors and changes or potential changes in laws and regulations affecting the Corporation's business, including volatile currencies, changes in monetary policy, and social and political instability, could affect results of operations.

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

  Gramm-Leach-Bliley Act of 1999. The Gramm-Leach-Bliley Act of 1999, enacted by the U.S. Congress, may cause changes in the competitive environment in which State Street operates. Such changes could include, among other things, broadening the scope of activities of significant competitors, or facilitating consolidation of competitors into larger, better capitalized companies, offering a wide array of financial services and products; and attracting large and well-capitalized financial services companies into activities not previously undertaken but competitive to the Corporation's traditional businesses. In addition, the Corporation's ability to engage in new activities may expose it to business risks with which it has less experience than it has with the business risks associated with its traditional businesses. Such changes and the ability of the Corporation to address and adapt to the regulatory and competitive challenges may affect future results of operations.

PART I. ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

  See information under the caption "Trading Activities: Foreign Exchange and Interest Rate Sensitivity" on page 19.

PART II -- Other Information

Item 6. Exhibits and reports on Form 8-K

  (a) Exhibit Index

 Exhibit
 Number                                                    Page of this Report
 -------                                                   -------------------
   12    Ratio of Earnings to Fixed Charges..............           25
   15    Letter regarding unaudited interim financial
         information.....................................           26
   27    Financial data schedule.........................           27

  (b) Current Reports on Form 8-K

  None

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          State Street Corporation

Date: November 9, 2000                            /s/ Ronald L. O'Kelley
                                          By: _________________________________
                                                    Ronald L. O'Kelley
                                                 Executive Vice President,
                                                         Treasurer
                                                and Chief Financial Officer

Date: November 9, 2000                           /s/ Frederick P. Baughman
                                          By: _________________________________
                                                   Frederick P. Baughman
                                             Senior Vice President, Controller
                                                            and
                                                 Chief Accounting Officer