Form 10-K405
period 2000-12-31
STATE STREET CORP
filed 2001-02-16
CIK 93751

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-K

         /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

       / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                           COMMISSION FILE NO. 0-5108

                            ------------------------

                            STATE STREET CORPORATION
             (Exact name of registrant as specified in its charter)

              MASSACHUSETTS                                   04-2456637
      (State or other jurisdiction               (I.R.S. Employer Identification No.)
            of incorporation)

           225 FRANKLIN STREET                                  02110
          BOSTON, MASSACHUSETTS                               (Zip Code)
 (Address of principal executive office)

                                  617-786-3000
              (Registrant's telephone number, including area code)

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

        (TITLE OF CLASS)                                  (NAME OF EACH EXCHANGE ON WHICH REGISTERED)
        ------------------------------------------------  ------------------------------------------------
        Common Stock, $1 par value                        Boston Stock Exchange
        Preferred share purchase rights                   New York Stock Exchange
                                                          Pacific Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the Registrant's Common Stock held by non-affiliates (persons other than directors and executive officers) of the registrant on January 31, 2001 was $18,166,012,516.

    The number of shares of the Registrant's Common Stock outstanding on January 31, 2001 was 161,803,146.

    Portions of the following document are incorporated into the Parts of this Report on Form 10-K indicated below: (1) The Registrant's definitive Proxy Statement for the 2001 Annual Meeting to be filed pursuant to Regulation 14A on or before April 30, 2001 (Part III).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            STATE STREET CORPORATION
                                FORM 10-K INDEX
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                                                           PAGE
                                                                          NUMBER
                                                                       -------------
PART I

Item 1   Business....................................................      1-14

Item 2   Properties..................................................       14

Item 3   Legal Proceedings...........................................       14

Item 4   Submission of Matters to a Vote of Security Holders.........       14

Item 4A  Executive Officers of the Registrant........................       15

PART II

         Market for Registrant's Common Equity and Related
Item 5   Stockholder Matters.........................................       16

Item 6   Selected Financial Data.....................................       16

         Management's Discussion and Analysis of Financial Condition
Item 7   and Results of Operations...................................       16

         Quantitative and Qualitative Disclosures about Market
Item 7A  Risk........................................................       16

Item 8   Financial Statements and Supplementary Data.................       16

         Changes in and Disagreements with Accountants on Accounting
Item 9   and Financial Disclosure....................................       16

PART III

Item 10  Directors and Executive Officers of the Registrant..........       17

Item 11  Executive Compensation......................................       17

         Security Ownership of Certain Beneficial Owners and
Item 12  Management..................................................       17

Item 13  Certain Relationships and Related Transactions..............       17

PART IV

         Exhibits, Financial Statement Schedules, and Reports on Form
Item 14  8-K.........................................................      18-22

Signatures...........................................................       23

Exhibits

                                     PART I

ITEM 1.  BUSINESS

    The business of State Street Corporation and its subsidiaries is further described in Part I, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

GENERAL DEVELOPMENT OF BUSINESS

    State Street Corporation ("State Street" or the "Corporation") is a financial holding company organized under the laws of the Commonwealth of Massachusetts. State Street provides a full range of products and services for sophisticated global investors.

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

    With $6.1 trillion of assets under custody and $711 billion of assets under management at year-end 2000, State Street is a leading specialist in meeting the needs of sophisticated global investors. Clients include mutual funds and other collective investment funds, corporate and public pension funds, investment managers, and others. For information as to non-U.S. activities, refer to Note W that appears in the Notes to Financial Statements in Part I, Item 8, "Financial Statements and Supplementary Data."

    Services are provided from 31 offices in the United States, and from offices in Australia, Belgium, Canada, Cayman Islands, Chile, Czech Republic, France, Germany, Ireland, Japan, Luxembourg, Netherlands, Netherlands Antilles, New Zealand, People's Republic of China, Russia, Singapore, South Korea, Switzerland, Taiwan, United Arab Emirates and the United Kingdom. State Street's executive offices are located at 225 Franklin Street, Boston, Massachusetts.

LINES OF BUSINESS

    State Street reports two lines of business: Investment Services and Investment Management. Historical operating results for the commercial banking business, sold in 1999, are discussed separately under the heading "Business Divestiture." In 2000, revenue from Investment Services comprised 79% of State Street's total revenue. Revenue from Investment Management comprised the remaining 21%. For additional information on State Street's lines of business, see Part I, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Lines of Business."

INVESTMENT SERVICES

    Investment Services includes accounting, administration, custody, daily pricing, operations outsourcing for investment managers, securities lending, foreign exchange, recordkeeping, deposit and short-term investment facilities, lease financing, and information services. These services support sophisticated investors in developing and executing their strategies, enhancing their returns, and evaluating and managing risk. Clients around the world include mutual funds and other collective investment funds, corporate and public pension plans, corporations, investment managers, not-for-profit organizations, unions, and other holders of investment assets. During 2000, State Street began providing an expanding array of operational outsourcing services to investment management clients. This enables State Street to provide global asset managers with a comprehensive suite of services, from trade order management through settlement.

    With $2.7 trillion of mutual fund assets under custody, State Street is the largest mutual fund custodian and accounting agent in the United States. State Street began providing mutual fund services in 1924. State Street provides custody services for 42% of registered U.S. mutual funds, and is distinct from other mutual fund service providers because clients make extensive use of a number of related services, including accounting, daily pricing and fund administration. The Corporation provides fund accounting and valuation services for more than four times the assets serviced by the next largest accounting service provider. State Street calculates 27% of the U.S. mutual fund prices that appear daily in the WALL STREET JOURNAL. Services such as fund accounting and administration, accounting for multiple classes of shares and master/feeder funds, and accounting for offshore funds and local funds in locations outside the United States contribute to Investment Services fee revenue. Shareholder services are provided through 50%-owned affiliates, Boston Financial Data Services, Inc. and European Financial Data Services Limited.

    State Street is committed to expanding globally by serving the worldwide needs of both its U.S. and non-U.S. domiciled clients. State Street provides global and U.S. custody and custody-related services for $651 billion in assets for clients outside the United States.

    State Street began servicing pension assets in 1974, and at December 31, 2000, had $2.8 trillion of pension, insurance and other investment pool assets under custody for U.S. clients. State Street provides trusteeship, custody, portfolio accounting, securities lending, information and other related services for retirement plans and other financial asset portfolios of corporations, public funds, investment managers, not-for-profit organizations, unions and others in the U.S. Services provided include performance and analytics, global reporting, compliance monitoring and other services that institutional clients require to meet their changing needs. Institutional clients make extensive use of many State Street products and services, including brokerage, foreign exchange, and investment management. State Street has a leading share of the market for servicing U.S. tax-exempt assets for corporate and public funds. Over the past five years, State Street's market share has grown from 22% to 26%. Additionally, State Street provides trust and valuation services for over 3,800 daily-priced, unitized defined contribution accounts, making State Street a market leader.

    State Street provides foreign exchange services to sophisticated global investors. These services include currency trading and research, risk management and electronic execution services. State Street is a securities lending agent providing collateral management and lending of securities issued in 28 countries, acting as agent between institutional investors and broker/dealers worldwide. State Street also provides repurchase agreements and deposit services for the short-term cash needs associated with clients' investment activities. Trading and arbitrage operations are conducted with government securities and other financial instruments.

INVESTMENT MANAGEMENT

    State Street provides an extensive range of investment management strategies, securities lending, specialized investment management advisory services and investment management and other financial services for corporations, public funds, high-net-worth individuals and other sophisticated investors. These services are offered through State Street Global Advisors-Registered Trademark- (SSgA-Registered Trademark-). SSgA is the sixth largest asset manager in the world and the largest manager of tax-exempt (primarily pension) assets in the United States. SSgA offers a broad array of investment strategies, including passive, enhanced and active management using quantitative and fundamental methods for both domestic and global equities and fixed income securities. Fees are based on the investment strategy, the amount of the investment and the client's total State Street relationship. During 2000, State Street continued to develop new products and distribution channels. State Street, which in 1993 helped develop exchange-traded funds with the American Stock Exchange, provides investment and trust services to approximately half of the exchange-traded fund assets worldwide. SSgA is a leading trustee and money manager for individuals. At year-end 2000, institutional and personal trust assets under management totaled $711 billion.

    SSgA has offices worldwide, including Boston and other cities throughout the United States, Brussels, Dubai, Hong Kong, London, Montpellier, Montreal, Moscow, Munich, Paris, Prague, Santiago, Seoul, Singapore, Sydney, Tokyo, Toronto and Zurich.

BUSINESS DIVESTITURE

    Business Divestiture includes historical operating results for the commercial banking business. On October 1, 1999, State Street sold this business, which consisted of a $2.4 billion loan portfolio, a $36 million allowance for loan losses and $1.1 billion in deposits. The historical revenue and expenses of this business include allocations of other items in accordance with existing methodologies for line of business presentation.

COMPETITION

    State Street operates in a highly competitive environment in all areas of its business on a worldwide basis. State Street faces competition from other deposit-taking institutions, investment management firms, private trustees, insurance companies, mutual funds, broker/dealers, investment banking firms, law firms, benefits consultants, leasing companies, and business service and software companies. As State Street expands globally, additional sources of competition are encountered.

    State Street believes there are certain key competitive considerations in these markets, specifically, for investment services: quality of service, efficiencies of scale, technological expertise, quality and scope of sales and marketing, and price; and for investment management: expertise, experience, the availability of related service offerings, and price.

    State Street's competitive success depends upon its ability to develop and market new and innovative services; to adopt or develop new technologies to bring new services to market in a timely fashion at competitive prices; and to continue and expand its relationships with existing and new clients.

EMPLOYEES

    At December 31, 2000, State Street had 17,604 employees, of whom 17,022 were full-time.

REGULATION AND SUPERVISION

    GENERAL. State Street is registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the "Act"). The Act, with certain exceptions, limits the activities that may be engaged in by State Street and its nonbank subsidiaries, which includes nonbank companies for which State Street owns or controls more than 5% of a class of voting shares, to those which are deemed by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Federal Reserve Board may order a bank holding company to terminate any activity or its ownership or control of a nonbank subsidiary if the Federal Reserve Board finds that such activity or ownership or control constitutes a serious risk to the financial safety, soundness or stability of a subsidiary bank and is inconsistent with sound banking principles or statutory purposes. In the opinion of management, all of State Street's present subsidiaries are within the statutory standard or are otherwise permissible. The Act also requires a bank holding company to obtain prior approval of the Federal Reserve Board before it may acquire substantially all the assets of any bank or ownership or control of more than 5% of the voting shares of any bank.

    In 1999, major financial services modernization legislation, known as the "Gramm-Leach-Bliley Act of 1999", ("GLBA"), became law. GLBA reduces to some extent the restrictions on activities of certain bank holding companies, such as State Street, which qualify as financial holding companies. GLBA also lifts the Glass-Steagall Act prohibitions on banks associating with, or having management interlocks with, business organizations engaged in securities activities. The repeal of the Glass-Steagall Act and the availability of new powers both were effective on or after March 12, 2000. State Street became a financial holding company on March 13, 2000. By electing to become a financial holding company, a bank holding company such as State Street, may acquire new powers not otherwise available to it. In order to qualify, each bank holding company's depository subsidiaries must be well capitalized and well managed, and must be meeting its Community Reinvestment Act obligations. Once qualified as a financial holding company, a bank holding company must continue to meet the applicable capital and management standards. Failure to maintain such standards may ultimately permit the Federal Reserve Board to take certain enforcement action against such company.

    Financial holding companies are permitted to engage in those activities that are determined by the Federal Reserve Board, working with the Secretary of the Treasury, to be financial in nature, incidental to an activity that is financial in nature, or complementary to a financial activity and that does not pose a safety and soundness risk. GLBA defines certain activities as financial in nature, including, but not limited to, the following: providing financial or investment advice; underwriting; dealing in or making markets in securities; merchant banking, subject to significant limitations; and any activities previously found by the Federal Reserve Board to be closely related to banking. A company that is predominantly engaged in financial activities but is not a bank holding company may, if it becomes a bank holding company and thereby also a financial holding company, continue to engage in or retain a subsidiary engaging in those nonfinancial activities in which the company or its subsidiary was lawfully engaged on September 30, 1999, but it may not expand those grandfathered activities or initiate new nonfinancial activities. Such grandfathering is available for up to fifteen years from the date GLBA was enacted.

    GLBA also permits national and state banks (subject to capital, management, size, debt rating, and Community Reinvestment Act qualification factors) to have "financial subsidiaries" that are permitted to engage in financial activities not otherwise permissible. However, unlike financial holding companies, financial subsidiaries may not engage in insurance underwriting, developing or investing in real estate, merchant banking (for at least five years from the date GLBA was enacted) or insurance portfolio investing.

    CAPITAL ADEQUACY. Bank holding companies, such as State Street, are subject to Federal Reserve Board minimum risk-based capital and leverage ratio guidelines. At December 31, 2000, State Street's consolidated Tier 1 capital and total capital ratios were 14.5% and 15.6%, respectively. For further information as to the Corporation's capital position and capital adequacy, refer to Part I,
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Liquidity and Capital", and to Note K to the Notes to Consolidated Financial Statements included in Part I, Item 8, "Financial Statements and Supplementary Data."

    State Street Bank is subject to similar risk-based and leverage capital requirements. State Street Bank was in compliance with the applicable minimum capital requirements as of December 31, 2000. Failure to meet capital requirements could subject a bank to a variety of enforcement actions, including the termination of deposit insurance by the Federal Deposit Insurance Corporation (the "FDIC"), and to certain restrictions on its business, which are described further in this section.

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

    State Street's banking subsidiaries are subject to supervision and examination by various regulatory authorities. State Street Bank is a member of the Federal Reserve System and the FDIC and is subject to applicable federal and state banking laws and to supervision and examination by the Federal Reserve Bank of Boston, as well as by the Massachusetts Commissioner of Banks, the FDIC, and the regulatory authorities of those countries in which a branch of State Street Bank is located. Other subsidiary trust companies are subject to supervision and examination by the Office of the Comptroller of the Currency, other offices of the Federal Reserve System or by the appropriate state banking regulatory authorities of the states in which they are located. State Street's non-U.S. banking subsidiaries are subject to regulation by the regulatory authorities of the countries in which they are located. The capital of each of these banking subsidiaries is in excess of the minimum legal capital requirements as set by those authorities.

    State Street and its nonbank subsidiaries are affiliates of State Street Bank under the federal banking laws, which impose certain restrictions on transfers of funds in the form of loans, extensions of credit, investments or asset purchases by State Street Bank to State Street and its nonbank subsidiaries. Transfers of this kind to State Street and its nonbank subsidiaries by State Street Bank are limited to 10% of State Street Bank's capital and surplus with respect to each affiliate and to 20% in the aggregate, and are subject to certain collateral requirements. A bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or lease or sale of property or furnishing of services. Federal law also provides that certain transactions with affiliates must be on terms and under circumstances, including credit standards that are substantially the same, or at least as favorable to the institution as those prevailing at the time for comparable transactions involving other nonqualified companies or, in the absence of comparable transactions, on terms and under circumstances, including credit standards, that in good faith would be offered to, or would apply to, nonaffiliated companies. The Federal Reserve Board has jurisdiction to regulate the terms of certain debt issues of bank holding companies.

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

DIVIDENDS

    As a bank holding company, State Street is a legal entity separate and distinct from State Street Bank and its nonbank subsidiaries. The right of State Street to participate as a stockholder in any distribution of assets of State Street Bank upon its liquidation or reorganization or otherwise is subject to the prior claims by creditors of State Street Bank, including obligations for federal funds purchased and securities sold under repurchase agreements and deposit liabilities. Payment of dividends by State Street Bank is subject to provisions of the Massachusetts banking law which provides that dividends may be paid out of net profits provided (i) capital stock and surplus remain unimpaired, (ii) dividend and retirement fund requirements of any preferred stock have been met, (iii) surplus equals or exceeds capital stock, and
(iv) there are deducted from net profits any losses and bad debts, as defined, in excess of reserves specifically established therefore. Under the Federal Reserve Act, the approval of the Federal Reserve Board would be required if dividends declared by the Bank in any year would exceed the total of its net profits for that year combined with retained net profits for the preceding two years, less any required transfers to surplus. Under applicable federal and state law restrictions, at December 31, 2000, State Street Bank had $1.2 billion of retained earnings available for distribution to State Street in the form of dividends. Future dividend payments of the Bank and nonbank subsidiaries cannot be determined at this time.

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

FACTORS AFFECTING FUTURE RESULTS

    From time to time, information provided by State Street, statements made by its employees, or information included in its filings with the Securities and Exchange Commission (including this Form 10-K), may contain statements which are not historic facts (so-called "forward looking statements"), including statements about the Corporation's confidence and strategies and its expectation about revenues and market growth, new technologies, services and opportunities, and earnings. These statements may be identified by such forward looking terminology as "expect", "look", "believe", "anticipate", "may", "will", or similar statements or variations of such terms. These forward-looking statements involve certain risks and uncertainties, including the issues and factors listed below and factors further described in conjunction with the forward-looking information, which could cause actual results to differ materially. Factors that may cause such differences include, but are not limited to, the factors discussed in this section and elsewhere in this Form 10-K. Each of these factors, and others, are also discussed from time to time in the Corporation's other filings with the Securities and Exchange Commission, including its reports on Form 10-Q. The forward-looking statements contained in this Form 10-K speak only as of the time the statements were given, and the Corporation does not undertake to revise those forward-looking statements to reflect events after the date of this report.

    CROSS-BORDER INVESTING. Increases in cross-border investing by clients worldwide benefit State Street's revenue. Future revenue may increase or decrease depending upon the extent of increases or decreases in cross-border investments made by clients or future clients.

    SAVINGS RATE OF INDIVIDUALS. State Street benefits from the savings of individuals that are invested in mutual funds and other collective funds or in defined contribution plans. Changes in savings rates or investment styles may affect revenue.

    VALUE OF WORLDWIDE FINANCIAL MARKETS. As worldwide financial markets increase or decrease in value, State Street's opportunities to invest and service financial assets may change. Since a portion of the Corporation's fees are based on the value of assets under custody and management, fluctuations in worldwide securities market valuations will affect revenue.

    DYNAMICS OF MARKETS SERVED. Changes in markets served, including the growth rate of collective funds worldwide, the pace of debt issuance, outsourcing decisions, and mergers, acquisitions and consolidations among clients and competitors, can affect revenue. In general, State Street benefits from an increase in the volume of financial market transactions serviced.

    State Street provides services worldwide. Global and regional economic factors and changes or potential changes in laws and regulations affecting the Corporation's business, including volatile currencies, changes in monetary policy, and social and political instability, could affect results of operations.

    INTEREST RATES. Market interest rate levels, the shape of the yield curve and the direction of interest rate changes affect net interest revenue, as well as securities lending revenue recorded in servicing and management fees. All else being equal, in the short term, State Street's net interest revenue benefits from falling interest rates and is negatively affected by rising rates because interest-bearing liabilities reprice sooner than interest-earning assets. In general, sustained lower interest rates have a constraining effect on the net interest revenue growth rate.

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

    PACE OF NEW BUSINESS. The pace at which existing and new clients use additional services and assign additional assets to State Street for management or custody will affect future results of operations.

    BUSINESS MIX. Changes in business mix, including the mix of U.S. and non-U.S. business may affect future results of operations.

    RATE OF TECHNOLOGICAL CHANGE. Technological change creates opportunities for product differentiation and reduced costs, as well as the possibility of increased expenses. Developments in the securities processing industry, including shortened settlement cycles and ultimately straight-through processing, will result in changes to existing procedures. Alternative delivery systems have emerged, including the widespread use of the internet. State Street's financial performance depends in part on its ability to develop and market new and innovative services and to adopt or develop new technologies that differentiate State Street's products or provide cost efficiencies.

    There are risks inherent in this process. These include rapid technological change in the industry, the Corporation's ability to access technical and other information from clients, and the significant and ongoing investments required to bring new services to market in a timely fashion at competitive prices. Further, there is risk that competitors may introduce services that could replace or provide lower-cost alternatives to State Street's services.

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

    GRAMM-LEACH-BLILEY ACT OF 1999. The Gramm-Leach-Bliley Act of 1999, enacted by the U.S. Congress, may cause changes in the competitive environment in which State Street operates. Such changes could include, among other things, broadening the scope of activities of significant competitors, or facilitating consolidation of competitors into larger, better-capitalized companies, offering a wide array of financial services and products; and attracting large and well-capitalized financial services companies into activities not previously undertaken but competitive to the Corporation's traditional businesses. In addition, the Corporation's ability to engage in new activities may expose it to business risks with which it has less experience than it has with the business risks associated with its traditional businesses. Such changes and the ability of the Corporation to address and adapt to the regulatory and competitive challenges, may affect future results of operations.

SELECTED STATISTICAL INFORMATION

    The following tables contain State Street's consolidated statistical information relating to, and should be read in conjunction with the financial information provided in Part I, Item 8, "Financial Statements and Supplementary Data"; Part I, Item 6, "Selected Financial Data"; and Part I, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST
  RATES AND INTEREST DIFFERENTIAL

    The average statements of condition and net interest revenue analysis for the years indicated are presented below.

                                              2000                           1999(1)                            1998
                                 ------------------------------   ------------------------------   ------------------------------
                                 AVERAGE               AVERAGE    AVERAGE               AVERAGE    AVERAGE               AVERAGE
                                 BALANCE    INTEREST     RATE     BALANCE    INTEREST     RATE     BALANCE    INTEREST     RATE
                                 --------   --------   --------   --------   --------   --------   --------   --------   --------
                                                            (DOLLARS IN MILLIONS; TAXABLE EQUIVALENT)
ASSETS
Interest-bearing deposits with
  banks (2)....................  $16,399    $   743       4.53%   $13,043     $  497      3.81%    $11,271     $  537      4.76%
Securities purchased under
  resale agreements and
  securities borrowed..........   18,531      1,159       6.26     15,663        786      5.02      12,876        691      5.37
Federal funds sold.............    1,186         75       6.30        652         32      4.95         762         42      5.46
Trading account assets.........    1,083         54       4.99        645         24      3.68         268         10      3.61
Investment securities:
    U.S. Treasury and federal
    agencies...................    8,308        520       6.26      7,230        399      5.51       5,337        313      5.88
    State and political
    subdivisions...............    1,932        133       6.91      1,691        102      6.05       1,729        105      6.08
    Other investments..........    4,954        324       6.54      3,780        222      5.89       2,816        170      6.03
Loans(3):
    U.S........................    3,318        175       5.28      4,650        271      5.83       4,549        271      5.97
    Non-U.S....................    2,126        138       6.48      2,135        144      6.73       1,798        138      7.67
                                 -------    -------               -------     ------               -------     ------
        Total Interest-Earning
        Assets.................   57,837      3,321       5.74     49,489      2,477      5.00      41,406      2,277      5.50
Cash and due from banks........    1,267                            1,244                              926
Allowance for loan losses......      (53)                             (81)                             (90)
Premises and equipment.........      718                              747                              633
Other assets...................    3,154                            2,696                            2,835
                                 -------                          -------                          -------
        Total Assets...........  $62,923                          $54,095                          $45,710
                                 =======                          =======                          =======
LIABILITIES AND STOCKHOLDERS'
  EQUITY
Interest-bearing deposits:
    Savings....................  $ 2,466        132       5.35    $ 2,656        103      3.89     $ 2,495        108      4.33
    Time.......................      313         21       6.75        522         26      4.93         140          7      5.18
    Non-U.S....................   24,615        859       3.48     20,098        583      2.90      16,294        542      3.33
Securities sold under
  repurchase agreements........   19,867      1,182       5.95     16,988        810      4.77      13,775        703      5.11
Federal funds purchased........      729         46       6.33        842         41      4.90         704         37      5.28
Other short-term borrowings....      673         40       6.04        508         23      4.62         619         29      4.66
Notes payable..................                                                                          4                 6.40
Long-term debt.................    1,080         82       7.62        922         70      7.63         867         66      7.62
                                 -------    -------               -------     ------               -------     ------
        Total Interest-Bearing
        Liabilities............   49,743      2,362       4.75     42,536      1,656      3.89      34,898      1,492      4.28
                                            -------                           ------                           ------
Non-interest bearing
  deposits.....................    7,198                            6,527                            6,254
Other liabilities..............    3,052                            2,553                            2,401
Stockholders' equity...........    2,930                            2,479                            2,157
                                 -------                          -------                          -------
        Total Liabilities and
        Stockholders' Equity...  $62,923                          $54,095                          $45,710
                                 =======                          =======                          =======
Net interest revenue...........             $   959                           $  821                           $  785
                                            =======                           ======                           ======
Excess of rate earned over rate
  paid.........................                            .99%                           1.11%                            1.22%
                                                       =======                            ====                             ====
Net Interest Margin(4).........                           1.66%                           1.66%                            1.90%
                                                       =======                            ====                             ====

------------------------------

(1) On October 1, 1999, State Street completed the sale of its commercial banking business. Average balances for 1999 include $1.7 billion of commercial, financial and real estate loans that were sold, and $822 million of interest- and noninterest-bearing deposits that were transferred as part of the sale.

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

                                                             2000 COMPARED TO 1999                  1999 COMPARED TO 1998
                                                      ------------------------------------   ------------------------------------
                                                      CHANGE IN   CHANGE IN   NET INCREASE   CHANGE IN   CHANGE IN   NET INCREASE
                                                       VOLUME       RATE       (DECREASE)     VOLUME       RATE       (DECREASE)
                                                      ---------   ---------   ------------   ---------   ---------   ------------
                                                                       (DOLLARS IN MILLIONS; TAXABLE EQUIVALENT)
Interest revenue related to:
Interest-bearing deposits with banks................    $128        $118          $246         $ 84        $(124)        $(40)
Securities purchased under resale agreements and
  securities borrowed...............................     144         229           373          150          (55)          95
Federal funds sold..................................      27          16            43           (7)          (3)         (10)
Trading account assets..............................      16          14            30           14                        14
Investment securities:
    U.S. Treasury and federal agencies..............      59          62           121          112          (27)          85
    State and political subdivisions................      14          17            31           (3)                       (3)
    Other investments...............................      69          33           102           58           (5)          53
Loans:
    U.S.............................................     (78)        (18)          (96)           6           (6)
    Non-U.S.........................................      (1)         (5)           (6)          26          (20)           6
                                                        ----        ----          ----         ----        -----         ----
        Total interest-earning assets...............     378         466           844          440         (240)         200
                                                        ----        ----          ----         ----        -----         ----
Interest expense related to:
Deposits:
    Savings.........................................      (7)         36            29            7          (12)          (5)
    Time                                                 (10)          5            (5)          20           (1)          19
    Non-U.S.........................................     131         145           276          127          (86)          41
Securities sold under repurchase agreements.........     137         235           372          166          (59)         107
Federal funds purchased.............................      (5)         10             5            7           (3)           4
Other short-term borrowings.........................       8           9            17           (6)                       (6)
Long-term debt......................................      12                        12            4                         4
                                                        ----        ----          ----         ----        -----         ----
        Total interest-bearing liabilities..........     266         440           706          325         (161)         164
                                                        ----        ----          ----         ----        -----         ----
        Net Interest Revenue........................    $112        $ 26          $138         $115        $ (79)        $ 36
                                                        ====        ====          ====         ====        =====         ====

INVESTMENT PORTFOLIO

    Investment securities consisted of the following at December 31:

                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                  (DOLLARS IN MILLIONS)
Held to Maturity (at amortized cost):
  U.S. Treasury and federal agencies........................  $ 1,272    $ 1,219     $1,177
  Other investments.........................................       48         48
                                                              -------    -------     ------
    Total...................................................  $ 1,320    $ 1,267     $1,177
                                                              =======    =======     ======
Available for Sale (at fair value):
  U.S. Treasury and federal agencies........................  $ 5,875    $ 6,865     $3,695
  State and political subdivisions..........................    1,680      1,877      1,612
  Asset-backed securities...................................    3,280      3,237      1,719
  Collateralized mortgage obligations.......................    1,009        831        726
  Other investments.........................................      576        626        808
                                                              -------    -------     ------
    Total...................................................  $12,420    $13,436     $8,560
                                                              =======    =======     ======

    The maturities of debt investment securities at December 31, 2000 and the weighted average yields (fully taxable-equivalent basis) were as follows:

                                                                                    YEARS
                                            -------------------------------------------------------------------------------------
                                                  UNDER 1               1 TO 5                6 TO 10               OVER 10
                                            -------------------   -------------------   -------------------   -------------------
                                             AMOUNT     YIELD      AMOUNT     YIELD      AMOUNT     YIELD      AMOUNT     YIELD
                                            --------   --------   --------   --------   --------   --------   --------   --------
                                                                            (DOLLARS IN MILLIONS)
Held to Maturity (at amortized cost):
    U.S. Treasury and federal agencies....   $  745      5.30%     $  527      6.78%
    Other investments.....................                             25      6.87       $ 23       6.87%
                                             ------                ------                 ----
        Total.............................   $  745                $  552                 $ 23
                                             ======                ======                 ====
Available for Sale (at fair value):
    U.S. Treasury and federal agencies....   $3,964      6.40%     $1,713      6.77%      $159       7.15%      $ 39       7.33%
    State and political subdivisions......      592      6.55       1,063      6.77         23       7.97          2       7.21
    Asset-backed securities...............    1,763      6.79       1,109      6.83        137       7.47        271       7.54
    Collateralized mortgage obligations...      564      7.09         400      7.10         16       7.21         29       7.56
    Other investments.....................      126      4.16         416      4.77         10       7.10          1       6.98
                                             ------                ------                 ----                  ----
        Total.............................   $7,009                $4,701                 $345                  $342
                                             ======                ======                 ====                  ====

LOAN PORTFOLIO

    U.S. and non-U.S. loans at December 31, and average loans outstanding for the years ended December 31, were as follows:

                                                                2000       1999       1998       1997       1996
                                                              --------   --------   --------   --------   --------
                                                                             (DOLLARS IN MILLIONS)
U.S.:
  Commercial and financial..................................   $2,570     $1,908     $4,306     $3,623     $3,022
  Lease financing...........................................      433        418        415        296        304
  Real estate...............................................                             90         74        118
                                                               ------     ------     ------     ------     ------
    Total U.S...............................................    3,003      2,326      4,811      3,993      3,444
                                                               ------     ------     ------     ------     ------
Non-U.S.:
  Commercial and industrial.................................      769        514        505        829        764
  Lease financing...........................................    1,364      1,124        917        669        415
  Banks and other financial institutions....................      119        311         60         59         78
  Other.....................................................       18         18         16         12         12
                                                               ------     ------     ------     ------     ------
    Total Non-U.S...........................................    2,270      1,967      1,498      1,569      1,269
                                                               ------     ------     ------     ------     ------
    Total loans.............................................   $5,273     $4,293     $6,309     $5,562     $4,713
                                                               ======     ======     ======     ======     ======
Average loans outstanding...................................   $5,444     $6,785     $6,347     $5,351     $4,513
                                                               ======     ======     ======     ======     ======

    Loan and lease maturities for selected loan categories at December 31, 2000 were as follows:

                                                                          YEARS
                                                              ------------------------------
                                                              UNDER 1     1 TO 5     OVER 5
                                                              --------   --------   --------
                                                                  (DOLLARS IN MILLIONS)
U.S.--Commercial and financial..............................   $2,064      $425      $   81
Non-U.S.....................................................      880         6       1,384

    The following table shows the classification of loans due after one year according to sensitivity to changes in interest rates:

                                                              (DOLLARS IN MILLIONS)
Loans and leases with predetermined interest rates..........          $1,416
Loans with floating or adjustable interest rates............             480
                                                                      ------
  Total.....................................................          $1,896
                                                                      ======

    Loans are evaluated on an individual basis to determine the appropriateness of renewing each loan. State Street does not have a general rollover policy. Deferred fees included in loans were $1 million for both years ended
December 31, 2000 and 1999. Unearned revenue included in leases was $1.0 billion and $692 million for non-U.S. leases, and $184 million and $207 million for U.S. leases, for the years ended December 31, 2000 and 1999, respectively.

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

    Non-accrual loans totaled $4 million, $9 million, $12 million, $2 million and $12 million as of December 31, 2000 through 1996, respectively. There were no non-accrual loans to non-U.S. clients in 2000, $5 million in 1999, none in 1998, less than $1 million in 1997 and $6 million in 1996.

    Past due loans totaled less than $1 million as of each year ended December 31, 2000 through 1996. There were no past due loans included in loans to non-U.S. clients in 2000, less than $1 million included in loans to non-U.S. clients in 1999, 1998 and 1997, and none in 1996.

    The interest revenue for 2000, which would have been recorded for the non-accrual loans is less than $1 million for U.S. and less than $1 million for non-U.S. loans. The interest revenue that was recorded prior to placing the loans on non-accrual was less than $1 million for U.S. and non-U.S. loans.

ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY

    The changes in the allowance for loan losses for the years ended December 31, were as follows:

                                                                2000       1999       1998       1997       1996
                                                              --------   --------   --------   --------   --------
                                                                             (DOLLARS IN MILLIONS)
Balance at beginning of year:
  U.S.......................................................    $ 33       $ 65       $ 68       $ 63      $  54
  Non-U.S...................................................      15         19         15         10          9
                                                                ----       ----       ----       ----      -----
      Total allowance for loan losses.......................      48         84         83         73         63
                                                                ----       ----       ----       ----      -----
Provision for loan losses:
  U.S.......................................................       7         10         13          6          7
  Non-U.S...................................................       2          4          4         10          1
                                                                ----       ----       ----       ----      -----
      Total provision for loan losses.......................       9         14         17         16          8
                                                                ----       ----       ----       ----      -----
Loan charge-offs:
  U.S.:
    Commercial and financial................................                  9         19          1          4
    Real estate.............................................                                        1
    Non-U.S.................................................       1          8                     6          1
                                                                ----       ----       ----       ----      -----
      Total loan charge-offs................................       1         17         19          8          5
                                                                ----       ----       ----       ----      -----
Recoveries:
  U.S.:
    Commercial and financial................................       1          3          2          1          3
    Real estate.............................................                             1                     3
    Non-U.S.................................................                             1          1          1
                                                                ----       ----       ----       ----      -----
      Total recoveries......................................       1          3          3          2          7
      Net loan charge-offs (recoveries).....................                 14         16          6         (2)
                                                                ----       ----       ----       ----      -----
      Transferred upon sale (1):
        U.S.................................................                 36
                                                                ----       ----       ----       ----      -----
      Balance at end of year:
        U.S.................................................      41         33         65         68         63
        Non-U.S.............................................      16         15         19         15         10
                                                                ----       ----       ----       ----      -----
      Total allowance for loan losses.......................    $ 57       $ 48       $ 84       $ 83      $  73
                                                                ====       ====       ====       ====      =====
Ratio of net charge-offs (recoveries) to average loans
  outstanding...............................................     .00%       .22%       .24%       .11%      (.02)%
                                                                ====       ====       ====       ====      =====

------------------------

(1) On October 1, 1999, State Street completed the sale of its commercial banking business, which included the transfer of $36 million of the allowance for loan loss.

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

    The provision for loan losses is a charge to earnings for the current period that is required to maintain the total allowance at a level considered adequate in relation to the level of risk in the loan portfolio. The provision for loan losses was $9 million, $14 million and $17 million in 2000, 1999 and 1998, respectively.

    At December 31, 2000, loans comprised 8% of State Street's assets. State Street's loan policies limit the size of individual loan exposures to reduce risk through diversification.

    For 2000, net charge-offs were less than $1 million versus net charge-offs of $14 million in 1999. Net charge-offs for 2000, as a percentage of average loans, were less than .01% compared to net charge-offs of .22% for 1999.

    At December 31, 2000, total non-performing assets were $15 million, a $6 million decrease from year-end 1999. Non-performing assets include $4 million and $9 million of non-accrual loans at year-end 2000 and 1999, respectively; $3 million and $4 million of other real estate owned in 2000 and 1999, respectively; and $8 million at year-end 2000 of a non-performing investment security.

    At December 31, 2000, the allowance for loan losses was $57 million, or 1.08% of total loans. This compares with an allowance of $48 million, or 1.12% of total loans a year ago. In 2000, the measures of credit quality continued to be satisfactory.

CROSS-BORDER OUTSTANDINGS

    Countries within which State Street has cross-border outstandings (primarily deposits and letters of credit to banks and other financial institutions) of at least 1% of its total assets at December 31, were as follows:

                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                  (DOLLARS IN MILLIONS)
Japan.......................................................  $ 3,475    $ 4,253     $2,790
United Kingdom..............................................    2,424      1,891        897
Germany.....................................................    2,191      2,502      1,610
Canada......................................................    2,178      1,547      1,053
France......................................................    1,126        702        874
Australia...................................................      910      1,095        812
Netherlands.................................................      941        987        874
Italy.......................................................                            666
                                                              -------    -------     ------
  Total outstanding.........................................  $13,245    $12,977     $9,576
                                                              =======    =======     ======

    There were no other individual countries with aggregate cross-border outstandings between .75% and 1% of total assets at December 31, 2000 and 1999, and $441 million (Belgium) at December 31, 1998.

DEPOSITS

    The average balance and rates paid on interest-bearing deposits for the years ended December 31, were as follows:

                                                                2000                  1999                  1998
                                                         -------------------   -------------------   -------------------
                                                         AVERAGE    AVERAGE    AVERAGE    AVERAGE    AVERAGE    AVERAGE
                                                         BALANCE      RATE     BALANCE      RATE     BALANCE      RATE
                                                         --------   --------   --------   --------   --------   --------
                                                                              (DOLLARS IN MILLIONS)
U.S.:
  Noninterest-bearing deposits.........................  $ 7,122               $ 6,453               $ 6,159
  Savings deposits.....................................    2,466       5.35%     2,656      3.89%      2,495      4.33%
  Time deposits........................................      313       6.75        522      4.93         140      5.18
                                                         -------               -------               -------
    Total U.S..........................................  $ 9,901               $ 9,631               $ 8,794
                                                         =======               =======               =======
Non-U.S.:
  Noninterest-bearing deposits.........................  $    76               $    74               $    95
  Interest-bearing deposits............................   24,615       3.48%    20,098      2.90%     16,294      3.33%
                                                         -------               -------               -------
    Total non-U.S......................................  $24,691               $20,172               $16,389
                                                         =======               =======               =======

    Included in noninterest-bearing deposits were non-U.S. deposits of $263 million at December 31, 2000, $35 million at December 31, 1999 and $83 million at December 31, 1998.

    Maturities of U.S. certificates of deposit of $100,000 or more at December 31, 2000 were as follows:

                                                              (DOLLARS IN MILLIONS)
3 months or less............................................           $65
3 to 6 months...............................................             7
6 to 12 months..............................................             4
Over 12 months..............................................             2
                                                                       ---
  Total.....................................................           $78
                                                                       ===

    At December 31, 2000, substantially all non-U.S. time deposit liabilities were in amounts of $100,000 or more.

RETURN ON EQUITY AND ASSETS AND CAPITAL RATIOS

    The return on equity, return on assets, dividend pay-out ratio, equity to assets ratio and capital ratios for reported results for the years ended December 31, were as follows:

                                                                    2000          1999          1998
                                                                  --------      --------      --------
Net income to:
  Average stockholders' equity..............................        20.3%         25.0%         20.2%
  Average total assets......................................         .95          1.14           .95
Dividends declared to net income............................        18.7          15.6          19.6
Average stockholders' equity to average assets..............         4.7           4.6           4.7

Risk-based capital ratios:
  Tier 1 capital............................................        14.5          14.7          14.1
  Total capital.............................................        15.6          14.7          14.4
Leverage Ratio..............................................         5.4           5.6           5.4

SHORT-TERM BORROWINGS

    The following table reflects the amounts outstanding and weighted average interest rates of the primary components of short-term borrowings as of and for the years ended December 31:

                                                                                               SECURITIES SOLD UNDER
                                                             FEDERAL FUNDS PURCHASED            REPURCHASE AGREEMENT
                                                          ------------------------------   ------------------------------
                                                            2000       1999       1998       2000       1999       1998
                                                          --------   --------   --------   --------   --------   --------
                                                                               (DOLLARS IN MILLIONS)
Balance at December 31..................................   $  955     $1,054     $  914    $21,351    $18,399    $12,563
Maximum outstanding at any month end....................    1,645      1,547      2,241     23,796     18,444     17,643
Average outstanding during the year.....................      729        842        704     19,867     16,988     13,775
Weighted average interest rate at end of year...........     6.30%      5.17%      4.78%      6.17%      5.03%      4.59%
Weighted average interest rate during the year..........     6.33       4.90       5.28       5.95       4.77       5.11

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

    The remaining offices and facilities of State Street and its subsidiaries are leased. As of December 31, 2000, the aggregate mortgages and lease payments, net of sublease revenue, payable within one year amounted to $129 million plus assessments for real estate tax, cleaning and operating expenses.

    For additional information relating to premises, see Note E to the Notes to the Consolidated Financial Statements included in Part I, Item 8, "Financial Statements and Supplementary Data."

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

NAME                               AGE      POSITION                                                      YEAR ELECTED
----                             --------   --------                                                      ------------
David A. Spina.................     58      Chairman and Chief Executive Officer                              2000
Ronald E. Logue................     55      Vice Chairman and Chief Operating Officer                         2000
Nicholas A. Lopardo............     54      Vice Chairman; Chairman and Chief Executive Officer of State      1997
                                            Street Global Advisors
John R. Towers.................     59      Vice Chairman and Chief Administrative Officer                    2000
Maureen Scannell Bateman.......     57      Executive Vice President and General Counsel                      1997
Ronald L. O'Kelley.............     55      Executive Vice President, Chief Financial Officer and             1995
                                            Treasurer

    All executive officers are elected by the Board of Directors. The Chairman and Treasurer have been elected to hold office until the next annual meeting of stockholders or until their respective successors are chosen and qualified. Other executive officers hold office at the discretion of the Board. There are no family relationships among any of the directors and executive officers of State Street. With the exception of Ms. Bateman, all of the executive officers have been officers of State Street for five years or more.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Information concerning the market prices of and dividends on State Street's common stock during the past two years appears in Part I, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Capital." There were 5,623 stockholders of record at December 31, 2000. State Street's common stock is listed on the New York Stock Exchange, ticker symbol: STT. State Street's common stock is also listed on the Boston and Pacific Stock Exchanges.

    Directors who are also employees of the Corporation or the Bank receive no compensation for serving as directors or as members of committees. Directors who are not employees of the Corporation or the Bank received an annual retainer of $40,000, payable at their election in shares of Common Stock of the Corporation or in cash, and an award of 424 shares of deferred stock payable when the director leaves the Board or retires, for services provided during the period April 2000 through March 2001. In 2000, all outside directors elected to receive their annual retainer in shares of Common Stock. The directors may elect to defer either 50% or 100% of all fees and compensation payable in either cash or stock during any calendar year pursuant to the Corporation's Deferred Compensation Plan for Directors. Three directors have elected to defer compensation. An aggregate of 5,338 shares were issued as retainers, and rights to receive an aggregate of 7,405 deferred shares were awarded, in 2000. Exemption from registration of the shares is claimed by the Corporation under
Section 4(2) of the Securities Act of 1933.

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

(DOLLARS IN MILLIONS, EXCEPT PER                              OPERATING(1)   REPORTED                                     5-YEAR
SHARE DATA; TAXABLE EQUIVALENT)                      2000         1999         1999       1998       1997       1996       CAGR
-------------------------------------------------  --------   ------------   --------   --------   --------   --------   --------
For the years ended December 31,
FEE REVENUE:
Servicing fees...................................  $  1,424     $ 1,170      $ 1,170    $ 1,024    $   861    $   711
Management fees..................................       582         600          600        480        391        307
Foreign exchange trading.........................       387         306          306        289        245        126
Other............................................       272         236          179        204        176        158
                                                   --------     -------      -------    -------    -------    -------
Total fee revenue................................     2,665       2,312        2,255      1,997      1,673      1,302       19%
Net interest revenue after provision for loan
  losses.........................................       950         807          807        768        669        580       16
Net gain on sale of the commercial banking
  business.......................................                                282
                                                   --------     -------      -------    -------    -------    -------
Total operating revenue..........................     3,615       3,119        3,344      2,765      2,342      1,882       18
Operating expenses...............................     2,644       2,336        2,336      2,068      1,734      1,398       18
                                                   --------     -------      -------    -------    -------    -------
Income before income taxes.......................       971         783        1,008        697        608        484       19
Income taxes.....................................       311         254          349        221        184        154
Taxable equivalent adjustment....................        65          40           40         40         44         37
                                                   --------     -------      -------    -------    -------    -------
Net Income.......................................  $    595     $   489      $   619    $   436    $   380    $   293       19
                                                   ========     =======      =======    =======    =======    =======
EARNINGS PER SHARE:
Basic............................................  $   3.70     $  3.04      $  3.85    $  2.71    $  2.37    $  1.81       20
Diluted..........................................      3.63        2.99         3.78       2.66       2.32       1.78       20
Cash dividends declared per share................       .69         .60          .60        .52        .44        .38       15
Return on equity.................................      20.3%       19.7%        25.0%      20.2%      20.6%      18.1%
As of December 31,
Total assets.....................................  $ 69,298     $60,896      $60,896    $47,082    $37,975    $31,524
Long-term debt...................................     1,219         921          921        922        774        476
Stockholders' equity.............................     3,262       2,652        2,652      2,311      1,995      1,775
Closing price per share of common stock..........    124.21       73.06        73.06      70.13      58.19      32.31
Number of employees..............................    17,604      17,213       17,213     16,816     14,199     12,792

(1) Operating results, per share data and ratios for 1999 exclude special items for the gain on the sale of the commercial banking business of $282 million, net of exit and other associated costs, and a one-time charge for securities losses of $57 million related to the repositioning of the investment securities portfolio. These special items increased reported net income by $130 million, equal to $.81 basic and $.79 diluted earnings per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                          HIGHLIGHTS OF OUR 208TH YEAR

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA;
TAXABLE EQUIVALENT)                                             2000       1999(1)      CHANGE
--------------------------------------------                  --------   -----------   --------
Total Revenue...............................................   $3,615      $,3,119        16%
Net Income..................................................      595         489         22
Earnings Per Share:
Basic.......................................................     3.70        3.04         22
Diluted.....................................................     3.63        2.99         21
Cash Dividends Declared Per Share...........................      .69         .60         15
Return on Equity............................................     20.3%       19.7%

[THE FOLLOWING WAS REPRESENTED AS BAR CHARTS IN THE PRINTED MATERIAL.]
TOTAL REVENUE
  (DOLLARS IN MILLIONS)
1991  909 thru 2000  2,675  3,119(1)  3,615
DILUTED EARNINGS PER SHARE
    1991  0.91 thru 2000  2.66  2.99(1)  3.63
(1) Operating results, per share data and return on equity for 1999 exclude significant, non-recurring special items from the gain on the sale of the commercial banking business of $282 million, net of exit and other associated costs, and a one-time charge of $57 million on sales of securities related to the repositioning of the investment portfolio. For reported results, see Part I, Item 8, "Financial Statements and Supplementary Data."

TO OUR STOCKHOLDERS

    By every measure, 2000 was an outstanding year for State Street. Among our many achievements, we maintained our superlative record of long-term growth, turning in our 23rd consecutive year of double-digit growth in earnings per share. We met this goal by helping our clients succeed: understanding their investment strategies and the financial markets in which they operate, and drawing on our experience and industry-leading technology to deliver superior solutions to them.

    We enter 2001 committed to a long-term strategic plan that positions us to benefit from key industry and demographic trends. Our leadership position in domestic markets gives us an important competitive edge as we continue to build and expand relationships with U.S.-based investors. We are also making excellent progress in extending our leadership to global markets and in claiming our strong advantage in the quickly-evolving arena of e-business.

    FINANCIAL RESULTS Our primary financial goal is to achieve sustainable real growth in earnings per share. Earnings per share in 2000 increased 21% to $3.63 on a diluted basis, from operating earnings in 1999, bringing our 10-year compound annual growth rate to 17%.

    Revenue from all products increased 16% to $3.6 billion. Adjusted for the formation of CitiStreet early in the year, our joint venture with Citigroup, revenue was up 21%.

    In support of our earnings goal, we continue to differentiate ourselves by being one of a few public companies with a stated goal for revenue growth--and we have exceeded that goal with 14.0% real (inflation-adjusted), compound annual revenue growth from 1990 through 2000. Our target was to achieve real, compound annual revenue growth of 12.5%. We have reaffirmed that as one of our goals through the year 2010.

    Our supporting goal for long-term performance is to achieve 18% return on stockholders' equity. In 2000 we delivered ROE of 20.3%.

    At the close of 2000, our Board of Directors voted to authorize a two-for-one stock split in the form of a 100% stock dividend, subject to the approval of an increase in the authorized shares by stockholders at the annual meeting in April 2001. If the increase in authorized shares is approved, new shares will be distributed on May 30, 2001, to stockholders of record as of April 30, 2001.

    GLOBAL OPPORTUNITIES A number of long-term trends are creating important opportunities for State Street. One of these trends is a growing preference by investment managers to outsource activities that fall outside their core competencies. State Street's broad capabilities and leading market share give us a clear advantage in outsourcing services. In 2000, we announced several significant outsourcing wins, and expect to announce other relationships of similar magnitude over the next few years.

    Another important opportunity for State Street has emerged as governments and employers around the world--especially in Europe, Japan, and the United States--take steps to strengthen their retirement savings programs. These efforts will create pools of assets that must be managed and serviced, and State Street is well positioned to seize a significant share of this new business.

    A third opportunity is evolving for us as sophisticated investors begin to request more help in managing the complexity of today's investment environment. We are addressing this opportunity by developing investment and trading tools that simplify the investment process.

    STRATEGIC PRIORITIES Despite economic uncertainties that began to emerge during 2000, State Street's broad business base in the United States continues to offer us significant opportunities for further growth. As a result, leveraging our leading position in investment services and investment management remains a top strategic priority for 2001.

    In addition, we see enormous opportunity in markets around the world that are still developing and thus offer untapped growth potential. To seize this opportunity, we have made global expansion our second strategic priority. Our primary targets for growth are the United Kingdom (the U.K.), continental Europe, and Japan.

    A third strategic priority for State Street is to claim our advantage in e-business. We view e-business as a part of a profitable business model that will serve two purposes: (1) give our clients better access to State Street's offerings--leading to increased revenues, and (2) enable us to provide clients with better service at a reasonable cost. Investors who use our sophisticated electronic trading tools and platforms already view us as a world leader in e-business. We also have a strong presence on the web through a series of individual web-based information services. We are continuously developing new electronic tools and services that will help our clients achieve their investment goals.

    LEADERSHIP TRANSITION During his nine years at our helm, Marshall N. Carter established State Street as a world leader in financial services, with a highly competitive portfolio of investment products and services and the technological power and global reach to support virtually any client investment strategy.

    With his retirement at the end of last year, we are transitioning leadership of the corporation to a proven executive team. This team, which I lead, includes Ron Logue, Vice Chairman and Chief Operating Officer; Nick Lopardo, Vice Chairman and also Chairman and Chief Executive Officer of SSgA; and John Towers, Vice Chairman and Chief Administrative Officer.

    I am proud of what we have achieved in the past and am confident and excited about our prospects for the future. I would like to thank our employees and stockholders for their continued support. Together, we can look forward to bringing our company to a new level of strength and achievement as we move into the new century.

Sincerely,

/s/ David A. Spina

David A. Spina
CHAIRMAN AND CHIEF EXECUTIVE OFFICER

STATE STREET'S LEADERSHIP

    FOCUS, EXPERIENCE AND TECHNOLOGY ARE AT THE ROOT OF STATE STREET'S leadership in the complex and quickly-changing financial services industry today. These strengths provide a unique resource on which to draw as we work with our clients to help them achieve financial success. Making our clients successful is the way we grow our revenue--and the most important way in which we create value for our stockholders.

    FOCUS: State Street has deep relationships with many of the industry's most sophisticated investors. The diversity of these relationships requires us to have an unbiased, client-focused approach. We work collaboratively with our clients to create solutions that are truly the best choices for their business. Our flexibility and client focus are what attracted Merrill Lynch to us when they were looking for a partner to assume responsibility for pricing of their 227 mutual funds daily. It's why the Bank of Ireland and Chuo Mitsui Trust are working with State Street to bring index funds to their markets in Ireland and Japan.

    Our passion for helping our clients succeed engenders confidence and trust in our clients, and fosters pride and commitment in our employees.

    EXPERIENCE: State Street has been in business for over 200 years--a rich history that has given us an opportunity to develop expertise that is very valuable to our clients. We have been responsible for many "firsts" in our industry, including providing accounting services to the first mutual fund, established by Massachusetts Financial Services in 1924.

    Massachusetts Financial Services is still thriving today, and we are still servicing their funds--a testament to the effectiveness of our mutually-rewarding relationship and to the wisdom of our focus on achieving client success.

    Because we have played an important role in the financial services industry for so many years, we truly understand what our clients need today. As our clients strive to grow their companies globally, they are coming to us for more than investment management and asset servicing. They are also asking for help in understanding legal, regulatory, and operational issues in developing markets.

    TECHNOLOGY: State Street today is one of the world's leading users and developers of technology. We commit about 20% of our operating expense budget to technology and technologists, which has enabled us to attract and retain some of the best technology talent in any industry. COMPUTER WORLD magazine recently voted State Street one of the top 10 places to work in information technology.

    Our clients count on us to provide the technological firepower they need to invest successfully in today's challenging markets. Innovative information delivery systems such as State Street Global Link and In~Sight,(SM) and electronic trading platforms such as FX Connect,-Registered Trademark-Lattice,(SM) and Bond Connect-Registered Trademark- keep State Street and our clients on the leading edge.

    REPRESENTATIVE OUTSOURCING WINS In May of 2000, Pacific Investment Management Co. (PIMCO), a leading fixed-income manager with $190 billion in assets under management, chose State Street as its investment operations partner. Building on our long-term relationship with PIMCO, we now have full responsibility for all of the firm's middle/back office functions, including accounting and administration, investment manager performance reporting, risk management, and reconciliation with brokers and custodians.

    In October, Edinburgh-based Scottish Widows, the United Kingdom's second-largest fund manager, chose State Street to provide custody, accounting, trustee and investment administration services for its entire range of life, pension and investment products totaling $130 billion in assets. This win marks a significant milestone in the expansion of State Street's business outside the United States.

    INVESTMENT AND TRADING TOOLS  State Street Global
Advisors-Registered Trademark- (SSgA-Registered Trademark-) is a leader in the rapidly-growing market for exchange-traded funds (ETFs), which allows investors to trade diversified index funds like single stocks. SSgA currently manages and administers ETFs covering a wide range of sectors, including the StreetTracks-SM- family of funds, and we are developing ETFs in Europe, Australia, Singapore and other markets around the world.

    Professional investment managers want tools that streamline interactions with multiple global exchanges, alternative trading systems and internal crossing networks. State Street's Global Link-Registered Trademark- electronic delivery network creates order and simplicity for customers by serving as a single point of contact for research and by routing trades to the appropriate trading channel or partner. Over 250 investment managers in 21 countries use State Street Global Link, and our client list is growing.

    GROWTH TARGETS The U.K. is very important to us because it's the third-largest investment market in the world (after the United States and Japan). State Street already has a strong and growing base of business in the U.K., and we intend to substantially increase our presence there within the next few years.

    Continental Europe is a growth target because of its large pool of savings, which only recently began moving from banks and other institutions into investment products. Pension reform and the introduction of new investment vehicles such as mutual funds and on-line brokerage will offer excellent opportunities for us.

    Japan is the world's second-largest pension market, a market that is expected to double over the next five years to exceed $4 trillion by 2005. Japanese investors are increasingly looking for new tools to control risk and maximize returns, and collective fund assets are growing.

FINANCIAL REVIEW

    This section provides management's discussion and analysis of State Street's consolidated results of operations for the three years ended December 31, 2000, and its financial condition at year-end 2000. It should be read in conjunction with the Consolidated Financial Statements and Supplemental Financial Data included in Item 1, Part 8, "Financial Statements and Supplementary Data."

    State Street is a leading specialist in serving sophisticated investors worldwide. Among the services State Street provides clients are accounting, administration, custody, daily pricing, investment management, securities lending, foreign exchange, cash management, trading and information services.

RESULTS OF OPERATIONS

SUMMARY

    State Street Corporation exceeded its financial goals and recorded its 23rd consecutive year of double-digit earnings per share growth in 2000--an outstanding year.

    State Street reported 2000 earnings per share of $3.63, an increase of 21% over its 1999 operating earnings per share of $2.99. Net income was $595 million, up 22% from 1999 operating earnings of $489 million. On a taxable-equivalent basis, total revenue was $3.6 billion, an increase of 16% over 1999 operating revenue of $3.1 billion. Return on stockholder's equity was 20.3%.

    State Street's 1999 reported earnings per share were $3.78, its reported net income was $619 million, and its reported total revenue was $3.3 billion. Reported results for 1999 differ in that operating results exclude two special items recorded in the fourth quarter of that year: a gain of $1.00 per share on the sale of State Street's commercial banking business; and a charge of $.21 per share related to the repositioning of State Street's investment portfolio. These special items increased net income by $130 million and total revenue by $225 million.

    State Street's primary financial goal is to achieve sustainable, real (inflation-adjusted) growth in earnings per share. Over the last five years, diluted earnings per share increased at a 20% compound annual growth rate. State Street has two supporting financial goals, one for total revenue and one for return on stockholders' equity. Revenue increased at a 16% nominal compound annual growth rate from 1990 through 2000. This exceeds the long-term revenue goal of 12.5% inflation-adjusted growth from 1990 to 2010, equating to approximately a 15% compound annual revenue growth rate. Return on stockholders' equity for 2000 was 20.3%, exceeding State Street's long-term goal of 18%.

    Revenue growth is integral to State Street's consistent financial performance. In 2000, the Corporation increased its revenue by 16% over 1999. This increase was partially offset by the formation of CitiStreet on April 1, 2000, which reduced revenue for the remaining three quarters of the year, on an annualized basis, by approximately 6% and was slightly accretive to earnings. Adjusted for the formation of CitiStreet, the revenue growth would have been 21%. CitiStreet is a 50/50 joint venture designed to service employee benefit programs. State Street's contribution to the joint venture consisted of its retirement investment and total benefits outsourcing services. State Street records its 50% interest in CitiStreet using the equity method.

    State Street offers integrated solutions to meet client needs throughout the investment cycle and focuses on total client relationships. This results in high client retention, cross-selling opportunities and recurring revenue. Services are priced based on each client's business relationship. While revenue received is classified as either fee revenue or net interest revenue, management focuses on increasing total revenue. Servicing fees, management fees, foreign exchange trading revenue and net interest revenue all increased significantly during the year. This growth resulted both from increased business from existing clients' use of additional services and their intrinsic growth and from new clients initiating relationships.

    Underlying current revenue growth is State Street's ability to serve clients' expanding needs, arising in part from long-term, global trends: aging of the world's population, pressures on pay-as-you-go pension systems, increasing cross-border investing, the growing complexity of investment strategies, and global consolidation of the financial services industry. By continuing to invest in technology, integrated products and services that cover the entire investment process, and expansion into new markets, State Street is positioned to benefit from these trends.

    Expenses grew to support revenue growth. Operating expenses were $2.6 billion, an increase of 13% over 1999. Adjusted for the formation of CitiStreet, expenses grew 20%. While the majority of expense growth is directly attributable to growth in revenue, expenses increased for a number of projects critical to State Street's long-term growth. Costs were incurred to install major new clients and for major technology infrastructure projects such as decimalization, more rapid trade settlement and global straight-through processing.

    In 2000, State Street continued to successfully meet the challenges created by changing world equity and bond markets and the changing interest rate environment. State Street's outstanding performance in 2000, the major new business wins in key markets around the world, and the long-term trends driving demand for State Street's services bode well for State Street's long-term prospects. Management remains confident that execution of its strategic business plan will continue to create value for stockholders.

REVENUE
    State Street is one of the world's leading specialists in serving mutual funds and collective funds, pension plans, investment managers, and others. The Corporation provides investment management and sophisticated technology and information processing services to support financial strategies and transactions for sophisticated global investors. State Street has integrated its products and services to meet client needs throughout every phase of the investment cycle. This positions State Street to grow with its clients by providing additional products and services globally as client requirements expand. State Street's focus on total client relationships results in high client retention, cross-selling opportunities and recurring revenue. During 2000, clients continued to increase the number of State Street products they use. The Corporation's 1,000 largest clients used an average of 6.3 products in 2000, up from an average of 6.0 in 1999. The top 100 largest clients used an average of
10.7 products in 2000, up from an average of 10.5 in 1999. In 2000, total revenue grew 16% from 1999, to $3.6 billion.
    [The following tables were represented as bar charts in the printed material.]
DILUTED EARNINGS PER SHARE (DOLLARS)

        1996                   1997                   1998                   1999                   2000
---------------------  --------------------   --------------------   --------------------   --------------------
        1.78                   2.32                   2.66                 2.99(1)                  3.63

TOTAL REVENUE (DOLLARS IN MILLIONS, TAXABLE EQUIVALENT)

        1996                   1997                   1998                   1999                   2000
---------------------  --------------------   --------------------   --------------------   --------------------
        1,882                 2,341                  2,765                 3,119(1)                3,615

    State Street's primary financial goal is to achieve sustainable real (inflation-adjusted) growth in earnings per share. Over the last five years, operating earnings per diluted share increased at an 18% compound annual growth rate. State Street's two supporting financial goals are related to revenue growth and return on stockholders' equity. The long-term revenue goal requires 12.5% real growth, or approximately a 15% nominal compound annual growth rate from 1990 to 2000. Nominal revenue has increased at a 16% compound annual growth rate from 1990 through 1999. State Street has extended this revenue growth goal through 2010. Return on stockholders' equity for 1999 was 19.7%, exceeding State Street's goal of 18%.
    This was State Street's 22nd consecutive year of double-digit earnings per share growth. State Street's consistent financial performance demonstrates successful execution of its strategic plan to build value for its stockholders by continuing to invest in technology, integrated products and services which cover the entire investment process, and expansion into new markets.

FEE REVENUE

    Total fee revenue was $2.7 billion in 2000, compared to $2.3 billion in 1999, an increase of 15%. Adjusted for the formation of CitiStreet, total fee revenue increased 22% from 1999 to 2000.

    Growth in fee revenue is due to new business from existing clients purchasing additional services and their intrinsic growth and from new clients initiating relationships. In addition, growth is attributable to increases in foreign exchange trading and processing fee revenues.

    Servicing and management fees are a function of several factors, including the mix and volume of assets under custody and assets under management, securities positions held, and portfolio transactions, as well as types of products and services used by clients. If equity values worldwide were to increase or decrease by 10%, State Street estimates that this, by itself, would cause approximately a 2% change in State Street's total revenue, based on a 2000 study. If bond values were to change by 10%, State Street would anticipate a 1% change in its total revenue.

FEE REVENUE

                                                                                                CHANGE
(DOLLARS IN MILLIONS)                                           2000     1999(1)      1998      99-00
---------------------                                         --------   --------   --------   --------
Servicing fees..............................................  $ 1,424     $1,170     $1,024       22%
Management fees.............................................      582        600        480       (3)
Foreign exchange trading....................................      387        306        289       26
Processing fees.............................................      240        209        177       15
Other.......................................................       32         27         27       21
                                                              -------     ------     ------
TOTAL FEE REVENUE...........................................  $ 2,665     $2,312     $1,997       15
                                                              =======     ======     ======

------------------------

(1) 1999 results exclude special items

SERVICING FEES

    In 2000, servicing fees were $1.4 billion, up 22% from 1999. Servicing fees increasingly reflect clients' use of multiple services, including U.S. and offshore mutual funds, accounting, administration, custody, daily pricing, securities lending, performance and analytics, compliance monitoring, and operations outsourcing for investment managers. State Street's clients use other complementary services that are recorded in other revenue categories, such as foreign exchange trading revenue and net interest revenue.

    MUTUAL FUNDS AND COLLECTIVE FUNDS Servicing fees include fee revenue from U.S. mutual funds, collective funds worldwide, non-U.S. retirement plans and other non-U.S. investment pools, for which State Street provides custody, portfolio accounting, fund accounting and administration, daily pricing, securities lending, and trusteeship services and other related services.

    State Street is the largest mutual fund custodian and accounting agent in the United States. State Street provides custody services for 42% of registered U.S. mutual funds, and is distinct from other mutual fund service providers because clients make extensive use of a number of related services, including accounting, daily pricing and fund administration. The Corporation provides fund accounting and valuation services for more than four times the assets serviced by the next largest accounting service provider. State Street calculates 27% of the U.S. mutual fund prices that appear daily in THE WALL STREET JOURNAL. Services such as fund accounting and administration, accounting for multiple classes of shares and master/feeder funds, and accounting for offshore funds and local funds in locations outside the United States contribute to servicing fees. Shareholder services are provided through 50%-owned affiliates, Boston Financial Data Services, Inc. and European Financial Data Services Limited.

    In 2000, revenue growth from servicing U.S. mutual funds was primarily due to new business, from both expanding relationships with existing clients and new clients. A long-term revenue driver is the number of mutual funds the Corporation services. In 2000, the total number of funds State Street serviced increased by 396, or 10%, to 4,339. There were 867 new funds serviced, 809 from existing clients and 58 from new clients, partially offset by 471 funds no longer serviced due primarily to fund liquidations and consolidations.

    [The following table was represented as a bar chart in the printed material.]

MUTUAL FUNDS SERVICED

        1996                   1997                   1998                   1999                   2000
---------------------  --------------------   --------------------   --------------------   --------------------
        2,974                 3,321                  3,661                  3,943                  4,339

    In August 2000, Merrill Lynch selected State Street to assume all fund accounting and daily pricing responsibility for its $200 billion in U.S. retail mutual funds beginning in January 2001. In connection with the transfer, approximately 300 former Merrill Lynch employees joined State Street in offices located in Princeton, N.J. In December 2000, Liberty Financial Companies appointed State Street as the provider of fund accounting, daily pricing and financial reporting for all of its fund management companies, comprising of 141 portfolios with a total asset value of approximately $39 billion.

    State Street is committed to expanding globally by serving the worldwide needs of both its U.S. and non-U.S. domiciled clients. Growth in servicing fees in the United Kingdom, Europe, Asia/Pacific, and Canada was strong in 2000. Growth in revenue in Europe was attributable to new business from new clients, including revenue from previously announced acquisitions and alliances, and increased fees based on transaction volumes. Growth in servicing fees in Asia/Pacific was from additional funds and growth in assets of existing clients.

    During 2000, State Street expanded the array of services it provides investment managers. Investment management operations outsourcing enables State Street to provide global asset managers with a comprehensive suite of services, from trade order management through settlement. Services include assuming securities trade order processing, custodian communications for settlements, accounting systems, networks and information technology development. In
May 2000, Pacific Investment Management Co. ("PIMCO") selected State Street to provide an expanded array of investment manager operations services at its Newport Beach, CA location. PIMCO manages approximately $190 billion in investments. These services commenced in August 2000. In October 2000, Scottish Widows Group appointed State Street, beginning in 2001, to provide custody, trustee and investment administration services for its entire range of life, pensions and investment products, totaling approximately $130 billion in assets.

    U.S. PENSION, INSURANCE AND OTHER INVESTMENT POOLS State Street provides trusteeship, custody, portfolio accounting, securities lending, information and other related services for retirement plans and other financial asset portfolios of corporations, public funds, investment managers, not-for-profit organizations, unions and others in the U.S. Services provided include performance and analytics, global reporting, compliance monitoring and other services that institutional clients require to meet their changing needs. Institutional clients make extensive use of many State Street products and services, including brokerage, foreign exchange, and investment management. In 2000, revenue growth was driven by a combination of factors, including business from new and existing clients, increased securities lending revenue, and the acquisition of an institutional trust and custody business in late 1999.

    State Street has a leading share of the market for servicing U.S. tax-exempt assets for corporate and public pension funds. Over the past five years, State Street's market share has grown from 22% to 26%. Additionally, State Street provides trust and valuation services for over 3,800 daily-priced, unitized defined contribution accounts, making State Street a market leader.

ASSETS UNDER CUSTODY AS OF DECEMBER 31,

                                                                                                              1-YEAR     5-YEAR
(DOLLARS IN BILLIONS)                                   2000       1999       1998       1997       1996       AGR        CAGR
---------------------                                 --------   --------   --------   --------   --------   --------   --------
CLIENTS IN THE U.S.:
Mutual funds........................................  $ 2,664     $2,769     $2,144     $1,705     $1,281       (4)%       22%
Pensions, insurance and other
investment pools....................................    2,803      2,669      2,306      1,932      1,459        5         20
Clients outside the U.S.............................      651        514        362        266        202       27         34
                                                      -------     ------     ------     ------     ------
TOTAL...............................................  $ 6,118     $5,952     $4,812     $3,903     $2,942        3         22
                                                      =======     ======     ======     ======     ======

    ASSETS UNDER CUSTODY At year-end 2000, total assets under custody were $6.1 trillion, up $166 billion, or 3%, from 1999. Approximately 54% of these assets were equities, 28% were fixed income instruments, and 18% were short-term instruments. Non-U.S. securities comprised 14% of total assets under custody, with emerging markets securities comprising less than 1%.
    [The following table was represented as a bar chart in the printed material.]

ASSETS UNDER CUSTODY FOR NON-U.S. CUSTOMERS
  DOLLARS IN BILLIONS

        1996                   1997                   1998                   1999                   2000
---------------------  --------------------   --------------------   --------------------   --------------------
         202                   266                    362                    514                    651

    The value of assets under custody is a broad measure of the relative size of various markets served. Market value changes, as measured by one-day year-end indices, had a significant impact on the value of year-end assets under custody. At December 31, 2000, the S&P 500 index was down 10% from year-end 1999, the NASDAQ index, down 39%, the MSCI EAFE index, down 15%, and the Lehman Bond index, up 12%. As noted earlier, changes in the value of assets under custody do not result in proportional changes in revenue. This is due to the many services that are priced on factors other than asset size, including the mix of assets under custody, securities positions held, portfolio transactions, types of products and services, and State Street's relationship pricing for clients who use multiple services.

MANAGEMENT FEES

    In 2000, management fees were $582 million, down 3% from 1999; however, adjusted for the formation of CitiStreet, these fees increased 22% from 1999 to 2000. State Street provides an extensive range of investment management strategies, securities lending, specialized investment management advisory services, and investment management and other financial services for corporations, public funds, high-net-worth individuals, and other sophisticated investors. These services are offered through State Street Global Advisors-Registered Trademark- (SSgA-Registered Trademark-). SSgA is the sixth largest asset manager in the world and the largest manager of tax-exempt (primarily pension) assets in the United States.

    SSgA offers a broad array of investment strategies, including passive, enhanced and active management using quantitative and fundamental methods for both domestic and global equities and fixed income securities. Fees are based on the investment strategy, the amount of the investment, and the client's total State Street relationship. During 2000, State Street continued to develop new products and distribution channels. As an example, State Street, which helped develop exchange-traded funds with the American Stock Exchange, provides investment and trust services for approximately half of exchange-traded fund assets worldwide. In addition, State Street announced the formation of Schoolhouse Capital, LLC in November 2000. Schoolhouse Capital, LLC provides asset management and administration services for Section 529 college savings plans.

    In 2000, the increase in management fees, adjusted for the formation of CitiStreet, reflected strong sales growth partially offset by the decline in global equity markets during the latter half of the year. Sales growth was primarily from clients installed in 2000, and the full-year impact of clients installed late in 1999. Growth was also attributable to increases in the value of assets of existing clients in the first part of the year. Non-U.S. management fees increased significantly, reflecting new business in State Street's Tokyo, London and Sydney locations. Revenue growth reflected increased use of U.S. passive and active equity strategies and fixed income strategies, including short-term investments, and securities lending. In addition, revenue growth reflected fees from private asset management for high-net-worth individuals.

    While certain management fees are directly determined by the value of assets under management and the investment strategy employed, management fees reflect other factors as well, including State Street's relationship pricing for clients who use multiple services, performance-related fees and revenues from securities lending.

ASSETS UNDER MANAGEMENT AS OF DECEMBER 31,

                                                                                                               1-YEAR     5-YEAR
(DOLLARS IN BILLIONS)                                    2000       1999       1998       1997       1996       AGR        CAGR
---------------------                                  --------   --------   --------   --------   --------   --------   --------
Equities:
Passive..............................................   $ 365       $366       $237       $168     11$9...                  34%
Active...............................................      44         42         34         26         20         5%        20
Employer securities..................................      75         76         59         51         39        (1)        17
Fixed income.........................................      44         39         32         28         24        13         18
Money market.........................................     183        144        123        117         90        27         20
                                                        -----       ----       ----       ----       ----
TOTAL................................................   $ 711       $667       $485       $390       $292         7         26
                                                        =====       ====       ====       ====       ====

    ASSETS UNDER MANAGEMENT At year-end 2000, assets under management had increased $44 billion to $711 billion, or 7%, from year-end 1999. Non-U.S. securities comprised 22% of total securities, with emerging markets securities comprising 1%.
    [The following table was represented as a bar chart in the printed material.]

ASSETS UNDER MANAGEMENT
  DOLLARS IN BILLIONS

        1996                   1997                   1998                   1999                   2000
---------------------  --------------------   --------------------   --------------------   --------------------
         292                   390                    485                    667                    711

    The value of assets under management is a broad measure of the relative size of various markets served. Market value changes, as measured by one-day year-end indices, had a significant impact on the value of year-end assets under management. At December 31, 2000, the S&P 500 index was down 10% from year-end 1999, the NASDAQ index, down 39%, the MSCI EAFE index, down 15%, and the Lehman Bond index, up 12%.

FOREIGN EXCHANGE TRADING

    In 2000, foreign exchange trading revenue increased 26%, to $387 million. Foreign exchange trading revenue is influenced by three principal factors: the volume of foreign exchange transactions, currency volatility and the number of clients doing business with State Street. In 2000, trading volumes were strong, both in the number and total U.S. dollar value of transactions, up 43% from 1999. The impact of volume growth was partially offset by decreased volatility in 2000. As measured by State Street's index of 43 currencies, volatility decreased 2% from 1999. State Street has increased its foreign exchange trading client base with State Street Global Link,-Registered Trademark- a sophisticated research and execution delivery network for investment managers. Global Link continues to attract new clients worldwide with information and advisory services, electronic trade execution, and trade confirmation and reporting capabilities. Global Link is now installed at over 250 investment managers in 21 countries.

    Development of a comprehensive range of foreign exchange services to meet the needs of institutional investors helped State Street earn the number four ranking for "Best FX Service Overall" in the most recently conducted worldwide survey of global foreign exchange providers by GLOBAL INVESTOR magazine.

PROCESSING FEES

    Processing fee revenue includes fees from brokerage services, software licensing and maintenance, loans, investment banking, and trade banking. Processing fee revenue of $240 million was up 15% from 1999, primarily due to growth in brokerage services. Brokerage services revenue was $95 million, up $28 million, or 42%, from 1999. Brokerage services include portfolio transition and rebalancing management, self-directed brokerage for 401(k) participants, commission recapture and electronic equity trading. Client portfolio transition and rebalancing management grew strongly in 2000.

OTHER FEE REVENUE

    Other fee revenue includes profits or losses from joint ventures, gains and losses on sales of investment securities, leased equipment and other assets, trading account profits and losses, and amortization of investments in tax-advantaged financings. Other fee revenue of $32 million in 2000 was up
$5 million, or 21%, from 1999, excluding special items recorded in 1999, driven by improvements in earnings from joint ventures and trading account profits.

NET INTEREST REVENUE

    In serving sophisticated global investors, State Street provides short-term funds management, deposit services and repurchase agreements for cash positions associated with clients' investment activities.

NET INTEREST REVENUE

                                                                                                CHANGE
(DOLLARS IN MILLIONS; TAXABLE EQUIVALENT)                       2000       1999       1998      99-00
-----------------------------------------                     --------   --------   --------   --------
Interest revenue............................................  $ 3,256     $2,437     $2,237
Taxable equivalent adjustment...............................       65         40         40
                                                              -------     ------     ------
 ............................................................    3,321      2,477      2,277
Interest expense............................................    2,362      1,656      1,492
                                                              -------     ------     ------
Net interest revenue........................................      959        821        785       17%
Provision for loan losses...................................        9         14         17
                                                              -------     ------     ------
Net interest revenue after provision for loan losses........  $   950     $  807     $  768       18
                                                              =======     ======     ======

    Net interest revenue on a fully taxable-equivalent basis was $959 million in 2000, compared to $821 million in 1999, an increase of 17%. The increase was achieved despite the impact of the sale of State Street's commercial banking business on October 1, 1999. The increase in net interest revenue of $138 million resulted from a larger average balance sheet from increased client investment activities, including a higher volume of noninterest-bearing deposits, and improved interest rate spreads.

    The average balance sheet for 2000 increased $8.8 billion over 1999 to accommodate increased client investment activity. As State Street continued to expand, installing new clients and benefiting from existing clients' growth and use of additional services, these clients, in conjunction with their worldwide investment activities, increased their level of deposits and securities sold under repurchase agreements.

    The provision for loan losses is the amount charged to earnings during the current period to maintain the allowance for loan losses at a level that management considers appropriate, relative to the level of risk in the loan portfolio and other extensions of credit. The provision for loan loss was $9 million in 2000, down from $14 million in 1999, reflecting, in part, the reduction in risk attributable to the October 1999 sale of the commercial banking business.

OPERATING EXPENSES

    Operating expenses were $2.6 billion in 2000, an increase of 13% from $2.3 billion in 1999. Adjusted for the formation of CitiStreet, expenses grew 20%. This 20% expense growth supports the 21% revenue growth, certain customized client service and technology requirements, and technology spending considered necessary to achieve long-term growth.

OPERATING EXPENSES

                                                                                                CHANGE
(DOLLARS IN MILLIONS)                                           2000       1999       1998      99-00
---------------------                                         --------   --------   --------   --------
Salaries and employee benefits..............................  $ 1,524     $1,313     $1,175       16%
Information systems and communications......................      305        287        241        6
Transaction processing services.............................      268        237        196       13
Occupancy...................................................      201        188        164        6
Other.......................................................      346        311        292       11
                                                              -------     ------     ------       --
TOTAL OPERATING EXPENSES....................................  $ 2,644     $2,336     $2,068       13
                                                              =======     ======     ======       ==

    Salaries and employee benefits expense totaled $1.5 billion. Adjusted for the formation of CitiStreet, these expenses were up 24%. The increase was due to growth in performance-based incentive compensation reflecting State Street's strong financial results for the year and the year-over-year growth in the Corporation's stock price, additional staff hired to support new business growth, and competitive salary increases reflecting the tight labor market.

    Information systems and communications expense totaled $305 million, up 6%. Adjusted for the formation of CitiStreet, these expenses were up 12%. The increase was due to continuing and expanded client service needs, primarily for the Investment Services line of business, and expansion of business capacity through information technology, including expenses related to processing and storage capacity. State Street achieved favorable processing efficiencies in its computer-operating environment in 2000.

    Transaction processing services expenses totaled $268 million, up 13%. Expenses included in this category are volume related and include external contract services, subcustodian fees, brokerage services and fees related to securities settlement. The increase is due primarily to fees that are associated with increased mutual fund shareholder activities and brokerage transaction expenses associated with the corresponding increase in brokerage revenue.

    Occupancy expense totaled $201 million, up 6%. The increase relates to expenses necessary to support State Street's global growth, and expenses incurred for leasehold improvements and other operational costs.

    Other expenses totaled $346 million, up 11%. These expenses include professional services, advertising and sales promotion, and internal operational expenses. The increase over prior year is primarily due to professional fees related to increased global client service, as well as preparation for mandated industry changes including decimalization of securities prices, more rapid trade settlement and adoption of global straight-through processing.

INCOME TAXES

    Income tax expense totaled $311 million in 2000, compared to $254 million in 1999, excluding special items. In 2000, the effective tax rate was 34.3%, compared to 34.1% in 1999, excluding the effect of special items.

ACQUISITIONS, ALLIANCES AND DIVESTITURES

    In executing its strategic plan, State Street may enter into business acquisitions and strategic alliances, and may divest nonstrategic operations. Acquisitions and strategic alliances enhance established capabilities by adding new products, services or technologies, expanding geographic reach, or selectively expanding market share. State Street continuously reviews and assesses various business opportunities related to this strategy. During 2000, State Street completed or announced several important acquisitions and alliances, including these highlighted below.

    In April 2000, State Street and Citigroup completed the formation of CitiStreet, a 50/50 joint venture to service employee benefit programs. State Street's contribution to the joint venture consisted of its retirement investment and total benefits outsourcing services.

    In June 2000, State Street formed an alliance with Industrial and Commercial Bank of China, China's largest and state-owned commercial bank, to provide investment management and administration services for China's first-ever open-end mutual funds.

    In August 2000, State Street announced its intention to form a joint venture investment advisory company in Japan with The Chuo Mitsui Trust and Banking
Co., Ltd. The new joint venture, headquartered in Tokyo, Japan, will be called Chuo Mitsui State Street Advisors Co., Ltd., and will act as an investment advisor specializing in passive investment strategies for Japan's pension market.

    In December 2000, State Street announced its intention to purchase a majority interest in Bel Air Investment Advisors, LLC, to enhance its investment management services to ultra high-net-worth individuals.

COMPARISON OF 1999 VERSUS 1998

    In 1999, diluted operating earnings per share increased 12%, to $2.99, from 1998. Total taxable-equivalent operating revenue increased 13% to $3.1 billion, and return on stockholders' equity was 19.7%, as compared to 20.2% in 1998. Operating results for 1999 exclude significant, non-recurring special items recorded in the fourth quarter: a gain of $282 million, or $1.00 per diluted share on the sale of State Street's commercial banking business; and a one-time charge, reported in other fee revenue, of $57 million, or $.21 per diluted share, on sales of securities relating to the repositioning of State Street's investment portfolio. Reported net income for 1999, which includes those special items, was $3.78 per diluted share, and total reported revenue for 1999 was $3.3 billion. Reported return on stockholders' equity was 25.0%.

    Total revenue grew in all services and was driven by new business worldwide, including existing clients' use of additional products and services and new relationships. Growth was offset slightly by the divestiture of the commercial banking business on October 1, 1999.

LINES OF BUSINESS

    State Street reports two lines of business: Investment Services and Investment Management. Historical operating results for the commercial banking business, sold in 1999, are presented separately under the caption Business Divestiture. Given the unique nature of State Street's services, the results of operations for these lines of business are not necessarily comparable with those of other companies.

    Revenue and expenses are directly charged or allocated to the lines of business through algorithm-based management information systems. State Street prices its products and services on total client relationships and other factors; therefore, revenues may not necessarily reflect market pricing on products within the business lines in the same way as they would for independent business entities. Assets and liabilities are allocated according to rules that support management's strategic and tactical goals. Capital is allocated based on risk-weighted assets employed and management's judgment. The capital allocations may not be representative of the capital that might be required if these lines of business were independent business entities.

    In the following table, certain previously reported line of business information has been reclassified to conform to the current method of presentation. The table excludes special items for 1999. See Note M to the Consolidated Financial Statements included in Part I, Item 8, "Financial Statements and Supplementary Data."

    The following is a summary of the lines of business and business divestiture operating results for the years ended December 31:

LINES OF BUSINESS

                                                                                                                   BUSINESS
                                                 INVESTMENT SERVICES             INVESTMENT MANAGEMENT             DIVESTURE
          (DOLLARS IN MILLIONS;             ------------------------------   ------------------------------   -------------------
           TAXABLE EQUIVALENT)                2000     1999(1)      1998       2000     1999(1)      1998     1999(1)      1998
------------------------------------------  --------   --------   --------   --------   --------   --------   --------   --------
Fee revenue:
Servicing fees............................  $ 1,424     $1,170     $1,024
Management fees...........................                                    $ 582       $600       $480
Foreign exchange trading..................      387        306        289
Other.....................................      176        153        155        96         68         34       $ 15       $ 15
                                            -------     ------     ------     -----       ----       ----       ----       ----
Total fee revenue.........................    1,987      1,629      1,468       678        668        514         15         15
Net interest revenue after
provision for loan losses.................      851        685        641        99         49         44         73         83
                                            -------     ------     ------     -----       ----       ----       ----       ----
Total revenue.............................    2,838      2,314      2,109       777        717        558         88         98
Operating expense.........................    2,047      1,702      1,559       597        596        461         38         48
                                            -------     ------     ------     -----       ----       ----       ----       ----
INCOME BEFORE
INCOME TAXES..............................  $   791     $  612     $  550     $ 180       $121       $ 97       $ 50       $ 50
                                            =======     ======     ======     =====       ====       ====       ====       ====
Pre-tax margin............................       28%        27%        26%       23%        17%        17%        57%        51%
Average assets (billions).................  $  61.2     $ 51.2     $ 42.8     $ 1.7       $1.1       $ .9       $1.8       $2.0

------------------------

(1) 1999 results exclude special items

INVESTMENT SERVICES

    Investment Services includes accounting, administration, custody, daily pricing, operations outsourcing for investment managers, securities lending, foreign exchange, recordkeeping, deposit and short-term investment facilities, lease financing, and information services. These services support sophisticated investors in developing and executing their strategies, enhancing their returns, and evaluating and managing risk. Clients around the world include mutual funds and other collective investment funds, corporate and public pension plans, corporations, investment managers, not-for-profit organizations, unions, and other holders of investment assets. During 2000, State Street began providing an expanding array of operational outsourcing services to investment management clients. This enables State Street to provide global asset managers with a comprehensive suite of services, from trade order management through settlement. Revenue from Investment Services comprised 79% of State Street's total revenue for 2000.

    Total revenue increased to $2.8 billion, up 23% from $2.3 billion in 1999. The $524 million increase in total revenue was driven by expanding relationships with clients who are growing and using more services, and the installation of new business.

    Fee revenue was up $358 million, or 22%, due to growth in servicing fees and foreign exchange trading revenue. Servicing fees, up 22%, reflected substantial revenue increases from accounting, custody and securities lending for both U.S. and non-U.S. clients. Foreign exchange trading revenue grew 26% from a year ago and reflects the volume of cross-border transactions and the number of clients doing business with State Street, offset slightly by a decrease in currency volatility.

    Net interest revenue, up 24%, reflected balance sheet growth from clients' increased use of securities sold under repurchase agreements and non-U.S. deposits. In 2000, client funds, including non-U.S. deposits, repurchase agreements and noninterest-bearing deposits, grew substantially.

    Operating expenses were $2.0 billion, 20% higher than in 1999, due to higher salaries, benefits and performance-based incentive compensation, higher transaction processing expenses reflecting increased business volumes, and investment spending incurred for new products, efficiency initiatives, global expansion and infrastructure projects such as more rapid trade settlement and global straight-through processing.

    In 2000, income before income taxes was $791 million, an increase of $179 million, or 29%, from 1999.

INVESTMENT MANAGEMENT

    State Street offers a broad array of services for managing financial assets worldwide for both institutions and individual investors. Services include passive and active equity, money market, and fixed income strategies, and brokerage and other related services.

    Total revenue increased 8%, to $777 million. Adjusted for the formation of Citistreet, total revenue was up 35%. Growth in Investment Management total revenue reflected new business and expanding relationships with existing clients. In addition, revenue growth was driven by strong performance in equity brokerage services, including client portfolio transition and rebalancing management.

    Operating expenses increased $1 million to $597 million. Adjusted for the formation of Citistreet, expenses were up 40%, reflecting higher salaries, benefits and performance-based incentive compensation, and higher transaction processing fees due to increased brokerage volumes.

    In 2000, income before income taxes was $180 million, an increase of $59 million, or 49%, from 1999. Pre-tax margins increased from 1999, primarily reflecting the impact of the formation of Citistreet.

BUSINESS DIVESTITURE

    Business divestiture includes historical operating results for the commercial banking business. On October 1, 1999, State Street sold this business, which consisted of a $2.4 billion loan portfolio, a $36 million allowance for loan losses and $1.1 billion in deposits. The historical revenue and expenses of this business include allocations of other items in accordance with existing methodologies for line of business presentation.

FINANCIAL GOALS AND FACTORS THAT MAY AFFECT THEM

    State Street's primary financial goal is sustainable real growth in earnings per share. The Corporation has two supporting goals, one for total revenue growth and one for return on common stockholders' equity (ROE). The long-term revenue goal is for a 12.5% real, or inflation-adjusted, compound annual growth rate of revenue from 1990 through 2010. At present, this equates to approximately a 15% nominal compound annual growth rate. The annual ROE goal is 18%.

    State Street considers these to be financial goals, not projections or forward-looking statements. However, the discussion in this Financial Review, and in other portions of this Annual Report, may contain statements that are considered "forward-looking statements" within the meaning of the federal securities laws. These statements may be identified by such forward-looking terminology as "expect," "look," "believe," "anticipate," "may," "will," or similar statements or variations of such terms. The Corporation's financial goals and such forward-looking statements involve certain risks and uncertainties, including the issues and factors listed below and factors further described in conjunction with the forward-looking information, which could cause actual results to differ materially. The following issues and factors should be carefully considered. The forward-looking statements contained in this Annual Report speak only as of the time the statements were given, and the Corporation does not undertake to revise those forward-looking statements to reflect events after the date of this report.

    Based on evaluation of the following factors, management is currently optimistic about the Corporation's long-term prospects.

    CROSS-BORDER INVESTING Increases in cross-border investing by clients worldwide benefit State Street's revenue. Future revenue may increase or decrease depending upon the extent of increases or decreases in cross-border investments made by clients or future clients.

    SAVINGS RATE OF INDIVIDUALS State Street benefits from the savings of individuals that are invested in mutual funds and other collective funds or in defined contribution plans. Changes in savings rates or investment styles may affect revenue.

    VALUE OF WORLDWIDE FINANCIAL MARKETS As worldwide financial markets increase or decrease in value, State Street's opportunities to invest and service financial assets may change. Since a portion of the Corporation's fees are based on the value of assets under custody and management, fluctuations in worldwide securities market valuations will affect revenue.

    DYNAMICS OF MARKETS SERVED Changes in markets served, including the growth rate of collective funds worldwide, the pace of debt issuance, outsourcing decisions, and mergers, acquisitions and consolidations among clients and competitors, can affect revenue. In general, State Street benefits from an increase in the volume of financial market transactions serviced.

    State Street provides services worldwide. Global and regional economic factors and changes or potential changes in laws and regulations affecting the Corporation's business, including volatile currencies, changes in monetary policy, and social and political instability, could affect results of operations.

    INTEREST RATES Market interest rate levels, the shape of the yield curve and the direction of interest rate changes affect net interest revenue as well as securities lending revenue recorded in servicing and management fees. All else being equal, in the short term, State Street's net interest revenue benefits from falling interest rates and is negatively affected by rising rates because interest-bearing liabilities reprice sooner than interest-earning assets. In general, sustained lower interest rates have a constraining effect on the net interest revenue growth rate.

    VOLATILITY OF CURRENCY MARKETS The degree of volatility in foreign exchange rates can affect the amount of foreign exchange trading revenue. In general, State Street benefits from currency volatility.

    PACE OF PENSION REFORM State Street expects to benefit from worldwide pension reform that creates additional pools of assets that use custody and related services, and investment management services. The pace of pension reform and resulting programs, including public and private pension schemes, may affect the pace of revenue growth.

    PRICING/COMPETITION Future prices the Corporation is able to obtain for its products may increase or decrease from current levels depending upon demand for its products, its competitors' activities and the introduction of new products into the marketplace.

    PACE OF NEW BUSINESS The pace at which existing and new clients use additional services and assign additional assets to State Street for management or custody will affect future results of operations.

    BUSINESS MIX Changes in business mix, including the mix of U.S. and non-U.S. business, may affect future results of operations.

    RATE OF TECHNOLOGICAL CHANGE Technological change creates opportunities for product differentiation and reduced costs, as well as the possibility of increased expenses. Developments in the securities processing industry, including shortened settlement cycles and ultimately straight-through-processing, will result in changes to existing procedures. Alternative delivery systems have emerged, including the widespread use of the Internet. State Street's financial performance depends in part on its ability to develop and market new and innovative services, and to adopt or develop new technologies that differentiate State Street's products or provide cost efficiencies.

    There are risks inherent in this process. These include rapid technological change in the industry, the Corporation's ability to access technical and other information from clients, and the significant and ongoing investments required to bring new services to market in a timely fashion at competitive prices. Further, there is risk that competitors may introduce services that could replace or provide lower-cost alternatives to State Street's services.

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

    ACQUISITIONS AND ALLIANCES Acquisitions of complementary businesses and technologies and development of strategic alliances are an active part of State Street's overall business strategy. The Corporation has completed several acquisitions and alliances in recent years. However, there can be no assurance that services, technologies, key personnel and businesses of acquired companies will be effectively assimilated into State Street's business or service offerings or that alliances will be successful.

    GRAMM-LEACH-BLILEY ACT OF 1999 The Gramm-Leach-Bliley Act of 1999, enacted by the U.S. Congress, may cause changes in the competitive environment in which State Street operates. Such changes could include, among other things, broadening the scope of activities of significant competitors, or facilitating consolidation of competitors into larger, better-capitalized companies, offering a wide array of financial services and products, and attracting large and well-capitalized financial services companies into activities not previously undertaken but competitive to the Corporation's traditional businesses. In addition, the Corporation's ability to engage in new activities may expose it to business risks with which it has less experience than it has with the business risks associated with its traditional businesses. Such changes and the ability of the Corporation to address and adapt to the regulatory and competitive challenges may affect future results of operations.

BALANCE SHEET

    State Street provides deposit and other balance sheet services to its institutional investor clients. In executing their worldwide cash management activities, State Street's clients use short-term investments and deposit accounts that comprise the majority of State Street's liabilities. State Street's client business mix results in a distinctive composition of its balance sheet, which affects the Corporation's approach to managing interest rate sensitivity, liquidity and credit risk.

LIABILITIES

    The growth in State Street's balance sheet is primarily driven by growth in liabilities from clients' activities. State Street uses its excess balance sheet capacity to support clients' transactions and short-term investment strategies. State Street's objectives and clients' needs determine the volume, mix and currencies of the liabilities.

    Average interest-bearing liabilities increased $7.2 billion, or 17%, in 2000. The most significant growth in liabilities occurred in non-U.S. time, call and transaction deposits, used by both non-U.S. and U.S. clients; and in securities sold under repurchase agreements, used primarily by mutual fund clients. Interest-bearing liabilities not denominated in U.S. dollars represent 27% of total interest-bearing liabilities. Non-U.S. deposits grew 22%, to $24.6 billion; 50% of this balance consists of transaction account balances, which pay lower interest rates than other interest-bearing sources of funds. Securities sold under repurchase agreements increased 17%, to an average of $19.9 billion for the year.

    Average noninterest-bearing deposits grew $672 million, or 10%. Clients use noninterest-bearing deposit accounts for transaction settlements and to compensate State Street for services.

                   Average Liabilities and Equity [PIE CHART]
Customer Funds with Interest 77.3%
Customer Funds without Interest 11.4%
Debt and Equity 6.4%

Other Noninterest-Bearing 4.9%

ASSETS

    State Street's assets consist primarily of short-term money market assets and investment securities, which are generally more marketable than other types of assets. Investment securities, principally classified as available-for-sale, primarily include U.S. Treasury and Agency securities, highly-rated municipal securities, asset-backed securities, and non-U.S. government bonds. Interest-bearing deposits with banks are short-term, multicurrency instruments invested with major multinational banks.
    Average interest-earning assets increased $8.3 billion, or 17%, in 2000. Securities purchased under resale agreements grew $2.9 billion, or 18%, from 1999, primarily from additional client funds. Total investment securities increased $2.5 billion, or 20%, from 1999. Interest-bearing deposits with banks increased 26% from 1999, to $16.4 billion. Loans decreased 20%, to $5.4 billion, primarily due to the 1999 sale of the commercial banking business. Average Assets
[PIE CHART]
Money Market and Investments 83.3%
Loans 8.6%
Other Assets 6.1%

Cash 2.0%

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The short duration of State Street's assets and liabilities results in the fair value of its financial instruments equating to or closely approximating their balance sheet value. For further discussion, see Note V to the Consolidated Financial Statements included in Part I, Item 8, "Financial Statements and Supplementary Data".

    Further quantitative information on State Street's assets and liabilities is furnished in the Supplemental Financial Data and Notes C-H to the Consolidated Financial Statements included in Part I, Item 8, "Financial Statements and Supplementary Data".

LIQUIDITY AND CAPITAL

LIQUIDITY

    The primary objective of State Street's liquidity management is to ensure that the Corporation has sufficient funds to meet its commitments and business needs, including accommodating the transaction and cash management requirements of its clients. Liquidity is provided by State Street's access to global debt markets, its ability to gather additional deposits from its clients, maturing short-term assets, the sale of securities and payment of loans. Client deposits and other funds provide a multicurrency, geographically diverse source of liquidity.

    State Street maintains a large portfolio of liquid assets. When liquidity is measured by the ratio of liquid assets to total assets, State Street ranks among the highest 10% of U.S. bank holding and financial holding companies. At December 31, 2000, the Corporation's liquid assets were 86% of total assets.

    In April 2000, State Street filed a universal shelf registration statement that allows for the offering and sale of up to $1 billion of unsecured debt securities, capital securities, common stock, depositary shares and preferred stock, and warrants to purchase such securities, including any shares into which the preferred stock and depositary shares may be convertible, or any combination thereof. In June 2000, State Street issued $300 million in subordinated notes due 2010. See Note H to the consolidated financial statements, included in
Part I, Item 8, "Financial Statements and Supplementary Data" for further information. Additionally, State Street Bank has the ability to issue bank notes with an aggregate limit of $750 million and with original maturities ranging from 14 days to five years, and State Street Corporation has the ability to issue commercial paper with an aggregate limit of $500 million and with original maturities of up to 270 days from the date of issue.

    State Street endeavors to maintain high ratings on its debt, as measured by independent credit rating agencies. This minimizes borrowing costs and enhances State Street's liquidity by ensuring the largest possible market for the Corporation's debt. State Street's senior debt is rated AA- by Standard & Poor's, Aa3 by Moody's Investors Service and AA by Fitch IBCA, Duff & Phelps. State Street Bank's long-term certificates of deposit are rated AA by Standard & Poor's, Aa2 by Moody's Investors Service and AA+ by Fitch IBCA,
Duff & Phelps.

    The Consolidated Statement of Cash Flows to the Consolidated Financial Statements included in Part I, Item 8, "Financial Statements and Supplementary Data" provides additional information.

CAPITAL

    State Street's objective is to maintain a strong capital base in order to provide financial flexibility for its business needs, including funding corporate growth and supporting clients' cash management needs.

    As a state chartered bank and member of the Federal Reserve System, State Street Bank and Trust Company, State Street's principal subsidiary, is regulated by the Federal Reserve Board, which has established guidelines for minimum capital ratios. State Street has developed internal capital adequacy policies to ensure that State Street Bank meets or exceeds the level required for the "well capitalized" category, the highest of the Federal Reserve Board's five capital categories. State Street Bank must meet the regulatory designation of "well capitalized" in order for State Street to maintain its status as a financial holding company. State Street's capital management emphasizes risk exposure rather than simple asset levels; at 13.4%, State Street Bank's Tier 1 risk-based capital ratio significantly exceeds the regulatory minimum of 4% and is among the highest for U.S. banks. State Street's Tier 1 risk-based capital ratio of 14.5% is likewise among the highest for U.S. bank holding companies. For further information, see Note K to the Consolidated Financial Statements included in
Part I, Item 8, "Financial Statements and Supplementary Data".

    The Board of Directors has authorized the purchase of 16 million shares of State Street common stock for use in employee benefit programs and for general corporate purposes. State Street purchased 802,000 shares in 2000 as part of the stock purchase program. As of December 31, 2000, 2.2 million shares remain available for purchase within the program. Additionally, there were 20,000 shares acquired for other deferred compensation plans that are not part of the stock purchase program. For further information, see Note I to the Consolidated Financial Statements included in Part I, Item 8, "Financial Statements and Supplementary Data".

DIVIDENDS AND COMMON STOCK

                                                                                                MARKET PRICE
                                                              DECLARED                             END OF
QUARTERS                                                      DIVIDENDS     LOW        HIGH       QUARTER
--------                                                      ---------   --------   --------   ------------
1999:
  First.....................................................    $ .14     $ 67.00    $ 89.75       $ 82.25
  Second....................................................      .15       74.06      95.25         85.38
  Third.....................................................      .15       55.50      87.56         64.63
  Fourth....................................................      .16       58.63      78.44         73.06
2000:
  First.....................................................      .16       62.44     101.50         96.88
  Second....................................................      .17       85.19     123.00        106.06
  Third.....................................................      .17       99.38     134.50        130.10
  Fourth....................................................      .19      104.25     136.80        124.21

    On December 21, 2000, State Street's Board of Directors approved a 2-for-1 stock split in the form of a 100% stock dividend, subject to the approval of an increase in the authorized number of shares by stockholders at the Annual Meeting in April 2001. Upon stockholder approval, the stock dividend would be distributed on May 30, 2001 to stockholders of record as of April 30, 2001.

    Consistent earnings growth has enabled State Street to increase its quarterly dividend twice each year since 1978. Over the last fifteen years, the dividend has grown at a 16% compound annual growth rate.

Dividends Per Share
Dollars
[BAR CHART]

1986  .09  thru 2000  .52  .60  .69

    There were 5,623 stockholders of record as of December 31, 2000.

RISK MANAGEMENT

    In providing services for institutional investors globally, State Street must manage and control certain inherent risks. These include counterparty risk, credit risk, fiduciary risk, operations and settlement risk, and market risk. Risk management is an integral part of State Street's business activities and is centrally organized with close ties to the business units. This structure allows for corporate risk management across the business areas while individual line areas remain responsible for risk management in their units.

    Risk management emphasizes establishing specific authorization levels and limits. Exposure levels are reviewed and modified as required by changing conditions. Business-risk concentration analysis includes specific industry credit risk concentrations, country limits and individual counterparty limits. In managing country risk, State Street considers a variety of issues, including those related to credit quality, asset concentration, liquidity and transfer risk.

    Credit risk results from the possibility that a loss may occur if a counterparty becomes unable to meet the terms of a contract. State Street has policies and procedures to monitor and manage all aspects of credit risk. These include a comprehensive credit review and approval process that involves the assignment of risk ratings to all loans and off-balance sheet credit exposures. Rigorous credit approval processes cover traditional credit facilities, foreign exchange, placements, credit-enhancement services, securities lending and securities-clearing facilities.

    Fiduciary risk is the risk of financial loss as a consequence of breaching a fiduciary duty to a client. Business units are responsible for operating within the rules and regulations applicable to their activities, including any corporate guidelines. The Corporate Fiduciary Review Committee and the Compliance Committee work with the business units to oversee adherence to corporate standards.

    State Street is a large servicer and manager of financial assets on a global scale; therefore, oversight of operational and settlement risk is an integral part of the management process throughout the Corporation. State Street focuses on payment-system risk management, overdraft monitoring and control, and global securities clearing and settlement. In addition to specific authorization levels and limits, operational risk is mitigated by automation, standardized operating procedures and insurance.

MARKET RISK: FOREIGN EXCHANGE AND INTEREST RATE SENSITIVITY

    State Street engages in trading and investment activities to serve clients' investment and trading needs, contribute to overall corporate earnings, and enhance liquidity. In the conduct of these activities, the Corporation is subject to, and assumes, market risk. Market risk is the risk of adverse financial impact due to changes in market prices, such as interest rates and foreign exchange rates. The level of risk State Street assumes is a function of the Corporation's overall objectives and liquidity needs, client requirements, and market volatility.

    State Street manages its overall market risk through a comprehensive risk management framework. This structure includes a market risk management group that reports independently to senior management. Market risk from foreign exchange and trading activities is controlled through established limits on aggregate and net open positions, sensitivity to changes in interest rates, and concentrations. These limits are supplemented by stop-loss thresholds. The Corporation uses a variety of risk management tools and techniques, including value at risk, to measure, monitor and control market risk. All limits and measurement techniques are reviewed and adjusted as necessary on a regular basis by business managers, the market risk management group and senior management.

    State Street uses foreign exchange contracts and a variety of financial derivative instruments to support clients' needs, conduct trading activities, and manage its interest rate and currency risk. These activities are designed to create trading revenue or hedge net interest revenue. In addition, the Corporation provides services related to derivative instruments in its role as both a manager and servicer of financial assets.

    State Street's clients use derivatives to manage the financial risks associated with their investment goals and business activities. With the growth of cross-border investing, clients have an increasing need for foreign exchange forward contracts to convert currency for international investment and to manage the currency risk in international investment portfolios. As an active participant in the foreign exchange markets, State Street provides foreign exchange contracts and over-the-counter options in support of these client needs.

TRADING ACTIVITIES: FOREIGN EXCHANGE AND INTEREST RATE SENSITIVITY

    As part of its trading activities, the Corporation assumes positions in both the foreign exchange and interest rate markets by buying and selling cash instruments and using financial derivatives, including forward foreign exchange contracts, foreign exchange and interest rate options, and interest rate swaps. As of December 31, 2000, the notional amount of these derivative instruments was $147.8 billion, of which $138.1 billion was foreign exchange forward contracts. Long and short foreign exchange forward positions are closely matched to minimize currency and interest rate risk. All foreign exchange contracts are valued daily at current market rates.

    The Corporation uses a variety of risk measurement and estimation techniques, including value at risk. Value at risk is an estimate of potential loss for a given period of time within a stated statistical confidence interval. State Street uses a sophisticated risk management system, Askari RiskBook,-Registered Trademark- to estimate value at risk daily for all material trading positions. The Corporation has adopted standards for estimating value at risk, and maintains capital for market risk, in accordance with the Federal Reserve's Capital Adequacy Guidelines for market risk. Value at risk is estimated for a 99% one-tail confidence interval and an assumed one-day holding period using a historical observation period of greater than one year. A 99% one-tail confidence interval implies that daily trading losses should not exceed the estimated value at risk more than 1% of the time, or approximately three days out of the year. The methodology uses a simulation approach based on observed changes in interest rates and foreign exchange rates and takes into account the resulting diversification benefits provided from the mix of the Corporation's trading positions.

    Like all quantitative risk measures, value at risk is subject to certain limitations and assumptions inherent to the methodology. State Street's methodology gives equal weight to all market rate observations regardless of how recently the market rates were observed. The estimate is calculated using static portfolios consisting of positions held at the end of the trading day. Implicit in the estimate is the assumption that no intraday action is taken by management during adverse market movements. As a result, the methodology does not represent risk associated with intraday changes in positions or intraday price volatility.

    The following table presents State Street's market risk for its trading activities as measured by its value at risk methodology:

VALUE AT RISK FOR THE YEARS ENDED DECEMBER 31,

(DOLLARS IN MILLIONS)                                         AVERAGE    MAXIMUM    MINIMUM
---------------------                                         --------   --------   --------
2000:
Foreign exchange products...................................   $ 1.0      $ 2.2      $  .4
Interest rate products......................................     3.9        5.3        2.9
1999:
Foreign exchange products...................................     1.6        4.0         .6
Interest rate products......................................     2.1        5.2

    State Street compares actual daily profit and losses from trading activities to estimated one-day value at risk. During 2000, State Street did not experience any trading losses in excess of its end of day value at risk estimate.

NON-TRADING ACTIVITIES: CURRENCY RISK

    State Street had $14.3 billion of non-U.S. dollar-denominated non-trading assets as of December 31, 2000, which were funded by non-U.S. dollar-denominated deposits. State Street's non-U.S. dollar-denominated non-trading assets consisted of 45 currencies. Approximately 93% of these assets were in seven major currencies. Since non-trading assets are generally invested in the same currency in which the initial deposits are received, the risk associated with changes to currency exchange rates is minimal. To the extent that deposits are not reinvested in the same currency, the resulting net currency positions are managed as part of the trading risk as discussed above.

    In general, the maturities of these non-trading assets and liabilities are short term. To the extent duration mismatches exist, they are managed as part of State Street's consolidated asset/liability management activities, and the related market risk is included in the following non-trading interest rate sensitivity disclosure.

NON-TRADING ACTIVITIES: INTEREST RATE SENSITIVITY

    The objective of interest rate sensitivity management is to provide sustainable net interest revenue under various economic environments and to protect asset values from adverse effects of changes in interest rates. State Street manages the structure of interest-earning assets and interest-bearing liabilities by adjusting the mix, yields, and maturity or repricing characteristics, based on market conditions. Since interest-bearing sources of funds are predominantly short-term, State Street maintains a generally short-term structure for its interest-earning assets, including money market assets, investments and loans. Off-balance sheet financial instruments, including interest rate swaps, are used minimally as part of overall asset and liability management to augment State Street's management of interest rate exposure. State Street uses three tools for measuring interest rate risk: simulation, duration, and gap analysis.

    Key assumptions in the simulation, duration and gap models include the timing of cash flows, maturity and repricing of financial instruments, changes in market conditions, capital planning, and deposit sensitivity. These assumptions are inherently uncertain and as a result, the models cannot precisely estimate net interest revenue or precisely predict the impact of changes in interest rates on net interest revenue and economic value. Actual results may differ from simulated results due to the timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.

    Simulation models facilitate the evaluation of the potential range of net interest revenue under a "most likely" scenario, alternative interest rate scenarios and rate shock tests. Based upon results of the simulation model as of December 31, 2000, there would be a decrease in net interest revenue of $36 million over the following 12 months for an immediate 100-basis-point increase in interest rates. If interest rates immediately decreased by 100 basis points, the model shows an increase in net interest revenue of less than $1 million.

    Duration measures the change in the economic value of assets and liabilities for given changes in interest rates. Based upon the results of the duration model as of December 31, 2000, there would be a decrease in the economic value of assets, net of liabilities, of $3 million, or .004% of assets, as a result of an immediate increase in interest rates of 100 basis points. In the event of an immediate decrease of 100 basis points to interest rates, the model shows an increase of $7 million, or .01% of assets, to the economic value of assets, net of liabilities.

    The third measure of interest rate risk, gap analysis, is the difference in asset and liability repricing on a cumulative basis within a specified timeframe. As of year-end 2000, interest-bearing liabilities reprice faster than interest-earning assets over the next 12 months, as has been typical for State Street. If all other variables remained constant, in the short term, falling interest rates would lead to net interest revenue that is higher than it would otherwise have been. Rising rates would lead to lower net interest revenue. Other important determinants of net interest revenue are balance sheet size and mix, interest rate spreads, the slope of the yield curve, and rate levels.

INTEREST SENSITIVITY POSITION AT DECEMBER 31, 2000

                                                                                          INTEREST SENSITIVITY PERIOD IN
                                                                                                      MONTHS
                                                                                          ------------------------------
(DOLLARS IN MILLIONS)                         BALANCE     0 TO 3     4 TO 6    7 TO 12    13 TO 24   25 TO 60   OVER 60
---------------------                         --------   --------   --------   --------   --------   --------   --------
INTEREST-EARNING ASSETS:
Interest-bearing deposits with banks........  $ 21,295   $ 18,752   $ 2,004     $  539
Other money market assets(1)................    17,556     17,556
Investment securities.......................    13,740      2,678     1,969      3,576    $ 1,818    $ 3,463     $  236
Loans.......................................     3,692      1,696       127         59          6         43      1,761
                                              --------   --------   -------     ------    -------    -------     ------
Total interest-earning assets...............    56,283     40,682     4,100      4,174      1,824      3,506      1,997
                                              --------   --------   -------     ------    -------    -------     ------
INTEREST-BEARING LIABILITIES:
Domestic deposits...........................     2,241      2,127         6          4                   104
Non-U.S. deposits...........................    25,687     25,677         7          3
Federal funds purchased and
repurchase agreements.......................    22,306     22,257        49
Other interest-bearing liabilities..........     1,851        781                                        100        970
                                              --------   --------   -------     ------    -------    -------     ------
Total interest-bearing liabilities..........    52,085     50,842        62          7                   204        970
                                              --------   --------   -------     ------    -------    -------     ------
                                                          (10,160)    4,038      4,167      1,824      3,302      1,027
Interest rate swaps, net....................                  180                             (30)                 (150)
                                                         --------   -------     ------    -------    -------     ------
Interest rate sensitivity position..........               (9,980)    4,038      4,167      1,794      3,302        877
                                                         --------   -------     ------    -------    -------     ------
Cumulative interest rate sensitivity
  position..................................               (9,980)   (5,942)    (1,775)        19      3,321      4,198
Cumulative gap percentage(2)................                  (16)%      (9)%       (3)%        0%         5%         7%

------------------------

(1) Includes adjustments to normalize the one-day position and for earnings credits

(2) Cumulative interest rate sensitivity position as a percent of average total interest-earning assets

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Information concerning quantitative and qualitative disclosures about market risk appears in Part I, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation" under the caption "Risk Management".

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENT OF INCOME

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA) YEAR ENDED DECEMBER 31,    2000       1999       1998
--------------------------------------------------------------------  --------   --------   --------
Fee Revenue
Servicing fees..................................................      $ 1,424    $ 1,170    $ 1,024
Management fees.................................................          582        600        480
Foreign exchange trading........................................          387        306        289
Processing fees--Note O.........................................          240        209        177
Other--Note O...................................................           32        (30)        27
                                                                      -------    -------    -------
TOTAL FEE REVENUE...............................................        2,665      2,255      1,997
Net Interest Revenue
Interest revenue................................................        3,256      2,437      2,237
Interest expense................................................        2,362      1,656      1,492
                                                                      -------    -------    -------
Net interest revenue--Note N....................................          894        781        745
Provision for loan losses--Note D...............................            9         14         17
                                                                      -------    -------    -------
Net interest revenue after provision for loan losses............          885        767        728
Gain on sale of commercial banking business, net of exit and other
  associated costs..............................................                     282
                                                                      -------    -------    -------
TOTAL REVENUE...................................................        3,550      3,304      2,725
Operating Expenses
Salaries and employee benefits--Note P..........................        1,524      1,313      1,175
Information systems and communications..........................          305        287        241
Transaction processing services.................................          268        237        196
Occupancy.......................................................          201        188        164
Other--Note Q...................................................          346        311        292
                                                                      -------    -------    -------
Total operating expenses........................................        2,644      2,336      2,068
                                                                      -------    -------    -------
Income before income taxes......................................          906        968        657
Income taxes--Note R............................................          311        349        221
                                                                      -------    -------    -------
NET INCOME......................................................      $   595    $   619    $   436
                                                                      =======    =======    =======
Earnings Per Share--Note S
Basic...........................................................      $  3.70    $  3.85    $  2.71
Diluted.........................................................         3.63       3.78       2.66
Average Shares Outstanding (in thousands)
Basic...........................................................      160,839    160,660    160,937
Diluted.........................................................      164,044    163,751    163,927
----------------------------

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CONDITION

                     AS OF DECEMBER 31,
                   (DOLLARS IN MILLIONS)                        2000       1999
------------------------------------------------------------  --------   --------
Assets
Cash and due from banks--Note K.............................  $ 1,618    $ 2,930
Interest-bearing deposits with banks........................   21,295     16,902
Securities purchased under resale agreements
  and securities borrowed--Note F...........................   21,134     17,518
Federal funds sold..........................................      650        410
Trading account assets......................................    1,004        786
Investment securities (principally
  available-for-sale)--Notes C and F........................   13,740     14,703
Loans (less allowance of $57 and $48)--Notes B and D........    5,216      4,245
Premises and equipment--Notes E and H.......................      726        759
Accrued income receivable...................................      845        716
Other assets................................................    3,070      1,927
                                                              -------    -------
TOTAL ASSETS................................................  $69,298    $60,896
                                                              =======    =======
Liabilities
DEPOSITS:
Interest-bearing--U.S.......................................  $ 2,241    $ 1,917
Noninterest-bearing.........................................   10,009      8,943
Interest-bearing--Non-U.S...................................   25,687     23,285
                                                              -------    -------
Total deposits..............................................   37,937     34,145
Securities sold under repurchase agreements--Note F.........   21,351     18,399
Federal funds purchased.....................................      955      1,054
Other short-term borrowings--Note G.........................      632      1,104
Accrued taxes and other expenses--Note Q....................    1,431      1,133
Other liabilities...........................................    2,511      1,488
Long-term debt--Note H......................................    1,219        921
                                                              -------    -------
TOTAL LIABILITIES...........................................   66,036     58,244
Stockholders' Equity--Notes H, I, J, K and S
Preferred stock, no par: authorized 3,500,000; issued none
Common stock, $1 par: authorized 250,000,000;
  issued 167,219,000 and 167,225,000........................      167        167
Surplus.....................................................       69         55
Retained earnings...........................................    3,278      2,795
Other unrealized comprehensive loss.........................       (1)       (57)
Treasury stock, at cost (5,508,000 and 7,635,000 shares)....     (251)      (308)
                                                              -------    -------
TOTAL STOCKHOLDERS' EQUITY..................................    3,262      2,652
                                                              -------    -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $69,298    $60,896
                                                              =======    =======

------------------------

     The accompanying notes are an integral part of these financial statements.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                       COMMON STOCK                             OTHER UNREALIZED     TREASURY STOCK
(DOLLARS IN MILLIONS, EXCEPT PER    -------------------              RETAINED    COMPREHENSIVE     -------------------
SHARE DATA, SHARES IN THOUSANDS)     SHARES     AMOUNT    SURPLUS    EARNINGS    INCOME/(LOSS)      SHARES     AMOUNT     TOTAL
--------------------------------    --------   --------   --------   --------   ----------------   --------   --------   --------
Balance at December 31, 1997......  167,223      $167       $102      $1,920          $11            6,740     $(205)     $1,995
COMPREHENSIVE INCOME:
Net Income........................                                       436                                                 436
Change in net unrealized gain/loss
  on available for-sale
  securities......................                                                      6                                      6
Foreign currency translation......                                                      5                                      5
                                                                      ------          ---                                 ------
Comprehensive Income..............                                       436           11                                    447
Cash dividends declared--$.52 a
  share...........................                                       (84)                                                (84)
COMMON STOCK ISSUED PURSUANT TO:
Stock awards and options
  exercised.......................        2                  (37)                                   (1,722)       88          51
Debt conversion...................                            (3)                                     (144)        3
Other.............................                             1                                       (30)        1           2
Common Stock acquired.............                                                                   1,716      (100)       (100)
                                    -------      ----       ----      ------          ---           ------     -----      ------
Balance at December 31, 1998......  167,225       167         63       2,272           22            6,560      (213)      2,311
COMPREHENSIVE INCOME:
Net Income........................                                       619                                                 619
Change in net unrealized gain/loss
  on available for-sale
  securities......................                                                    (70)                                   (70)
Foreign currency translation......                                                     (9)                                    (9)
                                                                      ------          ---                                 ------
Comprehensive Income..............                                       619          (79)                                   540
Cash dividends declared--$.60 a
  share...........................                                       (96)                                                (96)
COMMON STOCK ISSUED PURSUANT TO:
Stock awards and options
  exercised.......................                            (7)                                   (1,303)       67          60
Debt conversion...................                            (1)                                      (47)        1
Common Stock acquired.............                                                                   2,425      (163)       (163)
                                    -------      ----       ----      ------          ---           ------     -----      ------
Balance at December 31, 1999......  167,225       167         55       2,795          (57)           7,635      (308)      2,652
COMPREHENSIVE INCOME:
Net Income........................                                       595                                                 595
Change in net unrealized gain/loss
  on available for-sale
  securities......................                                                     66                                     66
Foreign currency translation......                                                    (10)                                   (10)
                                                                      ------          ---                                 ------
Comprehensive Income..............                                       595           56                                    651
Cash dividends declared--$.69 a
  share...........................                                      (112)                                               (112)
COMMON STOCK ISSUED PURSUANT TO:
Stock awards and options
  exercised.......................       (6)                  29                                    (2,547)      125         154
Debt conversion...................                           (15)                                     (400)       16           1
Common Stock acquired.............                                                                     820       (84)        (84)
                                    -------      ----       ----      ------          ---           ------     -----      ------
BALANCE AT DECEMBER 31, 2000......  167,219      $167       $ 69      $3,278          $(1)           5,508     $(251)     $3,262
                                    =======      ====       ====      ======          ===           ======     =====      ======

   The accompanying notes are an integral part of these financial statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

(DOLLARS IN MILLIONS) YEAR ENDED DECEMBER 31,                   2000       1999       1998
---------------------------------------------                 --------   --------   --------
Operating Activities
Net income..................................................  $   595    $    619   $    436
Non-cash charges for depreciation, amortization, provision
  for loan losses and deferred income taxes.................      383         341        345
                                                              -------    --------   --------
Net income adjusted for non-cash charges....................      978         960        781
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED
  (USED) BY OPERATING ACTIVITIES:
Gain on sale of commercial banking businesses...............                 (282)
Securities (gains) losses, net..............................       (2)         45        (10)
Trading account assets, net.................................     (218)       (451)      (130)
Other, net..................................................     (118)        (77)       209
                                                              -------    --------   --------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................      640         195        850
Investing Activities
PAYMENTS FOR PURCHASES OF:
Available-for-sale securities...............................   (5,688)    (16,175)    (8,874)
Held-to-maturity securities.................................     (987)       (880)    (2,481)
Lease financing assets......................................     (989)       (610)    (1,040)
Premises and equipment......................................     (247)       (199)      (258)
PROCEEDS FROM:
Sale of commercial banking businesses, net..................                1,659
Maturities of available-for-sale securities.................    5,351       5,082      7,844
Maturities of held-to-maturity securities...................      933         790      2,193
Sales of available-for-sale securities......................    1,464       6,066      1,945
Principal collected from lease financing....................       37          87         86
NET PAYMENTS FOR:
Interest-bearing deposits with banks........................   (4,393)     (4,817)    (2,005)
Federal funds sold, resale agreements and securities
  borrowed..................................................   (3,856)     (3,949)    (7,814)
Loans.......................................................     (724)       (217)      (433)
                                                              -------    --------   --------
NET CASH USED BY INVESTING ACTIVITIES.......................   (9,099)    (13,163)   (10,837)
                                                              -------    --------   --------
Financing Activities
PROCEEDS FROM ISSUANCE OF:
Non-recourse debt for lease financing.......................      821         483        734
Long-term debt..............................................      300                    150
Treasury stock..............................................       89          38         31
PAYMENTS FOR:
Non-recourse debt for lease financing.......................      (45)       (104)      (106)
Maturity of notes payable...................................                             (44)
Long-term debt..............................................       (1)         (1)        (2)
Cash dividends..............................................     (106)        (93)       (84)
Purchase of common stock....................................      (84)       (163)      (100)
NET PROCEEDS FROM:
Deposits....................................................    3,792       7,724      2,661
Short-term borrowings.......................................    2,381       6,649      5,701
                                                              -------    --------   --------
NET CASH PROVIDED BY FINANCING ACTIVITIES...................    7,147      14,533      8,941
                                                              -------    --------   --------
NET (DECREASE) INCREASE.....................................   (1,312)      1,565     (1,046)
Cash and due from banks at beginning of year................    2,930       1,365      2,411
                                                              -------    --------   --------
CASH AND DUE FROM BANKS AT END OF YEAR......................  $ 1,618    $  2,930   $  1,365
                                                              =======    ========   ========

   The accompanying notes are an integral part of these financial statements.

                         NOTES TO FINANCIAL STATEMENTS

NOTE A

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    State Street Corporation ("State Street" or the "Corporation") is a financial holding company that provides accounting, administration, custody, daily pricing, investment management, securities lending, foreign exchange, cash management, trading and information services to clients worldwide. State Street reports two lines of business. Investment Services includes accounting, administration, custody, daily pricing, operations outsourcing for investment managers, securities lending, foreign exchange, record keeping, deposit and short-term investment facilities, lease financing, and information services to support institutional investors. Investment Management offers a broad array of services for managing financial assets worldwide for both institutions and individual investors. These services include passive and active equity, money market, and fixed income strategies, and brokerage and other related services.

    The accounting and reporting policies of State Street and its subsidiaries conform to generally accepted accounting principles. Significant policies are summarized below.

BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of State Street and its subsidiaries, including its principal subsidiary, State Street Bank and Trust Company ("State Street Bank"). Servicing and management fee revenue is recognized when earned based on contractual terms. Transaction-based revenue is recognized as the services are provided. Revenue on interest-earning assets is recognized based on the effective yield of the financial instrument. All significant intercompany balances and transactions have been eliminated upon consolidation. The results of operations of businesses purchased are included from the date of acquisition. Investments in affiliates in which the company has the ability to exercise significant influence, but not control, are accounted for using the equity method.

    The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain previously reported amounts have been reclassified to conform to the current method of presentation.

    For the Consolidated Statement of Cash Flows, State Street has defined cash equivalents as those amounts included in the Consolidated Statement of Condition caption, "Cash and due from banks." Interest paid in 2000, 1999 and 1998 was $2.3 billion, $1.7 billion and $1.5 billion, respectively. Taxes paid in 2000, 1999 and 1998 were $132 million, $129 million and $107 million, respectively.

RESALE AND REPURCHASE AGREEMENTS; SECURITIES BORROWED

    State Street purchases U.S. Treasury and federal agency securities ("U.S. government securities") under agreements to resell the securities. These purchases are recorded as securities purchased under resale agreements, an asset in the Consolidated Statement of Condition. State Street can use these securities as collateral for repurchase agreements. State Street's policy is to take possession or control of the security underlying the resale agreement, allowing borrowers the right of collateral substitution and/or short-notice termination. The securities are revalued daily to determine if additional collateral is necessary from the borrower. State Street enters into sales of U.S. government securities under repurchase agreements, which are treated as financings, and the obligations to repurchase such securities sold are reflected as a liability in the Consolidated Statement of Condition. The dollar amount of U.S. government securities underlying the repurchase agreements remains in investment securities.

    Securities borrowed are recorded at the amount of cash collateral deposited with the lender. State Street monitors its market exposure daily with respect to securities borrowed transactions. As necessary, State Street requests that excess securities be returned or that additional securities be provided as needed.

SECURITIES

    Debt securities are held in both the investment and trading account portfolios. Debt and marketable equity securities that are classified as available for sale are reported at fair value, and the after-tax unrealized gains and losses are reported in other comprehensive income, a component of stockholders' equity. Securities classified as held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts. Gains or losses on sales of available-for-sale securities are computed based on identified costs and reported in fee revenue. Trading account assets are held in anticipation of short-term market movements and for resale to customers. Trading account assets are carried at fair value with unrealized gains and losses reported in fee revenue.

LOANS AND LEASE FINANCING

    Loans are placed on a non-accrual basis when they become 60 days past due as to either principal or interest, or when, in the opinion of management, full collection of principal or interest is unlikely. When the loan is placed on non-accrual, the accrual of interest is discontinued, and previously recorded but unpaid interest is reversed and charged against current earnings.

    Leveraged leases are carried net of nonrecourse debt. Revenue on leveraged leases is recognized on a basis calculated to achieve a constant rate of return on the outstanding investment in the leases, net of related deferred tax liabilities, in the years in which the net investment is positive. Gains and losses on residual values of leased equipment sold are included in other fee revenue.

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

PREMISES AND EQUIPMENT

    Buildings, leasehold improvements, computers, software and other equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization charged to operating expenses are computed using the straight-line method over the estimated useful life of the related asset or the remaining term of the lease.

    State Street's policy is to capitalize costs relating to internal-use software development projects that provide significant functionality enhancements. State Street considers projects for capitalization that are expected to yield long-term operational benefits, such as replacement systems or new applications that result in operational efficiencies and/or incremental revenue streams. Software customization costs relating to specific customer enhancements are expensed as incurred.

CURRENCY TRANSLATION

    The assets and liabilities of non-U.S. operations are translated at month-end exchange rates, and revenue and expenses are translated at average monthly exchange rates. Gains or losses from the translation of the net assets of certain non-U.S. subsidiaries, net of related taxes, are reported in other comprehensive income. Gains or losses from other translations are included in fee revenue.

DERIVATIVE FINANCIAL INSTRUMENTS

    State Street uses three methods to account for derivative financial instruments: the deferral method, accrual method and fair value method.

    Interest rate swaps that are entered into as part of interest rate management are accounted for using the accrual method. Interest receivable or payable payments under the terms of the interest rate swap are accrued over the period to which the payment relates. The interest payments accrued and any fees paid at inception are recorded as an adjustment to the interest revenue or interest expense of the underlying asset or liability.

    Other interest rate contracts that are used for balance sheet management are accounted for under the deferral method. The basis of the contract is capitalized and any gain or loss is deferred and amortized over the life of the hedged asset or liability as an adjustment to the interest revenue or interest expense.

    The gross amount of unrealized gains and losses on foreign exchange and interest rate contracts are reported separately at fair value on the balance sheet as other assets and other liabilities, respectively, in the Consolidated Statement of Condition, except where such gains and losses arise from contracts covered by qualifying master netting agreements. Changes in fair value of these contracts are recorded currently in earnings.

    SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," was issued in June 2000. This statement requires companies to record the fair value of derivatives on the balance sheet as assets or liabilities. Fair market valuation adjustments for derivatives meeting hedge criteria will be recorded as either other comprehensive income, or through earnings in the Consolidated Statement of Income, depending on their classification. Derivatives used for trading purposes will continue to be marked to market through earnings. State Street will adopt this statement beginning January 1, 2001. The adoption of this statement will not have a material impact on the financial statements. Based on the Corporation's derivative position at December 31, 2000, management estimates the effect of the adoption of this statement will be to record certain interest rate swaps as a cumulative change in accounting principle in other comprehensive income.

INCOME TAXES

    The provision for income taxes includes deferred income taxes arising as a result of recognizing some items of revenue and expense in different years for tax and financial reporting purposes.

EARNINGS PER SHARE

    Basic earnings per share excludes all dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and stock award grants were exercised. Diluted earnings per share also includes the assumption that all convertible debt has been converted as of the beginning of each period.

COMPREHENSIVE INCOME

    Changes in unrealized gains and losses on available-for-sale securities and foreign currency translation, net of related deferred taxes, are recorded in accumulated other comprehensive income in the Consolidated Statement of Changes in Stockholders' Equity.

IMPACT OF OTHER RECENT ACCOUNTING PRONOUNCEMENTS

    In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," that replaces, in its entirety, SFAS No. 125. SFAS No. 140 has changed many of the rules regarding securitizations; however, it continues to require an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred, and to discontinue recognition of the financial assets when control has been surrendered in accordance with the criteria provided. The new rules will be applied prospectively to transactions beginning in the second quarter of 2001. Management does not expect the adoption of this statement to have a material impact to its financial statements.

    On December 3, 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," that provides guidance in applying generally accepted accounting principles to revenue recognition in financial statements. The application, effective October 1, 2000, did not have an impact on the financial statements.

NOTE B

JOINT VENTURE AND DIVESTURE

    In April 2000, State Street and Citigroup completed the formation of CitiStreet, LLC, a 50/50 joint venture designed to service employee benefit programs, accounted for using the equity method. State Street's contribution to the joint venture consisted of its retirement investment and total benefits outsourcing services, including the transfer of assets with a book value of approximately $50 million.

    On October 1, 1999, State Street completed the sale of its commercial banking business. The commercial banking business consisted of a $2.4 billion loan portfolio, a $36 million allowance for loan losses, and $1.1 billion in deposits.

The premium received on the sale was $350 million; exit costs were $57 million; and other associated costs were $11 million, primarily consisting of provisions for excess space and system impairment write-downs. The after-tax gain, net of exit and other associated costs, totaled approximately $164 million, or $1.00 in diluted earnings per share, and was recorded during the fourth quarter of 1999.

NOTE C

INVESTMENT SECURITIES

    Available-for-sale securities are recorded at fair value and held-to-maturity securities are recorded at amortized cost and consisted of the following at December 31:

                                                             2000                                         1999
                                          ------------------------------------------   ------------------------------------------
                                                          UNREALIZED                                   UNREALIZED
                                          AMORTIZED   -------------------     FAIR     AMORTIZED   -------------------     FAIR
(DOLLARS IN MILLIONS)                       COST       GAINS      LOSSES     VALUE       COST       GAINS      LOSSES     VALUE
---------------------                     ---------   --------   --------   --------   ---------   --------   --------   --------
AVAILABLE FOR SALE:
U.S. Treasury and federal agencies......   $ 5,855      $24        $ 4      $ 5,875     $ 6,899       $2        $36      $ 6,865
State and political subdivisions........     1,673        9          2        1,680       1,886        2         11        1,877
Asset-backed securities.................     3,273       11          4        3,280       3,261        1         25        3,237
Collateralized mortgage obligations.....     1,008        3          2        1,009         841                  10          831
Other investments.......................       578                   2          576         630        1          5          626
                                           -------      ---        ---      -------     -------       --        ---      -------
TOTAL...................................   $12,387      $47        $14      $12,420     $13,517       $6        $87      $13,436
                                           =======      ===        ===      =======     =======       ==        ===      =======

HELD TO MATURITY:
U.S. Treasury and federal agencies......   $ 1,272      $ 4        $ 1      $ 1,275     $ 1,219                 $11      $ 1,208
Other investments.......................        48                               48          48                               48
                                           -------      ---        ---      -------     -------       --        ---      -------
TOTAL...................................   $ 1,320      $ 4        $ 1      $ 1,323     $ 1,267                 $11      $ 1,256
                                           =======      ===        ===      =======     =======       ==        ===      =======

    The maturity of asset-backed securities is based upon the expected principal payments. Securities carried at $7.2 billion and $6.9 billion at December 31, 2000 and 1999, respectively, were designated as pledged securities for public and trust deposits, borrowed funds and for other purposes as provided by law.

    During 2000, there were gross gains of $3 million and gross losses of $1 million realized on the sales of $1.5 billion of available-for-sale securities. In 1999, there were gross gains of $13 million and gross losses of $58 million realized on the sales of $6.1 billion of available-for-sale securities. Included in the 1999 gross losses were $57 million of losses related to the sale of $5.2 billion of investment securities as part of the repositioning of State Street's investment securities portfolio in the fourth quarter of 1999. During 1998 there were gross gains of $14 million and gross losses of $4 million realized on the sale of $1.9 billion of available-for-sale securities.

    Following is the maturity information for available-for-sale and held-to-maturity debt securities at December 31, 2000:

                                                                                YEARS
                                                              -----------------------------------------
(DOLLARS IN MILLIONS)                                         UNDER 1     1 TO 5    6 TO 10    OVER 10
---------------------                                         --------   --------   --------   --------
AVAILABLE FOR SALE:
Amortized cost..............................................   $6,991     $4,687      $343       $343
Fair value..................................................    7,009      4,701       345        342

HELD TO MATURITY:
Amortized cost..............................................      745        552        23
Fair value..................................................      745        555        23

NOTE D

LOANS

    The loan portfolio consisted of the following at December 31:

(DOLLARS IN MILLIONS)                                           2000       1999
---------------------                                         --------   --------
COMMERCIAL AND FINANCIAL:
U.S.........................................................   $2,570     $1,908
Non-U.S.....................................................      906        843

LEASE FINANCING:
U.S.........................................................      433        418
Non-U.S.....................................................    1,364      1,124
                                                               ------     ------
Total loans.................................................    5,273      4,293
Less allowance for loan losses..............................      (57)       (48)
                                                               ------     ------
NET LOANS...................................................   $5,216     $4,245
                                                               ======     ======

    Changes in the allowance for loan losses for the years ended December 31 were as follows:

(DOLLARS IN MILLIONS)                                           2000       1999       1998
---------------------                                         --------   --------   --------
Balance at beginning of year................................    $48        $84        $83
Provision for loan losses...................................      9         14         17
Loan charge-offs............................................     (1)       (17)       (19)
Recoveries..................................................      1          3          3
Removed upon sale(1)........................................               (36)
                                                                ---        ---        ---
BALANCE AT END OF YEAR......................................    $57        $48        $84
                                                                ===        ===        ===

------------------------

(1) On October 1, 1999, State Street completed the sale of its commercial banking business, which included the sale of $2.4 billion of commercial, financial and real estate loans, net of a $36 million allowance for loan loss.

NOTE E

PREMISES AND EQUIPMENT

    Premises and equipment consisted of the following at December 31:

(DOLLARS IN MILLIONS)                                           2000       1999
---------------------                                         --------   --------
Buildings and land..........................................   $  354     $ 344
Leasehold improvements......................................      222       225
Computers and related equipment.............................      658       589
Software....................................................      252       268
Other equipment.............................................      265       245
                                                               ------     -----
                                                                1,751     1,671
Accumulated depreciation and amortization...................   (1,025)     (912)
                                                               ------     -----
TOTAL PREMISES AND EQUIPMENT................................   $  726     $ 759
                                                               ======     =====

    State Street has entered into noncancelable operating leases for premises and equipment. At December 31, 2000, future minimum payments under noncancelable operating leases with initial or remaining terms of one year or more totaled $1.1 billion. This consisted of $129 million, $133 million, $105 million, $86 million and $78 million for the years 2001 to 2005, respectively, and $532 million thereafter. The minimum rental commitments have been reduced by sublease rental commitments of $22 million. Nearly all leases include renewal options.

    Total rental expense amounted to $111 million, $108 million and $95 million in 2000, 1999 and 1998, respectively. Rental expense has been reduced by sublease revenue of $2 million, $4 million and $4 million for the years ended December 31, 2000, 1999 and 1998, respectively.

NOTE F

SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

    State Street enters into sales of U.S. government securities under repurchase agreements that are treated as financings, and the obligations to repurchase such securities sold are reflected as a liability in the Consolidated Statement of Condition. The dollar amount of U.S. government securities underlying the repurchase agreements remains in investment securities.

    Information on these U.S. government securities, and the related repurchase agreements including accrued interest, is shown in the following table. This table excludes repurchase agreements that are secured by securities purchased under resale agreements and securities borrowed.

    Information at December 31, 2000, was as follows:

                                                                                                      REPURCHASE
                                                             U.S. GOVERNMENT SECURITIES SOLD          AGREEMENTS
                                                             -------------------------------   -------------------------
(DOLLARS IN MILLIONS)                                        AMORTIZED COST     FAIR VALUE     AMORTIZED COST     RATE
---------------------                                        --------------   --------------   --------------   --------
MATURITY OF REPURCHASE AGREEMENTS:
Overnight..................................................      $2,768           $2,775           $2,714         6.00%
2 to 30 days...............................................         137              138              135         5.26
31 to 90 days..............................................          35               35               35         4.79
Over 90 days...............................................          32               32               31         5.27
                                                                 ------           ------           ------         ----
TOTAL......................................................      $2,972           $2,980           $2,915         5.94
                                                                 ======           ======           ======         ====

NOTE G

NOTES PAYABLE AND COMMERCIAL PAPER

    State Street Bank has the ability to issue bank notes with an aggregate limit of $750 million and with original maturities ranging from 14 days to five years. State Street Corporation has the ability to issue commercial paper notes with an aggregate limit of $500 million and with original maturities of up to 270 days from the date of issue. At December 31, 2000 and 1999, there were no notes payable outstanding, and $467 million and $100 million in commercial paper outstanding, respectively.

NOTE H

LONG-TERM DEBT

    Long-term debt consisted of the following at December 31:

(DOLLARS IN MILLIONS)                                           2000       1999
---------------------                                         --------   --------
CAPITAL SECURITIES:
  8.035% Capital Securities B due 2027......................   $  300     $  300
  7.94% Capital Securities A due 2026.......................      200        200
  Floating Rate Capital Trust I due 2028....................      150        150
7.65% Subordinated notes due 2010...........................      300
7.35% Notes due 2026........................................      150        150
5.95% Notes due 2003........................................      100        100
9.50% Mortgage note due 2009................................       18         19
7.75% Convertible subordinated debentures due 2008..........        1          2
                                                               ------     ------
Total long-term debt........................................   $1,219     $  921
                                                               ======     ======

    In April 2000, State Street filed a universal shelf registration statement offering and sale of up to $1 billion of unsecured debt securities, capital securities, common stock, depositary shares and preferred stock, and warrants to purchase such securities, including any shares into which the preferred stock or depositary shares may be convertible. On June 15, 2000, State Street issued
$300 million in subordinated notes due 2010 at a coupon rate of 7.65%. These subordinated notes qualify as Tier 2 capital under federal regulatory guidelines. At December 31, 2000, $700 million of the shelf registration was available for issuance.

    In connection with the sale of the floating rate capital securities issued by Capital Trust I, State Street issued $150 million of floating rate junior subordinated deferrable interest debentures to Capital Trust I due in May 2028. Subsequent to that issuance, two interest rate swaps were entered into, to in effect, modify the interest expense from a floating rate to a fixed rate of 6.58%.

    State Street has established three statutory business trusts, which collectively issued $650 million of cumulative semi-annual income and quarterly income preferred securities ("capital securities"). The capital securities qualify as Tier 1 capital under federal regulatory guidelines. The proceeds of these issuances along with proceeds of related issuances of common securities of the trusts, were invested in junior subordinated debentures ("debentures") of State Street. The debentures are the sole assets of the trusts. State Street owns all of the common securities of the trusts.

    Payments to be made by the trusts on the capital securities are dependent on payments that State Street has committed to make, particularly the payments to be made by State Street on the debentures. Compliance by State Street would have the effect of providing a full, irrevocable and unconditional guarantee of the trusts' obligations under the capital securities.

    Distributions on the capital securities are included in interest expense and are payable from interest payments received on the debentures and are due semi-annually for Capital Securities A and B and quarterly for Capital Trust I, subject to deferral for up to five years under certain conditions. The capital securities are subject to mandatory redemption in whole at the stated maturity upon repayment of the debentures; with an option to redeem the debentures at any time by State Street upon the occurrence of certain tax events or changes to tax treatment, investment company regulation or capital treatment changes; or at any time after March 15, 2007 for the Capital Securities B, after December 30, 2006 for the Capital Securities A and after May 15, 2008 for the Capital Trust I securities.

    For Capital Securities A and B, redemptions are based on declining redemption prices according to the terms of the trust agreements. All redemptions are subject to federal regulatory approval.

    The 5.95% notes are unsecured obligations of State Street.

    The 9.50% mortgage note was fully collateralized by property at December 31, 2000. The scheduled principal payments for the next five years are $2 million for each year 2001 through 2005.

    The 7.75% debentures are convertible to common stock at a price of $2.875 per share, subject to adjustment for certain events. The debentures are redeemable at par, at State Street's option. During 2000 and 1999, debentures were converted into 400,000 and 47,000 shares of common stock, respectively. At December 31, 2000, 346,000 shares of common stock had been reserved for issuance upon conversion.

NOTE I

STOCKHOLDERS' EQUITY

    State Street's Board of Directors has authorized the purchase of 16 million shares of State Street common stock for use in employee benefit programs and for general corporate purposes. State Street may also buy shares for other deferred compensation plans that are not part of the stock purchase program. During 2000 and 1999, State Street purchased 821,000 and 2,425,000 shares of its common stock, respectively, at an average cost of $103 and $67 per share, respectively. As of December 31, 2000, cumulative shares purchased were 13,952,000, including 20,000 shares purchased for other deferred compensation plans that are not part of the stock purchase program.

    On December 21, 2000, State Street's Board of Directors approved a 2-for-1 stock split in the form of a 100% stock dividend, subject to the approval of an increase in the authorized shares by stockholders at the Annual Meeting in April 2001. Upon stockholder approval, the stock dividend would be distributed on May 30, 2001 to stockholders of record as of April 30, 2001.

    State Street has an Equity Incentive Plan with 15,900,000 shares of common stock approved for issuance for stock and stock-based awards including stock options, restricted and unrestricted stock, deferred stock, performance awards, and stock appreciation rights. At December 31, 2000, 4,866,000 shares were available for future awards under the 1997 Equity Incentive Plan. State Street has stock options outstanding from previous plans under which no further grants can be made.

    Stock options can expire no longer than ten years from the date of grant and the exercise price of nonqualified and incentive stock options may not be less than the fair value of such shares at the date of grant. Information on stock option activity starts with the table that follows.

    State Street has a number of restricted stock programs. Programs vary by restrictions, rights and vesting periods. In 2000 and 1999, 405,000 and 259,000 awards, net of cancellations, respectively, were granted. At December 31, 2000 a total of 1,297,000 awards were outstanding under these programs.

    Deferred stock awards vest over various time periods. In 2000 and 1999, 87,000 and 92,000 awards, net of cancellations, respectively, were granted. At December 31, 2000, a total of 136,000 awards were outstanding.

    Performance awards are earned over a performance period based on achievement of goals. Payment for performance awards is made in cash equal to the fair market value of State Street's common stock after the conclusion of each performance period. During 2000 and 1999, 432,000 and 9,000 performance awards, respectively, were granted.

    Compensation related to restricted stock awards, deferred stock awards and performance awards was $65 million, $35 million and $38 million for 2000, 1999 and 1998, respectively.

    Options outstanding and activity for the years ended December 31 consisted of the following:

                                                                                                  WEIGHTED
                                                                             OPTION PRICE         AVERAGE
(TOTAL DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA; SHARES IN THOUSANDS)       PER SHARE         OPTION PRICE    SHARES     TOTAL
-----------------------------------------------------------------------  --------------------   ------------   --------   --------
December 31, 1997..........................................              $         2.81-56.25      $25.92        6,944      $180
Granted....................................................                       52.44-69.53       67.80        2,242       152
Exercised..................................................                        2.81-52.44       15.47       (1,034)      (16)
Canceled...................................................                        3.51-68.31       36.70         (218)       (8)
                                                                         --------------------      ------       ------      ----

December 31, 1998..........................................                        2.81-69.53       38.79        7,934       308
Granted....................................................                       56.31-85.16       76.75        2,330       179
Exercised..................................................                        2.81-69.53       21.98       (1,026)      (23)
Canceled...................................................                       16.25-81.03       53.49         (306)      (16)
                                                                         --------------------      ------       ------      ----

December 31, 1999..........................................                        2.81-85.16       50.12        8,932       448
Granted....................................................                      67.31-121.48      111.12        2,597       288
Exercised..................................................                        2.81-81.03       30.09       (2,225)      (67)
Canceled...................................................                      16.25-118.78       70.33         (288)      (20)
                                                                         --------------------      ------       ------      ----

DECEMBER 31, 2000..........................................                       2.81-121.48       71.99        9,016      $649
                                                                         ====================      ======       ======      ====

    The weighted average remaining contractual life of the nine million of the stock options outstanding at December 31, 2000 is 7.8 years.

    At December 31, 2000, 1999, and 1998 a total of 3,707,000, 3,714,000 and
2,617,000 shares under options, respectively, were exercisable.

    As permitted by SFAS No. 123 "Accounting for Stock-Based Compensation," the Company has elected to account for its stock option plan under APB Opinion 25 "Accounting for Stock Issued to Employees" and adopt the disclosure only provisions of SFAS No. 123. Under APB 25, no compensation costs are recognized because the option exercise price is equal to the fair market price of the common stock on the date of the grant. Under SFAS No. 123, stock options are valued at grant date using the Black-Scholes valuation model and compensation costs are recognized pro rata over the vesting period. Had compensation costs been determined as prescribed by SFAS No. 123, the Company's net income and earnings per share would have been reduced to pro forma amounts indicated below.

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)                    2000       1999       1998
--------------------------------------------                  --------   --------   --------
NET INCOME:
As reported.................................................    $595       $619       $436
Pro forma...................................................     559        596        423

EARNINGS PER SHARE:
As reported.................................................    3.63       3.78       2.66
Pro forma...................................................    3.41       3.64       2.58
                                                                ====       ====       ====

    A Black-Scholes option pricing model was used for purposes of estimating the fair value of State Street's employee stock options at the grant date. The following are the weighted average assumptions for 2000, 1999 and 1998, respectively: risk-free interest rates of 5.75%, 5.90% and 5.15%; dividend yields of .73%, .92% and .86%; and volatility factors of the expected market price of State Street common stock of .30, .30 and .29. The weighted average life of the stock options granted is 4.1, 4.1 and 4.2 years for the years ended December 31, 2000, 1999 and 1998, respectively.

NOTE J

SHAREHOLDERS' RIGHTS PLAN

    In 1988, State Street declared a dividend of one preferred share purchase right for each outstanding share of common stock. In 1998, the Rights Agreement was amended and restated, whereby a right may be exercised, under certain conditions, to purchase one four-hundredths share of a series of participating preferred stock at an exercise price of $265, subject to adjustment. The rights become exercisable if a party acquires or obtains the right to acquire 10% or more of State Street's common stock or after commencement or public announcement of an offer for 10% or more of State Street's common stock. When exercisable, under certain conditions, each right also entitles the holder thereof to purchase shares of common stock, of either State Street or of the acquirer, having a market value of two times the then current exercise price of that right.

    The rights expire in September 2008, and may be redeemed at a price of $.0025 per right, subject to adjustment, at any time prior to expiration or the acquisition of 10% of State Street's common stock. Under certain circumstances, the rights may be redeemed after they become exercisable and may be subject to automatic redemption.

NOTE K

REGULATORY MATTERS

REGULATORY CAPITAL

    State Street is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on State Street's financial condition. Under capital adequacy guidelines, State Street must meet specific capital guidelines that involve quantitative measures of State Street's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. State Street's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

    Quantitative measures established by regulation to ensure capital adequacy require State Street and State Street Bank to maintain minimum risk-based and leverage ratios as set forth in the table that follows. The risk-based capital ratios are Tier 1 capital and Total capital to total adjusted risk-weighted assets and market-risk equivalents, and the leverage ratio is Tier 1 capital to quarterly average adjusted assets.

    As of December 31, 2000, State Street Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, State Street Bank must exceed the well capitalized guideline ratios, as set forth in the table, and meet certain other requirements. Management believes that State Street Bank exceeds all well capitalized requirements, and there have been no conditions or events since year-end that would change the status of well capitalized.

    The regulatory capital amounts and ratios were the following at December 31:

                                                  REGULATORY GUIDELINES(1)       STATE STREET        STATE STREET BANK
                                                  -------------------------   -------------------   -------------------
                                                                   WELL
(DOLLARS IN MILLIONS)                               MINIMUM     CAPITALIZED     2000       1999       2000       1999
---------------------                             -----------   -----------   --------   --------   --------   --------
RISK-BASED RATIOS:
Tier 1 capital..................................          4%            6%       14.5%      14.7%      13.4%      13.5%
Total capital...................................          8            10        15.6       14.7       13.5       13.7
Leverage ratio..................................          3             5         5.4        5.6        5.3        5.7
TIER 1 CAPITAL..................................                              $ 3,611    $ 3,119    $ 3,297    $ 2,841
TOTAL CAPITAL...................................                                3,885      3,121      3,331      2,889

ADJUSTED RISK-WEIGHTED ASSETS AND MARKET-RISK
  EQUIVALENTS:
On-balance sheet................................                              $17,382    $15,293    $17,114    $15,108
Off-balance sheet...............................                                6,930      5,451      6,935      5,464
Market-risk equivalent..........................                                  629        475        598        454
                                                                              -------    -------    -------    -------
TOTAL...........................................                              $24,941    $21,219    $24,647    $21,026
                                                                              =======    =======    =======    =======
QUARTERLY AVERAGE ADJUSTED ASSETS...............                              $66,944    $55,274    $62,201    $50,158
                                                                              =======    =======    =======    =======

------------------------

(1) State Street must meet the regulatory designation of "well capitalized" in order to maintain its status as a financial holding company. In addition, Regulation Y defines "well capitalized" for a bank holding company such as State Street for the purpose of determining eligibility for a streamlined review process for acquisition proposals (for such purposes, "well capitalized" requires State Street to maintain a minimum Tier 1 risk-based capital ratio of 6% and a minimum total risk-based capital ratio of 10%).

CASH, DIVIDEND, LOAN AND OTHER RESTRICTIONS

    During 2000, the subsidiary bank of State Street was required by the Federal Reserve Bank to maintain average reserve balances of $136 million. Federal and state banking regulations place certain restrictions on dividends paid by the subsidiary bank to State Street. At December 31, 2000, State Street Bank had $1.2 billion of retained earnings available for distribution to State Street in the form of dividends.

    The Federal Reserve Act requires that extensions of credit by State Street Bank to certain affiliates, including State Street, be secured by specific collateral, that the extension of credit to any one affiliate be limited to 10% of capital and surplus (as defined), and that extensions of credit to all such affiliates be limited to 20% of capital and surplus.

    At December 31, 2000, consolidated retained earnings included $58 million representing undistributed earnings of 50%-owned affiliates that are accounted for using the equity method.

NOTE L

QUARTERLY RESULTS OF OPERATIONS, SHARE AND PER SHARE DATA (UNAUDITED)

    The following is a tabulation of the unaudited quarterly results:

                                                                       2000 QUARTERS                    1999 QUARTERS
                                                         -----------------------------------------   --------------------
(DOLLARS AND SHARES IN MILLIONS, EXCEPT PER SHARE DATA)   FOURTH     THIRD      SECOND     FIRST     FOURTH(1)    THIRD
-------------------------------------------------------  --------   --------   --------   --------   ---------   --------
Fee revenue.....                                           $648       $656       $656       $705      $  557       $571
Interest revenue...                                         925        838        768        726         637        626
Interest expense...                                         692        603        553        514         442        428
                                                           ----       ----       ----       ----      ------       ----
Net interest revenue...                                     233        235        215        212         195        198
Provision for loan losses...                                  1          3          2          3           2          4
                                                           ----       ----       ----       ----      ------       ----
Net interest revenue after provision for loan losses...     232        232        213        209         193        194
Net gain on sale of the commercial banking business...                                                   282
                                                           ----       ----       ----       ----      ------       ----
Total revenue...                                            880        888        869        914       1,032        765
Operating expenses...                                       653        665        642        684         626        576
                                                           ----       ----       ----       ----      ------       ----
Income before income taxes...                               227        223        227        230         406        189
Income taxes....                                             79         73         79         80         157         63
                                                           ----       ----       ----       ----      ------       ----
NET INCOME......                                           $148       $150       $148       $150      $  249       $126
                                                           ====       ====       ====       ====      ======       ====
EARNINGS PER SHARE:
Basic...........                                           $.92       $.93       $.92       $.94      $ 1.55       $.78
Diluted.........                                            .90        .91        .90        .92        1.52        .77
AVERAGE SHARES OUTSTANDING:
Basic...........                                            161        161        161        160         160        161
Diluted.........                                            165        164        164        163         163        163

                                                            1999 QUARTERS
                                                         -------------------
(DOLLARS AND SHARES IN MILLIONS, EXCEPT PER SHARE DATA)   SECOND     FIRST
-------------------------------------------------------  --------   --------
Fee revenue.....                                           $575       $552
Interest revenue...                                         610        564
Interest expense...                                         416        370
                                                           ----       ----
Net interest revenue...                                     194        194
Provision for loan losses...                                  4          4
                                                           ----       ----
Net interest revenue after provision for loan losses...     190        190
Net gain on sale of the commercial banking business...
                                                           ----       ----
Total revenue...                                            765        742
Operating expenses...                                       577        557
                                                           ----       ----
Income before income taxes...                               188        185
Income taxes....                                             65         64
                                                           ----       ----
NET INCOME......                                           $123       $121
                                                           ====       ====
EARNINGS PER SHARE:
Basic...........                                           $.77       $.75
Diluted.........                                            .75        .74
AVERAGE SHARES OUTSTANDING:
Basic...........                                            161        161
Diluted.........                                            164        164

------------------------

(1) Results for the fourth quarter of 1999 included significant, non-recurring special items for the gain of $282 million, net of exit and other associated costs, on the sale of the commercial banking business and a one-time charge of $57 million on sales of securities related to the repositioning of the investment portfolio. Combined, these items increased net income by $130 million, equal to $.81 basic and $.79 diluted earnings per share.

NOTE M

LINES OF BUSINESS

    State Street reports two lines of business: Investment Services and Investment Management. Historical operating results for the commercial banking business, sold in 1999, are presented separately under the caption, "Business Divestiture." The historical revenue and expenses of this business include allocations of other items in accordance with existing methodologies for line of business presentation.

    State Street's significant products and services are presented within the underlying operating results. Intersegment revenue consists of compensation for deposit balances and other services.

    Further financial information by line of business is contained within
Part I, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Lines of Business". Significant products and services offered by State Street are included in Part I, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Fee Revenue".

    The following is a summary of the lines of business operating results for the years ended December 31:

                                                INVESTMENT SERVICES             INVESTMENT MANAGEMENT        BUSINESS DIVESTITURE
                                           ------------------------------   ------------------------------   ---------------------
(DOLLARS IN MILLIONS; TAXABLE EQUIVALENT)    2000     1999(1)      1998       2000     1999(1)      1998      1999(1)      1998
-----------------------------------------  --------   --------   --------   --------   --------   --------   ---------   ---------
Total revenue............................   $2,838     $2,314     $2,109      $777       $717       $558        $88         $98
Income before income taxes...............      791        612        550       180        121         97         50          50
Average assets (billions)................     61.2       51.2       42.8       1.7        1.1         .9        1.8         2.0

------------------------

(1) The 1999 results above do not include significant, non-recurring special items for the gain on the sale of the commercial banking business of $282 million, net of exit and other associated costs, and a one-time charge of $57 million on sales of securities related to the repositioning of the investment portfolio. Combined, and as presented in the Consolidated Statement of Income, these non-recurring items increased total revenue and income before income taxes by $225 million.

NOTE N

NET INTEREST REVENUE

    Net interest revenue consisted of the following for the years ended December 31:

(DOLLARS IN MILLIONS)                                           2000       1999       1998
---------------------                                         --------   --------   --------
Interest Revenue:
Deposits with banks.........................................   $  743     $  497     $  537
Investment securities:
  U.S. Treasury and federal agencies........................      520        399        313
  State and political subdivisions (exempt from federal
    tax)....................................................       84         71         77
  Other investments.........................................      324        222        167
Loans.......................................................      292        405        400
Securities purchased under resale agreements, securities
  borrowed and federal funds sold...........................    1,234        818        733
Trading account assets......................................       59         25         10
                                                               ------     ------     ------
Total interest revenue......................................    3,256      2,437      2,237
                                                               ------     ------     ------
Interest Expense:
Deposits....................................................    1,012        712        656
Other borrowings............................................    1,268        874        770
Long-term debt..............................................       82         70         66
                                                               ------     ------     ------
Total interest expense......................................    2,362      1,656      1,492
                                                               ------     ------     ------
NET INTEREST REVENUE........................................   $  894     $  781     $  745
                                                               ======     ======     ======

NOTE O

PROCESSING FEES AND OTHER FEE REVENUE

    Processing fees of $240 million, $209 million and $177 million for the years ended December 31, 2000, 1999 and 1998 included $95 million, $67 million and
$36 million, respectively, for brokerage services.

    Other fee revenue includes gain and losses on sales of investment securities, leased equipment and other assets, trading account profits and losses, profits and losses from joint ventures, and amortization of investments in tax-advantaged financings. In the fourth quarter of 1999, State Street reported a one-time charge of $57 million on the sales of securities related to the repositioning of the investment portfolio. This charge is included in other fee revenue.

NOTE P

EMPLOYEE BENEFIT PLANS

    State Street and certain of its subsidiaries participate in a noncontributory defined benefit plan. In addition to the primary plan, State Street has nonqualified supplemental plans that provide certain officers with defined pension benefits in excess of allowable tax deductions. Non-U.S. employees participate in local plans.

    State Street Bank and certain subsidiaries participate in a post-retirement plan that provides health care and insurance benefits for retired employees.

    Combined information for the defined benefit plan, the nonqualified supplemental plans and non-U.S. defined benefit plans, as well as the post-retirement plan as of December 31 is as follows:

                                                                DEFINED BENEFIT       POST-RETIREMENT
                                                                     PLAN                  PLAN
                                                              -------------------   -------------------
(DOLLARS IN MILLIONS)                                           2000       1999       2000       1999
---------------------                                         --------   --------   --------   --------
BENEFIT OBLIGATIONS:
Beginning of year...........................................   $  302     $  287     $  20      $  21
Current service cost........................................       26         27         1          1
Interest cost...............................................       23         19         1          1
Amendment and transfers in..................................                  11
Divestures..................................................       (1)
Actuarial losses (gains)....................................       21        (12)        1         (2)
Benefits paid...............................................      (24)       (30)       (1)        (1)
                                                               ------     ------     -----      -----
END OF YEAR.................................................   $  347     $  302     $  22      $  20
                                                               ======     ======     =====      =====
PLAN ASSETS AT FAIR VALUE:
Beginning of year...........................................   $  260     $  227
Actual return on plan assets................................       (4)        29
Contributions and transfers in..............................       37         34
Benefits paid...............................................      (24)       (30)
                                                               ------     ------     -----      -----
END OF YEAR.................................................   $  269     $  260
                                                               ======     ======     =====      =====
ACCRUED BENEFIT EXPENSE:
Underfunded status of the plans.............................   $   78     $   42     $  22      $  20
Unrecognized net asset (obligation) at transition...........        6          8       (13)       (14)
Unrecognized net (losses) gains.............................      (69)       (21)       12         13
Unrecognized prior service costs............................       (5)        (7)
                                                               ------     ------     -----      -----
TOTAL ACCRUED BENEFIT EXPENSE...............................   $   10     $   22     $  21      $  19
                                                               ======     ======     =====      =====
ACTUARIAL ASSUMPTIONS:
Discount rate used to determine benefit obligation..........     8.00%      7.75%     8.00%      7.75%
Rate of increase for future compensation....................     4.50       4.25
Expected long-term rate of return on assets.................    10.00      10.00

    The assumed health care cost trend rate used in measuring the post-retirement plan benefit obligation was 4.5%.

    For those plans that have accumulated benefit obligations in excess of plan assets as of December 31, 2000 and 1999, the aggregate benefit obligations are $49 million and $71 million, respectively, the plan assets are $2 million and $37 million, respectively, and the accumulated benefit obligations are $36 million and $56 million, respectively.

    If the health care cost trend rates were increased by 1%, the post-retirement benefit obligation as of December 31, 2000, would have increased 5%, and the aggregate expense for service and interest costs for 2000 would have increased by 7%. Conversely, if the health care cost trend rates were decreased by 1%, the post-retirement benefit obligation as of December 31, 2000, would have decreased 5%, and the aggregate expense for service and interest costs for 2000 would have decreased by 6%.

    The following table sets forth the actuarially-determined expenses for State Street's defined benefit and post-retirement plans for the years ended
December 31:

(DOLLARS IN MILLIONS)                                           2000       1999       1998
---------------------                                         --------   --------   --------
DEFINED BENEFIT PLANS:
Current service cost........................................    $ 26       $ 27       $ 20
Interest cost...............................................      23         19         17
Actual return on plan assets................................     (23)       (21)       (21)
Net amortization and deferral...............................       1          2
                                                                ----       ----       ----
TOTAL EXPENSE...............................................    $ 27       $ 27       $ 16
                                                                ====       ====       ====
POST-RETIREMENT PLAN:
Service cost................................................    $  1       $  1       $  1
Interest cost...............................................       1          1          1
Net amortization and deferral...............................       1          1
                                                                ----       ----       ----
TOTAL EXPENSE...............................................    $  3       $  3       $  2
                                                                ====       ====       ====

    Employees of State Street and certain subsidiaries are eligible to contribute a portion of their pre-tax salary to a 401(k) savings plan. State Street matches a portion of these contributions, and the related expense for the years ended December 31, was $16 million for 2000, $15 million for 1999 and $11 million for 1998. Further, employees in certain non-U.S. offices participate in other local plans. Expenses for these plans were $10 million, $7 million and $8 million for 2000, 1999 and 1998, respectively.

NOTE Q

OPERATING EXPENSES--OTHER

    The other category of operating expenses consisted of the following for the years ended December 31:

(DOLLARS IN MILLIONS)                                           2000       1999       1998
---------------------                                         --------   --------   --------
Professional services.......................................    $124       $117       $105
Advertising and sales promotion.............................      60         53         60
Other.......................................................     162        141        127
                                                                ----       ----       ----
TOTAL OPERATING EXPENSES--OTHER.............................    $346       $311       $292
                                                                ====       ====       ====

NOTE R

INCOME TAXES

    The provision for income taxes included in the Consolidated Statement of Income consisted of the following for the years ended December 31:

(DOLLARS IN MILLIONS)                                           2000       1999       1998
---------------------                                         --------   --------   --------
CURRENT:
Federal.....................................................    $ 67       $130       $ 42
State.......................................................      21         37         12
Non-U.S.....................................................      61         30         35
                                                                ----       ----       ----
Total current...............................................     149        197         89

DEFERRED:
Federal.....................................................     135        111         93
State.......................................................      27         41         39
                                                                ----       ----       ----
Total deferred..............................................     162        152        132
                                                                ----       ----       ----
TOTAL INCOME TAXES..........................................    $311       $349       $221
                                                                ====       ====       ====

    Income tax (expense) benefits related to net securities gains or losses was $(1) million, $23 million and $(4) million for 2000, 1999 and 1998, respectively. Current and deferred taxes for 1999 and 1998 have been reclassified to reflect the tax returns as actually filed.

    Income tax benefits (expense) reported in other comprehensive income in stockholders' equity for the years ended December 31 are as follows:

(DOLLARS IN MILLIONS)                                           2000       1999       1998
---------------------                                         --------   --------   --------
Stock option exercises......................................    $ 61       $22        $24
Investment portfolio fair value adjustments.................     (48)       48          4
Foreign currency translation................................       4         6         (4)

    Pre-tax income attributable to operations located outside the United States was $181 million, $85 million and $80 million in 2000, 1999 and 1998, respectively.

    Significant components of the deferred tax liabilities and assets at December 31 were as follows:

(DOLLARS IN MILLIONS)                                           2000       1999
---------------------                                         --------   --------
DEFERRED TAX LIABILITIES:
Lease financing transactions................................   $ 979       $797
Unrealized gain on available-for-sale securities............      14
Other.......................................................      48         34
                                                               -----       ----
Total deferred tax liabilities..............................   1,041        831

DEFERRED TAX ASSETS:
Unrealized loss on available-for-sale securities............                 31
Operating expenses..........................................      47         55
Deferred compensation.......................................      47         45
Allowance for loan losses...................................      23         21
Tax carryforwards...........................................      86         31
Depreciation, net...........................................      41         33
Other.......................................................      22         12
Valuation allowance.........................................      (5)        (3)
                                                               -----       ----
Total deferred tax assets...................................     261        225
                                                               -----       ----
NET DEFERRED TAX LIABILITIES................................   $ 780       $606
                                                               =====       ====

    At December 31, 2000, State Street had U.S. foreign tax credit carryforwards of $58 million, minimum tax credit carryforwards of $18 million, non-U.S. tax loss carryforwards of $6 million and general business credit carryforwards of $4 million. U.S. foreign tax credit carryforwards of $8 million, $39 million and $11 million will expire if not used by December 31, 2003, 2004 and 2005, respectively. Non-U.S. tax losses of $2 million will expire in 2004. Remaining tax losses carry forward indefinitely.

    A reconciliation of the U.S. statutory income tax rate to the effective tax rate based on income before taxes is as follows for the years ended
December 31:

                                                                2000           1999           1998
                                                              --------       --------       --------
U.S. federal income tax rate................................    35.0%          35.0%          35.0%

CHANGES FROM STATUTORY RATE:
State taxes, net of federal benefit.........................     4.2            4.2            4.1
Tax-exempt interest revenue, net of disallowed interest.....    (3.0)          (2.9)          (3.6)
Tax credits.................................................    (2.7)          (2.4)          (2.6)
Other, net..................................................      .8             .2             .7
Special items(1)............................................                    2.0
                                                                ----           ----           ----
EFFECTIVE TAX RATE..........................................    34.3%          36.1%          33.6%
                                                                ====           ====           ====

------------------------

(1) The adjustment for significant, non-recurring special items reported in 1999 above includes the increase in the effective tax rate resulting from the gain on the sale of State Street's commercial banking business and the one-time charge on the sales of securities related to the repositioning of the investment portfolio. Accordingly, other changes from the statutory rate are computed without regard to the gain and losses from special items discussed above.

NOTE S

EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31:

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)                    2000       1999       1998
--------------------------------------------                  --------   --------   --------
Net Income..................................................  $    595   $    619   $    436

EARNINGS PER SHARE:
Basic.......................................................  $   3.70   $   3.85   $   2.71
Diluted.....................................................      3.63       3.78       2.66

AVERAGE SHARES OUTSTANDING (THOUSANDS):
Basic average shares........................................   160,839    160,660    160,937
EFFECT OF DILUTIVE SECURITIES:
Stock options and stock awards..............................     2,640      2,319      2,133
7.75% convertible subordinated debentures...................       565        772        857
                                                              --------   --------   --------
Dilutive average shares.....................................   164,044    163,751    163,927
                                                              ========   ========   ========

NOTE T

CONTINGENT LIABILITIES

    State Street provides accounting, administration, custody, daily pricing, investment management, securities lending, foreign exchange, cash management, trading and information services to clients worldwide. Assets under custody and assets under management are held by State Street in a fiduciary or custodial capacity and are not included in the Consolidated Statement of Condition because such items are not assets of State Street. Management conducts regular reviews of its responsibilities for these services and considers the results in preparing its financial statements. In the opinion of management, there are no contingent liabilities at December 31, 2000 that would have a material adverse effect on State Street's financial position or results of operations.

    State Street is subject to pending and threatened legal actions that arise in the normal course of business. In the opinion of management, after discussion with counsel, these actions can be successfully defended or resolved without a material adverse effect on State Street's financial position or results of operations.

NOTE U

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS, INCLUDING DERIVATIVES

    An off-balance sheet derivative instrument is a contract or agreement whose value is derived from interest rates, currency exchange rates or other financial indices. Derivative instruments include forwards, futures, swaps, options and other instruments with similar characteristics. The use of these instruments generates fee or interest revenue.

    Interest rate contracts involve an agreement with a counterparty to exchange cash flows based on the movement of an underlying interest rate index. An interest rate swap agreement involves the exchange of a series of interest payments, either at a fixed or variable rate, based upon the notional amount without the exchange of the underlying principal amount. An interest rate option contract provides the purchaser, for a premium, the right, but not the obligation, to buy or sell the underlying financial instrument at a set price at or during a specified period. An interest rate futures contract is a commitment to buy or sell, at a future date, a financial instrument at a contracted price; it may be settled in cash or through the delivery of the contracted instrument.

    Foreign exchange contracts involve an agreement to exchange the currency of one country for the currency of another country at an agreed-upon rate and settlement date. Foreign exchange contracts consist of swap agreements and forward and spot contracts.

    The following table summarizes the contractual or notional amounts of derivative financial instruments held or issued for trading and balance sheet management at December 31:

(DOLLARS IN MILLIONS)                                           2000       1999
---------------------                                         --------   --------
TRADING:

INTEREST RATE CONTRACTS:
Swap agreements.............................................  $  3,025   $  1,986
Options and caps purchased..................................       323        148
Options and caps written....................................       413        279
Futures--short position.....................................     5,046      3,836
Options on futures purchased................................       320        705
Options on futures written..................................       460        900

FOREIGN EXCHANGE CONTRACTS:
Forward, swap and spot......................................   138,057    122,795
Options purchased...........................................         2        187
Options written.............................................         2        205

BALANCE SHEET MANAGEMENT:

INTEREST RATE CONTRACTS:
Swap agreements.............................................       180        180
Options and caps purchased..................................                   30

    State Street's risk exposure from interest rate and foreign exchange contracts results from the possibility that one party may default on its contractual obligation or from movements in exchange or interest rates. Credit risk is limited to the positive market value of the derivative financial instrument, which is significantly less than the notional value. The notional value provides the basis for determining the exchange of contractual cash flows. The exposure to credit loss can be estimated by calculating the cost, on a present-value basis, to replace at current market rates all profitable contracts at year end. The estimated aggregate replacement cost of derivative financial instruments in a net positive position was $3.0 billion at December 31, 2000 and $1.6 billion at December 31, 1999.

    The foreign exchange contracts have been reduced by offsetting balances with the same counterparty where a master netting agreement exists.

    The following table represents the fair value as of December 31, and average fair value for the years ended December 31, of financial instruments held or issued for trading purposes:

                                                                            AVERAGE
(DOLLARS IN MILLIONS)                                         FAIR VALUE   FAIR VALUE
---------------------                                         ----------   ----------
2000:

FOREIGN EXCHANGE CONTRACTS:
Contracts in a receivable position..........................    $2,124       $1,517
Contracts in a payable position.............................     2,097        1,464

OTHER FINANCIAL INSTRUMENT CONTRACTS:
Contracts in a receivable position..........................        19           24
Contracts in a payable position.............................        37           16

1999:

FOREIGN EXCHANGE CONTRACTS:
Contracts in a receivable position..........................    $1,160       $1,222
Contracts in a payable position.............................     1,127        1,251

OTHER FINANCIAL INSTRUMENT CONTRACTS:
Contracts in a receivable position..........................        40           19
Contracts in a payable position.............................         7            4

    Net foreign exchange trading revenue related to foreign exchange contracts totaled $387 million, $306 million and $289 million for 2000, 1999 and 1998, respectively. For other financial instrument contracts, there was a loss of $29 million in 2000, a gain of $14 million in 1999 and a loss of $6 million in 1998. Future cash requirements, if any, related to foreign currency contracts are represented by the gross amount of currencies to be exchanged under each contract unless State Street and the counterparty have agreed to pay or receive the net contractual settlement amount on the settlement date. Future cash requirements on other financial instruments are limited to the net amounts payable under the agreements.

    Credit-related financial instruments include indemnified securities on loan, commitments to extend credit or purchase assets, standby letters of credit, and letters of credit. The maximum credit risk associated with credit-related financial instruments is measured by the contractual amounts of these instruments.

    On behalf of its clients, State Street lends their securities to creditworthy brokers and other institutions. In certain circumstances, State Street may indemnify its clients for the fair market value of those securities against a failure of the borrower to return such securities. State Street requires the borrowers to provide collateral in an amount equal to or in excess of 102% of the fair market value of the securities borrowed. The borrowed securities are revalued daily to determine if additional collateral is necessary. State Street held, as collateral, cash and U.S. government securities totaling $105.9 billion and $79.7 billion for indemnified securities on loan at December 31, 2000 and 1999, respectively.

    Loan commitments (unfunded loans and unused lines of credit), asset purchase agreements, standby letters of credit and letters of credit are issued to accommodate the financing needs of State Street's clients. Loan commitments are agreements by State Street to lend monies at a future date. Asset purchase agreements are commitments to purchase receivables or securities from a third party, subject to conditions established in the agreement. Standby letters of credit and letters of credit commit State Street to make payments on behalf of clients when certain specified events occur.

    These loan, asset purchase and letter of credit commitments are subject to the same credit policies and reviews as loans. The amount and nature of collateral is obtained based upon management's assessment of the credit risk. Approximately 89% of the loan commitments and asset purchase agreements expire within one year from the date of issue. Since many of the commitments are expected to expire without being drawn, the total commitment amounts do not necessarily represent future cash requirements.

    The following is a summary of the contractual amount of credit-related, off-balance sheet financial instruments at December 31:

(DOLLARS IN MILLIONS)                                           2000       1999
---------------------                                         --------   --------
Indemnified securities on loan..............................  $101,438   $77,352
Loan commitments............................................    11,367    10,404
Asset purchase agreements...................................     7,112     3,585
Standby letters of credit...................................     4,028     3,128
Letters of credit...........................................       218       171

NOTE V

FAIR VALUE OF FINANCIAL INSTRUMENTS

    State Street uses the following methods to estimate the fair value of financial instruments.

    For financial instruments that have quoted market prices, those quotes are used to determine fair value. Financial instruments that have no defined maturity, have a remaining maturity of 180 days or less, or reprice frequently to a market rate are assumed to have a fair value that approximates reported book value, after taking into consideration any applicable credit risk. If no market quotes are available, financial instruments are valued by discounting the expected cash flow(s) using an estimated current market interest rate for the financial instrument. For off-balance sheet derivative instruments, fair value is estimated as the amount that State Street would receive or pay to terminate the contracts at the reporting date, taking into account the current unrealized gains or losses on open contracts.

    The short maturity of State Street's assets and liabilities results in having a significant number of financial instruments whose fair value equals or closely approximates reported balance sheet value. Such financial instruments are reported in the following balance sheet captions: cash and due from banks, interest-bearing deposits with banks, securities purchased under resale agreements and securities borrowed, federal funds sold, deposits, securities sold under repurchase agreements, federal funds purchased, and other short-term borrowings. Fair value of trading accounts equals the carrying value. As of December 31, 2000 and 1999, the fair value of interest rate contracts used for balance sheet management were receivables of $5 million and $21 million, respectively. There is no reported cost for loan commitments since terms are at prevailing market rates.

    The reported value and fair value for other balance sheet captions at December 31 are as follows:

                                                              REPORTED     FAIR
(DOLLARS IN MILLIONS)                                          VALUE      VALUE
---------------------                                         --------   --------
2000:

INVESTMENT SECURITIES:
Available for sale..........................................  $12,420    $12,420
Held to maturity............................................    1,320      1,323
Net loans (excluding leases)................................    3,419      3,419
Long-term debt..............................................    1,219      1,392

1999:

INVESTMENT SECURITIES:
Available for sale..........................................  $13,436    $13,436
Held to maturity............................................    1,267      1,256
Net loans (excluding leases)................................    2,703      2,705
Long-term debt..............................................      921        952

NOTE W

NON-U.S. ACTIVITIES

    Non-U.S. activities, as defined by the Securities and Exchange Commission, are considered to be those revenue-producing assets and transactions that arise from clients domiciled outside the United States.

    Due to the nature of State Street's business, it is not possible to segregate precisely U.S. and non-U.S. activities. The determination of earnings attributable to non-U.S. activities requires internal allocations for resources common to non-U.S. and U.S. activities. Subjective judgments have been used to arrive at the operating results for non-U.S. activities. Interest expense allocations are based on the average cost of short-term borrowed funds.

    Allocations for operating expenses and certain administrative costs are based on services provided and received.

    The following table summarizes non-U.S. operating results for the years ended December 31, and assets as of December 31, based on the domicile location of clients:

(DOLLARS IN MILLIONS)                                           2000       1999       1998
---------------------                                         --------   --------   --------
Fee revenue.................................................  $   589    $   469    $   403
Interest revenue............................................      949        680        675
Interest expense............................................      648        418        430
                                                              -------    -------    -------
Net interest revenue........................................      301        262        245
Provision for loan losses...................................        2          4          4
                                                              -------    -------    -------
Total revenue...............................................      888        727        644
Operating expenses..........................................      629        531        473
                                                              -------    -------    -------
Income before income taxes..................................      259        196        171
Income taxes................................................      102         76         61
                                                              -------    -------    -------
Net Income..................................................  $   157    $   120    $   110
                                                              =======    =======    =======
Assets:
Interest-bearing deposits with banks........................  $21,295    $16,902    $12,085
Loans and other assets......................................    3,709      4,610      2,761
                                                              -------    -------    -------
TOTAL ASSETS................................................  $25,004    $21,512    $14,846
                                                              =======    =======    =======

NOTE X

FINANCIAL STATEMENTS OF STATE STREET CORPORATION (PARENT ONLY)

STATEMENT OF INCOME

(DOLLARS IN MILLIONS) YEAR ENDED DECEMBER 31,                   2000       1999       1998
---------------------------------------------                 --------   --------   --------
Interest on securities purchased under resale agreements....    $308       $210       $125
Cash dividends from bank subsidiary.........................     144        194         30
Cash dividends from nonbank subsidiaries....................       6          5
Other, net..................................................      37         22         11
                                                                ----       ----       ----
Total revenue...............................................     495        431        166
Interest on securities sold under repurchase agreements.....     285        196        113
Other interest expense......................................      94         70         66
Other expenses..............................................       5          8          2
                                                                ----       ----       ----
Total expenses..............................................     384        274        181
Income tax expense (benefit)................................       1         (5)       (18)
                                                                ----       ----       ----
Income before equity in undistributed income of subsidiaries
  and affiliate.............................................     110        162          3

EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES AND
  AFFILIATE:
Consolidated bank subsidiary................................     465        424        417
Consolidated nonbank subsidiaries and unconsolidated
  affiliate.................................................      20         33         16
                                                                ----       ----       ----
NET INCOME..................................................    $595       $619       $436
                                                                ====       ====       ====

STATEMENT OF CONDITION

(DOLLARS IN MILLIONS) AS OF DECEMBER 31,                        2000       1999
----------------------------------------                      --------   --------
ASSETS:
Interest-bearing deposits with bank subsidiary..............   $  351     $  115
Securities purchased under resale agreements................    5,234      5,240
Available-for-sale securities...............................       32         19
INVESTMENT IN SUBSIDIARIES:
Consolidated bank subsidiary................................    3,583      3,009
Consolidated nonbank subsidiaries...........................      284        223
Unconsolidated affiliate....................................       61         48
NOTES AND OTHER RECEIVABLES FROM:
Consolidated bank subsidiary................................       57
Consolidated nonbank subsidiaries...........................      141         54
Other assets................................................       66         77
                                                               ------     ------
TOTAL ASSETS................................................   $9,809     $8,785
                                                               ======     ======
LIABILITIES:
Securities sold under repurchase agreements.................   $4,766     $5,061
Commercial paper............................................      467        100

ACCRUED TAXES, EXPENSES AND OTHER LIABILITIES DUE TO:
Consolidated bank subsidiary................................                   8
Consolidated nonbank subsidiaries...........................       10          8
Others......................................................       85         35
Long-term debt..............................................    1,219        921
                                                               ------     ------
Total Liabilities...........................................    6,547      6,133
                                                               ------     ------
Stockholders' Equity........................................    3,262      2,652
                                                               ------     ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................   $9,809     $8,785
                                                               ======     ======

STATEMENT OF CASH FLOWS

(DOLLARS IN MILLIONS) YEAR ENDED DECEMBER 31,                   2000       1999       1998
---------------------------------------------                 --------   --------   --------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES............    $138      $  157     $  (45)

INVESTING ACTIVITIES:

NET (PAYMENTS FOR) PROCEEDS FROM:
Investments in nonbank subsidiaries.........................     (39)        (76)       (13)
Securities purchased under resale agreements................       6      (1,683)    (3,237)
Purchase of available-for-sale securities...................     (24)         (3)       (39)
Interest-bearing deposits with banks........................                  75        (75)
Interest-bearing deposits with bank subsidiary..............    (236)        (69)       (45)
Notes receivable from subsidiaries..........................    (111)         65        (25)
Other.......................................................      10          36         19
                                                                ----      ------     ------
NET CASH USED BY INVESTING ACTIVITIES.......................    (394)     (1,655)    (3,415)

FINANCING ACTIVITIES:
Net proceeds from commercial paper..........................     352         100
Proceeds from issuance of long-term debt....................     300                    153
Proceeds from issuance of common and treasury stock.........      89          38         31
Payments for cash dividends.................................    (106)        (93)       (84)
Payments for purchase of common stock.......................     (84)       (163)      (100)
Net (payments for) proceeds from short term borrowing.......    (295)      1,616      3,445
                                                                ----      ------     ------
NET CASH PROVIDED BY FINANCING ACTIVITIES...................     256       1,498      3,445
                                                                ----      ------     ------
NET CHANGE..................................................                            (15)
Cash and due from banks at beginning of year................                             15
                                                                ----      ------     ------
CASH AND DUE FROM BANKS AT END OF YEAR......................    $  0      $    0     $    0
                                                                ====      ======     ======

NOTE Y

SUBSEQUENT EVENT

    At December 31, 2000, State Street held a $50 million investment in Bridge Information Systems (Bridge). On February 6, 2001, State Street announced that it is closely monitoring Bridge's announced proposal to implement recapitalization by filing a Prepackaged Plan of Reorganization under Chapter 11 of the United States Bankruptcy Code.

                         REPORT OF INDEPENDENT AUDITORS

THE STOCKHOLDERS AND BOARD OF DIRECTORS

STATE STREET CORPORATION

    We have audited the accompanying consolidated statements of condition of State Street Corporation as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of State Street Corporation at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Boston, Massachusetts
January 17, 2001
except for Note Y, as to which the date is February 6, 2001

                          SUPPLEMENTAL FINANCIAL DATA

CONDENSED AVERAGE STATEMENT OF CONDITION WITH NET INTEREST REVENUE ANALYSIS

                                                            2000                             1999                  1998
                                               ------------------------------   ------------------------------   --------
                                               AVERAGE               AVERAGE    AVERAGE               AVERAGE    AVERAGE
(DOLLARS IN MILLIONS; TAXABLE EQUIVALENT)      BALANCE    INTEREST     RATE     BALANCE    INTEREST     RATE     BALANCE
-----------------------------------------      --------   --------   --------   --------   --------   --------   --------
ASSETS
Interest-bearing deposits with banks.........  $16,399     $  743      4.53%    $13,043     $  497      3.81%    $11,271
Securities purchased under resale agreements
  and securities borrowed....................   18,531      1,159      6.26      15,663        786      5.02      12,876
Federal funds sold...........................    1,186         75      6.30         652         32      4.95         762
Trading account assets.......................    1,083         54      4.99         645         24      3.68         268
INVESTMENT SECURITIES:
U.S. Treasury and federal agencies...........    8,308        520      6.26       7,230        399      5.51       5,337
State and political subdivisions.............    1,932        133      6.91       1,691        102      6.05       1,729
Other investments............................    4,954        324      6.54       3,780        222      5.89       2,816
                                               -------     ------      ----     -------     ------      ----     -------
Total investment securities..................   15,194        977      6.43      12,701        723      5.69       9,882
LOANS:
Commercial and financial.....................    2,895        129      4.47       4,173        230      5.51       4,175
Real estate..................................                                        66          5      7.96          73
Non-U.S......................................      890         56      6.32       1,138         62      5.46         970
Lease financing, U.S. and Non-U.S............    1,659        128      7.69       1,408        118      8.32       1,129
                                               -------     ------      ----     -------     ------      ----     -------
Total loans..................................    5,444        313      5.75       6,785        415      6.11       6,347
                                               -------     ------      ----     -------     ------      ----     -------
Total Interest-Earning Assets................   57,837      3,321      5.74      49,489      2,477      5.00      41,406
Cash and due from banks......................    1,267                            1,244                              926
Allowance for loan losses....................      (53)                             (81)                             (90)
Premises and equipment.......................      718                              747                              633
Other assets.................................    3,154                            2,696                            2,835
                                               -------                          -------                          -------
TOTAL ASSETS.................................  $62,923                          $54,095                          $45,710
                                               =======                          =======                          =======
LIABILITIES AND STOCKHOLDERS' EQUITY
INTEREST-BEARING DEPOSITS:
U.S..........................................  $ 2,779        153      5.51     $ 3,178        129      4.06     $ 2,635
Non-U.S......................................   24,615        859      3.48      20,098        583      2.90      16,294
                                               -------     ------      ----     -------     ------      ----     -------
Total interest-bearing deposits..............   27,394      1,012      3.69      23,276        712      3.06      18,929
Securities sold under repurchase
  agreements.................................   19,867      1,182      5.95      16,988        810      4.77      13,775
Federal funds purchased......................      729         46      6.33         842         41      4.90         704
Other short-term borrowings..................      673         40      6.04         508         23      4.62         619
Notes payable................................                                                                          4
Long-term debt...............................    1,080         82      7.62         922         70      7.63         867
                                               -------     ------      ----     -------     ------      ----     -------
TOTAL INTEREST-BEARING LIABILITIES...........   49,743      2,362      4.75      42,536      1,656      3.89      34,898
Noninterest-bearing deposits.................    7,198                            6,527                            6,254
Other liabilities............................    3,052                            2,553                            2,401
Stockholders' equity.........................    2,930                            2,479                            2,157
                                               -------                          -------                          -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...  $62,923                          $54,095                          $45,710
                                               =======                          =======                          =======
Net interest revenue.........................              $  959                           $  821
                                                           ======                           ======
Excess of rate earned over rate paid.........                           .99%                            1.11%
                                                                       ====                             ====
Net Interest Margin(1).......................                          1.66%                            1.66%
                                                                       ====                             ====

                                                      1998                        1997                             1996
                                               -------------------   ------------------------------   ------------------------------
                                                          AVERAGE    AVERAGE               AVERAGE    AVERAGE               AVERAGE
(DOLLARS IN MILLIONS; TAXABLE EQUIVALENT)      INTEREST     RATE     BALANCE    INTEREST     RATE     BALANCE    INTEREST     RATE
-----------------------------------------      --------   --------   --------   --------   --------   --------   --------   --------
ASSETS
Interest-bearing deposits with banks.........   $ 537       4.76%    $ 8,516     $ 415       4.88%    $ 7,041     $ 336       4.78%
Securities purchased under resale agreements
  and securities borrowed....................     691       5.37       6,413       354       5.52       6,010       326       5.43
Federal funds sold...........................      42       5.46         708        39       5.57         561        30       5.35
Trading account assets.......................      10       3.61         153         9       5.60         326        18       5.41
INVESTMENT SECURITIES:
U.S. Treasury and federal agencies...........     313       5.88       5,980       360       6.03       4,319       261       6.03
State and political subdivisions.............     105       6.08       1,645       105       6.37       1,478        92       6.25
Other investments............................     170       6.03       2,659       163       6.12       2,111       127       6.01
                                                -----       ----     -------     -----       ----     -------     -----       ----
Total investment securities..................     588       5.95      10,284       628       6.11       7,908       480       6.06
LOANS:
Commercial and financial.....................     248       5.93       3,494       215       6.15       2,938       185       6.30
Real estate..................................       6       8.55          99         9       8.72         106         9       8.76
Non-U.S......................................      62       6.37         882        61       6.98         815        52       6.40
Lease financing, U.S. and Non-U.S............      93       8.29         876        69       7.86         654        44       6.73
                                                -----       ----     -------     -----       ----     -------     -----       ----
Total loans..................................     409       6.45       5,351       354       6.61       4,513       290       6.42
                                                -----       ----     -------     -----       ----     -------     -----       ----
Total Interest-Earning Assets................   2,277       5.50      31,425     1,799       5.73      26,359     1,480       5.61
Cash and due from banks......................                          1,119                            1,164
Allowance for loan losses....................                            (76)                             (70)
Premises and equipment.......................                            475                              458
Other assets.................................                          2,483                            1,572
                                                                     -------                          -------
TOTAL ASSETS.................................                        $35,426                          $29,483
                                                                     =======                          =======
LIABILITIES AND STOCKHOLDERS' EQUITY
INTEREST-BEARING DEPOSITS:
U.S..........................................     115       4.38     $ 2,234        95       4.23     $ 2,247        94       4.18
Non-U.S......................................     542       3.33      12,645       417       3.30      10,372       331       3.19
                                                -----       ----     -------     -----       ----     -------     -----       ----
Total interest-bearing deposits..............     657       3.47      14,879       512       3.44      12,619       425       3.37
Securities sold under repurchase
  agreements.................................     703       5.11       9,598       499       5.20       7,819       394       5.05
Federal funds purchased......................      37       5.28         291        15       5.26         357        19       5.18
Other short-term borrowings..................      29       4.66         602        30       5.03         707        36       5.04
Notes payable................................               6.40          76         3       4.34         124         3       2.47
Long-term debt...............................      66       7.62         717        55       7.70         213        15       6.95
                                                -----       ----     -------     -----       ----     -------     -----       ----
TOTAL INTEREST-BEARING LIABILITIES...........   1,492       4.28      26,163     1,114       4.26      21,839       892       4.08
Noninterest-bearing deposits.................                          5,288                            4,638
Other liabilities............................                          2,128                            1,388
Stockholders' equity.........................                          1,847                            1,618
                                                                     -------                          -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...                        $35,426                          $29,483
                                                                     =======                          =======
Net interest revenue.........................   $ 785                            $ 685                            $ 588
                                                =====                            =====                            =====
Excess of rate earned over rate paid.........               1.22%                            1.47%                            1.53%
                                                            ====                             ====                             ====
Net Interest Margin(1).......................               1.90%                            2.18%                            2.23%
                                                            ====                             ====                             ====

------------------------------

(1) Net interest margin is taxable equivalent net interest revenue divided by average interest-earning assets.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information concerning State Street's directors will appear in State Street's Proxy Statement for the 2001 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2001, under the caption "Election of Directors". Such information is incorporated herein by reference.

    Information concerning State Street's executive officers appears under the caption "Executive Officers of the Registrant" in Item 4.A of this Report.

    Information concerning compliance with Section 16(a) of the Securities Exchange Act will appear in State Street's Proxy Statement for the 2001 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2001, under the caption "Section 16(a) Beneficial Ownership Reporting Compliance". Such information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    Information in response to this item will appear in State Street's Proxy Statement for the 2001 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2001, under the captions "Executive Compensation", "Compensation of Directors", "Retirement Benefits", "General Information--Executive Compensation Committee", "Report of the Executive Compensation Committee", and "Stockholder Return Performance Presentation". Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information concerning security ownership of certain beneficial owners and management will appear in State Street's Proxy Statement for the 2001 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2001, under the caption "Beneficial Ownership of Shares". Such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information concerning certain relationships and related transactions will appear in State Street's Proxy Statement for the 2001 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2001, under the caption "Certain Transactions". Such information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)(1) FINANCIAL STATEMENTS

    The following consolidated financial statements of State Street are included in Item 8 hereof:

    Consolidated Statement of Income--Years ended December 31, 2000, 1999 and
    1998
    Consolidated Statement of Condition--December 31, 2000 and 1999 Consolidated Statement of Changes in Stockholders' Equity--Years ended December 31, 2000, 1999 and 1998
    Consolidated Statement of Cash Flows--Years ended December 31, 2000, 1999 and 1998
    Notes to Financial Statements
    Report of Independent Auditors

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

       10.7A            Amendment No. 1 dated as of October 19, 1995 to Registrant's
                        1994 Stock Option and Performance Unit Plan (filed with the
                        Securities and Exchange Commission as Exhibit 10.13A to
                        Registrant's Annual Report on Form 10-K for the year ended
                        December 31, 1995 and incorporated by reference)

       10.7B            Amendment No. 2 dated as of June 20, 1996 to Registrant's
                        1994 Stock Option and Performance Unit Plan (filed with the
                        Securities and Exchange Commission as Exhibit 10.7B to
                        Registrant's Annual Report on Form 10-K for the year ended
                        December 31, 1998 and incorporated by reference)

       10.7C            Amendment No. 3 dated as of June 28, 2000 to Registrant's
                        1994 Stock Option and Performance Unit Plan, as amended
                        (filed with the Securities and Exchange Commission as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated by reference)

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

       10.15B           Amendment No. 3 dated as of April 24, 2000 to Registrant's
                        1997 Equity Incentive Plan, as amended (filed with the
                        Securities and Exchange Commission as Exhibit 10.1 to
                        Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and incorporated by reference)

       10.15C           Amendment No. 4 dated as of June 28, 2000 to Registrant's
                        1997 Equity Incentive Plan, as amended (filed with the
                        Securities and Exchange Commission as Exhibit 10.2 to
                        Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated by reference)

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

       10.18            Description of 2000 deferred stock awards (to be filed with the Securities and Exchange Commission under the heading
                        "Compensation of Directors" in Registrant's Proxy Statement
                        for the 2001 Annual Meeting and incorporated by reference)

       10.19            Amended and Restated Deferred Compensation Plan for
                        Directors of State Street Corporation (filed with the
                        Securities and Exchange Commission as Exhibit 10.1 to
                        Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated by reference)

       10.20            Amended and Restated Deferred Compensation Plan for
                        Directors of State Street Bank and Trust Company (filed with the Securities and Exchange Commission as Exhibit 10.2 to
                        Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and incorporated by reference)

       10.21            Registrant's 401(k) Restoration and Voluntary Deferral Plan
                        (filed with the Securities and Exchange Commission as
                        Exhibit 10 to Registrant's Quarterly Report on Form 10-Q for
                        the quarter ended June 30, 2000 and incorporated by
                        reference)

       10.22            Individual Agreement dated December 8, 1997 with Maureen S.
                        Bateman

       11.1             Computation of Earning per Share (information appears in
                        Note S to the Notes to the Consolidated Financial Statements
                        included in Part I, Item 8, "Financial Statements and
                        Supplementary Data")

       12.1             Statement of ratio of earnings to fixed charges

       21.1             Subsidiaries of State Street Corporation

       23.1             Consent of Independent Auditors

(B) REPORTS ON FORM 8-K

    A current report on Form 8-K dated December 7, 2000 was filed, by the Registrant, on December 8, 2000 with the Securities and Exchange Commission that reported an agreement to purchase a majority interest in Bel Air Investment Advisors, LLC, a Los Angeles-based independent investment firm, for a total price of $217 million. The transaction closed on February 8, 2001.

    A current report on Form 8-K dated January 17, 2001 was filed, by the Registrant, on January 17, 2001 with the Securities and Exchange Commission that reported the Corporation's fourth quarter and full-year 2000 operating results.

    A current report on Form 8-K dated February 6, 2001 was filed, by the Registrant, on February 6, 2001 with the Securities and Exchange Commission that reported the Corporation's interest in Bridge Information Systems, Inc., a company experiencing financial difficulties.

    A current report on Form 8-K dated February 15, 2000 was filed, by the Registrant, on February 15, 2001 with the Securities and Exchange Commission that reported that the Registrant has completed the purchase of a majority interest in Bel Air Investment Advisors, LLC, a Los Angeles-based independent investment firm.

                                   SIGNATURES

    Pursuant to the requirement of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, on February 15, 2001, thereunto duly authorized.

                                                       STATE STREET CORPORATION

                                                       By:  /s/ FREDERICK P. BAUGHMAN
                                                            -------------------------------------------
                                                            FREDERICK P. BAUGHMAN,
                                                            SENIOR VICE PRESIDENT, CONTROLLER
                                                            AND CHIEF ACCOUNTING OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 15, 2001 by the following persons on behalf of the registrant and in the capacities indicated.

OFFICERS:

/s/ DAVID A. SPINA                                     /s/ RONALD L. O'KELLEY
-------------------------------------------            -------------------------------------------
DAVID A. SPINA,                                        RONALD L. O'KELLEY,
CHAIRMAN AND CHIEF EXECUTIVE OFFICER                   EXECUTIVE VICE PRESIDENT,
                                                       CHIEF FINANCIAL OFFICER
                                                       AND TREASURER

                                                       /S/ FREDERICK P. BAUGHMAN
                                                       -------------------------------------------
                                                       FREDERICK P. BAUGHMAN,
                                                       SENIOR VICE PRESIDENT, CONTROLLER
                                                       AND CHIEF ACCOUNTING OFFICER

DIRECTORS:

/s/ RONALD E. LOGUE
-------------------------------------------            -------------------------------------------
RONALD E. LOGUE                                        NICHOLAS A. LOPARDO

/s/ TENLEY E. ALBRIGHT                                 /s/ I. MACALLISTER BOOTH
-------------------------------------------            -------------------------------------------
TENLEY E. ALBRIGHT, M.D.                               I. MACALLISTER BOOTH

/s/ JAMES I. CASH, JR.                                 /s/ TRUMAN S. CASNER
-------------------------------------------            -------------------------------------------
JAMES I. CASH, JR.                                     TRUMAN S. CASNER

/s/ NADER F. DAREHSHORI                                /s/ ARTHUR L. GOLDSTEIN
-------------------------------------------            -------------------------------------------
NADER F. DAREHSHORI                                    ARTHUR L. GOLDSTEIN

/s/ DAVID P. GRUBER                                    /s/ LINDA A. HILL
-------------------------------------------            -------------------------------------------
DAVID P. GRUBER                                        LINDA A. HILL

/s/ JOHN M. KUCHARSKI                                  /s/ CHARLES R. LAMANTIA
-------------------------------------------            -------------------------------------------
JOHN M. KUCHARSKI                                      CHARLES R. LAMANTIA

-------------------------------------------            -------------------------------------------
DENNIS J. PICARD                                       ALFRED POE

                                                       /s/ RICHARD P. SERGEL
-------------------------------------------            -------------------------------------------
BERNARD W. REZNICEK                                    RICHARD P. SERGEL

/s/ DIANA CHAPMAN WALSH                                /s/ ROBERT E. WEISSMAN
-------------------------------------------            -------------------------------------------
DIANA CHAPMAN WALSH                                    ROBERT E. WEISSMAN

                                 EXHIBIT INDEX
                                (FILED HEREWITH)

                        Individual Agreement dated December 8, 1997 with Maureen S.
10.22                     Bateman

12.1                    Statement of ratio of earnings to fixed charges

21.1                    Subsidiaries of State Street Corporation

23.1                    Consent of Independent Auditors