Form 10-Q
period 2001-03-31
STATE STREET CORP
filed 2001-05-02
CIK 93751

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                     -------------------------------------

                                   Form 10-Q

            [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended March 31, 2001

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

 Yes [X]  No [_]

The number of shares of the Registrant's Common Stock outstanding on March 31, 2001 was 162,696,138.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            STATE STREET CORPORATION

                               Table of Contents

                                                                          Page
                                                                          ----

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statement of Income.........................................   1
Consolidated Statement of Condition......................................   2
Consolidated Statement of Changes in Stockholders' Equity................   3
Consolidated Statement of Cash Flows.....................................   4
Notes to Consolidated Financial Statements...............................   5
Independent Accountants' Review Report...................................  11

Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations...................................................  12

Item 3. Quantitative and Qualitative Disclosure About Market Risk........  21

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds........................  21

Item 4. Submission of Matters to a Vote of Security Holders..............  21

Item 6. Exhibits and Reports on Form 8-K.................................  22

Signatures...............................................................  23

Exhibits

PART I. ITEM 1.
FINANCIAL STATEMENTS

Consolidated Statement of Income - State Street Corporation (Unaudited)

------------------------------------------------------------------------------
(Dollars in millions, except per share data) Three months
ended March 31,                                                2001     2000
------------------------------------------------------------------------------
Fee Revenue
Servicing fees............................................... $   390  $   349
Management fees..............................................     126      181
Foreign exchange trading.....................................      99      106
Processing fees..............................................      60       62
Other........................................................     (39)       7
                                                              -------  -------
 Total fee revenue...........................................     636      705
Net Interest Revenue
Interest revenue.............................................     855      726
Interest expense.............................................     608      514
                                                              -------  -------
 Net interest revenue........................................     247      212
Provision for loan losses....................................       1        3
                                                              -------  -------
 Net interest revenue after provision for loan losses........     246      209
                                                              -------  -------
 Total Revenue...............................................     882      914
Operating Expenses
Salaries and employee benefits...............................     392      386
Information systems and communications.......................      87       78
Transaction processing services..............................      64       75
Occupancy....................................................      53       50
Other........................................................     103       95
                                                              -------  -------
 Total operating expenses....................................     699      684
                                                              -------  -------
 Income before income taxes..................................     183      230
Income taxes.................................................      62       80
                                                              -------  -------
 Net Income.................................................. $   121  $   150
                                                              =======  =======
Earnings Per Share
 Basic....................................................... $   .75  $   .94
 Diluted.....................................................     .73      .92
Average Shares Outstanding (in thousands)
 Basic....................................................... 162,340  159,836
 Diluted..................................................... 165,049  162,743
Cash Dividends Declared Per Share............................ $   .19  $   .16

--------------------------------------------------------------------------------

 The accompanying notes are an integral part of these financial statements.

PART I. ITEM 1.
FINANCIAL STATEMENTS (continued)

Consolidated Statement of Condition - State Street Corporation

-------------------------------------------------------------------------------
                                                        March 31,  December 31,
(Dollars in millions)                                     2001         2000
-------------------------------------------------------------------------------
                                                       (Unaudited)
Assets
Cash and due from banks..............................   $  1,103     $  1,618
Interest-bearing deposits with banks.................     17,988       21,295
Securities purchased under resale agreements and
 securities borrowed.................................     18,602       21,134
Federal funds sold...................................      1,100          650
Trading account assets...............................      1,321        1,004
Investment securities (fair value of $16,767 and
 $13,743)............................................     16,757       13,740
Loans (less allowance of $58 and $57)................      5,356        5,216
Premises and equipment...............................        773          726
Accrued income receivable............................        798          845
Other assets.........................................      3,807        3,070
                                                        --------     --------
  Total Assets.......................................   $ 67,605     $ 69,298
                                                        ========     ========
Liabilities
Deposits:
 Interest-bearing--U.S...............................   $  5,145     $  2,241
 Noninterest-bearing.................................      7,340       10,009
 Interest-bearing--Non-U.S...........................     25,433       25,687
                                                        --------     --------
  Total deposits.....................................     37,918       37,937
Securities sold under repurchase agreements..........     18,312       21,351
Federal funds purchased..............................      1,883          955
Other short-term borrowings..........................        683          632
Accrued taxes and other expenses.....................      1,284        1,431
Other liabilities....................................      2,823        2,511
Long-term debt.......................................      1,218        1,219
                                                        --------     --------
  Total Liabilities..................................     64,121       66,036
Stockholders' Equity
Preferred stock, no par: authorized 3,500,000; issued
 none................................................
Common stock, $1 par: authorized 250,000,000; issued
 167,218,000 and 167,219,000.........................        167          167
Surplus..............................................        140           69
Retained earnings....................................      3,368        3,278
Other unrealized comprehensive gain (loss)...........         29           (1)
Treasury stock, at cost (4,522,000 and 5,508,000
 shares).............................................       (220)        (251)
                                                        --------     --------
  Total Stockholders' Equity.........................      3,484        3,262
                                                        --------     --------
  Total Liabilities and Stockholders' Equity.........   $ 67,605     $ 69,298
                                                        ========     ========

--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

PART I. ITEM 1.
FINANCIAL STATEMENTS (continued)

Consolidated Statement of Changes in Stockholders' Equity - State Street Corporation (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------

                                                                                   Treasury
                               Common Stock                     Other Unrealized     Stock
(Dollars in millions,         ---------------         Retained   Comprehensive   --------------
shares in thousands)          Shares   Amount Surplus Earnings    Gain (Loss)    Shares  Amount   Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31,
 1999...................      167,225  $ 167   $  55  $ 2,795        $ (57)       7,635  $ (308) $ 2,652
Comprehensive income:
 Net income.............                                  150                                        150
 Change in net
  unrealized gain/loss
  on available-for-sale
  securities, net of
  deferred tax benefit
  of $14................                                               (21)                          (21)
 Foreign currency
  translation, net of
  deferred tax benefit
  of $3.................                                                (5)                           (5)
                              -------  -----   -----  -------        -----       ------  ------  -------
Comprehensive income....                                  150          (26)                          124
Cash dividends
 declared--$.16 per
 share..................                                  (26)                                       (26)
Common stock issued
 pursuant to:
 Stock awards and
  options exercised,
  including nonqualified
  tax benefit of $20....           (1)             3                               (976)     40       43
 Debt conversion........                          (3)                              (104)      3
Common stock acquired...                                                            219     (16)     (16)
                              -------  -----   -----  -------        -----       ------  ------  -------
Balance at March 31,
 2000...................      167,224  $ 167   $  55  $ 2,919        $ (83)       6,774  $ (281) $ 2,777
                              =======  =====   =====  =======        =====       ======  ======  =======
Balance at December 31,
 2000...................      167,219  $ 167   $  69  $ 3,278        $  (1)       5,508  $ (251) $ 3,262
Comprehensive income:
 Net income.............                                  121                                        121
 Change in net
  unrealized gain/loss
  on available-for-sale
  securities, net of
  deferred tax expense
  of $32................                                                45                            45
 Foreign currency
  translation, net of
  deferred tax benefit
  of $10................                                               (19)                          (19)
 Other..................                                                 4                             4
                              -------  -----   -----  -------        -----       ------  ------  -------
Comprehensive income....                                  121           30                           151
Cash dividends
 declared--$.19 per
 share..................                                  (31)                                       (31)
Common stock issued
 pursuant to:
 Acquisitions...........                                                         (1,007)     45       45
 Stock awards and
  options exercised,
  including nonqualified
  tax benefit of $5.....           (1)            71                               (185)      7       78
 Debt conversion........                                                             (4)
Common stock acquired...                                                            210     (21)     (21)
                              -------  -----   -----  -------        -----       ------  ------  -------
Balance at March 31,
 2001...................      167,218  $ 167   $ 140  $ 3,368        $  29        4,522  $ (220) $ 3,484
                              =======  =====   =====  =======        =====       ======  ======  =======

----------------
The accompanying notes are an integral part of these financial statements.

PART I. ITEM 1.
FINANCIAL STATEMENTS (continued)

Consolidated Statement of Cash Flows - State Street Corporation (Unaudited)

------------------------------------------------------------------------------
(Dollars in millions) Three months ended March 31,              2001     2000
------------------------------------------------------------------------------
Operating Activities
Net Income.................................................. $   121  $   150
Non-cash charges for depreciation, amortization, provision
 for loan losses and deferred income taxes..................      90       83
                                                             -------  -------
   Net income adjusted for non-cash charges.................     211      233
Adjustments to reconcile to net cash (used) provided by
 operating activities:
 Securities gains, net......................................      (6)
 Net change in:
  Trading account assets....................................    (317)    (105)
  Other, net................................................    (642)    (258)
                                                             -------  -------
   Net Cash Used by Operating Activities....................    (754)    (130)
                                                             -------  -------
Investing Activities
Payments for purchases of:
 Available-for-sale securities..............................  (4,919)  (2,294)
 Held-to-maturity securities................................  (1,623)     (62)
 Lease financing assets.....................................    (147)    (360)
 Premises and equipment.....................................     (45)     (25)
Proceeds from:
 Maturities of available-for-sale securities................   1,418      645
 Maturities of held-to-maturity securities..................   1,597       45
 Sales of available-for-sale securities.....................     598       22
 Principal collected from lease financing...................       9       23
Net proceeds from (payments for):
 Interest-bearing deposits with banks.......................   3,307    1,356
 Federal funds sold, resale agreements and securities
  borrowed..................................................   2,082      936
 Loans......................................................             (870)
                                                             -------  -------
   Net Cash Provided (Used) by Investing Activities.........   2,277     (584)
                                                             -------  -------
Financing Activities
Proceeds from issuance of:
 Non-recourse debt for lease financing......................      90      302
 Treasury stock.............................................      73       22
Payments for:
 Non-recourse debt for lease financing......................     (70)     (39)
 Cash dividends.............................................     (31)     (26)
 Purchase of common stock...................................     (21)     (16)
Net (payments for) proceeds from:
 Deposits...................................................     (19)   2,009
 Short-term borrowings......................................  (2,060)  (2,358)
                                                             -------  -------
   Net Cash Used by Financing Activities....................  (2,038)    (106)
                                                             -------  -------
   Net Decrease.............................................    (515)    (820)
Cash and due from banks at beginning of period..............   1,618    2,930
                                                             -------  -------
   Cash and Due From Banks at End of Period................. $ 1,103  $ 2,110
                                                             =======  =======

--------------------------------------------------------------------------------

The accompanying notes are in integral part of these financial statements.

PART I. ITEM 1.
FINANCIAL STATEMENTS

Notes to Consolidated Financial Statements - State Street Corporation
(Unaudited)

Note A--Basis of Presentation

  State Street Corporation ("State Street" or the "Corporation") is a financial holding company that provides accounting, administration, custody, daily pricing, investment management, securities lending, foreign exchange, cash management, trading and information services to clients worldwide. State Street reports two lines of business. Investment Services includes accounting, administration, custody, daily pricing, operations outsourcing for investment managers, securities lending, foreign exchange, recordkeeping, deposit and short-term investment facilities, lease financing and information services to support institutions. Investment Management offers a broad array of services for managing financial assets worldwide for both institutions and individual investors, and other financial products. These services include passive and active equity, money market, and fixed income strategies, and brokerage and other related services.

  The consolidated financial statements include the accounts of State Street and its subsidiaries, including its principal subsidiary, State Street Bank and Trust Company ("State Street Bank"). Servicing and management fee revenue is recognized when earned based on contractual terms. Transaction-based revenue is recognized as the services are provided. Revenue on interest-earning assets is recognized based on the effective yield of the financial instrument. All significant intercompany balances and transactions have been eliminated upon consolidation. The results of operations of businesses purchased are included from the date of acquisition. Investments in affiliates in which the Corporation has the ability to exercise significant influence, but not control, are accounted for using the equity method.

  The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain previously reported amounts have been reclassified to conform to the current method of presentation.

  State Street adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", on January 1, 2001. At adoption, State Street recorded its interest rate swaps designated as cash flow hedges with a fair value of approximately $5 million in "Other assets" on the Consolidated Statement of Condition. Other unrealized comprehensive gain/loss was increased by $5 million, as a cumulative effect adjustment for an accounting change.

  State Street records derivative instruments at fair value in the Consolidated Statement of Condition. The change in the fair value of the Corporation's derivative instruments are recorded currently in earnings, except for certain interest rate swap agreements that are accounted for as cash flow hedges. The Corporation has determined that these interest rate swap agreements constitute a fully effective hedge. The changes in fair value of these interest rate swap agreements are recorded as a separate component of other unrealized comprehensive gain/loss, in the Consolidated Statement of Changes in Stockholders' Equity.

  In the opinion of management, all adjustments consisting of normal recurring accruals, which are necessary for a fair presentation of the financial position of State Street and subsidiaries at March 31, 2001 and December 31, 2000, its cash flows for the three months ended March 31, 2001 and 2000, and consolidated results of its operations for the three months ended March 31, 2001 and 2000, have been made. These statements should be read in conjunction with the financial statements and other information included in State Street's latest annual report on Form 10-K.

Note B--Acquisition

  In February 2001, State Street completed the purchase of a majority interest in Bel Air Investment Advisors LLC ("Bel Air") for 1,007,000 shares of State Street common stock and cash in a transaction accounted for as

PART I. ITEM 1.
FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements - State Street Corporation
(Unaudited)

a purchase. Bel Air is a Los Angeles-based independent investment management firm focused on providing wealth management services to ultra-high-net-worth individuals. The pro forma results of operations adjusted to include Bel Air for prior periods are not presented, as the results would not have been materially different.

Note C--Investment Securities

  Available-for-sale securities are recorded at fair value and held-to-maturity securities are recorded at amortized cost on the Consolidated Statement of Condition. Investment securities consisted of the following as of the dates indicated:

-----------------------------------------------------------------------------------------
                                  March 31, 2001                 December 31, 2000
                          ------------------------------- -------------------------------
                                     Unrealized                      Unrealized
                          Amortized ------------   Fair   Amortized ------------   Fair
(Dollars in millions)       Cost    Gains Losses  Value     Cost    Gains Losses  Value
-----------------------------------------------------------------------------------------
Available for sale:
 U.S. Treasury and
  federal agencies......  $  6,271  $  52        $  6,323 $  5,855  $ 24   $  4  $  5,875
 State and political
  subdivisions..........     1,659     20           1,679    1,673     9      2     1,680
 Asset-backed
  securities............     3,269     32  $ 4      3,297    3,273    11      4     3,280
 Collateralized mortgage
  obligations...........     1,149     10           1,159    1,008     3      2     1,009
 Other investments......     2,952      2    2      2,952      578            2       576
                          --------  -----  ---   -------- --------  ----   ----  --------
 Total..................  $ 15,300  $ 116  $ 6   $ 15,410 $ 12,387  $ 47   $ 14  $ 12,420
                          ========  =====  ===   ======== ========  ====   ====  ========
Held to maturity:
 U.S. Treasury and
  federal agencies......  $  1,299  $  10        $  1,309 $  1,272  $  4   $  1  $  1,275
 Other investments......        48                     48       48                     48
                          --------  -----  ---   -------- --------  ----   ----  --------
 Total..................  $  1,347  $  10        $  1,357 $  1,320  $  4   $  1  $  1,323
                          ========  =====  ===   ======== ========  ====   ====  ========

-------------------------------------------------------------------------------

  During the three months ended March 31, 2001, there were gross gains of $6 million and gross losses of less than $1 million realized on the sales of $598 million of available-for-sale securities. During the three months ended March 31, 2000, there were gross gains and losses of less than $1 million realized on the sales of $22 million of available-for-sale securities.

Note D--Allowance for Loan Losses

  State Street establishes an allowance for loan losses to absorb probable credit losses. Changes in the allowance for loan losses for the three months ended March 31 were as follows:

--------------------------------------------------------------------------------
(Dollars in millions)                                                 2001 2000
--------------------------------------------------------------------------------
Balance at beginning of period....................................... $ 57 $ 48
Provision for loan losses............................................    1    3
Loan charge-offs.....................................................        (1)
Recoveries...........................................................
                                                                      ---- ----
 Balance at end of period............................................ $ 58 $ 50
                                                                      ==== ====

-------------------------------------------------------------------------------

Note E--Processing Fees and Other Fee Revenue

  Processing fees of $60 million and $62 million for the three months ended March 31, 2001 and 2000, included $21 million and $26 million, respectively, for brokerage services.

  Other fee revenue includes gains and losses on sales of investment securities, leased equipment and other assets, trading account profits and losses, profits and losses from joint ventures, and amortization of investments

PART I. ITEM 1.
FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements - State Street Corporation
(Unaudited)

in tax-advantaged financings. In March 2001, State Street recorded the write-off of $50 million for its investment in Bridge Information Systems, Inc. The write-off decreased after-tax net income by $32 million, equal to $.20 per basic and diluted share.

Note F--Net Interest Revenue

  Net interest revenue consisted of the following for the three months ended March 31:

-------------------------------------------------------------------------------
(Dollars in millions)                                               2001  2000
-------------------------------------------------------------------------------
Interest Revenue
 Deposits with banks............................................... $ 246 $ 147
 Investment securities:
  U.S. Treasury and federal agencies...............................   121   128
  State and political subdivisions (exempt from federal tax).......    18    21
  Other investments................................................    79    76
 Loans.............................................................    74    67
 Securities purchased under resale agreements, securities borrowed
  and federal funds sold...........................................   302   274
 Trading account assets............................................    15    13
                                                                    ----- -----
   Total interest revenue..........................................   855   726
                                                                    ----- -----
Interest Expense
 Deposits..........................................................   275   218
 Other borrowings..................................................   310   278
 Long-term debt....................................................    23    18
                                                                    ----- -----
   Total interest expense..........................................   608   514
                                                                    ----- -----
   Net interest revenue............................................ $ 247 $ 212
                                                                    ===== =====

-------------------------------------------------------------------------------

Note G--Operating Expenses--Other

  The other category of operating expenses consisted of the following for the three months ended March 31:

-------------------------------------------------------------------------------
(Dollars in millions)                                                2001  2000
-------------------------------------------------------------------------------
Professional services............................................... $  31 $ 33
Advertising and sales promotion.....................................    17   15
Other...............................................................    55   47
                                                                     ----- ----
 Total operating expenses--other.................................... $ 103 $ 95
                                                                     ===== ====

-------------------------------------------------------------------------------

PART I. ITEM 1.
FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements - State Street Corporation
(Unaudited)


Note H--Regulatory Matters

  The regulatory capital amounts and ratios were the following at March 31, 2001, and December 31, 2000:

------------------------------------------------------------------------------------
                             Regulatory
                           Guidelines(/1/)     State Street      State Street Bank
                         ------------------- ------------------  ------------------
                                    Well
(Dollars in millions)    Minimum Capitalized   2001      2000      2001      2000
------------------------------------------------------------------------------------
Risk-based ratios:
 Tier 1 capital.........     4%        6%        13.3%     14.5%     12.4%     13.4%
 Total capital..........     8        10         14.3      15.6      12.5      13.5
Leverage ratio..........     3         5          5.3       5.4       5.2       5.3
Tier 1 capital..........                     $  3,587  $  3,611  $  3,296  $  3,297
Total capital...........                        3,859     3,885     3,331     3,331
Adjusted risk-weighted
 assets and market-risk
 equivalents:
  On-balance sheet......                     $ 19,540  $ 17,382  $ 19,172  $ 17,114
  Off-balance sheet.....                        6,884     6,930     6,889     6,935
  Market-risk
   equivalents..........                          587       629       541       598
                                             --------  --------  --------  --------
   Total................                     $ 27,011  $ 24,941  $ 26,602  $ 24,647
                                             ========  ========  ========  ========
Quarterly average
 adjusted assets........                     $ 68,148  $ 66,944  $ 63,286  $ 62,201
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

Note I--Lines of Business

  The following is a summary of the lines of business operating results for the three months ended March 31:

-------------------------------------------------------------------------------
                                                        Investment  Investment
                                                         Services   Management
                                                        ----------- -----------
(Dollars in millions; taxable equivalent)               2001  2000  2001  2000
-------------------------------------------------------------------------------
Total revenue.......................................... $ 747 $ 676 $ 199 $ 254
Income before income taxes.............................   217   202    30    44
Average assets (billions)..............................  65.8  58.1   3.0   2.6

-------------------------------------------------------------------------------

  Total revenue presented above is greater than the consolidated statement of income by the taxable equivalent adjustment of $14 million and $16 million for the three months ended March 31, 2001 and 2000, respectively. Total revenue and income before income taxes presented above is greater than the consolidated statement of income by $50 million for the write-off of the investment in Bridge for the three months ended March 31, 2001.

PART I. ITEM 1.
FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements - State Street Corporation
(Unaudited)


Note J--Earnings Per Share

  The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31:

------------------------------------------------------------------------------
(Dollars in millions, except per share data; shares in
thousands)                                                      2001    2000
------------------------------------------------------------------------------
Net Income.................................................... $   121 $   150
Earnings per share
 Basic........................................................ $   .75 $   .94
 Diluted......................................................     .73     .92
Basic average shares.......................................... 162,340 159,836
 Stock options and stock awards...............................   2,364   2,230
 7.75% convertible subordinated debentures....................     345     677
                                                               ------- -------
Dilutive average shares....................................... 165,049 162,743
                                                               ======= =======

-------------------------------------------------------------------------------

Note K--Commitments and Contingent Liabilities

  State Street acts in a fiduciary or custodial capacity on behalf of its clients. Assets under custody and assets under management are held by and are not included in the Consolidated Statement of Condition because such items are not assets of State Street. Management conducts regular reviews of its responsibilities for these services and considers the results in preparing its financial statements. In the opinion of management, there are no contingent liabilities at March 31, 2001, which would have a material adverse effect on State Street's financial position or results of operations.

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

PART I. ITEM 1.
FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements - State Street Corporation
(Unaudited)


Note L--Off-Balance Sheet Financial Instruments, Including Derivatives

  State Street uses various off-balance sheet financial instruments, including derivatives. The following table summarizes the contractual or notional amounts of derivative financial instruments held or issued by State Street for trading and balance sheet management:

--------------------------------------------------------------------------------
                                                          March 31, December 31,
(Dollars in millions)                                       2001        2000
--------------------------------------------------------------------------------
Trading:
 Interest rate contracts:
  Swap agreements........................................ $  3,380    $  3,025
  Options and caps purchased.............................      305         323
  Options and caps written...............................      389         413
  Futures--short position................................    7,789       5,046
  Options on futures purchased...........................      350         320
  Options on futures written.............................      620         460
 Foreign exchange contracts:
  Forward, swap and spot.................................  183,745     138,057
  Options purchased......................................      641           2
  Options written........................................      644           2
Balance Sheet Management:
 Interest rate contracts:
  Swap agreements........................................      165         180

-------------------------------------------------------------------------------

  The fair value of interest rate swaps designated as cash flow hedges was approximately $4 million at March 31, 2001, and the notional amounts of interest rate agreements designated as cash flow hedges were $150 million.

  The following is a summary of the contractual amount of State Street's credit-related, off-balance sheet financial instruments:

--------------------------------------------------------------------------------
                                                          March 31, December 31,
(Dollars in millions)                                       2001        2000
--------------------------------------------------------------------------------
Indemnified securities on loan........................... $ 110,931  $ 101,438
Loan commitments.........................................    11,836     11,367
Asset purchase agreements................................     8,488      7,112
Standby letters of credit................................     3,571      4,028
Letters of credit........................................       199        218

-------------------------------------------------------------------------------

  On behalf of its clients, State Street lends their securities to creditworthy brokers and other institutions. In certain circumstances, State Street may indemnify its clients for the fair market value of those securities against a failure of the borrower to return such securities. State Street requires the borrowers to provide collateral in an amount equal to or in excess of 102% of the fair market value of the securities borrowed. The borrowed securities are revalued daily to determine if additional collateral is necessary. State Street held, as collateral, cash and U.S. government securities totaling $113.1 billion and $105.9 billion for indemnified securities on loan at March 31, 2001, and December 31, 2000, respectively.

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

                    Independent Accountants' Review Report

The Stockholders and Board of Directors
State Street Corporation

We have reviewed the accompanying consolidated statement of condition of State Street Corporation as ofMarch 31, 2001, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the three-month periods ended March 31, 2001, and 2000. These financial statements are the responsibility of the Corporation's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated statement of condition of State Street Corporation as of December 31, 2000, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year then ended (not presented herein) and in our report dated January 17, 2001, except for Note Y, as to which the date is February 6, 2001, we expressed an unqualified opinion on those consolidated financial statements.

                                          Ernst & Young LLP

Boston, Massachusetts
April 17, 2001

PART I. ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Summary

  Diluted earnings per share for the first quarter were $.73, a decrease of 21% from $.92 in the first quarter of 2000. Results for the first quarter of 2001 include the write-off of State Street's $50 million investment in Bridge Information Systems, Inc. ("Bridge"). The write-off of Bridge decreased net income by $32 million and diluted earnings per share by $.20. Excluding the write-off of Bridge, defined as operating results, diluted earnings per share were $.93 in the first quarter. Total operating revenue increased $16 million to $946 million. Operating earnings were $154 million, up 3% from $150 million a year ago. Operating-basis return on stockholders' equity was 18.2%.

Condensed Income Statement--Taxable Equivalent Basis

--------------------------------------------------------------------------------
                                                         Three Months Ended
                                                             March 31,
                                                       ------------------------
(Dollars in millions, except per share data)           2001   2000  Change   %
--------------------------------------------------------------------------------
Reported Results
Fee revenue:
Servicing fees........................................ $ 390  $ 349 $  41    12
Management fees.......................................   126    181   (55)  (31)
Foreign exchange trading..............................    99    106    (7)   (7)
Processing fees.......................................    60     62    (2)   (3)
Other.................................................   (39)     7   (46)
                                                       -----  ----- -----
 Total fee revenue....................................   636    705   (69)  (10)
Net interest revenue..................................   261    228    33    14
Provision for loan losses.............................     1      3    (2)  (60)
                                                       -----  ----- -----
 Total revenue........................................   896    930   (34)   (4)
Operating expenses....................................   699    684    15     2
                                                       -----  ----- -----
 Income before income taxes...........................   197    246   (49)  (20)
Income taxes..........................................    62     80   (18)  (23)
Taxable equivalent adjustment.........................    14     16    (2)
                                                       -----  ----- -----
 Net income........................................... $ 121  $ 150 $ (29)  (19)
                                                       =====  ===== =====
Earnings Per Share
 Basic................................................ $ .75  $ .94 $(.19)  (20)
 Diluted..............................................   .73    .92  (.19)  (21)
--------------------------------------------------------------------------------

Operating Results(/1/)
Total operating revenue............................... $ 946  $ 930 $  16     2
Operating earnings....................................   154    150     4     3
Diluted operating earnings per share..................   .93    .92   .01     1

-------------------------------------------------------------------------------
(/1/)Operating results for the first quarter of 2001 exclude the write-off of $50 million for State Street's investment in Bridge, equal to $32 million after tax, or $.20 per diluted share.

Total Revenue

  In the first quarter of 2001, reported revenue was $896 million. Adjusted for Bridge, total operating revenue was $946 million, up $16 million, or 2%, from a year ago. Growth in operating revenue was partially offset by

PART I. ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

the formation of CitiStreet, LLC ("CitiStreet") in April 2000. Businesses contributed to CitiStreet are now accounted for using the equity method, reducing revenue and expenses subsequent to the formation. Adjusted to exclude the results of CitiStreet in the prior year, total operating revenue increased 7%, primarily from growth in servicing fees and net interest revenue.

Fee Revenue

  Fee revenue comprised 73% of the Corporation's total operating revenue in the first quarter of 2001. Fee revenue was $636 million, down $69 million, or 10%, over 2000. On an operating basis and adjusted for the formation of CitiStreet, fee revenue would have been up 4% from the first quarter of 2000. Revenue growth came principally from servicing fees.

  Servicing fees is the largest component of fee revenue and is derived from U.S. and offshore mutual funds, accounting, administration, custody, daily pricing, securities lending, performance and analytics, compliance monitoring, and operations outsourcing for investment managers. First quarter servicing fees were $390 million, up 12% from the first quarter of 2000. This growth was driven by strong new business wins, including investment manager operations outsourcing for Pacific Investment Management Co. ("PIMCO") installed in August 2000, fund accounting and daily pricing for Merrill Lynch installed in January 2001, and fund accounting, daily pricing and financial reporting for Liberty Financial Companies installed in December 2000. In the United Kingdom, business benefited from clients transferring from Lloyds TSB to State Street, and the investment manager operations outsourcing win of Scottish Widows for which installation began in February 2001. In Japan, business continued to grow through State Street's alliance with Chuo Mitsui. Revenue growth from servicing pension plans in the United States reflected strength in securities lending revenue, where interest rate cuts helped drive growth. At quarter end, assets under custody totaled $5.8 trillion, down 7% from a year earlier, reflecting a worldwide decline in equity values.

  Management fees were $126 million, down 31% from 2000. Adjusted for the formation of CitiStreet, management fees were down 9%, reflecting the impact of the decline in global equity valuations over the last twelve months and reduced performance fees. This was partially offset by continued new business success. Assets under management declined 2% over the same period. Equities, comprising approximately two-thirds of assets under management, were down 11%, while money market and fixed income assets under management increased 16%.

  Foreign exchange trading revenue was $99 million, compared to $106 million a year ago. Foreign exchange trading revenue reflects three primary factors: the volume of cross-border transactions, currency volatility, and the mix of currencies being traded. Trading volumes remained strong. State Street continues to increase its foreign exchange trading client base with State Street Global Link(R), an e-finance platform.

  Other fee revenue consists of gains and losses on securities, trading account profits and losses, and miscellaneous gains and fees. Other fee revenue for the first quarter of $(39) million reflected the write-off of $50 million of State Street's investment in Bridge. On an operating basis, other fee revenue was $11 million compared to $7 million a year ago.

Net Interest Revenue

  Taxable-equivalent net interest revenue for the first quarter was $261 million, up 14% from $228 million a year ago. In serving sophisticated global investors, State Street provides short-term funds management, including deposit services and repurchase agreements for cash positions associated with clients' investment activities. Client investment activities drove much of the Corporation's balance sheet growth. During the quarter,

PART I. ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

growth primarily in clients' use of repurchase agreements and deposit services increased average interest-earning assets by $7.5 billion. This growth combined with interest rate decreases resulted in a net interest margin improvement of three basis points, despite the pressure imposed by the inversion of overnight to one-year interest rates.

--------------------------------------------------------------------------------
                                                    Three Months Ended March
                                                               31,
                                                   ----------------------------
                                                       2001           2000
                                                   -------------  -------------
                                                   Average        Average
(Dollars in millions)                              Balance  Rate  Balance  Rate
--------------------------------------------------------------------------------
Interest-earning assets........................... $ 62,990 5.59% $ 55,447 5.38%
Interest-bearing liabilities......................   54,279 4.54    48,245 4.28
                                                            ----           ----
 Excess of rate earned over rate paid.............          1.05%          1.10%
                                                            ====           ====
 Net Interest Margin..............................          1.68%          1.65%
                                                            ====           ====

-------------------------------------------------------------------------------

Operating Expenses

  Operating expenses for the quarter were $699 million, up 2% from the first quarter of 2000, or up 9% adjusted for the formation of CitiStreet.

  Salaries and employee benefits were $392 million in the first quarter, up 2% from last year, or up 9% adjusted for the formation of CitiStreet. The increase was primarily due to additional staff, including people hired in conjunction with the new business from PIMCO, Merrill Lynch, Liberty Financial Companies and Scottish Widows, and due to higher salaries. Salaries and employee benefits expense growth was partially offset by a decrease in performance-based incentive compensation, reflecting the outstanding performance in the first quarter of last year.

  Adjusted for CitiStreet, information systems and communications expense increased $14.5 million or 20%. This growth reflects expansion of business capacity through information technology, including expenses related to software, hardware maintenance, processing capacity, servers and storage capacity. These resources are necessary to support the increased volume and complexity of business serviced, global expansion and introduction of new products and services. Included in this growth were expenses for a number of specific projects and initiatives that were new this quarter. These include spending for the investment manager operations outsourcing product and initiatives related to increasing system efficiency.

  Transaction processing services expense of $64 million was down $11 million, or 14%, reflecting lower subcustodian and brokerage fees.

Income Taxes

  Taxes for the first quarter were $62 million, and the effective tax rate was 33.7%. Taxes on operating earnings were $79 million, as compared to $80 million in the first quarter of last year. The effective rate on operating earnings was 34.0%, down from 34.9% in the first quarter of last year and down from 34.3% for all of last year.

  The impact of the tax benefit for the write-off of Bridge reduced the effective tax rate for the quarter from 34.0% to 33.7%.

Credit Quality

  At March 31, 2001, total loans were $5.4 billion. At quarter end, the allowance for loan losses was $58 million, an increase from $50 million a year ago. For the quarter ended March 31, 2001, the provision for

PART I. ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

loan losses was $1 million, and there were no charge-offs or recoveries. At March 31, 2001, non-performing loans were $4 million, unchanged from year-end 2000, and down $3 million from a year ago. At March 31, 2001, non-performing assets were $12 million, down $3 million from year-end 2000 and up $1 million from a year ago.

Lines of Business

  Following is a summary of line of business operating results for the three months ended March 31:

--------------------------------------------------------------------------------
                                                    Investment     Investment
                                                     Services      Management
                                                  ---------------  ------------
(Dollars in millions; taxable equivalent)         2001(1)   2000   2001   2000
--------------------------------------------------------------------------------
Fee revenue:
Servicing fees................................... $  390   $  349
Management fees..................................                  $ 126  $ 181
Foreign exchange trading.........................     99      106
Other............................................     25       20     46     49
                                                  ------   ------  -----  -----
 Total fee revenue...............................    514      475    172    230
Net interest revenue.............................    233      201     27     24
                                                  ------   ------  -----  -----
 Total operating revenue.........................    747      676    199    254
Operating expense................................    530      474    169    210
                                                  ------   ------  -----  -----
 Operating earnings before income taxes.......... $  217   $  202  $  30  $  44
                                                  ======   ======  =====  =====
Pretax margin....................................     29%      30%    14%    17%
Average assets (billions)........................ $ 65.8   $ 58.1  $ 3.0  $ 2.6

-------------------------------------------------------------------------------
(1) Operating results for the first quarter of 2001 exclude the write-off of $50 million for State Street's investment in Bridge, equal to $32 million after tax, or $20 per diluted share.

  Investment Services. Investment Services includes accounting, administration, custody, daily pricing, operations outsourcing for investment managers, securities lending, foreign exchange, recordkeeping, deposit and short-term investment facilities, lease financing, and information services. These services support sophisticated investors in developing and executing their strategies, enhancing their returns, and evaluating and managing risk. Clients around the world include mutual funds and other collective investment funds, corporate and public pension plans, corporations, investment managers, not-for-profit organizations, unions, and other holders of investment assets. During 2000, State Street began providing an expanding array of operational outsourcing services to its investment management clients. This enables State Street to provide global asset managers with a comprehensive suite of services, from trade order management through settlement. Revenue from Investment Services comprised 78% of State Street's total revenue for the three months ended March 31, 2001.

  Total operating revenue for the three months ended March 31, 2001, increased $71 million to $747 million, up 10% from $676 million reported for the first three months of 2000. This increase in revenue was driven by the 12% increase in servicing fees. Servicing Fees reflected strong new business wins, including investment manager operations outsourcing for Pacific Investment Management Co. ("PIMCO") installed in August 2000, fund accounting and daily pricing for Merrill Lynch installed in January 2001, and fund accounting, daily pricing and financial reporting for Liberty Financial Companies installed in December 2000. In the United Kingdom, business benefited from clients transferring from Lloyds TSB to State Street, and the investment manager operations outsourcing win of Scottish Widows for which installation began in 2001. In Japan, business continued to grow

PART I. ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

through State Street's alliance with Chuo Mitsui. Revenue growth from servicing pension plans in the United States reflected strength in securities lending revenue, where interest rate cuts helped drive revenue growth. At quarter end, total assets under custody totaled $5.8 trillion, down 7% from a year earlier, reflecting a worldwide decline in equity values.

  Foreign exchange trading revenue was $99 million, compared to $106 million a year ago. Foreign exchange trading revenue reflects three primary factors: the volume of cross-border transactions, currency volatility, and the mix of currencies being traded. Trading volumes remained strong. State Street continues to increase its foreign exchange trading client base with State Street Global Link(R), an e-finance platform.

  Net interest revenue for the three months ended March 31, 2001, was $233 million, up $32 million from a year ago. In serving sophisticated global investors, State Street provides short-term funds management, including deposit services and repurchase agreements for cash positions associated with clients' investment activities. Client investment activities drove much of the average asset growth. During the quarter, growth primarily in clients' use of repurchase agreements and deposit services increased average interest-earning assets by $7.5 billion. This growth combined with interest rate decreases resulted in a net interest margin improvement of three basis points, despite the pressure imposed by the inversion of overnight to one-year interest rates.

  Operating expenses for the three months ended March 31, 2001 were $530 million, 12% higher than a year ago. The increase was primarily due to additional staff, including people hired in conjunction with the new business from PIMCO, Merrill Lynch, Liberty Financial Companies and Scottish Widows, and due to higher salaries. Salaries and employee benefits expense growth was partially offset by a decrease in performance-based incentive compensation, reflecting the outstanding performance in the first quarter of last year. Expenses related to information systems and communications increased, reflecting expansion of business capacity through information technology, including expenses related to software, hardware maintenance, processing capacity, servers and storage capacity. These resources are necessary to support the increased volume and complexity of business serviced, global expansion, and introduction of new products and services. Included in this growth were expenses for a number of specific projects and initiatives that are new this quarter. These include spending for the investment manager operations outsourcing product and initiatives related to increasing system efficiency.

  Investment Management. State Street offers a broad array of services for managing financial assets worldwide for both institutions and individuals, and other financial products. Services included passive and active equity, money market, and fixed income strategies, and brokerage, and other related services. Revenue from this line of business comprised 22% of State Street's total revenue for the three months ended March 31, 2001. Reported results for both periods reflect the addition of other financial products to this line of business previously included in Investment Services.

  Total revenue for the three months ended March 31, 2001 was $199 million, down $55 million, or 22%, from $254 million reported for the first three months of 2000. Management fees were $126 million, down 31% from 2000. Adjusted for the formation of CitiStreet, management fees were down 9%, reflecting the impact of the decline in global equity valuations over the last twelve months and reduced performance fees. This was partially offset by continued new business success. Assets under management declined 2% over the same period. Equities, comprising approximately two-thirds of assets under management, were down 11%, while money market and fixed income assets under management increased 16%. Other revenue declined due the reduction in brokerage services revenue.

  Operating expenses of $169 million decreased $41 million. Adjusted for the formation of CitiStreet, operating expenses were up 10% for the first three months of 2000. This growth reflects higher salaries and

PART I. ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

additional staff, offset by a decrease in performance-based incentive compensation, reflecting the outstanding performance in the first quarter of last year and growth in expenses related to new business and acquisitions.

Acquisition

  In February 2001, State Street completed the purchase of a majority interest in Bel Air Investment Advisors LLC ("Bel Air") for 1,007,000 shares of State Street common stock and cash in a transaction accounted for as a purchase. Bel Air is a Los Angeles-based independent investment management firm focused on providing wealth management services to ultra-high-net-worth individuals.

Liquidity and Capital

  Liquidity. The primary objective of State Street's liquidity management is to ensure that the Corporation has sufficient funds to meet its commitments and business needs, and to accommodate the transaction and cash management requirements of its clients. Liquidity is provided by State Street's access to global debt markets, its ability to gather additional deposits from its clients, maturing short-term assets, the sales of securities and payments of loans. Client deposits and other funds provide a multi-currency, geographically diverse source of liquidity. State Street maintains a large portfolio of liquid assets. As of March 31, 2001, the Corporation's liquid assets were 84% of total assets.

  Capital. State Street's objective is to maintain a strong capital base in order to provide financial flexibility for its business needs, including funding corporate growth and clients' cash management needs. As a state-chartered bank and member of the Federal Reserve System, State Street Bank, State Street's principal subsidiary, is regulated by the Federal Reserve Board, which has established guidelines for minimum capital ratios. State Street has developed internal capital adequacy policies to ensure that State Street Bank meets or exceeds the level required for the "well capitalized" category, the highest of the Federal Reserve Board's five capital categories. State Street's capital management emphasizes risk exposure rather than asset levels. At March 31, 2001, State Street Bank's Tier 1 risk-based capital ratio was 12.4% and the Corporation's Tier 1 risk-based capital ratio was 13.3%. Both significantly exceed the regulatory minimum of 4% and the "well capitalized" category of 6%. See Note H to the Consolidated Financial Statements for further information.

  State Street's Board of Directors has authorized the purchase of State Street common stock for use in employee benefit programs and for general corporate purposes. State Street purchased 200,000 shares in the first three months of 2001 as part of the stock purchase program. As of March 31, 2001, an additional 2 million shares may be purchased within the stock purchase program. There were an additional 10,000 shares acquired during the first three months of 2001 for other deferred compensation plans that are not part of the stock purchase program.

  On December 21, 2000, State Street's Board of Directors approved a 2-for-1 stock split in the form of a 100% stock dividend, subject to stockholder approval of an increase in the authorized number of shares at the Annual Meeting of Stockholders. Approval of an increase in the authorized number of shares by stockholders was received at the Annual Meeting in April 2001. The stock dividend will be distributed on May 30, 2001, to stockholders of record as of April 30, 2001.

Trading Activities: Foreign Exchange and Interest Rate Sensitivity

  As part of its trading activities, the Corporation assumes positions in both the foreign exchange and interest rate markets by buying and selling cash instruments and using financial derivatives, including forward foreign

PART I. ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

exchange contracts, foreign exchange and interest rate options, and interest rate swaps. As of March 31, 2001, the notional amount of these derivative instruments was $197.9 billion, of which $183.7 billion was foreign exchange forward contracts. Long and short foreign exchange forward positions are closely matched to minimize currency and interest rate risk. All foreign exchange contracts are valued daily at current market rates.

  The following table presents State Street's market risk for its trading activities as measured by its value at risk methodology:

Value at Risk for the three months ended March 31,

--------------------------------------------------------------------------------
(Dollars in millions)                                    Average Maximum Minimum
--------------------------------------------------------------------------------
2001:
 Foreign exchange contracts.............................  $ 1.0   $ 1.6   $ .4
 Interest rate contracts................................    3.4     3.9    3.0
2000:
 Foreign exchange contracts.............................    1.1     2.1     .6
 Interest rate contracts................................    4.0     5.3    3.6

-------------------------------------------------------------------------------

  State Street uses actual profit and loss data from daily trading activities to estimate one-day value at risk. During the first three months of 2001, State Street did not experience any one-day trading loss in excess of its end of day value at risk estimate.

Financial Goals and Factors That May Affect Them

  State Street's primary financial goal is sustainable real growth in earnings per share. The Corporation has two supporting goals, one for total revenue growth and one for return on common stockholder's equity (ROE). The long-term revenue goal is for a 12.5% real, or inflation adjusted, compound annual growth rate of revenue from 2000 through 2010. At present, this equates to approximately a 15% nominal compound annual growth rate. The annual return on stockholder's equity goal is 18%.

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

  Factors that may cause such differences include, but are not limited to, the factors discussed in this section and elsewhere in this Form 10-Q. Each of these factors, and others, are also discussed from time to time in the Corporation's other filings with the Securities and Exchange Commission, including in the Corporation's Form 10-K. The forward-looking statements contained in this report on Form 10-Q speak only as of the time the statements were given, and the Corporation does not undertake to revise those forward-looking statements to reflect events after the date of this report.

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

  Value of worldwide financial markets. As worldwide financial markets increase or decrease in value, State Street's opportunities to invest and service financial assets may change. Since a portion of the Corporation's fees are based on the value of assets under custody and management, fluctuations in worldwide securities market valuations will affect revenue. State Street estimates that if equity values worldwide were to increase or decrease by 10%, this, by itself, would cause approximately a 2% change in State Street's total revenue. If bond values worldwide were to change by 10%, State Street would anticipate a corresponding 1% change in its total revenue.

  Dynamics of markets served. Changes in markets served, including the growth rate of collective funds worldwide, the pace of debt issuance, and outsourcing decisions, mergers, acquisitions and consolidations among clients and competitors, can affect revenue. In general, State Street benefits from an increase in the volume of financial market transactions serviced.

  State Street provides services worldwide. Global and regional economic factors and changes or potential changes in laws and regulations affecting the Corporation's business, including volatile currencies, pace of inflation, changes in monetary policy, and social and political instability, could affect results of operations. For example, the slowing U.S. economy and continuing pressures on the Japanese economy are affecting the value of the U.S. and Japanese financial markets; also, recent legislation enacted by the U.S. Congress may cause changes in the competitive environment in which State Street operates, which could include, among other things, broadening the scope of activities of significant competitors, or facilitating consolidation of competitors into stronger entities, or attracting large and well-capitalized new competitors into State Street's traditional businesses. Such changes and the ability of the Corporation to address and adapt to the regulatory and competitive challenges may affect future results of operations.

  Interest rates. Market interest rate levels, the shape of the yield curve, and the direction of interest rate changes affect net interest revenue, as well as securities lending revenue recorded in servicing and management fees. All else being equal, in the short term, State Street's net interest revenue benefits from falling interest rates and is negatively affected by rising rates because interest-bearing liabilities reprice sooner than interest-earning assets. In general, sustained lower interest rates have a constraining effect on the net interest revenue growth rate.

  Volatility of currency markets. The degree of volatility in foreign exchange rates can affect the amount of foreign exchange trading revenue. In general, State Street benefits from currency volatility.

  Pace of pension reform. State Street expects to benefit from worldwide pension reform that creates additional pools of assets that use custody and related services, and investment management services. The pace of pension reform and resulting programs, including public and private pension schemes may affect the pace of revenue growth.

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

PART I. ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

  See information under the caption "Trading Activities: Foreign Exchange and Interest Rate Sensitivity" on pages 17-18.

PART II--OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

  (c) Directors of the Corporation who are not employees receive an annual retainer of $50,000 payable at their election in shares of Common Stock of the Corporation or in cash. In April 2001, a total of 5,975 shares were issued and receipt of 1,195 shares was deferred as payment for the 2001 annual retainer. Exemption from registration of the shares is claimed by the Corporation under
Section 4(2) of the Securities Act of 1933.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

  Registrant's annual meeting of stockholders was held on April 18, 2001. At the meeting, the following nominees for Director were elected:

                                                             Number of Shares
                                                           ---------------------
                                                               For     Withheld
                                                           ----------- ---------
   Ronald E. Logue........................................ 138,170,847 1,082,574
   Nicholas A. Lopardo.................................... 138,152,689 1,100,732
   David A. Spina......................................... 138,077,012 1,176,409
   David P. Gruber........................................ 138,183,222 1,070,199
   Linda A. Hill.......................................... 138,153,761 1,099,660
   Charles R. LaMantia.................................... 138,179,335 1,074,086
   Alfred Poe............................................. 138,145,720 1,107,701
   Diana Chapman Walsh.................................... 138,163,161 1,090,260
   Robert E. Weissman..................................... 138,128,305 1,125,116

  The following directors continue in office: Tenley E. Albright, M.D., Nader
F. Darehshori, John M. Kucharski, Bernard W. Reznicek, I. MacAllister Booth, Truman S. Casner, Arthur L. Goldstein, Dennis J. Picard, and Richard P. Sergel.

  Also at the meeting, the following action was voted upon:

                                                Number of Shares
                                  ---------------------------------------------
                                                            Abstain
                                                            or Not     Broker
                                      For        Against    Voting    Nonvotes
                                  ------------ ----------- --------- ----------
Vote to increase the
 Corporation's authorized number
 of shares of Common Stock......   133,263,771   5,360,974   628,676
Vote to approve the
 Corporation's Senior Executive
 Annual Incentive Plan..........   131,552,231   6,597,930 1,103,260
Vote on Application on the Model
 Business Corporation Act to the
 Corporation....................     9,894,597 106,317,182 4,071,707 18,969,935
Vote to Amend the By-laws to
 Provide Rules on Stockholder
 Meetings.......................     4,476,259 111,823,603 4,008,295 18,945,264

PART II. ITEM 6.
EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibit Index

                                                                     Page
                                                                      of
 Exhibit                                                             this
 Number                                                             Report
 ------- --------------------------------------------------------   ------
 12      Ratio of earnings to fixed charges                           24
 15      Letter regarding unaudited interim financial information     25

  (b) Current Reports on Form 8-K

  A current report on Form 8-K dated April 18, 2001 was filed, by the Registrant, on April 18, 2001 with the Securities and Exchange Commission that reported the Corporation's first quarter 2001 financial results.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          State Street Corporation

Date: May 2, 2001                         By:     /s/ Ronald L. O'Kelley
                                            -----------------------------------
                                                    Ronald L. O'Kelley
                                                 Executive Vice President,
                                               Treasurer and Chief Financial
                                                          Officer

Date: May 2, 2001                                /s/ Frederick P. Baughman
                                          By:
                                            -----------------------------------
                                                   Frederick P. Baughman
                                             Senior Vice President, Controller
                                               and Chief Accounting Officer