Form 10-Q
period 2001-06-30
STATE STREET CORP
filed 2001-08-08
CIK 93751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2001

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From                      To

Commission File No. 0-5108

STATE STREET CORPORATION
(Exact name of registrant as specified in its charter)

COMMONWEALTH OF MASSACHUSETTS	04-2456637
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

225 Franklin Street Boston, Massachusetts (Address of principal executive office)	02110 (Zip Code)

617-786-3000
(Registrant’s telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  ☒        No  ☐

The number of shares of the Registrant’s Common Stock outstanding on June 30, 2001 was 326,809,969.

PART I.  ITEM 1.
FINANCIAL STATEMENTS

Consolidated Statement of Income – State Street Corporation (Unaudited)

(Dollars in millions, except per share data) Three months ended June 30,	2001	2000

Fee Revenue
Servicing fees	$ 422	$ 362
Management fees	133	131
Foreign exchange trading	99	101
Processing fees	65	57
Other	12	5

Total fee revenue	731	656
Net Interest Revenue
Interest revenue	732	768
Interest expense	493	553

Net interest revenue	239	215
Provision for loan losses	3	2

Net interest revenue after provision for loan losses	236	213

Total Revenue	967	869
Operating Expenses
Salaries and employee benefits	416	366
Information systems and communications	90	75
Transaction processing services	60	66
Occupancy	56	48
Other	97	87

Total operating expenses	719	642

Income before income taxes	248	227
Income taxes	81	79

Net Income	$ 167	$ 148

Earnings Per Share
Basic	$ .51	$ .46
Diluted	.50	.45
Average Shares Outstanding (in thousands)
Basic	325,214	321,693
Diluted	330,537	328,090
Cash Dividends Declared Per Share	$ .10	$ .085

    The accompanying notes are an integral part of these financial statements.

PART I.  ITEM 1.
FINANCIAL STATEMENTS (continued)

Consolidated Statement of Income – State Street Corporation (Unaudited)

(Dollars in millions, except per share data) Six months ended June 30,	2001	2000

Fee Revenue
Servicing fees	$ 812	$ 711
Management fees	259	312
Foreign exchange trading	198	207
Processing fees	125	119
Other	(27)	12

Total fee revenue	1,367	1,361
Net Interest Revenue
Interest revenue	1,587	1,494
Interest expense	1,101	1,067

Net interest revenue	486	427
Provision for loan losses	4	5

Net interest revenue after provision for loan losses	482	422

Total Revenue	1,849	1,783
Operating Expenses
Salaries and employee benefits	808	752
Information systems and communications	177	153
Transaction processing services	124	141
Occupancy	109	98
Other	200	182

Total operating expenses	1,418	1,326

Income before income taxes	431	457
Income taxes	143	160

Net Income	$ 288	$ 297

Earnings Per Share
Basic	$ .89	$ .93
Diluted	.87	.91
Average Shares Outstanding (in thousands)
Basic	324,949	320,683
Diluted	330,361	326,829
Cash Dividends Declared Per Share	$ .195	$ .165

    The accompanying notes are an integral part of these financial statements.

PART I.  ITEM 1.
FINANCIAL STATEMENTS (continued)

Consolidated Statement of Condition – State Street Corporation

(Dollars in millions)	June 30, 2001	December 31, 2000

	(Unaudited)

Assets
Cash and due from banks	$ 1,541	$ 1,618
Interest-bearing deposits with banks	22,000	21,295
Securities purchased under resale agreements and securities borrowed	17,481	21,134
Federal funds sold	575	650
Trading account assets	1,610	1,004
Investment securities (including securities pledged to creditors of $6,355 and $7,152)	17,173	13,740
Loans (less allowance of $61 and $57)	5,370	5,216
Premises and equipment	823	726
Accrued income receivable	924	845
Other assets	2,821	3,070

Total Assets	$ 70,318	$ 69,298

Liabilities
Deposits:
Interest-bearing—U.S.	$ 3,435	$ 2,241
Noninterest-bearing	8,997	10,009
Interest-bearing—Non-U.S.	27,917	25,687

Total deposits	40,349	37,937
Securities sold under repurchase agreements	16,466	21,351
Federal funds purchased	4,076	955
Other short-term borrowings	1,379	632
Accrued taxes and other expenses	1,418	1,431
Other liabilities	1,735	2,511
Long-term debt	1,218	1,219

Total Liabilities	66,641	66,036
Stockholders’ Equity
Preferred stock, no par: authorized 3,500,000; issued none
Common stock, $1 par: authorized 500,000,000; issued 329,916,000 and 167,219,000	330	167
Surplus	109	69
Retained earnings	3,340	3,278
Other unrealized comprehensive gain (loss)	13	(1)
Treasury stock, at cost (3,106,000 and 5,508,000 shares)	(115)	(251)

Total Stockholders’ Equity	3,677	3,262

Total Liabilities and Stockholders’ Equity	$ 70,318	$ 69,298

The accompanying notes are an integral part of these financial statements.

PART I.  ITEM 1.
FINANCIAL STATEMENTS (continued)

Consolidated Statement of Changes in Stockholders’ Equity – State Street Corporation (Unaudited)

	Common Stock		Surplus	Retained Earnings	Other Unrealized Comprehensive Gain (Loss)	Treasury Stock		Total
(Dollars in millions, shares in thousands)	Shares	Amount				Shares	Amount

Balance at December 31, 1999	167,225	$ 167	$ 55	$ 2,795	$ (57)	7,635	$ (308)	$ 2,652
Comprehensive income:
Net income				297				297
Change in net unrealized gain/loss on available-for-sale securities, net of deferred tax benefit of $6					(9)			(9)
Foreign currency translation, net of deferred tax benefit of $6					(9)			(9)

Comprehensive income				297	(18)			279
Cash dividends declared—$.165 per share (post split)				(54)				(54)
Common stock issued pursuant to:
Stock awards and options exercised, including nonqualified tax benefit of $39	(3)		22			(1,748)	68	90
Debt conversion			(11)			(226)	12	1
Common stock acquired						419	(37)	(37)

Balance at June 30, 2000	167,222	$ 167	$ 66	$ 3,038	$ (75)	6,080	$ (265)	$ 2,931

Balance at December 31, 2000	167,219	$ 167	$ 69	$ 3,278	$ (1)	5,508	$ (251)	$ 3,262
Comprehensive income:
Net income				288				288
Change in net unrealized gain/loss on available-for-sale securities, net of deferred tax expense of $18					26			26
Foreign currency translation, net of deferred tax benefit of $9					(17)			(17)
Other					5			5

Comprehensive income				288	14			302
Cash dividends declared—$.195 per share (post split)				(63)				(63)
Stock split in the form of a 100% stock dividend	162,698	163		(163)		139
Common stock issued pursuant to:
Acquisitions			43			(2,490)	139	182
Stock awards and options exercised, including nonqualified tax benefit of $9	(1)		(2)			(578)	38	36
Debt conversion			(1)			(8)	1
Common stock acquired						535	(42)	(42)

Balance at June 30, 2001	329,916	$ 330	$ 109	$ 3,340	$ 13	3,106	$ (115)	$ 3,677

The accompanying notes are an integral part of these financial statements.

PART I.  ITEM 1.
FINANCIAL STATEMENTS (continued)

Consolidated Statement of Cash Flows – State Street Corporation (Unaudited)

(Dollars in millions) Six months ended June 30,	2001	2000

Operating Activities
Net Income	$ 288	$ 297
Non-cash charges for depreciation, amortization, provision for loan losses and deferred income taxes	137	180

Net income adjusted for non-cash charges	425	477
Adjustments to reconcile to net cash used by operating activities:
Securities gains, net	(21)
Net change in:
Trading account assets	(606)	(539)
Other, net	(578)	(63)

Net Cash Used by Operating Activities	(780)	(125)

Investing Activities
Payments for purchases of:
Available-for-sale securities	(9,618)	(3,594)
Held-to-maturity securities	(3,200)	(194)
Lease financing assets	(404)	(518)
Premises and equipment	(121)	(42)
Business acquisitions, net of cash acquired	(91)
Proceeds from:
Maturities of available-for-sale securities	3,534	2,757
Maturities of held-to-maturity securities	3,109	177
Sales of available-for-sale securities	2,857	39
Principal collected from lease financing	20	34
Net proceeds from (payments for):
Interest-bearing deposits with banks	(705)	(735)
Federal funds sold, resale agreements and securities borrowed	3,728	(757)
Loans	50	(939)

Net Cash Used by Investing Activities	(841)	(3,772)

Financing Activities
Proceeds from issuance of:
Non-recourse debt for lease financing	305	435
Long-term debt		300
Treasury stock	28	50
Payments for:
Non-recourse debt for lease financing	(79)	(46)
Long-term debt	(1)	(2)
Cash dividends	(62)	(51)
Purchase of common stock	(42)	(37)
Net (payments for) proceeds from:
Deposits	2,412	3,225
Short-term borrowings	(1,017)	(401)

Net Cash Provided by Financing Activities	1,544	3,473

Net Decrease	(77)	(424)
Cash and due from banks at beginning of period	1,618	2,930

Cash and Due From Banks at End of Period	$ 1,541	$ 2,506

The accompanying notes are an integral part of these financial statements.
PART I.  ITEM 1.
FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements – State Street Corporation (Unaudited)

Note A—Basis of Presentation

        State Street Corporation (“State Street” or the “Corporation”) is a financial holding company that provides accounting, administration, custody, daily pricing, investment management, securities lending, foreign exchange, cash management, trading and information services to clients worldwide. State Street reports two lines of business. Investor Services includes accounting, administration, custody, daily pricing, operations outsourcing for investment managers, securities lending, foreign exchange, recordkeeping, deposit and short-term investment facilities, lease financing and information services to support institutions. Investment Management offers a broad array of services for managing financial assets worldwide for both institutions and individual investors, and other financial products. These services include passive and active equity, money market, and fixed income strategies, and brokerage and other related services.

        The consolidated financial statements include the accounts of State Street and its subsidiaries, including its principal subsidiary, State Street Bank and Trust Company (“State Street Bank”). Servicing and management fee revenue is recognized when earned based on contractual terms. Transaction-based revenue is recognized as the services are provided. Revenue on interest-earning assets is recognized based on the effective yield of the financial instrument. All significant intercompany balances and transactions have been eliminated upon consolidation. The results of operations of businesses purchased are included from the date of acquisition. Investments in affiliates in which the Corporation has the ability to exercise significant influence, but not control, are accounted for using the equity method.

        The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain previously reported amounts have been reclassified to conform to the current method of presentation.

        In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets” effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Corporation will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During 2002, the Corporation will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. State Street has not yet determined what the effect of these tests will be on the earnings and financial position of the Corporation.

        In the opinion of management, all adjustments consisting of normal recurring accruals, which are necessary for a fair presentation of the financial position of State Street and subsidiaries at June 30, 2001 and December 31, 2000, its cash flows for the six months ended June 30, 2001 and 2000, and consolidated results of its operations for the three and six months ended June 30, 2001 and 2000, have been made. These statements should be read in conjunction with the financial statements and other information included in State Street’s latest annual report on Form 10-K.

Note B—Acquisitions

        In June 2001, State Street completed the purchase of DST Portfolio Systems, Inc. (“DST”) for 1,483,000 shares of State Street common stock and cash in a transaction accounted for as a purchase. Included in the purchase was the Portfolio Accounting System, an integrated system that automates mutual fund accounting and investment management recordkeeping processes such as security pricing and dividend calculations, income and expense accruals, securities inventories, accounting for daily shareholder activity and calculation of daily net asset values.

        In February 2001, State Street completed the purchase of a majority interest in Bel Air Investment Advisors LLC (“Bel Air”) for 2,015,000 shares, after adjustment for the stock split, of State Street common stock and cash in a transaction accounted for as a purchase. Bel Air is a Los Angeles-based independent investment management firm focused on providing wealth management services to ultra-high-net-worth individuals.

        The pro forma results of operations adjusted to include DST and Bel Air for prior periods are not presented, as the results would not have been materially different.

        State Street Global Advisors® (SSgA®), the asset management division of State Street Bank, announced that it has agreed to acquire the passive equity business of Gartmore Investment Management plc (Gartmore), a subsidiary of Nationwide Mutual Insurance Company. Gartmore is a provider of active investment management products and services to professional advisers, private and institutional clients around the world. Gartmore’s passive equity business has over $25 billion of assets under management. Under the terms of agreement, SSgA will also hire the Gartmore team that manages, services and administers the passive equity business.

Note C—Investment Securities

        Available-for-sale securities are recorded at fair value and held-to-maturity securities are recorded at amortized cost on the Consolidated Statement of Condition. Investment securities consisted of the following as of the dates indicated:

	June 30, 2001				December 31, 2000
	Amortized Cost	Unrealized		Fair Value	Amortized Cost	Unrealized				Fair Value
(Dollars in millions)		Gains	Losses				Gains		Losses

Available for sale:
U.S. Treasury and federal agencies	$ 6,148	$ 31	$ 4	$ 6,175	$ 5,855	$ 24		$ 4		$ 5,875
State and political subdivisions	1,676	21	1	1,696	1,673	9		2		1,680
Asset-backed securities	3,501	32	10	3,523	3,273	11		4		3,280
Collateralized mortgage obligations	977	8		985	1,008	3		2		1,009
Other investments	3,382	1	1	3,382	578			2		576

Total	$ 15,684	$ 93	$ 16	$ 15,761	$ 12,387	$ 47		$ 14		$ 12,420

Held to maturity:
U.S. Treasury and federal agencies	$ 1,265	$ 7		$ 1,272	$ 1,272	$ 4		$ 1		$ 1,275
Other investments	147			147	48					48

Total	$ 1,412	$ 7		$ 1,419	$ 1,320	$ 4		$ 1		$ 1,323

        During the six months ended June 30, 2001, there were gross gains of $21 million and gross losses of less than $1 million realized on the sales of available-for-sale securities. During the six months ended June 30, 2000, there were gross gains and losses of less than $1 million realized on the sales of available-for-sale securities.
PART I.  ITEM 1.
FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements – State Street Corporation (Unaudited)

Note D—Allowance for Loan Losses

        State Street establishes an allowance for loan losses to absorb probable credit losses. Changes in the allowance for loan losses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2001	2000	2001	2000

Balance at beginning of period	$ 58	$ 50	$ 57	$ 48
Provision for loan losses	3	2	4	5
Loan charge-offs				(1)
Recoveries		1		1
Balance at end of period	$ 61	$ 53	$ 61	$ 53

Note E—Stockholders’ Equity

        A proposal to increase the authorized number of shares of common stock from 250 million to 500 million was approved by stockholders at the Annual Meeting in April 2001. On May 30, 2001, State Street distributed a two-for-one stock split in the form of a 100% stock dividend to stockholders of record on April 30, 2001. The par value of the additional shares was capitalized by a transfer from retained earnings to common stock. Earnings per share, dividends per share and average shares outstanding have been restated for the stock split. Period-end share data is presented on a historical basis. Treasury stock, with the exclusion of shares held in trust for deferred compensation plans, was not affected by the stock split.

Note F—Processing Fees and Other Fee Revenue

        Processing fees of $125 million and $119 million for the six months ended June 30, 2001 and 2000, included $45 million and $50 million, respectively, for brokerage services.

        Other fee revenue includes gains and losses on sales of investment securities, leased equipment and other assets, trading account profits and losses, profits and losses from joint ventures, and amortization of investments in tax-advantaged financings. In March 2001, State Street recorded the write-off of $50 million for its investment in Bridge Information Systems, Inc. The write-off decreased after-tax net income by $33 million, equal to $.10 per basic and diluted share.
PART I.  ITEM 1.
FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements – State Street Corporation (Unaudited)

Note G—Net Interest Revenue

        Net interest revenue consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2001	2000	2001	2000

Interest Revenue
Deposits with banks	$ 199	$ 168	$ 445	$ 315
Investment securities:
U.S. Treasury and federal agencies	107	134	228	262
State and political subdivisions (exempt from federal tax)	19	21	37	42
Other investments	108	84	187	160
Loans	68	74	142	141
Securities purchased under resale agreements, securities borrowed and federal funds sold	217	272	519	546
Trading account assets	14	15	29	28

Total interest revenue	732	768	1,587	1,494

Interest Expense
Deposits	235	240	510	458
Other borrowings	235	295	545	573
Long-term debt	23	18	46	36

Total interest expense	493	553	1,101	1,067

Net interest revenue	$ 239	$ 215	$ 486	$ 427

Note H—Operating Expenses—Other

        The other category of operating expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2001	2000	2001	2000

Professional services	$ 33	$ 34	$ 64	$ 67
Advertising and sales promotion	15	15	32	30
Other	49	38	104	85

Total operating expenses—other	$ 97	$ 87	$200	$182

PART I.  ITEM 1.
FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements – State Street Corporation (Unaudited)

Note I—Regulatory Matters

        The regulatory capital amounts and ratios were the following at June 30, 2001 and December 31, 2000:

	Regulatory Guidelines (1)		State Street		State Street Bank
(Dollars in millions)	Minimum	Well Capitalized	2001	2000	2001	2000

Risk-based ratios:
Tier 1 capital	4%	6%	13.3%	14.5%	12.4%	13.4%
Total capital	8	10	14.3	15.6	12.5	13.5
Leverage ratio	3	5	5.5	5.4	5.5	5.3
Tier 1 capital			$ 3,763	$ 3,611	$ 3,454	$ 3,297
Total capital			4,038	3,885	3,491	3,331
Adjusted risk-weighted assets and market-risk equivalents:
On-balance sheet			$ 21,155	$ 17,382	$ 20,906	$ 17,114
Off-balance sheet			6,410	6,930	6,414	6,935
Market-risk equivalents			632	629	573	598

Total			$ 28,197	$ 24,941	$ 27,893	$ 24,647

Quarterly average adjusted assets			$ 67,981	$ 66,944	$ 63,240	$ 62,201

(1)
State Street must meet the regulatory designation of “well capitalized” in order to maintain its status as a financial holding company. In addition, Regulation Y defines “well capitalized” for a bank holding company such as State Street for the purpose of determining eligibility for a streamlined review process for acquisition proposals (for such purposes, “well capitalized” requires State Street to maintain a minimum Tier 1 risk-based capital ratio of 6% and a minimum total risk-based capital ratio of 10%).

Note J—Lines of Business

        The following is a summary of the lines of business operating results for the six months ended June 30:

	Investor Services		Investment Management
(Dollars in millions; taxable equivalent)	2001	2000	2001	2000

Total revenue	$ 1,530	$ 1,363	$ 398	$ 453
Income before income taxes	458	397	52	93
Average assets (billions)	66.0	58.8	2.7	2.1

        Total revenue presented above is greater than the consolidated statement of income by the taxable equivalent adjustments of $29 million and $33 million for the six months ended June 30, 2001 and 2000, respectively. For the six months ended June 30, 2001, total revenue and income before income taxes presented above is greater than the consolidated statement of income by $50 million for the write-off of the investment in Bridge.
PART I.  ITEM 1.
FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements – State Street Corporation (Unaudited)

Note K—Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share data; shares in thousands)	2001	2000	2001	2000

Net Income	$ 167	$ 148	$ 288	$ 297
Earnings per share
Basic	$ .51	$ .46	$ .89	$ .93
Diluted	.50	.45	.87	.91

Basic average shares	325,214	321,693	324,949	320,683
Stock options and stock awards	4,640	5,194	4,726	4,867
7.75% convertible subordinated debentures	683	1,203	686	1,279

Dilutive average shares	330,537	328,090	330,361	326,829

Note L—Commitments and Contingent Liabilities

        State Street provides accounting, administration, custody, daily pricing, investment management, securities lending, foreign exchange, cash management, trading and information services to clients worldwide. Assets under custody and assets under management are held by State Street in a fiduciary or custodial capacity and are not included in the Consolidated Statement of Condition because such items are not assets of State Street. Management conducts regular reviews of its responsibilities for these services and considers the results in preparing its financial statements. In the opinion of management, there are no contingent liabilities at June 30, 2001 that would have a material adverse effect on State Street’s financial position or results of operations.

        State Street is subject to pending and threatened legal actions that arise in the normal course of business. In the opinion of management, after discussion with counsel, these actions can be successfully defended or resolved without a material adverse effect on State Street’s financial position or results of operations.
PART I.  ITEM 1.
FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements – State Street Corporation (Unaudited)

Note M—Off-Balance Sheet Financial Instruments, Including Derivatives

        State Street uses various off-balance sheet financial instruments, including derivatives. The following table summarizes the contractual or notional amounts of derivative financial instruments held or issued by State Street for trading and balance sheet management:

(Dollars in millions)	June 30, 2001	December 31, 2000

Trading:
Interest rate contracts:
Swap agreements	$ 3,585	$ 3,025
Options and caps purchased	301	323
Options and caps written	379	413
Futures—short position	6,749	5,046
Options on futures purchased	410	320
Options on futures written	535	460
Foreign exchange contracts:
Forward, swap and spot	194,238	138,057
Options purchased	1,055	2
Options written	665	2
Balance Sheet Management:
Interest rate contracts:
Swap agreements	150	180

        The fair value of interest rate swaps designated as cash flow hedges was approximately $9 million at June 30, 2001, and the notional amounts of interest rate agreements designated as cash flow hedges were $150 million.

        The following is a summary of the contractual amount of State Street’s credit-related, off-balance sheet financial instruments:

(Dollars in millions)	June 30, 2001	December 31, 2000

Indemnified securities on loan	$ 108,662	$ 101,438
Loan commitments	12,246	11,367
Asset purchase agreements	9,057	7,112
Standby letters of credit	3,522	4,028
Letters of credit	262	218

        On behalf of its clients, State Street lends their securities to creditworthy brokers and other institutions. In certain circumstances, State Street may indemnify its clients for the fair market value of those securities against a failure of the borrower to return such securities. State Street requires the borrowers to provide collateral in an amount equal to or in excess of 102% of the fair market value of the securities borrowed. The borrowed securities are revalued daily to determine if additional collateral is necessary. State Street held, as collateral, cash and U.S. government securities totaling $113.0 billion and $105.9 billion for indemnified securities on loan at June 30, 2001, and December 31, 2000, respectively.
PART I.  ITEM 1.
FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements – State Street Corporation (Unaudited)

Note M—Off-Balance Sheet Financial Instruments, Including Derivatives (continued)

        Approximately 90% of the loan commitments and asset purchase agreements will expire in one year or less from the date of issue. Since many of the commitments are expected to expire without being drawn, the total commitment amounts do not necessarily represent future cash requirements.

Independent Accountants’ Review Report

The Stockholders and Board of Directors
State Street Corporation

We have reviewed the accompanying consolidated statement of condition of State Street Corporation as of June 30, 2001, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2001 and 2000, and the consolidated statements of changes in stockholders’ equity and cash flows for the six-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated statement of condition of State Street Corporation as of December 31, 2000, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the year then ended (not presented herein) and in our report dated January 17, 2001, except for Note Y, as to which the date is February 6, 2001, we expressed an unqualified opinion on those consolidated financial statements.

ERNST & YOUNG LLP

Boston, Massachusetts
July 17, 2001

PART I.  ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Summary

        Diluted earnings per share for the second quarter were $.50, an increase of 11% from $.45 in the second quarter of 2000. Total revenue increased $96 million to $982 million. Net income was $167 million, up 13% from $148 million a year ago. Return on stockholders’ equity was 18.9%.

        For the six months ended June 30, 2001, reported diluted earnings per share were $.87, down from $.91 per share a year ago. Reported results for the six months ended June 30, 2001, include the write-off of State Street’s $50 million investment in Bridge Information Systems, Inc. (“Bridge”). The write-off of Bridge, recorded in March 2001, decreased net income by $33 million and diluted earnings per share by $.10. Excluding the write-off of Bridge, defined as operating results, diluted earnings per share were $.97 for the six months ended June 30, 2001, total operating revenue was $1.9 billion and operating earnings were $321 million.

Condensed Income Statement—Taxable Equivalent Basis

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions, except per share data)	2001	2000	Change	%	2001	2000	Change	%

Reported Results
Fee revenue:
Servicing fees	$ 422	$ 362	$ 60	16	$ 812	$ 711	$ 101	14
Management fees	133	131	2	1	259	312	(53)	(18)
Foreign exchange trading	99	101	(2)	(3)	198	207	(9)	(5)
Processing fees	65	57	8	15	125	119	6	6
Other	12	5	7		(27)	12	(39)

Total fee revenue	731	656	75	11	1,367	1,361	6
Net interest revenue	254	232	22	10	515	460	55	12
Provision for loan losses	3	2	1	20	4	5	(1)	(20)

Total revenue	982	886	96	11	1,878	1,816	62	3
Operating expenses	719	642	77	12	1,418	1,326	92	7

Income before income taxes	263	244	19	8	460	490	(30)	(6)
Income taxes	81	79	2	2	143	160	(17)	(10)
Taxable equivalent adjustment	15	17	(2)	(15)	29	33	(4)	(13)

Net income	$ 167	$ 148	$ 19	13	$ 288	$ 297	$ (9)	(3)

Earnings Per Share (2)
Basic	$ .51	$ .46	$ .05	11	$ .89	$ .93	$ (.04)	(4)
Diluted	.50	.45	.05	11.87		.91	(.04)	(4)

Operating Results (1)
Total operating revenue	$ 982	$ 886	$ 96	11	$ 1,928	$ 1,816	$ 112	6
Operating earnings	167	148	19	13	321	297	24	8
Diluted operating earnings per share (2)	.50	.45	.05	11.97		.91	.06	7

(1)	Operating results for the six months ended June 30, 2001 exclude the write-off of $50 million for State Street’s investment in Bridge, equal to $33 million after tax, or $.10 per diluted share.
(2)	Per share amounts have been restated to reflect the 2-for-1 stock split in the form of a 100% stock dividend distributed to stockholders on May 30, 2001 to stockholders of record as of April 30, 2001.

Total Revenue

        In the second quarter of 2001, total revenue was $982 million, up $96 million, or 11%, from a year ago. Growth came primarily from servicing fees and net interest revenue. New business from mutual and collective funds clients won in 2000 drove growth in servicing fees, despite lower equity values worldwide. Strong securities lending revenue contributed significantly to servicing fees, as well. Increased client activity and improved spreads drove the increase in net interest revenue.

        For the six months ended June 30, 2001, growth in operating revenue was partially offset by the effect of the formation of CitiStreet, LLC (“CitiStreet”) in April 2000. Businesses contributed to CitiStreet are now accounted for using the equity method, reducing revenue and expenses subsequent to the formation. Adjusted to exclude the results of CitiStreet in first quarter of the prior year, total operating revenue would have increased 9%, primarily from growth in servicing fees and net interest revenue.

Fee Revenue

        Fee revenue comprised 74% of the Corporation’s total revenue in the second quarter of 2001. Fee revenue was $731 million, up $75 million, or 11%, over 2000. Fee revenue growth came principally from servicing fees.

        Servicing fees is the largest component of fee revenue and is derived from U.S. and offshore mutual funds, collective funds, accounting, administration, custody, daily pricing, securities lending, performance and analytics, compliance monitoring, and operations outsourcing for investment managers. Second quarter servicing fees were $422 million, up 16% from the second quarter of 2000. New business from mutual and collective funds clients won in 2000 drove growth in servicing fees, despite lower equity values worldwide. Strong securities lending revenue, which benefited from a favorable interest rate environment in the United States, contributed significantly as well. Total assets under custody were unchanged from a year earlier, at $6.1 trillion, reflecting market value declines offset by new business and additional contributions of assets by existing clients.

        Management fees for the second quarter were $133 million, up 1% from 2000. Revenue benefited from new business from existing and new clients, including the Bel Air Investment Advisors LLC (“Bel Air”) business acquired in the first quarter of 2001, and growth in securities lending revenue, despite the impact of lower equity values worldwide. Assets under management of $727 billion were down $2 billion year-over-year. Equities assets were down slightly, while money market and fixed income assets under management increased.

        Foreign exchange trading revenue was $99 million, compared to $101 million a year ago. Foreign exchange trading revenue reflects three primary factors: the volume of cross-border transactions, currency volatility, and the mix of currencies being traded. The second quarter foreign exchange trading revenue reflected lower currency volatility, largely offset by increased transaction volumes.

        Other fee revenue consists of gains and losses on securities, trading account profits and losses, and miscellaneous gains and fees. Other fee revenue for the second quarter of $12 million reflected a $15 million gain on the sales of certain short-duration securities, and the gain on the sale of a non-strategic business unit, which was largely offset by the write-down of certain assets, principally an unused data center.

        For the six months ended June 30, 2001, fee revenue was $1.4 billion, up $6 million from a year ago. Servicing fees were $812 million, up $101 million or 14%, reflecting new business and strong securities lending revenue. Management fees were $259 million, down $53 million, or 18%. Excluding the results of businesses contributed to CitiStreet from the prior year, management fees were down 4%, reflecting the decline in global equity valuations over the past year and reduced performance fees.

Net Interest Revenue

        Taxable-equivalent net interest revenue for the second quarter was $254 million, up 10% from $232 million a year ago. In serving sophisticated global investors, State Street provides short-term funds management, including deposit services and repurchase agreements for cash positions associated with clients’ investment activities. Client investment activities drove much of the Corporation’s balance sheet growth. Balance sheet growth from increased client activity and improved spreads were partially offset by lower noninterest-bearing deposits and lower asset yields.

	Three Months Ended June 30,
	2001		2000
(Dollars in millions)	Average Balance	Rate	Average Balance	Rate

Interest-earning assets	$ 62,743	4.77%	$ 55,706	5.67%
Interest-bearing liabilities	55,949	3.53	47,938	4.64

Excess of rate earned over rate paid		1.24%		1.03%

Net Interest Margin		1.63%		1.68%

        For the six months ended June 30, 2001, net interest revenue was $515 million, up $55 million, or 12%, reflecting improved spreads and increased client deposit and investment activity. Net interest margin for the first half of 2001 was 1.65%, compared to 1.66% in 2000.

Operating Expenses

        Operating expenses for the quarter were $719 million, up 12% from the second quarter of 2000 to support new business and long-term growth initiatives.

        Salaries and employee benefits were $416 million in the second quarter, up 13% from last year. The increase was primarily due to additional staff, including people hired in conjunction with the new business from PIMCO, Merrill Lynch, Liberty Financial Companies and Scottish Widows, and salary increases, partially offset by lower performance-based incentive compensation.

        Information systems and communications expense grew $15 million to $90 million for the second quarter. This growth reflects a continued investment in the hardware and software critical to State Street’s growth and efficiency improvements.

        Transaction processing services expense of $60 million was down $6 million, or 9%, reflecting lower subcustodian fees.

        For the six months ended June 30, 2001, operating expenses were $1.4 billion, up $92 million, or 7%, from a year ago. Adjusted to exclude the results of CitiStreet from the prior year, operating expenses were up 11% year-over-year.

Income Taxes

        Income taxes for the second quarter of 2001 were $81 million, up from $79 million in the second quarter of last year. The effective tax rate for the second quarter of 2001 was 32.6%, bringing the year-to-date effective tax rate to the expected full year rate of 33.3%. The full year effective tax rate on operations, excluding the write-off of the investment in Bridge Information Systems, of 33.3% is below the prior year rate of 34.3% as a result of changes in income mix and increased tax credits.
PART I.  ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

Credit Quality

        At June 30, 2001, total gross loans were $5.4 billion. At quarter end, the allowance for loan losses was $61 million, an increase from $53 million a year ago. For the quarter ended June 30, 2001, the provision for loan losses charged against income was $3 million, and there were no recoveries or charge-offs. At June 30, 2001, non-performing loans were less than $1 million, down from $4 million at year-end 2000, and $7 million from a year ago.

Lines of Business

        Following is a summary of line of business operating results for the six months ended June 30:

(Dollars in millions; taxable equivalent)	Investor Services		Investment Management
	2001(1)	2000	2001	2000

Fee revenue:
Servicing fees	$ 812	$ 711
Management fees			$ 259	$ 312
Foreign exchange trading	198	207
Other	61	43	87	88

Total fee revenue	1,071	961	346	400
Net interest revenue after provision for loan losses	459	402	52	53

Total operating revenue	1,530	1,363	398	453
Operating expense	1,072	966	346	360

Operating earnings before income taxes	$ 468	$ 397	$ 52	$ 93

Pretax margin	30%	29%	13%	21%
Average assets (billions)	$ 66.0	$ 58.8	$ 2.7	$ 2.1

(1)	Operating results for the first half of 2001 exclude the write-off of $50 million for State Street’s investment in Bridge, equal to $33 million after tax, or $.10 per diluted share.

        Investor Services.    Investor Services includes accounting, administration, custody, daily pricing, operations outsourcing for investment managers, securities lending, foreign exchange, recordkeeping, deposit and short-term investment facilities, lease financing, and information services. These services support sophisticated investors in developing and executing their strategies, enhancing their returns, and evaluating and managing risk. Clients around the world include mutual funds and other collective investment funds, corporate and public pension plans, corporations, investment managers, not-for-profit organizations, unions, and other holders of investment assets. During 2000, State Street began providing an expanding array of operational outsourcing services to its investment management clients. This enables State Street to provide global asset managers with a comprehensive suite of services, from trade order management through settlement. Revenue from Investor Services comprised 79% of State Street’s total revenue for the six months ended June 30, 2001.

        Total operating revenue for the six months ended June 30, 2001 increased $167 million to $1.5 billion, up 12% from $1.4 billion reported for the first six months of 2000. This increase in revenue is driven primarily by the 14% increase in servicing fees. New business from mutual and collective funds clients won in 2000 drove growth in servicing fees, despite lower equity values worldwide. Strong new business wins in 2000 included investment manager operations outsourcing for Pacific Investment Management Co. (“PIMCO”), fund accounting and daily pricing for Merrill Lynch, and fund accounting, daily pricing and financial reporting for
Liberty Financial Companies. In the United Kingdom, business benefited from clients transferring from Lloyds TSB to State Street, and the investment manager operations outsourcing win of Scottish Widows. In Japan, business continued to grow through State Street’s alliance with Chuo Mitsui. Strong securities lending revenue, which benefited from a favorable interest rate environment in the United States, contributed significantly as well. Total assets under custody were unchanged from a year earlier, at $6.1 trillion, reflecting market value declines offset by new business and additional contributions of assets by existing clients.

        Foreign exchange trading revenue was $198 million, compared to $207 million a year ago. Foreign exchange trading revenue reflects three primary factors: the volume of cross-border transactions, currency volatility, and the mix of currencies being traded. Foreign exchange trading revenue for the first six months of 2001 reflected lower currency volatility, largely offset by increased transaction volumes.

        Net interest revenue for the six months ended June 30, 2001 was $459 million, up $57 million from a year ago. In serving sophisticated global investors, State Street provides short-term funds management, including deposit services and repurchase agreements for cash positions associated with clients’ investment activities. Client investment activities drove much of the Corporation’s balance sheet growth. Balance sheet growth from increased client activity and improved spreads were partially offset by lower noninterest-bearing deposits and lower asset yields.

        Operating expenses for the six months ended June 30, 2001 were $1.1 billion, 11% higher than a year ago. The increase was primarily due to additional staff, including people hired in conjunction with the new business from PIMCO, Merrill Lynch, Liberty Financial Companies and Scottish Widows, and salary increases, partially offset by lower performance-based incentive compensation. Information systems and communications expense increased reflecting continued investment in hardware and software critical to State Street’s continued growth and efficiency improvements. Transaction processing services were down reflecting lower subcustodian fees.

        Investment Management.    State Street offers a broad array of services for managing financial assets worldwide for both institutions and individuals, and other financial products. Services included passive and active equity, money market, and fixed income strategies, and brokerage, and other related services. Revenue from this line of business comprised 21% of State Street’s total revenue for the six months ended June 30, 2001. Reported results for both periods reflect the addition of other financial products to this line of business previously included in Investor Services.

        Total revenue for the six months ended June 30, 2001 was $398 million, down $55 million, or 12%, from $453 million reported for the first six months of 2000. Management fees were $259 million, down 18% from 2000. Adjusted for the formation of CitiStreet, management fees would have been down 4%, reflecting the impact of the decline in global equity valuations over the last twelve months and reduced performance fees. This was partially offset by continued new business success. Assets under management of $727 billion were down $2 billion year-over-year. Equities assets, comprising approximately two-thirds of the assets under management, were down slightly, while money market and fixed income assets under management increased.

        Operating expenses of $346 million decreased $14 million. Adjusted for the formation of CitiStreet, operating expenses would have been up 16% for the first six months of 2001. This growth reflects higher salaries and additional staff offset by a decrease in performance-based incentive compensation, reflecting the outstanding performance in the first quarter of last year and growth in expenses related to new business and acquisitions.
PART I.  ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

Acquisitions

        In June 2001, State Street completed the purchase of DST Portfolio Systems, Inc. for 1,483,000 shares of State Street common stock and cash in a transaction accounted for as a purchase. Acquired in the purchase was the Portfolio Accounting System, an integrated system that automates mutual fund accounting and investment management recordkeeping processes such as security pricing and dividend calculations, income and expense accruals, securities inventories, accounting for daily shareholder activity and calculation of daily net asset values.

        In February 2001, State Street completed the purchase of a majority interest in Bel Air for 2,015,000 shares, after adjustment for the stock split, of State Street common stock and cash in a transaction accounted for as a purchase. Bel Air is a Los Angeles-based independent investment management firm focused on providing wealth management services to ultra-high-net-worth individuals.

        State Street Global Advisors® (SSgA)®, the asset management division of State Street Bank, announced that it has agreed to acquire the passive equity business of Gartmore Investment Management plc (Gartmore), a subsidiary of Nationwide Mutual Insurance Company. Gartmore is a provider of active investment management products and services to professional advisers, private and institutional clients around the world. Gartmore’s passive equity business has over $25 billion of assets under management. Under the terms of agreement, SSgA will also hire the Gartmore team that manages, services and administers the passive equity business.

Liquidity and Capital

        Liquidity.    The primary objective of State Street’s liquidity management is to ensure that the Corporation has sufficient funds to meet its commitments and business needs, and to accommodate the transaction and cash management requirements of its clients. Liquidity is provided by State Street’s access to global debt markets, its ability to gather additional deposits from its clients, maturing short-term assets, the sales of securities and payments of loans. Client deposits and other funds provide a multi-currency, geographically diverse source of liquidity. State Street maintains a large portfolio of liquid assets. As of June 30, 2001, the Corporation’s liquid assets were 86% of total assets.

        Capital.    State Street’s objective is to maintain a strong capital base in order to provide financial flexibility for its business needs, including funding corporate growth and clients’ cash management needs. As a state-chartered bank and member of the Federal Reserve System, State Street Bank, State Street’s principal subsidiary, is regulated by the Federal Reserve Board, which has established guidelines for minimum capital ratios. State Street has developed internal capital adequacy policies to ensure that State Street Bank meets or exceeds the level required for the “well capitalized” category, the highest of the Federal Reserve Board’s five capital categories. State Street’s capital management emphasizes risk exposure rather than asset levels. At June 30, 2001, State Street Bank’s Tier 1 risk-based capital ratio was 12.4% and the Corporation’s Tier 1 risk-based capital ratio was 13.3%. Both significantly exceed the regulatory minimum of 4% and the well-capitalized category of 6%. See Note I to the Consolidated Financial Statements for further information.

        In June 2001, State Street’s Board of Directors increased by 4 million shares the authorization for the purchase of State Street common stock for use in employee benefit programs and for general corporate purposes. As of June 30, 2001, 7.6 million shares may be purchased under the stock purchase program.

        On December 21, 2000, State Street’s Board of Directors approved a 2-for-1 stock split in the form of a 100% stock dividend, subject to stockholder approval of an increase in the authorized number of shares at the Annual Meeting of Stockholders. Approval of an increase in the authorized number of shares by stockholders was received at the Annual Meeting in April 2001. The stock dividend was distributed on May 30, 2001, to stockholders of record as of April 30, 2001.

PART I.  ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

Trading Activities: Foreign Exchange and Interest Rate Sensitivity

        As part of its trading activities, the Corporation assumes positions in both the foreign exchange and interest rate markets by buying and selling cash instruments and using financial derivatives, including forward foreign exchange contracts, foreign exchange and interest rate options, and interest rate swaps. As of June 30, 2001, the notional amount of these derivative instruments was $207.9 billion, of which $194.2 billion was foreign exchange forward contracts. Long and short foreign exchange forward positions are closely matched to minimize currency and interest rate risk. All foreign exchange contracts are valued daily at current market rates.

        The following table presents State Street’s market risk for its trading activities as measured by its value at risk methodology:

Value at Risk for the six months ended June 30,

(Dollars in millions)	Average	Maximum	Minimum

2001:
Foreign exchange contracts	$ 1.0	$ 1.9
Interest rate contracts	3.8	4.9	$ 3.0
2000:
Foreign exchange contracts	1.0	2.1	.4
Interest rate contracts	3.8	5.3	3.1

        State Street uses actual profit and loss data from daily trading activities to estimate one-day value at risk. During the first six months of 2001, State Street did not experience any one-day trading loss in excess of its end of day value at risk estimate.

Financial Goals and Factors That May Affect Them

        State Street’s primary financial goal is sustainable real growth in earnings per share. The Corporation has two supporting goals, one for total revenue growth and one for return on common stockholders’ equity (ROE). The long-term revenue goal is for a 12.5% real, or inflation adjusted, compound annual growth rate of revenue from 2000 through 2010. At present, this equates to approximately a 15% nominal compound annual growth rate. The annual return on stockholders’ equity goal is 18%.

        State Street considers these to be financial goals, not projections or forward-looking statements. However, the discussion included in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in other portions of this report on Form 10-Q, may contain statements that are considered “forward-looking statements” within the meaning of the federal securities laws. These statements may be identified by such forward-looking terminology as “expect,” “look,” “believe,” “anticipate,” “may,” “will,” or similar statements or variations of such terms. The Corporation’s financial goals and such forward-looking statements involve certain risks and uncertainties, including the issues and factors listed below and factors further described in conjunction with the forward-looking information, which could cause actual results to differ materially.
PART I.  ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

        Factors that may cause such differences include, but are not limited to, the factors discussed in this section and elsewhere in this Form 10-Q. Each of these factors, and others, are also discussed from time to time in the Corporation’s other filings with the Securities and Exchange Commission, including in the Corporation’s Form 10-K. The forward-looking statements contained in this report on Form 10-Q speak only as of the time the statements were given, and the Corporation does not undertake to revise those forward-looking statements to reflect events after the date of this report.

        Cross-border investing.    Increases in cross-border investing by clients worldwide benefit State Street’s revenue. Future revenue may increase or decrease depending upon the extent of increases or decreases in cross-border investments made by clients or future clients.

        Savings rate of individuals.    State Street benefits from the savings of individuals that are invested in mutual funds and other collective funds or in defined contribution plans. Changes in savings rates or investment styles may affect revenue.

        Value of worldwide financial markets.    As worldwide financial markets increase or decrease in value, State Street’s opportunities to invest and service financial assets may change. Since a portion of the Corporation’s fees are based on the value of assets under custody and management, fluctuations in worldwide securities market valuations will affect revenue. State Street estimates that if equity values worldwide were to increase or decrease by 10%, this, by itself, would cause approximately a 2% change in State Street’s total revenue. If bond values worldwide were to change by 10%, State Street would anticipate a corresponding 1% change in its total revenue.

        Dynamics of markets served.    Changes in markets served, including the growth rate of collective funds worldwide, the pace of debt issuance, and outsourcing decisions, mergers, acquisitions and consolidations among clients and competitors, can affect revenue. In general, State Street benefits from an increase in the volume of financial market transactions serviced.

        State Street provides services worldwide. Global and regional economic factors and changes or potential changes in laws and regulations affecting the Corporation’s business, including volatile currencies, pace of inflation, changes in monetary policy, and social and political instability, could affect results of operations. For example, the significant slowing of economic growth globally is affecting worldwide equity values and constraining business growth; also, recent legislation enacted by the U.S. Congress may cause changes in the competitive environment in which State Street operates, which could include, among other things, broadening the scope of activities of significant competitors, or facilitating consolidation of competitors into stronger entities, or attracting large and well-capitalized new competitors into State Street’s traditional businesses. Such factors and changes and the ability of the Corporation to address and adapt to the regulatory and competitive challenges may affect future results of operations.

        Interest rates.    Market interest rate levels, the shape of the yield curve, and the direction of interest rate changes affect net interest revenue, as well as securities lending revenue recorded in servicing and management fees. All else being equal, in the short term, State Street’s net interest revenue benefits from falling interest rates and is negatively affected by rising rates because interest-bearing liabilities reprice sooner than interest-earning assets. In general, sustained lower interest rates have a constraining effect on the net interest revenue growth rate.

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

        Pricing/competition.    Future prices the Corporation is able to obtain for its products may increase or decrease from current levels depending upon demand for its products, its competitors’ activities and the introduction of new products into the marketplace.

        Pace of new business.    The pace at which State Street attracts new clients, and the pace at which existing and new clients use additional services and assign additional assets to State Street for management or custody will affect future results of operations.

        Business mix.    Changes in business mix, including the mix of U.S. and non-U.S. business, may affect future results of operations.

        Rate of technological change.    Technological change creates opportunities for product differentiation and reduced costs, as well as the possibility of increased expenses. Developments in the securities processing industry, including shortened settlement cycles and ultimately straight-through-processing, will result in changes to existing procedures. Alternative delivery systems have emerged, including the widespread utilization of the Internet. State Street’s financial performance depends in part on its ability to develop and market new and innovative services, and to adopt or develop new technologies that differentiate State Street’s products or provide cost efficiencies.

        There are risks inherent in this process. These include rapid technological change in the industry, the Corporation’s ability to access technical and other information from clients, and the significant and ongoing investments required to bring new services to market in a timely fashion at competitive prices. Further, there is risk that competitors may introduce services that could replace or provide lower-cost alternatives to State Street services.

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

        Acquisitions and alliances.    Acquisitions of complementary businesses and technologies, and development of strategic alliances are an active part of State Street’s overall business strategy. The Corporation has completed several acquisitions and alliances in recent years. However, there can be no assurance that services, technologies, key personnel and businesses of acquired companies will be effectively assimilated into State Street’s business or service offerings or that alliances will be successful.

PART I.  ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        See information under the caption “Trading Activities: Foreign Exchange and Interest Rate Sensitivity” on page 21.

PART II—OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

        (c)  In June 2001, Registrant completed the purchase of DST Portfolio Systems, Inc. from DST Systems, Inc. (“DST”) for 1,483,000 shares of Registrant’s common stock and cash. Included in the purchase was the Portfolio Accounting System, an integrated system that automates mutual fund accounting and investment management recordkeeping processes such as security pricing and dividend calculations, income and expense accruals, securities inventories, accounting for daily shareholder activity and calculation of daily net asset values. Exemption from registration of the shares is claimed by the Registrant under Section 4(2) of the Securities Act of 1933; DST acquired the shares of Registrant’s common stock for its own account and not with a view to any distribution thereof.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibit Index

Exhibit Number		Page of this Report
3.1	Restated Articles of Organization of Registrant, as amended to date	26
12	Ratio of earnings to fixed charges	92
15	Letter regarding unaudited interim financial information	93

        (b)  Current Reports on Form 8-K

        None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STATE STREET CORPORATION

Date: August 2, 2001
By:
/S / RONALD L. O’KELLEY

Ronald L. O’Kelley
Executive Vice President, Treasurer and Chief Financial Officer

Date: August 2, 2001
By:
/S / FREDERICK P. BAUGHMAN

Frederick P. Baughman
Senior Vice President, Controller and Chief Accounting Officer