Form 10-Q
period 2001-09-30
STATE STREET CORP
filed 2001-11-07
CIK 93751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2001

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

    Yes  ☒        No  ☐

The number of shares of the Registrant’s Common Stock outstanding on September 30, 2001 was 325,366,361.

STATE STREET CORPORATION

PART I.  ITEM 1.
FINANCIAL STATEMENTS

Consolidated Statement of Income – State Street Corporation (Unaudited)

(Dollars in millions, except per share data) Three months ended September 30,	2001	2000

Fee Revenue
Servicing fees	$ 398	$ 359
Management fees	124	140
Foreign exchange trading	87	89
Processing fees	70	56
Other	29	12

Total fee revenue	708	656

Net Interest Revenue
Interest revenue	705	838
Interest expense	451	603

Net interest revenue	254	235
Provision for loan losses	3	3

Net interest revenue after provision for loan losses	251	232

Total Revenue	959	888

Operating Expenses
Salaries and employee benefits	420	377
Information systems and communications	93	78
Transaction processing services	61	68
Occupancy	57	51
Other	81	91

Total operating expenses	712	665

Income before income taxes	247	223
Income taxes	77	73

Net Income	$ 170	$ 150

Earnings Per Share
Basic	$ .52	$ .46
Diluted	.51	.45
Average Shares Outstanding (in thousands)
Basic	326,731	322,443
Diluted	331,764	328,963
Cash Dividends Declared Per Share	$ .10	$ .085

The accompanying notes are an integral part of these financial statements.

Consolidated Statement of Income – State Street Corporation (Unaudited)

(Dollars in millions, except per share data) Nine months ended September 30,	2001	2000

Fee Revenue
Servicing fees	$ 1,210	$ 1,070
Management fees	383	452
Foreign exchange trading	285	296
Processing fees	195	175
Other	2	24

Total fee revenue	2,075	2,017

Net Interest Revenue
Interest revenue	2,292	2,332
Interest expense	1,552	1,670

Net interest revenue	740	662
Provision for loan losses	7	8

Net interest revenue after provision for loan losses	733	654

Total Revenue	2,808	2,671

Operating Expenses
Salaries and employee benefits	1,228	1,129
Information systems and communications	270	231
Transaction processing services	185	209
Occupancy	166	149
Other	281	273

Total operating expenses	2,130	1,991

Income before income taxes	678	680
Income taxes	220	232

Net Income	$ 458	$ 448

Earnings Per Share
Basic	$ 1.41	$ 1.39
Diluted	1.38	1.36
Average Shares Outstanding (in thousands)
Basic	325,550	321,274
Diluted	330,813	327,475
Cash Dividends Declared Per Share	$ .295	$ .25

The accompanying notes are an integral part of these financial statements.

PART I.  ITEM 1.
FINANCIAL STATEMENTS (continued)

Consolidated Statement of Condition – State Street Corporation

(Dollars in millions)	September 30, 2001	December 31, 2000

	(Unaudited)
Assets
Cash and due from banks	$ 2,235	$ 1,618
Interest-bearing deposits with banks	20,887	21,295
Securities purchased under resale agreements and securities borrowed	16,788	21,134
Federal funds sold	3,650	650
Trading account assets	1,103	1,004
Investment securities (including securities pledged to creditors of $7,439 and $7,152)	18,000	13,740
Loans (less allowance of $55 and $57)	5,957	5,216
Premises and equipment	817	726
Accrued income receivable	831	845
Other assets	2,908	3,070

Total Assets	$ 73,176	$ 69,298

Liabilities
Deposits:
Interest-bearing—U.S.	$ 4,964	$ 2,241
Noninterest-bearing	12,340	10,009
Interest-bearing—Non-U.S.	26,625	25,687

Total deposits	43,929	37,937
Securities sold under repurchase agreements	18,099	21,351
Federal funds purchased	747	955
Other short-term borrowings	1,400	632
Accrued taxes and other expenses	1,509	1,431
Other liabilities	2,467	2,511
Long-term debt	1,217	1,219

Total Liabilities	69,368	66,036
Stockholders’ Equity
Preferred stock, no par: authorized 3,500,000; issued none
Common stock, $1 par: authorized 500,000,000; issued 329,999,000 and 167,219,000	330	167
Surplus	107	69
Retained earnings	3,477	3,278
Other unrealized comprehensive gain (loss)	85	(1)
Treasury stock, at cost (4,633,000 and 5,508,000 shares)	(191)	(251)

Total Stockholders’ Equity	3,808	3,262

Total Liabilities and Stockholders’ Equity	$ 73,176	$ 69,298

The accompanying notes are an integral part of these financial statements.

PART I.  ITEM 1.
FINANCIAL STATEMENTS (continued)

Consolidated Statement of Changes in Stockholders’ Equity – State Street Corporation (Unaudited)

(Dollars in millions, except per share data, shares in thousands)	Common Stock		Surplus	Retained Earnings	Other Unrealized Comprehensive Gain (Loss)	Treasury Stock		Total
	Shares	Amount				Shares	Amount

Balance at December 31, 1999	167,225	$ 167	$ 55	$ 2,795	$ (57)	7,635	$ (308)	$ 2,652
Comprehensive income:
Net income				448				448
Change in net unrealized gain/loss on available-for-sale securities, net of deferred tax expense of $6					25			25
Foreign currency translation, net of deferred tax benefit of $6					(19)			(19)

Comprehensive income				448	6			454
Cash dividends declared—$.25 per share				(81)				(81)
Common stock issued pursuant to:
Stock awards and options exercised, including nonqualified tax benefit of $52	(51)		27			(2,191)	97	124
Debt conversion			(11)			(226)	12	1
Common stock acquired						621	(61)	(61)

Balance at September 30, 2000	167,174	$ 167	$ 71	$ 3,162	$ (51)	5,839	$ (260)	$ 3,089

Balance at December 31, 2000	167,219	$ 167	$ 69	$ 3,278	$ (1)	5,508	$ (251)	$ 3,262
Comprehensive income:
Net income				458				458
Change in net unrealized gain/loss on available-for-sale securities, net of deferred tax expense of $66					108			108
Foreign currency translation, net of deferred tax benefit of $9					(13)			(13)
Other, net of deferred tax benefit of $7					(9)			(9)

Comprehensive income				458	86			544
Cash dividends declared—$.295 per share				(96)				(96)
Stock split in the form of a 100% stock dividend	162,785	163		(163)		139
Common stock issued pursuant to:
Acquisitions			43			(2,490)	139	182
Stock awards and options exercised, including nonqualified tax benefit of $15	(5)		(1)			(1,012)	52	51
Debt conversion			(4)			(147)	4
Common stock acquired						2,635	(135)	(135)

Balance at September 30, 2001	329,999	$ 330	$ 107	$ 3,477	$ 85	4,633	$ (191)	$ 3,808

The accompanying notes are an integral part of these financial statements.

PART I.  ITEM 1.
FINANCIAL STATEMENTS (continued)

Consolidated Statement of Cash Flows – State Street Corporation (Unaudited)

(Dollars in millions) Nine months ended September 30,	2001	2000

Operating Activities
Net Income	$ 458	$ 448
Non-cash charges for depreciation, amortization, provision for loan losses and deferred income taxes	248	304
Securities gains, net	(36)	(1)
Change in trading account assets, net	(162)	(105)
Other, net	117	(246)

Net Cash Provided by Operating Activities	625	400

Investing Activities
Payments for purchases of:
Available-for-sale securities	(13,480)	(4,336)
Held-to-maturity securities	(3,804)	(305)
Lease financing assets	(850)	(772)
Premises and equipment	(172)	(97)
Business acquisitions, net of cash acquired	(91)
Proceeds from:
Maturities of available-for-sale securities	5,682	3,691
Maturities of held-to-maturity securities	3,675	263
Sales of available-for-sale securities	4,005	504
Principal collected from lease financing	24	29
Net proceeds from (payments for):
Interest-bearing deposits with banks	408	(1,199)
Federal funds sold, resale agreements and securities borrowed	1,346	(2,356)
Loans	(445)	(1,147)

Net Cash Used by Investing Activities	(3,702)	(5,725)

Financing Activities
Proceeds from issuance of:
Non-recourse debt for lease financing	669	638
Long-term debt		300
Treasury stock	36	72
Payments for:
Non-recourse debt for lease financing	(81)	(41)
Long-term debt	(1)	(4)
Cash dividends	(94)	(79)
Purchase of common stock	(135)	(61)
Net (payments for) proceeds from:
Deposits	5,992	2,794
Short-term borrowings	(2,692)	42

Net Cash Provided by Financing Activities	3,694	3,661

Net Increase (Decrease)	617	(1,664)
Cash and due from banks at beginning of period	1,618	2,930

Cash and Due From Banks at End of Period	$ 2,235	$ 1,266

The accompanying notes are an integral part of these financial statements.

PART I.  ITEM 1.
FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements – State Street Corporation (Unaudited)

Note A—Basis of Presentation

        State Street Corporation (“State Street” or the “Corporation”) is a financial holding company that provides accounting, administration, custody, daily pricing, investment management, securities lending, foreign exchange, cash management, trading and information services to clients worldwide. State Street reports two lines of business. Investment Servicing includes accounting, administration, custody, daily pricing, operations outsourcing for investment managers, securities lending, foreign exchange, recordkeeping, deposit and short-term investment facilities, lease financing, brokerage, and information services to support institutions. Investment Management offers a broad array of services for managing financial assets worldwide for both institutions and individual investors, and other financial products. These services include passive and active equity, money market, and fixed income strategies, and other related services.

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

        In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Other Intangible Assets”, effective for years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with the Statement. The Corporation will apply the new rules beginning in the first quarter of 2002, which will include the reclassification of certain goodwill to other intangible assets that will be amortized. State Street is currently evaluating the net impact of the cessation of amortization of goodwill and the reclassification of certain goodwill to other intangible assets. During 2002, the Corporation will perform the first of the required impairment tests of goodwill and indefinite-lived intangible assets as of January 1, 2002. State Street has not yet determined what impact these tests, the cessation of amortization of goodwill or the reclassification of certain goodwill to other intangible assets will have on earnings or the financial position of the Corporation.

        In the opinion of management, all adjustments consisting of normal recurring accruals, which are necessary for a fair presentation of the financial position of State Street and subsidiaries at September 30, 2001 and December 31, 2000, its cash flows for the nine months ended September 30, 2001 and 2000, and consolidated results of its operations for the three and nine months ended September 30, 2001 and 2000, have been made. These statements should be read in conjunction with the financial statements and other information included in State Street’s latest annual report on Form 10-K.

Note B—Acquisitions

        In June 2001, State Street completed the purchase of DST Portfolio Systems, Inc. (“DPS”) for 1,483,000 shares of State Street common stock and cash in a transaction accounted for as a purchase. Included in the purchase was the Portfolio Accounting System, an integrated system that automates mutual fund accounting and investment management recordkeeping processes such as security pricing and dividend calculations, income and expense accruals, securities inventories, accounting for daily shareholder activity and calculation of daily net asset values.

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

        The pro forma results of operations adjusted to include DPS and Bel Air for prior periods are not presented, as the results would not have been materially different.

Note C—Investment Securities

        Available-for-sale securities are recorded at fair value and held-to-maturity securities are recorded at amortized cost on the Consolidated Statement of Condition. Investment securities consisted of the following as of the dates indicated:

	September 30, 2001				December 31, 2000
		Unrealized				Unrealized
(Dollars in millions)	Amortized Cost	Gains	Losses	Fair Value	Amortized Cost	Gains	Losses	Fair Value

Available for sale:
U.S. Treasury and federal agencies	$ 7,326	$ 109		$ 7,435	$ 5,855	$ 24	$ 4	$ 5,875
State and political subdivisions	1,654	30	$ 10	1,674	1,673	9	2	1,680
Asset-backed securities	3,446	74	7	3,513	3,273	11	4	3,280
Collateralized mortgage obligations	849	7		856	1,008	3	2	1,009
Other investments	3,066	7	3	3,070	578		2	576

Total	$ 16,341	$ 227	$ 20	$ 16,548	$ 12,387	$ 47	$ 14	$ 12,420

Held to maturity:
U.S. Treasury and federal agencies	$ 1,308	$ 16		$ 1,324	$ 1,272	$ 4	$ 1	$ 1,275
Other investments	144			144	48			48

Total	$ 1,452	$ 16		$ 1,468	$ 1,320	$ 4	$ 1	$ 1,323

        During the nine months ended September 30, 2001, there were gross gains of $36 million and gross losses of less than $1 million realized on sales of available-for-sale securities. During the nine months ended September 30, 2000, there were gross gains of $1 million and no gross losses realized on sales of available-for-sale securities.
PART I.  ITEM 1.
FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements – State Street Corporation (Unaudited)

Note D—Allowance for Loan Losses

        State Street establishes an allowance for loan losses to absorb probable credit losses. Changes in the allowance for loan losses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2001	2000	2001	2000

Balance at beginning of period	$ 61	$ 53	$ 57	$ 48
Provision for loan losses	3	3	7	8
Loan charge-offs	(9)		(9)	(1)
Recoveries				1

Balance at end of period	$ 55	$ 56	$ 55	$ 56

Note E—Stockholders’ Equity

        A proposal to increase the authorized number of shares of common stock from 250 million to 500 million was approved by stockholders at the Annual Meeting in April 2001. On May 30, 2001, State Street distributed a two-for-one stock split in the form of a 100% stock dividend to stockholders of record on April 30, 2001. The par value of the additional shares was capitalized by a transfer from retained earnings to common stock. Earnings per share, dividends per share and average shares outstanding have been restated for the stock split. Period-end share data is presented on a historical basis. Treasury stock, not including shares held in trust for deferred compensation plans, was not affected by the stock split.

Note F—Processing Fees and Other Fee Revenue

        Processing fees of $195 million and $175 million for the nine months ended September 30, 2001 and 2000, included $66 million and $69 million, respectively, for brokerage services.

        Other fee revenue includes gains and losses on sales of investment securities, leased equipment and other assets, trading account profits and losses, profits and losses from joint ventures, and amortization of investments in tax-advantaged financings. Additionally, other fee revenue included the March 2001 write-off of $50 million for State Street’s investment in Bridge Information Systems, Inc. The write-off decreased after-tax net income by $33 million, equal to $.10 per basic and diluted share.
PART I.  ITEM 1.
FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements – State Street Corporation (Unaudited)

Note G—Net Interest Revenue

Net interest revenue consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2001	2000	2001	2000

Interest Revenue
Deposits with banks	$ 204	$ 195	$649	$510
Investment securities:
U.S. Treasury and federal agencies	104	129	332	391
State and political subdivisions (exempt from federal tax)	18	22	55	64
Other investments	100	83	287	243
Loans	60	75	202	216
Securities purchased under resale agreements, securities borrowed and federal funds sold	204	319	723	865
Trading account assets	15	15	44	43

Total interest revenue	705	838	2,292	2,332

Interest Expense
Deposits	212	260	722	718
Other borrowings	215	320	760	893
Long-term debt	24	23	70	59

Total interest expense	451	603	1,552	1,670

Net interest revenue	$ 254	$ 235	$740	$662

Note H—Operating Expenses—Other

The other category of operating expenses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2001	2000	2001	2000

Professional services	$ 28	$ 31	$ 92	$ 98
Advertising and sales promotion	14	15	46	45
Other	39	45	143	130

Total operating expenses—other	$ 81	$ 91	$ 281	$ 273

PART I.  ITEM 1.
FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements – State Street Corporation (Unaudited)

Note I—Regulatory Matters

          The regulatory capital amounts and ratios were the following at September 30, 2001 and
December 31, 2000:

	Regulatory Guidelines (1)		State Street		State Street Bank
(Dollars in millions)	Minimum	Well Capitalized	2001	2000	2001	2000

Risk-based ratios:
Tier 1 capital	4%	6%	12.8%	14.5%	12.3%	13.4%
Total capital	8	10	13.7	15.6	12.4	13.5
Leverage ratio	3	5	5.1	5.4	5.2	5.3

Tier 1 capital			$ 3,825	$ 3,611	$ 3,629	$ 3,297
Total capital			4,081	3,885	3,658	3,331

Adjusted risk-weighted assets and market-risk equivalents:
On-balance sheet			$ 22,785	$ 17,382	$ 22,452	$ 17,114
Off-balance sheet			6,344	6,930	6,346	6,935
Market-risk equivalents			663	629	634	598

Total			$ 29,792	$ 24,941	$ 29,432	$ 24,647

Quarterly average adjusted assets			$ 75,410	$ 66,944	$ 70,116	$ 62,201

(1)
State Street must meet the regulatory designation of “well capitalized” in order to maintain its status as a financial holding company. In addition, Regulation Y defines “well capitalized” for a bank holding company such as State Street for the purpose of determining eligibility for a streamlined review process for acquisition proposals. For such purposes, “well capitalized” requires State Street to maintain a minimum Tier 1 risk-based capital ratio of 6% and a minimum total risk-based capital ratio of 10%.

Note J—Lines of Business

          The following is a summary of the lines of business operating results for the nine months ended
September 30:

	Investment Servicing		Investment Management
(Dollars in millions; taxable equivalent)	2001	2000	2001	2000

Total revenue	$ 2,447	$ 2,192	$ 458	$ 529
Income before income taxes	711	608	64	122
Average assets (billions)	69.2	60.3	2.0	1.2

        Total revenue presented above is greater than the consolidated statement of income by the taxable equivalent adjustments of $47 million and $50 million for the nine months ended September 30, 2001 and 2000, respectively. For the nine months ended September 30, 2001, total revenue and income before income taxes presented above is greater than the reported consolidated statement of income by $50 million for the write-off of the investment in Bridge.
PART I.  ITEM 1.
FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements – State Street Corporation (Unaudited)

        Certain products, including brokerage, previously included in Investment Management are now classified under Investment Servicing. Management changes were implemented in order to focus the Investment Management business primarily on asset management and to more closely align asset servicing activities with the Investment Servicing line of business.

Note K—Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,

(Dollars in millions, except per share data; shares in thousands)	2001	2000	2001	2000

Net Income	$ 170	$ 150	$ 458	$ 448
Earnings per share
Basic	$ .52	$ .46	$ 1.41	$ 1.39
Diluted	.51	.45	1.38	1.36

Basic average shares	326,731	322,443	325,550	321,274
Stock options and stock awards	4,398	5,480	4,594	5,003
7.75% convertible subordinated debentures	635	1,040	669	1,198

Dilutive average shares	331,764	328,963	330,813	327,475

Note L—Commitments and Contingent Liabilities

        State Street provides accounting, administration, custody, daily pricing, investment management, securities lending, foreign exchange, cash management, trading and information services to clients worldwide. Assets under custody and assets under management are held by State Street in a custodial or fiduciary capacity and are not included in the Consolidated Statement of Condition because such items are not assets of State Street. Management conducts regular reviews of its responsibilities for these services and considers the results in preparing its financial statements. In the opinion of management, there are no contingent liabilities at September 30, 2001 that would have a material adverse effect on State Street’s financial position or results of operations.

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

Notes to Consolidated Financial Statements – State Street Corporation (Unaudited)

Note M—Off-Balance Sheet Financial Instruments, Including Derivatives

        State Street uses various off-balance sheet financial instruments, including derivatives. The following table summarizes the contractual or notional amounts of derivative financial instruments held or issued by State Street for trading and balance sheet management:

(Dollars in millions)	September 30, 2001	December 31, 2000

Trading:
Interest rate contracts:
Swap agreements	$ 2,812	$ 3,025
Options and caps purchased	285	323
Options and caps written	380	413
Futures—short position	6,055	5,046
Options on futures purchased	410	320
Options on futures written	390	460
Foreign exchange contracts:
Forward, swap and spot	195,586	138,057
Options purchased	1,125	2
Options written	905	2
Balance Sheet Management:
Interest rate contracts:
Swap agreements	962	180

        In connection with its balance sheet activities, State Street designates $812 million of interest rate swap agreements as a fair value hedge of certain available-for-sale securities. For the quarter and nine months ended September 30, 2001, State Street recognized net pre-tax losses of approximately $2 million, which represented the ineffective portion of the hedge.

        In addition, State Street has designated interest rate swaps with a notional value of $150 million as cash flow hedges to its floating rate debt. These interest rate swaps constitute a fully-effective hedge.

        The following is a summary of the contractual amount of State Street’s credit-related, off-balance sheet financial instruments:

(Dollars in millions)	September 30, 2001	December 31, 2000

Indemnified securities on loan	$ 104,076	$ 101,438
Loan commitments	12,815	11,367
Asset purchase agreements	9,846	7,112
Standby letters of credit	3,846	4,028
Letters of credit	157	218

Notes to Consolidated Financial Statements – State Street Corporation (Unaudited)

Note M—Off-Balance Sheet Financial Instruments, Including Derivatives (continued)

        On behalf of its clients, State Street lends their securities to creditworthy brokers and other institutions. In certain circumstances, State Street may indemnify its clients for the fair market value of those securities against a failure of the borrower to return such securities. State Street requires the borrowers to provide collateral in an amount equal to or in excess of 102% of the fair market value of the securities borrowed. The borrowed securities are revalued daily to determine if additional collateral is necessary. State Street held, as collateral, cash and U.S. government securities totaling $108 billion and $105.9 billion for indemnified securities on loan at
September 30, 2001, and December 31, 2000, respectively.

        Approximately 90% of the loan commitments and asset purchase agreements will expire in one year or less from the date of issue. Since many of the commitments are expected to expire without being drawn, the total commitment amounts do not necessarily represent future cash requirements.

Independent Accountants’ Review Report

The Stockholders and Board of Directors
State Street Corporation

We have reviewed the accompanying consolidated statement of condition of State Street Corporation as of September 30, 2001, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2001 and 2000, and the consolidated statements of changes in stockholders’ equity and cash flows for the nine-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Corporation’s management.

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
October 17, 2001
PART I.  ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Summary

        Diluted earnings per share for the third quarter were $.51, an increase of 13% from $.45 in the third quarter of 2000. Total revenue increased $72 million to $977 million. Net income was $170 million, up 13% from $150 million a year ago. Return on stockholders’ equity was 17.9%.

        For the nine months ended September 30, 2001, reported diluted earnings per share were $1.38, up from $1.36 per share a year ago. Reported results for the nine months ended September 30, 2001 include the write-off of State Street’s $50 million investment in Bridge Information Systems, Inc. (“Bridge”). The write-off of the investment in Bridge, recorded in March 2001, decreased net income by $33 million and diluted earnings per share by $.10. Excluding the write-off of the investment in Bridge, defined as operating results, diluted earnings per share were $1.48 for the nine months ended September 30, 2001, total operating revenue was $2.9 billion and operating earnings were $491 million.

Condensed Income Statement—Taxable Equivalent Basis

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions, except per share data)	2001	2000	Change	%	2001	2000	Change	%

Reported Results
Fee revenue:
Servicing fees	$ 398	$ 359	$39	11	$ 1,210	$ 1,070	$ 140	13
Management fees	124	140	(16)	(11)	383	452	(69)	(16)
Foreign exchange trading	87	89	(2)	(1)	285	296	(11)	(3)
Processing fees	70	56	14	24	195	175	20	12
Other	29	12	17	131	2	24	(22)	(91)

Total fee revenue	708	656	52	8	2,075	2,017	58	3
Net interest revenue	272	252	20	8	787	712	75	11
Provision for loan losses	3	3			7	8	(1)	(7)

Total revenue	977	905	72	8	2,855	2,721	134	5
Operating expenses	712	665	47	7	2,130	1,991	139	7

Income before income taxes	265	240	25	10	725	730	(5)	(1)
Income taxes	77	73	4	4	220	232	(12)	(6)
Taxable equivalent adjustment	18	17	1	10	47	50	(3)	(5)

Net income	$ 170	$ 150	$20	13	$ 458	$ 448	$ 10	2

Earnings Per Share (2)
Basic	$ .52	$ .46	$.06	13	$ 1.41	$ 1.39	$ .02	1
Diluted	.51	.45	.06	13	1.38	1.36	.02	1

Operating Results (1)
Total operating revenue	$ 977	$ 905	$72	8	$ 2,905	$ 2,721	$ 184	7
Operating earnings	170	150	20	13	491	448	43	10
Diluted operating earnings per share (2)	.51	.45	.06	13	1.48	1.36	.12	9

(1)	Operating results for the nine months ended September 30, 2001 exclude the write-off of $50 million for State Street’s investment in Bridge, equal to $33 million after tax, or $.10 per diluted share.
(2)	Per share amounts have been restated to reflect the 2-for-1 stock split in the form of a 100% stock dividend distributed on May 30, 2001 to stockholders of record as of April 30, 2001.

Total Revenue

        In the third quarter of 2001, total revenue was $977 million, up $72 million, or 8%, from a year ago. Growth came primarily from servicing fees and net interest revenue. New business from investment managers installed over the last four quarters drove growth in servicing fees, despite lower equity values worldwide. Strong securities lending revenue, which increased compared to the third quarter of 2000, contributed as well. Higher net interest revenue was driven by balance sheet growth from increased client activity and wider interest rate spreads from a year ago.

        For the nine months ended September 30, 2001, growth in operating revenue was partially offset by the effect of the formation of CitiStreet, LLC (“CitiStreet”) in April 2000. Businesses contributed to CitiStreet are now accounted for using the equity method, reducing revenue and expenses subsequent to the formation. Adjusted to exclude the results of CitiStreet in first quarter of the prior year, total operating revenue would have increased 9%, primarily from growth in servicing fees and net interest revenue.

Fee Revenue

        Fee revenue was $708 million, up $52 million, or 8%, over 2000. Fee revenue growth came principally from servicing fees.

        Servicing fees in the third quarter of 2001 were $398 million, up 11% from a year ago. Servicing fees are derived from accounting, administration, custody, daily pricing, securities lending, performance and analytics, compliance monitoring, and operations outsourcing for investment managers. New business from investment managers installed over the last four quarters drove growth in servicing fees, despite lower equity values worldwide. Strong securities lending revenue on behalf of investment servicing clients, which increased compared to the third quarter of 2000, contributed as well, reflecting a favorable interest rate environment. Total assets under custody were $5.8 trillion, compared to $6.2 trillion a year ago, reflecting market value declines, partially offset by new business and additional assets from existing clients.

        Management fees from investment management services, delivered through State Street Global Advisors ®, were $124 million compared to $140 million a year ago. Management fees include revenue from an extensive range of investment management strategies, securities lending on behalf of investment management clients, specialized investment management advisory services, and other services. Revenue in the third quarter reflects continued declines in equity values worldwide, offset in part by new business, including business gained in an acquisition. Total assets managed were $663 billion, compared to $712 billion a year ago. Equities assets were down 15%, while fixed income and money market assets under management increased 13% from a year ago.

        Foreign exchange trading revenue was $87 million, compared to $89 million a year ago. Foreign exchange trading revenue reflects three primary factors: the volume of cross-border transactions, currency volatility, and the mix of currencies being traded.

        Processing fees grew $14 million, to $70 million, driven by growth in fees for structured financial products.

        Other fee revenue, which includes profits and losses from joint ventures, gains and losses on sales of securities, and other items, was $29 million in the quarter, which included securities gains of $15 million and a gain on the sale of a non-strategic business by a joint venture. Excluding securities gains, other revenue increased $2 million from $12 million a year ago.

        For the nine months ended September 30, 2001, fee revenue was $2.1 billion, up $58 million from a year ago. Servicing fees were $1.2 billion, up $140 million or 13%, reflecting new business and strong securities lending revenue. Management fees were $383 million, down $69 million, or 16%. Excluding the results of businesses contributed to CitiStreet from the prior year, management fees were down 6%, reflecting the decline in global equity valuations over the past year and reduced performance fees.

Net Interest Revenue

        Taxable-equivalent net interest revenue for the third quarter was $272 million, up $20 million, or 8%, from a year ago. State Street provides repurchase agreements and deposit services for clients’ investment activities, which drives net interest revenue. Average deposits increased 19% in the quarter. Growth in net interest revenue, reflecting balance sheet growth from increased client activity and improved interest rate spreads, was partially offset by lower asset yields.

	Three Months Ended September 30,
	2001		2000
(Dollars in millions)	Average Balance	Rate	Average Balance	Rate

Interest-earning assets	$ 70,527	4.07%	$ 57,909	5.87%
Interest-bearing liabilities	61,356	2.92	49,170	4.88

Excess of rate earned over rate paid		1.15%		.99%

Net Interest Margin		1.53%		1.73%

        For the nine months ended September 30, 2001, net interest revenue was $787 million, up $75 million, or 11%, reflecting improved spreads and increased client deposit and investment activity. Net interest margin for the nine months ended September 30, 2001 was 1.61%, compared to 1.69% in 2000.

Operating Expenses

        Operating expenses for the quarter were $712 million, up $47 million, or 7%, from the third quarter of 2000 to support new business and initiatives to support future growth.

        Salaries and employee benefits expenses increased $43 million, or 12%, to $420 million, reflecting increased staff, including new hires and people joining State Street as part of the large new business wins and two acquisitions, and salary increases, partially offset by lower performance-based incentive compensation.

        Information systems and communications expense grew $15 million to $93 million for the third quarter, as State Street continued to invest in the hardware and software critical to continued growth and efficiency improvements.

        Transaction processing services expense of $61 million was down $7 million, or 12%, reflecting reduced volumes of transaction-based activities.

        For the nine months ended September 30, 2001, operating expenses were $2.1 billion, up $139 million, or 7%, from a year ago. Adjusted to exclude the results of CitiStreet from the prior year, operating expenses were up 10% year-over-year.

Income Taxes

        Income taxes for the third quarter of 2001 were $77 million, up from $73 million in the third quarter of last year. State Street’s estimated full-year tax rate for 2001 has been revised to 32.6%, reflecting a change in income mix, with a larger share of income coming from non-taxable revenue as taxable revenue growth slows. The effect of that change was to lower the rate for the third quarter of 2001 to 31.2% due to the year-to-date adjustment.

Credit Quality

        At September 30, 2001, total gross loans were $6.0 billion. At quarter end, the allowance for loan losses was $55 million, a decrease from $56 million a year ago. For the quarter ended September 30, 2001, the provision for loan losses charged against income was $3 million, and there were charge-offs of $9 million and no recoveries. At September 30, 2001, non-performing loans were less than $1 million, down from $4 million at year-end 2000, and $5 million a year ago.

Lines of Business

        Following is a summary of lines of business operating results for the nine months ended September 30:

	Investment Servicing		Investment Management
(Dollars in millions; taxable equivalent)	2001	2000	2001	2000

Fee revenue:
Servicing fees	$ 1,210	$ 1,070
Management fees			$ 383	$ 452
Foreign exchange trading	285	296
Other (1)	235	191	12	8

Total fee revenue	1,730	1,557	395	460
Net interest revenue after provision for loan losses	717	635	63	69

Total operating revenue (1)	2,447	2,192	458	529
Operating expense	1,736	1,584	394	407

Operating earnings before income taxes (1)	$ 711	$ 608	$ 64	$ 122

Pre-tax margin	29%	28%	14%	23%
Average assets (billions)	$ 69.2	$ 60.3	$ 2.0	$ 1.2

(1)	Operating results for the nine months ended September 30, 2001 exclude the write-off of $50 million for State Street’s investment in Bridge.

        Investment Servicing.    Investment Servicing includes accounting, administration, custody, daily pricing, operations outsourcing for investment managers, securities lending, foreign exchange, recordkeeping, deposit and short-term investment facilities, lease financing, brokerage, and information services. These services support sophisticated investors in developing and executing their strategies, enhancing their returns, and evaluating and managing risk. Clients around the world include mutual funds and other collective investment funds, corporate and public pension plans, corporations, investment managers, not-for-profit organizations, unions, and other holders of investment assets. During 2000, State Street began providing an expanding array of operational outsourcing services to its investment management clients. These services enable State Street to provide global asset managers with a comprehensive suite of services, from trade order management through settlement. Revenue from Investment Servicing comprised 84% of State Street’s total operating revenue for the nine months ended September 30, 2001. Certain products, including brokerage, previously included in Investment Management are now classified under Investment Servicing. Management changes were implemented in order to focus the Investment Management business primarily on asset management and to more closely align asset servicing activities with the Investment Servicing line of business.
PART I.  ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

        Total operating revenue for the nine months ended September 30, 2001 increased $255 million to $2.4 billion, up 12% from $2.2 billion reported for the first nine months of 2000. This increase in revenue is driven primarily by the 13% increase in servicing fees. New business from investment managers installed over the last four quarters drove growth in servicing fees, despite lower equity values worldwide. Strong new business wins in 2000 included investment manager operations outsourcing for Pacific Investment Management Co. (“PIMCO”), fund accounting and daily pricing for Merrill Lynch, and fund accounting, daily pricing and financial reporting for Liberty Financial Companies. In the United Kingdom, business benefited from clients transferring from Lloyds TSB to State Street, and the investment manager operations outsourcing win of Scottish Widows. In Japan, business continued to grow through State Street’s alliance with Chuo Mitsui Trust & Banking Co. Strong securities lending revenue, which benefited from a favorable interest rate environment in the United States, contributed significantly as well. Total assets under custody were $5.8 trillion, compared to $6.2 trillion a year ago, reflecting market value declines, largely offset by new business and additional contributions of assets by existing clients.

        Foreign exchange trading revenue was $285 million, compared to $296 million a year ago. Foreign exchange trading revenue reflects three primary factors: the volume of cross-border transactions, currency volatility, and the mix of currencies being traded.

        Net interest revenue for the nine months ended September 30, 2001 was $717 million, up $82 million from a year ago. In serving sophisticated global investors, State Street provides short-term funds management, including deposit services and repurchase agreements for cash positions associated with clients’ investment activities. Growth in net interest revenue reflected improved spreads and increased client deposit and investment activity.

        Operating expenses for the nine months ended September 30, 2001 were $1.7 billion, 10% higher than a year ago. The increase was primarily due to additional staff, including people hired in conjunction with the new business from PIMCO, Merrill Lynch, Liberty Financial Companies and Scottish Widows, and salary increases, partially offset by lower performance-based incentive compensation. Information systems and communications expense increased reflecting continued investment in hardware and software critical to State Street’s continued growth and efficiency improvements. Transaction processing services were down reflecting lower subcustodian fees.

        Investment Management.    State Street offers a broad array of services for managing financial assets worldwide for both institutions and individuals, and other financial products. Services included passive and active equity, money market, and fixed income strategies, and other related services. Revenue from this line of business comprised 16% of State Street’s total operating revenue for the nine months ended September 30, 2001.

        Total revenue for the nine months ended September 30, 2001 was $458 million, down $71 million, or 13%, from $529 million reported for the first nine months of 2000. Management fees were $383 million, down 16% from 2000. Adjusted for the formation of CitiStreet, management fees would have been down 6%, reflecting the impact of the decline in global equity valuations over the last twelve months and reduced performance fees. This decline was partially offset by continued new business success. Total assets managed were $663 billion, compared to $712 billion a year ago. Equity assets were down 15%, while fixed income and money market assets under management increased 13% from a year ago.

        Operating expenses for the nine months ended September 30, 2001 of $394 million decreased $13 million from the prior year. Adjusted for the formation of CitiStreet, operating expenses would have been up 13% for the first nine months of 2001. This growth reflects higher salaries and additional staff related to new business and acquisitions, offset by a decrease in performance-based incentive compensation.

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

Liquidity and Capital

        Liquidity.    The primary objective of State Street’s liquidity management is to ensure that the Corporation has sufficient funds to meet its commitments and business needs, and to accommodate the transaction and cash management requirements of its clients. Liquidity is provided by State Street’s access to global debt markets, its ability to gather additional deposits from its clients, maturing short-term assets, the sales of securities and payments of loans. Client deposits and other funds provide a multi-currency, geographically diverse source of liquidity. State Street maintains a large portfolio of liquid assets. As of September 30, 2001, the Corporation’s liquid assets were 86% of total assets.

        Capital.    State Street’s objective is to maintain a strong capital base in order to provide financial flexibility for its business needs, including funding corporate growth and meeting clients’ cash management needs. As a state-chartered bank and member of the Federal Reserve System, State Street Bank, State Street’s principal subsidiary, is regulated by the Federal Reserve Board, which has established guidelines for minimum capital ratios. State Street has developed internal capital adequacy policies to ensure that State Street Bank meets or exceeds the level required for the “well capitalized” category, the highest of the Federal Reserve Board’s five capital categories. State Street’s capital management emphasizes risk exposure rather than asset levels. At September 30, 2001, State Street Bank’s Tier 1 risk-based capital ratio was 12.3% and the Corporation’s Tier 1 risk-based capital ratio was 12.8%. Both significantly exceed the regulatory minimum of 4% and the well-capitalized category of 6%. See Note I to the Consolidated Financial Statements for further information.

        In June 2001, State Street’s Board of Directors increased by 4 million shares the authorization for the purchase of State Street common stock for use in employee benefit programs and for general corporate purposes. As of September 30, 2001, 5.5 million shares may be purchased under the stock purchase program.

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

Trading Activities: Foreign Exchange and Interest Rate Sensitivity

        As part of its trading activities, the Corporation assumes positions in both the foreign exchange and interest rate markets by buying and selling cash instruments and using financial derivatives, including forward foreign exchange contracts, foreign exchange and interest rate options, and interest rate swaps. As of
September 30, 2001, the notional amount of these derivative instruments was $207.9 billion, of which $195.6 billion was foreign exchange forward contracts. Long and short foreign exchange forward positions are closely matched to minimize currency and interest rate risk. All foreign exchange contracts are valued daily at current market rates.

        The following table presents State Street’s market risk for its trading activities as measured by its value at risk methodology:

Value at Risk for the nine months ended September 30,

(Dollars in millions)	Average	Maximum	Minimum

2001:
Foreign exchange contracts	$ .9	$ 2.5	$ .4
Interest rate contracts	4.2	5.9	3.0
2000:
Foreign exchange contracts	1.0	2.1	.4
Interest rate contracts	3.9	5.3	3.1

        State Street uses actual profit and loss data from daily trading activities to estimate one-day value at risk. During the first nine months of 2001, State Street did not experience any one-day trading loss in excess of its end-of-day value at risk estimate.

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

        Cross-border investing.    Increases in cross-border investing by clients worldwide benefit State Street’s revenue. Future revenue may increase or decrease depending upon the extent of increases or decreases in cross-border investments made by clients or future clients. Economic and political uncertainties resulting from terrorist activities and military response to the activities could result in decreases in cross-border investing activities.

        Savings rate of individuals.    State Street benefits from the savings of individuals that are invested in mutual funds and other collective funds or in defined contribution plans. Changes in savings rates or investment styles may affect revenue.

        Value of worldwide financial markets.    As worldwide financial markets increase or decrease in value, State Street’s opportunities to invest and service financial assets may change. Since a portion of the Corporation’s fees are based on the value of assets under custody and management, fluctuations in the valuation of worldwide securities markets will affect revenue. State Street estimates that if equity values worldwide were to increase or decrease by 10%, this rate of change, by itself, would cause approximately a 2% change in State Street’s total revenue. If bond values worldwide were to change by 10%, State Street would anticipate a corresponding 1% change in its total revenue.

        Dynamics of markets served.    Changes in markets served, including the growth rate of collective funds worldwide, the pace of debt issuance, and outsourcing decisions, mergers, acquisitions and consolidations among clients and competitors, can affect revenue. In general, State Street benefits from an increase in the volume of financial market transactions serviced.

        State Street provides services worldwide. Global and regional economic factors and changes or potential changes in laws and regulations affecting the Corporation’s business, including volatile currencies, pace of inflation, changes in monetary policy, and social and political instability, could affect results of operations. For example, the significant slowing of economic growth globally is affecting worldwide equity values and business growth. The terrorist attacks, which took place in the United States on September 11, 2001, and subsequent terrorist activities, have caused further economic and political uncertainties. These attacks and activities and the national and global efforts to combat terrorism, many of which are still being formulated, have affected and may further adversely affect economic growth, and may have other adverse effects on many companies, including State Street, in ways that cannot be predicted at the present.

        Legislation enacted by the U.S. Congress in 1999 may cause changes in the competitive environment in which State Street operates, which could include, among other things, broadening the scope of activities of significant competitors, or facilitating consolidation of competitors into stronger entities, or attracting large and well-capitalized new competitors into State Street’s traditional businesses. Such factors and changes and the ability of the Corporation to address and adapt to the regulatory and competitive challenges may affect future results of operations.

        Interest rates.    The levels of market interest rates, the shape of the yield curve, and the direction of interest rate changes affect net interest revenue, as well as securities lending revenue recorded in servicing and management fees. All else being equal, in the short term, State Street’s net interest revenue and securities lending revenue benefit from falling interest rates and are negatively affected by rising rates because interest-bearing liabilities reprice sooner than interest-earning assets. In general, sustained lower interest rates have a constraining effect on the net interest revenue growth rate.
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

        Business continuity.    State Street has business continuity and disaster recovery plans in place. However, events, including terrorist or military actions and resulting political and social turmoil, could arise that would cause unforeseen damage to State Street’s physical facilities or could cause delays or disruptions to operational functions, including information processing and financial market settlement functions. Additionally, State Street has clients, vendors and counterparties who could suffer from such events. Should these events affect State Street, or the clients, vendors or counterparties with which it conducts business, State Street’s results of operations could be negatively impacted.

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

        The risks inherent in this process include rapid technological change in the industry, the Corporation’s ability to access technical and other information from clients, and the significant and ongoing investments required to bring new services to market in a timely fashion at competitive prices. A further risk is the introduction by competitors of services that could replace or provide lower-cost alternatives to State Street services.

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

PART I.  ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        See information under the caption “Trading Activities: Foreign Exchange and Interest Rate Sensitivity” on pages 21.

        State Street’s Risk Management function is described in detail in the Corporation’s 2000 Annual Report and Form 10-K.

PART II—OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit Index

Exhibit Number
10.1	Memorandum of Agreement with Nicholas A. Lopardo
12	Ratio of earnings to fixed charges
15	Letter regarding unaudited interim financial information

(b) Current Reports on Form 8-K

        None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STATE STREET CORPORATION

Date: November 2, 2001	By: /S / RONALD L. O’KELLEY Ronald L. O’Kelley Executive Vice President, Treasurer and Chief Financial Officer

Date: November 2, 2001	By: /S / FREDERICK P. BAUGHMAN Frederick P. Baughman Senior Vice President, Controller and Chief Accounting Officer