Form 10-K
period 2001-12-31
STATE STREET CORP
filed 2002-02-22
CIK 93751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-5108

STATE STREET CORPORATION

(Exact name of registrant as specified in its charter)

MASSACHUSETTS (State or other jurisdiction of incorporation) 225 Franklin Street Boston, Massachusetts (Address of principal executive office)	04-2456637 (I.R.S. Employer Identification No.) 02110 (Zip Code)

617-786-3000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of Class)	(Name of each exchange on which registered)

Common Stock, $1 par value Preferred share purchase rights	Boston Stock Exchange New York Stock Exchange Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Registrant's Common Stock held by non-affiliates (persons other than directors and executive officers) of the registrant on January 31, 2002 was $17,369,638,954.

The number of shares of the Registrant's Common Stock outstanding on January 31, 2002 was 324,681,124.

Portions of the following documents are incorporated into the Parts of this Report on Form 10-K indicated below:

(1)  The Registrant's definitive Proxy Statement for the 2002 Annual Meeting to be filed pursuant to Regulation 14A on or before April 30, 2002 (Part III)

STATE STREET CORPORATION
FORM 10-K INDEX
For the Year Ended December 31, 2001

		Page Number
PART I
Item 1	Business	1–11
Item 2	Properties	11-12
Item 3	Legal Proceedings	12
Item 4	Submission of Matters to a Vote of Security Holders	12
Item 4A	Executive Officers of the Registrant	12

PART II
Item 5	Market for Registrant's Common Equity and Related Stockholder Matters	13
Item 6	Selected Financial Data	14
Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations	15–42
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	43
Item 8	Financial Statements and Supplementary Data	43–77
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	78

PART III
Item 10	Directors and Executive Officers of the Registrant	78
Item 11	Executive Compensation	78
Item 12	Security Ownership of Certain Beneficial Owners and Management	78
Item 13	Certain Relationships and Related Transactions	78

PART IV
Item 14	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	79–81
Signatures		82
Exhibits

Part I

I T E M   1.   Business

The business of State Street Corporation and its subsidiaries is further described in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

General Development of Business

State Street Corporation (“State Street” or the “Corporation”) is a financial holding company organized under the laws of the Commonwealth of Massachusetts. State Street, through its subsidiaries, provides a full range of products and services for sophisticated global investors.

State Street was organized in 1970 and conducts its business principally through its subsidiary, State Street Bank and Trust Company (“State Street Bank” or the “Bank”), which traces its beginnings to the founding of the Union Bank in 1792. The charter under which State Street Bank now operates was authorized by a special act of the Massachusetts Legislature in 1891, and its present name was adopted in 1960.

With $6.2 trillion of assets under custody and $775 billion of assets under management at year-end 2001, State Street is a leading specialist in meeting the needs of sophisticated global investors. Clients include mutual funds and other collective investment funds, corporate and public pension funds, investment managers, and others. For information as to non-U.S. activities, refer to Note V that appears in the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data.”

Services are provided from 30 offices in the United States, and from offices in Australia, Belgium, Canada, Cayman Islands, Chile, Czech Republic, France, Germany, Ireland, Japan, Luxembourg, Netherlands, Netherlands Antilles, New Zealand, People's Republic of China, Singapore, South Korea, Switzerland, Taiwan, United Arab Emirates and the United Kingdom. State Street's executive offices are located at 225 Franklin Street, Boston, Massachusetts.

Lines of Business

State Street reports two lines of business: Investment Servicing and Investment Management. Historical operating results for the commercial banking business, sold in 1999, are discussed separately under the heading “Business Divestiture.” In 2001, revenue from Investment Servicing comprised 84% of State Street's total revenue. Revenue from Investment Management comprised the remaining 16%. For additional information on State Street's lines of business, see Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Lines of Business”.

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

State Street believes there are certain key competitive considerations in these markets. These considerations include, for investment servicing: quality of service, efficiencies of scale, technological expertise, quality and scope of sales and marketing, and price; and for investment management: expertise, experience, the availability of related service offerings, and price.

State Street's competitive success depends upon its ability to develop and market new and innovative services; to adopt or develop new technologies to bring new services to market in a timely fashion at competitive prices; and to continue and expand its relationships with existing clients and attract new clients.

Employees

At December 31, 2001, State Street had 19,753 employees, of whom 19,105 were full-time.

Regulation and Supervision

G e n e r a l .  State Street is registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the “Act”). The Act, with certain exceptions, limits the activities that may be engaged in by State Street and its non-bank subsidiaries, which includes non-bank companies for which State Street owns or controls more than 5% of a class of voting shares, to those which are considered by the Federal Reserve Board to be closely related to banking or managing or controlling banks. The Federal Reserve Board may order a bank holding company to terminate any activity or its ownership or control of a non-bank subsidiary if the Federal Reserve Board finds that such activity or ownership or control constitutes a serious r isk to the financial safety, soundness or stability of a subsidiary bank and is inconsistent with sound banking principles or statutory purposes. In the opinion of management, all of State Street's present subsidiaries are within the statutory standard or are otherwise permissible. The Act also requires a bank holding company to obtain prior approval of the Federal Reserve Board before it may acquire substantially all the assets of any bank or ownership or control of more than 5% of the voting shares of any bank.

State Street has also elected to become a financial holding company under the Gramm-Leach-Bliley Act of 1999 (the “GLBA”). GLBA reduces to some extent the restrictions on activities of certain bank holding companies, such as State Street, which qualify as financial holding companies. GLBA also lifts the Glass-Steagall Act prohibitions on banks associating with, or having management interlocks with, business organizations engaged in securities activities. By electing to become a financial holding company under GLBA, a bank holding company such as State Street may acquire new powers not otherwise available to it. In order to qualify, each bank holding company's depository subsidiaries must be well capitalized and well managed, and must be meeting its Community Reinvestment Act obligations. Once qualified as a financial holding company, a bank holding company must continue to meet the app licable capital and management standards. Failure to maintain such standards may ultimately permit the Federal Reserve Board to take certain enforcement actions against such company.

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

C a p i t a l   A d e q u a c y .  Bank holding companies, such as State Street, are subject to Federal Reserve Board minimum risk-based capital and leverage ratio guidelines. At December 31, 2001, State Street's consolidated Tier 1 capital and total capital ratios were 13.6% and 14.5%, respectively. For further information as to the Corporation's capital position and capital adequacy, refer to Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Liquidity and Capital”, and to Note K in the Notes to Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data”.

State Street Bank is subject to similar risk-based capital and leverage ratio guidelines. State Street Bank exceeded the applicable minimum capital requirements as of December 31, 2001. Failure to meet capital requirements could subject a bank to a variety of enforcement actions, including the termination of deposit insurance by the Federal Deposit Insurance Corporation (the “FDIC”), and to certain restrictions on its business, which are described further in this section.

In January 2001, the Basel Committee on Banking Supervision issued a proposal for a new Basel Capital Accord (“New Accord”). A new consultative package will be issued in early 2002. The New Accord, which will apply to all “significant” banks, as well as to holding companies that are parents of banking groups, is intended to be finalized by year-end 2002. Implementation of the new framework, to the extent it is adopted and promulgated by the Federal Reserve Board, is to begin in 2005. The Corporation is monitoring the status and progress of the New Accord.

S u b s i d i a r i e s .  The Federal Reserve System is the primary federal banking agency responsible for regulating State Street and its subsidiaries, including State Street Bank, for both U.S. and international operations. State Street is also subject to the Massachusetts bank holding company statute. The Massachusetts statute requires prior approval by the Massachusetts Board of Bank Incorporation for the acquisition by State Street of more than 5% of the voting shares of any additional bank and for other forms of bank acquisitions.

State Street's banking subsidiaries are subject to supervision and examination by various regulatory authorities. State Street Bank is a member of the Federal Reserve System and the FDIC and is subject to applicable federal and state banking laws and to supervision and examination by the Federal Reserve Bank of Boston, as well as by the Massachusetts Commissioner of Banks, the FDIC, and the regulatory authorities of those countries in which a branch of State Street Bank is located. Other subsidiary trust companies are subject to supervision and examination by the Office of the Comptroller of the Currency, other offices of the Federal Reserve System or by the appropriate state banking regulatory authorities of the states in which they are located. State Street's non-U.S. banking subsidiaries are subject to regulation by the regulatory authorities of the countries in which they are located. T he capital of each of these banking subsidiaries is in excess of the minimum legal capital requirements as set by those authorities.

State Street and its non-bank subsidiaries are affiliates of State Street Bank under the federal banking laws, which impose certain restrictions on transfers of funds in the form of loans, extensions of credit, investments or asset purchases by State Street Bank to State Street and its non-bank subsidiaries. Transfers of this kind to State Street and its non-bank subsidiaries by State Street Bank are limited to 10% of State Street Bank's capital and surplus with respect to each affiliate and to 20% in the aggregate, and are subject to certain collateral requirements. A bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or lease or sale of property or furnishing of services. Federal law also provides that certain transactions with affiliates must be on terms and under circumstances, including credit stan dards that are substantially the same, or at least as favorable to the institution as those prevailing at the time for comparable transactions involving other non-qualified companies or, in the absence of comparable transactions, on terms and under circumstances, including credit standards, that in good faith would be offered to, or would apply to, non-affiliated companies. The Federal Reserve Board has jurisdiction to regulate the terms of certain debt issues of bank holding companies.

S u p p o r t   o f   S u b s i d i a r y   B a n k s .  Under Federal Reserve Board policy, a bank holding company is required to act as a source of financial and managerial strength to its subsidiary banks. Under this policy, State Street is expected to commit resources to its subsidiary banks in circumstances where it might not do so absent such policy. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority payment.

Dividends

As a bank holding company, State Street is a legal entity separate and distinct from State Street Bank and its non-bank subsidiaries. The right of State Street to participate as a stockholder in any distribution of assets of State Street Bank upon its liquidation or reorganization or otherwise is subject to the prior claims by creditors of State Street Bank, including obligations for federal funds purchased and securities sold under repurchase agreements and deposit liabilities. Payment of dividends by State Street Bank is subject to provisions of the Massachusetts banking law, which provide that dividends may be paid out of net profits provided (i) capital stock and surplus remain unimpaired, (ii) dividend and retirement fund requirements of any preferred stock have been met, (iii) surplus equals or exceeds capital stock, and (iv) losses and bad debts, as defined, in excess of reserves specifically established for such losses and bad debts, have been deducted from net profits. Under the Federal Reserve Act, the approval of the Board of Governors of the Federal Reserve System would be required if dividends declared by the Bank in any year would exceed the total of its net profits for that year combined with retained net profits for the preceding two years, less any required transfers to surplus. Under applicable federal and state law restrictions, at December 31, 2001, State Street Bank had $1.3 billion of retained earnings available for distribution to State Street in the form of dividends. Future dividend payments of the Bank and non-bank subsidiaries cannot be determined at this time.

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

Factors Affecting Future Results

From time to time, information provided by State Street, statements made by its employees, or information included in its filings with the Securities and Exchange Commission (including this Form 10-K), may contain statements which are not historic facts (so-called “forward looking statements”), including statements about the Corporation's confidence and strategies and its expectation about revenue and market growth, new technologies, services and opportunities, and earnings. These statements may be identified by such forward looking terminology as “expect,” “look,” “believe,” “anticipate,” “may,” “will,” or similar statements or variations of such terms. These forward-looking statements involve certain risks and uncertainties, which could cause actual results to differ materially. Factors that may cause such differences includ e, but are not limited to, the factors appearing in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Financial Goals and Factors That May Affect Them,” factors further described in conjunction with the forward-looking information, and factors elsewhere mentioned in this Form 10-K. Each of these factors, and others, are also discussed from time to time in the Corporation's other filings with the Securities and Exchange Commission, including its reports on Form 10-Q. The forward-looking statements contained in this Form 10-K speak only as of the time the statements were given, and the Corporation does not undertake to revise those forward-looking statements to reflect events after the date of this report.

Selected Statistical Information

The following tables contain State Street's consolidated statistical information relating to, and should be read in conjunction with the financial information provided in Part II, Item 8, “Financial Statements and Supplementary Data;” Part II, Item 6, “Selected Financial Data;” and Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

Interest revenue on non-taxable investment securities and loans includes the effect of taxable-equivalent adjustments, using a federal income tax rate of 35%, adjusted for applicable state income taxes, net of the related federal tax benefit.

D i s t r i b u t i o n   o f   A v e r a g e   A s s e t s ,   L i a b i l i t i e s   a n d  S t o c k h o l d e r '  E q u i t y ;   I n t e r e s t   R a t e s   a n d   I n t e r e s t   D i f f e r e n t i a l

The average statements of condition and net interest revenue analysis for the years indicated are presented below.

	2001			2000			1999

(Dollars in millions; taxable equivalent)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Interest-bearing deposits with banks	$20,548	$821	3.99%	$16,399	$743	4.53%	$13,043	$497	3.81%
Securities purchased under resale agreements and securities borrowed	19,768	798	4.04	18,531	1,159	6.26	15,663	786	5.02
Federal funds sold	716	27	3.84	1,186	75	6.30	652	32	4.95
Trading account assets	1,190	55	4.61	1,083	54	4.99	645	24	3.68
Investment securities:
U.S. Treasury and federal agencies	8,434	447	5.30	8,308	520	6.26	7,230	399	5.51
State and political subdivisions	1,653	107	6.47	1,932	133	6.91	1,691	102	6.05
Other investments	7,258	385	5.31	4,954	324	6.54	3,780	222	5.89
Commercial and financial loans	4,130	133	3.22	3,785	186	4.90	5,377	297	5.53
Lease financing	1,951	149	7.66	1,659	127	7.69	1,408	118	8.32

Total Interest-Earning Assets	65,648	2,922	4.45	57,837	3,321	5.74	49,489	2,477	5.00
Cash and due from banks	1,271			1,267			1,244
Other assets	4,406			3,819			3,362

Total Assets	$71,325			$62,923			$54,095

Liabilities and Stockholders' Equity
Interest-bearing deposits:
Savings	$2,845	101	3.55	$2,466	132	5.35	$2,656	103	3.89
Time	2,058	81	3.94	313	21	6.75	522	26	4.93
Non-U.S.	27,094	674	2.49	24,615	859	3.49	20,098	583	2.90

Total interest-bearing deposits	31,997	856	2.68	27,394	1,012	3.69	23,276	712	3.06
Securities sold under repurchase agreements	20,426	739	3.62	19,867	1,182	5.95	16,988	810	4.77
Federal funds purchased	2,745	100	3.63	729	46	6.33	842	41	4.90
Other short-term borrowings	1,097	42	3.86	673	40	6.04	508	23	4.62
Long-term debt	1,218	93	7.64	1,080	82	7.62	922	70	7.63

Total Interest-Bearing Liabilities	57,483	1,830	3.18	49,743	2,362	4.75	42,536	1,656	3.89

Noninterest-bearing deposits	6,929			7,198			6,527
Other liabilities	3,279			3,052			2,553
Stockholders' equity	3,634			2,930			2,479

Total Liabilities and Stockholders' Equity	$71,325			$62,923			$54,095

Net Interest Revenue		$1,092			$959			$821

Excess of rate earned over rate paid			1.27%			.99%			1.11%
Net Interest Margin(1)			1.66%			1.66%			1.66%

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

	2001 Compared to 2000			2000 Compared to 1999
(Dollars in millions; taxable equivalent)	Change in Volume	Change in Rate	Net Increase (Decrease)	Change in Volume	Change in Rate	Net Increase (Decrease)
Interest revenue related to:
Interest-bearing deposits with banks	$ 189	$ (111)	$ 78	$ 128	$ 118	$ 246
Securities purchased under resale agreements and securities borrowed	78	(439)	(361)	144	229	373
Federal funds sold	(30)	(18)	(48)	27	16	43
Trading account assets	5	(4)	1	16	14	30
Investment securities:
U.S. Treasury and federal agencies	8	(81)	(73)	59	62	121
State and political subdivisions	(19)	(7)	(26)	14	17	31
Other investments	150	(89)	61	69	33	102
Commercial and financial loans	17	(70)	(53)	(88)	(24)	(112)
Lease financing	22		22	20	(10)	10

Total Interest-Earning Assets	420	(819)	(399)	389	455	844

Interest expense related to:
Deposits:
Savings	20	(51)	(31)	(7)	36	29
Time	118	(58)	60	(10)	5	(5)
Non-U.S.	86	(271)	(185)	131	145	276
Securities sold under repurchase agreements	33	(476)	(443)	137	235	372
Federal funds purchased	128	(74)	54	(5)	10	5
Other short-term borrowings	26	(24)	2	8	9	17
Long-term debt	11		11	12		12

Total Interest-Bearing Liabilities	422	(954)	(532)	266	440	706

Net Interest Revenue	$(2)	$135	$133	$123	$15	$138

I n v e s t m e n t   P o r t f o l i o

Investment securities consisted of the following at December 31:

(Dollars in millions)	2001	2000	1999
Held to Maturity (at amortized cost):
U.S. Treasury and federal agencies	$1,296	$1,272	$1,219
Other investments	147	48	48

Total	$1,443	$1,320	$1,267

Available for Sale (at fair value):
U.S. Treasury and federal agencies	$ 10,248	$5,875	$6,865
State and political subdivisions	1,463	1,680	1,877
Asset-backed securities	3,638	3,280	3,237
Collateralized mortgage obligations	795	1,009	831
Other debt investments	572	553	610
Money market mutual funds and other equity securities	2,622	23	16

Total	$19,338	$12,420	$13,436

The maturities of debt investment securities at December 31, 2001 and the weighted average yields (fully taxable-equivalent basis) were as follows:

	Under 1		1 to 5		6 to 10		Years Over 10
(Dollars in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to Maturity (at amortized cost):
U.S. Treasury and federal agencies	$216	6.50%	$1,080	3.85%
Other investments	99	2.45	36	6.87	$12	6.87%

Total	$315		$1,116		$12

Available for Sale (at fair value):
U.S. Treasury and federal agencies	$949	2.62%	$7,626	4.00%	$921	5.96%	$ 752	6.78%
State and political subdivisions	476	4.11	663	4.52	322	4.36	2	5.03
Asset-backed securities	441	6.43	2,689	5.65	386	5.89	122	6.69
Collateralized mortgage obligations	73	7.16	498	6.43	172	6.31	52	7.71
Other investments	127	4.41	388	4.89	10	4.00	47	6.11

Total	$2,066		$11,864		$1,811		$975

L o a n   P o r t f o l i o

U.S. and non-U.S. loans at December 31, and average loans outstanding for the years ended December 31, were as follows:

(Dollars in millions)	2001	2000	1999	1998	1997
U.S.:
Commercial and financial	$2,479	$2,502	$ 1,908	$ 4,306	$ 3,623
Lease financing	413	433	418	415	296
Real estate				90	74

Total U.S.	2,892	2,935	2,326	4,811	3,993

Non-U.S.:
Commercial and industrial	725	837	514	505	829
Lease financing	1,639	1,364	1,124	917	669
Banks and other financial institutions	71	119	311	60	59
Other	14	18	18	16	12

Total Non-U.S.	2,449	2,338	1,967	1,498	1,569

Total loans	$5,341	$5,273	$4,293	$6,309	$5,562

Average loans outstanding	$6,081	$5,444	$6,785	$6,347	$5,351

At December 31, 2001, loans comprised 8% of State Street's assets. State Street's loan policies limit the size of individual loan exposures to reduce risk through diversification. Loans are evaluated on an individual basis to determine the appropriateness of renewing each loan. State Street does not have a general rollover policy. Unearned revenue included in leases was $1.2 billion and $1.0 billion for non-U.S. leases, and $160 million and $184 million for U.S. leases, as of December 31, 2001 and 2000, respectively.

Loan maturities for selected loan categories at December 31, 2001 were as follows:

	Years

(Dollars in millions)	Under 1	1 to 5	Over 5
U.S. — Commercial and financial	$2,192	$224	$63
Non-U.S.	786	8	1,655

The following table shows the classification of loans due after one year according to sensitivity to changes in interest rates at December 31, 2001:

(Dollars in millions)
Loans and leases with predetermined interest rates	$2,067
Loans with floating or adjustable interest rates	296

Total	$2,363

N o n - a c c r u a l   L o a n s .  It is State Street's policy to place loans on a non-accrual basis when they become 60 days past due as to either principal or interest, or when in the opinion of management, full collection of principal or interest is unlikely. Loans eligible for non-accrual, but considered both well secured and in the process of collection, are treated as exceptions and may be exempted from non-accrual status. When the loan is placed on non-accrual, the accrual of interest is discontinued and previously recorded but unpaid interest is reversed and charged against net interest revenue.

Non-accrual loans were less than $1 million, $4 million, $9 million, $12 million and $2 million as of December 31, 2001 back through December 31, 1997, respectively. There were no non-accrual loans to non-U.S. clients at December 31, 2001 and 2000, $5 million at year-end 1999, none at year-end 1998 and less than $1 million at year-end 1997.

The interest revenue for the year ended December 31, 2001, which would have been recorded for non-accrual loans is less than $1 million for U.S. loans. There was no interest revenue recorded in 2001 prior to placing loans on non-accrual status.

P a s t   D u e   L o a n s .  Past due loans are loans on which principal or interest payments are over 90 days delinquent, but where interest continues to be accrued. Past due loans were less than $1 million as of each year ended December 31, 2001 through 1997. Past due loans included in loans to non-U.S. clients were less than $1 million at year-end 2001, none at year-end 2000, and less than $1 million at year-end 1999, 1998 and 1997.

A l l o w a n c e   f o r   L o a n   L o s s e s   a n d   C r e d i t   Q u a l i t y

The changes in the allowance for loan losses for the years ended December 31, were as follows:

(Dollars in millions)	2001	2000	1999	1998	1997
U.S.:
Balance at beginning of year	$41	$33	$65	$68	$63
Provision for loan losses	8	7	10	13	6
Loan charge-offs — commercial and financial	(9)		(9)	(19)	(1)
Loan charge-offs — real estate					(1)
Recoveries — commercial and financial		1	3	2	1
Recoveries — real estate				1
Transferred upon sale(1)			(36)

Balance at end of year — U.S.	40	41	33	65	68

Non-U.S.:
Balance at beginning of year	16	15	19	15	10
Provision for loan losses	2	2	4	4	10
Loan charge-offs		(1)	(8)		(6)
Recoveries					1
Balance at end of year — Non-U.S.	18	16	15	19	15

Total balance at end of year	$58	$57	$48	$84	$83

Ratio of net charge-offs (recoveries) to average loans outstanding	.14%	(.02)%	.22%	.24%	.11%

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

While the allowance is established to absorb probable losses inherent in the total loan portfolio, management allocates the allowance for loan losses to specific loans, selected portfolio segments and certain off-balance sheet exposures and commitments. Adversely classified loans in excess of $1 million are reviewed individually to evaluate risk of loss and assigned a specific allocation of the allowance. The allocations are based on an assessment of potential risk of loss and include evaluations of the borrowers' financial strength, discounted cash flows, collateral, appraisals and guarantees. The allocations to portfolio segments and off-balance sheet exposures are based on management's evaluation of relevant factors, including the current level of problem loans and current economic trends. These allocations are also based on subjective estimates and management's judgment, and are su bject to change from quarter to quarter. In addition, a portion of the allowance remains unallocated as a general reserve for the entire loan portfolio, and takes into account factors such as portfolio concentrations, historical losses and current economic conditions.

At December 31, 2001, the allowance for loan losses was $58 million, or 1.09% of total loans. This compares with an allowance of $57 million, or 1.08% of total loans a year ago. In 2001, the measures of credit quality continued to be satisfactory.

The provision for loan losses is a charge to earnings for the current period that is required to maintain the total allowance at a level considered adequate in relation to the level of risk in the loan portfolio. The provision for loan losses was $10 million, $9 million and $14 million in 2001, 2000 and 1999, respectively.

For 2001, net charge-offs were $9 million versus net recoveries of less than $1 million in 2000. Net charge-offs for 2001, as a percentage of average loans, were .14% compared to net recoveries of .02% for 2000.

N o n - p e r f o r m i n g   A s s e t s .  At December 31, 2001, total non-performing assets were $32 million, a $25 million increase from year-end 2000. Non-performing assets include less than $1 million and $4 million of non-accrual loans at year-end 2001 and 2000, respectively; $27 million and $3 million of other real estate owned in 2001 and 2000, respectively; and $5 million and $8 million at year-end 2001 and 2000, respectively, of a non-performing investment security.

C r o s s - B o r d e r   O u t s t a n d i n g s

Countries within which State Street has cross-border outstandings (primarily deposits and letters of credit to banks and other financial institutions) of at least 1% of its total assets at December 31, were as follows:

(Dollars in millions)	2001	2000	1999
Germany	$3,532	$2,191	$2,502
United Kingdom	3,232	2,424	1,891
Japan	1,248	3,475	4,253
Canada	1,144	2,178	1,547
Australia	1,100	910	1,095
Netherlands	1,075	941	987
France	803	1,126	702

Total outstanding	$12,134	$13,245	$12,977

Aggregate of cross-border ouststandings in countries having between .75% and 1% of total assets at December 31, 2001 was $668 million (Italy); there were no individual countries with aggregate cross-border outstandings between .75% and 1% of total assets at December 31, 2000 and 1999.

D e p o s i t s

The average balance and rates paid on interest-bearing deposits for the years ended December 31, were as follows:

	2001		2000		1999

(Dollars in millions)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
U.S.:
Noninterest-bearing deposits	$6,848		$7,122		$6,453
Savings deposits	2,845	3.55%	2,466	5.35%	2,656	3.89%
Time deposits	2,058	3.94	313	6.75	522	4.93

Total U.S.	$11,751		$9,901		$9,631

Non-U.S.:
Noninterest-bearing deposits	$81		$76		$74
Interest-bearing deposits	27,094	2.49%	24,615	3.48%	20,098	2.90%

Total non-U.S.	$27,175		$24,691		$20,172

Non-U.S. noninterest-bearing deposits at December 31, 2001, 2000 and 1999 were $49 million, $263 million, and $35 million, respectively.

Maturities of U.S. certificates of deposit of $100,000 or more at December 31, 2001 were as follows:

(Dollars in millions)
3 to 6 months	$690
6 to 12 months	9
Over 12 months	10

Total	$709

At December 31, 2001, substantially all non-U.S. time deposit liabilities were in amounts of $100,000 or more.

R e t u r n   o n   E q u i t y   a n d   A s s e t s   a n d   C a p i t a l   R a t i o s

The return on equity, return on assets, dividend payout ratio, equity to assets ratio and capital ratios for reported results for the years ended or as of December 31, were as follows:

	2001	2000	1999
Net income to:
Average stockholders' equity	17.3%	20.3%	25.0%
Average total assets	.88	.95	1.14
Dividends declared to net income	21.0	18.7	15.6
Average stockholders' equity to average assets	5.1	4.7	4.6
Risk-based capital ratios:
Tier 1 capital	13.6	14.5	14.7
Total capital	14.5	15.6	14.7
Tier 1 leverage ratio	5.4	5.4	5.6

S h o r t - T e r m   B o r r o w i n g s

The following table reflects the amounts outstanding and weighted average interest rates of the primary components of short-term borrowings as of and for the years ended December 31:

	Federal Funds Purchased			Securities Sold Under Repurchase Agreement

(Dollars in millions)	2001	2000	1999	2001	2000	1999
Balance at December 31	$3,315	$955	$1,054	$19,006	$21,351	$18,399
Maximum outstanding at any month end	4,970	1,645	1,547	22,584	23,796	18,444
Average outstanding during the year	2,745	729	842	20,426	19,867	16,988
Weighted average interest rate at end of year	1.87%	6.30%	5.17%	1.62%	6.17%	5.03%
Weighted average interest rate during the year	3.63	6.33	4.90	3.62	5.95	4.77

I T E M   2.  Properties

State Street's headquarters are located in the State Street Bank Building, a 34-story building at 225 Franklin Street, Boston, Massachusetts, which was built in 1965. State Street leases approximately 500,000 square feet (or approximately 54% of the space in this building). The initial lease term was 30 years with two successive extension options of 20 years each at negotiated rental rates. State Street exercised the first of these two options, which became effective on January 1, 1996 for a term of 20 years.

State Street owns five buildings located in Quincy, Massachusetts, a city south of Boston. Four of the buildings, containing a total of approximately 1,365,000 square feet, function as State Street Bank's operations facilities. The fifth building, with 186,000 square feet, is leased to Boston Financial Data Services, Inc., a 50% owned affiliate. Additionally, State Street owns a 92,000 square foot building in Westborough, Massachusetts, which is used as a data center, and is currently constructing a 130,000 square foot data center in Shrewsbury, Massachusetts which is scheduled for completion in 2003.

The remaining offices and facilities of State Street and its subsidiaries are leased. As of December 31, 2001, the aggregate mortgages and lease payments, net of sublease revenue, payable within one year amounted to $152 million plus assessments for real estate tax, cleaning and operating expenses.

For additional information relating to premises, see Note E in the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.”

I T E M   3.  Legal Proceedings

State Street is subject to pending and threatened legal actions that arise in the normal course of business. In the opinion of management, after discussion with counsel, these can be successfully defended or resolved without a material adverse effect on State Street's financial position or results of operations.

I T E M   4.  Submission of Matters to a Vote of Security Holders

None

I T E M  4 A. Executive Officers of the Registrant

The following table sets forth certain information with regard to each executive officer of State Street. As used herein, the term “executive officer” corresponds to those positions designated as such for SEC and Internal Revenue Service purposes.

Name	Age	Position	Year Elected
David A. Spina	59	Chairman and Chief Executive Officer	2000
Ronald E. Logue	56	President and Chief Operating Officer	2001
John R. Towers	60	Vice Chairman and Chief Administrative Officer	2000
Timothy B. Harbert	50	Executive Vice President; Chairman and Chief Executive Officer, State Street Global Advisors	2001
Maureen Scannell Bateman	58	Executive Vice President and General Counsel	1997
Ronald L. O'Kelley	56	Executive Vice President, Chief Financial Officer and Treasurer	1995

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

Part II

I T E M   5.   Market for Registrant's Common Equity and Related Stockholder Matters

Information concerning the market prices of and dividends on State Street's common stock during the past two years appears in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Capital.” There were 5,648 stockholders of record at December 31, 2001. State Street's common stock is listed on the New York Stock Exchange, ticker symbol: STT. State Street's common stock is also listed on the Boston and Pacific Stock Exchanges.

Directors who are also employees of the Corporation or the Bank do not receive any compensation for serving as directors or as members of committees. Directors who are not employees of the Corporation or the Bank received an annual retainer of $50,000, payable at their election in shares of Common Stock of the Corporation or in cash, plus a fee of $1,500 for each meeting of the Board of Directors and each committee meeting attended, as well as travel accident insurance and reimbursement for travel expenses, and an award of 956 shares of deferred stock payable when the director leaves the Board or retires, for the period April 2001 through March 2002. For this period, all outside directors elected to receive their annual retainer in shares of Common Stock. The directors may elect to defer either 50% or 100% of all fees and compensation payable during any calendar year pursuant to the Corporation' s Deferred Compensation Plan for Directors. At December 31, 2001, three directors have elected to defer compensation. In 2001, an aggregate of 14,308 shares were issued as retainers, and rights to receive an aggregate of 16,698 deferred shares were awarded. Exemption from registration of the shares is claimed by the Corporation under Section 4(2) of the Securities Act of 1933.

I T E M   6.  Selected Financial Data

(Dollars in millions, except per share data; per share data restated for 2-for-1 stock split in 2001; taxable equivalent)	2001	2000	1999	1998	1997	96-01 CAGR
For the years ended December 31,
Operating Results:
Fee revenue:
Servicing fees	$1,624	$1,425	$1,170	$1,024	$861
Management fees	511	581	600	480	391
Foreign exchange trading	368	387	306	289	245
Processing fees and other	329	272	236	204	176

Total fee revenue	2,832	2,665	2,312	1,997	1,673	17%
Net interest revenue after provision for loan losses	1,082	950	807	768	669	13

Total operating revenue	3,914	3,615	3,119	2,765	2,342	16
Operating expenses	2,867	2,644	2,336	2,068	1,734	15

Income before income taxes	1,047	971	783	697	608	17
Income taxes	319	311	254	221	184
Taxable equivalent adjustment	67	65	40	40	44

Operating Earnings	$661	$595	$489	$436	$380	18

Operating earnings per share:
Basic	$2.03	$1.85	$1.52	$1.35	$1.18	17
Diluted	2.00	1.81	1.49	1.33	1.16	18
Cash dividends declared per share	.405	.345	.300	.260	.220	16
Operating return on equity	18.2%	20.3%	19.7%	20.2%	20.6%
Reported Results:
Total revenue	$3,864	$3,615	$3,344	$2,765	$2,342	15
Net Income	628	595	619	436	380	17
Earnings per share:
Basic	$1.94	$1.85	$1.93	$1.35	$1.18	16
Diluted	1.90	1.81	1.89	1.33	1.16	16
Return on equity	17.3%	20.3%	25.0%	20.2%	20.6%
As of December 31,
Total assets	$69,896	$69,298	$60,896	$47,082	$37,975
Long-term debt	1,217	1,219	921	922	774
Stockholders' equity	3,845	3,262	2,652	2,311	1,995
Closing price per share of common stock	52.25	62.11	36.53	35.06	29.09
Number of employees	19,753	17,604	17,213	16,816	14,199

Operating results exclude significant, non-recurring special items to present the results and trends of the Corporation's ongoing business activities. For the year ended December 31, 2001, operating results exclude the write-off of State Street's total investment in Bridge Information Systems, Inc. of $50 million, equal to $33 million after tax, or $.10 per diluted share, recorded in March 2001. For the year ended December 31, 1999, operating results exclude the gain on the sale of the commercial banking business of $282 million, net of exit and other associated costs, and a one-time charge of $57 million on sales of securities related to the repositioning of the investment portfolio. Combined, these items increased reported net income by $130 million after tax, or $.40 per diluted share.

Results above include State Street's retirement investment and benefits outsourcing services through March 31, 2000. On April 1, 2000, those services were contributed to CitiStreet, a 50/50 joint venture accounted for using the equity method, thereby reducing revenue and expenses subsequent to CitiStreet's formation.

I T E M   7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Highlights of Our 209th Year

H I G H L I G H T S

(Dollars in millions, except per share data; taxable equivalent)	2001(1)	2000	Change
Total Operating Revenue	$3,914	$ 3,615	8%
Operating Earnings	661	595	11
Operating Earnings Per Share:(3)
Basic	2.03	1.85	10
Diluted	2.00	1.81	10
Cash Dividends Declared Per Share(3)	.405	.345	17
Operating return on Equity	18.2%	20.3%

(1) Excluded from operating results for the year ended December 31, 2001, is the write-off of State Street's total investment in Bridge Information Systems, Inc. of $50 million, equal to $33 million after tax, or $.10 per diluted share, recorded in March 2001.

(2) Excluded from operating results for the year ended December 31, 1999, is the gain on the sale of the commercial banking business of $282 million, net of exit and other associated costs, and a one-time charge of $57 million on sales of securities related to the repositioning of the investment portfolio. Combined, these items increased reported net income by $130 million after tax, or $.40 per diluted share.

(3) Per share amounts have been restated to reflect the 2-for-1 stock split in the form of a 100% stock dividend distributed on May 30, 2001, to stockholders of record as of April 30, 2001.

Letter to Our Stockholders

The year 2001 was marked by unique challenges and opportunities. The environment in which we operated was difficult in many ways. Economic growth slowed significantly in all regions of the world. Stock market performance was weak for the second consecutive year — the first such downturn in the United States since 1973, and the first in global markets since 1982. The terrorist attacks and unprecedented market disruption in September filled the world with political uncertainty and a sense of anxiety.

Despite these considerable challenges, State Street turned in strong performance in many areas in 2001. We achieved our 24th consecutive year of double-digit growth in operating earnings per share. We brought in an impressive amount of new business in all products in all parts of the world. We launched transfer agency systems in Luxembourg and the United Kingdom. We were recognized as a great place for women to work. We devoted 1.5% of our pre-tax profits to support community needs throughout the world as we have for more than 20 years. And we continued to develop as a team. All in all, 2001 was a year of considerable achievement for State Street.

Financial Results

Our primary financial goal is to achieve sustainable real growth in earnings per share. In 2001, operating earnings per share increased 10%, to $2.00 on a diluted basis. Our ten-year growth rate for operating earnings per share is 16% compounded annually.

Operating revenue, driven by new business from existing and new clients, increased 8%, to $3.9 billion, in 2001. In the fourth quarter, we achieved $1 billion in revenue — a record result. Facing a challenging environment, we tempered our year-over-year expense growth to 8%, in step with revenue growth, while continuing to invest in the technology and infrastructure needed to drive our future growth.

We continue to differentiate ourselves by stating a goal for revenue growth. We have reaffirmed our goal of achieving 12.5% real compound annual growth from 2000 through 2010, although, as has been true in the past, we do not expect to achieve that rate every year in the ten-year period.

Our supporting goal for return on stockholders' equity is to achieve 18% annually. In 2001, we exceeded that goal by delivering operating ROE of 18.2%.

We distributed a two-for-one stock split in the form of a 100% stock dividend on May 30, 2001, and we increased our quarterly cash dividend declared twice during the year for the 23rd consecutive year. Cash dividends declared in 2001 increased 17% from the prior year.

Seizing Opportunity

For me personally, our ability to perform so well in such a difficult year served to crystallize some important conclusions. First, I believe that our fundamental strategy — focusing on serving the needs of sophisticated investors around the world — is sound. Second, I believe that we have enormous opportunities to leverage our leadership in financial services and grow around the world.

State Street clearly distinguished itself in the marketplace in 2001. Most notably, we did an excellent job of serving our clients. State Street people are passionately committed to making our clients successful. We use our insight and technology to integrate our products and services into solutions that work effectively for them. We have the vision and fortitude to deliver excellence consistently, day in and day out — as is evidenced by the experience of clients such as Federated Investors, who has been growing with us for more than 40 years.

Of equal importance is the fact that we have positioned ourselves to benefit from some very powerful global trends. These trends are (1) ongoing convergence in the financial services industry, (2) a worldwide sense of urgency about the need for retirement security, and (3) a growing trend by investment managers to outsource activities that aren't part of their core competencies.

It is not enough simply to be “in the right place at the right time.” To benefit fully from the effects of these trends, State Street is thinking ahead in dynamic and creative ways. Then we implement — and State Street is an expert at getting things done.

Convergence in the financial services industry provides State Street with an opportunity to assume a leadership role. The new global players who are emerging are looking for a partner who can offer a full range of integrated service solutions and is highly experienced in dealing with financial operations worldwide — including different regulations and technologies. These requirements coincide perfectly with State Street's core strengths — strengths we have proven in serving clients such as Chuo Mitsui, Merrill Lynch and UBSWarburg.

Another global trend that benefits State Street is a growing sense of urgency about retirement security, driven by increasing life expectancy in most parts of the world. This trend is putting pressure on retirement systems, leading governments and employers to devise new strategies to help workers invest for their futures. These efforts are creating growing pools of retirement assets, which must be managed and serviced. State Street's deep expertise in global financial markets, as well as our position as a world leader in pension fund servicing — is a strong advantage for us. We participate by providing services to investment managers and by managing assets ourselves through innovative solutions such as exchange-traded funds (ETFs) and enhanced indexing.

The move toward operations outsourcing is another area in which State Street has a clear advantage. We are creating a scaleable solution for investment managers who need complete servicing of their back and middle office operations. Our success with Pacific Investment Management Company (PIMCO) and Scottish Widows has made us the leading candidate in current searches.

Strategic Focus

We are deepening our position as the trusted partner of sophisticated investors by building on our strengths. Among these strengths are:

A   s t r a t e g i c   c l i e n t   o r i e n t a t i o n  Partnering with clients to deliver State Street's best capabilities in responsive, trust-based relationships that meet true client needs.

A   g l o b a l   f o c u s  Integrating service delivery and providing for local differences on behalf of clients everywhere.

A   t e c h n o l o g i c a l   a d v a n t a g e  Using innovative technology to deliver efficient, client-friendly solutions.

One of State Street's greatest assets is the quality of our people. Our achievement of solid results this year in the face of such difficult economic and market conditions is a testament to our team's focus, commitment to client service and integrity.

In December 2001, our Board of Directors elected Ron Logue as President and Chief Operating Officer of State Street. Ron and I have worked together closely for more than a decade, and I look forward to continuing our partnership. Ron's strong client focus, his understanding of the potential offered by technology and his proven ability to deliver both innovation and reliability contribute significantly to our success in maintaining our competitive advantage and advancing our global leadership.

I am very pleased with our performance in the past year and am both confident and enthusiastic about our prospects for the future. I want to thank our 19,800 employees in 22 countries for their hard work. I also want to thank our stockholders for their continued support. In 2002 and beyond, we will seize more and more opportunities to grow, to deliver value to our clients and stockholders and to continue to build on State Street's reputation as a world leader in financial services.

Sincerely,

/s/ David A. Spina

David A. Spina
Chairman and Chief Executive Officer

Ready For The Future

State Street is 210 years old in 2002. Over two centuries of experience in international financial markets is a great strength for us. As a leader in the evolution of these markets, we have a rich perspective and a depth of practical expertise that are invaluable to our clients.

Experience alone, however, is no guarantee of success. State Street has continued to grow and win because we have consistently planned for the future — designing innovative solutions so our clients can succeed in rapidly changing business and technological environments.

Today, State Street offers sophisticated investors the solutions they need to achieve their goals in a quickly changing and uncertain global environment. Our broad capabilities enable us to provide seamless management of investment information, highly reliable investment servicing solutions, performance-oriented investment management and cutting-edge research and trading services to investors around the world.

Our other offering — perhaps less tangible but immeasurably powerful — is our ability to share our strengths with clients through collaborative working partnerships.

We Are Global

Being a truly global firm requires a lot more than simply having offices in multiple countries. Our clients need a global infrastructure that is so complete and so interconnected that they can view the world as one seamless marketplace.

State Street is an expert in supplying global applications and adapting for differences in local markets and cultures. As a result, more and more investment managers worldwide are choosing to outsource non-core activities to State Street. Partnering with us in this way enables them to focus more productively and confidently on their core businesses.

Clients around the world also rely on us for the expertise that helps them address the challenges created by quickly expanding businesses and changing industry regulations. In China, for example, we're working with our partner, the Industrial Commercial Bank of China, and the Chinese government to shape the country's emerging mutual fund business. In Brazil, we are collaborating with Banco Itau to expand the bank's services for pension funds and multinational companies, and to help design new services.

We Are Experts in Applying Technology

State Street clients count on us to use innovative technology to deliver efficient, client-friendly solutions. We are committed to investing in technology and technology professionals and have been for decades. As a result, State Street's technology today is open, reliable, scaleable and global — enabling us to support a wide range of investment strategies.

One reason for our technological edge is our industry-leading, multi-currency accounting system — among the most robust in the world. Our unique capability has proven particularly important to investment clients such as AMVESCAP, Barclays Capital and GE Asset Management (GEAM), whose strategies lead them to offer multiple investment products across many markets and time zones. As the largest net asset value calculator in the United States, we supply over 7,000 multi-currency daily pricing valuations to U.S.-registered mutual funds. We also calculate net asset values for nearly 3,500 retirement funds every day.

Our clients count on our people to help them apply technology to their businesses in new ways. In addition to consulting to individual clients about technology-related issues, State Street has established a reputation as a thought leader in the use of new technologies in world financial markets. In China, for example, we recently signed a memorandum of understanding with Zhejiang University, located in Hangzhou, Zhejiang Province to participate in the creation of a technology center jointly operated by State Street and the University.

State Street's commitment to technology is evidenced by our recent inclusion in Computerworld Magazine's annual ranking of “the top 100 places to work for information technology professionals.” We are honored to be considered one of the great global technology companies.

Our Range of Services is Fully Integrated

True integration is a key advantage to the success of sophisticated investors in today's complex financial markets. State Street works with clients as a collaborative partner to assemble complete solutions that cross all aspects of the investment process. We deliver these solutions in responsive, trust-based relationships that meet our clients' precise needs.

The need for this level of integration and capability is increasing most dramatically in Europe. From our Luxembourg office, the world's second-largest mutual fund market and Europe's largest cross-border investment center, we have been instrumental in meeting the unique requirements of investment managers who wish to distribute and manage funds in Europe, Latin America and Japan.

In 2001, State Street worked side-by-side with many new clients to develop integrated investment servicing solutions. These clients included Lord Abbett, the New York State Teachers' Retirement System (NYSTRS) and Philips Pensioenfonds (Philips Electronics N.V.). We are providing an expanded spectrum of integrated services to clients of long standing as well — companies such as ABP Investments (Alegemen Burgerlijk Pensioenfonds), California Public Employees' Retirement Systems (CalPERS), the Government Pension Investment Fund (formerly Nenpuku), Merrill Lynch and UBSWarburg.

We Manage with a Long-Term View

Our clients tell us they value our clear point of view about the way financial markets will evolve, and our plans for seizing opportunities that will come with changes in investment climates, vehicles, technologies and regulations.

Our insight into global markets gives us a competitive edge in developing investment servicing solutions that are reliable and accurate, flexible and scaleable. We are continually enhancing our acknowledged industry-leading electronic trading platforms and investment research services. In our investment management business, we offer a broad range of investment styles and capabilities.

State Street's ability to think ahead is demonstrated by our development and adoption of new investment products. For example, we were one of the architects of exchange-traded funds (ETFs) and remain the investment manager and trustee for the first and still the largest ETF—the S&P 500 SPDR (“Spider”) trust, launched in partnership with the American Stock Exchange.

No other company can offer the type of market intelligence that State Street provides to our clients through State Street Global Link.® Global Link is a powerful online worldwide network that combines proprietary market research, portfolio analytics and electronic trading technology to support clients' decision making processes, maximize their efficiency, facilitate trading, reduce risk and optimize returns. Today, 54 of the world's 100 largest money managers use Global Link.

We are well positioned for continued growth. We remain committed to delivering the highest-quality solutions to our clients. We remain committed to delivering value to our stockholders. With a heritage of leadership and innovation, State Street is ready for the future.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Results of Operations

Summary

State Street recorded its 24th consecutive year of double-digit operating earnings-per-share growth in 2001.

State Street's operating earnings per share were $2.00 in 2001, an increase of 10% over 2000 earnings per share of $1.81. Total taxable-equivalent operating revenue was $3.9 billion, an increase of 8% from 2000. Operating earnings were $661 million, up 11% from 2000 net income of $595 million. Operating return on stockholder's equity was 18.2%.

State Street's 2001 reported earnings per share were $1.90, its reported net income was $628 million, and its reported total taxable-equivalent revenue was $3.9 billion. Reported results for 2001 differ from operating results, which exclude the write-off of State Street's total investment in Bridge Information Systems, Inc. (“Bridge”) of $50 million, equal to $33 million after tax, or $.10 per diluted share. In March 2001, following a bankruptcy filing by Bridge, State Street determined that the value of this investment was permanently impaired.

State Street's primary financial goal is to achieve sustainable, real (inflation-adjusted) growth in earnings per share. Over the last five years, diluted operating earnings per share increased at an 18% compound annual growth rate.

In 2001, the Corporation's total operating revenue was $3.9 billion, an increase of $299 million, or 8%, over 2000. On April 1, 2000, State Street contributed its retirement investment and benefits outsourcing services to a 50/50 joint venture, CitiStreet, accounted for using the equity method, thereby reducing revenue and expenses of State Street subsequent to CitiStreet's formation. Adjusted to exclude the revenue and expenses of services contributed to CitiStreet from the first quarter of 2000 ("adjusted for the formation of CitiStreet"), the growth in total operating revenue was 10%.

In 2001, servicing fees and net interest revenue drove revenue growth. Growth in servicing fees primarily reflects several large client wins installed starting in the latter half of 2000 and continuing throughout 2001, and a significant increase in securities lending fees. Strength in securities lending revenue resulted primarily from wider interest rate spreads in a favorable 2001 U.S. interest rate environment. Declines in equity market values worldwide offset some of the growth in servicing fees. Both securities lending and net interest revenue benefited from the unusual occurrence of eleven reductions in the U.S. federal funds target rate during 2001. Additionally, growth in State Street's balance sheet, primarily from clients' investment activities, was a significant factor in the growth of net interest revenue. Management fees were down 12%, reflecting declining equity values worldwid e. Foreign exchange trading revenue was down 5%, reflecting decreased currency volatility. Lower management fees and foreign exchange trading revenue partially offset the growth in servicing fees and net interest revenue.

Reducing the rate of expense growth was a key factor in State Street's 2001 performance. State Street continues to invest for the future by carefully pacing spending on strategic initiatives and technology projects that are critical to long-term growth. Operating expenses were $2.9 billion, an increase of 8% over 2000. Adjusted for the formation of CitiStreet, operating expenses grew 10%, significantly lower than the comparable 20% expense growth in 2000. The 10% year-over-year growth in expenses reflects higher salaries and employee benefits expense, partially offset by lower incentive-based compensation, and higher information systems and communications expense.

State Street has two supporting financial goals, one for total revenue and one for return on stockholders' equity. State Street's total revenue goal is 12.5% real compound annual growth from 2000 through 2010; although, as has been true in the past, State Street does not expect to achieve that growth rate every year in the ten-year period. State Street still expects to meet its goal over the stated period. Operating return on stockholders' equity for 2001 was 18.2%, exceeding State Street's long-term goal of 18%.

State Street's strategy of focusing on providing sophisticated global investors with a complete, integrated range of products and services has proven successful for over two decades under varying economic and financial conditions. State Street focuses on total client relationships. This focus results in a high rate of client retention, cross-selling opportunities and recurring revenue. Services are integrated and priced based on each client's total business relationship. While most of State Street's client services result in management or servicing fees, clients use a wide variety of additional services that are recorded in their respective revenue categories, such as foreign exchange trading revenue or net interest revenue. Management focuses on increasing total revenue.

State Street's ability to serve clients' expanding needs is critical to its success. Long-term, global trends driving demand for State Street's services remain robust and support continuing growth: ongoing convergence in the financial services industry, a worldwide sense of urgency about the need for retirement security and a growing trend by investment managers to outsource activities that are not part of their core competencies. By continuing to invest in technology, integrated products and services that span the entire investment process, and expansion into new markets, State Street is positioned to benefit from these trends.

State Street's solid performance in 2001 was the result of strong new business with existing and new clients, a diverse service offering, and market expertise that enabled State Street to take advantage of an unprecedented interest rate environment, as well as the commitment and abilities of State Street's global employee team.

Revenue

State Street is one of the world's leading specialists in serving mutual funds, collective funds and pension plans. The Corporation provides investment management and industry-leading technology and information services to support financial strategies and transactions for sophisticated global investors. State Street has integrated its products and services to meet client needs throughout every phase of the investment cycle. This integration positions State Street to grow with its clients by providing additional products and services globally as client requirements expand. State Street's focus on total client relationships results in high client retention, cross-selling opportunities and recurring revenue. During 2001, clients continued to increase the number of State Street products they use. The Corporation's 1,000 largest clients used an average of 7.3 products in 2001, up from an av erage of 7.1 in 2000. The top 100 largest clients used an average of 11.3 products in 2001, up from an average of 11.2 in 2000.

State Street benefits significantly from its ability to derive revenue from the transaction flows of clients. This occurs through the management of cash positions, including deposit balances and other short-term investment activities, using State Street's balance sheet capacity. Significant foreign currency transaction volumes provide potential for foreign exchange trading revenue as well.

F e e   R e v e n u e

Total operating fee revenue was $2.8 billion in 2001, compared to $2.7 billion in 2000, an increase of 6%. Adjusted for the formation of CitiStreet, the growth in fee revenue was 8%.

Growth in servicing fees of $199 million, or 14%, was the primary contributor to the increase in fee revenue. This growth primarily reflects several large client wins installed starting in the latter half of 2000 and continuing throughout 2001, and strength in fee revenue from securities lending. Declines in equity market values worldwide offset some of the growth in servicing fees. Management fees were down 5%, adjusted for the formation of CitiStreet, reflecting the decline in the worldwide equity markets. Foreign exchange trading revenue was down 5%, reflecting lower currency volatility, and processing fees and other revenue was up 21%, primarily due to gains on the sales of investment securities.

Servicing and management fees are a function of several factors, including the mix and volume of assets under custody and assets under management, securities positions held, and portfolio transactions, as well as types of products and services used by clients. State Street estimates, based on a study conducted in 2000, that a 10% increase or decrease in worldwide equity values would cause a corresponding change in State Street's total revenue of approximately 2%. If bond values were to increase or decrease by 10%, State Street would anticipate a corresponding change of approximately 1% in its total revenue.

Securities lending revenue in 2001 increased approximately 40% over 2000. Securities lending revenue is reflected in both servicing fees and management fees. Securities lending revenue is a function of the volume of securities lent and interest rate spreads. While volumes increased in 2001, the year-over-year increase is primarily due to wider interest rate spreads resulting from the unusual occurrence of eleven reductions in the U.S. federal funds target rate during 2001.

F E E    R E V E N U E

(Dollars in millions)	2001(1)	2000	1999(2)	Change 00-01	Adjusted Change 00-01(3)
Servicing fees	$1,624	$1,425	$1,170	14%	14%
Management fees	511	581	600	(12)	(5)
Foreign exchange trading	368	387	306	(5)	(5)
Processing fees and other	329	272	236	21	21

Total fee revenue	$2,832	$2,665	$2,312	6	8

(1) 2001 results exclude the write-off of State Street's total investment in Bridge of $50 million

(2) 1999 results exclude the one-time charge of $57 million related to the repositioning of the investment portfolio

(3) 2000 results adjusted for the formation of CitiStreet

Servicing Fees

In 2001, servicing fees were $1.6 billion, up 14% from 2000. Growth in servicing fees primarily reflects several large client wins installed starting in the latter half of 2000 and continuing throughout 2001, and strength in securities lending revenue. Declines in equity market values worldwide offset some of the growth in servicing fees. State Street provides solutions to meet the needs of managers of mutual funds, collective funds, pension and retirement plans and other institutional investors worldwide through offices and a global custodian network that spans 100 geographic markets.

M u t u a l   F u n d s   a n d   C o l l e c t i v e   F u n d s  Servicing fees include fee revenue from U.S. mutual funds, collective funds worldwide, non-U.S. retirement plans and other non-U.S. investment pools. Products and services provided include custody, accounting, daily pricing and administration; trustee and recordkeeping; investment manager operations outsourcing; and securities lending. In 2001, revenue growth from servicing U.S. mutual funds and collective funds was primarily due to new business from new and existing clients.

State Street is the largest mutual fund custodian and accounting agent in the United States. State Street provides custody services for 44% of registered U.S. mutual funds and is distinct from other mutual fund service providers because clients make extensive use of a number of related services, including accounting, daily pricing and fund administration. The Corporation provides fund accounting and valuation services for more than four times the assets serviced by the next largest accounting service provider. State Street calculates approximately 30% of the U.S. mutual fund prices that appear daily in The Wall Street Journal.

A long-term revenue driver is the number of mutual funds the Corporation services. In 2001, the total number of funds State Street serviced increased by 341, or 8%, to 4,680. There were 689 new funds serviced, 524 from existing clients and 165 from new clients, partially offset by 348 funds no longer serviced due primarily to fund liquidations and consolidations.

State Street is committed to expanding globally by serving the worldwide needs of both its U.S. and non-U.S. clients. Growth in servicing revenue in Europe was primarily attributable to previously announced acquisitions, alliances and new business in the United Kingdom. Growth in servicing fees in Asia/Pacific included fees from new business, primarily in Japan.

In 2000, State Street announced plans to expand its services to investment managers to include operations outsourcing services. Through these services, State Street provides global asset managers with a comprehensive suite of services, from trade order management through settlement. Services include securities trade order processing, custodian communications for settlements, accounting systems, and networks and information technology development.

U . S .   P e n s i o n ,   I n s u r a n c e   a n d   O t h e r   I n v e s t m e n t   P o o l s  State Street provides master trust, master custody, securities lending, and performance, risk and compliance analytics to corporate and public pension funds, other institutional retirement funds, insurance companies, foundations, endowments and corporate and public treasurers. These clients make extensive use of many other products and services, including securities lending, investment management, and foreign exchange and equity trade execution. In 2001, revenue growth was driven primarily by increased securities lending revenue.

At 26% market share, State Street has a leading position in the market for servicing U.S. tax-exempt assets for corporate and public pension funds. Additionally, State Street provides trust and valuation services for over 3,900 daily-priced, unitized defined contribution accounts, making State Street a leader in this market.

A s s e t s   U n d e r   C u s t o d y  At year-end 2001, total assets under custody were $6.2 trillion, up $85 billion, or 1%, from 2000. The value of assets under custody is a broad measure of the relative size of various markets served. Changes to the value of assets under custody do not result in proportional changes in revenue. State Street uses relationship pricing for clients who take advantage of multiple services. Many services are priced on factors other than asset values, including the mix of assets under custody, securities positions held, portfolio transactions, and types of products and services. Assets under custody were comprised of the following at December 31:

A S S E T S    U N D E R    C U S T O D Y    A S    O F    D E C E M B E R    3 1 ,

(Dollars in billions)	2001	2000	1999	1998	1997	1-year AGR	96-01 CAGR
Clients in the U.S.:
Mutual funds	$2,794	$2,664	$2,769	$2,144	$1,705	5%	17%
Pensions, insurance and other investment pools	2,737	2,803	2,669	2,306	1,932	(2)	13
Clients outside the U.S.	672	651	514	362	266	3	27

Total	$6,203	$6,118	$5,952	$4,812	$3,903	1	16

M I X    O F    A S S E T S    U N D E R    C U S T O D Y    A S    O F    D E C E M B E R     3 1 ,

(Dollars in billions)	2001	Percentage of Total AUC	2000	Percentage of Total AUC
Equities	$2,942	47%	$3,290	54%
Fixed income	2,055	33	1,722	28
Short-term investments	1,206	20	1,106	18

Total	$6,203	100%	$6,118	100%

Non-U.S. securities		13%		14%

Market value changes, as measured by indices at year-end, had a significant impact on the value of assets under custody. At December 31, 2001, the S&P 500® index was down 13% from year-end 2000, the NASDAQ® index, down 21%, the MSCI® EAFE index, down 23%, and the Lehman Brothers Aggregate BondSM index, up 8%. [The index names mentioned in this report are service marks of their respective owners.]

Management Fees

In 2001, management fees were $511 million, down $70 million, or 12%, from 2000. Adjusted for the formation of CitiStreet, these fees decreased $26 million, or 5%, from 2000 to 2001. In the investment management business, fees are generally asset-based, and the decline in equity markets significantly reduced management fees on a year-over-year basis. While certain management fees are directly determined by the value of assets under management and the investment strategy employed, management fees reflect other factors as well, including State Street's relationship pricing for clients who use multiple services and performance-related fees. Revenue growth from acquisitions, securities lending and new business partially offset the unfavorable impact of declines in market values.

The decrease in management fee revenue in 2001 does not correlate with the year-over-year change in the value of assets under management at year-end because management fees are based on average asset values throughout the year. Year-end 2001 assets under management reflected strong in-flows, primarily in the fixed income and money market strategies in late 2001. Additionally, year-end assets under management increased as a result of the acquisition of the passive equity business of Gartmore Investment Management plc in October 2001.

State Street provides an extensive range of investment management strategies, securities lending, specialized investment management advisory services and other financial services for corporations, public funds, high-net-worth individuals and other sophisticated investors. These services are offered through State Street Global Advisors® (SSgA®). SSgA is the seventh largest investment manager in the world and the largest manager of tax-exempt (primarily pension) assets in the United States.

SSgA offers a broad array of investment strategies, including passive, enhanced and active management using quantitative and fundamental methods for both U.S. and global equities and fixed income securities. Fees are based on the investment strategy, the amount of the investment and the client's total relationship with State Street.

Management fees earned outside the U.S. increased in 2001 reflecting new business in State Street's Tokyo and London offices and the partial year revenue from clients gained in the acquisition of a passive equity business in the United Kingdom, which was acquired in October 2001.

A s s e t s   U n d e r   M a n a g e m e n t  At year-end 2001, assets under management increased $64 billion to $775 billion, or 9%, from year-end 2000. Securities issued outside of the U.S. comprised 24% of total securities. Market value changes, as measured by indices at year-end, had a significant impact on the value of assets under management. At December 31, 2001, the S&P 500® index was down 13% from year-end 2000, the NASDAQ® index, down 21%, the MSCI® EAFE index, down 23%, and the Lehman Brothers Aggregate BondSM index, up 8%. [The index names mentioned in this report are service marks of their respective owners.]

Assets under management were comprised of the following at December 31:

A S S E T S    U N D E R    M A N A G E M E N T    A S    O F    D E C E M B E R    3 1 ,

(Dollars in billions)	2001	2000	1999	1998	1997	1-year AGR	96-01 CAGR
Equities:
Passive	$398	$365	$366	$237	$168	9%	27%
Active	39	44	42	34	26	(11)	14
Employer securities	76	75	76	59	51	1	14
Fixed income	54	44	39	32	28	23	18
Money market	208	183	144	123	117	14	18

Total	$775	$711	$667	$485	$390	9	22

Foreign Exchange Trading

In 2001, foreign exchange trading revenue decreased 5%, to $368 million. Foreign exchange trading revenue is influenced by the mix of three principal factors: the volume of foreign exchange transactions, currency volatility and the number of clients transacting business with State Street. In 2001, trading volumes were strong, both in the number and total U.S.-dollar value of transactions. The impact of volume growth was offset by decreased volatility in 2001, as measured by State Street's index of 43 currencies. State Street has increased its foreign exchange trading client base with State Street Global Link,® a sophisticated research and execution delivery network for investment managers. Global Link continues to attract new clients worldwide with information and advisory services, electronic trade execution, and trade confirmation and reporting capabilities. Global Link is now installed a t over 400 investment management sites with over 360 investment firms in 22 countries.

Development of a comprehensive range of foreign exchange services to meet the needs of institutional investors helped State Street earn the number one ranking for “Best FX Service Overall” in the most recently conducted worldwide survey of global foreign exchange providers by Global Investor magazine.

Processing Fees and Other

Processing fees and other revenue includes fees from brokerage services, software licensing and maintenance, credit services, investment banking, trade banking, profits and losses from joint ventures, gains and losses on sales of investment securities, gains and losses on sales of leased equipment and other assets, trading account profits and losses, and amortization of investments in tax-advantaged financings.

Processing fees and other revenue of $329 million was up $57 million, or 21%, from 2000, excluding the write-off of Bridge recorded in 2001. Brokerage fees were $89 million, down $6 million from the prior year, driven by lower client trading activities and lower portfolio transition and rebalancing management. Securities gains were $43 million in 2001, up from $2 million in 2000, reflecting State Street's total return strategy. Additional revenue resulted from the acquisition of a portfolio accounting service acquired in June 2001.

N e t   I n t e r e s t   R e v e n u e

In serving sophisticated global investors, State Street provides short-term funds management, deposit services and repurchase agreements for cash positions associated with clients' investment activities.

N E T    I N T E R E S T   R E V E N U E

(Dollars in millions; taxable equivalent)	2001	2000	1999	Change 00-01
Interest revenue	$2,855	$3,256	$2,437
Taxable equivalent adjustment	67	65	40

	2,922	3,321	2,477
Interest expense	1,830	2,362	1,656

Net interest revenue	1,092	959	821	14%
Provision for loan losses	(10)	(9)	(14)

Net interest revenue after provision for loan losses	$1,082	$950	$807	14

Net interest revenue on a taxable-equivalent basis was $1.1 billion in 2001, compared to $959 million in 2000, an increase of $133 million, or 14%. Growth in State Street's balance sheet, driven by clients' investment activities, was a significant factor in the growth in net interest revenue. Net interest revenue benefited significantly from the favorable U.S. interest rate environment that resulted from the unusual occurrence of eleven reductions in the U.S. federal funds target rate during 2001, and a favorable global interest rate environment. The excess of rates earned over rates paid increased from .99% to 1.27%. The growth in net interest revenue due to the growth in balance sheet size and the favorable interest rate environment was partially offset by lower client demand deposit volumes, reflecting the reduction in client transactions during the year.

The average balance sheet for 2001 increased $8.4 billion over 2000, primarily from increased client investment activity. State Street's clients, in conjunction with their worldwide investment activities, increased their level of time deposits and securities sold under repurchase agreements.

Operating Expenses

Operating expenses were $2.9 billion, an increase of 8% over 2000. Adjusted for the formation of CitiStreet, operating expenses grew 10%. Expense growth in 2001 of 10% is significantly lower than the comparable 20% expense growth for 2000 compared to 1999. State Street successfully reduced the growth rate of expenses as revenue growth slowed during the latter half of 2000 and early 2001. The expense growth in 2001 reflects higher expenses for salaries and employee benefits, as well as information systems and communications.

O P E R A T I N G     E X P E N S E S

(Dollars in millions)	2001	2000	1999	Change 00-01	Adjusted Change 00-01(1)
Salaries and employee benefits	$1,663	$1,524	$1,313	9%	11%
Information systems and communications	365	305	287	20	22
Transaction processing services	247	268	237	(8)	(7)
Occupancy	229	201	188	15	16
Other	363	346	311	5	7

Total operating expenses	$2,867	$2,644	$2,336	8	10

Number of employees	19,753	17,604	17,213	12

(1) 2000 results adjusted for the formation of CitiStreet

Expenses related to salaries and employee benefits increased $139 million in 2001, or $163 million when adjusted for the formation of CitiStreet. The adjusted increase reflects more than 2,100 additional staff to support the large client wins and new business from existing clients and acquisitions. This expense increase was partially offset by lower incentive-based compensation.

Information systems and communications expense was $365 million in 2001, up 20% from the prior year. Adjusted for the formation of CitiStreet, information systems and communications expense increased 22%. This growth reflects both continuing investment in software and hardware, as well as the technology costs associated with increased staffing levels.

Expenses related to transaction processing services were $247 million, down $21 million, or 8%. These expenses are volume related and include external contract services, subcustodian fees, brokerage services and fees related to securities settlement. Lower mutual fund shareholder activities, and lower subcustodian fees resulting from both the decline in asset values and lower transaction volumes, drove the decline.

Occupancy expense was $229 million, up 15%. The increase is due to expenses necessary to support State Street's global growth, and expenses incurred for leasehold improvements and other operational costs.

Other expenses were $363 million, up $17 million, or 5%. These expenses include professional services, advertising and sales promotion, and internal operational expenses. The increase over prior year is due to a $21 million increase in the amortization of goodwill, primarily from acquisitions in 2001. In accordance with recent accounting pronouncements, goodwill amortization expense will be eliminated in 2002. State Street recorded approximately $38 million, or $.08 per share after tax, of goodwill amortization expense in 2001. State Street's cost containment efforts, which reduced discretionary spending, partially offset the increase in other expenses.

Income Taxes

Income tax expense was $319 million in 2001, excluding the tax effect of the write-off of State Street's total investment in Bridge, compared to $311 million in 2000. In 2001, the effective tax rate was 32.6%, excluding the tax effect of the write-off of Bridge, compared to 34.3% in 2000. The lower rate reflects a change in income mix, with a lesser share of income coming from taxable revenue as non-taxable revenue grew.

Acquisitions and Joint Venture

In executing its strategic plan, from time to time State Street may enter into business acquisitions and strategic alliances, and may divest non-strategic operations. Acquisitions and strategic alliances enhance established capabilities by adding new products, services or technologies, expanding geographic reach, or selectively expanding market share. State Street continuously reviews and assesses various business opportunities related to this strategy.

In October 2001, State Street completed the cash purchase of the passive equity business of Gartmore Investment Management plc (“Gartmore”) in the United Kingdom. Gartmore's passive equity business had $25 billion of assets under management as of the date of purchase. Under the terms of the agreement, SSgA hired the Gartmore team that manages, services and administers the passive equity business.

In June 2001, State Street purchased DST Portfolio Systems, Inc. (“DPS”) for 1,483,000 shares of State Street common stock and cash in a transaction accounted for as a purchase. Included in the purchase was the Portfolio Accounting System of DPS, an integrated system that automates mutual fund accounting and investment management recordkeeping processes, such as securities pricing and dividend calculations, income and expense accruals, securities inventories, accounting for daily shareholder activity and calculation of daily net asset values.

In February 2001, State Street purchased Bel Air Securities LLC and a majority interest in Bel Air Investment Advisors LLC (“Bel Air”) for 1,007,000 shares (2,015,000 shares post split) of State Street common stock and cash in a transaction accounted for as a purchase. Bel Air is a Los Angeles-based investment management firm with assets under management of $4 billion at the date of purchase, focused on providing wealth management services to ultra-high-net worth individuals.

In April 2000, State Street and Citigroup formed CitiStreet LLC, a 50/50 joint venture designed to service employee benefit programs. State Street's contribution to the joint venture consisted of its retirement investment and total benefits outsourcing services.

Comparison of 2000 versus 1999

State Street reported 2000 earnings per share of $1.81, an increase of 21% over its 1999 operating earnings per share of $1.49. Operating results for 1999 exclude a pre-tax gain of $282 million, or $.50 per diluted share after tax, from the sale of State Street's commercial banking business; and a one-time charge, reported in other fee revenue, of $57 million, or $.10 per diluted share, on sales of securities relating to the repositioning of State Street's investment portfolio. Net income was $595 million in 2000, up 22% from 1999 operating earnings of $489 million. On a taxable-equivalent basis, total revenue was $3.6 billion, an increase of 16% over 1999 operating revenue of $3.1 billion. Return on stockholders equity was 20.3%.

Total revenue grew in all services and was driven by new business worldwide, including existing clients' use of additional products and services and new relationships. Revenue growth was partially reduced by the formation of CitiStreet on April 1, 2000, a joint venture accounted for using the equity method, which reduced revenue and expenses for the remaining three quarters of the year 2000, and was slightly accretive to earnings. Adjusted to exclude the results of services contributed to CitiStreet from 2000 and 1999 operating results, revenue growth was 21%. Growth in net interest revenue of 17% was achieved despite the impact of the divestiture of the commercial banking business on October 1, 1999.

Lines of Business

State Street reports two lines of business: Investment Servicing and Investment Management. Historical operating results for the commercial banking business, sold in 1999, are presented separately under the caption Business Divestiture. Given the nature of State Street's services and management organization, the results of operations for these lines of business are not necessarily comparable with those of other companies.

Revenue and expenses are directly charged or allocated to the lines of business through algorithm-based management information systems. State Street prices its products and services on total client relationships and other factors; therefore, revenue may not necessarily reflect market pricing on products within the business lines in the same way as it would for independent business entities. Assets and liabilities are allocated according to rules that support management's strategic and tactical goals. Capital is allocated based on risk-weighted assets employed and management's judgment. The capital allocations may not be representative of the capital that might be required if these lines of business were independent business entities.

The table below excludes the write-off in 2001 of State Street's total investment in Bridge of $50 million, and 1999 results exclude the gain of $282 million on the sale of the commercial banking business and a one-time charge of $57 million related to the repositioning of the investment portfolio. See Note L in the Notes to the Consolidated Financial Statements for further information.

Certain products, including brokerage, previously included in Investment Management, are now classified under Investment Servicing. Management changes were implemented in order to focus the Investment Management business primarily on asset management and to align asset servicing activities more closely with the Investment Servicing line of business. Results in the table that follows reflect the current alignment of services between lines of business for all years presented.

The following is a summary of the lines of business and business divestiture operating results for the years ended December 31:

L I N E S    O F    B U S I N E S S

	Investment Servicing			Investment Management			Business Divestiture

(Dollars in millions; taxable equivalent)	2001(1)	2000	1999(2)	2001(1)	2000	1999(2)	1999(2)
Fee revenue:
Servicing fees	$1,624	$1,425	$1,170
Management fees				$511	$581	$600
Foreign exchange trading	368	387	306
Processing fees and other	305	268	211	24	4	10	$ 15

Total fee revenue	2,297	2,080	1,687	535	585	610	15
Net interest revenue after provision for loan losses	1,009	853	688	73	97	46	73

Total revenue	3,306	2,933	2,375	608	682	656	88
Operating expense	2,337	2,115	1,746	530	529	552	38

Income before income taxes	$969	$818	$629	$78	$153	$104	$50

Pre-tax margin	29%	28%	26%	13%	22%	16%	57%
Average assets (billions)	$69.5	$61.7	$51.1	$1.8	$1.2	$1.2	$1.8

(1) 2001 results exclude the write-off of State Street's total investment in Bridge of $50 million

(2) 1999 results exclude the $282 million gain on the sale of commercial banking and a one-time charge of $57 million related to the repositioning of the investment portfolio.

I n v e s t m e n t   S e r v i c i n g

Investment Servicing includes custody, accounting, daily pricing and administration; master trust and master custody; trustee and recordkeeping; foreign exchange; securities lending; deposit and short-term investment facilities; lease financing; investment manager operations outsourcing; and performance, risk and compliance analytics to support institutional investors. State Street provides shareholder services, which includes mutual fund and collective fund shareholder accounting, through 50%-owned affiliates, Boston Financial Data Services, Inc. and the International Financial Data Services group of companies.

Total revenue in 2001 increased to $3.3 billion, up 13% from $2.9 billion in 2000. Servicing fees and net interest revenue drove revenue growth. Growth in servicing fees primarily reflects several large client wins installed starting in the latter half of 2000 and continuing throughout 2001, and an increase in securities lending fees of approximately 40%. Declines in equity market values worldwide offset some of the growth in servicing fees. Strength in securities lending revenue resulted from wider interest rate spreads in a favorable U.S. interest rate environment. Growth in State Street's balance sheet, primarily driven by clients' investment activities, was a major factor in the growth of net interest revenue. Both securities lending and net interest revenue benefited from the unusual occurrence of eleven reductions in the U.S. federal funds target rate during 2001. Foreign exchange tra ding revenue was down 5% from 2000, reflecting decreased currency volatility.

Fee revenue in 2001 increased $217 million from $2.1 billion in 2000. Servicing fees and foreign exchange trading revenue for the Investment Servicing line of business are identical to the respective total consolidated results. Please refer to the “Servicing Fees” and “Foreign Exchange Trading” captions in the “Fee Revenue” section of this Financial Review for a more in-depth discussion. Processing fees and other revenue for Investment Servicing are nearly identical to the consolidated information provided under the caption “Processing Fees and Other” in the “Fee Revenue” section of this Financial Review. Processing fees and other revenue includes fees from brokerage services, software licensing and maintenance, credit services, investment banking, trade banking, profits and losses from joint ventures other than CitiStreet and other entities included in the Investment Management line of business, gains and losses on sales of investment securities, gains and losses on sales of leased equipment and other assets, trading account profits and losses, and amortization of investments in tax-advantaged financings.

Net interest revenue on a taxable-equivalent basis was $1.0 billion in 2001, compared to $853 million in 2000, an increase of $156 million, or 18%. Net interest revenue for Investment Servicing is nearly identical to the consolidated net interest revenue discussed under the “Net Interest Revenue” caption in the “Revenue” section of this Financial Review. A small amount of net interest revenue is recorded in the Investment Management line of business, reflecting earnings on deposit balances from Investment Management clients.

Operating expenses were $2.3 billion, an increase of 10% over 2000. Investment Servicing successfully reduced the growth rate of expenses as revenue growth slowed during the latter half of 2000 and early 2001. The year-over-year growth reflects higher expenses for salaries and employee benefits, partially offset by lower incentive-based compensation, and higher information systems and communications expense. The increase in salaries and employee benefits expense reflects more than 1,900 additional staff to support large client wins and other new business. Information systems and communications expense increased due to continuing investment in software and hardware supporting business growth, as well as the telecommunications, hardware and software costs associated with increased staffing levels.

I n v e s t m e n t   M a n a g e m e n t

Investment Management offers a broad array of services for managing financial assets, including investment management, investment research and trading services for both institutions and individual investors worldwide. These services include active and passive U.S. and non-U.S. equity and fixed income strategies, and other related services, such as securities lending.

Total revenue in 2001 was $608 million, down $74 million from $682 million in 2000. Adjusted for the formation of CitiStreet, revenue decreased $29 million.

In 2001, management fees were $511 million, down $70 million, or 12%, from 2000. Adjusted for the formation of CitiStreet, these fees decreased $26 million, or 5%, from 2000 to 2001. Management fees for the Investment Management line of business are identical to the respective total consolidated results. Please refer to the “Management Fees” caption in the “Fee Revenue” section of this Financial Review for a more in-depth discussion.

Operating expenses in 2001 were $530 million, relatively flat compared to 2000. Adjusted for the formation of CitiStreet, operating expenses grew 10%. This adjusted expense growth in 2001 reflects higher salaries and employee benefits expense from the addition of approximately 200 staff, offset by lower incentive compensation, and higher goodwill amortization expense resulting from the Bel Air and Gartmore transactions.

B u s i n e s s   D i v e s t i t u r e

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

Financial Goals and Factors That May Affect Them

State Street's primary financial goal is sustainable real growth in earnings per share. The Corporation has two supporting goals, one for total revenue growth and one for return on common stockholders' equity (ROE). The long-term revenue goal is 12.5% real (inflation-adjusted) compound annual growth rate of revenue for 2000 through 2010. At present, this equates to approximately a 15.3% nominal compound annual growth rate. The annual ROE goal is 18%.

State Street considers these to be financial goals, not projections or forward-looking statements. However, the discussion in this Financial Review, and in other portions of the Annual Report, may contain statements that are considered “forward-looking statements” within the meaning of the U.S. federal securities laws. These statements may be identified by such forward-looking terminology as “expect,” “look,” “believe,” “anticipate,” “may,” “will,” or similar statements or variations of such terms. The Corporation's financial goals and such forward-looking statements involve certain risks and uncertainties, including the issues and factors listed below and factors further described in conjunction with the forward-looking information, which could cause actual results to differ materially. The following issues and factors should be carefully considered. The forward-looking statements contained in the Annual Report speak only as of the time the statements were given. The Corporation does not undertake to revise those forward-looking statements to reflect events after the date of this report.

C r o s s - b o r d e r   i n v e s t i n g .  Increased cross-border investing by clients worldwide benefits State Street's revenue. Future revenue may increase or decrease depending upon the extent of increases or decreases in cross-border investments made by clients or future clients. Economic and political uncertainties resulting from terrorist attacks and subsequent military actions could result in decreased cross-border investment activities.

S a v i n g s   r a t e   o f   i n d i v i d u a l s .  State Street benefits from the savings of individuals that are invested in mutual funds and other collective funds or in defined contribution plans. Changes in savings rates or investment styles may affect revenue.

V a l u e   o f   w o r l d w i d e   f i n a n c i a l   m a r k e t s .  As worldwide financial markets increase or decrease in value, State Street's opportunities to invest and service financial assets may change. Since a portion of the Corporation's fees are based on the value of assets under custody and management, fluctuations in the valuation of worldwide securities markets will affect revenue. State Street estimates, based on a study conducted in 2000, that a 10% increase or decrease in worldwide equity values would cause a corresponding change in State Street's total revenue of approximately 2%. If bond values worldwide were to increase or decrease by 10%, State Street would anticip ate a corresponding change of approximately 1% in its total revenue.

D y n a m i c s   o f   m a r k e t s   s e r v e d .  Changes in markets served, including the growth rate of collective funds worldwide, outsourcing decisions, mergers, acquisitions and consolidations among clients and competitors and the pace of debt issuance, can affect revenue. In general, State Street benefits from increases in the volume of financial market transactions serviced.

State Street provides services worldwide. Global and regional economic factors and changes or potential changes in laws and regulations affecting the Corporation's business — including volatile currencies, pace of inflation, changes in monetary policy, and social and political instability — could affect results of operations. For example, the significant slowing of economic growth globally is affecting worldwide equity values and business growth. The terrorist attacks that took place in the United States on September 11, 2001, and subsequent military and terrorist activities, have caused economic and political uncertainties. These activities and the national and global efforts to combat terrorism have affected and may further adversely affect economic growth, and may have other adverse effects on many companies, including State Street, in ways that are not predictable.

Legislation enacted in 1999 by the U.S. Congress may cause changes in the competitive environment in which State Street operates, which could include, among other things, broadening the scope of activities of significant competitors, or facilitating consolidation of competitors into stronger entities, or attracting large and well-capitalized new competitors into State Street's traditional businesses. Such factors and changes and the ability of the Corporation to address and adapt to the regulatory and competitive challenges may affect future results of operations.

I n t e r e s t   r a t e s .  The levels of market interest rates, the shape of the yield curve and the direction of interest rate changes affect net interest revenue and securities lending revenue, which is recorded in both servicing and management fees. All else being equal, in the short term, State Street's net interest revenue and securities lending revenue benefit from falling interest rates and are negatively affected by rising rates because interest-bearing liabilities reprice sooner than interest-earning assets. In general, sustained lower interest rates have a constraining effect on the net interest revenue growth rate.

L i q u i d i t y .  Any occurrence which may limit the Corporation's access to the funds markets, such as a decline in the confidence of debt purchasers, depositors or counterparties participating in the funds markets in general or with State Street in particular, or a downgrade of State Street's debt rating, may adversely affect State Street.

C a p i t a l .  Under regulatory capital adequacy guidelines, State Street and State Street Bank must meet guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items, subject to qualitative judgments by regulators about components, risk weightings and other factors. Failure to meet minimum capital requirements could have a direct material effect on State Street's financial condition; failure to maintain the status of “well capitalized” under the regulatory framework could affect State Street's status as a financial holding company and eligibility for streamlined review process for acquisition proposals. In addition, failure to maintain the status of "well capitalized" could affect the confidence of State Street's clients in the Corporation and would adversely affect its business.

V o l a t i l i t y   o f   c u r r e n c y   m a r k e t s .  The degree of volatility in foreign exchange rates can affect the amount of foreign exchange trading revenue. In general, State Street benefits from currency volatility.

P a c e   o f   p e n s i o n   r e f o r m .  State Street expects to benefit from worldwide pension reform that creates additional pools of assets that use custody and related services, and investment management services. The pace of pension reform and resulting programs, including public and private pension schemes, may affect the pace of revenue growth.

P r i c i n g / c o m p e t i t i o n .  Future prices the Corporation is able to obtain for its products may increase or decrease from current levels depending upon demand for its products, its competitors' activities and the introduction of new products into the marketplace.

P a c e   o f   n e w   b u s i n e s s .  The pace at which State Street attracts new clients, and the pace at which existing and new clients use additional services and assign additional assets to State Street for management or custody, will affect future results of operations.

B u s i n e s s   m i x .  Changes in business mix, including the mix of U.S. and non-U.S. business, may affect future results of operations.

B u s i n e s s   c o n t i n u i t y .  State Street has business continuity and disaster recovery plans in place. However, events, including terrorist or military actions and resulting political and social turmoil, could arise that would cause unforeseen damage to State Street's physical facilities or could cause delays or disruptions to operational functions, including information processing and financial market settlement functions. Additionally, State Street's clients, vendors and counterparties could suffer from such events. Should these events affect State Street, or the clients, vendors or counterparties with which it conducts business, State Street's results of operations could be negatively affected.

R a t e   o f   t e c h n o l o g i c a l   c h a n g e .  Technological change creates opportunities for product differentiation and reduced costs, as well as the possibility of increased expenses. Developments in the securities processing industry, including shortened settlement cycles and straight-through-processing, will result in changes to existing procedures. Alternative delivery systems have emerged, including the widespread use of the Internet. State Street's financial performance depends in part on its ability to develop and market new and innovative services, and to adopt or develop new technologies that differentiate State Street's products or provide cost efficiencies.

The risks inherent in this process include rapid technological change in the industry, the Corporation's ability to access technical and other information from clients, and the significant and ongoing investments required to bring new services to market in a timely fashion at competitive prices. A further risk is the introduction by competitors of services that could replace or provide lower-cost alternatives to State Street services.

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

A c q u i s i t i o n s   a n d   a l l i a n c e s .  Acquisitions of complementary businesses and technologies and development of strategic alliances are an active part of State Street's overall business strategy. The Corporation has completed several acquisitions and alliances in recent years. However, there can be no assurance that services, technologies, key personnel or businesses of acquired companies will be effectively assimilated into State Street's business or service offerings or that alliances will be successful.

Financial Condition

Balance Sheet

State Street provides deposit and other balance sheet services to its institutional investor clients. In executing their worldwide cash management activities, State Street's clients use short-term investments and deposit accounts that comprise the majority of State Street's liabilities. These client investment activities affect the Corporation's approach to managing interest rate sensitivity, liquidity and credit risk.

L i a b i l i t i e s

The growth in State Street's balance sheet is primarily driven by growth in liabilities from clients' activities. State Street uses its balance sheet capacity to support clients' transactions and short-term investment strategies. State Street's objectives and clients' needs determine the volume, mix and currencies of the liabilities.

Average interest-bearing liabilities increased $7.7 billion, or 16%, in 2001, primarily from client investment activities. The most significant growth in liabilities occurred in interest-bearing deposits, used by both non-U.S. and U.S. clients. Interest-bearing liabilities not denominated in U.S. dollars represent 25% of total interest-bearing liabilities. Non-U.S. deposits increased 10%, to $27.1 billion; 44% of this balance consists of transaction account balances, which pay lower interest rates than other interest-bearing sources of funds.

Average noninterest-bearing deposits decreased $270 million, or 4%. Clients use noninterest-bearing deposit accounts for transaction settlements and as compensation to Street Street for services.

A s s e t s

State Street's assets consist primarily of short-term money market assets and investment securities, which are generally more marketable than other types of assets. Investment securities, principally classified as available-for-sale, include U.S. Treasury and federal agency securities, highly-rated municipal securities, asset-backed securities, money market mutual funds and non-U.S. government bonds. Interest-bearing deposits with banks are short-term, multicurrency instruments invested with major multinational banks.

Average interest-earning assets increased $7.8 billion, or 14%, in 2001. Interest-bearing deposits with banks increased 25% from 2000, to $20.5 billion. Total investment securities increased $2.2 billion, or 14%, from 2000, primarily due to investments in money market mutual funds. Securities purchased under resale agreements grew $1.2 billion, or 7%, from 2000, primarily from the reinvestment of additional funds from client repurchase activities. Average loans increased $637 million, to $6.1 billion, due to higher average client overdraft balances.

F a i r   V a l u e   o f   F i n a n c i a l   I n s t r u m e n t s

The short duration of State Street's assets and liabilities results in the fair value of its financial instruments equating to or closely approximating their balance sheet value. See Note U in the Notes to the Consolidated Financial Statements for further discussion.

Further quantitative information on State Street's assets and liabilities is furnished in Notes C-H in the Notes to the Consolidated Financial Statements.

Liquidity and Capital

L i q u i d i t y

The primary objective of State Street's liquidity management is to ensure that the Corporation has sufficient funds to meet its commitments and business needs, including accommodating the transaction and cash management requirements of its clients. Liquidity is provided by State Street's access to global debt markets, its ability to gather additional deposits from its clients, maturing short-term assets, sales of securities and repayment of clients' loans. Client deposits and other funds provide multicurrency, geographically diverse sources of liquidity.

State Street maintains a large portfolio of liquid assets. When liquidity is measured by the ratio of liquid assets to total assets, State Street ranks among the highest 10% of U.S. bank holding and financial holding companies. At December 31, 2001, the Corporation's liquid assets were 85% of total assets.

State Street Bank can issue bank notes with an aggregate limit of $750 million and with original maturities ranging from 14 days to five years. At December 31, 2001, no notes payable were outstanding and all $750 million was available for issuance. State Street Corporation can issue commercial paper with an aggregate limit of $500 million and with original maturities of up to 270 days from the date of issue. At December 31, 2001, State Street had $499 million of commercial paper outstanding. State Street maintains a universal shelf registration statement that allows for the offering and sale of unsecured debt securities, capital securities, common stock, depositary shares and preferred stock, and warrants to purchase such securities, including any shares into which the preferred stock and depositary shares may be convertible, or any combination thereof. At December 31, 2001, $700 million of the shelf registration was available for issuance. See Notes G and H in the Notes to the Consolidated Financial Statements for further information.

State Street endeavors to maintain high ratings on its debt, as measured by independent credit rating agencies. High ratings on debt minimize borrowing costs and enhance State Street's liquidity by ensuring the largest possible market for the Corporation's debt. State Street's senior debt is rated AA- by Standard & Poor's, Aa3 by Moody's Investors Service and AA by Fitch, Inc. State Street Bank's long-term deposits are rated AA by Standard & Poor's, Aa2 by Moody's Investors Service and AA+ by Fitch, Inc.

The Consolidated Statement of Cash Flows provides additional liquidity information.

C a p i t a l

State Street's objective is to maintain a strong capital base in order to provide financial flexibility for its business needs, including funding corporate growth and supporting clients' cash management needs.

As a state chartered bank and member of the Federal Reserve System, State Street Bank and Trust Company, State Street's principal subsidiary, is primarily regulated by the Federal Reserve Board, which has established guidelines for minimum capital ratios. State Street has developed internal capital adequacy policies to ensure that State Street Bank meets or exceeds the level required for the “well capitalized” category, the highest of the Federal Reserve Board's five capital categories. State Street Bank must meet the regulatory designation of “well capitalized” in order for State Street to maintain its status as a financial holding company. State Street's capital management emphasizes risk exposure rather than simple asset levels; at 12.9%, State Street Bank's Tier 1 risk-based capital ratio significantly exceeds the regulatory minimum of 4% and is among the h ighest for U.S. banks, according to published industry statistics. State Street's Tier 1 risk-based capital ratio of 13.6% is likewise among the highest for U.S. bank holding companies. See Note K in the Notes to the Consolidated Financial Statements for further information.

On May 30, 2001, State Street distributed a 2-for-1 stock split in the form of a 100% stock dividend to stockholders of record as of April 30, 2001.

During 2001, the Board of Directors increased the authorized number of shares of State Street common stock to be purchased for use in employee benefit programs and for general corporate purposes. Reflecting comparable post-split activity, the total number of shares authorized for purchase within the program is 43 million shares, and the cumulative shares acquired as of December 31, 2001 were 33.2 million. At December 31, 2001, 9.8 million shares remain available for purchase within the program. Additionally in 2001, there were 25,000 shares acquired for other deferred compensation plans that are not part of the stock purchase program. See Note I in the Notes to the Consolidated Financial Statements for further information.

D I V I D E N D S     A N D     C O M M O N     S T O C K

		Market Price

Quarters	Dividends Declared	Low	High	End of Quarter
2000:
First	$.080	$ 31.22	$ 50.75	$ 48.44
Second	.085	42.60	61.50	53.03
Third	.085	49.69	67.25	65.05
Fourth	.095	52.13	68.40	62.11
2001:
First	$.095	$ 38.76	$ 64.39	$ 46.70
Second	.100	43.95	57.87	49.49
Third	.100	36.25	54.98	45.50
Fourth	.110	41.84	54.78	52.25

State Street has increased its quarterly dividend twice each year since 1978. Over the last fifteen years, dividends per share have grown at a 16% compound annual growth rate.

There were 5,648 stockholders of record as of December 31, 2001.

Risk Management

In providing services for institutional investors globally, State Street must manage and control certain inherent risks. These include counterparty risk, credit risk, fiduciary risk, operations and settlement risk, and market risk. Risk management is an integral part of State Street's business activities and is centrally organized with close ties to the business units. This structure allows for corporate risk management across the business areas while individual line areas remain responsible for risk management in their units. While State Street believes its risk management process is effective in managing the risks of its business, no system can eliminate all risks. If there is a material failure in the risks managed by State Street, such as a material counterparty failure or a material default of a debtor, State Street's results of operations could be adversely affected.

Risk management emphasizes establishing specific authorization levels and limits. Exposure levels are reviewed and modified as required by changing conditions. Analysis of business-risk concentration includes specific industry concentrations of credit risk, country limits and individual counterparty limits. In managing country risk, State Street considers a variety of issues, including those related to credit quality, asset concentration, liquidity and settlement risk.

Credit risk results from the possibility that a loss may occur if a counterparty becomes unable to meet the terms of a contract. State Street has policies and procedures to monitor and manage all aspects of credit risk. These include a comprehensive credit review and approval process that involves the assignment of risk ratings to all loans and off-balance sheet credit exposures. Rigorous processes for credit approval cover traditional credit facilities, foreign exchange, placements, credit-enhancement services, securities lending and securities-clearing facilities.

Fiduciary risk is the risk of financial loss as a consequence of breaching a fiduciary duty to a client. Business units are responsible for operating within the rules and regulations applicable to their activities, including any corporate guidelines. The Corporate Fiduciary Review Committee and the Compliance Committee work with the business units to oversee adherence to corporate standards.

State Street is a large servicer and manager of financial assets on a global scale; therefore, oversight of operational and settlement risk is an integral part of the management process throughout the Corporation. State Street focuses on payment-system risk management, overdraft monitoring and control, and global securities clearing and settlement. In addition to specific authorization levels and limits, operational risk is mitigated by automation, standardized operating procedures, segregation of duties and controls, timely confirmation and reconciliation procedures, and insurance.

M a r k e t   R i s k :   F o r e i g n   E x c h a n g e   a n d   I n t e r e s t   R a t e   S e n s i t i v i t y

State Street engages in trading and investment activities to serve clients' investment and trading needs, which contributes to overall corporate earnings and enhances liquidity. In the conduct of these activities, the Corporation is subject to, and assumes, market risk. Market risk is the risk of adverse financial impact due to changes in market prices, such as interest rates and foreign exchange rates. The level of risk State Street assumes is a function of the Corporation's overall objectives and liquidity needs, client requirements, and market volatility.

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

State Street's clients use derivatives to manage the financial risks associated with their investment goals and business activities. With the growth of cross-border investing, clients have an increasing need for foreign exchange forward contracts to convert currency for international investment and to manage the currency risk in international investment portfolios. As an active participant in the foreign exchange markets, State Street provides foreign exchange forward contracts and over-the-counter options in support of these client needs.

T r a d i n g   A c t i v i t i e s :   F o r e i g n   E x c h a n g e   a n d   I n t e r e s t   R a t e  S e n s i t i v i t y

As part of its trading activities, the Corporation assumes positions in both the foreign exchange and interest rate markets by buying and selling cash instruments and using financial derivatives, including foreign exchange forward contracts, foreign exchange and interest rate options, and interest rate swaps. As of December 31, 2001, the notional amount of these derivative instruments was $180.6 billion, of which $167.4 billion were foreign exchange forward contracts. Long and short foreign exchange forward positions are closely matched to minimize currency and interest rate risk. All foreign exchange contracts are valued daily at current market rates.

The Corporation uses a variety of risk measurement and estimation techniques, including value at risk. Value at risk is an estimate of potential loss for a given period of time within a stated statistical confidence interval. State Street uses a risk management system, Askari RiskBook,™ to estimate value at risk daily for all material trading positions. The Corporation has adopted standards for estimating value at risk, and maintains capital for market risk, in accordance with the Federal Reserve's Capital Adequacy Guidelines for market risk. Value at risk is estimated for a 99% one-tail confidence interval and an assumed one-day holding period using a historical observation period of greater than one year. A 99% one-tail confidence interval implies that daily trading losses should not exceed the estimated value at risk more than 1% of the time, or approximately three days out of the year .. The methodology uses a simulation approach based on observed changes in interest rates and foreign exchange rates and takes into account the resulting diversification benefits provided from the mix of the Corporation's trading positions.

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

The following table presents State Street's market risk for its trading activities as measured by its value at risk methodology:

V A L U E   A T   R I S K   F O R   T H E   Y E A R   E N D E D   D E C E M B E R     3 1 ,

(Dollars in millions)	Average	Maximum	Minimum
2001:
Foreign exchange products	$.9	$2.5	$.4
Interest rate products	4.5	6.9	3.0
2000:
Foreign exchange products	$1.0	$2.2	$.4
Interest rate products	3.9	5.3	2.9

State Street compares actual daily profit and losses from trading activities to estimated one-day value at risk. During 2001, State Street did not experience any trading losses in excess of its end-of-day value at risk estimate.

N o n - T r a d i n g   A c t i v i t i e s :   C u r r e n c y   R i s k

State Street had $12.7 billion of non-U.S. dollar-denominated non-trading assets as of December 31, 2001, which were funded by non-U.S. dollar-denominated deposits. State Street's non-U.S. dollar-denominated non-trading assets reflected 53 currencies. Approximately 88% of these assets were in seven major currencies. Since non-trading assets are generally invested in the same currency in which the initial deposits are received, the risk associated with changes to currency exchange rates is minimal. To the extent that deposits are not reinvested in the same currency, the resulting net currency positions are managed as part of trading risk as discussed above.

In general, the maturities of these non-trading assets and liabilities are short term. To the extent duration mismatches exist, they are managed as part of State Street's consolidated asset/liability management activities, and the related market risk is included in the following non-trading interest rate sensitivity disclosure.

N o n - T r a d i n g   A c t i v i t i e s :   I n t e r e s t   R a t e   S e n s i t i v i t y

The objective of interest rate sensitivity management is to provide sustainable net interest revenue under various economic environments and to protect asset values from adverse effects of changes in interest rates. State Street manages the structure of interest-earning assets and interest-bearing liabilities by adjusting the mix, yields and maturity or repricing characteristics based on market conditions. Since interest-bearing sources of funds are predominantly short term, State Street maintains a generally short-term structure for its interest-earning assets, including money market assets, investments and loans. Interest rate swaps are used minimally as part of overall asset and liability management to augment State Street's management of interest rate exposure. State Street uses three tools for measuring interest rate risk: simulation, duration and gap analysis.

Key assumptions in the simulation, duration and gap models include the timing of cash flows, maturity and repricing of financial instruments, changes in market conditions, capital planning, and deposit sensitivity. These assumptions are inherently uncertain and as a result, the models cannot precisely calculate net interest revenue or precisely predict the impact of changes in interest rates on net interest revenue and economic value. Actual results may differ from simulated results due to the timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.

Simulation models facilitate the evaluation of the potential range of net interest revenue under a “most likely” scenario, alternative interest rate scenarios and rate shock tests. Based upon results of the simulation model as of December 31, 2001, there would be a decrease in net interest revenue of $102 million over the following 12 months for an immediate 100-basis-point increase in all global interest rates. If interest rates immediately decreased by 100 basis points, the model shows an increase in net interest revenue of less than $49 million.

Duration measures the change in the economic value of assets and liabilities for given changes in interest rates. Based upon the results of the duration model as of December 31, 2001, there would be a decrease in the economic value of assets, net of liabilities, of $212 million, or .31% of assets, as a result of an immediate increase in all global interest rates of 100 basis points. In the event of an immediate decrease of 100 basis points to interest rates, the model shows an increase of $187 million, or .27% of assets, to the economic value of assets, net of liabilities.

The third measure of interest rate risk, gap analysis, is the difference in asset and liability repricing on a cumulative basis within a specified time period. As of year-end 2001, interest-bearing liabilities reprice faster than interest-earning assets over the next 12 months, as has been typical for State Street. If all other variables remained constant, in the short term, falling interest rates would lead to net interest revenue that is higher than it would otherwise have been. Rising rates would lead to lower net interest revenue. Other important determinants of net interest revenue are balance sheet size and mix, interest rate spreads, the slope of the yield curve, and rate levels.

New Accounting Developments

Information related to new accounting pronouncements appears in Note A in the Notes to the Consolidated Financial Statements.

Critical Accounting Policies

The Securities and Exchange Commission (“SEC”) recently issued disclosure guidance for “critical accounting policies.” The SEC defines “critical accounting policies” as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

State Street's significant accounting policies are described in Note A in the Notes to the Consolidated Financial Statements. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following policies could be deemed to be critical within the SEC definition.

Off-Balance Sheet Activities

Assets under custody and assets under management are held in a fiduciary or custodial capacity for State Street's clients and are not recorded on the Corporation's balance sheet in accordance with generally accepted accounting principles. Similarly, collateral funds resulting from State Street's securities lending services are held by State Street as agent; therefore, under generally accepted accounting principles, these assets are not assets of the Corporation.

State Street sells and distributes securities for two types of special purpose entities (SPEs) that are not included in the Consolidated Financial Statements of the Corporation. One type, which State Street has administered since 1992, issues asset-backed commercial paper (ABCP) that is rated P-1 by Moody's Investors Service and/or A-1 by Standard & Poor's. State Street provides the SPE with administrative support, liquidity lines and credit enhancement usually through asset purchase agreements and standby letters of credit. At December 31, 2001, State Street's asset purchase agreements to these SPEs were $6.4 billion and standby letters of credit were $608 million, none of which were utilized. Amounts committed, but unused, under the asset purchase agreements and standby letters of credit that State Street provides to these SPEs are included in the disclosures in Note T in the Not es to the Consolidated Financial Statements. Fee revenue for administration, liquidity lines and credit enhancements was $31 million in 2001. At December 31, 2001, these ABCP programs had total commercial paper outstanding of $7.8 billion in a U.S. ABCP market estimated at $745 billion. State Street holds no equity ownership interest in these SPEs.

For a second type, structured as qualified SPEs, State Street distributes and sells security interests in tax-exempt investment-grade assets that are primarily sold to mutual fund clients. State Street owns a minority residual interest in these SPEs of less than 2%. Fee revenue for administrative services, liquidity lines and residual interest earnings totaled $17 million in 2001. As of December 31, 2001, these SPEs had total assets of $1.5 billion in a tax-exempt market estimated at $70 billion. State Street's asset purchase agreements to these SPEs were $1.6 billion at December 31, 2001, none of which were utilized, and are included in the disclosures in Note T in the Notes to the Consolidated Financial Statements.

The risks associated with providing administration, liquidity lines and credit enhancements to both types of SPEs are reviewed in State Street's corporate risk management process. The risks in administering and providing credit enhancements to these SPEs are similar to risks that State Street manages in providing other servicing arrangements and credit enhancements to its clients. State Street believes that it has sufficient liquidity and has provided adequate operating and credit reserves to cover any risks associated with these activities.

Lease Financing

State Street has a lease financing portfolio, including lease-in-lease-out structures, consisting of U.S. and cross-border financings for transportation equipment, including trains, aircraft and ships. State Street has provided lease financing services since 1981, and at December 31, 2001, the portfolio aggregated $2.1 billion, and is reflected in Note D in the Notes to the Consolidated Financial Statements. This portfolio is recorded net of non-recourse debt, and revenue is recognized as interest revenue. Lease revenue from this portfolio was $149 million in 2001. Considering the long-term, cross-border nature of many of these leases and the number of assumptions, including residual values, cash flows and income tax regulations and rates, there is risk associated with this revenue should any of these assumptions change in future periods.

Contingencies and Other Reserves

State Street must manage and control certain inherent risks in the normal course of its business. These include counterparty risk, credit risk, fiduciary risk, operations and settlement risk, and market risk. See the Risk Management section of this Financial Review and Note S in the Notes to the Consolidated Financial Statements for additional information.

State Street has established reserves for risk of losses, including loan losses and tax contingencies. The allowance for loan losses represents State Street's estimate of the probable losses that have occurred as of the date of the financial statements, as further described in Note A in the Notes to the Consolidated Financial Statements. In the normal course of business, State Street is subject to challenges from U.S. and non-U.S. tax authorities regarding the amount of taxes due. These challenges may result in adjustments of the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. Management believes State Street has appropriately accrued for tax exposures. If State Street prevails in a matter for which an accrual has been established or is required to pay an amount exceeding its reserves, the financial impact will be reflected in the period i n which the matter is resolved.

Revenue recognition

Revenue recognition for servicing and management fees involves the use of estimates and assumptions, including components that are calculated based on estimated asset valuations and transaction volumes. While these estimates and assumptions could be considered complex, State Street has long-standing controls and processes in place to ensure the accuracy of revenue accruals. Historically, revenue recognized using these processes has fairly matched revenue billed and collected. Furthermore, State Street's fee revenue recognition is promptly validated by timely invoicing and cash collection from clients and counterparties. During 2001, State Street recognized servicing and management fee revenue totaling $2.1 billion. Of this amount, $355 million was in the billing and/or collection process at December 31, 2001.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Information concerning quantitative and qualitative disclosures about market risk appears in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Risk Management”.

I T E M   8.  Financial Statements and Supplementary Data

Further discussion of restrictions on transfer of funds from State Street Bank to the Registrant is included in Part I, Item 1, “Business” under the caption “Dividends”, and the Distribution of Average Assets, Liabilities, Stockholders' Equity; Interest Rates and Interest Differential is included in Part I, Item 1, “Business” under the caption “Selected Statistical Information.”

Report of Independent Auditors

The Stockholders and Board of Directors

State Street Corporation

We have audited the accompanying consolidated statement of condition of State Street Corporation as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of State Street Corporation at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Boston, Massachusetts

January 16, 2002

Consolidated Financial Statements

Consolidated Statement of Income

(Dollars in millions, except per share data) Years ended December 31,	2001	2000	1999
Fee Revenue:
Servicing fees	$1,624	$1,425	$1,170
Management fees	511	581	600
Foreign exchange trading	368	387	306
Processing fees and other — Notes C and N	279	272	179

Total Fee Revenue	2,782	2,665	2,255
Net Interest Revenue:
Interest revenue	2,855	3,256	2,437
Interest expense	1,830	2,362	1,656

Net interest revenue — Note M	1,025	894	781
Provision for loan losses — Note D	10	9	14

Net interest revenue after provision for loan losses	1,015	885	767
Gain on sale of commercial banking business, net of exit and other associated costs			282

Total Revenue	3,797	3,550	3,304
Operating Expenses:
Salaries and employee benefits — Note O	1,663	1,524	1,313
Information systems and communications	365	305	287
Transaction processing services	247	268	237
Occupancy	229	201	188
Other — Note P	363	346	311

Total operating expenses	2,867	2,644	2,336

Income before income taxes	930	906	968
Income taxes — Note Q	302	311	349

Net Income	$628	$595	$619

Earnings Per Share — Note R
Basic	$1.94	$1.85	$1.93
Diluted	1.90	1.81	1.89
Average Shares Outstanding (in thousands)
Basic	325,030	321,678	321,320
Diluted	330,492	328,088	327,503

The accompanying notes are an integral part of these financial statements.

Consolidated Statement of Condition

(Dollars in millions) As of December 31,	2001	2000
Assets
Cash and due from banks — Note K	$1,651	$1,618
Interest-bearing deposits with banks	20,317	21,295
Securities purchased under resale agreements and securities borrowed — Note F	16,680	21,134
Federal funds sold		650
Trading account assets	994	1,004
Investment securities (including securities pledged of $9,006 and $7,152) — Notes C and F	20,781	13,740
Loans (less allowance of $58 and $57) — Note D	5,283	5,216
Premises and equipment — Note E	829	726
Accrued income receivable	880	845
Other assets	2,481	3,070

Total Assets	$69,896	$69,298

Liabilities
Deposits:
Interest-bearing — U.S.	$2,753	$2,241
Noninterest-bearing	9,390	10,009
Interest-bearing — Non-U.S.	26,416	25,687

Total deposits	38,559	37,937
Securities sold under repurchase agreements — Note F	19,006	21,351
Federal funds purchased	3,315	955
Other short-term borrowings — Note G	1,012	632
Accrued taxes and other expenses — Notes P and Q	1,582	1,431
Other liabilities	1,360	2,511
Long-term debt — Note H	1,217	1,219

Total Liabilities	66,051	66,036
Stockholders' Equity — Notes H, I, J, K and R
Preferred stock, no par: authorized 3,500,000; issued none
Common stock, $1 par: authorized 500,000,000; issued 329,999,000 and 167,219,000	330	167
Surplus	110	69
Retained earnings	3,612	3,278
Other unrealized comprehensive income (loss)	70	(1)
Treasury stock, at cost (6,329,000 and 5,508,000 shares)	(277)	(251)

Total Stockholders' Equity	3,845	3,262

Total Liabilities and Stockholders' Equity	$69,896	$69,298

The accompanying notes are an integral part of these financial statements.

Consolidated Statement of Changes in Stockholders' Equity

	Common Stock					Treasury Stock

(Dollars in millions, except per share data, shares in thousands)	Shares	Amount	Surplus	Retained Earnings	Other Unrealized Comprehensive Income (Loss)	Shares	Amount	Total
Balance at December 31, 1998	167,225	$167	$63	$2,272	$22	6,560	$(213)	$2,311
Comprehensive Income:
Net income				619				619
Change in net unrealized gains/losses on available-for-sale securities, net of related taxes of $(48)					(70)			(70)
Foreign currency translation, net of related taxes of $(6)					(9)			(9)

Total comprehensive income				619	(79)			540
Cash dividends declared — $.30 per share				(96)				(96)
Common Stock issued pursuant to:
Stock awards and options exercised, including tax benefit of $22			(7)			(1,303)	67	60
Debt conversion			(1)			(47)	1
Common Stock acquired						2,425	(163)	(163)

Balance at December 31, 1999	167,225	167	55	2,795	(57)	7,635	(308)	2,652
Comprehensive Income:
Net income				595				595
Change in net unrealized gains/losses on available-for-sale securities, net of related taxes of $48					66			66
Foreign currency translation, net of related taxes of $(4)					(10)			(10)

Total comprehensive income				595	56			651
Cash dividends declared — $.345 per share				(112)				(112)
Common Stock issued pursuant to:
Stock awards and options exercised, including tax benefit of $61	(6)		29			(2,547)	125	154
Debt conversion			(15)			(400)	16	1
Common Stock acquired						820	(84)	(84)

Balance at December 31, 2000	167,219	167	69	3,278	(1)	5,508	(251)	3,262
Comprehensive Income:
Net income				628				628
Change in net unrealized gains/losses on available-for-sale securities, net of related taxes of $55					77			77
Foreign currency translation, net of related taxes of $(4)					(7)			(7)
Other					1			1

Total comprehensive income				628	71			699
Cash dividends declared — $.405 per share				(131)				(131)
2-for-1 stock split in the form of a 100% stock dividend	162,785	163		(163)		139
Common Stock issued pursuant to:
Acquisitions			43			(2,490)	139	182
Stock awards and options exercised, including tax benefit of $20	(5)		6			(1,802)	78	84
Debt conversion			(8)			(286)	9	1
Common Stock acquired						5,260	(252)	(252)

Balance at December 31, 2001	329,999	$ 330	$ 110	$ 3,612	$ 70	6,329	$ (277)	$ 3,845

The accompanying notes are an integral part of these financial statements.

Consolidated Statement of Cash Flows

(Dollars in millions) Years ended December 31,	2001	2000	1999
Operating Activities
Net income	$628	$595	$619
Non-cash charges for depreciation, amortization, provision for loan losses and deferred income taxes	398	383	341
Gain on sale of commercial banking businesses			(282)
Securities (gains) losses, net	(43)	(2)	45
Change in trading account assets, net	(52)	(218)	(451)
Other, net	(462)	(118)	(77)

Net Cash Provided by Operating Activities	469	640	195
Investing Activities
Payments for purchases of:
Available-for-sale securities	(19,160)	(5,688)	(16,175)
Held-to-maturity securities	(4,246)	(987)	(880)
Lease financing assets	(850)	(989)	(610)
Premises and equipment	(276)	(247)	(199)
Business acquisitions, net of cash acquired	(176)
Proceeds from:
Maturities of available-for-sale securities	7,758	5,351	5,082
Maturities of held-to-maturity securities	4,126	933	790
Sales of available-for-sale securities	4,758	1,464	6,066
Principal collected from lease financing	10	37	87
Sale of commercial banking businesses, net			1,659
Net proceeds from (payments for):
Interest-bearing deposits with banks	978	(4,393)	(4,817)
Federal funds sold, resale agreements and securities borrowed	5,104	(3,856)	(3,949)
Loans	221	(724)	(217)

Net Cash Used by Investing Activities	(1,753)	(9,099)	(13,163)
Financing Activities
Proceeds from issuance of:
Non-recourse debt for lease financing	670	821	483
Long-term debt		300
Treasury stock	64	89	38
Payments for:
Non-recourse debt for lease financing	(53)	(45)	(104)
Long-term debt	(2)	(1)	(1)
Cash dividends	(127)	(106)	(93)
Purchase of common stock	(252)	(84)	(163)
Net proceeds from:
Deposits	622	3,792	7,724
Short-term borrowings	395	2,381	6,649

Net Cash Provided by Financing Activities	1,317	7,147	14,533

Net Increase (Decrease)	33	(1,312)	1,565
Cash and due from banks at beginning of year	1,618	2,930	1,365

Cash and Due from Banks at End of Year	$1,651	$1,618	$2,930

The accompanying notes are an integral part of these financial statements.

Notes to the Consolidated Financial Statements

Note A

S u m m a r y   o f   S i g n i f i c a n t   A c c o u n t i n g   P o l i c i e s

State Street Corporation (“State Street” or the “Corporation”) is a financial holding company that provides custody, accounting, daily pricing and administration; master trust and master custody; investment management; trustee and recordkeeping; foreign exchange; securities lending; cash management; trading; and information services to clients worldwide. State Street reports two lines of business. Investment Servicing includes custody, accounting, daily pricing and administration; master trust and master custody; trustee and recordkeeping; foreign exchange; securities lending; deposit and short-term investment facilities; lease financing; investment manager operations outsourcing; and performance, risk and compliance analytics to support institutional investors. Investment Management offers a broad array of services for managing financial assets, including investment management, i nvestment research and trading services for both institutions and individual investors worldwide. These services include active and passive U.S. and non-U.S. equity and fixed income strategies, and other related services, such as securities lending.

The accounting and reporting policies of State Street and its subsidiaries conform to accounting principles generally accepted in the United States. Significant policies are summarized below.

Basis of Presentation

The consolidated financial statements include the accounts of State Street and its subsidiaries, including its principal subsidiary, State Street Bank and Trust Company (“State Street Bank”). Revenue is recognized when earned based on contractual terms, or as transactions or services are provided. Revenue on interest-earning assets is recognized based on the effective yield of the financial instrument. All significant intercompany balances and transactions have been eliminated upon consolidation. The results of operations of businesses purchased are included from the date of acquisition. Investments in affiliates in which the company has the ability to exercise significant influence, but not control, are accounted for using the equity method.

The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain previously reported amounts have been reclassified to conform to the current method of presentation.

For the Consolidated Statement of Cash Flows, State Street has defined cash equivalents as those amounts included in the Consolidated Statement of Condition caption, “Cash and due from banks.” Interest paid in 2001, 2000 and 1999 was $1.9 billion, $2.3 billion and $1.7 billion, respectively. Taxes paid in 2001, 2000 and 1999 were $84 million, $132 million and $129 million, respectively.

Resale and Repurchase Agreements; Securities Borrowed

State Street purchases U.S. Treasury and federal agency securities (“U.S. government securities”) under agreements to resell the securities. These purchases are recorded as securities purchased under resale agreements, an asset in the Consolidated Statement of Condition. State Street can use these securities as collateral for repurchase agreements. State Street's policy is to take possession or control of the security underlying the resale agreement, allowing borrowers the right of collateral substitution and/or short-notice termination. The securities are revalued daily to determine if additional collateral is necessary from the borrower. State Street enters into sales of U.S. government securities under repurchase agreements, which are treated as financings, and the obligations to repurchase such securities sold are reflected as a liability in the Consolidated Statement of Condition. The dollar amount of U.S. government securities underlying the repurchase agreements remains in investment securities.

Securities borrowed are recorded at the amount of cash collateral deposited with the lender. State Street monitors its market exposure daily with respect to securities borrowed transactions. As necessary, State Street requests that excess securities be returned or that additional securities be provided as needed.

Securities

Debt securities are held in both the investment and trading account portfolios. Debt and marketable equity securities that are classified as available for sale are reported at fair value, and the after-tax net unrealized gains and losses are reported in other unrealized comprehensive income (loss), a component of stockholders' equity. Securities classified as held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts. Gains or losses on sales of available-for-sale securities are computed based on identified costs and reported in processing fees and other revenue. Trading account assets are held in anticipation of short-term market movements and for resale to clients. Trading account assets are carried at fair value with unrealized gains and losses reported in processing fees and other revenue.

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

Leveraged leases are carried net of non-recourse debt. Revenue on leveraged leases is recognized on a basis calculated to achieve a constant rate of return on the outstanding investment in the leases, net of related deferred tax liabilities, in the years in which the net investment is positive. Gains and losses on residual values of leased equipment sold are included in processing fees and other revenue.

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

State Street's policy is to capitalize costs relating to internal-use software development projects that provide significant functionality enhancements. State Street considers projects for capitalization that are expected to yield long-term operational benefits, such as replacement systems or new applications that result in operational efficiencies and/or incremental revenue streams. Software customization costs relating to specific client enhancements are expensed as incurred.

Currency Translation

The assets and liabilities of non-U.S. operations are translated at month-end exchange rates, and revenue and expenses are translated at average monthly exchange rates. Gains or losses from the translation of the net assets of non-U.S. subsidiaries and branches, net of related taxes, are reported in other unrealized comprehensive income (loss).

Derivative Financial Instruments

State Street adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, on January 1, 2001. In accordance with SFAS No. 133, State Street records derivative instruments at fair value in the Consolidated Statement of Condition. The change in fair value of the Corporation's derivative instruments is recorded currently in earnings, except for certain interest rate swap agreements that are accounted for as cash flow hedges or fair value hedges. The Corporation has determined that the interest rate swaps accounted for as cash flow hedges constitute a fully effective hedge, and as such, changes in fair value of these agreements, net of tax, are reported in other unrealized comprehensive income (loss). For interest rate swaps designated as fair value hedges, the change in fair value of the derivat ive instrument, as well the hedged item, are recognized in earnings in the current period.

At adoption, State Street recorded its interest rate swaps designated as cash flow hedges with a fair value of approximately $5 million. Other unrealized comprehensive income (loss) increased by $5 million as a cumulative effect adjustment for an accounting change.

Prior to adoption of SFAS No. 133, State Street used three methods to account for derivative financial instruments: the accrual method, deferral method and fair value method.

Interest rate swaps that were entered into as part of interest rate management were accounted for using the accrual method. Interest receivable or payable payments under the terms of the interest rate swap were accrued over the period to which the payment related. The interest payments accrued and any fees paid at inception were recorded as an adjustment to the interest revenue or interest expense of the underlying asset or liability.

Other interest rate contracts that were used for balance sheet management were accounted for under the deferral method. The basis of the contract was capitalized and any gain or loss was deferred and amortized over the life of the hedged asset or liability as an adjustment to the interest revenue or interest expense.

The gross amount of unrealized gains and losses on foreign exchange and interest rate contracts were reported separately at fair value on the balance sheet as other assets and other liabilities, respectively, in the Consolidated Statement of Condition, except where such gains and losses arose from contracts covered by qualifying master netting agreements. Changes in fair value of these contracts were recorded in earnings.

Income Taxes

The Corporation uses an asset and liability approach to account for income taxes. The objective is to recognize the amount of taxes payable or refundable for the current year, and to recognize deferred tax assets and liabilities resulting from temporary differences between the amounts reported in the financial statements and the tax bases of assets and liabilities. The measurement of tax assets and liabilities is based on enacted tax laws and applicable tax rates.

Earnings Per Share

Basic earnings per share excludes all dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share includes all dilution from convertible debt, stock options and stock awards. Diluted earnings per share includes the assumption that all convertible debt has been converted as of the beginning of each period.

Stock Split

Earnings per share, dividends per share and average shares outstanding have been restated for the stock split distributed on May 30, 2001 to stockholders of record on April 30, 2001. The par value of additional shares was capitalized by a transfer from retained earnings to common stock.

Other Unrealized Comprehensive Income (Loss)

Changes in net unrealized gains and losses on available-for-sale securities, foreign currency translation and the change in fair value of derivative instruments designated as cash flow hedges, net of related taxes, are recorded in other unrealized comprehensive income (loss), a component of stockholders' equity.

Impact of Other Recent Accounting Announcements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Intangible Assets,” effective for years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized, but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives.

The Corporation will apply the new rules on accounting for goodwill beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statement is expected to result in an increase in income in 2002. In 2001, State Street recorded $38 million of goodwill amortization expense, equal to approximately $.08 per diluted share after tax. During 2002, State Street will perform the first of the required impairment tests of goodwill, but has not yet determined what the effect of these tests will be on the earnings and financial position of the Corporation.

On October 3, 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 develops one accounting model for determining impairment based on the model in SFAS No. 121, and for long-lived assets that are to be disposed of by sale, requires them to be disposed of at the lower of book value or fair value less cost to sell. SFAS No. 144 expands the scope of “discontinued operations.” The new rules will be applied prospectively beginning January 1, 2002. Management does not expect the adoption of this statement to have a material impact to its financial statements.

Note B

A c q u i s i t i o n s ,   J o i n t   V e n t u r e   a n d   D i v e s t i t u r e

In October 2001, State Street completed the cash purchase of the passive equity business of Gartmore Investment Management plc (“Gartmore”) in the United Kingdom. Gartmore's passive equity business had $25 billion of assets under management as of the date of purchase. Under the terms of the agreement, SSgA hired the Gartmore team that manages, services and administers the passive equity business.

In June 2001, State Street purchased DST Portfolio Systems, Inc. (“DPS”) for 1,483,000 shares of State Street common stock and cash in a transaction accounted for as a purchase. Included in the purchase was the Portfolio Accounting System of DPS, an integrated system that automates mutual fund accounting and investment management recordkeeping processes, such as securities pricing and dividend calculations, income and expense accruals, securities inventories, accounting for daily shareholder activity and calculation of daily net asset values.

In February 2001, State Street purchased Bel Air Securities LLC and a majority interest in Bel Air Investment Advisors LLC (“Bel Air”) for 1,007,000 shares (2,015,000 shares post split) of State Street common stock and cash in a transaction accounted for as a purchase. Bel Air is a Los Angeles-based investment management firm with assets under management of $4 billion at the date of purchase, focused on providing wealth management services to ultra-high-net worth individuals.

The pro forma results of operations adjusted to include Gartmore, DPS and Bel Air for prior periods are not presented, as the pro forma results would not have been materially different from the reported results.

In April 2000, State Street and Citigroup completed the formation of CitiStreet LLC, a 50/50 joint venture designed to service employee benefit programs, accounted for using the equity method. State Street's contribution to the joint venture consisted of its retirement investment and total benefits outsourcing services, including the transfer of assets with a book value of approximately $50 million.

In October 1999, State Street completed the sale of its commercial banking business. The commercial banking business consisted of a $2.4 billion loan portfolio, a $36 million allowance for loan losses, and $1.1 billion in deposits. The premium received on the sale was $350 million; exit costs were $57 million; and other associated costs were $11 million, primarily consisting of provisions for excess space and system impairment write-downs. The after-tax gain, net of exit and other associated costs, totaled approximately $164 million, or $.50 in diluted earnings per share, and was recorded during the fourth quarter of 1999.

Note C

I n v e s t m e n t   S e c u r i t i e s

Available-for-sale securities and held-to-maturity securities consisted of the following at December 31:

	2001				2000

		Unrealized			Unrealized
(Dollars in millions)	Amortized Cost	Gains	Losses	Fair Value	Amortized Cost	Gains	Losses	Fair Value
Available for sale:
U.S. Treasury and federal agencies	$10,157	$94	$3	$10,248	$5,855	$24	$4	$5,875
State and political subdivisions	1,444	20	1	1,463	1,673	9	2	1,680
Asset-backed securities	3,592	58	12	3,638	3,273	11	4	3,280
Collateralized mortgage obligations	789	7	1	795	1,008	3	2	1,009
Other investments	3,192	5	3	3,194	578		2	576

Total	$19,174	$184	$20	$19,338	$12,387	$47	$14	$12,420

Held to maturity:
U.S. Treasury and federal agencies	$1,296	$13	$1	$1,308	$1,272	$4	$1	$1,275
Other investments	147			147	48			48

Total	$1,443	$13	$1	$1,455	$1,320	$4	$1	$1,323

Securities carried at $9.0 billion and $7.2 billion at December 31, 2001 and 2000, respectively, were designated as pledged securities for public and trust deposits, borrowed funds and for other purposes as provided by law. Money market mutual funds of $2.5 billion are included in other available-for-sale investments at December 31, 2001.

During 2001, there were gross gains of $43 million and gross losses of less than $1 million realized on the sales of available-for-sale securities. During 2000, there were gross gains of $3 million and gross losses of $1 million realized on the sales of available-for-sale securities. During 1999, there were gross gains of $13 million and gross losses of $58 million realized on the sale of available-for-sale securities. Included in the 1999 gross losses were $57 million of losses related to the sale of $5.2 billion of investment securities as part of the repositioning of State Street's investment securities portfolio in the fourth quarter of 1999.

The maturities of debt investment securities at December 31, 2001, were as follows:

	Years

(Dollars in millions)	Under 1	1 to 5	6 to 10	Over 10
Available for sale:
Amortized cost	$2,052	$11,731	$1,802	$965
Fair value	2,066	11,864	1,811	975
Held to maturity:
Amortized cost	$315	$1,116	$12
Fair value	319	1,124	12

The maturity of asset-backed securities is based upon the expected principal payments.

Note D

L o a n s

The loan portfolio consisted of the following at December 31:

(Dollars in millions)	2001	2000
Commercial and financial:
U.S.	$2,479	$2,502
Non-U.S.	810	974
Lease financing:
U.S.	413	433
Non-U.S.	1,639	1,364

Total loans	5,341	5,273
Less allowance for loan losses	(58)	(57)

Net loans	$5,283	$5,216

Changes in the allowance for loan losses for the years ended December 31, were as follows:

(Dollars in millions)	2001	2000	1999
Balance at beginning of year	$57	$48	$ 84
Provision for loan losses	10	9	14
Loan charge-offs	(9)	(1)	(17)
Recoveries		1	3
Removed upon sale(1)			(36)

Balance at end of year	$58	$57	$48

(1)  On October 1, 1999, State Street completed the sale of its commercial banking business, which included the sale of $2.4 billion of commercial, financial and real estate loans, net of a $36 million allowance for loan loss.

Note E

P r e m i s e s   a n d   E q u i p m e n t

Premises and equipment consisted of the following at December 31:

(Dollars in millions)	2001	2000
Buildings and land	$337	$354
Leasehold improvements	258	222
Computers and related equipment	757	658
Software	420	252
Other equipment	274	265

	2,046	1,751
Accumulated depreciation and amortization	(1,217)	(1,025)

Total premises and equipment	$829	$726

Depreciation expense for the years ended December 31, 2001, 2000 and 1999 was $211 million, $182 million and $165 million, respectively.

State Street has entered into non-cancelable operating leases for premises and equipment. At December 31, 2001, future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more totaled $2.3 billion. This consisted of $152 million, $151 million, $178 million, $173 million and $169 million for the years 2002 to 2006, respectively, and $1.5 billion thereafter. The minimum rental commitments have been reduced by sublease rental commitments of $30 million. Nearly all leases include renewal options.

Total rental expense amounted to $152 million, $111 million and $108 million in 2001, 2000 and 1999, respectively. Rental expense has been reduced by sublease revenue of $6 million, $2 million and $4 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Note F

S e c u r i t i e s   S o l d   U n d e r   R e p u r c h a s e   A g r e e m e n t s

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

Information at December 31, 2001, was as follows:

	U.S. Government Securities Sold		Repurchase Agreements

(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Rate
Maturity of repurchase agreements:
Overnight	$5,331	$5,374	$5,259	1.40%
2 to 30 days	63	64	62	1.44
31 to 90 days	73	74	73.76

Total	$5,467	$5,512	$5,394	1.40

There were no repurchase agreements with a maturity of greater than 90 days.

Note G

S h o r t - t e r m   B o r r o w i n g s   a n d   N o t e s   P a y a b l e

Short-term borrowings include federal funds purchased, securities sold under repurchase agreements and other short-term borrowings, including commercial paper. Collectively, short-term borrowings had weighted-average interest rates of 3.63% and 5.97% for the years ended December 31, 2001 and 2000, respectively.

State Street can issue commercial paper with an aggregate limit of $500 million and with original maturities of up to 270 days from the date of issue. State Street Bank can issue bank notes with an aggregate limit of $750 million and with original maturities ranging from 14 days to five years. At December 31, 2001 and 2000, there were $499 million and $467 million in commercial paper outstanding, respectively, and no notes payable outstanding for either year end.

Note H

L o n g - T e r m   D e b t

Long-term debt consisted of the following at December 31:

(Dollars in millions)	2001	2000
Capital Securities:
8.035% Capital Securities B due 2027	$300	$300
7.94% Capital Securities A due 2026	200	200
Floating Rate Capital Trust I due 2028	150	150
7.65% Subordinated notes due 2010	300	300
7.35% Notes due 2026	150	150
5.95% Notes due 2003	100	100
9.50% Mortgage note due 2009	16	18
7.75% Convertible subordinated debentures due 2008	1	1

Total long-term debt	$1,217	$1,219

In April 2000, State Street filed a universal shelf registration statement for the offering and sale of up to $1 billion of unsecured debt securities, capital securities, common stock, depositary shares and preferred stock, and warrants to purchase such securities, including any shares into which the preferred stock or depositary shares may be convertible, or any combination thereof. On June 15, 2000, State Street issued $300 million in subordinated notes due in 2010 at a coupon rate of 7.65%. These subordinated notes qualify as Tier 2 capital under federal regulatory guidelines. At December 31, 2001, $700 million of the shelf registration was available for issuance.

State Street has established three statutory business trusts, which collectively issued $650 million of cumulative semi-annual income and quarterly income preferred securities. These securities qualify as Tier 1 capital under federal regulatory guidelines. The proceeds of these issuances, along with proceeds of related issuances of common securities of the trusts, were invested in junior subordinated debentures (“debentures”) of State Street. The debentures are the sole assets of the trusts. State Street owns all of the common securities of the trusts.

Payments to be made by the trusts on the capital securities are dependent on payments that State Street has committed to make, particularly the payments to be made by State Street on the debentures. Compliance by State Street would have the effect of providing a full, irrevocable and unconditional guarantee of the trusts' obligations under the capital securities.

Distributions on the capital securities are included in interest expense and are payable from interest payments received on the debentures and are due semi-annually for Capital Securities A and B and quarterly for Capital Trust I, subject to deferral for up to five years under certain conditions. The capital securities are subject to mandatory redemption in whole at the stated maturity upon repayment of the debentures, with an option to redeem the debentures at any time by State Street upon the occurrence of certain tax events or changes to tax treatment, investment company regulation or capital treatment changes; or at any time after March 15, 2007 for the Capital Securities B, after December 30, 2006 for the Capital Securities A and after May 15, 2008 for the Capital Trust I securities.

For Capital Securities A and B, redemptions are based on declining redemption prices according to the terms of the trust agreements. All redemptions are subject to federal regulatory approval.

In connection with the sale of the floating rate capital securities issued by Floating Rate Capital Trust I, State Street issued $150 million of floating rate junior subordinated deferrable interest debentures to Floating Rate Capital Trust I due in May 2028. Subsequent to that issuance, two interest rate swaps were entered into in order to, in effect, modify the interest expense from a floating rate to a fixed rate of 6.58%.

The 5.95% notes are unsecured obligations of State Street.

The 9.50% mortgage note was fully collateralized by property at December 31, 2001. The scheduled principal payments for the next five years are $2 million for each year 2002 through 2006.

The 7.75% debentures are convertible to common stock at a price of $1.4375 per share, subject to adjustment for certain events. The debentures are redeemable at par, at State Street's option. During 2001 and 2000, debentures were converted into 286,000 and 400,000 (800,000 shares post split) of common stock, respectively. At December 31, 2001, 402,000 shares of common stock had been reserved for issuance upon conversion.

Note I

S t o c k h o l d e r s '  E q u i t y

On December 21, 2000, State Street's Board of Directors approved a 2-for-1 stock split in the form of a 100% stock dividend, subject to the approval of an increase in the authorized number of shares by stockholders. At the Annual Meeting in April 2001, a proposal to increase the authorized number of shares of common stock from 250 million to 500 million was approved. The stock dividend was distributed on May 30, 2001, to stockholders of record as of April 30, 2001. With the exception of State Street stock held by an external trustee, treasury stock did not receive the stock dividend.

State Street's Board of Directors has authorized the purchase of State Street common stock for use in employee benefit programs and for general corporate purposes. As of December 31, 2001, cumulative actual shares purchased under the authorized stock purchase program were 19,058,000. These shares were reflected as treasury stock in the Consolidated Statement of Condition at the time of purchase. Reflecting comparable post-split activity, the total number of shares authorized for purchase within this program is 43 million shares, and the cumulative shares acquired as of December 31, 2001, is 33.2 million. At December 31, 2001, 9.8 million shares remain available for purchase within the program.

Additionally, shares may be acquired for other deferred compensation plans, held by an external trustee, that are not part of the stock purchase program. As of December 31, 2001, cumulative shares purchased and held in trust were 292,000. These shares are reflected as treasury stock in the Consolidated Statement of Condition.

During 2001, 2000 and 1999, total common stock purchased by State Street and recorded as treasury stock was 5,260,000 shares, 820,000 shares and 2,425,000 shares, respectively, at an average historical cost per share of $48, $103 and $67, respectively.

State Street has a 1997 Equity Incentive Plan (“the 1997 Plan”) with 31,800,000 shares of common stock approved for issuance for stock and stock-based awards, including stock options, restricted stock, deferred stock and performance awards. Other award types are available under the plan, but are not currently utilized. All stock awards and stock options are awarded at the fair market value of State Street common stock at the date of grant. At December 31, 2001, 5,300,000 shares were available for future awards under the 1997 Plan. State Street has stock options outstanding from previous plans under which no further grants can be made.

Stock options can expire no longer than ten years from the date of grant, and the exercise price of non-qualified and incentive stock options may not be less than the fair value of such shares at the date of grant. Information on stock option activity is provided in the Stock Options table.

State Street has a restricted stock program whereby stock certificates are issued at the time of grant, and recipients have dividend and voting rights. In general, these grants vest over three years. Awards, net of cancellations, were 292,000, 598,000 and 518,000 for the years ended December 31, 2001, 2000 and 1999, respectively. At December 31, 2001, a total of 956,000 awards were outstanding under this program.

State Street currently has two deferred stock award programs whereby no stock is issued at the time of grant. These grants vest over various time periods. Awards, net of cancellations, were 528,000, 385,000 and 180,000 for the years ended December 31, 2001, 2000 and 1999, respectively. At December 31, 2001, 922,000 awards were outstanding under these programs.

Performance awards are earned over a performance period based on achievement of goals. Payment for performance awards is made in cash equal to the fair market value of State Street's common stock after the conclusion of each performance period. There are currently 746,000 award units outstanding for the two-year performance period ending December 31, 2002. A total of 854,000 were granted and paid out for the two-year performance period ended December 31, 2000.

In addition to the deferred stock award programs above, State Street maintains one other deferred stock plan outside the 1997 Plan. Awards covering a total of 1,200,000 shares were originally granted in 1996. At December 31, 2001, awards covering a total of 1,145,000 were outstanding.

On June 21, 2001, State Street's Board of Directors approved a savings-related stock purchase plan for employees resident in the United Kingdom. A total of 170,000 shares of common stock were approved for issuance under this plan. Shares will be issued from treasury stock in 2004 and 2006 in accordance with plan provisions. This plan is not part of the 1997 Equity Incentive Plan.

Compensation related to restricted stock awards, deferred stock awards and performance awards was $42 million, $64 million and $35 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Stock Options

Options outstanding and activity for the years ended December 31 consisted of the following:

(Total dollars in millions, except per share data; shares in thousands)	Option Price Per Share	Weighted Average Option Price	Shares	Total
December 31, 1998	$1.40 – 34.77	$19.40	15,868	$308
Granted	28.15 – 42.58	38.38	4,660	179
Exercised	1.40 – 34.77	10.99	(2,052)	(23)
Canceled	8.12 – 40.51	26.75	(612)	(16)

December 31, 1999	1.40 – 42.58	25.06	17,864	448
Granted	33.65 – 60.74	55.56	5,194	288
Exercised	1.40 – 40.51	15.05	(4,450)	(67)
Canceled	8.12 – 59.39	35.17	(576)	(20)

December 31, 2000	1.40 – 60.74	36.00	18,032	649
Granted	39.56 – 52.57	44.41	5,568	247
Exercised	1.75 – 40.52	21.22	(1,595)	(34)
Canceled	8.12 – 60.74	49.84	(245)	(12)

December 31, 2001	1.75 – 60.74	39.07	21,760	$850

The following table summarizes the weighted average remaining contractual life of stock options outstanding at December 31, 2001 (shares in thousands):

Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$ 1.75 - $14.99	2,064	3.5	$10.44
$15.00 - $34.99	6,737	6.6	30.73
$35.00 - $49.99	5,992	8.8	39.96
$50.00 - $60.74	6,967	9.1	54.86

At December 31, 2001, 2000 and 1999, a total of 11,388,000, 7,414,000 and 7,428,000 shares under options, respectively, were exercisable.

As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company has elected to account for its stock option plan under APB Opinion 25, “Accounting for Stock Issued to Employees,” and adopt the disclosure-only provisions of SFAS No. 123. Under APB 25, no compensation costs are recognized because the option exercise price is equal to the fair market price of the common stock on the date of the grant. Under SFAS No. 123, stock options are valued at grant date using the Black-Scholes valuation model and compensation costs are recognized pro rata over the vesting period. Had compensation costs been determined as prescribed by SFAS No. 123, the Corporation's net income and earnings per share would have been reduced to the pro forma amounts indicated below.

(Dollars in millions, except per share data)	2001	2000	1999
Net income:
As reported	$628	$595	$619
Pro forma	585	559	596
Earnings per share:
As reported	$1.90	$1.81	$1.89
Pro forma	1.77	1.71	1.82

A Black-Scholes option-pricing model was used for purposes of estimating the fair value of State Street's employee stock options at the grant date. The following were the weighted average assumptions for the years ended December 31, 2001, 2000 and 1999, respectively: risk-free interest rates of 3.99%, 5.75% and 5.90%; dividend yields of 1.08%, .73% and .92%; and volatility factors of the expected market price of State Street common stock of .30, .30 and .30. The estimated weighted average life of the stock options granted was 4.1 years for the years ended December 31, 2001, 2000 and 1999.

Other Unrealized Comprehensive Income (Loss)

At December 31, the components of other unrealized comprehensive income (loss), net of related taxes, were as follows:

(Dollars in millions)	2001	2000
Unrealized gain on available-for-sale securities	$ 96	$ 19
Foreign currency translation	(27)	(20)
Other	1

Total	$ 70	$ (1)

Note J

S h a r e h o l d e r s '  R i g h t s   P l a n

In 1988, State Street declared a dividend of one preferred share purchase right for each outstanding share of common stock. In 1998, the Rights Agreement was amended and restated, and in 2001, the Rights Plan was impacted by the 2-for-1 stock split. Accordingly, a right may be exercised, under certain conditions, to purchase one eight-hundredths share of a series of participating preferred stock at an exercise price of $132.50, subject to adjustment. The rights become exercisable if a party acquires or obtains the right to acquire 10% or more of State Street's common stock or after commencement or public announcement of an offer for 10% or more of State Street's common stock. When exercisable, under certain conditions, each right entitles the holder thereof to purchase shares of common stock, of either State Street or of the acquirer, having a market value of two times the then-current exer cise price of that right.

The rights expire in September 2008, and may be redeemed at a price of $.00125 per right, subject to adjustment, at any time prior to expiration or the acquisition of 10% of State Street's common stock. Under certain circumstances, the rights may be redeemed after they become exercisable and may be subject to automatic redemption.

Note K

R e g u l a t o r y   M a t t e r s

Regulatory Capital

State Street is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on State Street's financial condition. Under capital adequacy guidelines, State Street must meet specific capital guidelines that involve quantitative measures of State Street's assets, liabilities and off-balance sheet items as calculated under regulatory accounting practices. State Street's capital amounts and classification are subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require State Street and State Street Bank to maintain minimum risk-based capital and leverage ratios as set forth in the table that follows. The risk-based capital ratios are Tier 1 capital and total capital to total adjusted risk-weighted assets and market-risk equivalents, and the Tier 1 leverage ratio is Tier 1 capital to quarterly average adjusted assets.

As of December 31, 2001, State Street Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” State Street Bank must exceed the “well capitalized” guideline ratios, as set forth in the table, and meet certain other requirements. State Street Bank exceeds all “well capitalized” requirements as of December 31, 2001.

The regulatory capital amounts and ratios were the following at December 31:

	Regulatory Guidelines(1)		State Street		State Street Bank
(Dollars in millions)	Minimum	Well Capitalized	2001	2000	2001	2000
Risk-based ratios:
Tier 1 capital	4%	6%	13.6%	14.5%	12.9%	13.4%
Total capital	8	10	14.5	15.6	13.0	13.5
Tier 1 leverage ratio	3	5	5.4	5.4	5.3	5.3
Tier 1 capital			$3,795	$3,611	$3,558	$3,297
Total capital			4,050	3,885	3,587	3,331
Adjusted risk-weighted assets and market-risk equivalents:
On-balance sheet			$20,528	$17,382	$20,141	$17,114
Off-balance sheet			6,708	6,930	6,710	6,935
Market-risk equivalents			706	629	679	598

Total			$27,942	$24,941	$27,530	$24,647

Quarterly average adjusted assets			$70,922	$66,944	$67,496	$62,201

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

Cash, Dividend, Loan and Other Restrictions

During 2001, the subsidiary banks of State Street were required by the Federal Reserve Bank to maintain average reserve balances of $133 million. Federal and state banking regulations place certain restrictions on dividends paid by subsidiary banks to State Street. At December 31, 2001, State Street Bank had $1.3 billion of retained earnings available for distribution to State Street in the form of dividends.

The Federal Reserve Act requires that extensions of credit by State Street Bank to certain affiliates, including State Street, be secured by specific collateral, that the extension of credit to any one affiliate be limited to 10% of capital and surplus (as defined), and that extensions of credit to all such affiliates be limited to 20% of capital and surplus.

At December 31, 2001, consolidated retained earnings included $79 million representing undistributed earnings of affiliates that are accounted for using the equity method.

Note L

L i n e s   o f   B u s i n e s s

State Street reports two lines of business: Investment Servicing and Investment Management. Historical operating results for the commercial banking business, sold in 1999, are presented separately under the caption “Business Divestiture.” The historical revenue and expenses of the divested commercial banking business include allocations of other items in accordance with existing methodologies for line of business presentation.

State Street's significant products and services are presented within the underlying operating results. Intersegment revenue consists of compensation for deposit balances and other services.

Certain products, including brokerage, previously included in Investment Management are now classified under Investment Servicing. Management changes were implemented in order to focus the Investment Management business primarily on asset management and to align more closely asset servicing activities with the Investment Servicing line of business. Results in the table that follows reflect the current alignment of services between lines of business for all years presented.

Further financial information by line of business is contained within the Lines of Business section of the Financial Review. Significant products and services offered by State Street are included in the Fee Revenue section of the Financial Review.

The following is a summary of the lines of business operating results for the years ended December 31:

	Investment Servicing			Investment Management			Business Divestiture
(Dollars in millions; taxable equivalent)	2001(1)	2000	1999(2)	2001(1)	2000	1999(2)	1999(2)
Total revenue	$3,306	$2,933	$2,375	$608	$682	$656	$88
Income before income taxes	969	818	629	78	153	104	50
Average assets (billions)	69.5	61.7	51.1	1.8	1.2	1.2	1.8

(1)  2001 results exclude the write-off of State Street's total investment in Bridge Information Systems, Inc. of $50 million

(2)  1999 results exclude the $282 million gain on the sale of commercial banking and a one-time charge of $57 million related to the repositioning of the investment portfolio

Total revenue presented above is greater than the consolidated statement of income by the taxable equivalent adjustments of $67 million, $65 million and $40 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Note M

N e t   I n t e r e s t   R e v e n u e

Net interest revenue consisted of the following for the years ended December 31:

(Dollars in millions)	2001	2000	1999
Interest Revenue:
Deposits with banks	$821	$743	$497
Investment securities:
U.S. Treasury and federal agencies	447	520	399
State and political subdivisions (exempt from federal tax)	71	84	71
Other investments	380	324	222
Commercial and financial loans	143	186	297
Lease financing	115	106	108
Securities purchased under resale agreements, securities borrowed and federal funds sold	825	1,234	818
Trading account assets	53	59	25

Total interest revenue	2,855	3,256	2,437
Interest Expense:
Deposits	856	1,012	712
Other borrowings	881	1,268	874
Long-term debt	93	82	70

Total interest expense	1,830	2,362	1,656

Net interest revenue	$1,025	$894	$781

Note N

P r o c e s s i n g   F e e s   a n d   O t h e r   R e v e n u e

Processing fees and other revenue includes fees from brokerage services, software licensing and maintenance, loans, investment banking, trade banking, profits or losses from joint ventures, gains and losses on sales of investment securities, gains and losses on sales of leased equipment and other assets, trading account profits and losses, amortization of investments in tax-advantaged financings, and residual interest from a special purpose entity.

Processing fees and other revenue of $279 million, $272 million and $179 million for the years ended December 31, 2001, 2000 and 1999, respectively, included $89 million, $95 million and $67 million, respectively, for brokerage services. In the first quarter of 2001, State Street recorded the write-off of its total investment in Bridge Information Systems, Inc. of $50 million, reflected in processing fees and other revenue. In the fourth quarter of 1999, State Street reported a one-time charge of $57 million on the sales of securities related to the repositioning of the investment portfolio in processing fees and other revenue.

Note O

E m p l o y e e   B e n e f i t   P l a n s

State Street and certain of its subsidiaries participate in a non-contributory defined benefit plan. In addition to the primary plan, State Street has non-qualified supplemental plans that provide certain officers with defined pension benefits in excess of allowable qualified plan limits. Non-U.S. employees participate in local plans.

State Street Bank and certain subsidiaries participate in a post-retirement plan that provides health care and insurance benefits for retired employees.

Information combined for the defined benefit plan, the non-qualified supplemental plans and non-U.S. defined benefit plans, and information for the post-retirement plan as of December 31 are as follows:

	Defined Benefit Plan		Post-retirement Plan

(Dollars in millions)	2001	2000	2001	2000
Projected Benefit Obligations:
Beginning of year	$347	$302	$22	$20
Current service cost	32	26	1	1
Interest cost	25	23	2	1
Actuarial losses	64	21	5	1
Settlement loss	8
Benefits paid	(35)	(24)	(1)	(1)
Divestures	(9)	(1)	(1)
Foreign currency translation	(2)

End of year	$430	$347	$28	$22

Plan Assets at Fair Value:
Beginning of year	$269	$260
Actual return on plan assets	(15)	(4)
Divestitures	(9)
Contributions and transfers in	82	37
Benefits paid	(35)	(24)
Foreign currency translation	(2)

End of year	$290	$269

Accrued Benefit Expense:
Underfunded status of the plans	$140	$78	$28	$22
Unrecognized net asset (obligation) at transition	4	6	(12)	(13)
Unrecognized net (losses) gains	(151)	(69)	7	12
Unrecognized prior service costs	(27)	(5)

Total (prepaid) accrued benefit expense	$(34)	$10	$23	$21

Actuarial Assumptions:
Discount rate used to determine benefit obligation	7.50%	8.00%	7.50%	8.00%
Rate of increase for future compensation:
Qualified plans	4.50	4.50
Non-qualified plans	4.75	4.75
Expected long-term rate of return on assets	10.00	10.00

The assumed health care cost trend rate used in measuring the post-retirement plan benefit obligation was 7% for 2002, gradually decreasing to 4.5% in 2005, and remaining level thereafter.

For those plans that have accumulated benefit obligations in excess of plan assets as of December 31, 2001 and 2000, the aggregate benefit obligations are $64 million and $49 million, respectively, the plan assets are $1 million and $2 million, respectively, and the accumulated benefit obligations are $44 million and $36 million, respectively.

If the health care cost trend rates were increased by 1%, the post-retirement benefit obligation as of December 31, 2001, would have increased 6%, and the aggregate expense for service and interest costs for 2001 would have increased by 8%. Conversely, if the health care cost trend rates were decreased by 1%, the post-retirement benefit obligation as of December 31, 2001, would have decreased 5%, and the aggregate expense for service and interest costs for 2001 would have decreased by 6%.

The following table sets forth the actuarially determined expenses (benefits) for State Street's defined benefit and post-retirement plans for the years ended December 31:

(Dollars in millions)	2001	2000	1999
Defined Benefit Plans:
Current service cost	$32	$26	$27
Interest cost	25	23	19
Assumed return on plan assets	(25)	(23)	(21)
Net amortization and deferral	4	1	2

Total expense	$36	$27	$27

Post-retirement Plan:
Service cost	$1	$1	$1
Interest cost	2	1	1
Net amortization and deferral		1	1

Total expense	$3	$3	$3

Employees of State Street and certain subsidiaries are eligible to contribute a portion of their pre-tax salary to a 401(k) savings plan. State Street's matching portion of these contributions is made in cash, and the related expense for the years ended December 31, was $21 million for 2001, $16 million for 2000 and $15 million for 1999. Further, employees in certain non-U.S. offices participate in other local plans. Expenses for these plans were $17 million, $10 million and $7 million for 2001, 2000 and 1999, respectively.

Note P

O p e r a t i n g   E x p e n s e s   —   O t h e r

The other category of operating expenses consisted of the following for the years ended December 31:

(Dollars in millions)	2001	2000	1999
Professional services	$119	$124	$117
Advertising and sales promotion	57	60	53
Other	187	162	141

Total operating expenses – other	$363	$346	$311

Note Q

I n c o m e   T a x e s

Current and deferred income taxes for 2000 and 1999 have been reclassified to reflect the tax returns as actually filed. The provision for income taxes included in the Consolidated Statement of Income consisted of the following for the years ended December 31:

(Dollars in millions)	2001	2000	1999
Current:
Federal	$39	$47	$130
State	28	23	37
Non-U.S	67	60	20

Total current	134	130	187
Deferred:
Federal	125	155	111
State	22	25	41
Non-U.S.	21	1	10

Total deferred	168	181	162

Total income taxes	$302	$311	$349

The income tax expense (benefit) related to net realized securities gains or losses was $17 million, $1 million and $(23) million for 2001, 2000 and 1999, respectively. Pre-tax income attributable to operations located outside the United States was $201 million, $181 million and $85 million in 2001, 2000 and 1999, respectively.

Components of the deferred tax liabilities and assets at December 31 were as follows:

(Dollars in millions)	2001	2000
Deferred tax liabilities:
Lease financing transactions	$1,176	$986
Unrealized gain on available-for-sale securities	68	13
Other	21	43

Total deferred tax liabilities	1,265	1,042
Deferred tax assets:
Operating expenses not currently deductible	47	51
Deferred compensation	86	47
Allowance for loan losses	23	23
Tax carryforwards	74	86
Depreciation, net	31	40
Other	47	15

Total deferred tax assets	308	262
Valuation allowance for deferred tax assets	3	3

Net deferred tax assets	305	259

Net deferred tax liabilities	$960	$783

At December 31, 2001, State Street had minimum tax credit carryforwards of $52 million, U.S. foreign tax credit carryforwards of $12 million, non-U.S. federal tax loss carryforwards of $3 million and general business credit carryforwards of $7 million. General business credit carryforwards, U.S. foreign tax credit carryforwards and non-U.S. federal tax loss carryforwards expire beginning in 2020, 2005 and 2002, respectively.

A reconciliation of the U.S. statutory income tax rate to the effective tax rate based on income before income taxes is as follows for the years ended December 31:

	2001	2000	1999
U.S. federal income tax rate	35.0%	35.0%	35.0%
Changes from statutory rate:
State taxes, net of federal benefit	3.9	4.2	4.2
Tax-exempt interest revenue, net of disallowed interest	(3.2)	(3.0)	(2.9)
Tax credits	(3.6)	(2.7)	(2.4)
Other, net	.3	.8	.2
Special items(1)			2.0

Effective tax rate	32.4%	34.3%	36.1%

(1)  The adjustment for special items reported in 1999 above includes the increase in the effective tax rate resulting from the gain on the sale of State Street's commercial banking business offset by the one-time charge on the sales of securities related to the repositioning of the investment portfolio. Accordingly, other changes from the statutory rate are computed without regard to these special items.

Note R

E a r n i n g s   P e r   S h a r e

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31:

(Dollars in millions, except per share data)	2001	2000	1999
Net Income	$628	$595	$619
Earnings per share:
Basic	$1.94	$ 1.85	$ 1.93
Diluted	1.90	1.81	1.89
Average shares outstanding (thousands):
Basic average shares	325,030	321,678	321,320
Effect of dilutive securities:
Stock options and stock awards	4,849	5,281	4,638
7.75% convertible subordinated debentures	613	1,129	1,545

Dilutive average shares	330,492	328,088	327,503

Note S

C o n t i n g e n t   L i a b i l i t i e s

State Street provides custody, accounting, daily pricing and administration; master trust and master custody; investment management; trustee and recordkeeping; foreign exchange; securities lending; cash management; trading; and information services to clients worldwide. Assets under custody and assets under management are held by State Street in a fiduciary or custodial capacity and are not included in the Consolidated Statement of Condition because such items are not assets of State Street. Management conducts regular reviews of its responsibilities for these services and considers the results in preparing its financial statements. In the opinion of management, there are no contingent liabilities at December 31, 2001 that would have a material adverse effect on State Street's financial position or results of operations.

State Street is subject to pending and threatened legal actions that arise in the normal course of business. In the opinion of management, after discussion with counsel, these actions can be successfully defended or resolved without a material adverse effect on State Street's financial position or results of operations.

Note T

O f f - b a l a n c e   S h e e t   F i n a n c i a l   I n s t r u m e n t s ,   I n c l u d i n g   D e r i v a t i v e s

State Street uses derivatives to support clients' needs, conduct trading activities, and manage its interest rate and currency risk. The Corporation assumes positions in both the foreign exchange and interest rate markets by buying and selling cash instruments and using financial derivatives, including foreign exchange forward contracts, foreign exchange and interest rate options, and interest rate swaps.

An off-balance sheet derivative instrument is a financial instrument or other contract which has one or more underlyings and one or more notional amounts, no initial net investment, or a smaller initial net investment than would be expected for similar types of contracts, and which requires or permits net settlement. Derivative instruments include forwards, futures, swaps, options and other instruments with similar characteristics. The use of these instruments generates fee or interest revenue.

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

Foreign exchange contracts involve an agreement to exchange one currency for another currency at an agreed-upon rate and settlement date. Foreign exchange contracts consist of swap agreements and forward and spot contracts.

The following table summarizes the contractual or notional amounts of derivative financial instruments held or issued for trading and balance sheet management at December 31:

(Dollars in millions)	2001	2000
Trading:
Interest rate contracts:
Swap agreements	$2,385	$3,025
Options and caps purchased	281	323
Options and caps written	418	413
Futures — short position	7,395	5,046
Options on futures purchased	235	320
Options on futures written	285	460
Foreign exchange contracts:
Forward, swap and spot	167,415	138,057
Options purchased	1,097	2
Options written	1,095	2
Balance sheet management:
Interest rate contracts:
Swap agreements	1,299	180

In connection with its interest rate risk management strategies, State Street has executed interest rate swap agreements with a notional value of $1.1 billion at December 31, 2001, designated as fair value hedges to hedge the changes in the fair value of certain securities. For the year ended December 31, 2001, State Street recognized net pre-tax losses of approximately $2 million, which represented the ineffective portion of the hedge. In addition, State Street has designated interest rate swaps with a notional value of $150 million as cash flow hedges to its floating rate debt. These interest rate swaps constitute a fully-effective hedge.

State Street's risk exposure from interest rate and foreign exchange contracts results from the possibility that one party may default on its contractual obligation or from movements in exchange or interest rates. Credit risk is limited to the positive market value of the derivative financial instrument, which is significantly less than the notional value. The notional value provides the basis for determining the exchange of contractual cash flows. The exposure to credit loss can be estimated by calculating the cost, on a present-value basis, to replace at current market rates all profitable contracts at year-end. The estimated aggregate replacement cost of derivative financial instruments in a net positive position was $1.8 billion at December 31, 2001, and $3.0 billion at December 31, 2000.

The foreign exchange contracts have been reduced by offsetting balances with the same counterparty where a master netting agreement exists.

The following table represents the fair value as of December 31, and average fair value for the years ended December 31, of financial instruments held or issued for trading purposes:

(Dollars in millions)	Fair Value	Average Fair Value
2001:
Foreign exchange contracts:
Contracts in a receivable position	$1,098	$1,483
Contracts in a payable position	1,060	1,425
Other financial instrument contracts:
Contracts in a receivable position	52	51
Contracts in a payable position	48	70
2000:
Foreign exchange contracts:
Contracts in a receivable position	$2,124	$1,517
Contracts in a payable position	2,097	1,464
Other financial instrument contracts:
Contracts in a receivable position	19	24
Contracts in a payable position	37	16

Net foreign exchange trading revenue related to foreign exchange contracts was $368 million, $387 million and $306 million for the years ended December 31, 2001, 2000 and 1999, respectively. For other financial instrument contracts, there was a loss of $22 million in 2001, a loss of $29 million in 2000 and a gain of $14 million in 1999. Future cash requirements, if any, related to foreign currency contracts are represented by the gross amount of currencies to be exchanged under each contract unless State Street and the counterparty have agreed to pay or receive the net contractual settlement amount on the settlement date. Future cash requirements on other financial instruments are limited to the net amounts payable under the agreements.

Credit-related financial instruments include indemnified securities on loan, commitments to extend credit or purchase assets, standby letters of credit, and letters of credit. The maximum credit risk associated with credit-related financial instruments is measured by the contractual amounts of these instruments.

On behalf of its clients, State Street lends their securities to creditworthy brokers and other institutions. In certain circumstances, State Street may indemnify its clients for the fair market value of those securities against a failure of the borrower to return such securities. State Street requires the borrowers to provide collateral in an amount equal to or in excess of 102% of the fair market value of the securities borrowed. The borrowed securities are revalued daily to determine if additional collateral is necessary. State Street held, as collateral, cash and U.S. government securities totaling $117.2 billion and $105.9 billion for indemnified securities on loan at December 31, 2001 and 2000, respectively.

Loan commitments (unfunded loans and unused lines of credit), asset purchase agreements, standby letters of credit and letters of credit are issued to accommodate the financing needs of State Street's clients and to provide credit enhancements to special purpose entities. Loan commitments are agreements by State Street to lend monies at a future date. Asset purchase agreements are commitments to purchase receivables or securities, subject to conditions established in the agreements, and at December 31, 2001, include $8.0 billion outstanding to special purpose entities. Standby letters of credit and letters of credit commit State Street to make payments on behalf of clients and special purpose entities when certain specified events occur. Standby letters of credit outstanding to special purpose entities were $608 million at December 31, 2001.

These loan, asset purchase and letter of credit commitments are subject to the same credit policies and reviews as loans. The amount and nature of collateral are obtained based upon management's assessment of the credit risk. Approximately 89% of the loan commitments and asset purchase agreements expire within one year from the date of issue. Since many of the commitments are expected to expire or renew without being drawn, the total commitment amounts do not necessarily represent future cash requirements.

The following is a summary of the contractual amount of credit-related, off-balance sheet financial instruments at December 31:

(Dollars in millions)	2001	2000
Indemnified securities on loan	$113,047	$101,438
Loan commitments	12,962	11,367
Asset purchase agreements	10,366	7,112
Standby letters of credit	3,918	4,028
Letters of credit	164	218

Note U

F a i r   V a l u e   o f   F i n a n c i a l   I n s t r u m e n t s

State Street uses the following methods to estimate the fair value of financial instruments.

For financial instruments that have quoted market prices, those quotes are used to determine fair value. Financial instruments that have no defined maturity, have a remaining maturity of 180 days or less, or reprice frequently to a market rate are assumed to have a fair value that approximates reported book value, after taking into consideration any applicable credit risk. If no market quotes are available, financial instruments are valued by discounting the expected cash flow(s) using an estimated current market interest rate for the financial instrument. For off-balance sheet derivative instruments, fair value is estimated as the amount at which an asset or liability could be bought or sold in a current transaction between willing parties, other than in a forced or liquidation sale.

The short maturity of State Street's assets and liabilities results in a significant number of financial instruments whose fair value equals or closely approximates reported balance sheet value. Such financial instruments are reported in the following balance sheet captions: cash and due from banks, interest-bearing deposits with banks, securities purchased under resale agreements and securities borrowed, federal funds sold, deposits, securities sold under repurchase agreements, federal funds purchased and other short-term borrowings. The fair value of trading account assets equals the carrying value. As of December 31, 2001 and 2000, the net fair value of interest rate contracts used for balance sheet management was a liability of $35 million and an asset of $5 million, respectively. There is no reported cost for loan commitments since terms are at prevailing market rates.

The reported value and fair value for other balance sheet captions at December 31 are as follows:

(Dollars in millions)	Reported Value	Fair Value
2001:
Investment securities:
Available for sale	$19,338	$ 19,338
Held to maturity	1,443	1,455
Net loans (excluding leases)	3,231	3,231
Long-term debt	1,217	1,331
2000:
Investment securities:
Available for sale	$12,420	$12,420
Held to maturity	1,320	1,323
Net loans (excluding leases)	3,419	3,419
Long-term debt	1,219	1,392

Note V

N o n - U. S.   A c t i v i t i e s

Non-U.S. activities, as defined by the Securities and Exchange Commission, are considered to be those revenue-producing assets and transactions that arise from clients domiciled outside the United States.

Due to the nature of State Street's business, it is not possible to segregate precisely U.S. and non-U.S. activities. Subjective judgments have been used to arrive at the operating results for non-U.S. activities, including the application of tax transfer pricing and asset-liability management policies. Interest expense allocations are based on the average cost of short-term borrowed funds. State Street does not allocate costs related to resources common to non-U.S. and U.S. activities. Certain previously reported amounts have been restated to conform to the current method of presentation.

The following table summarizes non-U.S. operating results for the years ended December 31, and assets as of December 31, based on the domicile location of clients:

(Dollars in millions)	2001	2000	1999
Fee revenue	$642	$636	$469
Interest revenue	1,023	949	680
Interest expense	622	648	418

Net interest revenue	401	301	262
Provision for loan losses		2	4

Total revenue	1,043	935	727
Operating expenses	648	629	531

Income before income taxes	395	306	196
Income taxes	158	120	76

Net Income	$237	$186	$120

Assets:
Interest-bearing deposits with banks	$20,317	$21,295	$16,902
Loans and other assets	4,525	3,709	4,610

Total Assets	$24,842	$25,004	$ 21,512

Note W

F i n a n c i a l   S t a t e m e n t s   o f   S t a t e   S t r e e t   C o r p o r a t i o n   (P a r e n t   o n l y)

S T A T E M E N T    O F    I N C O M E

(Dollars in millions) Years ended December 31,	2001	2000	1999
Interest on securities purchased under resale agreements	$201	$308	$210
Cash dividends from consolidated bank subsidiary	175	144	194
Cash dividends from consolidated non-bank subsidiaries	8	6	5
Other, net	29	37	22

Total revenue	413	495	431
Interest on securities sold under repurchase agreements	172	285	196
Other interest expense	111	94	70
Other expenses	10	5	8

Total expenses	293	384	274
Income tax (benefit) expense	(20)	1	(5)

Income before equity in undistributed income of subsidiaries and affiliates	140	110	162
Equity in undistributed income (loss) of subsidiaries and affiliates:
Consolidated bank subsidiary	513	465	424
Consolidated non-bank subsidiaries and unconsolidated affiliates	(25)	20	33

Net Income	$628	$595	$619

S T A T E M E N T    O F    C O N D I T I O N

(Dollars in millions) As of December 31,	2001	2000
Assets:
Interest-bearing deposits with bank subsidiary	$150	$351
Securities purchased under resale agreements from:
Consolidated bank subsidiary	145	1,043
Consolidated non-bank subsidiary	250
Others	3,678	4,191
Available-for-sale securities	37	32
Investments in subsidiaries:
Consolidated bank subsidiary	4,188	3,583
Consolidated non-bank subsidiaries	392	284
Unconsolidated affiliates	117	61
Notes and other receivables from:
Consolidated bank subsidiary	31	57
Consolidated non-bank subsidiaries and affiliates	142	141
Other assets	59	66

Total Assets	$9,189	$9,809

Liabilities:
Securities sold under repurchase agreements	$3,495	$4,766
Commercial paper	499	467
Accrued taxes, expenses and other liabilities due to:
Consolidated bank subsidiary	36
Consolidated non-bank subsidiaries	11	10
Others	102	103
Long-term debt	1,201	1,201

Total Liabilities	5,344	6,547
Stockholders' Equity	3,845	3,262

Total Liabilities and Stockholders' Equity	$9,189	$9,809

S T A T E M E N T    O F    C A S H    F L O W S

(Dollars in millions) Years ended December 31,	2001	2000	1999
Net Cash Provided by Operating Activities	$226	$138	$157
Investing Activities:
Net (payments for) proceeds from:
Investments in non-bank subsidiaries and affiliates	(190)	(39)	(76)
Securities purchased under resale agreements	1,161	6	(1,683)
Purchase of available-for-sale securities	(19)	(24)	(3)
Interest-bearing deposits with banks			75
Interest-bearing deposits with bank subsidiary	201	(236)	(69)
Notes receivable from subsidiaries	1	(111)	65
Other	11	10	36

Net Cash Provided (Used) by Investing Activities	1,165	(394)	(1,655)
Financing Activities:
Net proceeds from commercial paper	12	352	100
Proceeds from issuance of long-term debt		300
Proceeds from issuance of common and treasury stock	247	89	38
Payments for cash dividends	(127)	(106)	(93)
Payments for purchase of common stock	(252)	(84)	(163)
Net (payments for) proceeds from short term borrowing	(1,271)	(295)	1,616

Net Cash (Used) Provided by Financing Activities	(1,391)	256	1,498

Net Change
Cash and due from banks at beginning of year

Cash and Due from Banks at End of Year	$0	$0	$0

Note X

Q u a r t e r l y   R e s u l t s   o f   O p e r a t i o n s ,   S h a r e   a n d   P e r   S h a r e   D a t a   ( u n a u d i t e d )

The following is a tabulation of the unaudited quarterly results:

	2001 Quarters				2000 Quarters

(Dollars and shares in millions, except per share data)	Fourth	Third	Second	First(1)	Fourth	Third	Second	First
Fee revenue	$707	$708	$731	$636	$648	$656	$656	$705
Interest revenue	563	705	732	855	924	838	768	726
Interest expense	278	451	493	608	691	603	553	514

Net interest revenue	285	254	239	247	233	235	215	212
Provision for loan losses	3	3	3	1	1	3	2	3

Net interest revenue after provision for loan losses	282	251	236	246	232	232	213	209

Total revenue	989	959	967	882	880	888	869	914
Operating expenses	736	712	719	699	653	665	642	684

Income before income taxes	253	247	248	183	227	223	227	230
Income taxes	82	77	81	62	79	73	79	80

Net income	$171	$170	$167	$121	$148	$150	$148	$150

Net gains on sales of securities, included in fee revenue above	$7	$15	$15	$6	$1	$1
Earnings Per Share:
Basic	$ .53	$ .52	$ .51	$ .38	$ .46	$ .46	$ .46	$ .47
Diluted	.52	.51	.50	.37	.45	.45	.45	.46
Average Shares Outstanding:
Basic	323	327	325	325	323	322	322	320
Diluted	329	332	331	330	330	329	328	325

(1)  Results for the first quarter of 2001 include the write-off of State Street's total investment in Bridge of $50 million, equal to $33 million after tax, or $.10 per diluted share.

I T E M   9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Part III

I T E M   10.   Directors and Executive Officers of the Registrant

Information concerning State Street's directors will appear in State Street's Proxy Statement for the 2002 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2002, under the caption “Election of Directors.” Such information is incorporated herein by reference.

Information concerning State Street's executive officers appears under the caption “Executive Officers of the Registrant” in Item 4A of this Report.

Information concerning compliance with Section 16(a) of the Securities Exchange Act will appear in State Street's Proxy Statement for the 2002 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2002, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.” Such information is incorporated herein by reference.

I T E M   11.  Executive Compensation

Information in response to this item will appear in State Street's Proxy Statement for the 2002 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2002, under the captions “Executive Compensation,” “Compensation of Directors,” “Retirement Benefits,” “General Information — Executive Compensation Committee,” “Report of the Executive Compensation Committee,” and “Stockholder Return Performance Presentation.” Such information is incorporated herein by reference.

I T E M   12.  Security Ownership of Certain Beneficial Owners and Management

Information concerning security ownership of certain beneficial owners and management will appear in State Street's Proxy Statement for the 2002 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2002, under the caption “Beneficial Ownership of Shares”. Such information is incorporated herein by reference.

I T E M   13.  Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions will appear in State Street's Proxy Statement for the 2002 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2002, under the caption “Certain Transactions.” Such information is incorporated herein by reference.

Part IV

I T E M   14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  (1)  Financial Statements

The following consolidated financial statements of State Street are included in Item 8 hereof:

Report of Independent Auditors

Consolidated Statement of Income — Years ended December 31, 2001, 2000 and 1999

Consolidated Statement of Condition — As of December 31, 2001 and 2000

Consolidated Statement of Changes in Stockholders' Equity — Years ended December 31, 2001, 2000 and 1999

Consolidated Statement of Cash Flows — Years ended December 31, 2001, 2000 and 1999

Notes to Financial Statements

(a)  (2)  Financial Statement Schedules

Certain schedules to the consolidated financial statements have been omitted if they were not required by Article 9 of Regulation S-X or if, under the related instructions, they were inapplicable, or the information was contained elsewhere herein.

(a)  (3)  Exhibits

A list of the exhibits filed or incorporated by reference is as follows:

3.1

Restated Articles of Organization, as amended (filed with the Securities and Exchange Commission as Exhibit 3.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated by reference)

3.2	By-laws, as amended (filed with the Securities and Exchange Commission as Exhibit 3.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated by reference)
4.1

The description of Registrant Common Stock is included in Registrant's Registration Statement on Form 10, as filed with the Securities and Exchange Commission on September 3, 1970 and as amended and filed with the Securities and Exchange Commission on May 12, 1971 and incorporated by reference

4.2

Amended and Restated Rights Agreement dated as of June 18, 1998 between Registrant and BankBoston, N.A., Rights Agent (filed with the Securities and Exchange Commission as Exhibit 99.1 to Registrant's Current Report on Form 8-K dated June 18, 1998 and incorporated by reference)

4.3

Indenture dated as of May 1, 1983 between Registrant and Morgan Guaranty Trust Company of New York, Trustee, relating to Registrant's 73&sol;4% Convertible Subordinated Debentures due 2008 (filed with the Securities and Exchange Commission as Exhibit 4 to Registrant's Registration Statement on Form S-3 (Commission File No. 2-83251) and incorporated by reference)

4.4

Indenture dated as of August 2, 1993 between Registrant and The First National Bank of Boston, as trustee relating to Registrant's long-term notes (filed with the Securities and Exchange Commission as Exhibit 4 to the Registrant's Current Report on Form 8-K dated October 8, 1993 and incorporated by reference)

4.5

Instrument of Resignation, Appointment, and Acceptance, dated as of February 14, 1996 among Registrant, The First National Bank of Boston (resigning trustee) and Fleet National Bank of Massachusetts (successor trustee) (filed with the Securities and Exchange Commission as Exhibit 4.6 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated by reference)

4.6

Instrument of Resignation, Appointment and Acceptance dated as of June 26, 1997 among Registrant, Fleet National Bank (resigning trustee) and First Trust National Association (successor trustee) (filed with the Securities and Exchange Commission as Exhibit 4.13 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated by reference)

4.7

Junior Subordinated Indenture dated as of December 15, 1996 between Registrant and the First National Bank of Chicago (filed with the Securities and Exchange Commission as Exhibit 1 to Registrant's Current Report on Form 8-K dated December 20, 1996 and incorporated by reference)

4.8

Amended and Restated Trust Agreement dated as of December 15, 1996 relating to State Street Institutional Capital A (filed with the Securities and Exchange Commission as Exhibit 2 to Registrant's Current Report on Form 8-K dated December 20, 1996 and incorporated by reference)

4.9

Capital Securities Guarantee Agreement dated as of December 15, 1996 between Registrant and the First National Bank of Chicago (filed with the Securities and Exchange Commission as Exhibit 3 to Registrant's Current Report on Form 8-K dated December 20, 1996 and incorporated by reference)

4.10

Amended and Restated Trust Agreement, dated as of March 11, 1997 relating to State Street Institutional Capital B (filed with the Securities and Exchange Commission as Exhibit 2 to the Registrant's Current Report on Form 8-K dated March 11, 1997 and incorporated by reference)

4.11

Capital Securities Guarantee Agreement dated as of March 11, 1997 between Registrant and the First National Bank of Chicago (filed with the Securities and Exchange Commission as Exhibit 3 to Registrant's Current Report on Form 8-K dated March 11, 1997 and incorporated by reference)

4.12

(Note: Registrant agrees to furnish to the Securities and Exchange Commission upon request a copy of any other instrument with respect to long-term debt of the Registrant and its subsidiaries. Such other instruments are not filed herewith since no such instrument relates to outstanding debt in an amount greater than 10% of the total assets of Registrant and its subsidiaries on a consolidated basis.)

10.1

Registrant's 1989 Stock Option Plan, as amended (filed with the Securities and Exchange Commission as Exhibit 10.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1989 and incorporated by reference)

10.2

Registrant's 1990 Stock Option and Performance Share Plan, as amended (filed with the Securities and Exchange Commission as Exhibit 10.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated by reference)

10.3

Registrant's Supplemental Executive Retirement Plan, together with individual benefit agreements (filed with the Securities and Exchange Commission as Exhibit 10.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated by reference)

10.3A

Amendment No. 1 dated as of October 19, 1995, to Registrant's Supplemental Executive Retirement Plan (filed with the Securities and Exchange Commission as Exhibit 10.6A to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated by reference)

10.4

Registrant's 1994 Stock Option and Performance Unit Plan (filed with the Securities and Exchange Commission as Exhibit 10.17 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated by reference)

10.4A

Amendment No. 1 dated as of October 19, 1995 to Registrant's 1994 Stock Option and Performance Unit Plan (filed with the Securities and Exchange Commission as Exhibit 10.13A to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated by reference)

10.4B

Amendment No. 2 dated as of June 20, 1996 to Registrant's 1994 Stock Option and Performance Unit Plan (filed with the Securities and Exchange Commission as Exhibit 10.7B to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated by reference)

10.4C

Amendment No. 3 dated as of June 28, 2000 to Registrant's 1994 Stock Option and Performance Unit Plan, as amended (filed with the Securities and Exchange Commission as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated by reference)

10.5

Registrant's Amended and Restated Supplemental Defined Benefit Pension Plan for Senior Executive Officers (filed with the Securities and Exchange Commission as Exhibit 10 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated by reference)

10.6

Registrant's Nonemployee Director Retirement Plan (filed with the Securities and Exchange Commission as Exhibit 10.22 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated by reference)

10.7

State Street Global Advisors Incentive Plan for 1996 (filed with the Securities and Exchange Commission as Exhibit 10.19 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated by reference)

10.8

Forms of Employment Agreement with Officers (Levels 1, 2, and 3) approved by the Board of Directors on September, 1995 (filed with the Securities and Exchange Commission as Exhibit 10.20 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated by reference)

10.9

State Street Global Advisors Equity Compensation Plan (filed with the Securities and Exchange Commission as Exhibit 10 to the Registrant's Form 10-Q for the quarter ended September 30, 1996 and incorporated by reference)

10.10	Registrant's Senior Executive Annual Incentive Plan
10.11

Registrant's Executive Compensation Trust Agreement dated December 6, 1996 (Rabbi Trust) (filed with the Securities and Exchange Commission as Exhibit 10.18 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated by reference)

10.12	Registrant's 1997 Equity Incentive Plan (filed with the Securities and Exchange Commission as Exhibit 10.22 to Registrant's Form 10-Q for the quarter ended June 30, 1997 and incorporated by reference)
10.12A

Amendment No. 2 to Registrant's 1997 Equity Incentive Plan (filed with the Securities and Exchange Commission as Exhibit 10.17 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated by reference)

10.12B

Amendment No. 3 dated as of April 24, 2000 to Registrant's 1997 Equity Incentive Plan, as amended (filed with the Securities and Exchange Commission as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and incorporated by reference)

10.12C

Amendment No. 4 dated as of June 28, 2000 to Registrant's 1997 Equity Incentive Plan, as amended (filed with the Securities and Exchange Commission as Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated by reference)

10.12D	Amendment No. 5 dated as of December 20, 2001 to Registrant's 1997 Equity Incentive Plan, as amended
10.13

Description of 1998 deferred stock awards and issuances in lieu of retainer to non-employee directors (filed with the Securities and Exchange Commission as Exhibit 10.16 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated by reference)

10.14

Description of 1999 deferred stock awards (filed with the Securities and Exchange Commission on page 8 under the heading “Compensation of Directors” of Registrant's Proxy Statement for the 2000 Annual Meeting and incorporated by reference)

10.15

Description of 2000 deferred stock awards (filed with the Securities and Exchange Commission on page 8 under the heading “Compensation of Directors” of Registrant's Proxy Statement for the 2001 Annual Meeting and incorporated by reference)

10.16

Amended and Restated Deferred Compensation Plan for Directors of State Street Corporation (filed with the Securities and Exchange Commission as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated by reference)

10.17

Amended and Restated Deferred Compensation Plan for Directors of State Street Bank and Trust Company (filed with the Securities and Exchange Commission as Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and incorporated by reference)

10.18

Registrant's 401(k) Restoration and Voluntary Deferral Plan (filed with the Securities and Exchange Commission as Exhibit 10 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated by reference)

10.19

Compensation agreement with Maureen Scannell Bateman (filed with the Securities and Exchange Commission as Exhibit 10.21 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated by reference)

10.20

Memorandum of Agreement with Nicholas A. Lopardo (filed with the Securities and Exchange Commission as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated by reference)

11.1	Computation of Earning per Share (information appears in Note R to the Notes to the Consolidated Financial Statements included in Part I, Item 8, “Financial Statements and Supplementary Data”)
12.1	Statement of ratio of earnings to fixed charges
21.1	Subsidiaries of State Street Corporation
23.1	Consent of Independent Auditors

(b)  Reports on Form 8-K

None

Signatures

Pursuant to the requirement of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, on February 21, 2002, thereunto duly authorized.

STATE STREET CORPORATION
By /s/ FREDERICK P. BAUGHMAN FREDERICK P. BAUGHMAN, Senior Vice President, Controller and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 21, 2002 by the following persons on behalf of the registrant and in the capacities indicated.

OFFICERS:
/s/ DAVID A. SPINA DAVID A. SPINA, Chairman and Chief Executive Officer	/s/ RONALD L. O'KELLEY RONALD L. O'KELLEY, Executive Vice President, Chief Financial Officer and Treasurer
/s/ FREDERICK P. BAUGHMAN FREDERICK P. BAUGHMAN, Senior Vice President, Controller and Chief Accounting Officer
DIRECTORS:
/s/ TENLEY E. ALBRIGHT TENLEY E. ALBRIGHT, M.D.	/s/ I. MACALLISTER BOOTH I. MACALLISTER BOOTH
/s/ TRUMAN S. CASNER TRUMAN S. CASNER	/s/ NADER F. DAREHSHORI NADER F. DAREHSHORI
/s/ ARTHUR L. GOLDSTEIN ARTHUR L. GOLDSTEIN	/s/ DAVID P. GRUBER DAVID P. GRUBER
/s/ LINDA A. HILL LINDA A. HILL	/s/ JOHN M. KUCHARSKI JOHN M. KUCHARSKI
/s/ CHARLES R. LAMANTIA CHARLES R. LAMANTIA	/s/ RONALD E. LOGUE RONALD E. LOGUE
/s/ DENNIS J. PICARD DENNIS J. PICARD	/s/ ALFRED POE ALFRED POE
/s/ BERNARD W. REZNICEK BERNARD W. REZNICEK	/s/ RICHARD P. SERGEL RICHARD P. SERGEL
/s/ GREGORY L. SUMME GREGORY L. SUMME	/s/ DIANA CHAPMAN WALSH DIANA CHAPMAN WALSH
/s/ ROBERT E. WEISSMAN ROBERT E. WEISSMAN

Exhibit Index

(filed herewith)

10.10	Registrant's Senior Executive Annual Incentive Plan
10.12D	Amendment No. 5 dated as of December 20, 2001 to Registrant's 1997 Equity Incentive Plan, as amended
12.1	Statement of ratio of earnings to fixed charges
21.1	Subsidiaries of State Street Corporation
23.1	Consent of Independent Auditors