Form 10-Q
period 2002-03-31
STATE STREET CORP
filed 2002-05-03
CIK 93751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
   For The Quarterly Period Ended March 31, 2002

☐ TRANSITION	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For The Transition Period From                      to

Commission File No. 0-5108

STATE STREET CORPORATION
(Exact name of registrant as specified in its charter)

COMMONWEALTH OF MASSACHUSETTS	04-2456637
State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)
225 Franklin Street Boston, Massachusetts (Address of principal executive office)	02110 (Zip Code)

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

Yes  ☒         No  ☐

The number of shares of the Registrant’s Common Stock outstanding on March 31, 2002 was 325,246,957.

STATE STREET CORPORATION

PART I.   ITEM 1.
FINANCIAL STATEMENTS

Consolidated Statement of Income—State Street Corporation (Unaudited)

(Dollars in millions, except per share data) Three months ended March 31,	2002	2001

Fee Revenue
Servicing fees	$422	$396
Management fees	135	127
Foreign exchange trading	68	99
Processing fees and other	76	21

Total fee revenue	701	643

Net Interest Revenue
Interest revenue	524	855
Interest expense	243	608

Net interest revenue	281	247
Provision for loan losses	1	1

Net interest revenue after provision for loan losses	280	246

Total Revenue	981	889

Operating Expenses
Salaries and employee benefits	421	392
Information systems and communications	96	87
Transaction processing services	59	64
Occupancy	60	53
Other	79	110

Total operating expenses	715	706

Income before income taxes	266	183
Income taxes	88	62

Net Income	$178	$121

Earnings Per Share
Basic	$.55	$.38
Diluted	.54	.37
Average Shares Outstanding (in thousands)
Basic	323,689	324,681
Diluted	328,999	330,098
Cash Dividends Declared Per Share	$.11	$.095

The accompanying notes are an integral part of these financial statements.

PART I.  ITEM 1
FINANCIAL STATEMENTS (continued)

Consolidated Statement of Condition—State Street Corporation

	March 31,	December 31,
(Dollars in millions)	2002	2001

	(Unaudited)	(Note A)
Assets
Cash and due from banks	$797	$1,651
Interest-bearing deposits with banks	24,259	20,317
Securities purchased under resale agreements and securities borrowed	17,487	16,680
Federal funds sold	300
Trading account assets	1,054	994
Investment securities (including securities pledged of $9,464 and $9,006)	20,570	20,781
Loans (less allowance of $61 and $58)	4,804	5,283
Premises and equipment	846	829
Accrued income receivable	924	880
Goodwill	474	470
Other intangible assets	138	142
Other assets	1,645	1,823

Total Assets	$73,298	$69,850

Liabilities
Deposits:
Interest-bearing—U.S.	$10,128	$2,753
Noninterest-bearing	8,340	9,390
Interest-bearing—Non-U.S.	24,399	26,416

Total deposits	42,867	38,559
Securities sold under repurchase agreements	20,751	19,006
Federal funds purchased	1,111	3,315
Other short-term borrowings	706	1,012
Accrued taxes and other expenses	1,501	1,582
Other liabilities	1,126	1,314
Long-term debt	1,242	1,217

Total Liabilities	69,304	66,005

Stockholders’ Equity
Preferred stock, no par: authorized 3,500,000; issued none
Common stock, $1 par: authorized 500,000,000; issued 329,997,000 and 329,999,000	330	330
Surplus	102	110
Retained earnings	3,755	3,612
Other unrealized comprehensive income	13	70
Treasury stock, at cost (4,750,000 and 6,329,000 shares)	(206)	(277)

Total Stockholders’ Equity	3,994	3,845

Total Liabilities and Stockholders’ Equity	$73,298	$69,850

The accompanying notes are an integral part of these financial statements.

PART I.  ITEM 1.
FINANCIAL STATEMENTS (continued)

Consolidated Statement of Changes in Stockholders’ Equity—State Street Corporation (Unaudited)

(Dollars in millions, shares in thousands)	Common Stock		Surplus	Retained Earnings	Other Unrealized Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total

Balance at December 31, 2000	167,219	$167	$69	$3,278	$(1)	5,508	$(251)	$3,262
Comprehensive income:
Net income				121				121
Change in net unrealized gain/loss on available-for-sale securities, net of related tax expense of $32					45			45
Foreign currency translation, net of related tax benefit of $10					(19)			(19)
Other					4			4

Comprehensive income				121	30			151
Cash dividends declared—$.095 per share				(31)				(31)
Common stock issued pursuant to:
Acquisitions			63			(1,007)	45	108
Stock awards and options exercised, including tax benefit of $5	(1)		8			(185)	7	15
Debt conversion						(4)
Common stock acquired						210	(21)	(21)

Balance at March 31, 2001	167,218	$167	$140	$3,368	$29	4,522	$(220)	$3,484

Balance at December 31, 2001	329,999	$330	$110	$3,612	$70	6,329	$(277)	$3,845
Comprehensive income:
Net income				178				178
Change in net unrealized gain/loss on available-for-sale securities, net of related tax benefit of $43					(59)			(59)
Other, net of related tax expense of $2					2			2

Comprehensive income				178	(57)			121
Cash dividends declared—$.11 per share				(35)				(35)
Common stock issued pursuant to:
Stock awards and options exercised, including tax benefit of $14	(2)		(8)			(1,581)	71	63
Common stock acquired						2

Balance at March 31, 2002	329,997	$330	$102	$3,755	$13	4,750	$(206)	$3,994

The accompanying notes are an integral part of these financial statements.

PART I.  ITEM 1.
FINANCIAL STATEMENTS (continued)

Consolidated Statement of Cash Flows—State Street Corporation (Unaudited)

(Dollars in millions) Three months ended March 31,	2002	2001

Operating Activities
Net Income	$178	$121
Non-cash charges for depreciation, amortization, provision for loan losses and deferred income taxes	236	90
Securities gains, net	(4)	(6)
Change in trading account assets, net	(60)	(317)
Other, net	(147)	(419)

Net Cash Provided by (Used by) Operating Activities	203	(531)

Investing Activities
Payments for purchases of:
Available-for-sale securities	(4,079)	(4,919)
Held-to-maturity securities	(293)	(1,623)
Premises and equipment	(73)	(44)
Equity investments and other long-term assets	(9)	(71)
Lease financing assets		(147)
Business acquisitions, net of cash acquired		(90)
Proceeds from:
Maturities of available-for-sale securities	3,142	1,418
Maturities of held-to-maturity securities	304	1,597
Sales of available-for-sale securities	952	598
Principal collected from lease financing	16	9
Net (payments for) proceeds from:
Interest-bearing deposits with banks	(3,942)	3,307
Federal funds sold, resale agreements and securities borrowed	(1,107)	2,082
Loans	507

Net Cash (Used by) Provided by Investing Activities	(4,582)	2,117

Financing Activities
Proceeds from issuance of:
Non-recourse debt for lease financing		90
Treasury stock	49	10
Payments for:
Non-recourse debt for lease financing	(31)	(70)
Cash dividends	(36)	(31)
Purchase of common stock		(21)
Net proceeds from (payments for):
Deposits	4,308	(19)
Short-term borrowings	(765)	(2,060)

Net Cash Provided by (Used by) Financing Activities	3,525	(2,101)

Net Decrease	(854)	(515)
Cash and due from banks at beginning of period	1,651	1,618

Cash and Due From Banks at End of Period	$797	$1,103

The accompanying notes are an integral part of these financial statements.

PART I.  ITEM 1.
FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements—State Street Corporation (Unaudited)

Note A—Basis of Presentation

State Street Corporation (“State Street” or the “Corporation”) is a financial holding company that provides custody, accounting, daily pricing and administration; master trust and master custody; investment management; trustee and recordkeeping; foreign exchange; securities lending; cash management; trading; and information services to clients worldwide. State Street reports two lines of business. Investment Servicing includes custody, accounting, daily pricing and administration; master trust and master custody; trustee and recordkeeping; foreign exchange; securities lending; deposit and short-term investment facilities; lease financing; investment manager operations outsourcing; and performance, risk and compliance analytics to support institutional investors. Investment Management offers a broad array of services for managing financial assets, including investment management and investment research services for both institutions and individual investors worldwide. These services include active and passive U.S. and non-U.S. equity and fixed income strategies, and other related services, such as securities lending.

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

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” effective for years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but will be subject to annual impairment tests in accordance with the Statement. State Street adopted SFAS No. 142 as of January 1, 2002. Based upon management’s review, no impairment of goodwill has been identified.

In November 2001, the FASB issued Emerging Issues Task Force (“EITF”) No. 01-14, “Income Statement Characterization of Reimbursements Received for Out-Of-Pocket Expenses Incurred.” This guidance, effective January 1, 2002, requires companies to recognize the reimbursement of client-related expenses as revenue and the costs as operating expense. Historically, State Street has netted these reimbursements against the related operating expenses. Client reimbursements for out-of-pocket expenses are reflected in fee revenue in the accompanying financial statements. Prior periods have been reclassified to reflect this presentation, which resulted in an increase to fee revenue and operating expenses of $7 million for the three months ended  March 31, 2001.

In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation, have been included. Certain previously reported amounts have been reclassified to conform to the current method of presentation. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending  December 31, 2002. These statements should be read in conjunction with the financial statements and other information included in State Street’s latest annual report on Form 10-K.

PART I.  ITEM 1.
FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements—State Street Corporation (Unaudited)

The Statement of Condition at December 31, 2001 has been derived from the audited financial statements at that date but does not include footnotes required by generally accepted accounting principles for complete financial statements.

Note B—Investment Securities

Available-for-sale securities and held-to-maturity securities consisted of the following as of the dates indicated:

	March 31, 2002				December 31, 2001
	Amortized Cost	Unrealized		Fair Value	Amortized Cost	Unrealized		Fair Value
(Dollars in millions)		Gains	Losses			Gains	Losses

Available for sale:
U.S. Treasury and federal agencies	$10,681	$58	$31	$10,708	$10,157	$94	$3	$10,248
State and political subdivisions	1,468	16	1	1,483	1,444	20	1	1,463
Asset-backed securities	3,584	40	17	3,607	3,592	58	12	3,638
Collateralized mortgage obligations	838	5	4	839	789	7	1	795
Other debt investments	574	1		575	568	5	1	572
Money market mutual funds and other equity securities	1,933		5	1,928	2,624		2	2,622

Total	$19,078	$120	$58	$19,140	$19,174	$184	$20	$19,338

Held to maturity:
U.S. Treasury and federal agencies	$1,283	$6	$5	$1,284	$1,296	$13	$1	$1,308
Other investments	147			147	147			147

Total	$1,430	$6	$5	$1,431	$1,443	$13	$1	$1,455

During the three months ended March 31, 2002, there were gross gains of $7 million and gross losses of $3 million realized on the sales of available-for-sale securities. During the three months ended March 31, 2001, there were gross gains of $6 million and gross losses of less than $1 million realized on the sales of available-for-sale securities.

Note C—Allowance for Loan Losses

State Street establishes an allowance for loan losses to absorb probable credit losses. Changes in the allowance for loan losses were as follows:

	Three Months Ended March 31,
(Dollars in millions)	2002	2001

Balance at beginning of period	$58	$57
Provision for loan losses	1	1
Recoveries	2

Balance at end of period	$61	$58

PART I.  ITEM 1.
FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements—State Street Corporation (Unaudited)

Note D—Goodwill and Other Intangible Assets

The following pro forma table adjusts reported net income and earnings per share for the three months ended March 31, 2001, to exclude amortization of goodwill:

	For the Three Months Ended March 31,
(Dollars in millions, except per share data)	2002	2001

Reported net income	$178	$121
Add back: goodwill amortization, after tax		5

Adjusted net income	$178	$126

Basic earnings per share:
Reported net income	$.55	$.38
Goodwill amortization, after tax		.01

Adjusted basic earnings per share	$.55	$.39

Diluted earnings per share:
Reported net income	$.54	$.37
Goodwill amortization, after tax		.01

Adjusted diluted earnings per share	$.54	$.38

The changes in the carrying amount of goodwill for the three months ended March 31, 2002, are as follows:

(Dollars in millions)	Investment Servicing	Investment Management	Total

Balance as of December 31, 2001	$261	$209	$470
Goodwill acquired	4	1	5
Translation adjustments	(1)		(1)

Balance as of March 31, 2002	$264	$210	$474

The gross carrying amount and accumulated amortization of other intangible assets as of March 31, 2002, is as follows:

(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Other intangible assets:
Customer lists	$116	$(4)	$112
Bond servicing rights	62	(38)	24
Software and other	4	(2)	2

Total	$182	$(44)	$138

Amortization expense related to other intangible assets was $3 million for the three months ended March 31, 2002. State Street expects to amortize $3 million per quarter through the year 2007 related to intangible assets currently held.

PART I.  ITEM 1.
FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements—State Street Corporation (Unaudited)

Note E—Processing Fees and Other Fee Revenue

Processing fees and other revenue includes fees from brokerage services, software licensing and maintenance, loans fees, investment banking, trade banking, profits or losses from joint ventures, gains and losses on sales of investment securities, gains and losses on sales of leased equipment and other assets, trading account profits and losses, amortization of investments in tax-advantaged financings, and residual interests from special purpose entities.

Processing fees and other revenue of $76 million and $21 million for the three months ended March 31, 2002 and 2001, respectively, included $23 million and $21 million, respectively, for brokerage services. In the first quarter of 2001, State Street recorded the write-off of $50 million of its total investment in Bridge Information Systems, Inc. in processing fees and other revenue.

Note F—Net Interest Revenue

Net interest revenue consisted of the following:

	Three Months Ended March 31,
(Dollars in millions)	2002	2001

Interest Revenue
Deposits with banks	$161	$246
Securities purchased under resale agreements, securities borrowed and federal funds sold	96	302
Investment securities:
U.S. Treasury and federal agencies	112	121
State and political subdivisions (exempt from federal tax)	17	18
Other investments	78	79
Commercial and financial loans	24	46
Lease financing	28	28
Trading account assets	8	15

Total interest revenue	524	855

Interest Expense
Deposits	111	275
Other borrowings	111	310
Long-term debt	21	23

Total interest expense	243	608

Net interest revenue	$281	$247

Note G—Operating Expenses-Other The other category of operating expenses consisted of the following:

	Three Months Ended March 31,
(Dollars in millions)	2002	2001

Professional services	$21	$31
Advertising and sales promotion	13	17
Other	45	62

Total operating expenses—other	$79	$110

PART I.  ITEM 1.
FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements—State Street Corporation (Unaudited)

Note H—Regulatory Matters

The regulatory capital amounts and ratios were the following at March 31, 2002, and December 31, 2001:

	Regulatory Guidelines (1)		State Street		State Street Bank
(Dollars in millions)	Minimum	Well Capitalized	2002	2001	2002	2001

Risk-based ratios:
Tier 1 capital	4%	6%	14.6%	13.6%	13.7%	12.9%
Total capital	8	10	15.5	14.5	13.8	13.0
Tier 1 leverage ratio	3	5	5.3	5.4	5.2	5.3
Tier 1 capital			$3,995	$3,795	$3,683	$3,558
Total capital			4,255	4,050	3,718	3,587
Adjusted risk-weighted assets and market-risk equivalents:
On-balance sheet			$20,412	$20,528	$19,965	$20,141
Off-balance sheet			6,534	6,708	6,538	6,710
Market-risk equivalents			458	706	439	679

Total			$27,404	$27,942	$26,942	$27,530

Quarterly average adjusted assets			$75,692	$70,922	$70,445	$67,496

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

Note I—Lines of Business

The following is a summary of the lines of business operating results for the three months ended March 31:

(Dollars in millions, except where otherwise noted; taxable equivalent)	Investment Servicing		Investment Management
	2002	2001	2002	2001

Total revenue	$846	$800	$150	$153
Income before income taxes	267	228	14	19
Average assets (billions)	74.6	67.1	1.9	1.7

Total revenue presented above is greater than the consolidated statement of income by the taxable equivalent adjustments of $15 million and $14 million for the three months ended March 31, 2002, and 2001, respectively. In addition, for the three months ended March 31, 2001, total revenue and income before income taxes presented above is greater than the reported consolidated statement of income by $50 million for the write-off of State Street’s total investment in Bridge Information Systems, Inc.

PART I.  ITEM 1.
FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements—State Street Corporation (Unaudited)

Note J—Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
(Dollars in millions, except per share data; shares in thousands)	2002	2001

Net Income	$178	$121
Earnings per share
Basic	$.55	$.38
Diluted	.54	.37
Basic average shares	323,689	324,681
Stock options and stock awards	4,908	4,728
7.75% convertible subordinated debentures	402	689

Dilutive average shares	328,999	330,098

Note K—Commitments and Contingent Liabilities

State Street provides custody, accounting, daily pricing and administration; master trust and master custody; investment management; trustee and recordkeeping; foreign exchange; securities lending; cash management; trading; and information services to clients worldwide. Assets under custody and assets under management are held by State Street in a fiduciary or custodial capacity and are not included in the Consolidated Statement of Condition because such items are not assets of State Street. Management conducts regular reviews of its responsibilities for these services and considers the results in preparing its financial statements. In the opinion of management, there are no contingent liabilities at March 31, 2002, that would have a material adverse effect on State Street’s financial position or results of operations.

State Street is subject to pending and threatened legal actions that arise in the normal course of business. In the opinion of management, after discussion with counsel, these actions can be successfully defended or resolved without a material adverse effect on State Street’s financial position or results of operations.

PART I.  ITEM 1.
FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements—State Street Corporation (Unaudited)

Note L—Off-Balance Sheet Financial Instruments, Including Derivatives

State Street uses various off-balance sheet financial instruments, including derivatives. The following table summarizes the contractual or notional amounts of derivative financial instruments held or issued by State Street for trading and balance sheet management:

(Dollars in millions)	March 31, 2002	December 31, 2001

Trading:
Interest rate contracts:
Swap agreements	$2,867	$2,385
Options and caps purchased	275	281
Options and caps written	433	418
Futures—short position	9,772	7,395
Options on futures purchased	180	235
Options on futures written	280	285
Foreign exchange contracts:
Forward, swap and spot	168,123	167,415
Options purchased	334	1,097
Options written	335	1,095
Balance Sheet Management:
Interest rate contracts:
Swap agreements	1,671	1,299

In connection with its interest rate risk management strategies, State Street has executed interest rate swap agreements with a notional value of $1.0 billion at March 31, 2002, designated as fair value hedges to hedge the changes in the fair value of certain securities. For the quarter ended March 31, 2002, State Street recognized net pre-tax losses of approximately $2 million, which represented the ineffective portion of the hedge.

State Street has designated interest rate swaps with a notional value of $150 million as cash flow hedges to its floating rate debt. These interest rate swaps constitute a fully-effective hedge. In addition, effective February 20, 2002, State Street entered into interest rate swaps with a notional value of $500 million designated as a fair value hedge to certain of its fixed rate debt. The fair value hedge swaps increased the value of long-term debt presented in the Statement of Condition by $25 million. For the three months ended March 31, 2002, the Corporation’s overall weighted average interest rate for long-term debt was 7.06% on a contractual basis and 6.75% including the effects of derivative contracts.

The following is a summary of the contractual amount of State Street’s credit-related, off-balance sheet financial instruments:

(Dollars in millions)	March 31, 2002	December 31, 2001

Indemnified securities on loan	$132,740	$113,047
Loan commitments	13,104	12,962
Asset purchase agreements	10,292	10,366
Standby letters of credit	3,859	3,918
Letters of credit	129	164

PART I.  ITEM 1.
FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements—State Street Corporation (Unaudited)

Note L—Off-Balance Sheet Financial Instruments, Including Derivatives (continued)

On behalf of its clients, State Street lends their securities to creditworthy brokers and other institutions. In certain circumstances, State Street may indemnify its clients for the fair market value of those securities against a failure of the borrower to return such securities. State Street requires the borrowers to provide collateral in an amount equal to or in excess of 102% of the fair market value of the securities borrowed. The borrowed securities are revalued daily to determine if additional collateral is necessary. State Street held, as collateral, cash and U.S. government securities totaling $136.7 billion and $117.2 billion for indemnified securities on loan at March 31, 2002, and December 31, 2001, respectively.

Approximately 87% of the loan commitments and asset purchase agreements will expire in one year or less from the date of issue. Since many of the commitments are expected to expire or renew without being drawn, the total commitment amounts do not necessarily represent future cash requirements.

Independent Accountants’ Review Report

The Stockholders and Board of Directors
State Street Corporation

We have reviewed the accompanying consolidated statement of condition of State Street Corporation as of March 31, 2002, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the three-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated statement of condition of State Street Corporation as of December 31, 2001, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the year then ended (not presented herein) and in our report dated January 16, 2002, we expressed an unqualified opinion on those consolidated financial statements.

ER	NST & YOUNG LLP

Boston, Massachusetts
April 16, 2002

PART I.  ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary

Diluted operating earnings per share for the first quarter were $.54, up 13% from comparable operating earnings per share of $.48 in the first quarter of 2001. Operating results for 2001 exclude the write-off of State Street’s total investment in Bridge Information Systems, Inc. of $50 million, equal to $33 million, or $.10 per diluted share after tax. Comparable results for 2001 also exclude $8 million of goodwill amortization expense, equal to $5 million, or $.01 per diluted share after tax. Effective January 1, 2002, State Street adopted SFAS No. 142, “Goodwill and Intangible Assets”, which eliminates the amortization of goodwill. Reported diluted earnings per share for 2001 were $.37.

Total revenue on a taxable-equivalent basis was $996 million in 2002, up $43 million, or 5%, from operating revenue of the prior year. Net income was $178 million, up from comparable operating earnings of $159 million a year earlier. Return on stockholders’ equity was 18.2%.

Condensed Income Statement—Taxable Equivalent Basis

	Three Months Ended March 31,
(Dollars in millions, except per share data)	2002	2001(2)	Change	%

Operating Results (1)
Fee revenue:
Servicing fees	$422	$396	$26	6
Management fees	135	127	8	6
Foreign exchange trading	68	99	(31)	(32)
Processing fees and other	76	71	5	8

Total fee revenue	701	693	8	1
Net interest revenue	296	261	35	14
Provision for loan losses	(1)	(1)

Total revenue	996	953	43	5
Operating expenses	715	706	9	1

Income before income taxes	281	247	34	14
Income taxes	88	79	9
Taxable equivalent adjustment	15	14	1

Operating earnings	$178	$154	$24	16

Operating earnings per share
Basic	$.55	$.48	$.07	15
Diluted	.54	.47	.07	15

Operating Results (1) Excluding Goodwill Amortization in 2001 (3)
Operating expenses	$715	$698	$17	2
Operating earnings	178	159	19	12

Operating earnings per share
Basic	$.55	$.49	$.06	12
Diluted	.54	.48	.06	13

Reported Results
Total revenue	$996	$903	$.93	10
Net income	178	121	.57	47

Earnings Per Share
Basic	$.55	$.38	$.17	45
Diluted	.54	.37	.17	46

(1)
Operating results for the three months ended March 31, 2001, exclude the write-off of State Street’s total investment in Bridge Information Systems, Inc. of $50 million, equal to $33 million after tax, or $.10 per diluted share.

(2)
Results for 2001 have been reclassified in accordance with FASB guidance effective January 1, 2002, to present client-reimbursed out-of-pocket expenses as gross revenue and expense. As a result, servicing fees, management fees and operating expenses for the three months ended March 31, 2001 increased by $6 million, $1 million and $7 million, respectively.

(3)	Operating results excluding goodwill amortization expense are presented for comparability. Effective January 1, 2002, State Street does not amortize goodwill, in accordance with SFAS No. 142.

PART I.  ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

Total Revenue

In the first quarter of 2002, total revenue was $996 million, up $43 million, or 5%, from operating revenue of a year ago. Growth came primarily from servicing fees and net interest revenue, offset somewhat by a decline in foreign exchange trading revenue. Servicing fee revenue continues to come from existing clients, as well as from new client relationships. Securities lending revenue, which increased compared to the first quarter of 2001, contributed to servicing fees as well. Higher net interest revenue was driven by wider interest rate spreads compared to a year ago and by balance sheet growth from clients’ investment activities.

Fee Revenue

Fee revenue was $701 million, up $8 million, or 1%, over 2001. Growth from servicing fees, management fees and processing fees and other revenue was largely offset by a decline in foreign exchange trading revenue.

Servicing fees in the first quarter of 2002 were $422 million, up 6% from a year ago. Servicing fees are derived from custody, accounting, daily pricing and administration; master trust and master custody; trustee and recordkeeping; securities lending; performance, risk and compliance analytics; and investment manager operations outsourcing. New business from existing and new clients drove growth in servicing fees. Higher securities lending revenue was a contributor as well. The impact of declines in comparable average equity market valuations offset some of the growth. Many servicing contracts are priced based in part on daily average values of assets under custody. For the three months ended March 31, 2002, the daily average S&P 500® index declined 11% and the MSCI EAFE® index declined 20% from the first three months of 2001. Total assets under custody were $6.3 trillion, compared to $5.8 trillion a year ago.

Management fees from investment management services, delivered through State Street Global Advisors, were $135 million in the first quarter of 2002, up 6% from $127 million a year ago, reflecting new business, including business gained through acquisitions. The impact of declines in comparable average equity market valuations partially offset growth in management fees. Management fees are largely based on the average of month-end values of assets under management. For the three months ended March 31, 2002, the average of month-end indices declined 10% for the S&P 500® index and 19% for the MSCI EAFE® index from the first three months of 2001. Management fees include revenue from an extensive range of investment management strategies, securities lending, specialized investment management advisory services, and other services. Total assets under management were $808 billion, compared to $703 billion in 2001.

Foreign exchange trading revenue was $68 million for the first quarter of 2002, compared to $99 million a year ago, primarily reflecting low currency volatility in the quarter. Volatility in State Street’s most-traded currencies experienced a sharp decline, and U.S. investors are doing less cross-border investing during this current period of economic and political uncertainty.

Processing fees and other revenue for the first quarter of 2002 was $76 million, up $5 million from 2001, excluding the write-off of State Street’s total investment in Bridge Information Systems, Inc., recorded in  March 2001, of $50 million. Processing fees and other revenue includes fees from brokerage services, software licensing and maintenance, loan fees, investment banking, trade banking, profits and losses from joint ventures, gains and losses on sales of investment securities, gains and losses on sales of leased equipment and other assets, trading account profits and losses, amortization of investments in tax-advantaged financings, and residual interests from special purpose entities.

PART I.  ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

Net Interest Revenue

Taxable-equivalent net interest revenue for the first quarter was $296 million, up $35 million, or 14%, from a year ago. State Street provides repurchase agreements and deposit services for clients’ investment activities, which generates net interest revenue. Improved spreads between rates paid and rates earned versus a year ago, reflecting the impact of significant rate decreases worldwide in 2001, and balance sheet growth from clients’ investment activities drove the increase in net interest revenue.

	Three Months Ended March 31,
	2002		2001
(Dollars in millions)	Average Balance	Rate	Average Balance	Rate

Interest-earning assets	$71,145	3.07%	$62,990	5.59%
Interest-bearing liabilities	62,779	1.58	54,279	4.54

Excess of rate earned over rate paid		1.49%		1.05%

Net Interest Margin		1.69%		1.68%

Net interest margin for the three months ended March 31, 2002, was 1.69%, compared to 1.68% in 2001. Rates earned in excess of rates paid increased by 44 basis points year-over-year.

Operating Expenses

Operating expenses for the first quarter of 2002 were $715 million, up $17 million, or 2%, from comparable expenses of $698 million. Comparable expenses for the first quarter of 2001 exclude $8 million of goodwill amortization expense. State Street has lowered its growth rate of expenses by aligning more rigorously levels of expense with strategic priorities, while continuing to invest in the best key initiatives that offer opportunities for future growth.

Salaries and employee benefits expenses increased $29 million, or 7%, to $421 million, reflecting additional staff hired in the first half of 2001 to support new business installed during that year.

Information systems and communications expense grew $9 million to $96 million for the first quarter, as State Street continued to invest in the hardware and software critical to continued growth and in efficiency improvements.

Transaction processing services expense of $59 million was down $5 million, or 8%, reflecting lower contract service costs.

Occupancy expense increased $7 million to $60 million, reflecting additional space necessary for additional staff hired in the first half of 2001 to support new business installed during that year.

Other operating expenses were down $23 million on a comparable basis, excluding $8 million of goodwill amortization expense in 2001, reflecting the success of efforts to align levels of expense with strategic priorities. Lower professional services and travel expenses drove the decline. Effective January 1, 2002, State Street adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but will be subject to annual impairment tests in accordance with the Statement. Based upon management’s review, no impairment of goodwill has been identified.

PART I.  ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

State Street will continue to align people and resources to keep pace with market opportunities and business growth. Staff reductions such as the actions announced April 29, 2002, where the Corporation disclosed plans to reduce staff by approximately 375 positions, will be balanced by hiring and expansion in growth areas. State Street anticipates that expenses related to the reductions will decrease second-quarter diluted earnings per share by approximately $.04. The savings from these actions are expected to offset the associated costs by the end of the year, and the net impact will be neutral to diluted earnings per share for the full year.

Income Taxes

Income taxes for the first quarter of 2002 were $88 million, up from $79 million in the first quarter of last year, excluding the impact of the write-off of Bridge Information Systems, Inc. State Street’s estimated full-year tax rate for 2002 is 33.0%, up from 32.6% for the full year 2001.

Credit Quality

At March 31, 2002, total gross loans were $4.9 billion. At quarter end, the allowance for loan losses was $61 million, an increase from $58 million a year ago. For the quarter ended March 31, 2002, the provision for loan losses charged against income was $1 million; there were no charge-offs during the first quarter of 2002, and there were $2 million in recoveries. At March 31, 2002, State Street had no non-performing loans, down from $4 million a year ago.

Lines of Business

Following is a summary of line of business operating results for the three months ended March 31:

	Investment Servicing		Investment Management
(Dollars in millions; taxable equivalent)	2002	2001	2002	2001

Fee revenue:
Servicing fees	$422	$396
Management fees			$135	$127
Foreign exchange trading	68	99
Other(1)	72	64	4	7

Total fee revenue	562	559	139	134
Net interest revenue after provision for loan losses	284	241	11	19

Total operating revenue(1)	846	800	150	153
Operating expense	579	572	136	134

Operating earnings before income taxes(1)	$267	$228	$14	$19

Pre-tax margin	32%	29%	9%	12%
Average assets (billions)	$74.6	$67.1	$1.9	$1.7

(1)	Operating results for the three months ended March 31, 2001 exclude the write-off of $50 million for State Street’s investment in Bridge.

PART I.  ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

Investment Servicing.    Investment Servicing includes custody, accounting, daily pricing and administration; master trust and master custody; trustee and recordkeeping; foreign exchange; securities lending; deposit and short-term investment facilities; lease financing; investment manager operations outsourcing; and performance, risk and compliance analytics to support institutional investors. State Street provides shareholder services, which includes mutual fund and collective fund shareholder accounting, through 50%-owned affiliates, Boston Financial Data Services, Inc. and the International Financial Data Services group of companies. Revenue from Investment Servicing comprised 85% of State Street’s total operating revenue for the three months ended March 31, 2002.

Total operating revenue for the three months ended March 31, 2002, increased $46 million to $846 million, up 6% from $800 million reported for the first three months of 2001. This increase in revenue is driven primarily by an 18% increase in net interest revenue and a 6% increase in servicing fees; offset somewhat by a decline in foreign exchange trading revenue.

Servicing fees in the first quarter of 2002 were $422 million, up 6% from a year ago. New business from existing and new clients drove growth in servicing fees. Higher securities lending revenue was a contributor as well. The impact of declines in comparable average equity market valuations offset some of the growth. Many servicing contracts are priced based in part on daily average values of assets under custody. For the three months ended March 31, 2002, the daily average S&P 500 index declined 11% and the MSCI EAFE index declined 20% from the first three months of 2001. Total assets under custody were $6.3 trillion, compared to $5.8 trillion a year ago.

Net interest revenue benefited from improved spreads between rates paid and rates earned versus a year ago, which reflected the multiple decreases in interest rates globally throughout 2001. Balance sheet growth, driven by clients’ investment activities, was a contributing factor as well.

Foreign exchange trading revenue was $68 million for the first quarter of 2002, compared to $99 million a year ago, primarily reflecting low currency volatility in the quarter. Volatility in State Street’s most-traded currencies experienced a sharp decline, and U.S. investors are doing less cross-border investing during this current period of economic and political uncertainty.

Operating expenses for the first quarter of 2002 were $579 million, up $12 million, or 2%, from comparable expenses of $567 million. Comparable expenses for the first quarter of 2001 exclude $5 million of goodwill amortization expense. Salaries and employee benefits expenses increased, reflecting additional staff hired in the first half of 2001 to support new business installed during that year, and information systems and communications expense grew for the first quarter, as State Street continued to invest in the hardware and software critical to continued growth and in efficiency improvements. Offsetting growth in expenses, transaction processing services expense was down, reflecting lower contract service costs, and other operating expenses were down, reflecting lower professional services and travel expenses.

Investment Management.    Investment Management offers a broad array of services for managing financial assets, including investment management and investment research services for both institutions and individual investors worldwide. These services included active and passive U.S. and non-U.S. equity and fixed income strategies, and other related services, such as securities lending. Revenue from this line of business comprised 15% of State Street’s total operating revenue for the three months ended March 31, 2002.

Total revenue for the three months ended March 31, 2002 was $150 million, down $3 million, or 2%, from $153 million reported for the first three months of 2001. Growth in management fees was offset by a decline in net interest revenue.

PART I.  ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

Management fees from investment management services, delivered through State Street Global Advisors, were $135 million in the first quarter of 2002, up 6% from $127 million a year ago, reflecting new business, including business gained through acquisitions. The impact of declines in comparable average equity market valuations partially offset growth in management fees. Management fees are largely based on the average of month-end values of assets under management. For the three months ended March 31, 2002, the average of month-end indices declined 10% for the S&P 500 index and 19% for the MSCI EAFE index from the first three months of 2001. Total assets under management were $808 billion, compared to $703 billion in 2001.

Operating expenses for the quarter of 2002 were $136 million, up $5 million, or 4%, from comparable expenses of $131 million. Comparable expenses for the first quarter of 2001 exclude $3 million of goodwill amortization expense. State Street has lowered its growth rate of expenses by aligning more rigorously levels of expense with strategic priorities, while continuing to invest in the best key initiatives that offer opportunities for future growth. Salaries and employee benefits expense increased primarily due to acquisitions.

Liquidity and Capital

Liquidity.    The primary objective of State Street’s liquidity management is to ensure that the Corporation has sufficient funds to meet its commitments and business needs, including accommodating the transaction and cash management requirements of its clients. Liquidity is provided by State Street’s access to global debt markets, its ability to gather additional deposits from its clients, maturing short-term assets, sales of securities and repayment of clients’ loans. Client deposits and other funds provide multi-currency, geographically diverse sources of liquidity. State Street maintains a large portfolio of liquid assets. As of March 31, 2002, the Corporation’s liquid assets were 88% of total assets.

Capital.    State Street’s objective is to maintain a strong capital base in order to provide financial flexibility for its business needs, including funding corporate growth and supporting clients’ cash management needs. As a state-chartered bank and member of the Federal Reserve System, State Street Bank, State Street’s principal subsidiary, is primarily regulated by the Federal Reserve Board, which has established guidelines for minimum capital ratios. State Street has developed internal capital adequacy policies to ensure that State Street Bank meets or exceeds the level required for the “well capitalized” category, the highest of the Federal Reserve Board’s five capital categories. State Street Bank must meet the regulatory designation of “well capitalized” in order for State Street to maintain its status as a financial holding company. State Street’s capital management emphasizes risk exposure rather than asset levels. At March 31, 2002, State Street Bank’s Tier 1 risk-based capital ratio was 13.7% and the Corporation’s Tier 1 risk-based capital ratio was 14.6%. Both significantly exceed the regulatory minimum of 4% and the well-capitalized threshold of 6%. See Note H to the Consolidated Financial Statements for further information.

Trading Activities: Foreign Exchange and Interest Rate Sensitivity

As part of its trading activities, the Corporation assumes positions in both the foreign exchange and interest rate markets by buying and selling cash instruments and using financial derivatives, including foreign exchange forward contracts, foreign exchange and interest rate options, and interest rate swaps. As of March 31, 2002, the notional amount of these derivative instruments was $182.6 billion, of which $168.1 billion were foreign exchange forward contracts. Long and short foreign exchange forward positions are closely matched to minimize currency and interest rate risk. All foreign exchange contracts are valued daily at current market rates.

PART I.  ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

The following table presents State Street’s market risk for its trading activities as measured by its value at risk methodology:

Value at Risk for the three months ended March 31,

(Dollars in millions)	Average	Maximum	Minimum

2002:
Foreign exchange products	$.8	$1.7	$.4
Interest rate products	3.1	4.3	2.3
2001:
Foreign exchange products	1.0	1.6	.4
Interest rate products	3.4	3.9	3.0

State Street compares actual daily profits and losses from trading activities to estimate one-day value at risk. During the first three months of 2002, State Street did not experience any trading losses in excess of its end-of-day value at risk estimate.

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

Cross-border investing.    Increased cross-border investing by clients worldwide benefits State Street’s revenue. Future revenue may increase or decrease depending upon the extent of increases or decreases in cross-border investments made by clients or future clients. Economic and political uncertainties resulting from terrorist attacks and subsequent military actions could result in decreased cross-border investment activities.

PART I.  ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

Savings rate of individuals.    State Street benefits from the savings of individuals that are invested in mutual funds and other collective funds or in defined contribution plans. Changes in savings rates or investment styles may affect revenue.

Value of worldwide financial markets.    As worldwide financial markets increase or decrease in value, State Street’s opportunities to invest and service financial assets may change. Since a portion of the Corporation’s fees are based on the value of assets under custody and management, fluctuations in the valuation of worldwide securities markets will affect revenue. State Street estimates, based on a study conducted in 2000, that a 10% increase or decrease in worldwide equity values would cause a corresponding change in State Street’s total revenue of approximately 2%. If bond values worldwide were to increase or decrease by 10%, State Street would anticipate a corresponding change of approximately 1% in its total revenue.

Dynamics of markets served.    Changes in markets served, including the growth rate of collective funds worldwide, outsourcing decisions, mergers, acquisitions and consolidations among clients and competitors and the pace of debt issuance, can affect revenue. In general, State Street benefits from increases in the volume of financial market transactions serviced.

State Street provides services worldwide. Global and regional economic factors and changes or potential changes in laws and regulations affecting the Corporation’s business—including volatile currencies, pace of inflation, changes in monetary policy, and social and political instability—could affect results of operations. For example, the significant slowing of economic growth globally is affecting worldwide equity values and business growth. The terrorist attacks that took place in the United States on September 11, 2001, and subsequent military and terrorist activities, have caused economic and political uncertainties. These activities and the national and global efforts to combat terrorism have affected and may further adversely affect economic growth, and may have other adverse effects on many companies, including State Street, in ways that are not predictable.

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

Liquidity.    Any occurrence which may limit the Corporation’s access to the funds markets, such as a decline in the confidence of debt purchasers, depositors or counterparties participating in the funds markets in general or with State Street in particular, or a downgrade of State Street’s debt rating, may adversely affect State Street.

Capital.    Under regulatory capital adequacy guidelines, State Street and State Street Bank must meet guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items, subject to qualitative judgments by regulators about components, risk weightings and other factors. Failure to meet minimum capital requirements could have a direct material effect on State Street’s financial condition; failure to

PART I.  ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

maintain the status of “well capitalized” under the regulatory framework could affect State Street’s status as a financial holding company and eligibility for streamlined review process for acquisition proposals. In addition, failure to maintain the status of “well capitalized” could affect the confidence of State Street’s clients in the Corporation and would adversely affect its business.

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

Business continuity.    State Street has business continuity and disaster recovery plans in place. However, events, including terrorist or military actions and resulting political and social turmoil, could arise that would cause unforeseen damage to State Street’s physical facilities or could cause delays or disruptions to operational functions, including information processing and financial market settlement functions. Additionally, State Street’s clients, vendors and counterparties could suffer from such events. Should these events affect State Street, or the clients, vendors or counterparties with which it conducts business, State Street’s results of operations could be negatively affected.

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

PART I.  ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

Acquisitions and alliances.    Acquisitions of complementary businesses and technologies and development of strategic alliances are an active part of State Street’s overall business strategy. The Corporation has completed several acquisitions and alliances in recent years. However, there can be no assurance that services, technologies, key personnel or businesses of acquired companies will be effectively assimilated into State Street’s business or service offerings or that alliances will be successful.

PART I.  ITEM 3.
Quantitative and Qualitative Disclosure About Market Risk

See information under the caption “Trading Activities: Foreign Exchange and Interest Rate Sensitivity” on pages 19-20.

State Street’s Risk Management function is described in detail in the Corporation’s 2001 Annual Report on Form 10-K.

PART II—OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)    Directors of the Corporation who are not employees receive an annual retainer of $50,000 payable at their election in shares of Common Stock of the Corporation or in cash. In April 2002, a total of 12,740 shares were issued and receipt of 3,185 shares was deferred as payment for the 2002 annual retainer. Exemption from registration of the shares is claimed by the Corporation under Section 4(2) of the Securities Act of 1933.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Registrant’s annual meeting of stockholders was held on April 17, 2002. At the meeting, the following nominees for Director were elected:

	Number of Shares
	For	Withheld
Tenley E. Albright, M.D.	272,722,200	4,163,964
Nader F. Darehshori	274,058,440	2,827,724
Ronald E. Logue	274,061,287	2,824,877
Gregory L. Summe	274,018,566	2,867,598
Diana Chapman Walsh	273,931,817	2,954,347

The following directors continue in office: David A. Spina, I. MacAllister Booth, Truman S. Casner, Arthur L. Goldstein, David P. Gruber, Linda A. Hill, Charles R. LaMantia, Dennis J. Picard, Alfred Poe, Richard P. Sergel, and Robert E. Weissman.

Also at the meeting, the following action was voted upon:

	Number of Shares
	For	Against	Abstain or Not Voting	Broker Nonvotes
Vote to increase the number of shares of Common Stock available under the 1997 Equity Incentive Plan	258,203,505	16,762,337	1,920,322
Vote to approve the performance goals under the 1997 Equity Incentive Plan	265,531,281	8,678,352	2,676,531
Vote to request the directors to redeem the outstanding rights under the Corporation’s Rights Agreement	124,585,393	113,219,531	3,907,444	35,173,796
Vote to exempt the Board of Directors from Massachusetts General Laws, Chapter 156B, Section 50A(a)	85,747,069	147,724,962	8,240,337	35,173,796
Vote to amend the By-laws applicable to the Audit Committee and independent auditors, self-dealing and interlocking directorships	18,498,724	216,935,766	6,277,878	35,173,796

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit Index

Exhibit Number		Page of this Report
12	Ratio of earnings to fixed charges	27
15	Letter regarding unaudited interim financial information	28

(b) Current Reports on Form 8-K

A current report on Form 8-K dated March 12, 2002, was filed, by the Registrant, on March 12, 2002, with the Securities Exchange Commission that reported the resignation of Ronald L. O’Kelley as Chief Financial Officer, and the interim appointment of Stefan M. Gavell as acting Chief Financial Officer.

A current report on Form 8-K dated April 30, 2002, was filed, by the Registrant, on April 30, 2002, with the Securities Exchange Commission that reported staff reductions and the estimated impact on the Registrant’s diluted earnings per share.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STATE STREET CORPORATION

Date: May 3, 2002	By:	/s/ STEFAN M. GAVELL

Stefan M. Gavell Executive Vice President and Chief Financial Officer

Date: May 3, 2002	By:	/s/ FREDERICK P. BAUGHMAN

Frederick P. Baughman Senior Vice President, Controller and Chief Accounting Officer