Form 10-Q
period 2002-06-30
STATE STREET CORP
filed 2002-08-02
CIK 93751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2002

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

Yes  ☒        No  ☐

The number of shares of the Registrant’s Common Stock outstanding on June 30, 2002 was 324,044,406

STATE STREET CORPORATION

PART I.  ITEM 1.
FINANCIAL STATEMENTS

Consolidated Statement of Income—State Street Corporation (Unaudited)

(Dollars in millions, except per share data) Three months ended June 30,	2002	2001

Fee Revenue
Servicing fees	$440	$426
Management fees	141	135
Foreign exchange trading	91	99
Processing fees and other	83	77

Total fee revenue	755	737

Net Interest Revenue
Interest revenue	510	732
Interest expense	261	493

Net interest revenue	249	239
Provision for loan losses	1	3

Net interest revenue after provision for loan losses	248	236

Total Revenue	1,003	973

Operating Expenses
Salaries and employee benefits	440	416
Information systems and communications	91	90
Transaction processing services	59	60
Occupancy	60	56
Other	88	103

Total operating expenses	738	725

Income before income taxes	265	248
Income taxes	87	81

Net Income	$178	$167

Earnings Per Share
Basic	$.55	$.51
Diluted	.54	.50
Average Shares Outstanding (in thousands)
Basic	323,858	325,214
Diluted	328,262	330,537
Cash Dividends Declared Per Share	$.12	$.10

The accompanying notes are an integral part of these financial statements.

PART I.  ITEM 1.
FINANCIAL STATEMENTS (continued)

Consolidated Statement of Income—State Street Corporation (Unaudited)

(Dollars in millions, except per share data) Six months ended June 30,	2002	2001

Fee Revenue
Servicing fees	$862	$822
Management fees	276	262
Foreign exchange trading	159	198
Processing fees and other	159	98

Total fee revenue	1,456	1,380

Net Interest Revenue
Interest revenue	1,034	1,587
Interest expense	504	1,101

Net interest revenue	530	486
Provision for loan losses	2	4

Net interest revenue after provision for loan losses	528	482

Total Revenue	1,984	1,862

Operating Expenses
Salaries and employee benefits	861	808
Information systems and communications	187	177
Transaction processing services	118	124
Occupancy	120	109
Other	167	213

Total operating expenses	1,453	1,431

Income before income taxes	531	431
Income taxes	175	143
Net Income	$356	$288

Earnings Per Share
Basic	$1.10	$.89
Diluted	1.08	.87
Average Shares Outstanding (in thousands)
Basic	323,774	324,949
Diluted	328,450	330,361
Cash Dividends Declared Per Share	$.23	$.195

The accompanying notes are an integral part of these financial statements.

PART I.  ITEM 1.
FINANCIAL STATEMENTS (continued)

Consolidated Statement of Condition—State Street Corporation

	June 30,	December 31,
(Dollars in millions, except per share data)	2002	2001

	(Unaudited)	(Note A)
Assets
Cash and due from banks	$1,960	$1,651
Interest-bearing deposits with banks	25,602	20,317
Securities purchased under resale agreements and securities borrowed	17,771	16,680
Federal funds sold	2,550
Trading account assets	872	994
Investment securities (including securities pledged of $7,835 and $9,006)	20,016	20,781
Loans (less allowance of $63 and $58)	5,368	5,283
Premises and equipment	863	829
Accrued income receivable	853	880
Goodwill	477	470
Other intangible assets	139	142
Other assets	3,857	1,823

Total Assets	$80,328	$69,850

Liabilities
Deposits:
Interest-bearing—U.S.	$8,657	$2,753
Noninterest-bearing	10,031	9,390
Interest-bearing—Non-U.S.	28,284	26,416

Total deposits	46,972	38,559
Securities sold under repurchase agreements	20,122	19,006
Federal funds purchased	1,972	3,315
Other short-term borrowings	1,131	1,012
Accrued taxes and other expenses	1,649	1,582
Other liabilities	3,023	1,314
Long-term debt	1,272	1,217

Total Liabilities	76,141	66,005

Stockholders’ Equity
Preferred stock, no par: authorized 3,500,000; issued none
Common stock, $1 par: authorized 500,000,000; issued 329,994,000 and 329,999,000	330	330
Surplus	103	110
Retained earnings	3,893	3,612
Other unrealized comprehensive income	117	70
Treasury stock, at cost (5,949,000 and 6,329,000 shares)	(256)	(277)

Total Stockholders’ Equity	4,187	3,845

Total Liabilities and Stockholders’ Equity	$80,328	$69,850

The accompanying notes are an integral part of these financial statements.

PART I.  ITEM 1.
FINANCIAL STATEMENTS (continued)

Consolidated Statement of Changes in Stockholders’ Equity—State Street Corporation (Unaudited)

	Common Stock			Retained	Other Unrealized Comprehensive	Treasury Stock
(Dollars in millions, shares in thousands)	Shares	Amount	Surplus	Earnings	Income (Loss)	Shares	Amount	Total

Balance at December 31, 2000	167,219	$167	$69	$3,278	$(1)	5,508	$(251)	$3,262
Comprehensive income:
Net income				288				288
Change in net unrealized gain/loss on available-for-sale securities, net of related tax expense of $18					26			26
Foreign currency translation, net of related tax benefit of $9					(17)			(17)
Other					5			5

Comprehensive income				288	14			302
Cash dividends declared—$.195 per share (post split)				(63)				(63)
Stock split in the form of 100% stock dividend	162,698	163		(163)		139
Common stock issued pursuant to:
Acquisitions			43			(2,490)	139	182
Stock awards and options exercised, net of tax benefit of $9	(1)		(2)			(578)	38	36
Debt conversion			(1)			(8)	1
Common stock acquired						535	(42)	(42)

Balance at June 30, 2001	329,916	$330	$109	$3,340	$13	3,106	$(115)	$3,677

Balance at December 31, 2001	329,999	$330	$110	$3,612	$70	6,329	$(277)	$3,845
Comprehensive income:
Net income				356				356
Change in net unrealized gain/loss on available-for-sale securities, net of related tax expense of $15					23			23
Foreign currency translation, net of related tax expense of $14					26			26
Other, net of related tax benefit of $2					(2)			(2)

Comprehensive income				356	47			403
Cash dividends declared—$.12 per share				(75)				(75)
Common stock issued pursuant to:
Stock awards and options exercised, net of tax benefit of $19	(5)		(4)			(1,940)	88	84
Debt conversion			(3)			(70)	3
Common stock acquired						1,630	(70)	(70)

Balance at June 30, 2002	329,994	$330	$103	$3,893	$117	5,949	$(256)	$4,187

The accompanying notes are an integral part of these financial statements.

PART I.  ITEM 1.
FINANCIAL STATEMENTS (continued)

Consolidated Statement of Cash Flows—State Street Corporation (Unaudited)

(Dollars in millions) Six months ended June 30,	2002	2001

Operating Activities
Net Income	$356	$288
Non-cash charges for depreciation, amortization, provision for loan losses and deferred income taxes	387	137
Securities gains, net	(14)	(21)
Change in trading account assets, net	32	(606)
Other, net	(380)	(412)

Net Cash Provided by (Used by) Operating Activities	381	(614)

Investing Activities
Payments for purchases of:
Available-for-sale securities	(6,231)	(9,618)
Held-to-maturity securities	(465)	(3,200)
Premises and equipment	(150)	(121)
Equity investments and other long-term assets	(16)	(166)
Lease financing assets		(404)
Business acquisitions, net of cash acquired		(91)
Proceeds from:
Maturities of available-for-sale securities	4,756	3,534
Maturities of held-to-maturity securities	368	3,109
Sales of available-for-sale securities	2,406	2,857
Principal collected from lease financing	26	20
Net (payments for) proceeds from:
Interest-bearing deposits with banks	(5,285)	(705)
Federal funds sold, resale agreements and securities borrowed	(3,641)	3,728
Loans	(36)	50

Net Cash Used by Investing Activities	(8,268)	(1,007)

Financing Activities
Proceeds from issuance of:
Non-recourse debt for lease financing		305
Treasury stock	65	28
Payments for:
Non-recourse debt for lease financing	(41)	(79)
Long-term debt	(1)	(1)
Cash dividends	(71)	(62)
Purchase of common stock	(70)	(42)
Net proceeds from (payments for):
Deposits	8,422	2,412
Short-term borrowings	(108)	(1,017)

Net Cash Provided by Financing Activities	8,196	1,544

Net Increase (Decrease)	309	(77)
Cash and due from banks at beginning of period	1,651	1,618

Cash and Due From Banks at End of Period	$1,960	$1,541

The accompanying notes are an integral part of these financial statements.

PART I.  ITEM 1.
FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements—State Street Corporation (Unaudited)

Note A—Basis of Presentation

State Street Corporation (“State Street” or the “Corporation”) is a financial holding company that provides custody, accounting, daily pricing and administration; master trust and master custody; investment management; trustee and recordkeeping; foreign exchange; securities lending; cash management; trading; and information services to clients worldwide. State Street reports two lines of business. Investment Servicing includes custody, accounting, daily pricing and administration; master trust and master custody; trustee and recordkeeping; foreign exchange and trading services; securities lending; deposit and short-term investment facilities; lease financing; investment manager operations outsourcing; and performance, risk and compliance analytics to support institutional investors. Investment Management offers a broad array of services for managing financial assets, including investment management and investment research services for both institutions and individual investors worldwide; these services include active and passive U.S. and non-U.S. equity and fixed income strategies, and other related services, such as securities lending.

The consolidated financial statements include the accounts of State Street and its subsidiaries, including its principal subsidiary, State Street Bank and Trust Company (“State Street Bank”). State Street sells and distributes securities for two types of special purpose entities (SPEs) that are not included in the consolidated financial statements of the Corporation. These SPEs are described in detail under the caption “Critical Accounting Policies” in Management’s Discussion and Analysis of Results of Operations and Financial Condition in State Street’s December 31, 2001 annual report on Form 10-K.

In June 2002, State Street created a new type of SPE that does not qualify for off-balance sheet treatment under generally accepted accounting principles because State Street retains control over the SPE through the existence of a call feature on the securities. The SPE is included in the consolidated financial statements of the Corporation. Investments held by the SPE are included in available-for-sale investment securities. See Note B for further details. Interest income from the securities held by the SPE is included in interest revenue. The liability due to clients owning interests in this SPE is included in other liabilities, and interest expense from these obligations is included in interest expense.

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

In November 2001, the FASB issued Emerging Issues Task Force (“EITF”) No. 01-14, “Income Statement Characterization of Reimbursements Received for Out-Of-Pocket Expenses Incurred.” This guidance, effective

PART I.  ITEM 1.
FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements—State Street Corporation (Unaudited)

Note A—Basis of Presentation (continued)

January 1, 2002, requires companies to recognize the reimbursement of client out-of-pocket expenses on a gross basis as revenue and operating expense. Prior to 2002, State Street netted these client reimbursements against the corresponding operating expenses. Client reimbursements for out-of-pocket expenses are reflected in fee revenue in the accompanying financial statements. Prior periods have been reclassified to reflect this presentation, which resulted in an increase to fee revenue and operating expenses of $6 million and $13 million for the three and six months ended June 30, 2001, respectively.

In the opinion of management, the Corporation’s financial statements presented herein are fairly stated in accordance with generally accepted accounting principles. Certain previously reported amounts have been reclassified to conform to the current method of presentation. Operating results for the six-month period ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These statements should be read in conjunction with the financial statements and other information included in State Street’s latest annual report on Form 10-K.

The Statement of Condition at December 31, 2001, has been derived from the audited financial statements at that date, but does not include footnotes required by generally accepted accounting principles for complete financial statements.

Note B—Investment Securities

Available-for-sale securities and held-to-maturity securities consisted of the following as of the dates indicated:

	June 30, 2002				December 31, 2001
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
(Dollars in millions)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Available for sale:
U.S. Treasury and federal agencies	$9,691	$101	$1	$9,791	$10,157	$94	$3	$10,248
State and political subdivisions	1,598	31		1,629	1,444	20	1	1,463
Asset-backed securities	3,562	72	8	3,626	3,592	58	12	3,638
Collateralized mortgage obligations	852	5	2	855	789	7	1	795
Other debt investments	596	3		599	568	5	1	572
Money market mutual funds and other equity securities	1,979	4	3	1,980	2,624		2	2,622

Total	$18,278	$216	$14	$18,480	$19,174	$184	$20	$19,338

Held to maturity:
U.S. Treasury and federal agencies	$1,311	$10		$1,321	$1,296	$13	$1	$1,308
Other investments	225			225	147			147

Total	$1,536	$10		$1,546	$1,443	$13	$1	$1,455

During the six months ended June 30, 2002, there were gross gains of $18 million and gross losses of $4 million realized on the sales of available-for-sale securities. During the six months ended June 30, 2001, there were gross gains of $21 million and gross losses of less than $1 million realized on the sales of available-for-sale securities.

PART I.  ITEM 1.
FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements—State Street Corporation (Unaudited)

Note B—Investment Securities (continued)

In June 2002, State Street created a new type of SPE. This SPE invests in tax-exempt, investment-grade assets. The assets of the SPE are consolidated in the financial statements of the Corporation. To effect commencement of this SPE, State Street Bank sold approximately $90 million of municipal securities to the consolidated SPE at fair market value. For financial statement presentation, this was reflected as a one-time transfer of $90 million of municipal securities from trading account assets to available-for-sale investment securities. At June 30, 2002, approximately $213 million of state and political subdivision securities held by the SPE are included in available-for-sale investment securities.

Note C—Allowance for Loan Losses

State Street establishes an allowance for loan losses to absorb probable credit losses. Changes in the allowance for loan losses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2002	2001	2002	2001

Balance at beginning of period	$61	$58	$58	$57
Provision for loan losses	1	3	2	4
Recoveries	1		3

Balance at end of period	$63	$61	$63	$61

There were no loan charge-offs during the six months ended June 30, 2002 and 2001.

Note D—Goodwill and Other Intangible Assets

The following pro forma table adjusts reported net income and earnings per share for the three and six months ended June 30, 2001, to exclude amortization of goodwill:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in millions, except per share data)	2002	2001	2002	2001

Reported net income	$178	$167	$356	$288
Add back: goodwill amortization, after tax		7		12

Adjusted net income	$178	$174	$356	$300

Basic earnings per share:
Reported net income	$.55	$.51	$1.10	$.89
Goodwill amortization, after tax		.02		.03

Adjusted basic earnings per share	$.55	$.53	$1.10	$.92

Diluted earnings per share:
Reported net income	$.54	$.50	$1.08	$.87
Goodwill amortization, after tax		.03		.04

Adjusted diluted earnings per share	$.54	$.53	$1.08	$.91

PART I.  ITEM 1.
FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements—State Street Corporation (Unaudited)

Note D—Goodwill and Other Intangible Assets (continued)

The changes in the carrying amount of goodwill for the three and six months ended June 30, 2002, are as follows:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(Dollars in millions)	Investment Servicing	Investment Management	Total	Investment Servicing	Investment Management	Total

Balance at beginning of period	$264	$210	$474	$261	$209	$470
Goodwill acquired				4	1	5
Purchase price adjustment		(3)	(3)		(3)	(3)

Translation adjustments	5	1	6	4	1	5

Balance at end of period	$269	$208	$477	$269	$208	$477

The gross carrying amount and accumulated amortization of other intangible assets as of June 30, 2002, is as follows:

(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Other intangible assets:
Customer lists	$121	$7	$114
Bond servicing rights	62	38	24
Software and other	3	2	1

Total	$186	$47	$139

Amortization expense related to other intangible assets was $6 million for the six months ended June 30, 2002. State Street expects to amortize $3 million per quarter through the year 2007 related to intangible assets currently held.

Note E—Stock Options

During the six months ended June 30, 2002, State Street granted 1.2 million stock options at a weighted average option price of $49.63; a total of 1.6 million options were exercised during the same period with a weighted average option price of $27.84.

Note F—Processing Fees and Other Fee Revenue

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

Processing fees and other revenue of $159 million and $98 million for the six months ended June 30, 2002 and 2001, respectively, included $54 million and $45 million, respectively, for brokerage services. In the first quarter of 2001, State Street recorded the write-off of $50 million of its total investment in Bridge Information Systems, Inc. in processing fees and other revenue.

PART I.  ITEM 1.
FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements—State Street Corporation (Unaudited)

Note G—Net Interest Revenue

Net interest revenue consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2002	2001	2002	2001

Interest Revenue
Deposits with banks	$160	$199	$321	$445
Securities purchased under resale agreements, securities
borrowed and federal funds sold	102	217	198	519
Investment securities:
U.S. Treasury and federal agencies	106	107	218	228
State and political subdivisions (exempt from federal tax)	15	19	32	37
Other investments	72	108	150	187
Commercial and financial loans	22	39	46	85
Lease financing	26	29	54	57
Trading account assets	7	14	15	29

Total interest revenue	510	732	1,034	1,587

Interest Expense
Deposits	133	235	244	510
Other borrowings	111	235	222	545
Long-term debt	17	23	38	46

Total interest expense	261	493	504	1,101

Net interest revenue	$249	$239	$530	$486

Note H—Operating Expenses—Other

The other category of operating expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2002	2001	2002	2001

Professional services	$34	$33	$55	$64
Advertising and sales promotion	13	15	26	32
Other	41	55	86	117

Total operating expenses—other	$88	$103	$167	$213

PART I.  ITEM 1.
FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements—State Street Corporation (Unaudited)

Note I—Regulatory Matters

The regulatory capital amounts and ratios were the following at June 30, 2002 and December 31, 2001:

	Regulatory Guidelines (1)		State Street		State Street Bank
(Dollars in millions)	Minimum	Well Capitalized	2002	2001	2002	2001

Risk-based ratios:
Tier 1 capital	4%	6%	15.1%	13.6%	14.3%	12.9%
Total capital	8	10	16.1	14.5	14.4	13.0
Tier 1 leverage ratio	3	5	5.3	5.4	5.3	5.3
Tier 1 capital			$4,103	$3,795	$3,819	$3,558
Total capital			4,360	4,050	3,852	3,587
Adjusted risk-weighted assets and market-risk equivalents:
On-balance sheet			$19,511	$20,528	$19,043	$20,141
Off-balance sheet			7,173	6,708	7,176	6,710
Market-risk equivalents			466	706	442	679

Total			$27,150	$27,942	$26,661	$27,530

Quarterly average adjusted assets			$77,761	$70,922	$72,582	$67,496

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

Note J—Lines of Business

The following is a summary of the lines of business operating results for the six months ended June 30:

(Dollars in millions, except where otherwise noted; taxable equivalent)	Investment Servicing		Investment Management
	2002	2001	2002	2001

Total revenue	$1,707	$1,637	$307	$304
Income before income taxes	525	478	36	32
Average assets (billions)	75.8	66.9	1.9	1.8

Total revenue presented above is greater than the consolidated statement of income by the taxable equivalent adjustments of $30 million and $29 million for the six months ended June 30, 2002 and 2001, respectively. In addition, for the six months ended June 30, 2001, total revenue and income before income taxes presented above is greater than the reported consolidated statement of income by $50 million for the write-off of State Street’s total investment in Bridge Information Systems, Inc.

PART I.  ITEM 1.
FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements—State Street Corporation (Unaudited)

Note K—Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share data; shares in thousands)	2002	2001	2002	2001

Net Income	$178	$167	$ 356	$288
Earnings per share
Basic	$ .55	$ .51	$1.10	$ .89
Diluted	.54	.50	1.08	.87
Basic average shares	323,858	325,214	323,774	324,949
Stock options and stock awards	4,049	4,640	4,297	4,726
7.75% convertible subordinated debentures	355	683	379	686

Dilutive average shares	328,262	330,537	328,450	330,361

Note L—Commitments and Contingent Liabilities

State Street provides custody, accounting, daily pricing and administration; master trust and master custody; investment management; trustee and recordkeeping; foreign exchange; securities lending; cash management; trading; and information services to clients worldwide. Assets under custody and assets under management are held by State Street in a fiduciary or custodial capacity and are not included in the Consolidated Statement of Condition because such items are not assets of State Street. Management conducts regular reviews of its responsibilities for these services and considers the results in preparing its financial statements. In the opinion of management, there are no contingent liabilities at June 30, 2002, that would have a material adverse effect on State Street’s financial position or results of operations.

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
FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements—State Street Corporation (Unaudited)

Note M—Off-Balance Sheet Financial Instruments, Including Derivatives

State Street uses various off-balance sheet financial instruments, including derivatives. The following table summarizes the contractual or notional amounts of derivative financial instruments held or issued by State Street for trading and balance sheet management:

(Dollars in millions)	June 30, 2002	December 31, 2001

Trading:
Interest rate contracts:
Swap agreements	$2,736	$2,385
Options and caps purchased	354	281
Options and caps written	508	418
Futures—short position	11,834	7,395
Options on futures purchased	20	235
Options on futures written	40	285
Foreign exchange contracts:
Forward, swap and spot	214,662	167,415
Options purchased	315	1,097
Options written	308	1,095
Balance Sheet Management:
Interest rate contracts:
Swap agreements	1,810	1,299

In connection with its interest rate risk management strategies, State Street has executed interest rate swap agreements with a notional value of $1.1 billion at June 30, 2002, designated as fair value hedges to hedge the changes in the fair value of certain securities. For the six months ended June 30, 2002, State Street recognized net pre-tax losses of approximately $5 million, which represented the ineffective portion of the hedge.

State Street has designated interest rate swaps with a notional value of $150 million as cash flow hedges to its floating rate debt. These interest rate swaps constitute a fully-effective hedge. In addition, effective February 20, 2002, State Street entered into interest rate swaps with a notional value of $500 million and effective  June 11, 2002, State Street entered into interest rate swaps with a notional value of $50 million, designated as fair value hedges to certain of its fixed rate debt. The fair value hedge swaps increased the value of long-term debt presented in the Statement of Condition by $56 million. For the six months ended June 30, 2002, the Corporation’s overall weighted average interest rate for long-term debt was 7.09% on a contractual basis and 6.27% including the effects of derivative contracts.

The following is a summary of the contractual amount of State Street’s credit-related, off-balance sheet financial instruments:

(Dollars in millions)	June 30, 2002	December 31, 2001

Indemnified securities on loan	$128,677	$113,047
Loan commitments	12,889	12,962
Asset purchase agreements	11,124	10,366
Standby letters of credit	2,987	3,918
Letters of credit	142	164

PART I.  ITEM 1.
FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements—State Street Corporation (Unaudited)

Note M—Off-Balance Sheet Financial Instruments, Including Derivatives (continued)

On behalf of its clients, State Street lends their securities to creditworthy brokers and other institutions. In certain circumstances, State Street may indemnify its clients for the fair market value of those securities against a failure of the borrower to return such securities. State Street requires the borrowers to provide collateral in an amount equal to or in excess of 102% of the fair market value of the securities borrowed. The borrowed securities are revalued daily to determine if additional collateral is necessary. State Street held, as collateral, cash and U.S. government securities totaling $132.3 billion and $117.2 billion for indemnified securities on loan at June 30, 2002, and December 31, 2001, respectively.

Approximately 87% of the loan commitments and asset purchase agreements will expire in one year or less from the date of issue. Since many of the commitments are expected to expire or renew without being drawn, the total commitment amounts do not necessarily represent future cash requirements.

Independent Accountants’ Review Report

The Stockholders and Board of Directors
State Street Corporation

We have reviewed the accompanying consolidated statement of condition of State Street Corporation as of June 30, 2002, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2002 and 2001, and the consolidated statements of changes in stockholders’ equity and cash flows for the six-month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Corporation’s management.

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
July 16, 2002

PART I.  ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Summary

Diluted earnings per share for the second quarter were $.54, up $.01 from comparable earnings per share of $.53 in the second quarter of 2001. Second-quarter 2002 earnings per share include charges, net of associated cost savings, of $0.03 per share related to staff reductions announced in April 2002. Reported diluted earnings per share for the second quarter of 2001 were $.50, including $10 million of goodwill amortization expense, or $.03 per diluted share after tax. Effective January 1, 2002, State Street adopted SFAS No. 142, “Goodwill and Intangible Assets”, which eliminates the amortization of goodwill.

Condensed Income Statement—Taxable Equivalent Basis

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions, except per share data)	2002	2001(2)	Change	%	2002	2001(2)	Change	%

Operating Results(1)
Fee revenue:
Servicing fees	$440	$426	$14	3	$862	$822	$40	5
Management fees	141	135	6	5	276	262	14	5
Foreign exchange trading	91	99	(8)	(7)	159	198	(39)	(19)
Processing fees and other	83	77	6	5	159	148	11	7

Total fee revenue	755	737	18	2	1,456	1,430	26	2
Net interest revenue	264	254	10	4	560	515	45	9
Provision for loan losses	1	3	(2)	(67)	2	4	(2)	(50)

Total revenue	1,018	988	30	3	2,014	1,941	73	4
Operating expenses	738	725	13	2	1,453	1,431	22	2

Income before income taxes	280	263	17	6	561	510	51	10
Income taxes	87	81	6		175	160	15
Taxable equivalent adjustment	15	15			30	29	1

Operating earnings	$178	$167	$11	6	$356	$321	$35	11

Operating earnings per share (2)
Basic	$.55	$.51	$.04	8	$1.10	$.99	$.11	11
Diluted	.54	.50	.04	8	1.08	.97	.11	11

Operating Results(1), Excluding Goodwill Amortization in 2001(3)
Operating expenses	$738	$715	$23	3	$1,453	$1,413	$40	3
Operating earnings	178	174	4	2	356	333	23	7
Operating earnings per share:
Basic	$.55	$.53	$.02	4	$1.10	$1.02	$.08	8
Diluted	.54	.53	.01	2	1.08	1.01	.07	7

Reported Results
Total revenue	$1,018	$988	$30	3	$2,014	$1,891	$123	7
Net income	178	167	11	6	356	288	68	23
Earnings Per Share:
Basic	$.55	$.51	$.04	8	$1.10	$.89	$.21	24
Diluted	.54	.50	.04	8	1.08	.87	.21	24
(1)
Operating results for the six months ended June 30, 2001 exclude the write-off of State Street’s total investment in Bridge Information Systems, Inc. of $50 million, equal to $33 million after tax, or $.10 per diluted share.

(2)	Results for 2001 have been restated in accordance with FASB guidance effective January 1, 2002, to present client-reimbursed out-of-pocket expenses as gross revenue and expense.
(3)	Operating results excluding goodwill amortization expense are presented for comparability. Effective January 1, 2002, State Street does not amortize goodwill, in accordance with SFAS No. 142.

PART I.  ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

Total revenue on a taxable-equivalent basis for the second quarter was $1.0 billion in 2002, up $30 million, or 3%, from a year ago. Net income was $178 million, up from comparable net income of $174 million in the prior year, and return on stockholders’ equity was 17.3%. On a reported basis, net income for the second quarter of 2001 was $167 million, including after-tax goodwill amortization expense of $7 million.

Diluted earnings per share for the six months ended June 30, 2002, were $1.08, up $.07 from comparable operating earnings per share of $1.01 in the first half of 2001. The first six months of 2002 reflect the net charges of $.03 associated with staff reductions of April 2002. Reported diluted earnings per share for the first six months of 2001 were $.87, including after-tax goodwill amortization expense of $.04 per diluted share and the after-tax write-off of State Street’s total investment in Bridge Information Systems, Inc. (“Bridge”) of $.10 per diluted share.

Total revenue on a taxable-equivalent basis for the six months ended June 30, 2002, was $2.0 billion, up $73 million, or 4%, from operating revenue a year ago. Reported total revenue for the first six months of 2001 includes the write-off of Bridge of $50 million. Net income for the first six months of 2002 was $356 million, up from comparable operating earnings of $333 million in the prior year, and return on stockholders’ equity was 17.8%. On a reported basis, net income for the first six months of 2001 was $288 million, including after-tax goodwill amortization expense of $12 million, and the after-tax write-off of Bridge of $33 million.

Total Revenue

In the second quarter of 2002, total revenue was $1.0 billion, up $30 million, or 3%, from a year ago. Growth came primarily from servicing and management fees and net interest revenue, partially offset by a decline in foreign exchange trading revenue. New business from existing and new clients drove growth in servicing and management fees. Net interest revenue growth was driven by balance sheet growth, as well as slightly wider interest rate spreads compared to a year ago.

Fee Revenue

Fee revenue for the second quarter of 2002 was $755 million, up $18 million, or 2%, over 2001. Growth from servicing fees, management fees and processing fees and other revenue was somewhat offset by a decline in foreign exchange trading revenue.

Servicing fees were up 3% in the second quarter of 2002 from a year ago, to $440 million. Servicing fees are derived from custody, accounting, daily pricing and administration; master trust and master custody; trustee and recordkeeping; securities lending; performance, risk and compliance analytics; and investment manager operations outsourcing. New business from existing and new clients drove growth in servicing fees. The growth rate was constrained by the decline in comparable average equity market valuations and lower securities lending revenue. Total assets under custody were $6.2 trillion, compared to $6.1 trillion a year ago.

Management fees from investment management services, delivered through State Street Global Advisors®, were $141 million in the second quarter of 2002, up 5% from $135 million a year ago, reflecting the impact of new business, including business gained in an acquisition. Management fees include revenue from an extensive range of investment management strategies, securities lending, specialized investment management advisory services, and other services. Management fee growth was constrained by declines in comparable average equity market valuations and lower securities lending revenue. Total assets under management were $770 billion, compared to $727 billion a year previously.

PART I.  ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

Foreign exchange trading revenue, at $91 million for the second quarter of 2002 compared to $99 million a year ago, was affected by decreased currency volatility compared to a year ago. Volatility in State Street’s most-traded currencies was down from a year ago. Trading volumes over FX Connect®, State Street’s foreign exchange trading platform, continue to increase significantly.

Processing fees and other revenue for the second quarter of 2002 grew $6 million from 2001, to $83 million, reflecting a record quarter for brokerage fee revenue, primarily from portfolio transition and rebalancing management. This growth was partially offset by lower securities gains of $10 million, $5 million less than last year. Processing fees and other revenue includes fees from brokerage services, software licensing and maintenance, loan fees, investment banking, trade banking, profits and losses from joint ventures, gains and losses on sales of investment securities, gains and losses on sales of leased equipment and other assets, trading account profits and losses, amortization of investments in tax-advantaged financings, and residual interests from special purpose entities.

For the six months ended June 30, 2002, fee revenue was $2.0 billion, up $73 million from a year ago, excluding the write-off of State Street’s total investment in Bridge Information Systems, Inc. recorded in March 2001 of $50 million. Servicing fees were $862 million, up $40 million or 5%, reflecting business from new customers and expanded relationships with existing customers. Management fees were $276 million, up $14 million, or 5%, reflecting new business, including business gained from acquisitions. Foreign exchange trading revenue was $159 million, down $39 million from a year ago, reflecting lower currency volatility. Processing fees and other revenue, excluding the write-off of Bridge of $50 million, grew to $159 million from $148 million. Growth came primarily from higher brokerage fee revenue, partially offset by declines in gains on sales of securities.

Net Interest Revenue

Taxable-equivalent net interest revenue for the second quarter of 2002 was $264 million, up $10 million, or 4%, from a year ago. State Street provides repurchase agreements and deposit services for clients’ investment activities, which generate net interest revenue. Balance sheet growth drove the increase in net interest revenue. Slightly improved spreads between rates paid and rates earned versus a year ago, reflecting the impact of significant rate decreases worldwide in 2001, also contributed to revenue growth.

	Three Months Ended June 30,
	2002		2001
(Dollars in millions)	Average Balance	Rate	Average Balance	Rate

Interest-earning assets	$73,205	2.88%	$62,743	4.77%
Interest-bearing liabilities	65,808	1.59	55,949	3.53

Excess of rate earned over rate paid		1.29%		1.24%

Net Interest Margin		1.45%		1.63%

For the six months ended June 30, 2002, net interest revenue was $560 million, up $45 million, or 9%, reflecting improved spreads and increased client investment activity. Net interest margin for the first half of 2002 was 1.57%, compared to 1.65% in 2001. Rates earned in excess of rates paid increased by 24 basis points year-over-year.

Operating Expenses

Operating expenses for the second quarter of 2002 were $738 million, up $23 million, or 3%, from comparable expenses of $715 million a year ago. Comparable expenses for the second quarter of 2001 exclude

PART I.  ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

$10 million of goodwill amortization expenses; reported expenses were $725 million. Second-quarter 2002 expenses included approximately $21 million, or $.04 per share, of costs related to staff reductions of approximately 375 positions announced in April, partially offset by approximately $.01 per share in reduced ongoing salaries and employee benefits expenses related to these actions. Adjusted for the April staff reductions, expense growth was 1%.

Salaries and employee benefits expenses increased $24 million, or 6%, to $440 million, reflecting $17 million related to staff reductions, offset somewhat by savings associated with eliminated positions. Adjusted to exclude the expenses related to staff reductions from the second quarter of 2002, salaries and employee benefits expense grew 1%.

Information systems and communications expense grew $1 million, or 2%, to $91 million for the second quarter, as State Street continued to invest in the hardware and software critical to continued growth and efficiency improvements.

Transaction processing services expense of $59 million was down $1 million, or 2%, reflecting lower contract service costs.

Occupancy expense increased $4 million to $60 million, reflecting additional space, including expansion outside the U.S., escalation clauses in leased property and higher leasehold improvement amortization expense.

Other operating expenses for the second quarter of 2002 were down $5 million on a comparable basis, excluding $10 million of goodwill amortization expense in 2001. Other operating expenses for 2002 include $4 million related to the staff reductions in April. Adjusted to exclude these costs, other operating expenses decreased 9%, reflecting the continued success of efforts to align levels of expense with strategic priorities. Effective January 1, 2002, State Street adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but will be subject to annual impairment tests in accordance with the Statement. After review, no impairment of goodwill was indicated as of that date.

For the six months ended June 30, 2002, operating expenses were $1.5 billion, up $40 million, or 3%, from comparable expenses a year ago. Comparable expenses for the first half of 2001 exclude $18 million of goodwill amortization expenses. Expenses for 2002 include $21 million related to staff reductions, and higher salaries costs over 2001 due to acquisitions and new client activity installed in the first half of 2001. These cost increases were offset by decreases in other operating expenses.

Income Taxes

Income taxes for the second quarter of 2002 were $87 million, up from $81 million in the second quarter of last year. State Street’s estimated full-year tax rate for 2002 is 33.0%, up from 32.6% for the full year 2001, excluding the write-off of Bridge.

Credit Quality

At June 30, 2002, total gross loans were $5.4 billion. At quarter end, the allowance for loan losses was $63 million, an increase from $61 million a year ago. For the quarter ended June 30, 2002, the provision for loan losses charged against income was $1 million; recoveries during the second quarter of 2002 were $1 million. At June 30, 2002, State Street had no non-performing loans, down from less then a million a year ago. Non-performing assets at June 30, 2002, were $8 million, including a non-performing investment security of $5 million and other real estate owned of $3 million.

PART I.  ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

Acquisitions

In July 2002, State Street announced that it had entered into a definitive agreement to acquire International Fund Services (“IFS”), a leading provider of fund accounting and administration as well as trade support and middle office services for alternative investment portfolios. IFS services over 100 large asset management firms and private equity fund managers, representing more than 350 funds globally. IFS has approximately 500 employees located in New York and Dublin, Ireland. The transaction, which is subject to regulatory approval, is expected to close in the third quarter of 2002 and to be neutral to earnings in 2002.

Lines of Business

Following is a summary of line of business operating results for the six months ended June 30:

	Investment Servicing		Investment Management
(Dollars in millions, except where otherwise noted; taxable equivalent)	2002	2001	2002	2001

Fee revenue:
Servicing fees	$862	$822
Management fees			$276	$262
Foreign exchange trading	159	198
Processing fees and other(1)	150	140	9	8

Total fee revenue	1,171	1,160	285	270
Net interest revenue after provision for loan losses	536	477	22	34

Total operating revenue(1)	1,707	1,637	307	304
Operating expense	1,182	1,159	271	272

Operating earnings before income taxes(1)	$525	$478	$36	$32

Pre-tax margin	31%	29%	12%	11%
Average assets (billions)	$75.8	$66.9	$1.9	$1.8
(1)	Operating results for the first half of 2001 exclude the write-off of $50 million for State Street’s investment in Bridge.

Investment Servicing. Investment Servicing includes custody, accounting, daily pricing and administration; master trust and master custody; trustee and recordkeeping; foreign exchange and trading services; securities lending; deposit and short-term investment facilities; lease financing; investment manager operations outsourcing; and performance, risk and compliance analytics to support institutional investors. State Street’s 50%-owned affiliates, Boston Financial Data Services, Inc. and the International Financial Data Services group of companies, provide shareholder services, including mutual fund and collective fund shareholder accounting. Revenue from Investment Servicing comprised 85% of State Street’s total operating revenue for the six months ended June 30, 2002.

Total operating revenue for the six months ended June 30, 2002, increased $70 million to $1.7 billion, up 4% from $1.6 billion reported for the first six months of 2001. This increase in revenue is driven by a 12% increase in net interest revenue, a 5% increase in servicing fees and a 7% increase in other fee revenue; offset somewhat by a decline in foreign exchange trading revenue.

Servicing fees in the first six months of 2002 were $862 million, up 5% from a year ago. New business from existing and new clients drove growth in servicing fees. The growth rate was constrained by the decline in comparable average equity market valuations and lower securities lending revenue. Total assets under custody were $6.2 trillion, compared to $6.1 trillion a year ago.

PART I.  ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

Processing fees and other revenue grew to $150 million from $140 million. Growth came from higher brokerage fee revenue; offset somewhat by declines in gains on sales of securities.

Net interest revenue benefited from improved spreads between rates paid and rates earned versus a year ago, which reflected the multiple decreases in interest rates globally throughout 2001. Balance sheet growth, driven by clients’ investment activities, was a contributing factor as well.

Foreign exchange trading revenue was $159 million for the first half of 2002, down $39 million compared to $198 million a year ago, primarily reflecting lower currency volatility in 2002. Volatility in State Street’s most-traded currencies was down from a year ago, particularly in the first quarter, but steady trading volumes in the second quarter helped to offset some of the impact. Trading volumes over FX Connect®, State Street’s foreign exchange trading platform, continue to increase significantly.

Operating expenses for the six months ended June 30, 2002, were $1.2 billion, up $33 million, or 3%, from comparable expenses in the prior year. Comparable expenses for the first half of 2001 exclude $10 million of goodwill amortization expense. Salaries and employee benefits expenses increased, reflecting staff reduction costs incurred in April 2002. Occupancy costs increased for additional space, lease escalation clauses and higher depreciation. Offsetting the increases, other operating expenses decreased reflecting cost reduction efforts.

Investment Management.    Investment Management offers a broad array of services for managing financial assets, including investment management and investment research services for both institutions and individual investors worldwide. These services included active and passive U.S. and non-U.S. equity and fixed income strategies, and other related services, such as securities lending. Revenue from this line of business comprised 15% of State Street’s total operating revenue for the six months ended June 30, 2002.

Total revenue for the six months ended June 30, 2002, was $307 million, up $3 million, or 1%, from $304 million reported for the first six months of 2001. Growth in management fees was somewhat offset by a decline in net interest revenue.

Management fees were $276 million, up $14 million, or 5%, reflecting new business, including business gained from acquisitions. Management fee growth was constrained by declines in comparable average equity market valuations and lower securities lending revenue. Total assets under management were $770 billion, compared to $727 billion a year previously.

Operating expenses for the first half of 2002 were $271 million, up $7 million, or 3%, from comparable expenses of $264 million. Comparable expenses for the first half of 2001 exclude $8 million of goodwill amortization expense. Investment Management has lowered its growth rate of expenses by aligning spending with strategic priorities. Salaries and employee benefits expense increased primarily due to acquisitions.

Liquidity and Capital

Liquidity.    The primary objective of State Street’s liquidity management is to ensure that the Corporation has sufficient funds to meet its commitments and business needs, including accommodating the transaction and cash management requirements of its clients. Liquidity is provided by State Street’s access to global debt markets, its ability to gather additional deposits from its clients, maturing short-term assets, sales of securities and repayment of clients’ loans. Client deposits and other funds provide multi-currency, geographically diverse sources of liquidity. State Street maintains a large portfolio of liquid assets. As of June 30, 2002, the Corporation’s liquid assets were 86% of total assets.

PART I.  ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

Capital.    State Street’s objective is to maintain a strong capital base in order to provide financial flexibility for its business needs, including funding corporate growth and supporting clients’ cash management needs. As a state-chartered bank and member of the Federal Reserve System, State Street Bank, State Street’s principal subsidiary, is primarily regulated by the Federal Reserve Board, which has established guidelines for minimum capital ratios. State Street has developed internal capital adequacy policies to ensure that State Street Bank meets or exceeds the level required for the “well capitalized” category, the highest of the Federal Reserve Board’s five capital categories. State Street Bank must meet the regulatory designation of “well capitalized” in order for State Street to maintain its status as a financial holding company. State Street’s capital management emphasizes risk exposure rather than asset levels. At June 30, 2002, State Street Bank’s Tier 1 risk-based capital ratio was 14.3% and the Corporation’s Tier 1 risk-based capital ratio was 15.1%. Both significantly exceed the regulatory minimum of 4% and the well-capitalized threshold of 6%. See Note I to the Consolidated Financial Statements for further information.

Trading Activities: Foreign Exchange and Interest Rate Sensitivity

As part of its trading activities, the Corporation assumes positions in both the foreign exchange and interest rate markets by buying and selling cash instruments and using financial derivatives, including foreign exchange forward contracts, foreign exchange and interest rate options, and interest rate swaps. As of June 30, 2002, the notional amount of these derivative instruments was $230.8 billion, of which $214.7 billion were foreign exchange forward contracts. Long and short foreign exchange forward positions are closely matched to minimize currency and interest rate risk. All foreign exchange contracts are valued daily at current market rates.

The following table presents State Street’s market risk for its trading activities as measured by its value at risk methodology:

Value at Risk for the six months ended June 30,

(Dollars in millions)	Average	Maximum	Minimum

2002:
Foreign exchange products	$.9	$1.7	$.4
Interest rate products	3.0	4.3	2.2
2001:
Foreign exchange products	$1.0	$1.9	$.4
Interest rate products	3.8	4.9	3.0

State Street compares actual daily profits and losses from trading activities to estimate one-day value at risk. During the first six months of 2002, State Street did not experience any trading losses in excess of its end-of-day value at risk estimate.

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

Legislation may cause changes in the competitive environment in which State Street operates, which could include, among other things, broadening the scope of activities of significant competitors, or facilitating

PART I.  ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

consolidation of competitors into stronger entities, or attracting large and well-capitalized new competitors into State Street’s traditional businesses. Such factors and changes and the ability of the Corporation to address and adapt to the regulatory and competitive challenges may affect future results of operations.

Accounting policies.    Changes in accounting principles generally accepted in the United States applicable to State Street could have a material impact on the Corporation’s reported results of operations. While such changes may not have an economic impact on the business of State Street, these changes could affect the attainment of the current measures of the Corporation’s financial goals.

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

Capital.    Under regulatory capital adequacy guidelines, State Street and State Street Bank must meet guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items, subject to qualitative judgments by regulators about components, risk weightings and other factors. Failure to meet minimum capital requirements could have a direct material effect on State Street’s financial condition; failure to maintain the status of “well capitalized” under the regulatory framework could affect State Street’s status as a financial holding company and eligibility for streamlined review process for acquisition proposals. In addition, failure to maintain the status of “well capitalized” could affect the confidence of State Street’s clients in the Corporation and could adversely affect its business.

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

Critical Accounting Policies

The Securities and Exchange Commission (“SEC”) issued disclosure guidance for “critical accounting policies.” The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

State Street’s significant accounting policies are described in detail in Note A in the Notes to the Consolidated Financial Statements as included in State Street’s December 31, 2001, annual report on Form 10-K, and have been updated in Note A to the consolidated financial statements included in this quarterly report on Form 10-Q. State Street’s critical accounting policies are described in management’s discussion and analysis of results of operations and financial condition as included in State Street’s December 31, 2001, annual report on Form 10-K. There have not been any significant changes in the factors or methodology used by management in determining its accounting estimates used or applied in its critical accounting policies since December 2001, that are material in relation to the Corporation’s financial condition, changes in financial condition and results of operations.

PART I.  ITEM 3.
Quantitative and Qualitative Disclosure About Market Risk

See information under the caption “Trading Activities: Foreign Exchange and Interest Rate Sensitivity” on page 22.

State Street’s Risk Management function is described in detail in the Corporation’s 2001 Annual Report on Form 10-K.

PART II—Other Information

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) Directors of the Corporation who are not employees each received an award of 1,366 shares of deferred stock payable when he or she ceases to be a director (subject to an additional deferral, at the election of the individual), for the period April 2002 through March 2003. In April 2002, a total of 19,124 shares were awarded, and receipt deferred, under this program. Exemption from registration of the shares is claimed by the Corporation under Section 4(2) of the Securities Act of 1933.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit Index

Exhibit Number		Page of this Report
10.1
Description of 2001 deferred stock awards (filed with the Securities and Exchange Commission on pages 7 and 8 under the heading “Compensation of Directors” of Registrant’s Proxy Statement for the 2002 Annual Meeting and incorporated by reference)

12	Ratio of earnings to fixed charges	29
15	Letter regarding unaudited interim financial information	30

(b) Current Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STATE STREET CORPORATION

By:                        /s/ Stefan M. Gavell
Date: August 1, 2002
Stefan M. Gavell
Executive Vice President,
and Chief Financial Officer

By:                 /s/ Frederick P. Baughman
Date: August 1, 2002
Frederick P. Baughman
Senior Vice President, Controller and
Chief Accounting Officer

CERTIFICATION

To my knowledge, this Report on Form 10-Q for the quarter ended June 30, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of State Street Corporation.

By:	/s/ David A. Spina
David A. Spina, Chairman and Chief Executive Officer

By:	/s/ Stefan M. Gavell
Stefan M. Gavell, Executive Vice President and Chief Financial Officer
Date: August 1, 2002