Form 10-Q
period 2002-09-30
STATE STREET CORP
filed 2002-11-07
CIK 93751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2002
or
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

Yes  ☒        No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒        No  ☐

The number of shares of the Registrant’s Common Stock outstanding on October 31, 2002 was 324,368,969

STATE STREET CORPORATION

PART I.  ITEM 1.
FINANCIAL STATEMENTS

Consolidated Statement of Income—State Street Corporation (Unaudited)

(Dollars in millions, except per share data) Three months ended September 30,	2002	2001

Fee Revenue
Servicing fees	$427	$405
Management fees	124	125
Foreign exchange trading	79	87
Brokerage fees	32	21
Processing fees and other	40	63

Total fee revenue	702	701
Net Interest Revenue
Interest revenue	475	705
Interest expense	251	451

Net interest revenue	224	254
Provision for loan losses	1	3

Net interest revenue after provision for loan losses	223	251
Gains on the sales of available-for-sale investment securities	31	15

Total Revenue	956	967
Operating Expenses
Salaries and employee benefits	398	420
Information systems and communications	92	93
Transaction processing services	63	61
Occupancy	62	57
Other	69	89

Total operating expenses	684	720

Income before income taxes	272	247
Income taxes	90	77

Net Income	$182	$170

Earnings Per Share
Basic	$.57	$.52
Diluted	.56	.51
Average Shares Outstanding (in thousands)
Basic	323,023	326,731
Diluted	326,163	331,764
Cash Dividends Declared Per Share	$ .12	$ .10

The accompanying notes are an integral part of these financial statements.

PART I.  ITEM 1.
FINANCIAL STATEMENTS (continued)

Consolidated Statement of Income—State Street Corporation (Unaudited)

(Dollars in millions, except per share data) Nine months ended September 30,	2002	2001

Fee Revenue
Servicing fees	$1,289	$1,227
Management fees	400	387
Foreign exchange trading	238	285
Brokerage fees	86	66
Processing fees and other	131	95

Total fee revenue	2,144	2,060
Net Interest Revenue
Interest revenue	1,509	2,292
Interest expense	755	1,552

Net interest revenue	754	740
Provision for loan losses	3	7

Net interest revenue after provision for loan losses	751	733
Gains on the sales of available-for-sale investment securities	45	36

Total Revenue	2,940	2,829
Operating Expenses
Salaries and employee benefits	1,259	1,228
Information systems and communications	279	270
Transaction processing services	181	185
Occupancy	182	166
Other	236	302

Total operating expenses	2,137	2,151

Income before income taxes	803	678
Income taxes	265	220

Net Income	$538	$458

Earnings Per Share
Basic	$1.66	$1.41
Diluted	1.64	1.38
Average Shares Outstanding (in thousands)
Basic	323,521	325,550
Diluted	327,713	330,813
Cash Dividends Declared Per Share	$.35	$.295

The accompanying notes are an integral part of these financial statements.

PART I.  ITEM 1.
FINANCIAL STATEMENTS (continued)

Consolidated Statement of Condition—State Street Corporation

(Dollars in millions, except per share data)	September 30, 2002	December 31, 2001

	(Unaudited)	(Note A)
Assets
Cash and due from banks	$1,628	$1,651
Interest-bearing deposits with banks	24,176	20,317
Securities purchased under resale agreements and securities borrowed	20,144	16,680
Federal funds sold	300
Trading account assets	1,073	994
Investment securities (including securities pledged of $7,485 and $9,006)	20,789	20,781
Loans (less allowance of $61 and $58)	4,678	5,283
Premises and equipment	890	829
Accrued income receivable	792	880
Goodwill	523	470
Other intangible assets	151	142
Other assets	2,412	1,823

Total Assets	$77,556	$69,850

Liabilities
Deposits:
Interest-bearing—U.S.	$10,464	$2,753
Noninterest-bearing	7,952	9,390
Interest-bearing—Non-U.S.	24,768	26,416

Total deposits	43,184	38,559
Securities sold under repurchase agreements	22,085	19,006
Federal funds purchased	2,100	3,315
Other short-term borrowings	1,192	1,012
Accrued taxes and other expenses	1,700	1,582
Other liabilities	1,684	1,314
Long-term debt	1,262	1,217

Total Liabilities	73,207	66,005
Stockholders’ Equity
Preferred stock, no par: authorized 3,500,000; issued none
Common stock, $1 par: authorized 500,000,000; issued 329,992,000 and 329,999,000	330	330
Surplus	107	110
Retained earnings	4,037	3,612
Other unrealized comprehensive income	125	70
Treasury stock, at cost (5,652,000 and 6,329,000 shares)	(250)	(277)

Total Stockholders’ Equity	4,349	3,845

Total Liabilities and Stockholders’ Equity	$77,556	$69,850

The accompanying notes are an integral part of these financial statements.

PART I.  ITEM 1.
FINANCIAL STATEMENTS (continued)

Consolidated Statement of Changes in Stockholders’ Equity—State Street Corporation (Unaudited)

(Dollars in millions, shares in thousands)	Common Stock		Surplus	Retained Earnings	Other Unrealized Comprehensive Income (Loss)	Treasury Stock		Total
	Shares	Amount				Shares	Amount

Balance at December 31, 2000	167,219	$167	$69	$3,278	$(1)	5,508	$(251)	$3,262
Comprehensive income:
Net income				458				458
Change in net unrealized gain/loss on available- for-sale securities, net of related tax expense of $66					108			108
Foreign currency translation, net of related tax benefit of $9					(13)			(13)
Other, net of related tax expense of $7					(9)			(9)

Comprehensive income				458	86			544
Cash dividends declared—$.295 per share (post split)				(96)				(96)
Stock split in the form of 100% stock dividend	162,785	163		(163)		139
Common stock issued pursuant to:
Acquisitions			43			(2,490)	139	182
Stock awards and options exercised, net of related tax benefit of $15	(5)		(1)			(1,012)	52	51
Debt conversion			(4)			(147)	4
Common stock acquired						2,635	(135)	(135)

Balance at September 30, 2001	329,999	$330	$107	$3,477	$85	4,633	$(191)	$3,808

Balance at December 31, 2001	329,999	$330	$110	$3,612	$70	6,329	$(277)	$3,845
Comprehensive income:
Net income				538				538
Change in net unrealized gain/ loss on available-for-sale securities, net of related tax expense of $28					41			41
Foreign currency translation, net of related tax expense of $15					28			28
Other, net of related tax benefit of $10					(14)			(14)

Comprehensive income				538	55			593
Cash dividends declared—$.35 per share				(113)				(113)
Common stock issued pursuant to:
Stock awards and options exercised, net of tax benefit of $20	(7)					(2,243)	99	99
Debt conversion			(3)			(70)	3
Common stock acquired						1,636	(75)	(75)

Balance at September 30, 2002	329,992	$330	$107	$4,037	$125	5,652	$(250)	$4,349

The accompanying notes are an integral part of these financial statements.

PART I.  ITEM 1.
FINANCIAL STATEMENTS (continued)

Consolidated Statement of Cash Flows—State Street Corporation (Unaudited)

(Dollars in millions) Nine months ended September 30,	2002	2001

Operating Activities
Net Income	$538	$458
Non-cash charges for depreciation, amortization, provision for loan losses and deferred income taxes	499	248
Securities gains, net	(45)	(36)
Change in trading account assets, net	(169)	(162)
Other, net	(253)	249

Net Cash Provided by Operating Activities	570	757

Investing Activities
Payments for purchases of:
Available-for-sale securities	(14,770)	(13,480)
Held-to-maturity securities	(750)	(3,804)
Premises and equipment	(213)	(207)
Equity investments and other long-term assets	(27)	(97)
Lease financing assets		(850)
Business acquisitions, net of cash acquired	(79)	(91)
Proceeds from:
Maturities of available-for-sale securities	10,249	5,682
Maturities of held-to-maturity securities	636	3,675
Sales of available-for-sale securities	4,759	4,005
Principal collected from lease financing	21	24
Net (payments for) proceeds from:
Interest-bearing deposits with banks	(3,859)	408
Federal funds sold, resale agreements and securities borrowed	(3,764)	1,346
Loans	669	(445)

Net Cash Used by Investing Activities	(7,128)	(3,834)

Financing Activities
Proceeds from issuance of:
Non-recourse debt for lease financing		669
Treasury stock	79	36
Payments for:
Non-recourse debt for lease financing	(37)	(81)
Long-term debt	(1)	(1)
Cash dividends	(110)	(94)
Purchase of common stock	(75)	(135)
Net proceeds from (payments for):
Deposits	4,635	5,992
Short-term borrowings	2,044	(2,692)

Net Cash Provided by Financing Activities	6,535	3,694

Net (Decrease) Increase	(23)	617
Cash and due from banks at beginning of period	1,651	1,618

Cash and Due From Banks at End of Period	$1,628	$2,235

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

In June 2002, State Street created a new type of SPE that does not qualify for off-balance sheet treatment under generally accepted accounting principles because State Street retains control over the SPE through the existence of a call feature on the securities. This SPE is included in the consolidated financial statements of the Corporation. Investments held by the SPE are included in available-for-sale investment securities. See Note C for further details. Interest income from the securities held by the SPE is included in interest revenue. The liability due to clients owning interests in this SPE is included in other liabilities, and interest expense from these obligations is included in interest expense. The operating, investing and financing activities of this SPE are included in the Corporation’s consolidated statement of cash flows.

Revenues from investment management, servicing (including foreign exchange trading), and processing are recognized when earned based on contractual terms and are accrued based on estimates, or are recognized as transactions occur or services are provided. Revenue on interest-earning assets is recognized based on the effective yield of the financial instrument. All significant intercompany balances and transactions have been eliminated upon consolidation. The results of operations of businesses purchased are included from the date of acquisition. Investments in affiliates in which the Corporation has the ability to exercise significant influence, but not control, are accounted for using the equity method.

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

PART I.  ITEM 1.
FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements—State Street Corporation (Unaudited)

Note A—Basis of Presentation (continued)

In November 2001, the FASB issued Emerging Issues Task Force (“EITF”) No. 01-14, “Income Statement Characterization of Reimbursements Received for Out-Of-Pocket Expenses Incurred.” This guidance, effective January 1, 2002, requires companies to recognize the reimbursement of client out-of-pocket expenses on a gross basis as revenue and operating expense. Prior to 2002, State Street netted these client reimbursements against the corresponding operating expenses. Client reimbursements for out-of-pocket expenses are reflected in fee revenue in the accompanying financial statements. Prior periods have been reclassified to reflect this presentation, which resulted in an increase to fee revenue and operating expenses of $8 million and $21 million for the three and nine months ended September 30, 2001, respectively.

In the opinion of management, all adjustments consisting of normal recurring accruals, which are necessary for a fair presentation of the financial position of State Street and subsidiaries at September 30, 2002 and December 31, 2001, its cash flows for the nine months ended September 30, 2002 and 2001, and consolidated results of its operations for the three and nine months ended September 30, 2002 and 2001, have been made. Operating results for the nine-month period ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These statements should be read in conjunction with the financial statements and other information included in State Street’s latest annual report on Form 10-K.

The Statement of Condition at December 31, 2001, has been developed from the audited financial statements at that date, but does not include footnotes required by generally accepted accounting principles for complete financial statements.

Note B—Acquisitions and Divestiture

In July 2002, State Street completed the purchase of International Fund Services (IFS), a leading provider of fund accounting and administration as well as securities trade support and operational services for hedge funds. As one of the largest providers of hedge funds services, IFS services over 100 large asset management firms and private equity fund managers, representing more than 350 funds globally. IFS is headquartered in New York City, with operations centers in New York City and Dublin, Ireland with approximately 500 employees. The pro forma results of operations adjusted to include IFS for prior periods are not presented, as the results would not have been materially different.

In August 2002, State Street announced that it has entered into a definitive agreement to sell its Corporate Trust services to U.S. Bank, N.A., the lead bank of U.S. Bancorp. Subject to regulatory approval, the transaction is expected to close by year-end. Corporate Trust services contributed approximately 3% of State Street’s total revenue, primarily in servicing fees. Under the terms of the agreement, the transaction is valued at approximately $725 million, about 10% of which will be escrowed pending the successful transition of the business.

PART I.  ITEM 1.
FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements—State Street Corporation (Unaudited)

Note C—Investment Securities

Available-for-sale securities and held-to-maturity securities consisted of the following as of the dates indicated:

(Dollars in millions)	September 30, 2002				December 31, 2001
	Amortized Cost	Unrealized		Fair Value	Amortized Cost	Unrealized		Fair Value
		Gains	Losses			Gains	Losses

Available for sale:
U.S. Treasury and federal agencies	$10,545	$92	$2	$10,635	$10,157	$94	$3	$10,248
State and political subdivisions	1,849	41	1	1,889	1,444	20	1	1,463
Asset-backed securities	3,555	107	8	3,654	3,592	58	12	3,638
Collateralized mortgage obligations	1,255	8	3	1,260	789	7	1	795
Other debt investments	538	6		544	568	5	1	572
Money market mutual funds and other equity securities	1,268	1	8	1,261	2,624		2	2,622

Total	$19,010	$255	$22	$19,243	$19,174	$184	$20	$19,338

Held to maturity:
U.S. Treasury and federal agencies	$1,332	$15		$1,347	$1,296	$13	$1	$1,308
Other investments	214			214	147			147

Total	$1,546	$15		$1,561	$1,443	$13	$1	$1,455

During the nine months ended September 30, 2002, there were gross gains of $49 million and gross losses of $4 million realized on the sales of available-for-sale securities. During the nine months ended September 30, 2001, there were gross gains of $36 million and gross losses of less than $1 million realized on the sales of available-for-sale securities.

Note D—Allowance for Loan Losses

State Street establishes an allowance for loan losses to absorb probable credit losses. Changes in the allowance for loan losses were as follows:

(Dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Balance at beginning of period	$63	$61	$58	$57
Provision for loan losses	1	3	3	7
Loan charge-offs	(3)	(9)	(3)	(9)
Recoveries			3

Balance at end of period	$61	$55	$61	$55

PART I.  ITEM 1.
FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements—State Street Corporation (Unaudited)

Note E—Goodwill and Other Intangible Assets

The following pro forma table adjusts reported net income and earnings per share for the three and nine months ended September 30, 2001, to exclude amortization of goodwill:

(Dollars in millions, except per share data)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001

Reported net income	$182	$170	$538	$458
Add back: goodwill amortization, after tax		7		19

Adjusted net income	$182	$177	$538	$477

Basic earnings per share:
Reported net income	$.57	$.52	$1.66	$1.41
Goodwill amortization, after tax		.02		.05

Adjusted basic earnings per share	$.57	$.54	$1.66	$1.46

Diluted earnings per share:
Reported net income	$.56	$.51	$1.64	$1.38
Goodwill amortization, after tax		.02		.06

Adjusted diluted earnings per share	$.56	$.53	$1.64	$1.44

The changes in the carrying amount of goodwill for the three and nine months ended September 30, 2002, are as follows:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(Dollars in millions)	Investment Servicing	Investment Management	Total	Investment Servicing	Investment Management	Total

Balance at beginning of period	$269	$208	$477	$260	$210	$470
Goodwill acquired	40	2	42	45	3	48
Purchase price adjustment					(4)	(4)
Translation adjustments	4		4	8	1	9

Balance at end of period	$313	$210	$523	$313	$210	$523

PART I.  ITEM 1.
FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements—State Street Corporation (Unaudited)

Note E—Goodwill and Other Intangible Assets (continued)

The gross carrying amount and accumulated amortization of other intangible assets as of September 30, 2002, is as follows:

(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Other intangible assets:
Customer lists	$134	$9	$125
Bond servicing rights	62	40	22
Software and other	6	2	4

Total	$202	$51	$151

Amortization expense related to other intangible assets was $9 million for the nine months ended September 30, 2002. State Street expects to amortize approximately $12 million per year through the year 2007 related to intangible assets currently held.

Note F—Stock Options

During the nine months ended September 30, 2002, State Street granted 5.1 million stock options at a weighted average option price of $41.42; a total of 1.8 million options were exercised during the same period with a weighted average option price of $28.33.

Note G—Processing Fees and Other

Processing fees and other revenue for the nine months ended September 30, 2001 includes the write-off of State Street’s total investment in Bridge Information Systems, Inc. of $50 million recorded in March 2001.

Note H—Net Interest Revenue

Net interest revenue consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2002	2001	2002	2001

Interest Revenue
Deposits with banks	$154	$204	$475	$649
Securities purchased under resale agreements, securities borrowed and federal funds sold	89	204	287	723
Investment securities:
U.S. Treasury and federal agencies	93	104	311	332
State and political subdivisions (exempt from federal tax)	17	18	49	55
Other investments	69	100	219	287
Commercial and financial loans	19	31	65	116
Lease financing	26	29	80	86
Trading account assets	8	15	23	44

Total interest revenue	475	705	1,509	2,292

Interest Expense
Deposits	137	212	381	722
Other borrowings	97	215	319	760
Long-term debt	17	24	55	70

Total interest expense	251	451	755	1,552

Net interest revenue	$224	$254	$754	$740

PART I.  ITEM 1.
FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements—State Street Corporation (Unaudited)

Note I—Operating Expenses—Other

The other category of operating expenses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2002	2001	2002	2001

Professional services	$20	$28	$75	$92
Advertising and sales promotion	11	14	37	46
Other	38	47	124	164

Total operating expenses—other	$69	$89	$236	$302

Note J—Regulatory Capital

The regulatory capital amounts and ratios were the following at September 30, 2002 and December 31, 2001:

	Regulatory Guidelines(1)		State Street		State Street Bank
(Dollars in millions)	Minimum	Well Capitalized	2002	2001	2002	2001

Risk-based ratios:
Tier 1 capital	4%	6%	16.8%	13.6%	15.9%	12.9%
Total capital	8	10	17.8	14.5	16.1	13.0
Tier 1 leverage ratio	3	5	5.6	5.4	5.6	5.3
Tier 1 capital			$4,188	$3,795	$3,887	$3,558
Total capital			4,442	4,050	3,919	3,587
Adjusted risk-weighted assets and market-risk equivalents:
On-balance sheet			$16,962	$20,528	$16,420	$20,141
Off-balance sheet			7,505	6,708	7,510	6,710
Market-risk equivalents			469	706	444	679

Total			$24,936	$27,942	$24,374	$27,530

Quarterly average adjusted assets			$75,216	$70,922	$69,310	$67,496

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

PART I.  ITEM 1.
FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements—State Street Corporation (Unaudited)

Note K—Lines of Business

The following is a summary of the lines of business financial results for the nine months ended September 30:

(Dollars in millions, except where otherwise noted; taxable equivalent)	Investment Servicing		Investment Management		Total
	2002	2001	2002	2001	2002	2001

Total revenue	$2,539	$2,478	$447	$448	$2,986	$2,926
Income before income taxes	794	725	55	50	849	775
Average assets (billions)	75.2	69.4	1.9	1.8	77.1	71.2

The following is a reconciliation of financial results presented by lines of business to financial results presented in the Consolidated Statement of Income:

	Revenue		Income Before Income Taxes
(Dollars in millions)	2002	2001	2002	2001

Total from lines of business results	$2,986	$2,926	$849	$775
Write-off of investment in Bridge(1)		(50)		(50)
Taxable equivalent adjustment(2)	(46)	(47)	(46)	(47)

Total as it appears in Consolidated Statement of Income	$2,940	$2,829	$803	$678

(1)	In March 2001, State Street wrote-off its total investment in Bridge Information Systems, Inc.
(2)	Taxable equivalent adjustments were calculated using an incremental federal income tax rate of 35%, adjusted for applicable state income taxes, net of the related federal tax benefit.

Note L—Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share data; shares in thousands)	2002	2001	2002	2001

Net Income	$182	$170	$538	$458
Earnings per share
Basic	$.57	$.52	$1.66	$1.41
Diluted	.56	.51	1.64	1.38
Basic average shares	323,023	326,731	323,521	325,550
Stock options and stock awards	2,808	4,398	3,829	4,594
7.75% convertible subordinated debentures	332	635	363	669

Dilutive average shares	326,163	331,764	327,713	330,813

PART I.  ITEM 1.
FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements—State Street Corporation (Unaudited)

Note M—Commitments and Contingent Liabilities

State Street provides custody, accounting, daily pricing and administration; master trust and master custody; investment management; trustee and recordkeeping; foreign exchange; securities lending; cash management; trading; and information services to clients worldwide. Assets under custody and assets under management are held by State Street in a fiduciary or custodial capacity and are not included in the Consolidated Statement of Condition because such items are not assets of State Street. Management conducts regular reviews of its responsibilities for these services and considers the results in preparing its financial statements. In the opinion of management, there are no contingent liabilities at September 30, 2002, that would have a material adverse effect on State Street’s financial position or results of operations.

State Street is subject to pending and threatened legal actions that arise in the normal course of business. In the opinion of management, after discussion with counsel, these actions can be successfully defended or resolved without a material adverse effect on State Street’s financial position or results of operations.

Note N—Off-Balance Sheet Financial Instruments, Including Derivatives

State Street uses various off-balance sheet financial instruments, including derivatives. The following table summarizes the contractual or notional amounts of derivative financial instruments held or issued by State Street for trading and balance sheet management:

(Dollars in millions)	September 30, 2002	December 31, 2001

Trading:
Interest rate contracts:
Swap agreements	$2,851	$2,385
Options and caps purchased	353	281
Options and caps written	507	418
Futures—short position	12,899	7,395
Options on futures purchased	270	235
Options on futures written	290	285
Foreign exchange contracts:
Forward, swap and spot	208,488	167,415
Options purchased	214	1,097
Options written	214	1,095
Balance Sheet Management:
Interest rate contracts:
Swap agreements	1,952	1,299

In connection with its interest rate risk management strategies, State Street has executed interest rate swap agreements with a notional value of $1.2 billion at September 30, 2002, designated as fair value hedges to hedge the changes in the fair value of certain securities. For the nine months ended September 30, 2002, State Street recognized net pre-tax losses of approximately $11 million, which represented the ineffective portion of the hedge.

State Street has designated interest rate swaps with a notional value of $150 million as cash flow hedges to its floating rate debt. These interest rate swaps constitute a fully-effective hedge. In addition, State Street entered into interest rate swaps with a notional value of $500 million effective February 20, 2002, a notional value of $50 million effective June 11, 2002, and a notional value of $50 million effective July 9, 2002, designated as fair

PART I.  ITEM 1.
FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements—State Street Corporation (Unaudited)

Note N—Off-Balance Sheet Financial Instruments, Including Derivatives (continued)

value hedges to hedge certain of its fixed rate debt issuances. The fair value hedge swaps increased the value of long-term debt presented in the Statement of Condition by $46 million. For the nine months ended September 30, 2002, the Corporation’s overall weighted average interest rate for long-term debt was 7.05% on a contractual basis and 5.97% including the effects of derivative contracts.

The following is a summary of the contractual amount of State Street’s credit-related, off-balance sheet financial instruments:

(Dollars in millions)	September 30, 2002	December 31, 2001

Indemnified securities on loan	$98,715	$113,047
Loan commitments	12,840	12,962
Asset purchase agreements	13,197	10,366
Standby letters of credit	3,297	3,918
Letters of credit	120	164

On behalf of its clients, State Street lends their securities to creditworthy brokers and other institutions. In certain circumstances, State Street may indemnify its clients for the fair market value of those securities against a failure of the borrower to return such securities. State Street requires the borrowers to provide collateral in an amount equal to or in excess of 102% of the fair market value of the securities borrowed. The borrowed securities are revalued daily to determine if additional collateral is necessary. State Street held, as collateral, cash and U.S. government securities totaling $102.6 billion and $117.2 billion for indemnified securities on loan at September 30, 2002, and December 31, 2001, respectively.

Approximately 88% of the loan commitments and asset purchase agreements will expire in one year or less from the date of issue. Since many of the commitments are expected to expire or renew without being drawn, the total commitment amounts do not necessarily represent future cash requirements.

State Street sells and distributes the equity interests for two types of special purpose entities (“SPEs”) that are not consolidated with the financial statements of the Corporation. The first type issues asset-backed commercial paper. State Street sells and distributes the commercial paper issued by these SPEs. The commercial paper represents ownership interests in the SPEs. State Street does not own any equity interest in this type of SPE. The assets of the SPEs, which back the commercial paper, are transferred to the SPEs by unrelated third parties. State Street provides administrative support to the SPEs and provides credit enhancements and liquidity to the SPEs through stand-by letters of credit and asset purchase agreements. Total letters of credit and asset purchase agreements outstanding at September 30, 2002, to this type of SPE are $590 million and $10.9 billion, respectively, none of which were utilized at that date.

State Street sells and distributes the equity interests in a second type of SPE, which holds interests in tax-exempt investment-grade assets. State Street owns a minority residual interest in these SPEs of less than 2%. The SPEs finance the acquisition of the investment-grade assets by selling equity interests to third party investors, primarily State Street’s mutual fund clients. In separate agreements, State Street provides administrative services and conditional asset purchase agreements to these SPEs. These conditional asset purchase agreements provide that State Street will buy back the equity interests in the underlying portfolio at market value (which is par due to the floating rate nature of the assets) in the event current investors no longer participate via equity interests in the SPEs. In the event of a credit downgrade, State Street

PART I.  ITEM 1.
FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements—State Street Corporation (Unaudited)

Note N—Off-Balance Sheet Financial Instruments, Including Derivatives (continued)

does not have a commitment to buy back the securities within the SPEs at the original sale price or to “make whole” the equity interest holders of the SPEs. Total asset purchase agreements outstanding at September 30, 2002, to this type of SPE are $1.6 billion, none of which were utilized at that date.

Note O—Subsequent Events

In November 2002, State Street announced that it has entered into a definitive agreement with Deutsche Bank AG to buy substantial parts of Deutsche Bank's Global Securities Services business. Under the terms of the agreement, State Street will pay Deutsche Bank an initial payment of approximately $1.2 billion at closing. This amount may be reduced depending on the acquired business's run rate revenues at closing and certain other factors. State Street has also agreed to make subsequent payments up to an estimated EUR 300 million, based on the performance of the acquired business post-closing, including adjustments related to revenues generated from the acquired business. The majority of the payments will be financed by State Street using existing resources. State Street expects to finance approximately $500 million of the initial purchase price either by issuing equity or equity-related securities to the public, or by issuing State Street stock directly to Deutsche Bank. Excluding transaction charges associated with the acquisition, the transaction is expected to be dilutive by approximately $0.01 to $0.03 to State Street's earnings per share in 2003, and accretive by approximately $0.01 to $0.03 to State Street's earnings per share in 2004. State Street expects to record $90-$110 million of pre-tax restructuring costs associated with the conversion in 2003. The transaction is subject to customary regulatory approvals and is expected to close within the next four months.

Independent Accountants’ Review Report

The Stockholders and Board of Directors
State Street Corporation

We have reviewed the accompanying consolidated statement of condition of State Street Corporation as of September 30, 2002, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2002 and 2001, and the consolidated statements of changes in stockholders’ equity and cash flows for the nine-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Corporation’s management.

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

ERNST & YOUNG LLP

Boston, Massachusetts
October 15, 2002,
except for Note O, as to which the date is
November 5, 2002

PART I.  ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Condensed Income Statement

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions, except per share data)	2002	2001(1)	Change	%	2002	2001(1)	Change	%

Reported Results
Fee revenue:
Servicing fees	$427	$405	$22	6	$1,289	$1,227	$62	5
Management fees	124	125	(1)	(1)	400	387	13	3
Foreign exchange trading	79	87	(8)	(10)	238	285	(47)	(17)
Brokerage fees	32	21	11	55	86	66	20	32
Processing fees and other(2)	40	63	(23)	(37)	131	95	36	35

Total fee revenue	702	701	1		2,144	2,060	84	4
Net interest revenue	224	254	(30)	(11)	754	740	14	2
Provision for loan losses	(1)	(3)	2	67	(3)	(7)	4	57

Net interest revenue after provision for loan losses	223	251	(28)	(12)	751	733	18	3
Gains on sales of available-for-sale investment securities	31	15	16	106	45	36	9	25

Total revenue	956	967	(11)	(1)	2,940	2,829	111	4
Operating expenses:
Salaries and employee benefits	398	420	(22)	(5)	1,259	1,228	31	2
Information systems and communications	92	93	(1)	(1)	279	270	9	3
Transaction processing services	63	61	2	5	181	185	(4)	(2)
Occupancy	62	57	5	7	182	166	16	9
Other(3)	69	89	(20)	(23)	236	302	(66)	(22)

Total operating expenses	684	720	(36)	(5)	2,137	2,151	(14)	(1)

Income before income taxes	272	247	25	11	803	678	125	19
Income taxes	90	77	13	17	265	220	45	21

Net income(3)	$182	$170	12	8	$538	$458	80	18

Earnings per share:
Basic	$.57	$.52	$.05	10	$1.66	$1.41	$.25	18
Diluted(3)	.56	.51	.05	10	1.64	1.38	.26	19

(1)	Results for 2001 have been restated in accordance with FASB guidance effective January 1, 2002, to present client-reimbursed out-of-pocket expenses as gross revenue and expense.
(2)
Results for the nine months ended September 30, 2001 include the write-off of State Street’s total investment in Bridge Information Systems, Inc. of $50 million, equal to $33 million after tax, or $.10 per diluted share.

(3)
Effective January 1, 2002, State Street does not amortize goodwill, in accordance with SFAS No. 142. For the three months ended September 30, 2001, goodwill expenses were $10 million, equal to $7 million after tax, or $.02 per diluted share. For the nine months ended September 30, 2001, goodwill expenses were $28 million, equal to $19 million after tax, or $.06 per diluted share.

PART I.  ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

Summary

Diluted earnings per share for the third quarter of 2002 were $.56, up $.05 from $.51 in the third quarter of 2001. Total revenue for the third quarter of 2002 was $956 million, down from $967 million a year earlier. Net income was $182 million, up from $170 million. Results for the third quarter of 2001 include $10 million of goodwill amortization expense, equal to $7 million after tax, or $.02 per diluted share. Effective January 1, 2002, State Street adopted SFAS No. 142, “Goodwill and Intangible Assets”, which eliminates the amortization of goodwill. Return on stockholders’ equity was 17.0%.

Diluted earnings per share for the nine months ended September 30, 2002 were $1.64, up $.26 from $1.38 in the comparable period of 2001. Total revenue for the first nine months of 2002 was $2.9 billion, up $111 million from a year earlier. Net income was $538 million, up from $458 million. Results for the first nine months of 2001 included the write-off of State Street’s total investment in Bridge Information Systems Inc. (“Bridge”), equal to $33 million after tax, or $.10 per diluted share. Additionally, results for the first nine months of 2001 include $28 million of goodwill amortization expense, equal to $19 million after tax, or $.06 per diluted share. Return on stockholders’ equity was 17.5%.

Total Revenue

In the third quarter of 2002, total revenue was $956 million, down $11 million, or 1%, compared to $967 million a year ago. The sharp decline in equity market valuations and an adverse interest-rate environment were somewhat offset by fee revenue generated from new business from existing and new clients. For the nine months ended September 30, 2002, total revenue was up 4%.

Fee Revenue

Fee revenue for the third quarter of 2002 was $702 million, up $1 million, over 2001. Since a portion of the Corporation’s fees are based on the value of assets under custody and management, fluctuations in the valuation of worldwide securities markets will affect revenue. State Street estimates, based on a study conducted in 2000, that a 10% increase or decrease in worldwide equity values would cause a corresponding change in State Street’s total revenue of approximately 2%. If bond values worldwide were to increase or decrease by 10%, State Street would anticipate a corresponding change of approximately 1% in its total revenue.

Servicing fees were up 6% in the third quarter of 2002 from a year ago, to $427 million. Servicing fees are derived from custody, accounting, daily pricing and administration; master trust and master custody; trustee and recordkeeping; securities lending; performance, risk and compliance analytics; and investment manager operations outsourcing. New business from existing and new clients, including business gained through an acquisition in July 2002, drove growth in servicing fees, more than offsetting the adverse effect from the decline in comparable average equity market valuations, and lower securities lending revenue, resulting from the adverse interest rate environment. Daily average equity market values for the third quarter of 2002 as measured by the S&P 500® declined 22%, the MSCI EAFE® declined 16%, and the NASDAQ® declined 30%, from a year ago. Total assets under custody were $5.7 trillion, compared to $5.8 trillion a year ago.

Management fees from investment management services, delivered through State Street Global Advisors®, were $124 million in the third quarter of 2002, compared to $125 million a year ago. Management fees principally reflected significantly lower average equity market valuations from a year ago with the quarterly month-end averages of the S&P 500® down 22%, the MSCI EAFE® down 17%, and the NASDAQ® down 28%, from the third quarter of 2001. Securities lending revenue was lower, as well. These declines were substantially

PART I.  ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

offset by new business from existing and new clients. Total assets under management were $707 billion, compared to $663 billion a year previously.

Foreign exchange trading revenue was $79 million for the third quarter of 2002, compared to $87 million a year ago. U.S. investors were less active in non-U.S. markets, which resulted in lower volumes of foreign exchange trades related to securities settlements. Trading volumes over FX Connect®, State Street’s foreign exchange trading platform, continue to increase.

Brokerage fee revenue was $32 million compared to $21 million a year ago, reflecting a record quarter for brokerage fee revenue, primarily from new clients, reflecting an increase in market share in transition management services.

Processing fees and other revenue, which includes profits and losses from joint ventures and other items, was $40 million in the quarter compared to $63 million a year ago. Strong demand for structured products and a gain on the sale of a non-strategic business by a joint venture contributed to processing fees and other revenue in the third quarter of 2001. Excluding these items, processing fees were relatively flat from 2001 to 2002.

For the nine months ended September 30, 2002, fee revenue was $2.1 billion, up $84 million from fee revenue a year ago. Fee revenue for 2001 includes the write-off of State Street’s total investment in Bridge recorded in 2001 of $50 million. Servicing fees were $1.3 billion, up $62 million or 5%, reflecting business from new customers, expanded relationships with existing customers, and business gained from an acquisition. Management fees were $400 million, up $13 million, or 3%, reflecting new business, including business gained from acquisitions. Both servicing fees and management fees were negatively impacted by the decline in securities lending revenue and declining global equity market valuations. Foreign exchange trading revenue was $238 million, down $47 million from a year ago, reflecting lower currency volatility. Processing fees and other revenue was $131 million, up from $95 million in the prior year, which reflected high demand for structured products and the gain on the sale of a non-strategic business by a joint venture, offset by the write-off of the investment in Bridge of $50 million.

Net Interest Revenue

Net interest revenue for the third quarter of 2002 was $224 million, down from $254 million in the third quarter of 2001. State Street provides repurchase agreements and deposit services for clients’ investment activities, which generate net interest revenue. Lower yields on assets, reflecting lower interest rates, drove the decrease in net interest revenue. Additionally, deposit balances in the third quarter of 2001 were unusually high in volume due to the market disruption caused by the September 11th terrorist actions.

	Three Months Ended September 30,
	2002		2001
(Dollars in millions)	Average Balance	Rate(1)	Average Balance	Rate(1)

Interest-earning assets	$70,188	2.78%	$70,527	4.07%
Interest-bearing liabilities	62,866	1.59	61,356	2.92

Excess of rate earned over rate paid		1.19%		1.15%

Net Interest Margin		1.36%		1.53%

(1)
Rates are calculated on a taxable-equivalent basis where the tax savings generated by tax-exempt investments is recorded as net interest revenue with a corresponding charge to income tax expense. Tax savings are computed using a federal income tax rate of 35%, adjusted for applicable state income taxes, net of the related federal tax benefit.

PART I.  ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

Net interest revenue for the first nine months of 2002 was $754 million, compared to $740 million in 2001. Net interest revenue in 2002 benefited early in the year from the reductions in the federal funds rate that occurred in the latter part of 2001. Net interest margin for the nine months ended September 30, 2002 was 1.50%, compared to 1.61% in 2001. Rates earned in excess of rates paid increased by 18 basis points year-over-year.

Gains on Sales of Available-for-Sale Securities

Taking advantage of record low yields on fixed-income securities in the market, State Street realized securities gains of $31 million, up $16 million from last year, by selling securities held in the available-for-sale portfolio. Yields on two-year Treasury notes dropped from 2.80% at June 30, 2002 to 1.66% at September 30, 2002, an historic low. Securities gains for the nine months ended September 30, 2002 were $45 million, up from $36 million a year earlier. As of September 30, 2002, State Street had $19 billion of available-for-sale securities, with $233 million of unrealized appreciation.

Operating Expenses

Operating expenses for the third quarter of 2002 were $684 million, compared to $720 million a year ago. On a comparable basis, expenses were down $26 million, or 4% from $710 million a year ago. Comparable expenses for the third quarter of 2001 exclude $10 million of goodwill amortization expense.

Salaries and employee benefits expenses decreased $22 million, or 5%, to $398 million. Lower salaries and employee benefits expense reflected lower headcount and reduced incentive compensation. State Street continues to realize savings from the staff reductions that were made in April 2002. These savings are offset somewhat by the addition of approximately 500 employees from the acquisition of IFS in July 2002.

Transaction processing services expense of $63 million was up $2 million, or 5%, reflecting the growth in brokerage transition volumes. Occupancy expense increased $5 million to $62 million, reflecting additional space, including expansion outside the U.S., escalation clauses in leased property, and higher leasehold improvement amortization expense.

Other operating expenses in the third quarter of 2002 were down $20 million. In 2001, other operating expense included $10 million of goodwill amortization expense. Effective January 1, 2002, State Street adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but will be subject to annual impairment tests in accordance with the Statement. Based upon management’s review, no impairment of goodwill has been identified.

For the nine months ended September 30, 2002, operating expenses were $2.1 billion, down $14 million, or 1%, from a year ago. Other operating expenses decreased $66 million reflecting goodwill amortization expenses of $28 million in 2001 and the continued success of efforts to align levels of expense with strategic priorities. Offsetting this reduction, higher salaries and employee benefits expense in 2002 included $25 million related to staff reductions, and higher salaries costs over 2001 due to acquisitions and new client activity.

Income Taxes

Income taxes for the third quarter of 2002 were $90 million, up from $77 million in the third quarter of last year. State Street’s estimated full-year tax rate for 2002 is 33.0%, excluding the possible gain on the divestiture of the Corporate Trust division, up from 32.6% for the full year 2001, excluding the write-off of Bridge.

PART I.  ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

Credit Quality

At September 30, 2002, total gross loans were $4.7 billion. At quarter end, the allowance for loan losses was $61 million, an increase from $55 million a year ago. For the quarter ended September 30, 2002, the provision for loan losses charged against income was $1 million; there were $3 million of charge-offs and no recoveries during the third quarter of 2002. At September 30, 2002, the loan held for resale had a net carrying value of $2 million and was the only non-performing loan at September 30, 2002. Non-performing assets at September 30, 2002, were $17 million, including $12 million of non-performing investment securities, $2 million of non-accrual loans, and other real estate owned of $3 million.

Acquisitions and Divestiture

In July 2002, State Street completed the purchase of International Fund Services (IFS), a leading provider of fund accounting and administration, as well as securities trade support and operational services, for hedge funds. As one of the largest providers of hedge funds services, IFS services over 100 large asset management firms and private equity fund managers, representing more than 350 funds globally. IFS is headquartered in New York City, with operations centers in New York City and Dublin, Ireland. Approximately 500 employees were transferred to State Street.

In August 2002, State Street announced that it has entered into a definitive agreement to sell its Corporate Trust services to U.S. Bank, N.A., the lead bank of U.S. Bancorp. Subject to regulatory approval, the transaction is expected to close by year-end. Corporate Trust services contributed approximately 3% of State Street’s total revenue, primarily in servicing fees. Under the terms of the agreement, the transaction is valued at approximately $725 million, about 10% of which will be escrowed pending the successful transition of the business.

PART I.  ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

Lines of Business

Following is a summary of line of business financial results for the nine months ended September 30:

	Investment Servicing		Investment Management
(Dollars in millions, except where otherwise noted)	2002	2001	2002	2001

Fee revenue:
Servicing fees	$1,289	$1,227
Management fees			$400	$387
Foreign exchange trading	238	285
Brokerage	86	66
Processing fees and other(1)	115	133	16	12

Total fee revenue	1,728	1,711	416	399
Net interest revenue after provision for loan losses—taxable equivalent(2)	766	731	31	49
Gains on sales of available-for-sale securities	45	36

Total operating revenue(1)	2,539	2,478	447	448
Operating expense	1,745	1,753	392	398

Operating earnings before income taxes(1)	$794	$725	$55	$50

Pre-tax margin	31%	29%	12%	11%
Average assets (billions)	$75.2	$69.4	$1.9	$1.8

(1)	Line of business results for the nine months ended September 30, 2001 exclude the write-off of $50 million for State Street’s investment in Bridge.
(2)
Taxable equivalent adjustments were calculated using an incremental federal income tax rate of 35%, adjusted for applicable state taxes, net of the related federal tax benefit. Total taxable equivalent adjustments for the nine months ended September 30, 2002 and 2001, were $46 million and $47 million, respectively.

Investment Servicing.    Investment Servicing includes custody, accounting, daily pricing and administration; master trust and master custody; trustee and recordkeeping; foreign exchange and trading services; securities lending; deposit and short-term investment facilities; lease financing; investment manager operations outsourcing; and performance, risk and compliance analytics to support institutional investors. State Street’s 50%-owned affiliates, Boston Financial Data Services, Inc. and the International Financial Data Services group of companies, provide shareholder services, including mutual fund and collective fund shareholder accounting. Revenue from Investment Servicing comprised 85% of State Street’s total operating revenue for the nine months ended September 30, 2002.

Total operating revenue for the nine months ended September 30, 2002, increased $61 million to $2.5 billion, up 3% from the first nine months of 2001. This increase in revenue is driven by a 5% increase in net interest revenue, a 5% increase in servicing fees and a 5% increase in other fee revenue, offset somewhat by a decline in foreign exchange trading revenue.

Servicing fees were up 5% for the first nine months of 2002 from a year ago, to $1.3 billion. Servicing fees are derived from custody, accounting, daily pricing and administration; master trust and master custody; trustee and recordkeeping; securities lending; performance, risk and compliance analytics; and investment manager operations outsourcing. New business from existing and new clients, including business gained through an acquisition in July 2002, drove growth in servicing fees, more than offsetting the adverse effect from the decline in comparable average equity market valuations and lower securities lending revenue, resulting from the adverse interest rate environment. Total assets under custody were $5.7 trillion, compared to $5.8 trillion a year ago.

PART I.  ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

Foreign exchange trading revenue was $238 million for the first nine months of 2002, compared to $285 million a year ago. U.S. investors were less active in non-U.S. markets, which resulted in lower volumes of foreign exchange trades related to securities settlements. Volatility in State Street’s most-traded currencies was down from a year ago, particularly in the first quarter of 2002. However, trading volumes over FX Connect, State Street’s foreign exchange trading platform, continue to increase.

Brokerage fee revenue for the nine months ended September 30, 2002, was $86 million compared to $66 million a year ago, reflecting a record third quarter for brokerage fee revenue, primarily from new clients, reflecting an increase in market share in transition management services.

Processing fees and other revenue declined $18 million to $115 million from $133 million. Strong demand for structured products and a gain on the sale of a non-strategic business by a joint venture contributed to processing fees and other revenue in 2001. Excluding these items, processing fees and other revenue were relatively flat from 2001 to 2002.

On a taxable equivalent basis, net interest revenue after provision for loan losses for the first nine months of 2002 was $766 million, compared to $731 million in 2001. Net interest revenue in 2002 benefited early in the year from the reductions in the federal funds rate that occurred in the latter part of 2001.

Taking advantage of recent record-low yields on fixed-income securities in the market, State Street realized securities gains of $45 million for the first nine months of 2002, an increase of $9 million from the prior year, by selling higher-yield securities held in the available-for-sale portfolio, principally in the third quarter of 2002.

Operating expenses for the nine months ended September 30, 2002, were $1.7 billion, down $8 million from the prior year. Expenses for first nine months of 2001 included $16 million of goodwill amortization expense. On a comparable basis, excluding goodwill amortization expense, total operating expenses were up $8 million, or less than 1%, from the prior year.

Investment Management.    Investment Management offers a broad array of services for managing financial assets, including investment management and investment research services for both institutions and individual investors worldwide. These services included active and passive U.S. and non-U.S. equity and fixed income strategies, and other related services, such as securities lending. Retirement benefit services are provided through State Street’s 50%-owned affiliate, CitiStreet, LLC. Revenue from this line of business comprised 15% of State Street’s total operating revenue for the nine months ended September 30, 2002.

Total revenue for the nine months ended September 30, 2002, was $447 million, down $1 million, from $448 million reported for the first nine months of 2001. A decline in net interest revenue was largely offset by growth in management fees.

Management fees from investment management services, delivered through State Street Global Advisors, were $400 million in the first nine months of 2002, compared to $387 million a year ago. Management fees principally reflected new business from new and existing clients, constrained by significantly lower average equity market valuations from a year ago, as well as lower securities lending revenue. Total assets under management were $707 billion, compared to $663 billion the previous year.

Operating expenses for the nine months ended September 30, 2002 were $392 million, down $6 million, or 1%, from $398 million. Expenses for first nine months of 2001 included $12 million of goodwill amortization expense. On a comparable basis, total operating expenses were up $6 million from the prior year. Salaries and employee benefits expense increased primarily due to acquisitions.

PART I.  ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

Liquidity and Capital

Liquidity.    The primary objective of State Street’s liquidity management is to ensure that the Corporation has sufficient funds to meet its commitments and business needs, including accommodating the transaction and cash management requirements of its clients. Liquidity is provided by State Street’s access to global debt markets, its ability to gather additional deposits from its clients, maturing short-term assets, sales of securities, and repayment of clients’ loans. Client deposits and other funds provide multi-currency, geographically diverse sources of liquidity. State Street maintains a large portfolio of liquid assets. As of September 30, 2002, the Corporation’s liquid assets were 88% of total assets, the vast majority of which can be sold on the open market to meet liquidity needs. State Street has $233 million in unrealized gains on available-for-sale investment securities at September 30, 2002.

State Street has entered into an agreement to sell its Corporate Trust services. The transaction is expected to close by year-end 2002. Under the terms of the agreement, the transaction is valued at approximately $725 million, about 10% of which will be escrowed pending successful transition of the business. State Street has also entered into an agreement to buy substantial parts of the global securities services business of Deutsche Bank AG. The transaction is subject to customary regulatory approvals and is expected to close within the next four months. Under the terms of the agreement, State Street will pay an initial payment of approximately $1.2 billion at closing, and has agreed to make subsequent payments up to an estimated EUR 300 million, based on the performance of the acquired business post-closing. The majority of the payments will be financed by State Street using existing resources. State Street expects to finance approximately $500 million of the initial purchase price either by issuing equity or equity-related securities to the public, or by issuing State Street stock directly to Deutsche Bank. The transaction and the resulting financial impact has been previewed by State Street with independent credit rating agencies, and on that basis State Street expects its debt ratings to be re-affirmed.

Capital.    State Street’s objective is to maintain a strong capital base in order to provide financial flexibility for its business needs, including funding corporate growth and supporting clients’ cash management needs. As a state-chartered bank and member of the Federal Reserve System, State Street Bank, State Street’s principal subsidiary, is primarily regulated by the Federal Reserve Board, which has established guidelines for minimum capital ratios. State Street has developed internal capital adequacy policies to ensure that State Street Bank meets or exceeds the level required for the “well capitalized” category, the highest of the Federal Reserve Board’s five capital categories. State Street Bank must meet the regulatory designation of “well capitalized” in order for State Street to maintain its status as a financial holding company. State Street’s capital management emphasizes risk exposure rather than asset levels. At September 30, 2002, State Street Bank’s Tier 1 risk-based capital ratio was 15.9% and the Corporation’s Tier 1 risk-based capital ratio was 16.8%. Both significantly exceed the regulatory minimum of 4% and the well-capitalized threshold of 6%. See Note J to the Notes to Consolidated Financial Statements for further information.

State Street’s Board of Directors has authorized the purchase of State Street common stock for use in employee benefit programs and for general corporate purposes. As of September 30, 2002, 8.3 million shares may be purchased under the stock purchase program. State Street employs a third-party broker-dealer to acquire shares for the Corporation’s stock purchase program on the open market.

Trading Activities: Foreign Exchange and Interest Rate Sensitivity

As part of its trading activities, the Corporation assumes positions in both the foreign exchange and interest rate markets by buying and selling cash instruments and using financial derivatives, including foreign exchange forward contracts, foreign exchange and interest rate options, and interest rate swaps. As of September 30, 2002, the notional amount of these derivative instruments was $226.1 billion, of which $208.5 billion were foreign exchange forward contracts. Long and short foreign exchange forward positions are closely matched to minimize currency and interest rate risk. All foreign exchange contracts are valued daily at current market rates.

PART I.  ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

The following table presents State Street’s market risk for its trading activities as measured by its value at risk methodology:

Value at Risk for the nine months ended September 30,

(Dollars in millions)	Average	Maximum	Minimum

2002:
Foreign exchange products	$1.0	$2.5	$.4
Interest rate products	3.1	4.3	2.2
2001:
Foreign exchange products	$.9	$2.5	$.4
Interest rate products	4.2	5.9	3.0

State Street compares actual daily profits and losses from trading activities to estimate one-day value at risk. During the first nine months of 2002, State Street did not experience any trading losses in excess of its end-of-day value at risk estimate.

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

State Street provides services worldwide. Global and regional economic factors and changes or potential changes in laws and regulations affecting the Corporation’s business—including volatile currencies, pace of inflation, changes in monetary policy, changes in domestic and international banking supervisory regulations including capital requirements, and social and political instability—could affect results of operations. For example, the significant slowing of economic growth globally is affecting worldwide equity values and business growth. The terrorist attacks that took place in the United States on September 11, 2001, and subsequent military and terrorist activities, have caused economic and political uncertainties. These activities and the national and global efforts to combat terrorism have affected and may further adversely affect economic growth, and may have other adverse effects on many companies, including State Street, in ways that are not predictable. Also, the form of amended regulatory accord on international banking institutions to be reached by the Basel Committee on Banking Supervision, and its affects on State Street, cannot be predicted at this time.

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

Interest rates.    The levels of market interest rates, the shape of the yield curve and the direction of interest rate changes affect net interest revenue and securities lending revenue, which is recorded in both servicing and management fees. All else being equal, in the short term, State Street’s net interest revenue and securities lending revenue benefit from falling interest rates and are negatively affected by rising rates because interest-bearing liabilities reprice sooner than interest-earning assets. In general, sustained lower interest rates and a flat yield curve have a constraining effect on the net interest revenue and securities lending revenue growth.

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

State Street’s significant accounting policies are described in detail in Note A in the Notes to the Consolidated Financial Statements as included in State Street’s annual report on Form 10-K for the year ended December 31, 2001, and have been updated in Note A to the consolidated financial statements included in this quarterly report on Form 10-Q. State Street’s critical accounting policies are described in management’s discussion and analysis of results of operations and financial condition as included in State Street’s annual report on Form 10-K for the year ended December 31, 2001. There have not been any significant changes in the factors or methodology used by management in determining its accounting estimates used or applied in its critical accounting policies since December 2001, that are material in relation to the Corporation’s financial condition, changes in financial condition and results of operations.

Subsequent Events

In November 2002, State Street announced that it has entered into a definitive agreement with Deutsche Bank AG to buy substantial parts of Deutsche Bank's Global Securities Services business. Under the terms of the agreement, State Street will pay Deutsche Bank an initial payment of approximately $1.2 billion at closing. This amount may be reduced depending on the acquired business's run rate revenues at closing and certain other factors. State Street has also agreed to make subsequent payments up to an estimated EUR 300 million, based on the performance of the acquired business post-closing, including adjustments related to revenues generated from the acquired business. The majority of the payments will be financed by State Street using existing resources. State Street expects to finance approximately $500 million of the initial purchase price either by issuing equity or equity-related securities to the public, or by issuing State Street stock directly to Deutsche Bank. Excluding transaction charges associated with the acquisition, the transaction is expected to be dilutive by approximately $0.01 to $0.03 to State Street's earnings per share in 2003, and accretive by approximately $0.01 to $0.03 to State Street's earnings per share in 2004. State Street expects to record $90-$110 million of pre-tax restructuring costs associated with the conversion in 2003. The transaction is subject to customary regulatory approvals and is expected to close within the next four months.

PART I.  ITEM 3.
Quantitative and Qualitative Disclosure About Market Risk

See information under the caption “Trading Activities: Foreign Exchange and Interest Rate Sensitivity” on pages 24-25.

State Street’s Risk Management function is described in detail in the Corporation’s annual report on Form 10-K for the year ended December 31, 2001.

PART I.  ITEM 4.
Controls and Procedures

The Corporation has established and maintains disclosure controls and procedures that are designed to ensure that material information relating to the Corporation and its subsidiaries required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Corporation’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Within the 90 days prior to the date of this quarterly report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of the date of such evaluation.

The Chief Executive Officer and Chief Financial Officer have also concluded that there were no significant changes in the Corporation’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date that the Corporation completed its evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II—Other Information

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit Index

Exhibit Number		Page of this Report
12	Ratio of earnings to fixed charges	35

15	Letter regarding unaudited interim financial information	36

(b) Current Reports on Form 8-K

A current report on Form 8-K dated August 2, 2002, was filed on August 2, 2002, by the Registrant with the Securities and Exchange Commission reporting a Statement Under Oath of Principal Executive Officer and Principal Financial Officer Regarding Facts and Circumstances Relating to Exchange Act Filings.

A current report on Form 8-K dated August 7, 2002, was filed on August 7, 2002, by the Registrant with the Securities and Exchange Commission reporting that State Street Corporation announced Joseph C. Antonellis as Chief Information Officer and head of its Information Technology Group.

A current report on Form 8-K dated August 13, 2002, was filed on August 15, 2002, by the Registrant with the Securities and Exchange Commission reporting that State Street announced it has entered into a definitive agreement to sell its Corporate Trust business to U.S. Bank, N.A., the lead bank of U.S. Bancorp.

A current report on Form 8-K dated August 19, 2002, was filed on August 19, 2002, by the Registrant with the Securities and Exchange Commission reporting a statement clarifying remarks made by its Chairman and CEO David A. Spina to the American Banker in an interview the preceding week.

A current report on Form 8-K dated September 18, 2002, was filed on September 19, 2002, by the Registrant with the Securities and Exchange Commission reporting that State Street had confirmed that it was in exclusive discussions with Deutsche Bank AG concerning the possible acquisition of substantial parts of Deutsche Bank’s global securities services business.

A current report on Form 8-K dated September 30, 2002, was filed on October 1, 2002, by the Registrant with the Securities and Exchange Commission reporting State Street Corporation’s appointment of Edward J. Resch as Executive Vice President and Chief Financial Officer.

A current report on Form 8-K dated November 5, 2002, was filed on November 5, 2002, by the Registrant with the Securities and Exchange Commission reporting that State Street had announced that it had entered into a definitive agreement with Deutsche Bank AG to purchase most of Deutsche Bank’s global securities services business.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STATE STREET CORPORATION

By:                        /s/ EDWARD J. RESCH
Date: November 4, 2002
Edward J. Resch,
Executive Vice President
and Chief Financial Officer

By:                 /s/ FREDERICK P. BAUGHMAN
Date: November 4, 2002
Frederick P. Baughman,
Senior Vice President, Controller and
Chief Accounting Officer

CERTIFICATION

I, David A. Spina, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of State Street Corporation;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ DAVID A. SPINA
David A. Spina, Chairman and Chief Executive Officer

Date: November 4, 2002

CERTIFICATION

I, Edward J. Resch, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of State Street Corporation;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ EDWARD J. RESCH
Edward J. Resch, Executive Vice President and Chief Financial Officer

Date: November 4, 2002

CERTIFICATION

To my knowledge, this Report on Form 10-Q for the quarter ended September 30, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of State Street Corporation.

By:	/s/ DAVID A. SPINA
David A. Spina, Chairman and Chief Executive Officer

By:	/s/ EDWARD J. RESCH
Edward J. Resch, Executive Vice President and Chief Financial Officer
Date: November 4, 2002