Form 10-K
period 2002-12-31
STATE STREET CORP
filed 2003-02-21
CIK 93751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_________________________________________

Form 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-5108

STATE STREET CORPORATION
(Exact name of registrant as specified in its charter)

Massachusetts (State or other jurisdiction of incorporation)	04-2456637 (I.R.S. Employer Identification No.)

225 Franklin Street Boston, Massachusetts (Address of principal executive office)	02110 (Zip Code)

617-786-3000
(Registrant’s telephone number, including area code)
_________________________________________

Securities registered pursuant to Section 12(b) of the Act:

(Title of Each Class)	(Name of each exchange on which registered)

Common Stock, $1 par value	Boston Stock Exchange
Preferred share purchase rights	New York Stock Exchange
Pacific Stock Exchange

SPACES SM *	New York Stock Exchange
* SPACES is a service mark of Goldman, Sachs & Co.

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X|  No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes |X|  No |_|

The aggregate market value of the Registrant’s Common Stock held by non-affiliates (persons other than directors and executive officers) of the registrant on January 31, 2003 was $13,095,920,991.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 28, 2002) was $14,423,974,353.

The number of shares of the Registrant’s Common Stock outstanding on January 31, 2003 was 332,163,024. Portions of the following documents are incorporated into the Parts of this Report on Form 10-K indicated below:

(1) The Registrant’s definitive Proxy Statement for the 2003 Annual Meeting to be filed pursuant to Regulation 14A on or before April 30, 2003 (Part III)

STATE STREET CORPORATION
FORM 10-K INDEX
For the Year Ended December 31, 2002

		Page Number

PART I
Item 1	Business	1	-12
Item 2	Properties	12	-13
Item 3	Legal Proceedings	13
Item 4	Submission of Matters to a Vote of Security Holders	13
Item 4A	Executive Officers of the Registrant	13	-14

PART II
Item 5	Market for Registrant’s Common Equity and Related Stockholder Matters	14
Item 6	Selected Financial Data	15	-17
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18	-50
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	51
Item 8	Financial Statements and Supplementary Data	51	-91
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	92

PART III
Item 10	Directors and Executive Officers of the Registrant	92
Item 11	Executive Compensation	92
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	93	-94
Item 13	Certain Relationships and Related Transactions	94
Item 14	Controls and Procedures	94

PART IV
Item 15	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	95	-100
Signatures		101
Certifications		102	-104
Exhibits		105	-110

Part I

I T E M  1 . B u s i n e s s

The business of State Street Corporation (“State Street” or the “Corporation”) and its subsidiaries is further described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

State Street’s Internet address is www.statestreet.com, and the Corporation maintains a website at that address. State Street makes available on or through its Internet website, without charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, and since November 15, 2002, those reports have been made available on its website on the day such material was electronically filed with the Securities and Exchange Commission or if not reasonably practical on that day, on the first business day following electronic filing with the SEC.

General Development of Business

State Street Corporation is a financial holding company organized under the laws of the Commonwealth of Massachusetts. State Street, through its subsidiaries, provides a full range of products and services for sophisticated global investors.

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

With $6.2 trillion of assets under custody and $763 billion of assets under management at year-end 2002, State Street is a leading specialist in meeting the needs of sophisticated global investors. Clients include mutual funds and other collective investment funds, corporate and public pension funds, investment managers, and others. For information as to the financial results of non-U.S. activities, refer to Note 23 that appears in the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data.”

Services are provided from 26 offices in the United States, and from offices in Australia, Belgium, Canada, Cayman Islands, Chile, France, Germany, Ireland, Japan, Luxembourg, Netherlands, Netherlands Antilles, New Zealand, People’s Republic of China, Singapore, South Korea, Switzerland, Taiwan, United Arab Emirates and the United Kingdom. State Street’s executive offices are located at 225 Franklin Street, Boston, Massachusetts.

Lines of Business

State Street reports two lines of business: Investment Servicing and Investment Management. In 2002, revenue from Investment Servicing comprised 86% of State Street’s total revenue, excluding the gain on the sale of State Street’s corporate trust business. Revenue from Investment Management comprised the remaining 14%. For additional information on State Street’s lines of business, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Lines of Business.”

Competition

State Street operates in a highly competitive environment in all areas of its business worldwide. State Street faces competition from other financial services institutions, deposit-taking institutions, investment management firms, private trustees, insurance companies, mutual funds, broker/dealers, investment banking firms, law firms, benefits consultants, leasing companies, and business service and software companies. As State Street expands globally, it encounters additional sources of competition.

State Street Corporation  | 1

State Street believes there are certain key competitive considerations in these markets. These considerations include, for investment servicing: quality of service, economies of scale, technological expertise, quality and scope of sales and marketing, and price; and for investment management: expertise, experience, the availability of related service offerings, and price.

State Street’s competitive success depends upon its ability to develop and market new and innovative services; to adopt or develop new technologies; to bring new services to market in a timely fashion at competitive prices; and to continue and expand its relationships with existing clients and attract new clients.

Employees

At December 31, 2002, State Street had 19,501 employees, of whom 18,952 were full-time.

Completion of the Sale of the Corporate Trust Business

On December 31, 2002, State Street completed the sale of its corporate trust business to U.S. Bank, N.A., the lead bank of U.S. Bancorp. The gain on the sale, net of exit and other associated costs, totaled $495 million, equal to $296 million, or $.90 per diluted share after tax, and was recorded in the fourth quarter of 2002. The premium received at closing on the sale was $650 million. An additional $75 million was placed in escrow pending the successful transition of the business over the next 18 months. Exit and other associated costs were $155 million. The after-tax proceeds from this transaction provided partial funding for the acquisition by State Street of substantial parts of the global securities services business of Deutsche Bank AG in January 2003.

Acquisition of Substantial Parts of the Global Securities Services Business of Deutsche Bank AG

On January 31, 2003, State Street completed the primary closing of its acquisition of a substantial part of the global securities services business (“GSS”) of Deutsche Bank AG. Under the terms of the definitive agreements, first announced on November 5, 2002, State Street’s initial payment to Deutsche Bank for all business units to be acquired was approximately $1.1 billion. A separate closing will be held in the near future for business units in Italy and Austria, upon receipt of applicable regulatory approvals. In the period ending on the one-year anniversary of the closing, State Street will make additional payments of up to an estimated €360 million, based upon performance of the acquired business. The restructuring costs associated with the acquisition are expected to be $90–$110 million on a pre-tax basis, approximately half of which will be recorded in the first quarter of 2003 and the balance recorded over the next three quarters. GSS had approximately $2.2 trillion of assets under custody.

Approximately half of the initial payment was financed using existing resources, including the net proceeds from the sale of the corporate trust business mentioned above. State Street financed $595 million of the purchase price by issuance of equity, equity-related and capital securities to the public under an existing shelf registration statement. In January 2003, State Street issued $345 million, or 7.2 million shares of common stock, $345 million, or 1.7 million units of SPACES(SM), and $345 million of floating-rate, medium-term capital securities due 2008. SPACES are collateralized, forward purchase contract units for additional shares of common stock of State Street. Each SPACES has a stated amount of $200 and consists of PACES(SM), a fixed-share purchase contract and treasury securities, and COVERS(SM), a variable-share repurchase contract. The SPACES investors will receive total annual payments of 6.75% on the units, payable quarterly, consisting of an annual 2.75% coupon on the PACES and an annual 4.00% contract payment on the COVERS. State Street did not receive the proceeds from the SPACES at closing, but will receive proceeds of $345 million and issue common stock upon the settlement of the fixed share purchase contracts underlying the SPACES units on November 15, 2005. The floating rate capital securities were issued at LIBOR plus 50 basis points, and are subject to mandatory redemption on December 15, 2005, provided certain regulatory requirements are met, and otherwise are due on February 15, 2008. After the close of the financing transactions in January 2003, $469 million of State Street’s shelf registration was available for further issuance.

2 | State Street Corporation

Regulation and Supervision

G e n e r a l . State Street is registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the “Act”). The Act, with certain exceptions, limits the activities in which State Street and its non-bank subsidiaries may engage, including non-bank companies for which State Street owns or controls more than 5% of a class of voting shares, to those that the Federal Reserve Board considers to be closely related to banking or managing or controlling banks. The Federal Reserve Board may order a bank holding company to terminate any activity or its ownership or control of a non-bank subsidiary if the Federal Reserve Board finds that such activity or ownership or control constitutes a serious risk to the financial safety, soundness or stability of a subsidiary bank and is inconsistent with sound banking principles or statutory purposes. In the opinion of management, all of State Street’s present subsidiaries are within the statutory standard or are otherwise permissible. The Act also requires a bank holding company to obtain prior approval of the Federal Reserve Board before it may acquire substantially all the assets of any bank or ownership or control of more than 5% of the voting shares of any bank.

State Street has also elected to become a financial holding company (“FHC”), which reduces to some extent the restrictions on activities of certain bank holding companies that qualify, such as State Street. FHC status allows banks to associate with, or have management interlocks with, business organizations engaged in securities activities. In order to qualify, each bank holding company’s depository subsidiaries must be well capitalized and well managed, and it must be meeting its Community Reinvestment Act obligations. Once qualified as an FHC, a bank holding company must continue to meet the applicable capital and management standards. Failure to maintain such standards may ultimately permit the Federal Reserve Board to take certain enforcement actions against such company.

Financial holding companies are permitted to engage in those activities that are determined by the Federal Reserve Board, working with the Secretary of the Treasury, to be financial in nature, incidental to an activity that is financial in nature, or complementary to a financial activity and that does not pose a safety and soundness risk. Activities defined to be financial in nature, include, but are not limited to, the following: providing financial or investment advice; underwriting; dealing in or making markets in securities; merchant banking, subject to significant limitations; and any activities previously found by the Federal Reserve Board to be closely related to banking.

C a p i t a l  A d e q u a c y . Bank holding companies, such as State Street, are subject to Federal Reserve Board minimum risk-based capital and leverage ratio guidelines. At December 31, 2002, State Street’s consolidated Tier 1 and total risk-based capital ratios were 17.1% and 18.0%, respectively. For further information as to the Corporation’s capital position and capital adequacy, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Liquidity and Capital,” and to Note 12 in the Notes to Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.”

State Street Bank is subject to similar risk-based capital and leverage ratio guidelines. State Street Bank exceeded the applicable minimum capital requirements as of December 31, 2002. Failure to meet capital requirements could subject a bank to a variety of enforcement actions, including the termination of deposit insurance by the Federal Deposit Insurance Corporation (the “FDIC”), and to certain restrictions on its business that are described further in this section.

In January 2001, the Basel Committee on Banking Supervision issued a second consultative paper, “Proposal for a New Basel Capital Accord” or the “New Accord”. The New Accord, which will apply to all banks as well as to holding companies that are parents of banking groups, is expected to be finalized by year-end 2003. Implementation of the new framework, to the extent it is adopted and promulgated by the Federal Reserve Board, is expected to begin at year-end 2006. The Corporation is monitoring the status and progress of the New Accord.

S u b s i d i a r i e s . The Federal Reserve System is the primary federal banking agency responsible for regulating State Street and its subsidiaries, including State Street Bank, for both U.S. and international operations. State Street is also subject to the Massachusetts bank holding company statute. The Massachusetts statute requires

State Street Corporation | 3

prior approval by the Massachusetts Board of Bank Incorporation for the acquisition by State Street of more than 5% of the voting shares of any additional bank and for other forms of bank acquisitions.

State Street’s banking subsidiaries are subject to supervision and examination by various regulatory authorities. State Street Bank is a member of the Federal Reserve System and the FDIC and is subject to applicable federal and state banking laws and to supervision and examination by the Federal Reserve Bank of Boston, as well as by the Massachusetts Commissioner of Banks, the FDIC, and the regulatory authorities of those countries in which a branch of State Street Bank is located. Other subsidiary trust companies are subject to supervision and examination by the Office of the Comptroller of the Currency, other offices of the Federal Reserve System or by the appropriate state banking regulatory authorities of the states in which they are located. State Street’s non-U.S. banking subsidiaries are subject to regulation by the regulatory authorities of the countries in which they are located. State Street’s U.S. broker-dealer subsidiary is subject to regulation by the Securities and Exchange Commission and is a member of the National Association of Securities Dealers, a self-regulatory organization. The capital of each of these banking subsidiaries is in excess of the minimum legal capital requirements as set by those authorities.

State Street and its non-bank subsidiaries are affiliates of State Street Bank under the federal banking laws, which impose certain restrictions on transfers of funds in the form of loans, extensions of credit, investments or asset purchases from State Street Bank to State Street and its non-bank subsidiaries. Transfers of this kind to State Street and its non-bank subsidiaries by State Street Bank are limited to 10% of State Street Bank’s capital and surplus with respect to each affiliate and to 20% in the aggregate, and are subject to certain collateral requirements. A bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or lease or sale of property or furnishing of services. Federal law also provides that certain transactions with affiliates must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions involving other non-qualified companies or, in the absence of comparable transactions, on terms and under circumstances, including credit standards, that in good faith would be offered to, or would apply to, non-affiliated companies. The Federal Reserve Board has jurisdiction to regulate the terms of certain debt issues of bank holding companies.

State Street’s international banking operations are subject to the Federal Reserve Board’s Regulation K and related federal laws. Most of State Street’s international operations are conducted through State Street Bank’s Edge corporation subsidiary or through international branches of State Street Bank. An Edge corporation is a member bank subsidiary organized under the authority of the Federal Reserve Board that, in general, conducts only international activity. With the approval of the Federal Reserve Board, State Street Bank may invest more than 10 percent but not more than 20 percent of its capital and surplus in its Edge corporation subsidiary. State Street Bank has previously utilized this authority, and, in connection with the recent Deutsche Bank transaction (see “Acquisition of Substantial Parts of the Global Securities Services Business of Deutsche Bank AG”), received approval to raise its investment in its Edge corporation to the maximum amount permitted by law. Notwithstanding the 20 percent Edge corporation limit, State Street may continue to make new investments abroad directly (through the parent company or through direct, non-bank, subsidiaries of the parent company) or through international bank branch expansion, which investments are not subject to a similar limitation. As State Street Bank’s capital and surplus grows, State Street Bank could also make incremental investments in the Edge corporation subsidiary without exceeding the 20 percent limitation. Historically, State Street, in general, has found it more optimal from an operational and financial standpoint to expand abroad by increasing its investment in State Street Bank’s Edge corporation subsidiary. State Street cannot predict with certainty the impact on the pace of its future international expansion in light of having reached the Edge corporation subsidiary investment limitation, but believes that, in light of available alternatives, such limitation will not affect materially its ability to expand internationally in a manner that is acceptable from an operational and financial standpoint.

4 | State Street Corporation

S u p p o r t  o f  S u b s i d i a r y  B a n k s . Under Federal Reserve Board policy, a bank holding company is required to act as a source of financial and managerial strength to its subsidiary banks. Under this policy, State Street is expected to commit resources to its subsidiary banks in circumstances where it might not do so absent such policy. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority payment.

Dividends

As a bank holding company, State Street is a legal entity separate and distinct from State Street Bank and its non-bank subsidiaries. The right of State Street to participate as a stockholder in any distribution of assets of State Street Bank upon its liquidation or reorganization or otherwise is subject to the prior claims by creditors of State Street Bank, including obligations for federal funds purchased and securities sold under repurchase agreements and deposit liabilities. Payment of dividends by State Street Bank is subject to provisions of the Massachusetts banking law, which provide that dividends may be paid out of net profits provided (i) capital stock and surplus remain unimpaired, (ii) dividend and retirement fund requirements of any preferred stock have been met, (iii) surplus equals or exceeds capital stock, and (iv) losses and bad debts, as defined, in excess of reserves specifically established for such losses and bad debts, have been deducted from net profits. Under the Federal Reserve Act, the approval of the Board of Governors of the Federal Reserve System would be required if dividends declared by the Bank in any year would exceed the total of its net profits for that year combined with retained net profits for the preceding two years, less any required transfers to surplus. Under applicable federal and state law restrictions, at December 31, 2002, State Street Bank had $1.8 billion of retained earnings available for distribution to State Street in the form of dividends. Future dividend payments of the Bank and non-bank subsidiaries cannot be determined at this time.

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

Factors Affecting Future Results

From time to time, information provided by State Street, statements made by its employees, or information included in its filings with the Securities and Exchange Commission (including this Form 10-K), may contain statements that are considered “forward looking statements” within the meaning of U.S. federal securities laws, including statements about the Corporation’s confidence and strategies and its expectations about revenue and market growth, acquisitions and divestitures, new technologies, services and opportunities, and earnings. These statements may be identified by such forward looking terminology as “expect,” “look,” “believe,” “anticipate,” “may,” “will,” or similar statements or variations of such terms. These forward-looking statements involve certain risks and uncertainties, which could cause actual results to differ materially. Factors that may cause such differences include, but are not limited to, the factors appearing in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Financial Goals and Factors That May Affect Them,” factors further described in conjunction with the forward-looking information, and factors elsewhere mentioned in this Form 10-K. Each of these factors, and others, are also discussed from time to time in the Corporation’s other filings with the Securities and Exchange Commission, including its reports on Form 10-Q. The forward-looking statements contained in this Form 10-K speak only as of the time the statements were given, and the Corporation does not undertake to revise those forward-looking statements to reflect events after the date of this report.

State Street Corporation | 5

Selected Statistical Information

The following tables contain State Street’s consolidated statistical information relating to, and should be read in conjunction with, the financial information provided in Part II, Item 8, “Financial Statements and Supplementary Data;” Part II, Item 6, “Selected Financial Data;” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Distribution of Average Assets, Liabilities and Stockholders’ Equity;
Interest Rates and Interest Differential

The average statements of condition and net interest revenue analysis for the years indicated are presented below.

			2002			2001			2000

	Average		Average	Average		Average	Average		Average
(Dollars in millions; taxable equivalent)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
A s s e t s
Interest-bearing deposits with banks	$24,341	$622	2.56%	$20,548	$821	3.99%	$16,399	$743	4.53%
Securities purchased under resale agreements
and securities borrowed	21,070	370	1.76	19,768	798	4.04	18,531	1,159	6.26
Federal funds sold	516	9	1.66	716	27	3.84	1,186	75	6.30
Trading account assets(2)	1,040	31	2.95	1,190	55	4.61	1,083	54	4.99
Investment securities:
U.S. Treasury and federal agencies	12,051	404	3.35	8,434	447	5.30	8,308	520	6.26
State and political subdivisions(2)	1,801	97	5.42	1,653	107	6.47	1,932	133	6.91
Other investments	7,323	287	3.93	7,258	385	5.31	4,954	324	6.54
Commercial and financial loans	3,022	82	2.70	4,130	133	3.22	3,785	186	4.90
Lease financing(2)	2,083	133	6.40	1,951	149	7.66	1,659	127	7.69

Total Interest-Earning Assets(2)	73,247	2,035	2.78	65,648	2,922	4.45	57,837	3,321	5.74
Cash and due from banks	1,165			1,271			1,267
Other assets	4,673			4,406			3,819

Total Assets	$79,085			$71,325			$62,923

L i a b i l i t i e s a n d S t o c k h o l d e r s ’ E q u i t y
Interest-bearing deposits:
Savings	$2,171	20	0.92	$2,845	101	3.55	$2,466	132	5.35
Time	7,301	133	1.82	2,058	81	3.94	313	21	6.75
Non-U.S.	26,393	345	1.31	27,094	674	2.49	24,615	859	3.49

Total interest-bearing deposits	35,865	498	1.39	31,997	856	2.68	27,394	1,012	3.69
Securities sold under repurchase agreements	23,881	356	1.49	20,426	739	3.62	19,867	1,182	5.95
Federal funds purchased	3,085	50	1.63	2,745	100	3.63	729	46	6.33
Other short-term borrowings	1,242	20	1.60	1,097	42	3.86	673	40	6.04
Long-term debt	1,259	71	5.68	1,218	93	7.64	1,080	82	7.62

Total Interest-Bearing Liabilities	65,332	995	1.52	57,483	1,830	3.18	49,743	2,362	4.75

Noninterest-bearing deposits	6,141			6,929			7,198
Other liabilities	3,406			3,279			3,052
Stockholders’ equity	4,206			3,634			2,930

Total Liabilities and Stockholders’ Equity	$79,085			$71,325			$62,923

Net Interest Revenue		$1,040			$1,092			$959

Excess of rate earned over rate paid			1.26%			1.27%			.99%
Net Interest Margin(1)			1.42			1.66			1.66

(1)	Net interest margin is taxable equivalent net interest revenue divided by average interest-earning assets.
(2)	Interest revenue on non-taxable investment securities and loans includes the effect of taxable-equivalent adjustments, a method of presentation in which interest income on tax-exempt securities is adjusted to present the earnings performance on a basis equivalent to interest earned on fully taxable securities with a corresponding charge to income tax expense. The adjustment is computed using a federal income tax rate of 35%, adjusted for applicable state income taxes, net of the related federal tax benefit. The taxable equivalent adjustments included in interest revenue above were $61 million, $67 million and $65 million for the years ended December 31, 2002, 2001 and 2000, respectively.

6 | State Street Corporation

The table below summarizes changes in taxable-equivalent interest revenue and interest expense due to changes in volume of interest-earning assets and interest-bearing liabilities, and changes in interest rates. Changes attributed to both volume and rate have been allocated based on the proportion of change in each category.

		2002 Compared to 2001		2001 Compared to 2000

	Change in	Change in	Net Increase	Change in	Change in	Net Increase
(Dollars in millions; taxable equivalent)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
I n t e r e s t r e v e n u e r e l a t e d t o :
Interest-bearing deposits with banks	$150	$(349)	$(199)	$189	$(111)	$78
Securities purchased under resale agreements
and securities borrowed	52	(480)	(428)	78	(439)	(361)
Federal funds sold	(7)	(11)	(18)	(30)	(18)	(48)
Trading account assets	(7)	(17)	(24)	5	(4)	1
Investment securities:
U.S. Treasury and federal agencies	192	(235)	(43)	8	(81)	(73)
State and political subdivisions	9	(19)	(10)	(19)	(7)	(26)
Other investments	4	(102)	(98)	150	(89)	61
Commercial and financial loans	(35)	(16)	(51)	17	(70)	(53)
Lease financing	10	(26)	(16)	22		22

Total Interest-Earning Assets	368	(1,255)	(887)	420	(819)	(399)

I n t e r e s t e x p e n s e r e l a t e d t o :
Deposits:
Savings	(24)	(57)	(81)	20	(51)	(31)
Time	207	(155)	52	118	(58)	60
Non-U.S.	(18)	(311)	(329)	86	(271)	(185)
Securities sold under repurchase agreements	125	(508)	(383)	33	(476)	(443)
Federal funds purchased	12	(62)	(50)	128	(74)	54
Other short-term borrowings	6	(28)	(22)	26	(24)	2
Long-term debt	3	(25)	(22)	11		11

Total Interest-Bearing Liabilities	311	(1,146)	(835)	422	(954)	(532)

Net Interest Revenue	$57	$(109)	$(52)	$(2)	$135	$133

Investment Portfolio

Investment securities consisted of the following at December 31:

(Dollars in millions)		2002		2001		2000
H e l d t o M a t u r i t y ( a t a m o r t i z e d c o s t ) :
Held to Maturity (at amortized cost):
U.S. Treasury and federal agencies		$1,327		$1,296		$1,272
Other investments		216		147		48

Total		$1,543		$1,443		$1,320

A v a i l a b l e f o r S a l e ( a t f a i r v a l u e ) :
U.S. Treasury and federal agencies		$15,760		$10,248		$5,875
State and political subdivisions		2,018		1,463		1,680
Asset-backed securities		4,276		3,638		3,280
Collateralized mortgage obligations		548		795		1,009
Other debt investments		703		572		553
Money market mutual funds		3,057		2,518
Other equity securities		166		104		23

Total		$26,528		$19,338		$12,420

State Street Corporation | 7

The maturities of debt investment securities at December 31, 2002, and the weighted average taxable-equivalent yields were as follows:

	Years
	Under 1		1 to 5		6 to 10		Over 10

(Dollars in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

H e l d t o M a t u r i t y
( a t a m o r t i z e d c o s t ) :
U.S. Treasury and federal agencies	$726	3.34%	$601	2.70%
Other investments	168	2.69	48	2.68

Total	$894		$649

A v a i l a b l e f o r S a l e
( a t f a i r v a l u e ) :
U.S. Treasury and federal agencies	$5,863	1.98%	$7,947	2.43%	$1,080	4.09%	$870	5.60%
State and political subdivisions(1)	429	3.48	592	3.56	483	3.95	514	3.84
Asset-backed securities(1)	756	5.67	3,212	4.58	196	4.52	112	4.04
Collateralized mortgage obligations	48	5.53	423	5.28	59	5.48	18	6.33
Other investments	292	4.80	330	4.44	10	4.00	71	6.15

Total	$7,388		$12,504		$1,828		$1,585

(1)	Yields calculated for interest revenue on non-taxable investment securities includes the effect of taxable-equivalent adjustments, a method of presentation in which interest income on tax-exempt securities is adjusted to present the earnings performance on a basis equivalent to interest earned on fully taxable securities with a corresponding charge to income tax expense. The adjustment is computed using a federal income tax rate of 35%, adjusted for applicable state income taxes, net of the related federal tax benefit. The taxable equivalent adjustment included in interest revenue to calculate the yields above was $31 million for the year ended December 31, 2002.

Loan Portfolio

U.S. and non-U.S. loans at December 31, and average loans outstanding for the years ended December 31, were as follows:

(Dollars in millions)	2002	2001	2000	1999	1998
U . S . :
Commercial and financial	$1,578	$2,479	$2,502	$1,908	$4,306
Lease financing	403	413	433	418	415
Real estate					90

Total U.S.	1,981	2,892	2,935	2,326	4,811

N o n - U . S . :
Commercial and industrial	289	725	837	514	505
Lease financing	1,719	1,639	1,364	1,124	917
Banks and other financial institutions	177	71	119	311	60
Other	8	14	18	18	16

Total Non-U.S.	2,193	2,449	2,338	1,967	1,498

Total loans	$4,174	$5,341	$5,273	$4,293	$6,309

Average loans outstanding	$5,105	$6,081	$5,444	$6,785	$6,347

At December 31, 2002, loans comprised 5% of State Street’s assets. State Street’s loan policies limit the size of individual loan exposures to reduce risk through diversification. Loans are evaluated on an individual basis to determine the appropriateness of renewing each loan. State Street does not have a general rollover policy. Unearned

8 | State Street Corporation

revenue included in leases was $1.1 billion and $1.2 billion for non-U.S. leases, and $140 million and $160 million for U.S. leases, as of December 31, 2002 and 2001, respectively.

Loan maturities for selected loan categories at December 31, 2002, were as follows:

			Years

(Dollars in millions)	Under 1	1 to 5	Over 5
U.S. — Commercial and financial	$1,337	$175	$66
Total non-U.S.	454	9	1,730

The following table shows the classification of loans due after one year according to sensitivity to changes in interest rates at December 31, 2002:

(Dollars in millions)
Loans and leases with predetermined interest rates	$2,131
Loans with floating or adjustable interest rates	252

Total	$2,383

N o n - a c c r u a l  L o a n s . It is State Street’s policy to place loans on a non-accrual basis when they become 60 days past due as to either principal or interest, or when, in the opinion of management, full collection of principal or interest is unlikely. Loans eligible for non-accrual, but considered both well secured and in the process of collection, are treated as exceptions and may be exempted from non-accrual status. When the loan is placed on non-accrual status, the accrual of interest is discontinued and previously recorded but unpaid interest is reversed and charged against net interest revenue.

At year-end, there were no non-accrual loans in 2002, less than $1 million in 2001, $4 million in 2000, $9 million in 1999 and $12 million in 1998. There were no non-accrual loans to non-U.S. clients at December 31, 2002, 2001 and 2000, $5 million at year-end 1999, and none at year-end 1998.

There was less than $1 million of interest revenue related to non-accrual U.S. loans, which would have been otherwise recorded for the year ended December 31, 2002. There was less than $1 million of interest revenue recorded in 2002 before placing loans on non-accrual.

P a s t  D u e  L o a n s . Past due loans are loans on which principal or interest payments are over 90 days delinquent, but where interest continues to be accrued. There were no past due loans as of year ended December 31, 2002 and there were less than $1 million as of each year ended December 31, 2001 through 1998. There were no past due loans included in loans to non-U.S. clients at the year-end 2002, less than $1 million at year-end 2001, none at year-end 2000, and less than $1 million at year-end 1999 and 1998.

State Street Corporation | 9

Allowance for Loan Losses and Credit Quality

The changes in the allowance for loan losses for the years ended December 31, were as follows:

(Dollars in millions)	2002	2001	2000	1999	1998
U . S . :
Balance at beginning of year	$40	$41	$33	$65	$68
Provision for loan losses	4	8	7	10	13
Loan charge-offs — commercial and financial	(3)	(9)		(9)	(19)
Loan charge-offs — real estate
Recoveries — commercial and financial	3		1	3	2
Recoveries — real estate					1
Transferred upon sale(1)	(1)			(36)

Balance at end of year — U.S.	43	40	41	33	65

N o n - U . S . :
Balance at beginning of year	18	16	15	19	15
Provision for loan losses		2	2	4	4
Loan charge-offs			(1)	(8)
Recoveries

Balance at end of year — Non-U.S.	18	18	16	15	19

Total balance at end of year	$61	$58	$57	$48	$84

Ratio of net charge-offs (recoveries) to average loans
outstanding	.04%	.14%	(.02)%	.22%	.24%

(1)	In December 2002, State Street completed the sale of a non-strategic business, which included the transfer of $1 million of the allowance for loan loss. On October 1, 1999, State Street completed the sale of its commercial banking business, which included the transfer of $36 million of the allowance for loan loss.

State Street establishes an allowance for loan losses to absorb probable credit losses. Management’s review of the adequacy of the allowance for loan losses is ongoing throughout the year and is based on many factors, including previous loss experience, current economic conditions and adverse situations that may affect the borrowers’ ability to repay, timing of future payments, estimated value of the underlying collateral and the performance of individual credits in relation to contract terms, and other relevant factors.

While the allowance is established to absorb probable losses inherent in the total loan portfolio, management allocates the allowance for loan losses to specific loans, selected portfolio segments and certain off-balance sheet exposures and commitments. State Street uses an internal rating system to assess loss exposure potential of loans based on current economic or client financial indicators. Loans adversely classified using State Street’s internal rating system in excess of $1 million are reviewed individually to evaluate risk of loss and assigned a specific allocation of the allowance. The allocations are based on an assessment of potential risk of loss and include evaluations of the borrowers’ financial strength, discounted cash flows, collateral, appraisals and guarantees. The allocations to portfolio segments and off-balance sheet exposures are based on management’s evaluation of relevant factors, including the current level of problem loans and current economic trends. These allocations are also based on subjective estimates and management’s judgment, and are subject to change from quarter to quarter. In addition, a portion of the allowance remains unallocated as a general reserve for the entire loan portfolio, and takes into account factors such as portfolio concentrations, current economic conditions and other risk factors.

At December 31, 2002, the allowance for loan losses was $61 million, or 1.46% of total loans. This compares with an allowance of $58 million, or 1.09% of total loans a year ago. In 2002, in the opinion of management, the measures of credit quality continued to be satisfactory.

10 | State Street Corporation

The provision for loan losses is a charge to earnings for the current period that is required to maintain the total allowance at a level considered adequate in relation to the level of risk in the loan portfolio. The provision for loan losses was $4 million, $10 million and $9 million in 2002, 2001 and 2000, respectively.

For 2002, net charge-offs were less than $1 million versus net charge-offs of $9 million in 2001. Net charge-offs for 2002, as a percentage of average loans, were .04% compared to .14% for 2001.

N o n - p e r f o r m i n g  A s s e t s . At December 31, 2002, total non-performing assets were $11 million, down from $32 million at year-end 2001. Non-performing assets include $11 million and $5 million at year-end 2002 and 2001, respectively, of non-performing investment securities, $27 million of other real estate owned at year-end 2001, and less than $1 million of non-accrual loans at year-end 2001.

Cross-Border Outstandings

Countries within which State Street has cross-border outstandings (primarily deposits) of at least 1% of its total assets at December 31, were as follows:

(Dollars in millions)	2002	2001	2000
United Kingdom	$4,433	$3,232	$2,424
Germany	3,223	3,532	2,191
Canada	1,283	781	1,806
Australia	1,198	1,067	851
Japan	947	1,248	3,475
Netherlands		1,075	941
France		803	1,125

Total outstanding	$11,084	$11,738	$12,813

Aggregate of cross-border ouststandings in countries having between .75% and 1% of total assets at December 31, 2002 was $783 million (Netherlands); at December 31, 2001, $668 million (Italy). There were no individual countries with aggregate cross-border outstandings between .75% and 1% of total assets at December 31, 2000.

Deposits

The average balance and rates paid on interest-bearing deposits for the years ended December 31, were as follows:

		2002		2001		2000

	Average	Average	Average	Average	Average	Average
(Dollars in millions)	Balance	Rate	Balance	Rate	Balance	Rate
U . S . :
Noninterest-bearing deposits	$6,091		$6,848		$7,122
Savings deposits	2,171	0.92%	2,845	3.55%	2,466	5.35%
Time deposits	7,301	1.82	2,058	3.94	313	6.75

Total U.S.	$15,563		$11,751		$9,901

N o n - U . S . :
Noninterest-bearing deposits	$50		$81		$76
Interest-bearing deposits	26,393	1.31%	27,094	2.49%	24,615	3.48%

Total non-U.S.	$26,443		$27,175		$24,691

State Street Corporation | 11

Non-U.S. noninterest-bearing deposits at December 31, 2002, 2001 and 2000 were $37 million, $49 million and $263 million, respectively.

Maturities of U.S. certificates of deposit of $100,000 or more at December 31, 2002 were as follows:

(Dollars in millions)
3 months or less	$6,947
3 to 6 months	296
6 to 12 months	219
Over 12 months	30

Total	$7,492

At December 31, 2002, substantially all non-U.S. time deposit liabilities were in amounts of $100,000 or more.

Return on Equity and Assets and Capital Ratios

The return on equity, return on assets, dividend payout ratio, equity to assets ratio and capital ratios for reported results for the years ended or as of December 31, were as follows:

	2002	(1)	2001	2000
Net income to:
Average stockholders’ equity	24.1%		17.3%	20.3%
Average total assets	1.28		.88	.95
Dividends declared to net income	15.4		21.0	18.7
Average stockholders’ equity to average assets	5.3		5.1	4.7
Risk-based capital ratios:
Tier 1 capital	17.1		13.6	14.5
Total capital	18.0		14.5	15.6

Tier 1 leverage ratio	5.6		5.4	5.4

(1)	2002 net income includes the gain on the sale of the corporate trust business of $296 million after tax.

Short-Term Borrowings

The following table reflects the amounts outstanding and weighted average interest rates of the primary components of short-term borrowings as of and for the years ended December 31:

				Securities Sold Under
	Federal Funds Purchased			Repurchase Agreement

(Dollars in millions)	2002	2001	2000	2002	2001	2000
Balance at December 31	$3,895	$3,315	$955	$21,963	$19,006	$21,351
Maximum outstanding at any month end	4,925	4,970	1,645	26,553	22,584	23,796
Average outstanding during the year	3,085	2,745	729	23,881	20,426	19,867
Weighted average interest rate at end of year	1.25%	1.87%	6.30%	1.12%	1.62%	6.17%
Weighted average interest rate during the year	1.63	3.63	6.33	1.49	3.62	5.95

I T E M  2 . Properties

State Street’s headquarters are located in the State Street Bank Building, a 34-story building at 225 Franklin Street, Boston, Massachusetts, which was built in 1965. State Street leases approximately 500,000 square feet (or approximately 54% of the space) in this building. The initial lease term was 30 years with two successive extension options of 20 years each at negotiated rental rates. State Street exercised the first of these two options, which became effective on January 1, 1996 for a term of 20 years.

12 | State Street Corporation

State Street owns five buildings located in Quincy, Massachusetts, a city south of Boston. Four of the buildings, containing a total of approximately 1,365,000 square feet, function as State Street Bank’s principal operations facilities. The fifth building, with 186,000 square feet, is leased to Boston Financial Data Services, Inc., a 50%-owned affiliate. Additionally, State Street owns a 92,000 square-foot building in Westborough, Massachusetts, which is used as a data center, and is currently constructing a 130,000 square-foot data center in Shrewsbury, Massachusetts, which is scheduled for completion in 2003.

State Street has leased 1,000,000 square feet of a building under construction in Boston, Massachusetts for an initial term of 20 years. The building is anticipated to be available for occupancy in June 2003, at which time annual lease payments of approximately $60 million will commence. Upon availability, State Street anticipates utilizing a substantial portion of the leased space in this building for office and operational facilities.

The remaining offices and facilities of State Street and its subsidiaries are leased. As of December 31, 2002, the aggregate mortgages and lease payments, net of sublease revenue, payable within one year amounted to $191 million plus assessments for real estate tax, cleaning, and operating expenses.

For additional information relating to premises, see Note 5 in the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.”

I T E M  3 . Legal Proceedings

State Street is subject to pending and threatened legal actions that arise in the normal course of business. In the opinion of management, after discussion with counsel, these can be successfully defended or resolved without a material adverse effect on State Street’s financial position or results of operations.

I T E M  4 . Submission of Matters to a Vote of Security Holders

None

I T E M  4 A . Executive Officers of the Registrant

The following table sets forth certain information with regard to each executive officer of State Street. As used herein, the term “executive officer” corresponds to those positions designated as such for SEC and Internal Revenue Service purposes.

Name	Age	Position	Year Elected
David A. Spina	60	Chairman and Chief Executive Officer	2000
Ronald E. Logue	57	President and Chief Operating Officer	2001
John R. Towers	61	Vice Chairman	2000
Timothy B. Harbert	51	Executive Vice President; Chairman and Chief Executive	2001
		Officer, State Street Global Advisors
Maureen Scannell Bateman	59	Executive Vice President and General Counsel	1997
Edward J. Resch	50	Executive Vice President and Chief Financial Officer	2002
Stefan M. Gavell	49	Executive Vice President and Treasurer	2002

All executive officers are elected by the Board of Directors. The Chairman and Treasurer have been elected to hold office until the next annual meeting of stockholders or until their respective successors are chosen and qualified. Other executive officers hold office at the discretion of the Board. There are no family relationships among any of the directors and executive officers of State Street. All of the executive officers have been officers of State Street for five years or more, with the exception of Mr. Resch.

State Street Corporation | 13

Mr. Resch was hired as an executive officer of State Street in 2002. Prior to joining State Street, he was managing director and chief financial officer of Pershing, a subsidiary of Credit Suisse First Boston, which provides brokerage processing and investment services. Prior to that, he served as managing director and chief accounting officer at Donaldson, Lufkin & Jenrette, Inc.

Part II

I T E M  5 . Market for Registrant’s Common Equity and Related Stockholder Matters

Information concerning the market prices of and dividends on State Street’s Common Stock during the past two years appears in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Capital.” Information concerning securities authorized for issuance under equity compensation plans appears in Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” There were 5,454 stockholders of record at December 31, 2002. State Street’s Common Stock is listed on the New York Stock Exchange, ticker symbol: STT. State Street’s Common Stock is also listed on the Boston and Pacific Stock Exchanges.

Directors who are also employees of the Corporation or the Bank do not receive any compensation for serving as directors or as members of committees. Directors who are not employees of the Corporation or the Bank received an annual retainer of $50,000, payable at their election in shares of Common Stock of the Corporation or in cash, plus a fee of $1,500 for each meeting of the Board of Directors and each committee meeting attended, as well as travel accident insurance and reimbursement of travel expenses, and an award of 1,366 shares of deferred stock payable when the director leaves the Board or retires, for services he or she provides during the period April 2002 through March 2003. In 2002, all outside directors elected to receive their annual retainer in shares of Common Stock. The directors may elect to defer either 50% or 100% of all fees and compensation payable in either cash or stock during any calendar year pursuant to the Corporation’s Deferred Compensation Plan for Directors. Four directors have elected to defer all, or a portion of their retainer compensation. An aggregate of 10,167 shares were issued for the annual retainers, and rights to receive an aggregate of 23,228 shares (deferred retainers and awards) were deferred, in 2002. The Corporation claims exemption from registration of the shares under Section 4(2) of the Securities Act of 1933.

14 | State Street Corporation

I T E M  6 . Selected Financial Data

Selected Financial Data
(Dollars in millions, except per share data)	2002	2001	2000	1999	1998
Y e a r s e n d e d D e c e m b e r 31 ,

Fee revenue:
Servicing fees	$1,716	$1,648	$1,447	$1,189	$1,043
Management fees	526	516	584	600	480
Foreign exchange trading	300	368	387	306	289
Brokerage fees	124	89	95	67	36
Processing fees and other	184	148	177	159	160

Total fee revenue	2,850	2,769	2,690	2,321	2,008
Net interest revenue:
Interest revenue	1,974	2,855	3,256	2,437	2,237
Interest expense	995	1,830	2,362	1,656	1,492

Net interest revenue	979	1,025	894	781	745
Provision for loan losses	4	10	9	14	17

Net interest revenue after provision for loan losses	975	1,015	885	767	728
Gains (losses) on the sales of available-for-sale investment
securities, net	76	43	2	(45)	10
Gain on the sale of corporate trust business, net of exit and
other associated costs	495
Gain on the sale of commercial banking business, net of exit
and other associated costs				282

Total revenue	4,396	3,827	3,577	3,325	2,746

Operating expenses:
Salaries and employee benefits	1,670	1,663	1,524	1,313	1,175
Information systems and communications	373	365	305	287	241
Transaction processing services	246	247	268	237	196
Occupancy	246	229	201	188	164
Other	306	393	373	332	313

Operating expenses	2,841	2,897	2,671	2,357	2,089

Income before income taxes	1,555	930	906	968	657
Income taxes	540	302	311	349	221

Net Income	$1,015	$628	$595	$619	$436

Earnings per share:
Basic	$3.14	$1.94	$1.85	$1.93	$1.35
Diluted	3.10	1.90	1.81	1.89	1.33

Cash dividends declared per share	.480	.405	.345	.300	.260
Return on equity	24.1%	17.3%	20.3%	25.0%	20.2%
A s o f D e c e m b e r 31 ,
Total Assets	$85,794	$69,850	$69,298	$60,896	$47,082
Long-term debt	1,270	1,217	1,219	921	922
Stockholders’ equity	4,787	3,845	3,262	2,652	2,311
Closing price per share of common stock	39.00	52.25	62.11	36.53	35.07
Number of employees	19,501	19,753	17,604	17,213	16,816

State Street Corporation  | 15

Supplemental Financial Operating Results

State Street prepares its financial information in accordance with accounting principles generally accepted in the United States (GAAP). This financial information includes significant, non-operating items and reports goodwill amortization expense in accordance with the accounting practices applicable for those periods presented. These results are presented in the Consolidated Statement of Income and summarized on the Selected Financial Data schedule.

In order to provide information on a comparable basis from period to period and to assist stockholders, analysts, other external parties and management in analyzing the financial results and trends of ongoing businesses and operations, State Street also presents supplemental financial information on an operating results basis. State Street believes that such non-GAAP financial information assists investors and others by providing them with financial information in a format that provides comparable financial trends of ongoing business activities. Such supplemental financial operating results information is based on GAAP results and adjusted for: the results of certain significant transactions; fully taxable equivalent adjustments that increase net interest revenue to reflect investment yield on tax-free investments on an equivalent basis with taxable investments; and the exclusion of goodwill amortization expense from operating expenses in 2001 and prior years, consistent with GAAP accounting required beginning in 2002. Those financial results are summarized below.

(Dollars in millions, except per share data)	2002	(2)	2001	(3)	2000	1999	(4)	1998

Y e a r s e n d e d D e c e m b e r 3 1 ,

Fee revenue:
Servicing fees	$1,716		$1,648		$1,447	$1,189		$1,043
Management fees	526		516		584	600		480
Foreign exchange trading	300		368		387	306		289
Brokerage fees	124		89		95	67		36
Processing fees and other	184		198		177	159		160

Total fee revenue	2,850		2,819		2,690	2,321		2,008

Net interest revenue:
Net interest revenue	979		1,025		894	781		745
Taxable-equivalent adjustment(1)	61		67		65	40		40

Net interest revenue – taxable equivalent	1,040		1,092		959	821		785
Provision for loan losses	4		10		9	14		17

Net interest revenue after provision for loan losses	1,036		1,082		950	807		768
Gains on the sales of available-for-sale investment
securities, net	76		43		2	12		10

Total revenue	3,962		3,944		3,642	3,140		2,786
Operating expenses(5)	2,841		2,859		2,654	2,342		2,077

Income before income taxes	1,121		1,085		988	798		709
Income taxes	341		331		317	259		225
Taxable-equivalent adjustment(1)	61		67		65	40		40

Net Income	$719		$687		$606	$499		$444

Earnings per Share:
Basic	$2.22		$2.11		$1.89	$1.55		$1.38
Diluted	2.20		2.08		1.85	1.52		1.35

16 | State Street Corporation

The following non-GAAP adjustments applicable to the periods presented are necessary to reconcile the consolidated statement of income prepared in accordance with GAAP to the Selected Financial Operating Results presented in the table above:

(1)	Operating Results for all years presented include a fully taxable-equivalent adjustment. This is a method of presentation in which interest income on tax-exempt securities is adjusted to present the earnings performance on a basis equivalent to interest earned on fully-taxable securities with a corresponding charge to income tax expense. The adjustment is computed using a federal income tax rate of 35%, adjusted for applicable state income taxes, net of the related federal tax benefit.

(2)	Operating Results for 2002 exclude the gain on the sale of the corporate trust business. This gain was $495 million after deductions for exit and other associated costs of $155 million. The after-tax gain was $296 million, or $.90 in diluted earnings per share. This transaction was recorded in December 2002.

(3)	Operating Results for 2001 exclude the write-off of our total investment in Bridge Information Systems, Inc. of $50 million. The after-tax loss was $33 million, or $.10 in diluted earnings per share. This write-off was recorded in March 2001.

(4)	Operating Results for 1999 exclude the gain on the sale of the commercial banking business and a one-time charge on sales of securities related to the repositioning of the investment portfolio. This gain was $282 million after deductions for exit and other associated costs of $68 million. The one-time charge for the portfolio repositioning was $57 million. The after-tax net gain of these combined items was $130 million or $.40 in diluted earnings per share. These transactions were recorded in October and December 1999.

(5)	Operating Results for each of the four years ended December 31, 2001 exclude goodwill amortization expense, as follows: 2001 – expense of $38 million, equal to $26 million, or $.08 per diluted share after tax; 2000 – expense of $17 million, equal to $11 million, or $.04 per diluted share after tax; 1999 – expense of $15 million, equal to $10 million, or $.03 per diluted share after tax; and 1998 – expense of $12 million, equal to $8 million, or $.03 per diluted share after tax.

Those adjustments are summarized below:

(Dollars in millions)	2002	2001	2000	1999	1998
Ye a r s e n d e d D e c e m b e r 31 ,
Net income – GAAP results	$1,015	$628	$595	$619	$436
After-tax adjustments to arrive at operating results:
Deduct gain on sale of Commercial Banking business				(164)
Add loss on portfolio repositioning				34
Add loss on investment in Bridge Information Systems		33
Deduct gain on the sale of Corporate Trust business	(296)
Add goodwill amortization expense		26	11	10	8

Net income – Operating Results	$719	$687	$606	$499	$444

State Street Corporation | 17

I T E M  7 . M a n a g e m e n t ’ s  D i s c u s s i o n  a n d  A n a l y s i s  o f  F i n a n c i a l  C o n d i t i o n  a n d
R e s u l t s  o f  O p e r a t i o n s

Management’s Discussion and Analysis of
Results of Operations and Financial Condition

Results of Operations

Summary

Financial Information

State Street prepares its financial information in accordance with accounting principles generally accepted in the United States (GAAP). This financial information includes significant non-operating items and reports goodwill amortization expense in accordance with the accounting practices applicable for those periods presented. These financial results are presented in the Consolidated Statement of Income and summarized on the Selected Financial Data schedule.

In order to provide information on a comparable basis from period to period and to assist stockholders, analysts, other external parties and management in analyzing the financial results and trends of its ongoing businesses and operations, supplemental financial results on an operating results basis are also presented. State Street believes that such non-GAAP financial information assists investors and others by providing them with financial information in a format that provides comparable financial trends of ongoing business activities. Those financial results are summarized as Supplemental Financial Operating Results in this 2002 Annual Report.

Comparisons between periods are primarily made based on information in the Consolidated Statement of Income with additional comparisons made using supplemental financial data prepared on an operating basis where it would provide additional information to the reader.

Business Summary

State Street is focused on providing sophisticated investors with a complete, integrated range of products and services anywhere in the world. State Street continually evaluates its business mix, and has sharpened its focus by divesting those businesses considered to be non-strategic and acquiring businesses to support this focus. In the past five years, State Street has divested its commercial banking, its trade banking and its corporate trust businesses, while acquiring several investment management and investment servicing businesses, most recently, International Fund Services, a provider of services for alternative investment portfolios such as hedge funds, in 2002, and a substantial portion of Deutsche Bank’s Global Securities Servicing business in 2003. While shaping its future, State Street delivered a twenty-five year record of growth in operating earnings per share.

State Street’s employees are focused on client service and enhancing the total client relationship with State Street. As a result, State Street has a high rate of recurring and cross-selling revenues. While most of State Street’s client services result in management or servicing fees, clients use a variety of other services that are recorded in foreign exchange, processing, or net interest revenue. Management remains focused on increasing total revenue.

While most of State Street’s revenue derives from its substantial market share in U.S. pension plans and mutual fund servicing, it continues to invest in developing businesses. These include servicing collective funds in the United Kingdom and continental Europe, offering outsourcing of middle- and back-office services and wealth management services, developing services for alternative investments, providing analysis and data analytics to enhance foreign exchange and equity execution, and offering enhanced-index investment management strategies.

State Street’s solid performance in 2002, despite a third consecutive year of declining values in equity markets worldwide and a somewhat flat interest rate environment, was due to winning business from new and existing clients, expanding its product offering, and closely managing its expenses.

18 | State Street Corporation

Financial Summary

State Street’s earnings per share were $3.10 in 2002, up $1.20 from $1.90 in 2001. The results for 2002 include a gain on the sale of State Street’s corporate trust business of $495 million, equal to $296 million after tax, or $.90 of diluted earnings per share. The results for 2001 included the write-off of State Street’s total investment in Bridge Information Systems, Inc. (Bridge) of $50 million, equal to $33 million after tax, or $.10 of diluted earnings per share, and by the effect of goodwill amortization expense of $38 million, equal to $26 million after tax, or $.08 of diluted earnings per share. Adjusting 2002 results to exclude the gain on the sale of the corporate trust business, resulting earnings per share would be $2.20. Adjusting 2001 results to exclude the write-off of Bridge and goodwill amortization expense, resulting earnings per share would be $2.08 for 2001.

Net income was $1.0 billion, up $387 million from net income of $628 million in 2001. Of this increase, $355 million is attributable to non-operating items, including the net after-tax gain on the sale of State Street’s corporate trust business in 2002, and the after-tax write-off of Bridge and after-tax goodwill amortization expense in 2001. Adjusting these results to reflect ongoing operations without such items, current year net income was up $32 million over 2001.

The Corporation’s total revenue was $4.4 billion, an increase of $569 million from total revenue of $3.8 billion in 2001. Of this increase, $545 million is attributable to non-operating items, including the gain on the sale of the corporate trust business in 2002, and the write-off of Bridge in 2001. Adjusting these results to reflect ongoing operations without such items, 2002 total revenue increased $24 million from 2001.

The increase in total revenue of $24 million from ongoing operations was driven by growth in servicing and management fees, brokerage fees and gains on the sales of available-for-sale securities, largely offset by declines in foreign exchange trading fee revenue and net interest revenue.

Servicing fees for 2002 of $1.7 billion were up $68 million from 2001. New business from existing and new clients, including business gained through an acquisition in July 2002, drove growth in servicing fees, more than offsetting constraints imposed by the decline in comparable average equity market valuations and lower securities lending revenue. Assets under custody were $6.2 trillion, down $32 billion from a year ago, reflecting declines in equity market valuations, largely offset by the installation of new business.

State Street Corporation | 19

Management fees of $526 million in 2002 were up $10 million from the prior year, reflecting continued sales success over the last twelve months, significantly offset by lower equity market valuations. Assets under management were $763 billion, down from $775 billion a year ago.

Foreign exchange trading revenue was $300 million, compared to $368 million a year ago, with the decrease reflecting a lower number of customer trades and lower currency volatility in the currencies in which State Street trades. Net interest revenue was $979 million, a decline of $46 million from 2001. Lower yields on assets, reflecting the continuing decline in interest rates, offset growth in the balance sheet and lower liability costs.

Brokerage fee revenue was $124 million in 2002, compared to $89 million a year ago, driven primarily by significantly higher equity trading volumes. Securities gains were $76 million, compared to $43 million a year ago reflecting opportunities created by continued declines in market yields on fixed-income securities.

State Street’s earnings performance in 2002 was partly the result of success in reducing expenses. Operating expenses were $2.8 billion in 2002, down $56 million from 2001. Of this decrease, $38 million is attributable to goodwill amortization expense recorded in 2001, but no longer expensed in 2002 in accordance with generally accepted accounting principles. Adjusting for this accounting change, 2002 total expenses decreased $18 million. The decrease is primarily attributable to efforts by State Street to closely manage expenses, partially offset by the impact of acquisitions.

State Street’s primary financial goal is to achieve sustainable, real growth in earnings per share. State Street measures this goal on an operating basis that excludes significant, non-operating items. On an operating basis, over the last five years, diluted operating earnings per share increased at a 14% nominal compound annual growth rate.

State Street has two supporting financial goals, one for total revenue on an operating basis and one for return on stockholders’ equity on an operating basis. State Street’s total revenue goal is 12.5% real compound annual growth from 2000 through 2010. State Street expects to meet its goal over the stated period. Operating return on stockholders’ equity for 2002 was 17.1%. State Street’s goal is 18% per year.

Revenue

State Street is one of the world’s leading specialists in servicing mutual funds, collective funds and pension plans. The Corporation provides investment management and industry-leading technology and information services to support financial strategies and transactions for sophisticated global investors. State Street has integrated its products and services to meet client needs throughout every phase of the investment cycle. This integration positions State Street to grow with its clients by providing additional products and services globally as client requirements expand. State Street’s focus on total client relationships results in high client retention, cross-selling opportunities and recurring revenue.

In addition to revenue directly related to client transaction activity, State Street benefits from its ability to earn additional revenue from the transaction flows of clients. This occurs through the management of cash positions, including deposit balances and other short-term investment activities, using State Street’s balance sheet capacity. Significant foreign currency transaction volumes generate foreign exchange trading revenue as well.

Fee Revenue

Total fee revenue was $2.9 billion in 2002, compared to $2.8 billion in 2001, an increase of $81 million. Of this increase, $50 million is attributable to the write-off of State Street’s total investment in Bridge recorded in 2001. The remaining increase of $31 million is primarily attributable to growth in servicing and brokerage fees, partially offset by a decline in foreign exchange trading revenue.

Servicing and management fees are the largest components of fee revenue. Combined, they comprise 79% of State Street’s total fee revenue. Collectively, servicing and management fees increased 4% over 2001, compared to a 6% increase for 2001 over 2000. Servicing and management fees are a function of several factors, including

20 | State Street Corporation

the mix and volume of assets under custody and assets under management, securities positions held, and volume of portfolio transactions, as well as types of products and services used by clients. Servicing and management fees are affected by changes in worldwide equity and fixed income valuations. In general, servicing fees are affected by changes in daily average valuations of assets under custody, and management fees are affected by changes in month-end valuations of assets under management. Management fee revenue is significantly more sensitive to market valuations than servicing fee revenue. State Street estimates, based on a recent study, that a 10% increase or decrease in worldwide equity values would cause a corresponding change in State Street’s total revenue of approximately 2%. If fixed income security values were to increase or decrease by 10%, State Street would anticipate a corresponding change of approximately 1% in its total revenue.

The following table provides selected equity market indices, which demonstrate worldwide equity market valuation changes in 2002:

	Daily Averages of Indices			Average of Month-End Indices

Index	2002	2001	Change	2002	2001	Change
S&P 500®	993.9	1194.2	(17)%	988.6	1185.8	(17)%
NASDAQ®	1541.4	2036.7	(24)	1519.8	2004.6	(24)
MSCI® EAFE	1052.8	1261.5	(17)	1050.2	1253.0	(16)

[The index names mentioned in this report are service marks of their respective owners.]

Securities lending revenue is reflected in both servicing fees and management fees. Securities lending revenue in 2002 decreased approximately 15% from 2001, compared to an increase of approximately 40% from 2000 to 2001. Securities lending revenue is principally a function of the volume of securities lent and interest rate spreads. While loan volumes increased in 2002, interest rate spreads decreased significantly. Interest rate spreads narrowed in 2002 compared to wider spreads resulting from the unusual occurrence of eleven reductions in the U.S. federal funds target rate in 2001.

Strong new business drove growth in both servicing fees and management fees, offsetting the impact of lower worldwide equity market valuations and lower securities lending revenue.

F E E R E V E N U E

					Change
(Dollars in millions)	2002	2001		2000	01-02
Servicing fees	$1,716	$1,648		$1,447	4%
Management fees	526	516		584	2
Foreign exchange trading	300	368		387	(18)
Brokerage fees	124	89		95	39
Processing fees and other	184	148	(1)	177	23

Total fee revenue	$2,850	$2,769		$2,690	3

(1)	Includes the write-off of State Street’s total investment in Bridge of $50 million.

State Street Corporation | 21

S e r v i c i n g   F e e s

Servicing fees for 2002 of $1.7 billion were up $68 million from 2001, primarily due to new business from existing and new clients, and State Street’s acquisition of International Fund Services, a leading servicer of alternative investments, including hedge funds, in July 2002. Growth in servicing fees was constrained by lower securities lending revenue compared to the very strong results of 2001, when declining interest rates drove revenue strength, and lower equity market valuations in 2002 compared to 2001. Assets under custody were $6.2 trillion, down $32 billion from a year ago.

State Street provides solutions to meet the needs of managers of mutual funds, collective funds, pension and retirement plans and other institutional investors worldwide through offices and a global custodian network that spans more than 100 geographic markets.

M u t u a l  F u n d s  a n d  C o l l e c t i v e  F u n d s  Servicing fees include fee revenue from U.S. mutual funds, collective funds worldwide, non-U.S. retirement plans and other non-U.S. investment pools. Products and services include custody, accounting, daily pricing and administration; trusteeship and recordkeeping; investment manager operations outsourcing; and securities lending. In 2002, revenue growth from servicing U.S. mutual funds and collective funds was primarily due to new business from new and existing clients, achieved despite unfavorable equity market valuations and cash outflows from stock mutual funds in 2002. Growth in servicing revenue outside the U.S. was primarily attributable to the acquisition of International Fund Services in July 2002.

State Street is the largest mutual fund custodian and accounting agent in the United States. State Street provides custody services for 47% of registered U.S. mutual funds and distinguishes itself from other mutual fund service providers because clients make extensive use of a number of related services, including accounting, daily pricing and fund administration. The Corporation provides fund accounting and valuation services for more than four times the funds serviced by the next largest accounting service provider. State Street calculates approximately 30% of the U.S. mutual fund prices that appear daily in The Wall Street Journal.

A long-term revenue driver is the number of mutual funds the Corporation services. In 2002, the total number of funds State Street serviced increased by 443, or 9%, to 5,123. There were 969 new funds serviced, 613 from existing clients and 356 from new clients, partially offset by 526 funds no longer serviced, primarily due to fund liquidations and consolidations.

State Street’s services for investment managers include operations outsourcing. Through these services, State Street provides global asset managers with a comprehensive suite of services, from trade order management through settlement, for their middle and back offices. Services include securities trade order processing, custodian communications for settlements, accounting systems, and networks and information technology development.

U . S .  P e n s i o n ,  I n s u r a n c e  a n d  O t h e r  I n v e s t m e n t  P o o l s  State Street provides master trust, master custody, securities lending, and performance, risk and compliance analytics to corporate and public pension funds, other institutional retirement funds, insurance companies, foundations, endowments and corporate and public treasurers. These clients make extensive use of many other products and services, including securities lending, investment management, and foreign exchange and equity trade execution. In 2002, revenue growth from new business from new and existing clients was not enough to offset the decline in securities lending revenue.

At 29% market share, State Street has a leading position in the market for servicing U.S. tax-exempt assets for corporate and public pension funds. Additionally, State Street provides trust and valuation services for over 3,600 daily-priced, unitized defined contribution accounts, making State Street a leader in this market.

A s s e t s  U n d e r  C u s t o d y  At year-end 2002, total assets under custody were $6.2 trillion, down $32 billion from 2001. The value of assets under custody is a broad measure of the relative size of various markets served. Changes to the value of assets under custody do not result in proportional changes in revenue. State Street uses relationship pricing for clients who take advantage of multiple services. Many services are priced on factors other

22 | State Street Corporation

than asset values, including the mix of assets under custody, securities positions held, portfolio transactions, and types of products and services. Assets under custody were comprised of the following at December 31:

A S S E T S  U N D E R  C U S T O D Y  A S  O F  D E C E M B E R  3 1 ,

						01-02	97-02
(Dollars in billions)	2002	2001	2000	1999	1998	AGR	CAGR
Clients in the U.S.:
Mutual funds	$2,719	$2,794	$2,664	$2,769	$2,144	(3)%	10%
Pensions, insurance and other
investment pools	2,734	2,737	2,803	2,669	2,306		7
Clients outside the U.S.	718	672	651	514	362	7	22

Total	$6,171	$6,203	$6,118	$5,952	$4,812	(1)	10

M I X  O F  A S S E T S  U N D E R  C U S T O D Y  A S  O F  D E C E M B E R  3 1 ,

		Percentage		Percentage
(Dollars in billions)	2002	of Total	2001	of Total
Equities	$2,738	44%	$2,942	47%
Fixed income	2,343	38	2,055	33
Short-term investments	1,090	18	1,206	20

Total	$6,171	100%	$6,203	100%

Non-U.S. securities		14%		13%

Market value changes, as measured by indices at year-end, had a significant impact on the value of assets under custody. At December 31, 2002, the S&P 500® index was down 23% from year-end 2001, the NASDAQ® index down 32%, the MSCI® EAFE index down 18%, and the Lehman Brothers Aggregate Bond(SM) index up 10%. [The index names mentioned in this report are service marks of their respective owners.]

M a n a g e m e n t    F e e s

In 2002, management fees were $526 million, up $10 million, or 2%, from 2001. Strong new business wins drove growth in management fees, offsetting the impact of lower equity market valuations and lower securities lending revenue. While certain management fees are directly determined by the value of assets under management and the investment strategy employed, management fees reflect other factors as well, including State Street’s relationship pricing for clients who use multiple services and performance-related fees.

State Street provides an extensive range of investment management strategies, securities lending, specialized investment management advisory services and other financial services for corporations, public funds, high-net-worth individuals and other sophisticated investors. These services are offered through State Street Global Advisors® (SSgA®). SSgA is the sixth largest investment manager in the world, based upon assets under management, and the largest manager of assets for tax-exempt organizations, primarily pension plans, in the United States.

SSgA offers a broad array of investment strategies, including passive, enhanced and active management using quantitative and fundamental methods for both U.S. and global equities and fixed income securities. Fees are based on the investment strategy, the amount of the investment and the client’s total relationship with State Street.

State Street Corporation | 23

Management fees earned outside the U.S. increased in 2002 reflecting new business from new clients and growth in business from existing clients, as well as the impact of the full year revenue from clients of a passive equity business in the United Kingdom acquired in October 2001.

A s s e t s  U n d e r  M a n a g e m e n t  At year-end 2002, assets under management were $763 billion, down $12 billion, or 2%, from year-end 2001. Securities issued outside of the U.S. comprised 22% of total securities. Market value changes, as measured by indices at year-end, had a significant impact on the value of assets under management. At December 31, 2002, the S&P 500® index was down 23% from year-end 2001, the NASDAQ® index down 32%, the MSCI® EAFE index down 18%, and the Lehman Brothers Aggregate Bond(SM) index up 10%. [The index names mentioned in this report are service marks of their respective owners.]

Assets under management were comprised of the following at December 31:

A S S E T S  U N D E R  M A N A G E M E N T  A S  O F  D E C E M B E R  3 1 ,

						01-02	97-02
(Dollars in billions)	2002	2001	2000	1999	1998	AGR	CAGR
Equities:
Passive	$343	$398	$365	$366	$237	(14)%	15%
Active	57	39	44	42	34	46	17

Employer securities	56	76	75	76	59	(26)	2
Fixed income	74	54	44	39	32	37	21
Money market	233	208	183	144	123	12	15

Total	$763	$775	$711	$667	$485	(2)	14

F o r e i g n   E x c h a n g e   T r a d i n g

In 2002, foreign exchange trading revenue decreased 18%, to $300 million. Foreign exchange trading revenue is influenced by the volume of foreign exchange transactions and currency volatility. Though total volumes were up in 2002, currency volatility, as measured by State Street’s index of 43 currencies, was significantly lower than one year ago. State Street has increased its foreign exchange trading client base with State Street Global Link,® a sophisticated research and execution delivery network for investment managers. Global Link continues to attract new clients worldwide with information and advisory services, electronic trade execution, and trade confirmation and reporting capabilities.

Development of a comprehensive range of foreign exchange services to meet the needs of institutional investors helped State Street earn the number two ranking for “Best Overall FX Provider” in the most recently conducted worldwide survey of global foreign exchange providers by Global Investor magazine.

B r o k e r a g e   F e e s

Brokerage fees were $124 million in 2002, a record year, up from $89 million in 2001. Growth was driven by significantly higher equity trading volumes by investment managers, including commission recapture and transition management services. The number of transitions managed increased 13% in 2002 from 2001, and the volume of trading activity increased 26%.

P r o c e s s i n g   F e e s   a n d   O t h e r

Processing fees and other revenue includes fees from software licensing and maintenance, credit services, investment banking, structured products, trade banking, profits and losses from joint ventures, gains and losses on sales of leased equipment and other assets, other trading profits and losses, and amortization of investments in tax-advantaged financings.

24 | State Street Corporation

Processing fees and other revenue of $184 million was up $36 million from 2001. Excluding the write-off of Bridge of $50 million recorded in 2001, processing fees and other revenue was down $14 million year over year.

Net Interest Revenue

In serving sophisticated global investors, State Street provides short-term funds management, deposit services and repurchase agreements for cash positions associated with clients’ investment activities.

N E T  I N T E R E S T  R E V E N U E

				Change
(Dollars in millions)	2002	2001	2000	01-02
Interest revenue	$1,974	$2,855	$3,256
Interest expense	995	1,830	2,362

Net interest revenue	979	1,025	894	(5)%
Provision for loan losses	(4)	(10)	(9)

Net interest revenue after provision for loan losses	$975	$1,015	$885	(4)

Net interest revenue was $979 million in 2002, compared to $1.0 billion in 2001, a decrease of $46 million, or 5%. Lower prevailing yields on assets, as maturing assets were reinvested at the lower market rates during 2002, more than offset growth in the balance sheet and lower liability costs. Net interest revenue in 2001 benefited significantly from the favorable U.S. interest rate environment that resulted from the unusual occurrence of eleven reductions in the U.S. federal funds target rate and a favorable global interest rate environment. The excess of rates earned over rates paid decreased slightly from 1.27% in 2001 to 1.26% in 2002, on a taxable equivalent basis. Taxable equivalent basis is a method of calculation in which interest income on tax-exempt securities is adjusted to present the earnings performance on a basis equivalent to interest earned on fully-taxable securities. The adjustment is computed using a federal income tax rate of 35%, adjusted for applicable state income taxes, net of the related federal tax benefit.

The average balance sheet for 2002 increased $7.8 billion over 2001 to $79.1 billion, primarily from increased client investment activity, as well as balance sheet positions to take advantage of short-term market opportunities. State Street’s clients, in conjunction with their worldwide investment activities, increased the level of their U. S. time deposits and securities sold under repurchase agreements in 2002, driving the growth in the balance sheet.

Gains on Sales of Available-For-Sale Investment Securities

Securities gains were $76 million in 2002, up from $43 million in 2001. State Street took advantage of opportunities created by continued declines in market yields on fixed-income securities. Market yields on the two-year U.S. Treasury note dropped from 3.03% at year-end 2001 to 1.60% at year-end 2002. As of December 31, 2002, State Street had $26.5 billion of available-for-sale securities with $171 million in unrealized appreciation.

Operating  Expenses

Operating expenses were $2.8 billion, a decrease of $56 million from 2001. Of this decrease, $38 million is attributable to goodwill amortization expense recorded in 2001 that was not recorded in 2002 in accordance with a new pronouncement from the Financial Accounting Standards Board, effective January 1, 2002. Lower other expenses, reflecting reduced professional services and advertising expenses, contributed to the decline in total expenses. State Street maintained rigorous expense management throughout 2002.

State Street Corporation | 25

O P E R A T I N G  E X P E N S E S

				Change
(Dollars in millions)	2002	2001	2000	01-02
Salaries and employee benefits	$1,670	$1,663	$1,524
Information systems and communications	373	365	305	2%
Transaction processing services	246	247	268
Occupancy	246	229	201	7
Other	306	393	373	(22)

Total operating expenses	$2,841	$2,897	$2,671	(2)

Number of employees at year-end	19,501	19,753	17,604	(1)

Salaries and employee benefits expense increased $7 million in 2002. Slightly higher salary and pension expenses were largely offset by reduced contract services and lower incentive compensation expense.

Information systems and communications expense was $373 million in 2002, up 2% from the prior year. The low level of growth reflects management’s prioritization of projects and success in reducing costs.

Transaction processing services expense was $246 million, down $1 million from 2001. These expenses are volume related and include external contract services, subcustodian fees, equity trading services and fees related to securities settlement. Lower mutual fund shareholder activities resulting from both the decline in asset values and lower transaction volumes were largely offset by higher expenses associated with the growth in equity trading transactions.

Occupancy expense was $246 million, up $17 million from 2001. State Street continued to grow globally, with new facilities in Europe and Canada in 2002.

Other expenses were $306 million, down $87 million. Of this decrease, $38 million is attributable to goodwill that is no longer amortized. The decrease in other expenses included reduced professional services and advertising and sales promotion in 2002.

Income  Taxes

Income tax expense was $540 million in 2002, up $238 million compared to $302 million in 2001. In 2002, $199 million of tax expense is attributable to tax on the gain on the sale of the corporate trust business. In 2001, tax expense was reduced by $17 million for the write-off of Bridge. Excluding these non-operating items, income tax expense was $341 million in 2002, compared to $319 million in 2001. In 2002, the effective tax rate was 32.1%, excluding the gain on the sale of corporate trust business, down slightly from 32.6% in 2001, which excludes the write-off of Bridge.

Acquisitions  and  Divestiture

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

On December 31, 2002, State Street completed the sale of its corporate trust business to U.S. Bank, N.A., the lead bank of U.S. Bancorp. The premium received on the sale was $725 million, $75 million of which was placed in escrow pending the successful transition of the business. Escrow payments, if made, will be paid on the 12-month and 18-month anniversaries of the closing. Exit costs associated with the sale totaled approximately

26 | State Street Corporation

$118 million, and other associated costs were $37 million. The after-tax gain, net of exit and other associated costs, totaled approximately $296 million, or $0.90 in diluted earnings per share.

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

In October 2001, State Street completed the cash purchase of the passive equity business of Gartmore Investment Management plc (“Gartmore”) in the United Kingdom. Gartmore’s passive equity business had $25 billion of assets under management as of the date of purchase. Under the terms of the agreement, SSgA hired the Gartmore team that manages, services and administers the passive equity business.

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

On January 31, 2003, State Street completed the primary closing of its acquisition of a substantial part of the global securities services business (“GSS”) of Deutsche Bank AG. Under the terms of the definitive agreements, first announced on November 5, 2002, State Street’s initial payment to Deutsche Bank for all business units to be acquired was approximately $1.1 billion. A separate closing will be held in the near future for business units in Italy and Austria, upon receipt of applicable regulatory approvals. In the period ending on the one-year anniversary of the closing, State Street will make additional payments of up to an estimated €360 million, based upon performance of the acquired business. The restructuring costs associated with the acquisition are expected to be $90–$110 million on a pre-tax basis, approximately half of which will be recorded in the first quarter of 2003 and the balance recorded over the next three quarters. GSS had approximately $2.2 trillion of assets under custody.

State Street Corporation | 27

Comparison  of  2001  versus  2000

State Street’s earnings per share were $1.90 in 2001, an increase of 5% over 2000 earnings per share of $1.81. Total revenue was $3.8 billion, an increase of 7% from 2000. Net income was $628 million, up 6% from 2000 net income of $595 million. Return on stockholder’s equity was 17.3%. Results for 2001 include the write-off of State Street’s total investment in Bridge Information Systems, Inc. (“Bridge”) of $50 million, equal to $33 million after tax, or $.10 per diluted share. The write-off of Bridge reduced the return on stockholders’ equity from 18.2% to 17.3%.

The Corporation’s total revenue was $3.8 billion, an increase of $250 million, or 7%, over 2000. On April 1, 2000, State Street contributed its retirement investment and benefits outsourcing services to a 50/50 joint venture, CitiStreet, accounted for using the equity method, thereby reducing revenue and expenses of State Street subsequent to CitiStreet’s formation. Adjusted to exclude the revenue and expenses of services contributed to CitiStreet from the first quarter of 2000 (“adjusted for the formation of CitiStreet”) and excluding the write-off of Bridge of $50 million in 2001, the growth in total operating revenue increased 10%. In 2001, servicing fees and net interest revenue drove revenue growth.

In 2001, servicing fees were $1.6 billion, up 14% from 2000. Growth in servicing fees primarily reflects several large client wins installed starting in the latter half of 2000 and continuing throughout 2001, and a significant increase in securities lending fees. Strength in securities lending revenue was primarily driven by wider interest rate spreads in a favorable 2001 U.S. interest rate environment as a result of the unusual occurrence of eleven reductions in the U.S. federal funds target rate during 2001. Declines in equity market values worldwide offset some of the growth in servicing fees.

In 2001, management fees were $516 million, down $68 million, or 12%, from 2000. Adjusted for the formation of CitiStreet, these fees decreased $24 million, or 5%, from 2000 to 2001. In the investment management business, fees are generally asset-based, and the decline in equity markets significantly reduced management fees on a year-over-year basis. Revenue growth from acquisitions, securities lending and new business partially offset the unfavorable impact of declines in market values.

In 2001, foreign exchange trading revenue decreased 5%, to $368 million. In 2001, trading volumes were strong, both in the number and total U.S.-dollar value of transactions. The impact of volume growth was more than offset by decreased volatility in 2001, as measured by State Street’s index of 43 currencies.

Brokerage fees were $89 million, down $6 million from the prior year, driven by lower client trading activities and lower portfolio transition and rebalancing management.

Processing fees and other revenue of $148 million were down $29 million from 2000. Excluding the write-off of Bridge, processing fees and other were up $21 million. Additional revenue resulted from the acquisition of a portfolio accounting service acquired in June 2001.

Net interest revenue was $1.0 billion in 2001, compared to $894 million in 2000, an increase of $131 million, or 15%. Growth in State Street’s balance sheet, driven by clients’ investment activities, was a significant factor in the growth in net interest revenue. Net interest revenue benefited significantly from the favorable U.S. interest rate environment that resulted from the unusual occurrence of eleven reductions in the U.S. federal funds target rate during 2001, and a favorable global interest rate environment. The excess of rates earned over rates paid increased from .99% to 1.27%. The growth in net interest revenue due to the growth in balance sheet size, up $8.4 billion over 2000, and the favorable interest rate environment was partially offset by lower client demand deposit volumes, reflecting the reduction in client transactions during the year.

Securities gains were $43 million in 2001, up from $2 million in 2000, reflecting State Street’s total return strategy.

28 | State Street Corporation

Reducing the rate of expense growth was a key factor in State Street’s 2001 earnings performance. State Street continued to invest for the future by carefully pacing spending on strategic initiatives and technology projects that were critical to long-term growth. Operating expenses were $2.9 billion, an increase of $226 million, or 8% over 2000. Adjusted for the formation of CitiStreet, operating expenses grew 10%, significantly lower than the comparable 20% expense growth in 2000 over 1999. The year-over-year growth in expenses reflects higher salaries and employee benefits expense, partially offset by lower incentive-based compensation, and higher information systems and communications expense.

Salaries and employee benefits expense increased $139 million in 2001, or $163 million when adjusted for the formation of CitiStreet. The adjusted increase reflects more than 2,100 additional staff to support the large client wins and new business from existing clients and acquisitions. This expense increase was partially offset by lower incentive-based compensation.

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

Occupancy expense was $229 million, up 15%. The increase is due to expenses necessary to support State Street’s global growth, and expenses incurred for leasehold improvements and other operational costs.

Other expenses were $393 million, up $20 million from 2000. These expenses include professional services and advertising and sales promotion. The increase over prior year is due to a $21 million increase in the amortization of goodwill, primarily from acquisitions in 2001. State Street’s cost containment efforts, which reduced discretionary spending, partially offset the increase in other expenses.

Income tax expense was $302 million in 2001, down from $311 million in 2000. Tax expense for 2001 included a benefit of $17 million for the write-off of State Street’s investment in Bridge. In 2001, the effective tax rate, excluding the write-off of Bridge, was 32.6% compared to 34.3% in 2000.

State Street Corporation | 29

Lines  of  Business

State Street reports two lines of business: Investment Servicing and Investment Management. Given the nature of State Street’s services and management organization, the results of operations for these lines of business are not necessarily comparable with those of other companies.

Revenue and expenses are directly charged or allocated to the lines of business through algorithm-based management information systems. State Street prices its products and services on total client relationships and other factors; therefore, revenue may not necessarily reflect market pricing on products within the business lines in the same way as it would for independent business entities. Assets and liabilities are allocated according to rules that support management’s strategic and tactical goals. Capital is allocated based on risk-weighted assets employed and management’s judgment. The capital allocations may not be representative of the capital that might be required if these lines of business were independent business entities.

State Street measures its line of business results on an operating basis. As such, the table below includes an “Other” category for the gain in 2002 for the sale of the corporate trust business of $495 million, the write-off in 2001 of State Street’s total investment in Bridge of $50 million and goodwill amortization expense in 2001 and 2000. See Note 13 in the Notes to the Consolidated Financial Statements for further information.

The following is a summary of the results for lines of business for the years ended December 31:

L I N E S  O F  B U S I N E S S

	Investment Servicing			Investment Management					Other			Total

(Dollars in millions)	2002	2001	2000	2002	2001	2000	2002	2001	2000	2002	2001	2000
F e e r e v e n u e :
Servicing fees	$1,716	$1,648	$1,447							$1,716	$1,648	$1,447
Management fees				$526	$516	$584				526	516	584
Foreign exchange trading	300	368	387							300	368	387
Brokerage fees	124	89	95							124	89	95
Processing fees and other	151	174	173	33	24	4		$(50)		184	148	177

Total fee revenue	2,291	2,279	2,102	559	540	588		(50)		2,850	2,769	2,690
Net interest revenue after provision for loan losses	936	956	800	39	59	85				975	1,015	885

Gains on sales of available-for-sale securities, net	76	43	2							76	43	2

Gain on sale of corporate trust business, net							$495			495

Total revenue	3,303	3,278	2,904	598	599	673	495	(50)		4,396	3,827	3,577
Operating expenses	2,330	2,343	2,120	511	516	534		38	$17	2,841	2,897	2,671

Income before income taxes	$973	$935	$784	$87	$83	$139	$495	$(88)	$(17)	$1,555	$930	$906

Pre-tax margin	29%	29%	27%	15%	14%	21%
Average assets (billions)	$77.2	$69.5	$61.7	$1.9	$1.8	$1.2				$79.1	$71.3	$62.9

Note: Certain previously reported amounts have been reclassified to conform to the current year method of presentation.

30 | State Street Corporation

Investment  Servicing

Investment Servicing includes custody, accounting, daily pricing and administration; master trust and master custody; trusteeship and recordkeeping; foreign exchange; securities lending; deposit and short-term investment facilities; lease financing; investment manager operations outsourcing; and performance, risk and compliance analytics to support institutional investors. State Street provides shareholder services, which includes mutual fund and collective fund shareholder accounting, through 50%-owned affiliates, Boston Financial Data Services, Inc. and the International Financial Data Services group of companies.

Total revenue in 2002 increased to $3.3 billion, up $25 million, or less than 1% from 2001. Servicing fees, brokerage fees and gains on the sales of available-for-sale securities drove revenue growth, largely offset by declines in foreign exchange trading revenue and net interest revenue. Growth in servicing fees primarily reflects new business from existing and new clients, including clients gained from an acquisition in July 2002. Growth in servicing fees was constrained by lower securities lending revenue and lower equity market valuations in 2002 compared to 2001. Growth in brokerage fees reflected higher equity trading volumes by investment managers, including commission recapture and transition management services. Higher gains on the sales of available-for-sale securities reflected opportunities created by continued declines in market yields on fixed income securities. Foreign exchange trading revenue was down $68 million from 2001, reflecting decreased currency volatility and customer trades. Net interest revenue after provision for loan losses declined $20 million from 2001 due to lower yields on reinvested assets, offset somewhat by balance sheet growth and lower liability costs. Net interest revenue in 2001 benefited significantly from the unusual occurrence of eleven reductions in the U.S. federal funds target rate and a favorable global interest rate environment.

Servicing fees, foreign exchange trading revenue and brokerage fees for the Investment Servicing line of business are identical to the respective total consolidated results. Please refer to the “Servicing Fees,” “Foreign Exchange Trading” and “Brokerage Fees” captions in the “Fee Revenue” section of this Financial Review for a more in-depth discussion. Processing fees and other revenue for Investment Servicing are nearly identical to the consolidated information provided under the caption “Processing Fees and Other” in the “Fee Revenue” section of this Financial Review. Processing fees and other revenue includes fees from software licensing and maintenance, credit services, investment banking, structured products, trade banking, profits and losses from joint ventures, gains and losses on sales of leased equipment and other assets, other trading profits and losses, and amortization of investments in tax-advantaged financings.

Net interest revenue for Investment Servicing is nearly identical to the consolidated net interest revenue discussed under the “Net Interest Revenue” caption in the “Revenue” section of this Financial Review. A small amount of net interest revenue is recorded in the Investment Management line of business.

Operating expenses were $2.3 billion, a decrease of $13 million from 2001. Increases in salaries and pension costs were more than offset by lower contract services, incentive-based compensation and State Street’s cost containment efforts.

Investment  Management

Investment Management offers a broad array of services for managing financial assets, including investment management and investment research for both institutions and individual investors worldwide. These services include active and passive U.S. and non-U.S. equity and fixed income strategies, and other related services, such as securities lending.

Total revenue in 2002 was $598 million, down $1 million from $599 million in 2001.

State Street Corporation | 31

In 2002, management fees were $526 million, up $10 million, or 2%, from 2001. Management fees for the Investment Management line of business are identical to the respective total consolidated results. Please refer to the “Management Fees” caption in the “Fee Revenue” section of this Financial Review for a more in-depth discussion. Processing and other fee revenue includes profits and losses from joint ventures and other revenue.

Operating expenses in 2002 were $511 million, down $5 million from 2001. Lower expenses reflect State Street’s cost containment efforts.

Financial  Goals  and  Factors  That  May  Affect  Them

State Street’s primary financial goal is sustainable real growth in earnings per share. The Corporation has two supporting goals, one for total revenue growth and one for return on common stockholders’ equity (ROE). The long-term revenue goal is a 12.5% real (inflation-adjusted) compound annual growth rate of revenue for 2000 through 2010. At present, this equates to approximately a 15% nominal compound annual growth rate. The annual ROE goal is 18%.

State Street considers these to be financial goals, not projections or forward-looking statements. However, the discussion in this Financial Review, and in other portions of the Annual Report, may contain statements that are considered “forward-looking statements” within the meaning of U.S. federal securities laws. These statements may be identified by such forward-looking terminology as “expect,” “look,” “believe,” “anticipate,” “may,” “will,” or similar statements or variations of such terms. The Corporation’s financial goals and such forward-looking statements involve certain risks and uncertainties, including the issues and factors listed below and factors further described in conjunction with the forward-looking information, which could cause actual results to differ materially. The following issues and factors should be carefully considered. The forward-looking statements contained in the Annual Report speak only as of the time the statements were given. The Corporation does not undertake to revise those forward-looking statements to reflect events after the date of this report.

C r o s s - b o r d e r  i n v e s t i n g .  Increased cross-border investing by clients worldwide benefits State Street’s revenue. Future revenue may increase or decrease depending upon the extent of increases or decreases in cross-border investments made by clients. Economic and political uncertainties resulting from terrorist attacks, subsequent military actions or other events could result in decreased cross-border investment activities.

S a v i n g s  r a t e  o f  i n d i v i d u a l s .  State Street generally benefits when individuals invest their savings in mutual funds and other collective funds or in defined contribution plans. Changes in savings rates or investment styles may affect revenue. If there is a decline in the savings rates of individuals, or if there is a change in investment preferences that leads to fewer investments in mutual funds, other collective funds, and defined contribution plans, State Street’s revenue may be adversely affected.

A s s e t  v a l u e s   i n  w o r l d w i d e  f i n a n c i a l  m a r k e t s .  As asset values in worldwide financial markets increase or decrease, State Street’s opportunities to invest and service financial assets may change. Since a portion of the Corporation’s fees are based on the value of assets under custody and management, fluctuations in the valuation of worldwide securities markets will affect revenue. State Street estimates, based on a study conducted in 2000, that a 10% increase or decrease in worldwide equity values would cause a corresponding change in State Street’s total revenue of approximately 2%. If fixed income security values worldwide were to increase or decrease by 10%, State Street would anticipate a corresponding change of approximately 1% in its total revenue.

32 | State Street Corporation

D y n a m i c s  o f  m a r k e t s  s e r v e d .  Changes in markets served, including the growth rate of collective funds worldwide, outsourcing decisions, mergers, acquisitions and consolidations among clients and competitors and the pace of debt issuance, can affect revenue. In general, State Street benefits from increases in the volume of financial market transactions serviced.

State Street provides services worldwide. Global and regional economic factors and changes or potential changes in laws and regulations affecting the Corporation’s business — including volatile currencies, the pace of inflation, changes in monetary policy, changes in domestic and international banking supervisory regulations including capital requirements, and social and political instability — could affect results of operations. For example, the significant slowing of economic growth globally is affecting worldwide equity values and business growth. The terrorist attacks that took place in the United States on September 11, 2001, and subsequent military and terrorist activities, have caused economic and political uncertainties. These activities, the national and global efforts to combat terrorism, and other potential military activities and outbreaks of hostilities have affected and may further adversely affect economic growth, and may have other adverse effects on many companies, including State Street, in ways that are not predictable.

In a similar manner, financial reporting irregularities involving large and well-known companies may have other adverse effects on State Street in ways which are not predictable. In addition, State Street cannot predict the final form of, or the effects of, the regulatory accord on international banking institutions to be reached by the Basel Committee on Banking Supervision.

Legislation may cause changes in the competitive environment in which State Street operates, which could include, among other things, broadening the scope of activities of significant competitors, facilitating consolidation of competitors into stronger entities, or attracting large and well-capitalized new competitors into State Street’s traditional businesses. Such factors and changes and the ability of the Corporation to address and adapt to the regulatory and competitive challenges may affect future results of operations.

A c c o u n t i n g  p o l i c i e s .  Changes in accounting principles generally accepted in the United States applicable to State Street could have a material impact on the Corporation’s reported results of operations. While such changes may not have an economic impact on the business of State Street, these changes could affect the attainment of the current measures of the Corporation’s financial goals.

I n t e r e s t  r a t e s .  The levels of market interest rates, the shape of the yield curve and the direction of interest rate changes relative to the currency mix of the Corporation’s interest-bearing assets and liabilities affect net interest revenue and securities lending revenue, which is recorded in both servicing and management fees. In the short term, State Street’s net interest revenue and securities lending revenue benefit from falling interest rates and are negatively affected by rising rates because interest-bearing liabilities reprice sooner than interest-earning assets. Sustained lower interest rates and a flat yield curve may have a constraining effect on the net interest revenue and securities lending revenue growth.

State Street Corporation | 33

L i q u i d i t y .  Any occurrence that may limit the Corporation’s access to the funds markets, such as a decline in the confidence of debt purchasers, depositors or counterparties participating in the funds markets in general or with State Street in particular, or a downgrade of State Street’s debt rating, may adversely affect State Street’s ability to raise capital and, in turn, its liquidity.

C a p i t a l .  Under regulatory capital adequacy guidelines, State Street and State Street Bank must meet guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items, subject to qualitative judgments by regulators about components, risk weightings and other factors. Failure to meet minimum capital requirements could have a direct material effect on State Street’s financial condition; failure to maintain the status of “well capitalized” under the regulatory framework could affect State Street’s status as a financial holding company and eligibility for a streamlined review process for acquisition proposals. In addition, failure to maintain the status of “well capitalized” could affect the confidence of State Street’s clients in the Corporation and could adversely affect its business.

Also, under Federal Reserve Board regulations and related federal laws, there are limits on investment of the capital and surplus of State Street Bank in subsidiaries that, in general, conduct only international activities. State Street Bank is near the limit on such permitted use of capital and surplus. This limit may affect the pace of future international expansion by State Street Bank through these subsidiaries, although there are available alternatives for international expansion by State Street and State Street Bank. This limit may not have a similar impact on those competitors of the Corporation which are significantly larger than State Street and State Street Bank.

V o l a t i l i t y  o f  c u r r e n c y  m a r k e t s .  The degree of volatility in foreign exchange rates can affect the amount of foreign exchange trading revenue. In general, State Street benefits from currency volatility. Accordingly, foreign exchange revenue is likely to decrease during times of decreased currency volatility.

P a c e  o f  p e n s i o n  r e f o r m .  State Street expects its business to benefit from worldwide pension reform that creates additional pools of assets that use custody and related services, and investment management services. The pace of pension reform and resulting programs, including public and private pension schemes, may affect the pace of revenue growth. If the pace of pension reform and resulting programs, including public and private pension schemes, slows down or if pension reform does not occur, then revenue growth may be adversely affected.

P r i c i n g / c o m p e t i t i o n .  Future prices the Corporation is able to obtain for its products may increase or decrease from current levels depending upon demand for its products, its competitors’ activities and the introduction of new products into the marketplace.

P a c e  o f  n e w  b u s i n e s s ;  B u s i n e s s  m i x .  A decline in the pace at which State Street attracts new clients, and the pace at which existing and new clients use additional services and assign additional assets to State Street for management or custody, will adversely affect future results of operations. A decline in the rate at which clients outsource functions such as their internal accounting activities, would also adversely affect results of operations. In addition, changes in business mix and in the source of revenue, including the mix of U.S. and non-U.S. business, may affect future results of operations, depending on the economic conditions of those geographic areas at the time.

B u s i n e s s  c o n t i n u i t y .  State Street has business continuity and disaster recovery plans in place. However, events, including terrorist or military actions and resulting political and social turmoil, could arise that would cause unforeseen damage to State Street’s physical facilities or could cause delays or disruptions to operational functions, including information processing and financial market settlement functions. Additionally, State Street’s clients, vendors and counterparties could suffer from such events. Should these events affect State Street, or the clients, vendors or counterparties with which it conducts business, State Street’s results of operations could be adversely affected.

34 | State Street Corporation

R a t e  o f  t e c h n o l o g i c a l  c h a n g e .  Technological change often creates opportunities for product differentiation and reduced costs, as well as the possibility of increased expenses. Developments in the securities processing industry, including shortened settlement cycles and straight-through-processing, will result in changes to existing procedures. Alternative delivery systems have emerged, including the widespread use of the Internet. State Street’s financial performance depends in part on its ability to develop and market new and innovative services, and to adopt or develop new technologies that differentiate State Street’s products or provide cost efficiencies.

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

State Street uses trademark, trade secret, copyright and other proprietary rights procedures to protect its technology, and has applied for a limited number of patents in connection with certain software programs. Despite these efforts, State Street cannot be certain that the steps taken by it to prevent unauthorized use of proprietary rights are sufficient to prevent misappropriation of technology, particularly outside the United States where laws or law enforcement practices may not protect proprietary rights as fully as in the United States. In addition, no assurance can be given that the courts will adequately enforce contractual agreements that State Street has entered into to protect its proprietary technology. If any of its proprietary information were misappropriated by or otherwise disclosed to its competitors, State Street’s competitive position could be adversely affected. In the event a third party asserts a claim of infringement of its proprietary rights, obtained through patents or otherwise, against the Corporation, State Street may be required to spend significant resources to defend against such claims, develop a non-infringing program or process, or obtain a license to the infringed process.

A c q u i s i t i o n s ,  a l l i a n c e s  a n d  d i v e s t i t u r e s .  Acquisitions of complementary businesses and technologies and development of strategic alliances and divestitures of portions of its business are an active part of State Street’s overall business strategy. The Corporation has completed several acquisitions, alliances and divestitures in recent years. However, there can be no assurance that services, technologies, key personnel or businesses of acquired companies will be effectively assimilated into State Street’s business or service offerings or that alliances will be successful. In addition, State Street may not be able to successfully complete any divestiture on satisfactory terms, if at all, and divestitures may result in a reduction of total revenue and net income.

State Street Corporation | 35

Financial Condition

Balance  Sheet

State Street provides deposit and other balance sheet services to its institutional investor clients. In executing their worldwide cash management activities, State Street’s clients use short-term investments and deposit accounts that comprise the majority of State Street’s liabilities. These client investment activities affect the Corporation’s approach to managing interest rate sensitivity, liquidity and credit risk.

Liabilities

The growth in State Street’s balance sheet is primarily driven by growth in liabilities from clients’ activities, as well as balance sheet positions to take advantage of short-term market opportunities. State Street uses its balance sheet capacity to support clients’ transactions and short-term investment strategies. State Street’s objectives and clients’ needs determine the volume, mix and currencies of the liabilities.

Average interest-bearing liabilities increased $7.8 billion, or 14%, in 2002, primarily from client investment activities. The most significant growth in liabilities occurred in U.S. interest-bearing deposits. Clients are managing cash positions more aggressively due to weak financial markets and are shifting to short-term interest-bearing investments. U.S. interest-bearing deposits rose $4.6 billion, or 93%.

Average noninterest-bearing deposits decreased $788 million, or 11%. Clients use noninterest-bearing deposit accounts for transaction settlements and as compensation to State Street for services.

Assets

State Street’s assets consist primarily of short-term money market assets and investment securities, which are generally more liquid than other types of assets. Investment securities, principally classified as available-for-sale, include U.S. Treasury and federal agency securities, highly-rated municipal securities, asset-backed securities, money market mutual funds and non-U.S. government bonds. Money market assets include securities purchased under resale agreements, securities borrowed, federal funds sold and interest-bearing deposits with banks that are short-term, multicurrency instruments invested with major multinational banks.

36 | State Street Corporation

Average interest-earning assets increased $7.6 billion, or 12%, in 2002. Total investment securities increased $3.8 billion, or 22%, from 2001, primarily due to investments in U.S. Treasuries and U.S. federal agencies. Securities purchased under resale agreements grew $1.3 billion, or 7%, from 2001, primarily from the reinvestment of additional funds from client repurchase activities. Interest-bearing deposits with banks increased 18% from 2001, to $24.3 billion. Average loans decreased $976 million, to $5.1 billion, due to lower average client overdraft balances.

Fair  Value  of  Financial  Instruments

The short duration of State Street’s assets and liabilities results in the fair value of its financial instruments equating to or closely approximating their balance sheet value. See Note 22 in the Notes to the Consolidated Financial Statements for further discussion.

Further quantitative information on State Street’s assets and liabilities is furnished in Notes 3 through 9 in the Notes to the Consolidated Financial Statements.

Liquidity  and  Capital

Liquidity

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

State Street maintains a large portfolio of liquid assets. When liquidity is measured by the ratio of liquid assets to total assets, State Street ranks among the highest 10% of U.S. bank holding and financial holding companies. At December 31, 2002, the Corporation’s liquid assets were 88% of total assets.

State Street Bank can issue bank notes with an aggregate limit of $750 million and with original maturities ranging from 14 days to five years. At December 31, 2002, no notes payable were outstanding and all $750 million was available for issuance. State Street Corporation can issue commercial paper with an aggregate limit of $1.0 billion and with original maturities of up to 270 days from the date of issue. At December 31, 2002, State Street had $998 million of commercial paper outstanding. State Street maintains a universal shelf registration statement that allows for the offering and sale of unsecured debt securities, capital securities, common stock, depositary shares and preferred stock, and warrants to purchase such securities, including any shares into which the preferred stock and depositary shares may be convertible, or any combination thereof. In August 2002, State Street filed a registration statement on Form S-3 to increase the available amount of securities to be issued from $700 million to $1.5 billion. At December 31, 2002, $1.5 billion of the shelf registration was available for issuance. In January 2003, State Street issued securities from this shelf registration as described below. See Notes 8 and 9 in the Notes to the Consolidated Financial Statements for further information.

On January 31, 2003, State Street completed the primary closing of its acquisition of a substantial part of the global securities services business of Deutsche Bank AG. Under the terms of the definitive agreements, first announced on November 5, 2002, State Street’s initial payment to Deutsche Bank for all business units to be acquired was approximately $1.1 billion. Approximately half of the initial payment was financed using existing resources, including the net proceeds from the sale of the corporate trust business. State Street financed $595 million of the purchase price by issuance of equity, equity-related and capital securities to the public under an existing shelf registration statement. See Note 25 in the Notes to the Consolidated Financial Statements for further information.

State Street Corporation | 37

State Street endeavors to maintain high ratings on its debt, as measured by independent credit rating agencies. High ratings on debt minimize borrowing costs and enhance State Street’s liquidity by ensuring the largest possible market for the Corporation’s debt. State Street’s senior debt is rated AA– by Standard & Poor’s, Aa3 by Moody’s Investors Service and AA by Fitch, Inc. State Street Bank’s long-term deposits are rated AA by Standard & Poor’s, Aa2 by Moody’s Investors Service and AA+ by Fitch, Inc.

The Consolidated Statement of Cash Flows provides additional liquidity information.

Capital

State Street’s objective in managing its capital is to maintain a strong capital base in order to provide financial flexibility for its business needs, including funding corporate growth and supporting clients’ cash management needs.

As a state chartered bank and member of the Federal Reserve System, State Street Bank and Trust Company, State Street’s principal subsidiary, is primarily regulated by the Federal Reserve Board, which has established guidelines for minimum capital ratios. State Street has developed internal capital adequacy policies to ensure that State Street Bank meets or exceeds the level required for the “well capitalized” category, the highest of the Federal Reserve Board’s five capital categories. State Street Bank must meet the regulatory designation of “well capitalized” in order for State Street to maintain its status as a financial holding company. State Street’s capital management emphasizes risk exposure rather than simple asset levels; at 16.4%, State Street Bank’s Tier 1 risk-based capital ratio significantly exceeds the regulatory minimum of 4% and is among the highest for U.S. banks, according to published industry statistics. State Street’s Tier 1 risk-based capital ratio of 17.1% is likewise among the highest for U.S. bank holding companies. See Note 12 in the Notes to the Consolidated Financial Statements for further information.

State Street’s Board of Directors has authorized the purchase of State Street common stock for use in employee benefit programs and for general corporate purposes. At December 31, 2002, 8.3 million shares remain available for purchase within the program. State Street employs a third-party broker-dealer to acquire shares for the Corporation’s stock purchase program on the open market. Additionally, State Street purchases shares of State Street common stock not included as part of the stock purchase program for certain deferred compensation plans. The trusts which hold these shares employ a third-party broker-dealer to acquire the shares on the open market. In total, the Corporation bought 1.6 million shares in 2002. See Note 10 in the Notes to the Consolidated Financial Statements for further information.

D I V I D E N D S  A N D  C O M M O N  S T O C K

		Market Price

	Dividends			End of
Quarters	Declared	Low	High	Quarter
2001:
First	$.095	$38.76	$64.39	$46.70
Second	.100	43.95	57.87	49.49
Third	.100	36.25	54.98	45.50
Fourth	.110	41.84	54.78	52.25
2002:
First	$.11	$48.12	$58.36	$55.38
Second	.12	41.25	55.68	44.70
Third	.12	34.85	45.19	38.64
Fourth	.13	32.11	47.47	39.00

38 | State Street Corporation

State Street has increased its quarterly dividend twice each year since 1978. Over the last fifteen years, dividends per share have grown at a 16% compound annual growth rate.

There were 5,454 stockholders of record of common stock as of December 31, 2002.

Risk  Management

In providing services for institutional investors globally, State Street must manage and control certain inherent risks. These include counterparty risk, credit risk, fiduciary risk, operations and settlement risk, and market risk. Risk management is an integral part of State Street’s business activities and is centrally organized with close ties to the business units. This structure allows for corporate risk management across the business areas while individual line areas remain responsible for risk management in their units. While State Street believes its risk management process is effective in managing the risks of its business, no system can eliminate all risks. If there is a material failure in the risks managed by State Street, such as a material counterparty failure or a material default of a debtor, State Street’s results of operations could be adversely affected.

State Street maintains a system of internal controls that are designed to minimize risk. Management believes these internal controls are adequate to minimize such risk. This internal control environment is evaluated on an annual basis through a SAS 70 review of most of the business units and through a report on the effectiveness of internal controls over financial reporting as required by the FDIC Improvement Act of 1991.

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

State Street Corporation | 39

Market  Risk:  Foreign  Exchange  and  Interest  Rate  Sensitivity

State Street engages in trading and investment activities to serve clients’ investment and trading needs, which contribute to overall corporate earnings and enhances liquidity. In the conduct of these activities, the Corporation is subject to, and assumes, market risk. Market risk is the risk of adverse financial impact due to changes in market prices, such as interest rates and foreign exchange rates. The level of risk State Street assumes is a function of the Corporation’s overall objectives and liquidity needs, client requirements, and market volatility.

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

State Street uses foreign exchange contracts and a variety of financial derivative instruments to support clients’ needs, conduct trading activities, and manage its interest rate and currency risk. These activities are designed to create trading revenue or hedge net interest revenue. In addition, the Corporation provides services related to derivative instruments in its role as both a manager and servicer of financial assets.

State Street’s clients use derivatives to manage the financial risks associated with their investment goals and business activities. With the growth of cross-border investing, clients have an increasing need for foreign exchange forward contracts to convert currency for international investment and to manage the currency risk in international investment portfolios. As an active participant in the foreign exchange markets, State Street provides foreign exchange forward contracts and over-the-counter options in support of these client needs.

Trading  Activities:  Foreign  Exchange  and  Interest  Rate  Sensitivity

As part of its trading activities, the Corporation assumes positions in both the foreign exchange and interest rate markets by buying and selling cash instruments and using financial derivatives, including foreign exchange forward contracts, foreign exchange and interest rate options, and interest rate swaps. As of December 31, 2002, the notional amounts of these derivative instruments was $248.4 billion, of which $227.8 billion were foreign exchange forward contracts. Long and short foreign exchange forward positions are closely matched to minimize currency and interest rate risk. All foreign exchange contracts are valued daily at current market rates.

The Corporation uses a variety of risk measurement and estimation techniques, including value at risk. Value at risk is an estimate of potential loss for a given period of time within a stated statistical confidence interval. State Street uses a risk management system, Askari RiskBook,™ to estimate value at risk daily for all material trading positions. The Corporation has adopted standards for estimating value at risk, and maintains capital for market risk, in accordance with the Federal Reserve’s Capital Adequacy Guidelines for market risk. Value at risk is estimated for a 99% one-tail confidence interval and an assumed one-day holding period using a historical observation period of greater than one year. A 99% one-tail confidence interval implies that daily trading losses should not exceed the estimated value at risk more than 1% of the time, or approximately three days out of the year. The methodology uses a simulation approach based on observed changes in interest rates and foreign exchange rates and takes into account the resulting diversification benefits provided from the mix of the Corporation’s trading positions.

Like all quantitative risk measures, value at risk is subject to certain limitations and assumptions inherent to the methodology. State Street’s methodology gives equal weight to all market rate observations regardless of how recently the market rates were observed. The estimate is calculated using static portfolios consisting of positions held at the end of the trading day. Implicit in the estimate is the assumption that no intraday action is taken by

40 | State Street Corporation

management during adverse market movements. As a result, the methodology does not represent risk associated with intraday changes in positions or intraday price volatility.

The following table presents State Street’s market risk for its trading activities as measured by its value at risk methodology:

V A L U E  A T  R I S K  F O R  T H E  Y E A R  E N D E D  D E C E M B E R  3 1 ,

(Dollars in millions)	Average	Maximum	Minimum
2002:
Foreign exchange products	$1.0	$2.5	$.4
Interest rate products	2.8	4.3	1.3

2001
Foreign exchange products	$.9	$2.5	$.4
Interest rate products	4.5	6.9	3.0

State Street compares actual daily profit and losses from trading activities to estimated one-day value at risk. During 2002 and 2001, State Street did not experience any trading losses in excess of its end-of-day value at risk estimate.

Non-Trading  Activities:  Currency  Risk

State Street had $15.2 billion of non-U.S. dollar-denominated non-trading assets as of December 31, 2002, which were funded by non-U.S. dollar-denominated deposits. State Street’s non-U.S. dollar-denominated non-trading assets included 53 currencies. Approximately 97% of these assets were in eight major currencies. Since non-trading assets are generally invested in the same currency in which the initial deposits are received, the risk associated with changes to currency exchange rates is minimal. To the extent that deposits are not reinvested in the same currency, the resulting net currency positions are managed as part of trading risk as discussed above.

In general, the maturities of these non-trading assets and liabilities are short term. To the extent duration mismatches exist, they are managed as part of State Street’s consolidated asset/liability management activities, and the related market risk is included in the following non-trading interest rate sensitivity disclosure.

Non-Trading  Activities:  Interest  Rate  Sensitivity

The objective of interest rate sensitivity management is to provide sustainable net interest revenue under various economic environments and to protect asset values from adverse effects of changes in interest rates. State Street manages the structure of interest-earning assets and interest-bearing liabilities by adjusting the mix, yields and maturity or repricing characteristics based on market conditions. Since interest-bearing sources of funds are predominantly short term, State Street maintains a generally short-term structure for its interest-earning assets, including money market assets, investments and loans. Interest rate swaps are used minimally as part of overall asset and liability management to augment State Street’s management of interest rate exposure. State Street uses three tools for measuring interest rate risk: simulation, duration and gap analysis.

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

State Street Corporation | 41

Simulation models facilitate the evaluation of the potential range of net interest revenue under a “most likely” scenario, alternative interest rate scenarios and rate shock tests. Based upon results of the simulation model as of December 31, 2002, there would be a decrease in net interest revenue of $102 million over the following 12 months for an immediate 100-basis-point increase in all global interest rates. If interest rates immediately decreased by 100 basis points, the model shows an increase in net interest revenue of less than $72 million.

Duration measures the change in the economic value of assets and liabilities for given changes in interest rates. Based upon the results of the duration model as of December 31, 2002, there would be a decrease in the economic value of assets, net of liabilities, of $297 million, or .37% of assets, as a result of an immediate increase in all global interest rates of 100 basis points. In the event of an immediate decrease of 100 basis points to interest rates, the model shows an increase of $321 million, or .40% of assets, to the economic value of assets, net of liabilities.

The third measure of interest rate risk, gap analysis, is the difference in asset and liability repricing on a cumulative basis within a specified time period. As of year-end 2002, interest-bearing liabilities reprice faster than interest-earning assets over the next 12 months, as has been typical for State Street. If all other variables remained constant, in the short term, falling interest rates would lead to net interest revenue that is higher than it would otherwise have been. Rising rates would lead to lower net interest revenue. Other important determinants of net interest revenue are balance sheet size and mix, interest rate spreads, the slope of the yield curve, and rate levels.

Off-Balance  Sheet  Activities

Assets under custody and assets under management are held in a fiduciary or custodial capacity for State Street’s clients and are not recorded on the Corporation’s balance sheet in accordance with accounting principles generally accepted in the United States. Similarly, collateral funds resulting from State Street’s securities lending services are held by State Street as agent; therefore, under accounting principles generally accepted in the United States, these assets are not assets of the Corporation.

State Street sells and distributes securities for two types of variable interest entities (“VIEs”), formerly reported as special purpose entities, that are not included in the Consolidated Financial Statements of the Corporation.

One type, which State Street has administered since 1992, issues asset-backed commercial paper (“ABCP”) that is rated P-1 by Moody’s Investors Service and/or A-1 or better by Standard & Poor’s. State Street and unrelated dealers sell and distribute the commercial paper issued by the VIEs. The commercial paper represents debt issued by the VIEs. State Street holds no equity ownership interest in these VIEs, which are structured as bankruptcy-remote corporations. The assets of these VIEs include investment securities and purchased receivables that back the commercial paper. Such assets are transferred to the VIEs by unrelated third parties. State Street provides liquidity and credit enhancement facilities in the forms of liquidity asset purchase agreements, lines of credit, and standby letters of credit to the VIEs. At December 31, 2002, State Street’s commitments under liquidity asset purchase agreements and lines of credit to these VIEs were $10.0 billion, and standby letters of credit were $590 million, none of which were utilized. Amounts committed, but unused, under the liquidity asset purchase agreements, lines of credit, and standby letters of credit that State Street provides to these VIEs are included in the disclosures in Note 21 in the Notes to the Consolidated Financial Statements. Asset performance deterioration may cause the asset risk to shift from the ABCP investors to State Street as the liquidity provider for the asset as the VIE may need to repay maturing commercial paper by drawing the liquidity facilities. Fee revenue for administration, liquidity facilities and credit enhancements was $41 million in 2002. At December 31, 2002, these ABCP programs had total commercial paper outstanding of $10.3 billion in a combined U.S, European and Australian ABCP market estimated at $793 billion. See Note 1 in the Notes to the Consolidated Financial Statements for information on recent accounting pronouncements that could affect the off-balance sheet status of these VIE's.

42 | State Street Corporation

For a second type of VIE, structured as a qualified special purpose entity in accordance with accounting principles generally accepted in the United States, State Street distributes and sells equity interests in tax-exempt investment-grade assets that are primarily sold to mutual fund clients. For these VIEs, State Street transfers the assets from its investment portfolio at fair market value. Such transfers are treated as sales. The VIEs finance the acquisition of these assets from State Street by selling equity interests to third-party investors. State Street owns a minority residual interest in these VIEs of less than 3%, or $38 million. As of December 31, 2002, these trusts have a weighted average life of approximately 3.5 years. In a separate agreement, State Street provides liquidity asset purchase agreements to these entities. These liquidity asset purchase agreements obligate State Street to buy the equity interests in the underlying portfolio at par value, which approximates market value, in the event that the re-marketing agent is unable to place the equity interests of the VIE with investors. The liquidity asset purchase agreements are subject to early termination by State Street in the event of payment default, bankruptcy of issuer or credit enhancement provider, taxability, or downgrade of an asset below investment grade. Fee revenue for administrative services, liquidity asset purchase agreements and residual interest earnings totaled $42 million in 2002, before tax benefit. In connection with State Street’s balance sheet management activities, the Corporation incurred $42 million of interest expense on interest rate swap contracts designated as fair value hedges against the minority residual interest of the VIEs. As of December 31, 2002, these VIEs had total assets of $1.2 billion in a tax-exempt market estimated at $70 billion. State Street’s liquidity asset purchase agreements to these VIEs were $1.3 billion at December 31, 2002, none of which were utilized, and are included in the disclosures in Note 21 in the Notes to the Consolidated Financial Statements.

The risks associated with providing administration, liquidity, and/or credit enhancements to both types of VIEs are reviewed in State Street’s corporate risk management process in a manner that is consistent with applicable policies and guidelines. State Street believes that it has sufficient liquidity and has provided adequate operating and credit reserves to cover any risks associated with these activities.

New  Accounting  Developments

Information related to new accounting pronouncements appears in Note 1 in the Notes to the Consolidated Financial Statements.

Critical Accounting Estimates

Critical accounting estimates are those that require management to make assumptions that are difficult, subjective or complex about matters that are uncertain and may change in subsequent periods, resulting in changes to reported results.

State Street’s significant accounting policies are described in Note 1 in the Notes to the Consolidated Financial Statements. The majority of these accounting policies do not require management to make difficult, subjective or complex judgments or estimates or the variability of the estimates is not material. However, the following policies could be deemed critical. State Street’s management has discussed these critical accounting estimates with the Audit Committee of the Board of Directors.

Lease  Financing

State Street has a leveraged lease financing portfolio, including lease-in-lease-out structures, consisting of U.S. and cross-border financings for transportation equipment, including trains, aircraft and ships. State Street has provided lease financing services since 1981, and at December 31, 2002, the portfolio aggregated $2.1 billion, and is reflected in Note 4 in the Notes to the Consolidated Financial Statements. This portfolio is recorded net of non-recourse debt, and revenue is recognized as interest revenue. Interest revenue from the lease portfolio was $104 million in 2002. Considering the long-term, cross-border nature of many of these leases and the number of assumptions, including residual values, cash flows and income tax regulations and rates, there is risk associated with this revenue should any of these assumptions change in future periods.

State Street Corporation | 43

Contingencies  and  Other  Reserves

State Street has established reserves for risk of losses, including loan losses and tax contingencies. The allowance for loan losses represents State Street’s estimate of the probable losses that have occurred as of the date of the financial statements, as further described in Note 1 in the Notes to the Consolidated Financial Statements. In the normal course of business, State Street is subject to challenges from U.S. and non-U.S. tax authorities regarding the amount of taxes due. These challenges may result in adjustments of the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. Management believes State Street has appropriately accrued for tax exposures including lease-in-lease-out structures and real estate investment trust (REIT) dividends received deductions. If State Street prevails in a matter for which an accrual has been established or is required to pay an amount exceeding its reserves, the financial impact will be reflected in the period in which the matter is resolved.

In addition, State Street must manage and control certain inherent risks in the normal course of its business. These include counterparty risk, credit risk, fiduciary risk, operations and settlement risk, and market risk. See the Risk Management section of this Financial Review and Note 20 in the Notes to the Consolidated Financial Statements for additional information.

Revenue  Recognition

Revenue from investment servicing, management, foreign exchange trading, brokerage and processing are recognized when earned based on contractual terms and are accrued based on estimates, or are recognized as transactions occur or services are provided. Revenue on interest-earning assets is recognized based on the effective yield of the financial instrument.

Revenue recognition for servicing and management fees involves the use of estimates and assumptions, including components that are calculated based on estimated asset valuations and transaction volumes. While these estimates and assumptions could be considered complex, State Street has long-standing controls and processes in place to ensure the accuracy of revenue accruals. Historically, revenue recognized using these processes has fairly matched revenue billed and collected. Furthermore, State Street’s fee revenue recognition is promptly validated by timely invoicing and cash collection from clients and counterparties. During 2002, State Street recognized servicing and management fee revenue totaling $2.2 billion. Of this amount, $402 million was in the billing and/or collection process at December 31, 2002.

Pension  Accounting

State Street and certain of its subsidiaries participate in a non-contributory defined benefit plan. In addition to the primary plan, State Street has non-qualified supplemental plans that provide certain officers with defined pension benefits in excess of allowable qualified plan limits. Non-U.S. employees participate in local plans.

The reported liability associated with these plans is dependent on many factors such as the discount rate, expected return on plan assets and a series of actuarial assumptions. Management determines these estimates based upon currently available market and industry data, historical performance of the plan and its assets, and consultation with the Corporation’s actuaries. Management believes the estimates and assumptions used to determine the reported benefit obligation and pension expense are reasonable and are reflective of the terms of the plans in the current economic environment based upon information from the best available resources.

The projected benefit obligation for the primary and non-U.S. defined benefit plans was $487 million, and the plan assets were $379 million as of December 31, 2002. Pension expense in future years is affected by the variance of the assumed rate of return from the actual return on plan assets. This variance is amortized over future years. A 1% change in the actual return on plan assets or the discount rate would affect State Street's earnings by less than $.01 per share.

For more information on the Corporation’s plans, see Note 16 in the Notes to the Consolidated Financial Statements.

44 | State Street Corporation

Letter to Our Stockholders

The year 2002 was an unusually challenging time for investors — with difficult conditions in nearly every investment category around the world. Global political tensions weakened economies and financial markets, and a regular stream of news about corporate governance scandals seriously undermined investor confidence. Equity values, as measured by the S&P 500, fell to their lowest level in at least five years. Cross-border investing slowed down significantly, despite a brief pick-up in the second quarter. And interest rates were significantly lower than in the previous year.

2002 Financial Results

Against these strong headwinds, I’m happy to say that State Street was able to achieve positive financial results — exceeding our primary goal of sustainable real growth in earnings per share.

Operating earnings per share, driven by new business from existing and new clients, increased 6% in 2002. And we were successful in managing our operating costs, decreasing expenses by 1%.

We continue to differentiate ourselves by stating a goal for revenue growth. Our goal is to achieve 12.5% real compound annual growth from 2000 through 2010, although we do not expect to achieve that rate every year in the ten-year period.

Our supporting goal for return on stockholders’ equity is to achieve 18% annually. In 2002, due to slower revenue growth, we delivered operating ROE of 17.1%.

Cash dividends declared in 2002 increased 19% from 2001.

2002 Business Highlights

State Street’s strong financial results for the year are the outcome of two achievements: we increased our revenue by winning new business — with especially strong growth outside the United States — and we continued to keep tight control of our expenses.

On the expense side, we were aggressive in eliminating spending for things that didn’t add enough value to our business proposition. We took a strategic approach to leveraging efficiencies in corporate purchasing and our day-to-day operations. We reduced staff in administrative and professional services areas. Overall, we reduced expenses 1% from 2001, after adjusting for goodwill.

In addition to keeping our focus with regard to profitability — while providing consistently excellent service to our clients — we took a number of steps aimed at positioning State Street for future growth.

The most noteworthy of these steps was our decision to purchase most of Deutsche Bank AG’s global securities services business. This business, which will be substantially integrated by 2004, brings enormous benefits to State Street. It cements our standing as the global leader in investment servicing — positioning us at the center of Europe’s high-growth investment services market and giving us new clients, employees and offices in the Asia-Pacific region. It brings us expanded Depotbank capabilities in Europe and the WM Company’s performance measurement tools. And — not inconsequentially in this environment — it provides us with substantial economies of scale and scope.

Although our agreement with Deutsche Bank was the biggest news event for us in 2002, it was only one of many investments we made in State Street’s future. Another important investment was the acquisition of International Fund Services (IFS), a leading global provider of services for alternative investment portfolios such as hedge funds. This acquisition broadened State Street’s capabilities in serving the expanding requirements of sophisticated global investors.

We also began to develop services specifically geared to the needs of asset managers who serve private clients and managed accounts. These investment management firms are operating in a highly competitive marketplace — and therefore are looking for ways to differentiate themselves with new products and services. By outsourcing

State Street Corporation | 45

administrative functions to State Street, these asset managers are freed up to focus on their core competencies, confident that the services State Street provides to them will be both innovative and reliable.

Our ongoing process of fine-tuning our focus also involves making selective changes to our business mix. We completed the sale of our corporate trust business in 2002.

Outlook for 2003

I think it’s safe to predict that 2003 will be another tough year for our clients and for State Street. We are well positioned not only to weather this current storm but also to emerge from it even stronger. That’s because we have built our business around the idea of “focus”. We focus on serving the needs of a single group of clients: sophisticated global investors. Within this market segment, we focus on ensuring that we’re the best provider and that we’re flexible enough to take maximum advantage of developments that present our clients — and State Street — with opportunities for growth.

One long-term trend that continues to offer enormous potential for us is a mounting sense of urgency about retirement security, driven by increasing life expectancy in most parts of the world. As governments and employers develop new ways to help workers invest for their retirements, they are creating new, large pools of assets that must be managed and serviced. State Street is a world leader in managing and servicing retirement funds.

We are also in an excellent position to benefit from changing patterns in the way people save and invest. In this difficult environment, investors have become more risk averse — a trend that plays to the strengths of our investment management arm, State Street Global Advisors. We offer a broad range of risk-controlled investment management options, including enhanced indexing, which offers higher returns than passive investment schemes with only slightly more risk.

A third trend that benefits State Street is convergence in the financial services industry. The large, global companies that are emerging from mergers and acquisitions are looking for a trusted partner who can offer what they need, in any part of the world. Their needs coincide perfectly with our strengths: our rich experience in developing and implementing comprehensive solutions for our clients across the globe . . . and our ability, using technology, to provide services that are truly scalable.

I believe that we will continue to win a disproportionate share of new business in 2003 — primarily because we’re very clear about our corporate purpose: to make our clients successful. If our clients succeed, we will succeed too. Nothing is more important to us than continuing to earn the trust of our clients each and every day.

Strategic Priorities

Our attention is firmly fixed on a goal we established a long time ago: sustainable growth. “Sustainability” is a key idea here — and, for a company that is more than 210 years old, it has real meaning. We understand that true success comes not from a single stroke of brilliance but from the accumulated results of many sound, strategic decisions that are executed extremely well by talented professionals. Within this philosophical framework, we have five strategic priorities.

One of these priorities is to continue to provide our clients with the best investment solutions, and the best service, it is possible to give. We’re limited in this endeavor only by the current boundaries of technology — and we’re extending those limits every day.

A second priority is to continue to grow as a global company. The acquisition of Deutsche Bank’s global securities services business dramatically expands our global presence. But this acquisition only accelerates growth that has been under way for more than a decade. Global growth opportunities for us include the development of new products, as well as physical expansion into new countries and markets. In the United Kingdom and Europe, we will focus on continuing to broaden the range of integrated solutions we offer our clients. In Asia, we will

46 | State Street Corporation

continue to specialize in serving the needs of governments and government agencies — something State Street does better than anyone else.

A third priority is to continue to improve our profit margins — an especially important objective in this challenging environment. We’re concentrating on both sides of the equation: increasing our revenue and controlling our expenses. Our growing client base gives us advantages in this area, both in terms of opportunities to sell more services and in opportunities to leverage economies of scale.

A fourth priority is to foster continued innovation in serving the emerging needs of global investors by adapting traditional business models to changing conditions. While a great deal of our growth will continue to come from providing technology, transaction and information services for large investors, we see a new source of growth in providing a broader suite of services to the front office. We plan to launch new equity execution capabilities early in 2003. We will also continue to expand our investment management product line to include new strategies in the quantitative active category.

A final priority is to offer our employees ample opportunities for personal and professional growth. As our employees learn new skills, gain new experiences and perspectives and become more satisfied in their work, they’ll be motivated to achieve great things for State Street — which, in turn, will create even better opportunities for them. This virtuous cycle has always been part of the State Street culture, and we have proven time and again that it works.

Executing on our strategic priorities will be a complex and challenging task. To maintain and deepen our leadership position, we must be successful in both finding the best opportunities to grow and in continuously shifting our resources to align them with these opportunities. We are more confident than ever that our core strategy — focusing on being the partner sophisticated global investors trust most to help them succeed — is a sound approach to long-term growth.

I want to thank my State Street colleagues around the world for your hard work and outstanding results in 2002. I also want to thank our stockholders for your continued support.

Sincerely,

/s/ David A. Spina

David A. Spina Chairman and Chief Executive Officer

State Street Corporation | 47

Continuing to Grow

In a challenging market environment, what is State Street’s strategy for continued growth?

We have a very clear strategy for achieving long-term growth. It’s built around the concept of focus. We’re focused exclusively on sophisticated global investors. We believe this client segment offers superior opportunities for growth. It’s also one we are uniquely equipped to serve. We’re focused on providing everything sophisticated global investors need to invest successfully. Our aim is to offer integrated solutions that cover the entire investment cycle, from research and analytics to multi-asset class trade execution to fund accounting and administration. Our development efforts target products that offer our clients the strongest growth potential in today’s market environment. We’re also focused on strengthening our presence in high-growth geographic regions, such as Europe.

Why focus exclusively on servicing sophisticated global investors?

This client segment is extraordinarily attractive in terms of its size and rapid growth. Sophisticated global investors have a broad array of complex and specialized servicing requirements. Our clients’ needs include investment servicing, such as custody, fund accounting, transfer agency services and settlement … investment management strategies and advisory services, including portfolio construction, research, and analytics … and a range of trading services, from multi-asset class trade execution to securities lending. A key differentiator for us is our ability to integrate or customize solutions to fit each client’s specific requirements.

An important source of growth for State Street is an increasing preference on the part of sophisticated global investors to outsource their servicing requirements to an outside expert, rather than trying to handle it themselves. Global capital markets are becoming more complex with changes in investment regulations, advances in technology, and the development of global standards. This transition is creating a shift away from relatively fragmented local and regional financial markets toward a more consolidated, globally integrated market. The servicing implications of this change are tremendous. Never have sophisticated investors had more of a need for a trusted partner with global capabilities.

From State Street’s perspective, how is the financial services marketplace changing?

We see three broad trends that will have a significant effect on our business. The first is a growing sense of urgency about retirement security. Longer life expectancies and the aging of the post-World War II generation will put tremendous pressure on retirement systems worldwide. Many developed nations are considering tax-advantaged ways to strengthen their existing pension systems and encourage retirement savings. These reforms will create growing pools of assets that need to be managed and serviced.

The second trend involves changes in savings and investment preferences. The prolonged decline in equity markets has forced investment managers to look at new ways to increase their revenues while controlling risk. This trend has resulted in many product innovations — including exchange traded funds and wrap accounts — that respond to investors’ increased sensitivity to costs. Demand has also increased for risk-controlled strategies, including enhanced indexing, and non-traditional investments such as hedge funds. Our expertise in risk-controlled strategies and servicing for alternative investment products offers us an outstanding opportunity to support our clients as they expand their offerings in these areas.

The third trend is convergence in financial services. In recent years, many companies have merged with or acquired other companies whose skills and reach complement their own. These consolidations usually result in investment servicing operations in multiple countries, creating a level of complexity that is very difficult to administer. Many choose to outsource all or part of their servicing to a trusted provider like State Street. Our full range of integrated solutions and our extensive global experience give us an advantage in competing for their business.

48 | State Street Corporation

Where are the best opportunities for State Street’s future growth?

We grow our business in two ways: by winning new clients and by selling more services to our existing clients. In 2002, we won a great deal of new business, including relationships with Nuveen Investments, a U.S.-based asset manager, and UNICO Asset Management SA, a Luxembourg-based asset management company. We expect this momentum with regard to new business to continue. However, we believe enriching our relationships with existing clients by expanding the range of products and services we offer them is an even greater opportunity. Even when the market declines, we can grow by constantly innovating — looking for new ways to bring our clients the products and services they need.

Several areas hold particular promise. Trading services, particularly equity execution, offer strong growth potential. State Street’s position as the leader in global investor servicing gives us unparalleled scale and volume, as well as rich resources in research and analytics. We deliver a full range of pre-trade services, as well as multi-asset class trade executions and post-trade functions. These services can be integrated for our clients on our state-of-the-art trading platform, Global Link. Our capabilities allow us to assist global asset managers in all phases of the investment decision-making process.

Forming strategic outsourcing partnerships with asset managers is another area that continues to offer opportunities for growth. We have the depth and breadth to provide asset managers with virtually any service they need. And we can customize our offerings to focus on servicing a single area in-depth … a bundled series of functions … or the whole gamut of services that are necessary to run the investment operations side of our clients’ business. Our wide-reaching experience means we can run operations functions more efficiently and, most often, more cost-effectively than the asset managers could themselves.

In 2002, J. & W. Seligman & Co., a New-York-based investment manager, selected us as their outsourcing operations partner. We had formerly provided Seligman with fund accounting, fund administration, and custody services. Now we also handle trade support and settlement, portfolio record keeping, custodian communications for settlements, and systems network and applications support. Through this type of arrangement, partners like Seligman gain access to State Street’s enterprise technologies, fully integrated solutions, and servicing efficiencies. In addition, they benefit from greater cost control and the ability to focus on their core competency of money management.

We are also strategically expanding the scope of our integrated suite of services by focusing on growing markets. In 2002, we expanded our range of services for investment managers who serve the high-net-worth market. This market totals about $26 billion in assets, with strong growth projected for the coming years. State Street’s full range of services, from managed account servicing to account aggregation, allows wealth managers to expand their service offerings to high-net-worth clients, while also freeing them to focus on relationship development and money management. With our recent acquisition of International Fund Services, we also introduced a full line of services for alternative investments such as hedge funds. Hedge funds currently have about $600 billion in assets under management with double-digit growth projected for the coming years. In these challenging times, we believe our risk-controlled investment strategies, particularly enhanced indexing, also offer outstanding opportunities for growth.

How will the acquisition of Deutsche bank’s global securities services fit in with State Street’s strategy?

The acquisition of a substantial part of Deutche Bank’s Global Securities Services business supports our strategy to expand State Street’s scope and scale as the premier partner serving the needs of sophisticated global investors, particularly in the growing European market. No other company will be able to match the range and quality of services we can offer globally. In Europe, where collective investments and pensions are growing at faster rates than in the United States, State Street is now a big, local player, with more than double the amount of assets we service. We believe the acquisition also offers a unique opportunity to generate long-term value for our clients, stockholders, and employees.

State Street Corporation | 49

State Street has acquired most of Deutsche Bank’s global securities services business, including the bank’s global custody, fund administration services, Depotbank services, securities lending, performance measurement and benefit payment businesses worldwide, as well as domestic custody and securities clearing in the United States and the United Kingdom. Our ten-year contract to provide additional services to Deutsche Asset Management, the largest asset manager in continental Europe, also provides a significant revenue stream for State Street. These are all businesses we know well, which gives us confidence that the integration will proceed smoothly, yielding potentially significant benefits in terms of cost savings, economies of scale, expanded product capabilities, and cross selling opportunities.

What differentiates State Street from its competitors?

State Street has a competitive advantage in servicing the specialized needs of large, sophisticated global investors. None of our competitors has the ability to integrate products and services the way we do or the experience in doing it globally. No one else can match our scope and scale. Our size and industry commitment mean we can maintain the necessary investment in people, technology, and operations to grow and compete.

Our goal, however, is not to be the biggest financial services provider, but the best. We believe our success depends largely on our deep commitment and long-standing relationships with our clients. Our client focus helps us operate as a trusted partner, seamlessly integrating people and systems while also developing new products and strategies to help our clients build their businesses. Our modular offerings allow us to tailor outsourcing solutions to each client’s unique requirements. Our clients tell us that because we focus exclusively on serving their specialized needs we understand their business requirements and challenges better than any of our competitors. We believe State Street is uniquely positioned with the breadth of services, global experience, technology, and vision to help our clients succeed in all market conditions.

General Electric

In 1988, GE began to manage money for other companies, in addition to managing the assets of its own pension plan. GE wanted assistance with its back-office investment management operations. State Street responded with a technology integration plan and a complete analysis of GE’s investment support operation. Today, State Street values over 400 portfolios for GE each day, provides daily performance measurement and analysis, reconciles with more than 20 custodians and provides GE with a single master book of records.

AP2 — Sweden’s Second National Pension Fund

The Second Swedish National Pension Fund (AP2) is one of four buffer funds created as part of the May 2000 reorganization of Sweden’s national pension system.

Its aim is to ensure that pension assets are invested to generate a maximum long-term return at a minimum risk.

In June of 2002 — building on its existing relationship with State Street Global Advisors — AP2 appointed State Street to provide custody and fund accounting, in addition to investment management services.

State Street was chosen because of our global scale and expertise, and our ability to provide AP2 with a bundled suite of customized investment services. Because State Street is the world’s leading provider of fund accounting services, we have the experience and technology to service the sophisticated needs of multi-national pension funds.

50 | State Street Corporation

I T E M  7 A . Quantitative and Qualitative Disclosures About Market Risk

Information concerning quantitative and qualitative disclosures about market risk appears in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Risk Management.”

I T E M  8 . Financial Statements and Supplementary Data

Further discussion of restrictions on transfer of funds from State Street Bank to the Registrant is included in Part I, Item 1, “Business” under the caption “Dividends,” and the Distribution of Average Assets, Liabilities, Stockholders’ Equity; Interest Rates and Interest Differential is included in Part I, Item 1, “Business” under the caption “Selected Statistical Information.”

Report of Independent Auditors

The Stockholders and Board of Directors

State Street Corporation

We have audited the accompanying consolidated statement of condition of State Street Corporation as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of State Street Corporation at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the financial statements, in 2002 State Street Corporation changed its method of accounting for goodwill and other intangibles.

/s/ Ernst & Young LLP

Boston, Massachusetts

January 10, 2003,
except for Note 25, as to which the date is
January 31, 2003

State Street Corporation | 51

Consolidated Financial Statements

Consolidated Statement of Income

(Dollars in millions, except per share data)
Years ended December 31,	2002	2001	2000
F e e R e v e n u e :
Servicing fees	$1,716	$1,648	$1,447
Management fees	526	516	584
Foreign exchange trading	300	368	387
Brokerage fees	124	89	95
Processing fees and other	184	148	177

Total Fee Revenue	2,850	2,769	2,690
N e t I n t e r e s t R e v e n u e :
Interest revenue	1,974	2,855	3,256
Interest expense	995	1,830	2,362

Net interest revenue	979	1,025	894
Provision for loan losses	4	10	9

Net interest revenue after provision for loan losses	975	1,015	885
Gains on sales of available-for-sale investment
securities, net	76	43	2
Gain on sale of corporate trust business, net of exit and
other associated costs	495

Total Revenue	4,396	3,827	3,577
O p e r a t i n g E x p e n s e s :
Salaries and employee benefits	1,670	1,663	1,524
Information systems and communications	373	365	305
Transaction processing services	246	247	268
Occupancy	246	229	201
Other	306	393	373

Total operating expenses	2,841	2,897	2,671

Income before income taxes	1,555	930	906
Income taxes	540	302	311

Net Income	$1,015	$628	$595

E a r n i n g s Pe r S h a r e
Basic	$3.14	$1.94	$1.85
Diluted	3.10	1.90	1.81
A v e r a g e S h a r e s O u t s t a n d i n g ( i n t h o u s a n d s )
Basic	323,520	325,030	321,678
Diluted	327,477	330,492	328,088

The accompanying notes are an integral part of these financial statements.

52 | State Street Corporation

Consolidated Statement of Condition

(Dollars in millions) As of December 31,	2002	2001
A s s e t s
Cash and due from banks	$1,361	$1,651
Interest-bearing deposits with banks	28,143	20,317
Securities purchased under resale agreements and securities
borrowed	17,215	16,680
Trading account assets	984	994
Investment securities (including securities pledged of
$10,335 and $9,006)	28,071	20,781
Loans (less allowance of $61 and $58)	4,113	5,283
Premises and equipment	887	829
Accrued income receivable	823	880
Goodwill	462	470
Other intangible assets	127	142
Other assets	3,608	1,823

Total Assets	$85,794	$69,850

L i a b i l i t i e s
Deposits:
Noninterest-bearing	$7,279	$9,390
Interest-bearing — U.S.	9,005	2,753
Interest-bearing — Non-U.S.	29,184	26,416

Total deposits	45,468	38,559
Securities sold under repurchase agreements	21,963	19,006
Federal funds purchased	3,895	3,315
Other short-term borrowings	3,440	1,012
Accrued taxes and other expenses	1,967	1,582
Other liabilities	3,004	1,314
Long-term debt	1,270	1,217

Total Liabilities	81,007	66,005
S t o c k h o l d e r s ’ E q u i t y
Preferred stock, no par: authorized 3,500,000; issued none
Common stock, $1 par: authorized 500,000,000; issued
329,992,000 and 329,999,000	330	330
Surplus	104	110
Retained earnings	4,472	3,612
Accumulated other comprehensive income	106	70
Treasury stock, at cost (5,065,000 and 6,329,000 shares)	(225)	(277)

Total Stockholders’ Equity	4,787	3,845

Total Liabilities and Stockholders’ Equity	$85,794	$69,850

The accompanying notes are an integral part of these financial statements.

State Street Corporation | 53

Consolidated Statement of Changes in Stockholders’ Equity

	Common Stock				Accumulated	Treasury Stock
					Other
(Dollars in millions, except per				Retained	Comprehensive
share data, shares in thousands)	Shares	Amount	Surplus	Earnings	Income (Loss)	Shares	Amount	Total
B a l a n c e a t D e c e m b e r 3 1 , 1 9 9 9	167,225	$167	$55	$2,795	$(57)	7,635	$(308)	$2,652
Comprehensive Income:
Net income				595				595
Change in net unrealized gains/losses on available-for-sale
securities, net of related taxes of $48					66			66
Foreign currency translation, net of related taxes of $(4)					(10)			(10)

Total comprehensive income				595	56			651
Cash dividends declared —$.345 per share				(112)				(112)
Common Stock issued pursuant to:
Stock awards and options exercised, including
tax benefit of $61	(6)		29			(2,547)	125	154
Debt conversion			(15)			(400)	16	1
Common Stock acquired						820	(84)	(84)

B a l a n c e a t D e c e m b e r 3 1 , 2 0 0 0	167,219	167	69	3,278	(1)	5,508	(251)	3,262
Comprehensive Income:
Net income				628				628
Change in net unrealized gains/losses on available-for-sale
securities, net of related taxes of $55					77			77
Foreign currency translation, net of related taxes of $(4)					(7)			(7)
Change in unrealized gains/losses on cash flow hedges					1			1

Total comprehensive income				628	71			699
Cash dividends declared —$.405 per share				(131)				(131)
2-for-1 stock split in the form of a 100% stock dividend	162,785	163		(163)		139
Common Stock issued pursuant to:
Acquisitions			43			(2,490)	139	182
Stock awards and options exercised, including
tax benefit of $20	(5)		6			(1,802)	78	84
Debt conversion			(8)			(286)	9	1
Common Stock acquired						5,260	(252)	(252)

B a l a n c e a t D e c e m b e r 3 1 , 2 0 0 1	329,999	330	110	3,612	70	6,329	(277)	3,845
Comprehensive Income:
Net income				1,015				1,015
Change in net unrealized gains/losses on available-for-sale
securities, net of related taxes of $3					4			4
Foreign currency translation, net of related taxes of $25					46			46
Change in unrealized gains/losses on cash flow hedges, net
of related taxes of $(10)					(14)			(14)

Total comprehensive income				1,015	36			1,051
Cash dividends declared —$.48 per share				(155)				(155)
Common Stock issued pursuant to:
Stock awards and options exercised, including
tax benefit of $23	(7)		4			(2,657)	117	121
Debt conversion			(10)			(243)	10
Common Stock acquired						1,636	(75)	(75)

B a l a n c e a t D e c e m b e r 3 1 , 2 0 0 2	329,992	$330	$104	$4,472	$106	5,065	$(225)	$4,787

The accompanying notes are an integral part of these financial statements.

54 | State Street Corporation

Consolidated Statement of Cash Flows

(Dollars in millions) Years ended December 31,	2002	2001	2000
O p e r a t i n g A c t i v i t i e s
Net income	$1,015	$628	$595
Non-cash charges for depreciation, amortization,
provision for loan losses and deferred income taxes	692	398	383
Gain on sale of corporate trust business	(495)
Securities (gains) losses, net	(76)	(43)	(2)
Change in trading account assets, net	(80)	(52)	(218)
Other, net	(54)	(344)	(32)

Net Cash Provided by Operating Activities	1,002	587	726
I n v e s t i n g A c t i v i t i e s
Payments for purchases of:
Available-for-sale securities	(32,954)	(19,160)	(5,688)
Held-to-maturity securities	(1,143)	(4,246)	(987)
Lease financing assets		(850)	(989)
Premises and equipment	(272)	(276)	(247)
Equity investments and other long-term assets	(36)	(118)	(86)
Business acquisitions, net of cash acquired	(80)	(176)
Proceeds from:
Maturities of available-for-sale securities	18,665	7,758	5,351
Maturities of held-to-maturity securities	1,038	4,126	933
Sales of available-for-sale securities	7,220	4,758	1,464
Principal collected from lease financing	6	10	37
Sale of corporate trust business, net	642
Net (payments for) proceeds from:
Interest-bearing deposits with banks	(7,826)	978	(4,393)
Federal funds sold, resale agreements and
securities borrowed	(535)	5,104	(3,856)
Loans	1,251	221	(724)

Net Cash Used by Investing Activities	(14,024)	(1,871)	(9,185)
F i n a n c i n g A c t i v i t i e s
Proceeds from issuance of:
Treasury stock	98	64	89
Non-recourse debt for lease financing		670	821
Long-term debt			300
Payments for:
Non-recourse debt for lease financing	(23)	(53)	(45)
Long-term debt	(2)	(2)	(1)
Cash dividends	(149)	(127)	(106)
Purchase of common stock	(75)	(252)	(84)
Net proceeds from:
Deposits	6,918	622	3,792
Short-term borrowings	5,965	395	2,381

Net Cash Provided by Financing Activities	12,732	1,317	7,147

Net (Decrease) Increase	(290)	33	(1,312)
Cash and due from banks at beginning of year	1,651	1,618	2,930

Cash and Due from Banks at End of Year	$1,361	$1,651	$1,618

The accompanying notes are an integral part of these financial statements.

State Street Corporation | 55

Notes to the Consolidated Financial Statements

Note 1

Summary of Significant Accounting Policies

State Street Corporation (“State Street” or the “Corporation”) is a financial holding company that provides custody, accounting, daily pricing and administration; master trust and master custody; investment management; trusteeship and recordkeeping; foreign exchange; securities lending; cash management; trading; and information services to clients worldwide. State Street reports two lines of business. Investment Servicing includes custody, accounting, daily pricing and administration; master trust and master custody; trustee and recordkeeping; foreign exchange and trading services; securities lending; deposit and short-term investment facilities; lease financing; investment manager operations outsourcing; and performance, risk and compliance analytics to support institutional investors. Investment Management offers a broad array of services for managing financial assets, including investment management and investment research for both institutions and individual investors worldwide. These services include active and passive U.S. and non-U.S. equity and fixed income strategies, and other related services, such as securities lending.

The accounting and reporting policies of State Street and its subsidiaries conform to accounting principles generally accepted in the United States. Significant policies are summarized below.

B a s i s  o f  P r e s e n t a t i o n

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

For the Consolidated Statement of Cash Flows, State Street has defined cash equivalents as those amounts included in the Consolidated Statement of Condition caption, “Cash and due from banks.” Interest paid in 2002, 2001 and 2000 was $1.0 billion, $1.9 billion and $2.3 billion, respectively. Taxes paid in 2002, 2001 and 2000 were $134 million, $84 million and $132 million, respectively.

R e v e n u e  R e c o g n i t i o n

Revenue from investment servicing, management, foreign exchange trading, brokerage and processing are recognized when earned based on contractual terms and are accrued based on estimates, or are recognized as transactions occur or services are provided. Revenue on interest-earning assets is recognized based on the effective yield of the financial instrument.

R e s a l e  a n d  R e p u r c h a s e  A g r e e m e n t s ;  S e c u r i t i e s  B o r r o w e d

State Street purchases U.S. Treasury and federal agency securities (“U.S. government securities”) under agreements to resell the securities. These purchases are recorded as securities purchased under resale agreements, an asset in the Consolidated Statement of Condition. These purchases have been reduced by offsetting balances with the same counterparty where a master netting agreement exists. State Street can use these securities as collateral for repurchase agreements. State Street’s policy is to take possession or control of the security underlying the resale agreement, allowing borrowers the right of collateral substitution and/or

56 | State Street Corporation

short-notice termination. The securities are revalued daily to determine if additional collateral is necessary from the borrower. State Street enters into sales of U.S. government securities under repurchase agreements, which are treated as financings, and the obligations to repurchase such securities sold are reflected as a liability in the Consolidated Statement of Condition. The dollar amount of U.S. government securities underlying the repurchase agreements remains in investment securities.

Securities borrowed are recorded at the amount of cash collateral deposited with the lender. State Street monitors its market exposure daily with respect to securities borrowed transactions. As necessary, State Street requests that excess securities be returned or that additional securities be provided as needed.

S e c u r i t i e s

Debt securities are held in both the investment and trading account portfolios. Debt and marketable equity securities that are classified as available for sale are reported at fair value, and the after-tax net unrealized gains and losses are reported in accumulated other comprehensive income (loss), a component of stockholders’ equity. Securities classified as held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts. Gains or losses on sales of available-for-sale securities are computed based on identified costs. Trading account assets are held in anticipation of short-term market movements and for resale to clients. Trading account assets are carried at fair value with unrealized gains and losses reported in processing fees and other revenue.

L o a n s  a n d  L e a s e  F i n a n c i n g

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

A l l o w a n c e  f o r  L o a n  L o s s e s

The adequacy of the allowance for loan losses is evaluated on a regular basis by management. Factors considered in evaluating the adequacy of the allowance include previous loss experience, current economic conditions and adverse situations that may affect the borrowers’ ability to repay, timing of future payments, estimated value of the underlying collateral and the performance of individual credits in relation to contract terms, and other relevant factors. The provision for loan losses charged to earnings is based upon management’s judgment of the amount necessary to maintain the allowance at a level adequate to absorb probable losses.

P r e m i s e s  a n d  E q u i p m e n t

Buildings, leasehold improvements, computers, software and other equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization charged to operating expenses are computed using the straight-line method over the estimated useful life of the related asset or the remaining term of the lease.

State Street’s policy is to capitalize costs relating to internal-use software development projects that provide significant functionality enhancements. State Street considers projects for capitalization that are expected to yield long-term operational benefits, such as applications that result in operational efficiencies and/or incremental revenue streams. Software customization costs relating to specific client enhancements are expensed as incurred.

State Street Corporation | 57

C u r r e n c y  T r a n s l a t i o n

The assets and liabilities of non-U.S. operations are translated at month-end exchange rates, and revenue and expenses are translated at average monthly exchange rates. Gains or losses from the translation of the net assets of non-U.S. subsidiaries and branches, net of related taxes, are reported in accumulated other comprehensive income (loss).

D e r i v a t i v e  F i n a n c i a l  I n s t r u m e n t s

State Street adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, on January 1, 2001. In accordance with SFAS No. 133, State Street records derivative instruments at fair value in the Consolidated Statement of Condition. The change in fair value of the Corporation’s derivative instruments is recorded currently in earnings, except for certain interest rate swap agreements that are accounted for as cash flow or fair value hedges. The Corporation has determined that the interest rate swaps accounted for as cash flow constitute a fully effective hedge, and as such, changes in fair value of these agreements, net of tax, are reported in accumulated other comprehensive income (loss). For interest rate swaps designated as fair value hedges, the change in fair value of the derivative instrument, as well as the hedged item, are reported in earnings in the current period in processing fees and other revenue.

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

I n c o m e  T a x e s

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

S t o c k  S p l i t

Earnings per share, dividends per share and average shares outstanding have been restated for periods prior to the stock split distributed on May 30, 2001, to stockholders of record on April 30, 2001. The par value of additional shares was capitalized by a transfer from retained earnings to common stock.

58 | State Street Corporation

I m p a c t  o f  O t h e r  R e c e n t  A c c o u n t i n g  A n n o u n c e m e n t s

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others.” Disclosures related to this interpretation are effective for 2002 annual reports, and the accounting requirements are effective January 1, 2003, and require all guarantees and indemnifications within its scope to be recorded at fair value as liabilities, and the maximum possible loss to the Corporation under these guarantees and indemnifications to be disclosed. State Street has indemnifications made to securities lending clients, certain investment guarantee products, credit enhancements and liquidity facilities, and parent company guarantees of subsidiary’s obligations that fall within the scope of this Interpretation. Each of these guarantees, except the parent company guarantees, are collateralized to some extent, which reduces loss exposure to the Corporation. The liabilities associated with these products upon adoption are not expected to be material to the Corporation.

On December 31, 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 requires certain disclosures related to stock-based compensation plans of the Corporation. At December 31, 2002, State Street had three stock-based employee compensation plans, which are described in Note 10. The Corporation has applied the recognition and measurement provisions of APB 25 and related interpretations in accounting for those plans. No stock-based employee compensation expense is reflected in net income in 2002, 2001 or 2000, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2003, the Corporation adopted, prospectively, the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” to all new awards granted to employees after January 1, 2003. Awards under the Corporation’s plans vest over periods ranging from two to five years. Therefore, the expense related to stock-based employee compensation included in the determination of net income for 2003 will be less than that which would have been recognized if the fair value method had been applied to all awards since the original effective date of SFAS 123. The following table illustrates the effect on net income and earnings per share if the fair value method had been applied to all outstanding and unvested awards in each period.

(Dollars in millions, except per share data)
Years Ended December 31,	2002	2001	2000
Net income, as reported	$1,015	$628	$595
Add: Stock-based employee compensation expense included
in reported net income, net of related tax effects	—	—	—
Deduct: Total stock-based employee compensation expense
determined under fair value method for all awards, net of
related tax effects	(49)	(43)	(36)

Pro forma net income	$966	$585	$559

Earnings per share:
Basic — as reported	$3.14	$1.94	$1.85
Basic — pro forma	2.99	1.81	1.75
Diluted — as reported	$3.10	$1.90	$1.81
Diluted — pro forma	2.95	1.77	1.71

On January 17, 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” State Street sells and distributes securities for one type of variable interest entity (“VIE”) that is currently not included in the consolidated financial statements of State Street. Assuming no changes to the current structure of these VIEs, State Street will be required to consolidate them in its Consolidated Statement of Condition under this new accounting guidance. These VIEs, which State Street administers, issue asset-backed commercial paper (“ABCP”) that is rated P-1 by Moody’s Investors Service and/or A-1 or better by Standard & Poor’s. State Street provided these VIEs with administrative support, as well as with liquidity and credit enhancement facilities in the

State Street Corporation | 59

forms of liquidity asset purchase agreements and lines of credit totaling $10.0 billion and standby letters of credit totaling $590 million at December 31, 2002. This ABCP program had total commercial paper outstanding of $10.3 billion at December 31, 2002. An asset-specific credit enhancement, in the form of over-collateralization or otherwise, from non-State Street transferors, is subordinate to the Corporation’s liquidity and credit enhancement exposure. Potential losses from these VIEs are not expected to materially affect the results of operations of the Corporation; however, consolidation of these VIEs would cause the Corporation and State Street Bank to reduce the size of their balance sheets to maintain their regulatory Tier 1 leverage ratio requirements.

Note 2

Divestiture, Acquisitions and Joint Venture

On December 31, 2002, State Street completed the sale of its corporate trust business to U.S. Bank, N.A., the lead bank of U.S. Bancorp. The corporate trust business consisted of $689 billion in bonds under trusteeship, $187 billion in assets under custody and $2.3 billion in client deposits. The bonds under trusteeship transferred to U.S. Bancorp on December 31, 2002. The assets under custody and deposits are expected to transfer in early 2003.

The premium received on the sale was $725 million, $75 million of which was placed in escrow pending the successful transition of the business. Escrow payments, if made, will be paid on the 12-month and 18-month anniversaries of the closing. Exit costs associated with the sale totaled approximately $118 million and consisted of the write-off of goodwill and intangibles of $87 million, provisions for excess space of $13 million, transaction costs of $11 million and employee retention and other costs of $7 million. Other associated costs of the transaction totaled approximately $37 million, and included incentive compensation for general corporate use of $25 million, the write-off of fixed assets, termination of contracts and other costs. The after-tax gain, net of exit and other associated costs, totaled approximately $296 million, or $0.90 in diluted earnings per share, and was recorded in the fourth quarter of 2002.

In July 2002, State Street completed the cash purchase of International Fund Services (“IFS”), a leading provider of fund accounting and administration as well as securities trade support and operational services for hedge funds, for $80 million. As one of the largest providers of hedge funds services, IFS services over 100 large asset management firms and private equity fund managers, representing more than 350 funds globally. IFS is headquartered in New York City, and has operations centers in New York City and Dublin, Ireland with approximately 500 employees. In connection with this transaction, an additional payment may be paid based upon certain future performance measures.

In October 2001, State Street completed the cash purchase of the passive equity business of Gartmore Investment Management plc (“Gartmore”) in the United Kingdom. Gartmore’s passive equity business had $25 billion of assets under management as of the date of purchase. Under the terms of the agreement, SSgA hired the Gartmore team that manages, services and administers the passive equity business.

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

In April 2000, State Street and Citigroup completed the formation of CitiStreet LLC, a 50/50 joint venture designed to service employee benefit programs, accounted for using the equity method. State Street’s contribution to the

60 | State Street Corporation

joint venture consisted of its retirement investment and total benefits outsourcing services, including the transfer of assets with a book value of approximately $50 million.

The pro forma results of operations adjusted to include the acquisitions of IFS, Gartmore, DPS and Bel Air for prior periods are not presented, as the pro forma results would not have been materially different from the reported results.

Note 3

Investment Securities

Available-for-sale and held-to-maturity securities consisted of the following at December 31:

				2002				2001

	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
(Dollars in millions)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
A v a i l a b l e f o r s a l e :
U.S. Treasury and federal agencies	$15,665	$97	$2	$15,760	$10,157	$94	$3	$10,248
State and political subdivisions	1,992	35	9	2,018	1,444	20	1	1,463
Asset-backed securities	4,205	88	17	4,276	3,592	58	12	3,638
Collateralized mortgage obligations	546	3	1	548	789	7	1	795
Other debt investments	695	8		703	568	5	1	572
Money market mutual funds	3,057			3,057	2,518			2,518
Other equity securities	197		31	166	106		2	104

Total	$26,357	$231	$60	$26,528	$19,174	$184	$20	$19,338

H e l d t o m a t u r i t y :
U.S. Treasury and federal agencies	$1,327	$13		$1,340	$1,296	$13	$1	$1,308
Other investments	216			216	147			147

Total	$1,543	$13		$1,556	$1,443	$13	$1	$1,455

Securities carried at $10.3 billion and $9.0 billion at December 31, 2002 and 2001, respectively, were designated as pledged securities for public and trust deposits, borrowed funds and for other purposes as provided by law.

During 2002, there were gross gains of $80 million and gross losses of $4 million realized on the sales of available-for-sale securities. During 2001, there were gross gains of $43 million and gross losses of less than $1 million realized on the sales of available-for-sale securities. During 2000, there were gross gains of $3 million and gross losses of $1 million realized on the sale of available-for-sale securities.

The maturities of debt investment securities at December 31, 2002, were as follows:

	Years

(Dollars in millions)	Under 1	1 to 5	6 to 10	Over 10
A v a i l a b l e f o r s a l e :
Amortized cost	$7,371	$12,354	$1,803	$1,575
Fair value	7,388	12,504	1,828	1,585
H e l d t o m a t u r i t y :
Amortized cost	$894	$649
Fair value	902	654

The maturity of asset-backed securities is based upon the expected principal payments.

State Street Corporation 61

Note 4

Loans

The loan portfolio consisted of the following at December 31:

(Dollars in millions)	2002	2001
C o m m e r c i a l a n d f i n a n c i a l :
U.S.	$1,578	$2,479
Non-U.S.	474	810
L e a s e f i n a n c i n g :
U.S.	403	413
Non-U.S.	1,719	1,639

Total loans	4,174	5,341
Less allowance for loan losses	(61)	(58)

N e t l o a n s	$4,113	$5,283

Securities settlement advances and overdrafts included in the table above were $1.0 billion and $2.0 billion at December 31, 2002 and 2001, respectively.

Changes in the allowance for loan losses for the years ended December 31, were as follows:

(Dollars in millions)	2002	2001	2000
Balance at beginning of year	$58	$57	$48
Provision for loan losses	4	10	9
Loan charge-offs	(3)	(9)	(1)
Recoveries	3		1
Removed upon sale	(1)

Balance at end of year	$61	$58	$57

62 | State Street Corporation

Note 5

Premises and Equipment

Premises and equipment consisted of the following at December 31:

(Dollars in millions)	2002	2001
Buildings and land	$407	$337
Leasehold improvements	289	258
Computers and related equipment	851	757
Software	534	420
Other equipment	257	274

	2,338	2,046
Accumulated depreciation and amortization	(1,451)	(1,217)

Total premises and equipment	$887	$829

Depreciation expense for the years ended December 31, 2002, 2001 and 2000 was $239 million, $211 million and $182 million, respectively.

State Street has entered into non-cancelable operating leases for premises and equipment. At December 31, 2002, future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more totaled $2.4 billion. This consisted of $191 million, $218 million, $197 million, $190 million and $188 million for the years 2003 to 2007, respectively, and $1.5 billion thereafter. The minimum rental commitments have been reduced by sublease rental commitments of $32 million. Nearly all leases include renewal options.

Total rental expense amounted to $165 million, $152 million and $111 million in 2002, 2001 and 2000, respectively. Rental expense has been reduced by sublease revenue of $9 million, $6 million and $2 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Note 6

Goodwill and Other Intangible Assets

The following pro forma table adjusts reported net income and earnings per share for the years ended December 31, to exclude amortization of goodwill:

(Dollars in millions, except per share data)
Years ended December 31,	2002	2001	2000
Reported net income	$1,015	$628	$595
Add back: goodwill amortization, after tax		26	11

Adjusted net income	$1,015	$654	$606

B a s i c e a r n i n g s p e r s h a r e :
Reported net income	$3.14	$1.94	$1.85
Goodwill amortization, after tax		.07	.04

Adjusted basic earnings per share	$3.14	$2.01	$1.89

D i l u t e d e a r n i n g s p e r s h a r e :
Reported net income	$3.10	$1.90	$1.81
Goodwill amortization, after tax		.08	.04

Adjusted diluted earnings per share	$3.10	$1.98	$1.85

State Street Corporation | 63

The changes in the carrying amount of goodwill for the years ended December 31, are as follows:

	Investment	Investment
(Dollars in millions)	Servicing	Management	Total

B a l a n c e a t D e c e m b e r 3 1 , 2 0 0 0	$248	$4	$252
Goodwill acquired	10	225	235
Purchase price and translation adjustments	26	5	31
Removed upon sale(1)	(7)	(3)	(10)
Amortization	(17)	(21)	(38)

B a l a n c e a t D e c e m b e r 3 1 , 2 0 0 1	260	210	470
Goodwill acquired	42		42
Purchase price and translation adjustments	15		15
Removed upon sale(2)	(65)		(65)

B a l a n c e a t D e c e m b e r 3 1 , 2 0 0 2	$252	$210	$462

(1)	In 2001, State Street completed the sale of a non-strategic business.
(2)	In December 2002, State Street completed the sale of its corporate trust business and wrote-off the related goodwill. See Note 2 for further details.
The gross carrying amount and accumulated amortization of other intangible assets as of December 31, is as follows:
			2002			2001

			Net	Gross		Net
	Gross Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(Dollars in millions)	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer lists(1)	$135	$11	$124	$118	$(3)	$115
Bond servicing rights(2)				62	(36)	26
Software and other	4	1	3	3	(2)	1

Total	$139	$12	$127	$183	$(41)	$142

(1)	Approximately $10 million of customer list intangibles with an amortization period of 15 years were recorded in July 2002 related to the acquisition of IFS. See Note 2 for further details.
(2)	In December 2002, State Street completed the sale of its corporate trust business and wrote-off all bond servicing rights. See Note 2 for further details.
Amortization expense related to other intangible assets was $13 million and $7 million for the years ended December 31, 2002 and 2001, respectively. State Street expects to amortize approximately $9 million per year through the year 2007 related to intangible assets currently held.

64 | State Street Corporation

Note 7

Securities Sold Under Repurchase Agreements

Securities sold under repurchase agreements at December 31, 2002, were composed of the following:

Collateralized with securities purchased under resale agreements and securities
borrowed	$17,551
Collateralized with available-for-sale investment securities	4,412

Total	$21,963

State Street enters into sales of certain U.S. government securities under repurchase agreements that are treated as financings, and the obligations to repurchase such securities sold are reflected as a liability in the Consolidated Statement of Condition. U.S. government securities of $4.5 billion underlying the repurchase agreements remained in available-for-sale investment securities.

Information on these U.S. government securities, and the related repurchase agreements including accrued interest, is shown in the following table. This table excludes repurchase agreements that are secured by securities purchased under resale agreements and securities borrowed.

Information at December 31, 2002, was as follows:

	U.S. Government Securities Sold		Repurchase Agreements

	Amortized		Amortized
(Dollars in millions)	Cost	Fair Value	Cost	Rate
M a t u r i t y o f r e p u r c h a s e a g r e e m e n t s :
Overnight	$4,397	$4,432	$4,363	1.01%
2 to 30 days	52	52	49	0.52

Total	$4,449	$4,484	$4,412	1.01

There were no repurchase agreements with a maturity of greater than 30 days.

Note 8

Deposits, Short-term Borrowings and Notes Payable

At December 31, 2002, State Street had $7.5 billion of time deposits outstanding. Substantially all time deposits are in amounts of $100,000 or more. Deposits with remaining maturities of more than one year at December 31, 2002, were $30 million.

Short-term borrowings include federal funds purchased, securities sold under repurchase agreements and other short-term borrowings, including commercial paper. Collectively, short-term borrowings had weighted-average interest rates of 1.53% and 3.63% for the years ended December 31, 2002 and 2001, respectively.

State Street can issue commercial paper with an aggregate limit of $1.0 billion and with original maturities of up to 270 days from the date of issue. State Street Bank can issue bank notes with an aggregate limit of $750 million and with original maturities ranging from 14 days to five years. At December 31, 2002 and 2001, there were $998 million and $499 million in commercial paper outstanding, respectively, and no notes payable outstanding for either year end.

State Street Corporation | 65

Note 9

Long-Term Debt

Long-term debt consisted of the following at December 31:

(Dollars in millions)	2002	2001
C a p i t a l S e c u r i t i e s :

8.035% Capital Securities B due 2027	$329	$300
7.94% Capital Securities A due 2026	217	200
Floating Rate Capital Trust I due 2028	150	150
7.65% Subordinated notes due 2010	309	300
7.35% Notes due 2026	150	150
5.95% Notes due 2003	100	100
9.50% Mortgage note due 2009	15	16
7.75% Convertible subordinated debentures due 2008	—	1

Total long-term debt	$1,270	$1,217

In August 2002, State Street filed a universal shelf registration statement for the offering and sale of up to $1.5 billion of unsecured debt securities, capital securities, common stock, depositary shares and preferred stock, and warrants to purchase such securities, including any shares into which the preferred stock or depositary shares may be convertible, or any combination thereof. At December 31, 2002, the entire amount of the shelf registration was available for issuance. Subsequent to December 31, 2002, State Street issued floating rate, medium-term capital securities, shares of common stock and forward purchase contracts for common stock (SPACESSM). See Note 25 Subsequent Events for further detail.

State Street has established three statutory business trusts, which collectively issued $650 million of cumulative semi-annual income and quarterly income preferred securities (“capital securities”). These securities qualify as Tier 1 capital under federal regulatory guidelines. The proceeds of these issuances, along with proceeds of related issuances of common securities of the trusts, were invested in junior subordinated debentures (“debentures”) of State Street. The debentures are the sole assets of the trusts. State Street owns all of the common securities of the trusts.

Payments to be made by the trusts on the capital securities are dependent on payments that State Street has committed to make, particularly the payments to be made by State Street on the debentures. Compliance by State Street would have the effect of providing a full, irrevocable and unconditional guarantee of the trusts’ obligations under the capital securities.

Distributions on the capital securities are included in interest expense and are payable from interest payments received on the debentures and are due semi-annually for Capital Securities A and B and quarterly for Capital Trust I, subject to deferral for up to five years under certain conditions. The capital securities are subject to mandatory redemption in whole at the stated maturity upon repayment of the debentures, with an option to redeem the debentures at any time by State Street upon the occurrence of certain tax events or changes to tax treatment, investment company regulation or capital treatment changes; or at any time after March 15, 2007 for the Capital Securities B, after December 30, 2006, for the Capital Securities A and after May 15, 2008, for the Capital Trust I securities.

For Capital Securities A and B, redemptions are based on declining redemption prices according to the terms of the trust agreements. All redemptions are subject to federal regulatory approval.

66 | State Street Corporation

In connection with the sale of the floating rate capital securities issued by State Street Capital Trust I, State Street issued $150 million of floating rate junior subordinated deferrable interest debentures to State Street Capital Trust I due in May 2028. Subsequent to that issuance, two interest rate swaps were entered into in order to, in effect, modify the interest expense from a floating rate to a fixed rate of 6.58%.

The 7.65% subordinated notes due in 2010 qualify as Tier 2 capital under federal regulatory guidelines.

During 2002, State Street entered into various interest rate swap contracts to modify the interest expense on Capital Securities A and B and the 7.65% subordinated notes from a fixed rate to a floating rate. The swaps are accounted for as a fair value hedge, and at December 31, 2002, increased the reported value of long-term debt outstanding by $29 million, $17 million and $9 million for Capital Securities A and B and the 7.65% subordinated notes, respectively.

The 5.95% notes are unsecured obligations of State Street due September 15, 2003.

The 9.50% mortgage note was fully collateralized by property at December 31, 2002. The scheduled principal payments for the next five years are $2 million for each year 2003 through 2006 and $3 million for 2007.

The 7.75% debentures are convertible to common stock at a price of $1.4375 per share, subject to adjustment for certain events. The debentures are redeemable at par, at State Street’s option. During 2002 and 2001, debentures were converted into 243,000 and 286,000 shares of common stock, respectively. At December 31, 2002, 159,000 shares of common stock had been reserved for issuance upon conversion.

Note 10

Stockholders’ Equity

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

State Street’s Board of Directors has authorized the purchase of State Street common stock for use in employee benefit programs and for general corporate purposes. As of December 31, 2002, cumulative actual shares purchased under the authorized stock purchase program were 20,565,000. These shares were reflected as treasury stock in the Consolidated Statement of Condition at the time of purchase. Reflecting comparable post-split activity, the total number of shares authorized for purchase within this program is 43 million shares, and the cumulative shares acquired as of December 31, 2002, is 34.7 million. At December 31, 2002, 8.3 million shares remained available for purchase within the program.

Additionally, shares may be acquired for other deferred compensation plans, held by an external trustee, that are not part of the stock purchase program. As of December 31, 2002, cumulative shares purchased and held in trust were 422,000. These shares are reflected as treasury stock in the Consolidated Statement of Condition.

During 2002, 2001 and 2000, total common stock purchased by State Street and recorded as treasury stock was 1,636,000 shares, 5,260,000 shares and 820,000 shares, respectively, at an average historical cost per share of $46, $48 and $103, respectively.

State Street Corporation | 67

State Street has a 1997 Equity Incentive Plan (“the 1997 Plan”) with 46,800,000 shares of common stock approved for issuance for stock and stock-based awards, including stock options, restricted stock, deferred stock and performance awards. Other award types are available under the plan, but are not currently utilized. All stock awards and stock options are awarded at the fair market value of State Street common stock at the date of grant. At December 31, 2002, 13,913,000 shares were available for future awards under the 1997 Plan. State Street has stock options outstanding from previous plans under which no further grants can be made.

Stock options can expire no longer than ten years from the date of grant, and the exercise price of non-qualified and incentive stock options may not be less than the fair value of such shares at the date of grant. Information on stock option activity is provided in the Stock Options table.

State Street has a restricted stock program under the 1997 Plan whereby stock certificates are issued at the time of grant, and recipients have dividend and voting rights. In general, these grants vest over three years. Awards, net of cancellations, were 334,000, 292,000 and 598,000 for the years ended December 31, 2002, 2001 and 2000, respectively. At December 31, 2002, a total of 1,101,000 restricted shares have been awarded but have not vested under this program.

State Street currently has deferred stock award programs under the 1997 Plan whereby no stock is issued at the time of grant. These grants vest over various time periods. Awards, net of cancellations, were 244,000, 528,000 and 385,000 for the years ended December 31, 2002, 2001 and 2000, respectively. At December 31, 2002, 1,124,000 awards were outstanding under these programs.

Performance awards granted under the 1997 Plan are earned over a performance period based on achievement of goals. Payment for performance awards is made in cash equal to the fair market value of State Street’s common stock after the conclusion of each performance period. There are currently 746,000 award units outstanding for the two-year performance period ending December 31, 2002. A total of 854,000 were granted and paid out for the two-year performance period ended December 31, 2000.

In addition to the deferred stock award programs above, State Street maintains one other deferred stock plan outside the 1997 Plan. Awards covering a total of 1,200,000 shares were originally granted in 1996. At December 31, 2002, awards covering a total of 986,000 were outstanding.

In June 2001, State Street’s Board of Directors approved a savings-related stock purchase plan for employees resident in the United Kingdom that is not part of the 1997 Plan. A total of 170,000 shares of common stock were approved for issuance under this plan. These awards vest in three to five years. Awards, net of cancellations, were 24,000 and 124,000 for the years ended December 31, 2002 and 2001, respectively. At December 31, 2002, 148,000 awards were outstanding under this program. Shares will be issued from treasury stock in 2004 through 2007 in accordance with plan provisions.

Compensation related to restricted stock awards, deferred stock awards and performance awards was $36 million, $42 million and $64 million for the years ended December 31, 2002, 2001 and 2000, respectively.

68 | State Street Corporation

S t o c k  O p t i o n s

Options outstanding and activity for the years ended December 31 consisted of the following:

		Weighted
(Total dollars in millions, except per	Option Price	Average
share data; shares in thousands)	Per Share	Option Price	Shares	Total

December 31, 1999	$1.40 – 42.58	$25.06	17,864	$448
Granted	33.65 – 60.74	55.56	5,194	288
Exercised	1.40 – 40.51	15.05	(4,450)	(67)
Canceled	8.12 – 59.39	35.17	(576)	(20)

December 31, 2000	1.40 – 60.74	36.00	18,032	649
Granted	39.56 – 52.57	44.41	5,568	247
Exercised	1.75 – 40.52	21.22	(1,595)	(34)
Canceled	8.12 – 60.74	49.84	(245)	(12)

December 31, 2001	1.40 – 60.74	39.07	21,760	850
Granted	38.85 – 55.84	41.24	7,148	294
Exercised	1.40 – 53.05	28.15	(2,072)	(58)
Canceled	8.12 – 60.74	46.69	(522)	(24)

December 31, 2002	1.40 – 60.74	40.35	26,314	$1,062

The following table summarizes the weighted average remaining contractual life of stock options outstanding at December 31, 2002 (shares in thousands):

	Shares Outstanding			Shares Exercisable

		Weighted
		Average
	Number of	Remaining	Weighted	Number of	Weighted
	Shares	Contractual Life	Average	Shares	Average
Range of Exercise Prices	Outstanding	(years)	Exercise Price	Exercisable	Exercise Price
$1.40 – $ 14.99	1,651	2.6	$10.30	1,651	$10.30
$15.88 – $ 34.77	5,221	5.5	30.56	5,188	30.55
$38.38 – $ 45.72	12,699	8.9	46.62	3,404	40.20
$51.10 – $ 60.74	6,743	8.1	54.87	3,755	55.43

At December 31, 2002, 2001 and 2000, a total of 13,998,000, 11,388,000 and 7,414,000 shares under options, respectively, were exercisable.

State Street Corporation | 69

A Black-Scholes option-pricing model was used for purposes of estimating the fair value of State Street’s employee stock options at the grant date under SFAS No. 123, “Accounting for Stock-Based Compensation.” The following were the weighted average assumptions for the years ended December 31, 2002, 2001 and 2000, respectively: risk-free interest rates of 3.14%, 3.99% and 5.75%; dividend yields of 1.45%, 1.08% and .73%; and volatility factors of the expected market price of State Street common stock of .30, .30 and .30. The estimated weighted average life of the stock options granted was 5.2 years for the year ended December 31, 2002 and 4.1 years for the years ended December 31, 2001 and 2000. For pro-forma expense information calculated under SFAS 123, see Note 1.

A c c u m u l a t e d  O t h e r  C o m p r e h e n s i v e  I n c o m e  ( L o s s )

At December 31, the components of accumulated other comprehensive income (loss), net of related taxes, were as follows:

(Dollars in millions)	2002	2001	2000
Unrealized gain on available-for-sale securities	$100	$96	$19
Foreign currency translation	19	(27)	(20)
Unrealized (loss) gain on cash flow hedges	(13)	1

Total	$106	$70	$(1)

For the year ended December 31, 2002, State Street realized gains of $58 million, $54 million of which were included in other comprehensive income as net unrealized gains at December 31, 2001, net of deferred taxes of $22 million.

Note 11

Shareholders’ Rights Plan

In 1988, State Street declared a dividend of one preferred share purchase right for each outstanding share of common stock. In 1998, the Rights Agreement was amended and restated. Accordingly, a right may be exercised, under certain conditions, to purchase one eight-hundredths share of a series of participating preferred stock at an exercise price of $132.50, subject to adjustment. The rights become exercisable if a party acquires or obtains the right to acquire 10% or more of State Street’s common stock or after commencement or public announcement of an offer for 10% or more of State Street’s common stock. When exercisable, under certain conditions, each right entitles the holder thereof to purchase shares of common stock, of either State Street or of the acquirer, having a market value of two times the then-current exercise price of that right.

The rights expire in September 2008, and may be redeemed at a price of $.00125 per right, subject to adjustment, at any time prior to expiration or the acquisition of 10% of State Street’s common stock. Under certain circumstances, the rights may be redeemed after they become exercisable and may be subject to automatic redemption.

70 | State Street Corporation

Note 12

Regulatory Matters

R e g u l a t o r y C a p i t a l

State Street is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on State Street’s financial condition. Under capital adequacy guidelines, State Street must meet specific capital guidelines that involve quantitative measures of State Street’s assets, liabilities and off-balance sheet items as calculated under regulatory accounting practices. State Street’s capital amounts and classification are subject to qualitative judgments by the regulators about components, risk weightings and other factors.

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

As of December 31, 2002, State Street Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” State Street Bank must exceed the “well capitalized” guideline ratios, as set forth in the table, and meet certain other requirements. State Street Bank exceeds all “well capitalized” requirements as of December 31, 2002.

The regulatory capital amounts and ratios were the following at December 31:

	Regulatory Guidelines(1)		State Street		State Street Bank

		Well
(Dollars in millions)	Minimum	Capitalized	2002	2001	2002	2001
R i s k - b a s e d r a t i o s :
Tier 1 capital	4%	6%	17.1%	13.6%	16.4%	12.9%
Total capital	8	10	18.0	14.5	16.5	13.0
Tier 1 leverage ratio	3	5	5.6	5.4	5.7	5.3
Tier 1 capital			$4,727	$3,795	$4,449	$3,558
Total capital			4,975	4,050	4,476	3,587

A d j u s t e d r i s k - w e i g h t e d a s s e t s a n d m a r k e t - r i s k e q u i v a l e n t s :
On-balance sheet			$19,382	$20,528	$18,857	$20,141
Off-balance sheet			7,925	6,708	7,930	6,710
Market-risk equivalents			342	706	317	679

Total			$27,649	$27,942	$27,104	$27,530

Quarterly average adjusted assets			$84,031	$70,922	$77,563	$67,496

(1)	State Street must meet the regulatory designation of “well capitalized” in order to maintain its status as a financial holding company. In addition, Regulation Y defines “well capitalized” for a bank holding company such as State Street for the purpose of determining eligibility for a streamlined review process for acquisition proposals. For such purposes, “well capitalized” requires State Street to maintain a minimum Tier 1 risk-based capital ratio of 6% and a minimum total risk-based capital ratio of 10%.

State Street Corporation | 71

C a s h ,   D i v i d e n d ,   L o a n   a n d   O t h e r   R e s t r i c t i o n s

During 2002, the subsidiary banks of State Street were required by the Federal Reserve Bank to maintain average reserve balances of $86 million. Federal and state banking regulations place certain restrictions on dividends paid by subsidiary banks to State Street. At December 31, 2002, State Street Bank had $1.8 billion of retained earnings available for distribution to State Street in the form of dividends.

The Federal Reserve Act requires that extensions of credit by State Street Bank to certain affiliates, including State Street, be secured by specific collateral, that the extension of credit to any one affiliate be limited to 10% of capital and surplus (as defined), and that extensions of credit to all such affiliates be limited to 20% of capital and surplus.

At December 31, 2002, consolidated retained earnings included $92 million representing undistributed earnings of affiliates that are accounted for using the equity method.

Note 13

Lines of Business

State Street reports two lines of business: Investment Servicing and Investment Management. Given the nature of State Street’s services and management organization, the results of operations for these lines of business are not necessarily comparable with those of other companies.

Revenue and expenses are directly charged or allocated to the lines of business through algorithm-based management information systems. State Street prices its products and services on total client relationships and other factors; therefore, revenue may not necessarily reflect market pricing on products within the business lines in the same way as it would for independent business entities. Assets and liabilities are allocated according to rules that support management’s strategic and tactical goals. Capital is allocated based on risk-weighted assets employed and management’s judgment. The capital allocations may not be representative of the capital that might be required if these lines of business were independent business entities.

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

72 | State Street Corporation

State Street measures its line of business results on an operating basis because such non-GAAP financial information-assists management by providing them with financial information in a format that provides comparable financial trends of ongoing business activities. As such, the table below includes an “Other” category for the gain in 2002 for the sale of the corporate trust business of $495 million, the write-off in 2001 of State Street’s total investment in Bridge of $50 million and goodwill amortization expense in 2001 and 2000.

The following is a summary of the results for lines of business for the years ended December 31:

	Investment Servicing			Investment Management			Other			Total

(Dollars in millions)	2002	2001	2000	2002	2001	2000	2002	2001	2000	2002	2001	2000
F e e r e v e n u e :
Servicing fees	$1,716	$1,648	$1,447							$1,716	$1,648	$1,447
Management fees				$526	$516	$584				526	516	584
Foreign exchange trading	300	368	387							300	368	387
Brokerage fees	124	89	95							124	89	95
Processing fees and other	151	174	173	33	24	4		$(50)		184	148	177

Total fee revenue	2,291	2,279	2,102	559	540	588		(50)		2,850	2,769	2,690
Net interest revenue
after provision
for loan losses	936	956	800	39	59	85				975	1,015	885
Gains on sales of
available-for-sale
securities, net	76	43	2							76	43	2
Gain on sale of corporate
trust business, net							$495			495

Total revenue	3,303	3,278	2,904	598	599	673	495	(50)		4,396	3,827	3,577
Operating expenses	2,330	2,343	2,120	511	516	534		38	$17	2,841	2,897	2,671

Income before income taxes	$973	$935	$784	$87	$83	$139	$495	$(88)	$(17)	$1,555	$930	$906

Pre-tax margin	29%	29%	27%	15%	14%	21%
Average assets (billions)	$77.2	$69.5	$61.7	$1.9	$1.8	$1.2				$79.1	$71.3	$62.9

State Street Corporation | 73

Note 14

Net Interest Revenue

Net interest revenue consisted of the following for the years ended December 31:

(Dollars in millions)	2002	2001	2000
I n t e r e s t R e v e n u e :
Deposits with banks	$622	$821	$743

Investment securities:
U.S. Treasury and federal agencies	404	447	520
State and political subdivisions (exempt from federal tax)	66	71	84
Other investments	287	380	324

Commercial and financial loans	82	143	186
Lease financing	104	115	106
Securities purchased under resale agreements, securities borrowed
and federal funds sold	379	825	1,234
Trading account assets	30	53	59

Total interest revenue	1,974	2,855	3,256

I n t e r e s t E x p e n s e :
Deposits	498	856	1,012
Other borrowings	426	881	1,268
Long-term debt	71	93	82

Total interest expense	995	1,830	2,362

Net interest revenue	$979	$1,025	$894

Note 15

Processing Fees and Other Revenue

Processing fees and other revenue includes fees from software licensing and maintenance, loans, investment banking, structured products, trade banking, profits or losses from joint ventures, gains and losses on sales of leased equipment and other assets, other trading profits and losses, amortization of investments in tax-advantaged financings, and residual interest from a variable interest entity.

In March 2001, State Street recorded the write-off of $50 million for its total investment in Bridge Information Systems, Inc. (“Bridge”), upon the filing by Bridge of a Prepackaged Plan of Reorganization under Chapter 11 of the United States Bankruptcy Code. The write-off is reflected in processing fees and other revenue in 2001 and decreased after-tax net income by $33 million, equal to $.10 per basic and diluted share.

74 | State Street Corporation

Note 16

Employee Benefit Plans

State Street Bank and certain of its U.S. subsidiaries participate in a non-contributory defined benefit plan. In addition to the primary plan, State Street has non-qualified supplemental plans that provide certain officers with defined pension benefits in excess of allowable qualified plan limits. Non-U.S. employees participate in local plans.

State Street Bank and certain U.S. subsidiaries participate in a post-retirement plan that provides health care and insurance benefits for retired employees.

Information combined for the primary defined benefit plan and non-U.S. defined benefit plans, and information for the post-retirement plan as of December 31 is as follows:

	Defined Benefit Plan		Post-retirement Plan

(Dollars in millions)	2002	2001	2002	2001

P r o j e c t e d B e n e f i t O b l i g a t i o n s :
Beginning of year	$372	$302	$28	$22
Current service cost	35	30	2	1
Interest cost	27	23	2	2
Amendment, acquisitions and transfers in	18
Actuarial losses	49	47	15	5
Benefits paid	(27)	(19)	(2)	(1)
Divestitures		(9)		(1)
Foreign currency translation	7	(2)

End of year	$481	$372	$45	$28

P l a n A s s e t s a t F a i r V a l u e :
Beginning of year	$290	$269
Actual return on plan assets	(31)	(16)
Divestitures		(9)
Contributions and transfers in	142	66
Benefits paid	(27)	(19)
Foreign currency translation	5	(1)

End of year	$379	$290

A c c r u e d B e n e f i t E x p e n s e :
Under funded status of the plans	$102	$82	$45	$28
Unrecognized net asset (obligation) at transition	3	4	(11)	(12)
Unrecognized net (losses) gains	(227)	(128)	(9)	7
Unrecognized prior service costs	(16)	(13)

Total (prepaid) accrued benefit expense	$(138)	$(55)	$25	$23

A c t u a r i a l A s s u m p t i o n s :
Discount rate used to determine benefit obligation	6.75%	7.50%	6.75%	7.50%
Rate of increase for future compensation	4.50	4.50
Expected long-term rate of return on assets	8.00	9.00

The assumed health care cost trend rate used in measuring the post-retirement plan benefit obligation was 10% for 2003, gradually decreasing to 5% in 2013, and remaining level thereafter.

State Street has unfunded, non-qualified supplemental employee retirement plans (SERPs) that provide certain officers with defined pension benefits in excess of limits imposed by U.S. federal tax law.

State Street Corporation | 75

Information combined for the SERPs as of and for the years ended December 31, is as follows:

(Dollars in millions)	2002	2001
C h a n g e i n b e n e f i t o b l i g a t i o n :
Benefit obligation at beginning of year	$58	$44
Service cost	3	2
Interest cost	4	3
Settlement loss	2	8
Actuarial loss	14	17
Benefits paid	(2)	(16)
Plan settlements	(7)

Benefit obligation at end of year	$72	$58

F u n d e d s t a t u s o f p l a n :
Under funded status of the plans	$72	$58
Unrecognized actuarial loss	(34)	(23)
Unrecognized prior service cost	(10)	(14)

Accrued pension cost	$28	$21

A c t u a r i a l a s s u m p t i o n s :
Discount rate used to determine benefit obligation	6.75%	7.50%
Rate of increase for future compensation	4.75	4.75

For those plans that have accumulated benefit obligations in excess of plan assets as of December 31, 2002 and 2001, the aggregate benefit obligations are $139 million and $64 million, respectively, the plan assets are $46 million and $1 million, respectively, and the accumulated benefit obligations are $109 million and $44 million, respectively.

If the health care cost trend rates were increased by 1%, the post-retirement benefit obligation as of December 31, 2002, would have increased 8%, and the aggregate expense for service and interest costs for 2002 would have increased by 10%. Conversely, if the health care cost trend rates were decreased by 1%, the post-retirement benefit obligation as of December 31, 2002, would have decreased 7%, and the aggregate expense for service and interest costs for 2002 would have decreased by 8%.

76 | State Street Corporation

The following table sets forth the actuarially determined expenses (benefits) for State Street’s primary and non-U.S. defined benefit plans, SERPs and post-retirement plan for the years ended December 31:

(Dollars in millions)	2002	2001	2000
P r i m a r y a n d n o n - U . S . D e f i n e d B e n e f i t P l a n s :
Service cost	$35	$30	$23
Interest cost	27	23	20
Assumed return on plan assets	(28)	(25)	(23)
Net amortization and deferral	4	1	(1)

Total expense	$38	$29	$19

S E R P s :
Service cost	$3	$2	$3
Interest cost	4	3	3
Assumed return on plan assets
Net amortization and deferral	8	8	2

Total expense	$15	$13	$8

Po s t - r e t i r e m e n t P l a n :
Service cost	$2	$1	$1
Interest cost	2	2	2
Assumed return on plan assets
Net amortization and deferral	1

Total expense	$5	$3	$3

Employees of State Street and certain subsidiaries are eligible to contribute a portion of their pre-tax salary to a 401(k) savings plan and an Employee Stock Ownership Plan (ESOP). State Street’s matching portion of these contributions is made in cash, and the related expense for the years ended December 31, was $17 million for 2002, $21 million for 2001 and $16 million for 2000. Further, employees in certain non-U.S. offices participate in other local plans. Expenses for these plans were $19 million, $17 million and $10 million for 2002, 2001 and 2000, respectively.

The ESOP is a non-leveraged plan. Compensation cost is equal to the contribution called for by the plan formula and is equal to the cash contributed for the purchase of shares on the open market or the fair value of the shares contributed from treasury stock. Dividends on shares held by the ESOP are charged to retained earnings and are treated as outstanding for purposes of calculating earnings per share.

State Street Corporation | 77

Note 17

Operating Expenses — Other

The other category of operating expenses consisted of the following for the years ended December 31:

(Dollars in millions)	2002	2001	2000
Professional services	$96	$119	$124
Advertising and sales promotion	46	57	60
Goodwill amortization		38	17
Other	164	179	172

Total operating expenses — other	$306	$393	$373

Note 18

Income Taxes

Current and deferred income taxes for 2001 and 2000 have been reclassified to reflect the tax returns as actually filed. The provision for income taxes included in the Consolidated Statement of Income consisted of the following for the years ended December 31:

(Dollars in millions)	2002	2001	2000
C u r r e n t :
Federal	$139	$44	$47
State	65	29	23
Non-U.S.	37	58	60

Total current	241	131	130

D e f e r r e d :
Federal	235	115	155
State	56	26	25
Non-U.S.	8	30	1

Total deferred	299	171	181

Total income taxes	$540	$302	$311

The income tax expense related to net realized securities gains was $31 million, $17 million and $1 million for 2002, 2001 and 2000, respectively. Pre-tax income attributable to operations located outside the United States was $147 million, $201 million and $181 million in 2002, 2001 and 2000, respectively.

78 | State Street Corporation

Components of the deferred tax liabilities and assets at December 31 were as follows:

(Dollars in millions)	2002	2001
D e f e r r e d t a x l i a b i l i t i e s :
Lease financing transactions	$1,358	$1,176
Unrealized gain on available-for-sale securities	71	68
Other	59	30

Total deferred tax liabilities	1,488	1,274

D e f e r r e d t a x a s s e t s :
Operating expenses not currently deductible	66	63
Deferred compensation	48	89
Allowance for loan losses	23	23
Tax carryforwards	36	82
Other	66	57

Total deferred tax assets	239	314
Valuation allowance for deferred tax assets	5	2

Net deferred tax assets	234	312

Net deferred tax liabilities	$1,254	$962

At December 31, 2002, State Street had minimum tax credit carryforwards of $30 million and non-U.S. federal tax loss carryforwards of $5 million. Non-U.S. federal tax loss carryforwards expire in years 2003 to 2022. Remaining tax losses carry forward indefinitely.

A reconciliation of the U.S. statutory income tax rate to the effective tax rate based on income before income taxes is as follows for the years ended December 31:

(Dollars in millions)	2002	2001	2000
U.S. federal income tax rate	35.0%	35.0%	35.0%
Changes from statutory rate:
State taxes, net of federal benefit	4.1	3.9	4.2
Tax-exempt interest revenue, net of disallowed interest	(3.0)	(3.2)	(3.0)
Tax credits	(3.1)	(3.6)	(2.7)
Other, net	(.9)	.5	.8
Non-operating item(1)	2.6	(.2)

Effective tax rate	34.7%	32.4%	34.3%

(1)	The adjustment for the non-operating item reported in 2002 above includes the increase in the effective rate resulting from the gain on the sale of State Street’s corporate trust business. The adjustment for the non-operating item in 2001 above includes the decrease in the effective rate resulting from the write-off of State Street’s investment in Bridge. Accordingly, other changes from the statutory rate are computed without regard to these items.

State Street Corporation | 79

Note 19

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31:

(Dollars in millions, except per share data)	2002	2001	2000
Net Income	$1,015	$628	$595

E a r n i n g s p e r s h a r e :
Basic	$3.14	$1.94	$1.85
Diluted	3.10	1.90	1.81

A v e r a g e s h a r e s o u t s t a n d i n g ( t h o u s a n d s ) :
Basic average shares	323,520	325,030	321,678
Effect of dilutive securities:
Stock options and stock awards	3,631	4,849	5,281
7.75% convertible subordinated debentures	326	613	1,129

Dilutive average shares	327,477	330,492	328,088

Note 20

Contingent Liabilities

State Street provides custody, accounting, daily pricing and administration; master trust and master custody; investment management; trustee and recordkeeping; foreign exchange; securities lending; cash management; trading; and information services to clients worldwide. Assets under custody and assets under management are held by State Street in a fiduciary or custodial capacity and are not included in the Consolidated Statement of Condition because such items are not assets of State Street. Management conducts regular reviews of its responsibilities for these services and considers the results in preparing its financial statements. In the opinion of management, there are no contingent liabilities at December 31, 2002 that would have a material adverse effect on State Street’s financial position or results of operations.

State Street is subject to pending and threatened legal actions that arise in the normal course of business. In the opinion of management, after discussion with counsel, these actions can be successfully defended or resolved without a material adverse effect on State Street’s financial position or results of operations.

80 | State Street Corporation

Note 21

Off-balance Sheet Financial Instruments, Including Derivatives

D e r i v a t i v e  F i n a n c i a l  I n s t r u m e n t s

State Street uses derivatives to support clients’ needs, conduct trading activities, and manage its interest rate and currency risk. The Corporation assumes positions in both the foreign exchange and interest rate markets by buying and selling cash instruments and using financial derivatives, including foreign exchange forward contracts, foreign exchange and interest rate options, and interest rate swaps.

An off-balance sheet derivative instrument is a financial instrument or other contract which has one or more underlying and one or more notional amounts, no initial net investment, or a smaller initial net investment than would be expected for similar types of contracts, and which requires or permits net settlement. Derivative instruments include forwards, futures, swaps, options and other instruments with similar characteristics. The use of these instruments generates fee or interest revenue.

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

The following table summarizes the contractual or notional amounts of derivative financial instruments held or issued for trading and balance sheet management at December 31:

(Dollars in millions)	2002	2001

T r a d i n g :
Interest rate contracts:
Swap agreements	$3,847	$2,385
Options and caps purchased	351	281
Options and caps written	483	418
Futures — short position	15,078	7,395
Options on futures purchased		235
Options on futures written		285

Foreign exchange contracts:
Forward, swap and spot	227,782	167,415
Options purchased	350	1,097
Options written	136	1,095
Futures	409

B a l a n c e s h e e t m a n a g e m e n t :
Interest rate contracts:
Swap agreements	2,020	1,299

State Street Corporation | 81

In connection with its interest rate risk management strategies, State Street has executed interest rate swap agreements with a notional value of $1.3 billion and $1.1 billion at December 31, 2002 and 2001, respectively, designated as fair value hedges to hedge the changes in the fair value of certain securities. For the years ended December 31, 2002 and 2001, State Street recognized net pre-tax losses of approximately $5 million and $2 million, respectively, which represented the ineffective portion of the hedge reported in processing fees and other revenue.

State Street has designated interest rate swaps with a notional value of $150 million as cash flow hedges to its floating rate debt. These interest rate swaps constitute a fully effective hedge. In addition, State Street entered into interest rate swaps with a notional value of $500 million effective February 20, 2002, a notional value of $50 million effective June 11, 2002, and a notional value of $50 million effective July 9, 2002, designated as fair value hedges to hedge certain of its fixed rate debt issuances. The fair value hedge swaps increased the value of long-term debt presented in the Statement of Condition by $55 million. For the year ended December 31, 2002, the Corporation’s overall weighted average interest rate for long-term debt was 7.12% on a contractual basis and 5.68% including the effects of derivative contracts.

F a i r   V a l u e   o f   D e r i v a t i v e   F i n a n c i a l   I n s t r u m e n t s

State Street’s risk exposure from interest rate and foreign exchange contracts results from the possibility that one party may default on its contractual obligation or from movements in exchange or interest rates. Credit risk is limited to the positive market value of the derivative financial instrument, which is significantly less than the notional value. The notional value provides the basis for determining the exchange of contractual cash flows. The exposure to credit loss can be estimated by calculating the cost, on a present-value basis, to replace at current market rates all profitable contracts at year-end. The estimated aggregate replacement cost of derivative financial instruments in a net positive position was $3.6 billion at December 31, 2002, and $1.8 billion at December 31, 2001.

The foreign exchange contracts have been reduced by offsetting balances with the same counterparty where a master netting agreement exists.

82 | State Street Corporation

The following table represents the fair value as of December 31, and average fair value for the years ended December 31, of financial derivative instruments held or issued for trading purposes:

		Average
(Dollars in millions)	Fair Value	Fair Value
2002:
Foreign exchange contracts:
Contracts in a receivable position	$2,451	$1,376
Contracts in a payable position	2,373	1,361

Other financial instrument contracts:
Contracts in a receivable position	91	68
Contracts in a payable position	165	80

2001:
Foreign exchange contracts:
Contracts in a receivable position	$1,098	$1,483
Contracts in a payable position	1,060	1,425

Other financial instrument contracts:
Contracts in a receivable position	52	51
Contracts in a payable position	48	70

Net foreign exchange trading revenue related to foreign exchange contracts was $300 million; $368 million and $387 million for the years ended December 31, 2002, 2001 and 2000, respectively. For other financial instrument contracts, there were losses of $38 million in 2002, $22 million in 2001 and $29 million in 2000. Future cash requirements, if any, related to foreign currency contracts are represented by the gross amount of currencies to be exchanged under each contract unless State Street and the counterparty have agreed to pay or receive the net contractual settlement amount on the settlement date. Future cash requirements on other financial instruments are limited to the net amounts payable under the agreements.

State Street Corporation | 83

C r e d i t - R e l a t e d ,   O f f - B a l a n c e   S h e e t   F i n a n c i a l   I n s t r u m e n t s

Credit-related financial instruments include indemnified securities on loan, commitments to extend credit or purchase assets, standby letters of credit, and letters of credit. The maximum credit risk associated with credit-related financial instruments is measured by the contractual amounts of these instruments.

The following is a summary of the contractual amount of credit-related, off-balance sheet financial instruments at December 31:

(Dollars in millions)	2002	2001
Indemnified securities on loan	$131,991	$113,047
Liquidity asset purchase agreements	14,044	10,588
Loan commitments	12,499	12,962
Standby letters of credit	3,252	3,918
Letters of credit	106	164

On behalf of its clients, State Street lends their securities to creditworthy brokers and other institutions. In certain circumstances, State Street may indemnify its clients for the fair market value of those securities against a failure of the borrower to return such securities. Collateral funds resulting from State Street’s securities lending services are held by State Street as agent; therefore, under accounting principles generally accepted in the United States, these assets are not assets of the Corporation. State Street requires the borrowers to provide collateral in an amount equal to or in excess of 102% of the fair market value of the securities borrowed. The borrowed securities are revalued daily to determine if additional collateral is necessary. State Street held, as collateral, cash and U.S. government securities totaling $134.6 billion and $117.2 billion for indemnified securities on loan at December 31, 2002 and 2001, respectively.

Loan commitments (unfunded loans and unused lines of credit), asset purchase agreements, standby letters of credit and letters of credit are issued to accommodate the financing needs of State Street’s clients and to provide credit enhancements to variable interest entities. Loan commitments are agreements by State Street to lend monies at a future date. Asset purchase agreements are commitments to purchase receivables or securities, subject to conditions established in the agreements.

These loan, asset purchase and letter of credit commitments are subject to the same credit policies and reviews as loans. The amount and nature of collateral are obtained based upon management’s assessment of the credit risk. Approximately 87% of the loan commitments and asset purchase agreements expire within one year from the date of issue. Since many of the commitments are expected to expire or renew without being drawn, the total commitment amounts do not necessarily represent future cash requirements.

State Street provides liquidity and credit enhancements facilities in the forms of liquidity asset purchase agreements, lines of credit, and standby letters of credit to two types of variable interest entities (“VIEs”). One type, which State Street administers, issues asset-backed commercial paper (“ABCP”). At December 31, 2002 and 2001, State Street’s commitments under liquidity asset purchase agreements and lines of credit to these VIEs were $10.0 billion and $6.6 billion, respectively, and standby letters of credit were $590 million and $616 million, respectively, none of which were utilized. Amounts committed, but unused, under the liquidity asset purchase agreements, lines of credit and standby letters of credit that State Street provides to these VIEs are included in the table above. Asset performance deterioration may cause the asset risk to shift from the ABCP investors to State Street as the liquidity provider for the asset as the VIE may need to repay maturing commercial paper by drawing the liquidity facilities.

For a second type of VIE, structured as a qualified special purpose entity in accordance with accounting principles generally accepted in the United States, State Street distributes and sells equity interests in tax-exempt investment-grade assets that are primarily sold to mutual fund clients. State Street provides liquidity asset purchase agreements to these entities. These liquidity asset purchase agreements obligate State Street to buy

84 | State Street Corporation

the equity interests in the underlying portfolio at par, which approximates market value, in the event that the re-marketing agent is unable to place the equity interests of the VIE with investors. The liquidity asset purchase agreements are subject to early termination by State Street in the event of payment default, bankruptcy of issuer or credit enhancement provider, taxability, or downgrade of an asset below investment grade. State Street’s liquidity asset purchase agreements to these VIEs were $1.3 billion and $1.6 billion at December 31, 2002 and 2001, respectively, none of which were utilized, and are included in the preceding table.

Note 22

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

The short maturity of State Street’s assets and liabilities results in a significant number of financial instruments whose fair value equals or closely approximates reported balance sheet value. Such financial instruments are reported in the following balance sheet captions: cash and due from banks, interest-bearing deposits with banks, securities purchased under resale agreements and securities borrowed, federal funds sold, deposits, securities sold under repurchase agreements, federal funds purchased and other short-term borrowings. The fair value of trading account assets equals the carrying value. As of December 31, 2002 and 2001, the net fair value of interest rate contracts used for balance sheet management was a liability of $76 million and a liability of $35 million, respectively. There is no reported cost for loan commitments since terms are at prevailing market rates.

The reported value and fair value for other balance sheet captions at December 31 are as follows:

	Reported	Fair
(Dollars in millions)	Value	Value
2002:
Investment securities:
Available for sale	$26,528	$26,528
Held to maturity	1,543	1,556

Net loans (excluding leases)	1,991	1,991
Long-term debt	1,270	1,337

2001:
Investment securities:
Available for sale	$19,338	$19,338
Held to maturity	1,443	1,455

Net loans (excluding leases)	3,231	3,231
Long-term debt	1,217	1,331

State Street Corporation | 85

Note 23

Non-U.S. Activities

Non-U.S. activities, as defined by the Securities and Exchange Commission, are considered to be those revenue-producing assets and transactions that arise from clients domiciled outside the United States.

Due to the nature of State Street’s business, it is not possible to segregate precisely U.S. and non-U.S. activities. Subjective judgments have been used to arrive at the operating results for non-U.S. activities, including the application of tax transfer pricing and asset-liability management policies. Interest expense allocations are based on the average cost of short-term borrowed funds. State Street does not allocate costs related to resources common to non-U.S. and U.S. activities. Certain previously reported amounts have been restated to conform to the current method of presentation.

The following table summarizes non-U.S. operating results for the years ended December 31, and assets as of December 31, based on the domicile location of clients:

(Dollars in millions)	2002	2001	2000
Fee revenue	$654	$642	$636
Interest revenue	786	1,023	949
Interest expense	375	622	648

Net interest revenue	411	401	301
Provision for loan losses			2
Total revenue	1,065	1,043	935
Operating expenses	704	648	629

Income before income taxes	361	395	306
Income taxes	145	158	120

Net Income	$216	$237	$186

A s s e t s :
Interest-bearing deposits with banks	$28,143	$20,317	$21,295
Loans and other assets	4,851	4,525	3,709

Total Assets	$32,994	$24,842	$25,004

86 | State Street Corporation

Note 24

Financial Statements of State Street Corporation (Parent only)

S T A T E M E N T   O F   I N C O M E

(Dollars in millions) Years ended December 31,	2002	2001	2000
Interest on securities purchased under resale agreements	$87	$201	$308
Cash dividends from consolidated bank subsidiary	200	175	144
Cash dividends from consolidated non-bank subsidiaries	5	8	6
Other, net	29	29	37

Total revenue	321	413	495
Interest on securities sold under repurchase agreements	73	172	285
Other interest expense	79	111	94
Other expenses	14	10	5

Total expenses	166	293	384
Income tax (benefit) expense	(8)	(20)	1

Income before equity in undistributed income of subsidiaries
and affiliates	163	140	110
Equity in undistributed income (loss) of subsidiaries and
affiliates:
Consolidated bank subsidiary	813	513	465
Consolidated non-bank subsidiaries and unconsolidated
affiliates	39	(25)	20

Net Income	$1,015	$628	$595

State Street Corporation | 87

S T A T E M E N T  O F  C O N D I T I O N

(Dollars in millions) As of December 31,	2002	2001
A s s e t s :
Interest-bearing deposits with bank subsidiary	$517	$150
Securities purchased under resale agreements from:
Consolidated bank subsidiary	414	145
Consolidated non-bank subsidiary	354	250
External parties	5,111	3,678

Available-for-sale securities	67	37
Investments in subsidiaries:
Consolidated bank subsidiary	5,074	4,188
Consolidated non-bank subsidiaries	479	392
Unconsolidated affiliates	125	117

Notes and other receivables from:
Consolidated bank subsidiary	200	31
Consolidated non-bank subsidiaries and affiliates	170	142

Other assets	57	59

Total Assets	$12,568	$9,189

L i a b i l i t i e s :
Securities sold under repurchase agreements	$5,277	$3,495
Commercial paper	998	499
Accrued taxes, expenses and other liabilities due to:
Consolidated bank subsidiary	78	36
Consolidated non-bank subsidiaries	7	11
External parties	201	102

Long-term debt	1,220	1,201

Total Liabilities	7,781	5,344
Stockholders’ Equity	4,787	3,845

Total Liabilities and Stockholders’ Equity	$12,568	$9,189

88 | State Street Corporation

S T A T E M E N T  O F  C A S H  F L O W S

(Dollars in millions) Years ended December 31,	2002	2001	2000
Net Cash Provided by Operating Activities	$126	$226	$138
I n v e s t i n g A c t i v i t i e s :
N e t ( p a y m e n t s f o r ) p r o c e e d s f r o m :
Investments in non-bank subsidiaries and affiliates	(54)	(190)	(39)
Securities purchased under resale agreements	(1,806)	1,161	6
Purchase of available-for-sale securities	(43)	(19)	(24)
Interest-bearing deposits with bank subsidiary	(367)	201	(236)
Notes receivable from subsidiaries	(30)	1	(111)
Other	19	11	10

Net Cash (Used) Provided by Investing Activities	(2,281)	1,165	(394)

F i n a n c i n g A c t i v i t i e s :
Net proceeds from commercial paper	499	12	352
Proceeds from issuance of long-term debt			300
Proceeds from issuance of common and treasury stock	98	247	89
Payments for cash dividends	(149)	(127)	(106)
Payments for purchase of common stock	(75)	(252)	(84)
Net proceeds from (payments for) short-term borrowing	1,782	(1,271)	(295)

Net Cash Provided (Used) by Financing Activities	2,155	(1,391)	256

Net Change
Cash and Due from Banks at Beginning of Year
Cash and Due from Banks at End of Year	$0	$0	$0

State Street Corporation | 89

Note 25

Subsequent Event

A c q u i s i t i o n   o f   S u b s t a n t i a l   P a r t s   o f   t h e   G l o b a l   S e c u r i t i e s
S e r v i c e s   B u s i n e s s   o f   D e u t s c h e   B a n k   A G

On January 31, 2003, State Street completed the primary closing of its acquisition of a substantial part of the global securities services business (“GSS”) of Deutsche Bank AG. Under the terms of the definitive agreements, first announced on November 5, 2002, State Street’s initial payment to Deutsche Bank for all business units to be acquired was approximately $1.1 billion. A separate closing will be held in the near future for business units in Italy and Austria, upon receipt of applicable regulatory approvals. In the period ending on the one-year anniversary of the closing, State Street will make additional payments of up to an estimated €360 million, based upon performance of the acquired business. The restructuring costs associated with the acquisition are expected to be $90–$110 million on a pre-tax basis, approximately half of which will be recorded in the first quarter of 2003 and the balance recorded over the next three quarters. GSS had approximately $2.2 trillion of assets under custody.

Approximately half of the initial payment was financed using existing resources including the net proceeds from the sale of the corporate trust business mentioned in Note 2. State Street financed $595 million of the purchase price by issuance of equity, equity-related and capital securities to the public under an existing shelf registration statement. In January 2003, State Street issued $345 million, or 7.2 million shares of common stock, $345 million, or 1.7 million units of SPACES(SM), and $345 million of floating-rate, medium-term capital securities due 2008. SPACES are collateralized, forward purchase contract units for additional shares of common stock of State Street. Each SPACES has a stated amount of $200 and consists of PACES(SM), a fixed-share purchase contract and treasury securities, and COVERS(SM), a variable-share repurchase contract. The SPACES investors will receive total annual payments of 6.75% on the units, payable quarterly, consisting of an annual 2.75% coupon on the PACES and an annual 4.00% contract payment on the COVERS. State Street did not receive the proceeds from the SPACES at closing, but will receive proceeds of $345 million and issue common stock upon the settlement of the fixed share purchase contracts underlying the SPACES units on November 15, 2005. The floating rate capital securities were issued at LIBOR plus 50 basis points, and are subject to mandatory redemption on December 15, 2005, provided certain regulatory requirements are met, and otherwise are due on February 15, 2008. After the close of the financing transactions in January 2003, $469 million of State Street’s shelf registration was available for further issuance.

90 | State Street Corporation

Note 26

Quarterly Results of Operations, Share and Per Share Data (unaudited)

The following is a tabulation of the unaudited quarterly results:

	2002 Quarters				2001 Quarters(3)

(Dollars and shares in millions,
except per share data)	Fourth(1)	Third	Second	First	Fourth	Third	Second	First(2)
Fee revenue	$706	$702	$745	$697	$709	$701	$722	$637
Interest revenue	465	475	510	524	563	705	732	855
Interest expense	240	251	261	243	278	451	493	608

Net interest revenue	225	224	249	281	285	254	239	247
Provision for loan losses	1	1	1	1	3	3	3	1

Net interest revenue after
provision for loan losses	224	223	248	280	282	251	236	246
Net gains on sales of securities,
included in fee revenue above	31	31	10	4	7	15	15	6
Net gains on the sale of Corp. Trust	495

Total revenue	1,456	956	1,003	981	998	967	973	889
Operating expenses	704	684	738	715	746	720	725	706

Income before income taxes	752	272	265	266	252	247	248	183
Income taxes	275	90	87	88	81	77	81	62

Net income	$477	$182	$178	$178	$171	$170	$167	$121

E a r n i n g s Pe r S h a r e :
Basic	$1.47	$.57	$.55	$.55	$.53	$.52	$.51	$.38
Diluted	1.46	.56	.54	.54	.52	.51	.50	.37

A v e r a g e S h a r e s O u t s t a n d i n g :
Basic	324	323	324	324	323	327	325	325
Diluted	326	326	328	329	329	332	331	330

(1)	Results for the fourth quarter of 2002 include the gain on the sale of the corporate trust business of $495 million, equal to $296 million after tax, or $.90 per diluted share.
(2)	Results for the first quarter of 2001 include the write-off of State Street’s total investment in Bridge of $50 million, equal to $33 million after tax, or $.10 per diluted share.
(3)	Results for 2001 include goodwill amortization expense of $10 million, $10 million, $10 million and $8 million for the fourth, third, second and first quarters, respectively. Effective January 1, 2002, in accordance with new accounting guidance, goodwill is no longer amortized.

State Street Corporation | 91

I T E M  9 . Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Part III

I T E M  1 0 . Directors and Executive Officers of the Registrant

Information concerning State Street’s directors will appear in State Street’s Proxy Statement for the 2003 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2003, under the caption “Election of Directors.” Such information is incorporated herein by reference.

Information concerning State Street’s executive officers appears under the caption “Executive Officers of the Registrant” in Item 4A of this Report.

Information concerning compliance with Section 16(a) of the Securities Exchange Act will appear in State Street’s Proxy Statement for the 2003 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2003, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.” Such information is incorporated herein by reference.

I T E M  11 . Executive Compensation

Information in response to this item will appear in State Street’s Proxy Statement for the 2003 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2003, under the captions “Executive Compensation,” “Compensation of Directors,” “Retirement Benefits,” “Committees of the Board of Directors — Executive Compensation Committee,” “Report of the Executive Compensation Committee,” and “Stockholder Return Performance Presentation.” Such information is incorporated herein by reference.

92 | State Street Corporation

I T E M  1 2 . Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management will appear in State Street’s Proxy Statement for the 2003 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2003, under the caption “Beneficial Ownership of Shares.” Such information is incorporated herein by reference.

The following table discloses the number of outstanding options, warrants and rights granted by the Corporation to participants in equity compensation plans, as well as the number of securities remaining available for future issuance under these plans. The table provides this information separately for equity compensation plans that have and have not been approved by security holders.

(Share data in thousands)	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category:
Equity compensation plans approved
by stockholders	26,166	$40.33	15,037
Equity compensation plans not
approved by stockholders	148	44.52	1,097

Total	26,314	40.35	16,134

Two compensation plans under which equity securities of the Registrant are authorized for issuance have been adopted without the approval of stockholders.

In 1996, the Board of Directors adopted the State Street Global Advisors Equity Compensation Plan, pursuant to which senior officers of SSgA were eligible to be selected for participation in the plan, and to receive at that time awards providing for the deferred delivery of shares of common stock. The awards vest as to 20% of the total award of each participant after five years, and as to an additional 20% in each year thereafter. Special vesting rules apply in the case of death, disability or retirement. Shares are deliverable under the plan on December 31, 2005 or upon earlier death, disability or retirement. Upon termination of a participant’s employment, unvested portions are forfeited. Award participants are subject to a non-competition and non-solicitation of business covenant during a period of 18 months following termination of employment. The awards are non-transferable. Awards providing for the deferred delivery of an aggregate of 986,000 shares of common stock were outstanding as of December 31, 2002.

In 2001, the Board of Directors adopted the State Street Corporation Savings-Related Stock Plan (“SAYE Plan”), for employees in the United Kingdom. Under the SAYE Plan, employee-participants could commit to save a specified amount from after-tax pay for a fixed period (either three or five years). Savings are deducted automatically. At the end of the period chosen, a tax-free bonus is added by the Registrant to the savings amount (the level of the bonus depends on the length of the fixed period of savings), and participants have the option to receive the savings and bonus amount in cash, or to use the amount to purchase common stock from the Registrant at an exercise price equal to the market price of the stock as of the date of joining the SAYE Plan less a discount fixed by the Registrant at the date of joining. For participants joining the SAYE Plan in 2001, the discount was 15%. There was no discount for participants joining in 2002. Options granted under the SAYE Plan are non-transferable. If a participant withdraws from participation before the end of the fixed period, the options to purchase stock are forfeited. If a participant terminates during the period due to retirement, disability, redundancy or sale of the employer from the Registrant’s group, the options may be exercised within six months of the occurrence, or one year if by reason of death. Under the SAYE Plan, an aggregate of 170,000 shares of

State Street Corporation  | 93

common stock was authorized for issuance. The SAYE Plan has been discontinued and no new participations under the SAYE Plan are permitted. At December 31, 2002, a total of 148,000 shares of common stock are eligible to be purchased under outstanding options.

In addition, individual directors who are not employees of State Street have received annual awards of deferred stock for a number of shares based on the amount of their annual retainer, payable after the director leaves the Board or reaches age 65. The number of deferred shares includes, in the case of certain directors, additional deferred share amounts in respect of an accrual under a terminated retirement plan, and for all directors is increased to reflect dividends paid on the Common Stock. These awards have not been approved by stockholders. Awards providing for the deferred delivery of an aggregate of 90,000 shares of Common Stock were outstanding as of December 31, 2002. Also, directors who are not employees of State Street may receive their annual retainer payable at their option either in shares of Common Stock or cash, and may further elect to defer either 50% or 100% until after termination of their services as a director. The number of deferred shares is increased to reflect dividends paid on the Common Stock. As of December 31, 2002, an aggregate of 21,000 shares of Common Stock have been deferred for delivery in the future under this program, which has not been approved by stockholders.

I T E M 1 3 . Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions will appear in State Street’s Proxy Statement for the 2003 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2003, under the caption “Certain Transactions.” Such information is incorporated herein by reference.

I T E M 1 4 . Controls and Procedures

State Street has established and maintains disclosure controls and procedures that are designed to ensure that material information relating to State Street and its subsidiaries required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Corporation’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Within the 90 days prior to the date of this annual report, the Corporation carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures. Based on that evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that State Street’s disclosure controls and procedures were effective as of the date of such evaluation.

The Chief Executive Officer and Chief Financial Officer have also concluded that there were no significant changes in the Corporation’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date that State Street completed its evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

94 | State Street Corporation

Part IV
I T E M 15 . Exhibits, Financial Statements, and Reports on Form 8-K
(a) (1)	Financial Statements

The following consolidated financial statements of State Street are included in Item 8 hereof:

Report of Independent Auditors

Consolidated Statement of Income — Years ended December 31, 2002, 2001 and 2000

Consolidated Statement of Condition — As of December 31, 2002 and 2001

Consolidated Statement of Changes in Stockholders’ Equity — Years ended December 31, 2002, 2001 and 2000

Consolidated Statement of Cash Flows — Years ended December 31, 2002, 2001 and 2000

Notes to Financial Statements

(2)	Financial Statement Schedules
Certain schedules to the consolidated financial statements have been omitted if they were not required by Article 9 of Regulation S-X or if, under the related instructions, they were inapplicable, or the information was contained elsewhere herein.

State Street Corporation | 95

(a) (3)	Exhibits

A list of the exhibits filed or incorporated by reference is as follows:

2.1	Sale and Purchase Agreement between Deutsche Bank AG and State Street Corporation dated as of November 5,
2002, as amended by Amendment No. 1 thereto dated January 31, 2003, and by Amendment No. 2 thereto dated as of January 31, 2003 (filed with the Securities and Exchange Commission as Exhibit 99.2 to Registrant’s Current Report
on Form 8-K dated January 31, 2003, and incorporated by reference)

3.1	Restated Articles of Organization, as amended (filed with the Securities and Exchange Commission as Exhibit 3.1 to
Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated by reference)

3.2	By-laws, as amended (filed with the Securities and Exchange Commission as Exhibit 3.2 to Registrant’s Annual Report
on Form 10-K for the year ended December 31, 1991 and incorporated by reference)

4.1	The description of the Registrant’s Common Stock is included in the Registrant’s Registration Statement on Forms 8-A,
as filed with the Securities and Exchange Commission on January 18, 1995 and March 7, 1995, as supplemented by the description of the Registrant’s Preferred Stock Purchase Rights attached to the Common Stock included in the Registrant’s Registration Statement on Forms 8-A (filed with the Securities and Exchange Commission on
January 18, 1995 and March 7, 1995 and as updated by Form 8-A/A filed with the Securities and Exchange
Commission on July 7, 1998, and incorporated by reference)

4.2	Amended and Restated Rights Agreement dated as of June 18, 1998 between Registrant and Bank Boston N.A., as
Rights Agent (filed with the Securities and Exchange Commission as Exhibit 99.1 to Registrant’s Current Report on
Form 8-K dated June 18, 1998 and incorporated by reference)

4.3	Certificate of Designation, Preference and Rights (filed with the Securities and Exchange Commission as Exhibit 3.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated by reference)

4.4	Indenture dated as of May 1, 1983 between Registrant and Morgan Guaranty Trust Company of New York, Trustee,
relating to Registrant’s 73/4% Convertible Subordinated Debentures due 2008 (filed with the Securities and Exchange
Commission as Exhibit 4 to Registrant’s Registration Statement on Form S-3 (Commission File No. 2-83251) and
incorporated by reference)

4.5	Indenture dated as of August 2, 1993 between Registrant and The First National Bank of Boston, as trustee relating to Registrant’s long-term notes (filed with the Securities and Exchange Commission as Exhibit 4 to Registrant’s
Current Report on Form 8-K dated October 8, 1993 and incorporated by reference)

4.6	Instrument of Resignation, Appointment, and Acceptance, dated as of February 14, 1996 among Registrant, The First
National Bank of Boston (resigning trustee) and Fleet National Bank of Massachusetts (successor trustee) (filed with the Securities and Exchange Commission as Exhibit 4.6 to Registrant’s Annual Report on Form 10-K for the
year ended December 31, 1995 and incorporated by reference)

4.7	Instrument of Resignation, Appointment and Acceptance dated as of June 26, 1997 among the Registrant, Fleet
National Bank (resigning trustee) and First Trust National Association (now known as U.S. Bank National Association)
(successor trustee) (filed with the Securities and Exchange Commission as Exhibit 4.13 to Registrant’s Annual Report
on Form 10-K for the year ended December 31, 1997 and incorporated by reference)

4.8	Junior Subordinated Indenture dated as of December 15, 1996 between Registrant and Bank One Trust Company,
N.A. (as successor in interest to The First National Bank of Chicago), as trustee (filed with the Securities and Exchange
Commission as Exhibit 1 to Registrant’s Current Report on Form 8-K dated February 27, 1997 and incorporated by reference)

4.9	First Supplemental Indenture dated as of January 21, 2003 to the Junior Subordinated Indenture as of December 15,
1996 between Registrant and Bank One Trust Company, N.A., as trustee (filed with the Securities and Exchange
Commission as Exhibit 4.27 to Registrant’s Current Report on Form 8-K dated January 21, 2003 and incorporated by reference)

4.10	Amended and Restated Trust Agreement dated as of December 15, 1996 relating to State Street Institutional Capital A
(filed with the Securities and Exchange Commission as Exhibit 2 to Registrant’s Current Report on Form 8-K dated
February 27, 1997 and incorporated by reference)

4.11	Capital Securities Guarantee Agreement dated as of December 15, 1996 between Registrant and Bank One Trust
Company, N.A. (as successor in interest to The First National Bank of Chicago) (filed with the Securities and Exchange
Commission as Exhibit 3 to Registrant’s Current Report on Form 8-K dated February 27, 1997 and incorporated by reference)

4.12	Amended and Restated Trust Agreement, dated March 11, 1997 relating to State Street Institutional Capital B (filed with the Securities and Exchange Commission as Exhibit 2 to Registrant’s Current Report on Form 8-K dated
April 17, 1997 and incorporated by reference)

4.13	Capital Securities Guarantee Agreement dated March 11, 1997 between Registrant and Bank One Trust Company
N.A. (as successor in interest to The First National Bank of Chicago) (filed with the Securities and Exchange
Commission as Exhibit 3 to Registrant’s Current Report on Form 8-K dated April 17, 1997 and incorporated by reference)

4.14	Indenture dated as of June 15, 2000 between Registrant and Bank One Trust Company, N.A., as trustee (filed with the
Securities and Exchange Commission as Exhibit 4.26 to Post-Effective Amendment No. 1 to Registrant’s Registration
Statement on Form S-3 filed on June 20, 2000, Commission File No. 333-34516, and incorporated by reference)

96 | State Street Corporation

4.15	Certificate of Trust of State Street Capital Trust II, as filed with the Delaware Secretary of State on March 25, 1998
(filed with the Securities and Exchange Commission as Exhibit 4.18 to Registrant’s Registration Statement on Form
S-3 filed on April 1, 1998, Commission File No. 333-49143, and incorporated by reference)

4.16	Certificate of Trust of State Street Capital Trust III, as filed with the Delaware Secretary of State on March 25, 1998
(filed with the Securities and Exchange Commission as Exhibit 4.19 to Registrant’s Registration Statement on Form
S-3 filed on April 1, 1998, Commission File No. 333-49143, and incorporated by reference)

4.17	Certificate of Trust of State Street Capital Trust IV, as filed with the Delaware Secretary of State on March 31, 2000
(filed with the Securities and Exchange Commission as Exhibit 4.19 to Registrant’s Registration Statement on Form
S-3 filed on April 11, 2000, Commission File No. 333-34516, and incorporated by reference)

4.18	Declaration of Trust of State Street Capital Trust II among Registrant, as Depositor, Bank One Trust Company, N.A.
(as successor in interest to The First National Bank of Chicago), as Property Trustee, Bank One Delaware, Inc., as
Delaware Trustee, and the Administrative Trustees named therein (filed with the Securities and Exchange
Commission as Exhibit 4.21 to Registrant’s Registration Statement on Form S-3 filed on April 1, 1998, Commission
File No. 333-49143, and incorporated by reference)

4.19	Declaration of Trust of State Street Capital Trust III among Registrant, as Depositor, Bank One Trust Company, N.A.
(as successor in interest to The First National Bank of Chicago), as Property Trustee, Bank One Delaware, Inc., as
Delaware Trustee, and the Administrative Trustees named therein (filed with the Securities and Exchange
Commission as Exhibit 4.22 to Registrant’s Registration Statement on Form S-3 filed on April 1, 1998, Commission
File No. 333-49143, and incorporated by reference)

4.20	Declaration of Trust of State Street Capital Trust IV among Registrant, as Depositor, Bank One Trust Company, N.A.,
as Property Trustee, Bank One Delaware, Inc., as Delaware Trustee, and the Administrative Trustees named therein
(filed with the Securities and Exchange Commission as Exhibit 4.22 to Registrant’s Registration Statement on
Form S-3 filed on April 11, 2000, Commission File No. 333-34516, and incorporated by reference)

4.21	Form of Amended and Restated Trust Agreement for each of State Street Capital Trust II, State Street Capital Trust III,
and State Street Capital Trust IV among Registrant, as Depositor, Bank One Trust Company, N.A. (where applicable, as successor in interest to The First National Bank of Chicago), as Property Trustee, Bank One Delaware, Inc., as
Delaware Trustee, and the Administrative Trustees named therein (filed with the Securities and Exchange
Commission as Exhibit 4.23 to Registrant’s Registration Statement on Form S-3 filed on April 11, 2000, Commission
File No. 333-34516, and incorporated by reference)

4.22	Form of Guarantee Agreement for each of State Street Capital Trust II, State Street Capital Trust III and State Street
Capital Trust IV between Registrant, as guarantor, and Bank One Trust Company, N.A. (where applicable, as successor in interest to The First National Bank of Chicago), as trustee (filed with the Securities and Exchange
Commission as Exhibit 4.25 to Registrant’s Registration Statement on Form S-3 filed on April 11, 2000,
Commission File No. 333-34516, and incorporated by reference)

4.23	Amended and Restated Trust Agreement for State Street Capital Trust II dated as of January 21, 2003 among
Registrant, as Depositor, Bank One Trust Company, N.A., as Delaware Trustee, and the Administrative Trustees
named therein (filed with the Securities and Exchange Commission as Exhibit 4.24 to Registrant’s Current
Report on Form 8-K dated January 21, 2003 and incorporated by reference)

4.24	Guarantee Agreement dated as of January 21, 2003 for State Street Capital Trust II between Registrant, as Guarantor, and Bank One Trust Company, N.A., as Guarantee Trustee (filed with the Securities and Exchange Commission as
Exhibit 4.26 to Registrant’s Current Report on Form 8-K dated January 21, 2003 and incorporated by reference)

4.25	Purchase Contract Agreement dated as of January 21, 2003 between Registrant and Bank One Trust Company, N.A., as Purchase Contract Agent (filed with the Securities and Exchange Commission as Exhibit 4.29 to Registrant’s
Current Report on Form 8-K dated January 21, 2003 and incorporated by reference)

4.26	Pledge Agreement dated as of January 21, 2003 among Registrant , Bank One, N.A., as Collateral Agent, Custodial
Agent and Securities Intermediary, and Bank One Trust Company, N.A., as Purchase Contract Agent (filed with the
Securities and Exchange Commission as Exhibit 4.33 to Registrant’s Current Report on Form 8-K dated January 21,
2003 and incorporated by reference)

(Note: Registrant agrees to furnish to the Securities and Exchange Commission upon request a copy of any other instrument with respect to long-term debt of the Registrant and its subsidiaries. Such other instruments are not filed herewith since no such instrument relates to outstanding debt in an amount greater than 10% of the total assets of Registrant and its subsidiaries on a consolidated basis)

10.1	Registrant’s 1989 Stock Option Plan, as amended (filed with the Securities and Exchange Commission as Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1989 and incorporated by reference)

10.2	Registrant’s 1990 Stock Option and Performance Share Plan, as amended (filed with the Securities and Exchange
Commission as Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated by reference)

10.3	Registrant’s Supplemental Executive Retirement Plan, together with individual benefit agreements (filed with the
Securities and Exchange Commission as Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the year ended
December 31, 1991 and incorporated by reference)

State Street Corporation | 97

10.3	A	Amendment No. 1 dated as of October 19, 1995, to Registrant’s Supplemental Executive Retirement Plan (filed with the Securities and Exchange Commission as Exhibit 10.6A to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated by reference)

10.4		Registrant’s 1994 Stock Option and Performance Unit Plan (filed with the Securities and Exchange Commission as
Exhibit 10.17 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated by reference)

10.4	A	Amendment No. 1 dated as of October 19, 1995 to Registrant’s 1994 Stock Option and Performance Unit Plan (filed with the Securities and Exchange Commission as Exhibit 10.13A to Registrant’s Annual Report on Form 10-K for the
year ended December 31, 1995 and incorporated by reference)

10.4	B	Amendment No. 2 dated as of June 20, 1996 to Registrant’s 1994 Stock Option and Performance Unit Plan (filed with the Securities and Exchange Commission as Exhibit 10.7B to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated by reference)

10.4	C	Amendment No. 3 dated as of June 28, 2000 to Registrant’s 1994 Stock Option and Performance Unit Plan, as
amended (filed with the Securities and Exchange Commission as Exhibit 10.1 to Registrant’s Quarterly Report on
Form 10-Q for the quarter ended June 30, 2000 and incorporated by reference)

10.5		Registrant’s Amended and Restated Supplemental Defined Benefit Pension Plan for Senior Executive Officers (filed with the Securities and Exchange Commission as Exhibit 10 to Registrant’s Quarterly Report on Form 10-Q for the
quarter ended June 30, 1998 and incorporated by reference)

10.6		Registrant’s Nonemployee Director Retirement Plan (filed with the Securities and Exchange Commission as
Exhibit 10.22 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated by reference)

10.7		State Street Global Advisors Incentive Plan for 1996 (filed with the Securities and Exchange Commission as Exhibit
10.19 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated by reference)

10.8		Forms of Employment Agreement with Officers (Levels 1, 2, and 3) approved by the Board of Directors on September
1995 (filed with the Securities and Exchange Commission as Exhibit 10.20 to Registrant’s Annual Report on Form 10-K
for the year ended December 31, 1995 and incorporated by reference)

10.9		State Street Global Advisors Equity Compensation Plan (filed with the Securities and Exchange Commission as
Exhibit 10 to Registrant’s Form 10-Q for the quarter ended September 30, 1996 and incorporated by reference)

10.10		Registrant’s Senior Executive Annual Incentive Plan (filed with the Securities and Exchange Commission as
Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated by reference)

10.11		Registrant’s Executive Compensation Trust Agreement dated December 6, 1996 (Rabbi Trust) (filed with the Securities and Exchange Commission as Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for the year ended
December 31, 1996 and incorporated by reference)

10.12		Registrant’s 1997 Equity Incentive Plan (filed with the Securities and Exchange Commission as Exhibit 10.22 to
Registrant’s Form 10-Q for the quarter ended June 30, 1997 and incorporated by reference)

10.12	A	Amendment No. 2 to Registrant’s 1997 Equity Incentive Plan (filed with the Securities and Exchange Commission as Exhibit 10.17 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated by reference)

10.12	B	Amendment No. 3 dated as of April 24, 2000 to Registrant’s 1997 Equity Incentive Plan, as amended (filed with the
Securities and Exchange Commission as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and incorporated by reference)

10.12	C	Amendment No. 4 dated as of June 28, 2000 to Registrant’s 1997 Equity Incentive Plan, as amended (filed with the
Securities and Exchange Commission as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated by reference)

10.12	D	Amendment No. 5 dated as of December 20, 2001 to Registrant’s 1997 Equity Incentive Plan, as amended (filed with the Securities and Exchange Commission as Exhibit 12D to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated by reference)

10.13		Description of 1998 deferred stock awards and issuances in lieu of retainer to non-employee directors (filed with the Securities and Exchange Commission as Exhibit 10.16 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated by reference)

10.14		Description of 1999 deferred stock awards (filed with the Securities and Exchange Commission on page 8 under the heading “Compensation of Directors” of Registrant’s Proxy Statement for the 2000 Annual Meeting and incorporated by reference)

10.15		Description of 2000 deferred stock awards (filed with the Securities and Exchange Commission on page 8 under the heading “Compensation of Directors” of Registrant’s Proxy Statement for the 2001 Annual Meeting and incorporated by reference)

98 | State Street Corporation

10.16	Description of 2001 deferred stock awards (filed with the Securities and Exchange Commission on page 7 under the heading “Compensation of Directors” of Registrant’s Proxy Statement for the 2002 Annual Meeting and incorporated by reference)

10.17	Amended and Restated Deferred Compensation Plan for Directors of State Street Corporation (filed with the
Securities and Exchange Commission as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated by reference)

10.18	Amended and Restated Deferred Compensation Plan for Directors of State Street Bank and Trust Company (filed with the Securities and Exchange Commission as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the
quarter ended March 31, 2000 and incorporated by reference)

10.19	Registrant’s 401(k) Restoration and Voluntary Deferral Plan (filed with the Securities and Exchange Commission as
Exhibit 10 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated by reference)

10.20	Registrant’s Savings-Related Stock Plan for United Kingdom employees (filed with the Securities and Exchange
Commission as Exhibit 99.1 to Registrant’s Registration Statement on Form S-8 filed on September 23, 2002,
Commission File No. 333-100001, and incorporated by reference)

10.21	Compensation agreement with Maureen Scannell Bateman (filed with the Securities and Exchange Commission as
Exhibit 10.21 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated by reference)

10.22	Memorandum of Agreement with Nicholas A. Lopardo (filed with the Securities and Exchange Commission as
Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated by reference)

10.23	Memorandum of agreement of employment of Edward J. Resch, accepted October 16, 2002

11.1	Computation of Earning per Share (information appears in Note 18 to the Notes to the Consolidated Financial
Statements included in Part I, Item 8, “Financial Statements and Supplementary Data”)

12.1	Statement of ratio of earnings to fixed charges

21.1	Subsidiaries of State Street Corporation

23.1	Consent of Independent Auditors

(b)     Reports on Form 8-K

     None

A current report on Form 8-K dated December 19, 2002, was filed by the Registrant on December 27, 2002, with the Securities and Exchange Commission that announced the appointment of Ronald L. Skates to the Board of Directors of the Corporation.

A current report on Form 8-K dated January 10, 2003, was filed by the Registrant on January 10, 2003, with the Securities and Exchange Commission that reported that Registrant planned to offer common stock, SPACES,(SM) and medium-term capital securities.

A current report on Form 8-K dated January 10, 2003, was filed by the Registrant on January 10, 2003, with the Securities and Exchange Commission that announced fourth-quarter diluted earnings per share, net income and revenue.

A current report on Form 8-K dated January 15, 2003, was filed by the Registrant on January 15, 2003, with the Securities and Exchange Commission that announced the Registrant had priced its public offering of shares of common stock, units of SPACES(SM), and floating rate medium-term capital securities.

A current report on Form 8-K dated January 14, 2003, was filed by the Registrant on January 16, 2003, with the Securities and Exchange Commission that announced an Underwriting Agreement, with Goldman, Sachs & Co. and Deutsche Bank Securities Inc., as representatives.

A current report on Form 8-K dated January 17, 2003, was filed by the Registrant on January 17, 2003, with the Securities and Exchange Commission that announced that the underwriters had exercised their over allotment options to purchase additional shares of common stock, additional units of SPACES, and additional floating-rate, medium-term capital securities.

State Street Corporation | 99

A current report on Form 8-K dated January 21, 2003, was filed by the Registrant on January 21, 2003, with the Securities and Exchange Commission that furnished certain exhibits for incorporation by reference into the Registrant’s Form S-3 (File No. 333-98267).

A current report on Form 8-K dated January 31, 2003, was filed by the Registrant on February 5, 2003, with the Securities and Exchange Commission that announced the initial closing of the acquisition by the Registrant of a significant portion of the global securities services business of Deutsche Bank AG.

100 | State Street Corporation

Signatures

Pursuant to the requirement of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, on February 21, 2003, thereunto duly authorized.

STATE STREET CORPORATION

By	/s/ FREDERICK P. BAUGHMAN

FREDERICK P. BAUGHMAN, Senior Vice President, Controller and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 21, 2003 by the following persons on behalf of the registrant and in the capacities indicated.

OFFICERS:

/s/ DAVID A. SPINA	/s/ EDWARD J. RESCH

DAVID A. SPINA,	EDWARD J. RESCH,
Chairman and Chief Executive Officer; Director	Executive Vice President,
Chief Financial Officer

/s/ FREDERICK P. BAUGHMAN

FREDERICK P. BAUGHMAN,
Senior Vice President, Controller
and Chief Accounting Officer

DIRECTORS:
/s/ TENLEY E. ALBRIGHT	/s/ I. MACALLISTER BOOTH

TENLEY E. ALBRIGHT, M.D.	I. MACALLISTER BOOTH

/s/ TRUMAN S. CASNER	/s/ NADER F. DAREHSHORI

TRUMAN S. CASNER	NADER F. DAREHSHORI

/s/ ARTHUR L. GOLDSTEIN	/s/ DAVID P. GRUBER

ARTHUR L. GOLDSTEIN	DAVID P. GRUBER

/s/ LINDA A. HILL	/s/ CHARLES R. LAMANTIA

LINDA A. HILL	CHARLES R. LAMANTIA

/s/ RONALD E. LOGUE	/s/ DENNIS J. PICARD

RONALD E. LOGUE	DENNIS J. PICARD

/s/ ALFRED POE	/s/ RICHARD P. SERGEL

ALFRED POE	RICHARD P. SERGEL

/s/ RONALD L. SKATES	/s/ GREGORY L. SUMME

RONALD L. SKATES	GREGORY L. SUMME

/s/ DIANA CHAPMAN WALSH	/s/ ROBERT E. WEISSMAN

DIANA CHAPMAN WALSH	ROBERT E. WEISSMAN

State Street Corporation | 101

Certifications
I, David A. Spina, certify that:
1.	I have reviewed this annual report on Form 10-K of State Street Corporation;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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
6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 21, 2003

/s/ David A. Spina David A. Spina Chairman and Chief Executive Officer

102 | State Street Corporation

I, Edward J. Resch, certify that:
1.	I have reviewed this annual report on Form 10-K of State Street Corporation;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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
6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 21, 2003

/s/ Edward J. Resch Edward J. Resch Executive Vice President and Chief Financial Officer

State Street Corporation | 103

To my knowledge, this Report on Form 10-K for the year ended December 31, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of State Street Corporation.

By: /s/ David A. Spina

David A. Spina,
Chairman and Chief Executive Officer

Date: February 21, 2003
By: /s/ Edward J. Resch

Edward J. Resch,
Executive Vice President and Chief Financial
Officer

Date: February 21, 2003

104 | State Street Corporation

Exhibit Index

(filed herewith)

10.23	Memorandum of agreement of employment of Edward J. Resch
12.1	Statement of ratio of earnings to fixed charges
21.1	Subsidiaries of State Street Corporation
23.1	Consent of Independent Auditors

State Street Corporation | 105