Form 10-Q
period 2003-03-31
STATE STREET CORP
filed 2003-05-09
CIK 93751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2003

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

Yes  ☒        No  ☐

The number of shares of the Registrant’s Common Stock outstanding on March 31, 2003 was 332,396,028.

STATE STREET CORPORATION

PART I.  ITEM 1.

FINANCIAL STATEMENTS

Consolidated Statement of Income—State Street Corporation (Unaudited)

(Dollars in millions, except per share data) Three months ended March 31,	2003	2002

Fee Revenue:
Servicing fees	$438	$369
Management fees	125	124
Global securities lending	55	64
Foreign exchange trading	72	68
Brokerage fees	30	23
Processing fees and other	70	49

Total fee revenue	790	697
Net Interest Revenue:
Interest revenue	397	524
Interest expense	193	243

Net interest revenue	204	281
Provision for loan losses	—	1

Net interest revenue after provision for loan losses	204	280
Gains on the sales of available-for-sale investment securities	26	4

Total Revenue	1,020	981

Operating Expenses:
Salaries and employee benefits	443	421
Information systems and communications	130	96
Transaction processing services	72	59
Occupancy	71	60
Merger and integration costs	37	—
Other	81	79

Total operating expenses	834	715

Income before income taxes	186	266
Income taxes	90	88

Net Income	$96	$178

Earnings Per Share
Basic	$.29	$.55
Diluted	.29	.54

Average Shares Outstanding (in thousands)
Basic	329,569	323,689
Diluted	332,054	328,999
Cash Dividends Declared Per Share	$.13	$.11

The accompanying notes are an integral part of these financial statements.

PART I.  ITEM 1.

FINANCIAL STATEMENTS (continued)

Consolidated Statement of Condition—State Street Corporation

(Dollars in millions, except per share data)	March 31, 2003	December 31, 2002

	(Unaudited)	(Note1)
Assets
Cash and due from banks	$1,581	$1,361
Interest-bearing deposits with banks	21,007	28,143
Securities purchased under resale agreements and securities borrowed	14,221	17,215
Federal funds sold	1,450	—
Trading account assets	1,316	984
Investment securities (including securities pledged of $15,582 and $10,335)	28,600	28,071
Loans (less allowance of $61 and $61)	4,639	4,113
Premises and equipment	948	887
Accrued income receivable	829	823
Goodwill	1,191	462
Other intangible assets	486	127
Other assets	2,841	3,608

Total Assets	$79,109	$85,794

Liabilities
Deposits:
Noninterest-bearing	$7,026	$7,279
Interest-bearing—U.S.	6,114	9,005
Interest-bearing—Non-U.S.	25,265	29,184

Total deposits	38,405	45,468
Securities sold under repurchase agreements	23,435	21,963
Federal funds purchased	4,690	3,895
Other short-term borrowings	2,004	3,440
Accrued taxes and other expenses	1,991	1,967
Other liabilities	1,917	3,004
Long-term debt	1,616	1,270

Total Liabilities	74,058	81,007

Stockholders’ Equity
Preferred stock, no par: authorized 3,500,000; issued none
Common stock, $1 par: authorized 500,000,000, issued 337,145,000 and 329,992,000	337	330
Surplus	305	104
Retained earnings	4,525	4,472
Accumulated other comprehensive income	94	106
Treasury stock, at cost (4,749,000 and 5,065,000 shares)	(210)	(225)

Total Stockholders’ Equity	5,051	4,787

Total Liabilities and Stockholders’ Equity	$79,109	$85,794

The accompanying notes are an integral part of these financial statements.

PART I. ITEM 1.

FINANCIAL STATEMENTS (continued)

Consolidated Statement of Changes in Stockholders’ Equity—State Street Corporation (Unaudited)

(Dollars in millions, shares in thousands)	Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total
	Shares	Amount				Shares	Amount

Balance at December 31, 2001	329,999	$330	$110	$3,612	$70	6,329	$(277)	$3,845
Comprehensive income:
Net income				178				178
Change in net unrealized gains/losses on available-for-sale securities, net of related taxes of $43					(59)			(59)
Other, net of related tax expense of $2					2			2

Comprehensive income				178	(57)			121
Cash dividends declared—$.11 per share				(35)				(35)
Stock awards and options exercised, including tax benefit of $14	(2)		(8)			(1,581)	71	63
Common stock acquired						2

Balance at March 31, 2002	329,997	$330	$102	$3,755	$13	4,750	$(206)	$3,994

Balance at December 31, 2002	329,992	$330	$104	$4,472	$106	5,065	$(225)	$4,787
Comprehensive income:
Net income				96				96
Change in net unrealized gains/ losses on available-for-sale securities, net of related taxes of $16					(19)			(19)
Foreign currency translation, net of related taxes of $4					8			8
Change in unrealized gains/losses on cash flow hedges, net of related taxes of $1					(1)			(1)

Comprehensive income				96	(12)			84
Cash dividends declared—$.13 per share				(43)				(43)
Common stock issued pursuant to:
January 14, 2003 Registration Statement	7,153		260					260
Impact of the present value of the estimated contract fees payable in respect of SPACES pursuant to January 14, 2003 Registration Statement			(57)					(57)
Stock awards and options exercised, including tax benefit of $2		7	(1)			(373)	16	22
Debt conversion			(1)			(14)	1
Common stock acquired						71	(2)	(2)

Balance at March 31, 2003	337,145	$337	$305	$4,525	$94	4,749	$(210)	$5,051

The accompanying notes are an integral part of these financial statements.

PART I. ITEM 1.

FINANCIAL STATEMENTS (continued)

Consolidated Statement of Cash Flows—State Street Corporation (Unaudited)

(Dollars in millions) Three months ended March 31,	2003	2002

Operating Activities
Net Income	$96	$178
Non-cash charges for depreciation, amortization, provision for loan losses and deferred income taxes	190	236
Securities gains, net	(26)	(4)
Change in trading account assets, net	(332)	(60)
Other, net	(440)	(147)

Net Cash (Used by) Provided by Operating Activities	(512)	203

Investing Activities
Payments for purchases of:
Available-for-sale securities	(13,774)	(4,079)
Held-to-maturity securities	(289)	(293)
Premises and equipment	(98)	(73)
Equity investments and other long-term assets	(10)	(9)
Business acquisitions, net of cash acquired	(1,078)	—

Proceeds from:
Maturities of available-for-sale securities	9,323	3,142
Maturities of held-to-maturity securities	293	304
Sales of available-for-sale securities	3,862	952
Principal collected from lease financing	41	16

Net proceeds from (payments for):
Interest-bearing deposits with banks	7,136	(3,942)
Federal funds sold, resale agreements and securities borrowed	1,544	(1,107)
Loans	(489)	507

Net Cash Provided by (Used by) Investing Activities	6,461	(4,582)

Financing Activities
Proceeds from issuance of:
Treasury stock	10	49
Common Stock/SPACES, net of issuance costs	257	—
Long term debt, net of issuance costs	343	—

Payments for:
Non-recourse debt for lease financing	(64)	(31)
Cash dividends	(43)	(36)

Net (payments for) proceeds from:
Deposits	(7,063)	4,308
Short-term borrowings	831	(765)

Net Cash (Used by) Provided by Financing Activities	(5,729)	3,525

Net Increase (Decrease)	220	(854)
Cash and due from banks at beginning of period	1,361	1,651

Cash and Due From Banks at End of Period	$1,581	$797

The accompanying notes are an integral part of these financial statements.

PART I.  ITEM 1.

FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements—State Street Corporation (Unaudited)

Note 1—Basis of Presentation

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

In the opinion of management, all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the financial position of State Street and subsidiaries at March 31, 2003 and December 31, 2002, its cash flows for the three months ended March 31, 2003 and 2002, and consolidated results of its operations for the three months ended March 31, 2003 and 2002, have been made. Operating results for the three-month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These statements should be read in conjunction with the financial statements and other information included in State Street’s latest annual report on Form 10-K.

The Statement of Condition at December 31, 2002, has been developed from the audited financial statements at that date, but does not include footnotes required by generally accepted accounting principles for complete financial statements.

The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Certain previously reported amounts have been reclassified to conform to the current method of presentation.

Revenue Recognition

Revenues from investment servicing, management, securities lending, foreign exchange trading, brokerage and processing are recognized when earned based on contractual terms and are accrued based on estimates, or are recognized as transactions occur or services are provided, and collectibility is reasonably assured. Revenue on interest-earning assets is recognized based on the effective yield of the financial instrument.

PART I.  ITEM 1.

FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements—State Street Corporation (Unaudited)

Note 1—Basis of Presentation (continued)

Impact of Recent Accounting Announcements

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements of Guarantees, Including Guarantees of Indebtedness of Others.” Accounting requirements became effective January 1, 2003, and require all guarantees and indemnifications within its scope to be recorded at fair value as liabilities, and the maximum possible loss to the Corporation under these guarantees and indemnifications to be disclosed. State Street has indemnifications related to securities lending clients, certain investment guarantee products, credit enhancements and liquidity facilities, and parent company guarantees of subsidiary’s obligations that fall within the scope of this Interpretation. Each of these guarantees, except the parent company guarantees, are collateralized to some extent, which reduces loss exposure to the Corporation. The liabilities associated with these products are not material to the Corporation.

On January 1, 2003, State Street began expensing stock options using the fair value method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. State Street used the prospective transition method afforded under Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment to FASB Statement No. 123. The following table illustrates the effect on net income and earnings per share if the fair value method had been applied to all outstanding and unvested awards in each period.

	Three Months Ended March 31,
(Dollars in millions, except per share data)	2003	2002

Net income, as reported	$96	$178
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(15)	(14)
Pro forma net income	$81	$164
Earnings per share:
Basic—as reported	$.29	$.55
Basic—pro forma	.25	.51
Diluted—as reported	.29	.54
Diluted—pro forma	.24	.50

During the three months ended March 31, 2003, State Street granted 32,000 stock options at a weighted average option price of $37.41 resulting in $249,000 in expense; a total of 283,000 options were exercised during the same period with a weighted average option price of $13.45.

On January 17, 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” FIN 46 effects existing variable interest entities (“VIE”) on July 1, 2003. State Street sells and distributes securities for one type of VIE that is currently not included in the consolidated financial statements of State Street. Assuming no changes to the current structure of these VIEs, State Street will be required to consolidate them in its Consolidated Statement of Condition under this new accounting guidance. These VIEs, which State Street administers, issue asset-backed commercial paper (“ABCP”) that is rated P-1 by Moody’s Investors Service and/or A-1 or better by Standard & Poors. State Street provided these VIEs with administrative support, as well as with liquidity and credit enhancement facilities in the forms of liquidity asset purchase

PART I.  ITEM 1.

FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements—State Street Corporation (Unaudited)

Note 1—Basis of Presentation (continued)

agreements and lines of credit totaling $10.8 billion and standby letters of credit totaling $636 million at March 31, 2003. These ABCP programs have total commercial paper outstanding of $11.1 billion at March 31, 2003. An asset-specific credit enhancement, in the form of over-collateralization or otherwise, from non-State Street transferors, is subordinate to the Corporation’s liquidity and credit enhancement exposure. Potential losses from these VIEs are not expected to materially affect the results of operations of the Corporation; however, consolidation of these VIEs would cause the Corporation and State Street Bank to deleverage the size of their balance sheets to maintain their regulatory Tier 1 leverage ratio requirements.

On April 30, 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 amends certain other existing pronouncements. SFAS No. 149 is effective on a prospective basis for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. State Street is assessing the impact of this standard on its financial position and results of operations.

Note 2—Acquisition

On January 31, 2003, State Street completed the primary closing of its acquisition of a substantial part of the global securities service business (“GSS business”) of Deutsche Bank AG for approximately $1.1 billion. In the period ending on the one-year anniversary of the closing, State Street will make additional payments of up to an estimated €360 million, based upon performance of the acquired businesses.

State Street financed $595 million of the initial purchase price through issuance of equity, equity-related and capital securities to the public under an existing shelf registration statement. In January 2003, State Street issued $284 million, or 7.2 million shares of common stock, $345 million, or 1.7 million units of SPACES (see Note 15), and $345 million of floating-rate, medium-term capital securities due 2008 (see Note 6), a portion of which was used to finance the acquisition. The remainder of the purchase price was financed using existing resources.

The acquisition was accounted for under the purchase method of accounting, in accordance with SFAS No. 141, Business Combinations. The purchase price of $1.1 billion was allocated as follows: goodwill $724 million, customer relationship intangible $363 million, capitalized software $28 million and other tangible assets $14 million. The customer relationship intangible asset is amortized on a straight-line basis over fifteen years. The software is amortized on a straight-line basis over five years. The results of the GSS acquisition are included in the accompanying statement of operations for the period from February 1, 2003 through March 31, 2003.

In connection with the acquisition, State Street expects to reduce its overall workforce primarily in the United States, over a 12-18 month period beginning in June 2003, by approximately 1,000 employees. Severance costs of $22 million and transaction costs of $22 million related to these activities were accrued as a liability in conjunction with recording the initial purchase of GSS, and were capitalized as part of the goodwill allocated with the GSS business. Additionally, State Street incurred $37 million of merger and integration costs in the first quarter of 2003. These one-time expenses consisted primarily of costs for employee retention, systems conversion costs and consulting services.

PART I.  ITEM 1.

FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements—State Street Corporation (Unaudited)

Note 3—Investment Securities

Available-for-sale securities and held-to-maturity securities consisted of the following as of the dates indicated:

(Dollars in millions)	March 31, 2003				December 31, 2002
	Amortized Cost	Unrealized		Fair Value	Amortized Cost	Unrealized		Fair Value
		Gains	Losses			Gains	Losses

Available for sale:
U.S. Treasury and federal agencies	$17,356	$89	$4	$17,441	$15,665	$97	$2	$15,760
State and political subdivisions	1,917	36	6	1,947	1,992	35	9	2,018
Asset-backed securities	5,636	77	27	5,686	4,205	88	17	4,276
Collateralized mortgage obligations	1,131	2	7	1,126	546	3	1	548
Other debt investments	549	3	—	552	695	8	—	703
Money market mutual funds	147	—	—	147	3,057	—	—	3,057
Other equity securities	190	1	28	163	197	—	31	166

Total	$26,926	$208	$72	$27,062	$26,357	$231	$60	$26,528

Held to maturity:
U.S. Treasury and federal agencies	$1,341	$10		$1,351	$1,327	$13		$1,340
Other investments	197	—		197	216	—		216

Total	$1,538	$10		$1,548	$1,543	$13		$1,556

During the three months ended March 31, 2003, there were gross gains of $26 million and gross losses of less than a million realized in the sales of available-for-sale securities. During the three months ended March 31, 2002, there were gross gains of $7 million and gross losses of $3 million realized on the sales of available-for-sale securities.

Note 4—Allowance for Loan Losses

State Street establishes an allowance for loan losses to absorb probable credit losses. Changes in the allowance for loan losses were as follows:

(Dollars in millions)	Three Months Ended March 31,
	2003	2002

Balance at beginning of period	$61	$58
Provision for loan losses	—	1
Recoveries	—	2

Balance at end of period	$61	$61

PART I.  ITEM 1.

FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements—State Street Corporation (Unaudited)

Note 5—Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2003, are as follows:

	For the Three Months Ended March 31,
(Dollars in millions)	Investment Servicing	Investment Management	Total

Balance at beginning of period	$252	$210	$462
Additions to goodwill	730	—	730
Translation adjustments	(1)	—	(1)

Balance at end of period	$981	$210	$1,191

The gross carrying amount and accumulated amortization of other intangible assets as of March 31, 2003, is as follows:

(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Other intangible assets:
Customer lists(1)	$496	$(12)	$484
Other	2	—	2

Total	$498	$(12)	$486

(1)	Approximately $363 million of customer list intangibles with an amortization period of 15 years were recorded in January 2003 related to the acquisition of GSS. See Note 2 for further details.

Amortization expense related to other intangible assets was $6 million for the three months ended March 31, 2003. State Street expects to amortize approximately $33 million per year through the year 2007 related to intangible assets currently held.

Note 6—Long-term Debt

In January 2003, in connection with its acquisition of the GSS business (see Note 2), State Street issued $345 million of floating-rate, medium-term capital securities due 2008.

The floating rate capital securities were issued at LIBOR plus 50 basis points, and are subject to mandatory redemption on December 15, 2005, provided certain regulatory requirements are met, and otherwise are due on February 15, 2008. Issuance costs associated with the offering of approximately $2 million were deferred and are amortized over the term of the floating rate capital securities. Amortization expense for the period ended March 31, 2003 was less than $1 million. Upon closing of this transaction in January 2003, $469 million of State Street’s shelf registration was available for further issuance.

Note 7—Processing Fees and Other

Processing fees and other revenue includes fees received from Deutsche Bank representing amounts earned on client deposits of the GSS business that have not yet moved to State Street, fees from software licensing and maintenance, loans, investment banking, structured products, profits or losses from joint ventures, gains and losses on sales of leased equipment and other assets, other trading profits and losses, amortization of investments in tax-advantage financings, and the residual interest from a variable interest entity.

PART I.  ITEM 1.

FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements—State Street Corporation (Unaudited)

Note 8—Net Interest Revenue

Net interest revenue consisted of the following:

	Three Months Ended March 31,
(Dollars in millions)	2003	2002

Interest Revenue
Deposits with banks	$125	$161

Investment securities:
U.S. Treasury and federal agencies	96	112
State and political subdivisions (exempt from federal tax)	17	17
Other investments	66	78
Commercial and financial loans	14	24
Lease financing	23	28
Securities purchased under resale agreements, securities borrowed and federal funds sold	51	96
Trading account assets	5	8

Total interest revenue	397	524

Interest Expense
Deposits	100	111
Other borrowings	76	111
Long-term debt	17	21

Total interest expense	193	243

Net interest revenue	$204	$281

Note 9—Operating Expenses—Other The other category of operating expenses consisted of the following:

	Three Months Ended March 31,
(Dollars in millions)	2003	2002

Professional services	$20	$21
Advertising and sales promotion	11	13
Other	50	45

Total operating expenses—other	$81	$79

Note 10—Income Taxes

During the three months ended March 31, 2003, State Street recorded a one-time tax charge related to Massachusetts tax legislation. This legislation retroactively amended the corporate income tax law affecting the treatment of dividends received from Real Estate Investment Trusts (REITs) for the 1999-2002 tax years. This charge was $25 million net of federal benefit. State Street’s estimated full-year tax rate for 2003 is 37.6%, excluding the impact of the REITs.

PART I.  ITEM 1.

FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements—State Street Corporation (Unaudited)

Note 11—Regulatory Capital

The regulatory capital amounts and ratios were the following at March 31, 2003, and December 31, 2002:

	Regulatory Guidelines(1)		State Street		State Street Bank
(Dollars in millions)	Minimum	Well Capitalized	2003	2002	2003	2002

Risk-based ratios:
Tier 1 capital	4%	6%	17.1%	17.1%	15.4%	16.4%
Total capital	8	10	18.1	18.0	15.5	16.5

Tier 1 leverage ratio	3	5	5.6	5.6	5.5	5.7

Tier 1 capital			$4,268	$4,727	$3,748	$4,449
Total capital			4,514	4,975	3,774	4,476

Adjusted risk-weighted assets and market-risk equivalents:
On-balance sheet			$17,085	$19,382	$16,528	$18,857
Off-balance sheet			7,538	7,925	7,543	7,930
Market-risk equivalents			306	342	266	317

Total			$24,929	$27,649	$24,337	$27,104

Quarterly average adjusted assets			$75,753	$84,031	$68,714	$77,563

(1)	State Street must meet the regulatory designation of “well capitalized” in order to maintain its status as a financial holding company. In addition, Regulation Y defines “well capitalized” for a bank holding company such as State Street for the purpose of determining eligibility for a streamlined review process for acquisition proposals. For such purposes, “well capitalized” requires State Street to maintain a minimum Tier 1 risk-based capital ratio of 6% and a minimum total risk-based capital ratio of 10%.

Note 12—Lines of Business

The following is a summary of the lines of business financial results for the three months ended March 31:

	Investment Servicing		Investment Management		Business Divestiture(1)		Other/ One-Time(2)		Total
(Dollars in millions, except where otherwise noted; taxable equivalent)	2003	2002	2003	2002	2003	2002	2003	2002	2003	2002

Total Revenue	$871	$803	$149	$154		$24			$1,020	$981
Income before income taxes	203	239	20	18		9	$(37)		186	266
Average assets (billions)	75.8	74.0	1.9	1.9		0.6			77.7	76.5

(1)	Results of operations of the corporate trust operations divestiture.
(2)	Merger and integration expenses.

PART I.  ITEM 1.

FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements—State Street Corporation (Unaudited)

Note 13—Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
(Dollars in millions, except per share data; shares in thousands)	2003	2002

Net Income	$96	$178
Earnings per share:
Basic	$.29	$.55
Diluted	.29	.54
Basic average shares	329,569	323,689
Stock options and stock awards	2,336	4,908
7.75% convertible subordinated debentures	149	402

Dilutive average shares	332,054	328,999

Stock options to purchase approximately 19.3 million and 2.0 million shares were outstanding at March 31, 2003 and 2002, respectively, but not included in the computation of diluted earnings per share because the stock options’ exercise prices were greater than the average market price during the period.

Note 14—Contingent Liabilities

State Street provides custody, accounting, daily pricing and administration; master trust and master custody; investment management; trustee and recordkeeping; foreign exchange; securities lending; cash management; trading; and information services to clients worldwide. Assets under custody and assets under management are held by State Street in a fiduciary or custodial capacity and are not included in the Consolidated Statement of Condition because such items are not assets of State Street. Management conducts regular reviews of its responsibilities for these services and considers the results in preparing its financial statements. In the opinion of management, there are no contingent liabilities at March 31, 2003, that would have a material adverse effect on State Street’s financial position or results of operations.

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

Note 15—Off-Balance Sheet Financial Instruments, Including Derivatives

State Street uses various off-balance sheet financial instruments, including derivatives. The following table summarizes the contractual or notional amounts of derivative financial instruments held or issued by State Street for trading and balance sheet management:

(Dollars in millions)	March 31, 2003	December 31, 2002

Trading:
Interest rate contracts:
Swap agreements	$4,897	$3,847
Options and caps purchased	355	351
Options and caps written	491	483
Futures—short position	17,815	15,078
Options on futures purchased	20	—
Options on futures written	20	—

Foreign exchange contracts:
Forward, swap and spot	265,299	227,782
Options purchased	278	350
Options written	163	136
Futures	—	409

Balance Sheet Management:
Interest rate contracts:
Swap agreements	1,823	2,020

In connection with its interest rate risk management strategies, State Street has executed interest rate swap agreements with a notional value of $1.1 billion at March 31, 2003, designated as fair value hedges to hedge the changes in the fair value of certain securities. For the three months ended March 31, 2003, State Street recognized net pre-tax losses of approximately $1 million, which represented the ineffective portion of the hedge.

State Street has designated interest rate swaps with a notional value of $150 million as cash flow hedges to its floating rate debt. These interest rate swaps constitute a fully effective hedge. In addition, State Street entered into interest rate swaps with a notional value of $500 million effective February 20, 2002, a notional value of $50 million effective June 11, 2002, and a notional value of $50 million effective July 9, 2002, designated as fair value hedges to hedge certain of its fixed rate debt issuances. The fair value hedge swaps increased the value of long-term debt presented in the Statement of Condition by $57 million. For the three months ended March 31, 2003, the Corporation’s overall weighted average interest rate for long-term debt was 6.14% on a contractual basis and 4.45% including the effects of derivative contracts.

In January 2003, in connection with its acquisition of the GSS business (see Note 2), State Street issued $345 million, or 1.7 million units, of SPACES. SPACES are collateralized, forward purchase contract units for additional shares of common stock of State Street. Each SPACES has a stated amount of $200 and consists of PACES, a fixed-share purchase contract and treasury securities, and COVERS, a variable-share repurchase contract. The SPACES investors will receive total annual payments of 6.75% on the units, payable quarterly, consisting of an annual 4.00% contract payment on the COVERS, an annual 0.75% contract payment on the PACES and a 2.00% annual return on the underlying treasury securities. These payments, the present value of which totaled $45 million, were treated as a cost of capital and debited against surplus upon issuance. State Street will receive the proceeds of $345 million and issue common stock upon settlement on November 15, 2005, of the fixed share purchase contracts underlying the SPACES units.

PART I.  ITEM 1.

FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements—State Street Corporation (Unaudited)

Note 15—Off-Balance Sheet Financial Instruments, Including Derivatives (continued)

The following is a summary of the contractual amount of State Street’s credit-related, off-balance sheet financial instruments:

(Dollars in millions)	March 31, 2003	December 31, 2002

Indemnified securities on loan	$149,078	$131,991
Asset purchase agreements	14,635	14,044
Loan commitments	12,464	12,499
Standby letters of credit	3,276	3,252
Letters of credit	37	106

On behalf of its clients, State Street lends their securities to creditworthy brokers and other institutions. In certain circumstances, State Street may indemnify its clients for the fair market value of those securities against a failure of the borrower to return such securities. State Street requires the borrowers to provide collateral in an amount equal to or in excess of 102% of the fair market value of the securities borrowed. The borrowed securities are revalued daily to determine if additional collateral is necessary. State Street held, as collateral, cash and U.S. government securities totaling $155.3 billion and $134.6 billion for indemnified securities on loan at March 31, 2003, and December 31, 2002, respectively.

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

State Street provides liquidity and credit enhancement facilities in the forms of liquidity asset purchase agreements, lines of credit, and standby letters of credit to two types of variable interest entities (“VIEs”). One type, which State Street administers, issues asset-backed commercial paper (“ABCP”). At March 31, 2003 and 2002, State Street’s commitments under liquidity asset purchase agreements and lines of credit to these VIEs were $10.8 billion and $7.5 billion, respectively, and standby letters of credit were $636 million and $674 million, respectively, none of which were utilized. Amounts committed, but used, under the liquidity asset purchase agreements, lines of credit and standby letters of credit that State Street provides to these VIEs are included in the table above. Asset performance deterioration may cause the asset risk to shift from the ABCP investors to State Street as the liquidity provider for the asset as the VIE may need to repay maturing commercial paper by drawing the liquidity facilities (see Note 1).

For a second type of VIE, structured as a qualified special purpose entity in accordance with accounting principles generally accepted in the United States, State Street distributes and sells equity interests in tax-exempt investment-grade assets that are primarily sold to mutual fund clients. State Street provides liquidity asset purchase agreements to these entities. These liquidity asset purchase agreements obligate State Street to buy the equity interests in the underlying portfolio at par, which approximates market value, in the event that the

PART I.  ITEM 1.

FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements—State Street Corporation (Unaudited)

Note 15—Off-Balance Sheet Financial Instruments, Including Derivatives (continued)

re-marketing agent is unable to place the equity interests of the VIE with investors. The liquidity asset purchase agreements are subject to early termination by State Street in the event of payment default, bankruptcy of the issuer or credit enhancement provider, taxability, or downgrade of an asset below investment grade. State Street’s liquidity asset purchase agreements to these VIEs were $1.2 billion and $1.6 billion at March 31, 2003 and 2002, respectively, none of which were utilized.

Independent Accountants’ Review Report

The Stockholders and Board of Directors

State Street Corporation

We have reviewed the accompanying consolidated statement of condition of State Street Corporation as of March 31, 2003, and the related consolidated statements of income changes in stockholders’ equity and cash flows for the three-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated statement of condition of State Street Corporation as of December 31, 2002, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the year then ended (not presented herein) and in our report dated January 10, 2003, except for Note 25, as to which the date is January 31, 2003, we expressed an unqualified opinion on those consolidated financial statements.

ERNST & YOUNG LLP

Boston, Massachusetts

April 14, 2003

PART I.  ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

State Street prepares and reports its financial information in accordance with accounting principles generally accepted in the United States (“Reported” results). The first quarter 2003 financial information includes two months of financial operating results of the newly acquired Global Securities Services business (“GSS business”), the financing costs attributable to the acquisition, merger and integration costs attributable to the acquisition, and the impact of certain Massachusetts tax legislation. The first quarter of 2002 financial information includes the operating results of the divested corporate trust business.

Condensed Income Statement

	Three Months Ended March 31,
(Dollars in millions, except per share data)	2003	2002	$ Change	% Change

Reported Results
Fee revenue:
Servicing fees	$438	$369	$69	19
Management fees	125	124	1	1
Global securities lending	55	64	(9)	(14)
Foreign exchange trading	72	68	4	7
Brokerage fees	30	23	7	29
Processing fees and other	70	49	21	40

Total fee revenue	790	697	93	13
Net interest revenue	204	281	(77)	(27)
Provision for loan losses	—	(1)

Net interest revenue after provision for loan losses	204	280	(76)	(27)
Gains on sales of available-for-sale investment securities	26	4	22

Total revenue	1,020	981	39	4

Operating expenses:
Salaries and employee benefits	443	421	22	5
Information systems and communications	130	96	34	36
Transaction processing services	72	59	13	22
Occupancy	71	60	11	19
Merger and integration costs	37	—	37
Other	81	79	2	3

Total operating expenses	834	715	119	17

Income before income taxes	186	266	(80)
Income taxes	90	88	2

Net income	$96	$178	$(82)	(46)

Earnings per share:
Basic	$.29	$.55	$(.26)	(47)
Diluted	.29	.54	(.25)	(46)

PART I.  ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

In order to provide information on a comparable basis from period to period and to assist stockholders, analysts, other external parties and management in analyzing the financial results and trends of its ongoing businesses and operations, supplemental financial results on a “Baseline” results basis is presented below. In the Management’s Discussion and Analysis of Financial Condition and Results of Operations section that follows, the discussion will reference “Baseline” results, “GSS Contribution” results, and “Operating” results. These terms are defined as follows:

•	“Baseline” results are “Operating” results excluding “GSS Contribution,” and are presented on a taxable-equivalent basis

•	“GSS contribution” results are the revenue and expenses, including financing costs, attributable to the GSS business acquired January 31, 2003.

•	“Operating” results are “Reported” results excluding significant charges, merger and integration costs, and results of divested businesses, and are presented on a taxable-equivalent basis.

Supplemental Financial Information

	Three Months Ended March 31, 2003
(Dollars in millions, except per share data)	Baseline Results	GSS Contribution		Operating Results	Other		Reported Results

Income Statement—Baseline Reconciliation—Q1 2003
Fee Revenue:
Servicing fees	$380	$58		$438			$438
Management fees	122	3		125			125
Global securities lending	45	10		55			55
Foreign exchange trading	67	5		72			72
Brokerage fees	30			30			30
Processing fees and other	50	20		70			70

Total fee revenue	694	96		790			790
Net interest revenue	221	(4)		217	$(13	)(1)	204
Provision for loan losses

Net interest revenue after provision for loan losses	221	(4)		217	(13)		204
Gains on sales of available-for-sale investment securities	26			26			26

Total revenue	941	92		1,033	(13)		1,020

Operating expenses:
Salaries and employee benefits	408	35		443			443
Information systems and communications	100	30		130			130
Transaction processing services	65	7		72			72
Occupancy	64	7		71			71
Merger and integration costs					37		37
Other	68	13		81			81

Total operating expenses	705	92		797	37		834

Income before income taxes	236			236	(50)		186
Income taxes	78			78	12	(2)	90
Taxable-equivalent adjustment	13			13	(13	)(1)

Net income	$145	$—		$145	$(49)		$96

Earnings Per Share—Diluted	$.46	$(.02	)(3)	$.44	$(.15)		$.29

(1)	Taxable-equivalent adjustment.
(2)	Reflects the previously announced effect of certain Massachusetts tax legislation which results in an expense of $25 million, and the tax benefit associated with the merger and integration costs ($13 million).
(3)	The ($.02) dilution is due to changes in shares outstanding attributable to the acquisition.

PART I.  ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

Supplemental Financial Information

	Three Months Ended March 31, 2002
(Dollars in millions, except per share data)	Baseline Results	Corp Trust Results	Other(1)	Reported Results

Income Statement—Baseline Reconciliation—Q1 2002
Fee revenue:
Servicing fees	$349	$20		$369
Management fees	124			124
Global securities lending	64			64
Foreign exchange trading	68			68
Brokerage fees	23			23
Processing fees and other	48	1		49

Total fee revenue	676	21		697
Net interest revenue	293	3	$(15)	281
Provision for loan losses	(1)			(1)

Net interest revenue after provision for loan losses	292	3	(15)	280
Gains on sales of available-for-sale investment securities	4			4

Total revenue	972	24	(15)	981

Operating expenses:
Salaries and employee benefits	413	8		421
Information systems and communications	94	2		96
Transaction processing services	58	1		59
Occupancy	59	1		60
Other	76	3		79

Total operating expenses	700	15		715

Income before income taxes	272	9	(15)	266
Income taxes	85	3		88
Taxable-equivalent adjustment	15		(15)	—

Net income	$172	$6	$—	$178

Earnings Per Share—Diluted	$.52	$.02	$—	$.54

(1)	Taxable-equivalent adjustment.

PART I.  ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

Supplemental Financial Information

	Three Months Ended March 31,
(Dollars in millions, except per share data)	2003	2002	$ Change	% Change

Income Statement—Baseline(1)
Fee revenue:
Servicing fees	$380	$349	$31	9
Management fees	122	124	(2)	(1)
Global securities lending	45	64	(19)	(30)
Foreign exchange trading	67	68	(1)	(1)
Brokerage fees	30	23	7	29
Processing fees and other	50	48	2	5

Total fee revenue	694	676	18	3
Net interest revenue	221	293	(72)	(24)
Provision for loan losses	—	(1)

Net interest revenue after provision for loan losses	221	292	(71)	(24)
Gains on sales of available-for-sale investment securities	26	4	22

Total revenue	941	972	(31)	(3)

Operating expenses:
Salaries and employee benefits	408	413	(5)	(1)
Information systems and communications	100	94	6	6
Transaction processing services	65	58	7	12
Occupancy	64	59	5	11
Other	68	76	(8)	(10)

Total operating expenses	705	700	5	1

Income before income taxes	236	272	(36)	(13)
Income taxes	78	85
Taxable-equivalent adjustment	13	15

Net income	$145	$172	$(27)	(16)

Earnings per share—Diluted	$.46	$.52	$(.06)	(12)

(1)	As defined and reconciled to reported results on earlier schedules.

Summary

State Street’s reported earnings in the first quarter of 2003 were $96 million or $.29 per share, down from $178 million or $.54 per share for the first quarter of 2002. The results for the first quarter of 2003 include two months of financial operating results of the newly acquired GSS business, the financing costs attributable to the acquisition, merger and integration costs attributable to the acquisition, and the impact of certain Massachusetts tax legislation. These items reduced earnings by $49 million or $.17 per share. The results for the first quarter of 2002 include the operating results of the recently divested corporate trust business equal to $6 million or $.02 of earnings per share.

On a comparable Baseline basis, which excludes the financial operating results of the newly acquired GSS business, the financing costs attributable to the acquisition, merger and integration costs attributable to the acquisition, and the impact of certain Massachusetts tax legislation in the first quarter of 2003 and excludes the impact of the operating results of the recently divested corporate trust business in the first quarter of 2002, the

PART I.  ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

Baseline earnings were $145 million or $.46 per share in the first quarter of 2003 and $172 million or $.52 per share in the first quarter of 2002. The decline in Baseline results in 2003 is primarily due to lower net interest revenue, reflecting the continuing decline in interest rates and narrower interest rate spreads.

Total Revenue

In the first quarter of 2003, total reported revenue was $1,020 million, up $39 million, or 4%, compared to $981 million a year ago and included revenue from the GSS business acquisition of $96 million. On a Baseline results basis, total revenue was $941 million compared to $972 million in 2002, a decrease of $31 million primarily reflecting lower net interest revenues of $71 million, reflecting the continuing decline in interest rates and narrower interest rate spreads.

Fee Revenue

Fee revenue, as reported for the first quarter of 2003, was $790 million, up $93 million, from 2002, which included $21 million of fee revenue attributable to the divested corporate trust business. The increase in revenue is due to $96 million of revenue from the acquired GSS business. Servicing and management fees are the largest components of fee revenue. Combined, they comprise 71% of State Street’s total fee revenue. Servicing and management fees are a function of several factors, including the mix and volume of assets under custody and assets under management, securities positions held, and volume of portfolio transactions, as well as types of products and services used by clients. Servicing and management fees are affected by changes in worldwide equity and fixed income valuations. In general, servicing fees are affected by changes in daily average valuations of assets under custody, and management fees are affected by changes in month-end valuations of assets under management. Management fee revenue is significantly more sensitive to market valuations than servicing fee revenue. State Street estimates, that a 10% increase or decrease in worldwide equity values would cause a corresponding change in State Street’s total revenue of approximately 2%. Similarly, as bond values worldwide increase or decrease by 10%, State Street would anticipate a corresponding change of approximately 1% in its total revenue.

	Daily Averages of Indices			Average of Month-End Indices
Index	March 31, 2003	March 31, 2002	Change	March 31, 2003	March 31, 2002	Change

S&P 500®	861.1	1,132.2	(24)%	848.3	1,128.1	(25)%
NASDAQ®	1,351.4	1,882.8	(28)	1,333.2	1,837.0	(27)
MSCI® EAFE	911.6	1,123.8	(19)	890.3	1,116.0	(20)

Servicing fees are derived from custody, accounting, daily pricing and administration; master trust and master custody; trustee and recordkeeping; performance, risk and compliance analytics, and investment manager operations outsourcing. Servicing fees for the first quarter of 2003 were $438 million, up $69 million from the reported $369 million in the first quarter of 2002. The increase was primarily attributable to the servicing fee revenue generated by the GSS business acquisition of $58 million. The remaining increase was attributable to business gained through an acquisition in July 2002 and new business from new and existing clients, which more than offset the constraint imposed by the decline in comparable daily average equity market valuations noted above.

At March 31, 2003, total assets under custody were $7.9 trillion, including $1.9 trillion attributable to the GSS business. The value of assets under custody is a broad measure of the relative size of various markets served. Changes to the value of assets under custody do not result in proportional changes in revenue. State Street uses relationship pricing for clients who take advantage of multiple services. Many services are priced on factors

PART I.  ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

other than asset values, including the mix of assets under custody, securities positions held, portfolio transactions, and types of products and services. For the GSS business portfolio for the first two months following the acquisition, the pricing reflects terms and services at the date of acquisition.

Management fees from investment management services, primarily delivered through State Street Global Advisors®, were $125 million, compared to $124 million a year ago. Fees from the acquired GSS business added $3 million to management fees. Management fees reflected continued new business success, which largely offset the effects of significantly lower month-end average equity market valuations from a year ago as noted in the table above. Total assets under management were $788 billion, compared to $808 billion a year previously. The following table shows the change in assets under management since year-end:

(Dollars in billions) Assets Under Management

December 31, 2002	$763
Net inflows from clients	42
Market appreciation (depreciation)	(17)

March 31, 2003	$788

Commencing with the first quarter of 2003, securities lending revenue previously included in both servicing fees and management fees is presented as a separate revenue item. Prior period results have been adjusted to reflect this presentation. Securities lending revenue was $55 million in the quarter, compared to $64 million the previous year. Securities lending fees from the acquired GSS business added $10 million to securities lending revenue. Excluding this acquisition revenue, the decline in securities lending reflects narrower interest-rate spreads due to a less favorable interest-rate environment compared to a year ago, which more than offset growth in volume of securities on loan.

Foreign exchange trading revenue was $72 million for the quarter compared to $68 million a year ago. Foreign exchange fees from the acquired GSS business added $5 million to foreign exchange lending. Excluding this revenue, foreign exchange trading revenue reflected relatively low average currency volatility in the quarter.

Brokerage fee revenues were $30 million compared to $23 million a year ago, driven by significantly higher equity trading volumes.

Processing fees and other revenue, which includes certain fees from Deutsche Bank related to the GSS business, profits and losses from joint ventures and other items, was $70 million in the quarter compared to $49 million a year ago. This increase was due to $20 million of fee revenue from the acquired GSS business. Until customers and their related deposits are converted to State Street systems, Deutsche Bank is making payments in consideration of revenue earned from GSS client deposits. These deposits will transfer to State Street when the custody business is converted, over the next several quarters.

PART I.  ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

Net Interest Revenue

Net interest revenue for the first quarter of 2003 was $204 million, down from $281 million in the first quarter of 2002. State Street provides repurchase agreements and deposit services for clients’ investment activities, which generate net interest revenue.

	Three Months Ended March 31,
	2003		2002
(Dollars in millions)	Average Balance	Rate(1)	Average Balance	Rate(1)

Interest-earning assets	$69,705	2.39%	$71,145	3.07%
Interest-bearing liabilities	61,456	1.27	62,779	1.58

Excess of rate earned over rate paid		1.12%		1.49%

Net Interest Margin		1.27%		1.69%

(1)	Rates are calculated on a taxable-equivalent basis where the tax savings generated by tax-exempt investments is recorded as net interest revenue with a corresponding charge to income tax expense. Tax savings are computed using a federal income tax rate of 35%, adjusted for applicable state income taxes, net of the related federal tax benefit.

Net interest revenue was $204 million, a decline of $77 million, or 27%, from a year ago. Lower yields on assets, reflecting the continuing decline in interest rates, drove the decrease in net interest revenue. Net interest margin for the three months ended March 31, 2003, was 1.27%, compared to 1.69% for the comparable period in 2002. Rates earned in excess of rates paid decreased by 37 basis points year-over-year. Lower yields on assets, as maturing assets were reinvested at the lower market rates, combined with a reduction in the size of the balance sheet were responsible for the change. The first quarter of 2003 was an unusually challenging interest-rate environment. Average spreads between overnight and two-year rates were 40 basis points during the quarter, compared to 145 basis points a year ago. This flattening in the short end of the yield significantly limited opportunities to leverage the balance sheet and served to reduce net interest revenue. Net interest revenue in the first quarter of 2002 was very strong, reflecting the residual effect of eleven reductions in the targeted federal funds rate in 2001.

Gains of Sales of Available-for-Sale Securities

State Street realized securities gains of $26 million in the first quarter of 2003, up $22 million from the first quarter of last year. This increase was due to State Street taking advantage of continuing low market yields on fixed-income securities as average yields on the two-year Treasury Note dropped from 3.21% in the first quarter of 2002 to 1.65% in this year’s first quarter.

Operating Expenses

Operating expenses for the first quarter of 2003 were $834 million, up $119 million, or 17%, from $715 million a year ago. This includes $92 million of expenses related to the GSS business acquisition. Excluding GSS expenses in the first quarter of 2003 and expenses related to the divested corporate trust business in the first quarter of 2002, expenses increased $5 million, or less than 1%.

Salaries and employee benefits expenses increased $22 million to $443 million, including $35 million of costs from the addition of approximately 2,800 employees due to the acquisition of the GSS business in January 2003. Excluding the impact of the GSS business in 2003 and the corporate trust business in 2002, salaries and employee benefits were down $5 million as a result of reduced contract services and lower incentive compensation expense, which more than offset prior-year merit increases and higher benefits costs in 2003.

PART I.  ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

Information systems and communications expense increased $34 million to $130 million, including $30 million in GSS information systems costs. Excluding GSS business costs in 2003 and corporate trust expenses in 2002, information systems and communication expenses increased by $6 million due to continued investment in core processing capabilities including costs related to our acquisition of IFS in the third quarter of 2002.

Transaction processing services expense increased $13 million to $72 million, including $7 million in GSS transaction processing costs. The remainder of the increase in costs was driven by higher trading volumes in our brokerage business, resulting from growth in our transition management business.

Occupancy expense increased $11 million to $71 million, including $7 million in facilities costs from the GSS acquisition. The remaining expense increase was due to rent escalations and higher insurance costs.

Merger and integration costs totaled $37 million for the quarter. These expenses consisted primarily of retention costs for employees associated with the GSS acquisition who will stay until customers have converted to State Street systems. Also included are professional fees and systems integration costs incurred to date.

Other operating expenses in the first quarter of 2003 increased $2 million to $81 million. The increase included $13 million of costs from GSS operations, including $4 million of amortization costs related to intangible assets acquired. Excluding the GSS costs, other expenses decreased due to continued cost control measures.

State Street currently has two expense reduction programs in place. The first program relates to maximizing cost synergies related to the GSS acquisition. State Street expects to generate $125-$150 million pre-tax cost savings in 2003 through its integration plan, which is expected to be substantially complete over the next 12-18 months. State Street expects to reduce its overall workforce relating to the GSS business integration, primarily in the U.S., over a 12-18 month period beginning in June 2003, by approximately 1,000 employees. Under the integration plan, GSS operations will be transitioned to State Street’s U.S. servicing platforms in Quincy, Massachusetts and Kansas City, Missouri from facilities in Jersey City, New Jersey and Nashville, Tennessee.

The second expense reduction program announced on April 10, 2003, relates to actions that will reduce State Street’s operating expenses by approximately $125 million for the remainder of 2003 compared to its first-quarter baseline run rate. These expense reductions, which are in addition to the GSS expense reductions, will be phased in during the second quarter of 2003. The two components of this program include bringing down directly controllable expenses and additional staff reductions of up to 1,800 people.

Income Taxes

Income taxes for the first quarter of 2003 were $90 million, up from $88 million in the first quarter of last year. Taxes for the first quarter of 2003 include a one-time $25 million after-tax charge resulting from newly-enacted Massachusetts tax legislation that retroactively disallowed State Street’s dividends-received deduction for dividends received from its REIT subsidiary.

State Street’s estimated full-year tax rate for 2003 without the effect of the Massachusetts tax law change is 35%. Adding the effect of the one-time charge for the Massachusetts tax law change would increase the rate from 35% to 37.6%.

GSS Acquisition and Integration

On January 31, 2003, State Street completed the primary closing of its acquisition of a substantial part of the global securities services business (“GSS business”) from Deutsche Bank AG. Under the terms of the definitive agreements, first announced on November 5, 2002, State Street’s initial payment to Deutsche Bank for all

PART I.  ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

business units to be acquired was approximately $1.1 billion. A separate closing of business units in Italy and Austria, will be held upon receipt of applicable regulatory approvals. In the period ending on the one-year anniversary of the closing, State Street will make additional payments of up to an estimated €360 million, based upon performance of the acquired business. The merger and integration costs associated with the acquisition are expected to be $90-$110 million on a pre-tax basis, with $37 million recorded in the first quarter of 2003 and the balance to be recorded over the next three quarters. The GSS business had approximately $1.9 trillion of assets under custody at March 31, 2003, and contributed $96 million of fee revenue in the first quarter, including $58 million of servicing fees, $3 million of management fees, $10 million of securities lending revenue, and $5 million of foreign exchange trading revenue. Deutsche Bank compensated State Street with $20 million, recorded in processing fees, for revenue earned on client deposits not yet transferred to State Street.

State Street recorded $5 million of interest costs associated with the acquisition financing in net interest revenue in the first quarter. Operating expenses attributable to the GSS business were $92 million, including $35 million of salaries and benefits expenses, $7 million of transaction processing services expenses, $30 million of information systems and communications expenses, $7 million of occupancy expenses, and $13 million of other expenses.

The acquired business had no impact on operating net income in the quarter. State Street recorded $0.02 in dilution to earnings per share associated with the GSS business, which was attributable to the issuance of common stock used to partially fund the acquisition.

State Street incurred $37 million of merger and integration costs in the first quarter of 2003. These one-time expenses consisted primarily of costs for employee retention, system conversion costs and consulting services.

When initially announced in November 2002, the acquired business represented approximately €700 million in annualized revenue. Based on the first two months of operations, the business as acquired is generating approximately $576 million of annualized revenue. The lower annualized revenue rate reflects the effects of the delayed closings in Italy and Austria, the decline in worldwide equity values between August 2002 and the end of the first quarter, client attrition that was anticipated, and the effect on the GSS business of the same factors affecting State Street as a whole. These factors include a low-interest rate environment and lower cross border investment flows. Based on the first two months, the business is generating approximately $552 million of annualized expenses, in part, reflecting implementation of planned expense reductions. State Street is ahead of schedule in reducing GSS expenses, and plans to meet or exceed its targets for cost savings.

Based on the first two months operating results, including lower-than-expected financing costs that reflect the decline in market interest rates, State Street confirms its previously-disclosed expectation that the acquisition will be dilutive to earnings per share by approximately $0.01 to $0.03 per share from operations and financing costs. The merger and integration costs associated with the acquisition in 2003 are expected to be $90-$110 million on a pretax basis, approximately one-third of which were recorded in the first quarter.

Credit Quality

At March 31, 2003, total gross loans were $4.7 billion. At quarter end, the allowance for loan losses was $61 million, no change from a year ago. For the quarter ended March 31, 2003, the provision for loan losses charged against income was less than $1 million; there were no charge-offs and no recoveries during the first quarter of 2003. Non-performing assets at March 31, 2003, were $11 million, all of which were non-performing investment securities.

PART I.  ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

Lines of Business

Following is a summary of line of business financial results for the three months ended March 31:

	Investment Servicing		Investment Management		Business Divestiture(1)		Other/ One-Time(2)		Total
(Dollars in millions, except where otherwise noted)	2003	2002	2003	2002	2003	2002	2003	2002	2003	2002

Fee Revenue:
Servicing fees	$438	$349				$20			$438	$369
Management fees			$125	$124					125	124
Securities lending	47	53	8	11					55	64
Foreign exchange trading	72	68							72	68
Brokerage	30	23							30	23
Processing fees and other	64	44	6	4		1			70	49

Total fee revenue	651	537	139	139		21			790	697
Net interest revenue after provision for losses	194	262	10	15		3			204	280
Gains on sale of available-for-sale securities, net	26	4							26	4

Total revenue	871	803	149	154		24			1,020	981
Operating Expenses	668	564	129	136		15	$37		834	715

Income before income taxes	$203	$239	$20	$18		$9	$(37)		$186	$266

Pre-tax margin	23%	30%	13%	12%		38%
Average assets (billions)	$75.8	$74.0	$1.9	$1.9		$0.6			$77.7	$76.5

(1)	Results of operations of the corporate trust operations divestiture.
(2)	Merger and integration expenses.

Investment Servicing.    Investment Servicing includes custody, accounting, daily pricing and administration; master trust and master custody; trustee and recordkeeping; foreign exchange and trading services; securities lending; deposit and short-term investment facilities; lease financing; investment manager operations outsourcing; and performance, risk and compliance analytics to support institutional investors. State Street’s 50%-owned affiliates, Boston Financial Data Services, Inc. and the International Financial Data Services group of companies, provide shareholder services, including mutual fund and collective fund shareholder accounting. Revenue from Investment Servicing comprised 85% of State Street’s total operating revenue for the three months ended March 31, 2003.

Total operating revenue for the three months ended March 31, 2003, increased $68 million to $871 million, up 8% from the first three months of 2002.

Servicing fees were up 25% for the first three months of 2003 from a year ago, to $438 million. Servicing fees are derived from custody, accounting, daily pricing and administration; master trust and master custody; trustee and recordkeeping; securities lending; performance, risk and compliance analytics; and investment manager operations outsourcing. Revenues from the GSS acquisition, the IFS acquisition and existing and new clients, drove growth in servicing fees, more than offsetting the adverse effect from the decline in comparable average equity market valuations. Total assets under custody were $7.9 trillion, compared to $6.3 trillion a year ago.

PART I.  ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

Securities lending revenue decreased from $53 million to $47 million reflecting narrower interest-rate spreads due to a less favorable interest rate environment in 2003, which more than offset growth in volume of securities on loan and the added $10 million from the GSS business.

Foreign exchange trading revenue was $72 million for the first three months of 2003, compared to $68 million a year ago. The GSS business added $5 million to foreign exchange trading. Excluding this revenue, foreign exchange trading revenue reflected relatively low average currency volatility in the quarter.

Brokerage fee revenue for the three months ended March 31, 2003, was $30 million compared to $23 million a year ago, primarily reflecting an increase in transition management services.

Processing fees and other revenue increased $20 million to $64 million from $44 million. The increase is due to fees from the GSS acquisition. Excluding this item, processing fees and other revenue were relatively flat from 2002 to 2003.

Net interest revenue, after provision for loan losses for the first three months of 2003, was $194 million, compared to $262 million in 2002. Net interest revenue for the first three months of 2003 reflected the challenging interest rate environment. Net interest revenue in 2002 benefited early in the year from the reductions in the federal funds rate that occurred in the latter part of 2001.

Taking advantage of recent record-low yields on fixed-income securities in the market, State Street realized securities gains of $26 million for the first three months of 2003, an increase of $22 million from the prior year, by selling higher-yielding securities held in the available-for-sale portfolio.

Operating expenses for the three months ended March 31, 2003, were $668 million, up $104 million from the prior year. Of this increase, $92 million were due to acquired GSS operations.

Investment Management.    Investment Management offers a broad array of services for managing financial assets, including investment management and investment research services for both institutions and individual investors worldwide. These services included active and passive U.S. and non-U.S. equity and fixed income strategies, and other related services, such as securities lending. Retirement benefit services are provided through State Street’s 50%-owned affiliate, CitiStreet, LLC. Revenue from this line of business comprised 15% of State Street’s total operating revenue for the three months ended March 31, 2003.

Total revenue for the three months ended March 31, 2003, was $149 million, down $5 million, from $154 million reported for the first three months of 2002. The slight increase in processing fees and other revenue was offset by decreases in securities lending revenue and net interest revenue.

Management fees from investment management services, delivered through State Street Global Advisors, were $125 million in the first three months of 2003, compared to $124 million a year ago. Management fees principally reflected new business from new and existing clients, constrained by significantly lower average equity market valuations from a year ago. Total assets under management were $788 billion, compared to $808 billion the previous year.

Operating expenses for the three months ended March 31, 2003 were $129 million, down $7 million.

Business Divestiture.    Included in this category are the revenues and expenses related to the corporate trust operations sold in December 2002.

Liquidity and Capital

Liquidity.    The primary objective of State Street’s liquidity management is to ensure that the Corporation has sufficient funds to meet its commitments and business needs, including accommodating the transaction and

PART I.  ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

cash management requirements of its clients. Liquidity is provided by State Street’s access to global debt markets, its ability to gather additional deposits from its clients, maturing short-term assets, sales of securities, and repayment of clients’ loans. Client deposits and other funds provide multi-currency, geographically diverse sources of liquidity. State Street maintains a large portfolio of liquid assets. As of March 31, 2003, the Corporation’s defined liquid assets were $68 billion or 86% of total assets, the vast majority of which can be sold on the open market to meet liquidity needs. At March 31, 2003, State Street had defined short-term liabilities of $58 billion. State Street has $136 million in unrealized gains on available-for-sale investment securities at March 31, 2003.

Capital.    State Street’s objective is to maintain a strong capital base in order to provide financial flexibility for its business needs, including funding corporate growth and supporting clients’ cash management needs. As a state-chartered bank and member of the Federal Reserve System, State Street Bank, State Street’s principal subsidiary, is primarily regulated by the Federal Reserve Board, which has established guidelines for minimum capital ratios. State Street has developed internal capital adequacy policies to ensure that State Street Bank meets or exceeds the level required for the “well capitalized” category, the highest of the Federal Reserve Board’s five capital categories. State Street Bank must meet the regulatory designation of “well capitalized” in order for State Street to maintain its status as a financial holding company. State Street’s capital management emphasizes risk exposure rather than asset levels. At March 31, 2003, State Street Bank’s Tier 1 risk-based capital ratio was 15.4% and the Corporation’s Tier 1 risk-based capital ratio was 17.1%. Both significantly exceed the regulatory minimum of 4% and the well-capitalized threshold of 6%. See Note 11 to the Notes to Consolidated Financial Statements for further information.

State Street’s Board of Directors has authorized the purchase of State Street common stock for use in employee benefit programs and for general corporate purposes. As of March 31, 2003, 8.3 million shares may be purchased under the stock purchase program. State Street employs a third-party broker-dealer to acquire shares for the Corporation’s stock purchase program on the open market.

Trading Activities: Foreign Exchange and Interest Rate Sensitivity

As part of its trading activities, the Corporation assumes positions in both the foreign exchange and interest rate markets by buying and selling cash instruments and using financial derivatives, including foreign exchange forward contracts, foreign exchange and interest rate options, and interest rate swaps. As of March 31, 2003, the notional amount of these derivative instruments was $289.3 billion, of which $265.3 billion were foreign exchange forward contracts. Long and short foreign exchange forward positions are closely matched to minimize currency and interest rate risk. All foreign exchange contracts are valued daily at current market rates.

The following table presents State Street’s market risk for its trading activities as measured by its value at risk methodology:

Value at Risk for the three months ended March 31,

(Dollars in millions)	Average	Maximum	Minimum

2003:
Foreign exchange products	$.9	$2.2	$.4
Interest rate products	1.6	2.8	1.2
2002:
Foreign exchange products	$.8	$1.7	$.4
Interest rate products	3.1	4.3	2.3

PART I.  ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

State Street compares actual daily profits and losses from trading activities to estimate one-day value at risk. During the first three months of 2003, State Street did not experience any trading losses in excess of its end-of-day value at risk estimate.

Financial Goals and Factors That May Affect Them

State Street’s primary financial goal is sustainable real growth in earnings per share. The Corporation has two supporting goals, one for total revenue growth and one for return on common stockholders’ equity (ROE). The long-term revenue goal is for a 12.5% real, or inflation adjusted, compound annual growth rate of revenue from 2000 through 2010. At present, this equates to approximately a 15% nominal compound annual growth rate. The return on stockholders’ equity goal is 13%-15% for 2003 and 2004. The company will revisit this goal in 2004.

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

Asset Values in worldwide financial markets.    As asset values in worldwide financial markets increase or decrease, State Street’s opportunities to invest and service financial assets may change. Since a portion of the Corporation’s fees are based on the value of assets under custody and management, fluctuations in the valuation of worldwide securities markets will affect revenue. State Street estimates, based on a recent study, that a 10% increase or decrease in worldwide equity values would cause a corresponding change in State Street’s total revenue of approximately 2%. If fixed income security values worldwide were to increase or decrease by 10%, State Street would anticipate a corresponding change of approximately 1% in its total revenue.

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

State Street provides services worldwide. Global and regional economic factors and changes or potential changes in laws and regulations affecting the Corporation’s business—including volatile currencies, pace of inflation, changes in monetary policy, changes in domestic and international banking supervisory regulations including capital requirements, and social and political instability—could affect results of operations. For example, the significant slowing of economic growth globally is affecting worldwide equity values and business growth. The terrorist attacks that took place in the United States on September 11, 2001, and subsequent military and terrorist activities, have caused economic and political uncertainties. These activities and the national and global efforts to combat terrorism, and other military activities and outbreaks of hostilities have affected and may further adversely affect economic growth, and may have other adverse effects on many companies, including State Street, in ways that are not predictable. In a similar manner, financial reporting irregularities involving large and well-known companies may have other adverse effects on State Street in ways which are not predictable. In addition, State Street cannot predict the final form of, or the effects of, the regulatory accord on international banking institutions to be reached by the Basel Committee on Banking Supervision.

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

Interest rates.    The levels of market interest rates, the shape of the yield curve and the direction of interest rate changes relative to the currency mix of the Corporation’s interest-bearing assets and liabilities affect net interest revenue and securities lending revenue. In the short term, State Street’s net interest revenue and securities lending revenue benefit from falling interest rates and are negatively affected by rising rates because interest-bearing liabilities reprice sooner than interest-earning assets. In general, sustained lower interest rates and a flat yield curve may have a constraining effect on the net interest revenue and securities lending revenue growth.

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

PART I.  ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

Also, under Federal Reserve Board regulations and related federal laws, there are limits on investments of the capital and surplus of State Street Bank in subsidiaries that, in general, conduct only international activities. State Street Bank is near the limit on such permitted use of capital and surplus. This limit may affect the pace of future international expansion by State Street Bank through these subsidiaries, although there are available alternatives for international expansion by State Street and State Street Bank. This limit may not have a similar impact on those competitors of the Corporation which are significantly larger than State Street and State Street Bank.

Volatility of currency markets.    The degree of volatility in foreign exchange rates can affect the amount of foreign exchange trading revenue. In general, State Street benefits from currency volatility. Accordingly, foreign exchange revenue is likely to decrease during times of decreased currency volatility.

Pace of pension reform.    State Street expects its business to benefit from worldwide pension reform that creates additional pools of assets that use custody and related services, and investment management services. The pace of pension reform and resulting programs, including public and private pension schemes, may affect the pace of revenue growth. If the pace of pension reform and resulting programs, including public and private pension schemes, slows down or if pension reform does not occur, then revenue growth may be adversely affected.

Pricing/competition.    Future prices the Corporation is able to obtain for its products may increase or decrease from current levels depending upon demand for its products, its competitors’ activities and the introduction of new products into the marketplace.

Pace of new business; Business mix.    A decline in the pace at which State Street attracts new clients, and the pace at which existing and new clients use additional services and assign additional assets to State Street for management or custody, will adversely affect future results of operations. A decline in the rate at which clients outsource functions such as their internal accounting activities, would also adversely affect results of operations. In addition, changes in business mix and in the source of revenue, including the mix of U.S. and non-U.S. business, may affect future results of operations, depending on the economic conditions of those geographic areas at the time.

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

PART I.  ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

State Street uses trademark, trade secret, copyright and other proprietary rights procedures to protect its technology, and has applied for a limited number of patents in connection with certain software programs. Despite these efforts, State Street cannot be certain that the steps taken by it to prevent unauthorized use of proprietary rights are sufficient to prevent misappropriation of technology, particularly outside the United States where laws or law enforcement practices may not protect proprietary rights as fully as in the United States. In addition, no assurance can be given that the courts will adequately enforce contractual agreements that State Street has entered into to protect its proprietary technology. If any of its proprietary information was misappropriated by or otherwise disclosed to its competitors, State Street’s competitive position could be adversely affected. In the event a third party asserts a claim of infringement of its proprietary rights, obtained through patents or otherwise, against the Corporation, State Street may be required to spend significant resources to defend against such claims, develop a non-infringing program or process, or obtain a license to the infringed process.

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

Critical Accounting Estimates

The Securities and Exchange Commission (“SEC”) issued disclosure guidance for “critical accounting estimates.” The SEC defines “critical accounting estimates” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

State Street’s significant accounting policies are described in detail in Note 1 in the Notes to the Consolidated Financial Statements as included in State Street’s annual report on Form 10-K for the year ended December 31, 2002, and have been updated in Note 1 to the consolidated financial statements included in this quarterly report on Form 10-Q. State Street’s critical accounting estimates are described in management’s discussion and analysis of results of operations and financial condition as included in State Street’s annual report on Form 10-K for the year ended December 31, 2002. There have not been any significant changes in the factors or methodology used by management in determining its critical accounting estimates since December 2002, that are material in relation to the Corporation’s financial condition, changes in financial condition and results of operations.

PART I. ITEM 3.

Quantitative and Qualitative Disclosure About Market Risk

See information under the caption “Trading Activities: Foreign Exchange and Interest Rate Sensitivity” on page 28.

State Street’s Risk Management function is described in detail in the Corporation’s annual report on Form 10-K for the year ended December 31, 2002.

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

PART II—Other Information

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)    Directors of the Corporation who are not employees receive an annual retainer of $50,000 payable at their election in shares of Common Stock of the Corporation or in cash, and may further elect to defer either 50% or 100% until after termination of their services as a director. In April 2003, a total of 14,840 shares were issued and receipt of 4,452 shares was deferred as payment for the 2003 annual retainer. Exemption from registration of the shares is claimed by the Corporation under Section 4(2) of the Securities Act of 1933.

Also, directors of the Corporation who are not employees each received an award of 2,672 shares of deferred stock, payable after the director leaves the Board or reaches age 65, for the period April 2003 through March 2004. In April 2003, a total of 39,188 shares were awarded, and receipt deferred, under these awards. Exemption from registration of the shares is claimed by the Corporation under Section 4(2) of the Securities Act of 1933.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Registrant’s annual meeting of stockholders was held on April 16, 2003. At the meeting, the following nominees for Director were elected:

	Number of Shares
	For	Withheld
Truman S. Casner	280,642,901	8,572,615
Arthur L. Goldstein	281,790,731	7,424,785
Richard P. Sergel	275,861,229	13,354,287
Ronald L. Skates	282,721,979	6,493,537
David A. Spina	281,333,675	7,881,841

The following directors continue in office: Tenley E. Albright, M.D., Nader F. Darehshori, David P. Gruber, Linda A. Hill, Charles R. LaMantia, Ronald E. Logue, Alfred Poe, Gregory L. Summe, Diana Chapman Walsh, and Robert E. Weissman.

Also at the meeting, the following action was voted upon:

	Number of Shares
	For	Against	Abstain or Not Voting	Broker Nonvotes
Vote to exempt the Board of Directors from Massachusetts General Laws, Chapter 156B, Section 50A(a)	108,121,108	136,577,292	3,406,620	41,110,496

Vote to amend the By-laws applicable to the audit committee and independent auditors, self-dealing, and interlocking directorships	170	289,214,115	1,231	—

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit Index

Exhibit Number		Page of this Report
12	Ratio of earnings to fixed charges	39

15	Letter regarding unaudited interim financial information	40

99.1	Certification—Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	41

(b) Current Reports on Form 8-K

A current report on Form 8-K dated March 5, 2003 was filed, by the Registrant, on March 6, 2003 with the Securities and Exchange Commission that announced that, as a result of Massachusetts legislation amending the corporate income tax law affecting the treatment of dividends received from Real Estate Investment Trusts (REITs), dividends received from the Company’s REIT subsidiary are no longer eligible for a dividends-received deduction.

A current report on Form 8-K dated March 20, 2003 was filed, by the Registrant, on March 24, 2003 with the Securities and Exchange Commission that announced expected reported earnings per share for the first quarter of 2003.

A current report on Form 8-K dated April 10, 2003 was filed, by the Registrant, on April 14, 2003 with the Securities and Exchange Commission that announced that it is initiating a number of actions that will reduce its operating expenses for the remainder of 2003, compared to its first quarter run rate.

A current report on Form 8-K dated April 15, 2003 was filed, by the Registrant, on April 15, 2003 with the Securities and Exchange Commission that announced first-quarter results, and furnishing selected financial information for the quarter.

A current report on Form 8-K dated May 6, 2003 was filed, by the Registrant, on May 6, 2003 with the Securities and Exchange Commission that announced webcast investor presentation by senior executives.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STATE STREET CORPORATION

Date: May 9, 2003	By:	/s/ EDWARD J. RESCH
Edward J. Resch, Executive Vice President and Chief Financial Officer

Date: May 9, 2003	By:	/s/ FREDERICK P. BAUGHMAN
Frederick P. Baughman, Senior Vice President, Controller and Chief Accounting Officer

CERTIFICATION

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

Date: May 9, 2003	By:	/s/ DAVID A. SPINA
David A. Spina, Chairman and Chief Executive Officer

CERTIFICATION

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

Date: May 9, 2003	By:	/s/ EDWARD J. RESCH
Edward J. Resch, Executive Vice President and Chief Financial Officer