Form 10-Q
period 2003-06-30
STATE STREET CORP
filed 2003-08-14
CIK 93751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2003

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From                      to

Commission File No. 0-5108

STATE STREET CORPORATION

(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-2456637
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

225 Franklin Street Boston, Massachusetts	02110 (Zip Code)
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

Yes ☒     No ☐

The number of shares of the Registrant’s Common Stock outstanding on July 31, 2003 was 332,867,169.

STATE STREET CORPORATION

PART I.    ITEM 1.

FINANCIAL STATEMENTS

Consolidated Statement of Income—State Street Corporation (Unaudited)

(Dollars in millions, except per share data) Three months ended June 30,	2003	2002

Fee Revenue:
Servicing fees	$482	$384
Management fees	130	129
Global securities lending	76	68
Foreign exchange trading	103	92
Brokerage fees	27	31
Processing fees and other	63	41

Total fee revenue	881	745

Net Interest Revenue:
Interest revenue	401	510
Interest expense	208	261

Net interest revenue	193	249
Provision for loan losses	–	1

Net interest revenue after provision for loan losses	193	248

Gains on the sales of available-for-sale investment securities	8	10

Total Revenue	1,082	1,003

Operating Expenses:
Salaries and employee benefits	444	424
Information systems and communications	140	91
Transaction processing services	79	59
Occupancy	76	60
Merger and integration costs	18	–
Restructuring costs	292	20
Other	90	84

Total operating expenses	1,139	738

(Loss) income before income taxes	(57)	265
Income tax (benefit) expense	(34)	87

Net (Loss) Income	$(23)	$178

(Loss) Earnings Per Share
Basic	$(.07)	$.55
Diluted	(.07)	.54

Average Shares Outstanding (in thousands)
Basic	331,325	323,858
Diluted	333,971	328,262

Cash Dividends Declared Per Share	$.14	$.12

The accompanying notes are an integral part of these financial statements.

PART I.    ITEM 1.

FINANCIAL STATEMENTS (continued)

Consolidated Statement of Income—State Street Corporation (Unaudited)

(Dollars in millions, except per share data) Six months ended June 30,	2003	2002

Fee Revenue:
Servicing fees	$920	$753
Management fees	255	253
Global securities lending	131	132
Foreign exchange trading	175	160
Brokerage fees	57	54
Processing fees and other	133	90

Total fee revenue	1,671	1,442

Net Interest Revenue:
Interest revenue	798	1,034
Interest expense	401	504

Net interest revenue	397	530
Provision for loan losses	–	2

Net interest revenue after provision for loan losses	397	528

Gains on the sales of available-for-sale investment securities	34	14

Total Revenue	2,102	1,984

Operating Expenses:
Salaries and employee benefits	887	845
Information systems and communications	270	187
Transaction processing services	151	118
Occupancy	147	120
Merger and integration costs	55	–
Restructuring costs	292	20
Other	171	163

Total operating expenses	1,973	1,453

Income before income taxes	129	531
Income tax expense	56	175

Net Income	$73	$356

Earnings Per Share
Basic	$.22	$1.10
Diluted	.22	1.08

Average Shares Outstanding (in thousands)
Basic	330,452	323,774
Diluted	333,039	328,450

Cash Dividends Declared Per Share	$.27	$.23

The accompanying notes are an integral part of these financial statements.

PART I.    ITEM 1.

FINANCIAL STATEMENTS (continued)

Consolidated Statement of Condition—State Street Corporation

(Dollars in millions, except per share data)	June 30, 2003	December 31, 2002

	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$5,580	$1,361
Interest-bearing deposits with banks	22,198	28,143
Securities purchased under resale agreements and securities borrowed	10,657	17,215
Federal funds sold	1,050	–
Trading account assets	444	984
Investment securities (including securities pledged of $14,524 and $10,335)	29,704	28,071
Loans (less allowance of $61 and $61)	5,957	4,113
Premises and equipment	1,015	887
Accrued income receivable	942	823
Goodwill	1,213	462
Other intangible assets	495	127
Other assets	3,847	3,608

Total Assets	$83,102	$85,794

Liabilities
Deposits:
Noninterest-bearing	$11,491	$7,279
Interest-bearing—U.S.	6,411	9,005
Interest-bearing—Non-U.S.	30,454	29,184

Total deposits	48,356	45,468
Securities sold under repurchase agreements	19,891	21,963
Federal funds purchased	1,153	3,895
Other short-term borrowings	2,035	3,440
Accrued taxes and other expenses	2,238	1,967
Other liabilities	2,668	3,004
Long-term debt	1,676	1,270

Total Liabilities	78,017	81,007

Stockholders’ Equity
Preferred stock, no par: authorized 3,500,000; issued none
Common stock, $1 par: authorized 500,000,000, issued 337,135,000 and 329,992,000	337	330
Surplus	336	104
Retained earnings	4,455	4,472
Accumulated other comprehensive income	146	106
Treasury stock, at cost (4,268,000 and 5,065,000 shares)	(189)	(225)

Total Stockholders’ Equity	5,085	4,787

Total Liabilities and Stockholders’ Equity	$83,102	$85,794

The accompanying notes are an integral part of these financial statements.

PART I.    ITEM 1.

FINANCIAL STATEMENTS (continued)

Consolidated Statement of Changes in Stockholders’ Equity—State Street Corporation (Unaudited)

(Dollars in millions, shares in thousands)	Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total
	Shares	Amount				Shares	Amount

Balance at December 31,2001	329,999	$330	$110	$3,612	$ 70	6,329	$(277)	$3,845
Comprehensive income:
Net income				356				356
Change in net unrealized gains/losses on available-for sale securities, net of related taxes of $15					23			23
Foreign currency translation, net of related taxes of $14					26			26
Other, net of related taxes of $2					(2)			(2)

Total comprehensive income				356	47			403
Cash dividends declared-$.23 per share				(75)				(75)
Common stock issued pursuant to:
Stock awards and options exercised, including tax benefit of $19	(5)		(4)			(1,940)	88	84
Debt conversion			(3)			(70)	3	–

Common stock acquired						1,630	(70)	(70)

Balance at June 30, 2002	329,994	$330	$103	$3,893	$117	5,949	$(256)	$4,187

Balance at December 31, 2002	329,992	$330	$104	$4,472	$106	5,065	$(225)	$4,787
Comprehensive income:
Net income				73				73
Change in net unrealized gains/losses on available-for sale securities, net of related tax benefit of $8					(8)			(8)
Foreign currency translation, net of related taxes of $27					52			52
Change in unrealized gains/losses on cash flow hedges, net of related taxes of $3					(4)			(4)

Total comprehensive income				73	40			113
Cash dividends declared-$.27 per share				(90)				(90)
Common stock issued pursuant to:
January 14, 2003, Registration Statement	7,153	7	260					267
Present value of the estimated contract fees payable with respect to SPACES, pursuant to January 14, 2003 Registration Statement			(57)					(57)
Stock awards and options exercised, including tax benefit of $3	(10)		6			(568)	25	31
Debt conversion			(1)			(21)	1	–
Shares divested from consolidated trust						(21)	1	1
Modified stock awards and options for restructuring			24			(266)	12	36

Common stock acquired						79	(3)	(3)

Balance at June 30, 2003	337,135	$337	$336	$4,455	$146	4,268	$(189)	$5,085

The accompanying notes are an integral part of these financial statements.

PART I.    ITEM 1.

FINANCIAL STATEMENTS (continued)

Consolidated Statement of Cash Flows—State Street Corporation (Unaudited)

(Dollars in millions) Six months ended June 30,	2003	2002

Operating Activities
Net Income	$73	$356
Non-cash charges for depreciation, amortization, provision for loan losses and deferred income taxes	232	334
Restructuring costs	292	20
Write-down of real estate	13
Securities gains, net	(34)	(14)
Change in trading account assets, net	540	32
Other, net	(783)	(347)

Net Cash Provided by Operating Activities	333	381

Investing Activities
Payments for purchases of:
Available-for-sale securities	(24,061)	(6,231)
Held-to-maturity securities	(778)	(465)
Premises and equipment	(204)	(150)
Equity investments and other long-term assets	(16)	(16)
Business acquisitions, net of cash acquired	(1,104)	–

Proceeds from:
Maturities of available-for-sale securities	16,696	4,756
Maturities of held-to-maturity securities	733	368
Sales of available-for-sale securities	5,734	2,406
Principal collected from lease financing	49	26

Net proceeds from (payments for):
Interest-bearing deposits with banks	5,945	(5,285)
Federal funds sold, resale agreements and securities borrowed	5,508	(3,641)
Loans	(1,791)	(36)

Net Cash Provided by (Used by) Investing Activities	6,711	(8,268)

Financing Activities
Proceeds from issuance of:
Treasury stock	64	65
Common Stock/SPACES, net of issuance costs	257	–
Long term debt, net of issuance costs	343	–

Payments for:
Non-recourse debt for lease financing	(69)	(41)
Long-term debt	(1)	(1)
Cash dividends	(86)	(71)
Purchase of common stock	(2)	(70)

Net proceeds from (payments for):
Deposits	2,888	8,422
Short-term borrowings	(6,219)	(108)

Net Cash (Used by) Provided by Financing Activities	(2,825)	8,196

Net Increase	4,219	309
Cash and due from banks at beginning of period	1,361	1,651

Cash and Due From Banks at End of Period	$5,580	$1,960

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

In the opinion of management, all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the financial position of State Street and subsidiaries at June 30, 2003 and December 31, 2002, its cash flows for the six months ended June 30, 2003 and 2002, and consolidated results of its operations for the three- and six-months ended June 30, 2003 and 2002, have been made. Operating results for the three- and six-month periods ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These statements should be read in conjunction with the financial statements and other information included in State Street’s latest annual report on Form 10-K.

The Statement of Condition at December 31, 2002, has been developed from the audited financial statements at that date, but does not include all footnotes required by generally accepted accounting principles for complete financial statements.

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

FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements—State Street Corporation (Unaudited)

Note 1—Basis of Presentation (continued)

Impact of Recent Accounting Announcements

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements of Guarantees, Including Guarantees of Indebtedness of Others.” Accounting requirements became effective January 1, 2003, and require all guarantees and indemnifications within its scope to be recorded at fair value as liabilities, and the maximum possible loss to the Corporation under these guarantees and indemnifications to be disclosed. State Street has indemnifications related to securities lending clients, certain investment guarantee products, credit enhancements and liquidity facilities, and parent company guarantees of subsidiary’s obligations that fall within the scope of this Interpretation. Each of these guarantees, except the parent company guarantees, is collateralized to some extent, which reduces loss exposure to the Corporation. The liabilities associated with these products are not material to the Corporation.

On January 1, 2003, State Street began expensing stock options using the fair value method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” State Street used the prospective transition method afforded under SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” an amendment to SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the fair value method had been applied to all outstanding and unvested stock options in each period:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share data)	2003	2002	2003	2002

Net (loss) income, as reported	$(23)	$178	$73	$356
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects(a)	19	–	19	–
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(27)	(14)	(41)	(27)

Pro forma net income	$(31)	$164	$51	$329

Earnings per share:
Basic—as reported	$(.07)	$.55	$.22	$1.10
Basic—pro forma	(.09)	.51	.16	1.02
Diluted—as reported	(.07)	.54	.22	1.08
Diluted—pro forma	(.09)	.50	.15	1.00

(a)	State Street accelerated recognition of $29 million of pre-tax stock option expense in the second quarter of 2003 in connection with its restructuring. See Note 11 for further details.

A total of 196,000 and 479,000 options were exercised during the three- and six-months ended June 30, 2003, respectively, with a weighted average option price of $25.79 and $18.51 per share, respectively.

On January 17, 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” State Street applied the rules of the interpretation effective July 1, 2003, and after restructuring of certain contractual obligations in the asset-backed commercial paper program, which are not reflected in the financial statements of State Street, as a result no amounts are required to be consolidated in the Statement of Condition. State Street will continue to monitor the application of FASB Interpretation No. 46, and additional actions may be taken.

PART I.    ITEM 1.

FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements—State Street Corporation (Unaudited)

Note 1—Basis of Presentation (continued)

On April 30, 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 provides criteria for when a contract with an initial net investment should be classified as a derivative, as discussed in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In addition, the statement clarifies circumstances requiring special reporting in the statement of cash flows for a derivative with a financing component. SFAS No. 149 amends certain other existing pronouncements. SFAS No. 149 is effective on a prospective basis for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. State Street does not expect this standard to have a material effect on its financial condition and results of operations.

On May 15, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement requires certain freestanding financial instruments be classified as liabilities in the Consolidated Statement of Condition that were classified as equity under previous guidance. This statement does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The majority of the statement is effective for all financial instruments entered into or modified after May 31, 2003, with the remainder effective at the first day of the interim period beginning after June 15, 2003. State Street does not expect this standard to have a material impact on its financial condition and results of operations.

Note 2—Acquisitions and Divestitures

In June 2003, State Street entered into a definitive agreement to sell its Private Asset Management business to U.S. Trust, a wholly-owned subsidiary of The Charles Schwab Corporation, for approximately $365 million. This transaction is expected to be completed during the fourth quarter of 2003.

On January 31, 2003, State Street completed the primary closing of its acquisition of a substantial part of the global securities service business (“GSS business”) of Deutsche Bank AG for approximately $1.1 billion. The purchase price is subject to adjustments based upon performance of the acquired businesses on the one-year anniversary of the closing. State Street could make additional payments of up to an estimated €360 million that will be recorded as an adjustment to the goodwill acquired. As of June 30, 2003, State Street reduced goodwill by $48 million for a purchase price adjustment related to revenue estimates made for the period prior to closing.

State Street financed $595 million of the initial purchase price through issuance of equity, equity-related and capital securities to the public under an existing shelf registration statement. In January 2003, State Street issued $345 million, or 7.2 million shares of common stock, $345 million, or 1.7 million units of SPACES (see Note 18), and $345 million of floating-rate, medium-term capital securities due 2008 (see Note 7), a portion of which was used to finance the acquisition. The remainder of the purchase price was financed using existing resources.

The acquisition was accounted for under the purchase method of accounting, in accordance with SFAS No. 141, “Business Combinations.” The purchase price of $1.1 billion was allocated as follows: goodwill $724 million, customer relationship intangible $363 million, capitalized software $28 million and other tangible assets $14 million. The customer relationship intangible asset is being amortized on a straight-line basis over fifteen years. The software is being amortized on a straight-line basis over five years. The results of the GSS acquisition were included in the accompanying statement of operations for the period from February 1, 2003, through June 30, 2003.

PART I.    ITEM 1.

FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements—State Street Corporation (Unaudited)

Note 2—Acquisitions and Divestitures (continued)

In connection with the acquisition, State Street expects to reduce its overall workforce, primarily in the United States, over a 12- to 18-month period beginning in June 2003, by approximately 1,000 employees. Severance costs of $22 million and transaction costs of $22 million related to these activities were initially recorded as a liability in conjunction with recording the initial purchase of GSS, and were capitalized as part of the goodwill allocated with the GSS business. As of June 30, 2003, none of the $22 million in severance costs had been paid, and $18 million of the transaction costs had been paid. During the second quarter of 2003, an additional $12 million was recorded for the severance liability. Additionally, State Street incurred $18 million and $55 million of merger and integration costs for the three- and six-month periods ended June 30, 2003, respectively. These one-time expenses consisted primarily of costs for employee retention, systems conversion costs and consulting services.

On December 31, 2002, State Street completed the sale of its Corporate Trust business to U.S. Bank, N.A., the lead bank of U.S. Bancorp. The corporate trust business consisted of $689 billion in bonds under trusteeship, $187 billion in assets under custody and $2.3 billion in client deposits. The bonds under trusteeship transferred to U.S. Bancorp on December 31, 2002. The assets under custody and deposits have transferred in 2003.

In July 2002, State Street completed the cash purchase of International Fund Services (“IFS”), a leading provider of fund accounting and administration as well as securities trade support and operational services for hedge funds, for $80 million. As one of the largest providers of hedge funds services, IFS services over 100 large asset management firms and private equity fund managers, representing more than 350 funds globally. IFS is headquartered in New York City, and has operations centers in New York City and Dublin, Ireland with approximately 500 employees. In connection with this transaction, during the second quarter of 2003 an additional $47 million of the purchase price was accrued based upon certain performance measures.

PART I.    ITEM 1.

FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements—State Street Corporation (Unaudited)

Note 3—Investment Securities

Available-for-sale securities and held-to-maturity securities consisted of the following as of the dates indicated:

	June 30, 2003				December 31, 2002
	Amortized Cost	Unrealized		Fair Value	Amortized Cost	Unrealized		Fair Value
(Dollars in millions)		Gains	Losses			Gains	Losses

Available for sale:
U.S. Treasury and federal agencies	$17,126	$104	$5	$17,225	$15,665	$97	$2	$15,760
State and political subdivisions	1,932	36	4	1,964	1,992	35	9	2,018
Asset-backed securities	6,535	78	34	6,579	4,205	88	17	4,276
Collateralized mortgage obligations	1,778	4	3	1,779	546	3	1	548
Other debt investments	309	7	–	316	695	8	–	703
Money market mutual funds	47	–	–	47	3,057	–	–	3,057
Other equity securities	237	2	30	209	197	–	31	166

Total	$27,964	$231	$76	$28,119	$26,357	$231	$60	$26,528

Held to maturity:
U.S. Treasury and federal agencies	$1,343	$7		$1,350	$1,327	$13		$1,340
Other investments	242	–		242	216	–		216

Total	$1,585	$7		$1,592	$1,543	$13		$1,556

During the six months ended June 30, 2003, there were gross gains of $34 million and gross losses of less than $1 million realized on the sales of available-for-sale securities. During the six months ended June 30, 2002, there were gross gains of $18 million and gross losses of $4 million realized on the sales of available-for-sale securities.

Note 4—Allowance for Loan Losses

State Street establishes an allowance for loan losses to absorb probable credit losses. Changes in the allowance for loan losses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2003	2002	2003	2002

Balance at beginning of period	$61	$61	$61	$58
Provision for loan losses	–	1	–	2
Recoveries	–	1	–	3

Balance at end of period	$61	$63	$61	$63

PART I.    ITEM 1.

FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements—State Street Corporation (Unaudited)

Note 5—Premises and Equipment

The Corporation leases the entire 1,019,000 square feet of One Lincoln Street, a new office building located in Boston, Massachusetts, under a 20-year, non-cancelable capital lease expiring in September 2023. State Street began occupying the first 100,000 square feet of the building in June 2003. At June 30, 2003, the Corporation recorded $42 million for the capital lease as premises and equipment, with the corresponding liability under the lease included in long-term debt. This amount represents the appraised value of the footage occupied by State Street at that date. When the building is fully occupied by the end of 2004, the total appraised value to be capitalized will be $462 million. As the lease is amortized, the cost will be included in occupancy expense. The scheduled lease payments for the next five years are $6 million in 2004, $31 million in 2005, and $41 million in each of 2006, 2007 and 2008, and $810 million thereafter; total minimum lease payments are $970 million over the term of the lease with $508 million representing interest.

Note 6—Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the three- and six-months ended June 30, 2003, are as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(Dollars in millions)	Investment Servicing		Investment Management	Total	Investment Servicing		Investment Management	Total

Balance at beginning of period	$981		$210	$1,191	$252		$210	$462
Goodwill acquired	–		–	–	724	(a)	–	724
Purchase price adjustment	(1	)(b)	–	(1)	(1	)(b)	–	(1)
Translation adjustments	11		–	11	10		–	10
Other adjustments	12		–	12	18		–	18

Balance at end of period	$1,003		$210	$1,213	$1,003		$210	$1,213

(a)	Approximately $724 million of goodwill was recorded in January 2003 related to the acquisition of GSS. See Note 2 for further details.
(b)	During the second quarter of 2003, goodwill related to GSS was reduced by $48 million due to a change-in-estimate purchase price adjustment, offset by a $47 million increase in goodwill attributable to a performance-based purchase price adjustment for the acquisition of IFS in 2002. See Note 2 for further details.

The gross carrying amount and accumulated amortization of other intangible assets as of June 30, 2003, is as follows:

(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer lists (a)	$522	$(28)	$494
Other	2	(1)	1

Total	$524	$(29)	$495

(a)	Approximately $363 million of customer list intangibles with an amortization period of 15 years were recorded in January 2003 related to the acquisition of GSS. See Note 2 for further details.

PART I.    ITEM 1.

FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements—State Street Corporation (Unaudited)

Note 6—Goodwill and Other Intagible Assets (continued)

Amortization expense related to other intangible assets was $8 million and $14 million for the three- and six-months ended June 30, 2003, respectively. State Street expects to amortize approximately $28 million per year through the year 2007 related to intangible assets currently held.

Note 7—Long-term Debt

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

In addition, $42 million of a capital lease is included in long-term debt at June 30, 2003. See Note 5 for further details.

Note 8—Stockholders’ Equity

Accumulated Other Comprehensive Income (Loss)

At June 30, the components of accumulated other comprehensive income (loss), net of related taxes, were as follows:

(Dollars in millions)	2003	2002

Unrealized gain on available-for-sale securities	$92	$119
Foreign currency translation	71	–
Unrealized (loss) gain on cash flow hedges	(17)	(2)

Total	$146	$117

Note 9—Processing Fees and Other

Processing fees and other revenue includes fees received from Deutsche Bank representing amounts earned on client deposits of the GSS business that have not yet moved to State Street. In addition, processing fees and other revenue includes fees from software licensing and maintenance, loans, investment banking, structured products, profits and losses from joint ventures, gains and losses on sales of leased equipment and other assets, other trading profits and losses, amortization of investments in tax-advantaged financings, and the residual interest from a variable interest entity.

PART I.    ITEM 1.

FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements—State Street Corporation (Unaudited)

Note 10—Net Interest Revenue

Net interest revenue consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2003	2002	2003	2002

Interest Revenue:
Deposits with banks	$123	$160	$248	$321
Investment securities:
U.S. Treasury and federal agencies	100	106	196	218
State and political subdivisions (exempt from federal tax)	16	15	33	32
Other investments	65	72	131	150

Securities purchased under resale agreements, securities borrowed and federal funds sold	53	102	104	198
Commercial and financial loans	15	22	29	46
Lease financing	23	26	46	54
Trading account assets	6	7	11	15

Total interest revenue	401	510	798	1,034

Interest Expense:
Deposits	108	133	208	244
Other borrowings	83	111	159	222
Long-term debt	17	17	34	38

Total interest expense	208	261	401	504

Net interest revenue	$193	$249	$397	$530

PART I.    ITEM 1.

FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements—State Street Corporation (Unaudited)

Note 11—Restructuring Expenses

During the second quarter of 2003, State Street announced a program to decrease operating expenses by approximately $125 million for the remainder of 2003, all else being equal. The expense reductions will be achieved through a decrease in direct controllable expenses and by a voluntary separation and enhanced severance program (“VSP”) primarily in the United States. Approximately 3,000 individuals have accepted the VSP. The Corporation expects to replace 800 to 1,000 of these individuals for a net workforce reduction of approximately 2,000 positions.

During the second quarters of 2003 and 2002, State Street incurred $292 million and $20 million of restructuring costs, respectively. Details of the restructuring costs are as follows:

	As of June 30, 2003		As of June 30, 2002
(Dollars in millions)	Amount Incurred	Additional Amount Expected to be Incurred	Amount Incurred

Severance	$154	$4	$16
Pension	80	–	–
Stock compensation	36	–	–
Other	22	–	4

Total	$292	$4	$20

Costs by Line of Business:
Investment Servicing	$258	$4	$17
Investment Management	34	–	3

Total	$292	$4	$20

The restructuring costs were recorded during the second quarter at the time the accounting events and measurement date occurred. As of June 30, 2003, no payments had been made related to the restructuring liability. Severance costs included salaries and related benefits to be paid out over a defined period of up to two years. Pension costs will be paid out primarily in equal annual installments over a five-year period. Stock compensation expense was attributable to the modification of various stock options and restricted and deferred stock awards for individuals who accepted the VSP (see Note 1). Other restructuring costs include outplacement services associated with the termination of employees and professional and actuarial fees incurred. It is expected that an additional $4 million of restructuring costs will be recorded through the first six months of 2004, as full-time employees continue to depart State Street. These payments are expected to be made by June 30, 2004.

During the second quarter of 2002, State Street incurred $20 million of expenses related to cost control efforts through the elimination of positions. These expenses have been reclassified as restructuring costs in the Consolidated Statements of Income for the three- and six-months ended June 30, 2002 included herein.

PART I.    ITEM 1.

FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements—State Street Corporation (Unaudited)

Note 12—Operating Expenses—Other

The other category of operating expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2003	2002	2003	2002

Professional services	$23	$30	$43	$51
Advertising and sales promotion	10	13	21	26
Other	57	41	107	86

Total operating expenses–other	$90	$84	$171	$163

Note 13—Income Taxes

During the first quarter of 2003, State Street recorded a one-time tax charge related to retroactive Massachusetts tax legislation affecting the treatment of dividends received from real estate investment trusts (“REITs”). During the second quarter of 2003, State Street settled the matter with the Massachusetts Department of Revenue and partially reversed the charge, bringing the net one-time after-tax charge for the six months ended June 30, 2003, to $12 million. State Street’s estimated full-year tax rate for 2003 is 35% including the impact of the REIT settlement.

PART I.    ITEM 1.

FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements—State Street Corporation (Unaudited)

Note 14—Regulatory Capital

The regulatory capital amounts and ratios were the following at June 30, 2003, and December 31, 2002:

	Regulatory Guidelines(a)		State Street		State Street Bank
(Dollars in millions)	Minimum	Well Capitalized	2003	2002	2003	2002

Risk-based ratios:
Tier 1 capital	4%	6%	14.7%	17.1%	13.4%	16.4%
Total capital	8	10	15.6	18.0	13.5	16.5
Tier 1 leverage ratio	3	5	5.2	5.6	5.2	5.7

Tier 1 capital			$4,263	$4,727	$3,798	$4,449
Total capital			4,505	4,975	3,822	4,476

Adjusted risk-weighted assets and market-risk equivalents:
On-balance sheet			$20,532	$19,382	$19,834	$18,857
Off-balance sheet			8,149	7,925	8,155	7,930
Market-risk equivalents			265	342	251	317

Total			$28,946	$27,649	$28,240	$27,104

Quarterly average adjusted assets			$81,651	$84,031	$73,432	$77,563

(a)	State Street Bank must meet the regulatory designation of “well capitalized” in order to maintain State Street’s status as a financial holding company, including maintaining a minimum Tier 1 risk-based capital ratio (Tier 1 capital divided by adjusted risk-weighted assets and market-risk equivalents) of 6%, a minimum total risk-based capital ratio (total capital divided by adjusted risk-weighted assets and market-risk equivalents) of 10%, and a Tier 1 leverage ratio (Tier 1 capital divided by quarterly average adjusted assets) of 5%. In addition, Regulation Y defines “well capitalized” for a bank holding company such as State Street for the purpose of determining eligibility for a streamlined review process for acquisition proposals. For such Regulation Y purposes, “well capitalized” requires State Street to maintain a minimum Tier 1 risk-based capital ratio of 6% and a minimum total risk-based capital ratio of 10%.

PART I.    ITEM 1.

FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements—State Street Corporation (Unaudited)

Note 15—Lines of Business

The following is a summary of the lines of business financial results:

	For the Three Months Ended June 30,
	Investment Servicing		Investment Management		Business Divestiture(a)		Other/ One-Time				Total
(Dollars in millions, except where otherwise noted; taxable equivalent)	2003	2002	2003	2002	2003	2002	2003		2002		2003	2002

Total revenue	$934	$818	$161	$162		$23	$(13	)(b)	–		$1,082	$1,003
Income before income taxes	239	246	27	30		9	(323	)(c)	$(20	)(d)	(57)	265
Average assets (billions)	81.5	76.4	2.1	1.8		.6					83.6	78.8

(a)	Results of operations of the Corporate Trust operations divestiture
(b)	Represents a valuation reserve on certain assets classified as available-for-sale
(c)	Restructuring costs related to the expense control program of $292 million ($258 million incurred in Investment Servicing and $34 million incurred in Investment Management), merger and integration expenses related to the acquisition of GSS of $18 million; and the write-down of certain real estate pending sale of $13 million
(d)	Restructuring costs related to an expense control program of $20 million ($17 million incurred in Investment Servicing and $3 million incurred in Investment Management)

	For the Six Months Ended June 30,
	Investment Servicing		Investment Management		Business Divestiture(a)		Other/ One-Time				Total
(Dollars in millions, except where otherwise noted; taxable equivalent)	2003	2002	2003	2002	2003	2002	2003		2002		2003	2002

Total revenue	$1,805	$1,621	$310	$316		$47	$(13	)(b)	–		$2,102	$1,984
Income before income taxes	442	485	47	48		18	(360	)(c)	$(20	)(d)	129	531
Average assets (billions)	78.6	75.2	2.0	1.9		.6					80.6	77.7

(a)	Results of operations of the Corporate Trust operations divestiture
(b)	Represents a valuation reserve on certain assets classified as available-for-sale
(c)	Restructuring costs related to the expense control program of $292 million ($258 million incurred in Investment Servicing and $34 million incurred in Investment Management), merger and integration expenses related to the acquisition of GSS of $55 million; and the write-down of certain real estate pending sale of $13 million
(d)	Restructuring costs related to an expense control program of $20 million ($17 million incurred in Investment Servicing and $3 million incurred in Investment Management)

PART I.    ITEM 1.

FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements—State Street Corporation (Unaudited)

Note 16—Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share data; shares in thousands)	2003	2002	2003	2002

Net (loss) income	$(23)	$178	$73	$356
Earnings per share:
Basic	$(.07)	$.55	$.22	$1.10
Diluted	(.07)	.54	.22	1.08

Basic average shares	331,325	323,858	330,452	323,774
Stock options and stock awards	2,504	4,049	2,441	4,297
7.75% convertible subordinated debentures	142	355	146	379

Dilutive average shares	333,971	328,262	333,039	328,450

For the three months ended June 30, 2003 and 2002, the following potentially dilutive financial instruments were outstanding, but not included in the computation of diluted average shares because the exercise prices of the instruments were greater than the average fair value of State Street’s common stock during those periods: 2003—stock options of 19,159,000 and SPACES of 683,000; 2002—stock options of 8,776,000.

For the six months ended June 30, 2003 and 2002, the following potentially dilutive financial instruments were outstanding, but not included in the computation of diluted average shares because the exercise prices of the instruments were greater than the average fair value of State Street’s common stock during those periods: 2003—stock options of 19,159,000 and SPACES of 597,000; 2002—stock options of 8,776,000.

Note 17—Contingent Liabilities

State Street provides custody, accounting, daily pricing and administration; master trust and master custody; investment management; trustee and recordkeeping; foreign exchange; securities lending; cash management; trading; and information services to clients worldwide. Assets under custody and assets under management are held by State Street in a fiduciary or custodial capacity and are not included in the Consolidated Statement of Condition because such items are not assets of State Street. Management conducts regular reviews of its responsibilities for these services and considers the results in preparing its financial statements. In the opinion of management, there are no contingent liabilities at June 30, 2003, that would have a material adverse effect on State Street’s financial position or results of operations.

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

PART I.    ITEM 1.

FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements—State Street Corporation (Unaudited)

Note 18—Off-Balance Sheet Financial Instruments, Including Derivatives

State Street uses various off-balance sheet financial instruments, including derivatives. The following table summarizes the contractual or notional amounts of derivative financial instruments held or issued by State Street for trading and balance sheet management purposes:

(Dollars in millions)	June 30, 2003	December 31, 2002

Trading:
Interest rate contracts:
Swap agreements	$5,777	$3,847
Options and caps purchased	338	351
Options and caps written	458	483
Futures—short position	26,820	15,078

Foreign exchange contracts:
Forward, swap and spot	301,975	227,782
Options purchased	536	350
Options written	559	136
Futures	386	409

Balance Sheet Management:
Interest rate contracts:
Swap agreements	1,987	2,020

In connection with its interest rate risk management strategies, State Street has executed interest rate swap agreements with a notional value of $1.237 billion at June 30, 2003, designated as fair value hedges to hedge the changes in the fair value of certain securities. For the six months ended June 30, 2003, State Street recognized net pre-tax losses of less than $1 million, which represented the ineffective portion of the hedge.

State Street has designated interest rate swaps with a notional value of $150 million as cash flow hedges to its floating rate debt. These interest rate swaps constitute a fully effective hedge. In addition, State Street entered into interest rate swaps with a notional value of $500 million effective February 20, 2002, a notional value of $50 million effective June 11, 2002, and a notional value of $50 million effective July 9, 2002, designated as fair value hedges to hedge certain of its fixed rate debt issuances. The fair value hedge swaps increased the value of long-term debt presented in the Statement of Condition by $20 million. For the six months ended June 30, 2003, the Corporation’s overall weighted average interest rate for long-term debt was 5.97% on a contractual basis and 4.32% including the effects of derivative contracts.

In January 2003, in connection with its acquisition of the GSS business (see Note 2), State Street issued $345 million, or 1.7 million units, of SPACES. SPACES are collateralized, forward purchase contract units for additional shares of common stock of State Street. Each of the SPACES has a stated amount of $200 and consists of PACES, a fixed-share purchase contract and treasury securities, and COVERS, a variable-share repurchase contract. The SPACES investors will receive total annual payments of 6.75% on the units, payable quarterly, consisting of an annual 4.00% contract payment on the COVERS, an annual 0.75% contract payment on the PACES and a 2.00% annual return on the underlying treasury securities. These payments, the present value of which totaled $45 million, were treated as a cost of capital and charged to surplus upon issuance. State Street will receive the proceeds of $345 million and issue common stock upon settlement of the fixed share purchase contracts underlying the SPACES units on November 15, 2005.

PART I.    ITEM 1.

FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements—State Street Corporation (Unaudited)

Note 18—Off-Balance Sheet Financial Instruments, Including Derivatives (continued)

The following is a summary of the contractual amount of State Street’s credit-related, off-balance sheet financial instruments:

(Dollars in millions)	June 30, 2003	December 31, 2002

Indemnified securities on loan	$177,951	$131,991
Asset purchase agreements	16,928	14,044
Loan commitments	11,886	12,499
Standby letters of credit	3,803	3,252
Letters of credit	–	106

On behalf of its clients, State Street lends their securities to creditworthy brokers and other institutions. In certain circumstances, State Street may indemnify its clients for the fair market value of those securities against a failure of the borrower to return such securities. State Street requires the borrowers to provide collateral in an amount equal to or in excess of 102% of the fair market value of the securities borrowed. The borrowed securities are revalued daily to determine if additional collateral is necessary. State Street held, as collateral, cash and U.S. government securities totaling $183.3 billion and $134.6 billion for indemnified securities on loan at June 30, 2003, and December 31, 2002, respectively.

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

State Street provides liquidity and credit enhancement facilities in the forms of liquidity asset purchase agreements, lines of credit, and standby letters of credit to two types of variable interest entities (“VIEs”). One type, which State Street administers, issues asset-backed commercial paper (“ABCP”). At June 30, 2003 and 2002, State Street’s commitments under liquidity asset purchase agreements and lines of credit to this type of VIEs were $12.2 billion and $7.3 billion, respectively, and standby letters of credit were $642 million and $776 million, respectively, none of which were utilized. Amounts committed, but unused, under the liquidity asset purchase agreements, lines of credit and standby letters of credit that State Street provides to these VIEs are included in the table above. Asset performance deterioration or certain other factors may cause the asset risk to shift from the ABCP investors to State Street, as the liquidity provider for the asset purchase agreements, as the VIE may need to repay maturing commercial paper by drawing the liquidity facilities. Potential losses from these VIEs are not expected to materially affect the financial condition or results of operations of the Corporation.

For a second type of VIE, structured as a qualified special purpose entity in accordance with accounting principles generally accepted in the United States, State Street distributes and sells equity interests in tax-exempt investment-grade assets that are primarily sold to mutual fund clients. State Street provides liquidity asset purchase agreements to these entities. These liquidity asset purchase agreements obligate State Street to buy the equity interests in the underlying portfolio at par, which approximates market value, in the event that the re-marketing agent is unable to place the equity interests of the VIE with investors. The liquidity asset purchase agreements are subject to early termination by State Street in the event of payment default, bankruptcy of the issuer or credit enhancement provider, taxability, or downgrade of an asset below investment grade. State Street’s liquidity asset purchase agreements to these VIEs were $1.2 billion and $1.6 billion at June 30, 2003 and 2002, respectively, none of which were utilized.

Independent Accountants’ Review Report

The Stockholders and Board of Directors

State Street Corporation

We have reviewed the accompanying consolidated statement of condition of State Street Corporation as of June 30, 2003, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the three-month and six-month periods ended June 30, 2003 and 2002. These financial statements are the responsibility of the Corporation’s management.

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

July 14, 2003

PART I.    ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

State Street prepares and reports its financial information in accordance with accounting principles generally accepted in the United States (“reported” results). Reported results for 2003 include the impact of the newly acquired Global Securities Services (“GSS”) business, the financing costs attributable to the acquisition and amortization of intangibles related to the acquisition, merger and integration costs attributable to the acquisition, restructuring charges, the write-down of certain real estate, and the impact of certain Massachusetts tax legislation. The 2002 reported results include the operating results of the divested Corporate Trust business and restructuring charges.

CONDENSED INCOME STATEMENT FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002

	Three Months Ended June 30,
(Dollars in millions, except per share data)	2003	2002	$ Change	% Change

Reported Results
Fee Revenue:
Servicing fees	$482	$384	$98	25%
Management fees	130	129	1	1
Global securities lending	76	68	8	12
Foreign exchange trading	103	92	11	13
Brokerage fees	27	31	(4)	(14)
Processing fees and other	63	41	22	53

Total fee revenue	881	745	136	18

Net Interest Revenue:
Net interest revenue	193	249	(56)	(23)
Provision for loan losses	–	1	(1)	–

Net interest revenue after provision for loan losses	193	248	(55)	(22)

Gains on sales of available-for-sale investment securities	8	10	(2)	(23)

Total Revenue	1,082	1,003	79	8

Operating Expenses:
Salaries and employee benefits	444	424	20	5
Information systems and communications	140	91	49	53
Transaction processing services	79	59	20	35
Occupancy	76	60	16	25
Merger and integration costs	18	–	18	–
Restructuring	292	20	272	–
Other	90	84	6	7

Total operating expenses	1,139	738	401	54

(Loss) income before income taxes	(57)	265	(322)	–
Income tax (benefit) expense	(34)	87	(121)	–

Net (Loss) Income	$(23)	$178	$(201)	–

(Loss) Earnings Per Share:
Basic	$(.07)	$.55	$(.62)	–
Diluted	(.07)	.54	(.61)	–

PART I.    ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

SUPPLEMENTAL FINANCIAL INFORMATION

In order to provide information on a comparable basis from period to period and to assist stockholders, analysts, other external parties and management in analyzing the financial results and trends of its ongoing businesses and operations, supplemental financial results on a “baseline” basis are presented below. In this Management’s Discussion and Analysis of Financial Condition and Results of Operations section, the discussion will reference “baseline” results, “GSS Contribution” results, and “operating” results. These terms are defined as follows:

•	“Operating” results are reported results excluding significant charges in 2003, such as restructuring costs, the write-down associated with the pending sale of certain real estate, merger and integration costs, and for 2002, the results of the divested Corporate Trust business and restructuring costs. In addition, operating results for 2003 exclude the tax benefit from the settlement of a real estate investment trust tax matter, and are presented on a taxable-equivalent basis.

•	“GSS contribution” results are the revenue and expenses, including financing costs and amortization of intangibles, attributable to the GSS business acquired January 31, 2003, as well as revenue and expenses from “out-of-scope” GSS business that were not part of the acquisition, but commenced in the second quarter of 2003 with GSS clients. Per share amounts reflect the effect on outstanding shares due to the acquisition.

•	“Baseline” results are operating results excluding GSS Contribution, and are presented on a taxable-equivalent basis.

RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002

Supplemental Financial Information—Baseline Reconciliation—Three Months Ended June 30, 2003

	Three Months Ended June 30, 2003
(Dollars in millions, except per share data)	Baseline Results	GSS (a) Contribution		Operating Results	Other		Reported Results

Fee Revenue:
Servicing fees	$390	$92		$482			$482
Management fees	125	5		130			130
Global securities lending	57	19		76			76
Foreign exchange trading	93	10		103			103
Brokerage fees	27	–		27			27
Processing fees and other	49	27		76	$(13	)(e)	63

Total fee revenue	741	153		894	(13)		881

Net Interest Revenue:
Net interest revenue	209	(3	)(b)	206	(13	)(f)	193
Provision for loan losses	–	–		–	–		–

Net interest revenue after provision for loan losses	209	(3)		206	(13)		193

Gains on sales of available-for-sale investment securities	8	–		8	–		8

Total Revenue	958	150		1,108	(26)		1,082

Operating Expenses:
Salaries and employee benefits	391	53		444	–		444
Information systems and communications	100	40		140	–		140
Transaction processing services	63	16		79	–		79
Occupancy	65	11		76	–		76
Merger and integration costs	–	–		–	18		18
Restructuring	–	–		–	292		292
Other	70	20	(c)	90	–		90

Total operating expenses	689	140		829	310		1,139

Income (loss) before income taxes	269	10		279	(336)		(57)
Income tax expense (benefit)	89	3		92	(126	)(g)	(34)
Taxable-equivalent adjustment	13	–		13	(13	)(f)	–

Net Income (Loss)	$167	$7		$174	$(197)		$(23)

Earnings (Loss) Per Share—Diluted	$.52	$–	(d)	$ .52	$(.59)		$(.07)

Reported results agree with the Corporation’s Consolidated Statement of Income

(a)	Includes $5 million of revenue and $7 million of expenses related to out-of-scope client relationships
(b)	Includes $5 million of net interests costs attributable to the GSS acquisition financing
(c)	Includes amortization of intangibles expense of $7 million
(d)	Includes ($.03) impact due to changes in shares outstanding attributable to the acquisition
(e)	Represents a valuation reserve on certain real estate assets classified as available-for-sale
(f)	Taxable-equivalent adjustment was not included in reported results
(g)	Reflects the settlement of the previously announced Massachusetts REIT tax legislation issue ($13 million tax benefit) as well as the tax benefit related to the valuation reserve and restructuring, merger and integration costs

PART I.    ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

Supplemental Financial Information—Baseline Reconciliation—Three Months Ended June 30, 2002

	Three Months Ended June 30, 2002
(Dollars in millions, except per share data)	Baseline Results	Corporate Trust Business	Other		Reported Results

Fee Revenue:
Servicing fees	$365	$ 19			$384
Management fees	129	–			129
Global securities lending	68	–			68
Foreign exchange trading	92	–			92
Brokerage fees	31	–			31
Processing fees and other	40	1			41

Total fee revenue	725	20			745

Net Interest Revenue:
Net interest revenue	261	3	$(15	)(a)	249
Provision for loan losses	1	–	–		1

Net interest revenue after provision for loan losses	260	3	(15)		248

Gains on sales of available-for-sale investment securities	10	–	–		10

Total Revenue	995	23	(15)		1,003

Operating Expenses:
Salaries and employee benefits	415	9	–		424
Information systems and communications	90	1	–		91
Transaction processing services	58	1	–		59
Occupancy	59	1	–		60
Restructuring	–	–	20	(b)	20
Other	82	2	–		84

Total operating expenses	704	14	20		738

Income before income taxes	291	9	(35)		265
Income tax expense (benefit)	91	3	(7)		87
Taxable-equivalent adjustment	15	–	(15	)(a)	–

Net Income (Loss)	$185	$ 6	$(13)		$178

Earnings (Loss) Per Share—Diluted	$ .56	$.02	$(.04)		$.54

Reported results agree with the Corporation’s Consolidated Statement of Income

(a)	Taxable-equivalent adjustment
(b)	Other includes $20 million of costs associated with the April 2002 reduction in force included in reported results as restructuring costs

PART I.    ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

Supplement Financial Information—Baseline(a) —Consolidated Statement of Income

	Three Months Ended June 30,
(Dollars in millions, except per share data)	2003	2002	$ Change	% Change

Fee Revenue:
Servicing fees	$390	$365	$25	7%
Management fees	125	129	(4)	(3)
Global securities lending	57	68	(11)	(16)
Foreign exchange trading	93	92	1	1
Brokerage fees	27	31	(4)	(14)
Processing fees and other	49	40	9	18

Total fee revenue	741	725	16	2

Net Interest Revenue:
Net interest revenue	209	261	(52)	(20)
Provision for loan losses	–	1	(1)	–

Net interest revenue after provision for loan losses	209	260	(51)	(20)

Gains on sales of available-for-sale investment securities	8	10	(2)	(23)

Total Revenue	958	995	(37)	(4)

Operating Expenses:
Salaries and employee benefits	391	415	(24)	(6)
Information systems and communications	100	90	10	10
Transaction processing services	63	58	5	10
Occupancy	65	59	6	10
Other	70	82	(12)	(15)

Total operating expenses	689	704	(15)	(2)

Income before income taxes	269	291	(22)	(8)
Income tax expense	89	91	(2)	–
Taxable-equivalent adjustment	13	15	(2)	–

Net Income	$167	$185	$(18)	(9)

Earnings Per Share—Diluted	$.52	$.56	$(.04)	(7)

(a)	As defined and reconciled to reported results on earlier schedules

PART I.    ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

Summary

State Street reported a loss in the second quarter of 2003 of $23 million, or $.07 per share, compared to net income of $178 million, or $.54 per share, for the second quarter of 2002. Reported results for 2003 include pre-tax restructuring charges of $292 million, or $.57 per share, related to the Corporation’s expense-reduction program, a pre-tax charge of $13 million, or $.03 per share, for the write-down associated with the pending sale of certain real estate, and pre-tax merger and integration costs of $18 million, or $.03 per share, related to the acquisition of the GSS business. Partially offsetting these charges, State Street settled a tax matter related to a Real Estate Investment Trust issue with the Massachusetts Department of Revenue resulting in a tax benefit of $13 million, or $.04 per share. These items, in the aggregate, result in a net charge of $.59 per share for the second quarter of 2003. Reported results for 2002 include the operating results of the divested Corporate Trust business that added $.02 per share, and include a restructuring charge of $20 million, or $.04 per share, for a reduction in force initiative taken in April 2002.

Excluding the financial operating results of GSS, the significant charges listed above and settlement of the Massachusetts tax matter, baseline earnings were $167 million or $.52 per share in the second quarter of 2003. This compares with baseline earnings for the second quarter of 2002 of $185 million, or $.56 per share, which exclude the impact of the operating results of the Corporate Trust business and the restructuring charge. The decline in baseline earnings was primarily due to lower net interest revenue, reflecting narrower interest rate spreads.

Total Revenue

In the second quarter of 2003, total reported revenue was $1.082 billion, up $79 million, compared to $1.003 billion a year ago and included revenue from the GSS business of $150 million. On a baseline basis, total revenue was $958 million compared to $995 million in 2002, a decrease of $37 million, primarily due to lower net interest revenue, which was down $52 million from the second quarter of 2002, reflecting narrower interest rate spreads.

PART I.    ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

Fee Revenue

Fee revenue on a reported basis for the second quarter of 2003 was $881 million, up $136 million, from 2002. Reported fee revenue for 2003 included $153 million of revenue from the GSS business. Reported revenue for the second quarter of 2002 included $20 million of fee revenue attributable to the divested Corporate Trust business. On a baseline basis, fee revenue was $741 million, up $16 million compared to $725 million for the second quarter of 2002. Servicing and management fees were the largest components of fee revenue. Combined, they comprise approximately 70% of State Street’s total fee revenue. Servicing and management fees are a function of several factors, including the mix and volume of assets under custody and assets under management, securities positions held, and volume of portfolio transactions, as well as types of products and services used by clients. Servicing and management fees are affected by changes in worldwide equity and fixed income valuations. In general, servicing fees are affected by changes in daily average valuations of assets under custody, and management fees are affected by changes in month-end valuations of assets under management. Management fee revenue is significantly more sensitive to market valuations than servicing fee revenue. State Street estimates that a 10% increase or decrease in worldwide equity values would cause a corresponding change in State Street’s total revenue of approximately 2%. Similarly, as bond values worldwide increase or decrease by 10%, State Street would anticipate a corresponding change of approximately 1% in its total revenue.

	Daily Averages of Indices
	For the three months ended June 30,
Index	2003	2002	Change

S&P 500®	938.0	1,070.2	(12)%
NASDAQ®	1,521.9	1,645.8	(7)
MSCI® EAFE	979.7	1,149.2	(15)

Servicing fees are derived from custody, accounting, daily pricing and administration; master trust and master custody; trustee and recordkeeping; performance, risk and compliance analytics; and investment manager operations outsourcing. Servicing fees for the second quarter of 2003 were $482 million, up $98 million from the reported $384 million in the second quarter of 2002. The increase was primarily attributable to the servicing fee revenue generated by the GSS business acquisition of $92 million offset somewhat by the $19 million of servicing fees in 2002 attributable to the divested Corporate Trust business. On a baseline basis, servicing fees were $390 million, up from $365 million for the second quarter of 2002. The increase in baseline servicing fee revenue was attributable to business gained through an acquisition in July 2002 and new business from new and existing clients, which more than offset the revenue impact of lower daily average equity market valuations noted above.

At June 30, 2003, total assets under custody were $8.5 trillion, including $1.9 trillion attributable to the GSS business. The value of assets under custody is a broad measure of the relative size of various markets served. Changes to the value of assets under custody do not result in proportional changes in revenue. Many services are priced on factors other than asset values, including the mix of assets under custody, securities positions held, portfolio transactions, and types of products and services. State Street uses relationship pricing for clients who take advantage of multiple services.

PART I.    ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

Management fees from investment management services, primarily delivered through State Street Global Advisors®, were $130 million, compared to $129 million a year ago. Fees from the GSS business added $5 million to management fees. On a baseline basis, management fees were $125 million, down $4 million from 2002, reflecting the effects of significantly lower month-end average equity market valuations from a year ago as noted in the table above, largely offset by continued new business success. Total assets under management were $901 billion, compared to $770 billion a year previously. The following table shows the change in assets under management since year-end:

(Dollars in billions) Assets Under Management

December 31, 2002	$763
Net inflows from clients	76
Market appreciation	62

June 30, 2003	$901

Commencing with the first quarter of 2003, securities lending revenue, previously included in both servicing fees and management fees, was presented as a separate revenue item. Prior period results have been adjusted to reflect this presentation. Reported securities lending revenue was $76 million in the quarter, compared to $68 million in the second quarter of the previous year. Securities lending fees from the GSS business added $19 million to securities lending revenue. On a baseline basis, securities lending revenue was down $11 million. This decrease reflected narrower interest-rate spreads due to a less favorable interest-rate environment compared to a year ago, which more than offset growth in volume of securities on loan.

Foreign exchange trading revenue was $103 million for the quarter compared to $92 million a year ago. Foreign exchange fees from the GSS business added $10 million to foreign exchange lending in 2003. Baseline foreign exchange trading revenue increased $1 million from the second quarter of 2002 and reflected relatively low average currency volatility in the quarter.

Brokerage fee revenue was $27 million compared to $31 million a year ago, driven by lower equity trading volumes.

Reported processing fees and other revenue, which includes certain fees from Deutsche Bank related to the GSS business, profits and losses from joint ventures and other items, were $63 million in the quarter compared to $41 million a year ago. This increase was due to $27 million of fee revenue from the GSS business. Until customers and their related deposits are converted to State Street systems, Deutsche Bank is making payments in consideration of revenue earned from GSS client deposits. These deposits will transfer to State Street when the custody business is converted, over the next several quarters. On a baseline basis, processing fees and other revenue was $49 million, up $9 million from 2002, and reflected increased fee revenue from State Street’s treasury-related products.

PART I.    ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

Net Interest Revenue

Reported net interest revenue for the second quarter of 2003 was $193 million, down from $249 million in the second quarter of 2002. Reported net interest revenue includes $5 million of financing costs attributable to the acquisition of the GSS business. Reported net interest revenue for 2002 included $3 million of interest revenue for the divested Corporate Trust business. State Street provides repurchase agreements and deposit services for clients’ investment activities, which generate net interest revenue.

	Three Months Ended June 30,
	2003		2002
(Dollars in millions)	Average Balance	Rate (a)	Average Balance	Rate (a)

Interest-earning assets	$74,608	2.22%	$73,205	2.88%
Interest-bearing liabilities	66,669	1.25	65,808	1.59

Excess of rate earned over rate paid		.97%		1.29%

Net interest margin		1.10%		1.45%

(a)	Rates were calculated on a taxable-equivalent basis where the tax savings generated by tax-exempt investments was recorded as net interest revenue with a corresponding charge to income tax expense. Tax savings were computed using a federal income tax rate of 35%, adjusted for applicable state income taxes, net of the related federal tax benefit.

Baseline net interest revenue was $209 million, a decline of $52 million, or 20%, from $261 million a year ago, when net interest revenue still benefited from the residual benefits of the multiple rate cuts of 2001. Lower yields on assets in 2003 reflected the continued decline in interest rates. Net interest margin for the three months ended June 30, 2003, was 1.10%, compared to 1.45% for the comparable period in 2002. Rates earned in excess of rates paid decreased by 32 basis points year-over-year. Lower yields on assets, as maturing assets were reinvested at the lower market rates, were responsible for the change. The current year has presented a challenging interest-rate environment. Average spreads between overnight and two-year treasury rates were 19 basis points during the quarter, compared to 148 basis points a year ago. This flattening in the short end of the yield curve significantly limited opportunities to leverage the balance sheet and served to reduce net interest revenue.

Gains of Sales of Available-for-Sale Securities

State Street realized securities gains of $8 million in the second quarter of 2003, down $2 million from the second quarter of last year.

Operating Expenses

Reported operating expenses for the second quarter of 2003 were $1.139 billion, up $401 million from $738 million a year ago. This increase includes $292 million of expenses related to restructuring costs associated with the Corporation’s expense-reduction program, up from $20 million in the second quarter of 2002. In addition, the increase was attributable to $140 million of expenses from the GSS business, and $18 million of merger and integration costs related to the acquisition, offset by a $14 million decrease in expenses as a result of the divestiture of the Corporate Trust business in 2002. On a baseline basis, expenses decreased $15 million, or 2%. Lower direct controllable expenses and salaries and benefits expense more than offset increases in transaction processing, information systems and communication, and occupancy expenses.

PART I.    ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

Reported salaries and employee benefits expense increased $20 million to $444 million, including $53 million of costs from the addition of approximately 2,800 employees in January 2003 from the acquisition of GSS, offset by a reduction in expense of $9 million from the divestiture of the Corporate Trust business in 2002. Baseline-basis salaries and employee benefits expense was down $24 million as a result of lower incentive compensation expense, which more than offset the higher cost of salaries and benefits in 2003.

Reported information systems and communications expense increased $49 million to $140 million, including $40 million attributable to GSS operating costs. On a baseline basis, information systems and communication expenses increased by $10 million due to continued investment in technology, and in particular, to upgrade systems to support real-time response for growth initiatives.

Reported transaction processing services expense increased $20 million to $79 million, including $16 million in GSS transaction processing costs. On a baseline basis, transaction processing services expense was up $5 million, driven by sub-custodian fees and costs associated with International Fund Services (“IFS”) acquired in July 2002.

Occupancy expense increased $16 million to $76 million, including $11 million in facilities costs from the GSS acquisition. On a baseline basis, occupancy expense was up $6 million reflecting annual escalations in rent and insurance costs.

Merger and integration costs totaled $18 million for the quarter. These expenses consisted primarily of professional fees and systems integration costs incurred to date related to the GSS acquisition.

Reported restructuring charges were $292 million in the second quarter of 2003, up from $20 million in 2002. During the second quarter, State Street implemented a voluntary separation program (“VSP”). Approximately 3,000 employees chose to take the offering. Response to the VSP exceeded projections, and as a result, State Street expects to fill approximately 800 to 1,000 replacement positions over the next year. Restructuring charges in 2002 of $20 million resulted from cost control measures and the elimination of positions in April 2002.

Reported other operating expenses in the second quarter of 2003 increased $6 million to $90 million. The increase included $20 million of costs from GSS operations, including $7 million of amortization costs related to intangible assets acquired. On a baseline basis, other expenses decreased $12 million to $70 million due to continued cost control measures.

In the second quarter of 2003, State Street initiated expense reduction programs that will reduce State Street’s operating expenses by approximately $125 million for the remainder of 2003 compared to its first-quarter baseline run rate. The two components of this program include bringing down directly controllable expenses and the VSP. The reductions in controllable expenses resulted in the first $16 million of savings.

State Street also expects to generate cost savings in 2003 through its GSS integration plan, which includes reducing overall workforce relating to the GSS business by approximately 1,000 employees, primarily in the U.S., over a 12-18 month period beginning in June 2003. In addition, GSS operations will be transitioned to State Street’s U.S. servicing platforms in Quincy, Massachusetts and Kansas City, Missouri from facilities in Jersey City, New Jersey and Nashville, Tennessee under the integration plan.

PART I.    ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

Income Taxes

On a reported basis, State Street has a tax benefit of $34 million for the second quarter of 2003, compared to tax expense of $87 million in the second quarter of 2002. Taxes for the second quarter of 2003 include a $13 million after-tax benefit representing the reversal of approximately half of the charge of $25 million recorded in the first quarter of 2003 related to Massachusetts REIT tax legislation. State Street settled the REIT matter with the Massachusetts Department of Revenue during the second quarter of 2003. State Street’s estimated full-year tax rate for 2003 is 35% including the impact of the REIT settlement.

RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

Condensed Income Statement

	Six Months Ended June 30,
(Dollars in millions, except per share data)	2003	2002	$ Change	% Change

Reported Results
Fee Revenue:
Servicing fees	$920	$753	$167	22%
Management fees	255	253	2	1
Global securities lending	131	132	(1)	–
Foreign exchange trading	175	160	15	10
Brokerage fees	57	54	3	4
Processing fees and other	133	90	43	46

Total fee revenue	1,671	1,442	229	16

Net Interest Revenue:
Net interest revenue	397	530	(133)	(25)
Provision for loan losses	–	2	(2)	–

Net interest revenue after provision for loan losses	397	528	(131)	(25)

Gains on sales of available-for-sale investment securities	34	14	20	–

Total Revenue	2,102	1,984	118	6

Operating Expenses:
Salaries and employee benefits	887	845	42	5
Information systems and communications	270	187	83	44
Transaction processing services	151	118	33	28
Occupancy	147	120	27	22
Merger and integration costs	55	–	55	–
Restructuring	292	20	272	–
Other	171	163	8	5

Total operating expenses	1,973	1,453	520	36

Income before income taxes	129	531	(402)	–
Income tax expense	56	175	(119)	–

Net Income	$73	$356	$(283)	(79)

Earnings Per Share:
Basic	$.22	$1.10	$(.88)	(80)
Diluted	.22	1.08	(.86)	(80)

PART I.    ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

Income Statement—Baseline Reconciliation—Six Months Ended June 30, 2003

	Six Months Ended June 30, 2003
(Dollars in millions, except per share data)	Baseline Results	GSS Contribution (a)		Operating Results	Other		Reported Results

Fee Revenue:
Servicing fees	$770	$150		$920			$920
Management fees	247	8		255			255
Global securities lending	102	29		131			131
Foreign exchange trading	160	15		175			175
Brokerage fees	57	–		57			57
Processing fees and other	99	47		146	$(13	)(e)	133

Total fee revenue	1,435	249		1,684	(13)		1,671

Net Interest Revenue:
Net interest revenue	430	(7	)(b)	423	(26	)(f)	397
Provision for loan losses	–	–		–	–		–

Net interest revenue after provision for loan losses	430	(7)		423	(26)		397

Gains on sales of available-for-sale investment securities	34	–		34	–		34

Total Revenue	1,899	242		2,141	(39)		2,102

Operating Expenses:
Salaries and employee benefits	799	88		887	–		887
Information systems and communications	200	70		270	–		270
Transaction processing services	128	23		151	–		151
Occupancy	129	18		147	–		147
Merger and integration costs	–	–		–	55		55
Restructuring	–	–		–	292		292
Other	138	33	(c)	171	–		171

Total operating expenses	1,394	232		1,626	347		1,973

Income before income taxes	505	10		515	(386)		129
Income tax expense (benefit)	167	3		170	(114	)(g)	56
Taxable-equivalent adjustment	26	–		26	(26	)(f)	–

Net Income (Loss)	$312	$7		$319	$(246)		$73

Earnings (Loss) Per Share—Diluted	$.98	$(.02	)(d)	$.96	$(.74)		$.22

Reported results agree with the Corporation’s Consolidated Statement of Income

(a)	Includes $5 million of revenue and $7 million of expenses related to out-of-scope client relationships
(b)	Includes $10 million of net interests costs attributable to the GSS acquisition financing
(c)	Includes amortization of intangibles expense of $12 million
(d)	Includes ($.05) impact due to changes in shares outstanding attributable to the acquisition
(e)	Represents a valuation reserve on certain real estate assets classified as available-for-sale
(f)	Taxable-equivalent adjustment was not included in reported results
(g)	Reflects the impact of a certain Massachusetts REIT tax legislation issue ($12 million tax expense) as well as the tax benefit related to the valuation reserve and restructuring, merger and integration costs

PART I.    ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

Income Statement—Baseline Reconciliation—Six Months Ended June 30, 2002

	Six Months Ended June 30, 2002
(Dollars in millions, except per share data)	Baseline Results	Corporate Trust Business	Other		Reported Results

Fee Revenue:
Servicing fees	$714	$39			$753
Management fees	253	–			253
Global securities lending	132	–			132
Foreign exchange trading	160	–			160
Brokerage fees	54	–			54
Processing fees and other	88	2			90

Total fee revenue	1,401	41			1,442

Net Interest Revenue:
Net interest revenue	554	6	$(30	)(a)	530
Provision for loan losses	2	–	–		2

Net interest revenue after provision for loan losses	552	6	(30)		528

Gains on sales of available-for-sale investment securities	14		–		14

Total Revenue	1,967	47	(30)		1,984

Operating Expenses:
Salaries and employee benefits	828	17	–		845
Information systems and communications	184	3	–		187
Transaction processing services	116	2	–		118
Occupancy	118	2	–		120
Restructuring	–	–	20	(b)	20
Other	158	5	–		163

Total operating expenses	1,404	29	20		1,453

Income before income taxes	563	18	(50)		531
Income tax expense (benefit)	176	6	(7)		175
Taxable-equivalent adjustment	30	–	(30	)(a)	–

Net Income (Loss)	$357	$12	$(13)		$356

Earnings (Loss) Per Share—Diluted	$1.08	$.04	$(.04)		$1.08

Reported results agree with the Corporation’s Consolidated Statement of Income

(a)	Taxable-equivalent adjustment
(b)	Other includes $20 million of costs associated with the April 2002 reduction in force included in reported results as restructuring costs

PART I.    ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

Supplement Financial Information—Baseline (a) —Consolidated Statement of Income

	Six Months Ended June 30,
(Dollars in millions, except per share data)	2003	2002	$ Change	% Change

Fee Revenue:
Servicing fees	$770	$714	$56	8%
Management fees	247	253	(6)	(2)
Global securities lending	102	132	(30)	(23)
Foreign exchange trading	160	160	–	–
Brokerage fees	57	54	3	4
Processing fees and other	99	88	11	11

Total fee revenue	1,435	1,401	34	2

Net Interest Revenue:
Net interest revenue	430	554	(124)	–
Provision for loan losses	–	2	(2)	–

Net interest revenue after provision for loan losses	430	552	(122)	(22)

Gains on sales of available-for-sale investment securities	34	14	20	–

Total Revenue	1,899	1,967	(68)	(3)

Operating Expenses:
Salaries and employee benefits	799	828	(29)	(4)
Information systems and communications	200	184	16	8
Transaction processing services	128	116	12	11
Occupancy	129	118	11	10
Other	138	158	(20)	(13)

Total operating expenses	1,394	1,404	(10)	(1)

Income before income taxes	505	563	(58)	(10)
Income tax expense	167	176	(9)	–
Taxable-equivalent adjustment	26	30	(4)	–

Net Income	$312	$357	$(45)	(13)

Earnings Per Share—Diluted	$.98	$1.08	$(.10)	(9)

(a)	As defined and reconciled to reported results on earlier schedules

PART I.    ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

Summary

State Street reported net income for the first six months of 2003 of $73 million, or $.22 per share, compared to $356 million or $1.08 per share for the first six months of 2002. Reported results for 2003 include a loss of $.02 per share related to the GSS business. In addition, State Street recorded pre-tax restructuring charges of $292 million, or $.57 per share, related to the Corporation’s expense-reduction program, as well as pre-tax merger and integration costs of $55 million, or $.11 per share, related to the acquisition of the GSS business. The Corporation also recorded an after-tax charge of $12 million, or $.03 per share, for settlement of a tax matter related to a real estate investment trust issue with the Massachusetts Department of Revenue, and a pre-tax charge of $13 million, or $.03 per share, for the write-down associated with the pending sale of certain real estate. These items, in the aggregate, result in a net charge of $.76 per share for the first six months of 2003. Reported results for 2002 include the operating results of the divested Corporate Trust business that added $.04 per share, and includes a restructuring charge of $20 million, or $.04 per share, for a reduction-in-force initiative taken in April 2002.

Baseline earnings were $312 million or $.98 per share in the second quarter of 2003. Comparable baseline earnings for the second quarter of 2002 were $357 million, or $1.08 per share. The decline in baseline earnings was primarily due to lower net interest revenue, reflecting the continuing decline in interest rates and narrower interest rate spreads.

Total Revenue

In the first six months of 2003, total reported revenue was $2.102 billion, up $118 million, compared to $1.984 billion a year ago and included five months of revenue from the GSS business of $242 million. On a baseline basis, total revenue was $1.899 billion compared to $1.967 billion in 2002, a decrease of $68 million, primarily due to lower net interest revenue, which was down $124 million for the first six months of 2003, reflecting the continuing decline in interest rates and narrower interest rate spreads.

Fee revenue on a reported basis for the first six months of 2003 was $1.671 billion, up $229 million, from 2002. Reported fee revenue for 2003 included $249 million of revenue from the GSS business, primarily in servicing fees, securities lending and processing fees and other revenue. Reported revenue for the first six months of 2002 included $43 million of fee revenue, primarily servicing fees, attributable to the divested Corporate Trust business. On a baseline basis, fee revenue was $1.435 billion, up $34 million compared to $1.401 billion for the same period in 2002.

	Average of Month-End Indices
	For the six months ended June 30,
Index	2003	2002	Change

S&P 500®	951.7	1,044.6	(9)%
NASDAQ®	1,561.0	1,589.0	(2)
MSCI® EAFE	993.2	1,151.8	(14)

Baseline servicing fees for the first six months of 2003 were $770 million, up $56 million from the $714 million in 2002. The increase in baseline servicing fee revenue was attributable to business gained through an acquisition in July 2002 and new business from new and existing clients, which more than offset the impact of lower average equity market valuations noted above. Baseline management fees from investment management services were $247 million, compared to $253 million a year ago, reflecting the effects of significantly lower month-end average equity market valuations from a year ago, largely offset by continued new business success.

PART I.    ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

Baseline securities lending revenue was down $30 million for the first six months of 2003 to $102 million. This decrease reflected narrower interest-rate spreads due to a less favorable interest-rate environment compared to a year ago, which more than offset growth in volume of securities on loan. Baseline-basis foreign exchange trading revenue was $160 million for the first six months of 2003, unchanged from a year ago. Relatively low average currency volatility offset higher transaction volumes. Brokerage fee revenue for the first six months was $57 million, compared to $54 million a year ago. Baseline processing fees and other revenue was $99 million, up $11 million from 2002.

Baseline net interest revenue was $430 million for the first six months of 2003, a decline of $124 million, or 22%, from $554 million a year ago, when net interest revenue still benefited from the residual benefits of the multiple rate cuts of 2001. Lower yields on assets in 2003 reflected the continued decline in interest rates, as maturing assets were reinvested at the lower market rates.

State Street realized securities gains of $34 million in the first six months of 2003, up from $14 million from the first six months of the prior year. In 2003, State Street took advantage of opportunities created by declines in market yields on fixed-income securities.

Operating Expenses

Reported operating expenses for the first six months of 2003 were $1.973 billion, up $520 million from $1.453 billion a year ago. This increase includes $292 million of expenses related to restructuring costs associated with the Corporation’s expense-reduction program, up from $20 million for the comparable period in 2002. In addition, the increase was attributable to $232 million of expenses from the GSS business, and $55 million of merger and integration costs related to the acquisition, offset by a $29 million decrease in expenses as a result of the divestiture of the Corporate Trust business in 2002. On a baseline basis, expenses decreased $10 million, or 1%. Lower direct controllable expenses and salaries and benefits expense more than offset increases in information systems and communication, transaction processing, and occupancy expenses.

Baseline salaries and employee benefits expense decreased $29 million to $799 million as a result of lower incentive compensation expense. Baseline information systems and communications expense increased $16 million to $200 million due to continued investment in core processing capabilities and costs related to IFS which was acquired in July 2002. On a baseline basis, transaction processing services expense was up $12 million, driven by sub-custodian fees and costs associated with IFS. Occupancy expense increased $11 million to $129 million, reflecting annual escalations in rent and insurance costs. On a baseline basis, other expenses decreased $20 million to $138 million due to continued cost control measures.

Income Taxes

State Street’s estimated full-year tax rate for 2003 is 35% including the impact of the REIT settlement.

GSS ACQUISITION AND INTEGRATION

On January 31, 2003, State Street completed the primary closing of its acquisition of a substantial part of the global securities services business (“GSS business”) from Deutsche Bank AG. Under the terms of the definitive agreements, first announced on November 5, 2002, State Street’s initial payment to Deutsche Bank for all business units to be acquired was approximately $1.1 billion. A separate closing of business units in Italy and Austria, was to be held upon receipt of applicable regulatory approvals. On July 1, 2003, State Street completed the acquisition of the Italian business units of GSS. The acquisition of the Austrian units of the business is expected to be completed in the third quarter of 2003. In the period ending on the one-year anniversary of the

PART I.    ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

primary closing, State Street will make additional payments of up to an estimated €360 million, based upon performance of the acquired business. The merger and integration costs associated with the acquisition are expected to be $90-$110 million on a pre-tax basis, with $55 million recorded through the first six months of 2003 and the balance to be recorded over the next three quarters. The GSS business had approximately $1.9 trillion of assets under custody at June 30, 2003, and contributed $242 million of fee revenue in the five months since acquisition, including $150 million of servicing fees, $8 million of management fees, $29 million of securities lending revenue, and $15 million of foreign exchange trading revenue. Deutsche Bank compensated State Street with $47 million, recorded in processing fees, for revenue earned during the five months ended June 30, 2003, on client deposits not yet transferred to State Street.

State Street recorded $10 million of interest costs associated with the acquisition financing in net interest revenue in the first six months of 2003. Operating expenses attributable to the GSS business were $232 million, including $88 million of salaries and benefits expenses, $70 million of information systems and communications expenses, $23 million of transaction processing services expenses, $18 million of occupancy expenses, and $33 million of other expenses.

The GSS business increased net income by $7 million for the first six months of 2003; however, the issuance of common stock used to partially fund the acquisition resulted in a $.02 per share loss for the period attributable to the GSS business.

State Street incurred $55 million of merger and integration costs related to GSS in the first six months of 2003. These one-time expenses consisted primarily of costs for employee retention, system conversion costs and consulting services.

When initially announced in November 2002, the acquired business represented approximately €700 million in annualized revenue. Based on the run-rate from the second quarter of 2003, the business as acquired is generating approximately $580 million of annualized revenue. The lower annualized revenue rate reflects the effects of the delayed closings in Italy and Austria, the decline in worldwide equity values between August 2002 and the end of the first quarter, client attrition that was anticipated, and the effect on the GSS business of the same factors affecting State Street as a whole. These factors include a low-interest rate environment and lower cross border investment flows. Based on the run rate from the second quarter of 2003, the business as acquired is generating approximately $532 million of annualized expenses, in part reflecting implementation of planned expense reductions. State Street is ahead of schedule in reducing GSS expenses, and plans to meet or exceed its targets for cost savings.

Based on the first five months operating results, State Street confirms its previously-disclosed expectation that the acquisition is expected to be dilutive to earnings per share by approximately $0.01 to $0.03 per share from operations and financing costs.

LINES OF BUSINESS

State Street has two primary lines of business – Investment Servicing and Investment Management. Investment Servicing includes custody, accounting, daily pricing and administration; master trust and master custody; trustee and recordkeeping; foreign exchange and trading services; securities lending; deposit and short-term investment facilities; lease financing; investment manager operations outsourcing; and performance, risk and compliance analytics to support institutional investors. State Street’s 50%-owned affiliates, Boston Financial Data Services, Inc. and the International Financial Data Services group of companies, provide shareholder services, including mutual fund and collective fund shareholder accounting. Revenue from Investment Servicing comprised 85% of State Street’s total revenue, excluding other/one-time charges, for the three- and six-months ended June 30, 2003.

PART I.    ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

Investment Management offers a broad array of services for managing financial assets, including investment management and investment research services for both institutions and individual investors worldwide. These services included active and passive U.S. and non-U.S. equity and fixed income strategies, and other related services, such as securities lending. Retirement benefit services are provided through State Street’s 50%-owned affiliate, CitiStreet, LLC. Revenue from the Investment Management line of business comprised 15% of State Street’s total revenue, excluding the other/one-time charges, for the three- and six-months ended June 30, 2003.

Business Divesture included the revenue and expenses related to the Corporate Trust operations sold in December 2002.

Other/One-Time charges for 2003 included restructuring costs in the second quarter of $292 million; and merger and integration costs related to the acquisition of GSS of $18 million and $55 million for the three- and six-months ended June 30, 2003, respectively; and the $13 million write-down of certain real estate that is pending sale, which has been included in fee revenue. For 2002, Other/One-Time charges include $20 million of restructuring costs. See Note 2 for more detail on the acquisition of GSS and Note 11 for more detail on restructuring costs.

The total columns represent consolidated results in accordance with accounting principles generally accepted in the United States as they appear in the Consolidated Statements of Income included in the financial statements.

PART I.    ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

Results for the Three Months Ended June 30, 2003

Following is a summary of line of business financial results for the second quarter of 2003 and 2002:

	For the Three Months Ended June 30,
	Investment Servicing		Investment Management		Business Divestiture		Other/ One- Time			Total
(Dollars in millions, except where otherwise noted)	2003	2002	2003	2002	2003	2002	2003	2002		2003	2002

Fee Revenue:
Servicing fees	$482	$365				$19				$482	$384
Management fees	–	–	$130	$129		–				130	129
Global securities lending	64	56	12	12		–				76	68
Foreign exchange trading	103	92	–	–		–				103	92
Brokerage fees	27	31	–	–		–				27	31
Processing fees and other	68	35	8	5		1	$(13)			63	41

Total fee revenue	744	579	150	146		20	(13)			881	745

Net interest revenue after provision for loan losses	182	229	11	16		3	–			193	248
Gains on sale of available-for-sale securities, net	8	10	–	–		–	–			8	10

Total Revenue	934	818	161	162		23	(13)			1,082	1,003
Operating Expenses	695	572	134	132		14	310 (a)	$20	(b)	1,139	738

Income (Loss) Before Income Taxes	$239	$246	$27	$30		$9	$(323)	$(20)		$(57)	$265

Pre-tax margin	26%	30%	16%	19%		39%
Average assets (billions)	$81.5	$76.4	$2.1	$1.8		$.6				$83.6	$78.8

(a)	$292 million of restructuring costs—$258 million for Investment Servicing and $34 million for Investment Management; $18 million of merger and integration expenses
(b)	$17 million for Investment Servicing and $3 million for Investment Management

Investment Servicing.    Total revenue for the three months ended June 30, 2003, increased $116 million to $934 million, up 14% from 2002 driven by growth in fee revenue, somewhat offset by a decline in net interest revenue.

Growth in fee revenue of $165 million for the second quarter of 2003 to $744 million was primarily attributable to $153 million from the GSS business. Servicing fees were up $117 million, $92 million of which was attributable to the GSS business with the remainder attributable to the acquisition of IFS in July 2002 and new business from new and existing clients. Fee revenue from global securities lending was up $8 million to $64 million. GSS contributed $19 million to the increase, however narrower interest rate spreads more than offset the GSS contribution and growth in the volume of securities on loan. Foreign exchange trading revenue was up $11 million to $103 million. GSS contributed $10 million to the increase. Processing fees and other revenue was up $33 million to $68 million, of which GSS contributed $27 million, including fees from Deutsche Bank for revenue earned on client deposits not yet transferred to State Street.

PART I.    ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

Net interest revenue after provision for loan losses for the second quarter of 2003 was $182 million, compared to $229 million in 2002. Net interest revenue reflected the challenging interest rate environment, including lower rates earned on investments.

Operating expenses for the second quarter of 2003 were $695 million, up $123 million from the prior year. GSS contributed $140 million of expenses; offset somewhat by cost control measures. Excluding GSS, operating expenses were down $17 million due to continuing cost control measures.

Investment Management.    Total revenue for the second quarter of 2003 was $161 million, down $1 million, from $162 million reported in 2002. The slight decrease in net interest revenue was almost entirely offset by increases in management fees and processing fees and other revenue.

Management fees from investment management services, delivered through State Street Global Advisors, were $130 million in the second quarter of 2003 compared to $129 million a year ago. Management fees principally reflected new business from new and existing clients, constrained by significantly lower average equity market valuations from a year ago.

Operating expenses for the three months ended June 30, 2003 were $134 million, up slightly from $132 million.

Results for the Six Months Ended June 30, 2003

Following is a summary of line of business financial results for the first six months of 2003 and 2002:

	For the Six Months Ended June 30,
	Investment Servicing		Investment Management		Business Divestiture		Other/ One- Time			Total
(Dollars in millions, except where otherwise noted)	2003	2002	2003	2002	2003	2002	2003	2002		2003	2002

Fee Revenue:
Servicing fees	$920	$714				$39				$920	$753
Management fees	–	–	$255	$253		–				255	253
Global securities lending	111	109	20	23		–				131	132
Foreign exchange trading	175	159	–	–		–				175	159
Brokerage fees	57	54	–	–		–				57	54
Processing fees and other	132	80	14	9		2	$(13)			133	91

Total fee revenue	1,395	1,116	289	285		41	(13)			1,671	1,442

Net interest revenue after provision for loan losses	376	491	21	31		6	–			397	528
Gains on sale of available-for-sale securities, net	34	14	–	–		–	–			34	14

Total Revenue	1,805	1,621	310	316		47	(13)			2,102	1,984
Operating Expenses	1,363	1,136	263	268		29	347 (a)	$20	(b)	1,973	1,453

Income (Loss) Before Income Taxes	$442	$485	$47	$48		$18	$(360)	$(20)		$129	$531

Pre-tax margin	24%	30%	15%	15%		40%
Average assets (billions)	$78.6	$75.2	$2.0	$1.9		$.6				$80.6	$77.7

(a)	$292 million of restructuring costs—$258 million for Investment Servicing and $34 million for Investment Management; $55 million of merger and integration expenses
(b)	$17 million for Investment Servicing and $3 million for Investment Management

PART I.    ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

Investment Servicing.    Total revenue for the six months ended June 30, 2003, increased $184 million to $1.805 billion, up 11% from 2002 driven by growth in fee revenue and gains on the sales of available-for-sale securities, somewhat offset by a decline in net interest revenue.

Growth in fee revenue of $279 million for the first six months of 2003 to $1.395 billion was primarily attributable to $242 million from the GSS business, which was acquired January 31, 2003. Servicing fees were up $206 million, $150 million of which was attributable to the GSS business with the remainder attributable to the acquisition of IFS in July 2002 and new business from new and existing clients. Fee revenue from global securities lending was up $2 million to $111 million. GSS contributed $29 million to the increase, however narrower interest rate spreads more than offset the GSS contribution and growth in the volume of securities on loan. Foreign exchange trading revenue was up $16 million to $175 million. GSS contributed $15 million to the increase. Processing fees and other revenue was up $52 million to $132 million, of which GSS contributed $47 million, including fees from Deutsche Bank for revenue earned on client deposits not yet transferred to State Street.

Net interest revenue after provision for loan losses for the first six months of 2003 was $376 million, compared to $491 million in 2002. Net interest revenue in 2003 reflected lower rates earned on assets, and lower interest rate spreads. Net interest revenue in early 2002 still benefited from the multiple reductions in the federal funds rate in 2001.

Gains on the sale of available-for-sale securities were $34 million for the first six months of 2003, compared to $14 million a year ago. State Street took advantage of opportunities created by continued declines in market yields on fixed-income securities.

Operating expenses for the six months ended June 30, 2003, were $1.363 billion, up $227 million from the prior year. GSS contributed $232 million of expenses. Excluding GSS, operating expenses were down $5 million due to the continued cost control measures.

Investment Management.    Total revenue for the six months ended June 30, 2003, was $310 million, down $6 million, from $316 million reported in 2002. The slight decreases in net interest revenue and securities lending revenue were largely offset by increases in management fees and processing fees and other revenue.

Management fees from investment management services, delivered through State Street Global Advisors, were $255 million for the first six months of 2003 compared to $253 million a year ago. Management fees principally reflected new business from new and existing clients, constrained by significantly lower average equity market valuations from a year ago.

Operating expenses for the six months ended June 30, 2003 were $263 million, down slightly from $268 million.

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

Asset Values in worldwide financial markets.    As asset values in worldwide financial markets increase or decrease, State Street’s opportunities to invest and service financial assets may change. Since a portion of the Corporation’s fees are based on the value of assets under custody and management, fluctuations in the valuation of worldwide securities markets will affect revenue. State Street estimates that a 10% increase or decrease in worldwide equity values would cause a corresponding change in State Street’s total revenue of approximately 2%. If fixed income security values worldwide were to increase or decrease by 10%, State Street would anticipate a corresponding change of approximately 1% in its total revenue.

Dynamics of markets served.    Changes in markets served, including the growth rate of collective funds worldwide, outsourcing decisions, mergers, acquisitions and consolidations among clients and competitors and the pace of debt issuance, can affect revenue. In general, State Street benefits from increases in the volume of financial market transactions serviced.

State Street provides services worldwide. Global and regional economic factors and changes or potential changes in laws and regulations affecting the Corporation’s business—including volatile currencies, pace of inflation, changes in monetary policy, changes in domestic and international banking supervisory regulations including capital requirements, and social and political instability—could affect results of operations. For example, the significant slowing of economic growth globally is affecting worldwide equity values and business growth. The terrorist attacks that took place in the United States on September 11, 2001, and subsequent military and terrorist activities, have caused economic and political uncertainties. These activities and the national and

PART I.    ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

global efforts to combat terrorism, and other military activities and outbreaks of hostilities have affected and may further adversely affect economic growth, and may have other adverse effects on many companies, including State Street, in ways that are not predictable. In a similar manner, financial reporting irregularities involving large and well-known companies may have other adverse effects on State Street in ways that are not predictable.

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

A new regulatory accord on international banking institutions is currently being considered by the second Basel Committee on Banking Supervision. The Federal Reserve Board has recently issued draft guidance on the implementation in the United States of the currently-proposed Basel II regulatory accord. After obtaining comments on the draft guidance, the Federal Reserve Board is expected to release proposed rules for comment, and ultimately final rules. State Street cannot predict the final form of the regulatory accord or of the related Federal Reserve Board rules and their impact on State Street, but the inability of State Street to maintain its “well-capitalized” status under the final rules, when and if applied, would adversely affect State Street and its business.

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

PART I.    ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

State Street Bank is near the limit on such permitted use of capital and surplus. This limit may affect the pace of future international expansion by State Street Bank through these subsidiaries, although there are available alternatives for international expansion by State Street and State Street Bank. This limit may not have a similar impact on those competitors of the Corporation that are significantly larger than State Street and State Street Bank.

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

FINANCIAL CONDITION

CREDIT QUALITY

At June 30, 2003, total gross loans were $6.0 billion. At quarter end, the allowance for loan losses was $61 million, down from $63 million a year ago. For the quarter ended June 30, 2003, no provision for loan losses was charged against income; there were no charge-offs and no recoveries during the second quarter of 2003. Non-performing assets at June 30, 2003, were $7 million, all of which were non-performing investment securities.

LIQUIDITY AND CAPITAL

Liquidity.    The primary objective of State Street’s liquidity management is to ensure that the Corporation has sufficient funds to meet its commitments and business needs, including accommodating the transaction and cash management requirements of its clients. Liquidity is provided by State Street’s access to global debt markets, its ability to gather additional deposits from its clients, maturing short-term assets, sales of securities, and repayment of clients’ loans. Client deposits and other funds provide multi-currency, geographically diverse sources of liquidity. State Street maintains a large portfolio of liquid assets. As of June 30, 2003, the Corporation’s defined liquid assets were $69.6 billion or 84% of total assets, the vast majority of which can be sold on the open market to meet liquidity needs. At June 30, 2003, State Street had defined short-term liabilities of $71.4 billion. State Street had $155 million in unrealized gains on available-for-sale investment securities at June 30, 2003.

Capital.    State Street’s objective is to maintain a strong capital base in order to provide financial flexibility for its business needs, including funding corporate growth and supporting clients’ cash management needs. As a state-chartered bank and member of the Federal Reserve System, State Street Bank, State Street’s principal subsidiary, is primarily regulated by the Federal Reserve Board, which has established guidelines for minimum capital ratios. State Street has developed internal capital adequacy policies to ensure that State Street Bank meets or exceeds the level required for the “well-capitalized” category, the highest of the Federal Reserve Board’s five capital categories. State Street Bank must meet the regulatory designation of “well capitalized” in order for State

PART I.    ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

FINANCIAL CONDITION (continued)

Street to maintain its status as a financial holding company. State Street’s capital management emphasizes risk exposure rather than asset levels. At June 30, 2003, State Street Bank’s Tier 1 risk-based capital ratio was 13.4% and the Corporation’s Tier 1 risk-based capital ratio was 14.7%. Both significantly exceed the regulatory minimum of 4% and the well-capitalized threshold of 6%. Both State Street’s and State Street Bank’s Tier 1 leverage ratios at June 30, 2003, were 5.2%, exceeding the regulatory minimum of 3% and the well-capitalized threshold of 5%. See Note 14 to the Notes to Consolidated Financial Statements for further information.

State Street’s Board of Directors has authorized the purchase of State Street common stock for use in employee benefit programs and for general corporate purposes. As of June 30, 2003, 8.3 million shares may be purchased under the stock purchase program. State Street employs a third-party broker-dealer to acquire shares for the Corporation’s stock purchase program on the open market.

TRADING ACTIVITIES: FOREIGN EXCHANGE AND INTEREST RATE SENSITIVITY

As part of its trading activities, the Corporation assumes positions in both the foreign exchange and interest rate markets by buying and selling cash instruments and using financial derivatives, including foreign exchange forward contracts, foreign exchange and interest rate options, and interest rate swaps. As of June 30, 2003, the notional amount of these derivative instruments was $335.1 billion, of which $302.0 billion were foreign exchange forward contracts. Long and short foreign-exchange forward-positions are closely matched to minimize currency and interest rate risk. All foreign exchange contracts are valued daily at current market rates.

The following table presents State Street’s market risk for its trading activities as measured by its value at risk methodology:

Value at Risk for the six months ended June 30,

(Dollars in millions)	Average	Maximum	Minimum

2003:
Foreign exchange products	$1.0	$2.2	$.4
Interest rate products	1.6	2.8	1.2

2002:
Foreign exchange products	$.9	$1.7	$.4
Interest rate products	3.0	4.3	2.2

State Street compares actual daily profits and losses from trading activities to estimate one-day value at risk. During the first six months of 2003, State Street did not experience any trading losses in excess of its end-of-day value at risk estimate.

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

State Street’s significant accounting policies are described in detail in Note 1 in the Notes to the Consolidated Financial Statements as included in State Street’s annual report on Form 10-K for the year ended

PART I.    ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

FINANCIAL CONDITION (continued)

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

PART I.    ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

See information under the caption “Trading Activities: Foreign Exchange and Interest Rate Sensitivity” on page 48.

State Street’s Risk Management function was described in detail in the Corporation’s annual report on Form 10-K for the year ended December 31, 2002.

PART I.    ITEM 4.

CONTROLS AND PROCEDURES

The Corporation has established and maintains disclosure controls and other procedures that are designed to ensure that material information relating to the Corporation and its subsidiaries required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Corporation’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. For the period covered in this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2003.

The Chief Executive Officer and Chief Financial Officer have also concluded that there was no change in the Corporation’s internal controls over financial reporting identified in connection with the evaluation described in the preceding paragraph that occurred during the quarter ended June 30, 2003, that has materially affected, or likely to materially affect, the Corporation’s internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit Number		Page of this Report

10.1	Memorandum of Agreement with Maureen Scannell Bateman supplemental to an Executive Voluntary Separation election	53

12	Ratio of earnings to fixed charges	56

15	Letter regarding unaudited interim financial information	57

31.1	Rule 13a-14(a)/15d-14(a) Certification	58

31.2	Rule 13a-14(a)/15d-14(a) Certification	59

32	Section 1350 Certifications	60

(b)  Current Reports on Form 8-K

A current report on Form 8-K dated May 30, 2003, was filed, by the Registrant, on June 2, 2003, with the Securities and Exchange Commission reporting that its Chairman and Chief Executive Officer underwent successful bypass surgery at a Boston hospital on May 29, 2003.

A current report on Form 8-K dated June 24, 2003, was furnished, by the Registrant, on June 24, 2003, to the Securities and Exchange Commission providing exhibits outlining an investor presentation as presented by Chief Operating Officer Ron Logue pursuant to Regulation FD.

A current report on Form 8-K/A dated June 24, 2003, was furnished, by the Registrant, on June 24, 2003, to the Securities and Exchange Commission providing revised information regarding an investor presentation presented by Chief Operating Officer Ron Logue.

A current report on Form 8-K dated June 25, 2003, was filed, by the Registrant, on June 25, 2003, with the Securities and Exchange Commission reporting that it has entered into a definitive agreement to sell its Private Asset Management business to U.S. Trust, a wholly-owned subsidiary of The Charles Schwab Corporation.

A current report on Form 8-K dated July 1, 2003, was filed, by the Registrant, on July 3, 2003, with the Securities and Exchange Commission reporting that it completed the closing of the acquisition of the Italian portion of the Global Securities Services business from Deutsche Bank in January 2003.

A current report on Form 8-K dated July 8, 2003, was furnished, by the Registrant, on July 9, 2003, to the Securities and Exchange Commission reporting that had implemented an operating expense reduction program and expected to record a related pre-tax restructuring charge, and that it expected improved operating results for the second quarter of 2003, as compared with the first quarter of 2003.

A current report on Form 8-K dated July 15, 2003, was furnished, by the Registrant, on July 15, 2003, to the Securities and Exchange Commission reporting results of operations and related financial information for its completed second quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STATE STREET CORPORATION

Date: August 8, 2003	By:	/s/ EDWARD J. RESCH
Edward J. Resch, Executive Vice President and Chief Financial Officer

Date: August 8, 2003	By:	/s/ FREDERICK P. BAUGHMAN
Frederick P. Baughman, Senior Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

(filed herewith)

10.1	Memorandum of Agreement with Maureen Scannell Bateman supplemental to an Executive Voluntary Separation election

12	Ratio of earnings to fixed charges

15	Letter regarding unaudited interim financial information

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certifications