Form 10-Q
period 2003-09-30
STATE STREET CORP
filed 2003-11-07
CIK 93751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2003

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

Yes ☒    No ☐

The number of shares of the Registrant’s Common Stock outstanding on October 31, 2003 was 334,213,804.

STATE STREET CORPORATION

PART I.    ITEM 1.

FINANCIAL STATEMENTS

Consolidated Statement of Income—State Street Corporation (Unaudited)

(Dollars in millions, except per share data) Three months ended September 30,	2003	2002

Fee Revenue:
Servicing fees	$505	$390
Management fees	141	116
Global securities lending	61	45
Foreign exchange trading	101	78
Brokerage fees	28	32
Processing fees and other	92	41

Total fee revenue	928	702

Net Interest Revenue:
Interest revenue	364	475
Interest expense	161	251

Net interest revenue	203	224
Provision for loan losses	–	1

Net interest revenue after provision for loan losses	203	223

(Losses) gains on the sales of available-for-sale investment securities, net	(5)	31

Total Revenue	1,126	956

Operating Expenses:
Salaries and employee benefits	407	398
Information systems and communications	140	92
Transaction processing services	80	63
Occupancy	84	62
Merger and integration costs	26	–
Restructuring costs	3	–
Other	81	69

Total operating expenses	821	684

Income before income taxes	305	272
Income tax expense	103	90

Net Income	$202	$182

Earnings Per Share
Basic	$.61	$.57
Diluted	.60	.56

Average Shares Outstanding (in thousands)
Basic	332,246	323,023
Diluted	336,568	328,163
Cash Dividends Declared Per Share	$.14	$.12

The accompanying notes are an integral part of these financial statements.

PART I.    ITEM 1.

FINANCIAL STATEMENTS (continued)

Consolidated Statement of Income—State Street Corporation (Unaudited)

(Dollars in millions, except per share data) Nine months ended September 30,	2003	2002

Fee Revenue:
Servicing fees	$1,425	$1,143
Management fees	396	369
Global securities lending	192	177
Foreign exchange trading	276	238
Brokerage fees	85	86
Processing fees and other	225	131

Total fee revenue	2,599	2,144

Net Interest Revenue:
Interest revenue	1,162	1,509
Interest expense	562	755

Net interest revenue	600	754
Provision for loan losses	–	3

Net interest revenue after provision for loan losses	600	751

Gains on the sales of available-for-sale investment securities, net	29	45

Total Revenue	3,228	2,940

Operating Expenses:
Salaries and employee benefits	1,294	1,243
Information systems and communications	410	279
Transaction processing services	231	181
Occupancy	231	182
Merger and integration costs	81	–
Restructuring costs	295	20
Other	252	232

Total operating expenses	2,794	2,137

Income before income taxes	434	803
Income tax expense	159	265

Net Income	$275	$538

Earnings Per Share
Basic	$.83	$1.66
Diluted	.82	1.64

Average Shares Outstanding (in thousands)
Basic	331,056	323,521
Diluted	334,160	327,713

Cash Dividends Declared Per Share	$.41	$.35

The accompanying notes are an integral part of these financial statements.

PART I.    ITEM 1.

FINANCIAL STATEMENTS (continued)

Consolidated Statement of Condition—State Street Corporation

(Dollars in millions)	September 30, 2003	December 31, 2002

	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$1,691	$1,361
Interest-bearing deposits with banks	22,333	28,143
Securities purchased under resale agreements and securities borrowed	8,737	17,215
Trading account assets	1,059	984
Investment securities (including securities pledged of $14,176 and $10,335)	32,364	28,071
Loans (less allowance of $61 and $61)	6,168	4,113
Premises and equipment	1,154	887
Accrued income receivable	1,010	823
Goodwill	1,301	462
Other intangible assets	508	127
Other assets	5,451	3,608

Total Assets	$81,776	$85,794

Liabilities
Deposits:
Noninterest-bearing	$10,690	$7,279
Interest-bearing—U.S.	3,746	9,005
Interest-bearing—Non-U.S.	28,722	29,184

Total deposits	43,158	45,468
Securities sold under repurchase agreements	21,895	21,963
Federal funds purchased	1,778	3,895
Other short-term borrowings	1,842	3,440
Accrued taxes and other expenses	2,199	1,967
Other liabilities	3,509	3,004
Long-term debt	2,151	1,270

Total Liabilities	76,532	81,007

Stockholders’ Equity
Preferred stock, no par: authorized 3,500,000; issued none
Common stock, $1 par: authorized 500,000,000, issued 337,135,000 and 329,992,000	337	330
Surplus	336	104
Retained earnings	4,610	4,472
Accumulated other comprehensive income	126	106
Treasury stock, at cost (3,738,000 and 5,065,000 shares)	(165)	(225)

Total Stockholders’ Equity	5,244	4,787

Total Liabilities and Stockholders’ Equity	$81,776	$85,794

The accompanying notes are an integral part of these financial statements.

PART I.    ITEM 1.

FINANCIAL STATEMENTS (continued)

Consolidated Statement of Changes in Stockholders’ Equity—State Street Corporation (Unaudited)

(Dollars in millions, shares in thousands)	Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock
	Shares	Amount				Shares	Amount	Total

Balance at December 31, 2001	329,999	$330	$110	$3,612	$70	6,329	$(277)	$3,845
Comprehensive income:
Net income				538				538
Change in net unrealized gains/losses on available-for sale securities, net of related taxes of $28					41			41
Foreign currency translation, net of related taxes of $15					28			28
Other, net of related tax benefit of $10					(14)			(14)

Total comprehensive income				538	55			593
Cash dividends declared-$.35 per share				(113)				(113)
Common stock issued pursuant to:
Stock awards and options exercised, including tax benefit of $20	(7)					(2,243)	99	99
Debt conversion			(3)			(70)	3	–

Common stock acquired						1,636	(75)	(75)

Balance at September 30, 2002	329,992	$330	$107	$4,037	$125	5,652	$(250)	$4,349

Balance at December 31, 2002	329,992	$330	$104	$4,472	$106	5,065	$(225)	$4,787
Comprehensive income:
Net income				275				275
Change in net unrealized gains/losses on available-for sale securities, net of related tax benefit of $30					(39)			(39)
Foreign currency translation, net of related taxes of $29					58			58
Change in unrealized gains/losses on cash flow hedges, net of related taxes of $1					1			1

Total comprehensive income				275	20			295
Cash dividends declared-$.41 per share				(137)				(137)
Common stock issued pursuant to:
January 14, 2003, Registration Statement	7,153	7	260					267
Present value of the estimated contract fees payable with respect to SPACES, pursuant to January 14, 2003 Registration Statement			(57)					(57)
Stock awards and options exercised, including tax benefit of $5	(10)		6			(1,066)	48	54
Debt conversion			(1)			(21)	1	–
Shares divested from consolidated trust						(54)	2	2
Modified stock awards and options for restructuring			24			(266)	12	36

Common stock acquired						80	(3)	(3)

Balance at September 30, 2003	337,135	$337	$336	$4,610	$126	3,738	$(165)	$5,244

The accompanying notes are an integral part of these financial statements.

PART I.    ITEM 1.

FINANCIAL STATEMENTS (continued)

Consolidated Statement of Cash Flows—State Street Corporation (Unaudited)

(Dollars in millions) Nine months ended September 30,	2003	2002

Operating Activities
Net Income	$275	$538
Non-cash charges for depreciation, amortization, provision for loan losses and deferred income taxes	425	499
Restructuring costs	295	20
Write-down of real estate	13	–
Securities gains, net	(29)	(45)
Change in trading account assets, net	(75)	(169)
Other, net	(432)	(273)

Net Cash Provided by Operating Activities	472	570

Investing Activities
Payments for purchases of:
Available-for-sale securities	(35,575)	(14,770)
Held-to-maturity securities	(1,054)	(750)
Premises and equipment	(229)	(213)
Equity investments and other long-term assets	(23)	(27)
Business acquisitions, net of cash acquired	(1,213)	(79)

Proceeds from:
Maturities of available-for-sale securities	21,754	10,249
Maturities of held-to-maturity securities	1,047	636
Sales of available-for-sale securities	8,139	4,759
Principal collected from lease financing	48	21

Net proceeds from (payments for):
Interest-bearing deposits with banks	5,810	(3,859)
Federal funds sold, resale agreements and securities borrowed	8,478	(3,764)
Loans	(1,995)	669

Net Cash Provided by (Used by) Investing Activities	5,187	(7,128)

Financing Activities
Proceeds from issuance of:
Treasury stock	87	79
Common Stock/SPACES, net of issuance costs	257	–
Long term debt, net of issuance costs	742	–

Payments for:
Non-recourse debt for lease financing	(66)	(37)
Long-term debt	(101)	(1)
Cash dividends	(132)	(110)
Purchase of common stock	(3)	(75)

Net (payments for) proceeds from:
Deposits	(2,330)	4,635
Short-term borrowings	(3,783)	2,044

Net Cash (Used by) Provided by Financing Activities	(5,329)	6,535

Net Increase (Decrease)	330	(23)
Cash and due from banks at beginning of period	1,361	1,651

Cash and Due From Banks at End of Period	$1,691	$1,628

The accompanying notes are an integral part of these financial statements.

PART I.    ITEM 1.

FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements—State Street Corporation (Unaudited)

Note 1—Basis of Presentation

State Street Corporation (“State Street” or the “Corporation”) is a financial holding company that provides custody, accounting, daily pricing and administration; master trust and master custody; investment management; trusteeship and recordkeeping; foreign exchange; securities lending; cash management; trading; and information services to clients worldwide. State Street reports two lines of business. Investment Servicing includes custody, accounting, daily pricing and administration; master trust and master custody; trusteeship and recordkeeping; foreign exchange and trading services; securities lending; deposit and short-term investment facilities; lease financing; investment manager and hedge fund manager operations outsourcing; and performance, risk and compliance analytics to support institutional investors. Investment Management offers a broad array of services for managing financial assets, including investment management and investment research services for both institutions and individual investors worldwide; these services include active and passive U.S. and non-U.S. equity and fixed income strategies, and other related services, such as securities lending.

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

In the opinion of management, all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the financial position of State Street and subsidiaries at September 30, 2003 and December 31, 2002, its cash flows for the nine months ended September 30, 2003 and 2002, and consolidated results of its operations for the three- and nine-months ended September 30, 2003 and 2002, have been made. Operating results for the three- and nine-month periods ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These statements should be read in conjunction with the financial statements and other information included in State Street’s latest annual report on Form 10-K.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share data)	2003	2002	2003		2002

Net income, as reported	$202	$182	$275		$538
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	–	–	19	(a)	–
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(6)	(13)	(47)		(40)

Pro forma net income	$196	$169	$247		$498

Earnings per share:
Basic—as reported	$.61	$.57	$.83		$1.66
Basic—pro forma	.58	.52	.74		1.54
Diluted—as reported	.60	.56	.82		1.64
Diluted—pro forma	.58	.52	.73		1.52

(a)	State Street accelerated recognition of $29 million of pre-tax stock option ($19 million post-tax) expense in the second quarter of 2003 in connection with its restructuring. See Note 12 for further details.

A total of 394,000 and 873,000 options were exercised during the three- and nine-months ended September 30, 2003, respectively, with a weighted average option price of $31.70 and $24.26 per share, respectively. During the three- and nine-months ended September 30, 2003, 4,211,000 and 4,271,000 options were granted, with a weighted average option price of $45.12 and $45.01 per share, respectively.

On January 17, 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” On October 8, 2003, the FASB issued a statement that deferred application of FIN 46 until December 31, 2003. For companies that had consolidated variable interest entities under FIN 46 prior to October 8, 2003, early adoption is

PART I.    ITEM 1.

FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements—State Street Corporation (Unaudited)

Note 1—Basis of Presentation (continued)

allowed. State Street applied the rules of the interpretation to certain variable interest entities effective July 1, 2003. It was determined that two investments, previously accounted for under the equity method, needed to be consolidated. The impact of consolidating these entities was not material to the financial statements of the Corporation. State Street is still evaluating other off-balance sheet entities. After restructuring of certain contractual obligations in the asset-backed commercial paper program, which is not reflected in the financial statements of State Street, consolidation of these entities is not required under existing guidance. Upon adoption of FIN 46, the Corporation will have to deconsolidate the trusts which issue these Trust Preferred Capital Securities. The impact of deconsolidating the trusts will be an increase in other assets and long-term debt of $31 million. State Street will continue to monitor the application of FIN 46, and additional actions may be taken.

On April 30, 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 provides criteria for when a contract with an initial net investment should be classified as a derivative, as discussed in SFAS No. 133. In addition, SFAS No. 149 clarifies circumstances requiring special reporting in the statement of cash flows for a derivative with a financing component. SFAS No. 149 is effective on a prospective basis for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Application of this standard did not have a material impact on the financial condition or results of operations of the Corporation.

On May 15, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement requires certain freestanding financial instruments be classified as liabilities in the Consolidated Statement of Condition that were classified as equity under previous guidance. This statement does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The majority of the statement is effective for all financial instruments entered into or modified after May 31, 2003, with the remainder effective at the first day of the interim period beginning after June 15, 2003. Application of this standard did not have a material impact on the financial condition or results of operations of the Corporation. The FASB has decided to defer certain provisions of the statement as they apply to mandatorily redeemable non-controlling interests. These provisions include the requirement that ownership interests in finite-lived entities, such as trusts which issue Trust Preferred Securities, be classified as liabilities. State Street currently has Trust Preferred Securities of approximately $1 billion and ownership interests in the trusts of approximately $31 million.

Note 2—Acquisitions and Divestitures

In June 2003, State Street entered into a definitive agreement to sell its Private Asset Management business to U.S. Trust for approximately $365 million. This transaction was completed on October 31, 2003. See Note 20 for further details.

On January 31, 2003, State Street completed the primary closing of its acquisition of a substantial part of the Global Securities Services (“GSS”) business of Deutsche Bank AG for approximately $1.1 billion. Separate closings for the acquisitions of business units in Italy and Austria were held upon receipt of applicable regulatory approvals. On July 1, 2003, State Street completed the acquisition of the Italian business units of GSS, and on July 31, 2003, completed the acquisition of the Austrian units of the business. The purchase price is subject to adjustments based upon performance of the acquired businesses on the one-year anniversary of the closing. State Street could make additional payments of up to an estimated €360 million that will be recorded as an adjustment to the goodwill acquired. During the second quarter of 2003, State Street reduced the original purchase price

PART I.    ITEM 1.

FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements—State Street Corporation (Unaudited)

Note 2—Acquisitions and Divestitures (continued)

goodwill by $48 million for a purchase price adjustment related to revenue estimates made for the period prior to closing.

State Street financed $595 million of the initial purchase price through issuance to the public of equity, equity-related and capital securities to the public under an existing shelf registration statement. In January 2003, State Street issued $345 million, or 7.2 million shares of common stock, $345 million, or 1.7 million units of SPACES (see Note 19), and $345 million of floating-rate, medium-term capital securities due 2008 (see Note 8), a portion of which was used to finance the acquisition. The remainder of the purchase price was financed using existing resources.

The acquisition was accounted for under the purchase method of accounting, in accordance with SFAS No. 141, “Business Combinations.” The purchase price of $1.1 billion was allocated as follows: goodwill $724 million, customer relationship intangible $363 million, capitalized software $28 million and other tangible assets $14 million. The customer relationship intangible asset is being amortized on a straight-line basis over fifteen years. The software is being amortized on a straight-line basis over five years. The results of the GSS acquisition were included in the accompanying statement of income for the period from February 1, 2003, through September 30, 2003.

In connection with the acquisition, State Street expects to reduce its overall workforce, primarily in the United States, over a 12- to 18-month period beginning in June 2003, by approximately 1,000 employees. Severance costs of $22 million and transaction costs of $22 million related to these activities were initially recorded as a liability in conjunction with recording the initial purchase of GSS, and were capitalized as part of the goodwill allocated with the GSS business. During the second quarter of 2003, an additional $12 million was recorded for the severance liability and capitalized as goodwill. As of September 30, 2003, $4 million in accrued severance costs and $22 million of transaction costs had been paid. Additionally, State Street incurred $26 million and $81 million of merger and integration costs for the three- and nine-month periods ended September 30, 2003, respectively. These one-time expenses consisted primarily of costs for employee retention, systems conversion and consulting services.

On December 31, 2002, State Street completed the sale of its Corporate Trust business to U.S. Bank, N.A., the lead bank of U.S. Bancorp. The premium received on the sale was $725 million, $75 million of which was placed in escrow pending the successful transition of the business. The Corporate Trust business consisted of $689 billion in bonds under trusteeship, $187 billion in assets under custody and $2.3 billion in client deposits. The bonds under trusteeship transferred to U.S. Bank, N.A. on December 31, 2002. The assets under custody and deposits have transferred in 2003.

In July 2002, State Street completed the cash purchase of International Fund Services (“IFS”), a leading provider of fund accounting and administration as well as securities trade support and operational services for hedge funds, for $80 million. As one of the largest providers of hedge funds services, IFS services over 100 large asset management firms and private equity fund managers, representing more than 350 funds globally. IFS is headquartered in New York City, and has operations centers in New York City and Dublin, Ireland with approximately 500 employees. In connection with this transaction, during the second quarter of 2003 an additional $47 million of the purchase price was paid and recorded based upon certain performance measures.

PART I.    ITEM 1.

FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements—State Street Corporation (Unaudited)

Note 3—Investment Securities

Available-for-sale securities and held-to-maturity securities consisted of the following:

	September 30, 2003				December 31, 2002
	Amortized Cost	Unrealized		Fair Value	Amortized Cost	Unrealized		Fair Value
(Dollars in millions)		Gains	Losses			Gains	Losses

Available for sale:
U.S. Treasury and federal agencies	$19,272	$86	$20	$19,338	$15,665	$97	$2	$15,760
State and political subdivisions	1,793	35	–	1,828	1,992	35	9	2,018
Asset-backed securities	7,694	59	40	7,713	4,205	88	17	4,276
Collateralized mortgage obligations	1,365	2	10	1,357	546	3	1	548
Other debt investments	300	6	–	306	695	8	–	703
Money market mutual funds	67	–	–	67	3,057	–	–	3,057
Other equity securities	224	3	19	208	197	–	31	166

Total	$30,715	$191	$89	$30,817	$26,357	$231	$60	$26,528

Held to maturity:
U.S. Treasury and federal agencies	$1,303	$4		$1,307	$1,327	$13		$1,340
Other investments	244	–		244	216	–		216

Total	$1,547	$4		$1,551	$1,543	$13		$1,556

During the nine months ended September 30, 2003, there were gross gains of $44 million and gross losses  of $15 million realized on the sales of available-for-sale securities. During the nine months ended  September 30, 2002, there were gross gains of $49 million and gross losses of $4 million realized on the sales of available-for-sale securities.

Note 4—Allowance for Loan Losses

State Street establishes an allowance for loan losses to absorb probable credit losses. Changes in the allowance for loan losses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2003	2002	2003	2002

Balance at beginning of period	$61	$63	$61	$58
Provision for loan losses	–	1	–	3
Loan charge-offs	–	(3)	–	(3)
Recoveries	–	–	–	3

Balance at end of period	$61	$61	$61	$61

PART I.    ITEM 1.

FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements—State Street Corporation (Unaudited)

Note 5—Premises and Equipment

The Corporation leases the entire 1,045,000 square feet of One Lincoln Street, a new office building located in Boston, Massachusetts, under a 20-year, non-cancelable capital lease expiring in September 2023. State Street began occupying the first 100,000 square feet of the building in June 2003 and occupies 370,000 square feet at September 30, 2003. As of September 30, 2003, a net book value of $220 million for the capital lease was included in premises and equipment in the Consolidated Statement of Condition. The liability related to the lease is included in long-term debt. The amount capitalized represents the appraised value of the footage occupied by State Street as of September 30, 2003. When the building is fully occupied, expected by the end of 2004, the total appraised value to be capitalized will be $462 million. As the lease is amortized, the cost will be included in occupancy expense. The scheduled lease payments for the next five years are $6 million in 2004, $31 million in 2005, and $41 million in each of 2006, 2007 and 2008, and $810 million over the remaining term of the lease; total minimum lease payments are $970 million over the term of the lease with $508 million representing interest.

Note 6—Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the three- and nine-months ended September 30, 2003, are as follows:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(Dollars in millions)	Investment Servicing	Investment Management	Total	Investment Servicing		Investment Management	Total

Balance at beginning of period	$1,003	$210	$1,213	$252		$210	$462
Goodwill acquired	99	–	99	823	(a)	–	823
Purchase price adjustment	–	–	–	(1	)(b)	–	(1)
Translation adjustments	(11)	–	(11)	(1)		–	(1)
Other adjustments	–	–	–	18		–	18

Balance at end of period	$1,091	$210	$1,301	$1,091		$210	$1,301

(a)	Approximately $724 million of goodwill was recorded in January 2003, related to the acquisition of GSS. An additional $65 million was recorded in the third quarter of 2003 related to the closing of the Italy and Austria portions of the GSS acquisition. See Note 2 for further details. In addition, $34 million of goodwill related to the acquisition of an alliance was recorded in the third quarter of 2003.
(b)	During the second quarter of 2003, goodwill related to GSS was reduced by $48 million due to a change-in-estimate purchase price adjustment, offset by a $47 million increase in goodwill attributable to a performance-based purchase price adjustment for the acquisition of IFS in 2002. See Note 2 for further details.

PART I.    ITEM 1.

FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements—State Street Corporation (Unaudited)

Note 6—Goodwill and Other Intangible Assets (continued)

The gross carrying amount and accumulated amortization of other intangible assets as of September 30, 2003, is as follows:

(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer lists (a)	$544	$(37)	$507
Other	2	(1)	1

Total	$546	$(38)	$508

(a)	Approximately $363 million of customer list intangibles with an amortization period of 15 years were recorded in January 2003 related to the acquisition of GSS. See Note 2 for further details.

Amortization expense related to other intangible assets was $9 million and $23 million for the three- and nine-months ended September 30, 2003, respectively. State Street expects to amortize approximately $28 million per year through the year 2007 related to intangible assets currently held.

Note 7—Other Assets

Other assets includes revaluation gains on foreign exchange contracts, investments in partnerships, joint ventures, and tax-advantaged financings, and trade receivables. At September 30, 2003, and December 31, 2002, revaluation gains on foreign exchange contracts were $2.769 billion and $2.451 billion, respectively, and trade receivables related to contractual settlements were $1.269 billion and $56 million, respectively.

Note 8—Long-term Debt

In January 2003, in connection with its acquisition of the GSS business, State Street issued $345 million of floating-rate, medium-term capital securities due 2008. The floating rate capital securities were issued at LIBOR plus 50 basis points, and are subject to mandatory redemption on December 15, 2005, provided certain regulatory requirements are met, and otherwise are due on February 15, 2008. These notes qualify as Tier 1 capital for bank regulatory purposes. See Note 2 for further details.

In September 2003, State Street Bank authorized $1 billion and issued $400 million of 5.25% Subordinated Bank Notes due 2018 (the “Notes”). The Notes bear an interest rate of 5.25% per annum, and State Street Bank is required to make semi-annual interest payments on the outstanding principal balance of the Notes on April 15 and October 15 of each year. The Notes qualify as Tier 2 capital for bank regulatory purposes. In connection with this offering, State Street Bank executed fair value swaps with a notional value of $400 million to, in effect, convert the Notes from fixed rate to variable rate. See Note 19 for further details.

At September 30, 2003, $227 million was included in long-term debt that related to the capital lease for One Lincoln Street. See Note 5 for further details.

PART I.    ITEM 1.

FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements—State Street Corporation (Unaudited)

Note 8—Long-term Debt (continued)

Long-term debt consisted of the following:

(Dollars in millions)	September 30 2003,	December 31, 2002

Capital Securities:
8.035% Capital Securities B due 2027	$321	$329
7.94% Capital Securities A due 2026	217	217
Floating Rate Capital Trust I due 2028	150	150
Floating Rate Capital Trust II due 2008	345	–

Other Securities:
5.25% Subordinated notes due 2018	415	–
7.65% Subordinated notes due 2010	312	309
7.35% Notes due 2026	150	150
5.95% Notes due 2003	–	100
Long-term capital lease	227	–
9.50% Mortgage note due 2009	14	15

Total long-term debt	$2,151	$1,270

Note 9—Stockholders’ Equity

Accumulated Other Comprehensive Income (Loss)

At September 30, the components of accumulated other comprehensive income, net of related taxes, were as follows:

(Dollars in millions)	2003	2002

Unrealized gain on available-for-sale securities	$61	$137
Foreign currency translation	77	2
Unrealized loss on cash flow hedges	(12)	(14)

Total	$126	$125

Note 10—Processing Fees and Other

Processing fees and other revenue includes fees received from Deutsche Bank representing amounts earned on client deposits of the GSS business that have not yet moved to State Street. In addition, processing fees and other revenue includes fees from software licensing and maintenance, loans, investment banking, structured products, profits and losses from joint ventures, gains and losses on sales of leased equipment and other assets, other trading profits and losses, amortization of investments in tax-advantaged financings, and the residual interest from variable interest entities not consolidated in State Street’s statement of income.

PART I.    ITEM 1.

FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements—State Street Corporation (Unaudited)

Note 11—Net Interest Revenue

Net interest revenue consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2003	2002	2003	2002

Interest Revenue:
Deposits with banks	$114	$154	$362	$475
Investment securities:
U.S. Treasury and federal agencies	99	93	295	311
State and political subdivisions (exempt from federal tax)	15	17	48	49
Other investments	64	69	195	219

Securities purchased under resale agreements, securities borrowed and federal funds sold	32	89	136	287
Commercial and financial loans	15	19	44	65
Lease financing	21	26	67	80
Trading account assets	4	8	15	23

Total interest revenue	364	475	1,162	1,509

Interest Expense:
Deposits	81	137	289	381
Other borrowings	58	97	217	319
Long-term debt	22	17	56	55

Total interest expense	161	251	562	755

Net interest revenue	$203	$224	$600	$754

Note 12—Restructuring Expenses

During the second quarter of 2003, State Street announced a program to decrease operating expenses. The expense reductions are being achieved through a decrease in direct controllable expenses and by a voluntary separation and enhanced severance program (“VSP”) primarily in the United States. Approximately 3,000 individuals have accepted the VSP.

During the three- and nine-month periods ended September 30, 2003, State Street incurred $3 million and $295 million of restructuring costs, respectively. Details of the restructuring costs are as follows:

(Dollars in millions)	Amount Incurred Through June 30, 2003	Amount Incurred in Three Months Ended September 30, 2003	Expected Future Amount to be Incurred	Total Amount Expected to be Incurred

Severance	$154	$3	$1	$158
Pension	80	–	–	80
Stock compensation	36	–	–	36
Other	22	–	–	22

Total	$292	$3	$1	$296

Costs by Line of Business:
Investment Servicing	$258	$3	$1	$262
Investment Management	34	–	–	34

Total	$292	$3	$1	$296

PART I.    ITEM 1.

FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements—State Street Corporation (Unaudited)

Note 12—Restructuring Expenses (continued)

(Dollars in millions)	Restructuring Accrual

Balance as of June 30, 2003	$292
Additional restructuring costs	3
Cash payments made to date	(126)

Balance as of September 30, 2003	$169

The restructuring costs were recorded during the second quarter at the time the accounting events and measurement date occurred. As of September 30, 2003, $126 million in payments had been made related to the restructuring liability. Severance costs included salaries and related benefits to be paid out over a defined period of up to two years. Pension costs will be paid out primarily in equal annual installments over a five-year period. Stock compensation expense was attributable to the modification of various stock options and restricted and deferred stock awards for individuals who accepted the VSP. See Note 1 for further details on the VSP. Other restructuring costs include outplacement services associated with the termination of employees and professional and actuarial fees incurred. It is expected that an additional $1 million of restructuring costs will be recorded through the first six months of 2004, as full-time employees continue to depart State Street, and a majority of accrued costs will be paid by June 30, 2004.

In April 2002, State Street incurred $20 million of expenses related to cost control efforts through the elimination of positions. These expenses have been reclassified as restructuring costs in the Consolidated Statements of Income for the nine-months ended September 30, 2002 included herein.

Note 13—Operating Expenses—Other

The other category of operating expenses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2003	2002	2003	2002

Professional services	$24	$20	$67	$71
Advertising and sales promotion	9	11	30	37
Other	48	38	155	124

Total operating expenses–other	$81	$69	$252	$232

Note 14—Income Taxes

State Street recorded tax expense of $103 million and $90 million for the three months ended  September 30, 2003 and 2002, respectively, with effective tax rates of 34.0% and 33.0%, respectively. For the nine months ended September 30, 2003, and 2002, State Street recorded tax expense of $159 million and $265 million, respectively, with effective rates of 36.7% and 33.0%, respectively.

In 2003, State Street recorded a one-time, after tax charge of $12 million representing settlement of a REIT-related tax matter with the Massachusetts Department of Revenue. Excluding the REIT matter, the effective rate for the nine months ended September 30, 2003, was 34.0%. The estimated full-year tax rate for 2003 is 34% excluding the impact of the REIT settlement and 35% if the REIT settlement is included.

PART I.    ITEM 1.

FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements—State Street Corporation (Unaudited)

Note 15—Regulatory Capital

The regulatory capital amounts and ratios were the following at September 30, 2003, and December 31, 2002:

	Regulatory Guidelines(a)		State Street		State Street Bank
(Dollars in millions)	Minimum	Well Capitalized	2003	2002	2003	2002

Risk-based ratios:
Tier 1 capital	4%	6%	12.8%	17.1%	11.5%	16.4%
Total capital	8	10	14.7	18.0	12.8	16.5
Tier 1 leverage ratio	3	5	5.5	5.6	5.3	5.7

Tier 1 capital			$4,362	$4,727	$3,825	$4,449
Total capital			4,998	4,975	4,246	4,476

Adjusted risk-weighted assets and market-risk equivalents:
On-balance sheet			$20,821	$19,382	$20,074	$18,857
Off-balance sheet			12,884	7,925	12,890	7,930
Market-risk equivalents			310	342	272	317

Total			$34,015	$27,649	$33,236	$27,104

Quarterly average adjusted assets			$79,931	$84,031	$71,489	$77,563

(a)	State Street Bank must meet the regulatory designation of “well capitalized” in order to maintain State Street’s status as a financial holding company, including maintaining a minimum Tier 1 risk-based capital ratio (Tier 1 capital divided by adjusted risk-weighted assets and market-risk equivalents) of 6%, a minimum total risk-based capital ratio (total capital divided by adjusted risk-weighted assets and market-risk equivalents) of 10%, and a Tier 1 leverage ratio (Tier 1 capital divided by quarterly average adjusted assets) of 5%. In addition, Regulation Y defines “well capitalized” for a bank holding company such as State Street for the purpose of determining eligibility for a streamlined review process for acquisition proposals. For such Regulation Y purposes, “well capitalized” requires State Street to maintain a minimum Tier 1 risk-based capital ratio of 6% and a minimum total risk-based capital ratio of 10%.

PART I.    ITEM 1.

FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements—State Street Corporation (Unaudited)

Note 16—Lines of Business

The following is a summary of the lines of business financial results:

	For the Three Months Ended September 30,
	Investment Servicing		Investment Management		Business Divestiture(a)		Other/ One-Time			Total
(Dollars in millions, except where otherwise noted; taxable equivalent)	2003	2002	2003	2002	2003	2002	2003		2002	2003	2002

Total revenue	$958	$788	$168	$145		$23				$1,126	$956
Income before income taxes	293	238	41	25		9	$(29	)(b)		305	272
Average assets (billions)	79.6	73.8	2.2	1.8		.5				81.8	76.1

(a)	Results of operations of the Corporate Trust operations divestiture
(b)	Restructuring costs related to an expense control program of $3 million (all Investment Servicing); merger and integration expenses related to the acquisition of GSS of $26 million

	For the Nine Months Ended September 30,
	Investment Servicing		Investment Management		Business Divestiture(a)		Other/ One-Time				Total
(Dollars in millions, except where otherwise noted; taxable equivalent)	2003	2002	2003	2002	2003	2002	2003		2002		2003	2002

Total revenue	$2,764	$2,409	$477	$461		$70	$(13	)(b)			$3,228	$2,940
Income before income taxes	735	723	88	73		27	(389	)(c)	$(20	)(d)	434	803
Average assets (billions)	79.0	74.8	2.0	1.8		.5					81.0	77.1

(a)	Results of operations of the Corporate Trust operations divestiture
(b)	Represents the loss on sale of real estate sold
(c)	Restructuring costs related to an expense control program of $295 million ($261 million incurred in Investment Servicing and $34 million incurred in Investment Management), merger and integration expenses related to the acquisition of GSS of $81 million; and the loss on sale of real estate sold of $13 million
(d)	Restructuring costs related to an expense control program of $20 million ($17 million incurred in Investment Servicing and $3 million incurred in Investment Management)

Note 17—Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share data; shares in thousands)	2003	2002	2003	2002

Net income	$202	$182	$275	$538
Earnings per share:
Basic	$.61	$.57	$.83	$1.66
Diluted	.60	.56	.82	1.64

Basic average shares	332,246	323,023	331,056	323,521
Stock options and stock awards	4,184	2,808	2,961	3,829
7.75% convertible subordinated debentures	138	332	143	363

Dilutive average shares	336,568	326,163	334,160	327,713

PART I.    ITEM 1.

FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements—State Street Corporation (Unaudited)

Note 17—Earnings Per Share (continued)

For the three months ended September 30, 2003 and 2002, the following potentially dilutive financial instruments were outstanding, but not included in the computation of diluted average shares because the exercise prices of the instruments were greater than the average fair value of State Street’s common stock during those periods: 2003—stock options of 11,898,000; 2002—stock options of 8,140,000.

For the nine months ended September 30, 2003 and 2002, the following potentially dilutive financial instruments were outstanding, but not included in the computation of diluted average shares because of contractual obligations or the exercise prices of the instruments were greater than the average fair value of State Street’s common stock during those periods: 2003—stock options of 11,898,000 and SPACES of 8,712,000; 2002—stock options of 8,140,000.

Note 18—Contingent Liabilities

State Street provides custody, accounting, daily pricing and administration; master trust and master custody; investment management; trustee and recordkeeping; foreign exchange; securities lending; cash management; trading; and information services to clients worldwide. Assets under custody and assets under management are held by State Street in a fiduciary or custodial capacity and are not included in the Consolidated Statement of Condition because such items are not assets of State Street. Management conducts regular reviews of its responsibilities for these services and considers the results in preparing its financial statements. In the opinion of management, there are no contingent liabilities at September 30, 2003, that would have a material adverse effect on State Street’s financial position or results of operations.

State Street is subject to pending and threatened legal actions that arise in the normal course of business. In the opinion of management, after discussion with counsel, these actions can be successfully defended or resolved without a material adverse effect on State Street’s financial position or results of operations.

Note 19—Off-Balance Sheet Financial Instruments, Including Derivatives

State Street uses various off-balance sheet financial instruments, including derivatives. The following table summarizes the contractual or notional amounts of derivative financial instruments held or issued by State Street for trading and balance sheet management purposes:

(Dollars in millions)	September 30, 2003	December 31, 2002

Trading:
Interest rate contracts:
Swap agreements	$5,577	$3,847
Options and caps purchased	337	351
Options and caps written	564	483
Futures—short position	32,415	15,078

Foreign exchange contracts:
Forward, swap and spot	316,521	227,782
Options purchased	1,408	350
Options written	1,220	136
Futures	–	409

Balance Sheet Management:
Interest rate contracts:
Swap agreements	3,472	2,020

PART I.    ITEM 1.

FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements—State Street Corporation (Unaudited)

Note 19—Off-Balance Sheet Financial Instruments, Including Derivatives (continued)

In connection with its interest rate risk management strategies, State Street has executed interest rate swap agreements with a notional value of $2.322 billion at September 30, 2003, designated as fair value hedges to hedge the changes in the fair value of certain securities. For the nine months ended September 30, 2003, State Street recognized net pre-tax losses of $3 million, which represented the ineffective portion of the hedge.

State Street has designated interest rate swaps with a notional value of $150 million as cash flow hedges to its floating rate debt. These interest rate swaps constitute a fully effective hedge. In addition, State Street entered into interest rate swaps with a notional value of $500 million effective February 20, 2002, a notional value of $50 million effective June 11, 2002, and a notional value of $50 million effective July 9, 2002, designated as fair value hedges to hedge certain of its fixed rate debt issuances. On September 24, 2003, State Street Bank entered into interest rate swaps with a notional value of $400 million, designated as a fair value hedge for the subordinated notes issued on that date. The fair value hedge swaps increased the value of long-term debt presented in the Statement of Condition by $66 million. For the nine months ended September 30, 2003, the Corporation’s overall weighted average interest rate for long-term debt was 5.76% on a contractual basis and 4.42% including the effects of derivative contracts.

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

The following is a summary of the contractual amount of State Street’s credit-related, off-balance sheet financial instruments:

(Dollars in millions)	September 30, 2003	December 31, 2002

Indemnified securities on loan	$204,372	$131,991
Asset purchase agreements	17,181	14,044
Loan commitments	12,441	12,499
Standby letters of credit	4,029	3,252
Letters of credit	–	106

On behalf of its clients, State Street lends their securities to creditworthy broker-dealers and other institutions. In certain circumstances, State Street may indemnify its clients for the fair market value of those securities against a failure of the borrower to return such securities. State Street requires the borrowers to provide collateral in an amount equal to or in excess of 102% of the fair market value of the securities borrowed. The borrowed securities are revalued daily to determine if additional collateral is necessary. State Street held, as collateral, cash, U.S. government securities, and other securities totaling $210.8 billion and $134.6 billion for indemnified securities on loan at September 30, 2003, and December 31, 2002, respectively.

PART I.    ITEM 1.

FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements—State Street Corporation (Unaudited)

Note 19—Off-Balance Sheet Financial Instruments, Including Derivatives (continued)

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

State Street provides liquidity and credit enhancement facilities in the forms of liquidity asset purchase agreements, lines of credit, and standby letters of credit to two types of variable interest entities (“VIEs”). One type, which State Street administers, issues asset-backed commercial paper (“ABCP”). At September 30, 2003 and 2002, State Street’s commitments under liquidity asset purchase agreements and lines of credit to this type of VIEs were $12.6 billion and $9.9 billion, respectively, and standby letters of credit were $644 million and $590 million, respectively. Amounts committed, but unused, under the liquidity asset purchase agreements, lines of credit and standby letters of credit that State Street provides to these VIEs are included in the table above. During the three-months ended September 30, 2003, $50 million was drawn under a liquidity asset purchase agreement. Asset performance deterioration or certain other factors may cause the asset risk to shift from the ABCP investors to State Street, as the liquidity provider for the asset purchase agreements, as the VIE may need to repay maturing commercial paper by drawing the liquidity facilities. Potential losses from these VIEs are not expected to materially affect the financial condition or results of operations of the Corporation.

For a second type of VIE, structured as a qualified special purpose entity in accordance with accounting principles generally accepted in the United States, State Street distributes and sells equity interests in tax-exempt investment-grade assets that are primarily sold to mutual fund clients. State Street provides liquidity asset purchase agreements to these entities. These liquidity asset purchase agreements obligate State Street to buy the equity interests in the underlying portfolio at par, which approximates market value, in the event that the re-marketing agent is unable to place the equity interests of the VIE with investors. The liquidity asset purchase agreements are subject to early termination by State Street in the event of payment default, bankruptcy of the issuer or credit enhancement provider, taxability, or downgrade of an asset below investment grade. State Street’s liquidity asset purchase agreements to these VIEs were $1.4 billion and $1.3 billion at September 30, 2003 and 2002, respectively, none of which were utilized.

Note 20—Subsequent Event

On October 31, 2003, State Street completed the sale of its Private Asset Management business to U.S. Trust. Under the terms of the agreement, the transaction is valued at $365 million, about five percent of which is subject to the successful transition of the business over the next 16 months. The company expects to record approximately $280 million in pretax income from the transaction after providing for about $65 million in exit and closing costs in the fourth quarter.

Independent Accountants’ Review Report

The Stockholders and Board of Directors

State Street Corporation

We have reviewed the accompanying consolidated statement of condition of State Street Corporation as of September 30, 2003, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2003 and 2002, and the consolidated statements of changes in stockholders’ equity and cash flows for the nine-month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of the Corporation’s management.

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

October 13, 2003

PART I.    ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

State Street prepares and reports its financial information in accordance with accounting principles generally accepted in the United States (“reported” results). Reported results for 2003 include the impact of the newly acquired Global Securities Services (“GSS”) business, the financing costs attributable to the acquisition and amortization of intangibles related to the acquisition, and various other one-time charges. The 2002 reported results include the operating results of the divested Corporate Trust business and restructuring charges.

RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Condensed Income Statement—Reported Results

	Three Months Ended September 30,
(Dollars in millions, except per share data)	2003	2002	$ Change	% Change

Fee Revenue:
Servicing fees	$505	$390	$115	30%
Management fees	141	116	25	21
Global securities lending	61	45	16	36
Foreign exchange trading	101	78	23	27
Brokerage fees	28	32	(4)	(10)
Processing fees and other	92	41	51	–

Total fee revenue	928	702	226	32

Net Interest Revenue:
Net interest revenue	203	224	(21)	(10)
Provision for loan losses	–	1	(1)	–

Net interest revenue after provision for loan losses	203	223	(20)	(9)

(Losses) gains on sales of available-for-sale investment securities, net	(5)	31	(36)	–

Total Revenue	1,126	956	170	18

Operating Expenses:
Salaries and employee benefits	407	398	9	2
Information systems and communications	140	92	48	53
Transaction processing services	80	63	17	25
Occupancy	84	62	22	37
Merger and integration costs	26	–	26	–
Restructuring	3	–	3	–
Other	81	69	12	17

Total operating expenses	821	684	137	20

Income before income taxes	305	272	33	12
Income tax expense	103	90	13	15

Net Income	$202	$182	$20	10

Earnings Per Share:
Basic	$.61	$.57	$.04	7
Diluted	.60	.56	.04	7

PART I.    ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

SUPPLEMENTAL FINANCIAL INFORMATION

In order to provide information on a comparable basis from period to period and to assist stockholders, analysts, other external parties and management in analyzing the financial results and trends of its ongoing businesses and operations, supplemental financial results on a “baseline” basis are presented below. In this Management’s Discussion and Analysis of Financial Condition and Results of Operations section, the discussion will reference reported results, as previously defined, and “baseline” results, “GSS contribution” results, and “operating” results. These additional terms are defined as follows:

•	“Operating” results are reported results on a taxable equivalent basis, excluding significant charges and results of a divested business. For the third quarter of 2003, operating results exclude merger, integration and restructuring costs. For 2002, third quarter operating results exclude the results of the divested Corporate Trust business.

•	“GSS contribution” results are the revenue and expenses for the third quarter of 2003, including financing costs and amortization of intangibles, attributable to the GSS business acquired January 31, 2003, as well as revenue and expenses from “out-of-scope” GSS business that were not part of the acquisition, but commenced in the second quarter of 2003 with GSS clients. Per share amounts reflect the effect on outstanding shares due to the acquisition.

•	“Baseline” results are operating results excluding GSS contribution, and are presented on a taxable-equivalent basis.

PART I.    ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

Supplemental Financial Information—Baseline Reconciliation—Three Months Ended September 30, 2003

	Three Months Ended September 30, 2003
(Dollars in millions, except per share data)	Baseline Results	GSS (a) Contribution		Operating Results	Other		Reported Results

Fee Revenue:
Servicing fees	$400	$105		$505			$505
Management fees	137	4		141			141
Global securities lending	48	13		61			61
Foreign exchange trading	89	12		101			101
Brokerage fees	28	–		28			28
Processing fees and other	61	31		92			92

Total fee revenue	763	165		928			928

Net Interest Revenue:
Net interest revenue	218	(2	)(b)	216	$(13	)(d)	203
Provision for loan losses	–	–		–	–		–

Net interest revenue after provision for loan losses	218	(2)		216	(13)		203
Losses on sales of available-for-sale investment securities, net	(5)	–		(5)	–		(5)

Total Revenue	976	163		1,139	(13)		1,126

Operating Expenses:
Salaries and employee benefits	354	53		407	–		407
Information systems and communications	94	46		140	–		140
Transaction processing services	66	14		80	–		80
Occupancy	74	10		84	–		84
Merger and integration costs	–	–		–	26		26
Restructuring	–	–		–	3		3
Other	62	19(e	)	81	–		81

Total operating expenses	650	142		792	29		821

Income (loss) before income taxes	326	21		347	(42)		305
Income tax expense (benefit)	102	7		109	(6)		103
Taxable-equivalent adjustment	13	–		13	(13	)(d)	–

Net Income	$211	$14		$225	$(23)		$202

Earnings Per Share—Diluted	$.65	$.01(c	)	$.66	$(.06)		$.60

Reported results agree with the Corporation’s Consolidated Statement of Income

(a)	Includes $10 million of revenue and $12 million of expenses related to out-of-scope client relationships
(b)	Includes $5 million of net interests costs attributable to the GSS acquisition financing
(c)	Includes ($.03) impact due to changes in shares outstanding attributable to the acquisition
(d)	Taxable-equivalent adjustment was not included in reported results
(e)	Includes amortization of intangibles expense of $7 million

PART I.    ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

Supplemental Financial Information—Baseline Reconciliation—Three Months Ended September 30, 2002

	Three Months Ended September 30, 2002
(Dollars in millions, except per share data)	Baseline Results	Corporate Trust Business	Other		Reported Results

Fee Revenue:
Servicing fees	$371	$19			$390
Management fees	116	–			116
Global securities lending	45	–			45
Foreign exchange trading	78	–			78
Brokerage fees	32	–			32
Processing fees and other	40	1			41

Total fee revenue	682	20			702

Net Interest Revenue:
Net interest revenue	237	3	$(16	)(a)	224
Provision for loan losses	1	–	–		1

Net interest revenue after provision for loan losses	236	3	(16)		223
Gains on sales of available-for-sale investment securities, net	31	–	–		31

Total Revenue	949	23	(16)		956

Operating Expenses:
Salaries and employee benefits	390	8	–		398
Information systems and communications	90	2	–		92
Transaction processing services	62	1	–		63
Occupancy	60	2	–		62
Restructuring	–	–	–		–
Other	67	2	–		69

Total operating expenses	669	15	–		684

Income (loss) before income taxes	280	8	(16)		272
Income tax expense	87	3	–		90
Taxable-equivalent adjustment	16	–	(16	)(a)	–

Net Income	$177	$5	$–		$182

Earnings Per Share—Diluted	$.54	$.02	–		$.56

Reported results agree with the Corporation’s Consolidated Statement of Income

(a)	Taxable-equivalent adjustment

PART I.    ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

Supplemental Financial Information—Baseline(a) —Consolidated Statement of Income

	Three Months Ended September 30,
(Dollars in millions, except per share data)	2003	2002	$ Change	% Change

Fee Revenue:
Servicing fees	$400	$371	$29	8%
Management fees	137	116	21	17
Global securities lending	48	45	3	8
Foreign exchange trading	89	78	11	13
Brokerage fees	28	32	(4)	(10)
Processing fees and other	61	40	21	58

Total fee revenue	763	682	81	12

Net Interest Revenue:
Net interest revenue	218	237	(19)	(8)
Provision for loan losses	–	1	(1)	–

Net interest revenue after provision for loan losses	218	236	(18)	(8)

(Losses) gains on sales of available-for-sale investment securities, net	(5)	31	(36)	–

Total Revenue	976	949	27	3

Operating Expenses:
Salaries and employee benefits	354	390	(36)	(9)
Information systems and communications	94	90	4	5
Transaction processing services	66	62	4	5
Occupancy	74	60	14	23
Other	62	67	(5)	(7)

Total operating expenses	650	669	(19)	(3)

Income before income taxes	326	280	46	17
Income tax expense	102	87	15	18
Taxable-equivalent adjustment	13	16	(3)	(20)

Net Income	$211	$177	$34	19

Earnings Per Share—Diluted	$.65	$.54	$.11	20

(a)	As defined and reconciled to reported results on earlier schedules

PART I.    ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

Summary

State Street reported net income for the third quarter of 2003 of $.60 per share, reflecting net income of $202 million and total revenue of $1.126 billion. In the third quarter of 2002, State Street earned net income of $182 million, or $.56 per share, on $956 million of revenue. Reported results for the third quarter 2003 included net income of $14 million from the GSS business, or $.01 per share. In addition, reported results included pre-tax merger and integration costs of $26 million related to the acquisition of the GSS business and a pre-tax restructuring charge of $3 million related to the Corporation’s expense-reduction program for a combined after-tax per share charge of $.06. Reported results for 2002 included the operating results of the divested Corporate Trust business that added $5 million to net income, or $.02 per share.

Excluding the results of GSS, and the significant charges listed above, baseline earnings were $211 million or $.65 per share in the third quarter of 2003. This compared with baseline earnings for the third quarter of 2002 of $177 million, or $.54 per share, which excluded the impact of the operating results of the Corporate Trust business. Higher fee revenue, as well as lower operating expenses drove the increase in baseline earnings. A decline in net interest revenue somewhat offset some of the growth in baseline earnings.

Total Revenue

In the third quarter of 2003, total reported revenue was $1.126 billion, up $170 million, compared to $956 million a year ago and included revenue from the GSS business of $163 million. On a baseline basis, total revenue was $976 million compared to $949 million in 2002, an increase of $27 million, primarily from fee revenue including higher servicing and management fees and processing fees and other revenue, offset by lower net interest revenue. Losses on the sales of available-for-sale securities in 2003 totaled $5 million, compared with gains of $31 million in 2002.

PART I.    ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

Fee Revenue

Fee revenue on a reported basis for the third quarter of 2003 was $928 million, up $226 million, from 2002. Reported fee revenue for 2003 included $165 million of revenue from the GSS business. Reported fee revenue for the third quarter of 2002 included $20 million from the divested Corporate Trust business. On a baseline basis, fee revenue was $763 million, up $81 million compared to $682 million for the third quarter of 2002.

Servicing and management fees were the largest components of fee revenue. Combined, they comprise approximately 70% of State Street’s total reported fee revenue. Servicing and management fees are affected by changes in worldwide equity and fixed income valuations. In general, servicing fees are affected by changes in daily average valuations of assets under custody, and management fees are affected by changes in month-end valuations of assets under management. Management fee revenue is significantly more sensitive to market valuations than servicing fee revenue.

State Street estimates that a 10% increase or decrease in worldwide equity values would cause a corresponding change in State Street’s total revenue of approximately 2%. Similarly, as bond values worldwide increase or decrease by 10%, State Street would anticipate a corresponding change of approximately 1% in its total revenue.

Servicing fees are derived from custody, accounting, daily pricing and administration; master trust and master custody; trustee and recordkeeping; performance, risk and compliance analytics; and investment manager operations outsourcing. Servicing fees for the third quarter of 2003 were $505 million, up $115 million from the reported $390 million in the third quarter of 2002. The increase was primarily attributable to the servicing fee revenue generated by the GSS business acquisition of $105 million offset somewhat by the $19 million of servicing fees in 2002 attributable to the divested Corporate Trust business. On a baseline basis, servicing fees were $400 million, up 8% from $371 million for the third quarter of 2002. The increase in baseline servicing fee revenue was attributable to improvement in equity market valuations and new business from existing and new clients. The following table provides selected equity market indices, which demonstrate worldwide equity market valuation changes for the nine months ended September 30, 2003:

	Daily Averages of Indices
	For the three months ended September 30,
Index	2003	2002	Change

S&P 500®	1,000.4	895.5	12%
NASDAQ®	1,765.2	1,310.0	35
MSCI® EAFE	1,072.4	1,001.4	7

At September 30, 2003, total assets under custody were $8.8 trillion, including $2.0 trillion attributable to the GSS business. The value of assets under custody is a broad measure of the relative size of various markets served. Changes to the value of assets under custody do not result in proportional changes in revenue. Many services are priced on factors other than asset values, including the mix of assets under custody, securities positions held, portfolio transactions, and types of products and services. State Street uses relationship pricing for clients who take advantage of multiple services.

PART I.    ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

Management fees from investment management services, primarily delivered through State Street Global Advisors®, were $141 million, compared to $116 million a year ago. Fees from the GSS business added $4 million to management fees. On a baseline basis, management fees were $137 million, up $21 million from 2002, reflecting the effects of continued new business success, and an increase in average month-end equity valuations. Total assets under management were $965 billion, compared to $707 billion a year previously.

The following table shows the change in assets under management during the quarter:

(Dollars in billions)	Assets Under Management

June 30, 2003		$901
Net inflows from clients		33
Market appreciation		31

September 30, 2003		$965

Commencing with the first quarter of 2003, securities lending revenue, previously included in both servicing fees and management fees, is presented as a separate revenue item. Prior period results have been adjusted to reflect this presentation. Reported securities lending revenue was $61 million in the quarter, compared to $45 million in the third quarter of the previous year. Reported results included securities lending fees from the GSS business of $13 million. On a baseline basis, securities lending revenue was up $3 million. Volume of securities on loan more than offset narrower interest-rate spreads.

Foreign exchange trading revenue was $101 million for the quarter compared to $78 million a year ago, including fees from the GSS business of $12 million in reported results in 2003. Baseline foreign exchange trading revenue increased $11 million from the third quarter of 2002. Brokerage fee revenue was $28 million compared to $32 million a year ago.

Reported processing fees and other revenue, which includes certain fees from Deutsche Bank related to the GSS business, profits and losses from joint ventures and other items, were $92 million in the quarter compared to $41 million a year ago. This increase was largely due to $31 million of fee revenue from the GSS business. Until customers and their related deposits are converted to State Street systems, Deutsche Bank is making payments in consideration of revenue earned from GSS client deposits. These deposits will transfer to State Street when the custody business is converted, over the next several quarters. On a baseline basis, processing fees and other revenue were $61 million, up $21 million from 2002, and reflected improvement in earnings from joint ventures, structured products and tax-advantaged financings.

PART I.    ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

Net Interest Revenue

In serving sophisticated global investors, State Street provides short-term funds management, deposit services and repurchase agreements for cash positions associated with clients’ investment activities. These activities, along with State Street’s investment and lending portfolios, generate net interest revenue.

Reported net interest revenue for the third quarter of 2003 was $203 million, down from $224 million in the third quarter of 2002. Operating basis net interest revenue was $216 million, down from $240 million. The GSS contribution to reported net interest revenue included $3 million of interest revenue and $5 million of interest expense attributable to financing for the acquisition of the GSS business. In the third quarter of 2002, the divested Corporate Trust business added $3 million to net interest revenue. Baseline net interest revenue was $218 million, a decline of $19 million, or 8%, from $237 million a year ago.

	Three Months Ended September 30,
	2003		2002
(Dollars in millions)	Average Balance	Rate (a)	Average Balance	Rate (a)

Interest-earning assets	$73,064	2.04%	$70,188	2.78%
Interest-bearing liabilities	62,700	1.02	62,866	1.59

Excess of rate earned over rate paid		1.02%		1.19%

Net interest margin		1.17%		1.36%

Operating basis net interest revenue	$216		$240

(a)	Rates were calculated on a taxable-equivalent basis where the tax savings generated by tax-exempt investments was recorded as net interest revenue with a corresponding charge to income tax expense. Tax savings were computed using a federal income tax rate of 35%, adjusted for applicable state income taxes, net of the related federal tax benefit.

Lower yields on assets in 2003 reflected the continued decline in interest rates. Net interest margin for the three months ended September 30, 2003, was 1.17%, compared to 1.36% for the comparable period in 2002. Rates earned in excess of rates paid decreased by 17 basis points year-over-year. Lower yields on assets, as maturing assets were reinvested at the lower market rates, were responsible for the change.

(Losses) Gains on Sales of Available-for-Sale Securities

State Street realized securities losses of $5 million in the third quarter of 2003, compared with gains of $31 million in the third quarter of last year.

Operating Expenses

Reported operating expenses for the third quarter of 2003 were $821 million, up $137 million from $684 million a year ago. This increase was attributable to $142 million of expenses from the GSS business offset by a $15 million decrease in expenses from the divestiture of the Corporate Trust business in 2002. On a baseline basis, expenses decreased $19 million, or 3%. Lower salaries and benefits expense and direct controllable expenses more than offset the increase in occupancy expense.

Reported salaries and employee benefits expense increased $9 million to $407 million, including $53 million of costs from the addition of approximately 2,800 employees in January 2003 from the acquisition of GSS, partially offset by a reduction in expense of $8 million from the divestiture of the Corporate Trust business in 2002. Baseline-basis salaries and employee benefits expense was down $36 million as a result of the previously disclosed cost-reduction plans that included a reduction in the Corporation’s total workforce.

PART I.    ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

Reported information systems and communications expense increased $48 million to $140 million, including $46 million attributable to GSS operating costs. On a baseline basis, information systems and communication expenses increased by $4 million due to continued investment in technology.

Reported transaction processing services expense increased $17 million to $80 million, including $14 million in GSS transaction processing costs. On a baseline basis, transaction processing services expense was up $4 million, driven by sub-custodian fees and other external contract services.

Occupancy expense increased $22 million to $84 million, including $10 million in facilities costs from the GSS acquisition. On a baseline basis, occupancy expense was up $14 million primarily reflecting additional occupancy costs related to State Street’s new office building located in Boston, Massachusetts.

Merger and integration costs totaled $26 million for the quarter. These expenses consisted primarily of professional fees and systems integration costs incurred in the third quarter related to the GSS acquisition.

Reported restructuring charges were $3 million in the third quarter of 2003. During the second quarter of 2003, State Street implemented a voluntary separation program (“VSP”). Third quarter 2003 expense consisted of additional severance liabilities.

Reported other operating expenses in the third quarter of 2003 increased $12 million to $81 million. The increase included $19 million of costs from GSS operations, including $7 million of amortization costs related to intangible assets acquired. On a baseline basis, other expenses decreased $5 million to $62 million due to continued cost control measures.

In the second quarter of 2003, State Street initiated expense reduction programs that will reduce State Street’s operating expenses by approximately $125 million in the aggregate for the second, third and fourth quarters of 2003 compared to its first-quarter baseline run rate, all else being equal. The two components of this program include bringing down directly controllable expenses and the VSP. Baseline operating expenses for the third quarter of 2003 were $55 million below the first quarter baseline run rate.

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

Income Taxes

On a reported basis, State Street recorded tax expense of $103 million for the third quarter of 2003, compared to $90 million in the third quarter of 2002. The effective rate for the third quarter was 34% compared with 33% a year ago. In the second quarter of 2003, State Street settled a REIT-related tax matter with the Massachusetts Department of Revenue. State Street’s estimated full-year tax rate for 2003 is 34% excluding the impact of the REIT settlement and 35% if the REIT settlement is included.

PART I.    ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Condensed Income Statement—Reported Results

	Nine Months Ended September 30,
(Dollars in millions, except per share data)	2003	2002	$ Change	% Change

Fee Revenue:
Servicing fees	$1,425	$1,143	$282	25%
Management fees	396	369	27	7
Global securities lending	192	177	15	9
Foreign exchange trading	276	238	38	16
Brokerage fees	85	86	(1)	(1)
Processing fees and other	225	131	94	72

Total fee revenue	2,599	2,144	455	21

Net Interest Revenue:
Net interest revenue	600	754	(154)	(21)
Provision for loan losses	–	3	(3)	–

Net interest revenue after provision for loan losses	600	751	(151)	(20)

Gains on sales of available-for-sale investment securities, net	29	45	(16)	(35)

Total Revenue	3,228	2,940	288	10

Operating Expenses:
Salaries and employee benefits	1,294	1,243	51	4
Information systems and communications	410	279	131	47
Transaction processing services	231	181	50	27
Occupancy	231	182	49	27
Merger and integration costs	81	–	81	–
Restructuring	295	20	275	–
Other	252	232	20	9

Total operating expenses	2,794	2,137	657	31

Income before income taxes	434	803	(369)	(46)
Income tax expense	159	265	(106)	(40)

Net Income	$275	$538	$(263)	(49)

Earnings Per Share:
Basic	$.83	$1.66	$(.83)	(.50)
Diluted	.82	1.64	(.82)	(.50)

PART I.    ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

SUPPLEMENTAL FINANCIAL INFORMATION

In order to provide information on a comparable basis from period to period and to assist stockholders, analysts, other external parties and management in analyzing the financial results and trends of its ongoing businesses and operations, supplemental financial results on a “baseline” basis are presented below. In this Management’s Discussion and Analysis of Financial Condition and Results of Operations section, the discussion will reference reported results, as previously defined, and “baseline” results, “GSS contribution” results, and “operating” results. These additional terms are defined as follows:

•	“Operating” results are reported results on a taxable equivalent basis, excluding significant charges and results of a divested business. For the first nine months of 2003, operating results exclude merger, integration and restructuring costs, the write-down associated with the sale of certain real estate, and the settlement of a real estate investment trust tax matter. For 2002, year-to-date operating results exclude the results of the divested Corporate Trust business and restructuring costs.

•	“GSS contribution” results are the revenue and expenses recorded to date, including financing costs and amortization of intangibles, attributable to the GSS business acquired January 31, 2003, as well as revenue and expenses from “out-of-scope” GSS business that were not part of the acquisition, but commenced in the second quarter of 2003 with GSS clients. Per share amounts reflect the effect on outstanding shares due to the acquisition.

•	“Baseline” results are operating results excluding GSS contribution, and are presented on a taxable-equivalent basis.

PART I.    ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

Income Statement—Baseline Reconciliation—Nine Months Ended September 30, 2003

	Nine Months Ended September 30, 2003
(Dollars in millions, except per share data)	Baseline Results	GSS Contribution(a)		Operating Results	Other		Reported Results

Fee Revenue:
Servicing fees	$1,170	$255		$1,425			$1,425
Management fees	384	12		396			396
Global securities lending	150	42		192			192
Foreign exchange trading	249	27		276			276
Brokerage fees	85	–		85			85
Processing fees and other	160	78		238	$(13	)(e)	225

Total fee revenue	2,198	414		2,612	(13)		2,599

Net Interest Revenue:
Net interest revenue	648	(9	)(b)	639	(39	)(f)	600
Provision for loan losses	–	–		–	–		–

Net interest revenue after provision for loan losses	648	(9)		639	(39)		600

Gains on sales of available-for-sale investment securities, net	29	–		29	–		29

Total Revenue	2,875	405		3,280	(52)		3,228

Operating Expenses:
Salaries and employee benefits	1,153	141		1,294	–		1,294
Information systems and communications	294	116		410	–		410
Transaction processing services	194	37		231	–		231
Occupancy	203	28		231	–		231
Merger and integration costs	–	–		–	81		81
Restructuring	–	–		–	295		295
Other	200	52	(c)	252	–		252

Total operating expenses	2,044	374		2,418	376		2,794

Income before income taxes	831	31		862	(428)		434
Income tax expense (benefit)	269	10		279	(120	)(g)	159
Taxable-equivalent adjustment	39	–		39	(39	)(f)	–

Net Income	$523	$21		$544	$(269)		$275

Earnings Per Share—Diluted	$1.63	$(.01	)(d)	$1.62	$(.80)		$.82

Reported results agree with the Corporation’s Consolidated Statement of Income

(a)	Includes $15 million of revenue and $19 million of expenses related to out-of-scope client relationships
(b)	Includes $15 million of net interests costs attributable to the GSS acquisition financing
(c)	Includes amortization of intangibles expense of $19 million
(d)	Includes ($.07) impact due to changes in shares outstanding attributable to the acquisition
(e)	Represents the loss on sale of certain real estate
(f)	Taxable-equivalent adjustment was not included in reported results
(g)	Reflects the impact of a certain Massachusetts REIT tax legislation issue ($12 million tax expense) as well as the tax benefit related to the valuation reserve and restructuring, merger and integration costs

PART I.    ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

Income Statement—Baseline Reconciliation—Nine Months Ended September 30, 2002

	Nine Months Ended September 30, 2002
(Dollars in millions, except per share data)	Baseline Results	Corporate Trust Business	Other		Reported Results

Fee Revenue:
Servicing fees	$1,085	$58			$1,143
Management fees	369	–			369
Global securities lending	177	–			177
Foreign exchange trading	238	–			238
Brokerage fees	86	–			86
Processing fees and other	128	3			131

Total fee revenue	2,083	61			2,144

Net Interest Revenue:
Net interest revenue	791	9	$(46	)(a)	754
Provision for loan losses	3	–	–		3

Net interest revenue after provision for loan losses	788	9	(46)		751

Gains on sales of available-for-sale investment securities, net	45	–	–		45

Total Revenue	2,916	70	(46)		2,940

Operating Expenses:
Salaries and employee benefits	1,218	25	–		1,243
Information systems and communications	274	5	–		279
Transaction processing services	178	3	–		181
Occupancy	178	4	–		182
Restructuring	–	–	20	(b)	20
Other	225	7	–		232

Total operating expenses	2,073	44	20		2,137

Income before income taxes	843	26	(66)		803
Income tax expense (benefit)	263	9	(7)		265
Taxable-equivalent adjustment	46	–	(46	)(a)	–

Net Income (Loss)	$534	$17	$(13)		$538

Earnings (Loss) Per Share—Diluted	$1.62	$.06	$(.04)		$1.64

Reported results agree with the Corporation’s Consolidated Statement of Income

(a)	Taxable-equivalent adjustment
(b)	Other includes $20 million of costs associated with the April 2002 reduction in force included in reported results as restructuring costs

PART I.    ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

Supplemental Financial Information—Baseline (a) —Consolidated Statement of Income

	Nine Months Ended September 30,
(Dollars in millions, except per share data)	2003	2002	$ Change	% Change

Fee Revenue:
Servicing fees	$1,170	$1,085	$85	8%
Management fees	384	369	15	4
Global securities lending	150	177	(27)	(15)
Foreign exchange trading	249	238	11	5
Brokerage fees	85	86	(1)	(1)
Processing fees and other	160	128	32	25

Total fee revenue	2,198	2,083	115	6

Net Interest Revenue:
Net interest revenue	648	791	(143)	(18)
Provision for loan losses	–	3	(3)	–

Net interest revenue after provision for loan losses	648	788	(140)	(18)

Gains on sales of available-for-sale investment securities, net	29	45	(16)	(35)

Total Revenue	2,875	2,916	(41)	(1)

Operating Expenses:
Salaries and employee benefits	1,153	1,218	(65)	(5)
Information systems and communications	294	274	20	7
Transaction processing services	194	178	16	8
Occupancy	203	178	25	15
Other	200	225	(25)	(11)

Total operating expenses	2,044	2,073	(29)	(1)

Income before income taxes	831	843	(12)	(1)
Income tax expense	269	263	6	2
Taxable-equivalent adjustment	39	46	(7)	(15)

Net Income	$523	$534	$(11)	(2)

Earnings Per Share—Diluted	$1.63	$1.62	$.01	1

(a)	As defined and reconciled to reported results on earlier schedules

PART I.    ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

Summary

State Street reported net income for the first nine months of 2003 of $.82 per share, reflecting net income of $275 million and total revenue of $3.228 billion. For the first nine months of 2002, State Street earned net income of $538 million, or $1.64 per share, on $2.940 billion of revenue. Reported results for 2003 include a loss of $.01 per share related to the GSS business. In addition, State Street recorded pre-tax restructuring charges of $295 million related to the Corporation’s expense-reduction program, pre-tax merger and integration costs of $81 million related to the acquisition of the GSS business, an after-tax charge of $12 million for settlement of a tax matter related to a real estate investment trust issue with the Massachusetts Department of Revenue and a pre-tax charge of $13 million for the loss on sale of certain real estate. These items, in the aggregate, resulted in a net charge of $.80 per share for the first nine months of 2003. Reported results for 2002 included the operating results of the divested Corporate Trust business that added $.06 per share, and included a restructuring charge of $20 million, or $.04 per share, for a reduction-in-force initiative taken in April 2002.

Baseline earnings were $523 million or $1.63 per share in the third quarter of 2003. Comparable baseline earnings for the third quarter of 2002 were $534 million, or $1.62 per share. The decline in baseline earnings was primarily due to lower net interest revenue, reflecting the continuing decline in interest rates and narrower interest rate spreads, and lower net gains on the sales of available-for-sale securities, largely offset by increases in fee revenue and operating expense reductions.

Total Revenue

In the first nine months of 2003, total reported revenue was $3.228 billion, up $288 million, compared to $2.940 billion a year ago and included eight months of revenue from the GSS business of $405 million. Reported revenue in 2003 included a charge of $13 million related to the write-off of certain real estate sold. Total revenue for 2002 included $70 million from the divested Corporate Trust business. On a baseline basis, total revenue was $2.875 billion compared to $2.916 billion in 2002, a decrease of $41 million. The decrease was primarily due to lower net interest revenue, down $143 million for the first nine months of 2003, reflecting the continuing decline in interest rates and narrower interest rate spreads, and lower net gains on the sales of available-for-sale securities. Higher fee revenue largely offset these decreases.

Fee revenue on a reported basis for the first nine months of 2003 was $2.599 billion, up $455 million, from 2002. Reported fee revenue for 2003 included $414 million of revenue from the GSS business, primarily in servicing fees, securities lending and processing fees and other revenue, offset by a charge of $13 million for the write-off of certain real estate. Reported revenue for the first nine months of 2002 included $61 million of fee revenue, primarily servicing fees, attributable to the divested Corporate Trust business. On a baseline basis, fee revenue was $2.198 billion, up $115 million compared to $2.083 billion for the same period in 2002.

Baseline servicing fees for the first nine months of 2003 were $1.170 billion, up $85 million from the $1.085 billion in 2002. The increase in baseline servicing fee revenue was attributable to business gained through an acquisition in July 2002 and new business from new and existing clients.

PART I.    ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

Baseline management fees from investment management services were $384 million, compared to $369 million a year ago, reflecting the effects of continued new business success and improvement in month-end average equity market valuations from a year ago.

(Dollars in billions)	Assets Under Management

December 31, 2002		$763
Net inflows from clients		109
Market appreciation		93

September 30, 2003		$965

Baseline securities lending revenue was down $27 million for the first nine months of 2003 to $150 million. This decrease reflected narrower interest-rate spreads due to a less favorable interest-rate environment compared to a year ago, which more than offset growth in volume of securities on loan. Baseline-basis foreign exchange trading revenue was $249 million for the first nine months of 2003, up from $238 a year ago. Brokerage fee revenue for the first nine months was $85 million, compared to $86 million a year ago. Baseline processing fees and other revenue was $160 million, up $32 million from 2002, reflecting improvement in earnings from joint ventures, structured products and tax-advantaged financings.

Baseline net interest revenue was $648 million for the first nine months of 2003, a decline of $143 million from $791 million a year ago, when net interest revenue still benefited from the residual benefits of the multiple rate cuts of 2001. Lower yields on assets in 2003 reflected the continued decline in interest rates, as maturing assets were reinvested at the lower market rates.

State Street realized securities gains of $29 million in the first nine months of 2003, down from $45 million for the first nine months of the prior year.

Operating Expenses

Reported operating expenses for the first nine months of 2003 were $2.794 billion, up $657 million from $2.137 billion a year ago. This increase includes $295 million of expenses related to restructuring costs associated with the Corporation’s expense-reduction program, up from $20 million for the comparable period in 2002. In addition, the increase was attributable to $374 million of expenses from the GSS business, and $81 million of merger and integration costs related to the acquisition, offset by a $44 million decrease in expenses as a result of the divestiture of the Corporate Trust business in 2002. On a baseline basis, expenses decreased $29 million to $2.044 billion. Lower salaries and benefits expense and direct controllable expenses more than offset increases in information systems and communication, transaction processing, and occupancy expenses.

Baseline salaries and employee benefits expense decreased $65 million to $1.153 billion as a result of lower incentive compensation expense and the cost savings associated with reduction in headcount from the voluntary separation program. Baseline information systems and communications expense increased $20 million to $294 million due to continued investment in core processing capabilities and costs related to IFS, which was acquired in July 2002. On a baseline basis, transaction processing services expense was up $16 million, driven by sub-custodian fees and costs associated with IFS. Occupancy expense increased $25 million to $203 million, reflecting additional office space in State Street’s new office building located in Boston, Massachusetts. On a baseline basis, other expenses decreased $25 million to $200 million due to continued cost control measures.

PART I.    ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

Income Taxes

On a reported basis, State Street recorded tax expense of $159 million for the first nine months of 2003, compared to $265 million a year ago. In the second quarter of 2003, State Street settled a REIT-related tax matter with the Massachusetts Department of Revenue. State Street’s effective rate for the first nine months of 2003 was 36.7%, including the impact of the REIT tax matter. Excluding the REIT matter, the effective rate was 34.0% compared with 33.0% for the year earlier period. The estimated full-year tax rate for 2003 is 34% excluding the impact of the REIT settlement and 35% if the REIT settlement is included.

GSS ACQUISITION AND INTEGRATION

On January 31, 2003, State Street completed the primary closing of its acquisition of a substantial part of the Global Securities Services business (“GSS business”) from Deutsche Bank AG. Under the terms of the definitive agreements, first announced on November 5, 2002, State Street’s initial payment to Deutsche Bank for all business units to be acquired was approximately $1.1 billion. On July 1, 2003, State Street completed the acquisition of the Italian business units of GSS, and on July 31, 2003, completed the acquisition of the Austrian units of the business. In the period ending on the one-year anniversary of the primary closing, State Street will make additional payments of up to an estimated €360 million, based upon performance of the acquired business. The merger and integration costs associated with the acquisition are expected to be $90-$110 million for 2003 on a pre-tax basis, with $81 million recorded through the first nine months. The GSS business had approximately $2.0 trillion of assets under custody at September 30, 2003, and contributed $414 million of fee revenue in the eight months since acquisition, including $255 million of servicing fees, $12 million of management fees, $42 million of securities lending revenue, and $27 million of foreign exchange trading revenue. Deutsche Bank compensated State Street with $78 million, recorded in processing fees, for revenue earned during the eight months ended September 30, 2003, on client deposits not yet transferred to State Street.

State Street recorded $15 million of interest costs associated with the acquisition financing in net interest revenue in the first nine months of 2003. Operating expenses attributable to the GSS business were $374 million, including $141 million of salaries and benefits expenses, $116 million of information systems and communications expenses, $37 million of transaction processing services expenses, $28 million of occupancy expenses, and $52 million of other expenses.

The GSS business increased net income by $21 million for the first nine months of 2003; however, the issuance of common stock used to partially fund the acquisition resulted in a $.01 per share loss for the period attributable to the GSS business.

State Street incurred $81 million of merger and integration costs related to GSS in the first nine months of 2003. These one-time expenses consisted primarily of costs for employee retention, system conversion costs and consulting services.

When initially announced in November 2002, the acquired business represented approximately €700 million in annualized revenue. Based on the run-rate from the third quarter of 2003, the business as acquired, excluding revenue from out-of-scope business, is generating approximately $628 million of annualized revenue. Based on the run rate from the third quarter of 2003, the business as acquired, excluding financing costs and expenses related to out-of-scope business, is generating approximately $520 million of annualized expenses and reflects implementation of planned expense reductions. State Street is on schedule in reducing GSS expenses, and plans to meet its targets for cost savings.

Based on the first eight months operating results, State Street believes it will meet or better its previously-disclosed expectation that the acquisition is expected to be dilutive to earnings per share by approximately $0.01 to $0.03 per share in the first year of operation.

PART I.    ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

LINES OF BUSINESS

State Street has two primary lines of business – Investment Servicing and Investment Management. Investment Servicing includes custody, accounting, daily pricing and administration; master trust and master custody; trustee and recordkeeping; foreign exchange and trading services; securities lending; deposit and short-term investment facilities; lease financing; investment manager and hedge fund manager operations outsourcing; and performance, risk and compliance analytics to support institutional investors. State Street’s 50%-owned affiliates, Boston Financial Data Services, Inc. and the International Financial Data Services group of companies, provide shareholder services, including mutual fund and collective fund shareholder accounting. Revenue from Investment Servicing comprised 85% of State Street’s total revenue, excluding other/one-time charges, for the three- and nine-months ended September 30, 2003.

Investment Management offers a broad array of services for managing financial assets, including investment management and investment research services for both institutions and individual investors worldwide. These services included active and passive U.S. and non-U.S. equity and fixed income strategies, and other related services, such as securities lending. Retirement benefit services are provided through State Street’s 50%-owned affiliate, CitiStreet, LLC. Revenue from the Investment Management line of business comprised 15% of State Street’s total revenue, excluding the Other/One-Time charges, for the three- and nine-months ended September 30, 2003.

Business Divestiture included the revenue and expenses related to the Corporate Trust operations sold in December 2002.

Other/One-Time charges in the third quarter and first nine months of 2003 included restructuring costs of $3 million and $295 million, respectively; and merger and integration costs related to the acquisition of GSS of $26 million and $81 million, respectively. The first nine months of 2003 included the $13 million write-down of certain real estate sold recorded in fee revenue. For the first nine months of 2002, Other/One-Time charges included $20 million of restructuring costs. See Note 2 for more detail on the acquisition of GSS and Note 12 for more detail on restructuring costs.

The total columns represent consolidated results in accordance with accounting principles generally accepted in the United States as they appear in the Consolidated Statements of Income included in the financial statements.

PART I.    ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

Results for the Three Months Ended September 30, 2003

Following is a summary of line of business financial results for the third quarter of 2003 and 2002:

	For the Three Months Ended September 30,
	Investment Servicing		Investment Management		Business Divestiture		Other/ One- Time			Total
(Dollars in millions, except where otherwise noted)	2003	2002	2003	2002	2003	2002	2003		2002	2003	2002

Fee Revenue:
Servicing fees	$505	$371				$19				$505	$390
Management fees	–	–	$141	$116		–				141	116
Global securities lending	51	37	10	8		–				61	45
Foreign exchange trading	101	78	–	–		–				101	78
Brokerage fees	28	32	–	–		–				28	32
Processing fees and other	83	33	9	7		1				92	41

Total fee revenue	768	551	160	131		20				928	702

Net interest revenue after provision for loan losses	195	206	8	14		3				203	223
(Losses) gains on sale of available-for-sale securities, net	(5)	31	–	–		–				(5)	31

Total Revenue	958	788	168	145		23				1,126	956
Operating Expenses	665	550	127	120		14	$29	(a)		821	684

Income (Loss) Before Income Taxes	$293	$238	$41	$25		$9	$(29)			$305	$272

Pre-tax margin	31%	30%	25%	17%		39%
Average assets (billions)	$79.6	$73.8	$2.2	$1.8		$.5				$81.8	$76.1

(a)	$3 million of restructuring costs—$3 million for Investment Servicing; $26 million of merger and integration expenses for Investment Servicing

Investment Servicing.    Total revenue for the three months ended September 30, 2003, increased $170 million to $958 million, up 22% from 2002, driven by growth in fee revenue, somewhat offset by losses on the sales of securities and a decline in net interest revenue.

Fee revenue increased by $217 million to $768 million for the third quarter of 2003 and was primarily attributable to $161 million from the GSS business. Servicing fees were up $134 million, $105 million of which was attributable to the GSS business with the remainder attributable to new business from new and existing clients and improvement in equity market valuations. Fee revenue from global securities lending was up $14 million to $51 million. GSS contributed $13 million to the increase. Narrow interest rate spreads offset most of the growth in the volume of securities on loan from non-GSS clients. Foreign exchange trading revenue was up $23 million to $101 million. GSS contributed $12 million to the increase. Processing fees and other revenue was up $50 million to $83 million, of which GSS contributed $31 million, including fees from Deutsche Bank for revenue earned on client deposits not yet transferred to State Street.

Net interest revenue after provision for loan losses for the third quarter of 2003 was $195 million, compared to $206 million in 2002. Net interest revenue reflected the challenging interest rate environment, including lower rates earned on investments.

PART I.    ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

Operating expenses for the third quarter of 2003 were $665 million, up $115 million from the prior year. GSS contributed $142 million of expenses. Excluding GSS, operating expenses were down $27 million due to State Street’s cost reduction programs, including the previously disclosed voluntary separation program.

Investment Management.    Total revenue for the third quarter of 2003 was $168 million, up $23 million, from $145 million reported in 2002. An increase in management fees more than offset the decline in net interest revenue.

Management fees from investment management services, delivered through State Street Global Advisors, were $141 million in the third quarter of 2003 compared to $116 million a year ago. Fees from the GSS business added $4 million to management fees. Management fees principally reflected continued new business success and an increase in average month-end equity valuations.

Operating expenses for the three months ended September 30, 2003 were $127 million, up $7 million from the prior year.

Results for the Nine Months Ended September 30, 2003

Following is a summary of line of business financial results for the first nine months of 2003 and 2002:

	For the Nine Months Ended September 30,
	Investment Servicing		Investment Management		Business Divestiture		Other/ One- Time				Total
(Dollars in millions, except where otherwise noted)	2003	2002	2003	2002	2003	2002	2003		2002		2003	2002

Fee Revenue:
Servicing fees	$1,425	$1,085				$58					$1,425	$1,143
Management fees	–	–	$396	$369		–					396	369
Global securities lending	162	146	30	31		–					192	177
Foreign exchange trading	276	238	–	–		–					276	238
Brokerage fees	85	86	–	–		–					85	86
Processing fees and other	215	112	23	16		3	$(13	)(a)			225	131

Total fee revenue	2,163	1,667	449	416		61	(13)				2,599	2,144
Net interest revenue after provision for loan losses	572	697	28	45		9	–				600	751
Gains on sale of available-for-sale securities, net	29	45	–	–		–	–				29	45

Total Revenue	2,764	2,409	477	461		70	(13)				3,228	2,940
Operating Expenses	2,029	1,686	389	388		43	376	(b)	$20	(c)	2,794	2,137

Income (Loss) Before Income Taxes	$735	$723	$88	$73		$27	$(389)		$(20)		$434	$803

Pre-tax margin	27%	30%	18%	16%		39%
Average assets (billions)	$79.0	$74.8	$2.0	$1.8		$.5					$81.0	$77.1

(a)	Represents the loss on sale of certain real estate
(b)	$295 million of restructuring costs—$261 million for Investment Servicing and $34 million for Investment Management; $81 million of merger and integration expenses for Investment Servicing
(c)	$20 million of restructuring costs — $17 million for Investment Servicing and $3 million for Investment Management

PART I.    ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

Investment Servicing.    Total revenue for the nine months ended September 30, 2003, increased $355 million to $2.764 billion, up 15% from 2002 driven by growth in fee revenue, somewhat offset by a decline in net interest revenue and lower gains on the sales of available-for-sale securities.

Growth in fee revenue of $496 million for the first nine months of 2003 to $2.163 billion was primarily attributable to $402 million from the GSS business. Servicing fees were up $340 million, $255 million of which was attributable to the GSS business with the remainder attributable to business gained through an acquisition in July 2002 and new business from new and existing clients. Fee revenue from global securities lending was up $16 million to $162 million. GSS contributed $42 million to the increase. Narrow interest rate spreads due to a less favorable interest rate environment more than offset the growth in the volume of securities on loan from non-GSS clients. Foreign exchange trading revenue was up $38 million to $276 million. GSS contributed $27 million to the increase. Processing fees and other revenue was up $103 million to $215 million, of which GSS contributed $78 million, including fees from Deutsche Bank for revenue earned on client deposits not yet transferred to State Street.

Net interest revenue after provision for loan losses for the first nine months of 2003 was $572 million, compared to $697 million in 2002 when net interest revenue still benefited from the residual benefits of the multiple rate cuts of 2001. Lower yields on assets in 2003 reflected the continued decline in interest rates, as maturing assets were reinvested at lower market rates.

Gains on the sale of available-for-sale securities were $29 million for the first nine months of 2003, compared to $45 million a year ago.

Operating expenses for the nine months ended September 30, 2003, were $2.029 billion, up $343 million from the prior year. GSS contributed $374 million of expenses. Excluding GSS, operating expenses were down $31 million due to the continued cost control measures, including the reduction in headcount from the voluntary separation program.

Investment Management.    Total revenue for the nine months ended September 30, 2003, was $477 million, up $16 million, from $461 million reported in 2002. An increase in management fees and processing fees and other revenue more than offset the decline in net interest revenue.

Management fees from investment management services, delivered through State Street Global Advisors, were $396 million for the first nine months of 2003 compared to $369 million a year ago. The GSS business contributed $12 million to management fees in 2003. Excluding the GSS contribution, management fees increased, principally reflecting the effects of continued new business success and improvement in month-end average equity valuations from a year ago.

Operating expenses for the nine months ended September 30, 2003 were $389 million, up slightly from $388 million reported in 2002.

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

State Street provides services worldwide. Global and regional economic factors and changes or potential changes in laws and regulations affecting the Corporation’s business—including volatile currencies, pace of inflation, changes in monetary policy, changes in domestic and international banking supervisory regulations including capital requirements, and social and political instability—could affect results of operations. The terrorist attacks that took place in the United States on September 11, 2001, and subsequent military and terrorist activities,  have caused economic and political uncertainties. These activities and the national and global efforts to combat terrorism, and other military activities and outbreaks of hostilities have affected and may further adversely affect economic growth, and may have other adverse effects on many companies, including State Street, in ways that

PART I.    ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

are not predictable. In a similar manner, financial reporting irregularities involving large and well-known companies and regulatory investigations of mutual fund industry practices and behavior may have other adverse effects on State Street in ways that are not predictable.

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

The Basel Committee on Banking Supervision is in the process of finalizing the New Basel Capital Accord (Basel II). The U.S. Banking and Thrift regulatory agencies have begun the process of US implementation of Basel II through the joint issuance of an Advance Notice of Proposed Rulemaking (“ANPR”) and Draft Supervisory Guidance. After obtaining comments on the ANPR and Draft Guidance, the agencies are expected to release proposed rules for comment, and ultimately final rules. State Street cannot predict the final form of the Basel II accord or the related U.S. rules and their impact on State Street. However, State Street and its businesses would be adversely affected if rules that impact its ability to maintain its “well-capitalized” status are finalized in current form.

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

FINANCIAL CONDITION

CREDIT QUALITY

At September 30, 2003, total gross loans were $6.229 billion. At quarter end, the allowance for loan losses was $61 million, unchanged from $61 million a year ago. For the quarter ended September 30, 2003, no provision for loan losses was charged against income; there were no charge-offs and no recoveries during the third quarter of 2003. Non-performing assets at September 30, 2003, were $7 million, all of which were non-performing investment securities.

LIQUIDITY AND CAPITAL

Liquidity.    The primary objective of State Street’s liquidity management is to ensure that the Corporation has sufficient funds to meet its commitments and business needs, including accommodating the transaction and cash management requirements of its clients. Liquidity is provided by State Street’s access to global debt markets, its ability to gather additional deposits from its clients, maturing short-term assets, sales of securities, and repayment of clients’ loans. Client deposits and other funds provide multi-currency, geographically diverse sources of liquidity. State Street maintains a large portfolio of liquid assets. As of September 30, 2003, the Corporation’s defined liquid assets were $66.184 billion or 81% of total assets, a significant portion of which can be sold on the open market to meet liquidity needs. At September 30, 2003, State Street had defined short-term liabilities of $68.673 billion. State Street had $102 million in net unrealized gains on available-for-sale investment securities at September 30, 2003.

In January 2003, in connection with its acquisition of the GSS business (see Note 2), State Street issued $345 million of floating-rate, medium-term capital securities due 2008. The floating rate capital securities were issued at LIBOR plus 50 basis points, and are subject to mandatory redemption on December 15, 2005, provided certain regulatory requirements are met, and otherwise are due on February 15, 2008. These notes qualify as Tier 1 capital for bank regulatory purposes. See Note 2 of the Notes to the Consolidated Financial Statements for further details.

PART I.    ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

In September 2003, State Street Bank authorized $1 billion and issued $400 million of 5.25% Subordinated Bank Notes due 2018 (“the Notes”). The Notes bear an interest rate of 5.25% per annum, and State Street Bank is required to make semi-annual interest payments on the outstanding principal balance of the Notes on April 15 and October 15 of each year. The Notes qualify as Tier 2 capital for bank regulatory purposes. In connection with this offering, State Street Bank executed fair value swaps with a notional value of $400 million to in effect, convert the Notes from fixed rate to variable rate. See Note 19 to the Notes to the Consolidated Financial Statements for further details on fair value swaps.

At September 30, 2003, $227 million was included in long-term debt that related to the capital lease for One Lincoln Street. See Note 5 of the Notes to the Consolidated Financial Statements for further details.

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

At September 30, 2003, the Corporation’s Tier 1 and total risk-based capital ratios were 12.8% and 14.7%, respectively, down from 17.1% and 18% at year-end 2002. Tier 1 and total risk-based capital were negatively impacted by the increase in goodwill and intangibles from the GSS acquisition and the restructuring charges recorded in 2003; however, Tier 1 and total risk-based capital benefited from the stock issuance and from the issuance of $345 million of capital securities that qualify as Tier 1 capital, and total risk-based capital benefited by the issuance of $400 million of subordinated notes that qualified as Tier 2 capital. Primarily, increases in outstanding off-balance sheet indemnified securities lending transactions, as a result of the GSS acquisition, drove the increase in risk-weighted assets since year-end 2002.

At September 30, 2003, State Street Bank’s Tier 1 and total risk-based capital ratios were 11.5% and 12.8%, respectively, down from 16.4% and 16.5% at year-end 2002. Tier 1 and total risk-based capital were negatively impacted by the increase in goodwill and intangibles from the GSS acquisition and the restructuring charges recorded in 2003; however, total risk-based capital benefited from the issuance by State Street Bank of $400 million of subordinated notes that qualified as Tier 2 capital. Increases in outstanding off-balance sheet indemnified securities lending transactions drove the increase in risk-weighted assets since year-end 2002. State Street and State Street Bank had Tier 1 leverage ratios of 5.5% and 5.3%, respectively, at September 30, 2003, exceeding the regulatory minimum of 3% and the well-capitalized threshold of 5%. See Note 15 to the Notes to Consolidated Financial Statements for further information.

At September 30, 2003, and December 31, 2002, both ratios for State Street and State Street Bank exceed the regulatory minimum of 4% and the well-capitalized threshold of 6% for the Tier 1 capital ratio, and the minimum of 8% and well-capitalized threshold of 10% for the total risk-based capital ratio.

State Street’s Board of Directors has authorized the purchase of State Street common stock for use in employee benefit programs and for general corporate purposes. As of September 30, 2003, 8.3 million shares may be purchased under the stock purchase program. State Street employs a third-party broker-dealer to acquire shares for the Corporation’s stock purchase program on the open market.

PART I.    ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

TRADING ACTIVITIES: FOREIGN EXCHANGE AND INTEREST RATE SENSITIVITY

As part of its trading activities, the Corporation assumes positions in both the foreign exchange and interest rate markets by buying and selling cash instruments and using financial derivatives, including foreign exchange forward contracts, foreign exchange and interest rate options, and interest rate swaps. As of September 30, 2003, the notional amount of these derivative instruments was $358.042 billion, of which $316.521 billion were foreign exchange forward contracts. Long and short foreign-exchange forward-positions are closely matched to minimize currency and interest rate risk. All foreign exchange contracts are valued daily at current market rates.

The following table presents State Street’s market risk for its trading activities as measured by its value at risk methodology:

Value at Risk for the nine months ended September 30,

(Dollars in millions)	Average	Maximum	Minimum

2003:
Foreign exchange products	$1.0	$2.6	$.4
Interest rate products	1.7	2.8	1.2

2002:
Foreign exchange products	$1.0	$2.5	$.4
Interest rate products	3.1	4.3	2.2

State Street compares actual daily profits and losses from trading activities to estimate one-day value at risk. During the first nine months of 2003, State Street did not experience any trading losses in excess of its end-of-day value at risk estimate.

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

PART I.    ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

See information under the caption “Trading Activities: Foreign Exchange and Interest Rate Sensitivity” on page 49.

State Street’s Risk Management function was described in detail in the Corporation’s annual report on Form 10-K for the year ended December 31, 2002.

PART I.    ITEM 4.

CONTROLS AND PROCEDURES

The Corporation has established and maintains disclosure controls and other procedures that are designed to ensure that material information relating to the Corporation and its subsidiaries required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Corporation’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. For the period covered in this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2003.

The Chief Executive Officer and Chief Financial Officer have also concluded that there was no change in the Corporation’s internal controls over financial reporting identified in connection with the evaluation described in the preceding paragraph that occurred during the quarter ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number		Page of this Report

12	Ratio of earnings to fixed charges	54

15	Letter regarding unaudited interim financial information	55

31.1	Rule 13a-14(a)/15d-14(a) Certification	56

31.2	Rule 13a-14(a)/15d-14(a) Certification	57

32	Section 1350 Certifications	58

(b) Current Reports on Form 8-K

A current report on Form 8-K dated July 31, 2003, was furnished, by the Registrant, on August 1, 2003, to the Securities and Exchange Commission reporting that six months after the acquisition of the Global Securities Services business from Deutsche Bank AG, the Registrant’s integration plan is on schedule and the company expects to meet its goal of retaining 90% of the revenue available from former Deutsche Bank clients.

A current report on Form 8-K dated August 25, 2003, was furnished, by the Registrant, on August 26, 2003, to the Securities and Exchange Commission providing an update on U.S. client integration of the Global Securities Services business acquired from Deutsche Bank AG.

A current report on Form 8-K dated October 14, 2003, was filed, by the Registrant, on October 14, 2003, with the Securities and Exchange Commission reporting results of operations and related financial information for its completed third quarter of 2003.

A current report on Form 8-K dated October 16, 2003, was filed by the Registrant, on October 21, 2003, with the Securities and Exchange Commission reporting that Kennett F. Burnes had been elected to the Board of Directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STATE STREET CORPORATION

Date: November 7, 2003	By:	/s/ EDWARD J. RESCH
Edward J. Resch, Executive Vice President and Chief Financial Officer

Date: November 7, 2003	By:	/s/ FREDERICK P. BAUGHMAN
Frederick P. Baughman, Senior Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

(filed herewith)

12	Ratio of earnings to fixed charges

15	Letter regarding unaudited interim financial information

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certifications

Pages 54-55 not included.