Form 10-K
period 2003-12-31
STATE STREET CORP
filed 2004-02-24
CIK 93751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
OR
☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 0-5108

STATE STREET CORPORATION
 (Exact name of registrant as specified in its charter)

Massachusetts	04-2456637
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

225 Franklin Street Boston, Massachusetts	02110
(Address of principal executive office)	(Zip Code)
617-786-3000
(Registrant’s telephone number, including area code)

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
None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☒ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates (persons other than directors and executive officers) computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2003) was $13,081,877,314.

The number of shares of the Registrant’s Common Stock outstanding on January 31, 2004 was 335,389,544.

Portions of the following documents are incorporated into the Parts of this Report on Form 10-K indicated below:

(1) The Registrant’s definitive Proxy Statement for the 2004 Annual Meeting to be filed pursuant to Regulation 14A on or before April 30, 2004 (Part III)

STATE STREET CORPORATION
FORM 10-K INDEX
For the Year Ended December 31, 2003

PART I

>	ITEM 1. BUSINESS

The business of State Street Corporation (“State Street” or the “Corporation”) and its subsidiaries is further described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

State Street’s Internet address is www.statestreet.com, and the Corporation maintains a website at that address. State Street makes available on or through its Internet website, without charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports. Since November 15, 2002, these reports are made available on its website on the day such material is electronically filed with the Securities and Exchange Commission (“SEC”) or, if not reasonably practical on that day, on the first business day following electronic filing with the SEC.

State Street has adopted Corporate Governance Guidelines, as well as written charters for each of the Executive Committee, the Examining and Audit Committee, the Executive Compensation Committee, and the Nominating and Corporate Governance Committee of the Board of Directors, and a Code of Ethics for Financial Officers, a Standard of Conduct for Directors, and a Standard of Conduct at State Street for employees. Each of these documents is posted on State Street’s website at www.statestreet.com, and each is available in print to any stockholder who requests it by writing to the Office of the Secretary, State Street Corporation, 225 Franklin Street, Boston, Massachusetts 02110.

>	GENERAL DEVELOPMENT OF BUSINESS

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

With $9.4 trillion of assets under custody and $1.1 trillion of assets under management at year-end 2003, State Street is a leading specialist in meeting the needs of sophisticated global investors. Clients include mutual funds and other collective investment funds, corporate and public pension funds, investment managers, and others. For information as to the financial results of non-U.S. activities, refer to Note 25 that appears in the Notes to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data.”

Services are provided from 25 offices in the United States, and from offices in Australia, Austria, Belgium, Canada, Cayman Islands, Chile, France, Germany, Ireland, Italy, Japan, Luxembourg, Netherlands, Netherlands Antilles, New Zealand, People’s Republic of China, Singapore, South Korea, Switzerland, Taiwan, Thailand, United Arab Emirates and the United Kingdom. State Street’s executive offices are located at 225 Franklin Street, Boston, Massachusetts.

>	LINES OF BUSINESS

State Street reports two lines of business: Investment Servicing and Investment Management. In 2003, 85% of State Street’s total revenue, excluding the gains on the sales of State Street’s Private Asset Management and Corporate Trust businesses, comprised revenue from Investment Servicing. The remaining 15% comprised revenue from Investment Management. For additional information on State Street’s lines of business, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” under the caption “Lines of Business.”

>	COMPETITION

State Street operates in a highly competitive environment in all areas of its business worldwide. State Street faces competition from other financial services institutions, deposit-taking institutions, investment management firms, insurance companies, mutual funds, broker/dealers, investment banking firms, law firms, benefits consultants, leasing companies, and business service and software companies. As State Street expands globally, it encounters additional sources of competition.

State Street believes there are certain key competitive considerations in these markets. These considerations include, for investment servicing: quality of service, economies of scale, technological expertise, quality and scope of sales and marketing, and price; and for investment management: expertise, experience, the availability of related service offerings, and price.

State Street’s competitive success depends upon its ability to develop and market new and innovative services, to adopt or develop new technologies, to bring new services to market in a timely fashion at competitive prices, and to continue and expand its relationships with existing clients and attract new clients.

>	EMPLOYEES

At December 31, 2003, State Street had 19,850 employees, of whom 19,387 were full-time.

>	COMPLETION OF THE SALE OF THE PRIVATE ASSET MANAGEMENT BUSINESS

On October 31, 2003, State Street completed the sale of its Private Asset Management business to U.S. Trust. Under the terms of the agreement, the transaction was valued at $365 million, about five percent of which is subject to the successful transition of the business over the subsequent 16 months. The Corporation recorded a pre-tax gain of $285 million from the transaction, or $.56 in diluted earnings per share, after providing for $62 million of exit and other associated costs in the fourth quarter. Exit costs associated with the sale primarily consisted of occupancy costs of $23 million and transaction costs of $6 million. Other costs associated with the transaction consisted of incentive compensation for general corporate use of $25 million. Additional divestiture costs to transition the business are measured at fair value and recognized in the future periods in which the liability is incurred. Divestiture costs of $7 million were recorded for the year ended December 31, 2003. State Street expects additional divestiture costs of $13 million related to this sale.

>	ACQUISITION OF SUBSTANTIAL PARTS OF THE GLOBAL SECURITIES SERVICES BUSINESS OF DEUTSCHE BANK AG

On January 31, 2003, State Street completed the primary closing of its acquisition of a substantial part of the Global Securities Services (“GSS”) business of Deutsche Bank AG for a premium of $1.1 billion. Separate closings for the acquisitions of business units in Italy and Austria were held on July 1, 2003 and July 31, 2003, respectively, upon receipt of applicable regulatory approvals. The purchase price is subject to adjustments based upon performance of the acquired business for the year following the closing. State Street may make additional payments of up to an estimated €360 million that will be recorded as an adjustment to the goodwill acquired; however, State Street anticipates that the actual payment will be much less.

In January 2003, the Corporation issued equity, equity-related and capital securities under an existing shelf registration statement. State Street issued $283 million, or 7,153,000 shares of common stock, $345 million, or 1,725,000 units of SPACESSM (see Note 10 of the Notes to the Consolidated Financial Statements), and $345 million of floating-rate, medium-term capital securities due 2008 (see Note 9 of the Notes to the Consolidated Financial Statements). Proceeds, net of issuance costs, of $595 million from these security issuances were used to partially finance the acquisition of the GSS business. The remainder of the purchase price was financed using existing resources.

In connection with the acquisition, approximately 2,800 employees of Deutsche Bank became employees of State Street. State Street expects to reduce this overall workforce, primarily in the United States, by approximately 1,000 employees. State Street incurred $103 million of merger and integration costs for

2003. These one-time expenses consisted primarily of costs for employee retention, systems conversion costs and professional services. As of December 31, 2003, State Street had accrued restructuring costs of $173 million included in its Consolidated Statement of Condition. State Street expects the majority of these costs to be paid by June 30, 2004.

>	COMPLETION OF THE SALE OF THE CORPORATE TRUST BUSINESS

On December 31, 2002, State Street completed the sale of its Corporate Trust business to U.S. Bank, N.A., the lead bank of U.S. Bancorp. The premium received on the sale was $725 million, $75 million of which was placed in escrow pending the successful transition of the business. Exit costs in 2002 associated with the sale totaled approximately $118 million, and other associated costs were $37 million. The after-tax gain, net of exit and other associated costs recorded in 2002, totaled approximately $296 million, or $.90 in earnings per share. On December 31, 2003, State Street recorded a $60 million gain, net of associated costs, on the final settlement of the escrow.

>	REGULATION AND SUPERVISION

GENERAL  State Street is registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the “Act”). The Act, with certain exceptions, limits the activities in which State Street and its non-bank subsidiaries may engage, including non-bank companies for which State Street owns or controls more than 5% of a class of voting shares, to those that the Federal Reserve Board considers to be closely related to banking or managing or controlling banks. The Federal Reserve Board may order a bank holding company to terminate any activity or its ownership or control of a non-bank subsidiary if the Federal Reserve Board finds that such activity or ownership or control constitutes a serious risk to the financial safety, soundness or stability of a subsidiary bank and is inconsistent with sound banking principles or statutory purposes. In the opinion of management, all of State Street’s present subsidiaries are within the statutory standard or are otherwise permissible. The Act also requires a bank holding company to obtain prior approval of the Federal Reserve Board before it may acquire substantially all the assets of any bank or ownership or control of more than 5% of the voting shares of any bank.

State Street has also elected to become a financial holding company (“FHC”), which reduces to some extent the restrictions on activities of certain bank holding companies that qualify, such as State Street. FHC status allows banks to associate with, or have management interlocks with business organizations engaged in securities activities. In order to qualify, each bank holding company’s depository subsidiaries must be well capitalized and well managed, and it must be meeting its Community Reinvestment Act obligations. Once qualified as an FHC, a bank holding company must continue to meet the applicable capital and management standards. Failure to maintain such standards may ultimately permit the Federal Reserve Board to take certain enforcement actions against such company.

Financial holding companies are permitted to engage in those activities that are determined by the Federal Reserve Board, working with the Secretary of the Treasury, to be financial in nature, incidental to an activity that is financial in nature, or complementary to a financial activity and that do not pose a safety and soundness risk. Activities defined to be financial in nature include, but are not limited to, the following: providing financial or investment advice; underwriting; dealing in or making markets in securities; merchant banking, subject to significant limitations; and any activities previously found by the Federal Reserve Board to be closely related to banking.

CAPITAL ADEQUACY  Bank holding companies, such as State Street, are subject to Federal Reserve Board minimum risk-based capital and leverage ratio guidelines. At December 31, 2003, State Street’s consolidated Tier 1 and total risk-based capital ratios were 14.0% and 15.8%, respectively. For further information as to the Corporation’s capital position and capital adequacy, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” under the caption “Liquidity, Contractual Obligations and Commercial Commitments, and Capital,” and to Note 12 in the

Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.”

State Street Bank is subject to similar risk-based capital and leverage ratio guidelines. State Street Bank exceeded the applicable minimum capital requirements as of December 31, 2003. Failure to meet capital requirements could subject a bank to a variety of enforcement actions, including the termination of deposit insurance by the Federal Deposit Insurance Corporation (the “FDIC”), and to certain restrictions on its business that are described further in this section.

The Basel Committee on Banking Supervision is in the process of developing a new proposed capital adequacy framework (“the New Accord” or “Basel II”). The New Accord is expected to be finalized by mid-2004 and implemented by year-end 2006. In August 2003, the U.S. Banking and Thrift regulatory agencies (“U.S. regulators”) released for industry comment an Advance Notice of Proposed Rulemaking articulating their current views of the proposed framework for implementing Basel II. The U. S. regulators have indicated that mandatory compliance will be required for large, internationally active U.S. institutions. It is anticipated that the Corporation will be subject to these rules. In preparation for compliance, the Corporation has developed a comprehensive implementation program to address monitoring the status and progress of Basel II, developing implementation requirements, and assessing the potential impact of Basel II on the operating results of the Corporation.

SUBSIDIARIES   The Federal Reserve System is the primary federal banking agency responsible for regulating State Street and its subsidiaries, including State Street Bank, for both U.S. and international operations. State Street is also subject to the Massachusetts bank holding company statute. The Massachusetts statute requires prior approval by the Massachusetts Board of Bank Incorporation for the acquisition by State Street of more than 5% of the voting shares of any additional bank and for other forms of bank acquisitions.

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

State Street and its non-bank subsidiaries are affiliates of State Street Bank under the federal banking laws, which impose certain restrictions on transfers of funds in the form of loans, extensions of credit, investments or asset purchases from State Street Bank to State Street and its non-bank subsidiaries. Transfers of this kind to State Street and its non-bank subsidiaries by State Street Bank are limited to 10% of State Street Bank’s capital and surplus with respect to each affiliate and to 20% in the aggregate, and are subject to certain collateral requirements. A bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or lease or sale of property or furnishing of services. Federal law also provides that certain transactions with affiliates must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions involving other non-affiliated companies or, in the absence of comparable transactions, on terms and under circumstances, including credit standards, that in good faith would be offered to, or would apply to, non-affiliated companies. The Federal Reserve Board has jurisdiction to regulate the terms of certain debt issues of bank holding companies.

Most of State Street’s international operations are conducted pursuant to Federal Reserve Board Regulation K through State Street Bank’s Edge corporation subsidiaries or through international branches of State Street Bank. An Edge corporation is a corporation organized under federal law that, in general, conducts foreign business activities. With the approval of the Federal Reserve Board, State Street Bank may invest up to 20 percent of its capital and surplus in its Edge corporation subsidiaries. In connection with the recent Deutsche Bank transaction (see “Acquisition of Substantial Parts of the Global Securities Services Business of Deutsche Bank AG”), State Street Bank received approval to raise its investment in its Edge corporation subsidiaries to close to the maximum amount permitted by law.

State Street historically has generally found it preferable from an operational and financial standpoint to expand abroad through its Edge corporation subsidiaries. However, State Street may continue to make new investments abroad directly (through the parent company or through direct, non-bank subsidiaries of the parent company) or through international bank branch expansion without being subject to the 20 percent investment limitation. State Street cannot predict with certainty the impact on the pace of its future international expansion of having approached the Edge corporation subsidiary investment limitation. Nonetheless, in light of available alternatives, State Street does not believe that the Edge corporation investment limitation will affect materially its ability to expand internationally.

SUPPORT OF SUBSIDIARY BANKS   Under Federal Reserve Board policy, a bank holding company is required to act as a source of financial and managerial strength to its subsidiary banks. Under this policy, State Street is expected to commit resources to its subsidiary banks in circumstances where it might not do so absent such policy. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority payment.

>	DIVIDENDS

As a bank holding company, State Street is a legal entity separate and distinct from State Street Bank and its non-bank subsidiaries. The right of State Street to participate as a stockholder in any distribution of assets of State Street Bank upon its liquidation or reorganization or otherwise is subject to the prior claims by creditors of State Street Bank, including obligations for federal funds purchased and securities sold under repurchase agreements and deposit liabilities. Payment of dividends by State Street Bank is subject to provisions of the Massachusetts banking law, which provide that dividends may be paid out of net profits provided (i) capital stock and surplus remain unimpaired, (ii) dividend and retirement fund requirements of any preferred stock have been met, (iii) surplus equals or exceeds capital stock, and (iv) losses and bad debts, as defined, in excess of reserves specifically established for such losses and bad debts, have been deducted from net profits. Under the Federal Reserve Act, the approval of the Board of Governors of the Federal Reserve System would be required if dividends declared by State Street Bank in any year would exceed the total of its net profits for that year combined with retained net profits for the preceding two years, less any required transfers to surplus. Under applicable federal and state law restrictions, at December 31, 2003, State Street Bank had $1.9 billion of retained earnings available for distribution to State Street in the form of dividends. Future dividend payments of State Street Bank and non-bank subsidiaries cannot be determined at this time.

>	ECONOMIC CONDITIONS AND GOVERNMENT POLICIES

Economic policies of the government and its agencies influence the operating environment of State Street. Monetary policy conducted by the Federal Reserve Board directly affects the level of interest rates, which may impact overall credit conditions of the economy. Policy is applied by the Federal Reserve Board through open market operations in U.S. government securities, changes in reserve requirements for depository institutions, and changes in the discount rate and availability of borrowing from the Federal Reserve. Government regulation of banks and bank holding companies is intended primarily for the protection of depositors of the banks, rather than of the stockholders of the institutions.

>	FACTORS AFFECTING FUTURE RESULTS

From time to time, information provided by State Street, statements made by its employees, or information included in its filings with the SEC (including this Form 10-K), may contain statements that are considered “forward-looking statements” within the meaning of U.S. federal securities laws, including statements about the Corporation’s confidence and strategies and its expectations about revenue and market growth, acquisitions and divestitures, new technologies, services and opportunities, and earnings. These statements may be identified by such forward looking terminology as “expect,” “look,” “believe,” “anticipate,” “may,” “will,” or similar statements or variations of such terms. These forward-looking statements involve certain risks and uncertainties, which could cause actual results to differ materially. Factors that may cause such differences include, but are not limited to, the factors appearing in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” under the caption “Financial Goals and Factors That May Affect Them,” factors further described in conjunction with the forward-looking information, and factors elsewhere mentioned in this Form 10-K. Each of these factors, and others, are also discussed from time to time in the Corporation’s other filings with the SEC, including its reports on Form 10-Q and Form 8-K. The forward-looking statements contained in this Form 10-K speak only as of the time the statements were made, and the Corporation does not undertake to revise those forward-looking statements to reflect events after the date of this report.

>	SELECTED STATISTICAL INFORMATION

The following tables contain State Street’s consolidated statistical information relating to, and should be read in conjunction with, the financial information provided in Part II, Item 8, “Financial Statements and Supplementary Data;” Part II, Item 6, “Selected Financial Data;” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

The average statements of condition and net interest revenue analysis for the years indicated are presented below.

	2003			2002			2001
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

(Dollars in millions; taxable equivalent) Years ended December 31,

ASSETS
Interest-bearing deposits with banks	$22,538	$474	2.10%	$24,341	$622	2.56%	$20,548	$821	3.99%
Securities purchased under resale agreements	13,152	164	1.25	21,070	370	1.76	19,768	798	4.04
Federal funds sold	393	4	1.12	516	9	1.66	716	27	3.84
Trading account assets(2)	819	19	2.37	1,040	31	2.95	1,190	55	4.61
INVESTMENT SECURITIES:
U.S. Treasury and federal agencies	20,046	409	2.04	12,051	404	3.35	8,434	447	5.30
State and political subdivisions(2)	2,009	86	4.26	1,801	97	5.42	1,653	107	6.47
Other investments	9,049	259	2.87	7,323	287	3.93	7,258	385	5.31

Commercial and financial loans	3,402	61	1.79	3,022	82	2.70	4,130	133	3.22
Lease financing(2)	2,166	114	5.26	2,083	133	6.40	1,951	149	7.66

Total interest-earning assets(2)	73,574	1,590	2.16	73,247	2,035	2.78	65,648	2,922	4.45
Cash and due from banks	1,596			1,165			1,271
Other assets	7,503			4,673			4,406

Total assets	$82,673			$79,085			$71,325

LIABILITIES AND STOCKHOLDERS’ EQUITY
INTEREST-BEARING DEPOSITS:
Savings	$1,079	6	.57	$2,171	20	.92	$2,845	101	3.55
Time	4,731	59	1.22	7,301	133	1.82	2,058	81	3.94
Non-U.S.	29,746	307	1.04	26,393	345	1.31	27,094	674	2.49

Total interest-bearing deposits	35,556	372	1.05	35,865	498	1.39	31,997	856	2.68

Securities sold under repurchase agreements	22,724	205	.90	23,881	356	1.49	20,426	739	3.62
Federal funds purchased	2,901	33	1.13	3,085	50	1.63	2,745	100	3.63
Other short-term borrowings	2,031	41	2.03	1,242	20	1.60	1,097	42	3.86
Long-term debt	1,810	78	4.31	1,259	71	5.68	1,218	93	7.64

Total interest-bearing liabilities	65,022	729	1.12	65,332	995	1.52	57,483	1,830	3.18

Noninterest-bearing deposits	7,359			6,141			6,929
Other liabilities	5,090			3,406			3,279
Stockholders’ equity	5,202			4,206			3,634

Total liabilities and stockholders’ equity	$82,673			$79,085			$71,325

Net interest revenue		$861			$1,040			$1,092

Excess of rate earned over rate paid			1.04%			1.26%			1.27%
Net interest margin(1)			1.17			1.42			1.66

(1)	Net interest margin is taxable-equivalent net interest revenue divided by average interest-earning assets.
(2)

Interest revenue on non-taxable investment securities and leases includes the effect of taxable-equivalent adjustments, a method of presentation in which interest income on tax-exempt securities is adjusted to present the earnings performance on a basis equivalent to interest earned on fully taxable securities with a corresponding charge to income tax expense. The adjustment is computed using a federal income tax rate of 35%, adjusted for applicable state income taxes, net of the related federal tax benefit. The taxable-equivalent adjustments included in interest revenue above were $51 million, $61 million and $67 million for the years ended December 31, 2003, 2002 and 2001, respectively.

The table below summarizes changes in taxable-equivalent interest revenue and interest expense due to changes in volume of interest-earning assets and interest-bearing liabilities, and changes in interest rates. Changes attributed to both volumes and rates have been allocated based on the proportion of change in each category.

	2003 COMPARED TO 2002			2002 COMPARED TO 2001
	Change in Volume	Change in Rate	Net (Decrease) Increase	Change in Volume	Change in Rate	Net (Decrease) Increase

(Dollars in millions; taxable equivalent) Years ended December 31,

INTEREST REVENUE RELATED TO:
Interest-bearing deposits with banks	$(46)	$(102)	$(148)	$150	$(349)	$(199)
Securities purchased under resale agreements	(139)	(67)	(206)	52	(480)	(428)
Federal funds sold	(2)	(3)	(5)	(7)	(11)	(18)
Trading account assets	(7)	(5)	(12)	(7)	(17)	(24)
INVESTMENT SECURITIES:
U.S. Treasury and federal agencies	268	(263)	5	192	(235)	(43)
State and political subdivisions	12	(23)	(11)	9	(19)	(10)
Other investments	68	(96)	(28)	4	(102)	(98)
		)	)		)
Commercial and financial loans	10	(31)	(21)	(35)	(16)	(51)
Lease financing	5	(24)	(19)	10	(26)	(16)

Total interest-earning assets	169	(614)	(445)	368	(1,255)	(887)

INTEREST EXPENSE RELATED TO:
DEPOSITS:
Savings	(10)	(4)	(14)	(24)	(57)	(81)
Time	(46)	(28)	(74)	207	(155)	52
Non-U.S.	43	(81)	(38)	(18)	(311)	(329)
		)	)		)
Securities sold under repurchase agreements	(17)	(134)	(151)	125	(508)	(383)
Federal funds purchased	(3)	(14)	(17)	12	(62)	(50)
Other short-term borrowings	13	8	21	6	(28)	(22)
Long-term debt	31	(24)	7	3	(25)	(22)

Total interest-bearing liabilities	11	(277)	(266)	311	(1,146)	(835)

Net interest revenue	$158	$(337)	$(179)	$57	$(109)	$(52)

INVESTMENT PORTFOLIO

Investment securities consisted of the following as of December 31:

	2003	2002	2001

(Dollars in millions)

HELD TO MATURITY (AT AMORTIZED COST):
U.S. Treasury and federal agencies	$1,345	$1,327	$1,296
Other investments	272	216	147

Total	$1,617	$1,543	$1,443

AVAILABLE FOR SALE (AT FAIR VALUE):
U.S. Treasury and federal agencies	$22,748	$15,760	$10,248
Asset-backed securities	9,885	4,276	3,638
State and political subdivisions	1,999	2,018	1,463
Collateralized mortgage obligations	1,333	548	795
Other debt investments	310	703	572
Money market mutual funds	85	3,057	2,518
Other equity securities	238	166	104

Total	$36,598	$26,528	$19,338

The maturities of debt investment securities as of December 31, 2003, and the weighted average taxable-equivalent yields were as follows:

	YEARS

	Under 1		1 to 5		6 to 10		Over 10

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

(Dollars in millions)

HELD TO MATURITY
(AT AMORTIZED COST):
U.S. Treasury and federal agencies	$276	2.59%	$1,069	1.99%
Other investments	237	2.60	35	1.93

Total	$513		$1,104

AVAILABLE FOR SALE (AT FAIR VALUE):
U.S. Treasury and federal agencies	$7,138	1.39%	$12,671	2.05%	$1,765	4.31%	$1,174	5.14%
Asset–backed securities(1)	1,551	3.42	6,947	2.66	1,242	3.17	145	4.59
State and political subdivisions(1)	390	2.70	791	2.55	448	4.07	370	3.56
Collateralized mortgage obligations	17	2.25	807	3.63	388	3.65	121	3.60
Other investments	213	3.44	–	–	10	4.00	87	3.07

Total	$9,309		$21,216		$3,853		$1,897

(1)

Yields calculated for interest revenue on non-taxable investment securities includes the effect of taxable-equivalent adjustments, a method of presentation in which interest income on tax-exempt securities is adjusted to present the earnings performance on a basis equivalent to interest earned on fully taxable securities with a corresponding charge to income tax expense. The adjustment is computed using a federal income tax rate of 35%, adjusted for applicable state income taxes, net of the related federal tax benefit. The taxable equivalent adjustment included in interest revenue to calculate the yields above was $24 million for the year ended December 31, 2003.

LOAN PORTFOLIO

U.S. and non-U.S. loans as of December 31, and average loans outstanding for the years ended December 31, were as follows:

	2003	2002	2001	2000	1999

(Dollars in millions)

U.S.:
Commercial and financial	$2,344	$1,578	$2,479	$2,502	$1,908
Lease financing	395	403	413	433	418

Total U.S.	2,739	1,981	2,892	2,935	2,326

NON-U.S.:
Commercial and industrial	424	289	725	837	514
Lease financing	1,858	1,719	1,639	1,364	1,124
Banks and other financial institutions	–	177	71	119	311
Other	–	8	14	18	18

Total non-U.S.	2,282	2,193	2,449	2,338	1,967

Total loans	$5,021	$4,174	$5,341	$5,273	$4,293

Average loans outstanding	$5,568	$5,105	$6,081	$5,444	$6,785

At December 31, 2003, 6% of State Street’s assets comprised loans. State Street’s loan policies limit the size of individual loan exposures to reduce risk through diversification. Loans are evaluated on an individual basis to determine the appropriateness of originating or renewing each loan. State Street does not have a general rollover policy. Unearned revenue included in leases was $1.2 billion and $1.1 billion for non-U.S. leases, and $123 million and $140 million for U.S. leases, as of December 31, 2003 and 2002, respectively.

Loan maturities for selected loan categories as of December 31, 2003, were as follows:

	YEARS

	Under 1	1 to 5	Over 5

(Dollars in millions)
U.S. — Commercial and financial	$2,163	$125	$56
Total non-U.S.	422	4	1,856

The following table shows the classification of loans due after one year according to sensitivity to changes in interest rates as of December 31, 2003:

(Dollars in millions)
Loans and leases with predetermined interest rates	$2,255
Loans with floating or adjustable interest rates	181

Total	$2,436

NON-ACCRUAL LOANS   It is State Street’s policy to place loans on a non-accrual basis when they become 60 days past due as to either principal or interest, or when, in the opinion of management, full collection of principal or interest is unlikely. Loans eligible for non-accrual, but considered both well secured and in the process of collection, are treated as exceptions and may be exempted from non-accrual status. When the loan is placed on non-accrual status, the accrual of interest is discontinued and previously recorded but unpaid interest is reversed and charged against net interest revenue.

There were no non-accrual loans at year-end 2003 and 2002, less than $1 million at year-end 2001, $4 million at year-end 2000, and $9 million at year-end 1999. Of the non-accrual loans held at year-end 1999, $5 million of such loans were to non-U.S. clients. All other non-accrual loans for these years were to U.S. clients.

There was no impact on interest revenue during 2003 related to non-accrual loans.

PAST DUE LOANS   Past due loans are loans on which principal or interest payments are over 90 days delinquent, but where interest continues to be accrued. There were no past due loans as of December 31, 2003 and 2002. There were less than $1 million in past-due loans as of December 31, 2001, 2000 and 1999. Past-due loans to non-U.S. clients at the December 31, 2001 were less than $1 million. There were no past-due loans to non-U.S. clients at December 31, 2000 and less than $1 million at December 31, 1999.

ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY

The changes in the allowance for loan losses for the years ended December 31, were as follows:

	2003	2002	2001	2000	1999

(Dollars in millions)

U.S.:
Balance at beginning of year	$43	$40	$41	$33	$65
Provision for loan losses	–	4	8	7	10
Loan charge-offs — commercial and financial	–	(3)	(9)	–	(9)
Recoveries — commercial and financial	–	3	–	1	3
Transferred upon sale(1)	–	(1)	–	–	(36)

Balance at end of year — U.S.	43	43	40	41	33

NON–U.S.:
Balance at beginning of year	18	18	16	15	19
Provision for loan losses	–	–	2	2	4
Loan charge-offs	–	–	–	(1)	(8)

Balance at end of year — Non–U.S.	18	18	18	16	15

Total balance at end of year	$61	$61	$58	$57	$48

Ratio of net charge-offs (recoveries) to average loans outstanding	.00%	.04%	.14%	(.02)%	.22%

(1)

In December 2002, State Street completed the sale of its Global Trade Banking business, which included the transfer of $1 million of the allowance for loan loss. On October 1, 1999, State Street completed the sale of its Commercial Banking business, which included the transfer of $36 million of the allowance for loan loss.

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

At December 31, 2003, the allowance for loan losses was $61 million, or 1.21% of total loans. This compares with an allowance of $61 million, or 1.46% of total loans a year ago. In 2003, in the opinion of management, the measures of credit quality continued to be satisfactory.

The provision for loan losses is a charge to earnings for the current period that is required to maintain the total allowance at a level considered adequate in relation to the level of risk in the loan portfolio. In 2003, no additional provision for loan losses was recorded. The provision for loan losses was $4 million and $10 million in 2002 and 2001, respectively.

There were no charge-offs or recoveries recorded in 2003, compared with net charge-offs of less than $1 million in 2002. Net charge-offs as a percentage of average loans were .04% for 2002.

NON-PERFORMING ASSETS At December 31, 2003, total non-performing assets were $7 million, down from $11 million at year-end 2002. All non-performing assets were non-performing investment securities.

CROSS-BORDER OUTSTANDINGS

Countries within which State Street has cross-border outstandings (primarily deposits) of at least 1% of its total assets as of December 31, were as follows:

	2003	2002	2001

(Dollars in millions)
United Kingdom	$4,243	$4,433	$3,232
Germany	3,834	3,223	3,532
Australia	1,528	1,198	1,067
Japan	1,490	947	1,248
France	1,346	–	803
Canada	1,175	1,283	781
Netherlands	–	–	1,075

Total outstanding	$13,616	$11,084	$11,738

Aggregate of cross-border ouststandings in countries having between .75% and 1% of total assets at December 31, 2003, was $842 million (Netherlands); at December 31, 2002, was $783 million (Netherlands); at December 31, 2001, $668 million (Italy).

DEPOSITS

The average balance and rates paid on interest-bearing deposits for the years ended December 31, were as follows:

	2003		2002		2001
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

(Dollars in millions)

U.S.:
NONINTEREST-BEARING DEPOSITS:
Demand	$717		$516		$493
Special time	6,607		5,575		6,355
INTEREST-BEARING DEPOSITS:
Savings	1,079	.57%	2,171	.92%	2,845	3.55%
Time	4,731	1.22	7,301	1.82	2,058	3.94

Total U.S.	$13,134		$15,563		$11,751

NON-U.S.:
Noninterest-bearing deposits	$35		$50		$81
Interest-bearing deposits	29,746	1.04%	26,393	1.31%	27,094	2.49%

Total non-U.S.	$29,781		$26,443		$27,175

Non-U.S. noninterest-bearing deposits at December 31, 2003, 2002 and 2001 were $53 million, $37 million and $49 million, respectively.

Maturities of U.S. time deposit of $100,000 or more as of December 31, 2003 were as follows:

(Dollars in millions)
3 months or less	$10,602
3 to 6 months	39
6 to 12 months	54
Over 12 months	32

Total	$10,727

At December 31, 2003, substantially all non-U.S. time deposit liabilities were in amounts of $100,000 or more.

RETURN ON EQUITY AND ASSETS AND CAPITAL RATIOS

The return on equity, return on assets, dividend payout ratio, equity to assets ratio and capital ratios for reported results for the years ended or as of December 31, were as follows:

	2003	2002	2001

NET INCOME(1) TO:
Average stockholders’ equity	13.9%	24.1%	17.3%
Average total assets	.87	1.28	.88

Dividends declared to net income	25.9	15.4	21.0
Average stockholders’ equity to average assets	6.3	5.3	5.1

CAPITAL RATIOS:
Tier 1 capital	14.0	17.1	13.6
Total capital	15.8	18.0	14.5

Tier 1 leverage ratio	5.6	5.6	5.4

(1)

2003 net income included gains on the sales of the Private Asset Management and Corporate Trust businesses of $228 million, after tax; 2002 net income includes the gain on the sale of the Corporate Trust business of $296 million after tax.

SHORT-TERM BORROWINGS

The following table reflects the amounts outstanding and weighted average interest rates of the primary components of short-term borrowings as of and for the years ended December 31:

	FEDERAL FUNDS PURCHASED			SECURITIES SOLD UNDER REPURCHASE AGREEMENTS
	2003	2002	2001	2003	2002	2001

(Dollars in millions)
Balance at December 31,	$1,019	$3,895	$3,315	$22,806	$21,963	$19,006
Maximum outstanding at any month end	4,690	4,925	4,970	28,579	26,553	22,584
Average outstanding during the year	2,901	3,085	2,745	22,724	23,881	20,426
Weighted average interest rate at end of year	1.00%	1.25%	1.87%	.73%	1.12%	1.62%
Weighted average interest rate during the year	1.13	1.63	3.63	.90	1.49	3.62

>	ITEM 2.	PROPERTIES

State Street’s headquarters are located in the State Street Bank Building, a 34-story building at 225 Franklin Street, Boston, Massachusetts, which was built in 1965. State Street leases approximately 529,000 square feet (or approximately 60% of the space) in this building. The initial lease term was 30 years with two successive extension options of 20 years each at negotiated rental rates. State Street exercised the first of these two options, which became effective on January 1, 1996 for a term of 20 years.

State Street owns four buildings located in Quincy, Massachusetts, a city south of Boston. Three of the buildings, containing a total of approximately 999,000 square feet, function as State Street Bank’s principal operations facilities. The fourth building, with 186,000 square feet, is leased to Boston Financial Data Services, Inc., a 50%-owned affiliate. Additionally, State Street owns a 92,000 square-foot building in Westborough, Massachusetts, which is used as a data center, and is currently constructing a 138,000 square-foot data center in Grafton, Massachusetts which is scheduled for occupancy in 2004. The remaining offices and facilities of State Street and its subsidiaries are leased.

State Street has leased the entire 1,019,000 square feet of a new office building at One Lincoln Street, Boston, Massachusetts for an initial term of 20 years. State Street began to occupy the building in 2003, and at December 31, 2003, occupied 57% of the leased space. Annual lease payments of approximately $60 million commenced upon occupancy. State Street anticipates utilizing a substantial portion of the leased space in this building for office and operational facilities.

As of December 31, 2003, the aggregate mortgages and lease payments, net of sublease revenue, payable within one year amounted to $210 million plus assessments for real estate tax, cleaning, and operating expenses.

For additional information relating to premises, see Note 5 in the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.”

>	ITEM 3.	LEGAL PROCEEDINGS

State Street is subject to pending and threatened legal actions that arise in the normal course of business. In the opinion of management, after discussion with counsel, these can be successfully defended or resolved without a material adverse effect on State Street’s financial position or results of operations.

>	ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

>	ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with regard to each executive officer of State Street. As used herein, the term “executive officer” corresponds to those positions designated as such for SEC and Internal Revenue Service purposes.

Name	Age	Position	Year Elected
David A. Spina	61	Chairman and Chief Executive Officer	2000
Ronald E. Logue	58	President and Chief Operating Officer	2001
John R. Towers	62	Vice Chairman	2000
Timothy B. Harbert	52	Executive Vice President; Chairman and Chief Executive Officer, State Street Global Advisors	2001
Edward J. Resch	51	Executive Vice President and Chief Financial Officer	2002
Stefan M. Gavell	50	Executive Vice President and Treasurer	2002

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

PART II

>	ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR REGISTRANT’S COMMON EQUITY

Information concerning the market prices of and dividends on State Street’s Common Stock during the past two years appears in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” under the caption “Capital.” Information concerning securities authorized for issuance under equity compensation plans appears in Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” There were 5,273 stockholders of record at December 31, 2003. State Street’s Common Stock is listed on the New York Stock Exchange, ticker symbol: STT. State Street’s Common Stock is also listed on the Boston and Pacific Stock Exchanges.

RELATED STOCKHOLDER MATTERS

Directors who are also employees of the Corporation or the Bank do not receive any compensation for serving as directors or as members of committees. Directors who are not employees of the Corporation or the Bank received in 2003 an annual retainer of $50,000, payable at their election in shares of Common Stock of the Corporation or in cash, plus a fee of $1,500 for each meeting of the Board of Directors and each committee meeting attended, as well as travel accident insurance and reimbursement of travel expenses, and an award of 2,672 shares of deferred stock payable when the director leaves the Board or retires, for services he or she provides during the period April 2003 through March 2004. In 2003, all outside directors elected to receive their annual retainer in shares of Common Stock. The directors may elect to defer either 50% or 100% of all fees and compensation payable in either cash or stock during any calendar year pursuant to the Corporation’s Deferred Compensation Plan for Directors. Three directors have elected to defer all, or a portion of their retainer compensation. By elections made in April 2003, an aggregate of 14,840 shares were issued for the annual retainers, and rights to receive an aggregate of 39,188 shares (deferred retainers and awards) were deferred, in 2003. The awards were not approved by stockholders and the Corporation claims exemption from registration of the shares under Section 4(2) of the Securities Act of 1933.

ISSUER PURCHASES OF EQUITY SECURITIES

State Street’s Board of Directors has authorized a publicly-announced stock purchase program for State Street Common Stock for use in employee benefit programs and for general corporate purposes. The program was first anounced in 1995 and has been increased several times, most recently in December 2001. As of December 31, 2003, the number of shares purchased under the program aggregated 20,567,000, and authorization for the purchase of an additional 8,320,000 shares remained available for purchase under the program. Additionally, shares may be acquired by a consolidated trust for other deferred compensation plans, held by an external trustee, that are not part of the publicly-announced stock purchase program. These shares are purchased in open-market transactions by the trustee. There were no shares purchased by the trust in the quarter ended December 31, 2003. The following table discloses purchase of Common Stock and related information for the three months ended December 31, 2003:

	Number of Shares Purchased	Average Price Per Share	Number of Shares Purchased Under Publicly- Announced Program	Maximum Number of Shares Yet to Be Purchased Under Publicly- Announced Program

(Shares in thousands)
October 1 –
October 31, 2003	–	–	–	8,322
November 1 –
November 30, 2003	–	–	–	8,322
December 1 –
December 31, 2003	2	$49.80	2	8,320

Total	2	$49.80	2	8,320

>	ITEM 6.	SELECTED FINANCIAL DATA

	2003	2002	2001	2000	1999

(Dollars in millions, except per share data)

YEARS ENDED DECEMBER 31,

FEE REVENUE:
Servicing fees	$1,950	$1,531	$1,433	$1,298	$1,063
Management fees	533	485	459	541	571
Global securities lending	245	226	272	192	155
Foreign exchange trading	391	300	368	387	306
Brokerage fees	122	124	89	95	67
Processing fees and other	315	184	148	177	159

Total fee revenue	3,556	2,850	2,769	2,690	2,321

NET INTEREST REVENUE:
Interest revenue	1,539	1,974	2,855	3,256	2,437
Interest expense	729	995	1,830	2,362	1,656

Net interest revenue	810	979	1,025	894	781
Provision for loan losses	–	4	10	9	14

Net interest revenue after provision for loan losses	810	975	1,015	885	767
Gains (losses) on the sales of available-for-sale investment securities, net	23	76	43	2	(45)
Gain on the sale of the Private Asset Management business, net of exit and other associated costs	285	–	–	–	–
Gains on the sale of the Corporate Trust business, net of exit and other associated costs	60	495	–	–	–
Gain on the sale of the Commercial Banking business, net of exit and other associated costs	–	–	–	–	282

Total revenue	4,734	4,396	3,827	3,577	3,325

OPERATING EXPENSES:
Salaries and employee benefits	1,731	1,654	1,663	1,524	1,313
Information systems and communications	551	373	365	305	287
Transaction processing services	314	246	247	268	237
Occupancy	300	246	229	201	188
Merger, integration and divestiture costs	110	–	–	–	–
Restructuring costs	296	20	–	–	–
Other	320	302	393	373	332

Total operating expenses	3,622	2,841	2,897	2,671	2,357

Income before income taxes	1,112	1,555	930	906	968
Income tax expense	390	540	302	311	349

Net income	$722	$1,015	$628	$595	$619

EARNINGS PER SHARE:
Basic	$2.18	$3.14	$1.94	$1.85	$1.93
Diluted	2.15	3.10	1.90	1.81	1.89

Cash dividends declared per share	.560	.480	.405	.345	.300

Return on equity	13.9%	24.1%	17.3%	20.3%	25.0%

AS OF DECEMBER 31,
Total assets	$87,534	$85,794	$69,850	$69,298	$60,896
Long-term debt	2,222	1,270	1,217	1,219	921
Stockholders’ equity	5,747	4,787	3,845	3,262	2,652
Closing price per share of common stock	52.08	39.00	52.25	62.11	36.53

Number of employees	19,850	19,501	19,753	17,604	17,213

>	ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

>	RESULTS OF OPERATIONS

>	SUMMARY

BUSINESS SUMMARY

State Street Corporation (“State Street” or “the Corporation”) is focused on meeting the needs of sophisticated investors worldwide by providing a complete, integrated range of products and services. In 2003, State Street completed the acquisition of a substantial portion of Deutsche Bank’s Global Securities Services (“GSS”) business and integrated a major portion of that acquisition into its business; succeeded in continued growth of its primary lines of business, adding new clients and expanding services to existing clients; completed the sale of a non-strategic business; and completed an expense reduction program, including a major restructuring of its staffing levels. At December 31, 2003, assets under custody totaled $9.4 trillion and assets under management totaled $1.1 trillion.

Excluding the impact of the acquisition, State Street recorded increased revenue in 2003 from its primary fee revenue product lines, servicing fees and management fees; increased its assets under custody by over $1 trillion, or 18%, to $7.3 trillion; and marked a major milestone by exceeding $1 trillion in assets under management, which grew 45% year over year. State Street’s employees are focused on providing excellent client service and enhancing total client relationships. State Street experiences a high rate of recurring revenue, continues to generate significant new business from its existing client base, and achieves significant cross-selling revenue. This approach contributed to a year-over-year growth in servicing fees of 10%, and a year-over-year growth in management fees of 6%. While most of State Street’s client services generate servicing or management fees, clients use a variety of other services, including global securities lending and foreign exchange trading and cash management services. State Street remains focused on increasing total revenue.

State Street continues to maintain a substantial market share in U.S. pension plans and mutual fund servicing, while continuing to invest in developing businesses and growing its business globally. Investments continue to be made in developing businesses that offer outsourcing of middle- and back-office services and wealth management services, services for alternative investments such as hedge funds, electronic foreign exchange and equity execution supported by analysis and data analytics, and enhanced-index investment management strategies.

State Street continually evaluates its business mix and has sharpened its focus by acquiring businesses to support this focus and divesting those businesses that do not support this strategic focus. In the past five years, State Street has divested its Commercial Banking, Trade Banking, Corporate Trust and Private Asset Management businesses, while acquiring several investment servicing and investment management businesses. Most recently, in January 2003, State Street acquired the GSS business, and in July 2002, acquired International Fund Services (“IFS”), a provider of services for alternative investment portfolios such as hedge funds.

The acquisition of the GSS business was transformational for State Street. With this acquisition, State Street gained important strategic benefits, including a broadened geographic presence, an expanded global client base, a leadership position in the high-growth European market and economies of scale. Through this acquisition, State Street added approximately $2.1 trillion to assets under custody. State Street also acquired fund administration and depotbank services, and securities lending business. With the addition of the GSS business, State Street became a leading provider of custody and custody-related services in Europe. The GSS business serves investment managers, private and public pension funds and insurance companies in 92 geographic markets. Approximately 2,800 former Deutsche Bank staff members around the world became

State Street employees. With most GSS clients having selected State Street as their service provider, State Street expects to retain approximately 88% of the available client revenue. To date, State Street has completed over 50% of client conversions, including approximately 66% of the acquired U.S. business, and will be converting substantially all of the remaining U.S. and non-U.S. clients in 2004.

On January 31, 2003, State Street completed the primary closing of the GSS acquisition, paying a premium of $1.1 billion. Based upon the performance of the acquired business for the period ending on the one-year anniversary of the closing, State Street could make additional payments of up to an estimated €360 million, but expects that the actual payout will be less. State Street financed the initial purchase price through issuance of equity, equity-related and capital securities to the public, as well as through existing cash resources. Additional payments will be made using existing cash resources.

For eleven months of operations, the GSS business accounted for $573 million of revenue and $517 million of expenses. Expenses of the GSS business of $517 million reflect significant cost reductions achieved by State Street in the first year of operation. The financial results of the GSS business include financing costs and amortization expense related to acquired software and intangibles. When combined with financial results from the additional out-of-scope business obtained from the relationship with Deutsche Asset Management, and excluding related merger and integration costs, the GSS business contributed $.01 to earnings per share in 2003. Merger and integration costs were approximately $103 million in 2003.

In the fourth quarter of 2003, State Street sold its Private Asset Management business and recorded a gain of $285 million, net of exit and other associated costs. Also in the fourth quarter, State Street completed the final settlement on escrow funds from the 2002 divestiture of the Corporate Trust business, resulting in an additional $60 million gain on the transaction.

In the second quarter of 2003, State Street implemented an operating expense reduction program that resulted in cost savings that exceeded $100 million for the year. The cost savings were achieved through reducing direct controllable expenses and through a voluntary employee separation program, which reduced the Corporation’s work force by approximately a net 2,000 employees. State Street recorded $296 million in restructuring costs related to this program in 2003. This cost saving program is in addition to savings to be realized from economies of scale from the GSS business once it is fully integrated.

In summary, State Street’s investment servicing and investment management businesses showed solid growth during 2003. The acquisition of the GSS business added significant revenue and increased State Street’s market share, especially in Europe. The divestiture of Private Asset Management and the implementation of the voluntary separation program, which resulted in reduced staffing levels and improved efficiencies, position State Street for the future. These accomplishments were achieved in a challenging interest rate and competitive pricing environment and resulted in earnings per share of $2.15 in 2003.

SUPPLEMENTAL FINANCIAL OPERATING RESULTS

SUPPLEMENTAL FINANCIAL INFORMATION — OPERATING AND BASELINE RESULTS, GSS CONTRIBUTION

State Street prepares its Consolidated Statement of Income in accordance with accounting principles generally accepted in the United States (GAAP), referred to by State Street as “reported” results. Reported results for 2003 include all results of operations, including the results of the GSS business, merger and integration costs since acquisition, restructuring costs, the gain on the sale of the Private Asset Management business, the gain on the final settlement of the residual escrow from the 2002 sale of the Corporate Trust business, and two other non-operating items. Unless otherwise indicated, financial results discussed in this annual report refer to reported results.

In order to provide information on a comparable basis from period to period and assist stockholders, analysts, other external parties and management in analyzing financial results and trends, State Street presents supplemental financial information. This supplemental financial information includes non-GAAP measures of performance defined by State Street that are based on reported results adjusted for certain transactions and activities. The Corporation believes that such supplemental non-GAAP financial information facilitates an understanding and analysis of State Street’s ongoing activities by providing financial information in a format that presents comparable financial trends.

One non-GAAP measure used by State Street is “operating” financial results. State Street defines 2003 operating results as reported results, including the results of the GSS business since acquisition, but excluding gains on the sales of the Private Asset Management and Corporate Trust businesses; merger, integration and divestiture costs; restructuring costs; a loss on real estate sold; and the settlement of a Massachusetts tax matter. For 2002, operating results as defined by State Street are reported results, excluding the gain on the sale and the operating results of the divested Corporate Trust business, and restructuring costs. Operating results that appear in the 2002 annual report have been restated to conform to current year presentation. Operating results for 2003 are important as they include the results of the GSS business and reflect the focus of State Street’s management on financial results going forward. Operating results for 2003 and 2002 are adjusted for a taxable-equivalent presentation, which increases both net interest revenue and tax expense to reflect investment yield on tax-free investment income, on an equivalent basis with fully taxable investment income.

Another non-GAAP measure used by State Street is “baseline” financial results. State Street defines 2003 baseline results as operating results, excluding the results of the GSS business since acquisition. For 2002, baseline results as defined by State Street are identical to operating results. Comparing baseline results for 2003 to baseline results for 2002 is important as it reflects the growth and activity of State Street’s business activities, excluding the acquisition of GSS.

In this report, State Street will also reference the GSS contribution. The GSS contribution is defined as the revenue and expenses, including financing costs and amortization of intangibles and software, attributable to the GSS business acquired January 31, 2003, as well as revenue and expenses from “out-of-scope” clients gained subsequent to the acquisition due to the relationship with Deutsche Asset Management. Per share amounts reflect the increase in outstanding shares due to the acquisition.

The tables that follow present:

•	2003 Reported Results and Non-GAAP Measures

•	2002 Reported Results and Non-GAAP Measures

•	Comparison of 2003 Operating Results to 2002 Operating Results

•	Comparison of 2003 Baseline Results to 2002 Baseline Results

•	Reconciliation of 2003 Reported Results to Non-GAAP Measures

2003 REPORTED RESULTS AND NON-GAAP MEASURES

		NON-GAAP MEASURES DEFINED BY STATE STREET
	Baseline Results	GSS Contribution(1)		Operating Results	Other		Reported Results

(Dollars in millions, except per share data) Year ended December 31, 2003

FEE REVENUE:
Servicing fees	$1,596	$354		$1,950			$1,950
Management fees	517	16		533			533
Global securities lending	194	51		245			245
Foreign exchange trading	330	61		391			391
Brokerage fees	122	–		122			122
Processing fees and other	230	98		328	$(13	)(5)	315

Total fee revenue	2,989	580		3,569	(13)		3,556

Net interest revenue after provision for loan losses	868	(7	)(2)	861	(51	)(6)	810
Gains on the sales of available-for-sale investment securities, net	23	–		23	–		23
Gain on the sale of the Private Asset Management business, net of exit and other associated costs	–	–		–	285		285
Gain on the sale of the Corporate Trust business, net of associated costs	–	–		–	60		60

Total revenue	3,880	573		4,453	281		4,734

OPERATING EXPENSES:
Salaries and employee benefits	1,526	205		1,731	–		1,731
Information systems and communications	394	157		551	–		551
Transaction processing services	259	55		314	–		314
Occupancy	262	38		300	–		300
Merger, integration and divestiture costs	–	–		–	110		110
Restructuring costs	–	–		–	296		296
Other	258	62		320	–		320

Total operating expenses	2,699	517	(3)	3,216	406		3,622

Income before income taxes	1,181	56		1,237	(125)		1,112
Income tax expense (benefit)	384	19		403	(13	)(7)	390
Taxable-equivalent adjustment	51	–		51	(51	)(6)	–

Net income	$746	$37		$783	$(61)		$722

Diluted earnings per share	$2.32	$.01	(4)	$2.33	$(.18)		$2.15

(1)	Includes $24 million of revenue and $31 million of expenses related to out-of-scope client relationships
(2)	Includes $21 million of interest expense attributable to the GSS acquisition financing
(3)	Includes amortization of intangibles and software of $28 million
(4)	Includes ($.11) impact due to changes in shares outstanding attributable to the acquisition
(5)	Represents a loss on the sale of certain real estate sold
(6)	Taxable-equivalent adjustment not included in reported results
(7)	Reflects the settlement of a Massachusetts tax matter ($12 million tax expense) as well as the tax benefit related to the net of all non-operating gains and charges

2002 REPORTED RESULTS AND NON-GAAP MEASURES

		NON-GAAP MEASURES DEFINED BY STATE STREET
	Baseline Results	Operating Results	Corporate Trust Results	Other		Reported Results

(Dollars in millions, except per share data)
Year ended December 31, 2002

FEE REVENUE:
Servicing fees	$1,454	$1,454	$77			$1,531
Management fees	485	485	–			485
Global securities lending	226	226	–			226
Foreign exchange trading	300	300	–			300
Brokerage fees	124	124	–			124
Processing fees and other	180	180	4			184

Total fee revenue	2,769	2,769	81			2,850
Net interest revenue after provision for loan losses	1,023	1,023	13	$(61	)(1)	975
Gains on the sales of available-for-sale investment securities, net	76	76	–	–		76
Gain on the sale of the Corporate Trust business, net of exit and other associated costs	–	–	–	495		495

Total revenue	3,868	3,868	94	434		4,396
OPERATING EXPENSES:
Salaries and employee benefits	1,622	1,622	32	–		1,654
Information systems and communications	367	367	6	–		373
Transaction processing services	242	242	4	–		246
Occupancy	240	240	6	–		246
Restructuring costs	–	–	–	20	(2)	20
Other	293	293	9	–		302

Total operating expenses	2,764	2,764	57	20		2,841

Income before income taxes	1,104	1,104	37	414		1,555
Income tax expense	335	335	13	192		540
Taxable-equivalent adjustment	61	61	–	(61	)(1)	–

Net income	$708	$708	$24	$283		$1,015

Diluted earnings per share	$2.16	$2.16	$.08	$.86		$3.10

(1)	Taxable-equivalent adjustment not included in reported results
(2)	Costs associated with the April 2002 reduction in force included in reported results as restructuring costs

COMPARISON OF 2003 OPERATING RESULTS TO 2002 OPERATING RESULTS

OPERATING RESULTS – A NON-GAAP MEASURE DEFINED BY STATE STREET	2003	2002	$Change	%Change

(Dollars in millions, except per share data)
Years ended December 31,

OPERATING FEE REVENUE:
Servicing fees	$1,950	$1,454	$496	34%
Management fees	533	485	48	10
Global securities lending	245	226	19	8
Foreign exchange trading	391	300	91	30
Brokerage fees	122	124	(2)	(1)
Processing fees and other	328	180	148	82

Total fee revenue	3,569	2,769	800	29

OPERATING NET INTEREST REVENUE:
Net interest revenue	810	966	(156)
Taxable-equivalent adjustment	51	61	(10)

Net interest revenue – taxable equivalent	861	1,027	(166)
Provision for loan losses	–	4	(4)

Net interest revenue after provision for loan losses	861	1,023	(162)	(16)
Gains on the sales of available-for-sale investment securities, net	23	76	(53)	(69)

Total operating revenue	4,453	3,868	585	15

OPERATING-BASIS OPERATING EXPENSES:
Salaries and employee benefits	1,731	1,622	109	7
Information systems and communications	551	367	184	50
Transaction processing services	314	242	72	30
Occupancy	300	240	60	25
Other	320	293	27	9

Total operating-basis operating expenses	3,216	2,764	452	16

Operating income before income taxes	1,237	1,104	133	12
Operating income tax expense	403	335	68
Taxable-equivalent adjustment	51	61	(10)

Net operating income	$783	$708	$75	10

Operating diluted earnings per share	$2.33	$2.16	$.17	8

COMPARISON OF 2003 BASELINE RESULTS TO 2002 BASELINE RESULTS

BASELINE RESULTS – A NON-GAAP MEASURE DEFINED BY STATE STREET	2003	2002	$Change	%Change
(Dollars in millions, except per share data)
Years ended December 31,

BASELINE FEE REVENUE:
Servicing fees	$1,596	$1,454	$142	10%
Management fees	517	485	32	6
Global securities lending	194	226	(32)	(14)
Foreign exchange trading	330	300	30	10
Brokerage fees	122	124	(2)	(1)
Processing fees and other	230	180	50	28

Total fee revenue	2,989	2,769	220	8

BASELINE NET INTEREST REVENUE:
Net interest revenue	817	966	(149)
Taxable-equivalent adjustment	51	61	(10)

Net interest revenue – taxable equivalent	868	1,027	(159)
Provision for loan losses	–	4	(4)

Net interest revenue after provision for loan losses	868	1,023	(155)	(15)
Gains on the sales of available-for-sale investment securities, net	23	76	(53)	(69)

Total baseline revenue	3,880	3,868	12

BASELINE OPERATING EXPENSES:
Salaries and employee benefits	1,526	1,622	(96)	(6)
Information systems and communications	394	367	27	7
Transaction processing services	259	242	17	7
Occupancy	262	240	22	10
Other	258	293	(35)	(12)

Total baseline operating expenses	2,699	2,764	(65)	(2)

Baseline income before income taxes	1,181	1,104	77	7
Baseline income tax expense	384	335	49
Taxable-equivalent adjustment	51	61	(10)

Net baseline income	$746	$708	$38	5

Baseline diluted earnings per share	$2.32	$2.16	$.16	7

RECONCILIATION OF 2003 REPORTED RESULTS TO NON-GAAP MEASURES

	Total Revenue	Total Operating Expenses	Income Before Income Taxes	IncomeTaxExpense (Benefit)	Net Income	Earnings Per Share

(Dollars in millions, except per share data)

YEAR ENDED DECEMBER 31, 2003
Reported results – GAAP	$4,734	$3,622	$1,112	$390	$722	$2.15

NON-OPERATING BUSINESS ACTIVITIES:
Gain on the sale of the Private Asset Management business, net of exit and other associated costs	(285)	—	(285)	(97)	(188)	(.56)
Gain on the sale of the Corporate Trust business, net of associated costs	(60)	—	(60)	(20)	(40)	(.12)
Loss on the sale of certain real state sold	13	—	13	5	8	.02
Restructuring costs	–	(296)	296	101	195	.58
Merger, integration and divestiture costs	–	(110)	110	37	73	.22
Settlement of a Massachusetts tax matter	–	—	—	(13)	13	.04

Total non-operating business activities	(332)	(406)	74	13	61	.18
Taxable-equivalent adjustment	51	—	51	51	—	—

Operating results(1)	4,453	3,216	1,237	454	783	2.33
Results of the GSS business	(573)	(517)	(56)	(19)	(37)	(.01)

Baseline results(1)	$3,880	$2,699	$1,181	$435	$746	$2.32

YEAR ENDED DECEMBER 31, 2002
Reported results – GAAP	$4,396	$2,841	$1,555	$540	$1,015	$3.10

NON-OPERATING BUSINESS ACTIVITIES:
Gain on the sale of the Corporate Trust business, net of exit and other associated costs	(495)	—	(495)	(199)	(296)	(.90)
Restructuring costs	—	(20)	20	7	13	.04
Results of the divested Corporate Trust business	(94)	(57)	(37)	(13)	(24)	(.08)

Total non-operating business activities	(589)	(77)	(512)	(205)	(307)	(.94)
Taxable-equivalent adjustment	61	—	61	61	—	—

Operating and baseline results(1)	$3,868	$2,764	$1,104	$396	$708	$2.16

(1) Non-GAAP measures defined by State Street

FINANCIAL SUMMARY

EARNINGS PER SHARE

State Street’s earnings per share were $2.15 in 2003, down $.95 from $3.10 in 2002.

As detailed in the above supplemental financial information, the results for 2003 include $.56 per share for the gain on the sale of the Private Asset Management business and $.12 per share gain for the final settlement of the residual escrow from the 2002 sale of the Corporate Trust business. These items were more than offset by a restructuring charge of $.58 per share, merger, integration and divestiture charges of $.22 per share, additional tax expense of $.04 per share related to the settlement of a Massachusetts tax matter and a loss on certain real estate sold of $.02 per share. Combined, these items resulted in a net $.18 loss per share. The results for 2002 include a gain on the sale of State Street’s Corporate Trust business of $.90 per share, as well $.08 earnings per share from the operating results of the divested business, offset by a restructuring charge of $.04 earnings per share. Combined, these 2002 items contributed $.94 to 2002 earnings per share.

On an operating basis, excluding the aforementioned non-operating items, earnings per share in 2003 were $2.33 compared with $2.16 in 2002, an increase of $.17 per share or 8%.

On a baseline basis, excluding the aforementioned non-operating items and the GSS contribution, earnings per share in 2003 were $2.32 compared with $2.16 in 2002, an increase of $.16 per share or 7%.

EARNINGS PER SHARE
(Dollars)

NET INCOME

Net income for 2003 was $722 million, down $293 million from net income of $1.0 billion in 2002.

As detailed in the preceding supplemental financial information and above, reported net income for 2003 included the net after-tax impact of non-operating transactions and activities that decreased 2003 net income by $61 million. The GSS business contributed $37 million to net income in 2003. Net income for 2002 included non-operating transactions and activities that increased 2002 net income by $307 million.

On an operating basis, net income in 2003 was $783 million compared with $708 million in 2002, an increase of $75 million or 10%.

On a baseline basis, net income in 2003 was $746 million compared with $708 million in 2002, an increase of $38 million, or 5%.

GSS CONTRIBUTION

After eleven months of operation, the GSS business contributed $37 million to net income. Including dilution from additional shares issued to finance the acquisition, GSS contributed $.01 per share, exceeding State Street’s expectation of $.01-$.03 of dilution per share. Total revenue for the GSS business was $573 million: $556 million in fee revenue, $24 million in out-of-scope client fee revenue, and $14 million of interest revenue, offset by $21 million of interest expense related to the acquisition financing. State Street expects to retain 88% of the available client revenue acquired. Total expenses related to the GSS business, excluding merger and integration costs, were $517 million. Merger and integration costs totaled $103 million, within State Street’s estimated range of $90-$110 million.

REVENUE

The Corporation’s total revenue in 2003 was $4.7 billion, an increase of $338 million from total revenue of $4.4 billion in 2002. Revenue in 2003 included a net $332 million for gains on the sales of divested businesses, net of the loss on the sale of certain real estate sold. Revenue in 2002 included $589 million for gains on the sales of divested businesses and the operations of the divested business. Total operating revenue in 2003 was $4.5 billion, an increase of $585 million from operating revenue of $3.9 billion in 2002. The GSS business contributed $573 million to this increase.

TOTAL REVENUE
(Dollars in millions)

Total baseline revenue was flat, year over year, at $3.9 billion, up only $12 million from 2002. While total baseline revenue was flat, fluctuations occurred by type of revenue. Growth in servicing and management fees, foreign exchange trading fee revenue and processing fees and other, was largely offset by declines in global securities lending fees and net interest revenue, and lower gains on the sales of available-for-sale securities.

Servicing fees for 2003 of $2.0 billion were up $419 million from 2002. The GSS business contributed $354 million to servicing fees, partially offset by a decrease of $77 million in servicing fees resulting from the divestiture of the Corporate Trust business. On a baseline basis, servicing fees were $1.6 billion, up $142 million from 2002. The increase was attributable to higher equity market valuations and new business from new and existing clients, including business gained through an acquisition in July 2002. Assets under custody were $9.4 trillion, including $2.1 trillion attributable to the GSS business.

Management fees of $533 million in 2003 were up $48 million from the prior year, including the GSS contribution of $16 million. On a baseline basis, management fees were up $32 million, reflecting continued new business success and higher average month-end equity market valuations. Assets under management were $1.1 trillion, up $343 billion from $763 billion a year ago.

Foreign exchange trading revenue was $391 million, compared to $300 million a year ago. The GSS business contributed $61 million in 2003. The remaining increase reflected a higher number of customer trades and higher currency volatility in the currencies in which State Street trades.

Processing fees and other was $315 million in 2003, compared with $184 million in 2002. In 2003, processing fees and other included $98 million of fee revenue attributable to the GSS business. Until customers and their related deposits are converted to State Street systems, Deutsche Bank is making payments in consideration of net interest revenue earned from GSS client deposits, recorded in processing fees and other revenue.

Net interest revenue in 2003 was $810 million, a decline of $169 million from $979 million in 2002. The current interest rate environment continues to constrain the level of net interest income. For the better part of 2002, State Street’s portfolio contained relatively higher yielding assets remaining from prior years. As that portfolio matured and was replaced by lower yielding assets, interest income declined. In 2003, net interest revenue remained constrained by lower reinvestment rates, a flatter yield curve and State Street’s proportionately greater investment in floating-rate and short-term money market securities. In general, sustained lower interest rates and a flat yield curve have an adverse impact on State Street as deposits are invested at lower yields. State Street’s ability to increase its balance sheet size to offset the lower yield impact has been limited due to leverage constraints resulting from the GSS acquisition.

OPERATING EXPENSES

Operating expenses were $3.6 billion in 2003, up $781 million from 2002. Operating expenses in 2003 included $296 million related to the expense reduction program, $110 million in merger, integration and divestiture costs, and the expenses of the GSS business of $517 million. Operating expenses in 2002 included $57 million related to the divested Corporate Trust business and $20 million of restructuring costs. On a baseline basis, total operating expenses in 2003 were $2.7 billion, down $65 million, or 2%, from $2.8 billion in 2002. During 2003, State Street implemented an expense reduction program that reduced direct controllable expenses and salaries and benefits expense through a voluntary separation program, primarily in the United States. State Street was able to reduce its workforce by approximately 2,000 positions as a result of this voluntary separation program.

FINANCIAL GOALS

State Street’s primary financial goal is to achieve sustainable, real growth in operating earnings per share that excludes significant, non-operating items. Over the last five years, operating earnings per share increased at a 12% nominal compound annual growth rate.

State Street has two supporting financial goals, one for total operating revenue and one for operating return on stockholders’ equity (“ROE”). State Street’s total operating revenue goal is 12.5% real compound annual growth from 2000 through 2010.

Operating ROE was 15.0% in 2003, compared to 16.8% in 2002. The decrease in return on equity using operating net income primarily reflected the effects of additional capital needed to support the GSS acquisition, lower margins on the GSS business during the integration period, and the slowdown of the common stock purchase program, given the capital requirements of the GSS acquisition. State Street reset its ROE goal for 2003 and 2004 as 13-15%, on an operating basis, reflecting the short-term impact of the GSS acquisition.

Return on stockholders’ equity calculated from reported net income and consolidated average equity in 2003 was 13.9% compared to 24.1% in 2002.

>	REVENUE

State Street is one of the world’s leading specialists in servicing mutual funds, collective funds and pension plans. The Corporation provides investment management and industry-leading technology and information services to support financial strategies and transactions for sophisticated global investors. State Street provides highly reliable, easy-to-integrate investment services, which are scalable and global. State Street’s focus on total client relationships enables clients to control their costs as they develop and launch competitive new investment products. These active, long-term relationships with clients result in high client retention, cross-selling opportunities and recurring revenue. In general, State Street strives to provide a full range of services, augmenting servicing and management fees with global securities lending revenue. In addition, State Street earns additional revenue from client transaction flows through the management of cash positions, including deposit balances, other short-term investment activities, and significant foreign currency transaction volumes, which generate opportunities for additional foreign exchange trading revenue.

Net interest revenue was also a significant contributor to State Street’s 2003 revenue. Over half of State Street’s interest revenue is generated by its investment portfolio, with the remainder from client activity. State Street provides repurchase agreements and deposit services for clients’ investment activities and, in turn, invests this source of funds in assets yielding a higher rate, generating a margin for State Street.

FEE REVENUE

Total fee revenue was $3.6 billion in 2003, compared to $2.9 billion in 2002, an increase of $706 million. The primary driver of this increase was the GSS contribution of $580 million, more than offsetting the loss of fee revenue from the divested Corporate Trust business, which contributed $81 million in 2002. On a baseline basis, fee revenue was $3.0 billion, up $220 million, or 8%, from $2.8 billion in 2002, including the full-year impact of revenue from IFS, a leading servicer of alternative investments including hedge funds, acquired in July 2002.

Servicing and management fees are the largest components of fee revenue. Combined, they comprise approximately 70% of State Street’s total fee revenue. Servicing fees increased 10% over 2002 on a baseline basis due to new business and the acquisition of IFS. Management fees increased 6% on a baseline basis on the strength of new business.

Servicing and management fees are a function of several factors, including the mix and volume of assets under custody and assets under management, securities positions held, and volume of portfolio transactions, as well as types of products and services used by clients. Servicing and management fees are affected by changes in worldwide equity and fixed income valuations. In general, servicing fees are affected by changes in daily average valuations of assets under custody, and management fees are affected by changes in month-end valuations of assets under management. Management fee revenue is more sensitive to market valuations than servicing fee revenue. State Street estimates, based on a study, that a 10% increase or decrease in worldwide equity values would result in a corresponding change in State Street’s total revenue of approximately 2%. If fixed income security values were to increase or decrease by 10%, State Street would anticipate a corresponding change of approximately 1% in its total revenue.

The following table provides selected equity market indices, which demonstrate worldwide equity market valuation changes in 2003:

	DAILY AVERAGES OF INDICES			AVERAGE OF MONTH-END INDICES

INDEX	2003	2002	Change	2003	2002	Change

S&P 500®	965.2	993.9	(3)%	967.9	988.6	(3)%
NASDAQ®	1647.2	1541.4	7	1659.2	1519.8	9
MSCI® EAFE	1041.2	1052.8	(1)	1044.3	1050.2	(1)

[The index names mentioned in this report are service marks of their respective owners.]

FEE REVENUE – REPORTED BASIS	2003	2002	2001	Change 02-03

(Dollars in millions)
Years ended December 31,
Servicing fees	$1,950	$1,531	$1,433	27%
Management fees	533	485	459	10
Global securities lending	245	226	272	8
Foreign exchange trading	391	300	368	30
Brokerage fees	122	124	89	(1)
Processing fees and other	315	184	148	71

Total fee revenue	$3,556	$2,850	$2,769	25

SERVICING FEES

Servicing fees for 2003 of $2.0 billion were up $419 million from 2002. This increase was primarily from servicing fees of the GSS business of $354 million, including additional GSS out-of-scope client revenue of $24 million, and from the increase in fees from the full-year impact of the IFS acquisition. The impact of new business from existing and new clients was offset by the $77 million decrease in servicing fees resulting from the divestiture of the Corporate Trust business.

On a baseline basis, servicing fees were $1.6 billion, up $142 million from $1.5 billion in 2002, primarily due to a full year of revenue from IFS and new business from existing and new clients.

Servicing fees include fee revenue from U.S. mutual funds, collective funds worldwide, corporate and public retirement plans, insurance companies, foundations, endowments, and other investment pools. Products and services include custody, product- and participant-level accounting, daily pricing and administration; recordkeeping; and wealth manager and hedge fund services. It also includes master trust, master custody, and performance, risk and compliance analytics.

The GSS business provided a range of services that included global and local custody, master trust/master custody, benefit payments, mutual fund administration, master trust accounting, and performance measurement. Outside the United States, services provided also included depotbank services.

State Street’s Investment Servicing businesses continued to grow outside the United States. Baseline servicing fees derived from clients outside the U.S. were approximately 23%. Including the GSS business, servicing fees derived from clients outside the U.S. were approximately 30%.

State Street works with its clients to provide solutions that meet the needs of managers of mutual funds, collective funds, pension and retirement plans and other institutional investors worldwide through offices and a global custodian network that spans more than 100 geographic markets.

MARKET PRESENCE     State Street is the largest provider of mutual fund custody and accounting services in the United States. State Street provides custody services for 48% of registered U.S. mutual funds. State Street distinguishes itself from other mutual fund service providers because clients make extensive use of a number of related services, including accounting, daily pricing and fund administration. The Corporation provides daily pricing services for over 5,000 mutual funds with a 99.90% accuracy rate for the year-ended December 31, 2003. State Street calculates prices for approximately 31% of the U.S. mutual fund prices that appear daily in The Wall Street Journal.

With a 36% market share, State Street has a leading position in the market for servicing U.S. tax-exempt assets for corporate and public pension funds. Additionally, State Street provides trust and valuation services for over 3,800 daily-priced, unitized defined contribution accounts, making State Street a leader in this market.

State Street is a leading service provider outside the U.S. as well, providing custody services for 17% of Canadian mutual funds, 24% of collective funds in the United Kingdom, including pension funds, and 30% of off-shore funds based in Luxembourg, Dublin and Jersey and Guernsey in the Channel Islands.

OPERATIONS OUTSOURCING     State Street’s services also include operations outsourcing for investment managers and wealth management services. Through these services, State Street provides global asset managers with a comprehensive suite of services, from trade order management through settlement, for their middle and back offices. Services include securities trade order processing, custodian communications for settlements, accounting systems, and networks and information technology development.

FOCUS     The servicing markets in which State Street competes are very price competitive, and State Street remains focused on winning and retaining client business. This focus requires a strong commitment to clients while constantly working toward providing services at lower unit costs.

ASSETS UNDER CUSTODY     At year-end 2003, total assets under custody were $9.4 trillion, including $2.1 trillion from the GSS business. This compares with $6.2 trillion a year earlier. The value of assets under custody is a broad measure of the relative size of various markets served. Changes in the value of assets under custody do not result in proportional changes in revenue. State Street uses relationship pricing for clients who take advantage of multiple services. Many services are priced on factors other than asset values, including the mix of assets under custody, securities positions held, portfolio transactions, and types of products and services. Assets under custody at December 31 comprised the following:

ASSETS UNDER CUSTODY	2003	2002	2001	2000	1999	02-03 AGR	98-03 CAGR

(Dollars in billions)
As of December 31,

CLIENTS IN THE U.S.:
Mutual funds	$3,105	$2,719	$2,794	$2,664	$2,769	14%	8%
Pensions, insurance and other
investment pools	3,198	2,734	2,737	2,803	2,669	17	7

Clients outside the U.S.	988	718	672	651	514	38	22
Acquired GSS	2,079	–	–	–	–

Total	$9,370	$6,171	$6,203	$6,118	$5,952	52	14

MIX OF ASSETS UNDER CUSTODY	2003	Percentage of Total	2002	Percentage of Total

(Dollars in billions)
As of December 31,

Equities	$3,479	37%	$2,738	44%
Fixed income	2,636	28	2,343	38
Short-term investments	3,255	35	1,090	18

Total	$9,370	100%	$6,171	100%

Non-U.S. securities		12%		14%

Market value changes, as measured by indices at year-end, had a significant impact on the value of assets under custody. At December 31, 2003, the S&P 500T index was up 26% from year-end 2002, the NASDAQ® index up 50%, the MSCI® EAFE index up 35%, and the Lehman Brothers Aggregate BondSM index up 4%. [The index names mentioned in this report are service marks of their respective owners.]

MANAGEMENT FEES

In 2003, management fees were $533 million, up $48 million, from 2002. This increase was primarily due to new business from new and existing clients. Management fees from the GSS business of $16 million partially offset the loss of fees attributable to the divested Private Asset Management business in the fourth quarter of 2003.

State Street provides a broad range of investment management strategies, securities lending, specialized investment management advisory services and other financial services for corporations, public funds, high-net-worth individuals and other sophisticated investors. These services are offered through State Street Global Advisors® (SSgA®), a division of State Street. SSgA is the eighth largest investment manager in the world, based upon assets under management, and the largest manager of assets for tax-exempt organizations (primarily pension plans) in the United States.

Management fees continued to show strong growth outside the United States. Approximately 12% of new business is with non-U.S. clients.

SSgA offers a broad array of investment strategies, including passive, enhanced and active management, using quantitative and fundamental methods for both U.S. and global equities and fixed income securities.

While certain management fees are directly determined by the value of assets under management and the investment strategy employed, management fees reflect other factors as well, including State Street’s relationship pricing for clients who use multiple services and performance-related fees.

ASSETS UNDER MANAGEMENT    At year-end 2003, assets under management were $1.1 trillion, up $343 billion, or 45%, from year-end 2002. Securities issued outside of the U.S. were 22% of total securities at year-end 2003. Market value changes, as measured by indices at year-end, had a significant impact on the value of assets under management. At December 31, 2003, the S&P 500® index was up 26% from year-end 2002, the NASDAQ® index up 50%, the MSCI® EAFE index up 35%, and the Lehman Brothers Aggregate BondSMindex up 4%. [The index names mentioned in this report are service marks of their respective owners.]

Assets under management comprised the following at December 31:

ASSETS UNDER MANAGEMENT	2003	2002	2001	2000	1999	02-03 AGR	98-03 CAGR

(Dollars in billions)
As of December 31,

EQUITIES:
Passive	$522	$361	$398	$365	$366	45%	17%
Active	78	44	39	44	42	77	18

Employer securities	76	56	76	75	76	36	5
Fixed income	98	74	54	44	39	32	25
Money market	332	228	208	183	144	46	22

Total	$1,106	$763	$775	$711	$667	45	18

GLOBAL SECURITIES LENDING

Securities lending provides liquidity to the financial markets and an effective means for clients to earn revenue on existing portfolios. State Street acts as a lending agent by coordinating loans between lenders and borrowers. State Street lends securities and provides liquidity in more than 30 markets around the world. Securities lending revenue, formerly reflected in both servicing fees and management fees, has been separately disclosed in 2003.

Borrowers provide collateral in the form of cash or securities to State Street in return for loaned securities. The cash collateral is invested in certain investment vehicles. The return on the investment is split between the borrower, the lender and State Street as agent. For non-cash collateral, the borrower pays a fee for the loaned security. The fee is then split between the lender and State Street.

Securities lending revenue of $245 million in 2003 increased $19 million from a year earlier. Of this increase, $51 million was attributable to the GSS business. Excluding the GSS business, baseline securities lending revenue was down $32 million to $194 million compared with $226 million in 2002. Securities lending revenue is principally a function of the volume of securities lent and the interest rate spreads earned on the collateral. While securities lending volumes increased in 2003, the impact was more than offset by lower interest rate spreads reflecting the current, low interest-rate environment and a flat yield curve under one year.

FOREIGN EXCHANGE TRADING

State Street’s foreign exchange trading revenue continues to benefit from the Corporation’s exclusive ownership of FX Connect®, the world’s first and leading online multi-bank foreign exchange trading platform. FX Connect is delivered over Global Link, a sophisticated multi-asset-class network, delivering unique research, analytics and optimization technology, order management, trade execution platforms, and confirmation services to investment fund managers in 23 countries. Foreign exchange trading revenue is influenced by three principal factors: the volume and type of client foreign exchange transactions, currency volatility, and the management of currency market risks.

In 2003, foreign exchange trading revenue increased $91 million, to $391 million. Of this increase, $61 million is attributable to the GSS business. Excluding the GSS business, baseline foreign exchange trading fees were $330 million, up from $300 million in 2002. In 2003, client spot and forward trading volumes were strong, both in the volume and value of transactions, up 17% from 2002. Currency volatility, as measured by State Street’s index of 43 currencies, increased 11% from 2002.

BROKERAGE FEES

Brokerage fees were $122 million in 2003, compared to $124 million in 2002, which was a record year for State Street. Sustained revenue reflected continuing high equity trading volumes by institutional investors, including commission recapture and transition management services.

PROCESSING FEES AND OTHER

Processing fees and other revenue includes multiple sources of fees and other revenue, including fees from structured products, fees from software licensing and maintenance, profits and losses from joint ventures, gains and losses on sales of leased equipment and other assets, other trading profits and losses, and amortization of investments in tax-advantaged financings. For 2003, processing fees and other revenue also included payments from Deutsche Bank in consideration of revenue earned from GSS client deposits until these clients and their related deposits are converted to State Street; an unrealized gain related to the mark-to-market on variable share repurchase contracts (SPACESSM) for shares of State Street’s common stock; and other-than-temporary impairment charges resulting from the write-down of portfolio investments.

Processing fees and other revenue of $315 million was up $131 million from 2002. The GSS contribution to 2003 was $98 million. Baseline processing fees and other revenue was $230 million, up $50 million, or 28%, from $180 million in 2002. This increase includes improved performance of the structured products business and improvement in the revenue from tax-advantaged financings.

NET INTEREST REVENUE

In servicing sophisticated global investors, State Street provides short-term funds management, deposit services and repurchase agreements for cash positions associated with clients’ investing activities. During 2003, the interest rate environment was difficult as interest rates have dropped to the their lowest levels in 42 years. In 2003, the targeted federal funds rate averaged 1.11%, down from 1.67% in 2002. The yield curve remained relatively flat with an average two-year treasury rate-to-federal funds rate spread of 54 basis points, compared to 97 basis points in 2002.

NET INTEREST REVENUE	2003	2002	2001	Change 02-03

(Dollars in millions)
Years ended December 31,

Interest revenue	$1,539	$1,974	$2,855
Interest expense	729	995	1,830

Net interest revenue	810	979	1,025	(17)%
Provision for loan losses	–	(4)	(10)

Net interest revenue after provision for loan losses	$810	$975	$1,015	(17)

Net interest revenue was $810 million in 2003, compared to $979 million in 2002, a decrease of $169 million. Lower prevailing yields on assets, as maturing assets were reinvested at the lower market rates during 2003, more than offset lower liability costs. The excess of rates earned over rates paid decreased from 1.26% in 2002 to 1.04% in 2003, on a taxable-equivalent basis.

Net interest revenue in 2002 benefited significantly from the residual effect of the unusual occurrence of eleven reductions in the U.S. federal funds target rate in 2001. For the better part of 2002, State Street’s portfolio contained relatively higher yielding assets remaining from prior years. As those investments matured and were replaced by assets yielding current market rates, interest income declined. State Street’s ability to increase its balance sheet size to offset the lower yield impact has been limited due to leverage constraints resulting from the GSS acquisition.

GAINS ON THE SALES OF AVAILABLE-FOR-SALE INVESTMENT SECURITIES, NET

Investment portfolio management at State Street has multiple objectives, foremost of which is to generate maximum return within the parameters of modest duration and credit risk and may entail strategic sales of specific securities as market conditions warrant. In addition, the portfolio is structured to provide liquidity and serve as a source of collateral for customer activities. To accomplish this, more than half of the investment portfolio consisted of U.S. Treasury and agency securities, with high-quality asset-backed and mortgage-backed securities making up most of the balance. More than 90% of the investment portfolio was classified as available for sale at December 31, 2003.

Securities gains were $23 million in 2003, down from $76 million in 2002. In 2002, State Street sold securities to take advantage of opportunities created by continued declines in market yields on fixed-income securities. As of December 31, 2003, State Street had $36.6 billion of available-for-sale securities with $125 million in unrealized pre-tax appreciation.

>	OPERATING EXPENSES

Operating expenses for 2003 were $3.6 billion, an increase of $781 million from 2002. This increase included $517 million of direct operating expenses of the GSS business, a restructuring charge of $296 million, and merger, integration and divestiture costs of $110 million. These increases were partially offset by savings from the expense reduction program in 2003 and the decrease of $57 million in expenses resulting from the 2002 Corporate Trust divestiture.

During 2003, State Street implemented an operating expense reduction program that resulted in cost savings that exceeded $100 million for the year. The cost savings were achieved through reducing direct controllable expenses and through a voluntary employee separation program, which reduced the Corporation’s workforce by more than 2,000 employees. State Street recorded $296 million in restructuring costs related to this program in 2003. This expense reduction program is in addition to savings to be realized from economies of scale from the GSS business once it is fully integrated.

Baseline operating expenses were $2.7 billion in 2003, down $65 million, or 2%, from $2.8 billion in 2002, reflecting the impact of the expense reduction program.

OPERATING EXPENSES	2003	2002	2001	Change 02-03

(Dollars in millions)

YEARS ENDED DECEMBER 31,

Salaries and employee benefits	$1,731	$1,654	$1,663	5%
Information systems and
communications	551	373	365	48
Transaction processing services	314	246	247	28
Occupancy	300	246	229	22
Merger, integration and divestiture	110	–	–
Restructuring	296	20	–
Other	320	302	393	6

Total operating expenses	$3,622	$2,841	$2,897	28

AS OF DECEMBER 31,
Number of employees	19,850	19,501	19,753	2

Salaries and employee benefits expense increased $77 million in 2003, including the impact of $205 million from the GSS business, partially offset by a reduction in expense of $32 million resulting from the divestiture of Corporate Trust. Excluding the GSS contribution in 2003 and Corporate Trust expenses in 2002, baseline salaries and benefits expense decreased $96 million from $1.6 billion to $1.5 billion. This decrease is a result of the impact of reduced headcount resulting from the voluntary separation program initiated in 2003 and lower incentive compensation.

Excluding the staff acquired from GSS, State Street reduced its staffing levels from 19,500 at the end of 2002 to less than 16,700 at the end of December 2003, largely attributable to the voluntary separation program. Over 3,000 employees accepted the voluntary separation program. Approximately 1,000 positions were subsequently replaced. State Street is focused on managing costs to achieve continuous unit cost reductions.

Information systems and communications expense was $551 million in 2003, up $178 million from the prior year. The GSS business added $157 million in 2003. Excluding the GSS business, baseline information systems and communications expense was $394 million, up $27 million, or 7% from 2002, reflecting continued investment in core processing capabilities and costs related to International Fund Services, acquired in July 2002.

Transaction processing services expense was $314 million, up $68 million from 2002, $55 million of which related to the GSS business. Excluding the GSS business, baseline transaction processing services expense was $259 million compared with $242 million a year ago. These expenses are volume related and include subcustodian fees, external contract services, equity trading services and fees related to securities settlement. The increase resulted from a higher level of investment activity combined with higher net asset values that impact subcustodian fees.

Occupancy expense was $300 million, up $54 million from 2002. The GSS business contributed $38 million to occupancy expense. Baseline occupancy expense of $262 million in 2003 was up $22 million, or 10%, reflecting new office space in Boston, Massachusetts and Luxembourg.

Merger, integration and divestiture costs in 2003 were $110 million, of which $103 million were merger and integration costs related to the acquisition of the GSS business and the remaining $7 million were divestiture costs related to the divestiture of the Private Asset Management business that was completed on October 31, 2003.

Restructuring costs were $296 million in 2003, up from $20 million in 2002. Restructuring costs were predominantly recorded in the second quarter of 2003 and included severance and enhanced benefits for the 3,000 individuals who accepted the voluntary separation program. Restructuring costs of $20 million in 2002 related to an April 2002 staff reduction and have been reclassified from the 2002 annual report presentation for comparative purposes.

Other expenses were $320 million, including $62 million of expenses related to the GSS business. Other expenses in 2002 were $302 million, including $9 million from the divested Corporate Trust business. Excluding the GSS business, baseline other expenses were $258 million, down $35 million, or 12%, as a result of continued cost control measures related to the expense reduction program.

>	INCOME TAXES

On a reported basis, State Street recorded tax expense of $390 million for 2003, compared to $540 million a year ago. In the second quarter of 2003, State Street settled a REIT-related tax matter with the Massachusetts Department of Revenue. State Street’s effective rate for 2003 was 35.1%, including the impact of the REIT tax matter. Excluding the REIT matter, the effective rate was 34.0% compared with 34.7% for 2002.

>	DIVESTITURES AND ACQUISITIONS

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

On October 31, 2003, State Street completed the sale of its Private Asset Management business to U.S. Trust. Under the terms of the agreement, the transaction was valued at $365 million, about five percent of which is subject to the successful transition of the business over the subsequent 16 months. The Corporation recorded a pre-tax gain of $285 million from the transaction, or $.56 in diluted earnings per share, after providing for $62 million of exit and other associated costs in the fourth quarter. Exit costs associated with the sale primarily consisted of occupancy costs of $23 million and transaction costs of $6 million. Other costs associated with the transaction consisted of incentive compensation for general corporate use of $25 million. Additional divestiture costs to transition the business will be measured at fair value and recognized in the future periods in which the liability is incurred. Divestiture costs of $7 million were recorded for the year ended December 31, 2003. State Street expects additional divestiture costs of $13 million related to this sale.

On January 31, 2003, State Street completed the primary closing of its acquisition of a substantial part of the GSS business of Deutsche Bank AG for a premium of $1.1 billion. Separate closings for the acquisitions of business units in Italy and Austria were held on July 1, 2003 and July 31, 2003, respectively, upon receipt of applicable regulatory approvals. The purchase price is subject to adjustments based upon performance of the acquired business for the year following the closing. State Street may make additional payments of up to an estimated €360 million that will be recorded as an adjustment to the goodwill acquired; however, State Street anticipates that the actual payment will be much less.

In January 2003, the Corporation issued equity, equity-related and capital securities under an existing shelf registration statement. State Street issued $283 million, or 7,153,000 shares of common stock, $345 million, or 1,725,000 units of SPACESSM (see Note 10 of the Notes to the Consolidated Financial Statements), and $345 million of floating-rate, medium-term capital securities due 2008 (see Note 9 of the Notes to the Consolidated Financial Statements). Proceeds, net of issuance costs, of $595 million from these security issuances were used to partially finance the acquisition of the GSS business . The remainder of the purchase price was financed using existing resources.

In connection with the acquisition, approximately 2,800 employees of Deutsche Bank became employees of State Street. State Street expects to reduce this overall workforce, primarily in the United States, by approximately 1,000 employees. State Street incurred $103 million of merger and integration costs for 2003. These one-time expenses consisted primarily of costs for employee retention, systems conversion costs and professional services.

On December 31, 2002, State Street completed the sale of its Corporate Trust business to U.S. Bank, N.A. The premium received on the sale was $725 million, $75 million of which was placed in escrow pending the successful transition of the business. Exit costs in 2002 associated with the sale totaled approximately $118 million, and other associated costs were $37 million. The after-tax gain, net of exit and other associated costs recorded in 2002, totaled approximately $296 million, or $.90 in earnings per share. On December 31, 2003, State Street recorded a $60 million gain, net of associated costs, on the final settlement of the escrow.

In July 2002, State Street completed the cash purchase of International Fund Services (“IFS”), a leading provider of fund accounting and administration as well as securities trade support and operational services for hedge funds, for $80 million. IFS is headquartered in New York City, and has operation centers in New York City and Dublin, Ireland. In connection with this transaction, an additional $47 million of the purchase price was paid and recorded during the year ended December 31, 2003 based upon certain performance measures.

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

In February 2001, State Street purchased Bel Air Securities LLC and a majority interest in Bel Air Investment Advisors LLC (“Bel Air”) for 1,007,000 shares (2,015,000 shares restated for the 2001 stock split) of State Street common stock and cash in a transaction accounted for as a purchase. Bel Air is a Los Angeles-based investment management firm, focused on providing wealth management services to ultra-high-net worth individuals.

>	COMPARISON OF 2002 VERSUS 2001

	2002	2001	$ CHANGE	% CHANGE

(Dollars in millions, except per share data)

YEARS ENDED DECEMBER 31,

FEE REVENUE:
Servicing fees	$1,531	$1,433	$98	7%
Management fees	485	459	26	6
Global securities lending	226	272	(46)	(17)
Foreign exchange trading	300	368	(68)	(18)
Brokerage fees	124	89	35	39
Processing fees and other	184	148	36	23

Total fee revenue	2,850	2,769	81	3

NET INTEREST REVENUE:
Interest revenue	1,974	2,855	(881)
Interest expense	995	1,830	(835)

Net interest revenue	979	1,025	(46)
Provision for loan losses	4	10	(6)

Net interest revenue after provision for loan losses	975	1,015	(40)	(4)
Gains on the sales of available-for-sale investment securities, net	76	43	33	77
Gain on the sale of the Corporate Trust business, net of exit and other associated costs	495	–	495

Total revenue	4,396	3,827	569	15
OPERATING EXPENSES:
Salaries and employee benefits	1,654	1,663	(9)	(1)
Information systems and communications	373	365	8	2
Transaction processing services	246	247	(1)
Occupancy	246	229	17	7
Restructuring costs	20	–	20
Other	302	393	(91)	(23)

Total operating expenses	2,841	2,897	(56)	(2)

Income before income taxes	1,555	930	625	67
Income tax expense	540	302	238

Net income	$1,015	$628	$387	62

EARNINGS PER SHARE:
Basic	$3.14	$1.94	$1.20	62
Diluted	3.10	1.90	1.20	63

Cash dividends declared per share	.480	.405

Return on equity	24.1%	17.3%

AS OF DECEMBER 31,
Total Assets	$85,794	$69,850
Long-term debt	1,270	1,217
Stockholders’ equity	4,787	3,845
Closing price per share of common stock	39.00	52.25

Number of employees	19,501	19,753

The discussion of 2002 versus 2001 financial results does not reflect the non-GAAP measures of operating and baseline results used for a comparison of 2003 to 2002. Rather, the discussion more closely reflects the discussion originally presented in the 2002 annual report.

State Street’s solid performance in 2002, despite a third consecutive year of declining values in equity markets worldwide and a somewhat flat interest rate environment, resulted from winning added business from new and existing clients, expanding its product offering, and closely managing its expenses.

State Street’s earnings per share were $3.10 in 2002, up $1.20 from $1.90 in 2001. The results for 2002 include a gain on the sale of the Corporate Trust business of $495 million, equal to $296 million after tax, or $.90 of earnings per share. The results for 2001 included the write-off of State Street’s total investment in Bridge Information Systems, Inc. (“Bridge”) of $50 million, equal to $.10 of earnings per share, and the effect of goodwill amortization expense of $38 million, equal to $26 million after tax, or $.08 of earnings per share. Adjusting 2002 results to exclude the gain on the sale of the Corporate Trust business, earnings per share were $2.20. Adjusting 2001 results to exclude the write-off of Bridge and goodwill amortization expense, earnings per share were $2.08 for 2001, resulting in an increase in comparable earnings per share of 6%.

Net income was $1.0 billion in 2002, up $387 million from net income of $628 million in 2001. Of this increase, $355 million is attributable to non-operating items, including the gain on the sale of the Corporate Trust business in 2002, and the after-tax write-off of Bridge and goodwill amortization expense in 2001. Adjusting these results to reflect ongoing operations without such items, 2002 net income was up $32 million over 2001.

The Corporation’s total revenue was $4.4 billion in 2002, an increase of $569 million from total revenue of $3.8 billion in 2001. Of this increase, $545 million was attributable to non-operating items, including the gain on the sale of the Corporate Trust business in 2002, and the write-off of Bridge in 2001. Adjusting these results to reflect ongoing operations without such items, 2002 total revenue increased $24 million from 2001. The increase in total revenue of $24 million was driven by growth in servicing and management fees, brokerage fees and gains on the sales of available-for-sale securities, largely offset by declines in foreign exchange trading and securities lending fee revenue and net interest revenue.

Servicing fees for 2002 of $1.5 billion were up $98 million from 2001. New business from existing and new clients, including business gained through an acquisition in July 2002, drove growth in servicing fees, more than offsetting constraints imposed by the decline in comparable average equity market valuations. Assets under custody were $6.2 trillion, down $32 million from 2001, reflecting declines in equity market valuations, largely offset by the installation of new business.

Management fees of $485 million in 2002 were up $26 million from the prior year, reflecting continued sales success in 2002, significantly offset by lower equity market valuations. Assets under management were $763 billion, down from $775 billion at year-end 2001.

Global securities lending revenue was $226 million in 2002 compared to $272 million in 2001, a decline of $46 million. Global securities lending revenue is principally a function of the volume of securities lent and interest rate spreads. While loan volumes increased in 2002, interest rate spreads decreased significantly. Interest rate spreads in 2001 benefited from eleven reductions in the U.S. federal funds target rate.

Foreign exchange trading revenue was $300 million in 2002, compared to $368 million in 2001, with the decrease reflecting a lower number of customer trades and lower currency volatility in the currencies in which State Street trades.

Brokerage fee revenue was $124 million in 2002, compared to $89 million in 2001, driven primarily by significantly higher equity trading volumes.

Processing fees and other revenue was $184 million in 2002, an increase of $36 million over 2001. Processing fees and other revenue in 2001 included the total write-down of State Street’s investment in Bridge of $50 million. Excluding the impact of the write-down, processing fees and other revenue declined $14 million in 2002.

Net interest revenue was $979 million in 2002, compared to $1.0 billion in 2001, a decrease of $46 million, or 5%. Lower prevailing yields on assets, as maturing assets were reinvested at the lower market rates during 2002, more than offset growth in the balance sheet and lower liability costs. Net interest revenue in 2001 benefited significantly from the favorable U.S. interest rate environment that resulted from eleven reductions in the U.S. federal funds target rate and a favorable global interest rate environment. The excess of rates earned over rates paid decreased slightly from 1.27% in 2001 to 1.26% in 2002, on a taxable-equivalent basis.

Securities gains were $76 million in 2002, compared to $43 million in 2001, reflecting opportunities created by continued declines in market yields on fixed-income securities.

State Street’s earnings performance in 2002 was partially attributable to success in reducing expenses. Operating expenses were $2.8 billion in 2002, down $56 million from 2001. Of this decrease, $38 million is attributable to goodwill amortization expense recorded in 2001, but no longer expensed in 2002 in accordance with generally accepted accounting principles. Adjusting for this accounting change, 2002 total expenses decreased $18 million. The decrease is primarily attributable to efforts by State Street to closely manage expenses, partially offset by the impact of acquisitions.

Salaries and employee benefits expense decreased $9 million in 2002. Slightly higher salary and pension expenses for 2002 were more than offset by reduced contract services and lower incentive compensation expense.

Information systems and communications expense was $373 million in 2002, up 2% from the prior year. The low level of growth reflects management’s prioritization of projects and success in reducing costs.

Transaction processing services expense was $246 million in 2002, down $1 million from 2001. These expenses are volume related and include external contract services, subcustodian fees, equity trading services and fees related to securities settlement. Lower mutual fund shareholder activities resulting from both a decline in asset values and lower transaction volumes were largely offset by higher expenses associated with the growth in equity trading transactions.

Occupancy expense was $246 million in 2002, up $17 million from 2001. State Street continued to grow globally, with new facilities in Europe and Canada in 2002.

Other expenses were $302 million, down $91 million. Of this decrease, $38 million was attributable to goodwill that is no longer amortized. The decrease in other expenses included reduced professional services and advertising and sales promotion in 2002.

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

>	LINES OF BUSINESS

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

Business Divestiture includes the revenue and expenses of the divested Corporate Trust business for 2002 and 2001.

State Street measures its line of business results on an operating basis. As such, the table below includes an “Other/One-Time” category. For 2003, the Other/One-Time category includes the gains on the sales of the Private Asset Management and Corporate Trust businesses, the loss on real estate sold, and restructuring and merger, integration and divestiture charges. For 2002, the Other/One-Time category includes the gain on the sale of the Corporate Trust business and restructuring charges. For 2001, the write-off of State Street’s total investment in Bridge of $50 million is included in Other/One-Time, as well as goodwill amortization expense, which after December 31, 2001, was no longer expensed in accordance with GAAP. See Note 13 in the Notes to the Consolidated Financial Statements for further information.

The following is a summary of the results for lines of business:

	INVESTMENT SERVICING			INVESTMENT MANAGEMENT			BUSINESS DIVESTITURE			OTHER/ONE-TIME			TOTAL

LINES OF BUSINESS	2003	2002	2001	2003	2002	2001	2003	2002	2001	2003	2002	2001	2003	2002	2001

(Dollars in millions)
Years ended December 31,
Fee revenue:
Servicing fees	$1,950	$1,454	$1,359					$77	$74				$1,950	$1,531	$1,433
Management fees	–	–	–	$533	$485	$459		–	–				533	485	459
Global securities lending	206	185	215	39	41	57		–	–				245	226	272
Foreign exchange trading	391	300	368	–	–	–		–	–				391	300	368
Brokerage fees	122	124	89	–	–	–		–	–				122	124	89
Processing fees and other	293	147	160	35	33	24		4	14	$(13)		$(50)	315	184	148

Total fee revenue	2,962	2,210	2,191	607	559	540		81	88	(13)		(50)	3,556	2,850	2,769
Net interest revenue
after provision
for loan losses	773	905	916	37	57	76		13	23	–		–	810	975	1,015
Gains on the sales of available-for-
sale investment securities, net	23	76	43	–	–	–		–	–	–		–	23	76	43
Gains on sales of divested businesses, net	–	–	–	–	–	–		–	–	345	$495	–	345	495	–

Total revenue	3,758	3,191	3,150	644	616	616		94	111	332	495	(50)	4,734	4,396	3,827
Operating expenses	2,706	2,257	2,281	509	508	516		57	62	406	20	38	3,622	2,841	2,897

Income before income taxes	$1,052	$934	$869	$135	$108	$100		$37	$49	$(74)	$475	$(88)	$1,112	$1,555	$930

Pre-tax margin	28%	29%	28%	21%	18%	16%
Average assets (billions)	$80.6	$76.6	$69.0	$2.1	$1.9	$1.8		$.6	$.5				$82.7	$79.1	$71.3

Note: Certain previously reported amounts have been reclassified to conform to the current year method of presentation.

INVESTMENT SERVICING

Investment Servicing includes custody, accounting, daily pricing and administration; master trust and master custody; trusteeship and recordkeeping; foreign exchange; securities lending; deposit and short-term investment facilities; loans and lease financing; investment manager operations outsourcing and wealth management services; and performance, risk and compliance analytics to support institutional investors. State Street provides shareholder services, which includes mutual fund and collective fund shareholder accounting, through 50%-owned affiliates, Boston Financial Data Services, Inc. and the International Financial Data Services group of companies.

Total revenue in 2003 increased to $3.8 billion, up $567 million, or 18% from 2002. The GSS business contributed $557 million of revenue to Investment Servicing. Excluding the GSS contribution, growth in servicing fees and foreign exchange trading revenue was largely offset by declines in net interest revenue and lower gains on the sales of available-for-sale securities.

Servicing fees for 2003 of $2.0 billion were up $496 million from 2002. The GSS business contributed $354 million to servicing fees in 2003. The remainder of the increase was attributable to the full-year impact of an acquisition in July 2002, and new business from new and existing clients. Growth in securities lending revenue, up $21 million, was attributable to the GSS contribution of $51 million, largely offset by an unfavorable interest rate environment. Foreign exchange trading revenue was up $91 million, $61 million of which was attributable to the GSS business. The remainder of the increase reflects higher currency volatility and a higher number of customer trades. Processing fees and other revenue, up $146 million from 2002, reflected $98 million from the GSS business and improvement in the structured products business and in tax-advantaged financings.

Servicing fees, foreign exchange trading revenue, brokerage fees and gains on the sales of available-for-sale securities for the Investment Servicing line of business are identical to the respective total consolidated results. Please refer to the “Servicing Fees,” “Foreign Exchange Trading,” “Brokerage Fees” and “Gains on the Sales of Available-For-Sale Securities” captions in the “Revenue” section of this Financial Review for a more in-depth discussion.

Processing fees and other revenue and net interest revenue for Investment Servicing are nearly identical to the consolidated information provided under the captions “Processing Fees and Other” and “Net Interest Revenue” in the “Revenue” section of this Financial Review. A small amount of net interest revenue is recorded in the Investment Management line of business.

Operating expenses were $2.7 billion in 2003, an increase of $450 million from 2002. The increase in expenses from the GSS business of $517 million was largely offset by decreases in salaries and employee benefits and other expenses as a result of State Street’s expense reduction program, including the employee voluntary separation plan.

INVESTMENT MANAGEMENT

Investment Management offers a broad array of services for managing financial assets, including investment management and investment research, primarily for institutional investors worldwide. These services include passive and active U.S. and non-U.S. equity and fixed income strategies, and other related services, such as securities lending.

Total revenue in 2003 was $644 million, up $28 million from $616 million in 2002. In 2003, management fees were $533 million, up $48 million, or 10%, from 2002. The GSS business contributed $16 million in 2003 to management fee revenue. Management fees for the Investment Management line of business are identical to the respective total consolidated results. Please refer to the “Management Fees” caption in the “Revenue” section of this Financial Review for a more in-depth discussion. Securities lending revenue in 2003 was down $2 million from 2002, reflecting the unfavorable interest rate environment. Processing fees and other revenue included profits and losses from joint ventures and other revenue.

Operating expenses in 2003 were $509 million, up $1 million from 2002.

>	FINANCIAL GOALS AND FACTORS THAT MAY AFFECT THEM

State Street’s primary financial goal is sustainable real growth in operating earnings per share. The Corporation has two supporting goals, one for total operating revenue growth and one for operating return on common stockholders’ equity (ROE). The long-term revenue goal is a 12.5% real, or inflation adjusted, compound annual growth rate of revenue from 2000 through 2010. At present, this equates to approximately a 15% nominal compound annual growth rate. The return on stockholders’ equity goal is 13%-15% for 2004. The company will re-evaluate this goal at the end of 2004.

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

CROSS-BORDER INVESTING  Increased cross-border investing by clients worldwide benefits State Street’s revenue. Future revenue may increase or decrease depending upon the extent of increases or decreases in cross-border investments made by clients. Economic and political uncertainties resulting from terrorist attacks, subsequent military actions or other events could result in decreased cross-border investment activities.

SAVINGS RATE OF INDIVIDUALS  State Street generally benefits when individuals invest their savings in mutual funds and other collective funds or in defined contribution plans. Changes in savings rates or investment styles may affect revenue. If there is a decline in the savings rates of individuals, or if there is a change in investment preferences that leads to fewer investments in mutual funds, other collective funds, and defined contribution plans, State Street’s revenue may be adversely affected.

ASSET VALUES IN WORLDWIDE FINANCIAL MARKETS  As asset values in worldwide financial markets increase or decrease, State Street’s opportunities to invest and service financial assets may change. Since a portion of the Corporation’s fees is based on the value of assets under custody and management, fluctuations in the valuation of worldwide securities markets will affect revenue. State Street estimates that a 10% increase or decrease in worldwide equity values would result in a corresponding change in State Street’s total revenue of approximately 2%. If fixed income security values worldwide were to increase or decrease by 10%, State Street would anticipate a corresponding change of approximately 1% in its total revenue.

As asset values increase or decrease due to external credit factors, State Street has exposure related to its own investing activities. The impact of such exposure would be reflected in the Corporation’s statement of income, statement of condition and statement of changes in stockholders’ equity.

DYNAMICS OF MARKETS SERVED  Changes in markets served, including the growth rate of collective funds worldwide, outsourcing decisions, mergers, acquisitions and consolidations among clients and competitors and the pace of debt issuance, can affect revenue. In general, State Street benefits from increases in the volume of financial market transactions serviced.

State Street provides services worldwide. Global and regional economic factors and changes or potential changes in laws and regulations affecting the Corporation’s business – including volatile currencies, pace of inflation, changes in monetary policy, changes in domestic and international banking supervisory regulations including capital requirements, and social and political instability – could affect results of operations. The terrorist attacks that took place in the United States on September 11, 2001, and subsequent military action and terrorist activities, have caused economic and political uncertainties. These activities and the national and global efforts to combat terrorism, and other military activities and outbreaks of hostilities have affected and may further adversely affect economic growth, and may have other adverse effects on many companies, including State Street, in ways that are not predictable. Financial reporting irregularities involving large and well-known companies and regulatory investigations of mutual fund industry practices and behavior may have adverse effects on State Street in ways that are not predictable. State Street is broadly involved with the mutual fund industry, and governmental agencies have sought information from it in connection with investigations relating to that industry.

Legislation may cause changes in the competitive environment in which State Street operates, which could include, among other things, broadening the scope of activities of significant competitors, or facilitating consolidation of competitors into stronger entities, or attracting large and well-capitalized new competitors into State Street’s traditional businesses. Such factors and changes, and the ability of the Corporation to address and adapt to the regulatory and competitive challenges, may affect future results of operations.

The Basel Committee on Banking Supervision is in the process of finalizing the New Basel Capital Accord (Basel II). The U.S. Banking and Thrift regulatory agencies have begun the process of U.S. implementation of Basel II through the joint issuance of an Advance Notice of Proposed Rulemaking (“ANPR”) and Draft Supervisory Guidance. After obtaining comments on the ANPR and Draft Guidance, the agencies are expected to release proposed rules for comment, and ultimately final rules. The Corporation cannot predict the final form of the Basel II accord or the related U.S. rules and their impact on the Corporation. However, changes to the risk-based capital guidelines as proposed may adversely affect the Corporation’s capital status.

ACCOUNTING PRINCIPLES  Changes in accounting principles generally accepted in the United States applicable to State Street could have a material impact on the Corporation’s reported results of operations. While such changes may not have an economic impact on the business of State Street, these changes could affect the attainment of the current measures of the Corporation’s financial goals.

TAX LEGISLATION Changes in tax legislation or the interpretation of existing tax laws worldwide could have a material impact on the Corporation’s reported results of operations.

INTEREST RATES  The levels of market interest rates, the shape of the yield curve and the direction and speed of interest rate changes relative to the geographic mix of the Corporation’s interest-bearing assets and liabilities affect net interest revenue and securities lending revenue. In the short term, State Street’s net interest revenue and securities lending revenue benefit from falling interest rates and are negatively affected by rising rates because interest-bearing liabilities reprice sooner than interest-earning assets. In general, sustained lower interest rates and a flat yield curve have a constraining effect on net interest revenue and securities lending revenue growth. Market interest rates also impact the value of certain derivative products whose change in value is reflected in processing fees and other in the Consolidated Statement of Income.

LIQUIDITY  Any occurrence that may limit the Corporation’s access to the funds markets, such as a decline in the confidence of debt purchasers, depositors or counterparties participating in the funds markets in general or with State Street in particular, or a downgrade of State Street’s debt rating, may adversely affect State Street’s ability to raise capital and, in turn, its liquidity.

CAPITAL  Under regulatory capital adequacy guidelines, State Street and State Street Bank must meet guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items. Failure to meet minimum capital requirements could have a direct material effect on State Street’s financial condition; failure to maintain the status of “well capitalized” under the regulatory framework could affect State Street’s status as a financial holding company and eligibility for a streamlined review process for acquisition proposals. In addition, failure to maintain the status of “well capitalized” could affect the confidence of State Street’s clients in the Corporation and could adversely affect its business.

In addition to being well-capitalized, State Street and State Street Bank are subject to guidelines that involve qualitative judgments by regulators about the entities’ status as well-managed and the entities’ compliance with Community Reinvestment Act obligations.

Federal laws and related regulations limit the amount that banks, including State Street Bank, may invest in international subsidiaries. This limitation may affect the pace of future international expansion by State Street Bank through this type of subsidiary. State Street Bank is near this limit; however, available alternatives exist for international expansion by the Corporation and State Street Bank.

VOLATILITY OF CURRENCY MARKETS  The degree of volatility in foreign exchange rates can affect foreign exchange trading revenue. In general, State Street benefits from currency volatility. Accordingly, foreign exchange revenue is likely to decrease during times of decreased currency volatility. In addition, as State Street’s business grows globally, State Street’s exposure to changes in foreign currency exchange rates could impact State Street’s level of revenue and expense and net income and the value of State Street’s investments in its non-U.S. operations.

PACE OF PENSION REFORM  State Street expects its business to benefit from worldwide pension reform that creates additional pools of assets that use custody and related services, and investment management services. The pace of pension reform and resulting programs, including public and private pension schemes, may affect the pace of revenue growth. If the pace of pension reform and resulting programs, including public and private pension schemes, slows down or if pension reform does not occur, revenue growth may be adversely affected.

PRICING/COMPETITION  Future prices the Corporation is able to obtain for its products may increase or decrease from current levels depending upon demand for its products, its competitors’ activities, customer pricing reviews and the introduction of new products into the marketplace.

PACE OF NEW BUSINESS; BUSINESS MIX  A decline in the pace at which State Street attracts new clients, and the pace at which existing and new clients use additional services and assign additional assets to State Street for management or custody, will adversely affect future results of operations. A decline in the rate at which clients outsource functions such as their internal accounting activities, would also adversely affect results of operations. In addition, changes in business mix and in the source of revenue, including the mix of U.S. and non-U.S. business, may affect future results of operations, depending on the economic and competitive conditions of those geographic areas at the time.

BUSINESS CONTINUITY  State Street has business continuity and disaster recovery plans in place. However, external events, including terrorist or military actions and resulting political and social turmoil, could arise that would cause unforeseen damage to State Street’s physical facilities or could cause delays or disruptions to operational functions, including information processing and financial market settlement functions. Additionally, State Street’s clients, vendors and counterparties could suffer from such events. Should these events affect State Street, or the clients, vendors or counterparties with which it conducts business, State Street’s results of operations could be adversely affected.

RATE OF TECHNOLOGICAL CHANGE  Technological change often creates opportunities for product differentiation and reduced costs, as well as the possibility of increased expenses. Developments in the securities processing industry, including shortened settlement cycles and straight-through-processing, will result in changes to existing procedures. Alternative delivery systems have emerged, including the widespread use of the Internet. State Street’s financial performance depends in part on its ability to develop and market new and innovative services, and to adopt or develop new technologies that differentiate State Street’s products or provide cost efficiencies.

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

ACQUISITIONS, ALLIANCES AND DIVESTITURES  Acquisitions of complementary businesses and technologies and development of strategic alliances and divestitures of portions of its business are an active part of State Street’s overall business strategy. The Corporation has completed several acquisitions, alliances and divestitures in recent years. However, there can be no assurance that services, technologies, key personnel or businesses of acquired companies will be effectively assimilated into State Street’s business or service offerings or that alliances will be successful. In addition, State Street may not be able to successfully complete any divestiture on satisfactory terms, if at all, and divestitures may result in a reduction of total revenue and net income.

>	FINANCIAL CONDITION

>	BALANCE SHEET

State Street provides deposit and other balance sheet services to its institutional investor clients. In executing their worldwide cash management activities, State Street’s clients use short-term investments and deposit accounts that constitute the majority of State Street’s liabilities. These client investment activities affect the Corporation’s approach to managing interest rate sensitivity, liquidity and credit risk.

1>	76.5%	Customer funds with interest

2>	8.9%	Customer funds without interest

3>	8.5%	Long-term debt and equity

4>	6.1%	Other noninterest-bearing

AVERAGE LIABILITIES AND EQUITY

LIABILITIES

State Street uses its balance sheet capacity to support clients’ transactions and short-term investment strategies. State Street’s objectives and clients’ needs determine the volume, mix and currencies of the liabilities.

Average interest-bearing liabilities decreased $310 million in 2003; however, this was more than offset by a $1.2 billion increase in noninterest-bearing client deposits. Clients use noninterest-bearing deposit accounts for transaction settlements and as compensation to State Street for services.

ASSETS

State Street’s assets consist primarily of short-term money market assets and investment securities, which are generally more liquid than other types of assets. Investment securities, principally classified as available-for-sale, include U.S. Treasury and federal agency securities, highly-rated municipal securities, asset-backed securities, money-market mutual funds and non-U.S. government bonds. Money market assets include securities purchased under resale agreements, securities borrowed, federal funds sold and interest-bearing deposits with banks that are short-term, multicurrency instruments invested with major multinational banks. Refer to Note 3 in the Notes to the Consolidated Financial Statements for detail regarding available-for-sale investment securities, including the determination of when unrealized losses are considered other-than-temporary.

1>	82.3%	Money market assets and investment securities

2>	9.1%	Other assets

3>	6.7%	Loans

4>	1.9%	Cash

AVERAGE ASSETS

Average interest-earning assets increased $327 million, less than 1%, in 2003. Other assets increased year over year due to increases in goodwill and intangibles from the GSS acquisition. Total investment securities increased $9.9 billion, or 47%, from 2002, primarily due to investments in short-term U.S. Treasuries and U.S. federal agencies. This increase was largely offset by declines of securities purchased under resale agreements of $7.9 billion from 2002, and interest-bearing deposits with banks of $1.8 billion.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The short duration of State Street’s assets and liabilities results in the fair value of its financial instruments equating to or closely approximating their balance sheet value. See Note 24 in the Notes to the Consolidated Financial Statements for further discussion.

Further quantitative information on State Street’s assets and liabilities is furnished in Notes 3 through 9 in the Notes to the Consolidated Financial Statements.

>	LIQUIDITY, CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS, AND CAPITAL

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

State Street maintains a large portfolio of liquid assets, defined as cash and due from banks, interest-bearing deposits with banks, securities purchased under resale agreements and securities borrowed, federal funds sold, trading account assets and investment securities. As of December 31, 2003, the Corporation’s defined liquid assets were $73.3 billion or 84% of total assets, a significant portion of which can be sold on the open market to meet liquidity needs. Securities carried at $13.3 billion and $10.3 billion at December 31, 2003 and 2002, respectively, were designated as pledged securities for public and trust deposits, borrowed funds and for other purposes as provided by law. At December 31, 2003, State Street had defined short-term liabilities of $72.8 billion. State Street had $125 million in net unrealized gains on available-for-sale investment securities at December 31, 2003, on a pre-tax basis, reflected in accumulated other comprehensive income in equity as $74 million, after tax.

State Street Bank can issue bank notes with an aggregate limit of $750 million and with original maturities ranging from 14 days to five years. At December 31, 2003, no notes payable were outstanding and all $750 million was available for issuance. State Street can issue commercial paper with an aggregate limit of $1.0 billion and with original maturities of up to 270 days from the date of issue. At December 31, 2003, State Street had $981 million of commercial paper outstanding.

State Street maintains a universal shelf registration statement that allows for the offering and sale of unsecured debt securities, capital securities, common stock, depositary shares and preferred stock, and warrants to purchase such securities, including any shares into which the preferred stock and depositary shares may be convertible, or any combination thereof. At December 31, 2002, $1.5 billion of the shelf registration was available for issuance. In January 2003, in connection with its acquisition of the GSS business, State Street issued $345 million of floating-rate, medium-term capital securities due 2008. In addition, State Street issued $283 million, or 7,153,000 shares of common stock, and $345 million, or 1,725,000 units of SPACESSM. At December 31, 2003, $469 million of State Street’s shelf registration statement was available for issuance.

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

At December 31, 2003, $290 million was included in long-term debt that related to the capital lease for One Lincoln Street, a new office building located in Boston, Massachusetts that State Street began to occupy in 2003.

State Street endeavors to maintain high investment-grade ratings on its debt, as measured by independent credit rating agencies. High ratings on debt minimize borrowing costs and enhance State Street’s liquidity by ensuring the largest possible market for the Corporation’s debt. State Street’s senior debt is rated AA- by Standard & Poor’s, Aa3 by Moody’s Investors Service and AA by Fitch, Inc. State Street Bank’s long-term deposits are rated AA by Standard & Poor’s, Aa2 by Moody’s Investors Service and AA by Fitch, Inc. With the exception of the Fitch, Inc. rating on long-term deposits, which was rated AA+ in 2002, there have been no changes in State Street’s ratings.

The Consolidated Statement of Cash Flows provides additional liquidity information.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

		PAYMENTS DUE BY PERIOD

CONTRACTUAL CASH OBLIGATIONS	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years

(Dollars in millions)
As of December 31, 2003
Long-term(1)	$3,644	$108	$216	$567	$2,753
Operating leases	2,368	242	415	350	1,361
Capital lease obligations	964	31	82	83	768
SPACES	33	16	17	—	—

Total contractual cash obligations	$7,009	$397	$730	$1,000	$4,882

(1)

Long-term debt above excludes capital leases (reported as a separate line item) and the effect of interest rate swaps. Interest payments were calculated at the stated rate, with the exception of floating-rate debt for which payments were calculated using the indexed rate in effect at December 31, 2003.

		TENURE OF COMMITMENT
OTHER COMMERCIAL COMMITMENTS	Total amounts committed (1)	Less than 1 year	1-3 years	4-5 years	Over 5 years

(Dollars in millions)
As of December 31, 2003
Liquidity asset purchase agreements	$16,135	$14,066	$1,336	$675	$58
Loan commitments	12,190	10,672	1,207	300	11
Standby letters of credit	4,018	1,538	2,058	187	235

Total commercial commitments	$32,343	$26,276	$4,601	$1,162	$304

(1)		Amounts committed are reported net of participations.

Loan commitments (unfunded loans and unused lines of credit), liquidity asset purchase agreements and standby letters of credit are issued to accommodate the financing needs of State Street’s clients and to provide liquidity and credit enhancements to variable interest entities. Loan commitments are agreements by State Street to lend monies at a future date. Liquidity asset purchase agreements are commitments to purchase receivables or securities, subject to conditions established in the agreements.

These loan, liquidity asset purchase and letter of credit commitments are subject to the same credit policies and reviews as loans. Approximately 86% of the loan commitments and asset purchase agreements expire within one year from the date of issue. Since many of the commitments are expected to expire or renew without being drawn, the total commitment amounts do not necessarily represent future cash requirements.

CAPITAL

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

At December 31, 2003, the Corporation’s Tier 1 and total risk-based capital ratios were 14.0% and 15.8%, respectively, down from 17.1% and 18.0% at year-end 2002. Tier 1 and total risk-based capital were negatively impacted by the increase in goodwill and intangibles from the GSS acquisition, and the restructuring charges recorded in 2003. However, Tier 1 and total risk-based capital benefited from the issuance of 7,125,000 shares of common stock and from the issuance of $345 million of capital securities that qualify as Tier 1 capital. In addition, total risk-based capital benefited by the issuance of $400 million of subordinated notes that qualified as Tier 2 capital. Increases in outstanding off-balance sheet indemnified securities lending transactions, resulting from new clients obtained from the GSS acquisition, drove the increase in risk-weighted assets from year-end 2002.

At December 31, 2003, State Street Bank’s Tier 1 and total risk-based capital ratios were 12.4% and 13.7%, respectively, down from 16.4% and 16.5% at year-end 2002. Tier 1 and total risk-based capital were negatively impacted by the increase in goodwill and intangibles from the GSS acquisition and the restructuring charges recorded in 2003; however, total risk-based capital benefited from the issuance by State Street Bank of $400 million of subordinated notes that qualified as Tier 2 capital. Increases in outstanding off-balance sheet indemnified securities lending transactions drove the increase in risk-weighted assets from year-end 2002.

At December 31, 2003, and December 31, 2002, both ratios for State Street and State Street Bank exceed the regulatory minimum of 4% and the well-capitalized threshold of 6% for the Tier 1 capital ratio, and the minimum of 8% and well-capitalized threshold of 10% for the total risk-based capital ratio.

State Street and State Street Bank had Tier 1 leverage ratios of 5.6% and 5.4%, respectively, at December 31, 2003, exceeding the regulatory minimum of 3% and the well-capitalized threshold of 5%. See Note 12 to the Notes to Consolidated Financial Statements for further information.

State Street’s Board of Directors has authorized the purchase of State Street common stock for use in employee benefit programs and for general corporate purposes. As of December 31, 2003, 8,320,000 shares may be purchased under the stock purchase program. State Street employs a third-party broker-dealer to acquire shares for the stock purchase program on the open market.

		MARKET PRICE
DIVIDENDS AND COMMON STOCK	Dividends Declared	Low	High	End of Quarter

2002:
First Quarter	$.11	$48.12	$58.36	$55.38
Second Quarter	.12	41.25	55.68	44.70
Third Quarter	.12	34.85	45.19	38.64
Fourth Quarter	.13	32.11	47.47	39.00

2003:
First Quarter	$.13	$30.98	$41.80	$31.63
Second Quarter	.14	30.37	41.71	39.40
Third Quarter	.14	38.65	48.51	45.00
Fourth Quarter	.15	45.08	53.63	52.08

State Street has increased its quarterly dividend twice each year since 1978. Over the last ten years, dividends per share have grown at a 16% compound annual growth rate. At December 31, 2003, State Street Bank had $1.9 billion of retained earnings available for distribution to State Street in the form of dividends.

DIVIDENDS PER SHARE
(Dollars)

There were 5,273 stockholders of record of common stock as of December 31, 2003.

>	RISK MANAGEMENT

In providing services for institutional investors globally, State Street must manage and control certain inherent risks. These risks include credit risk, operational risk and market risk. Risk management is fundamentally the responsibility of the business areas and thus, is an integral component of State Street’s business activities. A dedicated corporate group, Enterprise Risk Management, provides risk management support, coordination and oversight across the Corporation.

State Street has a comprehensive and disciplined approach to risk management. The Board of Directors provides extensive review and oversight of the Corporation’s overall risk management process. Senior Management is responsible for policy formulation, implementation of policies approved by the Board of Directors, and for day-to-day risk management. Enterprise Risk Management has the responsibility for overseeing the Corporation’s enterprise-wide risk management policies and procedures and modifying its structure as necessary to address the increasingly complex structure of the business. Management of the business areas is responsible for managing risk in their core activities. Executive management committees, such as the Major Risk Committee and Financial Policy Committee, are dedicated to the review of business activities with significant risk content. In addition, corporate committees, such as the Investment Committee, Fiduciary Review Committee and the Corporate Compliance Committee, focus on risk topics across the

Corporation, and business level committees, such as the Securities Finance Risk Management Committee, provide focused business area risk management review and oversight.

The risk management program is complemented by Corporate Audit whose role is to provide the Board of Directors and management with continuous monitoring and control assessments to ensure adherence to the Corporation’s policies and procedures and effectiveness of its system of internal controls. Additionally, the internal control environment is evaluated through external examinations and regulatory compliance efforts, including Statement on Auditing Standards 70, which is applicable to service organizations, the FDIC Improvement Act of 1991, and the Sarbanes-Oxley Act of 2002.

While State Street believes its risk management program is effective in managing the risks of its business, the effectiveness of its policies and procedures for managing risk exposure can never be fully assured. For example, a material counterparty failure or a material default of an obligor could have an adverse effect on the results of operations of the Corporation.

CREDIT RISK

Credit and counterparty risk results from the possibility that a loss may occur if a borrower or counterparty becomes unable to meet the terms of a contract. State Street has robust guidelines and procedures to monitor and manage all aspects of credit and counterparty risk, which incorporate risk elements including concentration risk, country risk, liquidity and settlement risk. The comprehensive credit approval and review process involves the assignment of risk ratings to all loans and off-balance sheet credit exposures. Rigorous processes for credit approval cover traditional credit facilities, foreign exchange, placements, liquidity and credit-enhancement services, securities lending and securities-clearing facilities.

OPERATIONAL RISK

Operational risk is the potential for loss resulting from inadequate or failed internal processes, people, and systems or from external events. State Street is the world’s leading provider of services to institutional investors. The Corporation’s clients have a broad array of complex and specialized servicing and fiduciary requirements; therefore, oversight of operational risk is an integral part of the management process throughout the Corporation. State Street’s internal control environment is designed to provide a sound operational environment. The Corporation’s operational risk management discipline provides the structure to identify, evaluate, control, monitor, measure, mitigate and report operational risk.

MARKET RISK

Market risk is the risk of adverse financial impact due to changes in market prices, such as interest rates and foreign exchange rates. State Street engages in trading and investment activities to serve clients’ investment and trading needs and to contribute to overall corporate earnings and liquidity. In the conduct of these activities, the Corporation is subject to, and assumes, market risk. The level of risk State Street assumes is a function of the Corporation’s overall objectives and liquidity needs, client requirements, and market volatility.

State Street manages its overall market risk through a comprehensive risk management framework. This structure includes a market risk management group that reports independently to senior management. Market risk from foreign exchange and trading activities is controlled through established limits on aggregate and net open positions, sensitivity to changes in interest rates, and concentrations. These limits are supplemented by stop-loss thresholds. The Corporation uses a variety of risk management tools and techniques, including value at risk, to measure, monitor and control market risk. All limits and measurement techniques are reviewed and adjusted as necessary on a regular basis by business managers, the market risk management group and the Investment Committee.

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

>	TRADING ACTIVITIES: FOREIGN EXCHANGE AND INTEREST RATE SENSITIVITY

As part of its trading activities, the Corporation assumes positions in both the foreign exchange and interest rate markets by buying and selling cash instruments and using financial derivatives, including foreign exchange forward contracts, foreign exchange and interest rate options, and interest rate swaps. As of December 31, 2003, the notional amounts of these derivative instruments were $370.5 billion, of which $322.1 billion were foreign exchange forward contracts. Long and short foreign-exchange forward-positions are closely matched to minimize currency and interest rate risk. All foreign exchange contracts are valued daily at current market rates.

The Corporation uses a variety of risk measurement and estimation techniques, including value at risk. Value at risk is an estimate of potential loss for a given period within a stated statistical confidence interval. State Street uses a risk management system to estimate value at risk daily for all material trading positions. The Corporation has adopted standards for estimating value at risk, and maintains capital for market risk, in accordance with the Federal Reserve’s Capital Adequacy Guidelines for market risk. Value at risk is estimated for a 99% one-tail confidence interval and an assumed one-day holding period using a historical observation period of greater than one year. A 99% one-tail confidence interval implies that daily trading losses should not exceed the estimated value at risk more than 1% of the time, or approximately three days out of the year. The methodology uses a simulation approach based on observed changes in interest rates and foreign exchange rates and takes into account the resulting diversification benefits provided from the mix of the Corporation’s trading positions.

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

The following table presents State Street’s market risk for its trading activities as measured by its value at risk methodology:

VALUE AT RISK	Average	Maximum	Minimum
(Dollars in millions)
Years ended December 31,

2003:
Foreign exchange products	$1.1	$2.9	$.4
Interest rate products	1.8	2.8	1.2

2002:
Foreign exchange products	$1.0	$2.5	$.4
Interest rate products	2.8	4.3	1.3

State Street compares actual daily profit and losses from trading activities to estimated one-day value at risk. During 2003 and 2002, State Street did not experience any trading losses in excess of its end-of-day value at risk estimate.

>	NON-TRADING ACTIVITIES: CURRENCY RISK

State Street had $24.4 billion of non-U.S. dollar-denominated non-trading assets as of December 31, 2003, which were funded by non-U.S. dollar-denominated deposits. State Street’s non-U.S. dollar-denominated non-trading assets included 53 currencies. Approximately 97% of these assets were in eight major currencies. Since non-trading assets are generally invested in the same currency in which the initial deposits are received, the risk associated with changes to currency exchange rates is minimal. To the extent that deposits are not reinvested in the same currency, the resulting net currency positions are managed as part of trading risk as discussed above.

In general, the maturities of these non-trading assets and liabilities are short term. To the extent duration mismatches exist, they are managed as part of State Street’s consolidated asset/liability management activities, and the related market risk is included in the following non-trading interest rate sensitivity disclosure.

>	NON-TRADING ACTIVITIES: INTEREST RATE SENSITIVITY

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

Simulation models facilitate the evaluation of the potential range of net interest revenue under a “most likely” scenario, alternative interest rate scenarios and rate shock tests. Based upon results of the simulation model as of December 31, 2003, there would be a decrease in net interest revenue of $97 million over the following 12 months for an immediate 100-basis-point increase in all global interest rates. If interest rates immediately decreased by 100 basis points, the model shows an increase in net interest revenue of less than $53 million over the following 12 months.

Duration measures the change in the economic value of assets and liabilities for given changes in interest rates. Based upon the results of the duration model as of December 31, 2003, there would be a decrease in the economic value of assets, net of liabilities, of $379 million, or .44% of assets, as a result of an immediate increase in all global interest rates of 100 basis points. In the event of an immediate decrease of 100 basis points to interest rates, the model shows an increase of $321 million, or .37% of assets, to the economic value of assets, net of liabilities.

The third measure of interest rate risk, gap analysis, is the difference in asset and liability repricing on a cumulative basis within a specified time period. As of year-end 2003, interest-bearing liabilities will reprice faster than interest-earning assets over the next 12 months, as has been typical for State Street. If all other variables remained constant, in the short term, falling interest rates would lead to net interest revenue that is higher than it would otherwise have been. Rising rates would lead to lower net interest revenue. Other important determinants of net interest revenue are balance sheet size and mix, interest rate spreads, the slope of the yield curve, and rate levels.

Measures of interest-rate sensitivity are monitored by the respective business units and the Investment and Financial Policy Committees.

>	OFF-BALANCE SHEET ARRANGEMENTS AND FINANCIAL INSTRUMENT RISK

Assets under custody and assets under management are held in a fiduciary or custodial capacity for State Street’s clients and are not recorded on the Corporation’s balance sheet in accordance with accounting principles generally accepted in the United States. Similarly, collateral funds resulting from State Street’s securities lending services are held by State Street as agent; therefore, these assets are not consolidated in the Corporation’s Consolidated Statement of Condition.

State Street sells and distributes securities for two types of off-balance sheet entities that are not included in the Consolidated Financial Statements of the Corporation.

One type, special purposes entities (“SPEs”), as defined by FIN 46 (revised), which State Street has administered since 1992, issues asset-backed commercial paper (“ABCP”) that is rated P-1 by Moody’s Investors Service and/or A-1 or better by Standard & Poor’s. State Street and unrelated dealers sell and distribute the commercial paper issued by the SPEs. The commercial paper represents debt issued by the SPEs. The assets of these SPEs include investment securities and purchased receivables that back the commercial paper. Such assets are transferred to the SPEs by unrelated third parties. State Street provides liquidity and credit enhancement facilities in the forms of liquidity asset purchase agreements, lines of credit, and standby letters of credit to the SPEs. At December 31, 2003, State Street’s commitments under liquidity asset purchase agreements and lines of credit to these SPEs were $11.9 billion, and standby letters of credit were $644 million. During the year ended December 31, 2003, $50 million was drawn under a liquidity asset purchase agreement. Amounts committed, but unused, under the liquidity asset purchase agreements, lines of credit, and standby letters of credit that State Street provides to these SPEs are included in the disclosures in Note 23 in the Notes to the Consolidated Financial Statements. Asset performance deterioration may cause the asset risk to shift from the ABCP investors to State Street as the credit enhancement provider for the asset as the SPE may need to repay maturing commercial paper by drawing the liquidity facilities. Fee revenue for administration, liquidity facilities and credit enhancements was $49 million in 2003 and $41 million in 2002. At December 31, 2003, these ABCP programs had total commercial paper outstanding of $12.2 billion.

FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) impacted the program. State Street applied an expected loss model to determine the primary beneficiary of the VIEs. Variable interests factored in to the model include basis risk, credit risk, interest risk and fees to the Administrator. The results of the model required State Street to modify the VIEs by selling certain fixed rate assets and related interest rate swaps, and issuing subordinated notes to outside investors in an amount large enough to absorb the majority of the respective VIE’s expected losses, as defined in FIN 46. State Street holds no equity ownership interest in these VIEs, which are structured as bankruptcy-remote corporations. These changes clarify the fact that State Street is not the primary beneficiary, as defined in FIN 46, and as such does not consolidate the VIEs.

For a second type of off-balance sheet entity, structured as qualified special purpose entities (“QSPEs”) in accordance with accounting principles generally accepted in the United States, State Street distributes and sells to mutual fund clients equity interests in tax-exempt investment-grade assets. For these QSPEs, State Street transfers the assets from its investment portfolio at fair market value. Such transfers are treated as sales. For the years ended 2003 and 2002 State Street sold $393 million and $33 million of investment securities, respectively, to the QSPEs. The QSPEs finance the acquisition of these assets by selling equity interests to third-party investors. State Street owns a minority residual interest in these QSPEs of less than 6%, or $76 million. As of December 31, 2003, these trusts have a weighted average life of approximately 5.5 years. In a separate agreement, State Street provides liquidity asset purchase agreements to these entities. These liquidity asset purchase agreements obligate State Street to buy the equity interests in the underlying portfolio at par value, which approximates market value, in the event that the re-marketing agent is unable to place the equity interests of the QSPE with investors. The liquidity asset purchase agreements are subject to early termination by State Street in the event of payment default, bankruptcy of issuer or credit enhancement provider, taxability, or downgrade of an asset below investment grade. Fee revenue for administrative services, liquidity asset purchase agreements and residual interest earnings totaled $38 million in 2003, before tax benefit. In connection with State Street’s balance sheet management activities, the Corporation incurred $32 million of interest expense on interest rate swap contracts designated as fair value hedges against the minority residual interest of the QSPEs. As of December 31, 2003, these QSPEs had total assets of $1.3 billion in a tax-exempt market estimated between $70-$80 billion. State Street’s liquidity asset purchase agreements to these QSPEs were $1.2 billion at December 31, 2003, none of which were utilized, and are included in the disclosures in Note 23 in the Notes to the Consolidated Financial Statements.

During 2003, State Street acquired and transferred approximately $1.5 billion of investment securities out of its available-for-sale portfolio at fair market value in exchange for cash to an off-balance sheet entity structured as a QSPE. These transfers were treated as sales. State Street provides investment management services to this unaffiliated QSPE.

The risks associated with providing administration, liquidity, and/or credit enhancements to both types of off-balance sheet entities are reviewed as part of State Street’s corporate risk management process in a manner that is consistent with applicable policies and guidelines. State Street believes that it has sufficient liquidity and has provided adequate credit reserves to cover any risks associated with these activities.

State Street has various off-balance sheet financial instruments that expose the Corporation to volatility in the Consolidated Statement of Income. These financial instruments, as further explained in Notes 10 and 23 in the Notes to the Consolidated Financial Statements, include the variable-share contracts issued as part of the SPACESSM product and hedge ineffectiveness in the Corporation’s balance sheet management program and against changes in value of certain available-for-sale securities.

If the Corporation’s stock price were to increase or decrease, there would be a corresponding increase or decrease in the fair value of the variable share contracts issued as part of the SPACESSM product. Such changes in value would be reflected in processing fees and other revenue. The Corporation has the right to fix the number of shares per contract to be delivered to the Corporation upon settlement under the variable-share repurchase contracts (COVERS). By exercising this right, the variable-share repurchase contracts are changed to fixed-share repurchase contracts eliminating the requirement to mark the contracts to market. On February 17, 2004, the corporation gave notice to the Purchase Contract Agent of its election to fix the number of shares per the variable-share repurchase contract. The effective date of the settlement rate, as fixed, is expected to be March 22, 2004.

If the interest rate hedges employed in the Corporation’s balance sheet management strategy are determined to be less than perfectly effective, any ineffectiveness would be reported in current period earnings. If the hedges are highly ineffective, the entire change in value of the derivatives could impact current period earnings through processing fees and other revenue.

Rapid changes in interest rates would have a significant impact on the value of certain interest rate derivatives acquired in the trading portfolio that are held as an economic hedge against certain available-for-sale securities. The changes in value of the interest rate contracts would be recorded in processing fees and other revenue.

>	CRITICAL ACCOUNTING ESTIMATES

Critical accounting estimates are those that require management to make assumptions that are difficult, subjective or complex about matters that are uncertain and may change in subsequent periods, resulting in changes to reported results.

State Street’s significant accounting policies are described in Note 1 in the Notes to the Consolidated Financial Statements. The majority of these accounting policies do not require management to make difficult, subjective or complex judgments or estimates, or the variability of the estimates is not material. However, the following policies could be deemed critical. State Street’s management has discussed these critical accounting estimates with the Examining and Audit Committee of the Board of Directors.

>	LEASE FINANCING

State Street has a leveraged lease financing portfolio, including lease-in-lease-out structures, consisting of U.S. and cross-border financings, primarily for transportation equipment, including trains, aircraft and ships. State Street has provided lease financing services since 1981, and at December 31, 2003, the portfolio aggregated $2.2 billion, and is reflected in Note 4 in the Notes to the Consolidated Financial Statements. This portfolio is recorded net of non-recourse debt, and revenue is recognized as interest revenue. Interest revenue from the lease portfolio was $87 million in 2003. Due to the long-term, cross-border nature of many of these leases and the number of assumptions, including residual values, cash flows and income tax regulations and rates, risk is associated with this revenue should any of these assumptions change in future periods.

>	CONTINGENCIES AND OTHER RESERVES

State Street has established reserves for risk of losses, including loan losses and tax contingencies. The allowance for loan losses is maintained at a level adequate to absorb probable losses as further described in Note 1 in the Notes to the Consolidated Financial Statements.

In the normal course of business, State Street is subject to challenges from U.S. and non-U.S. tax authorities regarding the amount of taxes due. These challenges may result in adjustments of the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. The Internal Revenue Service (“IRS”) is conducting an examination of State Street’s federal income tax returns for the years ended December 31, 1997, 1998 and 1999. In the fourth quarter, the IRS issued Notices of Proposed Adjustment for these years with respect to State Street’s tax treatment of several lease-in-lease-out lease transactions. The proposed adjustments relate to the timing of the recognition of income for tax purposes; for financial reporting purposes, deferred taxes have been provided on this income. State Street believes that its tax return reporting of these transactions was consistent with applicable tax law and intends to defend its position. Management believes State Street has appropriately accrued for tax exposures including lease-in-lease-out structures. If State Street prevails in a matter for which an accrual has been established or is required to pay an amount exceeding its reserves, the financial impact will be reflected in the period in which the matter is resolved.

>	PENSION ACCOUNTING

State Street and certain of its subsidiaries participate in a non-contributory defined benefit plan. In addition to the primary plan, State Street has non-qualified supplemental plans that provide certain officers with defined pension benefits in excess of allowable qualified plan limits. Non-U.S. employees participate in local plans.

The reported liability associated with these plans is dependent on many estimates such as the discount rate, expected return on plan assets and a series of actuarial assumptions. Management determines these estimates based upon currently available market and industry data, historical performance of the plan and its assets, and consultation with the Corporation’s actuaries. Management believes the estimates and assumptions used to determine the reported benefit obligation and pension expense are reasonable and reflect the terms of the plans in the current economic environment based upon information from the best available resources.

Pension expense in future years is affected by the variance of the assumed rate of return from the actual return on plan assets. This variance is amortized over future years. A 1% change in the actual return on plan assets or the discount rate would affect State Street’s earnings by less than $.01 per share.

>	NEW ACCOUNTING DEVELOPMENTS

Information related to new accounting pronouncements appears in Note 1 in the Notes to the Consolidated Financial Statements.

TO OUR STOCKHOLDERS

>

THE GLOBAL ECONOMIC, FINANCIAL AND GEOPOLITICAL ENVIRONMENTS WERE FRAGILE IN 2003. ALTHOUGH ECONOMIC NEWS WAS LARGELY POSITIVE, THE LINGERING CONFLICT IN IRAQ AND CONTROVERSY IN THE MUTUAL FUND INDUSTRY CREATED A SENSE OF UNCERTAINTY FOR INVESTORS.

FOR STATE STREET, THE YEAR WAS ANYTHING BUT “BUSINESS AS USUAL.” WE WORKED TIRELESSLY TO INTEGRATE THE LARGEST ACQUISITION IN OUR HISTORY WHILE CONTINUING TO PROVIDE EXCELLENT SERVICE TO OUR EXISTING CLIENTS. WE ALSO WON SIGNIFICANT NEW BUSINESS AND MADE SUBSTANTIAL HEADWAY IN REDUCING OUR UNIT COSTS.

>	FINANCIAL RESULTS

Net income for 2003, including non-operating gains and charges, was $722 million, down from $1.0 billion in 2002. Total revenue rose 8 percent to $4.7 billion from $4.4 billion in 2002.

Operating earnings per share increased 8 percent to $2.33 in 2003, from $2.16 in 2002, marking our 26th year of consistent growth. Operating revenue was $4.5 billion, an increase from $3.9 billion in 2002.

During the year, we delivered operating return on equity of 15 percent, which was within our stated goal. The increase in State Street’s cash dividend brought our 10-year compounded average annual growth rate to 16 percent.

Assets under custody were $9.4 trillion at December 31, 2003, up 52 percent year over year from $6.2 trillion, due in large part to our acquisition of Deutsche Bank’s Global Securities Services business. Assets under management were $1.1 trillion at December 31, 2003, up 45 percent from $763 billion as of year-end 2002.

>	BUSINESS HIGHLIGHTS

With the acquisition of the Global Securities Services (GSS) business in early 2003, State Street became the world’s leading servicer of investment assets. At year-end, the GSS business contributed $.01 per share to earnings – better than our original expectation – and we were ahead of schedule in converting client accounts to State Street.

We sharpened our focus on serving the needs of institutional investors by selling our Private Asset Management business. We also deepened our client relationships, with about half of new revenue growth, excluding GSS, coming from existing clients. Our sales pipeline was robust across all business areas and major markets.

The uncertainty of the environment and weak first-quarter results prompted us to take steps to reduce our operating run rate. We cut our direct controllable expenses and significantly reduced our headcount through a separation program implemented at the end of June.

>	OUTLOOK FOR 2004

We expect 2004 to be a challenging year, but believe that State Street is in an excellent position to continue to prosper and grow. A factor working in our favor – and a competitive differentiator for State Street – is our active, long-term relationship with our clients, who are some of the most sophisticated investors in the world. State Street is an essential component in these institutional investors’ strategies. The solutions we provide make them more successful in meeting their goals.

As we move into 2004, we are focused on a number of priorities. Our primary financial goal is to continue to achieve growth in operating earnings per share. We’ll meet that goal by seizing opportunities to boost our revenue – especially by obtaining more business from existing clients, including those who came to us in the GSS acquisition – and by continuing to control our expenses.

Another priority for us is to maintain our long tradition of integrity, innovation and service excellence. Our passion for helping our clients succeed differentiates State Street in the global marketplace. We will continue to work resolutely to ensure that we not only meet our clients’ current needs, but anticipate their future needs as well.

I am proud of State Street’s performance in 2003 and of the 20,000 State Street people around the world who produce outstanding results for our clients each and every day. I am both confident and energized about our prospects for the future.

Thank you for your investment in State Street.

Sincerely,

David A. Spina
Chairman and Chief Executive Officer

>	ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information concerning quantitative and qualitative disclosures about market risk appears in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” under the caption “Market Risk.”

>	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SUPPLEMENTARY DATA

Further discussion of restrictions on transfer of funds from State Street Bank to the Registrant is included in Part I, Item 1, “Business,” under the caption “Dividends,” and the Distribution of Average Assets, Liabilities, Stockholders’ Equity; Interest Rates and Interest Differential is included in Part I, Item 1, “Business,” under the caption “Selected Statistical Information.”

FINANCIAL STATEMENTS

> REPORT OF INDEPENDENT AUDITORS

>	THE STOCKHOLDERS AND BOARD OF DIRECTORS

STATE STREET CORPORATION

We have audited the accompanying consolidated statement of condition of State Street Corporation as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of State Street Corporation at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the financial statements, in 2003, State Street Corporation changed its method of accounting for stock-based compensation, and in 2002, its method of accounting for goodwill and other intangibles.

Boston, Massachusetts January 12, 2004

CONSOLIDATED FINANCIAL STATEMENTS

>	CONSOLIDATED STATEMENT OF INCOME

	2003	2002	2001

(Dollars in millions, except per share data) Years ended December 31,

FEE REVENUE:
Servicing fees	$1,950	$1,531	$1,433
Management fees	533	485	459
Global securities lending	245	226	272
Foreign exchange trading	391	300	368
Brokerage fees	122	124	89
Processing fees and other	315	184	148

Total fee revenue	3,556	2,850	2,769

NET INTEREST REVENUE:
Interest revenue	1,539	1,974	2,855
Interest expense	729	995	1,830

Net interest revenue	810	979	1,025
Provision for loan losses	–	4	10

Net interest revenue after provision for loan losses	810	975	1,015
Gains on the sales of available-for-sale investment securities, net	23	76	43
Gain on the sale of the Private Asset Management business, net of exit and other associated costs	285	–	–
Gains on the sale of the Corporate Trust business, net of exit and other associated costs	60	495	–

Total revenue	4,734	4,396	3,827

OPERATING EXPENSES:
Salaries and employee benefits	1,731	1,654	1,663
Information systems and communications	551	373	365
Transaction processing services	314	246	247
Occupancy	300	246	229
Merger, integration and divestiture costs	110	–	–
Restructuring costs	296	20	–
Other	320	302	393

Total operating expenses	3,622	2,841	2,897

Income before income taxes	1,112	1,555	930
Income tax expense	390	540	302

Net income	$722	$1,015	$628

EARNINGS PER SHARE:
Basic	$2.18	$3.14	$1.94
Diluted	2.15	3.10	1.90

AVERAGE SHARES OUTSTANDING (IN THOUSANDS):
Basic	331,692	323,520	325,030
Diluted	335,326	327,477	330,492
The accompanying notes are an integral part of these financial statements.

>	CONSOLIDATED STATEMENT OF CONDITION

	2003	2002

(Dollars in millions) As of December 31,

ASSETS
Cash and due from banks	$3,376	$1,361
Interest-bearing deposits with banks	21,738	28,143
Securities purchased under resale agreements	9,447	17,215
Federal funds sold	104	–
Trading account assets	405	984
Investment securities (including securities pledged of $13,278 and $10,335)	38,215	28,071
Loans (less allowance of $61 and $61)	4,960	4,113
Premises and equipment	1,212	887
Accrued income receivable	1,015	823
Goodwill	1,326	462
Other intangible assets	525	127
Other assets	5,211	3,608

Total assets	$87,534	$85,794

LIABILITIES

DEPOSITS:
Noninterest-bearing	$7,893	$7,279
Interest-bearing – U.S.	5,062	9,005
Interest-bearing – Non-U.S.	34,561	29,184

Total deposits	47,516	45,468

Securities sold under repurchase agreements	22,806	21,963
Federal funds purchased	1,019	3,895
Other short-term borrowings	1,437	3,440
Accrued taxes and other expenses	2,424	1,967
Other liabilities	4,363	3,004
Long-term debt	2,222	1,270

Total liabilities	81,787	81,007

STOCKHOLDERS’ EQUITY
Preferred stock, no par: authorized 3,500,000; issued none
Common stock, $1 par: authorized 500,000,000; issued 337,132,000 and 329,992,000	337	330
Surplus	329	104
Retained earnings	5,007	4,472
Accumulated other comprehensive income	192	106
Treasury stock, at cost (2,658,000 and 5,065,000 shares)	(118)	(225)

Total stockholders’ equity	5,747	4,787

Total liabilities and stockholders’ equity	$87,534	$85,794

The accompanying notes are an integral part of these financial statements.

>	CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	COMMON STOCK					TREASURY STOCK
	Shares	Amount	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Shares	Amount	Total

(Dollars in millions, except per share data, shares in thousands)
BALANCE AT DECEMBER 31, 2000	167,219	$167	$69	$3,278	$(1)	5,508	$(251)	$3,262
COMPREHENSIVE INCOME:
Net income				628				628
Change in net unrealized gains/losses on available-for-sale securities, net of related taxes of $55					77			77
Foreign currency translation, net of related taxes of $(4)					(7)			(7)
Change in unrealized gains/losses on cash flow hedges					1			1

Total comprehensive income				628	71			699
Cash dividends declared – $.405 per share				(131)				(131)
2-for-1 stock split in the form of a 100% stock dividend	162,785	163		(163)		139
Common Stock acquired						5,260	(252)	(252)
COMMON STOCK ISSUED PURSUANT TO:
Acquisitions			43			(2,490)	139	182
Stock awards and options exercised, including tax benefit of $20	(5)		6			(1,802)	78	84
Debt conversion			(8)			(286)	9	1

BALANCE AT DECEMBER 31, 2001	329,999	330	110	3,612	70	6,329	(277)	3,845
COMPREHENSIVE INCOME:
Net income				1,015				1,015
Change in net unrealized gains/losses on available-for-sale securities, net of related taxes of $3					4			4
Foreign currency translation, net of related taxes of $25					46			46
Change in unrealized gains/losses on cash flow hedges, net of related taxes of $(10)					(14)			(14)

Total comprehensive income				1,015	36			1,051
Cash dividends declared – $.48 per share				(155)				(155)
Common Stock acquired						1,636	(75)	(75)
COMMON STOCK ISSUED PURSUANT TO:
Stock awards and options exercised, including tax benefit of $23	(7)		4			(2,657)	117	121
Debt conversion			(10)			(243)	10

BALANCE AT DECEMBER 31, 2002	329,992	330	104	4,472	106	5,065	(225)	4,787
COMPREHENSIVE INCOME:
Net income				722				722
Change in net unrealized gains/losses on available-for-sale securities, net of related taxes of $(20)					(26)			(26)
Foreign currency translation, net of related taxes of $68					109			109
Change in unrealized gains/losses on cash flow hedges, net of related taxes of $2					3			3

Total comprehensive income				722	86			808
Cash dividends declared – $.56 per share				(187)				(187)
Other						24
COMMON STOCK ISSUED PURSUANT TO:
Public stock offering	7,153	7	260					267
Present value of the estimated fees payable with respect to SPACES, pursuant to January 14, 2003 Registration Statement			(57)					(57)
Stock awards and options exercised, including tax benefit of $13	(13)		4			(2,025)	89	93
Debt conversion			(1)			(21)	1
Modified stock awards and options for restructuring			19			(385)	17	36

BALANCE AT DECEMBER 31, 2003	337,132	$337	$329	$5,007	$192	2,658	$(118)	$5,747

The accompanying notes are an integral part of these financial statements.

>	CONSOLIDATED STATEMENT OF CASH FLOWS

	2003	2002	2001

(Dollars in millions) Years ended December 31,

OPERATING ACTIVITIES
Net income	$722	$1,015	$628

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Non-cash charges for depreciation, amortization, provision for loan losses and deferred income taxes	701	692	398
Gains on sales of divested businesses, net of exit and other associated costs	(345)	(495)	–
Securities gains, net	(23)	(76)	(43)
Change in trading account assets, net	579	(80)	(52)
Other, net	(117)	(34)	(344)

Net Cash Provided by Operating Activities	1,517	1,002	587

INVESTING ACTIVITIES
Net decrease (increase) in interest-bearing deposits with banks	6,405	(7,826)	978
Net decrease (increase) in federal funds sold and securities purchased under resale agreements	7,664	(535)	5,104
Proceeds from sales of available-for-sale securities	13,676	7,220	4,758
Proceeds from maturities of available-for-sale securities	24,033	18,665	7,758
Purchases of available-for-sale securities	(46,799)	(32,954)	(19,160)
Proceeds from maturities of held-to-maturity securities	1,362	1,038	4,126
Purchases of held-to-maturity securities	(1,440)	(1,143)	(4,246)
Net (increase) decrease in loans	(769)	1,251	221
Principal collected from lease financing	40	6	10
Purchases of lease financing assets	–	–	(850)
Proceeds from sales of divested businesses, net	347	642	–
Business acquisitions, net of cash acquired	(1,250)	(80)	(176)
Purchases of equity investments and other long-term assets	(32)	(36)	(118)
Purchases of premises and equipment	(297)	(272)	(276)

Net Cash Provided (Used) by Investing Activities	2,940	(14,024)	(1,871)

FINANCING ACTIVITIES
Net increase in deposits	819	6,918	622
Net (decrease) increase in short-term borrowings	(4,036)	5,965	395
Proceeds from issuance of non-recourse debt for lease financing	–	–	670
Payments for non-recourse debt for lease financing	(59)	(23)	(53)
Proceeds from issuance of long-term debt, net of issuance costs	742	–	–
Payments for long-term debt	(102)	(2)	(2)
Proceeds from issuance of common stock/SPACES, net of issuance costs	257	–	–
Purchases of common stock	(3)	(75)	(252)
Proceeds from issuance of treasury stock	119	98	64
Payments for cash dividends	(179)	(149)	(127)

Net Cash (Used) Provided by Financing Activities	(2,442)	12,732	1,317

Net Increase (Decrease)	2,015	(290)	33
Cash and due from banks at beginning of year	1,361	1,651	1,618

Cash and Due from Banks at End of Year	$3,376	$1,361	$1,651

SUPPLEMENTAL DISCLOSURE:
Interest paid	$736	$1,032	$1,852
Income taxes paid	175	134	84
Non-cash investment in capital leases	296	–	–

The accompanying notes are an integral part of these financial statements.

>	NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

>	NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND NATURE OF OPERATIONS

State Street Corporation (“State Street” or the “Corporation”) is a financial holding company and reports two lines of business. Investment Servicing provides services for U.S. mutual funds, collective funds worldwide, corporate and public retirement plans, insurance companies, foundations, endowments, and other investment pools. Products include custody, accounting, daily pricing and administration; master trust and master custody; recordkeeping; foreign exchange and trading services; securities lending; deposit and short-term investment facilities; loans and lease financing; investment and hedge fund manager operations outsourcing and wealth management services; and performance, risk and compliance analytics to support institutional investors. Investment Management offers a broad array of services for managing financial assets, including investment management and investment research services, primarily for institutional investors worldwide; these services include passive and active U.S. and non-U.S. equity and fixed income strategies, and other related services, such as securities lending.

The accounting and reporting policies of State Street and its subsidiaries conform to accounting principles generally accepted in the United States. Significant policies are summarized below.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of State Street and its subsidiaries, including its principal subsidiary, State Street Bank and Trust Company (“State Street Bank”). All significant intercompany balances and transactions have been eliminated in consolidation.

The assets and liabilities of non-U.S. operations are translated at month-end exchange rates, and revenue and expenses are translated at rates that approximate average monthly exchange rates. Gains or losses from the translation of the net assets of non-U.S. subsidiaries and branches, net of related taxes, are reported in accumulated other comprehensive income.

USE OF ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

For the Consolidated Statement of Cash Flows, State Street has defined cash equivalents as those amounts included in the Consolidated Statement of Condition caption, “Cash and due from banks.”

RESALE AND REPURCHASE AGREEMENTS

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

When the fair value of an investment security declines below its amortized cost, State Street considers available evidence, including the duration and extent to which the fair value has been less than cost, to evaluate if the decline is other-than-temporary. If the decline is considered other-than-temporary, the amortized cost basis of the investment security is written down to its current fair value, which becomes the new cost basis, and a charge to income is recorded and included in processing fees and other revenue.

LOANS AND LEASE FINANCING

Loans are generally reported at the principal amount outstanding, net of the allowance for loan losses, unearned income, and any net deferred loan fees. Interest income is recognized using the interest method or on a basis approximating a level rate of return over the term of the loan. Fees received for providing loan commitments and letters of credit that State Street anticipates will result in loans are typically deferred and amortized to interest income over the life of the related loan, beginning with the initial borrowing. Fees on commitments and letters of credit are amortized to processing fees and other revenue over the commitment period when funding is not known or expected.

Loans are placed on a non-accrual basis when they become 60 days past due as to either principal or interest, or when, in the opinion of management, full collection of principal or interest is unlikely. When the loan is placed on non-accrual, the accrual of interest is discontinued and previously recorded but unpaid interest is reversed and charged against net interest revenue. Loans are charged off in the reporting period in which either an event occurs that confirms the existence of a loss or it is determined that a loan or a portion of a loan is not collectible.

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

PREMISES AND EQUIPMENT

Buildings, leasehold improvements, computers, software and other equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization charged to operating expenses are computed using the straight-line method over the estimated useful life of the related asset or the remaining term of the lease. For owned and capitalized assets, estimated useful lives range from 3 to 40 years. Maintenance and repairs are charged to expense as incurred, while major leasehold improvements are capitalized and expensed over their useful lives.

State Street’s policy is to capitalize costs relating to internal-use software development projects that provide significant new functionality. State Street considers projects for capitalization that are expected to yield long-term operational benefits, such as applications that result in operational efficiencies and/or incremental revenue streams. Software customization costs relating to specific client enhancements are expensed as incurred.

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the cost of an acquisition over the fair value of the net tangible and other intangible assets acquired. Other intangible assets represent purchased assets that can be distinguished from goodwill because of contractual rights or because the asset can be exchanged on its own or in combination with a related contract, asset or liability. Effective January 1, 2002, the Corporation adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized into the Consolidated Statement of Income, but are subject to annual impairment tests whereby goodwill is allocated to the Corporation’s reporting units. Impairment is deemed to exist if the carrying value of a reporting unit exceeds its estimated fair value.

INVESTMENTS IN AFFILIATES

Investments in affiliates in which the Corporation has the ability to exercise significant influence, but not control, are accounted for using the equity method, unless the affiliate is determined to be a variable interest entity (“VIE”) of which State Street absorbs the majority of expected losses, in which case, State Street consolidates the VIE.

DERIVATIVE FINANCIAL INSTRUMENTS

State Street records derivative instruments at fair value in the Consolidated Statement of Condition. The change in fair value of the Corporation’s derivative instruments is recorded currently in earnings, except for certain interest rate swap agreements that are accounted for as cash flow or fair value hedges. The Corporation has determined that the interest rate swaps accounted for as cash flow hedges constitute a fully effective hedge, and as such, all changes in fair value of these agreements, net of tax, are reported in accumulated other comprehensive income (loss). For interest rate swaps designated as fair value hedges, the changes in fair value of the derivative instrument, as well as the hedged item, are both reported in earnings in the current period in processing fees and other revenue.

At both the inception of the hedge and on an ongoing basis, State Street formally assesses and documents the effectiveness of a derivative instrument in offsetting changes in the fair value of hedged items and the likelihood that the derivative instrument will remain highly effective in future periods. State Street discontinues hedge accounting prospectively when it determines that the derivative instrument is no longer effective in offsetting changes in fair value or cash flows of the underlying exposure being hedged, the derivative instrument expires or is sold, or management discontinues the derivative’s hedge designation.

The gross amount of unrealized gains and losses on foreign exchange and interest rate contracts are reported separately at fair value on the Consolidated Statement of Condition as other assets and other liabilities, respectively, except where such gains and losses arise from contracts covered by qualifying master netting agreements.

REVENUE RECOGNITION

Revenue recorded as servicing fees, management fees, global securities lending fees, foreign exchange trading, brokerage fees and certain types of revenue recorded in processing fees and other is recognized when earned based on contractual terms and is accrued based on estimates, or is recognized as transactions occur or services are provided and collectibility is reasonably assured. Revenue on interest-earning assets is recognized based on the effective yield of the financial instrument.

PENSIONS

The Corporation’s qualified retirement plans cover substantially all full-time employees and certain part-time employees. Pension expense under these plans is calculated in accordance with the guidance contained in SFAS No. 87, “Employers’ Accounting for Pensions.” This expense is charged to current operations and consists of several components based on various actuarial assumptions regarding future experience under the plans.

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

EARNINGS PER SHARE

Basic earnings per share excludes all dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share includes all dilution from stock options and awards, and other equity-related financial instruments.

STOCK SPLIT

Earnings per share, dividends per share and average shares outstanding have been restated for periods prior to the stock split distributed on May 30, 2001, to stockholders of record on April 30, 2001. The par value of additional shares was capitalized by a transfer from retained earnings to common stock.

STOCK-BASED COMPENSATION

On January 1, 2003, State Street adopted SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), which provides for the expensing of stock options using the fair value method. State Street used the prospective transition method afforded under SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” an amendment to SFAS No. 123. Under this method, compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the service period of the award.

For 2002 and 2001, the Corporation applied the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock-based compensation plans. No stock-based employee compensation expense is reflected in net income in 2002 and 2001, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the pro forma effect on net income and earnings per share as if the fair value method had been applied to all outstanding and unvested stock options in each period:

	2003		2002	2001

(Dollars in millions, except per share data) Years Ended December 31,
Net income, as reported	$722		$1,015	$628
Add: Stock option compensation expense included in reported net income, net of related taxes	22	(1)	–	–
Deduct: Total stock option compensation expense determined under fair value method for all awards, net of related taxes	(61)		(49)	(43)

Pro forma net income	$683		$966	$585

EARNINGS PER SHARE:
Basic – as reported	$2.18		$3.14	$1.94
Basic – pro forma	2.06		2.99	1.81

Diluted – as reported	$2.15		$3.10	$1.90
Diluted – pro forma	2.04		2.95	1.77

(1)

State Street accelerated the recognition of stock option expense of $29 million, or $19 million after tax, in the second quarter of 2003 in connection with its restructuring activities. The remaining $3 million of after-tax expense relates to the adoption of SFAS No. 123.

RECLASSIFICATIONS

Certain previously reported amounts have been reclassified to conform to the current method of presentation.

ACCOUNTING CHANGES AND RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). On October 9, 2003, the FASB issued a staff position that deferred application of FIN 46 until December 31, 2003. For companies that had consolidated VIEs under FIN 46 prior to October 9, 2003, early adoption was permitted.

In December 2003, State Street deconsolidated the trusts that issue trust preferred capital securities. The impact of deconsolidating the trusts was an increase to other assets and long-term debt of $31 million.

In December 2003, the FASB issued a revised version of FIN 46 that defers the effective date of the Interpretation as it relates to certain types of variable interest entities until March 31, 2004. State Street will continue to monitor the developments of FIN 46 to determine the potential impact, if any, on the financial statements of the Corporation.

On January 1, 2003, the Corporation adopted FASB Interpretation No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees on Indebtedness of Others” (“FIN 45”). FIN 45 requires all guarantees and indemnifications within its scope to be recorded at fair value as liabilities, and disclosure of each type of guarantee and the maximum possible loss to the Corporation. The adoption of FIN 45 did not have a material impact on the Corporation’s financial condition or results of operation.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”). This statement requires classification of certain freestanding financial instruments as liabilities in the Consolidated Statement of Condition. Under previous guidance, such instruments were classified as components of equity. This statement does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The majority of the statement was effective for all financial instruments entered into or modified after May 31, 2003, with the remainder effective on July 1, 2003. The FASB deferred certain provisions of SFAS No. 150 as they apply to mandatorily redeemable non-controlling interests. SFAS No. 150 required that the variable contracts issued as part of the SPACES product be revalued at the balance sheet date, with any resulting gains or losses charged to income in the current period. A gain of $23 million was recognized upon adoption of SFAS No. 150 related to the change in fair value of these contracts.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 provides criteria for when a contract with an initial net investment should be classified as a derivative, as discussed in SFAS No. 133. In addition, SFAS No. 149 clarifies circumstances requiring special reporting in the statement of cash flows for a derivative with a financing component. SFAS No. 149 was effective on a prospective basis for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Application of this standard did not have a material impact on the financial condition or results of operations of the Corporation.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146, adopted by State Street on January 1, 2003, addresses financial accounting and reporting for costs associated with an exit or disposal activity. State Street applied the provisions of SFAS No. 146 to its divestiture of the Private Asset Management business and the restructuring costs incurred in connection with the voluntary separation program.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143, which was adopted by State Street in 2003, requires an entity to record a liability for an obligation associated with the retirement of an asset and for certain lease transaction restoration costs by capitalizing the cost and depreciating it over the remaining useful life of the asset. Adoption of SFAS No. 143 resulted in the establishment of a liability for obligations to restore leased facilities, principally outside the United States, to their original condition upon expiration of the lease, and did not have a material impact on the financial condition or results of operations of the Corporation.

>	NOTE 2

DIVESTITURES AND ACQUISITIONS

On October 31, 2003, State Street completed the sale of its Private Asset Management business to U.S. Trust. Under the terms of the agreement, the transaction was valued at $365 million, about five percent of which is subject to the successful transition of the business over the subsequent 16 months. The Corporation recorded a pre-tax gain of $285 million from the transaction, or $.56 in diluted earnings per share, after providing for $62 million of exit and other associated costs in the fourth quarter. Exit costs associated with the sale primarily consisted of occupancy costs of $23 million and transaction costs of $6 million. Other costs associated with the transaction consisted of incentive compensation for general corporate use of $25 million. Additional costs to transition the business are measured at fair value and recognized in the period in which the liability is incurred. Divestiture costs of $7 million were recorded for the year ended December 31, 2003.

On January 31, 2003, State Street completed the primary closing of its acquisition of a substantial part of the GSS business of Deutsche Bank AG for a premium of $1.1 billion. Separate closings for the acquisitions of business units in Italy and Austria were held on July 1, 2003 and July 31, 2003, respectively, upon receipt of applicable regulatory approvals. The purchase price is subject to adjustments based upon performance of the acquired business for the year following the closing. State Street may make additional payments of up to an estimated €360 million.

In January 2003, the Corporation issued equity, equity-related and capital securities under an existing shelf registration statement. State Street issued $283 million, or 7,153,000 shares of common stock, $345 million, or 1,725,000 units of SPACES, and $345 million of floating-rate, medium-term capital securities due 2008. Proceeds, net of issuance costs, of $595 million from these security issuances were used to partially finance the acquisition of the GSS business . The remainder of the purchase price was financed using existing resources.

The acquisition was accounted for under the purchase method of accounting, in accordance with SFAS No. 141, “Business Combinations.” The purchase price of $1.1 billion was allocated as follows: goodwill – $724 million; customer relationship intangible – $363 million; capitalized software – $28 million; and other tangible assets – $14 million. Subsequent to the acquisition, State Street received, in cash, a purchase price adjustment of $48 million recorded as a reduction to goodwill. The customer relationship intangible asset is being amortized on a straight-line basis over fifteen years. The software is being amortized on a straight-line basis over five years. The results of the GSS acquisition were included in the accompanying Consolidated Statement of Income for the period from February 1, 2003, through December 31, 2003. An additional $65 million of goodwill was recorded for the closings of Italy and Austria.

In connection with the acquisition, approximately 2,800 employees of Deutsche Bank became employees of State Street. State Street expects to reduce its overall workforce, primarily in the United States, by approximately 1,000 employees. Severance costs of $34 million and transaction costs of $22 million related to these activities were recorded as a liability, and were capitalized as part of the goodwill allocated to the GSS business. As of December 31, 2003, $13 million in accrued severance costs and all of the transaction costs had been paid. Additionally, State Street incurred $103 million of merger and integration costs for the year ended December 31, 2003. These one-time expenses consisted primarily of costs for employee retention, systems conversion and professional services.

For the year ended December 31, 2003, merger, integration and divestiture costs totaled $110 million and included $103 million of merger and integration costs related to the GSS acquisition and $7 million of divestiture costs related to the Private Asset Management business divestiture.

On December 31, 2002, State Street completed the sale of its Corporate Trust business to U.S. Bank, N.A. The Corporate Trust business consisted of $689 billion in bonds under trusteeship, $187 billion in assets under custody and $2.3 billion in client deposits. The bonds under trusteeship transferred to U.S. Bank, N.A. on December 31, 2002. The assets under custody and deposits transferred in 2003. The premium received on the sale was $725 million, $75 million of which was placed in escrow pending the successful transition of the business. Exit costs in 2002 associated with the sale totaled approximately $118 million and consisted of the write-off of goodwill and intangibles of $87 million, provisions for excess space of $13 million, transaction costs of $11 million and employee retention and other costs of $7 million. Other associated costs of the transaction totaled approximately $37 million, and included incentive compensation for general corporate use of $25 million, the write-off of fixed assets, termination of contracts and other costs. The after-tax gain, net of exit and other associated costs, totaled approximately $296 million, or $.90 in diluted earnings per share, and was recorded in the fourth quarter of 2002. During the fourth quarter of 2003, State Street recognized an additional gain of $60 million, net of incentive compensation for general corporate use of $10 million, related to receipt of the escrow payment for successful transition of the Corporate Trust business. This payment from escrow represents the final settlement for the transaction.

In July 2002, State Street completed the cash purchase of International Fund Services (“IFS”), a leading provider of fund accounting and administration as well as securities trade support and operational services for hedge funds, for $80 million. IFS is headquartered in New York City, and has operation centers in New York City and Dublin, Ireland. In connection with this transaction, an additional $47 million of the purchase price was paid and recorded as goodwill during the year ended December 31, 2003 based upon certain performance measures. Additional payments based on certain performance measures may be made in future periods.

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

In February 2001, State Street purchased Bel Air Securities LLC and a majority interest in Bel Air Investment Advisors LLC (“Bel Air”) for 1,007,000 shares (2,015,000 shares restated for the 2001 stock split) of State Street common stock and cash in a transaction accounted for as a purchase. Bel Air is a Los Angeles-based investment management firm, focused on providing wealth management services to ultra-high-net worth individuals.

The pro forma results of operations adjusted to include the acquisitions of GSS, IFS, Gartmore, DPS and Bel Air for prior periods are not presented, as each of these acquisitions did not meet the definition of a significant business. The results of operations of businesses purchased are included from the date of acquisition.

>	NOTE 3

INVESTMENT SECURITIES

Investment securities consisted of the following as of December 31:

	2003				2002
		Unrealized				Unrealized

	Amortized Cost	Gains	Losses	Fair Value	Amortized Cost	Gains	Losses	Fair Value

(Dollars in millions)

AVAILABLE FOR SALE:
U.S. Treasury and federal agencies	$22,695	$73	$20	$22,748	$15,665	$97	$2	$15,760
Asset-backed securities	9,852	46	13	9,885	4,205	88	17	4,276
State and political subdivisions	1,961	38	–	1,999	1,992	35	9	2,018
Collateralized mortgage obligations	1,338	2	7	1,333	546	3	1	548
Other debt investments	304	6	–	310	695	8	–	703
Money market mutual funds	85	–	–	85	3,057	–	–	3,057
Other equity securities	238	6	6	238	197	–	31	166

Total	$36,473	$171	$46	$36,598	$26,357	$231	$60	$26,528

HELD TO MATURITY:
U.S. Treasury and federal agencies	$1,345	$3		$1,348	$1,327	$13		$1,340
Other investments	272	–		272	216	–		216

Total	$1,617	$3		$1,620	$1,543	$13		$1,556

Temporarily-impaired securities consisted of the following as of December 31, 2003:

	LESS THAN 12 CONTINUOUS MONTHS		12 CONTINUOUS MONTHS OR LONGER		TOTAL

	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

(Dollars in millions)
U.S. Treasury and federal agencies	$5,649	$20			$5,649	$20
Asset-backed securities	3,246	10	$121	$3	3,367	13
Collateralized mortgage obligations	781	7	–	–	781	7
Other equity securities	–	–	112	6	112	6

Total	$9,676	$37	$233	$9	$9,909	$46

State Street periodically reviews its investment portfolio to determine if an other-than-temporary impairment has occurred. This review encompasses all investment securities and includes such quantitative factors as the length of time the cost basis has exceeded the fair value and the severity of the impairment measured as the ratio of fair value to amortized cost, and includes all investment securities for which State Street has issuer-specific concerns regardless of quantitative factors. After a full review of all investment securities, taking into consideration current economic conditions, adverse situations that might affect the ability of State Street to fully collect interest and principal, timing of future payments, the value of underlying collateral of asset-backed securities, and other relevant factors, State Street determined that the $46 million unrealized loss at December 31, 2003 is temporary.

During 2003, a $27 million charge was recorded in processing fees and other revenue to reduce the amortized cost basis of certain investment securities for which the decline in fair value was determined to be other-than-temporary.

Securities carried at $13.3 billion and $10.3 billion at December 31, 2003 and 2002, respectively, were designated as pledged securities for public and trust deposits, borrowed funds and for other purposes as provided by law.

During 2003, there were gross gains of $56 million and gross losses of $33 million realized on the sales of available-for-sale securities. During 2002, there were gross gains of $80 million and gross losses of $4 million realized on the sales of available-for-sale securities. During 2001, there were gross gains of $43 million and gross losses of less than $1 million realized on the sale of available-for-sale securities.

The maturities of debt investment securities as of December 31, 2003, were as follows:

				YEARS
	Under 1	1 to 5	6 to 10	Over 10

(Dollars in millions)

AVAILABLE FOR SALE:
Amortized cost	$9,299	$21,140	$3,837	$1,874
Fair value	9,309	21,216	3,853	1,897

HELD TO MATURITY:
Amortized cost	$513	$1,104
Fair value	514	1,106

The maturity of asset-backed securities is based upon the expected principal payments.

>	NOTE 4

LOANS

The loan portfolio consisted of the following as of December 31:

	2003	2002

(Dollars in millions)

COMMERCIAL AND FINANCIAL:
U.S.	$2,344	$1,578
Non-U.S.	424	474

LEASE FINANCING:
U.S.	395	403
Non-U.S.	1,858	1,719

Total loans	5,021	4,174
Less allowance for loan losses	(61)	(61)

Net loans	$4,960	$4,113

Securities settlement advances and overdrafts included in the table above were $1.7 billion and $1.0 billion at December 31, 2003 and 2002, respectively.

Changes in the allowance for loan losses for the years ended December 31, were as follows:

	2003	2002	2001

(Dollars in millions)
Balance at beginning of year	$61	$58	$57
Provision for loan losses	–	4	10
Loan charge-offs	–	(3)	(9)
Recoveries	–	3	–
Removed upon sale	–	(1)	–

Balance at end of year	$61	$61	$58

>	NOTE 5

PREMISES AND EQUIPMENT

Premises and equipment consisted of the following as of December 31:

	2003	2002

(Dollars in millions)
Buildings and land	$291	$407
Leasehold improvements	430	289
Computers and related equipment	960	851
Capitalized assets	296	–
Software	642	534
Other equipment	301	257

	2,920	2,338
Accumulated depreciation and amortization	(1,708)	(1,451)

Total premises and equipment	$1,212	$887

Depreciation expense for the years ended December 31, 2003, 2002 and 2001 was $274 million, $239 million and $211 million, respectively. As of December 31, 2003, accumulated amortization of assets under capital leases was $6 million. Amortization of assets recorded under capital leases is included in depreciation expense.

The following is a summary of future minimum lease payments under non-cancelable capital and operating leases as of December 31, 2003.

	Capital Leases	Operating Leases	Total

(Dollars in millions)
2004	$31	$242	$273
2005	41	220	261
2006	41	195	236
2007	41	183	224
2008	42	167	209
Thereafter	768	1,361	2,129

Total minimum lease payments	964	$2,368	$3,332

Less amount representing interest payments	(499)

Present value of minimum lease payments	$465

The Corporation leases the entire 1,019,000 square feet of One Lincoln Street, a new office building located in Boston, Massachusetts, under a 20-year, non-cancelable capital lease expiring in September 2023. State Street began occupying the building in June 2003, and as of December 31, 2003, occupied approximately 600,000 square feet. As of December 31, 2003, a net book value of $296 million for the capital lease was included in premises and equipment in the Consolidated Statement of Condition. The amount capitalized represents the appraised value of the footage occupied by State Street as of December 31, 2003. When the building is fully occupied by the end of 2004, the total appraised value to be capitalized will be $462 million. As the lease is amortized, the cost will be included in occupancy expense. For the year ended December 31, 2003, interest expense recorded under the capital lease was $9 million reflected in net interest revenue. The liability related to the lease is included in long-term debt.

State Street has entered into non-cancelable operating leases for premises and equipment. Future minimum rental commitments in the preceding table have been reduced by sublease rental commitments of $121 million. Nearly all leases include renewal options.

Total rental expense amounted to $210 million, $165 million and $152 million in 2003, 2002 and 2001, respectively. Rental expense has been reduced by sublease revenue of $14 million, $9 million and $6 million for the years ended December 31, 2003, 2002 and 2001, respectively.

>	NOTE 6

GOODWILL AND OTHER INTANGIBLE ASSETS

Pursuant to SFAS No. 142, the following pro forma table adjusts reported net income and earnings per share for the year ended December 31, 2001, to exclude amortization of goodwill:

(Dollars in millions, except per share data)

NET INCOME:
Reported net income	$628
Goodwill amortization, after tax	26

Adjusted net income	$654

BASIC EARNINGS PER SHARE:
Reported net income	$1.94
Goodwill amortization, after tax	.07

Adjusted basic earnings per share	$2.01

DILUTED EARNINGS PER SHARE:
Reported net income	$1.90
Goodwill amortization, after tax	.08

Adjusted diluted earnings per share	$1.98

In accordance with SFAS No. 142, goodwill was not amortized in 2003 and 2002.

The changes in the carrying amount of goodwill for the years ended December 31, were as follows:

	Investment Servicing	Investment Management	Total

(Dollars in millions)

BALANCE AT DECEMBER 31, 2001	$260	$210	$470
Goodwill acquired	42	–	42
Purchase price and translation adjustments	15	–	15
Removed upon sale(1)	(65)	–	(65)

BALANCE AT DECEMBER 31, 2002	252	210	462
Goodwill acquired(2)	792	–	792
Purchase price and translation adjustments(3)	71	1	72

BALANCE AT DECEMBER 31, 2003	$1,115	$211	$1,326

(1)	In December 2002, State Street completed the sale of its Corporate Trust business and wrote off the related goodwill. See Note 2 for further details.
(2)

Approximately $753 million of goodwill was recorded in 2003 related to the acquisition of the GSS business. See Note 2 for further details. In addition, $39 million of goodwill was recorded that related to the acquisition of the outstanding portion of a business that was previously accounted for as an alliance and now is a wholly-owned subsidiary.

(3)	Goodwill of $47 million was recorded in 2003 related to a performance-based purchase price adjustment for the 2002 acquisition of IFS. See Note 2 for further details.

The gross carrying amount and accumulated amortization of other intangible assets as of December 31, were as follows:

			2003(1)			2002(2)

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

(Dollars in millions)
Customer lists	$570	$(46)	$524	$135	$11	$124
Other	2	(1)	1	4	1	3

Total	$572	$(47)	$525	$139	$12	$127

(1)

Approximately $363 million of customer list intangibles with an amortization period of 15 years were recorded in January 2003 related to the acquisition of the GSS business. See Note 2 for further details.

(2)		Approximately $10 million of customer list intangibles with an amortization period of 15 years were recorded in July 2002 related to the acquisition of IFS. See Note 2 for further details.

Amortization expense related to other intangible assets was $31 million, $13 million and $7 million for the years ended December 31, 2003, 2002 and 2001, respectively. State Street expects to amortize approximately $32 million per year through the year 2008 related to intangible assets currently held.

>	NOTE 7

SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

Securities sold under repurchase agreements as of December 31, 2003, included the following:

(Dollars in millions)

Collateralized with securities purchased under resale agreements	$17,588
Collateralized with available-for-sale investment securities	5,218

Total	$22,806

State Street enters into sales of certain U.S. government securities under repurchase agreements that are treated as financings, and the obligations to repurchase such securities sold are reflected as a liability in the Consolidated Statement of Condition. U.S. government securities of $5.3 billion underlying the repurchase agreements remained in available-for-sale investment securities.

Information on these U.S. government securities, and the related repurchase agreements including accrued interest, is shown in the following table. This table excludes repurchase agreements that are secured by securities purchased under resale agreements.

Information as of December 31, 2003, was as follows:

	U.S. GOVERNMENT SECURITIES SOLD		REPURCHASE AGREEMENTS

	Amortized Cost	Fair Value	Amortized Cost	Rate

(Dollars in millions)

MATURITY OF REPURCHASE AGREEMENTS:
Overnight	$5,295	$5,314	$5,203	0.77%
2 to 30 days	15	15	15	0.83

Total	$5,310	$5,329	$5,218	0.77

There were no repurchase agreements with a maturity of greater than 30 days.

>	NOTE 8

DEPOSITS, SHORT-TERM BORROWINGS AND NOTES PAYABLE

At December 31, 2003, State Street had $4.4 billion of time deposits outstanding. Substantially all time deposits are in amounts of $100,000 or more. Deposits with remaining maturities of more than one year at December 31, 2003, were $33 million.

Short-term borrowings include federal funds purchased, securities sold under repurchase agreements and other short-term borrowings, including commercial paper. Collectively, short-term borrowings had weighted-average interest rates of 1.01% and 1.53% for the years ended December 31, 2003 and 2002, respectively.

State Street can issue commercial paper with an aggregate limit of $1.0 billion and with original maturities of up to 270 days from the date of issue. State Street Bank can issue bank notes with an aggregate limit of $750 million and with original maturities ranging from 14 days to five years. At December 31, 2003 and 2002, there was $981 million and $998 million in commercial paper outstanding, respectively, and no notes payable outstanding.

>	NOTE 9

LONG-TERM DEBT

Long-term debt consisted of the following as of December 31:

(Dollars in millions)

2003:
Floating Rate Subordinated notes due to State Street Capital Trust II in 2008	$356
8.035% Subordinated notes due to State Street Capital Trust B in 2027(1)	330
7.94% Subordinated notes due to State Street Capital Trust A in 2026(1)	215
Floating Rate Subordinated notes due to State Street Capital Trust I in 2028(2)	154
5.25% Subordinated notes due 2018(1)	407
7.65% Subordinated notes due 2010(1)	307
Long-term capital lease	290
7.35% Notes due 2026	150
9.50% Mortgage note due 2009	13

Total long-term debt	$2,222

2002:
CAPITAL SECURITIES:
8.035% Capital Securities B due 2027(1)	$329
7.94% Capital Securities A due 2026(1)	217
Floating Rate Capital Trust I due 2028(2)	150

OTHER SECURITIES:
7.65% Subordinated notes due 2010(1)	309
7.35% Notes due 2026	150
5.95% Notes due 2003	100
9.50% Mortgage note due 2009	15

Total long-term debt	$1,270

(1) State Street has entered into interest rate swaps to, in effect, modify interest expense from a fixed rate to a floating rate.
(2) State Street has entered into interest rate swaps to, in effect, modify interest expense from a floating rate to a fixed rate.

State Street has created four statutory business trusts (“business trusts”). These trusts include State Street Capital Trusts B and A and State Street Capital Trusts I and II, which collectively have issued $995 million of cumulative semi-annual and quarterly income trust preferred capital securities (“capital securities”). The business trusts invested the proceeds from capitalization and from the capital securities issuances in junior subordinated debentures (“debentures”) of State Street. The debentures are the sole assets of the business trusts. The trusts are wholly owned by State Street.

In December 2003, State Street applied the new accounting guidance applicable to consolidation of VIEs in FIN 46 to the trusts. FIN 46 required that these trusts be deconsolidated and as a result the subordinated notes are now shown as long-term debt on the Corporation’s Consolidated Statement of Condition. This deconsolidation resulted in an increase to other assets of $31 million representing equity investments in the business trusts, and an increase of $31 million in long-term debt for the amount that the subordinated debt issued to these trusts exceeded the trust preferred capital securities issued by the trusts.

While the capital securities have been deconsolidated in accordance with GAAP, they continue to qualify as Tier 1 capital under federal regulatory guidelines. The change in accounting guidance did not have an impact on the Tier 1 regulatory capital of either the Corporation or State Street Bank.

Payments to be made by the business trusts on the capital securities are dependent on payments that State Street has committed to make, particularly the payments to be made by State Street on the subordinated debentures to the business trusts. Fulfillment of these commitments by State Street has the effect of providing a full, irrevocable and unconditional guarantee of the trusts’ obligations under the capital securities.

Interest paid on the debentures is included in interest expense. Distributions on the capital securities are payable from interest payments received on the debentures and are due semi-annually by State Street Capital Trusts A and B, and quarterly by State Street Capital Trusts I and II, subject to deferral for up to five years under certain conditions. The capital securities are subject to mandatory redemption in whole at the stated maturity upon repayment of the debentures, with an option to redeem the debentures at any time by State Street upon the occurrence of certain tax events or changes to tax treatment, investment company regulation or capital treatment changes; or at any time after March 15, 2007, for the Capital Securities B, after December 30, 2006, for the Capital Securities A, after May 15, 2008, for the Capital Trust I securities, and after February 15, 2008, for the Capital Trust II securities.

For Capital Securities A and B, redemptions are based on declining redemption prices according to the terms of the trust agreements. All redemptions are subject to federal regulatory approval.

State Street maintains a universal shelf registration statement that allows for the offering and sale of unsecured debt securities, capital securities, common stock, depositary shares and preferred stock, and warrants to purchase such securities, including any shares into which the preferred stock and depositary shares may be convertible, or any combination thereof. At December 31, 2002, $1.5 billion of the shelf registration was available for issuance. In January 2003, in connection with its acquisition of the GSS business, State Street issued $345 million of floating-rate, medium-term capital securities due 2008 through the statutory business trust State Street Capital Trust II. The floating rate capital securities were issued at LIBOR plus 50 basis points. In addition, State Street issued equity and equity-related financial instruments from the shelf registration statement. At December 31, 2003, $469 million of State Street’s shelf registration statement was available for issuance.

In September 2003, State Street Bank authorized the issuance of $1 billion of subordinated bank notes with a maturity of five to fifteen years. The notes may bear interest at a fixed or floating rate or may be zero coupon notes. In September 2003, State Street Bank issued $400 million of 5.25% Subordinated Bank Notes due 2018 (the “Notes”). The Notes bear an interest rate of 5.25% per annum, and State Street Bank is required to make semi-annual interest payments on the outstanding principal balance of the Notes on April 15 and October 15 of each year. The Notes qualify as Tier 2 capital for bank regulatory purposes. At December 31, 2003, $600 million of the authorized amount remained available for issuance.

The 7.65% subordinated notes due in 2010 qualify as Tier 2 capital under federal regulatory guidelines. At December 31, 2003, $290 million was included in long-term debt that related to the capital lease for One Lincoln Street. See Note 5 for further details.

The 7.35% notes are unsecured obligations of State Street due 2026, redeemable at the option of the holder in 2006.

The 9.50% mortgage note was fully collateralized by property at December 31, 2003. The scheduled principal payments for the next five years are $2 million for each year 2004 through 2006 and $3 million for 2007 and 2008.

State Street has entered into interest rate swaps that qualify as cash flow hedges to, in effect, modify the floating rate interest on the floating rate subordinated notes due 2028 to a fixed rate. State Street has entered into various interest rate swap contracts to, in effect, modify interest expense on its other subordinated notes from a fixed rate to a floating rate. These swaps are accounted for as fair value hedges, and at December 31, 2003, increased the reported value of long-term debt outstanding by $45 million. See Note 22 for further details.

>	NOTE 10

STOCKHOLDERS’ EQUITY

TREASURY STOCK

State Street’s Board of Directors has authorized a stock purchase program for State Street common stock for use in employee benefit programs and for general corporate purposes. As of December 31, 2003, cumulative actual shares purchased under the authorized stock purchase program were 20,567,000. At December 31, 2003, authorization for the purchase of an additional 8,320,000 shares remained available under the program.

Additionally, shares may be acquired for other deferred compensation plans, held by an external trustee, that are not part of the stock purchase program. As of December 31, 2003, cumulative shares purchased and held in trust were 444,000. These shares are reflected as treasury stock in the Consolidated Statement of Condition.

During 2003, 2002 and 2001, total common stock purchased by State Street and recorded as treasury stock was 80,000 shares, 1,636,000 shares and 5,260,000 shares, respectively, at an average historical cost per share of $34, $46 and $48, respectively.

STOCK OPTIONS AND AWARDS

State Street has a 1997 Equity Incentive Plan (“1997 Plan”) with 46,800,000 shares of common stock approved for issuance for stock and stock-based awards, including stock options, restricted stock, deferred stock and performance awards. Other award types are available under the plan, but are not currently utilized. All stock awards and stock options are awarded at the fair market value of State Street common stock at the date of grant. At December 31, 2003, 8,646,000 shares were available for future awards under the 1997 Plan. State Street has stock options outstanding from previous plans under which no further grants can be made.

Stock options expire no longer than ten years from the date of grant, and the exercise price of non-qualified and incentive stock options may not be less than the fair value of such shares at the date of grant. Information on stock option activity is provided in the Stock Options table below.

State Street has a restricted stock program under the 1997 Plan whereby stock certificates are issued at the time of grant, and recipients have dividend and voting rights. In general, these grants vest over three years. Awards were 138,000, 388,000 and 369,000 for the years ended December 31, 2003, 2002 and 2001, respectively, with a weighted average fair value on grant date of $43.82, $42.85 and $45.59, respectively. At December 31, 2003, a total of 420,000 restricted shares have been awarded but have not vested under this program.

State Street currently has deferred stock award programs under the 1997 Plan whereby no stock is issued at the time of grant. These grants vest over various time periods. Awards were 295,000, 266,000 and 522,000 for the years ended December 31, 2003, 2002 and 2001, respectively, with a weighted average fair value on grant date of $42.66, $40.75 and $41.30, respectively. At December 31, 2003, 975,000 awards were outstanding under these programs.

Performance awards granted under the 1997 Plan are earned over a performance period based on achievement of goals. Payment for performance awards is made in cash equal to the fair market value of State Street’s common stock after the conclusion of each performance period. There are currently 1,669,000 award units outstanding for the two-year performance periods ending December 31, 2004 and 2005. A total of 746,000 awards were granted and paid out for the two-year performance period ended December 31, 2002.

In addition to the deferred stock award programs above, State Street maintains one other deferred stock plan outside the 1997 Plan. Awards covering a total of 1,200,000 shares were originally authorized in 1996. At December 31, 2003, awards covering a total of 778,000 shares were outstanding.

In June 2001, State Street’s Board of Directors approved a savings-related stock purchase plan for employees resident in the United Kingdom that is not part of the 1997 Plan. A total of 170,000 shares of common stock were approved for issuance under this plan. These awards vest in three to five years. There were no awards granted under this program in 2003. Awards were 25,000 and 161,000 for the years ended December 31, 2002 and 2001, respectively. At December 31, 2003, 123,000 awards were outstanding under this program. Shares to be issued, if any, will be issued from treasury stock in 2004 through 2007 in accordance with plan provisions.

Compensation related to restricted stock awards, deferred stock awards, performance awards and stock options was $66 million, $36 million and $42 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Options outstanding and activity consisted of the following for the years ended December 31:

STOCK OPTIONS	Option Price Per Share	Weighted Average Option Price	Shares

(Shares in thousands)

DECEMBER 31, 2000	$1.40–60.74	$36.00	18,032
Granted	39.56–52.57	44.41	5,568
Exercised	1.75–40.52	21.22	(1,595)
Canceled	8.12–60.74	49.84	(245)

DECEMBER 31, 2001	1.40–60.74	39.07	21,760
Granted	38.85–55.84	41.24	7,148
Exercised	1.40–53.05	28.15	(2,072)
Canceled	8.12–60.74	46.69	(522)

DECEMBER 31, 2002	1.40–60.74	40.35	26,314
Granted	37.57–49.84	46.20	5,672
Exercised	1.75–44.02	26.76	(1,765)
Canceled	8.13–60.74	48.39	(655)

DECEMBER 31, 2003	1.40–60.74	42.13	29,566

The following table summarizes the weighted average remaining contractual life of stock options outstanding as of December 31, 2003:

	SHARES OUTSTANDING			SHARES EXERCISABLE

RANGE OF EXERCISE PRICES	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price

(Shares in thousands)
$ 1.40–$11.33	1,141	1.7	$10.42	1,129	$10.44
15.88– 34.77	4,372	4.5	30.49	4,293	30.41
36.48– 49.81	17,583	8.5	42.38	5,226	39.80
51.10– 60.74	6,470	7.1	54.89	5,633	55.27

1.40– 60.74	29,566	7.3	42.13	16,281	40.66

At December 31, 2003, 2002 and 2001, a total of 16,281,000, 13,998,000 and 11,388,000 shares under options, respectively, were exercisable.

A Black-Scholes option-pricing model was used for purposes of estimating the fair value of State Street’s employee stock options at the grant date under SFAS No. 123. The following were the weighted average assumptions for the years ended December 31, 2003, 2002 and 2001, respectively: risk-free interest rates of 3.10%, 3.14% and 3.99%; dividend yields of 1.46%, 1.45% and 1.08%; and volatility factors of the expected market price of State Street common stock of .30, .30 and .30. The estimated weighted average life of the stock options granted was 5.2 years for the years ended December 31, 2003 and 2002, respectively, and 4.1 years for the year ended December 31, 2001. During the years ended December 31, 2003, 2002 and 2001, State Street granted stock options with a weighted average fair value of $12.62, $11.43 and $12.16 per share, respectively. For pro forma expense information calculated under SFAS No. 123, see Note 1.

SPACESSM

In January 2003, in connection with its acquisition of the GSS business, State Street issued $345 million, or 1,725,000 units, of SPACES. SPACES are collateralized, forward purchase contract units for additional shares of common stock of State Street. Each of the SPACES has a stated amount of $200 and consists of PACES, a fixed-share purchase contract and treasury securities, and COVERS, a variable-share repurchase contract. Under the COVERS contract, no shares will be received if State Street’s stock price is equal to or less than $39.60 per share. State Street will receive up to 1,629,000 shares if the stock price reaches $48.71 per share. Shares receivable under the variable share repurchase contracts, if any, will be received by State Street on February 15, 2006. The SPACES investors will receive total annual payments of 6.75% on the units, payable quarterly, consisting of an annual 4.00% contract payment on the COVERS, an annual 0.75% contract payment on the PACES and a 2.00% annual return on the underlying treasury securities. The present value of the contract payments totaled $45 million and were treated as a cost of capital and charged to surplus upon issuance. State Street will receive the proceeds of $345 million and issue approximately 8,712,000 shares of common stock upon settlement of the fixed share purchase contracts underlying the SPACES units on November 15, 2005.

As of December 31, 2003 the fair value of the COVERS was $61 million. If the COVERS were settled as of December 31, 2003, the maximum amount of approximately 1,629,000 shares would have been issued. For the year ended December 31, 2003, an unrealized gain of approximately $23 million was recorded and included in processing fees and other revenue as a result of changes in fair value of the contracts since their issuance on January 21, 2003. Subsequent increases and decreases in the market price of the Corporation’s common stock will result in the recognition of additional unrealized gains or losses.

The Corporation has the right to fix the number of shares per contract to be delivered to the Corporation upon settlement under the variable-share repurchase contracts (COVERS). By exercising this right, the variable-share repurchase contracts are changed to fixed share repurchase contracts eliminating the requirement to mark the contracts to market.

STOCK SPLIT

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

ACCUMULATED OTHER COMPREHENSIVE INCOME

As of December 31, the components of accumulated other comprehensive income, net of related taxes, were as follows:

	2003	2002	2001

(Dollars in millions)
Unrealized gain on available-for-sale securities	$74	$100	$96
Foreign currency translation	128	19	(27)
Unrealized (loss) gain on cash flow hedges	(10)	(13)	1

Total	$192	$106	$70

For the year ended December 31, 2003, State Street realized gains of $23 million on sales of available-for-sale securities. At December 31, 2002, unrealized gains of $22 million related to those securities were included in accumulated other comprehensive income, net of deferred taxes of $15 million. For the year ended December 31, 2002, State Street realized gains of $58 million, $54 million of which were included in other comprehensive income as net unrealized gains at December 31, 2001, net of deferred taxes of $22 million.

>	NOTE 11

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

>	NOTE 12

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

Quantitative measures established by regulation to ensure capital adequacy require State Street and State Street Bank to maintain minimum risk-based capital and leverage ratios as set forth in the table that follows. The risk-based capital ratios are Tier 1 capital and total capital to total adjusted risk-weighted assets and market-risk equivalents, and the Tier 1 leverage ratio is Tier 1 capital to quarterly average adjusted assets. Management believes, as of December 31, 2003 and 2002, that State Street Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2003, State Street Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” State Street Bank must exceed the “well capitalized” guideline ratios, as set forth in the table, and meet certain other requirements. State Street Bank exceeded all “well capitalized” requirements as of December 31, 2003 and 2002.

The regulatory capital amounts and ratios were the following as of December 31:

	REGULATORY GUIDELINES(1)		STATE STREET		STATE STREET BANK

	Minimum	Well Capitalized	2003	2002	2003	2002

(Dollars in millions)

RISK-BASED RATIOS:
Tier 1 capital	4%	6%	14.0%	17.1%	12.4%	16.4%
Total capital	8	10	15.8	18.0	13.7	16.5

Tier 1 leverage ratio	3	5	5.6	5.6	5.4	5.7

Tier 1 capital			$4,822	$4,727	$4,185	$4,449
Total capital			5,450	4,975	4,601	4,476

ADJUSTED RISK-WEIGHTED ASSETS AND MARKET-RISK EQUIVALENTS:
On-balance sheet			$19,681	$19,382	$18,814	$18,857
Off-balance sheet			14,385	7,925	14,391	7,930
Market-risk equivalents			436	342	421	317

Total			$34,502	$27,649	$33,626	$27,104

Quarterly average adjusted assets			$85,562	$84,031	$76,888	$77,563

(1)

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

CASH, DIVIDEND, LOAN AND OTHER RESTRICTIONS

During 2003, the subsidiary banks of State Street were required by the Federal Reserve Bank to maintain average reserve balances of $116 million. Federal and state banking regulations place certain restrictions on dividends paid by subsidiary banks to State Street. At December 31, 2003, State Street Bank had $1.9 billion of retained earnings available for distribution to State Street in the form of dividends.

The Federal Reserve Act requires that extensions of credit by State Street Bank to certain affiliates, including the State Street Corporation holding company, be secured by specific collateral, that the extension of credit to any one affiliate be limited to 10% of capital and surplus (as defined), and that extensions of credit to all such affiliates be limited to 20% of capital and surplus.

At December 31, 2003, consolidated retained earnings included $108 million representing undistributed earnings of affiliates that are accounted for using the equity method.

>	NOTE 13

LINES OF BUSINESS

State Street reports two lines of business: Investment Servicing and Investment Management. Given the nature of State Street’s services and management organization, the results of operations for these lines of business are not necessarily comparable with those of other companies.

Revenue and expenses are directly charged or allocated to the lines of business through algorithm-based management information systems. State Street prices its products and services on a total client relationship basis and other factors; therefore, revenue may not necessarily reflect market pricing on products within the business lines in the same way as it would for independent business entities. Assets and liabilities are allocated according to rules that support management’s strategic and tactical goals. Capital is allocated based on risk-weighted assets employed and management’s judgment. The capital allocations may not be representative of the capital that might be required if these lines of business were independent business entities.

Investment Servicing provides services for U.S. mutual funds, collective funds worldwide, corporate and public retirement plans, insurance companies, foundations, endowments, and other investment pools. Products include custody, accounting, daily pricing and administration; master trust and master custody; recordkeeping; foreign exchange; securities lending; deposit and short-term investment facilities; loans and lease financing; investment and hedge fund manager operations outsourcing and wealth management services; and performance, risk and compliance analytics to support institutional investors. State Street provides shareholder services, which include mutual fund and collective fund shareholder accounting, through 50%-owned affiliates, Boston Financial Data Services, Inc. and the International Financial Data Services group of companies.

Investment Management offers a broad array of services for managing financial assets, including investment management and investment research, primarily for institutional investors worldwide. These services include passive and active U.S. and non-U.S. equity and fixed income strategies, and other related services, such as securities lending.

Business Divestiture includes the revenue and expenses of the divested Corporate Trust business for 2002 and 2001.

State Street measures its line of business results on an operating basis. As such, the table below includes an “Other/One-Time” category. For 2003, the Other/One-Time category includes the gains on the sales of the Private Asset Management and Corporate Trust businesses, the loss on real estate sold, and restructuring and merger, integration and divestiture charges. For 2002, the Other/One-Time category includes the gain on the sale of the Corporate Trust business and restructuring charges. For 2001, the write-off of State Street’s total investment in Bridge of $50 million is included in Other/One-Time, as well as goodwill amortization expense, which after December 31, 2001, was no longer expensed in accordance with GAAP.

The following is a summary of the results for lines of business:

	INVESTMENT SERVICING			INVESTMENT MANAGEMENT			BUSINESS DIVESTITURE			OTHER/ONE-TIME			TOTAL
	2003	2002	2001	2003	2002	2001	2003	2002	2001	2003	2002	2001	2003	2002	2001

(Dollars in millions)
Years ended December 31,
Fee revenue:
Servicing fees	$1,950	$1,454	$1,359					$77	$74				$1,950	$1,531	$1,433
Management fees	–	–	–	$533	$485	$459		–	–				533	485	459
Global securities lending	206	185	215	39	41	57		–	–				245	226	272
Foreign exchange trading	391	300	368	–	–	–		–	–				391	300	368
Brokerage fees	122	124	89	–	–	–		–	–				122	124	89
Processing fees and other	293	147	160	35	33	24		4	14	$(13)		$(50)	315	184	148

Total fee revenue	2,962	2,210	2,191	607	559	540		81	88	(13)		(50)	3,556	2,850	2,769
Net interest revenue after provision for loan losses	773	905	916	37	57	76		13	23	–		–	810	975	1,015
Gains on the sales of available-for- sale investment securities, net	23	76	43	–	–	–		–	–	–		–	23	76	43
Gains on the sales of divested businesses, net	–	–	–	–	–	–		–	–	345	$495	–	345	495	–

Total revenue	3,758	3,191	3,150	644	616	616		94	111	332	495	(50)	4,734	4,396	3,827
Operating expenses	2,706	2,257	2,281	509	508	516		57	62	406	20	38	3,622	2,841	2,897

Income before income taxes	$1,052	$934	$869	$135	$108	$100		$37	$49	$(74)	$475	$(88)	$1,112	$1,555	$930

Pre-tax margin	28%	29%	28%	21%	18%	16%
Average assets (billions)	$80.6	$76.6	$69.0	$2.1	$1.9	$1.8		$.6	$.5				$82.7	$79.1	$71.3

>	NOTE 14

NET INTEREST REVENUE

Net interest revenue consisted of the following for the years ended December 31:

	2003	2002	2001

(Dollars in millions)

INTEREST REVENUE:
Deposits with banks	$474	$622	$821

Investment securities:
U.S. Treasury and federal agencies	409	404	447
State and political subdivisions (exempt from federal tax)	62	66	71
Other investments	259	287	380

Securities purchased under resale agreements and federal funds sold	168	379	825
Commercial and financial loans	61	82	143
Lease financing	87	104	115
Trading account assets	19	30	53

Total interest revenue	1,539	1,974	2,855

INTEREST EXPENSE:
Deposits	372	498	856
Other borrowings	279	426	881
Long-term debt	78	71	93

Total interest expense	729	995	1,830

Net interest revenue	$810	$979	$1,025

>	NOTE 15

PROCESSING FEES AND OTHER REVENUE

Processing fees and other revenue includes multiple sources of fees and other revenue, including structured products fees, fees from software licensing and maintenance, loan fees, profits and losses from joint ventures, gains and losses on sales of leased equipment and other assets, unrealized gains on SPACES, other-than-temporary impairment losses on investment securities, other trading profits and losses, amortization of investments in tax-advantaged financings, and the residual interest from variable interest entities not consolidated in State Street’s Consolidated Statement of Income. In addition, processing fees and other revenue in 2003 included payments received from Deutsche Bank representing amounts earned on client deposits of the GSS business that have not yet converted to State Street. Once converted, GSS deposits will be reflected as deposits on State Street’s Consolidated Statement of Condition and the related earnings on those deposits will be reflected in net interest revenue.

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

>	NOTE 16

RESTRUCTURING EXPENSES

During the year ended December 31, 2003, State Street implemented an expense reduction program to decrease operating expenses. The expense reductions were achieved through a decrease in direct controllable expenses and by a voluntary separation and enhanced severance program (“VSP”), primarily in the United States. At June 30, 2003, approximately 3,000 individuals accepted the VSP. Subsequent to the VSP, approximately 1,000 positions were replaced.

State Street incurred $296 million of restructuring costs for the year ended December 31, 2003, as a result of the program, as follows:

Restructuring Costs

(Dollars in millions)

COSTS BY CATEGORY:
Severance	$158
Pension	80
Stock compensation	36
Other	22

Total	$296

COSTS BY LINE OF BUSINESS:
Investment Servicing	$262
Investment Management	34

Total	$296

No expenses were incurred prior to 2003 related to the VSP. No further expenses are expected to be incurred after 2003. Following is a rollforward of the restructuring accrual for the year ended December 31, 2003:

Restructuring Accrual

(Dollars in millions)
Balance as of December 31, 2002	$–
Restructuring costs incurred	296
Cash payments made to date	(120)

Balance as of December 31, 2003	$176

The restructuring costs were recorded at the time the accounting events and measurement date occurred. Severance costs included salaries and related benefits to be paid out over a defined period of up to two years. Pension costs will be paid out primarily in equal annual installments over a five-year period. Stock compensation expense was attributable to the modification of various stock options and restricted and deferred stock awards for individuals who accepted the VSP (see Note 1). Other restructuring costs include outplacement services associated with the termination of employees and professional and actuarial fees incurred. It is expected that a majority of accrued costs will be paid by June 30, 2004.

In April 2002, State Street incurred $20 million of expenses related to cost control efforts through the elimination of positions, all of which was paid during the year ended December 31, 2002. These expenses have been reclassified as restructuring costs in the Consolidated Statement of Income for the year ended December 31, 2002 included herein.

>	NOTE 17

EMPLOYEE BENEFIT PLANS

State Street Bank and certain of its U.S. subsidiaries participate in a non-contributory, tax-qualified defined benefit pension plan. In addition to the primary plan, State Street has non-qualified supplemental pension plans (SERPs) that provide certain officers with defined pension benefits in excess of allowable qualified plan limits. Non-U.S. employees participate in local defined benefit plans.

State Street Bank and certain U.S. subsidiaries participate in a post-retirement plan that provides health care and insurance benefits for retired employees.

Information combined for the U.S. and non-U.S. defined benefit plans, and information for the post-retirement plan as of the December 31 measurement date is as follows:

	PRIMARY U.S. AND NON-U.S. DEFINED BENEFIT PLANS		POST-RETIREMENT PLAN
	2003		2003
		2002		2002

(Dollars in millions)

BENEFIT OBLIGATIONS:
Beginning of year	$481	$372	$45	$28
Service cost	39	35	3	2
Interest cost	30	27	3	2
Plan amendments	(41)	18	–	–
Actuarial losses	96	49	7	15
Benefits paid	(66)	(27)	(3)	(2)
Curtailments	(15)	–	5	–
Special termination benefits	51	–	6	–
Foreign currency translation	12	7	–	–

End of year	$587	$481	$66	$45

PLAN ASSETS AT FAIR VALUE:
Beginning of year	$379	$290
Actual return on plan assets	84	(31)
Employer contributions	108	142
Benefits paid	(66)	(27)
Foreign currency translation	7	5

End of year	$512	$379

ACCRUED BENEFIT EXPENSE:
Under funded status of the plans–liability	$75	$102	$66	$45
Unrecognized net asset (obligation) at transition	1	3	(8)	(11)
Unrecognized net losses	(249)	(227)	(15)	(9)
Unrecognized prior service benefits (costs)	27	(16)	–	–

Net (prepaid) accrued benefit expense	$(146)	$(138)	$43	$25

	PRIMARY U.S. AND NON-U.S. DEFINED BENEFIT PLANS			POST-RETIREMENT PLAN

	2003		2002	2003		2002

(Dollars in millions)

AMOUNTS RECOGNIZED IN THE CONSOLIDATED STATEMENT OF CONDITION:

AS OF DECEMBER 31,
Prepaid benefit cost	$(153)		$(145)
Accrued benefit cost	41		15	$43		$25
Intangible assets	(1)		–	–		–
Other	(33)		(8)	–		–

Net (prepaid) accrued benefit expense	$(146)		$(138)	$43		$25

Increase in minimum liability	$25		$8	$–		$–

ACTUARIAL ASSUMPTIONS (U.S. PLANS):

USED TO DETERMINE BENEFIT OBLIGATIONS AS OF DECEMBER 31:
Discount rate used to determine benefit obligation	6.00%		6.75%	6.00%		6.75%
Rate of increase for future compensation	4.50		4.50	–		–

USED TO DETERMINE PERIODIC BENEFIT COST FOR THE YEARS ENDED DECEMBER 31:
Discount rate used to determine benefit obligation	6.75%/5.75	% (1)	7.50%	6.75%/5.75	% (1)	7.50%
Rate of increase for future compensation	4.50		4.50	–		–
Expected long-term rate of return on assets	8.00		8.00	–		–

ASSUMED HEALTH CARE COST TREND RATES AS OF DECEMBER 31:
Cost trend rate assumed for next year	–		–	14.00%		10.00%
Rate to which the cost trend rate is assumed to decline	–		–	5.00		5.00
Year that the rate reaches the ultimate trend rate	–		–	2014		2013

(1)	A rate of 6.75% was used for determining expense in the first two quarters of 2003, and 5.75% was used for the third and fourth quarters.

The accumulated benefit obligation for all U.S. defined benefit pension plans was $490 million and $361 million at December 31, 2003, and 2002, respectively.

To develop the expected long-term rate of return on assets assumption, State Street considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This analysis resulted in the selection of 8.00% as the long-term rate of return on assets assumption.

For the tax-qualified U.S. defined benefit pension plan, the asset allocation as of December 31, 2003 and 2002, and the target allocation for 2004, by asset category, are as follows:

	STRATEGIC TARGET ALLOCATION	PERCENTAGE OF PLAN ASSETS AT DECEMBER 31,
		2003
ASSET CATEGORY	2004		2002

Equity securities	55%	58%	57%
Fixed income securities	30	30	33
Other	15	12	10

Total		100%	100%

The preceding strategic target asset allocation guidelines were last amended in May 1999. Consistent with that allocation, the Plan should generate a real return above inflation and superior to that of a benchmark index consisting of a combination of appropriate capital markets indices weighted in the same proportions as the Plan’s strategic target asset allocation. Equities include domestic and international publicly-traded common, preferred and convertible securities. Fixed income securities include domestic and international corporate and government debt securities, as well as asset-backed securities and private debt. Other includes real estate, alternative investments and cash and cash equivalents. Derivative instruments are an acceptable alternative to investing in these types of securities, but may not be used to leverage the Plan’s portfolio.

Expected employer contributions to the tax-qualified U.S. defined benefit pension plans, non-qualified supplemental employee retirement plans (“SERPs”) and post-retirement plan for the year ending December 31, 2004 are $55 million, $6 million and $3 million, respectively.

State Street has unfunded SERPs that provide certain officers with defined pension benefits in excess of limits imposed by U.S. federal tax law. Information combined for the SERPs as of and for the years ended December 31, is as follows:

	NON-QUALIFIED SERPS
	2003
		2002

(Dollars in millions)

BENEFIT OBLIGATIONS:
Beginning of year	$72	$58
Service cost	4	3
Interest cost	5	4
Actuarial loss	2	14
Benefits paid	(5)	(2)
Curtailments	(3)	–
Settlements	(7)	(7)
Special termination benefits	23	2

End of year	$91	$72

ACCRUED BENEFIT EXPENSE:
Under funded status of the plans	$91	$72
Unrecognized net loss	(29)	(34)
Unrecognized prior service cost	(6)	(10)

Net accrued benefit expense	$56	$28

AMOUNTS RECOGNIZED IN THE STATEMENT OF FINANCIAL CONDITION:
Accrued benefit cost	$70	$49
Intangible assets	(9)	(12)
Other	(5)	(9)

Net accrued benefit expense	$56	$28

(Decrease) increase in minimum liability	$(4)	$4

ACTUARIAL ASSUMPTIONS:
Assumptions used to determine benefit obligations and periodic benefit costs are consistent with those noted above, with the following exception:
Rate of increase for future compensation	4.75%	4.75%

For those defined benefit plans that have accumulated benefit obligations in excess of plan assets as of December 31, 2003 and 2002, the projected benefit obligations are $216 million and $139 million, respectively, the plan assets are $74 million and $46 million, respectively, and the accumulated benefit obligations are $181 million and $109 million, respectively.

If the health care cost trend rates were increased by 1%, the post-retirement benefit obligation as of December 31, 2003, would have increased 11%, and the aggregate expense for service and interest costs for 2003 would have increased by 11%. Conversely, if the health care cost trend rates were decreased by 1%, the post-retirement benefit obligation as of December 31, 2003, would have decreased 10%, and the aggregate expense for service and interest costs for 2003 would have decreased by 10%.

The following table sets forth the actuarially determined expense (income) for State Street’s U.S. and non-U.S. defined benefit plans, SERPs and post-retirement plan for the years ended December 31:

	PRIMARY U.S. AND NON-U.S. DEFINED BENEFIT PLANS			POST-RETIREMENT PLAN

	2003	2002	2001	2003	2002	2001

(Dollars in millions)

COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost	$39	$35	$30	$3	$2	$1
Interest cost	30	27	23	3	2	2
Assumed return on plan assets	(35)	(28)	(25)	–	–	–
Amortization of transition obligation (asset)	(2)	(2)	(2)	1	1	1
Amortization of prior service cost	–	1	1	–	–	–
Amortization of net loss (gain)	12	5	2	1	–	(1)

Net periodic benefit cost	44	38	29	8	5	3

SPECIAL EVENTS ACCOUNTING EXPENSE:
Curtailments	3	–	–	7	–	–
Special termination benefits	51	–	–	6	–	–

Special events accounting expense	54	–	–	13	–	–

Total expense	$98	$38	$29	$21	$5	$3

	NON-QUALIFIED SERPS

	2003	2002	2001

(Dollars in millions)

COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost	$4	$3	$2
Interest cost	5	4	3
Amortization of prior service cost	2	2	1
Amortization of net loss	2	2	1

Net periodic benefit cost	13	11	7

SPECIAL EVENTS ACCOUNTING EXPENSE:
Settlements	1	2	6
Curtailments	2	–	–
Special termination benefits	23	2	–

Special events accounting expense	26	4	6

Total expense	$39	$15	$13

In connection with the VSP (see Note 16), State Street recorded approximately $80 million during the year ended December 31, 2003 for enhanced pension benefits.

Employees of State Street and certain subsidiaries are eligible to contribute a portion of their pre-tax salary to a 401(k) savings plan and an Employee Stock Ownership Plan (ESOP). State Street’s matching portion of these contributions is made in cash, and the related expense for the years ended December 31, was $22 million for 2003, $17 million for 2002 and $21 million for 2001. Further, employees in certain non-U.S. offices participate in other local plans. Expenses for these plans were $25 million, $19 million and $17 million for 2003, 2002 and 2001, respectively.

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

>	NOTE 18

OPERATING EXPENSES – OTHER

The other category of operating expenses consisted of the following for the years ended December 31:

	2003	2002	2001

(Dollars in millions)
Professional services	$94	$92	$119
Advertising and sales promotion	40	46	57
Goodwill amortization	–	–	38
Other	186	164	179

Total operating expenses – other	$320	$302	$393

>	NOTE 19

INCOME TAXES

Income tax expense consisted of the following for the years ended December 31:

	2003	2002	2001

(Dollars in millions)

CURRENT:
Federal	$53	$139	$44
State	53	40	29
Non-U.S.	84	39	58

Total current	190	218	131

DEFERRED:
Federal	169	251	115
State	30	65	26
Non-U.S.	1	6	30

Total deferred	200	322	171

Total income taxes	$390	$540	$302

Current and deferred income taxes for 2002 and 2001 have been reclassified to reflect tax returns as actually filed. The income tax expense related to net realized securities gains was $9 million, $31 million and $17 million for 2003, 2002 and 2001, respectively. Pre-tax income attributable to operations located outside the United States was $176 million, $147 million and $201 million in 2003, 2002 and 2001, respectively.

In 2003, State Street recorded a one-time, after tax charge of $12 million representing settlement of a REIT-related tax matter with the Massachusetts Department of Revenue. The tax rate for the year ended December 31, 2003 was 34.0% excluding the impact of the REIT settlement and 35.1% if the REIT settlement is included.

Significant components of the deferred tax liabilities and assets at December 31 were as follows:

	2003	2002

(Dollars in millions)

DEFERRED TAX LIABILITIES:
Lease financing transactions	$1,535	$1,359
Foreign currency translation	72	4
Unrealized gains on available-for-sale securities, net	51	71
Other	105	68

Total deferred tax liabilities	1,763	1,502

DEFERRED TAX ASSETS:
Operating expenses not currently deductible	75	55
Deferred compensation	34	40
Allowance for loan losses	24	24
Tax carryforwards	40	41
Other	72	65

Total deferred tax assets	245	225
Valuation allowance for deferred tax assets	4	3

Net deferred tax assets	241	222

Net deferred tax liabilities	$1,522	$1,280

The valuation allowance has been determined pursuant to the provisions of Statement of Financial Accounting Standards No. 109, including the Corporation’s estimation of future taxable income, if necessary, and is adequate to reduce the total deferred tax asset to an amount that will more likely than not be realized. At December 31, 2003, State Street had minimum tax credit carryforwards of $35 million and non-U.S. federal tax loss carryforwards of $4 million. The minimum tax credit amount carries forward indefinitely. Non-U.S. federal tax loss carryforwards expire in years 2004 to 2023.

A reconciliation of the U.S. statutory income tax rate to the effective tax rate based on income before income taxes was as follows for the years ended December 31:

	2003	2002	2001

(Dollars in millions)
U.S. federal income tax rate	35.0%	35.0%	35.0%

CHANGES FROM STATUTORY RATE:
State taxes, net of federal benefit	3.8	4.1	3.9
Tax-exempt interest revenue, net of disallowed interest	(2.6)	(3.0)	(3.2)
Tax credits	(.9)	(3.1)	(3.6)
Other, net	(1.3)	(.9)	.5
Non-operating item (1)	1.1	2.6	(.2)

Effective tax rate	35.1%	34.7%	32.4%

(1)

The adjustment for the non-operating item reported in 2003 is the result of the increase in the effective tax rate for a state tax matter that was settled. The 2002 adjustment includes the increase in the effective tax rate resulting from the gain on the sale of State Street’s Corporate Trust business. In 2001, the adjustment includes the decrease in the effective tax rate for the write-off of State Street’s investment in Bridge.

The Internal Revenue Service (“IRS”) is conducting an examination of State Street’s federal income tax returns for the years ended December 31, 1997, 1998 and 1999. In the fourth quarter of 2003, the IRS issued Notices of Proposed Adjustment for these years with respect to State Street’s tax treatment of several lease-in, lease-out transactions. The proposed adjustments relate to the timing of the recognition of income and expense for tax purposes; for financial reporting purposes, deferred taxes have been provided. State Street believes that its tax return reporting of these transactions was consistent with applicable tax law and intends to defend its position.

>	NOTE 20

EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31:

	2003	2002	2001

(Dollars in millions, except per share data)

NET INCOME	$722	$1,015	$628

EARNINGS PER SHARE:
Basic	$2.18	$3.14	$1.94
Diluted	2.15	3.10	1.90

AVERAGE SHARES OUTSTANDING (THOUSANDS):
Basic average shares	331,692	323,520	325,030
Effect of dilutive securities:
Stock options and stock awards	3,492	3,631	4,849
Equity-related financial instruments	142	326	613

Dilutive average shares	335,326	327,477	330,492

For the years ended December 31, 2003, 2002, and 2001, 6,470,000, 8,027,000 and 6,967,000 stock options were outstanding respectively, but not included in the computation of diluted average shares, because the exercise prices of the instruments were greater than the average fair value of State Street’s common stock during those periods.

>	NOTE 21

CONTINGENT LIABILITIES

State Street provides custody, accounting, daily pricing and administration; master trust and master custody; investment management; recordkeeping; foreign exchange and trading services; securities lending; cash management; investment and hedge fund manager operations outsourcing and wealth management services; and information services to clients worldwide. Assets under custody and assets under management are held by State Street in a fiduciary or custodial capacity and are not included in the Consolidated Statement of Condition because such items are not assets of State Street. Management conducts regular reviews of its responsibilities for these services and considers the results in preparing its financial statements. In the opinion of management, no contingent liabilities exist at December 31, 2003, that would have a material adverse effect on State Street’s financial position or results of operations.

In the normal course of business, State Street is subject to challenges from U.S. and non-U.S. tax authorities regarding the amount of taxes due. These challenges may result in adjustments to the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. Management believes State Street is appropriately accrued for tax exposures. If State Street prevails in a matter for which an accrual has been established, or is required to pay an amount exceeding its reserve, the financial impact will be reflected in the period that the matter is resolved.

>	NOTE 22

DERIVATIVE FINANCIAL INSTRUMENTS

State Street uses derivatives to support clients’ needs, conduct trading activities, and manage its interest rate and currency risk. The Corporation takes positions in both the foreign exchange and interest rate markets by buying and selling cash instruments and using financial derivatives, including foreign exchange forward contracts, foreign exchange and interest rate options, and interest rate swaps.

A derivative instrument is a financial instrument or other contract which has one or more underlying and one or more notional amounts, no initial net investment, or a smaller initial net investment than would be expected for similar types of contracts, and which requires or permits net settlement. Derivative instruments include forwards, futures, swaps, options and other instruments with similar characteristics. The use of these instruments impacts fee revenue or net interest revenue.

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

The following table summarizes the contractual or notional amounts of derivative financial instruments held or issued for trading and balance sheet management as of December 31:

	2003	2002

(Dollars in millions)

TRADING:

INTEREST RATE CONTRACTS:
Swap agreements	$3,154	$3,847
Options and caps purchased	332	351
Options and caps written	656	483
Futures	40,003	15,078

FOREIGN EXCHANGE CONTRACTS:
Forward, swap and spot	322,051	227,782
Options purchased	2,243	350
Options written	2,064	136
Futures	–	409

BALANCE SHEET MANAGEMENT:

INTEREST RATE CONTRACTS:
Swap agreements	3,964	2,020

In connection with its interest rate risk management strategies, State Street has executed interest rate swap agreements with a notional value of $2.6 billion and $1.3 billion at December 31, 2003 and 2002, respectively, designated as fair value hedges to hedge the changes in the fair value of certain securities. For the years ended December 31, 2003, 2002 and 2001, State Street recognized net pre-tax losses of approximately $5 million, $5 million and $2 million, respectively, which represented the ineffective portion of the hedge, reported in processing fees and other revenue.

State Street has designated interest rate swaps with a notional value of $150 million as cash flow hedges to its floating rate debt. These interest rate swaps constitute a fully effective hedge. In addition, State Street has entered into interest rate swaps with notional values of $600 million in 2002 and $600 million in 2003. These swaps are designated as fair value hedges to hedge certain of its fixed rate debt issuances. The fair value hedge swaps increased the value of long-term debt presented in the Statement of Condition by $45 million. For the year ended December 31, 2003, the Corporation’s overall weighted average interest rate for long-term debt was 5.58% on a contractual basis and 4.31%, including the effects of derivative contracts.

FAIR VALUE OF DERIVATIVE FINANCIAL INSTRUMENTS

State Street’s risk exposure from interest rate and foreign exchange contracts results from the possibility that one party may default on its contractual obligation or from movements in exchange or interest rates. Credit risk is limited to the positive market value of the derivative financial instrument, which is significantly less than the notional value. The notional value provides the basis for determining the exchange of contractual cash flows. The exposure to credit loss can be estimated by calculating the cost, on a present-value basis, to replace at current market rates all profitable contracts at year-end. The estimated aggregate replacement cost of derivative financial instruments in a net positive position was $5.5 billion at December 31, 2003, and $3.6 billion at December 31, 2002.

The foreign exchange contracts have been reduced by offsetting balances with the same counterparty where a master netting agreement exists.

The following table represents the fair value as of December 31, and average fair value for the years ended December 31, of financial derivative instruments held or issued for trading purposes:

	Fair Value	Average Fair Value

(Dollars in millions)

2003:

FOREIGN EXCHANGE CONTRACTS:
Contracts in a receivable position	$3,821	$2,392
Contracts in a payable position	3,613	2,344

OTHER FINANCIAL INSTRUMENT CONTRACTS:
Contracts in a receivable position	32	75
Contracts in a payable position	51	136

2002:

FOREIGN EXCHANGE CONTRACTS:
Contracts in a receivable position	$2,451	$1,376
Contracts in a payable position	2,373	1,361

OTHER FINANCIAL INSTRUMENT CONTRACTS:
Contracts in a receivable position	91	68
Contracts in a payable position	165	80

Foreign exchange trading revenue related to foreign exchange contracts was $330 million, $300 million and $368 million for the years ended December 31, 2003, 2002 and 2001, respectively. In 2003, State Street also recorded $61 million from Deutsche Bank as foreign exchange trading revenue. For other financial instrument contracts, there were losses of $31 million in 2003, $38 million in 2002 and $22 million in 2001 recorded in processing fees and other revenue. Future cash requirements, if any, related to foreign currency contracts are represented by the gross amount of currencies to be exchanged under each contract unless State Street and the counterparty have agreed to pay or receive the net contractual settlement amount on the settlement date. Future cash requirements on other financial instruments are limited to the net amounts payable under the agreements.

>	NOTE 23

COMMITMENTS AND OFF-BALANCE SHEET ACTIVITIES

Credit-related financial instruments include indemnified securities on loan, commitments to extend credit or purchase assets and standby letters of credit. The total potential loss on undrawn commitments, standby and commercial letters of credit and securities lending indemnifications is equal to the total contractual amount, which does not consider the value of any collateral.

The following is a summary of the contractual amount of credit-related, off-balance sheet financial instruments at December 31:

	2003	2002

(Dollars in millions)
Indemnified securities on loan	$266,055	$131,991
Liquidity asset purchase agreements	16,540	14,044
Loan commitments	12,270	12,499
Standby letters of credit	4,545	3,252
Letters of credit	—	106

On behalf of its clients, State Street lends securities to creditworthy banks, broker-dealers and other institutions. In certain circumstances, State Street may indemnify its clients for the fair market value of those securities against a failure of the borrower to return such securities. Collateral funds resulting from State Street’s securities lending services are held by State Street as agent; therefore, under accounting principles generally accepted in the United States, these assets are not assets of the Corporation. State Street requires the borrowers to provide collateral in an amount equal to or in excess of 102% of the fair market value of the securities borrowed. The borrowed securities are revalued daily to determine if additional collateral is necessary. State Street held, as collateral, cash and U.S. government securities totaling $271.3 billion and $134.6 billion for indemnified securities on loan at December 31, 2003 and 2002, respectively.

Loan commitments (unfunded loans and unused lines of credit), liquidity asset purchase agreements and standby letters of credit are issued to accommodate the financing needs of State Street’s clients and to provide liquidity and credit enhancements to variable interest entities. Loan commitments are agreements by State Street to lend monies at a future date. Liquidity asset purchase agreements are commitments to purchase receivables or securities, subject to conditions established in the agreements.

These loan, liquidity asset purchase and letter of credit commitments are subject to the same credit policies and reviews as loans. Approximately 86% of the loan commitments and asset purchase agreements expire within one year from the date of issue. Since many of the commitments are expected to expire or renew without being drawn, the total commitment amounts do not necessarily represent future cash requirements.

State Street provides liquidity and credit enhancement facilities in the form of liquidity asset purchase agreements, lines of credit, and standby letters of credit to two types of off-balance sheet entities. One type, special purpose entities (“SPEs”), as defined by FIN 46 (revised), which are administered by State Street, issues asset-backed commercial paper (“ABCP”). At December 31, 2003 and 2002, State Street’s commitments under liquidity asset purchase agreements and lines of credit to these SPEs were $11.9 billion and $10.1 billion, respectively, and standby letters of credit were $644 million and $590 million, respectively. Amounts committed, but unused, under the liquidity asset purchase agreements, lines of credit and standby letters of credit that State Street provides to these SPEs are included in the table above. During the year ended December 31, 2003, $50 million was drawn under a liquidity asset purchase agreement. Asset performance deterioration or certain other factors may cause the asset risk to shift from the ABCP investors to State Street as the liquidity provider for the asset purchase agreements, as the SPE may need to repay maturing commercial paper by drawing the liquidity facilities. State Street would acquire the assets at fair market value at the date of transfer. Potential losses, if any, from these SPEs are not expected to materially affect the financial condition or results of operations of the Corporation.

For a second type of off-balance sheet entity, structured as qualified special-purpose entities (“QSPEs”) in accordance with accounting principles generally accepted in the United States, State Street distributes and sells equity interests in tax-exempt investment-grade assets that are primarily sold to mutual fund clients. For these QSPEs, State Street transfers the assets from its investment portfolio at fair market value. Such transfers are treated as sales. For the years ended 2003 and 2002, State Street sold $393 million and $33 million of investment securities, respectively to the QSPEs. The QSPEs finance the acquisition of these assets by selling equity interests to third-party investors. State Street owns a minority residual interest in these QSPEs of less than 6%, or $76 million. As of December 31, 2003, these trusts have a weighted average life of approximately 5.5 years. In a separate agreement, State Street provides liquidity asset purchase agreements to these entities. These liquidity asset purchase agreements obligate State Street to buy the equity interests in the underlying portfolio at par, which approximates market value, in the event that the re-marketing agent is unable to place the equity interests of the off-balance sheet entity with investors. The liquidity asset purchase agreements are subject to early termination by State Street in the event of payment default, bankruptcy of the issuer or credit enhancement provider, taxability, or downgrade of an asset below investment grade. State Street’s liquidity asset purchase agreements to these off-balance sheet entities were $1.2 billion and $1.3 billion at December 31, 2003 and 2002, respectively, none of which were utilized, and are included in the preceding table.

During 2003, State Street acquired and transferred approximately $1.5 billion of investment securities out of its available-for-sale portfolio at fair market value in exchange for cash to another off-balance sheet entity structured as a QSPE. These transfers are treated as sales. State Street provides investment management services to this unaffiliated QSPE.

>	NOTE 24

FAIR VALUE OF FINANCIAL INSTRUMENTS

State Street uses the following methods to estimate the fair value of financial instruments.

For financial instruments that have quoted market prices, those quotes are used to determine fair value. Financial instruments that have no defined maturity, have a remaining maturity of 180 days or less, or reprice frequently to a market rate are assumed to have a fair value that approximates reported book value, after taking into consideration any applicable credit risk. If no market quotes are available, financial instruments are valued by discounting the expected cash flow(s) using an estimated current market interest rate for the financial instrument. For derivative instruments, fair value is estimated as the amount at which an asset or liability could be bought or sold in a current transaction between willing parties, other than in a forced liquidation or sale.

The short maturity of State Street’s assets and liabilities results in a significant number of financial instruments for which fair value equals or closely approximates reported balance sheet value. Such financial instruments are reported in the following balance sheet captions: cash and due from banks, interest-bearing deposits with banks, securities purchased under resale agreements, federal funds sold, deposits, securities sold under repurchase agreements, federal funds purchased and other short-term borrowings. The fair value of trading account assets equals the carrying value. There is no reported cost for loan commitments since terms are at prevailing market rates.

The reported value and fair value for other balance sheet captions as of December 31 were as follows:

	Reported Value	Fair Value

(Dollars in millions)

2003:

INVESTMENT SECURITIES:
Available for sale	$36,598	$36,598
Held to maturity	1,617	1,620

Net loans (excluding leases)	2,707	2,707
Unrealized gains on derivative instruments	3,853	3,853

Long-term debt	2,222	2,227
Unrealized losses on derivative instruments	3,664	3,664

2002:

INVESTMENT SECURITIES:
Available for sale	$26,528	$26,528
Held to maturity	1,543	1,556

Net loans (excluding leases)	1,991	1,991
Unrealized gains on derivative instruments	2,542	2,542

Long-term debt	1,270	1,337
Unrealized losses on derivative instruments	2,538	2,538

>	NOTE 25

NON-U.S. ACTIVITIES

Non-U.S. activities, as defined by the Securities and Exchange Commission, are considered to be those revenue-producing assets and transactions that arise from clients domiciled outside the United States.

Due to the nature of State Street’s business, precise segregation of U.S. and non-U.S. activities is not possible. Subjective judgments have been used to arrive at the operating results for non-U.S. activities, including the application of tax transfer pricing and asset-liability management policies. Interest expense allocations are based on the average cost of short-term borrowed funds. State Street does not allocate costs related to resources common to non-U.S. and U.S. activities.

The following table summarizes non-U.S. operating results for the years ended December 31, and assets as of December 31, based on the domicile location of clients:

	2003	2002	2001

(Dollars in millions)

RESULTS OF OPERATIONS:
Fee revenue	$1,111	$654	$642

Interest revenue	612	786	1,023
Interest expense	288	375	622

Net interest revenue	324	411	401

Total revenue	1,435	1,065	1,043
Operating expenses	1,045	704	648

Income before income taxes	390	361	395
Income tax expense	146	145	158

Net income	$244	$216	$237

ASSETS:
Interest-bearing deposits with banks	$21,738	$28,143	$20,317
Loans and other assets	7,053	4,851	4,525

Total assets	$28,791	$32,994	$24,842

>	NOTE 26

FINANCIAL STATEMENTS OF STATE STREET CORPORATION (PARENT ONLY)

STATEMENT OF INCOME	2003	2002	2001

(Dollars in millions)
Years ended December 31,
Interest on securities purchased under resale agreements	$93	$87	$201
Cash dividends from consolidated bank subsidiary	145	200	175
Cash dividends from consolidated non-bank subsidiaries	52	5	8
Other, net	33	29	29

Total revenue	323	321	413
Interest on securities sold under repurchase agreements	75	73	172
Other interest expense	77	79	111
Other expenses	12	14	10

Total expenses	164	166	293
Income tax benefit	(1)	(8)	(20)

Income before equity in undistributed income of subsidiaries and affiliates	160	163	140
Equity in undistributed income (loss) of subsidiaries and affiliates:
Consolidated bank subsidiary	541	813	513
Consolidated non-bank subsidiaries and unconsolidated affiliates	21	39	(25)

Net income	$722	$1,015	$628

STATEMENT OF CONDITION	2003	2002

(Dollars in millions)
As of December 31,

ASSETS:
Interest-bearing deposits with bank subsidiary	$803	$517

SECURITIES PURCHASED UNDER RESALE AGREEMENTS FROM:
Consolidated bank subsidiary	1,445	414
Consolidated non-bank subsidiary	38	354
External parties	5,905	5,111

Available-for-sale securities	88	67

INVESTMENTS IN SUBSIDIARIES:
Consolidated bank subsidiary	6,019	5,074
Consolidated non-bank subsidiaries	763	479
Unconsolidated affiliates	159	125

NOTES AND OTHER RECEIVABLES FROM:
Consolidated bank subsidiary	73	200
Consolidated non-bank subsidiaries and affiliates	115	170

Other assets	91	57

Total assets	$15,499	$12,568

LIABILITIES:
Securities sold under repurchase agreements	$7,032	$5,277
Commercial paper	981	998

ACCRUED TAXES, EXPENSES AND OTHER LIABILITIES DUE TO:
Consolidated bank subsidiary	53	78
Consolidated non-bank subsidiaries	8	7
External parties	202	201

Long-term debt	1,476	1,220

Total liabilities	9,752	7,781
Stockholders’ equity	5,747	4,787

Total liabilities and stockholders’ equity	$15,499	$12,568

STATEMENT OF CASH FLOWS	2003	2002	2001

(Dollars in millions)
Years ended December 31,

NET CASH PROVIDED BY OPERATING ACTIVITIES	$167	$126	$226

INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing deposits with bank subsidiary	(286)	(367)	201
Net (increase) decrease in securities purchased under resale agreements	(1,509)	(1,806)	1,161
Purchases of available-for-sale securities	(23)	(43)	(19)
Investments in consolidated bank subsidiary	(320)	–	–
Investments in non-bank subsidiaries and affiliates	(272)	(54)	(190)
Net decrease (increase) in notes receivable from subsidiaries	56	(30)	1
Other	12	19	11

Net Cash (Used) Provided by Investing Activities	(2,342)	(2,281)	1,165

FINANCING ACTIVITIES:
Net increase (decrease) in short-term borrowings	1,755	1,782	(1,271)
Net (decrease) increase in commercial paper	(17)	499	12
Proceeds from issuance of long-term debt, net of issuance costs	343	–	–
Payments for long-term debt	(100)	–	–
Proceeds from the issuance of common stock/SPACES, net of issuance costs	257	–	–
Purchases of common stock	(3)	(75)	(252)
Proceeds from issuance of treasury stock	119	98	247
Payments for cash dividends	(179)	(149)	(127)

Net Cash Provided (Used) by Financing Activities	2,175	2,155	(1,391)

Net Change	–	–	–
Cash and Due from Banks at Beginning of Year	–	–	–

Cash and Due from Banks at End of Year	$–	$–	$–

Consolidated Financial Statements

>	NOTE 27

QUARTERLY RESULTS OF OPERATIONS, SHARE AND PER SHARE DATA (UNAUDITED)

	2003 QUARTERS				2002 QUARTERS

	Fourth	Third	Second	First	Fourth	Third	Second	First

(Dollars and shares in millions,
except per share data)

CONSOLIDATED STATEMENT OF INCOME:
Fee revenue	$957	$928	$881	$790	$706	$702	$745	$697
Interest revenue	377	364	401	397	465	475	510	524
Interest expense	167	161	208	193	240	251	261	243

Net interest revenue	210	203	193	204	225	224	249	281
Provision for loan losses	–	–	–	–	1	1	1	1

Net interest revenue after provision for loan losses	210	203	193	204	224	223	248	280
Net gains on the sales of securities, included in fee revenue above	(6)	(5)	8	26	31	31	10	4
Gains on the sales of divested businesses, net	345	–	–	–	495	–	–	–

Total revenue	1,506	1,126	1,082	1,020	1,456	956	1,003	981
Operating expenses	828	821	1,139	834	704	684	738	715

Income before income taxes	678	305	(57)	186	752	272	265	266
Income tax expense (benefit)	231	103	(34)	90	275	90	87	88

Net income	$447	$202	$(23)	$96	$477	$182	$178	$178

EARNINGS PER SHARE:
Basic	$1.34	$.61	$(.07)	$.29	$1.47	$.57	$.55	$.55
Diluted	1.33	.60	(.07)	.29	1.46	.56	.54	.54

AVERAGE SHARES OUTSTANDING:
Basic	334	332	331	330	324	323	324	324
Diluted	339	337	334	332	326	326	328	329

CONSOLIDATED FINANCIAL STATEMENTS

>	ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

>	ITEM 9A. CONTROLS AND PROCEDURES

State Street has established and maintains disclosure controls and other procedures that are designed to ensure that material information relating to State Street and its subsidiaries required to be disclosed by State Street in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Corporation’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. For the period covered in this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that State Street’s disclosure controls and procedures were effective as of December 31, 2003.

The Chief Executive Officer and Chief Financial Officer have also concluded that there were no changes in the Corporation’s internal control over financial reporting identified in connection with the evaluation described in the preceding paragraph that occurred during the fiscal quarter ended December 31, 2003, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART III

>	ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning State Street’s directors will appear in State Street’s Proxy Statement for the 2004 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2004, under the caption “Election of Directors.” Such information is incorporated herein by reference.

Information concerning State Street’s executive officers appears under the caption “Executive Officers of the Registrant” in Item 4A of this Report.

Information concerning compliance with Section 16(a) of the Securities Exchange Act will appear in State Street’s Proxy Statement for the 2004 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2004, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.” Such information is incorporated herein by reference.

Information concerning State Street’s Examining and Audit Committee will appear in State Street’s Proxy Statement for the 2004 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2004, under the caption “Corporate Governance at State Street — Committees of the Board of Directors.” Such information is incorporated herein by reference.

State Street’s Board of Directors has adopted a code of ethics that applies to its principal executive officer, principal accounting officer or controller, or persons performing similar functions. That Code of Ethics for Financial Officers has been posted on State Street’s Internet website at www.statestreet.com. State Street would intend to satisfy the disclosure requirements under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of its Code of Ethics for Financial Officers and that relates to a substantive amendment or material departure from a provision of the Code by posting such information on its internet website at www.statestreet.com. State Street would also intend to satisfy the disclosure requirements of the NYSE listing standards regarding waivers of the Standard of Conduct for Directors, and waivers for executive officers of the Standard of Conduct at State Street, by posting such information on its internet website at www.statestreet.com.

>	ITEM 11. EXECUTIVE COMPENSATION

Information in response to this item will appear in State Street’s Proxy Statement for the 2004 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2004, under the captions “Executive Compensation,” “Compensation of Directors,” “Retirement Benefits,” “Committees of the Board of Directors — Executive Compensation Committee,” “Report of the Executive Compensation Committee,” and “Stockholder Return Performance Presentation.” Such information is incorporated herein by reference.

>	ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning security ownership of certain beneficial owners and management will appear in State Street’s Proxy Statement for the 2004 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2004, under the caption “Beneficial Ownership of Shares.” Such information is incorporated herein by reference.

RELATED STOCKHOLDER MATTERS

The following table discloses the number of outstanding options, warrants and rights granted by the Corporation to participants in equity compensation plans, as well as the number of securities remaining available for future issuance under these plans, as of December 31, 2003. The table provides this information separately for equity compensation plans that have and have not been approved by security holders.

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

(Share data in thousands)
PLAN CATEGORY:
Equity compensation plans approved by stockholders	29,443	$42.08	9,642
Equity compensation plans not approved by stockholders	123	44.59	890

Total	29,566	42.13	10,532

Two compensation plans under which equity securities of the Registrant are authorized for issuance have been adopted without the approval of stockholders.

In 1996, the Board of Directors adopted the State Street Global Advisors Equity Compensation Plan, pursuant to which senior officers of SSgA are eligible to be selected for participation in the plan, and to receive awards providing for the deferred delivery of shares of common stock. Awards outstanding at December 31, 2003, covered 778,000 shares to be issued, of which 60% had vested, with the remainder vesting 20% per annum over the two years ending December 31, 2005. In general, delivery of shares under vested awards commences December 31, 2004, and upon termination of a participant’s employment unvested portions are forfeited. Special vesting and deliverability rules apply in the case of death, disability, and retirement or as determined by the Executive Compensation Committee of the Board in the case of severance or voluntary separation. As a result of the voluntary separation program in 2003, 230,000 shares were issued to participants who left the Corporation. Award participants are subject to a non-competition and non-solicitation of business covenant during a period of 18 months following termination of employment. The awards are non-transferable by the recipient. Shares underlying forfeited awards are available for future awards under the plan; at December 31, 2003, 4,000 shares remained available under the plan for future awards.

In 2001, the Board of Directors adopted the State Street Corporation Savings-Related Stock Plan (“SAYE Plan”), for employees in the United Kingdom. Under the SAYE Plan, employee-participants could commit to save a specified amount from after-tax pay for a fixed period (either three or five years). Savings are deducted automatically. At the end of the period chosen, a tax-free bonus is added by the Registrant to the savings amount (the level of the bonus depends on the length of the fixed period of savings), and participants have the option to receive the savings and bonus amount in cash, or to use the amount to purchase common stock from the Registrant at an exercise price equal to the market price of the stock as of the date of joining the SAYE Plan less a discount fixed by the Registrant at the date of joining. For participants joining the SAYE Plan in 2001, the discount was 15%. There was no discount for participants joining in 2002. Options granted under the SAYE Plan are non-transferable. If a participant withdraws from participation before the end of the fixed period, the options to purchase stock are forfeited. If a participant terminates during the period due to retirement, disability, redundancy or sale of the employer from the Registrant’s group, the options may be exercised within six months of the occurrence, or one year if by reason of death. Under the SAYE Plan, an aggregate of 170,000 shares of common stock was authorized for issuance. The SAYE Plan has been discontinued and no new participations under the SAYE Plan are permitted. At December 31, 2003, a total of 123,000 shares of common stock are eligible to be purchased under outstanding options.

In addition, individual directors who are not employees of State Street have received annual awards of deferred stock for a number of shares based on the amount of their annual retainer, payable after the director leaves the Board or reaches age 65. The number of deferred shares includes, in the case of certain directors, additional deferred share amounts in respect of an accrual under a terminated retirement plan, and for all directors is increased to reflect dividends paid on the Common Stock. Awards made through June 30, 2003, have not been approved by stockholders. Awards providing for the deferred delivery of an aggregate of 108,000 shares of Common Stock were outstanding as of December 31, 2003. Also, directors who are not employees of State Street may receive their annual retainer payable at their option either in shares of Common Stock or cash, and may further elect to defer either 50% or 100% until after termination of their services as a director. The number of deferred shares is increased to reflect dividends paid on the Common Stock. As of December 31, 2003, an aggregate of 22,000 shares of Common Stock have been deferred for delivery in the future under this retainer program; awards made through June 30, 2003, have not been approved by stockholders. Awards of deferred stock made or non-deferred retainer shares paid to individual directors after June 30, 2003, have been or will be made under State Street’s 1997 Equity Incentive Plan, approved by stockholders.

>	ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions will appear in State Street’s Proxy Statement for the 2004 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2004, under the caption “Related Transactions.” Such information is incorporated herein by reference.

>	ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services will appear in State Street’s Proxy Statement for the 2004 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2004, under the caption “Relationship with Independent Auditors.” Such information is incorporated herein by reference.

PART IV

>	ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

>	(a) (1) FINANCIAL STATEMENTS

The following consolidated financial statements of State Street are included in Item 8 hereof:

Report of Independent Auditors

Consolidated Statement of Income — Years ended December 31, 2003, 2002 and 2001

Consolidated Statement of Condition — As of December 31, 2003 and 2002

Consolidated Statement of Changes in Stockholders’ Equity — Years ended December 31, 2003, 2002 and 2001

Consolidated Statement of Cash Flows — Years ended December 31, 2003, 2002 and 2001

Notes to Financial Statements

>	(a) (2) FINANCIAL STATEMENT SCHEDULES

Certain schedules to the consolidated financial statements have been omitted if they were not required by Article 9 of Regulation S-X or if, under the related instructions, they were inapplicable, or the information was contained elsewhere herein.

>	(a) (3) EXHIBITS

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

4.1

The description of the Registrant’s Common Stock is included in the Registrant’s Registration Statement on Forms 8-A, as filed with the Securities and Exchange Commission on January 18, 1995 and March 7, 1995, as supplemented by the description of the Registrant’s Preferred Stock Purchase Rights attached to the Common Stock included in the Registrant’s Registration Statement on Forms 8-A (filed with the Securities and Exchange Commission on January 18, 1995 and March 7, 1995 and as updated by Form 8-A/A filed with the Securities and Exchange Commission on July 7, 1998, and incorporated by reference)

4.2

Amended and Restated Rights Agreement dated as of June 18, 1998 between Registrant and Bank Boston N.A., as Rights Agent (filed with the Securities and Exchange Commission as Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated June 18, 1998 and incorporated by reference)

4.3

Certificate of Designation, Preference and Rights (filed with the Securities and Exchange Commission as Exhibit 3.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated by reference)

4.4

Indenture dated as of May 1, 1983 between Registrant and Morgan Guaranty Trust Company of New York, Trustee, relating to Registrant’s 7 3/4% Convertible Subordinated Debentures due 2008 (filed with the Securities and Exchange Commission as Exhibit 4 to Registrant’s Registration Statement on Form S-3 (Commission File No. 2-83251) and incorporated by reference)

4.5

Indenture dated as of August 2, 1993 between Registrant and The First National Bank of Boston, as trustee relating to Registrant’s long-term notes (filed with the Securities and Exchange Commission as Exhibit 4 to Registrant’s Current Report on Form 8-K dated October 8, 1993 and incorporated by reference)

4.6

Instrument of Resignation, Appointment, and Acceptance, dated as of February 14, 1996 among Registrant, The First National Bank of Boston (resigning trustee) and Fleet National Bank of Massachusetts (successor trustee) (filed with the Securities and Exchange Commission as Exhibit 4.6 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated by reference)

4.7

Instrument of Resignation, Appointment and Acceptance dated as of June 26, 1997 among the Registrant, Fleet National Bank (resigning trustee) and First Trust National Association (now known as U.S. Bank National Association) (successor trustee) (filed with the Securities and Exchange Commission as Exhibit 4.13 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated by reference)

4.8

Junior Subordinated Indenture dated as of December 15, 1996 between Registrant and Bank One Trust Company, N.A. (as successor in interest to The First National Bank of Chicago), as trustee (filed with the Securities and Exchange Commission as Exhibit 1 to Registrant’s Current Report on Form 8-K dated February 27, 1997 and incorporated by reference)

4.9

First Supplemental Indenture dated as of January 21, 2003 to the Junior Subordinated Indenture as of December 15, 1996 between Registrant and Bank One Trust Company, N.A., as trustee (filed with the Securities and Exchange Commission as Exhibit 4.27 to Registrant’s Current Report on Form 8-K dated January 21, 2003 and incorporated by reference)

4.10

Amended and Restated Trust Agreement dated as of December 15, 1996 relating to State Street Institutional Capital A (filed with the Securities and Exchange Commission as Exhibit 2 to Registrant’s Current Report on Form 8-K dated February 27, 1997 and incorporated by reference)

4.11

Capital Securities Guarantee Agreement dated as of December 15, 1996 between Registrant and Bank One Trust Company, N.A. (as successor in interest to The First National Bank of Chicago) (filed with the Securities and Exchange Commission as Exhibit 3 to Registrant’s Current Report on Form 8-K dated February 27, 1997 and incorporated by reference)

4.12

Amended and Restated Trust Agreement, dated March 11, 1997 relating to State Street Institutional Capital B (filed with the Securities and Exchange Commission as Exhibit 2 to Registrant’s Current Report on Form 8-K dated April 17, 1997 and incorporated by reference)

4.13

Capital Securities Guarantee Agreement dated March 11, 1997 between Registrant and Bank One Trust Company N.A. (as successor in interest to The First National Bank of Chicago) (filed with the Securities and Exchange Commission as Exhibit 3 to Registrant’s Current Report on Form 8-K dated April 17, 1997 and incorporated by reference)

4.14

Indenture dated as of June 15, 2000 between Registrant and Bank One Trust Company, N.A., as trustee (filed with the Securities and Exchange Commission as Exhibit 4.26 to Post-Effective Amendment No. 1 to Registrant’s Registration Statement on Form S-3 filed on June 20, 2000, Commission File No. 333-34516, and incorporated by reference)

4.15

Certificate of Trust of State Street Capital Trust II, as filed with the Delaware Secretary of State on March 25, 1998 (filed with the Securities and Exchange Commission as Exhibit 4.18 to Registrant’s Registration Statement on Form S-3 filed on April 1, 1998, Commission File No. 333-49143, and incorporated by reference)

4.16

Certificate of Trust of State Street Capital Trust III, as filed with the Delaware Secretary of State on March 25, 1998 (filed with the Securities and Exchange Commission as Exhibit 4.19 to Registrant’s Registration Statement on Form S-3 filed on April 1, 1998, Commission File No. 333-49143, and incorporated by reference)

4.17

Certificate of Trust of State Street Capital Trust IV, as filed with the Delaware Secretary of State on March 31, 2000 (filed with the Securities and Exchange Commission as Exhibit 4.19 to Registrant’s Registration Statement on Form S-3 filed on April 11, 2000, Commission File No. 333-34516, and incorporated by reference)

4.18

Declaration of Trust of State Street Capital Trust II among Registrant, as Depositor, Bank One Trust Company, N.A. (as successor in interest to The First National Bank of Chicago), as Property Trustee, Bank One Delaware, Inc., as Delaware Trustee, and the Administrative Trustees named therein (filed with the Securities and Exchange Commission as Exhibit 4.21 to Registrant’s Registration Statement on Form S-3 filed on April 1, 1998, Commission File No. 333-49143, and incorporated by reference)

4.19

Declaration of Trust of State Street Capital Trust III among Registrant, as Depositor, Bank One Trust Company, N.A. (as successor in interest to The First National Bank of Chicago), as Property Trustee, Bank One Delaware, Inc., as Delaware Trustee, and the Administrative Trustees named therein (filed with the Securities and Exchange Commission as Exhibit 4.22 to Registrant’s Registration Statement on Form S-3 filed on April 1, 1998, Commission File No. 333-49143, and incorporated by reference)

4.20

Declaration of Trust of State Street Capital Trust IV among Registrant, as Depositor, Bank One Trust Company, N.A., as Property Trustee, Bank One Delaware, Inc., as Delaware Trustee, and the Administrative Trustees named therein (filed with the Securities and Exchange Commission as Exhibit 4.22 to Registrant’s Registration Statement on Form S-3 filed on April 11, 2000, Commission File No. 333-34516, and incorporated by reference)

4.21

Form of Amended and Restated Trust Agreement for each of State Street Capital Trust II, State Street Capital Trust III, and State Street Capital Trust IV among Registrant, as Depositor, Bank One Trust Company, N.A. (where applicable, as successor in interest to The First National Bank of Chicago), as Property Trustee, Bank One Delaware, Inc., as Delaware Trustee, and the Administrative Trustees named therein (filed with the Securities and Exchange Commission as Exhibit 4.23 to Registrant’s Registration Statement on Form S-3 filed on April 11, 2000, Commission File No. 333-34516, and incorporated by reference)

4.22

Form of Guarantee Agreement for each of State Street Capital Trust II, State Street Capital Trust III and State Street Capital Trust IV between Registrant, as guarantor, and Bank One Trust Company, N.A. (where applicable, as successor in interest to The First National Bank of Chicago), as trustee (filed with the Securities and Exchange Commission as Exhibit 4.25 to Registrant’s Registration Statement on Form S-3 filed on April 11, 2000, Commission File No. 333-34516, and incorporated by reference)

4.23

Amended and Restated Trust Agreement for State Street Capital Trust II dated as of January 21, 2003 among Registrant, as Depositor, Bank One Trust Company, N.A., as Delaware Trustee, and the Administrative Trustees named therein (filed with the Securities and Exchange Commission as Exhibit 4.24 to Registrant’s Current Report on Form 8-K dated January 21, 2003 and incorporated by reference)

4.24

Guarantee Agreement dated as of January 21, 2003 for State Street Capital Trust II between Registrant, as Guarantor, and Bank One Trust Company, N.A., as Guarantee Trustee (filed with the Securities and Exchange Commission as Exhibit 4.26 to Registrant’s Current Report on Form 8-K dated January 21, 2003 and incorporated by reference)

4.25

Purchase Contract Agreement dated as of January 21, 2003 between Registrant and Bank One Trust Company, N.A., as Purchase Contract Agent (filed with the Securities and Exchange Commission as Exhibit 4.29 to Registrant’s Current Report on Form 8-K dated January 21, 2003 and incorporated by reference)

4.26

Pledge Agreement dated as of January 21, 2003 among Registrant, Bank One, N.A., as Collateral Agent, Custodial Agent and Securities Intermediary, and Bank One Trust Company, N.A., as Purchase Contract Agent (filed with the Securities and Exchange Commission as Exhibit 4.33 to Registrant’s Current Report on Form 8-K dated January 21, 2003 and incorporated by reference)

(Note: Registrant agrees to furnish to the Securities and Exchange Commission upon request a copy of any other instrument with respect to long-term debt of the Registrant and its subsidiaries.  Such other instruments are not filed herewith since no such instrument relates to outstanding debt in an amount greater than 10% of the total assets of Registrant and its subsidiaries on a consolidated basis)

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

Amendment No. 5 dated as of December 20, 2001 to Registrant’s 1997 Equity Incentive Plan, as amended (filed with the Securities and Exchange Commission as Exhibit 12D to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated by reference)

10.13

Description of 1998 deferred stock awards and issuances in lieu of retainer to non-employee directors (filed with the Securities and Exchange Commission as Exhibit 10.16 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated by reference)

10.14

Description of 1999 deferred stock awards (filed with the Securities and Exchange Commission on page 8 under the heading “Compensation of Directors” of Registrant’s Proxy Statement for the 2000 Annual Meeting and incorporated by reference)

10.15

Description of 2000 deferred stock awards (filed with the Securities and Exchange Commission on page 8 under the heading “Compensation of Directors” of Registrant’s Proxy Statement for the 2001 Annual Meeting and incorporated by reference)

10.16

Description of 2001 deferred stock awards (filed with the Securities and Exchange Commission on page 7 under the heading “Compensation of Directors” of Registrant’s Proxy Statement for the 2002 Annual Meeting and incorporated by reference)

10.17

Description of 2002 deferred stock awards (filed with the Securities and Exchange Commission on page 4 under the heading “Compensation of Directors” of Registrant’s Proxy Statement for the 2003 Annual Meeting and incorporated by reference)

10.18

Amended and Restated Deferred Compensation Plan for Directors of State Street Corporation (filed with the Securities and Exchange Commission as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated by reference)

10.19

Amended and Restated Deferred Compensation Plan for Directors of State Street Bank and Trust Company (filed with the Securities and Exchange Commission as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and incorporated by reference)

10.20

Registrant’s 401(k) Restoration and Voluntary Deferral Plan (filed with the Securities and Exchange Commission as Exhibit 10 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated by reference)

10.21

Registrant’s Savings-Related Stock Plan for United Kingdom employees (filed with the Securities and Exchange Commission as Exhibit 99.1 to Registrant’s Registration Statement on Form S-8 filed on September 23, 2002, Commission File No. 333-100001, and incorporated by reference)

10.22

Compensation agreement with Maureen Scannell Bateman (filed with the Securities and Exchange Commission as Exhibit 10.21 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated by reference)

10.23

Memorandum of Agreement with Nicholas A. Lopardo (filed with the Securities and Exchange Commission as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated by reference)

10.24

Memorandum of agreement of employment of Edward J. Resch, accepted October 16, 2002 (filed with the Securities and Exchange Commission as Exhibit 10.23 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated by reference)

10.25

Memorandum of Agreement with Maureen Scannell Bateman supplemental to an Executive Voluntary Separation election (filed with the Securities and Exchange Commission as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated by reference)

11.1	Computation of Earning per Share (information appears in Note 18 to the Notes to the Consolidated Financial Statements included in Part I, Item 8, “Financial Statements and Supplementary Data”)

12.1	Statement of ratio of earnings to fixed charges

21.1	Subsidiaries of State Street Corporation

23.1	Consent of Independent Auditors

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certifications

>	(b) REPORTS ON FORM 8-K

A current report on Form 8-K dated January 13, 2004, was filed, by the Registrant, on January 13, 2004, with the Securities and Exchange Commission reporting results of operations and related financial information for its completed fourth quarter of 2003.

Amendment No. 1 to the current report on Form 8-K dated January 13, 2004, was filed, by the Registrant, on January 20, 2004, on Form 8-K/A, correcting a computational error in Exhibit 99.1 to the Form 8-K dated January 13, 2004.

A current report on Form 8-K dated February 17, 2004, was filed, by the Registrant on February 18, 2004, with the Securities and Exchange Commission reporting the Registrant’s election to fix the variable-share settlement rate of the variable-share repurchase contracts constituting part of the Registrant’s 6.75% SPACES or existing separately as Registrant’s 4.0% Separate COVERS, in accordance with the terms of the Purchase Contract Agreement.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, on February 19, 2004, thereunto duly authorized.

STATE STREET CORPORATION

By /s/ FREDERICK P. BAUGHMAN

FREDERICK P. BAUGHMAN,
Senior Vice President, Controller and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 19, 2004 by the following persons on behalf of the registrant and in the capacities indicated.

OFFICERS:
/s/ DAVID A. SPINA	/s/ EDWARD J. RESCH

DAVID A. SPINA,	EDWARD J. RESCH,
Chairman and Chief Executive Officer;	Executive Vice President,
Director	Chief Financial Officer

/s/ FREDERICK P. BAUGHMAN

FREDERICK P. BAUGHMAN,
Senior Vice President, Controller and Chief Accounting Officer

DIRECTORS:
/s/ TENLEY E. ALBRIGHT	/s/ KENNETT F. BURNES

TENLEY E. ALBRIGHT, M.D.	KENNETT F. BURNES

/s/ TRUMAN S. CASNER	/s/ NADER F. DAREHSHORI

TRUMAN S. CASNER	NADER F. DAREHSHORI

/s/ ARTHUR L. GOLDSTEIN	/s/ DAVID P. GRUBER

ARTHUR L. GOLDSTEIN	DAVID P. GRUBER

/s/ LINDA A. HILL	/s/ CHARLES R. LAMANTIA

LINDA A. HILL	CHARLES R. LAMANTIA

/s/ RONALD E. LOGUE	/s/ ALFRED POE

RONALD E. LOGUE	ALFRED POE

/s/ RICHARD P. SERGEL	/s/ RONALD L. SKATES

RICHARD P. SERGEL	RONALD L. SKATES

/s/ GREGORY L. SUMME	/s/ DIANA CHAPMAN WALSH

GREGORY L. SUMME	DIANA CHAPMAN WALSH

/s/ ROBERT E. WEISSMAN

ROBERT E. WEISSMAN

EXHIBIT INDEX

(filed herewith)

12.1	Statement of ratio of earnings to fixed charges
21.1	Subsidiaries of State Street Corporation
23.1	Consent of Independent Auditors
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certifications