Form 10-Q
period 2004-03-31
STATE STREET CORP
filed 2004-05-06
CIK 93751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2004

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

Yes ☒    No ☐

The number of shares of the Registrant’s Common Stock outstanding on April 30, 2004 was 335,919,316.

STATE STREET CORPORATION

PART I.    ITEM 1.

FINANCIAL STATEMENTS

Consolidated Statement of Income—State Street Corporation (Unaudited)

(Dollars in millions, except per share data) Three months ended March 31,	2004	2003

Fee Revenue:
Servicing fees	$555	$438
Management fees	147	125
Securities lending	64	55
Foreign exchange trading	118	72
Brokerage fees	45	30
Processing fees and other	84	70

Total fee revenue	1,013	790

Net Interest Revenue:
Interest revenue	384	397
Interest expense	181	193

Net interest revenue	203	204
Provision for loan losses	–	–

Net interest revenue after provision for loan losses	203	204

Gains on the sales of available-for-sale investment securities	3	26

Total Revenue	1,219	1,020

Operating Expenses:
Salaries and employee benefits	462	443
Information systems and communications	139	130
Transaction processing services	96	72
Occupancy	90	71
Merger and integration costs	18	37
Other	103	81

Total operating expenses	908	834

Income before income taxes	311	186
Income tax expense	94	90

Net Income	$217	$96

Earnings Per Share
Basic	$.65	$.29
Diluted	.63	.29

Average Shares Outstanding (in thousands)
Basic	334,635	329,569
Diluted	342,129	332,054

Cash Dividends Declared Per Share	$.15	$.13

The accompanying notes are an integral part of these financial statements.

PART I.    ITEM 1.

FINANCIAL STATEMENTS (continued)

Consolidated Statement of Condition—State Street Corporation

(Dollars in millions)	March 31, 2004	December 31, 2003

	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$2,379	$3,376
Interest-bearing deposits with banks	27,228	21,738
Securities purchased under resale agreements	13,968	9,447
Federal funds sold	1,000	104
Trading account assets	347	405
Investment securities (including securities pledged of $ and $13,278)	34,605	38,215
Loans (less allowance of $36 and $61)	4,968	4,960
Premises and equipment	1,238	1,212
Accrued income receivable	1,014	1,015
Goodwill	1,329	1,326
Other intangible assets	542	525
Other assets	4,278	5,211

Total Assets	$92,896	$87,534

Liabilities
Deposits:
Noninterest-bearing	$9,352	$7,893
Interest-bearing—U.S.	6,826	5,062
Interest-bearing—Non-U.S.	37,334	34,561

Total deposits	53,512	47,516
Securities sold under repurchase agreements	21,811	22,806
Federal funds purchased	2,083	1,019
Other short-term borrowings	1,434	1,437
Accrued taxes and other expenses	2,386	2,424
Other liabilities	3,484	4,363
Long-term debt	2,244	2,222

Total Liabilities	86,954	81,787

Stockholders’ Equity
Preferred stock, no par: authorized 3,500,000 shares; issued none
Common stock, $1 par: authorized 500,000,000 shares, issued 337,130,000 and 337,132,000	337	337
Surplus	298	329
Retained earnings	5,174	5,007
Accumulated other comprehensive income	207	192
Treasury stock, at cost (1,705,000 and 2,658,000 shares)	(74)	(118)

Total Stockholders’ Equity	5,942	5,747

Total Liabilities and Stockholders’ Equity	$92,896	$87,534

The accompanying notes are an integral part of these financial statements.

PART I.    ITEM 1.

FINANCIAL STATEMENTS (continued)

Consolidated Statement of Changes in Stockholders’ Equity—State Street Corporation (Unaudited)

	Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
(Dollars in millions, shares in thousands)	Shares	Amount				Shares	Amount	Total

Balance at December 31, 2002	329,992	$330	$104	$4,472	$106	5,065	$(225)	$4,787
Comprehensive income:
Net income				96				96
Change in net unrealized gains/losses on available-for sale securities, net of related taxes of $(16)					(19)			(19)
Foreign currency translation, net of related taxes of $4					8			8
Change in unrealized gains/losses on cash flow hedges, net of related taxes of $(1)					(1)			(1)

Total comprehensive income				96	(12)			84
Cash dividends declared-$.13 per share				(43)				(43)
Common stock acquired						71	(2)	(2)

Common stock issued pursuant to:
January 14, 2003, Registration Statement	7,153	7	260					267
Present value of the estimated fees payable with respect to SPACES, pursuant to January 14, 2003 Registration Statement			(57)					(57)
Stock awards and options exercised, including tax benefit of $2			(1)			(373)	16	15
Debt conversion			(1)			(14)	1	–

Balance at March 31, 2003	337,145	$337	$305	$4,525	$94	4,749	$(210)	$5,051

Balance at December 31, 2003	337,132	$337	$329	$5,007	$192	2,658	$(118)	$5,747
Comprehensive income:
Net income				217				217
Change in net unrealized gains/losses on available-for sale securities, net of related taxes of $21					34			34
Change in minimum pension liability					(23)			(23)
Foreign currency translation, including tax benefit of $5					8			8
Change in unrealized gains/losses on cash flow hedges, net of related taxes of $(3)					(4)			(4)

Total comprehensive income				217	15			232
Cash dividends declared-$.15 per share				(50)				(50)
Impact of fixing the variable-share settlement rate of SPACES			(26)					(26)
Common stock issued pursuant to:
Stock awards and options exercised, including tax benefit of $10	(2)		(5)			(953)	44	39

Balance at March 31, 2004	337,130	$337	$298	$5,174	$207	1,705	$(74)	$5,942

The accompanying notes are an integral part of these financial statements.

PART I.    ITEM 1.

FINANCIAL STATEMENTS (continued)

Consolidated Statement of Cash Flows—State Street Corporation (Unaudited)

(Dollars in millions) Three months ended March 31,	2004	2003

Operating Activities
Net Income	$217	$96
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Non-cash charges for depreciation, amortization, provision for loan losses and deferred income taxes	195	190
Securities gains, net	(3)	(26)
Change in trading account assets, net	58	(332)
Other, net	(106)	(440)

Net Cash Provided (Used) by Operating Activities	361	(512)

Investing Activities
Net (increase) decrease in interest-bearing deposits with banks	(5,490)	7,136
Net (increase) decrease in federal funds sold and securities purchased under resale agreements	(5,417)	1,544
Proceeds from sales of available-for-sale securities	3,586	3,862
Proceeds from maturities of available-for-sale securities	2,872	9,323
Purchases of available-for-sale securities	(2,812)	(13,774)
Proceeds from maturities of held-to-maturity securities	579	293
Purchases of held-to-maturity securities	(587)	(289)
Net decrease (increase) in loans	32	(489)
Principal collected from lease financing	61	41
Business acquisitions, net of cash acquired	(10)	(1,078)
Purchases of equity investments and other long-term assets	(23)	(10)
Purchases of premises and equipment	(101)	(98)

Net Cash (Used) Provided by Investing Activities	(7,310)	6,461

Financing Activities
Net increase (decrease) in deposits	5,995	(7,063)
Net increase in short-term borrowings	66	831
Payments for non-recourse debt for lease financing	(83)	(65)
Proceeds from issuance of long-term debt, net of issuance costs	–	343
Payments for long-term debt and obligations under capital leases	(5)	–
Proceeds from issuance of common stock/SPACES, net of issuance costs	–	257
Proceeds from issuance of treasury stock	29	11
Payments for cash dividends	(50)	(43)

Net Cash Provided (Used) by Financing Activities	5,952	(5,729)

Net (Decrease) Increase	(997)	220
Cash and due from banks at beginning of period	3,376	1,361

Cash and Due From Banks at End of Period	$2,379	$1,581

The accompanying notes are an integral part of these financial statements.

PART I.    ITEM 1.

FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements—State Street Corporation (Unaudited)

Note 1—Basis of Presentation

Organization and Nature of Operations

State Street Corporation (“State Street” or the “Corporation”) is a financial holding company and reports two lines of business. Investment Servicing provides services for U.S. mutual funds, collective funds worldwide, corporate and public retirement plans, insurance companies, foundations, endowments, and other investment pools. Products include custody, accounting, daily pricing and administration; master trust and master custody; recordkeeping; foreign exchange and trading services; securities lending; deposit and short-term investment facilities; loans and lease financing; wealth manager and hedge fund manager services; and performance, risk and compliance analytics to support institutional investors. Investment Management offers a broad array of services for managing financial assets, including investment management and investment research services, primarily for institutional investors worldwide; these services include passive and active U.S. and non-U.S. equity and fixed income strategies, and other related services, such as securities lending.

Basis of Presentation

In the opinion of management, all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the financial position of State Street and subsidiaries at March 31, 2004 and December 31, 2003, its cash flows for the three months ended March 31, 2004 and 2003, and consolidated results of its operations for the three months ended March 31, 2004 and 2003, have been made. Operating results for the three months ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These statements should be read in conjunction with the financial statements and other information included in State Street’s latest annual report on Form 10-K.

The Statement of Condition at December 31, 2003, has been developed from the audited financial statements at that date, but does not include all footnotes required by generally accepted accounting principles for complete financial statements.

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

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Investments in Affiliates

Investments in affiliates in which the Corporation has the ability to exercise significant influence, but not control, are accounted for using the equity method, unless the affiliate is determined to be a variable interest entity (“VIE”) of which State Street absorbs the majority of expected losses, in which case State Street consolidates the VIE.

PART I.    ITEM 1.

FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements—State Street Corporation (Unaudited)

Note 1—Basis of Presentation (continued)

Revenue Recognition

Revenue recorded as servicing fees, management fees, securities lending fees, foreign exchange trading, brokerage fees and certain types of revenue recorded in processing fees and other is recognized when earned based on contractual terms and is accrued based on estimates, or is recognized as transactions occur or services are provided and collectibility is reasonably assured. Revenue on interest-earning assets is recognized based on the effective yield of the financial instrument.

Stock-Based Compensation

State Street expenses stock options using the fair value method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” using the prospective transition method afforded under SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” an amendment to SFAS No. 123. The following table illustrates the pro forma effect on net income and earnings per share as if the fair value method had been applied to all outstanding and unvested stock options in each period:

	Three Months Ended March 31,
(Dollars in millions, except per share data)	2004	2003

Net income, as reported	$217	$96
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects at the effective tax rate	3	–
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects at the effective tax rate	(10)	(15)

Pro forma net income	$210	$81

Earnings per share:
Basic—as reported	$.65	$.29
Basic—pro forma	.63	.25
Diluted—as reported	.63	.29
Diluted—pro forma	.61	.24

A total of 768,000 options were exercised during the three months ended March 31, 2004, with a weighted average option price of $29.26 per share. During the three months ended March 31, 2004, 2,200,000 options were granted with a weighted average option price of $52.78 per share.

Reclassification

Certain previously reported amounts have been reclassified to conform to the current method of presentation.

Accounting Changes and Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). As a result of this Interpretation, State Street deconsolidated the trusts that issued trust preferred capital securities in the fourth quarter of 2003. In December 2003, the FASB issued a revised version of FIN 46 (“FIN 46-R”) that deferred the effective date of

PART I.    ITEM 1.

FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements—State Street Corporation (Unaudited)

Note 1—Basis of Presentation (continued)

the Interpretation as it related to certain types of variable interest entities until March 31, 2004. The adoption of FIN 46-R as of March 31, 2004, did not materially impact either the financial position or results of operations of the Corporation.

Note 2—Acquisitions and Divestitures

On October 31, 2003, State Street completed the sale of its Private Asset Management business to U.S. Trust. Under the terms of the agreement, the transaction was valued at $365 million, about five percent of which is subject to the successful transition of the business over the subsequent 16 months.

On January 31, 2003, State Street completed the primary closing of its acquisition of a substantial part of the Global Securities Services (“GSS”) business of Deutsche Bank AG for a premium of $1.1 billion. The purchase price is subject to adjustments based upon performance of the acquired business for the year following the closing. State Street may make additional payments up to an estimated €360 million; however, State Street anticipates that the actual payment will be much less.

In connection with the acquisition, approximately 2,800 employees of Deutsche Bank became employees of State Street. For the three months ended March 31, 2004, State Street paid $2.1 million of severance costs related to an overall workforce reduction, primarily in the U.S., and the severance liability outstanding as of March 31, 2004, was $16.9 million.

In January 2003, the Corporation issued equity, equity-related and capital securities under an existing shelf registration statement. State Street issued $283 million, or 7,153,000 shares of common stock, $345 million, or 1,725,000 units of SPACESSM, and $345 million of floating-rate, medium-term capital securities due 2008. Proceeds, net of issuance costs, of $595 million from these security issuances were used to partially finance the acquisition of the GSS business. The remainder of the purchase price was financed using existing resources.

Note 3—Investment Securities

Available-for-sale securities and held-to-maturity securities consisted of the following as of the dates indicated:

	March 31, 2004				December 31, 2003
	Amortized Cost	Unrealized		Fair Value	Amortized Cost	Unrealized		Fair Value
(Dollars in millions)		Gains	Losses			Gains	Losses

Available for sale:
U.S. Treasury and federal agencies	$19,380	$110	$9	$19,481	$22,695	$73	$20	$22,748
Asset-backed securities	9,564	46	4	9,606	9,852	46	13	9,885
State and political subdivisions	1,958	30	–	1,988	1,961	38	–	1,999
Collateralized mortgage obligations	1,242	6	1	1,247	1,338	2	7	1,333
Other debt investments	284	8	–	292	304	6	–	310
Money market mutual funds	123	–	–	123	85	–	–	85
Other equity securities	247	9	12	244	238	6	6	238

Total	$32,798	$209	$26	$32,981	$36,473	$171	$46	$36,598

Held to maturity:
U.S. Treasury and federal agencies	$1,353	$5		$1,358	$1,345	$3		$1,348
Other investments	271	–		271	272	–		272

Total	$1,624	$5		$1,629	$1,617	$3		$1,620

PART I.    ITEM 1.

FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements—State Street Corporation (Unaudited)

Note 3—Investment Securities (continued)

During the three months ended March 31, 2004, gross gains of $20 million and gross losses of $17 million were realized on the sales of available-for-sale securities. During the three months ended March 31, 2003, gross gains of $26 million and gross losses of less than $1 million were realized on the sales of available-for-sale securities.

Note 4—Allowance for Loan Losses

State Street establishes an allowance for loan losses to absorb probable credit losses. Changes in the allowance for loan losses were as follows:

	Three Months Ended March 31,
(Dollars in millions)	2004	2003

Balance at beginning of period	$61	$61
Reclassification	(25)	–

Balance at end of period	$36	$61

During the first quarter of 2004, State Street reclassified $25 million of the allowance for loan losses to other liabilities for off-balance sheet commitments. Subsequent to the reclassification, the reserve for off-balance sheet commitments was reduced by $10 million, and recorded as an offset to other operating expenses.

Note 5—Other Assets and Other Liabilities

Other assets included $2.7 billion and $3.8 billion of unrealized gains on foreign exchange contracts at March 31, 2004, and December 31, 2003, respectively.

Other liabilities included $2.7 billion and $3.6 billion of unrealized losses on foreign exchange contracts at March 31, 2004, and December 31, 2003, respectively. Other liabilities also included a restructuring accrual related to a voluntary separation program initiated in the second quarter of 2003. As of March 31, 2004, the liability was $32 million, reflecting payments of $52 million and reclassifications of $92 million during the three months ended March 31, 2004.

Note 6—Stockholders’ Equity

SPACES

In January 2003, in connection with its acquisition of the GSS business (see Note 2), State Street issued $345 million, or 1.7 million units, of SPACES. SPACES are collateralized, forward purchase contract units for additional shares of common stock of State Street. Each of the SPACES has a stated amount of $200 and consists of PACES, a fixed-share purchase contract and treasury securities, and COVERS, a variable-share repurchase contract. The SPACES investors will receive total annual payments of 6.75% on the units, payable quarterly, consisting of an annual 4.00% contract payment on the COVERS, an annual 0.75% contract payment on the PACES and a 2.00% annual return on the underlying treasury securities. The present value of the contract payments totaled $45 million, and were treated as a cost of capital and charged to surplus upon issuance. State Street will receive the proceeds of $345 million and issue common stock upon settlement of the fixed-share purchase contracts underlying the SPACES units on November 15, 2005.

PART I.    ITEM 1.

FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements—State Street Corporation (Unaudited)

Note 6—Stockholders’ Equity (continued)

Effective March 22, 2004, State Street exercised its right to fix the variable-share settlement rate of the variable-share repurchase contracts constituting part of the SPACES or existing separately as Separate COVERS, in accordance with the terms of the contracts. The variable-share settlement rate has been fixed at 0.6949 shares per contract in accordance with a formula specified in the contracts.

After the effective date, a holder of a variable-share repurchase contract (whether held as a component of a SPACES or as a Separate COVERS) may settle the variable-share repurchase contract by delivery to the Purchase Contract Agent of that number of shares of common stock of State Street equal to the variable-share settlement rate, as fixed.

The impact of fixing the rate for the COVERS was a reclassification of the recognized gains of $26 million associated with the mark-to-market of the variable-share contracts from other assets to a reduction of surplus in stockholders’ equity.

Accumulated Other Comprehensive Income

At March 31, the components of accumulated other comprehensive income, net of related taxes, were as follows:

(Dollars in millions)	2004	2003

Unrealized gain on available-for-sale securities	$108	$80
Minimum pension liability	(23)	–
Foreign currency translation	136	27
Unrealized loss on cash flow hedges	(14)	(13)

Total	$207	$94

Note 7—Net Interest Revenue

Net interest revenue consisted of the following:

	Three Months Ended March 31,
(Dollars in millions)	2004	2003

Interest Revenue:

Deposits with banks	$125	$125
Investment securities:
U.S. Treasury and federal agencies	116	96
State and political subdivisions (exempt from federal tax)	15	17
Other investments	69	66

Securities purchased under resale agreements and federal funds sold	40	51
Commercial and financial loans	14	14
Lease financing	2	23
Trading account assets	3	5

Total interest revenue	384	397

Interest Expense:
Deposits	104	100
Other borrowings	56	76
Long-term debt	21	17

Total interest expense	181	193

Net interest revenue	$203	$204

PART I.    ITEM 1.

FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements—State Street Corporation (Unaudited)

Note 8—Operating Expenses—Other

The other category of operating expenses consisted of the following:

	Three Months Ended March 31,
(Dollars in millions)	2004	2003

Professional services	$33	$20
Advertising and sales promotion	11	11
Other(1)	59	50

Total operating expenses–other	$103	$81

(1)	Includes $17 million and $2 million of provisions for securities processing losses, respectively

Note 9—Income Taxes

State Street recorded tax expense of $94 million for the first quarter of 2004, compared to $90 million in the first quarter of 2003. Tax expense for the first quarter of 2004 included a cumulative benefit of $18 million resulting from a change in the effective state tax rate applied to leasing transactions. The reduction in effective state tax rate reflects the relative increase in non-U.S. activity resulting from State Street’s recent acquisitions and divestitures. Tax expense for the first quarter of 2003 included a one-time $25 million after-tax charge for a REIT-related tax matter later settled with the Massachusetts Department of Revenue.

The effective rate for the first quarter of 2004 was 30%, including the impact of the leveraged lease adjustment. The expected tax rate for the full year 2004 is 33.0%, compared with an effective tax rate of 35.1% in 2003.

Note 10—Employee Benefit Plans

The components of net periodic benefit cost for the three months ended March 31, were as follows:

	Pension Benefits		Other Benefits
	2004	2003	2004	2003

Service cost	$11	$11	$1	$1
Interest cost	9	9	1	1
Expected return on plan assets	(10)	(9)	–	–
Transition (asset)/obligation	–	(1)	–	–
Amortization of prior service cost	(1)	–	–	–
Amortization of net loss	5	4	–	–

Net periodic benefit cost	$14	$14	$2	$2

Employer Contributions

As previously disclosed in its financial statements for the year ended December 31, 2003, expected employer contributions to the tax-qualified U.S. defined benefit pension plans, non-qualified supplemental employee retirement plans (“SERPs”) and post-retirement plan for the year ending December 31, 2004 are $55 million, $6 million and $3 million, respectively.

PART I.    ITEM 1.

FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements—State Street Corporation (Unaudited)

Note 11—Regulatory Capital

The regulatory capital amounts and ratios were the following at March 31, 2004, and December 31, 2003:

	Regulatory Guidelines(a)		State Street		State Street Bank
(Dollars in millions)	Minimum	Well Capitalized	2004	2003	2004	2003

Risk-based ratios:
Tier 1 capital	4%	6%	13.9%	14.0%	12.3%	12.4%
Total capital	8	10	15.6	15.8	13.4	13.7
Tier 1 leverage ratio	3	5	5.5	5.6	5.3	5.4

Tier 1 capital			$4,960	$4,822	$4,268	$4,185
Total capital			5,558	5,450	4,657	4,601

Adjusted risk-weighted assets and market-risk equivalents:
On-balance sheet			$21,501	$19,681	$20,618	$18,814
Off-balance sheet			13,837	14,385	13,842	14,391
Market-risk equivalents			399	436	383	421

Total			$35,737	$34,502	$34,843	$33,626

Quarterly average adjusted assets			$90,898	$85,562	$80,744	$76,888

(a)	State Street Bank must meet the regulatory designation of “well capitalized” in order to maintain State Street’s status as a financial holding company, including maintaining a minimum Tier 1 risk-based capital ratio (Tier 1 capital divided by adjusted risk-weighted assets and market-risk equivalents) of 6%, a minimum total risk-based capital ratio (total capital divided by adjusted risk-weighted assets and market-risk equivalents) of 10%, and a Tier 1 leverage ratio (Tier 1 capital divided by quarterly average adjusted assets) of 5%. In addition, Regulation Y defines “well capitalized” for a bank holding company such as State Street for the purpose of determining eligibility for a streamlined review process for acquisition proposals. For such Regulation Y purposes, “well capitalized” requires State Street to maintain a minimum Tier 1 risk-based capital ratio of 6% and a minimum total risk-based capital ratio of 10%.

Note 12—Lines of Business

State Street has two primary lines of business - Investment Servicing and Investment Management.

Investment Servicing includes custody, accounting, daily pricing and administration; master trust and master custody; recordkeeping; foreign exchange and trading services; securities lending; deposit and short-term investment facilities; loans and lease financing; wealth manager and hedge fund manager services; and performance, risk and compliance analytics to support institutional investors. State Street’s 50%-owned affiliates, Boston Financial Data Services, Inc. and the International Financial Data Services group of companies, provide shareholder services, including mutual fund and collective fund shareholder accounting. Revenue from Investment Servicing comprised 85% of State Street’s total revenue for the three months ended March 31, 2004.

Investment Management offers a broad array of services for managing financial assets, including investment management and investment research, primarily for institutional investors worldwide. These services included

PART I.    ITEM 1.

FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements—State Street Corporation (Unaudited)

Note 12—Lines of Business (continued)

passive and active U.S. and non-U.S. equity and fixed income strategies, and other related services, such as securities lending. Retirement benefit services are provided through State Street’s 50%-owned affiliate, CitiStreet, LLC. Revenue from the Investment Management line of business comprised 15% of State Street’s total revenue for the three months ended March 31, 2004.

Business Divesture included the revenue and expenses related to the Private Asset Management operations sold in October 2003.

Other/One-Time charges for the first three months of 2004 and 2003 included merger and integration costs related to the acquisition of GSS of $18 million and $37 million, respectively.

The total columns represent consolidated results in accordance with accounting principles generally accepted in the United States as they appear in the Consolidated Statements of Income included in the financial statements.

	For the Three Months Ended March 31,
	Investment Servicing		Investment Management		Business Divestiture(1)		Other/ One-Time		Total
(Dollars in millions, except where otherwise noted)	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003

Fee Revenue:
Servicing fees	$555	$438							$555	$438
Management fees	–	–	$147	$108		$17			147	125
Securities lending	53	47	11	8		–			64	55
Foreign exchange trading	118	72	–	–		–			118	72
Brokerage fees	45	30	–	–		–			45	30
Processing fees and other	70	64	14	5		1			84	70

Total fee revenue	841	651	172	121		18			1,013	790
Net interest revenue after provision for loan losses	194	194	9	10		–			203	204
Gains on sale of available-for-sale securities, net	3	26	–	–		–			3	26

Total Revenue	1,038	871	181	131		18			1,219	1,020
Operating Expenses	755	669	135	116		12	$18	$37	908	834

Income (Loss) Before Income Taxes	$283	$202	$46	$15		$6	$(18)	$(37)	$311	$186

Pre-tax margin	27%	23%	25%	12%
Average assets (billions)	$90.6	$75.8	$2.4	$1.8		$.1			$93.0	$77.7

PART I.    ITEM 1.

FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements—State Street Corporation (Unaudited)

Note 13—Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
(Dollars in millions, except per share data; shares in thousands)	2004	2003

Net income	$217	$96

Earnings per share:
Basic	$.65	$.29
Diluted	.63	.29

Basic average shares	334,635	329,569
Effect of dilutive securities:
Stock options and stock awards	7,356	2,336
Equity-related financial instruments	138	149

Dilutive average shares	342,129	332,054

For the three months ended March 31, 2004 and 2003, the following potentially dilutive financial instruments were outstanding, but not included in the computation of diluted average shares because the exercise prices of the instruments were greater than the average fair value of State Street’s common stock during those periods: 2004—stock options of 1.8 million; 2003 —stock options of 19.3 million.

Note 14—Contingent Liabilities

State Street provides custody, accounting, daily pricing and administration; master trust and master custody; investment management; recordkeeping; foreign exchange and trading services; securities lending; cash management; wealth manager and hedge fund manager services; and information services to clients worldwide. Assets under custody and assets under management are held by State Street in a fiduciary or custodial capacity and are not included in the Consolidated Statement of Condition because such items are not assets of State Street. Management conducts regular reviews of its responsibilities for these services and considers the results in preparing its financial statements. In the opinion of management, no contingent liabilities exist at March 31, 2004, that would have a material adverse effect on State Street’s financial position or results of operations.

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

PART I.    ITEM 1.

FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements—State Street Corporation (Unaudited)

Note 15—Derivative Financial Instruments

State Street uses various derivatives to support clients’ needs, conduct trading activities and manage its interest rate and currency risk. The following table summarizes the contractual or notional amounts of derivative financial instruments held or issued for trading and balance sheet management:

(Dollars in millions)	March 31, 2004	December 31, 2003

Trading:
Interest rate contracts:
Swap agreements	$2,873	$3,154
Options and caps purchased	331	332
Options and caps written	650	656
Futures	38,693	40,003

Foreign exchange contracts:
Forward, swap and spot	401,034	322,051
Options purchased	4,713	2,243
Options written	4,326	2,064

Balance Sheet Management:
Interest rate contracts:
Swap agreements	3,431	3,964

In connection with its interest-rate risk management strategies, State Street has executed interest-rate swap agreements with a notional value of $2.1 billion at March 31, 2004, designated as fair value hedges to hedge the changes in the fair value of certain securities. For the three months ended March 31, 2004, State Street recognized net pre-tax losses of $3 million, which represented the ineffective portion of the hedge.

State Street has designated interest rate swaps with a notional value of $150 million as cash flow hedges to its floating rate debt. These interest rate swaps constitute a fully effective hedge. In addition, $1.2 billion was designated as fair value hedges to hedge certain of its fixed rate debt. The fair value hedge swaps increased the value of long-term debt presented in the Statement of Condition by $72 million at March 31, 2004. For the three months ended March 31, 2004, the Corporation’s overall weighted average interest rate for long-term debt was 5.80% on a contractual basis and 3.76% including the effects of derivative contracts.

Note 16—Commitments and Off-Balance Sheet Activities

The following is a summary of the contractual amount of State Street’s credit-related, off-balance sheet financial instruments:

(Dollars in millions)	March 31, 2004	December 31, 2003

Indemnified securities on loan	$348,778	$266,055
Liquidity asset purchase agreements	16,824	16,540
Loan commitments	12,599	12,270
Standby letters of credit	5,126	4,545

On behalf of its clients, State Street lends their securities to creditworthy brokers and other institutions. In certain circumstances, State Street may indemnify its clients for the fair market value of those securities against a failure

PART I.    ITEM 1.

FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements—State Street Corporation (Unaudited)

Note 16—Commitments and Off-Balance Sheet Activities (continued)

of the borrower to return such securities. State Street requires the borrowers to provide collateral in an amount equal to or in excess of 102% of the fair market value of the securities borrowed. The borrowed securities are revalued daily to determine if additional collateral is necessary. State Street held, as collateral, cash and U.S. government securities totaling $378.9 billion and $271.3 billion for indemnified securities on loan at March 31, 2004, and December 31, 2003, respectively.

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

Approximately 87% of the loan commitments and liquidity asset purchase agreements will expire within one year from the date of issue. Since many of the commitments are expected to expire or renew without being drawn, the total commitment amounts do not necessarily represent future cash requirements.

State Street provides liquidity and credit enhancement facilities in the form of liquidity asset purchase agreements, lines of credit, and standby letters of credit to two types of off-balance sheet entities. One type, special purpose entities (“SPEs”), as defined by FIN 46-R (revised), which are administered by State Street, issues asset-backed commercial paper (“ABCP”). At March 31, 2004 and December 31, 2003, State Street’s commitments under liquidity asset purchase agreements and lines of credit to these SPEs were $12.0 billion and $11.9 billion, respectively, and standby letters of credit were $653 million and $644 million, respectively. Amounts committed, but unused, under the liquidity asset purchase agreements, lines of credit and standby letters of credit that State Street provides to these SPEs are included in the preceding table. Asset performance deterioration or certain other factors may cause the asset risk to shift from the ABCP investors to State Street as the liquidity provider for the liquidity asset purchase agreements, as the SPE may need to repay maturing commercial paper by drawing the liquidity facilities. State Street would acquire the assets at fair market value at the date of transfer. Potential losses, if any, from these SPEs are not expected to materially affect the financial condition or results of operations of the Corporation.

For a second type of off-balance sheet entity, structured as qualified special-purpose entities (“QSPEs”) in accordance with accounting principles generally accepted in the United States, State Street distributes and sells equity interests in tax-exempt investment-grade assets that are primarily sold to mutual fund clients. For these QSPEs, State Street transfers the assets from its investment portfolio at fair market value. Such transfers are treated as sales. The QSPEs finance the acquisition of these assets by selling equity interests to third-party investors. State Street owns a minority residual interest in these QSPEs of less than 6%, or $72 million at March 31, 2004. These trusts have a weighted average life of approximately 5.1 years. In a separate agreement, State Street provides liquidity asset purchase agreements to these entities. These liquidity asset purchase agreements obligate State Street to buy the equity interests in the underlying portfolio at par, which approximates market value, in the event that the re-marketing agent is unable to place the equity interests of the off-balance sheet entity with investors. The liquidity asset purchase agreements are subject to early termination by State Street in the event of payment default, bankruptcy of the issuer or credit enhancement provider, taxability, or downgrade of an asset below investment grade. State Street’s liquidity asset purchase agreements to these off-balance sheet entities were $1.2 billion at March 31, 2004, and December 31, 2003, none of which were utilized and are included in the preceding table.

Independent Accountants’ Review Report

The Stockholders and Board of Directors

State Street Corporation

We have reviewed the accompanying consolidated statement of condition of State Street Corporation as of March 31, 2004, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the three months ended March 31, 2004 and 2003. These financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated statement of condition of State Street Corporation as of December 31, 2003, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the year then ended (not presented herein) and in our report dated January 12, 2004, we expressed an unqualified opinion on those consolidated financial statements.

ERNST & YOUNG LLP

Boston, Massachusetts

April 12, 2004

PART I.    ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

State Street prepares and reports its financial information in accordance with accounting principles generally accepted in the United States (“reported” results). Unless otherwise indicated, results discussed in this Form 10-Q refer to reported results.

RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

Condensed Income Statement—Reported Results

	Three Months Ended March 31,
(Dollars in millions, except per share data)	2004	2003	$ Change	% Change

Fee Revenue:
Servicing fees	$555	$438	$117	27%
Management fees	147	125	22	17
Securities lending	64	55	9	16
Foreign exchange trading	118	72	46	63
Brokerage fees	45	30	15	51
Processing fees and other	84	70	14	21

Total fee revenue	1,013	790	223	28

Net Interest Revenue:
Net interest revenue	203	204	(1)	–
Provision for loan losses	–	–	–	–

Net interest revenue after provision for loan losses	203	204	(1)	–
Gains on the sales of available-for-sale investment securities, net	3	26	(23)	(89)

Total Revenue	1,219	1,020	199	19

Operating Expenses:
Salaries and employee benefits	462	443	19	4
Information systems and communications	139	130	9	7
Transaction processing services	96	72	24	33
Occupancy	90	71	19	26
Merger and integration costs	18	37	(19)	(51)
Other	103	81	22	28

Total operating expenses	908	834	74	9

Income before income taxes	311	186	125	68
Income tax expense	94	90	4	6

Net Income	$217	$96	$121	125

Earnings Per Share:
Basic	$.65	$.29	$.36	124
Diluted	.63	.29	.34	117

PART I.    ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

SUPPLEMENTAL FINANCIAL INFORMATION

In order to provide information on a comparable basis from period to period and to assist stockholders, analysts, other external parties and management in analyzing the financial results and trends of its ongoing businesses and operations, supplemental financial results on an “operating” basis are presented below. In this Management’s Discussion and Analysis of Financial Condition and Results of Operations section, the discussion will reference reported results, as previously defined, and “operating” results. Operating results are defined as reported results on a taxable equivalent basis, excluding merger and integration costs and for 2003, the results of the divested Private Asset Management (“PAM”) business and the impact of a state tax matter. Operating results include the results of the Global Securities Services (“GSS”) business for a full three months in the first quarter of 2004 and from the date of the acquisition, January 31, 2003, in the first quarter of 2003.

Supplemental Financial Information—Operating Basis Reconciliation—Three Months Ended March 31, 2004 and 2003

	Three Months Ended March 31,
	2004				2003
(Dollars in millions, except per share data)	Operating Results	Other		Reported Results	Operating Results	PAM(4)	Other		Reported Results

Fee Revenue:
Servicing fees	$555			$555	$438				$438
Management fees	147			147	108	$17			125
Securities lending	64			64	55	–			55
Foreign exchange trading	118			118	72	–			72
Brokerage fees	45			45	30	–			30
Processing fees and other	84			84	69	1			70

Total fee revenue	1,013			1,013	772	18			790

Net Interest Revenue:
Net interest revenue	214	$(11	)(1)	203	217	–	$(13	)(1)	204
Provision for loan losses	–	–		–	–	–	–		–

Net interest revenue after provision for loan losses	214	(11)		203	217	–	(13)		204
Gains on the sales of available-for-sale investment securities, net	3	–		3	26	–	–		26

Total Revenue	1,230	(11)		1,219	1,015	18	(13)		1,020

Operating Expenses:
Salaries and employee benefits	462	–		462	436	7	–		443
Information systems and communications	139	–		139	130	–	–		130
Transaction processing services	96	–		96	72	–	–		72
Occupancy	90	–		90	70	1	–		71
Merger and integration costs	–	18	(2)	18	–	–	37	(2)	37
Other	103	–		103	77	4	–		81

Total operating expenses	890	18		908	785	12	37		834

Income (loss) before income taxes	340	(29)		311	230	6	(50)		186
Income tax expense (benefit)	101	(7	)(3)	94	76	2	12	(5)	90
Taxable-equivalent adjustment	11	(11	)(1)	–	13	–	(13	)(1)	–

Net Income	$228	$(11)		$217	$141	$4	$(49)		$96

Earnings Per Share—Diluted	$.67	$(.04)		$.63	$.43	$.01	$(.15)		$.29

Reported results agree with the Corporation’s Consolidated Statement of Income

(1)	Taxable-equivalent adjustment not included in reported results
(2)	Merger and integration costs associated with the acquisition of the GSS business on January 31, 2003
(3)	Tax benefit associated with the merger and integration costs
(4)	Revenue and expenses of the Private Asset Management business divested October 31, 2003
(5)	Impact of a state tax matter ($25 million of expense), net of the tax benefit associated with merger and integration costs of $13 million

PART I.    ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

Supplement Financial Information—Operating (1) —Consolidated Statement of Income

	Three Months Ended March 31,
(Dollars in millions, except per share data)	2004	2003	$ Change	% Change

Operating Fee Revenue:
Servicing fees	$555	$438	$117	27%
Management fees	147	108	39	36
Securities lending	64	55	9	16
Foreign exchange trading	118	72	46	63
Brokerage fees	45	30	15	51
Processing fees and other	84	69	15	21

Total operating fee revenue	1,013	772	241	31

Operating Net Interest Revenue:
Net interest revenue	214	217	(3)
Provision for loan losses	–	–	–

Net interest revenue after provision for loan losses	214	217	(3)	(1)

Gains on the sales of available-for-sale investment securities, net	3	26	(23)	(89)

Total Operating Revenue	1,230	1,015	215	21

Operating-Basis Operating Expenses:
Salaries and employee benefits	462	436	26	6
Information systems and communications	139	130	9	7
Transaction processing services	96	72	24	33
Occupancy	90	70	20	29
Other	103	77	26	34

Total operating-basis operating expenses	890	785	105	13

Income before income taxes	340	230	110	48
Income tax expense	101	76	25
Taxable-equivalent adjustment	11	13	(2)

Net Operating Income	$228	$141	$87	63

Operating Diluted Earnings Per Share	$.67	$.43	$.24	56

(1)	As defined and reconciled to reported results on an earlier schedule

PART I.    ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

Summary

State Street reported net income for the first quarter of 2004 of $.63 per share, reflecting net income of $217 million and total revenue of $1.2 billion. In the first quarter of 2003, State Street earned $.29 per share, reflecting net income of $96 million and total revenue of $1.0 billion. Total expenses in the first quarter of 2004 of $908 million are up $74 million compared to the year-ago quarter.

Results for the first quarter of 2004 include pre-tax merger and integration costs of $18 million, or $0.03 per diluted share due to the continuing integration of the Deutsche Bank Global Securities Services business (GSS), acquired in January of 2003. Results for the first quarter of 2003 included pre-tax merger and integration costs of $37 million, or $0.07 per diluted share, related to the GSS acquisition and an after-tax charge of $25 million, or $0.08 per diluted share, related to a tax matter with the Commonwealth of Massachusetts. First quarter 2003 results also include the operating results of the divested Private Asset Management (PAM) business.

Operating earnings per share for the first quarter of 2004 were $0.67, up 56% compared to operating earnings per share of $0.43 for the first quarter of 2003. Operating results for 2003 have been reduced from the previously reported $0.44 per share reflecting the impact of the divested Private Asset Management business. Operating revenue of $1.2 billion in the first quarter of 2004 was up 21% from the first quarter of 2003, primarily due to increases in servicing and management fees, foreign exchange, brokerage fees, and processing fees and other, slightly offset by lower securities gains. Operating expenses of $890 million in the first quarter of 2004 were up $105 million, or 13%, from the first quarter of 2003. This comparison reflects two months of recorded operating activity for the GSS business acquired on January 31, 2003, compared with three full months in 2004. Return on stockholders’ equity on an operating basis was 15.6% for the quarter

Total Revenue

In the first quarter of 2004, total reported revenue was $1.2 billion, up $199 million, compared to $1.0 billion a year ago. On an operating basis, total revenue was $1.2 billion compared to $1.0 billion in 2003, an increase of $215 million, reflecting an increase of $241 million in fee revenue, offset somewhat by a $23 million decline in sales of available-for-sale securities.

PART I.    ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

Fee Revenue

Fee revenue for the first quarter of 2004 was $1.0 billion on both a reported and operating basis. Reported fee revenue for 2003 was $790 million and included $18 million from the divested PAM business. On an operating basis, fee revenue increased $241 million from $772 million, reflecting increases in servicing, management, foreign exchange, brokerage and processing fees and other revenue.

Servicing fees are derived from custody, product- and participant-level accounting, daily pricing and administration; master trust and master custody; recordkeeping; performance, risk and compliance analytics; and wealth manager and hedge fund manager services. Servicing fees for the first quarter of 2004 were $555 million, up $117 million, or 27%, from servicing fees of $438 million a year earlier. The increase was primarily attributable to the extra month of servicing fee revenue generated by the GSS business, higher equity market valuations and new business from existing and new clients in 2004.

At March 31, 2004, total assets under custody were $9.4 trillion, up 19% from $7.9 trillion a year earlier. The value of assets under custody is a broad measure of the relative size of various markets served. Changes to the value of assets under custody do not result in proportional changes in revenue. Many services are priced on factors other than asset values, including the mix of assets under custody, securities positions held, portfolio transactions, and types of products and services. State Street uses relationship pricing for clients who take advantage of multiple services.

Mix of Assets Under Custody	March 31, 2004		December 31, 2003		March 31, 2003
(Dollars in trillions)	Assets	Percentage of Total	Assets	Percentage of Total	Assets	Percentage of Total

Equities	$3,681	39%	$3,479	37%	$2,647	33%
Fixed income	2,749	29	2,636	28	2,292	29
Short-term investments	1,226	13	1,176	13	1,032	13
Acquired GSS	1,766	19	2,079	22	1,939	25

Total	$9,422		$9,370		$7,910

Management fees from investment management services, primarily delivered through State Street Global Advisors®, were $147 million, compared to $125 million a year ago. Fees from the PAM business added $17 million to 2003 management fees. On an operating basis, management fees were up $39 million, or 36%, from $108 million in 2003, reflecting an increase in average month-end equity valuations and continued new business success. Total assets under management were $1.2 trillion, up 58%, compared to $788 billion the previous year.

Securities lending revenue was $64 million in the first quarter of 2004, compared to $55 million in the first quarter of the previous year, an increase of 16%. The increase in securities lending revenue reflected a 35% increase in the volume of securities lent, partially offset by significantly narrower interest rate spreads.

Foreign exchange trading revenue was $118 million for the first quarter of 2004 compared to $72 million a year ago. The increase was attributable to significantly higher currency volatility, and higher volumes reflecting increased cross-border investment activities of State Street’s clients.

Brokerage fee revenue was $45 million in the first quarter, up 51% from $30 million in 2003 due to an increase in transition management for State Street’s clients and growth in electronic trade execution.

PART I.    ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

Processing fees and other revenue, which includes certain fees from Deutsche Bank related to the GSS business, profits and losses from joint ventures and other items, was $84 million in the quarter compared to $70 million a year ago, or $69 million on an operating basis. The increase was primarily due to improved performance of the Corporation’s joint ventures.

Net Interest Revenue

Net interest revenue for the first quarter of 2004 was $203 million, flat to the first quarter of 2003. On an operating, tax-equivalent basis, net interest revenue was $214 million, down $3 million, or 1%, from $217 million in the first quarter of 2003. State Street’s loan portfolio includes leveraged leases, the income from which is included in interest income. Net interest revenue for the first quarter was reduced due to the recording of a cumulative charge of $19 million resulting from a change in assumptions used for recognition of income from leveraged lease transactions due to a change in the effective state tax rate. This charge was partially offset by increased earnings resulting from an increase in the average balance sheet during the quarter. Excluding the reduction related to leveraged leases, net interest revenue would have increased by 8% from the prior year.

	Three Months Ended March 31,
	2004		2003
(Dollars in millions)	Average Balance	Rate(a)	Average Balance	Rate(a)

Interest-earning assets	$81,748	1.95%	$69,705	2.39%
Interest-bearing liabilities	72,948	1.00	61,456	1.27

Excess of rate earned over rate paid		.95%		1.12%

Net interest margin		1.06%		1.27%

(a)	Rates were calculated on a taxable-equivalent basis where the tax savings generated by tax-exempt investments was recorded as net interest revenue with a corresponding charge to income tax expense. Tax savings were computed using a federal income tax rate of 35%, adjusted for applicable state income taxes, net of the related federal tax benefit.

Net interest margin for the three months ended March 31, 2004 was 1.06%, a decline of 21 basis points from the first quarter of 2003. Rates earned in excess of rates paid decreased by 17 basis points year-over-year. These declines are primarily the result of a $19 million lease rebooking charge in the first quarter of 2004. Without this one-time charge, margin would have narrowed by 12 basis points to 1.15% and excess of rates earned over rates paid would have narrowed 8 basis points to 1.04%. Lower asset yields, as maturing assets were reinvested at lower market rates, were responsible for the remainder of the change.

Gains on the Sales of Available-for-Sale Securities

State Street realized securities gains of $3 million in the first quarter of 2004, compared with gains of $26 million in the first quarter of the prior year.

Operating Expenses

Operating expenses for the first quarter of 2004 were $908 million, up $74 million from $834 million a year ago. In 2003, the divested PAM business added $12 million to operating expenses. Excluding PAM and merger and integration costs, operating-basis operating expenses were $890 million, up $105 million, or 13%, from 2003. Approximately half of this increase was attributable to an extra, full month of expenses related to the GSS business. Higher incentive compensation and transaction processing expenses contributed to the increase, as well.

Salaries and employee benefits expense was $462 million in the first quarter of 2004, compared with $443 million in 2003 on a reported basis, or $436 million excluding PAM. The increase in salaries and employee

PART I.    ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

benefits expense is primarily attributable to the extra month of GSS-related expenses and higher incentive compensation expense due to improved performance in 2004. These increases were significantly offset by lower headcount, which declined from 21,900 at March 31, 2003, to 19,800 at the end of the first quarter of 2004.

Transaction processing services expense increased $24 million to $96 million due to substantially higher brokerage volumes.

Occupancy expense for the first quarter of 2004 was $90 million, up $19 million on a reported basis, or $20 million on an operating basis from the first quarter of 2003. The increase in occupancy expense is primarily attributable to additional space at State Street Financial Center, located in Boston, Massachusetts, and new office space in Luxembourg.

Merger and integration costs totaled $18 million for the quarter, down from $37 million a year earlier. These expenses consisted primarily of professional fees and systems integration costs incurred related to the GSS acquisition.

Other operating expenses in the first quarter of 2004 were $103 million, compared with $81 million a year earlier on a reported basis and $77 million a year earlier on an operating basis. State Street recorded a provision for securities processing losses of $17 million in the first quarter of 2004, resulting from unusually high losses during the quarter. This compares to $2 million in the first quarter of 2003. Increases in the costs of professional services and an additional month of GSS-related expenses also contributed to the increase. During the first quarter of 2004, State Street reclassified $25 million of reserves for off-balance sheet commitments from the allowance for loan losses to other liabilities. Subsequent to the reclassification, State Street reduced its reserve for off-balance sheet commitments, reducing other expenses by $10 million.

Income Taxes

State Street recorded tax expense of $94 million for the first quarter of 2004, compared to $90 million in the first quarter of 2003. Tax expense for the first quarter of 2004 included a cumulative benefit of $18 million resulting from a change in the effective state tax rate applied to leasing transactions. The reduction in effective state tax rate reflects the relative increase in non-U.S. activity resulting from State Street’s recent acquisitions and divestitures. Tax expense for the first quarter of 2003 included a one-time $25 million after tax charge for a REIT-related tax matter later settled with the Massachusetts Department of Revenue.

The effective rate for the first quarter of 2004 was 30%, including the impact of the leveraged lease adjustment. The expected tax rate for the full year 2004 is 33.0%, compared with an effective tax rate of 35.1% in 2003.

GSS ACQUISITION UPDATE

On January 31, 2003, State Street completed the primary closing of its acquisition of a substantial part of the Global Securities Services (“GSS”) business of Deutsche Bank AG for a premium of $1.1 billion. The purchase price is subject to adjustments based upon performance of the acquired business for the year following the closing. State Street may make additional payments up to an estimated €360 million; however, State Street anticipates that the actual payment will be much less.

Excluding merger and integration costs, State Street’s first quarter of 2004 included $.02 per share of net income attributable to the GSS business compared with a loss of $.02 per share a year earlier. The GSS business contributed $160 million to revenue in the first quarter of 2004, net of financing costs, compared with $92 million in the prior

PART I.    ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

year, and added $138 million of expenses in 2004, compared with $92 million in the first quarter of 2003. This comparison reflects two months of recorded operating activity for the GSS business acquired on January 31, 2003, compared with three full months in the first quarter of 2004.

Merger and integration costs related to client conversions were $18 million for the first quarter of 2004. State Street’s estimates merger and integration costs of approximately $50 to $60 million for the full year 2004. To date, State Street has completed approximately 70% of the worldwide client conversions, including all clients in the Far East and substantially all clients in the U.S. The Corporation expects to be substantially complete in Europe by the end of 2004, with the exception of Germany, which is expected to be complete by the end of 2005.

LINES OF BUSINESS

State Street has two primary lines of business - Investment Servicing and Investment Management.

Investment Servicing includes custody, accounting, daily pricing and administration; master trust and master custody; recordkeeping; foreign exchange and trading services; securities lending; deposit and short-term investment facilities; loans and lease financing; wealth manager and hedge fund manager services; and performance, risk and compliance analytics to support institutional investors. State Street’s 50%-owned affiliates, Boston Financial Data Services, Inc. and the International Financial Data Services group of companies, provide shareholder services, including mutual fund and collective fund shareholder accounting. Revenue from Investment Servicing comprised 85% of State Street’s total revenue for the three months ended March 31, 2004.

Investment Management offers a broad array of services for managing financial assets, including investment management and investment research, primarily for institutional investors worldwide. These services included passive and active U.S. and non-U.S. equity and fixed income strategies, and other related services, such as securities lending. Retirement benefit services are provided through State Street’s 50%-owned affiliate, CitiStreet, LLC. Revenue from the Investment Management line of business comprised 15% of State Street’s total revenue for the three months ended March 31, 2004.

Business Divesture included the revenue and expenses related to the Private Asset Management operations sold in October 2003.

Other/One-Time charges for the first three months of 2004 and 2003 included merger and integration costs related to the acquisition of GSS of $18 million and $37 million, respectively.

The total columns represent consolidated results in accordance with accounting principles generally accepted in the United States as they appear in the Consolidated Statements of Income included in the financial statements.

PART I.    ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

	For the Three Months Ended March 31,
	Investment Servicing		Investment Management		Business Divestiture(1)		Other/ One-Time		Total
(Dollars in millions, except where otherwise noted)	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003

Fee Revenue:
Servicing fees	$555	$438							$555	$438
Management fees	–	–	$147	$108		$17			147	125
Securities lending	53	47	11	8		–			64	55
Foreign exchange trading	118	72	–	–		–			118	72
Brokerage fees	45	30	–	–		–			45	30
Processing fees and other	70	64	14	5		1			84	70

Total fee revenue	841	651	172	121		18			1,013	790
Net interest revenue after provision for loan losses	194	194	9	10		–			203	204
Gains on sale of available-for-sale securities, net	3	26	–	–		–			3	26

Total Revenue	1,038	871	181	131		18			1,219	1,020
Operating Expenses	755	669	135	116		12	$18	$37	908	834

Income (Loss) Before Income Taxes	$283	$202	$46	$15		$6	$(18)	$(37)	$311	$186

Pre-tax margin	27%	23%	25%	12%
Average assets (billions)	$90.6	$75.8	$2.4	$1.8		$.1			$93.0	$77.7

Investment Servicing.    Total revenue for the three months ended March 31, 2004, increased $167 million to $1.038 billion, up 19% from the comparable period in 2003, driven by growth in fee revenue, somewhat offset by a decline in gains on sales of available-for-sale securities.

Growth in fee revenue of $190 million for the first quarter of 2004 to $841 million was primarily attributable to servicing fees, securities lending, foreign exchange trading and brokerage fee revenue. Servicing fees for the first quarter of 2004 were $555 million, up $117 million, or 27%, from servicing fees a year earlier due to the extra month of servicing fee revenue generated by the GSS business, higher equity market valuations and new business from existing and new clients in 2004. The increase in securities lending revenue reflected a 35% increase in the volume of securities lent, partially offset by significantly narrower interest rate spreads. Foreign exchange trading revenue was $118 million for the first quarter of 2004, an increase of $46 million from a year ago, attributable to significantly higher currency volatility, and higher volumes reflecting increased cross-border investment activities of State Street’s clients. Brokerage fee revenue was $45 million in the first quarter, up 51% from 2003 due to an increase in transition management for State Street’s clients and growth in electronic trade execution.

Net interest revenue after provision for loan losses for the first quarter of 2004 was $194 million, unchanged from the first quarter of 2003. Net interest revenue for the first quarter was reduced due to a cumulative charge of $19 million resulting from a change in assumptions used for recognition of income from leveraged lease transactions due to a change in the effective state tax rate. This charge was offset by increased earnings resulting from an increase in the average balance sheet during the quarter.

Operating expenses for the first quarter of 2004 were $755 million, up $86 million from the prior year. The majority of the increase was attributable to an extra full month of expenses related to GSS business activity, as well as higher incentive compensation expense.

PART I.    ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

Investment Management.    Total revenue for the first quarter of 2004 was $181 million, up $50 million, from $131 million reported in the first quarter of 2003, representing a $51 million increase in fee revenue and a $1 million decline in net interest revenue after provision for loan losses.

Management fees from investment management services, delivered through State Street Global Advisors, were $147 million in the first quarter of 2004 compared to $108 million a year ago, reflecting an increase in average month-end equity valuations and continued new business success.

Operating expenses for the three months ended March 31, 2004, were $135 million, up from $116 million a year ago.

FINANCIAL GOALS AND FACTORS THAT MAY AFFECT THEM

State Street’s primary financial goal is sustainable real growth in operating earnings per share. The Corporation has two supporting goals, one for total operating revenue growth and one for operating return on common stockholders’ equity (ROE). The long-term revenue goal is a 12.5% real, or inflation adjusted, compound annual growth rate of revenue from 2000 through 2010. At present, this equates to approximately a 15% nominal compound annual growth rate. The return on stockholders’ equity goal is 13%-15% for 2004. The Corporation is revisiting this goal during 2004.

State Street considers these to be financial goals, not projections or forward-looking statements. However, the discussion in this Management’s Discussion and Analysis of Financial Condition and Results of Operation, and in other portions of this report on Form 10-Q, may contain statements that are considered “forward-looking statements” within the meaning of the federal securities laws. These statements may be identified by such forward-looking terminology as “expect,” “look,” “believe,” “anticipate,” “may,” “will,” or similar statements or variations of such terms. The Corporation’s financial goals and such forward-looking statements involve certain risks and uncertainties, including the issues and factors listed below and factors further described in conjunction with the forward-looking information, which could cause actual results to differ materially. The following issues and factors should be carefully considered. The forward-looking statements contained in this report speak only as of the time the statements were given. The Corporation does not undertake to revise those forward-looking statements to reflect events after the date of this report.

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

Savings Rates of Individuals.    State Street generally benefits when individuals invest their savings in mutual funds and other collective funds or in defined contribution plans. Changes in savings rates or investment styles may affect revenue. If there is a decline in the savings rates of individuals, or if there is a change in investment preferences that leads to fewer investments in mutual funds, other collective funds, and defined contribution plans, State Street’s revenue may be adversely affected.

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

Dynamics of Markets Served.    Changes in markets served, including the growth rate of collective funds worldwide, outsourcing decisions, mergers, acquisitions and consolidations among clients and competitors and the pace of debt and equity issuance, can affect revenue. In general, State Street benefits from increases in the volume of financial market transactions serviced.

State Street provides services worldwide. Global and regional economic factors and changes or potential changes in laws and regulations affecting the Corporation’s business – including volatile currencies, pace of inflation, changes in monetary policy, changes in domestic and international banking supervisory regulations including capital requirements, and social and political instability – could affect results of operations. The terrorist attacks that took place in the United States on September 11, 2001, and subsequent military action and terrorist activities, have caused economic and political uncertainties. These activities and the national and global efforts to combat terrorism, and other military activities and outbreaks of hostilities have affected and may further adversely affect economic growth, and may have other adverse effects on many companies, including State Street, in ways that are not predictable. Financial reporting irregularities involving large and well-known companies and regulatory investigations of securities and mutual fund industry practices and behavior may have adverse effects on State Street in ways that are not predictable. State Street is broadly involved with the securities industry including, in particular, the mutual fund industry, and governmental agencies have sought information from it in connection with investigations relating to that industry.

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

Accounting Principles.    Changes in accounting principles generally accepted in the United States applicable to State Street could have a material impact on the Corporation’s reported results of operations. While such changes may not have an economic impact on the business of State Street, these changes could affect the attainment of the current measures of the Corporation’s financial goals.

Tax Legislation.    Changes in tax legislation or the interpretation of existing tax laws worldwide could have a material impact on the Corporation’s reported results of operations.

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

Pace of Pension of Reform.    State Street expects its business to benefit from worldwide pension reform that creates additional pools of assets that use custody and related services, and investment management services. The pace of pension reform and resulting programs, including public and private pension schemes, may affect the pace of revenue growth. If the pace of pension reform and resulting programs, including public and private pension schemes, slows down or if pension reform does not occur, revenue growth may be adversely affected.

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

Acquisitions, Alliances and Divestitures.    Acquisitions of complementary businesses and technologies and development of strategic alliances and divestitures of portions of its business are an active part of State Street’s overall business strategy. The Corporation has completed several acquisitions, alliances and divestitures in recent years. However, there can be no assurance that services, technologies, key personnel or businesses of acquired companies will be effectively assimilated into State Street’s business or service offerings or that alliances will be successful. In addition, State Street may not be able to successfully complete any divestiture on satisfactory terms, if at all, and divestitures may result in a reduction of total revenue and net income.

FINANCIAL CONDITION

CREDIT QUALITY

At March 31, 2004, total gross loans were $5.0 billion. At quarter end, the allowance for loan losses was $36 million, down $25 million from a year ago due to a first quarter reclassification of reserves for off-balance

PART I.    ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

sheet commitments from the allowance for loan losses to other liabilities. During the first quarter subsequent to the reclassification, the reserve for off-balance sheet commitments was reduced by $10 million based on management’s assessment of risk in these exposures. For the quarter ended March 31, 2004, no provision for loan losses was charged against income; there were no charge-offs and no recoveries. Non-performing assets at March 31, 2004, were $7 million, all of which were non-performing investment securities.

LIQUIDITY AND CAPITAL

Liquidity.    The primary objective of State Street’s liquidity management is to ensure that the Corporation has sufficient funds to meet its commitments and business needs, including accommodating the transaction and cash management requirements of its clients. Liquidity is provided by State Street’s access to global debt markets, its ability to gather additional deposits from its clients, maturing short-term assets, sales of securities, and repayment of clients’ loans. Client deposits and other funds provide multi-currency, geographically diverse sources of liquidity. State Street maintains a large portfolio of liquid assets. As of March 31, 2004, the Corporation’s defined liquid assets were $79.5 billion or 86% of total assets, the vast majority of which can be sold on the open market to meet liquidity needs. At March 31, 2004, State Street had defined short-term liabilities of $78.8 billion. State Street had $183 million in pre-tax net unrealized gains on available-for-sale investment securities at March 31, 2004.

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

At March 31, 2004, the Corporation’s Tier 1 risk-based capital ratio was 13.9% and State Street Bank’s Tier 1 risk-based capital ratio was 12.3%. These ratios are relatively flat from 14.0% for the Corporation and 12.4% for State Street Bank at year-end 2003. At March 31, 2004, both ratios significantly exceeded the regulatory minimum of 4% and the well-capitalized threshold of 6%. State Street and State Street Bank had Tier 1 leverage ratios of 5.5% and 5.3%, respectively, at March 31, 2004, exceeding the regulatory minimum of 3% and the well-capitalized threshold of 5%. See Note 11 to the Notes to Consolidated Financial Statements for further information.

State Street’s Board of Directors has authorized the purchase of State Street common stock for use in employee benefit programs and for general corporate purposes. As of March 31, 2004, 8.3 million shares may be purchased under the stock purchase program. State Street employs a third-party broker-dealer to acquire shares for the Corporation’s stock purchase program on the open market.

TRADING ACTIVITIES: FOREIGN EXCHANGE AND INTEREST RATE SENSITIVITY

As part of its trading activities, the Corporation assumes positions in both the foreign exchange and interest rate markets by buying and selling cash instruments and using financial derivatives, including foreign-exchange forward contracts, foreign exchange and interest rate options, and interest rate swaps. As of March 31, 2004, the notional amount of these derivative instruments was $452.6 billion, of which $401.0 billion were foreign exchange forward contracts. Long and short foreign-exchange forward-positions are closely matched to minimize currency and interest rate risk. All foreign exchange contracts are valued daily at current market rates.

The following table presents State Street’s market risk for its trading activities as measured by its value at risk methodology:

Value at Risk for the three months ended March 31,

(Dollars in millions)	Average	Maximum	Minimum

2004:
Foreign exchange products	$1.3	$3.5	$.3
Interest rate products	2.4	3.0	1.5

2003:
Foreign exchange products	$.9	$2.2	$.4
Interest rate products	1.6	2.8	1.2

State Street compares actual daily profits and losses from trading activities to estimated one-day value at risk. During the first three months of 2004, State Street did not experience any trading losses in excess of its end-of-day value at risk estimate.

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

State Street’s significant accounting policies are described in detail in Note 1 in the Notes to the Consolidated Financial Statements as included in State Street’s annual report on Form 10-K for the year ended December 31, 2003, and have been updated in Note 1 to the consolidated financial statements included in this quarterly report on Form 10-Q. State Street’s critical accounting estimates are described in management’s discussion and analysis of results of operations and financial condition as included in State Street’s annual report on Form 10-K for the year ended December 31, 2003. There have not been any significant changes in the factors or methodology used by management in determining its critical accounting estimates since December 2003, that are material in relation to the Corporation’s financial condition, changes in financial condition and results of operations.

PART I.    ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See information under the caption “Trading Activities: Foreign Exchange and Interest Rate Sensitivity” beginning on page 30.

State Street’s Risk Management function was described in detail in the Corporation’s annual report on Form 10-K for the year ended December 31, 2003.

PART I.    ITEM 4.

CONTROLS AND PROCEDURES

The Corporation has established and maintains disclosure controls and other procedures that are designed to ensure that material information relating to the Corporation and its subsidiaries required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Corporation’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. For the period covered in this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2004.

The Chief Executive Officer and Chief Financial Officer have also concluded that there were no changes in the Corporation’s internal control over financial reporting identified in connection with the evaluation described in the preceding paragraph that occurred during the quarter ended March 31, 2004, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Securities industry practices and the mutual fund industry continue to be the subject of intense regulatory, governmental, and public scrutiny. The Corporation and its subsidiaries are broadly involved with the securities industry, including in particular the mutual fund industry. The Corporation has received various regulatory inquiries relating, among other things, to market timing and late trading, and continues to respond to the various requests.

In September 2003, the U.S. Securities and Exchange Commission (the “SEC”) disseminated letters throughout the industry requesting information about market timing and late trading activities. State Street responded to that request and since then has engaged in exchanges of requests and information with the SEC. Other regulatory agencies, including the U.S. Department of Labor (the “DOL”), have also distributed broad requests for information relating to market timing and late trading activities. In March 2004, State Street Corporation and some of its subsidiaries received subpoenas from the SEC seeking additional information. State Street continues to respond to the SEC and the requests received from the DOL.

ITEM 2.    CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) In January 2003, in connection with its acquisition of the GSS business of Deutsche Bank AG, the Corporation issued $345 million, or 1.7 million units, of SPACES. SPACES are collateralized, forward purchase contract units for shares of Common Stock of the Corporation. Each of the SPACES has a stated amount of $200 and consists of PACES, a fixed-share purchase contract, and U.S. Treasury securities, and COVERS, a variable-share repurchase contract. SPACES are listed on the New York Stock Exchange under the symbol “SBZ”. Effective March 22, 2004, the Corporation exercised its right to fix the variable-share settlement rate of the variable-share repurchase contracts constituting part of the SPACES or existing separately as Separate COVERS, in accordance with the terms of the Purchase Contract Agreement dated as of January 21, 2003 relating to the units. The variable-share settlement rate has been fixed at 0.6949 shares per contract in accordance with a formula specified in the Purchase Contract Agreement. After the effective date, a holder of the variable-share repurchase contract (whether held as a component of a SPACES or as a Separate COVERS) may settle the variable-share repurchase contract by delivery to the Purchase Contract Agent of that number of shares of common stock of State Street equal to the variable-share settlement rate, as fixed.

(e) State Street’s Board of Directors has authorized a publicly-announced stock purchase program for State Street Common Stock for use in employee benefit programs and for general corporate purposes. The program was first anounced in 1995 and has been increased several times, most recently in December 2001. As of March 31, 2004, the number of shares purchased under the program aggregated 20,571,000, and authorization for the purchase of an additional 8,316,000 shares remained available for purchase under the program. Additionally, shares may be acquired by a consolidated trust for other deferred compensation plans, held by an external trustee, that are not part of the publicly-announced stock purchase program. These shares are purchased in open-market transactions by the trustee. There were no shares purchased by the trust in the quarter ended March 31, 2004. The following table discloses purchase of Common Stock by the Corporation and related information for the three months ended March 31, 2004:

(Shares in thousands)	Number of Shares Purchased	Average Price Per Share	Number of Shares Purchased Under Publicly- Announced Program	Maximum Number of Shares Yet to Be Purchased Under Program

January 1– January 31, 2004	4	$52.00	4	8,316
February 1– February 29, 2004	–	–	–	8,316
March 1– March 31, 2004	–	–	–	8,316

	4	$52.00	4	8,316

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Registrant’s annual meeting of stockholders was held on April 21, 2004. At the meeting, the following nominees for Director were elected:

	Number of Shares
	For	Withheld

Kennett F. Burnes	271,892,286	3,553,448
David P. Gruber	263,754,882	11,690,852
Linda A. Hill	271,879,353	3,566,381
Charles R. LaMantia	261,788,548	13,657,186
Robert E. Weissman	269,434,516	6,011,218

The following directors continue in office: Tenley E. Albright, M.D., Truman S. Casner, Nader F. Darehshori, Arthur L. Goldstein, Ronald E. Logue, Richard P. Sergel, Ronald L. Skates, David A. Spina, Gregory L. Summe, and Diana Chapman Walsh.

Also at the meeting, the following action (which required the favorable vote of at least two-thirds of the outstanding shares — or at least 223,676,252 favorable votes — for adoption) was voted upon:

	Number of Shares
	For	Against	Abstain or Not Voting	Broker Nonvotes

Vote to exempt the Board of Directors from Massachusetts General Laws, Chapter 156B, Section 50A(a)	140,089,787	97,622,573	2,387,508	35,345,866

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The following exhibit is incorporated by reference:

Exhibit Number
4	Amended and Restated Rights Agreement, dated as of September 15, 1988, as amended as ofSeptember 20, 1990, as amended and restated as of June 18, 1998, and as amended as of April 5, 2004, between State Street Corporation and BankBoston, N.A., as Rights Agent (filed with the Securities and Exchange Commission as Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated April 5, 2004 and incorporated by reference)

The following exhibits are included herewith:

Exhibit Number		Page of this Report
12	Ratio of earnings to fixed charges	36
15	Letter regarding unaudited interim financial information	37
31.1	Rule 13a-14(a)/15d-14(a) Certification	38
31.2	Rule 13a-14(a)/15d-14(a) Certification	39
32	Section 1350 Certifications	40

(b) Current Reports on Form 8-K

A current report on Form 8-K dated March 9, 2004, was filed, by the Registrant, on March 9, 2004, to the Securities and Exchange Commission reporting that government agencies have sought information from the

Registrant and its subsidiaries in connection with investigations related to the mutual fund industry and market timing and late trading activities, and on March 5, 2004, the Registrant and some of its subsidiaries received subpoenas from the Securities and Exchange Commission seeking additional information.

A current report on Form 8-K dated March 22, 2004, was filed, by the Registrant, on March 29, 2004, to the Securities and Exchange Commission reporting that the Registrant has fixed the variable-share settlement rate of the variable-share repurchase contracts constituting part of the Registrant’s 6.75% SPACES or existing separately as Registrant’s 4.0% Separate COVERS, in accordance with the Purchase Contract Agreement.

A current report on Form 8-K dated April 5, 2004, was filed, by the Registrant, on April 5, 2004, to the Securities and Exchange Commission reporting that the Registrant has entered into an amendment to the Amended and Restated Rights Agreement, which eliminates the requirement that certain actions related to redemption may only be taken by Continuing Directors as defined in the Rights Agreement.

A current report on Form 8-K dated April 13, 2004, was furnished, by the Registrant, on April 13, 2004, with the Securities and Exchange Commission reporting results of operations and related financial information for its completed first quarter of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STATE STREET CORPORATION

Date: May 7, 2004	By:	/s/ EDWARD J. RESCH
Edward J. Resch, Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

(filed herewith)

12	Ratio of earnings to fixed charges

15	Letter regarding unaudited interim financial information

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certifications

Pages 37-38 intentionally not included.