Form 10-Q/A
period 2004-03-31
STATE STREET CORP
filed 2004-05-10
CIK 93751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

As a result of error by the Registrant’s filing agent, an incomplete draft of the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2004 was filed prematurely without authorization of the Registrant. That draft Form 10-Q, as filed, had not been subject to State Street’s normal completion and review process. This Form 10-Q/A contains the final and complete Form 10-Q for the Registrant for the period.

Included in the updated information contained in this Form 10-Q/A, among other changes and edits, is insertion of the amount of securities pledged for the first quarter of 2004 on the Consolidated Statement of Condition, on page 2; and a correction to the percentage increase in the volume of securities on loan for the first quarter of 2004, compared to the first quarter of 2003 figure, from 35% to 47%, on pages 21 and 25.

STATE STREET CORPORATION

PART I.    ITEM 1.

FINANCIAL STATEMENTS

Consolidated Statement of Income—State Street Corporation (Unaudited)

(Dollars in millions, except per share data) Three months ended March 31,	2004	2003

Fee Revenue:
Servicing fees	$555	$438
Management fees	147	125
Securities lending	64	55
Foreign exchange trading	118	72
Brokerage fees	45	30
Processing fees and other	84	70

Total fee revenue	1,013	790

Net Interest Revenue:
Interest revenue	384	397
Interest expense	181	193

Net interest revenue	203	204
Provision for loan losses	–	–

Net interest revenue after provision for loan losses	203	204

Gains on the sales of available-for-sale investment securities, net	3	26

Total Revenue	1,219	1,020

Operating Expenses:
Salaries and employee benefits	462	443
Information systems and communications	139	130
Transaction processing services	96	72
Occupancy	90	71
Merger and integration costs	18	37
Other	103	81

Total operating expenses	908	834

Income before income taxes	311	186
Income tax expense	94	90

Net Income	$217	$96

Earnings Per Share
Basic	$.65	$.29
Diluted	.63	.29

Average Shares Outstanding (in thousands)
Basic	334,635	329,569
Diluted	342,129	332,054

Cash Dividends Declared Per Share	$.15	$.13

The accompanying notes are an integral part of these financial statements.

PART I.    ITEM 1.

FINANCIAL STATEMENTS (continued)

Consolidated Statement of Condition—State Street Corporation

(Dollars in millions)	March 31, 2004	December 31, 2003

	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$2,379	$3,376
Interest-bearing deposits with banks	27,228	21,738
Securities purchased under resale agreements	13,968	9,447
Federal funds sold	1,000	104
Trading account assets	347	405
Investment securities (including securities pledged of $15,386 and $13,278)	34,605	38,215
Loans (less allowance of $36 and $61)	4,968	4,960
Premises and equipment	1,238	1,212
Accrued income receivable	1,014	1,015
Goodwill	1,329	1,326
Other intangible assets	542	525
Other assets	4,278	5,211

Total Assets	$92,896	$87,534

Liabilities
Deposits:
Noninterest-bearing	$9,352	$7,893
Interest-bearing—U.S.	6,826	5,062
Interest-bearing—Non-U.S.	37,334	34,561

Total deposits	53,512	47,516
Securities sold under repurchase agreements	21,811	22,806
Federal funds purchased	2,083	1,019
Other short-term borrowings	1,434	1,437
Accrued taxes and other expenses	2,386	2,424
Other liabilities	3,484	4,363
Long-term debt	2,244	2,222

Total Liabilities	86,954	81,787

Stockholders’ Equity
Preferred stock, no par: authorized 3,500,000 shares; issued none
Common stock, $1 par: authorized 500,000,000 shares, issued 337,130,000 and 337,132,000	337	337
Surplus	298	329
Retained earnings	5,174	5,007
Accumulated other comprehensive income	207	192
Treasury stock, at cost (1,705,000 and 2,658,000 shares)	(74)	(118)

Total Stockholders’ Equity	5,942	5,747

Total Liabilities and Stockholders’ Equity	$92,896	$87,534

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

During the first quarter of 2004, State Street reclassified $25 million of the allowance for loan losses to other liabilities as a reserve for off-balance sheet commitments. Subsequent to the reclassification, the reserve for off-balance sheet commitments was reduced by $10 million, and recorded as an offset to other operating expenses.

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

Note 6—Stockholders’ Equity

SPACES

In January 2003, in connection with its acquisition of the GSS business (see Note 2), State Street issued $345 million, or 1.7 million units, of SPACES. SPACES are collateralized, forward purchase contract units for additional shares of common stock of State Street. Each of the SPACES has a stated amount of $200 and consists of PACESSM, a fixed-share purchase contract and treasury securities, and COVERSSM, a variable-share repurchase contract. The SPACES investors will receive total annual payments of 6.75% on the units, payable quarterly, consisting of an annual 4.00% contract payment on the COVERS, an annual 0.75% contract payment on the PACES and a 2.00% annual return on the underlying treasury securities. The present value of the contract payments totaled $45 million, and were treated as a cost of capital and charged to surplus upon issuance. State Street will receive the proceeds of $345 million and issue common stock upon settlement of the fixed-share purchase contracts underlying the SPACES units on November 15, 2005.

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

	For the Three Months Ended March 31,
	Investment Servicing		Investment Management		Business Divestiture		Other/ One-Time		Total
(Dollars in millions, except where otherwise noted)	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003

Fee Revenue:
Servicing fees	$555	$438							$555	$438
Management fees	–	–	$147	$108		$17			147	125
Securities lending	53	47	11	8		–			64	55
Foreign exchange trading	118	72	–	–		–			118	72
Brokerage fees	45	30	–	–		–			45	30
Processing fees and other	70	64	14	5		1			84	70

Total fee revenue	841	651	172	121		18			1,013	790
Net interest revenue after provision for loan losses	194	194	9	10		–			203	204
Gains on the sales of available-for-sale investment securities, net	3	26	–	–		–			3	26

Total Revenue	1,038	871	181	131		18			1,219	1,020
Operating Expenses	755	669	135	116		12	$18	$37	908	834

Income (Loss) Before Income Taxes	$283	$202	$46	$15		$6	$(18)	$(37)	$311	$186

Pre-tax margin	27%	23%	25%	12%
Average assets (billions)	$90.6	$75.8	$2.4	$1.8		$.1			$93.0	$77.7

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

State Street provides liquidity and credit enhancement facilities in the form of liquidity asset purchase agreements, lines of credit, and standby letters of credit to two types of off-balance sheet entities. One type, special purpose entities (“SPEs”), as defined by FIN 46-R (revised), which are administered by State Street, issues asset-backed commercial paper (“ABCP”). At March 31, 2004 and December 31, 2003, State Street’s commitments under liquidity asset purchase agreements and lines of credit to these SPEs were $12.0 billion and $11.9 billion, respectively, and standby letters of credit were $653 million and $644 million, respectively. Amounts committed, but unused, under the liquidity asset purchase agreements, lines of credit and standby letters of credit that State Street provides to these SPEs are included in the preceding table. Asset performance deterioration or certain other factors may cause the asset risk to shift from the ABCP investors to State Street as the liquidity and/or credit enhancement provider through the liquidity asset purchase agreements, lines of credit and standby letters of credit, as the SPE may need to repay maturing commercial paper by drawing the liquidity facilities. State Street would acquire the assets at fair market value at the date of transfer. Potential losses, if any, from these SPEs are not expected to materially affect the financial condition or results of operations of the Corporation.

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

Securities lending revenue was $64 million in the first quarter of 2004, compared to $55 million in the first quarter of the previous year, an increase of 16%. The increase in securities lending revenue reflected a 47% increase in the volume of securities lent, partially offset by significantly narrower interest rate spreads.

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

Investment Management offers a broad array of services for managing financial assets, including investment management and investment research, primarily for institutional investors worldwide. These services included passive and active U.S. and non-U.S. equity and fixed income strategies, and other related services, such as securities lending. Retirement benefit services are provided through State Street’s 50%-owned affiliate, CitiStreet LLC. Revenue from the Investment Management line of business comprised 15% of State Street’s total revenue for the three months ended March 31, 2004.

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

PART I.    ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

	For the Three Months Ended March 31,
	Investment Servicing		Investment Management		Business Divestiture		Other/ One-Time		Total
(Dollars in millions, except where otherwise noted)	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003

Fee Revenue:
Servicing fees	$555	$438							$555	$438
Management fees	–	–	$147	$108		$17			147	125
Securities lending	53	47	11	8		–			64	55
Foreign exchange trading	118	72	–	–		–			118	72
Brokerage fees	45	30	–	–		–			45	30
Processing fees and other	70	64	14	5		1			84	70

Total fee revenue	841	651	172	121		18			1,013	790
Net interest revenue after provision for loan losses	194	194	9	10		–			203	204
Gains on the sales of available-for-sale investment securities, net	3	26	–	–		–			3	26

Total Revenue	1,038	871	181	131		18			1,219	1,020
Operating Expenses	755	669	135	116		12	$18	$37	908	834

Income (Loss) Before Income Taxes	$283	$202	$46	$15		$6	$(18)	$(37)	$311	$186

Pre-tax margin	27%	23%	25%	12%
Average assets (billions)	$90.6	$75.8	$2.4	$1.8		$.1			$93.0	$77.7

Investment Servicing.    Total revenue for the three months ended March 31, 2004, increased $167 million to $1.038 billion, up 19% from the comparable period in 2003, driven by growth in fee revenue, somewhat offset by a decline in gains on sales of available-for-sale securities.

Growth in fee revenue of $190 million for the first quarter of 2004 to $841 million was primarily attributable to servicing fees, securities lending, foreign exchange trading and brokerage fee revenue. Servicing fees for the first quarter of 2004 were $555 million, up $117 million, or 27%, from servicing fees a year earlier due to the extra month of servicing fee revenue generated by the GSS business, higher equity market valuations and new business from existing and new clients in 2004. The increase in securities lending revenue reflected a 47% increase in the volume of securities lent, partially offset by significantly narrower interest rate spreads. Foreign exchange trading revenue was $118 million for the first quarter of 2004, an increase of $46 million from a year ago, attributable to significantly higher currency volatility, and higher volumes reflecting increased cross-border investment activities of State Street’s clients. Brokerage fee revenue was $45 million in the first quarter, up 51% from 2003 due to an increase in transition management for State Street’s clients and growth in electronic trade execution.

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The following exhibit is incorporated by reference:

Exhibit Number
4	Amended and Restated Rights Agreement, dated as of September 15, 1988, as amended as of September 20, 1990, as amended and restated as of June 18, 1998, and as amended as of April 5, 2004, between State Street Corporation and BankBoston, N.A., as Rights Agent (filed with the Securities and Exchange Commission as Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated April 5, 2004 and incorporated by reference)

The following exhibits are included herewith:

Exhibit Number		Page of this Report
12	Ratio of earnings to fixed charges	38
15	Letter regarding unaudited interim financial information	39
31.1	Rule 13a-14(a)/15d-14(a) Certification	40
31.2	Rule 13a-14(a)/15d-14(a) Certification	41
32	Section 1350 Certifications	42

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

Pages 38-39 intentionally not included.