Form 10-Q
period 2004-06-30
STATE STREET CORP
filed 2004-08-06
CIK 93751

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004
or
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
617-786-3000 (Registrant's telephone number, including area code)

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

The number of shares of the Registrant's Common Stock outstanding on July 31, 2004 was 336,258,584.

STATE STREET CORPORATION

PART 1.
ITEM 1. FINANCIAL STATEMENTS

Consolidated Statement of Income—State Street Corporation (Unaudited)

Three months ended June 30, (Dollars in millions, except per share data)	2004	2003
Fee Revenue:
Servicing fees	$570	$482
Management fees	153	130
Securities lending	89	76
Foreign exchange trading	116	103
Brokerage fees	36	27
Processing fees and other	81	63

Total fee revenue	1,045	881
Net Interest Revenue:
Interest revenue	408	401
Interest expense	182	208

Net interest revenue	226	193
Provision for loan losses	—	—

Net interest revenue after provision for loan losses	226	193
Gains on the sales of available-for-sale investment securities, net	16	8

Total Revenue	1,287	1,082
Operating Expenses:
Salaries and employee benefits	510	444
Information systems and communications	130	140
Transaction processing services	103	79
Occupancy	84	76
Merger and integration costs	16	18
Restructuring costs	—	292
Other	110	90

Total operating expenses	953	1,139

Income (loss) before income taxes	334	(57)
Income tax expense (benefit)	114	(34)

Net Income (Loss)	$220	$(23)

Earnings (Loss) Per Share
Basic	$.66	$(.07)
Diluted	.65	(.07)
Average Shares Outstanding (in thousands)
Basic	334,930	331,325
Diluted	340,647	333,971
Cash Dividends Declared Per Share	$.16	$.14

The accompanying notes are an integral part of these financial statements.

Consolidated Statement of Income—State Street Corporation (Unaudited)

Six months ended June 30, (Dollars in millions, except per share data)	2004	2003
Fee Revenue:
Servicing fees	$1,125	$920
Management fees	300	255
Securities lending	153	131
Foreign exchange trading	234	175
Brokerage fees	81	57
Processing fees and other	165	133

Total fee revenue	2,058	1,671
Net Interest Revenue:
Interest revenue	792	798
Interest expense	363	401

Net interest revenue	429	397
Provision for loan losses	—	—

Net interest revenue after provision for loan losses	429	397
Gains on the sales of available-for-sale investment securities, net	19	34

Total Revenue	2,506	2,102
Operating Expenses:
Salaries and employee benefits	972	887
Information systems and communications	269	270
Transaction processing services	199	151
Occupancy	174	147
Merger and integration costs	34	55
Restructuring costs	—	292
Other	213	171

Total operating expenses	1,861	1,973

Income before income taxes	645	129
Income tax expense	208	56

Net Income	$437	$73

Earnings Per Share
Basic	$1.31	$.22
Diluted	1.28	.22
Average Shares Outstanding (in thousands)
Basic	334,782	330,452
Diluted	341,232	333,039
Cash Dividends Declared Per Share	$.31	$.27

The accompanying notes are an integral part of these financial statements.

Consolidated Statement of Condition—State Street Corporation

(Dollars in millions)	June 30, 2004	December 31, 2003
	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$3,588	$3,376
Interest-bearing deposits with banks	28,920	21,738
Securities purchased under resale agreements	10,228	9,447
Federal funds sold	2,050	104
Trading account assets	448	405
Investment securities (including securities pledged of $10,426 and $13,278)	36,011	38,215
Loans (less allowance of $36 and $61)	5,433	4,960
Premises and equipment	1,370	1,212
Accrued income receivable	1,140	1,015
Goodwill	1,396	1,326
Other intangible assets	542	525
Other assets	3,014	5,211

Total Assets	$94,140	$87,534

Liabilities
Deposits:
Noninterest-bearing	$10,223	$7,893
Interest-bearing—U.S.	4,594	5,062
Interest-bearing—Non-U.S.	40,530	34,561

Total deposits	55,347	47,516
Securities sold under repurchase agreements	22,458	22,806
Federal funds purchased	1,203	1,019
Other short-term borrowings	1,428	1,437
Accrued taxes and other expenses	2,375	2,424
Other liabilities	3,072	4,363
Long-term debt	2,347	2,222

Total Liabilities	88,230	81,787
Stockholders' Equity
Preferred stock, no par: authorized 3,500,000 shares; issued none
Common stock, $1 par: authorized 500,000,000 shares, issued 337,126,000 and 337,132,000	337	337
Surplus	304	329
Retained earnings	5,340	5,007
Accumulated other comprehensive (loss) income	(5)	192
Treasury stock, at cost (1,548,000 and 2,658,000 shares)	(66)	(118)

Total Stockholders' Equity	5,910	5,747

Total Liabilities and Stockholders' Equity	$94,140	$87,534

The accompanying notes are an integral part of these financial statements.

Consolidated Statement of Changes in Stockholders' Equity—State Street Corporation (Unaudited)

	Common Stock				Accumulated Other Comprehensive (Loss) Income	Treasury Stock
(Dollars in millions, shares in thousands)				Retained Earnings
	Shares	Amount	Surplus			Shares	Amount	Total
Balance at December 31, 2002	329,992	$330	$104	$4,472	$106	5,065	$(225)	$4,787
Comprehensive income:
Net income				73				73
Change in net unrealized gains/losses on available-for sale securities, net of related taxes of $(8)					(8)			(8)
Foreign currency translation, net of related taxes of $27				52				52
Change in unrealized gains/losses on cash flow hedges, net of related taxes of $(3)					(4)			(4)

Total comprehensive income				73	40			113
Cash dividends declared-$.27 per share				(90)				(90)
Common stock acquired						79	(3)	(3)
Common stock issued pursuant to:
January 14, 2003, Registration Statement	7,153	7	260					267
Present value of the estimated fees payable with respect to SPACES, pursuant to January 14, 2003 Registration Statement			(57)					(57)
Stock awards and options exercised, including tax benefit of $3	(10)		6			(568)	25	31
Modified stock awards and options for restructuring			24			(266)	12	36
Debt conversion			(1)			(21)	1	—
Other						(21)	1	1

Balance at June 30, 2003	337,135	$337	$336	$4,455	$146	4,268	$(189)	$5,085

Balance at December 31, 2003	337,132	$337	$329	$5,007	$192	2,658	$(118)	$5,747
Comprehensive income:
Net income				437				437
Change in net unrealized gains/losses on available-for sale securities, net of related taxes of $(114)					(166)			(166)
Change in minimum pension liability, net of related taxes of $(16)					(23)			(23)
Foreign currency translation, including tax benefit of $(13)					(12)			(12)
Change in unrealized gains/losses on cash flow hedges, net of related taxes of $3					4			4

Total comprehensive income				437	(197)			240
Cash dividends declared-$.31 per share				(104)				(104)
Common stock acquired						45	(2)	(2)
Impact of fixing the variable-share settlement rate of SPACES			(26)					(26)
Common stock issued pursuant to:
Stock awards and options exercised, including tax benefit of $11	(6)		1			(1,155)	54	55

Balance at June 30, 2004	337,126	$337	$304	$5,340	$(5)	1,548	$(66)	$5,910

The accompanying notes are an integral part of these financial statements.

Consolidated Statement of Cash Flows—State Street Corporation (Unaudited)

Six months ended June 30, (Dollars in millions)	2004	2003
Operating Activities
Net Income	$437	$73
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Non-cash charges for depreciation, amortization, provision for loan losses and deferred income taxes	360	232
Securities gains, net	(19)	(34)
Change in trading account assets, net	(43)	540
Other, net	748	(478)

Net Cash Provided by Operating Activities	1,483	333
Investing Activities
Net (increase) decrease in interest-bearing deposits with banks	(7,182)	5,945
Net (increase) decrease in federal funds sold and securities purchased under resale agreements	(2,727)	5,508
Proceeds from sales of available-for-sale securities	5,581	5,734
Proceeds from maturities of available-for-sale securities	6,099	16,696
Purchases of available-for-sale securities	(9,882)	(24,061)
Proceeds from maturities of held-to-maturity securities	803	733
Purchases of held-to-maturity securities	(811)	(778)
Net increase in loans	(448)	(1,791)
Principal collected from lease financing	67	49
Business acquisitions, net of cash acquired	(71)	(1,104)
Purchases of equity investments and other long-term assets	(39)	(16)
Purchases of premises and equipment	(168)	(204)

Net Cash (Used) Provided by Investing Activities	(8,778)	6,711
Financing Activities
Net increase in deposits	7,828	2,888
Net decrease in short-term borrowings	(173)	(6,219)
Payments for non-recourse debt for lease financing	(88)	(69)
Proceeds from issuance of long-term debt, net of issuance costs	—	343
Payments for long-term debt and obligations under capital leases	(1)	(1)
Proceeds from issuance of common stock/SPACES, net of issuance costs	—	257
Purchase of common stock	(2)	(2)
Proceeds from issuance of treasury stock	44	64
Payments for cash dividends	(101)	(86)

Net Cash Provided (Used) by Financing Activities	7,507	(2,825)

Net Increase	212	4,219
Cash and due from banks at beginning of period	3,376	1,361

Cash and Due From Banks at End of Period	$3,588	$5,580

Non-cash transactions for the six months ended June 30, 2004 and 2003 included $138 million and $42 million, respectively, of leases capitalized in property, plant and equipment, with a related increase in long-term debt for those periods.

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements—State Street Corporation (Unaudited)

Note 1—Basis of Presentation

Organization and Nature of Operations

State Street Corporation ("State Street" or the "Corporation") is a financial holding company and reports two lines of business. Investment Servicing provides services for U.S. mutual funds, collective funds worldwide, corporate and public retirement plans, insurance companies, foundations, endowments, and other investment pools. Products include custody, product- and participant-level accounting, daily pricing and administration; master trust and master custody; recordkeeping; foreign exchange and trading services; securities lending; deposit and short-term investment facilities; loans and lease financing; investment operations outsourcing; wealth manager and hedge fund manager services; and performance, risk and compliance analytics to support institutional investors. Investment Management offers a broad array of services for managing financial assets, including investment management and investment research services, primarily for institutional investors worldwide; these services include passive and active U.S. and non-U.S. equity and fixed income strategies, and other related services, such as securities lending.

Basis of Presentation

In the opinion of management, all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the financial position of State Street and subsidiaries at June 30, 2004 and December 31, 2003, its cash flows for the six months ended June 30, 2004 and 2003, and consolidated results of its operations for the three and six months ended June 30, 2004 and 2003, have been made. Operating results for the three and six months ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These statements should be read in conjunction with the financial statements and other information included in State Street's latest annual report on Form 10-K.

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

The assets and liabilities of non-U.S. operations are translated at month-end exchange rates, and revenue and expenses are translated at rates that approximate average monthly exchange rates. Gains or losses from the translation of the net assets of non-U.S. subsidiaries and branches, net of related taxes, are reported in accumulated other comprehensive (loss) income.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Investments in Affiliates

Investments in affiliates in which the Corporation has the ability to exercise significant influence, but not control, are accounted for using the equity method, unless the affiliate is determined to be a variable interest entity ("VIE") for which State Street absorbs the majority of expected losses, in which case State Street consolidates the VIE.

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

Stock-Based Compensation

State Street expenses stock options using the fair value method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" using the prospective transition method afforded under SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," an amendment to SFAS No. 123. The following table illustrates the pro forma effect on net income and earnings per share as if the fair value method had been applied to all outstanding and unvested stock options in each period:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share data)
	2004	2003	2004	2003
Net income (loss), as reported	$220	$(23)	$437	$73
Add: Stock-based employee compensation expense included in reported net income, net of related taxes(1)	5	19	8	19
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related taxes	(12)	(26)	(22)	(41)

Pro forma net income	$213	$(30)	$423	$51

Earnings (loss) per share:
Basic—as reported	$.66	$(.07)	$1.31	$.22
Basic—pro forma	.64	(.09)	1.26	.16
Diluted—as reported	..65	(.07)	1.28	..22
Diluted—pro forma	.63	(.09)	1.24	.15

(1)
State Street accelerated recognition of $29 million of stock option expense, $19 million after tax, in the second quarter of 2003 in connection with its restructuring. See Note 10 for further details.

Information related to option activity is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Options in thousands)
	2004	2003	2004	2003
Options exercised	150	196	918	479
Weighted average price of options exercised	$30.22	$25.79	$29.42	$18.51
Options granted	38	28	2,249	60
Weighted average price of options granted	$47.70	$37.25	$52.70	$37.34

Reclassification

Certain previously reported amounts have been reclassified to conform to the current method of presentation.

Accounting Changes and Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). As a result of this Interpretation, State Street deconsolidated the trusts that issued trust preferred capital securities in the fourth quarter of 2003. In December 2003, the FASB issued a revised version of FIN 46 ("FIN 46-R") that deferred the effective date of the Interpretation as it related to certain types of variable interest entities until March 31, 2004. The adoption of FIN 46-R as of March 31, 2004, did not materially impact either the financial position or results of operations of the Corporation.

Note 2—Acquisitions and Divestitures

 On October 31, 2003, State Street completed the sale of its Private Asset Management business to U.S. Trust. Under the terms of the agreement, the transaction was valued at $365 million, about five percent of which is subject to the successful transition of the business over the subsequent 16 months.

On January 31, 2003, State Street completed the primary closing of its acquisition of a substantial part of the Global Securities Services ("GSS") business of Deutsche Bank AG ("Deutsche Bank") for a premium of $1.10 billion. In July 2003, separate closings were held for the GSS business units in Italy and Austria, upon receipt of regulatory approvals. Under the terms of the sale and purchase agreement, State Street could have been required to make contingent additional purchase price payments. During the second quarter of 2004, State Street and Deutsche Bank have determined that under the terms of the sale and purchase agreement, no additional consideration is payable by State Street.

In connection with the acquisition, approximately 2,800 employees of Deutsche Bank became employees of State Street. For the three and six months ended June 30, 2004, State Street paid $5 million and $7 million, respectively, of severance costs related to an overall GSS workforce reduction, primarily in the U.S., and the severance liability outstanding as of June 30, 2004, was $12 million.

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

State Street receives payments from Deutsche Bank representing amounts earned on client deposits of the GSS business that have not yet converted to State Street. For the three months ended June 30, 2004 and 2003, payments of $13 million and $28 million, respectively, were included in processing fees and other revenue in the Consolidated Statement of Income. For the six months ended June 30, 2004 and 2003, payments of $33 million and $47 million, respectively, were included in processing fees and other revenue. Once converted, GSS deposits will be reflected as deposits on State Street's Consolidated Statement of Condition and the related earnings on those deposits will be included in net interest revenue.

Note 3—Investment Securities

 Available-for-sale securities and held-to-maturity securities consisted of the following as of the dates indicated:

	June 30, 2004				December 31, 2003
		Unrealized				Unrealized
(Dollars in millions)	Amortized Cost			Fair Value	Amortized Cost			Fair Value
		Gains	Losses			Gains	Losses
Available for sale:
U.S. Treasury and federal agencies	$21,204	$12	$174	$21,042	$22,695	$73	$20	$22,748
Asset-backed securities	9,467	19	23	9,463	9,852	46	13	9,885
State and political subdivisions	2,148	22	4	2,166	1,961	38	—	1,999
Collateralized mortgage obligations	1,056	—	9	1,047	1,338	2	7	1,333
Other debt investments	274	4	—	278	304	6	—	310
Money market mutual funds	118	—	—	118	85	—	—	85
Other equity securities	275	6	8	273	238	6	6	238

Total	$34,542	$63	$218	$34,387	$36,473	$171	$46	$36,598

Held to maturity:
U.S. Treasury and federal agencies	$1,356		$12	$1,344	$1,345	$3		$1,348
Other investments	268		—	268	272	—		272

Total	$1,624		$12	$1,612	$1,617	$3		$1,620

Gross gains and losses realized on the sale of available-for-sale securities were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)
	2004	2003	2004	2003
Gross gains	$19	$8	$39	$34
Gross losses	3	—	20	—

Net gain	$16	$8	$19	$34

Note 4—Allowance for Loan Losses

State Street establishes an allowance for loan losses to absorb probable credit losses. Changes in the allowance for loan losses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)
	2004	2003	2004	2003
Balance at beginning of period	$36	$61	$61	$61
Reclassification	—	—	(25)	—

Balance at end of period	$36	$61	$36	$61

During the first quarter of 2004, State Street reclassified $25 million of the allowance for loan losses to other liabilities as a reserve for off-balance sheet commitments. Subsequent to the reclassification, the reserve for off-balance sheet commitments was reduced by $10 million, and recorded as an offset to other operating expenses.

Note 5—Other Assets and Other Liabilities

 Other assets included $1.44 billion and $3.82 billion of unrealized gains on foreign exchange contracts at June 30, 2004, and December 31, 2003, respectively.

Other liabilities included $1.53 billion and $3.61 billion of unrealized losses on foreign exchange contracts at June 30, 2004, and December 31, 2003, respectively.

Note 6—Stockholders' Equity

SPACES

In January 2003, in connection with its acquisition of the GSS business (see Note 2), State Street issued $345 million, or 1.7 million units, of SPACESSM. SPACES are collateralized, forward purchase contract units for additional shares of common stock of State Street. Each of the SPACES has a stated amount of $200 and consists of PACESSM, a fixed-share purchase contract and treasury securities, and COVERSSM, a variable-share repurchase contract. The SPACES investors will receive total annual payments of 6.75% on the units, payable quarterly, consisting of an annual 4.00% contract payment on the COVERS, an annual 0.75% contract payment on the PACES and a 2.00% annual return on the underlying treasury securities. The present value of the contract payments totaled $45 million, and was treated as a cost of capital and charged to surplus upon issuance. State Street will receive the proceeds of $345 million and issue common stock upon settlement of the fixed-share purchase contracts underlying the SPACES units on November 15, 2005.

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

The impact of fixing the settlement rate for the SPACES and Separate COVERS was a reclassification of the recognized gains of $26 million associated with the mark-to-market of the variable-share contracts from other assets to a reduction of surplus in stockholders' equity.

Accumulated Other Comprehensive (Loss) Income

The components of accumulated other comprehensive (loss) income, net of related taxes, were as follows:

(Dollars in millions)	June 30, 2004	December 31, 2003
Unrealized (loss) gain on available-for-sale securities	$(92)	$74
Minimum pension liability	(23)	—
Foreign currency translation	116	128
Unrealized loss on cash flow hedges	(6)	(10)

Total	$(5)	$192

Note 7—Regulatory Capital

 The regulatory capital amounts and ratios were as follows as of June 30, 2004, and December 31, 2003:

	Regulatory Guidelines(1)		State Street		State Street Bank
(Dollars in millions)	Minimum	Well Capitalized	2004	2003	2004	2003
Tier 1 risk-based capital ratio	4%	6%	14.2%	14.0%	12.5%	12.4%
Total risk-based capital ratio	8	10	15.8	15.8	13.6	13.7
Tier 1 leverage ratio	3	5	5.5	5.6	5.3	5.4
Tier 1 capital			$5,067	$4,822	$4,326	$4,185
Total capital			5,656	5,450	4,711	4,601
Adjusted risk-weighted assets and market-risk equivalents:
On-balance sheet			$22,925	$19,681	$21,805	$18,814
Off-balance sheet			12,602	14,385	12,608	14,391
Market-risk equivalents			255	436	231	421

Total			$35,782	$34,502	$34,644	$33,626

Quarterly average adjusted assets			$92,960	$85,562	$81,943	$76,888

(1)
State Street Bank must meet the regulatory designation of "well capitalized" in order to maintain State Street's status as a financial holding company, including maintaining a minimum Tier 1 risk-based capital ratio (Tier 1 capital divided by adjusted risk-weighted assets and market-risk equivalents) of 6%, a minimum total risk-based capital ratio (total capital divided by adjusted risk-weighted assets and market-risk equivalents) of 10%, and a Tier 1 leverage ratio (Tier 1 capital divided by quarterly average adjusted assets) of 5%. In addition, Regulation Y defines "well capitalized" for a bank holding company such as State Street for the purpose of determining eligibility for a streamlined review process for acquisition proposals. For such Regulation Y purposes, "well capitalized" requires State Street to maintain a minimum Tier 1 risk-based capital ratio of 6% and a minimum total risk-based capital ratio of 10%.

Note 8—Net Interest Revenue

 Net interest revenue consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)
	2004	2003	2004	2003
Interest Revenue:
Deposits with banks	$139	$123	$264	$248
Investment securities:
U.S. Treasury and federal agencies	121	100	237	196
State and political subdivisions (exempt from federal tax)	13	16	28	33
Other investments	61	65	130	131
Securities purchased under resale agreements and federal funds sold	37	53	77	104
Commercial and financial loans	14	15	28	29
Lease financing	19	23	21	46
Trading account assets	4	6	7	11

Total interest revenue	408	401	792	798
Interest Expense:
Deposits	101	108	205	208
Other borrowings	56	83	112	159
Long-term debt	25	17	46	34

Total interest expense	182	208	363	401

Net interest revenue	$226	$193	$429	$397

Note 9—Employee Benefit Plans

 The components of net periodic benefit cost for the three and six months ended June 30, were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
(Dollars in millions)
	2004	2003	2004	2003	2004	2003	2004	2003
Service cost	$11	$11	$1	$1	$22	$22	$2	$2
Interest cost	9	9	1	1	18	18	2	2
Expected return on plan assets	(10)	(9)	—	—	(20)	(18)	—	—
Transition (asset)/obligation	—	(1)	—	—	—	(2)	—	—
Amortization of prior service cost	(1)	—	—	—	(2)	—	—	—
Amortization of net loss	5	4	—	—	10	8	—	—
Curtailment(1)	—	5	—	7	—	5	—	7
Special termination benefit(1)	—	74	—	6	—	74	—	6

Net periodic benefit cost	$14	$93	$2	$15	$28	$107	$4	$17

(1)
Curtailment and special termination benefits were accrued as part of the Corporation's restructuring program. See Note 10 for further details.

Employer Contributions

As previously disclosed in the Corporation's financial statements for the year ended December 31, 2003, expected employer contributions to the tax-qualified U.S. defined benefit pension plans, non-qualified supplemental employee retirement plans ("SERPs") and post-retirement plan for the year ending December 31, 2004 are $55 million, $6 million and $3 million, respectively.

Note 10—Restructuring Costs

 During the second quarter of 2003, State Street implemented an expense reduction program to decrease operating expenses. The expense reductions were achieved through a decrease in direct controllable expenses and by a voluntary separation and enhanced severance program ("VSP"), primarily in the United States. At June 30, 2003, approximately 3,000 individuals accepted the VSP. Subsequent to the VSP, approximately 1,000 positions were replaced. State Street incurred $292 million of restructuring costs for the three and six months ended June 30, 2003, as a result of the program, as follows:

(Dollars in millions)	Restructuring Costs
Costs by Category:
Severance	$154
Pension	80
Stock compensation	36
Other	22

Total	$292

Costs by Line of Business
Investment Servicing	$258
Investment Management	34

Total	$292

No VSP-related expenses were incurred during the six months ended June 30, 2004. Following is a rollforward of the restructuring accrual for the six months ended June 30, 2004:

(Dollars in millions)	Restructuring Accrual
Balance as of December 31, 2003	$176
Cash payments made to date	(65)
Reclassifications(1)	(86)

Balance as of June 30, 2004	$25

(1)
Reclassifications included amounts transferred to pension, retirement medical benefits and deferred stock compensation liabilities.

The restructuring costs were recorded at the time the accounting events and measurement date occurred. Severance costs included salaries and related benefits to be paid out over a defined period of up to two years. Pension costs will be paid out primarily in equal annual installments over a five-year period. Stock compensation expense was attributable to the modification of various stock options and restricted and deferred stock awards for individuals who accepted the VSP (see the Stock-Based Compensation disclosures in Note 1). Other restructuring costs include outplacement services associated with the termination of employees and professional and actuarial fees incurred.

Note 11—Operating Expenses—Other

 The other category of operating expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)
	2004	2003	2004	2003
Professional services	$40	$23	$73	$43
Advertising and sales promotion	13	10	24	21
Other(1)	57	57	116	107

Total operating expenses—other	$110	$90	$213	$171

(1)
Includes $14 million and $1 million of provisions for securities processing losses, for the three months ended June 30, 2004 and 2003, respectively; includes $31 million and $3 million of provisions for securities processing losses, for the six months ended June 30, 2004 and 2003, respectively.

Note 12—Income Taxes

 State Street recorded tax expense of $114 million for the second quarter of 2004, compared to a benefit of $34 million in the second quarter of 2003. Tax expense for the six months ended June 30, 2004 and 2003, was $208 million and $56 million, respectively.

Tax expense for the six months ended June 30, 2004, included a cumulative benefit of $18 million recorded in the first quarter of 2004 resulting from a change in the effective state tax rate applied to leveraged leasing transactions.

Tax expense for the first quarter of 2003 included an estimated one-time $25 million after-tax charge for a REIT-related tax matter. In the second quarter of 2003, State Street settled the matter with the Massachusetts Department of Revenue and reversed $13 million of the charge, bringing the net one-time, after-tax charge for the six months ended June 30, 2003 to $12 million.

The effective tax rate for the second quarter of 2004 was 34.0% and for the six months ended June 30, 2004, was 32.3%, including the impact of the leveraged lease tax benefit. The expected tax rate for the full year 2004 is 33.0%, compared with an effective tax rate of 35.1% for full year 2003.

Note 13—Lines of Business

 State Street has two primary lines of business—Investment Servicing and Investment Management.

Investment Servicing provides services for U.S. mutual funds, collective funds worldwide, corporate and public retirement plans, insurance companies, foundations, endowments, and other investment pools. Products include custody, product- and participant-level accounting, daily pricing and administration; master trust and master custody; recordkeeping; foreign exchange and trading services; securities lending; deposit and short-term investment facilities; loans and lease financing; investment operations outsourcing; wealth manager and hedge fund manager services; and performance, risk and compliance analytics to support institutional investors. State Street has a 50% interest in Boston Financial Data Services, Inc. and the International Financial Data Services group of companies, which provide shareholder services, including mutual fund and collective fund shareholder accounting. Revenue from Investment Servicing comprised 85% of State Street's total revenue for the six months ended June 30, 2004.

Investment Management offers a broad array of services for managing financial assets, including investment management and investment research, primarily for institutional investors worldwide. These services included passive and active U.S. and non-U.S. equity and fixed income strategies, and other related services, such as securities lending. Retirement benefit services are provided through CitiStreet, LLC, in which State Street has a 50% interest. Revenue from the Investment Management line of business comprised 15% of State Street's total revenue for the six months ended June 30, 2004.

Business Divesture consisted of revenue and expenses related to the Private Asset Management operations sold in October 2003.

Other/One-Time charges for 2004 consisted of merger and integration costs related to the acquisition of GSS; Other/One-Time charges for 2003 consisted of the loss on the sale of certain real estate included in processing fees and other revenue and restructuring, merger and integration costs included in operating expenses.

The total columns represent consolidated results in accordance with accounting principles generally accepted in the United States as they appear in the Consolidated Statements of Income.

	For the Three Months Ended June 30,
			Investment Management		Business Divestiture
	Investment Servicing						Other/One-Time		Total
(Dollars in millions, except where otherwise noted)
	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003
Fee Revenue:
Servicing fees	$570	$482							$570	$482
Management fees	—	—	$153	$111		$19			153	130
Securities lending	71	64	18	12		—			89	76
Foreign exchange trading	116	103	—	—		—			116	103
Brokerage fees	36	27	—	—		—			36	27
Processing fees and other	65	68	16	8		—		$(13)	81	63

Total fee revenue	858	744	187	131		19		(13)	1,045	881
Net interest revenue after provision for loan losses	216	183	10	10		—		—	226	193
Gains on the sales of available-for-sale investment securities, net	16	8	—	—		—		—	16	8

Total Revenue	1,090	935	197	141		19		(13)	1,287	1,082
Operating Expenses	785	697	152	121		11	$16	$310	953	1,139

Income (Loss) Before Income Taxes	$305	$238	$45	$20		$8	$(16)	$(323)	$334	$(57)

Pre-tax margin	28%	25%	23%	14%
Average assets (in billions)	$92.3	$81.6	$2.6	$1.9		$.1			$94.9	$83.6

	For the Six Months Ended June 30,
			Investment Management		Business Divestiture
	Investment Servicing						Other/One-Time		Total
(Dollars in millions, except where otherwise noted)
	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003
Fee Revenue:
Servicing fees	$1,125	$920							$1,125	$920
Management fees	—	—	$300	$219		$36			300	255
Securities lending	124	111	29	20		—			153	131
Foreign exchange trading	234	175	—	—		—			234	175
Brokerage fees	81	57	—	—		—			81	57
Processing fees and other	135	132	30	13		1		$(13)	165	133

Total fee revenue	1,699	1,395	359	252		37		(13)	2,058	1,671
Net interest revenue after provision for loan losses	410	377	19	20		—		—	429	397
Gains on the sales of available-for-sale investment securities, net	19	34	—	—		—		—	19	34

Total Revenue	2,128	1,806	378	272		37		(13)	2,506	2,102
Operating Expenses	1,540	1,366	287	237		23	$34	$347	1,861	1,973

Income (Loss) Before Income Taxes	$588	$440	$91	$35		$14	$(34)	$(360)	$645	$129

Pre-tax margin	28%	24%	24%	13%
Average assets (in billions)	$91.4	$78.7	$2.5	$1.8		$.1			$93.9	$80.6

Note 14—Earnings Per Share

 The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share data; shares in thousands)
	2004	2003	2004	2003
Net income	$220	$(23)	$437	$73
Earnings per share:
Basic	$.66	$(.07)	$1.31	$.22
Diluted	.65	(.07)	1.28	.22
Basic average shares	334,930	331,325	334,782	330,452
Effect of dilutive securities:
Stock options and stock awards	3,887	2,504	4,321	2,441
Equity-related financial instruments	1,830	142	2,129	146

Dilutive average shares	340,647	333,971	341,232	333,039

As of June 30, 2004 and 2003, the following potentially dilutive financial instruments were outstanding, but not included in the computation of diluted average shares because the exercise prices of the instruments were greater than the average fair value of State Street's common stock during those periods: 2004—stock options of 10.8 million; 2003—stock options of 19.2 million.

Note 15—Contingent Liabilities

 State Street provides custody, product- and participant-level accounting, daily pricing and administration; master trust and master custody; investment management; recordkeeping; foreign exchange and trading services; securities lending; deposit and short-term investment facilities; loans and lease financing; investment operations outsourcing; wealth manager and hedge fund manager services; and performance, risk and compliance analytics to clients worldwide. Assets under custody and assets under management are held by State Street in a fiduciary or custodial capacity and are not included in the Consolidated Statement of Condition because such items are not assets of State Street. Management conducts regular reviews of its responsibilities for these services and considers the results in preparing its financial statements. In the opinion of management, no contingent liabilities existed at June 30, 2004, that would have a material adverse effect on State Street's financial position or results of operations.

In the normal course of business, State Street is subject to challenges from U.S. and non-U.S. tax authorities regarding the amount of taxes due. These challenges may result in adjustments to the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. Management believes State Street is appropriately accrued for tax exposures and related interest expense. If State Street prevails in a matter for which an accrual has been established, or is required to pay an amount exceeding its reserve, the financial impact will be reflected in the period that the matter is resolved.

Note 16—Derivative Financial Instruments

 State Street uses various derivatives to support clients' needs, conduct trading activities and manage its interest rate and currency risk. The following table summarizes the contractual or notional amounts of derivative financial instruments held or issued for trading and balance sheet management:

(Dollars in millions)	June 30, 2004	December 31, 2003
Trading:
Interest rate contracts:
Swap agreements	$2,493	$3,154
Options and caps purchased	321	332
Options and caps written	640	656
Futures	28,483	40,003
Foreign exchange contracts:
Forward, swap and spot	349,870	322,051
Options purchased	3,852	2,243
Options written	3,644	2,064
Balance Sheet Management:
Interest rate contracts:
Swap agreements	3,152	3,964

In connection with its interest-rate risk management strategies, State Street has executed interest-rate swap agreements with a notional value of $1.80 billion as of June 30, 2004, designated as fair value hedges to hedge the changes in the fair value of certain securities. For the three and six months ended June 30, 2004, State Street recognized net pre-tax losses of $1 million and net pre-tax gains of $2 million, respectively, which represented the ineffective portion of the hedge.

State Street has designated interest-rate swaps with a notional value of $150 million as cash flow hedges to its floating-rate debt. These interest-rate swaps qualify as fully effective hedges. In addition, $1.20 billion was designated as fair value hedges to hedge certain of its fixed-rate debt. The fair value hedge swaps increased the value of long-term debt presented in the Statement of Condition by $34 million at June 30, 2004. For the three and six months ended June 30, 2004, the Corporation's overall weighted average interest rate for long-term debt was 6.6% and 6.3% on a contractual basis and 4.45% and 4.10% including the effects of derivative contracts, respectively.

Note 17—Commitments and Off-Balance Sheet Activities

 The following is a summary of the contractual amount of State Street's credit-related, off-balance sheet financial instruments:

(Dollars in millions)	June 30, 2004	December 31, 2003
Securities lending indemnifications	$326,728	$266,055
Liquidity asset purchase agreements	17,799	16,540
Loan commitments	12,489	12,270
Standby letters of credit	4,725	4,545

On behalf of its clients, State Street lends their securities to creditworthy brokers and other institutions. In certain circumstances, State Street may indemnify its clients for the fair market value of those securities against a failure of the borrower to return such securities. State Street requires the borrowers to provide collateral in an amount equal to or in excess of 102% of the fair market value of the securities borrowed. The borrowed securities are revalued daily to determine if additional collateral is necessary. State Street held, as collateral, cash and U.S. government securities totaling $335.63 billion and $271.30 billion for indemnified securities on loan at June 30, 2004 and December 31, 2003, respectively.

Loan commitments (unfunded loans and unused lines of credit), liquidity asset purchase agreements and standby letters of credit are issued to accommodate the financing needs of State Street's clients and to provide liquidity and credit enhancements to variable interest entities. Loan commitments are agreements by State Street to lend monies at a future date. Liquidity asset purchase agreements are commitments to purchase receivables or securities, subject to conditions established in the agreements.

Approximately 86% of the loan commitments and liquidity asset purchase agreements will expire within one year from the date of issue. Since many of the commitments are expected to expire or renew without being drawn, the total commitment amounts do not necessarily represent future cash requirements.

State Street provides liquidity and credit enhancement facilities in the form of liquidity asset purchase agreements, lines of credit, and standby letters of credit to two types of off-balance sheet entities. One type, structured as special purpose entities ("SPEs"), as defined by FIN 46 (revised), which are administered by State Street, issues asset-backed commercial paper ("ABCP"). At June 30, 2004 and December 31, 2003, State Street's commitments under liquidity asset purchase agreements and lines of credit to these SPEs were $12.76 billion and $11.88 billion, respectively, and standby letters of credit were $654 million and $644 million, respectively. Amounts committed, but unused, under the liquidity asset purchase agreements, lines of credit and standby letters of credit that State Street provides to these SPEs are included in the preceding table. Asset performance deterioration or certain other factors may cause the asset risk to shift from the ABCP investors to State Street as the liquidity and/or credit enhancement provider through the liquidity asset purchase agreements, lines of credit and standby letters of credit, as the SPE may need to repay maturing commercial paper by drawing the liquidity facilities. State Street would acquire the assets at fair market value at the date of transfer. Potential losses, if any, from these

SPEs are not expected to materially affect the financial condition or results of operations of the Corporation.

For a second type of off-balance sheet entity, structured as qualified special-purpose entities ("QSPEs") in accordance with accounting principles generally accepted in the United States, State Street distributes and sells equity interests in tax-exempt investment-grade assets that are primarily sold to mutual fund clients. For these QSPEs, State Street transfers the assets from its investment portfolio at fair market value. Such transfers are treated as sales. The QSPEs finance the acquisition of these assets by selling equity interests to third-party investors. State Street owns a minority residual interest in these QSPEs of less than 7%, or $127 million at June 30, 2004. These trusts have a weighted average life of approximately 5.47 years. In a separate agreement, State Street provides liquidity asset purchase agreements to these entities. These liquidity asset purchase agreements obligate State Street to buy the equity interests in the underlying portfolio at par, which approximates market value, in the event that the re-marketing agent is unable to place the equity interests of the off-balance sheet entity with investors. The liquidity asset purchase agreements are subject to early termination by State Street in the event of payment default, bankruptcy of the issuer or credit enhancement provider, taxability, or downgrade of an asset below investment grade. State Street's liquidity asset purchase agreements to these off-balance sheet entities were $1.39 billion at June 30, 2004, and $1.24 billion at December 31, 2003, none of which were utilized and are included in the preceding table.

For the six months ended June 30, 2004, State Street acquired and transferred approximately $314 million of investment securities out of its available-for-sale portfolio at fair market value in exchange for cash to another off-balance sheet entity structured as a QSPE. These transfers were accounted for as sales. State Street provides investment management services to this unaffiliated QSPE.

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors
State Street Corporation

We have reviewed the consolidated statement of condition of State Street Corporation as of June 30, 2004, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2004 and 2003, and the consolidated statements of changes in stockholders' equity and cash flows for the six-month periods ended June 30, 2004 and 2003. These financial statements are the responsibility of the Corporation's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of condition of State Street Corporation as of December 31, 2003, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended not presented herein, and in our report dated January 12, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of condition as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated statement of condition from which it has been derived.

ERNST & YOUNG LLP
Boston, Massachusetts July 12, 2004

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

State Street prepares and reports its financial information in accordance with accounting principles generally accepted in the United States ("reported" results). Unless otherwise indicated, results discussed in this Form 10-Q refer to reported results.

RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003

Condensed Income Statement—Reported Results

	Three Months Ended June 30,
(Dollars in millions, except per share data)	2004	2003	$ Change	% Change
Fee Revenue:
Servicing fees	$570	$482	$88	18%
Management fees	153	130	23	18
Securities lending	89	76	13	17
Foreign exchange trading	116	103	13	13
Brokerage fees	36	27	9	33
Processing fees and other	81	63	18	29

Total fee revenue	1,045	881	164	19
Net Interest Revenue:
Net interest revenue	226	193	33
Provision for loan losses	—	—	—

Net interest revenue after provision for loan losses	226	193	33	17
Gains on the sales of available-for-sale investment securities, net	16	8	8	100

Total Revenue	1,287	1,082	205	19
Operating Expenses:
Salaries and employee benefits	510	444	66	15
Information systems and communications	130	140	(10)	(7)
Transaction processing services	103	79	24	30
Occupancy	84	76	8	11
Merger and integration costs	16	18	(2)	(11)
Restructuring costs	—	292	(292)	(100)
Other	110	90	20	22

Total operating expenses	953	1,139	(186)	(16)

Income (loss) before income taxes	334	(57)	391
Income tax expense (benefit)	114	(34)	148

Net Income (Loss)	$220	$(23)	$243

Earnings (Loss) Per Share:
Basic	$.66	$(.07)	$.73
Diluted	.65	(.07)	.72

SUPPLEMENTAL FINANCIAL INFORMATION

In order to provide information on a comparable basis from period to period and to assist stockholders, analysts, other external parties and management in analyzing the financial results and trends of its ongoing businesses and operations, supplemental financial results on an "operating" basis are presented below. In this Management's Discussion and Analysis of Financial Condition and Results of Operations section, the discussion will reference reported results, as previously defined, and "operating" results. Operating results are defined as reported results on a taxable equivalent basis, excluding merger and integration costs and for 2003, restructuring costs, the loss on the sale of certain real estate, the results of the divested Private Asset Management ("PAM") business and the impact of a state tax matter.

Supplemental Financial Information—Operating Basis Reconciliation

	Three Months Ended June 30,
	2004				2003
(Dollars in millions, except per share data)	Operating Results	Other		Reported Results	Operating Results	PAM(4)	Other		Reported Results
Fee Revenue:
Servicing fees	$570			$570	$482				$482
Management fees	153			153	111	$19			130
Securities lending	89			89	76	—			76
Foreign exchange trading	116			116	103	—			103
Brokerage fees	36			36	27	—			27
Processing fees and other	81			81	76	—	$(13	)(5)	63

Total fee revenue	1,045			1,045	875	19	(13)		881
Net Interest Revenue:
Net interest revenue	238	$(12	)(1)	226	206	—	(13	)(1)	193
Provision for loan losses	—	—		—	—	—	—		—

Net interest revenue after provision for loan losses	238	(12)		226	206	—	(13)		193
Gains on the sales of available-for-sale investment securities, net	16	—		16	8	—	—		8

Total Revenue	1,299	(12)		1,287	1,089	19	(26)		1,082
Operating Expenses:
Salaries and employee benefits	510	—		510	438	6	—		444
Information systems and communications	130	—		130	139	1	—		140
Transaction processing services	103	—		103	79	—	—		79
Occupancy	84	—		84	74	2	—		76
Merger and integration costs	—	16	(2)	16	—	—	18	(2)	18
Restructuring costs	—	—		—	—	—	292		292
Other	110	—		110	88	2	—		90

Total operating expenses	937	16		953	818	11	310		1,139

Income (loss) before income taxes	362	(28)		334	271	8	(336)		(57)
Income tax expense (benefit)	119	(5	)(3)	114	89	3	(126	)(6)	(34)
Taxable-equivalent adjustment	12	(12	)(1)	—	13	—	(13	)(1)	—

Net Income (Loss)	$231	$(11)		$220	$169	$5	$(197)		$(23)

Earnings (Loss) Per Share—Diluted	$.68	$(0.03)		$.65	$.50	$.02	$(.59)		$(.07)

Reported results agree with the Corporation's Consolidated Statement of Income

(1)
Taxable-equivalent adjustment not included in reported results

(2)
Merger and integration costs associated with the acquisition of the GSS business on January 31, 2003

(3)
Tax benefit associated with the merger and integration costs

(4)
Revenue and expenses of the Private Asset Management business divested October 31, 2003

(5)
Loss on the sale of certain real estate

(6)
Tax benefits associated with settlement of a state tax matter, merger, integration and restructuring costs and the loss on the sale of certain real estate

Supplemental Financial Information—Reconciliation of Reported Results to Non-GAAP Measures

(Dollars in millions, except per share data)	Total Revenue	Total Operating Expenses	Income Before Income Taxes	Income Tax Expense (Benefit)	Net Income (Loss)	Earnings (Loss) Per Share
Three months ended June 30, 2004
Reported results—GAAP	$1,287	$953	$334	$114	$220	$.65
Non-operating businsess activities:
Merger and integration costs	—	(16)	16	5	11.03

Total non-operating business activities	—	(16)	16	5	11.03
Taxable-equivalent adjustment	12	—	12	12	—	—

Operating results	$1,299	$937	$362	$131	$231	$.68

Three months ended June 30, 2003
Reported results—GAAP	$1,082	$1,139	$(57)	$(34)	$(23)	$(.07)
Results of the divested Private Asset Management business	(19)	(11)	(8)	(3)	(5)	(.02)
Non-operating businsess activities:
Loss on the sale of certain real estate sold	13	—	13	5	8.02
Restructuring costs	—	(292)	292	102	190.57
Merger and integration costs	—	(18)	18	6	12.04
Settlement of a Massachusetts tax matter	—	—	—	13	(13)	(.04)

Total non-operating business activities	13	(310)	323	126	197.59
Taxable-equivalent adjustment	13	—	13	13	—	—

Operating results	$1,089	$818	$271	$102	$169	$.50

Supplement Financial Information—Operating(1)—Consolidated Statement of Income

	Three Months Ended June 30,
(Dollars in millions, except per share data)	2004	2003	$ Change	% Change
Operating Fee Revenue:
Servicing fees	$570	$482	$88	18%
Management fees	153	111	42	38
Securities lending	89	76	13	17
Foreign exchange trading	116	103	13	13
Brokerage fees	36	27	9	33
Processing fees and other	81	76	5	7

Total operating fee revenue	1,045	875	170	19
Operating Net Interest Revenue:
Net interest revenue	238	206	32
Provision for loan losses	—	—	—

Net interest revenue after provision for loan losses	238	206	32	16
Gains on the sales of available-for-sale investment securities, net	16	8	8	100

Total Operating Revenue	1,299	1,089	210	19
Operating-Basis Operating Expenses:
Salaries and employee benefits	510	438	72	16
Information systems and communications	130	139	(9)	(6)
Transaction processing services	103	79	24	30
Occupancy	84	74	10	14
Other	110	88	22	25

Total operating-basis operating expenses	937	818	119	15

Income before income taxes	362	271	91	34
Income tax expense	119	89	30
Taxable-equivalent adjustment	12	13	(1)

Net Operating Income	$231	$169	$62	37

Operating Diluted Earnings Per Share	$.68	$.50	$.18	36

(1)
As defined and reconciled to reported results on an earlier schedule.

Summary

State Street reported net income for the second quarter of 2004 of $.65 per share, reflecting net income of $220 million and total revenue of $1.29 billion. In the second quarter of 2003, State Street reported a loss of $.07 per share, reflecting a net loss of $23 million and total revenue of $1.08 billion. Total expenses in the second quarter of 2004 of $953 million are down $186 million compared to the year-ago quarter, reflecting restructuring costs of $292 million reported in the prior period, somewhat offset by increased salaries and employee benefits, transaction processing and other expenses in the second quarter of 2004.

Results for the second quarter of 2004 included pre-tax merger and integration costs of $16 million, or $.03 per diluted share, due to the continuing integration of the Deutsche Bank Global Securities Services business (GSS), acquired in January of 2003, compared with $18 million, or $.04 per diluted share, for the year earlier period. Results for the second quarter of 2003 also included pre-tax restructuring costs of $292 million, or $.57 per diluted share, and a loss on the sale of certain real estate of $13 million, or $.02 per share, offset by an after-tax benefit of $13 million, or $.04 per diluted share, related to the final settlement of a tax matter with the Commonwealth of Massachusetts. Second-quarter 2003 reported results also included the results of the divested PAM business, which was sold on October 31, 2003.

Operating earnings per share for the second quarter of 2004 were $.68, up 36% compared to operating earnings per share of $.50 for the second quarter of 2003. Operating earnings per share for 2003 have been reduced from the previously reported $.52 per share to exclude the results of the divested PAM business from the prior period. Operating revenue of $1.30 billion in the second quarter of 2004 was up 19% from the second quarter of 2003, reflecting increases in servicing fees, management fees, securities lending and foreign exchange trading revenue, and net interest revenue. Operating expenses of $937 million in the second quarter of 2004 were up $119 million, or 15%, from the second quarter of 2003. Return on stockholders' equity on an operating basis was 15.7% for the quarter.

Favorable market conditions in the first quarter of 2004 continued into the second quarter, helping the Corporation achieve increased operating revenue. Results for the second quarter reflected revenue growth across all segments of the business. However, State Street believes that market conditions may not be as favorable in the second half of 2004. Further, the Corporation would expect to incur implementation expenses relating to the conversion of several new large investment operations outsourcing clients.

Total Revenue

In the second quarter of 2004, total reported revenue was $1.29 billion, up $205 million, compared to $1.08 billion a year ago. On an operating basis, total revenue was $1.30 billion compared to $1.09 billion in 2003, an increase of $210 million, reflecting an increase of $170 million in fee revenue and a $32 million increase in net interest revenue.

Fee Revenue

Fee revenue for the second quarter of 2004 was $1.05 billion on both a reported and operating basis. Reported fee revenue for 2003 was $881 million and included $19 million of fee revenue from the divested PAM business and a loss of $13 million on the sale of certain real estate. On an operating basis, fee revenue increased $170 million from $875 million, largely reflecting increases in servicing fees and management fees.

Servicing fees are derived from custody, product- and participant-level accounting, daily pricing and administration; master trust and master custody; recordkeeping; investment operations oursourcing; wealth manager and hedge fund manager services and performance, risk and compliance analytics. Servicing fees for the second quarter of 2004 were $570 million, up $88 million, or 18%, from servicing fees of $482 million a year earlier. The increase was primarily attributable to new business from existing and new clients and higher equity market valuations in 2004.

At June 30, 2004, total assets under custody were $9.15 trillion, up 7% from $8.5 trillion a year earlier. The value of assets under custody is a broad measure of the relative size of various markets served. Changes to the value of assets under custody do not result in proportional changes in revenue. Many services are priced on factors other than asset values, including the mix of assets under custody, securities positions held, portfolio transactions, and types of products and services. State Street uses relationship pricing for clients who take advantage of multiple services.

	June 30, 2004		December 31, 2003		June 30, 2003
Mix of Assets Under Custody (Dollars in billions)	Assets	Percentage of Total	Assets	Percentage of Total	Assets	Percentage of Total
Equities	$3,757	41%	$3,479	37%	$3,125	37%
Fixed income	2,543	28	2,636	28	2,370	28
Short-term investments	1,209	13	1,176	13	1,082	12
Acquired GSS	1,641	18	2,079	22	1,939	23

Total	$9,150		$9,370		$8,516

Management fees from investment management services, primarily delivered through State Street Global Advisors®, were $153 million, compared to $130 million a year ago. Fees from the PAM business added $19 million to 2003 management fees. On an operating basis, management fees were up $42 million, or 38%, from $111 million in 2003, reflecting continued new business success and an increase in average month-end equity valuations. Total assets under management were $1.22 trillion, up 35%, compared to $.90 trillion the previous year.

Assets Under Management (Dollars in billions)
June 30, 2003	$901
Net new business	103
Market appreciation	102

December 31, 2003	1,106
Net new business	94
Market appreciation	17

June 30, 2004	$1,217

Securities lending revenue was $89 million in the second quarter of 2004, compared to $76 million in the second quarter of the previous year, an increase of 17%. The increase in securities lending revenue reflected a 31% increase in the volume of securities lent. Historically, the second quarter has high seasonal activity levels of securities lending.

Foreign exchange trading revenue was $116 million for the second quarter of 2004 compared to $103 million a year ago. The increase was attributable to higher currency volatility and increased cross-border investment activities of State Street's clients.

Brokerage fee revenue was $36 million in the second quarter, up 33% from $27 million in 2003 due to an increase in transition management for State Street's clients and growth in electronic trade execution.

Processing fees and other revenue, which includes certain fees from Deutsche Bank related to the GSS business, profits and losses from joint ventures and other items, was $81 million in the quarter compared to $63 million a year ago, which included the loss of $13 million on the sale of certain real estate, or $76 million on an operating basis.

Net Interest Revenue

Net interest revenue for the second quarter of 2004 was $226 million, up $33 million or 17% from the second quarter of 2003. On an operating, tax-equivalent basis, net interest revenue was $238 million, up $32 million, or 16%, from $206 million in the second quarter of 2003, largely attributable to an increase in average interest-earning assets and an improvement in the interest rate spread.

	Three Months Ended June 30,
	2004		2003
(Dollars in millions)	Average Balance	Rate(1)	Average Balance	Rate(1)
Interest-earning assets	$84,353	2.00%	$74,608	2.22%
Interest-bearing liabilities	75,139.97		66,669	1.25

Excess of rate earned over rate paid		1.03%		.97%

Net interest margin		1.13%		1.10%

(1)
Rates were calculated on a taxable-equivalent basis where the tax savings generated by tax-exempt investments was recorded as net interest revenue with a corresponding charge to income tax expense. Tax savings were computed using a federal income tax rate of 35%, adjusted for applicable state income taxes, net of the related federal tax benefit.

Net interest margin for the three months ended June 30, 2004 was 1.13%, an increase of three basis points from the second quarter of 2003. Rates earned in excess of rates paid increased by six basis points year-over-year.

Gains on the Sales of Available-for-Sale Securities

State Street realized securities gains of $16 million in the second quarter of 2004, compared with gains of $8 million in the second quarter of the prior year.

Operating Expenses

Operating expenses for the second quarter of 2004 were $953 million, down $186 million from $1.14 billion a year ago. Operating expenses for the second quarter of 2004 included $16 million of merger and integration expenses. Operating expenses for the second quarter of 2003 included merger and integration costs of $18 million, as well as a restructuring charge of $292 million related to a voluntary employee separation program and $11 million of expenses from the divested PAM business. Excluding PAM, restructuring costs and merger and integration costs, operating-basis operating expenses were $937 million, up $119 million, or 15%, from $818 million, largely driven by higher salaries and employee benefits, transaction processing services and other expenses.

Salaries and employee benefits expense was $510 million in the second quarter of 2004, compared with $444 million in 2003 on a reported basis, or $438 million, excluding expenses from the divested PAM business. The increase in salaries and employee benefits expense is primarily attributable to higher incentive compensation expense due to the Corporation's improved earnings performance in 2004.

Information systems and communications expense for the second quarter of 2004 was $130 million, down $10 million from a year ago on a reported basis and down $9 million from a year ago on an operating basis.

Transaction processing services expense increased $24 million to $103 million due to substantially higher global clearance fee expense related to higher volumes of transactions.

Occupancy expense for the second quarter of 2004 was $84 million, up $8 million on a reported basis, or $10 million on an operating basis from the second quarter of 2003. The increase in occupancy expense is primarily attributable to additional space at State Street Financial Center, located in Boston, Massachusetts, and new office space in Luxembourg, partially offset by certain dispositions and leases that expired or terminated in 2003.

Merger and integration costs totaled $16 million for the quarter, down from $18 million a year earlier. These expenses consisted primarily of professional fees and systems integration costs incurred related to the GSS acquisition.

During the second quarter of 2003, State Street implemented an expense reduction program to decrease operating expenses. The expense reductions were achieved through a decrease in direct controllable expenses and by a voluntary separation and enhanced severance program ("VSP"), primarily in the United States. At June 30, 2003, approximately 3,000 individuals accepted the VSP. Subsequent to the VSP, approximately 1,000 positions were replaced. State Street incurred $292 million of restructuring costs for the three months ended June 30, 2003, as a result of the program. No amounts were incurred in the three months ended June 30, 2004.

Other operating expenses in the second quarter of 2004 were $110 million, compared with $90 million a year earlier on a reported basis and $88 million a year earlier on an operating basis. The increase is primarily due to professional service costs related to growth initiatives and compliance requirements, such as Sarbanes-Oxley readiness and Basel II. Also included in other operating expense is a $13 million increase in securities processing losses, up from $1 million a year ago as a result of a single, large processing loss in the second quarter of 2004.

Income Taxes

State Street recorded tax expense of $114 million for the second quarter of 2004, compared to a benefit of $34 million in the second quarter of 2003. Tax expense for the second quarter of 2003 included a one-time $13 million after-tax benefit related to final settlement of a REIT-related tax matter.

The effective rate for the second quarter of 2004 was 34.0%, compared with an effective tax rate for the second quarter of 2003 of 37.1%, excluding the tax benefit from the REIT settlement. The expected tax rate for the full year 2004 is 33.0%, compared with an effective full year tax rate of 35.1% in 2003.

RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

Condensed Income Statement—Reported Results

	Six Months Ended June 30,
(Dollars in millions, except per share data)	2004	2003	$ Change	% Change
Fee Revenue:
Servicing fees	$1,125	$920	$205	22%
Management fees	300	255	45	18
Securities lending	153	131	22	17
Foreign exchange trading	234	175	59	34
Brokerage fees	81	57	24	42
Processing fees and other	165	133	32	24

Total fee revenue	2,058	1,671	387	23
Net Interest Revenue:
Net interest revenue	429	397	32
Provision for loan losses	—	—	—

Net interest revenue after provision for loan losses	429	397	32	8
Gains on the sales of available-for-sale investment securities, net	19	34	(15)	(44)

Total Revenue	2,506	2,102	404	19
Operating Expenses:
Salaries and employee benefits	972	887	85	10
Information systems and communications	269	270	(1)
Transaction processing services	199	151	48	32
Occupancy	174	147	27	18
Merger and integration costs	34	55	(21)	(38)
Restructuring costs	—	292	(292)	(100)
Other	213	171	42	25

Total operating expenses	1,861	1,973	(112)	(6)

Income before income taxes	645	129	516
Income tax expense	208	56	152

Net Income	$437	$73	$364

Earnings Per Share:
Basic	$1.31	$.22	$1.09
Diluted	1.28	.22	1.06

SUPPLEMENTAL FINANCIAL INFORMATION

Supplemental Financial Information—Operating Basis Reconciliation

	Six Months Ended June 30,
	2004				2003
(Dollars in millions, except per share data)	Operating Results	Other		Reported Results	Operating Results	PAM(4)	Other		Reported Results
Fee Revenue:
Servicing fees	$1,125			$1,125	$920				$920
Management fees	300			300	219	$36			255
Securities lending	153			153	131	—			131
Foreign exchange trading	234			234	175	—			175
Brokerage fees	81			81	57	—			57
Processing fees and other	165			165	145	1	$(13	)(5)	133

Total fee revenue	2,058			2,058	1,647	37	(13)		1,671
Net Interest Revenue:
Net interest revenue	452	$(23	)(1)	429	423	—	(26	)(1)	397
Provision for loan losses	—	—		—	—	—	—		—

Net interest revenue after provision for loan losses	452	(23)		429	423	—	(26)		397
Gains on the sales of available-for-sale investment securities, net	19	—		19	34	—	—		34

Total Revenue	2,529	(23)		2,506	2,104	37	(39)		2,102
Operating Expenses:
Salaries and employee benefits	972	—		972	874	13	—		887
Information systems and communications	269	—		269	269	1	—		270
Transaction processing services	199	—		199	151	—	—		151
Occupancy	174	—		174	144	3	—		147
Merger and integration costs	—	34	(2)	34	—	—	55	(2)	55
Restructuring costs	—	—		—	—	—	292		292
Other	213	—		213	165	6	—		171

Total operating expenses	1,827	34		1,861	1,603	23	347		1,973

Income (loss) before income taxes	702	(57)		645	501	14	(386)		129
Income tax expense (benefit)	220	(12)	(3)	208	165	5	(114)	(6)	56
Taxable-equivalent adjustment	23	(23)	(1)	—	26	—	(26)	(1)	—

Net Income (Loss)	$459	$(22)		$437	$310	$9	$(246)		$73

Earnings (Loss) Per Share—Diluted	$1.35	$(.07)		$1.28	$.93	$.03	$(.74)		$.22

Reported results agree with the Corporation's Consolidated Statement of Income

(1)
Taxable-equivalent adjustment not included in reported results

(2)
Merger and integration costs associated with the acquisition of the GSS business on January 31, 2003

(3)
Tax benefit associated with the merger and integration costs

(4)
Revenue and expenses of the Private Asset Management business divested October 31, 2003

(5)
Loss on the sale of certain real estate

(6)
Impact of a state tax matter ($12 million of expense) and the net tax benefit associated with the loss on the sale of certain real estate and merger, integration and restructuring costs

Supplement Financial Information—Operating(1)—Consolidated Statement of Income

	Six Months Ended June 30,
(Dollars in millions, except per share data)	2004	2003	$ Change	% Change
Operating Fee Revenue:
Servicing fees	$1,125	$920	$205	22%
Management fees	300	219	81	37
Securities lending	153	131	22	17
Foreign exchange trading	234	175	59	34
Brokerage fees	81	57	24	42
Processing fees and other	165	145	20	14

Total operating fee revenue	2,058	1,647	411	25
Operating Net Interest Revenue:
Net interest revenue	452	423	29
Provision for loan losses	—	—	—

Net interest revenue after provision for loan losses	452	423	29	7
Gains on the sales of available-for-sale investment securities, net	19	34	(15)	(44)

Total Operating Revenue	2,529	2,104	425	20
Operating-Basis Operating Expenses:
Salaries and employee benefits	972	874	98	11
Information systems and communications	269	269	—
Transaction processing services	199	151	48	32
Occupancy	174	144	30	21
Other	213	165	48	29

Total operating-basis operating expenses	1,827	1,603	224	14

Income before income taxes	702	501	201	40
Income tax expense	220	165	55
Taxable-equivalent adjustment	23	26	(3)

Net Operating Income	$459	$310	$149	48

Operating Diluted Earnings Per Share	$1.35	$.93	$.42	45

(1)
As defined and reconciled to reported results on an earlier schedule.

Summary

State Street reported net income for the first six months of 2004 of $1.28 per share, reflecting net income of $437 million and total revenue of $2.51 billion. In the first six months of 2003, State Street earned $.22 per share, reflecting net income of $73 million and total revenue of $2.10 billion. Total expenses in the first six months of 2004 of $1.86 billion are down $112 million compared to the year-ago period.

Results for the first six months of 2004 included pre-tax merger and integration costs of $34 million, or $.07 per share due to the continuing integration of the GSS business, acquired in January of 2003. On an operating basis, State Street earned $1.35 per share, reflecting net income of $459 million on taxable equivalent revenue of $2.53 billion.

Results for the first six months of 2003 included a pre-tax loss on the sale of certain real estate of $13 million, or $.02 per share, merger and integration costs of $55 million, or $.11 per share related to the GSS acquisition, restructuring costs of $292 million, or $.57 per share, and an after-tax charge of $12 million, or $0.04 per share related settlement of a tax matter with the Commonwealth of Massachusetts. Combined, these items decreased earnings per share by $.74. The first six months of 2003 included the operating results of the divested PAM business which contributed $.03 per share. On an operating basis, net income for the first six months of 2003 was $.93 per share, reflecting net income of $310 million on taxable-equivalent revenue of $2.10 billion.

On an operating basis, earnings per share for the first six months of 2004 were $1.35, up 45% compared to operating earnings per share of $.93 for the first six months of 2003. Operating revenue of $2.53 billion in the first six months of 2004 was up 20% from the first six months of 2003, primarily due to increases in servicing and management fees and foreign exchange trading revenue. Operating expenses of $1.83 billion in the first six months of 2004 were up $224 million, or 14%, from the first six months of 2003. Return on stockholders' equity on an operating basis was 15.6% for the first six months of 2004.

Total Revenue

In the first six months of 2004, total reported revenue was $2.51 billion, up $404 million, compared to $2.10 billion a year ago. On an operating basis, total revenue was $2.53 billion compared to $2.10 billion in 2003, an increase of $425 million, reflecting an increase of $411 million in fee revenue and $29 million of net interest revenue, offset somewhat by a $15 million decline in gains on sales of available-for-sale securities. Total revenue for 2004 included six months of GSS results compared with only five months in 2003. The GSS business was acquired on January 31, 2003.

Servicing fees for the first six months of 2004 were $1.13 billion, up $205 million, or 22%, from servicing fees of $920 million a year earlier. The increase was primarily attributable to the full six months of servicing fee revenue generated by the GSS business, higher equity market valuations and new business from existing and new clients in 2004.

Management fees from investment management services were $300 million, compared to $255 million a year ago. Fees from the PAM business added $36 million to 2003 management fees. On an operating basis, management fees were up $81 million, or 37%, from $219 million in 2003, reflecting continued new business success and an increase in average month-end equity valuations.

Securities lending revenue was $153 million in the first six months of 2004, compared to $131 million in the first six months of the previous year, an increase of 17%. The increase in securities lending revenue reflected a full six months of fees from GSS in 2004 and a 39% increase in the volume of securities lent.

Foreign exchange trading revenue was $234 million for the first six months of 2004 compared to $175 million a year ago. The increase was attributable to significantly higher currency volatility, and higher volumes reflecting increased cross-border investment activities of State Street's clients.

Brokerage fee revenue was $81 million in the first six months, up 42% from $57 million in 2003 due to an increase in transition management for State Street's clients and growth in electronic trade execution. Processing fees and other revenue, which includes certain fees from Deutsche Bank related to the GSS business, profits and losses from joint ventures and other items, was $165 million in the quarter compared to $133 million a year ago, or $145 million on an operating basis. The increase was primarily driven by improved performance by the Corporation's joint ventures.

Net interest revenue for the first six months of 2004 was $429 million, up $32 million, or 8% from $397 million to the first six months of 2003. On an operating, tax-equivalent basis, net interest revenue was $452 million, up $29 million, or 7%, from $423 million in the first six months of 2003. State Street's loan portfolio includes leveraged leases, the income from which is included in interest income. Net interest revenue for the first six months was reduced by a cumulative charge of $19 million resulting from a change in assumptions used for recognition of income from leveraged lease transactions due to a change in the effective state tax rate. This charge had a minimal impact on net income because of an offsetting benefit of $18 million included in income tax expense. The charge to net interest revenue was more than offset by earnings from an increase in average interest-earning assets for the period. Excluding the reduction related to leveraged leases, net interest revenue would have increased by 11% from the prior year.

State Street realized securities gains of $19 million in the first six months of 2004, compared with gains of $34 million in the first six months of the prior year.

Operating Expenses

Operating expenses for the first six months of 2004 were $1.86 billion, down $112 million from a year ago, and included $34 million of merger and integration costs. Operating expenses for the first six months of 2003 were $1.97 billion, and included restructuring charges of $292 million, merger and integration costs of $55 million and expenses related to the divested PAM business of $23 million. Excluding merger and integration costs, restructuring costs and expenses related to PAM, operating-basis operating expenses in 2004 were $1.83 billion, up $224 million, or 14%, from 2003. The increase is due, in large part, to a full six months of expenses related to the GSS business, and higher incentive compensation and transaction processing expenses in 2004.

Salaries and employee benefits expense was $972 million in the first six months of 2004, compared with $887 million in 2003 on a reported basis, or $874 million excluding PAM. The increase in salaries and employee benefits expense is primarily attributable to the full six months of GSS-related expenses and higher incentive compensation expense due to the Corporation's improved earnings performance in 2004.

Information systems and communications expense for the first six months of 2004 was $269 million, down $1 million from a year ago on a reported basis and unchanged from a year ago on an operating basis.

Transaction processing services expense increased $48 million to $199 million due to substantially higher global clearance fees expense related to higher volumes of transactions.

Occupancy expense for the first six months of 2004 was $174 million, up $27 million on a reported basis, or $30 million on an operating basis from the first six months of 2003. The increase in occupancy expense is primarily attributable to additional space at State Street Financial Center, located in Boston, Massachusetts, and new office space in Luxembourg.

Merger and integration costs totaled $34 million for the quarter, down from $55 million a year earlier. These expenses consisted primarily of professional fees and systems integration costs incurred related to the GSS acquisition.

Other operating expenses in the first six months of 2004 were $213 million, compared with $171 million a year earlier on a reported basis and $165 million a year earlier on an operating basis. State Street recorded a provision for securities processing losses of $31 million in the first six months of 2004. This compared to $3 million in the first six months of 2003. Increases in the costs of professional services and a full six months of GSS-related expenses also contributed to the increase. During the first six months of 2004, State Street reclassified $25 million of reserves for off-balance sheet commitments from the allowance for loan losses to other liabilities. Subsequent to the reclassification, State Street reduced its reserve for off-balance sheet commitments, reducing other expenses by $10 million.

Income Taxes

State Street recorded tax expense of $208 million for the first six months of 2004, compared to $56 million in the first six months of 2003. Tax expense for the first six months of 2004 included a cumulative benefit of $18 million resulting from a change in the effective state tax rate applied to leveraged leasing transactions. The reduction in effective state tax rate reflects the relative increase in non-U.S. activity resulting from State Street's recent acquisitions and divestitures. Tax expense for the first six months of 2003 included a one-time $12 million after tax charge for a REIT-related tax matter.

The effective rate for the first six months of 2004 was 32.3%, including the impact of the leveraged lease adjustment. The expected tax rate for the full year 2004 is 33.0%, compared with an effective tax rate of 35.1% in 2003.

GSS ACQUISITION UPDATE

On January 31, 2003, State Street completed the primary closing of its acquisition of a substantial part of the Global Securities Services ("GSS") business of Deutsche Bank AG ("Deutsche Bank") for a premium of $1.10 billion. In July 2003, separate closings were held for the GSS business units in Italy and Austria, upon receipt of regulatory approvals. Under the terms of the sale and purchase agreement, State Street could have been required to make contingent additional purchase price payments. During the second quarter of 2004, State Street and Deutsche Bank have determined that under the terms of the sale and purchase agreement, no additional consideration is payable by State Street.

Excluding merger and integration costs, State Street's first six months of 2004 included $.04 per share of net income attributable to the GSS business compared with a loss of $.02 per share a year earlier. The GSS business contributed $319 million to revenue in the first six months of 2004, net of financing costs, compared with $242 million in the prior year, and added $269 million of expenses in 2004, compared with $232 million in the first six months of 2003. This comparison reflects five months of recorded operating activity in 2003 for the GSS business acquired on January 31, 2003, compared with six full months in the first half of 2004.

Merger and integration costs related to client conversions were $34 million for the first six months of 2004. State Street estimates merger and integration costs of approximately $50 to $60 million for the full year 2004. To date, State Street has completed approximately 80% of the worldwide client conversions, including all clients in the Far East and all clients in the U.S. The Corporation expects to be substantially complete by the end of 2004, with the exception of Germany, which is expected to be complete by the end of 2005.

LINES OF BUSINESS

State Street has two primary lines of business—Investment Servicing and Investment Management.

Investment Servicing provides services for U.S. mutual funds, collective funds worldwide, corporate and public retirement plans, insurance companies, foundations, endowments, and other investment pools. Products include custody, product- and participant-level accounting, daily pricing and administration; master trust and master custody; recordkeeping; foreign exchange and trading services; securities lending; deposit and short-term investment facilities; loans and lease financing; investment operations outsourcing; wealth manager and hedge fund manager services; and performance, risk and compliance analytics to support institutional investors. State Street has a 50% interest in Boston Financial Data Services, Inc. and the International Financial Data Services group of companies, which provide shareholder services, including mutual fund and collective fund shareholder accounting. Revenue from Investment Servicing comprised 85% of State Street's total revenue for the six months ended June 30, 2004.

Investment Management offers a broad array of services for managing financial assets, including investment management and investment research, primarily for institutional investors worldwide. These services included passive and active U.S. and non-U.S. equity and fixed income strategies, and other related services, such as securities lending. Retirement benefit services are provided through CitiStreet, LLC, in which State Street has a 50% interest. Revenue from the Investment Management line of business comprised 15% of State Street's total revenue for the six months ended June 30, 2004.

Business Divesture consisted of revenue and expenses related to the Private Asset Management operations sold in October 2003.

Other/One-Time charges for 2004 consisted of merger and integration costs related to the acquisition of GSS; Other/One-Time charges for 2003 consisted of the loss on the sale of certain real estate included in processing fees and other revenue, and restructuring, merger and integration costs included in operating expenses.

The total columns represent consolidated results in accordance with accounting principles generally accepted in the United States as they appear in the Consolidated Statements of Income.

Results for the Three Months Ended June 30, 2004 and 2003

	For the Three Months Ended June 30,
	Investment Servicing		Investment Management		Business Divestiture		Other/One- Time
									Total
(Dollars in millions, except where otherwise noted)
	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003
Fee Revenue:
Servicing fees	$570	$482							$570	$482
Management fees	—	—	$153	$111		$19			153	130
Securities lending	71	64	18	12		—			89	76
Foreign exchange trading	116	103	—	—		—			116	103
Brokerage fees	36	27	—	—		—			36	27
Processing fees and other	65	68	16	8		—		$(13)	81	63

Total fee revenue	858	744	187	131		19		(13)	1,045	881
Net interest revenue after provision for loan losses	216	183	10	10		—		—	226	193
Gains on the sales of available-for-sale investment securities, net	16	8	—	—		—		—	16	8

Total Revenue	1,090	935	197	141		19		(13)	1,287	1,082
Operating Expenses	785	697	152	121		11	$16	$310	953	1,139

Income (Loss) Before Income Taxes	$305	$238	$45	$20		$8	$(16)	$(323)	$334	$(57)

Pre-tax margin	28%	25%	23%	14%
Average assets (in billions)	$92.3	$81.6	$2.6	$1.9		$.1			$94.9	$83.6

Investment Servicing.    Total revenue for the three months ended June 30, 2004, increased $155 million to $1.09 billion, up 17% from the comparable period in 2003, driven by growth in servicing fees and net interest revenue.

Growth in fee revenue of $114 million for the second quarter of 2004 to $858 million was primarily attributable to servicing fees. Servicing fees, securities lending, foreign exchange trading and brokerage fee revenue for this line of business are virtually identical to the consolidated results of the Corporation. See the fee revenue section of the consolidated results for the three months ended June 30, 2004 and 2003 for further details.

Net interest revenue after provision for loan losses for the second quarter of 2004 was $216 million, up $33 million from the second quarter of 2003 largely attributable to an increase in average interest-earning assets and an improvement in the interest rate spread.

Operating expenses for the second quarter of 2004 were $785 million, up $88 million from the prior year. The majority of the increase was attributable to higher incentive compensation costs related to the Corporation's improvement in earnings, growth in transaction processing costs and higher professional services costs related to growth initiatives and regulatory compliance requirements.

Investment Management.    Total revenue for the second quarter of 2004 was $197 million, up $56 million, from $141 million reported in the second quarter of 2003, primarily attributable to growth in management fees.

Management fees from investment management services, delivered through State Street Global Advisors, were $153 million in the second quarter of 2004 compared to $111 million a year ago, and are identical to the consolidated results of the Corporation. See the fee revenue section of the consolidated results for the three months ended June 30, 2004 and 2003 for further details.

Operating expenses for the three months ended June 30, 2004, were $152 million, up from $121 million a year ago, primarily attributable to higher incentive compensation costs.

Results for the Six Months Ended June 30, 2004 and 2003

	For the Six Months Ended June 30,
	Investment Servicing		Investment Management		Business Divestiture		Other/ One- Time
									Total
(Dollars in millions, except where otherwise noted)
	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003
Fee Revenue:
Servicing fees	$1,125	$920							$1,125	$920
Management fees	—	—	$300	$219		$36			300	255
Securities lending	124	111	29	20		—			153	131
Foreign exchange trading	234	175	—	—		—			234	175
Brokerage fees	81	57	—	—		—			81	57
Processing fees and other	135	132	30	13		1		$(13)	165	133

Total fee revenue	1,699	1,395	359	252		37		(13)	2,058	1,671
Net interest revenue after provision for loan losses	410	377	19	20		—		—	429	397
Gains on the sales of available-for-sale investment securities, net	19	34	—	—		—		—	19	34

Total Revenue	2,128	1,806	378	272		37		(13)	2,506	2,102
Operating Expenses	1,540	1,366	287	237		23	$34	$347	1,861	1,973

Income (Loss) Before Income Taxes	$588	$440	$91	$35		$14	$(34)	$(360)	$645	$129

Pre-tax margin	28%	24%	24%	13%
Average assets (in billions)	$91.4	$78.7	$2.5	$1.8		$.1			$93.9	$80.6

Investment Servicing.    Total revenue for the six months ended June 30, 2004, increased $322 million to $2.13 billion, up 18% from the comparable period in 2003, driven by growth in servicing fees, foreign exchange trading revenue and net interest revenue. Growth in revenue for this line of business reflects a full six months of GSS business, acquired January 31, 2003.

Growth in fee revenue of $304 million for the first six months of 2004 to $1.70 billion was primarily attributable to servicing fees and foreign exchange trading revenue. Servicing fees, securities lending, foreign exchange trading and brokerage fee revenue for this line of business are virtually identical to the consolidated results of the Corporation. See the fee revenue section of the consolidated results for the six months ended June 30, 2004 and 2003 for further details.

Net interest revenue after provision for loan losses for the first six months of 2004 was $410 million, up $33 million from the first six months of 2003. Net interest revenue for the first six months of 2004 was reduced due to a cumulative charge of $19 million resulting from a change in assumptions used for recognition of income from leveraged lease transactions due to a change in the effective state tax rate. This charge was more than offset by increased earnings resulting from an increase in the average balance sheet and an improvement in interest rate spreads in the second quarter.

Operating expenses for the first six months of 2004 were $1.54 billion, up $174 million from the prior year. The majority of the increase was attributable to a full six months of expenses related to GSS business activity, and higher incentive compensation and professional services costs.

Investment Management.    Total revenue for the first six months of 2004 was $378 million, up $106 million, from $272 million reported in the first six months of 2003, driven by growth in management fees.

Management fees from investment management services, delivered through State Street Global Advisors, were $300 million in the first six months of 2004 compared to $219 million a year ago, and are identical to the consolidated results of the Corporation. See the fee revenue section of the consolidated results for the six months ended June 30, 2004 and 2003 for further details.

Operating expenses for the six months ended June 30, 2004, were $287 million, up from $237 million a year ago, largely driven by higher incentive compensation expense.

FINANCIAL GOALS AND FACTORS THAT MAY AFFECT THEM

State Street's primary financial goal is sustainable real growth in operating earnings per share. The Corporation has two supporting goals, one for total operating revenue growth and one for operating return on common stockholders' equity (ROE). The long-term revenue goal is a 12.5% real, or inflation adjusted, compound annual growth rate of revenue from 2000 through 2010. At present, this equates to approximately a 15% nominal compound annual growth rate. The operating return on stockholders' equity goal is 13%-15% for 2004. The Corporation will revisit the ROE goal at the end of 2004.

State Street considers these to be financial goals, not projections or forward-looking statements. However, the discussion in this Management's Discussion and Analysis of Financial Condition and Results of Operation, and in other portions of this report on Form 10-Q, may contain statements that are considered "forward-looking statements" within the meaning of the federal securities laws. These statements may be identified by such forward-looking terminology as "expect," "look," "believe," "anticipate," "may," "will," or similar statements or variations of such terms. The Corporation's financial goals and such forward-looking statements involve certain risks and uncertainties, including the issues and factors listed below and factors further described in conjunction with the forward-looking information, which could cause actual results to differ materially. The following issues and factors should be carefully considered. The forward-looking statements contained in this report speak only as of the time the statements were given. The Corporation does not undertake to revise those forward-looking statements to reflect events after the date of this report.

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

Savings Rates of Individuals.    State Street generally benefits when individuals invest their savings in mutual funds and other collective funds or in defined contribution plans. Changes in savings rates or investment styles may affect revenue. If there is a decline in the savings rates of individuals, or if there is a change in investment preferences that leads to fewer investments in mutual funds, other collective funds, and defined contribution plans, State Street's revenue may be adversely affected.

Asset Values in Worldwide Financial Markets.    As asset values in worldwide financial markets increase or decrease, State Street's opportunities to invest and service financial assets may change. Since a portion of the Corporation's fees is based on the value of assets under custody and management, fluctuations in the valuation of worldwide securities markets will affect revenue. State Street estimates that a 10% increase or decrease in worldwide equity values would result in a corresponding change in State Street's total revenue of approximately 2%. If fixed income security values worldwide were to increase or decrease by 10%, State Street would anticipate a corresponding change of approximately 1% in its total revenue.

As asset values increase or decrease due to external credit factors, State Street has exposure related to its own investing activities. The impact of such exposure would be reflected in the Corporation's statement of income, statement of condition and statement of changes in stockholders' equity.

Dynamics of Markets Served.    Changes in markets served, including the growth rate of collective funds worldwide, outsourcing decisions, mergers, acquisitions and consolidations among clients and competitors and the pace of debt and equity issuance, can affect revenue. In general, State Street benefits from increases in the volume of financial market transactions serviced.

State Street provides services worldwide. Global and regional economic factors and changes or potential changes in laws and regulations affecting the Corporation's business—including volatile currencies, pace of inflation, changes in monetary policy, changes in domestic and international banking supervisory regulations including capital requirements, and social and political instability—could affect results of operations. The terrorist attacks that took place in the United States on September 11, 2001, and subsequent military action and terrorist activities, have caused economic and political uncertainties. These activities and the national and global efforts to combat terrorism, and other military activities and outbreaks of hostilities have affected and may further adversely affect economic growth, and may have other adverse effects on many companies, including State Street, in ways that are not predictable. Financial reporting irregularities involving large and well-known companies and regulatory investigations of securities and mutual fund industry practices and behavior may have adverse effects on State Street in ways that are not predictable. State Street is broadly involved with the securities industry including, in particular, the mutual fund industry, and governmental agencies have sought information from it in connection with investigations relating to that industry.

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

On June 26, 2004, the Basel Committee on Banking Supervision released its capital adequacy framework (the "New Accord" or "Basel II"). The U.S. Banking and Thrift regulatory agencies have begun the process of U.S. implementation of Basel II through the joint issuance of an Advance Notice of Public Rulemaking and Draft Supervisory Guidance. The agencies are now expected to release proposed rules for comment, and ultimately final rules. U.S. regulators expect the new rules will become effective in January 2007, subject to transitional implementation arrangements, and will become fully effective in January 2008. The U.S. regulators have indicated that mandatory compliance will be required for large, internationally active U.S. institutions. It is anticipated that the Corporation will be subject to these rules. In preparation for compliance, the Corporation has developed a comprehensive implementation program to monitor the status and progress of Basel II, develop implementation requirements, and assess the potential impact of Basel II on the Corporation. The Corporation cannot predict the final form of the U.S. rules implementing the New Accord and their impact on the Corporation. However, changes to the risk-based capital guidelines may adversely affect the Corporation's capital ratios.

Accounting Principles.    Changes in accounting principles generally accepted in the United States applicable to State Street could have a material impact on the Corporation's reported results of operations. While such changes may not have an economic impact on the business of State Street, these changes could affect the attainment of the current measures of the Corporation's financial goals.

Tax Legislation.    Changes in tax legislation or the interpretation of existing tax laws worldwide could have a material impact on the Corporation's reported results of operations.

Interest Rates.    The levels of market interest rates, the shape of the yield curve and the direction and speed of interest rate changes relative to the geographic mix of interest-bearing assets and liabilities affect net interest revenue and securities lending revenue. In the short term, State Street's net interest revenue and securities lending revenue benefit from falling interest rates and are negatively affected by rising interest rates because interest-bearing liabilities reprice sooner than interest-earning assets. The rate of adjustment to higher or lower rates will depend on the relative duration of assets and liabilities. In general, sustained lower interest rates and a flat yield curve have a constraining effect on net interest revenue and securities lending revenue growth. Market interest rates also impact the value of certain derivative products whose change in value is reflected in processing fees and other in the Consolidated Statement of Income.

Liquidity.    Any occurrence that may limit the Corporation's access to the funds markets, such as a decline in the confidence of debt purchasers, depositors or counterparties participating in the funds markets in general or with State Street in particular, or a downgrade of State Street's debt rating, may adversely affect State Street's ability to raise capital and, in turn, its liquidity.

Capital.    Under regulatory capital adequacy guidelines, State Street and State Street Bank must meet guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items. Failure to meet minimum capital requirements could have a direct material effect on State Street's financial condition; failure to maintain the status of "well capitalized" under the regulatory framework could affect State Street's status as a financial holding company and eligibility for a streamlined review process for acquisition proposals.

In addition, failure to maintain the status of "well capitalized" could affect the confidence of State Street's clients in the Corporation and could adversely affect its business. In addition to being well-capitalized, State Street and State Street Bank are subject to guidelines that involve qualitative judgments by regulators about the entities' status as well-managed and the entities' compliance with Community Reinvestment Act obligations.

Federal laws and related regulations limit the amount that banks, including State Street Bank, may invest in international subsidiaries. This limitation may affect the pace of future international expansion by State Street Bank through this type of subsidiary.

Volatility of Currency Markets.    The degree of volatility in foreign exchange rates can affect foreign exchange trading revenue. In general, State Street benefits from currency volatility. Accordingly, foreign exchange revenue is likely to decrease during times of decreased currency volatility. In addition, as State Street's business grows globally, State Street's exposure to changes in foreign currency exchange rates could impact State Street's level of revenue and expense and net income and the value of State Street's investments in its non-U.S. operations.

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

Pricing/Competition.    Future prices the Corporation is able to obtain for its products may increase or decrease from current levels depending upon demand for its products, its competitors' activities, customer pricing reviews and the introduction of new products into the marketplace.

Pace of New Business; Business Mix.    A decline in the pace at which State Street attracts new clients, and the pace at which existing and new clients use additional services and assign additional assets to State

Street for management or custody, may adversely affect future revenue and earnings growth. A decline in the rate at which clients outsource functions, such as their internal accounting activities, could also adversely affect revenue and earnings growth. In addition, changes in business mix and in the source of revenue, including the mix of U.S. and non-U.S. business, may affect future results of operations, depending on the economic and competitive conditions of those geographic areas at the time.

Business Continuity.    State Street has business continuity and disaster recovery plans in place. However, external events, including terrorist or military actions and resulting political and social turmoil, could arise that would cause unforeseen damage to State Street's physical facilities or could cause delays or disruptions to operational functions, including information processing and financial market settlement functions. Additionally, State Street's clients, vendors and counterparties could suffer from such events. Should these events affect State Street, or the clients, vendors or counterparties with which it conducts business, State Street's results of operations could be adversely affected.

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

State Street uses trademark, trade secret, copyright and other proprietary rights procedures to protect its technology, and has applied for a limited number of patents in connection with certain software programs. Despite these efforts, State Street cannot be certain that the steps taken by it to prevent unauthorized use of proprietary rights are sufficient to prevent misappropriation of technology, particularly outside the United States where laws or law enforcement practices may not protect proprietary rights as fully as in the United States. In addition, no assurance can be given that the courts will adequately enforce contractual agreements that State Street has entered into to protect its proprietary technology. If any of its proprietary information were misappropriated by or otherwise disclosed to its competitors, State Street's competitive position could be adversely affected. In the event a third party asserts a claim of infringement of its proprietary rights, obtained through patents or otherwise, against the Corporation, State Street may be required to spend significant resources to defend against such claims, develop a non-infringing program or process, or obtain a license to the infringed process.

Acquisitions, Alliances and Divestitures.    Acquisitions of complementary businesses and technologies and development of strategic alliances and divestitures of portions of its business are an active part of State Street's overall business strategy. The Corporation has completed several acquisitions, alliances and divestitures in recent years. However, there can be no assurance that services, technologies, key personnel or businesses of acquired companies will be effectively assimilated into State Street's business or service offerings or that alliances will be successful. In addition, State Street may not be able to successfully complete any divestiture on satisfactory terms, if at all, and divestitures may result in a reduction of total revenue and net income.

FINANCIAL CONDITION

CREDIT QUALITY

At June 30, 2004, total gross loans were $5.47 billion. At quarter end, the allowance for loan losses was $36 million, down from $61 million a year ago due to a first quarter reclassification of reserves for off-balance sheet commitments from the allowance for loan losses to other liabilities. During the first quarter subsequent to the reclassification, the reserve for off-balance sheet commitments was reduced by $10 million based on management's assessment of risk in these exposures. For the six months ended June 30, 2004, no provision for loan losses was charged against income; there were no charge-offs and no recoveries. Non-performing assets at June 30, 2004, were $7 million, all of which were non-performing investment securities.

LIQUIDITY AND CAPITAL

Liquidity.    The primary objective of State Street's liquidity management is to ensure that the Corporation has sufficient funds to meet its commitments and business needs, including accommodating the transaction and cash management requirements of its clients. Liquidity is provided by State Street's access to global debt markets, its ability to gather additional deposits from its clients, maturing short-term assets, sales of securities, and repayment of clients' loans. Client deposits and other funds provide multi-currency, geographically diverse sources of liquidity. State Street maintains a large portfolio of liquid assets. As of June 30, 2004, the Corporation's defined liquid assets were $81.25 billion or 86% of total assets, the vast majority of which can be sold on the open market to meet liquidity needs. At June 30, 2004, State Street had defined short-term liabilities of $80.44 billion, which included deposits and borrowings with maturities of less than a year. State Street had $155 million in pre-tax net unrealized losses on available-for-sale investment securities at June 30, 2004, which the Corporation does not consider to be other than temporary.

Capital.    State Street's objective is to maintain a strong capital base in order to provide financial flexibility for its business needs, including funding corporate growth and supporting clients' cash management needs. As a state-chartered bank and member of the Federal Reserve System, State Street Bank, State Street's principal subsidiary, is primarily regulated by the Federal Reserve Board, which has established guidelines for minimum capital ratios. State Street has developed internal capital adequacy policies to ensure that State Street Bank meets or exceeds the levels required for the "well-capitalized" category, the highest of the Federal Reserve Board's five capital categories. State Street Bank must meet the regulatory designation of "well capitalized" in order for State Street to maintain its status as a financial holding company. State Street's capital management emphasizes risk exposure rather than asset levels.

At June 30, 2004, the Corporation's Tier 1 risk-based capital ratio was 14.2% and State Street Bank's Tier 1 risk-based capital ratio was 12.5%. These ratios are relatively flat from 14.0% for the Corporation and 12.4% for State Street Bank at year-end 2003. At June 30, 2004, both ratios significantly exceeded the regulatory minimum of 4% and the well-capitalized threshold of 6%. State Street and State Street Bank had Tier 1 leverage ratios of 5.5% and 5.3%, respectively, at June 30, 2004, exceeding the regulatory minimum of 3% and the well-capitalized threshold of 5%. See Note 7 to the Notes to Consolidated Financial Statements for further information.

On June 26, 2004, the Basel Committee on Banking Supervision released its capital adequacy framework (the "New Accord" or "Basel II"). The U.S. Banking and Thrift regulatory agencies have begun the process of U.S. implementation of Basel II through the joint issuance of an Advance Notice of Public Rulemaking and Draft Supervisory Guidance. The agencies are now expected to release proposed rules for comment, and ultimately final rules. U.S. regulators expect the new rules will become effective in January 2007, subject to transitional implementation arrangements, and will become fully effective in January 2008. The U.S. regulators have indicated that mandatory compliance will be required for large, internationally active U.S. institutions. It is anticipated that the Corporation will be subject to these rules. In preparation for compliance, the Corporation has developed a comprehensive implementation program to monitor the status and progress of Basel II, develop implementation requirements, and assess the potential impact of Basel II on the Corporation. The Corporation cannot predict the final form of the U.S. rules implementing the New Accord and their impact on the Corporation. However, changes to the risk- based capital guidelines may adversely affect the Corporation's capital ratios.

State Street's Board of Directors has authorized the purchase of State Street common stock for use in employee benefit programs and for general corporate purposes. As of June 30, 2004, 8.3 million shares may be purchased under the stock purchase program. State Street employs a third-party broker-dealer to acquire shares on the open market for the Corporation's stock purchase program.

TRADING ACTIVITIES: FOREIGN EXCHANGE AND INTEREST RATE SENSITIVITY

As part of its trading activities, the Corporation assumes positions in both the foreign exchange and interest rate markets by buying and selling cash instruments and using financial derivatives, including foreign-exchange forward contracts, foreign exchange and interest rate options, and interest rate swaps. As of June 30, 2004, the notional amount of these derivative instruments was $389.30 billion, of which $349.87 billion were foreign exchange forward contracts. Long and short foreign-exchange forward-positions are closely matched to minimize currency and interest rate risk. All foreign exchange contracts are valued daily at current market rates.

The following table presents State Street's market risk for its trading activities as measured by its value at risk methodology:

Value at Risk for the six months ended June 30,

(Dollars in millions)	Average	Maximum	Minimum
2004:
Foreign exchange products	$1.3	$3.5	$.3
Interest rate products	2.0	3.0	1.0
2003:
Foreign exchange products	$1.0	$2.2	$.4
Interest rate products	1.6	2.8	1.2

State Street compares actual daily profits and losses from trading activities to estimated one-day value at risk. During the first six months of 2004, State Street did not experience any trading losses in excess of its end-of-day value at risk estimate.

CRITICAL ACCOUNTING ESTIMATES

The Securities and Exchange Commission ("SEC") issued disclosure guidance for "critical accounting estimates." The SEC defines "critical accounting estimates" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

State Street's significant accounting policies are described in detail in Note 1 in the Notes to the Consolidated Financial Statements as included in State Street's Annual Report on Form 10-K for the year ended December 31, 2003, and have been updated in Note 1 to the consolidated financial statements included in this Quarterly Report on Form 10-Q. State Street's critical accounting estimates are described in management's discussion and analysis of results of operations and financial condition as included in State Street's Annual Report on Form 10-K for the year ended December 31, 2003. There have not been any significant changes in the factors or methodology used by management in determining its critical accounting estimates since December 2003, that are material in relation to the Corporation's financial condition, changes in financial condition and results of operations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See information under the caption "Trading Activities: Foreign Exchange and Interest Rate Sensitivity" on page 43.

State Street's Risk Management function was described in detail in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 4.    CONTROLS AND PROCEDURES

The Corporation has established and maintains disclosure controls and other procedures that are designed to ensure that material information relating to the Corporation and its subsidiaries required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Corporation's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. For the period covered in this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures were effective as of June 30, 2004.

The Chief Executive Officer and Chief Financial Officer have also concluded that there were no changes in the Corporation's internal control over financial reporting identified in connection with the evaluation described in the preceding paragraph that occurred during the quarter ended June 30, 2004, that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The following disclosure supplements the disclosure in the Corporation's Current Report on Form 8-K filed March 9, 2004, and the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004:

The Corporation continues to respond to subpoenas from the SEC and to inquiries and requests for information from the SEC, the Department of Labor, and other regulatory and law enforcement agencies, relating to the securities industry, including in particular mutual fund-related matters.

ITEM 2.    CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)  In April 2004, State Street entered into an amendment (the "Amendment") to the Amended and Restated Rights Agreement dated as of September 15, 1988, as amended as of September 20, 1990, and as amended and restated as of June 18, 1998 (the "Rights Agreement"), between State Street Corporation and BankBoston, N.A., as Rights Agent. Each outstanding share of State Street's Common Stock, $1 par value, evidences an attached preferred share purchase right (a "Right") entitling the holder to purchase from State Street a fractional share of Series A Junior Participating Preferred Stock, without par value, of the Corporation at a designated price upon certain conditions in accordance with the terms of the Rights Agreement. The Amendment eliminated the requirement that certain actions relating to redemption of the Rights may only be taken by Continuing Directors as then defined in the Rights Agreement, thereby amending Sections 1(g), 23, and 27 of the Rights Agreement.

(e)  State Street's Board of Directors has authorized a publicly-announced stock purchase program for State Street Common Stock for use in employee benefit programs and for general corporate purposes. The program was first anounced in 1995 and has been increased several times, most recently in December 2001. As of June 30, 2004, the number of shares purchased under the program aggregated 34,689,000, and authorization for the purchase of an additional 8,311,000 shares remained available for purchase under the program. State Street employs a third-party broker-dealer to acquire shares on the open market for the Corporation's stock purchase program. Additionally, shares may be acquired in open market purchases by a third-party trustee for a consolidated trust for deferred compensation plans that are not part of the publicly-announced stock purchase program. There were 35,000 shares purchased by the trust in the quarter ended June 30, 2004. The following table discloses purchases of Common Stock by the Corporation and related information for the three months ended June 30, 2004:

(Shares in thousands)	Number of Shares Purchased		Average Price Per Share	Number of Shares Purchased Under Publicly- Announced Program	Maximum Number of Shares Yet to Be Purchased Under Program
April 1–April 30, 2004	5		$48.87	5	8,312
May 1–May 31, 2004	36	(1)	48.57	1	8,311
June 1–June 30, 2004	—		—	—	8,311

	41		48.61	6	8,311

(1)
Includes 35,000 shares purchased in open-market transactions during the period by an independent agent in connection with a consolidated trust for deferred compensation plans of the Corporation, not part of the publicly-announced stock purchase program.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number
10.1	Retirement Agreement with David A. Spina
12	Ratio of earnings to fixed charges
15	Letter regarding unaudited interim financial information
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certifications

(b) Current Reports on Form 8-K

A current report on Form 8-K dated July 1, 2004, was filed, by the Registrant, on July 1, 2004, with the Securities and Exchange Commission reporting the retirement of David A. Spina as Chief Executive Officer, and the appointment of Ronald E. Logue as Chief Executive Officer.

A current report on Form 8-K dated July 9, 2004, was filed, by the Registrant, on July 9, 2004, with the Securities and Exchange Commission reporting that the parties have determined that under the terms of the Sale and Purchase Agreement for the Registrant's acquisition of a substantial part of Deutsche Bank AG's Global Securities Services business, no additional consideration is payable by the Registrant, and the transaction is closed.

A current report on Form 8-K dated July 13, 2004, was furnished, by the Registrant, on July 13, 2004, with the Securities and Exchange Commission reporting results of operations and related financial information for its completed second quarter of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STATE STREET CORPORATION
Date: August 6, 2004	By:	/s/ EDWARD J. RESCH Edward J. Resch Executive Vice President and Chief Financial Officer
Date: August 6, 2004	By:	/s/ PAMELA D. GORMLEY Pamela D. Gormley, Executive Vice President and Controller

EXHIBIT INDEX

(filed herewith)

10.1	Retirement Agreement with David A. Spina
12	Ratio of earnings to fixed charges
15	Letter regarding unaudited interim financial information
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certifications

QuickLinks

Table of Contents
  PART 1. ITEM 1. FINANCIAL STATEMENTS
  Consolidated Statement of Income—State Street Corporation (Unaudited)
  Consolidated Statement of Income—State Street Corporation (Unaudited)
  Consolidated Statement of Condition—State Street Corporation
  Consolidated Statement of Changes in Stockholders' Equity—State Street Corporation (Unaudited)
  Consolidated Statement of Cash Flows—State Street Corporation (Unaudited)
Notes to Consolidated Financial Statements—State Street Corporation (Unaudited)
Report of Independent Registered Public Accounting Firm
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
  PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX