Form 10-Q
period 2004-09-30
STATE STREET CORP
filed 2004-11-05
CIK 93751

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004
or
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

The number of shares of the Registrant's Common Stock outstanding on October 31, 2004 was 333,410,769.

STATE STREET CORPORATION

PART I.
ITEM 1.    FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF INCOME—STATE STREET CORPORATION (UNAUDITED)

Three months ended September 30, (Dollars in millions, except per share data)	2004		2003
Fee Revenue:
Servicing fees		$568		$505
Management fees		156		141
Securities lending		48		61
Foreign exchange trading		75		101
Brokerage fees		31		28
Processing fees and other		83		92

Total fee revenue		961		928
Net Interest Revenue:
Interest revenue		463		364
Interest expense		250		161

Net interest revenue		213		203
Provision for loan losses		—		—

Net interest revenue after provision for loan losses		213		203
Losses on the sales of available-for-sale investment securities, net		—		(5)

Total Revenue		1,174		1,126
Operating Expenses:
Salaries and employee benefits		474		407
Information systems and communications		127		140
Transaction processing services		95		80
Occupancy		88		84
Merger and integration costs		16		26
Restructuring costs		—		3
Other		106		81

Total operating expenses		906		821

Income before income taxes		268		305
Income tax expense		91		103

Net Income		$177		$202

Earnings Per Share
Basic		$.52		$.61
Diluted		.52		.60
Average Shares Outstanding (in thousands)
Basic		335,626		332,246
Diluted		339,348		336,568
Cash Dividends Declared Per Share	$	..16	$	..14

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF INCOME—STATE STREET CORPORATION (UNAUDITED)

Nine months ended September 30, (Dollars in millions, except per share data)	2004		2003
Fee Revenue:
Servicing fees		$1,693		$1,425
Management fees		456		396
Securities lending		201		192
Foreign exchange trading		309		276
Brokerage fees		112		85
Processing fees and other		248		225

Total fee revenue		3,019		2,599
Net Interest Revenue:
Interest revenue		1,255		1,162
Interest expense		613		562

Net interest revenue		642		600
Provision for loan losses		—		—

Net interest revenue after provision for loan losses		642		600
Gains on the sales of available-for-sale investment securities, net		19		29

Total Revenue		3,680		3,228
Operating Expenses:
Salaries and employee benefits		1,446		1,294
Information systems and communications		396		410
Transaction processing services		294		231
Occupancy		262		231
Merger and integration costs		50		81
Restructuring costs		—		295
Other		319		252

Total operating expenses		2,767		2,794

Income before income taxes		913		434
Income tax expense		299		159

Net Income		$614		$275

Earnings Per Share
Basic		$1.83		$.83
Diluted		1.80		.82
Average Shares Outstanding (in thousands)
Basic		335,065		331,056
Diluted		340,529		334,160
Cash Dividends Declared Per Share	$	..47	$	..41

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CONDITION—STATE STREET CORPORATION

(Dollars in millions)	September 30, 2004	December 31, 2003
	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$6,058	$3,376
Interest-bearing deposits with banks	30,392	21,738
Securities purchased under resale agreements	10,378	9,447
Federal funds sold	2,700	104
Trading account assets	673	405
Investment securities (including securities pledged of $17,998 and $14,176)	36,818	38,215
Loans (less allowance of $36 and $61)	5,512	4,960
Premises and equipment	1,431	1,212
Accrued income receivable	1,085	1,015
Goodwill	1,462	1,326
Other intangible assets	466	525
Other assets	3,552	5,211

Total Assets	$100,527	$87,534

Liabilities
Deposits:
Noninterest-bearing	$9,793	$7,893
Interest-bearing—U.S.	6,093	5,062
Interest-bearing—Non-U.S.	42,043	34,561

Total deposits	57,929	47,516
Securities sold under repurchase agreements	20,702	22,806
Federal funds purchased	5,500	1,019
Other short-term borrowings	1,881	1,437
Accrued taxes and other expenses	2,513	2,424
Other liabilities	3,415	4,363
Long-term debt	2,436	2,222

Total Liabilities	94,376	81,787
Stockholders' Equity
Preferred stock, no par: authorized 3,500,000 shares; issued none Common stock, $1 par: authorized 500,000,000 shares, issued 337,126,000 and 337,132,000	337	337
Surplus	287	329
Retained earnings	5,463	5,007
Accumulated other comprehensive income	86	192
Treasury stock, at cost (576,000 and 2,658,000 shares)	(22)	(118)

Total Stockholders' Equity	6,151	5,747

Total Liabilities and Stockholders' Equity	$100,527	$87,534

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY—STATE STREET CORPORATION (UNAUDITED)

	Common Stock				Accumulated Other Comprehensive (Loss) Income	Treasury Stock
(Dollars in millions, shares in thousands)				Retained Earnings
	Shares	Amount	Surplus			Shares	Amount	Total
Balance at December 31, 2002	329,992	$330	$104	$4,472	$106	5,065	$(225)	$4,787
Comprehensive income:
Net income				275				275
Change in net unrealized gains/losses on available-for sale securities, net of related taxes of $(30)					(39)			(39)
Foreign currency translation, net of related taxes of $29					58			58
Change in unrealized gains/losses on cash flow hedges, net of related taxes of $1					1			1

Total comprehensive income				275	20			295
Cash dividends declared-$.41 per share				(137)				(137)
Common stock acquired						80	(3)	(3)
Common stock issued pursuant to:
January 14, 2003, Registration Statement	7,153	7	260					267
Present value of the estimated fees payable with respect to SPACES, pursuant to January 14, 2003 Registration Statement			(57)					(57)
Stock awards and options exercised, including tax benefit of $5	(10)		6			(1,066)	48	54
Modified stock awards and options for restructuring			24			(266)	12	36
Debt conversion			(1)			(21)	1	—
Other						(54)	2	2

Balance at September 30, 2003	337,135	$337	$336	$4,610	$126	3,738	$(165)	$5,244

Balance at December 31, 2003	337,132	$337	$329	$5,007	$192	2,658	$(118)	$5,747
Comprehensive income:
Net income				614				614
Change in net unrealized gains/losses on available-for sale securities, net of related taxes of $(61)					(85)			(85)
Change in minimum pension liability, net of related taxes of $(16)					(23)			(23)
Foreign currency translation, including tax benefit of $(5)					3			3
Change in unrealized gains/losses on cash flow hedges, net of related taxes of $(1)					(1)			(1)

Total comprehensive income				614	(106)			508
Cash dividends declared-$.47 per share				(158)				(158)
Common stock acquired						45	(2)	(2)
Impact of fixing the variable-share settlement rate of SPACES			(26)					(26)
Common stock issued pursuant to:
Stock awards and options exercised, including tax benefit of $19	(6)		(12)			(2,023)	94	82
Debt conversion			(4)			(104)	4	—

Balance at September 30, 2004	337,126	$337	$287	$5,463	$86	576	$(22)	$6,151

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS—STATE STREET CORPORATION (UNAUDITED)

Nine months ended September 30, (Dollars in millions)	2004	2003
Operating Activities
Net income	$614	$275
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash charges for depreciation, amortization, and deferred income taxes	536	425
Securities gains, net	(19)	(29)
Change in trading account assets, net	(268)	(75)
Other, net	613	(166)

Net Cash Provided by Operating Activities	1,476	430
Investing Activities
Net (increase) decrease in interest-bearing deposits with banks	(8,654)	5,810
Net (increase) decrease in federal funds sold and securities purchased under resale agreements	(3,527)	8,478
Net (increase) in loans	(515)	(1,995)
Proceeds from sales of available-for-sale securities	7,316	8,139
Proceeds from maturities of available-for-sale securities	9,881	21,754
Purchases of available-for-sale securities	(16,056)	(35,575)
Proceeds from maturities of held-to-maturity securities	803	1,047
Purchases of held-to-maturity securities	(833)	(1,054)
Principal collected from lease financing, net of payments for non-recourse debt	29	24
Business acquisitions, net of cash acquired	(71)	(1,213)
Purchases of equity investments and other long-term assets	(32)	(23)
Purchases of premises and equipment	(255)	(229)

Net Cash (Used) Provided by Investing Activities	(11,914)	5,163
Financing Activities
Net increase (decrease) in deposits	10,398	(2,330)
Net increase (decrease) in short-term borrowings	2,821	(3,783)
Proceeds from issuance of long-term debt, net of issuance costs	—	742
Payments for long-term debt and obligations under capital leases	(6)	(101)
Proceeds from issuance of common stock/SPACES, net of issuance costs	—	257
Purchase of common stock	(2)	(3)
Proceeds from issuance of treasury stock	63	87
Payments for cash dividends	(154)	(132)

Net Cash Provided (Used) by Financing Activities	13,120	(5,263)

Net Increase	2,682	330
Cash and due from banks at beginning of period	3,376	1,361

Cash and Due From Banks at End of Period	$6,058	$1,691

Non-cash transactions for the nine months ended September 30, 2004 and 2003 included $189 million and $220 million, respectively, of leases capitalized in property, plant and equipment, with a corresponding increase in long-term debt for those periods.

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

Basis of Presentation

In the opinion of management, all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the financial position of State Street and subsidiaries at September 30, 2004 and December 31, 2003, its cash flows for the nine months ended September 30, 2004 and 2003, and consolidated results of its operations for the three and nine months ended September 30, 2004 and 2003, have been made. Operating results for the three and nine months ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These statements should be read in conjunction with the financial statements and other information included in State Street's latest Annual Report on Form 10-K.

The Statement of Condition at December 31, 2003, has been developed from the audited financial statements at that date, but does not include all footnotes required by accounting principles generally accepted in the United States ("GAAP") for complete financial statements.

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

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

	Three Months Ended September 30,		Six Months Ended September 30,
(Dollars in millions, except per share data)
	2004	2003	2004	2003
Net income, as reported	$177	$202	$614	$275
Add: Stock-based employee compensation expense included in reported net income, net of related taxes(1)	4	—	12	19
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related taxes	(10)	(6)	(32)	(47)

Pro forma net income	$171	$196	$594	$247

Earnings per share:
Basic—as reported	$.52	$.61	$1.83	$.83
Basic—pro forma	.51	.58	1.77	.74
Diluted—as reported	.52	.60	1.80	.82
Diluted—pro forma	.50	.58	1.74	.73

(1)
State Street accelerated recognition of $29 million of stock option expense, $19 million after tax, in the second quarter of 2003 in connection with its restructuring. See Note 10 for further details.

Information related to option activity is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Options exercised	730,000	394,000	1,648,000	873,000
Weighted average price of options exercised	$15.12	$31.70	$23.09	$24.26
Options granted	18,000	4,211,000	2,267,000	4,271,000
Weighted average price of options granted	$45.18	$45.12	$52.64	$45.01

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

On January 31, 2003, State Street completed the primary closing of its acquisition of a substantial part of the Global Securities Services ("GSS") business of Deutsche Bank AG ("Deutsche Bank") for a premium of $1.10 billion. In July 2003, separate closings were held for the GSS business units in Italy and Austria, upon receipt of regulatory approvals. Under the terms of the sale and purchase agreement, State Street could have been required to make contingent additional purchase price payments. During the second quarter of 2004, State Street and Deutsche Bank determined that under the terms of the sale and purchase agreement, no additional consideration is payable by State Street.

In connection with the acquisition, approximately 2,800 employees of Deutsche Bank became employees of State Street. For the three and nine months ended September 30, 2004, State Street paid $3 million and $10 million, respectively, of severance costs related to an overall GSS workforce reduction, primarily in the U.S. The severance liability outstanding was $9 million as of September 30, 2004.

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

State Street receives payments from Deutsche Bank representing amounts earned on client deposits of the GSS business that have not yet converted to State Street. For the three months ended September 30, 2004 and 2003, payments of $8 million and $29 million, respectively, were included in processing fees and other revenue in the Consolidated Statement of Income. For the nine months ended September 30, 2004 and 2003, payments of $41 million and $76 million, respectively, were included in processing fees and other revenue. Once converted, GSS deposits will be reflected as deposits on State Street's Consolidated Statement of Condition and the related earnings on those deposits will be included in net interest revenue.

In July 2002, State Street completed the purchase of International Fund Services, a leading provider of fund accounting and administration as well as securities trade support and operational services for hedge funds. In connection with this transaction, an additional $60 million of the purchase price was recorded as goodwill during the second quarter of 2004 based upon certain performance measures with payment made in the third quarter of 2004. Final settlement, which will occur in 2005, could require State Street to make another payment of up to $60 million.

Note 3—Investment Securities

 Available-for-sale securities and held-to-maturity securities consisted of the following as of the dates indicated:

	September 30, 2004				December 31, 2003
		Unrealized				Unrealized
(Dollars in millions)	Amortized Cost			Fair Value	Amortized Cost			Fair Value
		Gains	Losses			Gains	Losses
Available for sale:
U.S. Treasury and federal agencies	$21,896	$27	$85	$21,838	$22,695	$73	$20	$22,748
Asset-backed securities	9,416	17	17	9,416	9,852	46	13	9,885
State and political subdivisions	2,012	27	—	2,039	1,961	38	—	1,999
Collateralized mortgage obligations	1,170	1	4	1,167	1,338	2	7	1,333
Other debt investments	279	4	—	283	304	6	—	310
Money market mutual funds	98	—	—	98	85	—	—	85
Other equity securities	321	10	1	330	238	6	6	238

Total	$35,192	$86	$107	$35,171	$36,473	$171	$46	$36,598

Held to maturity:
U.S. Treasury and federal agencies	$1,356		$7	$1,349	$1,345	$3		$1,348
Other investments	291		—	291	272	—		272

Total	$1,647		$7	$1,640	$1,617	$3		$1,620

Gross gains and losses realized on the sale of available-for-sale securities were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)
	2004	2003	2004	2003
Gross gains	$3	$10	$42	$44
Gross losses	3	15	23	15

Net gain	$—	$(5)	$19	$29

Note 4—Allowance for Loan Losses

State Street establishes an allowance for loan losses to absorb probable credit losses. Changes in the allowance for loan losses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)
	2004	2003	2004	2003
Balance at beginning of period	$36	$61	$61	$61
Reclassification	—	—	(25)	—

Balance at end of period	$36	$61	$36	$61

During the first quarter of 2004, State Street reclassified $25 million of the allowance for loan losses to other liabilities as a reserve for off-balance sheet commitments. Subsequent to the reclassification, the reserve for off-balance sheet commitments was reduced by $10 million, and recorded as an offset to other operating expenses.

Note 5—Other Assets and Other Liabilities

 Other assets included $1.88 billion and $3.82 billion of unrealized gains on foreign exchange contracts at September 30, 2004, and December 31, 2003, respectively.

Other liabilities included $1.77 billion and $3.61 billion of unrealized losses on foreign exchange contracts at September 30, 2004, and December 31, 2003, respectively.

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

Effective March 22, 2004, State Street exercised its right to fix the variable-share settlement rate of the variable-share repurchase contracts constituting part of the SPACES or existing separately as Separate COVERS, in accordance with the terms of the contracts. The variable-share settlement rate is fixed at 0.6949 shares per contract in accordance with a formula specified in the contracts.

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

Accumulated Other Comprehensive (Loss) Income

The components of accumulated other comprehensive (loss) income, net of related taxes, were as follows:

(Dollars in millions)	September 30, 2004	December 31, 2003
Unrealized (loss) gain on available-for-sale securities	$(11)	$74
Minimum pension liability	(23)	—
Foreign currency translation	131	128
Unrealized loss on cash flow hedges	(11)	(10)

Total	$86	$192

Total comprehensive income for the three and nine months ended September 30, 2004, was $268 million and $508 million, respectively, and for the three and nine months ended September 30, 2003, was $182 million and $295 million, respectively.

Note 7—Regulatory Capital

 The regulatory capital amounts and ratios were as follows as of September 30, 2004, and December 31, 2003:

	Regulatory Guidelines(1)		State Street		State Street Bank
(Dollars in millions)	Minimum	Well Capitalized	2004	2003	2004	2003
Tier 1 risk-based capital ratio	4%	6%	13.3%	14.0%	11.5%	12.4%
Total risk-based capital ratio	8	10	14.8	15.8	12.5	13.7
Tier 1 leverage ratio	3	5	5.6	5.6	5.3	5.4
Tier 1 capital			$5,240	$4,822	$4,409	$4,185
Total capital			5,823	5,450	4,788	4,601
Adjusted risk-weighted assets and market-risk equivalents:
On-balance sheet			$24,736	$19,681	$23,676	$18,814
Off-balance sheet			14,300	14,385	14,305	14,391
Market-risk equivalents			298	436	195	421

Total			$39,334	$34,502	$38,176	$33,626

Quarterly average adjusted assets			$93,957	$85,562	$82,782	$76,888

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

Note 8—Net Interest Revenue

 Net interest revenue consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)
	2004	2003	2004	2003
Interest Revenue:
Deposits with banks	$161	$114	$425	$362
Investment securities:
U.S. Treasury and federal agencies	137	99	374	295
State and political subdivisions (exempt from federal tax)	14	15	42	48
Other investments	66	64	196	195
Securities purchased under resale agreements and federal funds sold	51	32	128	136
Commercial and financial loans	13	15	41	44
Lease financing	18	21	39	67
Trading account assets	3	4	10	15

Total interest revenue	463	364	1,255	1,162
Interest Expense:
Deposits	134	81	339	289
Other borrowings	90	58	202	217
Long-term debt	26	22	72	56

Total interest expense	250	161	613	562

Net interest revenue	$213	$203	$642	$600

Note 9—Employee Benefit Plans

 The components of net periodic benefit cost were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
(Dollars in millions)
	2004	2003	2004	2003	2004	2003	2004	2003
Service cost	$11	$11	$1	$1	$33	$33	$3	$3
Interest cost	9	9	1	1	27	27	3	3
Expected return on plan assets	(10)	(9)	—	—	(30)	(27)	—	—
Transition (asset)/obligation	—	—	—	—	—	(2)	—	—
Amortization of prior service cost	(1)	1	—	—	(3)	1	—	—
Amortization of net loss	5	3	—	—	15	11	—	—
Curtailment(1)	—	—	—	—	—	5	—	7
Special termination benefit(1)	—	—	—	—	—	74	—	6
Settlement	1	—	—	—	1	—	—	—

Net periodic benefit cost	$15	$15	$2	$2	$43	$122	$6	$19

(1)
Curtailment and special termination benefits were accrued as part of the Corporation's restructuring program. See Note 10 for further details.

Employer Contributions

Expected employer contributions to the tax-qualified U.S. defined benefit pension plans, non-qualified supplemental employee retirement plans ("SERPs") and post-retirement plan for the year ending December 31, 2004 are $55 million, $18 million and $3 million, respectively.

Note 10—Restructuring Costs

 During the second quarter of 2003, State Street implemented an expense reduction program to decrease operating expenses. The expense reductions were achieved through a decrease in direct controllable expenses and by a voluntary separation and enhanced severance program ("VSP"), primarily in the United States. At June 30, 2003, approximately 3,000 individuals accepted the VSP. Subsequent to the VSP, approximately 1,000 positions were replaced. State Street incurred $3 million and $295 million of restructuring costs for the three and nine months ended September 30, 2003, as a result of the program, as follows:

(Dollars in millions)	Restructuring Costs
Costs by Category:
Severance	$157
Pension	80
Stock compensation	36
Other	22

Total	$295

Costs by Line of Business
Investment Servicing	$261
Investment Management	34

Total	$295

No VSP-related expenses were incurred during the nine months ended September 30, 2004. Following is a rollforward of the restructuring accrual for the nine months ended September 30, 2004:

(Dollars in millions)	Restructuring Accrual
Balance as of December 31, 2003	$176
Cash payments made to date	(70)
Reclassifications(1)	(103)

Balance as of September 30, 2004	$3

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

Note 11—Operating Expenses—Other

 The other category of operating expenses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)
	2004	2003	2004	2003
Professional services	$46	$24	$119	$67
Advertising and sales promotion	10	9	34	30
Other	50	48	166	155

Total operating expenses—other	$106	$81	$319	$252

Note 12—Income Taxes

 State Street recorded tax expense of $91 million for the third quarter of 2004, compared to $103 million in the third quarter of 2003. Tax expense for the nine months ended September 30, 2004 and 2003, was $299 million and $159 million, respectively.

Tax expense for the nine months ended September 30, 2004, included a cumulative benefit of $18 million recorded in the first quarter of 2004 resulting from a change in the effective state tax rate applied to leveraged leasing transactions.

Tax expense for the nine months ended September 30, 2003 included an after-tax charge of $12 million for the settlement of a tax matter with the Massachusetts Department of Revenue.

The effective tax rate for the third quarter of 2004 was 34% and for the nine months ended September 30, 2004, was 32.8%, including the impact of the leveraged lease tax benefit. The expected tax rate for the full year 2004 is 33.0%, compared with an effective tax rate of 35.1% for full year 2003.

Note 13—Lines of Business

 State Street has two primary lines of business—Investment Servicing and Investment Management.

Investment Servicing provides services for U.S. mutual funds, collective funds worldwide, corporate and public retirement plans, insurance companies, foundations, endowments, and other investment pools. Products include custody, product- and participant-level accounting, daily pricing and administration; master trust and master custody; recordkeeping; foreign exchange and trading services; securities lending; deposit and short-term investment facilities; loans and lease financing; investment operations outsourcing; wealth manager and hedge fund manager services; and performance, risk and compliance analytics to support institutional investors. State Street has a 50% interest in Boston Financial Data Services, Inc. and the International Financial Data Services group of companies, which provide shareholder services, including mutual fund and collective fund shareholder accounting. Revenue from Investment Servicing comprised 85% of State Street's total revenue for the nine months ended September 30, 2004.

Investment Management offers a broad array of services for managing financial assets, including investment management and investment research, primarily for institutional investors worldwide. These services included passive and active U.S. and non-U.S. equity and fixed income strategies, and other related services, such as securities lending. Retirement benefit services are provided through CitiStreet, LLC, in which State Street has a 50% interest. Revenue from the Investment Management line of business comprised 15% of State Street's total revenue for the nine months ended September 30, 2004.

Business Divesture consisted of revenue and expenses related to the Private Asset Management operations sold in October 2003.

Other/One-Time charges for 2004 consisted of merger and integration costs related to the acquisition of GSS; Other/One-Time charges for 2003 consisted of restructuring, merger and integration costs included in operating expenses and for the nine months ended September 30, 2003, included the loss on the sale of certain real estate included in processing fees and other revenue.

The total columns represent consolidated results in accordance with accounting principles generally accepted in the United States as they appear in the Consolidated Statements of Income.

			For the Three Months Ended September 30,
	Investment Servicing		Investment Management		Business Divestiture		Other/ One-Time
									Total
(Dollars in millions, except where otherwise noted)
	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003
Fee Revenue:
Servicing fees	$568	$505							$568	$505
Management fees	—	—	$156	$122		$19			156	141
Securities lending	39	51	9	10		—			48	61
Foreign exchange trading	75	101	—	—		—			75	101
Brokerage fees	31	28	—	—		—			31	28
Processing fees and other	71	83	12	9		—			83	92

Total fee revenue	784	768	177	141		19			961	928
Net interest revenue after provision for loan losses	202	195	11	8		—			213	203
Gains on the sales of available-for-sale investment securities, net	—	(5)	—	—		—			—	(5)

Total Revenue	986	958	188	149		19			1,174	1,126
Operating Expenses	754	666	136	115		11	$16	$29	906	821

Income (Loss) Before Income Taxes	$232	$292	$52	$34		$8	$(16)	$(29)	$268	$305

Pre-tax margin	24%	31%	28%	23%
Average assets (in billions)	$93.0	$79.6	$2.8	$2.1		$.1			$95.8	$81.8

			For the Nine Months Ended September 30,
	Investment Servicing		Investment Management		Business Divestiture		Other/ One-Time
									Total
(Dollars in millions, except where otherwise noted)
	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003
Fee Revenue:
Servicing fees	$1,693	$1,425							$1,693	$1,425
Management fees	—	—	$456	$341		$55			456	396
Securities lending	163	162	38	30		—			201	192
Foreign exchange trading	309	276	—	—		—			309	276
Brokerage fees	112	85	—	—		—			112	85
Processing fees and other	206	215	42	22		1		$(13)	248	225

Total fee revenue	2,483	2,163	536	393		56		(13)	3,019	2,599
Net interest revenue after provision for loan losses	612	572	30	28		—		—	642	600
Gains on the sales of available-for-sale investment securities, net	19	29	—	—		—		—	19	29

Total Revenue	3,114	2,764	566	421		56		(13)	3,680	3,228
Operating Expenses	2,294	2,032	423	352		34	$50	376	2,767	2,794

Income (Loss) Before Income Taxes	$820	$732	$143	$69		$22	$(50)	$(389)	$913	$434

Pre-tax margin	26%	26%	25%	16%
Average assets (in billions)	$92.0	$79.0	$2.6	$1.9		$.1			$94.6	$81.0

Note 14—Earnings Per Share

 The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share data; shares in thousands)
	2004	2003	2004	2003
Net income	$177	$202	$614	$275
Earnings per share:
Basic	$.52	$.61	$1.83	$.83
Diluted	.52	.60	1.80	.82
Basic average shares	335,626	332,246	335,065	331,056
Effect of dilutive securities:
Stock options and stock awards	2,635	4,184	3,655	2,961
Equity-related financial instruments	1,087	138	1,809	143

Dilutive average shares	339,348	336,568	340,529	334,160

As of September 30, 2004 and 2003, 14.2 million and 11.9 million of potentially-dilutive stock options were outstanding, but not included in the computation of diluted average shares because the exercise prices of the instruments were greater than the average fair value of State Street's common stock.

Note 15—Contingent Liabilities

 State Street provides custody, product- and participant-level accounting, daily pricing and administration; master trust and master custody; investment management; recordkeeping; foreign exchange and trading services; securities lending; deposit and short-term investment facilities; loans and lease financing; investment operations outsourcing; wealth manager and hedge fund manager services; and performance, risk and compliance analytics to clients worldwide. Assets under custody and assets under management are held by State Street in a fiduciary or custodial capacity and are not included in the Consolidated Statement of Condition because such items are not assets of State Street. Management conducts regular reviews of its responsibilities for these services and considers the results in preparing its financial statements. In the opinion of management, no contingent liabilities existed at September 30, 2004, that would have a material adverse effect on State Street's financial position or results of operations.

In the normal course of business, State Street is subject to challenges from U.S. and non-U.S. tax authorities regarding the amount of taxes due. These challenges may result in adjustments to the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions.

The Internal Revenue Service ("IRS") completed its review of State Street's federal income tax returns for 1997, 1998 and 1999 in the third quarter and has issued Notices of Proposed Adjustment with respect to the tax treatment of lease-in-lease-out transactions. The proposed adjustments relate to the timing of recognition of income for tax purposes; for financial reporting purposes, deferred taxes have been provided. State Street believes that it properly reported the tax effects of these transactions based on applicable statutes, regulations and case law in effect at the time they were entered into; a court or other judicial or administrative authority could disagree. The IRS has indicated that it may consider settling such disputes with taxpayers. State Street has begun settlement discussions.

While it is unclear whether State Street will be able to reach an acceptable settlement, management believes the Corporation is appropriately accrued for tax exposures and related interest expense, including for lease-in-lease-out transactions. The Corporation understands that FASB may currently be reviewing the GAAP treatment of negotiated settlements of tax disputes involving leases accounted for under SFAS 13. It is possible that FASB's review could affect the accounting recognition of any potential settlement with IRS, and could result in a charge to earnings. If State Street prevails in a matter for which an accrual has been established, or is required to pay an amount exceeding its reserve, the financial impact will be reflected in the period that the matter is resolved.

Note 16—Derivative Financial Instruments

 State Street uses various derivatives to support clients' needs, conduct trading activities and manage its interest rate and currency risk. The following table summarizes the contractual or notional amounts of derivative financial instruments held or issued for trading and balance sheet management:

(Dollars in millions)	September 30, 2004	December 31, 2003
Trading:
Interest rate contracts:
Swap agreements	$2,035	$3,154
Options and caps purchased	320	332
Options and caps written	1,435	656
Futures	39,418	40,003
Foreign exchange contracts:
Forward, swap and spot	331,742	322,051
Options purchased	3,670	2,243
Options written	3,112	2,064
Futures	200	?
Balance Sheet Management:
Interest rate contracts:
Swap agreements	3,191	3,964
Foreign exchange contracts:
Forward, swap and spot	373	?

In connection with its interest-rate risk management strategies, State Street has executed interest-rate swap agreements with a notional value of $1.84 billion as of September 30, 2004, designated as fair value hedges to hedge the changes in the fair value of certain securities. For the three and nine months ended September 30, 2004, State Street recognized net pre-tax gains of $1 million and $3 million, respectively, which represented the ineffective portion of the hedge.

State Street has designated interest-rate swaps with a notional value of $150 million as cash flow hedges to its floating-rate debt. These interest-rate swaps qualify as fully effective hedges. In addition, $1.20 billion was designated as fair value hedges to hedge certain of its fixed-rate debt. The fair value hedge swaps increased the value of long-term debt presented in the Statement of Condition by $76 million at September 30, 2004. For the three and nine months ended September 30, 2004, the Corporation's overall weighted average interest rate for long-term debt was 6.1% and 6.2% on a contractual basis and 4.3% and 4.2% including the effects of derivative contracts, respectively.

During the third quarter of 2004, State Street entered into forward foreign currency swaps with a basis of €300 million, or approximately $373 million, to hedge the Corporation's net foreign investment in certain non-U.S. subsidiaries. As a result, less than $1 million of translation gains for certain non-U.S. subsidiaries were offset by a loss on the hedge contract within the category foreign currency translation, recorded as a component of accumulated other comprehensive income in stockholders' equity.

Note 17—Commitments and Off-Balance Sheet Activities

 The following is a summary of the contractual amount of State Street's credit-related, off-balance sheet financial instruments:

(Dollars in millions)	September 30, 2004	December 31, 2003
Securities lending indemnifications	$316,166	$266,055
Liquidity asset purchase agreements	19,183	16,540
Loan commitments	12,320	12,270
Standby letters of credit	4,784	4,545

On behalf of its clients, State Street lends their securities to creditworthy brokers and other institutions. In certain circumstances, State Street may indemnify its clients for the fair market value of those securities against a failure of the borrower to return such securities. State Street requires the borrowers to provide collateral in an amount equal to or in excess of 102% of the fair market value of the securities borrowed. The borrowed securities are revalued daily to determine if additional collateral is necessary. State Street held, as collateral, cash and U.S. government securities totaling $326.46 billion and $271.30 billion for indemnified securities on loan at September 30, 2004 and December 31, 2003, respectively.

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

State Street provides liquidity and credit enhancement facilities in the form of liquidity asset purchase agreements, lines of credit, and standby letters of credit to two types of off-balance sheet entities. One type, structured as special purpose entities ("SPEs"), as defined by FIN 46 (revised), which are administered by State Street, issues asset-backed commercial paper ("ABCP"). At September 30, 2004 and December 31, 2003, State Street's commitments under liquidity asset purchase agreements and lines of credit to these SPEs were $13.89 billion and $11.88 billion, respectively, and standby letters of credit were $646 million and $644 million, respectively. Amounts committed, but unused, under the liquidity asset purchase agreements, lines of credit and standby letters of credit that State Street provides to these SPEs are included in the preceding table. Asset performance deterioration or certain other factors may cause the asset risk to shift from the ABCP investors to State Street as the liquidity and/or credit enhancement provider through the liquidity asset purchase agreements, lines of credit and standby letters of credit, as the SPE may need to repay maturing commercial paper by drawing the liquidity facilities. State Street would acquire the assets at fair market value at the date of transfer. Potential losses, if any, from these SPEs are not expected to materially affect the financial condition or results of operations of the Corporation.

For a second type of off-balance sheet entity, structured as qualified special-purpose entities ("QSPEs") in accordance with accounting principles generally accepted in the United States, State Street distributes and sells equity interests in tax-exempt investment-grade assets that are primarily sold to mutual fund clients. For these QSPEs, State Street transfers the assets from its investment portfolio at fair market value. Such transfers are treated as sales. The QSPEs finance the acquisition of these assets by selling equity interests to third-party investors. State Street owns a minority residual interest in these QSPEs of less than 7.1%, or $138 million at September 30, 2004. These trusts have a weighted average life of approximately 5.2 years. In a separate agreement, State Street provides liquidity asset purchase agreements to these entities. These liquidity asset purchase agreements obligate State Street to buy the equity interests in the underlying portfolio at par, which approximates market value, in the event that the re-marketing agent is unable to place the equity interests of the off-balance sheet entity with investors. The liquidity asset purchase agreements are subject to early termination by State Street in the event of payment default, bankruptcy of the issuer or credit enhancement provider, taxability, or downgrade of an asset below investment grade. State Street's liquidity asset purchase agreements to these off-balance sheet entities were $1.47 billion at September 30, 2004, and $1.24 billion at December 31, 2003, none of which were utilized and are included in the preceding table.

For the nine months ended September 30, 2004, State Street acquired and transferred approximately $387 million of investment securities out of its available-for-sale portfolio at fair market value in exchange for cash to another off-balance sheet entity structured as a QSPE. These transfers were accounted for as sales. State Street provides investment management services to this unaffiliated QSPE.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors
State Street Corporation

We have reviewed the condensed consolidated statement of condition of State Street Corporation as of September 30, 2004, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2004 and 2003, and the condensed consolidated statements of changes in stockholders' equity and cash flows for the nine-month periods ended September 30, 2004 and 2003. These financial statements are the responsibility of the Corporation's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of condition of State Street Corporation as of December 31, 2003, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended not presented herein, and in our report dated January 12, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of condition as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated statement of condition from which it has been derived.

ERNST & YOUNG LLP
Boston, Massachusetts October 11, 2004

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

State Street prepares and reports its financial information in accordance with accounting principles generally accepted in the United States ("reported" results). Unless otherwise indicated, results discussed in this Form 10-Q refer to reported results.

Results for the Three Months Ended September 30, 2004 and 2003

Condensed Income Statement—Reported Results

	Three Months Ended September 30,
(Dollars in millions, except per share data)	2004	2003	$ Change	% Change
Fee Revenue:
Servicing fees	$568	$505	$63	12%
Management fees	156	141	15	11
Securities lending	48	61	(13)	(21)
Foreign exchange trading	75	101	(26)	(26)
Brokerage fees	31	28	3	11
Processing fees and other	83	92	(9)	(10)

Total fee revenue	961	928	33	4
Net Interest Revenue:
Net interest revenue	213	203	10
Provision for loan losses	—	—	—

Net interest revenue after provision for loan losses	213	203	10	5
Gains on the sales of available-for-sale investment securities, net	—	(5)	5	(100)

Total Revenue	1,174	1,126	48	4
Operating Expenses:
Salaries and employee benefits	474	407	67	16
Information systems and communications	127	140	(13)	(9)
Transaction processing services	95	80	15	19
Occupancy	88	84	4	5
Merger and integration costs	16	26	(10)	(38)
Restructuring costs	—	3	(3)	(100)
Other	106	81	25	31

Total operating expenses	906	821	85	10

Income before income taxes	268	305	(37)	(12)
Income tax expense	91	103	(12)

Net Income	$177	$202	$(25)	(12)

Earnings Per Share:
Basic	$.52	$.61	$(.09)	(15)
Diluted	.52	.60	(.08)	(13)

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

Supplemental Financial Information—Operating Basis Reconciliation

	Three Months Ended September 30,
	2004				2003
(Dollars in millions, except per share data)	Operating Results	Other		Reported Results	Operating Results	PAM(4)	Other		Reported Results
Fee Revenue:
Servicing fees	$568			$568	$505				$505
Management fees	156			156	122	$19			141
Securities lending	48			48	61	—			61
Foreign exchange trading	75			75	101	—			101
Brokerage fees	31			31	28	—			28
Processing fees and other	83			83	92	—			92

Total fee revenue	961			961	909	19			928
Net Interest Revenue:
Net interest revenue	223	$(10	)(1)	213	216	—	$(13	)(1)	203
Provision for loan losses	—	—		—	—	—	—		—

Net interest revenue after provision for loan losses	223	(10)		213	216	—	(13)		203
Gains on the sales of available-for-sale investment securities,net	—	—		—	(5)	—	—		(5)

Total Revenue	1,184	(10)		1,174	1,120	19	(13)		1,126
Operating Expenses:
Salaries and employee benefits	474	—		474	402	5	—		407
Information systems and communications	127	—		127	140	—	—		140
Transaction processing services	95	—		95	79	1	—		80
Occupancy	88	—		88	83	1	—		84
Merger and integration costs	—	16	(2)	16	—	—	26	(2)	26
Restructuring costs	—	—		—	—	—	3		3
Other	106	—		106	77	4	—		81

Total operating expenses	890	16		906	781	11	29		821

Income (loss) before income taxes	294	(26)		268	339	8	(42)		305
Income tax expense (benefit)	96	(5	)(3)	91	107	2	(6	)(3)	103
Taxable-equivalent adjustment	10	(10	)(1)	—	13	—	(13	)(1)	—

Net Income (Loss)	$188	$(11)		$177	$219	$6	$(23)		$202

Earnings (Loss) Per Share—Diluted	$.55	$(.03)		$.52	$.65	$.01	$(.06)		$.60

Reported results agree with the Corporation's Consolidated Statement of Income

(1)
Taxable-equivalent adjustment not included in reported results

(2)
Merger and integration costs associated with the acquisition of the GSS business on January 31, 2003

(3)
Tax benefit associated with the merger and integration costs

(4)
Revenue and expenses of the Private Asset Management business divested October 31, 2003

Supplemental Financial Information—Reconciliation of Reported Results to Non-GAAP Measures

(Dollars in millions, except per share data)	Total Revenue	Total Operating Expenses	Income Before Income Taxes	Income Tax Expense	Net Income	Earnings Per Share
Three months ended September 30, 2004
Reported results—GAAP	$1,174	$906	$268	$91	$177	$.52
Non-operating business activities:
Merger and integration costs	—	(16)	16	5	11.03

Total non-operating business activities	—	(16)	16	5	11.03
Taxable-equivalent adjustment	10	—	10	10	—	—

Operating results	$1,184	$890	$294	$106	$188	$.55

Three months ended September 30, 2003
Reported results—GAAP	$1,126	$821	$305	$103	$202	$.60
Results of the divested Private Asset Management business	(19)	(11)	(8)	(2)	(6)	(.01)
Non-operating business activities:
Merger and integration costs	—	(26)	26	5	21.05
Restructuring costs	—	(3)	3	1	2.01

Total non-operating business activities	—	(29)	29	6	23.06
Taxable-equivalent adjustment	13	—	13	13	—	—

Operating results	$1,120	$781	$339	$120	$219	$.65

Supplement Financial Information—Operating(1)—Consolidated Statement of Income

	Three Months Ended September 30,
(Dollars in millions, except per share data)	2004	2003	$ Change	% Change
Operating Fee Revenue:
Servicing fees	$568	$505	$63	12%
Management fees	156	122	34	28
Securities lending	48	61	(13)	(21)
Foreign exchange trading	75	101	(26)	(26)
Brokerage fees	31	28	3	11
Processing fees and other	83	92	(9)	(10)

Total operating fee revenue	961	909	52	6
Operating Net Interest Revenue:
Net interest revenue	223	216	7
Provision for loan losses	—	—	—

Net interest revenue after provision for loan losses	223	216	7	3
Gains on the sales of available-for-sale investment securities,net	—	(5)	5	(100)

Total Operating Revenue	1,184	1,120	64	6
Operating-Basis Operating Expenses:
Salaries and employee benefits	474	402	72	18
Information systems and communications	127	140	(13)	(9)
Transaction processing services	95	79	16	20
Occupancy	88	83	5	6
Other	106	77	29	38

Total operating-basis operating expenses	890	781	109	14

Income before income taxes	294	339	(45)	(13)
Income tax expense	96	107	(11)
Taxable-equivalent adjustment	10	13	(3)

Net Operating Income	$188	$219	$(31)	(14)

Operating Diluted Earnings Per Share	$.55	$.65	$(.10)	(15)

(1)
As defined and reconciled to reported results on an earlier schedule.

Summary

State Street reported net income for the third quarter of 2004 of $.52 per share, reflecting net income of $177 million and total revenue of $1.17 billion. These results compare to earnings per share of $.60, reflecting net income of $202 million and total revenue of $1.13 billion in the third quarter of 2003. Total expenses in the third quarter of 2004 were $906 million compared to $821 million in the year-ago quarter.

Results for the third quarter of 2004 included pre-tax merger and integration costs of $16 million, or $.03 per diluted share, due to the continuing integration of the Deutsche Bank Global Securities Services business (GSS), acquired in January of 2003, compared with $26 million, or $.05 per diluted share, for the year earlier period. Results for the third quarter of 2003 also included pre-tax restructuring costs of $3 million, or $.01 per diluted share. Third-quarter 2003 reported results also included the results of the divested PAM business, which was sold on October 31, 2003.

On an operating basis, which excludes merger and integration costs and for 2003, excludes restructuring costs and the results of the divested PAM business, operating earnings per share for the third quarter of 2004 were $.55, down 15% compared to operating earnings per share of $.65 for the third quarter of 2003. Operating earnings per share for 2003 have been reduced from the previously reported $.66 per share to exclude the results of the divested PAM business from the prior period.

Operating revenue of $1.18 billion in the third quarter of 2004 was up 6% from the third quarter of 2003, reflecting increased servicing fees largely offset by decreases in market-driven revenue, namely securities lending and foreign exchange trading revenue. Operating expenses of $890 million in the third quarter of 2004 were up $109 million, or 14%, from the third quarter of 2003. Return on stockholders' equity on an operating basis was 12.3% for the quarter.

State Street experienced declines in securities lending and foreign exchange trading revenue in the third quarter due to market activity. Related expenses were not lowered at a significant enough level to offset the decline in market-driven revenue.

State Street is taking steps to align its expenses with revenue, to better absorb shifts in market-driven revenue. In October 2004, the Corporation announced that it was limiting its near term investment in wealth management services and exiting the "529 education plan" servicing business. As a result of these decisions and others, State Street expects to eliminate about 425 positions, with annualized savings of approximately $50 million, with little impact on revenue. The Corporation expects to incur a charge of approximately $25 million in the fourth quarter of 2004 as a result.

State Street has announced revised financial goals for the Corporation. The revised goals are (1) annual growth in operating earnings per share of 10% to 15%, (2) annual operating revenue growth of 8% to 12%, and (3) annual operating return on stockholders' equity of 14% to 17%.

Near-term steps are being taken to better align expenses with revenue including the reorganization of significant operating groups, modification of the Corporation's incentive compensation plans and focus on balance sheet management. While State Street does not provide specific future earnings guidance, the Corporation expects 2005 operating results to fall in the lower end of the range for the operating revenue and earnings per share goals.

Total Revenue

In the third quarter of 2004, total reported revenue was $1.17 billion, up $48 million, compared to $1.13 billion a year ago, which included $19 million of management fees from the divested PAM business. On an operating basis, total revenue was $1.18 billion compared to $1.12 billion in 2003, an increase of $64 million, or 6%.

Fee Revenue

Fee revenue for the third quarter of 2004 was $961 million on both a reported and operating basis. Reported fee revenue for 2003 was $928 million and included $19 million of fee revenue from the divested PAM business. On an operating basis, fee revenue increased $52 million from $909 million in 2003. Combined, servicing and management fees were up 15% from the year ago quarter. Declines in market-driven revenue, defined by State Street as securities lending, foreign exchange trading and brokerage fee revenue, in large part, offset these increases.

Servicing fees are derived from custody, product- and participant-level accounting, daily pricing and administration; master trust and master custody; recordkeeping; investment operations outsourcing; wealth manager and hedge fund manager services and performance, risk and compliance analytics. Servicing fees for the third quarter of 2004 were $568 million, up $63 million, or 12%, from $505 million a year earlier. The increase was attributable to new business from existing and new clients and higher equity market valuations in 2004.

At September 30, 2004, total assets under custody were $9.00 trillion, up 3% from $8.75 trillion a year earlier. The value of assets under custody is a broad measure of the relative size of various markets served. Changes to the value of assets under custody do not result in proportional changes in revenue. Many services are priced on factors other than asset values, including the mix of assets under custody, securities positions held, portfolio transactions, and types of products and services. State Street uses relationship pricing for clients who take advantage of multiple services.

	September 30, 2004		December 31, 2003		September 30, 2003
Mix of Assets Under Custody (Dollars in billions)	Assets	Percentage of Total	Assets	Percentage of Total	Assets	Percentage of Total
Equities	$3,769	42%	$3,479	37%	$3,171	36%
Fixed income	2,571	28	2,636	28	2,490	29
Short-term investments	1,158	13	1,176	13	1,082	12
Acquired GSS	1,502	17	2,079	22	2,009	23

Total	$9,000		$9,370		$8,752

Management fees from investment management services, generated by State Street Global Advisors®, were $156 million, compared to $141 million a year ago. Fees from the PAM business added $19 million to 2003 management fees. On an operating basis, management fees were up $34 million, or 28%, from $122 million in 2003, reflecting continued new business success and an increase in average month-end equity valuations. Total assets under management were $1.24 trillion, up 28%, compared to $965 billion the previous year.

Assets Under Management (Dollars in billions)
September 30, 2003	$965
Net new business	70
Market appreciation	71

December 31, 2003	1,106
Net new business	104
Market appreciation	26

September 30, 2004	$1,236

Securities lending revenue was $48 million in the third quarter of 2004, compared to $61 million in the third quarter of the previous year, a decrease of 21%. The decrease reflected short-term pressure on spreads from the three rapid-succession increases in the target federal funds rate by the Federal Open Market Committee of the Federal Reserve ("FOMC") in June, August and September of this year, partially offset by a 22% increase in the volume of securities on loan.

Foreign exchange trading revenue was $75 million for the third quarter of 2004 compared to $101 million a year ago, a decline of 26%. The decline was attributable to lower currency volatility, lower cross-border investment activities of State Street's clients, and changes to the mix of business.

Brokerage fee revenue was $31 million in the third quarter, up 11% from $28 million in 2003 due to increased transition management for State Street's clients and higher equity trading volumes.

Processing fees and other revenue, which includes certain fees from Deutsche Bank related to the GSS business, profits and losses from joint ventures and other items, was $83 million in the quarter compared to $92 million a year ago.

Net Interest Revenue

Net interest revenue for the third quarter of 2004 was $213 million, up $10 million or 5% from the third quarter of 2003. On an operating, tax-equivalent basis, net interest revenue was $223 million, up $7 million, or 3%, from $216 million in the third quarter of 2003. An increase in the average balance sheet for the third quarter of 2004 offset the decrease in the interest rate spread that resulted from the rapid succession of increases in the target federal funds rate by the FOMC.

	Three Months Ended September 30,
	2004		2003
(Dollars in millions)	Average Balance	Rate(1)	Average Balance	Rate(1)
Interest-earning assets	$84,420	2.23%	$73,064	2.04%
Interest-bearing liabilities	77,138	1.29	62,700	1.02

Excess of rate earned over rate paid		.94%		1.02%

Net interest margin		1.05%		1.17%

(1)
Rates were calculated on a taxable-equivalent basis where the tax savings generated by tax-exempt investments was recorded as net interest revenue with a corresponding charge to income tax expense. Tax savings were computed using a federal income tax rate of 35%, adjusted for applicable state income taxes, net of the related federal tax benefit.

Net interest margin for the three months ended September 30, 2004 was 1.05%, a decrease of twelve basis points from the third quarter of 2003. Rates earned in excess of rates paid decreased by eight basis points year-over-year.

Gains on the Sales of Available-for-Sale Securities

State Street realized no net gain or loss on sales of available-for-sale securities in the third quarter of 2004, compared with a net loss of $5 million in the third quarter of the prior year.

Operating Expenses

Operating expenses for the third quarter of 2004 were $906 million, up from $821 million a year ago. Operating expenses for the third quarter of 2004 included $16 million of merger and integration expenses. Operating expenses for the third quarter of 2003 included merger and integration costs of $26 million, as well as a restructuring charge of $3 million related to a voluntary employee separation program and $11 million of expenses from the divested PAM business. Excluding merger and integration costs in both years and in 2003, restructuring costs and PAM, operating-basis operating expenses were $890 million, up $109 million, or 14%, from $781 million, largely driven by higher salaries and employee benefits, transaction processing services and other expenses.

Salaries and employee benefits expense was $474 million in the third quarter of 2004, compared with $407 million in 2003 on a reported basis, or $402 million, excluding expenses from the divested PAM business. The increase in salaries and employee benefits expense is primarily attributable to higher incentive compensation expense due to the Corporation's improved year-to-date earnings performance in 2004 of 20% in operating earnings per share. Also contributing to the increase were higher costs of benefits, merit increases and stock option expensing.

Information systems and communications expense for the third quarter of 2004 was $127 million, down $13 million from a year ago on both a reported and operating basis.

Transaction processing services expense increased $15 million on a reported basis, up $16 million on an operating basis, to $95 million, principally to support the increased volume in the investor services business.

Occupancy expense for the third quarter of 2004 was $88 million, up $4 million on a reported basis, or $5 million on an operating basis, from the third quarter of 2003, largely related to the space at State Street Financial Center, located in Boston, Massachusetts, which was not as fully occupied in the third quarter of 2003.

Merger and integration costs totaled $16 million for the quarter, down from $26 million a year earlier. These expenses consisted primarily of professional fees and systems integration costs incurred related to the GSS acquisition.

During the second quarter of 2003, State Street implemented an expense reduction program to decrease operating expenses. The expense reductions were achieved through a decrease in direct controllable expenses and by a voluntary separation and enhanced severance program ("VSP"), primarily in the United States. At June 30, 2003, approximately 3,000 individuals accepted the VSP. Subsequent to the VSP, approximately 1,000 positions were replaced. State Street incurred $3 million of restructuring costs for the three months ended September 30, 2003, as a result of the program. No amounts were incurred in the three months ended September 30, 2004.

Other operating expenses in the third quarter of 2004 were $106 million, compared with $81 million a year earlier on a reported basis and $77 million a year earlier on an operating basis. The increase is primarily due to professional service costs related to growth initiatives and compliance requirements, such as Sarbanes-Oxley readiness and Basel II.

Income Taxes

State Street recorded tax expense of $91 million for the third quarter of 2004, compared to expense of $103 million in the third quarter of 2003.

The effective rate for the third quarter of 2004 and 2003 was 34.0%. The expected tax rate for the full-year 2004 is 33.0%, including the impact of adjustments to state income taxes on leveraged lease transactions recorded in the first quarter of 2004. This rate compares with an effective full year tax rate of 35.1% in 2003, which included the settlement of a REIT-related tax matter.

Results for the Nine Months Ended September 30, 2004 and 2003

Condensed Income Statement—Reported Results

	Nine Months Ended September 30,
(Dollars in millions, except per share data)	2004	2003	$ Change	% Change
Fee Revenue:
Servicing fees	$1,693	$1,425	$268	19%
Management fees	456	396	60	15
Securities lending	201	192	9	5
Foreign exchange trading	309	276	33	12
Brokerage fees	112	85	27	32
Processing fees and other	248	225	23	10

Total fee revenue	3,019	2,599	420	16
Net Interest Revenue:
Net interest revenue	642	600	42
Provision for loan losses	—	—	—

Net interest revenue after provision for loan losses	642	600	42	7
Gains on the sales of available-for-sale investment securities, net	19	29	(10)	(34)

Total Revenue	3,680	3,228	452	14
Operating Expenses:
Salaries and employee benefits	1,446	1,294	152	12
Information systems and communications	396	410	(14)	(3)
Transaction processing services	294	231	63	27
Occupancy	262	231	31	13
Merger and integration costs	50	81	(31)	(38)
Restructuring costs	—	295	(295)	(100)
Other	319	252	67	27

Total operating expenses	2,767	2,794	(27)	(1)

Income before income taxes	913	434	479	110
Income tax expense	299	159	140

Net Income	$614	$275	$339	123

Earnings Per Share:
Basic	$1.83	$.83	$1.00	120
Diluted	1.80	.82	.98	120

Supplemental Financial Information

Supplemental Financial Information—Operating Basis Reconciliation

	Nine Months Ended September 30,
	2004			2003
(Dollars in millions, except per share data)	Operating Results	Other	Reported Results	Operating Results	PAM(4)	Other	Reported Results
Fee Revenue:
Servicing fees	$1,693		$1,693	$1,425			$1,425
Management fees	456		456	341	$55		396
Securities lending	201		201	192	—		192
Foreign exchange trading	309		309	276	—		276
Brokerage fees	112		112	85	—		85
Processing fees and other	248		248	237	1	$(13) (5)	225

Total fee revenue	3,019		3,019	2,556	56	(13)	2,599
Net Interest Revenue:
Net interest revenue	675	$(33) (1)	642	639	—	(39) (1)	600
Provision for loan losses	—	—	—	—	—	—	—

Net interest revenue after provision for loan losses	675	(33)	642	639	—	(39)	600
Gains on the sales of available-for-sale investment securities, net	19	—	19	29	—	—	29

Total Revenue	3,713	(33)	3,680	3,224	56	(52)	3,228
Operating Expenses:
Salaries and employee benefits	1,446	—	1,446	1,276	18	—	1,294
Information systems and communications	396	—	396	409	1	—	410
Transaction processing services	294	—	294	230	1	—	231
Occupancy	262	—	262	227	4	—	231
Merger and integration costs	—	50 (6)	50	—	—	81(2)	81
Restructuring costs	—	—	—	—	—	295	295
Other	319	—	319	242	10	—	252

Total operating expenses	2,717	50	2,767	2,384	34	376	2,794

Income (loss) before income taxes	996	(83)	913	840	22	(428)	434
Income tax expense (benefit)	316	(17) (3)	299	272	7	(120) (6)	159
Taxable-equivalent adjustment	33	(33) (1)	—	39	—	(39) (1)	—

Net Income (Loss)	$647	$(33)	$614	$529	$15	$(269)	$275

Earnings (Loss) Per Share—Diluted	$1.90	$(.10)	$1.80	$1.58	$.04	$(.80)	$.82

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

Supplement Financial Information—Operating(1)—Consolidated Statement of Income

	Nine Months Ended September 30,
(Dollars in millions, except per share data)	2004	2003	$ Change	% Change
Operating Fee Revenue:
Servicing fees	$1,693	$1,425	$268	19%
Management fees	456	341	115	34
Securities lending	201	192	9	5
Foreign exchange trading	309	276	33	12
Brokerage fees	112	85	27	32
Processing fees and other	248	237	11	5

Total operating fee revenue	3,019	2,556	463	18
Operating Net Interest Revenue:
Net interest revenue	675	639	36
Provision for loan losses	—	—	—

Net interest revenue after provision for loan losses	675	639	36	6
Gains on the sales of available-for-sale investment securities, net	19	29	(10)	(34)

Total Operating Revenue	3,713	3,224	489	15
Operating-Basis Operating Expenses:
Salaries and employee benefits	1,446	1,276	170	13
Information systems and communications	396	409	(13)	(3)
Transaction processing services	294	230	64	28
Occupancy	262	227	35	15
Other	319	242	77	32

Total operating-basis operating expenses	2,717	2,384	333	14

Income before income taxes	996	840	156	19
Income tax expense	316	272	44
Taxable-equivalent adjustment	33	39	(6)

Net Operating Income	$647	$529	$118	22

Operating Diluted Earnings Per Share	$1.90	$1.58	$.32	20

(1)
As defined and reconciled to reported results on an earlier schedule.

Summary

State Street reported net income for the first nine months of 2004 of $1.80 per share, reflecting net income of $614 million and total revenue of $3.68 billion. In the first nine months of 2003, State Street earned $.82 per share, reflecting net income of $275 million and total revenue of $3.23 billion. Total expenses in the first nine months of 2004 of $2.77 billion are down $27 million compared to the year-ago period.

Results for the first nine months of 2004 included pre-tax merger and integration costs of $50 million, or $.10 per share due to the continuing integration of the GSS business, acquired in January of 2003. On an operating basis, State Street earned $1.90 per share, reflecting net income of $647 million on taxable equivalent revenue of $3.71 billion.

Results for the first nine months of 2003 included a pre-tax loss on the sale of certain real estate of $13 million, or $.02 per share, merger and integration costs of $81 million, or $.16 per share related to the GSS acquisition, restructuring costs of $295 million, or $.58 per share, and an after-tax charge of $12 million, or $0.04 per share related settlement of a tax matter with the Commonwealth of Massachusetts. Combined, these items decreased earnings per share by $.80. The first nine months of 2003 included the operating results of the divested PAM business which contributed $.04 per share. On an operating basis, net income for the first nine months of 2003 was $1.58 per share, reflecting net income of $529 million on taxable-equivalent revenue of $3.22 billion.

On an operating basis, earnings per share for the first nine months of 2004 were $1.90, up 20% compared to operating earnings per share of $1.58 for the first nine months of 2003. Favorable market conditions in the first half of the year more than offset the decline in the year-over-year performance of the third quarter. Operating revenue of $3.71 billion in the first nine months of 2004 was up 15% from the first nine months of 2003, primarily due to increases in servicing and management fees and foreign exchange trading revenue. Operating expenses of $2.72 billion in the first nine months of 2004 were up $333 million, or 14%, from the first nine months of 2003. Return on stockholders' equity on an operating basis was 14.5% for the first nine months of 2004.

Total Revenue

In the first nine months of 2004, total reported revenue was $3.68 billion, up $452 million, compared to $3.23 billion a year ago. Reported revenue for 2003 included $56 million of revenue attributable to the PAM business. On an operating basis, total taxable-equivalent revenue was $3.71 billion compared to $3.22 billion in 2003, an increase of $489 million, reflecting an increase of $463 million in fee revenue and $36 million of net interest revenue, offset somewhat by a $10 million decline in gains on sales of available-for-sale securities. Total revenue for 2004 included nine months of GSS results compared with only eight months in 2003. The GSS business was acquired on January 31, 2003.

Servicing fees for the first nine months of 2004 were $1.69 billion, up $268 million, or 19%, from servicing fees of $1.43 billion a year earlier. The increase was attributable to the full nine months of servicing fee revenue generated by the GSS business, higher equity market valuations and new business from existing and new clients in 2004.

Management fees from investment management services were $456 million, compared to $396 million a year ago. Fees from the PAM business added $55 million to 2003 management fees. On an operating basis, management fees were up $115 million, or 34%, from $341 million in 2003, reflecting continued new business success and an increase in average month-end equity valuations.

Securities lending revenue was $201 million in the first nine months of 2004, compared to $192 million in the first nine months of the previous year, an increase of 5%. Securities lending revenue in 2004 reflected a full nine months of fees from GSS and a 33% increase in the volume of securities lent, largely offset by a decrease in interest rate spreads in the third quarter of 2004 that were attributable to the rapid succession of increases in the target interest rate by the Federal Reserve.

Foreign exchange trading revenue was $309 million for the first nine months of 2004, up 12% from $276 million a year ago. The increase was attributable to significantly higher currency volatility, and higher volumes reflecting increased cross-border investment activities of State Street's clients in the first and second quarter of 2004. For the first six months of 2004, foreign exchange trading revenue was up 34%, but during the third quarter of 2004, market conditions, including lower volatility and lower volumes, caused foreign exchange trading revenue to decline 26% from the year earlier quarter.

Brokerage fee revenue was $112 million in the first nine months, up 32% from $85 million in 2003 due to an increase in transition management for State Street's clients and growth in electronic trade execution and equity trading volumes.

Processing fees and other revenue, which includes certain fees from Deutsche Bank related to the GSS business, profits and losses from joint ventures and other items, was $248 million in the first nine months of 2004 compared to $225 million a year ago, or $237 million on an operating basis, excluding the loss on the sale of certain real estate and revenue from the PAM business. The increase was primarily driven by improved performance by the Corporation's joint ventures.

Net interest revenue for the first nine months of 2004 was $642 million, up $42 million, or 7% from $600 million to the first nine months of 2003. On an operating, tax-equivalent basis, net interest revenue was $675 million, up $36 million, or 6%, from $639 million in the first nine months of 2003. The increase in net interest revenue reflected an increase in the average balance sheet for the period and higher interest-rate spreads for the first six months of 2004. Somewhat offsetting these increases, net interest revenue for 2004 was reduced by a cumulative charge of $19 million recorded in the first quarter of 2004 that resulted from a change in effective state tax-rate assumptions used for recognition of income from leveraged lease transactions. Net interest revenue was impacted by lower interest rate spreads in the third quarter of 2004 from the rapid succession of increases in the target interest rate by the Federal Reserve.

State Street realized securities gains of $19 million in the first nine months of 2004, compared with gains of $29 million in the first nine months of the prior year.

Operating Expenses

Operating expenses for the first nine months of 2004 were $2.77 billion, down $27 million from a year ago, and included $50 million of merger and integration costs. Operating expenses for the first nine months of 2003 were $2.79 billion, and included restructuring charges of $295 million, merger and integration costs of $81 million and expenses related to the divested PAM business of $34 million. Excluding merger and integration costs from both years, and in 2003, excluding restructuring costs and expenses related to PAM, operating-basis operating expenses in 2004 were $2.72 billion, up $333 million, or 14%, from 2003. The increase is due, in large part, higher incentive compensation costs, transaction processing expenses and professional fees.

Salaries and employee benefits expense was $1.45 billion in the first nine months of 2004, compared with $1.29 billion in 2003 on a reported basis, or $1.28 billion excluding $18 million related to PAM. The increase in salaries and employee benefits expense is primarily attributable to higher incentive compensation expense due to the Corporation's improved earnings performance in 2004.

Information systems and communications expense for the first nine months of 2004 was $396 million, down $14 million from a year ago on a reported basis and down $13 million from a year ago on an operating basis.

Transaction processing services expense increased $63 million to $294 million due to substantially higher global clearance fees expense related to higher volumes of transactions.

Occupancy expense for the first nine months of 2004 was $262 million, up $31 million on a reported basis, or $35 million on an operating basis from the first nine months of 2003. The increase in occupancy expense is primarily attributable to additional space at State Street Financial Center, located in Boston, Massachusetts, and new office space in Luxembourg.

Merger and integration costs totaled $50 million for the quarter, down from $81 million a year earlier. These expenses consisted primarily of professional fees and systems integration costs incurred related to the GSS acquisition.

Other operating expenses in the first nine months of 2004 were $319 million, compared with $252 million a year earlier on a reported basis and $242 million a year earlier on an operating basis. State Street recorded a provision for securities processing losses of $31 million in the first nine months of 2004. This compared to $5 million in the first nine months of 2003. Increases in the costs of professional services and a full nine months of GSS-related expenses also contributed to the increase. During the first nine months of 2004, State Street reclassified $25 million of reserves for off-balance sheet commitments from the allowance for loan losses to other liabilities. Subsequent to the reclassification, State Street reduced its reserve for off-balance sheet commitments, reducing other expenses by $10 million.

Income Taxes

State Street recorded tax expense of $299 million for the first nine months of 2004, compared to $159 million in the first nine months of 2003. Tax expense for the first nine months of 2004 included a cumulative benefit of $18 million resulting from a change in the effective state tax rate applied to leveraged leasing transactions. The reduction in effective state tax rate reflects the relative increase in non-U.S. activity resulting from State Street's recent acquisitions and divestitures. Tax expense for the first nine months of 2003 included a one-time $12 million after tax charge for a REIT-related state tax matter.

The effective rate for the first nine months of 2004 was 32.8%, including the impact of the leveraged lease adjustment. The expected tax rate for the full year 2004 is 33.0%, compared with an effective tax rate of 35.1% in 2003, which included the settlement of the state tax matter.

GSS Acquisition Update

On January 31, 2003, State Street completed the primary closing of its acquisition of a substantial part of the Global Securities Services ("GSS") business of Deutsche Bank AG ("Deutsche Bank") for a premium of $1.10 billion. In July 2003, separate closings were held for the GSS business units in Italy and Austria, upon receipt of regulatory approvals. Under the terms of the sale and purchase agreement, State Street could have been required to make contingent additional purchase price payments. During the second quarter of 2004, State Street and Deutsche Bank determined that under the terms of the sale and purchase agreement, no additional consideration is payable by State Street.

Excluding merger and integration costs, State Street's first nine months of 2004 included $.08 per share of net income attributable to the GSS business compared with a loss of $.01 per share a year earlier. Based on current estimates, State Street now believes that the total GSS business will contribute between $0.08 to $0.10 in operating earning per diluted share for 2004. The GSS business contributed $465 million to revenue in the first nine months of 2004, net of financing costs, compared with $405 million in the prior year, and added $383 million of expenses in 2004, compared with $374 million in the first nine months of 2003. This comparison reflects eight months of recorded operating activity in 2003 for the GSS business acquired on January 31, 2003, compared with nine full months in 2004.

Merger and integration costs related to client conversions were $50 million for the first nine months of 2004. State Street estimates merger and integration costs of approximately $50 to $60 million for the full year 2004. The Corporation expects to substantially complete worldwide client conversions by the end of 2004, with the exception of Germany, which is expected to be completed by the end of 2005.

Acquisitions and Divestitures

In July 2002, State Street completed the purchase of International Fund Services, a leading provider of fund accounting and administration as well as securities trade support and operational services for hedge funds. In connection with this transaction, an additional $60 million of the purchase price was recorded as goodwill during the second quarter of 2004 based upon certain performance measures with payment made in the third quarter of 2004. Final settlement, which will occur in 2005, could require State Street to make another payment of up to $60 million.

In October 2004, State Street announced its intent to divest its ownership interest in Bel Air Investment Advisors LLC. This divestiture will likely occur in the first half of 2005, resulting in a pretax charge of approximately $150 to $170 million.

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

wealth manager and hedge fund manager services; and performance, risk and compliance analytics to support institutional investors. State Street has a 50% interest in Boston Financial Data Services, Inc. and the International Financial Data Services group of companies, which provide shareholder services, including mutual fund and collective fund shareholder accounting. Revenue from Investment Servicing comprised 85% of State Street's total revenue for the nine months ended September 30, 2004.

Investment Management offers a broad array of services for managing financial assets, including investment management and investment research, primarily for institutional investors worldwide. These services included passive and active U.S. and non-U.S. equity and fixed income strategies, and other related services, such as securities lending. Retirement benefit services are provided through CitiStreet, LLC, in which State Street has a 50% interest. Revenue from the Investment Management line of business comprised 15% of State Street's total revenue for the nine months ended September 30, 2004.

Business Divesture consisted of revenue and expenses related to the Private Asset Management operations sold in October 2003.

Other/One-Time charges for 2004 consisted of merger and integration costs related to the acquisition of GSS; Other/One-Time charges for 2003 consisted of restructuring, merger and integration costs included in operating expenses and for the nine months ended September 30, 2003, included the loss on the sale of certain real estate included in processing fees and other revenue.

The total columns represent consolidated results in accordance with accounting principles generally accepted in the United States as they appear in the Consolidated Statements of Income.

Results for the Three Months Ended September 30, 2004 and 2003

	Investment Servicing		Investment Management		Business Divestiture		Other/ One-Time
									Total
(Dollars in millions, except where otherwise noted)
	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003
Fee Revenue:
Servicing fees	$568	$505							$568	$505
Management fees	—	—	$156	$122		$19			156	141
Securities lending	39	51	9	10		—			48	61
Foreign exchange trading	75	101	—	—		—			75	101
Brokerage fees	31	28	—	—		—			31	28
Processing fees and other	71	83	12	9		—			83	92

Total fee revenue	784	768	177	141		19			961	928
Net interest revenue after provision for loan losses	202	195	11	8		—			213	203
Gains on the sales of available-for-sale investment securities, net	—	(5)	—	—		—			—	(5)

Total Revenue	986	958	188	149		19			1,174	1,126
Operating Expenses	754	666	136	115		11	$16	$29	906	821

Income (Loss) Before Income Taxes	$232	$292	$52	$34		$8	$(16)	$(29)	$268	$305

Pre-tax margin	24%	31%	28%	23%
Average assets (in billions)	$93.0	$79.6	$2.8	$2.1		$.1			$95.8	$81.8

Investment Servicing

Total revenue for the three months ended September 30, 2004, increased $28 million to $986 million, up 3% from the comparable period in 2003, driven by growth in fee revenue.

Growth in fee revenue of $16 million for the third quarter of 2004 to $784 million was primarily attributable to servicing fees, largely offset by declines in securities lending and foreign exchange trading revenue. Servicing fees, securities lending, foreign exchange trading and brokerage fee revenue for this line of business are virtually identical to the consolidated results of the Corporation. See the fee revenue section of the consolidated results for the three months ended September 30, 2004 and 2003 for further details.

Net interest revenue after provision for loan losses for the third quarter of 2004 was $202 million, up $7 million from the third quarter of 2003. A decline in interest rate spreads largely offset the increase in net interest revenue attributable to increased average balance sheet volumes.

Operating expenses for the third quarter of 2004 were $754 million, up $88 million from the prior year. The majority of the increase was attributable to higher incentive compensation costs related to the Corporation's year-to-date improvement in earnings, growth in transaction processing costs and higher professional services costs related to growth initiatives and regulatory compliance requirements.

Investment Management

Total revenue for the third quarter of 2004 was $188 million, up $39 million, from $149 million reported in the third quarter of 2003, primarily attributable to growth in management fees.

Management fees from investment management services, delivered through State Street Global Advisors, were $156 million in the third quarter of 2004 compared to $122 million a year ago, and are identical to the consolidated results of the Corporation. See the fee revenue section of the consolidated results for the three months ended September 30, 2004 and 2003 for further details.

Operating expenses for the three months ended September 30, 2004, were $136 million, up from $115 million a year ago, primarily attributable to higher incentive compensation costs.

Results for the Nine Months Ended September 30, 2004 and 2003

	Investment Servicing		Investment Management		Business Divestiture		Other/ One-Time
									Total
(Dollars in millions, except where otherwise noted)
	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003
Fee Revenue:
Servicing fees	$1,693	$1,425							$1,693	$1,425
Management fees	—	—	$456	$341		$55			456	396
Securities lending	163	162	38	30		—			201	192
Foreign exchange trading	309	276	—	—		—			309	276
Brokerage fees	112	85	—	—		—			112	85
Processing fees and other	206	215	42	22		1		$(13)	248	225

Total fee revenue	2,483	2,163	536	393		56		(13)	3,019	2,599
Net interest revenue after provision for loan losses	612	572	30	28		—		—	642	600
Gains on the sales of available-for-sale investment securities, net	19	29	—	—		—		—	19	29

Total Revenue	3,114	2,764	566	421		56		(13)	3,680	3,228
Operating Expenses	2,294	2,032	423	352		34	$50	376	2,767	2,794

Income (Loss) Before Income Taxes	$820	$732	$143	$69		$22	$(50)	$(389)	$913	$434

Pre-tax margin	26%	26%	25%	16%
Average assets (in billions)	$92.0	$79.0	$2.6	$1.9		$.1			$94.6	$81.0

Investment Servicing

Total revenue for the nine months ended September 30, 2004, increased $350 million to $3.11 billion, up 13% from the comparable period in 2003, driven by growth in servicing fees, foreign exchange trading revenue and brokerage fee revenue and net interest revenue. Growth in revenue for this line of business reflects a full nine months of GSS business in 2004, compared with eight months in 2003 for the business acquired January 31, 2003.

Growth in fee revenue of $320 million for the first nine months of 2004 to $2.48 billion was primarily attributable to servicing fees, foreign exchange trading and brokerage fee revenue. Servicing fees, securities lending, foreign exchange trading and brokerage fee revenue for this line of business are virtually identical to the consolidated results of the Corporation. See the fee revenue section of the consolidated results for the nine months ended September 30, 2004 and 2003 for further details.

Net interest revenue after provision for loan losses for the first nine months of 2004 was $612 million, up $40 million from the first nine months of 2003. Net interest revenue for the first nine months of 2004 was reduced due to lower interest rate spreads as a result of rapid rate increases in third quarter and a cumulative charge of $19 million resulting from a change in assumptions used for recognition of income from leveraged lease transactions due to a change in the effective state tax rate. However, these factors were more than offset by increased earnings resulting from an increase in the average balance sheet in 2004 and a steeper U.S.-dollar yield curve in the first two quarters of 2004.

Operating expenses for the first nine months of 2004 were $2.29 billion, up $262 million from the prior year. The majority of the increase was attributable to higher incentive compensation, transaction processing and professional services costs.

Investment Management

Total revenue for the first nine months of 2004 was $566 million, up $145 million, from $421 million reported in the first nine months of 2003, driven by growth in management fees.

Management fees from investment management services, delivered through State Street Global Advisors, were $456 million in the first nine months of 2004 compared to $341 million a year ago, and are identical to the consolidated results of the Corporation. See the fee revenue section of the consolidated results for the nine months ended September 30, 2004 and 2003 for further details.

Operating expenses for the nine months ended September 30, 2004, were $423 million, up from $352 million a year ago, largely driven by higher incentive compensation expense.

Financial Goals and the Factors That May Affect Them

State Street has announced revised financial goals for the Corporation. The revised goals are (1) annual growth in operating earnings per share of 10% to 15%, (2) annual operating revenue growth of 8% to 12%, and (3) annual operating return on stockholders' equity of 14% to 17%.

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

Legislation may cause changes in the competitive environment in which State Street operates, which could include, among other things, broadening the scope of activities of significant competitors, or facilitating consolidation of competitors into stronger entities, or attracting new large and well-capitalized competitors into State Street's traditional businesses. Such factors and changes, and the ability of the Corporation to address and adapt to the regulatory and competitive challenges, may affect future results of operations.

On June 26, 2004, the Basel Committee on Banking Supervision released the final version of its capital adequacy framework ("Basel II"). Basel II's framework includes minimum capital requirements, including a capital charge for operational risk. U.S. banking regulatory agencies must now apply international risk-based capital guidance to rules to be implemented in the U.S. The U.S. regulatory agencies are expected to release proposed new rules for comment by mid-2005, with the final version anticipated by mid-2006. The new rules as applied in the U.S. are expected to become effective by January 1, 2007, subject to transitional implementation arrangements, and will become fully operational by January 1, 2008. Mandatory compliance will be required for large, internationally-active U.S. institutions, such as State Street. In preparation for compliance, the Corporation has developed a comprehensive implementation program to monitor the status and progress of Basel II, and is in the process of implementing the requirements and assessing the potential impact of Basel II on the Corporation. At this time, the Corporation cannot predict the final form of the rules in the U.S., nor their impact on the Corporation's risk-based capital.

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

FINANCIAL CONDITION

Credit Quality

At September 30, 2004, total gross loans were $5.55 billion. At quarter end, the allowance for loan losses was $36 million, down from $61 million a year ago due to a first quarter reclassification of reserves for off-balance sheet commitments from the allowance for loan losses to other liabilities. During the first quarter, subsequent to the reclassification, the reserve for off-balance sheet commitments was reduced by $10 million based on management's assessment of risk in these exposures. For the nine months ended September 30, 2004, no provision for loan losses was charged against income; there were no charge-offs and no recoveries. Non-performing assets at September 30, 2004, were $7 million, all of which were non-performing investment securities.

Liquidity and Capital

Liquidity.    The primary objective of State Street's liquidity management is to ensure that the Corporation has sufficient funds to meet its commitments and business needs, including accommodating the transaction and cash management requirements of its clients. Liquidity is provided by State Street's access to global debt markets, its ability to gather additional deposits from its clients, maturing short-term assets, sales of securities, and repayment of clients' loans. Client deposits and other funds provide multi-currency, geographically diverse sources of liquidity. During the third quarter of 2004, State Street increased its maximum commercial paper issuance from $1.00 billion to $3.00 billion.

State Street maintains a large portfolio of liquid assets. As of September 30, 2004, the Corporation's defined liquid assets were $87.02 billion or 87% of total assets, the vast majority of which can be sold on the open market to meet liquidity needs. At September 30, 2004, State Street had defined short-term liabilities of $86.01 billion, which included deposits and borrowings with maturities of less than a year. State Street had $21 million in pre-tax net unrealized losses on available-for-sale investment securities at September 30, 2004, which the Corporation does not consider to be other than temporary.

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

At September 30, 2004, the Corporation's Tier 1 risk-based capital ratio was 13.3% and State Street Bank's Tier 1 risk-based capital ratio was 11.5%. These ratios are down from 14.0% for the Corporation and 12.4% for State Street Bank at year-end 2003, primarily due to a change in balance sheet mix. At September 30, 2004, both ratios significantly exceeded the regulatory minimum of 4% and the well-capitalized threshold of 6%. State Street and State Street Bank had Tier 1 leverage ratios of 5.6% and 5.3%, respectively, at September 30, 2004, exceeding the regulatory minimum of 3% and the well-capitalized threshold of 5%. See Note 7 to the Notes to Consolidated Financial Statements for further information.

On June 26, 2004, the Basel Committee on Banking Supervision released the final version of its capital adequacy framework ("Basel II"). Basel II's framework includes minimum capital requirements, including a capital charge for operational risk. U.S. banking regulatory agencies must now apply international risk-based capital guidance to rules to be implemented in the U.S. The U.S. regulatory agencies are expected to release proposed new rules for comment by mid-2005, with the final version anticipated by mid-2006. The new rules as applied in the U.S. are expected to become effective by January 1, 2007, subject to transitional implementation arrangements, and will become fully operational by January 1, 2008. Mandatory compliance will be required for large, internationally-active U.S. institutions, such as State Street. In preparation for compliance, the Corporation has developed a comprehensive implementation program to monitor the status and progress of Basel II, and is in the process of implementing the requirements and assessing the potential impact of Basel II on the Corporation. At this time, the Corporation cannot predict the final form of the rules in the U.S., nor their impact on the Corporation's risk-based capital.

State Street's Board of Directors has authorized the purchase of State Street common stock for use in employee benefit programs and for general corporate purposes. As of September 30, 2004, 8.3 million shares may be purchased under the stock purchase program. In October 2004, State Street announced it was re-activating its stock purchase program, which had been relatively inactive since the January 2003 acquisition of a substantial part of the Deutsche Bank GSS business. State Street employs a third-party broker-dealer to acquire shares on the open market for the Corporation's stock purchase program.

During the third quarter of 2004, State Street entered into forward foreign currency swaps with a basis of €300 million, or approximately $373 million, to hedge the Corporation's net foreign investment in certain non-U.S. subsidiaries and manage the volatility in stockholders' equity that results from translation gains and losses. As a result, less than $1 million of translation gains for certain non-U.S. subsidiaries were offset by a loss on the hedge contract within the category foreign currency translation, recorded as a component of accumulated other comprehensive income in stockholders' equity.

Trading Activities: Foreign Exchange and Interest Rate Sensitivity

As part of its trading activities, the Corporation assumes positions in both the foreign exchange and interest rate markets by buying and selling cash instruments and using financial derivatives, including foreign-exchange forward contracts, foreign exchange and interest rate options, and interest rate swaps. As of September 30, 2004, the notional amount of these derivative instruments was $381.93 billion, of which $331.74 billion were foreign exchange forward contracts. Long and short foreign-exchange forward-positions are closely matched to minimize currency and interest rate risk. All foreign exchange contracts are valued daily at current market rates.

The following table presents State Street's market risk for its trading activities as measured by its value at risk methodology:

Value at Risk for the nine months ended September 30, (Dollars in millions)	Average	Maximum	Minimum
2004:
Foreign exchange products	$1.2	$3.5	$.3
Interest rate products	1.7	3.0	1.0
2003:
Foreign exchange products	$1.0	$2.6	$.4
Interest rate products	1.7	2.8	1.2

State Street compares actual daily profits and losses from trading activities to estimated one-day value at risk. During the first nine months of 2004, State Street did not experience any trading losses in excess of its end-of-day value at risk estimate.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See information under the caption "Trading Activities: Foreign Exchange and Interest Rate Sensitivity" on pages 45-46.

State Street's Risk Management function was described in detail in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 4.    CONTROLS AND PROCEDURES

The Corporation has established and maintains disclosure controls and other procedures that are designed to ensure that material information relating to the Corporation and its subsidiaries required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Corporation's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. For the period covered in this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures were effective as of September 30, 2004.

In the ordinary course of business, the Corporation routinely enhances its internal controls and procedures for financial reporting by either upgrading its current systems or implementing new systems. In addition, the Corporation is currently in the process of reviewing and formalizing its internal controls and procedures for financial reporting in accordance with SEC rules implementing the internal control reporting requirements included in Section 404 of the Sarbanes-Oxley Act of 2002. Changes have been made and will be made to the Corporation's internal controls and procedures for financial reporting as a result of these efforts. However, the Chief Executive Officer and Chief Financial Officer have concluded that there were no changes in the Corporation's internal control over financial reporting identified in connection with the evaluation described in the preceding paragraph that occurred during the quarter ended September 30, 2004, that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The following disclosure supplements the disclosure in the Corporation's Current Report on Form 8-K filed March 9, 2004, and the Corporation's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004:

The Corporation continues to respond to subpoenas from the SEC and to examinations, inquiries and requests for information from the SEC, the Department of Labor, and other regulatory and law enforcement agencies, relating to the securities industry, including in particular mutual fund-related matters.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)  State Street's Board of Directors has authorized a publicly-announced stock purchase program for State Street Common Stock for use in employee benefit programs and for general corporate purposes. The program was first announced in 1995 and has been increased several times, most recently in December 2001. As of September 30, 2004, the number of shares purchased under the program aggregated 34,689,000, and authorization for the purchase of an additional 8,311,000 shares remained available for purchase under the program. State Street employs a third-party broker-dealer to acquire shares on the open market for the Corporation's stock purchase program. There were no shares purchased under the publicly-announced stock purchase program in the quarter ended September 30, 2004. Additionally, shares may be acquired in open market purchases by a third-party trustee for a consolidated trust for deferred compensation plans that are not part of the publicly-announced stock purchase program. There were no shares purchased by the trust in the quarter ended September 30, 2004. The following table discloses purchases of Common Stock by the Corporation and related information for the three months ended September 30, 2004:

(Shares in thousands)	Number of Shares Purchased	Average Price Per Share	Number of Shares Purchased Under Publicly- Announced Program	Maximum Number of Shares Yet to Be Purchased Under Program
July 1–July 31, 2004	—	$—	—	8,311
August 1–August 31, 2004	—	—	—	8,311
September 1–September 30, 2004	—	—	—	8,311

	—	—	—	8,311

ITEM 6.    EXHIBITS

Exhibit Number
10.1	Form of Performance Award agreement under the 1997 Equity Incentive Plan
10.2	Form of Performance Award deferral election agreement under the 1997 Equity Incentive Plan
10.3	Form of Non-Qualified Stock Option Award agreement under the 1997 Equity Incentive Plan
10.4	Form of Incentive Stock Option Award agreement under the 1997 Equity Incentive Plan
10.5	Form of Restricted Stock Award agreement under the 1997 Equity Incentive Plan
10.6	Form of Deferred Stock Award to Non-Employee Directors under the 1997 Equity Incentive Plan
12	Ratio of earnings to fixed charges
15	Letter regarding unaudited interim financial information
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STATE STREET CORPORATION
Date: November 5, 2004	By:	/s/ EDWARD J. RESCH Edward J. Resch, Executive Vice President and Chief Financial Officer
Date: November 5, 2004	By:	/s/ PAMELA D. GORMLEY Pamela D. Gormley, Executive Vice President and Controller

EXHIBIT INDEX

(filed herewith)

10.1	Form of Performance Award agreement under the 1997 Equity Incentive Plan
10.2	Form of Performance Award deferral election agreement under the 1997 Equity Incentive Plan
10.3	Form of Non-Qualified Stock Option Award agreement under the 1997 Equity Incentive Plan
10.4	Form of Incentive Stock Option Award agreement under the 1997 Equity Incentive Plan
10.5	Form of Restricted Stock Award agreement under the 1997 Equity Incentive Plan
10.6	Form of Deferred Stock Award to Non-Employee Directors under the 1997 Equity Incentive Plan
12	Ratio of earnings to fixed charges
15	Letter regarding unaudited interim financial information
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certifications

QuickLinks

Table of Contents
  PART I. ITEM 1. FINANCIAL STATEMENTS
  CONSOLIDATED STATEMENT OF INCOME—STATE STREET CORPORATION (UNAUDITED)
  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY—STATE STREET CORPORATION (UNAUDITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—STATE STREET CORPORATION (UNAUDITED)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
  PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
  ITEM 6. EXHIBITS
SIGNATURES
EXHIBIT INDEX