Form 10-K
period 2004-12-31
STATE STREET CORP
filed 2005-02-18
CIK 93751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __ to __

Commission File No. 0-5108

STATE STREET CORPORATION
(Exact name of registrant as specified in its charter)

Massachusetts	04-2456637
(State or other jurisdiction	(I.R.S. Employer
of incorporation)	Identification No.)

One Lincoln Street	02111
Boston, Massachusetts	(Zip Code)
(Address of principal executive office)
617-786-3000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of Each Class)	(Name of each exchange on which registered)

Common Stock, $1 par value	Boston Stock Exchange
Preferred share purchase rights	New York Stock Exchange
Pacific Stock Exchange
SPACESSM*	New York Stock Exchange
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates (persons other than directors and executive officers) computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2004) was $16,451,298,640.

The number of shares of the Registrant’s Common Stock outstanding on January 31, 2005 was 333,531,832.

Portions of the following documents are incorporated into the Parts of this Report on Form 10-K indicated below:

(1) The Registrant’s definitive Proxy Statement for the 2005 Annual Meeting to be filed pursuant to Regulation 14A on or before
      April 30, 2005 (Part III)

STATE STREET CORPORATION
FORM 10-K INDEX
For the Year Ended December 31, 2004

PART I

ITEM 1.	BUSINESS

State Street Corporation is a financial holding company organized under the laws of the Commonwealth of Massachusetts. State Street, through its subsidiaries, provides a full range of products and services for sophisticated investors worldwide.

The business of State Street Corporation and its subsidiaries (“State Street” or the “Corporation”) is further described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

State Street’s Internet website address is www.statestreet.com. State Street makes available on or through its Internet website, without charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports. These reports are made available on its website on the day such material is electronically filed with the Securities and Exchange Commission (“SEC”) or, if not reasonably practical on that day, on the first business day following electronic filing with the SEC.

State Street has adopted Corporate Governance Guidelines, as well as written charters for the Executive Committee, the Examining and Audit Committee, the Executive Compensation Committee, and the Nominating and Corporate Governance Committee of the Board of Directors, and a Code of Ethics for Financial Officers, a Standard of Conduct for Directors, and a Standard of Conduct for State Street employees. Each of these documents is posted on State Street’s website, and each is available in print to any stockholder who requests it by writing to the Office of the Secretary, State Street Corporation, One Lincoln Street, Boston, Massachusetts 02111.

GENERAL DEVELOPMENT OF BUSINESS

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

With $9.50 trillion of assets under custody and $1.35 trillion of assets under management at year-end 2004, State Street is a leading specialist in meeting the needs of sophisticated investors worldwide. Clients include mutual funds and other collective investment funds, corporate and public pension funds, investment managers, and others. For information as to the financial results of non-U.S. activities, refer to Note 25 that appears in the Notes to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data.”

Services are provided from 21 offices in the United States, and from offices in Australia, Austria, Belgium, Canada, Cayman Islands, Chile, France, Germany, Ireland, Italy, Japan, Luxembourg, Netherlands, Netherlands Antilles, New Zealand, People’s Republic of China, Singapore, South Africa, South Korea, Switzerland, Taiwan, Thailand, United Arab Emirates and the United Kingdom. State Street’s executive offices are located at One Lincoln Street, Boston, Massachusetts.

LINES OF BUSINESS

State Street reports two lines of business: Investment Servicing and Investment Management. In 2004, 84% of State Street’s total revenue comprised revenue from Investment Servicing. The remaining 16% comprised revenue from Investment Management. For additional information on State Street’s lines of business, see the discussion of “Lines of Business,” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 13 in the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.”

COMPETITION

State Street operates in a highly competitive environment in all areas of its business worldwide. State Street faces competition from other financial services institutions, deposit-taking institutions, investment management firms, insurance companies, mutual funds, broker/dealers, investment banking firms, benefits consultants, leasing companies, and business service and software companies. As State Street expands globally, it encounters additional sources of competition.

State Street believes there are certain key competitive considerations in these markets. These considerations include, for investment servicing: quality of service, economies of scale, technological expertise, quality and scope of sales and marketing, and price; and for investment management: expertise, experience, the availability of related service offerings, and price.

State Street’s competitive success will depend upon its ability to develop and market new and innovative services, to adopt or develop new technologies, to bring new services to market in a timely fashion at competitive prices, to continue and expand its relationships with existing clients and to attract new clients.

EMPLOYEES

At December 31, 2004, State Street had 19,668 employees, of whom 19,062 were full-time.

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

State Street has also elected to become a financial holding company (“FHC”), which reduces to some extent the restrictions on its activities. FHC status allows banks to associate or have management interlocks with business organizations engaged in securities activities. In order to maintain status as an FHC, each bank holding company’s depository subsidiaries must be well capitalized and well managed, and must meet Community Reinvestment Act obligations. Failure to maintain such standards may ultimately permit the Federal Reserve Board to take certain enforcement actions against such company.

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

Many aspects of State Street’s business are subject to regulation by other U.S. federal and state governmental and regulatory agencies and self-regulatory organizations (including securities exchanges), and by non-U.S. governmental and regulatory agencies and self-regulatory organizations. Aspects of State Street’s public disclosure, corporate governance principles, and internal control systems are subject to the Sarbanes-Oxley Act of 2002 and related regulations and rules of the SEC and the New York Stock Exchange (“NYSE”).

CAPITAL ADEQUACY

Bank holding companies, such as State Street, are subject to Federal Reserve Board minimum risk-based capital and leverage ratio guidelines. At December 31, 2004, State Street’s consolidated Tier 1 and total risk-based capital ratios were 13.3% and 14.7%, respectively. For further information as to the Corporation’s capital position and capital adequacy, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Capital,” and to Note 12 in the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.”

State Street Bank is subject to similar risk-based capital and leverage-ratio guidelines. State Street Bank exceeded the applicable minimum capital requirements as of December 31, 2004. For further information as to capital requirements, see Note 12 in the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.” Failure to meet capital requirements could subject the bank to a variety of enforcement actions, including the termination of deposit insurance by the Federal Deposit Insurance Corporation (the “FDIC”), and to certain restrictions on its business that are described further in this Regulation and Supervision section.

On June 26, 2004, the Basel Committee on Banking Supervision released the final version of its capital adequacy framework (“Basel II”). Basel II’s framework includes minimum capital requirements, including capital for operational risk. U.S. banking regulatory agencies must now apply international risk-based capital guidance to rules to be implemented in the U.S. The U.S. regulatory agencies are expected to release proposed new rules for comment by mid-2005, with the final version anticipated by mid-2006. The new rules, as applied in the U.S., are expected to become effective by January 1, 2007, subject to transitional implementation arrangements and will become fully operational by January 1, 2008. Mandatory compliance will be required for large, internationally-active U.S. institutions, such as State Street. In preparation for compliance, the Corporation has developed a comprehensive implementation program to monitor the status and progress of Basel II, and is in the process of implementing the requirements and assessing the potential impact of Basel II on the Corporation. At this time, the Corporation cannot predict the final form of the rules in the U.S., nor their impact on the Corporation’s risk-based capital.

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

State Street and its non-bank subsidiaries are affiliates of State Street Bank under the federal banking laws, which impose certain restrictions on transfers of funds in the form of loans, extensions of credit, investments or asset purchases from State Street Bank to State Street and its non-bank subsidiaries. Transfers of this kind to State Street and its non-bank subsidiaries by State Street Bank are limited to 10% of State Street Bank’s capital and surplus with respect to each affiliate and to 20% in the aggregate, and are subject to certain collateral requirements. A bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or lease or sale of property or furnishing of services. Federal law also provides that certain transactions with affiliates must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions involving other non-affiliated companies or, in the absence of comparable transactions, on terms and under circumstances, including credit standards, that in good faith would be offered to, or would apply to, non-affiliated companies. The Federal Reserve Board has jurisdiction to regulate the terms of certain debt issues of bank holding companies. Federal law provides as well for a depositor preference on amounts realized from the liquidation or other resolution of any depository institution insured by the FDIC.

State Street is subject to the USA PATRIOT Act of 2001, which contains anti-money laundering and financial transparency laws and requires implementation of regulations applicable to financial services companies, including standards for verifying client identification and monitoring client transactions and detecting and reporting suspicious activities. Anti-money laundering laws outside the U.S. contain similar requirements.

A State Street subsidiary is registered as an investment adviser with the SEC. State Street’s U.S. broker-dealer subsidiary is subject to regulation by the SEC (including under the SEC’s net capital rule) and is a member of the National Association of Securities Dealers, a self-regulatory organization. Many aspects of State Street’s investment management activities are subject to federal and state laws and regulations primarily intended to benefit the investment product holder. These laws and regulations generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict State Street from carrying on its investment management activities in the event that it fails to comply with such laws and regulations, and examination authority. State Street’s business relating to investment management and trusteeship of collective trust funds and separate accounts offered to employee benefit plans subject to ERISA are subject to regulation by the U.S. Department of Labor.

State Street’s business, including investment management and securities and futures businesses, are also regulated extensively by non-U.S. governments, securities exchanges, self-regulatory organizations, central banks, and regulatory bodies, especially in those jurisdictions in which State Street maintains an office. For instance, the Financial Services Authority, the London Stock Exchange, and the Euronext.liffe regulate activities in the United Kingdom; the Deutsche Borse AG and the Federal Financial Supervisory Authority regulate activities in the Federal Republic of Germany; and the Financial Services Agency, the Bank of Japan, the Japanese Securities Dealers Association and several Japanese securities and futures exchanges, including the Tokyo Stock Exchange, regulate activities in Japan.

State Street has established policies, procedures, and systems designed to comply with these requirements. However, as a global financial services institution, State Street faces complexity and costs in its worldwide compliance efforts.

Most of State Street’s international operations are conducted pursuant to Federal Reserve Board Regulation K through State Street Bank’s Edge corporation subsidiary or through international branches of State Street Bank. An Edge corporation is a corporation organized under federal law that, in general, conducts foreign business activities. With prior approval of the Federal Reserve Board, State Street Bank may invest up to 20% of its capital and surplus in Edge Act and Agreement corporation subsidiaries. In connection with its investing activities in 2004, State Street Bank received approval to invest 10% of capital and surplus plus $325 million, which is less than the maximum 20% permitted by law.

State Street historically has generally invested abroad through its Edge corporation subsidiaries. However, under Federal Reserve Board Regulation Y, State Street may continue to make new investments abroad directly (through the parent company or through direct, non-bank subsidiaries of the parent company) or through international bank branch expansion without being subject to the 20% investment limitation for Edge corporation subsidiaries. State Street cannot predict with certainty the impact on the pace of its future international expansion with respect to the Edge corporation subsidiary investment limitation. Nonetheless, in light of available alternatives, State Street does not believe that the Edge corporation subsidiary investment limitation will materially limit its ability to expand internationally.

SUPPORT OF SUBSIDIARY BANKS

Under Federal Reserve Board policy, a bank holding company is required to act as a source of financial and managerial strength to its subsidiary banks. Under this policy, State Street is expected to commit resources to its subsidiary banks in circumstances where it might not do so absent such policy. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and will be entitled to a priority payment.

ECONOMIC CONDITIONS AND GOVERNMENT POLICIES

Economic policies of the U.S. government and its agencies influence the operating environment of State Street. Monetary policy conducted by the Federal Reserve Board directly affects the level of interest rates, which may impact overall credit conditions of the economy. Policy is applied by the Federal Reserve Board through open market operations in U.S. government securities, changes in reserve requirements for depository institutions, and changes in the discount rate and availability of borrowing from the Federal Reserve. Government regulation of banks and bank holding companies is intended primarily for the protection of depositors of the banks, rather than for the stockholders of the institutions.

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

ITEM 2.	PROPERTIES

State Street’s headquarters are located at the State Street Financial Center, One Lincoln Street, Boston, Massachusetts, a 36-story office building which was completed in 2003. State Street has leased the entire 1,025,000 square feet of this building for an initial term of 20 years. Annual lease payments of approximately $64 million (including assessments for real estate taxes and operating expenses) commenced upon occupancy, a portion of which may be offset by sublease revenue. State Street anticipates utilizing a substantial portion of the leased space for headquarters, office, and operational facilities. As State Street realigns its real estate portfolio and seeks to eliminate excess space, subleases may be entered into for a portion of this property. State Street also leases the entire 366,000-square-foot garage at One Lincoln Street. Annual lease payments and operating expenses for the garage are approximately $4 million (including assessments for real estate taxes and operating expenses).

State Street also leases approximately 54% of the 916,000 square feet of space in the State Street Bank Building, a 34-story office building at 225 Franklin Street, Boston, Massachusetts, which was built in 1965. Of the space leased by State Street, approximately 15% is currently sublet to unaffiliated parties. The initial lease term was 30 years, with two successive extension options of 20 years at negotiated rental rates. State Street exercised the first of these two options, which became effective on

January 1, 1996 for a term of 20 years. Annual lease payments are approximately $23 million (including assessments for real estate taxes and operating expenses), a portion of which will be offset by sublease revenue.

State Street owns two buildings located in Quincy, a city south of Boston. The buildings, containing a total of approximately 822,000 square feet, function as State Street Bank’s principal operations facilities. Additionally, State Street owns a 92,000-square-foot building in Westborough, Massachusetts, and a 138,000-square-foot building in Grafton, Massachusetts, each of which is used as a data center. The remaining offices and facilities of State Street and its subsidiaries around the world are leased.

As of December 31, 2004, the aggregate mortgage and lease payments, net of sublease revenue, payable within one year amounted to $183 million, plus assessments for real estate taxes, cleaning, and operating expenses.

For additional information relating to premises, see Note 5 in the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.”

ITEM 3.	LEGAL PROCEEDINGS

State Street and its subsidiaries are broadly involved with the securities industry, including in particular the mutual fund industry. Securities industry practices and the mutual fund industry in the U.S. continue to be the subject of intense regulatory, governmental, and public scrutiny. The Corporation has received various regulatory and governmental inquiries and agencies have sought information from State Street in connection with investigations relating, among other things, to market timing, late trading, and securities lending, and State Street continues to respond to the various requests.

In September 2003, the SEC disseminated letters throughout the securities industry requesting information about market timing and late trading activities. State Street responded to that request and since then, has engaged in exchanges of requests and information with the SEC on the subjects. Other regulatory agencies, including the U.S. Department of Labor (the “DOL”), have also distributed broad requests for information relating to market timing and late trading activities, and the SEC has also distributed broad requests for information on other industry-wide subjects, including securities lending practices. In March 2004, the Corporation and certain of its subsidiaries received subpoenas from the SEC seeking additional information relating to market timing and late trading activities. State Street continues to respond to the subpoenas from the SEC and to examinations, inquiries, and requests for information from the SEC, the DOL, and other regulatory, governmental and law enforcement agencies, relating to several facets of the securities industry, including in particular mutual fund-related matters.

State Street is subject to pending and threatened legal actions that arise in the normal course of business. In the opinion of management, after discussion with counsel, these can be successfully defended or resolved without a material adverse effect on State Street’s financial position or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with regard to each executive officer of State Street. As used herein, the term “executive officer” corresponds to those positions designated as such for SEC and Internal Revenue Service purposes.

Name	Age	Position	Year Elected (1)

Ronald E. Logue	59	Chairman and Chief Executive Officer	2004
Joseph C. Antonellis	51	Executive Vice President and Chief Information Officer	1999/2002
Joseph W. Chow	52	Executive Vice President	1996
Charles C. Cutrell, III	50	Executive Vice President, Secretary and General Counsel	2004
Luis J. de Ocejo	53	Executive Vice President	2001
Pamela D. Gormley	56	Executive Vice President and Corporate Controller	2004
Joseph L. Hooley	47	Executive Vice President	2000
William W. Hunt	42	Executive Vice President; President and Chief Executive Officer, State Street Global Advisors	2001/2005
Edward J. O’Brien	50	Executive Vice President and Treasurer	2001/2005
Edward J. Resch	52	Executive Vice President and Chief Financial Officer	2002
Stanley W. Shelton	50	Executive Vice President	1995

(1)

For officers where two years are listed, the first year indicates the year they were elected as executive vice president, and the second year indicates the year that they received the additional title as it appears in the table, if different from the year elected executive vice president.

All executive officers are elected by the Board of Directors. The Chairman and Treasurer have been elected to hold office until the next annual meeting of stockholders or until their successors are chosen and qualified. Other executive officers hold office at the discretion of the Board. There are no family relationships among any of the directors and executive officers of State Street. All of the executive officers have been officers of State Street for five years or more, with the exception of Ms. Gormley and Messrs. de Ocejo and Resch. Mr. Chow, who first joined State Street in 1990, left the Corporation in August 2003 and returned in July 2004.

Mr. de Ocejo was hired as an executive officer of State Street in 2001. Prior to joining State Street, he served as Senior Vice President, Human Resources & Corporate Affairs for The Pillsbury Company, a global consumer products company based in Minneapolis. Prior to Pillsbury, he was Director of Human Resources Development; at Diageo PLC in London (parent company of Pillsbury); Vice President, Human Resources Development, International Distillers & Vintners; and Director, Human Resources Administration, at Aetna Life Insurance and Annuity Company.

Ms. Gormley was hired as an executive officer of State Street in 2004. Prior to joining State Street, she served as executive vice president and corporate controller for FleetBoston Financial Corporation, a major multi-national bank based in Boston, Massachusetts. Prior to that, she held senior positions at Cleveland-based KeyCorp, and at U.S. Bancorp in Portland, Oregon.

Mr. Resch was hired as an executive officer of State Street in 2002. Prior to joining State Street, he was managing director and chief financial officer of Pershing, LLC, a subsidiary of Credit Suisse First Boston Corporation, which provides brokerage processing and investment services. Prior to that, he served as managing director and chief accounting officer at Donaldson, Lufkin & Jenrette, Inc.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR REGISTRANT’S COMMON EQUITY

State Street’s Common Stock is listed on the New York, Boston and Pacific Stock Exchanges, under the ticker symbol STT. There were 4,688 stockholders of record at December 31, 2004.

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

RELATED STOCKHOLDER MATTERS

As a bank holding company, State Street Corporation is a legal entity separate and distinct from State Street Bank and its non-bank subsidiaries. The right of State Street Corporation to participate as a stockholder in any distribution of assets of State Street Bank upon its liquidation or reorganization or otherwise is subject to the prior claims by creditors of State Street Bank, including obligations for federal funds purchased and securities sold under repurchase agreements and deposit liabilities. Payment of dividends by State Street Bank is subject to provisions of the Massachusetts banking law, which provide that dividends may be paid out of net profits provided (i) capital stock and surplus remain unimpaired, (ii) dividend and retirement fund requirements of any preferred stock have been met, (iii) surplus equals or exceeds capital stock, and (iv) losses and bad debts, as defined, in excess of reserves specifically established for such losses and bad debts, have been deducted from net profits. Under the Federal Reserve Act, the approval of the Board of Governors of the Federal Reserve System would be required if dividends declared by State Street Bank in any year would exceed the total of its net profits for that year combined with retained net profits for the preceding two years, less any required transfers to surplus. Under applicable federal and state law restrictions, at December 31, 2004, State Street Bank had $1.69 billion of retained earnings available for distribution to State Street in the form of dividends. Future dividend payments of State Street Bank and non-bank subsidiaries cannot be determined at this time.

ISSUER PURCHASES OF EQUITY SECURITIES

State Street’s Board of Directors has authorized a publicly-announced stock purchase program for State Street Common Stock, which was first authorized by the Board in 1995, and subsequently increased several times, most recently in 2001. Under the 1995 program, Common Stock of the Corporation was authorized for purchase for use in employee benefit programs and for general corporate purposes. The remaining number of shares authorized for purchase under this program was 4.260 million shares as of December 31, 2004.

This 1995 stock purchase program was terminated by action of the Board effective February 17, 2005. In its place, State Street’s Board of Directors has authorized a new publicly-announced stock purchase program for State Street Common Stock for use in employee benefit programs and for other corporate purposes. The number of shares authorized for purchase under this new program is 15 million. As of the date of filing of this report on Form 10-K, no shares had been purchased under the new program and all 15 million shares remained available for purchase.

State Street employs third-party broker-dealers to acquire shares on the open market for the Corporation’s publicly-announced stock purchase program.

Additionally, shares may be acquired by a consolidated trust for other deferred compensation plans, held by an external trustee, that are not part of either of the publicly-announced stock purchase programs. Such shares are purchased in open-market transactions by the trustee. There were 2,000 shares purchased by the trust in the quarter ended December 31, 2004.

The following table discloses purchases of Common Stock and related information for the three months ended December 31, 2004:

	Number of Shares Purchased		Average Price Per Share	Number of Shares Purchased Under Publicly- Announced Program(1)	Maximum Number of Shares Yet to Be Purchased Under Publicly- Announced Program(2)

(Shares in thousands)

October 1 – October 31, 2004	3,235		$42.79	3,235	5,075
November 1 – November 30, 2004	767	(3)	45.54	765	4,310
December 1 – December 31, 2004	50		47.78	50	4,260

Total	4,052			4,050	4,260

(1)

The 1995 stock purchase program has been terminated at February 17, 2005, and no further shares may be purchased under that program. In its place, the Corporation has adopted the 2005 program, but no shares were purchased under the 2005 program during the periods included in the table.

(2)

The 1995 stock purchase program has been terminated at February 17, 2005, and no further shares may be purchased under that program. In its place, the Corporation has adopted the 2005 program, under which an aggregate of 15 million shares are currently authorized for purchase.

(3)

Includes 2,000 shares purchased in open-market transactions during the period by an independent agent in connection with a consolidated trust for deferred compensation plans of the Corporation, not part of the publicly-announced stock purchase program.

ITEM 6.	SELECTED FINANCIAL DATA

	2004	2003	2002	2001	2000

(Dollars in millions, except per share data)

YEARS ENDED DECEMBER 31,
Fee Revenue:
Servicing fees	$2,263	$1,950	$1,531	$1,433	$1,298
Management fees	623	533	485	459	541
Securities lending	259	245	226	272	192
Foreign exchange trading	420	391	300	368	387
Brokerage fees	155	122	124	89	95
Processing fees and other	328	315	184	148	177

Total fee revenue	4,048	3,556	2,850	2,769	2,690

Net Interest Revenue:
Interest revenue	1,787	1,539	1,974	2,855	3,256
Interest expense	928	729	995	1,830	2,362

Net interest revenue	859	810	979	1,025	894
Provision for loan losses	(18)	—	4	10	9

Net interest revenue after provision for loan losses	877	810	975	1,015	885
Gain on the sales of available-for-sale investment securities, net	26	23	76	43	2
Gain on the sale of the Private Asset Management business, net of exit and other associated costs	—	285	—	—	—
Gain on the sale of the Corporate Trust business, net of exit and other associated costs	—	60	495	—	—

Total revenue	4,951	4,734	4,396	3,827	3,577

Operating Expenses:
Salaries and employee benefits	1,957	1,731	1,654	1,663	1,524
Information systems and communications	527	551	373	365	305
Transaction processing services	398	314	246	247	268
Occupancy	363	300	246	229	201
Merger, integration and divestiture costs	62	110	—	—	—
Restructuring costs	21	296	20	—	—
Other	431	320	302	393	373

Total operating expenses	3,759	3,622	2,841	2,897	2,671

Income before income tax expense	1,192	1,112	1,555	930	906
Income tax expense	394	390	540	302	311

Net income	$798	$722	$1,015	$628	$595

Earnings Per Share:
Basic	$2.38	$2.18	$3.14	$1.94	$1.85
Diluted	2.35	2.15	3.10	1.90	1.81

Cash dividends declared per share	.640	.560	.480	.405	.345
Return on equity	13.3%	13.9%	24.1%	17.3%	20.3%

AS OF DECEMBER 31,
Total assets	$94,040	$87,534	$85,794	$69,850	$69,298
Long-term debt	2,458	2,222	1,270	1,217	1,219
Stockholders’ equity	6,159	5,747	4,787	3,845	3,262
Closing price per share of common stock	49.12	52.08	39.00	52.25	62.11

Number of employees	19,668	19,850	19,501	19,753	17,604

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SUMMARY

BUSINESS SUMMARY

State Street Corporation (“State Street” or “the Corporation”) is focused on meeting the needs of sophisticated investors worldwide by providing a complete, integrated range of products and services. State Street’s employees are focused on providing excellent client service and enhancing total client relationships. State Street experiences a high rate of recurring revenue, continues to generate significant new business from its existing client base, and achieves significant cross-selling revenue. This approach contributed to a year-over-year growth in servicing fees in 2004 of 16%, and a year-over-year growth in management fees of 17%. While most of State Street’s client services generate servicing or management fees, clients use a variety of other services, including securities lending and foreign exchange trading and cash management services. State Street remains focused on increasing total revenue. At December 31, 2004, assets under custody totaled $9.50 trillion and assets under management totaled $1.35 trillion.

In 2004, State Street focused on three key business themes. First was continued global growth and integration of a substantial portion of the Global Securities Services (“GSS”) business acquired in 2003 from Deutsche Bank AG. The acquisition of the GSS business was transformational for State Street. Through this acquisition, State Street added approximately $2.10 trillion to assets under custody and acquired depotbank services and additional fund administration and securities lending business. With the addition of the GSS business, State Street became a leading provider of custody and custody-related services in Europe. The GSS business served investment managers, private and public pension funds and insurance companies in 92 geographic markets. To date, State Street has completed substantially all client conversions, with the exception of Germany, which will be completed in 2005. State Street’s expanded global presence helped to generate new business from new and existing customers and fee revenue growth.

Second, State Street heightened its focus on institutional investors and streamlined businesses or groups that did not offer the desired scale or profitability. Third, the Corporation implemented more rigorous cost cutting and expense management policies to adapt to the realities of a less robust economy.

In 2003, State Street completed several initiatives that had a significant impact on 2004 results. In addition to completing the acquisition of the GSS business and integrating a major portion of that acquisition into its business, State Street completed an expense reduction program, including a major restructuring of its staffing levels, resulting in the net reduction of approximately 2,000 positions. Furthermore, in the fourth quarter of 2003, State Street completed the sale of its Private Asset Management business.

State Street continues to maintain a substantial market share in U.S. pension plans and mutual fund servicing, while continuing to invest in developing businesses and growing its business globally. Investments continue to be made in developing businesses that offer outsourcing of middle- and back-office services, services for alternative investments such as hedge funds, electronic foreign exchange and equity execution supported by analysis and data analytics, and enhanced-index investment management strategies.

In summary, State Street’s investment servicing and investment management businesses showed solid growth during 2004. Revenue growth, increased market share in certain key markets and the successful conversion of the GSS business were achieved in a challenging interest rate and competitive pricing environment and resulted in diluted earnings per share of $2.35 in 2004.

SUPPLEMENTAL FINANCIAL OPERATING RESULTS

SUPPLEMENTAL FINANCIAL INFORMATION — OPERATING RESULTS

State Street prepares its reported Consolidated Statement of Income in accordance with accounting principles generally accepted in the United States (GAAP). In order to provide information on a comparable basis from period to period and assist stockholders, analysts, other external parties and management in analyzing financial results and trends of ongoing businesses and operations, State Street presents supplemental financial information on an “operating” basis. Operating basis results are based on GAAP (“reported”) results, excluding the impact of significant non-recurring transactions and activities, presented on a taxable-equivalent basis. The Corporation believes that such supplemental non-GAAP financial information facilitates an understanding and analysis of State Street’s ongoing activities and provides financial information in a format that presents comparable financial trends.

Operating results for 2004 exclude merger and integration costs related to the GSS acquisition. For 2003, operating results exclude the gain on the sale and operations prior to divestiture of the Private Asset Management business; the gain on the sale of the Corporate Trust business; merger, integration, divestiture and restructuring costs; a loss on real estate sold; and the settlement of a Massachusetts tax matter.

The tables that follow present:

•	2004 Reported Results and Non-GAAP Measures

•	2003 Reported Results and Non-GAAP Measures

•	Comparison of 2004 Operating Results to 2003 Operating Results

•	Reconciliation of Reported Results to Non-GAAP Measures

2004 REPORTED RESULTS AND NON-GAAP MEASURES

		|	Non-GAAP Measures Defined By State Street			|
	Reported Results	Other			Operating Results

(Dollars in millions, except per share data)
Year ended December 31, 2004

Fee Revenue:
Servicing fees	$2,263				$2,263
Management fees	623				623
Securities lending	259				259
Foreign exchange trading	420				420
Brokerage fees	155				155
Processing fees and other	328				328

Total fee revenue	4,048				4,048

Net Interest Revenue:
Interest revenue	1,787		$45	(1)	1,832
Interest expense	928		—		928

Net interest revenue	859		45		904
Provision for loan losses	(18)		—		(18)

Net interest revenue after provision for loan losses	877		45		922
Gain on the sales of available-for-sale investment securities, net	26		—		26

Total revenue	4,951		45		4,996

Operating Expenses:
Salaries and employee benefits	1,957		—		1,957
Information systems and communications	527		—		527
Transaction processing services	398		—		398
Occupancy	363		—		363
Merger and integration costs	62		(62	)(2)	—
Restructuring costs	21		—		21
Other	431		—		431

Total operating expenses	3,759		(62)		3,697

Income before income tax expense	1,192		107		1,299
Income tax expense	394		21	(3)	415
Taxable-equivalent adjustment	—		45	(1)	45

Net income	$798		$41		$839

Diluted earnings per share	$2.35		$.12		$2.47

(1)	Taxable-equivalent adjustment not included in reported results
(2)	Merger and integration costs associated with the acquisition on January 31, 2003, of the GSS business
(3)	Tax benefit associated with merger and integration costs

2003 REPORTED RESULTS AND NON-GAAP MEASURES

		|	Non-GAAP Measures Defined By State Street				|
	Reported Results		PAM(1)	Other		Operating Results

(Dollars in millions, except per share data)
Year ended December 31, 2003

Fee Revenue:
Servicing fees	$1,950					$1,950
Management fees	533		$(59)			474
Securities lending	245		—			245
Foreign exchange trading	391		—			391
Brokerage fees	122		—			122
Processing fees and other	315		(1)	$13	(2)	327

Total fee revenue	3,556		(60)	13		3,509

Net Interest Revenue:
Interest revenue	1,539		—	51	(3)	1,590
Interest expense	729		—	—		729

Net interest revenue	810		—	51		861
Provision for loan losses	—		—	—		—

Net interest revenue after provision for loan losses	810		—	51		861
Gain on the sales of available-for-sale investment securities, net	23		—	—		23
Gain on the sale of the Private Asset Management business, net of exit and other associated costs	285		—	(285)		—
Gain on the sale of the Corporate Trust business, net of associated costs	60		—	(60)		—

Total revenue	4,734		(60)	(281)		4,393

Operating Expenses:
Salaries and employee benefits	1,731		(19)	—		1,712
Information systems and communications	551		(1)	—		550
Transaction processing services	314		(1)	—		313
Occupancy	300		(5)	—		295
Merger, integration and divestiture costs	110		—	(110	)(4)	—
Restructuring costs	296		—	(296	)(5)	—
Other	320		(11)	—		309

Total operating expenses	3,622		(37)	(406)		3,179

Income before income tax expenses	1,112		(23)	125		1,214
Income tax expense	390		(8)	13	(6)	395
Taxable-equivalent adjustment	—		—	51	(3)	51

Net income	$722		$(15)	$61		$768

Diluted earnings per share	$2.15		$(.04)	$.18		$2.29

(1)			Revenue and expenses of the Private Asset Management business prior to divestiture on October 31, 2003
(2)			Represents a loss on the sale of certain real estate
(3)			Taxable-equivalent adjustment not included in reported results
(4)			Merger and integration charges of $103 million related to the GSS acquisition and $7 million of divestiture costs related to the sale of the Private Asset Management business
(5)			Restructuring costs related to the voluntary separation program in the second quarter of 2003
(6)			Reflects the settlement of a Massachusetts tax matter ($12 million tax expense) as well as the tax benefit related to the net of all non-operating gains and charges

COMPARISON OF 2004 OPERATING RESULTS TO 2003 OPERATING RESULTS

OPERATING RESULTS — A NON-GAAP MEASURE DEFINED BY STATE STREET	2004	2003	$ Change	% Change
(Dollars in millions, except per share data)
Years ended December 31,

Operating Fee Revenue:
Servicing fees	$2,263	$1,950	$313	16%
Management fees	623	474	149	31
Securities lending	259	245	14	6
Foreign exchange trading	420	391	29	7
Brokerage fees	155	122	33	27
Processing fees and other	328	327	1	—

Total operating fee revenue	4,048	3,509	539	15

Operating Net Interest Revenue:
Interest revenue	1,832	1,590	242
Interest expense	928	729	199

Net interest revenue – taxable equivalent	904	861	43	5
Provision for loan losses	(18)	—	(18)

Net interest revenue after provision for loan losses	922	861	61	7
Gain on the sales of available-for-sale investment securities, net	26	23	3	13

Total operating revenue	4,996	4,393	603	14

Operating-Basis Operating Expenses:
Salaries and employee benefits	1,957	1,712	245	14
Information systems and communications	527	550	(23)	(4)
Transaction processing services	398	313	85	27
Occupancy	363	295	68	23
Restructuring costs	21	—	21	—
Other	431	309	122	39

Total operating-basis operating expenses	3,697	3,179	518	16

Operating income before income tax expense	1,299	1,214	85	7
Operating income tax expense	415	395	20
Taxable-equivalent adjustment	45	51	(6)

Net operating income	$839	$768	$71	9

Operating diluted earnings per share	$2.47	$2.29	$.18	8

RECONCILIATION OF REPORTED RESULTS TO NON-GAAP MEASURES

	Total Revenue	Total Operating Expenses	Income Before Income Tax Expense	Income Tax Expense (Benefit)	Net Income	Earnings Per Share

(Dollars in millions, except per share data)

Year Ended December 31, 2004
Reported results – GAAP	$4,951	$3,759	$1,192	$394	$798	$2.35

Non-operating business activities:
Merger and integration costs	—	(62)	62	21	41.12

Total non-operating business activities	—	(62)	62	21	41.12
Taxable-equivalent adjustment	45	—	45	45	—	—

Operating results(1)	$4,996	$3,697	$1,299	$460	$839	$2.47

Year Ended December 31, 2003
Reported results – GAAP	$4,734	$3,622	$1,112	$390	$722	$2.15
Results of the Private Asset Management business prior to divestiture	(60)	(37)	(23)	(8)	(15)	(.04)

Non-operating business activities:
Gain on the sale of the Private Asset Management business, net of exit and other associated costs	(285)	—	(285)	(97)	(188)	(.56)
Gain on the sale of the Corporate Trust business, net of associated costs	(60)	—	(60)	(20)	(40)	(.12)
Loss on the sale of certain real state	13	—	13	5	8.02
Restructuring costs	—	(296)	296	101	195.58
Merger, integration and divestiture costs	—	(110)	110	37	73.22
Settlement of a Massachusetts tax matter	—	—	—	(13)	13.04

Total non-operating business activities	(332)	(406)	74	13	61.18
Taxable-equivalent adjustment	51	—	51	51	—	—

Operating results(1)	$4,393	$3,179	$1,214	$446	$768	$2.29

(1)	A non-GAAP measure defined by State Street

FINANCIAL SUMMARY

EARNINGS PER SHARE

State Street’s reported fully-diluted earnings per share were $2.35 in 2004, up $.20 from $2.15 in 2003.

As detailed in the preceding supplemental financial information, the results for 2004 included a reduction of $.12 per share for merger and integration charges.

In 2003, merger and integration charges, restructuring charges, and other charges totaled to a pre-tax charge of $419 million, or $.82 per share, as well as a $.04 reduction in earnings per share due to the settlement of a state tax issue. Somewhat offsetting these charges, 2003 results included gains of $345 million, or $.68 per share, on the sale of two businesses and $23 million, or $.04 per share, from the related operating results. Combined, these items resulted in a net $.14 loss per share in 2003.

On an operating basis, excluding the aforementioned non-operating gains and charges and results of a divested business, earnings per share in 2004 were $2.47 compared with $2.29 in 2003, an increase of $.18 per share, or 8%, largely driven by the gains in servicing and management fees and economies of scale achieved in the GSS business.

NET INCOME

Net income for 2004 was $798 million, up $76 million from net income of $722 million in 2003.

As detailed in the preceding supplemental financial information and above, reported net income for 2004 included the net after-tax impact of merger and integration costs that decreased 2004 net income by $41 million. Net income for 2003 included the net after-tax impact of non-operating transactions and activities that decreased 2003 net income by $46 million. On an operating basis, net income in 2004 was $839 million compared with $768 million in 2003, an increase of $71 million, or 9%.

REVENUE

The Corporation’s total reported revenue in 2004 was $4.95 billion, an increase of $217 million from total revenue of $4.73 billion in 2003. Revenue in 2003 included a net $345 million for gains on the sales of divested businesses and $60 million of revenue from a divested business prior to divestiture, and the loss of $13 million on the sale of certain real estate. Total operating revenue in 2004 was $5.00 billion, an increase of $603 million from operating revenue of $4.39 billion in 2003.

Total operating revenue growth from 2003 reflected growth in all revenue lines, particularly in servicing and management fees, brokerage fees and net interest revenue.

Servicing fees for 2004 of $2.26 billion were up $313 million from 2003. The increase was attributable to higher equity market valuations and new business from existing and new clients. Assets under custody increased to $9.50 trillion, up $127 billion from $9.37 trillion a year ago.

Management fees of $623 million in 2004 were up $90 million from $533 million in the prior year. Management fees for 2003 included $59 million from the divested Private Asset Management business. On an operating basis, management fees were up $149 million, reflecting continued new business success and higher average month-end equity market valuations. Assets under management increased to $1.35 trillion, up $248 billion from $1.11 trillion a year ago.

Securities lending fee revenue was $259 million in 2004, an improvement of $14 million from $245 million in 2003, benefiting from an increase in transaction volume.

Foreign exchange trading revenue was $420 million, up $29 million compared to $391 million a year ago, reflecting a higher number of customer trades and higher currency volatility in the currencies in which State Street trades.

Brokerage fees in 2004 were $155 million, a record high compared with $122 million in 2003, due to increased transition management and a stronger trading market.

Processing fees and other revenue was $328 million in 2004, compared with $315 million in 2003, an increase of $13 million. Growth in processing fees and other revenue reflected improved earnings from unconsolidated affiliates and trading account profits, offset largely by a reduction in payments made by Deutsche Bank in consideration of net interest revenue earned from GSS client deposits held by Deutsche Bank until customers and their related deposits were converted to State Street systems.

Net interest revenue in 2004 was $859 million, an increase of $49 million from $810 million in 2003, due to an increase in the average balance sheet driven by a higher level of customer deposits, including the conversion of GSS clients, somewhat offset by lower interest rate spreads. In addition, State Street reduced the loan loss provision by $18 million in 2004 due to reduced credit exposure and improved credit quality.

OPERATING EXPENSES

Operating expenses were $3.76 billion in 2004, up $137 million from 2003. Operating expenses in 2004 included $62 million in merger and integration costs, compared with $110 million of merger, integration and divestiture costs in 2003. In addition, operating expenses in 2003 included $296 million related to the 2003 expense reduction initiative that reduced direct controllable expenses and salaries and benefits expense through a voluntary separation program, accepted by approximately 3,000 people, primarily in the United States. After refilling some of those positions, State Street was able to reduce its workforce by approximately 2,000 positions as a result of this voluntary separation program. On an operating basis, total operating expenses in 2004 were $3.70 billion, up $518 million, or 16%, from $3.18 billion in 2003. Expense growth in 2004 was driven by higher salaries and employee benefits expense, primarily incentive compensation, higher transaction processing expenses related to higher transaction volume, a fourth-quarter 2004 restructuring charge and higher occupancy and other costs including professional fees.

GSS CONTRIBUTION

In 2004, the GSS business accounted for $606 million of revenue and $501 million of expenses, compared with $573 million of revenue and $517 million of expenses in 2003. State Street achieved significant cost reductions and economies of scale in the second year of operation and substantially met financial goals established at the time of the acquisition. The financial results of the GSS business included financing costs and amortization expense related to acquired software and intangibles. When combined with financial results from the additional out-of-scope business obtained from the relationship with Deutsche Asset Management, and excluding related merger and integration costs, the GSS business contributed $.10 to earnings per share in 2004, compared with $.01 per share in 2003. Merger and integration costs were $62 million in 2004, compared with $103 million in 2003.

FINANCIAL GOALS

In late 2004, State Street announced financial goals for the Corporation for 2005 and beyond. The goals are (1) annual growth in operating earnings per share of 10% to 15%, (2) annual operating revenue growth of 8% to 12%, and (3) annual operating return on stockholders’ equity of 14% to 17%.

To reach these goals, State Street will focus on balance sheet management and is taking near-term steps to better align expenses with revenue, including streamlining certain business units, modifying the Corporation’s incentive compensation plans and realigning State Street’s real estate portfolio. While State Street does not provide specific future earnings guidance, the Corporation expects 2005 operating results to be in the lower end of the range for the operating revenue and earnings per share goals.

Reported return on stockholders’ equity (“ROE”) (calculated from reported net income and consolidated average equity) for 2004 was 13.3% compared to 13.9% in 2003. Operating ROE was 14.0% in 2004, compared to 14.8% in 2003.

REVENUE

State Street is focused on maintaining its position as one of the world’s leading specialists in servicing collective funds, mutual funds and pension plans. Over the past five years, State Street has made great strides in gaining business outside the United States. In 2004, non-U.S. revenue was approximately 37% of total revenue, compared with 27% in 1999. State Street provides reliable, easy-to-integrate investment services that are global and enable our clients to develop and launch competitive new investment products, as well as providing active, enhanced and passive investment management products and strategies.

The Corporation provides fund accounting, custody, investment management, securities lending, transfer agency services, hedge fund services, and operations outsourcing for investment managers. These services support the complex financial strategies and transactions of our clients worldwide, in any time zone across multiple currencies. Focus on the total needs of the client allows State Street to develop active, long-term relationships that result in high client retention, cross-selling opportunities and recurring revenue.

The servicing markets in which State Street competes are very price competitive, and State Street remains focused on winning and retaining client business. This focus requires a strong commitment to clients while constantly working toward providing services at lower unit costs.

State Street’s broad range of services result in fee revenue and net interest revenue. Fee revenue generated by investment servicing and management is augmented by securities lending revenue. The global nature of our clients and the world financial markets generates foreign currency transaction volumes, which in turn, generate opportunities for foreign exchange trading revenue. Transaction flows also generate the need for brokerage services provided by State Street.

State Street earns net interest revenue from client deposits and short-term investment activities. State Street provides deposit services, and short-term investment vehicles such as repurchase agreements and commercial paper to meet clients’ needs for high-grade liquid investments. These sources of funds and additional borrowings are invested in assets yielding a higher rate, generating an interest rate margin for State Street.

FEE REVENUE

Total fee revenue was $4.05 billion in 2004, compared to $3.56 billion in 2003, an increase of $492 million. Revenue for 2003 included $60 million of fee revenue from the divested Private Asset Management (“PAM”) business and a loss on certain real estate sold of $13 million. Excluding these items from 2003 fee revenue, fee revenue increased $539 million, or 15%, on an operating basis.

Servicing and management fees are the largest components of fee revenue. Combined, they comprise approximately 70% of State Street’s total fee revenue. Servicing fees increased 16% over 2003 due to higher equity market valuations and new business from existing and new clients. Management fees increased 31% on an operating basis on the strength of new business and higher equity market valuations.

Servicing and management fees are a function of several factors, including the mix and volume of assets under custody and assets under management, securities positions held, and volume of portfolio transactions, as well as the types of products and services used by clients. Servicing and management fees are affected by changes in worldwide equity and fixed income valuations. In general, servicing fees are affected by changes in daily average valuations of assets under custody, while management fees are affected by changes in month-end valuations of assets under management. However, additional factors such as transaction volumes, balance credits, customer minimum balances and other factors may have a significant impact on revenue. Management fee revenue is more sensitive to market valuations than servicing fee revenue. State Street estimates, assuming all other factors remain constant, that a 10% increase or decrease in worldwide equity values would result in a corresponding change in State Street’s total revenue of approximately 2%. If fixed income security values were to increase or decrease by 10%, State Street would anticipate a corresponding change of approximately 1% in its total revenue.

The following table provides selected equity market indices, which demonstrate worldwide equity market valuation changes:

	|	Daily Averages of Indices			|	Average of Month-End Indices			|
INDEX		2004	2003	Change		2004	2003	Change

S&P 500®		1130.6	965.2	17%		1134.0	967.9	17%
NASDAQ®		1986.5	1647.2	21		1992.9	1659.2	20
MSCI® EAFE		1337.5	1041.2	28		1344.2	1044.3	29

The index names mentioned in this report are service marks of their respective owners.

FEE REVENUE — REPORTED BASIS	2004	2003	2002	Change 2003–2004

(Dollars in millions)
Years ended December 31,

Servicing fees	$2,263	$1,950	$1,531	16%
Management fees	623	533	485	17
Securities lending	259	245	226	6
Foreign exchange trading	420	391	300	7
Brokerage fees	155	122	124	27
Processing fees and other	328	315	184	4

Total fee revenue	$4,048	$3,556	$2,850	14

SERVICING FEES

Servicing fees for 2004 of $2.26 billion were up $313 million from 2003. This increase was primarily from higher equity market valuations and new business from existing and new clients through offices and a global custodian network that spans more than 100 geographic markets.

Servicing fees include fee revenue from U.S. mutual funds, collective funds worldwide, corporate and public retirement plans, insurance companies, foundations, endowments, and other investment pools. Products and services include custody; product- and participant-level accounting; daily pricing and administration; recordkeeping; hedge fund services; master trust and master custody; and performance, risk and compliance analytics.

The GSS business provided a range of services that included global and local custody, master trust/master custody, benefit payments, mutual fund administration, master trust accounting, and performance measurement. Outside the United States, services provided also included depotbank services.

State Street’s business continued to grow outside the United States. Servicing fees in 2004 derived from clients outside the U.S. were approximately 34% of total servicing fees, up from 30% in 2003.

MARKET PRESENCE State Street is the largest provider of mutual fund custody and accounting services in the United States. State Street distinguishes itself from other mutual fund service providers because clients make extensive use of a number of related services, including accounting, daily pricing and fund administration. For the year ended December 31, 2004, on a daily basis, the Corporation provided an average of more than 6,000 mutual fund prices to NASDAQ with an accuracy rate of 99.9%. State Street calculates an average of 32% of the U.S. mutual fund prices provided to NASDAQ that appear daily in The Wall Street Journal and other publications.

With a 37% market share, State Street has a leading position in the market for servicing U.S. tax-exempt assets for corporate and public pension funds. In response to growing market demand, State Street provides trust and valuation services for more than 4,000 daily-priced portfolios, making State Street a leader for both monthly and daily valuation services.

State Street is a leading service provider outside of the U.S. as well, providing custody services for more than 20% of fund assets in Canada. In Germany, State Street provides Depotbank services for more than 20% of retail and institutional fund assets. In the UK, State Street provides custody services for 18% of the pension fund assets and provides administration services to 20% of mutual fund assets. State Street services more than $425 billion of offshore assets, including hedge funds, domiciled in the Cayman Islands, Ireland, Luxembourg, and the Channel Islands. State Street services more than $570 billion in assets in the Asia-Pacific region servicing 34% of the global custody assets in Australia and leading the market in Japan with more than 36% of the trust assets held by non-domestic trust banks.

State Street’s services are recognized globally and in 2004, the Corporation was named “Best North American Custodian” by Euromoney, “Best Global Custodian North American Mutual Fund” by Global Investor, “Best Overall European Custodian” by International Custody and Fund Administration, “Custodian of the Year” by Global Pensions, “Overall Best Custodian” in Asia Pacific by AsiaMoney, and “Top Rated” in Global Custodian’s Hedge Fund Administration Survey.

ASSETS UNDER CUSTODY At year-end 2004, total assets under custody were $9.50 trillion. This compares with $9.37 trillion a year earlier. The value of assets under custody is a broad measure of the relative size of various markets served. Changes in the value of assets under custody do not necessarily result in proportional changes in revenue. State Street uses relationship pricing for clients that take advantage of multiple services. Many services are priced on factors other than asset values, including the mix of assets under custody, securities positions held, portfolio transactions, and types of products and services used. Assets under custody at December 31 comprised the following:

ASSETS UNDER CUSTODY	2004	2003	2002	2001	2000	2003–2004 AGR	1999–2004 CAGR

(Dollars in billions)
As of December 31,

Clients in the U.S.:
Mutual funds	$3,385	$3,105	$2,719	$2,794	$2,664	9%	4%
Pensions, insurance and other investment pools	4,093	3,198	2,734	2,737	2,803	28	9
Clients outside the U.S.	2,019	988	718	672	651	104	31
Acquired GSS(1)	—	2,079	—	—	—	—	—

Total	$9,497	$9,370	$6,171	$6,203	$6,118	1	10

(1)

Assets relating to GSS customers, the majority of which had not yet converted to State Street’s systems, at December 31, 2003. For 2004, assets related to GSS clients were included in the other categories of assets.

Market value changes, as measured by indices at year-end, had a significant impact on the value of assets under custody, offset by the expected loss of certain GSS client assets during the year. At December 31, 2004, the S&P 500® index was up 9% from year-end 2003, the NASDAQ® index was up 9%, the MSCI® EAFE index was up 18%, and the Lehman Brothers Aggregate BondSM index was up 4%. [The index names mentioned in this report are service marks of their respective owners.]

MIX OF ASSETS UNDER CUSTODY	2004	Percentage of Total	2003	Percentage of Total
(Dollars in billions)
As of December 31,

Equities	$4,688	49%	$3,479	37%
Fixed income	3,286	35	2,636	28
Short-term investments	1,523	16	1,176	13
Acquired GSS(1)	—	—	2,079	22

Total	$9,497	100%	$9,370	100%

Non-U.S. securities		22%		12%

(1)

Assets relating to GSS customers, the majority of which had not yet converted to State Street’s systems, at December 31, 2003. For 2004, assets related to GSS clients were included in the other categories of assets.

MANAGEMENT FEES

In 2004, management fees were $623 million, up $90 million from 2003. Management fees in 2003 included $59 million of fees attributable to the divested Private Asset Management business. On an operating basis, management fees were up $149 million, or 31%, from 2003.

State Street provides a broad range of investment management strategies, securities lending, specialized investment management advisory services and other financial services for corporations, public funds, and other sophisticated investors. These services are offered through State Street Global Advisors® (SSgA®), a division of State Street. Based upon assets under management, SSgA is the third largest investment manager in the world, and the largest manager of assets for tax-exempt organizations (primarily pension plans) in the United States.

Management fees showed continued strength outside the United States. Approximately 30% of management fees are from non-U.S. clients.

SSgA offers a broad array of investment strategies, including passive, enhanced and active management, using quantitative and fundamental methods for both U.S. and global equities and fixed income securities.

While certain management fees are directly determined by the value of assets under management and the investment strategy employed, management fees reflect other factors as well, including State Street’s relationship pricing for clients who use multiple services and performance-related fees. Accordingly, there is not necessarily a direct correlation between the value of assets under management, market indices and management fee revenue.

ASSETS UNDER MANAGEMENT At year-end 2004, assets under management were $1.35 trillion, up $248 billion, or 22%, from year-end 2003. Securities issued outside of the U.S. were 23% of total securities at year-end 2004. Market value changes, as measured by indices at year-end, had a significant impact on the value of assets under management. At December 31, 2004, the S&P 500® index was up 9% from year-end 2003, the NASDAQ® index was up 9%, the MSCI® EAFE index was up 18%, and the Lehman Brothers Aggregate BondSM index was up 4%. [The index names mentioned in this report are service marks of their respective owners.]

Assets under management comprised the following at December 31:

ASSETS UNDER MANAGEMENT	2004	2003	2002	2001	2000	2003–2004 AGR	1999–2004 CAGR
(Dollars in billions)
As of December 31,

Equities:
Passive	$596	$522	$361	$398	$365	14%	10%
Active	131	78	44	39	44	68	26
Employer securities	77	76	56	76	75	1	—
Fixed income	139	98	74	54	44	42	29
Money market	411	332	228	208	183	24	23

Total	$1,354	$1,106	$763	$775	$711	22	15

Following is a rollforward of assets under management for the two years ended December 31, 2004:

ASSETS UNDER MANAGEMENT
(Dollars in billions)

December 31, 2002	$763
Net new business	179
Market appreciation	164

December 31, 2003	1,106
Net new business	145
Market appreciation	103

December 31, 2004	$1,354

SECURITIES LENDING

Securities lending provides liquidity to the financial markets and an effective means for clients to earn revenue on existing portfolios. State Street acts as a lending agent by coordinating loans between lenders and borrowers. State Street lends securities and provides liquidity in more than 35 markets around the world.

Borrowers provide collateral in the form of cash or securities to State Street in return for loaned securities. For cash collateral, State Street pays a usage fee to the provider of the cash collateral. State Street invests the cash collateral in certain investment vehicles. The spread between the yield on the investment vehicle and the usage fee paid to the provider of the collateral is split between the lender of the securities and State Street as agent. For non-cash collateral, the borrower pays a fee for the loaned securities, and the fee is split between the lender of the securities and State Street.

Securities lending revenue of $259 million in 2004 increased $14 million from a year earlier. Securities lending revenue is principally a function of the volume of securities lent and the interest rate spreads earned on the collateral. The effect of a 29% increase in securities lending volumes during 2004 was somewhat offset by the impact of lower interest rate spreads in the second half of 2004 attributable to the rapid succession of increases in the target interest rate by the Federal Reserve.

FOREIGN EXCHANGE TRADING

State Street offers a complete range of foreign exchange services offered under an account model that focuses on the global requirements of State Street’s clients to execute trades and receive market insights in any time zone. State Street has exclusive ownership of FX Connect ®, the world’s first and leading foreign exchange trading platform, and the Corporation provides quantitatively-based research into investor behavior, as well as advice and quantitative tools designed to optimize client returns.

In 2004, foreign exchange trading revenue increased $29 million, to $420 million, from $391 million in 2003. Foreign exchange trading revenue is influenced by three principal factors: the volume and type of client foreign exchange transactions; currency volatility and trend; and the management of currency market risks. Client spot and forward trading volumes were strong in 2004, both in the volume and value of transactions, up 30% from 2003. Currency volatility, as measured by State Street’s index of 28 currencies, increased 8% from 2003.

BROKERAGE FEES

State Street offers a range of trading products tailored specifically to meet the needs of the global pension community, including transition management, commission recaptures and self-directed brokerage. These products are differentiated by State Street’s position as an agent and partner of the institutional investor.

24

Brokerage fees were $155 million in 2004, a record high compared to $122 million the year earlier. Growth in revenue is attributed to a significant increase in the global transition management business, as well as further penetration of the investment manager marketplace.

PROCESSING FEES AND OTHER

Processing fees and other revenue includes multiple sources of fees and other revenue, including fees from structured products, fees from software licensing and maintenance, profits and losses from unconsolidated affiliates, gains and losses on sales of leased equipment and other assets, trading profits and losses, and amortization of investments in tax-advantaged financings.

Processing fees and other revenue was $328 million in 2004, compared with $315 million in 2003, an increase of $13 million. In 2004, processing fees and other revenue included payments from Deutsche Bank of $47 million in consideration of revenue earned from GSS client deposits prior to the conversion of these clients and their related deposits to State Street. These payments were $95 million in 2003.

In 2003, processing fees and other revenue also included an unrealized gain related to the mark-to-market on variable share repurchase contracts (SPACESSM) for shares of State Street’s common stock of $23 million; an other-than-temporary impairment charge resulting from the write-down of portfolio investments of $27 million; and a $13 million loss on certain real estate sold.

Excluding all these items, processing fees and other revenue in 2004 was up $44 million, reflecting improved earnings from unconsolidated affiliates and trading account profits.

NET INTEREST REVENUE

In servicing sophisticated global investors, State Street provides short-term funds management, deposit services and repurchase agreements for cash positions associated with clients’ investing activities.

NET INTEREST REVENUE	2004	2003	2002	Change 2003–2004

(Dollars in millions)
Years ended December 31,

Interest revenue	$1,787	$1,539	$1,974	16%
Interest expense	928	729	995

Net interest revenue	859	810	979	6
Provision for loan losses	(18)	—	4

Net interest revenue after provision for loan losses	$877	$810	$975	8

Excess of rates earned over rates paid (taxable equivalent)	.95%	1.04%	1.26
Net interest margin (taxable equivalent)	1.08	1.17	1.42

Net interest revenue was $859 million in 2004, compared to $810 million in 2003, an increase of $49 million. Revenue growth was due to an increase in the average balance sheet driven by a higher level of customer deposits, including the conversion of GSS clients deposits to State Street’s balance sheet. Somewhat offsetting these benefits, State Street experienced narrower interest rate spreads. Generally, State Street’s liabilities reprice more quickly than its assets. In a period of rapid rate increases, interest rate spreads are constrained as the cost of funds rises more rapidly than the return on invested assets.

In addition, State Street recorded a cumulative charge of $19 million in 2004 that resulted from a change in effective state tax-rate assumptions used for recognition of income from leveraged lease transactions. The impact of this charge on net income was minimal as the charge was almost entirely offset by a related tax benefit of $18 million.

Net interest revenue after provision for loan losses reflected a reduction in the provision for loan losses of $18 million in 2004 due to reduced credit exposure and improved credit quality.

GAIN ON THE SALES OF AVAILABLE-FOR-SALE INVESTMENT SECURITIES, NET

Investment portfolio management at State Street has multiple objectives, foremost of which is to generate maximum return within the parameters of modest duration and credit risk and may entail strategic sales of specific securities as market conditions warrant. In addition, the portfolio is structured to provide liquidity and serve as a source of collateral for customer activities. To accomplish these objectives, more than half of the investment portfolio consisted of U.S. Treasury and agency securities, with high-quality asset-backed and mortgage-backed securities making up most of the balance. More than 95% of the investment portfolio was classified as available for sale at December 31, 2004.

Securities net gains were $26 million in 2004, up from $23 million in 2003. As of December 31, 2004, State Street had $36.17 billion of available-for-sale securities.

GAIN ON THE SALES OF THE PRIVATE ASSET MANAGEMENT AND CORPORATE TRUST BUSINESSES, NET

In 2003, State Street completed the sale of its Private Asset Management business to U.S. Trust. Under the terms of the agreement, the transaction was valued at $365 million, of which, approximately five percent was subject to the successful transition of the business over the subsequent 16 months. The Corporation recorded a pre-tax gain of $285 million from the transaction, after providing for $62 million of exit and other associated costs.

In 2003, State Street recognized a net gain of $60 million related to receipt of the escrow payment for the successful transition of the divested Corporate Trust business to U.S. Bank, N.A. This payment from escrow represents the final settlement of the transaction.

OPERATING EXPENSES

Operating expenses for 2004 were $3.76 billion, an increase of $137 million from 2003. Excluding merger and integration charges in both years and from 2003, restructuring costs and expenses related to a divested business, operating-basis expenses were up $518 million. This increase reflected higher salaries and employee benefits, primarily incentive compensation, higher transaction processing expenses related to higher transaction volumes, and higher occupancy and other costs including professional services.

OPERATING EXPENSES	2004	2003	2002	Change 2003–2004

(Dollars in millions)

Years Ended December 31,
Salaries and employee benefits	$1,957	$1,731	$1,654	13%
Information systems and communications	527	551	373	(4)
Transaction processing services	398	314	246	27
Occupancy	363	300	246	21
Merger, integration and divestiture	62	110	—	(44)
Restructuring	21	296	20	(93)
Other	431	320	302	35

Total operating expenses	$3,759	$3,622	$2,841	4

As of December 31,
Number of employees	19,668	19,850	19,501

Salaries and employee benefits expense increased $226 million in 2004 to $1.96 billion. On an operating basis, the increase in 2004 was $245 million. The increase was driven by higher incentive compensation costs due to the improved performance of the Corporation. For 2005, State Street has implemented a new incentive compensation plan that will reward a majority of employees based on the net income before taxes and incentive compensation of their business units, not on the performance of the entire Corporation.

Information systems and communications expense was $527 million in 2004, down $24 million from the prior year, primarily as a result of converting GSS clients to State Street’s systems.

Transaction processing services expense was $398 million, up $84 million from $314 million a year ago. These expenses are volume related and include equity trading services and fees related to securities settlement, subcustodian fees and external contract services. The increase resulted from a higher level of investment activity combined with higher net asset values that impact subcustodian fees.

Occupancy expense was $363 million, up $63 million from 2003. The increase reflected the move to new headquarters in Boston, the costs of a new data center, and recognition of a loss of $16 million on an agreement with a new sub-tenant. Eliminating this excess space will offset future occupancy costs for the Corporation.

 Merger and integration costs in 2004 were $62 million, down from merger, integration and divestiture costs of $110 million in 2003. For 2003, these costs included $7 million of divestiture costs related to the divestiture of the Private Asset Management business. Merger and integration costs related to the acquisition of the GSS business decreased from $103 million in 2003 to $62 million in 2004.

Restructuring costs were $21 million in 2004, down from $296 million in 2003. Costs for 2004 were related to severance and benefit costs associated with a 425-position workforce reduction completed in late 2004. Restructuring costs for 2003 were predominantly recorded in the second quarter of 2003 and included severance and enhanced benefits for the 3,000 individuals who accepted the voluntary separation program.

Other expense was $431 million, up $111 million from $320 million in 2003, primarily due to increases in professional services related to growth initiatives as well as compliance requirements, such as Sarbanes-Oxley readiness, regulatory inquiries and Basel II.

INCOME TAXES

On a reported basis, State Street recorded tax expense of $394 million for 2004, compared to $390 million a year ago. State Street’s effective rate for 2004 was 33.1%, including the impact of a cumulative benefit of $18 million resulting from a change in the effective state tax rate applied to leveraged leasing transactions. Excluding this item, the effective rate for 2004 was 34.0%. In 2003, tax expense included a one-time $12 million after-tax charge for a REIT-related state tax matter and resulted in an effective tax rate of 35.1% for the year. Excluding the REIT matter, the effective rate was 34.0% for 2003.

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

On October 31, 2003, State Street completed the sale of its Private Asset Management business to U.S. Trust. Under the terms of the agreement, the transaction was valued at $365 million, of which approximately five percent was subject to the successful transition of the business. The Corporation recorded a pre-tax gain of $285 million from the transaction, or $.56 in diluted earnings per share. The Corporation could potentially recognize an additional gain if certain target levels of client conversions to U.S. Trust are achieved. The maximum additional gain that could be recognized in 2005 is $18 million.

On January 31, 2003, State Street completed the primary closing of its acquisition of a substantial part of the GSS business of Deutsche Bank AG (“Deutsche Bank”) for a premium of $1.13 billion. In July 2003, separate closings were held for the GSS business units in Italy and Austria. Under the terms of the sale and purchase agreement, State Street could have been required to make contingent additional purchase price payments. During the second quarter of 2004, State Street and Deutsche Bank determined that under the terms of the sale and purchase agreement, no additional consideration is payable by State Street.

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

In July 2002, State Street completed the cash purchase of International Fund Services (“IFS”), a leading provider of fund accounting and administration as well as securities trade support and operational services for hedge funds, for $80 million. In connection with this transaction, an additional $61 million and $47 million of the purchase price was paid and recorded as goodwill in 2004 and 2003, respectively, based upon certain performance measures. Final settlement, which will occur in 2005, could require State Street to make a final payment of up to $59 million.

For more information regarding divestitures and acquisitions by State Street, see Note 2 in the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.”

In October 2004, State Street announced its intent to divest its ownership interest in Bel Air Investment Advisors LLC. This divestiture will likely occur in 2005 and would result in a pretax charge of approximately $150 million to $170 million.

COMPARISON OF 2003 VERSUS 2002

	2003	2002	$ Change	% Change

(Dollars in millions, except per share data)

YEARS ENDED DECEMBER 31,
Fee Revenue:
Servicing fees	$1,950	$1,531	$419	27%
Management fees	533	485	48	10
Securities lending	245	226	19	8
Foreign exchange trading	391	300	91	30
Brokerage fees	122	124	(2)	(2)
Processing fees and other	315	184	131	71

Total fee revenue	3,556	2,850	706	25

Net Interest Revenue:
Interest revenue	1,539	1,974	(435)	(22)
Interest expense	729	995	(266)	(27)

Net interest revenue	810	979	(169)	(17)
Provision for loan losses	—	4	(4)	(100)

Net interest revenue after provision for loan losses	810	975	(165)	(17)
Gain on the sales of available-for-sale investment securities, net	23	76	(53)	(70)
Gain on the sale of the Private Asset Management business, net of exit and other associated costs	285	—	285	100

Gain on the sale of the Corporate Trust business, net of exit and other associated costs	60	495	(435)	(88)

Total revenue	4,734	4,396	338	8

Operating Expenses:
Salaries and employee benefits	1,731	1,654	77	5
Information systems and communications	551	373	178	48
Transaction processing services	314	246	68	28
Occupancy	300	246	54	22
Merger, integration and divestiture costs	110	—	110	100
Restructuring costs	296	20	276	1,380
Other	320	302	18	6

Total operating expenses	3,622	2,841	781	27

Income before income tax expense	1,112	1,555	(443)	(28)
Income tax expense	390	540	(150)	(28)

Net income	$722	$1,015	$(293)	(29)

Earnings Per Share:
Basic	$2.18	$3.14	$(.96)	(31)
Diluted	2.15	3.10	(.95)	(31)

Cash dividends declared per share	.560	.480
Return on equity	13.9%	24.1%

AS OF DECEMBER 31,
Total assets	$87,534	$85,794
Long-term debt	2,222	1,270
Stockholders’ equity	5,747	4,787
Closing price per share of common stock	52.08	39.00

Number of employees	19,850	19,501

SUMMARY — COMPARISON OF 2003 TO 2002

For purposes of comparison to 2002, operating results for 2003 in this section will differ from operating results for 2003 provided for comparison to 2004. The significant difference is the inclusion of the operating results of the divested Private Asset Management business in 2003 because there is comparable activity in 2002. Therefore, for the comparison of 2003 to 2002, operating results in this discussion for 2003 are reported results excluding the gains on the sales of the divested Private Asset Management and Corporate Trust businesses; merger, integration and divestiture costs; restructuring costs; a loss on certain real estate sold; and the settlement of a Massachusetts tax matter. Operating results for 2002 are reported results excluding the gain on sale and operations of the divested Corporate Trust business.

Operating results for 2003 and 2002 are also adjusted for a taxable-equivalent presentation, which increases both net interest revenue and tax expense to reflect investment yield on tax-free investment income, on an equivalent basis with fully taxable investment income.

In this discussion, State Street will also reference the “GSS contribution” and “baseline results.” The GSS contribution is defined as the revenue and expenses, including financing costs and amortization of intangibles and software, attributable to the GSS business acquired January 31, 2003, as well as revenue and expenses from “out-of-scope” clients gained subsequent to the GSS acquisition due to the relationship with Deutsche Asset Management but who were not part of the acquired GSS business. Per share amounts reflect the increase in outstanding shares due to the acquisition. Baseline results are defined as operating results, excluding the GSS contribution. Baseline information is being provided because there is no comparable GSS contribution in 2002.

      RECONCILIATION OF REPORTED RESULTS TO NON-GAAP MEASURES

	Total Revenue	Total Operating Expenses	Income Before Income Taxes	Income Tax Expense (Benefit)	Net Income	Earnings Per Share

(Dollars in millions, except per share data)

Year Ended December 31, 2003
Reported results - GAAP	$4,734	$3,622	$1,112	$390	$722	$2.15

Non-operating Business Activities:
Gain on the sale of the Private Asset Management business, net of exit and other associated costs	(285)	—	(285)	(97)	(188)	(.56)
Gain on the sale of the Corporate Trust business, net of associated costs	(60)	—	(60)	(20)	(40)	(.12)
Loss on the sale of certain real state	13	—	13	5	8.02
Restructuring costs	—	(296)	296	101	195.58
Merger, integration and divestiture costs	—	(110)	110	37	73.22
Settlement of a Massachusetts tax matter	—	—	—	(13)	13.04

Total non-operating business activities	(332)	(406)	74	13	61.18
Taxable-equivalent adjustment	51	—	51	51	—	—

Operating results(1)	4,453	3,216	1,237	454	783	2.33
Results of the GSS business	(573)	(517)	(56)	(19)	(37)	(.01)

Baseline results(1)	$3,880	$2,699	$1,181	$435	$746	$2.32

Year Ended December 31, 2002
Reported results - GAAP	$4,396	$2,841	$1,555	$540	$1,015	$3.10

Non-operating Business Activities:
Gain on the sale of the Corporate Trust business, net of exit and other associated costs	(495)	—	(495)	(199)	(296)	(.90)
Results of the divested Corporate Trust business	(94)	(57)	(37)	(13)	(24)	(.08)

Total non-operating business activities	(589)	(57)	(532)	(212)	(320)	(.98)
Taxable-equivalent adjustment	61	—	61	61	—	—

Operating and baseline results(1)	$3,868	$2,784	$1,084	$389	$695	$2.12

(1) Non-GAAP measures defined by State Street

State Street’s reported earnings per share were $2.15 in 2003, down $.95 from $3.10 reported in 2002. The results for 2003 included a net loss of $.18 per share from non-operating charges and gains, and earnings of $.01 per share related to the GSS business. Baseline earnings per share were $2.32 for 2003.

The results for 2002 included an after-tax gain on the sale of the Corporate Trust business of $296 million, or $.90 of earnings per share, and net earnings of $.08 per share related to operations of the Corporate Trust business prior to the fourth-quarter 2002 divestiture of the Corporate Trust business. Baseline earnings per share were $2.12 for 2002.

Baseline earnings per share grew 9% from 2002 to 2003. State Street’s solid performance in 2003, despite a fourth consecutive year of declining values in equity markets worldwide and a relatively flat interest-rate environment, resulted from winning business from new and existing clients, expanding product offerings, and closely managing expenses. Baseline total revenue was relatively flat from 2002 to 2003, while baseline total operating expenses decreased by 3%.

Reported net income was $722 million in 2003, down $293 million from net income of $1.02 billion in 2002. Of this decrease, $61 million was attributable to the net after-tax impact of non-operating transactions and activities. The GSS business contributed $37 million to net income in 2003. Net income for 2002 included non-operating transactions and activities that increased 2002 net income by $320 million. On a baseline basis, net income grew by 7% from 2002 to 2003.

REVENUE

Total reported revenue was $4.73 billion in 2003, an increase of $338 million from total revenue of $4.40 billion in 2002. Revenue in 2003 included a net $332 million of non-operating gains on the sales of divested businesses, net of the loss on the sale of certain real estate sold. Revenue in 2002 included $589 million for the gain on the sale and the operations of the divested Corporate Trust business. Total operating revenue for 2003 was $4.45 billion, an increase of $585 million from operating revenue of $3.87 billion in 2002. The GSS business contributed $573 million to this increase.

BASELINE REVENUE - A NON-GAAP MEASURE DEFINED BY STATE STREET	2003	2002	$ Change	% Change
(Dollars in millions, except per share data)
Years ended December 31,

Servicing fees	$1,596	$1,454	$142	10%
Management fees	517	485	32	6
Securities lending	194	226	(32)	(14)
Foreign exchange trading	330	300	30	10
Brokerage fees	122	124	(2)	(1)
Processing fees and other	230	180	50	28

Total fee revenue	2,989	2,769	220	8
Baseline net interest revenue:
Net interest revenue	817	966	(149)
Taxable-equivalent adjustment	51	61	(10)

Net interest revenue - taxable equivalent	868	1,027	(159)
Provision for loan losses	—	4	(4)

Net interest revenue after provision for loan losses	868	1,023	(155)	(15)
Gain on the sales of available-for-sale investment securities, net	23	76	(53)	(69)

Total baseline revenue	$3,880	$3,868	$12	—

Total baseline revenue in 2003 was relatively flat, year over year, at $3.88 billion, up $12 million from 2002. While total baseline revenue was flat, fluctuations occurred by type of revenue. Growth in servicing and management fees, foreign exchange trading fee revenue and processing fees and other, was largely offset by declines in securities lending fees and net interest revenue, and lower gains on the sales of available-for-sale securities.

Servicing fees for 2003 of $1.95 billion were up $419 million from 2002. The GSS business contributed $354 million to servicing fees in 2003, partially offset by a decrease of $77 million in servicing fees resulting from the divestiture of the Corporate Trust business. On a baseline basis, servicing fees were $1.60 billion, up $142 million from 2002. The increase was attributable to higher equity market valuations and new business from new and existing clients, including business gained through an acquisition in July 2002. Assets under custody were $9.37 trillion, including $2.08 trillion attributable to the GSS business.

Management fees of $533 million in 2003 were up $48 million from the prior year, including the GSS contribution of $16 million. On a baseline basis, management fees were up $32 million, reflecting continued new business success and higher average month-end equity market valuations. Assets under management were $1.11 trillion, up $343 billion from $763 billion a year earlier.

Securities lending revenue was $245 million in 2003 compared to $226 million in 2002, an increase of $19 million, including GSS contribution of $51 million. Securities lending revenue is principally a function of the volume of securities lent and interest rate spreads earned on the collateral. While securities lending volumes increased in 2003, the impact was more than offset by lower interest rate spreads reflecting the low interest-rate environment in 2003 and a flat yield curve under one year.

Foreign exchange trading revenue was $391 million in 2003, compared to $300 million a year earlier. The GSS business contributed $61 million in 2003. The remaining increase reflected a higher number of customer trades and higher currency volatility in the currencies in which State Street traded.

Brokerage fee revenue was $122 million in 2003, compared to $124 million in 2002. Sustained revenue reflected continued high equity trading volumes by institutional investors, including commission recapture and transition management services.

Processing fees and other was $315 million in 2003, compared with $184 million in 2002. In 2003, processing fees and other included $95 million of fee revenue attributable to the GSS business. Until customers and their related deposits were converted to State Street systems, Deutsche Bank was making payments in consideration of net interest revenue earned from GSS client deposits, recorded in processing fees and other revenue.

Securities net gains were $23 million in 2003, compared to $76 million a year earlier. In 2002, State Street sold securities to take advantage of opportunities created by continued declines in market yields on fixed-income securities.

Net interest revenue in 2003 was $810 million, a decline of $169 million from $979 million in 2002. The 2003 interest rate environment continued to constrain the level of net interest income. For the better part of 2002, State Street’s portfolio contained relatively higher yielding assets. In 2003, net interest revenue was constrained by lower reinvestment rates, a flatter yield curve and State Street’s proportionately greater investment in floating-rate and short-term money market securities. In general, sustained lower interest rates and a flat yield curve have an adverse impact on State Street as deposits are invested at lower yields. State Street’s ability to increase its balance sheet size to offset the lower yield impact was limited due to leverage constraints resulting from the GSS acquisition.

OPERATING EXPENSES

Operating expenses were $3.62 billion in 2003, up $781 million from 2002. Operating expenses in 2003 included $296 million related to an expense reduction program, $110 million in merger, integration and divestiture costs, and the expenses of the GSS business of $517 million. Operating expenses in 2002 included $57 million related to the divested Corporate Trust business.

On a baseline basis, total operating expenses in 2003 were $2.70 billion, down $85 million, or 3%, from $2.78 billion in 2002. During 2003, State Street implemented an expense reduction program that reduced direct controllable expenses and salaries and benefits expense through a voluntary separation program, primarily in the United States. State Street was able to reduce its workforce by approximately 2,000 net positions as a result of this voluntary separation program.

BASELINE OPERATING EXPENSES - A NON-GAAP MEASURE DEFINED BY STATE STREET	2003	2002	$ Change	% Change

(Dollars in millions, except per share data) Years ended December 31,

Salaries and employee benefits	$1,526	$1,622	$(96)	(6)%
Information systems and communications	394	367	27	7
Transaction processing services	259	242	17	7
Occupancy	262	240	22	9
Restructuring costs	—	20	(20)	(100)
Other	258	293	(35)	(12)

Total baseline operating expenses	$2,699	$2,784	$(85)	(3)

Salaries and employee benefits expense increased $77 million in 2003, including the impact of $205 million from the GSS business, partially offset by a reduction in expense of $32 million resulting from the divestiture of Corporate Trust. Excluding the GSS contribution in 2003 and Corporate Trust expenses in 2002, baseline salaries and benefits expense decreased $96 million from $1.62 billion to $1.53 billion. This decrease was a result of the impact of reduced headcount resulting from the voluntary separation program initiated in 2003 and lower incentive compensation.

Information systems and communications expense was $551 million in 2003, up $178 million from the prior year. The GSS business added $157 million of expense in 2003. Excluding the GSS business, baseline information systems and communications expense was $394 million, up $27 million, or 7%, from 2002, reflecting continued investment in core processing capabilities and costs related to International Fund Services, acquired in July 2002.

Transaction processing services expense was $314 million, up $68 million from 2002, $55 million of which related to the GSS business. Excluding the GSS business, baseline transaction processing services expense was $259 million compared with $242 million the prior year. These expenses are volume related and include subcustodian fees, external contract services, equity trading services and fees related to securities settlement. The increase resulted from a higher level of investment activity combined with higher net asset values that impact subcustodian fees.

Occupancy expense was $300 million in 2003, up $54 million from 2002. The GSS business contributed $38 million to occupancy expense. Baseline occupancy expense of $262 million in 2003 was up $22 million, or 9%, reflecting new office space in Boston, Massachusetts and Luxembourg.

Merger, integration and divestiture costs in 2003 were $110 million, of which $103 million were merger and integration costs related to the acquisition of the GSS business and the remaining $7 million were divestiture costs related to the divestiture of the Private Asset Management business that was completed on October 31, 2003. These costs have been excluded from baseline and operating results.

Restructuring costs were $296 million in 2003, up from $20 million in 2002. Restructuring costs for 2003 were predominantly recorded in the second quarter and included severance and enhanced benefits for the 3,000 individuals who accepted the voluntary separation program. This program was the only voluntary separation program in State Street’s history, and as such, these expenses have been excluded from baseline and operating results in 2003. Restructuring costs of $20 million in 2002 related to an April 2002 staff reduction, and have been included in baseline and operating results for 2002 because they related to normal headcount management initiatives.

Other expenses were $320 million, including $62 million of expenses relating to the GSS business. Other expenses in 2002 were $302 million, including $9 million from the divested Corporate Trust business. Excluding the GSS business, baseline other expenses were $258 million, down $35 million, or 12%, as a result of continued cost control measures related to the expense reduction program.

Income tax expense was $390 million in 2003, down $150 million compared to $540 million in 2002, reflecting the 28% decrease in net income before taxes. In 2003, the effective tax rate was 34.0%, excluding the settlement of the REIT-related state tax matter, and was 35.1% including the settlement. The effective tax rate for 2002 was 34.7%.

LINES OF BUSINESS

State Street reports two lines of business: Investment Servicing and Investment Management. Given State Street’s services and management organization, the results of operations for these lines of business are not necessarily comparable with those of other companies, including companies in the financial services industry.

Revenue and expenses are directly charged or allocated to the lines of business through management information systems. State Street prices its products and services based on total client relationships and other factors; therefore, revenue may not necessarily reflect market pricing on products within the business lines in the same way as it would for independent business entities. Assets and liabilities are allocated according to rules that support management’s strategic and tactical goals. Capital is allocated based on risk-weighted assets employed and management’s judgment. The capital allocations may not be representative of the capital that might be required if these lines of business were independent business entities.

The following is a summary of the results for lines of business:

	|	Investment Servicing			|	Investment Management			|	Business Divestiture			|	Other/One-Time			|	Total			|
		2004	2003	2002		2004	2003	2002		2004	2003	2002		2004	2003	2002		2004	2003	2002

(Dollars in millions)
Years ended December 31,

Fee revenue:
Servicing fees		$2,263	$1,950	$1,454								$77						$2,263	$1,950	$1,531
Management fees		—	—	—		$623	$474	$405			$59	80						623	533	485
Securities lending		211	206	185		48	39	41			—	—						259	245	226
Foreign exchange trading		420	391	300		—	—	—			—	—						420	391	300
Brokerage fees		155	122	124		—	—	—			—	—						155	122	124
Processing fees and other		259	293	147		69	34	33			1	4			$(13)			328	315	184

Total fee revenue		3,308	2,962	2,210		740	547	479			60	161			(13)			4,048	3,556	2,850
Net interest revenue
after provision
for loan losses		834	773	905		43	37	55				—		15		—		877	810	975
Gain on the sales
of available-for-sale
investment securities, net		26	23	76		—	—	—				—		—		—		26	23	76
Gain on the sales of
divested businesses, net		—	—	—		—	—	—			—	—			345	$495		—	345	495

Total revenue		4,168	3,758	3,191		783	584	534			60	176			332	495		4,951	4,734	4,396
Operating expenses		3,115	2,706	2,273		582	473	469			37	99		$62	406	—		3,759	3,622	2,841

Income before income taxes		$1,053	$1,052	$918		$201	$111	$65			$23	$77		$(62)	$(74)	$495		$1,192	$1,112	$1,555

Pre-tax margin		25%	28%	29%		26%	19%	12%
Average assets (billions)		$92.5	$80.6	$76.6		$2.6	$2.0	$1.8			$.1	$.7						$95.1	$82.7	$79.1

Note: Certain previously reported amounts have been reclassified to conform to the current year method of presentation.

Investment Servicing provides services for U.S. mutual funds, collective funds worldwide, corporate and public retirement plans, insurance companies, foundations, endowments, and other investment pools. Products include custody, accounting, daily pricing and administration; master trust and master custody; recordkeeping; foreign exchange; securities lending; deposit and short-term investment facilities; loans and lease financing; investment and hedge fund manager operations outsourcing; and performance, risk and compliance analytics to support institutional investors. State Street provides shareholder services, which include mutual fund and collective fund shareholder accounting, through 50%-owned affiliates, Boston Financial Data Services, Inc. and the International Financial Data Services group of companies.

Investment Management offers a broad array of services for managing financial assets, including investment management and investment research, primarily for institutional investors worldwide. These services include passive and active U.S. and non-U.S. equity and fixed income strategies, and other related services, such as securities lending.

Business Divestiture includes the revenue and expenses of the divested Private Asset Management business for 2003 and 2002, and the divested Corporate Trust business for 2002.

State Street measures its line of business results on an operating basis. As such, the preceding table includes an “Other/One-Time” category. For 2004, the Other/One-Time category includes merger and integration costs related to the acquisition of the GSS business. For 2003, the Other/One-Time category includes the gains on the sales of the Private Asset Management and Corporate Trust businesses, the loss on certain real estate sold, and restructuring and merger, integration and divestiture charges. For 2002, the Other/One-Time category includes the gain on the sale of the Corporate Trust business.

INVESTMENT SERVICING

Total revenue in 2004 increased to $4.17 billion, up $410 million, or 11%, from 2003. Growth was primarily driven by increases in servicing, foreign exchange trading, and brokerage fee revenue and higher net interest revenue, somewhat offset by a decline in processing fees and other revenue.

Servicing fees for 2004 of $2.26 billion were up $313 million from 2003 due to higher equity valuations and new business from existing and new clients. Foreign exchange trading revenue was up $29 million, reflecting higher currency volatility and a higher number of customer trades. Processing fees and other revenue were down $34 million from 2003, primarily reflecting a $48 million decline in payments received from Deutsche Bank in lieu of net interest revenue on deposits of GSS clients that had not yet converted to State Street’s systems, and a decline of $23 million attributable to the 2003 gain recorded on the SPACESSM contracts, somewhat offset by a loss recorded in 2003 of $27 million for the write-down of the available-for-sale portfolio.

Servicing fees, foreign exchange trading revenue, brokerage fees and gains on the sales of available-for-sale securities for the Investment Servicing line of business are identical to the respective total consolidated results. Please refer to the “Servicing Fees,” “Foreign Exchange Trading,” “Brokerage Fees” and “Gain on the Sales of Available-For-Sale Securities” captions in the “Revenue” section for a more in-depth discussion.

Processing fees and other revenue and net interest revenue for Investment Servicing are nearly identical to the consolidated information provided under the captions “Processing Fees and Other” and “Net Interest Revenue” in the “Revenue” section. A small amount of net interest revenue is recorded in the Investment Management line of business.

Operating expenses were $3.12 billion in 2004, an increase of $409 million from 2003. The increase in expenses was largely attributable to salaries and employee benefits from higher incentive compensation and other expenses as a result of professional fees for regulatory compliance and growth initiatives.

INVESTMENT MANAGEMENT

Total revenue in 2004 was $783 million, up $199 million from $584 million in 2003. In 2004, management fees were $623 million, up $149 million, or 31%, from 2003. Management fees for the Investment Management line of business are identical to the respective total consolidated results. Please refer to the “Management Fees” caption in the “Revenue” section for a more in-depth discussion. Securities lending revenue in 2004 was up $9 million from 2003, reflecting higher volumes of activity, somewhat offset by the unfavorable interest rate environment. Processing fees and other revenue included increased profits from joint ventures and other revenue.

Operating expenses in 2004 were $582 million, up $109 million from 2003, primarily attributable to higher incentive compensation.

FINANCIAL GOALS AND FACTORS THAT MAY AFFECT THEM

In late 2004, State Street announced financial goals for the Corporation for 2005 and beyond. The goals are (1) annual growth in operating earnings per share of 10% to 15%, (2) annual operating revenue growth of 8% to 12%, and (3) annual operating return on stockholders’ equity of 14% to 17%.

State Street considers these to be financial goals, not projections or forward-looking statements. However, the discussion in this Management’s Discussion and Analysis of Financial Condition and Results of Operation, and in other portions of this report on Form 10-K, may contain statements that are considered “forward-looking statements” within the meaning of the federal securities laws. These statements may be identified by such forward-looking terminology as “expect,” “look,” “believe,” “anticipate,” “may,” “will,” or similar statements or variations of such terms. The Corporation’s financial goals and such forward-looking statements involve certain risks and uncertainties, including the issues and factors listed below and factors further described in conjunction with the forward-looking information, which could cause actual results to differ materially. The following issues and factors should be carefully considered. The forward-looking statements contained in this report speak only as of the time the statements were given. The Corporation does not undertake to revise those forward-looking statements to reflect events after the date of this report.

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

State Street provides services worldwide. Global and regional economic factors and changes or potential changes in laws and regulations affecting the Corporation’s business — including volatile currencies, pace of inflation, changes in monetary policy, changes in domestic and international banking supervisory regulations including capital requirements, and social and political instability — could affect results of operations. The terrorist attacks that took place in the United States on September 11, 2001, and subsequent military action and terrorist activities, have caused economic and political uncertainties. These activities and the national and global efforts to combat terrorism, and other military activities and outbreaks of hostilities have affected and may further adversely affect economic growth, and may have other adverse effects on many companies, including State Street, in ways that are not predictable.

Financial reporting irregularities involving large and well-known companies and governmental and regulatory investigations of securities and mutual fund industry practices and behavior may have adverse effects on State Street in ways that are not predictable. State Street is broadly involved with the securities industry including, in particular, the mutual fund industry, and governmental and regulatory agencies have sought information from it in connection with investigations relating to that industry.

Legislation may cause changes in the competitive environment in which State Street operates, which could include, among other things, broadening the scope of activities of significant competitors, or facilitating consolidation of competitors into stronger entities, or attracting new large and well-capitalized competitors into State Street’s traditional businesses. Such factors and changes, and the ability of the Corporation to address and adapt to the competitive challenges, may affect future results of operations.

REGULATION AND SUPERVISION. State Street’s businesses are subject to stringent regulation and examination by U.S. federal and state governmental and regulatory agencies and self-regulatory organizations (including securities exchanges), and by non-U.S. governmental and regulatory agencies and self-regulatory organizations. In addition, State Street’s clients have a broad array of complex and specialized servicing, confidentiality, and fiduciary requirements. State Street has established policies, procedures, and systems designed to comply with these regulatory and operational risk requirements. However, as a global financial services institution, State Street faces complexity and costs in its worldwide compliance efforts, and faces the potential for loss resulting from inadequate or failed internal processes, employee supervisory or monitoring mechanisms, or other systems or controls, and from external events, which could have a material impact on the Corporation’s future results of operations. Also, adverse publicity and damage to its reputation arising from the failure or perceived failure to comply with legal, regulatory or contractual requirements could affect State Street’s ability to attract and retain customers or maintain access to capital markets, or could result in enforcement actions, fines, penalties and lawsuits.

ACCOUNTING PRINCIPLES. Changes in accounting principles generally accepted in the United States applicable to State Street could have a material impact on the Corporation’s results of operations. While such changes may not have an economic impact on the business of State Street, these changes could affect the attainment of the current measures of the Corporation’s financial goals.

TAX LEGISLATION. Changes in tax legislation or the interpretation of existing tax laws worldwide could have a material impact on the Corporation’s results of operations.

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

LIQUIDITY. Any occurrence that may limit the Corporation’s access to the funds markets, such as a decline in the confidence of debt purchasers, depositors or counterparties participating in the funds markets in general or with State Street in particular, or a downgrade of State Street’s debt rating, may adversely affect State Street’s capital costs and its ability to raise capital and, in turn, its liquidity.

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

INVESTMENT MANAGER OPERATIONS OUTSOURCING. The Corporation enters into long-term contracts to provide middle office or investment management services to clients. Services include trade order management, trade support and fail management, reconciliations, cash reporting and management, custodian communications for settlements, accounting systems, collateral management and information technology development. These contracts often extend eight to ten years and require considerable up-front investments, including technology and conversion costs. Performance risk exists in each contract as these contracts are dependent upon the successful conversion and implementation of the activities onto State Street’s operating platforms.

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

ACQUISITIONS, ALLIANCES, OUTSOURCING AGREEMENTS AND DIVESTITURES. Acquisitions of complementary businesses and technologies, development of strategic alliances, outsourcing agreements and divestitures of portions of its business are an active part of State Street’s overall business strategy. The Corporation has completed several acquisitions, alliances, outsourcing agreements and divestitures in recent years. However, there can be no assurance that services, technologies, key personnel or businesses of acquired companies or outsourcing agreements will be effectively assimilated into State Street’s business or service offerings, that alliances will be successful, or that future revenue growth or expense savings will be achieved in outsourcing agreements. In addition, State Street may not be able to successfully complete any divestiture on satisfactory terms, if at all, and divestitures may result in a reduction of total revenue and net income.

FINANCIAL CONDITION

BALANCE SHEET

State Street provides deposit and other balance sheet services to its institutional investor clients. In executing their worldwide cash management activities, State Street’s clients use short-term investments and deposit accounts that constitute the majority of State Street’s liabilities. These client investment activities affect the Corporation’s approach to managing market and credit risk, as well as overall liquidity.

LIABILITIES

State Street uses its balance sheet capacity to support clients’ transactions and short-term investment strategies. State Street’s objectives and clients’ needs determine the volume, mix and currencies of the liabilities.

Average interest-bearing liabilities increased $10.17 billion in 2004, primarily from non-U.S. deposits, up $9.30 billion, in part reflecting the GSS clients and their deposits that have been converted to State Street’s systems in 2004. In 2003, State Street’s balance sheet capacity was constrained by the GSS acquisition. Average noninterest-bearing client deposits, including demand and special time, increased by $688 million. Clients use noninterest-bearing deposit accounts for transaction settlements and as compensation to State Street for services.

DEPOSITS

The average balances and rates paid on interest-bearing deposits for the years ended December 31, were as follows:

	|	2004		|	2003		|	2002		|

		Average Balance	Average Rate		Average Balance	Average Rate		Average Balance	Average Rate

(Dollars in millions)

U.S.:
Noninterest-bearing deposits:
Demand		$1,296			$717			$516
Special time		6,697			6,607			5,575

Interest-bearing deposits:
Savings		855.72%			1,079.57%			2,171.92%
Time		5,352	1.35		4,731	1.22		7,301	1.82

Total U.S.		$14,200			$13,134			$15,563

Non-U.S.:
Noninterest-bearing deposits		$53			$35			$50
Interest-bearing deposits		39,046	1.11%		29,746	1.04%		26,393	1.31%

Total non-U.S.		$39,099			$29,781			$26,443

Non-U.S. noninterest-bearing deposits at December 31, 2004, 2003 and 2002 were $71 million, $53 million and $37 million, respectively.

Scheduled maturities of U.S. time deposits of $100,000 or more as of December 31, 2004 were as follows:

(Dollars in millions)

2005 ($12,849 of which mature in 3 months or less)	$12,917
2006	1,191
2007	—
2008	—
2009	157

Total	$14,265

At December 31, 2004, substantially all non-U.S. time deposit liabilities were in amounts of $100,000 or more.

SHORT-TERM BORROWINGS

The following table reflects the amounts outstanding and weighted average interest rates of the primary components of short-term borrowings as of and for the years ended December 31:

	|	Federal Funds Purchased			|	Securities Sold Under Repurchase Agreements			|

		2004	2003	2002		2004	2003	2002

(Dollars in millions)

Balance at December 31,		$435	$1,019	$3,895		$21,881	$22,806	$21,963
Maximum outstanding at any month end		5,500	4,690	4,925		26,773	28,579	26,553
Average outstanding during the year		2,891	2,901	3,085		22,989	22,724	23,881

Weighted average interest rate at end of year		1.75%	1.00%	1.25%		1.64%	.73%	1.12%
Weighted average interest rate during the year		1.40	1.13	1.63		1.02	.90	1.49

ASSETS

State Street’s assets consist primarily of short-term money-market assets and investment securities, which are generally more liquid than other types of assets. Investment securities, principally classified as available for sale, include direct obligations and mortgage-backed securities of the U.S. Treasury and federal agencies, highly-rated municipal securities, asset-backed securities, money-market mutual funds and non-U.S. government bonds. State Street defines money-market assets to include securities purchased under resale agreements, federal funds sold and interest-bearing deposits with banks that are short-term, multicurrency instruments invested with major multinational banks.

Average interest-earning assets in 2004 increased $10.30 billion, up 14% from 2003, reflecting the additional source of funds from higher client deposits. Average investment securities increased $4.99 billion from 2003, primarily in U.S. federal agencies and asset-backed securities, and an increase of $4.85 billion in average interest-bearing deposits with banks.

INVESTMENT SECURITIES

Investment securities consisted of the following as of December 31:

	2004	2003	2002

(Dollars in millions)

Held to Maturity (at amortized cost):
U.S. Treasury and federal agencies	$1,294	$1,345	$1,327
Other investments	106	272	216

Total	$1,400	$1,617	$1,543

Available for Sale (at fair value):
U.S. Treasury and federal agencies:
Direct obligations	$12,119	$18,986	$12,645
Mortgage-backed securities	9,147	3,762	3,115
Asset-backed securities	10,056	9,885	4,276
State and political subdivisions	1,785	1,999	2,018
Collateralized mortgage obligations	1,719	1,333	548
Other debt investments	922	310	703
Money market mutual funds	97	85	3,057
Other equity securities	326	238	166

Total	$36,171	$36,598	$26,528

During the second half of 2004, State Street increased its holdings of mortgage-backed securities.

State Street had $96 million in net pre-tax unrealized losses on available-for-sale investment securities at December 31, 2004, reflected in accumulated other comprehensive income in equity as a loss of $56 million, after tax. During 2003, a $27 million charge was recorded in processing fees and other revenue to reduce the amortized cost basis of certain investment securities for which the decline in fair value was determined to be other-than-temporary. Refer to Note 3 in the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for detail regarding available-for-sale investment securities, including the determination of when unrealized losses are considered other-than-temporary.

The maturities of debt investment securities as of December 31, 2004, were as follows:

	|	Under 1		|	1 to 5		|	6 to 18		|	Years Over 10		|
		Amount	Yield	Amount		Yield	Amount		Yield	Amount		Yield
(Dollars in millions)

Held to Maturity (at amortized cost):
U.S. Treasury and federal agencies		$402	1.72%		$892	2.31%
Other investments		71	1.17		35.70

Total		$473			$927

Available for Sale (at fair value):
U.S. Treasury and federal agencies		$7,849	1.74%		$5,741	2.91%		$4,996	4.15%		$2,680	4.73%
Asset-backed securities(1)		2,601	2.45		5,966	2.35		1,223	2.64		266	2.84
State and political subdivisions(1)		312	1.96		766	2.88		508	3.79		199	3.73
Collateralized mortgage obligations		63	3.32		951	3.65		258	3.66		447	3.08
Other investments		896	2.78		—			—			26	5.46

Total		$11,721			$13,424			$6,985			$3,618

(1)

Yields calculated for interest revenue on non-taxable investment securities includes the effect of taxable-equivalent adjustments, a method of presentation in which interest income on tax-exempt securities is adjusted to present the earnings performance on a basis equivalent to interest earned on fully taxable securities, with a corresponding charge to income tax expense. The adjustment is computed using a federal income tax rate of 35%, adjusted for applicable state income taxes, net of the related federal tax benefit. The taxable equivalent adjustment included in interest revenue to calculate the yields above was $45 million for the year ended December 31, 2004.

The maturity of asset-backed securities is based upon the expected principal payments.

LOANS

U.S. and non-U.S. loans as of December 31, and average loans outstanding for the years ended December 31, were as follows:

	2004	2003	2002	2001	2000

(Dollars in millions)

U.S.:
Commercial and financial	$1,826	$2,344	$1,578	$2,479	$2,502
Lease financing	373	395	403	413	433

Total U.S.	2,199	2,739	1,981	2,892	2,935

Non-U.S.:
Commercial and industrial	526	424	289	725	837
Lease financing	1,904	1,858	1,719	1,639	1,364
Banks and other financial institutions	—	—	177	71	119
Other	—	—	8	14	18

Total non-U.S.	2,430	2,282	2,193	2,449	2,338

Total loans	$4,629	$5,021	$4,174	$5,341	$5,273

Average loans outstanding	$5,689	$5,568	$5,105	$6,081	$5,444

At December 31, 2004, 5% of State Street’s assets comprised loans and lease financing. Unearned revenue included in leases was $1.13 billion and $1.18 billion for non-U.S. leases, and $114 million and $123 million for U.S. leases, as of December 31, 2004 and 2003, respectively.

Loan maturities for selected loan categories as of December 31, 2004, were as follows:

	|	YEARS			|
		Under 1	1 to 5	Over 5
(Dollars in millions)

U.S.
Commercial and financial		$1,794	$30	$2
Lease financing		—	—	373

Total U.S.		1,794	30	375

Non-U.S.
Commercial and industrial		525	1	—
Lease financing		—	3	1,901

Total non-U.S.		525	4	1,901

Total		$2,319	$34	$2,276

The following table shows the classification of loans due after one year according to sensitivity to changes in interest rates as of December 31, 2004:

(Dollars in millions)

Loans and leases with predetermined interest rates	$2,278
Loans with floating or adjustable interest rates	32

Total	$2,310

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

State Street’s Board of Directors has authorized a publicly-announced stock purchase program for State Street Common Stock, which was first authorized by the Board in 1995, and subsequently increased several times, most recently in 2001. Under the 1995 program, Common Stock of the Corporation was authorized for purchase for use in employee benefit programs and for general corporate purposes. The remaining number of shares authorized for purchase under this program was 4.260 million shares as of December 31, 2004.

This 1995 stock purchase program was terminated by action of the Board effective February 17, 2005. In its place, State Street’s Board of Directors has authorized a new publicly-announced stock purchase program for State Street Common Stock for use in employee benefit programs and for other corporate purposes. The number of shares authorized for purchase under this new program is 15 million. As of the date of filing of this report on Form 10-K, no shares had been purchased under the new program and all 15 million shares remained available for purchase.

State Street employs third-party broker-dealers to acquire shares on the open market for the Corporation’s publicly-announced stock purchase program.

RETURN ON EQUITY AND ASSETS AND CAPITAL RATIOS

The return on equity, return on assets, dividend payout ratio and equity to assets ratios for reported results for the years ended or as of December 31, were as follows:

	2004	2003	2002

Net Income to:
Average stockholders’ equity	13.3%	13.9%	24.1%
Average total assets	.84	.87	1.28

Dividends declared to net income	26.9	25.9	15.4
Average stockholders’ equity to average assets	6.3	6.3	5.3
Tangible common equity to adjusted total assets	4.5	4.5	4.9

Regulatory capital ratios were as follows as of December 31:

	|	REGULATORY GUIDELINES		|	STATE STREET		|	STATE STREET BANK		|
		Minimum	Well Capitalized		2004	2003		2004	2003

(Dollars in millions)

Regulatory Capital Ratios:
Tier 1 capital		4%	6%		13.3%	14.0%		11.6%	12.4%
Total capital		8	10		14.7	15.8		12.5	13.7
Tier 1 leverage ratio		3	5		5.5	5.6		5.3	5.4

At December 31, 2004, the Corporation’s and the Bank’s Tier 1 and total risk-based capital ratios were down from year-end 2003, resulting from the growth in retained earnings being out-paced by growth in total risk-weighted assets, primarily reflecting a change in the mix of investment securities and higher volumes of indemnified securities lending transactions.

To manage fluctuations in the Tier 1 and total risk-based capital of State Street and State Street Bank resulting from foreign currency translation, the Corporation has entered into foreign exchange forward contracts to hedge a portion of its net foreign investment in non-U.S. subsidiaries. The notional value of these contracts was €300 million, or approximately $407 million, at December 31, 2004.

On June 26, 2004, the Basel Committee on Banking Supervision released the final version of its capital adequacy framework (“Basel II”). Basel II’s framework includes minimum capital requirements, including capital for operational risk. U.S. banking regulatory agencies must now apply international risk-based capital guidance to rules to be implemented in the U.S. The U.S. regulatory agencies are expected to release proposed new rules for comment by mid-2005, with the final version anticipated by mid-2006. The new rules as applied in the U.S. are expected to become effective by January 1, 2007, subject to transitional implementation arrangements, and will become fully operational by January 1, 2008. Mandatory compliance will be required for large, internationally-active U.S. institutions, such as State Street. In preparation for compliance, the Corporation has developed a comprehensive implementation program to monitor the status and progress of Basel II, and is in the process of implementing the requirements and assessing the potential impact of Basel II on the Corporation. At this time, the Corporation cannot predict the final form of the rules in the U.S., nor their impact on the Corporation’s risk-based capital.

DIVIDENDS AND MARKET PRICE

	|	MARKET PRICE				|
		Dividends Declared	Low	High	End of Quarter

2004:
Fourth Quarter		$.17	$39.91	$49.25	$49.12
Third Quarter		.16	41.59	50.12	42.71
Second Quarter		.16	45.39	54.39	49.04
First Quarter		.15	49.00	56.90	52.13

2003:
Fourth Quarter		$.15	$45.08	$53.63	$52.08
Third Quarter		.14	38.65	48.51	45.00
Second Quarter		.14	30.37	41.71	39.40
First Quarter		.13	30.98	41.80	31.63

State Street has increased its quarterly dividend twice each year since 1978. Over the last ten years, dividends per share have grown at a 16% compound annual growth rate. Federal and State banking regulations place certain restrictions on dividends paid by subsidiary banks to State Street. At December 31, 2004, State Street Bank had $1.69 billion of retained earnings available for distribution to State Street in the form of dividends.

SPACESSM

In January 2003, in connection with its acquisition of the GSS business (see Note 2 in the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data”), State Street issued $345 million, or 1.725 million units, of SPACESSM. SPACES are collateralized, forward purchase contract units for additional shares of common stock of State Street. Each of the SPACES has a stated amount of $200 and consists of PACESSM, a fixed-share purchase contract and treasury securities, and COVERSSM, a variable-share repurchase contract. The SPACES investors will receive total annual payments of 6.75% on the units, payable quarterly, consisting of an annual 4.00% contract payment on the COVERS, an annual 0.75% contract payment on the PACES and a 2.00% annual return on the underlying treasury securities. The present value of the contract payments totaled $45 million, and was treated as a cost of capital and charged to surplus upon issuance. State Street will receive the proceeds of $345 million and issue common stock upon settlement of the fixed-share purchase contracts underlying the SPACES units on November 15, 2005.

Effective March 22, 2004, State Street exercised its right to fix the variable-share settlement rate of the variable-share repurchase contracts constituting part of the SPACES or existing separately as Separate COVERS, in accordance with the terms of the contracts. The variable-share settlement rate is fixed at 0.6949 shares per contract in accordance with a formula specified in the contracts.

After the effective date of March 22, 2004, a holder of a variable-share repurchase contract (whether held as a component of a SPACES or as a Separate COVERS) may settle the variable-share repurchase contract by delivery to the Purchase Contract Agent of that number of shares of common stock of State Street equal to the share settlement rate, as fixed.

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

CROSS-BORDER OUTSTANDINGS

Countries within which State Street has cross-border outstandings (primarily deposits) of at least 1% of its total assets as of December 31, were as follows:

	2004	2003	2002

(Dollars in millions)

United Kingdom	$2,355	$4,243	$4,433
Germany	3,971	3,834	3,223
Australia	1,760	1,528	1,198
Japan	941	1,490	947
France	—	1,346	—
Canada	1,383	1,175	1,283

Total outstanding	$10,410	$13,616	$11,084

Aggregate of cross-border outstandings in countries having between .75% and 1% of total assets at December 31, 2004, was $894 million (Netherlands), $865 million (France) and $707 million (Sweden); at December 31, 2003, was $842 million (Netherlands); and at December 31, 2002, was $783 million (Netherlands).

FAIR VALUE OF FINANCIAL INSTRUMENTS

The short duration of State Street’s assets and liabilities results in the fair value of its financial instruments equating to or closely approximating their balance sheet value. See Note 24 in the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for further discussion.

Further quantitative information on State Street’s assets and liabilities is furnished in Notes 3 through 9 in the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.”

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

State Street maintains a large portfolio of liquid assets, defined as cash and due from banks, interest-bearing deposits with banks, securities purchased under resale agreements and securities borrowed, federal funds sold, trading account assets and investment securities. As of December 31, 2004, the Corporation’s defined liquid assets were $79.31 billion or 84% of total assets, a significant portion of which can be sold on the open market to meet liquidity needs. Securities carried at $24.77 billion and $13.28 billion at December 31, 2004 and 2003, respectively, were designated as pledged securities for public and trust deposits, borrowed funds and for other purposes as provided by law. At December 31, 2004, State Street had defined short-term liabilities, which included deposits, securities sold under repurchase agreements, federal funds purchased and other short-term borrowings of $78.79 billion.

State Street Bank can issue bank notes with an aggregate limit of $750 million and with original maturities ranging from 14 days to five years. At December 31, 2004, no notes payable were outstanding and all $750 million was available for issuance. State Street can issue commercial paper with an aggregate limit of $3.00 billion and with original maturities of up to 270 days from the date of issue. At December 31, 2004, State Street had $966 million of commercial paper outstanding.

State Street maintains a universal shelf registration statement that allows for the offering and sale of unsecured debt securities, capital securities, common stock, depositary shares and preferred stock, and warrants to purchase such securities, including any shares into which the preferred stock and depositary shares may be convertible, or any combination thereof. At December 31, 2004, $469 million of State Street’s shelf registration statement was available for issuance.

In addition, in 2003, State Street Bank was authorized to issue $1.00 billion of subordinated bank notes that qualify as Tier 2 capital for bank regulatory purposes. At December 31, 2004, $600 million of subordinated bank notes remained available for issuance.

The Corporation currently maintains a line of credit of CAD $800 million to support its Canadian securities processing operations. The line of credit has no stated termination date and is cancellable by either party with prior notice. At the close of business on December 31, 2004, State Street did not have any balance due on the line of credit.

At December 31, 2004, $518 million was included in long-term debt that related to the capital leases for One Lincoln Street, an office building located in Boston, Massachusetts and the One Lincoln Street Garage that State Street began leasing in 2004.

State Street endeavors to maintain high investment-grade ratings on its debt, as measured by independent credit rating agencies. High ratings on debt minimize borrowing costs and enhance State Street’s liquidity by ensuring the largest possible market for the Corporation’s debt.

The credit ratings of State Street Corporation and State Street Bank are as follows at December 31, 2004:

	Standard & Poor’s	Moody’s	Fitch

State Street Corporation:
Commercial paper	A-1+	P-1	F1+
Senior debt	AA–	Aa3	AA–
Subordinated debt	A+	A1	A+
Capital securities	A	A1	A+

State Street Bank and Trust Company:
Short-term deposits	A-1+	P-1	F1+
Long-term deposits	AA	Aa2	AA
Senior debt	AA–	Aa2	AA–
Subordinated debt	AA–	Aa3	A+

Outlook:	Stable	Stable	Stable

With the exception of the Fitch, Inc. rating on senior debt, which was rated AA in 2003, there have been no changes in State Street’s ratings in 2004.

The Consolidated Statement of Cash Flows provides additional liquidity information.

CONTRACTUAL OBLIGATIONS

	|	PAYMENTS DUE BY PERIOD					|
CONTRACTUAL CASH OBLIGATIONS		Total	Less than 1 year	1–3 years	4–5 years	Over 5 years

(Dollars in millions)
As of December 31, 2004

Long-term debt(1)		$3,602	$115	$231	$563	$2,693
Operating leases		1,163	181	296	227	459
Capital lease obligations		976	50	103	104	719
SPACES		19	16	3	—	—

Total contractual cash obligations		$5,760	$362	$633	$894	$3,871

(1)  Long-term debt above excludes capital leases (reported as a separate line item) and the effect of interest rate swaps. Interest payments were calculated at the stated rate, with the exception of floating-rate debt for which payments were calculated using the indexed rate in effect at December 31, 2004.

COMMERCIAL COMMITMENTS

	|	TENURE OF COMMITMENT					|
OTHER COMMERCIAL COMMITMENTS		Total amounts committed(1)	Less than 1 year	1–3 years	4–5 years	Over 5 years
(Dollars in millions)
As of December 31, 2004

Liquidity asset purchase agreements		$19,890	$16,556	$2,034	$1,300
Loan commitments		12,731	11,049	1,135	542	$5
Standby letters of credit		4,155	1,472	1,676	538	469

Total commercial commitments		$36,776	$29,077	$4,845	$2,380	$474

(1) Amounts committed are reported net of participations.

Loan commitments (unfunded loans and unused lines of credit), liquidity asset purchase agreements and standby letters of credit are issued to accommodate the financing liquidity and credit enhancement needs of State Street’s clients. Loan commitments are agreements by State Street to lend monies at a future date. Liquidity asset purchase agreements are commitments to purchase receivables or securities, subject to conditions established in the agreements.

Approximately 85% of the loan commitments and asset purchase agreements expire within one year from the date of issue. As many of the commitments are expected to expire or renew without being drawn, the total commitment amounts do not necessarily represent future cash requirements.

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

State Street has a comprehensive and disciplined approach to risk management. The Board of Directors provides extensive review and oversight of the Corporation’s overall risk management program, including review of key risk metrics. Senior management is responsible for policy formulation, implementation of policies approved by the Board of Directors, and for day-to-day risk management. Enterprise Risk Management has the responsibility for overseeing the Corporation’s enterprise-wide risk management policies and guidelines. Management of the business areas is responsible for managing risk in their core activities. During 2004, executive management committees, such as the Major Risk Committee, the Fiduciary Review Committee and Financial Policy Committee, were dedicated to the review of business activities with significant risk content. In addition, corporate committees, such as the Investment Committee and the Corporate Compliance Committee, focused on risk topics across the Corporation, and business level committees, such as the Securities Finance Risk Management Committee, provided focused business area risk management review and oversight. During 2005, State Street is considering a reorganization of its risk management committees. The Board of Directors has been apprised of management’s intention to create an asset-liability management committee that would be cross-divisional and would assume the roles of some of these other committees.

The risk management program is complemented by Corporate Audit, whose role is to provide the Board of Directors and management with continuous monitoring and control assessments to ensure adherence to the Corporation’s policies and procedures and the effectiveness of its system of internal controls. Additionally, the internal control environment is evaluated through external examinations and regulatory compliance efforts, including Statement on Auditing Standards No. 70, which is applicable to service organizations, the FDIC Improvement Act of 1991, and the Sarbanes-Oxley Act of 2002.

While State Street believes its risk management program is effective in managing the risks of its business, the effectiveness of its policies and procedures for managing risk exposure can never be fully assured. For example, a material counterparty failure or a default of a material obligor could have an adverse effect on the results of operations of the Corporation.

ECONOMIC CAPITAL

State Street has implemented a methodology to quantify economic capital. The Corporation defines economic capital as the capital required to protect bondholders against unexpected economic losses over a one-year period at a level consistent with the solvency of a firm with a target debt rating. State Street quantifies capital requirements for the risks inherent in its business activities and groups them into one of the following broadly-defined categories.

•	Market risk: the risk of adverse financial impact due to fluctuations in market prices, primarily as they relate to State Street’s trading activities.

•	Structural interest-rate risk: the risk of loss in non-trading, asset-liability management positions, primarily balance sheet asset and liability mismatches, caused by interest-rate movements.

•	Credit risk: the risk of loss as a result of a borrower or counterparty default.

•	Operational risk: the risk of loss from inadequate or failed internal processes, people, and systems, or from external events, which is consistent with the Basel II definition.

•

 Business risk: the risk of adverse changes to the Corporation’s earnings from business factors, including changes in the competitive environment or changes in the operational economics of business activities.

Economic capital for each of these five categories is calculated on a stand-alone basis using statistical modeling techniques and then aggregated at the State Street consolidated level. A capital reduction or diversification benefit is then applied to reflect the unlikely event of experiencing an extremely large loss in each risk at the same time.

Economic capital levels are directly related to the Corporation’s risk profile. As such, it has become an integral part of State Street’s internal capital assessment process, and along with regulatory capital discussed in the “Capital” section, a key component in ensuring that State Street’s actual level of capital is commensurate with its risk profile, in compliance with all regulatory requirements, and sufficient to provide the Corporation with the financial flexibility to undertake future strategic business initiatives.

The framework and methodologies to quantify capital for each of the risk-types have been developed by Enterprise Risk Management and Treasury and are designed to be consistent with the Corporation’s risk management principles. The framework has been approved by senior management and has been reviewed by the Executive Committee of the Board of Directors. Due to the evolving nature of quantification techniques, State Street expects to continue to refine the methodologies used to estimate its economic capital requirements.

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

TRADING ACTIVITIES: FOREIGN EXCHANGE AND INTEREST RATE SENSITIVITY

As part of its trading activities, the Corporation assumes positions in both the foreign exchange and interest rate markets by buying and selling cash instruments and using financial derivatives, including foreign exchange forward contracts, foreign exchange and interest rate options, and interest rate swaps. As of December 31, 2004, the notional amounts of these derivative instruments were $375.87 billion, of which $364.36 billion were foreign-exchange forward contracts. In the aggregate, long and short foreign-exchange forward positions are closely matched to minimize currency and interest rate risk. All foreign exchange contracts are valued daily at current market rates.

The Corporation uses a variety of risk measurement and estimation techniques, including value at risk. Value at risk is an estimate of potential loss for a given period within a stated statistical confidence interval. State Street uses a risk management system to estimate value at risk daily for all material trading positions. The Corporation has adopted standards for estimating value at risk and maintains capital for market risk in accordance with the Federal Reserve’s Capital Adequacy Guidelines for market risk. Value at risk is estimated for a 99% one-tail confidence interval and an assumed one-day holding period using a historical observation period of greater than one year. A 99% one-tail confidence interval implies that daily trading losses should not exceed the estimated value at risk more than 1% of the time, or approximately three days out of the year. The methodology uses a simulation approach based on observed changes in interest rates and foreign exchange rates and takes into account the resulting diversification benefits provided from the mix of the Corporation’s trading positions.

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

The following table presents State Street’s market risk for its trading activities as measured by its value at risk methodology:

VALUE AT RISK	Average	Maximum	Minimum
(Dollars in millions)
Years ended December 31,

2004:
Foreign exchange products	$1.3	$3.5	$.3
Interest rate products	1.6	3.0	1.0

2003:
Foreign exchange products	$1.1	$2.9	$.4
Interest rate products	1.8	2.8	1.2

State Street compares actual daily profit and losses from trading activities to estimated one-day value at risk. For the years ended. December 31, 2004, 2003 and 2002, State Street did not experience any trading losses in excess of its end-of-day value at risk estimate.

NON-TRADING ACTIVITIES: CURRENCY RISK

State Street had $23.30 billion of non-U.S. dollar-denominated non-trading assets as of December 31, 2004, which were funded by non-U.S. dollar-denominated deposits. Ninety-six percent of State Street’s non-U.S. dollar-denominated, non-trading assets were in eight major currencies. Since non-trading assets are generally invested in the same currency in which the initial deposits are received, the risk associated with changes to currency exchange rates is minimal. To the extent that deposits are not reinvested in the same currency, the resulting net currency positions are managed as part of trading risk as discussed above.

In general, the maturities of these non-trading assets and liabilities are short term. To the extent duration mismatches exist, they are managed as part of State Street’s consolidated asset/liability management activities, and the related market risk is included in the following non-trading interest rate sensitivity disclosure.

NON-TRADING ACTIVITIES: INTEREST RATE SENSITIVITY

The objective of interest rate sensitivity management is to provide sustainable net interest revenue under various economic environments and to protect asset values from adverse effects of changes in interest rates. State Street manages the structure of interest-earning assets and interest-bearing liabilities by adjusting the mix, yields and maturity or repricing characteristics based on market conditions. During 2004, State Street created a centralized treasury function to manage State Street’s interest-rate risk. Since interest-bearing sources of funds are predominantly short term, State Street maintains a relatively short-term structure for its interest-earning assets, including money market assets, investments and loans. Interest rate swaps are used minimally as part of overall asset and liability management to augment State Street’s management of interest rate exposure. State Street uses three tools for measuring interest rate risk: simulation, duration and gap analysis.

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

Simulation models facilitate the evaluation of the potential range of net interest revenue under a “most likely” scenario, alternative interest rate scenarios and rate shock tests. Based upon results of the simulation model as of December 31, 2004, there would be a decrease in net interest revenue of $49 million over the following 12 months for an immediate 100-basis-point increase in all global interest rates. If interest rates immediately decreased by 100 basis points, the model shows an increase in net interest revenue of less than $3 million over the following 12 months.

Duration measures the change in the economic value of assets and liabilities for given changes in interest rates. Based upon the results of the duration model as of December 31, 2004, there would be a decrease in the economic value of assets, net of liabilities, of $371 million, or .40% of assets, as a result of an immediate increase in all global interest rates of 100 basis points. In the event of an immediate decrease of 100 basis points to interest rates, the model shows an increase of $271 million, or .29% of assets, to the economic value of assets, net of liabilities.

The third measure of interest rate risk, gap analysis, is the difference in asset and liability repricing on a cumulative basis within a specified time period. As of year-end 2004, interest-bearing liabilities will reprice faster than interest-earning assets over the next 12 months, as has been typical for State Street. If all other variables remained constant, in the short term, falling interest rates would lead to net interest revenue that is higher than it would otherwise have been. Rising rates would lead to lower net interest revenue. Other important determinants of net interest revenue are balance sheet size and mix, interest rate spreads, the slope of the yield curve, and rate levels.

Measures of interest-rate sensitivity are monitored by the respective business units, Treasury and the Investment and Financial Policy Committees.

CREDIT RISK

Credit and counterparty risk is the risk that a borrower or counterparty may not be able or willing to repay borrowings or settle contractual obligations. The extension of credit and acceptance of counterparty risk are governed by corporate guidelines that consider the markets served, conservativism, counterparty and country concentration, and regulatory compliance. State Street maintains robust guidelines and procedures to monitor and manage all aspects of credit and counterparty risk.

Investments in debt and equity securities, including investments in affiliates, are closely monitored in relation to corporate guidelines set by a corporate oversight committee. These guidelines set limits on counterparty and country concentration, volume of securities held, and portfolio mix.

State Street periodically reviews its investment portfolio to determine if an other-than-temporary impairment has occurred. This review encompasses all investment securities and includes such quantitative factors as the length of time the cost basis has exceeded the fair value and the severity of the impairment measured as the ratio of fair value to amortized cost, and includes all investment securities for which State Street has issuer-specific concerns regardless of quantitative factors. After a full review of all investment securities, taking into consideration current economic conditions, adverse situations that might affect the ability of State Street to fully collect interest and principal, timing of future payments, the value of underlying collateral of asset-backed securities, and other relevant factors, State Street determined that the total of non-performing assets at December 31, 2004, was $7 million, comparable to $7 million at year-end 2003.

Rigorous processes for credit approval and monitoring cover cash and due from banks, interest-bearing deposits with banks, securities sold under repurchase agreements, federal funds sold, loans and lease financings, foreign exchange trading, off-balance sheet credit facilities and enhancements, and indemnified securities lending. Thorough due diligence appropriate to the size and tenor of the exposure and the size and quality of the counterparty is completed as part of the approval and renewal process. Exposures to these entities are aggregated and evaluated by a dedicated corporate risk management group.

State Street purchases securities under agreements to resell the securities. Risk is managed by establishing the acceptability of counterparties, limiting the types of securities purchased almost exclusively to U.S. Treasury and federal agency securities, which are lower in credit risk, by taking possession or control of the assets underlying the transactions, by monitoring the level of underlying collateral and by limiting the duration of the agreements. Securities are revalued daily to determine if additional collateral is necessary from the borrower. The majority of repurchase agreements are short-term, with maturities of less than 90 days.

State Street’s credit guidelines address the size of individual loan and lease exposures to reduce risk through diversification. Loans and leases are evaluated on an individual basis to determine the appropriateness of originating or renewing the exposure. State Street does not have a general rollover policy.

State Street maintains an allowance for loan losses to absorb probable credit losses in the loan portfolio. Management’s review of the adequacy of the allowance for loan losses is ongoing throughout the year and is based on many factors, including previous loss experience, current economic conditions and adverse situations that may affect the borrowers’ ability to repay, timing of future payments, estimated value of the underlying collateral and other relevant factors.

State Street uses an internal rating system to assess potential risk of loss based on current economic and/or client financial indicators. Loans and leases in excess of $1 million that are adversely classified using State Street’s internal rating system are reviewed individually to evaluate risk of loss and are assigned a specific allocation of the allowance. These specific allocations include evaluations of the counterparty’s financial strength, discounted cash flows, collateral, appraisals and guarantees. The remainder of the allowance is a general reserve for the exposures not specifically allocated a portion of the allowance, and takes into account factors such as portfolio concentrations, expected losses, current economic conditions and other risk factors.

The provision for loan losses is a charge to earnings for the current period that is required to maintain the total allowance at a level considered adequate in relation to the level of risk in the loan portfolio. In 2004, State Street reversed $18 million through the provision for loan losses, reflecting a reduction in specific credit risk exposures and a reduction in the reserve that resulted from an enhanced evaluation methodology. In 2003, no provision for loan losses was recorded. The provision for loan losses was $4 million, $10 million and $9 million in 2002, 2001 and 2000, respectively.

The changes in the allowance for loan losses for the years ended December 31, were as follows:

	2004	2003	2002	2001	2000

(Dollars in millions)

U.S.:
Balance at beginning of year	$43	$43	$40	$41	$33
Provision for loan losses	(15)	–	4	8	7
Loan charge-offs — commercial and financial	–	–	(3)	(9)	–
Recoveries — commercial and financial	–	–	3	–	1
Transferred upon sale(1)	–	–	(1)	–	–
Reclassification(2)	(14)	–	–	–	–

Balance at end of year — U.S.	14	43	43	40	41

Non-U.S.:
Balance at beginning of year	18	18	18	16	15
Provision for loan losses	(3)	–	–	2	2
Loan charge-offs	–	–	–	–	(1)
Reclassification(2)	(11)	–	–	–	–

Balance at end of year — Non-U.S.	4	18	18	18	16

Total balance at end of year	$18	$61	$61	$58	$57

Ratio of net charge-offs (recoveries) to average loans outstanding	.00%	.00%	.04%	.14%	(.02)%

(1)	In December 2002, State Street completed the sale of its Global Trade Banking business, which included the transfer of $1 million of the allowance for loan loss.
(2)

During 2004, State Street reclassified $25 million of the allowance for loan losses to other liabilities as a reserve for off-balance sheet commitments. Subsequent to the reclassification, the reserve for off-balance sheet commitments was reduced by $10 million, and recorded as an offset to other operating expenses.

At December 31, 2004, the allowance for loan losses was $18 million, less than 1% of total loans, compared with an allowance of $61 million, or 1.21% of total loans a year ago.

Past due loans are loans on which principal or interest payments are over 90 days delinquent, but where interest continues to be accrued. There were no past-due loans as of December 31, 2004, 2003 and 2002. There were less than $1 million in past-due loans as of December 31, 2001 and 2000. Past-due loans to non-U.S. clients at December 31, 2001 were less than $1 million. There were no past-due loans to non-U.S. clients at December 31, 2000.

It is State Street’s policy to place loans on a non-accrual basis when they become 60 days past due as to either principal or interest, or when, in the opinion of management, full collection of principal or interest is unlikely. Loans 60 days past due, but considered both well secured and in the process of collection, are treated as exceptions and may be exempted from non-accrual status. When the loan is placed on non-accrual status, the accrual of interest is discontinued and previously recorded but unpaid interest is reversed and charged against net interest revenue.

There were no non-accrual loans at year-end 2004, 2003 and 2002, less than $1 million at year-end 2001, and $4 million at year-end 2000. Non-accrual loans for year-end 2001 and 2000 were to U.S. clients.

State Street provides clients with liquidity and credit enhancement facilities, in the form of letters of credit, lines of credit and liquidity asset purchase agreements. These exposures are subject to the same credit analysis, approval and review processes as employed for the loan and lease portfolio. State Street maintains a separate reserve for probable credit losses related to certain of these off-balance sheet activities. Management’s review of the adequacy of the reserve is ongoing throughout the year.

On behalf of its clients, State Street lends securities to creditworthy banks, broker-dealers and other institutions. In certain circumstances, State Street may indemnify its clients for the fair market value of those securities against a failure of the borrower to return such securities. State Street requires the borrowers to provide collateral in an amount equal to or in excess of 102% of the fair market value of the securities borrowed. The borrowed securities are revalued daily to determine if additional collateral is necessary. State Street held, as agent, cash and U.S. government securities totaling $360.61 billion and $271.27 billion as collateral for indemnified securities on loan at December 31, 2004 and 2003, respectively.

OPERATIONAL RISK

State Street defines operational risk as the potential for losses resulting from inadequate or failed internal processes, people and systems, and from external events. State Street is the world’s leading provider of services to institutional investors and the Corporation’s clients have a broad array of complex and specialized servicing, confidentiality and fiduciary requirements. Active management of operational risk is an integral component of all aspects of our business and responsibility for the management of operational risk lies with every individual in the Corporation. State Street’s Operational Risk Policy Statement defines operational risk and details roles and responsibilities for managing operational risk. It provides a mandate within which sound practices, including programs, processes, and those elements required by regulation, are implemented to ensure that operational risk is identified, measured, managed and controlled in an effective and consistent manner across the Corporation.

State Street maintains an operational risk governance structure to ensure responsibilities are clearly defined and to provide independent oversight of operational risk management. Enterprise Risk Management oversees the Corporation’s enterprise-wide operational risk management program. The Major Risk and Operational Risk Committees review key metrics and policies related to operational risk, provide oversight functions to ensure compliance with the operational risk program, and escalate operational risk issues of note to the Executive Committee of the Board of Directors. Corporate Audit performs independent reviews of the application of operational risk management practices and methodologies and reports to the Examining and Audit Committee of the Board of Directors.

State Street’s internal control environment is designed to provide a sound operational environment. The Corporation’s discipline in managing operational risk provides the structure to identify, evaluate, control, monitor, measure, mitigate and report operational risk.

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

See Note 23 in the Notes to the Consolidated Financial Statements, included in Part II, Item 8, “Financial Statements and Supplementary Data” for more information regarding special purpose entities.

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

As further explained in Note 22 in the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” State Street utilizes derivative instruments in the Corporation’s balance sheet management program. Hedge ineffectiveness from these derivative instruments exposes the Corporation to potential volatility in its Consolidated Statement of Income.

If the interest-rate hedges employed in the Corporation’s balance sheet management strategy were determined to be less than perfectly effective, the ineffectiveness would be reported in current period earnings. For hedges determined to be not highly effective, the entire change in value of the derivatives would be reported in current period earnings through processing fees and other revenue.

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

State Street’s significant accounting policies are described in Note 1 in the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.” The majority of these accounting policies do not require management to make difficult, subjective or complex judgments or estimates, or the variability of the estimates is not material. However, the following policies could be deemed critical. State Street’s management has discussed these critical accounting estimates with the Examining and Audit Committee of the Board of Directors.

LEASE FINANCING

State Street has a leveraged lease financing portfolio, including lease-in-lease-out structures, consisting of U.S. and cross-border financings, primarily for transportation equipment, including trains, aircraft and ships. State Street has provided lease financing services since 1981, and at December 31, 2004, the portfolio aggregated $2.28 billion, and is reflected in Note 4 in the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.” This portfolio is recorded net of non-recourse debt, and revenue is recognized as interest revenue. Interest revenue from the lease portfolio was $57 million in 2004. Due to the long-term, cross-border nature of many of these leases and the number of assumptions, including residual values, cash flows and income tax regulations and rates, risk is associated with this revenue should any of these assumptions change in future periods.

CONTINGENCIES AND OTHER RESERVES

State Street has established reserves for risk of losses, including loan losses and tax contingencies. The allowance for loan losses is maintained at a level adequate to absorb probable losses as further described in Note 1 in the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.”

In the normal course of business, State Street is subject to challenges from U.S. and non-U.S. tax authorities regarding the amount of taxes due. These challenges may result in adjustments to the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. See Note 19 in the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for further information on tax matters.

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

NEW ACCOUNTING DEVELOPMENTS

Information related to new accounting pronouncements appears in Note 1 in the Notes to the Consolidated Financial Statements, included in Part II, Item 8, “Financial Statements and Supplementary Data.”

To Our Shareholders

As the world’s leading provider of services to institutional investors, we help our customers implement their global investment strategies. At a more fundamental level, our capabilities help spread the benefits of sound investment around the world, as demand grows for professional care and management of financial assets.

For decades, we have not lost sight of our mission and we continue to provide the stability, safety and soundness that you have come to expect from State Street.

Three themes guided our actions in 2004. First, we benefited from our expanded presence, having successfully transitioned the Global Securities Services (GSS) business acquired from Deutsche Bank in 2003. Mandates from our customers, both existing and new, generated 19 percent gains on an operating basis in servicing and management fee revenue. Assets under custody grew to $9.5 trillion and assets under management to $1.4 trillion, record levels for both.

Second, we heightened our focus on institutional investors and sharpened our priorities. We looked closely at our business model and made tough decisions to eliminate or combine operations that did not match our long-term objectives.

Third, we confronted the realities of a slower growth environment by carefully allocating resources and implementing more rigorous expense management.

Our business remained strong in 2004. Operating revenue rose 14 percent and earnings per share increased 8 percent, marking our 27th consecutive year of operating EPS growth.

Around the world, we added more than 1,600 mandates during the year, including a groundbreaking multijurisdictional outsourcing contract from AXA Investment Managers, and expanded relationships with existing customers. We launched new investment products and broadened our foreign exchange and equity trading services globally. The ever-evolving regulatory landscape increased demand from customers for reporting tools and services that help them improve transparency and controls.

State Street Global Advisors continues to lead across active, enhanced and passive investment management products and strategies. Sadly, the industry lost a first-class executive, and we lost a friend, when SSgA Chairman and CEO Timothy B. Harbert passed away unexpectedly in August. SSqA's strong performance is a tribute to the team that Tim helped to build.

The task before us is to position State Street as the premier provider in all the markets we serve, while generating consistent earnings in a period of slower growth. Achieving this requires balance. We will continue to apply greater fiscal discipline and focus on expenses, while still maintaining our distinct entrepreneurial spirit.

I am committed to delivering high performance in our business, opportunity for our employees, and active participation in our communities. We are working around the clock worldwide to ensure that success.

Thank you for investing in State Street.

Sincerely,

Ronald E. Logue
Chairman and Chief Executive Officer

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information concerning quantitative and qualitative disclosures about market risk appears in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” under the caption “Market Risk.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Further discussion of restrictions on transfer of funds from State Street Bank to the Registrant is included in Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” under the caption “Related Stockholders Matters” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” under the caption “Capital.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE STOCKHOLDERS AND BOARD OF DIRECTORS
STATE STREET CORPORATION

We have audited the accompanying consolidated statement of condition of State Street Corporation as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of State Street Corporation at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of State Street Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2005 expressed an unqualified opinion thereon.

As discussed in Note 1 to the financial statements, in 2003, State Street Corporation changed its method of accounting for stock-based compensation.

Boston, Massachusetts
February 17, 2005

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF INCOME

	2004	2003	2002
(Dollars in millions, except per share data)
Years ended December 31,

Fee Revenue:
Servicing fees	$2,263	$1,950	$1,531
Management fees	623	533	485
Securities lending	259	245	226
Foreign exchange trading	420	391	300
Brokerage fees	155	122	124
Processing fees and other	328	315	184

Total fee revenue	4,048	3,556	2,850

Net Interest Revenue:
Interest revenue	1,787	1,539	1,974
Interest expense	928	729	995

Net interest revenue	859	810	979
Provision for loan losses	(18)	–	4

Net interest revenue after provision for loan losses	877	810	975
Gain on the sales of available-for-sale investment securities, net	26	23	76
Gain on the sale of the Private Asset Management business, net of exit and other associated costs	–	285	–
Gain on the sale of the Corporate Trust business, net of exit and other associated costs	–	60	495

Total revenue	4,951	4,734	4,396

Operating Expenses:
Salaries and employee benefits	1,957	1,731	1,654
Information systems and communications	527	551	373
Transaction processing services	398	314	246
Occupancy	363	300	246
Merger, integration and divestiture costs	62	110	–
Restructuring costs	21	296	20
Other	431	320	302

Total operating expenses	3,759	3,622	2,841

Income before income tax expense	1,192	1,112	1,555
Income tax expense	394	390	540

Net income	$798	$722	$1,015

Earnings Per Share:
Basic	$2.38	$2.18	$3.14
Diluted	2.35	2.15	3.10

Average Shares Outstanding (in thousands):
Basic	334,606	331,692	323,520
Diluted	339,605	335,326	327,477

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CONDITION

	2004	2003
(Dollars in millions)
As of December 31,

Assets
Cash and due from banks	$2,035	$3,376
Interest-bearing deposits with banks	20,634	21,738
Securities purchased under resale agreements	12,878	9,447
Federal funds sold	5,450	104
Trading account assets	745	405
Investment securities (including securities pledged of $24,770 and $13,278)	37,571	38,215
Loans (less allowance of $18 and $61)	4,611	4,960
Premises and equipment	1,444	1,212
Accrued income receivable	1,204	1,015
Goodwill	1,497	1,369
Other intangible assets	494	482
Other assets	5,477	5,211

Total assets	$94,040	$87,534

Liabilities
Deposits:
Noninterest-bearing	$13,671	$7,893
Interest-bearing — U.S.	2,843	5,062
Interest-bearing — Non-U.S.	38,615	34,561

Total deposits	55,129	47,516
Securities sold under repurchase agreements	21,881	22,806
Federal funds purchased	435	1,019
Other short-term borrowings	1,343	1,437
Accrued taxes and other expenses	2,603	2,424
Other liabilities	4,032	4,363
Long-term debt	2,458	2,222

Total liabilities	87,881	81,787

Stockholders’ Equity
Preferred stock, no par: authorized 3,500,000; issued none
Common stock, $1 par: authorized 500,000,000; issued 337,126,000 and 337,132,000	337	337
Surplus	289	329
Retained earnings	5,590	5,007
Accumulated other comprehensive income	92	192
Treasury stock, at cost (3,481,000 and 2,658,000 shares)	(149)	(118)

Total stockholders’ equity	6,159	5,747

Total liabilities and stockholders’ equity	$94,040	$87,534

The accompanying notes are an integral part of these financial statements.

     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	|	COMMON STOCK		|				|	TREASURY STOCK		|
	Shares		Amount		Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Shares		Amount	Total

(Dollars in millions, except per share data, shares in thousands)

Balance at December 31, 2001		329,999	$330		$110	$3,612	$70		6,329	$(277)	$3,845

Comprehensive Income:
Net income						1,015					1,015
Change in net unrealized gains/losses on available-for-sale securities, net of related taxes of $3							4				4
Foreign currency translation, net of related taxes of $25							46				46
Change in unrealized gains/losses on cash flow hedges, net of related taxes of $(10)							(14)				(14)

Total comprehensive income						1,015	36				1,051
Cash dividends declared — $.48 per share						(155)					(155)
Common Stock acquired									1,636	(75)	(75)

Common Stock issued pursuant to:
Stock awards and options exercised, including tax benefit of $23		(7)			4				(2,657)	117	121
Debt conversion					(10)				(243)	10	—

Balance at December 31, 2002		329,992	330		104	4,472	106		5,065	(225)	4,787

Comprehensive Income:
Net income						722					722
Change in net unrealized gains/losses on available-for-sale securities, net of related taxes of $(20)							(26)				(26)
Foreign currency translation, net of related taxes of $68							109				109
Change in unrealized gains/losses on cash flow hedges, net of related taxes of $2							3				3

Total comprehensive income						722	86				808
Cash dividends declared — $.56 per share						(187)					(187)
Present value of the estimated fees payable with respect to SPACES, pursuant to January 14, 2003 Registration Statement					(57)						(57)
Common stock acquired									80	(3)	(3)

Common Stock issued pursuant to:
Public stock offering		7,153	7		260						267
Stock awards and options exercised, including tax benefit of $13		(13)			4				(2,025)	89	93
Debt conversion					(1)				(21)	1	—
Modified stock awards and options for restructuring					19				(385)	17	36
Other									(56)	3	3

Balance at December 31, 2003		337,132	337		329	5,007	192		2,658	(118)	5,747

Comprehensive Income:
Net income						798					798
Change in net unrealized gains/losses on available-for-sale securities, net of related taxes of $(91)							(130)				(130)
Change in minimum pension liability, net of related taxes of $(19)							(26)				(26)
Foreign currency translation, net of related taxes of $17							85				85
Change in unrealized gains/losses on cash flow hedges, net of related taxes of $(1)							(3)				(3)
Change in unrealized gains/losses on hedges of net investments in foreign subsidiaries, net of related taxes of $(14)							(26)				(26)

Total comprehensive income						798	(100)				698
Cash dividends declared — $.64 per share						(215)					(215)
Common stock acquired									4,098	(178)	(178)
Impact of fixing the variable-share settlement rate of SPACES					(26)						(26)

Common Stock issued pursuant to:
Stock awards and options exercised, including tax benefit of $20		(6)			(10)				(3,128)	141	131
Debt conversion					(4)				(104)	4	—
Other									(43)	2	2

Balance at December 31, 2004		337,126	$337		$289	$5,590	$92		3,481	$(149)	$6,159

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

	2004	2003	2002

(Dollars in millions, except per share data) Years ended December 31,

Operating Activities
Net income	$798	$722	$1,015
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash adjustments for depreciation, amortization, accretion, provision for loan losses and deferred income tax expense	639	613	590
Gain on sales of divested businesses, net of exit and other associated costs	—	(345)	(495)
Securities gains, net	(26)	(23)	(76)
Change in trading account assets, net	(340)	579	(80)
Other, net	(655)	(57)	16

Net Cash Provided by Operating Activities	416	1,489	970

Investing Activities
Net decrease (increase) in interest-bearing deposits with banks	1,104	6,405	(7,826)
Net (increase) decrease in federal funds sold and securities purchased under resale agreements	(8,777)	7,664	(535)
Proceeds from sales of available-for-sale securities	8,035	13,676	7,220
Proceeds from maturities of available-for-sale securities	15,387	24,033	18,665
Purchases of available-for-sale securities	(23,408)	(46,799)	(32,954)
Proceeds from maturities of held-to-maturity securities	1,107	1,362	1,038
Purchases of held-to-maturity securities	(892)	(1,440)	(1,143)
Net decrease (increase) in loans	451	(760)	1,266
Proceeds from sales of divested businesses, net	—	347	642
Business acquisitions, net of cash acquired	(100)	(1,250)	(80)
Purchases of equity investments and other long-term assets	(86)	(32)	(36)
Purchases of premises and equipment	(336)	(324)	(272)
Other	60	27	—

Net Cash (Used) Provided by Investing Activities	(7,455)	2,909	(14,015)

Financing Activities
Net increase in deposits	7,584	819	6,918
Net (decrease) increase in short-term borrowings	(1,603)	(4,036)	5,965
Proceeds from issuance of long-term debt, net of issuance costs	—	742	—
Payments for long-term debt and obligations under capital leases	(9)	(102)	(2)
Proceeds from issuance of common stock/SPACES, net of issuance costs	—	257	—
Purchases of common stock	(178)	(3)	(75)
Proceeds from issuance of treasury stock	113	119	98
Payments for cash dividends	(209)	(179)	(149)

Net Cash Provided (Used) by Financing Activities	5,698	(2,383)	12,755

Net (Decrease) Increase	(1,341)	2,015	(290)
Cash and due from banks at beginning of year	3,376	1,361	1,651

Cash and Due from Banks at End of Year	$2,035	$3,376	$1,361

Supplemental Disclosure:
Interest paid	$911	$736	$1,032
Income taxes paid	237	175	134
Non-cash investment in capital leases	235	287	—

The accompanying notes are an integral part of these financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND NATURE OF OPERATIONS

State Street Corporation (“State Street” or the “Corporation”) is a financial holding company and reports two lines of business. Investment Servicing provides services for U.S. mutual funds, collective funds worldwide, corporate and public retirement plans, insurance companies, foundations, endowments, and other investment pools. Products include custody, accounting, daily pricing and administration; master trust and master custody; recordkeeping; foreign exchange and trading services; securities lending; deposit and short-term investment facilities; loans and lease financing; investment and hedge fund manager operations outsourcing; and performance, risk and compliance analytics to support institutional investors. Investment Management offers a broad array of services for managing financial assets, including investment management and investment research services, primarily for institutional investors worldwide; these services include passive and active U.S. and non-U.S. equity and fixed income strategies, and other related services, such as securities lending.

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

The assets and liabilities of non-U.S. operations are translated at month-end exchange rates, and revenue and expenses are translated at rates that approximate average monthly exchange rates. Gains or losses from the translation of the net assets of non-U.S. subsidiaries, net of related taxes, are reported in accumulated other comprehensive income.

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

SECURITIES

Debt securities are held in both the investment and trading account portfolios. Debt and marketable equity securities that are classified as available for sale are reported at fair value, and the after-tax net unrealized gains and losses are reported in accumulated other comprehensive income (loss), a component of stockholders’ equity. Securities classified as held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts. Gains or losses on sales of available-for-sale securities are computed based on the specific identification method. Trading account assets are held in anticipation of short-term market movements and for resale to clients. Trading account assets are carried at fair value with unrealized gains and losses reported in processing fees and other revenue.

When the fair value of an investment security declines below its amortized cost, State Street considers available evidence, including the duration and extent to which the fair value has been less than cost, to evaluate if the decline is other than temporary. If the decline is considered other than temporary, the amortized cost basis of the investment security is written down to its current fair value, which becomes the new cost basis, and a charge to income is recorded and included in processing fees and other revenue.

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

It is State Street’s policy to place loans on a non-accrual basis when they become 60 days past due as to either principal or interest, or when, in the opinion of management, full collection of principal or interest is unlikely. Loans 60 days past due, but considered both well secured and in the process of collection, are treated as exceptions and may be exempted from non-accrual status. When the loan is placed on non-accrual status, the accrual of interest is discontinued and previously recorded but unpaid interest is reversed and charged against net interest revenue. For loans categorized as non-accrual, revenue is recognized on a cash basis, if and when interest payments are received.

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

ALLOWANCE FOR CREDIT LOSSES

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

Loans are charged off to the allowance for loan losses in the reporting period in which either an event occurs that confirms the existence of a loss or it is determined that a loan or a portion of a loan is not collectible. Recoveries are recorded on a cash basis.

In addition, the Corporation maintains a reserve for off-balance sheet credit exposures that is included in other liabilities in the Consolidated Statement of Condition. The adequacy of the reserve is subject to the same considerations and review as the allowance for loan losses. Provisions to change the level of the reserve are included in other operating expenses.

PREMISES AND EQUIPMENT

Buildings, leasehold improvements, computers, software and other equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization charged to operating expenses are computed using the straight-line method over the estimated useful life of the related asset or the remaining term of the lease. For owned and capitalized assets, estimated useful lives range from 3 to 40 years. Maintenance and repairs are charged to expense as incurred, while major leasehold improvements are capitalized and expensed over their useful lives. For premises held under leases where State Street has an obligation to restore the facilities to their original condition upon expiration of the lease, State Street accrues the anticipated related costs over the life of the lease.

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

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the cost of an acquisition over the fair value of the net tangible and other intangible assets acquired. Other intangible assets represent purchased assets that can be distinguished from goodwill because of contractual rights or because the asset can be exchanged on its own or in combination with a related contract, asset or liability. Customer list intangible assets are amortized on a straight-line basis over fifteen years. Goodwill is not amortized, but is subject to annual impairment tests whereby goodwill is allocated to the Corporation’s reporting units. Impairment is deemed to exist if the carrying value of a reporting unit, including its allocation of goodwill and intangibles, exceeds its estimated fair value. If it is determined, based on these reviews, that goodwill is impaired, the value of goodwill is adjusted through a charge to earnings.

INVESTMENTS IN AFFILIATES

Investments in affiliates in which the Corporation has the ability to exercise significant influence, but not control, are accounted for using the equity method, unless the affiliate is determined to be a variable interest entity (“VIE”) for which State Street is considered the primary beneficiary, in which case, State Street consolidates the VIE.

DERIVATIVE FINANCIAL INSTRUMENTS

State Street records derivative instruments at fair value in the Consolidated Statement of Condition. The change in fair value of the Corporation’s derivative instruments is recorded currently in earnings, except for certain interest-rate swap agreements that are accounted for as cash flow or fair value hedges. The Corporation has determined that the interest-rate swaps accounted for as cash flow hedges and hedges of net investments in foreign subsidiaries constitute fully effective hedges, and as such, all changes in fair value of these agreements, net of tax, are reported in accumulated other comprehensive income. For interest-rate swaps designated as fair value hedges, the changes in fair value of the derivative instrument, as well as the hedged item, are both reported in earnings in the current period in processing fees and other revenue.

At both the inception of the hedge and on an ongoing basis, State Street formally assesses and documents the effectiveness of a derivative instrument in offsetting changes in the fair value of hedged items and the likelihood that the derivative instrument will remain highly effective in future periods. State Street discontinues hedge accounting prospectively when it determines that the derivative instrument is no longer effective in offsetting changes in fair value or cash flows of the underlying exposure being hedged, the derivative instrument expires, terminates or is sold, or management discontinues the derivative’s hedge designation.

Unrealized gains and losses on foreign exchange and interest rate contracts are reported at fair value in the Consolidated Statement of Condition as a component of other assets and other liabilities, respectively, on a gross basis except where such gains and losses arise from contracts covered by qualifying master netting agreements.

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

PENSIONS

The Corporation’s qualified retirement plans cover substantially all full-time employees and certain part-time employees. Pension expense under these plans is calculated in accordance with the guidance contained in Statement of Financial Accounting Standards (“SFAS”) No. 87, “Employers’ Accounting for Pensions.” This expense is charged to current operations and consists of several components based on various actuarial assumptions regarding future experience under the plans.

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

STOCK-BASED COMPENSATION

For 2002, the Corporation applied the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and related interpretations in accounting for its stock-based compensation plans. No stock-based employee compensation expense is reflected in net income in 2002, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

On January 1, 2003, State Street adopted SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), which provides for the expensing of stock options using the fair value method. State Street used the prospective transition method afforded under SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” an amendment to SFAS No. 123. Under this method, compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the service period of the award.

A Black-Scholes option-pricing model was used for purposes of estimating the fair value of State Street’s employee stock options at the grant date under SFAS No. 123. The weighted average assumptions for the years ended December 31 were:

	2004	2003	2002

Dividend yield	1.35%	1.46%	1.45%
Expected volatility	27.10	30.00	30.00
Risk free interest rate	3.02	3.10	3.14
Expected option lives (in years)	5.0	5.2	5.2

The weighted average fair value of stock options granted in 2004, 2003 and 2002 was $13.17, $12.62 and $11.43 per share, respectively.

The following table illustrates the pro forma effect on net income and earnings per share as if the fair value method had been applied to all outstanding and unvested stock options in each period:

	2004	2003		2002
(Dollars in millions, except per share data)
Years Ended December 31,

Net income, as reported	$798	$722		$1,015
Add: Stock option compensation expense included in reported net income, net of related taxes	15	22	(1)	—
Deduct: Total stock option compensation expense determined under fair value method for all awards, net of related taxes	(42)	(61)		(49)

Pro forma net income	$771	$683		$966

Earnings per share:
Basic — as reported	$2.38	$2.18		$3.14
Basic — pro forma	2.30	2.06		2.99

Diluted — as reported	$2.35	$2.15		$3.10
Diluted — pro forma	2.27	2.04		2.95

(1)

State Street accelerated the recognition of stock option expense of $29 million, or $19 million after tax, in the second quarter of 2003 in connection with its restructuring activities. The remaining $3 million of after-tax expense relates to the adoption of SFAS No. 123. See Note 16 for further details.

RECLASSIFICATIONS

Certain previously reported amounts have been reclassified to conform to the current method of presentation.

ACCOUNTING CHANGES AND RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123-R”), which is a revision of SFAS No. 123. SFAS No. 123-R supercedes APB No. 25 and amends SFAS No. 95, “Statement of Cash Flows.” This statement requires the fair value of all share-based payments to employees be recognized in the Consolidated Statement of Income. SFAS No. 123-R is effective for State Street beginning on July 1, 2005. State Street expects to adopt SFAS No. 123-R using the modified prospective method, which requires the recognition of expense over the remaining vesting period for the portion of awards not fully vested as of July 1, 2005. State Street does not expect the adoption of SFAS No. 123-R to have a significant impact on the financial position or results of operations of the Corporation.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). As a result of this Interpretation, State Street applied an expected loss model to its special purpose entities (“SPEs”), which issue asset-backed commercial paper, to determine the primary beneficiary of these variable interest entities (“VIEs”). Variable interests factored into the model included basis risk, credit risk, interest risk and fees paid to the administrator. State Street holds no equity ownership interest in these VIEs, which are structured as bankruptcy-remote corporations. As a result of the model, State Street modified the VIEs by selling certain fixed rate assets and related interest rate swaps, and issuing subordinated notes to outside investors. Those changes clarify the fact that State Street is not the primary beneficiary, as defined in FIN 46, and as such does not consolidate the VIEs.

Additionally, State Street deconsolidated the trusts that issue trust preferred capital securities in the fourth quarter of 2003. The impact of deconsolidating the trusts was an increase to other assets and long-term debt of $31 million. In December 2003, the FASB issued a revised version of FIN 46 (“FIN 46-R”) that deferred the effective date of the Interpretation as it related to certain types of variable interest entities until March 31, 2004. The adoption of FIN 46-R, as of March 31, 2004, did not materially impact the financial position or results of operations of the Corporation.

NOTE 2 DIVESTITURES AND ACQUISITIONS

On October 31, 2003, State Street completed the sale of its Private Asset Management business to U.S. Trust. Under the terms of the agreement, the transaction was valued at $365 million, of which approximately five percent is subject to the successful transition of the business. The Corporation recorded a pre-tax gain of $285 million from the transaction, or $.56 in diluted earnings per share, after providing for $62 million of exit and other associated costs. Exit costs associated with the sale primarily consisted of occupancy costs of $23 million and transaction costs of $6 million. Other costs associated with the transaction consisted of incentive compensation for general corporate use of $25 million. Additional costs to transition the business are measured at fair value and recognized in the period in which the liability is incurred. Divestiture costs of $7 million were recorded for the year ended December 31, 2003.

On January 31, 2003, State Street completed the primary closing of its acquisition of a substantial part of the GSS business of Deutsche Bank AG (“Deutsche Bank”) for a premium of $1.13 billion. In July 2003, separate closings were held for the GSS business units in Italy and Austria. Under the terms of the sale and purchase agreement, State Street could have been required to make contingent additional purchase price payments. During the second quarter of 2004, State Street and Deutsche Bank determined that under the terms of the sale and purchase agreement, no additional consideration is payable by State Street.

In January 2003, the Corporation issued equity, equity-related and capital securities under an existing shelf registration statement. State Street issued $283 million, or 7,153,000 shares of common stock, $345 million, or 1,725,000 units of SPACES, and $345 million of floating-rate, medium-term capital securities due 2008. Net proceeds of $595 million from these security issuances were used to partially finance the acquisition of the GSS business. The remainder of the purchase price was financed using existing resources.

The acquisition was accounted for under the purchase method of accounting, in accordance with SFAS No. 141, “Business Combinations.” The initial purchase price of $1.13 billion was allocated as follows: goodwill — $724 million; customer relationship intangible —$363 million; capitalized software — $28 million; and other tangible assets — $14 million. The customer relationship intangible asset and software are being amortized on a straight-line basis over fifteen years and five years, respectively. Transaction costs of $22 million were recorded as a liability and capitalized as part of the goodwill allocated to the GSS business at the time of the transaction.

In 2003, subsequent to the initial closing, State Street received, in cash, a purchase price adjustment of $48 million that was recorded as a reduction to goodwill. In addition, State Street paid an additional $65 million that was recorded as goodwill for the acquisitions of GSS businesses in Italy and Austria.

In connection with the acquisition, approximately 2,800 employees of Deutsche Bank became employees of State Street. Severance costs for an anticipated workforce reduction were recorded as a liability and capitalized as part of the goodwill. The outstanding severance liability for GSS employees was $6 million and $21 million at December 31, 2004 and 2003, respectively.

Additionally, State Street incurred $62 million and $103 million of merger and integration costs for the years ended December 31, 2004 and 2003. These one-time expenses consisted primarily of costs for systems and client conversions and professional services.

State Street receives payments from Deutsche Bank representing amounts earned on client deposits of the GSS business that have not yet converted to State Street. For the year ended December 31, 2004 and for the period from February 1, 2003, through December 31, 2003, $47 million and $95 million, respectively, was included in processing fees and other revenue in the accompanying Consolidated Statement of Income. Once converted, GSS deposits were reflected as deposits on State Street’s Consolidated Statement of Condition and the related earnings on those deposits were included in net interest revenue.

On December 31, 2002, State Street completed the sale of its Corporate Trust business to U.S. Bank, N.A. The premium received on the sale was $725 million, $75 million of which was placed in escrow pending the successful transition of the business. Exit costs in 2002 associated with the sale totaled approximately $118 million and consisted of the write-off of goodwill and intangibles of $87 million, provisions for excess space of $13 million, transaction costs of $11 million and employee retention and other costs of $7 million. Other associated costs of the transaction totaled approximately $37 million, and included incentive compensation for general corporate use of $25 million, the write-off of fixed assets, termination of contracts and other costs. The after-tax gain, net of exit and other associated costs, totaled approximately $296 million, or $.90 in diluted earnings per share, and was recorded in the fourth quarter of 2002. During the fourth quarter of 2003, State Street recognized an additional gain of $60 million, net of incentive compensation for general corporate use of $10 million, related to receipt of the escrow payment for successful transition of the Corporate Trust business. This payment represented the final settlement for the transaction.

In July 2002, State Street completed the cash purchase of International Fund Services (“IFS”), a leading provider of fund accounting and administration as well as securities trade support and operational services for hedge funds, for $80 million. IFS is headquartered in New York City, and has operation centers in New York City and Dublin, Ireland. In connection with this transaction, an additional $61 million and $47 million of the purchase price was paid and recorded as goodwill in 2004 and 2003, respectively, based upon certain performance measures. Final settlement, which will occur in 2005, could require State Street to make another payment of up to $59 million.

The pro forma results of operations adjusted to include the acquisitions of GSS and IFS for prior periods are not presented, as these acquisitions did not meet the definition of a significant business. The results of operations of businesses purchased are included from the date of acquisition.

NOTE 3 INVESTMENT PORTFOLIO

Investment securities consisted of the following as of December 31:

	|	2004				|	2003				|
		Amortized Cost	Unrealized		Fair Value		Amortized Cost	Unrealized		Fair Value
			Gains	Losses				Gains	Losses

(Dollars in millions)

Available for Sale:
U.S. Treasury and federal agencies		$21,379	$23	$136	$21,266		$22,695	$73	$20	$22,748
Asset-backed securities		10,071	10	25	10,056		9,852	46	13	9,885
State and political subdivisions		1,763	24	2	1,785		1,961	38	—	1,999
Collateralized mortgage obligations		1,729	1	11	1,719		1,338	2	7	1,333
Other debt investments		918	4	—	922		304	6	—	310
Money market mutual funds		97	—	—	97		85	—	—	85
Other equity securities		310	17	1	326		238	6	6	238

Total		$36,267	$79	$175	$36,171		$36,473	$171	$46	$36,598

Held to Maturity:
U.S. Treasury and federal agencies		$1,294	—	$11	$1,283		$1,345	$3	—	$1,348
Other investments		106	—	—	106		272	—	—	272

Total		$1,400	—	$11	$1,389		$1,617	$3	—	$1,620

Temporarily-impaired securities consisted of the following as of December 31, 2004:

	|	Less than 12 continuous months		|	12 continuous months or longer		|	Total		|
		Fair Value	Unrealized Losses		Fair Value	Unrealized Losses		Fair Value	Unrealized Losses

(Dollars in millions)
U.S. Treasury and federal agencies		$18,819	$142		$291	$5		$19,110	$147
Asset-backed securities		4,419	24		343	1		4,762	25
State and political subdivisions		506	2		—	—		506	2
Collateralized mortgage obligations		1,255	10		63	1		1,318	11
Other equity securities		—	—		3	1		3	1

Total		$24,999	$178		$700	$8		$25,699	$186

State Street periodically reviews its investment portfolio to determine if an other-than-temporary impairment has occurred. This review encompasses all investment securities and includes such quantitative factors as the length of time the cost basis has exceeded the fair value and the severity of the impairment measured as the ratio of fair value to amortized cost, and includes all investment securities for which State Street has issuer-specific concerns regardless of quantitative factors. After a full review of all investment securities, taking into consideration current economic conditions, adverse situations that might affect the ability of State Street to fully collect interest and principal, timing of future payments, the value of underlying collateral of asset-backed securities, and other relevant factors, State Street concluded that the unrealized losses at December 31, 2004 are largely attributable to the current interest-rate environment, and the $186 million unrealized loss at December 31, 2004 for 2,236 securities is temporary.

During 2003, a $27 million charge was recorded in processing fees and other revenue to reduce the amortized cost basis of certain investment securities for which the decline in fair value was determined to be other than temporary.

Securities carried at $24.77 billion and $13.28 billion at December 31, 2004 and 2003, respectively, were designated as pledged securities for public and trust deposits, borrowed funds and for other purposes as provided by law.

Gross gains and losses realized on the sale of available-for-sale securities were as follows for the years ended December 31:

	2004	2003	2002

(Dollars in millions)

Gross gains	$49	$56	$80
Gross losses	23	33	4

Net gain	$26	$23	$76

The maturities of debt investment securities as of December 31, 2004, and the weighted average taxable-equivalent yields were as follows:

	|	Under 1	|	1 to 5	|	6 to 8	|	Years Over 10	|
		Amount		Amount		Amount		Amount

(Dollars in millions)

Held to Maturity (at amortized cost):
U.S. Treasury and federal agencies		$402		$892
Other investments		71		35

Total		$473		$927

Available for Sale (at fair value):
U.S. Treasury and federal agencies		$7,849		$5,741		$4,996		$2,680
Asset-backed securities		2,601		5,966		1,223		266
State and political subdivisions		312		768		508		199
Collateralized mortgage obligations		63		951		258		447
Other investments		896		—		—		26

Total		$11,721		$13,426		$6,985		$3,618

The maturity of asset-backed securities is based upon the expected principal payments.

NOTE 4 LOANS

U.S. and non-U.S. loans as of December 31, and average loans outstanding for the years ended December 31, were as follows:

	2004	2003

(Dollars in millions)

Commercial and Financial:
U.S.	$1,826	$2,344
Non-U.S.	526	424

Lease Financing:
U.S.	373	395
Non-U.S.	1,904	1,858

Total loans	4,629	5,021
Less allowance for loan losses	(18)	(61)

Net loans	$4,611	$4,960

Securities settlement advances and overdrafts included in the table above were $1.61 billion and $1.73 billion at December 31, 2004 and 2003, respectively.

Changes in the allowance for loan losses for the years ended December 31, were as follows:

	2004	2003	2002

(Dollars in millions)

Balance at beginning of year	$61	$61	$58
Provision for loan losses	(18)	—	4
Loan charge-offs	—	—	(3)
Recoveries	—	—	3
Reclassification	(25)	—	—
Removed upon sale	—	—	(1)

Balance at end of year	$18	$61	$61

During 2004, State Street reclassified $25 million of the allowance for loan losses to other liabilities as a reserve for off-balance sheet commitments. Subsequent to the reclassification, the reserve for off-balance sheet commitments was reduced by $10 million, and recorded as an offset to other operating expenses. Additionally, State Street reduced the allowance for loan losses by $18 million through the provision for loan losses due to reduced credit exposures and improved credit quality.

NOTE 5 PREMISES AND EQUIPMENT

Premises and equipment consisted of the following as of December 31:

	2004	2003

(Dollars in millions)

Buildings and land	$298	$291
Leasehold improvements	412	439
Computers and related equipment	1,083	960
Capitalized assets	522	287
Software	745	642
Other equipment	304	301

	3,364	2,920
Accumulated depreciation and amortization	(1,920)	(1,708)

Total premises and equipment	$1,444	$1,212

Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was $301 million, $274 million and $239 million, respectively. As of December 31, 2004, accumulated amortization of assets under capital leases was $30 million. Amortization of assets recorded under capital leases is included in depreciation expense.

The following is a summary of future minimum lease payments under non-cancelable capital and operating leases as of December 31, 2004:

	Capital Leases	Operating Leases	Total

(Dollars in millions)

2005	$50	$181	$231
2006	51	155	206
2007	52	141	193
2008	52	119	171
2009	52	108	160
Thereafter	719	459	1,178

Total minimum lease payments	976	$1,163	$2,139

Less amount representing interest payments	(458)

Present value of minimum lease payments	$518

The Corporation leases the entire 1,025,000 square feet of One Lincoln Street, a new office building located in Boston, Massachusetts, under a 20-year, non-cancelable capital lease expiring in September 2023. State Street began occupying the building in June 2003, and as of December 31, 2004, had fully occupied the building. As of December 31, 2004 and 2003, a net book value of $447 million and $287 million, respectively, for the capital lease was included in premises and equipment in the Consolidated Statement of Condition. As the capital lease asset is amortized, the cost will be included in occupancy expense. The liability related to the lease is included in long-term debt. Lease payments are recorded as both a reduction of the liability and as imputed interest expense. For the years ended December 31, 2004 and 2003, interest expense recorded related to the capital lease obligation and reflected in net interest revenue was $31 million and $9 million, respectively.

The Corporation also leases the entire 366,000 square foot parking garage at One Lincoln Street under a non-cancelable capital lease expiring in September 2023. As of December 31, 2004, a net book value of $45 million for the capital lease was included in premises and equipment in the Consolidated Statement of Condition. As the capital lease asset is amortized, the cost will be included in occupancy expense. The liability related to this lease is included in long-term debt. For the year ended December 31, 2004, interest expense related to this capital lease obligation and reflected in net interest revenue was $2 million.

During 2004, State Street sold two buildings in Quincy, Massachusetts to an unrelated third party. The new owner of these buildings will continue to rent a significant portion of the space to two of State Street’s 50%-owned affiliates. As such, for financial reporting purposes, the gain has been deferred and will amortize into fee revenue over the remaining terms of the lease, which approximates seven years.

State Street has entered into non-cancelable operating leases for premises and equipment. Future minimum rental commitments in the preceding table have been reduced by sublease rental commitments of $93 million. Nearly all leases include renewal options.

Total rental expense amounted to $194 million, $200 million and $165 million in 2004, 2003 and 2002, respectively. Rental expense has been reduced by sublease revenue of $20 million, $14 million and $9 million for the years ended December 31, 2004, 2003 and 2002, respectively.

NOTE 6 GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the years ended December 31, were as follows:

	Investment Servicing	Investment Management	Total

(Dollars in millions)

Balance at December 31, 2002	$252	$210	$462
Goodwill acquired:
2003 acquisitions	792	—	792
Purchase price adjustments from prior periods	51	—	51
Translation adjustments	62	2	64

Balance at December 31, 2003	1,157	212	1,369
Goodwill acquired:
2004 acquisitions	10	2	12
Purchase price adjustments from prior periods	72	—	72
Translation adjustments	45	(1)	44

Balance at December 31, 2004	$1,284	$213	$1,497

During 2004, State Street recorded $10 million of goodwill related to the purchase of the outstanding minority interest in one of its subsidiaries. State Street made a performance-based purchase price adjustment payment of $61 million related to the 2002 IFS acquisition, $8 million related to the 2003 acquisition of the GSS business, and $3 million for all other purchase price adjustments.

During 2003, $753 million of goodwill was recorded that related to the acquisition of the GSS business, and an additional $39 million of goodwill was recorded that related to the acquisition of the outstanding portion of a business that was previously accounted for as an alliance and became a wholly-owned subsidiary. A purchase price adjustment payment of $51 million was recorded in 2003 related to the 2002 acquisition of IFS.

The gross carrying amount and accumulated amortization of other intangible assets as of December 31, were as follows:

	|	2004			|	2003			|

		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

(Dollars in millions)

Customer lists		$553	$(86)	$467		$521	$(40)	$481
Pension unrecognized prior service costs		17	—	17		—	—	—
Other		11	(1)	10		2	(1)	1

Total		$581	$(87)	$494		$523	$(41)	$482

Amortization expense related to other intangible assets was $35 million, $31 million and $13 million for the years ended December 31, 2004, 2003 and 2002, respectively. State Street expects to amortize approximately $39 million per year through the year 2009 related to intangible assets currently held.

NOTE 7 SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

Securities sold under repurchase agreements as of December 31, 2004, included the following:

(Dollars in millions)

Collateralized with securities purchased under resale agreements	$12,501
Collateralized with available-for-sale investment securities	9,380

Total	$21,881

State Street enters into sales of certain U.S. government securities under repurchase agreements that are treated as financings, and the obligations to repurchase such securities sold are reflected as a liability in the Consolidated Statement of Condition. U.S. government securities of $8.85 billion underlying the repurchase agreements remained in available-for-sale investment securities.

Information on these U.S. government securities, and the related repurchase agreements including accrued interest, is shown in the following table. This table excludes repurchase agreements that are secured by securities purchased under resale agreements. Information as of December 31, 2004, was as follows:

	|	U.S. Government Securities Sold		|	Repurchase Agreements		|

		Amortized Cost	Fair Value		Amortized Cost	Rate

(Dollars in millions)

Maturity of Repurchase Agreements:
Overnight		$8,903	$8,843		$9,371	1.75%
2 to 30 days		9	9		9	1.50

Total		$8,912	$8,852		$9,380	1.75

NOTE 8 DEPOSITS, SHORT-TERM BORROWINGS AND NOTES PAYABLE

At December 31, 2004 and 2003, State Street had $14.27 billion and $10.73 billion, respectively, of time deposits outstanding. Substantially all time deposits are in amounts of $100,000 or more. The remaining scheduled maturities of time deposits greater than $100,000 at December 31, 2004, were as follows:

(Dollars in millions)

2005 ($12,849 of which mature in 3 months or less)	$12,917
2006	1,191
2007	–
2008	–
2009	157

Total	$14,265

Short-term borrowings include federal funds purchased, securities sold under repurchase agreements and other short-term borrowings, including commercial paper. Collectively, short-term borrowings had weighted-average interest rates of 1.14% and 1.01% for the years ended December 31, 2004 and 2003, respectively.

State Street can issue commercial paper with an aggregate limit of $3.00 billion and with original maturities of up to 270 days from the date of issue. State Street Bank can issue bank notes with an aggregate limit of $750 million and with original maturities ranging from 14 days to five years. At December 31, 2004 and 2003, there was $966 million and $981 million in commercial paper outstanding, respectively, and no notes payable outstanding.

The Corporation currently maintains a line of credit of CAD $800 million to support its Canadian securities processing operations. The line of credit has no stated termination date and is cancellable by either party with prior notice. At the close of business on December 31, 2004, State Street did not have any balance due on the line of credit.

NOTE 9 LONG-TERM DEBT

Long-term debt consisted of the following as of December 31:

	2004	2003
(Dollars in millions)

Floating Rate Subordinated notes due to State Street Capital Trust II in 2008	$356	$356
8.035% Subordinated notes due to State Street Capital Trust B in 2027(1)	335	330
7.94% Subordinated notes due to State Street Capital Trust A in 2026(1)	218	215
Floating Rate Subordinated notes due to State Street Capital Trust I in 2028(2)	154	154
5.25% Subordinated notes due 2018(1)	410	407
7.65% Subordinated notes due 2010(1)	306	307
Long-term capital lease	518	290
7.35% Notes due 2026	150	150
9.50% Mortgage note due 2009	11	13

Total long-term debt	$2,458	$2,222

(1)	State Street has entered into interest rate swap in effect to modify interest expense from a fixed rate to a floating rate.
(2)	State Street has entered into interest rate swap in effect to modify interest expense from a floating rate to a fixed rate.

State Street has created four statutory business trusts (“business trusts”). These trusts include State Street Capital Trusts A and B and State Street Capital Trusts I and II, which collectively have issued $995 million of cumulative semi-annual and quarterly income trust preferred capital securities (“capital securities”). The business trusts invested the proceeds from capitalization and from the capital securities issuances in junior subordinated debentures (“debentures”) of State Street. The debentures are the sole assets of the business trusts. The trusts are wholly owned by State Street.

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

Interest paid on the debentures is included in interest expense. Distributions on the capital securities are payable from interest payments received on the debentures and are due semi-annually by State Street Capital Trusts A and B, and quarterly by State Street Capital Trusts I and II, subject to deferral for up to five years under certain conditions. The capital securities are subject to mandatory redemption in whole at the stated maturity upon repayment of the debentures, with an option to redeem the debentures at any time by State Street upon the occurrence of certain tax events or changes to tax treatment, investment company regulation or capital treatment changes; or at any time after March 15, 2007, for the Capital Securities B, after December 30, 2006, for the Capital Securities A, and after May 15, 2008, for the Capital Trust I securities. Capital Trust II securities are subject to mandatory redemption on December 15, 2005, provided the Corporation is well-capitalized at that date and the Federal Reserve does not intervene.

For State Street Capital Trust A and B, redemptions are based on declining redemption prices according to the terms of the trust agreements. All redemptions are subject to federal regulatory approval.

State Street maintains a universal shelf registration statement that allows for the offering and sale of unsecured debt securities, capital securities, common stock, depositary shares and preferred stock, and warrants to purchase such securities, including any shares into which the preferred stock and depositary shares may be convertible, or any combination thereof. In January 2003, in connection with its acquisition of the GSS business, State Street issued $345 million of floating-rate, medium-term capital securities due 2008 through the statutory business trust, State Street Capital Trust II. The floating rate capital securities were issued at LIBOR plus 50 basis points. In addition, State Street issued equity and equity-related financial instruments from the shelf registration statement. At December 31, 2004, $469 million of State Street’s shelf registration statement was available for issuance.

In September 2003, State Street Bank authorized the issuance of $1.00 billion of subordinated bank notes with a maturity of five to fifteen years. The notes may bear interest at a fixed or floating rate or may be zero coupon notes. In September 2003, State Street Bank issued $400 million of 5.25% Subordinated Bank Notes due 2018 (the “Notes”). The Notes bear an interest rate of 5.25% per annum, and State Street Bank is required to make semi-annual interest payments on the outstanding principal balance of the Notes on April 15 and October 15 of each year. The Notes qualify as Tier 2 capital for bank regulatory purposes. At December 31, 2004, $600 million of the authorized amount remained available for issuance.

The 7.65% subordinated notes due in 2010 qualify as Tier 2 capital under federal regulatory guidelines.

At December 31, 2004 and 2003, $518 million and $290 million, respectively, was included in long-term debt that related to the capital leases for One Lincoln Street and the One Lincoln Street garage. See Note 5 for further details.

The 7.35% notes are unsecured obligations of State Street due 2026, redeemable at the option of the holder in 2006.

The 9.50% mortgage note was fully collateralized by property at December 31, 2004. The scheduled principal payments for the next five years are $2 million for 2005 and 2006, $3 million for 2007 and 2008 and less than $1 million for 2009.

State Street has entered into interest rate swaps that qualify as cash flow hedges in effect to modify the floating rate interest on the floating rate subordinated notes due 2028 to a fixed rate. State Street has entered into various interest rate swap contracts in effect to modify interest expense on its other subordinated notes from a fixed rate to a floating rate. These swaps are accounted for as fair value hedges, and at December 31, 2004, increased the reported value of long-term debt outstanding by $55 million. See Note 22 for further details.

NOTE 10 STOCKHOLDERS’ EQUITY

TREASURY STOCK

State Street’s Board of Directors has authorized a publicly-announced stock purchase program for State Street Common Stock, which was first authorized by the Board in 1995, and subsequently increased several times, most recently in 2001. Under the 1995 program, Common Stock of the Corporation was authorized for purchase for use in employee benefit programs and for general corporate purposes. The remaining number of shares authorized for purchase under this program was 4,260,000 shares as of December 31, 2004.

The 1995 stock purchase program was terminated by action of the Board effective February 17, 2005. In its place, State Street’s Board of Directors has authorized a new publicly-announced stock purchase program for State Street Common Stock for use in employee benefit programs and for other corporate purposes. The number of shares authorized for purchase under this new program is 15 million. As of the date of filing of this report on Form 10-K, no shares had been purchased under the new program and all 15 million shares remained available for purchase.

Additionally, shares may be acquired for other deferred compensation plans, held by an external trustee, that are not part of the stock purchase program. As of December 31, 2004, cumulative shares purchased and held in trust were 439,000. These shares are reflected as treasury stock in the Consolidated Statement of Condition.

During 2004, 2003 and 2002, total common stock purchased by State Street and recorded as treasury stock was 4,098,000 shares, 80,000 shares and 1,636,000 shares, respectively, at an average historical cost per share of $43, $34 and $46, respectively.

STOCK OPTIONS AND AWARDS

State Street has a 1997 Equity Incentive Plan (“1997 Plan”) with 46,800,000 shares of common stock approved for issuance for stock and stock-based awards, including stock options, restricted stock, deferred stock and performance awards. Other award types are available under the plan, but are not currently utilized. All stock awards and stock options are awarded at the fair market value of State Street common stock at the date of grant. At December 31, 2004, 7,122,000 shares were available for future awards under the 1997 Plan. State Street has stock options outstanding from previous plans under which no further grants can be made.

Stock options expire no longer than ten years from the date of grant, and the exercise price of non-qualified and incentive stock options may not be less than the fair value of such shares at the date of grant. Information on stock option activity is provided in the Stock Options table that follows.

State Street has a restricted stock program under the 1997 Plan whereby stock certificates are issued at the time of grant, and recipients have dividend and voting rights. In general, these grants vest over three years. Awards were 196,000, 138,000 and 388,000 for the years ended December 31, 2004, 2003 and 2002, respectively, with a weighted average fair value on grant date of $51.39, $43.82 and $42.85, respectively. At December 31, 2004, a total of 503,000 restricted shares have been awarded but have not vested under this program.

State Street currently has deferred stock award programs under the 1997 Plan whereby no stock is issued at the time of grant. These grants vest over various time periods. Awards were 172,000, 295,000 and 266,000 for the years ended December 31, 2004, 2003 and 2002, respectively, with a weighted average fair value on grant date of $50.28, $42.66 and $40.75, respectively. At December 31, 2004, 592,000 awards were outstanding under these programs.

Performance awards granted under the 1997 Plan are earned over a performance period based on achievement of goals. Payment for performance awards is made in shares or cash equal to the fair market value of State Street’s common stock, based on certain financial ratios after the conclusion of each performance period. There are currently 957,000 award units outstanding for the two-year performance periods ending December 31, 2005 and 2006. There are 126,000 award units outstanding for the three-year performance period ending December 31, 2006. A total of 971,000 awards were granted and paid out for the performance period ended December 31, 2004.

In addition to the deferred stock award programs above, State Street maintains one other deferred stock plan outside the 1997 Plan. Awards covering a total of 1,200,000 shares were originally authorized in 1996. At December 31, 2004, awards covering a total of 244,000 shares were outstanding.

In June 2001, State Street’s Board of Directors approved a savings-related stock purchase plan for employees resident in the United Kingdom that is not part of the 1997 Plan. A total of 170,000 shares of common stock were approved for issuance under this plan. These awards vest in three to five years. There were no awards granted under this program in 2004 or 2003. Awards were 25,000 for the year ended December 31, 2002. At December 31, 2004, 103,000 awards were outstanding under this program. During 2004, no shares were issued from treasury stock in accordance with plan provisions. Remaining shares, if any, would be issued from treasury stock in 2005 through 2007.

Compensation related to restricted stock awards, deferred stock awards, performance awards and stock options was $74 million, $66 million and $36 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Options outstanding and activity consisted of the following for the years ended December 31:

STOCK OPTIONS	Option Price Per Share	Weighted Average Option Price	Shares
(Shares in thousands)

December 31, 2001	$1.40 - 60.74	$39.07	21,760
Granted	38.85 - 55.84	41.24	7,148
Exercised	1.40 - 53.05	28.15	(2,072)
Canceled	8.12 - 60.74	46.69	(522)

December 31, 2002	1.75 - 60.74	40.35	26,314
Granted	37.57 - 49.84	46.20	5,672
Exercised	1.75 - 44.02	26.76	(1,765)
Canceled	8.13 - 60.74	48.39	(655)

December 31, 2003	1.75 - 60.74	42.13	29,566
Granted	45.18 - 52.96	52.44	2,369
Exercised	1.75 - 57.29	24.29	(1,897)
Canceled	8.13 - 60.74	48.64	(1,555)

December 31, 2004	5.61 - 60.74	43.82	28,483

The following table summarizes the weighted average remaining contractual life of stock options outstanding as of December 31, 2004:

	|	Shares Outstanding			|	Shares Exercisable		|
RANGE OF EXERCISE PRICES		Number of Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price		Number of Shares Exercisable	Weighted Average Exercise Price
(Shares in thousands)

$5.61 - 13.20		511	1.1	$11.79		504	$11.82
15.88 - 34.77		3,630	3.6	31.72		3,621	31.71
36.48 - 49.81		16,458	7.6	42.54		8,588	40.90
51.10 - 60.74		7,884	7.0	54.14		5,712	54.65

5.61 - 60.74		28,483	6.8	43.82		18,425	42.58

At December 31, 2004, 2003 and 2002, a total of 18,425,000, 16,281,000 and 13,998,000 shares under options, respectively, were exercisable.

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

As of December 31, 2003, the fair value of the COVERS was $61 million. For the year ended December 31, 2003, an unrealized gain of approximately $23 million was recorded and included in processing fees and other revenue as a result of changes in fair value of the contracts since their issuance on January 21, 2003.

Effective March 22, 2004, State Street exercised its right to fix the variable-share settlement rate of the variable-share repurchase contracts constituting parts of the SPACES or existing separately as Separate COVERS, in accordance with the terms of the contracts. The variable-share settlement rate is fixed at 0.6949 shares per contract in accordance with a formula specified in the contracts.

After the effective date, a holder of a variable-share repurchase contract (whether held as a component of a SPACES or as a Separate COVERS) may settle the variable-share repurchase contract by delivery to the Purchase Contract Agent of that number of shares of common stock of State Street equal to the variable-share settlement rate, as fixed. The final settlement date for the delivery of shares is February 15, 2006.

The impact of fixing the settlement rate for the SPACES and Separate COVERS was a reclassification of the recognized gains of $26 million associated with the mark-to-market of the variable-share contracts from other assets to a reduction of surplus in stockholders’ equity.

ACCUMULATED OTHER COMPREHENSIVE INCOME

As of December 31, the components of accumulated other comprehensive income, net of related taxes, were as follows:

	2004	2003	2002

(Dollars in millions)

Foreign currency translation	$213	$128	$19
Unrealized (loss) gain on available-for-sale securities	(56)	74	100
Unrealized (loss) on hedge of net foreign investment in subsidiaries	(26)	–	–
Minimum pension liability	(26)	–	–
Unrealized (loss) on cash flow hedges	(13)	(10)	(13)

Total	$92	$192	$106

For the year ended December 31, 2004, State Street realized net gains of $26 million on sales of available-for-sale securities. At December 31, 2003, unrealized gains of $11 million related to those securities were included in accumulated other comprehensive income, net of deferred taxes of $7 million.

For the year ended December 31, 2003, State Street realized net gains of $23 million, $22 million of which were included in other comprehensive income as net unrealized gains at December 31, 2002, net of deferred taxes of $15 million.

For the year ended December 31, 2002, State Street realized net gains of $76 million, $54 million of which were included in other comprehensive income as net unrealized gains at December 31, 2001, net of deferred taxes of $22 million.

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

Quantitative measures established by regulation to ensure capital adequacy require State Street and State Street Bank to maintain minimum risk-based capital and leverage ratios as set forth in the table that follows. The risk-based capital ratios are Tier 1 capital and total capital to total adjusted risk-weighted assets and market-risk equivalents, and the Tier 1 leverage ratio is Tier 1 capital to quarterly average adjusted assets. As of December 31, 2004 and 2003, State Street Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2004, State Street Bank was categorized as “well capitalized” under the regulatory framework. To be categorized as “well capitalized,” State Street Bank must exceed the “well capitalized” guideline ratios, as set forth in the table, and meet certain other requirements. State Street Bank exceeded all “well capitalized” requirements as of December 31, 2004 and 2003.

The regulatory capital amounts and ratios were the following as of December 31:

	|	Regulatory Guidelines (1)		|	State Street		|	State Street Bank
		Minimum	Well Capitalized		2004	2003		2004	2003

(Dollars in millions)

Risk-based ratios:
Tier 1 capital		4%		6%	13.3%		14.0%	11.6%	12.4%
Total capital		8	10		14.7	15.8		12.5	13.7
Tier 1 leverage ratio		3	5		5.5	5.6		5.3	5.4

Tier 1 capital					$5,233	$4,822		$4,426	$4,185
Total capital					5,803	5,450		4,795	4,601

Adjusted risk-weighted assets and market-risk equivalents:
On-balance sheet					$22,741	$19,681		$21,587	$18,814
Off-balance sheet					16,398	14,385		16,403	14,391
Market-risk equivalents					261	436		226	421

Total					$39,400	$34,502		$38,216	$33,626

Quarterly average adjusted assets					$94,834	$85,562		$83,843	$76,888

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

CASH, DIVIDEND, LOAN AND OTHER RESTRICTIONS

During 2004, the subsidiary banks of State Street were required by the Federal Reserve Bank to maintain average cash reserve balances of $156 million.

Federal and state banking regulations place certain restrictions on dividends paid by subsidiary banks to State Street. At December 31, 2004, State Street Bank had $1.69 billion of retained earnings available for distribution to State Street in the form of dividends.

The Federal Reserve Act requires that extensions of credit by State Street Bank to certain affiliates, including the State Street Corporation holding company, be secured by specific collateral, that the extension of credit to any one affiliate be limited to 10% of capital and surplus (as defined), and that extensions of credit to all such affiliates be limited to 20% of capital and surplus.

At December 31, 2004, consolidated retained earnings included $144 million representing undistributed earnings of affiliates that are accounted for using the equity method.

NOTE 13 LINES OF BUSINESS

State Street reports two lines of business: Investment Servicing and Investment Management. Given State Street’s services and management organization, the results of operations for these lines of business are not necessarily comparable with those of other companies, including companies in the financial services industry.

Revenue and expenses are directly charged or allocated to the lines of business through management information systems. State Street prices its products and services on a total client relationship basis and other factors; therefore, revenue may not necessarily reflect market pricing on products within the business lines in the same way as it would for independent business entities. Assets and liabilities are allocated according to rules that support management’s strategic and tactical goals. Capital is allocated based on risk-weighted assets employed and management’s judgment. The capital allocations may not be representative of the capital that might be required if these lines of business were independent business entities.

The following is a summary of the results for lines of business:

	|	Investment Servicing			|	Investment Management			|	Business Divestiture			|	Other/One-Time			|	Total			|
		2004	2003	2002		2004	2003	2002		2004	2003	2002		2004	2003	2002		2004	2003	2002

(Dollars in millions)
Years ended December 31,

Fee revenue:
Servicing fees		$2,263	$1,950	$1,454								$77						$2,263	$1,950	$1,531
Management fees		—	—	—		$623	$474	$405			$59	80						623	533	485
Securities lending		211	206	185		48	39	41			—	—						259	245	226
Foreign exchange trading		420	391	300		—	—	—			—	—						420	391	300
Brokerage fees		155	122	124		—	—	—			—	—						155	122	124
Processing fees and other		259	293	147		69	34	33			1	4			$(13)			328	315	184

Total fee revenue		3,308	2,962	2,210		740	547	479			60	161			(13)			4,048	3,556	2,850
Net interest revenue
after provision
for loan losses		834	773	905		43	37	55				—		15		—		877	810	975
Gain on the sales
of available-for-sale
investment securities, net		26	23	76		—	—	—				—		—		—		26	23	76
Gain on the sales of
divested businesses, net		—	—	—		—	—	—			—	—			345	$495		—	345	495

Total revenue		4,168	3,758	3,191		783	584	534			60	176			332	495		4,951	4,734	4,396
Operating expenses		3,115	2,706	2,273		582	473	469			37	99		$62	406	—		3,759	3,622	2,841

Income before income taxes		$1,053	$1,052	$918		$201	$111	$65			$23	$77		$(62)	$(74)	$495		$1,192	$1,112	$1,555

Pre-tax margin		25%	28%	29%		26%	19%	12%
Average assets (billions)		$92.5	$80.6	$76.6		$2.6	$2.0	$1.8			$.1	$.7						$95.1	$82.7	$79.1

Note: Certain previously reported amounts have been reclassified to conform to the current year method of presentation.

Investment Servicing provides services for U.S. mutual funds, collective funds worldwide, corporate and public retirement plans, insurance companies, foundations, endowments, and other investment pools. Products include custody, accounting, daily pricing and administration; master trust and master custody; recordkeeping; foreign exchange; securities lending; deposit and short-term investment facilities; loans and lease financing; investment and hedge fund manager operations outsourcing; and performance, risk and compliance analytics to support institutional investors. State Street provides shareholder services, which include mutual fund and collective fund shareholder accounting, through 50%-owned affiliates, Boston Financial Data Services, Inc. and the International Financial Data Services group of companies.

Investment Management offers a broad array of services for managing financial assets, including investment management and investment research, primarily for institutional investors worldwide. These services include passive and active U.S. and non-U.S. equity and fixed income strategies, and other related services, such as securities lending.

Business Divestiture includes the revenue and expenses of the divested Private Asset Management business for 2003 and 2002, and the divested Corporate Trust business for 2002.

State Street measures its line of business results on an operating basis. As such, the previous table includes an “Other/One-Time” category. For 2004, the Other/One-Time category includes merger and integration costs related to the acquisition of the GSS business. For 2003, the Other/One-Time category includes the gains on the sales of the Private Asset Management and Corporate Trust businesses, the loss on real estate sold, and restructuring and merger, integration and divestiture charges. For 2002, the Other/One-Time category includes the gain on the sale of the Corporate Trust business.

NOTE 14 NET INTEREST REVENUE

Net interest revenue consisted of the following for the years ended December 31:

	2004	2003	2002
(Dollars in millions)

Interest Revenue:
Deposits with banks	$591	$474	$622
Investment securities:
U.S. Treasury and federal agencies	536	409	404
State and political subdivisions (exempt from federal tax)	57	62	66
Other investments	277	259	287
Securities purchased under resale agreements and federal funds sold	196	168	379
Commercial and financial loans	59	61	82
Lease financing	57	87	104
Trading account assets	14	19	30

Total interest revenue	1,787	1,539	1,974

Interest Expense:
Deposits	512	372	498
Other borrowings	315	279	426
Long-term debt	101	78	71

Total interest expense	928	729	995

Net interest revenue	$859	$810	$979

NOTE 15 PROCESSING FEES AND OTHER REVENUE

Processing fees and other revenue includes multiple sources of fees and other revenue, including structured products fees, fees from software licensing and maintenance, loan fees, profits and losses from unconsolidated affiliates, gains and losses on sales of leased equipment and other assets, other trading profits and losses, amortization of investments in tax-advantaged financings, and the residual interest from variable interest entities not consolidated in State Street’s Consolidated Statement of Income and in 2003, unrealized gains on SPACES and other-than-temporary impairment losses on investment securities.

In addition, processing fees and other revenue in 2004 and 2003 included payments received from Deutsche Bank representing amounts earned on client deposits of the GSS business that have not yet converted to State Street. For the years ended December 31, 2004 and 2003, these payments were $47 million and $95 million, respectively. Once converted, GSS deposits are reflected as deposits on State Street’s Consolidated Statement of Condition and the related earnings on those deposits are reflected in net interest revenue.

NOTE 16 RESTRUCTURING EXPENSES

In 2004, State Street incurred $21 million of expenses related to cost control efforts through the elimination of positions.

During the year ended December 31, 2003, State Street implemented an expense reduction program to decrease operating expenses. The expense reductions were achieved through a decrease in direct controllable expenses and by a voluntary separation and enhanced severance program (“VSP”), primarily in the United States. At June 30, 2003, approximately 3,000 individuals accepted the VSP. Subsequent to the VSP, approximately 1,000 positions were refilled.

State Street incurred $296 million of restructuring costs for the year ended December 31, 2003, as a result of the program, as follows:

Restructuring Costs
(Dollars in millions)

Costs by Category:
Severance	$158
Pension	80
Stock compensation	36
Other	22

Total	$296

Costs by Line of Business:
Investment Servicing	$262
Investment Management	34

Total	$296

No expenses related to the VSP were incurred in either 2004 or 2002. Following is a rollforward of the restructuring accrual for the years ended December 31, 2004 and 2003:

Restructuring Accrual
(Dollars in millions)

Balance as of December 31, 2002	$—
Restructuring costs incurred	296
Cash payments	(120)

Balance as of December 31, 2003	176
Cash payments	(71)
Reclassifications(1)	(103)

Balance as of December 31, 2004	$2

(1)	Reclassifications included amounts transferred to pension, retirement medical benefits and deferred stock compensation liabilities.

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

In 2002, State Street incurred $20 million of expenses related to cost control efforts through the elimination of positions, all of which was paid during the year ended December 31, 2002.

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

State Street Bank and certain of its U.S. subsidiaries participate in a post-retirement plan that provides health care and insurance benefits for retired employees.

Information combined for the U.S. and non-U.S. defined benefit plans, and information for the post-retirement plan as of the December 31 measurement date is as follows:

	|	Primary U.S. and Non-U.S. Defined Benefit Plans	|	Post-Retirement Plan	|

		2004	2003	2004	2003
(Dollars in millions)

Benefit Obligations:
Beginning of year		$587	$481	$65	$45
Service cost		41	39	3	3
Interest cost		32	30	4	3
Plan amendments		—	(41)	—	—
Actuarial losses		21	96	4	7
Benefits paid		(44)	(66)	(4)	(3)
Curtailments		—	(15)	—	5
Special termination benefits		—	51	—	6
Foreign currency translation		13	12	—	—

End of year		$650	$587	$72	$66

Plan Assets at Fair Value:
Beginning of year		$512	$379
Actual return on plan assets		59	84
Employer contributions		57	108
Benefits paid		(44)	(66)
Foreign currency translation		8	7

End of year		$592	$512

Accrued Benefit Expense:
Under funded status of the plans — liability		$58	$75	$72	$66
Unrecognized net asset (obligation) at transition		1	1	(7)	(8)
Unrecognized net losses		(241)	(249)	(18)	(15)
Unrecognized prior service benefits (costs)		25	27	—	—

Net (prepaid) accrued benefit expense		$(157)	$(146)	$47	$43

	|	Primary U.S.and Non-U.S. Defined Benefit Plans		|	Post-Retirement Plan		|

		2004	2003		2004	2003
(Dollars in millions)

Amounts Recognized in the Consolidated Statement of Condition:
As of December 31,
Prepaid benefit cost		$(170)	$(153)
Accrued benefit cost		45	41		$47	$43
Intangible assets		(1)	(1)		—	—
Other		(31)	(33)		—	—

Net (prepaid) accrued benefit expense		$(157)	$(146)		$47	$43

(Decrease) increase in minimum liability		$(2)	$25		$—	$—

Actuarial Assumptions (U.S. Plans):
Used to determine benefit obligations as of December 31:
Discount rate used to determine benefit obligation		5.75%	6.00%		5.75%	6.00%
Rate of increase for future compensation		4.50	4.50		—	—
Used to determine periodic benefit cost for the years ended December 31:
Discount rate used to determine benefit obligation		6.00%	6.75%/5.75	%(1)	6.00%	6.75%/5.75	%(1)
Rate of increase for future compensation		4.50	4.50		—	—
Expected long-term rate of return on assets		8.00	8.00		—	—
Assumed health care cost trend rates as of December 31:
Cost trend rate assumed for next year		—	—		12.00%	14.00%
Rate to which the cost trend rate is assumed to decline		—	—		5.00	5.00
Year that the rate reaches the ultimate trend rate		—	—		2013	2014

(1)		A rate of 6.75% was used for determining expense in the first two quarters of 2003, and 5.75% was used for the third and fourth quarters.

The expected benefit payments for the next ten years are as follows:

	Primary U.S. and Non-U.S. Defined Benefit Plans	Non-Qualified SERPs	Post-Retirement Plan

(Dollars in millions)

2005	$59	$10	$5
2006	53	8	5
2007	43	9	6
2008	34	4	6
2009	34	4	6
2010–2014	102	24	35

The accumulated benefit obligation for all U.S. defined benefit pension plans of the Corporation was $522 million and $490 million at December 31, 2004, and 2003, respectively.

To develop the expected long-term rate of return on assets assumption, State Street considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This analysis resulted in the selection of 8.00% as the long-term rate of return on assets assumption.

For the tax-qualified U.S. defined benefit pension plan, the asset allocation as of December 31, 2004 and 2003, and the target allocation for 2005, by asset category, were as follows:

	|	Strategic Target Allocation |	Percentage of Plan Assets at December 31,	|

ASSET CATEGORY		2005	2004	2003

Equity securities		55%	59%	58%
Fixed income securities		30	30	30
Other		15	11	12

Total		100%	100%	100%

The preceding strategic target asset allocation guidelines were last amended in May 1999. Consistent with that allocation, the Plan should generate a real return above inflation and superior to that of a benchmark index consisting of a combination of appropriate capital markets indices weighted in the same proportions as the Plan’s strategic target asset allocation. Equities included domestic and international publicly-traded common, preferred and convertible securities. Fixed income securities included domestic and international corporate and government debt securities, as well as asset-backed securities and private debt. The other category included real estate, alternative investments and cash and cash equivalents. Derivative instruments are an acceptable alternative to investing in these types of securities, but may not be used to leverage the Plan’s portfolio.

Expected employer contributions to the tax-qualified U.S. defined benefit pension plans, non-qualified supplemental employee retirement plans (“SERPs”) and post-retirement plan for the year ending December 31, 2005 are $29 million, $10 million and $5 million, respectively.

State Street has unfunded SERPs that provide certain officers with defined pension benefits in excess of limits imposed by U.S. federal tax law. Information combined for the SERPs as of and for the years ended December 31, was as follows:

	|	Non-Qualified SERPs	|

		2004	2003

(Dollars in millions)

Benefit Obligations:
Beginning of year		$91	$72
Service cost		5	4
Interest cost		6	5
Actuarial loss		7	2
Benefits paid		(10)	(5)
Curtailments		—	(3)
Settlements		(9)	(7)
Amendments		9	—
Special termination benefits		—	23

End of year		$99	$91

Accrued Benefit Expense:
Under funded status of the plans		$99	$91
Unrecognized net loss		(33)	(29)
Unrecognized prior service cost		(14)	(6)

Net accrued benefit expense		$52	$56

Amounts Recognized in the Statement of Financial Condition:
Accrued benefit cost		$71	$70
Intangible assets		(16)	(9)
Other		(3)	(5)

Net accrued benefit expense		$52	$56

(Decrease) increase in minimum liability		$(2)	$4

Accumulated benefit obligation		71	69

Actuarial Assumptions:
Assumptions used to determine benefit obligations and periodic benefit costs are consistent with those noted above, with the following exception:
Rate of increase for future compensation		4.75%	4.75%

For those defined benefit plans that had accumulated benefit obligations in excess of plan assets as of December 31, 2004 and 2003, the accumulated benefit obligations were $208 million and $181 million, respectively, and the plan assets were $95 million and $74 million, respectively.

For those defined benefit plans that had projected benefit obligations in excess of plan assets as of December 31, 2004 and 2003, the projected benefit obligations were $749 million and $678 million, respectively, and the plan assets were $592 million and $512 million, respectively.

If the health care cost trend rates were increased by 1%, the post-retirement benefit obligation as of December 31, 2004, would have increased 11%, and the aggregate expense for service and interest costs for 2004 would have increased by 11%. Conversely, if the health care cost trend rates were decreased by 1%, the post-retirement benefit obligation as of December 31, 2004, would have decreased 10%, and the aggregate expense for service and interest costs for 2004 would have decreased by 10%.

The following table sets forth the actuarially determined expense (income) for State Street’s U.S. and non-U.S. defined benefit plans, SERPs and post-retirement plan for the years ended December 31:

	|	Primary U.S. and Non-U.S. Defined Benefit Plans			|	Post-Retirement Plan			|
		2004	2003	2002		2004	2003	2002
(Dollars in millions)

Components of Net Periodic Benefit Cost:
Service cost		$41	$39	$35		$3	$3	$2
Interest cost		32	30	27		4	3	2
Assumed return on plan assets		(40)	(35)	(28)		—	—	—
Amortization of transition obligation (asset)		(1)	(2)	(2)		1	1	1
Amortization of prior service cost		(2)	—	1		—	—	—
Amortization of net loss (gain)		16	12	5		1	1	—

Net periodic benefit cost		46	44	38		9	8	5

Special Events Accounting Expense:
Curtailments		—	3	—		—	7	—
Special termination benefits		—	51	—		—	6	—

Special events accounting expense		—	54	—		—	13	—

Total expense		$46	$98	$38		$9	$21	$5

	|	Non-Qualified SERPs			|
		2004	2003	2002

(Dollars in millions)

Components of Net Periodic Benefit Cost:
Service cost		$5	$4	$3
Interest cost		6	5	4
Amortization of prior service cost		1	2	2
Amortization of net loss		2	2	2

Net periodic benefit cost		14	13	11

Special Events Accounting Expense:
Settlements		1	1	2
Curtailments		—	2	—
Special termination benefits		—	23	2

Special events accounting expense		1	26	4

Total expense		$15	$39	$15

In connection with the VSP (see Note 16), State Street recorded approximately $80 million during the year ended December 31, 2003 for enhanced pension benefits.

Employees of State Street and certain subsidiaries are eligible to contribute a portion of their pre-tax salary to a 401(k) savings plan and an Employee Stock Ownership Plan (ESOP). State Street’s matching portion of these contributions is made in cash, and the related expense was $16 million for 2004, $22 million for 2003 and $17 million for 2002. Further, employees in certain non-U.S.

offices participate in other local plans. Expenses for these plans were $31 million, $25 million and $19 million for 2004, 2003 and 2002, respectively.

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

NOTE 18 OPERATING EXPENSES — OTHER

The other category of operating expenses consisted of the following for the years ended December 31:

	2004	2003	2002

(Dollars in millions)

Professional services	$165	$94	$92
Advertising and sales promotion	44	40	46
Other	222	186	164

Total operating expenses — other	$431	$320	$302

NOTE 19 INCOME TAXES

Income tax expense consisted of the following for the years ended December 31:

	2004	2003	2002

(Dollars in millions)

Current:
Federal	$57	$54	$139
State	28	48	40
Non-U.S.	156	59	39

Total current	241	161	218

Deferred:
Federal	133	168	251
State	22	35	65
Non-U.S.	(2)	26	6

Total deferred	153	229	322

Total income taxes	$394	$390	$540

Current and deferred income taxes for 2003 and 2002 have been reclassified to reflect tax returns as actually filed. The income tax expense related to net realized securities gains was $10 million, $9 million and $31 million for 2004, 2003 and 2002, respectively. Pre-tax income attributable to operations located outside the United States was $476 million, $262 million and $147 million in 2004, 2003 and 2002, respectively.

For certain foreign subsidiaries where State Street’s capital investment in the subsidiaries is considered to be permanently invested, no provision for deferred U.S. income taxes is recorded. The total undistributed retained earnings of these subsidiaries was $85 million at December 31, 2004. If the capital investment in these subsidiaries had been temporarily invested, a deferred U.S. tax liability of $22 million would have been recorded.

Tax expense for 2004 included a cumulative benefit of $18 million recorded in the first quarter resulting from a change in the effective state tax rate applied to leveraged leasing transactions.

In 2003, State Street recorded a one-time, after-tax charge of $12 million representing settlement of a REIT-related tax matter with the Massachusetts Department of Revenue. The tax rate for the year ended December 31, 2003 was 34.0% excluding the impact of the REIT settlement and 35.1% if the REIT settlement is included.

Significant components of the deferred tax liabilities and assets at December 31 were as follows:

	2004	2003

(Dollars in millions)

Deferred Tax Liabilities:
Lease financing transactions	$1,653	$1,535
Foreign currency translation	89	72
Unrealized gain on available-for-sale securities, net	—	51
Pension	71	89
Other	23	19

Total deferred tax liabilities	1,836	1,766

Deferred Tax Assets:
Operating expenses not currently deductible	4	84
Deferred compensation	67	20
Unrealized loss on available-for-sale securities, net	40	—
Allowance for loan losses	7	22
Tax carryforwards	70	61
Other	78	53

Total deferred tax assets	266	240
Valuation allowance for deferred tax assets	3	3

Net deferred tax assets	263	237

Net deferred tax liabilities	$1,573	$1,529

The valuation allowance has been determined pursuant to the provisions of SFAS No. 109, and is adequate to reduce the total deferred tax asset to an amount that will more likely than not be realized. At December 31, 2004, State Street had minimum tax credit carryforwards of $44 million, U.S. foreign tax credit carryforwards of $16 million, general business credit carryforwards of $8 million and non-U.S. federal tax loss carryforwards of $3 million. The minimum tax credit amount carries forward indefinitely. General business credit carryforwards, U.S. foreign tax credit carryforwards and non-U.S. federal tax loss carryforwards expire beginning in 2024, 2009 and 2005, respectively.

A reconciliation of the U.S. statutory income tax rate to the effective tax rate based on income before income taxes was as follows for the years ended December 31:

	2004	2003	2002

(Dollars in millions)
U.S. federal income tax rate	35.0%	35.0%	35.0%

Changes from Statutory Rate:
State taxes, net of federal benefit	3.7	3.8	4.1
Tax-exempt interest revenue, net of disallowed interest	(2.2)	(2.6)	(3.0)
Tax credits	(.6)	(.9)	(3.1)
Foreign tax differential	(1.1)	(.8)	—
Leveraged lease transactions — cumulative benefit	(.9)	—	—
Other, net	(.8)	(.5)	(.9)
Non-operating item(1)	—	1.1	2.6

Effective tax rate	33.1%	35.1%	34.7%

(1)

The adjustment for the non-operating item reported in 2003 is the result of the increase in the effective tax rate for a state tax matter that was settled. The 2002 adjustment includes the increase in the effective tax rate resulting from the gain on the sale of State Street’s Corporate Trust business.

The Internal Revenue Service (“IRS”) has completed its review of State Street’s federal income tax returns in the third quarter of 2004 for 1997, 1998 and 1999 and has proposed to disallow tax deductions related to lease-in-lease-out (“LILO”) transactions. State Street believes that it reported the tax effects of these transactions properly based on applicable statutes, regulations and case law in effect at the time they were entered into; a court or other judicial or administrative authority could disagree.

The IRS has indicated that it will consider settling leasing disputes such as these with taxpayers. State Street is pursuing its administrative remedies with the IRS. While it is unclear whether State Street will be able to reach an acceptable settlement, management believes the Corporation is appropriately accrued for tax exposures, including exposures related to LILO transactions, and related interest expense. If State Street prevails in a matter for which an accrual has been established, or is required to pay an amount exceeding its reserve, the financial impact will be reflected in the period the matter is resolved.

The FASB is reviewing the accounting for significant changes in tax-related cash flows of LILO transactions. It is possible that the FASB will issue guidance requiring the recalculation of the allocation of income over the lease term when an event triggers a significant change in the assumed tax-related cash flows of a transaction. If the FASB does issue new guidance and the Corporation were to settle with the IRS or receive an adverse decision in court, the assumptions used in accounting for the LILO transactions could change significantly, resulting in a cumulative change in the related income recorded on these transactions.

The FASB is reviewing the current GAAP treatment of negotiated settlements of tax disputes involving leases accounted for under SFAS No. 13. It is possible the FASB’s review could result in a new Financial Accounting Standard and could have an impact on the financial statements of State Street. The Corporation will continue to monitor FASB proceedings. If FASB issues new standards governing uncertain tax positions, or guidance that changes industry practice with respect to SFAS No. 13 matters, the Corporation will consider the effect to any potential settlement with the IRS, and to the adequacy of the tax reserve. It is not possible at this time to predict the changes that FASB might accept, or their financial statement impact to the Corporation.

NOTE 20 EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31:

	2004	2003	2002

(Dollars in millions)

Net Income	$798	$722	$1,015

Earnings per Share:
Basic	$2.38	$2.18	$3.14
Diluted	2.35	2.15	3.10

Average Shares Outstanding (thousands):
Basic average shares	334,606	331,692	323,520
Effect of dilutive securities:
Stock options and stock awards	3,358	2,938	3,631
Equity-related financial instruments	1,641	696	326

Dilutive average shares	339,605	335,326	327,477

Anti-dilutive securities(1)	10,289	13,216	7,929

(1)

Stock options outstanding but not included in the computation of diluted average shares because the exercise prices of the instruments were greater than the average fair value of State Street’s common stock during those periods.

NOTE 21 CONTINGENT LIABILITIES

State Street provides custody, product- and participant-level accounting, daily pricing and administration; master trust and master custody; investment management; recordkeeping; foreign exchange and trading services; securities lending; deposit and short-term investment facilities; loans and lease financing; investment operations outsourcing; wealth manager and hedge fund manager services; and performance, risk and compliance analytics to clients worldwide. Assets under custody and assets under management are held by State Street in a fiduciary or custodial capacity and are not included in the Consolidated Statement of Condition because such items are not assets of State Street. Management conducts regular reviews of its responsibilities for these services and considers the results in preparing its financial statements. In the opinion of management, no contingent liabilities existed at December 31, 2004, that would have had a material adverse effect on State Street’s financial position or results of operations.

In the normal course of business, State Street is subject to challenges from U.S. and non-U.S. tax authorities regarding the amount of taxes due. These challenges may result in adjustments to the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. See Note 19 for more information on tax contingencies.

NOTE 22 DERIVATIVE FINANCIAL INSTRUMENTS

State Street uses derivatives to support clients’ needs, conduct trading activities, and manage its interest rate and currency risk. The Corporation takes positions in both the foreign exchange and interest rate markets by buying and selling cash instruments and using financial derivatives, including foreign exchange contracts and interest-rate options, swaps, caps and futures.

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

The following table summarizes the contractual or notional amounts of derivative financial instruments held or issued for trading and balance sheet management as of December 31:

	2004	2003

(Dollars in millions)

Trading:
Interest Rate Contracts:
Swap agreements	$1,450	$3,154
Options and caps purchased	310	332
Options and caps written	1,464	656
Futures	1,767	40,003
Foreign Exchange Contracts:
Forward, swap and spot	364,357	322,051
Options purchased	3,298	2,243
Options written	3,214	2,064

Balance Sheet Management:
Interest Rate Contracts:
Swap agreements	4,300	3,964
Foreign Exchange Contracts:
Forward, swap and spot	407	—

In connection with balance sheet management activities, State Street has executed interest rate swap agreements designated as fair value and cash flow hedges to manage interest-rate risk. The notional values of these interest rate contracts and the related assets or liabilities being hedged at December 31, were as follows:

	|		2004		|		2003		|
		Fair Value Hedges	Cash Flow Hedges	Total		Fair Value Hedges	Cash Flow Hedges	Total

(Dollars in millions)

Available-for-sale investment securities		$1,515		$1,515		$1,523		$1,523
Interest-bearing time deposits(3)		245	$1,190	1,435		1,091		1,091
Long-term debt(1)(2)		1,200	150	1,350		1,200	$150	1,350

Total		$2,960	$1,340	$4,300		$3,814	$150	$3,964

(1)

For the years ended December 31, 2004 and 2003, the fair value hedges of long-term debt increased the value of long-term debt presented in the Consolidated Statement of Condition by $55 million and $45 million, respectively.

(2)

For the years ended December 31, 2004 and 2003, the Corporation’s overall weighted-average interest rate for long-term debt was 6.30% and 5.58%, respectively, on a contractual basis, and 4.36% and 4.31%, respectively, including the effects of hedges.

(3)

For the years ended December 31, 2004 and 2003, the Corporation’s overall weighted-average interest rate for interest-bearing time deposits was 1.38% and 1.34%, respectively, on a contractual basis, and 1.35% and 1.22%, respectively, including the effects of hedges.

For the years ended December 31, 2004, 2003 and 2002, State Street recognized net pre-tax losses of approximately $3 million, $5 million and $5 million, respectively, which represented the ineffective portion of hedges, reported in processing fees and other revenue.

During 2004, State Street entered into foreign exchange forward contracts with a basis of €300 million, or approximately $407 million, to hedge a portion of the Corporation’s net foreign investment in non-U.S. subsidiaries. As a result, approximately $26 million of after-tax translation losses on the hedge contracts were included within accumulated other comprehensive income in stockholders’ equity.

FAIR VALUE OF DERIVATIVE FINANCIAL INSTRUMENTS

State Street’s risk exposure from interest rate and foreign exchange contracts results from the possibility that one party may default on its contractual obligation or from movements in exchange or interest rates. Credit risk is limited to the positive market value of the derivative financial instrument, which is significantly less than the notional value. The notional value provides the basis for determining the exchange of contractual cash flows. The exposure to credit loss can be estimated by calculating the cost, on a present-value basis, to replace at current market rates all profitable contracts at year-end. The estimated aggregate replacement cost of derivative financial instruments in a net positive position was $5.72 billion at December 31, 2004, and $5.53 billion at December 31, 2003.

The foreign exchange contracts have been reduced by offsetting balances with the same counterparty where a master netting agreement exists.

The following table represents the fair value as of December 31, and average fair value for the years ended December 31, of financial derivative instruments held or issued for trading purposes:

	Fair Value	Average Fair Value

(Dollars in millions)

2004:
Foreign Exchange Contracts:
Contracts in a receivable position	$3,233	$2,657
Contracts in a payable position	3,122	2,644
Other Financial Instrument Contracts:
Contracts in a receivable position	9	29
Contracts in a payable position	9	40

2003:
Foreign Exchange Contracts:
Contracts in a receivable position	$3,821	$2,392
Contracts in a payable position	3,613	2,344
Other Financial Instrument Contracts:
Contracts in a receivable position	32	75
Contracts in a payable position	51	136

Foreign exchange trading revenue related to foreign exchange contracts was $420 million, $330 million and $300 million for the years ended December 31, 2004, 2003 and 2002, respectively. In 2003, State Street also recorded $61 million from Deutsche Bank as foreign exchange trading revenue. For other financial instrument contracts, there were losses of $25 million in 2004, $31 million in 2003 and $38 million in 2002 recorded in processing fees and other revenue. Future cash requirements, if any, related to foreign currency contracts are represented by the gross amount of currencies to be exchanged under each contract unless State Street and the counterparty have agreed to pay or receive the net contractual settlement amount on the settlement date. Future cash requirements on other financial instruments are limited to the net amounts payable under the agreements.

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

The following is a summary of the contractual amount of credit-related, off-balance sheet financial instruments at December 31:

	2004	2003

(Dollars in millions)

Indemnified securities on loan	$349,543	$266,055
Liquidity asset purchase agreements	20,410	16,540
Loan commitments	12,731	12,270
Standby letters of credit	4,784	4,545

On behalf of its clients, State Street lends securities to creditworthy banks, broker-dealers and other institutions. In certain circumstances, State Street may indemnify its clients for the fair market value of those securities against a failure of the borrower to return such securities. Collateral funds resulting from State Street’s securities lending services are held by State Street as agent; therefore, under accounting principles generally accepted in the United States, these assets are not assets of the Corporation. State Street requires the borrowers to provide collateral in an amount equal to or in excess of 102% of the fair market value of the securities borrowed. The borrowed securities are revalued daily to determine if additional collateral is necessary. State Street held, as agent, cash and U.S. government securities totaling $360.61 billion and $271.27 billion as collateral for indemnified securities on loan at December 31, 2004 and 2003, respectively.

Loan commitments (unfunded loans and unused lines of credit), liquidity asset purchase agreements and standby letters of credit are issued to accommodate the financing, liquidity and credit enhancement needs of State Street’s clients. Loan commitments are agreements by State Street to lend monies at a future date. Liquidity asset purchase agreements are commitments to purchase receivables or securities, subject to conditions established in the agreements.

These loan, liquidity asset purchase and letter of credit commitments are subject to the same credit policies and reviews as loans. Approximately 85% of the loan commitments and asset purchase agreements expire within one year from the date of issue. Since many of the commitments are expected to expire or renew without being drawn, the total commitment amounts do not necessarily represent future cash requirements.

State Street provides liquidity and credit enhancement facilities in the form of liquidity asset purchase agreements, lines of credit, and standby letters of credit to two types of off-balance sheet entities. One type, special purpose entities (“SPEs”), as defined by FIN 46-R, which are administered by State Street, issues asset-backed commercial paper (“ABCP”). At December 31, 2004 and 2003, State Street’s commitments under liquidity asset purchase agreements and lines of credit to these SPEs were $15.31 billion and $11.88 billion, respectively, and standby letters of credit were $654 million and $644 million, respectively. Amounts committed, but unused, under the liquidity asset purchase agreements, lines of credit and standby letters of credit that

State Street provides to these SPEs are included in the table above. During the year ended December 31, 2003, $50 million was drawn under a liquidity asset purchase agreement. Asset performance deterioration or certain other factors may cause the asset risk to shift from the ABCP investors to State Street as the liquidity provider for the asset purchase agreements, as the SPE may need to repay maturing commercial paper by drawing the liquidity facilities. State Street would acquire the assets at fair market value at the date of transfer. Potential losses, if any, from these SPEs are not expected to materially affect the financial condition or results of operations of the Corporation.

For a second type of off-balance sheet entity, structured as qualified special purpose entities (“QSPEs”) in accordance with accounting principles generally accepted in the United States, State Street distributes and sells equity interests in tax-exempt investment-grade assets to mutual fund clients. For these QSPEs, State Street transfers the assets from its investment portfolio at fair market value. Such transfers are treated as sales. For the years ended 2004, 2003 and 2002 State Street sold $851 million, $393 million and $33 million of investment securities, respectively, to the QSPEs. The QSPEs finance the acquisition of these assets by selling equity interests to third-party investors. State Street owns a minority residual interest in these QSPEs of less than 7%, or $156 million. As of December 31, 2004, these trusts have a weighted average life of approximately 5.37 years. In a separate agreement, State Street provides liquidity asset purchase agreements to these entities. These liquidity asset purchase agreements obligate State Street to buy the equity interests in the underlying portfolio at par value, which approximates market value, in the event that the re-marketing agent is unable to place the equity interests of the QSPE with investors. The liquidity asset purchase agreements are subject to early termination by State Street in the event of payment default, bankruptcy of issuer or credit enhancement provider, taxability, or downgrade of an asset below investment grade. Fee revenue for administrative services, liquidity asset purchase agreements and residual interest earnings before tax benefit totaled $37 million in 2004. In connection with State Street’s balance sheet management activities, the Corporation incurred $35 million of interest expense on interest rate swap contracts designated as fair value hedges against the minority residual interest of the QSPEs. As of December 31, 2004, these QSPEs had total assets of $2.18 billion in an estimated tax-exempt market of $80 billion to $90 billion. State Street’s liquidity asset purchase agreements to these QSPEs were $1.44 billion at December 31, 2004, none of which were utilized, and are included in the preceding table.

During 2004 and 2003, State Street acquired and transferred approximately $604 million and $1.50 billion, respectively, of investment securities out of its available-for-sale portfolio at fair market value in exchange for cash to an off-balance sheet entity structured as a QSPE. These transfers were treated as sales. State Street provides investment management services to this unaffiliated QSPE.

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

The reported value and fair value for other balance sheet captions as of December 31 were as follows:

	Reported Value	Fair Value

(Dollars in millions)

2004:
Investment Securities:
Available for sale	$36,171	$36,171
Held to maturity	1,400	1,389
Net loans (excluding leases)	2,334	2,334
Unrealized gains on derivative instruments – trading	3,243	3,243
Long-term debt	2,458	2,588
Unrealized losses on derivative instruments – trading	3,131	3,131

2003:
Investment Securities:
Available for sale	$36,598	$36,598
Held to maturity	1,617	1,620
Net loans (excluding leases)	2,707	2,707
Unrealized gains on derivative instruments – trading	3,853	3,853
Long-term debt	2,222	2,227
Unrealized losses on derivative instruments – trading	3,664	3,664

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

The following table summarizes non-U.S. operating results for the years ended December 31, and assets as of December 31, based on the domicile location of clients:

	2004	2003	2002

(Dollars in millions)

Results of Operations:
Fee revenue	$1,549	$1,111	$654

Interest revenue	660	612	786
Interest expense	393	288	375

Net interest revenue	267	324	411

Total revenue	1,816	1,435	1,065
Operating expenses	1,309	1,045	704

Income before income taxes	507	390	361
Income tax expense	191	146	145

Net income	$316	$244	$216

Assets:
Interest-bearing deposits with banks	$20,451	$21,608
Loans and other assets	6,719	7,183

Total assets	$27,170	$28,791

NOTE 26 FINANCIAL STATEMENTS OF STATE STREET CORPORATION (PARENT ONLY)

STATEMENT OF INCOME	2004	2003	2002

(Dollars in millions)
Years ended December 31,

Interest on securities purchased under resale agreements	$140	$93	$87
Cash dividends from consolidated bank subsidiary	400	145	200
Cash dividends from consolidated non-bank subsidiaries
and unconsolidated affiliates	50	52	5
Other, net	28	33	29

Total revenue	618	323	321

Interest on securities sold under repurchase agreements	112	75	73
Other interest expense	78	77	79
Other expenses	11	12	14

Total expenses	201	164	166
Income tax expense (benefit)	11	(1)	(8)

Income before equity in undistributed income of subsidiaries
and affiliates	406	160	163
Equity in undistributed income (loss) of subsidiaries and affiliates:
Consolidated bank subsidiary	338	541	813
Consolidated non-bank subsidiaries and unconsolidated affiliates	54	21	39

Net income	$798	$722	$1,015

STATEMENT OF CONDITION	2004	2003

(Dollars in millions)
As of December 31,

Assets:
Interest-bearing deposits with bank subsidiary	$1,130	$803
Securities Purchased Under Resale Agreements From:
Consolidated bank subsidiary	—	1,445
Consolidated non-bank subsidiary and unconsolidated affiliates	333	38
External parties	1,901	5,905
Available-for-sale securities	101	88
Investments in Subsidiaries:
Consolidated bank subsidiary	6,262	6,019
Consolidated non-bank subsidiaries	898	763
Unconsolidated affiliates	158	159
Notes and Other Receivables from:
Consolidated bank subsidiary	50	73
Consolidated non-bank subsidiaries and affiliates	88	115
Other assets	83	91

Total assets	$11,004	$15,499

Liabilities:
Securities sold under repurchase agreements	$2,118	$7,032
Commercial paper	966	981
Accrued Taxes, Expenses and Other Liabilities due to:
Consolidated bank subsidiary	109	53
Consolidated non-bank subsidiaries	10	8
External parties	167	202
Long-term debt	1,475	1,476

Total liabilities	4,845	9,752
Stockholders’ equity	6,159	5,747

Total liabilities and stockholders’ equity	$11,004	$15,499

STATEMENT OF CASH FLOWS	2004	2003	2002

(Dollars in millions)
Years ended December 31,

Net Cash Provided by Operating Activities	$412	$167	$126

Investing Activities:
Net increase in interest-bearing deposits with
bank subsidiary	(327)	(286)	(367)
Net decrease (increase) in securities purchased under
resale agreements	5,154	(1,509)	(1,806)
Purchases of available-for-sale securities	(43)	(23)	(43)
Sales of available-for-sale securities	43	–	–
Investments in consolidated bank subsidiary	–	(320)	–
Investments in non-bank subsidiaries and affiliates	(75)	(272)	(54)
Net decrease (increase) in notes receivable from subsidiaries	26	56	(30)
Other	13	12	19

Net Cash Provided (Used) by Investing Activities	4,791	(2,342)	(2,281)

Financing Activities:
Net (decrease) increase in short-term borrowings	(4,914)	1,755	1,782
Net (decrease) increase in commercial paper	(15)	(17)	499
Proceeds from issuance of long-term debt, net of issuance costs	–	343	–
Payments for long-term debt	–	(100)	–
Proceeds from the issuance of common stock/SPACES,
net of issuance costs	–	257	–
Purchases of common stock	(178)	(3)	(75)
Proceeds from issuance of treasury stock	113	119	98
Payments for cash dividends	(209)	(179)	(149)

Net Cash (Used) Provided by Financing Activities	(5,203)	2,175	2,155

Net Change	–	–	–
Cash and Due from Banks at Beginning of Year	–	–	–

Cash and Due from Banks at End of Year	$–	$–	$–

NOTE 27 QUARTERLY RESULTS OF OPERATIONS, SHARE AND PER SHARE DATA (UNAUDITED)

|	2004 Quarters				|	2003 Quarters				|

	Fourth	Third	Second	First		Fourth	Third	Second	First

(Dollars and shares in millions, except per share data)

Consolidated Statement of Income:
Fee revenue	$1,029	$961	$1,045	$1,013		$957	$928	$881	$790
Interest revenue	532	463	408	384		377	364	401	397
Interest expense	315	250	182	181		167	161	208	193

Net interest revenue	217	216	226	203		210	203	193	204
Provision for loan losses	(18)	–	–	–		–	–	–	–

Net interest revenue after provision for loan losses	235	213	226	203		210	203	193	204
Net gain (loss) on the sales of securities, included in fee revenue above	7	–	16	3		(6)	(5)	8	26
Gain on the sales of divested businesses, net	–	–	–	–		345	–	–	–

Total revenue	1,271	1,174	1,287	1,219		1,506	1,126	1,082	1,020
Operating expenses	992	906	953	908		828	821	1,139	834

Income before income taxes	279	268	334	311		678	305	(57)	186
Income tax expense (benefit)	95	91	114	94		231	103	(34)	90

Net income	$184	$177	$220	$217		$447	$202	$(23)	$96

Earnings Per Share:
Basic	$.55	$.52	$.66	$.65		$1.34	$.61	$(.07)	$.29
Diluted	.55	.52	.65	.63		1.33	.60	(.07)	.29

Average Shares Outstanding:
Basic	333	336	335	335		334	332	331	330
Diluted	337	339	341	342		339	337	334	332

DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

The average statements of condition and net interest revenue analysis for the years indicated are presented below.

		|	2004		|	2003		|	2002		|

			Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

	(Dollars in millions; taxable equivalent) Years ended December 31,

	Assets
	Interest-bearing deposits with banks		$27,388	$591	2.16%	$22,538	$474	2.10%	$24,341	$622	2.56%
	Securities purchased under resale agreements		13,733	191	1.39	13,152	164	1.25	21,070	370	1.76
	Federal funds sold		359	5	1.29	393	4	1.12	516	9	1.66
	Trading account assets(2)		614	14	2.36	819	19	2.37	1,040	31	2.95
	Investment Securities:
	U.S. Treasury and federal agencies		22,561	536	2.38	20,046	409	2.04	12,051	404	3.35
	State and political subdivisions(2)		2,077	77	3.68	2,009	86	4.26	1,801	97	5.42
	Other investments		11,455	277	2.41	9,049	259	2.87	7,323	287	3.93
	Commercial and financial loans		3,433	59	1.72	3,402	61	1.79	3,022	82	2.70
	Lease financing(2)		2,256	82	3.61	2,166	114	5.26	2,083	133	6.40

	Total interest-earning assets(2)		83,876	1,832	2.18	73,574	1,590	2.16	73,247	2,035	2.78
	Cash and due from banks		2,853			1,596			1,165
	Other assets		8,413			7,503			4,673

	Total assets		$95,142			$82,673			$79,085

	Liabilities and Stockholders’ Equity
	Interest-bearing Deposits:
	Savings		$855	6.72		$1,079	6.57		$2,171	20.92
	Time		5,352	72	1.35	4,731	59	1.22	7,301	133	1.82
	Non-U.S.		39,046	434	1.11	29,746	307	1.04	26,393	345	1.31

	Total interest-bearing deposits		45,253	512		35,556	372	1.05	35,865	498	1.39
	Securities sold under repurchase agreements		22,989	234	1.02	22,724	205.90		23,881	356	1.49
	Federal funds purchased		2,891	41	1.40	2,901	33	1.13	3,085	50	1.63
	Other short-term borrowings		1,736	40	2.28	2,031	41	2.03	1,242	20	1.60
	Long-term debt		2,319	101	4.36	1,810	78	4.31	1,259	71	5.68

	Total interest-bearing liabilities		75,188	928	1.23	65,022	729	1.12	65,332	995	1.52

	Noninterest-bearing deposits		8,046			7,359			6,141
	Other liabilities		5,900			5,090			3,406
	Stockholders’ equity		6,008			5,202			4,206

	Total liabilities and stockholders’ equity		$95,142			$82,673			$79,085

	Net interest revenue			$904			$861			$1,040

	Excess of rate earned over rate paid				.95%			1.04%			1.26%
	Net interest margin(1)				1.08			1.17			1.42

(1)	Net interest margin is taxable-equivalent net interest revenue divided by average interest-earning assets.

(2)

Interest revenue on non-taxable investment securities and leases includes the effect of taxable-equivalent adjustments, a method of presentation in which interest income on tax-exempt securities is adjusted to present the earnings performance on a basis equivalent to interest earned on fully taxable securities with a corresponding charge to income tax expense. The adjustment is computed using a federal income tax rate of 35.0%, adjusted for applicable state income taxes, net of the related federal tax benefit. The taxable- equivalent adjustments included in interest revenue above were $45 million, $51 million and $61 million for the years ended December 31, 2004, 2003 and 2002, respectively.

The table below summarizes changes in taxable-equivalent interest revenue and interest expense due to changes in volume of interest-earning assets and interest-bearing liabilities, and changes in interest rates. Changes attributed to both volumes and rates have been allocated based on the proportion of change in each category.

	|	2004 Compared to 2003			|	2003 Compared to 2002			|

		Change in Volume	Change in Rate	Net (Decrease) Increase		Change in Volume	Change in Rate	Net (Decrease) Increase

(Dollars in millions; taxable equivalent) Years ended December 31,

Interest Revenue Related to:
Interest-bearing deposits with banks		$101	$16	$117		$(46)	$(102)	$(148)
Securities purchased under resale agreements		7	20	27		(139)	(67)	(206)
Federal funds sold		—	1	1		(2)	(3)	(5)
Trading account assets		(5)	—	(5)		(7)	(5)	(12)
Investment securities:
U.S. Treasury and federal agencies		51	76	127		268	(263)	5
State and political subdivisions		3	(13)	(10)		12	(23)	(11)
Other investments		70	(52)	18		68	(96)	(28)
Commercial and financial loans		1	(3)	(2)		10	(31)	(21)
Lease financing		5	(37)	(32)		5	(24)	(19)

Total interest-earning assets		233	8	241		169	(614)	(445)

Interest Expense Related to:
Deposits:
Savings		(1)	1	—		(10)	(4)	(14)
Time		6	7	13		(46)	(28)	(74)
Non-U.S.		99	28	127		43	(81)	(38)
Securities sold under repurchase agreements		2	27	29		(17)	(134)	(151)
Federal funds purchased		—	8	8		(3)	(14)	(17)
Other short-term borrowings		(5)	4	(1)		13	8	21
Long-term debt		22	1	23		31	(24)	7

Total interest-bearing liabilities		123	76	199		11	(277)	(266)

Net interest revenue		$110	$(68)	$42		$158	$(337)	$(179)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

State Street has established and maintains disclosure controls and other procedures that are designed to ensure that material information relating to State Street and its subsidiaries required to be disclosed by State Street in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Corporation’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. For the fiscal quarter ended December 31, 2004, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that State Street’s disclosure controls and procedures were effective as of December 31, 2004.

INTERNAL CONTROL OVER FINANCIAL REPORTING

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of State Street is responsible for the preparation and fair presentation of the financial statements and other financial information contained in this Form 10-K. Management is also responsible for establishing and maintaining adequate internal control over financial reporting. Management has designed business processes and internal controls and has also established and is responsible for maintaining a business culture that fosters financial integrity and accurate reporting. To these ends, management maintains a comprehensive system of internal controls intended to provide reasonable assurances regarding the reliability of financial reporting and the preparation of the consolidated financial statements of the Corporation in accordance with generally accepted accounting principles. State Street’s accounting policies and internal controls over financial reporting, established and maintained by management, are under the general oversight of the Corporation’s Board of Directors, including the Corporation’s Examining and Audit Committee.

Management has made a comprehensive review, evaluation, and assessment of the Corporation’s internal control over financial reporting as of December 31, 2004. The standard measures adopted by management in making its evaluation are the measures in the Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework).

Based upon its review and evaluation, management has concluded that State Street’s internal control over financial reporting is effective at December 31, 2004, and that there were no material weaknesses in the Corporation’s internal control over financial reporting as of that date.

Ernst & Young LLP, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Form 10-K, has issued its written attestation report on management’s assessment of State Street’s internal control over financial reporting which follows this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

THE STOCKHOLDERS AND BOARD OF DIRECTORS STATE STREET CORPORATION

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting that State Street Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). State Street Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that State Street Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, State Street Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of condition of State Street Corporation as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated February 17, 2005 expressed an unqualified opinion thereon.

Boston, Massachusetts
February 17, 2005

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning State Street’s directors will appear in State Street’s Proxy Statement for the 2005 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2005, under the caption “Election of Directors.” Such information is incorporated herein by reference.

Information concerning State Street’s executive officers appears under the caption “Executive Officers of the Registrant” in Item 4A of this Report.

Information concerning State Street’s Examining and Audit Committee will appear in State Street’s Proxy Statement for the 2005 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2005, under the caption “Corporate Governance at State Street — Committees of the Board of Directors.” Such information is incorporated herein by reference.

Information concerning compliance with Section 16(a) of the Securities Exchange Act will appear in State Street’s Proxy Statement for the 2005 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2005, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.” Such information is incorporated herein by reference.

State Street’s Board of Directors has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. That Code of Ethics for Financial Officers has been posted on State Street’s Internet website at www.statestreet.com. State Street would intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of its Code of Ethics for Financial Officers and that relates to a substantive amendment or material departure from a provision of the Code by posting such information on its Internet website at www.statestreet.com. State Street would also intend to satisfy the disclosure requirements of the NYSE listing standards regarding waivers of the Standard of Conduct for Directors, and waivers for executive officers of the Standard of Conduct at State Street, by posting such information on its Internet website at www.statestreet.com.

ITEM 11.	EXECUTIVE COMPENSATION

Information in response to this item will appear in State Street’s Proxy Statement for the 2005 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2005, under the captions “Executive Compensation,” “Compensation of Directors,” “Retirement Benefits,” “Committees of the Board of Directors — Executive Compensation Committee,” “Report of the Executive Compensation Committee,” and “Stockholder Return Performance Presentation.” Such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning security ownership of certain beneficial owners and management will appear in State Street’s Proxy Statement for the 2005 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2005, under the caption “Beneficial Ownership of Shares.” Such information is incorporated herein by reference.

RELATED STOCKHOLDER MATTERS

The following table discloses the number of outstanding options, warrants and rights granted by the Corporation to participants in equity compensation plans, as well as the number of securities remaining available for future issuance under these plans, as of December 31, 2004. The table provides this information separately for equity compensation plans that have and have not been approved by security holders.

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

(Share data in thousands)

Plan Category:
Equity compensation plans approved by stockholders	28,380	$43.81	7,896
Equity compensation plans not approved by stockholders	103	44.55	392

Total	28,483	43.82	8,288

Two compensation plans under which equity securities of the Registrant are authorized for issuance have been adopted without the approval of stockholders.

In 1996, the Board of Directors adopted the State Street Global Advisors Equity Compensation Plan, pursuant to which senior officers of SSgA are eligible to be selected for participation in the plan, and to receive awards providing for the deferred delivery of shares of common stock. Awards outstanding at December 31, 2004, covered 244,000 shares to be issued, of which 80% had vested, with the remaining 20% vesting during the year ending December 31, 2005. In general, delivery of shares under vested awards commenced December 31, 2004. Upon termination of a participant’s employment unvested portions are forfeited. Special vesting and deliverability rules apply in the case of death, disability, and retirement or as determined by the Executive Compensation Committee of the Board in the case of severance or voluntary separation. As a result of the voluntary separation program in 2003, 230,000 shares were issued to participants who left the Corporation. Award participants are subject to a non-competition and non-solicitation of business covenant during a period of 18 months following termination of employment. The awards are non-transferable by the recipient. Shares underlying forfeited awards are available for future awards under the plan; at December 31, 2004, 4,000 shares remained available under the plan for future awards.

In 2001, the Board of Directors adopted the State Street Corporation Savings-Related Stock Plan (“SAYE Plan”), for employees in the United Kingdom. Under the SAYE Plan, employee-participants could commit to save a specified amount from after-tax pay for a fixed period (either three or five years). Savings are deducted automatically. At the end of the period chosen, a tax-free bonus is added by the Registrant to the savings amount (the level of the bonus depends on the length of the fixed period of savings), and participants have the option to receive the savings and bonus amount in cash, or to use the amount to purchase common stock from the Registrant at an exercise price equal to the market price of the stock as of the date of joining the SAYE Plan less a discount fixed by the Registrant at the date of joining. For participants joining the SAYE Plan in 2001, the discount was 15%. There was no discount for participants joining in 2002. Options granted under the SAYE Plan are non-transferable. If a participant withdraws from participation before the end of the fixed period, the options to purchase stock are forfeited. If a participant terminates during the period due to retirement, disability, redundancy or sale of the employer from the Registrant’s group, the options may be exercised within six months of the occurrence, or one year if by reason of death. Under the SAYE Plan, an aggregate of 170,000 shares of common stock was authorized for issuance. The SAYE Plan has been discontinued and no new participations under the SAYE Plan are permitted. At December 31, 2004, a total of 103,000 shares of common stock are eligible to be purchased under outstanding options.

In addition, individual directors who are not employees of State Street have received annual awards of deferred stock for a number of shares based on the amount of their annual retainer, payable after the director leaves the Board or attains a specific age. The number of deferred shares includes, in the case of certain directors, additional deferred share amounts in respect of an accrual under a terminated retirement plan, and for all directors is increased to reflect dividends paid on the Common Stock. Awards providing for the deferred delivery of an aggregate of 151,000 shares of Common Stock were outstanding as of December 31, 2004. Also, directors who are not employees of State Street may receive their annual retainer payable at their option either in shares of Common Stock or cash, and may further elect to defer either 50% or 100% until after termination of their services as a director. The number of deferred shares is increased to reflect dividends paid on the Common Stock. As of December 31, 2004, an aggregate of 27,000 shares of Common Stock have been deferred for delivery in the future under this retainer program; awards made through June 30, 2003, have not been approved by stockholders. Awards of deferred stock made or non-deferred retainer shares paid to individual directors after June 30, 2003, have been or will be made under State Street’s 1997 Equity Incentive Plan, approved by stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions will appear in State Street’s Proxy Statement for the 2005 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2005, under the caption “Related Transactions.” Such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services will appear in State Street’s Proxy Statement for the 2005 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2005, under the caption “Relationship with Independent Registered Public Accounting Firm.” Such information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)(1)FINANCIAL STATEMENTS

The following consolidated financial statements of State Street are included in Item 8 hereof:

Report of Independent Registered Public Accounting Firm

Consolidated Statement of Income — Years ended December 31, 2004, 2003 and 2002

Consolidated Statement of Condition — As of December 31, 2004 and 2003

Consolidated Statement of Changes in Stockholders’ Equity — Years ended December 31, 2004, 2003 and 2002

Consolidated Statement of Cash Flows — Years ended December 31, 2004, 2003 and 2002 Notes to the

Consolidated Financial Statements

(A)(2)FINANCIAL STATEMENT SCHEDULES

Certain schedules to the consolidated financial statements have been omitted if they were not required by Article 9 of Regulation S-X or if, under the related instructions, they were inapplicable, or the information was contained elsewhere herein.

(A)(3)EXHIBITS

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

4.1

The description of the Registrant’s Common Stock is included in the Registrant’s Registration Statement on Forms 8-A, as filed with the Securities and Exchange Commission on January 18, 1995 and March 7, 1995, as supplemented by the description of the Registrant’s Preferred Stock Purchase Rights attached to the Common Stock included in the Registrant’s Registration Statement on Forms 8-A (filed with the Securities and Exchange Commission on January 18, 1995 and March 7, 1995 and as updated by Form 8-A/A filed with the Securities and Exchange Commission on July 7, 1998, and incorporated by reference)

4.2

Amended and Restated Rights Agreement dated as of June 18, 1998 between Registrant and Bank Boston N.A., as Rights Agent (filed with the Securities and Exchange Commission as Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated June 18, 1998 and incorporated by reference)

4.3

Certificate of Designation, Preference and Rights (filed with the Securities and Exchange Commission as Exhibit 3.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated by reference)

4.4

Indenture dated as of May 1, 1983 between Registrant and Morgan Guaranty Trust Company of New York, Trustee, relating to Registrant’s 7 3/4% Convertible Subordinated Debentures due 2008 (filed with the Securities and Exchange Commission as Exhibit 4 to Registrant’s Registration Statement on Form S-3 (Commission File No. 2-83251) and incorporated by reference)

4.5

Indenture dated as of August 2, 1993 between Registrant and The First National Bank of Boston, as trustee relating to Registrant’s long-term notes (filed with the Securities and Exchange Commission as Exhibit 4 to Registrant’s Current Report on Form 8-K dated October 8, 1993 and incorporated by reference)

4.6

Instrument of Resignation, Appointment, and Acceptance, dated as of February 14, 1996 among Registrant, The First National Bank of Boston (resigning trustee) and Fleet National Bank of Massachusetts (successor trustee) (filed with the Securities and Exchange Commission as Exhibit 4.6 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated by reference)

4.7

Instrument of Resignation, Appointment and Acceptance dated as of June 26, 1997 among the Registrant, Fleet National Bank (resigning trustee) and First Trust National Association (now known as U.S. Bank National Association) (successor trustee) (filed with the Securities and Exchange Commission as Exhibit 4.13 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated by reference)

4.8

Junior Subordinated Indenture dated as of December 15, 1996 between Registrant and Bank One Trust Company, N.A. (as successor in interest to The First National Bank of Chicago), as trustee (filed with the Securities and Exchange Commission as Exhibit 1 to Registrant’s Current Report on Form 8-K dated February 27, 1997 and incorporated by reference)

4.9

First Supplemental Indenture dated as of January 21, 2003 to the Junior Subordinated Indenture as of December 15, 1996 between Registrant and Bank One Trust Company, N.A., as trustee (filed with the Securities and Exchange Commission as Exhibit 4.27 to Registrant’s Current Report on Form 8-K dated January 21, 2003 and incorporated by reference)

4.10

Amended and Restated Trust Agreement dated as of December 15, 1996 relating to State Street Institutional Capital A(filed with the Securities and Exchange Commission as Exhibit 2 to Registrant’s Current Report on Form 8-K dated February 27, 1997 and incorporated by reference)

4.11

Capital Securities Guarantee Agreement dated as of December 15, 1996 between Registrant and Bank One Trust Company, N.A. (as successor in interest to The First National Bank of Chicago) (filed with the Securities and Exchange Commission as Exhibit 3 to Registrant’s Current Report on Form 8-K dated February 27, 1997 and incorporated by reference)

4.12

Amended and Restated Trust Agreement, dated March 11, 1997 relating to State Street Institutional Capital B (filed with the Securities and Exchange Commission as Exhibit 2 to Registrant’s Current Report on Form 8-K dated April 17, 1997 and incorporated by reference)

4.13

Capital Securities Guarantee Agreement dated March 11, 1997 between Registrant and Bank One Trust Company, N.A. (as successor in interest to The First National Bank of Chicago) (filed with the Securities and Exchange Commission as Exhibit 3 to Registrant’s Current Report on Form 8-K dated April 17, 1997 and incorporated by reference)

4.14

Indenture dated as of June 15, 2000 between Registrant and Bank One Trust Company, N.A., as trustee (filed with the Securities and Exchange Commission as Exhibit 4.26 to Post-Effective Amendment No. 1 to Registrant’s Registration Statement on Form S-3 filed on June 20, 2000, Commission File No. 333-34516, and incorporated by reference)

4.15

Certificate of Trust of State Street Capital Trust II, as filed with the Delaware Secretary of State on March 25, 1998 (filed with the Securities and Exchange Commission as Exhibit 4.18 to Registrant’s Registration Statement on Form S-3 filed on April 1, 1998, Commission File No. 333-49143, and incorporated by reference)

4.16

Certificate of Trust of State Street Capital Trust III, as filed with the Delaware Secretary of State on March 25, 1998 (filed with the Securities and Exchange Commission as Exhibit 4.19 to Registrant’s Registration Statement on Form S-3 filed on April 1, 1998, Commission File No. 333-49143, and incorporated by reference)

4.17

Certificate of Trust of State Street Capital Trust IV, as filed with the Delaware Secretary of State on March 31, 2000 (filed with the Securities and Exchange Commission as Exhibit 4.19 to Registrant’s Registration Statement on Form S-3 filed on April 11, 2000, Commission File No. 333-34516, and incorporated by reference)

4.18

Declaration of Trust of State Street Capital Trust II among Registrant, as Depositor, Bank One Trust Company, N.A. (as successor in interest to The First National Bank of Chicago), as Property Trustee, Bank One Delaware, Inc., as Delaware Trustee, and the Administrative Trustees named therein (filed with the Securities and Exchange Commission as Exhibit 4.21 to Registrant’s Registration Statement on Form S-3 filed on April 1, 1998, Commission File No. 333-49143, and incorporated by reference)

4.19

Declaration of Trust of State Street Capital Trust III among Registrant, as Depositor, Bank One Trust Company, N.A. (as successor in interest to The First National Bank of Chicago), as Property Trustee, Bank One Delaware, Inc., as Delaware Trustee, and the Administrative Trustees named therein (filed with the Securities and Exchange Commission as Exhibit 4.22 to Registrant’s Registration Statement on Form S-3 filed on April 1, 1998, Commission File No. 333-49143, and incorporated by reference)

4.20

Declaration of Trust of State Street Capital Trust IV among Registrant, as Depositor, Bank One Trust Company, N.A., as Property Trustee, Bank One Delaware, Inc., as Delaware Trustee, and the Administrative Trustees named therein (filed with the Securities and Exchange Commission as Exhibit 4.22 to Registrant’s Registration Statement on Form S-3 filed on April 11, 2000, Commission File No. 333-34516, and incorporated by reference)

4.21

Form of Amended and Restated Trust Agreement for each of State Street Capital Trust II, State Street Capital Trust III, and State Street Capital Trust IV among Registrant, as Depositor, Bank One Trust Company, N.A. (where applicable, as successor in interest to The First National Bank of Chicago), as Property Trustee, Bank One Delaware, Inc., as Delaware Trustee, and the Administrative Trustees named therein (filed with the Securities and Exchange Commission as Exhibit 4.23 to Registrant’s Registration Statement on Form S-3 filed on April 11, 2000, Commission File No. 333-34516, and incorporated by reference)

4.22

Form of Guarantee Agreement for each of State Street Capital Trust II, State Street Capital Trust III and State Street Capital Trust IV between Registrant, as guarantor, and Bank One Trust Company, N.A. (where applicable, as successor in interest to The First National Bank of Chicago), as trustee (filed with the Securities and Exchange Commission as Exhibit 4.25 to Registrant’s Registration Statement on Form S-3 filed on April 11, 2000, Commission File No. 333-34516, and incorporated by reference)

4.23

Amended and Restated Trust Agreement for State Street Capital Trust II dated as of January 21, 2003 among Registrant, as Depositor, Bank One Trust Company, N.A., as Delaware Trustee, and the Administrative Trustees named therein (filed with the Securities and Exchange Commission as Exhibit 4.24 to Registrant’s Current Report on Form 8-K dated January 21, 2003 and incorporated by reference)

4.24

Guarantee Agreement dated as of January 21, 2003 for State Street Capital Trust II between Registrant, as Guarantor, and Bank One Trust Company, N.A., as Guarantee Trustee (filed with the Securities and Exchange Commission as Exhibit 4.26 to Registrant’s Current Report on Form 8-K dated January 21, 2003 and incorporated by reference)

4.25

Purchase Contract Agreement dated as of January 21, 2003 between Registrant and Bank One Trust Company, N.A., as Purchase Contract Agent (filed with the Securities and Exchange Commission as Exhibit 4.29 to Registrant’s Current Report on Form 8-K dated January 21, 2003 and incorporated by reference)

4.26

Pledge Agreement dated as of January 21, 2003 among Registrant, Bank One, N.A., as Collateral Agent, Custodial Agent and Securities Intermediary, and Bank One Trust Company, N.A., as Purchase Contract Agent (filed with the Securities and Exchange Commission as Exhibit 4.33 to Registrant’s Current Report on Form 8-K dated January 21, 2003 and incorporated by reference)

(Note: Registrant agrees to furnish to the Securities and Exchange Commission upon request a copy of any other instrument with respect to long-term debt of the Registrant and its subsidiaries. Such other instruments are not filed herewith since no such instrument relates to outstanding debt in an amount greater than 10% of the total assets of Registrant and its subsidiaries on a consolidated basis)

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

Amendment No. 5 dated as of December 20, 2001 to Registrant’s 1997 Equity Incentive Plan, as amended (filed with the Securities and Exchange Commission as Exhibit 12D to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated by reference)

10.12E

Form of Performance Award agreement under the 1997 Equity Incentive Plan (filed with the Securities and Exchange Commission as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated by reference)

10.12F

Form of Performance Award deferral election agreement under the 1997 Equity Incentive Plan (filed with the Securities and Exchange Commission as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated by reference)

10.12G

Form of Non-Qualified Stock Option Award agreement under the 1997 Equity Incentive Plan (filed with the Securities and Exchange Commission as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated by reference)

10.12H

Form of Incentive Stock Option Award agreement under the 1997 Equity Incentive Plan (filed with the Securities and Exchange Commission as Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated by reference)

10.12I

Form of Restrictive Stock Award agreement under the 1997 Equity Incentive Plan (filed with the Securities and Exchange Commission as Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated by reference)

10.12J

Form of Deferred Stock Award Agreement under the 1997 Equity Incentive Plan (filed with the Securities and Exchange Commission as Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated by reference)

10.12K

Form of Performance-Based Equity Award to SSgA employees under the 1997 Equity Incentive Plan (filed with the Securities and Exchange Commission as Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated by reference)

10.12L	Form of Deferred Stock Award to Non-Employee Directors under the 1977 Equity Incentive Plan

10.13A

Description of 1998 deferred stock awards and issuances in lieu of retainer to non-employee directors (filed with the Securities and Exchange Commission as Exhibit 10.16 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated by reference)

10.13B

Description of 1999 compensation and deferred stock awards to non-employee directors (filed with the Securities and Exchange Commission on page 8 under the heading “Compensation of Directors” of Registrant’s Proxy Statement for the 2000 Annual Meeting and incorporated by reference)

10.13C

Description of 2000 compensation and deferred stock awards to non-employee directors (filed with the Securities and Exchange Commission on page 8 under the heading “Compensation of Directors” of Registrant’s Proxy Statement for the 2001 Annual Meeting and incorporated by reference)

10.13D

Description of 2001 compensation and deferred stock awards to non-employee directors (filed with the Securities and Exchange Commission on page 7 under the heading “Compensation of Directors” of Registrant’s Proxy Statement for the 2002 Annual Meeting and incorporated by reference)

10.13E

Description of 2002 compensation and deferred stock awards to non-employee directors (filed with the Securities and Exchange Commission on page 4 under the heading “Compensation of Directors” of Registrant’s Proxy Statement for the 2003 Annual Meeting and incorporated by reference)

10.13F

Description of 2003 compensation and deferred stock awards to non-employee directors (filed with the Securities and Exchange Commission on page 8 under the heading “Compensation of Directors” of Registrant’s Proxy Statement for the 2004 Annual Meeting and incorporated by reference)

10.13G	Description of 2004 compensation and deferred stock awards to non-employee directors

10.14

Amended and Restated Deferred Compensation Plan for Directors of State Street Corporation (filed with the Securities and Exchange Commission as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated by reference)

10.15

Amended and Restated Deferred Compensation Plan for Directors of State Street Bank and Trust Company (filed with the Securities and Exchange Commission as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated by reference)

10.16

Registrant’s 401(k) Restoration and Voluntary Deferral Plan (filed with the Securities and Exchange Commission as Exhibit 10 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated by reference)

10.17

Registrant’s Savings-Related Stock Plan for United Kingdom employees (filed with the Securities and Exchange Commission as Exhibit 99.1 to Registrant’s Registration Statement on Form S-8 filed on September 23, 2002, Commission File No. 333-100001, and incorporated by reference)

10.18

Memorandum of Agreement with Nicholas A. Lopardo (filed with the Securities and Exchange Commission as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated by reference)

10.19

Memorandum of agreement of employment of Edward J. Resch, accepted October 16, 2002 (filed with the Securities and Exchange Commission as Exhibit 10.23 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated by reference)

10.20

Memorandum of Agreement with Maureen Scannell Bateman supplemental to an Executive Voluntary Separation election (filed with the Securities and Exchange Commission as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated by reference)

10.21

Retirement Agreement with David A. Spina (filed with the Securities and Exchange Commission as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated by reference)

11.1	Computation of Earning per Share (information appears in Note 18 to the Notes to the Consolidated Financial Statements included in Part I, Item 8, “Financial Statements and Supplementary Data”)

12.1	Statement of ratio of earnings to fixed charges

21.1	Subsidiaries of State Street Corporation

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, on February 18, 2005, thereunto duly authorized.

STATE STREET CORPORATION

By	/s/ EDWARD J. RESCH

EDWARD J. RESCH,
Executive Vice President and
Chief Financial Officer

By	/s/ PAMELA D. GORMLEY

PAMELA D. GORMLEY,
Executive Vice President and Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 18, 2005 by the following persons on behalf of the registrant and in the capacities indicated.

OFFICERS:
/s/ RONALD E. LOGUE	/s/ EDWARD J. RESCH

RONALD E. LOGUE,	EDWARD J. RESCH,
Chairman and Chief Executive Officer;	Executive Vice President,
Director	Chief Financial Officer

/s/ PAMELA D. GORMLEY

PAMELA D. GORMLEY,
Executive Vice President
and Corporate Controller
DIRECTORS:

/s/ TENLEY E. ALBRIGHT	/s/ KENNETT F. BURNES

TENLEY E. ALBRIGHT, M.D.	KENNETT F. BURNES

/s/ TRUMAN S. CASNER	/s/ NADER F. DAREHSHORI

TRUMAN S. CASNER	NADER F. DAREHSHORI

/s/ ARTHUR L. GOLDSTEIN	/s/ DAVID P. GRUBER

ARTHUR L. GOLDSTEIN	DAVID P. GRUBER

/s/ LINDA A. HILL	/s/ CHARLES R. LAMANTIA

LINDA A. HILL	CHARLES R. LAMANTIA

/s/ RONALD E. LOGUE	/s/ RICHARD P. SERGEL

RONALD E. LOGUE	RICHARD P. SERGEL

/s/ RONALD L. SKATES	/s/ GREGORY L. SUMME

RONALD L. SKATES	GREGORY L. SUMME

/s/ DIANA CHAPMAN WALSH	/s/ ROBERT E. WEISSMAN

DIANA CHAPMAN WALSH	ROBERT E. WEISSMAN

EXHIBIT INDEX

(filed herewith)

		Page Number
3.2	By-laws, as amended	125-132

10.12L	Form of Deferred Stock Award to Non-Employee Directors under the 1997 Equity Incentive Plan	133-134

10.13G	Description of 2004 compensation and deferred stock awards to non-employee directors	135

12.1	Statement of ratio of earnings to fixed charges	136

21.1	Subsidiaries of State Street Corporation	137

23.1	Consent of Independent Registered Public Accounting Firm	138

31.1	Rule 13a-14(a)/15d-14(a) Certification	139

31.2	Rule 13a-14(a)/15d-14(a) Certification	140

32	Section 1350 Certifications	141