Form 10-Q
period 2005-03-31
STATE STREET CORP
filed 2005-05-06
CIK 93751

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 0-5108

STATE STREET CORPORATION
(Exact name of registrant as specified in its charter)

MASSACHUSETTS (State or other jurisdiction of incorporation)	04-2456637 (I.R.S. Employer Identification No.)
One Lincoln Street Boston, Massachusetts (Address of principal executive office)	02111 (Zip Code)

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

The number of shares of the Registrant's Common Stock outstanding on April 30, 2005 was 330,978,568.

STATE STREET CORPORATION

PART 1.
ITEM 1.    FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF INCOME—STATE STREET CORPORATION (UNAUDITED)

Three months ended March 31, (Dollars in millions, except per share information)	2005		2004
Fee Revenue:
Servicing fees		$599		$555
Management fees		177		147
Securities lending		70		64
Trading services		167		167
Processing fees and other		84		80

Total fee revenue		1,097		1,013
Net Interest Revenue:
Interest revenue		603		384
Interest expense		391		181

Net interest revenue		212		203
Provision for loan losses		—		—

Net interest revenue after provision for loan losses		212		203
(Loss) gain on the sales of available-for-sale investment securities, net		(1)		3

Total revenue		1,308		1,219
Operating Expenses:
Salaries and employee benefits		524		462
Information systems and communications		126		139
Transaction processing services		108		96
Occupancy		92		90
Merger and integration costs		—		18
Other		116		103

Total operating expenses		966		908

Income before income tax expense		342		311
Income tax expense		116		94

Net income		$226		$217

Earnings Per Share:
Basic		$.68		$.65
Diluted		.67		.63
Average Shares Outstanding (in thousands):
Basic		331,563		334,635
Diluted		334,653		342,129
Cash Dividends Declared Per Share	$	..17	$	..15

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CONDITION—STATE STREET CORPORATION

(Dollars in millions)	March 31, 2005	December 31, 2004
	(Unaudited)	(Note 1)
Assets:
Cash and due from banks	$2,926	$2,035
Interest-bearing deposits with banks	20,160	20,634
Securities purchased under resale agreements	12,699	12,878
Federal funds sold	1,000	5,450
Trading account assets	521	745
Investment securities (including securities pledged of $18,548 and $24,770)	48,213	37,571
Loans (net of allowance of $18 and $18)	4,830	4,611
Premises and equipment	1,450	1,444
Accrued income receivable	1,174	1,204
Goodwill	1,472	1,497
Other intangible assets	485	494
Other assets	5,164	5,477

Total assets	$100,094	$94,040

Liabilities:
Deposits:
Noninterest-bearing	$10,301	$13,671
Interest-bearing—U.S.	2,711	2,843
Interest-bearing—Non-U.S.	45,306	38,615

Total deposits	58,318	55,129
Securities sold under repurchase agreements	20,698	21,881
Federal funds purchased	1,739	435
Other short-term borrowings	2,840	1,343
Accrued taxes and other expenses	2,410	2,603
Other liabilities	5,628	4,032
Long-term debt	2,436	2,458

Total liabilities	94,069	87,881
Shareholders' Equity:
Preferred stock, no par: authorized 3,500,000 shares; issued none
Common stock, $1 par: authorized 500,000,000 shares, issued 337,126,000 and 337,126,000	337	337
Surplus	282	289
Retained earnings	5,759	5,590
Accumulated other comprehensive (loss) income	(95)	92
Treasury stock, at cost (5,849,000 and 3,481,000 shares)	(258)	(149)

Total shareholders' equity	6,025	6,159

Total liabilities and shareholders' equity	$100,094	$94,040

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY—STATE STREET CORPORATION (UNAUDITED)

	Common Stock				Accumulated Other Comprehensive (Loss) Income	Treasury Stock
(Dollars in millions, shares in thousands)				Retained Earnings
	Shares	Amount	Surplus			Shares	Amount	Total
Balance at December 31, 2003	337,132	$337	$329	$5,007	$192	2,658	$(118)	$5,747
Comprehensive income:
Net income				217				217
Change in net unrealized gain/loss on available-for-sale securities, net of related taxes of $21					34			34
Change in minimum pension liability					(23)			(23)
Foreign currency translation, net of related taxes of $5					8			8
Change in unrealized gain/loss on cash flow hedges, net of related taxes of $(3)					(4)			(4)

Total comprehensive income				217	15			232
Cash dividends declared-$.15 per share				(50)				(50)
Impact of fixing the variable-share settlement rate of SPACES			(26)					(26)
Common stock issued pursuant to:
Stock awards and options exercised, including tax benefit of $10	(2)		(5)			(953)	44	39

Balance at March 31, 2004	337,130	$337	$298	$5,174	$207	1,705	$(74)	$5,942

Balance at December 31, 2004	337,126	$337	$289	$5,590	$92	3,481	$(149)	$6,159
Comprehensive income:
Net income				226				226
Change in net unrealized gain/loss on available-for-sale securities, net of related taxes of $(113)					(171)			(171)
Foreign currency translation, net of related taxes of $(10)					(48)			(48)
Change in net unrealized gain/loss on hedges of net investments in non-U.S. subsidiaries, net of related taxes of $7					13			13
Change in minimum pension liability, net of related taxes of $5					6			6
Change in unrealized gain/loss on cash flow hedges, net of related taxes of $8					13			13

Total comprehensive income				226	(187)			39
Cash dividends declared-$.17 per share				(57)				(57)
Common stock acquired						2,872	(130)	(130)
Common stock issued pursuant to:
Stock awards and options exercised, including tax benefit of $2			(7)			(489)	20	13
Other						(15)	1	1

Balance at March 31, 2005	337,126	$337	$282	$5,759	$(95)	5,849	$(258)	$6,025

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS—STATE STREET CORPORATION (UNAUDITED)

Three months ended March 31, (Dollars in millions)	2005	2004
Operating Activities:
Net income	$226	$217
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash adjustments for depreciation, amortization, and deferred income tax expense	149	194
Securities losses (gains), net	1	(3)
Change in trading account assets, net	224	58
Other, net	(58)	(114)

Net Cash Provided by Operating Activities	542	352
Investing Activities:
Net decrease (increase) in interest-bearing deposits with banks	474	(5,490)
Net decrease (increase) in federal funds sold and securities purchased under resale agreements	4,629	(5,417)
Proceeds from sales of available-for-sale securities	463	3,586
Proceeds from maturities of available-for-sale securities	4,348	2,872
Purchases of available-for-sale securities	(13,974)	(2,812)
Proceeds from maturities of held-to-maturity securities	79	579
Purchases of held-to-maturity securities	—	(587)
Net (increase) decrease in loans	(218)	10
Principal collected from lease financing	15	9
Business acquisitions, net of cash acquired	—	(10)
Purchases of equity investments and other long-term assets	(11)	(23)
Purchases of premises and equipment	(85)	(101)

Net Cash Used by Investing Activities	(4,280)	(7,384)
Financing Activities:
Net increase in deposits	3,189	5,995
Net increase in short-term borrowings	1,618	66
Payments for long-term debt and obligations under capital leases	(3)	(5)
Proceeds from issuance of treasury stock	12	29
Purchases of common stock	(130)	—
Payments for cash dividends	(57)	(50)

Net Cash Provided by Financing Activities	4,629	6,035

Net Increase (Decrease)	891	(997)
Cash and due from banks at beginning of period	2,035	3,376

Cash and Due From Banks at End of Period	$2,926	$2,379

The accompanying notes are an integral part of these financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—STATE STREET CORPORATION (UNAUDITED)

Note 1—Basis of Presentation

Organization and Nature of Operations

State Street Corporation ("State Street" or the "Corporation") is a financial holding company and reports two lines of business. Investment Servicing provides services for mutual funds and collective funds worldwide, corporate and public retirement plans, insurance companies, foundations, endowments, and other investment pools. Products include custody, product- and participant-level accounting, daily pricing and administration; master trust and master custody; recordkeeping; foreign exchange, brokerage and other trading services; securities lending; deposit and short-term investment facilities; loans and lease financing; investment and hedge fund manager operations outsourcing; and performance, risk and compliance analytics to support institutional investors. Investment Management offers a broad array of services for managing financial assets, including investment management and investment research services, primarily for institutional investors worldwide. These services include passive and active U.S. and non-U.S. equity and fixed income strategies, and other related services, such as securities lending.

Basis of Presentation

The accounting and reporting policies of State Street and its subsidiaries conform to accounting principles generally accepted in the United States.

In the opinion of management, all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the financial position of State Street and subsidiaries at March 31, 2005 and December 31, 2004, its cash flows for the three months ended March 31, 2005 and 2004, and consolidated results of its operations for the three months ended March 31, 2005 and 2004, have been made. Operating results for the three months ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

The Statement of Condition at December 31, 2004, has been developed from the audited financial statements at that date, but does not include all footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the financial statements and other information included in State Street's latest Annual Report on Form 10-K.

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

Investments in Affiliates

Investments in affiliates in which the Corporation has the ability to exercise significant influence, but not control, are accounted for using the equity method, unless the affiliate is determined to be a variable interest entity ("VIE") for which State Street is considered the primary beneficiary, in which case, State Street consolidates the VIE.

Revenue Recognition

Revenue recorded as servicing fees, management fees, securities lending fees, trading services fees and certain types of revenue recorded in processing fees and other is recognized when earned based on contractual terms and is accrued based on estimates, or is recognized as transactions occur or services are provided and collectibility is reasonably assured. Revenue on interest-earning assets is recognized based on the effective yield of the financial instrument.

Stock-Based Compensation

State Street adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which provides for the expensing of stock options using the fair value method. State Street used the prospective transition method afforded under SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," an amendment to SFAS No. 123. Under this method, compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the service period of the award.

The following table illustrates the pro forma effect on net income and earnings per share as if the fair value method had been applied to all outstanding and unvested stock options in each period:

	Three Months Ended March 31,
(Dollars in millions, except per share information)
	2005	2004
Net income, as reported	$226	$217
Add: Stock option compensation expense included in reported net income, net of related taxes	4	3
Deduct: Total stock option compensation expense determined under fair value method for all awards, net of related taxes	(7)	(10)

Pro forma net income	$223	$210

Earnings Per Share:
Basic—as reported	$.68	$.65
Basic—pro forma	.67	.63
Diluted—as reported	.67	.63
Diluted—pro forma	.67	.61

Information related to option activity was as follows:

	Three Months Ended March 31,
	2005	2004
Options exercised	257,000	768,000
Weighted average price of options exercised	$23.86	$29.26
Options granted	1,235,000	2,200,000
Weighted average price of options granted	$44.53	$52.78

Accounting Changes and Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB) issued SFAS No.123 (revised 2004), "Share-Based Payment" ("SFAS No. 123-R"), which is a revision of SFAS No. 123. SFAS No. 123-R supersedes APB No. 25 and amends SFAS No. 95, "Statement of Cash Flows." This statement requires the fair value of all share-based payments to employees be recognized in the Consolidated Statement of Income. In April 2005, the Financial Accounting Standards Board ("FASB") provided for a phased-in implementation of SFAS No. 123-R. Under this revised guidance, the effective date for application of SFAS No. 123-R has been postponed from July 1, 2005 to January 1, 2006. State Street expects to adopt SFAS No. 123-R using the modified prospective method, which requires the recognition of expense over the remaining vesting period for the portion of awards not fully vested as of January 1, 2006. State Street does not expect the adoption of SFAS No. 123-R to have a significant impact on its financial position or results of operations.

See Note 11 for information on anticipated FASB exposure drafts related to the tax-related cash flows of leveraged leases and tax contingencies.

Reclassification

Certain previously reported amounts have been reclassified to conform to the current method of presentation. One such reclassification includes the income statement caption of trading services, which includes amounts previously disclosed as foreign exchange trading and brokerage fee revenue, and certain other related fees that were included in processing fees and other.

Note 2—Acquisitions and Divestitures

 In executing its strategic plan, from time to time State Street may enter into business acquisitions and strategic alliances, and may divest non-strategic operations. Acquisitions and strategic alliances enhance established capabilities by adding new products, services or technologies; expanding geographic reach; or selectively expanding market share. State Street continuously reviews and assesses various business opportunities related to this strategy.

In October 2004, State Street announced its intent to divest its ownership interest in Bel Air Investment Advisors LLC. This divestiture, expected to occur in 2005, may result in a pretax charge of approximately $150 million to $170 million.

In October 2003, State Street completed the sale of its Private Asset Management business to U.S. Trust. Under the terms of the agreement, the transaction was valued at $365 million, of which approximately five percent was subject to the successful transition of the business. State Street recorded a pre-tax gain of

$285 million from the transaction, or $.56 in diluted earnings per share. State Street could potentially recognize an additional gain in 2005 if certain target levels of client conversions to U.S. Trust are achieved. The maximum additional gain that could be recognized is $18 million. Final settlement is expected to occur in the third quarter of 2005.

In July 2002, State Street completed the purchase of International Fund Services, a provider of fund accounting and other services to hedge funds. Under the terms of the agreement, State Street is required to make additional payments if certain performance measures are met. Final settlement for the acquisition, which will occur in 2005, could require State Street to make another payment of up to $59 million.

Note 3—Investment Securities

 Investment securities consisted of the following as of the dates indicated:

	March 31, 2005				December 31, 2004
		Unrealized				Unrealized
(Dollars in millions)	Amortized Cost			Fair Value	Amortized Cost			Fair Value
		Gains	Losses			Gains	Losses
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$12,097	$1	$129	$11,969	$12,201		$82	$12,119
Mortgage-backed securities	11,641	7	214	11,434	9,178	$23	54	9,147

Subtotal	23,738	8	343	23,403	21,379	23	136	21,266
Asset-backed securities	17,351	15	39	17,327	10,071	10	25	10,056
State and political subdivisions	1,870	15	10	1,875	1,763	24	2	1,785
Collateralized mortgage obligations	2,893	1	33	2,861	1,729	1	11	1,719
Other debt investments	863	2	—	865	918	4	—	922
Money market mutual funds	267	—	—	267	97	—	—	97
Other equity securities	290	6	2	294	310	17	1	326

Total	$47,272	$47	$427	$46,892	$36,267	$79	$175	$36,171

Held to maturity:
U.S. Treasury and federal agencies	$1,239		$15	$1,224	$1,294		$11	$1,283
Other investments	82		—	82	106		—	106

Total	$1,321		$15	$1,306	$1,400		$11	$1,389

Gross gains and losses realized on the sales of available-for-sale securities were as follows for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions)
	2005	2004
Gross gains	$1	$20
Gross losses	(2)	17

Net (loss) gain	$(1)	$3

Note 4—Allowance for Loan Losses

 State Street establishes an allowance for loan losses to absorb probable credit losses. Changes in the allowance for loan losses were as follows:

	Three Months Ended March 31,
(Dollars in millions)
	2005	2004
Balance at beginning of period	$18	$61
Reclassification	—	(25)

Balance at end of period	$18	$36

During the first quarter of 2004, State Street reclassified $25 million of the allowance for loan losses to other liabilities as a reserve for off-balance sheet commitments. Subsequent to the reclassification, the reserve for off-balance sheet commitments was reduced by $10 million, and recorded as an offset to other operating expenses. During the fourth quarter of 2004, State Street further lowered the allowance for loan losses by $18 million through the provision for loan losses, reflecting reduced credit exposures and improved credit quality.

Note 5—Other Assets and Other Liabilities

 Other assets included $2.58 billion and $3.23 billion of unrealized gains on foreign exchange contracts at March 31, 2005, and December 31, 2004, respectively.

Other liabilities included $2.45 billion and $3.12 billion of unrealized losses on foreign exchange contracts at March 31, 2005, and December 31, 2004, respectively. Also included in other liabilities at March 31, 2005, was a balance due to brokers of $1.92 billion for the purchase of available-for-sale securities in the process of settlement.

Note 6—Shareholders' Equity

Accumulated Other Comprehensive (Loss) Income

The components of accumulated other comprehensive (loss) income, net of related taxes, were as follows:

(Dollars in millions)	March 31, 2005	December 31, 2004
Unrealized loss on available-for-sale securities	$(227)	$(56)
Foreign currency translation	165	213
Unrealized loss on hedge of net investments in non-U.S. subsidiaries	(13)	(26)
Minimum pension liability	(20)	(26)
Unrealized loss on cash flow hedges	—	(13)

Total	$(95)	$92

Total comprehensive income for the three months ended March 31, 2005 and 2004, was $39 million and $232 million, respectively.

Stock Purchase Program

In 1995, State Street's Board of Directors authorized the purchase of State Street common stock for use in employee benefit programs and for general corporate purposes. On February 17, 2005, the 1995 stock purchase program was terminated. In its place, the Board of Directors authorized a new publicly-announced stock purchase program for State Street Common Stock. The number of shares authorized for purchase under the 2005 stock purchase program is 15 million. In the first quarter of 2005, prior to the termination of the 1995 stock purchase program on February 17, 2005, 2.9 million shares were purchased under the 1995 stock purchase program. No shares were purchased under the 2005 program in the first quarter, and all 15 million remain available for future purchases at March 31, 2005. State Street employs one or more third-party broker-dealers to acquire shares on the open market for the Corporation's stock purchase program.

Note 7—Regulatory Capital

 State Street is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on State Street's financial condition. Under capital adequacy guidelines, State Street must meet specific capital guidelines that involve quantitative measures of State Street's assets, liabilities and off-balance sheet financial instruments as calculated under regulatory accounting practices. State Street's capital ratios are subject to qualitative judgments by the regulators about capital components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require State Street and State Street Bank to maintain minimum risk-based capital and leverage ratios as set forth in the table that follows. The risk-based capital ratios are Tier 1 capital and total capital to total adjusted risk-weighted assets and market-risk equivalents, and the Tier 1 leverage ratio is Tier 1 capital to quarterly average adjusted assets. As of March 31, 2005 and December 31, 2004, State Street Bank met all capital adequacy requirements to which it is subject.

The regulatory capital amounts and ratios were as follows as of March 31, 2005, and December 31, 2004:

	Regulatory Guidelines(1)		State Street		State Street Bank
(Dollars in millions)	Minimum	Well Capitalized	2005	2004	2005	2004
Tier 1 risk-based capital ratio	4%	6%	12.8%	13.3%	11.3%	11.6%
Total risk-based capital ratio	8	10	14.0	14.7	12.2	12.5
Tier 1 leverage ratio	3	5	5.5	5.5	5.3	5.3
Tier 1 capital			$5,290	$5,233	$4,483	$4,426
Total capital			5,787	5,803	4,845	4,795
Adjusted risk-weighted assets and market-risk equivalents:
On-balance sheet			$24,838	$22,741	$23,062	$21,587
Off-balance sheet			16,358	16,398	16,363	16,403
Market-risk equivalents			254	261	222	226

Total			$41,450	$39,400	$39,647	$38,216

Quarterly average adjusted assets			$95,804	$94,834	$85,203	$83,843

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

Note 8—Net Interest Revenue

 Net interest revenue consisted of the following:

	Three Months Ended March 31,
(Dollars in millions)
	2005	2004
Interest Revenue:
Deposits with banks	$170	$125
Investment securities:
U.S. Treasury and federal agencies	182	116
State and political subdivisions (exempt from federal tax)	14	15
Other investments	113	69
Securities purchased under resale agreements and federal funds sold	83	40
Commercial and financial loans	19	14
Lease financing	17	2
Trading account assets	5	3

Total interest revenue	603	384
Interest Expense:
Deposits	226	104
Other short-term borrowings	134	56
Long-term debt	31	21

Total interest expense	391	181

Net interest revenue	$212	$203

Note 9—Employee Benefit Plans

 The components of net periodic benefit cost were as follows:

	Three Months Ended March 31,
	Pension Benefits		Other Benefits
(Dollars in millions)
	2005	2004	2005	2004
Service cost	$13	$11	$1	$1
Interest cost	10	9	1	1
Expected return on plan assets	(11)	(10)	—	—
Amortization of prior service cost	—	(1)	—	—
Amortization of net loss	4	5	—	—

Net periodic benefit cost	$16	$14	$2	$2

Employer Contributions

Expected employer contributions to the tax-qualified U.S. defined benefit pension plans, non-qualified supplemental employee retirement plans ("SERPs") and post-retirement plan for the year ending December 31, 2005, which have changed since disclosed in the Corporation's 2004 Annual Report on Form 10-K, are $53 million, $10 million and $5 million, respectively.

Note 10—Operating Expenses—Other

 The other category of operating expenses consisted of the following:

	Three Months Ended March 31,
(Dollars in millions)
	2005	2004
Professional services	$45	$33
Advertising and sales promotion	10	11
Securities processing losses	6	17
Other	55	42

Total operating expenses—other	$116	$103

Note 11—Income Taxes

 State Street recorded tax expense of $116 million for the first quarter of 2005, compared to $94 million in the first quarter of 2004. Tax expense for the first quarter of 2004 included a cumulative tax benefit of $18 million resulting from a change in the effective state tax rate applied to leveraged leasing transactions.

The effective tax rate for the first quarter of 2005 was 34.0%. The expected tax rate for the full year 2005 is 34.0%, compared with an effective tax rate of 33.1% for the full year of 2004, which reflected the $18 million tax benefit from leveraged leases. Excluding the tax benefit from leases, the effective rate for 2004 would have been 34.0%.

During the third quarter of 2004, the Internal Revenue Service ("IRS") completed its review of State Street's federal income tax returns for tax years 1997, 1998 and 1999 and has proposed to disallow tax deductions related to lease-in-lease-out ("LILO") transactions. State Street believes that it reported the tax effects of these transactions properly, based on applicable statutes, regulations and case law in effect at the time they were entered into.

The IRS has indicated that it will consider settling leasing disputes such as these with taxpayers. State Street will pursue the matter with IRS appeals. While it is unclear whether State Street will be able to reach an acceptable settlement, management believes the Corporation is appropriately accrued for tax exposures, including exposures related to LILO transactions, and related interest expense. If State Street prevails in a matter for which an accrual has been established, or is required to pay an amount exceeding its reserve, the financial impact will be reflected in the period the matter is resolved.

The IRS will begin its review of State Street's tax returns for the years 2000 - 2003 during the second quarter of 2005. In the first quarter of 2005, the IRS announced that it had classified so-called SILO ("sale-in-lease-out") transactions as tax shelters, or "listed transactions." The IRS has indicated that it views some State Street leasing transactions from the 2000 - 2003 period as SILOs, and that it will review those transactions.

The FASB has said that in the second quarter of 2005, it intends to issue an exposure draft addressing accounting for significant changes in tax-related cash flows of leveraged leases. It is expected that the exposure draft will require the recalculation of the allocation of income over the lease term when an event triggers a significant change in the assumed tax-related cash flows of a leveraged lease. If the FASB does issue final new guidance, the assumptions used in accounting for State Street's leveraged leases will have to be reviewed, and a cumulative change in the income recorded on these transactions could result.

The FASB has also indicated that in the second quarter of 2005, it intends to issue an exposure draft of a new standard governing uncertain tax positions. It is not possible at this time to predict the financial statement impact to the Corporation of this possible new guidance.

Note 12—Lines of Business

 State Street reports two lines of business: Investment Servicing and Investment Management. Given State Street's services and management organization, the results of operations for these lines of business were not necessarily comparable with those of other companies, including other companies in the financial services industry.

Revenue and expense were directly charged or allocated to the lines of business through management information systems. State Street prices its products and services on a total client relationship basis and other factors; therefore, revenue may not necessarily reflect market pricing on products within the business lines in the same way as it would for independent business entities. Assets and liabilities were allocated according to rules that support management's strategic and tactical goals. Capital was allocated based on risk-weighted assets employed and management's judgment. The capital allocations may not be representative of the capital that might be required if these lines of business were independent business entities.

The following is a summary of the results for lines of business:

	For the Three Months Ended March 31,
			Investment Management
	Investment Servicing				Other/One-Time		Total
(Dollars in millions, except where otherwise noted)
	2005	2004	2005	2004	2005	2004	2005	2004
Fee Revenue:
Servicing fees	$599	$555					$599	$555
Management fees	—	—	$177	$147			177	147
Securities lending	54	53	16	11			70	64
Trading services	167	167	—	—			167	167
Processing fees and other	63	66	21	14			84	80

Total fee revenue	883	841	214	172			1,097	1,013
Net interest revenue after provision for loan losses	194	194	18	9			212	203
(Loss) gain on the sales of available-for-sale investment securities, net	(1)	3	—	—			(1)	3

Total revenue	1,076	1,038	232	181			1,308	1,219
Operating expenses	803	753	163	137		$18	966	908

Income before income tax expense	$273	$285	$69	$44		$(18)	$342	$311

Pre-tax margin	25%	27%	30%	24%
Average assets (in billions)	$94.7	$90.6	$2.9	$2.4			$97.6	$93.0

The total columns represent consolidated results in accordance with accounting principles generally accepted in the United States as they appear in the Consolidated Statement of Income.

Investment Servicing provides services for mutual funds and collective funds worldwide, corporate and public retirement plans, insurance companies, foundations, endowments, and other investment pools. Products include custody, product and participant-level accounting, daily pricing and administration;

master trust and master custody; recordkeeping; foreign exchange, brokerage and other trading services; securities lending; deposit and short-term investment facilities; loans and lease financing; investment and hedge fund manager operations outsourcing; and performance, risk and compliance analytics to support institutional investors. State Street provides shareholder services, which includes mutual fund and collective fund shareholder accounting, through 50%-owned affiliates, Boston Financial Data Services, Inc. and the International Financial Data Services group of companies.

Investment Management offers a broad array of services for managing financial assets, including investment management and investment research, primarily for institutional investors worldwide. These services include passive and active U.S. and non-U.S. equity and fixed income strategies, and other related services, such as securities lending. Retirement benefit services are provided through CitiStreet LLC, in which State Street has a 50% interest.

The foregoing table includes an "Other/One-Time" category. For the three months ended March 31, 2004, the Other/One-Time category included the merger and integration costs of $18 million related to the acquisition of a substantial portion of the Global Securities Servicing business from Deutsche Bank AG.

Note 13—Earnings Per Share

 The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
(Dollars in millions, except per share information)
	2005	2004
Net Income	$226	$217
Earnings per Share:
Basic	$.68	$.65
Diluted	.67	.63
Average Shares Outstanding (thousands):
Basic average shares	331,563	334,635
Effect of dilutive securities:
Stock options and stock awards	1,992	5,093
Equity-related financial instruments	1,098	2,401

Dilutive average shares	334,653	342,129

Anti-dilutive securities(1)	14,276	1,835

(1)
Stock options outstanding but not included in the computation of diluted averages shares because the exercise prices of the instruments were greater than the average fair value of State Street's common stock during those periods.

Note 14—Contingent Liabilities

 State Street provides products and services to clients worldwide. Assets under custody and assets under management are held by State Street in a fiduciary or custodial capacity. Management conducts regular reviews of its responsibilities for the products and services provided and considers the results in preparing its financial statements. In the opinion of management, no contingent liabilities existed at March 31, 2005, that would have had a material adverse effect on State Street's financial position or results of operations.

In the normal course of business, State Street is subject to challenges from U.S. and non-U.S. tax authorities regarding the amount of taxes due. These challenges may result in adjustments to the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. See Note 11 for more information on tax contingencies.

Note 15—Derivative Financial Instruments

 State Street uses derivatives to support clients' needs, conduct trading activities, and manage its interest rate and currency risks. The Corporation takes positions in both the foreign exchange and interest rate markets by buying and selling cash instruments and using financial derivatives, including foreign exchange contracts and interest-rate options, swaps, caps and futures.

A derivative instrument is a financial instrument or other contract which has one or more underlying and one or more notional amounts, no initial net investment, or a smaller initial net investment than would be expected for similar types of contracts, and which requires or permits net settlement. Derivative instruments include forwards, futures, swaps, options and other instruments with similar characteristics. The use of these instruments impacts fee revenue and net interest revenue.

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

The following table summarizes the contractual or notional amounts of derivative financial instruments held or issued for trading and balance sheet management:

(Dollars in millions)	March 31, 2005	December 31, 2004
Trading:
Interest rate contracts:
Swap agreements	$1,361	$1,450
Options and caps purchased	195	310
Options and caps written	1,321	1,464
Futures	1,221	1,767
Foreign exchange contracts:
Forward, swap and spot	484,878	364,357
Options purchased	3,942	3,298
Options written	3,902	3,214
Balance Sheet Management:
Interest rate contracts:
Swap agreements	4,865	4,300
Foreign exchange contracts:
Forward, swap and spot	389	407

In connection with its balance sheet management activities, State Street has executed interest-rate swap agreements designated as fair value and cash flow hedges to manage interest-rate risk. The notional values of these interest rate contracts and the related assets or liabilities being hedged were as follows:

	March 31, 2005			December 31, 2004
(Dollars in millions)	Fair Value Hedges	Cash Flow Hedges	Total	Fair Value Hedges	Cash Flow Hedges	Total
Available-for-sale investment securities	$1,812		$1,812	$1,515		$1,515
Interest-bearing time deposits(1)	213	$1,490	1,703	245	$1,190	1,435
Long-term debt(2)(3)	1,200	150	1,350	1,200	150	1,350

Total	$3,225	$1,640	$4,865	$2,960	$1,340	$4,300

(1)
For the three months ended March 31, 2005 and 2004, the Corporation's overall weighted-average interest rate for interest-bearing time deposits was 2.61% and 1.10%, respectively, on a contractual basis, and 2.99% and 1.05%, respectively, including the effects of hedges.

(2)
For the three months ended March 31, 2005 and 2004, the Corporation's overall weighted-average interest rate for long-term debt was 6.37% and 5.80%, respectively, on a contractual basis, and 5.04% and 3.76%, respectively, including the effects of hedges.

(3)
As of March 31, 2005 and December 31, 2004, the fair value hedges of long-term debt increased the value of long-term debt presented in the Consolidated Statement of Condition by $37 million and $55 million, respectively.

During 2004, State Street entered into forward foreign currency swaps with a notional value of €300 million, or approximately US$389 million at March 31, 2005, to hedge the Corporation's net investment in certain non-U.S. subsidiaries and manage the volatility in shareholders' equity that results from translation gains and losses. As a result, translation losses for the first quarter of 2005 were offset by after-tax gains of $13 million on the hedge contracts, recorded as a component of equity.

Note 16—Commitments and Off-Balance Sheet Activities

 Credit-related financial instruments include indemnified securities on loan, commitments to extend credit or purchase assets and standby letters of credit. The total potential loss on undrawn commitments, standby letters of credit and securities lending indemnifications is equal to the total contractual amount, which does not consider the value of any collateral.

The following is a summary of the contractual amount of State Street's credit-related, off-balance sheet financial instruments:

(Dollars in millions)	March 31, 2005	December 31, 2004
Indemnified securities on loan	$373,996	$349,543
Liquidity asset purchase agreements	20,506	20,410
Loan commitments	13,559	12,731
Standby letters of credit	4,989	4,784

On behalf of its clients, State Street lends their securities to creditworthy brokers and other institutions. In certain circumstances, State Street may indemnify its clients for the fair market value of those securities against a failure of the borrower to return such securities. Collateral funds resulting from State Street securities lending services are held by State Street as agent; therefore, under accounting principles generally accepted in the United States, these assets are not assets of the Corporation. State Street requires the borrowers to provide collateral in an amount equal to or in excess of 102% of the fair market value of the securities borrowed. The borrowed securities are revalued daily to determine if additional collateral is necessary. State Street held, as agent, cash and U.S. government securities totaling $387.12 billion and $360.61 billion as collateral for indemnified securities on loan at March 31, 2005, and December 31, 2004, respectively.

Loan commitments (unfunded loans and unused lines of credit), liquidity asset purchase agreements and standby letters of credit are issued to accommodate the financing, liquidity and credit enhancement needs of State Street's clients. Loan commitments are agreements by State Street to lend monies at a future date. Liquidity asset purchase agreements are commitments to purchase receivables or securities, subject to conditions established in the agreements.

These loan, liquidity asset purchase and letter of credit commitments are subject to the same credit policies and reviews as loans. Approximately 83% of the loan commitments and liquidity asset purchase agreements expire within one year from the date of issue. Since many of the commitments are expected to expire or renew without being drawn, the total commitment amounts do not necessarily represent future cash requirements.

In addition to unrelated clients, State Street provides liquidity and credit enhancement facilities in the form of liquidity asset purchase agreements, lines of credit, and standby letters of credit to two types of off-balance sheet entities. One type, special purpose entities ("SPEs"), as defined by FIN 46-R, which are administered by State Street, issue asset-backed commercial paper ("ABCP"). At March 31, 2005 and December 31, 2004, State Street's commitments under liquidity asset purchase agreements and lines of credit to these SPEs were $15.50 billion and $15.31 billion, respectively, and standby letters of credit were $650 million and $654 million, respectively. Amounts committed, but unused, under the liquidity asset purchase agreements, lines of credit and standby letters of credit that State Street provides to these SPEs were included in the foregoing table. Asset performance deterioration or certain other factors may cause the asset risk to shift from the ABCP investors to State Street as the liquidity provider for the asset purchase agreements, as the SPE may need to repay maturing commercial paper by drawing on the liquidity facilities. State Street would acquire the assets at fair market value at the date of transfer. Potential losses, if any, from these SPEs are not expected to materially affect the financial condition or results of operations of the Corporation.

For a second type of off-balance sheet entity, structured as qualified special-purpose entities ("QSPEs") in accordance with accounting principles generally accepted in the United States, State Street distributes and sells equity interests in tax-exempt investment-grade assets to mutual fund clients. For these QSPEs, State Street transfers the assets from its investment portfolio at fair market value. Such transfers are treated as sales. For the three months ended March 31, 2005, State Street sold $342 million of investment securities to the QSPEs. The QSPEs finance the acquisition of these assets by selling equity interests to third-party investors. State Street owns a minority residual interest in these QSPEs of less than 8.2%, or $193 million at March 31, 2005. As of March 31, 2005, these trusts have a weighted average life of approximately 5.8 years. In separate agreements, State Street provides liquidity asset purchase agreements to these entities. These liquidity asset purchase agreements obligate State Street to buy the equity interests in the underlying portfolio at par value, which approximates market value, in the event that the re-marketing agent is unable to place the equity interests of the QSPE with investors. The liquidity asset purchase agreements are subject to early termination by State Street in the event of payment default, bankruptcy of issuer or credit enhancement provider, taxability, or downgrade of an asset below investment grade. Fee revenue for administrative services, liquidity asset purchase agreements and residual interest earnings before tax benefit totaled $8 million for the quarter ended March 31, 2005. In connection with State Street's balance sheet management activities, the Corporation incurred $7 million of interest expense on interest-rate swap contracts designated as fair value hedges against the minority residual interest of the QSPEs. As of March 31, 2005, these QSPEs had total assets of $2.36 billion in an estimated tax-exempt market of $80 billion to $90 billion. State Street's liquidity asset purchase agreements to these off-balance sheet QSPE entities were $1.60 billion at March 31, 2005, and $1.44 billion at December 31, 2004, none of which were utilized and were included in the foregoing table.

Note 17—Subsequent Event

 In April 2005, State Street executed a 13-year sublease agreement with an unrelated third party for 150,000 square feet in its headquarters building in Boston. The transaction resulted in a second-quarter pretax charge to occupancy expense of approximately $25 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors
State Street Corporation

We have reviewed the condensed consolidated statement of condition of State Street Corporation as of March 31, 2005, and the related condensed consolidated statements of income, changes in shareholders' equity and cash flows for the three-month periods ended March 31, 2005 and 2004. These financial statements are the responsibility of the Corporation's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of condition of State Street Corporation as of December 31, 2004, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended not presented herein, and in our report dated February 17, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of condition as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated statement of condition from which it has been derived.

                      Ernst & Young LLP

Boston, Massachusetts
May 5, 2005

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Summary

State Street Corporation ("State Street" or "the Corporation) achieved first-quarter earnings per share of $0.67, up 6% from $0.63 in the first quarter of 2004, which included $0.04 per share for merger and integration costs associated with the acquisition of a substantial portion of Global Securities Services (GSS) business from Deutsche Bank AG. Revenue of $1.31 billion in the first quarter of 2005 was up 7%, or $89 million, compared to $1.22 billion in the first quarter of 2004. Total operating expenses for the first quarter of 2005 of $966 million were up 6%, or $58 million, compared to $908 million in 2004. Net income of $226 million was up $9 million, or 4%, from $217 million a year earlier. For the first quarter of 2005, return on stockholders' equity was 15.0% compared to 14.8% in the first quarter of 2004.

	Three Months Ended March 31,
(Dollars in millions, except per share data)	2005	2004	$ Change	% Change
Fee Revenue:
Servicing fees	$599	$555	$44	8%
Management fees	177	147	30	20
Securities lending	70	64	6	9
Trading services	167	167	—	—
Processing fees and other	84	80	4	5

Total fee revenue	1,097	1,013	84	8
Net Interest Revenue:
Interest revenue	603	384	219	57
Interest expense	391	181	210	116

Net interest revenue	212	203	9	4
Provision for loan losses	—	—	—	—

Net interest revenue after provision for loan losses	212	203	9	4
(Loss) gain on the sales of available-for-sale investment securities, net	(1)	3	(4)	(133)

Total revenue	1,308	1,219	89	7
Operating Expenses:
Salaries and employee benefits	524	462	62	13
Information systems and communications	126	139	(13)	(9)
Transaction processing services	108	96	12	13
Occupancy	92	90	2	2
Merger and integration costs	—	18	(18)	(100)
Other	116	103	13	13

Total operating expenses	966	908	58	6

Income before income tax expense	342	311	31
Income tax expense	116	94	22

Net income	$226	$217	$9	4

Earnings Per Share:
Basic	$.68	$.65	$.03	5
Diluted	.67	.63	.04	6

Issues that are expected to temper the results for the remainder of 2005 include rising interest rates and the ongoing repositioning of the Corporation's real estate. See the section titled "Financial Goals and the Factors that May Affect Them" for a discussion of State Street's financial goals.

Total Revenue

In the first quarter of 2005, total revenue was $1.31 billion, up $89 million, compared to $1.22 billion a year earlier. Fee revenue growth was strong across both servicing and management fees due to new business and higher average equity market valuations. Net interest revenue in 2005 was up $9 million due to a charge of $19 million recorded in the first quarter of 2004 related to a change in estimated state tax rates for leasing transactions. This charge was almost entirely offset by a corresponding tax benefit of $18 million in the same period.

Fee Revenue

Fee revenue for the first quarter of 2005 was $1.10 billion, an increase of $84 million from $1.01 billion in the first quarter of 2004. Servicing fees were up 8%, management fees were up 20%, and securities lending revenue was up 9% from a year earlier.

Servicing fees are derived from custody, product- and participant-level accounting, daily pricing and administration; recordkeeping; investment manager and hedge fund manager services; master trust and master custody; and performance, risk and compliance analytics. Servicing fees for the first quarter of 2005 were $599 million, up 8% from $555 million in the first quarter of 2004. The increase was attributable to new business from existing and new clients in 2005 and higher average equity market valuations.

Total assets under custody were $9.52 trillion, up 1%, compared with $9.42 trillion in the 2004 first quarter. Daily average values for the S&P 500 Index were up 5% from the first quarter of 2004; daily average values for the MSCI® EAFE IndexSM were up 14%. The value of assets under custody is a broad measure of the relative size of various markets served. Changes to the value of assets under custody do not result in proportional changes in revenue. Many services are priced on factors other than asset values, including the mix of assets under custody, securities positions held, portfolio transactions, and types of products and services. State Street uses relationship pricing for clients who take advantage of multiple services.

Investment management fees, generated by State Street Global Advisors, were $177 million for the first quarter of 2005, up 20% from $147 million a year earlier. Management fees reflected continued new business and an increase in average month-end equity valuations from a year earlier. Total assets under management were $1.37 trillion, up 11%, compared to $1.24 trillion the previous year, although down from year-end 2004.

Assets Under Management (Dollars in billions)
March 31, 2004	$1,241
Net new business	24
Market appreciation	89

December 31, 2004	1,354
Net new business	41
Market depreciation	(21)

March 31, 2005	$1,374

Securities lending revenue was $70 million, up 9%, from $64 million in the first quarter of 2004. This result was due primarily to a 7% increase in the volume of securities lent.

Trading services revenue, which includes foreign exchange trading and brokerage revenue and certain other fees, was flat year over year at $167 million. Foreign exchange trading revenue was down $9 million to $109 million, from $118 million, in a strong first quarter in 2004. Volatilities were down 19%, but were offset substantially by a 22% increase in volumes. Brokerage and other fees were up $9 million, to $58 million from $49 million a year earlier, primarily due to increases in the transition management business, including a significant number of mandates completed in the first quarter of 2005.

Processing fees and other revenue was $84 million in the first quarter compared to $80 million a year earlier.

Net Interest Revenue

Net interest revenue for the first quarter of 2005 was $212 million, up $9 million, or 4%, from the first quarter of 2004. Net interest revenue in the first quarter of 2004 included a $19 million reduction in interest revenue due to a change in the applicable state tax rate for leveraged lease transactions. Excluding this reduction from 2004 results, net interest income would have declined by $10 million. The decline was principally due to the rising interest-rate environment driven by the seven federal funds rate increases over the past fifteen months, offset partially by an increase in the size and changes in the composition of the investment securities portfolio. At March 31, 2005, State Street's investment securities portfolio included a higher percentage of mortgage-backed and floating rate, asset-backed securities than a year earlier, and a lower percentage of U.S. Treasuries and direct obligations of federal agencies. The shift in the portfolio was designed to better position the Corporation in a rising interest rate environment.

	Three Months Ended March 31,
	2005		2004
(Dollars in millions)	Average Balance	Rate(1)	Average Balance	Rate(1)
Interest-earning assets	$86,551	2.87%	$81,748	1.95%
Interest-bearing liabilities	76,896	2.06	72,948	1.00

Excess of rates earned over rates paid		.81%		.95%

Net interest margin		1.04%		1.06%

(1)
Rates were calculated on a taxable-equivalent basis where the tax savings generated by tax-exempt investments was recorded as net interest revenue, with a corresponding charge to income tax expense. Tax savings were computed using a federal income tax rate of 35%, adjusted for applicable state income taxes, net of the related federal tax benefit.

(Loss) Gain on the Sales of Available-for-Sale Securities

State Street realized a loss of $1 million on sales of available-for-sale securities in the first quarter of 2005, compared with a net gain of $3 million in the first quarter of the prior year.

Operating Expenses

Total operating expenses increased from $908 million in the first quarter of 2004 to $966 million in 2005, up $58 million, or 6%. Operating expenses for the first quarter of 2004 included $18 million of merger and integration costs related to the acquisition of the Global Securities Servicing ("GSS") business from Deutsche Bank AG ("Deutsche Bank). Increases in salaries and employee benefits and transaction processing expense were somewhat offset by the declines in merger and integration costs and lower information systems and communications expense.

Salaries and employee benefits expense was up 13% to $524 million, primarily due to employees hired to service the significant new business wins in the second half of 2004, the impact of merit adjustments and the higher costs of benefits, net of the effect of the reduction in force in the fourth quarter of 2004.

Information systems and communications expense declined $13 million, or 9%, to $126 million due to reductions related to the conversion of the GSS business to State Street systems, partially offset by increases due to the new data center coming fully on line in the fourth quarter of 2004.

Transaction processing expense increased $12 million, or 13%, to $108 million, due to higher volumes in the investment servicing business.

In the first quarter of 2005, occupancy expense increased $2 million to $92 million from a year earlier. The Corporation is taking measures to reduce future occupancy costs. The Corporation has entered into a sublease agreement with an unrelated third party on a long-term basis for approximately 150,000 square feet in its headquarters building. This sublease will result in recognition of a pretax loss of approximately $25 million in the second quarter of 2005. State Street expects that this transaction will reduce average occupancy costs going forward by $7 million to $8 million in 2006. As State Street continues to realign it real estate to eliminate excess space, additional subleases may be entered into for its headquarters building or other properties.

Other expenses rose 13%, or $13 million, to $116 million, primarily due to increases in professional services related to growth initiatives.

Income Taxes

State Street recorded tax expense of $116 million for the first quarter of 2005, compared to $94 million in the first quarter of 2004. Tax expense for the first quarter of 2004 included a cumulative tax benefit of $18 million resulting from a change in the effective state tax rate applied to leveraged leasing transactions.

The effective tax rate for the first quarter of 2005 was 34.0%. The expected tax rate for the full year 2005 is 34.0%, compared with an effective tax rate of 33.1% for the full year of 2004, which reflected the $18 million tax benefit from leveraged leases. Excluding the tax benefit from leases, the effective rate for 2004 would have been 34.0%.

During the third quarter of 2004, the Internal Revenue Service ("IRS") completed its review of State Street's federal income tax returns for tax years 1997, 1998 and 1999 and has proposed to disallow tax deductions related to lease-in-lease-out ("LILO") transactions. State Street believes that it reported the tax effects of these transactions properly, based on applicable statutes, regulations and case law in effect at the time they were entered into.

The IRS has indicated that it will consider settling leasing disputes such as these with taxpayers. State Street will pursue the matter with IRS appeals. While it is unclear whether State Street will be able to reach an acceptable settlement, management believes the Corporation is appropriately accrued for tax exposures, including exposures related to LILO transactions, and related interest expense. If State Street prevails in a matter for which an accrual has been established, or is required to pay an amount exceeding its reserve, the financial impact will be reflected in the period the matter is resolved.

The IRS will begin its review of State Street's tax returns for the years 2000 - 2003 during the second quarter of 2005. In the first quarter of 2005, the IRS announced that it had classified so-called SILO ("sale-in-lease-out") transactions as tax shelters, or "listed transactions." The IRS has indicated that it views some State Street leasing transactions from the 2000 - 2003 periods as SILOs, and that it will review those transactions.

The FASB has said that in the second quarter of 2005, it intends to issue an exposure draft addressing accounting for significant changes in tax-related cash flows of leveraged leases. It is expected that the exposure draft will require the recalculation of the allocation of income over the lease term when an event triggers a significant change in the assumed tax-related cash flows of a leveraged lease. If the FASB does issue final new guidance, the assumptions used in accounting for State Street's leveraged leases will have to be reviewed, and a cumulative change in the income recorded on these transactions could result.

The FASB has also indicated that in the second quarter of 2005, it intends to issue an exposure draft of a new standard governing uncertain tax positions. It is not possible at this time to predict the financial statement impact to the Corporation of this possible new guidance.

Acquisitions and Divestitures

In executing its strategic plan, from time to time State Street may enter into business acquisitions and strategic alliances, and may divest non-strategic operations. Acquisitions and strategic alliances enhance established capabilities by adding new products, services or technologies; expanding geographic reach; or selectively expanding market share. State Street continuously reviews and assesses various business opportunities related to this strategy.

In October 2004, State Street announced its intent to divest its ownership interest in Bel Air Investment Advisors LLC. This divestiture, expected to occur in 2005, may result in a pretax charge of approximately $150 million to $170 million.

In October 2003, State Street completed the sale of its Private Asset Management business to U.S. Trust. Under the terms of the agreement, the transaction was valued at $365 million, of which approximately five percent was subject to the successful transition of the business. State Street recorded a pre-tax gain of $285 million from the transaction, or $.56 in diluted earnings per share. State Street could potentially recognize an additional gain in 2005 if certain target levels of client conversions to U.S. Trust are achieved. The maximum additional gain that could be recognized is $18 million. Final settlement is expected to occur in the third quarter of 2005

In July 2002, State Street completed the purchase of International Fund Services, a provider of fund accounting and other services to hedge funds. Under the terms of the agreement, State Street is required to make additional payments if certain performance measures are met. Final settlement for the acquisition, which will occur in 2005, could require State Street to make another payment of up to $59 million.

Lines of Business

State Street reports two lines of business: Investment Servicing and Investment Management. Given State Street's services and management organization, the results of operations for these lines of business were not necessarily comparable with those of other companies, including other companies in the financial services industry.

Revenue and expense were directly charged or allocated to the lines of business through management information systems. State Street prices its products and services on a total client relationship basis and other factors; therefore, revenue may not necessarily reflect market pricing on products with the business lines in the same way as it would for independent business entities. Assets and liabilities were allocated according to rules that support management's strategic and tactical goals. Capital was allocated based on risk-weighted assets employed and management's judgment. The capital allocations may not be representative of the capital that might be required if these lines of business were independent business entities.

The following is a summary of the results for lines of business:

	For the Three Months Ended March 31,
			Investment Management
	Investment Servicing				Other/One-Time		Total
(Dollars in millions, except where otherwise noted)
	2005	2004	2005	2004	2005	2004	2005	2004
Fee Revenue:
Servicing fees	$599	$555					$599	$555
Management fees	—	—	$177	$147			177	147
Securities lending	54	53	16	11			70	64
Trading services	167	167	—	—			167	167
Processing fees and other	63	66	21	14			84	80

Total fee revenue	883	841	214	172			1,097	1,013
Net interest revenue after provision for loan losses	194	194	18	9			212	203
(Loss) gain on the sales of available-for-sale investment securities, net	(1)	3	—	—			(1)	3

Total revenue	1,076	1,038	232	181			1,308	1,219
Operating Expenses	803	753	163	137		$18	966	908

Income before income tax expense	$273	$285	$69	$44		$(18)	$342	$311

Pre-tax margin	25%	27%	30%	24%
Average assets (in billions)	$94.7	$90.6	$2.9	$2.4			$97.6	$93.0

The total columns represent consolidated results in accordance with accounting principles generally accepted in the United States as they appear in the Consolidated Statements of Income. Refer to Note 12 in the Notes to the Consolidated Financial Statements for a description of the lines of business.

Investment Servicing

Total revenue for the three months ended March 31, 2005, increased $38 million to $1.08 billion, up 4% from the comparable period in 2004, driven by growth in servicing fees.

Fee revenue of $883 million for the first quarter of 2005 was up $42 million, attributable to growth of $44 million in servicing fees. Securities lending, trading services and processing fees and other were relatively flat. Servicing fees, securities lending, and trading services fee revenue for this line of business were virtually identical to the consolidated results of the Corporation. See the fee revenue section of the consolidated results for the three months ended March 31, 2005 and 2004 for further details.

Net interest revenue after provision for loan losses for the first quarter of 2005 was $194 million, flat with the first quarter of 2004. Increases in average interest-earning assets were offset by narrower interest-rate spreads.

Operating expenses for the first quarter of 2005 were $803 million, up $50 million from the prior year. The increase was attributable to higher salaries, reflecting employees hired to service the large client wins in the latter half of 2004 and merit increases, higher benefit costs, growth in transaction processing costs reflecting higher volumes for this line of business and higher professional services costs related to growth initiatives.

Investment Management

Total revenue for the first quarter of 2005 was $232 million, up $51 million, from $181 million reported in the first quarter of 2004, reflecting growth across all lines of revenue.

Management fees from investment management services, delivered through State Street Global Advisors, were $177 million in the first quarter of 2005 compared to $147 million a year earlier, and are identical to the consolidated results of the Corporation. See the fee revenue section of the consolidated results for the three months ended March 31, 2005 and 2004 for further details. Improvement in securities lending revenue reflected an increase in the volume of securities lent. Improvement in income from joint ventures was reflected in processing fees and other revenue.

Operating expenses for the three months ended March 31, 2005, were $163 million, up from $137 million a year ago, primarily attributable to higher salaries and employee benefits.

Financial Goals and the Factors That May Affect Them

State Street has announced financial goals for the Corporation for 2005 and beyond. The goals are (1) annual growth in operating earnings per share of 10% to 15%, (2) annual operating revenue growth of 8% to 12%, and (3) annual operating return on shareholders' equity of 14% to 17%. State Street expects to be at the lower end of these ranges for the year ending December 31, 2005.

State Street prepares it reported Consolidated Statement of Income in accordance with accounting principles generally accepted in the United States ("GAAP"); however, State Street measures the achievement of its financial goals on an operating basis. Operating basis results are based on GAAP results, excluding the impact of significant, non-recurring transactions and activities, presented on a fully taxable equivalent basis. Operating basis results for 2005 will exclude the possible loss related to Bel Air Investment Advisors LLC and any charges that could result from application of new accounting guidance related to leveraged leases and tax contingencies.

State Street considers these to be financial goals, not projections or forward-looking statements. However, the discussion in this Management's Discussion and Analysis of Financial Condition and Results of Operations, and in other portions of this report on Form 10-Q, may contain statements that are considered "forward-looking statements" within the meaning of the federal securities laws. These statements may be identified by such forward-looking terminology as "expect," "look," "believe," "anticipate," "may," "will," or similar statements or variations of such terms. The Corporation's financial goals and such forward-looking statements involve certain risks and uncertainties, including the issues and factors listed below and factors further described in conjunction with the forward-looking information, which could cause actual results to differ materially. The following issues and factors should be carefully considered. The forward-looking statements contained in this report speak only as of the time the statements were given. The Corporation does not undertake to revise those forward-looking statements to reflect events after the date of this report.

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

As asset values increase or decrease due to external credit factors, State Street has exposure related to its own investing activities. The impact of such exposure would be reflected in the Corporation's statement of income, statement of condition and statement of changes in shareholders' equity.

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

Regulation and Supervision.    State Street's businesses are subject to stringent regulation and examination by U.S. federal and state governmental and regulatory agencies and self-regulatory organizations (including securities exchanges), and by non-U.S. governmental and regulatory agencies and self-regulatory organizations. In addition, State Street's clients have a broad array of complex and specialized servicing, confidentiality, and fiduciary requirements. State Street has established policies, procedures, and systems designed to comply with these regulatory and operational risk requirements. However, as a global financial services institution, State Street faces complexity and costs in its worldwide compliance efforts, and faces the potential for loss resulting from inadequate or failed internal processes, employee supervisory or monitoring mechanisms, or other systems or controls, and from external events, which could have a material impact on the Corporation's future results of operations. Also, adverse publicity and damage to its reputation arising from the failure or perceived failure to comply with legal, regulatory or contractual requirements could affect State Street's ability to attract and retain customers or maintain access to capital markets, or could result in enforcement actions, fines, penalties and lawsuits.

Accounting Principles.    Changes in accounting principles generally accepted in the United States applicable to State Street could have a material impact on the Corporation's results of operations. While such changes may not have an economic impact on the business of State Street, these changes could affect the attainment of the current measures of the Corporation's financial goals.

Tax Legislation.    Changes in tax legislation or the interpretation of existing tax laws worldwide could have a material impact on the Corporation's results of operations.

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

Liquidity.    Any occurrence that may limit the Corporation's access to the funds markets, such as a decline in the confidence of debt purchasers, depositors or counterparties participating in the funds markets in general or with State Street in particular, or a downgrade of State Street's debt rating, may adversely affect State Street's capital costs and its ability to raise capital and, in turn, its liquidity.

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

Pricing and Competition.    Future prices the Corporation is able to obtain for its products may increase or decrease from current levels depending upon demand for its products, its competitors' activities, customer pricing reviews and the introduction of new products into the marketplace.

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

Investment Manager and Hedge Fund Manager Operations Outsourcing.    The Corporation enters into long-term contracts to provide middle office or investment management services to clients. Services include trade order management, trade support and fail management, reconciliations, cash reporting and management, custodian communications for settlements, accounting systems, collateral management and information technology development. These contracts often extend eight to ten years and require considerable up-front investments, including technology and conversion costs. Performance risk exists in each contract as these contracts are dependent upon the successful conversion and implementation of the activities onto State Street's operating platforms.

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

Acquisitions, Alliances, Outsourcing Agreements and Divestitures.    Acquisitions of complementary businesses and technologies, development of strategic alliances, execution of outsourcing agreements and divestitures of portions of its business are an active part of State Street's overall business strategy. The Corporation has completed several acquisitions, alliances, outsourcing agreements and divestitures in recent years. However, there can be no assurance that services, technologies, key personnel or businesses of acquired companies or under outsourcing agreements will be effectively assimilated into State Street's business or service offerings, that alliances will be successful, or that future revenue growth or expense savings will be achieved in outsourcing agreements. In addition, State Street may not be able to successfully complete any divestiture on satisfactory terms, if at all, and divestitures may result in a reduction of total revenue and net income.

FINANCIAL CONDITION

Capital

State Street's objective is to maintain a strong capital base in order to provide financial flexibility for its business needs, including funding corporate growth and supporting clients' cash management needs. As a state-chartered bank and member of the Federal Reserve System, State Street Bank, State Street's principal subsidiary, is primarily regulated by the Federal Reserve Board, which has established guidelines for minimum capital ratios. State Street has developed internal capital adequacy policies to ensure that State Street Bank meets or exceeds the levels required for the "well-capitalized" category, the highest of the Federal Reserve Board's five capital categories. State Street Bank must meet the regulatory designation of "well capitalized" in order for State Street to maintain its status as a financial holding company. State Street's capital management emphasizes types of risk exposures rather than asset volumes.

State Street's Board of Directors authorized the purchase of State Street common stock for use in employee benefit programs and for general corporate purposes. In the first quarter of 2005, 2.9 million shares were purchased. At March 31, 2005, 15 million shares remain available for future purchases. See Note 6 in the Notes to the Consolidated Financial Statements for further information.

At March 31, 2005, the Corporation's Tier 1 risk-based capital ratio was 12.8% and State Street Bank's Tier 1 risk-based capital ratio was 11.3%. These ratios were down slightly from 13.3% for the Corporation and 11.6% for State Street Bank at year-end 2004. Tier 1 capital remained relatively flat as the increase from net income was largely offset by foreign currency translation losses and for the Corporation, the stock purchase program. Higher risk-weighted assets, which were primarily due to a change in balance sheet mix, negatively impacted the capital ratios. At March 31, 2005, both ratios significantly exceeded the regulatory minimum of 4% and the well-capitalized threshold of 6%. State Street and State Street Bank had Tier 1 leverage ratios of 5.5% and 5.3%, respectively, at March 31, 2005, exceeding the regulatory minimum of 3% and the well-capitalized threshold of 5%. See Note 7 to the Notes to Consolidated Financial Statements for further information.

On June 26, 2004, the Basel Committee on Banking Supervision released the final version of its capital adequacy framework ("Basel II"). U.S. banking regulatory agencies must now apply international risk-based capital guidance to rules to be implemented in the U.S. The U.S. regulatory agencies are expected to release proposed new rules for comment, with the final version anticipated by mid-2006. The Corporation has developed a comprehensive implementation program to monitor the status and progress of Basel II adoption globally to assess the potential impact on the Corporation, and to implement Basel II-compliant methodologies and processes. The new rules as applied in the U.S. are expected to become effective by January 1, 2007, subject to transitional implementation arrangements, and will become fully operational by January 1, 2008. Mandatory compliance will be required for large, internationally-active U.S. institutions, such as State Street. At this time, the Corporation cannot predict the final form of the rules in the U.S., nor their impact on the Corporation's risk-based capital.

During 2004, State Street entered into forward foreign currency swaps with a basis of €300 million, or approximately US$389 million at March 31, 2005, to hedge the Corporation's net investment in certain non-U.S. subsidiaries and manage the volatility in shareholders' equity that results from translation gains and losses. As a result, translation losses for the first quarter of 2005 were offset by after-tax gains of $13 million on the hedge contracts, recorded as a component of equity.

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

State Street maintains a large portfolio of liquid assets, defined as cash and due from banks, interest-bearing deposits with banks, securities purchased under resale agreements, federal funds sold, trading account assets and investment securities. As of March 31, 2005, the Corporation's defined liquid assets were $85.52 billion, or 85% of total assets, a significant portion of which can be sold on the open market to meet liquidity needs. Securities carried of $18.55 billion at March 31, 2005, and $24.77 billion at December 31, 2004, were designated as pledged securities for public and trust deposits, borrowed funds and for other purposes as provided by law. At March 31, 2005, State Street's defined short-term liabilities, which included deposits, securities sold under repurchase agreements, federal funds purchased and other short-term borrowings, were $83.60 billion. State Street had $380 million in pre-tax net unrealized losses on available-for-sale investment securities at March 31, 2005, due primarily to short-term interest rate movements, and the Corporation does not consider these investments to be permanently impaired.

State Street Bank can issue bank notes with an aggregate limit of $750 million and with original maturities ranging from 14 days to five years. At March 31, 2005, no notes payable were outstanding and all $750 million was available for issuance. State Street can issue commercial paper with an aggregate limit of $3.00 billion and with original maturities of up to 270 days from the date of issue. At March 31, 2005, State Street had $2.42 billion of commercial paper outstanding.

State Street maintains a universal shelf registration statement that allows for the offering and sale of unsecured debt securities, capital securities, common stock, depositary share and preferred stock, and warrants to purchase such securities, including any shares into which the preferred stock and depositary shares may be convertible, or any combination thereof. At March 31, 2005, $469 million of State Street's shelf registration statement was available for issuance.

In 2003, State Street Bank was authorized to issue $1 billion of subordinated bank notes. At March 31, 2005, $600 million remained available for issuance.

The Corporation currently maintains a line of credit of CAD $800 million to support its Canadian securities processing operations. The line of credit has no stated termination date and is cancelable by either party with prior notice. At the close of business on March 31, 2005, State Street did not have any balance due on the line of credit.

State Street endeavors to maintain high investment-grade rating on its debt, as measured by independent credit rating agencies. High ratings on debt minimize borrowing costs and enhance State Street's liquidity by ensuring the largest possible market for the Corporation's debt.

Risk Management

Economic Capital

State Street has implemented a methodology to quantify economic capital. The Corporation defines economic capital as the capital required to protect debt holders against unexpected economic losses over a one-year period at a level consistent with the solvency of a firm with a target debt rating. State Street quantifies capital requirements for the risks inherent in its business activities and groups them into one of the following broadly-defined categories.

  •
  Market risk: the risk of adverse financial impact due to fluctuations in market prices, primarily as they relate to State Street's trading activities.

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

  •
  Business risk: the risk of adverse changes to the Corporation's earnings from business factors, including changes in the competitive environment or changes in the operational economics of business activities.

Economic capital for each of these five categories is calculated on a stand-alone basis using statistical modeling techniques and then aggregated at the State Street consolidated level. A capital reduction or diversification benefit is then applied to reflect the unlikely event of experiencing an extremely large loss in each risk at the same time.

Economic capital levels are directly related to the Corporation's risk profile. As such, it has become an integral part of State Street's internal capital assessment process, and along with regulatory capital discussed in the "Capital" section, a key component in ensuring that State Street's actual level of capital is commensurate with its risk profile, in compliance with all regulatory requirements, and sufficient to provide the Corporation with the financial flexibility to undertake future strategic business initiatives.

The framework and methodologies to quantify capital for each of the risk types have been developed by Enterprise Risk Management and Treasury and are designed to be consistent with the Corporation's risk management principles. The framework has been approved by senior management and has been reviewed by the Executive Committee of the Board of Directors. Due to the evolving nature of quantification techniques, State Street expects to continue to refine the methodologies used to estimate its economic capital requirements.

Market Risk

Trading Activities: Foreign Exchange and Interest Rate Sensitivity

As part of its trading activities, the Corporation assumes positions in both the foreign exchange and interest rate markets by buying and selling cash instruments and using financial derivatives, including foreign exchange forward contracts, foreign exchange and interest rate options, and interest rate swaps. As of March 31, 2005, the notional amount of these derivative instruments was $496.82 billion, of which $484.88 billion were foreign exchange forward contracts. In the aggregate, long and short foreign exchange forward positions are closely matched to minimize currency and interest rate risk. All foreign exchange contracts are valued daily at current market rates.

The following table presents State Street's market risk for its trading activities as measured by its value-at-risk methodology:

(Dollars in millions)	Average	Maximum	Minimum
Three months ended March 31, 2005:
Foreign exchange products	$1.3	$3.1	$.8
Interest rate products	1.4	2.4	.7
Three months ended March 31, 2004:
Foreign exchange products	$1.3	$3.5	$.3
Interest rate products	2.4	3.0	1.5

State Street compares actual daily profits and losses from trading activities to estimated one-day value at risk. During the first three months of 2005, State Street did not experience any trading losses in excess of its end-of-day value-at-risk estimate.

Non-Trading Activities—Interest-Rate Sensitivity

The objective of interest-rate sensitivity management is to provide sustainable net interest revenue under various economic environments and to protect asset values from adverse effects of changes in interest rates. State Street manages the structure of interest-earning assets and interest-bearing liabilities by adjusting the mix, yields and maturity or repricing characteristics based on market conditions. During 2004, State Street created a centralized treasury function to manage State Street's interest-rate risk. Since interest-bearing sources of funds are predominantly short term, State Street maintains a relatively short-term structure for its interest-earning assets, including money market assets, investments and loans. Interest-rate swaps were used minimally as part of overall asset and liability management to augment State Street's management of interest-rate exposure.

State Street uses three tools for measuring interest-rate risk: simulation, duration and gap analysis models. Key assumptions in the models include the timing of cash flows, maturity and repricing of financial instruments, changes in market conditions, capital planning, and deposit sensitivity. These assumptions are inherently uncertain and as a result, the models cannot precisely calculate net interest revenue or precisely predict the impact of changes in interest rates on net interest revenue and economic value. Actual results may differ from simulated results due to the timing, magnitude and frequency of interest-rate changes and changes in market conditions and management strategies, among other factors.

Simulation models facilitate the evaluation of the potential range of net interest revenue under a "most likely" scenario, alternative interest-rate scenarios and rate shock tests. Duration measures the change in the economic value of assets and liabilities for given changes in interest rates. Gap analysis is the difference in asset and liability repricing on a cumulative basis within a specified time period.

If all other variables remained constant, in the short term, falling interest rates would lead to net interest revenue that is higher than it would otherwise have been. Rising rates would lead to lower net interest revenue. Other important determinants of net interest revenue are balance sheet size and mix, interest-rate spreads, the slope of the yield curve, and rate levels. Measures of interest-rate sensitivity are monitored by the respective business units, Treasury and the Investment and Financial Policy Committees.

Credit Risk

At March 31, 2005, total gross loans were $4.85 billion. At quarter end, the allowance for loan losses was $18 million, down from $36 million a year earlier. For the three months ended March 31, 2005, no provision for loan losses was charged against income; there were no charge-offs and no recoveries. Non-performing assets at March 31, 2005, were $6 million, all of which were non-performing investment securities.

Operational Risk

State Street defines operational risk as the potential for losses resulting from inadequate or failed internal processes, people and systems, or from external events. State Street is the world's leading provider of services to institutional investors, and the Corporation's clients have a broad array of complex and specialized servicing, confidentiality and fiduciary requirements. Active management of operational risk is an integral component of all aspects of State Street's business and responsibility for the management of operational risk lies with every individual in the Corporation. State Street's Operational Risk Policy Statement defines operational risk and details roles and responsibilities for managing operational risk. It provides a mandate within which sound practices, including programs, processes, and those elements required by regulation, are implemented to ensure that operational risk is identified, measured, managed and controlled in an effective and consistent manner across the Corporation.

State Street maintains an operational risk governance structure to ensure responsibilities are clearly defined and to provide independent oversight of operational risk management. Enterprise Risk

Management oversees the Corporation's enterprise-wide operational risk management program. The Major Risk and Operational Risk Committees review key metrics and policies related to operational risk, provide oversight functions to ensure compliance with the operational risk program, and escalate operational risk issues of note to the Executive Committee of the Board of Directors. Corporate Audit performs independent reviews of the application of operational risk management practices and methodologies and reports to the Examining and Audit Committee of the Board of Directors.

State Street's internal control environment is designed to provide a sound operational environment. The Corporation's discipline in managing operational risk provides the structure to identify, evaluate, control, monitor, measure, mitigate and report operational risk.

CRITICAL ACCOUNTING ESTIMATES

The SEC defines "critical accounting estimates" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

State Street's significant accounting policies were described in detail in Note 1 in the Notes to the Consolidated Financial Statements as included in State Street's Annual Report on Form 10-K for the year ended December 31, 2004, and were updated in Note 1 to the Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. State Street's critical accounting estimates were described in management's discussion and analysis of financial condition and results of operations as included in State Street's Annual Report on Form 10-K for the year ended December 31, 2004. There were no significant changes in the factors or methodology used by management in determining its critical accounting estimates since December 2004 that were material in relation to the Corporation's financial condition, changes in financial condition and results of operations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See information under the caption "Market Risk" on pages 34-35.

State Street's Risk Management function was described in detail in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 4.    CONTROLS AND PROCEDURES

The Corporation has established and maintains disclosure controls and procedures that are designed to ensure that material information relating to the Corporation and its subsidiaries required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Corporation's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. For the period covered in this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures as of the end of the fiscal quarter. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures were effective as of March 31, 2005.

The Corporation has also established and maintains internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. For the period covered in this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, of any change in the Corporation's internal control over financial reporting that occurred during the period covered by the report that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting. In the ordinary course of business, the Corporation routinely enhances its internal controls and procedures for financial reporting by either upgrading its current systems or implementing new systems. Changes have been made and will be made to the Corporation's internal controls and procedures for financial reporting as a result of these efforts. However, the Chief Executive Officer and Chief Financial Officer have concluded that there was no change in the Corporation's internal control over financial reporting identified in connection with the evaluation described in this paragraph that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The following disclosure supplements the disclosure in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2004.

The Corporation continues to respond to subpoenas, examinations, inquiries and requests for information from the Securities Exchange Commission, the Department of Labor, and other regulatory and law enforcement agencies, relating to the securities industry, including in particular, mutual fund-related matters.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)    State Street's Board of Directors had authorized a publicly-announced stock purchase program for State Street Common Stock for use in employee benefit programs and for general corporate purposes. The program was first announced in 1995 and was increased several times, most recently in December 2001. On February 17, 2005, the 1995 stock purchase program was terminated. In its place, the Board of Directors authorized a new publicly-announced stock purchase program for State Street Common Stock. The number of shares authorized for purchase under the 2005 stock purchase program is 15 million.

During the first quarter of 2005, all share purchases were made under the 1995 stock purchase program prior to February 17, 2005. As of March 31, 2005, all 15 million shares under the 2005 stock purchase program were available for purchase. State Street employs one or more third-party broker-dealers to acquire shares on the open market for the Corporation's stock purchase program.

Additionally, shares may be acquired in open market purchases by a third-party trustee for a consolidated trust for deferred compensation plans that are not part of the publicly-announced stock purchase program. There were 8,000 shares purchased by the trust in the quarter ended March 31, 2005.

The following table discloses purchases of Common Stock by the Corporation and related information for the three months ended March 31, 2005:

(Shares in thousands)	Number of Shares Purchased		Average Price Per Share	Number of Shares Purchased Under Publicly-Announced Program	Maximum Number of Shares Yet to Be Purchased Under Program
January 1–January 31, 2005	681		$45.17	681	3,579
February 1–February 16, 2005(1)	2,183		45.41	2,183	Program terminated
February 17–February 28, 2005	—		—	—	15,000
March 1–March 31, 2005	8	(2)	44.74	—	15,000

Total	2,872			2,864

(1)
Purchased under the 1995 stock purchase program. The 1995 stock purchase program was terminated on February 17, 2005, and no further shares may be purchased under that program. In its place, the Corporation adopted the 2005 stock purchase program, but no shares were purchased under that program during the periods included in the table.

(2)
These 8,000 shares were purchased in open-market transactions during the period by an independent agent in connection with a consolidated trust for deferred compensation plans of the Corporation, not part of the publicly-announced stock purchase program.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Registrant's annual meeting of shareholders was held on April 20, 2005. At the meeting, the following nominees for Director were elected:

	Number of Shares
	For	Withheld
Tenley E. Albright, M.D.	278,432,390	3,563,024
Kennett F. Burnes	280,451,521	1,543,893
Truman S. Casner	270,784,160	11,211,254
Nader F. Darehshori	279,285,250	2,710,164
Arthur L. Goldstein	280,473,148	1,522,266
David P. Gruber	279,647,058	2,348,356
Linda A. Hill	280,477,619	1,517,795
Charles R. LaMantia	278,748,831	3,246,583
Ronald E. Logue	279,147,696	2,847,718
Richard P. Sergel	280,492,174	1,503,240
Ronald L. Skates	279,580,729	2,414,685
Gregory L. Summe	280,509,838	1,485,576
Diana Chapman Walsh	268,949,215	13,046,199
Robert E. Weissman	278,213,900	3,781,514

Also at the meeting, the following action was voted upon:

	Number of Shares
	For	Against	Abstain or Not Voting
Ratification of the selection of Ernst & Young LLP as the Corporation's independent registered public accounting firm for 2005	275,895,964	5,641,579	457,871
To amend the by-laws relating to the audit committee and independent auditors, disclosure of interested and self-dealing transactions, and prohibition of interlocking directorships	329	281,995,085	—
To apply to appropriate officers to call a special meeting of shareholders to remove directors and elect new directors, and amend the charter with regard to director liability, changing the date of the annual meeting, separating the role of chairman and chief executive officer, and prohibiting self-interested transactions between any director and the Corporation	329	281,995,085	—

ITEM 6.    EXHIBITS

Exhibit Number
10.1	State Street Corporation Supplemental Defined Benefit Pension Plan, January 1, 2005 Restatement
12	Ratio of earnings to fixed charges
15	Letter regarding unaudited interim financial information
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STATE STREET CORPORATION
Date: May 6, 2005	By:	/s/ EDWARD J. RESCH Edward J. Resch Executive Vice President and Chief Financial Officer
Date: May 6, 2005	By:	/s/ PAMELA D. GORMLEY Pamela D. Gormley, Executive Vice President and Corporate Controller

EXHIBIT INDEX
(filed herewith)

10.1	State Street Corporation Supplemental Defined Benefit Pension Plan, January 1, 2005 Restatement
12	Ratio of earnings to fixed charges
15	Letter regarding unaudited interim financial information
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certifications

QuickLinks

Table of Contents
  PART 1. ITEM 1. FINANCIAL STATEMENTS
  CONSOLIDATED STATEMENT OF INCOME—STATE STREET CORPORATION (UNAUDITED)
  CONSOLIDATED STATEMENT OF CONDITION—STATE STREET CORPORATION
  CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY—STATE STREET CORPORATION (UNAUDITED)
  CONSOLIDATED STATEMENT OF CASH FLOWS—STATE STREET CORPORATION (UNAUDITED)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—STATE STREET CORPORATION (UNAUDITED)
  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  FINANCIAL CONDITION
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
  PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 6. EXHIBITS
SIGNATURES
EXHIBIT INDEX (filed herewith)