Form 10-Q
period 2005-06-30
STATE STREET CORP
filed 2005-08-09
CIK 93751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

The number of shares of the Registrant’s Common Stock outstanding on July 31, 2005 was 330,884,577.

STATE STREET CORPORATION

PART I—FINANCIAL INFORMATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

State Street Corporation (“State Street” or the “Corporation”) is a financial holding company and reports two lines of business. Investment Servicing provides services for mutual funds and collective funds, corporate and public retirement plans, insurance companies, foundations, endowments, and other investment pools worldwide. Products include custody, product- and participant-level accounting, daily pricing and administration; master trust and master custody; recordkeeping; foreign exchange, brokerage and other trading services; securities lending; deposit and short-term investment facilities; loans and lease financing; investment and hedge fund manager operations outsourcing; and performance, risk and compliance analytics to support institutional investors. Investment Management offers a broad array of services for managing financial assets, including investment management and investment research services, primarily for institutional investors worldwide. These services include passive and active U.S. and non-U.S. equity and fixed income strategies, and other related services, such as securities lending. Financial information about these business lines is provided in the “Line of Business Information” section of this discussion and analysis.

In executing its strategic plan, from time to time State Street may enter into business acquisitions and strategic alliances, and may divest non-strategic operations. State Street continuously reviews and assesses various business opportunities related to this strategy. For information about the Corporation’s current acquisition and divestiture activities, see Note 2 to the Consolidated Financial Statements in this Form 10-Q.

This discussion and analysis updates State Street’s 2004 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, both of which were previously filed with the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the financial information included in those reports. Certain prior period amounts presented in this discussion have been reclassified to conform to current period classifications. The preparation of financial statements requires management to make estimates and assumptions in the application of certain accounting policies that materially affect the reported amounts of assets, liabilities, revenue and expenses. Actual results could differ from those estimates. Information related to new accounting developments is included in Notes 1 and 12 to the Consolidated Financial Statements in this Form 10-Q.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

SUMMARY FINANCIAL INFORMATION

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions, except per share data)	2005	2004	$ Change	% Change	2005	2004	$ Change	% Change
Earnings:
Fee revenue	$1,143	$1,045	$98	9	$2,240	$2,058	$182	9
Net interest revenue	217	226	(9)	(4)	429	429	—	—
Provision for loan losses	—	—	—	—	—	—	—	—
Net interest revenue after provision for loan losses	217	226	(9)	(4)	429	429	—	—
Gain on sales of available-for-sale investment securities, net	1	16	(15)	(94)	—	19	(19)	(100)
Total revenue	1,361	1,287	74	6	2,669	2,506	163	7
Total operating expenses	1,028	953	75	8	1,994	1,861	133	7
Income before income tax expense	333	334	(1)		675	645	30
Income tax expense	113	114	(1)		229	208	21
Net income	$220	$220	$—	—	$446	$437	$9	2
Per Share:
Basic earnings	$.67	$.66	$.01	2	$1.35	$1.31	$.04	3
Diluted earnings	.66	.65	.01	2	1.33	1.28	.05	4
Dividends declared	.18	.16	.02		.35	.31	.04
Return on shareholders’ equity	14.4%	14.9%			14.7%	14.9%

	As of
	June 30, 2005	December 31, 2004
Capital Ratios:
Tier 1 risk-based capital	12.4%	13.3%
Total risk-based capital	13.6	14.7
Tier 1 leverage	5.5	5.5
Balance Sheet:
Investment securities	$53,854	$37,571
Total assets	104,254	94,040
Total deposits	62,057	55,129
Shareholders’ equity	6,248	6,159

OVERVIEW

State Street Corporation’s second-quarter earnings per share were $.66, up 2% from $.65 in the second quarter of 2004. Revenue of $1.36 billion in the second quarter of 2005 increased 6%, or $74 million, compared to $1.29 billion in the second quarter of 2004. Total operating expenses for the second quarter of 2005 of $1.03 billion increased 8%, or $75 million, compared to $953 million in 2004. Net income of $220 million was flat from a year earlier. For the second quarter of 2005, return on shareholders’ equity was 14.4% compared to 14.9% in the second quarter of 2004.

For the six months ended June 30, 2005, earnings per share were $1.33, up 4% from $1.28 for the comparable period in 2004. Revenue of $2.67 billion in 2005 increased 7%, or $163 million, compared to $2.51 billion in 2004. Total operating expenses for year-to-date 2005 of $1.99 billion increased 7%, or $133 million, compared to $1.86 billion in 2004. Net income was $446 million for the first six months of 2005, up $9 million compared to $437 million a year earlier. For the six months ended June 30, 2005, return on shareholders’ equity was 14.7% compared to 14.9% in 2004.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Results for the three and six months ended June 30, 2005 included $26 million of occupancy expense, or $.05 per share, related to a sub-lease agreement with an unrelated third party. Results for the second quarter of 2004 included $16 million of merger and integration costs, or $.03 per share, associated with the acquisition of a substantial portion of the Global Securities Services (“GSS”) business of Deutsche Bank AG (“Deutsche Bank”). For the first six months of 2004, these merger and integration costs were $34 million, or $.07 per share.

Results for the second quarter and first six months of 2005 compared to the 2004 periods reflected higher revenue, particularly servicing and investment management fees and securities lending revenue, partly offset by lower gains on sales of available-for-sale investment securities and higher operating expenses.

The impact of seasonality is expected to temper the Corporation’s rate of growth in market-driven revenue, particularly from securities lending, for the third quarter of 2005. See the section titled “Financial Goals and the Factors that May Affect Them” for a discussion of State Street’s financial goals.

In October 2004, State Street announced its intent to divest its ownership interest in Bel Air Investment Advisors LLC. This divestiture, expected to occur in 2005, will result in a pre-tax charge of approximately $150 million to $170 million.

RESULTS OF OPERATIONS

Total Revenue

For the second quarter of 2005, total revenue was $1.36 billion, an increase of $74 million compared to $1.29 billion a year earlier. For the six months ended June 30, 2005, total revenue was $2.67 billion, an increase of $163 million compared to $2.51 billion a year earlier. Fee revenue growth was strong across servicing and management fees due to new business from existing and new clients and higher average equity market valuations, and securities lending revenue increased due to higher spreads and a higher volume of securities lent. Net interest revenue in 2005 was down $9 million in the second quarter compared with a year earlier, and flat for the first six months of 2005 as a result of the challenging interest-rate environment.

Fee Revenue

Fee revenue for the second quarter of 2005 was $1.14 billion, an increase of $98 million from $1.05 billion in the second quarter of 2004. Servicing fees were up 8%, management fees were up 13%, and securities lending revenue was up 27% from a year earlier. For the six months ended June 30, 2005, fee revenue was $2.24 billion, reflecting 8% growth in servicing fees, 17% growth in management fees and 20% growth in securities lending revenue.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2005	2004	$ Change	% Change	2005	2004	$ Change	% Change
Servicing fees	$618	$570	$48	8	$1,217	$1,125	$92	8
Management fees	173	153	20	13	350	300	50	17
Securities lending	113	89	24	27	183	153	30	20
Trading services	169	156	13	8	336	323	13	4
Processing fees and other	70	77	(7)	(9)	154	157	(3)	(2)
Total fee revenue	$1,143	$1,045	$98	9	$2,240	$2,058	$182	9

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Servicing fees are derived from custody, product- and participant-level accounting, daily pricing and administration; recordkeeping; investment manager and hedge fund manager services; master trust and master custody; and performance, risk and compliance analytics. Servicing fees for the second quarter of 2005 were $618 million, up 8% from $570 million in the second quarter of 2004. For the six months ended June 30, 2005, servicing fees were $1.22 billion, up from $1.13 billion a year earlier. The increases in 2005 were attributable to new business from existing and new clients, particularly in the United States, Europe, Asia and the United Kingdom, and higher average equity market valuations.

Total assets under custody were $9.62 trillion at June 30, 2005, up 1% from $9.50 trillion at December 31, 2004, and up 5% compared with $9.15 trillion at June 30, 2004. Compared with the prior year periods, daily average values for the S&P 500 Index were up 5% for the three- and six-month periods ended June 30, 2005; daily average values for the MSCI® EAFE Index were up 13% for the second quarter and first six months of 2005. The value of assets under custody is a broad measure of the relative size of various markets served. Changes to the value of assets under custody do not result in proportional changes in revenue. Many services are priced on factors other than asset values, including the mix of assets under custody, securities positions held, portfolio transactions, and types of products and services. State Street uses relationship pricing for clients who take advantage of multiple services.

Investment management fees, generated by State Street Global Advisors, were $173 million for the second quarter of 2005, up 13% from $153 million a year earlier, and for the six months ended June 30, 2005, grew 17% to $350 million. These increases reflected continued new business and an increase in average month-end equity valuations from a year earlier. Total assets under management were $1.37 trillion at June 30, 2005, up from $1.22 trillion a year earlier, reflecting new business and higher equity market valuations, although equity market valuations are down from December 31, 2004. The following table presents a summary of activity in assets under management for the twelve months ended June 30, 2005.

Assets Under Management (Dollars in billions)

June 30, 2004	$1,217
Net new business	51
Market appreciation	86
December 31, 2004	1,354
Net new business	29
Market depreciation	(16)
June 30, 2005	$1,367

Securities lending revenue for the second quarter of 2005 was $113 million, up 27% compared to $89 million in the second quarter of 2004. Results for both quarters reflected seasonally high activity, which resulted, in large part, from heavy customer demand to borrow large volumes of European equities corresponding to their annual dividend payment dates. For the six months ended June 30, 2005, securities lending revenue was $183 million, up $30 million from a year earlier, due to higher spreads and an approximate 7% increase in the average volume of securities lent.

Trading services revenue, which includes foreign exchange trading and brokerage revenue and certain other fees, was $169 million for the second quarter of 2005, up 8% compared to $156 million from the same period in 2004. Foreign exchange trading revenue increased $2 million. Volatilities were down 24%, but were offset substantially by a 44% increase in volume. Brokerage and other fees increased $11 million from a year earlier, primarily due to increases in the transition management business.

Trading services revenue was $336 million for the first six months of 2005, up from $323 million a year earlier. Foreign exchange trading revenue was down $7 million to $227 million, reflecting a strong first

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

quarter in 2004. The decrease in volatilities exceeded the impact of increased volumes. Brokerage and other fees increased $20 million, to $109 million from $89 million a year earlier, primarily due to increases in the transition management business, including a significant number of mandates completed during the first quarter of 2005.

Processing fees and other revenue was $70 million in the second quarter of 2005 compared to $77 million a year earlier. For the six months ended June 30, 2005, processing fees and other revenue was $154 million, compared to $157 million for the same period a year earlier. The declines in both comparisons were largely attributable to lower fees from Deutsche Bank as deposits of GSS clients are converted to State Street’s systems.

Net Interest Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2005	2004	$ Change	% Change	2005	2004	$ Change	% Change
Interest revenue	$693	$408	$285	70	$1,296	$792	$504	64
Interest expense	476	182	294	162	867	363	504	139
Net interest revenue	$217	$226	$(9)	(4)	$429	$429	$—	—

Net interest revenue for the second quarter of 2005 was $217 million, down $9 million, or 4%, from the second quarter of 2004. For the six months ended June 30, 2005, net interest revenue was flat at $429 million compared to the 2004 period, which included the first-quarter impact of a $19 million reduction in interest revenue due to a change in the applicable state tax rate for leveraged lease transactions. Excluding this reduction from 2004 amounts, net interest revenue would have declined by $19 million during the first six months of 2005.

These declines were principally due to the rising interest-rate environment driven by eight federal funds rate increases over the preceding twelve months, offset partially by increases in the size of the Corporation’s balance sheet, including the conversion of GSS deposits to State Street’s balance sheet, and the size of and changes in the composition of the investment securities portfolio. At June 30, 2005, State Street’s investment securities portfolio included a higher percentage of collateralized mortgage obligations and floating rate, asset-backed securities when compared to a year earlier, and a lower percentage of U.S. Treasuries and direct obligations of federal agencies. The shift in the portfolio was designed to better position the Corporation in a rising interest rate environment without significantly increasing overall risk by continuing to invest conservatively in predominantly triple-A-rated securities.

	Three Months Ended June 30,				Six Months Ended June 30,
	2005		2004		2005		2004
(Dollars in millions)	Average Balance	Rate(1)	Average Balance	Rate(1)	Average Balance	Rate(1)	Average Balance	Rate(1)
Interest-earning assets	$87,856	3.21%	$84,353	2.00%	$87,207	3.04%	$83,050	1.97%
Interest-bearing liabilities	79,726	2.39	75,139.97		78,319	2.23	74,044.99
Excess of rate earned over rate paid		.82%		1.03%		.81%		.98%
Net interest margin		1.04%		1.13%		1.04%		1.09%

(1)                 Rates were calculated on a taxable-equivalent basis where the tax savings generated by tax-exempt investments was recorded as net interest revenue, with a corresponding charge to income tax expense. Tax savings were computed using a federal income tax rate of 35%, adjusted for applicable state income taxes, net of the related federal tax benefit.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Gain on Sales of Available-for-Sale Securities

State Street realized a net gain of $1 million on sales of available-for-sale securities in the second quarter of 2005, compared with a net gain of $16 million in the second quarter of the prior year. No net gain was recorded for the six months ended June 30, 2005, down from a net gain of $19 million for the same period a year earlier.

Operating Expenses

Total operating expenses increased from $953 million in the second quarter of 2004 to $1.03 billion in 2005, up $75 million, or 8%. For the first six months of 2005, total operating expenses of $1.99 billion were up $133 million, or 7%, from $1.86 billion a year earlier. Both comparisons reflected $26 million of occupancy expense related to a long-term sub-lease of a portion of the Corporation’s headquarters recorded in the second quarter of 2005. Operating expenses for the second quarter and first six months of 2004 included $16 million and $34 million, respectively, of merger and integration costs related to the acquisition of the GSS business of Deutsche Bank. Increases in salaries and employee benefits, occupancy and other expenses were somewhat offset by declines in merger and integration costs and information systems and communications expense.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2005	2004	$ Change	% Change	2005	2004	$ Change	% Change
Salaries and employee benefits	$552	$510	$42	8	$1,076	$972	$104	11
Information systems and communications	121	130	(9)	(7)	247	269	(22)	(8)
Transaction processing services	112	103	9	9	220	199	21	11
Occupancy	114	84	30	36	206	174	32	18
Merger and integration costs	—	16	(16)	(100)	—	34	(34)	(100)
Other	129	110	19	17	245	213	32	15
Total operating expenses	$1,028	$953	$75	8	$1,994	$1,861	$133	7

Salaries and employee benefits expense was up 8% to $552 million for the second quarter of 2005 compared to the same period in 2004, and increased 11%, to $1.08 billion, for the six months ended June 30, 2005, compared with the same period a year earlier. These increases were primarily due to the higher cost of benefits and the impact of merit adjustments.

Information systems and communications expense for the second quarter of 2005 declined $9 million, or 7%, to $121 million from the second quarter of 2004, and declined $22 million, or 8%, for the first six months of 2005 compared to a year earlier, due to reductions related to the integration of the GSS business to State Street systems, partially offset by increases related to the new data center coming fully on line in the fourth quarter of 2004.

Transaction processing expense increased $9 million, or 9%, to $112 million for the second quarter of 2005 compared to a year earlier, and increased $21 million for the first six months of 2005 compared to a year earlier, due to higher volumes in the brokerage business, especially associated with growth in the non-U.S. business.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

For the second quarter of 2005, occupancy expense increased $30 million to $114 million from a year earlier and increased $32 million for the first six months of 2005 compared to a year earlier. Consistent with measures being taken to reduce future occupancy costs, State Street recognized a pre-tax charge of $26 million in the second quarter of 2005 related to a long-term sub-lease agreement with an unrelated third party for approximately 150,000 square feet in its headquarters building. State Street expects that this transaction will reduce average annual occupancy costs going forward by $7 million to $8 million beginning in 2006. As the Corporation completes the realignment of its real estate portfolio, additional sub-leasing agreements may be entered into to eliminate excess space.

Other expenses for the second quarter of 2005 rose 17%, or $19 million, to $129 million, and were up $32 million, or 15% for the year-to-date period, primarily due to professional services fees related to the expansion of the Corporation’s Treasury group infrastructure, as well as increased costs for compliance, regulatory reform and other professional services.

Income Taxes

State Street recorded income tax expense of $113 million for the second quarter of 2005, down slightly from $114 million in the second quarter of 2004, and recorded income tax expense of $229 million for the first six months of 2005, compared to $208 million in 2004. Tax expense for the first six months of 2004 included a cumulative tax benefit of $18 million resulting from a change in the effective state tax rate applied to leveraged leasing transactions.

The effective tax rate for both the second quarter and first six months of 2005 was 34.0%, compared to 34.0% and 32.3% for the three and six months ended June 30, 2004. The expected tax rate for full-year 2005 is 34.0%, compared with an effective tax rate of 33.1% for full-year 2004, which reflected the previously mentioned $18 million tax benefit from leveraged leases. Excluding the tax benefit from leases, the effective rate for full-year 2004 would have been 34.0%.

During the third quarter of 2005, the Financial Accounting Standards Board (“FASB”) issued a proposed FASB Staff Position (“FSP”) for comment addressing accounting for changes in the expected timing of tax-related cash flows of leveraged leases. The guidance in the proposed FSP, if finalized, will require companies to record the adoption of the FSP as a cumulative effect of a change in accounting principle as of December 31, 2005. If issued in its present form, the guidance may require a material cumulative charge to State Street’s income in the fourth quarter of 2005. However, future income would be expected to increase over the remaining terms of the leases by an amount approximately equal to the charge, exclusive of any tax-related interest and penalties that may be included in the charge. For additional information about this matter and other proposed new accounting guidance, refer to Note 12 to the Consolidated Financial Statements in this Form 10-Q.

Line of Business Information

State Street reports two lines of business: Investment Servicing and Investment Management. Given State Street’s services and management organization, the results of operations for these lines of business are not necessarily comparable with those of other companies, including companies in the financial services industry. Additional information about State Street’s lines of business is included in Note 13 to the Consolidated Financial Statements in the Corporation’s 2004 Annual Report on Form 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The following is a summary of line of business results:

	For the Three Months Ended June 30,
	Investment Servicing		Investment Management		Other/ One-Time		Total
(Dollars in millions, except where otherwise noted)	2005	2004	2005	2004	2005	2004	2005	2004
Fee Revenue:
Servicing fees	$618	$570					$618	$570
Management fees	—	—	$173	$153			173	153
Securities lending	88	71	25	18			113	89
Trading services	169	156	—	—			169	156
Processing fees and other	53	61	17	16			70	77
Total fee revenue	928	858	215	187			1,143	1,045
Net interest revenue after provision for loan losses	199	216	18	10			217	226
Gain on sales of available-for-sale investment securities, net	1	16	—	—			1	16
Total revenue	1,128	1,090	233	197			1,361	1,287
Operating expenses	873	785	155	152		$16	1,028	953
Income before income tax expense	$255	$305	$78	$45		$(16)	$333	$334
Pre-tax margin	23%	28%	33%	23%
Average assets (in billions)	$97.2	$92.3	$2.9	$2.6			$100.1	$94.9

	For the Six Months Ended June 30,
	Investment Servicing		Investment Management		Other/ One-Time		Total
(Dollars in millions, except where otherwise noted)	2005	2004	2005	2004	2005	2004	2005	2004
Fee Revenue:
Servicing fees	$1,217	$1,125					$1,217	$1,125
Management fees	—	—	$350	$300			350	300
Securities lending	142	124	41	29			183	153
Trading services	336	323	—	—			336	323
Processing fees and other	116	127	38	30			154	157
Total fee revenue	1,811	1,699	429	359			2,240	2,058
Net interest revenue after provision for loan losses	393	410	36	19			429	429
Gain on sales of available-for-sale investment securities, net	—	19	—	—			—	19
Total revenue	2,204	2,128	465	378			2,669	2,506
Operating expenses	1,676	1,540	318	287		$34	1,994	1,861
Income before income tax expense	$528	$588	$147	$91		$(34)	$675	$645
Pre-tax margin	24%	28%	32%	24%
Average assets (in billions)	$96.0	$91.4	$2.9	$2.5			$98.9	$93.9

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Investment Servicing

Total revenue for the three and six months ended June 30, 2005 was $1.13 billion and $2.20 billion, respectively, an increase of 4% for both periods from the comparable periods in 2004. The increases were driven by growth in fee revenue, offset somewhat by declines in net interest revenue and lower gains on sales of available-for-sale securities.

Fee revenue was $928 million and $1.81 billion for the three and six months ended June 30, 2005, respectively, up $70 million and $112 million, respectively, attributable to growth in servicing, securities lending and trading services fees, somewhat offset by declines in processing fees and other. Servicing fees, securities lending, and trading services fee revenue for this line of business were virtually identical to the consolidated results of the Corporation. Refer to the “Results of Operations—Fee Revenue” section of this discussion and analysis for additional information.

Net interest revenue after provision for loan losses for the three and six months ended June 30, 2005 was $199 million and $393 million, respectively, down in both comparisons from the comparable period in 2004 due to narrower interest-rate spreads, somewhat offset by increases and changes in the mix of the balance sheet.

Operating expenses for the second quarter of 2005 were $873 million, and were $1.68 billion for the six months ended June 30, 2005, increases of 11% and 9%, respectively, from the comparable periods in 2004. The increases were attributable to higher salaries, reflecting the higher costs of benefits and merit increases, growth in transaction processing costs reflecting higher volumes for this line of business and higher professional services costs related to compliance and growth initiatives, somewhat offset by lower information systems and communications costs due to the integration of the GSS business to State Street’s systems.

Investment Management

Total revenue for the three and six months ended June 30, 2005 was $233 million and $465 million, respectively, up 18% and 23%, respectively, from the comparable periods in 2004. The increases were driven by growth across all lines of revenue.

Management fees from investment management services, delivered through State Street Global Advisors, were $173 million for the second quarter of 2005 and $350 million for the year-to-date period and are identical to the consolidated results of the Corporation. Refer to the “Results of Operations—Fee Revenue” section of this discussion and analysis for additional information. Improvement in securities lending revenue reflected higher spreads and an increase in the volume of securities lent.

Operating expenses for the three and six months ended June 30, 2005, were $155 million and $318 million, respectively, up 2% and 11% from the comparable periods in 2004, primarily attributable to higher salaries and employee benefits.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Financial Goals and the Factors That May Affect Them

State Street has announced financial goals for the Corporation for 2005 and beyond. The goals are (1) annual growth in operating earnings per share of 10% to 15%, (2) annual operating revenue growth of 8% to 12%, and (3) annual operating return on shareholders’ equity of 14% to 17%. State Street expects to be at the lower end of these ranges for the year ending December 31, 2005.

The Corporation prepares its consolidated statement of income in accordance with accounting principles generally accepted in the United States (“GAAP”); however, it measures the achievement of its financial goals on an operating basis. Operating basis results are based on GAAP results, excluding the impact of significant, non-recurring transactions and activities, presented on a fully taxable equivalent basis. Operating basis results for full-year 2005 will exclude the possible loss related to Bel Air Investment Advisors LLC and any charges that could result from the application of proposed new accounting guidance related to leveraged leases and tax contingencies. More information about these matters is included in Notes 2 and 12 to the Consolidated Financial Statements in this Form 10-Q.

State Street considers these to be financial goals, not projections or forward-looking statements. However, this discussion and analysis and other portions of this Form 10-Q may contain statements that are considered “forward-looking statements” within the meaning of the federal securities laws. These statements may be identified by such forward-looking terminology as “expect,” “look,” “believe,” “anticipate,” “may,” “will,” or similar statements or variations of such terms. The Corporation’s financial goals and such forward-looking statements involve certain risks and uncertainties, including the issues and factors listed below and factors further described in conjunction with the forward-looking information, which could cause actual results to differ materially. The following issues and factors should be carefully considered. The forward-looking statements contained in this Form 10-Q speak only as of the time the statements were given. The Corporation does not undertake to revise those forward-looking statements to reflect events after the date of this report.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

As asset values increase or decrease due to external credit factors, State Street has exposure related to its own investing activities. The impact of such exposure would be reflected in the Corporation’s consolidated statements of income, condition and changes in shareholders’ equity.

Dynamics of Markets Served.   Changes in markets served, including the growth rate of collective funds worldwide, outsourcing decisions, mergers, acquisitions and consolidations among clients and competitors and the pace of debt and equity issuance, can affect revenue. In general, State Street benefits from increases in the volume of financial market transactions serviced.

State Street provides services worldwide. Global and regional economic factors and changes or potential changes in laws and regulations affecting the Corporation’s business—including volatile currencies, the pace of inflation, changes in monetary policy, changes in domestic and international banking supervisory regulations including capital requirements, and social and political instability—could affect results of operations. Terrorist activities and related military actions have caused economic and political uncertainties, have affected and may further adversely affect economic growth, and may have other adverse effects on many companies, including State Street, in ways that are not predictable.

Financial reporting irregularities involving large and well-known companies and governmental and regulatory investigations of securities and mutual fund industry practices and behavior may have adverse effects on State Street in ways that are not predictable. State Street is broadly involved with the securities industry including, in particular, the mutual fund industry, and governmental and regulatory agencies have sought information from State Street in connection with investigations relating to that industry.

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

Regulation and Supervision.   State Street’s businesses are subject to stringent regulation and examination by governmental and regulatory agencies and self-regulatory organizations (including securities exchanges) both inside and outside the U.S. State Street has established policies, procedures, and systems designed to comply with these regulatory requirements. However, as a global financial services institution, State Street faces complexity and costs in its worldwide compliance efforts, and faces the potential for loss resulting from failure to comply with these requirements, which could have a material impact on the Corporation’s future results of operations. Also, adverse publicity and damage to its reputation arising from the failure or perceived failure to comply with legal or regulatory requirements could affect State Street’s ability to attract and retain customers or maintain access to capital markets, or could result in enforcement actions, fines, penalties and lawsuits.

Operational Risk.   State Street has the potential to incur losses resulting from inadequate or failed internal processes, people and systems. In addition, external events, including terrorist or military actions and resulting political and social turmoil, could arise that would cause unforeseen damage to State Street’s physical facilities or could cause delays or disruptions to operational functions, including information processing and financial market settlement functions. Additionally, State Street’s clients, vendors and counterparties could suffer from such events, which may impact State Street. The Corporation has well-established policies, procedures, systems, and business continuity and disaster recovery plans in place that are designed to address these operational risks. However, an adverse effect on State Street’s financial results could occur.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

GAAP.   Changes in GAAP applicable to State Street could have a material impact on the Corporation’s consolidated results of operations. While such changes may not have an economic impact on the business of State Street, these changes could affect the attainment of the current measures of the Corporation’s financial goals.

Tax Legislation.   Changes in tax legislation or the interpretation of existing tax laws worldwide could have a material impact on the Corporation’s results of operations.

Interest Rates.   Levels of market interest rates, the shape of the yield curve and the direction and speed of interest rate changes relative to the geographic mix of interest-bearing assets and liabilities affect net interest revenue and securities lending revenue. In the short term, State Street’s net interest revenue and securities lending revenue benefit from falling interest rates and are negatively affected by rising interest rates because interest-bearing liabilities reprice sooner than interest-earning assets. The rate of adjustment to higher or lower rates will depend on the relative duration of assets and liabilities. In general, sustained lower interest rates and a flat yield curve have a constraining effect on net interest revenue and securities lending revenue growth. Market interest rates also impact the value of certain derivative products whose change in value is reflected in processing fees and other in the Corporation’s consolidated statement of income.

Liquidity.   The Corporation’s ability to maintain consistent access to liquidity is fostered by strong credit ratings from the major independent credit rating agencies. Factors considered by the rating agencies in assigning high credit ratings include diverse and stable core earnings; strong risk management; strong capital ratios; diverse liquidity sources, including the global funds markets and client deposits; and strong liquidity monitoring procedures. Any occurrence that may limit the Corporation's access to liquidity, such as a decline in the confidence of debt purchasers, depositors or counterparties participating in the funds markets in general or with State Street in particular, or a downgrade of State Street's credit ratings, could affect State Street’s capital costs and its ability to raise capital and, in turn, its liquidity.

Capital.   Under regulatory capital adequacy guidelines, State Street and State Street Bank  and Trust Company (“State Street Bank”) must meet guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items. Failure to meet minimum capital requirements could have a direct material effect on State Street’s financial condition; failure to maintain the status of “well capitalized” under the regulatory framework could affect State Street’s status as a financial holding company and eligibility for a streamlined review process for acquisition proposals.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

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

Investment Manager and Hedge Fund Manager Operations Outsourcing.   The Corporation enters into long-term contracts to provide middle office or investment management operations outsourcing services to clients. Services include trade order management, trade support and fail management, reconciliations, cash reporting and management, custodian communications for settlements, accounting systems, collateral management and information technology development. These contracts often extend for eight to ten years and require considerable up-front investments, including technology and conversion costs. Performance risk exists in each contract as these contracts are dependent upon the successful conversion and implementation of the activities onto State Street’s operating platforms.

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
AND RESULTS OF OPERATIONS (Continued)

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

Acquisitions, Alliances, Outsourcing Agreements and Divestitures.   Acquisitions of complementary businesses and technologies, development of strategic alliances, execution of outsourcing agreements and divestitures of portions of its business are an active part of State Street’s overall business strategy. The Corporation has completed several acquisitions, alliances, outsourcing agreements and divestitures in recent years. However, there can be no assurance that services, technologies, key personnel or businesses of acquired companies or from outsourcing agreements will be effectively assimilated into State Street’s business or service offerings, that alliances will be successful, or that future revenue growth or expense savings will be achieved in outsourcing agreements. In addition, State Street may not be able to successfully complete any divestiture on satisfactory terms, if at all, and divestitures may result in a reduction of total revenue and net income.

FINANCIAL CONDITION

Capital

At June 30, 2005, State Street and State Street Bank met all capital adequacy requirements to which they were subject. The regulatory capital amounts and ratios were as follows at June 30, 2005, and December 31, 2004:

	Regulatory Guidelines(1)		State Street		State Street Bank
(Dollars in millions)	Minimum	Well Capitalized	2005	2004	2005	2004
Tier 1 risk-based capital ratio	4%	6%	12.4%	13.3%	10.9%	11.6%
Total risk-based capital ratio	8	10	13.6	14.7	11.8	12.5
Tier 1 leverage ratio	3	5	5.5	5.5	5.2	5.3
Tier 1 capital			$5,387	$5,233	$4,534	$4,426
Total capital			5,878	5,803	4,894	4,795
Adjusted risk-weighted assets and market-risk equivalents:
Balance sheet risk-weighted assets			$26,644	$22,741	$24,909	$21,587
Off-balance sheet equivalent risk-weighted assets			16,352	16,398	16,356	16,403
Market-risk equivalents			289	261	245	226
Total			$43,285	$39,400	$41,510	$38,216
Quarterly average adjusted assets			$98,416	$94,834	$86,570	$83,843

(1)         State Street Bank must meet the regulatory designation of “well capitalized” in order to maintain State Street’s status as a financial holding company, including maintaining a minimum Tier 1 risk-based capital ratio (Tier 1 capital divided by adjusted risk-weighted assets and market-risk

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

equivalents) of 6%, a minimum total risk-based capital ratio (total capital divided by adjusted risk-weighted assets and market-risk equivalents) of 10%, and a Tier 1 leverage ratio (Tier 1 capital divided by quarterly average adjusted assets) of 5%. In addition, Federal Reserve Regulation Y defines “well capitalized” for a bank holding company such as State Street for the purpose of determining eligibility for a streamlined review process for acquisition proposals. For such Regulation Y purposes, “well capitalized” requires State Street to maintain a minimum Tier 1 risk-based capital ratio of 6% and a minimum total risk-based capital ratio of 10%.

The Corporation's and State Street Bank's Tier 1 and total risk-based capital ratios were down from year-end 2004. Modest capital increases were more than offset by higher risk-weighted assets.  Tier 1 and total risk-based capital for the Corporation and State Street Bank remained relatively flat, up 1 to 2%, as increases from net income were largely offset by foreign currency translation losses, unrealized losses on the available-for-sale securities portfolio, and for the Corporation, the impact of the stock purchase program. Higher risk-weighted assets resulted primarily from changes made to the investment securities portfolios and an increase in overdrafts in the loan portfolio from year-end. Both ratios significantly exceeded the regulatory minimum and well-capitalized thresholds.

On June 26, 2004, the Basel Committee on Banking Supervision released the final version of its capital adequacy framework (“Basel II”). U.S. banking regulatory agencies must now apply international risk-based capital guidance to rules to be implemented in the U.S. The U.S. regulatory agencies are expected to release proposed new rules for comment, with the final version anticipated by mid-2006. State Street has developed a comprehensive implementation program to achieve Basel II compliance. The new rules as applied in the U.S. are expected to become effective on January 1, 2007, subject to transitional implementation arrangements, and will become fully operational on January 1, 2008. Mandatory compliance will be required for large, internationally-active U.S. institutions, such as State Street. At this time, State Street cannot predict the final form of the rules in the U.S., nor their impact on the Corporation’s risk-based capital.

State Street’s Board of Directors (“Board”) has authorized the purchase of State Street common stock for use in employee benefit programs and for general corporate purposes. During the first quarter of 2005, 2.9 million shares were purchased under the 1995 stock purchase program. In February 2005, the 1995 stock purchase program was terminated, and in its place, the Board authorized the purchase of 15 million shares under the 2005 stock purchase program. During the second quarter of 2005, 2.2 million shares were purchased under the 2005 stock purchase program, and at June 30, 2005, 12.8 million shares remained available for future purchases. See Note 6 to the Consolidated Financial Statements in this Form 10-Q for additional information.

In connection with the acquisition of the GSS business of Deutsche Bank in January 2003, State Street issued $345 million, or 1,725,000 units, of “SPACES.” For a description of the SPACES contracts, refer to Note 10 to the Consolidated Financial Statements in State Street’s 2004 Annual Report on Form 10-K. On November 15, 2005, State Street will receive proceeds of $345 million and issue approximately 8,712,000 shares of its common stock upon settlement of the fixed share purchase contracts underlying the SPACES units. Shares receivable under the variable-share repurchase contracts will be received by State Street on February 15, 2006. On December 15, 2005, State Street will be required to redeem $345 million of trust preferred securities which are included in long-term debt in its consolidated statement of condition, provided that the Corporation is well-capitalized and receives consent to do so from the Federal Reserve.

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

State Street maintains a large portfolio of liquid assets, defined as cash and due from banks, interest-bearing deposits with banks, securities purchased under resale agreements, federal funds sold, trading account assets and investment securities. At June 30, 2005, the Corporation’s liquid assets were $87.55 billion, or 84% of total consolidated assets, a significant portion of which can be sold in the open market to meet liquidity needs. At December 31, 2004, liquid assets were $79.31 billion, or 84% of total consolidated assets. Securities with a carrying value of $20.69 billion at June 30, 2005, and $24.77 billion at December 31, 2004, were pledged, primarily for public and trust deposits, certain short-term liabilities and for other purposes as provided by law. At June 30, 2005, State Street’s short-term liabilities, defined as deposits, securities sold under repurchase agreements, federal funds purchased and other short-term borrowings, were $87.76 billion, compared to $78.79 billion at December 31, 2004. State Street had $165 million in pre-tax net unrealized losses on available-for-sale investment securities at June 30, 2005, due primarily to short-term interest rate movements, and the Corporation does not consider these investments to be permanently impaired. Net unrealized losses on available-for-sale securities at December 31, 2004 were $96 million.

State Street maintains a universal shelf registration that allows for the offering and sale of unsecured debt securities, capital securities, common stock, depositary shares and preferred stock, and warrants to purchase such securities, including any shares into which the preferred stock and depositary shares may be convertible, or any combination thereof. At June 30, 2005, $469 million of State Street’s shelf registration was available for issuance.

State Street can issue commercial paper with an aggregate limit of $3.00 billion and with original maturities of up to 270 days from the date of issue. At June 30, 2005, State Street had $1.29 billion of commercial paper outstanding, compared to $966 million at December 31, 2004.

State Street Bank can issue bank notes with an aggregate limit of $750 million and with original maturities ranging from 14 days to five years. At June 30, 2005, no notes payable were outstanding and all $750 million was available for issuance. In 2003, State Street Bank was authorized to issue $1 billion of subordinated bank notes. At June 30, 2005, $600 million remained available for issuance.

State Street Bank currently maintains a line of credit of CAD $800 million to support its Canadian securities processing operations. The line of credit has no stated termination date and is cancelable by either party with prior notice. At the close of business on June 30, 2005, State Street Bank did not have any balance due on the line of credit.

State Street endeavors to maintain high investment-grade ratings on its debt, as measured by the major independent credit rating agencies. High ratings on debt minimize borrowing costs and enhance State Street’s liquidity by ensuring the largest possible market for the Corporation’s debt.

Based upon the Corporation’s level of liquid assets and its ability to access the capital markets for additional funding when necessary, including its ability to issue debt and equity securities under its current

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

shelf registration, management considers overall liquidity at June 30, 2005 more than sufficient to meet its current commitments and business needs, including accommodating the transaction and cash management needs of its clients.

Risk Management

Economic Capital

During 2004, State Street implemented a methodology to quantify its economic capital needs. The Corporation defines economic capital as the common equity required to protect debt holders against unexpected economic losses over a one-year period at a level consistent with the solvency of a firm with State Street’s target debt rating. State Street quantifies capital requirements for the risks inherent in its business activities and groups them into one of the following broadly-defined categories.

•       Market risk: the risk of adverse financial impact due to fluctuations in market prices, primarily as they relate to State Street’s trading activities.

•       Structural interest-rate risk: the risk of loss in non-trading, asset-liability management positions, primarily the impact of adverse movements in interest rates on the repricing mismatches that exist between balance sheet assets and liabilities.

•       Credit risk: the risk of loss that may result from the default or downgrade of a borrower or counterparty.

•       Operational risk: the risk of loss from inadequate or failed internal processes, people, and systems, or from external events, which is consistent with the Basel II definition.

•       Business risk: the risk of adverse changes in the Corporation’s earnings from business factors, including changes in the competitive environment, changes in the operational economics of business activities, and the effect of strategic and reputation risks.

Economic capital for each of these five categories is estimated on a stand-alone basis using statistical modeling techniques applied to internally-generated and external data. These individual results are then aggregated at the State Street consolidated level. A capital reduction or diversification benefit is then applied to reflect the unlikely event of experiencing an extremely large loss in each risk type at the same time.

Because the amount of economic capital varies directly with the Corporation’s overall level of risk, it has become an integral part of State Street’s internal capital management process. Economic and regulatory capital are key metrics used by management to ensure that State Street’s actual level of capital is commensurate with its risk profile, in compliance with all regulatory requirements, and sufficient to provide the Corporation with the financial flexibility to undertake future strategic business initiatives.

The framework and methodologies used to quantify capital for each of the risk types have been developed by Enterprise Risk Management and Treasury and are designed to be generally consistent with the Corporation’s risk management principles. This framework has been approved by senior management and has been reviewed by the Executive Committee of the Board. Due to the evolving nature of quantification techniques, State Street expects to continue refining the methodologies used to estimate its economic capital requirements, which could result in a different amount of capital needed to support its risk profile.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Market Risk

Trading Activities: Foreign Exchange and Interest Rate Sensitivity

As part of its trading activities, the Corporation takes positions in both the foreign exchange and interest rate markets by buying and selling cash instruments and using financial derivatives, including foreign exchange forward contracts, foreign exchange and interest rate options, and interest rate swaps. At June 30, 2005, the notional amount of these derivative instruments was $478.79 billion, of which $463.31 billion were foreign exchange forward contracts. In the aggregate, long and short foreign exchange forward positions are closely matched to minimize currency and interest rate risk. All foreign exchange contracts are valued daily at current market rates.

The following table presents State Street’s market risk for its trading activities as measured by its value-at-risk methodology:

(Dollars in millions)	Average	Maximum	Minimum
Six months ended June 30, 2005:
Foreign exchange products	$1.4	$3.3	$.6
Interest rate products	1.2	3.0	.3
Six months ended June 30, 2004:
Foreign exchange products	$1.3	$3.5	$.3
Interest rate products	2.0	3.0	1.0

State Street compares daily profits and losses from trading activities to the estimated one-day value at risk. This information is reviewed and used to assure that the value-at-risk model is properly calibrated and that all relevant trading positions are being taken into account.

Non-Trading Activities—Interest-Rate Sensitivity

The objective of interest-rate sensitivity management is to provide sustainable net interest revenue under various economic environments and to protect asset values from adverse effects of changes in interest rates. State Street manages the structure of its interest-earning assets and interest-bearing liabilities by adjusting the mix, yields and maturity or repricing characteristics based on market conditions. During 2004, State Street created a centralized treasury function to manage State Street’s interest-rate risk. Since interest-bearing sources of funds are predominantly short-term, State Street maintains a relatively short-term structure for its interest-earning assets, including money market assets, investments and loans. Interest-rate swaps are used minimally as a part of overall asset and liability management to augment State Street’s management of its interest-rate exposure.

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

Simulation models facilitate the evaluation of the potential range of net interest revenue under a “most likely” scenario, alternative interest-rate scenarios and rate shock tests. Duration measures the change in

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

the economic value of assets and liabilities for given changes in interest rates. Gap analysis is the difference in asset and liability repricing on a cumulative basis within a specified time period.

If all other variables remained constant, in the short term, falling interest rates would lead to net interest revenue that is higher than it would otherwise have been, and rising rates would lead to lower net interest revenue. Other important determinants of net interest revenue are balance sheet size and mix, interest-rate spreads, the slope of the yield curve, the pace of increases in rates and rate levels. Measures of interest-rate sensitivity are monitored by the respective business units, Treasury and the Investment and Financial Policy Committees.

Credit Risk

At June 30, 2005, total gross loans were $6.37 billion compared to $4.63 billion at December 31, 2004, reflecting a large increase in daily overdrafts, which do not represent a significant increase in credit risk due to their short-term nature. The allowance for loan losses was $18 million, unchanged from December 31, 2004, and down from $36 million compared to June 30, 2004. For the six months ended June 30, 2005, no provision for loan losses was charged against income, and there were no charge-offs or recoveries. Non-performing assets at June 30, 2005, were $4 million, consisting of one non-performing investment security, compared to $7 million at December 31, 2004. In addition to credit risk in the loan and lease portfolio, State Street also assumes credit and counterparty risk in other on- and off-balance sheet exposure categories.

Operational Risk

State Street defines operational risk as the potential for losses resulting from inadequate or failed internal processes, people and systems, or from external events. State Street is the world’s leading provider of services to institutional investors, and the Corporation’s clients have a broad array of complex and specialized servicing, confidentiality and fiduciary requirements. Active management of operational risk is an integral component of all aspects of State Street’s business and responsibility for the management of operational risk lies with every individual in the Corporation. State Street’s Operational Risk Policy Statement defines operational risk and details roles and responsibilities for managing operational risk. It provides a mandate within which sound practices, including programs, processes, and those elements required by regulation, are implemented to ensure that operational risk is identified, measured, managed and controlled in an effective and consistent manner across the Corporation.

State Street maintains an operational risk governance structure to ensure responsibilities are clearly defined and to provide independent oversight of operational risk management. Enterprise Risk Management oversees the Corporation’s enterprise-wide operational risk management program. The Major Risk and Operational Risk Committees review key metrics and policies related to operational risk, provide oversight functions to ensure compliance with the operational risk program, and escalate operational risk issues of note to the Executive Committee of the Board. Corporate Audit performs independent reviews of the application of operational risk management practices and methodologies and reports to the Examining and Audit Committee of the Board.

State Street’s internal control environment is designed to provide a sound operational environment. The Corporation’s discipline in managing operational risk provides the structure to identify, evaluate, control, monitor, measure, mitigate and report operational risk.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

CRITICAL ACCOUNTING ESTIMATES

Critical accounting estimates are those that require management, in the preparation of consolidated financial statements, to make difficult, subjective or complex judgments in the application of certain accounting policies, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

State Street’s significant accounting policies were described in detail in Note 1 to the Consolidated Financial Statements in State Street’s Annual Report on Form 10-K for the year ended December 31, 2004. State Street’s critical accounting estimates were described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report on Form 10-K for the year ended December 31, 2004. There were no significant changes in the first six months of 2005, in the factors or methodology used by management in determining its critical accounting estimates that were material in relation to the Corporation’s consolidated financial condition, changes in financial condition and results of operations.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is included in the “Risk Management—Market Risk” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

State Street’s market risk management function was described in detail in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004.

CONTROLS AND PROCEDURES

The Corporation has established and maintains disclosure controls and procedures that are designed to ensure that material information relating to the Corporation and its consolidated  subsidiaries required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Corporation’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. For the period covered in this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of the end of the fiscal quarter. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2005.

The Corporation has also established and maintains internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States. For the period covered in this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of any change in the Corporation’s internal control over financial reporting that occurred during the period covered by the report that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting. In the ordinary course of business, the Corporation routinely enhances its internal controls and procedures for financial reporting by either upgrading its current systems or implementing new systems. Changes have been made and will be made to the Corporation’s internal controls and procedures for financial reporting as a result of these efforts. However, the Chief Executive Officer and Chief Financial Officer have concluded that there was no change in the Corporation’s internal control over financial reporting identified in connection with the evaluation described in this paragraph that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

STATE STREET CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share information)	2005	2004	2005	2004
Fee Revenue:
Servicing fees	$618	$570	$1,217	$1,125
Management fees	173	153	350	300
Securities lending	113	89	183	153
Trading services	169	156	336	323
Processing fees and other	70	77	154	157
Total fee revenue	1,143	1,045	2,240	2,058
Net Interest Revenue:
Interest revenue	693	408	1,296	792
Interest expense	476	182	867	363
Net interest revenue	217	226	429	429
Provision for loan losses	—	—	—	—
Net interest revenue after provision for loan losses	217	226	429	429
Gain on sales of available-for-sale investment securities, net	1	16	—	19
Total revenue	1,361	1,287	2,669	2,506
Operating Expenses:
Salaries and employee benefits	552	510	1,076	972
Information systems and communications	121	130	247	269
Transaction processing services	112	103	220	199
Occupancy	114	84	206	174
Merger, integration and divestiture costs	—	16	—	34
Other	129	110	245	213
Total operating expenses	1,028	953	1,994	1,861
Income before income tax expense	333	334	675	645
Income tax expense	113	114	229	208
Net income	$220	$220	$446	$437
Earnings Per Share:
Basic	$.67	$.66	$1.35	$1.31
Diluted	.66	.65	1.33	1.28
Average Shares Outstanding (in thousands):
Basic	330,118	334,930	330,837	334,782
Diluted	334,090	340,647	334,216	341,232
Cash Dividends Declared Per Share	$.18	$.16	$.35	$.31

The accompanying condensed notes are an integral part of these financial statements.

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CONDITION

(Dollars in millions)	June 30, 2005	December 31, 2004
	(Unaudited)	(Note 1)
Assets:
Cash and due from banks	$6,466	$2,035
Interest-bearing deposits with banks	14,728	20,634
Securities purchased under resale agreements	11,699	12,878
Federal funds sold	—	5,450
Trading account assets	805	745
Investment securities (including securities pledged of $20,692 and $24,770)	53,854	37,571
Loans (net of allowance of $18 and $18)	6,352	4,611
Premises and equipment	1,449	1,444
Accrued income receivable	1,249	1,204
Goodwill	1,498	1,497
Other intangible assets	466	494
Other assets	5,688	5,477
Total assets	$104,254	$94,040
Liabilities:
Deposits:
Noninterest-bearing	$11,363	$13,671
Interest-bearing—U.S.	2,328	2,843
Interest-bearing—Non-U.S.	48,366	38,615
Total deposits	62,057	55,129
Securities sold under repurchase agreements	23,748	21,881
Federal funds purchased	303	435
Other short-term borrowings	1,654	1,343
Accrued taxes and other expenses	2,541	2,603
Other liabilities	5,240	4,032
Long-term debt	2,463	2,458
Total liabilities	98,006	87,881
Shareholders’ Equity:
Preferred stock, no par: authorized 3,500,000 shares; issued none
Common stock, $1 par: authorized 500,000,000 shares, issued 337,126,000 and 337,126,000 shares	337	337
Surplus	287	289
Retained earnings	5,920	5,590
Accumulated other comprehensive (loss) income	(6)	92
Treasury stock, at cost (6,427,000 and 3,481,000 shares)	(290)	(149)
Total shareholders’ equity	6,248	6,159
Total liabilities and shareholders’ equity	$104,254	$94,040

The accompanying condensed notes are an integral part of these financial statements.

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock			Retained	Accumulated Other Comprehensive	Treasury Stock
(Dollars in millions, shares in thousands)	Shares	Amount	Surplus	Earnings	(Loss) Income	Shares	Amount	Total
Balance at December 31, 2003	337,132	$337	$329	$5,007	$192	2,658	$(118)	$5,747
Comprehensive income:
Net income				437				437
Change in net unrealized gains/losses on available-for-sale securities, net of related taxes of $(114) and reclassification adjustment					(166)			(166)
Changes in minimum pension liability, net of related taxes of $(16)					(23)			(23)
Foreign currency translation, including tax benefit of $(13)					(12)			(12)
Change in unrealized gains/losses on cash-flow hedges, net of related taxes of $3					4			4
Total comprehensive income				437	(197)			240
Cash dividends declared ($.31 per share)				(104)				(104)
Common stock acquired						45	(2)	(2)
Impact of fixing the variable-share settlement rate of SPACES			(26)					(26)
Common stock issued pursuant to:
Stock awards and options exercised, including tax benefit of $11	(6)		1			(1,155)	54	55
Balance at June 30, 2004	337,126	$337	$304	$5,340	$(5)	1,548	$(66)	$5,910
Balance at December 31, 2004	337,126	$337	$289	$5,590	$92	3,481	$(149)	$6,159
Comprehensive income:
Net income				446				446
Change in net unrealized gain/loss on available-for-sale securities, net of related taxes of $(28) and reclassification adjustment					(41)			(41)
Foreign currency translation, net of related taxes of $(36)					(95)			(95)
Change in net unrealized gain/loss on hedges of net investments in non-U.S. subsidiaries, net of related taxes of $16					30			30
Change in minimum pension liability, net of related taxes of $5					6			6
Change in unrealized gain/loss on cash-flow hedges, net of related taxes of $2					2			2
Total comprehensive income				446	(98)			348
Cash dividends declared ($.35 per share)				(116)				(116)
Common stock acquired						5,075	(232)	(232)
Common stock issued pursuant to:
Stock awards and options exercised, including tax benefit of $9			(2)			(2,107)	90	88
Other						(22)	1	1
Balance at June 30, 2005	337,126	$337	$287	$5,920	$(6)	6,427	$(290)	$6,248

The accompanying condensed notes are an integral part of these financial statements.

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

Six Months Ended June 30,
(Dollars in millions)	2005	2004
Operating Activities:
Net income	$446	$437
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash adjustments for depreciation, amortization, and deferred income tax expense	266	321
Securities losses (gains), net	—	(19)
Change in trading account assets, net	(60)	(43)
Other, net	863	747
Net Cash Provided by Operating Activities	1,515	1,443
Investing Activities:
Net decrease (increase) in interest-bearing deposits with banks	5,906	(7,182)
Net decrease (increase) in securities purchased under resale agreements and federal funds sold	6,629	(2,727)
Proceeds from sales of available-for-sale securities	1,794	5,581
Proceeds from maturities of available-for-sale securities	10,267	6,099
Purchases of available-for-sale securities	(26,474)	(9,882)
Proceeds from maturities of held-to-maturity securities	297	803
Purchases of held-to-maturity securities	(2,333)	(811)
Net increase in loans	(1,721)	(448)
Business acquisitions, net of cash acquired	(2)	(71)
Purchases of equity investments and other long-term assets	(18)	(39)
Purchases of premises and equipment	(153)	(168)
Other, net	21	19
Net Cash Used by Investing Activities	(5,787)	(8,826)
Financing Activities:
Net increase in deposits	6,928	7,828
Net increase (decrease) in short-term borrowings	2,046	(173)
Payments for long-term debt and obligations under capital leases	(7)	(1)
Proceeds from issuance of treasury stock	80	44
Purchases of common stock	(232)	(2)
Payments for cash dividends	(112)	(101)
Net Cash Provided by Financing Activities	8,703	7,595
Net Increase	4,431	212
Cash and due from banks at beginning of period	2,035	3,376
Cash and Due From Banks at End of Period	$6,466	$3,588

The accompanying condensed notes are an integral part of these financial statements.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1—Summary of Significant Accounting Policies

Basis of Presentation

State Street Corporation (“State Street” or the “Corporation”) is a financial holding company and reports two lines of business. Investment Servicing provides services for mutual funds and collective funds, corporate and public retirement plans, insurance companies, foundations, endowments, and other investment pools worldwide. Investment Management offers a broad array of services for managing financial assets, including investment management and investment research services, primarily for institutional investors worldwide.

The interim consolidated financial statements accompanying these notes are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the results of operations in these financial statements, have been made. The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Results of operations for the three and six months ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. Certain amounts reported in prior periods have been reclassified to conform to current period classifications.

The Statement of Condition at December 31, 2004, has been developed from the audited financial statements at that date, but does not include all footnotes required by generally accepted accounting principles for a complete set of financial statements. The interim consolidated financial statements and accompanying notes should be read in conjunction with the financial information included in State Street’s 2004 Annual Report on Form 10-K and first quarter 2005 Form 10-Q.

Stock-Based Compensation

Effective January 1, 2003, State Street adopted the fair-value accounting provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and elected to use the prospective transition method afforded under SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” an amendment to SFAS No. 123. Under fair-value accounting, compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the service period of the award.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 1—Summary of Significant Accounting Policies (Continued)

The following table illustrates the pro forma effect on net income and earnings per share as if the fair-value accounting provisions of SFAS No. 123 had been applied to all outstanding and unvested stock options in each period:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share information)	2005	2004	2005	2004
Net income, as reported	$220	$220	$446	$437
Add: Stock option compensation expense included in reported net income, net of related taxes	3	5	7	8
Deduct: Total stock option compensation expense determined using fair-value accounting for all awards, net of related taxes	(7)	(12)	(14)	(22)
Pro forma net income	$216	$213	$439	$423
Earnings Per Share:
Basic—as reported	$.67	$.66	$1.35	$1.31
Basic—pro forma	.66	.64	1.33	1.26
Diluted—as reported	.66	.65	1.33	1.28
Diluted—pro forma	.64	.63	1.31	1.24

Option activity was as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Options exercised	1,358,000	150,000	1,615,000	918,000
Weighted average price of options exercised	$33.69	$30.22	$32.13	$29.42
Options granted	57,000	38,000	1,292,000	2,249,000
Weighted average price of options granted	$49.12	$47.70	$44.73	$52.70

Accounting Changes and Recent Accounting Developments

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123-R”), which is a revision of SFAS No. 123. The standard requires that the fair value of all share-based payments to employees be recognized in the Consolidated Statement of Income. In April 2005, the FASB provided for a phased-in implementation of SFAS No. 123-R. Under this revised guidance, the effective date for application of SFAS No. 123-R has been postponed from July 1, 2005 to January 1, 2006. State Street expects to adopt SFAS No. 123-R using the modified prospective method, which requires the recognition of expense over the remaining vesting period for the portion of outstanding stock awards not fully vested as of January 1, 2006. State Street does not expect the adoption of SFAS No. 123-R to have a significant impact on its consolidated financial position or results of operations.

Refer to Note 12 for information about draft FASB accounting guidance related to cash flows of leveraged leases and tax contingencies.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 2—Acquisitions and Divestitures

In October 2004, State Street announced its intent to divest its ownership interest in Bel Air Investment Advisors LLC. This divestiture, expected to occur in 2005, will result in a pre-tax charge of approximately $150 million to $170 million.

In October 2003, State Street completed the sale of its Private Asset Management business to U.S. Trust. Under the terms of the agreement, the transaction was valued at $365 million, of which approximately five percent was subject to the successful transition of the business, and State Street recorded a pre-tax gain of $285 million on the sale. State Street could potentially recognize an additional gain in 2005 if certain target levels of client conversions to U.S. Trust are achieved. The maximum additional gain that could be recognized is $18 million. Final settlement is expected to occur in the third quarter of 2005.

In July 2002, State Street completed the purchase of International Fund Services, a provider of fund accounting and other services to hedge funds. Under the terms of the agreement, State Street was required to make additional payments if certain performance measures were met. During the second quarter of 2005, State Street recorded an additional $42 million of goodwill in connection with the final settlement, which occurred in July 2005.

Note 3—Investment Securities

Investment securities consisted of the following as of the dates indicated:

	June 30, 2005				December 31, 2004
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
(Dollars in millions)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Available for sale:
U.S. Treasury and federal agencies:

Direct obligations	$11,596	$2	$78	$11,520	$12,201		$82	$12,119
Mortgage-backed securities	11,116	9	92	11,033	9,178	$23	54	9,147
Subtotal	22,712	11	170	22,553	21,379	23	136	21,266
Asset-backed securities	20,436	17	33	20,420	10,071	10	25	10,056
State and political subdivisions	1,756	16	4	1,768	1,763	24	2	1,785
Collateralized mortgage obligations	4,019	3	18	4,004	1,729	1	11	1,719
Other debt investments	1,034	2	—	1,036	918	4	—	922
Money market mutual funds	245	—	—	245	97	—	—	97
Other equity securities	382	12	1	393	310	17	1	326
Total	$50,584	$61	$226	$50,419	$36,267	$79	$175	$36,171
Held to maturity:
U.S. Treasury and federal agencies:
Direct obligations	$1,231		$11	$1,220	$1,294		$11	$1,283
Mortgage-backed securities	1,979	$4	3	1,980	—		—	—
Subtotal	3,210	4	14	3,200	1,294		11	1,283
State and political subdivisions	12	—	—	12	—		—	—
Other investments	213	—	—	213	106		—	106
Total	$3,435	$4	$14	$3,425	$1,400		$11	$1,389

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 3—Investment Securities (Continued)

Gross gains and losses realized from sales of available-for-sale securities were as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2005	2004	2005	2004
Gross gains	$1	$19	$2	$39
Gross losses	—	3	2	20
Net gain	$1	$16	$—	$19

Note 4—Allowance for Loan Losses

Changes in the allowance for loan losses were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2005	2004	2005	2004
Balance at beginning of period	$18	$36	$18	$61
Reclassification	—	—	—	(25)
Balance at end of period	$18	$36	$18	$36

During the first quarter of 2004, State Street reclassified $25 million of the allowance for loan losses to other liabilities as a reserve for off-balance sheet commitments. Subsequent to the reclassification, the reserve for off-balance sheet commitments was reduced by $10 million and recorded as an offset to other operating expenses. During the fourth quarter of 2004, State Street further reduced the allowance for loan losses by $18 million, reflecting reduced credit exposures and improved credit quality.

Note 5—Other Assets and Other Liabilities

Other assets included $3.58 billion and $ 3.23 billion of unrealized gains on foreign exchange contracts at June 30, 2005, and December 31, 2004, respectively. Other liabilities included $3.64 billion and $ 3.12 billion of unrealized losses on foreign exchange contracts at June 30, 2005, and December 31, 2004, respectively.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 6—Shareholders’ Equity

Accumulated Other Comprehensive (Loss) Income

The components of accumulated other comprehensive (loss) income, net of taxes, were as follows as of the dates indicated:

(Dollars in millions)	June 30, 2005	December 31, 2004
Unrealized loss on securities available for sale	$(97)	$(56)
Foreign currency translation	118	213
Unrealized gain (loss) on hedge of net investments in non-U.S. subsidiaries	4	(26)
Minimum pension liability	(20)	(26)
Unrealized loss on cash-flow hedges	(11)	(13)
Total	$(6)	$92

Total comprehensive income for the six months ended June 30, 2005 was $348 million, composed of $446 million of net income and $98 million of other comprehensive loss, which represents the overall change in accumulated other comprehensive (loss) income presented in the above table. Total comprehensive income for the six months ended June 30, 2004 was $240 million, composed of $437 million of net income and $197 million of other comprehensive loss.

Total comprehensive income for the three months ended June 30, 2005 and 2004 was $309 million and $8 million, respectively.

Stock Purchase Program

In 1995, State Street’s Board of Directors (“Board”) authorized the purchase of State Street common stock for use in employee benefit programs and for general corporate purposes. Under this authorization, a total of 2.9 million shares were purchased during the first quarter of 2005. In February 2005, the 1995 stock purchase program was terminated, and in its place, the Board authorized a new stock purchase program, which was publicly-announced, allowing for the purchase of a total of 15 million shares. Under the 2005 program, 2.2 million shares were purchased during the second quarter of 2005, and the remaining purchase authorization as of June 30, 2005, was 12.8 million shares. The Corporation utilizes third-party broker-dealers to acquire common shares on the open market in its execution of the stock purchase program.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 7—Net Interest Revenue

Net interest revenue consisted of the following for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2005	2004	2005	2004
Interest Revenue:
Deposits with banks	$145	$139	$315	$264
Investment securities:
U.S. Treasury and federal agencies	200	121	382	237
State and political subdivisions (exempt from federal tax)	15	13	29	28
Other investments	191	61	304	130
Securities purchased under resale agreements and federal funds sold	98	37	181	77
Commercial and financial loans	22	14	41	28
Lease financing	16	19	33	21
Trading account assets	6	4	11	7
Total interest revenue	693	408	1,296	792
Interest Expense:
Deposits	270	101	496	205
Other borrowings	173	56	307	112
Long-term debt	33	25	64	46
Total interest expense	476	182	867	363
Net interest revenue	$217	$226	$429	$429

Note 8—Employee Benefit Plans

The components of net periodic benefit cost were as follows for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
(Dollars in millions)	2005	2004	2005	2004	2005	2004	2005	2004
Service cost	$13	$11	$1	$1	$26	$22	$2	$2
Interest cost	10	9	1	1	20	18	2	2
Expected return on plan assets	(11)	(10)	—	—	(22)	(20)	—	—
Amortization of prior service cost	—	(1)	—	—	—	(2)	—	—
Amortization of net loss	4	5	—	—	8	10	—	—
Net periodic benefit cost	$16	$14	$2	$2	$32	$28	$4	$4

Expected employer contributions to the Corporation’s tax-qualified U.S. defined benefit pension plan have changed since disclosed in the Corporation’s 2004 Form 10-K. The expected contribution for 2005 is $48 million. The expected contributions to the Corporation’s non-qualified supplemental employee retirement plans and post-retirement plan for the year ending December 31, 2005, are $10 million and $5 million, respectively, and the expected employer contribution to non-U.S. local defined benefit plans is $45 million for 2005.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 9—Operating Expenses

In April 2005, State Street executed a 13-year sub-lease agreement with an unrelated third party for 150,000 square feet in its headquarters building in Boston. The transaction resulted in a second-quarter pre-tax charge to occupancy expense of $26 million.

Other operating expenses consisted of the following for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2005	2004	2005	2004
Professional services	$48	$40	$93	$73
Advertising and sales promotion	11	13	21	24
Securities processing losses	10	14	16	31
Other	60	43	115	85
Total operating expenses—other	$129	$110	$245	$213

Note 10—Line of Business Information

State Street reports two lines of business: Investment Servicing and Investment Management. Given State Street’s services and management organization, the results of operations for these lines of business are not necessarily comparable with those of other companies, including other companies in the financial services industry. For more information about State Street’s lines of business, refer to Note 13 to the Corporation’s Consolidated Financial Statements in its 2004 Form 10-K.

The following is a summary of line of business results for the periods indicated:

	For the Three Months Ended June 30,
	Investment Servicing		Investment Management		Other/ One-Time		Total
(Dollars in millions, except where otherwise noted)	2005	2004	2005	2004	2005	2004	2005	2004
Fee Revenue:
Servicing fees	$618	$570					$618	$570
Management fees	—	—	$173	$153			173	153
Securities lending	88	71	25	18			113	89
Trading services	169	156	—	—			169	156
Processing fees and other	53	61	17	16			70	77
Total fee revenue	928	858	215	187			1,143	1,045
Net interest revenue after provision for loan losses	199	216	18	10			217	226
Gain on sales of available-for-sale investment securities, net	1	16	—	—			1	16
Total revenue	1,128	1,090	233	197			1,361	1,287
Operating expenses	873	785	155	152		$16	1,028	953
Income before income tax expense	$255	$305	$78	$45		$(16)	$333	$334
Pre-tax margin	23%	28%	33%	23%
Average assets (in billions)	$97.2	$92.3	$2.9	$2.6			$100.1	$94.9

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 10—Line of Business Information (Continued)

	For the Six Months Ended June 30,
	Investment Servicing		Investment Management		Other/ One-Time		Total
(Dollars in millions, except where otherwise noted)	2005	2004	2005	2004	2005	2004	2005	2004
Fee Revenue:
Servicing fees	$1,217	$1,125					$1,217	$1,125
Management fees	—	—	$350	$300			350	300
Securities lending	142	124	41	29			183	153
Trading services	336	323	—	—			336	323
Processing fees and other	116	127	38	30			154	157
Total fee revenue	1,811	1,699	429	359			2,240	2,058
Net interest revenue after provision for loan losses	393	410	36	19			429	429
Gain on sales of available-for-sale investment securities, net	—	19	—	—			—	19
Total revenue	2,204	2,128	465	378			2,669	2,506
Operating expenses	1,676	1,540	318	287		$34	1,994	1,861
Income before income tax expense	$528	$588	$147	$91		$(34)	$675	$645
Pre-tax margin	24%	28%	32%	24%
Average assets (in billions)	$96.0	$91.4	$2.9	$2.5			$98.9	$93.9

For the three and six months ended June 30, 2004, the Other/One-Time category included the merger and integration costs of $16 million and $34 million, respectively, related to the acquisition of a substantial portion of the Global Securities Servicing business of Deutsche Bank AG.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 11—Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share information)	2005	2004	2005	2004
Net Income	$220	$220	$446	$437
Average Shares Outstanding (in thousands):
Basic average shares	330,118	334,930	330,837	334,782
Effect of dilutive securities:
Stock options and stock awards	2,601	3,887	2,142	4,321
Equity-related financial instruments	1,371	1,830	1,237	2,129
Diluted average shares	334,090	340,647	334,216	341,232
Anti-dilutive securities(1)	10,280	10,759	10,308	8,285
Earnings per Share:
Basic	$.67	$.66	$1.35	$1.31
Diluted	.66	.65	1.33	1.28

(1)                 Amounts represent stock options outstanding but not included in the computation of diluted average shares because the exercise prices of the instruments were greater than the average fair value of State Street’s common stock during those periods.

Note 12—Contingencies

In the normal course of its business, State Street holds assets under custody and management in a fiduciary or custodial capacity. Management conducts regular reviews of its responsibilities in this regard and considers the results in preparing its consolidated financial statements. In the opinion of management, no contingent liabilities existed at June 30, 2005, that would have had a material adverse effect on State Street’s consolidated financial position or results of operations.

In the normal course of its business, State Street is subject to challenges from U.S. and non-U.S. tax authorities regarding the amount of taxes due. These challenges may result in adjustments to the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. During the third quarter of 2004, the Internal Revenue Service (“IRS”) completed its review of State Street’s federal income tax returns for tax years 1997, 1998 and 1999 and has proposed to disallow tax deductions related to lease-in-lease-out (“LILO”) transactions. State Street believes that it reported the tax effects of these transactions properly, based on applicable statutes, regulations and case law in effect at the time they were entered into.

The IRS has indicated that it will consider settling leasing disputes such as these with taxpayers. State Street filed an appeal with the IRS during the second quarter of 2005. While it is unclear whether State Street will be able to reach an acceptable settlement, management believes the Corporation is appropriately accrued for tax exposures, including exposures related to LILO transactions, and related interest expense. If State Street prevails in a matter for which an accrual has been established, or is required to pay an amount exceeding its reserve, the financial statement impact will be reflected in the period in which the matter is resolved.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

During the first quarter of 2005, the IRS announced that it had classified SILO (“sale-in-lease-out”) transactions as tax shelters, or “listed transactions.”  The IRS began its review of State Street’s tax returns for the years 2000 - 2003 during the second quarter of 2005, and is reviewing State Street’s SILO transactions for these years. State Street believes that it reported the tax effects of these transactions properly, based on applicable statutes, regulations and case law in effect at the time they were entered into.

During the third quarter of 2005, the FASB issued a proposed FASB Staff Position (“FSP”) for comment addressing accounting for changes in tax-related cash flows of leveraged leases. The FSP would require the recalculation of the allocation of income over the lease term when there is a change in the expected timing of tax-related cash flows of a leveraged lease. The guidance in the proposed FSP, if finalized, will amend SFAS No. 13, “Accounting for Leases,” and will require companies to record the adoption of the FSP as a cumulative effect of a change in accounting principle as of December 31, 2005. The deadline for comment on the proposed FSP is September 12, 2005.

State Street is currently reviewing the potential impact of this proposed guidance in light of the above-mentioned leasing transactions. If issued in its present form, the guidance may require a material cumulative charge to income in the fourth quarter of 2005. However, future income would be expected to increase over the remaining terms of the leases by an amount approximately equal to the charge, exclusive of any tax-related interest and penalties that may be included in the charge.

During the third quarter of 2005, the FASB also issued for comment a proposed interpretation, “Accounting for Uncertain Tax Positions—an Interpretation of FASB SFAS No. 109,” which attempts to clarify the criteria for recognition of uncertain tax benefits. The proposed interpretation would be effective as of December 31, 2005, and the adoption would be recorded as the cumulative effect of a change in accounting principle. The deadline for comment on the proposed interpretation is September 12, 2005. State Street is reviewing the impact of the proposed guidance.

Note 13—Derivative Financial Instruments

In the normal course of its business, State Street uses derivative financial instruments to support clients’ needs, conduct trading activities, and manage its interest rate and foreign currency risks. The Corporation takes positions in both the foreign exchange and interest rate markets by buying and selling cash instruments and using financial derivatives, including foreign exchange contracts and interest-rate options, swaps, caps and futures. Interest rate contracts involve an agreement with a counterparty to exchange cash flows based on the movement of an underlying interest rate index. Foreign exchange contracts involve an agreement to exchange one currency for another currency at an agreed-upon rate and settlement date. The use of these instruments impacts fee revenue and net interest revenue.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 13—Derivative Financial Instruments (Continued)

The following table summarizes the contractual or notional amounts of State Street’s derivative financial instruments held or issued for trading and balance sheet management at the dates indicated:

(Dollars in millions)	June 30, 2005	December 31, 2004
Trading:
Interest rate contracts:
Swap agreements	$2,667	$1,450
Options and caps purchased	394	310
Options and caps written	2,128	1,464
Futures	768	1,767
Foreign exchange contracts:
Forward, swap and spot	463,307	364,357
Options purchased	5,123	3,298
Options written	4,398	3,214
Balance Sheet Management:
Interest rate contracts:
Swap agreements	5,027	4,300
Foreign exchange contracts:
Forward, swap and spot	363	407

In connection with its balance sheet management activities, State Street has executed interest-rate swap agreements designated as fair-value and cash-flow hedges to manage interest-rate risk. The notional values of these interest rate contracts and the related assets or liabilities being hedged were as follows at the dates indicated:

	June 30, 2005			December 31, 2004
(Dollars in millions)	Fair Value Hedges	Cash-flow Hedges	Total	Fair Value Hedges	Cash-flow Hedges	Total
Available-for-sale investment securities	$2,044		$2,044	$1,515		$1,515
Interest-bearing time deposits	143	$1,490	1,633	245	$1,190	1,435
Long-term debt(1)	1,200	150	1,350	1,200	150	1,350
Total	$3,387	$1,640	$5,027	$2,960	$1,340	$4,300

(1)                 As of June 30, 2005 and December 31, 2004, the fair-value hedges of long-term debt increased the value of long-term debt presented in the accompanying consolidated statement of condition by $58 million and $55 million, respectively.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 13—Derivative Financial Instruments (Continued)

The contractual rates versus weighted average rates, including the effects of hedge instruments, were as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2005		June 30, 2005
	Contractual Rates	Rate Including Impact of Hedges	Contractual Rates	Rate Including Impact of Hedges
Interest-bearing time deposits	3.09%	3.20%	2.81%	3.08%
Long-term debt	6.49	5.41	6.43	5.23

During 2004, State Street entered into forward foreign currency swaps with a notional value of €300 million, or approximately US$363 million at June 30, 2005, to hedge its net investment in certain non-U.S. subsidiaries and manage the volatility in shareholders’ equity that results from translation gains and losses. As a result, translation losses for the three and six months ended June 30, 2005 were offset by after-tax gains of $17 million and $30 million, respectively, on the hedge contracts, which gains were recorded as a component of shareholders’ equity.

Note 14—Commitments and Off-Balance Sheet Activities

Credit-related financial instruments include indemnified securities on loan, unfunded commitments to extend credit or purchase assets and standby letters of credit. The total potential loss on unfunded commitments, standby letters of credit and securities lending indemnifications is equal to the total contractual amount, which does not consider the value of any collateral.

The following is a summary of the contractual amount of State Street’s credit-related, off-balance sheet financial instruments at the dates indicated:

(Dollars in millions)	June 30, 2005	December 31, 2004
Indemnified securities on loan	$361,682	$349,543
Liquidity asset purchase agreements	22,351	20,410
Unfunded commitments to extend credit	13,532	12,731
Standby letters of credit	4,788	4,784

On behalf of its clients, State Street lends their securities to creditworthy brokers and other institutions. In certain circumstances, State Street may indemnify its clients for the fair market value of those securities against a failure of the borrower to return such securities. Collateral funds received in connection with State Street securities lending services are held by State Street as agent and are not assets of the Corporation. State Street requires the borrowers to provide collateral in an amount equal to or in excess of 102% of the fair market value of the securities borrowed. The borrowed securities are revalued daily to determine if additional collateral is necessary. State Street held, as agent, cash and U.S. government securities totaling $374.88 billion and $360.61 billion as collateral for indemnified securities on loan at June 30, 2005, and December 31, 2004, respectively.

Approximately 83% of the unfunded commitments to extend credit and liquidity asset purchase agreements expire within one year from the date of issue. Since many of the commitments are expected to

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 14—Commitments and Off-Balance Sheet Activities (Continued)

expire or renew without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

In the normal course of its business, State Street provides liquidity and credit enhancements to asset-backed commercial paper programs which are special purpose entities (“SPEs”). These SPEs, which are administered by State Street and are not included in the Corporation’s consolidated statement of condition, may purchase financial assets directly, or make loans or invest in debt securities secured by financial assets. The SPEs finance their activities through the issuance of rated commercial paper to third party investors, including State Street’s custodial clients.

The commercial paper issuances and commitments of the SPEs to provide funding are supported by liquidity asset purchase agreements and backup liquidity lines of credit, the majority of which are provided by State Street. In addition, State Street provides direct credit support to the SPEs in the form of standby letters of credit. State Street’s commitments under liquidity asset purchase agreements and backup lines of credit totaled $15.31 billion at June 30, 2005, and are included in the foregoing table. State Street’s commitments under standby letters of credit totaled $638 million at June 30, 2005, and are also included in the foregoing table.

Asset performance deterioration or certain other factors may shift the asset risk from the commercial paper investors to the Corporation as the liquidity or credit enhancement provider. In addition, the SPEs may need to draw upon the backup facilities to repay maturing commercial paper. In these instances, State Street would either acquire the assets of the SPEs at fair market value on the date of transfer, or make loans to the SPEs secured by the SPEs’ assets. Potential losses, if any, from these SPEs are not expected to materially affect the Corporation’s consolidated financial condition or results of operations.

In the normal course of its business, State Street structures and sells partnership interests in pools of tax-exempt investment-grade assets to mutual fund clients, utilizing qualified special-purpose entities ("QSPEs"), which are not included in the Corporation’s consolidated statement of condition. Typically, State Street transfers assets to the QSPEs from its investment portfolio at fair market value, and treats such transfers as sales. The QSPEs finance the acquisition of these assets by selling partnership interests to third-party investors. During the six months ended June 30, 2005, State Street sold $1.43 billion of investment securities to these QSPEs, and at June 30, 2005, owned a minority residual interest in these QSPEs of less than 10%, or $246 million, compared to less than 7%, or $156 million, at December 31, 2004. At June 30, 2005, these QSPEs had total assets of $2.25 billion, compared to $2.18 billion at December 31, 2004. The QSPEs had a weighted average life of approximately 5.9 years at June 30, 2005, compared to approximately 5.4 years at December 31, 2004.

Under separate agreements, State Street provides liquidity asset purchase agreements to these QSPEs, which obligate the Corporation to buy the partnership interests in the underlying portfolio at par value, which approximates fair market value, in the event that the re-marketing agent is unable to place the partnership interests of the QSPEs with investors. The liquidity asset purchase agreements are subject to early termination by State Street in the event of a shortfall in the required over-collateralization in the QSPE. The liquidity asset purchase agreement provider is not obligated to repurchase bonds in the event of the following credit events: payment default, bankruptcy of issuer or credit enhancement provider, taxability, or downgrade of an asset below investment grade. The Corporation’s commitments to the QSPEs under liquidity asset purchase agreements were $2.04 billion at June 30, 2005, none of which were utilized at period-end, and all of which were included in the foregoing table.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors

State Street Corporation

We have reviewed the condensed consolidated statement of condition of State Street Corporation as of June 30, 2005, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2005 and 2004, and the consolidated statements of changes in shareholders’ equity and cash flows for the six-month periods ended June 30, 2005 and 2004. These financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of condition of State Street Corporation as of December 31, 2004, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the year then ended not presented herein, and in our report dated February 17, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of condition as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated statement of condition from which it has been derived.

Boston, Massachusetts

August 8, 2005

CROSS-REFERENCE INDEX

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statements of Income for the three and six months ended June 30, 2005 and 2004	22
	Consolidated Statement of Condition as of June 30, 2005 and December 31, 2004	23
	Consolidated Statement of Changes in Shareholders’ Equity for the six months ended June 30, 2005 and 2004	24
	Consolidated Statement of Cash Flows for the six months ended June 30, 2005 and 2004	25
	Condensed Notes to Consolidated Financial Statements	26
	Report of Independent Registered Public Accounting Firm	39
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21

PART II—OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The following information supplements the disclosure in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 and its quarterly report on Form 10-Q for the first quarter of 2005.

The Corporation continues to respond to subpoenas, examinations, inquiries and requests for information from the Securities and Exchange Commission, the Department of Labor, and other regulatory and law enforcement agencies relating to the securities industry, including, in particular, mutual fund-related matters.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)   In 1995, State Street’s Board of Directors authorized the purchase of State Street common stock for use in employee benefit programs and for general corporate purposes. On February 17, 2005, the 1995 stock purchase program was terminated. In its place, the Board of Directors authorized a new stock purchase program for State Street Common Stock. The number of shares authorized for purchase under the 2005 stock purchase program is 15 million shares. Under the 2005 program, 2.2 million shares have been purchased and as of June 30, 2005, 12.8 million shares remain available for future purchases.

Additionally, shares may be acquired in open market purchases by a third-party trustee for a consolidated trust for deferred compensation plans that are not part of the previously mentioned stock purchase program. The trust purchased 17,000 shares during the quarter ended June 30, 2005.

The following table discloses purchases of Common Stock by the Corporation and related information for the quarter ended June 30, 2005:

(Shares in thousands)	Number of Shares Purchased(1)	Average Price Per Share	Number of Shares Purchased Under Publicly- Announced Program	Maximum Number of Shares Yet to Be Purchased Under Program
April 1–April 30, 2005	950	$45.81	940	14,060
May 1–May 31, 2005	1,220	46.71	1,220	12,840
June 1–June 30, 2005	33	48.83	26	12,814
Total	2,203	46.35	2,186

(1)                 Includes 10,000 shares purchased in April 2005 and 7,000 shares purchased in June 2005 in open-market transactions during the period by an independent agent in connection with a consolidated trust for deferred compensation plans of the Corporation, not part of the publicly announced stock purchase program.

ITEM 6.     EXHIBITS

Exhibit Number
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

STATE STREET CORPORATION
Date: August 8, 2005	By:	/s/ EDWARD J. RESCH
Edward J. Resch Executive Vice President and Chief Financial Officer
Date: August 8, 2005	By:	/s/ PAMELA D. GORMLEY
Pamela D. Gormley Executive Vice President and Corporate Controller

EXHIBIT INDEX
(filed herewith)

12	Ratio of earnings to fixed charges
15	Letter regarding unaudited interim financial information
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certifications