Form 10-Q
period 2005-09-30
STATE STREET CORP
filed 2005-11-04
CIK 93751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File No. 0-5108

STATE STREET CORPORATION

(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-2456637
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)
One Lincoln Street Boston, Massachusetts	02111
(Address of principal executive office)	(Zip Code)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The number of shares of the Registrant’s Common Stock outstanding on October 31, 2005 was 327,904,825.

STATE STREET CORPORATION

FINANCIAL INFORMATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

State Street Corporation (“State Street” or the “Corporation”) is a financial holding company and reports two lines of business. Investment Servicing provides services for mutual funds and collective funds, corporate and public retirement plans, insurance companies, foundations, endowments, and other investment pools worldwide. Products include custody, product- and participant-level accounting, daily pricing and administration; master trust and master custody; recordkeeping; foreign exchange, brokerage and other trading services; securities lending; deposit and short-term investment facilities; loans and lease financing; investment and hedge fund manager operations outsourcing; and performance, risk and compliance analytics to support institutional investors. Investment Management offers a broad array of services for managing financial assets, including investment management and investment research services, primarily for institutional investors worldwide. These services include passive and active U.S. and non-U.S. equity and fixed income strategies, and other related services, such as securities lending. Financial information about these business lines is provided in this Form 10-Q in the “Line of Business Information” section.

In executing its strategic plan, from time to time State Street may enter into business acquisitions and strategic alliances, and may divest non-strategic operations. State Street continuously reviews and assesses various business opportunities related to this strategy. For information about the Corporation’s current acquisition and divestiture activities, see the “Overview” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“Discussion and Analysis”) and Note 2 to the Consolidated Financial Statements in this Form 10-Q.

This Discussion and Analysis updates State Street’s 2004 Annual Report on Form 10-K and Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2005, all of which were previously filed with the Securities and Exchange Commission (the “SEC”), and should be read in conjunction with the financial information included in those reports. Certain prior period amounts presented in this discussion have been reclassified to conform to current period classifications. The preparation of financial statements requires management to make estimates and assumptions in the application of certain accounting policies that materially affect the reported amounts of assets, liabilities, revenue and expenses. Actual results could differ from those estimates.

Information related to new accounting developments is included in Notes 1 and 12 to the Consolidated Financial Statements in this Form 10-Q.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

SUMMARY FINANCIAL INFORMATION

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions, except per share data)	2005	2004	$ Change	% Change	2005	2004	$ Change	% Change
Earnings:
Fee revenue	$1,135	$961	$174	18%	$3,375	$3,019	$356	12%
Net interest revenue after provision for loan losses	236	213	23	11	665	642	23	4
Gain on sales of available-for-sale investment securities, net	1	—	1	—	1	19	(18)	(95)
Gain on sale of Private Asset Management business	16	—	16	—	16	—	16	—
Total revenue	1,388	1,174	214	18	4,057	3,680	377	10
Total operating expenses	1,008	906	102	11	3,002	2,767	235	8
Income from continuing operations before income tax expense	380	268	112	42	1,055	913	142	16
Income tax expense from continuing operations	130	91	39		359	299	60
Net income from continuing operations	250	177	73	41	696	614	82	13
Net loss from discontinued operations	(107)	—	(107)		(107)	—	(107)
Net income	$143	$177	$(34)		$589	$614	$(25)
Earnings Per Share From Continuing Operations:
Basic	$.76	$.52	$.24	46	$2.11	$1.83	$.28	15
Diluted	.75	.52	.23	44	2.08	1.80	.28	16
Earnings Per Share:
Basic	.43	.52	(.09)		1.78	1.83	(.05)
Diluted	.43	.52	(.09)		1.76	1.80	(.04)
Dividends declared per share	.18	.16	.02		.53	.47	.06
Return on shareholders’ equity from continuing operations	15.9%	11.7%			15.1%	13.8%
Return on shareholders’ equity	9.1	11.7			12.8	13.8

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

	As of
(Dollars in millions)	September 30, 2005	December 31, 2004
Capital Ratios:
Tier 1 risk-based capital	11.5%	13.3%
Total risk-based capital	12.6	14.7
Tier 1 leverage	5.6	5.5
Balance Sheet:
Investment securities	$57,677	$37,571
Total assets	104,003	94,040
Total deposits	63,454	55,129
Shareholders’ equity	6,104	6,159

OVERVIEW

State Street Corporation recorded net income from continuing operations for the third quarter of 2005 of $250 million, or $.75 per diluted share, compared to $177 million, or $.52 per diluted share, for the third quarter of 2004. Revenue of $1.39 billion in the third quarter of 2005 increased 18%, or $214 million, compared to $1.17 billion in the third quarter of 2004. Total operating expenses for the third quarter of 2005 of $1.01 billion increased 11%, or $ 102 million, compared to $906 million in 2004. For the third quarter of 2005, return on shareholders’ equity from continuing operations was 15.9%, compared to 11.7% in the third quarter of 2004.

For the nine months ended September 30, 2005, net income from continuing operations was $696 million, or $2.08 per diluted share, compared to $614 million, or $1.80 per share for the comparable period in 2004. Revenue of $4.06 billion in 2005 increased 10%, or $377 million, compared to $3.68 billion in 2004. Total operating expenses for year-to-date 2005 of $3.00 billion increased 8%, or $235 million, compared to $2.77 billion in 2004. For the nine months ended September 30, 2005, return on shareholders’ equity from continuing operations was 15.1%, compared to 13.8% in 2004.

Results for the third quarter and first nine months of 2005 compared to the 2004 periods reflected higher servicing, management, securities lending and trading services fee revenue, partially offset by slightly higher operating expenses. The growth rate of revenue exceeded the growth rate of expenses for both 2005 periods.

Overall results for third quarter and year-to-date 2005 included a net loss from discontinued operations of $107 million (charge of $165 million reduced by related tax benefit of $58 million), or $.32 per share. During the third quarter of 2005, State Street committed to a plan to divest its ownership interest in Bel Air Investment Advisors LLC (“Bel Air”). State Street’s decision to divest will allow the Corporation to further sharpen its strategic focus on accommodating the needs of global institutional investors. Given the above, the Corporation realigned its business line organizational and reporting structure for Bel Air. The above-mentioned charge consisted primarily of the write-off of goodwill associated with the original investment and write-downs of tangible assets to fair value less costs to sell. Results of operations for Bel Air for current and prior periods have not been reclassified to discontinued operations because these results are not material to those of the consolidated Corporation. Additional information concerning the Bel Air divestiture is included in Note 2 to the Consolidated Financial Statements in this Form 10-Q.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Including the loss from discontinued operations, net income for the three and nine months ended September 30, 2005, was $143 million and $589 million, respectively, or $.43 per share and $1.76 per share, respectively. Results for both periods included a gain of $16 million, or $.03 per share, from the final settlement of the 2003 sale of the Private Asset Management (“PAM”) business. Results for the nine months ended September 30, 2005, also included a pre-tax charge of $26 million, or $.05 per share, related to a sub-lease agreement with an unrelated third party.

Results for the third quarter of 2004 included $16 million of merger and integration costs, or $.03 per share, associated with the acquisition of a substantial portion of the Global Securities Services (“GSS”) business of Deutsche Bank AG (“Deutsche Bank”). For the first nine months of 2004, these merger and integration costs were $50 million, or $.10 per share.

RESULTS OF OPERATIONS

Total Revenue

For the third quarter of 2005, total revenue was $1.39 billion, an increase of $214 million compared to $1.17 billion a year earlier. For the nine months ended September 30, 2005, total revenue was $4.06 billion, an increase of $377 million compared to $3.68 billion a year earlier. Fee revenue growth in 2005 was strong across servicing and management fees in both comparisons, reflecting new business from both existing and new clients and stronger equity markets. Securities lending revenue increased due to higher spreads and a higher volume of securities lent, and trading services revenue reflected higher foreign exchange trading and brokerage revenue. Net interest revenue in 2005 was up $23 million in the third quarter and for the first nine months of 2005 compared with a year earlier, reflecting higher balance sheet volumes.

Fee Revenue

Fee revenue for the third quarter of 2005 was $1.14 billion, an increase of $174 million, or 18%, from $961 million in the third quarter of 2004. Servicing fees were up 9%, management fees were up 21%, securities lending revenue was up 54%, and trading services revenue was up 59% from a year earlier. For the nine months ended September 30, 2005, fee revenue was $3.38 billion, reflecting 9% growth in servicing fees, 18% growth in management fees, 28% growth in securities lending revenue and 18% growth in trading services revenue.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2005	2004	$ Change	% Change	2005	2004	$ Change	% Change
Servicing fees	$620	$568	$52	9	$1,837	$1,693	$144	9
Management fees	188	156	32	21	538	456	82	18
Securities lending	74	48	26	54	257	201	56	28
Trading services	176	111	65	59	512	434	78	18
Processing fees and other	77	78	(1)	(1)	231	235	(4)	(2)
Total fee revenue	$1,135	$961	$174	18	$3,375	$3,019	$356	12

Servicing fees are derived from custody, product- and participant-level accounting, daily pricing and administration; recordkeeping; investment and hedge fund manager operations outsourcing; master trust and master custody; and performance, risk and compliance analytics. Servicing fees for the third quarter of 2005 were $620 million, up 9% from $568 million in the third quarter of 2004, and for the nine months ended September 30, 2005, were $1.84 billion, up from $1.69 billion a year earlier. The increases in 2005

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

were attributable to new business from both existing and new clients, and higher average equity market valuations.

Total assets under custody were $9.80 trillion at September 30, 2005, up 3% from $9.50 trillion at December 31, 2004, and up 9% compared with $9.00 trillion at September 30, 2004. Compared with the prior year periods, daily average values for the S&P 500 Index were up 11% and 7% for the three- and nine-month periods ended September 30, 2005, respectively; daily average values for the MSCI® EAFE Index were up 19% and 15% for the three- and nine-month periods ended September 30, 2005, respectively. The value of assets under custody is a broad measure of the relative size of various markets served. Changes in the value of assets under custody do not result in proportional changes in revenue. Many services are priced on factors other than asset values, including the mix of assets under custody, securities positions held, portfolio transactions, and types of products and services. State Street uses relationship pricing for clients who take advantage of multiple services.

Investment management fees, generated by State Street Global Advisors, were $188 million for the third quarter of 2005, up 21% from $156 million a year earlier, and for the nine months ended September 30, 2005, grew 18% to $538 million. These increases reflected continued new business and an increase in average month-end equity valuations from a year earlier. Total assets under management were $1.41 trillion at September 30, 2005, up from $1.24 trillion a year earlier, reflecting new business and higher equity market valuations. The following table presents a summary of activity in assets under management for the twelve months ended September 30, 2005.

Assets Under Management
(Dollars in billions)
September 30, 2004	$1,236
Net new business	41
Market appreciation	77
December 31, 2004	1,354
Net new business	27
Market appreciation	29
September 30, 2005	$1,410

Securities lending revenue for the third quarter of 2005 was $74 million, up 54% compared to $48 million in the third quarter of 2004, driven by higher spreads and an 11% increase in the average volume of securities lent. For the nine months ended September 30, 2005, securities lending revenue was $257 million, up $56 million, or 28%, from a year earlier, due to higher spreads and an approximate 8% increase in the average volume of securities lent. Although securities lending revenue is affected each year by seasonality relative to the historically strong second quarter, third quarter securities lending revenue in 2005 was stronger than that of the prior year third quarter.

Trading services revenue, which includes foreign exchange trading and brokerage revenue and certain other trading fees, was $176 million for the third quarter of 2005, up 59% compared to $111 million from the same period in 2004. Foreign exchange trading revenue increased $46 million, reflecting a 36% increase in volume and an 8% increase in customer-weighted currency volatilities. Brokerage and other trading fees increased $19 million from a year earlier, primarily due to increases in the transition management business.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Trading services revenue was $512 million for the first nine months of 2005, up from $434 million a year earlier. Foreign exchange trading revenue was up $39 million to $348 million, reflecting a 34% increase in volumes, somewhat offset by lower currency volatilities in the first six months of 2005. Brokerage and other fees increased $39 million, to $164 million from $125 million a year earlier, primarily due to increases in the transition management business.

Processing fees and other revenue was $77 million in the third quarter of 2005 compared to $78 million a year earlier. For the nine months ended September 30, 2005, processing fees and other revenue was $231 million, compared to $235 million for the same period a year earlier. Higher fees from increased activity in structured products offset the lower fees from Deutsche Bank, as deposits of GSS clients were converted to State Street’s systems.

Net Interest Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2005	2004	$ Change	% Change	2005	2004	$ Change	% Change
Interest revenue	$773	$463	$310	67	$2,069	$1,255	$814	65
Interest expense	537	250	287	115	1,404	613	791	129
Net interest revenue	236	213	23	11	665	642	23	4
Provision for loan losses	—	—	—		—	—	—
Net interest revenue after provision for loan losses	$236	$213	$23	11	$665	$642	$23	4
Net interest revenue, taxable- equivalent basis(1)	$245	$223	$22	10	$696	$675	$21	3

(1)          Taxable-equivalent basis includes the tax savings generated by tax-exempt investments as additional net interest revenue. Tax savings were computed using a federal income tax rate of 35%, adjusted for applicable state income taxes, net of the related federal tax benefit.

Net interest revenue for the third quarter of 2005 was $236 million, up $23 million, or 11%, from the third quarter of 2004. For the nine months ended September 30, 2005, net interest revenue was up $23 million at $665 million compared to the 2004 period, which included the first-quarter impact of a $19 million reduction in interest revenue due to a change in the applicable state tax rate for leveraged lease transactions. Excluding this reduction from 2004 amounts, net interest revenue would have increased by $4 million during the first nine months of 2005. These increases were achieved despite a challenging interest-rate environment driven by eight federal funds rate increases over the preceding twelve months.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Higher revenue was principally due to increases in the size of the Corporation’s balance sheet, including the conversion of GSS deposits to State Street’s balance sheet, and the impact of repositioning and increasing the size of the Corporation’s investment securities portfolio. At September 30, 2005, State Street’s investment securities portfolio included a higher percentage of collateralized mortgage obligations and floating rate, asset-backed securities when compared to a year earlier, and a lower percentage of U.S. Treasuries and direct obligations of federal agencies. The shift in the portfolio was designed to better position the Corporation in a rising short-term interest-rate environment, without significantly increasing overall risk by continuing to invest conservatively in AA and AAA rated securities. AA and AAA rated securities comprised approximately 96% of the investment securities portfolio, with approximately 91% AAA rated, at September 30, 2005.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004
(Dollars in millions)	Average Balance	Rate(1)	Average Balance	Rate(1)	Average Balance	Rate(1)	Average Balance	Rate(1)
Interest-earning assets	$88,523	3.51%	$84,420	2.23%	$87,588	3.20%	$83,510	2.06%
Interest-bearing liabilities	79,806	2.67	77,138	1.29	78,828	2.38	75,083	1.09
Excess of rate earned over rate paid		.84%		.94%		.82%		.97%
Net interest margin		1.10%		1.05%		1.06%		1.08%

(1)                 Taxable-equivalent basis

Gain on Sales of Available-for-Sale Securities

State Street realized a net gain of $1 million on sales of available-for-sale securities in the third quarter of 2005, compared with no net gain in the prior year. A net gain of $1 million was recorded for the nine months ended September 30, 2005, down from a net gain of $19 million for the same period a year earlier.

Gain on Sale of Private Asset Management Business

In October 2003, State Street completed the sale of its PAM business, with approximately five percent of the transaction price of $365 million subject to successful transition of the business. During the third quarter of 2005, State Street recorded an additional gain of $16 million from final settlement of the sale. Additional information concerning the gain is included in Note 2 to the Consolidated Financial Statements in this Form 10-Q.

Operating Expenses

Total operating expenses increased from $906 million in the third quarter of 2004 to $1.01 billion in 2005, up $102 million, or 11%. For the first nine months of 2005, total operating expenses of $3.00 billion were up $235 million, or 8%, from $2.77 billion a year earlier. The nine-month comparison reflected a pre-tax charge of $26 million related to a long-term sub-lease of a portion of the Corporation’s headquarters recorded in the second quarter of 2005. Operating expenses for the third quarter and first nine months of 2004 included $16 million and $50 million, respectively, of merger and integration costs related to the acquisition of the GSS business of Deutsche Bank. Increases in salaries and employee benefits, transaction

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

processing, occupancy and other expenses in both comparisons were somewhat offset by declines in merger and integration costs and information systems and communications expense.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2005	2004	$ Change	% Change	2005	2004	$ Change	% Change
Salaries and employee benefits	$566	$474	$92	19	$1,642	$1,446	$196	14
Information systems and communications	117	127	(10)	(8)	364	396	(32)	(8)
Transaction processing services	111	95	16	17	331	294	37	13
Occupancy	96	88	8	9	302	262	40	15
Merger and integration costs	—	16	(16)	(100)	—	50	(50)	(100)
Other	118	106	12	11	363	319	44	14
Total operating expenses	$1,008	$906	$102	11	$3,002	$2,767	$235	8

Salaries and employee benefits expense was up 19% to $566 million for the third quarter of 2005 compared to the same period in 2004, and increased 14%, to $1.64 billion, for the nine months ended September 30, 2005, compared with the same period a year earlier. These increases primarily resulted from additions to staff to service investment manager outsourcing operations after adding three large outsourcing clients in 2004, and the impact of higher incentive compensation accruals based on improvements in business line earnings. Other contributing factors were higher benefit costs and the impact of merit adjustments.

Information systems and communications expense for the third quarter of 2005 declined $10 million, or 8%, to $117 million from the third quarter of 2004, and declined $32 million, or 8%, for the first nine months of 2005 compared to a year earlier, due to cost reductions related to the integration of the GSS business to State Street systems, partially offset by increases related to the new data center coming fully on line in the fourth quarter of 2004.

Transaction processing expense increased $16 million, or 17%, to $111 million for the third quarter of 2005 compared to a year earlier, and increased $37 million for the first nine months of 2005 compared to a year earlier, due to higher volumes in the brokerage business.

For the third quarter of 2005, occupancy expense increased $8 million to $96 million from a year earlier, reflecting the cost of additional space to accommodate new business outside the United States and increased operating costs. Occupancy expense increased $40 million for the first nine months of 2005 compared to a year earlier. Year-to-date results for 2005 reflect a pre-tax charge of $26 million in the second quarter of 2005 related to a long-term sub-lease agreement with an unrelated third party for approximately 150,000 square feet in the headquarters building. State Street expects that this transaction will reduce average annual occupancy costs for this property going forward by $7 million to $8 million beginning in 2006. As the Corporation completes the realignment of its real estate portfolio, additional sub-leasing agreements may be entered into to eliminate excess space.

Other expenses for the third quarter of 2005 rose 11%, or $12 million, to $118 million, and were up $44 million, or 14% for the year-to-date period, primarily due to increased costs for compliance, regulatory initiatives and other professional services.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Income Taxes

State Street recorded income tax expense from continuing operations of $130 million for the third quarter of 2005, up from $91 million in the third quarter of 2004, and recorded income tax expense from continuing operations of $359 million for the first nine months of 2005, compared to $299 million in 2004, both increases primarily the result of increased pre-tax earnings. Tax expense for the first nine months of 2004 included a cumulative tax benefit of $18 million resulting from a change in the effective state tax rate applied to leveraged leasing transactions.

The effective tax rate for continuing operations for both the third quarter and first nine months of 2005 was 34.0%, compared to 34.0% and 32.8% for the three and nine months ended September 30, 2004, respectively. The expected tax rate for full-year 2005 on a continuing operations basis is 34.0%, compared with 33.1% for full-year 2004. Both the nine-month and full-year 2004 effective rates reflected the previously disclosed $18 million cumulative tax benefit from leveraged leases. Excluding the tax benefit, the effective rate for full-year 2004 would have been 34.0%.

During the third quarter of 2005, the Financial Accounting Standards Board (“FASB”) issued a proposed FASB Staff Position (“FSP”) for comment addressing accounting for changes in the expected timing of tax-related cash flows of leveraged leases. The proposed FSP would require companies to record any charge resulting from the adoption of the FSP as a cumulative effect of a change in accounting principle. Depending on the ultimate requirements of the final FSP and the timing of its issuance and effective date, the guidance may require a material cumulative charge to State Street’s income in the fourth quarter of 2005. However, future income would be expected to increase over the remaining terms of the leases by an amount approximately equal to the charge, exclusive of any tax-related interest and penalties that may be included in the charge. For additional information about this matter and other proposed new accounting guidance, refer to Note 12 to the Consolidated Financial Statements in this Form 10-Q.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The following is a summary of line of business results. These results exclude the loss from discontinued operations related to the Corporation’s planned divestiture of its investment interest in Bel Air described in the “Overview” section of this Discussion and Analysis. The amounts presented in the “Other/One-Time” columns represent the additional gain of $16 million for the three and nine months ended September 30, 2005, from final settlement of the 2003 PAM business sale, and $16 million and $50 million for the three and nine months ended September 30, 2004, respectively, of merger and integration costs associated with the acquisition of the GSS business in 2004. These items were not allocated to State Street’s business lines in either 2004 or 2005.

	For the Three Months Ended September 30,
	Investment Servicing		Investment Management		Other/ One-Time		Total
(Dollars in millions, except where otherwise noted)	2005	2004	2005	2004	2005	2004	2005	2004
Fee Revenue:
Servicing fees	$620	$568					$620	$568
Management fees	—	—	$188	$156			188	156
Securities lending	60	39	14	9			74	48
Trading services	176	111	—	—			176	111
Processing fees and other	56	66	21	12			77	78
Total fee revenue	912	784	223	177			1,135	961
Net interest revenue after provision for loan losses	216	202	20	11			236	213
Gain on sales of available-for-sale investment securities, net	1	—	—	—			1	—
Gain on the sale of the Private Asset Management business	—	—	—	—	$16		16	—
Total revenue	1,129	986	243	188	16		1,388	1,174
Operating expenses	834	753	174	137	—	$16	1,008	906
Income from continuing operations before income tax expense	$295	$233	$69	$51	$16	$(16)	$380	$268
Pre-tax margin	26%	24%	28%	27%			27%	23%
Average assets (in billions)	$98.1	$93.0	$2.9	$2.8			$101.0	$95.8

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

	For the Nine Months Ended September 30,
	Investment Servicing		Investment Management		Other/ One-Time		Total
(Dollars in millions, except where otherwise noted)	2005	2004	2005	2004	2005	2004	2005	2004
Fee Revenue:
Servicing fees	$1,837	$1,693					$1,837	$1,693
Management fees	—	—	$538	$456			538	456
Securities lending	202	163	55	38			257	201
Trading services	512	434	—	—			512	434
Processing fees and other	172	193	59	42			231	235
Total fee revenue	2,723	2,483	652	536			3,375	3,019
Net interest revenue after provision for loan losses	609	612	56	30			665	642
Gain on sales of available-for-sale investment securities, net	1	19	—	—			1	19
Gain on the sale of the Private Asset Management business	—	—	—	—	$16		16	—
Total revenue	3,333	3,114	708	566	16		4,057	3,680
Operating expenses	2,510	2,291	492	426	—	$50	3,002	2,767
Income from continuing operations before income tax expense	$823	$823	$216	$140	$16	$(50)	$1,055	$913
Pre-tax margin	25%	26%	31%	25%			26%	25%
Average assets (in billions)	$96.7	$92.0	$3.0	$2.6			$99.7	$94.6

Investment Servicing

Total revenue for the three and nine months ended September 30, 2005 was $1.13 billion and $3.33 billion, respectively, an increase of 15% for the third quarter and a 7% increase for the nine months compared to the 2004 periods. Both increases were driven by growth in fee revenue, as net interest revenue for the third quarter was up 7%, but was relatively flat for the first nine months, compared to 2004.

Fee revenue for the three and nine months ended September 30, 2005 increased $128 million and $240 million, respectively, compared to the 2004 periods, with the increases attributable to growth in servicing, securities lending and trading services fees, partly offset by declines in processing fees and other. Servicing fees, securities lending, and trading services revenue for Investment Servicing comprise most of these types of revenues reflected in the consolidated results of the Corporation. Refer to the “Results of Operations—Fee Revenue” section of this Discussion and Analysis for additional information.

Net interest revenue after provision for loan losses for the three and nine months ended September 30, 2005 was $216 million and $609 million, respectively, up for the third quarter but relatively flat for the first nine months when compared to 2004. Shifts in the mix of investments and higher average balance sheet volumes offset a flatter yield curve during the third quarter of 2005. The third-quarter increase offset most of the decline in net interest revenue during the first six months of the year.

Operating expenses for the third quarter of 2005 were $834 million, and were $2.51 billion for the nine months ended September 30, 2005, increases of 11% and 10%, respectively, compared to 2004. The increases were attributable to higher salaries, reflecting the higher costs of benefits and merit increases, growth in transaction processing costs reflecting higher volumes for this line of business and higher

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

professional services costs related to compliance and growth initiatives, partly offset by lower information systems and communications costs due to the integration of the GSS business to State Street’s systems.

Investment Management

Total revenue for the three and nine months ended September 30, 2005 increased 29% and 25%, respectively, from the comparable periods in 2004, with the increases driven by growth across all lines of revenue.

Management fees from investment management services, delivered through State Street Global Advisors, were $188 million for the third quarter of 2005 and $538 million for the year-to-date period, and comprise all of the management fees reflected in the consolidated results of the Corporation. Refer to the “Results of Operations—Fee Revenue” section of this Discussion and Analysis for additional information. Improvement in securities lending revenue reflected higher spreads and an increase in the volume of securities lent.

Operating expenses for the three and nine months ended September 30, 2005, were $174 million and $492 million, respectively, up 27% and 15% from the comparable periods in 2004, primarily attributable to higher salaries and employee benefits.

Financial Goals and the Risk Factors That May Affect Them

State Street has announced financial goals for the Corporation for 2005 and beyond. The goals are (1) annual growth in operating earnings per share from continuing operations of 10% to 15%, (2) annual operating revenue growth of 8% to 12%, and (3) annual operating return on shareholders’ equity from continuing operations of 14% to 17%. State Street expects to be at the lower end of the range for revenue, and approximately in the middle of the ranges for growth in operating earnings per share and return on equity, both from continuing operations, for the year ending December 31, 2005.

The Corporation prepares its consolidated statement of income in accordance with accounting principles generally accepted in the United States (“GAAP”); however, it measures the achievement of its financial goals on an operating basis. Operating basis results are based on GAAP results, excluding the impact of significant, non-recurring transactions and activities, presented on a fully taxable-equivalent basis. Operating basis results for full-year 2005 exclude the loss from discontinued operations related to Bel Air, and any charges that could result from the application of proposed new accounting guidance related to leveraged leases and tax contingencies. More information about these matters is included in Notes 2 and 12 to the Consolidated Financial Statements in this Form 10-Q.

State Street considers these to be financial goals, not projections or forward-looking statements. However, this Discussion and Analysis and other portions of this Form 10-Q may contain statements that are considered “forward-looking statements” within the meaning of federal securities laws. These statements may be identified by such forward-looking terminology as “expect,” “look,” “believe,” “anticipate,” “may,” “will,” or similar statements or variations of such terms. The Corporation’s financial goals and such forward-looking statements involve certain risks and uncertainties, including the issues and risk factors listed below and factors further described in conjunction with the forward-looking information, which could cause actual results to differ materially. The following issues and risk factors should be carefully considered. The forward-looking statements contained in this Form 10-Q speak only as of the time the statements were given. The Corporation does not undertake to revise those forward-looking statements to reflect events after the date of this report.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
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

Asset Values in Worldwide Financial Markets.   As asset values in worldwide financial markets increase or decrease, State Street’s opportunities to invest and service financial assets may change. Since a portion of State Street’s fees is based on the value of assets under custody and management, fluctuations in the valuation of worldwide securities markets will affect revenue.

As asset values increase or decrease due to external credit factors, State Street has exposure related to its own investing activities. The impact of such exposure would be reflected in State Street’s consolidated statements of income, condition and changes in shareholders’ equity.

Dynamics of Markets Served.   Changes in markets served, including the growth rate of collective funds worldwide, outsourcing decisions, mergers, acquisitions and consolidations among clients and competitors and the pace of debt and equity issuance, can affect Sate Street’s revenue. In general, the Corporation benefits from increases in the volume of financial market transactions serviced.

State Street provides services worldwide. Global and regional economic factors and changes or potential changes in laws and regulations affecting State Street’s business—including volatile currencies, the pace of inflation, changes in monetary policy, changes in domestic and international banking supervisory regulations including capital requirements, and social and political instability—could affect its results of operations. Terrorist activities and related military actions have caused economic and political uncertainties, have affected and may further adversely affect economic growth, and may have other adverse effects on many companies, including State Street, in ways that are not predictable.

Financial reporting irregularities involving large and well-known companies and governmental and regulatory investigations of securities and mutual fund industry practices and behavior may have adverse effects on State Street in ways that are not predictable. State Street is broadly involved with the securities industry including, in particular, the mutual fund industry, and governmental and regulatory agencies have sought information from the Corporation in connection with investigations relating to that industry.

Legislation may cause changes in the competitive environment in which State Street operates, which could include, among other things, broadening the scope of activities of significant competitors, or facilitating consolidation of competitors into stronger entities, or attracting new large and well-capitalized competitors into State Street’s traditional businesses. Such factors and changes, and the Corporation’s ability to address and adapt to the competitive challenges, may affect its future results of operations.

Regulation and Supervision.   State Street’s businesses are subject to stringent regulation and examination by governmental and regulatory agencies and self-regulatory organizations (including securities exchanges) both inside and outside the U.S. The Corporation has established policies,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

procedures, and systems designed to comply with these regulatory requirements. However, as a global financial services institution, State Street faces complexity and costs in its worldwide compliance efforts, and faces the potential for loss resulting from failure to comply with these requirements, which could have a material impact on its future results of operations. Also, adverse publicity and damage to State Street’s reputation arising from the failure or perceived failure to comply with legal or regulatory requirements could affect the Corporation’s ability to attract and retain customers or maintain access to capital markets, or could result in enforcement actions, fines, penalties, and lawsuits.

Operational Risk.   State Street has the potential to incur losses resulting from inadequate or failed internal processes, people and systems. In addition, external events, including terrorist or military actions and resulting political and social turmoil, could arise that would cause unforeseen damage to the Corporation’s physical facilities or could cause delays or disruptions to its operational functions, including information processing and financial market settlement functions. Additionally, State Street’s clients, vendors and counterparties could suffer from such events, which may impact the Corporation. State Street has well-established policies, procedures, systems, and business continuity and disaster recovery plans in place that are designed to address these operational risks. However, an adverse effect on the Corporation’s results of operations could occur.

GAAP.   Changes in GAAP applicable to State Street could have a material impact on its consolidated results of operations. While such changes may not have an economic impact on the Corporation’s business, these changes could affect the attainment of the current measures of its financial goals.

Tax Legislation.   Changes in tax legislation or the interpretation of existing tax laws worldwide could have a material impact on State Street’s results of operations.

Interest Rates.   Levels of market interest rates, the shape of the yield curve, and the direction and speed of interest rate changes relative to the geographic mix of interest-bearing assets and liabilities affect State Street’s net interest revenue and securities lending revenue. In the short term, the Corporation’s net interest revenue and securities lending revenue benefit from falling interest rates and are negatively affected by rising interest rates because interest-bearing liabilities reprice sooner than interest-earning assets. The rate of adjustment to higher or lower rates will depend on the relative duration of assets and liabilities. In general, sustained lower interest rates and a flat yield curve have a constraining effect on net interest revenue and securities lending revenue growth. Market interest rates also impact the value of certain derivative products whose change in value is reflected in processing fees and other in State Street’s consolidated statement of income.

Liquidity.   State Street’s ability to maintain consistent access to liquidity is fostered by strong credit ratings from the major independent credit rating agencies. Factors considered by the rating agencies in assigning high credit ratings include diverse and stable core earnings; strong risk management; strong capital ratios; diverse liquidity sources, including the global funds markets and client deposits; and strong liquidity monitoring procedures. Any occurrence that may limit access to liquidity, such as a decline in the confidence of debt purchasers, depositors or counterparties participating in the funds markets in general or with State Street in particular, or a downgrade of State Street’s credit ratings, could affect the Corporation’s capital costs and its ability to raise capital and, in turn, its liquidity.

Capital.   Under regulatory capital adequacy guidelines, the Corporation and its subsidiary, State Street Bank and Trust Company (“State Street Bank”), must meet guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items. Failure to meet minimum capital

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

requirements could have a direct material effect on the Corporation’s financial condition; and failure to maintain the status of “well capitalized” under the regulatory framework could affect the Corporation’s status as a financial holding company and eligibility for a streamlined review process for acquisition proposals.

In addition, failure to maintain the status of “well capitalized” could affect the confidence of the Corporation’s clients in State Street and could adversely affect its business. In addition to being well-capitalized, the Corporation and State Street Bank are subject to guidelines that involve qualitative judgments by regulators about the entities’ status as well-managed and the entities’ compliance with Community Reinvestment Act obligations.

Federal laws and related regulations limit the amount that banks, including State Street Bank, may invest in international subsidiaries. This limitation may affect the pace of future international expansion by State Street Bank through this type of subsidiary.

Volatility of Currency Markets.   The degree of volatility in foreign exchange rates can affect foreign exchange trading revenue. In general, State Street benefits from currency volatility. Accordingly, foreign exchange revenue is likely to decrease during times of decreased currency volatility. In addition, as the Corporation’s business grows globally, its exposure to changes in foreign currency exchange rates could impact the level of revenue and expense and net income and the value of State Street’s investments in its non-U.S. operations.

Pace of Pension Reform.   The Corporation expects its business to benefit from worldwide pension reform that creates additional pools of assets that use custody and related services, and investment management services. The pace of pension reform and resulting programs, including public and private pension schemes, may affect the pace of State Street’s revenue growth. If the pace of pension reform and resulting programs, including public and private pension schemes, slows down or if pension reform does not occur, State Street’s revenue growth may be adversely affected.

Pricing and Competition.   Future prices State Street is able to obtain for its products may increase or decrease from current levels depending upon demand for the Corporation’s products, its competitors’ activities, customer pricing reviews, and the introduction of new products into the marketplace.

Pace of New Business; Business Mix.   A decline in the pace at which State Street attracts new clients, and the pace at which the Corporation’s existing and new clients use additional services and assign additional assets to State Street for management or custody, may adversely affect the Corporation’s future revenue and earnings growth. A decline in the rate at which State Street’s clients outsource functions, such as their internal accounting activities, could also adversely affect revenue and earnings growth. In addition, changes in business mix and in the source of State Street’s revenue, including the mix of U.S. and non-U.S. business, may affect its future results of operations, depending on the economic and competitive conditions of those geographic areas at the time.

Investment and Hedge Fund Manager Operations Outsourcing.   State Street enters into long-term contracts to provide middle office or investment management operations outsourcing services to its clients. Services include trade order management, trade support and fail management, reconciliations, cash reporting and management, custodian communications for settlements, accounting systems, collateral management, and information technology development. These contracts often extend for eight to ten years and require considerable up-front investments by the Corporation, including technology and conversion

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

costs. Performance risk exists in each contract as these contracts are dependent upon the successful conversion and implementation of the activities onto State Street’s own operating platforms.

Rate of Technological Change.   Technological change often creates opportunities for product differentiation and reduced costs, as well as the possibility of increased expenses. Developments in the securities processing industry, including shortened settlement cycles and straight-through-processing, will result in changes to existing procedures. Alternative delivery systems have emerged, including the widespread use of the Internet. State Street’s financial performance depends in part on its ability to develop and market new and innovative services, and to adopt or develop new technologies that differentiate its products or provide cost efficiencies.

The risks inherent in this process include rapid technological change in the industry, State Street’s ability to access technical and other information from its clients, and the significant and ongoing investments required by State Street to bring new services to market in a timely fashion at competitive prices. A further risk is the introduction by the Corporation’s competitors of services that could replace or provide lower-cost alternatives to its services.

State Street uses trademark, trade secret, copyright and other proprietary rights procedures to protect its technology, and has applied for a limited number of patents in connection with certain software programs. Despite these efforts, the Corporation cannot be certain that its steps taken to prevent unauthorized use of its our proprietary rights are sufficient to prevent misappropriation of its technology, particularly outside the United States where laws or law enforcement practices may not protect proprietary rights as fully as in the United States. In addition, no assurance can be given that the courts will adequately enforce contractual agreements that State Street has entered into to protect its proprietary technology. If any of the Corporation’s proprietary information were misappropriated by or otherwise disclosed to its competitors, State Street’s competitive position could be adversely affected. In the event a third party asserts a claim of infringement of its proprietary rights, obtained through patents or otherwise, against the Corporation, State Street may be required to spend significant resources to defend against such claims, develop a non-infringing program or process, or obtain a license to the infringed process.

Acquisitions, Alliances, Outsourcing Agreements and Divestitures.   Acquisitions of complementary businesses and technologies, development of strategic alliances, execution of outsourcing agreements, and divestitures of portions of the Corporation’s business are an active part of State Street’s overall business strategy. The Corporation has completed several acquisitions, alliances, outsourcing agreements, and divestitures in recent years. However, there can be no assurance that services, technologies, key personnel, or businesses of acquired companies or from outsourcing agreements will be effectively assimilated into State Street’s business or service offerings, that alliances will be successful, or that future revenue growth or expense savings will be achieved in outsourcing agreements. In addition, State Street may not be able to successfully complete any divestiture on satisfactory terms, if at all, and divestitures may result in a reduction of the Corporation’s total revenue and net income.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION

Capital

At September 30, 2005, State Street and State Street Bank met all capital adequacy requirements to which they were subject. The regulatory capital amounts and ratios were as follows at September 30, 2005 and December 31, 2004:

	Regulatory Guidelines(1)
		Well	State Street		State Street Bank
(Dollars in millions)	Minimum	Capitalized	2005	2004	2005	2004
Tier 1 risk-based capital ratio	4%	6%	11.5%	13.3%	9.9%	11.6%
Total risk-based capital ratio	8	10	12.6	14.7	10.8	12.5
Tier 1 leverage ratio	3	5	5.6	5.5	5.4	5.3
Tier 1 capital			$5,523	$5,233	$4,638	$4,426
Total capital			6,037	5,803	5,023	4,795
Adjusted risk-weighted assets and market-risk equivalents:
Balance sheet risk-weighted assets			$28,252	$22,741	$26,673	$21,587
Off-balance sheet equivalent risk-weighted assets			19,464	16,398	19,468	16,403
Market-risk equivalents			258	261	247	226
Total			$47,974	$39,400	$46,388	$38,216
Quarterly average adjusted assets			$99,413	$94,834	$86,190	$83,843

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

At September 30, 2005, the Corporation’s and State Street Bank’s Tier 1 and total risk-based capital ratios were down from year-end 2004. Growth in capital was outpaced by growth in total risk-weighted assets, primarily the result of repositioning and increasing the size of the investment securities portfolio; an increase in loans; and the impact of new banking regulatory guidance related to the risk-weighting of liquidity facilities with certain special purpose entities, partly offset by lower interest-bearing deposits with banks. Both ratios for State Street and State Street Bank exceeded the regulatory minimum and well-capitalized thresholds.

In June 2004, the Basel Committee on Banking Supervision released the final version of its capital adequacy framework (“Basel II”). U.S. banking regulatory agencies must now apply international risk-based capital guidance to rules to be implemented in the U.S. In September 2005, the U.S. regulators

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

announced a delay in the issuance of proposed rules and a revised implementation schedule. The U.S. regulatory agencies are expected to release proposed new rules for comment in the first quarter of 2006. The new rules as applied in the U.S. are now expected to become effective on January 1, 2008, subject to transitional implementation arrangements, and will become fully operational on January 1, 2009, one year later than originally planned. In addition to changes in the implementation schedule, the U.S. regulators intend to introduce additional prudential safeguards to address concerns identified in a recent analysis of an impact study conducted with the U.S. banking industry. Mandatory compliance will be required for large, internationally-active U.S. institutions, such as State Street. State Street has established a comprehensive implementation program to achieve Basel II compliance. At this time, State Street cannot predict the final form of the rules in the U.S., nor their impact on the Corporation’s risk-based capital.

State Street’s Board of Directors (the “Board”) has authorized the purchase of State Street common stock for use in employee benefit programs and for general corporate purposes. During the first quarter of 2005, 2.9 million shares were purchased under the 1995 stock purchase program. In February 2005, the 1995 stock purchase program was terminated, and in its place, the Board authorized the purchase of 15 million shares under the 2005 stock purchase program. During the second and third quarters of 2005, 2.2 million shares and 3.1 million shares, respectively, were purchased under the 2005 stock purchase program, and at September 30, 2005, 9.7 million shares remained available for future purchases. See Note 6 to the Consolidated Financial Statements in this Form 10-Q for additional information.

In connection with the acquisition of the GSS business of Deutsche Bank in January 2003, State Street issued $345 million, or 1,725,000 units, of “SPACES.” For a description of the SPACES contracts, refer to Note 10 to the Consolidated Financial Statements in State Street’s 2004 Annual Report on Form 10-K. On November 15, 2005, State Street will receive proceeds of $345 million and issue approximately 8.7 million shares of its common stock upon settlement of the fixed-share purchase contracts underlying the SPACES units. State Street will receive approximately 1.2 million shares under the variable-share repurchase contracts on February 15, 2006. On December 15, 2005, State Street will be required to redeem $345 million of trust preferred securities which are included in long-term debt in its consolidated statement of condition, provided that the Corporation is well-capitalized. Consent to redeem the trust preferred securities was received from the Federal Reserve in October 2005.

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

State Street maintains a large portfolio of liquid assets, defined as cash and due from banks, interest-bearing deposits with banks, securities purchased under resale agreements, federal funds sold, trading account assets and investment securities. At September 30, 2005, the Corporation’s liquid assets were $87.28 billion, or 84% of total consolidated assets, a significant portion of which can be sold in the open market to meet liquidity needs. At December 31, 2004, liquid assets were $79.31 billion, or 84% of total consolidated assets. Securities with a carrying value of $17.24 billion at September 30, 2005, and $24.77 billion at December 31, 2004, were pledged, primarily for public and trust deposits, certain short-term liabilities and for other purposes as provided by law. At September 30, 2005, State Street’s

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

short-term liabilities, defined as deposits, securities sold under repurchase agreements, federal funds purchased and other short-term borrowings, were $88.59 billion, compared to $78.79 billion at December 31, 2004. State Street had $356 million in pre-tax net unrealized losses on available-for-sale investment securities at September 30, 2005, due primarily to the impact of rising short-term interest rates. Net unrealized losses on available-for-sale securities at June 30, 2005 were $165 million, and at December 31, 2004 were $96 million. The Corporation considers the aggregate decline in fair value at September 30, 2005 to be temporary.

State Street maintains a universal shelf registration that allows for the offering and sale of unsecured debt securities, capital securities, common stock, depositary shares and preferred stock, and warrants to purchase such securities, including any shares into which the preferred stock and depositary shares may be convertible, or any combination thereof. At September 30, 2005, $469 million of State Street’s shelf registration was available for issuance.

State Street can issue commercial paper with an aggregate limit of $3.00 billion and with original maturities of up to 270 days from the date of issue. At September 30, 2005, State Street had $1.26 billion of commercial paper outstanding, compared to $966 million at December 31, 2004.

State Street Bank has authority to issue bank notes with an aggregate limit of $750 million and with original maturities ranging from 14 days to five years. At September 30, 2005, no notes payable were outstanding and all $750 million was available for issuance. In 2003, State Street Bank was authorized to issue up to $1 billion of subordinated bank notes. At September 30, 2005, $400 million was outstanding and $600 million remained available for issuance.

State Street Bank currently maintains a line of credit with a financial institution of CAD $800 million to support its Canadian securities processing operations. The line of credit has no stated termination date and is cancelable by either party with prior notice. At the close of business on September 30, 2005, State Street Bank did not have any balance due on the line of credit.

State Street endeavors to maintain high investment-grade ratings on its debt, as measured by the major independent credit rating agencies. High ratings on debt minimize borrowing costs and enhance State Street’s liquidity by ensuring the largest possible market for the Corporation’s debt.

Based upon the Corporation’s level of liquid assets and its ability to access the capital markets for additional funding when necessary, including its ability to issue debt and equity securities under its current shelf registration, management considers overall liquidity at September 30, 2005 more than sufficient to meet its current commitments and business needs, including accommodating the transaction and cash management needs of its clients.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

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

•       Interest-rate risk: the risk of loss in non-trading, asset-liability management positions, primarily the impact of adverse movements in interest rates on the repricing mismatches that exist between balance sheet assets and liabilities.

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

Economic capital for each of these five categories is estimated on a stand-alone basis using statistical modeling techniques applied to internally generated and external data. These individual results are then aggregated at the State Street consolidated level. A capital reduction or diversification benefit is then applied to reflect the unlikely event of experiencing an extremely large loss in each risk type at the same time.

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

The framework and methodologies used to quantify capital for each of the risk types have been developed by Enterprise Risk Management and Global Treasury and are designed to be generally consistent with the Corporation’s risk management principles. This framework has been approved by senior management and has been reviewed by the Executive Committee of the Board. Due to the evolving nature of quantification techniques, State Street expects to continue refining the methodologies used to estimate its economic capital requirements, which could result in a different amount of capital needed to support its risk profile.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Market Risk

Trading Activities: Foreign Exchange and Interest Rate Sensitivity

As part of its trading activities, the Corporation takes positions in both the foreign exchange and interest rate markets by buying and selling cash instruments and using financial derivatives, including foreign exchange forward contracts, foreign exchange and interest rate options, and interest rate swaps. At September 30, 2005, the notional amount of these derivative instruments was $475.87 billion, of which $456.61 billion were foreign exchange forward contracts. In the aggregate, long and short foreign exchange forward positions are closely matched to minimize currency and interest rate risk. All foreign exchange contracts are valued daily at current market rates.

The following table presents State Street’s market risk for its trading activities, as measured by its value-at-risk methodology for the periods indicated:

(Dollars in millions)	Average	Maximum	Minimum
Nine months ended September 30, 2005:
Foreign exchange products	$1.4	$3.3	$.5
Interest rate products	1.0	3.0	.3
Nine months ended September 30, 2004:
Foreign exchange products	$1.2	$3.5	$.3
Interest rate products	1.7	3.0	1.0

State Street compares daily profits and losses from trading activities to the estimated one-day value at risk. This information is reviewed and used to assure that the value-at-risk model is properly calibrated and that all relevant trading positions are taken into account.

Non-Trading Activities—Interest-Rate Sensitivity

The objective of interest-rate sensitivity management is to provide sustainable net interest revenue under various economic environments and to protect the economic values of assets and liabilities from adverse effects of changes in interest rates. State Street manages the structure of its interest-earning assets and interest-bearing liabilities by adjusting the mix, yields and maturity or repricing characteristics based on market conditions. During 2004, State Street created a centralized, global treasury function to manage State Street’s interest-rate risk. Since interest-bearing sources of funds are predominantly short-term, State Street maintains a relatively short-term structure for its interest-earning assets, including money market assets, investments and loans. Interest-rate swaps are used minimally as a part of overall asset and liability management to augment State Street’s management of its interest-rate exposure.

State Street uses three primary tools for measuring interest-rate risk: simulation, duration and gap analysis models. Key assumptions in the models include the timing of cash flows, maturity and repricing of financial instruments, changes in market conditions, capital planning, and deposit balance volume and rate sensitivities. These assumptions are inherently uncertain and as a result, the models cannot precisely calculate net interest revenue or precisely predict the impact of changes in interest rates on net interest revenue and economic value. Actual results may differ from simulated results due to the timing, magnitude and frequency of interest-rate changes and changes in market conditions and management strategies, among other factors.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

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

If all other variables remained constant, in the short term, falling interest rates would lead to net interest revenue that is higher than it would otherwise have been, and rising rates would lead to lower net interest revenue. Other important determinants of net interest revenue are balance sheet size and mix, interest-rate spreads, and the slope and rate level of U.S. dollar and non-U.S. dollar yield curves. Measures of interest-rate sensitivity are monitored by the respective business units, Treasury and the Investment and Financial Policy Committees.

State Street had $356 million in pre-tax net unrealized losses on its available-for-sale investment securities at September 30, 2005.  Net unrealized losses on available-for-sale securities at June 30, 2005 were $165 million, and at December 31, 2004 were $96 million.  The Corporation considers the aggregate decline in fair value and resulting net unrealized losses on its available-for-sale investment securities at September 30, 2005 to be primarily the result of rising short-term interest rates, and considers the decline to be temporary. Approximately 96% of State Street’s investment securities portfolio was AA and AAA rated, with approximately 91% AAA rated, at September 30, 2005. State Street will continue to manage its investment securities portfolio pursuant to its overall asset-liability management strategy, in consideration of the current rising short-term interest rate environment.

Credit Risk

At September 30, 2005, total gross loans were $8.19 billion compared to $4.63 billion at December 31, 2004, reflecting a large increase in daily overdrafts, which do not represent a significant increase in credit risk due to their short-term nature. The allowance for loan losses was $18 million, unchanged from December 31, 2004, and down from $36 million at September 30, 2004. For the nine months ended September 30, 2005, no provision for loan losses was charged against income, and there were no charge-offs or recoveries.

Non-performing assets at September 30, 2005 were $4 million, consisting of one non-performing investment security, compared to $7 million at December 31, 2004. In addition to credit risk in its investment and loan and lease portfolios, State Street assumes credit and counterparty risk in other on- and off-balance sheet exposures.

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

State Street’s significant accounting policies were described in detail in Note 1 to the Consolidated Financial Statements in State Street’s Annual Report on Form 10-K for the year ended December 31, 2004. State Street’s critical accounting estimates were described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report on Form 10-K for the year ended December 31, 2004. There were no significant changes in the first nine months of 2005, in the factors or methodology used by management in determining its critical accounting estimates, that were material in relation to the Corporation’s consolidated financial condition, changes in financial condition and results of operations.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is included in the “Risk Management—Market Risk” section of this Discussion and Analysis. State Street’s market risk management function was described in detail in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004.

CONTROLS AND PROCEDURES

The Corporation has established and maintains disclosure controls and procedures that are designed to ensure that material information relating to the Corporation and its consolidated subsidiaries required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Corporation’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. For the period covered in this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of the end of the fiscal quarter. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2005.

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

STATE STREET CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share information)	2005	2004	2005	2004
Fee Revenue:
Servicing fees	$620	$568	$1,837	$1,693
Management fees	188	156	538	456
Securities lending	74	48	257	201
Trading services	176	111	512	434
Processing fees and other	77	78	231	235
Total fee revenue	1,135	961	3,375	3,019
Net Interest Revenue:
Interest revenue	773	463	2,069	1,255
Interest expense	537	250	1,404	613
Net interest revenue	236	213	665	642
Provision for loan losses	—	—	—	—
Net interest revenue after provision for loan losses	236	213	665	642
Gain on sales of available-for-sale investment securities, net	1	—	1	19
Gain on the sale of the Private Asset Management business	16	—	16	—
Total revenue	1,388	1,174	4,057	3,680
Operating Expenses:
Salaries and employee benefits	566	474	1,642	1,446
Information systems and communications	117	127	364	396
Transaction processing services	111	95	331	294
Occupancy	96	88	302	262
Merger, integration and divestiture costs	—	16	—	50
Other	118	106	363	319
Total operating expenses	1,008	906	3,002	2,767
Income from continuing operations before income tax expense	380	268	1,055	913
Income tax expense from continuing operations	130	91	359	299
Net income from continuing operations	250	177	696	614
Loss from discontinued operations	(165)	—	(165)	—
Income tax benefit from discontinued operations	(58)	—	(58)	—
Net loss from discontinued operations	(107)		(107)
Net income	$143	$177	$589	$614
Earnings Per Share From Continuing Operations:
Basic	$.76	$.52	$2.11	$1.83
Diluted	.75	.52	2.08	1.80
Loss Per Share From Discontinued Operations:
Basic	$(.33)	—	$(.33)	—
Diluted	(.32)	—	(.32)	—
Earnings Per Share:
Basic	$.43	$.52	$1.78	$1.83
Diluted	.43	.52	1.76	1.80
Average Shares Outstanding (in thousands):
Basic	329,097	335,626	330,251	335,065
Diluted	334,103	339,348	333,999	340,529
Cash Dividends Declared Per Share	$.18	$.16	$.53	$.47

The accompanying condensed notes are an integral part of these financial statements.

STATE STREET CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION

(Dollars in millions)	September 30, 2005	December 31, 2004
	(Unaudited)	(Note 1)
Assets:
Cash and due from banks	$2,634	$2,035
Interest-bearing deposits with banks	14,438	20,634
Securities purchased under resale agreements	12,474	12,878
Federal funds sold	—	5,450
Trading account assets	56	745
Investment securities available for sale (including securities pledged of $17,235 and $24,770)	52,637	36,171
Investment securities held to maturity (fair value of $4,994 and $1,389)	5,040	1,400
Loans (net of allowance of $18 and $18)	8,170	4,611
Premises and equipment	1,455	1,444
Accrued income receivable	1,215	1,204
Goodwill	1,346	1,497
Other intangible assets	451	494
Other assets	4,087	5,477
Total assets	$104,003	$94,040
Liabilities:
Deposits:
Noninterest-bearing	$9,787	$13,671
Interest-bearing—U.S.	2,230	2,843
Interest-bearing—Non-U.S.	51,437	38,615
Total deposits	63,454	55,129
Securities sold under repurchase agreements	21,851	21,881
Federal funds purchased	1,668	435
Other short-term borrowings	1,618	1,343
Accrued taxes and other expenses	2,575	2,603
Other liabilities	4,294	4,032
Long-term debt	2,439	2,458
Total liabilities	97,899	87,881
Shareholders’ Equity:
Preferred stock, no par: authorized 3,500,000 shares; issued none
Common stock, $1 par: authorized 500,000,000 shares, issued 337,126,000 and 337,126,000 shares	337	337
Surplus	328	289
Retained earnings	6,003	5,590
Accumulated other comprehensive (loss) income	(144)	92
Treasury stock, at cost (9,080,000 and 3,481,000 shares)	(420)	(149)
Total shareholders’ equity	6,104	6,159
Total liabilities and shareholders’ equity	$104,003	$94,040

The accompanying condensed notes are an integral part of these financial statements.

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock			Retained	Accumulated Other Comprehensive	Treasury Stock
(Dollars in millions, shares in thousands)	Shares	Amount	Surplus	Earnings	(Loss) Income	Shares	Amount	Total
Balance at December 31, 2003	337,132	$337	$329	$5,007	$192	2,658	$(118)	$5,747
Comprehensive income:
Net income				614				614
Change in net unrealized gain/loss on available-for-sale securities, net of related taxes of $(61) and reclassification adjustment					(85)			(85)
Changes in minimum pension liability, net of related taxes of $(16)					(23)			(23)
Foreign currency translation, including tax benefit of $(5)					3			3
Change in unrealized gain/loss on cash-flow hedges, net of related taxes of $(1)					(1)			(1)
Total comprehensive income				614	(106)			508
Cash dividends declared ($.47 per share)				(158)				(158)
Common stock acquired						45	(2)	(2)
Impact of fixing the variable-share settlement rate of SPACES			(26)					(26)
Common stock issued pursuant to:
Stock awards and options exercised, including tax benefit of $19	(6)		(12)			(2,023)	94	82
Debt conversion			(4)			(104)	4	—
Balance at September 30, 2004	337,126	$337	$287	$5,463	$86	576	$(22)	$6,151
Balance at December 31, 2004	337,126	$337	$289	$5,590	$92	3,481	$(149)	$6,159
Comprehensive income:
Net income				589				589
Change in net unrealized gain/loss on available-for-sale securities, net of related taxes of $(97) and reclassification adjustment					(163)			(163)
Foreign currency translation, net of related taxes of $(42)					(123)			(123)
Change in net unrealized gain/loss on hedges of net investments in non-U.S. subsidiaries, net of related taxes of $17					32			32
Change in minimum pension liability, net of related taxes of $5					7			7
Change in unrealized gain/loss on cash-flow hedges, net of related taxes of $6					11			11
Total comprehensive income				589	(236)			353
Cash dividends declared ($.53 per share)				(176)				(176)
Common stock acquired						8,175	(381)	(381)
Common stock issued pursuant to:
Stock awards and options exercised, including tax benefit of $10			39			(2,531)	108	147
Other						(45)	2	2
Balance at September 30, 2005	337,126	$337	$328	$6,003	$(144)	9,080	$(420)	$6,104

s

The accompanying condensed notes are an integral part of these financial statements.

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(Dollars in millions)	2005	2004
Operating Activities:
Net income	$589	$614
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash adjustments for depreciation, amortization, and deferred income tax expense	345	494
Write-down of assets related to discontinued operations	150	—
Securities gains, net	(1)	(19)
Change in trading account assets, net	689	(268)
Other, net	1,601	655
Net Cash Provided by Operating Activities	3,373	1,476
Investing Activities:
Net decrease (increase) in interest-bearing deposits with banks	6,196	(8,654)
Net decrease (increase) in securities purchased under resale agreements and federal funds sold	5,854	(3,527)
Proceeds from sales of available-for-sale securities	2,824	7,316
Proceeds from maturities of available-for-sale securities	16,426	9,881
Purchases of available-for-sale securities	(36,030)	(16,056)
Proceeds from maturities of held-to-maturity securities	451	803
Purchases of held-to-maturity securities	(4,093)	(833)
Net increase in loans	(3,502)	(515)
Business acquisitions, net of cash acquired	(43)	(71)
Purchases of equity investments and other long-term assets	(26)	(32)
Purchases of premises and equipment	(236)	(255)
Other, net	34	29
Net Cash Used by Investing Activities	(12,145)	(11,914)
Financing Activities:
Net increase in deposits	8,319	10,398
Net increase in short-term borrowings	1,478	2,821
Payments for long-term debt and obligations under capital leases	(11)	(6)
Proceeds from issuance of treasury stock	139	63
Purchases of common stock	(381)	(2)
Payments for cash dividends	(173)	(154)
Net Cash Provided by Financing Activities	9,371	13,120
Net Increase	599	2,682
Cash and due from banks at beginning of period	2,035	3,376
Cash and Due From Banks at End of Period	$2,634	$6,058

Non-cash investing and financing activities for the nine months ended September 30, 2005 and 2004, included $9 million and $189 million, respectively, of leases capitalized in property, plant and equipment, with a corresponding increase in long-term debt during those periods.

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

The interim consolidated financial statements accompanying these notes are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the results of operations in these financial statements, have been made. The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. Certain amounts reported in prior periods have been reclassified to conform to current period classifications.

The Consolidated Statement of Condition at December 31, 2004, has been developed from the audited financial statements at that date, but does not include all footnotes required by U.S. generally accepted accounting principles for a complete set of financial statements. The interim consolidated financial statements and accompanying notes should be read in conjunction with the financial information included in State Street’s 2004 Annual Report on Form 10-K and first and second quarter 2005 Forms 10-Q.

Stock-Based Compensation

Effective January 1, 2003, State Street adopted the fair-value accounting provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and elected to use the prospective transition method afforded under SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” an amendment to SFAS No. 123. Under fair-value accounting, compensation cost for stock options and awards is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the service period of the award.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 1—Summary of Significant Accounting Policies (Continued)

The following table illustrates the pro forma effect on net income and earnings per share as if the fair-value accounting provisions of SFAS No. 123 had been applied to all outstanding and unvested stock options in each period:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share information)	2005	2004	2005	2004
Net income, as reported	$143	$177	$589	$614
Add: Stock option compensation expense included in reported net income, net of related taxes	5	4	12	12
Deduct: Total stock option compensation expense determined using fair-value accounting for all awards, net of related taxes	(8)	(10)	(22)	(32)
Pro forma net income	$140	$171	$579	$594
Earnings Per Share:
Basic—as reported	$.43	$.52	$1.78	$1.83
Basic—pro forma	.42	.51	1.75	1.77
Diluted—as reported	.43	.52	1.76	1.80
Diluted—pro forma	.42	.50	1.73	1.74

Option activity was as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Options exercised	426,000	730,000	2,041,000	1,648,000
Weighted average price of options exercised	$36.73	$15.12	$33.09	$23.09
Options granted	—	18,000	1,292,000	2,267,000
Weighted average price of options granted	—	$45.18	$44.73	$52.64

Accounting Changes and Recent Accounting Developments

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123-R”), which is a revision of SFAS No. 123. The standard requires that the fair value of all share-based payments to employees be recognized in the consolidated statement of income. In April 2005, the FASB provided for a phased-in implementation of SFAS No. 123-R. Under this revised guidance, the effective date for application of SFAS No. 123-R has been postponed from July 1, 2005 to January 1, 2006. State Street expects to adopt SFAS No. 123-R using the modified prospective method, which requires the recognition of compensation expense over the remaining vesting period for the portion of outstanding stock awards not fully vested as of January 1, 2006. State Street does not expect the adoption of SFAS No. 123-R to have a significant impact on its consolidated financial position or results of operations because the majority of outstanding stock awards have been expensed through September 30, 2005.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 1—Summary of Significant Accounting Policies (Continued)

Refer to Note 12 for information about proposed FASB accounting guidance related to cash flows of leveraged leases and tax contingencies.

Note 2—Acquisitions and Divestitures

In September 2005, the Corporation committed to a plan to divest its ownership interest in Bel Air Investment Advisors LLC (“Bel Air”). As a result, the Corporation realigned its business line organizational and reporting structure for Bel Air and recorded a pre-tax charge of $165 million in the third quarter of 2005, consisting of a $144 million write-off of goodwill associated with the original investment; $10 million of adjustments to write down Bel Air’s tangible assets to fair value and record related estimated selling costs; $8 million related to legal indemnification, and $3 million of other costs. The Corporation also recorded a tax benefit of $58 million in connection with the charge. The charge and related tax benefit are presented separately in the accompanying consolidated statement of income as discontinued operations. Bel Air’s results of operations for current and prior periods have not been reclassified to discontinued operations because these results are not material to those of the consolidated Corporation.

In October 2003, State Street completed the sale of its Private Asset Management (“PAM”) business. Under the terms of the agreement, the transaction was valued at $365 million, of which approximately five percent was subject to the successful transition of the business. State Street recorded a pre-tax gain of $285 million on the sale in 2003. During the third quarter of 2005, as a result of the achievement of certain target levels of client conversions to the buyer, State Street recognized an additional gain of $16 million from final settlement of the sale.

In July 2002, State Street completed the purchase of International Fund Services, a provider of fund accounting and other services to hedge funds. Under the terms of the agreement, State Street was required to make additional payments if certain performance measures were met. During the second quarter of 2005, State Street recorded an additional $42 million payment as goodwill in connection with the final settlement, which occurred in the third quarter of 2005.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 3—Investment Securities

Investment securities consisted of the following as of the dates indicated:

	September 30, 2005				December 31, 2004
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
(Dollars in millions)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$11,837		$111	$11,726	$12,201		$82	$12,119
Mortgage-backed securities	10,849	$6	200	10,655	9,178	$23	54	9,147
Subtotal	22,686	6	311	22,381	21,379	23	136	21,266
Asset-backed securities	21,228	3	37	21,194	10,071	10	25	10,056
State and political subdivisions	1,809	16	6	1,819	1,763	24	2	1,785
Collateralized mortgage obligations	5,303	1	47	5,257	1,729	1	11	1,719
Other debt investments	1,279	1	2	1,278	918	4	—	922
Money market mutual funds	272	—	—	272	97	—	—	97
Other equity securities	416	22	2	436	310	17	1	326
Total	$52,993	$49	$405	$52,637	$36,267	$79	$175	$36,171
Held to maturity:
U.S. Treasury and federal agencies:
Direct obligations	$1,732	$—	$18	$1,714	$1,294	$—	$11	$1,283
Mortgage-backed securities	967	—	8	959	—	—	—	—
Subtotal	2,699	—	26	2,673	1,294	—	11	1,283
Collateralized mortgage obligations	2,134	—	20	2,114	—	—	—	—
Other investments	207	—	—	207	106	—	—	106
Total	$5,040	$—	$46	$4,994	$1,400	$—	$11	$1,389

Gross gains and losses realized from sales of available-for-sale securities were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2005	2004	2005	2004
Gross gains	$4	$3	$6	$42
Gross losses	3	3	5	23
Net gain	$1	$—	$1	$19

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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

Note 5—Other Assets and Other Liabilities

Other assets included $2.62 billion and $3.23 billion of unrealized gains on foreign exchange contracts at September 30, 2005 and December 31, 2004, respectively. Other liabilities included $2.65 billion and $3.12 billion of unrealized losses on foreign exchange contracts at September 30, 2005 and December 31, 2004, respectively.

Note 6—Shareholders’ Equity

Accumulated Other Comprehensive (Loss) Income

The components of accumulated other comprehensive (loss) income, net of taxes, were as follows as of the dates indicated:

(Dollars in millions)	September 30, 2005	December 31, 2004
Unrealized loss on securities available for sale	$(219)	$(56)
Foreign currency translation	90	213
Unrealized gain (loss) on hedge of net investments in non-U.S. subsidiaries	6	(26)
Minimum pension liability	(19)	(26)
Unrealized loss on cash-flow hedges	(2)	(13)
Total	$(144)	$92

Total comprehensive income for the nine months ended September 30, 2005 was $353 million, composed of $589 million of net income and $236 million of other comprehensive loss, which represents the overall change in accumulated other comprehensive (loss) income presented in the above table. Total comprehensive income for the nine months ended September 30, 2004 was $508 million, composed of $614 million of net income and $106 million of other comprehensive loss.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 6—Shareholders’ Equity (Continued)

Total comprehensive income for the three months ended September 30, 2005 and 2004 was $5 million and $268 million, respectively.

Stock Purchase Program

In 1995, State Street’s Board of Directors (the “Board”) authorized the purchase of State Street common stock for use in employee benefit programs and for general corporate purposes. Under this authorization, a total of 2.9 million shares were purchased during the first quarter of 2005. In February 2005, the 1995 stock purchase program was terminated, and in its place, the Board authorized a new, publicly-announced stock purchase program, allowing for the purchase of a total of 15 million shares. Under the 2005 program, 2.2 million shares and 3.1 million shares were purchased during the second and third quarters of 2005, respectively, and the remaining purchase authorization as of September 30, 2005, was 9.7 million shares. The Corporation utilizes third-party broker-dealers to acquire common shares on the open market in its execution of the stock purchase program.

Note 7—Net Interest Revenue

Net interest revenue consisted of the following for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2005	2004	2005	2004
Interest Revenue:
Deposits with banks	$108	$161	$423	$425
Investment securities:
U.S. Treasury and federal agencies	233	137	615	374
State and political subdivisions (exempt from federal tax)	14	14	43	42
Other investments	251	66	555	196
Securities purchased under resale agreements and federal funds sold	119	51	300	128
Commercial and financial loans	28	13	69	41
Lease financing	15	18	48	39
Trading account assets	5	3	16	10
Total interest revenue	773	463	2,069	1,255
Interest Expense:
Deposits	293	134	789	339
Other borrowings	209	90	516	202
Long-term debt	35	26	99	72
Total interest expense	537	250	1,404	613
Net interest revenue	$236	$213	$665	$642

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 8—Employee Benefit Plans

The components of net periodic benefit cost were as follows for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
(Dollars in millions)	2005	2004	2005	2004	2005	2004	2005	2004
Service cost	$13	$11	$1	$1	$39	$33	$3	$3
Interest cost	10	9	1	1	30	27	3	3
Expected return on plan assets	(11)	(10)	—	—	(33)	(30)	—	—
Amortization of prior service cost	—	(1)	—	—	—	(3)	—	—
Amortization of net loss	4	5	—	—	12	15	—	—
Settlement	3	1	—	—	3	1	—	—
Net periodic benefit cost	$19	$15	$2	$2	$51	$43	$6	$6

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

Note 9—Operating Expenses

Other operating expenses consisted of the following for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2005	2004	2005	2004
Professional services	$41	$46	$134	$119
Advertising and sales promotion	11	10	32	34
Other	66	50	197	166
Total operating expenses—other	$118	$106	$363	$319

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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 10—Line of Business Information (Continued)

The following is a summary of line of business results for the periods indicated. These results exclude the loss from discontinued operations related to the Corporation’s planned divestiture of its investment interest in Bel Air, which is more fully described in Note 2. For the three and nine months ended September 30, 2005, the Other/One-Time column includes the additional gain of $16 million received from the final settlement of the 2003 PAM business sale. For the three and nine months ended September 30, 2004, the Other/One-Time column includes merger and integration costs of $16 million and $50 million, respectively, related to the acquisition of a substantial portion of the Global Securities Servicing business of Deutsche Bank AG in 2004. These items were not allocated to State Street’s business lines in either 2004 or 2005.

	For the Three Months Ended September 30,
	Investment Servicing		Investment Management		Other/ One-Time		Total
(Dollars in millions, except where otherwise noted)	2005	2004	2005	2004	2005	2004	2005	2004
Fee Revenue:
Servicing fees	$620	$568					$620	$568
Management fees	—	—	$188	$156			188	156
Securities lending	60	39	14	9			74	48
Trading services	176	111	—	—			176	111
Processing fees and other	56	66	21	12			77	78
Total fee revenue	912	784	223	177			1,135	961
Net interest revenue after provision for loan losses	216	202	20	11			236	213
Gain on sales of available-for-sale investment securities, net	1	—	—	—			1	—
Gain on the sale of the Private Asset Management business	—	—	—	—	$16		16	—
Total revenue	1,129	986	243	188	16		1,388	1,174
Operating expenses	834	753	174	137	—	$16	1,008	906
Income from continuing operations before income tax expense	$295	$233	$69	$51	$16	$(16)	$380	$268
Pre-tax margin	26%	24%	28%	27%			27%	23%
Average assets (in billions)	$98.1	$93.0	$2.9	$2.8			$101.0	$95.8

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 10—Line of Business Information (Continued)

	For the Nine Months Ended September 30,
	Investment Servicing		Investment Management		Other/ One-Time		Total
(Dollars in millions, except where otherwise noted)	2005	2004	2005	2004	2005	2004	2005	2004
Fee Revenue:
Servicing fees	$1,837	$1,693					$1,837	$1,693
Management fees	—	—	$538	$456			538	456
Securities lending	202	163	55	38			257	201
Trading services	512	434	—	—			512	434
Processing fees and other	172	193	59	42			231	235
Total fee revenue	2,723	2,483	652	536			3,375	3,019
Net interest revenue after provision for loan losses	609	612	56	30			665	642
Gain on sales of available-for-sale investment securities, net	1	19	—	—			1	19
Gain on the sale of the Private Asset Management business	—	—	—	—	$16		16	—
Total revenue	3,333	3,114	708	566	16		4,057	3,680
Operating expenses	2,510	2,291	492	426	—	$50	3,002	2,767
Income from continuing operations before income tax expense	$823	$823	$216	$140	$16	$(50)	$1,055	$913
Pre-tax margin	25%	26%	31%	25%			26%	25%
Average assets (in billions)	$96.7	$92.0	$3.0	$2.6			$99.7	$94.6

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 11—Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share information)	2005	2004	2005	2004
Net Income	$143	$177	$589	$614
Average Shares Outstanding (in thousands):
Basic average shares	329,097	335,626	330,251	335,065
Effect of dilutive securities:
Stock options and stock awards	3,301	2,635	2,346	3,655
Equity-related financial instruments	1,705	1,087	1,402	1,809
Diluted average shares	334,103	339,348	333,999	340,529
Anti-dilutive securities(1)	9,458	14,851	9,596	10,713
Earnings per Share:
Basic	$.43	$.52	$1.78	$1.83
Diluted	.43	.52	1.76	1.80

(1)                 Amounts represent stock options outstanding but not included in the computation of diluted average shares because the exercise prices of the instruments were greater than the average fair value of State Street’s common stock during those periods.

Note 12—Contingencies

In the normal course of its business, State Street holds assets under custody and management in a fiduciary or custodial capacity. Management conducts regular reviews of its responsibilities in this regard and considers the results in preparing its consolidated financial statements. In the opinion of management, no contingent liabilities existed at September 30, 2005 that would have had a material adverse effect on State Street’s consolidated financial position or results of operations.

In the normal course of its business, State Street is subject to challenges from U.S. and non-U.S. tax authorities regarding the amount of taxes due. These challenges may result in adjustments to the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. During the third quarter of 2004, the U.S. Internal Revenue Service (the “IRS”) completed its review of State Street’s federal income tax returns for tax years 1997, 1998 and 1999 and proposed to disallow tax deductions related to lease-in-lease-out (“LILO”) transactions. State Street believes that it reported the tax effects of these transactions properly, based on applicable statutes, regulations and case law in effect at the time they were entered into.

The IRS has indicated that it will consider settling leasing disputes such as these with taxpayers. State Street filed an appeal with the IRS during the second quarter of 2005. While it is unclear whether State Street will be able to reach an acceptable settlement, management believes the Corporation is appropriately accrued for tax exposures, including exposures related to LILO transactions, and related

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 12—Contingencies (Continued)

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

During the third quarter of 2005, the FASB issued a proposed FASB Staff Position (“FSP”) for comment addressing accounting for changes in tax-related cash flows of leveraged leases. The FSP would require the recalculation of the allocation of income over the lease term when there is a change in the expected timing of tax-related cash flows of a leveraged lease. The proposed FSP, if finalized, will amend SFAS No. 13, “Accounting for Leases,” and will require companies to record any charge resulting from adoption of the FSP as the cumulative effect of a change in accounting principle. The comment period for the proposed FSP closed September 12, 2005, and a final FSP is expected to be issued by the end of 2005.

State Street is currently reviewing the potential impact of this proposed FSP in light of the above-mentioned leasing transactions. Depending on the ultimate requirements of the final FSP and the timing of its issuance and effective date, the FSP may require a material cumulative charge to income in the fourth quarter of 2005. However, future income would be expected to increase over the remaining terms of the leases by an amount approximately equal to the charge, exclusive of any tax-related interest and penalties that may be included in the charge.

During the third quarter of 2005, the FASB also issued for comment a proposed interpretation, “Accounting for Uncertain Tax Positions—an Interpretation of FASB SFAS No. 109,” which attempts to clarify the criteria for recognition of uncertain tax benefits. Adoption of the proposed interpretation in its present form would be recorded as the cumulative effect of a change in accounting principle. The comment period for the proposed interpretation closed September 12, 2005, and a final interpretation is not expected to be issued until the first quarter of 2006. State Street is currently reviewing the impact of the proposed guidance.

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
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 13—Derivative Financial Instruments (Continued)

The following table summarizes the contractual or notional amounts of State Street’s derivative financial instruments held or issued for trading and balance sheet management at the dates indicated:

(Dollars in millions)	September 30, 2005	December 31, 2004
Trading:
Interest rate contracts:
Swap agreements	$3,939	$1,450
Options and caps purchased	563	310
Options and caps written	2,551	1,464
Futures	767	1,767
Foreign exchange contracts:
Forward, swap and spot	456,607	364,357
Options purchased	5,908	3,298
Options written	5,185	3,214
Futures	354	—
Balance Sheet Management:
Interest rate contracts:
Swap agreements	5,054	4,300
Foreign exchange contracts:
Forward, swap and spot	360	407

In connection with its balance sheet management activities, State Street has executed interest-rate swap agreements designated as fair-value and cash-flow hedges to manage interest-rate risk related to its securities available for sale, interest-bearing time deposits and long-term debt. The contractual rates versus weighted average rates for these financial instruments, including the effects of hedge instruments, were as follows for the periods indicated:

	Three Months Ended September 30, 2005		Nine Months Ended September 30, 2005
	Contractual Rates	Rate Including Impact of Hedges	Contractual Rates	Rate Including Impact of Hedges
Interest-bearing time deposits	3.58%	3.37%	3.01%	3.15%
Long-term debt	6.60	5.71	6.49	5.39

During 2004, State Street entered into forward foreign currency swaps with a notional value of €300 million, or approximately US$360 million at September 30, 2005, to hedge its net investment in certain non-U.S. subsidiaries and manage the volatility in shareholders’ equity that results from translation gains and losses. As a result, translation losses for the three and nine months ended September 30, 2005 were offset by after-tax gains of $2 million and $32 million, respectively, on the hedge contracts, which gains were recorded as a component of shareholders’ equity.

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

The following is a summary of the contractual amount of State Street’s credit-related, off-balance sheet financial instruments at the dates indicated:

(Dollars in millions)	September 30, 2005	December 31, 2004
Indemnified securities on loan	$374,241	$349,543
Liquidity asset purchase agreements	23,579	20,410
Unfunded commitments to extend credit	13,712	12,731
Standby letters of credit	5,128	4,784

On behalf of its clients, State Street lends their securities to creditworthy brokers and other institutions. In certain circumstances, State Street may indemnify its clients for the fair market value of those securities against a failure of the borrower to return such securities. Collateral funds received in connection with State Street securities lending services are held by State Street as agent and are not assets of the Corporation. State Street requires the borrowers to provide collateral in an amount equal to or in excess of 102% of the fair market value of the securities borrowed. The borrowed securities are revalued daily to determine if additional collateral is necessary. State Street held, as agent, cash and U.S. government securities totaling $388.67 billion and $360.61 billion as collateral for indemnified securities on loan at September 30, 2005 and December 31, 2004, respectively.

Approximately 84% of the unfunded commitments to extend credit and liquidity asset purchase agreements expire within one year from the date of issue. Since many of the commitments are expected to expire or renew without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

In the normal course of its business, State Street provides liquidity and credit enhancements to asset-backed commercial paper programs which are special purpose entities (“SPEs”). These SPEs, which are administered by State Street and are not included in the Corporation’s consolidated statement of condition, may purchase financial assets directly, or make loans or invest in debt securities secured by financial assets. The SPEs finance their activities through the issuance of rated commercial paper to third-party investors, including State Street’s custodial clients.

The commercial paper issuances and commitments of the SPEs to provide funding are supported by liquidity asset purchase agreements and backup liquidity lines of credit, the majority of which are provided by State Street. In addition, State Street provides direct credit support to the SPEs in the form of standby letters of credit. State Street’s commitments under liquidity asset purchase agreements and backup lines of credit totaled $16.26 billion at September 30, 2005, all of which is included in the foregoing table. State Street’s commitments under standby letters of credit totaled $631 million at September 30, 2005, which is also included in the foregoing table.

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

In the normal course of its business, State Street structures and sells partnership interests in pools of tax-exempt investment-grade assets to mutual fund clients, utilizing qualified special-purpose entities (“QSPEs”), which are not included in the Corporation’s consolidated statement of condition. Typically, State Street transfers assets to the QSPEs from its investment portfolio at fair market value, and treats such transfers as sales. The QSPEs finance the acquisition of these assets by selling partnership interests to third-party investors. During the nine months ended September 30, 2005, State Street sold $1.49 billion of investment securities to these QSPEs, and at September 30, 2005, owned a minority residual interest in these QSPEs of less than 12%, or $247 million, compared to less than 7%, or $156 million, at December 31, 2004. At September 30, 2005, these QSPEs had total assets of $2.23 billion, compared to $2.18 billion at December 31, 2004. The QSPEs had a weighted average life of approximately 6.0 years at September 30, 2005, compared to approximately 5.4 years at December 31, 2004.

Under separate agreements, State Street provides liquidity asset purchase agreements to these QSPEs, which obligate the Corporation to buy the partnership interests in the underlying portfolio at par value, which approximates fair market value, in the event that the re-marketing agent is unable to place the partnership interests of the QSPEs with investors. The liquidity asset purchase agreements are subject to early termination by State Street in the event of a shortfall in the required over-collateralization in the QSPE. The liquidity asset purchase agreement provider is not obligated to repurchase bonds in the event of the following credit events: payment default, bankruptcy of issuer or credit enhancement provider, taxability, or downgrade of an asset below investment grade. The Corporation’s commitments to the QSPEs under liquidity asset purchase agreements totaled $1.92 billion at September 30, 2005, none of which was utilized at period-end, and all of which was included in the foregoing table.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors
State Street Corporation

We have reviewed the condensed consolidated statement of condition of State Street Corporation as of September 30, 2005, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2005 and 2004, and the condensed consolidated statements of changes in shareholders’ equity and cash flows for the nine-month periods ended September 30, 2005 and 2004. These financial statements are the responsibility of the Corporation’s management.

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

Boston, Massachusetts
November 3, 2005

FORM 10-Q CROSS-REFERENCE INDEX

The following items are incorporated by reference from the “Financial Information” section of this report.

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statements of Income for the three and nine months ended September 30, 2005 and 2004	25
	Consolidated Statement of Condition as of September 30, 2005 and December 31, 2004	26
	Consolidated Statement of Changes in Shareholders’ Equity for the nine months ended September 30, 2005 and 2004	27
	Consolidated Statement of Cash Flows for the nine months ended September 30, 2005 and 2004	28
	Condensed Notes to Consolidated Financial Statements	29
	Report of Independent Registered Public Accounting Firm	43
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	24

PART II—OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

The following information supplements the disclosure in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 and its quarterly reports on Form 10-Q for the first and second quarters of 2005.

The Corporation continues to respond to subpoenas, examinations, inquiries and requests for information from the Department of Labor and other regulatory, governmental, and law enforcement agencies relating to the securities industry.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)   In 1995, State Street’s Board of Directors authorized the purchase of State Street common stock for use in employee benefit programs and for general corporate purposes. On February 17, 2005, the 1995 stock purchase program was terminated. In its place, the Board of Directors authorized a new stock purchase program for State Street Common Stock. The number of shares authorized for purchase under the 2005 stock purchase program is 15 million shares. Under the 2005 program, 5.3 million shares have been purchased and as of September 30, 2005, 9.7 million shares remain available for future purchases.

Additionally, shares may be acquired in open market purchases by a third-party trustee for a consolidated trust for deferred compensation plans that are not part of the previously mentioned stock purchase program. The trust purchased 10,000 shares during the quarter ended September 30, 2005.

The following table discloses purchases of Common Stock by the Corporation and related information for the quarter ended September 30, 2005:

(Shares in thousands)	Number of Shares Purchased(1)	Average Price Per Share	Number of Shares Purchased Under Publicly- Announced Program	Maximum Number of Shares Yet to Be Purchased Under Program
July 1–July 31, 2005	—	—	—	12,814
August 1–August 31, 2005	2,044	$48.05	2,044	10,770
September 1–September 30, 2005	1,056	49.37	1,046	9,724
Total	3,100	48.50	3,090

(1)                 Includes 10,000 shares purchased in September 2005 in open-market transactions during the period by an independent agent in connection with a consolidated trust for deferred compensation plans of the Corporation, not part of the publicly announced stock purchase program.

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

STATE STREET CORPORATION
Date: November 3, 2005	By:	/s/ EDWARD J. RESCH
Edward J. Resch Executive Vice President and Chief Financial Officer
Date: November 3, 2005	By:	/s/ PAMELA D. GORMLEY
Pamela D. Gormley Executive Vice President and Corporate Controller

EXHIBIT INDEX

(filed herewith)

12	Ratio of earnings to fixed charges
15	Letter regarding unaudited interim financial information
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certifications