Form 10-K
period 2005-12-31
STATE STREET CORP
filed 2006-02-21
CIK 93751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR
[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __ to __
Commission File No. 0-5108

STATE STREET CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts (State or other jurisdiction of incorporation) One Lincoln Street Boston, Massachusetts (Address of principal executive office)	04-2456637 (I.R.S. Employer Identification No.) 02111 (Zip Code)

617-786-3000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of Each Class)	(Name of each exchange on which registered)
Common Stock, $1 par value Preferred share purchase rights	Boston Stock Exchange New York Stock Exchange Archipelago Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X] No [  ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |X|	Accelerated Filer |_|	Non- Accelerated filer |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2005) was $16,042,859,866.

The number of shares of the registrant’s Common Stock outstanding as of January 31, 2006 was 335,192,584.

Portions of the following documents are incorporated into the Parts of this Report on Form 10-K indicated below:

(1)	The registrant’s definitive Proxy Statement for the 2006 Annual Meeting to be filed pursuant to Regulation 14A on or before April 30, 2006 (Part III).

STATE STREET CORPORATION
Table of Contents

PART I

ITEM 1. BUSINESS

State Street Corporation is a financial holding company organized under the laws of the Commonwealth of Massachusetts, and through its subsidiaries, provides a full range of products and services for institutional investors worldwide. Unless otherwise indicated or unless the context requires otherwise, all references in this Form 10-K to “State Street,” “we,” “us,” “our” or similar terms mean State Street Corporation and its subsidiaries on a consolidated basis. The parent company is a legal entity separate and distinct from its subsidiaries, assisting those subsidiaries by providing financial resources and management. At December 31, 2005, we had total assets of $97.97 billion, total deposits of $59.65 billion, total shareholders’ equity of $6.37 billion and 20,965 employees. Our executive offices are located at One Lincoln Street, Boston, Massachusetts 02111 (telephone (617) 786-3000).

We make available, without charge, on or through our Internet website at www.statestreet.com all reports we electronically file with, or furnish to, the Securities and Exchange Commission, or “SEC,” including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments to those reports, as soon as reasonably practicable after those documents have been filed with, or furnished to, the SEC. These documents are also accessible on the SEC’s website at www.sec.gov. We have included the web addresses of State Street and the SEC as inactive textual references only. Except as specifically incorporated by reference into this Form 10-K, information on those websites is not part of this Form 10-K.

We have adopted Corporate Governance Guidelines, as well as written charters for the Executive Committee, the Examining and Audit Committee, the Executive Compensation Committee, and the Nominating and Corporate Governance Committee of the Board of Directors, or “Board,” and a Code of Ethics for Financial Officers, a Standard of Conduct for Directors, and a Standard of Conduct for our employees. Each of these documents is posted on our website, and each is available in print to any shareholder who requests it by writing to the Office of the Secretary, State Street Corporation, One Lincoln Street, Boston, Massachusetts 02111.

GENERAL DEVELOPMENT OF BUSINESS

We were organized in 1970 and we conduct our business primarily through our principal banking subsidiary, State Street Bank and Trust Company, which we refer to in this Form 10-K as “State Street Bank” or “the Bank.” State Street Bank traces its beginnings to the founding of the Union Bank in 1792. The charter under which State Street Bank now operates was authorized by a special act of the Massachusetts Legislature in 1891, and its present name was adopted in 1960.

With $10.12 trillion of assets under custody and $1.44 trillion of assets under management at year-end 2005, we are a leading specialist in meeting the needs of institutional investors worldwide. Our customers include mutual funds and other collective investment funds, corporate and public pension funds, investment managers, and others. In addition to the United States, or “U.S.,” we operate in Australia, Austria, Belgium, Canada, Cayman Islands, Chile, France, Germany, India, Ireland, Italy, Japan, Luxembourg, Mauritius, Netherlands, New Zealand, People’s Republic of China, Singapore, South Africa, South Korea, Switzerland, Taiwan, Thailand, United Arab Emirates and the United Kingdom.

For discussions of our business activities, as well as our management of capital, liquidity, market risk, including interest-rate risk, and other risks inherent in our businesses, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included under Item 7 of this Form 10-K. Financial information with respect to our non-U.S. activities is included in Note 24 of the “Notes to Consolidated Financial Statements” included under Item 8 of this Form 10-K.

State Street Corporation   1

LINES OF BUSINESS

We report two lines of business: Investment Servicing and Investment Management. For additional information about our lines of business, see the “Line of Business Information” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included under Item 7, and Note 23 of the “Notes to Consolidated Financial Statements” included under Item 8, of this Form 10-K.

COMPETITION

We operate in a highly competitive environment in all areas of our business worldwide. We face competition from other financial services institutions, deposit-taking institutions, investment management firms, insurance companies, mutual funds, broker/dealers, investment banking firms, benefits consultants, leasing companies, and business service and software companies. As we expand globally, we encounter additional sources of competition.

We believe that there are certain key competitive considerations in these markets. These considerations include, for investment servicing: quality of service, economies of scale, technological expertise, quality and scope of sales and marketing, and price; and for investment management: expertise, experience, the availability of related service offerings, and price.

Our competitive success will depend upon our ability to develop and market new and innovative services, to adopt or develop new technologies, to bring new services to market in a timely fashion at competitive prices, to continue and expand our relationships with existing customers and to attract new customers.

SUPERVISION AND REGULATION

We are registered with the Board of Governors of the Federal Reserve System, or “Federal Reserve Board,” as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended, or “the Act.” The Act, with certain exceptions, limits the activities in which we and our non-bank subsidiaries may engage, including non-bank companies for which we own or control more than 5% of a class of voting shares, to those that the Federal Reserve Board considers to be closely related to banking or managing or controlling banks. The Federal Reserve Board may order a bank holding company to terminate any activity or its ownership or control of a non-bank subsidiary if the Federal Reserve Board finds that such activity, ownership or control constitutes a serious risk to the financial safety, soundness or stability of a subsidiary bank or is inconsistent with sound banking principles or statutory purposes. In the opinion of management, all of our present subsidiaries operate within the statutory standard or are otherwise permissible. The Act also requires a bank holding company to obtain prior approval of the Federal Reserve Board before it may acquire substantially all the assets of any bank or ownership or control of more than 5% of the voting shares of any bank.

The parent company elected to become a financial holding company, or “FHC,” which reduces to some extent the restrictions on our activities. An FHC and the companies under its control are permitted to engage in activities considered “financial in nature” as defined by the Gramm-Leach-Bliley Act and Federal Reserve Board interpretations, and therefore may engage in a broader range of activities than permitted for bank holding companies and their subsidiaries. FHCs may engage directly or indirectly in activities considered financial in nature, either de novo or by acquisition, provided the financial holding company gives the Federal Reserve Board after-the-fact notice of the new activities. Activities defined to be financial in nature include, but are not limited to, the following: providing financial or investment advice; underwriting; dealing in or making markets in securities; merchant banking, subject to significant limitations; and any activities previously found by the Federal Reserve Board to be closely related to banking. In order to maintain status as an FHC, each of a bank holding company’s depository subsidiaries must be well capitalized and well managed, as judged by regulators, and must comply with Community Reinvestment Act obligations. Failure to maintain such standards may ultimately permit the Federal Reserve Board to take certain enforcement actions against such company.

Many aspects of our business are subject to regulation by other U.S. federal and state governmental and regulatory agencies and self-regulatory organizations (including securities exchanges), and by non-U.S. governmental and regulatory agencies and self-regulatory organizations. Aspects of our public disclosure, corporate governance principles and internal control systems are subject to the Sarbanes-Oxley Act of 2002 and related regulations and rules of the SEC and the New York Stock Exchange, or “NYSE.”

2   State Street Corporation

Capital Adequacy

Like other bank holding companies, we are subject to Federal Reserve Board minimum risk-based capital and leverage ratio guidelines. State Street Bank is subject to similar risk-based capital and leverage ratio guidelines. As of December 31, 2005, our capital levels on a consolidated basis, and the capital levels of the Bank, exceeded the applicable minimum capital requirements. Failure to meet capital requirements could subject us to a variety of enforcement actions, including the termination of deposit insurance of the Bank by the Federal Deposit Insurance Corporation, or “FDIC,” and to certain restrictions on our business that are described further in this “Supervision and Regulation” section.

For additional information about our capital position and capital adequacy, refer to the “Capital” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included under Item 7, and Note 13 of the “Notes to Consolidated Financial Statements” included under Item 8, of this Form 10-K.

Subsidiaries

The Federal Reserve System is the primary federal banking agency responsible for regulating us and our subsidiaries, including State Street Bank, for both U.S. and non-U.S. operations.

Our banking subsidiaries are subject to supervision and examination by various regulatory authorities. State Street Bank is a member of the Federal Reserve System and the FDIC and is subject to applicable federal and state banking laws and to supervision and examination by the Federal Reserve Bank of Boston, as well as by the Massachusetts Commissioner of Banks, the FDIC, and the regulatory authorities of those countries in which a branch of the Bank is located. Other subsidiary trust companies are subject to supervision and examination by the Office of the Comptroller of the Currency, other offices of the Federal Reserve System or by the appropriate state banking regulatory authorities of the states in which they are located. Our non-U.S. banking subsidiaries are subject to regulation by the regulatory authorities of the countries in which they are located. The capital of each of these banking subsidiaries is in excess of the minimum legal capital requirements as set by those authorities.

The parent company and its non-bank subsidiaries are affiliates of State Street Bank under federal banking laws, which impose certain restrictions on transfers of funds in the form of loans, extensions of credit, investments or asset purchases from the Bank to the parent and its non-bank subsidiaries. Transfers of this kind to affiliates by State Street Bank are limited with respect to each affiliate to 10% of the Bank’s capital and surplus and to 20% in the aggregate for all affiliates, and are subject to certain collateral requirements. As a bank holding company, the parent company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or lease or sale of property or furnishing of services. Federal law also provides that certain transactions with affiliates must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions involving other non-affiliated companies or, in the absence of comparable transactions, on terms and under circumstances, including credit standards, that in good faith would be offered to, or would apply to, non-affiliated companies. The Federal Reserve Board has jurisdiction to regulate the terms of certain debt issues of bank holding companies. Federal law provides as well for a depositor preference on amounts realized from the liquidation or other resolution of any depository institution insured by the FDIC.

We are subject to the USA PATRIOT Act of 2001, which contains anti-money laundering and financial transparency laws and requires implementation of regulations applicable to financial services companies, including standards for verifying client identification and monitoring client transactions and detecting and reporting suspicious activities. Anti-money laundering laws outside the U.S. contain similar requirements.

Our investment management subsidiary is registered as an investment adviser with the SEC. Our U.S. broker-dealer subsidiary is registered as a broker-dealer with the SEC, is subject to regulation by the SEC (including the SEC’s net capital rule) and is a member of the National Association of Securities Dealers, a self-regulatory organization. Many aspects of our investment management activities are subject to federal and state laws and regulations primarily intended to benefit the investment product holder. These laws and regulations generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict us from carrying on our investment management activities in the event that we fail to comply with such laws and regulations, and examination authority. Our business relating to investment management

State Street Corporation   3

and trusteeship of collective trust funds and separate accounts offered to employee benefit plans subject to ERISA is subject to regulation by the U.S. Department of Labor.

Our businesses, including our investment management and securities and futures businesses, are also regulated extensively by non-U.S. governments, securities exchanges, self-regulatory organizations, central banks and regulatory bodies, especially in those jurisdictions in which we maintain an office. For instance, the Financial Services Authority, the London Stock Exchange, and the Euronext.liffe regulate activities in the United Kingdom; the Deutsche Borse AG and the Federal Financial Supervisory Authority regulate activities in Germany; and the Financial Services Agency, the Bank of Japan, the Japanese Securities Dealers Association and several Japanese securities and futures exchanges, including the Tokyo Stock Exchange, regulate activities in Japan. We have established policies, procedures, and systems designed to comply with these requirements. However, as a global financial services institution, we face complexity and costs in our worldwide compliance efforts.

Most of our non-U.S. operations are conducted pursuant to Federal Reserve Board Regulation K through State Street Bank’s Edge Act corporation subsidiary or through international branches of the Bank. An Edge Act corporation is a corporation organized under federal law that, in general, conducts foreign business activities. With prior approval of the Federal Reserve Board, State Street Bank may invest up to 20% of its capital and surplus in Edge Act and Agreement corporation subsidiaries. In 2005, the Bank received approval to invest 18% of its capital and surplus, which is less than the maximum 20% permitted by law.

Historically, we generally have invested abroad through our Edge Act corporation subsidiaries. However, under Federal Reserve Board Regulation Y, we may continue to make new investments abroad directly (through the parent company or through direct, non-bank subsidiaries of the parent company) or through international bank branch expansion without being subject to the 20% investment limitation for Edge Act corporation subsidiaries. We cannot predict with certainty the impact of the Edge Act corporation subsidiary investment limitation on the pace of our future international expansion. Nonetheless, in light of available alternatives, we do not believe that the Edge Act corporation subsidiary investment limitation will materially limit our ability to expand internationally.

We are also subject to the Massachusetts bank holding company statute. The Massachusetts statute requires prior approval by the Massachusetts Board of Bank Incorporation for our acquisition of more than 5% of the voting shares of any additional bank and for other forms of bank acquisitions.

Support of Subsidiary Banks

Under Federal Reserve Board guidelines, a bank holding company is required to act as a source of financial and managerial strength to its subsidiary banks. Under these guidelines, the parent company is expected to commit resources to the Bank and any other subsidiary bank in circumstances where it might not do so absent such guidelines. In the event of our bankruptcy, any commitment by the parent company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and will be entitled to a priority payment.

ECONOMIC CONDITIONS AND GOVERNMENT POLICIES

Economic policies of the U.S. government and its agencies influence our operating environment. Monetary policy conducted by the Federal Reserve Board directly affects the level of interest rates, which may impact overall credit conditions of the economy. Policy is applied by the Federal Reserve Board through open market operations in U.S. government securities, changes in reserve requirements for depository institutions, and changes in the discount rate and availability of borrowing from the Federal Reserve. Government regulation of banks and bank holding companies is intended primarily for the protection of depositors of the banks, rather than for the shareholders of the institutions.

STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES

The following information, provided under Items 6, 7 and 8 of this Form 10-K, is incorporated by reference herein:

4   State Street Corporation

“Selected Financial Highlights” table (Item 6) — presents return on average common equity, return on average assets, common dividend payout and equity-to-assets ratios.

“Distribution of Average Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential” tables (Item 8) — presents average balance sheet amounts, related taxable-equivalent interest earned or paid, related average yields and rates paid and changes in taxable-equivalent interest income and expense for each major category of interest earning assets and interest bearing liabilities.

Note 3, “Investment Securities,” of the “Notes to Consolidated Financial Statements” (Item 8) and “Investment Securities” section included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Item 7) — discloses information regarding book values, market values, maturities and weighted average yields of securities (by category).

Note 1, “Summary of Significant Accounting Policies — Loans and Lease Financing” of the “Notes to Consolidated Financial Statements” (Item 8) — discloses our policy for placing loans and leases on non-accrual status.

Note 4, “Loans and Lease Financing,” of the “Notes to Consolidated Financial Statements” (Item 8) and “Loans and Lease Financing” section included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Item 7) — discloses distribution of loans, loan maturities and sensitivities of loans to changes in interest rates.

“Loans and Lease Financing” and “Cross-Border Outstandings” sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Item 7) — discloses information regarding cross-border outstandings and other loan concentrations of State Street.

“Credit Risk” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Item 7) and Note 4, “Loans and Lease Financing,” of the “Notes to Consolidated Financial Statements” (Item 8) — presents the allocation of the allowance for loan losses, and a description of factors which influenced management’s judgment in determining amounts of additions or reductions to the allowance charged or credited to results of operations.

“Distribution of Average Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential” tables (Item 8) — discloses deposit information.

Note 7, “Short-Term Borrowings,” of the “Notes to Consolidated Financial Statements” (Item 8) — discloses information regarding short-term borrowings of State Street.

ITEM 1A. RISK FACTORS

This Form 10-K contains statements (including, without limitation, statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in this Form 10-K under Item 7), that are considered “forward-looking statements” within the meaning of U.S. federal securities laws. In addition, State Street may make other written or oral communications from time to time that contain forward-looking statements. Forward-looking statements, including statements as to industry trends, future expectations of State Street and other matters that do not relate strictly to historical facts, are based on certain assumptions by management, and are often identified by such forward-looking terminology as “expect,” “look,” “believe,” “anticipate,” “may,” “will,” “trend” and “goal,” or similar statements or variations of such terms. Forward-looking statements may include statements about State Street’s confidence and strategies and its expectations about revenue and market growth, acquisitions and divestitures, new technologies, services and opportunities, and earnings. Forward-looking statements are subject to various risks and uncertainties, which change over time, and speak only as of the date they are made.

In addition to factors mentioned elsewhere in this Form 10-K or previously disclosed in our SEC filings, including our reports on Form 10-Q and Form 8-K (accessible on the SEC’s website at www.sec.gov or on our website at www.statestreet.com), the factors discussed below, among others, could cause actual results to differ materially from those contemplated by the forward-looking statements, and future results could differ materially from historical performance. State Street undertakes no obligation to revise the forward-looking statements contained in this Form 10-K to reflect events after the date of this Form 10-K.

State Street Corporation   5

If market interest rates rise, our securities finance and net interest revenues can be negatively affected in the short term.

The levels of global market interest rates, the shape of the yield curve, the direction and speed of interest-rate changes, and the asset and liability spreads relative to the currency and geographic mix of our interest-bearing assets and interest-bearing liabilities affect our securities finance and net interest revenue. In the short term, our net interest revenue and securities finance revenue benefit from falling interest rates and are negatively affected by rising interest rates because our interest-bearing liabilities generally reprice sooner than our interest-earning assets. The rate of adjustment to higher or lower rates will depend on the relative duration of assets and liabilities. In general, sustained lower interest rates, a flat yield curve and narrow interest-rate spreads have a constraining effect on net interest revenue and securities finance revenue growth. Market interest rates, which affect the economic value of our demand deposits, also impact the value of certain derivative financial instruments whose changes in value are reflected in trading services and processing fees and other revenue in our consolidated statement of income.

If values in worldwide securities markets decline, our revenue and earnings can be adversely affected.

As asset values in worldwide financial markets increase or decrease, our opportunities to invest and service financial assets change. Because a portion of our fees is based on the value of assets under custody and management, fluctuations in the valuation of worldwide securities markets will affect revenue. We estimate that a 10% increase or decrease in worldwide equity values would result in a corresponding change in our total revenue of approximately 2%. If fixed income security values worldwide were to increase or decrease by 10%, we would anticipate a corresponding change of approximately 1% in our total revenue. Because many of the costs of providing our services are relatively fixed, a decline in revenue could have a disproportionate effect on our earnings.

If foreign exchange rate volatility decreases, our revenue can be adversely affected.

The degree of volatility in foreign exchange rates can affect our foreign exchange trading revenue. In general, we benefit from currency volatility, and foreign exchange revenue is likely to decrease during times of decreased currency volatility. In addition, as our business grows globally, our exposure to changes in foreign currency exchange rates could impact our level of revenue, expense and net income and the value of our investments in our non-U.S. operations.

If we do not maintain our capital requirements and our status as a “well-capitalized” financial holding company, there could be an adverse effect on the manner in which we do business and on the confidence of our customers in us.

Under regulatory capital adequacy guidelines, we and our principal banking subsidiary, State Street Bank, must meet guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items. Failure to meet minimum capital requirements could have a material effect on our financial condition and could subject us to a variety of enforcement actions, as well as certain restrictions on our business. Failure to maintain the status of “well capitalized” under the regulatory framework could affect our status as a financial holding company and eligibility for a streamlined review process for acquisition proposals, and deterioration in the confidence that our customers have in us, which can lead to a decline in the demand for our products and affect the prices that we are able to charge for our services. In addition to being well-capitalized, State Street and State Street Bank are subject to guidelines that involve qualitative judgments by regulators about the entities’ status as well-managed and the entities’ compliance with Community Reinvestment Act obligations.

If there is a decline in individual savings rates, our business can be adversely affected.

We generally benefit when individuals invest their savings in mutual funds, other collective funds and defined contribution plans. Changes in savings rates or investment styles may affect revenue. If there is a decline in the savings rates of individuals, or if there is a change in investment preferences that leads to fewer

6   State Street Corporation

investments in mutual funds, other collective investment funds, and defined contribution plans, our revenue may be adversely affected.

While increased cross-border investing by our customers worldwide benefits our revenue, increased worldwide economic and political instability can adversely affect our business.

Our revenue may increase or decrease depending upon the extent of increases or decreases in cross-border investments made by our customers. The terrorist attacks that took place in the United States on September 11, 2001, and subsequent military action and terrorist activities, have caused economic and political uncertainties. These activities and the national and global efforts to combat terrorism, and other military activities and outbreaks of hostilities have affected and may further adversely affect economic growth. Such events could result in decreased cross-border investment activities and may have other adverse effects on many companies, including ours, in ways that are not predictable.

If there is a decline in the pace at which customers outsource their middle office or investment management operations, our business can be adversely affected.

In recent years, investment manager and hedge fund manager operations outsourcing have been areas of rapid growth in our business. If the demand for these types of services declines, we could see a slowing in the growth rate of our revenue.

If we do not perform effectively under our outsourcing contracts, we may not generate the operating margins that we expect, or we may lose customers before we earn back our investment in the contracts.

We enter into long-term contracts to provide middle office or investment manager and hedge fund manager operations outsourcing services to customers. Services that we provide include trade order management, trade support and fail management, reconciliations, cash reporting and management, custodian communications for settlements, accounting systems, collateral management and information technology development. These contracts often extend eight to ten years and require considerable up-front investments by us, including technology and conversion costs. Performance risk exists in each contract, since these contracts are dependent upon the successful conversion and implementation of the activities onto our own operating platforms. Our operating margins, and as a result our profitability, are largely a function of our ability to accurately calculate pricing for our services, our ability to control our costs and our ability to maintain the relationship with the customer for an adequate period of time to recover the up-front investment. The long-term nature of these contracts creates a risk that our pricing for the products and services we provide might not be adequate to generate expected operating margins.

If we do not successfully integrate businesses that we acquire, or successfully complete divestitures, we may not realize the expected benefits of the transaction.

Acquisitions of complementary businesses and technologies, development of strategic alliances and divestitures of portions of our business are an active part of our overall business strategy. We have completed several acquisitions, alliances and divestitures in recent years. However, there can be no assurance that services, technologies, key personnel or businesses of acquired companies will be effectively assimilated into our business or service offerings, that alliances will be successful, or that related expectations concerning future revenue growth or cost savings will be achieved. In addition, we may not be able to successfully manage the conversion of divested businesses to the buyer on satisfactory terms, if at all, and divestitures may result in a reduction of total revenue and net income.

If we are subject to changes in tax legislation, the interpretation of existing tax laws worldwide or changes in accounting principles, we may be required to report a material charge to our results of operations.

In the normal course of business, we are subject to challenges from U.S. and non-U.S. tax authorities regarding the amount of taxes due. These challenges may result in adjustments to the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. In recent years, the U.S. Internal Revenue Service, or “IRS,” has proposed to disallow tax deductions related to cross-border leasing

State Street Corporation   7

transactions, which could have an adverse impact on our results of operations. Additionally, the Financial Accounting Standards Board has been considering making changes to the accounting guidance related to uncertain tax positions and leveraged leases. While such changes may not have an economic impact on our business, these changes could affect the attainment of our current financial goals.

If the pace of pension reform slows, or if pension reform does not occur, our revenue and earnings can be adversely affected.

We expect our business to benefit from worldwide pension reform that creates additional pools of assets that use custody and related services, and investment management services. The pace of pension reform and resulting programs, including public and private pension schemes, may affect the pace of our revenue growth.

If we do not maintain compliance with governmental regulation, we can be subject to fines, penalties or restrictions of business in the jurisdiction where the violation occurred, which can adversely impact our business.

Our businesses are subject to stringent regulation and examination by U.S. federal and state governmental and regulatory agencies and self-regulatory organizations (including securities exchanges), and by non-U.S. governmental and regulatory agencies and self-regulatory organizations. In addition, our customers have a broad array of complex and specialized servicing, confidentiality and fiduciary requirements. We have established policies, procedures and systems designed to comply with these regulatory and operational risk requirements. However, as a global financial services institution, we face complexity and costs in our worldwide compliance efforts. We also face the potential for loss resulting from inadequate or failed internal processes, employee supervisory or monitoring mechanisms, or other systems or controls, and from external events, which could have a material impact on our future results of operations. Also, adverse publicity and damage to our reputation arising from the failure or perceived failure to comply with legal, regulatory or contractual requirements could affect our ability to attract and retain customers or maintain access to capital markets, or could result in enforcement actions, fines, penalties and lawsuits.

If, for regulatory reasons, we are limited in our ability to invest additional capital in subsidiaries outside the United States, we may not be able to stay competitive in those markets, and our business could suffer.

Federal laws and related regulations limit the amount that banks, including State Street Bank, may invest in non-U.S. subsidiaries. This limitation could affect the pace of future international expansion by State Street Bank through this type of subsidiary.

Investigations into the financial services industry can adversely affect our business.

We are broadly involved with the global securities industry including, in particular, the mutual fund industry. Financial reporting irregularities involving large and well-known companies, and governmental and regulatory investigations of securities and mutual fund industry practices and behavior, may have adverse effects on us in ways that are not predictable. Governmental and regulatory agencies have sought information from us in connection with investigations relating to that industry that has resulted in additional expenses and staffing resources in providing responses.

If the business continuity and disaster recovery plans that we have in place are not adequate to continue our operations in the event of a disaster, the business disruption can adversely impact our operations.

External events, including terrorist or military actions, or an outbreak of disease, such as Asian Influenza, or “bird flu,” and resulting political and social turmoil could cause unforeseen damage to our physical facilities, or could cause delays or disruptions to operational functions, including information processing and financial market settlement functions. Additionally, our customers, vendors and counterparties could suffer from such events. Should these events affect us, or the customers, vendors or counterparties with which we conduct business, our results of operations could be adversely affected.

8   State Street Corporation

If we are not able to anticipate and keep pace with rapid changes in technology, or do not respond to rapid technological changes in our industry, or if growth in the use of technology in business is not as rapid as in the past, our business can be adversely affected.

Technological change often creates opportunities for product differentiation and reduced costs, as well as the possibility of increased expenses. Developments in the securities processing industry, including shortened settlement cycles and straight-through-processing, will result in changes to existing procedures. Alternative delivery systems have emerged, including the widespread use of the Internet. Our financial performance depends, in part, on our ability to develop and market new and innovative services, and to adopt or develop new technologies that differentiate our products or provide cost efficiencies. The risks inherent in this process include rapid technological change in the industry, our ability to access technical and other information from customers, and the significant and ongoing investments required to bring new services to market in a timely fashion at competitive prices. A further risk is the introduction by competitors of services that could replace or provide lower-cost alternatives to our services.

If we are unsuccessful in protecting our proprietary rights, or if we are found to have violated the proprietary rights of others, we can experience a decline in revenue or an increase in expenses.

We use trademark, trade secret, copyright, patent and other proprietary rights procedures to protect our technology. Despite these efforts, we cannot be certain that the steps taken by us to prevent unauthorized use of proprietary rights are sufficient to prevent misappropriation of technology, particularly outside the United States where laws or law enforcement practices may not protect proprietary rights as fully as in the U.S. In addition, no assurance can be given that the courts will adequately enforce contractual agreements that we have entered into to protect our proprietary technology. If any of our proprietary information were misappropriated by, or otherwise disclosed to, our competitors, our competitive position could be adversely affected. In the event a third party asserts a claim of infringement of its proprietary rights, obtained through patents or otherwise, against us, we may be required to spend significant resources to defend against such claims, develop a non-infringing program or process, or obtain a license to the infringed process.

If our access to the capital markets is limited, our capital resources and liquidity could be adversely affected.

We depend on access to global capital markets to provide us with sufficient capital resources and liquidity to meet our commitments and business needs and accommodate the transaction and cash management needs of our customers. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of debt purchasers, depositors or counterparties participating in the capital markets in general or with us in particular, or a downgrade of our debt rating, may adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity.

If there is a significant economic downturn in either a country or a region, or the failure of a significant individual counterparty, our credit and counterparty risk profile could be adversely affected and result in loss.

Our focus on large institutional investors and their businesses requires that we assume credit and counterparty risk, both on- and off-balance sheet, in a variety of forms. We provide, on a limited basis, traditional loan products to customers, based upon credit quality and other factors. We also provide customers with off-balance sheet liquidity and credit enhancement facilities in the form of letters of credit, lines of credit and liquidity asset purchase agreements, subject to credit analysis and an approval and review process. We invest in financial instruments, including investment securities and derivative instruments, which are also subject to risk management processes.

The credit quality of our on- and off-balance sheet exposures may be affected by many factors, such as economic and business conditions or deterioration in the financial condition of an individual counterparty or group of counterparties. In the event of poor economic conditions in a particular country or region, or the failure of a significant counterparty or group of counterparties, there is a greater likelihood that more of our customers or counterparties could become delinquent on their loans or other obligations to us, or that the

State Street Corporation   9

special purpose entities we administer could experience deterioration in asset performance. This could result in higher levels of credit-related losses, which could adversely affect our earnings.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our headquarters are located at State Street Financial Center, One Lincoln Street, Boston, Massachusetts, a 36-story office building. We have leased the entire 1,025,000 square feet of this building, as well as the entire 366,000-square-foot parking garage at One Lincoln Street, under 20-year non-cancelable capital leases. A portion of the lease payments is offset by a sublease for 160,000 square feet of the building.

We own two buildings located in Quincy, Massachusetts. The buildings, containing a total of approximately 822,000 square feet, function as State Street Bank’s principal operations facilities. Additionally, we own a 92,000-square-foot building in Westborough, Massachusetts, and a 138,000-square-foot building in Grafton, Massachusetts, each of which is used as a data center.

Our remaining offices and facilities around the world are leased. We enter into operating leases to meet the needs of our operations and to expand our geographic reach.

Additional information about our occupancy costs, including commitments under non-cancelable leases, is in Note 18 of the “Notes to Consolidated Financial Statements” included in this Form 10-K under Item 8.

ITEM 3. LEGAL PROCEEDINGS

We are broadly involved with the global securities industry, including the mutual fund industry. Securities industry practices and the mutual fund industry in the U.S. continue to be the subject of intense regulatory, governmental and public scrutiny. In that regard, we have received various industry-related regulatory, governmental and law enforcement inquiries and subpoenas relating to our activities and the activities of our mutual fund customers, including inquiries and subpoenas from the U.S. Department of Labor relating to market timing and late-trading activities. We continue to respond to these regulatory, governmental and law enforcement inquiries and subpoenas in the normal course of business. We are also involved in various legal proceedings that arise in the normal course of business. In the opinion of management, after discussion with counsel, these regulatory, governmental and law enforcement inquiries and subpoenas, and legal proceedings can be successfully defended or resolved without a material adverse effect on our financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

10   State Street Corporation

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with regard to each of our executive officers. As used in this section, the term “executive officer” corresponds to those positions designated as such for SEC purposes.

Name	Age	Position	Year Elected (1)
Ronald E. Logue	60	Chairman and Chief Executive Officer	2004
Joseph C. Antonellis	51	Executive Vice President and Chief Information Officer	1999/2002
Jeffrey N. Carp	49	Executive Vice President and Chief Legal Officer	2006
Joseph W. Chow	53	Executive Vice President	1996
Charles C. Cutrell, III	51	Executive Vice President, General Counsel and Secretary	2004
Pamela D. Gormley	57	Executive Vice President and Corporate Controller	2004
Joseph L. Hooley	48	Executive Vice President	2000
William W. Hunt	43	Executive Vice President; President and Chief Executive Officer, State Street Global Advisors	2001/2005
Edward J. O’Brien	51	Executive Vice President and Treasurer	2001/2005
David C. O’Leary	59	Executive Vice President	2005
James S. Phalen	55	Executive Vice President	1992
Edward J. Resch	53	Executive Vice President and Chief Financial Officer	2002
Stanley W. Shelton	51	Executive Vice President	1995
(1)	For officers where two years are listed, the first year indicates the year they were elected as executive vice president, and the second year indicates the year they received the additional title as it appears in the table.

All executive officers are elected by the Board. The Chairman and Treasurer have been elected to hold office until the next annual meeting of shareholders or until their successors are chosen and qualified. Other executive officers hold office at the discretion of the Board. There are no family relationships among any of our directors and executive officers. All of the executive officers have been officers of State Street for five years or more, with the exception of Ms. Gormley and Messrs. Carp, O’Leary and Resch. Mr. Chow, who first joined State Street in 1990, left State Street in August 2003 and returned in July 2004. Mr. Phalen, who first joined State Street in 1992, left State Street in April 2000 and returned in March 2005.

Mr. Carp joined State Street as an executive officer in January 2006. From April 2004 until December 2005, Mr. Carp served as executive vice president and general counsel of Massachusetts Financial Services, an investment management and research company. From 1989 until 2004, Mr. Carp was a senior partner at the law firm of Hale and Dorr LLP, where he was an attorney since 1982.

Ms. Gormley joined State Street as an executive officer in 2004. Prior to joining State Street, she served as executive vice president and corporate controller of FleetBoston Financial Corporation, a major multi-national bank based in Boston, Massachusetts. Prior to that, she held senior positions at Cleveland-based KeyCorp, and at U.S. Bancorp in Portland, Oregon.

Mr. O’Leary joined State Street as an executive officer in 2005. Prior to joining State Street, he served as a senior advisor to Credit Suisse First Boston after serving as Managing Director and Global Head of Human Resources with that organization for more than 18 years. Prior to that, he was a vice president at Merrill Lynch.

Mr. Resch joined State Street as an executive officer in 2002. Prior to joining State Street, he was managing director and chief financial officer of Pershing, LLC, a subsidiary of Credit Suisse First Boston Corporation, which provides brokerage processing and investment services. Prior to that, he served as managing director and chief accounting officer at Donaldson, Lufkin & Jenrette, Inc.

State Street Corporation   11

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR REGISTRANT’S COMMON EQUITY

Our Common Stock is listed on the New York, Boston and Archipelago Stock Exchanges, under the ticker symbol STT. There were 4,399 shareholders of record at December 31, 2005. Information concerning the market prices of, and dividends on, our common stock during the past two years is included in this Form 10-K under Item 8, under the caption “Quarterly Summarized Financial Information.”

Our Board authorized the purchase of our common stock for general corporate purposes, including employee benefit programs, under a publicly announced stock purchase program, first authorized by the Board in 1995. During the first quarter of 2005, 2.9 million shares were purchased under the 1995 stock purchase program. In February 2005, the 1995 stock purchase program was terminated, and in its place, the Board authorized the purchase of 15 million shares under the 2005 stock purchase program. During 2005, 10.2 million shares were purchased under the 2005 stock purchase program, and at December 31, 2005, 4.8 million shares remained available for future purchases. We employ third-party broker-dealers to acquire shares on the open market for our publicly announced stock purchase program.

Additionally, shares may be acquired by a consolidated trust, held by an external trustee, for other deferred compensation plans that are not purchased as part of the publicly announced stock purchase programs. Shares are purchased in open-market transactions by the trustee. A total of 46,000 shares were purchased by the trust during 2005.

The following table presents purchases of our common stock and related information for the three months ended December 31, 2005. The “Number of Shares Purchased” for the month of October 2005 included 11,000 shares purchased in open-market transactions during the period by an independent agent in connection with the consolidated trust for our deferred compensation plans, and were not purchased as part of our publicly announced stock purchase program.

	Number of Shares Purchased	Average Price Per Share	Number of Shares Purchased Under Publicly Announced Program	Maximum Number of Shares Yet to Be Purchased Under Publicly Announced Program
(Shares in thousands)
October 1 – October 31, 2005	938	$54.29	927	8,797
November 1 – November 30, 2005	2,089	57.03	2,089	6,708
December 1 – December 31, 2005	1,905	58.52	1,905	4,803
Total	4,932		4,921

12   State Street Corporation

RELATED STOCKHOLDER MATTERS

As a bank holding company, the parent company is a legal entity separate and distinct from its principal banking subsidiary, State Street Bank, and its non-bank subsidiaries. The right of the parent company to participate as a shareholder in any distribution of assets of State Street Bank upon its liquidation, reorganization or otherwise is subject to the prior claims by creditors of State Street Bank, including obligations for federal funds purchased and securities sold under repurchase agreements and deposit liabilities. Payment of dividends by State Street Bank is subject to provisions of the Massachusetts banking law, which provide that dividends may be paid out of net profits provided (i) capital stock and surplus remain unimpaired, (ii) dividend and retirement fund requirements of any preferred stock have been met, (iii) surplus equals or exceeds capital stock, and (iv) losses and bad debts, as defined, in excess of reserves specifically established for such losses and bad debts, have been deducted from net profits.

Under the Federal Reserve Act, the approval of the Federal Reserve Board would be required if dividends declared by State Street Bank in any year exceeded the total of its net profits for that year combined with retained net profits for the preceding two years, less any required transfers to surplus. Information concerning dividends from our subsidiary banks is in Note 13 of the “Notes to Consolidated Financial Statements” included in this Form 10-K under Item 8. Future dividend payments of State Street Bank and other non-bank subsidiaries cannot be determined at this time.

State Street Corporation   13

ITEM 6. SELECTED FINANCIAL DATA

	2005	2004	2003	2002	2001
(Dollars in millions, except per share data or where otherwise indicated)
FOR THE YEAR ENDED DECEMBER 31:
Total fee revenue	$4,551	$4,048	$3,556	$2,850	$2,769
Net interest revenue	907	859	810	979	1,025
Provision for loan losses	–	(18)	–	4	10
(Losses) gains on sales of available-for-sale investment securities, net	(1)	26	23	76	43
Gain on sale of Private Asset Management business, net of exit and other associated costs	16	–	285	–	–
Gain on sale of Corporate Trust business, net of exit and other associated costs	–	–	60	495	–
Total revenue	5,473	4,951	4,734	4,396	3,827
Total operating expenses	4,041	3,759	3,622	2,841	2,897
Income from continuing operations before income tax expense	1,432	1,192	1,112	1,555	930
Income tax expense from continuing operations	487	394	390	540	302
Income from continuing operations	945	798	722	1,015	628
Net loss from discontinued operations	(107)	–	–	–	–
Net income	$838	$798	$722	$1,015	$628
PER COMMON SHARE:
Basic earnings:
Continuing operations	$2.86	$2.38	$2.18	$3.14	$1.94
Net income	2.53	2.38	2.18	3.14	1.94
Diluted earnings:
Continuing operations	2.82	2.35	2.15	3.10	1.90
Net income	2.50	2.35	2.15	3.10	1.90
Cash dividends declared	.72	.64	.56	.48	.41
Closing price of common stock	55.44	49.12	52.08	39.00	52.25

AT YEAR-END:
Investment securities	$59,870	$37,571	$38,215	$28,071	$20,781
Total assets	97,968	94,040	87,534	85,794	69,850
Deposits	59,646	55,129	47,516	45,468	38,559
Long-term debt	2,659	2,458	2,222	1,270	1,217
Shareholders’ equity	6,367	6,159	5,747	4,787	3,845

Assets under custody (in billions)	$10,121	$9,497	$9,370	$6,171	$6,203
Assets under management (in billions)	1,441	1,354	1,106	763	775

Number of employees	20,965	19,668	19,850	19,501	19,753

RATIOS:
Continuing operations:
Return on shareholders’ equity	15.3%	13.3%	13.9%	24.1%	17.3%
Return on average assets	.95	.84	.87	1.28	.88
Dividend payout	25.3	26.9	25.9	15.4	21.0
Net income:
Return on shareholders’ equity	13.6	13.3	13.9	24.1	17.3
Return on average assets	.84	.84	.87	1.28	.88
Dividend payout	28.5	26.9	25.9	15.4	21.0
Average shareholders’ equity to average assets	6.2	6.3	6.3	5.3	5.1
Tier 1 risk-based capital	11.7	13.3	14.0	17.1	13.6
Total risk-based capital	14.0	14.7	15.8	18.0	14.5
Tier 1 leverage ratio	5.6	5.5	5.6	5.6	5.4
Tangible common equity to adjusted total assets	4.8	4.5	4.5	4.9	4.7

14   State Street Corporation

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

State Street Corporation and its subsidiaries on a consolidated basis report two lines of business. Investment Servicing provides services for mutual funds and collective investment funds, corporate and public retirement plans, insurance companies, foundations, endowments, and other investment pools worldwide. Products include custody, product- and participant-level accounting, daily pricing and administration; master trust and master custody; recordkeeping; foreign exchange, brokerage and other trading services; securities finance; deposit and short-term investment facilities; loans and lease financing; investment manager and hedge fund manager operations outsourcing; and performance, risk and compliance analytics to support institutional investors. Investment Management offers a broad array of services for managing financial assets, including investment management and investment research services, primarily for institutional investors worldwide. These services include passive and active U.S. and non-U.S. equity and fixed income strategies, and other related services, such as securities finance. For financial information about these business lines, see the “Line of Business Information” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, or “Discussion and Analysis,” and Note 23 of the “Notes to Consolidated Financial Statements” included in this Form 10-K under Item 8.

This Discussion and Analysis should be read in conjunction with the “Consolidated Financial Statements,” which are prepared in accordance with accounting principles generally accepted in the United States, or “GAAP,” and the related “Notes to Consolidated Financial Statements,” included in this Form 10-K. Certain previously reported amounts presented in this Discussion and Analysis have been reclassified to conform to current period classifications. The preparation of financial statements requires management to make estimates and assumptions in the application of certain accounting policies that materially affect the reported amounts of assets, liabilities, revenue and expenses. Actual results could differ from those estimates. Estimates that require management to make assumptions that are difficult, subjective or complex about matters that are uncertain and may change in subsequent periods are discussed in more depth in the “Significant Accounting Estimates” section of this Discussion and Analysis. Information related to recent accounting developments is included in Notes 1 and 9 of the “Notes to Consolidated Financial Statements.”

Unless otherwise indicated or unless the context requires otherwise, all references in this Discussion and Analysis to “State Street,” “we,” “us,” “our” or similar terms mean State Street Corporation and its subsidiaries on a consolidated basis.

From time to time, in executing our strategic plan, we may enter into business acquisitions and strategic alliances, and may divest non-strategic operations. We continuously review and assess various business opportunities related to this strategy. For more financial information about our acquisition and divestiture activities, see Note 2 of the “Notes to Consolidated Financial Statements.”

This Discussion and Analysis contains statements that are considered “forward-looking statements” within the meaning of U.S. federal securities laws. Forward-looking statements include statements about our confidence and strategies and our expectations about revenue and market growth, acquisitions and divestitures, new technologies, services and opportunities, and earnings. These forward-looking statements involve certain risks and uncertainties which could cause actual results to differ materially. Additional information about forward-looking statements and related risks and uncertainties is included in this Form 10-K under Item 1A.

State Street Corporation   15

(1)	2002 earnings per share included the gain on the sale of the divested Corporate Trust business of $.90 per share.
(2)
2003 earnings per share included the combined gains on sales of the divested Corporate Trust and Private Asset Management businesses of $.68 per share, and combined charges for divestiture costs, GSS acquisition merger and integration costs, restructuring expenses, settlement of a state tax matter and a loss on real estate sold equal to $.86 per share.

(3)	2004 earnings per share included GSS merger and integration costs of $.12 per share.

FINANCIAL HIGHLIGHTS

For 2005, we recorded net income from continuing operations of $945 million, up $147 million, or 18%, from net income of $798 million in 2004. Fully-diluted earnings per share from continuing operations were $2.82 in 2005, up 20% from $2.35 in 2004. Earnings per share for 2004 included $62 million, or $.12 per share, of merger and integration costs associated with the 2003 acquisition of a substantial portion of the Global Securities Services, or “GSS,” business of Deutsche Bank AG.

We remained focused on achieving our previously disclosed financial goals in 2005, carefully balancing revenue growth with continued expense management. This focus allowed us to generate positive operating leverage for the year, which we define as a rate of total revenue growth that exceeds the rate of growth of total operating expenses. Total revenue for 2005 grew 11% while total operating expenses increased only 8%. We continued to deepen existing customer relationships and expand new product capabilities. These factors, combined with new business growth, enabled us to achieve our financial goals in moderately improving financial markets.

We continue to see the most significant opportunities for growth outside of the U.S. For 2005, 39% of our total revenue was from non-U.S. activities, up from 37% for 2004, and approximately 7,800 employees worked outside the U.S. We expect that eventually, we will derive 50% of total revenue from outside the United States, as a result of the growth of savings and retirement assets in Europe and the Asia-Pacific region.

We managed our balance sheet to better position State Street for rising interest rates during 2005. We expanded our investment securities portfolio and adjusted the mix of investments to include higher yielding, floating-rate securities. As a result, net interest revenue in 2005 increased by 6% from 2004. Including taxable-equivalent adjustments for 2005 and 2004 of $42 million and $45 million, respectively, net interest revenue increased by 5% from 2004. Additional information is included in the “Net Interest Revenue” section.

Positive operating leverage was also generated through expense control. Managing our expenses involved careful allocation of headcount, realignment of our real estate portfolio and the establishment of other cost-efficiency measures.

16   State Street Corporation

(1)	2002 total revenue included the gain on the sale of the divested Corporate Trust business of $495 million.
(2)	2003 total revenue included the combined gains on sales of the divested Corporate Trust and Private Asset Management businesses of $345 million and a loss on real estate sold of $13 million.

Revenue

Total revenue for 2005 was $5.47 billion, an increase of $522 million from $4.95 billion in 2004. Revenue growth from 2004 reflected growth in servicing, management, trading and securities finance fees, as well as higher net interest revenue.

Collectively, servicing and management fees for 2005 were up $339 million, or 12%, from 2004. The increases were attributable to new business from existing and new customers and higher equity market valuations. Assets under custody increased to a record level of $10.12 trillion, up $624 billion from $9.50 trillion a year ago. Assets under management also increased to a record level of $1.44 trillion, up $87 billion from $1.35 trillion a year ago.

Trading services revenue was $694 million, up $99 million compared to $595 million a year ago, reflecting a higher dollar-volume of foreign exchange trades for customers and a higher volume of transition management business. Securities finance fees were $330 million for 2005, an improvement of $71 million from $259 million in 2004, benefiting from improved spreads and an increase in average loan volume. Processing fees and other revenue was $302 million in 2005, compared with $308 million in 2004.

Net interest revenue for 2005 was $907 million, an increase of $48 million from $859 million in 2004, due to an increase in average balance sheet size and changes in balance sheet mix, somewhat offset by increased funding costs and a flatter yield curve.

Operating Expenses

Operating expenses were $4.04 billion for 2005, up $282 million from 2004. Expense growth in 2005 was driven in part by higher salaries and employee benefits expense, primarily from increased staffing levels to accommodate new business and higher incentive compensation expense due to improved earnings. Additionally, expense growth reflected an increase in transaction processing expense related to higher transaction volumes and higher subcustodian fees resulting from higher net asset values. Higher occupancy expense in 2005 reflected a $26 million charge related to a long-term sub-lease agreement, somewhat offset by a $16 million charge in 2004, and higher occupancy costs in Europe associated with new business. Higher other expenses reflected an increase in professional services incurred for compliance and regulatory initiatives. These increases were somewhat offset by reductions in information systems and communications expense. In addition, 2004 operating expenses included $62 million of merger and integration costs related to the GSS acquisition, and $21 million of restructuring costs related to a workforce reduction.

Discontinued Operations

Results for 2005 included a net loss from discontinued operations of $107 million (pre-tax charge of $165 million reduced by related tax benefit of $58 million), or $.32 per share. During the third quarter of 2005, we committed to a plan to divest our ownership interest in Bel Air Investment Advisors LLC, or “Bel Air.” The decision to divest will allow us to further sharpen our strategic focus on accommodating the needs of global institutional investors. Additional information about the Bel Air divestiture is included in Note 2 of the “Notes to Consolidated Financial Statements” included in this Form 10-K under Item 8.

State Street Corporation   17

Significant reconciling items between GAAP and operating-basis diluted earnings per share are described in the footnotes to the chart on page 16.

Financial Goals

In November 2004, we announced financial goals for State Street for 2005 and beyond. These financial goals are: (1) growth in operating-basis earnings per share from continuing operations between 10% and 15%; (2) growth in operating-basis revenue between 8% and 12%; and (3) operating-basis return on shareholders’ equity from continuing operations between 14% and 17%. These goals are measured on an operating basis. Operating-basis results, as defined by management, include taxable-equivalent basis net interest revenue with a corresponding charge to income tax expense, and for 2004, excluded one-time merger and integration costs of $62 million, equal to $.12 per share after tax. We measure our financial goals and related results on an operating basis to provide financial information that is comparable from period to period, and to present comparable financial trends with respect to our ongoing businesses and operations. We believe that this financial information facilitates the understanding and analysis of State Street’s ongoing activities in addition to financial information prepared in accordance with GAAP.

For 2005, we achieved our financial goals. We increased our operating-basis earnings per share from continuing operations by 14%, from $2.47 to $2.82 (or 20% from $2.35 on a GAAP basis). Our operating-basis revenue increased 10% from $5.00 billion to $5.52 billion (including taxable-equivalent adjustments of $45 million and $42 million, respectively); and we recorded return on shareholders’ equity from continuing operations of 15.3%. Our financial goals remain in place for 2006, and we expect 2006 financial results to be approximately in the middle of the above-stated ranges. Information about risks and uncertainties which could cause actual results to differ materially from those expected is included in this Form 10-K under Item 1A.

RESULTS OF OPERATIONS

Revenue

We are focused on maintaining our position as one of the world’s leading specialists in servicing collective investment funds, mutual funds and pension plans. Over the past five years, we have made great strides in gaining business outside the United States. For 2005, non-U.S. revenue was approximately 39% of our total revenue, compared to 26% in 2000. We provide reliable, easy-to-integrate investment services that are global and enable our customers to develop and launch competitive new investment products, as well as providing active, including enhanced, and passive investment management products and strategies.

We provide fund accounting, custody, investment management, securities finance, transfer agency services, and operations outsourcing for investment managers and hedge fund managers. These services support the complex financial strategies and transactions of our customers worldwide, in any time zone across multiple currencies. Our focus on the total needs of the customer allows us to develop active, long-term relationships that result in high customer retention, cross-selling opportunities and recurring revenue. The servicing markets in which we compete are very price-competitive, and we remain focused on winning and retaining customer business. This focus requires a strong commitment to customers while constantly working toward providing services at lower unit costs.

Our broad range of services generates fee revenue and net interest revenue. Fee revenue generated by investment servicing and investment management is augmented by securities finance, trading services and other processing fee revenue. We earn net interest revenue from customer deposits and short-term investment activities. We provide deposit services and short-term investment vehicles, such as repurchase agreements

18   State Street Corporation

and commercial paper, to meet customers’ needs for high-grade liquid investments, and invest these sources of funds and additional borrowings in assets yielding a higher rate, generating net interest revenue.

Fee Revenue

Total fee revenue was $4.55 billion for 2005 compared to $4.05 billion in 2004, an increase of $503 million. Servicing and management fees are the largest components of fee revenue, and combined comprised 71% of total 2005 fee revenue. Servicing fees increased 9% over 2004, and management fees increased 21%, as a result of new business from existing and new customers and higher equity market valuations.

Servicing and management fees are a function of several factors, including the mix and volume of assets under custody and assets under management, securities positions held and the volume of portfolio transactions, as well as the types of products and services used by customers, and are affected by changes in worldwide equity and fixed income valuations. In general, servicing fees are impacted, in part, by changes in daily average valuations of assets under custody, while management fees are impacted by changes in month-end valuations of assets under management. However, additional factors, such as transaction volumes, balance credits, customer minimum balances and other factors may have a significant impact on this revenue. Management fee revenue is more sensitive to market valuations than servicing fee revenue. However, performance fees have become a larger component of management fee revenue over the last year. Performance fees are generated when the performance of managed funds exceeds peer or equity market benchmarks specified in the management agreements.

We estimate, assuming all other factors remain constant, that a 10% increase or decrease in worldwide equity values would result in a corresponding change in our total revenue of approximately 2%. If fixed income security values were to increase or decrease by 10%, we would anticipate a corresponding change of approximately 1% in our total revenue.

The following table presents selected equity market indices. Daily averages and the averages of month-end indices demonstrate worldwide equity market valuation changes that impact servicing and management fee revenue, respectively. Year-end indices impact the value of assets under custody and management at those dates. The index names listed in the table and elsewhere in this Discussion and Analysis are service marks of their respective owners.

INDEX
	Daily Averages of Indices			Average of Month-End Indices			Year-End Indices
	2005	2004	Change	2005	2004	Change	2005	2004	Change

S&P 500®	1207.2	1130.6	7%	1207.8	1134.0	7%	1248.3	1211.9	3%
NASDAQ®	2099.3	1986.5	6	2100.6	1992.9	5	2205.3	2175.4	1
MSCI® EAFE	1536.2	1337.5	15	1540.0	1344.2	15	1680.1	1515.5	11

State Street Corporation   19

FEE REVENUE
	2005	2004	2003	Change 2004–2005
(Dollars in millions)
Years ended December 31,
Servicing fees	$2,474	$2,263	$1,950	9%
Management fees	751	623	533	21
Trading services	694	595	529	17
Securities finance	330	259	245	27
Processing fees and other	302	308	299	(2)
Total fee revenue	$4,551	$4,048	$3,556	12

Servicing Fees:

Servicing fees include fee revenue from U.S. mutual funds, collective investment funds worldwide, corporate and public retirement plans, insurance companies, foundations, endowments, and other investment pools. Products and services include custody; product- and participant-level accounting; daily pricing and administration; recordkeeping; investment manager and hedge fund manager operations outsourcing services; master trust and master custody; and performance, risk and compliance analytics.

Servicing fees for 2005 of $2.47 billion were up $211 million from 2004, primarily the result of new business from existing and new customers, as well as higher equity market valuations.

We are the largest provider of mutual fund custody and accounting services in the United States. We distinguish ourselves from other mutual fund service providers because customers make extensive use of a number of our services, including accounting, daily pricing and fund administration. We calculate more than 31% of the U.S. mutual fund prices provided to NASDAQ that appear daily in The Wall Street Journal and other publications with an accuracy rate of 99.9%.

With a 37% market share, we have a leading position in the market for servicing U.S. tax-exempt assets for corporate and public pension funds. We provide trust and valuations services for more than 4,500 daily-priced portfolios, making us a leader for both monthly and daily valuation services.

Our business continued to grow outside the United States. In 2005, servicing fees derived from customers outside the U.S. were approximately 40% of total servicing fees, up from 34% in 2004. We have a global custodian network that spans more than 100 geographic markets. We provide custody services for more than 20% of fund assets in Canada. In Germany, we provide Depotbank services for more than 19% of retail and institutional fund assets. In the United Kingdom, we provide custody services for 19% of pension fund assets and provide administration services to more than 21% of mutual fund assets. We service more than 10% of the hedge fund market, largely offshore, through International Fund Services, a company we acquired in 2002. In addition, we service more than $500 billion of offshore assets, primarily domiciled in the Cayman Islands, Ireland, Luxembourg, and the Channel Islands. We have more than $640 billion in assets under administration in the Asia-Pacific region, and are a leader in Japan with more than 36% of the trust assets held by non-domestic trust banks.

Our services are recognized globally and in 2005, we were named “Best at Investor Services in North America” by Euromoney, “Best Custodian” by The Asset magazine, “Best Hedge Fund Administrator” by Institutional Investors’ Alpha magazine, “European Mutual Fund Administrator of the Year” by International Custody & Fund Administration and “Top Rated” in Global Custodian’s Hedge Fund Administration Survey.

20   State Street Corporation

At year-end 2005, our total assets under custody were $10.12 trillion, compared to $9.50 trillion a year earlier. The value of assets under custody is a broad measure of the relative size of various markets served. Changes in the value of assets under custody do not necessarily result in proportional changes in revenue. Assets under custody at December 31 consisted of the following:

ASSETS UNDER CUSTODY
	2005	2004	2003	2002	2001	2004–2005 AGR	2000–2005 CAGR
(Dollars in billions)
As of December 31,
Customers in the U.S.:
Mutual funds	$3,891	$3,385	$3,105	$2,719	$2,794	15%	8%
Pensions, insurance and other investment pools	4,136	4,093	3,198	2,734	2,737	1	8
Customers outside the U.S.	2,094	2,019	988	718	672	4	26
Acquired with GSS(1)	–	–	2,079	–	–
Total	$10,121	$9,497	$9,370	$6,171	$6,203	7	11
Non-U.S. securities as a percentage of total	23%	22%	12%	14%	13%

(1)	Assets relating to GSS customers, the majority of which had not yet converted to our systems, at December 31, 2003. For 2005 and 2004, assets related to GSS customers were included in the other categories of assets.

MIX OF ASSETS UNDER CUSTODY
	2005	2004	2003
(Dollars in billions)
As of December 31,
Financial Instrument Mix:
Equities	$4,814	$4,688	$3,479
Fixed income	3,797	3,286	2,636
Short-term and other investments	1,510	1,523	1,176
Acquired with GSS(1)	–	–	2,079
Total	$10,121	$9,497	$9,370

(1)	Assets relating to GSS customers, the majority of which had not yet converted to our systems, at December 31, 2003. For 2005 and 2004, assets related to GSS customers were included in the other categories of assets.

GEOGRAPHIC MIX OF ASSETS UNDER CUSTODY
	2005	2004	2003
(Dollars in billions)
As of December 31,
United States	$7,951	$7,410	$7,506
Other Americas	330	324	255
Europe/Middle East/Africa	1,454	1,403	1,251
Asia/Pacific	386	360	358
Total	$10,121	$9,497	$9,370

Management Fees:

We provide a broad range of investment management strategies, specialized investment management advisory services and other financial services for corporations, public funds, and other sophisticated investors. These services are offered through State Street Global Advisors®, or “SSgA®,” a division of State Street. Based upon assets under management, SSgA is the largest manager of institutional assets worldwide, the largest manager of assets for tax-exempt organizations (primarily pension plans) in the United States, and the second largest investment manager overall in the world. SSgA offers a broad array of investment strategies, including passive and active, such as enhanced and hedge-fund management, using quantitative and fundamental

State Street Corporation   21

methods for both U.S. and global equities and fixed income securities. SSgA also renewed its focus on exchange traded funds, or ETFs, launching new offerings such as the SPDR® Dividend ETFs, and saw growth in some of its innovative approaches such as the streetTRACKS® Gold Shares.

For 2005, management fees were $751 million, up $128 million from 2004. Management fees showed continued strength outside the United States, with approximately 30% of management fees generated from non-U.S. customers in 2005 and 2004. At year-end 2005, assets under management were $1.44 trillion, up $87 billion, or 6%, from year-end 2004.

While certain management fees are directly determined by the value of assets under management and the investment strategy employed, management fees reflect other factors as well, including our relationship pricing for customers who use multiple services and performance-related fees. Accordingly, there is not necessarily a direct correlation between the value of assets under management, market indices and management fee revenue.

Assets under management consisted of the following at December 31. Non-U.S. securities comprised 40% of total securities at year-end 2005.

ASSETS UNDER MANAGEMENT
	2005	2004	2003	2002	2001	2004–2005 AGR	2000–2005 CAGR
(Dollars in billions)
As of December 31,
Equities:
Passive	$602	$596	$522	$361	$398	1%	11%
Active	172	131	78	44	39	31	31
Employer securities	76	77	76	56	76	(1)	–
Fixed income	155	139	98	74	54	12	29
Money market	436	411	332	228	208	6	19
Total	$1,441	$1,354	$1,106	$763	$775	6	15

Following is the geographic mix of the regions that manage the assets:

GEOGRAPHIC MIX OF ASSETS UNDER MANAGEMENT
(Dollars in billions)	2005	2004	2003
As of December 31,
United States	$1,023	$1,009	$891
Other Americas	24	23	15
Europe/Middle East/ Africa	275	221	128
Asia/Pacific	119	101	72
Total	$1,441	$1,354	$1,106

Following is a rollforward of assets under management for the three years ended December 31, 2005:

ASSETS UNDER MANAGEMENT
(Dollars in billions)	2005	2004	2003
Years Ended December 31,
Balance at beginning of year	$1,354	$1,106	$763
Net new business	36	145	179
Market appreciation	51	103	164
Balance at end of year	$1,441	$1,354	$1,106

22   State Street Corporation

Trading Services:

Trading services revenue, which includes foreign exchange trading and brokerage and other trading services, was $694 million for 2005, up $99 million, or 17%, from $595 million in 2004.

We offer a complete range of foreign exchange services under an account model that focuses on the global requirements of our customers to execute trades and receive market insights in any time zone. We have exclusive ownership of FX Connect®, the world’s first and leading foreign exchange trading platform, and we provide quantitatively based research into investor behavior, as well as advice and quantitative tools designed to optimize our customers’ returns.

In 2005, foreign exchange trading revenue increased $48 million, to $468 million, from $420 million in 2004. Foreign exchange trading revenue is influenced by three principal factors: the volume and type of customer foreign exchange transactions; currency volatility and trend; and the management of currency market risks. Customer spot, swap, forward and options trading volumes were strong in 2005, both in the volume and value of transactions, up 32% from 2004. The impact of volume increases was somewhat offset by lower currency volatility, as measured by our index of 26 currencies, down 12% from 2004.

We also offer a range of brokerage and other trading products tailored specifically to meet the needs of the global pension community, including transition management, commission recapture and self-directed brokerage. These products are differentiated by our position as an agent and partner of the institutional investor.

Brokerage and other trading fees were $226 million in 2005, compared to $175 million a year earlier. Growth was attributable to a significant increase in the global transition management business, as well as an increase in equity trading revenue in the U.S.

Securities Finance:

Securities finance provides liquidity to the financial markets and an effective means for customers to earn revenue on existing portfolios. By acting as a lending agent and coordinating loans between lenders and borrowers, we lend securities and provide liquidity in more than 35 markets around the world.

Borrowers provide collateral in the form of cash or securities to State Street in return for loaned securities. For cash collateral, we pay a usage fee to the provider of the cash collateral, and invest the cash collateral in certain investment vehicles. The spread between the yield on the investment vehicle and the usage fee paid to the provider of the collateral is split between the lender of the securities and State Street as agent. For non-cash collateral, the borrower pays a fee for the loaned securities, and the fee is split between the lender of the securities and State Street.

Securities finance revenue of $330 million in 2005 increased $71 million from a year earlier. Securities finance revenue, which is historically affected by seasonality during the second quarter of the year as a result of heavy borrowing demand from customers, is principally a function of the volume of securities lent and the interest-rate spreads earned on the collateral. Growth in fees in 2005 reflected improved interest-rate spreads and a 9% increase in securities finance volumes during 2005.

Processing Fees and Other:

Processing fees and other revenue was $302 million in 2005, down slightly compared with $308 million in 2004. Processing fees and other revenue includes multiple sources of fees and other revenue, including fees from structured products, fees from software licensing and maintenance, profits and losses from unconsolidated affiliates, gains and losses on sales of leased equipment and other assets and amortization of investments in tax-advantaged financings.

In addition, processing fees and other revenue included payments received from Deutsche Bank AG representing amounts earned on customer deposits of the acquired GSS business that had not yet converted to our systems. Once converted, GSS deposits are reflected as deposits in our consolidated statement of condition, and the related earnings on those deposits are reflected in net interest revenue. The corresponding decline of $30 million in these fees during 2005 was largely offset by an increase in structured products revenue.

State Street Corporation   23

Net Interest Revenue

In servicing sophisticated global investors, we provide short-term funds management, deposit services and repurchase agreements for cash positions associated with our customers’ investing activities.

NET INTEREST REVENUE
	2005	2004	2003	Change 2004–2005
(Dollars in millions)
Years ended December 31,
Interest revenue	$2,930	$1,787	$1,539	64%
Interest expense	2,023	928	729	118
Net interest revenue	907	859	810	6
Provision for loan losses	–	(18)	–
Net interest revenue after provision for loan losses	$907	$877	$810

Net interest revenue (taxable-equivalent basis)	$949	$904	$861	5%

Excess of rates earned over rates paid (taxable-equivalent basis)	.82%	.95%	1.04%
Net interest margin (taxable-equivalent basis)	1.08	1.08	1.17

Additional detail about the components of interest revenue and interest expense is in Note 15 of the “Notes to Consolidated Financial Statements.”

Net interest revenue was $907 million for 2005, an increase of $48 million compared to $859 million in 2004, which reflected a reduction of $19 million in interest revenue due to a change in the applicable state tax rate for leveraged lease transactions. Excluding this reduction from 2004, net interest revenue would have increased by $29 million during 2005.

Higher interest revenue was principally due to an increase in the size of the average balance sheet and the impact of repositioning and increasing the average size of the investment securities portfolio. For the year ended December 31, 2005, our investment securities portfolio, on an average basis, included a higher percentage of collateralized mortgage obligations and floating-rate, asset-backed securities compared to a year earlier, and a lower percentage of U.S. Treasuries and direct obligations of federal agencies. The shift in the portfolio was designed to better position us in a rising short-term interest-rate environment, without significantly increasing overall risk, as we continued to invest conservatively in “AA” and “AAA” rated securities. “AA” and “AAA” rated securities comprised approximately 95% of the investment securities portfolio, with approximately 90% “AAA” rated, at December 31, 2005.

The provision for loan losses for 2004 reflected a reduction in the provision of $18 million attributable to reduced credit exposure and improved credit quality.

(Losses) Gains on Sales of Available-for-Sale Securities, Net

Our management of the investment securities portfolio has multiple objectives, the foremost of which is to generate maximum return within the parameters of modest duration and credit risk, which may entail strategic sales of specific securities as market conditions warrant. In addition, the portfolio is structured to provide liquidity and serve as a source of collateral for customer activities. Approximately 92% of the investment securities portfolio was classified as available for sale at December 31, 2005.

We recorded a net loss of $1 million on sales of available-for-sale securities in 2005, down from a net gain of $26 million in 2004. As of December 31, 2005, we had $54.98 billion in available-for-sale securities. Additional information about these gains and losses is in Note 3 of the “Notes to Consolidated Financial Statements” included under Item 8 of this Form 10-K.

24   State Street Corporation

Gain on Sale of Private Asset Management Business

In 2003, we completed the sale of our Private Asset Management, or “PAM,” business. Under the terms of the agreement, the transaction was valued at $365 million, of which approximately five percent was subject to the successful transition of the business over the subsequent 16 months. During the third quarter of 2005, we recorded an additional gain of $16 million from final settlement of the sale. Additional information about the gain is included in Note 2 of the “Notes to Consolidated Financial Statements.”

Operating Expenses

Operating expenses for 2005 were $4.04 billion, an increase of $282 million from 2004. The increase reflected higher salaries and employee benefits, transaction processing, occupancy and other expenses, somewhat offset by a decline in information systems and communications expense and the absence of GSS-related merger and integration charges and restructuring costs related to a 2004 reduction in workforce.

OPERATING EXPENSES
	2005	2004	2003	Change 2004–2005
(Dollars in millions)
Years Ended December 31,
Salaries and employee benefits	$2,231	$1,957	$1,731	14%
Information systems and communications	486	527	551	(8)
Transaction processing services	449	398	314	13
Occupancy	391	363	300	8
Merger, integration and divestiture	–	62	110	(100)
Restructuring	–	21	296	(100)
Other	484	431	320	12
Total operating expenses	$4,041	$3,759	$3,622	8
Number of employees at year-end	20,965	19,668	19,850

Salaries and employee benefits expense increased $274 million in 2005 to $2.23 billion. The increase was driven in large part by higher staffing levels required to accommodate new large investment manager operations outsourcing customers and the success of our hedge fund manager services. The increase also reflected higher incentive compensation costs related to improved earnings, higher average salaries due to merit increases and the higher costs of employee benefits.

Information systems and communications expense was $486 million in 2005, down $41 million from the prior year, primarily due to efficiencies gained as GSS customers were converted to our operating platforms, somewhat offset by costs for new outsourcing customers and costs of the new data center.

Transaction processing services expense was $449 million, up $51 million from $398 million a year ago. These expenses are volume-related and include equity trading services and fees related to securities settlement, subcustodian fees and external contract services. The increase resulted from a higher volume of investment activity combined with higher net asset values that impact subcustodian fees.

Occupancy expense was $391 million, up $28 million from 2004. We recognized a pre-tax charge of $26 million in 2005 related to a long-term sub-lease agreement with an unrelated third party for approximately 160,000 square feet in our headquarters building. We expect that this transaction will reduce average annual occupancy costs for this property going forward by $7 million to $8 million beginning in 2006. In 2004, occupancy expense included a loss of $16 million on a sub-lease agreement with an unrelated third party at our former headquarters building. Additionally, occupancy costs in Europe increased to accommodate new investment manager operations outsourcing customers.

Merger and integration costs of $62 million in 2004 related to the conversion of customers gained in the GSS acquisition to our systems. Restructuring costs of $21 million in 2004 related to severance and benefit costs associated with a 425-position workforce reduction completed in late 2004.

State Street Corporation   25

Other expenses were $484 million, up $53 million from $431 million in 2004, primarily due to increases in professional services related to compliance, including costs related to implementation of BASEL II and the restructuring of our treasury function, as well as growth initiatives.

Income Taxes

Income tax expense from continuing operations was $487 million for 2005, compared to $394 million a year ago, with the additional expense the result of increased pre-tax earnings. The effective tax rate for continuing operations for 2005 was 34.0%. The effective tax rate for 2004 was 33.1%, including the impact of a cumulative benefit of $18 million resulting from a change in the effective state tax rate applied to leveraged leasing transactions. Excluding this item, the effective rate for 2004 was 34.0%.

The income tax benefit attributable to the loss from discontinued operations of $165 million was $58 million.

Line of Business Information

We report two lines of business: Investment Servicing and Investment Management. Given our services and management organization, the results of operations for these lines of business are not necessarily comparable with those of other companies, including companies in the financial services industry. Information about revenue, expense and capital allocation methodologies is in Note 23 of the “Notes to Consolidated Financial Statements” included in this Form 10-K under Item 8.

The following is a summary of line of business results. These results exclude the loss from discontinued operations related to the planned divestiture of our investment interest in Bel Air as described in the “Financial Highlights” section of this Discussion and Analysis. The “Business Divestiture” column includes the revenue and expenses of the divested PAM business for 2003 prior to its divestiture. The “Other/One-Time” column for 2005 includes the additional gain from the sale of the PAM business. For 2004, this column includes merger and integration costs related to the acquisition of the GSS business. For 2003, the “Other/One-Time” column includes the gains from the sales of the PAM and Corporate Trust businesses, the loss on certain real estate sold, and restructuring and merger, integration and divestiture charges. Certain previously reported amounts have been reclassified to conform to current year presentation.

	Investment Servicing			Investment Management			Business Divestiture			Other/One-Time			Total
	2005	2004	2003	2005	2004	2003	2005	2004	2003	2005	2004	2003	2005	2004	2003
(Dollars in millions, unless otherwise noted)
Years ended December 31,
Fee revenue:
Servicing fees	$2,474	$2,263	$1,950										$2,474	$2,263	$1,950
Management fees	–	–	–	$751	$623	$474			$59				751	623	533
Trading services	694	595	529	–	–	–			–				694	595	529
Securities finance	260	211	206	70	48	39			–				330	259	245
Processing fees and other	221	239	277	81	69	34			1			$(13)	302	308	299
Total fee revenue	3,649	3,308	2,962	902	740	547			60			(13)	4,551	4,048	3,556
Net interest revenue	826	816	773	81	43	37			–			–	907	859	810
Provision for loan losses	–	(18)	–	–	–	–			–			–	–	(18)	–
Net interest revenue after provision for loan losses	826	834	773	81	43	37			–			–	907	877	810
(Losses) gains on sales of available-for-sale investment securities, net	(1)	26	23	–	–	–			–			–	(1)	26	23
Gains on sales of divested businesses, net	–	–	–	–	–	–			–	$16		345	16	–	345
Total revenue	4,474	4,168	3,758	983	783	584			60	16		332	5,473	4,951	4,734
Operating expenses	3,363	3,115	2,706	678	582	473			37	–	$62	406	4,041	3,759	3,622
Income from continuing operations before income taxes	$1,111	$1,053	$1,052	$305	$201	$111			$23	$16	$(62)	$(74)	$1,432	$1,192	$1,112
Pre-tax margin	25%	25%	28%	31%	26%	19%
Average assets (in billions)	$96.9	$92.5	$80.6	$2.9	$2.6	$2.0			$.1				$99.8	$95.1	$82.7

26   State Street Corporation

Investment Servicing

Investment Servicing provides services for U.S. mutual funds, collective investment funds worldwide, corporate and public retirement plans, insurance companies, foundations, endowments, and other investment pools. Products include custody, product- and participant-level accounting, daily pricing and administration; master trust and master custody; recordkeeping; foreign exchange, brokerage and other trading services; securities finance; deposit and short-term investment facilities; loans and lease financing; investment manager and hedge fund manager operations outsourcing; and performance, risk and compliance analytics to support institutional investors. We provide shareholder services, which include mutual fund and collective fund shareholder accounting, through our 50%-owned affiliates, Boston Financial Data Services, Inc. and the International Financial Data Services group of companies.

Total revenue for 2005 increased to $4.47 billion, up $306 million, or 7%, from 2004. Growth was primarily driven by increases in servicing, trading services and securities finance revenue, somewhat offset by a decline in processing fees and other revenue and the absence of the 2004 reduction in the provision for loan losses.

Servicing fees for 2005 of $2.47 billion were up $211 million from 2004 due to new business from existing and new customers and higher equity valuations. Trading services revenue was up $99 million, reflecting a higher dollar-volume of foreign exchange trades for customers and a higher volume of transition management business. Processing fees and other revenue were down $18 million from 2004, primarily reflecting a $30 million decline in payments received from Deutsche Bank AG in lieu of net interest revenue on deposits of GSS customers that had not yet converted to our systems, somewhat offset by an improvement in structured products fees.

Servicing fees, trading services fees and gains on sales of available-for-sale securities for the Investment Servicing line of business are identical to the respective consolidated results. Refer to the “Servicing Fees,” “Trading Services” and “(Losses) Gains on Sales of Available-For-Sale Securities” captions in the “Revenue” section of this Discussion and Analysis for a more in-depth discussion.

A discussion of processing fees and other revenue is provided under the caption “Processing Fees and Other” in the “Revenue” section of this Discussion and Analysis. Net interest revenue for 2005 increased by $10 million from 2004 due to higher balance sheet volumes and our repositioning of the balance sheet as further discussed under the caption “Net Interest Revenue” in the “Revenue” section of this Discussion and Analysis. In 2004, we reduced the allowance for loan losses through a reduction of the provision as a result of reduced credit exposures and overall improved credit quality. A portion of net interest revenue is recorded in the Investment Management line of business based on the volume of customer liabilities attributable to that line of business.

Operating expenses were $3.36 billion for 2005, an increase of $248 million from 2004. The increase in expenses was largely attributable to salaries and employee benefits from higher staffing levels to accommodate new business and an increase in incentive compensation due to improved earnings. Transaction processing costs increased due to a higher volume of securities settlements and higher subcustodian fees. Occupancy costs were higher due to sub-lease charges and additional costs for space acquired to accommodate new business, and other expenses increased as a result of professional fees for regulatory compliance and growth initiatives.

Investment Management

Investment Management, offered through SSgA, provides a broad array of services for managing financial assets, including investment management and investment research services, primarily for institutional investors worldwide. These services include passive and active U.S. and non-U.S. equity and fixed income strategies, and other related services, such as securities finance.

Total revenue for 2005 was $983 million, up $200 million from $783 million in 2004. For 2005, management fees were $751 million, up $128 million, or 21%, from 2004. Management fees for the Investment Management line of business are identical to the respective consolidated results. Refer to the “Management Fees” caption in the “Revenue” section of this Discussion and Analysis for a more in-depth discussion. Securities finance revenue for 2005 was up $22 million from 2004, reflecting improved spreads and higher volumes. Net interest revenue improved due to higher volumes of customer liabilities.

State Street Corporation   27

Operating expenses for 2005 were $678 million, up $96 million from 2004, primarily attributable to higher incentive compensation.

COMPARISON OF 2004 AND 2003

OVERVIEW OF RESULTS OF OPERATIONS
	2004	2003	$ Change	% Change
(Dollars in millions, except per share data)
Years ended December 31,
Total fee revenue	$4,048	$3,556	$492	14%
Net interest revenue	859	810	49	6
Provision for loan losses	(18)	–	(18)	–
Gains on sales of available-for-sale investment securities, net	26	23	3	13
Gains on sales of divested businesses	–	345	(345)	(100)
Total revenue	4,951	4,734	217	5
Total operating expenses	3,759	3,622	137	4
Income before income tax expense	1,192	1,112	80	7
Income tax expense	394	390	4
Net income	$798	$722	$76	11
Earnings Per Share:
Basic	$2.38	$2.18	$.20	9
Diluted	2.35	2.15	.20	9
Return on shareholders’ equity	13.3%	13.9%

The 2004 results included after-tax merger and integration costs of $41 million, or $.12 per share, related to our acquisition of the GSS business. Results for 2003 included after-tax merger, integration and restructuring charges of $268 million, or $.80 per share. Somewhat offsetting these charges in 2003 were after-tax gains of $228 million, or $.68 per share, from the sale of our PAM and Corporate Trust businesses and $15 million, or $.04 per share, of operating results of the PAM business prior to its divestiture.

28   State Street Corporation

TOTAL REVENUE
	2004	2003	$ Change	% Change
(Dollars in millions)
Years ended December 31,
Fee Revenue:
Servicing fees	$2,263	$1,950	$313	16%
Management fees	623	533	90	17
Trading services	595	529	66	12
Securities finance	259	245	14	6
Processing fees and other	308	299	9	3
Total fee revenue	4,048	3,556	492	14
Net Interest Revenue:
Interest revenue	1,787	1,539	248	16
Interest expense	928	729	199	27
Net interest revenue	859	810	49	6
Provision for loan losses	(18)	–	(18)
Net interest revenue after provision for loan losses	877	810	67	8
Gains on sales of available-for-sale investment securities, net	26	23	3	13
Gain on sale of Private Asset Management business, net of exit and other associated costs	–	285	(285)	(100)
Gain on sale of Corporate Trust business	–	60	(60)	(100)
Total revenue	$4,951	$4,734	$217	5

The increase of $217 million in total revenue for 2004 compared to 2003 reflected growth in both fee and net interest revenue. Fee revenue in 2004 increased $492 million from 2003, with growth in all categories, particularly servicing, management and trading services fees. Net interest revenue after provision for loan losses in 2004 was up $67 million from 2003. Total revenue in 2003 included $345 million of gains from sales of divested businesses and $60 million of revenue from the PAM business prior to its divestiture.

The increase in servicing fees for 2004 of $313 million from 2003 was attributable to higher equity market valuations and new business from existing and new customers. Our business continued to grow outside the United States, with 34% of servicing fees derived from non-U.S. customers, up from 30% in 2003. Assets under custody increased to $9.50 trillion at December 31, 2004, up $127 billion from $9.37 trillion a year earlier.

The increase in management fees of $90 million from the prior year reflected continued new business success and higher average month-end equity market valuations. Approximately 30% of management fees were from customers outside the United States. The growth in management fees was somewhat offset by the absence of $59 million of fees recorded in 2003 from the divested PAM business prior to its being sold. Assets under management increased to $1.35 trillion, up $248 billion from $1.11 trillion a year earlier.

Trading services revenue, which includes foreign exchange trading, brokerage and other trading revenue, increased $66 million compared to 2003. This growth reflected an increase in brokerage and other trading fees of $37 million, primarily due to increased global transition management business, as well as further penetration of the investment manager marketplace. Trading services revenue also benefited from a $29 million increase in foreign exchange trading revenue. Customer spot and forward trading volumes were strong in 2004, both in the volume and value of transactions, up 30% from 2003. Currency volatility, as measured by our index of 28 currencies, increased 8% from 2003.

Securities finance revenue for 2004 increased $14 million from 2003, as the effect of a 29% increase in securities lending volumes during 2004 was somewhat offset by the impact of lower interest-rate spreads in the second half of 2004, attributable to the rapid succession of increases in a target interest rate by the Federal Reserve Board, or “Federal Reserve.”

State Street Corporation   29

Processing fees and other revenue increased $9 million over 2003, as a result of improved earnings from unconsolidated affiliates, largely offset by a decrease of $47 million in payments made by Deutsche Bank AG in consideration of net interest revenue earned from GSS customer deposits. These deposits were held by Deutsche Bank AG until customers and their related deposits were converted to our systems. In addition, processing fees in 2003 included an unrealized gain of $23 million on the mark-to-market of variable-share repurchase contracts, known as SPACESSM, for shares of our common stock; an other-than-temporary impairment charge of $27 million resulting from the write-down of certain investment securities; and a $13 million loss on sales of certain real estate. Net gains on sales of available-for-sale securities were $26 million in 2004, up from $23 million in 2003.

Net interest revenue for 2004 increased $49 million from 2003, due to an increase in our average balance sheet driven by a higher level of customer deposits, including the conversion of GSS customers, somewhat offset by lower interest-rate spreads. The 2004 amount reflected a $19 million cumulative charge to interest revenue, which resulted from a change in effective state tax rate assumptions used for recognition of income from leveraged lease transactions.

We reduced the allowance for loan losses in 2004 by recording an $18 million benefit in the related income statement provision in response to reduced credit exposure and improved credit quality.

OPERATING EXPENSES
	2004	2003	$ Change	% Change
(Dollars in millions)
Years ended December 31,
Operating Expenses:
Salaries and employee benefits	$1,957	$1,731	$226	13%
Information systems and communications	527	551	(24)	(4)
Transaction processing services	398	314	84	27
Occupancy	363	300	63	21
Merger, integration and divestiture costs	62	110	(48)	(44)
Restructuring costs	21	296	(275)	(93)
Other	431	320	111	35
Total operating expenses	$3,759	$3,622	$137	4

Operating expenses were up $137 million from 2003, as higher expenses for salaries and employee benefits, transaction processing, occupancy and other fees were largely offset by decreases in merger, integration, divestiture and restructuring costs. Operating expenses for 2004 included $62 million of merger and integration costs, compared with $110 million of merger, integration and divestiture costs in 2003. In addition, 2004 operating expenses included $21 million of restructuring costs related to a reduction in force, down from $296 million in 2003.

Salaries and employee benefits expense increased $226 million for 2004, driven by higher incentive compensation costs resulting from our improved earnings, somewhat offset by a decrease in expenses for costs related to the PAM business prior to its sale.

Information systems and communications expense decreased $24 million from the prior year, primarily the result of the benefits of converting GSS customers to our systems.

Transaction processing services expense increased $84 million from 2003. These expenses, which are in large part volume-related, include equity trading services and fees related to securities settlement, subcustodian fees and external contract services. The increase resulted from a higher level of investment activity combined with higher net asset values that impact subcustodian fees.

Occupancy expense increased $63 million from 2003, reflective of our move to our new corporate headquarters, the costs of a new data center, and the recognition of a loss of $16 million from a sub-lease agreement.

Merger and integration costs related to the acquisition of the GSS business were $62 million in 2004, down from $103 million in 2003. Divestiture costs related to the sale of the PAM business were $7 million in 2003.

30   State Street Corporation

Restructuring costs were $21 million in 2004, down from $296 million in 2003. The 2004 costs related to severance and benefits associated with a 425-position workforce reduction completed in the fourth quarter of 2004. Restructuring costs for 2003 were predominantly recorded in the second quarter of that year, and included severance and enhanced benefits for 3,000 individuals, primarily in the United States, who accepted the voluntary separation program. After refilling some of those positions, we were able to reduce our workforce by approximately 2,000 positions as a result of this program.

Other operating expenses increased $111 million from 2003, primarily due to increases in professional services related to growth initiatives; compliance requirements, such as that related to the Sarbanes-Oxley Act; regulatory inquiries and Basel II readiness.

Income Taxes

We recorded income tax expense of $394 million for 2004, compared to $390 million a year earlier. Our effective rate for 2004 was 33.1%, including the impact of a cumulative benefit of $18 million resulting from a change in the effective state tax rate applied to leveraged leasing transactions. Excluding this item, the effective rate for 2004 was 34.0%. In 2003, income tax expense included a one-time $12 million after-tax charge for the settlement of a state tax matter, which resulted in an effective tax rate of 35.1% for the year. Excluding the state tax settlement, the effective rate was 34.0% for 2003.

GSS Contribution

In 2004, the GSS business accounted for $606 million of revenue and $501 million of expenses, compared with $573 million of revenue and $517 million of expenses in 2003. We achieved significant cost reductions and economies of scale in the second year of operation, and substantially met financial goals we established at the time of the acquisition. The impact on our financial results of the GSS business included financing costs and amortization expense related to acquired software and intangibles. When combined with financial results from the additional out-of-scope business obtained from the relationship with Deutsche Asset Management, and excluding related merger and integration costs, the GSS business contributed $.10 to our earnings per share in 2004, compared with $.01 per share in 2003.

SIGNIFICANT ACCOUNTING ESTIMATES

State Street’s consolidated financial statements are prepared in accordance with GAAP, including prevailing practices within the financial services industry. Significant accounting policies are described in Note 1 of the “Notes to Consolidated Financial Statements” included under Item 8 of this Form 10-K.

The majority of these accounting policies do not involve difficult, subjective or complex judgments or estimates in their application, or the variability of the estimates is not material to the consolidated financial statements. However, certain of these accounting policies, by their nature, require management to make judgments, involving significant estimates and assumptions, about the effects of matters that are inherently uncertain. These estimates and assumptions are based on information available as of the date of the financial statements, and changes in this information over time could materially impact amounts of assets, liabilities, revenue and expenses reported in subsequent financial statements.

Based on the sensitivity of financial statement amounts to the policies, estimates and assumptions underlying certain reported amounts, the relatively more significant accounting policies applied by State Street have been identified by management as accounting for lease financing; accounting for goodwill; accounting for income taxes; and accounting for pension costs. These policies require the most subjective or complex judgments, and related estimates and assumptions could be most subject to revision as new information becomes available. An understanding of the judgments, estimates and assumptions underlying these accounting policies is essential in order to understand our reported financial condition and results of operations.

The following is a brief discussion of the above-mentioned significant accounting policies. Management of State Street has discussed these significant accounting estimates with the Examining and Audit Committee of the Board.

Lease Financing

We have a leveraged lease portfolio consisting of U.S. and cross-border financings, primarily for transportation equipment, including trains, aircraft and ships. Lease financing investments are reported at the aggregate of lease payments receivable and estimated residual values, net of non-recourse debt and unearned

State Street Corporation   31

income. Unearned income is recognized in interest revenue to yield a level rate of return on the net investment in the leases.

Measuring the net investment and interest revenue related to lease financing requires the use of several assumptions regarding estimates of residual values, the amount and timing of cash flows, and the impact of income tax regulations and income tax rates relating to the leases. Due to the complexity and long-term nature of many of these leases, these assumptions are reviewed regularly for adjustments that may be required, including the recognition of other-than-temporary impairment of residual values. Changes in these assumptions in future periods could affect asset balances and related interest revenue.

Additional information about lease financing balances is in Note 4 of the “Notes to Consolidated Financial Statements” included under Item 8 of this Form 10-K.

Goodwill

Goodwill arises when the purchase price exceeds the assigned value of net assets of acquired businesses, and represents the value attributable to unidentifiable intangible elements being acquired. The majority of our goodwill resulted from business acquisitions of our Investment Servicing line of business. Approximately 99% of the total goodwill included in our consolidated statement of condition was recorded by this business line, and the remaining 1% was recorded by Investment Management.

The sustained value of the majority of this goodwill is supported ultimately by revenue from our investment servicing business. A decline in earnings as a result of a lack of growth, or our inability to deliver cost-effective services over sustained periods, could lead to a perceived impairment of goodwill, which would be evaluated and, if necessary, be recorded as a write-down of the reported amount of goodwill through a charge to earnings in our consolidated statement of income.

On an annual basis, or more frequently if circumstances dictate, management reviews goodwill and evaluates events or other developments that may indicate impairment in the carrying amount. We perform this evaluation at the reporting unit level, which is one level below our two major business lines. The evaluation methodology for potential impairment is inherently complex and involves significant management judgment in the use of estimates and assumptions.

We evaluate impairment using a two-step process. First, we compare the aggregate fair value of the reporting unit to its carrying amount, including goodwill. If the fair value exceeds the carrying amount, no impairment exists. If the carrying amount of the reporting unit exceeds the fair value, then we compare the “implied” fair value of the reporting unit’s goodwill with its carrying amount. If the carrying amount of the goodwill exceeds the implied fair value, then goodwill impairment is recognized by writing the goodwill down to the implied fair value. The implied fair value of the goodwill is determined by allocating the fair value of the reporting unit to all of the assets and liabilities of that unit, as if the unit had been acquired in a business combination and the overall fair value of the unit was the purchase price.

To determine the aggregate fair value of the reporting unit being evaluated for goodwill impairment, we use one of two principal methodologies — external or independent valuation, using quoted market prices in active markets; or an analysis of comparable recent external sales or market data, such as multiples of earnings or similar performance measures. In limited circumstances, these methodologies are not available, and as such, we estimate future cash flows using present-value techniques.

Events that may indicate goodwill impairment include significant or adverse changes in the business, economic or political climate; an adverse action or assessment by a regulator; unanticipated competition; and a more-likely-than-not expectation that a business of State Street will be sold or otherwise disposed of. Our goodwill impairment testing for 2005 indicated that none of our goodwill was impaired, except for that related to Bel Air, which was the result of our plan to dispose of our ownership interest and the resulting business line organizational realignment, and this impairment was recorded in the third quarter of 2005.

Additional information about goodwill is in Note 5 of the “Notes to Consolidated Financial Statements.”

Income Taxes

Our overall tax position is fundamentally complex, and management judgment is involved in the analysis of income tax assets and liabilities. We are subject to the income tax laws of the U.S., its states and municipalities and those of the foreign jurisdictions in which State Street operates. These tax laws can be subject to different interpretations by the taxpayer and the taxing authorities.

In establishing a provision for income tax expense, we must make judgments and interpretations about the application of these inherently complex tax laws. Disputes over interpretations of the tax laws may be

32   State Street Corporation

adjudicated by the court systems of the various tax jurisdictions or may be settled with the taxing authority upon examination or administrative appeal.

Management’s determination of the likelihood that deferred tax assets can be realized is subjective and involves estimates and assumptions about matters that are inherently uncertain. The realization of deferred tax assets arises from carrybacks to prior taxable periods, future taxable income, including foreign source income, and the achievement of tax planning strategies. Underlying estimates and assumptions can change over time, influencing our overall tax positions, as a result of unanticipated events or circumstances.

Management continually monitors and evaluates the worldwide impact of tax legislation, decisions, rulings and other current developments on the estimates and assumptions underlying our calculations of current and deferred taxes and our analysis of the expected realization of deferred tax assets. Additional information about income taxes is in Notes 9 and 21 of the “Notes to Consolidated Financial Statements.”

Pension Costs

We maintain a tax-qualified non-contributory defined benefit pension plan covering substantially all domestic employees, as well as certain non-U.S. defined benefit plans. Measuring cost and reporting liabilities resulting from defined benefit pension plans requires the use of many assumptions, including estimates of future interest rates, asset returns, compensation increases and other actuarial-based projections relating to the plans. Pension-related estimates have a significant impact on the determination of pension obligations and related expense.

We use December 31 as a measurement date for our pension asset and projected benefit obligation balances. Each year, we review actual demographic and investment experience with the plans’ actuaries. In addition to actual experience, adjustments to assumptions consider published interest-rate indices, known compensation trends and policies and economic conditions that may affect the estimated long-term rate of return on plan assets.

The significant assumptions used to measure periodic benefit cost and pension obligations are described below.

Size and Characteristics of the Employee Population

Periodic benefit cost is directly related to the number of employees covered by the plans and other factors, including salary, age and years of employment.

Actuarial Assumptions

Actuarial assumptions used to estimate benefit obligations consider factors such as mortality rate, turnover rate, retirement rate, disability rate and the rate of compensation increases. These factors tend to change gradually over time. The aggregate impact of assumptions is reviewed each year and specific assumptions are reviewed periodically.

Expected Long-Term Rate of Return on Plan Assets

We calculate the expected return on plan assets each year based on the composition of assets at the beginning of the plan year and the expected long-term rate of return on that portfolio. The expected long-term rate of return is designed to approximate the actual long-term rate of return on plan assets over time and is not expected to change significantly. As a result, the pattern of income or expense recognition closely matches the stable pattern of services provided by our employees over the life of the pension obligation.

To determine if the expected rate of return is reasonable, we consider such factors as (1) the actual return earned on plan assets, (2) historical rates of return on the various asset classes in the plan portfolio, (3) projections of returns on various asset classes, and (4) current/prospective capital market conditions and economic forecasts.

Discount Rate

We use the discount rate to determine the present value of our future benefit obligations. It reflects the rates available on long-term, high-quality fixed-income debt instruments, reset annually on the measurement date.

Additional information about our pension plans and related benefit costs is in Note 17 of the “Notes to Consolidated Financial Statements” included under Item 8 of this Form 10-K.

State Street Corporation   33

FINANCIAL CONDITION

Statement of Condition Overview

The structure of our consolidated statement of condition, or balance sheet, is primarily driven by the liabilities generated by our core Investment Servicing and Investment Management businesses. As our customers execute their worldwide cash management and investment activities, they use short-term investments and deposits that constitute the majority of our liabilities. These liabilities are generally in the form of non-interest-bearing demand deposits; interest-bearing transaction account deposits, which are denominated in a variety of currencies; and repurchase agreements, which generally serve as short-term investment alternatives for our customers.

Our operating objectives and customers’ needs determine the volume, mix and currency denomination of our consolidated balance sheet. Deposits and other liabilities generated by customer activities are invested in assets that generally match the liquidity and interest-rate characteristics of the liabilities. As a result, our assets consist primarily of short-term money-market instruments, such as inter-bank placements, federal funds sold and securities purchased under resale agreements, and high-quality, marketable securities held in our available-for-sale or held-to-maturity investment portfolio. The actual mix of assets is determined by the characteristics of the customer liabilities and our desire to maintain a well-diversified portfolio of high-quality assets. Managing our consolidated balance sheet structure is a disciplined process conducted within specific Board-approved policies for market risk, credit risk and liquidity.

For 2005, average interest-bearing liabilities increased $3.69 billion from 2004, reflecting an increase in non-U.S. deposits of $7.67 billion, partly offset by a decrease in average U.S. deposits of $3.21 billion. Much of the growth in foreign deposits came from the conversion of customer liabilities onto our balance sheet as a result of the acquisition of a substantial portion of the GSS business of Deutsche Bank AG in 2003. These deposits are generally non-U.S. dollar denominated, reflecting the primary nature of the acquired activities. Average interest-earning assets for 2005 increased $3.91 billion, or 5%, from 2004, reflecting the additional funds generated by higher levels of customer liabilities.

During 2005, we made efforts to reposition our balance sheet by investing in more floating-rate investment securities and decreasing our investments in interest-bearing deposits with banks. Average investment securities increased $15.06 billion from 2004, primarily mortgage-backed U.S. federal agency securities and floating-rate asset-backed securities, while average interest-bearing deposits with banks decreased $10.13 billion. This reallocation of assets was undertaken without materially altering our risk profile, as our overall credit risk profile remained appropriately diversified.

34   State Street Corporation

Investment Securities

We consider a well-diversified, high-credit quality investment securities portfolio to be an important element in the management of our consolidated balance sheet. The portfolio continues to be concentrated in marketable securities with high credit quality, with approximately 95% of the carrying value of the portfolio “AAA” or “AA” rated. As of December 31, the percentages of the carrying value of the investment securities portfolio by credit rating were as follows:

2005

2004
AAA(1)

90

%

93

%

AA

5

2

A

3

3

BBB

1

1

Non-rated

1

1

100

%

100

%

(1)	Includes U.S. Treasury securities

The investment securities portfolio is also diversified with respect to asset class. The bulk of the portfolio is in high-grade mortgage-backed and asset-backed securities. The largely floating-rate asset-backed portfolio consists of home equity loan, credit card, auto and student loan securities. Mortgage-backed securities are split almost equally between securities of Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and private-label collateralized mortgage obligations. The carrying values of investment securities as of December 31 were as follows:

(Dollars in millions)	2005	2004	2003
Available for Sale:
U.S. Treasury and federal agencies:
Direct obligations	$10,214	$12,119	$18,986
Mortgage-backed securities	11,138	9,147	3,762
Asset-backed securities	23,842	10,056	9,885
State and political subdivisions	1,868	1,785	1,999
Collateralized mortgage obligations	5,527	1,719	1,333
Other debt investments	1,695	922	310
Money-market mutual funds	232	97	85
Other equity securities	463	326	238
Total	$54,979	$36,171	$36,598
Held to Maturity:
U.S. Treasury and federal agencies
Direct obligations	$1,657	$1,294	$1,345
Mortgage-backed securities	925	–	–
Collateralized mortgage obligations	2,086	–	–
Other investments	223	106	272
Total	$4,891	$1,400	$1,617

We had $475 million of net pre-tax unrealized losses on available-for-sale investment securities at December 31, 2005, or $285 million after-tax. Net pre-tax unrealized losses on available-for-sale securities at December 31, 2004 were $96 million, or $56 million after tax. We consider the aggregate decline in fair value and the resulting net unrealized losses to be temporary and primarily the result of rising interest rates over the course of 2005, not the result of any material changes in the credit characteristics of the investment securities portfolio. We generally configure our investment securities portfolio so that any change in its fair value is largely, but not totally, offset by changes in the economic value of our customer liabilities; however, existing

State Street Corporation   35

accounting standards do not allow for the change in economic value of our customer liabilities to offset unrealized losses on available-for-sale securities.

We intend to continue managing our investment securities portfolio to align with interest-rate and duration characteristics of our customer liabilities and in the context of our overall balance sheet structure, which is maintained within approved risk limits, and in consideration of the global interest-rate environment. Even with material changes in unrealized losses on available-for-sale securities, we may not experience material changes in our interest-rate risk profile, or experience a material impact on net interest revenue. Additional information about these and other unrealized losses is in Notes 3 and 11 of the “Notes to Consolidated Financial Statements” included in this Form 10-K under Item 8.

The increase in securities held to maturity resulted from our investment of certain customer liabilities in connection with our repositioning of the balance sheet. These liabilities are generated from our core Investment Servicing and Investment Management businesses, and are fairly stable. As a result, we were able to invest a portion of these liabilities in securities which management has the positive intent and ability to hold to maturity.

The maturities of debt investment securities as of December 31, 2005, and the weighted average taxable-equivalent yields, were as follows:

	Under 1 Year		1 to 5 Years		6 to 10 Years		Over 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
(Dollars in millions)
Available for Sale:
U.S. Treasury and federal agencies
Direct obligations	$2,614	2.32%	$7,103	3.75%	$497	4.22%
Mortgage-backed securities	40	3.49	1,107	3.76	5,154	4.34	$4,837	4.75%
Asset-backed securities	1,818	3.92	9,373	4.36	9,309	4.59	3,342	4.40
State and political subdivisions(1)	321	3.56	783	4.93	627	4.60	137	4.34
Collateralized mortgage obligations	97	3.60	1,948	4.32	2,404	4.89	1,078	4.99
Other investments	685	3.24	613	4.64	389	4.99	8	5.86
Total	$5,575		$20,927		$18,380		$9,402
Held to Maturity:
U.S. Treasury and federal agencies
Direct obligations	$856	2.30%	$801	4.12%
Mortgage-backed securities	—	—	—	—	$226	4.70%	$699	5.04%
Collateralized mortgage obligations	—	—	354	4.61	1,007	4.99	725	4.97
Other investments	73	2.29	65	2.69	81	3.42	4	3.16
Total	$929		$1,220		$1,314		$1,428

(1)	Yields calculated for interest revenue on non-taxable investment securities include the effect of taxable-equivalent adjustments, a method of presentation in which interest income on tax-exempt securities is adjusted to present the earnings performance on a basis equivalent to interest earned on fully taxable securities, with a corresponding charge to income tax expense. The adjustment is computed using a federal income tax rate of 35%, adjusted for applicable state income taxes, net of the related federal tax benefit. The taxable-equivalent adjustment included in interest revenue to calculate the yields above was $42 million for the year ended December 31, 2005.

The maturities of asset-backed securities, mortgage-backed securities and collateralized mortgage obligations are based upon the expected principal payments.

36   State Street Corporation

Loans and Lease Financing

U.S. and non-U.S. loans and lease financing as of December 31, and average loans outstanding for the years ended December 31, were as follows:

	2005	2004	2003	2002	2001
(Dollars in millions)
U.S.:
Commercial and financial	$2,298	$1,826	$2,344	$1,578	$2,479
Lease financing	404	373	395	403	413
Total U.S.	2,702	2,199	2,739	1,981	2,892
Non-U.S.:
Commercial and industrial	1,854	526	424	289	725
Lease financing	1,926	1,904	1,858	1,719	1,639
Banks and other financial institutions	–	–	–	177	71
Other	–	–	–	8	14
Total non-U.S.	3,780	2,430	2,282	2,193	2,449
Total loans	$6,482	$4,629	$5,021	$4,174	$5,341
Average loans and lease financing outstanding	$6,013	$5,689	$5,568	$5,105	$6,081

At December 31, 2005, approximately 7% of our assets consisted of loans and lease financing. As of December 31, 2005 and 2004, unearned revenue included in lease financing was $1.07 billion and $1.13 billion for non-U.S. leases, and $125 million and $114 million for U.S. leases, respectively. Information about our allowance for loan losses is included in the “Risk Management — Credit Risk” section of this Discussion and Analysis.

Maturities for selected loan and lease financing categories as of December 31, 2005, were as follows:

	YEARS
	Total	Under 1	1 to 5	Over 5
(Dollars in millions)
U.S.:
Commercial and financial	$2,298	$2,257	$34	$7
Lease financing	404	4	59	341
Total U.S.	2,702	2,261	93	348

Non-U.S.:
Commercial and industrial	1,854	1,853	1	–
Lease financing	1,926	–	460	1,466
Total non-U.S.	3,780	1,853	461	1,466
Total	$6,482	$4,114	$554	$1,814

State Street Corporation   37

The following table shows the classification of loans and leases due after one year according to sensitivity to changes in interest rates as of December 31, 2005:

(Dollars in millions)
Loans and leases with predetermined interest rates	$2,327
Loans and leases with floating or adjustable interest rates	41
Total	$2,368

Cross-Border Outstandings

Cross-border outstandings are amounts payable to State Street by residents of foreign countries, regardless of the currency in which the claim is denominated, and local country claims in excess of local country obligations. These outstandings primarily consist of deposits with banks. As of December 31, 2005, 2004 and 2003, total cross-border outstandings represented 11%, 11% and 16% of our consolidated total assets, respectively.

In addition to credit risk, cross-border outstandings have the risk that, as a result of political or economic conditions in a country, borrowers may be unable to meet their contractual repayment obligations of principal and/or interest when due because of the unavailability of, or restrictions on, foreign exchange needed by borrowers to repay their obligations. We manage our cross-border outstandings using approved exposure limits.

Cross-border outstandings to countries in which we do business which amounted to at least 1% of our consolidated total assets as of December 31 were as follows:

	2005	2004	2003
(Dollars in millions)
Germany	$4,217	$3,971	$3,834
United Kingdom	2,696	2,355	4,243
Canada	1,463	1,383	1,175
Australia	1,441	1,760	1,528
Netherlands	992	–	–
Japan	–	941	1,490
France	–	–	1,346
Total outstanding	$10,809	$10,410	$13,616

Aggregate cross-border outstandings to countries which totaled between .75% and 1% of our consolidated total assets at December 31, 2005 were $1.86 billion (Belgium and Japan); at December 31, 2004, $2.47 billion (Netherlands, France and Sweden); and at December 31, 2003, $842 million (Netherlands).

Capital

Regulatory Capital

Our objective with respect to regulatory capital management is to maintain a strong capital base in order to provide financial flexibility for our business needs, including funding corporate growth and supporting customers’ cash management needs, and to provide protection against loss to depositors and creditors. We strive to maintain an optimal level of capital, commensurate with our risk profile, on which an attractive return to shareholders will be realized over both the short and long term, while serving depositors’, creditors’ and regulatory needs. The Capital Committee, working in conjunction with the Asset and Liability Committee, or “ALCO,” oversees the management of regulatory capital, and is responsible for ensuring capital adequacy with respect to regulatory requirements, internal targets and the expectations of credit rating agencies. Our capital management process focuses on our risk exposures, our capital position relative to our peers, regulatory capital

38   State Street Corporation

requirements and the evaluations of the major independent credit rating agencies that assign ratings to our public debt.

The primary regulator of both State Street and State Street Bank for capital purposes is the Federal Reserve. Both State Street and the Bank are subject to the minimum capital requirements established by the Federal Reserve and defined in the Federal Deposit Insurance Corporation Improvement Act of 1991, or “FDICIA.” The Bank must meet the regulatory capital thresholds for “well capitalized” in order for State Street to maintain its status as a financial holding company.

Regulatory capital ratios and related regulatory guidelines for State Street and State Street Bank were as follows as of December 31:

	REGULATORY GUIDELINES		STATE STREET		STATE STREET BANK
	Minimum	Well Capitalized	2005	2004	2005	2004
Regulatory Capital Ratios:
Tier 1 capital	4%	6%	11.7%	13.3%	10.3%	11.6%
Total capital	8	10	14.0	14.7	12.5	12.5
Tier 1 leverage ratio(1)	4	5	5.6	5.5	5.4	5.3

(1)	Regulatory guideline for well-capitalized applies only to State Street Bank.

At December 31, 2005, our Tier 1 and total risk-based capital ratios, as well as those of the Bank, were down from year-end 2004. Growth in capital was outpaced by growth in total risk-weighted assets, primarily the result of repositioning and increasing the size of our investment securities portfolio; an increase in loans; and the impact of new banking regulatory guidance related to the risk-weighting of liquidity facilities with certain special purpose entities, partly offset by lower interest-bearing deposits with banks. Our ratios, and those of the Bank, exceeded the regulatory minimum and well-capitalized thresholds.

To manage fluctuations in the Tier 1 and total risk-based capital of State Street and State Street Bank resulting from foreign currency translation, we have entered into foreign exchange forward contracts to hedge a portion of our net foreign investment in non-U.S. subsidiaries. The notional value of these contracts was €300 million, or approximately $355 million, at December 31, 2005.

In June 2004, the Basel Committee on Banking Supervision released the final version of its capital adequacy framework, or “Basel II.” In September 2005, the U.S. regulators announced a delay in the issuance of proposed rules and a revised implementation schedule. The U.S. regulatory agencies are expected to release proposed new rules for comment in the first quarter of 2006. The new rules that will apply to us are now expected to become effective on January 1, 2008, subject to transitional implementation arrangements, and will become fully operational on January 1, 2009, one year later than originally planned. In addition to changes in the implementation schedule, the U.S. regulators intend to introduce additional prudential safeguards to address concerns identified in a recent analysis of an impact study conducted with the U.S. banking industry. We will be subject to the new rules along with other large, internationally-active U.S. institutions. In order to meet regulatory requirements designed to foster readiness for the implementation of Basel II, we have established a comprehensive implementation program to achieve Basel II compliance. At this time, we cannot predict the final form of the rules in the U.S., nor their impact on our risk-based capital.

State Street Corporation   39

2005
.72
2004
.64
2003
.56
2002
.48
2001
.41
2000
.35
1999
.30
1998
.26
1997
.22
1996
.19
Dollars

Dividends Per Share

     We have increased our quarterly dividend twice each year since 1978. Over the last ten years, dividends per share have grown at a 16% compound annual growth rate. Funds for cash distributions to our shareholders by the parent company are derived from a variety of sources. The level of dividends paid to shareholders on our common stock, which was $239 million in 2005, is reviewed regularly and determined by the Board considering our liquidity, capital adequacy and recent earnings history and prospects, as well as economic conditions and other factors deemed relevant. Federal and state banking regulations place certain restrictions on dividends paid by subsidiary banks to the parent holding company. In addition, bank regulators have the authority to prohibit bank holding companies from paying dividends if they deem such payment to be an unsafe or unsound practice. At December 31, 2005, the parent company had $9.63 billion of liquid assets with which to meet dividend declaration and other payment obligations. Information concerning dividends from our subsidiary banks is in Note 13 of the “Notes to Consolidated Financial Statements” included in this Form 10-K under Item 8.

In 2003, in connection with the GSS acquisition, we issued 1.725 million units of SPACESSM. SPACES were collateralized, forward purchase contract units for additional shares of our common stock. Each contract had a stated amount of $200 and consisted of a fixed-share purchase contract and U.S. Treasury securities (PACESSM) and a variable-share repurchase contract (COVERSSM). The SPACES investors received total annual payments of 6.75% on the units, payable quarterly. The present value of the contract payments totaled $45 million and was treated as a cost of capital and charged to surplus upon issuance. On November 15, 2005, we received proceeds of $345 million and issued 8.7 million shares of our common stock upon settlement of the PACES. The proceeds from the settlement were used to redeem $345 million of capital securities on December 15, 2005. In February 2006, we received 1.2 million shares as settlement of the COVERS.

In 1995, our Board authorized a publicly announced stock purchase program for our common stock for general corporate purposes, including employee benefit programs. During the first quarter of 2005, 2.9 million shares were purchased under the 1995 stock purchase program. The 1995 program was terminated by action of the Board effective February 17, 2005. In its place, the Board authorized a new publicly announced program for the purchase of 15 million shares of our common stock for other corporate purposes, including employee benefit programs. During 2005, 10.2 million shares were purchased under the 2005 stock purchase program, and as of December 31, 2005, 4.8 million shares remained available for purchase. Additional information about share purchases is in Note 11 of the “Notes to Consolidated Financial Statements” included under Item 8 in this Form 10-K.

We employ third-party broker-dealers to acquire shares on the open market for our publicly-announced stock purchase program.

40   State Street Corporation

Economic Capital

During 2004, we implemented a methodology to quantify our economic capital needs. We define economic capital as the common equity required to protect debt holders against unexpected economic losses over a one-year period at a level consistent with the solvency of a firm with our target debt rating. The Capital Committee oversees the management of State Street’s economic capital.

We quantify capital requirements for the risks inherent in our business activities and group them into one of the following broadly-defined categories:

•	Market risk: the risk of adverse financial impact due to fluctuations in market prices, primarily as they relate to our trading activities

•	Interest-rate risk: the risk of loss in non-trading, asset and liability management positions, primarily the impact of adverse movements in interest rates on the repricing mismatches that exist between balance sheet assets and liabilities

•	Credit risk: the risk of loss that may result from the default or downgrade of a borrower or counterparty

•	Operational risk: the risk of loss from inadequate or failed internal processes, people and systems, or from external events, which is consistent with the Basel II definition

•	Business risk: the risk of adverse changes in our earnings from business factors, including changes in the competitive environment, changes in the operational economics of business activities, and the effect of strategic and reputation risks

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

Because the amount of economic capital varies directly with our overall level of risk, it has become an integral part of our internal capital management process. Economic and regulatory capital are key metrics used by management to ensure that our actual level of capital is commensurate with our risk profile, in compliance with all regulatory requirements, and sufficient to provide us with the financial flexibility to undertake future strategic business initiatives.

The framework and methodologies used to quantify capital for each of the risk types have been developed by Enterprise Risk Management and Global Treasury and are designed to be generally consistent with our risk management principles. This framework has been approved by senior management and has been reviewed by the Executive Committee of the Board. Due to the evolving nature of quantification techniques, we expect to continue refining the methodologies used to estimate our economic capital requirements, which could result in a different amount of capital needed to support our risk profile.

Liquidity

The objective of liquidity management is to ensure that we have the ability to meet our financial obligations in a timely and cost-effective manner, and that we maintain sufficient flexibility to fund strategic corporate initiatives as they arise. Effective management of liquidity involves assessing the potential mismatch between the future cash needs of our customers and our available sources of cash under normal and adverse economic and business conditions. Uses of liquidity consist primarily of meeting deposit withdrawals and funding outstanding commitments to extend credit as they are drawn upon. Liquidity is provided by the maintenance of broad access to the global capital markets and our balance sheet asset structure, as described below.

Global Treasury is responsible for the day-to-day management of our global liquidity position, which is conducted within risk guidelines established and monitored by ALCO. Management maintains a liquidity measurement framework, including a funding contingency plan designed to manage through a potential liquidity crisis. The plan defines roles, responsibilities, and management actions to be undertaken in the event of deterioration in our liquidity profile caused by either a State Street-specific event or a broader disruption in the capital markets. The plan outlines several levels of potential risk to our liquidity and identifies several “triggers” that we use as early warning signals of a possible difficulty. These triggers are a combination of internal and external measures of increases in potential cash needs or decreases in available cash sources and possible impairment of our ability to access the global capital markets.

State Street Corporation   41

We generally manage our liquidity risk on a global basis at the consolidated level, but we also manage parent company liquidity separately. State Street Bank generally has broader access to funding products and markets limited to banks, specifically the federal funds market and the Federal Reserve’s discount window. The parent company is managed to a more conservative liquidity profile, reflecting narrower market access. We typically hold enough cash, primarily in the form of interest-bearing deposits with subsidiary banks, to meet current debt maturities and cash needs and those projected over the next one-year period.

Material risks to the sources of short-term liquidity would include, among other things, rating agency downgrades of our deposits and debt securities below investment-grade level, which would restrict our ability to access the funding markets and may lead to withdrawals of unsecured deposits by our customers. In addition, a large volume of unanticipated funding requirements, such as guarantees of third-party debt under liquidity asset purchase agreements or large draw-downs of existing lines of credit could require additional liquidity. As of December 31, 2005, there were no circumstances that management considered reasonably likely to occur that would adversely impact our sources of short-term liquidity.

While maintenance of a high investment-grade credit rating is of primary importance to our liquidity management program, on-balance sheet liquid assets represent significant liquidity that we can directly control and provide a source of cash in the form of principal maturities and the ability to borrow from the capital markets using our securities as collateral. Our liquid assets consist primarily of short-term money-market assets, such as federal funds sold and interest-bearing deposits with banks, the latter of which are multicurrency instruments invested with major multinational banks; and high-quality, marketable investment securities not already pledged, which generally are more liquid than other types of assets and can be sold or borrowed against to quickly generate cash. As of December 31, 2005, our liquid assets, as defined, totaled $48.92 billion. Securities carried at $26.57 billion as of December 31, 2005 were designated as pledged for public and trust deposits, borrowed funds and for other purposes as provided by law, and are excluded from the liquid assets calculation.

Based upon our level of liquid assets and our ability to access the capital markets for additional funding when necessary, including our ability to issue debt and equity securities under our current shelf registration statement, management considers overall liquidity at December 31, 2005 more than sufficient to meet State Street’s current commitments and business needs, including accommodating the transaction and cash management needs of its customers.

42   State Street Corporation

Our ability to maintain consistent access to liquidity is fostered by the maintenance of high investment-grade ratings on our debt, as measured by the major independent credit rating agencies. Factors essential to retaining high credit ratings include diverse and stable core earnings; strong risk management; strong capital ratios; diverse liquidity sources, including the global funds markets and customer deposits; and strong liquidity monitoring procedures. High ratings on debt minimize borrowing costs and enhance our liquidity by ensuring the largest possible market for our debt. A downgrade or reduction in credit ratings could have an adverse impact to our ability to access funding at favorable interest rates. There were no changes to our ratings in 2005.

	Standard & Poor’s		Moody’s	Fitch		DBRS
State Street Corporation:
Short-term commercial paper	A-1	+	P-1	F1	+	R-1	(mid)
Senior debt	AA	–	Aa3	AA	–	AA	(low)
Subordinated debt	A	+	A1	A	+	A	(high)
Capital securities	A		A1	A	+	A	(high)

State Street Bank:
Short-term deposits	A-1	+	P-1	F1	+	R-1	(mid)
Long-term deposits	AA		Aa2	AA		AA
Senior debt	AA	–	Aa2	AA	–	AA
Subordinated debt	AA	–	Aa3	A	+	AA	(low)

Outlook	Stable		Stable	Stable		Stable

CONTRACTUAL CASH OBLIGATIONS
	PAYMENTS DUE BY PERIOD
	Total	Less than 1 year	1–3 years	4–5 years	Over 5 years
(Dollars in millions)
As of December 31, 2005
Long-term debt(1)	$4,083	$138	$276	$558	$3,111
Operating leases	1,167	180	292	227	468
Capital lease obligations	925	51	103	104	667
COVERS, a component of SPACES	2	2	–	–	–
Total contractual cash obligations	$6,177	$371	$671	$889	$4,246

(1)	Long-term debt above excludes capital leases (reported as a separate line item) and the effect of interest-rate swaps. Interest payments were calculated at the stated rate, with the exception of floating-rate debt for which payments were calculated using the indexed rate in effect at December 31, 2005.

The preceding table does not include obligations which will be settled in cash, primarily in less than one year, such as deposits, federal funds purchased, securities sold under repurchase agreements and other short-term borrowings. The obligations presented in the table are recorded in our consolidated statement of condition at December 31, 2005. Additional information about deposits, federal funds purchased, securities sold under repurchase agreements and other short-term borrowings is in Notes 6 and 7 of the “Notes to Consolidated Financial Statements,” included in this Form 10-K under Item 8.

The table does not include obligations related to derivative contracts, because the amounts included in our consolidated statement of condition at December 31, 2005 related to derivative contracts do not represent the amounts that may ultimately be paid under the contracts. Additional information about derivative contracts is in Note 14 of the “Notes to Consolidated Financial Statements” included in this Form 10-K

State Street Corporation   43

under Item 8. We have obligations under pension and other postretirement benefit plans, which are more fully described in Note 17 of the “Notes to Consolidated Financial Statements,” which are not included in the above table.

Additional information about contractual cash obligations related to long-term debt and operating and capital leases is in Notes 8 and 18 of the “Notes to Consolidated Financial Statements.” The consolidated statement of cash flows, included under Item 8 of this Form 10-K, provides additional liquidity information.

OTHER COMMERCIAL COMMITMENTS
	TENURE OF COMMITMENT
	Total amounts committed(1)	Less than 1 year	1–3 years	4–5 years	Over 5 years
(Dollars in millions)
As of December 31, 2005
Indemnified securities financing	$372,863	$372,863
Liquidity asset purchase agreements	24,039	19,956	$2,200	$1,402	$481
Unfunded commitments to extend credit	14,403	11,887	602	1,824	90
Standby letters of credit	4,689	1,249	1,595	1,259	586
Total commercial commitments	$415,994	$405,955	$4,397	$4,485	$1,157

(1)	Amounts committed are reported net of participations.

Additional information about the commercial commitments disclosed in this section is in Note 9 of the “Notes to Consolidated Financial Statements” included in this Form 10-K under Item 8.

Risk Management

The global scope of our business activities requires that we balance what we perceive to be the primary risks in our businesses with a comprehensive and well-integrated risk management function. The measurement, monitoring and mitigation of risks are essential to the financial performance and successful management of State Street’s businesses. These risks, if not effectively managed, can result in current losses to State Street as well as erosion of our capital and damage to our reputation. Our systematic approach also allows for a more precise assessment of risks within a framework for evaluating opportunities for the prudent use of capital.

We have a disciplined approach to risk management that involves all levels of management. The Board provides extensive review and oversight of State Street’s overall risk management programs, including the approval of key risk management policies and the periodic review of State Street’s key risk indicators. These indicators are designed to identify major business activities of State Street with significant risk content, and to establish quantifiable thresholds for risk measurement. Key risk indicators are reported regularly to the Executive Committee of the Board, and are reviewed periodically for appropriateness. Modifications to the indicators are made to reflect changes in our business activities or refinements to existing measurements. Enterprise Risk Management, or “ERM,” a dedicated corporate group, provides oversight, support and coordination across business units and is responsible for the formulation and maintenance of enterprise-wide risk management policies and guidelines. In addition, ERM establishes and reviews approved limits, and with the support of business line management, monitors key risks. The head of ERM meets regularly with the Board or a Board committee, as appropriate, and has the authority to escalate issues as necessary.

The execution of duties in the management of people, products, business operations and processes is the responsibility of business unit managers. The risk management function is responsible for designing, orchestrating and directing the implementation of risk management programs and processes consistent with corporate and regulatory standards. Accordingly, risk management is a shared responsibility and requires joint efforts in goal setting, program design and implementation, resource management, and performance evaluation between business and functional units.

Responsibility for risk management is overseen by a series of management committees. The Major Risk Committee, or “MRC,” is responsible for the formulation, recommendation and approval of policies, guidelines and programs governing the identification, analysis, measurement and control of material risks across State

44   State Street Corporation

Street. Chaired by the head of ERM, the MRC focuses on the review of business activities with significant risk content and the assessment of risk management programs and initiatives, and also serves as the credit policy committee for State Street. The Capital Committee, chaired by the Chief Financial Officer, oversees the management of our regulatory and economic capital, the determination of the framework for capital allocation and strategies for capital structure and debt and equity issuances. ALCO, chaired by the Treasurer, oversees the management of our consolidated balance sheet, including management of our global liquidity and interest-rate risk positions. The Fiduciary Committee reviews the criteria for the acceptance of fiduciary duties, and assists our business lines with their fiduciary responsibilities executed on behalf of customers. Several other committees with specialized risk management functions report to the MRC.

Corporate Audit serves in a complementary role to our risk management program, providing the Board and management with continuous monitoring and control assessments to ensure adherence to State Street’s policies and procedures and the effectiveness of its system of internal controls. Additionally, the internal control environment is evaluated through external examinations and regulatory compliance efforts. The Corporate Compliance and Legal groups also serve essential risk management roles. Corporate Compliance is responsible for the design, implementation and oversight of policies, guidelines and programs to ensure our compliance with applicable laws and regulations wherever State Street conducts business, and monitors our adherence to corporate policies in our businesses. The Legal group provides counsel that enables us to deal with complex legal and regulatory environments, maximize business opportunities and minimize legal, regulatory and other risks.

While we believe our risk management program is effective in managing the risks in our businesses, external factors may create risks that cannot always be identified and anticipated. For example, a material counterparty failure or a default of a material obligor could have an adverse effect on our results of operations.

Market Risk

Market risk is defined as the risk of adverse financial impact due to fluctuations in interest rates, foreign exchange rates and other market-driven rates or prices. State Street is exposed to market risk both in its trading and non-trading, or asset and liability management, activities. The market risk management processes for these activities, discussed in further detail below, apply to both on-balance sheet and off-balance sheet exposures.

Trading Activities:

We primarily engage in trading and investment activities to serve our customers’ needs and to contribute to overall corporate earnings and liquidity. In the conduct of these activities, we are subject to, and assume, market risk. The level of market risk that we assume is a function of our overall objectives and liquidity needs, customer requirements and market volatility. Interest-rate risk, a component of market risk, is more thoroughly discussed in the “Asset and Liability Management” portion of this “Market Risk” section.

State Street manages its overall market risk through a comprehensive risk management framework. This structure includes a market risk measurement group that reports independently to senior management through ERM. Market risk associated with foreign exchange and trading activities is controlled through established limits on aggregate and net open positions, sensitivity to changes in interest rates, and concentrations, which are supplemented by stop-loss thresholds. We use an array of risk management tools and methodologies, including value-at-risk, to measure, monitor and control market risk. All limits and measurement techniques are reviewed and adjusted as necessary on a regular basis by business managers, the market risk management group and the Trading and Market Risk Committee.

We use a variety of derivative financial instruments to support customers’ needs, conduct trading activities and manage our interest-rate and currency risk. These activities are designed to create trading revenue or hedge volatility in net interest revenue. In addition, we provide services related to derivative financial instruments in our role as both a manager and servicer of financial assets.

Our customers use derivative financial instruments to manage the financial risks associated with their investment goals and business activities. With the growth of cross-border investing, customers have an increasing need for foreign exchange forward contracts to convert currency for international investment and to manage the currency risk in international investment portfolios. As an active participant in the foreign exchange markets, we provide foreign exchange forward contracts and options in support of these customer needs.

State Street Corporation   45

As part of our trading activities, we assume positions in the foreign exchange and interest-rate markets by buying and selling cash instruments and using derivative financial instruments, including foreign exchange forward contracts, foreign exchange and interest-rate options and interest-rate swaps. As of December 31, 2005, the notional amounts of all of these derivative financial instruments were $436.28 billion, of which $414.38 billion were foreign exchange forward contracts. In the aggregate, long and short foreign exchange forward positions are closely matched to minimize currency and interest-rate risk. All foreign exchange contracts are valued daily at current market rates.

We use a variety of risk measurement and estimation techniques, including value-at-risk. Value-at-risk is an estimate of potential loss for a given period within a stated statistical confidence interval. We use a risk management system to estimate value-at-risk daily for all material trading positions. We have adopted standards for estimating value-at-risk, and we maintain capital for market risk in accordance with applicable regulatory guidelines. Value-at-risk is estimated for a 99% one-tail confidence interval and an assumed one-day holding period using a historical observation period of greater than one year. A 99% one-tail confidence interval implies that daily trading losses should not exceed the estimated value at risk more than 1% of the time, or approximately three days out of the year. The methodology uses a simulation approach based on observed changes in foreign exchange rates and takes into account the resulting diversification benefits provided from the mix of our trading positions.

Like all quantitative risk measures, value-at-risk is subject to certain limitations and assumptions inherent in the methodology. Our methodology gives equal weight to all market-rate observations regardless of how recently the market rates were observed. The estimate is calculated using static portfolios consisting of positions held at the end of the trading day. Implicit in the estimate is the assumption that no intraday action is taken by management during adverse market movements. As a result, the methodology does not represent risk associated with intraday changes in positions or intraday price volatility.

The following table presents our market risk for our trading activities as measured by our value-at-risk methodology:

VALUE-AT-RISK
	Annual Average	Maximum	Minimum
(Dollars in millions)
Years ended December 31,

2005:
Foreign exchange products	$1.3	$3.3	$.5
Interest-rate products	1.1	3.0	.3

2004:
Foreign exchange products	$1.3	$3.5	$.3
Interest-rate products	1.6	3.0	1.0

We compare actual daily profits and losses from trading activities to estimated one-day value-at-risk. For the years ended December 31, 2005, 2004 and 2003, we did not experience any trading losses in excess of our end-of-day value-at-risk estimate.

Asset and Liability Management Activities:

The primary objective of asset and liability management is to provide sustainable and growing net interest revenue, or “NIR,” under varying economic environments, while protecting the economic values of our balance sheet assets and liabilities from the adverse effects of changes in interest rates. Most of our NIR is earned from the investment of deposits generated by our core Investment Servicing and Investment Management businesses. We structure our balance sheet assets to generally conform to the characteristics of our balance sheet liabilities, but we manage our overall interest-rate risk position in the context of current and anticipated market conditions and within approved risk guidelines.

46   State Street Corporation

Our overall interest-rate risk position is maintained within a series of policies approved by the Board and guidelines established and monitored by ALCO. Our Global Treasury unit has responsibility for managing State Street’s day-to-day interest-rate risk. To effectively manage the consolidated balance sheet and related net interest revenue, Global Treasury has the authority to take a limited amount of interest-rate risk based on market conditions and its views about the direction of global interest rates over both short-term and long-term time horizons. To accommodate our increasing non-U.S. dollar exposures and to further coordinate our global interest-rate risk management activities, Global Treasury has established regional treasury centers in Europe and the Asia/Pacific region during 2005.

Consolidated balance sheet assets are the primary tools used in managing interest-rate risk. We invest in financial instruments with currency, repricing, and maturity characteristics we consider appropriate to manage our overall interest-rate risk position. In addition to on-balance sheet assets, we use certain derivative financial instruments, primarily interest-rate swaps, to synthetically alter the interest-rate characteristics of specific balance sheet assets or liabilities. The use of derivative financial instruments is subject to ALCO-approved guidelines. Additional information about our use of derivative financial instruments is in Note 14 of the “Notes to Consolidated Financial Statements” included under Item 8 of this Form 10-K.

As our non-U.S. operations have grown, non-U.S. dollar denominated customer liabilities have become an increasingly significant portion of our consolidated balance sheet. We use two methods to reduce foreign currency translation risk: (1) invest in interest-bearing deposits with multinational financial institutions in the same currency as the customer liability; and (2) invest in U.S.-dollar investment securities after conversion from local currencies into U.S. dollars using spot and forward foreign exchange contacts. While foreign exchange risk has been mitigated, we do have exposure to changes in the shape and level of non-U.S. dollar yield curves, which we include in our consolidated interest-rate risk management process.

Because no one individual measure can accurately assess all of our risks to changes in rates, we use several quantitative measures in our assessment of current and potential future exposures to changes in interest rates and their impact on net interest revenue and balance sheet values. Net interest revenue simulation is the primary tool used in our evaluation of the potential range of possible net interest revenue results that could occur under a variety of interest-rate environments. We also use market valuation and duration analysis to assess changes in the economic value of balance sheet assets and liabilities caused by assumed changes in interest rates. Finally, gap analysis — the difference between the amount of balance sheet assets and liabilities repricing within a specified time period — is used as a measurement of our interest-rate risk position.

To measure, monitor, and report on our interest-rate risk position, we begin with two models: (1) NIR simulation, or “NIR-at-risk,” which measures the impact on NIR over the next twelve months to immediate, or “rate shock,” and slow, or “rate ramp,” changes in market interest rates; and (2) economic value of equity, or “EVE,” that measures the impact on the present value of all NIR-related principal and interest cash flows of an immediate change in interest rates. NIR-at-risk is designed to measure the potential impact of changes in market interest rates on net interest revenue in the short term. EVE, on the other hand, is a long-term view of interest-rate risk, but with a liquidation view of State Street. Both of these models are subject to ALCO-established guidelines, and are monitored regularly, along with other relevant simulations, scenario analyses and stress tests by both Global Treasury and ALCO.

In calculating our NIR-at-risk, we start with a base amount of net interest revenue that is projected over the next twelve months, assuming that the then-current yield curve remains unchanged over the period. Our existing balance sheet assets and liabilities are adjusted by the amount and timing of transactions that are forecasted to occur over the next twelve months. That yield curve is then “shocked,” or moved immediately, ±100 basis points, or “bps,” in a parallel fashion, or at all points along the yield curve. Two new twelve-month NIR projections are then developed using the same balance sheet and forecasted transactions, but with the new yield curves, and compared to the base scenario. We also perform the calculations using interest rate ramps, which are ±100 basis point changes in interest rates that are assumed to occur gradually over the next twelve-month period, rather than immediately as we do with interest-rate shocks.

EVE is based on the change in the present value of all NIR-related principal and interest cash flows for changes in market rates of interest. The present value of existing cash flows with a then-current yield curve serves as the base case. We then apply an immediate parallel shock to that yield curve of ±200 basis points and recalculate the cash flows and related present values. A large shock is used to better capture the embedded option risk in our mortgage-backed securities that results from the borrower’s prepayment opportunity.

State Street Corporation   47

Key assumptions used in the models described above include the timing of cash flows; the maturity and repricing of balance sheet assets and liabilities, especially option-embedded financial instruments like mortgage-backed securities; changes in market conditions; and interest-rate sensitivities of our customer liabilities with respect to the interest rates paid and the level of balances. These assumptions are inherently uncertain and, as a result, the models cannot precisely calculate future NIR or predict the impact of changes in interest rates on NIR and economic value. Actual results could differ from simulated results due to the timing, magnitude and frequency of changes in interest rates and market conditions, changes in spreads and management strategies, among other factors. Projections of potential future streams of NIR are assessed as part of our forecasting process.

The following table presents the estimated exposure of NIR for the next twelve months, calculated as of December 31, 2005 and 2004, due to an immediate ± 100 basis point shift in then-current interest rates. Estimated incremental exposures set forth below are dependent on management’s assumptions about asset and liability sensitivities under various interest-rate scenarios, such as those previously discussed, and do not reflect any actions management may undertake in order to mitigate some of the adverse effects of interest-rate changes on State Street’s financial performance.

NIR-AT-RISK	Estimated Exposure to Net Interest Revenue
	2005	2004
(Dollars in millions) Rate Change
+ 100 bps shock	$(58)	$(49)
– 100 bps shock	(5)	3

+ 100 bps ramp	(35)	(39)
– 100 bps ramp	9	18

The following table presents estimated EVE exposures, calculated as of December 31, 2005 and 2004, assuming an immediate and prolonged shift in interest rates, the impact of which would be spread over a number of years.

ECONOMIC VALUE OF EQUITY	Estimated Exposure to Economic Value of Equity
	2005	2004
(Dollars in millions) Rate Change
+ 200 bps shock	$(714)	$(775)
– 200 bps shock	138	467

While the measures presented in the tables above are not a prediction of future NIR or valuations, they do suggest that if all other variables remained constant, in the short term, falling interest rates would lead to NIR that is higher than it would otherwise have been, and rising rates would lead to lower NIR. Other important factors that impact the levels of NIR are balance sheet size and mix; interest-rate spreads; the slope and interest-rate level of U.S. dollar and non-U.S. dollar yield curves and the relationship between them; how quickly or slowly market interest rates change; and management actions taken in response to the preceding conditions.

One of the most significant assumptions underlying our modeling methodologies and the level of our NIR is the reaction of our balance sheet liabilities, such as deposits, to movements in market interest rates. Customer deposit balances and related interest rates are an important element of the profitability of the overall customer relationship. Generally, we invest customer deposits in money-market assets and high-quality investment securities, the mix of which is determined by the interest-rate and balance sensitivities of customer deposits under a variety of economic environments. We regularly assess the characteristics of customer liabilities by product, geography, currency and customer type to ensure that the characteristics have not materially changed in a way that would create material risk to our NIR and net interest margin.

48   State Street Corporation

During 2005, we performed a comprehensive review of the interest-rate sensitivities of our customer liabilities with respect to interest rates paid and the level of balances. The results of the review demonstrated a generally longer duration than previously considered. The incremental exposures presented in the preceding tables as of December 31, 2005 reflect the results of this review. Incremental exposures as of December 31, 2004 were not comparatively restated.

Credit Risk

Credit and counterparty risk is defined as the risk of financial loss if a borrower or counterparty is either unable or unwilling to repay borrowings or settle in accordance with contractual terms. The extension of credit and acceptance of counterparty risk by State Street are governed by corporate guidelines based on the prospective customer’s risk profile, the markets served, counterparty and country concentrations, and regulatory compliance. Our focus on large institutional investors and their businesses requires that we assume concentrated credit risk in a variety of forms to certain highly-rated entities. This concentration risk is mitigated by comprehensive guidelines and procedures to monitor and manage all aspects of credit and counterparty risk that we undertake. Exposures are evaluated on an individual basis at least annually.

We provide, on a limited basis, traditional loan products and services to key customers and prospects in a manner that enhances customer relationships, increases profitability and minimizes risk. We employ a relationship model in which credit decisions are based upon credit quality and the overall institutional relationship. This model is typical of financial institutions that provide credit to institutional customers in the markets that we serve.

An allowance for loan losses is maintained to absorb probable credit losses in the loan portfolio and is reviewed regularly by management for adequacy. An internal rating system is used to assess potential risk of loss based on current economic and/or customer financial indicators. As a part of the implementation of the Basel II provisions, State Street has developed and is implementing a new rating system for its various types of credit exposures. The provision for loan losses is a charge to earnings to maintain the overall allowance for loan losses at a level considered adequate relative to the level of credit risk in the loan and lease financing portfolio. No provision was recorded in 2005. In 2004, we reversed $18 million through the provision as a result of reduced credit risk exposures and improved credit quality.

State Street Corporation   49

At December 31, 2005, the allowance for loan losses was $18 million, less than 1% of total loans, unchanged from $18 million a year ago. Changes in the allowance for loan losses for the years ended December 31, were as follows:

	2005	2004	2003	2002	2001
(Dollars in millions)
U.S.:
Balance at beginning of year	$14	$43	$43	$40	$41
Provision for loan losses	–	(15)	–	4	8
Loan charge-offs — commercial and financial	–	–	–	(3)	(9)
Recoveries — commercial and financial	–	–	–	3	–
Transferred upon sale(1)	–	–	–	(1)	–
Reclassification(2)	–	(14)	–	–	–
Balance at end of year — U.S.	14	14	43	43	40

Non-U.S.:
Balance at beginning of year	4	18	18	18	16
Provision for loan losses	–	(3)	–	–	2
Loan charge-offs	–	–	–	–	–
Reclassification(2)	–	(11)	–	–	–
Balance at end of year — Non-U.S.	4	4	18	18	18
Total balance at end of year	$18	$18	$61	$61	$58
Ratio of net charge-offs (recoveries) to average loans outstanding	–	–	–	–	.14%

(1)	In December 2002, we completed the sale of our Global Trade Banking business, which included the transfer of $1 million of the allowance for loan losses.

(2)	During 2004, we reclassified $25 million of the allowance for loan losses to other liabilities as a reserve for off-balance sheet commitments. Subsequent to the reclassification, the reserve for off-balance sheet commitments was reduced by $10 million, and recorded as an offset to other operating expenses.

Past-due loans are loans on which principal or interest payments are over 90 days delinquent, but where interest continues to be accrued. There were no past-due loans as of December 31, 2005, 2004, 2003 and 2002. There were less than $1 million of past-due loans as of December 31, 2001 to a non-U.S. customer.

We generally place loans on non-accrual status once payments are 60 days past due, or when management determines that full collection is not probable. Loans 60 days past due, but considered both well-secured and in the process of collection, may be excluded from non-accrual status. For loans placed on non-accrual status, revenue recognition is suspended. There were no non-accrual loans at year-end 2005, 2004, 2003 and 2002, and less than $1 million at year-end 2001, all to U.S. customers.

State Street purchases securities under agreements to resell. Risk is minimized by establishing the acceptability of counterparties; limiting purchases almost exclusively to low-risk U.S. government securities; taking possession or control of transaction assets; monitoring levels of underlying collateral; and limiting the duration of the agreements. Securities are revalued daily to determine if additional collateral is necessary from the borrower. Most repurchase agreements are short-term, with maturities of less than 90 days.

State Street also provides customers with off-balance sheet liquidity and credit enhancement facilities in the form of letters of credit, lines of credit and liquidity asset purchase agreements. These exposures are subject to an extensive initial credit analysis, with detailed approval and review processes. These facilities are also actively monitored and reviewed on an annual basis. We maintain a separate reserve for probable credit losses related to certain of these off-balance sheet activities. Management reviews the adequacy of this reserve on a regular basis.

We lend securities to creditworthy banks, broker-dealers and other institutions on behalf of customers, and in certain circumstances, we provide indemnities for the fair market value of those securities against a failure of the borrower to return such securities. Though these transactions are well-collateralized, the substantial volume of these activities necessitates rigorous credit-based underwriting and monitoring processes. State Street requires the borrowers to provide collateral in an amount equal to or in excess of 102%

50   State Street Corporation

of the fair market value of the securities borrowed. The borrowed securities are revalued daily to determine if additional collateral is necessary. State Street held, as agent, cash and U.S. government securities totaling $387.22 billion and $360.61 billion as collateral for indemnified securities financing at December 31, 2005 and 2004, respectively.

Rigorous processes for credit approval and monitoring are in place for other credit-related activities, which include cash due from banks; interest-bearing deposits with banks; federal funds sold; and foreign exchange trading. As part of the approval and renewal process, appropriate due diligence is conducted based on the size and term of the exposure, as well as the quality of the counterparty. Exposures to these entities are aggregated and evaluated by ERM.

Investments in debt and equity securities, including investments in affiliates, are monitored regularly by Corporate Finance and ERM. To the extent necessary, procedures are in place for evaluating potentially impaired securities. Total non-performing investment securities at December 31, 2005 were $4 million, compared to $7 million at December 31, 2004.

Operational Risk

We define operational risk as the potential for loss resulting from inadequate or failed internal processes, people and systems, and from external events. As a leading provider of services to institutional investors, our customers have a broad array of complex and specialized servicing, confidentiality and fiduciary requirements. Active management of operational risk is an integral component of all aspects of our business, and responsibility for the management of operational risk lies with every individual at State Street. Our Operational Risk Policy Statement defines operational risk and details roles and responsibilities for managing operational risk. The Policy Statement is reinforced by the Operational Risk Guidelines, which codify our approach to operational risk. The Guidelines document our sound practices and provide a mandate within which programs, processes, and regulatory elements are implemented to ensure that operational risk is identified, measured, managed and controlled in an effective and consistent manner across State Street.

We maintain an operational risk governance structure to ensure that responsibilities are clearly defined and to provide independent oversight of operational risk management. ERM oversees the overall operational risk management program. The MRC and the Operational Risk Committee review key risk indicators and policies related to operational risk, provide oversight to ensure compliance with the operational risk program, and escalate operational risk issues of note to the Executive Committee of the Board. Corporate Audit performs independent reviews of the application of operational risk management practices and methodologies and reports to the Examining and Audit Committee of the Board.

State Street’s internal control environment is designed to provide a sound operational environment. Our discipline in managing operational risk provides the structure to identify, evaluate, control, monitor, measure, mitigate and report operational risk.

Business Risk

We define business risk as the risk of adverse changes in our earnings related to business factors, including changes in the competitive environment, changes in the operational economics of business activities and the potential effect of strategic and reputation risks, not already captured as market, credit or operational risks. We incorporate business risk into our assessment of our economic capital needs. Active management of business risk is an integral component of all aspects of our business, and responsibility for the management of business risk lies with every individual at State Street.

It is sometimes difficult to separate the effects of a potential adverse event into operational and business risks. For instance, the direct financial impact of an unfavorable event in the form of fines or penalties would be classified as an operational risk loss, while the impact on our reputation and the potential loss of customers and corresponding decline in revenue would be classified as a business risk loss. An additional example of business risk is the integration of a major acquisition. Failure to successfully integrate the operations of an acquired business, and the resultant inability to retain customers as a result of integration issues, would be classified as a business risk loss.

Business risk is managed with a long-term focus. Techniques include the careful development of business plans and appropriate management oversight. The potential impact of the various elements of business risk is difficult to quantify with any degree of precision. We use a combination of historical earnings volatility, scenario

State Street Corporation   51

analysis, stress-testing and management judgment to help assess the potential effect on State Street attributable to business risk. Management and control of business risks is generally the responsibility of the business units as part of their overall and strategic planning and internal risk management processes.

Off-Balance Sheet Arrangements

Assets under custody and assets under management are held by State Street in a fiduciary or custodial capacity for our customers and are not recorded in our consolidated statement of condition, in accordance with GAAP. Similarly, collateral funds resulting from our securities finance activities are held by us as agent; therefore, these assets are not recorded in our consolidated statement of condition.

We sell and distribute securities for two types of off-balance sheet entities that are not recorded in our consolidated financial statements. Additional information about these special purpose entities is in Notes 9 and 10 of the “Notes to Consolidated Financial Statements” included in this Form 10-K under Item 8.

The risks associated with providing administration, liquidity, and/or credit enhancements to these special purpose entities are reviewed as part of our corporate risk management process in a manner that is consistent with applicable policies and guidelines. We believe that State Street has sufficient liquidity and has provided adequate credit reserves to cover any risks associated with these activities.

As further explained in Note 14 of the “Notes to Consolidated Financial Statements” included in this Form 10-K under Item 8, we utilize derivative financial instruments in our asset and liability management process.

Recent Accounting Developments

Information related to recent accounting developments is in Notes 1 and 9 of the “Notes to Consolidated Financial Statements” included in this Form 10-K under Item 8.

52   State Street Corporation

TO OUR SHAREHOLDERS

State Street delivered value in 2005.

We delivered value to our shareholders, our customers, our employees and the communities in which we operate. We achieved this value by focusing on delivering for our customers, executing our plan against our goals, performing consistently for our shareholders, providing more opportunities for our employees, and continuing to give back to the communities where we do business.

Our goals for 2005 included growth in operating earnings per share of between 10 and 15 percent, growth in operating revenue of between 8 and 12 percent, and operating return on shareholders’ equity of between 14 and 17 percent. We achieved these goals, increasing operating earnings per share from continuing operations by 14 percent and operating revenue by 10 percent and recording return on shareholders’ equity from continuing operations of 15.3 percent. Assets under custody hit an all-time high of $10.1 trillion and assets under management rose to a record $1.4 trillion.

2005 was our 28th consecutive year of operating earnings per share growth and our 27th consecutive year of dividend increases, which rose 12 percent. We also repurchased 13 million shares of our stock, putting our share count at 334 million shares outstanding, just as it was at the end of 2004.

I measure the year’s achievements in four ways.

Financial

We remained focused on the bottom line in 2005, carefully balancing revenue growth with continued expense management. This focus allowed us to generate positive operating leverage for the year, an objective I set out to accomplish when I took over as chairman and chief executive officer in July 2004, and one that I continue to target. I view our 2005 results as a start, and an indication that we are heading in the right direction.

Business growth across the company helped fuel our revenue increase in 2005. We added more than 2,000 new investment servicing and investment management wins in 2005, a result of our strong sales culture and our ability to execute. State Street Global Advisors (SSgA), our investment management arm and the largest institutional asset manager in the world, also posted significant growth in 2005 and improved its contribution to State Street overall. SSgA now represents 21 percent of State Street’s total pretax income, up from 17 percent a year ago.

We continued to deepen existing customer relationships and expand new product capabilities. These factors, combined with new business growth, enabled us to deliver what I consider to be better top-line performance than our peers.

53   State Street Corporation

We continue to see significant opportunities for growth outside of the United States, which accounted for 39 percent of State Street’s revenue in 2005, up from 37 percent at the end of 2004. I have set a goal of increasing this number to 50 percent over time, fueled in part by the growth of savings and retirement assets in Europe and the Asia-Pacific region and the globalization of investing.

In addition to revenue growth, positive operating leverage was achieved through expense control. By monitoring our headcount, adding mainly to support new business wins and by better aligning our real estate portfolio with our needs, we slowed our rate of expense growth. Our strengthened and more cost-effective global servicing model, shaped in part by new regulatory requirements, helped us to better serve our customers in the locations where they do business. We now have processing hubs in multiple locations around the world including Canada and India.

The centralized treasury group that we formed early in 2005 has improved management of our balance sheet, which is driven by customer liabilities. To better position State Street for rising interest rates, in 2005 we expanded the investment portfolio and adjusted the mix of investments to include higher yielding floating-rate securities, ending the year with a conservatively invested portfolio, 95 percent of which was AA rated or better.

Customer

State Street’s singular focus on providing large, global institutional investors with unparalleled service and value remained a differentiator for our company in 2005. Our ability to handle complex transactions, create innovative solutions and improve efficiencies helped us to attract new customers and add significant value to our existing customer relationships around the world.

2,086	14%
new investment servicing and	growth in operating earnings per share
investment management wins	from continuing operations

54   State Street Corporation

Major wins that fell into the expanded business category in 2005 included a landmark investment manager operations outsourcing renewal from Scottish Widows Investment Partnership in Edinburgh, extending our relationship with this customer well into a second decade. The year’s biggest investment servicing win, from Columbia Management Advisors, LLC, the asset management arm of Bank of America, gave State Street a key role in one of the largest fund integrations in the history of the mutual fund industry. This piece of business expands upon our existing relationship with a fund family that was acquired by Bank of America and illustrates our ability to earn the trust and confidence of our customers, as does another investment servicing appointment from Charles Schwab Investment Management for $149 billion in assets. Two wins from Volkswagen Group – one in the United Kingdom and the other in Germany – are further proof of our ability to expand many of the custody and accounting relationships we established years ago.

We also established many new customer relationships in 2005 in all major geographies and across all our capabilities. These relationships include conducting one of the largest-ever transition management assignments for a customer in Japan and providing servicing and management for a wide range of pension and investment schemes in Europe and Asia-Pacific. State Street’s ability to develop new products and services for both new and existing customers continues to set us apart.

State Street Global Advisors played an important role during the year in helping to enhance Asia’s bond markets as manager of the ABF Pan Asia Bond Index Fund, a key component of the Asian Bond Fund 2, an initiative developed by a group of 11 central banks and monetary authorities designed to provide governments with an additional source of credit. The fund invests in the local currency debt of eight countries in Asia, increasing investors access to this vital region of the world.

10%	28
increase in operating revenue	consecutive years of growth in
operating earnings per share

55   State Street Corporation

Product innovation continues to be a focus for us. State Street Global Advisors developed several new strategies including Global Alpha Plus, an innovative investment strategy designed to achieve consistent excess returns. It also launched a number of liability-driven investment strategies aimed at better matching assets to liabilities for pension funds. SSgA’s growing active product array contributed to more than half of its net new revenue in 2005. With a renewed focus on exchange-traded funds, SSgA also launched nine new ETFs during the year, including the SPDR® Dividend, and saw strong growth in some of its innovative approaches such as the streetTRACKS® Gold Shares.

Our research and trading capabilities, including foreign exchange, equity execution, transition management and securities finance activities, also posted record results in 2005. Daily trading volume on FX Connect,® our multibank electronic trading system, surpassed $45 billion and State Street remained the unmatched leader in transition management, managing more than $380 billion in transitions during the year. Continued demand for our quantitative investment research led us to expand our successful State Street Investor Confidence Index®, which now includes regional views for Europe, North America and the Asia-Pacific region.

As we advance our effort to serve customers in all the markets where they do business, we strengthened our presence in 2005 in Switzerland, the Netherlands and Hong Kong, and opened a representative office in Beijing, China. These markets will play an important role in our goal to increase revenue outside the United States.

Governance

State Street has made several recent changes to its corporate governance policies. First, we created a new chief compliance officer position charged with centralizing and overseeing State Street’s compliance program. Our board of directors – 13 out of 14 of whom qualify as independent under the New York Stock Exchange listing standards – are now elected annually, eliminating three-year terms of the past. Shareholders also now annually ratify the appointment of our auditors, Ernst & Young LLP. In 2005, the board adopted a majority voting standard requiring a director or nominee who receives a “withhold” vote from the majority of outstanding shares in an uncontested election of directors to submit his or her resignation, to be considered by the Nominating and Corporate Governance Committee.

56   State Street Corporation

Talent

Great companies are built around extraordinary individual execution. We must continue to invest in State Street’s future by developing and leveraging our deep pool of talented professionals. Today, we are investing in our employees at a higher level than ever before. In 2005, we added more training, enhanced our salary and promotions process, and undertook several initiatives to move executives within State Street globally to provide a deeper bench of talent that supports our succession planning. One such example is the appointment in 2005 of Bill Hunt, an 11-year company veteran, to lead State Street Global Advisors.

State Street employees continue to give their time and money to improve the communities where we live and work. In a year of unprecedented natural disasters around the world, State Street colleagues offered their help and support to a variety of relief efforts, while continuing to support local charitable endeavors. More than a quarter of our workforce invested approximately 30,000 hours of volunteer time around the globe last year. Giving back is an inherent part of the State Street culture and a source of great corporate pride.

In 2005, I believe State Street became a stronger, more efficient and more focused company. As we move into 2006, I’m encouraged that our business pipeline remains strong, and that we’re executing well against our strategic objectives. For 2006, we have once again set financial goals of achieving revenue growth between 8 and 12 percent, earnings per share growth between 10 and 15 percent and return on shareholders’ equity between 14 and 17 percent. We are currently targeting the middle of those ranges.

In my 18 months as State Street’s chairman and CEO, conversations with our customers have assured me of one thing: When customers come to State Street, they get a value they cannot find anywhere else. We delivered that value in 2005, and I will keep working to build on that value for all of our stakeholders in the future.

Sincerely,

Ronald E. Logue

Chairman and Chief Executive Officer

57   State Street Corporation

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth in the “Market Risk” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included under Item 7 of this Form 10-K, is incorporated by reference herein.

58   State Street Corporation

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Additional information about restrictions on the transfer of funds from State Street Bank to its parent company is included in this Form 10-K under Item 5, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included under Item 7.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE SHAREHOLDERS AND BOARD OF DIRECTORS
STATE STREET CORPORATION

We have audited the accompanying consolidated statement of condition of State Street Corporation as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of State Street Corporation at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of State Street Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2006 expressed an unqualified opinion thereon.

Boston, Massachusetts

February 17, 2006

State Street Corporation   59

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statement of Income

	2005	2004	2003
(Dollars in millions, except per share data or where otherwise indicated)
Years ended December 31,
Fee Revenue:
Servicing fees	$2,474	$2,263	$1,950
Management fees	751	623	533
Trading services	694	595	529
Securities finance	330	259	245
Processing fees and other	302	308	299
Total fee revenue	4,551	4,048	3,556
Net Interest Revenue:
Interest revenue	2,930	1,787	1,539
Interest expense	2,023	928	729
Net interest revenue	907	859	810
Provision for loan losses	–	(18)	–
Net interest revenue after provision for loan losses	907	877	810
(Losses) gains on sales of available-for-sale investment securities, net	(1)	26	23
Gain on sale of Private Asset Management business, net of exit and other associated costs	16	–	285
Gain on sale of Corporate Trust business	–	–	60
Total revenue	5,473	4,951	4,734
Operating Expenses:
Salaries and employee benefits	2,231	1,957	1,731
Information systems and communications	486	527	551
Transaction processing services	449	398	314
Occupancy	391	363	300
Merger, integration and divestiture costs	–	62	110
Restructuring costs	–	21	296
Other	484	431	320
Total operating expenses	4,041	3,759	3,622
Income from continuing operations before income tax expense	1,432	1,192	1,112
Income tax expense from continuing operations	487	394	390
Income from continuing operations	945	798	722
Loss from discontinued operations	(165)	–	–
Income tax benefit from discontinued operations	(58)	–	–
Net loss from discontinued operations	(107)	–	–
Net income	$838	$798	$722
Earnings Per Share From Continuing Operations:
Basic	$2.86	$2.38	$2.18
Diluted	2.82	2.35	2.15
Loss Per Share From Discontinued Operations:
Basic	$(.33)	$–	$–
Diluted	(.32)	–	–
Earnings Per Share:
Basic	$2.53	$2.38	$2.18
Diluted	2.50	2.35	2.15
Average Shares Outstanding (in thousands):
Basic	330,361	334,606	331,692
Diluted	334,636	339,605	335,326

The accompanying notes are an integral part of these financial statements.

60   State Street Corporation

Consolidated Statement of Condition

	2005	2004
(Dollars in millions)
As of December 31,
Assets
Cash and due from banks	$2,684	$2,035
Interest-bearing deposits with banks	11,275	20,634
Securities purchased under resale agreements	8,679	12,878
Federal funds sold	–	5,450
Trading account assets	764	745
Investment securities available for sale (including securities pledged of $26,573 and $27,273)	54,979	36,171
Investment securities held to maturity (fair value of $4,815 and $1,389)	4,891	1,400
Loans (less allowance of $18 and $18)	6,464	4,611
Premises and equipment (net of accumulated depreciation of $2,149 and $1,923)	1,453	1,444
Accrued income receivable	1,364	1,204
Goodwill	1,337	1,497
Other intangible assets	459	494
Other assets	3,619	5,477
Total assets	$97,968	$94,040

Liabilities
Deposits:
Noninterest-bearing	$9,402	$13,671
Interest-bearing — U.S.	2,379	2,843
Interest-bearing — Non-U.S.	47,865	38,615
Total deposits	59,646	55,129
Securities sold under repurchase agreements	20,895	21,881
Federal funds purchased	1,204	435
Other short-term borrowings	1,219	1,343
Accrued taxes and other expenses	2,632	2,603
Other liabilities	3,346	4,032
Long-term debt	2,659	2,458
Total liabilities	91,601	87,881

Commitments and contingencies (Note 9)
Shareholders’ Equity
Preferred stock, no par: authorized 3,500,000 shares; issued none
Common stock, $1 par: authorized 500,000,000 shares; issued 337,126,000 and 337,126,000 shares	337	337
Surplus	266	289
Retained earnings	6,189	5,590
Accumulated other comprehensive (loss) income	(231)	92
Treasury stock, at cost (3,501,000 and 3,481,000 shares)	(194)	(149)
Total shareholders’ equity	6,367	6,159
Total liabilities and shareholders’ equity	$97,968	$94,040

The accompanying notes are an integral part of these financial statements.

State Street Corporation   61

Consolidated Statement of Changes in Shareholders’ Equity

	COMMON STOCK					TREASURY STOCK
	Shares	Amount	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Shares	Amount	Total
(Dollars in millions, except per share data, shares in thousands)
Balance at December 31, 2002	329,992	$330	$104	$4,472	$106	5,065	$(225)	$4,787
Comprehensive Income:
Net income				722				722
Change in net unrealized gains/losses on available-for-sale securities, net of related taxes of $(20)					(26)			(26)
Foreign currency translation, net of related taxes of $68					109			109
Change in unrealized gains/losses on cash flow hedges, net of related taxes of $2					3			3
Total comprehensive income				722	86			808
Cash dividends declared — $.56 per share				(187)				(187)
Present value of the estimated fees payable with respect to SPACES, pursuant to January 14, 2003 Registration Statement			(57)					(57)
Common stock acquired						80	(3)	(3)
Common Stock Issued Pursuant To:
Public stock offering	7,153	7	260					267
Stock awards and options exercised, including tax benefit of $13	(13)		4			(2,025)	89	93
Debt conversion			(1)			(21)	1	–
Modified stock awards and options for restructuring			19			(385)	17	36
Other						(56)	3	3
Balance at December 31, 2003	337,132	337	329	5,007	192	2,658	(118)	5,747
Comprehensive Income:
Net income				798				798
Change in net unrealized gains/losses on available-for-sale securities, net of related taxes of $(91)					(130)			(130)
Change in minimum pension liability, net of related taxes of $(19)					(26)			(26)
Foreign currency translation, net of related taxes of $17					85			85
Change in unrealized gains/losses on cash flow hedges, net of related taxes of $(1)					(3)			(3)
Change in unrealized gains/losses on hedges of net investments in foreign subsidiaries, net of related taxes of $(14)					(26)			(26)
Total comprehensive income				798	(100)			698
Cash dividends declared — $.64 per share				(215)				(215)
Common stock acquired						4,098	(178)	(178)
Impact of fixing the variable-share settlement rate of SPACES			(26)					(26)
Common Stock Issued Pursuant to:
Stock awards and options exercised, including tax benefit of $20	(6)		(10)			(3,128)	141	131
Debt conversion			(4)			(104)	4	–
Other						(43)	2	2
Balance at December 31, 2004	337,126	337	289	5,590	92	3,481	(149)	6,159
Comprehensive Income:
Net income				838				838
Change in net unrealized gains/losses on available-for-sale securities, net of related taxes of $(150)					(229)			(229)
Foreign currency translation, net of related taxes of $(54)					(140)			(140)
Change in unrealized gains/losses on hedges of net investments in foreign subsidiaries, net of related taxes of $20					37			37
Change in unrealized gains/losses on cash flow hedges, net of related taxes of $6					9			9
Total comprehensive income				838	(323)			515
Cash dividends declared — $.72 per share				(239)				(239)
Common stock acquired						13,130	(664)	(664)
Common Stock Issued Pursuant to:
SPACES			(73)			(8,712)	418	345
Stock awards and options exercised, including tax benefit of $20			50			(4,319)	197	247
Other						(79)	4	4
Balance at December 31, 2005	337,126	$337	$266	$6,189	$(231)	3,501	$(194)	$6,367

The accompanying notes are an integral part of these financial statements.

62   State Street Corporation

Consolidated Statement of Cash Flows

	2005	2004	2003
(Dollars in millions)
Years ended December 31,

Operating Activities:
Net income	$838	$798	$722
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash adjustments for depreciation, amortization, accretion, provision for loan losses and deferred income tax expense	499	639	613
Write-down of assets related to discontinued operations	150	–	–
Gains on sales of divested businesses, net of exit and other associated costs	(16)	–	(345)
Securities losses (gains), net	1	(26)	(23)
Change in trading account assets, net	(19)	(340)	579
Other, net	1,030	(655)	(57)
Net Cash Provided by Operating Activities	2,483	416	1,489

Investing Activities:
Net decrease in interest-bearing deposits with banks	9,359	1,104	6,405
Net decrease (increase) in federal funds sold and securities purchased under resale agreements	9,649	(8,777)	7,664
Proceeds from sales of available-for-sale securities	3,299	8,035	13,676
Proceeds from maturities of available-for-sale securities	22,129	15,387	24,033
Purchases of available-for-sale securities	(44,758)	(23,408)	(46,799)
Proceeds from maturities of held-to-maturity securities	1,132	1,107	1,362
Purchases of held-to-maturity securities	(4,623)	(892)	(1,440)
Net (increase) decrease in loans	(1,801)	451	(760)
Proceeds from sales of divested businesses, net	16	–	347
Business acquisitions, net of cash acquired	(43)	(100)	(1,250)
Purchases of equity investments and other long-term assets	(55)	(86)	(32)
Purchases of premises and equipment	(314)	(336)	(324)
Other	58	60	27
Net Cash (Used) Provided by Investing Activities	(5,952)	(7,455)	2,909

Financing Activities:
Net (decrease) increase in time deposits	(5,341)	3,569	2,922
Net increase (decrease) in all other deposits	9,895	4,015	(2,103)
Net decrease in short-term borrowings	(341)	(1,603)	(4,036)
Proceeds from issuance of long-term debt, net of issuance costs	595	–	742
Payments for long-term debt and obligations under capital leases	(370)	(9)	(102)
Proceeds from SPACES, net of issuance costs	345	–	257
Purchases of common stock	(664)	(178)	(3)
Proceeds from issuance of treasury stock for stock awards and options exercised	231	113	119
Payments for cash dividends	(232)	(209)	(179)
Net Cash Provided (Used) by Financing Activities	4,118	5,698	(2,383)
Net Increase (Decrease)	649	(1,341)	2,015
Cash and Due from Banks at Beginning of Year	2,035	3,376	1,361
Cash and Due from Banks at End of Year	$2,684	$2,035	$3,376

Supplemental Disclosure:
Interest paid	$1,965	$911	$736
Income taxes paid	331	211	175
Non-cash investments in capital leases	9	235	287

The accompanying notes are an integral part of these financial statements.

State Street Corporation   63

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

The accounting and financial reporting policies of State Street Corporation conform to accounting principles generally accepted in the United States of America, or “GAAP,” including prevailing practices within the financial services industry. Unless otherwise indicated or unless the context requires otherwise, all references in these notes to the consolidated financial statements to “State Street,” “we,” “us,” “our” or similar references mean State Street Corporation and its subsidiaries on a consolidated basis. The parent company is a financial holding company headquartered in Boston, Massachusetts. We report two lines of business: Investment Servicing provides services for U.S. mutual funds and collective investment funds, corporate and public retirement plans, insurance companies, foundations, endowments and other investment pools worldwide. Products include custody, product- and participant-level accounting, daily pricing and administration; master trust and master custody; recordkeeping; foreign exchange, brokerage and other trading services; securities finance; deposit and short-term investment facilities; loans and lease financing; investment manager and hedge fund manager operations outsourcing; and performance, risk and compliance analytics to support institutional investors. Investment Management offers a broad array of services for managing financial assets, including investment management and investment research services, primarily for institutional investors worldwide. These services include passive and active U.S. and non-U.S. equity and fixed income strategies, and other related services, such as securities finance.

The preparation of consolidated financial statements requires management to make estimates and assumptions in the application of certain of our accounting policies that materially affect the reported amounts of assets, liabilities, revenue and expenses. As a result of unanticipated events or circumstances, actual results could differ from those estimates. The following is a summary of our significant accounting policies.

Basis of Presentation:

Our consolidated financial statements include the accounts of the parent company and its majority-owned subsidiaries, including its principal banking subsidiary, State Street Bank and Trust Company, or “State Street Bank,” as well as special purpose entities considered to be variable interest entities for which State Street is the primary beneficiary under existing accounting standards. All material intercompany transactions and balances have been eliminated. Certain previously reported amounts have been reclassified to conform to current year presentation.

We consolidate subsidiaries in which we hold a majority of the voting rights or exercise control. Investments in unconsolidated subsidiaries are generally accounted for using the equity method of accounting if we have the ability to exercise significant influence over the operations of the investee. Investments not meeting the criteria for equity method treatment are accounted for using the cost method of accounting. Investments in unconsolidated subsidiaries are recorded in other assets. For investments accounted for under the equity method, our share of income or loss is recorded in processing fees and other revenue.

Foreign Currency Translation:

The assets and liabilities of our operations with functional currencies other than the U.S. dollar are translated at month-end exchange rates, and revenue and expenses are translated at rates that approximate average monthly exchange rates. Gains or losses from the translation of the net assets of subsidiaries with functional currencies other than the U.S. dollar, net of related taxes, are recorded in accumulated other comprehensive (loss) income.

Cash and Cash Equivalents:

For purposes of the consolidated statement of cash flows, we have defined cash equivalents as those amounts included in the consolidated statement of condition caption, “Cash and due from banks.”

Securities Purchased Under Resale Agreements and Securities Sold Under Repurchase Agreements:

U.S. Treasury and federal agency securities, or “U.S. government securities,” purchased under resale agreements or sold under repurchase agreements are treated as collateralized financing transactions, and are carried in the consolidated statement of condition at the amounts at which the securities will be subsequently resold or repurchased, plus accrued interest. Our policy is to take possession or control of securities underlying

64   State Street Corporation

resale agreements, allowing borrowers the right of collateral substitution and/or short-notice termination. We revalue these securities daily to determine if additional collateral is necessary from the borrower to protect us against credit exposure. We can use these securities as collateral for repurchase agreements. For securities sold under repurchase agreements collateralized by our U.S. government securities portfolio, the dollar value of the U.S. government securities remains in investment securities in our statement of condition. Where a master netting agreement exists or both parties are members of a common clearing organization, resale and repurchase agreements with the same counterparty or clearing house and maturity date are reported on a net basis.

Investment Securities Available for Sale and Held to Maturity:

The investment securities portfolio principally includes debt securities purchased in connection with our asset and liability management activities. These securities are classified at the time of purchase, based on management’s intentions, as available for sale or held to maturity. Securities available for sale are those that management intends to hold for an indefinite period of time, including securities used as part of our asset and liability management strategy that may be sold in response to changes in interest rates, pre-payment risk, liquidity needs or other similar factors. Debt and marketable equity securities classified as available for sale are reported at fair value, and after-tax net unrealized gains and losses are reported in accumulated other comprehensive (loss) income, a component of shareholders’ equity. Gains or losses on sales of available-for-sale securities are computed using the specific identification method. Securities held to maturity are debt securities that management has the positive intent and ability to hold to maturity. Securities classified as held to maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts.

Management reviews the fair value of the portfolio at least quarterly, and evaluates individual securities for declines in fair value that may be other than temporary, considering factors such as credit ratings, dividend payments, the financial health of the issuer and other pertinent information, including current developments with respect to the issuer, as well as the duration of the decline and management’s intent and ability to hold the security. If declines are deemed other than temporary, an impairment loss is recognized and the amortized cost basis of the investment security is written down to its current fair value, which becomes the new cost basis. Other-than-temporary unrealized losses on available-for-sale and held-to-maturity securities, if any, are recorded as a reduction of processing fees and other revenue.

Loans and Lease Financing:

Loans are generally reported at the principal amount outstanding, net of the allowance for loan losses, unearned income, and any net unamortized deferred loan origination fees. Interest income is recognized using the interest method or on a basis approximating a level rate of return over the term of the loan. Fees received for providing loan commitments and letters of credit that we anticipate will result in loans typically are deferred and amortized to interest income over the life of the related loan, beginning with the initial borrowing. Fees on commitments and letters of credit are amortized to processing fees and other revenue over the commitment period when funding is not known or expected.

Loans are placed on non-accrual status when they become 60 days past due as to either principal or interest, or earlier when, in the opinion of management, full collection of principal or interest is not probable. Loans sixty days past due, but considered both well secured and in the process of collection, are treated as exceptions and may be exempted from non-accrual status. When we place a loan on non-accrual status, the accrual of interest is discontinued and previously recorded but unpaid interest is reversed and charged against net interest revenue. For loans on non-accrual status, revenue is recognized on a cash basis after recovery of principal, if and when interest payments are received.

Leveraged lease investments are reported at the aggregate of lease payments receivable and estimated residual values, net of non-recourse debt and unearned income. Lease residual values are reviewed regularly for other-than-temporary impairment, with valuation adjustments recognized currently against processing fees and other revenue. Unearned income is recognized to yield a level rate of return on the net investment in the leases. Gains and losses on residual values of leased equipment sold are recorded in processing fees and other revenue.

State Street Corporation   65

Allowance for Loan Losses:

The adequacy of the allowance for loan losses is evaluated on a regular basis by management. Factors considered in evaluating the adequacy of the allowance include previous loss experience, current economic conditions and adverse situations that may affect the borrower’s ability to repay, timing of future payments, estimated value of the underlying collateral and the performance of individual credits in relation to contract terms, and other relevant factors. The provision for loan losses charged to earnings is based upon management’s judgment of the amount necessary to maintain the allowance at a level adequate to absorb estimated probable credit losses.

Loans are charged off to the allowance for loan losses in the reporting period in which either an event occurs that confirms the existence of a loss or it is determined that a loan or a portion of a loan is not collectible. Recoveries are recorded on a cash basis.

In addition, we maintain a reserve for off-balance sheet credit exposures that is recorded in other liabilities. The adequacy of this reserve is subject to the same considerations and review as the allowance for loan losses. Provisions to change the level of this reserve are recorded in other operating expenses.

Premises and Equipment:

Buildings, leasehold improvements, computers, software and other equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization charged to operating expenses are computed using the straight-line method over the estimated useful lives of the related assets or the remaining terms of the leases, generally 3 to 40 years. Maintenance and repairs are charged to expense as incurred, while major leasehold improvements are capitalized and expensed over their estimated useful lives or terms of the lease. For premises held under leases where we have an obligation to restore the facilities to their original condition upon expiration of the lease, we expense the anticipated related costs over the term of the lease.

Costs related to internal-use software development projects that provide significant new functionality are capitalized. We consider projects for capitalization that are expected to yield long-term operational benefits, such as applications that result in operational efficiencies and/or incremental revenue streams. Software customization costs relating to specific customer enhancements are expensed as incurred.

Goodwill and Other Intangible Assets:

Goodwill represents the excess of the cost of an acquisition over the fair value of the net tangible and other intangible assets acquired. Other intangible assets represent purchased assets that can be distinguished from goodwill because of contractual rights or because the asset can be exchanged on its own or in combination with a related contract, asset or liability. Goodwill is not amortized, but is subject to annual impairment tests. Customer-list intangible assets generally are amortized on a straight-line basis over fifteen years, and the expense is recorded in other operating expenses. Impairment of goodwill is deemed to exist if the carrying value of a reporting unit, including its allocation of goodwill and other intangible assets, exceeds its estimated fair value. Impairment of other intangibles is deemed to exist if the balance of the other intangible asset exceeds the cumulative net cash inflows related to the asset over its remaining estimated useful life. If it is determined, based on these reviews, that goodwill or other intangible assets are impaired, the value of the goodwill or the other intangible asset is written down through a charge to other operating expenses.

Fee and Net Interest Revenue:

Fees from investment servicing, investment management, securities finance, trading services and certain types of processing fees and other revenue are recorded when earned based on contractual terms. Fees are accrued based on estimates, or are recognized as transactions occur or services are provided and collectibility is reasonably assured. Revenue on interest-earning assets and expense on interest-bearing liabilities is recognized based on the effective yield of the related financial instrument.

Employee Benefits Expense:

Employee benefits expense includes prior and current service costs of pension and other postretirement benefit plans, which are accrued on a current basis, as well as contributions under defined contribution savings plans, unrestricted awards under other employee compensation plans, and the amortization of restricted stock awards.

66   State Street Corporation

Equity-Based Compensation:

With respect to employee stock options granted after January 1, 2003, we recognize compensation expense, equal to the estimated fair value of the options on the grant date, on a straight-line basis over the options’ vesting period. We use a Black-Scholes option-pricing model to estimate the fair value of employee stock options on the grant date. For options granted prior to January 1, 2003, we used the intrinsic value method permitted by previous accounting standards, under which no compensation expense was recorded.

The weighted-average assumptions used in connection with the option-pricing model were as follows for the years indicated.

	2005	2004	2003
Dividend yield	1.85%	1.35%	1.46%
Expected volatility	28.70	27.10	30.00
Risk-free interest rate	4.19	3.02	3.10

Expected option lives (in years)	7.8	5.0	5.2

The weighted-average fair value of stock options granted in 2005, 2004 and 2003 was $14.38, $13.17 and $12.62 per share, respectively.

The following table illustrates the pro forma effect on net income and earnings per share as if all outstanding and unvested stock options in each period were accounted for using estimated fair value, for the years indicated.

	2005	2004	2003
(Dollars in millions, except per share data)
Years Ended December 31,
Net income, as reported	$838	$798	$722
Add: Stock option compensation expense included in reported net income, net of related taxes	20	15	22	(1)
Deduct: Total stock option compensation expense determined under fair value method for all awards, net of related taxes	(27)	(42)	(61)
Pro forma net income	$831	$771	$683

Earnings per share:
Basic — as reported	$2.53	$2.38	$2.18
Basic — pro forma	2.51	2.30	2.06

Diluted — as reported	$2.50	$2.35	$2.15
Diluted — pro forma	2.48	2.27	2.04

(1)	We accelerated the recognition of stock option-related expense of $29 million, or $19 million after-tax, in the second quarter of 2003 in connection with restructuring activities. The remaining $3 million of after-tax expense related to the adoption of fair value accounting for stock options. See Note 19 for additional information related to restructuring costs.

Income Taxes:

We use an asset and liability approach to account for income taxes. Our objective is to recognize the amount of taxes payable or refundable for the current year through charges or credits to the current tax provision, and to recognize deferred tax assets and liabilities for the future tax consequences resulting from temporary differences between the amounts reported in the consolidated financial statements and their respective tax bases. The measurement of tax assets and liabilities is based on enacted tax laws and applicable tax rates. A deferred tax valuation allowance is established if it is considered more likely than not that all or a portion of the deferred tax assets will not be realized.

State Street Corporation   67

Earnings Per Share:

Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period, which excludes unvested shares of restricted stock. Diluted earnings per share is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period and the shares representing the dilutive effect of stock options and awards and other equity-related financial instruments. The effect of stock options and restricted stock outstanding is excluded from the calculation of diluted earnings per share in periods in which their effect would be antidilutive.

Derivative Financial Instruments:

A derivative financial instrument is a financial instrument or other contract which has one or more underlying and one or more notional amounts, no initial net investment, or a smaller initial net investment than would be expected for similar types of contracts, and which requires or permits net settlement. Derivative financial instruments that we enter into include forwards, futures, swaps, options and other instruments with similar characteristics. The use of these instruments impacts fee revenue or net interest revenue.

We record derivative financial instruments in the consolidated statement of condition at their fair value. On the date a derivative contract is entered into, we designate the derivative as: (1) a hedge of the fair value of a recognized fixed-rate asset or liability or of an unrecognized firm commitment (a “fair value” hedge); (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized variable-rate asset or liability (a “cash flow” hedge); (3) a foreign currency fair value or cash flow hedge (a “foreign currency” hedge); (4) a hedge of a net investment in a foreign operation; or (5) “held for trading” (“trading” instruments).

Changes in the fair value of a derivative that is highly effective, and that is designated and qualifies as a fair-value hedge, are recorded currently in processing fees and other revenue, along with the changes in fair value of the hedged asset or liability that is the hedged risk (including losses or gains on firm commitments). Changes in the fair value of a derivative that is highly effective, and that is designated and qualifies as a cash flow hedge, are recorded, net of tax, in other comprehensive income, until earnings are affected by the variability of the hedged cash flows (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings). Cash flow hedge ineffectiveness, defined as the extent that the changes in fair value of the derivative exceed the variability of cash flows of the forecasted transaction, is recorded in processing fees and other revenue.

Changes in the fair value of derivatives that are highly effective — and that are designated and qualify — as foreign currency hedges are recorded currently either in processing fees and other revenue or in other comprehensive income, net of tax, depending on whether the hedge transaction meets the criteria for a fair value or a cash flow hedge. If, however, a derivative is used as a hedge of a net investment in a foreign operation, its changes in fair value, to the extent effective as a hedge, are recorded, net of tax, in the foreign currency translation component of other comprehensive income. Lastly, entire changes in the fair value of derivative financial instruments classified as trading instruments are recognized in trading services revenue.

At both the inception of the hedge and on an ongoing basis, we formally assess and document the effectiveness of a derivative financial instrument in offsetting changes in the fair value of hedged items and the likelihood that the derivative financial instrument will be effective in future periods. We discontinue hedge accounting prospectively when we determine that the derivative financial instrument will not remain effective in offsetting changes in fair value or cash flows of the underlying exposure being hedged, the derivative financial instrument expires, terminates or is sold, or management discontinues the hedge designation.

Unrealized gains and losses on foreign exchange and interest rate contracts are reported at fair value in the consolidated statement of condition as a component of other assets and other liabilities, respectively, on a gross basis, except where such gains and losses arise from contracts covered by qualifying master netting agreements.

Recent Accounting Developments:

In November 2005, the Financial Accounting Standards Board, or “FASB,” issued FASB Staff Position, or “FSP,” No. FAS 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The FSP addresses the determination as to when an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. The

68   State Street Corporation

guidance in this FSP nullifies certain previous accounting requirements of Emerging Issues Task Force Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” and is effective for reporting periods beginning after December 15, 2005. We do not expect application of the FSP to have a significant impact on our consolidated financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a Replacement of APB Opinion No. 20 and FASB Statement No. 3.” This new standard eliminates the requirement in Accounting Principles Board, or “APB,” Opinion No. 20 to include the cumulative effect of a change in accounting principle in the consolidated statement of income in the period of change and requires retrospective application to the financial statements of prior periods. This standard does not change the guidance in APB Opinion No. 20 related to reporting corrections of errors in previously issued financial statements or changes in accounting estimates. We adopted the new standard on January 1, 2006, and we do not expect the adoption of the new standard to have a significant impact on our consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” This new standard revised SFAS No. 123, “Share-Based Payment,” and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees.” We adopted the new standard, which requires the fair value of all share-based payments to employees to be recognized in the consolidated statement of income, on January 1, 2006, and elected to use the modified prospective method, which requires the recognition of expense over the remaining vesting period for the portion of stock awards not fully vested as of that date. We do not expect the adoption of the new standard to have a significant impact on our consolidated financial position or results of operations because the majority of outstanding stock awards have been previously expensed through December 31, 2005.

Additional information about proposed FASB accounting guidance is in Note 9.

Note 2. Divestitures and Acquisitions

In September 2005, we committed to a plan to divest our ownership interest in Bel Air Investment Advisors LLC, or “Bel Air.” As a result, we realigned our business line organizational and reporting structure for Bel Air and recorded a pre-tax charge of $165 million, consisting of a write-down of goodwill associated with the original investment of $144 million; a write-down of Bel Air’s tangible assets to fair value and a reserve for estimated selling costs of $10 million; a reserve related to legal indemnification of $8 million; and $3 million of other costs. We also recorded a tax benefit of $58 million in connection with the charge. The charge and related tax benefit are presented separately in the accompanying consolidated statement of income as discontinued operations. Bel Air’s results of operations for current and prior years have not been reclassified to discontinued operations because these results are not material to our consolidated results.

In October 2003, we completed the sale of our Private Asset Management, or “PAM,” business. Under the terms of the agreement, the transaction was valued at $365 million, of which approximately 5% was subject to the successful transition of the business, and we recorded a pre-tax gain of $285 million at the time of the transaction. During the third quarter of 2005, as a result of the achievement of certain target levels of customer conversions to the buyer, we recognized an additional pre-tax gain of $16 million from final settlement of the sale.

In January 2003, we completed the primary closing of our acquisition of a substantial part of the Global Securities Services, or “GSS,” business of Deutsche Bank AG, or “Deutsche Bank,” with separate closings held in July for the business units in Italy and Austria.

The total purchase price of $1.16 billion was allocated as follows: goodwill of $753 million; customer relationship intangible of $363 million; capitalized software of $28 million; and other tangible assets of $14 million. The customer relationship intangible asset and software are being amortized on a straight-line basis over fifteen years and five years, respectively. Transaction costs of $22 million were recorded as a liability and capitalized as part of the goodwill allocated to the GSS business at the time of the transaction.

Additionally, we incurred $62 million and $103 million of pre-tax merger and integration costs for the years ended December 31, 2004 and 2003, respectively. These one-time expenses consisted primarily of costs for systems and customer conversions and professional services.

In December 2002, we completed the sale of our Corporate Trust business. In 2003, we recognized an additional gain of $60 million, net of incentive compensation for general corporate use of $10 million, from final settlement for the transaction, related to receipt of the escrow payment for successful transition of the business to the buyer.

State Street Corporation   69

In July 2002, we completed the purchase of International Fund Services, or “IFS,” a provider of fund accounting and other services to hedge funds. Under the terms of the agreement, we were required to make additional payments if certain performance measures were met. In 2005, 2004 and 2003, based upon these performance measures, we paid an additional $42 million, $61 million and $47 million, respectively, and recorded these additional purchase price payments as goodwill. The 2005 payment represented final settlement for this transaction.

Note 3. Investment Securities

	2005				2004
		Gross Unrealized				Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value	Amortized Cost	Gains	Losses	Fair Value
(Dollars in millions)
Available for Sale:
U.S. Treasury and federal agencies:
Direct obligations	$10,340		$126	$10,214	$12,201		$82	$12,119
Mortgage-backed securities	11,387	$5	254	11,138	9,178	$23	54	9,147
Asset-backed securities	23,892	13	63	23,842	10,071	10	25	10,056
Collateralized mortgage obligations	5,598	1	72	5,527	1,729	1	11	1,719
State and political subdivisions	1,864	12	8	1,868	1,763	24	2	1,785
Other debt investments	1,703	1	9	1,695	918	4	–	922
Money-market mutual funds	232	–	–	232	97	–	–	97
Other equity securities	438	27	2	463	310	17	1	326
Total	$55,454	$59	$534	$54,979	$36,267	$79	$175	$36,171

Held to Maturity:
U.S. Treasury and federal agencies:
Direct obligations	$1,657	–	$21	$1,636	$1,294	–	$11	$1,283
Mortgage-backed securities	925	–	14	911	–	–	–	–
Collateralized mortgage obligations	2,086	–	40	2,046	–	–	–	–
Other investments	223	–	1	222	106	–	–	106
Total	$4,891	–	$76	$4,815	$1,400	–	$11	$1,389

Gross unrealized losses on investment securities on a pre-tax basis consisted of the following as of December 31, 2005:

	Less than 12 continuous months		12 continuous months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(Dollars in millions)
U.S. Treasury and federal agencies:
Direct obligations	$3,449	$21	$8,386	$126	$11,835	$147
Mortgage-backed securities	40	—	12,009	268	12,049	268
Asset-backed securities	1,852	5	21,731	58	23,583	63
Collateralized mortgage obligations	97	2	7,421	110	7,518	112
State and political subdivisions	354	2	1,022	6	1,376	8
Other debt investments	512	—	1,138	10	1,650	10
Other equity securities	5	2	4	—	9	2
Total	$6,309	$32	$51,711	$578	$58,020	$610

70   State Street Corporation

As more fully described in Note 1, management periodically reviews the investment securities portfolio to determine if other-than-temporary impairment has occurred. This review encompasses all investment securities and includes such quantitative factors as the length of time the cost basis has exceeded the fair value and the severity of the impairment measured as the ratio of fair value to amortized cost, and includes all investment securities for which we have issuer-specific concerns regardless of quantitative factors. After a full review of all investment securities, taking into consideration current economic conditions, adverse situations that might affect our ability to fully collect interest and principal, timing of future payments, the value of underlying collateral of asset-backed securities, and other relevant factors, we consider the aggregate decline in fair value and the resulting gross unrealized losses of $610 million on 4,125 securities at December 31, 2005 to be temporary. The losses are primarily the result of rising interest rates over the course of 2005, not the result of any material changes in the credit characteristics of the investment securities portfolio.

During 2003, we recorded a $27 million charge to processing fees and other revenue to reduce the amortized cost basis of certain investment securities for which the decline in fair value was determined to be other than temporary.

Securities carried at $26.57 billion and $27.27 billion at December 31, 2005 and 2004, respectively, were designated as pledged securities for public and trust deposits, borrowed funds and for other purposes as provided by law.

Gross gains and losses realized from sales of available-for-sale securities were as follows for the years indicated:

	2005	2004	2003
(Dollars in millions)
Gross gains	$9	$49	$56
Gross losses	10	23	33
Net (losses) gains	$(1)	$26	$23

Maturities of debt investment securities as of December 31, 2005, were as follows:

	Under 1	1 to 5	6 to 10	Over 10
	Year	Years	Years	Years
(Dollars in millions)
Available for Sale:
U.S. Treasury and federal agencies:
Direct obligations	$2,614	$7,103	$497
Mortgage-backed securities	40	1,107	5,154	$4,837
Asset-backed securities	1,818	9,373	9,309	3,342
Collateralized mortgage obligations	97	1,948	2,404	1,078
State and political subdivisions	321	783	627	137
Other investments	685	613	389	8
Total	$5,575	$20,927	$18,380	$9,402

Held to Maturity:
U.S. Treasury and federal agencies:
Direct obligations	$856	$801
Mortgage-backed securities	—	—	$226	$699
Collateralized mortgage obligations	—	354	1,007	725
Other investments	73	65	81	4
Total	$929	$1,220	$1,314	$1,428

The maturities of asset-backed securities, mortgage-backed securities and collateralized mortgage obligations are based upon the expected principal payments.

State Street Corporation   71

Note 4. Loans and Lease Financing

	2005	2004
(Dollars in millions)
Commercial and Financial:
U.S.	$2,298	$1,826
Non-U.S.	1,854	526
Lease Financing:
U.S.	404	373
Non-U.S.	1,926	1,904
Total loans	6,482	4,629
Less allowance for loan losses	(18)	(18)
Net loans	$6,464	$4,611

Securities settlement advances and overdrafts included in commercial and financial loans in the table above were $3.41 billion and $1.61 billion at December 31, 2005 and 2004, respectively. As of December 31, 2005 and 2004, unearned revenue included in lease financing was $1.07 billion and $1.13 billion for non-U.S. leases, and $125 million and $114 million for U.S. leases, respectively.

Changes in the allowance for loan losses for the years ended December 31, were as follows:

	2005	2004	2003
(Dollars in millions)
Balance at beginning of year	$18	$61	$61
Provision for loan losses	–	(18)	–
Reclassification	–	(25)	–
Balance at end of year	$18	$18	$61

During 2004, we reclassified $25 million of the allowance for loan losses to other liabilities as a reserve for off-balance sheet commitments. Subsequent to the reclassification, the reserve for off-balance sheet commitments was reduced by $10 million, which was recorded as a reduction of other operating expenses. Additionally, we reduced the allowance for loan losses by $18 million through the provision for loan losses as a result of reduced credit exposures and improved credit quality.

72   State Street Corporation

Note 5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, were as follows:

	Investment Servicing	Investment Management	Total
(Dollars in millions)
Balance at December 31, 2003	$1,157	$212	$1,369
Goodwill acquired:
2004 acquisitions	10	2	12
Purchase price adjustments from prior period acquisitions	72	–	72
Translation adjustments	45	(1)	44
Balance at December 31, 2004	1,284	213	1,497
Purchase price adjustments from prior period acquisitions	42	1	43
Write-off of Bel Air goodwill	–	(144)	(144)
Reclassification of Bel Air goodwill	62	(62)	–
Translation adjustments	(58)	(1)	(59)
Balance at December 31, 2005	$1,330	$7	$1,337

During 2005, we recorded $42 million of goodwill for final settlement of the 2002 purchase of IFS. Additionally, we wrote off $144 million of goodwill related to the discontinued operations of Bel Air, and reclassified $62 million of goodwill of the broker-dealer business related to Bel Air from Investment Management to Investment Servicing, which is the line of business that records all other broker-dealer goodwill.

During 2004, we recorded $10 million of goodwill related to the purchase of the outstanding minority interest in one of our subsidiaries. Additionally, we made a performance-based purchase price adjustment payment of $61 million related to the 2002 IFS acquisition, $8 million related to the 2003 acquisition of the GSS business, and $3 million for other purchase price adjustments.

The gross carrying amount and accumulated amortization of other intangible assets as of December 31, were as follows:

	2005			2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(Dollars in millions)
Customer lists	$529	$(118)	$411	$553	$(86)	$467
Pension unrecognized prior service costs	20	–	20	17	–	17
Other	33	(5)	28	11	(1)	10
Total	$582	$(123)	$459	$581	$(87)	$494

Amortization expense related to other intangible assets was $43 million, $35 million and $31 million for the years ended December 31, 2005, 2004 and 2003, respectively. Expected amortization expense for intangibles held at December 31, 2005 is $44 million for 2006, $41 million for 2007, $33 million for 2008 and 2009 and $32 million for 2010.

State Street Corporation   73

Note 6. Deposits

At December 31, 2005 and 2004, we had $17.84 billion and $23.18 billion, respectively, of time deposits outstanding. Non-U.S. time deposits were $8.30 billion and $8.92 billion at December 31, 2005 and 2004, respectively. Substantially all U.S. and non-U.S. time deposits were in amounts of $100,000 or more. The scheduled maturities of time deposits at December 31, 2005, were as follows:

(Dollars in millions)
2006	$17,375
2007	301
2008	–
2009	158
2010	–
After 2010	6
Total	$17,840

At December 31, 2005, the scheduled maturities of U.S. time deposits were as follows:

(Dollars in millions)
3 months or less	$7,886
4 months to a year	1,191
Over one year	465
Total	$9,542

Note 7. Short-Term Borrowings

Our short-term borrowings include securities sold under repurchase agreements, federal funds purchased and other short-term borrowings, including commercial paper. Collectively, short-term borrowings had weighted-average interest rates of 2.82% and 1.14% for the years ended December 31, 2005 and 2004, respectively.

The following table reflects the amounts outstanding and weighted-average interest rates of the primary components of short-term borrowings as of and for the years ended December 31:

	Federal Funds Purchased			Securities Sold Under Repurchase Agreements
	2005	2004	2003	2005	2004	2003
(Dollars in millions)
Balance at December 31,	$1,204	$435	$1,019	$20,895	$21,881	$22,806
Maximum outstanding at any month end	3,982	5,500	4,690	24,690	26,773	28,579
Average outstanding during the year	2,306	2,891	2,901	22,432	22,989	22,724
Weighted average interest rate at end of year	4.08%	1.75%	1.00%	3.79%	1.64%	.73%
Weighted average interest rate during the year	3.23	1.40	1.13	2.73	1.02	.90

Securities sold under repurchase agreements included the following at December 31, 2005:

(Dollars in millions)
Collateralized with securities purchased under resale agreements	$7,850
Collateralized with available-for-sale investment securities	13,045
Total	$20,895

74   State Street Corporation

The obligations to repurchase securities sold are recorded as a liability in our consolidated statement of condition. U.S. government securities of $13.19 billion underlying the repurchase agreements remained in securities available for sale. Information about these U.S. government securities and the related repurchase agreements, including accrued interest, as of December 31, 2005, is presented in the following table. The table excludes repurchase agreements collateralized with securities purchased under resale agreements.

	U.S. Government Securities Sold		Repurchase Agreements
	Amortized Cost	Fair Value	Amortized Cost	Rate
(Dollars in millions)
Overnight maturity	$13,428	$13,188	$13,045	3.79%

During the third quarter of 2005, we entered into an agreement with a clearing organization that enables us to net all securities purchased under resale agreements and sold under repurchase agreements with counterparties that are also members of this organization. As a result of netting, the average balances of securities purchased under resale agreements and securities sold under repurchase agreements were reduced by $1.70 billion for 2005. The impact on interest rates earned and paid was to increase the rate earned on securities purchased under resale agreements by .02% and to decrease the rate paid on securities sold under repurchase agreements by .02%.

We can issue commercial paper with an aggregate limit of $3 billion and with original maturities of up to 270 days from the date of issue. State Street Bank has authority to issue bank notes with an aggregate limit of $750 million and with original maturities ranging from 14 days to five years. At December 31, 2005 and 2004, $864 million and $966 million of commercial paper were outstanding, respectively, and no notes payable were outstanding.

We currently maintain a line of credit of CAD $800 million, or USD $688 million, to support our Canadian securities processing operations. The line of credit has no stated termination date and is cancelable by either party with prior notice. At December 31, 2005, no amount was outstanding on the line of credit.

State Street Corporation   75

Note 8. Long-Term Debt

	2005	2004
(Dollars in millions)
Statutory Business Trusts:
8.035% Subordinated notes due to State Street Capital Trust B in 2027(1)	$322	$335
7.94% Subordinated notes due to State Street Capital Trust A in 2026(1)	210	218
Floating Rate Subordinated notes due to State Street Capital Trust I in 2028(2)	154	154
Floating Rate Subordinated notes due to State Street Capital Trust II in 2008	–	356
Parent Company and Non-Bank Subsidiary Issuances:
Long-term capital lease	515	518
7.65% Subordinated notes due 2010(1)	295	306
7.35% Subordinated notes due 2026	150	150
9.50% Mortgage note due 2009	9	11
State Street Bank Issuances:
5.25% Subordinated notes due 2018(1)	405	410
5.30% Subordinated notes due 2016	399	–
Floating Rate Subordinated notes Due 2015 (2)	200	–
Total long-term debt	$2,659	$2,458

(1)	We have entered into various interest-rate swap contracts to modify our interest expense on certain subordinated notes from a fixed rate to a floating rate. These swaps are recorded as fair value hedges, and at December 31, 2005 and 2004, we recorded increases in the carrying value of long-term debt outstanding of $18 million and $55 million, respectively.

(2)	We have entered into interest-rate swaps that are recorded as cash flow hedges to modify our floating-rate interest expense on the subordinated notes due 2028 and 2015 to a fixed rate.

See Note 14 for additional information about derivative financial instruments.

We maintain a universal shelf registration statement for the offering and sale of unsecured debt securities, capital securities, common stock, depositary shares and preferred stock, and warrants to purchase such securities, including any shares into which the preferred stock and depositary shares may be convertible, or any combination thereof. At December 31, 2005, $469 million of our shelf registration statement was available for issuance.

Statutory Business Trusts:

We have three statutory business trusts, State Street Capital Trusts A and B and State Street Capital Trust I, and as of December 31, 2005, these trusts collectively have issued $650 million of cumulative semi-annual and quarterly income trust preferred capital securities, compared to $995 million issued by four trusts, presented in the table above, as of December 31, 2004. Capital Trust II securities were subject to mandatory redemption on December 15, 2005, subject to certain provisions, and we redeemed the securities on that date.

Proceeds received by the trusts from their capitalization and from their capital securities issuances were invested in junior subordinated debentures issued by the parent company. Our junior subordinated debentures are the sole assets of the trusts. The trusts are wholly-owned by us; however, we do not consolidate the trusts under existing accounting standards, and we account for our investments in the trusts using the equity method.

Payments made by the trusts on the capital securities are dependent on our payments made to the trusts on the junior subordinated debentures. Our fulfillment of these commitments has the effect of providing a full, irrevocable and unconditional guarantee of the trusts’ obligations under the capital securities. While the capital securities are not recorded in our consolidated statement of condition, they continue to qualify as Tier 1 capital under federal regulatory guidelines. Information about restrictions on our ability to obtain funds from our subsidiary banks is in Note 13.

76   State Street Corporation

Interest paid on the debentures is recorded in interest expense. Distributions on the capital securities are payable from interest payments received on the debentures and are due semi-annually by State Street Capital Trusts A and B, and quarterly by State Street Capital Trust I, subject to deferral for up to five years under certain conditions. The capital securities are subject to mandatory redemption in whole at the stated maturity upon repayment of the debentures, with an option by us to redeem the debentures at any time upon the occurrence of certain tax events or changes to tax treatment, investment company regulation or capital treatment changes; or at any time after March 15, 2007, for the Capital Securities B, after December 30, 2006, for the Capital Securities A, and after May 15, 2008, for the Capital Trust I securities. For State Street Capital Trusts A and B, redemptions are based on declining redemption prices according to the terms of the trust agreements. All redemptions are subject to federal regulatory approval.

Parent Company and Non-Bank Subsidiary Issuances:

At December 31, 2005 and 2004, $515 million and $518 million, respectively, were included in long-term debt related to the capital leases for One Lincoln Street and the One Lincoln Street parking garage. See Note 18 for additional information.

The 7.65% subordinated notes due 2010 qualify as Tier 2 capital under federal regulatory guidelines.

The 7.35% notes are our unsecured obligations due 2026, redeemable at the option of the holder in 2006.

The 9.50% mortgage note was fully collateralized by property at December 31, 2005. The scheduled principal payments for the next four years are $2 million for 2006, $3 million for 2007 and 2008 and less than $1 million for 2009, at which time the debt will be entirely paid off.

State Street Bank Issuances:

In September 2003, State Street Bank was authorized to issue up to $1 billion of subordinated fixed-rate, floating-rate or zero-coupon bank notes with a maturity of five to fifteen years. In September 2003, State Street Bank issued $400 million of 5.25% subordinated bank notes due 2018. State Street Bank is required to make semi-annual interest payments on the outstanding principal balance of the notes on April 15 and October 15 of each year, and the notes qualify as Tier 2 capital under regulatory guidelines.

In December 2005, State Street Bank issued $600 million of subordinated bank notes, consisting of $400 million of 5.30% notes due 2016, net of original issue discount, and $200 million of floating-rate notes due 2015. State Street Bank is required to make semi-annual interest payments on the outstanding principal balance of the 5.30% notes on January 15 and July 15 of each year beginning in July 2006, and quarterly interest payments on the outstanding principal balance of the floating-rate notes on March 8, June 8, September 8 and December 8 of each year beginning in March 2006. The notes qualify as Tier 2 capital under regulatory guidelines.

Note 9. Commitments and Contingencies

Off-Balance Sheet Commitments and Contingencies:

Credit-related financial instruments include indemnified securities financing, unfunded commitments to extend credit or purchase assets and standby letters of credit. The total potential loss on unfunded commitments, standby and commercial letters of credit and securities finance indemnifications is equal to the total contractual amount, which does not consider the value of any collateral.

The following is a summary of the contractual amount of credit-related, off-balance sheet financial instruments at December 31:

	2005	2004
(Dollars in millions)
Indemnified securities financing	$372,863	$349,543
Liquidity asset purchase agreements	24,412	20,410
Unfunded commitments to extend credit	14,403	12,731
Standby letters of credit	5,027	4,784

Note: Amounts reported do not reflect participations to unrelated third parties.

State Street Corporation   77

On behalf of our customers, we lend their securities to creditworthy brokers and other institutions. In certain circumstances, we may indemnify our customers for the fair market value of those securities against a failure of the borrower to return such securities. Collateral funds received in connection with our securities finance services are held by us as agent and are not our assets. We require the borrowers to provide collateral in an amount equal to or in excess of 102% of the fair market value of the securities borrowed. The borrowed securities are revalued daily to determine if additional collateral is necessary. We held, as agent, cash and U.S. government securities totaling $387.22 billion and $360.61 billion as collateral for indemnified securities on loan at December 31, 2005 and 2004, respectively.

Approximately 84% of the unfunded commitments to extend credit and liquidity asset purchase agreements expire within one year from the date of issue. Since many of the commitments are expected to expire or renew without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

In the normal course of business, we provide liquidity and credit enhancements to asset-backed commercial paper programs, or “conduits.” These conduits are more fully described in Note 10. The commercial paper issuances and commitments of the conduits to provide funding are supported by liquidity asset purchase agreements and backup liquidity lines of credit, the majority of which are provided by us. In addition, we provide direct credit support to the conduits in the form of standby letters of credit. Our commitments under liquidity asset purchase agreements and backup lines of credit totaled $17.28 billion at December 31, 2005, all of which is included in the foregoing table. Our commitments under standby letters of credit totaled $627 million at December 31, 2005, which is also included in the foregoing table.

Asset performance deterioration or certain other factors may shift the asset risk from the commercial paper investors to us as the liquidity or credit enhancement provider. In addition, the conduits may need to draw upon the backup facilities to repay maturing commercial paper. In these instances, we would either acquire the assets of the conduits at fair market value on the date of transfer, or make loans to the conduits secured by the conduits’ assets. Potential losses, if any, from these conduits are not expected to materially affect our consolidated financial condition or results of operations.

Legal Proceedings:

We are involved in various industry-related regulatory, governmental and law enforcement inquiries and subpoenas, as well as legal proceedings that arise in the normal course of business. In the opinion of management, after discussion with counsel, these regulatory, governmental and law enforcement inquiries and subpoenas, and legal proceedings can be successfully defended or resolved without a material adverse effect on our consolidated financial condition or results of operations.

Tax Contingencies:

In the normal course of business, we are subject to challenges from U.S. and non-U.S. tax authorities regarding the amount of taxes due. These challenges may result in adjustments to the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. During 2004, the U.S. Internal Revenue Service, or “IRS,” completed its review of our federal income tax returns for tax years 1997, 1998 and 1999 and proposed to disallow tax deductions related to lease-in-lease-out, or “LILO,” transactions. We believe that we reported the tax effects of these transactions properly, based on applicable statutes, regulations and case law in effect at the time they were entered into.

The IRS has indicated that it will consider settling leasing disputes such as these with taxpayers. We filed an appeal with the IRS during the second quarter of 2005. While it is unclear whether we will be able to reach an acceptable settlement, management believes we are appropriately accrued for tax exposures, including exposures related to LILO transactions, and related interest expense. If we prevail in a matter for which an accrual has been established, or are required to pay an amount exceeding our reserve, the financial statement impact will be reflected in the period in which the matter is resolved.

During the first quarter of 2005, the IRS announced that it had classified sale-in-lease-out, or “SILO,” transactions as tax shelters, or “listed transactions.” The IRS began its review of our tax returns for the years 2000–2003 during the second quarter of 2005, and is reviewing our SILO transactions. We believe that we reported the tax effects of these transactions properly, based on applicable statutes, regulations and case law in effect at the time they were entered into.

78   State Street Corporation

During the third quarter of 2005, the FASB issued a proposed FSP for comment addressing accounting for changes in tax-related cash flows of leveraged leases. The FSP would require the recalculation of the allocation of income over the lease term when there is a change in the expected timing of tax-related cash flows of a leveraged lease. The proposed FSP, if finalized, will amend SFAS No. 13, “Accounting for Leases,” and will require companies to record any charge resulting from adoption of the FSP as the cumulative effect of a change in accounting principle. A final FSP is expected to be issued during the first quarter of 2006.

Depending on the requirements of the final FSP and the timing of its issuance and effective date, the FSP may require a material cumulative charge. Future income would be expected to increase over the remaining terms of the leases by an amount approximately equal to the charge.

During the third quarter of 2005, the FASB also issued for comment a proposed interpretation, “Accounting for Uncertain Tax Positions — an Interpretation of FASB SFAS No. 109,” which attempts to clarify the criteria for recognition of uncertain tax positions. Adoption of the proposed interpretation in its present form would be recorded as the cumulative effect of a change in accounting principle. A final interpretation is expected to be issued during the first quarter of 2006.

Note 10. Securitizations and Variable Interest Entities

Tax-Exempt Investment Programs:

In the normal course of business, we structure and sell participating interests in pools of tax-exempt investment-grade assets to mutual fund customers. This is achieved by utilizing trusts that are set up as qualifying special purpose entities, or “QSPEs,” which are not subject to the requirements of FASB Interpretation No. 46-R, or “FIN 46-R,” and are not recorded in our consolidated statement of condition. Typically, we transfer assets to these unaffiliated QSPEs from our investment securities portfolio at fair market value, and treat such transfers as sales, recognizing a profit or loss on the transaction. The QSPEs finance the acquisition of these assets by selling participating interests to third-party investors. Typically, we purchase a minority residual interest in these QSPEs, and we provide investment management services, liquidity and remarketing services to them.

During the year ended December 31, 2005, State Street sold $1.82 billion of investment securities to these QSPEs, compared to $851 million during the year ended December 31, 2004. At December 31, 2005, we owned a minority residual interest in these QSPEs of less than 11%, or $270 million, compared to less than 9%, or $156 million, at December 31, 2004. These minority residual interests are accounted for and reported as securities available for sale. At December 31, 2005, the QSPEs had total assets of $2.50 billion, compared to $1.79 billion at December 31, 2004. The QSPEs had a weighted-average life of approximately 6.2 years at December 31, 2005, compared to approximately 5.4 years at December 31, 2004.

Asset-Backed Commercial Paper Programs:

We administer four third-party owned, special purpose, multi-seller asset-backed commercial paper programs, or “conduits,” that purchase financial assets with various asset classifications from our third-party customers. These conduits, which are structured as bankruptcy-remote limited liability companies, provide access to the efficiencies of the U.S. commercial paper markets, which have historically offered an attractive cost of financing relative to bank-based borrowing. The conduits’ asset purchases are funded by issuing commercial paper, which is supported by liquidity asset purchase agreements and backup liquidity lines of credit, the majority of which are provided by us. In addition, we provide direct credit support to the conduits in the form of standby letters of credit. All fees are charged on a market basis. The sellers continue to service the transferred assets and absorb the first losses of the conduits by providing collateral in the form of excess assets also known as over-collaterization. Our off-balance sheet commitments to these conduits are disclosed in Note 9.

As a result of the issuance of FIN 46-R in December 2003, we applied an expected loss model to the conduits to determine the primary beneficiaries of conduits meeting the definition of variable interest entities. Variable interests factored into the model included basis risk, credit risk, interest-rate risk and fees paid to the administrator. We hold no equity ownership interest in these conduits. As a result of the model, we modified the conduits by selling certain fixed-rate assets and related interest-rate swaps, and issuing subordinated notes to outside investors. We concluded that we are not the primary beneficiary of these conduits, as defined in FIN 46-R, and as a result we do not record these conduits in our consolidated financial statements. At December 31, 2005 and 2004, total assets in unconsolidated conduits were $17.90 billion and $14.39 billion, respectively.

State Street Corporation   79

Collateralized Debt Obligations:

We manage a series of collateralized debt obligations, or “CDOs.” A CDO is a managed investment vehicle which purchases a portfolio of diversified highly rated assets. A CDO funds purchases through the issuance of several tranches of debt and equity, the repayment and return of which are linked to the performance of the assets in the CDO. Typically, our involvement is as collateral manager as well as an investor in a small percentage of the debt issued. These entities typically meet the definition of a variable interest entity as defined by FIN 46-R. We concluded that we are not the primary beneficiary of these CDOs, as defined in FIN 46-R, and as a result we do not record these CDOs in our consolidated financial statements. At December 31, 2005 and 2004, total assets in these CDOs were $2.73 billion and $2.40 billion, respectively.

During 2005 and 2004, we acquired and transferred $60 million and $604 million, respectively, of investment securities from our available-for-sale portfolio into a CDO. These transfers, which were executed at fair market value in exchange for cash, were treated as sales.

Note 11. Shareholders’ Equity

Treasury Stock:

Our Board of Directors, or “Board,” authorized a publicly announced stock purchase program for our common stock in 1995 for general corporate purposes, including employee benefit programs, and subsequently increased the authorization, most recently in 2001. Under the 1995 program, 2.9 million shares of our common stock were purchased during the first quarter of 2005. The 1995 stock purchase program was terminated by the Board effective February 17, 2005. In its place, the Board authorized a new publicly announced stock purchase program for 15 million shares of our common stock for general corporate purposes, including employee benefit programs. Under the 2005 program, 10.2 million shares of our common stock were purchased during 2005, and the remaining purchase authorization as of December 31, 2005, was 4.8 million shares. We utilize third-party broker-dealers to acquire common shares on the open market in our execution of the stock purchase program.

Additionally, shares may be acquired for other deferred compensation plans, held by an external trustee, that are not part of the stock purchase program. As of December 31, 2005, cumulative shares purchased and held in trust were 407,000. These shares are reflected as treasury stock in our consolidated statement of condition.

During 2005, 2004 and 2003, our total common stock purchased and recorded as treasury stock was 13,130,000 shares, 4,098,000 shares and 80,000 shares, respectively, at an average historical cost per share of $51, $43 and $34, respectively.

SPACESSM:

In January 2003, in connection with our acquisition of the GSS business of Deutsche Bank, we issued $345 million, or 1,725,000 units, of SPACES. SPACES were collateralized, forward-purchase contract units for additional shares of our common stock. Each of the SPACES had a stated amount of $200 and consisted of PACES, a fixed-share purchase contract and U.S. Treasury securities, and COVERS, a variable-share repurchase contract. The present value of the contract payments totaled $45 million and was treated as a cost of capital and charged to surplus upon issuance.

While the SPACES were outstanding, investors received total annual payments of 6.75% on the units, payable quarterly, consisting of an annual 4.00% contract payment on the COVERS, an annual .75% contract payment on the PACES and a 2.00% annual return on the underlying U.S. Treasury securities.

For the years ended December 31, 2004 and 2003, unrealized gains of approximately $3 million and $23 million, respectively were recorded in processing fees and other revenue related to changes in fair value of the variable-share contracts. Effective March 22, 2004, we exercised our right to fix the settlement rate of the variable-share repurchase contracts constituting parts of the SPACES or existing separately as COVERS, in accordance with the terms of the contracts. The variable-share settlement rate was fixed at .6949 shares per contract in accordance with a formula specified in the contracts. The impact of fixing the settlement rate for the SPACES and separate COVERS was a reclassification of the recognized gains on the mark-to-market of the variable-share contracts of $26 million from other assets to a reduction of surplus in shareholders’ equity.

On November 15, 2005, we issued approximately 8.7 million shares of common stock upon settlement of the fixed share purchase contracts underlying the SPACES units. On February 15, 2006, we received 1.2 million shares as settlement of the COVERS.

80   State Street Corporation

Accumulated Other Comprehensive (Loss) Income:

	2005	2004	2003
(Dollars in millions)
Foreign currency translation	$73	$213	$128
Unrealized gain (loss) on hedge of net foreign investment in subsidiaries	11	(26)	–
Unrealized (loss) gain on available-for-sale securities	(285)	(56)	74
Minimum pension liability	(26)	(26)	–
Unrealized loss on cash flow hedges	(4)	(13)	(10)
Total	$(231)	$92	$192

For the year ended December 31, 2005, we realized net losses of $1 million on sales of available-for-sale securities. Unrealized gains of $1 million were included in other comprehensive income at December 31, 2004, net of deferred taxes of less than $1 million, related to these sales.

For the year ended December 31, 2004, we realized net gains of $26 million. Unrealized gains of $11 million were included in other comprehensive income at December 31, 2003, net of deferred taxes of $7 million, related to these sales.

For the year ended December 31, 2003, we realized net gains of $23 million. Unrealized gains of $22 million were included in other comprehensive income at December 31, 2002, net of deferred taxes of $15 million, related to these sales.

Shareholders’ Rights Plan:

In 1988, we declared a dividend of one preferred share purchase right for each outstanding share of common stock. In 1998, the Rights Agreement was amended and restated. Accordingly, a right may be exercised, under certain conditions, to purchase one eight-hundredths share of a series of participating preferred stock at an exercise price of $132.50, subject to adjustment. The rights become exercisable if a party acquires or obtains the right to acquire 10% or more of our common stock or after commencement or public announcement of an offer for 10% or more of our common stock. When exercisable, under certain conditions, each right entitles the holder thereof to purchase shares of common stock, of either State Street or of the acquirer, having a market value of two times the then-current exercise price of that right.

The rights expire in September 2008, and may be redeemed at a price of $.00125 per right, subject to adjustment, at any time prior to expiration or the acquisition of 10% of our common stock. Under certain circumstances, the rights may be redeemed after they become exercisable and may be subject to automatic redemption.

Note 12. Equity-Based Compensation

We have a 1997 Equity Incentive Plan, or the “1997 Plan,” with 46,800,000 shares of common stock approved for issuance for stock and stock-based awards, including stock options, restricted stock, deferred stock and performance awards. Other award types are available under the plan, but are not currently utilized. All stock awards and stock options are awarded at the fair market value of our common stock at the date of grant. At December 31, 2005, 5,175,000 shares were available for future awards under the 1997 Plan. We have stock options outstanding from previous plans under which no further grants can be made.

Stock options expire no later than ten years from the date of grant, and the exercise price of non-qualified and incentive stock options may not be less than the fair value of such shares at the date of grant. Information on stock option activity is provided in the stock options table that follows.

We have a restricted stock program under the 1997 Plan whereby stock certificates are issued at the time of grant, and recipients have dividend and voting rights. In general, these grants vest over three years. Awards were 225,000, 196,000 and 138,000 shares for the years ended December 31, 2005, 2004 and 2003, respectively, with a weighted average fair value on grant date of $45.26, $51.39 and $43.82, respectively. At December 31, 2005, a total of 378,000 restricted shares have been awarded but have not vested under this program.

State Street Corporation   81

We currently have deferred stock award programs under the 1997 Plan whereby no stock is issued at the time of grant. These grants vest over various time periods. Awards were 3,202,000, 172,000 and 295,000 shares for the years ended December 31, 2005, 2004 and 2003, respectively, with a weighted-average fair value on grant date of $43.40, $50.28 and $42.66, respectively. At December 31, 2005, 3,203,000 awards were outstanding under these programs.

Performance awards granted under the 1997 Plan are earned over a performance period based on achievement of goals. Payment for performance awards is made in shares or cash equal to the fair market value of our common stock, based on certain financial ratios after the conclusion of each performance period. There are currently 531,000 award units outstanding for the two-year performance period ending December 31, 2006. There are 205,000 award units outstanding for the three-year performance period ending December 31, 2006. There are 257,000 award units outstanding for the three-year performance period ending December 31, 2007. A total of 290,000 awards were outstanding and paid out for the performance period ended December 31, 2005.

In June 2001, the Board approved a savings-related stock purchase plan for employees resident in the United Kingdom that is not part of the 1997 Plan. A total of 170,000 shares of common stock were approved for issuance under this plan. These awards vest in three to five years. There have not been any awards granted under this program since 2002. For the year ended December 31, 2002, 25,000 awards were granted. At December 31, 2005, 49,000 awards were outstanding under this program. During 2005, no shares were issued from treasury stock in accordance with plan provisions. Remaining shares, if any, would be issued from treasury stock in 2006 and 2007.

Compensation expense related to restricted stock awards, deferred stock awards, performance awards and stock options was $110 million, $74 million and $66 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Options outstanding and related activity consisted of the following for the years indicated:

STOCK OPTIONS
	Option Price Per Share	Weighted Average Option Price	Shares
(Shares in thousands)
December 31, 2002	$1.75–60.74	$40.35	26,314
Granted	37.57–49.84	46.20	5,672
Exercised	1.75–44.02	26.76	(1,765)
Canceled	8.13–60.74	48.39	(655)

December 31, 2003	1.75–60.74	42.13	29,566
Granted	45.18–52.96	52.44	2,369
Exercised	1.75–57.29	24.29	(1,897)
Canceled	8.13–60.74	48.64	(1,555)

December 31, 2004	5.61–60.74	43.82	28,483
Granted	44.53–49.12	44.73	1,292
Exercised	5.61–53.05	35.49	(3,690)
Canceled	8.13–60.74	49.97	(2,129)

December 31, 2005	5.61–60.74	44.60	23,956

82   State Street Corporation

The following table summarizes the weighted average remaining contractual life of stock options outstanding as of December 31, 2005:

RANGE OF EXERCISE PRICES
	Shares Outstanding			Shares Exercisable
	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
(Shares in thousands)
$5.61–28.16	821	1.3	$23.24	821	$23.24
32.23–39.95	7,233	5.5	38.01	6,948	37.95
40.22–49.81	9,448	7.1	45.02	4,521	44.33
51.10–60.74	6,454	6.0	54.07	4,612	54.59
5.61–60.74	23,956	6.1	44.60	16,902	43.48

At December 31, 2005, 2004 and 2003, a total of 16,902,000, 18,425,000 and 16,281,000 shares under options, respectively, were exercisable.

Note 13. Regulatory Matters

Regulatory Capital:

We are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial condition. Under capital adequacy guidelines, we must meet specific capital guidelines that involve quantitative measures of our consolidated assets, liabilities and off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classification are subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require State Street and State Street Bank to maintain minimum risk-based capital and leverage ratios as set forth in the table that follows. The risk-based capital ratios are Tier 1 capital and total capital divided by total adjusted risk-weighted assets and market-risk equivalents, and the Tier 1 leverage ratio is Tier 1 capital divided by quarterly adjusted average assets. As of December 31, 2005 and 2004, State Street and State Street Bank met all capital adequacy requirements to which they were subject.

As of December 31, 2005, State Street Bank was categorized as “well capitalized” under the regulatory framework. To be categorized as “well capitalized,” State Street Bank must exceed the “well capitalized” guideline ratios, as set forth in the table, and meet certain other requirements. State Street Bank exceeded all “well capitalized” requirements as of December 31, 2005 and 2004.

State Street Corporation   83

The regulatory capital ratios and amounts were the following as of December 31:

	Regulatory Guidelines(1)		State Street		State Street Bank
	Minimum	Well Capitalized	2005	2004	2005	2004
(Dollars in millions)
Risk-Based Ratios:
Tier 1 capital	4%	6%	11.7%	13.3%	10.3%	11.6%
Total capital	8	10	14.0	14.7	12.5	12.5
Tier 1 leverage ratio	4	5	5.6	5.5	5.4	5.3

Shareholders’ equity			$6,367	$6,159	$6,139	$6,262
Capital securities			650	995	–	–
Unrealized losses on available-for-sale securities			285	56	292	63
Unrealized losses (gains) on cash flow hedges			4	13	(10)	(1)
Qualifying minority interest in consolidated subsidiaries			2	3	2	3
Less:
Goodwill			1,337	1,497	1,247	1,408
Other intangible assets			459	494	438	492
Other deductions			1	2	–	–
Tier 1 capital			5,511	5,233	4,738	4,426

Qualifying subordinated debt			1,238	698	998	399
Allowance for on- and off-balance sheet loan losses			30	30	30	30
Unrealized gains on available-for-sale equity securities			12	7	6	2
Tier 2 capital			1,280	735	1,034	431
Deduction for investments in finance subsidiaries			(174)	(165)	(52)	(62)
Total capital			$6,617	$5,803	$5,720	$4,795
Adjusted risk-weighted assets and market-risk equivalents:
On-balance sheet			$27,288	$22,714	$25,965	$21,560
Off-balance sheet			19,586	16,398	19,602	16,403
Market-risk equivalents			361	288	351	253
Total			$47,235	$39,400	$45,918	$38,216
Quarterly adjusted average assets			$98,970	$94,834	$87,667	$83,843

(1)	State Street Bank must meet the regulatory designation of “well capitalized” in order to maintain our status as a financial holding company, including maintaining a minimum Tier 1 risk-based capital ratio (Tier 1 capital divided by total adjusted risk-weighted assets and market-risk equivalents) of 6%, a minimum total risk-based capital ratio (total capital divided by total adjusted risk-weighted assets and market-risk equivalents) of 10%, and a Tier 1 leverage ratio (Tier 1 capital divided by quarterly adjusted average assets) of 5%. In addition, Federal Reserve Regulation Y defines “well capitalized” for a bank holding company such as us for the purpose of determining eligibility for a streamlined review process for acquisition proposals. For such Regulation Y purposes, “well capitalized” requires us to maintain a minimum Tier 1 risk-based capital ratio of 6% and a minimum total risk-based capital ratio of 10%.

84   State Street Corporation

Cash, Dividend, Loan and Other Restrictions:

During 2005, our subsidiary banks were required by the Federal Reserve Bank to maintain average cash reserve balances of $267 million. In addition, federal and state banking regulations place certain restrictions on dividends paid by subsidiary banks to a parent holding company. For 2006, aggregate dividends by State Street Bank without prior regulatory approval are limited to approximately $503 million of its undistributed earnings at December 31, 2005, plus an additional amount equal to its net profits, as defined, for 2006 up to the date of any dividend.

The Federal Reserve Act requires that extensions of credit by State Street Bank to certain affiliates, including the parent company, be secured by specific collateral, that the extension of credit to any one affiliate be limited to 10% of its capital and surplus (as defined), and that extensions of credit to all such affiliates be limited to 20% of its capital and surplus.

At December 31, 2005, consolidated retained earnings included $179 million representing undistributed earnings of affiliates that are accounted for using the equity method.

Note 14. Derivative Financial Instruments

We use derivatives to support customers’ needs, conduct trading activities, and manage our interest-rate and currency risk.

As part of our trading activities, we assume positions in both the foreign exchange and interest-rate markets by buying and selling cash instruments and using derivative financial instruments, including foreign exchange forward contracts, foreign exchange and interest-rate options, and interest-rate swaps. In the aggregate, long and short foreign exchange forward positions are matched closely to minimize currency and interest-rate risk. All foreign exchange contracts are valued daily at current market rates.

Interest-rate contracts involve an agreement with a counterparty to exchange cash flows based on the movement of an underlying interest-rate index. An interest-rate swap agreement involves the exchange of a series of interest payments, either at a fixed or variable rate, based upon the notional amount without the exchange of the underlying principal amount. An interest-rate option contract provides the purchaser, for a premium, the right, but not the obligation, to receive an interest rate based upon a predetermined notional value during a specified period. An interest-rate futures contract is a commitment to buy or sell, at a future date, a financial instrument at a contracted price; it may be settled in cash or through the delivery of the contracted instrument.

Foreign exchange contracts involve an agreement to exchange one currency for another currency at an agreed-upon rate and settlement date. Foreign exchange contracts consist of cross-currency swap agreements and foreign exchange forward and spot contracts.

The following table summarizes the contractual or notional amounts of derivative financial instruments held or issued for trading and asset and liability management as of December 31:

	2005	2004
(Dollars in millions)
Trading:
Interest-rate contracts:
Swap agreements	$4,508	$1,450
Options and caps purchased	912	310
Options and caps written	2,564	1,464
Futures	534	1,767
Foreign exchange contracts:
Forward, swap and spot	414,376	364,357
Options purchased	6,624	3,298
Options written	6,763	3,214
Asset and Liability Management:
Interest-rate contracts:
Swap agreements	5,369	4,300
Foreign exchange contracts:
Swap agreements	355	407

State Street Corporation   85

In connection with our asset and liability management activities, we have executed interest-rate swap agreements designated as fair value and cash flow hedges to manage interest-rate risk. The notional values of these interest-rate swap agreements and the related assets or liabilities being hedged at December 31, were as follows:

	2005			2004
	Fair Value Hedges	Cash Flow Hedges	Total	Fair Value Hedges	Cash Flow Hedges	Total
(Dollars in millions)
Available-for-sale investment securities	$2,211		$2,211	$1,515		$1,515
Interest-bearing time deposits(1)	118	$1,490	1,608	245	$1,190	1,435
Long-term debt(2)(3)	1,200	350	1,550	1,200	150	1,350
Total	$3,529	$1,840	$5,369	$2,960	$1,340	$4,300

(1)	For the years ended December 31, 2005 and 2004, the overall weighted-average interest rate for interest-bearing time deposits was 3.23% and 1.38%, respectively, on a contractual basis, and 3.19% and 1.35%, respectively, including the effects of hedges.

(2)	For the years ended December 31, 2005 and 2004, the fair value hedges of long-term debt increased the carrying value of long-term debt presented in our consolidated statement of condition by $18 million and $55 million, respectively.

(3)	For the years ended December 31, 2005 and 2004, the overall weighted-average interest rate for long-term debt was 6.58% and 6.30%, respectively, on a contractual basis, and 5.63% and 4.36%, respectively, including the effects of hedges.

For cash flow hedges, any changes in the fair value of the derivative financial instruments remain in accumulated other comprehensive income and are generally recorded in our statement of income in future periods when earnings are affected by the variability of the hedged cash flow. At December 31, 2005, the after-tax unrealized gain on cash flow hedges of time deposits was $10 million, almost all of which is expected to be reclassified from accumulated other comprehensive (loss) income to earnings during the next 12 months due to the short maturities of the derivative financial instruments and the time deposits being hedged. The after-tax unrealized loss on cash flow hedges of long-term debt was $14 million, and we expect to reclassify a gain of $1 million from accumulated other comprehensive (loss) income to earnings during the next 12 months. These derivative financial instruments and the hedged long-term debt extend to the year 2018. Ineffectiveness recorded in processing fees and other revenue was not material in 2005, 2004 or 2003.

We have entered into foreign exchange forward contracts with an aggregate notional amount of €300 million, or approximately $355 million, to hedge a portion of our net foreign investment in non-U.S. subsidiaries. As a result, approximately $37 million of after-tax translation gains and $26 million of after-tax translation losses for the years ended December 31, 2005 and 2004, respectively, on the hedge contracts were included within accumulated other comprehensive (loss) income.

Foreign exchange trading revenue related to foreign exchange contracts was $468 million, $420 million and $330 million for the years ended December 31, 2005, 2004 and 2003, respectively. In 2003, we also recorded $61 million from Deutsche Bank as foreign exchange trading revenue. For other financial instrument contracts, there were gains of $4 million in 2005, and losses of $25 million in 2004 and $31 million in 2003 recorded in trading services revenue. Future cash requirements, if any, related to foreign exchange contracts are represented by the gross amount of currencies to be exchanged under each contract unless we and the counterparty have agreed to pay or receive the net contractual settlement amount on the settlement date. Future cash requirements on other financial instruments are limited to the net amounts payable under the agreements.

86   State Street Corporation

Note 15. Net Interest Revenue

	2005	2004	2003
(Dollars in millions)
Interest Revenue:
Deposits with banks	$529	$591	$474
Investment securities:
U.S. Treasury and federal agencies	866	536	409
State and political subdivisions (exempt from federal tax)	58	57	62
Other investments	873	277	259
Securities purchased under resale agreements and federal funds sold	412	196	168
Commercial and financial loans	106	59	61
Lease financing	65	57	87
Trading account assets	21	14	19
Total interest revenue	2,930	1,787	1,539
Interest Expense:
Deposits	1,132	512	372
Other short-term borrowings	753	315	279
Long-term debt	138	101	78
Total interest expense	2,023	928	729
Net interest revenue	$907	$859	$810

Note 16. Processing Fees and Other Revenue

Sources of processing fees and other revenue include structured products fees, fees from software licensing and maintenance, loan fees, profits and losses from unconsolidated affiliates, gains and losses on sales of leased equipment and other assets, amortization of investments in tax-advantaged financings, and interests from variable interest entities not recorded in our consolidated financial statements and, for 2003, unrealized gains on SPACES and other-than-temporary impairment losses on investment securities.

In addition, processing fees and other revenue included payments received from Deutsche Bank representing amounts earned on customer deposits of the GSS business that were not yet converted to our systems. For the years ended December 31, 2005, 2004 and 2003, these payments were $17 million, $47 million and $95 million, respectively. Once converted, GSS deposits are recorded as deposits in our consolidated statement of condition, and the related earnings on those deposits are recorded in net interest revenue.

State Street Corporation   87

Note 17. Employee Benefits

State Street Bank and certain of its U.S. subsidiaries participate in a non-contributory, tax-qualified defined benefit pension plan. In addition to this primary plan, we have non-qualified unfunded supplemental retirement plans, or “SERPs,” that provide certain officers with defined pension benefits in excess of allowable qualified plan limits. Non-U.S. employees participate in local defined benefit plans.

State Street Bank and certain of its U.S. subsidiaries participate in a post-retirement plan that provides health care and insurance benefits for retired employees.

Information combined for the U.S. and non-U.S. defined benefit plans, and information for the post-retirement plan as of the December 31 measurement date is as follows:

	Primary U.S. and Non-U.S. Defined Benefit Plans		Post-Retirement Plan
	2005	2004	2005	2004
(Dollars in millions)
Benefit Obligations:
Beginning of year	$650	$587	$72	$65
Service cost	50	41	4	3
Interest cost	35	32	4	4
Transfers in	27	–	–	–
Actuarial losses	62	21	4	4
Benefits paid	(45)	(44)	(5)	(4)
Expenses paid	(2)	–	–	–
Special termination benefits	1	–	–	–
Foreign currency translation	(19)	13	–	–
End of year	$759	$650	$79	$72
Plan Assets at Fair Value:
Beginning of year	$592	$512
Actual return on plan assets	63	59
Employer contributions	98	57
Transfers in	13	–
Benefits paid	(45)	(44)
Expenses paid	(2)	–
Foreign currency translation	(13)	8
End of year	$706	$592
Accrued Benefit Expense:
Underfunded status of the plans — liability	$53	$58	$79	$72
Unrecognized net asset (obligation) at transition	–	1	(6)	(7)
Unrecognized net losses	(263)	(241)	(22)	(18)
Unrecognized prior service benefits (costs)	23	25	–	–
Net (prepaid) accrued benefit expense	$(187)	$(157)	$51	$47

88   State Street Corporation

	Primary U.S. and Non-U.S. Defined Benefit Plans		Post-Retirement Plan
	2005	2004	2005	2004
(Dollars in millions)
Amounts Recognized in the Consolidated Statement of Condition:
As of December 31:
Prepaid benefit cost	$(183)	$(170)
Accrued benefit cost	26	45	$51	$47
Intangible assets	–	(1)	–	–
Other	(30)	(31)	–	–
Net (prepaid) accrued benefit expense	$(187)	$(157)	$51	$47
Decrease in minimum liability	$–	$(2)	$–	$–

Actuarial Assumptions (U.S. Plans):
Used to determine benefit obligations as of December 31:
Discount rate	5.50%	5.75%	5.50%	5.75%
Rate of increase for future compensation	4.50	4.50	–	–
Used to determine periodic benefit cost for the years ended December 31:
Discount rate	5.75%	6.00%	5.75%	6.00%
Rate of increase for future compensation	4.50	4.50	–	–
Expected long-term rate of return on plan assets	8.00	8.00	–	–
Assumed health care cost trend rates as of December 31:
Cost trend rate assumed for next year	–	–	11.00%	12.00%
Rate to which the cost trend rate is assumed to decline	–	–	5.00	5.00
Year that the rate reaches the ultimate trend rate	–	–	2013	2013

The expected benefit payments for the next ten years are as follows:

	Primary U.S. and Non-U.S. Defined Benefit Plans	Non-Qualified SERPs	Post-Retirement Plan
(Dollars in millions)
2006	$46	$7	$6
2007	38	7	5
2008	27	5	5
2009	24	4	4
2010	22	5	4
2011–2015	131	31	15

The accumulated benefit obligation for all of our U.S. defined benefit pension plans was $581 million and $522 million at December 31, 2005, and 2004, respectively.

To develop the expected long-term, rate-of-return-on-assets assumption, we considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This analysis resulted in the selection of 8.00% as the long-term rate of return on assets assumption.

State Street Corporation   89

For the tax-qualified U.S. defined benefit pension plan, the asset allocation as of December 31, 2005 and 2004, and the strategic target allocation for 2006, by asset category, were as follows:

ASSET CATEGORY
	Strategic Target Allocation	Percentage of Plan Assets at December 31,
	2006	2005	2004
Equity securities	55%	59%	59%
Fixed income securities	30	29	30
Other	15	12	11
Total	100%	100%	100%

The preceding strategic target asset allocation was last amended in May 1999. Consistent with that target allocation, the plan should generate a real return above inflation and superior to that of a benchmark index consisting of a combination of appropriate capital markets indices weighted in the same proportions as the plan’s strategic target asset allocation. Equities included domestic and international publicly-traded common, preferred and convertible securities. Fixed income securities included domestic and international corporate and government debt securities, as well as asset-backed securities and private debt. The “other” category included real estate, alternative investments and cash and cash equivalents. Derivative financial instruments are an acceptable alternative to investing in these types of securities, but may not be used to leverage the plan’s portfolio.

Expected employer contributions to the tax-qualified U.S. defined benefit pension plan, SERPs and post-retirement plan for the year ending December 31, 2006 are $59 million, $7 million and $6 million, respectively.

90   State Street Corporation

We have unfunded SERPs that provide certain officers with defined pension benefits in excess of qualified plan limits imposed by U.S. federal tax law. Information for the SERPs as of and for the years ended December 31, was as follows:

	Non-Qualified SERPs
	2005	2004
(Dollars in millions)
Benefit Obligations:
Beginning of year	$99	$91
Service cost	4	5
Interest cost	5	6
Actuarial loss	11	7
Benefits paid	(8)	(10)
Settlements	(8)	(9)
Amendments	4	9
End of year	$107	$99
Accrued Benefit Expense:
Underfunded status of the plans	$107	$99
Unrecognized net loss	(39)	(33)
Unrecognized prior service cost	(17)	(14)
Net accrued benefit expense	$51	$52
Amounts Recognized in the Consolidated Statement of Condition:
Accrued benefit cost	$78	$71
Intangible assets	(20)	(16)
Other	(7)	(3)
Net accrued benefit expense	$51	$52

Decrease in minimum liability	$(5)	$(2)
Accumulated benefit obligation	$78	$71

Actuarial assumptions used to determine benefit obligations and periodic benefit costs are consistent with those noted for the post-retirement plan, with the following exception:
Rate of increase for future compensation	4.75%	4.75%

For those defined benefit plans that had accumulated benefit obligations in excess of plan assets as of December 31, 2005 and 2004, the accumulated benefit obligations were $262 million and $208 million, respectively, and the plan assets were $163 million and $95 million, respectively.

For those defined benefit plans that have projected benefit obligations in excess of plan assets as of December 31, 2005 and 2004, the projected benefit obligations were $866 million and $749 million, respectively, and the plan assets were $706 million and $592 million, respectively.

If the health care cost trend rates were increased by 1%, the post-retirement benefit obligation as of December 31, 2005, would have increased 8%, and the aggregate expense for service and interest costs for 2005 would have increased 15%. Conversely, if the health care cost trend rates were decreased by 1%, the post-retirement benefit obligation as of December 31, 2005, would have decreased 7%, and the aggregate expense for service and interest costs for 2005 would have decreased 13%.

State Street Corporation   91

The following table presents the actuarially determined expense (income) for our U.S. and non-U.S. defined benefit plans, SERPs and post-retirement plan for the years ended December 31:

	Primary U.S. and Non-U.S. Defined Benefit Plans			Post-Retirement Plan
	2005	2004	2003	2005	2004	2003
(Dollars in millions)
Components of Net Periodic Benefit Cost:
Service cost	$50	$41	$39	$3	$3	$3
Interest cost	35	32	30	4	4	3
Assumed return on plan assets	(45)	(40)	(35)	–	–	–
Amortization of transition obligation (asset)	–	(1)	(2)	1	1	1
Amortization of prior service cost	(2)	(2)	–	–	–	–
Amortization of net loss (gain)	15	16	12	1	1	1
Net periodic benefit cost	53	46	44	9	9	8
Special Events Accounting Expense:
Curtailments	–	–	3	–	–	7
Special termination benefits	1	–	51	–	–	6
Special events accounting expense	1	–	54	–	–	13
Total expense	$54	$46	$98	$9	$9	$21

	Non-Qualified SERPs
	2005	2004	2003
(Dollars in millions)
Components of Net Periodic Benefit Cost:
Service cost	$4	$5	$4
Interest cost	5	6	5
Amortization of prior service cost	2	1	2
Amortization of net loss	2	2	2
Net periodic benefit cost	13	14	13

Special Events Accounting Expense:
Settlements	2	1	1
Curtailments	–	–	2
Special termination benefits	–	–	23
Special events accounting expense	2	1	26
Total expense	$15	$15	$39

In connection with our voluntary separation program (see Note 19), we recorded severance expense of approximately $80 million during the year ended December 31, 2003, for enhanced pension benefits.

Certain of our U.S. employees are eligible to contribute a portion of their pre-tax salary to a 401(k) savings plan and an Employee Stock Ownership Plan, or “ESOP.” Our matching portion of these contributions is made in cash, and the related expense was $21 million for 2005, $16 million for 2004 and $22 million for 2003. In addition, employees in certain non-U.S. offices participate in other local plans. Expenses related to these plans were $39 million, $31 million and $25 million for 2005, 2004 and 2003, respectively.

The ESOP is a non-leveraged plan. Compensation cost is equal to the contribution called for by the plan formula and is equal to the cash contributed for the purchase of shares on the open market or the fair value of the shares contributed from treasury stock. Dividends on shares held by the ESOP are charged to retained earnings and shares are treated as outstanding for purposes of calculating earnings per share.

92   State Street Corporation

Note 18. Occupancy Expense and Information Systems and Communications Expense

Occupancy expense and information systems and communications expense included expense for depreciation of buildings, leasehold improvements, computers, equipment and furniture and fixtures. Total depreciation expense for the years ended December 31, 2005, 2004 and 2003 were $315 million, $301 million and $274 million, respectively.

As of December 31, 2005, accumulated amortization of assets under capital leases was $57 million. Amortization of assets recorded under capital leases and the costs of operating leases for office space are recorded in occupancy expense. The costs of operating leases related to computers and equipment are recorded in information systems and communications expense. The following is a summary of future minimum lease payments under non-cancelable capital and operating leases as of December 31, 2005:

	Capital Leases	Operating Leases	Total
(Dollars in millions)
2006	$51	$180	$231
2007	51	157	208
2008	52	135	187
2009	52	121	173
2010	52	106	158
Thereafter	667	468	1,135
Total minimum lease payments	925	$1,167	$2,092
Less amount representing interest payments	(410)
Present value of minimum lease payments	$515

We lease approximately 865,000 square feet at One Lincoln Street, an office building located in Boston, Massachusetts, and a related 366,000 square-foot underground parking garage, under 20-year, non-cancelable capital leases expiring in September 2023. As of December 31, 2005 and 2004, an aggregate net book value of $474 million and $492 million, respectively, for the capital leases was recorded in premises and equipment in our consolidated statement of condition, and the related liability was recorded in long-term debt. Capital lease asset amortization will be recorded in occupancy expense over the lease terms. Lease payments are recorded as both a reduction of the liability and as imputed interest expense. For the years ended December 31, 2005 and 2004, interest expense related to these capital lease obligations, recorded in net interest revenue, was $38 million and $31 million, respectively.

We have entered into non-cancelable operating leases for premises and equipment. Future minimum rental commitments in the preceding table have been reduced by aggregate sublease rental commitments of $167 million for operating leases and $67 for capital leases. Nearly all leases include renewal options.

Total rental expense amounted to $181 million, $190 million and $200 million in 2005, 2004 and 2003, respectively. Rental expense has been reduced by sublease revenue of $10 million, $20 million and $14 million for the years ended December 31, 2005, 2004 and 2003, respectively. During 2005 and 2004, we entered into sub-lease agreements for our headquarters building and other office space in Boston. These sub-lease agreements resulted in the recognition of charges to occupancy expense of $26 million and $16 million for the years ended December 31, 2005 and 2004, respectively.

State Street Corporation   93

Note 19. Restructuring Expenses

In 2004, we incurred $21 million of restructuring costs related to cost control efforts through the elimination of positions. At December 31, 2005, essentially all of these costs have been paid or reclassified to deferred compensation or deferred benefit liabilities. During the year ended December 31, 2003, we implemented an expense reduction program to reduce operating expenses. The expense reductions were achieved through a decrease in direct controllable expenses and by a Voluntary Separation and Enhanced Severance Program, or “VSP,” primarily in the United States. At June 30, 2003, approximately 3,000 individuals accepted the VSP. Subsequent to the VSP, approximately 1,000 positions were refilled. Restructuring costs were recorded at the time the accounting events and measurement date occurred.

We incurred $296 million of restructuring costs for the year ended December 31, 2003, as a result of the program, as follows:

Restructuring Costs
(Dollars in millions)
Costs by Category:
Severance	$158
Pension	80
Stock-based compensation	36
Other	22
Total	$296
Costs by Line of Business:
Investment Servicing	$262
Investment Management	34
Total	$296

Severance costs related to the VSP included salaries and related benefits to be paid over a defined period of up to two years. Pension costs were to be paid primarily in equal annual installments over a five-year period. Stock-based compensation expense was attributable to the modification of various stock options and restricted and deferred stock awards for individuals who accepted the VSP (see the equity-based compensation disclosures in Note 1). Other restructuring costs included outplacement services associated with the termination of employees and professional and actuarial fees incurred.

No expenses related to the VSP were incurred in 2005 or 2004, and primarily all expenses were paid or reclassified to deferred compensation or deferred benefit liabilities by December 31, 2004.

Note 20. Other Operating Expenses

	2005	2004	2003
(Dollars in millions)
Professional services	$184	$165	$94
Advertising and sales promotion	42	44	40
Other	258	222	186
Total operating expenses — other	$484	$431	$320

94   State Street Corporation

Note 21. Income Taxes

The components of income tax expense from continuing operations consisted of the following for the years ended December 31:

	2005	2004	2003
(Dollars in millions)
Current:
Federal	$197	$31	$54
State	49	27	48
Non-U.S.	138	157	59
Total current	384	215	161
Deferred:
Federal	72	160	168
State	10	23	35
Non-U.S.	21	(4)	26
Total deferred	103	179	229
Total income tax expense from continuing operations	$487	$394	$390

Current and deferred income taxes from continuing operations for 2004 and 2003 have been reclassified to reflect tax returns as actually filed. The income tax expense (benefit) related to net realized securities gains or losses was $(1) million, $10 million and $9 million for 2005, 2004 and 2003, respectively. Pre-tax income from continuing operations attributable to operations located outside the United States was $494 million, $424 million and $217 million for 2005, 2004 and 2003, respectively.

For those foreign subsidiaries for which accumulated earnings of the subsidiary are considered to be permanently invested, no provision for deferred U.S. income taxes is recorded. The total undistributed retained earnings of these subsidiaries was $145 million at December 31, 2005. If the accumulated earnings in these subsidiaries had been temporarily invested, a deferred U.S. tax liability of $37 million would have been recorded.

Income tax expense from continuing operations for 2004 included a cumulative benefit of $18 million recorded in the first quarter resulting from a change in the effective state tax rate applied to leveraged leasing transactions.

In 2003, we recorded a one-time, after-tax charge of $12 million representing settlement of a REIT-related tax matter with the Massachusetts Department of Revenue. The tax rate for the year ended December 31, 2003 was 34.0% excluding the impact of the REIT settlement, and 35.1% including the REIT settlement.

State Street Corporation   95

Significant components of deferred tax liabilities and assets at December 31 were as follows:

	2005	2004
(Dollars in millions)
Deferred Tax Liabilities:
Lease financing transactions	$1,735	$1,653
Foreign currency translation	34	89
Pension	53	51
Other	40	53
Operating expenses	20	1
Total deferred tax liabilities	1,882	1,847
Deferred Tax Assets:
Unrealized losses on available-for-sale securities, net	190	40
Deferred compensation	70	61
Unrealized loss related to discontinued operations	58	–
Allowance for loan losses	11	11
Tax carryforwards	1	69
Other	44	76
Total deferred tax assets	374	257
Valuation allowance for deferred tax assets	1	1
Net deferred tax assets	373	256
Net deferred tax liabilities	$1,509	$1,591

Management considers the valuation allowance adequate to reduce the total deferred tax asset to an amount that will more likely than not be realized. At December 31, 2005, we had non-U.S. and state tax loss carryforwards of $1 million that expire beginning in 2006.

A reconciliation of the U.S. statutory income tax rate to the effective tax rate based on income from continuing operations before income taxes was as follows for the years ended December 31:

	2005	2004	2003

U.S. federal income tax rate	35.0%	35.0%	35.0%
Changes from Statutory Rate:
State taxes, net of federal benefit	3.3	3.7	3.8
Tax-exempt interest revenue, net of disallowed interest	(1.5)	(2.2)	(2.6)
Tax credits	(1.3)	(.6)	(.9)
Foreign tax differential	(1.0)	(1.1)	(.8)
Leveraged lease transactions — cumulative benefit	–	(.9)	–
Other, net	(.5)	(.8)	(.5)
Non-operating item(1)	–	–	1.1
Effective tax rate	34.0%	33.1%	35.1%

(1)	The non-operating item reported in 2003 related to an increase in the effective tax rate for a state tax matter that was settled.

See Note 9 for information about the IRS’s review of our federal income tax returns and contingencies related to leveraged leasing transactions.

96   State Street Corporation

Note 22. Earnings Per Share

The following table presents the computation of basic and diluted earnings per share for the years ended December 31:

	2005	2004	2003
(Dollars in millions, except per share amounts)
Net Income	$838	$798	$722
Average Shares Outstanding (in thousands):
Basic average shares	330,361	334,606	331,692
Effect of dilutive securities:
Stock options and stock awards	2,762	3,358	2,938
Equity-related financial instruments	1,513	1,641	696
Dilutive average shares	334,636	339,605	335,326
Anti-dilutive securities (in thousands)(1)	8,791	10,289	13,216
Earnings per Share:
Basic	$2.53	$2.38	$2.18
Diluted	2.50	2.35	2.15

(1)	Represents stock options outstanding but not included in the computation of diluted average shares because the exercise prices of the instruments were greater than the average fair value of our common stock during those periods.

Note 23. Line of Business Information

We report two lines of business: Investment Servicing and Investment Management. Given our services and management organization, the results of operations for these lines of business are not necessarily comparable with those of other companies, including companies in the financial services industry.

Investment Servicing provides services for U.S. mutual funds, collective investment funds worldwide, corporate and public retirement plans, insurance companies, foundations, endowments, and other investment pools. Products include custody, accounting, daily pricing and administration; master trust and master custody; recordkeeping; foreign exchange; securities finance; deposit and short-term investment facilities; loans and lease financing; investment manager and hedge fund manager operations outsourcing; and performance, risk and compliance analytics to support institutional investors. We provide shareholder services, which include mutual fund and collective investment fund shareholder accounting, through 50%-owned affiliates, Boston Financial Data Services, Inc. and the International Financial Data Services group of companies.

Investment Management offers a broad array of services for managing financial assets, including investment management and investment research, primarily for institutional investors worldwide. These services include passive and active U.S. and non-U.S. equity and fixed income strategies, and other related services, such as securities finance.

Revenue and expenses are directly charged or allocated to the lines of business through management information systems. We price our products and services on the basis of total customer relationships and other factors; therefore, revenue may not necessarily reflect market pricing on products within the business lines in the same way it would for independent business entities. Assets and liabilities are allocated according to rules that support management’s strategic and tactical goals. Capital is allocated based on risk-weighted assets employed and management’s judgment. Capital allocations may not be representative of the capital that might be required if these lines of business were independent business entities.

State Street Corporation   97

The following is a summary of line of business results. These results exclude the loss from discontinued operations related to the planned divestiture of our investment interest in Bel Air, as discussed in Note 2. The “Business Divestiture” column includes the revenue and expenses of the divested PAM business for 2003 prior to its divestiture. The “Other/One-Time” column for 2005 includes the additional gain from the sale of the PAM business, as discussed in Note 2. For 2004, this column includes merger and integration costs related to the acquisition of the GSS business. For 2003, this column includes the gains from the sales of the PAM and Corporate Trust businesses, the loss on certain real estate sold, and restructuring and merger, integration and divestiture charges. These items were not allocated to our business lines for any period presented.

	Investment Servicing			Investment Management			Business Divestiture			Other/One-Time			Total
	2005	2004	2003	2005	2004	2003	2005	2004	2003	2005	2004	2003	2005	2004	2003
(Dollars in millions, unless otherwise noted)
Years ended December 31,
Fee revenue:
Servicing fees	$2,474	$2,263	$1,950										$2,474	$2,263	$1,950
Management fees	–	–	–	$751	$623	$474			$59				751	623	533
Trading services	694	595	529	–	–	–			–				694	595	529
Securities finance	260	211	206	70	48	39			–				330	259	245
Processing fees and other	221	239	277	81	69	34			1			$(13)	302	308	299
Total fee revenue	3,649	3,308	2,962	902	740	547			60			(13)	4,551	4,048	3,556
Net interest revenue	826	816	773	81	43	37			–			–	907	859	810
Provision for loan losses	–	(18)	–	–	–	–			–			–	–	(18)	–
Net interest revenue after provision for loan losses	826	834	773	81	43	37			–			–	907	877	810
(Losses) gains on sales of available-for-sale investment securities, net	(1)	26	23	–	–	–			–			–	(1)	26	23
Gains on the sales of divested businesses, net	–	–	–	–	–	–			–	$16		345	16	–	345
Total revenue	4,474	4,168	3,758	983	783	584			60	16		332	5,473	4,951	4,734
Operating expenses	3,363	3,115	2,706	678	582	473			37	–	$62	406	4,041	3,759	3,622
Income from continuing operations before income taxes	$1,111	$1,053	$1,052	$305	$201	$111			$23	$16	$(62)	$(74)	$1,432	$1,192	$1,112
Pre-tax margin	25%	25%	28%	31%	26%	19%
Average assets (in billions)	$96.9	$92.5	$80.6	$2.9	$2.6	$2.0			$.1				$99.8	$95.1	$82.7

98   State Street Corporation

Note 24. Non-U.S. Activities

We define non-U.S. activities as those revenue-producing assets and transactions that arise from customers domiciled outside the United States. Due to the nature of our business, precise segregation of U.S. and non-U.S. activities is not possible. Subjective judgments have been used to arrive at the operating results related to non-U.S. activities, including the application of transfer pricing and asset and liability management policies. Interest expense allocations are based on the average cost of short-term borrowed funds.

The following table summarizes non-U.S. operating results for the years ended December 31, and assets as of December 31, based on the domicile location of customers:

	2005	2004	2003
(Dollars in millions)
Results of Operations:
Total fee revenue	$1,881	$1,549	$1,111

Interest revenue	653	660	612
Interest expense	404	393	288
Net interest revenue	249	267	324
Total revenue	2,130	1,816	1,435
Operating expenses	1,589	1,309	1,045
Income before income taxes	541	507	390
Income tax expense	205	191	146
Net income	$336	$316	$244
Assets:
Interest-bearing deposits with banks	$11,235	$20,451	$21,608
Other assets	8,800	6,719	7,183
Total assets	$20,035	$27,170	$28,791

Note 25. Fair Value of Financial Instruments

Fair value estimates are generally subjective in nature, and are made as of a specific point in time based on the characteristics of the financial instruments and relevant market information. Disclosure of fair values is not required for certain items, such as lease financing, equity method investments, obligations for pension and other postretirement plans, premises and equipment, other intangible assets and income tax assets and liabilities. Accordingly, aggregate fair value amounts presented do not purport to represent, and should not be considered representative of, our underlying “market” or franchise value. In addition, because of differences in methodologies and assumptions used to estimate fair values, our fair values should not be compared to those of other financial institutions.

We use the following methods to estimate the fair value of financial instruments:

•	For financial instruments that have quoted market prices, those quotes are used to determine fair value.

•	Financial instruments that have no defined maturity, have a remaining maturity of 180 days or less, or reprice frequently to a market rate are assumed to have a fair value that approximates reported value, after taking into consideration any applicable credit risk.

•	If no market quotes are available, financial instruments are valued by discounting the expected cash flow(s) using an estimated current market interest rate for the financial instrument.

•	For derivative financial instruments, fair value is estimated as the amount at which an asset or liability could be bought or sold in a current transaction between willing parties, other than in a forced liquidation or sale.

State Street Corporation   99

The short maturity of our assets and liabilities results in a significant number of financial instruments for which fair value equals or closely approximates the value reported in our consolidated statement of condition. These financial instruments are reported in the following captions in the consolidated statement of condition: cash and due from banks; interest-bearing deposits with banks; securities purchased under resale agreements; federal funds sold; deposits; securities sold under repurchase agreements; federal funds purchased; and other short-term borrowings. The fair value of trading account assets equals their reported value. In addition, due to the relatively short-term nature of our net loans (excluding leases), substantially all of which are due within one year, we have determined that fair value approximates the reported value. Loan commitments have no reported value because terms are at prevailing market rates.

The reported value and fair value for other captions in the consolidated statement of condition as of December 31 were as follows:

	Reported Value	Fair Value
(Dollars in millions)
2005:
Financial Assets:
Investment securities:
Available for sale	$54,979	$54,979
Held to maturity	4,891	4,815
Net loans (excluding leases)	4,134	4,134
Unrealized gains on derivative financial instruments — trading	2,038	2,038
Unrealized gains on derivative financial instruments — asset and liability management	76	76
Financial Liabilities:
Long-term debt	2,659	2,775
Unrealized losses on derivative financial instruments — trading	2,042	2,042
Unrealized losses on derivative financial instruments — asset and liability management	76	76

2004:
Financial Assets:
Investment securities:
Available for sale	$36,171	$36,171
Held to maturity	1,400	1,389
Net loans (excluding leases)	2,334	2,334
Unrealized gains on derivative financial instruments — trading	3,243	3,243
Unrealized gains on derivative financial instruments — asset and liability management	70	70
Financial Liabilities:
Long-term debt	2,458	2,588
Unrealized losses on derivative financial instruments — trading	3,131	3,131
Unrealized losses on derivative financial instruments — asset and liability management	146	146

100   State Street Corporation

Note 26. Parent Company Financial Statements

STATEMENT OF INCOME
	2005	2004	2003
(Dollars in millions)
Years ended December 31,
Interest on securities purchased under resale agreements	$332	$140	$93
Cash dividends from consolidated bank subsidiary	570	400	145
Cash dividends from consolidated non-bank subsidiaries and unconsolidated affiliates	74	50	52
Other, net	42	28	33
Total revenue	1,018	618	323
Interest on securities sold under repurchase agreements	265	112	75
Other interest expense	131	78	77
Other expenses	6	11	12
Total expenses	402	201	164
Income tax expense (benefit)	33	11	(1)
Income before equity in undistributed income of subsidiaries and affiliates	583	406	160
Equity in undistributed income of subsidiaries and affiliates:
Consolidated bank subsidiary	165	338	541
Consolidated non-bank subsidiaries and unconsolidated affiliates	90	54	21
Net income	$838	$798	$722

State Street Corporation   101

STATEMENT OF CONDITION
	2005	2004
(Dollars in millions)
As of December 31,
Assets:
Interest-bearing deposits with bank subsidiary	$550	$1,130
Securities purchased under resale agreements from:
External parties	8,464	1,901
Consolidated non-bank subsidiary and unconsolidated affiliates	615	333
Investment securities available for sale	91	101
Investments in subsidiaries:
Consolidated bank subsidiary	6,139	6,262
Consolidated non-bank subsidiaries	983	898
Unconsolidated affiliates	164	158
Notes and other receivables from:
Consolidated bank subsidiary	19	50
Consolidated non-bank subsidiaries and affiliates	71	88
Other assets	70	83
Total assets	$17,166	$11,004
Liabilities:
Securities sold under repurchase agreements	$8,624	$2,118
Commercial paper	864	966
Accrued taxes, expenses and other liabilities due to:
Consolidated bank subsidiary	33	109
Consolidated non-bank subsidiaries	7	10
External parties	148	167
Long-term debt	1,123	1,475
Total liabilities	10,799	4,845
Shareholders’ equity	6,367	6,159
Total liabilities and shareholders’ equity	$17,166	$11,004

102   State Street Corporation

STATEMENT OF CASH FLOWS
	2005	2004	2003
(Dollars in millions)
Years ended December 31,
Net Cash Provided by Operating Activities	$512	$412	$167
Investing Activities:
Net decrease (increase) in interest-bearing deposits with bank subsidiary	580	(327)	(286)
Net (increase) decrease in securities purchased under resale agreements	(6,845)	5,154	(1,509)
Purchases of available-for-sale securities	(378)	(43)	(23)
Sales of available-for-sale securities	385	43	–
Investments in consolidated bank subsidiary	–	–	(320)
Investments in non-bank subsidiaries and affiliates	(20)	(75)	(272)
Net decrease in notes receivable from subsidiaries	15	26	56
Other	12	13	12
Net cash (used) provided by investing activities	(6,251)	4,791	(2,342)
Financing Activities:
Net increase (decrease) in short-term borrowings	6,506	(4,914)	1,755
Net decrease in commercial paper	(102)	(15)	(17)
Proceeds from issuance of long-term debt, net of issuance costs	–	–	343
Repayments of long-term debt	(345)	–	(100)
Proceeds from SPACES, net of issuance costs	345	–	257
Purchases of common stock	(664)	(178)	(3)
Proceeds from issuance of treasury stock for stock awards and options exercised	231	113	119
Payments for cash dividends	(232)	(209)	(179)
Net cash provided (used) by financing activities	5,739	(5,203)	2,175
Net change	–	–	–
Cash and due from banks at beginning of year	–	–	–
Cash and due from banks at end of year	$–	$–	$–

State Street Corporation   103

STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES

Distribution of Average Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

The average statements of condition and net interest revenue analysis for the years indicated are presented below.

	2005			2004			2003
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
(Dollars in millions; taxable equivalent)
Years ended December 31,
Assets:
Interest-bearing deposits with non-U.S. banks	$17,186	$527	3.07%	$27,221	$589	2.17%	$22,452	$473	2.11%
Interest-bearing deposits with U.S. banks	74	2	2.60	167	2	.94	86	1	.56
Securities purchased under resale agreements	12,579	403	3.21	13,733	191	1.39	13,152	164	1.25
Federal funds sold	311	9	2.82	359	5	1.29	393	4	1.12
Trading account assets(2)	470	21	4.39	614	14	2.36	819	19	2.37
Investment securities:
U.S. Treasury and federal agencies	24,833	866	3.49	22,314	536	2.40	19,815	409	2.06
State and political subdivisions(2)	1,839	78	4.23	1,945	77	3.93	1,912	86	4.47
Other investments	24,481	873	3.56	11,834	277	2.31	9,377	259	2.70
Commercial and financial loans	3,718	106	2.85	3,433	59	1.72	3,402	61	1.79
Lease financing(2)	2,295	87	3.81	2,256	82	3.61	2,166	114	5.26
Total interest-earning assets(2)	87,786	2,972	3.39	83,876	1,832	2.18	73,574	1,590	2.16
Cash and due from banks	2,598			2,853			1,596
Other assets	9,385			8,413			7,503
Total assets	$99,769			$95,142			$82,673
Liabilities and Shareholders’ Equity:
Interest-bearing deposits:
Time	$2,058	66	3.19	$5,352	72	1.35	$4,731	59	1.22
Savings	934	21	2.28	855	6	.72	1,079	6	.57
Non-U.S.	46,711	1,045	2.24	39,046	434	1.11	29,746	307	1.04
Total interest-bearing deposits	49,703	1,132	2.28	45,253	512	1.13	35,556	372	1.05
Securities sold under repurchase agreements	22,432	613	2.73	22,989	234	1.02	22,724	205	.90
Federal funds purchased	2,306	75	3.23	2,891	41	1.40	2,901	33	1.13
Other short-term borrowings	1,970	65	3.30	1,736	40	2.28	2,031	41	2.03
Long-term debt	2,461	138	5.63	2,319	101	4.36	1,810	78	4.31
Total interest-bearing liabilities	78,872	2,023	2.57	75,188	928	1.23	65,022	729	1.12
Noninterest-bearing deposits:
Special time	6,880			6,697			6,607
Demand	1,243			1,296			717
Non-U.S.(3)	170			53			35
Other liabilities	6,426			5,900			5,090
Shareholders’ equity	6,178			6,008			5,202
Total liabilities and shareholders’ equity	$99,769			$95,142			$82,673
Net interest revenue		$949			$904			$861
Excess of rate earned over rate paid			.82%			.95%			1.04%
Net interest margin(1)			1.08			1.08			1.17

(1)	Net interest margin is taxable-equivalent net interest revenue divided by average interest-earning assets.

(2)	Taxable-equivalent adjusted revenue is a method of presentation in which the tax savings achieved by investing in tax-exempt securities are included in interest income with a corresponding charge to income tax expense. This method provides better comparability between the performance of tax-exempt and taxable securities. The adjustment is computed using a federal income tax rate of 35%, adjusted for applicable state income taxes, net of the related federal-tax benefit. The taxable-equivalent adjustments included in interest revenue above were $42 million, $45 million and $51 million for the years ended December 31, 2005, 2004 and 2003, respectively.

(3)	Non-U.S. noninterest-bearing deposits were $122 million, $71 million and $53 million at December 31, 2005, 2004 and 2003, respectively.

104   State Street Corporation

The table below summarizes changes in taxable-equivalent interest revenue and interest expense due to changes in volume of interest-earning assets and interest-bearing liabilities, and changes in interest rates. Changes attributed to both volumes and rates have been allocated based on the proportion of change in each category.

	2005 Compared to 2004			2004 Compared to 2003
	Change in Volume	Change in Rate	Net (Decrease) Increase	Change in Volume	Change in Rate	Net Increase (Decrease)
(Dollars in millions; taxable equivalent)
Years ended December 31,
Interest Revenue Related to:
Interest-bearing deposits with non-U.S. banks	$(219)	$157	$(62)	$100	$16	$116
Interest-bearing deposits with U.S. banks	–	–	–	1	–	1
Securities purchased under resale agreements	(16)	228	212	7	20	27
Federal funds sold	(1)	5	4	–	1	1
Trading account assets	(3)	10	7	(5)	–	(5)
Investment securities:
U.S. Treasury and federal agencies	60	270	330	51	76	127
State and political subdivisions	(4)	5	1	1	(10)	(9)
Other investments	296	300	596	68	(50)	18
Commercial and financial loans	5	42	47	1	(3)	(2)
Lease financing	1	4	5	5	(37)	(32)
Total interest-earning assets	119	1,021	1,140	229	13	242
Interest Expense Related to:
Deposits:
Time	(44)	38	(6)	6	7	13
Savings	1	14	15	(1)	1	–
Non-U.S.	85	526	611	99	28	127
Securities sold under repurchase agreements	(5)	384	379	2	27	29
Federal funds purchased	(8)	42	34	–	8	8
Other short-term borrowings	5	20	25	(5)	4	(1)
Long-term debt	6	31	37	22	1	23
Total interest-bearing liabilities	40	1,055	1,095	123	76	199
Net interest revenue	$79	$(34)	$45	$106	$(63)	$43

State Street Corporation   105

Quarterly Summarized Financial Information

	2005 Quarters				2004 Quarters
	Fourth	Third	Second	First	Fourth	Third	Second	First
(Dollars and shares in millions, except per share data)
Consolidated Statement of Income:
Total fee revenue	$1,176	$1,135	$1,143	$1,097	$1,029	$961	$1,045	$1,013

Interest revenue	861	773	693	603	532	463	408	384
Interest expense	619	537	476	391	315	250	182	181
Net interest revenue	242	236	217	212	217	213	226	203
Provision for loan losses	–	–	–	–	(18)	–	–	–
Net interest revenue after provision for loan losses	242	236	217	212	235	213	226	203
(Losses) gains on sales of available- for-sale securities, net	(2)	1	1	(1)	7	–	16	3
Gain on sales of divested businesses, net	–	16	–	–	–	–	–	–
Total revenue	1,416	1,388	1,361	1,308	1,271	1,174	1,287	1,219
Total operating expenses	1,039	1,008	1,028	966	992	906	953	908
Income from continuing operations before income taxes	377	380	333	342	279	268	334	311
Income tax expense from continuing operations	128	130	113	116	95	91	114	94
Income from continuing operations	249	250	220	226	184	177	220	217
Net loss from discontinued operations	–	(107)	–	–	–	–	–	–
Net income	$249	$143	$220	$226	$184	$177	$220	$217
Earnings Per Share From Continuing Operations:
Basic	$.75	$.76	$.67	$.68	$.55	$.52	$.66	$.65
Diluted	.74	.75	.66	.67	.55	.52	.65	.63
Loss Per Share From Discontinued Operations:
Basic	$–	$(.33)	$–	$–	$–	$–	$–	$–
Diluted	–	(.32)	–	–	–	–	–	–
Earnings Per Share:
Basic	$.75	$.43	$.67	$.68	$.55	$.52	$.66	$.65
Diluted	.74	.43	.66	.67	.55	.52	.65	.63
Average Shares Outstanding:
Basic	331	329	330	332	333	336	335	335
Diluted	337	334	334	335	337	339	341	342
Dividends per share	$.19	$.18	$.18	$.17	$.17	$.16	$.16	$.15
Stock price:
High	59.80	51.50	51.93	49.25	49.25	50.12	54.39	56.90
Low	48.47	47.20	40.62	42.60	39.91	41.59	45.39	49.00
Close	55.44	48.92	48.25	43.72	49.12	42.71	49.04	52.13

106   State Street Corporation

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES: CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

State Street has established and maintains disclosure controls and other procedures that are designed to ensure that material information relating to State Street and its subsidiaries on a consolidated basis required to be disclosed in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to State Street management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. For the fiscal quarter ended December 31, 2005, State Street carried out an evaluation, under the supervision and with the participation of State Street management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of State Street’s disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that State Street’s disclosure controls and procedures were effective as of December 31, 2005.

State Street has also established and maintains internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In the ordinary course of business, State Street routinely enhances its internal controls and procedures for financial reporting by either upgrading its current systems or implementing new systems. Changes have been made and will be made to State Street’s internal controls and procedures for financial reporting as a result of these efforts. For the fourth fiscal quarter ended December 31, 2005, State Street carried out an evaluation, under the supervision and with the participation of State Street management, including its Chief Executive Officer and Chief Financial Officer, of any change in State Street’s internal control over financial reporting that occurred during the fourth quarter that has materially affected, or is reasonably likely to materially affect, State Street’s internal control over financial reporting. The Chief Executive Officer and Chief Financial Officer have concluded that there was no change in State Street’s internal control over financial reporting identified in connection with the evaluation described in this paragraph that has materially affected, or is reasonably likely to materially affect, State Street’s internal control over financial reporting.

INTERNAL CONTROL OVER FINANCIAL REPORTING

Management’s Report on Internal Control Over Financial Reporting

The management of State Street is responsible for the preparation and fair presentation of the financial statements and other financial information contained in this Form 10-K. Management is also responsible for establishing and maintaining adequate internal control over financial reporting. Management has designed business processes and internal controls and has also established and is responsible for maintaining a business culture that fosters financial integrity and accurate reporting. To these ends, management maintains a comprehensive system of internal controls intended to provide reasonable assurances regarding the reliability of financial reporting and the preparation of the consolidated financial statements of State Street in accordance with generally accepted accounting principles. State Street’s accounting policies and internal controls over financial reporting, established and maintained by management, are under the general oversight of State Street’s Board of Directors, including State Street’s Examining and Audit Committee.

Management has made a comprehensive review, evaluation, and assessment of State Street’s internal control over financial reporting as of December 31, 2005. The standard measures adopted by management in making its evaluation are the measures in the Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework).

State Street Corporation   107

Based upon its review and evaluation, management has concluded that State Street’s internal control over financial reporting is effective at December 31, 2005, and that there were no material weaknesses in State Street’s internal control over financial reporting as of that date.

Ernst & Young LLP, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Form 10-K, has issued its written attestation report on management’s assessment of State Street’s internal control over financial reporting which follows this report.

108   State Street Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

THE SHAREHOLDERS AND BOARD OF DIRECTORS
STATE STREET CORPORATION

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that State Street Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). State Street Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that State Street Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, State Street Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of condition of State Street Corporation as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of State Street Corporation and our report dated February 17, 2006 expressed an unqualified opinion thereon.

Boston, Massachusetts
February 17, 2006

State Street Corporation   109

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning our directors will appear in our Proxy Statement for the 2006 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2006, under the caption “Election of Directors.” Such information is incorporated herein by reference.

Information concerning our executive officers appears under the caption “Executive Officers of the Registrant” in Item 4A of this Form 10-K.

Information concerning our Examining and Audit Committee will appear in our Proxy Statement for the 2006 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2006, under the caption “Corporate Governance at State Street — Committees of the Board of Directors.” Such information is incorporated herein by reference.

Information concerning compliance with Section 16(a) of the Securities Exchange Act will appear in our Proxy Statement for the 2006 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2006, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.” Such information is incorporated herein by reference.

Our Board has adopted a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, Corporate Controller and other financial officers. That Code of Ethics for Financial Officers has been posted on our Internet website at www.statestreet.com. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of its Code of Ethics for Financial Officers and that relates to a substantive amendment or material departure from a provision of the Code by posting such information on our Internet website at www.statestreet.com. We also intend to satisfy the disclosure requirements of the NYSE listing standards regarding waivers of the Standard of Conduct for Directors, and waivers for executive officers of the Standard of Conduct at State Street, by posting such information on our Internet website at www.statestreet.com.

ITEM 11. EXECUTIVE COMPENSATION

Information in response to this item will appear in our Proxy Statement for the 2006 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2006, under the captions “Executive Compensation,” “Compensation of Directors,” “Retirement Benefits,” “Committees of the Board of Directors — Executive Compensation Committee,” “Report of the Executive Compensation Committee,” and “Shareholder Return Performance Presentation.” Such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management will appear in our Proxy Statement for the 2006 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2006, under the caption “Beneficial Ownership of Shares.” Such information is incorporated herein by reference.

Information concerning related shareholder matters will appear in our Proxy Statement for the 2006 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2006, under the caption “Equity Plan Compensation Information.” Such information is incorporated herein by reference.

110   State Street Corporation

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions will appear in our Proxy Statement for the 2006 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2006, under the caption “Related Transactions.” Such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services will appear in our Proxy Statement for the 2006 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2006, under the caption “Relationship with Independent Registered Public Accounting Firm.” Such information is incorporated herein by reference.

State Street Corporation   111

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)(1) FINANCIAL STATEMENTS

The following consolidated financial statements of State Street are included in Item 8 hereof:

Report of Independent Registered Public Accounting Firm

Consolidated Statement of Income — Years ended December 31, 2005, 2004 and 2003

Consolidated Statement of Condition — As of December 31, 2005 and 2004

Consolidated Statement of Changes in Shareholders’ Equity — Years ended December 31, 2005, 2004 and 2003

Consolidated Statement of Cash Flows — Years ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

(A)(2) FINANCIAL STATEMENT SCHEDULES

Certain schedules to the consolidated financial statements have been omitted if they were not required by Article 9 of Regulation S-X or if, under the related instructions, they were inapplicable, or the information was contained elsewhere herein.

(A)(3) EXHIBITS

A list of the exhibits filed or incorporated herein by reference is as follows:

2.1
Sale and Purchase Agreement between Deutsche Bank AG and State Street Corporation dated as of November 5, 2002, as amended by Amendment No. 1 thereto dated January 31, 2003, and by Amendment No. 2 thereto dated as of January 31, 2003 (filed as Exhibit 99.2 to Registrant’s Current Report on Form 8-K dated January 31, 2003, and incorporated herein by reference)

3.1	Restated Articles of Organization, as amended (filed as Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference)
3.2	By-laws, as amended (filed as Exhibit 3.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)
4.1
The description of the Registrant’s Common Stock is included in the Registrant’s Registration Statement on Forms 8-A, as filed on January 18, 1995 and March 7, 1995, as supplemented by the description of the Registrant’s Preferred Stock Purchase Rights attached to the Common Stock included in the Registrant’s Registration Statement on Forms 8-A (filed on January 18, 1995 and March 7, 1995 and as updated by Form 8-A/A filed on July 7, 1998, and incorporated herein by reference)

4.2
Amended and Restated Rights Agreement dated as of June 18, 1998 between Registrant and Bank Boston N.A., as Rights Agent (filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated June 18, 1998 and incorporated herein by reference)

4.3	Certificate of Designation, Preference and Rights (filed as Exhibit 3.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference)
4.4
Indenture dated as of May 1, 1983 between Registrant and Morgan Guaranty Trust Company of New York, Trustee, relating to Registrant’s 7-3/4% Convertible Subordinated Debentures due 2008 (filed as Exhibit 4 to Registrant’s Registration Statement on Form S-3 (Commission File No. 2-83251) and incorporated herein by reference)

112   State Street Corporation

4.5
Indenture dated as of August 2, 1993 between Registrant and The First National Bank of Boston, as trustee relating to Registrant’s long-term notes (filed as Exhibit 4 to Registrant’s Current Report on Form 8-K dated October 8, 1993 and incorporated herein by reference)

4.6
Instrument of Resignation, Appointment, and Acceptance, dated as of February 14, 1996 among Registrant, The First National Bank of Boston (resigning trustee) and Fleet National Bank of Massachusetts (successor trustee) (filed as Exhibit 4.6 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference)

4.7
Instrument of Resignation, Appointment and Acceptance dated as of June 26, 1997 among the Registrant, Fleet National Bank (resigning trustee) and First Trust National Association (now known as U.S. Bank National Association) (successor trustee) (filed as Exhibit 4.13 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

4.8
Junior Subordinated Indenture dated as of December 15, 1996 between Registrant and Bank One Trust Company, N.A. (as successor in interest to The First National Bank of Chicago), as trustee (filed as Exhibit 1 to Registrant’s Current Report on Form 8-K dated February 27, 1997 and incorporated herein by reference)

4.9
First Supplemental Indenture dated as of January 21, 2003 to the Junior Subordinated Indenture as of December 15, 1996 between Registrant and Bank One Trust Company, N.A., as trustee (filed as Exhibit 4.27 to Registrant’s Current Report on Form 8-K dated January 21, 2003 and incorporated herein by reference)

4.10
Amended and Restated Trust Agreement dated as of December 15, 1996 relating to State Street Institutional Capital A (filed as Exhibit 2 to Registrant’s Current Report on Form 8-K dated February 27, 1997 and incorporated herein by reference)

4.11
Capital Securities Guarantee Agreement dated as of December 15, 1996 between Registrant and Bank One Trust Company, N.A. (as successor in interest to The First National Bank of Chicago) (filed as Exhibit 3 to Registrant’s Current Report on Form 8-K dated February 27, 1997 and incorporated herein by reference)

4.12
Amended and Restated Trust Agreement, dated March 11, 1997 relating to State Street Institutional Capital B (filed as Exhibit 2 to Registrant’s Current Report on Form 8-K dated April 17, 1997 and incorporated herein by reference)

4.13
Capital Securities Guarantee Agreement dated March 11, 1997 between Registrant and Bank One Trust Company, N.A. (as successor in interest to The First National Bank of Chicago) (filed as Exhibit 3 to Registrant’s Current Report on Form 8-K dated April 17, 1997 and incorporated herein by reference)

4.14
Indenture dated as of June 15, 2000 between Registrant and Bank One Trust Company, N.A., as trustee (filed as Exhibit 4.26 to Post-Effective Amendment No. 1 to Registrant’s Registration Statement on Form S-3 filed on June 20, 2000, Commission File No. 333-34516, and incorporated herein by reference)

4.15
Certificate of Trust of State Street Capital Trust II, as filed with the Delaware Secretary of State on March 25, 1998 (filed as Exhibit 4.18 to Registrant’s Registration Statement on Form S-3 filed on April 1, 1998, Commission File No. 333-49143, and incorporated herein by reference)

4.16
Certificate of Trust of State Street Capital Trust III, as filed with the Delaware Secretary of State on March 25, 1998 (filed as Exhibit 4.19 to Registrant’s Registration Statement on Form S-3 filed on April 1, 1998, Commission File No. 333-49143, and incorporated herein by reference)

4.17
Certificate of Trust of State Street Capital Trust IV, as filed with the Delaware Secretary of State on March 31, 2000 (filed as Exhibit 4.19 to Registrant’s Registration Statement on Form S-3 filed on April 11, 2000, Commission File No. 333-34516, and incorporated herein by reference)

State Street Corporation   113

4.18
Declaration of Trust of State Street Capital Trust II among Registrant, as Depositor, Bank One Trust Company, N.A. (as successor in interest to The First National Bank of Chicago), as Property Trustee, Bank One Delaware, Inc., as Delaware Trustee, and the Administrative Trustees named therein (filed as Exhibit 4.21 to Registrant’s Registration Statement on Form S-3 filed on April 1, 1998, Commission File No. 333-49143, and incorporated herein by reference)

4.19
Declaration of Trust of State Street Capital Trust III among Registrant, as Depositor, Bank One Trust Company, N.A. (as successor in interest to The First National Bank of Chicago), as Property Trustee, Bank One Delaware, Inc., as Delaware Trustee, and the Administrative Trustees named therein (filed as Exhibit 4.22 to Registrant’s Registration Statement on Form S-3 filed on April 1, 1998, Commission File No. 333-49143, and incorporated herein by reference)

4.20
Declaration of Trust of State Street Capital Trust IV among Registrant, as Depositor, Bank One Trust Company, N.A., as Property Trustee, Bank One Delaware, Inc., as Delaware Trustee, and the Administrative Trustees named therein (filed as Exhibit 4.22 to Registrant’s Registration Statement on Form S-3 filed on April 11, 2000, Commission File No. 333-34516, and incorporated herein by reference)

4.21
Form of Amended and Restated Trust Agreement for each of State Street Capital Trust II, State Street Capital Trust III, and State Street Capital Trust IV among Registrant, as Depositor, Bank One Trust Company, N.A. (where applicable, as successor in interest to The First National Bank of Chicago), as Property Trustee, Bank One Delaware, Inc., as Delaware Trustee, and the Administrative Trustees named therein (filed as Exhibit 4.23 to Registrant’s Registration Statement on Form S-3 filed on April 11, 2000, Commission File No. 333-34516, and incorporated herein by reference)

4.22
Form of Guarantee Agreement for each of State Street Capital Trust II, State Street Capital Trust III and State Street Capital Trust IV between Registrant, as guarantor, and Bank One Trust Company, N.A. (where applicable, as successor in interest to The First National Bank of Chicago), as trustee (filed as Exhibit 4.25 to Registrant’s Registration Statement on Form S-3 filed on April 11, 2000, Commission File No. 333-34516, and incorporated herein by reference)

(Note: Registrant agrees to furnish to the Securities and Exchange Commission upon request a copy of any other instrument with respect to long-term debt of the Registrant and its subsidiaries. Such other instruments are not filed herewith since no such instrument relates to outstanding debt in an amount greater than 10% of the total assets of Registrant and its subsidiaries on a consolidated basis)

10.1†
Registrant’s Supplemental Executive Retirement Plan, together with individual benefit agreements (filed as Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference)

10.1A†
Amendment No. 1 dated as of October 19, 1995, to Registrant’s Supplemental Executive Retirement Plan (filed as Exhibit 10.6A to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference)

10.2†	Registrant’s 1994 Stock Option and Performance Unit Plan (filed as Exhibit 10.17 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference)
10.2A†
Amendment No. 1 dated as of October 19, 1995 to Registrant’s 1994 Stock Option and Performance Unit Plan (filed as Exhibit 10.13A to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference)

10.2B†
Amendment No. 2 dated as of June 20, 1996 to Registrant’s 1994 Stock Option and Performance Unit Plan (filed as Exhibit 10.7B to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference)

114   State Street Corporation

10.2C†
Amendment No. 3 dated as of June 28, 2000 to Registrant’s 1994 Stock Option and Performance Unit Plan, as amended (filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference)

10.3†
Registrant’s Amended and Restated Supplemental Defined Benefit Pension Plan for Senior Executive Officers (filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 3, 2004 and incorporated herein by reference)

10.3A†	Schedule B to Amended and Restated Supplemental Defined Benefit Pension Plan for Senior Executive Officers as applicable to J. Hooley
10.4†	State Street Global Advisors Incentive Plan for 1996 (filed as Exhibit 10.19 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference)
10.5†
Forms of Employment Agreement with Officers (Levels 1, 2, and 3) approved by the Board of Directors on September 1995 (filed as Exhibit 10.20 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference)

10.6†	State Street Global Advisors Equity Compensation Plan (filed as Exhibit 10 to Registrant’s Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference)
10.7†	Registrant’s Senior Executive Annual Incentive Plan (filed as Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference)
10.8†
Registrant’s Executive Compensation Trust Agreement dated December 6, 1996 (Rabbi Trust) (filed as Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)

10.9†	Registrant’s 1997 Equity Incentive Plan (filed as Exhibit 10.22 to Registrant’s Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference)
10.9A†	Amendment No. 2 to Registrant’s 1997 Equity Incentive Plan (filed as Exhibit 10.17 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)
10.9B†
Amendment No. 3 dated as of April 24, 2000 to Registrant’s 1997 Equity Incentive Plan, as amended (filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference)

10.9C†
Amendment No. 4 dated as of June 28, 2000 to Registrant’s 1997 Equity Incentive Plan, as amended (filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference)

10.9D†
Amendment No. 5 dated as of December 20, 2001 to Registrant’s 1997 Equity Incentive Plan, as amended (filed as Exhibit 12D to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference)

10.9E†
Form of Performance Award agreement under the 1997 Equity Incentive Plan (filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference)

10.9F†
Form of Performance Award deferral election agreement under the 1997 Equity Incentive Plan (filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference)

10.9G†
Form of Non-Qualified Stock Option Award agreement under the 1997 Equity Incentive Plan (filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference)

State Street Corporation   115

10.9H†
Form of Incentive Stock Option Award agreement under the 1997 Equity Incentive Plan (filed as Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference)

10.9I†
Form of Restrictive Stock Award agreement under the 1997 Equity Incentive Plan (filed as Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference)

10.9J†
Form of Deferred Stock Award Agreement under the 1997 Equity Incentive Plan (filed as Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference)

10.9K†
Form of Performance-Based Equity Award to SSgA employees under the 1997 Equity Incentive Plan (filed as Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference)

10.9L†
Form of Deferred Stock Award to Non-Employee Directors under the 1997 Equity Incentive Plan (filed as Exhibit 10.12L to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)

10.10†
Description of compensation arrangements for non-employee directors (filed as Exhibit 10.13G to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)

10.11†
Amended and Restated Deferred Compensation Plan for Directors of State Street Corporation (filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference)

10.12†
Amended and Restated Deferred Compensation Plan for Directors of State Street Bank and Trust Company (filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference)

10.13†	Registrant’s 401(k) Restoration and Voluntary Deferral Plan (filed as Exhibit 10 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference)
10.14†
Registrant’s Savings-Related Stock Plan for United Kingdom employees (filed as Exhibit 99.1 to Registrant’s Registration Statement on Form S-8 filed on September 23, 2002, Commission File No. 333-100001, and incorporated herein by reference)

10.15†	Memorandum of Agreement with Nicholas A. Lopardo (filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference)
10.16†
Memorandum of agreement of employment of Edward J. Resch, accepted October 16, 2002 (filed as Exhibit 10.23 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

10.17†
Memorandum of Agreement with Maureen Scannell Bateman supplemental to an Executive Voluntary Separation election (filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference)

10.18†	Retirement Agreement with David A. Spina (filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference)
11.1	Computation of Earnings per Share (information appears in Note 22 of the “Notes to Consolidated Financial Statements” included under Part II, Item 8.
12.1	Statement of ratios of earnings to fixed charges
21.1	Subsidiaries of State Street Corporation
23.1	Consent of Independent Registered Public Accounting Firm

116   State Street Corporation

31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certifications
†	Denotes management contract or compensatory plan or arrangement

State Street Corporation   117

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, on February 16, 2006, thereunto duly authorized.

STATE STREET CORPORATION

By	/s/ EDWARD J. RESCH EDWARD J. RESCH, Executive Vice President and Chief Financial Officer

By	/s/ PAMELA D. GORMLEY PAMELA D. GORMLEY, Executive Vice President and Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 16, 2006 by the following persons on behalf of the registrant and in the capacities indicated.

OFFICERS:

/s/ RONALD E. LOGUE RONALD E. LOGUE, Chairman and Chief Executive Officer; Director	/s/ EDWARD J. RESCH EDWARD J. RESCH, Executive Vice President and Chief Financial Officer

/s/ PAMELA D. GORMLEY PAMELA D. GORMLEY, Executive Vice President and Corporate Controller
DIRECTORS:
/s/ TENLEY E. ALBRIGHT TENLEY E. ALBRIGHT, M.D.	/s/ KENNETT F. BURNES KENNETT F. BURNES

/s/ TRUMAN S. CASNER TRUMAN S. CASNER	/s/ NADER F. DAREHSHORI NADER F. DAREHSHORI

/s/ ARTHUR L. GOLDSTEIN ARTHUR L. GOLDSTEIN	/s/ DAVID P. GRUBER DAVID P. GRUBER

/s/ LINDA A. HILL LINDA A. HILL	/s/ CHARLES R. LAMANTIA CHARLES R. LAMANTIA

/s/ RONALD E. LOGUE RONALD E. LOGUE	/s/ RICHARD P. SERGEL RICHARD P. SERGEL

/s/ RONALD L. SKATES RONALD L. SKATES	/s/ GREGORY L. SUMME GREGORY L. SUMME

/s/ DIANA CHAPMAN WALSH DIANA CHAPMAN WALSH	/s/ ROBERT E. WEISSMAN ROBERT E. WEISSMAN

118   State Street Corporation

EXHIBIT INDEX

(filed herewith)

10.3A	Schedule B to Amended and Restated Supplemental Defined Benefit Pension Plan for Senior Executive Officers as applicable to J. Hooley
12.1	Statement of ratios of earnings to fixed charges
21.1	Subsidiaries of State Street Corporation
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certifications

State Street Corporation   119