Form 10-Q
period 2006-03-31
STATE STREET CORP
filed 2006-05-05
CIK 93751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange.

Large accelerated filer  ☒         Accelerated filer  ☐         Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The number of shares of the Registrant’s Common Stock outstanding on April 30, 2006 was 332,347,289.

STATE STREET CORPORATION

FINANCIAL INFORMATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

State Street Corporation is a financial holding company headquartered in Boston, Massachusetts and through its subsidiaries, provides a full range of products and services for institutional investors worldwide. Unless otherwise indicated or unless the context requires otherwise, all references in this Discussion and Analysis to “State Street,” “we,” “us,” “our” or similar terms mean State Street Corporation and its subsidiaries on a consolidated basis. As of March 31, 2006, we had total assets of $104.16 billion, total deposits of $61.80 billion, total shareholders’ equity of $6.41 billion and 21,375 employees.

This Discussion and Analysis is part of our Quarterly Report on Form 10-Q to the Securities and Exchange Commission, or “SEC,” and updates our Annual Report on Form 10-K for the year ended December 31, 2005, which we previously filed with the SEC. You should read this information in conjunction with the financial information contained in the 10-K. Certain previously reported amounts presented in this Discussion and Analysis have been reclassified to conform to current period classifications.

We report two lines of business: Investment Servicing and Investment Management. Investment Servicing provides services for mutual funds and collective investment funds, corporate and public retirement plans, insurance companies, foundations, endowments, and other investment pools worldwide. Investment Management offers a broad array of services for managing financial assets, including investment management and investment research services, primarily for institutional investors worldwide. Information about products and services provided by these lines of business is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in Note 23 to the Consolidated Financial Statements, in our 2005 10-K. Financial information about these business lines is provided in the “Line of Business Information” section of this Discussion and Analysis.

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States, or “GAAP.”  The preparation of financial statements requires management to make judgments in the application of certain of its accounting policies that involve significant estimates and assumptions about the effect of matters that are inherently uncertain. Accounting policies considered relatively more significant in this respect are accounting for lease financing, accounting for goodwill, accounting for income taxes and accounting for pension costs. Additional information about these accounting policies is included in the “Significant Accounting Estimates” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2005 10-K. There were no significant changes to these accounting policies during the first quarter of 2006.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

SUMMARY FINANCIAL INFORMATION

	Three Months Ended March 31,
(Dollars in millions, except per share data or where otherwise indicated)	2006	2005	% Change
Revenue:
Fee revenue	$1,260	$1,097	15
Net interest revenue after provision for loan losses	266	212	25
Losses on sales of available-for-sale investment securities, net	(3)	(1)
Total revenue	1,523	1,308	16
Total operating expenses	1,096	966	13
Income from continuing operations before income tax expense	427	342	25
Income tax expense from continuing operations	145	116
Income from continuing operations	282	226	25
Income from discontinued operations	10	—
Net income	$292	$226
Per Common Share:
Income from continuing operations:
Basic	$.85	$.68	25
Diluted	.84	.67	25
Net income:
Basic	.88	.68
Diluted	.87	.67
Cash dividends declared	.19	.17
Closing price of common stock	60.43	43.72
Ratios:
From continuing operations:
Return on shareholders’ equity	17.6%	15.0%
Return on average assets	1.10	.94
From net income:
Return on shareholders’ equity	18.3	15.0
Return on average assets	1.14	.94

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

	As of
(Dollars in millions, unless otherwise indicated)	March 31, 2006	December 31, 2005
At Quarter End:
Investment securities	$59,970	$59,870
Total assets	104,156	97,968
Total deposits	61,799	59,646
Long-term debt	2,617	2,659
Total shareholders’ equity	6,413	6,367
Assets under custody (in billions)	$10,737	$10,121
Assets under management (in billions)	1,538	1,441
Number of employees	21,375	20,965
Ratios:
Average shareholders’ equity to average assets	6.2%	6.2%
Tier 1 risk-based capital	10.9	11.7
Total risk-based capital	13.0	14.0
Tier 1 leverage	5.5	5.6
Tangible common equity to adjusted total assets	4.5	4.8

OVERVIEW

Comparing the first quarter of 2006 with the first quarter of 2005, our total revenue grew 16%, our expenses were up 13%, and earnings per share from continuing operations grew 25%. We achieved positive operating leverage, which we define as the excess of the growth rate of total revenue over the growth rate of total operating expenses, of 3%.

Net income for the first quarter of 2006 included income from discontinued operations of $10 million (income of $16 million reduced by related tax expense of $6 million), or $.03 per share. The income related to finalizing costs associated with our plan to divest our ownership interest in Bel Air Investment Advisors, or “Bel Air.” Additional information concerning the Bel Air divestiture is in Note 2 to the Consolidated Financial Statements in this Form 10-Q. Including income from discontinued operations, net income for the first quarter of 2006 was $292 million, or $.87 per diluted share.

In our 2005 10-K, we reaffirmed our financial goals for State Street for 2006. These financial goals are: (1) annual growth in operating-basis earnings per share from continuing operations of 10% to 15%; (2) annual growth in operating-basis revenue of 8% to 12%; and (3) annual operating-basis return on shareholders’ equity from continuing operations of 14% to 17%. These goals are measured on an operating basis. Operating-basis results, as defined by management, include taxable-equivalent basis net interest revenue with a corresponding charge to income tax expense. We measure our financial goals and related results on an operating basis to provide financial information that is comparable from period to period, and to present comparable financial trends with respect to our ongoing businesses and operations. We believe that this financial information facilitates the understanding and analysis of State Street’s ongoing activities in addition to financial information prepared in accordance with GAAP.

For the first quarter of 2006, we exceeded the above-stated ranges. If the current strength in revenue growth continues, we may be above the middle of the above-stated ranges for the full year; however, the interest-rate environment, seasonality in our business, particularly as it has historically affected

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

market-driven revenue, and managing expense growth will continue to present challenges for the remainder of 2006. Information about risks and uncertainties that could cause our actual results to differ materially from our financial goals is included in Item 1A of our 2005 10-K.

RESULTS OF OPERATIONS

Revenue

Comparing the first quarter of 2006 to that of 2005, total revenue increased $215 million, or 16%. Fee revenue growth in the 2006 period was strong across all business units. Servicing and management fees reflected new business from existing and new clients and stronger equity markets. Trading services revenue reflected higher foreign exchange trading volumes and higher U.S. brokerage transition management business. Securities finance revenue increased due to higher volumes. Net interest revenue was up in the first quarter of 2006 compared with a year earlier, reflecting the impact of our continuing balance sheet repositioning, more favorable deposit pricing, particularly non-U.S. deposits, and higher balance sheet volumes.

Fee Revenue

Servicing and management fees are a function of several factors, including the mix and volume of assets under custody and assets under management, securities positions held and the volume of portfolio transactions, as well as the types of products and services used by customers, and are affected by changes in worldwide equity and fixed income valuations. In general, servicing fees are impacted, in part, by changes in daily average valuations of assets under custody, while management fees are impacted by changes in month-end valuations of assets under management. However, additional factors, such as transaction volumes, balance credits, customer minimum balances and other factors, may have a significant impact on this revenue. Management fee revenue is more sensitive to market valuations than servicing fee revenue. However, performance fees have become a larger component of management fee revenue over the last year. Performance fees are generated when the performance of managed funds exceeds peer or equity market benchmarks specified in the management agreements.

We estimate, assuming all other factors remain constant, that a 10% increase or decrease in worldwide equity values would result in a corresponding change in our total revenue of approximately 2%. If fixed income security values were to increase or decrease by 10%, we would anticipate a corresponding change of approximately 1% in our total revenue.

Our market-driven revenue benefited during the first quarter of 2006 from strong capital markets, as well as favorable customer activity. Total fee revenue consisted of the following for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
(Dollars in millions)	2006	2005	% Change
Servicing fees	$657	$599	10
Management fees	220	177	24
Trading services	230	167	38
Securities finance	81	70	16
Processing fees and other	72	84	(14)
Total fee revenue	$1,260	$1,097	15

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Servicing fees are derived from custody, product- and participant-level accounting, daily pricing and administration; recordkeeping; investment manager and hedge fund manager operations outsourcing; master trust and master custody; and performance, risk and compliance analytics. Servicing fees for the first quarter of 2006 were up 10% from the first quarter of 2005, driven primarily by increases in net new business, as well as the impact of improved equity markets and higher transaction volumes.

Total assets under custody were $10.74 trillion at March 31, 2006, up 6% from $10.12 trillion at December 31, 2005, and up 13% compared with $9.52 trillion at March 31, 2005. The daily average values for the S&P 500 Index were up 8%, and for the MSCI® EAFE Index were up 17%, for the first quarter of 2006 compared with the prior year.

ASSETS UNDER CUSTODY	March 31,	December 31,
(Dollars in billions)	2006	2005
Customers in the U.S.:
Mutual funds	$4,179	$3,891
Pensions, insurance and other investment pools	4,329	4,136
Customers outside the U.S.	2,229	2,094
Total	$10,737	$10,121
Financial instrument mix:
Equities	$5,321	$4,814
Fixed income	3,809	3,797
Short-term and other investments	1,607	1,510
Total	$10,737	$10,121

Investment management fees, generated by State Street Global Advisors, were up 24% from a year earlier. This increase reflected increased net new business, improved average month-end equity valuations and higher performance fees from a year earlier. Total assets under management were $1.54 trillion at March 31, 2006, up from $1.44 trillion at December 31, 2005 and $1.37 trillion at March 31, 2005, reflecting higher equity market valuations and new business.

ASSETS UNDER MANAGEMENT	March 31,	December 31,
(Dollars in billions)	2006	2005
Equities:
Passive	$609	$602
Active	174	172
Employer securities	78	76
Fixed income	164	155
Money market	513	436
Total	$1,538	$1,441

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The following table presents a roll-forward of assets under management for the twelve months ended March 31, 2006.

Assets Under Management
(Dollars in billions)
March 31, 2005	$1,374
Net new business	(5)
Market appreciation	72
December 31, 2005	1,441
Net new business	34
Market appreciation	63
March 31, 2006	$1,538

Trading services revenue, which includes foreign exchange trading and brokerage revenue and certain other trading fees, was up 38% in the first quarter of 2006 compared to the same period in 2005. Foreign exchange trading revenue increased $56 million, or 51%, reflecting a favorable change in the mix of transactions serviced and a nominal increase in volumes, slightly offset by a decline in customer-weighted currency volatilities. Brokerage and other trading fees increased $7 million, or 12%, from a year earlier, primarily due to increases in the U.S. transition management and commission recapture business and non-U.S. equity sales.

Securities finance revenue for the first quarter of 2006 was up 16% compared to the first quarter of 2005, driven by a 15% increase in the average volume of securities lent.

Processing fees and other revenue was $72 million in the first quarter of 2006 compared to $84 million a year earlier, reflecting a decline in fees from Deutsche Bank, as deposits of GSS clients were converted to our systems, and lower income from other types of investments, none of which were individually material.

Net Interest Revenue

	Three Months Ended March 31,
(Dollars in millions)	2006	2005	% Change
Interest revenue	$961	$603	59
Interest expense	695	391	78
Net interest revenue	266	212	25
Provision for loan losses	—	—
Net interest revenue after provision for loan losses	$266	$212	25
Net interest revenue, taxable-equivalent basis(1)	$277	$223	24

(1)                Taxable-equivalent adjustment was computed using a federal income tax rate of 35%, adjusted for applicable state income taxes, net of the related federal-tax benefit. Taxable-equivalent adjustments included in interest revenue above were $11 million for the first quarters of both 2006 and 2005.

Net interest revenue for the first quarter of 2006 was up $54 million, or 25%, from the first quarter of 2005. Higher revenue was principally due to increases in the size our balance sheet, the impact of previous investment securities portfolio repositioning and more favorable deposit pricing, particularly non-U.S.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

deposits. Our repositioning of the portfolio resulted in investments in higher yielding securities. At March 31, 2006, our investment securities portfolio included a higher percentage of collateralized mortgage obligations and floating-rate, asset-backed securities compared to a year earlier, and a lower percentage of U.S. Treasuries and direct obligations of federal agencies. The shift in the portfolio was designed to better position State Street in a rising short-term interest-rate environment without significantly increasing credit risk, as we continued to invest conservatively in AA and AAA rated securities. AA and AAA rated securities comprised approximately 94% of our investment securities portfolio at March 31, 2006.

	Three Months Ended March 31,
	2006		2005
(Dollars in millions)	Average Balance	Rate(1)	Average Balance	Rate(1)
Interest-earning assets	$91,136	4.33%	$86,551	2.87%
Interest-bearing liabilities	82,264	3.43	76,896	2.06
Excess of rate earned over rate paid		.90%		.81%
Net interest margin		1.23%		1.04%

(1)                Taxable-equivalent basis

For the remainder of 2006, several factors could affect our net interest revenue and margin, including actions by the Federal Reserve to manage interest rates; the slope of the yield curve; tighter interest-rate spreads on the reinvestment of proceeds from maturities of investment securities; and our maintenance of the high credit quality of the investment securities portfolio.

Gain on Sales of Available-for-Sale Securities

We realized a net loss of $3 million on sales of available-for-sale securities in the first quarter of 2006, compared with a net loss of $1 million in the first quarter of the prior year.

Operating Expenses

	Three Months Ended March 31,
(Dollars in millions)	2006	2005	% Change
Salaries and employee benefits	$635	$524	21
Information systems and communications	132	126	5
Transaction processing services	120	108	11
Occupancy	93	92	1
Other	116	116	—
Total operating expenses	$1,096	$966	13
Number of employees at quarter-end	21,375	19,860

Salaries and employee benefits expense was up 21% for the first quarter of 2006 compared to the same period in 2005, reflecting an increase in headcount and related benefit costs to service new business won last year, as well as increased incentive compensation due to improved performance. The headcount increase included the addition of 170 staff from the previously announced acquisition of UniverseSoft Technology Company in Hangzhou, China.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Information systems and communications expense for the first quarter of 2006 increased 5% compared to the first quarter of 2005, due to costs associated with global infrastructure expenses. Transaction processing expense increased 11% for the first quarter of 2006 compared to a year earlier, due to higher volumes in our Investment Servicing business.

Income Taxes

We recorded income tax expense from continuing operations of $145 million for the first quarter of 2006, up from $116 million for the first quarter of 2005, as a result of increased pre-tax earnings. The effective tax rate for continuing operations for the first quarters of 2006 and 2005 was 34.0%. During the first quarter of 2006, we recorded additional tax expense of $6 million related to the $16 million of income from discontinued operations.

During 2005, the Financial Accounting Standards Board, or “FASB,” issued a proposed FASB Staff Position, or “FSP,” for comment addressing accounting for changes in the expected timing of tax-related cash flows of leveraged leases. The proposed FSP, in its current form, would require companies to record the impact of adoption of the FSP as the cumulative effect of a change in accounting principle. Depending on the final provisions of the proposed FSP, we may be required to record a material cumulative adjustment, which would be recorded as the cumulative effect of a change in accounting principle, related to our leveraged leasing portfolio. Future income would be expected to increase over the remaining terms of the leases by an amount approximately equal to the adjustment.

The proposed date of adoption, as it would apply to State Street, is January 1, 2007; a final FSP is expected to be issued during the second quarter of 2006. For additional information about this matter and other proposed new accounting guidance, refer to Note 5 to the Consolidated Financial Statements in this Form 10-Q.

Line of Business Information

We report two lines of business: Investment Servicing and Investment Management. Given State Street’s services and management organization, the results of operations for these lines of business are not necessarily comparable with those of other companies, including companies in the financial services industry. Additional information about our lines of business is included in Note 23 to the Consolidated Financial Statements in our 2005 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The following is a summary of line of business results from continuing operations. These results exclude the income from discontinued operations related to our plan to divest our investment interest in Bel Air described in the “Overview” section of this Discussion and Analysis.

	For the Three Months Ended March 31,
	Investment Servicing		Investment Management		Total
(Dollars in millions, except where otherwise noted)	2006	2005	2006	2005	2006	2005
Fee Revenue:
Servicing fees	$657	$599			$657	$599
Management fees	—	—	$220	$177	220	177
Trading services	230	167	—	—	230	167
Securities finance	61	54	20	16	81	70
Processing fees and other	55	63	17	21	72	84
Total fee revenue	1,003	883	257	214	1,260	1,097
Net interest revenue after provision for loan losses	239	194	27	18	266	212
Loss on sales of available-for-sale investment securities, net	(3)	(1)	—	—	(3)	(1)
Total revenue	1,239	1,076	284	232	1,523	1,308
Operating expenses	910	803	186	163	1,096	966
Income from continuing operations before income taxes	$329	$273	$98	$69	$427	$342
Pre-tax margin	27%	25%	35%	30%
Average assets (in billions)	$100.9	$94.7	$2.9	$2.9	$103.8	$97.6

Investment Servicing

Total revenue for the three months ended March 31, 2006 increased $163 million, or 15%, compared to the same period in 2005. Fee revenue for the three months ended March 31, 2006 increased $120 million, or 14%, compared to the 2005 period, with the increases attributable to growth in servicing fees, trading services revenue and securities finance revenue, partly offset by a decline in processing fees and other revenue. Servicing fees and trading services revenue for Investment Servicing comprise the consolidated amounts for State Street, and securities finance revenue and processing fees and other revenue comprise over 75% of these types of revenue reflected in the consolidated results. Refer to the “Results of Operations—Fee Revenue” section of this Discussion and Analysis for additional information.

Net interest revenue after provision for loan losses for the three months ended March 31, 2006 increased $45 million, or 23%, compared to 2005. The increase was driven by shifts in the mix of investments and more favorable deposit pricing, particularly non-U.S. deposits, along with a modest increase in average balance sheet volumes.

Operating expenses for the first quarter of 2006 increased $107 million, or 13%, compared to 2005. The increase was generally attributable to higher salaries and related benefits, reflecting additional headcount to service new business; higher incentive compensation related to improved performance; and growth in transaction processing costs reflecting higher volumes for this line of business.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Investment Management

Total revenue for the three months ended March 31, 2006 increased $52 million, or 22%, from the comparable period in 2005, with the increases driven by growth across all types of revenue. Fees from investment management, delivered through State Street Global Advisors, increased $43 million, or 24%, from the 2005 period. These fees comprise the consolidated amounts for State Street. Refer to the “Results of Operations—Fee Revenue” section of this Discussion and Analysis for additional information. The 25% improvement in securities finance revenue compared to 2005 reflected a higher volume of securities lent.

Operating expenses for the three months ended March 31, 2006 increased $23 million, or 14%, from the comparable period in 2005, primarily due to higher incentive compensation resulting from improved performance.

FINANCIAL CONDITION

Capital

Regulatory Capital

Our objective with respect to regulatory capital management is to maintain a strong capital base in order to provide financial flexibility for our business needs, including funding corporate growth and supporting customers’ cash management needs, and to provide protection against loss to depositors and creditors. We strive to maintain an optimal level of capital, commensurate with our risk profile, on which an attractive return to shareholders will be realized over both the short and long term, while serving depositors’, creditors’ and regulatory needs. You can obtain additional information about our capital management process in the Financial Condition section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2005 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

At March 31, 2006, State Street and State Street Bank and Trust Company, or “State Street Bank,” met all capital adequacy requirements to which they were subject. The regulatory capital amounts and ratios were as follows at March 31, 2006 and December 31, 2005:

	Regulatory Guidelines(1)
		Well	State Street		State Street Bank
(Dollars in millions)	Minimum	Capitalized	2006	2005	2006	2005
Tier 1 risk-based capital ratio	4%	6%	10.9%	11.7%	9.4%	10.3%
Total risk-based capital ratio	8	10	13.0	14.0	11.4	12.5
Tier 1 leverage ratio	4	5	5.5	5.6	5.4	5.4
Tier 1 capital			$5,694	$5,511	$4,808	$4,738
Total capital			6,819	6,617	5,788	5,720
Adjusted risk-weighted assets and market-risk equivalents:
Balance sheet risk-weighted assets			$31,005	$27,288	$29,608	$25,965
Off-balance sheet equivalent risk-weighted assets			20,974	19,586	20,984	19,602
Market-risk equivalents			389	361	387	351
Total			$52,368	$47,235	$50,979	$45,918
Quarterly average adjusted assets			$102,588	$98,970	$89,723	$87,667

(1)                State Street Bank must meet regulatory guidelines for well capitalized in order to maintain State Street’s status as a financial holding company, which require a minimum Tier 1 risk-based capital ratio of 6%, a minimum total risk-based capital ratio of 10% and a Tier 1 leverage ratio of 5%. In addition, State Street must meet Federal Reserve guidelines for well capitalized for a bank holding company to be eligible for a streamlined review process for acquisition proposals. These guidelines require a minimum Tier 1 risk-based capital ratio of 6% and a minimum total risk-based capital ratio of 10%.

At March 31, 2006, State Street’s and State Street Bank’s Tier 1 and total risk-based capital ratios were down from year-end 2005. Growth in capital was outpaced by growth in on-balance sheet risk-weighted assets, primarily increases in loans and other assets, as well as an increase in off-balance sheet equivalent risk-weighted assets. Both ratios for State Street and State Street Bank exceeded the regulatory minimum and well-capitalized thresholds.

In June 2004, the Basel Committee on Banking Supervision released the final version of its capital adequacy framework, known as Basel II. U.S. banking regulatory agencies must now apply international risk-based capital guidance to rules to be implemented in the U.S. In March 2006, the Federal Reserve released a draft of proposed new rules for comment. The new rules that will apply to State Street are now expected to become effective on January 1, 2008, subject to transitional implementation arrangements, and will be phased in beginning on January 1, 2009. We will be subject to the new rules along with other large, internationally-active U.S. institutions. To foster readiness for the implementation of Basel II, we established and are executing a comprehensive implementation program to achieve Basel II compliance. At this time, we cannot predict the final form of the rules in the U.S., nor their impact on State Street’s or State Street Bank’s risk-based capital.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

During the first quarter of 2006, we purchased approximately 2.9 million shares of our common stock under a 15 million share purchase program authorized by our Board of Directors, or “Board,” in 2005. An aggregate of approximately 13.1 million shares were purchased under this program. On March 16, 2006, the Board authorized a new program for the purchase of up to 15 million shares of common stock for general corporate purposes, including mitigating the dilutive impact of shares issued under employee benefit programs, and cancelled its authorization for purchases of common stock remaining under the 2005 program. As of March 31, 2006, all 15 million shares remained available for future purchase under this new program. We employ third-party broker-dealers to acquire shares on the open market in connection with our stock purchase program. See Part II, Item 2 of this Form 10-Q for additional information.

Economic Capital

We define economic capital as the common equity required to protect debt holders against unexpected economic losses over a one-year period at a level consistent with the solvency of a firm with our target debt rating. Our Capital Committee, consisting of senior management, oversees the management of State Street’s economic capital. We quantify capital requirements for the risks inherent in our business activities and group them into one of the following broadly defined categories:

•       Market risk: the risk of adverse financial impact due to fluctuations in market prices, primarily as they relate to our trading activities

•       Interest-rate risk: the risk of loss in non-trading asset and liability management positions, primarily the impact of adverse movements in interest rates on the repricing mismatches that exist between balance sheet assets and liabilities

•       Credit risk: the risk of loss that may result from the default or downgrade of a borrower or counterparty

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

and has been reviewed by the Executive Committee of the Board. Due to the evolving nature of quantification techniques, we expect to continue refining the methodologies used to estimate our economic capital requirements, which could result in a different amount of capital needed to support our risk profile.

Liquidity

The objective of liquidity management is to ensure that we have the ability to meet our financial obligations in a timely and cost-effective manner, and that we maintain sufficient flexibility to fund strategic corporate initiatives as they arise. Effective management of liquidity involves assessing the potential mismatch between the future cash needs of our customers and our available sources of cash under normal and adverse economic and business conditions. Uses of liquidity consist primarily of meeting deposit withdrawals and funding outstanding commitments to extend credit as they are drawn upon. Liquidity is provided by the maintenance of broad access to the global capital markets and our balance sheet asset structure. You can obtain additional information about our liquidity management process in the Financial Condition section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2005 10-K.

Material risks to the sources of short-term liquidity would include, among other things, rating agency downgrades of our deposits and debt securities below investment-grade level, which would restrict our ability to access the funding markets and may lead to withdrawals of unsecured deposits by our customers. In addition, a large volume of unanticipated funding requirements, such as draw-downs under liquidity asset purchase agreements or large draw-downs of existing lines of credit, could require additional liquidity. As of March 31, 2006, there were no circumstances that management considered reasonably likely to occur that would adversely impact our sources of short-term liquidity.

While maintenance of a high investment-grade credit rating is of primary importance to our liquidity management process, on-balance sheet liquid assets represent significant liquidity that we can directly control and provide a source of cash in the form of principal maturities and the ability to borrow from the capital markets using our securities as collateral. As of March 31, 2006, our liquid assets, as defined, totaled $47.12 billion. Securities carried at $23.34 billion as of March 31, 2006 were designated as pledged for public and trust deposits, borrowed funds and for other purposes as provided by law, and are excluded from the liquid assets calculation.

Based upon our level of liquid assets and our ability to access the capital markets for additional funding when necessary, including our ability to issue debt and equity securities under our current universal shelf registration, management considers overall liquidity at March 31, 2006, more than sufficient to meet State Street’s current commitments and business needs, including accommodating the transaction and cash management needs of our customers.

At March 31, 2006, we had $713 million of pre-tax net unrealized losses on available-for-sale investment securities, due primarily to the impact of rising short-term interest rates. Net unrealized losses on available-for-sale securities at December 31, 2005 were $475 million. Management considers the aggregate decline in fair value at March 31, 2006 to be temporary. Additional information about our management of the investment securities portfolio is included in the “Financial Condition—Investment Securities” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in Note 3 to the Consolidated Financial Statements in our 2005 Form 10-K.

The parent company currently has an effective universal shelf registration that allows for the offering and sale of unsecured debt securities, capital securities, common stock, depositary shares and preferred

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

stock, and warrants to purchase such securities, including any shares into which the preferred stock and depositary shares may be convertible, or any combination thereof. In addition, the parent company can issue commercial paper with an aggregate limit of $3.00 billion and with original maturities of up to 270 days from the date of issue. At March 31, 2006, we had $1.19 billion of commercial paper outstanding, compared to $864 million at December 31, 2005.

State Street Bank has authority to issue bank notes with an aggregate limit of $750 million and with original maturities ranging from 14 days to five years. At March 31, 2006, no notes payable were outstanding and all $750 million was available for issuance. In addition, State Street Bank currently has authority to issue up to $1 billion of subordinated bank notes.

State Street Bank currently maintains a line of credit with a financial institution of CAD $800 million, or $685 million, to support its Canadian securities processing operations. The line of credit has no stated termination date and is cancelable by either party with prior notice. As of March 31, 2006, there was no balance due on this line of credit.

Risk Management

We employ a comprehensive and well-integrated risk management function to identify, assess, measure and control the risks in our global business. The measurement, monitoring and mitigation of risks are essential to the financial performance and successful management of State Street’s businesses. These risks, if not effectively managed, can result in current losses to State Street as well as erosion of our capital and damage to our reputation. You can obtain additional information about our process for managing market risk, for both our trading and asset and liability management activities, as well as credit risk, operational risk and business risk, in the Financial Condition section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2005 10-K.

Market Risk

Market risk is defined as the risk of adverse financial impact due to fluctuations in interest rates, foreign exchange rates and other market-driven rates or prices. State Street is exposed to market risk both in its trading and non-trading, or asset and liability management, activities. Market risk management related to these activities applies to both on-balance sheet and off-balance sheet exposures.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

and to manage the currency risk in international investment portfolios. As an active participant in the foreign exchange markets, we provide foreign exchange forward contracts and options in support of these customer needs.

As part of our trading activities, we assume positions in the foreign exchange and interest-rate markets by buying and selling cash instruments and using derivative financial instruments, including foreign exchange forward contracts, foreign exchange and interest-rate options and interest-rate swaps. As of March 31, 2006, the aggregate notional amount of these derivative financial instruments was $496.20 billion, of which $465.45 billion related to foreign exchange forward contracts. In the aggregate, long and short foreign exchange forward positions are closely matched to minimize currency and interest-rate risk. All foreign exchange contracts are valued daily at current market rates.

We use a variety of risk measurement and estimation techniques, including value-at-risk, which is an estimate of potential loss for a given period within a stated statistical confidence interval. We estimate value-at-risk daily for all material trading positions, in accordance with internal standards, and we maintain capital for market risk in accordance with applicable regulatory guidelines. Our methodology uses a simulation approach based on observed changes in foreign exchange rates and takes into account the resulting diversification benefits provided from the mix of our trading positions.

Like all quantitative risk measures, value-at-risk is subject to certain limitations and assumptions inherent in our methodology. This methodology gives equal weight to all market-rate observations used in the calculation, regardless of how recently the market rates were observed. Estimated value-at-risk is calculated using static portfolios consisting of positions held at the end of the trading day. Implicit in the estimate is the assumption that no intraday action is taken by management during adverse market movements. As a result, the methodology does not represent risk associated with intraday changes in positions or intraday price volatility.

The following table presents value-at-risk with respect to our trading activities, as measured by our value-at-risk methodology for the periods indicated:

VALUE-AT-RISK
(Dollars in millions)	Average	Maximum	Minimum
Three months ended March 31, 2006:
Foreign exchange products	$1.4	$4.3	$.7
Interest rate products	1.4	1.8	.7
Three months ended March 31, 2005:
Foreign exchange products	$1.3	$3.1	$.8
Interest rate products	1.4	2.4	.7

We compare daily profits and losses from trading activities to the estimated one-day value at risk. This information is reviewed and used to assure that the value-at-risk model is properly calibrated and that all relevant trading positions are taken into account.

Asset and Liability Management Activities:

The primary objective of asset and liability management is to provide sustainable and growing net interest revenue, or “NIR,” under varying economic environments, while protecting the economic values of our balance sheet assets and liabilities from the adverse effects of changes in interest rates. Most of our

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

NIR is earned from the investment of deposits generated by our core Investment Servicing and Investment Management businesses. We structure our balance sheet assets to generally conform to the characteristics of our balance sheet liabilities, but we manage our overall interest-rate risk position in the context of current and anticipated market conditions and within approved risk guidelines.

Consolidated balance sheet assets are the primary tools used in managing interest-rate risk. We invest in financial instruments with currency, repricing, and maturity characteristics we consider appropriate to manage our overall interest-rate risk position. In addition to on-balance sheet assets, we use certain derivative financial instruments, primarily interest-rate swaps, to alter the interest-rate characteristics of specific balance sheet assets or liabilities. Additional information about our use of derivative financial instruments is in Note 8 to the Consolidated Financial Statements in this Form 10-Q.

With respect to our non-U.S. operations, non-U.S. dollar denominated customer liabilities have become an increasingly significant portion of our consolidated balance sheet. We use two methods to reduce foreign currency translation risk: (1) invest in interest-bearing deposits with multinational financial institutions in the same currency as the customer liability; and (2) invest in U.S.-dollar investment securities after conversion from local currencies into U.S. dollars using spot and forward foreign exchange contacts.

To measure, monitor and report on our interest-rate risk position, we use NIR simulation, or “NIR-at-risk,” which measures the impact on NIR over the next twelve months to immediate, or “rate shock,” and slow, or “rate ramp,” changes in market interest rates, and economic value of equity, or “EVE,” that measures the impact on the present value of all NIR-related principal and interest cash flows of an immediate change in interest rates. NIR-at-risk is designed to measure the potential impact of changes in market interest rates on net interest revenue in the short term. EVE, on the other hand, is a long-term view of interest-rate risk, but with a liquidation view of State Street.

The following table presents the estimated exposure of NIR for the next twelve months, calculated as of March 31, 2006 and 2005, due to an immediate ± 100 basis point shift in then-current interest rates. Estimated incremental exposures set forth below are dependent on management’s assumptions about asset and liability sensitivities under various interest-rate scenarios, such as those previously discussed, and do not reflect any actions management may undertake in order to mitigate some of the adverse effects of interest-rate changes on State Street’s financial performance.

NIR-AT-RISK	Estimated Exposure to Net Interest Revenue March 31,
(Dollars in millions)	2006	2005
Rate Change
+100 bps shock	$(86)	$(71)
-100 bps shock	23	24
+100 bps ramp	(43)	(20)
-100 bps ramp	19	12

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The following table presents estimated EVE exposures, calculated as of March 31, 2006 and 2005, assuming an immediate and prolonged shift in interest rates, the impact of which would be spread over a number of years.

ECONOMIC VALUE OF EQUITY (Dollars in millions)	Estimated Exposure to Economic Value of Equity March 31,
	2006	2005
Rate Change
+200 bps shock	$(891)	$(980)
-200 bps shock	269	541

While the measures presented in the tables above are not a prediction of future NIR or valuations, they do generally suggest that if all other variables remained constant, in the short term, falling interest rates would lead to NIR that is higher than it would otherwise have been, and rising rates would lead to lower NIR. Other important factors that impact the levels of NIR are balance sheet size and mix; interest-rate spreads; the slope and interest-rate level of U.S. dollar and non-U.S. dollar yield curves and the relationship between them; the quickness or slowness of changes in rates; and management actions taken in response to the preceding conditions.

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

At March 31, 2006, total gross loans and leases were $8.96 billion compared to $6.48 billion at December 31, 2005, reflecting a large increase in daily overdrafts, which primarily result from securities settlement advances related to customer investment activities. Securities settlement advances included in total gross loans were $5.97 billion and $3.41 billion at March 31, 2006 and December 31, 2005, respectively. Average securities settlement advances were approximately $3.81 billion for the first quarter of 2006 and approximately $2.55 billion for the first quarter of 2005. These advances do not represent a significant increase in credit risk because of their short-term nature, generally overnight, the lack of

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

significant concentration and because they occur in the normal course of the securities settlement process. The allowance for loan losses was $18 million at March 31, 2006, December 31, 2005 and March 31, 2005.

Non-performing assets at March 31, 2006 and December 31, 2005 were $4 million, consisting of one impaired investment security. In addition to credit risk in our investment and loan and lease portfolios, we assume credit and counterparty risk in other on- and off-balance sheet exposures.

Recent Accounting Developments

Information related to recent accounting developments is in Notes 1 and 5 to the Consolidated Financial Statements in this Form 10-Q.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is included in the “Risk Management—Market Risk” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

CONTROLS AND PROCEDURES

State Street has established and maintains disclosure controls and other procedures that are designed to ensure that material information relating to State Street and its subsidiaries on a consolidated basis required to be disclosed in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to State Street management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. For the fiscal quarter ended March 31, 2006, State Street carried out an evaluation, under the supervision and with the participation of State Street management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of State Street’s disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that State Street’s disclosure controls and procedures were effective as of March 31, 2006.

State Street has also established and maintains internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In the ordinary course of business, State Street routinely enhances its internal controls and procedures for financial reporting by either upgrading its current systems or implementing new systems. Changes have been made and will be made to State Street’s internal controls and procedures for financial reporting as a result of these efforts. For the first fiscal quarter ended March 31, 2006, State Street carried out an evaluation, under the supervision and with the participation of State Street management, including its Chief Executive Officer and Chief Financial Officer, of any change in State Street’s internal control over financial reporting that occurred during the first quarter that has materially affected, or is reasonably likely to materially affect, State Street’s internal control over financial reporting. The Chief Executive Officer and Chief Financial Officer have concluded that there was no change in State Street’s internal control over financial reporting identified in connection with the evaluation described in this paragraph that has materially affected, or is reasonably likely to materially affect, State Street’s internal control over financial reporting.

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions, except per share information)	2006	2005
Fee Revenue:
Servicing fees	$657	$599
Management fees	220	177
Trading services	230	167
Securities finance	81	70
Processing fees and other	72	84
Total fee revenue	1,260	1,097
Net Interest Revenue:
Interest revenue	961	603
Interest expense	695	391
Net interest revenue	266	212
Provision for loan losses	—	—
Net interest revenue after provision for loan losses	266	212
Loss on sales of available-for-sale investment securities, net	(3)	(1)
Total revenue	1,523	1,308
Operating Expenses:
Salaries and employee benefits	635	524
Information systems and communications	132	126
Transaction processing services	120	108
Occupancy	93	92
Other	116	116
Total operating expenses	1,096	966
Income from continuing operations before income tax expense	427	342
Income tax expense from continuing operations	145	116
Income from continuing operations	282	226
Income from discontinued operations before income tax expense	16	—
Income tax expense from discontinued operations	6	—
Income from discontinued operations	10	—
Net income	$292	$226
Earnings Per Share From Continuing Operations:
Basic	$.85	$.68
Diluted	.84	.67
Income Per Share From Discontinued Operations:
Basic	$.03	$—
Diluted	.03	—
Earnings Per Share:
Basic	$.88	$.68
Diluted	.87	.67
Average Shares Outstanding (in thousands):
Basic	332,761	331,563
Diluted	337,117	334,653
Cash Dividends Declared Per Share	$.19	$.17

The accompanying condensed notes are an integral part of these financial statements.

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CONDITION

(Dollars in millions)	March 31, 2006	December 31, 2005
	(Unaudited)	(Note 1)
Assets:
Cash and due from banks	$3,405	$2,684
Interest-bearing deposits with banks	10,473	11,275
Securities purchased under resale agreements	11,058	8,679
Trading account assets	1,120	764
Investment securities available for sale (including securities pledged of $23,337 and $26,573)	55,395	54,979
Investment securities held to maturity (fair value of $4,452 and $4,815)	4,575	4,891
Loans and leases (net of allowance of $18 and $18)	8,941	6,464
Premises and equipment	1,553	1,453
Accrued income receivable	1,323	1,364
Goodwill	1,340	1,337
Other intangible assets	447	459
Other assets	4,526	3,619
Total assets	$104,156	$97,968
Liabilities:
Deposits:
Noninterest-bearing	$10,837	$9,402
Interest-bearing—U.S.	2,339	2,379
Interest-bearing—Non-U.S.	48,623	47,865
Total deposits	61,799	59,646
Securities sold under repurchase agreements	21,195	20,895
Federal funds purchased	3,631	1,204
Other short-term borrowings	1,560	1,219
Accrued taxes and other expenses	2,501	2,632
Other liabilities	4,440	3,346
Long-term debt	2,617	2,659
Total liabilities	97,743	91,601
Commitments and contingencies (Note 5)
Shareholders’ Equity:
Preferred stock, no par: authorized 3,500,000 shares; issued none
Common stock, $1 par: authorized 500,000,000 shares, issued 337,126,000 and 337,126,000 shares	337	337
Surplus	238	266
Retained earnings	6,418	6,189
Accumulated other comprehensive loss	(350)	(231)
Treasury stock, at cost (4,645,000 and 3,501,000 shares)	(230)	(194)
Total shareholders’ equity	6,413	6,367
Total liabilities and shareholders’ equity	$104,156	$97,968

The accompanying condensed notes are an integral part of these financial statements.

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock			Retained	Accumulated Other Comprehensive	Treasury Stock
(Dollars in millions, shares in thousands)	Shares	Amount	Surplus	Earnings	(Loss) Income	Shares	Amount	Total
Balance at December 31, 2004	337,126	$337	$289	$5,590	$92	3,481	$(149)	$6,159
Comprehensive income:
Net income				226				226
Change in net unrealized gain/loss on available-for-sale securities, net of related taxes of $(113)					(171)			(171)
Foreign currency translation, net of related taxes of $(10)					(48)			(48)
Change in net unrealized gain/loss on hedges of net investments in non-U.S. subsidiaries, net of related taxes of $7					13			13
Change in minimum pension liability, net of related taxes of $5					6			6
Change in unrealized gain/loss on cash flow hedges, net of related taxes of $8					13			13
Total comprehensive income				226	(187)			39
Cash dividends declared ($.17 per share)				(57)				(57)
Common stock acquired						2,872	(130)	(130)
Common stock issued pursuant to:
Stock awards and options exercised, including tax benefit of $2			(7)			(489)	20	13
Debt conversion						(15)	1	1
Balance at March 31, 2005	337,126	$337	$282	$5,759	$(95)	5,849	$(258)	$6,025
Balance at December 31, 2005	337,126	$337	$266	$6,189	$(231)	3,501	$(194)	$6,367
Comprehensive income:
Net income				292				292
Change in net unrealized gain/loss on available-for-sale securities, net of related taxes of $(94) and reclassification adjustment					(144)			(144)
Foreign currency translation, net of related taxes of $5					12			12
Change in net unrealized gain/loss on hedges of net investments in non-U.S. subsidiaries, net of related taxes of $(2)					(5)			(5)
Change in minimum pension liability, net of related taxes of $3					4			4
Change in unrealized gain/loss on cash flow hedges, net of related taxes of $9					14			14
Total comprehensive income				292	(119)			173
Cash dividends declared ($.19 per share)				(63)				(63)
Common stock acquired						2,948	(183)	(183)
Common stock received under COVERS contracts			30			1,199	(26)	4
Common stock issued pursuant to:
Stock awards and options exercised, including tax benefit of $15			(58)			(2,982)	172	114
Other						(21)	1	1
Balance at March 31, 2006	337,126	$337	$238	$6,418	$(350)	4,645	$(230)	$6,413

The accompanying condensed notes are an integral part of these financial statements.

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions)	2006	2005
Operating Activities:
Net income	$292	$226
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash adjustments for depreciation, amortization, and deferred income tax expense	108	149
Income from discontinued operations	(16)	—
Securities losses, net	3	1
Change in trading account assets, net	(301)	224
Other, net	156	(58)
Net Cash Provided by Operating Activities	242	542
Investing Activities:
Net decrease in interest-bearing deposits with banks	802	474
Net (increase) decrease in securities purchased under resale agreements and federal funds sold	(2,379)	4,629
Proceeds from sales of available-for-sale securities	1,128	463
Proceeds from maturities of available-for-sale securities	5,107	4,348
Purchases of available-for-sale securities	(6,999)	(13,974)
Proceeds from maturities of held-to-maturity securities	615	79
Purchases of held-to-maturity securities	(299)	—
Net increase in loans	(2,468)	(218)
Purchases of premises and equipment	(110)	(85)
Other, net	10	4
Net Cash Used by Investing Activities	(4,593)	(4,280)
Financing Activities:
Net decrease in time deposits	(820)	(2,713)
Net increase in all other deposits	2,974	5,902
Net increase in short-term borrowings	3,068	1,618
Payments for long-term debt and obligations under capital leases	(4)	(3)
Proceeds from issuance of treasury stock	100	12
Purchases of common stock	(183)	(130)
Payments for cash dividends	(63)	(57)
Net Cash Provided by Financing Activities	5,072	4,629
Net Increase	721	891
Cash and due from banks at beginning of period	2,684	2,035
Cash and Due From Banks at End of Period	$3,405	$2,926

Non-cash investing and financing activities for the three months ended March 31, 2006 included a commitment for construction costs of $69 million capitalized in premises and equipment, with a corresponding increase in other liabilities, recorded in connection with a new foreign office lease agreement.

The accompanying condensed notes are an integral part of these financial statements.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1—Summary of Significant Accounting Policies

Basis of Presentation

Unless otherwise indicated or unless the context requires otherwise, all references in these condensed notes to “State Street,” “we,” “us,” “our” or similar terms mean State Street Corporation and its subsidiaries on a consolidated basis. We are a financial holding company headquartered in Boston, Massachusetts with consolidated total assets of $104.16 billion at March 31, 2006, and we report two lines of business. Investment Servicing provides services for mutual funds and collective investment funds, corporate and public retirement plans, insurance companies, foundations, endowments, and other investment pools worldwide. Investment Management offers a broad array of services for managing financial assets, including investment management and investment research services, primarily for institutional investors worldwide.

The interim consolidated financial statements accompanying these notes are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the results of operations in these financial statements, have been made. The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. Certain previously reported amounts have been reclassified to conform to current period classifications.

The consolidated statement of condition at December 31, 2005 has been developed from the audited financial statements at that date, but does not include all footnotes required by U.S. generally accepted accounting principles for a complete set of financial statements. The accompanying interim consolidated financial statements and these condensed notes should be read in conjunction with the financial information included in our 2005 Annual Report on Form 10-K, which we previously filed with the SEC.

Equity-Based Compensation

With respect to employee stock options and stock appreciation rights granted after January 1, 2003, we recognize compensation expense equal to the estimated fair value of the options or rights on the grant date, on a straight-line basis over the options’ vesting period. We use a Black-Scholes option-pricing model to estimate the fair value of employee stock options and rights on the grant date. For the three months ended March 31, 2006, we used weighted-average assumptions, as follows: dividend yield –1.41%; expected volatility –26.50%; risk-free interest rate –4.60%; and expected option lives –7.8 years.

With respect to options granted prior to January 1, 2003, we used the intrinsic value method permitted by Accounting Principles Board, or “APB,” Opinion No. 25, “Accounting for Stock Issued to Employees,” under which no compensation expense was recorded for periods prior to January 1, 2006. On January 1, 2006, we adopted Statement of Financial Accounting Standards, or “SFAS,” No. 123 (revised 2004), “Share-Based Payment.” This new standard superseded APB Opinion No. 25 and requires the fair value of all share-based payments to employees to be recognized in the consolidated statement of income.

Upon adoption of the new standard, we elected to use the modified prospective method, which requires the recognition of compensation expense over the remaining vesting period for the portion of stock awards not fully vested as of January 1, 2006.  The impact of adoption of the new standard was not

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 1—Summary of Significant Accounting Policies (Continued)

material to our consolidated financial condition or results of operations because the number of options awarded prior to January 1, 2003 that were not fully vested as of January 1, 2006 was not significant.

In addition, we elected to adopt the alternative transition method prescribed by Financial Accounting Standards Board, or “FASB,” Staff Position FAS 123(R)-3. Under the alternative transition method, we reclassified $86 million of tax benefits related to equity-based compensation from a general surplus account to a specifically designated surplus account within shareholders’ equity.

The following table illustrates the pro forma effect on net income and earnings per share for the first quarter of 2005 as if the provisions of SFAS No. 123 (revised 2004) had been applied to all outstanding and unvested stock options for that period:

(Dollars in millions, except per share information)	Three Month Ended March 31, 2005
Net income, as reported	$226
Add: Stock option compensation expense included in reported net income, net of related taxes	4
Deduct: Total stock option compensation expense determined using fair-value accounting for all awards, net of related taxes	(7)
Pro forma net income	$223
Earnings Per Share:
Basic—as reported	$.68
Basic—pro forma	.67
Diluted—as reported	.67
Diluted—pro forma	.67

Recent Accounting Developments

Refer to Note 5 for information about proposed accounting guidance related to tax-related cash flows of leveraged leases and tax contingencies.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 2—Divestitures

In September 2005, we committed to a plan to divest our ownership interest in Bel Air Investment Advisors LLC, or “Bel Air,” and at that time recorded a $165 million discontinued operations charge and corresponding tax benefit of $58 million. During the first quarter of 2006, we agreed to a plan of sale to finalize the divestiture, and recorded income of approximately $16 million, or $10 million after-tax, related to the finalization of certain legal, selling and other costs recorded in connection with the divestiture. We did not reclassify Bel Air’s results of operations for the first quarters of 2006 and 2005 to discontinued operations because these results were not material to State Street’s consolidated results. In April 2006, we signed a purchase and sale agreement, which is subject to customary closing conditions.

Note 3—Investment Securities

Investment securities consisted of the following as of the dates indicated:

	March 31, 2006				December 31, 2005
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
(Dollars in millions)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$8,738		$164	$8,574	$10,340		$126	$10,214
Mortgage-backed securities	11,072	$3	361	10,714	11,387	$5	254	11,138
Subtotal	19,810	3	525	19,288	21,727	5	380	21,352
Asset-backed securities	24,834	19	76	24,777	23,892	13	63	23,842
State and political subdivisions	2,006	9	16	1,999	5,598	1	72	5,527
Collateralized mortgage obligations	6,597	1	128	6,470	1,864	12	8	1,868
Other debt investments	2,292	—	36	2,256	1,703	1	9	1,695
Money market mutual funds	245	—	—	245	232	—	—	232
Other equity securities	324	37	1	360	438	27	2	463
Total	$56,108	$69	$782	$55,395	$55,454	$59	$534	$54,979
Held to maturity:
U.S. Treasury and federal agencies:
Direct obligations	$1,216		$27	$1,189	$1,657		$21	$1,636
Mortgage-backed securities	2,283		21	2,262	925		14	911
Subtotal	3,499		48	3,451	2,582		35	2,547
Collateralized mortgage obligations	835		73	762	2,086		40	2,046
Other investments	241		2	239	223		1	222
Total	$4,575		$123	$4,452	$4,891		$76	$4,815

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 3—Investment Securities (Continued)

Gross gains and losses realized from sales of available-for-sale securities were as follows for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions)	2006	2005
Gross gains		$1
Gross losses	$3	2
Net loss	$(3)	$(1)

Note 4—Other Assets and Other Liabilities

Other assets included $2.20 billion and $2.04 billion of unrealized gains on derivative financial instruments used for trading purposes at March 31, 2006 and December 31, 2005, respectively. Other liabilities included $2.12 billion and $2.04 billion of unrealized losses on derivative financial instruments used for trading purposes at March 31, 2006 and December 31, 2005, respectively.

Note 5—Commitments and Contingencies

In the normal course of business, we hold assets under custody and management in a custodial or fiduciary capacity. Management conducts regular reviews of its responsibilities in this regard and considers the results in preparing the consolidated financial statements. In the opinion of management, no contingent liabilities existed at March 31, 2006 that would have had a material adverse effect on State Street’s consolidated financial position or results of operations.

On behalf of our customers, we lend their securities to creditworthy brokers and other institutions. In most circumstances, we may indemnify our customers for the fair market value of those securities against a failure of the borrower to return such securities. Collateral funds received in connection with our securities lending services are held by us as agent and are not our assets. We require the borrowers to provide collateral in an amount equal to or in excess of 102% of the fair market value of the securities borrowed. The borrowed securities are revalued daily to determine if additional collateral is necessary. The aggregate of indemnified securities lent totaled $440.90 billion at March 31, 2006 and $372.86 billion  at December 31, 2005. We held, as agent, cash and U.S. government securities totaling $458.95 billion and $387.22 billion as collateral for indemnified securities on loan at March 31, 2006 and December 31, 2005, respectively.

We have received various industry-related regulatory, governmental and law enforcement inquiries and subpoenas. We are also subject to pending and threatened legal proceedings that arise in the normal course of business. In the opinion of management, after discussion with counsel, these legal proceedings and regulatory, governmental and law enforcement inquiries and subpoenas can be successfully defended or resolved without a material adverse effect on our consolidated financial position or results of operations.

In the normal course of business, we are subject to challenges from U.S. and non-U.S. tax authorities regarding the amount of taxes due. These challenges may result in adjustments to the timing or amount of

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 5—Commitments and Contingencies (Continued)

taxable income or deductions or the allocation of income among tax jurisdictions. During 2004, the U.S. Internal Revenue Service, or “IRS,” completed its review of our federal income tax returns for tax years 1997, 1998 and 1999 and proposed to disallow tax deductions related to lease-in-lease-out, or “LILO,” transactions. We believe that we reported the tax effects of these transactions properly, based on applicable statutes, regulations and case law in effect at the time they were entered into.

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

During 2005, the IRS announced that it had classified sale-in-lease-out, or “SILO,” transactions as tax shelters, or “listed transactions.” The IRS began its review of our tax returns for the years 2000—2003 during the second quarter of 2005 and is reviewing our SILO transactions. We believe that we reported the tax effects of these transactions properly, based on applicable statutes, regulations and case law in effect at the time they were entered into.

During 2005, the FASB issued a proposed Staff Position, or “FSP,” for comment addressing accounting for changes in tax-related cash flows of leveraged leases. The proposed FSP would require the recalculation of the allocation of income over the lease term when there is a change in the expected timing of tax-related cash flows of a leveraged lease. The proposed FSP, in its current form, would amend SFAS No. 13, “Accounting for Leases,” and would require companies to record the impact of adoption of the final FSP as the cumulative effect of a change in accounting principle. The provisions, the effective date and transition requirements of the proposed FSP are subject to change. A final FSP is expected to be issued during the second quarter of 2006 and is expected to be effective for State Street on January 1, 2007.

Depending on the final provisions of the FSP, we may be required to record a material cumulative adjustment, which would be recorded as the cumulative effect of a change in accounting principle, related to our leveraged leasing portfolio. We expect future income would increase over the remaining terms of the leases by an amount approximately equal to the adjustment.

During 2005, the FASB also issued for comment a proposed interpretation, “Accounting for Uncertain Tax Positions—an interpretation of FASB Statement No. 109,” which is intended to clarify the criteria for recognition of uncertain tax positions. The impact of adoption of the proposed interpretation in its present form would be recorded as the cumulative effect of a change in accounting principle. A final interpretation is expected to be issued during the second quarter of 2006 and is expected to be effective for State Street on January 1, 2007.

Note 6—Securitizations and Variable Interest Entities

Tax-Exempt Investment Programs

In the normal course of business, we structure and sell certificated interests in pools of tax-exempt investment-grade assets to mutual fund customers. This is achieved by utilizing trusts that are set up as

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 6—Securitizations and Variable Interest Entities (Continued)

qualifying special purpose entities, or “QSPEs,” which are not subject to the requirements of FASB Interpretation No. 46-R, or “FIN 46-R,” and are not recorded in our consolidated statement of condition. Typically, we transfer assets to these unaffiliated QSPEs from our investment securities portfolio at fair market value, and treat such transfers as sales, recognizing a profit or loss on the transaction. The QSPEs finance the acquisition of these assets by selling certificated interests issued by the QSPE to third-party investors. Typically, we purchase a minority residual interest in these QSPEs, and we may provide liquidity and remarketing services to them.

During the three months ended March 31, 2006, State Street sold approximately $71 million of investment securities to these QSPEs. At March 31, 2006, we owned a minority residual interest in these QSPEs of approximately $240 million, compared to approximately $270 million at December 31, 2005. These minority residual interests are accounted for and reported as investment securities available for sale. At March 31, 2006, the QSPEs had total assets of $2.26 billion, compared to $2.50 billion at December 31, 2005. The QSPEs had a weighted-average life of approximately 5.9 years at March 31, 2006, compared to approximately 6.2 years at December 31, 2005.

Under separate agreements, we provide liquidity asset purchase agreements to these QSPEs, which obligate State Street to buy the certificated interests at par value, in the event that the re-marketing agent is unable to place the certificated interests of the QSPEs with investors. The liquidity asset purchase agreements are subject to early termination by State Street in the event of a shortfall in the required over-collateralization in the QSPE. The liquidity asset purchase agreement provider is not obligated to repurchase bonds in the event of the following credit events: payment default, bankruptcy of issuer or credit enhancement provider, taxability, or downgrade of an asset below investment grade. Our commitments to the QSPEs under these liquidity asset purchase agreements totaled $2.08 billion at March 31, 2006, none of which was utilized at period-end.

Asset-Backed Commercial Paper Programs

We administer four third-party owned, special purpose, multi-seller asset-backed commercial paper programs, or “conduits,” that purchase financial assets with various asset classifications from a variety of third parties. These conduits, which are structured as bankruptcy-remote limited liability companies, provide access to the efficiencies of the global commercial paper markets, which have historically offered an attractive cost of financing relative to bank-based borrowing. We are not the primary beneficiary of these conduits, as defined in FIN 46-R, and as a result we do not record these conduits in our consolidated financial statements. At March 31, 2006 and December 31, 2005, total assets in unconsolidated conduits were $19.04 billion and $17.90 billion, respectively.

The conduits’ asset purchases are funded by issuing commercial paper, which is supported by liquidity asset purchase agreements and backup liquidity lines of credit, the majority of which are provided by us. In addition, we provide direct credit support to the conduits in the form of standby letters of credit. Our commitments under these liquidity asset purchase agreements and backup lines of credit totaled $18.27 billion, and our commitments under the standby letters of credit totaled $695 million at March 31, 2006. All fees are charged on a market basis.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 6—Securitizations and Variable Interest Entities (Continued)

Asset performance deterioration or certain other factors may shift the asset risk from the commercial paper investors to us as the liquidity or credit enhancement provider. In addition, the conduits may need to draw upon the backup liquidity lines of credit to repay maturing commercial paper. In these instances, we would either acquire the assets of the conduits or make loans to the conduits secured by the conduits’ assets. Potential losses, if any, from these conduits’ activities are not expected to materially affect our consolidated financial condition or results of operations.

Collateralized Debt Obligations

We manage a series of collateralized debt obligations, or “CDOs.” A CDO is a managed investment vehicle which purchases a portfolio of diversified highly rated assets. A CDO funds purchases through the issuance of several tranches of debt and equity, the repayment and return of which are linked to the performance of the assets in the CDO. Typically, our involvement is as collateral manager as well as an investor in a small percentage of the debt issued. These entities typically meet the definition of a variable interest entity as defined by FIN 46-R. We concluded that we are not the primary beneficiary of these CDOs, as defined in FIN 46-R, and as a result we do not record these CDOs in our consolidated financial statements. At March 31, 2006 and December 31, 2005, total assets in these CDOs were $1.39 billion and $2.73 billion, respectively.

Note 7—Shareholders’ Equity

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of taxes, were as follows as of the dates indicated:

(Dollars in millions)	March 31, 2006	December 31, 2005
Unrealized loss on available-for-sale securities	$(429)	$(285)
Foreign currency translation	85	73
Unrealized gain on hedge of net foreign investment in subsidiaries	6	11
Minimum pension liability	(22)	(26)
Unrealized gain (loss) on cash flow hedges	10	(4)
Total	$(350)	$(231)

Total comprehensive income for the three months ended March 31, 2006 was $173 million, composed of $292 million of net income less $119 million of other comprehensive loss, which represents the overall change in accumulated other comprehensive loss presented in the above table

Total comprehensive income for the three months ended March 31, 2005 was $39 million.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 7—Shareholders’ Equity (Continued)

Stock Purchase Program

During the first quarter of 2006, we purchased approximately 2.9 million shares of our common stock under a 15 million share purchase program authorized by our Board of Directors, or “Board,” in 2005. An aggregate of approximately 13.1 million shares was purchased under this program. On March 16, 2006, the Board authorized a new program for the purchase of up to 15 million shares of common stock for general corporate purposes, including mitigation of the dilutive impact of shares issued under employee benefit programs, and cancelled its authorization for purchases of common stock remaining under the 2005 program. As of March 31, 2006, all 15 million shares remained available for future purchase under this authorization. We employ third-party broker-dealers to acquire shares on the open market in connection with our stock purchase program. See Part II, Item 2 of this Form 10-Q for additional information.

Equity-Based Compensation

We have a 1997 Equity Incentive Plan, or the “1997 Plan,” with 46,800,000 shares of common stock approved for issuance for stock and stock-based awards, including stock options, restricted stock, deferred stock, performance awards and stock appreciation rights. Other award types are available under the 1997 Plan, but are not currently utilized. All stock options and other awards are awarded at the fair market value of our common stock at the date of grant. At March 31, 2006, 551,000 shares were available for future awards under the 1997 Plan. We have stock options outstanding from previous plans under which no further grants can be made. We generally utilize treasury shares to satisfy the issuance of shares under our equity-based compensation plans. For more information about equity-based compensation activity, refer to Note 12 to the Consolidated Financial Statements in our 2005 10-K.

Stock options and stock appreciation rights issued under the 1997 Plan expire no later than ten years from the date of grant, and the exercise price of non-qualified and incentive stock options may not be less than the fair value of such shares at the date of grant. For restricted stock awards issued under the 1997 Plan, stock certificates are issued at the time of grant, and recipients have dividend and voting rights. In general, these grants vest over three years. For deferred stock awards issued under the 1997 Plan, no stock is issued at the time of grant. These grants vest over various time periods. Performance awards granted under the 1997 Plan are earned over a performance period based on achievement of goals, generally over two- to three-year periods. Payment for performance awards is made in shares or cash equal to the fair market value of our common stock, based on certain financial ratios after the conclusion of each performance period.

Compensation expense related to stock options, restricted stock awards, deferred stock awards, performance awards and stock appreciation rights was $44 million and $20 million for the three months ended March 31, 2006 and 2005, respectively.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 7—Shareholders’ Equity (Continued)

The following tables summarize stock options and stock appreciation rights outstanding, related activity and the weighted-average remaining contractual life as of and for the three months ended March 31, 2006:

(Shares in thousands)	Award Price Per Share	Weighted Average Price	Shares
Stock Options and Stock Appreciation Rights
December 31, 2005	$5.61-60.74	$44.60	23,956
Granted	62.63	62.63	972
Exercised	13.20-60.74	40.37	(2,098)
Canceled	26.22-60.74	57.31	(134)
March 31, 2006	5.61-62.63	44.97	22,696

Range of Exercise Prices

	Shares Outstanding			Shares Exercisable
	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
(Shares in Tthousands)
$ 5.61-28.16	557	1.4	$24.55	557	$24.55
32.23-39.95	6,385	5.4	38.08	6,118	38.01
40.22-49.81	9,000	7.0	45.13	4,386	44.53
51.10-62.63	6,754	5.8	54.20	4,615	54.45
5.61-62.63	22,696	6.0	44.97	15,676	44.19

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 7—Shareholders’ Equity (Continued)

Other awards and related activity consisted of the following for the three months ended March 31, 2006:

(Shares in thousands)	Shares
Restricted Stock Awards
December 31, 2005	378
Granted (weighed-average price—$62.63)	175
Vested	(75)
Cancelled	(3)
March 31, 2006	475
Deferred Stock Awards
December 31, 2005	3,203
Granted (weighted-average price—$62.62)	3,002
Delivered	(1,128)
Canceled	(20)
March 31, 2006	5,057
Performance Awards
December 31, 2005	993
Granted (weighted-average price—$62.63)	632
Paid out	(160)
March 31, 2006	1,465

Note 8—Derivative Financial Instruments

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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 8—Derivative Financial Instruments (Continued)

The following table summarizes the contractual or notional amounts of derivative financial instruments held or issued for trading and asset and liability management as of the dates indicated:

(Dollars in millions)	March 31, 2006	December 31, 2005
Trading:
Interest rate contracts:
Swap agreements	$4,381	$4,508
Options and caps purchased	912	912
Options and caps written	2,564	2,564
Futures	537	534
Foreign exchange contracts:
Forward, swap and spot	465,452	414,376
Options purchased	10,948	6,624
Options written	11,406	6,763
Asset and Liability Management:
Interest rate contracts:
Swap agreements	4,497	5,369
Foreign exchange contracts:
Swap agreements	363	355

In connection with our asset and liability management activities, we have executed interest-rate swap agreements designated as fair value and cash flow hedges to manage interest-rate risk. The notional values of these interest-rate contracts and the related assets or liabilities being hedged were as follows as of the dates indicated:

	March 31, 2006			December 31, 2005
(Dollars in millions)	Fair Value Hedges	Cash Flow Hedges	Total	Fair Value Hedges	Cash Flow Hedges	Total
Available-for-sale investment securities	$1,983		$1,983	$2,211		$2,211
Interest-bearing time deposits	117	$1,497	1,614	118	$1,490	1,608
Long-term debt(1)	700	200	900	1,200	350	1,550
Total	$2,800	$1,697	$4,497	$3,529	$1,840	$5,369

(1)        As of March 31, 2006, the fair value hedges of long-term debt decreased the value of long-term debt presented in the accompanying consolidated statement of condition by $20 million, and at December 31, 2005, increased the value of long-term debt by $18 million.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 8—Derivative Financial Instruments (Continued)

The contractual rates and weighted-average rates including the effects of hedge instruments for these financial instruments were as follows for the periods indicated:

	Three Months Ended March 31, 2006		Three Months Ended March 31, 2005
	Contractual Rates	Rate Including Impact of Hedges	Contractual Rates	Rate Including Impact of Hedges
Interest-bearing time deposits	4.54%	3.22%	2.61%	2.99%
Long-term debt	6.68	6.34	6.17	5.04

We have entered into foreign exchange forward contracts with an aggregate notional amount of €300 million, or approximately $363 million, to hedge a portion of our net foreign investment in non-U.S. subsidiaries. As a result, a net after-tax loss of $5 million was included in other comprehensive income related to this hedge for the three months ended March 31, 2006.

Note 9—Net Interest Revenue

Net interest revenue consisted of the following for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions)	2006	2005
Interest Revenue:
Deposits with banks	$110	$170
Investment securities:
U.S. Treasury and federal agencies	252	182
State and political subdivisions (exempt from federal tax)	17	14
Other investments	386	113
Securities purchased under resale agreements and federal funds sold	131	83
Commercial and financial loans	39	19
Lease financing	15	17
Trading account assets	11	5
Total interest revenue	961	603
Interest Expense:
Deposits	390	226
Other borrowings	263	134
Long-term debt	42	31
Total interest expense	695	391
Net interest revenue	$266	$212

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 10—Employee Benefit Plans

The components of net periodic benefit cost were as follows for the periods indicated:

	Three Months Ended March 31,
	Pension Benefits		Other Benefits
(Dollars in millions)	2006	2005	2006	2005
Service cost	$16	$13	$1	$1
Interest cost	11	10	1	1
Expected return on plan assets	(13)	(11)	—	—
Amortization of net loss	5	4	—	—
Net periodic benefit cost	$19	$16	$2	$2

Expected employer contributions to our tax-qualified U.S. defined benefit pension plans, non-qualified supplemental employee retirement plans and post-retirement plan for the year ending December 31, 2006, which are unchanged from that disclosed in Note 17 to the Consolidated Financial Statements in our 2005 10-K, are $59 million, $7 million and $6 million, respectively. We made a contribution of approximately $49 million to our tax-qualified U.S. defined benefit pension plan on March 31, 2006.

Note 11—Other Operating Expenses

Other operating expenses consisted of the following for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions)	2006	2005
Professional services	$38	$45
Advertising and sales promotion	11	10
Other	67	61
Total operating expenses—other	$116	$116

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 12—Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions, except per share information)	2006	2005
Net Income	$292	$226
Average Shares Outstanding (in thousands):
Basic average shares	332,761	331,563
Effect of dilutive securities:
Stock options and stock awards	4,323	1,992
Equity-related financial instruments	33	1,098
Diluted average shares	337,117	334,653
Anti-dilutive securities(1)	1,886	14,276
Earnings per Share:
Basic	$.88	$.68
Diluted	.87	.67

(1)                Amounts represent stock options outstanding but not included in the computation of diluted average shares because the exercise prices of the instruments were greater than the average fair value of our common stock during those periods.

Note 13—Line of Business Information

We report two lines of business, Investment Servicing and Investment Management. Given our services and management organization, the results of operations for these lines of business are not necessarily comparable with those of other companies, including other companies in the financial services industry. For more information about our lines of business, refer to Note 23 to the Consolidated Financial Statements in our 2005 10-K.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 13—Line of Business Information (Continued)

The following is a summary of line of business results for the periods indicated. These results exclude the income from discontinued operations related to our divestiture of Bel Air, which is more fully described in Note 2.

	For the Three Months Ended March 31,
	Investment Servicing		Investment Management		Total
(Dollars in millions, except where otherwise noted)	2006	2005	2006	2005	2006	2005
Fee Revenue:
Servicing fees	$657	$599			$657	$599
Management fees	—	—	$220	$177	220	177
Trading services	230	167	—	—	230	167
Securities finance	61	54	20	16	81	70
Processing fees and other	55	63	17	21	72	84
Total fee revenue	1,003	883	257	214	1,260	1,097
Net interest revenue after provision for loan losses	239	194	27	18	266	212
Loss on sales of available-for-sale investment securities, net	(3)	(1)	—	—	(3)	(1)
Total revenue	1,239	1,076	284	232	1,523	1,308
Operating expenses	910	803	186	163	1,096	966
Income from continuing operations before income taxes	$329	$273	$98	$69	$427	$342
Pre-tax margin	27%	25%	35%	30%
Average assets (in billions)	$100.9	$94.7	$2.9	$2.9	$103.8	$97.6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors
State Street Corporation

We have reviewed the condensed consolidated statement of condition of State Street Corporation as of March 31, 2006, and the related condensed consolidated statements of income, changes in shareholders’ equity and cash flows for the three-month periods ended March 31, 2006 and 2005. These financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of condition of State Street Corporation as of December 31, 2005, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the year then ended not presented herein, and in our report dated February 17, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of condition as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated statement of condition from which it has been derived.

Boston, Massachusetts
May 4, 2006

FORM 10-Q CROSS-REFERENCE INDEX

The information required by the items presented below is incorporated by reference from the “Financial Information” section of this Form 10-Q.

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statement of Income for the three months ended March 31, 2006 and 2005	20
	Consolidated Statement of Condition as of March 31, 2006 and December 31, 2005	21
	Consolidated Statement of Changes in Shareholders’ Equity for the three months ended March 31, 2006 and 2005	22
	Consolidated Statement of Cash Flows for the three months ended March 31, 2006 and 2005	23
	Condensed Notes to Consolidated Financial Statements	24
	Report of Independent Registered Public Accounting Firm	39
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4.	Controls and Procedures	19

PART II. OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

The following information supplements the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2005.

We continue to respond to regulatory, governmental and law enforcement inquiries and subpoenas in the normal course of business.

ITEM 1A.        RISK FACTORS

There were no material changes during the first quarter of 2006 to the risk factors disclosed in Item 1A of our 2005 10-K.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)   In 2005, our Board of Directors authorized the purchase of up to 15 million shares of State Street common stock for general corporate purposes, including employee benefit programs. Under this program, 2.9 million shares were purchased during the quarter ended March 31, 2006. On March 16, 2006, the Board of Directors authorized the purchase of up to 15 million shares of common stock for general corporate purposes, including mitigation of the dilutive impact of shares issued under employee benefit programs, and cancelled its remaining 2005 authorization. As of March 31, 2006, all 15 million shares remained available for future purchase under this authorization. We employ third-party broker-dealers to acquire shares on the open market in connection with our stock purchase program.

Additionally, shares may be acquired in open market purchases by a third-party trustee for a consolidated trust for deferred compensation plans that are not part of the previously mentioned stock purchase program. The trust did not purchase any shares during the quarter ended March 31, 2006.

The following table presents purchases of common stock by State Street and related information for the quarter ended March 31, 2006.

(Shares in thousands)	Number of Shares Purchased	Average Price Per Share	Number of Shares Purchased Under Publicly- Announced Program	Maximum Number of Shares Yet to Be Purchased Under Program
January 1—January 31, 2006	—	—	—	4,803
February 1—February 28, 2006	2,223	$61.84	2,223	2,580
March 1—March 15, 2006	725	62.47	725	Program Terminated
March 16—March 31, 2006	—	—	—	15,000
Total	2,948	61.99	2,948

ITEM 6.                EXHIBITS

Exhibit Number
12	Ratios of earnings to fixed charges
15	Letter regarding unaudited interim financial information
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STATE STREET CORPORATION
Date: May 5, 2006	By:	/s/ EDWARD J. RESCH
Edward J. Resch
Executive Vice President and Chief Financial Officer
Date: May 5, 2006	By:	/s/ PAMELA D. GORMLEY
Pamela D. Gormley
Executive Vice President and Corporate Controller

EXHIBIT INDEX
(filed herewith)

12	Ratios of earnings to fixed charges
15	Letter regarding unaudited interim financial information
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certifications