Form 10-Q
period 2006-06-30
STATE STREET CORP
filed 2006-08-04
CIK 93751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File No. 001-07511

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

The number of shares of the Registrant’s Common Stock outstanding on July 31, 2006 was 331,143,071.

STATE STREET CORPORATION
Table of Contents

FINANCIAL INFORMATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

State Street Corporation is a financial holding company headquartered in Boston, Massachusetts and through its subsidiaries, provides a full range of products and services for institutional investors worldwide. Unless otherwise indicated or unless the context requires otherwise, all references in this Discussion and Analysis to “State Street,” “we,” “us,” “our” or similar terms mean State Street Corporation and its subsidiaries on a consolidated basis. As of June 30, 2006, we had consolidated total assets of $102.54 billion, total deposits of $63.56 billion, total shareholders’ equity of $6.47 billion and 21,675 employees.

This Discussion and Analysis is part of our Quarterly Report on Form 10-Q to the Securities and Exchange Commission, or “SEC,” and updates our Annual Report on Form 10-K for the year ended December 31, 2005, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, both of which we previously filed with the SEC. You should read this Discussion and Analysis in conjunction with the financial information contained in these filings. Certain previously reported amounts presented in this Discussion and Analysis have been reclassified to conform to current period classifications.

We report two lines of business: Investment Servicing and Investment Management. Investment Servicing provides services for institutional customers worldwide, including mutual funds and collective investment funds, corporate and public retirement plans, insurance companies, foundations, endowments, and other investment pools. Investment Management offers a broad array of services for managing financial assets, including investment management and investment research services, primarily for institutional investors worldwide. Information about products and services provided by these lines of business is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 23 to the Consolidated Financial Statements in our 2005 10-K. Financial information about these business lines is provided in the “Line of Business Information” section of this Discussion and Analysis.

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States, or “GAAP.”  The preparation of financial statements requires management to make judgments in the application of certain of its accounting policies that involve significant estimates and assumptions about the effect of matters that are inherently uncertain. Accounting policies considered relatively more significant in this respect are accounting for lease financing, goodwill, income taxes and pension costs. Additional information about these accounting policies is included in the “Significant Accounting Estimates” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2005 10-K. There were no significant changes to these accounting policies during the first six months of 2006.

This Form 10-Q, particularly this Discussion and Analysis, contains forward-looking statements as defined by United States securities laws, including statements about the financial outlook and business environment. These statements are based on current expectations and involve a number of risks and uncertainties.

These risks and uncertainties include those related to changes in market interest rates, the values of global and regional securities markets, the extent of volatility in foreign currency exchange rates, the maintenance of adequate capital in accordance with regulatory requirements, the rate of individual savings, the pace of cross-border investment activity, the pace of customer outsourcing and our performance under outsourcing contracts, our success at integrating and converting acquisitions into our business, the impact of changes in tax legislation, the pace of pension reform, our compliance with

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

governmental regulation, the impact of regulatory limits on our investment in non-U.S. activities, the impact of investigations into the financial services industry, the adequacy of our business continuity and disaster recovery plans, our ability to anticipate and keep pace with rapid changes in technology, our success in protecting our proprietary rights, our access to capital markets, and the impact of worldwide economic conditions or failures of significant counterparties.

Additional information about important factors that could cause our actual financial results to differ materially from those indicated by any forward-looking statements is provided in our 2005 10-K, particularly in Item 1A, “Risk Factors.”  We undertake no obligation to revise the forward-looking statements contained in this Form 10-Q to reflect events after its filing date.

SUMMARY FINANCIAL INFORMATION

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions, except per share data)	2006	2005	% Change	2006	2005	% Change
Revenue:
Fee revenue	$1,375	$1,143	20	$2,635	$2,240	18
Net interest revenue after provision for loan losses	262	217	21	528	429	23
Gains on sales of available-for-sale investment securities, net	14	1		11	—
Total revenue	1,651	1,361	21	3,174	2,669	19
Total operating expenses	1,176	1,028	14	2,272	1,994	14
Income from continuing operations before income tax expense	475	333	43	902	675	34
Income tax expense from continuing operations	248	113		393	229
Income from continuing operations	227	220	3	509	446	14
Income from discontinued operations, net of taxes	—	—		10	—
Net income	$227	$220		$519	$446
Per Common Share:
Income from continuing operations:
Basic	$.69	$.67	3	$1.54	$1.35	14
Diluted	.68	.66	3	1.52	1.33	14
Net income:
Basic	.69	.67		1.57	1.35
Diluted	.68	.66		1.55	1.33
Cash dividends declared	.20	.18		.39	.35
Ratios:
From continuing operations:
Return on shareholders’ equity	14.0%	14.4%		15.8%	14.7%
Return on average assets	.85	.88		.97	.91
From net income:
Return on shareholders’ equity	14.0	14.4		16.1	14.7
Return on average assets	.85	.88		.99	.91

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

	As of
(Dollars in millions, unless otherwise indicated)	June 30, 2006	December 31, 2005
At Quarter End:
Investment securities	$59,599	$59,870
Loans and leases, net	8,690	6,464
Total assets	102,536	97,968
Total deposits	63,555	59,646
Long-term debt	2,599	2,659
Total shareholders’ equity	6,469	6,367
Closing price of common stock	$58.09	$55.44
Assets under custody (in billions)	$10,864	$10,121
Assets under management (in billions)	1,534	1,441
Number of employees	21,675	20,965
Ratios:
Year-to-date average shareholders’ equity to average assets	6.2%	6.2%
Tier 1 risk-based capital	11.0	11.7
Total risk-based capital	13.1	14.0
Tier 1 leverage	5.5	5.6
Tangible common equity to tangible total assets	4.6	4.8

OVERVIEW

Comparing the second quarter of 2006 with the second quarter of 2005, our total revenue grew 21% and total operating expenses were up 14%. Total fee revenue grew 20%, with the growth particularly strong in management fees and trading services fees, primarily foreign exchange trading revenue. In addition, net interest revenue was up  21% as a result of a more favorable mix of deposits and growth in the balance sheet due to customer demand. We continued to manage expenses in light of a dynamic market environment, and achieved positive operating leverage of 7%, which we define as the excess of the growth rate of total revenue over the growth rate of total operating expenses.

Second quarter 2006 diluted earnings per share of $.68 included tax-related charges of $.25 per share. These charges consisted of $.18 per share primarily related to the impact on income tax expense of the recently passed Tax Increase Prevention and Reconciliation Act, and $.07 per share related to an additional provision for the potential resolution of issues with the Internal Revenue Service, or “IRS,” with respect to our treatment of certain leveraged leases. These issues have been disclosed in our previous SEC filings. Excluding the $.25 per share of tax-related charges, diluted earnings per share were $.93 for the second quarter of 2006, a 41% increase from $.66 per share for the second quarter of 2005. Our effective tax rate for the second quarter of 2006 was 52.1%, compared to 34.0% for the second quarter of 2005. Additional information concerning the charges to income tax expense is included in the “Income Taxes” section of this Discussion and Analysis, and in Note 12 to the Consolidated Financial Statements in this Form 10-Q.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

For the first six months of 2006, total revenue growth was 19%, creating positive operating leverage of 5% when compared to 14% growth in total operating expenses. Diluted earnings per share of $1.55 for the first six months of 2006, up 17% from $1.33 for the first six months of 2005, included income of $.03 per share from discontinued operations, related to finalizing costs associated with our plan to divest our ownership interest in Bel Air Investment Advisors, or “Bel Air.” Additional information concerning the Bel Air divestiture is in Note 2 to the Consolidated Financial Statements in this Form 10-Q. Excluding the $.25 per share of tax-related charges, diluted earnings per share from continuing operations were $1.77 for the first six months of 2006, a 33% increase from $1.33 per share for the first six months of 2005.

In our 2005 10-K, we reaffirmed our financial goals for 2006. These financial goals are: (1) annual growth in operating-basis earnings per share from continuing operations of 10% to 15%; (2) annual growth in operating-basis revenue of 8% to 12%; and (3) annual operating-basis return on shareholders’ equity from continuing operations of 14% to 17%. Operating-basis results, as defined by management, include taxable-equivalent basis net interest revenue with a corresponding charge to income tax expense, and exclude the previously described tax-related charges. We measure our financial goals and related results on an operating basis to provide financial information that is comparable from period to period, and to present comparable financial trends with respect to our ongoing businesses and operations. We believe that this financial information facilitates the understanding and analysis of State Street’s ongoing activities in addition to financial information prepared in accordance with GAAP.

Our operating-basis financial performance for the first six months of 2006 supports our achievement of our financial goals. If the strength experienced in the first half of the year continues, our results for the full year may be at the high end of the ranges. However, certain factors, including those discussed below, could affect our financial results for the remainder of the year. While securities finance revenue was seasonally strong in the second quarter, and strong capital markets benefited second quarter trading services revenue, specifically foreign exchange trading revenue, the third quarter typically reflects reduced transaction volumes, and we saw a slowdown in capital markets activity toward the end of the second quarter. In addition, the short-term interest-rate environment will continue to be a challenge for us. Finally, balancing expense growth to support our strong revenue growth will continue to be challenging for the remainder of 2006. Information about risks and uncertainties that could cause our actual financial results to differ materially from our financial goals is included in Item 1A of our 2005 10-K.

RESULTS OF OPERATIONS

Revenue

Comparing the second quarter of 2006 to that of 2005, total revenue increased $290 million, or 21%. Fee revenue growth was $232 million, or 20%, with significant increases in management fees and trading services revenue. In addition, net interest revenue increased $45 million, or 21%, and gains on sales of available-for-sale securities increased $13 million. For the six months ended June 30, 2006, we achieved 19% growth in total revenue when compared with the comparable period in 2005. Fee revenue was up $395 million, or 18%. Net interest revenue was up $99 million, or 23%, and gains on sales of available-for-sale securities were up $11 million.

Fee Revenue

Servicing and management fees are a function of several factors, including the mix and volume of assets under custody and assets under management, securities positions held and the volume of portfolio

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

transactions, as well as the types of products and services used by customers, and are affected by changes in worldwide equity and fixed income valuations. In general, servicing fees are impacted, in part, by changes in daily average valuations of assets under custody, while management fees are impacted by changes in month-end valuations of assets under management. However, additional factors, such as transaction volumes, balance credits, customer minimum balances and other factors, may have a significant impact on this revenue. Management fee revenue is more sensitive to market valuations than servicing fee revenue. However, performance fees have become a larger component of management fee revenue over the past year and a half. Performance fees are generated when the performance of managed funds exceeds peer or equity market benchmarks specified in the management agreements.

We estimate, assuming all other factors remain constant, that a 10% increase or decrease in worldwide equity values would result in a corresponding change in our total revenue of approximately 2%. If fixed income security values were to increase or decrease by 10%, we would anticipate a corresponding change of approximately 1% in our total revenue.

Our market-driven revenue benefited during the second quarter of 2006 from continued strong capital and equity markets, as well as increased customer transaction volumes. Total fee revenue consisted of the following for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2006	2005	% Change	2006	2005	% Change
Servicing fees	$683	$618	11	$1,340	$1,217	10
Management fees	232	173	34	452	350	29
Trading services	258	169	53	488	336	45
Securities finance	128	113	13	209	183	14
Processing fees and other	74	70	6	146	154	(5)
Total fee revenue	$1,375	$1,143	20	$2,635	$2,240	18

Servicing fees are derived from custody, product- and participant-level accounting, daily pricing and administration; recordkeeping; investment manager and hedge fund manager operations outsourcing; master trust and master custody; and performance, risk and compliance analytics. The increases in servicing fees in the quarterly and six-month comparisons were driven by new business, including successful cross-selling to existing customers, as well as higher equity market valuations and higher transaction volumes.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Total assets under custody were $10.86 trillion at June 30, 2006, up 7% from $10.12 trillion at December 31, 2005, and up 13% compared with $9.62 trillion at June 30, 2005. The daily average values for the S&P 500 Index were up 8%, and for the MSCI® EAFE Index were up 25%, for the second quarter of 2006 compared with the prior year quarter.

ASSETS UNDER CUSTODY	June 30,	December 31,
(Dollars in billions)	2006	2005
Customers in the U.S.:
Mutual funds	$4,163	$3,891
Pensions, insurance and other investment pools	4,309	4,136
Customers outside the U.S.	2,392	2,094
Total	$10,864	$10,121
Financial instrument mix:
Equities	$5,396	$4,814
Fixed income	3,891	3,797
Short-term and other investments	1,577	1,510
Total	$10,864	$10,121

The increases in investment management fees for the three- and six-month comparisons reflected increased net new business, partly the result of the introduction of more quantitative active strategies over the past year, improved average month-end equity valuations and higher performance fees compared to 2005. Total assets under management were $1.53 trillion at June 30, 2006, up from $1.44 trillion at December 31, 2005 and $1.37 trillion at June 30, 2005, reflecting higher equity market valuations and new business.

ASSETS UNDER MANAGEMENT	June 30, 2006	December 31, 2005
(Dollars in billions)
Equities:
Passive	$596	$602
Active	183	172
Employer securities	78	76
Fixed income	174	155
Money market	503	436
Total	$1,534	$1,441

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The following table presents a roll-forward of assets under management for the twelve months ended June 30, 2006.

Assets Under Management
(Dollars in billions)
June 30, 2005	$1,367
Net new business	7
Market appreciation	67
December 31, 2005	1,441
Net new business	29
Market appreciation	64
June 30, 2006	$1,534

Trading services revenue, which includes foreign exchange trading and brokerage and other trading fees, was up 53% for the second quarter and 45% for the first six months of 2006, compared to the same periods in 2005. Foreign exchange trading revenue, which benefited from strong capital markets for most of the second quarter, increased 63% compared to the prior year quarter, reflecting higher volumes, a favorable change in the mix of transactions and higher customer-weighted currency volatilities. Brokerage and other trading fees increased 29% compared to the prior year quarter, primarily as a result of increases in U.S. transition management business. In the six-month comparison, foreign exchange trading revenue increased 57%, driven by higher volumes and a favorable transaction mix, while customer-weighted currency volatilities were flat over the six-month period. Brokerage and other trading fees were up 20%.

Securities finance revenue for the second quarter of 2006 increased 13% compared to the second quarter of 2005, and 14% for the six months, driven by  21% and 18% increases, respectively, in the average volume of securities lent, somewhat offset by declines in interest-rate spreads. Securities finance revenue typically benefits from high-volume seasonality in the second quarter of each year.

Processing fees and other revenue increased 6% in the quarterly comparison, reflecting higher fees from structured financing products, and decreased 5% in the six-month comparison due to declines in fees from Deutsche Bank, as GSS client deposits were converted to our systems, as well as lower income from other types of investments, none of which was material, in the early part of this year.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Net Interest Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2006	2005	% Change	2006	2005	% Change
Interest revenue	$1,034	$693	49	$1,995	$1,296	54
Interest expense	772	476	62	1,467	867	69
Net interest revenue	262	217	21	528	429	23
Provision for loan losses	—	—		—	—
Net interest revenue after provision for loan losses	$262	$217	21	$528	$429	23
Net interest revenue, taxable-equivalent basis(1)	$275	$228	21	$552	$451	22

(1)             Taxable-equivalent adjustment was computed using a federal income tax rate of 35%, adjusted for applicable state income taxes, net of the related federal tax benefit. Taxable-equivalent adjustments included in taxable-equivalent basis net interest revenue in the preceding table, and in the rates earned on interest-earning assets in the table below were $13 million and $11 million for the second quarters of 2006 and 2005, respectively, and $24 million and $22 million for the first six months of 2006 and 2005, respectively.

The $45 million, or 21%, increase in net interest revenue for the second quarter of 2006, and the $99 million, or 23%, increase for the first six months, were principally due to a more favorable mix of deposits, particularly with respect to non-U.S. deposits, growth in the size of our balance sheet, and the impact of our previous investment securities portfolio repositioning. Our repositioning of the portfolio has resulted in investments in higher yielding securities. At June 30, 2006, our investment securities portfolio included a higher percentage of collateralized mortgage obligations and floating-rate, asset-backed securities compared to a year earlier, and a lower percentage of U.S. Treasuries and direct obligations of federal agencies. The shift in the portfolio was designed to better position State Street in a rising short-term interest-rate environment without significantly increasing credit risk, as we continued to invest conservatively in AAA and AA rated securities. AAA and AA rated securities comprised approximately 95% of our investment securities portfolio at June 30, 2006, with 88% AAA rated.

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
(Dollars in millions)	Average Balance	Rate(1)	Average Balance	Rate(1)	Average Balance	Rate(1)	Average Balance	Rate(1)
Interest-earning assets	$91,764	4.57%	$87,856	3.21%	$91,452	4.45%	$87,207	3.04%
Interest-bearing liabilities	83,953	3.68	79,726	2.39	83,114	3.56	78,319	2.23
Excess of rate earned over rate paid		.89%		.82%		.89%		.81%
Net interest margin		1.20%		1.04%		1.22%		1.04%

(1)             Taxable-equivalent basis

For the remainder of 2006, several factors could affect our net interest revenue and margin, including continued actions by the Federal Reserve to manage short-term interest rates; the slope of the yield curve; tighter interest-rate spreads on the reinvestment of proceeds from maturities of investment securities; and our maintenance of the high credit quality of the investment securities portfolio.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Gains on Sales of Available-for-Sale Securities

We realized net gains of $14 million on sales of available-for-sale securities in the second quarter of 2006, compared with a net gain of $1 million in the 2005 quarter. For the first six months of 2006, net gains on sales of securities were $11 million compared with no material gain/loss for the same period in 2005.

Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2006	2005	% Change	2006	2005	% Change
Salaries and employee benefits	$684	$552	24	$1,319	$1,076	23
Information systems and communications	129	121	7	261	247	6
Transaction processing services	134	112	20	254	220	15
Occupancy	95	114	(17)	188	206	(9)
Other	134	129	4	250	245	2
Total operating expenses	$1,176	$1,028	14	$2,272	$1,994	14
Number of employees at quarter end	21,675	20,075

Salaries and employee benefits expense was up 24% for the second quarter of 2006, and 23% for the six months, compared to the same periods in 2005, reflecting increased incentive compensation due to improved performance, an increase in headcount and related benefit costs to service new business won last year, and planned increases in benefits costs.

Information systems and communications expense for the second quarter of 2006 increased 7% compared to the second quarter of 2005, and 6% in the year-to-date comparison, due to continued investments in our global infrastructure. Transaction processing expense increased 20% for the second quarter of 2006 compared to a year earlier and 15% in the year-to-date comparison, due to higher volumes in our Investment Servicing business. Occupancy expense decreased 17% in the quarterly comparison and 9% on a year-to-date basis, primarily due to the absence of the $26 million charge recorded in the second quarter of 2005 related to a sub-lease agreement for 160,000 square feet in our headquarters building. Absent this charge, occupancy expense was $88 million and $180 million for the three and six months ended June 30, 2005, respectively. Occupancy expense for the 2006 periods, compared to these amounts, increased 8% for the quarter and 4% for the six months, both primarily the result of increased facility operations costs.

Income Taxes

We recorded income tax expense of $248 million for the second quarter of 2006, up from $113 million for the second quarter of 2005. The increase was the result of higher pre-tax earnings and additional provisions related to leveraged leases as discussed below. For the first six months of 2006, income tax expense was $393 million compared to $229 million for the 2005 period. During the first quarter of 2006, we also recorded income tax expense of $6 million related to the $16 million of income from discontinued operations.

The effective tax rate for the second quarter of 2006 was 52.1%, compared to 34.0% for the second quarter of 2005. The effective tax rate for the third and fourth quarters of 2006 is expected to be 34.6%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

During the second quarter of 2006, the Tax Increase Prevention and Reconciliation Act repealed the federal income tax exclusion which was previously allowed for a portion of the income generated from certain leveraged leases of aircraft. This repeal takes effect on January 1, 2007. As a result of this legislation, and in accordance with existing lease accounting standards, we recalculated the allocation of the components of leasing-related income over the terms of the affected leases and cumulatively adjusted the income tax expense we had previously accrued. We recorded a non-cash charge to income tax expense of approximately $59 million, or $.18 per share, in the second quarter of 2006 primarily related to the impact of this legislation.

In addition, during the second quarter of 2006, we recorded an additional provision of approximately $24 million, or $.07 per share, to accrue for the potential resolution of issues with the IRS regarding the treatment of lease-in-lease-out, or “LILO,” and sale-in-lease-out, or “SILO,” transactions. We have disclosed these issues in our previous SEC filings. At June 30, 2006, management believes we are sufficiently reserved for this exposure.

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

The following is a summary of line of business results from continuing operations. The results for the six months ended June 30, 2006 exclude the income from discontinued operations related to our divestiture of Bel Air described in the “Overview” section of this Discussion and Analysis.

	For the Three Months Ended June 30,
	Investment Servicing		Investment Management		Total
(Dollars in millions, except where otherwise noted)	2006	2005	2006	2005	2006	2005
Fee Revenue:
Servicing fees	$683	$618			$683	$618
Management fees	—	—	$232	$173	232	173
Trading services	258	169	—	—	258	169
Securities finance	97	88	31	25	128	113
Processing fees and other	57	53	17	17	74	70
Total fee revenue	1,095	928	280	215	1,375	1,143
Net interest revenue after provision for loan losses	231	199	31	18	262	217
Gains on sales of available-for-sale investment securities, net	14	1	—	—	14	1
Total revenue	1,340	1,128	311	233	1,651	1,361
Operating expenses	973	873	203	155	1,176	1,028
Income from continuing operations before income taxes	$367	$255	$108	$78	$475	$333
Pre-tax margin	28%	23%	34%	33%
Average assets (in billions)	$104.0	$97.2	$2.9	$2.9	$106.9	$100.1

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

	For the Six Months Ended June 30,
	Investment Servicing		Investment Management		Total
(Dollars in millions, except where otherwise noted)	2006	2005	2006	2005	2006	2005
Fee Revenue:
Servicing fees	$1,340	$1,217			$1,340	$1,217
Management fees	—	—	$452	$350	452	350
Trading services	488	336	—	—	488	336
Securities finance	158	142	51	41	209	183
Processing fees and other	112	116	34	38	146	154
Total fee revenue	2,098	1,811	537	429	2,635	2,240
Net interest revenue after provision for loan losses	470	393	58	36	528	429
Gains on sales of available-for-sale investment securities, net	11	—	—	—	11	—
Total revenue	2,579	2,204	595	465	3,174	2,669
Operating expenses	1,883	1,676	389	318	2,272	1,994
Income from continuing operations before income taxes	$696	$528	$206	$147	$902	$675
Pre-tax margin	27%	24%	35%	32%
Average assets (in billions)	$102.5	$96.0	$2.9	$2.9	$105.4	$98.9

Investment Servicing

Total revenue for the three and six months ended June 30, 2006 increased $212 million, or 19%, and $375 million, or 17%, respectively, compared to the same periods in 2005. Total fee revenue for the three and six months ended June 30, 2006 increased $167 million, or 18%, and $287 million, or 16%, respectively, compared to the 2005 periods, with the increases primarily attributable to growth in servicing fees, trading services revenue and securities finance revenue, partly offset in the six-month comparison by a slight decline in processing fees and other revenue. Servicing fees and trading services revenue for Investment Servicing comprise the consolidated amounts for State Street, and securities finance revenue and processing fees and other revenue comprise just over 76% of these types of revenue reflected in our consolidated results. Refer to the “Results of Operations—Fee Revenue” section of this Discussion and Analysis for additional information about the growth in these types of fee revenue.

Net interest revenue for the three and six months ended June 30, 2006, increased $32 million, or 16%, and $77 million, or 20%, respectively, compared to the 2005 periods. The increases were principally due to a more favorable mix of deposits, particularly with respect to non-U.S. deposits, growth in average balance sheet volumes, and the impact of the investment securities portfolio repositioning.

Operating expenses for the second quarter and first six months of 2006 increased $100 million, or 11%, and $207 million, or 12%, respectively, compared to the 2005 periods.  The increases were primarily attributable to higher salaries and employee benefits expenses, reflecting increased incentive compensation related to improved performance, an increase in headcount and related benefit costs to service new business won last year, and planned increases in benefits costs. In addition, higher volumes for this line of business resulted in higher transaction processing expense.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Investment Management

Total revenue for the three and six months ended June 30, 2006, increased $78 million, or 33%, and $130 million, or 28%, from the comparable periods in 2005, with the increases primarily driven by growth in management fees and securities finance revenue. In the six-month comparison, processing fees and other revenue declined slightly from 2005. Fees from investment management, delivered through State Street Global Advisors, increased $59 million, or 34%, and $102 million, or 29%, compared to the 2005 periods. These fees comprise the consolidated amounts for State Street. Refer to the “Results of Operations—Fee Revenue” section of this Discussion and Analysis for additional information. The 24% improvement in securities finance revenue in both the three- and six-month comparisons reflected a higher volume of securities lent.

Operating expenses for the three and six months ended June 30, 2006 increased $48 million, or 31%, and $71 million, or 22%, from the comparable periods in 2005, primarily reflecting higher salaries and benefits costs, which resulted from increased incentive compensation resulting from improved performance.

FINANCIAL CONDITION

Capital

Regulatory Capital

Our objective with respect to regulatory capital management is to maintain a strong capital base in order to provide financial flexibility for our business needs, including funding corporate growth and supporting customers’ cash management needs, and to provide protection against loss to depositors and creditors. We strive to maintain an optimal level of capital, commensurate with our risk profile, on which an attractive return to shareholders will be realized over both the short and long term, while protecting our obligations to depositors and creditors and satisfying regulatory requirements. You can obtain additional information about our capital management process in the Financial Condition section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2005 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

At June 30, 2006, State Street and State Street Bank and Trust Company, or “State Street Bank,” met all capital adequacy requirements to which they were subject. The regulatory capital amounts and ratios were as follows at June 30, 2006, and December 31, 2005:

	Regulatory Guidelines(1)
		Well	State Street		State Street Bank
(Dollars in millions)	Minimum	Capitalized	2006	2005	2006	2005
Tier 1 risk-based capital ratio	4%	6%	11.0%	11.7%	9.8%	10.3%
Total risk-based capital ratio	8	10	13.1	14.0	11.8	12.5
Tier 1 leverage ratio	4	5	5.5	5.6	5.3	5.4
Tier 1 capital			$5,780	$5,511	$4,964	$4,738
Total capital			6,855	6,617	5,961	5,720
Adjusted risk-weighted assets and market-risk equivalents:
Balance sheet risk-weighted assets			$31,746	$27,288	$29,898	$25,965
Off-balance sheet equivalent risk-weighted assets			20,256	19,586	20,262	19,602
Market-risk equivalents			457	361	400	351
Total			$52,459	$47,235	$50,560	$45,918
Quarterly average adjusted assets			$105,874	$98,970	$93,311	$87,667

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

At June 30, 2006, State Street’s and State Street Bank’s tier 1 and total risk-based capital ratios were down from year-end 2005. Growth in capital was outpaced by growth in on-balance sheet risk-weighted assets, primarily increases in loans and other assets, as well as an increase in off-balance sheet equivalent risk-weighted assets. Both ratios for State Street and State Street Bank exceeded the regulatory minimum and well-capitalized thresholds.

In June 2004, the Basel Committee on Banking Supervision released the final version of its capital adequacy framework, known as Basel II. U.S. banking regulatory agencies must now apply international risk-based capital guidance to rules to be implemented in the U.S. In March 2006, the Federal Reserve released a draft of proposed new rules which are subject to finalization by U.S. banking regulators. The proposed rules are expected to be formally issued before the end of the third quarter of 2006, and are subject to a 120-day comment period. We will be subject to the new rules along with other large, internationally active U.S. institutions. To foster readiness for the implementation of Basel II, we established and are executing a comprehensive implementation program to achieve Basel II compliance. At this time, we cannot predict the final form of the rules in the U.S., nor their impact on State Street’s or State Street Bank’s risk-based capital.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

On March 16, 2006, the Board of Directors, or “Board,” authorized a new program for the purchase of up to 15 million shares of common stock for general corporate purposes, including mitigating the dilutive impact of shares issued under employee benefit programs, and canceled its authorization for purchases of common stock remaining under a previous program authorized in 2005. During the second quarter of 2006, we purchased approximately 2.8 million shares of our common stock under the new program. As of June 30, 2006, 12.2 million shares remained available for future purchase under the new program. During the first quarter of 2006, we purchased approximately 2.9 million shares of our common stock under the previously authorized program. We employ third-party broker-dealers to acquire shares on the open market in connection with our stock purchase program. See Part II, Item 2 of this Form 10-Q for additional information.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The framework and methodologies used to quantify capital for each of the risk types have been developed by our Enterprise Risk Management and Global Treasury groups and are designed to be generally consistent with our risk management principles. This framework has been approved by senior management and has been reviewed by the Executive Committee of the Board. Due to the evolving nature of quantification techniques, we expect to continue refining the methodologies used to estimate our economic capital requirements, which could result in a different amount of capital needed to support our risk profile.

Liquidity

The objective of liquidity management is to ensure that we have the ability to meet our financial obligations in a timely and cost-effective manner, and that we maintain sufficient flexibility to fund strategic corporate initiatives as they arise. Effective management of liquidity involves assessing the potential mismatch between the future cash needs of our customers and our available sources of cash under normal and adverse economic and business conditions. Uses of liquidity consist primarily of meeting deposit withdrawals and funding outstanding commitments to extend credit as they are drawn upon. Liquidity is provided by the maintenance of broad access to the global capital markets and by our balance sheet asset structure. You can obtain additional information about our liquidity management process in the Financial Condition section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2005 10-K.

Material risks to the sources of short-term liquidity would include, among other things, rating agency downgrades of our deposits and debt securities below investment-grade level, which would restrict our ability to access the funding markets and may lead to withdrawals of unsecured deposits by our customers. In addition, a large volume of unanticipated funding requirements, such as draw-downs under liquidity asset purchase agreements or large draw-downs of existing lines or letters of credit, could require additional liquidity. As of June 30, 2006, there were no circumstances that management considered reasonably likely to occur that would adversely impact our sources of short-term liquidity.

While maintenance of a high investment-grade credit rating is of primary importance to our liquidity management process, on-balance sheet liquid assets represent significant liquidity that we can directly control, and provide a source of cash in the form of principal maturities and the ability to borrow from the capital markets using our securities as collateral. As of June 30, 2006, our net liquid assets totaled $39.93 billion. Securities carried at $29.90 billion as of June 30, 2006 were designated as pledged for public and trust deposits, borrowed funds and for other purposes as provided by law, and are excluded from the calculation of liquid assets.

Based upon our level of liquid assets and our ability to access the capital markets for additional funding when necessary, including our ability to issue debt and equity securities under our current universal shelf registration, management considers overall liquidity at June 30, 2006, to be more than sufficient to meet State Street’s current commitments and business needs, including accommodating the transaction and cash management needs of our customers.

At June 30, 2006, we had $841 million of pre-tax net unrealized losses on available-for-sale investment securities, due primarily to the impact of rising short-term interest rates. Pre-tax net unrealized losses on available-for-sale securities at December 31, 2005 were $475 million. Management considers the aggregate decline in fair value at June 30, 2006 to be temporary. Additional information about our management of the investment securities portfolio is included in the “Financial Condition—Investment Securities” section

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

of Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 3 to the Consolidated Financial Statements in our 2005 Form 10-K.

We maintain an effective universal shelf registration that allows for the offering and sale of unsecured debt securities, capital securities, common stock, depositary shares and preferred stock, and warrants to purchase such securities, including any shares into which the preferred stock and depositary shares may be convertible, or any combination thereof. In addition, we can issue commercial paper with an aggregate limit of $3 billion and with original maturities of up to 270 days from the date of issue. At June 30, 2006, we had $1.04 billion of commercial paper outstanding, compared to $864 million at December 31, 2005.

State Street Bank has authority to issue bank notes with an aggregate limit of $750 million and with original maturities ranging from 14 days to five years. At June 30, 2006, no notes payable were outstanding and all $750 million was available for issuance. In addition, State Street Bank currently has authority to issue up to $1 billion of subordinated bank notes.

State Street Bank currently maintains a line of credit with a financial institution of CAD $800 million, or approximately $717 million, to support its Canadian securities processing operations. The line of credit has no stated termination date and is cancelable by either party with prior notice. As of June 30, 2006, there was no balance due on this line of credit.

Risk Management

We employ a comprehensive and well-integrated risk management function to identify, assess, measure and control the risks in our global businesses. The measurement, monitoring and mitigation of risks are essential to the financial performance and successful management of State Street’s businesses. These risks, if not effectively managed, can result in current losses to State Street as well as erosion of our capital and damage to our reputation. You can obtain additional information about our process for managing market risk for both our trading and asset and liability management activities, as well as credit risk, operational risk and business risk, in the Financial Condition section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2005 10-K.

Market Risk

Market risk is defined as the risk of adverse financial impact due to fluctuations in interest rates, foreign exchange rates and other market-driven rates or prices. State Street is exposed to market risk in both its trading and non-trading (asset and liability management) activities. Market risk management related to these activities applies to both on-balance sheet and off-balance sheet exposures.

Trading Activities:

We primarily engage in trading and investment activities to serve our customers’ needs and to contribute to overall corporate earnings and liquidity. In the conduct of these activities, we are subject to, and assume, market risk. The level of market risk that we assume is a function of our overall objectives and liquidity needs, customer requirements and market volatility.

We use a variety of derivative financial instruments to support customers’ needs, conduct trading activities and manage our interest-rate and currency risk. These activities are designed to create trading revenue or hedge volatility in net interest revenue. In addition, we provide services related to derivative financial instruments in our role as both a manager and a servicer of financial assets.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Our customers use derivative financial instruments to manage the financial risks associated with their investment goals and business activities. With the growth of cross-border investing, customers have an increasing need for foreign exchange forward contracts to convert currency for international investment and to manage the currency risk in their international investment portfolios. As an active participant in the foreign exchange markets, we provide foreign exchange forward contracts and options in support of these customer needs.

As part of our trading activities, we assume positions in the foreign exchange and interest-rate markets by buying and selling cash instruments and using derivative financial instruments, including foreign exchange forward contracts, foreign exchange and interest-rate options, and interest-rate swaps. As of June 30, 2006, the aggregate notional amount of these derivative financial instruments was $529.36 billion, of which $502.09 billion related to foreign exchange forward contracts. In the aggregate, long and short foreign exchange forward positions are closely matched to minimize currency and interest-rate risk. All foreign exchange contracts are valued daily at current market rates.

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

The following table presents value-at-risk with respect to our trading activities, as measured by our value-at-risk methodology for the periods indicated:

VALUE-AT-RISK
(Dollars in millions)	Average	Maximum	Minimum
Six months ended June 30, 2006:
Foreign exchange products	$1.7	$4.3	$.7
Interest rate products	1.2	1.8	.7
Six months ended June 30, 2005:
Foreign exchange products	$1.4	$3.3	$.6
Interest rate products	1.2	3.0	.3

We compare daily profits and losses from trading activities to the estimated one-day value at risk. This information is reviewed and used to assure that the value-at-risk model is properly calibrated and that all relevant trading positions are taken into account.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

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

With respect to our non-U.S. operations, non-U.S. dollar denominated customer liabilities have become an increasingly significant portion of our consolidated balance sheet. We use two methods to reduce foreign currency translation risk: (1) we invest in interest-bearing deposits with multinational financial institutions in the same currency as the customer liability; and (2) we invest in U.S.-dollar investment securities after conversion from local currencies into U.S. dollars using spot and forward foreign exchange contacts.

To measure, monitor and report on our interest-rate risk position, we use NIR simulation, or “NIR-at-risk,” which measures the impact on NIR over the next twelve months to immediate, or “rate shock,” and slow, or “rate ramp,” changes in market interest rates, and we use the economic value of equity, or “EVE,” which measures the impact on the present value of all NIR-related principal and interest cash flows of an immediate change in interest rates. NIR-at-risk is designed to measure the potential impact of changes in market interest rates on net interest revenue in the short term. EVE, on the other hand, is a long-term view of interest-rate risk, but with a liquidation view of State Street.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The following table presents the estimated exposure of NIR for the next twelve months, calculated as of June 30, 2006, March 31, 2006 and December 31, 2005, due to an immediate ± 100 basis point shift in then-current interest rates. Estimated incremental exposures set forth below are dependent on management’s assumptions about asset and liability sensitivities under various interest-rate scenarios, such as those previously discussed, and do not reflect any actions management may undertake in order to mitigate some of the adverse effects of interest-rate changes on State Street’s financial performance.

NIR-AT-RISK	Estimated Exposure
(Dollars in millions)	to Net Interest Revenue
	June 30, 2006	March 31, 2006	December 31, 2005
Rate Change
+100 bps shock	$(84)	$(86)	$(58)
- 100 bps shock	23	23	(5)
+100 bps ramp	(58)	(43)	(35)
- 100 bps ramp	20	19	9

The following table presents estimated EVE exposures, calculated as of June 30, 2006, March 31, 2006 and December 31, 2005, assuming an immediate and prolonged shift in interest rates, the impact of which would be spread over a number of years.

ECONOMIC VALUE OF EQUITY	Estimated Exposure
(Dollars in millions)	to Economic Value of Equity
	June 30, 2006	March 31, 2006	December 31, 2005
Rate Change
+200 bps shock	$(765)	$(891)	$(714)
- 200 bps shock	210	269	138

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

One of the most significant assumptions underlying our modeling methodologies and the level of our NIR is the sensitivity of our balance sheet liabilities, such as deposits, to movements in market interest rates. Customer deposit balances and related interest rates are an important element of the profitability of the overall customer relationship. Generally, we invest customer deposits in money-market assets and high-quality investment securities, the mix of which is determined by the interest-rate and balance sensitivities of customer deposits under a variety of economic environments. We regularly assess the characteristics of customer liabilities by product, geography, currency and customer type to ensure that the characteristics have not materially changed in a way that would create material risk to our NIR and net interest margin.

Credit Risk

Credit and counterparty risk is defined as the risk of financial loss if a borrower or counterparty is either unable or unwilling to repay borrowings or settle in accordance with contractual terms. The

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

extension of credit and acceptance of counterparty risk by State Street are governed by corporate guidelines based on the prospective customer’s risk profile, the markets served, counterparty and country concentrations, and regulatory compliance. Our focus on large institutional investors and their businesses requires that we assume concentrated credit risk in a variety of forms to certain highly rated entities. This concentration risk is mitigated by comprehensive guidelines and procedures to monitor and manage all aspects of credit and counterparty risk that we undertake.

At June 30, 2006, total gross loans and leases were $8.71 billion compared to $6.48 billion at December 31, 2005, reflecting a large increase in daily overdrafts, which primarily result from securities settlement advances related to customer investment activities. Overdrafts included in total gross loans were $5.65 billion and $3.41 billion at June 30, 2006 and December 31, 2005, respectively. Average overdrafts were approximately $5.08 billion and $4.45 billion for the second quarter and first six months of 2006, respectively, and approximately $2.85 billion and $2.70 billion for the second quarter and first six months of 2005, respectively. These balances do not represent a significant increase in credit risk because of their short-term nature, which is generally overnight, the lack of significant concentration and their occurrence in the normal course of the securities settlement process. The allowance for loan losses was $18 million at June 30, 2006, December 31, 2005 and June 30, 2005.

Non-performing assets at June 30, 2006 and December 31, 2005 were $4 million, consisting of one impaired investment security. In addition to credit risk in our investment and loan and lease portfolios, we assume credit and counterparty risk in other on- and off-balance sheet exposures.

Off-Balance Sheet Arrangements

Information related to off-balance sheet arrangements is in Notes 5, 6 and 8 to the Consolidated Financial Statements in this Form 10-Q.

Recent Accounting Developments

On July 13, 2006, the FASB issued FASB Staff Position, or “FSP,” No. FAS 13-2, Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction. The FSP, which must be applied beginning on January 1, 2007, requires that the recognition of lease income over the term of a lease be recalculated if there is a change in the expected timing of tax-related cash flows. The cumulative effect of applying the provisions of the FSP must be recorded as an adjustment to the beginning balance of retained earnings as of January 1, 2007. Our application of the FSP’s provisions to certain of our leveraged leases will result in an after-tax reduction of the beginning balance of retained earnings on January 1, 2007, in the range of $190 million to $240 million. Future income from the affected leases is expected to increase over the remaining terms of the affected leases by an amount approximately equal to the after-tax reduction.

Information related to other recent accounting developments is in Note 1 to the Consolidated Financial Statements in this Form 10-Q.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is included in the “Risk Management—Market Risk” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

CONTROLS AND PROCEDURES

State Street has established and maintains disclosure controls and other procedures that are designed to ensure that material information relating to State Street and its subsidiaries on a consolidated basis required to be disclosed in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to State Street management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. For the fiscal quarter ended June 30, 2006, State Street carried out an evaluation, under the supervision and with the participation of State Street management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of State Street’s disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that State Street’s disclosure controls and procedures were effective as of June 30, 2006.

State Street has also established and maintains internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In the ordinary course of business, State Street routinely enhances its internal controls and procedures for financial reporting by either upgrading its current systems or implementing new systems. Changes have been made and will be made to State Street’s internal controls and procedures for financial reporting as a result of these efforts. During the quarter ended June 30, 2006, there was no change in State Street’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, State Street’s internal control over financial reporting.

STATE STREET CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share information)	2006	2005	2006	2005
Fee Revenue:
Servicing fees	$683	$618	$1,340	$1,217
Management fees	232	173	452	350
Trading services	258	169	488	336
Securities finance	128	113	209	183
Processing fees and other	74	70	146	154
Total fee revenue	1,375	1,143	2,635	2,240
Net Interest Revenue:
Interest revenue	1,034	693	1,995	1,296
Interest expense	772	476	1,467	867
Net interest revenue	262	217	528	429
Provision for loan losses	—	—	—	—
Net interest revenue after provision for loan losses	262	217	528	429
Gains on sales of available-for-sale investment securities, net	14	1	11	—
Total revenue	1,651	1,361	3,174	2,669
Operating Expenses:
Salaries and employee benefits	684	552	1,319	1,076
Information systems and communications	129	121	261	247
Transaction processing services	134	112	254	220
Occupancy	95	114	188	206
Other	134	129	250	245
Total operating expenses	1,176	1,028	2,272	1,994
Income from continuing operations before income tax expense	475	333	902	675
Income tax expense from continuing operations	248	113	393	229
Income from continuing operations	227	220	509	446
Income from discontinued operations before income tax expense	—	—	16	—
Income tax expense from discontinued operations	—	—	6	—
Income from discontinued operations	—	—	10	—
Net income	$227	$220	$519	$446
Earnings Per Share From Continuing Operations:
Basic	$.69	$.67	$1.54	$1.35
Diluted	.68	.66	1.52	1.33
Income Per Share From Discontinued Operations:
Basic	$—	$—	$.03	$—
Diluted	—	—	.03	—
Earnings Per Share:
Basic	$.69	$.67	$1.57	$1.35
Diluted	.68	.66	1.55	1.33
Average Shares Outstanding (in thousands):
Basic	330,804	330,118	331,777	330,837
Diluted	335,879	334,090	336,102	334,216
Cash Dividends Declared Per Share	$.20	$.18	$.39	$.35

The accompanying condensed notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION

CONSOLIDATED STATEMENT OF CONDITION

(Dollars in millions)	June 30, 2006	December 31, 2005
	(Unaudited)	(Note 1)
Assets:
Cash and due from banks	$4,580	$2,684
Interest-bearing deposits with banks	7,634	11,275
Securities purchased under resale agreements	10,786	8,679
Trading account assets	998	764
Investment securities available for sale (including securities pledged of $29,897 and $26,573)	55,071	54,979
Investment securities held to maturity (fair value of $4,375 and $4,815)	4,528	4,891
Loans and leases (net of allowance of $18)	8,690	6,464
Premises and equipment	1,541	1,453
Accrued income receivable	1,468	1,364
Goodwill	1,359	1,337
Other intangible assets	463	459
Other assets	5,418	3,619
Total assets	$102,536	$97,968
Liabilities:
Deposits:
Noninterest-bearing	$9,944	$9,402
Interest-bearing—U.S.	2,349	2,379
Interest-bearing—Non-U.S.	51,262	47,865
Total deposits	63,555	59,646
Securities sold under repurchase agreements	19,393	20,895
Federal funds purchased	1,811	1,204
Other short-term borrowings	1,351	1,219
Accrued taxes and other expenses	2,653	2,632
Other liabilities	4,705	3,346
Long-term debt	2,599	2,659
Total liabilities	96,067	91,601
Commitments and contingencies (Note 5)
Shareholders’ Equity:
Preferred stock, no par: authorized 3,500,000 shares; issued none
Common stock, $1 par: authorized 500,000,000 shares, issued 337,126,000 and 337,126,000 shares	337	337
Surplus	308	266
Retained earnings	6,579	6,189
Accumulated other comprehensive loss	(377)	(231)
Treasury stock, at cost (6,495,000 and 3,501,000 shares)	(378)	(194)
Total shareholders’ equity	6,469	6,367
Total liabilities and shareholders’ equity	$102,536	$97,968

The accompanying condensed notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock			Retained	Accumulated Other Comprehensive	Treasury Stock
(Dollars in millions, shares in thousands)	Shares	Amount	Surplus	Earnings	(Loss) Income	Shares	Amount	Total
Balance at December 31, 2004	337,126	$337	$289	$5,590	$92	3,481	$(149)	$6,159
Comprehensive income:
Net income				446				446
Change in net unrealized gain/loss on available-for-sale securities, net of related taxes of $(28) and reclassification adjustment					(41)			(41)
Foreign currency translation, net of related taxes of $(36)					(95)			(95)
Change in net unrealized gain/loss on hedges of net investments in non-U.S. subsidiaries, net of related taxes of $16					30			30
Change in minimum pension liability, net of related taxes of $5					6			6
Change in unrealized gain/loss on cash flow hedges, net of related taxes of $2					2			2
Total comprehensive income				446	(98)			348
Cash dividends declared ($.35 per share)				(116)				(116)
Common stock acquired						5,075	(232)	(232)
Common stock issued pursuant to:
Stock awards and options exercised, including tax benefit of $9			(2)			(2,107)	90	88
Other						(22)	1	1
Balance at June 30, 2005	337,126	$337	$287	$5,920	$(6)	6,427	$(290)	$6,248
Balance at December 31, 2005	337,126	$337	$266	$6,189	$(231)	3,501	$(194)	$6,367
Comprehensive income:
Net income				519				519
Change in net unrealized gain/loss on available-for-sale securities, net of related taxes of $(153) and reclassification adjustment					(213)			(213)
Foreign currency translation, net of related taxes of $30					62			62
Change in net unrealized gain/loss on hedges of net investments in non-U.S. subsidiaries, net of related taxes of $(9)					(16)			(16)
Change in minimum pension liability, net of related taxes of $3					4			4
Change in unrealized gain/loss on cash flow hedges, net of related taxes of $11					17			17
Total comprehensive income				519	(146)			373
Cash dividends declared ($.39 per share)				(129)				(129)
Common stock acquired						5,782	(368)	(368)
Common stock received under COVERS contracts			30			1,199	(26)	4
Common stock issued pursuant to:
Stock awards and options exercised, including tax benefit of $23			12			(3,983)	209	221
Other						(4)	1	1
Balance at June 30, 2006	337,126	$337	$308	$6,579	$(377)	6,495	$(378)	$6,469

The accompanying condensed notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
(Dollars in millions)	2006	2005
Operating Activities:
Net income	$519	$446
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash adjustments for depreciation, amortization, and deferred income tax expense	237	266
Income from discontinued operations	(16)	—
Securities gains, net	(11)	—
Change in trading account assets, net	(178)	(60)
Other, net	(322)	891
Net Cash Provided by Operating Activities	229	1,543
Investing Activities:
Net decrease in interest-bearing deposits with banks	3,641	5,906
Net (increase) decrease in securities purchased under resale agreements and federal funds sold	(2,107)	6,629
Proceeds from sales of available-for-sale securities	2,664	1,794
Proceeds from maturities of available-for-sale securities	8,850	10,267
Purchases of available-for-sale securities	(12,069)	(26,474)
Proceeds from maturities of held-to-maturity securities	974	297
Purchases of held-to-maturity securities	(611)	(2,333)
Net increase in loans	(2,208)	(1,721)
Business acquisitions, net of cash acquired	—	(2)
Purchases of equity investments and other long-term assets	(93)	(18)
Purchases of premises and equipment	(177)	(153)
Other, net	33	21
Net Cash Used by Investing Activities	(1,103)	(5,787)
Financing Activities:
Net decrease in time deposits	(949)	(1,790)
Net increase in all other deposits	4,860	8,718
Net (decrease) increase in short-term borrowings	(763)	2,046
Payments for long-term debt and obligations under capital leases	(8)	(7)
Proceeds from issuance of treasury stock for options exercised	125	52
Purchases of common stock	(368)	(232)
Payments for cash dividends	(127)	(112)
Net Cash Provided by Financing Activities	2,770	8,675
Net Increase	1,896	4,431
Cash and due from banks at beginning of period	2,684	2,035
Cash and Due From Banks at End of Period	$4,580	$6,466

Non-cash investing and financing activities for the six months ended June 30, 2006 included a commitment for construction costs of $69 million capitalized in premises and equipment, with a corresponding increase in other liabilities, recorded in connection with a new foreign office lease agreement.

The accompanying condensed notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1—Summary of Significant Accounting Policies

Basis of Presentation

Unless otherwise indicated or unless the context requires otherwise, all references in these condensed notes to “State Street,” “we,” “us,” “our” or similar terms mean State Street Corporation and its subsidiaries on a consolidated basis. We are a financial holding company headquartered in Boston, Massachusetts with consolidated total assets of $102.54 billion at June 30, 2006, and we report two lines of business. Investment Servicing provides services for mutual funds and collective investment funds, corporate and public retirement plans, insurance companies, foundations, endowments, and other investment pools worldwide. Investment Management offers a broad array of services for managing financial assets, including investment management and investment research services, primarily for institutional investors worldwide.

The interim consolidated financial statements accompanying these notes are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the results of operations in these financial statements, have been made. The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Results of operations for the three and six months ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. Certain previously reported amounts have been reclassified to conform to current period classifications.

The consolidated statement of condition at December 31, 2005, has been developed from the audited financial statements at that date, but does not include all footnotes required by U.S. generally accepted accounting principles for a complete set of financial statements. The accompanying interim consolidated financial statements and these condensed notes should be read in conjunction with the financial information included in our 2005 Annual Report on Form 10-K, which we previously filed with the SEC.

Equity-Based Compensation

With respect to options granted prior to January 1, 2003, we used the intrinsic value method permitted by Accounting Principles Board, or “APB,” Opinion No. 25, Accounting for Stock Issued to Employees, under which no compensation expense was recorded for periods prior to January 1, 2003. Effective January 1, 2003, we began to recognize compensation expense prospectively for stock options and stock appreciation rights in an amount equal to the estimated fair value of the options or rights on the grant date, on a straight-line basis over the vesting period. We use a Black-Scholes option-pricing model to estimate the fair value of employee stock options and stock appreciation rights on the grant date. For the six months ended June 30, 2006, we used weighted-average assumptions, as follows: dividend yield—1.41%; expected volatility—26.50%; risk-free interest rate—4.60%; and expected option lives—7.8 years.

On January 1, 2006, we adopted Statement of Financial Accounting Standards, or “SFAS,” No. 123 (revised 2004), Share-Based Payment. This new standard superseded APB Opinion No. 25 and requires the fair value of all share-based payments to employees, including awards made prior to January 1, 2003, to be recognized in the consolidated statement of income. We elected to use the modified prospective method, under which compensation expense is to be recognized over the remaining vesting period for only the portion of stock awards not fully vested as of January 1, 2006. The impact of adoption of the new

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 1—Summary of Significant Accounting Policies (Continued)

standard was not material to our consolidated financial condition or results of operations because the number of options awarded prior to January 1, 2003, that were not fully vested as of January 1, 2006, was not significant.

In addition, we elected to adopt the alternative transition method prescribed by Financial Accounting Standards Board, or “FASB,” Staff Position FAS 123(R)-3. Under the alternative transition method, we reclassified $86 million of tax benefits related to equity-based compensation from a general surplus account to a specifically designated surplus account within shareholders’ equity.

The following table illustrates the pro forma effect on net income and earnings per share for the second quarter and first six months of 2005 as if the provisions of SFAS No. 123 (revised 2004) had been applied to all outstanding and unvested stock options for those periods:

(Dollars in millions, except per share information)	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income, as reported	$220	$446
Add: Stock option compensation expense included in reported net income, net of related taxes	3	7
Deduct: Total stock option compensation expense determined using fair-value accounting for all awards, net of related taxes	(7)	(14)
Pro forma net income	$216	$439
Earnings Per Share:
Basic—as reported	$.67	$1.35
Basic—pro forma	.66	1.33
Diluted—as reported	.66	1.33
Diluted—pro forma	.64	1.31

With respect to all other types of equity-based compensation, we recognize expense over the vesting period of the award based on changes in the fair market value of the underlying shares of State Street common stock.

Recent Accounting Developments

On July 13, 2006, the FASB issued FASB Staff Position, or “FSP,” No. FAS 13-2, Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction. The FSP, which must be applied beginning on January 1, 2007, requires that the recognition of lease income over the term of a lease be recalculated if there is a change in the expected timing of tax-related cash flows. The cumulative effect of applying the provisions of the FSP must be recorded as an adjustment to the beginning balance of retained earnings as of January 1, 2007. Our application of the FSP’s provisions to certain of our leveraged leases will result in an after-tax reduction of the beginning balance of retained earnings on January 1, 2007, in the range of $190 million to $240 million. Future income from the affected leases is expected to increase over the remaining terms of the affected leases by an amount approximately equal to the after-tax reduction.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 1—Summary of Significant Accounting Policies (Continued)

On July 13, 2006, to improve comparability in the reporting of income tax assets and liabilities in the absence of guidance in existing income tax accounting standards, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. Generally, this Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with existing income tax accounting standards, and prescribes certain thresholds and attributes for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Interpretation must be applied as of January 1, 2007, and the cumulative effect of applying the Interpretation’s provisions must be recorded as an adjustment of the beginning balance of retained earnings as of January 1, 2007. Our application of the Interpretation’s provisions to our tax positions as of January 1, 2007, is not expected to have a material impact on our consolidated financial position or results of operations.

In April 2006, the FASB issued FSP No. FIN 46(R)-6, Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R). This FSP addresses how a reporting enterprise should determine the variability to be considered in applying FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, or “FIN 46(R).” The variability that is considered in applying FIN 46(R) affects the determination of (a) whether the entity is a variable interest entity, or “VIE;” (b) which interests are variable interests in the VIE; and (c) which party, if any, is the primary beneficiary of the VIE. This variability will affect any calculation of expected losses and expected residual returns, if such a calculation is necessary. The FSP is effective prospectively for all VIEs (including newly created VIEs) beginning July 1, 2006. The FSP is not expected to have a material impact on our consolidated financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140. This standard amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. The standard resolves certain previous implementation issues with respect to beneficial interests in securitized financial assets, and requires that these interests be evaluated to determine if they are free-standing derivatives, or if they are hybrid financial instruments that contain embedded derivatives requiring separate accounting. The standard also permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require separation, and eliminates the prohibition concerning passive derivative financial instruments that a qualifying special purpose entity may hold. The standard is effective for all financial instruments acquired, issued or subject to remeasurement occurring on or after January 1, 2007. We are currently evaluating the potential impact of this standard on our consolidated financial position and results of operations.

Note 2—Divestitures

In September 2005, we committed to a plan to divest our ownership interest in Bel Air Investment Advisors LLC, or “Bel Air,” and at that time recorded a $165 million discontinued operations charge and corresponding tax benefit of $58 million. During the first quarter of 2006, we agreed to a plan of sale to finalize the divestiture and recorded income of approximately $16 million, or $10 million after-tax, related to the finalization of certain legal, selling and other costs recorded in connection with the divestiture. In

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 2—Divestitures (Continued)

April 2006, we signed a purchase and sale agreement, subject to customary closing conditions, and completed the divestiture on July 31, 2006. We did not reclassify Bel Air’s results of operations for the first two quarters of 2006 and 2005 to discontinued operations because these results were not material to State Street’s consolidated results.

Note 3—Investment Securities

Investment securities consisted of the following as of the dates indicated:

	June 30, 2006				December 31, 2005
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
(Dollars in millions)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$8,230		$182	$8,048	$10,340		$126	$10,214
Mortgage-backed securities	10,549	$2	435	10,116	11,387	$5	254	11,138
Subtotal	18,779	2	617	18,164	21,727	5	380	21,352
Asset-backed securities	25,677	25	64	25,638	23,892	13	63	23,842
State and political subdivisions	1,809	11	30	1,790	5,598	1	72	5,527
Collateralized mortgage obligations	6,759	1	167	6,593	1,864	12	8	1,868
Other debt investments	2,404	—	56	2,348	1,703	1	9	1,695
Money-market mutual funds	209	—	—	209	232	—	—	232
Other equity securities	275	56	2	329	438	27	2	463
Total	$55,912	$95	$936	$55,071	$55,454	$59	$534	$54,979
Held to maturity:
U.S. Treasury and federal agencies:
Direct obligations	$1,053		$31	$1,022	$1,657		$21	$1,636
Mortgage-backed securities	859		31	828	925		14	911
Subtotal	1,912		62	1,850	2,582		35	2,547
Collateralized mortgage obligations	2,330		88	2,242	2,086		40	2,046
Other investments	286		3	283	223		1	222
Total	$4,528		$153	$4,375	$4,891		$76	$4,815

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

f

Note 3—Investment Securities (Continued)

Gross gains and losses realized from sales of available-for-sale securities were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2006	2005	2006	2005
Gross gains	$24	$1	$24	$2
Gross losses	10	—	13	2
Net gains	$14	$1	$11	$—

Note 4—Other Assets and Other Liabilities

Other assets included $1.67 billion and $2.04 billion of unrealized gains on derivative financial instruments used for trading purposes at June 30, 2006 and December 31, 2005, respectively. Other liabilities included $1.43 billion and $2.04 billion of unrealized losses on derivative financial instruments used for trading purposes at June 30, 2006 and December 31, 2005, respectively.

Note 5—Commitments and Contingencies

In the normal course of business, we hold assets under custody and management in a custodial or fiduciary capacity. Management conducts regular reviews of its responsibilities in this regard and considers the results in preparing the consolidated financial statements. In the opinion of management, no contingent liabilities existed at June 30, 2006, that would have had a material adverse effect on State Street’s consolidated financial position or results of operations.

On behalf of our customers, we lend their securities to creditworthy brokers and other institutions. In most circumstances, we indemnify our customers for the fair market value of those securities against a failure of the borrower to return such securities. Collateral funds received in connection with our securities lending services are held by us as agent and are not our assets. We require the borrowers to provide collateral in an amount equal to or in excess of 100% of the fair market value of the securities borrowed. The borrowed securities are revalued daily to determine if additional collateral is necessary. The aggregate of indemnified securities lent totaled $445.96 billion at June 30, 2006, and $372.86 billion at December 31, 2005. We held, as agent, cash and U.S. government securities totaling $459.13 billion and $387.22 billion as collateral for indemnified securities on loan at June 30, 2006 and December 31, 2005, respectively.

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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 5—Commitments and Contingencies (Continued)

In the normal course of business, we are subject to challenges from U.S. and non-U.S. tax authorities regarding the amount of taxes due. These challenges may result in adjustments to the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. During 2004, the U.S. Internal Revenue Service, or “IRS,” completed its review of our federal income tax returns for tax years 1997, 1998 and 1999 and proposed to disallow tax deductions related to lease-in-lease-out, or “LILO,” transactions. We believe that we reported the tax effects of these transactions properly, based on applicable statutes, regulations and case law in effect at the time they were entered into. We filed an appeal with the IRS with respect to their proposed disallowance of these tax deductions during the second quarter of 2005.

During 2005, the IRS announced that it had classified sale-in-lease-out, or “SILO,” transactions as tax shelters, or “listed transactions.” The IRS began its review of our tax returns for the years 2000—2003 during the second quarter of 2005 and is reviewing these SILO transactions. We believe that we reported the tax effects of these transactions properly, based on applicable statutes, regulations and case law in effect at the time they were entered into.

During the second quarter of 2006, we recorded an additional provision of approximately $24 million to accrue for the potential resolution of the above-described issues with the IRS. While it is unclear whether we will be able to reach an acceptable settlement with the IRS, management believes we are sufficiently accrued as of June 30, 2006 for tax exposures, including exposures related to LILO and SILO transactions, and related interest expense. If we prevail in a matter for which an accrual has been established, or are required to pay an amount exceeding our reserve, the financial statement impact will be reflected in the period in which the matter is resolved.

Note 6—Securitizations and Variable Interest Entities

Tax-Exempt Investment Programs

In the normal course of business, we structure and sell certificated interests in pools of tax-exempt investment-grade assets to mutual fund customers. We utilize trusts which are structured as qualifying special purpose entities, or “QSPEs,” which are not subject to the requirements of FIN 46(R), and are not recorded in our consolidated statement of condition. Typically, we transfer assets to these unaffiliated QSPEs from our investment securities portfolio at fair market value and treat such transfers as sales, recognizing a profit or loss on the transaction. The QSPEs finance the acquisition of these assets by selling certificated interests issued by the QSPE to third-party investors. Typically, we purchase a minority residual interest in these QSPEs, and we may also provide liquidity and remarketing services to the QSPEs.

During the three and six months months ended June 30, 2006, State Street sold approximately $32 million and $103 million, respectively, of investment securities to these QSPEs. At June 30, 2006, we owned a minority residual interest in these QSPEs of approximately $174 million, compared to approximately $270 million at December 31, 2005. These minority residual interests are accounted for and reported as investment securities available for sale. At June 30, 2006, the QSPEs had total assets of $1.59 billion, compared to $2.50 billion at December 31, 2005. The QSPEs had a weighted-average life of approximately 4.9 years at June 30, 2006, compared to approximately 6.2 years at December 31, 2005.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 6—Securitizations and Variable Interest Entities (Continued)

Under separate agreements, we provide standby bond purchase agreements to most of these QSPEs, which obligate State Street to buy the certificated interests at par value in the event that the re-marketing agent is unable to place the certificated interests of the QSPEs with investors. The standby bond purchase agreements are subject to early termination by State Street in the event of a shortfall in the required over-collateralization in the QSPE. As the primary standby bond purchase agreement provider, we are not obligated to repurchase bonds in the event of the following credit events: payment default, bankruptcy of issuer or credit enhancement provider, imposition of taxability, or downgrade of an asset held by the QSPE below investment grade. Our commitments to the QSPEs under these standby bond purchase agreements totaled $1.34 billion at June 30, 2006, none of which were utilized at period-end.

Asset-Backed Commercial Paper Programs

We administer four third-party-owned, special purpose, multi-seller asset-backed commercial paper programs, or “conduits,” that purchase financial assets with various asset classifications from a variety of third parties. These conduits, which are structured as bankruptcy-remote limited liability companies, provide access to the efficiencies of the global commercial paper markets, which have historically offered an attractive cost of financing relative to bank-based borrowing. We are not the primary beneficiary of these conduits, as defined in FIN 46(R), and as a result we do not record these conduits in our consolidated financial statements. At June 30, 2006 and December 31, 2005, total assets in unconsolidated conduits were $21.36 billion and $17.90 billion, respectively.

The conduits’ asset purchases are funded by issuing commercial paper, which is supported by liquidity asset purchase agreements and backup liquidity lines of credit, the majority of which are provided by us. In addition, we provide direct credit support to the conduits in the form of standby letters of credit. Our commitments under these liquidity asset purchase agreements and backup lines of credit totaled $20.93 billion, and our commitments under the standby letters of credit totaled $745 million at June 30, 2006. All fees are charged on a market basis.

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

Collateralized Debt Obligations

We manage a series of collateralized debt obligations, or “CDOs.” A CDO is a managed investment vehicle which purchases a portfolio of diversified highly rated assets. A CDO funds purchases through the issuance of several tranches of debt and equity, the repayment and return of which are linked to the performance of the assets in the CDO. Typically, our involvement is as collateral manager as well as an investor in a small percentage of the debt issued. These entities typically meet the definition of a variable interest entity as defined by FIN 46(R). We concluded that we are not the primary beneficiary of these CDOs, as defined in FIN 46(R), and as a result, we do not record these CDOs in our consolidated

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 6—Securitizations and Variable Interest Entities (Continued)

financial statements. At June 30, 2006 and December 31, 2005, total assets in these CDOs were $1.77 billion and $2.73 billion, respectively.

Note 7—Shareholders’ Equity

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of taxes, were as follows as of the dates indicated:

(Dollars in millions)	June 30, 2006	December 31, 2005
Unrealized loss on available-for-sale securities	$(498)	$(285)
Foreign currency translation	135	73
Unrealized (loss) gain on hedges of net investments in non-U.S. subsidiaries	(5)	11
Minimum pension liability	(22)	(26)
Unrealized gain (loss) on cash flow hedges	13	(4)
Total	$(377)	$(231)

Total comprehensive income for the six months ended June 30, 2006 was $373 million, composed of $519 million of net income less $146 million of other comprehensive loss, which represents the overall change in accumulated other comprehensive loss presented in the above table. Total comprehensive income for the six months ended June 30, 2005 was $348 million, composed of $446 million of net income less $98 million of other comprehensive loss.

Total comprehensive income for the three months ended June 30, 2006 and 2005 was $200 million and $309 million, respectively.

Stock Purchase Program

During the first six months of 2006, we purchased approximately 5.7 million shares of our common stock, composed of 2.9 million shares under a 15 million share purchase program authorized by our Board of Directors, or “Board,” in 2005, and 2.8 million shares under a new program authorized by the Board in March 2006. The 2006 program authorized the purchase of up to 15 million shares of common stock for general corporate purposes, including mitigating the dilutive impact of shares issued under employee benefit programs, and canceled the authorization remaining under the 2005 program. As of June 30, 2006, 12.2 million shares remained available for future purchase under the 2006 program. We employ third-party broker-dealers to acquire shares on the open market in connection with our stock purchase program. See Part II, Item 2 of this Form 10-Q for additional information.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 7—Shareholders’ Equity (Continued)

Equity-Based Compensation

We have a 1997 Equity Incentive Plan, or “1997 Plan,” with 46,800,000 shares of common stock approved for issuance for stock and stock-based awards, including stock options and stock appreciation rights, restricted stock, deferred stock and performance awards. Other award types are available under the 1997 Plan, but are not currently utilized. At June 30, 2006, 1,103,000 shares were available for future awards under the 1997 Plan. We have stock options outstanding from previous plans under which no further grants can be made.

A 2006 Equity Incentive Plan, or “2006 Plan,” was approved by shareholders in April 2006, and 20,000,000 shares of common stock were approved for issuance for stock and stock-based awards, including stock options and stock appreciation rights, restricted stock, deferred stock and performance awards. In addition, up to 8,000,000 shares from the 1997 Plan that are available due to cancellations and forfeitures may be awarded under the 2006 Plan. As of June 30, 2006, no awards have been made under the 2006 Plan.

We generally utilize treasury shares to satisfy the issuance of shares under our equity-based compensation plans. For more information about equity-based compensation activity, refer to Note 12 to the Consolidated Financial Statements in our 2005 10-K.

Stock options and stock appreciation rights issued under the 1997 Plan generally vest over four years and expire no later than ten years from the date of grant. The exercise price of non-qualified and incentive stock options and stock appreciation rights may not be less than the fair value of such shares at the date of grant. For restricted stock awards issued under the 1997 Plan, stock certificates are issued at the time of grant and recipients have dividend and voting rights. In general, these grants vest over three years. For deferred stock awards issued under the 1997 Plan, no stock is issued at the time of grant. Generally, these grants vest over two-, three- or four-year periods. Performance awards granted under the 1997 Plan are earned over a performance period based on achievement of goals, generally over two- to three-year periods. Payment for performance awards is made in shares or cash equal to the fair market value of our common stock, based on certain financial ratios after the conclusion of each performance period.

Compensation expense related to stock options and stock appreciation rights, restricted stock awards, deferred stock awards and performance awards, reported as a component of salaries and employee benefits expense in the statement of income, was $107 million and $48 million for the six months ended June 30, 2006 and 2005, respectively.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 7—Shareholders’ Equity (Continued)

Stock options and stock appreciation rights outstanding and related activity consisted of the following as of and for the six months ended June 30, 2006:

(Shares in thousands)	Award Price Per Share	Weighted Average Exercise Price	Shares
Stock Options and Stock Appreciation Rights:
December 31, 2005	$5.61-60.74	$44.60	23,956
Granted (weighted-average grant date fair value of $21.09 per share)	62.63	62.63	972
Exercised	5.61-60.74	40.58	(3,073)
Canceled	13.20-60.74	52.88	(216)
June 30, 2006	18.31-62.63	45.83	21,639

Range of Exercise Prices

	Shares Outstanding			Shares Exercisable
(Shares in thousands)	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable		Weighted Average Exercise Price
$18.31-28.16	446	1.1	26.14	446		26.14
32.23-39.95	5,987	5.1	38.07	5,719		37.99
40.22-49.81	8,664	6.7	45.16	4,114		44.59
51.10-62.63	6,542	6.2	55.42	4,396		54.51
18.31-62.63	21,639	6.1	45.83	14,675	(1)	44.42

(1)             The weighted-average remaining contractual life of shares exercisable is 5.1 years.

The aggregate intrinsic values of stock options and stock appreciation rights as of June 30, 2006, were as follows:

(Dollars in millions)
Outstanding	$264
Exercisable	203

The total intrinsic value of stock options and stock appreciation rights exercised during the six months ended June 30, 2006 was $57 million. As of June 30, 2006, unrecognized compensation cost related to stock options and stock appreciation rights was $56 million, and is expected to be recognized over a weighted-average period of 13 years.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 7—Shareholders’ Equity (Continued)

Other stock awards and related activity consisted of the following for the six months ended June 30, 2006:

(Shares in thousands)	Shares
Restricted Stock Awards:
December 31, 2005	378
Granted (weighted-average grant date fair value of $62.60 per share)	176
Vested	(137)
Canceled	(9)
June 30, 2006	408
Deferred Stock Awards:
December 31, 2005	3,203
Granted (weighted-average grant date fair value of $61.97 per share)	3,035
Delivered	(1,192)
Canceled	(73)
June 30, 2006	4,973
Performance Awards:
December 31, 2005	993
Granted (weighted-average grant date fair value of $62.61 per share)	634
Paid out	(160)
Canceled	(2)
June 30, 2006	1,465

For the six months ended June 30, 2006 and 2005, we paid cash of $9 million and $12 million, respectively, for the settlement of performance awards.

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
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 8—Derivative Financial Instruments (Continued)

The following table summarizes the contractual or notional amounts of derivative financial instruments held or issued for trading and asset and liability management as of the dates indicated:

(Dollars in millions)	June 30, 2006	December 31, 2005
Trading:
Interest-rate contracts:
Swap agreements	$1,365	$4,508
Options and caps purchased	997	912
Options and caps written	2,693	2,564
Futures	3,769	534
Foreign exchange contracts:
Forward, swap and spot	502,088	414,376
Options purchased	9,237	6,624
Options written	9,215	6,763
Asset and Liability Management:
Interest rate contracts:
Swap agreements	3,936	5,369
Foreign exchange contracts:
Swap agreements	383	355

In connection with our asset and liability management activities, we have executed interest-rate swap agreements designated as fair value and cash flow hedges to manage interest-rate risk. The notional values of these interest-rate contracts and the related assets or liabilities being hedged were as follows as of the dates indicated:

	June 30, 2006			December 31, 2005
(Dollars in millions)	Fair Value Hedges	Cash Flow Hedges	Total	Fair Value Hedges	Cash Flow Hedges	Total
Available-for-sale investment securities	$1,428		$1,428	$2,211		$2,211
Interest-bearing time deposits	118	$1,490	1,608	118	$1,490	1,608
Long-term debt(1)	700	200	900	1,200	350	1,550
Total	$2,246	$1,690	$3,936	$3,529	$1,840	$5,369

(1)             As of June 30, 2006, the fair value hedges of long-term debt decreased the value of long-term debt presented in the accompanying consolidated statement of condition by $34 million, and at December 31, 2005, increased the value of long-term debt by $18 million.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 8—Derivative Financial Instruments (Continued)

The contractual rates and weighted-average rates including the effects of hedge instruments for these financial instruments were as follows for the periods indicated:

	Three Months Ended June 30,
	2006		2005
	Contractual Rates	Rate Including Impact of Hedges	Contractual Rates	Rate Including Impact of Hedges
Interest-bearing time deposits	4.93%	3.57%	3.09%	3.20%
Long-term debt	6.72	6.87	6.49	5.41

	Six Months Ended June 30,
	2006		2005
	Contractual Rates	Rate Including Impact of Hedges	Contractual Rates	Rate Including Impact of Hedges
Interest-bearing time deposits	4.73%	3.40%	2.81%	3.08%
Long-term debt	6.68	6.60	6.43	5.23

We have entered into foreign exchange forward contracts with an aggregate notional amount of €300 million, or approximately $383 million, to hedge a portion of our net investments in non-U.S. subsidiaries. As a result, a net after-tax loss of $16 million was included in other comprehensive income related to this hedge for the six months ended June 30, 2006.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 9—Net Interest Revenue

Net interest revenue consisted of the following for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2006	2005	2006	2005
Interest Revenue:
Deposits with banks	$113	$145	$223	$315
Investment securities:
U.S. Treasury and federal agencies	244	200	496	382
State and political subdivisions (exempt from federal income tax)	19	15	36	29
Other investments	429	191	815	304
Securities purchased under resale agreements and federal funds sold	145	98	276	181
Commercial and financial loans	51	22	90	41
Lease financing	20	16	35	33
Trading account assets	13	6	24	11
Total interest revenue	1,034	693	1,995	1,296
Interest Expense:
Deposits	451	270	841	496
Other borrowings	276	173	539	307
Long-term debt	45	33	87	64
Total interest expense	772	476	1,467	867
Net interest revenue	$262	$217	$528	$429

Note 10—Employee Benefit Plans

The components of net periodic benefit cost were as follows for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
(Dollars in millions)	2006	2005	2006	2005	2006	2005	2006	2005
Service cost	$16	$13	$1	$1	$32	$26	$2	$2
Interest cost	11	10	1	1	22	20	2	2
Expected return on plan assets	(13)	(11)	—	—	(26)	(22)	—	—
Amortization of net loss	6	4	1	—	11	8	1	—
Net periodic benefit cost	$20	$16	$3	$2	$39	$32	$5	$4

Expected employer contributions to our tax-qualified U.S. defined benefit pension plan, non-qualified supplemental employee retirement plans and post-retirement plan for the year ending

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 10—Employee Benefit Plans

December 31, 2006, which are unchanged from that disclosed in Note 17 to the Consolidated Financial Statements in our 2005 10-K, are $59 million, $7 million and $6 million, respectively. We made contributions of approximately $49 million to our tax-qualified U.S. defined benefit pension plan during the six months ended June 30, 2006.

Note 11—Other Operating Expenses

Other operating expenses consisted of the following for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2006	2005	2006	2005
Professional services	$38	$48	$76	$93
Advertising and sales promotion	11	11	22	21
Other	85	70	152	131
Total operating expenses—other	$134	$129	$250	$245

Note 12—Income Taxes

We recorded income tax expense of $248 million for the second quarter of 2006, up from $113 million for the second quarter of 2005. The increase was the result of higher pre-tax earnings and additional provisions related to leveraged leases discussed below. The effective tax rate for the second quarter of 2006 was 52.1%, compared to 34.0% for the second quarter of 2005. For the first six months of 2006, income tax expense was $393 million compared to $229 million for the 2005 period. During the first quarter of 2006, we also recorded income tax expense of $6 million related to the $16 million of income from discontinued operations.

During the second quarter of 2006, the Tax Increase Prevention and Reconciliation Act repealed the federal income tax exclusion which was previously allowed for a portion of the income generated from certain leveraged leases of aircraft. This repeal takes effect on January 1, 2007. As a result of this legislation, and in accordance with existing lease accounting standards, during the second quarter of 2006, we recalculated the allocation of the components of leasing-related income over the terms of the affected leases and cumulatively adjusted the income tax expense we had previously accrued, and recorded a non-cash charge to income tax expense of approximately $59 million primarily related to the impact of this legislation. In addition, during the second quarter of 2006, we recorded an additional provision of approximately $24 million to accrue for the potential resolution of issues with the IRS regarding the treatment of LILO and SILO transactions. Additional information concerning this additional provision is in Note 5.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 13—Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share information)	2006	2005	2006	2005
Net Income	$227	$220	$519	$446
Average Shares Outstanding (in thousands):
Basic average shares	330,804	330,118	331,777	330,837
Effect of dilutive securities:
Stock options and stock awards	5,042	2,601	4,292	2,142
Equity-related financial instruments	33	1,371	33	1,237
Diluted average shares	335,879	334,090	336,102	334,216
Anti-dilutive securities(1)	973	10,280	973	10,308
Earnings per Share:
Basic	$.69	$.67	$1.57	$1.35
Diluted	.68	.66	1.55	1.33

(1)        Amounts represent stock options and stock appreciation rights outstanding but not included in the computation of diluted average shares because the exercise prices of the instruments were greater than the average fair value of our common stock during those periods.

Note 14—Line of Business Information

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

The following is a summary of line of business results for the periods indicated. The results for the six months ended June 30, 2006 and 2005 exclude the income from discontinued operations related to our divestiture of Bel Air, which is more fully described in Note 2.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 14—Line of Business Information (Continued)

	For the Three Months Ended June 30,
	Investment Servicing		Investment Management		Total
(Dollars in millions, except where otherwise noted)	2006	2005	2006	2005	2006	2005
Fee Revenue:
Servicing fees	$683	$618			683	618
Management fees	—	—	$232	$173	232	173
Trading services	258	169	—	—	258	169
Securities finance	97	88	31	25	128	113
Processing fees and other	57	53	17	17	74	70
Total fee revenue	1,095	928	280	215	1,375	1,143
Net interest revenue after provision for loan losses	231	199	31	18	262	217
Gains on sales of available-for-sale investment securities, net	14	1	—	—	14	1
Total revenue	1,340	1,128	311	233	1,651	1,361
Operating expenses	973	873	203	155	1,176	1,028
Income from continuing operations before income taxes	$367	$255	$108	$78	$475	$333
Pre-tax margin	28%	23%	34%	33%
Average assets (in billions)	$104.0	$97.2	$2.9	$2.9	$106.9	$100.1

	For the Six Months Ended June 30,
	Investment Servicing		Investment Management		Total
(Dollars in millions, except where otherwise noted)	2006	2005	2006	2005	2006	2005
Fee Revenue:
Servicing fees	$1,340	$1,217			$1,340	$1,217
Management fees	—	—	$452	$350	452	350
Trading services	488	336	—	—	488	336
Securities finance	158	142	51	41	209	183
Processing fees and other	112	116	34	38	146	154
Total fee revenue	2,098	1,811	537	429	2,635	2,240
Net interest revenue after provision for loan losses	470	393	58	36	528	429
Gains on sales of available-for-sale investment securities, net	11	—	—	—	11	—
Total revenue	2,579	2,204	595	465	3,174	2,669
Operating expenses	1,883	1,676	389	318	2,272	1,994
Income from continuing operations before income taxes	$696	$528	$206	$147	$902	$675
Pre-tax margin	27%	24%	35%	32%
Average assets (in billions)	$102.5	$96.0	$2.9	$2.9	$105.4	$98.9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors
State Street Corporation

We have reviewed the condensed consolidated statement of condition of State Street Corporation as of June 30, 2006, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2006 and 2005, and the consolidated statements of changes in shareholders’ equity and cash flows for the six-month periods ended June 30, 2006 and 2005. These financial statements are the responsibility of the Corporation’s management.

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

Boston, Massachusetts
August 3, 2006

FORM 10-Q CROSS-REFERENCE INDEX

The information required by the items presented below is incorporated herein by reference from the “Financial Information” section of this Form 10-Q.

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statement of Income for the three and six months ended June 30, 2006 and 2005	22
	Consolidated Statement of Condition as of June 30, 2006 and December 31, 2005	23
	Consolidated Statement of Changes in Shareholders’ Equity for the six months ended June 30, 2006 and 2005	24
	Consolidated Statement of Cash Flows for the six months ended June 30, 2006 and 2005	25
	Condensed Notes to Consolidated Financial Statements	26
	Report of Independent Registered Public Accounting Firm	43
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	21

PART II. OTHER INFORMATION

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)   On March 16, 2006, our Board of Directors authorized the purchase of up to 15 million shares of common stock for general corporate purposes, including mitigation of the dilutive impact of shares issued under employee benefit programs, and canceled its remaining 2005 authorization. As of June 30, 2006, 12.2 million shares remained available for future purchase under the 2006 authorization. We employ third-party broker-dealers to acquire shares on the open market in connection with our stock purchase program.

The following table presents purchases of common stock by State Street under the Board-authorized program and related information for the quarter ended June 30, 2006.

(Shares in thousands)	Number of Shares Purchased	Average Price Per Share	Number of Shares Purchased Under Publicly- Announced Program	Maximum Number of Shares Yet to Be Purchased Under Program
April 1—April 30, 2006	1,216	$64.08	1,216	13,784
May 1—May 31, 2006	1,617	65.24	1,617	12,167
June 1—June 30, 2006	—	—	—	12,167
Total	2,833	64.74	2,833

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At State Street’s annual meeting of shareholders held on April 19, 2006, the following nominees for Director were elected:

	Number of Shares
	For	Withheld
Tenley E. Albright, M.D.	272,839,126	4,378,281
Kennett F. Burnes	274,274,896	2,942,511
Nader F. Darehshori	256,619,342	20,598,064
Arthur L. Goldstein	273,135,639	4,081,767
David P. Gruber	274,004,249	3,213,158
Linda A. Hill	257,823,007	19,394,399
Charles R. LaMantia	273,171,120	4,046,287
Ronald E. Logue	273,084,611	4,132,796
Richard P. Sergel	257,821,068	19,396,339
Ronald L. Skates	273,975,952	3,241,454
Gregory L. Summe	274,312,107	2,905,299
Diana Chapman Walsh	267,239,305	9,978,101
Robert E. Weissman	256,488,908	20,728,499

In addition, the following actions were voted upon at the meeting:

	Number of Shares
	For	Against	Abstain	Broker Non-Votes
Ratification of the selection of Ernst & Young LLP as State Street’s independent registered public accounting firm for 2006	269,581,677	5,531,707	2,104,022	—
To approve the 2006 Equity Incentive Plan	176,385,007	71,006,099	2,471,942	27,354,358
To approve the material terms of the 2006 restated Senior Executive Annual Incentive Plan	253,046,182	19,102,456	5,068,768	—
To request the Directors to redeem the outstanding rights under State Street’s Rights Agreement, and to require shareholder ratification of any future rights agreement	192,531,658	54,064,665	3,266,725	27,354,358
To amend State Street’s by-laws to require the mandatory retirement of any Director at the age of 70	231	277,217,176	—	—
To amend State Street’s by-laws to prohibit any law firm or independent auditor from providing services to State Street if any partner or former partner is a Director or has been a Director in any of the preceding three years	231	277,217,176	—	—

ITEM 5.                OTHER INFORMATION

On July 19, 2006, our Chairman and Chief Executive Officer, Ronald E. Logue, established a plan pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934 with respect to stock options that are scheduled to expire on various dates during the next three years.  Rule 10b5-1 allows corporate executives to prearrange sales of their company’s securities in a manner that avoids concerns about initiating stock transactions while in possession of material non-public information.

Under the plan, Mr. Logue intends to exercise stock options covering an aggregate of 262,400 shares of State Street common stock and to sell such shares on a predetermined basis.  Of these shares, a maximum of 129,200 shares may be sold during 2006.

Actual transactions completed under the plan will be reported on Forms 144 and Forms 4 filed by Mr. Logue with the Securities and Exchange Commission.  Except as may be required by law, we do not undertake to report modifications, terminations or other activities under Mr. Logue’s plan or the adoption, modification, termination or other activities under any future Rule 10b5-1 plans established by Mr. Logue or any of our other officers or directors.

ITEM 6.                EXHIBITS

Exhibit Number
10.1	Form of Stock Appreciation Right Award Agreement under the 1997 Equity Incentive Plan
10.2	Form of Performance Award Agreement under the 1997 Equity Incentive Plan
10.3	Amended and Restated Deferred Compensation Plan for Directors of State Street Corporation
10.4	State Street’s 2006 Equity Incentive Plan (attached as Appendix B to State Street’s definitive proxy statement filed on March 13, 2006 and incorporated herein by reference)
10.5	State Street’s 2006 Senior Executive Annual Incentive Plan (attached as Appendix C to State Street’s definitive proxy statement filed on March 13, 2006 and incorporated herein by reference)
12	Ratios of earnings to fixed charges
15	Letter regarding unaudited interim financial information
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STATE STREET CORPORATION
Date: August 4, 2006	By:	/s/ EDWARD J. RESCH
Edward J. Resch
Executive Vice President and Chief Financial Officer
Date: August 4, 2006	By:	/s/ PAMELA D. GORMLEY
Pamela D. Gormley
Executive Vice President and Corporate Controller

EXHIBIT INDEX
(filed herewith)

10.1	Form of Stock Appreciation Right Award Agreement under the 1997 Equity Incentive Plan
10.2	Form of Performance Award Agreement under the 1997 Equity Incentive Plan
10.3	Amended and Restated Deferred Compensation Plan for Directors of State Street Corporation
12	Ratios of earnings to fixed charges
15	Letter regarding unaudited interim financial information
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certifications