Form 10-Q
period 2006-09-30
STATE STREET CORP
filed 2006-11-03
CIK 93751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

The number of shares of the Registrant’s Common Stock outstanding on October 31, 2006 was 332,075,130.

STATE STREET CORPORATION

PART I. FINANCIAL INFORMATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

State Street Corporation is a financial holding company headquartered in Boston, Massachusetts and through its subsidiaries, provides a full range of products and services for institutional investors worldwide. Unless otherwise indicated or unless the context requires otherwise, all references in this Discussion and Analysis to “State Street,” “we,” “us,” “our” or similar terms mean State Street Corporation and its subsidiaries on a consolidated basis. As of September 30, 2006, we had consolidated total assets of $112.31 billion, total deposits of $63.45 billion, total shareholders’ equity of $7.02 billion and employed 21,500.

This Discussion and Analysis is part of our Quarterly Report on Form 10-Q to the Securities and Exchange Commission, or “SEC,” and updates our Annual Report on Form 10-K for the year ended December 31, 2005, and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006, all of which we previously filed with the SEC. You should read this Discussion and Analysis in conjunction with the financial information contained in those filings. Certain previously reported amounts presented in this Discussion and Analysis have been reclassified to conform to current period classifications.

We report two lines of business. Investment Servicing provides services for institutional customers worldwide, including mutual funds and collective investment funds, corporate and public retirement plans, insurance companies, foundations, endowments, and other investment pools. Investment Management offers a broad array of services for managing financial assets, including investment management and investment research services, primarily for institutional investors worldwide. Information about products and services provided by these lines of business is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 23 to the Consolidated Financial Statements in our 2005 10-K. Financial information about these business lines is provided in the “Line of Business Information” section of this Discussion and Analysis.

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States, or “GAAP.”  The preparation of financial statements requires management to make judgments in the application of certain of its accounting policies that involve significant estimates and assumptions about the effect of matters that are inherently uncertain. Accounting policies considered relatively more significant in this respect are accounting for lease financing, goodwill, income taxes and pension costs. Additional information about these accounting policies is included in the “Significant Accounting Estimates” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2005 10-K. There were no significant changes to these accounting policies during the first nine months of 2006.

This Form 10-Q, particularly this Discussion and Analysis, contains forward-looking statements as defined by United States securities laws, including statements about the financial outlook and business environment. These statements are based on current expectations and involve a number of risks and uncertainties.

These risks and uncertainties include those related to changes in market interest rates, the values of global and regional securities markets, the extent of volatility in foreign currency exchange rates, the maintenance of adequate capital in accordance with regulatory requirements, the rate of individual savings, the pace of cross-border investment activity, the pace of customer outsourcing and our performance under outsourcing contracts, our success at integrating and converting acquisitions into our

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

business, the impact of changes in tax legislation, the pace of pension reform, our compliance with governmental regulation, the impact of regulatory limits on our investment in non-U.S. activities, the impact of investigations into the financial services industry, the adequacy of our business continuity and disaster recovery plans, our ability to anticipate and keep pace with rapid changes in technology, our success in protecting our proprietary rights, our access to capital markets, and the impact of worldwide economic conditions or failures of significant counterparties.

Additional information about important factors that could cause our actual financial results to differ materially from those indicated by any forward-looking statements is provided in our 2005 10-K, particularly in Item 1A, “Risk Factors.”  We undertake no obligation to revise the forward-looking statements contained in this Form 10-Q to reflect events after its filing date.

SUMMARY FINANCIAL INFORMATION

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions, except per share data)	2006	2005	% Change	2006	2005	% Change
Revenue:
Fee revenue	$1,246	$1,135	10	$3,881	$3,375	15
Net interest revenue after provision for loan losses	266	236	13	794	665	19
Gains on sales of available-for-sale investment securities, net	3	1		14	1
Gain on sale of Private Asset Management business	—	16		—	16
Total revenue	1,515	1,388	9	4,689	4,057	16
Total operating expenses	1,090	1,008	8	3,362	3,002	12
Income from continuing operations before income tax expense	425	380	12	1,327	1,055	26
Income tax expense from continuing operations	147	130		540	359
Income from continuing operations	278	250	11	787	696	13
(Loss) Income from discontinued operations, net of taxes	—	(107)		10	(107)
Net income	$278	$143		$797	$589
Per Common Share:
Income from continuing operations:
Basic	$.84	$.76	11	$2.38	$2.11	13
Diluted	.83	.75	11	2.35	2.08	13
Net income:
Basic	.84	.43		2.41	1.78
Diluted	.83	.43		2.38	1.76
Cash dividends declared	.20	.18		.59	.53
Ratios:
From continuing operations:
Return on shareholders’ equity	16.4%	15.9%		16.0%	15.1%
Return on average assets	1.07	.98		1.01	.93
From net income:
Return on shareholders’ equity	16.4	9.1		16.2	12.8
Return on average assets	1.07	.56		1.02	.79

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

	As of
(Dollars in millions, unless otherwise indicated)	September 30, 2006	December 31, 2005
At Quarter End:
Investment securities available for sale and held to maturity	$65,949	$59,870
Loans and leases, net of allowance	9,206	6,464
Total assets	112,310	97,968
Total deposits	63,452	59,646
Long-term debt	2,620	2,659
Total shareholders’ equity	7,015	6,367
Closing price of common stock	$62.40	$55.44
Assets under custody (in billions)	$11,266	$10,121
Assets under management (in billions)	1,632	1,441
Number of employees	21,500	20,965
Ratios:
Year-to-date average shareholders’ equity to average assets	6.3%	6.2%
Tier 1 risk-based capital	12.2	11.7
Total risk-based capital	14.3	14.0
Tier 1 leverage	6.0	5.6
Tangible common equity to tangible total assets	4.7	4.8

OVERVIEW

Comparing the third quarter of 2006 to the third quarter of 2005, our total revenue grew 9%, with fee revenue up 10% and net interest revenue up 13%, and total operating expenses increased 8%. The year-over-year growth in revenue was particularly notable in servicing and management fees and securities finance revenue. We experienced seasonal weakness in trading services and securities finance revenue during the third quarter of 2006 compared to this year’s second quarter; however, compared to the very strong third quarter of 2005, securities finance revenue increased 18%. While operating expenses increased 8% in the 2006 to 2005 quarterly comparison, they were down 7% from this year’s second quarter, partly offsetting seasonal revenue declines, as we continued to actively manage our expenses. Our effective tax rate for the third quarter of 2006 was 34.6%, compared to 34.0% for the third quarter of 2005.

Third quarter 2006 diluted earnings per share of $.83 increased 11% from $.75 per share from continuing operations for the third quarter of 2005. This year’s third quarter earnings included $.03 per share related to a cumulative gain recorded in trading services revenue resulting from the consolidation into our balance sheet of certain trusts that we use in connection with our tax-exempt investment programs. Additional information about this cumulative gain is included in the “Results of Operations—Fee Revenue” section of this Discussion and Analysis. Earnings for the third quarter of 2005 included $.03 per share related to the final settlement of the 2003 sale of our Private Asset Management business. We reported this gain in our 2005 10-K.

In the same comparison, earnings per share from net income was $.83 and $.43, respectively. The 2005 earnings included a loss from discontinued operations of $.32 per share related to our plan to divest our ownership interest in Bel Air Investment Advisors LLC (“Bel Air”), which we completed early in the third

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

quarter of 2006. We reported this loss in our 2005 10-K. Additional information concerning the Bel Air divestiture is included in Note 2 to the Consolidated Financial Statements in this Form 10-Q.

For the first nine months of 2006, total revenue grew 16%, with particularly strong growth in management fee and trading services revenues, up 28% and 29%, respectively, and net interest revenue, up 19%. In the same comparison, servicing fee revenue grew 10% and securities finance revenue grew 15%. Growth in operating expenses of 12% resulted in positive operating leverage of 4%, which we define as the excess of the growth rate of total revenue over the growth rate of total operating expenses.

Diluted earnings per share from continuing operations for the first nine months of 2006 was $2.35, up 13% from $2.08 for the 2005 period. Earnings for the 2006 period included tax-related charges of $.25 per share, which consisted of $.18 per share primarily related to the impact on income tax expense of the Tax Increase Prevention and Reconciliation Act, or “TIPRA,” and $.07 per share related to an increased tax provision for the potential resolution of issues with the Internal Revenue Service, or “IRS,” with respect to our treatment of certain leveraged leases. These charges were reported in our second quarter 10-Q. Excluding the $.25 per share of tax-related charges, diluted earnings per share from continuing operations was $2.60 for the first nine months of 2006, a 25% increase from $2.08 per share for the first nine months of 2005.

Diluted earnings per share from net income for the same periods was $2.38 and $1.76, respectively. The nine-month 2006 period included income from discontinued operations of $.03 related to the Bel Air divestiture, which we reported in our first quarter 2006 10-Q. The 2005 period included the previously mentioned loss from discontinued operations of $.32 per share related to the Bel Air divestiture.

In our 2005 10-K, management reaffirmed our financial goals for 2006. These financial goals are: (1) annual growth in operating-basis earnings per share from continuing operations of 10% to 15%; (2) annual growth in operating-basis revenue of 8% to 12%; and (3) annual operating-basis return on shareholders’ equity from continuing operations of 14% to 17%. Operating-basis results, as defined by management, include taxable-equivalent net interest revenue with a corresponding charge to income tax expense, and exclude the previously described tax-related charges.

Management measures our financial goals and related results on an operating basis to provide financial information that is comparable from period to period, and to present comparable financial trends with respect to our ongoing business operations. The use of taxable-equivalent net interest revenue facilitates the comparison of revenues from both taxable and non-taxable sources. The previously described tax-related charges are not part of our normal ongoing business operations, and as a result prevent a meaningful comparison of earnings per share and return on shareholders’ equity with that of other periods. Management believes that operating-basis financial information facilitates an investor’s understanding and analysis of State Street’s underlying performance and trends in addition to financial information prepared in accordance with GAAP.

Through the first nine months of 2006, our operating-basis financial performance, as defined above, places us above the high end of our ranges for all three of the above-described financial goals. For full-year 2006, we expect that we will moderately exceed the high end of these ranges. Our full-year 2006 financial results will continue to be affected by the current short-term domestic and non-U.S. interest-rate environment, as well as the pace of capital markets activities. We intend to keep the credit quality of our investment portfolio high, and will continue to manage our operating expense growth to support growth in revenue.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Information about risks and uncertainties that could cause our actual financial results to differ materially from our financial goals is included in Item 1A of our 2005 10-K.

RESULTS OF OPERATIONS

Revenue

Comparing the third quarter of 2006 to that of 2005, total revenue increased $127 million, or 9%. Fee revenue growth was $111 million, or 10%, with notable increases in servicing and management fees and securities finance revenue. In addition, net interest revenue increased $30 million, or 13% ($30 million, or 12%, on a fully taxable-equivalent basis). For the nine months ended September 30, 2006, we achieved 16% growth in total revenue compared with the comparable period in 2005. Fee revenue was up $506 million, or 15%. Net interest revenue was up $129 million, or 19% ($131 million, or 19%, on a fully taxable-equivalent basis), and gains on sales of available-for-sale securities increased $13 million.

Fee Revenue

Servicing and management fees are a function of several factors, including the mix and volume of assets under custody and assets under management, securities positions held and the volume of portfolio transactions, as well as the types of products and services used by customers, and are affected by changes in worldwide equity and fixed income valuations. In general, servicing fees are impacted, in part, by changes in daily average valuations of assets under custody, while management fees are impacted by changes in month-end valuations of assets under management. However, additional factors, such as transaction volumes, balance credits, customer minimum balances and other factors, may have a significant impact on servicing fee revenue.

Generally, management fee revenue is more sensitive to changes in market valuations than servicing fee revenue. In addition, performance fees have become a larger component of our management fee revenue over the past two years. Performance fees, which are generated when the performance of managed funds exceeds benchmarks specified in the management agreements, are less sensitive to market valuation than to manager performance against the respective benchmarks.

As a result of the above, we estimate, assuming all other factors remain constant, that a 10% increase or decrease in worldwide equity values would result in a corresponding change in our total revenue of approximately 2%. If fixed income security values were to increase or decrease by 10%, we would anticipate a corresponding change of approximately 1% in our total revenue.

Total fee revenue consisted of the following for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2006	2005	% Change	2006	2005	% Change
Servicing fees	$685	$620	10	$2,025	$1,837	10
Management fees	238	188	27	690	538	28
Trading services	171	176	(3)	659	512	29
Securities finance	87	74	18	296	257	15
Processing fees and other	65	77	(16)	211	231	(9)
Total fee revenue	$1,246	$1,135	10	$3,881	$3,375	15

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Servicing fees are derived from custody, product- and participant-level accounting, daily pricing and administration; recordkeeping; investment manager and hedge fund manager operations outsourcing; master trust and master custody; and performance, risk and compliance analytics. The increases in servicing fees in the quarterly and nine-month comparisons were driven by new business, consisting mostly of successful cross-selling to existing customers, higher average equity market valuations, and increased customer transaction volumes.

Total assets under custody were $11.27 trillion at September 30, 2006, up 11% from $10.12 trillion at December 31, 2005, and up 15% compared with $9.80 trillion at September 30, 2005. The daily average values for the S&P 500 Index were up 5%, and for the MSCI® EAFE Index were up 19%, for the third quarter of 2006 compared with the prior-year quarter.

ASSETS UNDER CUSTODY	September 30,	December 31,
(Dollars in billions)	2006	2005
Customers in the U.S.:
Mutual funds	$4,326	$3,891
Pensions, insurance and other investment pools	4,451	4,136
Customers outside the U.S.	2,489	2,094
Total	$11,266	$10,121
Financial instrument mix:
Equities	$5,595	$4,814
Fixed income	3,928	3,797
Short-term and other investments	1,743	1,510
Total	$11,266	$10,121

The increases in management fees for the three- and nine-month comparisons reflected new business, the impact of increased performance fees and increases in month-end equity market valuations. New business resulted partly from the introduction of more quantitative active strategies over the past year by State Street Global Advisors. Performance fees totaled $28 million and $9 million for the third quarters of 2006 and 2005, respectively, and $56 million and $19 million for the respective nine-month periods. Total assets under management were $1.63 trillion at September 30, 2006, up 13% from $1.44 trillion at December 31, 2005 and up 16% from $1.41 trillion at September 30, 2005.

ASSETS UNDER MANAGEMENT	September 30,	December 31,
(Dollars in billions)	2006	2005
Equities:
Passive	$606	$602
Active	190	172
Employer securities	80	76
Fixed income	184	155
Money market	572	436
Total	$1,632	$1,441

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS  (Continued)

The following table presents a roll-forward of assets under management for the twelve months ended September 30, 2006.

ASSETS UNDER MANAGEMENT
(Dollars in billions)
September 30, 2005	$1,410
Net new business	9
Market appreciation	22
December 31, 2005	1,441
Net new business	62
Market appreciation	129
September 30, 2006	$1,632

Trading services revenue, which includes foreign exchange trading and brokerage and other trading fees, was down 3% for the third quarter and up 29% for the first nine months of 2006, compared to the same periods in 2005. The quarterly comparison reflected an unusually strong quarter in 2005, while the nine-month comparison reflected the benefit from strong capital markets, particularly in the first half of 2006. Foreign exchange trading revenue totaled $113 million, down 7% compared to $121 million in the prior-year quarter, reflecting weaker currency volatilities partly offset by increased customer transaction volumes. Foreign exchange trading revenue totaled $470 million, compared to $348 million, up 35% in the nine-month comparison, reflecting higher volumes and a favorable transaction mix, partly offset by a decline in volatilities.

Brokerage and other trading fees totaled $58 million for the third quarter of 2006, up 5% from $55 million in the quarterly comparison,  and $189 million compared to $164 million, up 15% in the nine-month comparison. Brokerage and other trading fees for the third quarter of 2006 included a $15 million cumulative gain related to the impact of consolidating into our September 30, 2006 balance sheet certain trusts that we use in our tax-exempt investment programs. Additional information about the consolidation of these trusts is included in Note 6 to the Consolidated Financial Statements in this Form 10-Q.

Excluding the $15 million cumulative gain, brokerage and other trading fees were $43 million, down 22% for the third quarter of 2006 compared to the 2005 quarter, and $174 million, up 6% in the nine-month comparison. The quarterly decrease reflected reduced activity in transition management during the current quarter, while the year-to-date increase reflected an overall increase in U.S. transition management, particularly in the first half of the current year.

Securities finance revenue for the third quarter of 2006 increased 18% compared to the third quarter of 2005  and 15% compared to the first nine months of 2005, driven by  22% and 20% increases, respectively, in the average volume of securities lent, driven principally by strong customer demand, increased asset allocations from existing customers and new business, somewhat offset by declines in interest-rate spreads.

Processing fees and other revenue decreased 16% in the quarterly comparison, reflecting lower levels of fees from structured financing products, and decreased 9% in the nine-month comparison, mostly due to declines in fees from Deutsche Bank, as GSS client deposits were converted to our systems.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Net Interest Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2006	2005	% Change	2006	2005	% Change
Interest revenue	$1,103	$773	43	$3,098	$2,069	50
Interest expense	837	537	56	2,304	1,404	64
Net interest revenue	266	236	13	794	665	19
Provision for loan losses	—	—		—	—
Net interest revenue after provision for loan losses	$266	$236	13	$794	$665	19
Net interest revenue, taxable-equivalent basis(1)	$275	$245		$827	$696

(1)                Taxable-equivalent adjustment was computed using a federal income tax rate of 35%, adjusted for applicable state income taxes, net of the related federal tax benefit. Taxable-equivalent adjustments included in taxable-equivalent basis net interest revenue in the preceding table, and in the rates earned on interest-earning assets in the table below, were $9 million for the third quarters of 2006 and 2005, and $33 million and $31 million for the first nine months of 2006 and 2005, respectively.

The $30 million, or 13%, increase in net interest revenue for the third quarter of 2006, and the $129 million, or 19%, increase for the first nine months, were principally due to an increase in average interest-earning assets, the impact of our previous investment securities portfolio repositioning, which resulted in investments in higher yielding securities, and a more favorable mix of deposits, particularly non-U.S. deposits.

At September 30, 2006, our investment securities portfolio included a higher percentage of floating-rate, asset-backed securities and collateralized mortgage obligations compared to a year earlier, and a lower percentage of U.S. Treasuries and direct obligations of federal agencies. The shift in the portfolio was designed to better position State Street in a rising short-term interest-rate environment without significantly increasing credit risk, as we continued to invest conservatively in AAA and AA rated securities. AAA and AA rated securities comprised approximately 95% of our investment securities portfolio at September 30, 2006, with 89% AAA rated.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
(Dollars in millions)	Average Balance	Rate(1)	Average Balance	Rate(1)	Average Balance	Rate(1)	Average Balance	Rate(1)
Interest-earning assets	$89,880	4.91%	$88,523	3.51%	$90,922	4.60%	$87,588	3.20%
Interest-bearing liabilities	81,739	4.06	79,806	2.67	82,650	3.72	78,828	2.38
Excess of rate earned over rate paid		.85%		.84%		.88%		.82%
Net interest margin		1.22%		1.10%		1.22%		1.06%

(1)                Taxable-equivalent basis

Several factors could continue to affect our net interest revenue and margin for 2006, including ongoing actions by the Federal Reserve to manage short-term interest rates; the slope of the yield curve; changes in non-U.S. interest rates; tighter interest-rate spreads on the reinvestment of proceeds from

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

maturities of investment securities; and our maintenance of the high credit quality of our investment securities portfolio.

Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2006	2005	% Change	2006	2005	% Change
Salaries and employee benefits	$639	$566	13	$1,958	$1,642	19
Information systems and communications	121	117	3	382	364	5
Transaction processing services	121	111	9	375	331	13
Occupancy	91	96	(5)	279	302	(8)
Other	118	118	—	368	363	1
Total operating expenses	$1,090	$1,008	8	$3,362	$3,002	12
Number of employees at quarter end	21,500	20,375

Salaries and employee benefits expense increased 13% for the third quarter of 2006, and 19% for the nine months, compared to the same periods in 2005, primarily as a result of increased staffing levels to service new business, higher incentive compensation driven by improved performance, and the impact of increases in benefits costs.

The increases in information systems and communications expense for the third quarter and first nine months of 2006 of 3% and 5%, respectively, reflected increased investments in our global infrastructure. Transaction processing expense increased 9% and 13% in the quarter and year-to-date comparison, respectively, due to higher volumes in our Investment Servicing business, particularly in Europe. Occupancy expense decreased 5% in the quarterly comparison, primarily due to a decrease in costs associated with our headquarters building, while the 8% drop in the nine-month comparison reflected the absence of the $26 million charge recorded in the second quarter of 2005 related to a sub-lease agreement for 160,000 square feet in our headquarters building.

Income Taxes

We recorded income tax expense of $147 million for the third quarter of 2006, up from $130 million from continuing operations for the third quarter of 2005, primarily as a result of higher pre-tax earnings. For the first nine months of 2006, income tax expense from continuing operations was $540 million compared to $359 million for the 2005 period. The effective tax rate for the third quarter of 2006 was 34.6%, and for the first nine months of 2006 was 40.7%, compared to 34.0% for both the third quarter and first nine months of 2005. The increase in the effective rate in the nine-month comparison resulted from the aggregate $83 million of additional income tax provisions recorded during the second quarter of 2006, which are discussed below.

During the second quarter of 2006, TIPRA repealed the federal income tax exclusion, effective January 1, 2007, which was previously allowed for a portion of the income generated from certain leveraged leases of aircraft. As a result of this legislation, and in accordance with existing lease accounting standards, we recalculated the allocation of the components of leasing-related income over the terms of the affected leases and cumulatively adjusted the income tax expense we had previously accrued. A non-

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

cash charge to income tax expense of approximately $59 million, or $.18 per share, was recorded in the second quarter of 2006 primarily related to the impact of this legislation.

In addition, during the second quarter of 2006, we recorded an additional provision of approximately $24 million, or $.07 per share, to accrue for the potential resolution of issues with the IRS regarding the treatment of lease-in-lease-out, or “LILO,” and sale-in-lease-out, or “SILO,” transactions. At September 30, 2006, management believes we are sufficiently reserved for this exposure.

Our overall effective tax rate reflects reductions expected to result from tax credits related to investments in alternative energy projects. Some of these credits phase out as the price of oil increases. If the price of oil for the fourth quarter of 2006 were to average approximately $92 per barrel or higher, we expect that we would lose all credits that are subject to phase-out, which would increase our effective tax rate for the full year by approximately .5% and reduce our earnings per share by approximately $.01.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The following is a summary of line of business results from continuing operations. These results exclude the income (loss) from discontinued operations related to our divestiture of Bel Air described in the “Overview” section of this Discussion and Analysis.

	For the Three Months Ended September 30,
	Investment Servicing		Investment Management		Other/ One-Time		Total
(Dollars in millions, except where otherwise noted)	2006	2005	2006	2005	2006	2005	2006	2005
Fee Revenue:
Servicing fees	$685	$620					$685	$620
Management fees	—	—	$238	$188			238	$188
Trading services	171	176	—	—			171	176
Securities finance	66	60	21	14			87	74
Processing fees and other	51	56	14	21			65	77
Total fee revenue	973	912	273	223			1,246	1,135
Net interest revenue after provision for loan losses	235	216	31	20			266	236
Gains on sales of available-for-sale investment securities, net	3	1	—	—			3	1
Gain on sale of Private Asset Management business	—	—	—	—	$—	$16	—	16
Total revenue	1,211	1,129	304	243	—	16	1,515	1,388
Operating expenses	903	834	187	174	—	—	1,090	1,008
Income from continuing operations before income tax expense	$308	$295	$117	$69	$—	$16	$425	$380
Pre-tax margin	25%	26%	39%	28%			28%	27%
Average assets (in billions)	$99.9	$98.1	$2.9	$2.9			$102.8	$101.0

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

	For the Nine Months Ended September 30,
	Investment Servicing		Investment Management		Other/ One-Time		Total
(Dollars in millions, except where otherwise noted)	2006	2005	2006	2005	2006	2005	2006	2005
Fee Revenue:
Servicing fees	$2,025	$1,837					$2,025	$1,837
Management fees	—	—	$690	$538			690	538
Trading services	659	512	—	—			659	512
Securities finance	224	202	72	55			296	257
Processing fees and other	163	172	48	59			211	231
Total fee revenue	3,071	2,723	810	652			3,881	3,375
Net interest revenue after provision for loan losses	705	609	89	56			794	665
Gains on sales of available-for-sale investment securities, net	14	1	—	—			14	1
Gain on sale of Private Asset Management business	—	—	—	—	$—	$16	—	16
Total revenue	3,790	3,333	899	708	—	16	4,689	4,057
Operating expenses	2,786	2,510	576	492	—	—	3,362	3,002
Income from continuing operations before income tax expense	$1,004	$823	$323	$216	$—	$16	$1,327	$1,055
Pre-tax margin	26%	25%	36%	31%			28%	26%
Average assets (in billions)	$101.6	$96.7	$2.9	$3.0			$104.5	$99.7

Investment Servicing

Total revenue for the three and nine months ended September 30, 2006 increased $82 million, or 7%, and $457 million, or 14%, respectively, compared to the same periods in 2005. Total fee revenue for the three months ended September 30, 2006 increased $61 million, or 7%, compared to the 2005 period, with the increases primarily attributable to growth in servicing fees and securities finance revenue, partly offset by declines in processing fees and other revenue and trading services revenue. In the nine-month comparison, total fee revenue increased $348 million, or 13%, with increases in all revenue types except processing fees and other. Servicing fees and trading services revenue for Investment Servicing comprise the consolidated amounts for State Street, and securities finance and processing fees and other revenue comprise just over 76% of these types of revenue reflected in our consolidated results. Refer to the “Results of Operations—Fee Revenue” section of this Discussion and Analysis for additional information about the growth in these types of fee revenue.

Net interest revenue for the three and nine months ended September 30, 2006 increased $19 million, or 9%, and $96 million, or 16%, respectively, compared to the 2005 periods. The increases were principally due to growth in average balance sheet volumes, the impact of the previous investment securities portfolio repositioning, and a more favorable mix of deposits, particularly with respect to non-U.S. deposits.

Operating expenses for the third quarter and first nine months of 2006 increased $69 million, or 8%, and $276 million, or 11%, respectively, compared to the 2005 periods. The increases were primarily attributable to higher salaries, reflecting an increase in headcount to service new business, increased incentive compensation related to improved performance, and increases in benefits costs. In addition, higher volumes for this line of business, particularly in Europe, resulted in higher transaction processing expense.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Investment Management

Total revenue for the three and nine months ended September 30, 2006 increased $61 million, or 25%, and $191 million, or 27%, from the comparable periods in 2005, with the increases driven by growth in both management fees and securities finance revenue. In the three- and nine-month comparison, processing fees and other revenue declined from 2005. Fees from investment management, delivered through State Street Global Advisors, increased $50 million, or 27%, and $152 million, or 28%, compared to the 2005 periods. These fees comprise the consolidated amounts for State Street. Refer to the “Results of Operations—Fee Revenue” section of this Discussion and Analysis for additional information. Securities finance revenue was up 50% for the third quarter and up 31% for the nine months ended September 30, 2006, compared to the same periods in 2005, due to a higher volume of securities lent.

Operating expenses for the three and nine months ended September 30, 2006 increased $13 million, or 7%, and $84 million, or 17%, from the comparable periods in 2005, primarily attributable to higher salaries which resulted from increased incentive compensation related to improved performance.

FINANCIAL CONDITION

Capital

Regulatory and economic capital management both use key metrics evaluated by management to ensure that our actual level of capital is commensurate with our risk profile, is in compliance with all regulatory requirements, and is sufficient to provide us with the financial flexibility to undertake future strategic business initiatives.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

At September 30, 2006, State Street and State Street Bank and Trust Company, or “State Street Bank,” met all capital adequacy requirements to which they were subject. The regulatory capital amounts and ratios were as follows at September 30, 2006, and December 31, 2005:

	Regulatory Guidelines(1)
		Well	State Street		State Street Bank
(Dollars in millions)	Minimum	Capitalized	2006	2005	2006	2005
Tier 1 risk-based capital ratio	4%	6%	12.2%	11.7%	10.8%	10.3%
Total risk-based capital ratio	8	10	14.3	14.0	12.8	12.5
Tier 1 leverage ratio	4	5	6.0	5.6	5.8	5.4
Tier 1 risk-based capital			$6,077	$5,511	$5,185	$4,738
Total risk-based capital			7,123	6,617	6,159	5,720
Adjusted risk-weighted assets and market-risk equivalents:
Balance sheet risk-weighted assets			$33,808	$27,288	$32,065	$25,965
Off-balance sheet equivalent risk-weighted assets			15,579	19,586	15,581	19,602
Market-risk equivalents			352	361	325	351
Total			$49,739	$47,235	$47,971	$45,918
Quarterly average adjusted assets			$101,703	$98,970	$89,078	$87,667

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

At September 30, 2006, State Street’s and State Street Bank’s tier 1 and total risk-based capital ratios increased compared to year-end 2005. The impact of growth in capital, primarily from earnings, exceeded the impact of growth in total risk-weighted assets. Growth in balance sheet risk-weighted assets, primarily investment securities available for sale and loans, was partly offset by a decrease in off-balance sheet equivalent risk-weighted assets. The decrease in off-balance sheet equivalent assets resulted from allowable changes in the calculation of exposure related to our securities finance activities. Both ratios for State Street and State Street Bank exceeded the regulatory minimum and well-capitalized thresholds.

In June 2004, the Basel Committee on Banking Supervision released the final version of its capital adequacy framework, known as Basel II. U.S. banking regulatory agencies must now apply international risk-based capital guidance to rules to be implemented in the U.S. In September 2006, the Federal Reserve released proposed new rules which are subject to a 120-day comment period. We, along with other large internationally active U.S. institutions, will be subject to the new rules. To foster readiness for the implementation of Basel II, we established and are executing a comprehensive implementation program to achieve Basel II compliance. At this time, we cannot predict the final form of the rules in the U.S., nor their impact on State Street’s or State Street Bank’s risk-based capital.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

On March 16, 2006, the Board of Directors, or “Board,” authorized a new program for the purchase of up to 15 million shares of common stock for general corporate purposes, including mitigating the dilutive impact of shares issued under employee benefit programs, and canceled its authorization for purchases of common stock remaining under a previous program authorized in 2005. During the second quarter of 2006, we purchased approximately 2.8 million shares of our common stock under the new program. In the third quarter of 2006 no shares were purchased. As of September 30, 2006, 12.2 million shares remained available for future purchase under the new program. During the first quarter of 2006, we purchased approximately 3.0 million shares of our common stock under the previously authorized program. We employ third-party broker-dealers to acquire shares on the open market in connection with our stock purchase program.

Economic Capital

We define economic capital as the common equity required to protect debt holders against unexpected economic losses over a one-year period at a level consistent with the solvency of a firm with our target debt rating. The framework and methodologies used to quantify economic capital for each of the risk types described below have been developed by our Enterprise Risk Management, Global Treasury and Corporate Finance groups and are designed to be generally consistent with our risk management principles. This framework has been approved by senior management and has been reviewed by the Executive Committee of the Board. Our Capital Committee, consisting of senior management, oversees the management of State Street’s economic capital, along with other matters related to State Street’s capital structure. Due to the evolving nature of quantification techniques, we expect to periodically refine the methodologies, assumptions and data used to estimate our economic capital requirements, which could result in a different amount of capital needed to support our risk profile.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

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

Material risks to the sources of short-term liquidity would include, among other things, rating agency downgrades of our deposits and debt securities below investment-grade level, which would restrict our ability to access the funding markets and may lead to withdrawals of unsecured deposits by our customers. In addition, a large volume of unanticipated funding requirements, such as draw-downs under liquidity asset purchase agreements or large draw-downs of existing lines or letters of credit, could require additional liquidity. As of September 30, 2006, there were no circumstances that management considered reasonably likely to occur that would adversely impact our sources of short-term liquidity.

While maintenance of a high investment-grade credit rating is of primary importance to our liquidity management process, on-balance sheet liquid assets represent significant liquidity that we can directly control, and provide a source of cash in the form of principal maturities and the ability to borrow from the capital markets using our securities as collateral. As of September 30, 2006, our net liquid assets totaled $39.64 billion. Securities carried at $31.62 billion as of September 30, 2006 were designated as pledged for public and trust deposits, borrowed funds and for other purposes as provided by law, and are excluded from the calculation of liquid assets.

Based upon our level of liquid assets and our ability to access the capital markets for additional funding when necessary, including our ability to issue debt and equity securities under our current universal shelf registration, management considers overall liquidity at September 30, 2006 to be more than sufficient to meet State Street’s current commitments and business needs, including accommodating the transaction and cash management needs of our customers.

At September 30, 2006, we had $418 million of pre-tax net unrealized losses on available-for-sale investment securities, due primarily to the impact of rising short-term interest rates. Pre-tax net unrealized losses on available-for-sale securities at December 31, 2005 were $475 million. Management considers the aggregate decline in fair value of $418 million at September 30, 2006 to be the result of increases in short-term interest rates, and believes that the decline is temporary. Management has the ability and intent to hold the securities until market value recovery. Additional information about our management of the investment securities portfolio is included in the “Financial Condition—Investment Securities” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 3 to the Consolidated Financial Statements in our 2005 Form 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

We maintain an effective universal shelf registration that allows for the offering and sale of debt securities, capital securities, common stock, depositary shares and preferred stock, and warrants to purchase such securities, including any shares into which the preferred stock and depositary shares may be convertible, or any combination thereof. In addition, we currently maintain a commercial paper program, under which we can issue up to $3 billion with original maturities of up to 270 days from the date of issue. At September 30, 2006, we had $1 billion of commercial paper outstanding, compared to $864 million at December 31, 2005.

State Street Bank currently has authority to issue bank notes up to an aggregate of $750 million with original maturities ranging from 14 days to five years. At September 30, 2006, no notes payable were outstanding and all $750 million was available for issuance. In addition, State Street Bank currently has authority to issue up to $1 billion of subordinated bank notes.

State Street Bank currently maintains a line of credit with a financial institution of CAD $800 million, or approximately $716 million, to support its Canadian securities processing operations. The line of credit has no stated termination date and is cancelable by either party with prior notice. As of September 30, 2006, there was no balance due on this line of credit.

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

As part of our trading activities, we assume positions in the foreign exchange and interest-rate markets by buying and selling cash instruments and using derivative financial instruments, including foreign exchange forward contracts, foreign exchange and interest-rate options, and interest-rate swaps. As of September 30, 2006, the aggregate notional amount of these derivative financial instruments was $517.00 billion, of which $493.16 billion related to foreign exchange forward contracts. In the aggregate, long and short foreign exchange forward positions are closely matched to minimize currency and interest-rate risk. All foreign exchange contracts are valued daily at current market rates.

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

The following table presents value-at-risk with respect to our trading activities, as measured by our value-at-risk methodology for the periods indicated:

VALUE-AT-RISK
(Dollars in millions)	Average	Maximum	Minimum
Nine months ended September 30, 2006:
Foreign exchange products	$1.6	$4.3	$.7
Interest rate products	1.0	1.8	.2
Nine months ended September 30, 2005:
Foreign exchange products	$1.4	$3.3	$.5
Interest rate products	1.0	3.0	.3

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

To measure, monitor and report on our interest-rate risk position, we use NIR simulation, or “NIR-at-risk,” which measures the impact on NIR over the next twelve months to immediate, or “rate shock,” and gradual, or “rate ramp,” changes in market interest rates, and we use the economic value of equity, or “EVE,” which measures the impact on the present value of all NIR-related principal and interest cash flows of an immediate change in interest rates. NIR-at-risk is designed to measure the potential impact of changes in market interest rates on net interest revenue in the short term. EVE, on the other hand, is a long-term view of interest-rate risk, but with a liquidation view of State Street.

The following table presents the estimated exposure of NIR for the next twelve months, calculated as of September 30, 2006, June 30, 2006 and December 31, 2005, due to an immediate ± 100 basis point shift in then-current interest rates. Estimated incremental exposures set forth below are dependent on management’s assumptions about asset and liability sensitivities under various interest-rate scenarios, such as those previously discussed, and do not reflect any actions management may undertake in order to mitigate some of the adverse effects of interest-rate changes on State Street’s financial performance.

	Estimated Exposure
NIR-AT-RISK	to Net Interest Revenue
(Dollars in millions)	September 30, 2006	June 30, 2006	December 31, 2005
Rate Change
+100 bps shock	$(104)	$(84)	$(58)
-100 bps shock	36	23	(5)
+100 bps ramp	(67)	(58)	(35)
-100 bps ramp	25	20	9

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The following table presents estimated EVE exposures, calculated as of September 30, 2006, June 30, 2006 and December 31, 2005, assuming an immediate and prolonged shift in interest rates, the impact of which would be spread over a number of years.

	Estimated Exposure
ECONOMIC VALUE OF EQUITY	to Economic Value of Equity
(Dollars in millions)	September 30, 2006	June 30, 2006	December 31, 2005
Rate Change
+200 bps shock	$(1,096)	$(765)	$(714)
-200 bps shock	472	210	138

While the measures presented in the tables above are not a prediction of future NIR or valuations, they do generally suggest that if all other variables remained constant, in the short term, falling interest rates would lead to NIR that is higher than it would otherwise have been, and rising rates would lead to lower NIR. Other important factors that impact the levels of NIR are balance sheet size and mix; interest-rate spreads; the slope and interest-rate level of U.S. dollar and non-U.S. dollar yield curves and the relationship between them; the quickness or slowness of changes in rates; and management actions taken in response to the preceding conditions. Incremental increases in the levels of NIR-at-risk and EVE exposures for upward shifts in interest rates presented in the tables above are largely the result of the overall growth in our consolidated balance sheet from year-end 2005, including purchases of fixed-rate securities, primarily securities available for sale, during the third quarter of 2006, in response to management’s expectations concerning the future direction of U.S. interest rates. These purchases resulted in an overall interest-rate risk position that was well within approved guidelines. The securities were purchased in accordance with management’s intention to maintain the high credit quality of our investment portfolio.

One of the most significant assumptions underlying our modeling methodologies and the level of our NIR is the sensitivity of our balance sheet liabilities, such as deposits, to movements in market interest rates. Customer deposit balances and related interest rates are an important element of the profitability of the overall customer relationship. Generally, we invest customer deposits in money-market assets and high-quality investment securities, the mix of which is determined by the interest-rate and balance sensitivities of customer deposits under a variety of economic environments. We periodically assess the characteristics of customer liabilities by product, geography, currency and customer type to ensure that the characteristics have not materially changed in a way that would create material risk to our NIR and net interest margin.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

At September 30, 2006, total gross loans and leases were $9.22 billion compared to $6.48 billion at December 31, 2005, reflecting a large increase in daily overdrafts, which primarily result from securities settlement advances related to customer investment activities. Overdrafts included in total gross loans were $6.27 billion and $3.41 billion at September 30, 2006 and December 31, 2005, respectively. Average overdrafts were approximately $4.54 billion and $4.48 billion for the third quarter and first nine months of 2006, respectively, and approximately $3.20 billion and $2.86 billion for the third quarter and first nine months of 2005, respectively. These balances do not represent a significant increase in credit risk because of their short-term nature, which is generally overnight, the lack of significant concentration and their occurrence in the normal course of the securities settlement process. The allowance for loan losses was $18 million at September 30, 2006, December 31, 2005 and September 30, 2005.

Non-performing assets at September 30, 2006 and December 31, 2005 were $4 million, consisting of one impaired investment security. In addition to credit risk in our investment and loan and lease portfolios, we assume credit and counterparty risk in other on- and off-balance sheet exposures.

Off-Balance Sheet Arrangements

Information related to off-balance sheet arrangements is in Notes 5, 6 and 8 to the Consolidated Financial Statements in this Form 10-Q.

Recent Accounting Developments

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R). The standard is intended to make it easier for financial statement users to understand an employer’s financial position and ability to meet the obligations of its benefit plans. The standard requires recognition in the consolidated statement of condition of the overfunded or underfunded status of our tax-qualified defined benefit pension plan, nonqualified retirement plans and postretirement benefit plans, which is the difference between the fair value of plan assets and the related benefit obligations. Upon adoption of the standard, to the extent that a plan’s net funded status differs from the amounts currently recorded in the statement of condition, the after-tax difference will be recorded as part of accumulated other comprehensive income, or “AOCI,” within the shareholders’ equity section. The standard also requires the reclassification of the after-tax amounts of any unrecognized actuarial gains and losses and unrecognized prior service costs to AOCI. After adoption of the standard, the after-tax amounts of changes in unrecognized actuarial gains and losses, as well as unrecognized prior service costs, will be recorded annually in other comprehensive income.

The standard is effective on December 31, 2006 for recognition of our plans’ funding status, and must be applied prospectively. Our adoption of the standard is expected to result in an after-tax reduction of AOCI of approximately $160 million to $170 million on December 31, 2006. The amount of this adjustment will be dependent upon changes in capital markets, resulting year-end plan asset valuations and finalization of assumptions.

In July 2006, the FASB issued FASB Staff Position, or “FSP,” No. FAS 13-2, Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction. The FSP, which must be applied beginning on January 1, 2007, requires that the recognition of lease income over the term of a lease be recalculated if there is a change in the expected timing of tax-related cash flows. The cumulative effect of applying the provisions of the FSP must be recorded as an

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

adjustment to the beginning balance of retained earnings as of January 1, 2007. Our application of the FSP’s provisions to certain of our leveraged leases will result in an after-tax reduction of the beginning balance of retained earnings on January 1, 2007, in the range of $190 million to $240 million. Future income from the affected leases is expected to increase over the remaining terms of the affected leases by an amount approximately equal to the after-tax reduction.

Information related to other recent accounting developments is in Note 1 to the Consolidated Financial Statements in this Form 10-Q.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is included in the “Risk Management—Market Risk” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

CONTROLS AND PROCEDURES

State Street has established and maintains disclosure controls and other procedures that are designed to ensure that material information relating to State Street and its subsidiaries on a consolidated basis required to be disclosed in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to State Street management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. For the fiscal quarter ended September 30, 2006, State Street carried out an evaluation, under the supervision and with the participation of State Street management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of State Street’s disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that State Street’s disclosure controls and procedures were effective as of September 30, 2006.

State Street has also established and maintains internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In the ordinary course of business, State Street routinely enhances its internal controls and procedures for financial reporting by either upgrading its current systems or implementing new systems. Changes have been made and will be made to State Street’s internal controls and procedures for financial reporting as a result of these efforts. During the quarter ended September 30, 2006, there was no change in State Street’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, State Street’s internal control over financial reporting.

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share information)	2006	2005	2006	2005
Fee Revenue:
Servicing fees	$685	$620	$2,025	$1,837
Management fees	238	188	690	538
Trading services	171	176	659	512
Securities finance	87	74	296	257
Processing fees and other	65	77	211	231
Total fee revenue	1,246	1,135	3,881	3,375
Net Interest Revenue:
Interest revenue	1,103	773	3,098	2,069
Interest expense	837	537	2,304	1,404
Net interest revenue	266	236	794	665
Provision for loan losses	—	—	—	—
Net interest revenue after provision for loan losses	266	236	794	665
Gains on sales of available-for-sale investment securities, net	3	1	14	1
Gain on sale of Private Asset Management business	—	16	—	16
Total revenue	1,515	1,388	4,689	4,057
Operating Expenses:
Salaries and employee benefits	639	566	1,958	1,642
Information systems and communications	121	117	382	364
Transaction processing services	121	111	375	331
Occupancy	91	96	279	302
Other	118	118	368	363
Total operating expenses	1,090	1,008	3,362	3,002
Income from continuing operations before income tax expense	425	380	1,327	1,055
Income tax expense from continuing operations	147	130	540	359
Income from continuing operations	278	250	787	696
(Loss) Income from discontinued operations before income tax expense	—	(165)	16	(165)
Income tax (benefit) expense from discontinued operations	—	(58)	6	(58)
(Loss) Income from discontinued operations	—	(107)	10	(107)
Net income	$278	$143	$797	$589
Earnings Per Share From Continuing Operations:
Basic	$.84	$.76	$2.38	$2.11
Diluted	.83	.75	2.35	2.08
(Loss) Income Per Share From Discontinued Operations:
Basic	$—	$(.33)	$.03	$(.33)
Diluted	—	(.32)	.03	(.32)
(Loss) Earnings Per Share:
Basic	$.84	$.43	$2.41	$1.78
Diluted	.83	.43	2.38	1.76
Average Shares Outstanding (in thousands):
Basic	330,440	329,097	331,326	330,251
Diluted	335,513	334,103	335,566	333,999
Cash Dividends Declared Per Share	$.20	$.18	$.59	$.53

The accompanying condensed notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION

CONSOLIDATED STATEMENT OF CONDITION

(Dollars in millions)	September 30, 2006	December 31, 2005
	(Unaudited)	(Note 1)
Assets:
Cash and due from banks	$3,482	$2,684
Interest-bearing deposits with banks	8,767	11,275
Securities purchased under resale agreements	13,910	8,679
Trading account assets	921	764
Investment securities available for sale (including securities pledged of $31,621 and $26,573)	61,304	54,979
Investment securities held to maturity (fair value of $4,582 and $4,815)	4,645	4,891
Loans and leases (net of allowance of $18)	9,206	6,464
Premises and equipment	1,551	1,453
Accrued income receivable	1,544	1,364
Goodwill	1,370	1,337
Other intangible assets	458	459
Other assets	5,152	3,619
Total assets	$112,310	$97,968
Liabilities:
Deposits:
Noninterest-bearing	$8,042	$9,402
Interest-bearing—U.S.	2,185	2,379
Interest-bearing—Non-U.S.	53,225	47,865
Total deposits	63,452	59,646
Securities sold under repurchase agreements	21,532	20,895
Federal funds purchased	8,040	1,204
Other short-term borrowings	2,658	1,219
Accrued taxes and other expenses	2,940	2,632
Other liabilities	4,053	3,346
Long-term debt	2,620	2,659
Total liabilities	105,295	91,601
Commitments and contingencies (Note 5)
Shareholders’ Equity:
Preferred stock, no par: authorized 3,500,000 shares; issued none
Common stock, $1 par: authorized 500,000,000 shares, issued 337,126,000 and 337,126,000 shares	337	337
Surplus	368	266
Retained earnings	6,791	6,189
Accumulated other comprehensive loss	(113)	(231)
Treasury stock, at cost (6,001,000 and 3,501,000 shares)	(368)	(194)
Total shareholders’ equity	7,015	6,367
Total liabilities and shareholders’ equity	$112,310	$97,968

The accompanying condensed notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock			Retained	Accumulated Other Comprehensive	Treasury Stock
(Dollars in millions, shares in thousands)	Shares	Amount	Surplus	Earnings	(Loss) Income	Shares	Amount	Total
Balance at December 31, 2004	337,126	$337	$289	$5,590	$92	3,481	$(149)	$6,159
Comprehensive income:
Net income				589				589
Change in net unrealized gain/loss on available-for-sale securities, net of related taxes of $(97) and reclassification adjustment					(163)			(163)
Foreign currency translation, net of related taxes of $(42)					(123)			(123)
Change in net unrealized gain/loss on hedges of net investments in non-U.S. subsidiaries, net of related taxes of $17					32			32
Change in minimum pension liability, net of related taxes of $5					7			7
Change in unrealized gain/loss on cash flow hedges, net of related taxes of $6					11			11
Total comprehensive income				589	(236)			353
Cash dividends declared ($.53 per share)				(176)				(176)
Common stock acquired						8,175	(381)	(381)
Common stock issued pursuant to:
Stock awards and options exercised, including tax benefit of $10			39			(2,531)	108	147
Other						(45)	2	2
Balance at September 30, 2005	337,126	$337	$328	$6,003	$(144)	9,080	$(420)	$6,104
Balance at December 31, 2005	337,126	$337	$266	$6,189	$(231)	3,501	$(194)	$6,367
Comprehensive income:
Net income				797				797
Change in net unrealized gain/loss on available-for-sale securities, net of related taxes of $18 and reclassification adjustment					39			39
Foreign currency translation, net of related taxes of $42					82			82
Change in net unrealized gain/loss on hedges of net investments in non-U.S. subsidiaries, net of related taxes of $(8)					(15)			(15)
Change in minimum pension liability, net of related taxes of $3					4			4
Change in unrealized gain/loss on cash flow hedges, net of related taxes of $5					8			8
Total comprehensive income				797	118			915
Cash dividends declared ($.59 per share)				(195)				(195)
Common stock acquired						5,782	(368)	(368)
Common stock received under COVERS contracts			30			1,199	(26)	4
Common stock issued pursuant to:
Stock awards and options exercised, including tax benefit of $26			72			(4,488)	221	293
Other						7	(1)	(1)
Balance at September 30, 2006	337,126	$337	$368	$6,791	$(113)	6,001	$(368)	$7,015

The accompanying condensed notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(Dollars in millions)	2006	2005
Operating Activities:
Net income	$797	$589
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash adjustments for depreciation, amortization, and deferred income tax expense	320	345
Income (loss) from discontinued operations	(16)	165
Securities gains, net	(14)	(1)
Change in trading account assets, net	(309)	689
Other, net	(611)	1,586
Net Cash Provided by (used in) Operating Activities	167	3,373
Investing Activities:
Net decrease in interest-bearing deposits with banks	2,508	6,196
Net (increase) decrease in securities purchased under resale agreements and federal funds sold	(5,231)	5,854
Proceeds from sales of available-for-sale securities	2,869	2,824
Proceeds from maturities of available-for-sale securities	12,588	16,426
Purchases of available-for-sale securities	(20,100)	(36,030)
Proceeds from maturities of held-to-maturity securities	1,363	451
Purchases of held-to-maturity securities	(1,117)	(4,093)
Net increase in loans	(2,728)	(3,502)
Business acquisitions, net of cash acquired	—	(43)
Purchases of equity investments and other long-term assets	(137)	(26)
Purchases of premises and equipment	(263)	(236)
Other, net	56	34
Net Cash Used in Investing Activities	(10,192)	(12,145)
Financing Activities:
Net decrease in time deposits	(2,986)	(4,738)
Net increase in all other deposits	6,791	13,057
Net increase in short-term borrowings	7,447	1,478
Payments for long-term debt and obligations under capital leases	(12)	(11)
Proceeds from issuance of treasury stock for options exercised	144	139
Purchases of common stock	(368)	(381)
Payments for cash dividends	(193)	(173)
Net Cash Provided by Financing Activities	10,823	9,371
Net Increase	798	599
Cash and due from banks at beginning of period	2,684	2,035
Cash and Due From Banks at End of Period	$3,482	$2,634

Non-cash investing and financing activities for the nine months ended September 30, 2006:

(1)         a commitment for construction costs of $69 million recorded in premises and equipment, and other liabilities, in connection with a new foreign office lease agreement; and

(2)         available-for-sale securities of approximately $1.5 billion, and related other short-term borrowings, recorded in connection with the consolidation of certain trusts used in our tax-exempt investment programs.

The accompanying condensed notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1—Summary of Significant Accounting Policies

Basis of Presentation

Unless otherwise indicated or unless the context requires otherwise, all references in these condensed notes to “State Street,” “we,” “us,” “our” or similar terms mean State Street Corporation and its subsidiaries on a consolidated basis. We are a financial holding company headquartered in Boston, Massachusetts with consolidated total assets of $112.31 billion at September 30, 2006. We report two lines of business. Investment Servicing provides services for institutional customers worldwide, including mutual funds and collective investment funds, corporate and public retirement plans, insurance companies, foundations, endowments, and other investment pools. Investment Management offers a broad array of services for managing financial assets, including investment management and investment research services, primarily for institutional investors worldwide.

The interim consolidated financial statements accompanying these notes are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the results of operations in these financial statements, have been made. The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. Certain previously reported amounts have been reclassified to conform to current period classifications.

The consolidated statement of condition at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all footnotes required by U.S. generally accepted accounting principles, or “GAAP,” for a complete set of financial statements. The accompanying interim consolidated financial statements and these condensed notes should be read in conjunction with the financial information included in our 2005 Annual Report on Form 10-K and our Forms 10-Q for the first and second quarters of 2006, all of which we previously filed with the SEC.

Equity-Based Compensation

With respect to options granted prior to January 1, 2003, we used the intrinsic value method permitted by Accounting Principles Board, or “APB,” Opinion No. 25, Accounting for Stock Issued to Employees, under which no compensation expense was recorded for periods prior to January 1, 2003. Effective January 1, 2003, we began to recognize compensation expense prospectively for stock options and stock appreciation rights in an amount equal to the estimated fair value of the options or rights on the grant date, on a straight-line basis over the vesting period. We use a Black-Scholes option-pricing model to estimate the fair value of employee stock options and stock appreciation rights on the grant date. For the nine months ended September 30, 2006, we used weighted-average assumptions, as follows: dividend yield—1.41%; expected volatility—26.50%; risk-free interest rate—4.60%; and expected option lives—7.8 years.

On January 1, 2006, we adopted Statement of Financial Accounting Standards, or “SFAS,” No. 123 (revised 2004), Share-Based Payment. This new standard superseded APB Opinion No. 25 and requires the fair value of all share-based payments to employees, including awards made prior to January 1, 2003, to be

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 1—Summary of Significant Accounting Policies (Continued)

recognized in the consolidated statement of income. We elected to use the modified prospective method, under which compensation expense is to be recognized over the remaining vesting period for only the portion of stock awards not fully vested as of January 1, 2006. The impact of adoption of the new standard was not material to our consolidated financial condition or results of operations because the number of options awarded prior to January 1, 2003, that were not fully vested as of January 1, 2006, was not significant.

In addition, we elected to adopt the alternative transition method prescribed by Financial Accounting Standards Board, or “FASB,” Staff Position FAS 123(R)-3. Under the alternative transition method, we reclassified $86 million of tax benefits related to equity-based compensation from a general surplus account to a specifically designated surplus account within shareholders’ equity.

The following table illustrates the pro forma effect on net income and earnings per share for the third quarter and first nine months of 2005 as if the provisions of SFAS No. 123 (revised 2004) had been applied to all outstanding and unvested stock options for those periods:

(Dollars in millions, except per share information)	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported	$143	$589
Add: Stock option compensation expense included in reported net income, net of related taxes	5	12
Deduct: Total stock option compensation expense determined using fair-value accounting for all awards, net of related taxes	(8)	(22)
Pro forma net income	$140	$579
Earnings Per Share:
Basic—as reported	$.43	$1.78
Basic—pro forma	.42	1.75
Diluted—as reported	.43	1.76
Diluted—pro forma	.42	1.73

With respect to all other types of equity-based compensation, we recognize expense over the vesting period of the award based on changes in the fair market value of the underlying shares of State Street common stock.

Recent Accounting Developments

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R). The new standard is intended to make it easier for financial statement users to understand an employer’s financial position and ability to meet the obligations of its benefit plans. The standard requires recognition in the consolidated statement of condition of the overfunded or underfunded status of our tax-qualified defined

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 1—Summary of Significant Accounting Policies (Continued)

benefit pension plan, nonqualified retirement plans and postretirement benefit plans, which is the difference between the fair value of plan assets and the related benefit obligations. Upon adoption of the standard, to the extent that a plan’s net funded status differs from the amounts currently recorded in the statement of condition, the after-tax difference will be recorded as part of accumulated other comprehensive income, or “AOCI,” within the shareholders’ equity section. The standard also requires the reclassification of the after-tax amount of any unrecognized actuarial gains and losses and unrecognized prior service costs to AOCI. After adoption of the standard, the after-tax amount of changes in unrecognized actuarial gains and losses, as well as unrecognized prior service costs, will be recorded annually in other comprehensive income.

The standard is effective on December 31, 2006 for recognition of our plans’ funding status, and must be applied prospectively. Our adoption of the standard is expected to result in an after-tax reduction of AOCI of approximately $160 million to $170 million on December 31, 2006. The amount of this adjustment will be dependent upon changes in capital markets, resulting year-end plan asset valuations and finalization of assumptions.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This new standard defines fair value, establishes a framework for measuring fair value in conformity with GAAP, and expands disclosures about fair value measurements.  Prior to this standard, there were varying definitions of fair value and limited guidance for applying those definitions under GAAP. In addition, the guidance was dispersed among the many accounting pronouncements that require fair value measurements. This standard is intended to increase consistency and comparability in fair value measurements and disclosures about fair value measurements. The provisions of this standard are effective for financial statements issued after January 1, 2008. We are currently evaluating the potential impact of adoption of this standard on our consolidated financial position and results of operations.

In July 2006, the FASB issued FASB Staff Position, or “FSP,” No. FAS 13-2, Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction. The FSP, which must be applied beginning on January 1, 2007, requires that the recognition of lease income over the term of a lease be recalculated if there is a change in the expected timing of tax-related cash flows. The cumulative effect of applying the provisions of the FSP must be recorded as an adjustment to the beginning balance of retained earnings as of January 1, 2007. Our application of the FSP’s provisions to certain of our leveraged leases will result in an after-tax reduction of the beginning balance of retained earnings, on January 1, 2007, in the range of $190 million to $240 million. Future income from the affected leases is expected to increase over the remaining terms of the affected leases by an amount approximately equal to the after-tax reduction.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. This Interpretation was issued to improve comparability in the reporting of income tax assets and liabilities in the absence of guidance in existing income tax accounting standards. Generally, the Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with existing income tax accounting standards, and prescribes certain thresholds and attributes for the financial statement recognition and measurement of tax

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 1—Summary of Significant Accounting Policies (Continued)

positions taken or expected to be taken in a tax return. The Interpretation must be applied as of January 1, 2007, and the cumulative effect of applying the Interpretation’s provisions must be recorded as an adjustment of the beginning balance of retained earnings as of January 1, 2007. Our application of the Interpretation’s provisions to our tax positions as of January 1, 2007 is not expected to have a material impact on our consolidated financial position or results of operations.

In April 2006, the FASB issued FSP No. FIN 46(R)-6, Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R). This FSP addresses how a reporting enterprise should determine the variability to be considered in applying FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, or “FIN 46(R).” The variability that is considered in applying FIN 46(R) affects the determination of (a) whether the entity is a variable interest entity, or “VIE;” (b) which interests are variable interests in the VIE; and (c) which party, if any, is the primary beneficiary of the VIE. This variability will affect any calculation of expected losses and expected residual returns, if such a calculation is necessary. The FSP is effective prospectively for all VIEs (including newly created VIEs) beginning July 1, 2006. Upon adoption, the FSP did not have a material impact on our consolidated financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140. This standard amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. The standard nullifies previous accounting guidance with respect to beneficial interests in securitized financial assets, and requires that these interests be evaluated to determine if they are free-standing derivatives, or if they are hybrid financial instruments that contain embedded derivatives requiring separate accounting. The standard also permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require separation, and eliminates the prohibition concerning passive derivative financial instruments that a qualifying special purpose entity may hold. The standard is effective for all financial instruments acquired, issued or subject to remeasurement occurring on or after January 1, 2007. Adoption of this standard is not expected to have a material impact on our consolidated financial position and results of operations.

Note 2—Divestitures

In September 2005, we committed to a plan to divest our ownership interest in Bel Air Investment Advisors LLC, or “Bel Air,” and at that time recorded a $165 million discontinued operations charge and corresponding tax benefit of $58 million. During the first quarter of 2006, we agreed to a plan of sale to finalize the divestiture and recorded income of approximately $16 million, or $10 million after-tax, related to the finalization of certain legal, selling and other costs recorded in connection with the divestiture. We completed the divestiture during the third quarter of July 2006. We did not reclassify Bel Air’s results of operations for the first three quarters of 2006 and 2005 to discontinued operations because these results were not material to State Street’s consolidated results.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 3—Investment Securities

Investment securities consisted of the following as of the dates indicated:

	September 30, 2006				December 31, 2005
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
(Dollars in millions)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$7,827		$103	$7,724	$10,340		$126	$10,214
Mortgage-backed securities	12,005	$11	266	11,750	11,387	$5	254	11,138
Subtotal	19,832	11	369	19,474	21,727	5	380	21,352
Asset-backed securities	26,418	26	48	26,396	23,892	13	63	23,842
Collateralized mortgage obligations	8,821	19	80	8,760	5,598	1	72	5,527
State and political subdivisions	3,358	22	5	3,375	1,864	12	8	1,868
Other debt investments	2,875	8	21	2,862	1,703	1	9	1,695
Money-market mutual funds	214	—	—	214	232	—	—	232
Other equity securities	204	19	—	223	438	27	2	463
Total	$61,722	$105	$523	$61,304	$55,454	$59	$534	$54,979
Held to maturity:
U.S. Treasury and federal agencies:
Direct obligations	$856		$16	$840	$1,657		$21	$1,636
Mortgage-backed securities	1,125	$5	17	1,113	925		14	911
Subtotal	1,981	5	33	1,953	2,582		35	2,547
Collateralized mortgage obligations	2,399	5	41	2,363	2,086		40	2,046
Other investments	265	1	—	266	223		1	222
Total	$4,645	$11	$74	$4,582	$4,891		$76	$4,815

Gross gains and losses realized from sales of available-for-sale securities were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2006	2005	2006	2005
Gross gains	$6	$4	$30	$6
Gross losses	3	3	16	5
Net gains	$3	$1	$14	$1

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 4—Other Assets and Other Liabilities

Other assets included $1.85 billion and $2.04 billion of unrealized gains on derivative financial instruments used for trading purposes at September 30, 2006 and December 31, 2005, respectively. Other liabilities included $1.86 billion and $2.04 billion of unrealized losses on derivative financial instruments used for trading purposes at September 30, 2006 and December 31, 2005, respectively.

Note 5—Commitments and Contingencies

In the normal course of business, we hold assets under custody and management in a custodial or fiduciary capacity. Management conducts regular reviews of its responsibilities in this regard and considers the results in preparing the consolidated financial statements. In the opinion of management, no contingent liabilities existed at September 30, 2006, that would have had a material adverse effect on State Street’s consolidated financial position or results of operations.

On behalf of our customers, we lend their securities to creditworthy brokers and other institutions. In most circumstances, we indemnify our customers for the fair market value of those securities against a failure of the borrower to return such securities. Collateral funds received in connection with our securities lending services are held by us as agent and are not our assets. We require the borrowers to provide collateral in an amount equal to or in excess of 100% of the fair market value of the securities borrowed. The borrowed securities are revalued daily to determine if additional collateral is necessary. The aggregate amount of indemnified securities lent totaled $482.93 billion at September 30, 2006, and $372.86 billion at December 31, 2005. We held, as agent, cash and U.S. government securities totaling $504.25 billion and $387.22 billion as collateral for indemnified securities on loan at September 30, 2006 and December 31, 2005, respectively.

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

In the normal course of business, we are subject to challenges from U.S. and non-U.S. tax authorities regarding the amount of taxes due. These challenges may result in adjustments to the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. During 2004, the U.S. Internal Revenue Service, or “IRS,” completed its review of our federal income tax returns for tax years 1997, 1998 and 1999 and proposed to disallow tax deductions related to lease-in-lease-out, or “LILO,” transactions. We believe that we reported the tax effects of these transactions properly, based on applicable statutes, regulations and case law in effect at the time they were entered into. During the second quarter of 2005, we filed an appeal with the IRS, which continues, with respect to their proposed disallowance of these tax deductions.

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

During the second quarter of 2006, we recorded an additional provision of approximately $24 million to accrue for the potential resolution of the above-described issues with the IRS. While it is unclear whether we will be able to reach an acceptable settlement with the IRS, management believes we are sufficiently accrued as of September 30, 2006 for tax exposures, including exposures related to LILO and SILO transactions, and related interest expense. If we prevail in a matter for which an accrual has been established, or are required to pay an amount exceeding our reserve, the financial statement impact would be reflected in the period in which the matter is resolved.

Note 6—Securitizations and Variable Interest Entities

Tax-Exempt Investment Programs

In the normal course of business, we structure and sell certificated interests in pools of tax-exempt investment-grade assets to mutual fund customers. We utilize trusts which historically were structured as qualifying special purpose entities, or “QSPEs,” which, while not subject to the requirements of FIN 46(R), were governed by the accounting and reporting provisions of SFAS No. 140, Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. We may also provide liquidity and remarketing services to the QSPEs. Historically, we transferred assets to these unaffiliated QSPEs from our investment securities portfolio at fair market value and treated such transfers as sales, recognizing a profit or loss on the transaction. The QSPEs financed the acquisition of these assets by selling certificated interests issued by the QSPE to third-party investors, and we typically purchased a minority residual interest in these QSPEs.

During the third quarter of 2006, we determined that off-balance sheet accounting treatment for these trusts was not appropriate. As a result, we consolidated the trusts into our consolidated statement of condition as of September 30, 2006, resulting in an increase in assets, composed of municipal securities available for sale, and liabilities, composed of other short-term borrowings, of approximately $1.5 billion. In addition, we recorded a cumulative gain of $15 million in trading services revenue for the quarter ended September 30, 2006. The consolidation of these trusts did not change the economic substance of the programs.

The trusts had a weighted-average life of approximately 4.0 years at September 30, 2006, compared to approximately 6.2 years at December 31, 2005. Under separate agreements, we provide standby bond purchase agreements to most of these trusts, which obligate State Street to acquire the bonds at par value in the event that the re-marketing agent is unable to place the certificated interests of the trusts with investors. The standby bond purchase agreements are subject to early termination by State Street in the event of a shortfall in the required over-collateralization in the trust. As the primary standby bond purchase agreement provider, we are not obligated to acquire bonds in the event of the following credit events: payment default, bankruptcy of issuer or credit enhancement provider, imposition of taxability, or downgrade of an asset held by the trust below investment grade. Our commitments to the trusts under these standby bond purchase agreements totaled $1.30 billion at September 30, 2006, none of which were utilized at period-end. In the event that our obligations under these agreements are triggered, there would

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 6—Securitizations and Variable Interest Entities (Continued)

be no material impact to our consolidated financial condition or results of operations, because the bonds are recorded in our consolidated statement of condition.

Asset-Backed Commercial Paper Programs

We administer four third-party-owned, special purpose, multi-seller asset-backed commercial paper programs, or “conduits,” that purchase financial assets with various asset classifications from a variety of third parties. These conduits, which are structured as bankruptcy-remote limited liability companies, provide access to the efficiencies of the global commercial paper markets, which have historically offered an attractive cost of financing relative to bank-based borrowing. We are not the primary beneficiary of these conduits, as defined in FIN 46(R), and as a result we do not record these conduits in our consolidated financial statements. At September 30, 2006 and December 31, 2005, total assets in unconsolidated conduits were $23.26 billion and $17.90 billion, respectively.

Asset purchases by the conduits are funded by issuing commercial paper, which is supported by liquidity asset purchase agreements and backup liquidity lines of credit, the majority of which are provided by us. In addition, we provide direct credit support to the conduits in the form of standby letters of credit. Our commitments under these liquidity asset purchase agreements and backup lines of credit totaled $23.06 billion, and our commitments under the standby letters of credit totaled $1.00 billion, at September 30, 2006. All fees are charged on a market basis.

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

Collateralized Debt Obligations

We manage a series of collateralized debt obligations, or “CDOs.” A CDO is a managed investment vehicle which purchases a portfolio of diversified highly rated assets. A CDO funds purchases through the issuance of several tranches of debt and equity, the repayment and return of which are linked to the performance of the assets in the CDO. Typically, our involvement is as collateral manager. We may also invest in a small percentage of the debt issued. These entities typically meet the definition of a variable interest entity as defined by FIN 46(R). We concluded that we are not the primary beneficiary of these CDOs, as defined in FIN 46(R), and as a result, we do not record these CDOs in our consolidated financial statements. At September 30, 2006 and December 31, 2005, total assets in these CDOs were $1.93 billion and $2.73 billion, respectively.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 7—Shareholders’ Equity

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of taxes, were as follows as of the dates indicated:

(Dollars in millions)	September 30, 2006	December 31, 2005
Unrealized loss on available-for-sale securities	$(246)	$(285)
Foreign currency translation	155	73
Unrealized (loss) gain on hedges of net investments in non-U.S. subsidiaries	(4)	11
Minimum pension liability	(22)	(26)
Unrealized gain (loss) on cash flow hedges	4	(4)
Total	$(113)	$(231)

Total comprehensive income for the nine months ended September 30, 2006 was $915 million, composed of $797 million of net income and $118 million of other comprehensive income, which represents the overall change in accumulated other comprehensive loss presented in the above table. Total comprehensive income for the nine months ended September 30, 2005 was $353 million, composed of $589 million of net income less $236 million of other comprehensive loss.

Total comprehensive income for the three months ended September 30, 2006 and September 30, 2005 was $542 million and $5 million, respectively.

Stock Purchase Program

During the first nine months of 2006, we purchased approximately 5.8 million shares of our common stock. Common stock purchased during this period was composed of approximately 3.0 million shares under a 15 million share purchase program authorized by our Board of Directors, or “Board,” in 2005, and approximately 2.8 million shares under a new program authorized by the Board in March 2006. The 2006 program authorized the purchase of up to 15 million shares of common stock for general corporate purposes, including mitigating the dilutive impact of shares issued under employee benefit programs. In addition, the authorization remaining under the 2005 program was canceled.

We did not purchase any shares of our common stock during the third quarter of 2006 under the Board-authorized program, and as of September 30, 2006, 12.2 million shares remained available for future purchase under the 2006 program. We employ third-party broker-dealers to acquire shares on the open market in connection with our stock purchase program.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 7—Shareholders’ Equity (Continued)

Equity-Based Compensation

We have a 1997 Equity Incentive Plan, or “1997 Plan,” with 46,800,000 shares of common stock approved for issuance for stock and stock-based awards, including stock options and stock appreciation rights, restricted stock, deferred stock and performance awards. Other award types are available under the 1997 Plan, but are not currently utilized. At September 30, 2006, 1,139,440 shares were available for future awards under the 1997 Plan. We have stock options outstanding from previous plans under which no further grants can be made.

A 2006 Equity Incentive Plan, or “2006 Plan,” was approved by shareholders in April 2006, and 20,000,000 shares of common stock were approved for issuance for stock and stock-based awards, including stock options and stock appreciation rights, restricted stock, deferred stock and performance awards. In addition, up to 8,000,000 shares from the 1997 Plan that are available due to cancellations and forfeitures may be awarded under the 2006 Plan. As of September 30, 2006, no awards have been made under the 2006 Plan.

We generally utilize treasury shares to satisfy the issuance of shares under our equity-based compensation plans. For more information about equity-based compensation activity, refer to Note 12 to the Consolidated Financial Statements in our 2005 10-K.

Stock options and stock appreciation rights issued under the 1997 Plan generally vest over four years and expire no later than ten years from the date of grant. The exercise price of non-qualified and incentive stock options and stock appreciation rights may not be less than the fair value of such shares at the date of grant. For restricted stock awards issued under the 1997 Plan, stock certificates are issued at the time of grant and recipients have dividend and voting rights. In general, these grants vest over three years. For deferred stock awards issued under the 1997 Plan, no stock is issued at the time of grant. Generally, these grants vest over two-, three- or four-year periods. Performance awards granted under the 1997 Plan are earned over a performance period based on achievement of goals, generally over two- to three-year periods. Payment for performance awards is made in shares of common stock or in cash equal to the fair market value of our common stock, based on certain financial ratios after the conclusion of each performance period.

Compensation expense related to stock options and stock appreciation rights, restricted stock awards, deferred stock awards and performance awards, recorded as a component of salaries and employee benefits expense in the consolidated statement of income, was $159 million and $81 million for the nine months ended September 30, 2006 and September 30, 2005, respectively.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 7—Shareholders’ Equity (Continued)

Stock options and stock appreciation rights outstanding and related activity consisted of the following as of and for the nine months ended September 30, 2006:

(Shares in thousands)	Award Price Per Share	Weighted Average Exercise Price	Shares
Stock Options and Stock Appreciation Rights:
December 31, 2005	$5.61-60.74	$44.60	23,956
Granted (weighted-average grant date fair value of $21.09 per share)	62.63	62.63	972
Exercised	5.61-60.74	40.64	(3,576)
Canceled	13.20-60.74	51.56	(291)
September 30, 2006	18.31-62.63	45.98	21,061

Range of Exercise Prices

	Shares Outstanding			Shares Exercisable
(Shares in thousands)	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable		Weighted Average Exercise Price
$18.31-28.16	405	.8	26.09	405		26.09
32.23-39.95	5,765	4.9	38.06	5,497		37.97
40.22-49.81	8,505	6.5	45.18	5,140		44.73
51.10-62.63	6,386	6.0	55.47	4,284		54.55
18.31-62.63	21,061	5.9	45.98	15,326	(1)	44.56

(1)          The weighted-average remaining contractual life of shares exercisable is 5.0 years.

The aggregate intrinsic values of stock options and stock appreciation rights as of September 30, 2006 were as follows:

(Dollars in millions)
Outstanding	$346
Exercisable	273

The total intrinsic value of stock options and stock appreciation rights exercised during the nine months ended September 30, 2006 was $66 million, and the total fair value of awards vested was $19 million during the same period. As of September 30, 2006, unrecognized compensation cost related to stock options and stock appreciation rights was $47 million, and is expected to be recognized over a weighted-average period of 12 months.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 7—Shareholders’ Equity (Continued)

Other stock awards and related activity consisted of the following for the nine months ended September 30, 2006:

(Shares in thousands)	Shares
Restricted Stock Awards
December 31, 2005	378
Granted (weighted-average grant date fair value of $62.61 per share)	184
Vested	(137)
Canceled	(12)
September 30, 2006	413
Deferred Stock Awards
December 31, 2005	3,203
Granted (weighted-average grant date fair value of $61.95 per share)	3,085
Delivered	(1,192)
Canceled	(167)
September 30, 2006	4,929
Performance Awards
December 31, 2005	993
Granted (weighted-average grant date fair value of $62.61 per share)	634
Paid out	(160)
Canceled	(2)
September 30, 2006	1,465

For the nine months ended September 30, 2006 and September 30, 2005, we paid cash of $9 million and $12 million, respectively, for the settlement of performance awards.

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
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 8—Derivative Financial Instruments (Continued)

The following table summarizes the contractual or notional amounts of derivative financial instruments held or issued for trading and asset and liability management as of the dates indicated:

(Dollars in millions)	September 30, 2006	December 31, 2005
Trading:
Interest-rate contracts:
Swap agreements	$1,095	$4,508
Options and caps purchased	997	912
Options and caps written	2,693	2,564
Futures	224	534
Foreign exchange contracts:
Forward, swap and spot	493,161	414,376
Options purchased	10,140	6,624
Options written	8,689	6,763
Asset and Liability Management:
Interest rate contracts:
Swap agreements	3,898	5,369
Foreign exchange contracts:
Swap agreements	127	355

In connection with our asset and liability management activities, we have executed interest-rate swap agreements designated as fair value and cash flow hedges to manage interest-rate risk. The notional values of these interest-rate contracts and the related assets or liabilities being hedged were as follows as of the dates indicated:

	September 30, 2006			December 31, 2005
(Dollars in millions)	Fair Value Hedges	Cash Flow Hedges	Total	Fair Value Hedges	Cash Flow Hedges	Total
Available-for-sale investment securities	$1,390		$1,390	$2,211		$2,211
Interest-bearing time deposits	118	$1,490	1,608	118	$1,490	1,608
Long-term debt(1)	700	200	900	1,200	350	1,550
Total	$2,208	$1,690	$3,898	$3,529	$1,840	$5,369

(1)                 As of September 30, 2006, the fair value hedges of long-term debt decreased the value of long-term debt presented in the accompanying consolidated statement of condition by $9 million, and at December 31, 2005, increased the value of long-term debt by $18 million.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 8—Derivative Financial Instruments (Continued)

The contractual rates and weighted-average rates including the effects of hedge instruments for these financial instruments were as follows for the periods indicated:

	Three Months Ended September 30,
	2006		2005
	Contractual Rates	Rate Including Impact of Hedges	Contractual Rates	Rate Including Impact of Hedges
Interest-bearing time deposits	5.37%	3.75%	3.58%	3.37%
Long-term debt	6.74	6.95	6.60	5.71

	Nine Months Ended September 30,
	2006		2005
	Contractual Rates	Rate Including Impact of Hedges	Contractual Rates	Rate Including Impact of Hedges
Interest-bearing time deposits	4.95%	3.52%	3.01%	3.15%
Long-term debt	6.70	6.72	6.49	5.39

We have entered into foreign exchange forward contracts with an aggregate notional amount of €100 million, or approximately $127 million, to hedge a portion of our net investments in non-U.S. subsidiaries. As a result, a net after-tax loss of $15 million was included in other comprehensive income related to this hedge for the nine months ended September 30, 2006.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 9—Net Interest Revenue

Net interest revenue consisted of the following for the periods indicated:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2006	2005	2006	2005
Interest Revenue:
Deposits with banks	$102	$108	$325	$423
Investment securities:
U.S. Treasury and federal agencies	251	233	747	615
State and political subdivisions (exempt from federal income tax)	18	14	54	43
Other investments	491	251	1,306	555
Securities purchased under resale agreements and federal funds sold	161	119	437	300
Commercial and financial loans	51	28	141	69
Lease financing	15	15	50	48
Trading account assets	14	5	38	16
Total interest revenue	1,103	773	3,098	2,069
Interest Expense:
Deposits	513	293	1,354	789
Other borrowings	279	209	818	516
Long-term debt	45	35	132	99
Total interest expense	837	537	2,304	1,404
Net interest revenue	$266	$236	$794	$665

Note 10—Employee Benefit Plans

The components of net periodic benefit cost were as follows for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
(Dollars in millions)	2006	2005	2006	2005	2006	2005	2006	2005
Service cost	$16	$13	$1	$1	$48	$39	$3	$3
Interest cost	11	10	1	1	33	30	3	3
Expected return on plan assets	(13)	(11)	—	—	(39)	(33)	—	—
Amortization of net loss	5	4	—	—	16	12	1	—
Settlement	—	3	—	—	—	3	—	—
Net periodic benefit cost	$19	$19	$2	$2	$58	$51	$7	$6

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 10—Employee Benefit Plans (Continued)

Expected employer contributions to our tax-qualified U.S. defined benefit pension plan, non-qualified supplemental employee retirement plans and post-retirement plan for the year ending December 31, 2006, which are unchanged from that disclosed in Note 17 to the Consolidated Financial Statements in our 2005 10-K, are $59 million, $7 million and $6 million, respectively. We made contributions of approximately $49 million to our tax-qualified U.S. defined benefit pension plan during the nine months ended September 30, 2006.

Note 11—Other Operating Expenses

Other operating expenses consisted of the following for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2006	2005	2006	2005
Professional services	$36	$41	$112	$134
Advertising and sales promotion	12	11	34	32
Other	70	66	222	197
Total operating expenses—other	$118	$118	$368	$363

Note 12—Income Taxes

We recorded income tax expense from continuing operations of $147 million for the third quarter of 2006, and $130 million for the third quarter of 2005. For the first nine months of 2006, income tax expense from continuing operations was $540 million compared to $359 million for the 2005 period. With respect to discontinued operations, we recorded income tax expense of $6 million in the first quarter of 2006, and a tax benefit of $58 million in the third quarter of 2005, both in connection with the Bel Air divestiture. The effective tax rate for the third quarter of 2006 was 34.6%, compared to 34.0% from continuing operations for the third quarter of 2005, and 40.7% for the first nine months of 2006, compared to 34.0% for the first nine months of 2005.

During the second quarter of 2006, the Tax Increase Prevention and Reconciliation Act repealed the federal income tax exclusion, effective on January 1, 2007, which was previously allowed for a portion of the income generated from certain leveraged leases of aircraft. As a result of this legislation, and in accordance with existing lease accounting standards, during the second quarter of 2006, we recalculated the allocation of the components of leasing-related income over the terms of the affected leases and cumulatively adjusted the income tax expense we had previously accrued, and recorded a non-cash charge to income tax expense of approximately $59 million primarily related to the impact of this legislation. In addition, during the second quarter of 2006, we recorded an additional provision of approximately $24 million to accrue for the potential resolution of issues with the IRS regarding the treatment of LILO and SILO transactions. Additional information concerning this additional provision is included in Note 5.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 13—Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share information)	2006	2005	2006	2005
Net Income	$278	$143	$797	$589
Average Shares Outstanding (in thousands):
Basic average shares	330,440	329,097	331,326	330,251
Effect of dilutive securities:
Stock options and stock awards	5,040	3,301	4,207	2,346
Equity-related financial instruments	33	1,705	33	1,402
Diluted average shares	335,513	334,103	335,566	333,999
Anti-dilutive securities(1)	1,872	9,458	973	9,596
Earnings per Share:
Basic	$.84	$.43	$2.41	$1.78
Diluted	.83	.43	2.38	1.76

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

The following is a summary of line of business results for the periods indicated. These results exclude the income (loss) from discontinued operations related to our divestiture of Bel Air, which is more fully described in Note 2.

	For the Three Months Ended September 30,
(Dollars in millions,	Investment Servicing		Investment Management		Other/ One-Time		Total
except where otherwise noted)	2006	2005	2006	2005	2006	2005	2006	2005
Fee Revenue:
Servicing fees	$685	$620					$685	$620
Management fees	—	—	$238	$188			238	188
Trading services	171	176	—	—			171	176
Securities finance	66	60	21	14			87	74
Processing fees and other	51	56	14	21			65	77
Total fee revenue	973	912	273	223			1,246	1,135
Net interest revenue after provision for loan losses	235	216	31	20			266	236
Gains on sales of available-for-sale investment securities, net	3	1	—	—			3	1
Gain on sale of Private Asset Management business	—	—	—	—	$—	$16	—	16
Total revenue	1,211	1,129	304	243	—	16	1,515	1,388
Operating expenses	903	834	187	174	—	—	1,090	1,008
Income from continuing operations before income tax expense	$308	$295	$117	$69	$—	$16	$425	$380
Pre-tax margin	25%	26%	39%	28%			28%	27%
Average assets (in billions)	$99.9	$98.1	$2.9	$2.9			$102.8	$101.0

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 14—Line of Business Information (Continued)

	For the Nine Months Ended September 30,
Dollars in millions,	Investment Servicing		Investment Management		Other/ One-Time		Total
(except where otherwise noted)	2006	2005	2006	2005	2006	2005	2006	2005
Fee Revenue:
Servicing fees	$2,025	$1,837					$2,025	$1,837
Management fees	—	—	$690	$538			690	538
Trading services	659	512	—	—			659	512
Securities finance	224	202	72	55			296	257
Processing fees and other	163	172	48	59			211	231
Total fee revenue	3,071	2,723	810	652			3,881	3,375
Net interest revenue after provision for loan losses	705	609	89	56			794	665
Gains on sales of available-for-sale investment securities, net	14	1	—	—			14	1
Gain on sale of Private Asset Management business	—	—	—	—	$—	$16	—	16
Total revenue	3,790	3,333	899	708	—	16	4,689	4,057
Operating expenses	2,786	2,510	576	492	—	—	3,362	3,002
Income from continuing operations before income tax expense	$1,004	$823	$323	$216	$—	$16	$1,327	$1,055
Pre-tax margin	26%	25%	36%	31%			28%	26%
Average assets (in billions)	$101.6	$96.7	$2.9	$3.0			$104.5	$99.7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors
State Street Corporation

We have reviewed the condensed consolidated statement of condition of State Street Corporation as of September 30, 2006, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2006 and 2005, and the condensed consolidated statements of changes in stockholders’ equity and cash flows for the nine-month periods ended September 30, 2006 and 2005. These financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of condition of State Street Corporation as of December 31, 2005, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the year then ended, not presented herein, and in our report dated February 17, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of condition as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated statement of condition from which it has been derived.

Boston, Massachusetts
November 2, 2006

FORM 10-Q CROSS-REFERENCE INDEX

The information required by the items presented below is incorporated herein by reference from the “Financial Information” section of this Form 10-Q.

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statement of Income for the three and nine months ended September 30, 2006 and 2005	23
	Consolidated Statement of Condition as of September 30, 2006 and December 31, 2005	24
	Consolidated Statement of Changes in Shareholders’ Equity for the nine months ended September 30, 2006 and 2005	25
	Consolidated Statement of Cash Flows for the nine months ended September 30, 2006 and 2005	26
	Condensed Notes to Consolidated Financial Statements	27
	Report of Independent Registered Public Accounting Firm	46
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	22

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)   On March 16, 2006, our Board of Directors authorized the purchase of up to 15 million shares of common stock for general corporate purposes, including mitigation of the dilutive impact of shares issued under employee benefit programs, and canceled its remaining 2005 authorization. We did not purchase any shares of our common stock under the Board-authorized program during the  quarter ended September 30, 2006. As of September 30, 2006, 12.2 million shares remained available for future purchase under the 2006 program. We employ third-party broker-dealers to acquire shares on the open market in connection with our stock purchase program.

ITEM 6.                EXHIBITS

Exhibit Number
3.1

Articles of Amendment to Articles of Organization relating to the elimination of the Series A Junior Participating Preferred Stock of State Street dated October 19, 2006, as filed with the Secretary of State of the Commonwealth of Massachusetts on October 20, 2006 (filed with the Securities and Exchange Commission as Exhibit 3.1 to State Street’s Current Report on Form 8-K dated October 20, 2006 and incorporated herein by reference)

3.2

Amended and Restated By-Laws dated October 19, 2006 (filed with the Securities and Exchange Commission as Exhibit 3.2 to State Street’s Current Report on Form 8-K dated October 20, 2006 and incorporated herein by reference)

4.1

Amendment dated as of October 19, 2006 to the Amended and Restated Rights Agreement, dated as of September 15, 1988, as amended as of September 20, 1990, as amended and restated as of June 18, 1998 and as amended as of April 5, 2004 (the “Rights Agreement”), between State Street and Computershare Trust Company, N.A. (as successor to BankBoston, N.A.), as Rights Agent (filed with the Securities and Exchange Commission as Exhibit 4.1 to State Street’s Current Report on Form 8-K dated October 20, 2006 and incorporated herein by reference)

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

STATE STREET CORPORATION
Date: November 3, 2006	By:	/s/ EDWARD J. RESCH
Edward J. Resch
Executive Vice President and Chief Financial Officer
Date: November 3, 2006	By:	/s/ PAMELA D. GORMLEY
Pamela D. Gormley
Executive Vice President and Corporate Controller

EXHIBIT INDEX
(filed herewith)

12	Ratios of earnings to fixed charges
15	Letter regarding unaudited interim financial information
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certifications