Form 10-K
period 2006-12-31
STATE STREET CORP
filed 2007-02-20
CIK 93751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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
New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2006) was approximately $19.18 billion.

The number of shares of the registrant’s Common Stock outstanding as of January 31, 2007 was 333,845,013.

Portions of the following documents are incorporated into the Parts of this Report on Form 10-K by reference as indicated below:

(1) The registrant’s definitive Proxy Statement for the 2007 Annual Meeting to be filed pursuant to Regulation 14A on or before April 30, 2007 (Part III).

STATE STREET CORPORATION
Table of Contents

PART I

ITEM 1.                BUSINESS

State Street Corporation is a financial holding company organized under the laws of the Commonwealth of Massachusetts, and through its subsidiaries, provides a full range of products and services for institutional investors worldwide. Unless otherwise indicated or unless the context requires otherwise, all references in this Form 10-K to “State Street,” “we,” “us,” “our” or similar terms mean State Street Corporation and its subsidiaries on a consolidated basis. The parent company is a legal entity separate and distinct from its subsidiaries, assisting those subsidiaries by providing financial resources and management. At December 31, 2006, we had total assets of $107.35 billion, total deposits of $65.65 billion, total shareholders’ equity of $7.25 billion and employed 21,700. Our executive offices are located at One Lincoln Street, Boston, Massachusetts 02111 (telephone (617) 786-3000).

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

We have adopted Corporate Governance Guidelines, as well as written charters for the Executive Committee, the Examining and Audit Committee, the Executive Compensation Committee, and the Nominating and Corporate Governance Committee of the Board of Directors, or “Board,” and a Code of Ethics for Senior Financial Officers, a Standard of Conduct for Directors, and a Standard of Conduct for our employees. Each of these documents is posted on our website, and each is available in print to any shareholder who requests it by writing to the Office of the Secretary, State Street Corporation, One Lincoln Street, Boston, Massachusetts 02111.

In February 2007, we announced a definitive agreement to acquire Investors Financial Services Corp., or “Investors Financial,” a $12 billion bank holding company based in Boston. Under the terms of the agreement, we will exchange .906 shares of our common stock for each share of Investors Financial common stock. The transaction is subject to customary conditions, including the approvals of Investors Financial shareholders and regulatory agencies, and we expect to close the acquisition in the third quarter of 2007. The acquisition will be accounted for as a purchase. Additional information about this acquisition is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-K under Item 7.

GENERAL

We were organized under the laws of the Commonwealth of Massachusetts in 1970 and we conduct our business primarily through our principal bank subsidiary, State Street Bank and Trust Company, which we refer to in this Form 10-K as “State Street Bank” or “the Bank.” State Street Bank traces its beginnings to the founding of the Union Bank in 1792. The charter under which State Street Bank now operates was authorized by a special act of the Massachusetts Legislature in 1891, and its present name was adopted in 1960.

With $11.85 trillion of assets under custody and $1.75 trillion of assets under management at year-end 2006, we are a leading specialist in meeting the needs of institutional investors worldwide. Our customers include mutual funds and other collective investment funds, corporate and public retirement plans, insurance companies, foundations, endowments and other investment pools, and investment managers.

Including the United States, we operate in 26 countries and more than 100 geographic markets worldwide. For a discussion of our business activities, refer to the “Lines of Business” section that follows. For information about our management of capital, liquidity, market risk, including interest-rate risk, and other risks inherent in our businesses, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included under Item 7 of this Form 10-K. Financial information with respect to our non-U.S. activities is included in Note 23 of the “Notes to Consolidated Financial Statements” included in this Form 10-K under Item 8 .

LINES OF BUSINESS

We report two lines of business: Investment Servicing and Investment Management. These two lines of business provide services to support institutional investors, including custody, recordkeeping, daily pricing and administration, shareholder services, foreign exchange, brokerage and other trading services, securities finance, deposit and short-term investment facilities, loan and lease financing, investment manager and hedge fund manager operations outsourcing, performance, risk and compliance analytics, investment research and investment management, including passive and active U.S. and non-U.S. equity and fixed income strategies. For additional information about our lines of business, see the “Line of Business Information” section of Management’s Discussion and Analysis included under Item 7, and Note 22 of the “Notes to Consolidated Financial Statements” included under Item 8, of this Form 10-K.

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

We believe that there are certain key competitive considerations in these markets. These considerations include, for investment servicing, quality of service, economies of scale, technological expertise, quality and scope of sales and marketing, and price; and for investment management, expertise, experience, the availability of related service offerings, and price.

Our competitive success will depend upon our ability to develop and market new and innovative services, to adopt or develop new technologies, to bring new services to market in a timely fashion at competitive prices, to continue and expand our relationships with existing customers and to attract new customers.

SUPERVISION AND REGULATION

We are registered with the Board of Governors of the Federal Reserve System, or “Federal Reserve Board,” as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended, or “the Act.” The Act, with certain exceptions, limits the activities in which we and our non-bank subsidiaries may engage, including non-bank companies for which we own or control more than 5% of a class of voting shares, to those that the Federal Reserve Board considers to be closely related to banking or managing or controlling banks. The Federal Reserve Board may order a bank holding company to terminate any activity or its ownership or control of a non-bank subsidiary if the Federal Reserve Board finds that such activity, ownership or control constitutes a serious risk to the financial safety, soundness or stability of a bank subsidiary or is inconsistent with sound banking principles or statutory purposes. In the opinion of management, all of our present subsidiaries operate within the statutory standard or are otherwise permissible. The Act also requires a bank holding company to obtain prior approval of the Federal

Reserve Board before it may acquire substantially all the assets of any bank or ownership or control of more than 5% of the voting shares of any bank.

The parent company elected to become a financial holding company, which reduces to some extent the restrictions on our activities. A financial holding company and the companies under its control are permitted to engage in activities considered “financial in nature” as defined by the Gramm-Leach-Bliley Act and Federal Reserve Board interpretations, and therefore may engage in a broader range of activities than permitted for bank holding companies and their subsidiaries. Financial holding companies may engage directly or indirectly in activities considered financial in nature, either de novo or by acquisition, provided the financial holding company gives the Federal Reserve Board after-the-fact notice of the new activities. Activities defined to be financial in nature include, but are not limited to, the following: providing financial or investment advice; underwriting; dealing in or making markets in securities; merchant banking, subject to significant limitations; and any activities previously found by the Federal Reserve Board to be closely related to banking. In order to maintain status as a financial holding company, each of a bank holding company’s depository subsidiaries must be well capitalized and well managed, as judged by regulators, and must comply with Community Reinvestment Act obligations. Failure to maintain such standards may ultimately permit the Federal Reserve Board to take certain enforcement actions against such company.

Many aspects of our business are subject to regulation by other U.S. federal and state governmental and regulatory agencies and self-regulatory organizations (including securities exchanges), and by non-U.S. governmental and regulatory agencies and self-regulatory organizations. Aspects of our public disclosure, corporate governance principles and internal control systems are subject to the Sarbanes-Oxley Act of 2002 and related regulations and rules of the SEC and the New York Stock Exchange.

Capital Adequacy

Like other bank holding companies, we are subject to Federal Reserve Board minimum risk-based capital and leverage ratio guidelines. State Street Bank is subject to similar risk-based capital and leverage ratio guidelines. As of December 31, 2006, our capital levels on a consolidated basis, and the capital levels of the Bank, exceeded the applicable minimum capital requirements. Failure to meet capital requirements could subject us to a variety of enforcement actions, including the termination of deposit insurance of the Bank by the Federal Deposit Insurance Corporation, or “FDIC,” and to certain restrictions on our business that are described further in this “Supervision and Regulation” section.

For additional information about our capital position and capital adequacy, refer to the “Capital” section of Management’s Discussion and Analysis included under Item 7, and Note 14 of the “Notes to Consolidated Financial Statements” included under Item 8, of this Form 10-K.

Subsidiaries

The Federal Reserve Board is the primary federal banking agency responsible for regulating us and our subsidiaries, including State Street Bank, for both our U.S. and non-U.S. operations.

Our bank subsidiaries are subject to supervision and examination by various regulatory authorities. State Street Bank is a member of the Federal Reserve System and the FDIC and is subject to applicable federal and state banking laws and to supervision and examination by the Federal Reserve Bank of Boston, as well as by the Massachusetts Commissioner of Banks, the FDIC, and the regulatory authorities of those countries in which a branch of the Bank is located. Other subsidiary trust companies are subject to supervision and examination by the Office of the Comptroller of the Currency, other offices of the Federal Reserve System or by the appropriate state banking regulatory authorities of the states in which they are located. Our non-U.S. bank subsidiaries are subject to regulation by the regulatory authorities of the countries in which they are located. As of December 31, 2006, the capital of each of these banking subsidiaries exceeded the minimum legal capital requirements as set by those authorities.

The parent company and its non-bank subsidiaries are affiliates of State Street Bank under federal banking laws, which impose certain restrictions on transfers of funds in the form of loans, extensions of credit, investments or asset purchases from the Bank to the parent and its non-bank subsidiaries. Transfers of this kind to affiliates by State Street Bank are limited with respect to each affiliate to 10% of the Bank’s capital and surplus, as defined, and to 20% in the aggregate for all affiliates, and are subject to certain collateral requirements. As a bank holding company, the parent company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or lease or sale of property or furnishing of services. Federal law also provides that certain transactions with affiliates must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions involving other non-affiliated companies or, in the absence of comparable transactions, on terms and under circumstances, including credit standards, that in good faith would be offered to, or would apply to, non-affiliated companies. The Federal Reserve Board has jurisdiction to regulate the terms of certain debt issues of bank holding companies. Federal law provides as well for a depositor preference on amounts realized from the liquidation or other resolution of any depository institution insured by the FDIC.

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

Our investment management subsidiary is registered as an investment adviser with the SEC. Our U.S. broker/dealer subsidiary is registered as a broker/dealer with the SEC, is subject to regulation by the SEC (including the SEC’s net capital rule) and is a member of the National Association of Securities Dealers, a self-regulatory organization. Many aspects of our investment management activities are subject to federal and state laws and regulations primarily intended to benefit the investment holder. These laws and regulations generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict us from carrying on our investment management activities in the event that we fail to comply with such laws and regulations, and examination authority. Our business relating to investment management and trusteeship of collective trust funds and separate accounts offered to employee benefit plans subject to ERISA is regulated by the U.S. Department of Labor.

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

Most of our non-U.S. operations are conducted pursuant to Federal Reserve Board Regulation K through State Street Bank’s Edge Act corporation subsidiary or through international branches of the Bank. An Edge Act corporation is a corporation organized under federal law that, in general, conducts foreign business activities. With prior approval of the Federal Reserve Board, State Street Bank may invest up to 20% of its capital and surplus in Edge Act and Agreement corporation subsidiaries. An Agreement corporation subsidiary is a subsidiary organized under state law that operates as if it was organized under federal law and is subject to Regulation K. Agreement corporation subsidiaries are generally restricted to foreign banking operations. The Bank has applied to renew its approval to invest 18% of its capital and surplus, which is less than the maximum 20% permitted by law.

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

Support of Subsidiary Banks

Under Federal Reserve Board guidelines, a bank holding company is required to act as a source of financial and managerial strength to its bank subsidiaries. Under these guidelines, the parent company is expected to commit resources to the Bank and any other bank subsidiary in circumstances where it might not do so absent such guidelines. In the event of our bankruptcy, any commitment by the parent company to a federal bank regulatory agency to maintain the capital of a bank subsidiary will be assumed by the bankruptcy trustee and will be entitled to a priority payment.

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

STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES

The following information, provided under Items 6, 7 and 8 of this Form 10-K, is incorporated by reference herein:

“Selected Financial Data” table (Item 6)—presents return on average common equity, return on average assets, common dividend payout and equity-to-assets ratios.

“Distribution of Average Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential” table (Item 8)—presents average balance sheet amounts, related fully taxable-equivalent interest earned or paid, related average yields and rates paid and changes in fully taxable-equivalent interest revenue and expense for each major category of interest-earning assets and interest-bearing liabilities.

Note 3, “Investment Securities,” of the “Notes to Consolidated Financial Statements” (Item 8) and “Investment Securities” section included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Item 7)—disclose information regarding book values, market values, maturities and weighted average yields of securities (by category).

Note 1, “Summary of Significant Accounting Policies—Loans and Lease Financing” of the “Notes to Consolidated Financial Statements” (Item 8)—discloses our policy for placing loans and leases on non-accrual status.

Note 4, “Loans and Lease Financing,” of the “Notes to Consolidated Financial Statements” (Item 8) and “Loans and Lease Financing” section included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Item 7)—disclose distribution of loans, loan maturities and sensitivities of loans to changes in interest rates.

“Loans and Lease Financing” and “Cross-Border Outstandings” sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Item 7)—disclose information regarding cross-border outstandings and other loan concentrations of State Street.

“Credit Risk” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Item 7) and Note 4, “Loans and Lease Financing,” of the “Notes to Consolidated Financial Statements” (Item 8)—present the allocation of the allowance for loan losses, and a description of factors which influenced management’s judgment in determining amounts of additions or reductions to the allowance charged or credited to results of operations.

“Distribution of Average Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential” table (Item 8)—discloses deposit information.

Note 8, “Short-Term Borrowings,” of the “Notes to Consolidated Financial Statements” (Item 8)—discloses information regarding short-term borrowings of State Street.

ITEM 1A.        RISK FACTORS

This Form 10-K contains statements (including, without limitation, statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in this Form 10-K under Item 7) that are considered “forward-looking statements” within the meaning of U.S. federal securities laws. In addition, State Street and its management may make other written or oral communications from time to time that contain forward-looking statements. Forward-looking statements, including statements as to industry trends, future expectations of State Street and other matters that do not relate strictly to historical facts, are based on certain assumptions by management, and are often identified by such forward-looking terminology as “expect,” “look,” “believe,” “anticipate,” “estimate,” “seek,” “may,” “will,” “trend,” “target” and “goal,” or similar statements or variations of such terms. Forward-

looking statements may include statements about State Street’s confidence in its strategies and its expectations about revenue and market growth, acquisitions and divestitures, new technologies, services and opportunities, and earnings.

Forward-looking statements are subject to various risks and uncertainties, which change over time, and are based on management’s expectations and assumptions at the time the statements are made. These expectations and assumptions, and the continued validity of the forward-looking statements, are subject to change due to a broad range of factors affecting the national and global economies, the equity, debt, currency and other financial markets, and factors specific to the parent company and to the Bank. Factors that could cause changes in the expectations or assumptions on which forward-looking statements are based include, but are not limited to:

•       Economic conditions and monetary and other governmental actions designed to address those conditions;

•       The performance and volatility of securities, currency and other markets in the U.S. and internationally;

•       The level and volatility of interest rates, particularly in the U.S. and Europe;

•       Our ability to attract non-interest bearing deposits and other low-cost funds;

•       The enactment of legislation, including tax legislation, and changes in regulation and enforcement that impact State Street and its customers;

•       The competitive environment in which we operate, including the willingness of our competitors to reduce fees or add to their products and services to seek to attract our customers, as well as our ability to cross-sell services to our customers and to maintain service levels, technology and product offerings that are sufficient to attract new customers and retain current customers;

•       Our ability to continue to grow revenue, control expenses and attract the capital necessary to achieve our business goals and comply with regulatory requirements;

•       Our ability to control systemic and operating risks;

•       Trends in the globalization of investment activity and the growth on a worldwide basis in financial assets;

•       Trends in governmental and corporate pension plans and savings rates;

•       Changes in accounting standards and practices, including changes in the interpretation of existing standards, that impact our consolidated financial statements; and

•       Changes in tax legislation and in the interpretation of existing tax laws by U.S. and non-U.S. tax authorities that impact the amount of taxes due.

Forward-looking statements should not be viewed as predictions, and should not be the primary basis upon which investors evaluate State Street. Any investor in State Street should consider all risks and uncertainties disclosed in this Form 10-K and in our other SEC filings, including our reports on Form 10-Q and Form 8-K, which are accessible on the SEC’s website at www.sec.gov or on our website at www.statestreet.com.

In addition to factors discussed above and elsewhere in this Form 10-K or previously disclosed in our other SEC filings, the factors discussed below could cause actual future results to differ materially from those contemplated by forward-looking statements and from our historical financial results. State Street undertakes no obligation to revise the forward-looking statements contained in this Form 10-K to reflect events after the date it is filed with the SEC. These factors are not intended to be a complete summary of all risks and uncertainties that may affect our businesses. Though we strive to monitor and mitigate risk, we cannot anticipate all potential economic, operational and financial developments that may adversely impact our operations and our financial results.

Business Conditions/Economic Risk

Our businesses are affected by global economic conditions, political uncertainties and volatility and other developments in the financial markets. Factors such as interest rates and commodities prices, regional and international rates of economic growth, inflation, political instability, the liquidity and volatility of equity, credit, currency, derivative and other financial markets, and investor confidence can significantly affect the financial markets in which we and our customers are engaged. Such factors have affected, and may further unfavorably affect, both regional and worldwide economic growth, creating adverse effects on many companies, including us, in ways that are not predictable.

A significant market downturn may lead to a decline in the value of assets under management and custody, which would reduce our asset-based fee revenue and the value of securities we hold in our investment portfolio, and may adversely impact transaction revenue and the volume of transactions that we execute for our customers. In addition, lower market volatility, even in a generally rising market environment, may reduce trading volumes of our customers, and our ability to achieve attractive spreads, which could lead to lower trading revenues. Our revenues, particularly our trading revenues, may increase or decrease depending upon the extent of increases or decreases in cross-border investments made by our customers. The level of cross-border activity can be influenced by a number of factors, including geopolitical instabilities and customer mix. General market downturns would also likely lead to a decline in the volume of transactions we execute on behalf of our customers, decreasing our fee and revenue opportunities and reducing the level of assets under management and custody.

In addition, revenues during a calendar year, driven by the products and services we provide, can fluctuate commensurate with normal course business activity of our customers, typically resulting in stronger revenues in the second and fourth quarters and relatively weaker revenues in the first and third quarters.

In recent years, investment manager and hedge fund manager operations outsourcing and non-U.S. asset servicing have been areas of rapid growth in our business. If the demand for these types of services were to decline, we could see a slowing in the growth rate of our revenue.

Strategic/Competition Risk

We expect the markets in which we operate to remain both highly competitive and global across all facets of our business, resulting in increases in both regional and global competitive risks. We have experienced, and anticipate that we will continue to experience, pricing pressure in many of our core businesses. Many of our businesses compete with other domestic and international banks and financial services companies, such as custody banks, investment advisors, broker/dealers, outsourcing companies and data processing companies. Many of our competitors, including our competitors in core services, have substantially greater capital resources. In some of our businesses, we are service providers to significant competitors. The ability of a competitor to offer comparable or improved products or services at a lower price would likely negatively affect our ability to maintain or increase our profitability.  In addition, pricing pressures as a result of the activities of competitors, customer pricing reviews and rebids, as well as the introduction of new products, may result in a reduction in the prices we can charge for our products and services.

Acquisitions of complementary businesses and technologies, development of strategic alliances and divestitures of portions of our business, in addition to fostering organic growth opportunities, are an active part of our overall business strategy to remain competitive. We may not be able to effectively assimilate services, technologies, key personnel or businesses of acquired companies into our business or service offerings, alliances may not be successful, and related revenue growth or cost savings may not be achieved. In addition, we may not be able to successfully manage the divestiture of identified businesses on satisfactory terms, if at all, which would reduce anticipated benefits to earnings. Ongoing consolidation within the financial services industry could provide opportunities and pose challenges in the markets we serve.

Acquisitions present risks that differ from the risks associated with our ongoing operations. In January 2007, we announced a definitive agreement to acquire Currenex, Inc., an independently owned electronic foreign exchange trading platform. In addition, in February 2007, we announced a definitive agreement to acquire Investors Financial. Our financial results for 2007 and for the next few years may be significantly impacted by our ability to achieve the cost savings and other benefits that we anticipate as a result of the acquisition of Investors Financial, as well as our ability to retain its customer base and to successfully cross-sell our products and services to its customers.

Intellectual property of an acquired business such as Currenex may be an important component of the value that we agree to pay for such a business; however, these types of acquisitions entail the risk that the acquired business does not own the intellectual property that we believe we are acquiring, that the intellectual property is dependent upon licenses from third parties, or that the acquired business infringes upon the intellectual property rights of others. Acquisitions of investment servicing businesses such as Investors Financial normally entail information technology systems conversions, which involve operational risks and may result in customer dissatisfaction and defection. Customers of businesses that we acquire, including, in the case of Investors Financial, its largest customer, are competitors of our non-custody businesses. The loss of some of these customers or a significant reduction in revenues generated from them, for competitive or other reasons, would adversely affect the benefits that we expect to achieve from the acquisition.

In connection with most acquisitions, before the acquisition can be completed, we must obtain various regulatory approvals or consents, which approvals may include the Federal Reserve Board, the Massachusetts Commissioner of Banking and other domestic and foreign regulatory authorities. These regulatory authorities may impose conditions on the completion of the acquisition or require changes to its terms. Although we would not enter into a transaction anticipating materially adverse regulatory conditions, such conditions may be imposed, or we may experience regulatory delays that limit the benefits of the transaction.

With any acquisition, the integration of the operations and resources of the two businesses could result in the loss of key employees, the disruption of our and the acquired company’s ongoing businesses, or inconsistencies in standards, controls, procedures and policies that could adversely affect our ability to maintain relationships with clients, customers, and employees or to achieve the anticipated benefits of the acquisition. Integration efforts may also divert management attention and resources. Where we acquire a business and combine it with our operations, we are also exposed to risks of unknown or contingent liabilities as to which we may have no recourse against the seller. While we normally seek to mitigate that risk through pre-acquisition due diligence, increasingly acquisition transactions are competitive auctions in which we have limited time and access to information to evaluate the risks inherent in the business being acquired, and no or limited recourse against the seller if undisclosed liabilities are discovered after we enter into a definitive agreement.

Our financial results may be adversely affected by the accounting treatment for an acquisition.  We may not achieve the benefits we sought in an acquisition, or, if achieved, those benefits may come later than we anticipated. Failure to achieve anticipated benefits from an acquisition, such as our acquisitions of Investors Financial and Currenex, could result in increased costs and lower revenues than expected of the combined company.

We actively strive to achieve significant cost savings by shifting certain business processes to lower-cost geographic locations, while continuing to maintain service quality, control and effective management of risks within these business operations. This transition to a true “shared services” operational model focuses on certain core service offerings, including middle- and back-office reconciliations, securities processing and transfer agency activities. The increased elements of risk that arise from conducting certain operating processes in some jurisdictions could lead to an increase in reputation risk. Reputation risk is inherent in our current operating model; shifting business processes merely accentuates these risks through the transition process, until such time as technology, training and infrastructure changes are in place to mitigate the risk. The extent and pace at which we are able to move functions to lower-cost locations may also be impacted by regulatory and customer acceptance issues. Such relocation of functions also entails costs, such as technology and real estate expenses, that partially offset the financial benefits of the lower-cost locations.

Our financial performance depends, in part, on our ability to develop and market new and innovative services and to adopt or develop new technologies that differentiate our products or provide cost efficiencies, while avoiding increased related expenses. The risks we face include rapid technological change in the industry, our ability to access technical and other information from our customers, and the significant and ongoing investments required to bring new products and services to market in a timely fashion at competitive prices. We proactively cross-sell multiple products and services to our customers, which can exacerbate the negative financial effects associated with the risk of loss of any one customer. Developments in the securities processing industry, including shortened settlement cycles and straight-through processing, have required continued internal procedural enhancements and further technology investment.

Our growth strategy depends upon both attracting new customers and cross-selling additional products and services to our existing customer base. To the extent that we are not able to achieve these goals, we may not be able to achieve our financial goals. There are substantial risks and uncertainties associated with the introduction of new products and services, including technical and control requirements that may need to be developed and implemented to offer such products while also managing associated risks. The introduction of new products and services can also entail significant time and resources. Regulatory and internal control requirements, capital requirements, competitive alternatives and shifting market preferences may also determine if such initiatives can be brought to market in a manner that is timely and attractive to our customers. Failure to successfully manage these risks in the development and implementation of new products or services could have a material adverse effect on our business, as well as our results of operations and financial condition.

Credit Risk

Our focus on large institutional investors and their businesses requires that we assume credit and counterparty risk, both on- and off-balance sheet, in a variety of forms. We may experience significant intra- and inter-day credit exposure through settlement-related extensions of credit. From time to time, we may assume concentrated credit risk at the individual counterparty, industry and/or country level, thereby potentially exposing us to a single market or political event or a correlated set of events. The credit quality of our on- and off-balance sheet exposures may be affected by many factors, such as economic and business conditions or deterioration in the financial condition of an individual counterparty or group of counterparties. If there is a significant economic downturn in either a country or a region, or we experience the failure of a significant individual counterparty, we could incur financial losses that could adversely affect our earnings.

Financial Markets Risk

As asset values in worldwide financial markets increase or decrease, our opportunities to invest in and service financial assets change. Given that a portion of our fees is based on the value of assets under custody and management, fluctuations in the valuation of worldwide securities markets will affect revenue. Many of the costs of providing our services are relatively fixed; therefore, a decline in revenue could have a disproportionate effect on our earnings. In addition, if investment performance in our asset management business fails to meet either benchmarks or the performance of our competitors, we could experience a decline in assets under management and a reduction in the fees we earn, irrespective of economic or market conditions.

We have increased the portion of our management fee revenue that is generated from enhanced index and actively managed products, with respect to which we receive higher fees compared to passive products. We may not be able to continue to increase this segment of our business at the same rate that we have achieved in the past few years. In addition, with respect to certain of these products, we have entered into performance fee arrangements, where the management fee revenue we earn is based on the performance of managed funds against specified benchmarks. The reliance on performance fees increases the potential volatility of our management fee revenue.

The degree of volatility in foreign exchange rates can affect our foreign exchange trading revenue. In general, we benefit from currency volatility, although it can increase risk, and foreign exchange revenue, all other things being equal, is likely to decrease during times of decreased currency volatility. In addition, as our business grows globally, our exposure to changes in foreign currency exchange rates could affect our levels of revenue, expense and earnings, as well as the value of our investment in our non-U.S. operations. Our other financial markets trading businesses, as well as our asset and liability management activities, are also subject to market risks. Adverse movements in levels and volatilities of financial markets could cause losses that may affect our consolidated results of operations and financial condition.

Liquidity Risk

We depend on access to global capital markets to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, and to accommodate the transaction and cash management needs of our customers. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of debt purchasers, depositors or counterparties participating in the capital markets with us in particular, or a downgrade of our debt rating, may adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity. General market disruptions, natural disasters or operational problems may affect either third parties or us, and can also have an adverse affect on our liquidity.

Interest Rate Risk

State Street’s financial performance could be unfavorably affected by changes in interest rates as they impact our asset and liability management process. The levels of global market interest rates, the shape of these yield curves (changes in the relationship between short- and long-term interest rates), the direction and speed of interest rate changes, and the asset and liability spreads relative to the currency and geographic mix of our interest-bearing assets and interest-bearing liabilities, affect our net interest revenue. Our ability to anticipate these changes and/or to hedge the related exposures on and off our balance sheet can significantly influence the success of our asset and liability management process and the resulting level of our net interest revenue. The impact of changes in interest rates will depend on the relative durations of assets and liabilities in accordance with their relevant currencies. In general, sustained lower interest rates, a flat or inverted yield curve and narrow interest-rate spreads have a constraining effect on our net interest revenue.

Operational Risk

Operational risk is inherent in all of State Street’s activities. Our customers have a broad array of complex and specialized servicing, confidentiality and fiduciary requirements. We have established policies, procedures and systems designed to comply with these regulatory and operational risk requirements. We also face the potential for loss resulting from inadequate or failed internal processes, employee supervisory or monitoring mechanisms, or other systems or controls, and from external events, which could materially affect our future results of operations. We may also be subject to disruptions from events that are wholly or partially beyond our control, which could cause delays or disruptions to operational functions, including functions such as information processing and financial market settlement. In addition, our customers, vendors and counterparties could suffer from such events. Should these events affect us, or the customers, vendors or counterparties with which we conduct business, our results of operations could be negatively affected. We use various strategies and processes to monitor and mitigate operational and other risks. These risk management measures entail many assumptions regarding events that are not possible to predict. As a result, our risk management framework may not always be successful.

Our success depends, in large part, on our ability to attract and retain key people. Competition for the best people in most activities in which we engage can be intense, and we may not be able to hire people or retain them. The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business because of their skills, their knowledge of our markets, their years of industry experience, in some cases, and the difficulty of promptly finding qualified replacement personnel.  In some of our businesses, we have experienced significant employee turnover, which increases costs, requires additional training and increases the potential for operational risks.

We enter into long-term fixed price contracts to provide middle office or investment manager and hedge fund manager operations outsourcing services to customers, services related but not limited to certain trading activities, cash reporting, settlement and reconciliation activities, collateral management and information technology development. These long-term contracts require considerable up-front investment by us, including technology and conversion costs, and carry the risk that pricing for the products and services we provide might not prove adequate to generate expected operating margins over the term of the contracts. Profitability of these contracts is largely a function of our ability to accurately calculate pricing for our services and our ability to control our costs and maintain the relationship with the customer for an adequate period of time to recover our up-front investment. Performance risk exists in each contract, given our dependence on successful conversion and implementation onto our own operating platforms of the service activities provided. In addition, our failure to meet specified service levels may adversely affect our revenue from such arrangements, or permit early termination of the contracts by the customer.

Our businesses depend on an information technology infrastructure to record and process a large volume of increasingly complex transactions, in many currencies, on a daily basis, across numerous and diverse markets. Any interruptions, delays and/or breakdowns of this infrastructure can result in significant costs. As a result, we continue to invest significantly in this infrastructure.

Regulatory/Legal/Accounting/Tax Risk

Most of our businesses are subject to extensive regulation, and many of the customers to which we provide services are themselves subject to a broad range of regulatory requirements. These regulations may affect the manner and terms of delivery of our services. As a financial institution with substantial international operations, we are subject to extensive regulatory and supervisory oversight, both in the U.S. and overseas in connection with our global operations. Our businesses are subject to stringent regulation and examination by U.S. federal and state governmental and regulatory agencies, including the Federal Reserve, the SEC and the Massachusetts Commissioner of Banking,  and self-regulatory organizations (including securities exchanges), and by non-U.S. governmental and regulatory agencies and self-

regulatory organizations. The regulations affect, among other things, the scope of our activities and customer services, our capital structure and our ability to fund the operations of our subsidiaries, our lending practices, our dividend policy and the manner in which we market our services. Evolving regulations, such as the new Basel II capital framework and anti-money laundering regulations, can require significant effort on our part to ensure compliance. New or modified regulations and related regulatory guidance may have unforeseen or unintended adverse effects on the financial services industry.

If we do not comply with governmental regulations, we may be subject to fines, penalties or material restrictions on our businesses in the jurisdiction where the violation occurred, which can adversely affect our business operations and, in turn, our financial results. Similarly, many of our customers are subject to significant regulatory requirements, and retain our services in order for us to assist them in complying with those legal requirements. Changes in these regulations can significantly affect the services that we are asked to provide, as well as our costs. If we cause a customer to fail to comply with these regulatory requirements, we may be liable to them for losses and expenses that they incur. In addition, adverse publicity and damage to our reputation arising from the failure or perceived failure to comply with legal, regulatory or contractual requirements could affect our ability to attract and retain customers or to maintain access to capital markets, or could result in enforcement actions, fines, penalties and lawsuits. In recent years, regulatory oversight and enforcement has increased substantially, imposing additional costs and increasing the potential risks associated with our operations. If this regulatory trend continues, it could adversely affect our operations and, in turn, our financial results.

From time to time, our customers may make claims and take legal action pertaining to our performance of fiduciary or contractual responsibilities. If such claims and legal actions are not resolved in a manner favorable to us, such claims may result in financial liability to us and/or adversely affect the market perception of State Street and its products and services, and could impact customer demand for our products and services.  We record balance sheet reserves for such known and unknown loss contingencies, including litigation and operational losses; however, we cannot always estimate the ultimate outcome, and as a result the adequacy of these reserves to cover any settlements or judgments into which State Street ultimately enters or to which we are subject.

New accounting requirements, or changes in the interpretation of existing accounting requirements, by the Financial Accounting Standards Board, the SEC, and bank regulators can potentially affect our consolidated financial condition and results of operations, as accounting rules in the U.S. and other jurisdictions consistently evolve to reflect the increasing complexities of business. These changes are very difficult to predict, and can materially impact how we record and report our financial condition and results of operations and other financial information. In some cases, we could be required to apply a new or revised standard retroactively, resulting in the revised treatment of certain transactions or activities, and, in some cases, the restatement of prior period financial statements.

Our businesses are subject to changes in tax legislation, and the interpretation of existing tax laws worldwide. These legislative actions may impact our business directly or indirectly through their impact on the financial markets. In the normal course of business, we are subject to reviews by U.S. and non-U.S. tax authorities regarding the amount of taxes due. These reviews may result in adjustments to the timing or amount of taxes due and the allocation of taxable income among tax jurisdictions. While such changes may or may not have an economic impact on our business, these changes could affect the attainment of our current financial goals.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                PROPERTIES

Our headquarters is located at State Street Financial Center, One Lincoln Street, Boston, Massachusetts, a 36-story office building. We have leased the entire 1,025,000 square feet of this building, as well as the entire 366,000-square-foot parking garage at One Lincoln Street, under 20-year non-cancelable capital leases. A portion of the lease payments is offset by a sublease for 160,000 square feet of the building.

We occupy two buildings located in Quincy, Massachusetts, one of which we own and the other we lease. The buildings, containing a total of approximately 822,000 square feet, function as State Street Bank’s principal operations facilities. Additionally, we own a 92,000-square-foot building in Westborough, Massachusetts, and a 138,000-square-foot building in Grafton, Massachusetts, each of which is used as a data center. Our remaining offices and facilities around the world are leased. We enter into operating leases to meet the needs of our operations and to expand our geographic reach.

Additional information about our occupancy costs, including commitments under non-cancelable leases, is in Note 18 of the “Notes to Consolidated Financial Statements” included in this Form 10-K under Item 8.

ITEM 3.                LEGAL PROCEEDINGS

We are broadly involved with the securities industry worldwide, including the mutual fund industry. Securities industry practices and the mutual fund industry in the U.S. continue to be the subject of intense regulatory, governmental and public scrutiny. In that regard, we have received various industry-related regulatory, governmental and law enforcement inquiries and subpoenas relating to our activities and the activities of our mutual fund customers. We continue to respond to these regulatory, governmental and law enforcement inquiries and subpoenas in the normal course of business. We are also involved in various legal proceedings that arise in the normal course of business. In the opinion of management, after discussion with counsel, these regulatory, governmental and law enforcement inquiries and subpoenas, and legal proceedings can be successfully defended or resolved without a material adverse effect on our consolidated financial position or results of operations.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 4A.        EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with regard to each of our executive officers. As used in this section, the term “executive officer” corresponds to those positions designated as such for SEC purposes.

Name	Age	Position
Ronald E. Logue	61	Chairman, President, Chief Executive Officer and Chief
		Operating Officer
Joseph C. Antonellis	52	Vice Chairman and Chief Information Officer
Joseph L. Hooley	49	Vice Chairman
William W. Hunt	44	Vice Chairman; President and Chief Executive Officer, State Street Global Advisors
Jeffrey N. Carp	50	Executive Vice President, Chief Legal Officer and Secretary
Joseph W. Chow	54	Executive Vice President
James J. Malerba	52	Senior Vice President and Corporate Controller
David C. O’Leary	60	Executive Vice President
James S. Phalen	56	Executive Vice President
David C. Phelan	49	Executive Vice President and General Counsel
Edward J. Resch	54	Executive Vice President, Chief Financial Officer and Treasurer
Stanley W. Shelton	52	Executive Vice President

All executive officers are elected by the Board. The Chairman, President, Treasurer and Secretary hold office until the first meeting of the Board following the next annual meeting of shareholders and until their successors are chosen and qualified. All executive officers hold office at the discretion of the Board. There are no family relationships among any of our directors and executive officers.

Mr. Logue joined State Street in 1990. Since prior to 2002, he has served as President and Chief Operating Officer. In June 2004, he was appointed Chairman and Chief Executive Officer.

Mr. Antonellis joined State Street in 1991. As of 2002, he served as Executive Vice President and head of Institutional Investor Services. In 2003, he was named head of Information Technology and Global Securities Services. In 2006, he was appointed Vice Chairman with additional responsibility as head of Investor Services in North America and Global Investment Manager Outsourcing Services.

Mr. Hooley joined State Street in 1986. Since 2002, he has served as Executive Vice President and head of Investor Services. In 2006, he was appointed Vice Chairman and global head of Investment Servicing and Investment Research and Trading.

Mr. Hunt joined State Street in 1994.  As of 2002, he served as Executive Vice President of State Street and head of State Street Global Advisors’ international business. In January 2005, he was appointed President and Chief Executive Officer of SSgA. In 2006, he was appointed Vice Chairman of State Street.

Mr. Carp joined State Street in January 2006 as Executive Vice President and Chief Legal Officer. In 2006, he was also appointed Secretary. From April 2004 until December 2005, Mr. Carp served as executive vice president and general counsel of Massachusetts Financial Services, an investment management and research company. From 1989 until 2004, Mr. Carp was a senior partner at the law firm of Hale and Dorr LLP, where he was an attorney since 1982.

Mr. Chow first joined State Street in 1990, left in 2003, and returned in 2004. When he left in 2003, he was Executive Vice President and head of Credit and Risk Policy. Since 2004, he has served as Executive Vice President, Risk and Corporate Administration.

Mr. Malerba joined State Street in November 2004 as Deputy Corporate Controller. Prior to joining State Street, he served as Deputy Controller at FleetBoston Financial Corporation and continued  in that role after the merger with Bank of America Corporation. In 2006, he was appointed Corporate Controller.

Mr. O’Leary joined State Street in 2005 as Executive Vice President and head of Global Human Resources. Prior to joining State Street, he served as a senior advisor to Credit Suisse First Boston Corporation after serving as Managing Director and Global Head of Human Resources with that organization for more than 18 years.

Mr. James Phalen joined State Street in 1992. As of 2002, he served as Executive Vice President of State Street and Chairman and Chief Executive Officer of CitiStreet, a joint venture. In February 2005, he was appointed head of Investor Services in North America. In 2006, he was appointed head of international operations for Investment Servicing and Investment Research and Trading, based in Europe.

Mr. David Phelan joined State Street in 2006 as Executive Vice President and General Counsel. From 1995 until 2006, he was a senior partner at the law firm of WilmerHale, where he was an attorney since 1993.

Mr. Resch joined State Street in 2002 as Executive Vice President and Chief Financial Officer. In 2006, he was also appointed Treasurer. Prior to joining State Street, he was managing director and chief financial officer of Pershing, LLC, a subsidiary of Credit Suisse First Boston Corporation, which provides brokerage processing and investment services. Prior to that, he served as managing director and chief accounting officer at Donaldson, Lufkin & Jenrette, Inc.

Mr. Shelton joined State Street in 1984. Since prior to 2002, he has served as Executive Vice President and head of State Street Global Markets.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

MARKET FOR REGISTRANT’S COMMON EQUITY

Our Common Stock is listed on the New York and Boston Stock Exchanges under the ticker symbol STT. There were 4,586 shareholders of record at December 31, 2006. Information concerning the market prices of, and dividends on, our common stock during the past two years is included in this Form 10-K under Item 8, under the caption “Quarterly Summarized Financial Information.”

In February 2005, our Board authorized the purchase of up to 15 million shares of our common stock for general corporate purposes, including mitigation of the dilutive impact of shares issued under employee benefit programs, and canceled a program authorized in 1995. In March 2006, the Board cancelled the remaining 2005 authorization and authorized a new program for the purchase of up to 15 million of our common shares for the same purposes.

During the first quarter of 2006, we purchased 3 million shares of our common stock under the 2005 program. Under the 2006 program, we purchased 2.8 million shares of our common stock during the first six months of 2006, and no common shares were purchased by us during the third and fourth quarters of 2006. As of December 31, 2006, 12.2 million shares remained available for purchase under the 2006 program. We employ third-party broker-dealers to acquire shares on the open market for our publicly announced stock purchase program.

RELATED STOCKHOLDER MATTERS

As a bank holding company, the parent company is a legal entity separate and distinct from its principal banking subsidiary, State Street Bank, and its non-bank subsidiaries. The right of the parent company to participate as a shareholder in any distribution of assets of State Street Bank upon its liquidation, reorganization or otherwise is subject to the prior claims by creditors of State Street Bank, including obligations for federal funds purchased and securities sold under repurchase agreements and deposit liabilities. Payment of dividends by State Street Bank is subject to the provisions of Massachusetts banking law, which provide that dividends may be paid out of net profits provided (i) capital stock and surplus remain unimpaired, (ii) dividend and retirement fund requirements of any preferred stock have been met, (iii) surplus equals or exceeds capital stock, and (iv) losses and bad debts, as defined, in excess of reserves specifically established for such losses and bad debts, have been deducted from net profits.

Under the Federal Reserve Act, the approval of the Federal Reserve Board would be required if dividends declared by State Street Bank in any year exceeded the total of its net profits for that year combined with retained net profits for the preceding two years, less any required transfers to surplus. Information about dividends from our subsidiary banks is in Note 14 of the “Notes to Consolidated Financial Statements” included in this Form 10-K under Item 8. Future dividend payments of State Street Bank and other non-bank subsidiaries cannot be determined at this time.

SHAREHOLDER RETURN PERFORMANCE PRESENTATION

The graph presented below compares the cumulative total shareholder return on State Street’s common stock to the cumulative total return of the S&P 500 Index and the S&P Financial Index for the five fiscal years, which commenced January 1, 2002 and ended December 31, 2006. The cumulative total shareholder return assumes the investment of $100 in State Street’s common stock and in each index on December 31, 2001 and assumes reinvestment of dividends. The S&P Financial Index is a publicly available measure of 88 of the Standard & Poor’s 500 companies, representing 25 banking companies, 23 insurance companies, 26 diversified financial services companies, and 14 real estate companies.

 Comparison of Five-Year Cumulative Total Shareholder Return

ITEM 6.   SELECTED FINANCIAL DATA

FOR THE YEAR ENDED DECEMBER 31:	2006	2005	2004	2003	2002
(Dollars in millions, except per share amounts or where otherwise noted)
Total fee revenue	$5,186	$4,551	$4,048	$3,556	$2,850
Net interest revenue	1,110	907	859	810	979
Provision for loan losses	—	—	(18)	—	4
Gains (Losses) on sales of available-for-sale investment securities, net	15	(1)	26	23	76
Gain on sale of Private Asset Management business, net of exit and other associated costs	—	16	—	285	—
Gain on sale of Corporate Trust business, net of exit and other associated costs	—	—	—	60	495
Total revenue	6,311	5,473	4,951	4,734	4,396
Total operating expenses	4,540	4,041	3,759	3,622	2,841
Income from continuing operations before income tax expense	1,771	1,432	1,192	1,112	1,555
Income tax expense from continuing operations	675	487	394	390	540
Income from continuing operations	1,096	945	798	722	1,015
Net income (loss) from discontinued operations	10	(107)	—	—	—
Net income	$1,106	$838	$798	$722	$1,015
PER COMMON SHARE:
Basic earnings:
Continuing operations	$3.31	$2.86	$2.38	$2.18	$3.14
Net income	3.34	2.53	2.38	2.18	3.14
Diluted earnings:
Continuing operations	3.26	2.82	2.35	2.15	3.10
Net income	3.29	2.50	2.35	2.15	3.10
Cash dividends declared	.80	.72	.64	.56	.48
Closing price of common stock (at year end)	67.44	55.44	49.12	52.08	39.00
AT YEAR END:
Investment securities	$64,992	$59,870	$37,571	$38,215	$28,071
Total assets	107,353	97,968	94,040	87,534	85,794
Deposits	65,646	59,646	55,129	47,516	45,468
Long-term debt	2,616	2,659	2,458	2,222	1,270
Shareholders’ equity	7,252	6,367	6,159	5,747	4,787
Assets under custody (in billions)	$11,854	$10,121	$9,497	$9,370	$6,171
Assets under management (in billions)	1,749	1,441	1,354	1,106	763
Number of employees	21,700	20,965	19,668	19,850	19,501
RATIOS:
Continuing operations:
Return on shareholders’ equity	16.2%	15.3%	13.3%	13.9%	24.1%
Return on average assets	1.03	.95	.84	.87	1.28
Dividend payout	24.2	25.3	26.9	25.9	15.4
Net income:
Return on shareholders’ equity	16.4	13.6	13.3	13.9	24.1
Return on average assets	1.04	.84	.84	.87	1.28
Dividend payout	24.0	28.5	26.9	25.9	15.4
Average shareholders’ equity to average total assets	6.3	6.2	6.3	6.3	5.3
Tier 1 risk-based capital	13.7	11.7	13.3	14.0	17.1
Total risk-based capital	15.9	14.0	14.7	15.8	18.0
Tier 1 leverage ratio	5.8	5.6	5.5	5.6	5.6
Tangible common equity to adjusted total assets	5.1	4.8	4.5	4.5	4.9

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS

GENERAL

State Street Corporation is a financial holding company organized under the laws of the Commonwealth of Massachusetts. Unless otherwise indicated or unless the context requires otherwise, all references in this Management’s Discussion to “State Street,” “we,” “us,” “our” or similar terms mean State Street Corporation and its subsidiaries on a consolidated basis. At December 31, 2006, we had total assets of $107.35 billion, total deposits of $65.65 billion, total shareholders’ equity of $7.25 billion and employed 21,700. With $11.85 trillion of assets under custody and $1.75 trillion of assets under management at year-end 2006, we are a leading specialist in meeting the needs of institutional investors worldwide.

In February 2007, we announced a definitive agreement to acquire Investors Financial Services Corp., or “Investors Financial,” a $12 billion bank holding company based in Boston. Under the terms of the agreement, we will exchange .906 shares of our common stock for each share of Investors Financial common stock. The transaction is subject to customary conditions, including the approvals of Investors Financial shareholders and regulatory agencies, and we expect to close the acquisition in the third quarter of 2007. We cannot be certain that approvals of Investors Financial shareholders or the regulators will be obtained.

The acquisition will be accounted for as a purchase. The acquisition agreement contains certain termination rights for both State Street and Investors Financial, and further provides that, if the agreement is terminated under specified circumstances, Investors Financial will be required to pay State Street a termination fee of up to $165 million.

We report two lines of business: Investment Servicing and Investment Management. These lines of business provide a full range of products and services for our customers, which include mutual funds and other collective investment funds, corporate and public retirement plans, insurance companies, foundations, endowments and other investment pools, and investment managers. Investment Servicing provides services to support institutional investors, such as custody, product- and participant-level accounting, daily pricing and administration; master trust and master custody; recordkeeping; shareholder services, including mutual fund and collective investment fund shareholder accounting; foreign exchange, brokerage and other trading services; securities finance; deposit and short-term investment facilities; loans and lease financing; investment manager and hedge fund manager operations outsourcing; and performance, risk and compliance analytics. Investment Management provides a broad array of services for managing financial assets, such as investment research services and investment management, including passive and active U.S. and non-U.S. equity and fixed income strategies. For additional information about our lines of business, see the “Line of Business Information” section of this Management’s Discussion and Note 22 of the “Notes to Consolidated Financial Statements” included in this Form 10-K under Item 8.

This Management’s Discussion and Analysis is part of our Annual Report on Form 10-K to the SEC, and should be read in conjunction with the “Consolidated Financial Statements” and the related “Notes to Consolidated Financial Statements,” included in this Form 10-K under Item 8. Certain previously reported amounts presented have been reclassified to conform to current period classifications. We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the U.S. or “GAAP.” The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions in the application of certain accounting policies that materially affect the reported amounts of assets, liabilities, revenue and expenses. Estimates that require management to make assumptions that are difficult, subjective or complex about matters that are uncertain and may change in subsequent periods are discussed in more depth in the “Significant Accounting Estimates” section of this Management’s Discussion and Analysis.

This Management’s Discussion and Analysis contains statements that are considered “forward-looking statements” within the meaning of U.S. federal securities laws. Forward-looking statements are based on our current expectations about revenue and market growth, acquisitions and divestitures, new technologies, services and opportunities, earnings and other factors. These forward-looking statements involve certain risks and uncertainties which could cause actual results to differ materially. We undertake no obligation to revise the forward-looking statements contained in this Management’s Discussion and Analysis to reflect events after the date we file this Form 10-K with the SEC. Additional information about forward-looking statements and related risks and uncertainties is included in this Form 10-K under Item 1A.

OVERVIEW OF FINANCIAL RESULTS

Years ended December 31,	2006	2005	2004
(Dollars in millions, except per share amounts)
Total fee revenue	$5,186	$4,551	$4,048
Net interest revenue	1,110	907	859
Provision for loan losses	—	—	(18)
Gains (Losses) on sales of available-for-sale investment securities, net	15	(1)	26
Gain on sale of divested business	—	16	—
Total revenue	6,311	5,473	4,951
Total operating expenses	4,540	4,041	3,759
Income from continuing operations before income tax expense	1,771	1,432	1,192
Income tax expense from continuing operations	675	487	394
Income from continuing operations	1,096	945	798
Net income (loss) from discontinued operations	10	(107)	—
Net income	$1,106	$838	$798
Earnings Per Share From Continuing Operations:
Basic	$3.31	$2.86	$2.38
Diluted	3.26	2.82	2.35
Earnings Per Share:
Basic	$3.34	$2.53	$2.38
Diluted	3.29	2.50	2.35
Return on shareholders’ equity from continuing operations	16.2%	15.3%	13.3%
Return on shareholders’ equity	16.4	13.6	13.3

Summary

Our financial results for 2006 reflect our overall objectives of consistent revenue growth, balancing expense growth with growth in revenue and continuing to expand our business overseas. The highlights are as follows:

•       Each category of revenue, as reported in our consolidated statement of income, increased in double digits compared to 2005, with the exception of processing fees and other revenue.

•       We achieved positive operating leverage for 2006 compared to 2005.

•       Our Investment Management business, State Street Global Advisors, or “SSgA,” increased its contribution to our consolidated results of operations to approximately 19% of consolidated total revenue and approximately 24% of consolidated income from continuing operations before income taxes for 2006, compared to 18% and 21%, respectively, for 2005.

•       We grew the proportion of our non-U.S. revenue to approximately 43% of consolidated total revenue, from approximately 39% for 2005.

•       We ended 2006 with record levels of assets under custody and assets under management.

•       We exceeded our operating-basis financial goals for 2006 concerning growth in total revenue, growth in earnings per share from continuing operations and return on shareholders’ equity from continuing operations, all compared to 2005.

Our financial results for 2006 are summarized in the following “Financial Highlights” section, followed by a more detailed discussion in the “Consolidated Results of Operations” section of this Management’s Discussion and Analysis.

Financial Highlights

For 2006, we recorded income from continuing operations of $1.1 billion, or $3.26 per diluted share, a 16% increase from $945 million, or $2.82 per diluted share, for 2005. Total revenue increased 15% from 2005, and return on equity from continuing operations was 16.2%.

Overall results for 2006 included net income from discontinued operations of $10 million (pre-tax income of $16 million reduced by related tax expense of $6 million), or $.03 per share, the result of the finalization of certain legal, selling and other costs recorded in connection with our divestiture of Bel Air Investment Advisors LLC. Our results for 2005 included a net loss from discontinued operations of $107 million ($165 million charge reduced by related tax benefit of $58 million), related to our commitment to divest Bel Air.

Total revenue for 2006 grew 15% from 2005, with about three-quarters of the growth generated from existing customers. Total fee revenue for 2006, which grew 14%, reflected consistent growth throughout the year in servicing and management fees, up 10% and 26%, respectively, compared to 2005. Generally, servicing fees benefited from our continued expansion overseas and our cross-selling of services to our broad customer base, while management fees benefited from the strategic introduction of quantitative active products, which provide higher-margin revenue. Trading services revenue, which benefited from strong capital markets in the first half of 2006, grew 24% year over year. Securities finance revenue, which peaked in the second quarter and declined in the third quarter as a result of seasonality, benefited from increases in volumes of securities loaned, and for the full year increased 17% from 2005. We continued to cross-sell our existing customer relationships and to introduce new products and services to existing and new customers.

Net interest revenue increased 22% compared to 2005, and net interest margin increased to 1.25% from 1.08%. This growth was the result of several favorable trends—(1) the balance sheet repositioning we began to execute in late 2004; (2) higher yields on the re-investment of securities as they matured; (3) growth in our average balance sheet due to increased customer activity; (4) a more favorable mix of customer deposits, particularly non-U.S. deposits; and (5) the absence of increases in short-term interest rates by the Federal Reserve during the second half of the year. We accomplished the repositioning of the balance sheet without adversely affecting the credit profile of our investment portfolio, and at year-end 2006 had about 94% of the portfolio invested in “AAA” or “AA” rated securities, with 88% invested in “AAA” rated securities, compared to 95% and 90%, respectively, at year-end 2005.

Total operating expenses increased 12% from 2005, as we continued to carefully balance consistent expense management with revenue growth. Most of the increase was the result of increased incentive compensation due to our improved performance and increased headcount to support new business, particularly internationally. As a result, we generated positive operating leverage of almost 300 basis points on an annual basis, which we define as a rate of total revenue growth that exceeds the rate of growth of total operating expenses.

SSgA is increasingly becoming a more significant contributor to our overall results, as that business comprised about 19% of our total consolidated revenue and about 24% of our total income from continuing operations before income taxes for 2006, compared to 18% and 21%, respectively, for 2005, and achieved a pre-tax operating margin of 35%, up from 31% for 2005. Net new business at SSgA was about $86 billion, with about two-thirds in active management products, such as enhanced indexing, hedge fund strategies and active quantitative management.

We continue to expand our business outside of the U.S., particularly in Europe and the Asia-Pacific region. For 2006, approximately 43% of our consolidated total revenue was generated from non-U.S. activities, up from approximately 39% for 2005, and at year-end 2006 we employed 8,630 outside the U.S. Our goal is to eventually generate 50% of our consolidated total revenue from outside the United States.

Assets under custody and assets under management both increased to record levels at year-end 2006, with assets under custody at $11.85 trillion, up 17% from $10.12 trillion a year ago, and assets under management at $1.75 trillion, up 21% from $1.44 trillion a year ago. Assets under custody have grown at a compound annual rate of 18% since year-end 2002, with U.S. assets growing by 14% and non-U.S. assets growing by 36%, while assets under management have grown at a compound annual rate of 23% over the same period.

Financial Goals

In early 2006, we reaffirmed our financial goals for State Street for 2006. These financial goals were:

•       Growth in operating-basis revenue of between 8% and 12%;

•       Growth in operating-basis earnings per share from continuing operations of between 10% and 15%; and

•       Operating-basis return on shareholders’ equity from continuing operations of between 14% and 17%.

Operating-basis results, as defined by management, include fully taxable-equivalent net interest revenue, reflecting tax-equivalent adjustments of $45 million and $42 million for 2006 and 2005, respectively, and a corresponding charge to income tax expense, and for 2006, exclude aggregate tax-related adjustments of $65 million, or $.20 per share. The tax adjustments related to additional provisions that resulted from the impact of the Tax Increase Prevention and Reconciliation Act and issues with respect to certain of our leveraged leases.

Management measures our financial goals and related results on an operating basis to provide financial information that is comparable from period to period, and to present comparable financial trends with respect to our ongoing business operations. The use of fully taxable-equivalent net interest revenue facilitates the comparison of revenues from both taxable and non-taxable sources. The previously described tax-related adjustments are not part of our normal ongoing business operations, and as a result prevent a meaningful comparison of earnings per share and return on shareholders’ equity with that of other periods. Management believes that operating-basis financial information facilitates an investor’s understanding and analysis of State Street’s underlying performance and trends in addition to financial information prepared in accordance with GAAP.

For 2006, we exceeded our financial goals. We increased our operating-basis earnings per share from continuing operations by 23%, from $2.82 to $3.46 (up 16% from $2.82 to $3.26 on a GAAP basis, including the tax-related adjustments). Our operating-basis revenue increased 15% from $5.52 billion to $6.36 billion (including taxable-equivalent adjustments of $45 million for 2006 and $42 million for 2005); and we recorded operating basis return on shareholders’ equity from continuing operations of 17.1% (16.2% on a GAAP basis, including the tax-related adjustments).

Outlook

Our long term financial goals remain the same, but based on our recently announced agreement to acquire Investors Financial, we have adjusted our financial goals for 2007 to the following, assuming the acquisition closes in July 2007:

•       Growth in operating-basis revenue of between 16% and 18%;

•       Growth in operating-basis earnings per share from continuing operations of between 8% and 10%; and

•       Operating-basis return on shareholders’ equity from continuing operations of between 12% and 15%.

Operating-basis results for 2007 will exclude merger, integration and restructuring charges related to the above-mentioned acquisition, and for 2006 will exclude the previously discussed tax-related adjustments. Some of the factors and assumptions that we considered in determining this outlook for 2007 were as follows:

•       Expected equity market growth, based on S&P 500 and/or MSCI® EAFE indices, of about 7%;

•       Growth in revenue generated from active quantitative asset management products;

•       Relatively stable domestic interest rates;

•       The expected flattening of the U.S. dollar yield curve;

•       The continuation of beneficial trends in non-U.S. interest rates;

•       Modest growth in non-U.S. deposits, as well as the maintenance of a favorable mix of customer deposits, including demand deposits;

•       A stable income tax and regulatory environment;

•       Shareholder and regulatory approvals of the Investors Financial acquisition;

•       Achievement of expected cost savings from the acquisition; and

•       Retention of, and success in cross-selling to, Investors Financial’s customer base.

Information about other risks and uncertainties which could cause actual results to differ materially from those expected is included in this Form 10-K under Item 1A.

CONSOLIDATED RESULTS OF OPERATIONS

This section discusses our consolidated results of operations for 2006 compared to 2005, and should be read in conjunction with the consolidated financial statements and related notes included in this Form 10-K under Item 8.

TOTAL REVENUE

				Change
Years ended December 31,	2006	2005	2004	2005-2006
(Dollars in millions)
Fee Revenue:
Servicing fees	$2,723	$2,474	$2,263	10%
Management fees	943	751	623	26
Trading services	862	694	595	24
Securities finance	386	330	259	17
Processing fees and other	272	302	308	(10)
Total fee revenue	5,186	4,551	4,048	14
Net Interest Revenue:
Interest revenue	4,324	2,930	1,787	48
Interest expense	3,214	2,023	928	59
Net interest revenue	1,110	907	859	22
Provision for loan losses	—	—	(18)
Net interest revenue after provision for loan losses	1,110	907	877	22
Gains (Losses) on sales of available-for-sale investment securities, net	15	(1)	26
Gain on sale of Private Asset Management business	—	16	—
Total revenue	$6,311	$5,473	$4,951	15

We are one of the world’s leading specialists in servicing mutual funds, other collective investment funds and pension plans. We are consistently gaining business globally, and for 2006, our non-U.S. revenue was approximately 43% of our total revenue, compared to 26% for 2000. We provide a broad range of reliable, easy-to-integrate investment services that are global and enable our customers to develop and launch competitive new investment products. We also provide active management products, including enhanced indexing, hedge fund strategies and quantitative management, and passive investment management products and strategies.

We provide fund accounting, custody, investment management, securities finance, transfer agency services, and operations outsourcing for investment managers and hedge fund managers. These services support the complex financial strategies and transactions of our customers worldwide, in any time zone across multiple currencies. Our focus on the total needs of the customer allows us to develop active, long-term relationships that result in high customer retention, cross-selling opportunities and recurring revenue. The servicing markets in which we compete are very price-competitive, and we consistently focus on winning and retaining customer business. This focus requires a strong commitment to customers while constantly working toward providing services at lower costs.

Our broad range of services generates fee revenue and net interest revenue. Fee revenue generated by investment servicing and investment management is augmented by securities finance, trading services and other processing fee revenue. We earn net interest revenue from customers’ deposits and short-term investment activities, by providing deposit services and short-term investment vehicles, such as repurchase agreements and commercial paper, to meet customers’ needs for high-grade liquid investments, and investing these sources of funds and additional borrowings in assets yielding a higher rate.

Fee Revenue

Servicing and management fees are the largest components of fee revenue, and collectively comprised approximately 71% of total fee revenue for 2006 and 2005. These fees are a function of several factors, including the mix and volume of assets under custody and assets under management, securities positions held and the volume of portfolio transactions, and the types of products and services used by customers, and are affected by changes in worldwide equity and fixed income valuations.

Generally, servicing fees are impacted, in part, by changes in daily average valuations of assets under custody, while management fees are impacted by changes in month-end valuations of assets under management. Additional factors, such as transaction volumes, balance credits, customer minimum balances and other factors may have a significant impact on servicing fee revenue. Generally, management fee revenue is more sensitive to market valuations than servicing fee revenue. In addition, performance fees have become a larger component of management fee revenue over the past two years, and amounted to about 9% of management fees for 2006. Performance fees are generated when the performance of managed funds exceeds benchmarks specified in the management agreements.

In light of the above, we estimate, assuming all other factors remain constant, that a 10% increase or decrease in worldwide equity values would result in a corresponding change in our total revenue of approximately 2%. If fixed income security values were to increase or decrease by 10%, we would anticipate a corresponding change of approximately 1% in our total revenue.

The following table presents selected equity market indices. Daily averages and the averages of month-end indices demonstrate worldwide equity market valuation changes that impact servicing and management fee revenue, respectively. Year-end indices impact the value of assets under custody and management at those dates. The index names listed in the table and elsewhere in this Management’s Discussion and Analysis are service marks of their respective owners.

INDEX

	Daily Averages of Indices			Average of Month-End Indices			Year-End Indices
	2006	2005	Change	2006	2005	Change	2006	2005	Change
S&P 500®	1310.5	1207.2	9%	1318.3	1207.8	9%	1418.3	1248.3	14%
NASDAQ®	2263.4	2099.3	8	2279.0	2100.6	8	2415.3	2205.3	10
MSCI® EAFE	1857.6	1536.2	21	1883.4	1540.0	22	2074.5	1680.1	23

FEE REVENUE

Years ended December 31,	2006	2005	2004	Change 2005-2006
(Dollars in millions)
Servicing fees	$2,723	$2,474	$2,263	10%
Management fees(1)	943	751	623	26
Trading services	862	694	595	24
Securities finance	386	330	259	17
Processing fees and other	272	302	308	(10)
Total fee revenue	$5,186	$4,551	$4,048	14

(1)          Includes performance fees of $84 million, $41 million and $29 million for 2006, 2005 and 2004, respectively.

Almost 70% of the $635 million increase in total fee revenue over 2005 came from servicing and management fees.

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

The increase in servicing fees of $249 million from 2005 primarily resulted from net new business from existing and new customers, higher average equity market valuations, and higher customer transaction volumes. Net new business is defined as new business net of lost business. For 2006, servicing fees generated from customers outside the U.S. were approximately 44% of total servicing fees, up from 40% in  2005.

We are the largest provider of mutual fund custody and accounting services in the United States. We distinguish ourselves from other mutual fund service providers by offering customers a broad array of integrated products and services, including accounting, daily pricing and fund administration. We calculate more than 31% of the U.S. mutual fund prices provided to NASDAQ that appear daily in The Wall Street Journal and other publications with an accuracy rate of 99.9%.

We have a leading position for servicing U.S. tax-exempt assets for corporate and public pension funds. We provide trust and valuation services for more than 4,300 daily-priced portfolios, making us a leader for both monthly and daily valuation services.

We are a leading service provider outside of the U.S. as well. In Germany, we provide Depotbank services for approximately 17% of retail and institutional fund assets. In the United Kingdom, we provide custody services for 19% of pension fund assets and provide administration services to more than 23% of mutual fund assets. We service approximately 13% of the hedge fund market and more than $500 billion of offshore assets, primarily domiciled in the Cayman Islands, Ireland, Luxembourg, and the Channel Islands. We have more than $800 billion in assets under administration in the Asia-Pacific region, and are a leader in Japan with more than 36% of the trust assets held by non-domestic trust banks.

At year-end 2006, our total assets under custody were $11.85 trillion, compared to $10.12 trillion a year earlier. The value of assets under custody is a broad measure of the relative size of various markets served. Changes in the value of assets under custody do not necessarily result in proportional changes in revenue. Assets under custody consisted of the following at December 31:

ASSETS UNDER CUSTODY

As of December 31,	2006	2005	2004	2003	2002	2005-2006 AGR	2002-2006 CAGR
(Dollars in billions)
Mutual funds	$3,738	$3,442	$3,088	$3,094	$2,548	9%	10%
Collective funds	1,665	1,001	911	1,153	260	66	59
Pension products	3,713	3,358	3,254	3,026	1,993	11	17
Insurance and other products	2,738	2,320	2,244	2,097	1,370	18	19
Total	$11,854	$10,121	$9,497	$9,370	$6,171	17	18

MIX OF ASSETS UNDER CUSTODY

As of December 31,	2006	2005	2004
(In billions)
Financial Instrument Mix:
Equities	$5,821	$4,814	$4,688
Fixed income	4,035	3,797	3,286
Short-term and other investments	1,998	1,510	1,523
Total	$11,854	$10,121	$9,497

GEOGRAPHIC MIX OF ASSETS UNDER CUSTODY

As of December 31,	2006	2005	2004
(In billions)
United States	$8,962	$7,773	$7,268
Other Americas	607	508	466
Europe/Middle East/Africa	1,815	1,454	1,403
Asia/Pacific	470	386	360
Total	$11,854	$10,121	$9,497

Management Fees:

We provide a broad range of investment management strategies, specialized investment management advisory services and other financial services for corporations, public funds, and other sophisticated investors. These services are offered through State Street Global Advisors®, or “SSgA®,” a division of State Street. Based upon assets under management, SSgA is the largest manager of institutional assets worldwide, the largest manager of assets for tax-exempt organizations (primarily pension plans) in the United States, and the fourth largest investment manager overall in the world. SSgA offers a broad array of investment management strategies, including passive and active, such as enhanced indexing and hedge fund strategies, using quantitative and fundamental methods for both U.S. and global equities and fixed income securities. SSgA also offers exchange traded funds, or “ETFs,” such as the SPDR® Dividend ETFs.

The $192 million increase in management fees from 2005 primarily resulted from higher equity market valuations and net new business. In addition, performance fees increased from $41 million in 2005 to $84 million in 2006. Management fees generated from customers outside the United States were approximately 32% of total management fees, up from 30% for 2005.

At year-end 2006, assets under management were $1.75 trillion, compared to $1.44 trillion at year-end 2005. While certain management fees are directly determined by the value of assets under management and the investment strategy employed, management fees reflect other factors as well, including our relationship pricing for customers who use multiple services, and the benchmarks specified in the respective management agreements related to performance fees. Accordingly, there is not necessarily a direct correlation between the value of assets under management, market indices and management fee revenue. Assets under management consisted of the following at December 31.

ASSETS UNDER MANAGEMENT

As of December 31,	2006	2005	2004	2003	2002	2005-2006 AGR	2002-2006 CAGR
(In billions)
Equities:
Passive	$691	$625	$600	$519	$357	11%	18%
Active and other	181	147	122	81	48	23	39
Company stock/ESOP	85	76	77	76	56	12	11
Total equities	957	848	799	676	461	13	20
Fixed income	201	144	141	91	73	40	29
Cash and money market	591	449	414	339	229	32	27
Total fixed income and cash	792	593	555	430	302	34	27
Total	$1,749	$1,441	$1,354	$1,106	$763	21	23

GEOGRAPHIC MIX OF ASSETS UNDER MANAGEMENT

As of December 31,	2006	2005	2004
(In billions)
United States	$1,202	$1,023	$1,009
Other Americas	30	24	23
Europe/Middle East/Africa	384	275	221
Asia/Pacific	133	119	101
Total	$1,749	$1,441	$1,354

The following table presents a roll-forward of assets under management for the three years ended December 31, 2006:

ASSETS UNDER MANAGEMENT

Years Ended December 31,	2006	2005	2004
(In billions)
Balance at beginning of year	$1,441	$1,354	$1,106
Net new business	86	36	145
Market appreciation	222	51	103
Balance at end of year	$1,749	$1,441	$1,354

Trading Services:

Trading services revenue includes revenue from foreign exchange trading and brokerage and other trading services. We offer a complete range of foreign exchange services under an account model that focuses on the global requirements of our customers to execute trades and receive market insights in any time zone. We have exclusive ownership of FX Connect®, the world’s first and leading foreign exchange trading platform, and we provide quantitatively-based research into investor behavior, as well as consultative services that use quantitative tools designed to optimize our customers’ returns. Foreign exchange trading revenue is influenced by three principal factors: the volume and type of customer foreign exchange transactions; currency volatility and trend; and the management of currency market risks.

For 2006, foreign exchange trading revenue increased 31%, to $611 million from $468 million in 2005, and benefited from a strong first half of the year. The increase from 2005 resulted from increased transaction volumes, a favorable transaction mix related to custody FX services, and an increase in FX trading profits, partially offset by a decline in customer volume-weighted currency volatility.

We also offer a range of brokerage and other trading products tailored specifically to meet the needs of the global pension community, including transition management, commission recapture and self-directed brokerage. These products are differentiated by our position as an agent of the institutional investor. Brokerage and other trading fees were $251 million in 2006, up 11% compared to 2005. Growth was attributable to a significant increase in other trading services and trading profits, offset by a slight decrease in brokerage revenue, the result of a decline in commission recapture revenue.

Securities Finance:

Securities finance provides liquidity to the financial markets and an effective means for customers to earn revenue on their existing portfolios. By acting as a lending agent and coordinating loans between lenders and borrowers, we lend securities and provide liquidity in more than 35 markets around the world. Borrowers provide collateral in the form of cash or securities to State Street in return for loaned securities. For cash collateral, we pay a usage fee to the provider of the cash collateral, and invest the cash collateral in certain investment vehicles. The spread between the yield on the investment vehicle and the usage fee paid to the provider of the collateral is split between the lender of the securities and State Street as agent. For non-cash collateral, the borrower pays a fee for the loaned securities, and the fee is split between the lender of the securities and State Street.

Securities finance revenue has historically been affected by seasonality during the year, and is principally a function of the volume of securities loaned and the interest-rate spreads earned on the collateral. During 2006, securities finance revenue peaked in the second quarter, as a result of heavy borrowing demand from customers, declined in the third quarter, and rebounded slightly in the fourth quarter. Overall, securities finance revenue increased 17% from a year earlier. Growth in this revenue over 2005 resulted from a 22% increase in securities lending volumes. Consolidated spread was essentially unchanged from the prior year.

Processing Fees and Other:

Processing fees and other revenue includes diverse types of fees and other revenue, including fees from our structured products business, fees from software licensing and maintenance, profits and losses from unconsolidated subsidiaries, gains and losses on sales of leased equipment and other assets, and amortization of investments in tax-advantaged financings. Processing fees and other revenue decreased 10% from 2005, with the decline partially due to the absence of fees from Deutsche Bank AG related to customer deposits of the acquired Global Securities Services, or “GSS,” business, which were converted to our systems in prior years.

Net Interest Revenue

In servicing sophisticated global investors, we provide short-term funds management, deposit services and repurchase agreements for cash positions associated with our customers’ investing activities.

NET INTEREST REVENUE

Years ended December 31,	2006	2005	2004	Change 2005—2006
(Dollars in millions)
Interest revenue	$4,324	$2,930	$1,787	48%
Interest expense	3,214	2,023	928	59
Net interest revenue	1,110	907	859	22
Provision for loan losses	—	—	(18)
Net interest revenue after provision for loan losses	$1,110	$907	$877
Net interest revenue (fully taxable-equivalent basis)	$1,155	$949	$904	22%
Excess of rates earned over rates paid (fully taxable-equivalent basis)	.89%	.82%	.95%
Net interest margin (fully taxable-equivalent basis)	1.25	1.08	1.08

Additional detail about the components of interest revenue and interest expense is in Note 16 of the “Notes to Consolidated Financial Statements” included in this Form 10-K under Item 8.

The increase in net interest revenue for 2006 compared to 2005 was due to several factors. On the asset side, there was an increase in average interest-earning assets as well as higher yields on our investment securities portfolio. The higher yields were the result of a higher interest rate environment as well as a repositioning program begun in late 2004 and substantially completed in the second half of 2006. On the liability side, a higher level of customer deposits, primarily resulting from the growth of our non-U.S. operations, as well as a more favorable mix of deposits, also contributed to the growth in net interest revenue. These benefits were partially offset by the impact of higher funding costs, as the Federal Reserve raised short-term interest rates during the first half of the year.

For the year ended December 31, 2006, our average investment securities portfolio increased from approximately $51.2 billion to approximately $61.6 billion. The portfolio included a higher percentage of collateralized mortgage obligations and floating-rate, asset-backed securities compared to a year earlier, and a lower percentage of U.S. Treasuries and direct obligations of federal agencies. The shift in the portfolio was designed to better position us in a rising short-term interest-rate environment, without adversely affecting overall risk, as we continued to invest conservatively in “AA” and “AAA” rated securities. “AA” and “AAA” rated securities comprised approximately 94% of the investment securities portfolio, with approximately 88% “AAA” rated, at December 31, 2006.

Several factors could affect future levels of net interest revenue and margin, including the Federal Reserve’s ongoing actions to manage short-term interest rates, the level and pace of changes in non-U.S. rates, particularly by the European Central Bank and the Bank of England, the mix of customer liabilities, and the shapes of the various yield curves around the world.

Gains (Losses) on Sales of Available-for-Sale Securities, Net

Our management of the investment securities portfolio has many objectives, the foremost of which is to generate maximum return with modest duration and credit risk. In addition, we structure the portfolio to provide liquidity and to serve as a source of collateral for customer activities. These objectives may entail strategic sales of specific securities as market conditions warrant. We recorded net gains of $15 million on sales of available-for-sale securities for 2006, compared to net losses of $1 million for 2005. At December 31, 2006, approximately 93% of the investment securities portfolio, or $60.45 billion, was classified as available for sale. Additional information about available-for-sale securities, and the gross gains and losses that comprise the net gains, is in Note 3 of the “Notes to Consolidated Financial Statements” included in this Form 10-K under Item 8.

Operating Expenses

Years Ended December 31,	2006	2005	2004	Change 2005—2006
(Dollars in millions)
Salaries and employee benefits	$2,652	$2,231	$1,957	19%
Information systems and communications	501	486	527	3
Transaction processing services	496	449	398	10
Occupancy	373	391	363	(5)
Other	518	484	514	7
Total operating expenses	$4,540	$4,041	$3,759	12
Number of employees at year-end	21,700	20,965	19,668

The 19% increase in salaries and employee benefits from 2005 was driven primarily by higher incentive compensation costs due to improved performance, the impact of higher staffing levels and annual merit increases, and planned benefit increases. Staffing levels increased to support growth in our Investment Servicing business, particularly in Europe, and in our Investment Management business, as well as in information technology and risk management.

The slight increase in information systems and communications expense primarily resulted from higher telecommunications costs and third party software expenditures to support overseas growth.

Transaction processing services expenses are volume-related, and include equity trading services and fees related to securities settlement, sub-custodian fees and external contract services. The 10% increase primarily resulted from higher transaction volumes, as well as expansion of our operations in Europe.

Occupancy expense was down 5% from 2005, primarily due to the absence of the $26 million charge recorded in 2005 related to a long-term sub-lease agreement for space in our headquarters building, offset by a slight increase in energy and other utility costs.

The 7% increase in other expenses from 2005 primarily resulted from increased costs to support growth initiatives, offset by a decline in professional services fees related to information technology and the restructuring of our Global Treasury function, which occurred in 2005.

Income Taxes

The increase in income tax expense from continuing operations to $675 million for 2006, from $487 million a year ago, resulted from increased pre-tax earnings, as well as $81 million of aggregate adjustments recorded during 2006 primarily related to the Tax Increase Prevention and Reconciliation Act and the potential resolution of issues with the IRS with respect to certain of our leveraged leases. Additional information about these adjustments is in Notes 10 and 20 of the “Notes to Consolidated Financial Statements” included in this Form 10-K under Item 8. The effective tax rate for continuing operations for 2006 was 38.1%, compared to 34% for 2005.

The 2006 income tax expense from discontinued operations of $6 million was related to $16 million of income associated with the finalization of certain costs recorded in connection with our divestiture of Bel Air, which was completed during 2006. The 2005 income tax benefit from discontinued operations of $58 million was related to the loss of $165 million recorded in connection with our agreement to divest Bel Air in 2005.

Information about income tax contingencies related to our leveraged lease portfolio is in Note 10 of the “Notes to Consolidated Financial Statements” included in this Form 10-K under Item 8.

LINE OF BUSINESS INFORMATION

We report two lines of business: Investment Servicing and Investment Management. Given our services and management organization, the results of operations for these lines of business are not necessarily comparable with those of other companies, including companies in the financial services industry. Information about revenue, expense and capital allocation methodologies is in Note 22 of the “Notes to Consolidated Financial Statements” included in this Form 10-K under Item 8.

The following is a summary of line of business results. These results exclude the income (loss) from discontinued operations related to our previously discussed divestiture of Bel Air. The “Other/One-Time” column for 2005 includes the additional gain from our sale of the Private Asset Management business, and for 2004, includes merger and integration costs related to the GSS acquisition.

	Investment Servicing			Investment Management			Other/One- Time			Total
Years ended December 31,	2006	2005	2004	2006	2005	2004	2006	2005	2004	2006	2005	2004
(Dollars in millions, except where otherwise noted)
Fee revenue:
Servicing fees	$2,723	$2,474	$2,263							$2,723	$2,474	$2,263
Management fees	—	—	—	$943	$751	$623				943	751	623
Trading services	862	694	595	—	—	—				862	694	595
Securities finance	292	260	211	94	70	48				386	330	259
Processing fees and other	208	221	239	64	81	69				272	302	308
Total fee revenue	4,085	3,649	3,308	1,101	902	740				5,186	4,551	4,048
Net interest revenue	986	826	816	124	81	43				1,110	907	859
Provision for loan losses	—	—	(18)	—	—	—				—	—	(18)
Net interest revenue after provision for loan losses	986	826	834	124	81	43				1,110	907	877
Gains (Losses) on sales of available-for-sale investment securities, net	15	(1)	26	—	—	—				15	(1)	26
Gain on sale of divested business	—	—	—	—	—	—		$16		—	16	—
Total revenue	5,086	4,474	4,168	1,225	983	783		16		6,311	5,473	4,951
Operating expenses	3,742	3,363	3,115	798	678	582		—	$62	4,540	4,041	3,759
Income from continuing operations before income taxes	$1,344	$1,111	$1,053	$427	$305	$201		$16	$(62)	$1,771	$1,432	$1,192
Pre-tax margin	26%	25%	25%	35%	31%	26%
Average assets (in billions)	$103.4	$96.9	$92.5	$3.0	$2.9	$2.6				$106.4	$99.8	$95.1

Investment Servicing

The 14% increase in total revenue from 2005 was primarily driven by increases in servicing and trading services fees and securities finance revenue, as well as a 19% increase in net interest revenue, slightly offset by a decline in processing fees and other revenue.

Servicing fees were up from 2005 due to net new business from existing and new customers, higher equity valuations and higher customer transaction volumes. The increase in trading services revenue reflected a higher dollar volume of foreign exchange trades for customers and a higher volume of fixed income transition management business. Processing fees and other revenue declined from 2005, partly as a result of a decline in fees from Deutsche Bank AG as GSS customer deposits were converted to our systems.

Servicing and trading services fees and gains (losses) on sales of available-for-sale securities for our Investment Servicing business line are identical to the respective consolidated results. Refer to the “Servicing Fees,” “Trading Services” and “Gains (Losses) on Sales of Available-For-Sale Securities, Net” captions in the “Total Revenue” section of this Management’s Discussion and Analysis for a more in-depth discussion. A discussion of processing fees and other revenue is provided under the caption “Processing Fees and Other” in the “Total Revenue” section.

Net interest revenue for 2006 increased 19% from 2005 due to an increase in average interest-earning assets, as well as higher yields on our investment securities portfolio. The higher yields were the result of a repositioning program begun in late 2004 and substantially completed in the second half of 2006, which is further discussed under the caption “Net Interest Revenue” in the “Total Revenue” section of this

Management’s Discussion and Analysis. In 2004, we reduced the allowance for loan losses through a reduction of the loan loss provision as a result of reduced credit exposures and overall improved credit quality. A portion of net interest revenue is recorded in the Investment Management business line based on the volume of customer liabilities attributable to that business.

Operating expenses increased from 2005, driven primarily by higher incentive compensation costs due to improved performance, the impact of higher staffing levels and annual merit increases, and planned benefit increases. Staffing levels increased to support growth in business, particularly in Europe. Transaction processing costs increased due to a higher volume of securities settlements and higher sub-custodian fees. Other expenses increased as a result of an increase in costs to support growth initiatives, offset by lower professional services fees partly related to the restructuring of Global Treasury.

Investment Management

Total revenue for 2006 increased 25% from 2005. Management fees for the Investment Management business line, which were up 26%, are identical to the respective consolidated results. Refer to the “Management Fees” caption in the “Total Revenue” section of this Management’s Discussion and Analysis for a more in-depth discussion. Performance fees increased from $41 million for 2005 to $84 million for 2006, and accounted for almost one-quarter of the increase in management fees. Securities finance revenue for 2006 was up 34% from 2005, reflecting higher securities lending volumes. Net interest revenue improved due to higher volumes of customer liabilities, primarily resulting from the growth of our non-U.S. operations, as well as a more favorable mix of deposits.

Operating expenses increased 18% from 2005, primarily attributable to higher incentive compensation costs due to improved performance.

COMPARISON OF 2005 AND 2004

OVERVIEW OF CONSOLIDATED RESULTS OF OPERATIONS

Years ended December 31,	2005	2004	$ Change	% Change
(Dollars in millions, except per share amounts)
Total fee revenue	$4,551	$4,048	$503	12%
Net interest revenue	907	859	48	6
Provision for loan losses	—	(18)	18	100
Gains (Losses) on sales of available-for-sale investment securities, net	(1)	26	(27)	(104)
Gain on sale of divested business	16	—	16	—
Total revenue	5,473	4,951	522	11
Total operating expenses	4,041	3,759	282	8
Income from continuing operations before income tax expense	1,432	1,192	240	20
Income tax expense from continuing operations	487	394	93	24
Income from continuing operations	945	798	147	18
Net loss from discontinued operations	(107)	—	(107)	—
Net income	$838	$798	40	5
Earnings Per Share From Continuing Operations:
Basic	$2.86	$2.38	$.48	20
Diluted	2.82	2.35	.47	20
Earnings Per Share:
Basic	$2.53	$2.38
Diluted	2.50	2.35
Return on shareholders’ equity	15.3%	13.3%

The net loss from discontinued operations in 2005 of $107 million, or $.32 per share, resulted from our divestiture of Bel Air. The 2004 results included $62 million of merger and integration costs, $41 million after-tax or $.12 per share, related to the GSS acquisition.

TOTAL REVENUE

Years ended December 31,	2005	2004	$ Change	% Change
(Dollars in millions)
Fee Revenue:
Servicing fees	$2,474	$2,263	$211	9%
Management fees	751	623	128	21
Trading services	694	595	99	17
Securities finance	330	259	71	27
Processing fees and other	302	308	(6)	(2)
Total fee revenue	4,551	4,048	503	12
Net Interest Revenue:
Interest revenue	2,930	1,787	1,143	64
Interest expense	2,023	928	1,095	118
Net interest revenue	907	859	48	6
Provision for loan losses	—	(18)	(18)
Net interest revenue after provision for loan losses	907	877	30	3
Gains (Losses) on sales of available-for-sale investment securities, net	(1)	26	(27)	(104)
Gain on sale of Private Asset Management business	16	—	16
Total revenue	$5,473	$4,951	$522	11

The increase in total revenue for 2005 compared to 2004 primarily reflected growth in fee revenue, but also reflected higher net interest revenue and a $16 million gain from final settlement of the sale of our Private Asset Management business. Fee revenue in 2005 primarily reflected growth in servicing, management, trading services and securities finance fees.

The increase in servicing fees was the result of new business from existing and new customers, and higher equity market valuations. Our business continued to grow outside the U.S., with approximately 40% of our servicing fees derived from non-U.S. customers, up from 34% in 2004. Assets under custody increased to $10.12 trillion at December 31, 2005, up $624 billion from $9.50 trillion a year earlier.

The increase in management fees reflected continued new business and higher average month-end equity market valuations. Approximately 30% of management fees were from customers outside the U.S. in 2005 and 2004. Assets under management increased to $1.44 trillion at December 31, 2005, up $87 billion from $1.35 trillion a year earlier.

The growth in trading services revenue, which includes foreign exchange trading, brokerage and other trading revenue, reflected an increase in brokerage and other trading fees of $51 million, primarily due to increased global transition management business, as well as an increase in equity trading revenue in the U.S. Trading services revenue also benefited from a $48 million increase in foreign exchange trading revenue. Customer spot and forward trading volumes were strong in 2005, both in the volume and value of transactions, up 32% from 2004. The impact of volume increases was somewhat offset by lower currency volatility, as measured by our index of 26 currencies, down 12% from 2004.

Securities finance revenue reflected the effect of improved interest rate spreads and a 9% increase in securities lending volumes.

The decline in processing fees and other revenue reflected a decrease of $30 million in payments made by Deutsche Bank AG in consideration of net interest revenue earned from GSS customer deposits, largely offset by an increase in revenue from our structured products business. The deposits were held by Deutsche Bank until customers and their related deposits were converted to our systems. The net loss on sales of available-for-sale securities of $1 million in 2005 compared to a gain of $26 million in 2004.

The increase in net interest revenue reflected an increase in the size of our average balance sheet and the impact of repositioning and increasing the average size of our investment securities portfolio. Net interest revenue for 2004 reflected a $19 million cumulative reduction in interest revenue, which resulted from a change in the applicable state tax rate for leveraged lease transactions.

We reduced the allowance for loan losses in 2004 by recording an $18 million benefit in the related income statement provision in response to reduced credit exposure and improved credit quality.

OPERATING EXPENSES

Years ended December 31,	2005	2004	$ Change	% Change
(Dollars in millions)
Operating Expenses:
Salaries and employee benefits	$2,231	$1,957	$274	14%
Information systems and communications	486	527	(41)	(8)
Transaction processing services	449	398	51	13
Occupancy	391	363	28	8
Other	484	514	(30)	(6)
Total operating expenses	$4,041	$3,759	$282	8

The increase in operating expenses from 2004 reflected higher expenses for salaries and employee benefits, transaction processing, occupancy and other expenses, somewhat offset by a decline in information systems and communications expense and the absence of merger, integration, divestiture and restructuring costs.

The increase in salaries and employee benefits was driven by higher staffing levels and higher compensation costs related to improved earnings, higher averages salaries due to merit increases and higher costs of employee benefits.

Information systems and communications expense decreased because of efficiencies gained as GSS customers were converted to our operation platforms, somewhat offset by costs for new outsourcing customers and costs of the new data center.

Transaction processing services expenses, which in large part are volume-related, include equity trading services and fees related to securities settlement, sub-custodian fees and external contract services. The increase resulted from a higher volume of investment activity combined with higher net asset values that impact sub-custodian fees.

Occupancy expense for 2005 reflected a $26 million pre-tax charge related to a long-term sub-lease agreement with an unrelated third party for space in our headquarters building. Occupancy expense for 2004 reflected a loss of $16 million from a sub-lease agreement at our former headquarters building. Aside from these charges, the increases year over year reflected increased occupancy costs in Europe to accommodate new investment manager operations outsourcing customers.

The decline in other operating expenses was primarily due to the absence of merger and integration costs of $62 million recorded in 2004 related to the conversion of customers gained in the GSS acquisition to our systems, and the absence of 2004 restructuring costs of $21 million related to severance and benefit costs associated with a 425-position workforce reduction.

Income Taxes

The increase in income tax expense from continuing operations resulted from increased pre-tax earnings. The effective tax rate for continuing operations for 2005 was 34%. Our effective rate for 2004 was 33.1%, including the impact of a cumulative benefit of $18 million resulting from a change in the effective state tax rate applied to leveraged lease transactions. Excluding this item, the effective rate for 2004 was 34%.

SIGNIFICANT ACCOUNTING ESTIMATES

Our consolidated financial statements are prepared in accordance with GAAP. Our significant accounting policies are described in Note 1 of the “Notes to Consolidated Financial Statements” included in this Form 10-K under Item 8.

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

Based on the sensitivity of reported financial statement amounts to the underlying policies, estimates and assumptions, the relatively more significant accounting policies applied by State Street have been identified by management as accounting for lease financing; accounting for goodwill; accounting for income taxes; and accounting for pension costs. These policies require the most subjective or complex judgments, and related estimates and assumptions could be most subject to revision as new information becomes available. An understanding of the judgments, estimates and assumptions underlying these accounting policies is essential in order to understand our reported consolidated financial condition and results of operations.

The following is a brief discussion of the above-mentioned significant accounting policies. Management of State Street has discussed these significant accounting estimates with the Examining and Audit Committee of our Board of Directors, or “Board.”

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

Changes in these assumptions in future periods could affect asset balances and related interest revenue, as well as the amount of income tax expense. Certain of these assumptions could be affected by changes in tax positions established with respect to the amount and timing of tax deductions taken with respect to certain lease transactions, which could be impacted by the enactment of tax legislation or changes in the interpretation of existing tax laws by U.S. and non-U.S. tax authorities. As we discussed in the “Income Taxes” section of this Management’s Discussion and Analysis, we recorded additional income tax expense of $81 million during 2006, as a result of the impact of the Tax Increase Prevention and Reconciliation Act and changes in tax positions that we established with respect to certain of our leveraged lease transactions.

Additional information about lease financing balances is in Note 4 of the “Notes to Consolidated Financial Statements” included in this Form 10-K under Item 8.

Goodwill

Goodwill arises when the purchase price exceeds the assigned value of net assets of acquired businesses, and represents the value attributable to unidentifiable intangible elements being acquired. Almost all of our goodwill resulted from business acquisitions of our Investment Servicing line of business. Approximately 99% of the total goodwill recorded in our consolidated statement of condition was recorded by this business line, and the remaining 1% was recorded by Investment Management.

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

To determine the aggregate fair value of the reporting unit being evaluated for goodwill impairment, we use one of two principal methodologies—external or independent valuation, using quoted market prices in active markets; or an analysis of comparable recent external sales or market data, such as multiples of earnings or similar performance measures. In limited circumstances, these methodologies are not available, and as such, we estimate future cash flows using present-value techniques.

Events that may indicate goodwill impairment include significant or adverse changes in the business, economic or political climate; an adverse action or assessment by a regulator; unanticipated competition; and a more-likely-than-not expectation that we will sell or otherwise dispose of a business to which the goodwill relates. Our goodwill impairment testing for 2006 indicated that none of our goodwill was impaired. Goodwill recorded in our consolidated statement of condition at December 31, 2006 totaled approximately $1.4 billion.

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

In establishing a provision for income tax expense, we must make judgments and interpretations about the application of these inherently complex tax laws. Disputes over interpretations of the tax laws may be adjudicated by the court systems of the various tax jurisdictions or may be settled with the taxing authority upon examination or administrative appeal.

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

Management continually monitors and evaluates the worldwide impact of tax legislation, decisions, rulings and other current developments on the estimates and assumptions underlying our calculations of current and deferred taxes and our analysis of the expected realization of deferred tax assets. Additional information about income taxes is in Notes 10 and 20 of the “Notes to Consolidated Financial Statements.”

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

If we were to assume a 25 basis point increase or decrease in the expected long-term rate of return on plan assets for all defined benefit pension plans and keep all other assumptions constant, benefit cost would increase or decrease by approximately $2 million.

Discount Rate

We use the discount rate to determine the present value of our future benefit obligations. It reflects the rates available on long-term, high-quality fixed-income debt instruments, reset annually on the measurement date. If we were to assume a 25 basis point increase or decrease in the discount rate for all defined benefit pension plans and keep all other assumptions constant, benefit cost would increase or decrease by approximately $5 million, and the projected benefit obligation would increase or decrease by approximately $37 million.

Additional information about our pension plans and related benefit costs is in Note 17 of the “Notes to Consolidated Financial Statements” included in this Form 10-K under Item 8.

FINANCIAL CONDITION

Years ended December 31,	2006 Average Balance	2005 Average Balance
(In millions)
Assets:
Interest-bearing deposits with banks	$9,621	$17,260
Securities purchased under resale agreements	12,543	12,579
Federal funds sold	277	311
Trading account assets	975	470
Investment securities	61,579	51,153
Loans	7,670	6,013
Total interest-earning assets	92,665	87,786
Cash and due from banks	2,977	2,598
Other assets	10,802	9,385
Total assets	$106,444	$99,769
Liabilities and Shareholders’ Equity:
Interest-bearing deposits:
U.S.	$2,453	$2,992
Non-U.S.	53,182	46,711
Total interest-bearing deposits	55,635	49,703
Securities sold under repurchase agreements	20,883	22,432
Federal funds purchased	2,777	2,306
Other short-term borrowings	2,039	1,970
Long-term debt	2,621	2,461
Total interest-bearing liabilities	83,955	78,872
Noninterest-bearing deposits	8,274	8,293
Other liabilities	7,471	6,426
Shareholders’ equity	6,744	6,178
Total liabilities and shareholders’ equity	$106,444	$99,769

Overview of Consolidated Statement of Condition

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

Our customers’ needs and our operating objectives determine the volume, mix and currency denomination of our consolidated balance sheet. Deposits and other liabilities generated by customer activities are invested in assets that generally match the liquidity and interest-rate characteristics of the liabilities. As a result, our assets consist primarily of high-quality, marketable securities held in our available-for-sale or held-to-maturity investment securities portfolio and short-term money-market instruments, such as inter-bank placements, federal funds sold and securities purchased under resale agreements. The actual mix of assets is determined by the characteristics of the customer liabilities and our desire to maintain a well-diversified portfolio of high-quality assets. Managing our consolidated balance sheet structure is a disciplined process conducted within specific Board-approved policies for interest rate risk, credit risk and liquidity.

For 2006, the growth in average interest-bearing liabilities of $5.1 billion was composed of a $6.5 billion increase in foreign deposits offset by a decline in repurchase agreements of $1.5 billion. These changes are representative of the higher levels of customer activity outside the U.S. Average interest-earning assets in 2006 increased $4.9 billion from 2005, consistent with the increased level of customer liabilities.

During 2006, we substantially completed the investment portfolio restructuring begun in late 2004. The average investment portfolio increased $10.4 billion, offset in part by a decline in average interest-bearing deposits with banks of $7.6 billion. The composition of the investment portfolio continued to favor mortgage- and asset-backed securities because of their high credit quality, higher yields and highly liquid nature. The credit quality of the investment portfolio remained very strong at year-end 2006, with 88% of the securities rated “AAA” and 6% rated “AA.”

Investment Securities

We consider a well-diversified, high-credit quality investment securities portfolio to be an important element in the management of our consolidated balance sheet. The portfolio continues to be concentrated in marketable securities with high credit quality, with approximately 94% of the carrying value of the portfolio “AAA” or “AA” rated. The percentages of the carrying value of the investment securities portfolio by credit rating were as follows as of December 31:

	2006	2005
AAA(1)	88%	90%
AA	6	5
A	4	3
BBB	1	1
Non-rated	1	1
	100%	100%

(1)   Includes U.S. Treasury securities

The investment securities portfolio is also diversified with respect to asset class. The bulk of the portfolio is in high-grade mortgage-backed and asset-backed securities. The largely floating-rate asset-backed portfolio consists of home-equity loan, credit card, auto- and student-loan securities. Mortgage-backed securities are split between securities of Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and large-issuer collateralized mortgage obligations.

The carrying values of investment securities were as follows as of December 31:

(In millions)	2006	2005	2004
Available for Sale:
U.S. Treasury and federal agencies:
Direct obligations	$7,612	$10,214	$12,119
Mortgage-backed securities	11,454	11,138	9,147
Asset-backed securities	25,634	23,842	10,056
State and political subdivisions	3,749	1,868	1,785
Collateralized mortgage obligations	8,476	5,527	1,719
Other debt investments	3,027	1,695	922
Money-market mutual funds	201	232	97
Other equity securities	292	463	326
Total	$60,445	$54,979	$36,171
Held to Maturity:
U.S. Treasury and federal agencies:
Direct obligations	$846	$1,657	$1,294
Mortgage-backed securities	1,084	925	—
Collateralized mortgage obligations	2,357	2,086	—
Other investments	260	223	106
Total	$4,547	$4,891	$1,400

We had $378 million of net pre-tax unrealized losses on available-for-sale investment securities at December 31, 2006, or $227 million after-tax. Net pre-tax unrealized losses on available-for-sale securities at December 31, 2005 were $475 million, or $285 million after tax. Management considers the aggregate decline in fair value and the resulting net unrealized losses to be temporary and primarily the result of increases in interest rates, not the result of any material changes in the credit characteristics of the investment securities portfolio. Management has the ability and the intent to hold the securities until recovery in market value. We generally configure our investment securities portfolio so that any change in its fair value is largely, but not totally, offset by changes in the economic value of our customer liabilities; however, existing accounting standards do not allow for the change in economic value of our customer liabilities to offset unrealized losses on available-for-sale securities.

We intend to continue managing our investment securities portfolio to align with interest-rate and duration characteristics of our customer liabilities and in the context of our overall balance sheet structure, which is maintained within internally approved risk limits, and in consideration of the global interest-rate environment. Even with material changes in unrealized losses on available-for-sale securities, we may not experience material changes in our interest-rate risk profile, or experience a material impact on our net interest revenue. Additional information about these and other unrealized losses is in Notes 3 and 12 of the “Notes to Consolidated Financial Statements” included in this Form 10-K under Item 8.

The increase in state and political subdivisions in the available-for-sale category compared to 2005 resulted from the consolidation onto our balance sheet of certain trusts utilized in connection with our tax-exempt investment programs. This consolidation is more fully discussed in Note 11 of the “Notes to Consolidated Financial Statements” included in this Form 10-K under Item 8. The increase in collateralized mortgage obligations resulted from our previously discussed investment securities repositioning program.

The carrying amounts, by contractual maturity, of debt securities available for sale and held to maturity, and the related weighted-average contractual yields, were as follows as of December 31, 2006:

	Under 1 Year		1 to 5 Years		6 to 10 Years		Over 10 Years
(Dollars in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for Sale:
U.S. Treasury and federal agencies:
Direct obligations	$4,684	3.78%	$2,440	4.15%	$488	4.31%
Mortgage-backed securities	160	3.61	951	4.21	4,982	4.70	$5,361	5.12%
Asset-backed securities	1,324	4.83	10,239	5.39	8,967	5.55	5,104	5.42
State and political subdivisions(1)	500	6.85	1,828	7.43	1,077	6.78	344	7.78
Collateralized mortgage obligations	142	5.05	1,892	4.89	3,231	5.48	3,211	5.55
Other investments	996	6.41	1,285	5.41	731	5.44	15	5.25
Total	$7,806		$18,635		$19,476		$14,035
Held to Maturity:
U.S. Treasury and federal agencies:
Direct obligations	$95	3.61%	$751	4.23%
Mortgage-backed securities	—	—	22	3.75	$320	4.85%	$742	5.29%
Collateralized mortgage obligations	—	—	712	4.96	1,052	5.02	593	5.01
Other investments	76	2.70	96	6.11	85	6.50	3	8.24
Total	$171		$1,581		$1,457		$1,338

(1)   Yields have been calculated on a fully taxable-equivalent basis, using applicable federal and state income tax rates. The maturities of mortgage-backed securities, asset-backed securities and collateralized mortgage obligations are based upon expected principal payments.

Loans and Lease Financing

U.S. and non-U.S. loans and lease financing as of December 31, and average loans outstanding were as follows for the years ended December 31:

(In millions)	2006	2005	2004	2003	2002
U.S.:
Commercial and financial	$3,480	$2,298	$1,826	$2,344	$1,578
Lease financing	415	404	373	395	403
Total U.S.	3,895	2,702	2,199	2,739	1,981
Non-U.S.:
Commercial and industrial	3,137	1,854	526	424	289
Lease financing	1,914	1,926	1,904	1,858	1,719
Banks and other financial institutions	—	—	—	—	177
Other	—	—	—	—	8
Total non-U.S.	5,051	3,780	2,430	2,282	2,193
Total loans	$8,946	$6,482	$4,629	$5,021	$4,174
Average loans and lease financing outstanding	$7,670	$6,013	$5,689	$5,568	$5,105

At December 31, 2006, approximately 8% of our assets consisted of loans and lease financing. The aggregate increase in loans from 2005 reflected an increase in daily overdrafts, which result primarily from securities settlement advances related to customer investment activities. Overdrafts included in loans were $5.69 billion and $3.41 billion at December 31, 2006 and December 31, 2005, respectively. Average overdrafts were approximately $5.21 billion and $3.24 billion for the years ended December 31, 2006 and 2005, respectively. These balances do not represent significant credit risk because of their short-term nature, which is generally overnight, the lack of significant concentration and their occurrence in the normal course of the securities settlement process.

As of December 31, 2006 and 2005, unearned income included in lease financing was $1.01 billion and $1.07 billion for non-U.S. leases, respectively, and $129 million and $125 million for U.S. leases, respectively. Information about our allowance for loan losses is included in the “Risk Management—Credit Risk” section of this Management’s Discussion and Analysis.

Maturities for selected loan and lease financing categories were as follows as of December 31, 2006:

	YEARS
(In millions)	Total	Under 1	1 to 5	Over 5
U.S.:
Commercial and financial	$3,480	$3,453	$24	$3
Lease financing	415	—	17	398
Total U.S.	3,895	3,453	41	401
Non-U.S.:
Commercial and industrial	3,137	3,136	1	—
Lease financing	1,914	—	17	1,897
Total non-U.S.	5,051	3,136	18	1,897
Total	$8,946	$6,589	$59	$2,298

The following table presents the classification of loans and leases due after one year according to sensitivity to changes in interest rates as of December 31, 2006:

(In millions)
Loans and leases with predetermined interest rates	$2,330
Loans and leases with floating or adjustable interest rates	27
Total	$2,357

Cross-Border Outstandings

Cross-border outstandings, as defined by bank regulatory rules, are amounts payable to State Street by residents of foreign countries, regardless of the currency in which the claim is denominated, and local country claims in excess of local country obligations. These outstandings consist primarily of deposits with banks, loans and lease financing and investment securities.

In addition to credit risk, cross-border outstandings have the risk that, as a result of political or economic conditions in a country, borrowers may be unable to meet their contractual repayment obligations of principal and/or interest when due because of the unavailability of, or restrictions on, foreign exchange needed by borrowers to repay their obligations. We manage our cross-border outstandings using internally-approved exposure limits.

Cross-border outstandings to countries in which we do business which amounted to at least 1% of our consolidated total assets were as follows as of December 31:

(In millions)	2006	2005	2004
United Kingdom	$5,531	$2,696	$2,355
Germany	2,696	4,217	3,971
Canada	—	1,463	1,383
Australia	1,519	1,441	1,760
Netherlands	—	992	—
Japan	—	—	941
Total outstanding	$9,746	$10,809	$10,410

The total cross-border outstandings presented in the table represented 9%, 11% and 11% of our consolidated total assets as of December 31, 2006, 2005 and 2004, respectively. Aggregate cross-border outstandings to countries which totaled between .75% and 1% of our consolidated total assets at December 31, 2006 was $1.05 billion (Canada); at December 31, 2005, $1.86 billion (Belgium and Japan); and at December 31, 2004, $2.47 billion (Netherlands, France and Sweden).

Capital

Regulatory and economic capital management both use key metrics evaluated by management to ensure that our actual level of capital is commensurate with our risk profile, is in compliance with all regulatory requirements, and is sufficient to provide us with the financial flexibility to undertake future strategic business initiatives.

Regulatory Capital

Our objective with respect to regulatory capital management is to maintain a strong capital base in order to provide financial flexibility for our business needs, including funding corporate growth and supporting customers’ cash management needs, and to provide protection against loss to depositors and creditors. We strive to maintain an optimal level of capital, commensurate with our risk profile, on which an attractive return to shareholders will be realized over both the short and long term, while protecting our obligations to depositors and creditors and satisfying regulatory requirements. The Capital Committee, working in conjunction with the Asset and Liability Committee, or “ALCO,” oversees the management of regulatory capital, and is responsible for ensuring capital adequacy with respect to regulatory requirements, internal targets and the expectations of credit rating agencies. Our capital management process focuses on our risk exposures, our capital position relative to our peers, regulatory capital requirements and the evaluations of the major independent credit rating agencies that assign ratings to our public debt.

The primary regulator of both State Street and State Street Bank for capital purposes is the Federal Reserve Board. Both State Street and the Bank are subject to the minimum capital requirements established by the Federal Reserve Board and defined in the Federal Deposit Insurance Corporation Improvement Act of 1991, or “FDICIA.” The Bank must meet the regulatory capital thresholds for “well capitalized” in order for State Street to maintain its status as a financial holding company.

Regulatory capital ratios and related regulatory guidelines for State Street and State Street Bank were as follows as of December 31:

	REGULATORY GUIDELINES		STATE STREET		STATE STREET BANK
	Minimum	Well Capitalized	2006	2005	2006	2005
Regulatory Capital Ratios:
Tier 1 capital	4%	6%	13.7%	11.7%	12.0%	10.3%
Total capital	8	10	15.9	14.0	14.1	12.5
Tier 1 leverage ratio(1)	4	5	5.8	5.6	5.6	5.4

(1)          Regulatory guideline for well capitalized applies only to State Street Bank.

At December 31, 2006, State Street’s and State Street Bank’s tier 1 and total risk-based capital ratios increased compared to year-end 2005, the result of growth in capital, primarily from earnings. Total risk-weighted assets were flat year over year, as growth in balance sheet risk-weighted assets, primarily investment securities available for sale and loans, was offset by a decrease in off-balance sheet equivalent risk-weighted assets. The decrease resulted primarily from allowable changes in the calculation of exposure related to our securities finance activities. Both ratios for State Street and State Street Bank exceeded the regulatory minimum and well-capitalized thresholds.

To manage fluctuations in the tier 1 and total risk-based capital of State Street and State Street Bank resulting from foreign currency translation, we have entered into foreign exchange forward contracts to hedge a portion of our net foreign investment in non-U.S. subsidiaries. The notional value of these contracts was  €100 million, or approximately $132 million, at December 31, 2006.

In June 2004, the Basel Committee on Banking Supervision released the final version of its capital adequacy framework, known as Basel II. In 2006, the four U.S. banking regulatory agencies jointly issued their second draft of implementation rules, and are seeking industry comment by the end of March 2007. Additional supervisory guidance is expected to be available by the end of March 2007, and the release of the final implementation rules is expected prior to the end of 2007. Under the current implementation plan, State Street, along with other large internationally-active U.S. institutions, will be required to be fully implemented under the U.S. rules during 2010. State Street previously established a comprehensive implementation program to ensure these regulatory requirements are met within prescribed timeframes. At this time, we cannot predict the final form of the rules in the U.S., nor their impact on State Street’s or State Street Bank’s risk-based capital.

We have increased our quarterly dividend twice each year since 1978. Over the last ten years, dividends per share have grown at a 15% compound annual growth rate. Funds for cash distributions to our shareholders by the parent company are derived from a variety of sources. The level of dividends to shareholders on our common stock, which totaled $265 million in 2006, is reviewed regularly and determined by the Board considering our liquidity, capital adequacy and recent earnings history and prospects, as well as economic conditions and other factors deemed relevant. Federal and state banking regulations place certain restrictions on dividends paid by subsidiary banks to the parent holding company. In addition, bank regulators have the authority to prohibit bank holding companies from paying dividends if they deem such payment to be an unsafe or unsound practice. At December 31, 2006, the parent company had $10.13 billion of liquid assets with which to meet dividend declaration and other payment obligations. Information concerning dividends from our subsidiary banks is in Note 14 of the “Notes to Consolidated Financial Statements” included in this Form 10-K under Item 8.

During the first quarter of 2006, we purchased 3 million shares of our common stock under a program authorized by our Board in 2005. On March 16, 2006, the Board authorized a new program for the purchase of up to 15 million shares of our common stock for general corporate purposes, including mitigating the dilutive impact of shares issued under employee benefit programs, and terminated the 2005 program. Under this new program, we purchased 2.8 million shares of our common stock during 2006, and as of December 31, 2006, 12.2 million shares were available for purchase. We utilize third-party broker-dealers to acquire common shares on the open market in our execution of the stock purchase program. Additional information about share purchases is in Note 12 of the “Notes to Consolidated Financial Statements” included in this Form 10-K under Item 8.

Economic Capital

We define economic capital as the common equity required to protect debt holders against unexpected economic losses over a one-year period at a level consistent with the solvency of a firm with our target “AA” debt rating. Our entire economic capital process is the responsibility of our Capital Committee. The framework and methodologies used to quantify economic capital for each of the risk types described below have been developed by our Enterprise Risk Management, Global Treasury and Finance groups, and are designed to be generally consistent with our risk management principles. This framework has been approved by senior management and has been reviewed by the Executive Committee of the Board. Due to the evolving nature of quantification techniques, we expect to periodically refine the methodologies used to estimate our economic capital requirements, which could result in a different amount of capital needed to support our risk profile.

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

•       Operational risk: the risk of loss from inadequate or failed internal processes, people and systems, or from external events

•       Business risk: the risk of adverse changes in our earnings from business factors, including changes in the competitive environment, changes in the operational economics of business activities, and the effect of strategic and reputation risks

Economic capital for each of these five categories is estimated on a stand-alone basis using statistical modeling techniques applied to internally generated and, in some cases, external data. These individual results are then aggregated at the State Street consolidated level. A capital reduction or diversification benefit is then applied to reflect the unlikely event of experiencing an extremely large loss in each risk type at the same time.

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

Global Treasury is responsible for the day-to-day management of our global liquidity position, which is conducted within risk guidelines established and monitored by ALCO. Management maintains a liquidity measurement framework, including a contingency funding plan designed to manage through a potential liquidity crisis. The plan defines roles, responsibilities, and management actions to be undertaken in the event of deterioration in our liquidity profile caused by either a State Street-specific event or a broader disruption in the capital markets. The plan outlines several levels of potential risk to our liquidity and identifies several “triggers” that we use as early warning signals of a possible difficulty. These triggers are a combination of internal and external measures of increases in potential cash needs or decreases in available cash sources and possible impairment of our ability to access the global capital markets.

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

Material risks to the sources of short-term liquidity would include, among other things, rating agency downgrades of our deposits and debt securities below investment-grade level, which would restrict our ability to access the funding markets and may lead to withdrawals of unsecured deposits by our customers. In addition, a large volume of unanticipated funding requirements, such as fundings under liquidity asset purchase agreements that have met draw conditions, or large draw-downs of existing lines of credit, could require additional liquidity. As of December 31, 2006, there were no circumstances that management considered reasonably likely to occur that would adversely impact our sources of short-term liquidity.

While maintenance of our high investment-grade credit rating is of primary importance to our liquidity management program, on-balance sheet liquid assets represent significant liquidity that we can directly control and provide a source of cash in the form of principal maturities and the ability to borrow from the capital markets using our securities as collateral. Our liquid assets consist primarily of short-term money-market assets, such as federal funds sold and interest-bearing deposits with banks, the latter of which are multicurrency instruments invested with major multinational banks; and high-quality, marketable investment securities not already pledged, which generally are more liquid than other types of assets and can be sold or borrowed against to quickly generate cash. As of December 31, 2006, our liquid assets, as defined, totaled $42 billion. Securities carried at $23.28 billion as of December 31, 2006 were designated as pledged for public and trust deposits, borrowed funds and for other purposes as provided by law, and are excluded from the liquid assets calculation.

Based upon our level of liquid assets and our ability to access the capital markets for additional funding when necessary, management considers overall liquidity at December 31, 2006 more than sufficient to meet State Street’s current commitments and business needs, including accommodating the transaction and cash management needs of its customers.

Our ability to maintain consistent access to liquidity is fostered by the maintenance of high investment-grade ratings on our debt, as measured by the major independent credit rating agencies. Factors essential to retaining high credit ratings include diverse and stable core earnings; strong risk management; strong capital ratios; diverse liquidity sources, including the global funds markets and customer deposits; and strong liquidity monitoring procedures. High ratings on debt minimize borrowing costs and enhance our liquidity by ensuring the largest possible market for our debt. A downgrade or reduction in credit ratings could have an adverse impact to our ability to access funding at favorable interest rates. There were no changes to our ratings in 2006.

	Standard & Poor’s		Moody’s	Fitch	DBRS
State Street Corporation:
Short-term commercial paper	A-1	+	P-1	F1+	R-1	(mid)
Senior debt	AA	-	Aa3	AA-	AA	(low)
Subordinated debt	A	+	A1	A+	A	(high)
Capital securities	A		A1	A+	A	(high)
State Street Bank:
Short-term deposits	A-1	+	P-1	F1+	R-1	(high)
Long-term deposits	AA		Aa2	AA	AA
Senior debt	AA	-	Aa2	AA-	AA
Subordinated debt	AA	-	Aa3	A+	AA	(low)
Outlook	Stable		Stable	Stable		Stable

CONTRACTUAL CASH OBLIGATIONS

	PAYMENTS DUE BY PERIOD
(In millions)	Total	Less than 1 year	1–3 years	4–5 years	Over 5 years
As of December 31, 2006
Long-term debt(1)	$3,985	$141	$279	$540	$3,025
Operating leases	1,002	148	247	156	451
Capital lease obligations	874	51	104	104	615
Total contractual cash obligations	$5,861	$340	$630	$800	$4,091

(1)          Long-term debt above excludes capital leases (reported as a separate line item) and the effect of interest-rate swaps. Interest payments were calculated at the stated rate with the exception of floating-rate debt, for which payments were calculated using the indexed rate in effect on December 31, 2006.

The obligations presented in the table are recorded in our consolidated statement of condition at December 31, 2006. The table does not include obligations which will be settled in cash, primarily in less than one year, such as deposits, federal funds purchased, securities sold under repurchase agreements and other short-term borrowings. Additional information about deposits, federal funds purchased, securities sold under repurchase agreements and other short-term borrowings is in Notes 7 and 8 of the “Notes to Consolidated Financial Statements,” included in this Form 10-K under Item 8.

The table does not include obligations related to derivative contracts, because the amounts included in our consolidated statement of condition at December 31, 2006 related to derivative contracts do not represent the amounts that may ultimately be paid under the contracts. Additional information about derivative contracts is in Note 15 of the “Notes to Consolidated Financial Statements” included in this Form 10-K under Item 8. We have obligations under pension and other postretirement benefit plans, which are more fully described in Note 17 of the “Notes to Consolidated Financial Statements,” which are not included in the above table.

Additional information about contractual cash obligations related to long-term debt and operating and capital leases is in Notes 9 and 18 of the “Notes to Consolidated Financial Statements.” The consolidated statement of cash flows, included in this Form 10-K under Item 8, provides additional liquidity information.

OTHER COMMERCIAL COMMITMENTS

	TENURE OF COMMITMENT
(In millions)	Total amounts committed(1)	Less than 1 year	1–3 years	4–5 years	Over 5 years
As of December 31, 2006
Indemnified securities financing	$506,032	$506,032
Liquidity asset purchase agreements	30,017	24,669	$2,638	$1,309	$1,401
Unfunded commitments to extend credit	16,354	12,845	1,092	2,256	161
Standby letters of credit	4,437	793	2,926	640	78
Total commercial commitments	$556,840	$544,339	$6,656	$4,205	$1,640

(1)          Amounts committed are reported net of participations.

Additional information about the commercial commitments disclosed in this section is in Note 10 of the “Notes to Consolidated Financial Statements” included in this Form 10-K under Item 8.

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

The execution of duties in the management of people, products, business operations and processes is the responsibility of business unit managers. The function of risk management is responsible for designing, orchestrating and directing the implementation of risk management programs and processes consistent with corporate and regulatory standards. Accordingly, risk management is a shared responsibility and requires joint efforts in goal setting, program design and implementation, resource management, and performance evaluation between business and functional units.

Responsibility for risk management is overseen by a series of management committees. The Major Risk Committee, or “MRC,” is responsible for the formulation, recommendation and approval of policies, guidelines and programs governing the identification, analysis, measurement and control of material risks across State Street. Chaired by the head of ERM, the MRC focuses on the review of business activities with significant risk content and the assessment of risk management programs and initiatives, and also serves as the credit policy committee for State Street. The Capital Committee, chaired by the Chief Financial Officer, oversees the management of our regulatory and economic capital, the determination of the framework for capital allocation and strategies for capital structure and debt and equity issuances. ALCO, chaired by the Treasurer, oversees the management of our consolidated balance sheet, including management of our global liquidity and interest-rate risk positions. The Fiduciary Review Committee reviews the criteria for the acceptance of fiduciary duties, and assists our business lines with their fiduciary responsibilities executed on behalf of customers. Several other committees with specialized risk management functions report to the MRC.

Corporate Audit serves in a complementary role to our program of risk management, providing the Board and management with continuous monitoring and control assessments to ensure adherence to State Street’s policies and procedures and the effectiveness of its system of internal controls. The group also has responsibility for the independent validation of financial models utilized in our businesses. Additionally, the internal control environment is evaluated through external examinations and regulatory compliance efforts. The Corporate Compliance, Regulatory and Industry Affairs, and Legal groups also serve essential roles in risk management. Corporate Compliance is responsible for the design, implementation and oversight of policies, guidelines and programs to ensure our compliance with applicable laws and regulations wherever State Street conducts business. The Regulatory and Industry Affairs group monitors proposed changes in rules and legislation, and the Legal group provides counsel that enables us to deal with complex legal and regulatory environments, maximize business opportunities and minimize legal, regulatory and other risks.

While we believe our risk management program is effective in managing the risks in our businesses, external factors may create risks that cannot always be identified or anticipated. For example, a material counterparty failure or a default of a material obligor could have an adverse effect on our results of operations.

Market Risk

Market risk is defined as the risk of adverse financial impact due to fluctuations in interest rates, foreign exchange rates and other market-driven rates or prices. State Street is exposed to market risk both in its trading and non-trading, or asset and liability management, activities. State Street manages its overall market risk through a comprehensive risk management framework. This framework includes risk management groups that report independently to senior management through ERM. The process of managing market risk for these activities, discussed in further detail below, applies to both on-balance sheet and off-balance sheet exposures.

Trading Activities

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

Market risk associated with foreign exchange and trading activities is controlled through established limits on aggregate and net open positions, sensitivity to changes in interest rates, and concentrations, which are supplemented by stop-loss limits. We use an array of risk management tools and methodologies, including value-at-risk, to measure, monitor and control market risk. All limits and measurement techniques are reviewed and adjusted as necessary on a regular basis by business managers, the market risk management group and the Trading and Market Risk Committee.

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

As part of our trading activities, we assume positions in the foreign exchange and interest-rate markets by buying and selling cash instruments and using derivative financial instruments, including foreign exchange forward contracts, foreign exchange and interest-rate options and interest-rate swaps. As of December 31, 2006, the notional amounts of all of these derivative financial instruments were $514.04 billion, of which $492.06 billion were foreign exchange forward contracts. In the aggregate, long and short foreign exchange forward positions are closely matched to minimize currency and interest-rate risk. All foreign exchange contracts are valued daily at current market rates.

We use a variety of risk measurement and estimation techniques, including value-at-risk. Value-at-risk is an estimate of potential loss for a given period within a stated statistical confidence interval. We use a system of risk management to estimate value-at-risk daily for all material trading positions. We have adopted standards for estimating value-at-risk, and we maintain capital for market risk in accordance with applicable regulatory guidelines. Value-at-risk is estimated for a 99% one-tail confidence interval and an assumed one-day holding period using a historical observation period of greater than one year. A 99% one-tail confidence interval implies that daily trading losses should not exceed the estimated value-at-risk more than 1% of the time, or approximately three days out of the year. The methodology uses a simulation approach based on observed changes in market prices and takes into account the resulting diversification benefits provided from the mix of our trading positions.

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

The following table presents our market risk for our trading activities as measured by our value-at-risk methodology:

VALUE-AT-RISK

	2006			2005
(In millions)	Annual Average	Maximum	Minimum	Annual Average	Maximum	Minimum
Years ended December 31,
Foreign exchange products	$1.7	$4.3	$.7	$1.3	$3.3	$.5
Interest-rate products	.8	1.8	.2	1.1	3.0	.3

We compare daily profits and losses from trading activities to estimated one-day value-at-risk. For the years ended December 31, 2006, 2005 and 2004, we did not experience any trading losses in excess of our end-of-day value-at-risk estimate.

Asset and Liability Management Activities:

The primary objective of asset and liability management is to provide sustainable and growing net interest revenue, or “NIR,” under varying economic environments, while protecting the economic values of our balance sheet assets and liabilities from the adverse effects of changes in interest rates. Most of our NIR is earned from the investment of deposits generated by our core Investment Servicing and Investment Management businesses. We structure our balance sheet assets to generally conform to the characteristics of our balance sheet liabilities, but we manage our overall interest-rate risk position in the context of current and anticipated market conditions and within internally approved risk guidelines.

Our overall interest-rate risk position is maintained within a series of policies approved by the Board and guidelines established and monitored by ALCO. Our Global Treasury unit has responsibility for managing State Street’s day-to-day interest-rate risk. To effectively manage the consolidated balance sheet and related net interest revenue, Global Treasury has the authority to take a limited amount of interest-rate risk based on market conditions and its views about the direction of global interest rates over both short-term and long-term time horizons. Global Treasury manages our exposure to changes in interest rates on a consolidated basis, and they have organized themselves into three regional treasury units, North America, Europe, and Asia/Pacific, to reflect the growing, global nature of our exposures and to capture the impact of change in regional market environments on our total risk position.

Our investment activities and our use of derivative financial instruments are the primary tools used in managing interest-rate risk. We invest in financial instruments with currency, repricing, and maturity characteristics we consider appropriate to manage our overall interest-rate risk position. In addition to on-balance sheet assets, we use certain derivatives, primarily interest-rate swaps, to alter the interest-rate characteristics of specific balance sheet assets or liabilities. The use of derivatives is subject to ALCO-approved guidelines. Additional information about our use of derivatives is in Note 15 of the “Notes to Consolidated Financial Statements” included in this Form 10-K under Item 8.

As a result of growth in our non-U.S. operations, non-U.S. dollar denominated customer liabilities are a significant portion of our consolidated balance sheet. This growth results in exposure to changes in the shape and level of non-U.S. dollar yield curves, which we include in our consolidated interest-rate risk management process.

Because no one individual measure can accurately assess all of our risks to changes in rates, we use several quantitative measures in our assessment of current and potential future exposures to changes in interest rates and their impact on net interest revenue and balance sheet values. Net interest revenue simulation is the primary tool used in our evaluation of the potential range of possible net interest revenue results that could occur under a variety of interest-rate environments. We also use market valuation and duration analysis to assess changes in the economic value of balance sheet assets and liabilities caused by assumed changes in interest rates. Finally, gap analysis—the difference between the amount of balance sheet assets and liabilities re-pricing within a specified time period—is used as a measurement of our interest-rate risk position.

To measure, monitor, and report on our interest-rate risk position, we use (1) NIR simulation, or “NIR-at-risk,” which measures the impact on NIR over the next twelve months to immediate, or “rate shock,” and gradual, or “rate ramp,” changes in market interest rates; and (2) economic value of equity, or “EVE,” which measures the impact on the present value of all NIR-related principal and interest cash flows of an immediate change in interest rates. NIR-at-risk is designed to measure the potential impact of changes in market interest rates on net interest revenue in the short term. EVE, on the other hand, is a long-term view of interest-rate risk, but with a view toward liquidation of State Street. Both of these measures are subject to ALCO-established guidelines, and are monitored regularly, along with other relevant simulations, scenario analyses and stress tests by both Global Treasury and ALCO.

In calculating our NIR-at-risk, we start with a base amount of net interest revenue that is projected over the next twelve months, assuming that the then-current yield curve remains unchanged over the period. Our existing balance sheet assets and liabilities are adjusted by the amount and timing of transactions that are forecasted to occur over the next twelve months. That yield curve is then “shocked,” or moved immediately, ±100 basis points in a parallel fashion, or at all points along the yield curve. Two new twelve-month NIR projections are then developed using the same balance sheet and forecasted transactions, but with the new yield curves, and compared to the base scenario. We also perform the calculations using interest rate ramps, which are ±100 basis point changes in interest rates that are assumed to occur gradually over the next twelve-month period, rather than immediately as we do with interest-rate shocks.

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

The following table presents the estimated exposure of NIR for the next twelve months, calculated as of December 31, 2006 and 2005, due to an immediate ± 100 basis point shift in then-current interest rates. Estimated incremental exposures presented below are dependent on management’s assumptions about asset and liability sensitivities under various interest-rate scenarios, such as those previously discussed, and do not reflect any actions management may undertake in order to mitigate some of the adverse effects of interest-rate changes on State Street’s financial performance.

NIR-AT-RISK

	Estimated Exposure to Net Interest Revenue
(In millions)	2006	2005
Rate Change
+ 100 bps shock	$(90)	$(58)
– 100 bps shock	52	(5)
+ 100 bps ramp	(57)	(35)
– 100 bps ramp	46	9

The following table presents estimated EVE exposures, calculated as of December 31, 2006 and 2005, assuming an immediate and prolonged shift in interest rates, the impact of which would be spread over a number of years.

ECONOMIC VALUE OF EQUITY

	Estimated Exposure to Economic Value of Equity
(In millions)	2006	2005
Rate Change
+ 200 bps shock	$(1,023)	$(714)
- 200 bps shock	371	138

While the measures presented in the tables above are not a prediction of future NIR or valuations, they do suggest that if all other variables remained constant, in the short term, falling interest rates would lead to NIR that is higher than it would otherwise have been, and rising rates would lead to lower NIR. Other important factors that impact the levels of NIR are balance sheet size and mix; interest-rate spreads; the slope and interest-rate level of U.S. dollar and non-U.S. dollar yield curves and the relationship between them; the pace of change in market interest rates; and management actions taken in response to the preceding conditions. Incremental increases in the levels of NIR-at-risk and EVE exposures for upward shifts in interest rates presented in the tables above are largely the result of the increased purchases of fixed-rate securities, primarily securities available for sale, in response to management’s expectations concerning the future direction of U.S. interest rates. These purchases resulted in an overall interest-rate risk position that was well within internally approved guidelines. The securities were purchased in accordance with management’s intention to maintain the high credit quality of our investment portfolio.

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

An allowance for loan losses is maintained to absorb probable credit losses in the loan portfolio and is reviewed regularly by management for adequacy. An internal rating system is used to assess potential risk of loss based on customer investment profile, current economic and/or customer financial indicators. The provision for loan losses is a charge to earnings to maintain the overall allowance for loan losses at a level considered adequate relative to the level of credit risk in the loan and lease financing portfolio. No provision was recorded in either 2006 or 2005. In 2004, we reversed $18 million through the provision as a result of reduced credit risk exposures and improved credit quality.

At December 31, 2006 and 2005, the allowance for loan losses was $18 million, less than 1% of total loans as of each year-end. Changes in the allowance for loan losses were as follows for the years ended December 31:

(In millions)	2006	2005	2004	2003	2002
U.S.:
Balance at beginning of year	$14	$14	$43	$43	$40
Provision for loan losses	—	—	(15)	—	4
Loan charge-offs—commercial and financial	—	—	—	—	(3)
Recoveries—commercial and financial	—	—	—	—	3
Transferred upon sale(1)	—	—	—	—	(1)
Reclassification(2)	—	—	(14)	—	—
Balance at end of year—U.S.	14	14	14	43	43
Non-U.S.:
Balance at beginning of year	4	4	18	18	18
Provision for loan losses	—	—	(3)	—	—
Reclassification(2)	—	—	(11)	—	—
Balance at end of year—Non-U.S.	4	4	4	18	18
Total balance at end of year	$18	$18	$18	$61	$61

(1)          In 2002, we completed the sale of our Global Trade Banking business, which included the transfer of $1 million of the allowance for loan losses.

(2)          In 2004, we reclassified $25 million of the allowance for loan losses to other liabilities as a reserve for off-balance sheet commitments. Subsequent to the reclassification, the reserve for off-balance sheet commitments was reduced by $10 million, and recorded as an offset to other operating expenses.

Past-due loans are loans on which principal or interest payments are over 90 days delinquent, but where interest continues to be accrued. There were no past-due loans as of December 31, 2006, 2005, 2004, 2003 and 2002.

We generally place loans on non-accrual status once payments are 60 days past due, or earlier if management determines that full collection is not probable. Loans 60 days past due, but considered both well-secured and in the process of collection, may be excluded from non-accrual status. For loans placed on non-accrual status, revenue recognition is suspended. There were no non-accrual loans at year-end 2006, 2005, 2004, 2003 and 2002.

We purchase securities under agreements to resell. Risk is minimized by establishing the acceptability of counterparties; limiting purchases almost exclusively to low-risk U.S. government securities; taking possession or control of transaction assets; monitoring levels of underlying collateral; and limiting the duration of the agreements. Securities are revalued daily to determine if additional collateral is necessary from the borrower. Most repurchase agreements are short-term, with maturities of less than 90 days.

We also provide customers with off-balance sheet liquidity and credit enhancement facilities in the form of letters of credit, lines of credit and liquidity asset purchase agreements. These exposures are subject to an initial credit analysis, with detailed approval and review processes. These facilities are also actively monitored and reviewed on an annual basis. We maintain a separate reserve for probable credit losses related to certain of these off-balance sheet activities. Management reviews the adequacy of this reserve on a regular basis.

On behalf of our customers, we lend their securities to creditworthy banks, broker/dealers and other institutions. In most circumstances, we indemnify our customers for the fair market value of those securities against a failure of the borrower to return such securities. Though these transactions are well-collateralized, the substantial volume of these activities necessitates thorough credit-based underwriting and monitoring processes. State Street requires the borrowers to provide collateral in an amount equal to or in excess of 100% of the fair market value of the securities borrowed. Collateral funds received in connection with our securities lending services are held by us as agent and are not recorded in our consolidated statement of condition. The borrowed securities and collateral are revalued daily to determine if additional collateral is necessary. State Street held, as agent, cash and securities totaling $527.37 billion and $387.22 billion as collateral for indemnified securities financing at December 31, 2006 and 2005, respectively.

Processes for credit approval and monitoring are in place for other credit extensions. As part of the approval and renewal process, appropriate due diligence is conducted based on the size and term of the exposure, as well as the quality of the counterparty. Exposures to these entities are aggregated and evaluated by ERM.

Investments in debt and equity securities, including investments in affiliates, are monitored regularly by Corporate Finance and ERM. To the extent necessary, procedures are in place for evaluating potentially impaired securities. Total non-performing investment securities were $4 million at both December 31, 2006 and 2005.

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

We maintain an operational risk governance structure to ensure that responsibilities are clearly defined and to provide independent oversight of operational risk management. Business units periodically review the status of the business controls and monitor and report key risk indicator results. ERM oversees the overall operational risk management program. The MRC and the Operational Risk Committee review key risk indicators and policies related to operational risk, provide oversight to ensure compliance with the operational risk program, and escalate operational risk issues of note to the Executive Committee of the Board. Corporate Audit performs independent reviews of the application of operational risk management practices and methodologies and reports to the Examining and Audit Committee of the Board.

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

It is sometimes difficult to separate the effects of a potential adverse event into operational and business risks. For instance, the direct financial impact of an unfavorable event in the form of fines or penalties would be classified as an operational risk loss, while the impact on our reputation and the potential loss of customers and corresponding decline in revenue would be classified as a business risk loss. An additional example of business risk is the integration of a major acquisition. Failure to successfully integrate the operations of an acquired business, and the resultant inability to retain customers, would be classified as a business risk loss.

Business risk is managed with a long-term focus. Techniques include the careful development of business plans and appropriate management oversight. The potential impact of the various elements of business risk is difficult to quantify with any degree of precision. We use a combination of historical earnings volatility, scenario analysis, stress-testing and management judgment to help assess the potential effect on State Street attributable to business risk. Management and control of business risks are generally the responsibility of the business units as part of their overall and strategic planning and internal risk management processes.

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, we hold assets under custody and assets under management in a custodial or fiduciary capacity for our customers, and, in accordance with GAAP, we do not record these assets in our consolidated statement of condition. Similarly, collateral funds resulting from our securities finance activities are held by us as agent; therefore, we do not record these assets in our consolidated statement of condition. Additional information about these activities is in Note 10 of the “Notes to Consolidated Financial Statements” included in this Form 10-K under Item 8.

In the normal course of business, we sell and distribute securities for three types of off-balance sheet entities, two of which are not recorded in our consolidated financial statements. Additional information about these special purpose entities is in Notes 10 and 11 of the “Notes to Consolidated Financial Statements” included in this Form 10-K under Item 8.

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

In the normal course of business, we utilize derivative financial instruments to support our customers’ needs, to conduct trading activities and to manage our interest-rate and foreign currency risk. Additional information about our use of derivatives is in Note 15 of the “Notes to Consolidated Financial Statements” included in this Form 10-K under Item 8.

RECENT ACCOUNTING DEVELOPMENTS

In September 2006, the Financial Accounting Standards Board, or “FASB,” issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R). This new standard is intended to make it easier for financial statement users to understand an employer’s financial position and ability to meet the obligations of its benefit plans. The standard requires recognition in our consolidated statement of condition of the overfunded or underfunded status of our tax-qualified defined benefit pension plan, nonqualified retirement plans and postretirement benefit plans, which is the difference between the fair value of plan assets and the related benefit obligations. The standard also requires the reclassification of the after-tax amount of any unrecognized actuarial gains and losses and unrecognized prior service costs to accumulated other comprehensive income, a component of shareholders’ equity. In subsequent years, the after-tax amount of changes in unrecognized actuarial gains and losses, as well as unrecognized prior service costs, will be recorded in other comprehensive income.

The standard was effective on December 31, 2006 with respect to the recognition of our plans’ funded status, and the standard’s remaining provisions must be applied prospectively. Upon adoption of the standard, to recognize the after-tax difference between our plans’ net funded status and the amounts currently recorded in the consolidated statement of condition, we recorded an after-tax reduction of accumulated other comprehensive income of approximately $164 million. Disclosures required by the new standard are included in Note 17 of the “Notes to Consolidated Financial Statements” included in this Form 10-K under Item 8.

In July 2006, the FASB issued FASB Staff Position, or “FSP,” No. FAS 13-2, Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction. The FSP, which must be applied as of January 1, 2007, requires that the recognition of lease income over the term of a lease be recalculated if there is a change in the expected timing of tax-related cash flows. The cumulative effect of applying the provisions of the FSP must be recorded as an adjustment to the beginning balance of retained earnings as of January 1, 2007.

Our application of the FSP’s provisions to certain of our leveraged leases resulted in an after-tax reduction of the beginning balance of retained earnings on January 1, 2007 of approximately $226 million. Future revenue from the affected leases is expected to increase over the remaining terms of the affected leases by an amount approximately equal to the after-tax reduction. Future developments concerning our resolution of issues with the IRS with respect to the affected leases could affect management’s estimate of the timing of tax-related cash flows used to record the cumulative effect adjustment. Changes in estimates of the timing of these tax-related cash flows could result in income tax expense in our consolidated statement of income during 2007 or later years.

Information related to other recent accounting developments is in Note 1 of the “Notes to Consolidated Financial Statements” included in this Form 10-K under Item 8.

To Our Shareholders

2006 was a very good year for State Street.

We exceeded all of our financial goals (excluding tax adjustments), grew our business globally, expanded relationships with our customers, launched new products, acquired new capabilities and continued to be a strong corporate citizen in the communities in which we live and work.

Our performance in 2006 was driven by a number of themes that I define as setting the standard for our industry.

Consistency

The first theme is consistency, which is best illustrated by our financial performance. 2006 was our twenty-ninth consecutive year of operating earnings per share growth and our twenty-eighth consecutive year of dividend increases, with an 11 percent increase from 2005. We outperformed our peer group in revenue and EPS growth while generating lower expense growth. Earnings per share from continuing operations, excluding the tax adjustments recorded in the second and fourth quarters, rose 23 percent from 2005 (exceeding our goal of between 10 and 15 percent); our top-line operating revenue on a fully taxable-equivalent basis was up 15 percent from 2005 (exceeding our goal of between 8 and 12 percent); and our return on equity from continuing operations, excluding the above-mentioned tax adjustments, improved from 15.3 percent in 2005 to 17.1 percent (exceeding our range of between 14 and 17 percent).

We also achieved 290 basis points of positive operating leverage in 2006 compared to 2005, and generated four more quarters of year-over-year operating leverage, bringing State Street’s number of consecutive quarters of year-over-year positive operating leverage to nine. This consistent performance was rewarded with a 22 percent increase in our stock price in 2006.

We increased net interest revenue on a fully taxable-equivalent basis by 22 percent over 2005 and improved net interest margin to 1.25 percent, up from 1.08 percent in 2005. We also repurchased 5.8 million shares of our common stock.

State Street Global Advisors (SSgA), our investment management arm and the largest institutional asset manager in the world*, contributed to our strong financial performance with another outstanding year in 2006, accounting for 24 percent of the company’s total pretax profit in 2006, up from 21 percent in 2005. Pretax profit at SSgA increased 40 percent compared to 2005, with its pretax margin up to 35 percent from 31 percent in 2005.  Assets under management grew 21.4 percent in 2006 to $1.7 trillion.

Consistency is also reflected in our approach to community support, sustainable development and the environment. Since 1977, we have contributed a portion of pretax profits to the State Street Foundation, which in turn provided more than $11.4 million in grants in 2006 to support affordable housing, education and health.

Additionally, our employees worldwide devoted 40,000 hours to volunteer activities. In our home state of Massachusetts, we were the largest corporate contributor to the United Way of Massachusetts Bay for the sixteenth consecutive year. This consistent performance on behalf of our communities was a key factor in State Street being named to Business Ethics magazine’s “100 Best Corporate Citizens” list for 2006. State Street was also selected for both the World and North America Dow Jones Sustainability Indexes, based on our enhanced environmental management and corporate governance policies, in addition to our strong citizenship and philanthropy programs.

* Based on assets under management

Global Growth

The second theme underpinning our strong performance in 2006 is global growth.  We made considerable progress in 2006 against our long-term goal of growing non-US revenue to 50 percent, achieving a total of 43 percent in 2006, up from 39 percent in 2005. This increase in non-US revenue highlights our ability to capitalize on key growth areas, such as hedge and offshore fund servicing, enhanced and active strategies, investment manager operations outsourcing and electronic foreign exchange trading. At SSgA, 32 percent of revenue now comes from non-US sources, up from 30 percent in 2005.

“Global” not only applies to our business but also to our people. Today, approximately 40 percent of our employees are located outside of the US, which provides us with a strong foundation for future growth as we seek to outpace our competitors in markets that are growing faster than the US.

This diversity starts at the top of our company, highlighted by the election in December of three European nationals to our board of directors—Peter Coym, Amelia Fawcett and Maureen Miskovic, all of whom bring a wealth of global and financial industry experience to our board.

“Global” also describes our customer base in 2006, with key asset servicing and asset management business wins being awarded to us in Beijing, Boston, Edinburgh, Hong Kong, London, Luxembourg, Munich, New York, Paris, Singapore, Sydney, Tokyo and Toronto. These wins represent a total of 779 new investment servicing wins and 1,345 new asset management business wins from companies that include Virgin Money, Bayerische Versorgungskammer, CIMB Group, IKANO Fund Management S.A., TOWER Australia Limited and John Hancock Funds.

Innovation

The third theme, innovation, remains a key driver in fueling our growth and deepening our relationships with customers. This focus on innovation is supported by our commitment to investing in technology—22 percent of our operating expenses in 2006—and pioneering new products and solutions.

In 2006, we launched a number of industry firsts. This innovation ranges from the launch of our Sovereign Bond Flow Indicator that measures investor flows into sovereign bonds covering 13 countries, to the expansion of our alternative investment strategies capabilities with a new line-up of cutting-edge absolute return strategies, to 12 new exchange-traded funds providing investors with precise exposure to targeted sectors such as the oil and gas sector and the metals and mining sector.

Our leading position in investment manager operations outsourcing, a capability that we pioneered in the industry in 2000, continued to expand in 2006 with the completion of the first European customer migration onto our Enterprise technology and the addition of two new North American customers—Evergreen Investments and Putnam Investments.

Customer Focus

The fourth and final theme is customer focus. Our commitment to delivering a value to our customers that they cannot find anywhere else proved to be a strong differentiator for State Street in 2006, with more than 75 percent of our new revenue coming from deepening relationships with existing customers. For example, AXA Investment Managers expanded its relationship with us to include servicing for its Luxembourg- and Dublin-based fund groups for more than €20 billion in assets. Calamos Investments, a customer since 2004, chose State Street to provide fund accounting services for an additional nine open-ended mutual funds and one variable insurance fund representing $29.8 billion in assets.

The California Public Employees’ Retirement System (CalPERS) reappointed State Street to provide investment services for its $200 billion pension fund, a testament to the high-quality customer service that

State Street has provided to CalPERS for more than 13 years. CalPERS also selected SSgA as one of its first managers to implement a domestic long-short equity strategy, underscoring the success SSgA continues to achieve in offering the most innovative investment strategies available in the industry today.

Our ability to deliver for our customers continued to yield business from new customers as well. For example, SSgA was selected by China’s National Council for Social Security Fund (NCSSF) as external manager for the National Social Security Fund’s global equity mandate—the first time the NCSSF chose a global manager.

Customer focus is part of our corporate culture at State Street and a value that is reflected across our leadership team. Three members of this team were promoted to vice chairman in 2006, in recognition of the considerable contributions they have made to the evolution of our company and the impact of their responsibilities on our current and future growth. Joseph L. (Jay) Hooley, a 20-year veteran of State Street, is head of global investment servicing and investment research and trading. Under his leadership, State Street has achieved consistently high growth and has expanded its global presence. Today, the company is the No. 1 provider of investment manager operations outsourcing services, a leading provider of hedge fund servicing and a world leader in multi-asset class trading and transition management.

William W. Hunt is president and chief executive officer of SSgA and a 12-year State Street veteran. With more than a decade of experience working outside of the US, Hunt plays a key role in driving State Street’s global expansion as well as accelerating SSgA’s push into active and enhanced strategies.

Joseph C. Antonellis, a 16-year veteran of State Street, is chief information officer and heads the company’s global securities services, operations and technology. Antonellis, named “Best CIO” by the American Financial Technology Awards, is also responsible for the company’s investment servicing business in North America.

What’s Next?

Looking ahead to 2007, the question that I am most often asked is: “What’s next?”  This is a question that we continually ask ourselves to ensure that we don’t become complacent and falsely assume that by simply doing more of the same we will deliver similar results. While we have confidence in our strategic focus, we will continue to evolve our business to ensure that we retain our leadership position in the industry and set the standard for others to follow.

We will also continue to balance revenue growth with expense discipline to generate positive operating leverage, and aggressively pursue capabilities that will augment our market share in high-growth markets and will increase our revenue. Our proposed acquisitions of Investors Financial Services Corporation and Currenex, which we announced at the beginning of 2007, are examples of actions we are taking to enhance our leadership position.

With the acquisition of Boston-based Investors Financial Services, State Street strengthens its position as a worldwide service provider of fund accounting to the mutual fund industry, enhances its capabilities in servicing the offshore fund market, and further extends its leadership in the fastest growing segment of the asset servicing business—hedge fund administration.

Key to this transaction is the tremendous cross-sell opportunities that it provides State Street. Investors Financial Services serves 12 of the top 25 global investment managers. These institutions will now have access to State Street’s global capabilities, from foreign exchange to securities lending to servicing cross-border assets.

The Investors Financial Services acquisition also expands State Street’s product line, bringing private equity fund servicing capabilities along with approximately $30 billion in private equity fund assets under administration and strengthens State Street’s leadership position in key areas. With the addition of

Investors Financial Services’ $2.2 trillion in assets under custody, State Street will have more than $14 trillion in assets under custody. State Street will also be the No. 1 administrator of hedge funds, with assets under administration of more than $340 billion. In addition, the acquisition helps extend State Street’s lead in investment manager operations outsourcing.

The combination of expanded market share in key growth markets, cross-sell opportunities with new customers and the addition of new products will help us generate significant new revenue.

The Investors Financial Services acquisition also complements our acquisition of the Currenex foreign exchange trading platform, which accelerates our participation in the electronic foreign exchange trading market and its fastest growing segment: hedge funds. Foreign exchange is the largest and most-liquid market in the world, with trading volumes of approximately $2.3 trillion per day. With the Currenex acquisition, State Street can offer its customers more efficient access to markets as well as the industry’s most flexible, comprehensive trading solutions.

Setting the Industry Standard

When we talk about “setting the industry standard,” we define this standard as delivering financial results that are better than the market and our peer group. Our long-term financial goals remain the same as I previously described. Due to the Investors Financial Services Corp. acquisition, however, we have set financial goals for 2007 of achieving growth in operating earnings per share of 8 to 10 percent, growth in operating revenue of 16 to 18 percent and return on equity of between 12 and 15 percent. We expect to achieve near the middle of these ranges in 2007. Our operating results for 2007 will exclude merger, integration and restructuring charges related to the Investors Financial Services acquisition, and for 2006 will exclude the previously mentioned tax adjustments.

We expect that further improvements in net interest revenue and net interest margin resulting from the actions we have taken over the past two years will improve the yields from our balance sheet, without adding any significant new credit risk.

By setting the standard for our industry, we will continue to deliver superior results for shareholders, customers, employees and the community. We are committed to ensuring that we consistently achieve this level of performance across the globe, while continually innovating to create products and services that deepen our relationships with our customers.  We delivered on our commitment in 2006, and I will ensure that we remain equally committed to superior results for all of our stakeholders in 2007.

Sincerely,

/s/ RONALD E. LOGUE

Ronald E. Logue
Chairman and Chief Executive Officer

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth in the “Market Risk” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in this Form 10-K under Item 7, is incorporated by reference herein.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Additional information about restrictions on the transfer of funds from State Street Bank to the parent company is included in this Form 10-K under Item 5, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE SHAREHOLDERS AND BOARD OF DIRECTORS OF
STATE STREET CORPORATION

We have audited the accompanying consolidated statement of condition of State Street Corporation as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of State Street Corporation at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of State Street Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2007 expressed an unqualified opinion thereon.

As discussed in Note 1 to the financial statements, in 2006, the Corporation changed its method of accounting for its defined benefit pension and other postretirement plans.

/S/ ERNST & YOUNG LLP

Boston, Massachusetts

February 15, 2007

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statement of Income

Years ended December 31,	2006	2005	2004
(Dollars in millions, except per share amounts)
Fee Revenue:
Servicing fees	$2,723	$2,474	$2,263
Management fees	943	751	623
Trading services	862	694	595
Securities finance	386	330	259
Processing fees and other	272	302	308
Total fee revenue	5,186	4,551	4,048
Net Interest Revenue:
Interest revenue	4,324	2,930	1,787
Interest expense	3,214	2,023	928
Net interest revenue	1,110	907	859
Provision for loan losses	—	—	(18)
Net interest revenue after provision for loan losses	1,110	907	877
Gains on sales of available-for-sale investment securities, net	15	(1)	26
Gain on sale of Private Asset Management business	—	16	—
Total revenue	6,311	5,473	4,951
Operating Expenses:
Salaries and employee benefits	2,652	2,231	1,957
Information systems and communications	501	486	527
Transaction processing services	496	449	398
Occupancy	373	391	363
Other	518	484	514
Total operating expenses	4,540	4,041	3,759
Income from continuing operations before income tax expense	1,771	1,432	1,192
Income tax expense from continuing operations	675	487	394
Income from continuing operations	1,096	945	798
Income (Loss) from discontinued operations	16	(165)	—
Income tax expense (benefit) from discontinued operations	6	(58)	—
Net income (loss) from discontinued operations	10	(107)	—
Net income	$1,106	$838	$798
Earnings Per Share From Continuing Operations:
Basic	$3.31	$2.86	$2.38
Diluted	3.26	2.82	2.35
Income (Loss) Per Share From Discontinued Operations:
Basic	$.03	$(.33)	$—
Diluted	.03	(.32)	—
Earnings Per Share:
Basic	$3.34	$2.53	$2.38
Diluted	3.29	2.50	2.35
Average Shares Outstanding (in thousands):
Basic	331,350	330,361	334,606
Diluted	335,732	334,636	339,605

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statement of Condition

As of December 31,	2006	2005
(Dollars in millions, except per share amounts)
Assets
Cash and due from banks	$2,368	$2,684
Interest-bearing deposits with banks	5,236	11,275
Securities purchased under resale agreements	14,678	8,679
Trading account assets	785	764
Investment securities available for sale	60,445	54,979
Investment securities held to maturity (fair value of $4,484 and $4,815)	4,547	4,891
Loans and leases (less allowance of $18 and $18)	8,928	6,464
Premises and equipment (net of accumulated depreciation of $2,415 and $2,149)	1,560	1,453
Accrued income receivable	1,617	1,364
Goodwill	1,384	1,337
Other intangible assets	434	459
Other assets	5,371	3,619
Total assets	$107,353	$97,968
Liabilities
Deposits:
Noninterest-bearing	$10,194	$9,402
Interest-bearing—U.S.	1,272	2,379
Interest-bearing—Non-U.S.	54,180	47,865
Total deposits	65,646	59,646
Securities sold under repurchase agreements	19,147	20,895
Federal funds purchased	2,147	1,204
Other short-term borrowings	2,835	1,219
Accrued taxes and other expenses	3,143	2,632
Other liabilities	4,567	3,346
Long-term debt	2,616	2,659
Total liabilities	100,101	91,601
Commitments and contingencies (Note 10)
Shareholders’ Equity
Preferred stock, no par: authorized 3,500,000 shares; issued none
Common stock, $1 par: authorized 500,000,000 shares; issued 337,126,000 and 337,126,000 shares	337	337
Surplus	399	266
Retained earnings	7,030	6,189
Accumulated other comprehensive loss	(224)	(231)
Treasury stock, at cost (4,688,000 and 3,501,000 shares)	(290)	(194)
Total shareholders’ equity	7,252	6,367
Total liabilities and shareholders’ equity	$107,353	$97,968

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statement of Changes in Shareholders’ Equity

(Dollars in millions, except per share amounts,	COMMON STOCK			Retained	Accumulated Other Comprehensive	TREASURY STOCK
shares in thousands)	Shares	Amount	Surplus	Earnings	(Loss) Income	Shares	Amount	Total
Balance at December 31, 2003	337,132	$337	$329	$5,007	$192	2,658	$(118)	$5,747
Comprehensive Income:
Net income				798				798
Change in net unrealized gains/losses on available-for-sale securities, net of related taxes of $(91) and reclassification adjustment					(130)			(130)
Change in minimum pension liability, net of related taxes of $(19)					(26)			(26)
Foreign currency translation, net of related taxes of $17					85			85
Change in unrealized gains/losses on cash flow hedges, net of related taxes of $(1)					(3)			(3)
Change in unrealized gains/losses on hedges of net investments in non-U.S. subsidiaries, net of related taxes of $(14)					(26)			(26)
Total comprehensive income				798	(100)			698
Cash dividends declared—$.64 per share				(215)				(215)
Common stock acquired						4,098	(178)	(178)
Impact of fixing the variable-share settlement rate of SPACES			(26)					(26)
Common Stock Issued Pursuant to:
Stock awards and options exercised, including tax benefit of $20	(6)		(10)			(3,128)	141	131
Debt conversion			(4)			(104)	4	—
Other						(43)	2	2
Balance at December 31, 2004	337,126	337	289	5,590	92	3,481	(149)	6,159
Comprehensive Income:
Net income				838				838
Change in net unrealized gains/losses on available-for-sale securities, net of related taxes of $(150) and reclassification adjustment					(229)			(229)
Foreign currency translation, net of related taxes of $(54)					(140)			(140)
Change in unrealized gains/losses on hedges of net investments in non-U.S. subsidiaries, net of related taxes of $20					37			37
Change in unrealized gains/losses on cash flow hedges, net of related taxes of $6					9			9
Total comprehensive income				838	(323)			515
Cash dividends declared—$.72 per share				(239)				(239)
Common stock acquired						13,130	(664)	(664)
Common Stock Issued Pursuant to:
SPACES			(73)			(8,712)	418	345
Stock awards and options exercised, including tax benefit of $20			50			(4,319)	197	247
Other						(79)	4	4
Balance at December 31, 2005	337,126	337	266	6,189	(231)	3,501	(194)	6,367
Comprehensive Income:
Net income				1,106				1,106
Change in net unrealized gains/losses on available-for-sale securities, net of related taxes of $40 and reclassification adjustment					58			58
Foreign currency translation, net of related taxes of $56					124			124
Change in unrealized gains/losses on hedges of net investments in non-U.S. subsidiaries, net of related taxes of $(10)					(18)			(18)
Change in minimum pension liability, net of related taxes of $(107)					(160)			(160)
Change in unrealized gains/losses on cash flow hedges, net of related taxes of $2					3			3
Total comprehensive income				1,106	7			1,113
Cash dividends declared—$.80 per share				(265)				(265)
Common stock acquired						5,782	(368)	(368)
Common stock received under COVERS contracts			30			1,199	(26)	4
Common Stock Issued Pursuant to:
Stock awards and options exercised, including tax benefit of $43			103			(5,782)	300	403
Other						(12)	(2)	(2)
Balance at December 31, 2006	337,126	$337	$399	$7,030	$(224)	4,688	$(290)	$7,252

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statement of Cash Flows

Years ended December 31,	2006	2005	2004
(In millions)
Operating Activities:
Net income	$1,106	$838	$798
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash adjustments for depreciation, amortization, accretion, provision for loan losses and deferred income tax expense	385	499	639
Income (Loss) from discontinued operations	(16)	165	—
Gain on sale of divested business	—	(16)	—
Securities losses (gains), net	(15)	1	(26)
Change in trading account assets, net	(179)	(19)	(340)
Other, net	(300)	1,015	(655)
Net Cash Provided by Operating Activities	981	2,483	416
Investing Activities:
Net decrease in interest-bearing deposits with banks	6,039	9,359	1,104
Net decrease (increase) in federal funds sold and securities purchased under resale agreements	(5,999)	9,649	(8,777)
Proceeds from sales of available-for-sale securities	3,571	3,299	8,035
Proceeds from maturities of available-for-sale securities	16,602	22,129	15,387
Purchases of available-for-sale securities	(23,920)	(44,758)	(23,408)
Proceeds from maturities of held-to-maturity securities	1,590	1,132	1,107
Purchases of held-to-maturity securities	(1,246)	(4,623)	(892)
Net (increase) decrease in loans	(2,464)	(1,801)	451
Proceeds from sale of divested business,	—	16	—
Business acquisitions, net of cash acquired	—	(43)	(100)
Purchases of equity investments and other long-term assets	(168)	(55)	(86)
Purchases of premises and equipment	(310)	(314)	(336)
Other	114	58	60
Net Cash Used in Investing Activities	(6,191)	(5,952)	(7,455)
Financing Activities:
Net (decrease) increase in time deposits	(1,261)	(5,341)	3,569
Net increase in all other deposits	7,258	9,895	4,015
Net decrease in short-term borrowings	(653)	(341)	(1,603)
Proceeds from issuance of long-term debt, net of issuance costs	—	595	—
Payments for long-term debt and obligations under capital leases	(16)	(370)	(9)
Proceeds from SPACES, net of issuance costs	—	345	—
Purchases of common stock	(368)	(664)	(178)
Proceeds from issuance of treasury stock for stock awards and options exercised	193	231	113
Payments for cash dividends	(259)	(232)	(209)
Net Cash Provided by Financing Activities	4,894	4,118	5,698
Net Increase (Decrease)	(316)	649	(1,341)
Cash and Due from Banks at Beginning of Year	2,684	2,035	3,376
Cash and Due from Banks at End of Year	$2,368	$2,684	$2,035
Supplemental Disclosure:
Interest paid	$3,177	$1,965	$911
Income taxes paid	533	331	211
Non-cash investments in capital leases and other premises and equipment	109	9	235
Non-cash acquisitions of investment securities available for sale	1,464	—	—

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

The accounting and financial reporting policies of State Street Corporation conform to accounting principles generally accepted in the United States of America, or “GAAP.” Unless otherwise indicated or unless the context requires otherwise, all references in these notes to consolidated financial statements to “State Street,” “we,” “us,” “our” or similar references mean State Street Corporation and its subsidiaries on a consolidated basis. The parent company is a financial holding company headquartered in Boston, Massachusetts. We report two lines of business:

•       Investment Servicing provides services for U.S. mutual funds and collective investment funds, corporate and public retirement plans, insurance companies, foundations, endowments and other investment pools worldwide. Products include custody, product- and participant-level accounting, daily pricing and administration; master trust and master custody; recordkeeping; foreign exchange, brokerage and other trading services; securities finance; deposit and short-term investment facilities; loans and lease financing; investment manager and hedge fund manager operations outsourcing; and performance, risk and compliance analytics to support institutional investors.

•       Investment Management offers a broad array of services for managing financial assets, including investment management and investment research services, primarily for institutional investors worldwide. These services include passive and active U.S. and non-U.S. equity and fixed income strategies, and other related services, such as securities finance.

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

Basis of Presentation:

Our consolidated financial statements include the accounts of the parent company and its majority-owned subsidiaries, including its principal banking subsidiary, State Street Bank and Trust Company, or “State Street Bank,” as well as special purpose entities considered to be variable interest entities for which State Street is the primary beneficiary under existing accounting standards. All material inter-company transactions and balances have been eliminated. Certain previously reported amounts have been reclassified to conform to current year presentation.

We consolidate subsidiaries in which we hold a majority of the voting rights or exercise control. Investments in unconsolidated subsidiaries, recorded in other assets, are generally accounted for using the equity method of accounting if we have the ability to exercise significant influence over the operations of the investee. For investments accounted for under the equity method, our share of income or loss is recorded in processing fees and other revenue. Investments not meeting the criteria for equity method treatment are accounted for using the cost method of accounting.

Foreign Currency Translation:

The assets and liabilities of our operations with functional currencies other than the U.S. dollar are translated at month-end exchange rates, and revenue and expenses are translated at rates that approximate average monthly exchange rates. Gains or losses from the translation of the net assets of subsidiaries with functional currencies other than the U.S. dollar, net of related taxes, are recorded in accumulated other comprehensive income.

Cash and Cash Equivalents:

For purposes of the consolidated statement of cash flows, cash equivalents have been defined as cash and due from banks.

Securities Purchased Under Resale Agreements and Securities Sold Under Repurchase Agreements:

U.S. Treasury and federal agency securities, or “U.S. government securities,” purchased under resale agreements or sold under repurchase agreements are treated as collateralized financing transactions, and are recorded in the consolidated statement of condition at the amounts at which the securities will be subsequently resold or repurchased, plus accrued interest. Our policy is to take possession or control of securities underlying resale agreements, allowing borrowers the right of collateral substitution and/or short-notice termination. We revalue these securities daily to determine if additional collateral is necessary from the borrower to protect us against credit exposure. We can use these securities as collateral for repurchase agreements. For securities sold under repurchase agreements collateralized by our U.S. government securities portfolio, the dollar value of the U.S. government securities remains in investment securities in our consolidated statement of condition. Where a master netting agreement exists or both parties are members of a common clearing organization, resale and repurchase agreements with the same counterparty or clearing house and maturity date are reported on a net basis.

Investment Securities Available for Sale and Held to Maturity:

Our investment securities portfolio principally includes debt securities purchased in connection with our asset and liability management activities. These securities are classified at the time of purchase, based on management’s intentions, as available for sale or held to maturity. Securities available for sale are those that management intends to hold for an indefinite period of time, including securities used as part of our asset and liability management strategy that may be sold in response to changes in interest rates, pre-payment risk, liquidity needs or other similar factors. Debt and marketable equity securities classified as available for sale are reported at fair value, and after-tax net unrealized gains and losses are reported in accumulated other comprehensive income, a component of shareholders’ equity. Gains or losses on sales of available-for-sale securities are computed using the specific identification method. Securities held to maturity are debt securities that management has the positive intent and ability to hold to maturity. Securities classified as held to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts.

Management reviews the fair value of the portfolio at least quarterly, and evaluates individual securities for declines in fair value that may be other than temporary, considering factors such as current and expected future interest rates, credit ratings, dividend payments, the financial health of the issuer and other pertinent information, including current developments with respect to the issuer, as well as the duration of the decline and management’s intent and ability to hold the security. If declines are deemed other than temporary, an impairment loss is recognized and the amortized cost basis of the investment security is written down to its current fair value, which becomes the new cost basis. Other-than-temporary unrealized losses on available-for-sale and held-to-maturity securities, if any, are recorded as a reduction of processing fees and other revenue.

Loans and Lease Financing:

Loans are generally reported at the principal amount outstanding, net of the allowance for loan losses, unearned income, and any net unamortized deferred loan origination fees. Interest revenue is recognized using the interest method or on a basis approximating a level rate of return over the term of the loan. Fees received for providing loan commitments and letters of credit that we anticipate will result in loans typically are deferred and amortized to interest revenue over the life of the related loan, beginning with the initial borrowing. Fees on commitments and letters of credit are amortized to processing fees and other revenue over the commitment period when funding is not known or expected.

Loans are placed on non-accrual status when they become 60 days past due as to either principal or interest, or earlier when, in the opinion of management, full collection of principal or interest is not probable. Loans 60 days past due, but considered both well secured and in the process of collection, are treated as exceptions and may be exempted from non-accrual status. When we place a loan on non-accrual status, the accrual of interest is discontinued and previously recorded but unpaid interest is reversed and generally charged against net interest revenue. For loans on non-accrual status, revenue is recognized on a cash basis after recovery of principal, if and when interest payments are received.

Leveraged lease investments are reported at the aggregate of lease payments receivable and estimated residual values, net of non-recourse debt and unearned income. Lease residual values are reviewed regularly for other-than-temporary impairment, with valuation adjustments recorded currently against processing fees and other revenue. Unearned income is recognized to yield a level rate of return on the net investment in the leases. Gains and losses on residual values of leased equipment sold are recorded in processing fees and other revenue.

Allowance for Loan Losses:

The adequacy of the allowance for loan losses is evaluated on a regular basis by management. Factors considered in evaluating the adequacy of the allowance include previous loss experience, current economic conditions and adverse situations that may affect the borrower’s ability to repay, the estimated value of the underlying collateral and the performance of individual credits in relation to contract terms, and other relevant factors. The provision for loan losses charged to earnings is based upon management’s judgment of the amount necessary to maintain the allowance at a level adequate to absorb estimated probable credit losses.

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

Premises and Equipment:

Buildings, leasehold improvements, computers, software and other equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization recorded in operating expenses are computed using the straight-line method over the estimated useful lives of the related assets or the remaining terms of the leases, generally 3 to 40 years. Maintenance and repairs are charged to expense as incurred, while major leasehold improvements are capitalized and expensed over their estimated useful lives or terms of the lease. For premises held under leases where we have an obligation to restore the facilities to their original condition upon expiration of the lease, we expense the anticipated related costs over the term of the lease.

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

Goodwill and Other Intangible Assets:

Goodwill represents the excess of the cost of an acquisition over the fair value of the net tangible and other intangible assets acquired. Other intangible assets represent purchased assets that can be distinguished from goodwill because of contractual rights or because the asset can be exchanged on its own or in combination with a related contract, asset or liability. Goodwill is not amortized, but is subject to annual impairment tests. Customer-list intangible assets generally are amortized on a straight-line basis over fifteen years, and the amortization is recorded in other operating expenses. Impairment of goodwill is deemed to exist if the carrying value of a reporting unit, including its allocation of goodwill and other intangible assets, exceeds its estimated fair value. Impairment of other intangibles is deemed to exist if the balance of the other intangible asset exceeds the cumulative net cash inflows related to the asset over its remaining estimated useful life. If it is determined, based on these reviews, that goodwill or other intangible assets are impaired, the value of the goodwill or the other intangible asset is written down through a charge to other operating expenses.

Fee and Net Interest Revenue:

Fees from investment servicing, investment management, securities finance, trading services and certain types of processing fees and other revenue are recorded based on estimates or specific contractual terms as transactions occur or services are rendered, provided that persuasive evidence exists, the price to the customer is fixed or determinable and collectibility is reasonably assured. Amounts accrued at period-end are recorded in accrued income receivable in our consolidated statement of condition. Investment management performance fees are recorded in arrears after the performance period ends, based on predetermined benchmarks associated with the applicable fund’s performance. Interest revenue on interest-earning assets and interest expense on interest-bearing liabilities is recorded based on the effective yield of the related financial instrument.

Employee Benefits Expense:

Employee benefits expense includes prior and current service costs of pension and other postretirement benefit plans, which are accrued on a current basis, as well as contributions under defined contribution savings plans, unrestricted awards under other employee compensation plans, and the amortization of restricted stock awards.

Equity-Based Compensation:

We record compensation expense, equal to the estimated fair value of employee stock options on the grant date, on a straight-line basis over the options’ vesting period. We use a Black-Scholes option-pricing model to determine the fair value of the options granted.

On January 1, 2006, we adopted Statement of Financial Accounting Standards, or “SFAS,” No. 123 (revised 2004), Share-Based Payment. This new standard requires the fair value of all share-based payments to employees, including awards made prior to January 1, 2003, to be recognized in the consolidated statement of income. We elected to use the modified prospective method, under which compensation expense is recorded over the remaining vesting period for only the portion of stock awards not fully vested as of January 1, 2006. The impact of adoption of the new standard was not material to our consolidated financial condition or results of operations, because the number of options granted prior to January 1, 2003, that were not fully vested as of January 1, 2006, was not significant. In addition, we elected to adopt the alternative transition method prescribed by Financial Accounting Standards Board, or “FASB,” Staff Position FAS 123(R)-3, and reclassified $86 million of tax benefits related to equity-based compensation from a general surplus account to a specifically designated surplus account within shareholders’ equity.

The following table illustrates the pro forma effect on net income and earnings per share as if all outstanding and unvested stock options in each period were accounted for using estimated fair value, for the years indicated.

Years Ended December 31,	2005	2004
(In millions, except per share amounts)
Net income, as reported	$838	$798
Add: Stock option compensation expense included in reported net income, net of related taxes	$20	$15
Deduct: Total stock option compensation expense determined under fair value method for all awards, net of related taxes	(27)	(42)
Pro forma net income	$831	$771
Earnings per share:
Basic—as reported	$2.53	$2.38
Basic—pro forma	2.51	2.30
Diluted—as reported	$2.50	$2.35
Diluted—pro forma	2.48	2.27

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

Derivative Financial Instruments:

A derivative financial instrument is a financial instrument or other contract which has one or more underlying and one or more notional amounts, no initial net investment, or a smaller initial net investment than would be expected for similar types of contracts, and which requires or permits net settlement. Derivatives that we enter into include forwards, futures, swaps, options and other instruments with similar characteristics.

We record derivatives in our consolidated statement of condition at their fair value. On the date a derivative contract is entered into, we designate the derivative as: (1) a hedge of the fair value of a recognized fixed-rate asset or liability or of an unrecognized firm commitment (a “fair value” hedge); (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized variable-rate asset or liability (a “cash flow” hedge); (3) a foreign currency fair value or cash flow hedge (a “foreign currency” hedge); (4) a hedge of a net investment in a non-U.S. operation; or (5) held for trading purposes (“trading” instruments).

Changes in the fair value of a derivative that is highly effective—and that is designated and qualifies as a fair value hedge—are recorded currently in processing fees and other revenue, along with the changes in fair value of the hedged asset or liability attributable to the hedged risk. Changes in the fair value of a derivative that is highly effective—and that is designated and qualifies as a cash flow hedge—are recorded, net of tax, in other comprehensive income, until earnings are affected by the hedged cash flows (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings). Cash flow hedge ineffectiveness, defined as the extent to which the changes in fair value of the derivative exceed the variability of cash flows of the forecasted transaction, is recorded in processing fees and other revenue.

Changes in the fair value of a derivative that is highly effective—and that is designated and qualifies as a foreign currency hedge—are recorded currently either in processing fees and other revenue or in other comprehensive income, net of tax, depending on whether the hedge transaction meets the criteria for a fair value or a cash flow hedge. If, however, a derivative is used as a hedge of a net investment in a non-U.S. operation, its changes in fair value, to the extent effective as a hedge, are recorded, net of tax, in the foreign currency translation component of other comprehensive income. Lastly, entire changes in the fair value of derivatives classified as trading instruments are recorded in trading services revenue.

At both the inception of the hedge and on an ongoing basis, we formally assess and document the effectiveness of a derivative designated as a hedge in offsetting changes in the fair value of hedged items and the likelihood that the derivative will be an effective hedge in future periods. We discontinue hedge accounting prospectively when we determine that the derivative will not remain effective in offsetting changes in fair value or cash flows of the underlying risk being hedged, the derivative expires, terminates or is sold, or management discontinues the hedge designation.

Unrealized gains and losses on foreign exchange and interest-rate contracts are reported at fair value in the consolidated statement of condition as a component of other assets and other liabilities, respectively, on a gross basis, except where such gains and losses arise from contracts covered by qualifying master netting agreements.

Recent Accounting Developments:

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R). This new standard is intended to make it easier for financial statement users to understand an employer’s financial position and ability to meet the obligations of its benefit plans. The standard requires recognition in our consolidated statement of condition of the overfunded or underfunded status of our tax-qualified defined benefit pension plan, nonqualified retirement plans and postretirement benefit plans, which is the difference between the fair value of plan assets and the related benefit obligations. The standard also requires the reclassification of the after-tax amount of any unrecognized actuarial gains and losses and unrecognized prior service costs to accumulated other comprehensive income, a component of shareholders’ equity. In subsequent years, the after-tax amount of changes in unrecognized actuarial gains and losses, as well as unrecognized prior service costs, will be recorded in other comprehensive income.

The standard was effective as of December 31, 2006 for the recognition of our plans’ funded status, and applies prospectively for the remaining provisions. Upon adoption of the standard, to recognize the after-tax difference between our plans’ net funded status and the amounts currently recorded in the consolidated statement of condition, we recorded an after-tax reduction of accumulated other comprehensive income of approximately $164 million. Disclosures required by the new standard are included in Note 17.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This new standard defines fair value, establishes a framework for measuring fair value in conformity with GAAP, and expands disclosures about fair value measurements. Prior to this standard, there were varying definitions of fair value and limited guidance for applying those definitions under GAAP. In addition, the guidance was dispersed among the many accounting pronouncements that require fair value measurements. This standard is intended to increase consistency and comparability in fair value measurements and disclosures about fair value measurements. The provisions of this standard are effective beginning January 1, 2008. We are currently evaluating the potential impact of adoption of this standard on our consolidated financial position and results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin, or “SAB,” No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. The guidance provided by SAB No. 108 must be initially applied to financial statements for the year ended December 31, 2006. This guidance has not had any material impact on our consolidated financial condition or results of operations.

In July 2006, the FASB issued FASB Staff Position, or “FSP,” No. FAS 13-2, Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction. The FSP, which must be applied as of January 1, 2007, requires that the recognition of lease income over the term of a lease be recalculated if there is a change in the expected timing of tax-related cash flows. The cumulative effect of applying the provisions of the FSP must be recorded as an adjustment to the beginning balance of retained earnings as of January 1, 2007. Our application of the FSP’s provisions to certain of our leveraged leases resulted in an after-tax reduction of the beginning balance of retained earnings on January 1, 2007 of approximately $226 million. Future revenue from the affected leases is expected to increase over the remaining terms of the affected leases by an amount approximately equal to the after-tax reduction.

In July 2006, to improve comparability in the reporting of income tax assets and liabilities in the absence of guidance in existing income tax accounting standards, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. Generally, this Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with existing income tax accounting standards, and prescribes certain thresholds and attributes for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Interpretation must be applied as of January 1, 2007, and the cumulative effect of applying the Interpretation’s provisions must be recorded as an adjustment of the beginning balance of retained earnings as of that date. Our application of the Interpretation’s provisions to our tax positions as of January 1, 2007 did not have a material impact on our consolidated financial position or results of operations.

In April 2006, the FASB issued FSP No. FIN 46(R)-6, Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R). This FSP addresses how a reporting enterprise should determine the variability to be considered in applying FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, or “FIN 46(R).” The variability that is considered in applying FIN 46(R) affects the determination of (a) whether an entity is a variable interest entity, or “VIE;” (b) which interests are variable interests in a VIE; and (c) which party, if any, is the primary beneficiary of a VIE. This variability will affect any calculation of expected losses and expected residual returns, if such a calculation is necessary to determine the primary beneficiary of a VIE. The FSP was effective prospectively for all VIEs (including newly created VIEs) beginning July 1, 2006. Upon adoption, the FSP did not have a material impact on our consolidated financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140. This standard amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. The standard resolves certain previous implementation issues with respect to beneficial interests in securitized financial assets, and requires that these interests be evaluated to determine if they are free-standing derivatives, or if they are hybrid financial instruments that contain embedded derivatives requiring separate accounting. The standard also permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require separation, and eliminates the prohibition concerning passive derivatives that a qualifying special purpose entity may hold. The standard is effective for all financial instruments acquired, issued or subject to re-measurement occurring on or after January 1, 2007. We do not anticipate that this standard will have a material impact on our consolidated financial position and results of operations.

Note 2. Acquisitions and Divestitures

In February 2007, we announced a definitive agreement to acquire Investors Financial Services Corp., or “Investors Financial,” a $12 billion bank holding company based in Boston. Under the terms of the agreement, we will exchange .906 shares of our common stock for each share of Investors Financial common stock. The transaction, which is subject to customary conditions, including the approvals of Investors Financial shareholders and regulatory agencies, is expected to close in the third quarter of 2007, and will be accounted for as a purchase.

In January 2007, we announced a definitive agreement to acquire Currenex, Inc., an independently owned electronic foreign exchange trading platform. Under the terms of the agreement, we will acquire Currenex for approximately $564 million in cash. The transaction, which is subject to customary conditions, including regulatory approvals, is expected to close in the first half of 2007, and will be accounted for as a purchase.

In 2005, we committed to a plan to divest our ownership interest in Bel Air Investment Advisors LLC, or “Bel Air,” and at that time recorded a $165 million discontinued operations charge and corresponding tax benefit of $58 million. During 2006, we completed the divestiture and recorded income of approximately $16 million, or $10 million after-tax, related to the finalization of certain legal, selling and other costs recorded in connection with the divestiture. We have not reclassified Bel Air’s results of operations for 2006, 2005 and 2004 to discontinued operations because these results were not material to State Street’s consolidated results.

In 2003, we completed the sale of our Private Asset Management, or “PAM,” business, and recorded a pre-tax gain of $285 million at the time of the transaction. During 2005, as a result of the achievement of certain target levels of customer conversions to the buyer, we recognized an additional pre-tax gain of $16 million from final settlement of the sale.

Note 3. Investment Securities

	2006				2005
	Gross Unrealized				Gross Unrealized
(In millions)	Amortized Cost	Gains	Losses	Fair Value	Amortized Cost	Gains	Losses	Fair Value
Available for Sale:
U.S. Treasury and federal agencies:
Direct obligations	$7,701		$89	$7,612	$10,340		$126	$10,214
Mortgage-backed securities	11,685	$15	246	11,454	11,387	$5	254	11,138
Asset-backed securities	25,646	28	40	25,634	23,892	13	63	23,842
Collateralized mortgage obligations	8,538	17	79	8,476	5,598	1	72	5,527
State and political subdivisions	3,740	20	11	3,749	1,864	12	8	1,868
Other debt investments	3,043	7	23	3,027	1,703	1	9	1,695
Money-market mutual funds	201	—	—	201	232	—	—	232
Other equity securities	269	24	1	292	438	27	2	463
Total	$60,823	$111	$489	$60,445	$55,454	$59	$534	$54,979
Held to Maturity:
U.S. Treasury and federal agencies:
Direct obligations	$846		$15	$831	$1,657	—	$21	$1,636
Mortgage-backed securities	1,084	$5	17	1,072	925	—	14	911
Collateralized mortgage obligations	2,357	5	41	2,321	2,086	—	40	2,046
Other investments	260	1	1	260	223	—	1	222
Total	$4,547	$11	$74	$4,484	$4,891	—	$76	$4,815

Aggregate investment securities carried at $23.28 billion and $26.57 billion at December 31, 2006 and 2005, respectively, were designated as pledged for public and trust deposits, short-term borrowings and for other purposes as provided by law.

Gross unrealized losses on investment securities on a pre-tax basis consisted of the following as of December 31, 2006:

	Less than 12 continuous months		12 continuous months or longer		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and federal agencies:
Direct obligations	$524	$10	$7,524	$94	$8,048	$104
Mortgage-backed securities	3,048	66	7,102	197	10,150	263
Asset-backed securities	5,038	7	4,264	33	9,302	40
Collateralized mortgage obligations	1,703	9	5,400	111	7,103	120
State and political subdivisions	1,272	6	703	5	1,975	11
Other debt investments	1,382	9	665	14	2,047	23
Other equity securities	30	—	8	2	38	2
Total	$12,997	$107	$25,666	$456	$38,663	$563

As more fully described in Note 1, management periodically reviews the investment securities portfolio to determine if other-than-temporary impairment has occurred. This review encompasses all investment securities and includes such quantitative factors as current and expected future interest rates, the length of time the cost basis has exceeded the fair value and the severity of the impairment measured as the ratio of fair value to amortized cost, and includes all investment securities for which we have issuer-specific concerns regardless of quantitative factors. After a full review of all investment securities, taking into consideration current economic conditions, adverse situations that might affect our ability to fully collect interest and principal, the timing of future payments, the value of underlying collateral of asset-backed securities, and other relevant factors, management considers the aggregate decline in fair value and the resulting gross unrealized losses of $563 million on 3,897 securities at December 31, 2006 to be temporary. The losses are primarily the result of rising interest rates over the course of 2005 and part of 2006, not the result of any material changes in the credit characteristics of the investment securities portfolio. Management has the ability and the intent to hold the securities until recovery in market value.

Gross gains and losses realized from sales of available-for-sale securities were as follows for the years indicated:

(In millions)	2006	2005	2004
Gross gains	$33	$9	$49
Gross losses	18	10	23
Net gains (losses)	$15	$(1)	$26

Maturities of debt investment securities were as follows as of December 31, 2006:

	Under 1	1 to 5	6 to 10	Over 10
(In millions)	Year	Years	Years	Years
Available for Sale:
U.S. Treasury and federal agencies:
Direct obligations	$4,684	$2,440	$488
Mortgage-backed securities	160	951	4,982	$5,361
Asset-backed securities	1,324	10,239	8,967	5,104
Collateralized mortgage obligations	142	1,892	3,231	3,211
State and political subdivisions	500	1,828	1,077	344
Other investments	996	1,285	731	15
Total	$7,806	$18,635	$19,476	$14,035
Held to Maturity:
U.S. Treasury and federal agencies:
Direct obligations	$95	$751
Mortgage-backed securities	—	22	$320	$742
Collateralized mortgage obligations	—	712	1,052	593
Other investments	76	96	85	3
Total	$171	$1,581	$1,457	$1,338

The maturities of asset-backed securities, mortgage-backed securities and collateralized mortgage obligations are based upon expected principal payments.

Note 4. Loans and Lease Financing

(In millions)	2006	2005
Commercial and Financial:
U.S.	$3,480	$2,298
Non-U.S.	3,137	1,854
Lease Financing:
U.S.	415	404
Non-U.S.	1,914	1,926
Total loans	8,946	6,482
Less allowance for loan losses	(18)	(18)
Net loans	$8,928	$6,464

Aggregate securities settlement advances and overdrafts included in commercial and financial loans in the table above were $5.69 billion and $3.41 billion at December 31, 2006 and 2005, respectively.

The components of the net investment in leveraged leases were as follows as of December 31:

(In millions)	2006	2005
Net rental income receivable	$3,272	$3,314
Estimated residual values	196	215
Unearned income	(1,139)	(1,199)
Investment in leveraged leases	2,329	2,330
Less related deferred income taxes	(1,779)	(1,735)
Net investment in leveraged leases	$550	$595

Changes in the allowance for loan losses were as follows for the years ended December 31:

(In millions)	2006	2005	2004
Balance at beginning of year	$18	$18	$61
Provision for loan losses	—	—	(18)
Reclassification	—	—	(25)
Balance at end of year	$18	$18	$18

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

Note 5. Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill were as follows for the years ended December 31:

(In millions)	Investment Servicing	Investment Management	Total
Balance at December 31, 2004	$1,284	$213	$1,497
Purchase price adjustments from prior period acquisitions	42	1	43
Write-off of Bel Air goodwill	—	(144)	(144)
Reclassification of Bel Air goodwill	62	(62)	—
Translation adjustments	(58)	(1)	(59)
Balance at December 31, 2005	1,330	7	1,337
Translation adjustments	46	1	47
Balance at December 31, 2006	$1,376	$8	$1,384

During 2005, we recorded $42 million of goodwill related to the final settlement of our 2002 purchase of International Fund Services. In addition, we wrote off $144 million of goodwill as a result of the divestiture of our ownership interest in Bel Air, and reclassified $62 million of goodwill related to Bel Air’s broker/dealer business from Investment Management to Investment Servicing, which is the line of business that records all other broker/dealer goodwill.

The gross carrying amount and accumulated amortization of other intangible assets were as follows as of December 31:

	2006			2005
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer lists	$564	$(170)	$394	$529	$(118)	$411
Pension-related unrecognized prior service costs	—	—	—	20	—	20
Other	50	(10)	40	33	(5)	28
Total	$614	$(180)	$434	$582	$(123)	$459

Amortization expense related to other intangible assets was $43 million, $43 million and $35 million for the years ended December 31, 2006, 2005 and 2004, respectively. Expected amortization expense for intangibles held at December 31, 2006 is $42 million for 2007 through 2009, $41 million for 2010, and $39 million for 2011.

Note 6. Other Assets

Other assets consisted of the following as of December 31:

(In millions)	2006	2005
Unrealized gains on derivative financial instruments	$3,060	$2,114
Equity investments in unconsolidated subsidiaries	336	315
Prepaid pension expense	53	187
Other	1,922	1,003
Total	$5,371	$3,619

Note 7. Deposits

At December 31, 2006 and 2005, we had $16.74 billion and $17.84 billion, respectively, of time deposits outstanding. Non-U.S. time deposits were $6.80 billion and $8.30 billion at December 31, 2006 and 2005, respectively. Substantially all U.S. and non-U.S. time deposits were in amounts of $100,000 or more. The scheduled maturities of time deposits were as follows at December 31, 2006:

(In millions)
2007	$16,557
2008	3
2009	165
2010	13
2011	—
After 2011	—
Total	$16,738

At December 31, 2006, the scheduled maturities of U.S. time deposits were as follows:

(In millions)
3 months or less	$9,717
4 months to a year	54
Over one year	170
Total	$9,941

Note 8. Short-Term Borrowings

Our short-term borrowings include securities sold under repurchase agreements, federal funds purchased and other short-term borrowings, including commercial paper. Collectively, short-term borrowings had weighted-average interest rates of 4.46% and 2.82% for the years ended December 31, 2006 and 2005, respectively.

The following table reflects the amounts outstanding and weighted-average interest rates of the primary components of short-term borrowings as of and for the years ended December 31:

	Federal Funds Purchased			Securities Sold Under Repurchase Agreements
(Dollars in millions)	2006	2005	2004	2006	2005	2004
Balance at December 31,	$2,147	$1,204	$435	$19,147	$20,895	$21,881
Maximum outstanding at any month end	8,040	3,982	5,500	23,024	24,690	26,773
Average outstanding during the year	2,777	2,306	2,891	20,883	22,432	22,989
Weighted average interest rate at end of year	5.18%	4.08%	1.75%	4.43%	3.79%	1.64%
Weighted average interest rate during the year	5.04	3.23	1.40	4.38	2.73	1.02

Securities sold under repurchase agreements included the following at December 31, 2006:

(In millions)
Collateralized with securities purchased under resale agreements	$10,517
Collateralized with investment securities	8,630
Total	$19,147

The obligations to repurchase securities sold are recorded as a liability in our consolidated statement of condition. U.S. government securities with a fair value of $8.79 billion underlying the repurchase agreements remained in investment securities. Information about these U.S. government securities and the related repurchase agreements, including accrued interest, as of December 31, 2006, is presented in the following table. The table excludes repurchase agreements collateralized with securities purchased under resale agreements.

	U.S. Government Securities Sold		Repurchase Agreements
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Rate
Overnight maturity	$8,917	$8,794	$8,632	4.43%

During 2005, we entered into an agreement with a clearing organization that enables us to net all securities purchased under resale agreements and sold under repurchase agreements with counterparties that are also members of this organization. As a result of netting, the average balances of securities purchased under resale agreements and securities sold under repurchase agreements were each reduced by $6.41 billion for 2006 and $1.70 billion for 2005.

Other short-term borrowings at December 31, 2006 included $1.5 billion related to our tax-exempt investment programs, which were consolidated onto our statement of condition during 2006. These trusts, and the consolidation, are more fully discussed in Note 11.

We maintain a commercial paper program under which we can issue up to $3 billion with original maturities of up to 270 days from the date of issue. At December 31, 2006 and 2005, $998 million and $864 million, respectively, of commercial paper were outstanding. In addition, State Street Bank currently has authority to issue bank notes up to an aggregate of $750 million with original maturities ranging from 14 days to five years. At December 31, 2006 and 2005, no notes payable were outstanding, and at December 31, 2006, all $750 million was available for issuance.

State Street Bank currently maintains a line of credit of CAD $800 million, or approximately $688 million, to support its Canadian securities processing operations. The line of credit has no stated termination date and is cancelable by either party with prior notice. At December 31, 2006, no balance was due on this line of credit.

Note 9. Long-Term Debt

(Dollars in millions)	2006	2005
Statutory business trusts:
8.035% subordinated notes due to State Street Capital Trust B in 2027	$309	$322
7.94% subordinated notes due to State Street Capital Trust A in 2026	206	210
Floating rate subordinated notes due to State Street Capital Trust I in 2028(2)	155	154
Parent company and non-bank subsidiary issuances:
Long-term capital lease	501	515
7.65% subordinated notes due 2010(1)	294	295
7.35% notes due 2026	150	150
9.50% mortgage note due 2009	6	9
State Street Bank issuances:
5.25% subordinated notes due 2018(1)	396	405
5.30% subordinated notes due 2016	399	399
Floating rate subordinated notes due 2015(2)	200	200
Total long-term debt	$2,616	$2,659

(1)   We have entered into various interest-rate swap contracts to modify our interest expense on certain subordinated notes from a fixed rate to a floating rate. These swaps are recorded as fair value hedges, and at December 31, 2006 and 2005, we recorded a decrease of $9 million and an increase of $18 million, respectively, in the carrying value of long-term debt.

(2)   We have entered into interest-rate swaps, which are recorded as cash flow hedges, to modify our floating-rate interest expense on the subordinated notes due 2028 and 2015 to a fixed rate.

See Note 15 for additional information about derivatives.

We maintain an effective universal shelf registration that allows for the offering and sale of debt securities, capital securities, common stock, depositary shares and preferred stock, and warrants to purchase such securities, including any shares into which the preferred stock and depositary shares may be convertible, or any combination thereof.

Statutory Business Trusts:

We have three statutory business trusts, State Street Capital Trusts A and B and State Street Capital Trust I, and as of both December 31, 2006 and 2005, these trusts collectively have issued $650 million of cumulative semi-annual and quarterly income trust preferred capital securities.

Proceeds received by the trusts from their capitalization and from their capital securities issuances were invested in junior subordinated debentures issued by the parent company. The junior subordinated debentures are the sole assets of the trusts. The trusts are wholly-owned by us; however, we do not consolidate the trusts under existing accounting standards.

Payments made by the trusts on the capital securities are dependent on our payments made to the trusts on the junior subordinated debentures. Our fulfillment of these commitments has the effect of providing a full, irrevocable and unconditional guarantee of the trusts’ obligations under the capital securities. While the capital securities are not recorded in our consolidated statement of condition, they continue to qualify as Tier 1 capital under federal regulatory capital guidelines. Information about restrictions on our ability to obtain funds from our subsidiary banks is in Note 14.

Interest paid on the debentures is recorded in interest expense. Distributions on the capital securities are payable from interest payments received on the debentures and are due semi-annually by State Street Capital Trusts A and B, and quarterly by State Street Capital Trust I, subject to deferral for up to five years under certain conditions. The capital securities are subject to mandatory redemption in whole at the stated maturity upon repayment of the debentures, with an option by us to redeem the debentures at any time upon the occurrence of certain tax events or changes to tax treatment, investment company regulation or capital treatment; or at any time after March 15, 2007, for the Capital Securities B, after December 30, 2006, for the Capital Securities A, and after May 15, 2008, for the Capital Trust I securities. For State Street Capital Trusts A and B, redemption premiums are payable on a declining basis according to the terms of the trust agreements. All redemptions are subject to federal regulatory approval.

Parent Company and Non-Bank Subsidiary Issuances:

At December 31, 2006 and 2005, $501 million and $515 million, respectively, were included in long-term debt related to the capital leases for One Lincoln Street and the One Lincoln Street parking garage. See Note 18 for additional information.

The 7.65% subordinated notes due 2010 qualify as Tier 2 capital under federal regulatory capital guidelines. The 7.35% notes are unsecured.

The 9.50% mortgage note was fully collateralized by property at December 31, 2005. The scheduled principal payments for the next three years are $3 million for 2007 and 2008 and less than $1 million for 2009, at which time the debt will be entirely paid off.

State Street Bank Issuances:

State Street Bank currently has authority to issue up to an aggregate of $1 billion of subordinated fixed-rate, floating-rate or zero-coupon bank notes with a maturity of five to fifteen years. With respect to the 5.25% subordinated bank notes due 2018, State Street Bank is required to make semi-annual interest payments on the outstanding principal balance of the notes on April 15 and October 15 of each year, and the notes qualify as Tier 2 capital under regulatory capital guidelines.

With respect to the 5.30% subordinated notes due 2016 and the floating-rate subordinated notes due 2015, State Street Bank is required to make semi-annual interest payments on the outstanding principal balance of the 5.30% notes on January 15 and July 15 of each year beginning in July 2006, and quarterly interest payments on the outstanding principal balance of the floating-rate notes on March 8, June 8, September 8 and December 8 of each year beginning in March 2006. The notes qualify as Tier 2 capital under regulatory capital guidelines.

Note 10. Commitments and Contingencies

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

The following is a summary of the contractual amount of credit-related, off-balance sheet financial instruments at December 31. Amounts reported do not reflect participations to unrelated third parties.

(In millions)	2006	2005
Indemnified securities financing	$506,032	$372,863
Liquidity asset purchase agreements	30,251	24,412
Unfunded commitments to extend credit	16,354	14,403
Standby letters of credit	4,926	5,027

On behalf of our customers, we lend their securities to creditworthy brokers and other institutions. In certain circumstances, we may indemnify our customers for the fair market value of those securities against a failure of the borrower to return such securities. Collateral funds received in connection with our securities finance services are held by us as agent and are not recorded in our consolidated statement of condition. We require the borrowers to provide collateral in an amount equal to or in excess of 100% of the fair market value of the securities borrowed. The borrowed securities are revalued daily to determine if additional collateral is necessary. We held, as agent, cash and U.S. government securities totaling $527.37 billion and $387.22 billion as collateral for indemnified securities on loan at December 31, 2006 and 2005, respectively.

Approximately 81% of the unfunded commitments to extend credit and liquidity asset purchase agreements expire within one year from the date of issue. Since many of the commitments are expected to expire or renew without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

In the normal course of business, we provide liquidity and credit enhancements to asset-backed commercial paper programs, or “conduits.” These conduits are more fully described in Note 11. The commercial paper issuances and commitments of the conduits to provide funding are supported by liquidity asset purchase agreements and backup liquidity lines of credit, the majority of which are provided by us. In addition, we provide direct credit support to the conduits in the form of standby letters of credit. Our commitments under liquidity asset purchase agreements and backup lines of credit totaled $23.99 billion at December 31, 2006, and are included in the preceding table. Our commitments under standby letters of credit totaled $1.01 billion at December 31, 2006, and are also included in the preceding table.

Deterioration in asset performance or certain other factors may shift the asset risk from the commercial paper investors to us as the liquidity or credit enhancement provider. In addition, the conduits may need to draw upon the backup facilities to repay maturing commercial paper. In these instances, we would either acquire the assets of the conduits or make loans to the conduits secured by the conduits’ assets. Potential losses, if any, from these conduits are not expected to materially affect our consolidated financial condition or results of operations.

In the normal course of business, we hold assets under custody and management in a custodial or fiduciary capacity. Management conducts regular reviews of its responsibilities in this regard and considers the results in preparing the consolidated financial statements. In the opinion of management, no contingent liabilities existed at December 31, 2006, that would have had a material adverse effect on State Street’s consolidated financial position or results of operations.

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

Tax Contingencies:

In the normal course of business, we are subject to challenges from U.S. and non-U.S. tax authorities regarding the amount of taxes due. These challenges may result in adjustments to the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. During 2004, the U.S. Internal Revenue Service, or “IRS,” completed its review of our federal income tax returns for tax years 1997, 1998 and 1999 and proposed to disallow tax deductions related to lease-in-lease-out, or “LILO,” transactions. We believe that we reported the tax effects of these transactions properly, based on applicable statutes, regulations and case law in effect at the time they were entered into. During the second quarter of 2005, we filed an appeal with the IRS, which continues, with respect to their proposed disallowance of these tax deductions. In January 2007, a U.S. District Court found for the government in a LILO case involving another financial institution. The financial institution is appealing the decision. The IRS has indicated that it is reviewing its LILO settlement position in light of the outcome of this case.

During 2005, the IRS announced that it had classified sale-in-lease-out, or “SILO,” transactions as tax shelters, or “listed transactions.” The IRS began its review of our tax returns for the years 2000–2003 during the second quarter of 2005, and is reviewing these SILO transactions. During the fourth quarter of 2006, the IRS proposed to disallow tax deductions related to certain SILO transactions. We believe that we reported the tax effects of these transactions properly, based on applicable statutes, regulations and case law in effect at the time they were entered into.

During 2006, we recorded an additional tax provision of approximately $46 million to accrue for the potential resolution of the above-described issues with the IRS. While it is unclear whether we will be able to reach an acceptable settlement with the IRS with respect to LILO transactions, management believes we are sufficiently accrued as of December 30, 2006 for tax exposures, including exposures related to LILO and SILO transactions, and related interest expense. In future periods, if management revises its evaluation of this tax position, the effect of the revision will be recorded in income tax expense in that period.

Note 11. Securitizations and Variable Interest Entities

Tax-Exempt Investment Programs:

In the normal course of business, we structure and sell certificated interests in pools of tax-exempt investment-grade assets principally to mutual fund customers. We utilize trusts which are structured as qualifying special purpose entities, or “QSPEs,” which, while not subject to the requirements of FIN 46(R), are governed by the accounting and reporting provisions of SFAS No. 140, Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. We may also provide liquidity and remarketing services to the QSPEs. Historically, we transferred assets to these unaffiliated QSPEs from our investment securities portfolio at fair market value and treated such transfers as sales. The QSPEs financed the acquisition of these assets by selling certificated interests issued by the QSPE to third-party investors and we typically purchased a minority residual interest in these QSPEs.

During the third quarter of 2006, we determined that off-balance sheet accounting treatment for these trusts was not appropriate. As a result, we consolidated the trusts onto our consolidated statement of condition as of September 30, 2006, resulting in an increase in assets, composed of municipal securities available for sale, and liabilities, composed of other short-term borrowings, of approximately $1.5 billion. In addition, we recorded a cumulative gain of $15 million in trading services revenue for the quarter ended September 30, 2006. The consolidation of these trusts did not change the economic substance of the programs, and its impact was not material to consolidated financial statements of prior periods. The consolidation of the trusts is reported as a non-cash acquisition of investment securities available for sale in our consolidated statement of cash flows.

The trusts had a weighted-average life of approximately 4.9 years at December 31, 2006, compared to approximately 6.2 years at December 31, 2005. Under separate agreements, we provide standby bond purchase agreements to most of these trusts, which obligate State Street to acquire the bonds at par value in the event that the re-marketing agent is unable to place the certificated interests of the trusts with investors. The standby bond purchase agreements are subject to early termination by State Street in the event of a shortfall in the required over-collateralization in the trust. As the primary standby bond purchase agreement provider, we are not obligated to acquire bonds in the event of the following credit events: payment default, bankruptcy of issuer or credit enhancement provider, imposition of taxability, or downgrade of an asset held by the trust below investment grade. Our commitments to the trusts under these standby bond purchase agreements totaled $1.68 billion at December 31, 2006, none of which were utilized at period-end. In the event that our obligations under these agreements are triggered, no material impact to our consolidated financial condition or results of operations would occur, because the bonds are recorded in our consolidated statement of condition.

Asset-Backed Commercial Paper Programs:

We established an asset-backed commercial paper program in 1992. Currently, we administer four third-party owned, special purpose, multi-seller asset-backed commercial paper programs, or “conduits,” that purchase financial assets with various asset classifications from a variety of third-parties. These conduits, which are structured as bankruptcy-remote limited liability companies, provide access to the efficiencies of the global commercial paper markets, which have historically offered an attractive cost of financing relative to bank-based borrowing. Asset purchases by the conduits are funded by issuing commercial paper, which is supported by liquidity asset purchase agreements and backup liquidity lines of credit, the majority of which are provided by us. In addition, we provide direct credit support to the conduits in the form of standby letters of credit. All fees are charged based on market price. The sellers continue to service the transferred assets and absorb the first losses of the conduits by providing collateral in the form of excess assets also known as over-collaterization.

We hold no equity ownership in these conduits. These entities typically meet the definition of a variable interest entity as defined by FIN 46(R). We are not the primary beneficiary of these conduits, as defined by FIN 46(R), as a result of the issuance of subordinated notes by the conduits to third-party investors, and we do not record these conduits in our consolidated financial statements. At December 31, 2006 and 2005, total assets in unconsolidated conduits were $25.25 billion and $17.90 billion, respectively. Our off-balance sheet commitments to these conduits are disclosed in Note 10.

Collateralized Debt Obligations:

We manage a series of collateralized debt obligations, or “CDOs.” A CDO is a managed investment vehicle which purchases a portfolio of diversified highly-rated assets. A CDO funds purchases through the issuance of several tranches of debt and equity, the repayment and return of which are linked to the performance of the assets in the CDO. Typically, our involvement is as collateral manager. We may also invest in a small percentage of the debt issued. These entities typically meet the definition of a variable interest entity as defined by FIN 46(R). We are not the primary beneficiary of these CDOs, as defined by FIN 46(R), and do not record these CDOs in our consolidated financial statements. At December 31, 2006 and 2005, total assets in these CDOs were $3.48 billion and $2.73 billion, respectively.

During 2005, we acquired and transferred $60 million of investment securities from our available-for-sale portfolio into a CDO. This transfer, which was executed at fair market value in exchange for cash, was treated as a sale. We did not acquire or transfer any investment securities to a CDO during 2006.

Note 12. Shareholders’ Equity

Treasury Stock:

During the first quarter of 2006, we purchased 3 million shares of our common stock under a program authorized by our Board of Directors, or “Board,” in 2005. On March 16, 2006, the Board authorized a new program for the purchase of up to 15 million shares of our common stock for general corporate purposes, including mitigating the dilutive impact of shares issued under employee benefit programs, and terminated the 2005 program. Under this new program, we purchased 2.8 million shares of our common stock during 2006, and as of December 31, 2006, 12.2 million shares were available for purchase. We utilize third-party broker-dealers to acquire common shares on the open market in the execution of our stock purchase program.

In addition, shares may be acquired for other deferred compensation plans, held by an external trustee, that are not part of the common stock purchase program. As of December 31, 2006, on a cumulative basis, approximately 395,000 shares have been purchased and are held in trust. These shares are recorded as treasury stock in our consolidated statement of condition.

During 2006, 2005 and 2004, we purchased and recorded as treasury stock a total of 5.8 million shares, 13.1 million shares and 4.1 million shares, respectively, at an average historical cost per share of  $63, $51 and $43, respectively.

Accumulated Other Comprehensive (Loss) Income:

(In millions)	2006	2005	2004
Foreign currency translation	$197	$73	$213
Unrealized gain (loss) on hedges of net investments in non-U.S. subsidiaries	(7)	11	(26)
Unrealized loss on available-for-sale securities	(227)	(285)	(56)
Minimum pension liability	(186)	(26)	(26)
Unrealized loss on cash flow hedges	(1)	(4)	(13)
Total	$(224)	$(231)	$92

For the year ended December 31, 2006, we realized net gains of $15 million on sales of available-for-sale securities. Unrealized losses of $7 million were included in other comprehensive income at December 31, 2005, net of deferred taxes of $4 million, related to these sales.

For the year ended December 31, 2005, we realized net losses of $1 million on sales of available-for-sale securities. Unrealized gains of $1 million were included in other comprehensive income at December 31, 2004, net of deferred taxes of less than $1 million, related to these sales.

For the year ended December 31, 2004, we realized net gains of $26 million on sales of available-for-sale securities. Unrealized gains of $11 million were included in other comprehensive income at December 31, 2003, net of deferred taxes of $7 million, related to these sales.

Note 13. Equity-Based Compensation

The 2006 Equity Incentive Plan was approved by shareholders in April 2006, and 20,000,000 shares of common stock were approved for issuance for stock and stock-based awards, including stock options, stock appreciation rights, restricted stock, deferred stock and performance awards. In addition, up to 8,000,000 shares from our 1997 Equity Incentive Plan, that were available to issue or become available due to cancellations and forfeitures, may be awarded under the 2006 Plan. The 1997 Plan expired on December 18, 2006. As of December 31, 2006, 1,305,420 shares from the 1997 Plan have been added to and may be awarded from the 2006 Plan. As of December 31, 2006, 106,045 awards have been made under the 2006 Plan. We have stock options outstanding from previous plans, including the 1997 Plan, under which no further grants can be made.

The exercise price of non-qualified and incentive stock options and stock appreciation rights may not be less than the fair value of such shares at the date of grant. Stock options and stock appreciation rights issued under the 2006 Plan and the prior 1997 Plan generally vest over four years and expire no later than ten years from the date of grant. For restricted stock awards issued under the 2006 Plan and the prior 1997 Plan, stock certificates are issued at the time of grant and recipients have dividend and voting rights. In general, these grants vest over three years. For deferred stock awards issued under the 2006 Plan and the prior 1997 Plan, no stock is issued at the time of grant. Generally, these grants vest over two-, three- or four-year periods. Performance awards granted under the 2006 Equity Incentive Plan and the prior 1997 Plan are earned over a performance period based on achievement of goals, generally over two- to three-year periods. Payment for performance awards is made in shares of our common stock or in cash equal to the fair market value of our common stock, based on certain financial ratios after the conclusion of each performance period.

We record compensation expense, equal to the estimated fair value of the options on the grant date, on a straight-line basis over the options’ vesting period. We use a Black-Scholes option-pricing model to estimate the fair value of the options granted.

The weighted-average assumptions used in connection with the option-pricing model were as follows for the years indicated.

	2006	2005	2004
Dividend yield	1.41%	1.85%	1.35%
Expected volatility	26.50	28.70	27.10
Risk-free interest rate	4.60	4.19	3.02
Expected option lives (in years)	7.8	7.8	5.0

Compensation expense related to stock options, stock appreciation rights, restricted stock awards, deferred stock awards and performance awards, which we record as a component of salaries and employee benefits expense in our consolidated statement of income, was $208 million, $110 million and $74 million for the years ended December 31, 2006, 2005 and 2004, respectively. The related total income tax benefit recorded in our consolidated statement of income was $83 million, $44 million and $30 million for 2006, 2005 and 2004, respectively.

Information about the 2006 Plan and 1997 Plan as of December 31, 2006, and activity during the year then ended is presented below:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Stock Options and Stock Appreciation Rights:
Outstanding:
December 31, 2005	23,956	$44.60
Granted	972	62.63
Exercised	(4,823)	40.81
Forfeited or expired	(316)	51.32
Outstanding at December 31, 2006	19,789	$46.28	5.6	$419
Exercisable at December 31, 2006	15,132	$44.84	4.8	$342

The weighted-average grant date fair value of options granted in 2006, 2005 and 2004 was $21.09, $14.38 and $13.17, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004, was $102 million, $56 million and $45 million, respectively.

As of December 31, 2006, total unrecognized compensation cost related to stock options and stock appreciation rights was $39 million, which is expected to be recognized over a weighted-average period of 11 months.

Other stock awards and related activity consisted of the following for the year ended December 31, 2006:

	Shares	Weighted- Average Grant Date Fair Value
Restricted Stock Awards (Shares in thousands)
Outstanding December 31, 2005	378	$46.82
Granted	184	62.62
Vested	(168)	46.49
Forfeited	(21)	51.12
Outstanding December 31, 2006	373	$54.42

The weighted-average grant date fair value of restricted stock awards granted in 2005 and 2004 was $45.26 and $51.39 per share, respectively. The total fair value of restricted stock awards vested was $8 million, $8 million and $10 million for 2006, 2005 and 2004, respectively. As of December 31, 2006, total unrecognized compensation cost related to restricted stock was $13 million, which is expected to be recognized over a weighted-average period of 11 months.

	Shares	Weighted- Average Grant Date Fair Value
Deferred Stock Awards (Shares in thousands)
Outstanding December 31, 2005	3,203	$43.60
Granted	3,083	60.94
Vested	(1,270)	43.80
Forfeited	(162)	53.33
Outstanding December 31, 2006	4,854	$54.21

The weighted-average grant date fair value of deferred stock awards granted in 2005 and 2004 was $43.40 and $50.28 per share, respectively. The total fair value of deferred stock awards vested was $56 million, $14 million and $51 million for 2006, 2005 and 2004, respectively. As of December 31, 2006, total unrecognized compensation cost related to deferred stock awards was $149 million, which is expected to be recognized over a weighted-average period of 14 months.

	Shares	Weighted- Average Grant Date Fair Value
Performance Awards (Shares in thousands)
Outstanding December 31, 2005	1,283	$48.52
Granted	959	59.87
Forfeited	(193)	52.71
Paid Out	(160)	52.78
Outstanding December 31, 2006	1,889	$53.49

The weighted-average grant date fair value of performance awards granted in 2005 and 2004 was $47.91 and $50.35 per share, respectively. The total fair value of performance awards paid out was $9 million and $12 million for 2006 and 2005, respectively. There were no payments made for performance awards in 2004, as the only program in place at that time paid out every other year and 2004 was not a payout year. As of December 31, 2006, total unrecognized compensation cost related to performance awards was $38 million, which is expected to be recognized over a weighted-average period of 23 months.

We generally utilize treasury shares to satisfy the issuance of stock under our equity incentive plans. We do not have a specific policy concerning purchases of our common stock to satisfy stock issuances, including exercises of options. We have a general policy concerning purchases of stock to meet common stock issuances under our employee benefit plans, including option exercises and other corporate purposes. Various factors determine the amount and timing of our purchases of our common stock, including our capital requirements, the number of shares we expect to issue under employee benefit plans, market conditions (including the trading price of our common stock), and legal considerations. These factors can change at any time, and there can be no assurance as to the number of shares of common stock we will purchase or when we will purchase them.

Note 14. Regulatory Matters

Regulatory Capital:

We are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on our consolidated financial condition. Under regulatory capital adequacy guidelines, we must meet specific capital requirements that involve quantitative measures of our consolidated assets, liabilities and off-balance sheet exposures as calculated under regulatory accounting practices. Our capital amounts and classification are subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require State Street and State Street Bank to maintain minimum risk-based capital and leverage ratios as set forth in the following table. The risk-based capital ratios are Tier 1 capital and total capital divided by adjusted total risk-weighted assets and market-risk equivalents, and the Tier 1 leverage ratio is Tier 1 capital divided by adjusted quarterly average assets. As of December 31, 2006 and 2005, State Street and State Street Bank met all capital adequacy requirements to which they were subject.

As of December 31, 2006, State Street Bank was categorized as “well capitalized” under the regulatory framework. To be categorized as “well capitalized,” State Street Bank must exceed the “well capitalized” guideline ratios, as set forth in the table, and meet certain other requirements. State Street Bank exceeded all “well capitalized” requirements as of December 31, 2006 and 2005. There are no conditions or events since December 31, 2006 that management believes have changed the capital category of State Street Bank.

The regulatory capital ratios and related amounts were as follows as of December 31:

	Regulatory Guidelines(1)		State Street		State Street Bank
(Dollars in millions)	Minimum	Well Capitalized	2006	2005	2006	2005
Risk-Based Ratios:
Tier 1 capital	4%	6%	13.7%	11.7%	12.0%	10.3%
Total capital	8	10	15.9	14.0	14.1	12.5
Tier 1 leverage ratio	4	5	5.8	5.6	5.6	5.4
Shareholders’ equity			$7,252	$6,367	$6,769	$6,139
Capital trust securities			650	650	—	—
Unrealized losses on available-for-sale securities			227	285	239	292
Unrealized (gains) losses on cash flow hedges			—	4	163	(10)
Recognition of pension plan funded status			164	—	—	—
Qualifying minority interest in consolidated subsidiaries			—	2	—	2
Less:
Goodwill			1,384	1,337	1,297	1,247
Other intangible assets			434	459	401	438
Other deductions			2	1	—	—
Tier 1 capital			6,473	5,511	5,473	4,738
Qualifying subordinated debt			1,178	1,238	998	998
Allowances for on- and off-balance sheet credit exposures			30	30	30	30
Unrealized gains on available-for-sale equity securities			10	12	1	6
Tier 2 capital			1,218	1,280	1,029	1,034
Deduction for investments in finance subsidiaries			(184)	(174)	(62)	(52)
Total capital			$7,507	$6,617	$6,440	$5,720
Adjusted total risk-weighted assets and market-risk equivalents:
On-balance sheet			$31,447	$27,288	$30,000	$25,965
Off-balance sheet			15,371	19,586	15,375	19,602
Market-risk equivalents			395	361	394	351
Total			$47,213	$47,235	$45,769	$45,918
Adjusted quarterly average assets			$110,794	$98,970	$97,132	$87,667

(1)          State Street Bank must meet the regulatory designation of “well capitalized” in order for us to maintain our status as a financial holding company, including maintaining a minimum Tier 1 risk-based capital ratio (Tier 1 capital divided by adjusted total risk-weighted assets and market-risk equivalents) of 6%, a minimum total risk-based capital ratio (total capital divided by adjusted total risk-weighted assets and market-risk equivalents) of 10%, and a Tier 1 leverage ratio (Tier 1 capital divided by adjusted quarterly average assets) of 5%. In addition, Federal Reserve Regulation Y defines “well capitalized” for a bank holding company such as us for purposes of determining eligibility for a streamlined review process for acquisition proposals. For such Regulation Y purposes, “well capitalized” requires us to maintain a minimum Tier 1 risk-based capital ratio of 6% and a minimum total risk-based capital ratio of 10%.

Cash, Dividend, Loan and Other Restrictions:

During 2006, our bank subsidiaries were required by the Federal Reserve to maintain average cash reserve balances of $103 million. In addition, federal and state banking regulations place certain restrictions on dividends paid by bank subsidiaries to a parent holding company. For 2007, aggregate dividends by State Street Bank without prior regulatory approval are limited to approximately $766 million of its undistributed earnings at December 31, 2006, plus an additional amount equal to its net profits, as defined, for 2007 up to the date of any dividend.

The Federal Reserve Act requires that extensions of credit by State Street Bank to certain affiliates, including the parent company, be secured by specific collateral, that the extension of credit to any one affiliate be limited to 10% of its capital and surplus (as defined), and that extensions of credit to all such affiliates be limited to 20% of its capital and surplus.

At December 31, 2006, consolidated retained earnings included $230 million representing undistributed earnings of affiliates that are accounted for using the equity method.

Note 15. Derivative Financial Instruments

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

The following table summarizes the contractual or notional amounts of derivative financial instruments held or issued for trading and asset and liability management as of December 31:

(In millions)	2006	2005
Trading:
Interest-rate contracts:
Swap agreements	$1,011	$4,508
Options and caps purchased	1,216	912
Options and caps written	3,224	2,564
Futures	154	534
Foreign exchange contracts:
Forward, swap and spot	492,063	414,376
Options purchased	8,313	6,624
Options written	8,063	6,763
Asset and Liability Management:
Interest-rate contracts:
Swap agreements	2,770	5,369
Foreign exchange contracts:
Swap agreements	132	355

In connection with our asset and liability management activities, we have executed interest-rate swap agreements designated as fair value and cash flow hedges to manage interest-rate risk. The notional values of these interest-rate swap agreements and the related assets or liabilities being hedged were as follows at December 31:

	2006			2005
(In millions)	Fair Value Hedges	Cash Flow Hedges	Total	Fair Value Hedges	Cash Flow Hedges	Total
Available-for-sale investment securities	$1,452		$1,452	$2,211		$2,211
Interest-bearing time deposits(1)	118	$300	418	118	$1,490	1,608
Long-term debt(2)(3)	700	200	900	1,200	350	1,550
Total	$2,270	$500	$2,770	$3,529	$1,840	$5,369

(1)          For the years ended December 31, 2006 and 2005, the overall weighted-average interest rate for interest-bearing time deposits was 5.02% and 3.23%, respectively, on a contractual basis, and 3.52% and 3.19%, respectively, including the effects of hedges.

(2)          For the year ended December 31, 2006, the fair value hedges of long-term debt decreased the carrying value of long-term debt presented in our consolidated statement of condition by $9 million and in the year ended December 31, 2005 it increased the value by $18 million.

(3)          For the years ended December 31, 2006 and 2005, the overall weighted-average interest rate for long-term debt was 6.72% and 6.58%, respectively, on a contractual basis, and 6.77% and 5.63%, respectively, including the effects of hedges.

For cash flow hedges, any changes in the fair value of the derivative financial instruments remain in accumulated other comprehensive income and are generally recorded in our consolidated statement of income in future periods when earnings are affected by the variability of the hedged cash flow. Hedge ineffectiveness recorded in processing fees and other revenue was not material in 2006, 2005 or 2004.

We have entered into foreign exchange forward contracts with an aggregate notional amount of €100 million, or approximately $132 million, to hedge a portion of our net foreign investment in non-U.S.

subsidiaries. As a result, approximately $18 million of after-tax translation losses and $37 million of after-tax translation gains for the years ended December 31, 2006 and 2005, respectively, on the hedge contracts were recorded in accumulated other comprehensive income.

Foreign exchange trading revenue related to foreign exchange contracts was $611 million, $468 million and $420 million for the years ended December 31, 2006, 2005 and 2004, respectively. For other financial instrument contracts, recorded in trading services revenue were gains of $18 million in 2006, gains of $4 million in 2005 and losses of $25 million in 2004. Future cash requirements, if any, related to foreign exchange contracts are represented by the gross amount of currencies to be exchanged under each contract unless we and the counterparty have agreed to pay or receive the net contractual settlement amount on the settlement date. Future cash requirements on other financial instruments are limited to the net amounts payable under the agreements.

Note 16. Net Interest Revenue

(In millions)	2006	2005	2004
Interest Revenue:
Deposits with banks	$414	$529	$591
Investment securities:
U.S. Treasury and federal agencies	1,011	866	536
State and political subdivisions (exempt from federal tax)	88	58	57
Other investments	1,830	873	277
Securities purchased under resale agreements and federal funds sold	663	412	196
Commercial and financial loans	205	106	59
Lease financing	65	65	57
Trading account assets	48	21	14
Total interest revenue	4,324	2,930	1,787
Interest Expense:
Deposits	1,891	1,132	512
Other short-term borrowings	1,145	753	315
Long-term debt	178	138	101
Total interest expense	3,214	2,023	928
Net interest revenue	$1,110	$907	$859

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

Combined information for the U.S. and non-U.S. defined benefit plans, and information for the post-retirement plan, is as follows as of the December 31 measurement date:

	Primary U.S. and Non-U.S. Defined Benefit Plans		Post-Retirement Plan
(In millions)	2006	2005	2006	2005
Benefit Obligations:
Beginning of year	$759	$650	$79	$72
Service cost	59	50	4	4
Interest cost	39	35	5	4
Employee Contributions	1	—	—	—
Transfers in	—	27	—	—
Actuarial losses/(gains)	(4)	62	9	4
Benefits paid	(47)	(45)	(7)	(5)
Expenses paid	(1)	(2)	—	—
Special termination benefits	—	1	—	—
Foreign currency translation	27	(19)	—	—
End of year	$833	$759	$90	$79
Plan Assets at Fair Value:
Beginning of year	$706	$592
Actual return on plan assets	84	63
Employer contributions	57	98	$6	$5
Transfers in	—	13
Benefits paid	(47)	(45)	(6)	(5)
Expenses paid	(1)	(2)
Foreign currency translation	22	(13)
End of year	$821	$706	$—	$—
Accrued Benefit Expense:
Funded status (plan assets less benefit obligations)	$(12)	$(53)	$(90)	$(79)
Transition obligation	N/A	—	N/A	6
Net actuarial loss	N/A	263	N/A	22
Prior service credit	N/A	(23)	N/A	—
Net prepaid (accrued) benefit expense	$(12)	$187	$(90)	$(51)

N/A—Disclosure not applicable for period indicated as a result of the adoption of SFAS No. 158.

	Primary U.S. and Non-U.S. Defined Benefit Plans		Post-Retirement Plan
(In millions)	2006	2005	2006	2005
Amounts Recognized in the Consolidated Statement of Condition:
As of December 31:
Prepaid benefit cost	N/A	$183	—	—
Accrued benefit liability	N/A	(26)	N/A	$(51)
Other	N/A	30	—	—
Non-current assets	$53	N/A	—	N/A
Current liabilities	—	N/A	$(8)	N/A
Noncurrent liabilities	(65)	N/A	(82)	N/A
Net prepaid (accrued) amount recognized in statement of condition	$(12)	$187	$(90)	$(51)
Amounts Recognized in Accumulated Other Comprehensive Income:
Initial net obligation	—	N/A	$(5)	N/A
Prior service credit	$20	N/A	—	N/A
Net loss	(217)	N/A	(29)	N/A
Accumulated other comprehensive loss	(197)	N/A	(34)	N/A
Cumulative employer contributions in excess of net periodic benefit cost	185	N/A	(56)	N/A
Net obligation recognized in statement of condition	$(12)	N/A	$(90)	N/A
Determination of Adjustment Related to Adoption of SFAS No. 158:
Liability before adoption of the funded status provisions of SFAS No. 158	$31	N/A	N/A	N/A
Accumulated other comprehensive loss before adoption of funded status recognition provisions of SFAS No. 158	31	N/A	N/A	N/A
Transition obligation after adoption of funded status provisions of SFAS No. 158	—	N/A	5	N/A
Prior service cost	(20)	N/A	—	N/A
Net loss	217	N/A	29	N/A
Accumulated other comprehensive loss after adoption of funded status recognition provisions of SFAS No. 158	$197	N/A	$34	N/A
Increase in accumulated other comprehensive loss, before taxes, to reflect the adoption of SFAS No. 158	$166	N/A	$34	N/A
Accumulated benefit obligation	$751	$689	N/A	N/A
Actuarial Assumptions (U.S. Plans):
Used to determine benefit obligations as of December 31:
Discount rate	5.75%	5.50%	5.75%	5.50%
Rate of increase for future compensation	4.50	4.50	—	—
Used to determine periodic benefit cost for the years ended December 31:
Discount rate	5.50%	5.75%	5.50%	5.75%
Rate of increase for future compensation	4.50	4.50	—	—
Expected long-term rate of return on plan assets	8.00	8.00	—	—
Assumed health care cost trend rates as of December 31:
Cost trend rate assumed for next year	—	—	10.00%	11.00%
Rate to which the cost trend rate is assumed to decline	—	—	5.00	5.00
Year that the rate reaches the ultimate trend rate	—	—	2013	2013

N/A—Disclosure not applicable for period indicated as a result of the adoption of SFAS No. 158.

Expected benefit payments for the next ten years are as follows:

(In millions)	Primary U.S. and Non-U.S. Defined Benefit Plans	Non-Qualified SERPs	Post-Retirement Plan
2007	$43	$7	$8
2008	32	6	8
2009	29	5	7
2010	29	6	7
2011	28	10	7
2012–2016	153	37	32

The accumulated benefit obligation for all of our U.S. defined benefit pension plans was $613 million and $581 million at December 31, 2006, and 2005, respectively.

To develop the assumption of the expected long-term rate of return on plan assets, we considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This analysis resulted in the determination of the assumed long-term rate of return on plan assets of 8.00% for the year ended December 31, 2006.

For the tax-qualified U.S. defined benefit pension plan, the asset allocation as of December 31, 2006 and 2005, and the strategic target allocation for 2007, by asset category, were as follows:

ASSET CATEGORY

	Strategic Target Allocation	Percentage of Plan Assets at December 31,
	2007	2006	2005
Equity securities	45%	46%	59%
Fixed income securities	45	45	29
Other	10	9	12
Total	100%	100%	100%

The preceding strategic target asset allocation was last amended effective July 31, 2006. Consistent with that target allocation, the plan should generate a real return above inflation, and superior to that of a benchmark index consisting of a combination of appropriate capital markets indices weighted in the same proportions as the plan’s strategic target asset allocation. Equities included domestic and international publicly-traded common, preferred and convertible securities. Fixed income securities included domestic and international corporate and government debt securities, as well as asset-backed securities and private debt. The “other” category included real estate, alternative investments and cash and cash equivalents. Derivative financial instruments are an acceptable alternative to investing in these types of securities, but may not be used to leverage the plan’s portfolio.

Expected employer contributions to the tax-qualified U.S. defined benefit pension plan, SERPs and post-retirement plan for the year ending December 31, 2007 are $14 million, $7 million and $8 million, respectively.

State Street has unfunded SERPs that provide certain officers with defined pension benefits in excess of qualified plan limits imposed by U.S. federal tax law. Information for the SERPs was as follows for the years ended December 31:

	Non- Qualified SERPs
(In millions)	2006	2005
Benefit Obligations:
Beginning of year	$107	$99
Service cost	6	4
Interest cost	7	5
Actuarial loss	24	11
Benefits paid	(6)	(8)
Settlements	—	(8)
Plan amendments	4	4
End of year	$142	$107
Accrued Benefit Expense:
Funded status (plan assets less benefit obligations)	$(142)	$(107)
Net actuarial loss	N/A	39
Prior service cost	N/A	17
Net accrued benefit expense	$(142)	$(51)
Amounts Recognized in the Consolidated Statement of Condition:
Accrued benefit liability	N/A	$(78)
Intangible assets	N/A	20
Accumulated other comprehensive loss	N/A	7
Non-current assets	—	N/A
Current liabilities	$(7)	N/A
Non-current liabilities	(135)	N/A
Net accrued amount recognized in statement of condition	$(142)	$(51)
Amounts Recognized in Accumulated Other Comprehensive Income:
Initial net obligation	—	N/A
Prior service cost	$(19)	N/A
Net loss	(59)	N/A
Accumulated other comprehensive loss	$(78)	N/A
Cumulative employer contributions in excess of net periodic benefit cost	(64)	N/A
Net obligation recognized in statement of condition	$(142)	N/A
Determination of Adjustment related to adoption of SFAS No. 158:
Liability before adoption of the funded status provisions of SFAS No. 158	$32	$27
Actual intangible asset	18	20
Accumulated other comprehensive loss before adoption of funded status recognition provisions of SFAS No. 158	14	7
Transition obligation after adoption of the funded status provisions of SFAS No. 158	—	N/A
Prior service cost	19	N/A
Net loss	59	N/A
Accumulated other comprehensive loss after adoption of funded status recognition provisions of SFAS No. 158	$78	N/A
Increase in accumulated other comprehensive loss, before taxes, to reflect the adoption of SFAS No. 158	$64	N/A
Accumulated benefit obligation	$96	$78
Actuarial assumptions:
Assumptions used to determine benefit obligations and periodic benefit costs are consistent with those noted for the post-retirement plan, with the following exception:
Rate of increase for future compensation	4.75%	4.75%

N/A—Disclosure not applicable for period indicated as a result of the adoption of SFAS No. 158.

For those defined benefit plans that had accumulated benefit obligations in excess of plan assets as of December 31, 2006 and 2005, the accumulated benefit obligations were $326 million and $262 million, respectively, and the plan assets were $200 million and $163 million, respectively.

For those defined benefit plans that had projected benefit obligations in excess of plan assets as of December 31, 2006 and 2005, the projected benefit obligations were $411 million and $866 million, respectively, and the plan assets were $204 million and $706 million, respectively.

If trend rates in health care costs were increased by 1%, the post-retirement benefit obligation as of December 31, 2006, would have increased 7%, and the aggregate expense for service and interest costs for 2006 would have increased 13%. Conversely, if trend rates in health care costs were reduced by 1%, the post-retirement benefit obligation as of December 31, 2006, would have decreased 6%, and the aggregate expense for service and interest costs for 2006 would have decreased 11%.

The following table presents the actuarially determined expense (income) for our U.S. and non-U.S. defined benefit plans, SERPs and post-retirement plan for the years ended December 31:

	Primary U.S. and Non-U.S. Defined Benefit Plans			Post-Retirement Plan
(In millions)	2006	2005	2004	2006	2005	2004
Components of Net Periodic Benefit Cost:
Service cost	$59	$50	$41	$4	$3	$3
Interest cost	39	35	32	5	4	4
Assumed return on plan assets	(53)	(45)	(40)	—	—	—
Amortization of transition obligation (asset)	—	—	(1)	1	1	1
Amortization of prior service cost	(2)	(2)	(2)	—	—	—
Amortization of net loss	17	15	16	2	1	1
Net periodic benefit cost	60	53	46	12	9	9
Special Events Accounting Expense:
Special termination benefits	—	1	—	—	—	—
Special events accounting expense	—	1	—	—	—	—
Total expense	$60	$54	$46	$12	$9	$9
Estimated amounts that will be amortized from accumulated other comprehensive income over the next fiscal year:
Initial net asset	—			$(1)
Prior service credit	$2			—
Net loss	(14)			(1)
Estimated amortization	$(12)			$(2)

	Non-Qualified SERPs
(In millions)	2006	2005	2004
Components of Net Periodic Benefit Cost:
Service cost	$6	$4	$5
Interest cost	7	5	6
Amortization of prior service cost	2	2	1
Amortization of net loss	4	2	2
Net periodic benefit cost	$19	$13	$14
Special Events Accounting Expense:
Settlements	—	2	1
Special events accounting expense	—	2	1
Total expense	$19	$15	$15
Estimated amounts that will be amortized from accumulated other comprehensive income over the next fiscal year:
Initial net obligation	—
Prior service cost	$(2)
Net loss	(4)
Estimated amortization	$(6)

Certain of our U.S. employees are eligible to contribute a portion of their pre-tax salary to a 401(k) savings plan and an Employee Stock Ownership Plan, or “ESOP.” Our matching portion of these contributions is paid in cash, and the related expense was $20 million for 2006, $21 million for 2005 and $16 million for 2004. In addition, employees in certain non-U.S. offices participate in other local plans. Expenses related to these plans were $32 million, $39 million and $31 million for 2006, 2005 and 2004, respectively.

The ESOP is a non-leveraged plan. Compensation cost is equal to the contribution called for by the plan formula and is equal to the cash contributed for the purchase of shares on the open market or the fair value of the shares contributed from treasury stock. Dividends on shares held by the ESOP are charged to retained earnings, and shares are treated as outstanding for purposes of calculating earnings per share.

Note 18.Occupancy Expense and Information Systems and Communications Expense

Occupancy expense and information systems and communications expense included expense for depreciation of buildings, leasehold improvements, computers, equipment and furniture and fixtures. Total depreciation expense for the years ended December 31, 2006, 2005 and 2004 was $309 million, $315 million and $301 million, respectively.

As of December 31, 2006, accumulated amortization of assets under capital leases was $83 million. Amortization of assets recorded under capital leases and the costs of operating leases for office space are recorded in occupancy expense. The costs of operating leases related to computers and equipment are recorded in information systems and communications expense.

The following is a summary of future minimum lease payments under non-cancelable capital and operating leases as of December 31, 2006:

(In millions)	Capital Leases	Operating Leases	Total
2007	$51	$148	$199
2008	52	137	189
2009	52	110	162
2010	52	98	150
2011	52	58	110
Thereafter	615	451	1,066
Total minimum lease payments	874	$1,002	$1,876
Less amount representing interest payments	(373)
Present value of minimum lease payments	$501

We lease approximately 865,000 square feet at One Lincoln Street, an office building located in Boston, Massachusetts, and a related 366,000 square-foot underground parking garage, under 20-year, non-cancelable capital leases expiring in September 2023. As of December 31, 2006 and 2005, an aggregate net book value of $447 million and $474 million, respectively, for the capital leases was recorded in premises and equipment in our consolidated statement of condition, and the related liability was recorded in long-term debt. Capital lease asset amortization is recorded in occupancy expense over the lease terms. Lease payments are recorded as a reduction of the liability, with a portion recorded as imputed interest expense. For the years ended December 31, 2006 and 2005, interest expense related to these capital lease obligations, recorded in net interest revenue, was $37 million and $38 million, respectively.

We have entered into non-cancelable operating leases for premises and equipment. Future minimum rental commitments in the preceding table have been reduced by aggregate sublease rental commitments of $151 million for operating leases and $64 million for capital leases. Nearly all leases include renewal options.

Total rental expense amounted to $179 million, $181 million and $190 million in 2006, 2005 and 2004, respectively. Rental expense has been reduced by sublease revenue of $13 million, $10 million and $20 million for the years ended December 31, 2006, 2005 and 2004, respectively. During 2005 and 2004, we entered into sub-lease agreements for our headquarters building and other office space in Boston. These sub-lease agreements resulted in the recognition of charges to occupancy expense of $26 million and $16 million for the years ended December 31, 2005 and 2004, respectively.

Note 19. Other Operating Expenses

The components of other operating expenses were as follows for the years ended December 31:

(In millions)	2006	2005	2004
Professional services	$157	$184	$165
Merger, integration and divestiture costs(1)	—	—	62
Other(2)	361	300	287
Total other operating expenses	$518	$484	$514

(1)          Amount represented merger and integration costs related to our acquisition of a substantial portion of the Global Securities Services, or “GSS,” business of Deutsche Bank AG.

(2)          Amount for 2004 included $21 million of restructuring costs incurred in connection with a workforce reduction.

Note 20. Income Taxes

The components of income tax expense from continuing operations consisted of the following for the years ended December 31:

(In millions)	2006	2005	2004
Current:
Federal	$328	$185	$31
State	82	46	27
Non-U.S.	265	139	157
Total current	675	370	215
Deferred:
Federal	27	83	160
State	(9)	14	23
Non-U.S.	(18)	20	(4)
Total deferred	—	117	179
Total income tax expense from continuing operations	$675	$487	$394

Current and deferred income taxes from continuing operations for 2005 and 2004 have been reclassified to reflect tax returns as actually filed. The income tax expense (benefit) related to net realized securities gains or losses was $6 million, $(1) million and $10 million for 2006, 2005 and 2004, respectively. Pre-tax income from continuing operations attributable to operations located outside the U. S. was $759 million, $494 million and $424 million for 2006, 2005 and 2004, respectively.

For those foreign subsidiaries for which accumulated earnings of the subsidiary are considered to be permanently invested, no provision for deferred U.S. income taxes is recorded. The total undistributed retained earnings of these subsidiaries was $324 million at December 31, 2006. If the accumulated earnings in these subsidiaries had been temporarily invested, a deferred U.S. tax liability of $56 million would have been recorded.

Income tax expense from continuing operations for 2006 included an additional provision of $35 million primarily related to the impact of the Tax Increase Prevention and Reconciliation Act, or “TIPRA,” on income generated from certain of our leveraged leases, more fully described below, and $46 million related to the potential resolution of issues with the IRS concerning our LILO and SILO transactions. Additional information about issues related to LILO and SILO transactions is in Note 10. Income tax expense from continuing operations for 2004 included a cumulative benefit of $18 million resulting from a change in the effective state tax rate applied to leveraged lease transactions.

During 2006, TIPRA repealed the federal income tax exclusion, effective on January 1, 2007, which was previously allowed for a portion of the income generated from certain leveraged leases of aircraft. As a result of this legislation, and in accordance with existing lease accounting standards, we recalculated the allocation of the components of leasing-related income over the terms of the affected leases and recorded a non-cash charge to income tax expense of approximately $35 million primarily related to the impact of this legislation.

Significant components of deferred tax liabilities and assets were as follows at December 31:

(In millions)	2006	2005
Deferred Tax Liabilities:
Lease financing transactions	$1,779	$1,735
Foreign currency translation	90	34
Pension	—	29
Other	12	—
Operating expenses	62	50
Total deferred tax liabilities	1,943	1,848
Deferred Tax Assets:
Unrealized losses on available-for-sale securities, net	153	190
Deferred compensation	108	54
Pension	81	—
Unrecognized loss related to discontinued operations	—	58
Allowance for loan losses	11	11
Tax carryforwards	1	1
Other	76	12
Total deferred tax assets	430	326
Valuation allowance for deferred tax assets	(1)	(1)
Net deferred tax assets	429	325
Net deferred tax liabilities	$1,514	$1,523

Management considers the valuation allowance adequate to reduce the total deferred tax asset to an amount that will more likely than not be realized. At December 31, 2006, we had non-U.S. and state tax loss carryforwards of $1 million that expire beginning in 2007.

A reconciliation of the U.S. statutory income tax rate to the effective tax rate based on income from continuing operations before income taxes was as follows for the years ended December 31:

	2006	2005	2004
U.S. federal income tax rate	35.0%	35.0%	35.0%
Changes from Statutory Rate:
State taxes, net of federal benefit	2.9	3.3	3.7
Tax-exempt interest revenue, net of disallowed interest	(1.1)	(1.5)	(2.2)
Tax credits	(1.4)	(1.3)	(.6)
Foreign tax differential	(1.2)	(1.0)	(1.1)
Provision related to TIPRA	1.8	—	—
Provision related to LILO and SILO transactions	2.6	—	—
Leveraged lease transactions—cumulative benefit	—	—	(.9)
Other, net	(.5)	(.5)	(.8)
Effective tax rate	38.1%	34.0%	33.1%

See Note 10 for information about the IRS’s review of our federal income tax returns and contingencies related to LILO and SILO transactions.

Note 21. Earnings Per Share

The following table presents the computation of basic and diluted earnings per share for the years ended December 31:

	2006	2005	2004
(Dollars in millions, except per share amounts)
Net Income	$ 1,106	$ 838	$ 798
Average Shares Outstanding (in thousands):
Basic average shares	331,350	330,361	334,606
Effect of dilutive securities:
Stock options and stock awards	4,349	2,762	3,358
Equity-related financial instruments	33	1,513	1,641
Dilutive average shares	335,732	334,636	339,605
Anti-dilutive securities (in thousands)(1)	973	8,791	10,289
Earnings per Share
Basic	$ 3.34	$ 2.53	$ 2.38
Diluted	3.29	2.50	2.35

(1)          Represents stock options outstanding but not included in the computation of diluted average shares because the exercise prices of the instruments were greater than the average fair value of our common stock during those periods.

Note 22. Line of Business Information

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

Investment Management offers a broad array of services for managing financial assets, including investment management and investment research, primarily for institutional investors worldwide. These services include passive and active U.S. and non-U.S. equity and fixed income investment management strategies, and other related services, such as securities finance.

Revenue and expenses are directly charged or allocated to the lines of business through management information systems. We price our products and services on the basis of overall customer relationships and other factors; therefore, revenue may not necessarily reflect market pricing on products within the business lines in the same way it would for independent business entities. Assets and liabilities are allocated according to rules that support management’s strategic and tactical goals. Capital is allocated based on risk-weighted assets employed and management’s judgment. Capital allocations may not be representative of the capital that might be required if these lines of business were independent business entities.

The following is a summary of line of business results. These results exclude the income (loss) from discontinued operations related to our divestiture of Bel Air, more fully discussed in Note 2. The “Other/One-Time” column for 2005 includes the additional gain from our sale of the PAM business, more fully discussed in Note 2. For 2004, this column includes merger and integration costs related to the GSS acquisition.

	Investment Servicing			Investment Management			Other/One-Time			Total
Years ended December 31,	2006	2005	2004	2006	2005	2004	2006	2005	2004	2006	2005	2004
(Dollars in millions, except where otherwise noted)
Fee revenue:
Servicing fees	$ 2,723	$ 2,474	$ 2,263							$ 2,723	$ 2,474	$ 2,263
Management fees	—	—	—	$ 943	$ 751	$ 623				943	751	623
Trading services	862	694	595	—	—	—				862	694	595
Securities finance	292	260	211	94	70	48				386	330	259
Processing fees and other	208	221	239	64	81	69				272	302	308
Total fee revenue	4,085	3,649	3,308	1,101	902	740				5,186	4,551	4,048
Net interest revenue	986	826	816	124	81	43				1,110	907	859
Provision for loan losses	—	—	(18)	—	—	—				—	—	(18)
Net interest revenue after provision for loan losses	986	826	834	124	81	43				1,110	907	877
Gains (Losses) on sales of available-for-sale investment securities, net	15	(1)	26	—	—	—				15	(1)	26
Gain on sale of divested business	—	—	—	—	—	—		$ 16		—	16	—
Total revenue	5,086	4,474	4,168	1,225	983	783		16		6,311	5,473	4,951
Operating expenses	3,742	3,363	3,115	798	678	582		—	$ 62	4,540	4,041	3,759
Income from continuing operations before income taxes	$ 1,344	$ 1,111	$ 1,053	$ 427	$ 305	$ 201		$ 16	$ (62)	$ 1,771	$ 1,432	$ 1,192
Pre-tax margin	26%	25%	25%	35%	31%	26%
Average assets (in billions)	$ 103.4	$ 96.9	$ 92.5	$ 3.0	$ 2.9	$ 2.6				$ 106.4	$ 99.8	$ 95.1

Note 23. Non-U.S. Activities

We define non-U.S. activities as those revenue-producing assets and transactions that arise from customers domiciled outside the United States. Due to the nature of our business, precise segregation of U.S. and non-U.S. activities is not possible. Subjective judgments have been used to arrive at operating results related to non-U.S. activities, including the application of transfer pricing and asset and liability management policies. Interest expense allocations are based on the average cost of short-term borrowed funds.

The following table summarizes non-U.S. operating results for the years ended December 31, and assets as of December 31, based on the domicile location of customers:

	2006	2005	2004
(In millions)
Results of Operations:
Total fee revenue	$ 2,349	$ 1,881	$ 1,549
Interest revenue	749	653	660
Interest expense	357	404	393
Net interest revenue	392	249	267
Total revenue	2,741	2,130	1,816
Operating expenses	1,840	1,589	1,309
Income before income taxes	901	541	507
Income tax expense	346	205	191
Net income	$ 555	$ 336	$ 316
Assets:
Interest-bearing deposits with banks	$ 5,193	$ 11,235	$ 20,451
Other assets	19,510	8,800	6,719
Total assets	$ 24,703	$ 20,035	$ 27,170

Non-U.S. revenue for 2006 included $833 million in the United Kingdom, primarily from our London operations.

Note 24. Fair Values of Financial Instruments

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

We use the following methods to estimate the fair value of financial instruments:

•       For financial instruments that have quoted market prices, those quoted prices are used to determine fair value.

•       Financial instruments that have no defined maturity, have a remaining maturity of 180 days or less, or reprice frequently to a market rate are assumed to have a fair value that approximates reported value, after taking into consideration any applicable credit risk.

•       If no quoted market prices are available, financial instruments are valued by discounting the expected cash flow(s) using an estimated current market interest rate for the financial instrument.

•       For derivative financial instruments, fair value is estimated as the amount at which an asset or liability could be bought or sold in a current transaction between willing parties, other than in a forced liquidation or sale.

The short maturity of our assets and liabilities results in a significant number of financial instruments for which fair value equals or closely approximates the value reported in our consolidated statement of condition. These financial instruments are reported in the following captions in the consolidated statement of condition: cash and due from banks; interest-bearing deposits with banks; securities purchased under resale agreements; accrued income receivable; deposits; securities sold under repurchase agreements; federal funds purchased; and other short-term borrowings. The fair value of trading account assets equals their reported value. In addition, due to the relatively short-term nature of our net loans (excluding leases), substantially all of which are due within one year, we have determined that fair value approximates the reported value. Loan commitments have no reported value because terms are at prevailing market rates.

The reported value and fair value for other captions in the consolidated statement of condition were as follows as of December 31:

	Reported Value	Fair Value
(In millions)
2006:
Financial Assets:
Investment securities:
Available for sale	$60,445	$60,445
Held to maturity	4,457	4,484
Net loans (excluding leases)	6,599	6,599
Unrealized gains on derivative financial instruments—trading	3,006	3,006
Unrealized gains on derivative financial instruments—asset and liability management	54	54
Financial Liabilities:
Long-term debt	2,616	2,695
Unrealized losses on derivative financial instruments—trading	3,026	3,026
Unrealized losses on derivative financial instruments—asset and liability management	31	31
2005:
Financial Assets:
Investment securities:
Available for sale	$54,979	$54,979
Held to maturity	4,891	4,815
Net loans (excluding leases)	4,134	4,134
Unrealized gains on derivative financial instruments—trading	2,038	2,038
Unrealized gains on derivative financial instruments—asset and liability management	76	76
Financial Liabilities:
Long-term debt	2,659	2,775
Unrealized losses on derivative financial instruments—trading	2,042	2,042
Unrealized losses on derivative financial instruments—asset and liability management	76	76

Note 25. Parent Company Financial Statements

STATEMENT OF INCOME

Years ended December 31,	2006	2005	2004
(In millions)
Interest on securities purchased under resale agreements	$559	$332	$140
Cash dividends from consolidated bank subsidiary	415	570	400
Cash dividends from consolidated non-bank subsidiaries and unconsolidated affiliates	177	74	50
Other, net	34	42	28
Total revenue	1,185	1,018	618
Interest on securities sold under repurchase agreements	463	265	112
Other interest expense	146	131	78
Other expenses	36	6	11
Total expenses	645	402	201
Income tax expense (benefit)	(4)	33	11
Income before equity in undistributed income of subsidiaries and affiliates	544	583	406
Equity in undistributed income (loss) of subsidiaries and affiliates:
Consolidated bank subsidiary	602	165	338
Consolidated non-bank subsidiaries and unconsolidated affiliates	(40)	90	54
Net income	$1,106	$838	$798

STATEMENT OF CONDITION

As of December 31,	2006	2005
(In millions)
Assets:
Interest-bearing deposits with bank subsidiary	$841	$550
Securities purchased under resale agreements from:
External parties	9,269	8,464
Consolidated non-bank subsidiary and unconsolidated affiliates	21	615
Investment securities available for sale	103	91
Investments in subsidiaries:
Consolidated bank subsidiary	6,768	6,139
Consolidated non-bank subsidiaries	940	983
Unconsolidated affiliates	166	164
Notes and other receivables from:
Consolidated bank subsidiary	3	19
Consolidated non-bank subsidiaries and affiliates	120	71
Other assets	140	70
Total assets	$18,371	$17,166
Liabilities:
Securities sold under repurchase agreements	$8,772	$8,624
Commercial paper	998	864
Accrued taxes, expenses and other liabilities due to:
Consolidated bank subsidiary	54	33
Consolidated non-bank subsidiaries	7	7
External parties	167	148
Long-term debt	1,121	1,123
Total liabilities	11,119	10,799
Shareholders’ equity	7,252	6,367
Total liabilities and shareholders’ equity	$18,371	$17,166

STATEMENT OF CASH FLOWS

Years ended December 31,	2006	2005	2004
(In millions)
Net Cash Provided by Operating Activities	$497	$512	$412
Investing Activities:
Net decrease (increase) in interest-bearing deposits with bank subsidiary	(291)	580	(327)
Net (increase) decrease in securities purchased under resale agreements	(211)	(6,845)	5,154
Purchases of available-for-sale securities	(2)	(378)	(43)
Sales of available-for-sale securities	—	385	43
Investments in consolidated bank subsidiary	(5)	—	—
Investments in non-bank subsidiaries and affiliates	22	(20)	(75)
Net decrease in notes receivable from subsidiaries	1	15	26
Other	141	12	13
Net cash (used in) provided by investing activities	(345)	(6,251)	4,791
Financing Activities:
Net increase (decrease) in short-term borrowings	148	6,506	(4,914)
Net increase (decrease) in commercial paper	134	(102)	(15)
Repayments of long-term debt	—	(345)	—
Proceeds from SPACES, net of issuance costs	—	345	—
Purchases of common stock	(368)	(664)	(178)
Proceeds from issuance of treasury stock for stock awards and options exercised	193	231	113
Payments for cash dividends	(259)	(232)	(209)
Net cash (used in) provided by financing activities	(152)	5,739	(5,203)
Net change	—	—	—
Cash and due from banks at beginning of year	—	—	—
Cash and due from banks at end of year	$—	$—	$—

STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES

Distribution of Average Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

The average statements of condition and net interest revenue analysis for the years indicated are presented below.

Years ended December 31,	2006			2005			2004
(Dollars in millions; fully taxable-equivalent)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Interest-bearing deposits with non-U.S. banks	$ 9,581	$ 412	4.30%	$ 17,186	$ 527	3.07%	$ 27,221	$ 589	2.17%
Interest-bearing deposits with U.S. banks	40	2	5.00	74	2	2.60	167	2	.94
Securities purchased under resale agreements	12,543	649	5.18	12,579	403	3.21	13,733	191	1.39
Federal funds sold	277	14	4.91	311	9	2.82	359	5	1.29
Trading account assets(2)	975	48	4.91	470	21	4.39	614	14	2.36
Investment securities:
U.S. Treasury and federal agencies	21,160	1,011	4.78	24,833	866	3.49	22,314	536	2.40
State and political subdivisions(2)	2,616	115	4.45	1,839	78	4.23	1,945	77	3.93
Other investments	37,803	1,830	4.84	24,481	873	3.56	11,834	277	2.31
Commercial and financial loans	5,338	205	3.84	3,718	106	2.85	3,433	59	1.72
Lease financing(2)	2,332	83	3.59	2,295	87	3.81	2,256	82	3.61
Total interest-earning assets(2)	92,665	4,369	4.72	87,786	2,972	3.39	83,876	1,832	2.18
Cash and due from banks	2,977			2,598			2,853
Other assets	10,802			9,385			8,413
Total assets	$ 106,444			$ 99,769			$ 95,142
Liabilities and Shareholders’ Equity:
Interest-bearing deposits:
Time	$ 1,617	57	3.52	$ 2,058	66	3.19	$ 5,352	72	1.35
Savings	836	32	3.81	934	21	2.28	855	6	.72
Non-U.S.	53,182	1,802	3.39	46,711	1,045	2.24	39,046	434	1.11
Total interest-bearing deposits	55,635	1,891	3.40	49,703	1,132	2.28	45,253	512	1.13
Securities sold under repurchase agreements	20,883	914	4.38	22,432	613	2.73	22,989	234	1.02
Federal funds purchased	2,777	140	5.04	2,306	75	3.23	2,891	41	1.40
Other short-term borrowings	2,039	91	4.46	1,970	65	3.30	1,736	40	2.28
Long-term debt	2,621	178	6.77	2,461	138	5.63	2,319	101	4.36
Total interest-bearing liabilities	83,955	3,214	3.83	78,872	2,023	2.57	75,188	928	1.23
Noninterest-bearing deposits:
Special time	7,282			6,880			6,697
Demand	663			1,243			1,296
Non-U.S.(3)	329			170			53
Other liabilities	7,471			6,426			5,900
Shareholders’ equity	6,744			6,178			6,008
Total liabilities and shareholders’ equity	$ 106,444			$ 99,769			$ 95,142
Net interest revenue		$ 1,155			$ 949			$ 904
Excess of rate earned over rate paid			.89%			.82%			.95%
Net interest margin(1)			1.25			1.08			1.08

(1)             Net interest margin is fully taxable-equivalent net interest revenue divided by average interest-earning assets.

(2)             Fully taxable-equivalent revenue is a method of presentation in which the tax savings achieved by investing in tax-exempt securities are included in interest revenue with a corresponding charge to income tax expense. This method facilitates the comparison of the performance of tax-exempt and taxable securities. The adjustment is computed using a federal income tax rate of 35%, adjusted for applicable state income taxes, net of the related federal-tax benefit. The fully taxable-equivalent adjustments included in interest revenue above were $45 million, $42 million and $45 million for the years ended December 31, 2006, 2005 and 2004, respectively.

(3)             Non-U.S. noninterest-bearing deposits were $326 million, $122 million and $71 million at December 31, 2006, 2005 and 2004, respectively.

The table below summarizes changes in fully taxable-equivalent interest revenue and interest expense due to changes in volume of interest-earning assets and interest-bearing liabilities, and changes in interest rates. Changes attributed to both volumes and rates have been allocated based on the proportion of change in each category.

Years ended December 31,	2006 Compared to 2005			2005 Compared to 2004
(Dollars in millions; fully taxable-equivalent)	Change in Volume	Change in Rate	Net (Decrease) Increase	Change in Volume	Change in Rate	Net (Decrease) Increase
Interest Revenue Related to:
Interest-bearing deposits with non-U.S. banks	$ (233)	$ 118	$ (115)	$ (219)	$ 157	$ (62)
Interest-bearing deposits with U.S. banks	(1)	1	—	—	—	—
Securities purchased under resale agreements	(1)	247	246	(16)	228	212
Federal funds sold	(1)	6	5	(1)	5	4
Trading account assets	22	5	27	(3)	10	7
Investment securities:
U.S. Treasury and federal agencies	(128)	273	145	60	270	330
State and political subdivisions	20	17	37	(4)	5	1
Other investments	488	469	957	296	300	596
Commercial and financial loans	46	53	99	5	42	47
Lease financing	1	(5)	(4)	1	4	5
Total interest-earning assets	213	1,184	1,397	119	1,021	1,140
Interest Expense Related to:
Deposits:
Time	(14)	5	(9)	(44)	38	(6)
Savings	(2)	13	11	1	14	15
Non-U.S.	145	612	757	85	526	611
Securities sold under repurchase agreements	(42)	343	301	(5)	384	379
Federal funds purchased	15	50	65	(8)	42	34
Other short-term borrowings	2	24	26	5	20	25
Long-term debt	10	30	40	6	31	37
Total interest-bearing liabilities	114	1,077	1,191	40	1,055	1,095
Net interest revenue	$ 99	$ 107	$ 206	$ 79	$ (34)	$ 45

Quarterly Summarized Financial Information

(Dollars and shares in millions,	2006 Quarters				2005 Quarters
except per share amounts)	Fourth	Third	Second	First	Fourth	Third	Second	First
Consolidated Statement of Income:
Total fee revenue	$1,305	$1,246	$1,375	$1,260	$1,176	$1,135	$1,143	$1,097
Interest revenue	1,226	1,103	1,034	961	861	773	693	603
Interest expense	910	837	772	695	619	537	476	391
Net interest revenue	316	266	262	266	242	236	217	212
Provision for loan losses	—	—	—	—	—	—	—	—
Net interest revenue after provision for loan losses	316	266	262	266	242	236	217	212
Gains (Losses) on sales of available-for-sale securities, net	1	3	14	(3)	(2)	1	1	(1)
Gain on sale of divested business	—	—	—	—	—	16	—	—
Total revenue	1,622	1,515	1,651	1,523	1,416	1,388	1,361	1,308
Total operating expenses	1,178	1,090	1,176	1,096	1,039	1,008	1,028	966
Income from continuing operations before income taxes	444	425	475	427	377	380	333	342
Income tax expense from continuing operations	135	147	248	145	128	130	113	116
Income from continuing operations	309	278	227	282	249	250	220	226
Net income (loss) from discontinued operations	—	—	—	10	—	(107)	—	—
Net income	$309	$278	$227	$292	$249	$143	$220	$226
Earnings Per Share From Continuing Operations:
Basic	$.93	$.84	$.69	$.85	$.75	$.76	$.67	$.68
Diluted	.91	.83	.68	.84	.74	.75	.66	.67
Income (Loss) Per Share From Discontinued Operations:
Basic	$—	$—	$—	$.03	$—	$(.33)	$—	$—
Diluted	—	—	—	.03	—	(.32)	—	—
Earnings Per Share:
Basic	$.93	$.84	$.69	$.88	$.75	$.43	$.67	$.68
Diluted	.91	.83	.68	.87	.74	.43	.66	.67
Average Shares Outstanding:
Basic	331	330	331	333	331	329	330	332
Diluted	337	336	336	337	337	334	334	335
Dividends per share	$.21	$.20	$.20	$.19	$.19	$.18	$.18	$.17
Stock price:
High	$68.36	$63.67	$65.91	$62.95	$59.80	$51.50	$51.93	$49.25
Low	61.50	54.49	56.86	55.44	48.47	47.20	40.62	42.60
Close	67.44	62.40	58.09	60.43	55.44	48.92	48.25	43.72

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES: CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

State Street has established and maintains disclosure controls and other procedures that are designed to ensure that material information relating to State Street and its subsidiaries on a consolidated basis required to be disclosed in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to State Street management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. For the fiscal quarter ended December 31, 2006, State Street carried out an evaluation, under the supervision and with the participation of State Street management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of State Street’s disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that State Street’s disclosure controls and procedures were effective as of December 31, 2006.

State Street has also established and maintains internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In the ordinary course of business, State Street routinely enhances its internal controls and procedures for financial reporting by either upgrading its current systems or implementing new systems. Changes have been made and will be made to State Street’s internal controls and procedures for financial reporting as a result of these efforts. During the fiscal quarter ended December 31, 2006, there was no change in State Street’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, State Street’s internal control over financial reporting.

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

Management has made a comprehensive review, evaluation, and assessment of State Street’s internal control over financial reporting as of December 31, 2006. The standard measures adopted by management in making its evaluation are the measures in the Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework).

Based upon its review and evaluation, management has concluded that State Street’s internal control over financial reporting is effective at December 31, 2006, and that there were no material weaknesses in State Street’s internal control over financial reporting as of that date.

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

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

THE SHAREHOLDERS AND BOARD OF DIRECTORS
STATE STREET CORPORATION

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that State Street Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). State Street Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that State Street Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, State Street Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of condition of State Street Corporation as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of State Street Corporation and our report dated February 15, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Boston, Massachusetts
February 15, 2007

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning our directors will appear in our Proxy Statement for the 2007 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2007, under the caption “Election of Directors.” Such information is incorporated herein by reference.

Information concerning our executive officers appears under the caption “Executive Officers of the Registrant” in Item 4A of this Form 10-K.

Information concerning our Examining and Audit Committee will appear in our Proxy Statement for the 2007 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2007, under the caption “Corporate Governance at State Street—Committees of the Board of Directors.” Such information is incorporated herein by reference.

Information concerning compliance with Section 16(a) of the Securities Exchange Act will appear in our Proxy Statement for the 2007 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2007, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.” Such information is incorporated herein by reference.

Our Board has adopted a Code of Ethics for Senior Financial Officers that applies to our Chief Executive Officer, Chief Financial Officer and Corporate Controller. The code of ethics has been posted on our Internet website at www.statestreet.com. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the code of ethics, and that relates to a substantive amendment or material departure from a provision of the code of ethics, by posting such information on our Internet website at www.statestreet.com. We also intend to satisfy the disclosure requirements of the NYSE listing standards regarding waivers of the Standard of Conduct for Directors, and waivers for executive officers of the Standard of Conduct at State Street, by posting such information on our Internet website at www.statestreet.com.

On February 15, 2007, State Street and State Street Bank entered into agreements with each of the directors and executive officers that provided for indemnification consistent with Chapter 156D of the Massachusetts General Laws.

ITEM 11.         EXECUTIVE COMPENSATION

Information in response to this item will appear in our Proxy Statement for the 2007 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2007, under the caption “Executive Compensation.”  Such information is incorporated herein by reference.

On February 14, 2007, the Executive Compensation Committee of the Board approved a supplemental award to William W. Hunt, Vice Chairman of State Street and President and Chief Executive Officer of State Street Global Advisors, in the amount of $1,542,000. This award is intended to reward Mr. Hunt for his individual accomplishments and to align his compensation more closely with the compensation levels and mix of pay provided to comparable executives in peer companies used as comparators for compensation purposes.  The supplemental award will not qualify for the performance-based compensation exception to the federal income tax deduction limit of Section 162(m) of the Internal Revenue Code and, accordingly, may not be deductible for income tax purposes in whole or in part.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management will appear in our Proxy Statement for the 2007 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2007, under the caption “Beneficial Ownership of Shares.” Such information is incorporated herein by reference.

RELATED STOCKHOLDER MATTERS

The following table discloses the number of outstanding options, warrants and rights granted by State Street to participants in equity compensation plans, as well as the number of securities remaining available for future issuance under these plans, as of December 31, 2006.  The table provides this information separately for equity compensation plans that have and have not been approved by shareholders.

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
(Shares in thousands)
Plan Category:
Equity compensation plans approved by shareholders	26,972	$48.33	21,200
Equity compensation plans not approved by shareholders	143	44.98	—
Total	27,115	48.33	21,200

One compensation plan under which equity securities of State Street are authorized for issuance has been adopted without the approval of shareholders.

In 2001, the Board adopted the State Street Corporation Savings-Related Stock Plan, or “SAYE Plan,” for employees in the United Kingdom. Under the SAYE Plan, employee-participants could commit to save a specified amount from after-tax pay for a fixed period (either three or five years). Savings are deducted automatically. At the end of the period chosen, a tax-free bonus is added by State Street to the savings amount (the level of the bonus depends on the length of the fixed period of savings), and participants have the option to receive the savings and bonus amount in cash, or to use the amount to purchase common stock from State Street at an exercise price equal to the market price of the stock as of the date of joining the SAYE Plan less a discount fixed by State Street at the date of joining. For participants joining the SAYE Plan in 2001, the discount was 15%. There was no discount for participants joining in 2002. Options granted under the SAYE Plan are non-transferable. If a participant withdraws from participation before the end of the fixed period, the options to purchase stock are forfeited. If a participant terminates during the period due to retirement, disability, redundancy or sale of the employer from State Street’s group, the options may be exercised within six months of the occurrence, or one year if by reason of death. Under the SAYE Plan, an aggregate of 170,000 shares of common stock was authorized for issuance. The SAYE Plan has been discontinued and no new participations under the SAYE Plan are permitted. At December 31, 2006, a total of 24,000 shares of common stock are eligible to be purchased under outstanding options.

In addition, individual directors who are not our employees have received annual awards of deferred stock for a number of shares based on the amount of their annual retainer, payable after the director leaves the Board or attains a specific age. The number of deferred shares includes, in the case of certain directors, additional deferred share amounts in respect of an accrual under a terminated retirement plan, and for all directors is increased to reflect dividends paid on the common stock. Also, directors who are not our employees may receive their annual retainer payable at their option either in shares of our common stock or cash, and may further elect to defer either 50% or 100% until after termination of their services as a director. The number of deferred shares is increased to reflect dividends paid on the common stock. A total of 211,000 shares of common stock were outstanding at December 31, 2006; awards made through June 30, 2003 have not been approved by shareholders. Awards of deferred stock made or non-deferred retainer shares paid to individual directors after June 30, 2003 have been or will be made under our 1997 or 2006 Equity Incentive Plan, approved by shareholders.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions will appear in our Proxy Statement for the 2007 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2007, under the caption “Related Person Transactions.” Such information is incorporated herein by reference.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services will appear in our Proxy Statement for the 2007 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2007, under the caption “Relationship with Independent Registered Public Accounting Firm.” Such information is incorporated herein by reference.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)(1)   FINANCIAL STATEMENTS

The following consolidated financial statements of State Street are included in Item 8 hereof:

Report of Independent Registered Public Accounting Firm
Consolidated Statement of Income—Years ended December 31, 2006, 2005 and 2004
Consolidated Statement of Condition—As of December 31, 2006 and 2005
Consolidated Statement of Changes in Shareholders’ Equity—Years ended December 31, 2006, 2005 and 2004
Consolidated Statement of Cash Flows—Years ended December 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements

(A)(2)   FINANCIAL STATEMENT SCHEDULES

Certain schedules to the consolidated financial statements have been omitted if they were not required by Article 9 of Regulation S-X or if, under the related instructions, they were inapplicable, or the information was contained elsewhere herein.

(A)(3)   EXHIBITS

A list of the exhibits filed or incorporated herein by reference is as follows:

3.1	Restated Articles of Organization, as amended (filed as Exhibit 3.1 to State Street’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference)
3.1A

Articles of Amendment to State Street’s Articles of Organization relating to the elimination of the Series A Junior Participating Preferred Stock of State Street (filed as Exhibit 3.1 to State Street’s Current Report on Form 8-K dated October 19, 2006 and incorporated herein by reference)

3.2	Amended and Restated By-Laws dated October 19, 2006 (filed as Exhibit 3.2 to the State Street’s Current Report on Form 8-K dated October 19, 2006 and incorporated herein by reference)
4.1

The description of State Street’s Common Stock is included in State Street’s Registration Statement on Forms 8-A, as filed on January 18, 1995 and March 7, 1995, as supplemented by the description of State Street’s Preferred Stock Purchase Rights attached to the Common Stock included in State Street’s Registration Statement on Forms 8-A (filed on January 18, 1995 and March 7, 1995 and as updated by Form 8-A/A filed on July 7, 1998, and incorporated herein by reference)

4.2

Amended and Restated Rights Agreement dated as of June 18, 1998 between State Street and BankBoston, N.A., as Rights Agent (filed as Exhibit 99.1 to State Street’s Current Report on Form 8-K dated June 18, 1998 and incorporated herein by reference)

4.2A

Amendment dated as of October 19, 2006 to the Amended and Restated Rights Agreement, as amended and restated as of June 18, 1998 and as amended as of April 5, 2004 (the “Rights Agreement”), between State Street and Computershare Trust Company, N.A. (as successor to BankBoston, N.A.), as Rights Agent (filed as Exhibit 4.1 to State Street’s Current Report on Form 8-K dated October 19, 2006 and incorporated herein by reference)

4.3	Certificate of Designation, Preference and Rights (filed as Exhibit 3.1 to State Street’s Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference)

(Note: None of the instruments defining the rights of holders of State Street’s outstanding long-term debt are in respect of indebtedness in excess of 10% of the total assets of State Street and its subsidiaries on a consolidated basis. State Street hereby agrees to furnish to the Securities and Exchange Commission upon request a copy of any other instrument with respect to long-term debt of State Street and its subsidiaries.)

10.1†

State Street’s Supplemental Executive Retirement Plan, together with individual benefit agreements (filed as Exhibit 10.1 to State Street’s Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference)

10.1A†

Amendment No. 1 dated as of October 19, 1995, to State Street’s Supplemental Executive Retirement Plan (filed as Exhibit 10.6A to State Street’s Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference)

10.2†

State Street’s Amended and Restated Supplemental Defined Benefit Pension Plan for Senior Executive Officers (filed as Exhibit 10.1 to State Street’s Quarterly Report on Form 10-Q for the quarter ended March 3, 2004 and incorporated herein by reference)

10.2A†

Schedule B to Amended and Restated Supplemental Defined Benefit Pension Plan for Senior Executive Officers as applicable to J. Hooley (filed as Exhibit 10.3A to State Street’s Annual Report on Form 10-K for the year ended December 31, 2005 and herein by reference)

10.3†	State Street Global Advisors Incentive Plan for 1996 (filed as Exhibit 10.19 to State Street’s Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference)
10.4†

Forms of Employment Agreement with Officers (Levels 1, 2, and 3) approved by the Board of Directors on September 1995 (filed as Exhibit 10.20 to State Street’s Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference)

10.5†

State Street Global Advisors Equity Compensation Plan (filed as Exhibit 10 to State Street’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference)

10.6†

State Street’s Executive Compensation Trust Agreement dated December 6, 1996 (Rabbi Trust) (filed as Exhibit 10.18 to State Street’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)

10.7†	State Street’s 1997 Equity Incentive Plan (filed as Exhibit 10.22 to State Street’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference)
10.7A†

Amendment No. 2 to State Street’s 1997 Equity Incentive Plan (filed as Exhibit 10.17 to State Street’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

10.7B†

Amendment No. 3 dated as of April 24, 2000 to State Street’s 1997 Equity Incentive Plan, as amended (filed as Exhibit 10.1 to State Street’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference)

10.7C†

Amendment No. 4 dated as of June 28, 2000 to State Street’s 1997 Equity Incentive Plan, as amended (filed as Exhibit 10.2 to State Street’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference)

10.7D†

Amendment No. 5 dated as of December 20, 2001 to State Street’s 1997 Equity Incentive Plan, as amended (filed as Exhibit 12D to State Street’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference)

10.7E†

Form of Performance Award agreement under the 1997 Equity Incentive Plan, payable in cash (filed as Exhibit 10.1 to State Street’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference)

10.7F†

Form of Performance Award agreement under the 1997 Equity Incentive Plan, payable in shares (filed as Exhibit 10.2 to State Street’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference)

10.7G†

Form of Performance Award deferral election agreement under the 1997 Equity Incentive Plan (filed as Exhibit 10.2 to State Street’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference)

10.7H†

Form of Non-Qualified Stock Option Award agreement under the 1997 Equity Incentive Plan (filed as Exhibit 10.3 to State Street’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference)

10.7I†

Form of Incentive Stock Option Award agreement under the 1997 Equity Incentive Plan (filed as Exhibit 10.4 to State Street’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference)

10.7J†

Form of Restrictive Stock Award agreement under the 1997 Equity Incentive Plan (filed as Exhibit 10.5 to State Street’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference)

10.7K†

Form of Deferred Stock Award Agreement under the 1997 Equity Incentive Plan (filed as Exhibit 10.6 to State Street’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference)

10.7L†

Form of Performance-Based Equity Award to SSgA employees under the 1997 Equity Incentive Plan (filed as Exhibit 10.7 to State Street’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference)

10.7M†

Form of Deferred Stock Award to Non-Employee Directors under the 1997 Equity Incentive Plan (filed as Exhibit 10.12L to State Street’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)

10.7N†

Form of Stock Appreciation Right Award Agreement under the 1997 Equity Incentive Plan (filed as Exhibit 10.1 to State Street’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference)

10.8†	State Street’s 2006 Equity Incentive Plan (filed as Appendix B to State Street’s definitive Proxy Statement filed with the Commission on March 13, 2006 and incorporated herein by reference)
10.8A†	Form of Stock Appreciation Rights Award agreement under the 2006 Equity Incentive Plan
10.8B†	Form of Performance Award agreement under the 2006 Equity Incentive Plan
10.8C†	Form of Restricted Stock Award agreement under the 2006 Equity Incentive Plan
10.8D†	Form of Deferred Stock Award agreement under the 2006 Equity Incentive Plan
10.9

State Street’s 2006 Senior Executive Annual Incentive Plan (filed as Appendix C to State Street’s definitive Proxy Statement filed with the Commission on March 13, 2006 and incorporated herein by reference)

10.10†

State Street’s 401(k) Restoration and Voluntary Deferral Plan (filed as Exhibit 10 to State Street’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference)

10.11†

State Street’s Savings-Related Stock Plan for United Kingdom employees (filed as Exhibit 99.1 to State Street’s Registration Statement on Form S-8 filed on September 23, 2002, Commission File No. 333-100001, and incorporated herein by reference)

10.12†

Amended and Restated Deferred Compensation Plan for Directors of State Street Corporation (filed as Exhibit 10.1 to State Street’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference)

10.13†

Amended and Restated Deferred Compensation Plan for Directors of State Street Bank and Trust Company (filed as Exhibit 10.3 to State Street’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference)

10.14†	Description of compensation arrangements for non-employee directors
10.15†

Memorandum of agreement of employment of Edward J. Resch, accepted October 16, 2002 (filed as Exhibit 10.23 to State Street’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

11.1	Computation of Earnings per Share (information appears in Note 21 of the “Notes to Consolidated Financial Statements” included under Part II, Item 8).
12.1	Statement of ratios of earnings to fixed charges
21.1	Subsidiaries of State Street Corporation
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certifications

†                    Denotes management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, on February 15, 2007, thereunto duly authorized.

STATE STREET CORPORATION
By	/s/ EDWARD J. RESCH
EDWARD J. RESCH,
Executive Vice President,
Chief Financial Officer and Treasurer
By	/s/ JAMES J. MALERBA
JAMES J. MALERBA,
Senior Vice President and
Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 15, 2007 by the following persons on behalf of the registrant and in the capacities indicated.

OFFICERS:
/s/ RONALD E. LOGUE	/s/ EDWARD J. RESCH
RONALD E. LOGUE, Chairman and Chief Executive Officer; Director	EDWARD J. RESCH, Executive Vice President, Chief Financial Officer and Treasurer
/s/ JAMES J. MALERBA
JAMES J. MALERBA, Senior Vice President and Corporate Controller
DIRECTORS:
/s/ TENLEY E. ALBRIGHT	/s/ KENNETT F. BURNES
TENLEY E. ALBRIGHT, M.D.	KENNETT F. BURNES
/s/ PETER COYM	/s/ NADER F. DAREHSHORI
PETER COYM	NADER F. DAREHSHORI
/s/ AMELIA C. FAWCETT	/s/ ARTHUR L. GOLDSTEIN
AMELIA C. FAWCETT	ARTHUR L. GOLDSTEIN

/s/ DAVID P. GRUBER	/s/ LINDA A. HILL
David P. Gruber	LINDA A. HILL
/s/ CHARLES R. LAMANTIA	/s/ RONALD E. LOGUE
CHARLES R. LAMANTIA	RONALD E. LOGUE
/s/ MAUREEN J. MISKOVIC	/s/ RICHARD P. SERGEL
MAUREEN J. MISKOVIC	RICHARD P. SERGEL
/s/ RONALD L. SKATES	/s/ GREGORY L. SUMME
RONALD L. SKATES	GREGORY L. SUMME
/s/ DIANA CHAPMAN WALSH	/s/ ROBERT E. WEISSMAN
DIANA CHAPMAN WALSH	ROBERT E. WEISSMAN

EXHIBIT INDEX

(filed herewith)

10.8	A	Form of Stock Appreciation Rights Award agreement under the 2006 Equity Incentive Plan
10.8	B	Form of Performance Award agreement under the 2006 Equity Incentive Plan
10.8	C	Form of Restricted Stock Award agreement under the 2006 Equity Incentive Plan
10.8	D	Form of Deferred Stock Award agreement under the 2006 Equity Incentive Plan
10.1	4	Description of compensation arrangements for non-employee directors
12.1		Statement of ratios of earnings to fixed charges
21.1		Subsidiaries of State Street Corporation
23.1		Consent of Independent Registered Public Accounting Firm
31.1		Rule 13a-14(a)/15d-14(a) Certification
31.2		Rule 13a-14(a)/15d-14(a) Certification
32		Section 1350 Certifications