Form 10-Q
period 2007-03-31
STATE STREET CORP
filed 2007-05-04
CIK 93751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

The number of shares of State Street’s common stock outstanding on April 30, 2007 was 336,375,333.

STATE STREET CORPORATION

Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2007

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

GENERAL

State Street Corporation is a financial holding company headquartered in Boston, Massachusetts. Through its subsidiaries, including its principal bank subsidiary, State Street Bank & Trust Company, State Street provides a full range of products and services to meet the needs of institutional investors worldwide. Unless otherwise indicated or unless the context requires otherwise, all references in this Management’s Discussion and Analysis to “State Street,” “we,” “us,” “our” or similar terms mean State Street Corporation and its subsidiaries on a consolidated basis. At March 31, 2007, we had consolidated total assets of $110.00 billion, total deposits of $66.60 billion, total shareholders’ equity of $7.47 billion and employed 21,950.

Our customers include mutual funds and other collective investment funds, corporate and public retirement plans, insurance companies, foundations, endowments and other investment pools, and investment managers. Our two lines of business, Investment Servicing and Investment Management, provide products and services including custody, recordkeeping, daily pricing and administration, shareholder services, foreign exchange, brokerage and other trading services, securities finance, deposit and short-term investment facilities, loan and lease financing, investment manager and hedge fund manager operations outsourcing, performance, risk and compliance analytics, investment research and investment management, including passive and active U.S. and non-U.S. equity and fixed income strategies. We had $12.33 trillion of assets under custody and $1.85 trillion of assets under management at March 31, 2007. Financial information about our business lines is provided later in the “Line of Business Information” section.

This Management’s Discussion and Analysis is part of our Quarterly Report on Form 10-Q to the SEC, and updates our Annual Report on Form 10-K for the year ended December 31, 2006, which we refer to as the 2006 Form 10-K and which we previously filed with the SEC. You should read the financial information in this Form 10-Q in conjunction with the financial information contained in the 2006 Form 10-K. Certain amounts previously reported have been reclassified to conform to current period classifications.

In February 2007, we announced a definitive agreement to acquire Investors Financial Services Corp., a bank holding company based in Boston with $12 billion in total assets at December 31, 2006. Under the terms of the agreement, we will exchange .906 shares of our common stock for each share of Investors Financial common stock. The transaction is subject to the approvals of regulatory agencies and Investors Financial shareholders, and we expect to close the acquisition in the the middle of 2007.

In April 2007, State Street Corporation, which we refer to as the parent company, issued $700 million of senior debt, composed of $250 million of floating-rate notes and $450 million of fixed-rate notes. In addition, State Street Capital Trust IV, a Delaware statutory trust wholly owned by the parent company, issued $800 million of floating-rate capital securities and used the proceeds to purchase floating-rate junior subordinated debentures from the parent company. Additional information about these issuances is included in the “Capital” section of this Discussion and Analysis and in note 6 to the consolidated financial statements in this Form 10-Q.

We prepare our consolidated financial statements in accordance with United States generally accepted accounting principles, which we refer to as GAAP, and which require management to make judgments in the application of its accounting policies that involve significant estimates and assumptions about the effect of matters that are inherently uncertain. Accounting policies considered relatively more significant in this respect are accounting for lease financing, goodwill, income taxes and pension costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Additional information about these accounting policies is included in the “Significant Accounting Estimates” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2006 Form 10-K. Other than our application of the provisions of FASB Staff Position No. FAS 13-2 and Interpretation No. 48, which are discussed in note 1 to the consolidated financial statements in this Form 10-Q, there were no significant changes to these accounting policies during the first quarter of 2007.

This Form 10-Q, particularly this Discussion and Analysis, contains statements that are considered “forward-looking statements” within the meaning of United States securities laws. In addition, management may make other written or oral communications from time to time that contain forward-looking statements. Forward-looking statements, including statements about industry trends, management’s future expectations and other matters that do not relate strictly to historical facts, are based on assumptions by management, and are often identified by such forward-looking terminology as “expect,” “look,” “believe,” “anticipate,” “estimate,” “seek,” “may,” “will,” “trend,” “target” and “goal,” or similar statements or variations of such terms.

These statements are subject to various risks and uncertainties, which change over time, are based on management’s expectations and assumptions at the time the statements are made, and are not guarantees of future results. Management’s expectations and assumptions, and the continued validity of the forward-looking statements, are subject to change due to a broad range of factors affecting the national and global economies, the equity, debt, currency and other financial markets, as well as factors specific to the parent company and to our principal bank subsidiary, State Street Bank and Trust Company.

Factors that could cause changes in the expectations or assumptions on which forward-looking statements are based include, but are not limited to:

•       The level and volatility of interest rates, particularly in the U.S. and Europe; the performance and volatility of securities, currency and other markets in the U.S. and internationally; and economic conditions and monetary and other governmental actions designed to address those conditions;

•       Our ability to attract non-interest bearing deposits and other low-cost funds;

•       The competitive environment in which we operate, including our ability to cross-sell services to our customers and to maintain service levels, technology and product offerings that are sufficient to attract new customers and retain current customers;

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

•       Our ability to complete, integrate and convert acquisitions into our business, including the receipt of required regulatory and shareholder approvals in connection with our planned acquisition of Investors Financial;

•       Trends in governmental and corporate pension plans and savings rates;

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

•       Changes in accounting standards and practices, including changes in the interpretation of existing standards, that impact our consolidated financial statements; and

•       Changes in tax legislation and in the interpretation of existing tax laws by U.S. and non-U.S. tax authorities that impact the amount of taxes due.

Therefore, actual outcomes and results may differ materially from what is expressed in our forward-looking statements, and those statements should not be relied upon as representing our expectations or beliefs as of any date subsequent to the date this Form 10-Q is filed with the SEC. Additional information about important factors that could cause our actual financial results to differ materially from those indicated by any forward-looking statements is provided in our 2006 Form 10-K, particularly Item 1A, “Risk Factors.” You should read and consider the risk factors discussed in our 2006 Form 10-K in conjunction with the information in this Form 10-Q. We undertake no obligation to revise the forward-looking statements contained in this Form 10-Q to reflect events after its filing date.

OVERVIEW OF FINANCIAL RESULTS

	Quarters Ended March 31,
(Dollars in millions, except per share amounts)	2007	2006	% Change
Total fee revenue	$1,370	$1,260	9%
Net interest revenue	325	266	22
Gains (Losses) on sales of available-for-sale investment securities, net	1	(3)	—
Total revenue	1,696	1,523	11
Total operating expenses	1,213	1,096	11
Income from continuing operations before income tax expense	483	427	13
Income tax expense from continuing operations	169	145	17
Income from continuing operations	314	282	11
Income from discontinued operations	—	10	—
Net income	$314	$292	8
Earnings Per Share From Continuing Operations:
Basic	$.94	$.85	11
Diluted	.93	.84	11
Earnings Per Share:
Basic	.94	.88
Diluted	.93	.87
Cash dividends declared	.21	.19
Return on shareholders’ equity from continuing operations	17.4%	17.6%
Return on shareholders’ equity	17.4	18.3

Summary

Our financial results for the first quarter of 2007 reflected growth in revenue and our ability to balance expense growth with revenue growth. Other highlights for the first quarter of 2007 relative to the first quarter of 2006 are as follows:

•       Servicing fees grew 9%, management fees grew 19% and securities finance revenue grew 21%, contributing to aggregate growth of 9% in total fee revenue compared to the prior year’s first quarter.

•       Net interest revenue grew 22% and and net interest margin grew 22 basis points compared to last year’s first quarter.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

•       We achieved positive operating leverage, which we define as the difference between the growth rate of total operating revenue and the growth rate of total operating expenses, compared to the prior-year quarter.

•       State Street Global Advisors, which we refer to as SSgA, generated $76 billion of net new business in assets under management during the first quarter. Approximately 70% of new business was in active management products, including enhanced indexing, hedge fund strategies and active quantitative management.

•       We ended the first quarter of 2007 with State Street record levels of assets under custody and assets under management.

Our financial results for the first quarter of 2007 are discussed in the following “Financial Highlights” section, followed by more detailed information in the “Consolidated Results of Operations” section of this Discussion and Analysis.

Financial Highlights

First quarter 2007 net income of $314 million and diluted earnings per share of $.93 both increased 11% from income from continuing operations of $282 million and $.84 diluted earnings per share from continuing operations for the first quarter of 2006. Earnings per share from net income were $.93, compared to $.87 for last year’s first quarter. Net income of $292 million for the first quarter of 2006 included income from discontinued operations of $10 million (gross income of $16 million reduced by related income tax expense of $6 million), or $.03 per share, which resulted from the finalization of legal, selling and other costs recorded in connection with our divestiture of Bel Air Investment Advisors LLC. Additional information about the Bel Air divestiture is included in note 2 to the consolidated financial statements in this Form 10-Q.

Comparing the first quarter of 2007 to the first quarter of 2006, our total revenue grew more than 11%. With increases in all income statement revenue line items except trading services, total fee revenue was up 9%. The growth in fee revenue was particularly notable in servicing fees, up 9%, management fees, up 19%, and securities finance revenue, up 21%. Both servicing fees and management fees benefited from increases in net new business and favorable equity market performance. The increase in securities finance revenue was driven by higher securities lending volumes, principally the result of new customers and growth from existing customers. For the first quarter of 2007, trading services revenue was down 4% from an unusually strong first quarter of 2006, due to a decrease in currency volatility partly offset by an increase in volumes.

Net interest revenue increased 22% compared to the prior year’s first quarter, with a related increase in net interest margin of 22 basis points. The increase resulted primarily from a higher level of customer deposits, the continued favorable non-U.S. interest rate environment and stable U.S. interest rates. Overall, we continue to benefit from the repositioning of the investment portfolio that we substantially completed during 2006, through portfolio repricing, as well as from continued growth in our non-U.S. business, particularly non-U.S. transaction deposits.

Total operating expenses increased less than 11%, primarily the result of increased performance-based incentive compensation, the impact of merit-based compensation increases, and increased headcount to support new business, particularly internationally. With growth in revenue of 11.4% and growth in operating expenses of 10.7% compared to the first quarter of 2006, we achieved positive operating leverage.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

SSgA continued to generate increased revenue, principally from increased customer demand for its active investment management products, such as enhanced indexing and active quantitative management. SSgA revenue comprised approximately 20% of our consolidated total revenue for the first quarter of 2007, compared to 19% for the first quarter of 2006, and the business achieved a pre-tax operating margin of 35% for the first quarters of 2007 and 2006. SSgA generated net new business of about $76 billion in assets under management in the first quarter of 2007, compared to about $34 billion in last year’s first quarter.

At March 31, 2007, we had aggregate assets under custody of $12.33 trillion, which grew 4% from $11.85 trillion at December 31, 2006 and 15% from $10.74 trillion at March 31, 2006. At the same date, we had aggregate assets under management of $1.85 trillion, which grew 6% from $1.75 trillion at December 31, 2006 and 20% from $1.54 trillion at March 31, 2006.

Our effective tax rate for the first quarter of 2007 was 35%, compared to 34% from continuing operations for the first quarter of 2006, and 38.1% for full-year 2006.

Financial Goals

In our 2006 Form 10-K, we reaffirmed our long-term financial goals for State Street. These financial goals, on an annual basis, are:

•       Growth in operating-basis revenue of between 8% and 12%;

•       Growth in operating-basis earnings per share from continuing operations of between 10% and 15%; and

•       Operating-basis return on shareholders’ equity from continuing operations of between 14% and 17%.

Operating-basis results, as defined by management, include fully taxable-equivalent net interest revenue, reflecting increases related to tax-equivalent adjustments of $12 million and $11 million for the first quarters of 2007 and 2006, respectively, and a corresponding charge to income tax expense.

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

For the first quarter of 2007 compared to the first quarter of 2006, we met our financial goals. We increased our earnings per share from continuing operations by 11%, from $.84 to $.93. Our operating-basis revenue increased 11% from $1.534 billion to $1.708 billion (including taxable-equivalent adjustments of $12 million for 2007 and $11 million for 2006); and we achieved return on shareholders’ equity of 17.4%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Outlook

While these long-term goals remain in place, we revised our financial goals for 2007, relative to 2006, as a result of our planned acquisition of Investors Financial, which we expect to complete in the middle of 2007:

•       Growth in operating-basis revenue of between 16% and 18%;

•       Growth in operating-basis earnings per share from continuing operations of between 8% and 10%; and

•       Operating-basis return on shareholders’ equity from continuing operations of between 12% and 15%.

Operating-basis revenue will reflect fully taxable-equivalent net interest revenue, as described earlier. In addition, operating-basis results for 2007 will exclude merger, integration and restructuring charges related to the acquisition, and for 2006 will exclude the previously disclosed tax-related adjustments. As discussed earlier in this section, the use of fully taxable-equivalent net interest revenue facilitates the comparison of revenues from both taxable and non-taxable sources. In addition, the merger, integration and restructuring charges, as well as the tax-related adjustments, are not part of our normal ongoing business operations, and as a result could prevent a meaningful comparison of earnings per share and return on shareholders’ equity with those of other periods. Some of the factors and assumptions that we considered in determining this outlook for 2007 were as follows:

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

Information about other risks and uncertainties which could cause actual results to differ materially from those expected is included in Item 1A of our 2006 Form 10-K.

CONSOLIDATED RESULTS OF OPERATIONS

This section discusses our consolidated results of operations for the first quarter of 2007 compared to the first quarter of 2006, and should be read in conjunction with the accompanying consolidated financial statements and related condensed notes.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

TOTAL REVENUE

	Quarters Ended March 31,
(Dollars in millions)	2007	2006	% Change
Fee Revenue:
Servicing fees	$718	$657	9%
Management fees	261	220	19
Trading services	220	230	(4)
Securities finance	98	81	21
Processing fees and other	73	72	1
Total fee revenue	1,370	1,260	9
Net Interest Revenue:
Interest revenue	1,172	961	22
Interest expense	847	695	22
Net interest revenue	325	266	22
Gains (Losses) on sales of available-for-sale investment securities, net	1	(3)	—
Total revenue	$1,696	$1,523	11

Fee Revenue

Servicing fees and management fees collectively comprised approximately 71% of total fee revenue for the first quarter of 2007 compared to approximately 70% for the prior-year quarter. These fees are a function of several factors, including the mix and volume of assets under custody and assets under management, securities positions held and the volume of portfolio transactions, as well as the types of products and services used by customers. These fees are affected by changes in worldwide equity and fixed income valuations. Generally, servicing fees are affected, in part, by changes in daily average valuations of assets under custody, while management fees are affected by changes in month-end valuations of assets under management. However, additional factors, such as the level of transaction volumes, changes in service level, balance credits, customer minimum balances, pricing concessions and other factors, may have a significant impact on servicing fee revenue.

Generally, management fee revenue is more sensitive to changes in market valuations than servicing fee revenue. Performance fees have become a larger component of our management fee revenue over the past two years, and comprised about 9% of our management fee revenue for full-year 2006, compared to about 5% for 2005. Performance fees, which are generated when the performance of managed funds exceeds benchmarks specified in the management agreements, are less sensitive to market valuation than to manager performance against the respective benchmarks.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

FEE REVENUE

	Quarters Ended March 31,
(Dollars in millions)	2007	2006	% Change
Servicing fees	$718	$657	9%
Management fees	261	220	19
Trading services	220	230	(4)
Securities finance	98	81	21
Processing fees and other	73	72	1
Total fee revenue	$1,370	$1,260	9

Servicing fees

Servicing fees are derived from custody, product- and participant-level accounting, daily pricing and administration; recordkeeping; investment manager and hedge fund manager operations outsourcing; master trust and master custody; and performance, risk and compliance analytics. The increase in servicing fees was driven primarily by net new business as well as higher average equity market valuations. The daily average values for the S&P 500 Index were up 11%, and for the MSCI® EAFE Index were up 19%, compared with the first quarter of 2006.

ASSETS UNDER CUSTODY	March 31,	December 31,
(In billions)	2007	2006
Mutual funds	$3,952	$3,738
Collective funds	1,720	1,665
Pension products	3,775	3,713
Insurance and other products	2,884	2,738
Total	$12,331	$11,854
Financial Instrument Mix:
Equities	$6,347	$5,821
Fixed income	3,730	4,035
Short-term and other investments	2,254	1,998
Total	$12,331	$11,854

Management fees

The increase in management fees primarily reflected net new business and increases in month-end equity market valuations. Net new business resulted partly from engagements in more quantitative active strategies introduced over the past year by SSgA. Performance fees were $15 million, essentially flat with the prior-year quarter. The averages of month-end values for the S&P 500 Index were up 11%, and for the MSCI® EAFE Index were up 18%, compared with the first quarter of 2006.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

ASSETS UNDER MANAGEMENT	March 31,	December 31,
(In billions)	2007	2006
Equities:
Passive.	$714	$691
Active and other.	188	181
Company stock/ESOP	85	85
Total equities	987	957
Fixed income	210	201
Cash and money market	652	591
Total fixed income and cash	862	792
Total	$1,849	$1,749

The following table presents a roll-forward of assets under management for the twelve months ended March 31, 2007.

ASSETS UNDER MANAGEMENT
(In billions)
March 31, 2006	$1,538
Net new business	52
Market appreciation	159
December 31, 2006	1,749
Net new business	76
Market appreciation	24
March 31, 2007	$1,849

Trading services

Trading services revenue, which includes foreign exchange trading revenue and brokerage and other trading fees, was down 4% for the first quarter compared to the same period in 2006. Foreign exchange trading revenue totaled $152 million, down 8% from $165 million in the prior-year quarter, which was unusually strong. The decrease reflected lower currency volatility partly offset by an increase in customer volumes, mostly in foreign exchange trading and sales transactions, although customer volumes in custody foreign exchange also increased. Brokerage and other trading fees totaled $68 million for the first quarter of 2007, up 5% from $65 million in the first quarter of 2006, primarily the result of fees from one month of Currenex operations.

Securities finance

Securities finance revenue for the first quarter of 2007 increased 21% compared to the first quarter of 2006, driven by a 30% increase in the average volume of securities loaned, mainly due to new customers, increases in asset values and growth in existing customers. Consolidated spread was essentially flat with the prior-year quarter.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

NET INTEREST REVENUE

	Quarters Ended March 31,
(Dollars in millions)	2007	2006	% Change
Interest revenue(1)	$1,172	$961	22%
Interest expense(1)	847	695	22
Net interest revenue	325	266	22
Provision for loan losses	—	—	—
Net interest revenue after provision for loan losses	$325	$266	22
Net interest revenue (fully taxable-equivalent basis)(2)	$337	$277	22

(1)                Additional detail about the components of interest revenue and interest expense is in note 11 to the consolidated financial statements in this Form 10-Q.

(2)                Fully taxable-equivalent amounts reflect adjustments computed using a federal income tax rate of 35%, adjusted for applicable state income taxes, net of the related federal tax benefit. Adjustments included in fully taxable-equivalent basis net interest revenue in the preceding table, and in the rates earned on interest-earning assets in the table below, were $12 million and $11 million for the first quarters of 2007 and 2006, respectively.

NET INTEREST MARGIN

	Quarters Ended March 31,
	2007		2006
(Dollars in millions)	Average Balance	Rate(1)	Average Balance	Rate(1)
Interest-earning assets	$94,330	5.09%	$91,136	4.33%
Interest-bearing liabilities	84,823	4.05	82,264	3.43
Excess of rate earned over rate paid		1.04%		.90%
Net interest margin		1.45%		1.23%

(1)                Fully taxable-equivalent basis

The 22% increase in net interest revenue and 22 basis point increase in net interest margin were principally due to an increase in average interest-earning assets, part of which resulted from the consolidation of tax-exempt investments at the end of the third quarter of 2006; higher levels of customer deposits, particularly non-U.S. transaction deposits, which contributed to a favorable funding mix; the ongoing impact of our investment securities portfolio repositioning, substantially completed in 2006, which has resulted in the run-off of fixed-rate securities and re-investment in higher yielding securities; and the continued impact of favorable non-U.S. interest rates and stable U.S. interest rates. These benefits were slightly offset by the ongoing impact of the inverted domestic yield curve.

Several factors could continue to affect our net interest revenue and margin for 2007, including ongoing actions by the Federal Reserve to manage short-term interest rates; the shape of the yield curve; changes in non-U.S. interest rates; tighter interest-rate spreads on the reinvestment of proceeds from maturities of investment securities; and our maintenance of the high credit quality of our investment securities portfolio.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

At March 31, 2007, our investment securities portfolio included a higher percentage of floating-rate, asset-backed securities (36% of our average investment portfolio for the first quarter of 2007) and collateralized mortgage obligations (18% of the average portfolio) than a year earlier (35.5% and 10%, respectively), and a lower percentage of direct obligations from U.S. Treasury and federal agencies (11% compared to 18%). We continue to invest conservatively in AAA and AA rated securities. AAA and AA rated securities comprised approximately 94% of our investment securities portfolio at March 31, 2007, with approximately 88% AAA rated, both of which are consistent with December 31, 2006.

OPERATING EXPENSES

	Quarters Ended March 31,
(Dollars in millions)	2007	2006	% Change
Salaries and employee benefits	$739	$635	16%
Information systems and communications	125	132	(5)
Transaction processing services	129	120	8
Occupancy	94	93	1
Other	126	116	9
Total operating expenses	$1,213	$1,096	11
Number of employees at quarter end	21,950	21,375

Salaries and employee benefits expense increased primarily as a result of higher performance-based incentive compensation, the impact of merit-based compensation adjustments, increased staffing levels to service new business, particularly internationally, and the impact of higher benefit costs.

The decrease in information systems and communications expense was primarily the result of lower worldwide infrastructure spending. Transaction processing expense increased primarily as a result of higher external contract services caused by increased volumes, partially offset by lower brokerage costs resulting from lower brokerage revenue. Other expenses increased primarily as a result of the continued expansion of our investment management business and growth in outsourcing activities.

Income Taxes

We recorded income tax expense from continuing operations of $169 million for the first quarter of 2007, up from $145 million for the first quarter of 2006, primarily as a result of higher pre-tax earnings. The effective tax rate for the first quarter of 2007 was 35% compared to 34% for the first quarter of 2006.

Earlier this year, the U.S. Senate passed legislation that includes provisions that would defer the income tax recognition of tax losses generated by non-U.S. leases in our leveraged lease portfolio. The House of Representatives has not passed such legislation, and the Senate legislation has not been enacted into law. We cannot predict whether the Senate proposal will be enacted, and would need to evaluate the final language of any proposal that becomes law, but it is possible that such legislation could have a material negative impact on our consolidated results of operations in the period of enactment.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Line of Business Information

We report two lines of business: Investment Servicing and Investment Management. Given State Street’s services and management organization, the results of operations for these lines of business are not necessarily comparable with those of other companies, including companies in the financial services industry. Additional information about our lines of business is included in note 22 to the consolidated financial statements in our 2006 Form 10-K.

The following is a summary of line of business results on a continuing operations basis.

	For the Quarters Ended March 31,
	Investment Servicing		Investment Management		Total
(Dollars in millions, except where otherwise noted)	2007	2006	2007	2006	2007	2006
Fee Revenue:
Servicing fees	$718	$657			$718	$657
Management fees	—	—	$261	$220	261	220
Trading services	220	230	—	—	220	230
Securities finance	74	61	24	20	98	81
Processing fees and other	58	55	15	17	73	72
Total fee revenue	1,070	1,003	300	257	1,370	1,260
Net interest revenue after provision for loan losses	288	239	37	27	325	266
Gains (Losses) on sales of available-for-sale investment securities, net	1	(3)	—	—	1	(3)
Total revenue	1,359	1,239	337	284	1,696	1,523
Operating expenses	995	910	218	186	1,213	1,096
Income from continuing operations before income tax expense	$364	$329	$119	$98	$483	$427
Pre-tax margin	27%	27%	35%	35%	28%	28%
Average assets (in billions)	$104.4	$100.9	$3.4	$2.9	$107.8	$103.8

Investment Servicing

Total revenue for the first quarter of 2007 increased 10% compared to the same period in 2006. Total fee revenue in the same comparison increased 7%, with the increases primarily attributable to growth in servicing fees (up 9%), securities finance revenue (up 21%) and net interest revenue (up 21%), partly offset by a 4% decline in trading services revenue. Trading services revenue declined compared to an unusually strong first quarter of 2006. The revenue growth was mainly a result of net new business and favorable equity market performance, with respect to servicing fees, and growth in the average volume of securities loaned as well as increases in asset values, with respect to securities finance revenue. Servicing fees and trading services revenue for Investment Servicing comprise the total consolidated amounts for State Street, and securities finance and processing fees and other revenue for Investment Servicing comprise just over 77% of these types of revenue included in our consolidated results. Refer to the “Consolidated Results of Operations—Fee Revenue” section of this Discussion and Analysis for additional information about the growth in these types of fee revenue.

Net interest revenue for the first quarter of 2007 increased 21% compared to the first quarter of 2006. The increase was principally due to growth in average interest earning assets, a more favorable mix of

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

deposits, particularly with respect to non-U.S. deposits, and the ongoing impact of the previously disclosed investment securities portfolio repositioning.

Operating expenses for the first quarter of 2007 increased 9% compared to the 2006 period. The increase was primarily attributable to increased performance-based incentive compensation, the impact of merit-based compensation increases, and increased headcount to service new business, particularly internationally. In addition, higher volumes for this line of business, particularly in Europe, resulted in higher transaction processing expense.

Investment Management

Total revenue for the first quarter of 2007 increased 19% from the comparable period in 2006, with the increases driven by growth in management fees (up 19%), securities finance revenue (up 20%) and net interest revenue (up 37%). In the quarterly comparison, processing fees and other revenue declined slightly from 2006. Fees from investment management, generated by State Street Global Advisors, increased 19% compared to the 2006 period. These fees comprise the total consolidated amounts for State Street. Refer to the “Consolidated Results of Operations—Fee Revenue” section of this Discussion and Analysis for additional information. Securities finance revenue was up for the first quarter of 2007 compared to the same period in 2006, due to a higher volume of securities loaned.

Operating expenses for the first quarter of 2007 increased 17% from the comparable period in 2006, primarily attributable to the impact of increased performance-based incentive compensation and merit-based compensation increases.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION

	For the Quarters Ended March 31,
	2007	2006
(In millions)	Average Balance	Average Balance
Assets:
Interest-bearing deposits with non-U.S. banks	$4,931	$11,897
Securities purchased under resale agreements	14,102	11,100
Federal funds sold	371	416
Trading account assets	864	938
Investment securities available for sale	65,633	60,029
Loans	8,429	6,756
Total interest-earning assets	94,330	91,136
Cash and due from banks	2,586	2,844
Other assets	10,849	9,852
Total assets	$107,765	$103,832
Liabilities and Shareholders’ Equity:
Interest-bearing deposits:
U.S.	1,530	2,579
Non-U.S.	55,434	50,399
Total interest-bearing deposits	56,964	52,978
Securities sold under repurchase agreements	18,316	21,988
Federal funds purchased	3,443	2,631
Other short-term borrowings	3,487	2,025
Long-term debt	2,613	2,643
Total interest-bearing liabilities	84,823	82,265
Noninterest-bearing deposits	8,397	8,271
Other liabilities	7,253	6,812
Shareholders’ equity	7,292	6,484
Total liabilities and shareholders’ equity	$107,765	$103,832

Overview of Consolidated Statement of Condition

The structure of our consolidated statement of condition, or balance sheet, is primarily driven by the liabilities generated by our core Investment Servicing and Investment Management businesses, while the volume, mix and currency denomination of the balance sheet is determined by both our customers’ needs and our operating objectives. As our customers execute their worldwide cash management and investment activities, they use short-term investments and deposits that constitute the majority of our liabilities, generally non-interest-bearing demand deposits; interest-bearing transaction account deposits denominated in a variety of currencies; and repurchase agreements, which generally serve as short-term investment alternatives for our customers.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Deposits and other liabilities generated by customer activities are invested in assets that generally match the liquidity and interest-rate characteristics of the liabilities. As a result, our assets consist primarily of high-quality, marketable securities classified as either available for sale or held to maturity, and short-term money-market instruments, such as inter-bank placements, federal funds sold and securities purchased under resale agreements. The actual mix of assets is determined by the characteristics of the customer liabilities and our desire to maintain a well-diversified portfolio of high-quality assets. We manage our consolidated balance sheet structure using a disciplined process conducted within specific Board-approved policies for interest rate risk, credit risk and liquidity.

For the first quarter of 2007, the growth in average interest-bearing liabilities of $2.6 billion was composed of a $5.0 billion increase in non-U.S. deposits offset by declines in domestic deposits ($1.0 billion) and short-term borrowings ($1.4 billion). These changes are representative of the higher levels of customer activity outside the U.S. Average interest-earning assets in 2007 increased $3.2 billion from 2006, consistent with the increased level of customer liabilities.

For the first quarter of 2007, the average investment portfolio increased $5.6 billion compared to the first quarter of 2006. During 2006, we substantially completed the investment portfolio repositioning begun in late 2004. The composition of the investment portfolio continued to favor mortgage- and asset-backed securities because of their high credit quality, higher yields and highly liquid nature. The credit quality of the investment portfolio remained very strong at March 31, 2007, with 88% of the securities rated AAA and 6% rated AA, both consistent with December 31, 2006.

Capital

Regulatory and economic capital management both use key metrics evaluated by management to maintain an actual level of capital commensurate with our risk profile, in compliance with all regulatory requirements, and sufficient to provide us with the financial flexibility to undertake future strategic business initiatives.

Regulatory Capital

Our objective with respect to regulatory capital management is to maintain a strong capital base in order to provide financial flexibility for our business needs, including funding corporate growth and supporting customers’ cash management needs, and to provide protection against loss to depositors and creditors. We strive to maintain an optimal level of capital, commensurate with our risk profile, on which an attractive return to shareholders will be realized over both the short and long term, while protecting our obligations to depositors and creditors and satisfying regulatory requirements. You can obtain additional information about our capital management process in the Financial Condition section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2006 Form 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

At March 31, 2007, State Street and State Street Bank met all capital adequacy requirements to which they were subject. Regulatory capital amounts and ratios were as follows at March 31, 2007, and December 31, 2006:

	Regulatory Guidelines(1)
		Well	State Street		State Street Bank
(Dollars in millions)	Minimum	Capitalized	2007	2006	2007	2006
Tier 1 risk-based capital ratio	4%	6%	11.5%	13.7%	9.8%	12.0%
Total risk-based capital ratio	8	10	13.5	15.9	11.7	14.1
Tier 1 leverage ratio	4	5	5.7	5.8	5.3	5.6
Tier 1 risk-based capital			$6,029	$6,473	$4,971	$5,473
Total risk-based capital			7,051	7,507	5,935	6,440
Adjusted risk-weighted assets and market-risk equivalents:
Balance sheet risk-weighted assets			$34,086	$31,447	$32,315	$30,000
Off-balance sheet equivalent risk-weighted assets			17,884	15,371	17,885	15,375
Market-risk equivalents			411	395	397	394
Total			$52,381	$47,213	$50,597	$45,769
Quarterly average adjusted assets			$105,833	$110,794	$94,453	$97,132

(1)                 State Street Bank must meet the regulatory designation of “well capitalized” in order to maintain State Street’s status as a financial holding company, including a minimum tier 1 risk-based capital ratio of 6%, a minimum total risk-based capital ratio of 10% and a tier 1 leverage ratio of 5%. In addition, State Street must meet Federal Reserve guidelines for “well capitalized” for a bank holding company to be eligible for a streamlined review process for acquisition proposals. These guidelines require a minimum tier 1 risk-based capital ratio of 6% and a minimum total risk-based capital ratio of 10%.

At March 31, 2007, State Street’s and State Street Bank’s tier 1 and total risk-based capital ratios decreased compared to year-end 2006. The combined impact of the goodwill and other intangibles recorded in connection with our acquisition of Currenex, and the adjustment to beginning retained earnings recorded in connection with FASB Staff Position No. FAS 13-2, more than offset current quarter earnings. In addition, an increase in total risk-weighted assets contributed to the decrease. The growth in total risk-weighted assets was caused by an increase in balance sheet risk-weighted assets, primarily investment securities available for sale and loans, and an increase in off-balance sheet equivalent risk-weighted assets, primarily related to an increase in our securities finance activities. Both ratios for State Street and State Street Bank exceeded the regulatory minimum and well-capitalized thresholds.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

In 2004, the Basel Committee on Banking Supervision released the final version of its capital adequacy framework, known as Basel II. In 2006, the four U.S. banking regulatory agencies jointly issued their second draft of implementation rules, with industry comment due by the end of March 2007. Additional supervisory guidance from the agencies was released late in February 2007, with industry comment requested during this year’s second quarter. The release of the final implementation rules is expected prior to the end of 2007. Under the current implementation plan, State Street, along with other large internationally-active U.S. institutions, will be required to be fully implemented under the U.S. rules during 2010. State Street previously established a comprehensive implementation program to ensure these regulatory requirements are met within prescribed timeframes. At this time, we cannot predict the final form of the rules in the U.S., nor their impact on State Street’s or State Street Bank’s risk-based capital.

On March 15, 2007, our Board of Directors authorized the purchase of up to 15 million shares of common stock for general corporate purposes, including mitigating the dilutive impact of shares issued under employee benefit plans, in addition to its previous authorization in 2006 of up to 15 million shares. We did not purchase any shares of our common stock during the first quarter of 2007, and as of March 31, 2007, 27.2 million shares remained available for future purchase under the combined authorization. We expect to purchase up to an aggregate of approximately $1 billion of our common stock following the closing of our planned acquisition of Investors Financial. The timing and amount of the purchases will be dependent upon when the acquisition closes, as well as relevant market and other conditions at that time. We employ third-party broker-dealers to acquire shares on the open market in connection with our stock purchase program.

Economic Capital

We define economic capital as the common equity required to protect debt holders against unexpected economic losses over a one-year period at a level consistent with the solvency of a firm with our target AA debt rating. Our entire economic capital process is the responsibility of our Capital Committee. The framework and methodologies used to quantify economic capital for each of the risk types described below have been developed by our Enterprise Risk Management, Global Treasury and Corporate Finance groups and are designed to be generally consistent with our risk management principles. This framework has been approved by senior management and has been reviewed by the Executive Committee of the Board. Due to the evolving nature of quantification techniques, we expect to periodically refine the methodologies, assumptions and data used to estimate our economic capital requirements, which could result in a different amount of capital needed to support our risk profile.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

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

Liquidity

The objective of liquidity management is to ensure that we have the ability to meet our financial obligations in a timely and cost-effective manner, and that we maintain sufficient flexibility to fund strategic corporate initiatives as they arise. Effective management of liquidity involves assessing the potential mismatch between the future cash needs of our customers and our available sources of cash under normal and adverse economic and business conditions. Uses of liquidity consist primarily of meeting deposit withdrawals and funding outstanding commitments to extend credit as they are drawn upon. Liquidity is provided by the maintenance of broad access to the global capital markets and by our balance sheet asset structure. You can obtain additional information about our liquidity management process in the Financial Condition section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2006 Form 10-K.

Material risks to the sources of short-term liquidity would include, among other things, rating agency downgrades of our deposits and debt securities below investment-grade level, which would restrict our ability to access the funding markets and may lead to withdrawals of unsecured deposits by our customers. In addition, a large volume of unanticipated funding requirements, such as fundings under liquidity asset purchase agreements that have met draw conditions, or large draw-downs of existing lines of credit, could require additional liquidity. As of March 31, 2007, there were no circumstances that management considered reasonably likely to occur that would adversely impact our sources of short-term liquidity.

While maintenance of a high investment-grade credit rating is of primary importance to our liquidity management program, on-balance sheet liquid assets represent significant liquidity that we can directly control and provide a source of cash in the form of principal maturities and the ability to borrow from the capital markets using our securities as collateral. Our liquid assets consist primarily of short-term money-market assets, such as federal funds sold and interest-bearing deposits with banks, the latter of which are multicurrency instruments invested with major multinational banks; and high-quality marketable investment securities not already pledged, which generally are more liquid than other types of assets and can be sold or borrowed against to quickly generate cash. As of March 31, 2007, our liquid assets, as defined, totaled $38.80 billion. Securities carried at $26.01 billion as of March 31, 2007 were designated as pledged for public and trust deposits, borrowed funds and for other purposes as provided by law, and are excluded from the liquid assets calculation.

Based upon our level of liquid assets and our ability to access the capital markets for additional funding when necessary, including our ability to issue debt and equity securities under our current universal shelf registration, management considers overall liquidity at March 31, 2007 to be more than

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

sufficient to meet State Street’s current commitments and business needs, including accommodating the transaction and cash management needs of our customers.

In April 2007, the parent company issued $700 million of senior debt, consisting of $250 million of floating-rate notes due in 2012 and $450 million of fixed-rate notes due in 2017. In addition, State Street Capital Trust IV, a Delaware statutory trust wholly owned by the parent company, issued $800 million in floating-rate capital securities and used the proceeds to purchase floating-rate junior subordinated debentures from the parent company. The capital securities represent an undivided preferred beneficial interest in those junior subordinated debentures, which are the only assets of the trust. The junior subordinated debentures have an initial scheduled maturity in June 2037 and an initial final repayment date in June 2067, each of which we may extend by ten years in specified circumstances. In accordance with existing accounting standards, we did not record the trust in our consolidated financial statements. The junior subordinated debentures qualify for inclusion in tier 1 capital.

In connection with the issuance of the junior subordinated debentures, the parent company entered into a replacement capital covenant in which it agreed, for the benefit of the holders of its junior subordinated debentures due 2028 underlying the floating-rate capital securities issued by State Street Capital Trust I, that it will not repay, redeem or repurchase, and that none of its subsidiaries will purchase, any part of the newly issued debentures or the floating-rate capital securities on or before June 1, 2047, unless the repayment, redemption or repurchase is made from the net cash proceeds of the issuance of certain qualified securities and pursuant to the other terms and conditions set forth in the covenant.

At March 31, 2007, we had $266 million of pre-tax net unrealized losses on available-for-sale investment securities, due primarily to a higher level of interest rates compared to when the securities were purchased. Pre-tax net unrealized losses on available-for-sale securities at December 31, 2006 were $378 million. Management considers the aggregate decline in fair value of $266 million at March 31, 2007 to be the result of increases in interest rates, and believes that the decline is temporary. Management has the ability and intent to hold the securities until market value recovery. Additional information about our management of the investment securities portfolio is included in the “Financial Condition—Investment Securities” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations and in note 3 to the consolidated financial statements in our 2006 Form 10-K.

We maintain an effective universal shelf registration that allows for the offering and sale of debt securities, capital securities, common stock, depositary shares and preferred stock, and warrants to purchase such securities, including any shares into which the preferred stock and depositary shares may be convertible, or any combination thereof. In addition, we currently maintain a commercial paper program, under which we can issue up to $3 billion with original maturities of up to 270 days from the date of issue. At March 31, 2007, we had $1.37 billion of commercial paper outstanding, compared to $998 million at December 31, 2006.

State Street Bank currently has authority to issue bank notes up to an aggregate of $750 million with original maturities ranging from 14 days to five years. At March 31, 2007, no notes payable were outstanding and all $750 million was available for issuance. In addition, State Street Bank currently has authority to issue up to $1 billion of subordinated bank notes.

State Street Bank currently maintains a line of credit with a financial institution of CAD $800 million, or approximately $693 million, to support its Canadian securities processing operations. The line of credit has no stated termination date and is cancelable by either party with prior notice. As of March 31, 2007, there was no balance due on this line of credit.

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

You can obtain additional information about our process for managing market risk for both our trading and asset and liability management activities, as well as credit risk, operational risk and business risk, in the Financial Condition section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2006 Form 10-K.

Market Risk

Market risk is defined as the risk of adverse financial impact due to fluctuations in interest rates, foreign exchange rates and other market-driven rates or prices. State Street is exposed to market risk both in its trading and non-trading, or asset and liability management, activities. The market risk management processes related to these activities, discussed in further detail below, apply to both on-balance sheet and off-balance sheet exposures.

We primarily engage in trading and investment activities to serve our customers’ needs and to contribute to overall corporate earnings and liquidity. In the conduct of these activities, we are subject to, and assume, market risk. The level of market risk that we assume is a function of our overall objectives and liquidity needs, customer requirements and market volatility. Interest rate risk, a component of market risk, is more thoroughly discussed in the “Asset and Liability Management” portion of this “Market Risk” section.

Trading Activities

Market risk associated with foreign exchange and other trading activities is managed through established limits on aggregate and net open positions, sensitivity to changes in interest rates, and concentrations, which are supplemented by stop-loss thresholds. We use an array of risk management tools and methodologies, including value-at-risk, to measure, monitor and manage market risk. All limits and measurement techniques are reviewed and adjusted as necessary on a regular basis by business managers, the market risk management group and the Trading and Market Risk Committee.

We use a variety of derivative financial instruments to support customers’ needs, conduct trading activities and manage our interest-rate and currency risk. These activities are designed to create trading revenue or hedge volatility in net interest revenue. In addition, we provide services related to derivatives in our role as both a manager and a servicer of financial assets.

Our customers use derivatives to manage the financial risks associated with their investment goals and business activities. With the growth of cross-border investing, customers have an increasing need for foreign exchange forward contracts to convert currency for international investment and to manage the currency risk in their international investment portfolios. As an active participant in the foreign exchange markets, we provide foreign exchange forward contracts and options in support of these customer needs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

As part of our trading activities, we assume positions in the foreign exchange and interest-rate markets by buying and selling cash instruments and using derivatives, including foreign exchange forward contracts, foreign exchange and interest-rate options and interest-rate swaps. As of March 31, 2007, the notional amounts of all these derivatives were $614.78 billion, of which $585.43 billion were foreign exchange forward contracts. In the aggregate, long and short foreign exchange forward positions are closely matched to minimize currency and interest-rate risk. All foreign exchange contracts are valued daily at current market rates. Additional information about trading derivatives is in note 10 to the consolidated financial statements in this Form 10-Q.

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

Like all quantitative risk measures, value-at-risk is subject to limitations and assumptions inherent in our methodology. Our methodology gives equal weight to all market-rate observations regardless of how recently the market rates were observed. The estimate is calculated using static portfolios consisting of positions held at the end of the trading day. Implicit in the estimate is the assumption that no intraday action is taken by management during adverse market movements. As a result, the methodology does not represent risk associated with intraday changes in positions or intraday price volatility.

The following table presents value-at-risk with respect to our trading activities, as measured by our value-at-risk methodology for the periods indicated:

	Quarters Ended March 31,
VALUE-AT-RISK	2007			2006
(In millions)	Average	Maximum	Minimum	Average	Maximum	Minimum
Foreign exchange products	$1.7	$2.3	$.7	$1.4	$4.3	$.7
Interest rate products	1.3	2.8	.4	1.4	1.8	.7

We compare daily profits and losses from trading activities to the estimated one-day value-at-risk. This information is reviewed and used to assure that the value-at-risk model is properly calibrated and that all relevant trading positions are taken into account. For the quarters ended March 31, 2007 and 2006, we did not experience any trading losses in excess of our end-of-day value-at-risk estimate.

Asset and Liability Management Activities

The primary objective of asset and liability management is to provide sustainable and growing net interest revenue, or NIR, under varying economic environments, while protecting the economic values of our balance sheet assets and liabilities from the adverse effects of changes in interest rates. Most of our NIR is earned from the investment of deposits generated by our core Investment Servicing and Investment Management businesses. We structure our balance sheet assets to generally conform to the characteristics

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

of our balance sheet liabilities, but we manage our overall interest-rate risk position in the context of current and anticipated market conditions and within internally approved risk guidelines.

Our investment activities and our use of derivatives are the primary tools used in managing interest-rate risk. We invest in financial instruments with currency, repricing, and maturity characteristics we consider appropriate to manage our overall interest-rate risk position. We use certain derivative financial instruments, primarily interest-rate swaps, to alter the interest-rate characteristics of specific balance sheet assets or liabilities. The use of derivatives is subject to internally approved guidelines. Additional information about our use of derivative financial instruments is in note 10 to the consolidated financial statements in this Form 10-Q.

As a result of growth in our non-U.S. operations, non-U.S. dollar denominated customer liabilities are a significant portion of our consolidated balance sheet. This growth results in exposure to changes in the shape and level of non-U.S. dollar yield curves, which we include in our consolidated interest-rate risk management process.

To measure, monitor, and report on our interest-rate risk position, we use (1) NIR simulation, or NIR-at-risk, which measures the impact on NIR over the next twelve months to immediate, or rate shock, and gradual, or rate ramp, changes in market interest rates; and (2) economic value of equity, or EVE, which measures the impact on the present value of all NIR-related principal and interest cash flows of an immediate change in interest rates. NIR-at-risk is designed to measure the potential impact of changes in market interest rates on net interest revenue in the short term. EVE, on the other hand, is a long-term view of interest-rate risk, but with a view toward liquidation of State Street. Both of these measures are subject to internally-established guidelines, and are monitored regularly, along with other relevant simulations, scenario analyses and stress tests.

The following table presents the estimated exposure of NIR for the next twelve months, calculated as of March 31, 2007 and December 31, 2006, due to a ± 100 basis point rate shock, and a ± 100 basis point rate ramp, in then-current interest rates. Estimated incremental exposures set forth below are dependent on management’s assumptions about asset and liability sensitivities under various interest-rate scenarios, such as those previously discussed, and do not reflect any actions management may undertake in order to mitigate some of the adverse effects of interest-rate changes on State Street’s financial performance.

NIR-AT-RISK

(In millions)
Rate Change:	March 31, 2007	December 31, 2006
+100 bps shock	$(99)	$(90)
-100 bps shock	56	52
+100 bps ramp	(62)	(57)
-100 bps ramp	47	46

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The following table presents estimated EVE exposures, calculated as of March 31, 2007 and December 31, 2006, assuming an immediate and prolonged shift in interest rates, the impact of which would be spread over a number of years.

ECONOMIC VALUE OF EQUITY

(In millions)
Rate Change:	March 31, 2007	December 31, 2006
+200 bps shock	$(1,252)	$(1,023)
-200 bps shock	561	371

While the measures presented in the tables above are not a prediction of future NIR or valuations, they do suggest that if all other variables remained constant, in the short term, falling interest rates would lead to NIR that is higher than it would otherwise have been, and rising rates would lead to lower NIR. Other important factors that impact the levels of NIR are balance sheet size and mix; interest-rate spreads; the slope and interest-rate level of U.S. dollar and non-U.S. dollar yield curves and the relationship between them; the pace of changes in market interest rates; and management actions taken in response to the preceding conditions. Incremental increases in the levels of NIR-at-risk and EVE exposures for upward shifts in interest rates presented in the tables above are largely the result of the increased purchases of fixed-rate securities, primarily securities available for sale, and the shortening of liabilities used to finance those purchases, both in response to management’s expectations concerning the future direction of U.S. interest rates. These purchases resulted in an overall interest-rate risk position that was well within internally approved guidelines. The securities were purchased in accordance with management’s intention to maintain the high credit quality of our investment portfolio.

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

At March 31, 2007, total gross loans and leases were $10.16 billion compared to $8.95 billion at December 31, 2006, reflecting an increase in daily overdrafts, which primarily result from securities settlement advances related to customer investment activities. Overdrafts included in total gross loans were $7.38 billion and $5.69 billion at March 31, 2007 and December 31, 2006, respectively. Average overdrafts

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

were approximately $5.58 billion for the first quarter of 2007, and $5.32 billion and $3.81 billion for the fourth and first quarters of 2006, respectively. These balances do not represent a significant increase in credit risk because of their short-term nature, which is generally overnight, as well as the lack of significant concentration and their occurrence in the normal course of the securities settlement process. The allowance for loan losses was $18 million at March 31, 2007, December 31, 2006 and March 31, 2006.

Non-performing assets at March 31, 2007 were $3 million and at December 31, 2006 were $4 million, consisting of one impaired investment security. In addition to credit risk in our investment and loan and lease portfolios, we assume credit and counterparty risk in other on- and off-balance sheet exposures.

Off-Balance Sheet Arrangements

Information related to off-balance sheet arrangements is in notes 7, 8 and 10 to the consolidated financial statements in this Form 10-Q.

Recent Accounting Developments

Information related to recent accounting developments is in note 1 to the consolidated financial statements in this Form 10-Q.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is included in the “Risk Management—Market Risk” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

CONTROLS AND PROCEDURES

State Street has established and maintains disclosure controls and other procedures that are designed to ensure that material information relating to State Street and its subsidiaries on a consolidated basis required to be disclosed in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to State Street management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. For the fiscal quarter ended March 31, 2007, State Street carried out an evaluation, under the supervision and with the participation of State Street management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of State Street’s disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that State Street’s disclosure controls and procedures were effective as of March 31, 2007.

State Street has also established and maintains internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In the ordinary course of business, State Street routinely enhances its internal controls and procedures for financial reporting by either upgrading its current systems or implementing new systems. Changes have been made and will be made to State Street’s internal controls and procedures for financial reporting as a result of these efforts. During the quarter ended March 31, 2007, there was no change in State Street’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, State Street’s internal control over financial reporting.

STATE STREET CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2007	2006
Fee Revenue:
Servicing fees	$718	$657
Management fees	261	220
Trading services	220	230
Securities finance	98	81
Processing fees and other	73	72
Total fee revenue	1,370	1,260
Net Interest Revenue:
Interest revenue	1,172	961
Interest expense	847	695
Net interest revenue	325	266
Provision for loan losses	—	—
Net interest revenue after provision for loan losses	325	266
Gains (Losses) on sales of available-for-sale investment securities, net	1	(3)
Total revenue	1,696	1,523
Operating Expenses:
Salaries and employee benefits	739	635
Information systems and communications	125	132
Transaction processing services	129	120
Occupancy	94	93
Other	126	116
Total operating expenses	1,213	1,096
Income from continuing operations before income tax expense	483	427
Income tax expense from continuing operations	169	145
Income from continuing operations	314	282
Income from discontinued operations before income tax expense	—	16
Income tax expense from discontinued operations	—	6
Income from discontinued operations	—	10
Net income	$314	$292
Earnings Per Share From Continuing Operations:
Basic	$.94	$.85
Diluted	.93	.84
Income Per Share From Discontinued Operations:
Basic	$—	$.03
Diluted	—	.03
Earnings Per Share:
Basic	$.94	$.88
Diluted	.93	.87
Average Shares Outstanding (in thousands):
Basic	334,036	332,761
Diluted	338,727	337,117
Cash Dividends Declared Per Share	$.21	$.19

The accompanying condensed notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION

CONSOLIDATED STATEMENT OF CONDITION

	March 31, 2007	December 31, 2006
(Dollars in millions, except per share amounts)	(Unaudited)	(Note 1)
Assets:
Cash and due from banks	$3,298	$2,368
Interest-bearing deposits with banks	4,751	5,236
Securities purchased under resale agreements	12,158	14,678
Trading account assets	1,025	785
Investment securities available for sale	63,519	60,445
Investment securities held to maturity (fair value of $4,342 and $4,484)	4,385	4,547
Loans and leases (net of allowance of $18)	10,140	8,928
Premises and equipment	1,680	1,560
Accrued income receivable	1,627	1,617
Goodwill	1,815	1,384
Other intangible assets	596	434
Other assets	5,009	5,371
Total assets	$110,003	$107,353
Liabilities:
Deposits:
Noninterest-bearing	$9,939	$10,194
Interest-bearing—U.S.	965	1,272
Interest-bearing—Non-U.S.	55,696	54,180
Total deposits	66,600	65,646
Securities sold under repurchase agreements	17,368	19,147
Federal funds purchased	5,007	2,147
Other short-term borrowings	3,629	2,835
Accrued taxes and other expenses	2,900	3,143
Other liabilities	4,419	4,567
Long-term debt	2,613	2,616
Total liabilities	102,536	100,101
Commitments and contingencies (note 7)
Shareholders’ Equity:
Preferred stock, no par: authorized 3,500,000 shares; issued none
Common stock, $1 par: authorized 500,000,000 shares, issued 337,126,000 and 337,126,000 shares	337	337
Surplus	311	399
Retained earnings	7,046	7,030
Accumulated other comprehensive loss	(147)	(224)
Treasury stock, at cost (1,386,000 and 4,688,000 shares)	(80)	(290)
Total shareholders’ equity	7,467	7,252
Total liabilities and shareholders’ equity	$110,003	$107,353

The accompanying condensed notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

					Accumulated
					Other
(Dollars in millions, except per share amounts,	Common Stock			Retained	Comprehensive	Treasury Stock
shares in thousands)	Shares	Amount	Surplus	Earnings	(Loss) Income	Shares	Amount	Total
Balance at December 31, 2005	337,126	$337	$266	$6,189	$(231)	3,501	$(194)	$6,367
Comprehensive income:
Net income				292				292
Change in net unrealized gain/loss on available-for-sale securities, net of related taxes of $(94) and reclassification adjustment					(144)			(144)
Foreign currency translation, net of related taxes of $5					12			12
Change in net unrealized gain/loss on hedges of net investments in non-U.S. subsidiaries, net of related taxes of $(2)					(5)			(5)
Change in minimum pension liability, net of related taxes of $3					4			4
Change in unrealized gain/loss on cash flow hedges, net of related taxes of $9					14			14
Total comprehensive income				292	(119)			173
Cash dividends declared ($.19 per share)				(63)				(63)
Common stock acquired						2,948	(183)	(183)
Common stock received under COVERS contracts			30			1,199	(26)	4
Common stock issued pursuant to:
Stock awards and options exercised, including tax benefit of $15			(58)			(2,982)	172	114
Other						(21)	1	1
Balance at March 31, 2006	337,126	$337	$238	$6,418	$(350)	4,645	$(230)	$6,413
Balance at December 31, 2006	337,126	$337	$399	$7,030	$(224)	4,688	$(290)	$7,252
Adjustment for effect of applying provisions of FSP No. FAS 13-2				(226)				(226)
Comprehensive income:
Net income				314				314
Change in net unrealized gain/loss on available-for-sale securities, net of related taxes of $44 and reclassification adjustment					68			68
Foreign currency translation, net of related taxes of $4					12			12
Change in net unrealized gain/loss on hedges of net investments in non-U.S. subsidiaries, net of related taxes					(1)			(1)
Change in minimum pension liability, net of related taxes					(2)			(2)
Total comprehensive income				314	77			391
Cash dividends declared ($.21 per share)				(72)				(72)
Common stock issued pursuant to:
Stock awards and options exercised, including tax benefit of $28			(88)			(3,307)	209	121
Other						5	1	1
Balance at March 31, 2007	337,126	$337	$311	$7,046	$(147)	1,386	$(80)	$7,467

The accompanying condensed notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
(In millions)	2007	2006
Operating Activities:
Net income	$314	$292
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash adjustments for depreciation, amortization, and deferred income tax expense	190	108
Income from discontinued operations	—	(16)
Securities (gains) losses, net	(1)	3
Change in trading account assets, net	(240)	(301)
Other, net	(446)	156
Net Cash Provided by (Used in) Operating Activities	(183)	242
Investing Activities:
Net decrease in interest-bearing deposits with banks	485	802
Net decrease (increase) in securities purchased under resale agreements and federal funds sold	2,520	(2,379)
Proceeds from sales of available-for-sale securities	757	1,128
Proceeds from maturities of available-for-sale securities	4,800	5,107
Purchases of available-for-sale securities	(8,514)	(6,999)
Proceeds from maturities of held-to-maturity securities	264	615
Purchases of held-to-maturity securities	(100)	(299)
Net increase in loans	(1,198)	(2,468)
Business acquisitions, net of cash acquired	(547)	—
Purchases of equity investments and other long-term assets	(31)	—
Purchases of premises and equipment	(147)	(110)
Other, net	3	10
Net Cash Used in Investing Activities	(1,708)	(4,593)
Financing Activities:
Net increase (decrease) in time deposits	1,290	(820)
Net (decrease) increase in all other deposits	(338)	2,974
Net increase in short-term borrowings	1,875	3,068
Payments for long-term debt and obligations under capital leases	(4)	(4)
Proceeds from issuance of treasury stock for options exercised	68	100
Purchases of common stock	—	(183)
Payments for cash dividends	(70)	(63)
Net Cash Provided by Financing Activities	2,821	5,072
Net Increase	930	721
Cash and due from banks at beginning of period	2,368	2,684
Cash and Due From Banks at End of Period	$3,298	$3,405

Non-cash investing and financing activities for the three months ended March 31, 2007 and 2006 included commitments for construction costs of $58 million and $69 million, respectively, recorded in premises and equipment and other liabilities, in connection with a new foreign office lease agreement.

The accompanying condensed notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.   Summary of Significant Accounting Policies

Basis of Presentation

Unless otherwise indicated or unless the context requires otherwise, all references in these condensed notes to “State Street,” “we,” “us,” “our” or similar terms mean State Street Corporation and its subsidiaries on a consolidated basis. We are a financial holding company headquartered in Boston, Massachusetts with consolidated total assets of $110.00 billion, total deposits of $66.60 billion and total shareholders’ equity of $7.47 billion at March 31, 2007. We report two lines of business:

•       Investment Servicing provides services primarily for institutional investors worldwide, including U.S. mutual funds and collective investment funds, corporate and public retirement plans, insurance companies, foundations, endowments and other investment pools worldwide. Products include custody, product- and participant-level accounting, daily pricing and administration; master trust and master custody; recordkeeping; foreign exchange, brokerage and other trading services; securities finance; deposit and short-term investment facilities; loans and lease financing; investment manager and hedge fund manager operations outsourcing; and performance, risk and compliance analytics to support institutional investors.

•       Investment Management offers a broad array of services for managing financial assets, including investment management and investment research services, primarily for institutional investors worldwide. These services include passive and active U.S. and non-U.S. equity and fixed income strategies, and other related services, such as securities finance.

The interim consolidated financial statements accompanying these notes are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the results of operations in these financial statements, have been made. The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. Certain previously reported amounts have been reclassified to conform to current period classifications.

The consolidated statement of condition at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all footnotes required by U.S. generally accepted accounting principles for a complete set of financial statements. The accompanying interim consolidated financial statements and these condensed notes should be read in conjunction with the financial and risk factors information included in our 2006 Annual Report on Form 10-K, which we previously filed with the SEC.

New Accounting Standards

In July 2006, the FASB issued FASB Staff Position No. FAS 13-2,  Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction. The FSP, which must be applied beginning on January 1, 2007, requires that the recognition of lease income over the term of a lease be recalculated if there is a change in the expected timing of tax-related cash flows. Our application of the FSP’s provisions to certain of our leveraged leases resulted in a cumulative after-tax reduction of the beginning balance of retained earnings on January 1, 2007 of

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 1.   Summary of Significant Accounting Policies (Continued)

approximately $226 million. Future income from the affected leases is expected to increase over the remaining terms of the affected leases by an amount approximately equal to the after-tax reduction.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. This Interpretation, which must be applied beginning on January 1, 2007, clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements, and prescribes thresholds and attributes for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. Our application of the Interpretation’s provisions to our tax positions as of January 1, 2007 did not impact our consolidated financial position or results of operations. Disclosures required by the Interpretation are in note 7.

Recent Accounting Developments

In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. This new standard is designed to reduce complexity in accounting for financial instruments and lessen earnings volatility caused by measuring related assets and liabilities differently. The standard creates presentation and disclosure requirements designed to aid comparisons between companies that use different measurement attributes for similar types of assets and liabilities. The standard, which is expected to expand the use of fair value measurement, permits entities to choose to measure many financial instruments and certain other items at fair value, with unrealized gains and losses on those assets and liabilities recorded in earnings. The fair value option may be applied on a financial instrument by financial instrument basis, with a few exceptions, is irrevocable for those financial instruments once applied, and may only be applied to entire financial instruments, not portions of instruments.

The standard does not eliminate disclosures required by SFAS No. 107, Disclosures About Fair Value of Financial Instruments, or SFAS  No. 157, Fair Value Measurements. The provisions of the standard are effective for our consolidated financial statements beginning January 1, 2008. We are currently evaluating the potential impact of adoption of this standard on our consolidated financial position and results of operations, and as it relates to the impact of our adoption of SFAS 157, Fair Value Measurements. We discussed SFAS No. 157 in our 2006 Form 10-K.

Note 2.   Acquisitions and Divestitures

In February 2007, we announced a definitive agreement to acquire Investors Financial Services Corp., or Investors Financial, a bank holding company based in Boston with $12 billion in total assets at December 31, 2006. Under the terms of the agreement, we will exchange .906 shares of our common stock for each share of Investors Financial common stock. The transaction, which remains subject to the approvals of regulatory agencies and Investors Financial shareholders, is expected to close in mid-2007.

In January 2007, we announced a definitive agreement to acquire Currenex, Inc., an independently owned electronic foreign exchange trading platform, and on March 2, 2007, we completed the acquisition. We paid approximately $564 million, and recorded the following significant assets: goodwill—$429 million; customer relationship and other intangibles—$174 million; and other tangible assets—$25 million. The customer relationship and other intangible assets are being amortized on a straight-line basis over a period

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 2.   Acquisitions and Divestitures (Continued)

of eight to twelve years. Financial results of Currenex are included in the accompanying consolidated statement of income for the period subsequent to the closing date of the acquisition.

During the first quarter of 2006, we agreed to a plan of sale to finalize the divestiture of our ownership interest in Bel Air Investment Advisors LLC, and recorded income of approximately $16 million, or $10 million after-tax, related to the finalization of legal, selling and other costs recorded in connection with the divestiture. We completed the divestiture during in July 2006. Additional information about this divestiture is included in our 2006 Form 10-K.

Note 3.   Investment Securities

Investment securities consisted of the following as of the dates indicated:

	March 31, 2007				December 31, 2006
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
(In millions)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$6,394		$61	$6,333	$7,701		$89	$7,612
Mortgage-backed securities	11,836	$22	195	11,663	11,685	$15	246	11,454
Subtotal	18,230	22	256	17,996	19,386	15	335	19,066
Asset-backed securities	26,306	16	45	26,277	25,646	28	40	25,634
Collateralized mortgage obligations	10,448	32	60	10,420	8,538	17	79	8,476
State and political subdivisions	4,448	22	13	4,457	3,740	20	11	3,749
Other debt investments	3,777	9	16	3,770	3,043	7	23	3,027
Money-market mutual funds	276	—	—	276	201	—	—	201
Other equity securities	300	25	2	323	269	24	1	292
Total	$63,785	$126	$392	$63,519	$60,823	$111	$489	$60,445
Held to maturity:
U.S. Treasury and federal agencies:
Direct obligations	$761		$11	$750	$846		$15	$831
Mortgage-backed securities	1,044	$6	13	1,037	1,084	$5	17	1,072
Subtotal	1,805	6	24	1,787	1,930	5	32	1,903
Collateralized mortgage obligations	2,309	5	30	2,284	2,357	5	41	2,321
Other investments	271	1	1	271	260	1	1	260
Total	$4,385	$12	$55	$4,342	$4,547	$11	$74	$4,484

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 3.   Investment Securities (Continued)

Aggregate investment securities carried at $26.01 billion and $23.28 billion at March 31, 2007 and December 31, 2006, respectively, were designated as pledged for public and trust deposits, short-term borrowings and for other purposes as required by law.

Gross gains and losses realized from sales of available-for-sale securities were as follows for the periods indicated:

	Quarters Ended March 31,
(In millions)	2007	2006
Gross gains	$2
Gross losses	1	$3
Net gains (losses)	$1	$(3)

Note 4.   Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill were as follows for the quarter ended March 31, 2007:

	Investment Servicing	Investment Management	Total
(In millions)
Balance at December 31, 2006	$1,376	$8	$1,384
Acquisition of Currenex	429	—	429
Translation adjustments	2	—	2
Balance at March 31, 2007	$1,807	$8	$1,815

The gross carrying amount and accumulated amortization of other intangible assets were as follows as of March 31, 2007 and December 31, 2006:

	March 31, 2007			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(In millions)
Customer lists	$740	$(183)	$557	$564	$(170)	$394
Other	50	(11)	39	50	(10)	40
Total	$790	$(194)	$596	$614	$(180)	$434

Amortization expense related to other intangible assets was $12 million and $10 million for the quarters ended March 31, 2007 and 2006, respectively.

Note 5.   Other Assets and Other Liabilities

Other assets included $2.85 billion and $3.06 billion of unrealized gains on derivative financial instruments at March 31, 2007 and December 31, 2006, respectively. Other liabilities included $2.76 billion and $3.06 billion of unrealized losses on derivative financial instruments at March 31, 2007 and December 31, 2006, respectively.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 6.   Long-Term Debt

In April 2007, the parent company issued $700 million of senior debt, consisting of $250 million of floating-rate notes due in 2012 and $450 million of fixed-rate notes due in 2017. In addition, State Street Capital Trust IV, a Delaware statutory trust wholly owned by the parent company, issued $800 million in floating-rate capital securities and used the proceeds to purchase floating-rate junior subordinated debentures from the parent company. The capital securities represent an undivided preferred beneficial interest in those junior subordinated debentures, which are the only assets of the trust. The junior subordinated debentures have an initial scheduled maturity in June 2037 and an initial final repayment date in June 2067, each of which we may extend by ten years in specified circumstances. In accordance with existing accounting standards, we did not record the trust in our consolidated financial statements. The junior subordinated debentures qualify for inclusion in tier 1 capital.

In connection with the issuance of the junior subordinated debentures, the parent company entered into a replacement capital covenant in which it agreed, for the benefit of the holders of its junior subordinated debentures due 2028 underlying the floating-rate capital securities issued by State Street Capital Trust I, that it will not repay, redeem or repurchase, and that none of its subsidiaries will purchase, any part of the newly issued debentures or the floating-rate capital securities on or before June 1, 2047, unless the repayment, redemption or repurchase is made from the net cash proceeds of the issuance of certain qualified securities and pursuant to the other terms and conditions set forth in the covenant.

Note 7.   Commitments and Contingencies

In the normal course of business, we hold assets under custody and management in a custodial or fiduciary capacity. Management conducts regular reviews of its responsibilities in this regard and considers the results in preparing the consolidated financial statements. In the opinion of management, no contingent liabilities existed at March 31, 2007, that would have had a material adverse effect on State Street’s consolidated financial position or results of operations.

On behalf of our customers, we lend their securities to brokers and other institutions. In most circumstances, we may indemnify our customers for the fair market value of those securities against a failure of the borrower to return such securities. Collateral funds received in connection with our securities lending services are held by us as agent and are not recorded in our consolidated statement of condition. We require the borrowers to provide collateral in an amount equal to or in excess of 100% of the fair market value of the securities borrowed. The borrowed securities are revalued daily to determine if additional collateral is necessary. The aggregate amount of indemnified securities loaned totaled $598.83 billion at March 31, 2007, and $506.03 billion at December 31, 2006. We held, as agent, cash and U.S. government securities totaling $616.19 billion and $527.37 billion as collateral for indemnified securities loaned at March 31, 2007 and December 31, 2006, respectively.

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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 7.   Commitments and Contingencies (Continued)

In the normal course of business, we are subject to challenges from U.S. and non-U.S. tax authorities regarding the amount of taxes due. These challenges may result in adjustments to the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. During 2004, the U.S. Internal Revenue Service completed its review of our federal income tax returns for tax years 1997, 1998 and 1999 and proposed to disallow tax deductions related to lease-in-lease-out, or LILO, transactions. We believe that we reported the tax effects of these transactions properly, based on applicable statutes, regulations and case law in effect at the time they were entered into. During the second quarter of 2005, we filed an appeal with the IRS, which continues, with respect to their proposed disallowance of these tax deductions. In January 2007, a U.S. District Court found for the government in a LILO case involving another financial institution. The financial institution is appealing the decision. The IRS has indicated that it is reviewing its LILO settlement position in light of the outcome of this case.

During 2005, the IRS announced that it had classified sale-in-lease-out, or SILO, transactions as tax shelters, or “listed transactions.” The IRS began its review of our tax returns for the years 2000—2003 during the second quarter of 2005 and is reviewing these SILO transactions. During the fourth quarter of 2006, the IRS proposed to disallow tax deductions related to certain SILO transactions. We believe that we reported the tax effects of these transactions properly, based on applicable statutes, regulations and case law in effect at the time they were entered into.

While it is unclear whether we will be able to reach an acceptable settlement with the IRS, management believes we are sufficiently accrued as of March 31, 2007 for tax exposures, including exposures related to LILO and SILO transactions, and related interest expense. In future periods, if management revises its evaluation of this tax position, the effect of the revision will be recorded in income tax expense in that period.

Earlier this year, the U.S. Senate passed legislation that includes provisions that would defer the income tax recognition of tax losses generated by non-U.S. leases in our leveraged lease portfolio. The House of Representatives has not passed such legislation, and the Senate legislation has not been enacted into law. We cannot predict whether the Senate proposal will be enacted, and would need to evaluate the final language of any proposal that becomes law, but it is possible that such legislation could have a material negative impact on our consolidated results of operations in the period of enactment.

As we discussed in Note 1, we applied the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, on January 1, 2007, when our liability for unrecognized tax benefits was $115 million. The application of the Interpretation’s provisions did not change this liability. The liability includes $95 million of interest, $93 million of which relates to tax positions for certain of our leveraged leases for which there is uncertainty about the timing of tax deductions. Aside from interest, the deferral of tax deductions will not affect the annual effective tax rate, but will accelerate payment. We record interest, and penalties if any, related to unrecognized tax benefits as a component of income tax expense. It is reasonably possible that we will settle our issue, now at IRS appeals, by the end of 2007. The earliest year open to examination in our major jurisdictions is 1997.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 8.   Securitizations and Variable Interest Entities

Tax-Exempt Investment Programs

In the normal course of business, we structure and sell certificated interests in pools of tax-exempt investment-grade assets, principally to mutual fund customers. We utilize trusts which are structured as qualifying special purpose entities and which are governed by the accounting and reporting provisions of SFAS No. 140, Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The trusts are recorded in our consolidated statement of condition, as municipal securities available for sale and short-term borrowings. We may also provide liquidity and remarketing services to the trusts. We transfer assets to these trusts from our investment securities portfolio at fair market value, and the trusts finance the acquisition of these assets by selling certificated interests issued by the trust to third-party investors.

The trusts had a weighted-average life of approximately 6.9 years at March 31, 2007, compared to approximately 4.9 years at December 31, 2006. Under separate agreements, we provide standby bond purchase agreements to most of these trusts, which obligate State Street to acquire the bonds at par value in the event that the re-marketing agent is unable to place the certificated interests of the trusts with investors. The standby bond purchase agreements are subject to early termination by State Street in the event of a shortfall in the required over-collateralization in the trust. As the primary standby bond purchase agreement provider, we are not obligated to acquire bonds in the event of the following credit events: payment default, bankruptcy of issuer or credit enhancement provider, imposition of taxability, or downgrade of an asset held by the trust below investment grade. Our commitments to the trusts under these standby bond purchase agreements totaled $2.09 billion at March 31, 2007, none of which were utilized at period-end. In the event that our obligations under these agreements are triggered, no material impact to our consolidated financial condition or results of operations would occur, because the bonds are recorded in our consolidated statement of condition.

Asset-Backed Commercial Paper Programs

We established an asset-backed commercial paper program in 1992. Currently, we administer four third-party-owned, special purpose, multi-seller asset-backed commercial paper programs, or “conduits,” that purchase financial assets with various asset classifications from a variety of third parties. These conduits, which are structured as bankruptcy-remote limited liability companies, provide access to the efficiencies of the global commercial paper markets, which have historically offered an attractive cost of financing relative to bank-based borrowing. We hold no equity ownership in these conduits, which typically meet the definition of a variable interest entity as defined by exisiting accounting standards, and are not the primary beneficiary. As a result, we do not record these conduits in our consolidated financial statements. At March 31, 2007 and December 31, 2006, total assets in unconsolidated conduits were $26.21 billion and $25.25 billion, respectively.

Asset purchases by the conduits are funded by issuing commercial paper, which is supported by liquidity asset purchase agreements and backup liquidity lines of credit, the majority of which are provided by us. In addition, we provide direct credit support to the conduits in the form of standby letters of credit. All fees are charged on a market basis. Our commitments under these liquidity asset purchase agreements and backup lines of credit totaled $24.28 billion, and our commitments under the standby letters of credit totaled $1.02 billion, at March 31, 2007. The sellers continue to service the transferred assets and absorb

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 8.   Securitizations and Variable Interest Entities (Continued)

the first losses of the conduits by providing collateral in the form of excess assets also known as over-collaterization.

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

Collateralized Debt Obligations

We manage a series of collateralized debt obligations, or CDOs. A CDO is a managed investment vehicle which purchases a portfolio of diversified highly-rated assets. A CDO funds purchases through the issuance of several tranches of debt and equity, the repayment and return of which are linked to the performance of the assets in the CDO. Typically, our involvement is as collateral manager. We may also invest in a small percentage of the debt issued. These entities typically meet the definition of a variable interest entity as defined by existing accounting standards. We are not the primary beneficiary of these CDOs, and as a result do not record these CDOs in our consolidated financial statements. At March 31, 2007 and December 31, 2006, total assets in these CDOs were $3.49 billion and $3.48 billion, respectively.

Note 9.   Shareholders’ Equity

In April 2007, we amended our Restated Articles of Organization to increase the number of shares of common stock authorized for issuance by State Street from 500 million to 750 million.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of taxes, were as follows as of the dates indicated:

(In millions)	March 31, 2007	December 31, 2006
Unrealized loss on available-for-sale securities	$(159)	$(227)
Foreign currency translation	209	197
Unrealized loss on hedges of net investments in non-U.S. subsidiaries	(8)	(7)
Minimum pension liability	(188)	(186)
Unrealized loss on cash flow hedges	(1)	(1)
Total	$(147)	$(224)

Total comprehensive income for the quarter ended March 31, 2007 was $391 million, composed of $314 million of net income and $77 million of other comprehensive income, which represents the overall change in accumulated other comprehensive loss presented in the above table.

Total comprehensive income was $173 million for the quarter ended March 31, 2006.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 9.   Shareholders’ Equity (Continued)

Stock Purchase Program

In March 2007, our Board of Directors authorized the purchase of up to 15 million shares of our common stock for general corporate purposes, including mitigating the dilutive impact of shares issued under employee benefit plans, in addition to its previous authorization of up to 15 million shares in 2006. We did not purchase any of our common stock during the first quarter of 2007 under either program, and as of March 31, 2007, 27.2 million shares remained available for future purchase under the combined authorization. We employ third-party broker-dealers to acquire shares on the open market in connection with our stock purchase program.

Note 10.   Derivative Financial Instruments

We use derivative financial instruments to support customers’ needs, conduct trading activities, and manage our interest-rate and currency risk.

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

The following table summarizes the contractual or notional amounts of derivative financial instruments held or issued for trading and asset and liability management as of the dates indicated:

(In millions)	March 31, 2007	December 31, 2006
Trading:
Interest-rate contracts:
Swap agreements	$929	$1,011
Options and caps purchased	1,217	1,216
Options and caps written	3,201	3,224
Futures	294	154
Foreign exchange contracts:
Forward, swap and spot	585,430	492,063
Options purchased	12,250	8,313
Options written	11,462	8,063
Asset and Liability Management:
Interest rate contracts:
Swap agreements	$3,006	$2,770
Foreign exchange contracts:
Swap agreements	134	132

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 10. Derivative Financial Instruments (Continued)

In connection with our asset and liability management activities, we have executed interest-rate swap agreements designated as fair value and cash flow hedges to manage interest-rate risk. The notional values of these interest-rate contracts and the related assets or liabilities being hedged were as follows as of the dates indicated:

	March 31, 2007			December 31, 2006
(In millions)	Fair Value Hedges	Cash Flow Hedges	Total	Fair Value Hedges	Cash Flow Hedges	Total
Available-for-sale investment securities	$1,988		$1,988	$1,452		$1,452
Interest-bearing time deposits	118		118	118	$300	418
Long-term debt(1)	700	$200	900	700	200	900
Total	$2,806	$200	$3,006	$2,270	$500	$2,770

(1)                As of March 31, 2007 and December 31, 2006, the fair value hedges of long-term debt decreased the value of long-term debt presented in the accompanying consolidated statement of condition by $8 million and $9 million, respectively.

The contractual rates and weighted-average rates including the effects of hedge instruments for these financial instruments were as follows for the periods indicated:

	Quarters Ended March 31,
	2007		2006
	Contractual Rates	Rate Including Impact of Hedges	Contractual Rates	Rate Including Impact of Hedges
Interest-bearing time deposits	4.58%	4.77%	4.54%	3.22%
Long-term debt	6.74	6.88	6.68	6.34

We have entered into foreign exchange forward contracts with an aggregate notional amount of €100 million, or approximately $134 million, to hedge a portion of our net investments in non-U.S. subsidiaries. As a result, a net after-tax loss of $1 million was included in other comprehensive income related to this hedge for the quarter ended March 31, 2007.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 11. Net Interest Revenue

Net interest revenue consisted of the following for the periods indicated:

	Quarters Ended March 31
(In millions)	2007	2006
Interest Revenue:
Deposits with banks	$73	$110
Investment securities:
U.S. Treasury and federal agencies	257	252
State and political subdivisions (exempt from federal income tax)	40	17
Other investments	520	386
Securities purchased under resale agreements and federal funds sold	196	131
Commercial and financial loans	67	39
Lease financing	8	15
Trading account assets	11	11
Total interest revenue	1,172	961
Interest Expense:
Deposits	511	390
Other borrowings	291	263
Long-term debt	45	42
Total interest expense	847	695
Net interest revenue	$325	$266

Note 12. Employee Benefit Plans

The components of net periodic benefit cost were as follows for the periods indicated:

	Quarters Ended March 31,
	Pension Benefits		Other Benefits
(In millions)	2007	2006	2007	2006
Service cost	$17	$16	$1	$1
Interest cost	13	11	1	1
Expected return on plan assets	(13)	(13)	—	—
Amortization of net loss	5	5	—	—
Net periodic benefit cost	$22	$19	$2	$2

Expected employer contributions to our tax-qualified U.S. defined benefit pension plan, non-qualified supplemental employee retirement plans and post-retirement plan for the year ending December 31, 2007, which are unchanged from that disclosed in note 17 to the consolidated financial statements in our 2006 Form 10-K, are $14 million, $7 million and $8 million, respectively. We made contributions of approximately $3.5 million to our tax-qualified U.S. defined benefit pension plan during the quarter ended March 31, 2007.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 13. Other Operating Expenses

Other operating expenses consisted of the following for the periods indicated:

	Quarters Ended March 31,
(In millions)	2007	2006
Professional services	$35	$38
Other	91	78
Total other operating expenses	$126	$116

Note 14. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Quarters Ended March 31,
(Dollars in millions, except per share amounts)	2007	2006
Net Income	$314	$292
Average Shares Outstanding (in thousands):
Basic average shares	334,036	332,761
Effect of dilutive securities:
Stock options and stock awards	4,660	4,323
Equity-related financial instruments	31	33
Diluted average shares	338,727	337,117
Anti-dilutive securities(1)	1,091	1,886
Earnings per Share:
Basic	$.94	$.88
Diluted	.93	.87

(1)        Amounts represent stock options and stock appreciation rights outstanding but not included in the computation of diluted average shares because the exercise prices of the instruments were greater than the average fair value of our common stock during the periods.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 15. Line of Business Information

We report two lines of business, Investment Servicing and Investment Management. Given our services and management organization, the results of operations for these lines of business are not necessarily comparable with those of other companies, including other companies in the financial services industry. For more information about our lines of business, refer to note 22 to the consolidated financial statements in our 2006 Form 10-K.

The following is a summary of line of business results on a continuing operations basis.

	For the Quarters Ended March 31,
	Investment Servicing		Investment Management		Total
(Dollars in millions, except where otherwise noted)	2007	2006	2007	2006	2007	2006
Fee Revenue:
Servicing fees	$718	$657			$718	$657
Management fees	—	—	$261	$220	261	220
Trading services	220	230	—	—	220	230
Securities finance	74	61	24	20	98	81
Processing fees and other	58	55	15	17	73	72
Total fee revenue	1,070	1,003	300	257	1,370	1,260
Net interest revenue after provision for loan losses	288	239	37	27	325	266
Gains on sales of available-for-sale investment securities, net	1	(3)	—	—	1	(3)
Total revenue	1,359	1,239	337	284	1,696	1,523
Operating expenses	995	910	218	186	1,213	1,096
Income from continuing operations before income tax expense	$364	$329	$119	$98	$483	$427
Pre-tax margin	27%	27%	35%	35%	28%	28%
Average assets (in billions)	$104.4	$100.9	$3.4	$2.9	$107.8	$103.8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors
State Street Corporation

We have reviewed the condensed consolidated statement of condition of State Street Corporation as of March 31, 2007, and the related condensed consolidated statements of income, changes in shareholders’ equity and cash flows for the three-month periods ended March 31, 2007 and 2006. These financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of condition of State Street Corporation as of December 31, 2006, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the year then ended, not presented herein, and in our report dated February 15, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of condition as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated statement of condition from which it has been derived.

Boston, Massachusetts
May 3, 2007

FORM 10-Q PART I CROSS-REFERENCE INDEX

The information required by the items presented below is incorporated herein by reference from the “Financial Information” section of this Form 10-Q.

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Consolidated Statement of Income for the three months ended March 31, 2007 and 2006	26
	Consolidated Statement of Condition as of March 31, 2007 and December 31, 2006	27
	Consolidated Statement of Changes in Shareholders’ Equity for the three months ended March 31, 2007 and 2006	28
	Consolidated Statement of Cash Flows for the three months ended March 31, 2007 and 2006	29
	Condensed Notes to Consolidated Financial Statements	30
	Report of Independent Registered Public Accounting Firm	43
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	2
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	25

PART II.   OTHER INFORMATION

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)   On March 15, 2007, our Board of Directors authorized the purchase of up to 15 million shares of common stock for general corporate purposes, including mitigation of the dilutive impact of shares issued under employee benefit plans, in addition to its previous authorization in 2006 of up to 15 million shares. We did not purchase any shares of our common stock under the Board-authorized program during the quarter ended March 31, 2007. As of March 31, 2007, 27.2 million shares remained available for future purchase under the combined authorization. We employ third-party broker-dealers to acquire shares on the open market in connection with our stock purchase program.

ITEM 6.                EXHIBITS

Exhibit Number
2.1

Agreement and Plan of Merger dated as of February 4, 2007 by and between State Street Corporation and Investors Financial Services Corp. (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K)(filed as Exhibit 2.1 to State Street's Current Report on Form 8-K dated February 4, 2007 and incorporated herein by reference)

3.1	Restated Articles of Organization, as amended
10.1	Form of Indemnification Agreement between State Street Corporation and each of its directors
10.2	Form of Indemnification Agreement between State Street Corporation and each of its executive officers
10.3	Form of Indemnification Agreement between State Street Bank and Trust Company and each of its directors
10.4	Form of Indemnification Agreement between State Street Bank and Trust Company and each of its executive officers
12	Ratios of earnings to fixed charges
15	Letter regarding unaudited interim financial information
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STATE STREET CORPORATION
Date: May 4, 2007	By:	/s/ EDWARD J. RESCH
Edward J. Resch
Executive Vice President,Chief Financial Officer and Treasurer
Date: May 4, 2007	By:	/s/ JAMES J. MALERBA
James J. Malerba
Senior Vice President and Corporate Controller

EXHIBIT INDEX

3.1	Restated Articles of Organization, as amended
10.1	Form of Indemnification Agreement between State Street Corporation and each of its directors
10.2	Form of Indemnification Agreement between State Street Corporation and each of its executive officers
10.3	Form of Indemnification Agreement between State Street Bank and Trust Company and each of its directors
10.4	Form of Indemnification Agreement between State Street Bank and Trust Company and each of its executive officers
12	Ratios of earnings to fixed charges
15	Letter regarding unaudited interim financial information
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certifications