Form 10-Q
period 2007-06-30
STATE STREET CORP
filed 2007-08-03
CIK 93751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

The number of shares of State Street’s common stock outstanding on July 31, 2007 was 389,515,571.

STATE STREET CORPORATION

Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2007

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

OVERVIEW

State Street Corporation is a financial holding company headquartered in Boston, Massachusetts. Through its subsidiaries, including its principal bank subsidiary, State Street Bank & Trust Company, State Street provides a full range of products and services to meet the needs of institutional investors worldwide. Unless otherwise indicated or unless the context requires otherwise, all references in this Management’s Discussion and Analysis to “State Street,” “we,” “us,” “our” or similar terms mean State Street Corporation and its subsidiaries on a consolidated basis. At June 30, 2007, we had consolidated total assets of $112.27 billion, total deposits of $73.04 billion, total shareholders’ equity of $7.75 billion and employed 22,350.

Our customers include mutual funds and other collective investment funds, corporate and public retirement plans, insurance companies, foundations, endowments and other investment pools, and investment managers. Our two lines of business, Investment Servicing and Investment Management, provide products and services including custody, recordkeeping, daily pricing and administration, shareholder services, foreign exchange, brokerage and other trading services, securities finance, deposit and short-term investment facilities, loan and lease financing, investment manager and hedge fund manager operations outsourcing, performance, risk and compliance analytics, investment research and investment management, including passive and active U.S. and non-U.S. equity and fixed income strategies. We had $13.04 trillion of assets under custody and $1.93 trillion of assets under management at June 30, 2007. Financial information about our business lines is provided later in the “Line of Business Information” section.

This Management’s Discussion and Analysis is part of our Quarterly Report on Form 10-Q to the SEC, and updates the Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2006, which we refer to as the 2006 Form 10-K, and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007. We previously filed both of these reports with the SEC. You should read the financial information in this Form 10-Q in conjunction with the financial information contained in those filings. Certain amounts previously reported have been reclassified to conform to current period classifications.

We prepare our consolidated financial statements in accordance with United States generally accepted accounting principles, which we refer to as GAAP, and which require management to make judgments in the application of its accounting policies that involve significant estimates and assumptions about the effect of matters that are inherently uncertain. Accounting policies considered relatively more significant in this respect are accounting for lease financing, goodwill, income taxes and pension costs. Additional information about these accounting policies is included in the “Significant Accounting Estimates” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2006 Form 10-K. Other than our application of the provisions of FASB Staff Position No. FAS 13-2 and Interpretation No. 48, which are discussed in note 1 to the consolidated financial statements in this Form 10-Q, there were no significant changes to these accounting policies during the first six months of 2007.

RECENT DEVELOPMENTS

On July 2, 2007, we completed our acquisition of Investors Financial Services Corp., a bank holding company based in Boston with approximately $17 billion in total assets as of June 30, 2007. We exchanged approximately 60.8 million shares of our common stock, with an aggregate value of approximately

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

$4.2 billion, for all of the outstanding common stock of Investors Financial. Financial results of Investors Financial will be included in our consolidated financial statements beginning on July 2, 2007. Additional information about this acquisition is included in note 2 to the consolidated financial statements in this Form 10-Q.

During the second quarter of 2007, we issued an aggregate of $1.5 billion of debt, composed of $700 million of senior debt and $800 million of capital securities, and used the net proceeds from these issuances to fund, in substantial part, the accelerated share repurchase and redemptions of debt described below. Additional information with respect to these issuances is included in the “Liquidity” section of this Management’s Discussion and Analysis.

On July 20, 2007, we entered into an accelerated share repurchase, under which we committed to repurchase $1 billion of our common stock. The total number of shares repurchased will depend, in part, on the weighted average price per share of our common stock paid by our dealer over the repurchase period, which is not expected to exceed six months. The total number of shares to be repurchased is also subject to other conditions and adjustments. Additional information about this repurchase is included in the “Capital” section of this Management’s Discussion and Analysis.

On July 23, 2007, we redeemed an aggregate of $500 million of unsecured junior subordinated debentures issued by the parent company to two of our statutory business trusts, State Street Capital Trusts A and B, composed of $200 million of 7.94% debentures issued in 1996 and $300 million of 8.035% debentures issued in 1997. We paid the trusts the outstanding amount on the debentures plus accrued interest and an aggregate redemption premium of approximately $20 million. This redemption premium will be included in the merger and integration charge which we will record during the third quarter of 2007 in connection with the Investors Financial acquisition. Additional information about this redemption is included in the “Liquidity” section of this Management’s Discussion and Analysis.

In addition, in July 2007, in connection with an overall evaluation of our requirements for office space as a result of the acquisition, we terminated the operating lease related to one of our office buildings in Boston. The termination resulted in a non-cash charge of approximately $94 million, which will be included in the merger and integration charge which we will record during the third quarter of 2007.

FORWARD-LOOKING STATEMENTS

This Form 10-Q, particularly this Management’s Discussion and Analysis, contains statements that are considered “forward-looking statements” within the meaning of United States securities laws. In addition, management may make other written or oral communications from time to time that contain forward-looking statements. Forward-looking statements, including statements about industry trends, management’s future expectations and other matters that do not relate strictly to historical facts, are based on assumptions by management, and are often identified by such forward-looking terminology as “expect,” “look,” “believe,” “anticipate,” “estimate,” “seek,” “may,” “will,” “trend,” “target” and “goal,” or similar statements or variations of such terms.

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

•       Our ability to complete, integrate and convert acquisitions into our business, including our recently completed acquisition of Investors Financial;

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

OVERVIEW OF FINANCIAL RESULTS

	Quarters Ended June 30,			Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2007	2006	% Change	2007	2006	% Change
Total fee revenue	$1,537	$1,375	12%	$2,907	$2,635	10%
Net interest revenue	385	262	47	710	528	34
(Losses) Gains on sales of available-for-sale investment securities, net	(1)	14		—	11
Total revenue	1,921	1,651	16	3,617	3,174	14
Total operating expenses	1,358	1,176	15	2,571	2,272	13
Income from continuing operations before income tax expense	563	475	19	1,046	902	16
Income tax expense from continuing operations	197	248		366	393
Income from continuing operations	366	227	61	680	509	34
Income from discontinued operations	—	—		—	10
Net income	$366	$227		$680	$519
Earnings Per Share From Continuing Operations:
Basic	$1.09	$.69	58	$2.03	$1.54	32
Diluted	1.07	.68	57	2.00	1.52	32
Earnings Per Share:
Basic	1.09	.69		2.03	1.57
Diluted	1.07	.68		2.00	1.55
Cash dividends declared	.22	.20		.43	.39
Return on shareholders’ equity from continuing operations	19.2%	14.0%		18.4%	15.8%
Return on shareholders’ equity	19.2	14.0		18.4	16.1

Summary

Our financial results for the second quarter and first six months of 2007 continued to reflect growth in revenue along with our ability to balance expense growth with revenue growth. Other highlights for the second quarter and first six months of 2007 relative to the 2006 periods are as follows:

•       Compared to the second quarter of 2006, servicing fees grew 12%, management fees grew 22% and securities finance revenue grew 27%, contributing to aggregate growth of 12% in total fee revenue.

•       In the year-to-date comparison, servicing fees grew 11%, management fees grew 21% and securities finance revenue grew 24%, contributing to aggregate growth of 10% in total fee revenue.

•       Net interest revenue grew 47% and net interest margin grew 44 basis points compared to last year’s second quarter. In the year-to-date comparison, net interest revenue grew 34% and net interest margin grew 33 basis points.

•       We achieved positive operating leverage, which we define as the difference between the growth rate of total revenue and the growth rate of total operating expenses, for both the second quarter and first six months of 2007 compared to the corresponding prior-year periods.

•       State Street Global Advisors, which we refer to as SSgA, generated $32 billion of net new business in assets under management during the second quarter and $108 billion for the first six months of

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

2007. Approximately 75% of SSgA’s new business was in active management products, including enhanced indexing, hedge fund strategies and active quantitative management.

•       We ended the second quarter of 2007 with State Street record levels of assets under custody and assets under management.

Our financial results are discussed in the following “Financial Highlights” section, with more detailed information about the second quarter and first six months of 2007 provided in the “Consolidated Results of Operations” section of this Management’s Discussion and Analysis.

Financial Highlights

Second quarter 2007 net income of $366 million increased 61%, and diluted earnings per share of $1.07 increased 57%, from net income of $227 million and diluted earnings per share of $.68 for the second quarter of 2006. Net income was $680 million and diluted earnings per share was $2.00 for the first six months of 2007, compared to income from continuing operations of $509 million and diluted earnings per share from continuing operations of $1.52 for the first six months of 2006. Net income of $519 million for the first six months of 2006 included income from discontinued operations of $10 million (gross income of $16 million reduced by related income tax expense of $6 million), or $.03 per share, which resulted from the finalization of legal, selling and other costs recorded in connection with our divestiture of Bel Air Investment Advisors LLC. Additional information about the Bel Air divestiture is included in note 2 to the consolidated financial statements in this Form 10-Q.

Comparing the second quarter of 2007 to the second quarter of 2006, our total revenue grew 16%. Total fee revenue was up 12%, with increases in all income statement revenue line items except processing fees and other, which was down 12%. The growth in fee revenue was particularly notable in servicing fees, up 12%, management fees, up 22%, and securities finance revenue, up 27%. Both servicing fees and management fees benefited from increases in net new business and favorable equity market performance. The increase in securities finance revenue was driven by higher securities lending volumes, from both existing and new customers.

Net interest revenue increased 47% compared to the prior year second quarter, with a related increase in net interest margin of 44 basis points. The increase resulted primarily from a higher level of customer deposits, the continued favorable non-U.S. interest rate environment and stable U.S. interest rates. Overall, we continue to benefit from increases in both non-U.S. transaction deposits and non-U.S. interest rates.

Total operating expenses increased 15%, primarily the result of increased incentive compensation due to improved performance and increased headcount to support new business. With growth in total revenue exceeding the growth in total operating expenses for the second quarter of 2006, we achieved positive operating leverage of approximately 90 basis points.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

SSgA continued to generate increased revenue, principally from increased customer demand for its active investment management products, such as enhanced indexing and active quantitative management, which earn a higher level of fees than other products. SSgA revenue comprised approximately 20% of our consolidated total revenue for the second quarter and first six months of 2007, compared to 19% for the second quarter and first six months of 2006. SSgA achieved a pre-tax operating margin of 38% and 34% for the second quarters of 2007 and 2006, and 36% and 35% for the first six months of 2007 and 2006, respectively. SSgA generated net new business of $32 billion in assets under management in the second quarter of 2007, compared to net lost business of $5 billion in last year’s second quarter. On a year-to-date basis, SSgA generated net new business of $108 billion for 2007 compared to $29 billion for 2006. Net new business is measured as the aggregate value of new asset management business added less asset management business lost during the period.

At June 30, 2007, we had aggregate assets under custody of $13.04 trillion, which grew 10% from $11.85 trillion at December 31, 2006, and 20% from $10.86 trillion at June 30, 2006. At the same date, we had aggregate assets under management of $1.93 trillion, which grew 10% from $1.75 trillion at December 31, 2006 and 26% from $1.53 trillion at June 30, 2006.

Our effective tax rate for the second quarter of 2007 was 35%, compared to 52.1% from continuing operations for the second quarter of 2006, and 38.1% for full-year 2006. The effective rate for the second quarter of 2006 reflected increased income tax expense that resulted from tax-related adjustments recorded in the 2006 period associated with tax legislation and leveraged leases.

Financial Goals

In our 2006 Form 10-K, we reaffirmed our long-term financial goals for State Street. However, we adjusted these financial goals for 2007 in anticipation of our then-planned acquisition of Investors Financial, which we completed in July 2007. These adjusted financial goals for 2007 were:

•       Growth in operating-basis revenue of between 16% and 18%;

•       Growth in operating-basis earnings per share from continuing operations of between 8% and 10%; and

•       Operating-basis return on shareholders’ equity from continuing operations of between 12% and 15%.

Operating-basis results, as defined by management, include fully taxable-equivalent net interest revenue, reflecting increases related to tax-equivalent adjustments of $12 million and $13 million for the second quarters of 2007 and 2006, respectively, and $24 million for each of the six-month periods, with a corresponding charge to income tax expense. In addition, operating-basis results for the six months ended June 30, 2006 exclude the previously mentioned tax-related adjustments recorded in the second quarter of 2006 associated with tax legislation and leveraged leases. Operating-basis results for 2007 will exclude merger and integration costs associated with the Investors Financial acquisition.

Management measures our financial goals and related results on an operating basis to provide financial information that is comparable from period to period, and to present comparable financial trends with respect to our ongoing business operations. The use of fully taxable-equivalent net interest revenue facilitates the comparison of revenues from both taxable and non-taxable sources. In addition, the tax-related adjustments and merger-related costs are not part of our normal ongoing business operations, and

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

as a result could prevent a meaningful comparison of earnings per share and return on shareholders’ equity with those of other periods. Management believes that operating-basis financial information facilitates an investor’s understanding and analysis of State Street’s underlying performance and trends in addition to financial information prepared in accordance with GAAP.

For the second quarter of 2007 compared to the second quarter of 2006, we continued to make progress toward achieving our financial goals for 2007. We increased our operating-basis earnings per share from continuing operations by 15%, from $.93 to $1.07 (excluding tax-related adjustments of $.25 per share included in earnings per share from continuing operations of $.68 for the second quarter of 2006). Our operating-basis revenue increased 16% from $1.664 billion to $1.933 billion (including taxable-equivalent adjustments of $13 million for 2006 and $12 million for 2007, excluded from $1.651 billion and $1.921 billion on a GAAP basis); and we achieved operating-basis return on shareholders’ equity of 18.4%, equivalent to 18.4% prepared in accordance with GAAP.

Outlook

As a result of our second quarter 2007 results and those of Investors Financial for the same period, the latter of which are not included in our accompanying consolidated results for the second quarter and first six months of 2007, in July we revised our financial goals for full-year 2007, as follows:

•       Growth in operating-basis revenue of between 20% and 22%;

•       Growth in operating-basis earnings per share from continuing operations of between 10% and 15%; and

•       Operating-basis return on shareholders’ equity from continuing operations of between 14% and 17%.

Operating-basis revenue will include fully taxable-equivalent net interest revenue, as described earlier. In addition, operating-basis results for 2007 will exclude merger and integration costs related to the acquisition, and for 2006 will exclude the previously disclosed tax-related adjustments. As discussed earlier in this section, the use of fully taxable-equivalent net interest revenue facilitates the comparison of revenues from both taxable and non-taxable sources. In addition, the merger and integration costs, as well as the tax-related adjustments, are not part of our normal ongoing business operations, and as a result could prevent a meaningful comparison of earnings per share and return on shareholders’ equity with those of other periods.

Some of the factors and assumptions that we considered earlier this year in determining our outlook for 2007 were as follows:

•       Expected equity market growth, based on S&P 500 and/or MSCI® EAFE indices, of about 7%;

•       Growth in revenue generated from active quantitative asset management products;

•       Relatively stable domestic interest rates;

•       Expected flattening of the U.S. dollar yield curve;

•       Continuation of beneficial trends in non-U.S. interest rates;

•       Modest growth in non-U.S. deposits, as well as the maintenance of a favorable mix of customer deposits, including demand deposits;

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

•       A stable income tax and regulatory environment;

•       Achievement of expected cost savings from the Investors Financial acquisition; and

•       Retention of, and success in cross-selling to, Investors Financial’s customer base.

Actual experience during the first six months of 2007 has differed from our assumptions in many respects. In particular, during the first six months of 2007, increases in our servicing and management fee revenues due in part to the performance of the equity markets, as well as increases in, and spreads on, our non-U.S. deposits have been more favorable than our assumptions. However, these favorable trends may not continue or may lessen over the remainder of 2007. Information about risks and uncertainties which could cause these and other actual results to differ materially from those expected is included in Item 1A of our 2006 Form 10-K.

CONSOLIDATED RESULTS OF OPERATIONS

This section discusses our consolidated results of operations for the second quarter and first six months of 2007 compared to the same periods in 2006, and should be read in conjunction with the accompanying consolidated financial statements and related condensed notes.

TOTAL REVENUE

	Quarters Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2007	2006	% Change	2007	2006	% Change
Fee Revenue:
Servicing fees	$766	$683	12%	$1,484	$1,340	11%
Management fees	284	232	22	545	452	21
Trading services	260	258	1	480	488	(2)
Securities finance	162	128	27	260	209	24
Processing fees and other	65	74	(12)	138	146	(5)
Total fee revenue	1,537	1,375	12	2,907	2,635	10
Net Interest Revenue:
Interest revenue	1,203	1,034	16	2,375	1,995	19
Interest expense	818	772	6	1,665	1,467	13
Net interest revenue	385	262	47	710	528	34
(Losses) Gains on sales of available-for-sale investment securities, net	(1)	14		—	11
Total revenue	$1,921	$1,651	16	$3,617	$3,174	14

Fee Revenue

Servicing fees and management fees collectively comprised approximately 68% and 70% of total fee revenue for the second quarter and first six months of 2007, compared to approximately 67% and 68% for the comparable prior-year periods. These fee levels are a function of several factors, including the mix and volume of assets under custody and assets under management, securities positions held and the volume of portfolio transactions, as well as the types of products and services used by customers. These fees are affected by changes in worldwide equity and fixed income valuations. Generally, servicing fees are affected,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

in part, by changes in daily average valuations of assets under custody, while management fees are affected by changes in month-end valuations of assets under management. However, additional factors, such as the level of transaction volumes, changes in service level, balance credits, customer minimum balances, pricing concessions and other factors, may have a significant impact on servicing fee revenue.

Generally, management fee revenue is more sensitive to changes in market valuations than servicing fee revenue. Performance fees have become a larger component of our management fee revenue over the past two years, and comprised about 9% of our management fee revenue for full-year 2006, compared to about 5% for 2005. For the first six months of 2007, performance fees comprised about 6% of management fee revenue. Performance fees, which are generated when the performance of managed funds exceeds benchmarks specified in the management agreements, are less sensitive to market valuation than to manager performance against the respective benchmarks.

As a result of the above, we estimate, assuming all other factors remain constant, that a 10% increase or decrease in worldwide equity values would result in a corresponding change in our total revenue of approximately 2%. If fixed income security values were to increase or decrease by 10%, we would anticipate a corresponding change of approximately 1% in our total revenue.

FEE REVENUE

	Quarters Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2007	2006	% Change	2007	2006	% Change
Servicing fees	$766	$683	12%	$1,484	$1,340	11%
Management fees	284	232	22	545	452	21
Trading services	260	258	1	480	488	(2)
Securities finance	162	128	27	260	209	24
Processing fees and other	65	74	(12)	138	146	(5)
Total fee revenue	$1,537	$1,375	12	$2,907	$2,635	10

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Servicing fees

Servicing fees are derived from custody, product- and participant-level accounting, daily pricing and administration; recordkeeping; investment manager and hedge fund manager operations outsourcing; master trust and master custody; and performance, risk and compliance analytics. For the quarter and six months ended June 30, 2007 compared to the comparable 2006 periods, the increase in servicing fees was driven primarily by net new business from existing and new customers, as well as higher daily average equity market valuations. The daily average values for the S&P 500 Index were up 17%, and for the MSCI® EAFE Index were up 22%, compared with the second quarter of 2006. For the year, daily average values for the S&P 500 Index and MSCI® EAFE Index were up 14% and 20%, respectively.

ASSETS UNDER CUSTODY	June 30,	December 31,	June 30,
(In billions)	2007	2006	2006
Mutual funds	$4,194	$3,738	$3,395
Collective funds	1,828	1,665	1,479
Pension products	3,949	3,713	3,486
Insurance and other products	3,069	2,738	2,504
Total	$13,040	$11,854	$10,864
Financial Instrument Mix:
Equities	$6,820	$5,821	$5,396
Fixed income	3,960	4,035	3,891
Short-term and other investments	2,260	1,998	1,577
Total	$13,040	$11,854	$10,864

Management fees

The increase in management fees primarily reflected increases in net new business, particularly in the area of quantitative active management, as well as higher month-end equity market valuations. Performance fees were $18 million and $34 million for the second quarter and first six months of 2007, up from $15 million and $28 million for the second quarter and first six months of 2006. The averages of month-end values for the S&P 500 Index were up 17%, and for the MSCI® EAFE Index were up 22%, compared with the second quarter of 2006.

ASSETS UNDER MANAGEMENT	June 30,	December 31,	June 30,
(In billions)	2007	2006	2006
Equities:
Passive	$747	$691	$623
Active and other	204	181	156
Company stock/ESOP	88	85	78
Total equities	1,039	957	857
Fixed income	222	201	174
Cash and money market	673	591	503
Total fixed income and cash	895	792	677
Total	$1,934	$1,749	$1,534

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The following table presents a roll-forward of assets under management for the twelve months ended June 30, 2007.

ASSETS UNDER MANAGEMENT
(In billions)
June 30, 2006	$1,534
Net new business	57
Market appreciation	158
December 31, 2006	1,749
Net new business	108
Market appreciation	77
June 30, 2007	$1,934

Trading services

Trading services revenue, which includes foreign exchange trading revenue and brokerage and other trading fees, was up 1% for the second quarter of 2007 compared to the second quarter of 2006 and down 2% in the six-month comparison. Foreign exchange trading revenue for the second quarter and first six months of 2007 totaled $174 million and $326 million, respectively, both down 9% from $192 million and $357 million in the prior-year periods. The quarterly decrease reflected a 40% decline in currency volatility partly offset by a 13% increase in customer volumes, mostly in foreign exchange for our custody customers. The six-month decrease resulted from a 29% decrease in currency volatility partly offset by an 18% increase in customer volume.

Brokerage and other trading fees totaled $86 million for the second quarter of 2007, up 30% from $66 million in the second quarter of 2006, primarily the result of fees from the operations of Currenex, which we acquired in March 2007. Brokerage and other trading fees in the six-month comparison totaled $154 million for 2007 and $131 million for 2006.

Securities finance

Securities finance revenue for the second quarter of 2007 increased 27% compared to the second quarter of 2006, and 24% in the six-month comparison, with both increases driven by a 32% increase in the average volume of securities loaned on both a quarterly and a year-to-date basis. The growth in volume resulted from increased demand from existing customers and demand from new customers. Consolidated spread was up slightly from the prior-year quarter and flat on a year-to-date basis compared to 2006.

Processing Fees and Other

The decreases in processing fees and other in both the quarterly and year-to-date comparisons resulted from a decline in revenue from our Structured Products unit, primarily associated with the impact of the consolidation of our tax-exempt investment program onto our balance sheet on September 30, 2006, partly offset by improved results from joint venture investments. As a result of the above-described consolidation, revenue from the tax-exempt investment program, previously recorded in processing fees and other, is currently recorded in net interest revenue.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

NET INTEREST REVENUE

	Quarters Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2007	2006	% Change	2007	2006	% Change
Interest revenue(1)	$1,203	$1,034	16%	$2,375	$1,995	19%
Interest expense(1)	818	772	6	1,665	1,467	13
Net interest revenue	385	262	47	710	528	34
Provision for loan losses	—	—		—	—
Net interest revenue after provision for loan losses	$385	$262	47	$710	$528	34
Net interest revenue (fully taxable-equivalent basis)(2)	$397	$275	44	$734	$552	33

(1)                Additional detail about the components of interest revenue and interest expense is in note 11 to the consolidated financial statements in this Form 10-Q.

(2)                Fully taxable-equivalent amounts reflect adjustments computed using a federal income tax rate of 35%, adjusted for applicable state income taxes, net of the related federal tax benefit. Adjustments included in fully taxable-equivalent basis net interest revenue in the preceding table, and in the rates earned on interest-earning assets in the table below, were $12 million and $13 million for the second quarters of 2007 and 2006, respectively, and $24 million for each of the first six months of 2007 and 2006.

NET INTEREST MARGIN

	Quarters Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
(Dollars in millions)	Average Balance	Rate(1)	Average Balance	Rate(1)	Average Balance	Rate(1)	Average Balance	Rate(1)
Interest-earning assets	$96,927	5.03%	$91,764	4.57%	$95,636	5.06%	$91,452	4.45%
Interest-bearing liabilities	87,363	3.76	83,953	3.68	86,061	3.90	83,114	3.56
Excess of rate earned over rate paid		1.27%		.89%		1.16%		.89%
Net interest margin		1.64%		1.20%		1.55%		1.22%

(1)                Fully taxable-equivalent basis

Net interest revenue increased 47% and 34%, and net interest margin increased 44 basis points and 33 basis points for the quarter and six months ended June 30, 2007, respectively, compared to the same periods in 2006. The increases were principally due to a favorable funding mix, including a higher volume of non-U.S. transaction deposits at higher spreads, as well as a higher level of low-cost funds; the ongoing impact of our investment securities portfolio repositioning, substantially completed in 2006, which has resulted in the maturity of fixed-rate securities and re-investment in higher yielding securities; and the continued impact of favorable non-U.S. interest rates and stable U.S. interest rates.

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

At June 30, 2007, our investment securities portfolio included a consistent percentage of floating-rate, asset-backed securities (36% of our average investment portfolio for the second quarter of 2007 compared to 37% a year earlier), a higher percentage of collateralized mortgage obligations (19% compared to 11%), and a lower percentage of direct obligations from U.S. Treasury and federal agencies (9% compared to 16%). We continue to invest conservatively in AAA and AA rated securities. AAA and AA rated securities comprised approximately 94% of our investment securities portfolio at June 30, 2007, with approximately 87% AAA rated.

OPERATING EXPENSES

	Quarters Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2007	2006	% Change	2007	2006	% Change
Salaries and employee benefits	$808	$684	18%	$1,547	$1,319	17%
Information systems and communications	128	129	(1)	253	261	(3)
Transaction processing services	141	134	5	270	254	6
Occupancy	98	95	3	192	188	2
Other	183	134	37	309	250	24
Total operating expenses	$1,358	$1,176	15	$2,571	$2,272	13
Number of employees at quarter end	22,350	21,675

Salaries and employee benefits expense increases were mainly the result of higher incentive compensation due to improved performance and increased staffing levels. Staffing levels increased to support new business, particularly internationally, and also resulted from the acquisition of Currenex. The year-to-date increase was also affected by higher average salaries.

The slight increases in occupancy costs partly resulted from additional space and facilities needs associated with growth in business in Europe. The decrease in information systems and communications expense for the year-to-date period was primarily the result of lower infrastructure costs, partly offset by technology spending both in Europe and related to the Currenex acquisition.

Transaction processing expense increased in both comparisons primarily as a result of higher external contract services caused by increased volumes in asset servicing, partially offset by lower brokerage expenses. Other expenses increased in both comparisons, primarily the result of our recent acquisitions as well as new business initiatives, and an increase in sales promotion expenses.

Income Taxes

We recorded income tax expense of $197 million for the second quarter of 2007, compared to $248 million for the second quarter of 2006, with the decrease due primarily to the absence of the tax-related adjustments recorded in the 2006 quarter associated with tax legislation and leveraged leases, partly offset by higher pre-tax earnings. For the first six months of 2007, income tax expense was $366 million, compared to $393 million from continuing operations for the 2006 period. The effective tax rate for the second quarter of 2007 was 35% compared to 52.1% for the second quarter of 2006, the latter rate reflective of the above-described tax-related adjustments.

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

The following is a summary of line of business results on a continuing operations basis.

	For the Quarters Ended June 30,
	Investment Servicing		Investment Management		Total
(Dollars in millions, except where otherwise noted)	2007	2006	2007	2006	2007	2006
Fee Revenue:
Servicing fees	$766	$683			$766	$683
Management fees	—	—	$284	$232	284	232
Trading services	260	258	—	—	260	258
Securities finance	121	97	41	31	162	128
Processing fees and other	50	57	15	17	65	74
Total fee revenue	1,197	1,095	340	280	1,537	1,375
Net interest revenue after provision for loan losses	341	231	44	31	385	262
(Losses) Gains on sales of available-for-sale investment securities, net	(1)	14	—	—	(1)	14
Total revenue	1,537	1,340	384	311	1,921	1,651
Operating expenses	1,118	973	240	203	1,358	1,176
Income from continuing operations before income tax expense	$419	$367	$144	$108	$563	$475
Pre-tax margin	27%	28%	38%	34%
Average assets (in billions)	$109.4	$104.0	$3.7	$2.9	$113.1	$106.9

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

	For the Six Months Ended June 30,
	Investment Servicing		Investment Management		Total
(Dollars in millions, except where otherwise noted)	2007	2006	2007	2006	2007	2006
Fee Revenue:
Servicing fees	$1,484	$1,340			$1,484	$1,340
Management fees	—	—	$545	$452	545	452
Trading services	480	488	—	—	480	488
Securities finance	195	158	65	51	260	209
Processing fees and other	108	112	30	34	138	146
Total fee revenue	2,267	2,098	640	537	2,907	2,635
Net interest revenue after provision for loan losses	629	470	81	58	710	528
Gains on sales of available-for-sale investment securities, net	—	11	—	—	—	11
Total revenue	2,896	2,579	721	595	3,617	3,174
Operating expenses	2,113	1,883	458	389	2,571	2,272
Income from continuing operations before income tax expense	$783	$696	$263	$206	$1,046	$902
Pre-tax margin	27%	27%	36%	35%
Average assets (in billions)	$106.9	$102.5	$3.5	$2.9	$110.4	$105.4

Investment Servicing

Total revenue for the second quarter of 2007 increased 15% compared to the same period in 2006, and 12% in the six-month comparison. Total fee revenue in the same comparison increased 9% and 8%, with the increases primarily attributable to growth in servicing fees and securities finance revenue. The growth in servicing fees was mainly the result of an increase in net new business and favorable equity market performance, and the growth in securities finance revenue resulted from an increase in the average volume of securities loaned resulting from increased demand from existing customers and demand from new customers.

Servicing fees and trading services revenue for Investment Servicing comprise the total consolidated amounts for State Street, and securities finance and processing fees and other revenue for Investment Servicing comprise just over 75% of these types of revenue included in our consolidated results. Refer to the “Consolidated Results of Operations—Fee Revenue” section of this Management’s Discussion and Analysis for additional information about the growth in these types of fee revenue.

Net interest revenue for the second quarter of 2007 increased 48% compared to the second quarter of 2006, and 34% for the first six months of 2007 compared to the prior-year period. The increases in both periods were principally due to a more favorable funding mix, including a higher volume of non-U.S. transaction deposits at higher spreads and a higher level of low-cost funds.

Operating expenses for the second quarter of 2007 increased 15%, and for the first six months of 2007 increased 12%, compared to the 2006 periods  The increases were primarily attributable to increased incentive compensation due to improved performance and increased headcount to service new business, particularly internationally.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Investment Management

Total revenue for the second quarter of 2007 increased 23% compared to the comparable period in 2006, with the increases driven by growth in management fees (up 22%), securities finance revenue (up 32%) and net interest revenue (up 42%). For the six months ended June 30, 2007, total revenue increased 21% compared to the prior year period, with management fees up 21%, securities finance revenue up 27% and net interest revenue up 40%. Total fee revenue in the quarterly and six-month comparisons increased 21% and 19%, driven largely by a 22% increase quarter to quarter, and a 21% increase six months to six months, in management fees. For the second quarter and first six months of 2007, these fees, generated by State Street Global Advisors, increased mainly as a result of an increase in net new business and favorable equity market performance. These fees comprise the total consolidated management fees for State Street. Refer to the “Consolidated Results of Operations—Fee Revenue” section of this Management’s Discussion and Analysis for additional information.

For both the second quarter and first six months of 2007, operating expenses increased 18% from the comparable periods in 2006, primarily attributable to the impact of increased incentive compensation due to improved performance and merit-based compensation increases.

FINANCIAL CONDITION

	For the Six Months Ended June 30,
(In millions)	2007 Average Balance	2006 Average Balance
Assets:
Interest-bearing deposits with non-U.S. banks	$4,767	$11,809
Securities purchased under resale agreements	13,438	11,173
Federal funds sold	491	360
Trading account assets	863	994
Investment securities	66,666	59,694
Loans	9,411	7,422
Total interest-earning assets	95,636	91,452
Cash and due from banks	2,968	3,211
Other assets	11,838	10,701
Total assets	$110,442	$105,364
Liabilities and Shareholders’ Equity:
Interest-bearing deposits:
U.S.	1,347	2,682
Non-U.S.	57,872	51,915
Total interest-bearing deposits	59,219	54,597
Securities sold under repurchase agreements	17,537	21,457
Federal funds purchased	2,621	2,450
Other short-term borrowings	3,562	1,983
Long-term debt	3,122	2,627
Total interest-bearing liabilities	86,061	83,114
Noninterest-bearing deposits	8,967	8,314
Other liabilities	7,942	7,442
Shareholders’ equity	7,472	6,494
Total liabilities and shareholders’ equity	$110,442	$105,364

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

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

Deposits and other liabilities generated by customer activities are invested in assets that generally match the liquidity and interest-rate characteristics of the liabilities. As a result, our assets consist primarily of high-quality, marketable securities classified as either available for sale or held to maturity, and short-term money-market instruments, such as inter-bank placements, federal funds sold and securities purchased under resale agreements. The actual mix of assets is determined by the characteristics of the customer liabilities and our desire to maintain a well-diversified portfolio of high-quality assets. We manage our consolidated balance sheet structure using a disciplined process conducted within specific Board of Directors-approved policies for interest rate risk, credit risk and liquidity.

For the first six months of 2007, the growth in average interest-bearing liabilities of $2.9 billion was composed of a $6.0 billion increase in non-U.S. deposits and a $.5 billion increase in long-term debt, offset by declines in domestic deposits ($1.3 billion) and short-term borrowings ($2.2 billion). These changes are generally representative of the higher levels of customer activity outside the U.S. Average interest-earning assets in 2007 increased $4.2 billion from 2006, consistent with the increased level of customer liabilities.

For the first six months of 2007, the average investment portfolio increased $7.0 billion compared to the first six months of 2006. During 2006, we substantially completed the investment portfolio repositioning begun in late 2004. The composition of the investment portfolio continued to favor mortgage- and asset-backed securities because of their high credit quality, higher yields and highly liquid nature. The credit quality of the investment portfolio remained very strong at June 30, 2007, with 87% of the securities rated AAA and 7% rated AA, both consistent with December 31, 2006.

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

At June 30, 2007, State Street and State Street Bank met all capital adequacy requirements to which they were subject. Regulatory capital amounts and ratios were as follows at June 30, 2007, and December 31, 2006:

	Regulatory Guidelines(1)
		Well	State Street		State Street Bank
(Dollars in millions)	Minimum	Capitalized	2007	2006	2007	2006
Tier 1 risk-based capital ratio	4%	6%	11.5%	13.7%	9.2%	12.0%
Total risk-based capital ratio	8	10	13.2	15.9	11.0	14.1
Tier 1 leverage ratio	4	5	6.1	5.8	5.3	5.6
Tier 1 risk-based capital			$6,733	$6,473	$5,234	$5,473
Total risk-based capital			7,708	7,507	6,206	6,440
Adjusted risk-weighted assets and market-risk equivalents:
Balance sheet risk-weighted assets			$37,433	$31,447	$35,458	$30,000
Off-balance sheet equivalent risk-weighted assets			20,659	15,371	20,665	15,375
Market-risk equivalents			528	395	522	394
Total			$58,620	$47,213	$56,645	$45,769
Quarterly average adjusted assets			$111,092	$110,794	$98,021	$97,132

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

At June 30, 2007, State Street’s and State Street Bank’s tier 1 and total risk-based capital ratios decreased compared to year-end 2006. The combined impact of the goodwill and other intangibles recorded in connection with our acquisition of Currenex, and the adjustment to beginning retained earnings recorded in connection with FASB Staff Position No. FAS 13-2, Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction, more than offset year-to-date earnings. In addition, an increase in total risk-weighted assets contributed to the decrease. The growth in total risk-weighted assets was caused by an increase in balance sheet risk-weighted assets, primarily investment securities available for sale and loans, and an increase in off-balance sheet equivalent risk-weighted assets, primarily related to an increase in our securities finance activities. Both ratios for State Street and State Street Bank exceeded the regulatory minimum and well-capitalized thresholds.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

In 2004, the Committee on Banking Supervision released the final version of its capital adequacy framework, known as Basel II. In 2006, the four U.S. banking regulatory agencies jointly issued their second draft of implementation rules, with industry comment provided by the end of March 2007. Additional supervisory guidance from the agencies was released late in February 2007; comments to the agencies were provided by the end of May 2007. Under the current implementation plan, State Street anticipates adopting the most advanced approaches for assessing capital adequacy, subject to change pending release of the final rules, anticipated to occur by the end of 2007. State Street previously established a comprehensive implementation program to ensure these regulatory requirements are met within prescribed timeframes. At this time, we cannot predict the final form of the rules in the U.S., nor their impact on State Street’s or State Street Bank’s risk-based capital.

On March 15, 2007, our Board of Directors authorized the purchase of up to 15 million shares of common stock for general corporate purposes, including mitigating the dilutive impact of shares issued under employee benefit plans, in addition to its previous authorization in 2006 of up to 15 million shares. We did not purchase any shares of our common stock during the first six months of 2007, and as of June 30, 2007, 27.2 million shares remained available for future purchase under the combined authorization. We generally employ third-party broker-dealers to acquire shares on the open market in connection with our stock purchase program.

On July 20, 2007, we entered into an accelerated share repurchase, under which we committed to repurchase $1 billion of our common stock. The total number of shares repurchased will depend, in part, on the weighted average price per share of our common stock paid by our dealer over the repurchase period, which is not expected to exceed six months. The total number of shares to be repurchased is also subject to other conditions and adjustments. Based on the closing sale price per share of our common stock on July 19, 2007, which was $71.39, we expect that approximately 13.2 million shares will remain available for future purchase under the combined authorization described above after the completion of the accelerated share repurchase.

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

We quantify capital requirements for the risks inherent in our business activities and group them into one of the following broadly defined categories:

•       Market risk: the risk of adverse financial impact due to fluctuations in market prices, primarily as they relate to our trading activities;

•       Interest-rate risk: the risk of loss in non-trading asset and liability management positions, primarily the impact of adverse movements in interest rates on the repricing mismatches that exist between balance sheet assets and liabilities;

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

•       Credit risk: the risk of loss that may result from the default or downgrade of a borrower or counterparty;

•       Operational risk: the risk of loss from inadequate or failed internal processes, people and systems, or from external events, which is consistent with the Basel II definition; and

•       Business risk: the risk of adverse changes in our earnings from business factors, including changes in the competitive environment, changes in the operational economics of business activities, and the effect of strategic and reputation risks.

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

Material risks to the sources of short-term liquidity would include, among other things, rating agency downgrades of our deposits and debt securities below investment-grade level, which would restrict our ability to access the funding markets and may lead to withdrawals of unsecured deposits by our customers. In addition, a large volume of unanticipated funding requirements, such as fundings under liquidity asset purchase agreements that have met draw conditions, or large draw-downs of existing lines of credit, could require additional liquidity. As of June 30, 2007, there were no circumstances that management considered reasonably likely to occur that would adversely impact our sources of short-term liquidity in any material respect.

While maintenance of a high investment-grade credit rating is of primary importance to our liquidity management program, on-balance sheet liquid assets represent significant liquidity that we can directly control and provide a source of cash in the form of principal maturities and the ability to borrow from the capital markets using our securities as collateral. Our liquid assets consist primarily of short-term money-market assets, such as federal funds sold and interest-bearing deposits with banks, the latter of which are multicurrency instruments invested with major multinational banks; and high-quality marketable investment securities not already pledged, which generally are more liquid than other types of assets and can be sold or borrowed against to quickly generate cash. As of June 30, 2007, our liquid assets, as defined, totaled $42.58 billion. Securities carried at $22.88 billion as of June 30, 2007 were designated as pledged for public and trust deposits, borrowed funds and for other purposes as provided by law, and are excluded from the liquid assets calculation.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Based upon our level of liquid assets and our ability to access the capital markets for additional funding when necessary, including our ability to issue debt and equity securities under our current universal shelf registration, management considers overall liquidity at June 30, 2007 to be more than sufficient to meet State Street’s current commitments and business needs, including accommodating the transaction and cash management needs of our customers.

During the second quarter of 2007, State Street Corporation, which we refer to as the parent company, issued $700 million of senior debt, consisting of $250 million of floating-rate notes due in 2012 and $450 million of fixed-rate notes due in 2017. In addition, State Street Capital Trust IV, a Delaware statutory trust wholly owned by the parent company, issued $800 million in floating-rate capital securities and used the proceeds to purchase floating-rate junior subordinated debentures from the parent company. The capital securities represent an undivided preferred beneficial interest in those junior subordinated debentures, which are the only assets of the trust. The junior subordinated debentures have an initial scheduled maturity in June 2037 and an initial final repayment date in June 2067, each of which we may extend by ten years in specified circumstances. In accordance with existing accounting standards, we did not record the trust in our consolidated financial statements. The junior subordinated debentures qualify for inclusion in tier 1 capital.

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

On July 23, 2007, we redeemed an aggregate of $500 million of unsecured junior subordinated debentures issued by the parent company to two of our statutory business trusts, State Street Capital Trusts A and B, composed of $200 million of 7.94% debentures issued in 1996 and $300 million of 8.035% debentures issued in 1997. We paid the trusts the outstanding amount on the debentures plus accrued interest and an aggregate redemption premium of approximately $20 million. This redemption premium will be included in the merger and integration charge which we will record during the third quarter of 2007 in connection with the Investors Financial acquisition.

On July 23, 2007, the trusts, consistent with the terms of their applicable governing documents, redeemed their respective outstanding capital securities, with an aggregate liquidation amount of $500 million, corresponding to the debentures. The trusts paid to the holders of the outstanding capital securities the same amount that was paid by the parent company to the trusts to redeem the debentures.

At June 30, 2007, we had $540 million of pre-tax net unrealized losses on available-for-sale investment securities, due primarily to a higher level of interest rates compared to when the securities were purchased. Pre-tax net unrealized losses on available-for-sale securities at December 31, 2006 were $378 million. Management considers the aggregate decline in fair value of $540 million at June 30, 2007 to be the result of increases in interest rates, and believes that the decline is temporary. Management has the ability and intent to hold the securities until market value recovery. Additional information about our management of the investment securities portfolio is included in the “Financial Condition—Investment Securities” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations and in note 3 to the consolidated financial statements in our 2006 Form 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

We maintain an effective universal shelf registration that allows for the offering and sale of debt securities, capital securities, common stock, depositary shares and preferred stock, and warrants to purchase such securities, including any shares into which the preferred stock and depositary shares may be convertible, or any combination thereof. In addition, we currently maintain a commercial paper program, under which we can issue up to $3 billion with original maturities of up to 270 days from the date of issue. At June 30, 2007, we had $1.01 billion of commercial paper outstanding, compared to $998 million at December 31, 2006.

State Street Bank currently has authority to issue bank notes up to an aggregate of $750 million with original maturities ranging from 14 days to five years. At June 30, 2007, no notes payable were outstanding and all $750 million was available for issuance. In addition, State Street Bank currently has authority to issue up to $1 billion of subordinated bank notes.

State Street Bank currently maintains a line of credit with a financial institution of CAD $800 million, or approximately $751 million, to support its Canadian securities processing operations. The line of credit has no stated termination date and is cancelable by either party with prior notice. As of June 30, 2007, no balance was due on this line of credit.

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

Additional information about our process for managing market risk for both our trading and asset and liability management activities, as well as credit risk, operational risk and business risk, can be found in the Financial Condition section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2006 Form 10-K.

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

As part of our trading activities, we assume positions in the foreign exchange and interest-rate markets by buying and selling cash instruments and using derivatives, including foreign exchange forward contracts, foreign exchange and interest-rate options and interest-rate swaps. As of June 30, 2007, the notional amounts of all these derivatives were $650.04 billion, of which $610.90 billion were foreign exchange forward contracts. In the aggregate, long and short foreign exchange forward positions are closely matched to minimize currency and interest-rate risk. All foreign exchange contracts are valued daily at current market rates. Additional information about trading derivatives is in note 10 to the consolidated financial statements in this Form 10-Q.

We use a variety of risk measurement and estimation techniques, including value-at-risk, which is an estimate of potential loss for a given period within a stated statistical confidence interval. We use a system of risk management to estimate value-at-risk daily. We have adopted standards for estimating value-at-risk, and we maintain capital for market risk in accordance with applicable regulatory guidelines. Value-at-risk is estimated for a 99% one-tail confidence interval and an assumed one-day holding period using a historical observation period of greater than two years. A 99% one-tail confidence interval implies that daily trading losses should not exceed the estimated value-at-risk more than 1% of the time, or approximately three days out of the year. The methodology uses a simulation approach based on observed changes in foreign exchange rates, interest rates (domestic and foreign) and foreign exchange implied volatilities, and takes into account the resulting diversification benefits provided from the mix of our trading positions.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The following table presents value-at-risk with respect to our trading activities, as measured by our value-at-risk methodology for the periods indicated:

	Quarters Ended June 30,
VALUE-AT-RISK	2007			2006
(In millions)	Average	Maximum	Minimum	Average	Maximum	Minimum
Foreign exchange products	$2.1	$4.0	$0.8	$1.7	$4.3	$0.7
Interest rate products	2.5	3.5	1.0	1.2	1.8	0.7

We compare daily profits and losses from trading activities to the estimated one-day value-at-risk. This information is reviewed and used to assure that the value-at-risk model is properly calibrated and that all relevant trading positions are taken into account. For the quarters ended June 30, 2007 and 2006, we did not experience any trading losses in excess of our end-of-day value-at-risk estimate.

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

To measure, monitor, and report on our interest-rate risk position, we use (1) NIR simulation, or NIR-at-risk, which measures the impact on NIR over the next twelve months to immediate, or rate shock, and gradual, or rate ramp, changes in market interest rates; and (2) economic value of equity, or EVE, which measures the impact on the present value of all NIR-related principal and interest cash flows of an immediate change in interest rates. NIR-at-risk is designed to measure the potential impact of changes in market interest rates on net interest revenue in the short term. EVE, on the other hand, is a long-term view of interest-rate risk, but with a view toward liquidation of State Street. Both of these measures are subject to internally established guidelines, and are monitored regularly, along with other relevant simulations, scenario analyses and stress tests.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The following table presents the estimated exposure of NIR for the next twelve months, calculated as of June 30, 2007, March 31, 2007 and December 31, 2006, due to a ± 100 basis point rate shock, and a ± 100 basis point rate ramp, in then-current interest rates. Estimated incremental exposures set forth below are dependent on management’s assumptions about asset and liability sensitivities under various interest-rate scenarios, such as those previously discussed, and do not reflect any actions management may undertake in order to mitigate some of the adverse effects of interest-rate changes on State Street’s financial performance.

NIR-AT-RISK

	Estimated Exposure
(Dollars in millions)	to Net Interest Revenue
Rate Change	June 30, 2007	March 31, 2007	December 31, 2006
+100 bps shock	$(78)	$(99)	$(90)
-100 bps shock	43	56	52
+100 bps ramp	(42)	(62)	(57)
-100 bps ramp	38	47	46

The following table presents estimated EVE exposures, calculated as of June 30, 2007, March 31, 2007 and December 31, 2006, assuming an immediate and prolonged shift in interest rates, the impact of which would be spread over a number of years.

ECONOMIC VALUE OF EQUITY

	Estimated Exposure
(Dollars in millions)	to Economic Value of Equity
Rate Change	June 30, 2007	March 31, 2007	December 31, 2006
+200 bps shock	$(1,199)	$(1,252)	$(1,023)
-200 bps shock	579	561	371

While the measures presented in the tables above are not a prediction of future NIR or valuations, they do suggest that if all other variables remained constant, in the short term, falling interest rates would lead to NIR that is higher than it would otherwise have been, and rising rates would lead to lower NIR. Other important factors that impact the levels of NIR are balance sheet size and mix; interest-rate spreads; the slope and interest-rate level of U.S. dollar and non-U.S. dollar yield curves and the relationship between them; the pace of changes in market interest rates; and management’s actions taken in response to the preceding conditions.

The incremental decrease from March 31, 2007 in the levels of estimated NIR exposure, as well as estimated EVE exposure related to an upward shift in rates, resulted from the impact of our assessment of the characteristics of our customer liabilities, partly offset by an increase in the duration of mortgage-backed securities. As we discussed in our 2006 Form 10-K, one of the most important assumptions in our management of interest-rate risk is the response of customer liabilities to changes in market interest rates. As such, we regularly reassess the characteristics of customer liabilities. Our most recent assessment was completed during the second quarter of 2007, and resulted in a small lengthening of the estimated duration of these liabilities, which, all other factors being equal, reduces our interest-rate risk.

This reduction in interest-rate risk was partially offset by an increase in the duration of mortgage-backed securities held in our investment portfolio, as expected future principal prepayments have slowed

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

in response to the rise in U.S. interest rates. This increase has a more significant impact on EVE exposure because of the longer-term nature of these securities, compared to the impact of an assessment of customer liabilities, which more significantly affects the shorter-term NIR exposure estimates. We regularly model the potential impact that interest rate movements have on mortgage-backed security prepayment rates, and therefore our interest-rate risk position. The effects we observed as described above were generally as we had anticipated for the change in interest rates that occurred during the second quarter of 2007.

Credit Risk

Credit and counterparty risk is defined as the risk of financial loss if a borrower or counterparty is either unable or unwilling to repay borrowings or settle a transaction in accordance with contractual terms. We assume credit and counterparty risk on both on- and off-balance sheet exposures. The extension of credit and acceptance of counterparty risk by State Street are governed by corporate guidelines based on the prospective customer’s risk profile, the markets served, counterparty and country concentrations, and regulatory compliance. Our focus on large institutional investors and their businesses requires that we assume concentrated credit risk in a variety of forms to certain highly rated entities. This concentration risk is mitigated by comprehensive guidelines and procedures to monitor and manage all aspects of credit and counterparty risk that we undertake. Exposures are evaluated on an individual basis at least annually.

At June 30, 2007, total gross loans and leases were $12.07 billion compared to $8.95 billion at December 31, 2006, reflecting an increase in daily overdrafts, which primarily result from securities settlement advances related to customer investment activities. Overdrafts included in total gross loans were $8.83 billion and $5.69 billion at June 30, 2007 and December 31, 2006, respectively. Average overdrafts were approximately $7.43 billion for the second quarter of 2007, and $5.32 billion and $5.08 billion for the fourth and second quarters of 2006, respectively. These balances do not represent a significant increase in credit risk because of their short-term nature, which is generally overnight, as well as the lack of significant concentration and their occurrence in the normal course of the securities settlement process. The allowance for loan losses was $18 million at June 30, 2007, December 31, 2006 and June 30, 2006.

Non-performing assets at June 30, 2007 were $3 million and at December 31, 2006 were $4 million, consisting of one investment security.

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

CONTROLS AND PROCEDURES

State Street has established and maintains disclosure controls and other procedures that are designed to ensure that material information relating to State Street and its subsidiaries on a consolidated basis required to be disclosed in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to State Street management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. For the quarter ended June 30, 2007, State Street carried out an evaluation, under the supervision and with the participation of State Street management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of State Street’s disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that State Street’s disclosure controls and procedures were effective as of June 30, 2007.

State Street has also established and maintains internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In the ordinary course of business, State Street routinely enhances its internal controls and procedures for financial reporting by either upgrading its current systems or implementing new systems. Changes have been made and will be made to State Street’s internal controls and procedures for financial reporting as a result of these efforts. During the quarter ended June 30, 2007, there was no change in State Street’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, State Street’s internal control over financial reporting.

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2007	2006	2007	2006
Fee Revenue:
Servicing fees	$766	$683	$1,484	$1,340
Management fees	284	232	545	452
Trading services	260	258	480	488
Securities finance	162	128	260	209
Processing fees and other	65	74	138	146
Total fee revenue	1,537	1,375	2,907	2,635
Net Interest Revenue:
Interest revenue	1,203	1,034	2,375	1,995
Interest expense	818	772	1,665	1,467
Net interest revenue	385	262	710	528
Provision for loan losses	—	—	—	—
Net interest revenue after provision for loan losses	385	262	710	528
(Losses) Gains on sales of available-for-sale investment securities, net	(1)	14	—	11
Total revenue	1,921	1,651	3,617	3,174
Operating Expenses:
Salaries and employee benefits	808	684	1,547	1,319
Information systems and communications	128	129	253	261
Transaction processing services	141	134	270	254
Occupancy	98	95	192	188
Other	183	134	309	250
Total operating expenses	1,358	1,176	2,571	2,272
Income from continuing operations before income tax expense	563	475	1,046	902
Income tax expense from continuing operations	197	248	366	393
Income from continuing operations	366	227	680	509
Income from discontinued operations before income tax expense	—	—	—	16
Income tax expense from discontinued operations	—	—	—	6
Income from discontinued operations	—	—	—	10
Net income	$366	$227	$680	$519
Earnings Per Share From Continuing Operations:
Basic	$1.09	$.69	$2.03	$1.54
Diluted	1.07	.68	2.00	1.52
Income Per Share From Discontinued Operations:
Basic	$—	$—	$—	$.03
Diluted	—	—	—	.03
Earnings Per Share:
Basic	$1.09	$.69	$2.03	$1.57
Diluted	1.07	.68	2.00	1.55
Average Shares Outstanding (in thousands):
Basic	335,769	330,804	334,908	331,777
Diluted	341,101	335,879	339,338	336,102
Cash Dividends Declared Per Share	$.22	$.20	$.43	$.39

The accompanying condensed notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CONDITION

	June 30, 2007	December 31, 2006
(Dollars in millions, except per share amounts)	(Unaudited)	(Note 1)
Assets:
Cash and due from banks	$4,851	$2,368
Interest-bearing deposits with banks	4,616	5,236
Securities purchased under resale agreements	10,772	14,678
Trading account assets	849	785
Investment securities available for sale	62,748	60,445
Investment securities held to maturity (fair value of $4,211 and $4,484)	4,308	4,547
Loans and leases (net of allowance of $18)	12,050	8,928
Premises and equipment	1,725	1,560
Accrued income receivable	1,671	1,617
Goodwill	1,853	1,384
Other intangible assets	593	434
Other assets	6,232	5,371
Total assets	$112,268	$107,353
Liabilities:
Deposits:
Noninterest-bearing	$12,735	$10,194
Interest-bearing—U.S.	1,091	1,272
Interest-bearing—Non-U.S.	59,210	54,180
Total deposits	73,036	65,646
Securities sold under repurchase agreements	13,089	19,147
Federal funds purchased	2,741	2,147
Other short-term borrowings	3,500	2,835
Accrued taxes and other expenses	3,204	3,143
Other liabilities	4,860	4,567
Long-term debt	4,090	2,616
Total liabilities	104,520	100,101
Commitments and contingencies (note 7)
Shareholders’ Equity:
Preferred stock, no par: authorized 3,500,000 shares; issued none
Common stock, $1 par: authorized 750,000,000 shares, issued 337,126,000 and 337,126,000 shares	337	337
Surplus	365	399
Retained earnings	7,339	7,030
Accumulated other comprehensive loss	(276)	(224)
Treasury stock, at cost (408,000 and 4,688,000 shares)	(17)	(290)
Total shareholders’ equity	7,748	7,252
Total liabilities and shareholders’ equity	$112,268	$107,353

The accompanying condensed notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

(Dollars in millions, except per	Common Stock			Retained	Accumulated Other Comprehensive	Treasury Stock
share amounts, shares in thousands)	Shares	Amount	Surplus	Earnings	(Loss) Income	Shares	Amount	Total

Balance at December 31, 2005	337,126	$337	$266	$6,189	$(231)	3,501	$(194)	$6,367
Comprehensive income:
Net income				519				519
Change in net unrealized gain/loss on available-for-sale securities, net of related taxes of $(153) and reclassification adjustment					(213)			(213)
Foreign currency translation, net of related taxes of $30					62			62
Change in net unrealized gain/loss on hedges of net investments in non-U.S. subsidiaries, net of related taxes of $(9)					(16)			(16)
Change in minimum pension liability, net of related taxes of $3					4			4
Change in unrealized gain/loss on cash flow hedges, net of related taxes of $11					17			17
Total comprehensive income				519	(146)			373
Cash dividends declared ($.39 per share)				(129)				(129)
Common stock acquired						5,782	(368)	(368)
Common stock received under COVERS contracts			30			1,199	(26)	4
Common stock issued pursuant to:
Stock awards and options exercised, including tax benefit of $23			12			(3,983)	209	221
Other						(4)	1	1
Balance at June 30, 2006	337,126	$337	$308	$6,579	$(377)	6,495	$(378)	$6,469
Balance at December 31, 2006	337,126	$337	$399	$7,030	$(224)	4,688	$(290)	$7,252
Adjustment for effect of applying provisions of FSP No. FAS 13-2				(226)				(226)
Adjusted balance at January 1, 2007	337,126	$337	$399	$6,804	$(224)	4,688	$(290)	$7,026
Comprehensive income:
Net income				680				680
Change in net unrealized gain/loss on available-for-sale securities, net of related taxes of $(65) and reclassification adjustment					(97)			(97)
Foreign currency translation, net of related taxes of $22					42			42
Change in net unrealized loss on cash flow hedges, net of related taxes of $4					7			7
Change in net unrealized loss on hedges of net investments in non-U.S. subsidiaries, net of related taxes					(2)			(2)
Change in minimum pension liability, net of related taxes					(2)			(2)
Total comprehensive income				680	(52)			628
Cash dividends declared ($.43 per share)				(145)				(145)
Common stock issued pursuant to:
Stock awards and options exercised, including tax benefit of $36			(34)			(4,284)	274	240
Other						4	(1)	(1)
Balance at June 30, 2007	337,126	$337	$365	$7,339	$(276)	408	$(17)	$7,748

The accompanying condensed notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(In millions)	2007	2006
Operating Activities:
Net income	$680	$519
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash adjustments for depreciation, amortization, and deferred income tax expense	204	237
Income from discontinued operations	—	(16)
Securities gains, net	—	(11)
Change in trading account assets, net	(64)	(178)
Other, net	(723)	(322)
Net Cash Provided by (Used in) Operating Activities	97	229
Investing Activities:
Net decrease in interest-bearing deposits with banks	620	3,641
Net decrease (increase) in securities purchased under resale agreements and federal funds sold	3,906	(2,107)
Proceeds from sales of available-for-sale securities	1,657	2,664
Proceeds from maturities of available-for-sale securities	10,979	8,850
Purchases of available-for-sale securities	(15,048)	(12,069)
Proceeds from maturities of held-to-maturity securities	463	974
Purchases of held-to-maturity securities	(223)	(611)
Net increase in loans	(3,099)	(2,208)
Business acquisitions, net of cash acquired	(570)	—
Purchases of equity investments and other long-term assets	(110)	(93)
Purchases of premises and equipment	(231)	(177)
Other, net	7	33
Net Cash Used in Investing Activities	(1,649)	(1,103)
Financing Activities:
Net decrease in time deposits	(258)	(949)
Net increase in all other deposits	7,646	4,860
Net decrease in short-term borrowings	(4,799)	(763)
Proceeds of long-term debt, net of issuance costs	1,488	—
Payments for long-term debt and obligations under capital leases	(8)	(8)
Proceeds from issuance of treasury stock for options exercised	106	125
Purchases of common stock	—	(368)
Payments for cash dividends	(140)	(127)
Net Cash Provided by Financing Activities	4,035	2,770
Net Increase	2,483	1,896
Cash and due from banks at beginning of period	2,368	2,684
Cash and Due From Banks at End of Period	$4,851	$4,580

Non-cash investing and financing activities for the six months ended June 30, 2007 and 2006 were composed of commitments for construction costs of $111 million and $69 million, respectively, recorded in premises and equipment and other liabilities, in connection with a new foreign office lease agreement.

The accompanying condensed notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.   Summary of Significant Accounting Policies

Basis of Presentation

Unless otherwise indicated or unless the context requires otherwise, all references in these condensed notes to “State Street,” “we,” “us,” “our” or similar terms mean State Street Corporation and its subsidiaries on a consolidated basis. We are a financial holding company headquartered in Boston, Massachusetts with consolidated total assets of $112.27 billion, total deposits of $73.04 billion and total shareholders’ equity of $7.75 billion at June 30, 2007. We report two lines of business:

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

The interim consolidated financial statements accompanying these notes are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the results of operations in these financial statements, have been made. The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Results of operations for the three and six months ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. Certain previously reported amounts have been reclassified to conform to current period classifications.

The consolidated statement of condition at December 31, 2006, has been derived from the audited financial statements at that date, but does not include all footnotes required by U.S. generally accepted accounting principles for a complete set of financial statements. The accompanying interim consolidated financial statements and these condensed notes should be read in conjunction with the financial and risk factors information included in our 2006 Annual Report on Form 10-K, which we previously filed with the SEC.

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

Recent Accounting Developments

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. This new standard is designed to reduce complexity in accounting for financial instruments and lessen earnings volatility caused by measuring related assets and liabilities differently. The standard creates presentation and disclosure requirements designed to aid comparisons between companies that use different measurement attributes for similar types of assets and liabilities. The standard, which is expected to expand the use of fair value measurement, permits entities to choose to measure many financial instruments and certain other items at fair value, with unrealized gains and losses on those assets and liabilities recorded in earnings. The fair value option may be applied on a financial instrument by financial instrument basis, with a few exceptions and is irrevocable for those financial instruments once applied. The fair value option may only be applied to entire financial instruments, not portions of instruments.

The standard does not eliminate disclosures required by SFAS No. 107, Disclosures About Fair Value of Financial Instruments, or SFAS  No. 157, Fair Value Measurements. The provisions of the standard are effective for our consolidated financial statements beginning January 1, 2008. We are currently evaluating the potential impact of adoption of this standard on our consolidated financial position and results of operations, and as it relates to the potential impact of our adoption of SFAS 157, Fair Value Measurements. We discussed SFAS No. 157 in our 2006 Form 10-K.

Note 2.   Acquisitions and Divestitures

On July 2, 2007, we completed our acquisition of Investors Financial Services Corp., or Investors Financial, a bank holding company based in Boston with approximately $17 billion in total assets as of June 30, 2007. We exchanged approximately 60.8 million shares of our common stock, with an aggregate value of approximately $4.2 billion, for all of the outstanding common stock of Investors Financial. Financial results of Investors Financial will be included in our consolidated financial statements for the period beginning on July 2, 2007.

On March 2, 2007, we completed our acquisition of Currenex, Inc., an independently owned electronic foreign exchange trading platform. We paid approximately $564 million, net of liabilities assumed, and recorded the following significant assets: goodwill—$437 million; customer relationship and other intangibles—$174 million; and other tangible assets—$25 million. The customer relationship and other intangible assets are being amortized on a straight-line basis over a period of eight to twelve years.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 2.   Acquisitions and Divestitures (Continued)

Financial results of Currenex are included in the accompanying consolidated statement of income for the period beginning on March 2, 2007.

During the first quarter of 2006, we agreed to a plan of sale to finalize the divestiture of our ownership interest in Bel Air Investment Advisors LLC, and recorded income of approximately $16 million, or $10 million after-tax, related to the finalization of legal, selling and other costs recorded in connection with the divestiture. We completed the divestiture in July 2006. Additional information about this divestiture is included in our 2006 Form 10-K.

Note 3.   Investment Securities

Investment securities consisted of the following as of the dates indicated:

	June 30, 2007				December 31, 2006
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
(In millions)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$5,062		$67	$4,995	$7,701		$89	$7,612
Mortgage-backed securities	11,513	$9	305	11,217	11,685	$15	246	11,454
Subtotal	16,575	9	372	16,212	19,386	15	335	19,066
Asset-backed securities	25,807	20	41	25,786	25,646	28	40	25,634
Collateralized mortgage obligations	10,851	9	142	10,718	8,538	17	79	8,476
State and political subdivisions	5,150	16	20	5,146	3,740	20	11	3,749
Other debt investments	4,268	1	50	4,219	3,043	7	23	3,027
Money-market mutual funds	284	—	—	284	201	—	—	201
Other equity securities	353	30	—	383	269	24	1	292
Total	$63,288	$85	$625	$62,748	$60,823	$111	$489	$60,445
Held to maturity:
U.S. Treasury and federal agencies:
Direct obligations	$761		$16	$745	$846		$15	$831
Mortgage-backed securities	1,007	$2	23	986	1,084	$5	17	1,072
Subtotal	1,768	2	39	1,731	1,930	5	32	1,903
Collateralized mortgage obligations	2,260	1	59	2,202	2,357	5	41	2,321
Other investments	280	—	2	278	260	1	1	260
Total	$4,308	$3	$100	$4,211	$4,547	$11	$74	$4,484

Aggregate investment securities carried at $22.88 billion and $23.28 billion at June 30, 2007 and December 31, 2006, respectively, were designated as pledged for public and trust deposits, short-term borrowings and for other purposes as required by law.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 3.   Investment Securities (Continued)

Gross gains and losses realized from sales of available-for-sale securities were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2007	2006	2007	2006
Gross gains	$3	$24	$5	$24
Gross losses	4	10	5	13
Net (losses) gains	$(1)	$14	$—	$11

Note 4.   Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill were as follows for the six months ended June 30, 2007:

	Investment Servicing	Investment Management	Total
(In millions)
Balance at December 31, 2006	$1,376	$8	$1,384
Acquisition of Currenex	437	—	437
Other additions	24	—	24
Translation adjustments	8	—	8
Balance at June 30, 2007	$1,845	$8	$1,853

The gross carrying amount and accumulated amortization of other intangible assets were as follows as of June 30, 2007 and December 31, 2006:

	June 30, 2007			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(In millions)
Customer lists	$754	$(199)	$555	$564	$(170)	$394
Other	50	(12)	38	50	(10)	40
Total	$804	$(211)	$593	$614	$(180)	$434

Amortization expense related to other intangible assets was $15 million and $11 million for the quarters ended June 30, 2007 and 2006, respectively, and $27 million and $21 million for the six months ended June 30, 2007 and 2006, respectively.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 5.   Other Assets and Other Liabilities

Other assets included $3.07 billion and $3.06 billion of unrealized gains on derivative financial instruments at June 30, 2007 and December 31, 2006, respectively. Other liabilities included $3.08 billion and $3.06 billion of unrealized losses on derivative financial instruments at June 30, 2007 and December 31, 2006, respectively.

Note 6.   Long-Term Debt

During the second quarter of 2007, the parent company issued $700 million of senior debt, consisting of $250 million of floating-rate notes due in 2012 and $450 million of fixed-rate notes due in 2017. In addition, State Street Capital Trust IV, a Delaware statutory trust wholly owned by the parent company, issued $800 million in floating-rate capital securities and used the proceeds to purchase floating-rate junior subordinated debentures from the parent company. The capital securities represent an undivided preferred beneficial interest in those junior subordinated debentures, which are the only assets of the trust. The junior subordinated debentures have an initial scheduled maturity in June 2037 and an initial final repayment date in June 2067, each of which we may extend by ten years in specified circumstances. In accordance with existing accounting standards, we did not record the trust in our consolidated financial statements. The junior subordinated debentures qualify for inclusion in tier 1 capital.

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

On July 23, 2007, we redeemed an aggregate of $500 million of unsecured junior subordinated debentures issued by the parent company to two of our statutory business trusts, State Street Capital Trusts A and B, composed of $200 million of 7.94% debentures issued in 1996 and $300 million of 8.035% debentures issued in 1997. We paid the trusts the outstanding amount on the debentures plus accrued interest and an aggregate redemption premium of approximately $20 million. This redemption premium will be included in the merger and integration charge which we will record during the third quarter of 2007 in connection with the Investors Financial acquisition.

On July 23, 2007, the trusts, consistent with the terms of their applicable governing documents, redeemed their respective outstanding capital securities, with an aggregate liquidation amount of $500 million, corresponding to the debentures. The trusts paid to the holders of the outstanding capital securities the same amount that was paid by the parent company to the trusts to redeem the debentures.

Note 7.   Commitments and Contingencies

In the normal course of business, we hold assets under custody and management in a custodial or fiduciary capacity. Management conducts regular reviews of its responsibilities in this regard and considers the results in preparing the consolidated financial statements. In the opinion of management, no

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 7.   Commitments and Contingencies (Continued)

contingent liabilities existed at June 30, 2007, that would have had a material adverse effect on State Street’s consolidated financial position or results of operations.

On behalf of our customers, we lend their securities to brokers and other institutions. In most circumstances, we may indemnify our customers for the fair market value of those securities against a failure of the borrower to return such securities. Collateral funds received in connection with our securities lending services are held by us as agent and are not recorded in our consolidated statement of condition. We require the borrowers to provide collateral in an amount equal to or in excess of 100% of the fair market value of the securities borrowed. The borrowed securities are revalued daily to determine if additional collateral is necessary. The aggregate amount of indemnified securities loaned totaled $629.34 billion at June 30, 2007, and $506.03 billion at December 31, 2006. We held, as agent, cash and U.S. government securities totaling $645.60 billion and $527.37 billion as collateral for indemnified securities loaned at June 30, 2007 and December 31, 2006, respectively.

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

In the normal course of business, we are subject to challenges from U.S. and non-U.S. tax authorities regarding the amount of taxes due. These challenges may result in adjustments to the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. During 2004, the U.S. Internal Revenue Service completed its review of our federal income tax returns for tax years 1997, 1998 and 1999 and proposed to disallow tax deductions related to lease-in-lease-out, or LILO, transactions. We believe that we reported the tax effects of these transactions properly, based on applicable statutes, regulations and case law in effect at the time they were entered into. During the second quarter of 2005, we filed an appeal with the IRS, and are currently engaged in settlement discussions.

During 2005, the IRS announced that it had classified sale-in-lease-out, or SILO, transactions as tax shelters, or “listed transactions.” The IRS began its review of our tax returns for the years 2000—2003 during the second quarter of 2005 and is reviewing these SILO transactions. During the course of their review, which is ongoing, the IRS has proposed to disallow tax deductions related to certain SILO transactions. We believe that we reported the tax effects of these transactions properly, based on applicable statutes, regulations and case law in effect at the time they were entered into.

While it is unclear whether we will be able to reach an acceptable settlement with the IRS, management believes we are sufficiently accrued as of June 30, 2007 for tax exposures, including exposures related to LILO and SILO transactions, and related interest expense. In future periods, if management revises its evaluation of this tax position, the effect of the revision will be recorded in income tax expense in that period.

Earlier this year, the U.S. Senate passed legislation that included provisions that would defer the income tax recognition of tax losses generated by non-U.S. leases in our leveraged lease portfolio. We believed at the time that it was possible that enactment of this legislation could have a material negative impact on our consolidated results of operations in the period of enactment. However, the legislation that

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 7.   Commitments and Contingencies (Continued)

was ultimately enacted into law did not include the provisions related to leveraged leases. While similar legislation may be considered by Congress again in the future, we currently cannot predict the nature of the provisions or, as a result, the potential impact, of such legislation.

As we discussed in Note 1, we applied the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, on January 1, 2007, when our liability for unrecognized tax benefits was $115 million. The application of the Interpretation’s provisions did not change this liability. The liability includes $95 million of interest, $93 million of which relates to tax positions for certain of our leveraged leases for which the timing of tax deductions is uncertain. Aside from interest, the deferral of tax deductions will not affect the annual effective tax rate, but will accelerate payment. We record interest, and penalties if any, related to unrecognized tax benefits as a component of income tax expense. It is reasonably possible that we will settle our issue, now at IRS appeals, by the end of 2007. The earliest year open to examination in our major jurisdictions is 1997.

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

The trusts had a weighted-average life of approximately 8.0 years at June 30, 2007, compared to approximately 4.9 years at December 31, 2006. Under separate agreements, we provide standby bond purchase agreements to most of these trusts, which obligate State Street to acquire the bonds at par value in the event that the re-marketing agent is unable to place the certificated interests of the trusts with investors. The standby bond purchase agreements are subject to early termination by State Street in the event of a shortfall in the required over-collateralization in the trust. As the primary standby bond purchase agreement provider, we are not obligated to acquire bonds in the event of the following credit events: payment default, bankruptcy of issuer or credit enhancement provider, imposition of taxability, or downgrade of an asset held by the trust below investment grade. Our commitments to the trusts under these standby bond purchase agreements totaled $2.52 billion at June 30, 2007, none of which were utilized at period-end. In the event that our obligations under these agreements are triggered, no material impact to our consolidated financial position or results of operations would occur, because the bonds are recorded in our consolidated statement of condition.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 8.   Securitizations and Variable Interest Entities (Continued)

Asset-Backed Commercial Paper Programs

We established an asset-backed commercial paper program in 1992. Currently, we administer four third-party-owned, special purpose, multi-seller asset-backed commercial paper programs, or “conduits,” that purchase financial assets with various asset classifications from a variety of third parties. These conduits, which are structured as bankruptcy-remote limited liability companies, provide access to the efficiencies of the global commercial paper markets, which have historically offered an attractive cost of financing relative to bank-based borrowing. We hold no equity ownership in these conduits, which typically meet the definition of a variable interest entity as defined by existing accounting standards, and are not the primary beneficiary. As a result, we do not record these conduits in our consolidated financial statements. At June 30, 2007 and December 31, 2006, total assets in unconsolidated conduits were $28.81 billion and $25.25 billion, respectively.

Asset purchases by the conduits are funded by issuing commercial paper, which is supported by liquidity asset purchase agreements and backup liquidity lines of credit, the majority of which are provided by us. In addition, we provide direct credit support to the conduits in the form of standby letters of credit. All fees are charged on a market basis. Our commitments under these liquidity asset purchase agreements and backup lines of credit totaled $27.87 billion, and our commitments under the standby letters of credit totaled $1.02 billion, at June 30, 2007. The sellers continue to service the transferred assets and absorb the first losses of the conduits by providing collateral in the form of excess assets also known as over-collaterization.

Deterioration in asset performance or certain other factors may shift the asset risk from the commercial paper investors to us as the liquidity or credit enhancement provider. In addition, the conduits may need to draw upon the backup facilities to repay maturing commercial paper. In these instances, we would either acquire the assets of the conduits or make loans to the conduits secured by the conduits’ assets. Potential losses, if any, from these conduits’ activities are not expected to materially affect our consolidated financial position or results of operations.

Collateralized Debt Obligations

We manage a series of collateralized debt obligations, or CDOs. A CDO is a managed investment vehicle which purchases a portfolio of diversified highly-rated assets. A CDO funds purchases through the issuance of several tranches of debt and equity, the repayment and return of which are linked to the performance of the assets in the CDO. Typically, our involvement is as collateral manager. We may also invest in a small percentage of the debt issued. These entities typically meet the definition of a variable interest entity as defined by existing accounting standards. We are not the primary beneficiary of these CDOs, and as a result do not record these CDOs in our consolidated financial statements. At June 30, 2007 and December 31, 2006, total assets in these CDOs were $5.44 billion and $3.48 billion, respectively.

Note 9.   Shareholders’ Equity

During the second quarter of 2007, we amended our Restated Articles of Organization to increase the number of shares of common stock authorized for issuance by State Street from 500 million to 750 million.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 9.   Shareholders’ Equity (Continued)

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of taxes, were as follows as of the dates indicated:

(In millions)	June 30, 2007	December 31, 2006
Unrealized loss on available-for-sale securities	$(324)	$(227)
Foreign currency translation	239	197
Minimum pension liability	(188)	(186)
Unrealized loss on hedges of net investments in non-U.S. subsidiaries	(9)	(7)
Unrealized gain (loss) on cash flow hedges	6	(1)
Total	$(276)	$(224)

Total comprehensive income for the six months ended June 30, 2007 was $628 million, composed of $680 million of net income less $52 million of other comprehensive loss, which represents the overall change in accumulated other comprehensive loss presented in the above table. Total comprehensive income for the six months ended June 30, 2006, was $373 million, composed of $519 million of net income less $146 million of other comprehensive loss.

Total comprehensive income for the three months ended June 30, 2007 and 2006 was $237 million and $200 million, respectively.

Common Stock Purchases

In March 2007, our Board of Directors authorized the purchase of up to 15 million shares of our common stock for general corporate purposes, including mitigating the dilutive impact of shares issued under employee benefit plans, in addition to its previous authorization of up to 15 million shares in 2006. We did not purchase any of our common stock during the first six months of 2007 under either program, and as of June 30, 2007, 27.2 million shares remained available for future purchase under the combined authorization. We generally employ third-party broker-dealers to acquire shares on the open market in connection with our stock purchase program.

On July 20, 2007, we entered into an accelerated share repurchase, under which we committed to repurchase $1 billion of our common stock. The total number of shares repurchased will depend, in part, on the weighted average price per share of our common stock paid by our dealer over the repurchase period, which is not expected to exceed six months. The total number of shares to be repurchased is also subject to other conditions and adjustments. Based on the closing sale price per share of our common stock on July 19, 2007, which was $71.39, we expect that approximately 13.2 million shares will remain available for future purchase under the combined authorization described above after the completion of the accelerated share repurchase.

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

The following table summarizes the contractual or notional amounts of derivative financial instruments held or issued for trading and asset and liability management as of the dates indicated:

(In millions)	June 30, 2007	December 31, 2006
Trading:
Interest-rate contracts:
Swap agreements	$6,830	$1,011
Options and caps purchased	1,218	1,216
Options and caps written	3,124	3,224
Futures	365	154
Foreign exchange contracts:
Forward, swap and spot	610,901	492,063
Options purchased	14,061	8,313
Options written	12,638	8,063
Futures	906	—
Asset and Liability Management:
Interest rate contracts:
Swap agreements	$3,443	$2,770
Foreign exchange contracts:
Swap agreements	135	132

In connection with our asset and liability management activities, we have executed interest-rate swap agreements designated as fair value and cash flow hedges to manage interest-rate risk. The notional values of these interest-rate contracts and the related assets or liabilities being hedged were as follows as of the dates indicated:

	June 30, 2007			December 31, 2006
(In millions)	Fair Value Hedges	Cash Flow Hedges	Total	Fair Value Hedges	Cash Flow Hedges	Total
Available-for-sale investment securities	$2,175		$2,175	$1,452		$1,452
Interest-bearing time deposits	118		118	118	$300	418
Long-term debt(1)	700	$450	1,150	700	200	900
Total	$2,993	$450	$3,443	$2,270	$500	$2,770

(1)                As of June 30, 2007 and December 31, 2006, the fair value hedges of long-term debt decreased the value of long-term debt presented in the accompanying consolidated statement of condition by $27 million and $9 million, respectively.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 10.   Derivative Financial Instruments (Continued)

The contractual rates and weighted-average rates, which include the effects of hedges related to these financial instruments, were as follows for the periods indicated:

	Three Months Ended June 30,
	2007		2006
	Contractual Rates	Rate Including Impact of Hedges	Contractual Rates	Rate Including Impact of Hedges
Interest-bearing time deposits	4.29%	5.35%	4.93%	3.57%
Long-term debt	6.60	6.71	6.72	6.87

	Six Months Ended June 30,
	2007		2006
	Contractual Rates	Rate Including Impact of Hedges	Contractual Rates	Rate Including Impact of Hedges
Interest-bearing time deposits	4.45%	5.04%	4.73%	3.40%
Long-term debt	6.68	6.81	6.68	6.60

We have entered into foreign exchange forward contracts with an aggregate notional amount of €100 million, or approximately $135 million, to hedge a portion of our net investments in non-U.S. subsidiaries. As a result, a net after-tax loss of $2 million was recorded in other comprehensive income related to this hedge for the six months ended June 30, 2007.

Note 11.   Net Interest Revenue

Net interest revenue consisted of the following for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2007	2006	2007	2006
Interest Revenue:
Deposits with banks	$64	$113	$137	$223
Investment securities:
U.S. Treasury and federal agencies	239	244	496	496
State and political subdivisions	48	19	88	36
Other investments	568	429	1,088	815
Securities purchased under resale agreements and federal funds sold	183	145	379	276
Commercial and financial loans	89	51	156	90
Lease financing	—	20	8	35
Trading account assets	12	13	23	24
Total interest revenue	1,203	1,034	2,375	1,995
Interest Expense:
Deposits	505	451	1,016	841
Other borrowings	252	276	543	539
Long-term debt	61	45	106	87
Total interest expense	818	772	1,665	1,467
Net interest revenue	$385	$262	$710	$528

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 12.   Employee Benefit Plans

The components of net periodic benefit cost were as follows for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
(In millions)	2007	2006	2007	2006	2007	2006	2007	2006
Service cost	$18	$16	$1	$1	$35	$32	$2	$2
Interest cost	13	11	1	1	26	22	2	2
Expected return on plan assets	(13)	(13)	—	—	(26)	(26)	—	—
Amortization of net loss	4	6	—	1	9	11	—	1
Net periodic benefit cost	$22	$20	$2	$3	$44	$39	$4	$5

Expected employer contributions to our primary and non-U.S. defined benefit pension plans, non-qualified supplemental employee retirement plans and post-retirement plan for the year ending December 31, 2007, which are unchanged from that disclosed in note 17 to the consolidated financial statements in our 2006 Form 10-K, are $14 million, $7 million and $8 million, respectively. We made contributions of approximately $11 million to these plans for the six months ended June 30, 2007.

Note 13.   Other Operating Expenses

Other operating expenses consisted of the following for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2007	2006	2007	2006
Professional services	$52	$38	$87	$76
Other	131	96	222	174
Total other operating expenses	$183	$134	$309	$250

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 14.   Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2007	2006	2007	2006
Net Income	$366	$227	$680	$519
Average Shares Outstanding (in thousands):
Basic average shares	335,769	330,804	334,908	331,777
Effect of dilutive securities:
Stock options and stock awards	5,309	5,042	4,403	4,292
Equity-related financial instruments	23	33	27	33
Diluted average shares	341,101	335,879	339,338	336,102
Anti-dilutive securities(1)	1,091	973	1,091	973
Earnings per Share:
Basic	$1.09	$.69	$2.03	$1.57
Diluted	1.07	.68	2.00	1.55

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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 15.   Line of Business Information (Continued)

The following is a summary of line of business results on a continuing operations basis.

	For the Three Months Ended June 30,
	Investment Servicing		Investment Management		Total
(Dollars in millions, except where otherwise noted)	2007	2006	2007	2006	2007	2006
Fee Revenue:
Servicing fees	$766	$683			$766	$683
Management fees	—	—	$284	$232	284	232
Trading services	260	258	—	—	260	258
Securities finance	121	97	41	31	162	128
Processing fees and other	50	57	15	17	65	74
Total fee revenue	1,197	1,095	340	280	1,537	1,375
Net interest revenue after provision for loan losses	341	231	44	31	385	262
(Losses) Gains on sales of available-for-sale investment securities, net	(1)	14	—	—	(1)	14
Total revenue	1,537	1,340	384	311	1,921	1,651
Operating expenses	1,118	973	240	203	1,358	1,176
Income from continuing operations before income tax expense	$419	$367	$144	$108	$563	$475
Pre-tax margin	27%	28%	38%	34%
Average assets (in billions)	$109.4	$104.0	$3.7	$2.9	$113.1	$106.9

	For the Six Months Ended June 30,
	Investment Servicing		Investment Management		Total
(Dollars in millions, except where otherwise noted)	2007	2006	2007	2006	2007	2006
Fee Revenue:
Servicing fees	$1,484	$1,340			$1,484	$1,340
Management fees	—	—	$545	$452	545	452
Trading services	480	488	—	—	480	488
Securities finance	195	158	65	51	260	209
Processing fees and other	108	112	30	34	138	146
Total fee revenue	2,267	2,098	640	537	2,907	2,635
Net interest revenue after provision for loan losses	629	470	81	58	710	528
Gains on sales of available-for-sale investment securities, net	—	11	—	—	—	11
Total revenue	2,896	2,579	721	595	3,617	3,174
Operating expenses	2,113	1,883	458	389	2,571	2,272
Income from continuing operations before income tax expense	$783	$696	$263	$206	$1,046	$902
Pre-tax margin	27%	27%	36%	35%
Average assets (in billions)	$106.9	$102.5	$3.5	$2.9	$110.4	$105.4

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors
State Street Corporation

We have reviewed the condensed consolidated statement of condition of State Street Corporation as of June 30, 2007, and the related condensed consolidated statements of income for the three- and six-month periods ended June 30, 2007 and 2006, and the consolidated statements of changes in shareholders’ equity and cash flows for the six-month periods ended June 30, 2007 and 2006. These financial statements are the responsibility of the Corporation’s management.

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

Boston, Massachusetts
August 2, 2007

FORM 10-Q PART I CROSS-REFERENCE INDEX

The information required by the items presented below is incorporated herein by reference from the “Financial Information” section of this Form 10-Q.

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Consolidated Statement of Income for the three and six months ended June 30, 2007 and 2006	29
	Consolidated Statement of Condition as of June 30, 2007 and December 31, 2006	30
	Consolidated Statement of Changes in Shareholders’ Equity for the six months ended June 30, 2007 and 2006	31
	Consolidated Statement of Cash Flows for the six months ended June 30, 2007 and 2006	32
	Condensed Notes to Consolidated Financial Statements	33
	Report of Independent Registered Public Accounting Firm	47
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	2
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	28

PART II.   OTHER INFORMATION

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our annual meeting of shareholders held on April 18, 2007, the following nominees for Director were elected:

	Number of Shares
	For	Withheld
Tenley E. Albright, M.D.	286,982,794	6,841,954
Kennett F. Burnes	292,167,471	1,657,277
Peter Coym	291,838,916	1,985,832
Nader F. Darehshori	283,948,625	9,876,124
Amelia C. Fawcett	291,933,669	1,891,080
Arthur L. Goldstein	287,280,880	6,543,868
David P. Gruber	292,019,241	1,805,508
Linda A. Hill	288,691,553	5,133,196
Charles R. LaMantia	287,304,649	6,520,100
Ronald E. Logue	287,580,759	6,243,989
Maureen J. Miskovic	291,808,010	2,016,739
Richard P. Sergel	273,037,187	20,787,562
Ronald L. Skates	292,378,562	1,446,186
Gregory L. Summe	291,519,387	2,305,361
Diana Chapman Walsh	292,077,617	1,747,132
Robert E. Weissman	283,560,943	10,263,806

In addition, the following actions were voted upon at the meeting:

	Number of Shares
	For	Against	Abstain	Broker Non-Votes
Approval of an increase in State Street’s authorized shares of common stock from 500,000,000 to 750,000,000	283,812,520	9,337,420	674,808	—
Ratification of the selection of Ernst & Young LLP as State Street’s independent registered public accounting firm for the year ended December 31, 2007	285,086,590	8,210,294	527,864	—

ITEM 6.                EXHIBITS

Exhibit Number
12	Ratios of earnings to fixed charges
15	Letter regarding unaudited interim financial information
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STATE STREET CORPORATION
Date: August 3, 2007	By:	/s/ EDWARD J. RESCH
Edward J. Resch
Executive Vice President, Chief Financial Officer and Treasurer
Date: August 3, 2007	By:	/s/ JAMES J. MALERBA
James J. Malerba
Senior Vice President and Corporate Controller

EXHIBIT INDEX

12	Ratios of earnings to fixed charges
15	Letter regarding unaudited interim financial information
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certifications