Form 10-Q
period 2007-09-30
STATE STREET CORP
filed 2007-11-02
CIK 93751

Use these links to rapidly review the document
Table of Contents
FORM 10-Q PART I CROSS-REFERENCE INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒        Accelerated filer ☐        Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The number of shares of State Street's common stock outstanding on October 31, 2007 was 386,205,577.

STATE STREET CORPORATION

Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2007

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

OVERVIEW

        State Street Corporation is a financial holding company headquartered in Boston, Massachusetts. Through its subsidiaries, including its principal bank subsidiary, State Street Bank and Trust Company, State Street provides a full range of products and services to meet the needs of institutional investors worldwide. Unless otherwise indicated or unless the context requires otherwise, all references in this Management's Discussion and Analysis to "State Street," "we," "us," "our" or similar terms mean State Street Corporation and its subsidiaries on a consolidated basis. At September 30, 2007, we had consolidated total assets of $139.89 billion, total deposits of $93.00 billion, total shareholders' equity of $11.25 billion and employed 26,425.

        Our customers include mutual funds and other collective investment funds, corporate and public retirement plans, insurance companies, foundations, endowments and other investment pools, and investment managers. Our two lines of business, Investment Servicing and Investment Management, provide products and services including custody, recordkeeping, daily pricing and administration, shareholder services, foreign exchange, brokerage and other trading services, securities finance, deposit and short-term investment facilities, loan and lease financing, investment manager and hedge fund manager operations outsourcing, performance, risk and compliance analytics, investment research and investment management, including passive and active U.S. and non-U.S. equity and fixed income strategies. We had $15.15 trillion of assets under custody and $2 trillion of assets under management at September 30, 2007. Financial information about our business lines is provided later in the "Line of Business Information" section.

        This Management's Discussion and Analysis is part of our Quarterly Report on Form 10-Q to the SEC, and updates the Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2006, which we refer to as the 2006 Form 10-K, and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007. We previously filed these reports with the SEC. You should read the financial information in this Form 10-Q in conjunction with the financial information contained in those filings. Certain amounts previously reported have been reclassified to conform to current period classifications.

        We prepare our consolidated financial statements in accordance with United States generally accepted accounting principles, which we refer to as GAAP, and which require management to make judgments in the application of its accounting policies that involve significant estimates and assumptions about the effect of matters that are inherently uncertain. Accounting policies considered relatively more significant in this respect are accounting for lease financing, goodwill, income taxes and pension costs. Additional information about these accounting policies is included in the "Significant Accounting Estimates" section of Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2006 Form 10-K. Other than our application of the provisions of FASB Staff Position No. FAS 13-2 and Interpretation No. 48, which are discussed in note 1 to the consolidated financial statements in this Form 10-Q, there were no significant changes to these accounting policies during the first nine months of 2007.

THIRD QUARTER DEVELOPMENTS

        On July 2, 2007, we completed our acquisition of Investors Financial Services Corp., a bank holding company based in Boston with approximately $17 billion in total assets and approximately $1.9 trillion in assets under custody. We acquired Investors Financial in order to enhance our position as a worldwide service provider to institutional investors. We exchanged approximately 60.8 million shares of our common stock, with an aggregate value of approximately $4.2 billion, for all of the outstanding common stock of Investors Financial. Results of operations of Investors Financial are included in our consolidated financial statements beginning on July 2, 2007. Accordingly, our financial results for the third quarter of 2007, included in the accompanying consolidated financial statements and discussed in this Management's Discussion and Analysis, include results for the third quarter of 2007 of the acquired Investors Financial business.

        In connection with the acquisition, we recorded goodwill of $2.7 billion and other intangible assets, specifically customer relationship and core deposit intangibles, of $1.4 billion. In addition, we recorded merger and integration costs of $141 million in our statement of income during the third quarter of 2007. Additional information about the acquisition, including the goodwill and other intangible assets and the merger and integration costs, is provided in notes 2 and 4 to the consolidated financial statements in this Form 10-Q.

        During the third quarter of 2007, we repurchased 13.4 million shares of our common stock in connection with the $1 billion accelerated share repurchase program announced on July 20, 2007. The total number of shares repurchased will depend, in part, on the weighted-average price per share of our common stock over the repurchase period. This period is not expected to exceed six months from commencement of the program. The total number of shares to be repurchased is also subject to other conditions and adjustments. Additional information with respect to this accelerated share repurchase program is in the "Capital—Regulatory Capital" section of this Management's Discussion and Analysis.

FORWARD-LOOKING STATEMENTS

        This Form 10-Q, particularly this Management's Discussion and Analysis, and the discussion in Part II Item 1A, "Risk Factors," in this Form 10-Q, contains statements that are considered "forward-looking statements" within the meaning of United States securities laws. In addition, management may make other written or oral communications from time to time that contain forward-looking statements. Forward-looking statements, including statements about industry trends, management's future expectations and other matters that do not relate strictly to historical facts, are based on assumptions by management, and are often identified by such forward-looking terminology as "expect," "look," "believe," "anticipate," "estimate," "seek," "may," "will," "trend," "target" and "goal," or similar statements or variations of such terms.

        These statements are subject to various risks and uncertainties, which change over time, and are based on management's expectations and assumptions at the time the statements are made, and are not guarantees of future results. Management's expectations and assumptions, and the continued validity of the forward-looking statements, are subject to change due to a broad range of factors affecting the national and global economies, the equity, debt, currency and other financial markets, as well as factors specific to the parent company and to our principal bank subsidiary, State Street Bank and Trust Company.

        Factors that could cause changes in the expectations or assumptions on which forward-looking statements are based include, but are not limited to:

  •
  Our ability to integrate and convert acquisitions into our business, including our acquisition of Investors Financial;

  •
  The level and volatility of interest rates, particularly in the U.S. and Europe; the performance and volatility of securities, currency and other markets in the U.S. and internationally; and economic conditions and monetary and other governmental actions designed to address those conditions;

  •
  The liquidity of the U.S. and European securities markets, particularly the markets for fixed-income securities, including asset-backed commercial paper, as well as the liquidity requirements of our customers;

  •
  Our ability to attract non-interest bearing deposits and other low-cost funds;

  •
  The performance of, and demand for, the investment products we offer;

  •
  The competitive environment in which we operate, including our ability to cross-sell services to our customers and to maintain service levels, technology and product offerings that are sufficient to attract new customers and retain current customers;

  •
  The enactment of legislation, including tax legislation, and changes in regulation and enforcement that impact State Street and its customers, as well as the effects of legal and regulatory proceedings, including litigation;

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

        Therefore, actual outcomes and results may differ materially from what is expressed in our forward-looking statements, and those statements should not be relied upon as representing our expectations or beliefs as of any date subsequent to the date this Form 10-Q is filed with the SEC. Additional information about important factors that could cause our actual financial results to differ materially from those indicated by any forward-looking statements is provided in our 2006 Form 10-K and in this Form 10-Q, particularly in Item 1A, "Risk Factors," in each report. You should read and consider the risk factors discussed in our 2006 Form 10-K and in this Form 10-Q in conjunction with the information provided in this Form 10-Q. We undertake no obligation to revise the forward-looking statements contained in this Form 10-Q to reflect events after its filing date.

OVERVIEW OF FINANCIAL RESULTS

	Quarters Ended September 30,			Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2007(1)	2006	% Change	2007(1)	2006	% Change
Total fee revenue	$1,782	$1,246	43%	$4,689	$3,881	21%
Net interest revenue	464	266	74	1,174	794	48
(Losses) Gains on sales of available-for-sale investment securities, net	(6)	3		(6)	14

Total revenue	2,240	1,515	48	5,857	4,689	25
Total operating expenses(2)	1,689	1,090	55	4,260	3,362	27

Income from continuing operations before income tax expense	551	425	30	1,597	1,327	20
Income tax expense from continuing operations	193	147	31	559	540	4

Income from continuing operations	358	278	29	1,038	787	32
Income from discontinued operations	—	—		—	10

Net income	$358	$278		$1,038	$797

Earnings Per Share From Continuing Operations(3):
Basic	$.92	$.84	10	$2.95	$2.38	24
Diluted	.91	.83	10	2.91	2.35	24
Earnings Per Share(3):
Basic	.92	.84		2.95	2.41
Diluted	.91	.83		2.91	2.38
Cash dividends declared	.22	.20		.65	.59
Return on shareholders' equity from continuing operations	12.6%	16.4%		15.9%	16.0%
Return on shareholders' equity	12.6	16.4		15.9	16.2

(1)
Financial results for the third quarter and first nine months of 2007 include results of the acquired Investors Financial business for the third quarter of 2007.

(2)
Amounts for third quarter and first nine months of 2007 include merger and integration costs of $141 million, or $91 million after-tax, recorded in connection with the acquisition of Investors Financial.

(3)
Earnings per share for the third quarter and first nine months of 2007 reflect the issuance of 60.8 million shares on July 2, 2007 in connection with the acquisition of Investors Financial.

Summary

        Our financial results for the third quarter and first nine months of 2007 continued to reflect growth in revenue along with our ability to balance expense growth with revenue growth. Other highlights for the third quarter and first nine months of 2007 relative to the 2006 periods are as follows:

  •
  Compared to the third quarter of 2006, servicing fees grew 37%, management fees grew 26%, trading service revenue grew 87% and securities finance revenue grew 90%, contributing to aggregate growth of 43% in total fee revenue, of which the acquired Investors Financial business contributed a 16% increase, primarily in servicing fees.

  •
  In the year-to-date comparison, servicing fees grew 20%, management fees grew 22%, trading services revenue grew 21% and securities finance revenue grew 44%, contributing to aggregate growth of 21% in total fee revenue.

  •
  Net interest revenue grew 74% and net interest margin grew 51 basis points compared to last year's third quarter. In the year-to-date comparison, net interest revenue grew 48% and net interest margin grew 40 basis points.

  •
  Total operating expenses grew 55% compared to last year's third quarter, with Investors Financial contributing a 16% increase, and grew 27% in the nine-month comparison. These expenses for 2007 included $141 million of merger and integration costs recorded in connection with our acquisition of Investors Financial.

  •
  State Street Global Advisors, which we refer to as SSgA, generated $26 billion of net new business in assets under management during the third quarter and $134 billion for the first nine months of 2007.

  •
  We ended the third quarter of 2007 with record levels, for State Street, of assets under custody and assets under management.

        Our financial results for the third quarter of 2007 are discussed in the following "Financial Highlights" section, with more detailed information about the third quarter and first nine months of 2007 provided in the "Consolidated Results of Operations" section of this Management's Discussion and Analysis.

Financial Highlights

        Third quarter 2007 net income of $358 million increased 29%, and diluted earnings per share of $.91 increased 10%, from net income of $278 million and diluted earnings per share of $.83 for the third quarter of 2006. Net income was $1,038 million and diluted earnings per share was $2.91 for the first nine months of 2007, compared to income from continuing operations of $787 million and diluted earnings per share from continuing operations of $2.35 for the first nine months of 2006. Net income of $797 million for the first nine months of 2006 included income from discontinued operations of $10 million (gross income of $16 million reduced by related income tax expense of $6 million), or $.03 per share, which resulted from the finalization of legal, selling and other costs recorded in connection with our divestiture of Bel Air Investment Advisors LLC. Additional information about the Bel Air divestiture is included in note 2 to the consolidated financial statements in this Form 10-Q.

        Comparing the third quarter of 2007 to the third quarter of 2006, our total revenue grew 48% to $2.2 billion. Total fee revenue was up 43%, with increases in all income statement revenue line items except processing fees and other, which was down 6%. The growth in fee revenue was composed of growth in servicing fees, up 37%, management fees, up 26%, trading services revenue, up 87% and securities finance revenue, up 90%. The acquired Investors Financial business contributed about one-third of the increase in total fee revenue.

        Both servicing fees and management fees benefited from increases in net new business and favorable equity market performance, with servicing fees also reflecting the contribution of the acquired Investors Financial business. Trading services revenue benefited from increases in customer volumes and currency volatility, both of which were driven by the disruption experienced in the global fixed-income securities markets during the third quarter of 2007, as well as the contribution of the acquired Investors Financial business. Trading services revenue also benefited from the contribution of revenue from the Currenex business, which we acquired in March 2007. The increase in securities finance revenue was driven by higher securities lending volumes from both existing and new customers and by wider spreads, which benefited from an increase in volatility attributable to the above-mentioned fixed-income markets disruption. Spreads also benefited from the Federal Reserve's 50-basis-point reduction in the federal funds rate in September 2007. The decline in processing fees and other revenue primarily reflected the impact of the fixed-income markets disruption experienced during the third quarter, as revenue from our Structured Products group's asset-backed commercial paper business decreased.

        Net interest revenue increased 74% compared to the prior year third quarter, with a related increase in net interest margin of 51 basis points. The increases were primarily due to a favorable funding mix, including a higher volume of non-U.S. transaction deposits at higher spreads, as well as the addition of interest-earning assets from the acquired Investors Financial business and the ongoing impact of our investment securities portfolio repositioning. Overall, we continue to benefit from higher levels of customer deposits and the continued favorable non-U.S. interest rate environment and stable U.S. interest rates.

        Total operating expenses increased 55% to $1.69 billion, primarily the result of increased incentive compensation due to improved performance, the addition of the operating expenses of the acquired Investors Financial business, which contributed a 16% increase, and increased staffing levels to support new business. Total operating expenses for the third quarter of 2007 included $141 million of merger and integration costs recorded in connection with the acquisition of Investors Financial. Excluding the merger and integration costs, total operating expenses were $1.55 billion, which represents 42% growth over the third quarter of 2006. With growth in total revenue of 48% exceeding the growth in total operating expenses of 42%, excluding the merger and integration costs, for the third quarter of 2007, we achieved positive operating leverage of approximately 580 basis points. We define operating leverage as the difference between the growth rate of total revenue and the growth rate of total operating expenses, with total operating expenses adjusted to exclude the impact of non-recurring expenses.

        Our Investment Management business continued to generate increased revenue, principally from increased customer demand for active investment management products, such as enhanced indexing and active quantitative management, which earn a higher level of fees than other products. Revenue from the Investment Management business line increased 26% for the third quarter of 2007 compared to the third quarter of 2006. Net new business totaled $26 billion in assets under management in the third quarter of 2007, compared to net new business of $33 billion in last year's third quarter. On a year-to-date basis, net new business totaled $134 billion for 2007 compared to $62 billion for the 2006 period. Net new business is measured as the aggregate value of new asset management business added less asset management business lost during the period.

        At September 30, 2007, we had aggregate assets under custody of $15.15 trillion, which grew 28% from $11.85 trillion at December 31, 2006, and 34% from $11.27 trillion at September 30, 2006. The total assets under custody at September 30, 2007 included assets under custody contributed by the acquired Investors Financial business of $1.9 trillion. At the same date, we had aggregate assets under management of $2 trillion, which grew 14% from $1.75 trillion at December 31, 2006 and 22% from $1.63 trillion at September 30, 2006.

        Our effective tax rate for the third quarter of 2007 was 35%, compared to 34.6% from continuing operations for the third quarter of 2006, and 38.1% for full-year 2006. The effective rate for full-year 2006 reflected increased income tax expense that resulted from tax-related adjustments recorded in the second and fourth quarters of 2006 primarily associated with tax legislation and leveraged leases.

Financial Goals

        In our 2006 Form 10-K, we reaffirmed our long-term financial goals for State Street. However, in anticipation of our then-planned acquisition of Investors Financial, and subsequently as a result of our financial results and those of Investors Financial for the second quarter of 2007, we adjusted our financial goals for full-year 2007, as follows:

  •
  Growth in operating-basis revenue of between 20% and 22%;

  •
  Growth in operating-basis earnings per share from continuing operations of between 10% and 15%; and

  •
  Operating-basis return on shareholders' equity from continuing operations of between 14% and 17%.

        Operating-basis results, as defined by management, include fully taxable-equivalent net interest revenue, reflecting increases related to tax-equivalent adjustments of $17 million and $9 million for the third quarters of 2007 and 2006, respectively, and $41 million and $33 million respectively for each of the nine-month periods of 2007 and 2006, with a corresponding charge to income tax expense. Operating-basis results for the quarter and nine months ended September 30, 2007 exclude $141 million ($91 million after-tax), equivalent to $.24 per share, of merger and integration costs recorded in connection with the Investors Financial acquisition. Operating-basis results for the nine months ended September 30, 2006 exclude tax-related adjustments of $83 million recorded in the second quarter of 2006 primarily associated with tax legislation and leveraged leases.

        Management measures our financial goals and related results on an operating basis to provide financial information that is comparable from period to period, and to present comparable financial trends with respect to our ongoing business operations. The use of fully taxable-equivalent net interest revenue facilitates the comparison of revenues from both taxable and non-taxable sources. In addition, the merger and integration costs and the tax-related adjustments are not associated with our normal ongoing business operations, and as a result could prevent a meaningful comparison of earnings per share and return on shareholders' equity with those of other periods. Management believes that operating-basis financial information, which includes the impact of revenue from non-taxable sources and excludes the impact of these non-recurring expenses, facilitates an investor's understanding and analysis of State Street's underlying performance and trends in addition to financial information prepared in accordance with GAAP.

        For the first nine months of 2007 compared to the first nine months of 2006, we continued to make progress toward achieving our financial goals for 2007. As presented in the table below, we increased our operating-basis earnings per share from continuing operations by 21%, from $2.60 to $3.15; our operating-basis revenue increased 25% from $4.722 billion to $5.898 billion; and we achieved operating-basis return on shareholders' equity of 17.3%.

RECONCILIATION OF REPORTED RESULTS TO OPERATING-BASIS RESULTS

	Nine Months Ended September 30, 2007					Nine Months Ended September 30, 2006					2007 vs 2006
(Dollars in millions, except per share amounts)	Reported Results	Adjustments			Operating Results	Reported Results	Adjustments			Operating Results	% Change(4)
Fee revenue	$4,689				$4,689	$3,881				$3,881	21%
Net interest revenue	1,174		$41	(1)	1,215	794		$33	(1)	827	47
(Losses) Gains on sales of available-for-sale investment securities, net	(6)		—		(6)	14		—		14

Total revenue	5,857		41		5,898	4,689		33		4,722	25
Total operating expenses	4,260		(141)	(2)	4,119	3,362		—		3,362	23

Income from continuing operations before income tax expense	1,597		182		1,779	1,327		33		1,360	31
Income tax expense	559		50	(2)	609	540		(83	)(3)	457
Taxable-equivalent adjustment	—		41	(1)	41	—		33	(1)	33

Income from continuing operations	$1,038		$91		$1,129	$787		$83		$870	30

Diluted earnings per share	$2.91	$	..24		$3.15	$2.35	$	..25		$2.60	21
Return on equity from continuing operations	15.9%		1.4%		17.3%	16.0%		1.7%		17.7%

(1)
Taxable-equivalent adjustments are not included in reported results.

(2)
Merger and integration costs are direct and incremental costs to integrate the acquired Investors Financial business into our operations, and do not include ongoing costs of the combined organization.

(3)
Tax-related adjustments were related to additional income tax expense primarily associated with tax legislation and leveraged leases.

(4)
The percent change represents the change in operating-basis results for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.

Outlook

        Some of the factors and assumptions that we considered earlier this year in determining our outlook for 2007 were as follows:

  •
  Expected equity market growth, based on S&P 500 and/or MSCI® EAFE indices, of about 7%;

  •
  Growth in revenue generated from active quantitative asset management products;

  •
  Relatively stable U.S. interest rates;

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

  •
  Achievement of expected cost savings from the Investors Financial acquisition; and

  •
  Retention of, and success in cross-selling to, Investors Financial's customer base.

        Actual experience during the first nine months of 2007 has differed from our assumptions in many respects. In particular, during the first nine months of 2007, increases in our servicing and management fee revenues, due in part to the performance of the equity markets, as well as increases in, and higher spreads on, our non-U.S. deposits have been more favorable than our assumptions. However, these favorable trends may not continue or may lessen over the remainder of 2007. In addition, changes in U.S. and non-U.S. interest rates could affect our net interest revenue. Additional information about factors that could affect our net interest revenue for 2007 are described in the "Net Interest Revenue" section of this Management's Discussion and Analysis. Information about risks and uncertainties which could cause these and other actual results to differ materially from those expected is included in Item 1A of our 2006 Form 10-K and this Form 10-Q.

CONSOLIDATED RESULTS OF OPERATIONS

        This section discusses our consolidated results of operations for the third quarter and first nine months of 2007 compared to the same periods in 2006, and should be read in conjunction with the accompanying consolidated financial statements and related condensed notes.

TOTAL REVENUE

	Quarters Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2007	2006	% Change	2007	2006	% Change
Fee Revenue:
Servicing fees	$937	$685	37%	$2,421	$2,025	20%
Management fees	299	238	26	844	690	22
Trading services	320	171	87	800	659	21
Securities finance	165	87	90	425	296	44
Processing fees and other	61	65	(6)	199	211	(6)

Total fee revenue	1,782	1,246	43	4,689	3,881	21

Net Interest Revenue:
Interest revenue	1,383	1,103	25	3,758	3,098	21
Interest expense	919	837	10	2,584	2,304	12

Net interest revenue	464	266	74	1,174	794	48
(Losses) Gains on sales of available-for-sale investment securities, net	(6)	3		(6)	14

Total revenue	$2,240	$1,515	48	$5,857	$4,689	25

Fee Revenue

        Servicing fees and management fees collectively comprised approximately 69% and 70% of total fee revenue for the third quarter and first nine months of 2007. These fee levels are a function of several factors, including the mix and volume of assets under custody and assets under management, securities positions held and the volume of portfolio transactions, as well as the types of products and services used by customers. These fees are affected by changes in worldwide equity and fixed income valuations. Generally, servicing fees are affected, in part, by changes in daily average valuations of assets under custody, while management fees are affected by changes in month-end valuations of assets under management. However, additional factors, such as the level of transaction volumes, changes in service level, balance credits, customer minimum balances, pricing concessions and other factors, may have a significant impact on servicing fee revenue.

        Generally, management fee revenue is more sensitive to changes in market valuations than servicing fee revenue. Performance fees have become a larger component of our management fee revenue over the past two years, and comprised about 9% of our management fee revenue for full-year 2006, compared to about 5% for 2005. For the first nine months of 2007, performance fees comprised about 6% of management fee revenue. Performance fees are generated when the performance of managed funds exceeds benchmarks specified in the management agreements.

        As a result of the above, we estimate, assuming all other factors remain constant, that a 10% increase or decrease in worldwide equity values would result in a corresponding change in our total revenue of approximately 2%. If fixed income security values were to increase or decrease by 10%, we would anticipate, under the same assumptions, a corresponding change of approximately 1% in our total revenue.

FEE REVENUE

	Quarters Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2007	2006	% Change	2007	2006	% Change
Servicing fees	$937	$685	37%	$2,421	$2,025	20%
Management fees	299	238	26	844	690	22
Trading services	320	171	87	800	659	21
Securities finance	165	87	90	425	296	44
Processing fees and other	61	65	(6)	199	211	(6)

Total fee revenue	$1,782	$1,246	43	$4,689	$3,881	21

Servicing fees

        Servicing fees are derived from custody, product- and participant-level accounting, daily pricing and administration; recordkeeping; investment manager and hedge fund manager operations outsourcing; master trust and master custody; and performance, risk and compliance analytics. For the quarter and nine months ended September 30, 2007, compared to the corresponding 2006 periods, the increase in servicing fees was driven primarily by the contribution of servicing fee revenue from the acquired Investors Financial business, net new business from existing and new customers, and higher daily average equity market valuations. The quarterly comparison also benefited from higher transaction volumes. The daily average values for the S&P 500 Index were up 16%, and for the MSCI®

EAFE Index were up 20%, compared with the third quarter of 2006. For the year to date, daily average values for the S&P 500 Index increased 15% and for the MSCI® EAFE Index increased 20%.

ASSETS UNDER CUSTODY	September 30, 2007(1)	December 31, 2006	September 30, 2006
(In billions)
Mutual funds	$4,771	$3,738	$3,536
Collective funds	3,146	1,665	1,554
Pension products	3,934	3,713	3,546
Insurance and other products	3,297	2,738	2,630

Total	$15,148	$11,854	$11,266

Financial Instrument Mix:
Equities	$8,210	$5,821	$5,595
Fixed income	4,347	4,035	3,928
Short-term and other investments	2,591	1,998	1,743

Total	$15,148	$11,854	$11,266

(1)
Total assets under custody at September 30, 2007 included $1,889 billion from the acquired Investors Financial business.

Management fees

        The increase in management fees primarily reflected increases in net new business, as well as higher month-end equity market valuations. Performance fees were $18 million and $51 million for the third quarter and first nine months of 2007, compared to $28 million and $56 million for the third quarter and first nine months of 2006. The averages of month-end values for the S&P 500 Index on both a quarter and year-to-date basis were up 14%, and for the MSCI® EAFE Index were up 20%, compared with the third quarter and first nine months of 2006.

ASSETS UNDER MANAGEMENT	September 30, 2007	December 31, 2006	September 30, 2006
(In billions)
Equities:
Passive	$781	$691	$638
Active and other	216	181	158
Company stock/ESOP	87	85	80

Total equities	1,084	957	876
Fixed income	244	201	184
Cash and money market	666	591	572

Total fixed income and cash	910	792	756
Assets under management from Investors Financial	4	—	—

Total	$1,998	$1,749	$1,632

        The following table presents a roll-forward of assets under management for the twelve months ended September 30, 2007.

ASSETS UNDER MANAGEMENT
(In billions)
September 30, 2006	$1,632
Net new business	24
Market appreciation	93

December 31, 2006	1,749
Net new business	134
Market appreciation	111
Assets under management from Investors Financial	4

September 30, 2007	$1,998

Trading services

        Trading services revenue, which includes foreign exchange trading revenue and brokerage and other trading fees, was up 87% for the third quarter of 2007 compared to the third quarter of 2006 and up 21% in the nine-month comparison. Foreign exchange trading revenue for the third quarter and first nine months of 2007 totaled $224 million and $550 million, respectively, up 98% and 17% from $113 million and $470 million in the prior-year periods. The quarterly increase reflected a 55% increase in customer volumes, mostly in foreign exchange trading, the contribution of revenue from the acquired Investors Financial business, and a 9% increase in currency volatility. The nine-month increase resulted from a 29% increase in customer volumes and the contribution from the acquired Investors Financial business, partially offset by an 18% decline in currency volatility.

        Brokerage and other trading fees totaled $96 million for the third quarter of 2007, up 66% from $58 million in the third quarter of 2006, primarily the result of the contribution of fees from the operations of Currenex, which we acquired in March 2007, and increased fees from transition management. Brokerage and other trading fees in the nine-month comparison totaled $250 million for 2007 and $189 million for 2006, primarily the result of the contribution of revenue from the acquired Currenex operations and increased transition management fees.

Securities finance

        Securities finance revenue for the third quarter of 2007 increased 90% compared to the third quarter of 2006, and 44% on a year-to-date comparison, with both increases driven by an increase in the average volume of securities loaned, up 34% quarter to quarter and up 33% on a year-to-date comparison. The growth in volume resulted from increased demand from existing customers and demand from new customers. Consolidated spread was increased 43% in the quarterly comparison and 13% on a year-to-date comparison. Spreads benefited from the disruption in the global fixed-income securities markets experienced during the third quarter of 2007, as well as from the Federal Reserve Board's 50 basis point reduction in the federal funds rate in September 2007.

Processing Fees and Other

        The decreases in processing fees and other in both the quarterly and year-to-date comparisons resulted from a decline in revenue from our Structured Products group, primarily associated with the previously described fixed-income markets disruption, which impacted fees from asset-backed commercial paper activities, as rates paid on commercial paper increased and spreads between the overall yield on the assets collateralizing the commercial paper and the rates paid on the commercial paper narrowed. The decline also resulted from the impact of the September 30, 2006 consolidation of our tax-exempt investment program onto our balance sheet. As a result of the consolidation, revenue from the program, previously recorded in processing fees and other, is currently recorded in net interest revenue.

NET INTEREST REVENUE

	Quarters Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2007	2006	% Change	2007	2006	% Change
Interest revenue(1)	$1,383	$1,103	25%	$3,758	$3,098	21%
Interest expense(1)	919	837	10	2,584	2,304	12

Net interest revenue	464	266	74	1,174	794	48
Provision for loan losses	—	—		—	—

Net interest revenue after provision for loan losses	$464	$266	74	$1,174	$794	48

Net interest revenue (fully taxable-equivalent basis)(2)	$481	$275	75	$1,215	$827	47

(1)
Additional detail about the components of interest revenue and interest expense is in note 11 to the consolidated financial statements in this Form 10-Q.

(2)
Fully taxable-equivalent amounts reflect adjustments computed using a federal income tax rate of 35%, adjusted for applicable state income taxes, net of the related federal tax benefit. Adjustments included in fully taxable-equivalent basis net interest revenue in the preceding table, and in the rates earned on interest-earning assets in the table below, were $17 million and $9 million for the third quarters of 2007 and 2006, respectively, and $41 million and $33 million for the first nine months of 2007 and 2006.

NET INTEREST MARGIN

	Quarters Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
(Dollars in millions)	Average Balance	Rate(1)	Average Balance	Rate(1)	Average Balance	Rate(1)	Average Balance	Rate(1)
Interest-earning assets	$109,968	5.05%	$89,880	4.91%	$100,465	5.05%	$90,922	4.60%
Interest-bearing liabilities	98,260	3.71	81,739	4.06	90,172	3.83	82,650	3.72

Excess of rate earned over rate paid		1.34%		.85%		1.22%		.88%

Net interest margin		1.73%		1.22%		1.62%		1.22%

(1)
Fully taxable-equivalent basis.

        Net interest revenue increased 74% and 48%, and net interest margin increased 51 basis points and 40 basis points, for the quarter and nine months ended September 30, 2007, respectively, compared to the same periods in 2006. The increases were principally due to a favorable funding mix, including a higher volume of non-U.S. transaction deposits at higher spreads, as well as the addition of interest-earning assets from the acquired Investors Financial business and the ongoing impact of our investment securities portfolio repositioning, substantially completed in 2006, which has resulted in the maturity of fixed-rate securities and re-investment in higher yielding securities. The increases were offset by a decline in fees from domestic overdrafts and an increase in higher-cost time deposits.

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

        For the third quarter of 2007, our average investment securities portfolio of $74.6 billion included fixed-and floating-rate asset-backed securities ($26.4 billion, or 35% of the average investment portfolio for the third quarter of 2007), collateralized mortgage obligations ($14.6 billion, or 20% of the average portfolio for the third quarter of 2007), and mortgage-backed securities from U.S. Treasury and federal agencies ($16.3 billion, or 22%). Asset-backed securities that were collateralized by sub-prime mortgages totaled $6.6 billion at September 30, 2007. Of this total, 73% were AAA rated, and 27% were AA rated. Overall, we continue to invest primarily in AAA and AA rated securities. AAA and AA rated securities comprised approximately 95% of our investment securities portfolio at September 30, 2007, with approximately 89% AAA rated.

OPERATING EXPENSES

	Quarters Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2007	2006	% Change	2007	2006	% Change
Salaries and employee benefits	$916	$639	43%	$2,463	$1,958	26%
Information systems and communications	145	121	20	398	382	4
Transaction processing services	165	121	36	435	375	16
Occupancy	109	91	20	301	279	8
Merger and integration	141	—		141	—
Other	213	118	81	522	368	42

Total operating expenses	$1,689	$1,090	55	$4,260	$3,362	27

Number of employees at quarter end	26,425	21,500

        Salaries and employee benefits expense increases were mainly the result of higher incentive compensation due to improved performance, the addition of the acquired Investors Financial business' salaries and benefits expenses for the third quarter and increased staffing levels. Staffing levels increased to support new business, particularly internationally, and also resulted from the acquisition of Currenex. The year-to-date increase was also affected by higher average salaries attributable to annual merit increases.

        The increases in occupancy costs primarily resulted from costs contributed by the acquired Investors Financial business related to leased space, as well as additional costs to support the growth in business in Europe and Asia. The increase in information systems and communications expense for both periods was primarily the result of the contribution of costs from the acquired Investors Financial business and technology spending both in Europe and related to the Currenex acquisition. Transaction processing expense increased in both comparisons primarily as a result of the contribution of expenses from the acquired Investors Financial business and higher volumes in asset servicing.

        Other expenses increased in both comparisons, primarily the result of the impact of the acquired Investors Financial business, which contributed increases in professional services and intangible amortization, and costs to support growth in business. The year-to-date increase also resulted from increased charitable contributions and sales promotion expenses.

        During the third quarter of 2007, in connection with the Investors Financial acquisition, we recorded merger and integration costs in our consolidated statement of income. These costs consisted only of direct and incremental costs to integrate the acquired Investors Financial business into our operations. These expenses do not include on-going expenses of the combined organization. The expenses included a non-cash charge of approximately $91 million resulting from the termination of an operating lease related to one of our office buildings in Boston. This termination was completed in connection with an overall evaluation of our requirements for office space as a result of the acquisition.

        We also recorded costs totaling $20 million associated with retention and other compensation paid to employees of Investors Financial, $8 million related to the integration of the acquired Investors Financial business's accounting and management systems and customers, and $2 million of other costs. In addition, subsequent to the completion of the acquisition, we redeemed an aggregate of $500 million of unsecured junior subordinated debentures issued by the parent company to two of our statutory business trusts, State Street Capital Trusts A and B, composed of $200 million of 7.94% debentures issued in 1996 and $300 million of 8.035% debentures issued in 1997. We paid the trusts the outstanding amount on the debentures plus accrued interest and an aggregate redemption premium of approximately $20 million, which was included in the merger and integration costs.

Income Taxes

        We recorded income tax expense of $193 million for the third quarter of 2007, compared to $147 million for the third quarter of 2006, with the increase due primarily to higher pre-tax earnings. For the first nine months of 2007, income tax expense was $559 million, compared to $540 million from continuing operations for the 2006 period, which included $83 million of additional income tax expense recorded in the second quarter of 2006 primarily associated with tax legislation and leveraged leases. The effective tax rate for the third quarter of 2007 was 35% compared to 34.6% for the third quarter of 2006, the latter rate reflective of the above-described additional income tax expense.

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

        The following is a summary of line of business results on a continuing operations basis. The amount presented in the "Other/One-Time" column represents the merger and acquisition costs recorded in connection with the acquisition of Investors Financial. These costs were not allocated to State Street's business lines.

	For the Quarters Ended September 30,
	Investment Servicing		Investment Management		Other/ One-Time		Total
(Dollars in millions, except where otherwise noted)	2007	2006	2007	2006	2007	2006	2007	2006
Fee Revenue:
Servicing fees	$937	$685					$937	$685
Management fees	—	—	$299	$238			299	238
Trading services	320	171	—	—			320	171
Securities finance	128	66	37	21			165	87
Processing fees and other	52	51	9	14			61	65

Total fee revenue	1,437	973	345	273			1,782	1,246
Net interest revenue after provision for loan losses	427	235	37	31			464	266
(Losses) Gains on sales of available-for-sale investment securities, net	(6)	3	—	—			(6)	3

Total revenue	1,858	1,211	382	304			2,240	1,515
Operating expenses	1,292	903	256	187	$141	—	1,689	1,090

Income from continuing operations before income tax expense	$566	$308	$126	$117	$(141)	—	$551	$425

Pre-tax margin	30%	25%	33%	39%			25%	28%
Average assets (in billions)	$128.4	$99.9	$3.6	$2.9			$132.0	$102.8
	For the Nine Months Ended September 30,
	Investment Servicing		Investment Management		Other/ One-Time		Total
(Dollars in millions, except where otherwise noted)	2007	2006	2007	2006	2007	2006	2007	2006
Fee Revenue:
Servicing fees	$2,421	$2,025					$2,421	$2,025
Management fees	—	—	$844	$690			844	690
Trading services	800	659	—	—			800	659
Securities finance	323	224	102	72			425	296
Processing fees and other	160	163	39	48			199	211

Total fee revenue	3,704	3,071	985	810			4,689	3,881
Net interest revenue after provision for loan losses	1,056	705	118	89			1,174	794
(Losses) Gains on sales of available-for-sale investment securities, net	(6)	14	—	—			(6)	14

Total revenue	4,754	3,790	1,103	899			5,857	4,689
Operating expenses	3,405	2,786	714	576	$141	—	4,260	3,362

Income from continuing operations before income tax expense	$1,349	$1,004	$389	$323	$(141)	—	$1,597	$1,327

Pre-tax margin	28%	26%	35%	36%			27%	28%
Average assets (in billions)	$114.2	$101.6	3.5	$2.9			$117.7	$104.5

Investment Servicing

        Total revenue for the third quarter of 2007 increased 53% compared to the same period in 2006, and 25% in the nine-month comparison. Total fee revenue in the same comparisons increased 48% and 21%, respectively, with the increases primarily attributable to growth in servicing fees, trading services revenue and securities finance revenue. The growth in servicing fees over the prior year was primarily due to the contribution of the acquired Investors Financial business, increases in net new business, the impact of favorable equity market performance and, in the quarterly comparison, an increase in transaction volumes. Trading services revenue increased mainly as the result of increased volume and higher volatility in our foreign exchange trading business, and the growth in securities finance revenue resulted from an improvement in spreads and an increase in volume attributable to the disruption in the global fixed-income securities markets, as well as increased demand from existing customers and demand from new customers.

        Servicing fees and trading services revenue for Investment Servicing comprise the total consolidated amounts for State Street, and securities finance and processing fees and other revenue for Investment Servicing comprise just over 80% of these types of revenue included in our consolidated results. Refer to the "Consolidated Results of Operations—Fee Revenue" section of this Management's Discussion and Analysis for additional information about the growth in these types of fee revenue.

        Net interest revenue for the third quarter of 2007 increased 82% compared to the third quarter of 2006 and 50% for the first nine months of 2007, compared to the prior-year periods. The increases in both periods were principally due to a more favorable funding mix, including a higher volume of non-U.S. transaction deposits at higher spreads, and the addition of interest-earning assets from the acquired Investors Financial business.

        Total operating expenses for the third quarter of 2007 increased 43%, and for the first nine months of 2007 increased 22%, compared to the 2006 periods. The increases were primarily attributable to increased incentive compensation due to improved performance and costs related to the acquired Investors Financial business, in addition to increased headcount to support new business.

Investment Management

        Total revenue for the third quarter of 2007 increased 26% compared to the comparable period in 2006, with the increases driven by growth in management fees (up 26%), securities finance revenue (up 76%) and net interest revenue (up 19%). For the first nine months of 2007, total revenue increased 23% compared to the prior year period, with management fees up 22%, securities finance revenue up 42% and net interest revenue up 33%.

        Total fee revenue in the quarterly and nine-month comparisons increased 26% and 22%, driven largely by a 26% increase quarter to quarter, and a 22% increase nine months to nine months, in management fees. For the third quarter and first nine months of 2007, these fees, generated by SSgA, increased mainly as a result of an increase in net new business and favorable equity market performance. This increase was slightly offset by a decrease in performance fees for the comparable periods. Management fees for Investment Management comprise the total consolidated management fees for State Street. Refer to the "Consolidated Results of Operations—Fee Revenue" section of this Management's Discussion and Analysis for additional information.

        For the third quarter and first nine months of 2007, total operating expenses increased 37% and 24%, respectively, from the comparable periods in 2006, primarily attributable to the impact of increased incentive compensation due to improved performance and merit-based compensation increases, as well as an increase in headcount to support new business.

        During the third quarter of 2007, the global markets for fixed-income securities, particularly the markets for financial instruments collateralized by sub-prime mortgages, experienced significant disruption. This disruption affected the liquidity and pricing of securities traded in these markets, as well as the returns of, and levels of redemptions in, investment vehicles investing in those instruments. Additional information about the impact of these market conditions on the asset-backed commercial paper conduits administered by State Street is provided in the "Off Balance Sheet Arrangements" section of this Management's Discussion and Analysis and in Part II Item 1A, "Risk Factors," in this Form 10-Q.

        As of June 30, 2007, SSgA had approximately $222 billion of global fixed-income assets under management, of which approximately $38 billion was under active management. Approximately $13.9 billion of the assets under active management described above represented SSgA customer assets which were invested in strategies that were adversely affected by a combination of holdings in financial instruments collateralized by sub-prime mortgages, illiquidity in the fixed-income markets generally, and customer redemptions. SSgA's customers had significant losses in these strategies during the third quarter of 2007. Each of these strategies have different investment objectives and risk profiles. As of June 30, 2007, these strategies included approximately $7.8 billion of institutional customer investments in non-registered pooled investment funds; approximately $2.9 billion of unit investments by other SSgA investment funds in the same non-registered pooled investment funds; approximately $2.6 billion of institutional customer investments in separately-managed customer accounts; and approximately $0.6 billion of customer investments in mutual funds.

        As of September 30, 2007, global fixed-income assets under management totaled approximately $244 billion, an increase of approximately $22 billion compared to June 30, 2007, with approximately $36 billion under active management. This amount included approximately $8.2 billion of SSgA customer assets which were invested in strategies that were adversely affected by a combination of holdings in financial instruments collateralized by sub-prime mortgages, illiquidity in the fixed-income markets generally, and customer redemptions during the third quarter of 2007. These strategies included approximately $2.6 billion of institutional customer investments in non-registered pooled investment funds; approximately $2.1 billion of unit investments by other SSgA investment funds in the same non-registered pooled investment funds; approximately $3.1 billion of institutional customer investments in separately-managed customer accounts; and approximately $0.4 billion of customer investments in mutual funds.

        In October 2007, three customers filed litigation claims, two of which are putative class actions purportedly on behalf of ERISA plans invested in certain of SSgA's bond funds, against State Street Bank and SSgA related to investment losses in one or more of SSgA's strategies associated with sub-prime investments. We intend to vigorously defend ourselves against these claims. We are currently in discussions with other customers regarding the performance of these strategies, and it is possible that some additional legal proceedings may be commenced. The potential consolidated financial statement impact on State Street of the pending or potential claims cannot currently be estimated.

        Information about the liquidity and other risks inherent in our investment management activities is included in Part II Item 1A, "Risk Factors" in this Form 10-Q.

FINANCIAL CONDITION

	For the Nine Months Ended September 30,
(In millions)	2007 Average Balance	2006 Average Balance
Assets:
Interest-bearing deposits with non-U.S. banks	$5,895	$10,664
Securities purchased under resale agreements	12,734	11,281
Federal funds sold	1,369	299
Trading account assets	974	1,027
Investment securities	69,345	60,193
Loans	10,148	7,458

Total interest-earning assets	100,465	90,922
Cash and due from banks	3,137	3,150
Other assets	14,089	10,426

Total assets	$117,691	$104,498

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
U.S.	4,808	2,553
Non-U.S.	59,486	52,415

Total interest-bearing deposits	64,294	54,968
Securities sold under repurchase agreements	16,706	20,772
Federal funds purchased	2,002	2,510
Other short-term borrowings	3,843	1,779
Long-term debt	3,327	2,621

Total interest-bearing liabilities	90,172	82,650
Noninterest-bearing deposits	9,957	8,165
Other liabilities	8,817	7,108
Shareholders' equity	8,745	6,575

Total liabilities and shareholders' equity	$117,691	$104,498

Overview of Consolidated Statement of Condition

        The structure of our consolidated statement of condition, or balance sheet, is primarily driven by the liabilities generated by our core Investment Servicing and Investment Management businesses, while the volume, mix and currency denomination of the balance sheet is determined by both our customers' needs and our operating objectives. As our customers execute their worldwide cash management and investment activities, they use short-term investments and deposits that constitute the majority of our liabilities, generally non-interest-bearing demand deposits; interest-bearing transaction account deposits denominated in a variety of currencies; and repurchase agreements, which generally serve as short-term investment alternatives for our customers.

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

        For the first nine months of 2007, the growth in average total interest-bearing liabilities of $7.5 billion was composed of a $7.1 billion increase in non-U.S. deposits and a $.7 billion increase in long-term debt, as well as an increase in domestic deposits of $2.3 billion, offset by a decrease in short-term borrowings of $2.5 billion. These changes are generally representative of the higher levels of customer activity outside the U.S. Average total interest-earning assets in the 2007 period increased $9.5 billion from 2006, consistent with the increased level of customer liabilities and the third quarter 2007 acquisition of the Investors Financial business.

        For the first nine months of 2007, the average investment portfolio increased $9.2 billion compared to the first nine months of 2006. During 2006, we substantially completed the investment portfolio repositioning begun in late 2004. The composition of the investment portfolio continued to favor mortgage- and asset-backed securities because of their high credit quality, higher yields and highly liquid nature. The credit quality of the investment portfolio remained very strong at September 30, 2007, with 89% of the securities rated AAA and 6% rated AA, both consistent with December 31, 2006.

Capital

        Regulatory and economic capital management both use key metrics evaluated by management to maintain an actual level of capital commensurate with our risk profile, in compliance with all regulatory requirements, and sufficient to provide us with the financial flexibility to undertake future strategic business initiatives.

Regulatory Capital

        Our objective with respect to regulatory capital management is to maintain a strong capital base in order to provide financial flexibility for our business needs, including funding corporate growth and supporting customers' cash management needs, and to provide protection against loss to depositors and creditors. We strive to maintain an optimal level of capital, commensurate with our risk profile, on which an attractive return to shareholders will be realized over both the short and long term, while protecting our obligations to depositors and creditors and satisfying regulatory requirements. You can obtain additional information about our capital management process in the Financial Condition section of Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2006 Form 10-K.

        At September 30, 2007, State Street and State Street Bank met all capital adequacy requirements to which they were subject. Regulatory capital amounts and ratios were as follows at September 30, 2007, and December 31, 2006:

	Regulatory Guidelines(1)
			State Street		State Street Bank
		Well Capitalized
(Dollars in millions)	Minimum		2007	2006	2007	2006
Tier 1 risk-based capital ratio	4%	6%	11.7%	13.7%	11.1%	12.0%
Total risk-based capital ratio	8	10	13.3	15.9	12.8	14.1
Tier 1 leverage ratio	4	5	5.4	5.8	5.4	5.6
Tier 1 risk-based capital			$6,836	$6,473	$6,343	$5,473
Total risk-based capital			7,798	7,507	7,309	6,440
Adjusted risk-weighted assets and market-risk equivalents:
Balance sheet risk-weighted assets			$39,387	$31,447	$37,688	$30,000
Off-balance sheet equivalent risk-weighted assets			18,905	15,371	18,908	15,375
Market-risk equivalents			404	395	401	394

Total			$58,696	$47,213	$56,997	$45,769

Quarterly average adjusted assets			$126,612	$110,794	$117,105	$97,132

(1)
State Street Bank must meet the regulatory designation of "well capitalized" in order to maintain State Street's status as a financial holding company, including a minimum tier 1 risk-based capital ratio of 6%, a minimum total risk-based capital ratio of 10% and a tier 1 leverage ratio of 5%. In addition, State Street must meet Federal Reserve guidelines for "well capitalized" for a bank holding company to be eligible for a streamlined review process for acquisition proposals. These guidelines require a minimum tier 1 risk-based capital ratio of 6% and a minimum total risk-based capital ratio of 10%.

        At September 30, 2007, State Street's and State Street Bank's tier 1 and total risk-based capital ratios decreased compared to year-end 2006. An increase in risk-based capital that resulted from the issuance of common stock in connection with the acquisition of Investors Financial, net of common stock repurchased under the accelerated share repurchase program, and year-to-date earnings, was partly offset by increased goodwill and other intangible assets that resulted from the acquisitions of Currenex and Investors Financial. This increase in risk-based capital was more than offset by an increase in total risk-weighted assets. The increase generally resulted from the addition of on-balance sheet assets from the acquisition of Investors Financial and an increase in off-balance sheet equivalent risk-weighted assets, primarily the impact of increases in foreign exchange derivative financial instruments and our securities finance activities. Both ratios for State Street and State Street Bank exceeded the regulatory minimum and well-capitalized thresholds.

        In 2004, the Committee on Banking Supervision released the final version of its capital adequacy framework, known as Basel II. In 2006, the four U.S. banking regulatory agencies jointly issued their second draft of implementation rules, with industry comment provided by the end of March 2007. Additional supervisory guidance from the agencies was released late in February 2007; comments to the agencies were provided by the end of May 2007. Under the current implementation plan, State Street anticipates adopting the most advanced approaches for assessing capital adequacy, subject to change pending release of the final rules, anticipated to occur by the end of 2007. State Street previously established a comprehensive implementation program to ensure these regulatory requirements are met within prescribed timeframes. At this time, we cannot predict the final form of the rules in the U.S., nor their impact on State Street's or State Street Bank's risk-based capital.

        In March 2007, our Board of Directors authorized the purchase of up to 15 million shares of common stock for general corporate purposes, including mitigating the dilutive impact of shares issued under employee benefit plans, in addition to its previous authorization in 2006 of up to 15 million shares, of which 12.2 million shares remained available for purchase at December 31, 2006. We generally employ third-party broker-dealers to acquire shares on the open market in connection with our stock purchase program.

        During the third quarter of 2007, we repurchased 13.4 million shares of our common stock in connection with the $1 billion accelerated share repurchase program announced on July 20, 2007. The total number of shares repurchased will depend, in part, on the weighted-average price per share of our common stock over the repurchase period. This period is not expected to exceed six months from commencement of the program. The total number of shares to be repurchased is also subject to other conditions and adjustments. As of September 30, 2007, we had approximately 13.8 million shares available for future purchase under the combined authorization described above.

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

Liquidity

        The objective of liquidity management is to ensure that we have the ability to meet our financial obligations in a timely and cost-effective manner, and that we maintain sufficient flexibility to fund strategic corporate initiatives as they arise. Effective management of liquidity involves assessing the potential mismatch between the future cash needs of our customers and our available sources of cash under normal and adverse economic and business conditions. Uses of liquidity consist primarily of meeting deposit withdrawals and funding outstanding commitments to extend credit as they are drawn upon. Liquidity is provided by the maintenance of broad access to the global capital markets and by our balance sheet asset structure. You can obtain additional information about our liquidity management process in the Financial Condition section of Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2006 Form 10-K.

        Material risks to the sources of short-term liquidity would include, among other things, rating agency downgrades of our deposits and debt securities below investment-grade level, which would restrict our ability to access the funding markets and may lead to withdrawals of unsecured deposits by our customers. In addition, a large volume of unanticipated funding requirements, such as fundings under liquidity asset purchase agreements that support our asset-backed commercial paper programs, that have met draw conditions, or large draw-downs of existing lines of credit, could require additional liquidity. As of September 30, 2007, no circumstances existed that management considered reasonably likely to occur that would adversely impact our sources of short-term liquidity in any material respect.

        While maintenance of a high investment-grade credit rating is of primary importance to our liquidity management program because it allows us to access the capital markets for incremental funding at reasonable costs, on-balance sheet liquid assets represent significant liquidity that we can directly control. These assets provide a source of cash in the form of principal maturities and the ability to borrow from the capital markets using our securities as collateral, or simply to sell them. Our liquid assets consist primarily of short-term money-market assets, such as federal funds sold and interest-bearing deposits with banks, the latter of which are multicurrency instruments invested with major multinational banks; and high-quality marketable investment securities not already pledged, which generally are more liquid than other types of assets and can be sold or borrowed against to quickly generate cash. As of September 30, 2007, our liquid assets, as defined, totaled $59.36 billion. Securities carried at $32.01 billion as of September 30, 2007 were designated as pledged for public and trust deposits, borrowed funds and for other purposes as provided by law, and excluded from the liquid assets calculation.

        Liquid assets increased $16.78 billion from June 30, 2007 mainly as a result of two factors. First, the contribution of Investors Financial's balance sheet, largely investment securities and customer deposits, increased liquid assets. Second, we intentionally increased our liquid assets by approximately $7 billion during the quarter in response to the unstable and illiquid conditions that developed in the global fixed-income markets for asset-backed securities and asset-backed commercial paper during the third quarter of 2007 in connection with the concern about sub-prime mortgages. This resulted in the increase in domestic interest-bearing deposits from customers that were then invested in overnight or short-term assets, including federal funds sold, interest-bearing deposits with banks and securities purchased under resale agreements. In spite of the turmoil in the markets, we did not experience any material customer deposit withdrawals, which would increase our funding needs, and in fact, we were able to accept incremental deposits at reasonable rates. Refer to the "Off-Balance Sheet Arrangements" section of this Management's Discussion and Analysis for additional information with respect to our asset-backed commercial paper programs.

        Based upon our level of liquid assets and our ability to access the capital markets for additional funding when necessary, including our ability to issue debt and equity securities under our current universal shelf registration, management considers overall liquidity at September 30, 2007 to be more than sufficient to meet State Street's current commitments and business needs, including accommodating the transaction and cash management needs of our customers.

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

        In July 2007, we redeemed an aggregate of $500 million of unsecured junior subordinated debentures issued by the parent company to two of our statutory business trusts, State Street Capital Trusts A and B, composed of $200 million of 7.94% debentures issued in 1996 and $300 million of 8.035% debentures issued in 1997. We paid the trusts the outstanding amount on the debentures plus accrued interest and an aggregate redemption premium of approximately $20 million. This redemption premium was included in the merger and integration costs which we recorded during the third quarter of 2007 in connection with the Investors Financial acquisition. Additional information about these costs is in the "Consolidated Results of Operations—Operating Expenses" section of this Management's Discussion and Analysis.

        In July 2007, the trusts, consistent with the terms of their applicable governing documents, redeemed their respective outstanding capital securities, with an aggregate liquidation amount of $500 million, corresponding to the debentures. The trusts paid to the holders of the outstanding capital securities the same amount that was paid by the parent company to the trusts to redeem the debentures.

        At September 30, 2007, we had $789 million of pre-tax net unrealized losses on available-for-sale investment securities, due primarily to a higher level of interest rates compared to when the securities were purchased. Pre-tax net unrealized losses on available-for-sale securities at December 31, 2006 were $378 million. Management considers the aggregate decline in fair value of $789 million at September 30, 2007 to be the result of increases in interest rates, and believes that the decline is temporary. Management has the ability and intent to hold the securities until market value recovery. Additional information about our management of the investment securities portfolio is included in the "Financial Condition—Investment Securities" section of Management's Discussion and Analysis of Financial Condition and Results of Operations and in note 3 to the consolidated financial statements in our 2006 Form 10-K.

        We maintain an effective universal shelf registration that allows for the offering and sale of debt securities, capital securities, common stock, depositary shares and preferred stock, and warrants to purchase such securities, including any shares into which the preferred stock and depositary shares may be convertible, or any combination thereof. In addition, we currently maintain a commercial paper program, under which we can issue up to $3 billion with original maturities of up to 270 days from the date of issue. At September 30, 2007, we had $1.55 billion of commercial paper outstanding, compared to $998 million at December 31, 2006.

        State Street Bank currently has authority to issue bank notes up to an aggregate of $750 million with original maturities ranging from 14 days to five years. At September 30, 2007, no notes payable were outstanding and all $750 million was available for issuance. In addition, State Street Bank currently has authority to issue up to an aggregate of $1 billion of subordinated bank notes.

        State Street Bank currently maintains a line of credit with a financial institution of CAD $800 million, or approximately $804 million as of September 30, 2007, to support its Canadian securities processing operations. The line of credit has no stated termination date and is cancelable by either party with prior notice. As of September 30, 2007, no balance was outstanding on this line of credit.

Risk Management

        We employ a comprehensive and well-integrated risk management function to identify, assess, measure and control the risks in our global businesses. The measurement, monitoring and mitigation of risks are essential to the financial performance and successful management of State Street's businesses. These risks, if not effectively managed, can result in current losses to State Street as well as erosion of our capital and damage to our reputation. Our systematic approach also allows for a more precise assessment of risks within a framework for evaluating opportunities for the prudent use of capital. While we believe our risk management program is effective in managing the risks in our businesses, external factors may create risks that cannot always be identified or anticipated. For example, a material counterparty failure or a default of a material obligor could have an adverse effect on our results of operations.

        Additional information about our process for managing market risk for both our trading and asset and liability management activities, as well as credit risk, operational risk and business risk, can be found in the Financial Condition section of Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2006 Form 10-K.

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

        We primarily engage in trading and investment activities to serve our customers' needs and to contribute to overall corporate earnings and liquidity. In the conduct of these activities, we are subject to, and assume, market risk. The level of market risk that we assume is a function of our overall objectives and liquidity needs, customer requirements and market volatility. Interest rate risk, a component of market risk, is more thoroughly discussed in the "Asset and Liability Management" portion of this "Market Risk" section.

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

        We use a variety of derivative financial instruments to support customers' needs, conduct trading activities and manage our interest-rate and currency risk. These activities are designed to create trading revenue and to hedge potential earnings volatility. In addition, we provide services related to derivatives in our role as both a manager and a servicer of financial assets.

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

        As part of our trading activities, we assume positions in the foreign exchange and interest-rate markets by buying and selling cash instruments and using derivatives, including foreign exchange forward contracts, foreign exchange and interest-rate options and interest-rate swaps. As of September 30, 2007, the notional amounts of all these derivatives were $836.13 billion, of which $784.91 billion were foreign exchange forward, swap and spot contracts. In the aggregate, long and short foreign exchange forward positions are closely matched to minimize currency and interest-rate risk. All foreign exchange contracts are valued daily at current market rates. Additional information about trading derivatives is in note 10 to the consolidated financial statements in this Form 10-Q.

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

        Like all quantitative risk measures, value-at-risk is subject to limitations and assumptions inherent in our methodology. Our methodology gives equal weight to all market-rate observations regardless of how recently the market rates were observed. The estimate is calculated using static portfolios consisting of positions held at the end of each business day. Therefore, implicit in the value-at-risk estimate is the assumption that no intraday actions are taken by management during adverse market movements. As a result, the methodology does not include risk associated with intraday changes in positions or intraday price volatility.

        The following table presents value-at-risk with respect to our trading activities, as measured by our value-at-risk methodology for the periods indicated:

	Nine Months Ended September 30,
	2007			2006
VALUE-AT-RISK (In millions)	Average	Maximum	Minimum	Average	Maximum	Minimum
Foreign exchange products	$1.8	$4.0	$0.7	$1.6	$4.3	$0.7
Interest rate products	1.6	3.7	0.1	1.0	1.8	0.2

        We back-test the estimated one-day value-at-risk on a daily basis. This information is reviewed and used to assure that all relevant trading positions are properly modeled. For the nine months ended September 30, 2007 and 2006, we did not experience any trading losses in excess of our end-of-day value-at-risk estimate.

Asset and Liability Management Activities

        The primary objective of asset and liability management is to provide sustainable and growing net interest revenue, or NIR, under varying economic environments, while protecting the economic values of our balance sheet assets and liabilities from the effects of adverse changes in interest rates. Most of our NIR is earned from the investment of deposits generated by our core Investment Servicing and Investment Management businesses. We structure our balance sheet assets to generally conform to the characteristics of our balance sheet liabilities, but we manage our overall interest-rate risk position in the context of current and anticipated market conditions and within internally approved risk guidelines.

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

        To measure, monitor, and report on our interest-rate risk position, we use (1) NIR simulation, or NIR-at-risk, which measures the impact on NIR over the next twelve months to immediate, or rate shock, and gradual, or rate ramp, changes in market interest rates; and (2) economic value of equity, or EVE, which measures the impact on the present value of all NIR-related principal and interest cash flows of an immediate change in interest rates. NIR-at-risk is designed to measure the potential impact of changes in market interest rates on net interest revenue in the short term. EVE, on the other hand, is a long-term view of interest-rate risk, but with a view toward liquidation of State Street's existing assets and liabilities under current market conditions. Both of these measures are subject to internally established guidelines, and are monitored regularly, along with other relevant simulations, scenario analyses and stress tests.

        The following table presents the estimated exposure of NIR for the next twelve months, calculated as of September 30, 2007, June 30, 2007 and December 31, 2006, due to a ± 100 basis point rate shock, and a ± 100 basis point rate ramp, in then-current interest rates. Estimated incremental exposures set forth below are dependent on management's assumptions about asset and liability sensitivities under various interest-rate scenarios, such as those previously discussed, and do not reflect any actions management may undertake in order to mitigate some of the adverse effects of interest-rate changes on State Street's financial performance.

NIR-AT-RISK

	Estimated Exposure to Net Interest Revenue
(Dollars in millions) Rate Change	September 30, 2007	June 30, 2007	December 31, 2006
+100 bps shock	$(96)	$(78)	$(90)
-100 bps shock	51	43	52
+100 bps ramp	(46)	(42)	(57)
-100 bps ramp	40	38	46

        The following table presents estimated EVE exposures, calculated as of September 30, 2007, June 30, 2007 and December 31, 2006, assuming an immediate and prolonged shift in interest rates, the impact of which would be spread over a number of years.

ECONOMIC VALUE OF EQUITY

	Estimated Exposure to Economic Value of Equity
(Dollars in millions) Rate Change	September 30, 2007	June 30, 2007	December 31, 2006
+200 bps shock	$(1,078)	$(1,199)	$(1,023)
-200 bps shock	418	579	371

        While the measures presented in the tables above are not a prediction of future NIR or valuations, they do suggest that if all other variables remained constant, in the short term, falling interest rates would lead to NIR that is higher than it would otherwise have been, and rising rates would lead to lower NIR. Other important factors that impact the levels of NIR are balance sheet size and mix; interest-rate spreads; the slope and interest-rate level of U.S. dollar and non-U.S. dollar yield curves and the relationship between them; the pace of changes in market interest rates; and management's actions taken in response to the preceding conditions.

        With respect to the September 30, 2007 information presented in the tables above, the balance sheet of Investors Financial is reflected in the estimated exposure of NIR and the estimated EVE exposure. Information for prior periods was not restated. The increases in NIR-at-risk from June 30, 2007 were largely driven by the contribution of NIR from the acquired Investors Financial business. Although the amounts of NIR-at-risk increased, the rate of increase was at a lower level than the growth in NIR reported for the quarter ended September 30, 2007 compared to June 30, 2007. EVE decreased from June 30, 2007 because of a reduced interest-rate risk profile that more than offset the increase in consolidated balance sheet size. U.S. interest rates declined during the third quarter of 2007, which shortened the estimated duration of the mortgage-backed securities in our investment portfolio, as our expectations for increasing principal prepayments rose in response to the decrease in rates. The impact of the shorter estimated duration is more significant with respect to estimated EVE exposure than NIR-at-risk because of the long-term nature of both EVE and the mortgage-backed securities.

Credit Risk

        Credit and counterparty risk is defined as the risk of financial loss if a borrower or counterparty is either unable or unwilling to repay borrowings or settle a transaction in accordance with contractual terms. We assume credit and counterparty risk on both on- and off-balance sheet exposures. The extension of credit and acceptance of counterparty risk by State Street are governed by corporate guidelines based on the prospective customer's risk profile, the markets served, counterparty and country concentrations, and regulatory compliance. Our focus on large institutional investors and their businesses requires that we assume concentrated credit risk in a variety of forms to certain highly rated entities. This concentration risk is mitigated by comprehensive guidelines and procedures to monitor and manage all aspects of credit and counterparty risk that we undertake. Exposures are evaluated on an individual basis at least annually.

        At September 30, 2007, total gross loans and leases were $11.31 billion compared to $8.95 billion at December 31, 2006, reflecting an increase in daily overdrafts, which primarily result from securities settlement advances related to customer investment activities. Overdrafts included in total gross loans were $7.93 billion and $5.69 billion at September 30, 2007 and December 31, 2006, respectively. Average overdrafts were approximately $8.11 billion for the third quarter of 2007, and $4.54 billion for the third quarter of 2006, respectively. These balances do not represent a significant increase in credit risk because of their short-term nature, which is generally overnight, as well as the lack of significant concentration and their occurrence in the normal course of the securities settlement process. The allowance for loan losses was $18 million at September 30, 2007, December 31, 2006 and September 30, 2006.

        Non-performing assets at September 30, 2007 were $3 million and at December 31, 2006 were $4 million, consisting of one investment security.

OFF-BALANCE SHEET ARRANGEMENTS

        As more fully described in note 8 to the consolidated financial statements in this Form 10-Q, we administer four third-party-owned, special-purpose, multi-seller asset-backed commercial paper programs, commonly referred to as "conduits," the first of which was established in 1992. These conduits, which are structured as bankruptcy-remote entities and are not recorded in our consolidated financial statements under existing accounting standards, are designed to satisfy the demand of our institutional customers, particularly mutual fund customers, for commercial paper and to provide access to the efficiencies of the global commercial paper markets.

        Total assets in the four unconsolidated conduits were approximately $29.21 billion at September 30, 2007, $28.81 billion at June 30, 2007 and $25.25 billion at December 31, 2006. The conduits obtain funding through the issuance of commercial paper and hold diversified portfolios of investments, which are predominately composed of securities purchased in the capital markets. These investments are collateralized by mortgages, student loans, automobile and equipment loans and credit card receivables, most of which securities are investment grade. Conduit assets are not sourced from our consolidated balance sheet.

        The following tables provide additional information regarding the composition of the conduits' asset portfolios, in the aggregate, as of September 30, 2007. As of this date, none of the conduits' portfolio securities were collateralized by direct investments in sub-prime mortgages.

CONDUIT ASSETS BY COLLATERAL TYPE
		Percent of Total Conduit Assets
	Amount
(Dollars in billions)
Australian residential mortgage-backed securities	$5.0	18%
U.S. residential mortgage-backed securities	4.4	15
European residential mortgage-backed securities	4.5	15
United Kingdom residential mortgage-backed securities	2.3	8
Student loans	3.3	11
Auto and equipment loans	2.6	9
Credit cards	2.1	7
Other(1)	5.0	17

Total conduit assets	$29.2	100%

(1)
"Other" included trade receivables, collateralized debt obligations, business/commercial loans and other financial instruments. No individual asset class represented more than 2% of total conduit assets, except trade receivables, which were 3% of total conduit assets.

CONDUIT ASSETS BY RATING
		Percent of Total Conduit Assets
	Amount
(Dollars in billions)
AAA/Aaa	$17.9	62%
AA/Aa	4.5	15
A/A	2.2	8
BBB/Baa	1.5	5
Not rated(2)	3.1	10

Total conduit assets	$29.2	100%

(2)
These assets reflect structured transactions. The transactions have been reviewed by rating agencies and have been structured to maintain the conduits' P1 or similar rating.

CONDUIT ASSETS BY ASSET ORIGIN
		Percent of Total Conduit Assets
	Amount
(Dollars in billions)
U.S.	$12.4	42%
Australia	6.3	22
Great Britain	3.2	11
Spain	1.9	7
Italy	1.8	6
Portugal	0.7	2
Germany	0.7	2
Netherlands	0.5	2
Greece	0.3	1
Other	1.4	5

Total conduit assets	$29.2	100%

        Since the conduits were first organized beginning in 1992, we have entered into contractual obligations in the form of liquidity asset purchase agreements to support most or all of the liquidity of the conduits. We also provide credit enhancement to the conduits in the form of standby letters of credit. Other institutions can and do provide contractual liquidity to the conduits. As provided for in these agreements, we provide back-up liquidity in the event that the conduits cannot meet their funding needs through the issuance of commercial paper. In the event that maturing commercial paper cannot be reissued into the market by the conduits' dealer group, we and the other institutions providing liquidity may be required to provide liquidity by purchasing portfolio assets from the conduits. State Street may also provide liquidity by purchasing commercial paper or providing other extensions of credit to the conduits. As of September 30, 2007, State Streets' commitments under these liquidity asset purchase agreements and back-up lines of credit totaled approximately $29.20 billion, and our commitments under standby letters of credit totaled $1.04 billion. These amounts totaled $27.87 billion and $1.02 billion, respectively, at June 30, 2007.

        The conduits generally sell commercial paper to third-party investors; however, we sometimes purchase commercial paper from the conduits. At September 30, 2007, we held on our consolidated balance sheet an aggregate of approximately $730 million of commercial paper issued by the conduits, representing less than 1% of our consolidated total assets. These holdings were higher than the levels of commercial paper we have historically held. This was reflective of both the reduced liquidity in the asset-backed commercial paper markets during the third quarter and our desire to provide short-term stability to funding costs given the lack of liquidity in the marketplace.

        The highest total overnight position in the conduits' commercial paper held by State Street was approximately $1.25 billion during the third quarter of 2007. There were no draw-downs on the liquidity asset purchase agreements or standby letters of credit during the quarter ended September 30, 2007. At October 31, 2007, we held approximately $500 million of the conduits' commercial paper.

        As the third quarter of 2007 progressed and investors became increasingly concerned about the credit quality of the underlying assets generally held in asset-backed commercial paper conduits and similar vehicles, the resulting reduction in liquidity in the global fixed-income securities markets made the funding of the State Street-administered conduits more challenging than in normal market conditions, and the yields that issuers had to pay on asset-backed commercial paper increased. Consistent with the experience of other market participants, commercial paper was generally being placed by the State Street-administered conduits with shorter maturities and higher investor yields than historically experienced. This compressed the spread between the rate earned on the conduits' assets and the conduits' funding costs. The weighted-average maturity of the conduits' commercial paper was approximately 15 days as of September 30, 2007, compared to approximately 22 days as of June 30, 2007 and approximately 21 days as of September 30, 2006. However, the conduits continue to roll over the commercial paper as it matures, i.e., place the commercial paper with investors and dealers, including State Street. Since the end of the third quarter of 2007, the asset-backed commercial paper market has modestly improved, but we remain cautious.

        We intend to continue to manage the liquidity of the programs, if and as needed, through purchases of commercial paper as necessary; however, if due to further deterioration in the liquidity of the fixed-income markets or otherwise, it would become necessary to purchase assets from the conduits, we anticipate that we could fund those purchases.

        During the third quarter of 2007, we did not experience any losses in connection with the conduits, whether in our role as a liquidity and credit enhancement provider or otherwise, although the margins that we generate from administration of the conduits have been significantly compressed by the increased yields required by market participants to buy the commercial paper. As a result, the fee revenue we generated from our involvement with the conduits decreased to approximately $11 million for the third quarter of 2007 from approximately $14 million for the third quarter of 2006. For the nine months ended September 30, 2007, this revenue totaled approximately $50 million, compared to approximately $42 million for the first nine months of 2006. We earn fees from our role as administrator, liquidity or credit enhancement provider and as one of the dealers, which fees are priced on a market basis. These fees are recorded in processing fees and other revenue in our consolidated statement of income. Our overall conduit business activities generated a pre-tax loss of approximately $4 million for the third quarter of 2007. This loss, which included the fee revenue described above, primarily resulted from the change in fair value of basis swaps, as well as other conduit operating expenses.

        As described above, we provide the conduits with contractual liquidity in the form of liquidity asset purchase agreements. If a conduit experienced a problem with an asset, such as a default or credit rating downgrade, subject to certain conditions, the liquidity asset purchase agreement could be invoked by the conduit, requiring State Street to purchase the asset from the conduit at prices which may exceed the fair value of the assets. If that occurred, we would be required to recognize a loss upon purchase of the asset. Any loss from a credit default would first be offset by the level of funding provided by the subordinated note holder. Currently, in light of the recent reduction in liquidity in the markets, with spreads on virtually all asset classes except U.S. treasuries having widened, we expect that an asset purchase would result in a loss. This loss may be recovered in future periods, depending on State Street's actions after the asset is purchased.

        It is also possible that we would be required to consolidate one or more of the conduits' assets and liabilities onto our consolidated balance sheet. This would occur if we were determined to be the primary beneficiary of the conduits as defined in FASB Interpretation No. 46(R), or FIN 46(R). For example, if changes in market conditions require us to update the assumptions in our expected loss model, we may be required to increase the amount of first-loss notes in order for the investors in the first-loss notes to continue to be considered the primary beneficiaries of the conduits. If, for some reason, the conduits are not able to issue additional first-loss notes or take other actions, we may be determined to be the primary beneficiary of the conduits, and would be required to consolidate the conduits' assets and liabilities onto our consolidated balance sheet. Additional information about our use of an expected loss model and the third-party investors in first-loss notes is provided in note 8 to the consolidated financial statements in this Form 10-Q. Our accounting treatment of the conduits is reviewed at least quarterly, and more frequently if specific events warrant.

        During the third quarter of 2007, as a result of the events in the global fixed-income securities markets, we reviewed the underlying assumptions incorporated in our FIN 46(R) expected loss model. We concluded that our model assumptions were appropriate and were reflective of market participant assumptions, and appropriately considered the probability of, and potential for, the recurrence of these events.

        If consolidation were to occur because we were determined to be the primary beneficiary of the conduits as defined in FIN 46(R), we would consolidate the conduits' assets and liabilities onto our consolidated balance sheet at fair value. We would recognize an extraordinary loss on the date of consolidation if the fair value of the conduits' liabilities exceeded the fair value of the conduits' assets, as they do currently. This loss would accrete back into income over the remaining lives of the assets, assuming that the assets were held to maturity and that we recovered the full principal amount of the securities.

        Purchasing or consolidating all or a significant portion of the assets of the conduits would affect the size and composition of our consolidated balance sheet and alter our financial and regulatory capital ratios, and may affect our earnings. In light of our continued ability to manage the liquidity of the commercial paper, we do not currently anticipate that this action will become necessary. However, for illustrative purposes only, assuming estimated fair values of the conduits' assets as of September 30, 2007, if all of the conduits' assets were purchased under the liquidity asset purchase agreements, or if the conduits' assets and liabilities were consolidated onto our consolidated balance sheet, we estimate that we would recognize an after-tax loss of approximately $215 million in our consolidated statement of income.

        This estimate assumes that all of the conduits, with total assets of approximately $29 billion as of September 30, 2007, are consolidated; that the assets of the conduits are recorded at fair value, which is based on State Street's consistent application of its pricing policies for conduit assets; and that the pre-tax loss is tax-effected at a 40% marginal income tax rate. If consolidation were to occur in the future, or we were required to purchase assets pursuant to the liquidity asset purchase agreements at prices in excess of the fair value of the assets, the ultimate amount of loss will be based upon market conditions at the date such a determination is made, which could differ from the estimate provided above. If the assets were consolidated for accounting purposes pursuant to FIN 46(R), we expect that this loss would be recorded as an extraordinary loss, after income from continuing operations. If we were to purchase the assets under the liquidity asset purchase agreements, to the extent that a loss was incurred, we expect that the loss would be recognized in continuing operations.

        We consider the activities of the conduits in our liquidity management process, as more fully described in the "Liquidity" section of this Management's Discussion and Analysis. We would be able to access multiple sources of liquidity to fund required asset purchases, including sales of other assets, asset repurchase agreements, the issuance of corporate commercial paper, the issuance of bank certificates of deposit and time deposits, and accessing the Federal Reserve discount window or similar facilities in other jurisdictions in which we maintain significant banking operations. The consolidation of the conduits for accounting purposes alone would not require additional funding or liquidity for the conduits to fund their asset portfolios, unless the reasons for consolidation related to an inability of the conduits to issue commercial paper.

        If we were required to consolidate the conduits' assets and liabilities, our regulatory capital ratios would be negatively impacted for a period of time. With respect to regulatory capital, the consolidation of the conduits' assets and liabilities would cause only a modest reduction of our tier 1 and total risk-based capital ratios. The impact of consolidation on our tier 1 leverage ratio would be more significant, but the degree of impact would depend on how and when consolidation occurred, since this ratio is a function of our consolidated total average assets over an entire quarter. We currently estimate that if we consolidated the conduits' assets and liabilities, we would be able to continue to meet the regulatory capital threshold for "well capitalized."

        Assuming estimated fair values of the conduits' assets as of September 30, 2007, priced as described above, if all of the conduits' assets and liabilities were consolidated onto our consolidated balance sheet and no other management actions were taken with respect to capital, the following table presents the estimated impact on State Street's and State Street Bank's regulatory capital ratios.

	State Street		State Street Bank
	Reported as of September 30, 2007	Adjusted as of September 30, 2007	Reported as of September 30, 2007	Adjusted as of September 30, 2007
Tier 1 leverage ratio	5.4%	5.2%	5.4%	5.2%
Tier 1 risk-based capital ratio	11.7	11.3	11.1	10.7
Total risk-based capital ratio	13.3	12.9	12.8	12.5

        Information related to other off-balance sheet arrangements is in notes 7, 8 and 10 to the consolidated financial statements in this Form 10-Q.

RECENT ACCOUNTING DEVELOPMENTS

        Information related to recent accounting developments is in note 1 to the consolidated financial statements in this Form 10-Q.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information required by this item is included in the "Risk Management—Market Risk" section of Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

CONTROLS AND PROCEDURES

        State Street has established and maintains disclosure controls and procedures that are designed to ensure that material information relating to State Street and its subsidiaries on a consolidated basis required to be disclosed in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to State Street management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. For the quarter ended September 30, 2007, State Street carried out an evaluation, under the supervision and with the participation of State Street management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of State Street's disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that State Street's disclosure controls and procedures were effective as of September 30, 2007.

        State Street has also established and maintains internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In the ordinary course of business, State Street routinely enhances its internal controls and procedures for financial reporting by either upgrading its current systems or implementing new systems. Changes have been made and will be made to State Street's internal controls and procedures for financial reporting as a result of these efforts. During the quarter ended September 30, 2007, there was no change in State Street's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, State Street's internal control over financial reporting.

STATE STREET CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2007		2006		2007		2006
Fee Revenue:
Servicing fees		$937		$685		$2,421		$2,025
Management fees		299		238		844		690
Trading services		320		171		800		659
Securities finance		165		87		425		296
Processing fees and other		61		65		199		211

Total fee revenue		1,782		1,246		4,689		3,881
Net Interest Revenue:
Interest revenue		1,383		1,103		3,758		3,098
Interest expense		919		837		2,584		2,304

Net interest revenue		464		266		1,174		794
Provision for loan losses		—		—		—		—

Net interest revenue after provision for loan losses		464		266		1,174		794
(Losses) Gains on sales of available-for-sale investment securities, net		(6)		3		(6)		14

Total revenue		2,240		1,515		5,857		4,689
Operating Expenses:
Salaries and employee benefits		916		639		2,463		1,958
Information systems and communications		145		121		398		382
Transaction processing services		165		121		435		375
Occupancy		109		91		301		279
Merger and integration		141		—		141		—
Other		213		118		522		368

Total operating expenses		1,689		1,090		4,260		3,362

Income from continuing operations before income tax expense		551		425		1,597		1,327
Income tax expense from continuing operations		193		147		559		540

Income from continuing operations		358		278		1,038		787
Income from discontinued operations before income tax expense		—		—		—		16
Income tax expense from discontinued operations		—		—		—		6

Income from discontinued operations		—		—		—		10

Net income		$358		$278		$1,038		$797

Earnings Per Share From Continuing Operations:
Basic		$.92		$.84		$2.95		$2.38
Diluted		.91		.83		2.91		2.35
Income Per Share From Discontinued Operations:
Basic		$—		$—		$—		$.03
Diluted		—		—		—		.03
Earnings Per Share:
Basic		$.92		$.84		$2.95		$2.41
Diluted		.91		.83		2.91		2.38
Average Shares Outstanding (in thousands):
Basic		386,843		330,440		352,410		331,326
Diluted		392,150		335,513		356,695		335,566
Cash Dividends Declared Per Share	$	..22	$	..20	$	..65	$	..59

The accompanying condensed notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION

CONSOLIDATED STATEMENT OF CONDITION

	September 30, 2007	December 31, 2006
(Dollars in millions, except per share amounts)	(Unaudited)	(Note 1)
Assets:
Cash and due from banks	$4,610	$2,368
Interest-bearing deposits with banks	6,559	5,236
Securities purchased under resale agreements	16,151	14,678
Federal funds sold	2,575	—
Trading account assets	1,305	785
Investment securities available for sale	72,789	60,445
Investment securities held to maturity (fair value of $4,249 and $4,484)	4,294	4,547
Loans and leases (net of allowance of $18)	11,292	8,928
Premises and equipment	1,824	1,560
Accrued income receivable	1,883	1,617
Goodwill	4,601	1,384
Other intangible assets	1,994	434
Other assets	10,011	5,371

Total assets	$139,888	$107,353

Liabilities:
Deposits:
Noninterest-bearing	$13,779	$10,194
Interest-bearing—U.S.	15,838	1,272
Interest-bearing—Non-U.S.	63,384	54,180

Total deposits	93,001	65,646
Securities sold under repurchase agreements	14,008	19,147
Federal funds purchased	320	2,147
Other short-term borrowings	4,802	2,835
Accrued taxes and other expenses	3,953	3,143
Other liabilities	8,938	4,567
Long-term debt	3,616	2,616

Total liabilities	128,638	100,101
Commitments and contingencies (note 7)
Shareholders' Equity:
Preferred stock, no par: authorized 3,500,000 shares; issued none
Common stock, $1 par: authorized 750,000,000 shares, issued 398,370,000 and 337,126,000 shares	398	337
Surplus	4,616	399
Retained earnings	7,610	7,030
Accumulated other comprehensive loss	(369)	(224)
Treasury stock, at cost (13,576,000 and 4,688,000 shares)	(1,005)	(290)

Total shareholders' equity	11,250	7,252

Total liabilities and shareholders' equity	$139,888	$107,353

The accompanying condensed notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(UNAUDITED)

	Common Stock				Accumulated Other Comprehensive (Loss) Income	Treasury Stock
				Retained Earnings
(Dollars in millions, except per share amounts, shares in thousands)	Shares	Amount	Surplus			Shares	Amount	Total
Balance at December 31, 2005	337,126	$337	$266	$6,189	$(231)	3,501	$(194)	$6,367
Comprehensive income:
Net income				797				797
Change in net unrealized gain/loss on available-for-sale securities, net of related taxes of $18 and reclassification adjustment					39			39
Foreign currency translation, net of related taxes of $42					82			82
Change in net unrealized gain/loss on hedges of net investments in non-U.S. subsidiaries, net of related taxes of $(8)					(15)			(15)
Change in minimum pension liability, net of related taxes of $3					4			4
Change in unrealized gain/loss on cash flow hedges, net of related taxes of $5					8			8

Total comprehensive income				797	118			915
Cash dividends declared ($.59 per share)				(195)				(195)
Common stock acquired						5,782	(368)	(368)
Common stock received under COVERS contracts			30			1,199	(26)	4
Common stock awards and options exercised, including tax benefit of $26			72			(4,488)	221	293
Other						7	(1)	(1)

Balance at September 30, 2006	337,126	$337	$368	$6,791	$(113)	6,001	$(368)	$7,015

Balance at December 31, 2006	337,126	$337	$399	$7,030	$(224)	4,688	$(290)	$7,252
Adjustment for effect of applying provisions of FSP No. FAS 13-2				(226)				(226)

Adjusted balance at January 1, 2007	337,126	$337	$399	$6,804	$(224)	4,688	$(290)	$7,026
Comprehensive income:
Net income				1,038				1,038
Change in net unrealized gain/loss on available-for-sale securities, net of related taxes of $(164) and reclassification adjustment					(247)			(247)
Foreign currency translation, net of related taxes of $45					111			111
Change in net unrealized loss on cash flow hedges, net of related taxes of $(1)					(1)			(1)
Change in net unrealized loss on hedges of net investments in non-U.S. subsidiaries, net of related taxes of $(3)					(6)			(6)
Change in minimum pension liability, net of related taxes					(2)			(2)

Total comprehensive income				1,038	(145)			893
Cash dividends declared ($.65 per share)				(232)				(232)
Common stock acquired						13,369	(1,002)	(1,002)
Common stock awards and options exercised, including tax benefit of $38	401	—	39			(4,500)	289	328
Common stock issued in connection with acquisition	60,843	61	4,167					4,228
Other			11			19	(2)	9

Balance at September 30, 2007	398,370	$398	$4,616	$7,610	$(369)	13,576	$(1,005)	$11,250

The accompanying condensed notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
(In millions)	2007	2006
Operating Activities:
Net income	$1,038	$797
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash adjustments for depreciation, amortization, and deferred income tax expense	360	320
Income from discontinued operations	—	(16)
Securities gains, net	6	(14)
Change in trading account assets, net	(520)	(309)
Other, net	(107)	(611)

Net Cash Provided by (Used in) Operating Activities	777	167
Investing Activities:
Net (increase) decrease in interest-bearing deposits with banks	(1,318)	2,508
Net decrease (increase) in securities purchased under resale agreements and federal funds sold	2,115	(5,231)
Proceeds from sales of available-for-sale securities	4,207	2,869
Proceeds from maturities of available-for-sale securities	16,521	12,588
Purchases of available-for-sale securities	(24,073)	(20,100)
Proceeds from maturities of held-to-maturity securities	636	1,363
Purchases of held-to-maturity securities	(378)	(1,117)
Net increase in loans	(1,742)	(2,728)
Business acquisitions, net of cash acquired	(643)	—
Purchases of equity investments and other long-term assets	(146)	(137)
Purchases of premises and equipment	(347)	(263)
Other, net	69	56

Net Cash Used in Investing Activities	(5,099)	(10,192)
Financing Activities:
Net decrease in time deposits	(9,152)	(2,986)
Net increase in all other deposits	25,141	6,791
Net (decrease) increase in short-term borrowings	(9,291)	7,447
Proceeds of long-term debt, net of issuance costs	1,488	—
Payments for long-term debt and obligations under capital leases	(528)	(12)
Proceeds from issuance of common stock and treasury stock for options exercised	124	144
Purchases of common stock	(1,002)	(368)
Payments for cash dividends	(216)	(193)

Net Cash Provided by Financing Activities	6,564	10,823

Net Increase	2,242	798
Cash and due from banks at beginning of period	2,368	2,684

Cash and Due From Banks at End of Period	$4,610	$3,482

Non-cash investing and financing activities for the nine months ended September 30, 2007 and 2006 were composed of:

  (1)
  commitments for construction costs of $150 million and $69 million, respectively, recorded in premises and equipment and other liabilities, in connection with a new foreign office lease agreement; and

  (2)
  for the nine months ended September 30, 2006, available-for-sale securities of approximately $1.5 billion, and related other short-term borrowings, recorded in connection with the consolidation of certain trusts used in our tax-exempt investment programs.

The fair values of non-cash assets acquired and liabilities assumed in connection with the acquisition of Investors Financial were $18.40 billion and $16.88 billion, respectively.

The accompanying condensed notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.    Summary of Significant Accounting Policies

Basis of Presentation

        Unless otherwise indicated or unless the context requires otherwise, all references in these condensed notes to "State Street," "we," "us," "our" or similar terms mean State Street Corporation and its subsidiaries on a consolidated basis. We are a financial holding company headquartered in Boston, Massachusetts with consolidated total assets of $139.89 billion, total deposits of $93.00 billion and total shareholders' equity of $11.25 billion at September 30, 2007. We report two lines of business:

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

        The interim consolidated financial statements accompanying these notes are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the results of operations in these financial statements, have been made. The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Results of operations for the three and nine months ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. Certain previously reported amounts have been reclassified to conform to current period classifications.

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

New Accounting Standards

        In July 2006, the FASB issued FASB Staff Position No. FAS 13-2, Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction. The FSP, which was applied beginning on January 1, 2007, requires that the recognition of lease income over the term of a lease be recalculated if a change in the expected timing of tax-related cash flows occurs. Our application of the FSP's provisions to certain of our leveraged leases resulted in a cumulative after-tax reduction of the beginning balance of retained earnings on January 1, 2007 of approximately $226 million. Future income from the affected leases is expected to increase over the remaining terms of the affected leases by an amount approximately equal to the after-tax reduction.

        In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. This Interpretation, which was applied beginning on January 1, 2007, clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements, and prescribes thresholds and attributes for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. Our application of the Interpretation's provisions to our tax positions as of January 1, 2007, did not impact our consolidated financial position or results of operations. Disclosures required by the Interpretation are in note 7.

Recent Accounting Developments

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. This new standard is designed to reduce complexity in accounting for financial instruments and lessen earnings volatility caused by measuring related assets and liabilities differently. The standard creates presentation and disclosure requirements designed to aid comparisons between companies that use different measurement attributes for similar types of assets and liabilities. The standard, which is expected to expand the use of fair value measurement, permits entities to choose to measure many financial instruments and certain other items at fair value, with unrealized gains and losses on those assets and liabilities recorded in earnings. The fair value option may be applied on a financial instrument by financial instrument basis, with a few exceptions, and is irrevocable for those financial instruments once applied. The fair value option may only be applied to entire financial instruments, not portions of instruments.

        The standard does not eliminate disclosures required by SFAS No. 107, Disclosures About Fair Value of Financial Instruments, or SFAS No. 157, Fair Value Measurements. The provisions of the standard are effective for our consolidated financial statements beginning January 1, 2008. We are currently evaluating the potential impact of an election to adopt this standard on our consolidated financial position and results of operations. In addition, we are currently assessing the potential impact of our adoption of SFAS 157, Fair Value Measurements, beginning on January 1, 2008. We discussed SFAS No. 157 in our 2006 Form 10-K. Notwithstanding the impact of continued disruptions in the global financial markets, at this time we do not expect that adoption of this new standard will materially impact our consolidated financial position or results of operations.

Note 2.    Acquisitions and Divestitures

        On July 2, 2007, we completed our acquisition of Investors Financial Services Corp., a bank holding company based in Boston with approximately $17 billion in total assets and approximately $1.9 trillion in assets under custody. We acquired Investors Financial in order to enhance our position as a worldwide service provider to institutional investors. We exchanged approximately 60.8 million shares of our common stock, with an aggregate value of approximately $4.2 billion, for all of the outstanding common stock of Investors Financial. Results of operations of the acquired Investors Financial business are included in our consolidated financial statements beginning on July 2, 2007.

        As presented in the following table, the purchase price was allocated to the assets acquired and the liabilities assumed based on their fair values at the acquisition date. Additional information about goodwill and other intangible assets is in note 4.

(Dollars in millions, except per share amounts)
Purchase price
Investors Financial common stock outstanding (in thousands)	67,156
Exchange ratio	.906

Total State Street common stock exchanged (in thousands)	60,843
Purchase price per share of State Street common stock(1)	$69.488

		$4,228
Cash settlement of outstanding Investors Financial common stock options		143
State Street direct acquisition-related costs		30
Vesting of restricted common stock exchanged at closing		4

Total purchase price		$4,405
Allocation of purchase price
Investors Financial shareholders' equity		$999
Write-off of Investors Financial goodwill and other intangible assets		(80)
Estimated adjustments to reflect assets acquired and liabilities assumed at fair value:
Write-down of securities held to maturity		(32)
Current tax receivable		14
Write-off of capitalized software, long-lived assets and other assets and liabilities, net		(101)
Customer relationship intangibles		920
Core deposit intangible		500
Exit and termination liabilities		(82)
Lease-related liabilities		29
Deferred tax liability, net		(506)

Estimated fair value of net assets acquired		1,661

Goodwill resulting from acquisition		$2,744

(1)
The value per share of State Street common stock exchanged with Investors Financial shareholders was based on a five-day average closing share price for two days before and two days after the announcement date of February 5, 2007.

        The following table presents pro forma combined consolidated results of operations of State Street and Investors Financial as though the acquisition had been completed on January 1, 2006.

	Three Months Ended September 30,	Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2006	2007	2006
Total fee revenue	$1,400	$5,056	$4,351
Net interest revenue	305	1,276	915
(Losses) Gains on sales of available-for-sale investment securities, net	3	(6)	17

Total revenue	1,708	6,326	5,283
Total operating expenses	1,246	4,624	3,838

Income from continuing operations before income tax expense	462	1,702	1,445
Income tax expense from continuing operations	159	595	574

Income from continuing operations	$303	$1,107	$871

Earnings Per Share From Continuing Operations:
Basic	$.78	$2.82	$2.23
Diluted	.76	2.78	2.20
Average Shares Outstanding (in thousands):
Basic	390,297	392,354	390,875
Diluted	396,956	398,246	396,799

        During the third quarter of 2007, in connection with the acquisition, we recorded merger and integration costs of approximately $141 million in our consolidated statement of income. These costs consisted only of direct and incremental costs to integrate the acquired Investors Financial business into our operations. These costs do not include on-going expenses of the combined organization.

(In millions)
Lease termination	$91
Retention and other compensation	20
System and customer integration	8
Other	2

121
Premium associated with redemption of State Street junior subordinated debentures	20

Total merger and integration costs	$141

        In connection with the acquisition, we recorded liabilities for exit and termination costs related to the acquired Investors Financial business of approximately $82 million. These costs were composed of liabilities for severance associated with Investors Financial employees, abandonment of Investors Financial operating leases, and termination of service and other contracts executed by Investors

Financial with third parties. These costs were recorded as part of the purchase price, and resulted in additional goodwill. There were no payments or adjustments to these liabilities during the third quarter of 2007. Payment or other reduction of these liabilities is expected to be substantially completed by the end of 2008.

        In March 2007, we completed our acquisition of Currenex, Inc., an independently owned electronic foreign exchange trading platform. We paid approximately $564 million, net of liabilities assumed, and recorded the following significant assets: goodwill—$437 million; customer relationship and other intangibles—$174 million; and other tangible assets—$25 million. The customer relationship and other intangible assets are being amortized on a straight-line basis over a period of eight to twelve years. Financial results of Currenex are included in the accompanying consolidated financial statements beginning on March 2, 2007.

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

Note 3.    Investment Securities

        Investment securities consisted of the following as of the dates indicated:

	September 30, 2007				December 31, 2006
		Unrealized				Unrealized
	Amortized Cost			Fair Value	Amortized Cost			Fair Value
(In millions)		Gains	Losses			Gains	Losses
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$8,856	$2	$24	$8,834	$7,701		$89	$7,612
Mortgage-backed securities	15,286	31	202	15,115	11,685	$15	246	11,454

Subtotal	24,142	33	226	23,949	19,386	15	335	19,066
Asset-backed securities	26,740	5	518	26,227	25,646	28	40	25,634
Collateralized mortgage obligations	12,342	28	123	12,247	8,538	17	79	8,476
State and political subdivisions	5,763	41	29	5,775	3,740	20	11	3,749
Other debt investments	3,973	12	40	3,945	3,043	7	23	3,027
Money-market mutual funds	295	—	—	295	201	—	—	201
Other equity securities	323	31	3	351	269	24	1	292

Total	$73,578	$150	$939	$72,789	$60,823	$111	$489	$60,445

Held to maturity:
U.S. Treasury and federal agencies:
Direct obligations	$757		$4	$753	$846		$15	$831
Mortgage-backed securities	969	$5	14	960	1,084	$5	17	1,072

Subtotal	1,726	5	18	1,713	1,930	5	32	1,903
Collateralized mortgage obligations	2,221	4	36	2,189	2,357	5	41	2,321
Other investments	347	1	1	347	260	1	1	260

Total	$4,294	$10	$55	$4,249	$4,547	$11	$74	$4,484

        Aggregate investment securities carried at $32.01 billion and $23.28 billion at September 30, 2007 and December 31, 2006, respectively, were designated as pledged for public and trust deposits, short-term borrowings and for other purposes as required by law.

        Gross gains and losses realized from sales of available-for-sale securities were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2007	2006	2007	2006
Gross gains	$5	$6	$10	$30
Gross losses	11	3	16	16

Net gains (losses)	$(6)	$3	$(6)	$14

Note 4.    Goodwill and Other Intangible Assets

        Changes in the carrying amount of goodwill were as follows for the nine months ended September 30, 2007:

(In millions)	Investment Servicing	Investment Management	Total
Balance at December 31, 2006	$1,376	$8	$1,384
Acquisition of Currenex	437	—	437
Acquisition of Investors Financial	2,744	—	2,744
Other additions	24	—	24
Translation adjustments	13	(1)	12

Balance at September 30, 2007	$4,594	$7	$4,601

        The gross carrying amount and accumulated amortization of other intangible assets were as follows as of September 30, 2007 and December 31, 2006:

	September 30, 2007			December 31, 2006
(In millions)	Gross Carrying Amount	Net Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationship intangible	$1,682	$(231)	$1,451	$564	$(170)	$394
Core deposit intangible	500	(6)	494	—	—	—
Other	63	(14)	49	50	(10)	40

Total	$2,245	$(251)	$1,994	$614	$(180)	$434

        At September 30, 2007, the gross carrying amount and accumulated amortization of customer relationship intangibles included $920 million and $12 million, respectively, related to the acquisition of Investors Financial.

        Amortization expense related to other intangible assets was $33 million and $11 million for the quarters ended September 30, 2007 and 2006, respectively, and $60 million and $32 million for the nine months ended September 30, 2007 and 2006, respectively. Expected amortization expense for other intangible assets held at September 30, 2007 is $86 million for 2007, $105 million for 2008 and 2009, $99 million for 2010, and $97 million for 2011.

Note 5.    Other Assets and Other Liabilities

        Other assets included $6.81 billion and $3.06 billion of unrealized gains on derivative financial instruments at September 30, 2007 and December 31, 2006, respectively. Other liabilities included $6.75 billion and $3.06 billion of unrealized losses on derivative financial instruments at September 30, 2007 and December 31, 2006, respectively.

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

        In July 2007, we redeemed an aggregate of $500 million of unsecured junior subordinated debentures issued by the parent company to two of our statutory business trusts, State Street Capital Trusts A and B, composed of $200 million of 7.94% debentures issued in 1996 and $300 million of 8.035% debentures issued in 1997. We paid the trusts the outstanding amount on the debentures plus accrued interest and an aggregate redemption premium of approximately $20 million. This redemption premium was included in the merger and integration costs which were recorded during the third quarter of 2007 in connection with the Investors Financial acquisition.

        In July 2007, the trusts, consistent with the terms of their applicable governing documents, redeemed their respective outstanding capital securities, with an aggregate liquidation amount of $500 million, corresponding to the debentures. The trusts paid to the holders of the outstanding capital securities the same amount that was paid by the parent company to the trusts to redeem the debentures.

Note 7.    Commitments and Contingencies

        In the normal course of business, we hold assets under custody and management in a custodial or fiduciary capacity. Management conducts regular reviews of its responsibilities in this regard and considers the results in preparing the consolidated financial statements. In the opinion of management, no contingent liabilities existed at September 30, 2007, that would have had a material adverse effect on State Street's consolidated financial position or results of operations.

        On behalf of our customers, we lend their securities to brokers and other institutions. In most circumstances, we may indemnify our customers for the fair market value of those securities against a failure of the borrower to return such securities. Collateral funds received in connection with our securities lending services are held by us as agent and are not recorded in our consolidated statement of condition. We require the borrowers to provide collateral in an amount equal to or in excess of 100% of the fair market value of the securities borrowed. The borrowed securities are revalued daily to determine if additional collateral is necessary. The aggregate amount of indemnified securities loaned totaled $639.23 billion at September 30, 2007, and $506.03 billion at December 31, 2006. We held, as agent, cash and U.S. government securities totaling $656.79 billion and $527.37 billion as collateral for indemnified securities loaned at September 30, 2007 and December 31, 2006, respectively.

        We are involved in various industry-related and other regulatory, governmental and law enforcement inquiries and subpoenas, as well as legal proceedings that arise in the normal course of business. In October 2007, three customers filed litigation claims, two of which are putative class actions purportedly on behalf of ERISA plans invested in certain of State Street Global Advisors', or SSgA's, bond funds, against State Street Bank and SSgA related to investment losses in one or more of SSgA's strategies associated with sub-prime investments. The potential consolidated financial statement impact on State Street of these claims cannot currently be estimated. In the opinion of management, after discussion with counsel, these legal proceedings and regulatory, governmental and law enforcement inquiries and subpoenas can be successfully defended or resolved without a material adverse effect on our consolidated financial position or results of operations.

        In the normal course of business, we are subject to challenges from U.S. and non-U.S. tax authorities regarding the amount of taxes due. These challenges may result in adjustments to the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. During 2004, the U.S. Internal Revenue Service completed its review of our federal income tax returns for tax years 1997, 1998 and 1999 and proposed to disallow tax deductions related to lease-in-lease-out, or LILO, transactions. We believed that we reported the tax effects of these transactions properly, based on applicable statutes, regulations and case law in effect at the time they were entered into. During the second quarter of 2005, we filed an appeal with the IRS. During the fourth quarter of 2007, we settled with the IRS on these issues with no material impact on earnings.

        During 2005, the IRS announced that it had classified sale-in-lease-out, or SILO, transactions as tax shelters, or "listed transactions." The IRS began its review of our tax returns for the years 2000—2003 during the second quarter of 2005 and is reviewing SILO transactions. During the course of their review, which is ongoing, the IRS has proposed to disallow tax deductions related to certain SILO transactions. We believe that we reported the tax effects of these transactions properly, based on applicable statutes, regulations and case law in effect at the time they were entered into.

        While it is unclear whether we will be able to reach an acceptable resolution with the IRS, management believes we are sufficiently accrued as of September 30, 2007 for tax exposures, including exposures related to SILO transactions, and related interest expense. In future periods, if management revises its evaluation of this tax position, the effect of the revision will be recorded in income tax expense in that period.

        As we discussed in Note 1, we applied the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, on January 1, 2007, when our liability for unrecognized tax benefits was $115 million. The application of the Interpretation's provisions did not change this liability. The liability includes $95 million of interest, $93 million of which relates to tax positions for certain of our leveraged leases for which the timing of tax deductions is uncertain. In 2007, we expect to reduce the liability by approximately $58 million related to these leveraged lease tax positions. Aside from interest, the deferral of tax deductions will not affect the annual effective tax rate, but will accelerate payment. We record interest, and penalties if any, related to unrecognized tax benefits as a component of income tax expense. The earliest year open to examination in our major jurisdictions is 2000.

Note 8.    Securitizations and Variable Interest Entities

Tax-Exempt Investment Programs

        In the normal course of business, we structure and sell certificated interests in pools of tax-exempt investment-grade assets, principally to mutual fund customers. We structure these pools as partnership trusts, and the trusts are recorded in our consolidated statement of condition as municipal securities available for sale and related short-term borrowings. We may also provide liquidity and re-marketing services to the trusts.

        We transfer assets to the trusts from our investment securities portfolio at adjusted book value, and the trusts finance the acquisition of these assets by selling certificated interests issued by the trusts to third-party investors and to State Street as residual holder. These transfers do not meet the derecognition criteria of SFAS No. 140, Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and therefore are recorded in our consolidated financial statements. The trusts had a weighted-average life of approximately 8.8 years at September 30, 2007, compared to approximately 4.9 years at December 31, 2006. Under separate agreements, we provide standby bond purchase agreements to most of these trusts, which obligate State Street to acquire the certificated interests at par value in the event that the re-marketing agent is unable to place the certificated interests with investors. Our obligations as the primary standby bond purchase agreement provider terminate in the event of the following credit events: payment default, bankruptcy of issuer or credit enhancement provider, imposition of taxability, or downgrade of an asset held by the trust below investment grade. Our commitments to the trusts under these standby bond purchase agreements totaled $3.16 billion at September 30, 2007, none of which were utilized at period-end. In the event that our obligations under these agreements are triggered, no material impact to our consolidated financial position or results of operations would occur, because the bonds are recorded in our consolidated statement of condition.

Asset-Backed Commercial Paper Programs

        We established our first asset-backed commercial paper program in 1992, primarily to satisfy the demand from our institutional customers, particularly mutual fund customers, for commercial paper for their money market funds. Currently, we administer four third-party owned, multi-seller asset-backed commercial paper programs, or "conduits," that purchase financial instruments, predominantly securities from the capital markets. These conduits, which are structured as special purpose, bankruptcy-remote entities, provide our customers with short-term investment products for cash management and other investment purposes, and asset sellers with access to the efficiencies of the global commercial paper markets, which have historically offered an attractive cost of financing relative to bank-based borrowing. Our relationship with the conduits is contractual. We hold no direct or indirect equity ownership in these entities.

        Under FASB Interpretation No. 46(R), or FIN 46(R), issued in December 2003, the conduits meet the definition of variable interest entities. In applying the provisions of FIN 46(R), we apply an expected loss model to the activities of the conduits to determine the primary beneficiaries of the conduits. As a result of application of this model, we concluded that we were not the primary beneficiary of the conduits, as defined by FIN 46(R), and as a result, we do not record these conduits in our consolidated financial statements. The conduits have third-party investors who hold subordinated debt issued by the conduits. These investors are in a first-loss position and bear the majority of the expected losses, as defined by FIN 46(R), of the conduits. We reperform our expected loss model at least quarterly, and more frequently if specific events occur.

        During the third quarter of 2007, as a result of certain disruptions in the global fixed-income securities markets, we reviewed the underlying assumptions incorporated in our FIN 46(R) expected loss model. We concluded that our model assumptions were appropriate and were reflective of market participant assumptions, and appropriately considered the probability of, and potential for, the recurrence of recent events. At September 30, 2007 and December 31, 2006, total assets in these unconsolidated conduits were $29.21 billion and $25.25 billion, respectively.

        In the normal course of business, asset purchases are funded by the conduits' issuance of commercial paper. We support the conduits' liquidity contractually through liquidity asset purchase agreements and back-up liquidity lines of credit. The majority of these liquidity support arrangements are provided by us. Other institutions can and do provide liquidity to the conduits. In addition, we provide direct credit support to the conduits in the form of standby letters of credit. Our commitments under these liquidity asset purchase agreements and back-up lines of credit totaled $29.20 billion, and our commitments under the standby letters of credit totaled $1.04 billion, at September 30, 2007.

        We earn fees from our role as administrator, liquidity or credit enhancement provider, derivative counterparty, and as one of the dealers, which fees are priced on a market basis. These fees are recorded in processing fees and other revenue in our consolidated statement of income.

        The conduit structure is not designed to distribute interest-rate and/or foreign currency risk to commercial paper investors or the subordinated note holders. Accordingly, the conduits take measures to mitigate these risks through the use of derivative financial instruments. These derivative transactions are generally entered into with State Street Bank as a counterparty, and are based upon market observable rates and indices. Among the most significant derivative transactions are basis swaps, whereby the conduit receives its cost of funds and pays LIBOR plus a spread to State Street Bank. This structure mitigates a portion of the risk of erosion in the expected spread between the conduits' cost of funds and the respective currency LIBOR rate.

        Deterioration in asset performance or certain other factors, including the ability of the conduits to continue to access the commercial paper market, may shift the asset risk from the commercial paper investors to us as the liquidity or credit enhancement provider. In addition, the conduits may need to draw upon the back-up facilities to repay maturing commercial paper. In these instances, we would either acquire assets from the conduits or make loans to the conduits secured by the conduit's assets.

Collateralized Debt Obligations

        We manage a series of collateralized debt obligations, or CDOs. A CDO is a managed investment vehicle which purchases a portfolio of diversified highly-rated assets. A CDO funds purchases through the issuance of several tranches of debt and equity, the repayment and return of which are linked to the performance of the assets in the CDO. Typically, our involvement is as collateral manager. We may also invest in a small percentage of the debt issued. These entities typically meet the definition of a variable interest entity as defined by existing accounting standards. We are not the primary beneficiary of these CDOs, and as a result do not record these CDOs in our consolidated financial statements. At September 30, 2007 and December 31, 2006, total assets in these CDOs were $5.93 billion and $3.48 billion, respectively.

Note 9.    Shareholders' Equity

        During the second quarter of 2007, we amended our Restated Articles of Organization to increase the number of shares of common stock authorized for issuance by State Street from 500 million to 750 million.

Accumulated Other Comprehensive Loss

        The components of accumulated other comprehensive loss, net of taxes, were as follows as of the dates indicated:

(In millions)	September 30, 2007	December 31, 2006
Unrealized loss on available-for-sale securities	$(474)	$(227)
Foreign currency translation	308	197
Minimum pension liability	(188)	(186)
Unrealized loss on hedges of net investments in non-U.S. subsidiaries	(13)	(7)
Unrealized loss on cash flow hedges	(2)	(1)

Total	$(369)	$(224)

        Total comprehensive income for the nine months ended September 30, 2007 was $893 million, composed of $1,038 million of net income less $145 million of other comprehensive loss, which represents the overall change in accumulated other comprehensive loss presented in the above table. Total comprehensive income for the nine months ended September 30, 2006, was $915 million, composed of $797 million of net income and $118 million of other comprehensive income.

        Total comprehensive income for the three months ended September 30, 2007 and 2006 was $265 million and $542 million, respectively.

Common Stock Purchases

        In March 2007, our Board of Directors authorized the purchase of up to 15 million shares of our common stock for general corporate purposes, including mitigating the dilutive impact of shares issued under employee benefit plans, in addition to its previous authorization of up to 15 million shares in 2006, of which 12.2 million shares remained available for purchase at December 31, 2006. We generally employ third-party broker-dealers to acquire shares on the open market in connection with our stock purchase program.

        During the third quarter of 2007, we purchased 13.4 million shares of our common stock in connection with the $1 billion accelerated share repurchase program announced on July 20, 2007. The total number of shares repurchased will depend, in part, on the weighted average price per share of our common stock over the repurchase period. This period is not expected to exceed six months from commencement of the program. The total number of shares to be repurchased is also subject to other conditions and adjustments. As of September 30, 2007, we had 13.8 million shares available for future purchase under the combined authorization described above.

Note 10.    Derivative Financial Instruments

        We use derivative financial instruments to support customers' needs, conduct trading activities, and manage our interest-rate and currency risk.

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

        The following table summarizes the contractual or notional amounts of derivative financial instruments held or issued for trading and asset and liability management as of the dates indicated:

(In millions)	September 30, 2007	December 31, 2006
Trading:
Interest-rate contracts:
Swap agreements	$6,628	$1,011
Options and caps purchased	1,226	1,216
Options and caps written	5,714	3,224
Futures	26	154
Foreign exchange contracts:
Forward, swap and spot	784,908	492,063
Options purchased	19,484	8,313
Options written	17,840	8,063
Futures	307	—
Asset and Liability Management:
Interest rate contracts:
Swap agreements	$3,476	$2,770
Foreign exchange contracts:
Swap agreements	143	132

        In connection with our asset and liability management activities, we have executed interest-rate swap agreements designated as fair value and cash flow hedges to manage interest-rate risk. The notional values of these interest-rate contracts and the related assets or liabilities being hedged were as follows as of the dates indicated:

	September 30, 2007			December 31, 2006
(In millions)	Fair Value Hedges	Cash Flow Hedges	Total	Fair Value Hedges	Cash Flow Hedges	Total
Available-for-sale investment securities	$2,208		$2,208	$1,452		$1,452
Interest-bearing time deposits	118		118	118	$300	418
Long-term debt(1)	700	$450	1,150	700	200	900

Total	$3,026	$450	$3,476	$2,270	$500	$2,770

(1)
As of September 30, 2007 and December 31, 2006, the fair value hedges of long-term debt decreased the value of long-term debt presented in the accompanying consolidated statement of condition by $6 million and $9 million, respectively.

        The contractual rates and weighted-average rates, which include the effects of hedges related to these financial instruments, were as follows for the periods indicated:

	Three Months Ended September 30,
	2007		2006
	Contractual Rates	Rate Including Impact of Hedges	Contractual Rates	Rate Including Impact of Hedges
Interest-bearing time deposits	5.70%	5.74%	5.37%	3.75%
Long-term debt	6.52	6.65	6.74	6.95
	Nine Months Ended September 30,
	2007		2006
	Contractual Rates	Rate Including Impact of Hedges	Contractual Rates	Rate Including Impact of Hedges
Interest-bearing time deposits	5.52%	5.63%	4.95%	3.52%
Long-term debt	6.62	6.75	6.70	6.72

        We have entered into foreign exchange forward contracts with an aggregate notional amount of €100 million, or approximately $143 million as of September 30, 2007, to hedge a portion of our net investments in non-U.S. subsidiaries. As a result, a net after-tax loss of $6 million was recorded in other comprehensive income related to this hedge for the nine months ended September 30, 2007.

Note 11.    Net Interest Revenue

        Net interest revenue consisted of the following for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2007	2006	2007	2006
Interest Revenue:
Deposits with banks	$115	$102	$252	$325
Investment securities:
U.S. Treasury and federal agencies	301	251	797	747
State and political subdivisions	59	18	147	54
Other investments	609	491	1,697	1,306
Securities purchased under resale agreements and federal funds sold	195	161	574	437
Loans and leases	87	66	251	191
Trading account assets	17	14	40	38

Total interest revenue	1,383	1,103	3,758	3,098
Interest Expense:
Deposits	638	513	1,654	1,354
Other borrowings	219	279	762	818
Long-term debt	62	45	168	132

Total interest expense	919	837	2,584	2,304

Net interest revenue	$464	$266	$1,174	$794

Note 12.    Employee Benefit Plans

        The components of net periodic benefit cost were as follows for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
(In millions)	2007	2006	2007	2006	2007	2006	2007	2006
Service cost	$11	$16	$1	$1	$46	$48	$3	$3
Interest cost	8	11	1	1	34	33	3	3
Expected return on plan assets	(8)	(13)	—	—	(34)	(39)	—	—
Amortization of net loss	3	5	—	—	12	16	—	1
Curtailmentgain (loss)	1	—	—	—	1	—	—	—

Net periodic benefit cost	$15	$19	$2	$2	$59	$58	$6	$7

        Expected employer contributions to our primary and non-U.S. defined benefit pension plans, non-qualified supplemental employee retirement plans and post-retirement plan for the year ending December 31, 2007, which are unchanged from that disclosed in note 17 to the consolidated financial statements in our 2006 Form 10-K, are $14 million, $7 million and $8 million, respectively. We made contributions of approximately $23 million to these plans for the nine months ended September 30, 2007.

Note 13.    Other Operating Expenses

        Other operating expenses consisted of the following for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2007	2006	2007	2006
Professional services	$66	$36	$153	$112
Amortization of other intangible assets	32	11	59	32
Other	115	71	310	224

Total other operating expenses	$213	$118	$522	$368

Note 14.    Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2007	2006	2007	2006
Net Income	$358	$278	$1,038	$797
Average Shares Outstanding (in thousands):
Basic average shares	386,843	330,440	352,410	331,326
Effect of dilutive securities:
Stock options and stock awards	5,284	5,040	4,260	4,207
Equity-related financial instruments	23	33	25	33

Diluted average shares	392,150	335,513	356,695	335,566

Anti-dilutive securities(1)	1,091	1,872	1,091	973
Earnings per Share:
Basic	$.92	$.84	$2.95	$2.41
Diluted	.91	.83	2.91	2.38

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

        The following is a summary of line of business results on a continuing operations basis. The amount presented in the "Other/One-Time" column represents the merger and acquisition costs recorded in connection with the acquisition of Investors Financial. These costs were not allocated to State Street's business lines.

	For the Three Months Ended September 30,
	Investment Servicing		Investment Management		Other/ One-time		Total
(Dollars in millions, except where otherwise noted)	2007	2006	2007	2006	2007	2006	2007	2006
Fee Revenue:
Servicing fees	$937	$685					$937	$685
Management fees	—	—	$299	$238			299	238
Trading services	320	171	—	—			320	171
Securities finance	128	66	37	21			165	87
Processing fees and other	52	51	9	14			61	65

Total fee revenue	1,437	973	345	273			1,782	1,246
Net interest revenue after provision for loan losses	427	235	37	31			464	266
(Losses) Gains on sales of available-for-sale investment securities, net	(6)	3	—	—			(6)	3

Total revenue	1,858	1,211	382	304			2,240	1,515
Operating expenses	1,292	903	256	187	$141	—	1,689	1,090

Income from continuing operations before income tax expense	$566	308	$126	$117	$(141)	—	$551	$425

Pre-tax margin	30%	25%	33%	39%			25%	28%
Average assets (in billions)	$128.4	$99.9	$3.6	$2.9			$132.0	$102.8

	For the Nine Months Ended September 30,
	Investment Servicing		Investment Management		Other/ One-time		Total
(Dollars in millions, except where otherwise noted)	2007	2006	2007	2006	2007	2006	2007	2006
Fee Revenue:
Servicing fees	$2,421	$2,025					$2,421	$2,025
Management fees	—	—	$844	$690			844	690
Trading services	800	659	—	—			800	659
Securities finance	323	224	102	72			425	296
Processing fees and other	160	163	39	48			199	211

Total fee revenue	3,704	3,071	985	810			4,689	3,881
Net interest revenue after provision for loan losses	1,056	705	118	89			1,174	794
(Losses) Gains on sales of available-for-sale investment securities, net	(6)	14	—	—			(6)	14

Total revenue	4,754	3,790	1,103	899			5,857	4,689
Operating expenses	3,405	2,786	714	576	$141	—	4,260	3,362

Income from continuing operations before income tax expense	$1,349	$1,004	$389	$323	$(141)	—	$1,597	$1,327

Pre-tax margin	28%	26%	35%	36%			27%	28%
Average assets (in billions)	$114.2	$101.6	$3.5	$2.9			$117.7	$104.5

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors
State Street Corporation

        We have reviewed the condensed consolidated statement of condition of State Street Corporation as of September 30, 2007, and the related condensed consolidated statements of income for the three- and nine-month periods ended September 30, 2007 and 2006, and the consolidated statements of changes in shareholders' equity and cash flows for the nine-month periods ended September 30, 2007 and 2006. These financial statements are the responsibility of the Corporation's management.

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

        We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of condition of State Street Corporation as of December 31, 2006, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended, not presented herein, and in our report dated February 15, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of condition as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated statement of condition from which it has been derived.

Boston, Massachusetts November 1, 2007

FORM 10-Q PART I CROSS-REFERENCE INDEX

        The information required by the items presented below is incorporated herein by reference from the "Financial Information" section of this Form 10-Q.

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Consolidated Statement of Income for the three and nine months ended September 30, 2007 and 2006	37
	Consolidated Statement of Condition as of September 30, 2007 and December 31, 2006	38
	Consolidated Statement of Changes in Shareholders' Equity for the nine months ended September 30, 2007 and 2006	39
	Consolidated Statement of Cash Flows for the nine months ended September 30, 2007 and 2006	40
	Condensed Notes to Consolidated Financial Statements	41
	Report of Independent Registered Public Accounting Firm	60
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	2
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4.	Controls and Procedures	36

PART II.    OTHER INFORMATION

ITEM 1A.    RISK FACTORS

        The discussion below should be read in conjunction with the Risk Factors section included in Part I, Item 1A in our 2006 Form 10-K.

Liquidity Management

        Liquidity management is critical to the management of our consolidated balance sheet and to our ability to service our customer base. In managing our consolidated balance sheet, our primary source of funding is customer deposits. Although historically we have maintained a stable deposit base that has grown with the growth of our assets under custody, our deposits are predominantly short-term, transaction-based deposits by institutional investors. Our ability to continue to attract these deposits, and other funding sources such as certificates of deposit and commercial paper, is subject to variability based upon a number of factors, including volume and volatility in the global securities markets, our credit rating and the relative interest rates that we are prepared to pay for these liabilities.

        We generally use our sources of funds to invest in a portfolio of investment securities and to maintain the liquidity necessary to provide extensions of credit to our customers. These funds are invested in a variety of assets ranging from short-term interest-bearing deposits with banks to longer-maturity investment securities. While we have historically maintained our investment portfolio at a relatively short duration with respect to interest-rate risk, the average maturity of the investment portfolio is significantly longer than the contractual maturity of our deposit base. In addition, as part of our custody business, we provide overdraft financing as a component of our custody services, and liquidity lines to third-party commercial paper conduits and mutual funds, as well as more traditional extensions of credit. The demand for credit is difficult to forecast and control, and may be at its peak at times of dislocation in the securities markets, potentially compounding liquidity issues. Other sources of funding available to us, and upon which we include as a regular component of our liquidity management strategy, include inter-bank borrowings, repurchase agreements and borrowings from the Federal Reserve discount window or comparable non-U.S. central banking sources.

        In a period of financial disruption, or if there were negative developments with respect to State Street, the availability and cost of our funding sources could be adversely affected. In that event, we may incur a significantly higher cost of funds, reducing our net interest revenue, or may need to dispose of a portion of our investment portfolio, which, depending upon market conditions, could result in our realizing a loss upon those dispositions. We devote significant resources to monitoring and managing such liquidity risks, but those efforts may not be successful or sufficient to deal with dramatic or unanticipated changes in the global securities markets or other event-driven reductions in market liquidity.

        In our business activities, we assume liquidity risk and a modest amount of interest-rate risk in managing longer-term assets or asset pools which are funded on a short-term basis, or where the customers participating in these products may have a right to the return of cash or assets on limited notice. These business activities include, among others, the unconsolidated asset-backed commercial paper conduits managed by our Structured Products group, securities finance collateral pools and money market and other short-term investment funds. In the commercial paper conduits, for example, pools of medium- and long-term financial instruments, principally mortgage- and other asset-backed securities, are financed through the issuance of short-term commercial paper. The conduits strive to maintain a positive margin between the rate of return on their longer-term assets and the short-term cost of funding, and they mitigate their interest-rate risk primarily by investing in longer-term, higher-return floating-rate securities. This mismatch in the maturity of the investment pools and funding creates risk if disruptions occur in the liquidity of the short-term debt or asset-backed securities markets, or if the cost of short-term borrowings exceeds the conduits' rate of return on the investment securities portfolio.

        In connection with the administration of the activities of the commercial paper conduits, we provide contractual back-up liquidity to the conduits if they cannot meet their liquidity needs through the issuance of commercial paper. These contractual obligations include the liquidity asset purchase agreements, described in the "Off-Balance Sheet Arrangements" section of Management's Discussion and Analysis in Part I of this Form 10-Q. Other institutions can and do provide liquidity to the conduits. In the event that maturing commercial paper cannot be placed by the conduits, the liquidity providers are required by contract to, among other things, provide liquidity to the conduits by purchasing portfolio assets from them. We may also provide liquidity by purchasing commercial paper or providing other extensions of credit to the conduits.

        Beginning in the third quarter of 2007, asset-backed commercial paper conduits, including those sponsored by State Street, experienced significantly less liquidity and higher borrowing costs in the global fixed-income securities markets, and in a few cases, required liquidity support from their sponsoring bank. Although conditions have improved since late August and early September 2007, the fixed-income markets remain significantly disrupted, and the potential for decreased liquidity, increased funding costs and adverse asset valuations remains a material risk. While the conduits historically have rarely drawn upon our contractual back-up liquidity support, we on occasion have purchased, and during the third quarter of 2007 did purchase, commercial paper from the conduits, which we recorded in our consolidated balance sheet. We may do so again in the future. These purchases of commercial paper were funded from our general liquidity, and the liquidity asset purchase agreements were not drawn upon.

        The conduits are not recorded in our consolidated financial statements. However, if circumstances change we may be required, under existing accounting standards, to consolidate the conduits onto our consolidated balance sheet. For example, if changes in market conditions require us to update the assumptions in our expected loss model, we may be required to increase the amount of first-loss notes in order for the investors in the first-loss notes to continue to be considered the primary beneficiaries of the conduits. If, for some reason, the conduits are not able to issue additional first-loss notes or take other actions, we may be determined to be the primary beneficiary of the conduits, and would be required to consolidate the conduits' assets and liabilities onto our consolidated balance sheet. Additional information about our use of an expected loss model and the third-party investors in first-loss notes is provided in note 8 to the consolidated financial statements in this Form 10-Q. Existing accounting standards may be changed or interpreted differently in the future in a manner that increases the risk of consolidation of the conduits.

        Consolidation, or the purchase of assets of the conduits pursuant to the contractual agreements described above, could affect the size of our consolidated balance sheet and related funding requirements, our financial and regulatory capital ratios and, if the conduit assets include unrealized losses, could require us to recognize those losses. Because of our contractual agreements to purchase assets from the conduits through the liquidity asset purchase agreements under specified conditions, we are also exposed to the credit risks in the conduits' portfolios. Additional information about the size and composition of the conduits' balance sheets is included in the "Off-Balance Sheet Arrangements" section of Management's Discussion and Analysis in Part I of this Form 10-Q.

        Other of our business activities that involve managing pools of assets that are funded in the short-term markets and invested in longer-term markets include managing securities finance collateral pools and money market and other short-term investment funds. These businesses involve similar risks inherent in an arbitrage of funding and investment; however, in these businesses, we primarily act in an agency capacity and do not have the direct principal risk. For example, if a collateral pool or a money market fund that we manage were to have unexpected liquidity demands from investors in the pool that exceeded available liquidity, the investment pools would be required to sell assets to meet those redemption requirements. During periods of disruption in the credit markets, it may be difficult to sell the assets held by these pools at a reasonable price. In those circumstances, the financial loss accrues to the pools' investors and not to us.

        Similarly, credit risks inherent in these portfolios are attributable to the investors in the investment pools and not to State Street. These investment pools may have significant exposure to individual credits. While we do not bear the direct financial risks of these pools, the incurrence of substantive losses in these pools, particularly in money market funds, could result in significant harm to our reputation and significantly and adversely affect the prospects of our associated business units. In some circumstances, we may seek to mitigate that risk by compensating the investment pools for all or a portion of such losses even if not contractually obligated to do so; however, that would potentially result in the recognition of significant losses or a greater use of capital than we have available.

        Investment, operational and other decisions and actions, often made to achieve scale and other benefits, are implemented over multiple investment pools as applicable, increasing the opportunity for losses, even small losses, to have a significant effect. To mitigate these risks to the investment pools, we seek to prudently manage the duration and credit exposure of the pools, to satisfy large liquidity demands by the in-kind delivery of securities held by the pools and to closely monitor liquidity demand from investors; however, market conditions or increased defaults could result in our inability to effectively manage those risks. To some degree, all of our investment management pools hold potential risks to our reputation and business prospects if the asset pools that we manage have higher than anticipated redemption or other liquidity requirements and the pools incur losses to meet such demands.

        Other parts of our business where we primarily act as agent, such as other investment management activities of State Street Global Advisors and certain of State Street Global Markets' business units, do not currently have significant liquidity requirements; however, as we develop new products in response to customer demand and to remain competitive in a dynamic marketplace, we could take on more principal risk in these businesses. Any increase in the extent to which these or other businesses assume principal positions would increase the risks associated with our liquidity management strategy.

        The disruption in the global fixed-income securities markets beginning in the third quarter of 2007 has had a substantially greater impact upon liquidity and valuations in those markets than has historically been experienced. Because demand from investors for fixed-income products has markedly decreased and dealers have been less prepared to take principal exposures, funding sources, such as the commercial paper markets for conduits, have been less reliable and more expensive. At the same time, the ability of the markets to absorb the sale of large portfolios of certain types of securities has been substantially impaired. These conditions have also led to greater difficulty in accurately valuing portfolio positions. These market conditions have made the management of our own and our clients' liquidity significantly more challenging. Through prudent actions and careful monitoring, we were successful in avoiding any significant adverse impact on our consolidated financial position or results of operations during the third quarter. However, as discussed above, the risks to State Street inherent in its management of liquidity are significant, and a further deterioration in the credit markets could adversely affect our consolidated financial position, including our regulatory capital ratios, and could adversely affect our results of operations and our business prospects in the future.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        (c)   The following table presents State Street's purchases of its common stock and related information during the quarter ended September 30, 2007. You can obtain additional information about the accelerated share repurchase program under which our common stock was purchased in the "Capital—Regulatory Capital" section of Management's Discussion and Analysis and in note 9 to the consolidated financial statements in this Form 10-Q. We purchased all of our common stock under publicly-announced programs approved by our Board of Directors.

(Shares in thousands)	Number of Shares Purchased Under Publicly- Announced Programs(1)	Average Price Per Share	Maximum Number of Shares Yet to Be Purchased Under Program
July 1 - July 31, 2007	9,551	$74.97	17,615
August 1 - August 31, 2007	3,818	74.97	13,797
September 1 - September 30, 2007	—	—	13,797

Total	13,369	74.97	13,797

(1)
On March 16, 2006, our Board of Directors authorized a program for the purchase of up to 15 million shares of our common stock. This program was publicly announced on March 16, 2006, and was reported in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006. On March 15, 2007, our Board of Directors authorized a second program for the purchase of up to 15 million additional shares of our common stock. This program was publicly announced on March 15, 2007, and was reported in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007. There is no expiration date for either program.

ITEM 5.    OTHER INFORMATION

        On October 30, 2007, the Executive Compensation Committee of our Board of Directors approved amendments to the State Street Corporation Executive Supplemental Retirement Plan, or "ESRP," formerly known as the State Street Corporation Supplemental Defined Benefit Pension Plan. These amendments, which reflect a shift from a defined benefit to a defined contribution structure, will result in a reduction in future benefits for participants and costs of the ESRP to State Street and greater predictability of such costs. Each of our Chairman and Chief Executive Officer, Ronald E. Logue, our Executive Vice President and Chief Financial Officer, Edward J. Resch, and our Vice Chairmen, William W. Hunt, Joseph L. Hooley and Joseph C. Antonellis, collectively the "Named Executives," participates in the ESRP.

        The ESRP provides retirement benefits to officers at the executive vice president level or higher. The following summarizes these benefits, as in effect prior to the October 30, 2007 amendments. Benefits for officers elected executive vice president on or after March 1, 2000, including Messrs. Hooley, Hunt, and Resch, accrued at the annual rate of 2.5% of eligible earnings up to a maximum of 50% of eligible earnings. For officers elected executive vice president prior to February 2000, including Messrs. Logue and Antonellis, the benefit is 50% of eligible earnings. For these purposes, benefits are expressed as a life annuity commencing at age 65, and eligible earnings consist, generally, of the five-year average of base salary plus bonus under the applicable annual incentive plan. Participants must be 53 years old and their combined age and years of service must total 60 before they vest in all or a portion of their accrued benefit and are therefore eligible for early retirement. For participants who retire early, the benefit is reduced by a factor of 3% for each year under the age of 65. However, any participant who on January 1, 2005 was at least age 55 and had completed at least 10 years of service is subject instead to a monthly early retirement reduction of his or her accrued benefit aggregating to 1% per year between ages 60 and 65 and to 2.5% per year between ages 53 and 60 (the "pre-2005 reduction factors"). Amounts payable under the ESRP are offset by amounts that are payable under the State Street Management Supplemental Retirement Plan, the State Street qualified defined benefit plan and other sources, including a former employer's pension plan, but excluding social security.

        The amendments to the ESRP include, effective January 1, 2008, ceasing all future benefit accruals under both defined benefit formulas except for a two-year transition subsidy to participants who meet a specified combination of age and completed years of eligible service on December 31, 2007. The subsidy will provide for the continued accrual of benefits under the respective defined benefit formula through January 1, 2010. Other than Mr. Hunt, each of the Named Executives is eligible for the subsidy. If a participant's employment ends during the transition period, his or her benefit calculation will be based on a final average pay formula consisting of the average of the highest five consecutive years' pay in the ten-year period preceding the date of termination. Those eligible participants still in service on January 1, 2010 will have their accrued benefit calculated as of that date. Thereafter, the amount of that benefit will be increased 3% for each year that they remain employed by State Street through 2017. Due to the special circumstances of his late career hire as our Chief Financial Officer, Mr. Resch will receive one extra year of transition subsidy, for a total of three years, and will qualify for the pre-2005 reduction factors, although otherwise ineligible for those factors based on his age and service.

        After their respective transition periods end, each of the Named Executives will receive each year that they remain employed by State Street an annual defined contribution credit to their ESRP account of $200,000 which may be allocated among available notional investment options by the participant. Each Named Executive will also receive each year an additional $200,000 credit allocated automatically to a notional State Street stock fund or the Executive Compensation Committee may choose instead, in lieu of this latter $200,000 credit, to grant a $200,000 deferred stock award under State Street's 2006 Equity Incentive Plan for the applicable year. Vested participants who terminate their employment on or after January 1, 2008, will receive their benefit from the ESRP in three equal annual installments with the first payment commencing on the first day of the month following the six-month anniversary of their termination of employment.

ITEM 6.    EXHIBITS

Exhibit Number
10.1	State Street Corporation Management Supplemental Retirement Plan, Amended and Restated Effective as of January 1, 2008 (formerly, "State Street Corporation Supplemental Executive Retirement Plan")
10.2
State Street Corporation Management Supplemental Savings Plan, Amended and Restated Effective as of January 1, 2008 (formerly, "State Street Corporation 401(k) Restoration and Voluntary Deferral Plan")
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

STATE STREET CORPORATION
Date: November 2, 2007	By:	/s/ EDWARD J. RESCH Edward J. Resch Executive Vice President, Chief Financial Officer and Treasurer
Date: November 2, 2007	By:	/s/ JAMES J. MALERBA James J. Malerba Senior Vice President and Corporate Controller

EXHIBIT INDEX

10.1	State Street Corporation Management Supplemental Retirement Plan, Amended and Restated Effective as of January 1, 2008 (formerly, "State Street Corporation Supplemental Executive Retirement Plan")
10.2
State Street Corporation Management Supplemental Savings Plan, Amended and Restated Effective as of January 1, 2008 (formerly, "State Street Corporation 401(k) Restoration and Voluntary Deferral Plan")
12	Ratios of earnings to fixed charges
15	Letter regarding unaudited interim financial information
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certifications