Form 10-K
period 2007-12-31
STATE STREET CORP
filed 2008-02-15
CIK 93751

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File No. 001-07511

STATE STREET CORPORATION
(Exact name of registrant as specified in its charter)

Massachusetts (State or other jurisdiction of incorporation)	04-2456637 (I.R.S. Employer Identification No.)
One Lincoln Street Boston, Massachusetts (Address of principal executive office)	02111 (Zip Code)
617-786-3000 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
(Title of Each Class)	(Name of each exchange on which registered)
Common Stock, $1 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒        Accelerated filer ☐        Non-accelerated filer ☐        ☐ Smaller reporting company
                                             (Do not check if a smaller reporting company)

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the per share price ($68.40) at which the common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter (June 29, 2007) was approximately $23.00 billion.

         The number of shares of the registrant's Common Stock outstanding as of January 31, 2008 was 387,445,603.

         Portions of the following documents are incorporated by reference into Parts of this Report on Form 10-K, to the extent noted in such Parts, as indicated below:

         (1) The registrant's definitive Proxy Statement for the 2008 Annual Meeting to be filed pursuant to Regulation 14A on or before April 30, 2008 (Part III).

STATE STREET CORPORATION
Table of Contents

PART I

ITEM 1.    BUSINESS

        State Street Corporation is a financial holding company, organized in 1970 under the laws of the Commonwealth of Massachusetts. Through its subsidiaries, including its principal banking subsidiary, State Street Bank and Trust Company, State Street Corporation provides a full range of products and services for institutional investors worldwide. All references in this Form 10-K to "the parent company" are to State Street Corporation. Unless otherwise indicated or unless the context requires otherwise, all references in this Form 10-K to "State Street," "we," "us," "our" or similar terms mean State Street Corporation and its subsidiaries on a consolidated basis. State Street Bank and Trust Company is referred to as "State Street Bank." The parent company is a legal entity separate and distinct from its subsidiaries, assisting those subsidiaries by providing financial resources and management. At December 31, 2007, we had consolidated total assets of $142.54 billion, consolidated total deposits of $95.79 billion, consolidated total shareholders' equity of $11.30 billion and employed 27,110. Our executive offices are located at One Lincoln Street, Boston, Massachusetts 02111 (telephone (617) 786-3000).

        We make available, without charge, on or through our Internet website at www.statestreet.com all reports we electronically file with, or furnish to, the Securities and Exchange Commission, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments to those reports, as soon as reasonably practicable after those documents have been filed with, or furnished to, the SEC. These documents are also accessible on the SEC's website at www.sec.gov. We have included the website addresses of State Street and the SEC as inactive textual references only. Except as may be specifically incorporated by reference into this Form 10-K, information on those websites is not part of this Form 10-K.

        We have adopted Corporate Governance Guidelines, as well as written charters for the Executive Committee, the Examining and Audit Committee, the Executive Compensation Committee, and the Nominating and Corporate Governance Committee of our Board of Directors, and a Code of Ethics for Senior Financial Officers, a Standard of Conduct for Directors, and a Standard of Conduct for our employees. Each of these documents is posted on our website, and each is available in print to any shareholder who requests it by writing to the Office of the Secretary, State Street Corporation, One Lincoln Street, Boston, Massachusetts 02111.

GENERAL

        We conduct our business primarily through our principal banking subsidiary, State Street Bank, which traces its beginnings to the founding of the Union Bank in 1792. State Street Bank's current charter was authorized by a special act of the Massachusetts Legislature in 1891, and its present name was adopted in 1960. With $15.30 trillion of assets under custody and $1.98 trillion of assets under management at year-end 2007, we are a leading specialist in meeting the needs of institutional investors worldwide. Our customers include mutual funds and other collective investment funds, corporate and public retirement plans, insurance companies, foundations, endowments and other investment pools, and investment managers. Including the United States, we operate in 26 countries and more than 100 geographic markets worldwide.

        For a discussion of our business activities, refer to the "Lines of Business" section that follows. For information about our management of capital, liquidity, market risk, including interest-rate risk, and other risks inherent in our businesses, refer to Management's Discussion and Analysis of Financial Condition and Results of Operations included under Item 7, and Risk Factors, under Item 1A, of this Form 10-K. Financial information with respect to our non-U.S. activities is included in note 23 of the Notes to Consolidated Financial Statements included in this Form 10-K under Item 8.

        In July 2007, we completed our acquisition of Investors Financial Services Corp., a bank holding company based in Boston, Massachusetts, with approximately $17 billion in total assets and approximately $1.9 trillion in assets under custody. We acquired Investors Financial in order to enhance our position as a worldwide service provider to institutional investors. Additional information about this acquisition is included in note 2 of the Notes to Consolidated Financial Statements included in this Form 10-K under Item 8.

LINES OF BUSINESS

        We report two lines of business: Investment Servicing and Investment Management. These two lines of business provide services to support institutional investors, including custody, recordkeeping, daily pricing and administration, shareholder services, foreign exchange, brokerage and other trading services, securities finance, deposit and short-term investment facilities, loan and lease financing, investment manager and hedge fund manager operations outsourcing, performance, risk and compliance analytics, investment research and investment management, including passive and active U.S. and non-U.S. equity and fixed income strategies. For additional information about our lines of business, see the "Line of Business Information" section of Management's Discussion and Analysis included under Item 7, and note 22 of the Notes to Consolidated Financial Statements included under Item 8, of this Form 10-K.

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

SUPERVISION AND REGULATION

        We are registered with the Board of Governors of the Federal Reserve System, which we refer to as the Federal Reserve Board, as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended. The Bank Holding Company Act, with certain exceptions, limits the activities in which we and our non-bank subsidiaries may engage, to those that the Federal Reserve Board considers to be closely related to banking or managing or controlling banks. These limits also apply to non-bank companies of which we own or control more than 5% of a class of voting shares. The Federal Reserve Board may order a bank holding company to terminate any activity or its ownership or control of a non-bank subsidiary if the Federal Reserve Board finds that such activity, ownership or control constitutes a serious risk to the financial safety, soundness or stability of a bank subsidiary or is inconsistent with sound banking principles or statutory purposes. In the opinion of management, all of our present subsidiaries operate within the statutory standard or are otherwise permissible. The Bank Holding Company Act also requires a bank holding company to obtain prior approval of the Federal

Reserve Board before it may acquire substantially all the assets of any bank or ownership or control of more than 5% of the voting shares of any bank.

        The parent company operates as a financial holding company, which reduces to some extent the Federal Reserve Board's restrictions on our activities. A financial holding company and the companies under its control are permitted to engage in activities considered "financial in nature" as defined by the Gramm-Leach-Bliley Act and Federal Reserve Board interpretations, and therefore may engage in a broader range of activities than permitted for bank holding companies and their subsidiaries. Financial holding companies may engage directly or indirectly in activities considered financial in nature, either de novo or by acquisition, provided the financial holding company gives the Federal Reserve Board after-the-fact notice of the new activities. Activities defined to be financial in nature include, but are not limited to, the following: providing financial or investment advice; underwriting; dealing in or making markets in securities; merchant banking, subject to significant limitations; and any activities previously found by the Federal Reserve Board to be closely related to banking. In order to maintain status as a financial holding company, each of a bank holding company's depository subsidiaries must be well capitalized and well managed, as judged by regulators, and must comply with Community Reinvestment Act obligations. Failure to maintain such standards may ultimately permit the Federal Reserve Board to take certain enforcement actions against such company.

        Many aspects of our business are subject to regulation by other U.S. federal and state governmental and regulatory agencies and self-regulatory organizations (including securities exchanges), and by non-U.S. governmental and regulatory agencies and self-regulatory organizations. Aspects of our public disclosure, corporate governance principles and internal control systems are subject to the Sarbanes-Oxley Act of 2002 and regulations and rules of the SEC and the New York Stock Exchange.

Capital Adequacy

        Like other bank holding companies, we are subject to Federal Reserve Board minimum risk-based capital and leverage ratio guidelines. As noted above, our status as a financial holding company also requires that we maintain certain capital ratio levels. State Street Bank is subject to similar risk-based capital and leverage ratio guidelines. As of December 31, 2007, our capital levels on a consolidated basis, and the capital levels of State Street Bank, exceeded the applicable minimum capital requirements and the requirements to qualify as a financial holding company. Failure to meet capital requirements could subject us to a variety of enforcement actions, including the termination of deposit insurance of State Street Bank by the Federal Deposit Insurance Corporation, and to certain restrictions on our business that are described further in this "Supervision and Regulation" section.

        For additional information about our capital position and capital adequacy, refer to the "Capital" section of Management's Discussion and Analysis included under Item 7, and note 14 of the Notes to Consolidated Financial Statements included under Item 8, of this Form 10-K.

Subsidiaries

        The Federal Reserve Board is the primary federal banking agency responsible for regulating us and our subsidiaries, including State Street Bank, for both our U.S. and non-U.S. operations.

        Our bank subsidiaries are subject to supervision and examination by various regulatory authorities. State Street Bank is a member of the Federal Reserve System and the FDIC and is subject to applicable federal and state banking laws and to supervision and examination by the Federal Reserve Bank of Boston, as well as by the Massachusetts Commissioner of Banks, the FDIC, and the regulatory authorities of those countries in which a branch of State Street Bank is located. Other subsidiary trust companies are subject to supervision and examination by the Office of the Comptroller of the Currency, other offices of the Federal Reserve System or by the appropriate state banking regulatory authorities of the states in which they are located. Our non-U.S. bank subsidiaries are subject to regulation by the regulatory authorities of the countries in which they are located. As of December 31, 2007, the capital of each of these banking subsidiaries was in excess of the minimum legal capital requirements as set by those authorities.

        The parent company and its non-bank subsidiaries are affiliates of State Street Bank under federal banking laws, which impose certain restrictions on transfers of funds in the form of loans, extensions of credit, investments or asset purchases from State Street Bank to the parent and its non-bank subsidiaries. Transfers of this kind to affiliates by State Street Bank are limited with respect to each affiliate to 10% of State Street Bank's capital and surplus, as defined, and to 20% in the aggregate for all affiliates, and are subject to certain collateral requirements. As a bank holding company, the parent company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or lease or sale of property or furnishing of services. Federal law also provides that certain transactions with affiliates must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions involving other non-affiliated companies or, in the absence of comparable transactions, on terms and under circumstances, including credit standards, that in good faith would be offered to, or would apply to, non-affiliated companies. The Federal Reserve Board has jurisdiction to regulate the terms of certain debt issues of bank holding companies. Federal law provides as well for a depositor preference on amounts realized from the liquidation or other resolution of any depository institution insured by the FDIC.

        Our investment management division, State Street Global Advisors, or "SSgA," which acts as an investment advisor to investment companies registered under the Investment Company Act of 1940, is registered as an investment adviser with the SEC. However, a major portion of our investment management activities are conducted by State Street Bank, which is subject to supervision primarily by the Federal Reserve Board and the SEC with respect to these activities. Our U.S. broker/dealer subsidiary is registered as a broker/dealer with the SEC, is subject to regulation by the SEC (including the SEC's net capital rule) and is a member of the Financial Industry Regulatory Authority, a self-regulatory organization. Many aspects of our investment management activities are subject to federal and state laws and regulations primarily intended to benefit the investment holder. These laws and regulations generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict us from carrying on our investment management activities in the event that we fail to comply with such laws and regulations, and examination authority. Our business relating to investment management and trusteeship of collective trust funds and separate accounts offered to employee benefit plans is subject to ERISA and is regulated by the U.S. Department of Labor.

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

        Most of our non-U.S. operations are conducted pursuant to Federal Reserve Board Regulation K through State Street Bank's Edge Act corporation subsidiary or through international branches of State Street Bank. An Edge Act corporation is a corporation organized under federal law that conducts foreign business activities. In general, banks may not invest more than 20% of their capital and surplus in their Edge Act corporations (and similar state law corporations), and the investment of any amount in excess of 10% of capital and surplus requires the prior approval of the Federal Reserve Board

(which approval is generally valid for a 12-month period). State Street Bank periodically applies to the Federal Reserve Board to invest in excess of 10% of its capital and surplus in its Edge Act corporation, and State Street Bank currently has approval to continue investing a dollar amount up to the equivalent of 18% of its capital and surplus.

        In addition to non-U.S. operations conducted pursuant to Regulation K, we make new investments abroad directly (through the parent company or through non-bank subsidiaries of the parent company) pursuant to Federal Reserve Board Regulation Y, or through international bank branch expansion, which are not subject to the 20% investment limitation for Edge Act corporation subsidiaries. We cannot predict with certainty what the future impact of the Regulation K investment limitation may be, but in light of available alternatives, we do not believe the limitation will materially limit our ability to expand internationally.

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

Support of Subsidiary Banks

        Under Federal Reserve Board guidelines, a bank holding company is required to act as a source of financial and managerial strength to its bank subsidiaries. Under these guidelines, the parent company is expected to commit resources to State Street Bank and any other bank subsidiary in circumstances in which it might not do so absent such guidelines. In the event of our bankruptcy, any commitment by the parent company to a federal bank regulatory agency to maintain the capital of a bank subsidiary will be assumed by the bankruptcy trustee and will be entitled to a priority payment.

ECONOMIC CONDITIONS AND GOVERNMENT POLICIES

        Economic policies of the U.S. government and its agencies influence our operating environment. Monetary policy conducted by the Federal Reserve Board directly affects the level of interest rates, which may impact overall credit conditions of the economy. Monetary policy is applied by the Federal Reserve Board through open market operations in U.S. government securities, changes in reserve requirements for depository institutions, and changes in the discount rate and availability of borrowing from the Federal Reserve. Government regulation of banks and bank holding companies is intended primarily for the protection of depositors of the banks, rather than for the shareholders of the institutions. We are also impacted by the economic policies of non-U.S. government agencies, such as the European Central Bank.

STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES

        The following information, provided under Items 6, 7 and 8 of this Form 10-K, is incorporated by reference herein:

        "Selected Financial Data" table (Item 6)—presents return on average common equity, return on average assets, common dividend payout and equity-to-assets ratios.

        "Distribution of Average Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential" table (Item 8)—presents average balance sheet amounts, related fully taxable-equivalent interest earned or paid, related average yields and rates paid and changes in fully taxable-equivalent interest revenue and expense for each major category of interest-earning assets and interest-bearing liabilities.

        Note 3, "Investment Securities," of the Notes to Consolidated Financial Statements (Item 8) and "Investment Securities" section included in Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7)—disclose information regarding book values, market values, maturities and weighted average yields of securities (by category).

        Note 1, "Summary of Significant Accounting Policies—Loans and Lease Financing" of the Notes to Consolidated Financial Statements (Item 8)—discloses our policy for placing loans and leases on non-accrual status.

        Note 4, "Loans and Lease Financing," of the Notes to Consolidated Financial Statements (Item 8) and "Loans and Lease Financing" section included in Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7)—disclose distribution of loans, loan maturities and sensitivities of loans to changes in interest rates.

        "Loans and Lease Financing" and "Cross-Border Outstandings" sections of Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7)—disclose information regarding cross-border outstandings and other loan concentrations of State Street.

        "Credit Risk" section of Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7) and note 4, "Loans and Lease Financing," of the Notes to Consolidated Financial Statements (Item 8)—present the allocation of the allowance for loan losses, and a description of factors which influenced management's judgment in determining amounts of additions or reductions to the allowance charged or credited to results of operations.

        "Distribution of Average Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential" table (Item 8)—discloses deposit information.

        Note 8, "Short-Term Borrowings," of the Notes to Consolidated Financial Statements (Item 8)—discloses information regarding short-term borrowings of State Street.

ITEM 1A.    RISK FACTORS

        This Form 10-K contains statements (including, without limitation, statements in Management's Discussion and Analysis of Financial Condition and Results of Operations, included in this Form 10-K under Item 7) that are considered "forward-looking statements" within the meaning of U.S. federal securities laws. In addition, State Street and its management may make other written or oral communications from time to time that contain forward-looking statements. Forward-looking statements, including statements as to industry trends, management's future expectations and other matters that do not relate strictly to historical facts, are based on assumptions by management, and are often identified by such forward-looking terminology as "expect," "look," "believe," "anticipate," "estimate," "seek," "may," "will," "trend," "target" and "goal," or similar statements or variations of such terms. Forward-looking statements may include, among other things, statements about State Street's confidence in its strategies and its expectations about financial performance, market growth, acquisitions and divestitures, new technologies, services and opportunities, and earnings.

        Forward-looking statements are subject to various risks and uncertainties, which change over time, and are based on management's expectations and assumptions at the time the statements are made and are not guarantees of future results. These expectations and assumptions, and the continued validity of the forward-looking statements, are subject to change due to a broad range of factors affecting the national and global economies, the equity, debt, currency and other financial markets, and factors specific to State Street and its subsidiaries, including State Street Bank. Factors that could cause changes in the expectations or assumptions on which forward-looking statements are based include, but are not limited to:

  •
  our ability to integrate and convert acquisitions into our business, including the acquisition of Investors Financial Services Corp.;

  •
  the level and volatility of interest rates, particularly in the U.S. and Europe; the performance and volatility of securities, currency and other markets in the U.S. and internationally; and economic conditions and monetary and other governmental actions designed to address those conditions;

  •
  the liquidity of the U.S. and European securities and currency markets, particularly the markets for fixed income securities, including asset-backed commercial paper, and the liquidity requirements of our customers;

  •
  the credit quality and credit agency ratings of the securities in our investment securities portfolio, a deterioration or downgrade of which could lead to other-than-temporary impairment of the respective securities and the recognition of an impairment loss;

  •
  our ability to attract non-interest bearing deposits and other low-cost funds;

  •
  the results of litigation and similar disputes and, in particular, the effect that current or potential litigation may have on the reputation of SSgA and its ability to attract and retain customers;

  •
  the possibility that the ultimate costs of the legal exposure associated with certain of SSgA's actively managed fixed-income strategies may exceed or be below the level of the related reserve, in view of the uncertainties of the timing and outcome of litigation, and the amounts involved; and the possibility of further developments of the nature giving rise to the legal exposure associated with SSgA's actively managed fixed-income and other investment strategies;

  •
  the performance and demand for the products and services we offer;

  •
  the competitive environment in which we operate;

  •
  the enactment of legislation and changes in regulation and enforcement that impact us and our customers, as well as the effects of legal and regulatory proceedings, including litigation;

  •
  our ability to continue to grow revenue, control expenses and attract the capital necessary to achieve our business goals and comply with regulatory requirements;

  •
  our ability to manage systemic risks and control operating risks;

  •
  our ability to obtain quality and timely services from third parties with which we contract;

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

        Forward-looking statements should not be viewed as predictions, and should not be the primary basis upon which investors evaluate State Street. Any investor in State Street should consider all risks and uncertainties disclosed in this Form 10-K and in our other SEC filings, including our reports on Form 10-Q and Form 8-K, which are accessible on the SEC's website at www.sec.gov or on our website at www.statestreet.com.

        Actual outcomes and results may differ materially from what is expressed in our forward-looking statements and from our historical financial results due to the factors discussed in this Risk Factors section and elsewhere in this Form 10-K or disclosed in our other SEC filings, and forward-looking statements should not be relied upon as representing our expectations or beliefs as of any date subsequent to the date this Form 10-K is filed with the SEC. State Street undertakes no obligation to revise the forward-looking statements contained in this Form 10-K to reflect events after the date it is filed with the SEC. The factors discussed above and below are not intended to be a complete summary of all risks and uncertainties that may affect our businesses. Though we strive to monitor and mitigate risk, we cannot anticipate all potential economic, operational and financial developments that may adversely impact our operations and our financial results.

Business Conditions/Economic Risk

        Our businesses are affected by global economic conditions, political uncertainties and volatility and other developments in the financial markets. Factors such as interest rates and commodities prices, regional and international rates of economic growth, inflation, political instability, the liquidity and volatility of fixed-income, equity, credit, currency, derivative and other financial markets, and investor confidence can significantly affect the financial markets in which we and our customers are engaged. Such factors have affected, and may further unfavorably affect, both regional and worldwide economic growth, creating adverse effects on many companies, including us, in ways that are not predictable or that we may fail to anticipate.

        A significant market downturn may lead to a decline in the value of assets under management and custody, which would reduce our asset-based fee revenue and the value of securities we hold in our investment portfolio, and may adversely impact other transaction-based revenue, such as securities finance revenue, and the volume of transactions that we execute for our customers. The assets held by our asset-backed commercial paper conduits can be similarly affected. In addition, lower market volatility, even in a generally rising market environment, may reduce trading volumes of our customers, and our ability to achieve attractive spreads, which could lead to lower trading revenues. Our revenues, particularly our trading revenues, may increase or decrease depending upon the extent of increases or decreases in cross-border investments made by our customers. The level of cross-border activity can be influenced by a number of factors, including geopolitical instabilities and customer mix. General market downturns would also likely lead to a decline in the volume of transactions we execute on behalf of our customers, decreasing our fee and revenue opportunities and reducing the level of assets under management and custody. Market performance and volatility may also influence the revenue that we receive from off-balance sheet activities. A widening of credit spreads or credit deterioration could cause some or all off-balance sheet assets and liabilities to be consolidated onto our balance sheet.

        In addition, revenues during a calendar year, driven by the products and services we provide, can fluctuate commensurate with the normal course of business activity of our customers, typically resulting in stronger revenues in the second and fourth quarters and relatively weaker revenues in the first and third quarters.

        In recent years, investment manager and hedge fund manager operations outsourcing and non-U.S. asset servicing have been areas of rapid growth in our business. If the demand for these types of services were to decline, we could see a slowing in the growth rate of our revenue.

Strategic/Competition Risk

        We expect the markets in which we operate to remain both highly competitive and global across all facets of our business, resulting in increases in both regional and global competitive risks. We have experienced, and anticipate that we will continue to experience, pricing pressure in many of our core businesses. Many of our businesses compete with other domestic and international banks and financial services companies, such as custody banks, investment advisors, broker/dealers, outsourcing companies and data processing companies. Many of our competitors, including our competitors in core services, have substantially greater capital resources. In some of our businesses, we are service providers to significant competitors. These competitors are in some instances significant customers, and the retention of these customers involves additional risks, such as the avoidance of actual or perceived conflicts of interest and the maintenance of high levels of service quality. The ability of a competitor to offer comparable or improved products or services at a lower price would likely negatively affect our ability to maintain or increase our profitability. Many of our core services are subject to contracts that have relatively short terms or may be terminated by our customer after a short-notice period. In addition, pricing pressures as a result of the activities of competitors, customer pricing reviews, and rebids, as well as the introduction of new products, may result in a reduction in the prices we can charge for our products and services.

        Acquisitions of complementary businesses and technologies, development of strategic alliances and divestitures of portions of our business, in addition to fostering organic growth opportunities, are an active part of our overall business strategy to remain competitive. We may not be able to effectively assimilate services, technologies, key personnel or businesses of acquired companies into our business or service offerings, alliances may not be successful, and related revenue growth or cost savings may not be achieved. In addition, we may not be able to successfully manage the divestiture of identified businesses on satisfactory terms, if at all, and this would reduce anticipated benefits to earnings. Ongoing consolidation within the financial services industry could pose challenges in the markets we serve.

        Acquisitions present risks that differ from the risks associated with our ongoing operations. Our financial results for 2008 and for the next few years may be significantly impacted by our ability to achieve the cost savings and other benefits that we anticipate as a result of the acquisition of Investors Financial in 2007, as well as our ability to retain its customer base and to successfully cross-sell our products and services to its customers. These cost savings and customer retention goals will be significantly influenced by our ability to convert former Investor Financial customers onto State Street systems in a timely manner and to maintain the level of customer service such customers received from Investors Financial. Future acquisitions may present similar integration, cost savings and customer retention challenges.

        Intellectual property of an acquired business, such as Currenex, Inc. in 2007, may be an important component of the value that we agree to pay for such a business; however, these types of acquisitions entail the risk that the acquired business does not own the intellectual property that we believe we are acquiring, that the intellectual property is dependent upon licenses from third parties, that the acquired business infringes upon the intellectual property rights of others, or that the technology does not have the acceptance in the marketplace that we anticipated. Acquisitions of investment servicing businesses such as Investors Financial normally entail information technology systems conversions, which involve operational risks and may result in customer dissatisfaction and defection. Customers of businesses that we acquire, including, in the case of Investors Financial, its largest customer, are competitors of our non-custody businesses. The loss of some of these customers or a significant reduction in revenues generated from them, for competitive or other reasons, would adversely affect the benefits that we expect to achieve from the acquisition.

        Our ability to acquire other entities that provide our core services to achieve greater economies of scale or to expand our product offering is dependent upon our financial resources and ability to access the capital markets. Due to company-specific issues or lack of liquidity in the capital markets, our ability to continue to expand through acquisitions or to dispose of businesses that no longer are strategic to us may be adversely affected.

        In connection with most acquisitions, before the acquisition can be completed, we must obtain various regulatory approvals or consents, which approvals may include the Federal Reserve Board, the Massachusetts Commissioner of Banks and other domestic and foreign regulatory authorities. These regulatory authorities may impose conditions on the completion of the acquisition or require changes to its terms. Although we would not enter into a transaction anticipating materially adverse regulatory conditions, such conditions may be imposed, or we may experience regulatory delays, that could limit the benefits of the transaction.

        With any acquisition, the integration of the operations and resources of the two businesses could result in the loss of key employees, the disruption of our and the acquired company's ongoing businesses, or inconsistencies in standards, controls, procedures and policies that could adversely affect our ability to maintain relationships with customers, and employees or to achieve the anticipated benefits of the acquisition. Integration efforts may also divert management attention and resources. Where we acquire a business and combine it with our operations, we are also exposed to risks from unknown or contingent liabilities with respect to which we may have no recourse against the seller. While we normally seek to mitigate that risk through pre-acquisition due diligence, increasingly acquisition transactions are competitive auctions in which we have limited time and access to information to evaluate the risks inherent in the business being acquired, and no or limited recourse against the seller if undisclosed liabilities are discovered after we enter into a definitive agreement.

        We may not achieve the benefits we sought in an acquisition, or, if achieved, those benefits may come later than we anticipated. Failure to achieve anticipated benefits from an acquisition could result in increased costs and lower revenues than expected of the combined company. In addition, if the financial performance associated with an acquisition falls short of expectations, it may result in impairment charges associated with the intangible assets reported as part of the acquisition.

        Our financial performance depends, in part, on our ability to develop and market new and innovative services and to adopt or develop new technologies that differentiate our products or provide cost efficiencies, while avoiding increased related expenses. The risks we face include rapid technological change in the industry, our ability to access technical and other information from our customers, and the significant and ongoing investments required to bring new products and services to market in a timely fashion at competitive prices. Our proactive cross selling of multiple products and services to our customers can exacerbate the negative financial effects associated with the risk of loss of any one customer. Developments in the securities processing industry, including shortened settlement cycles and straight-through processing, have required continued internal procedural enhancements and further technology investment.

        Our strategy for growth depends upon both attracting new customers and cross selling additional products and services to our existing customer base. To the extent that we are not able to achieve these goals, we may not be able to attain our financial goals. Substantial risks and uncertainties are associated with the introduction of new products and services, including technical and control requirements that may need to be developed and implemented to offer such products while also managing associated risks. The introduction of new products and services can also entail significant time and resources. Regulatory and internal control requirements, capital requirements, competitive alternatives and shifting market preferences may also determine if such initiatives can be brought to market in a manner that is timely and attractive to our customers. Failure to successfully manage these risks in the development and implementation of new products or services could have a material adverse effect on our business, as well as our results of operations and financial condition.

Liquidity Risk and Management

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

        In managing our consolidated balance sheet, we also depend on access to global capital markets to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, and to accommodate the transaction and cash management needs of our customers. Other sources of funding available to us, and upon which we rely as regular components of our liquidity risk management strategy, include inter-bank borrowings, repurchase agreements and borrowings from the Federal Reserve discount window, or comparable non-U.S. central banking sources. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of our corporate debt or equity purchasers, or a downgrade of our debt rating, may adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity. Similarly, the failure to maintain an acceptable credit rating on our obligations may preclude us from being competitive in certain products. General market disruptions, natural disasters or operational problems may affect either third parties or us, and can also have an adverse affect on our liquidity.

        We generally use our sources of funds to invest in a portfolio of investment securities and to maintain the liquidity necessary to extend credit to our customers. These funds are invested in a variety of assets ranging from short-term interest-bearing deposits with banks to longer-maturity investment securities. While we have historically maintained our investment portfolio at a relatively short duration with respect to interest-rate risk, the average maturity of the investment portfolio is significantly longer than the contractual maturity of our deposit base. In addition, as part of our custody business, we provide overdraft financing to our customers, and liquidity lines to third-party commercial paper conduits and mutual funds, as well as more traditional extensions of credit. The demand for credit is difficult to forecast and control, and may be at its peak at times of dislocation in the securities markets, potentially compounding liquidity issues.

        In a period of financial disruption, or if negative developments occurred with respect to State Street, the availability and cost of our funding sources could be adversely affected. In that event, our cost of funds may increase, thereby reducing our net interest revenue, or we may need to dispose of a portion of our investment portfolio, which, depending upon market conditions, could result in our realizing a loss or experiencing other adverse accounting consequences upon those dispositions. Our efforts to monitor and manage liquidity risk may not be successful or sufficient to deal with dramatic or unanticipated changes in the global securities markets or other State Street or market event-driven reductions in liquidity.

        In our business activities, we assume liquidity and interest-rate risk in managing longer-term assets or asset pools for third parties that are funded on a short-term basis, or where the customers participating in these products may have a right to the return of cash or assets on limited notice. These business activities include, among others, the unconsolidated asset-backed commercial paper conduits managed by our Structured Products group, securities finance collateral pools and money market and other short-term investment funds. In the commercial paper conduits, for example, pools of medium- and long-term financial instruments, principally mortgage- and other asset-backed securities, are financed through the issuance of short-term commercial paper. The conduits strive to maintain a positive margin between the rate of return on their longer-term assets and the short-term cost of funding. This mismatch in the maturity of the investment pools and funding creates risk if disruptions occur in the liquidity of the short-term debt or asset-backed securities markets, or if the cost of short-term borrowings exceeds the conduits' rate of return on their investment pools or purchased assets.

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

        Beginning in the third quarter of 2007, asset-backed commercial paper conduits, including those sponsored by State Street, experienced significantly less liquidity and higher borrowing costs in the global fixed-income securities markets, and in a few cases, required liquidity support from their sponsoring bank. The fixed-income markets remain significantly disrupted, and the potential for decreased liquidity, increased funding costs and adverse asset valuations remains a material risk. We on occasion have purchased, and during the third and fourth quarters of 2007 did purchase, commercial paper from the conduits, the purchase of which we recorded in our consolidated balance sheet. We may continue to do so in the future. These purchases of commercial paper were funded from our general liquidity, and the liquidity agreements were not drawn.

        The conduits are not recorded in our consolidated financial statements. However, if circumstances change we may be required, under existing accounting standards, to consolidate the conduits onto our consolidated balance sheet. For example, if changes in market conditions require us to update the assumptions in our expected loss model, we may be required to increase the amount of first-loss notes in order for the investors in the first-loss notes to continue to be considered the primary beneficiaries of the conduits. In various circumstances, including if the conduits are not able to issue additional first-loss notes or take other actions, we may be determined to be the primary beneficiary of the conduits, and we would be required to consolidate the conduits' assets and liabilities onto our consolidated balance sheet. Existing accounting standards may be changed or interpreted differently in the future in a manner that increases the risk of consolidation of the conduits.

        Consolidation, or the purchase of assets of the conduits pursuant to the contractual agreements described above, could affect the size of our consolidated balance sheet and related funding requirements, our financial and regulatory capital ratios and, if the conduit assets include unrealized losses, could require us to recognize those losses. Because of our contractual agreements to purchase assets from the conduits under specified conditions, we are also exposed to the credit risks in the conduits' portfolios.

        Other of our business activities that involve managing pools of assets that are funded in the short-term markets and invested in longer-term markets include managing securities finance collateral pools and money market and other short-term investment funds. These businesses involve similar risks inherent in an arbitrage of funding and investment; however, in these businesses, we primarily act as agent and do not have the direct principal risk. For example, if a collateral pool or a money market fund that we manage were to have unexpected liquidity demands from investors in the pool that exceeded available liquidity, the investment pool would be required to sell assets to meet those redemption requirements. During periods of disruption in the credit markets, it may be difficult to sell the assets held by these pools at a reasonable price. In those circumstances, the financial loss accrues to the pools' investors and not to us.

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

however, that would potentially result in the recognition of significant losses or a greater use of capital than we have available. Certain accounts managed by SSgA are managed in accordance with specific investment guidelines and have the benefit of contractual arrangements with third-party financial institutions that allow the accounts to issue and redeem units based upon the book value of such units rather than market value. The third-party financial institutions have an obligation to fund any shortfall after all the units have been redeemed at book value. Several of these accounts were significantly impacted by the volatility in the fixed-income markets in the second half of 2007. The continued willingness of these financial institutions to partner with us in these products may be negatively impacted if the variance between book and market value and other risk metrics fall or remain below the financial institutions' internal risk standards.

        We used a portion of the reserve announced on January 3, 2008 to reduce the differences between the book and market value of these accounts. This cash infusion was intended to reduce the difference between market and book values of these accounts to levels that are within the risk tolerance of such third-party financial institutions. If the third-party financial institutions are or become unwilling to continue to partner with us, our business may be adversely affected. There can be no assurance that these and other costs associated with our legal exposures resulting from SSgA's active fixed income strategies will not exceed the reserve we have established.

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

        Other parts of our business where we primarily act as agent, such as other investment management activities of SSgA and certain of State Street Global Markets' business units, do not currently have significant liquidity requirements; however, as we develop new products in response to customer demand and to remain competitive in a dynamic marketplace, we could take on more principal risk in these businesses. Any increase in the extent to which these or other businesses assume principal positions would increase the risks associated with our liquidity management strategy.

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

Reputational Risk

        Our relationship with many of our customers is predicated upon our reputation as a fiduciary and a service provider that adheres to the highest standards of ethics, service quality and regulatory compliance. Adverse publicity, regulatory actions, litigation, operational failures, the failure to meet client expectations and other issues could materially and adversely affect our reputation and our ability to retain and attract customers. Preserving and enhancing our reputation depends not only in maintaining systems and procedures that address known risks and regulatory requirements, but also our ability to identify and mitigate additional risks that arise due to changes in our businesses and the marketplaces in which we operate, the regulatory environment, and customer expectations. If any of these developments, including our recently announced customer concerns related to certain SSgA active fixed income strategies, has a material effect on our reputation, our business will suffer.

Credit Risk

        Our focus on large institutional investors and their businesses requires that we assume credit and counterparty risk, both on- and off-balance sheet, in a variety of forms. We may experience significant intra- and inter-day credit exposure through settlement-related extensions of credit. From time to time, we may assume concentrated credit risk at the individual obligor, counterparty, guarantor, industry and/or country level, thereby potentially exposing us to a single market or political event or a correlated set of events. The credit quality of our on- and off-balance sheet exposures may be affected by many factors, such as economic and business conditions or deterioration in the financial condition of an individual counterparty, group of counterparties or asset classes. If a significant economic downturn occurs in either a country or a region, or we experience the failure of a significant individual counterparty, we could incur financial losses that could adversely affect our earnings.

Financial Markets Risk

        As asset values in worldwide financial markets increase or decrease, our opportunities to invest in and service financial assets change. Given that a portion of our fees is based on the value of assets under custody and management, fluctuations in the valuation of worldwide securities markets will affect revenue. Many of the costs of providing our services are relatively fixed; therefore, a decline in revenue could have a disproportionate effect on our earnings. In addition, if investment performance in our asset management business fails to meet either benchmarks or the performance of our competitors, we could experience a decline in assets under management and a reduction in the fees that we earn, irrespective of economic or market conditions.

        We have increased the portion of our management fee revenue that is generated from enhanced index and actively managed products, with respect to which we generally receive higher fees compared to passive products. We may not be able to continue to increase this segment of our business at the same rate that we have achieved in the past few years. The amount of assets in active fixed-income strategies, for example, has been adversely impacted in 2007. In addition, with respect to certain of our enhanced index and actively managed products, we have entered into performance fee arrangements, where the management fee revenue we earn is based on the performance of managed funds against specified benchmarks. The reliance on performance fees increases the potential volatility of our management fee revenue.

        Financial markets trading businesses, as well as our asset and liability management activities, are also subject to market risks. Adverse movements in levels and volatilities of financial markets could cause losses that may affect our consolidated results of operations and financial condition. In addition, changes in investor and rating agency perceptions regarding certain asset classes or structures can also affect volatility, liquidity and market prices, which, in turn, can lead to losses. The degree of volatility in foreign exchange rates can affect our foreign exchange trading revenue. In general, we benefit from currency volatility, although it can increase risk. Foreign exchange revenue, all other things being equal, is likely to decrease during times of decreased currency volatility. In addition, as our business grows globally, our exposure to changes in foreign currency exchange rates could affect our levels of revenue, expense and earnings, as well as the value of our investment in our non-U.S. operations.

Interest Rate Risk

        State Street's financial performance could be unfavorably affected by changes in interest rates as they impact our asset and liability management process. The levels of global market interest rates, the shape of these yield curves (changes in the relationship between short- and long-term interest rates), the direction and speed of interest rate changes, and the asset and liability spreads relative to the currency and geographic mix of our interest-earning assets and interest-bearing liabilities, affect our net interest revenue. Our ability to anticipate these changes and/or to hedge the related exposures on and off our balance sheet can significantly influence the success of our asset and liability management process and the resulting level of our net interest revenue. The impact of changes in interest rates will depend on the relative durations of assets and liabilities in accordance with their relevant currencies. In general, sustained lower interest rates, a flat or inverted yield curve and narrow interest-rate spreads have a constraining effect on our net interest revenue.

Operational Risk

        Operational risk is inherent in all of State Street's activities. Our customers have a broad array of complex and specialized servicing, confidentiality and fiduciary requirements. We have established policies, procedures and systems designed to comply with these regulatory and operational risk requirements. We also face the potential for loss resulting from inadequate or failed internal processes, employee supervisory or monitoring mechanisms, or other systems or controls, and from external events, which could materially affect our future results of operations. We may also be subject to disruptions from events that are wholly or partially beyond our control, which could cause delays or disruptions to operational functions, including information processing and financial market settlement functions. In addition, our customers, vendors and counterparties could suffer from such events. Should these events affect us, or the customers, vendors or counterparties with which we conduct business, our results of operations could be negatively affected.

        Our success depends, in large part, on our ability to attract and retain key people. Competition for the best people in most activities in which we engage can be intense, and we may not be able to hire people or retain them. The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business because of their skills, their knowledge of our markets, their years of industry experience, and, in some cases, the difficulty of promptly finding qualified replacement personnel. Similarly, the loss of key portfolio management staff, either individually or as a group, can adversely impact customer perception of SSgA's ability to continue to manage certain types of investment management mandates. In some of our businesses, we have experienced significant employee turnover, which increases costs, requires additional training and increases the potential for operational risks.

        We enter into long-term fixed-price contracts to provide middle office or investment manager and hedge fund manager operations outsourcing services to customers, services related but not limited to certain trading activities, cash reporting, settlement and reconciliation activities, collateral management and information technology development. These long-term contracts require considerable up-front investment by us, including technology and conversion costs, and carry the risk that pricing for the products and services we provide might not prove adequate to generate expected operating margins over the term of the contracts. Profitability of these contracts is largely a function of our ability to accurately calculate pricing for our services and our ability to control our costs and maintain the relationship with the customer for an adequate period of time to recover our up-front investment.

Performance risk exists in each contract, given our dependence on successful conversion and implementation onto our own operating platforms of the service activities provided. In addition, our failure to meet specified service levels may adversely affect our revenue from such arrangements, or permit early termination of the contracts by the customer.

        We actively strive to achieve significant cost savings by shifting certain business processes to lower-cost geographic locations, while continuing to maintain service quality, control and effective management of risks within these business operations. This transition to a true "shared services" operational model focuses on certain core service offerings, including middle- and back-office reconciliations, securities processing and transfer agency activities. We have employed various structural arrangements to achieve these goals, including establishing operations in lower cost areas, such as Eastern Europe, India and China, forming joint ventures in India and China and outsourcing to vendors in various jurisdictions. The increased elements of risk that arise from conducting certain operating processes in some jurisdictions could lead to an increase in reputational risk. During periods of transition, greater operational risk and client concern exists regarding the continuity of a high level of service delivery. The extent and pace at which we are able to move functions to lower-cost locations may also be impacted by regulatory and customer acceptance issues. Such relocation of functions also entails costs, such as technology and real estate expenses, that partially offset the financial benefits of the lower-cost locations.

        Our businesses depend on an information technology infrastructure to record and process a large volume of increasingly complex transactions, in many currencies, on a daily basis, across numerous and diverse markets. Any interruptions, delays and/or breakdowns of this infrastructure can result in significant costs. As a result, we continue to invest significantly in this infrastructure. Our businesses and our relationship with customers, are dependent upon our ability to maintain the confidentiality of our and our customers' trade secrets and confidential information (including personal data of their customers). A failure of our security measures in such regard could have a material adverse impact on our competitive position, relationship with customers and reputation. To the extent that we are not able to protect our intellectual property through patents or other means, we are also exposed to the risk that employees with knowledge of such intellectual property may leave and seek to exploit our intellectual property for their own advantage.

Litigation Risks

        From time to time, our customers may make claims and take legal action relating to our performance of fiduciary or contractual responsibilities. If such claims and legal actions are not resolved in a manner favorable to us, such claims may result in financial liability to State Street and/or adversely affect the market perception of us and our products and services, and could impact customer demand for our products and services. We record balance sheet reserves for probable loss contingencies, including litigation and operational losses. However, we cannot always accurately estimate our ultimate exposure. As a result, any reserves we establish to cover any settlements, judgments or operational losses may not be sufficient to cover our actual financial exposure. Any underestimation or overestimation could have a material impact on our consolidated financial condition or results of operations.

        In connection with certain of SSgA's active fixed-income strategies, we established a reserve to cover legal exposure and related costs in connection with such strategies as of December 31, 2007. Among other things, the portfolio managers for certain actively managed fixed-income strategies materially increased the exposure of these strategies to securities backed by sub-prime mortgages and shifted the weighting of these portfolios to more highly rated sub-prime instruments. During the third quarter of 2007, as the liquidity and valuations of these securities, including the more highly rated instruments, came under increased pressure, the performance of these strategies was adversely affected, in some cases significantly. The underperformance, which was greater than that typically associated with fixed-income funds, also caused a number of our customers to question whether the execution of these strategies was consistent with their investment intent. This has resulted in several civil suits, including putative class action claims. These lawsuits allege, among other things, that we failed to comply with our standard of care in managing these active funds as a fiduciary under ERISA. We have also received inquiries from regulatory authorities regarding SSgA's active fixed-income strategies. Given our desire to fully respond to customer concerns, following the end of the third quarter of 2007, State Street undertook a further review of all the actively managed fixed-income strategies at SSgA that were exposed to sub-prime investments. Based on our review and on-going discussions with customers who were invested in these strategies, we established the reserve to address our estimated legal exposure.

        The reserve was established based upon our best judgment as to legal exposures and related costs associated with the active fixed-income investments. As of December 31, 2007, we had entered into settlement agreements with aggregate total payments of $16 million. We believe that our reserve will be adequate to accommodate the potential exposure relating to SSgA's active fixed-income strategies. The amount of the reserve is based on certain assumptions. While we believe the reserve represents a reasonable estimate of our legal exposure and other costs associated with these issues, we do not believe that it is feasible to predict or determine the amount of such exposure with certainty. As such, it is possible that we have overestimated or underestimated our exposure. If the amount of our actual exposure is materially different from our reserve, there would be a material impact on our financial condition and results of operations.

        To determine whether the issues that arose within the active fixed-income area are limited to SSgA's active fixed-income strategies, we are conducting, with the assistance of third-party consultants, a systematic review of the operational, risk and compliance infrastructure, procedures and resources across SSgA's entire product line. This review has only recently begun and no conclusions or recommendations have resulted from that review as of the date of this filing. While we do not believe that such review will identify material legal or regulatory exposures, there can be no assurance as to the conclusions of such review.

Regulatory/Legal/Accounting/Tax Risk

        Most of our businesses are subject to extensive regulation, and many of the customers to which we provide services are themselves subject to a broad range of regulatory requirements. These regulations may affect the manner and terms of delivery of our services. As a financial institution with substantial international operations, we are subject to extensive regulatory and supervisory oversight, both in the United States and overseas in connection with our global operations. Our businesses are subject to stringent regulation and examination by U.S. federal and state governmental and regulatory agencies, including the Federal Reserve, the SEC and the Massachusetts Commissioner of Banks, and self-regulatory organizations (including securities exchanges), and by non-U.S. governmental and regulatory agencies and self-regulatory organizations. The regulations affect, among other things, the scope of our activities and customer services, our capital structure and our ability to fund the operations of our subsidiaries, our lending practices, our dividend policy and the manner in which we market our services. Evolving regulations, such as the new Basel II capital framework and anti-money laundering regulations, can require significant effort on our part to ensure compliance. New or modified regulations and related regulatory guidance may have unforeseen or unintended adverse effects on the financial services industry.

        If we do not comply with governmental regulations, we may be subject to fines, penalties or material restrictions on our businesses in the jurisdiction where the violation occurred, which may adversely affect our business operations and, in turn, our financial results. Similarly, many of our customers are subject to significant regulatory requirements, and retain our services in order for us to assist them in complying with those legal requirements. Changes in these regulations can significantly affect the services that we are asked to provide, as well as our costs. If we cause customers to fail to comply with these regulatory requirements, we may be liable to them for losses and expenses that they incur. In addition, adverse publicity and damage to our reputation arising from the failure or perceived failure to comply with legal, regulatory or contractual requirements could affect our ability to attract and retain customers or to maintain access to capital markets, or could result in enforcement actions, fines, penalties and lawsuits. In recent years, regulatory oversight and enforcement have increased substantially, imposing additional costs and increasing the potential risks associated with our operations. If this regulatory trend continues, it could adversely affect our operations and, in turn, our financial results.

        New accounting requirements, or changes in the interpretation of existing accounting requirements, by the Financial Accounting Standards Board or the SEC, can potentially affect our consolidated financial condition and results of operations, as accounting rules in the United States and other jurisdictions consistently evolve to reflect the increasing complexities of business. These changes are very difficult to predict, and can materially impact how we record and report our financial condition and results of operations and other financial information. In some cases, we could be required to apply a new or revised standard retroactively, resulting in the revised treatment of certain transactions or activities, and, in some cases, the restatement of prior period financial statements.

        Our businesses can be affected by new tax legislation or the interpretation of existing tax laws worldwide. Changes in tax laws may affect our business directly or indirectly through their impact on the financial markets. In the normal course of business, we are subject to reviews by U.S. and non-U.S. tax authorities. These reviews may result in adjustments to the timing or amount of taxes due and the allocation of taxable income among tax jurisdictions. These adjustments could affect the attainment of our financial goals.

Risk Management

        We seek to monitor and manage risk on a corporate basis and within specific business units. The types of risk that we monitor and seek to manage include operational risk, interest rate risk, trading risk, fiduciary risk, legal and compliance risk, liquidity risk and credit risk. We have adopted various policies, procedures and systems to monitor and manage risk. There can be no assurance that those policies, procedures or systems are adequate to identify and mitigate all risks inherent in our various business. In addition, our businesses and the markets in which we operate are continuously evolving. We may fail to fully understand the implications of changes in our business or the financial markets and fail to adequately or timely enhance our risk framework to address those changes. If our risk framework is ineffective, either because it fails to keep pace with changes in the financial markets or our business or for other reasons, we could incur losses.

        We also measure our material risks. Our measurement methodologies rely upon many assumptions and historical analyses and correlations. There can be no assurance that those assumptions will be correct or that the historical correlations will continue to be relevant. Consequently the measurements that we make for regulatory and economic capital may not adequately capture or express the true risk profiles of our businesses. Additionally, as businesses and markets evolve, our measurements may not accurately reflect those changes. While our risk measures may indicate sufficient capitalization, we may in fact have inadequate capital to conduct our businesses.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        We occupy a total of approximately 6.8 million square feet of office space and related facilities around the world, of which approximately 6.1 million square feet are leased. Of the total leased space, approximately 3.4 million square feet are located in eastern Massachusetts. An additional 1.3 million square feet are located elsewhere throughout the U.S. and in Canada. We occupy approximately 1.0 million square feet in Europe, and approximately 370,000 square feet in the Asia/Pacific region.

        Our headquarters is located at State Street Financial Center, One Lincoln Street, Boston, Massachusetts, a 36-story office building. We have leased the entire 1,025,000 square feet of this building, as well as the entire 366,000-square-foot parking garage at One Lincoln Street, under 20-year non-cancelable capital leases. A portion of the lease payments is offset by subleases for 153,000 square feet of the building. We occupy two buildings located in Quincy, Massachusetts, one of which we own and the other we lease. The buildings, containing a total of approximately 821,000 square feet, function as State Street Bank's principal operations facilities.

        Additional information about our occupancy costs, including commitments under non-cancelable leases, is in note 18 of the Notes to Consolidated Financial Statements included in this Form 10-K under Item 8.

ITEM 3.    LEGAL PROCEEDINGS

        We are involved in various industry-related and other regulatory, governmental and law enforcement inquiries and subpoenas, as well as legal proceedings, including recent proceedings related to SSgA's active fixed-income strategies, that arise in the normal course of business. For a discussion of recent proceedings, litigation exposure and related costs and other similar matters associated with SSgA's active fixed-income strategies, including the establishment of a reserve of approximately $625 million, refer to "Risk Factors—Litigation Risks" included under Item 1A; the "Summary," "Financial Highlights," "Operating Expenses" and "Line of Business Information" sections of Management's Discussion and Analysis of Financial Condition and Results of Operations included under Item 7; and note 10 of the Notes to Consolidated Financial Statements included under Item 8 of this Form 10-K. In the opinion of management, after discussion with counsel, these regulatory, governmental and law enforcement inquiries and subpoenas and legal proceedings, including the above-mentioned matters associated with SSgA's active fixed-income strategies, can be defended or resolved without a material adverse effect on our consolidated financial position or results of operations in future periods.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        None.

ITEM 4A.    EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth certain information with regard to each of our executive officers as of February 15, 2008.

Name	Age	Position
Ronald E. Logue	62	Chairman, President, Chief Executive Officer and Chief
		Operating Officer
Joseph C. Antonellis	53	Vice Chairman
Joseph L. Hooley	50	Vice Chairman
Jeffrey N. Carp	51	Executive Vice President, Chief Legal Officer and Secretary
Joseph W. Chow	55	Executive Vice President
James J. Malerba	53	Senior Vice President and Corporate Controller
David C. O'Leary	61	Executive Vice President
James S. Phalen	57	Executive Vice President; Interim President and Chief Executive Officer of State Street Global Advisors
David C. Phelan	50	Executive Vice President, General Counsel and Assistant Secretary
Edward J. Resch	55	Executive Vice President and Chief Financial Officer
Stanley W. Shelton	53	Executive Vice President

        All executive officers are appointed by the Board of Directors. All officers hold office at the discretion of the Board. There are no family relationships among any of our directors and executive officers.

        Mr. Logue joined State Street in 1990. He has served as President since 2001 and Chief Operating Officer since 2000. In June 2004, he was appointed Chairman and Chief Executive Officer.

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

        Mr. Chow first joined State Street in 1990, retired in 2003, and rejoined State Street in 2004. When he retired in 2003, he was Executive Vice President and head of Credit and Risk Policy. Since 2004, he has served as Executive Vice President, Risk and Corporate Administration, and is engaged in a variety of strategic and management initiatives across the organization.

        Mr. Malerba joined State Street in November 2004 as Deputy Corporate Controller. In 2006, he was appointed Corporate Controller. Prior to joining State Street, he served as Deputy Controller at FleetBoston Financial Corporation from December 2000 and continued in that role after the merger with Bank of America Corporation in April 2004.

        Mr. O'Leary joined State Street in 2005 as Executive Vice President and head of Global Human Resources. In 2004, he served as a senior advisor to Credit Suisse First Boston Corporation, a global financial services company, after serving as Managing Director from 1990 to 2003 and Global Head of Human Resources from 1988 to 2003.

        Mr. James Phalen joined State Street in 1992. As of 2003, he served as Executive Vice President of State Street and Chairman and Chief Executive Officer of CitiStreet, a global benefit provider and retirement plan recordkeeper. In February 2005, he was appointed head of Investor Services in North America. In 2006, he was appointed head of international operations for Investment Servicing and Investment Research and Trading, based in Europe. In January 2008, he was appointed Interim President and Chief Executive Officer of State Street Global Advisors.

        Mr. David Phelan joined State Street in 2006 as Executive Vice President, General Counsel and Assistant Secretary. From 1995 until 2006, he was a senior partner at the law firm of Hale and Dorr LLP (and, following a merger, of Wilmer Cutler Pickering Hale and Dorr LLP), where he was an attorney since 1993.

        Mr. Resch joined State Street in 2002 as Executive Vice President and Chief Financial Officer. He also served as Treasurer from 2006 until January 2008.

        Mr. Shelton joined State Street in 1984. Since prior to 2003, he has served as Executive Vice President and head of State Street Global Markets.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR REGISTRANT'S COMMON EQUITY

        Our common stock is listed on the New York Stock Exchange under the ticker symbol STT. There were 4,432 shareholders of record at December 31, 2007. Information concerning the market prices of, and dividends on, our common stock during the past two years is included in this Form 10-K under Item 8, under the caption "Quarterly Summarized Financial Information."

        In March 2007, our Board of Directors authorized the purchase of up to 15 million shares of common stock for general corporate purposes, including mitigating the dilutive impact of shares issued under employee benefit plans, in addition to its previous authorization in 2006 of up to 15 million shares, of which 12.2 million shares remained available for purchase at December 31, 2006. We generally employ third-party broker/dealers to acquire shares on the open market in connection with our common stock purchase program.

        Under the above-described authorization, during 2007 we repurchased 13.4 million shares of our common stock, and an additional .6 million shares in January 2008, in connection with a $1 billion accelerated share repurchase program that concluded on January 18, 2008. As of that date, approximately 13.2 million shares remained available for future purchase under the combined authorization described above.

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

        Under the Federal Reserve Act, the approval of the Federal Reserve Board would be required if dividends declared by State Street Bank in any year exceeded the total of its net profits for that year combined with retained net profits for the preceding two years, less any required transfers to surplus. Information about dividends from our subsidiary banks is in note 14 of the Notes to Consolidated Financial Statements included in this Form 10-K under Item 8. Future dividend payments of State Street Bank and other non-bank subsidiaries cannot be determined at this time.

SHAREHOLDER RETURN PERFORMANCE PRESENTATION

        The graph presented below compares the cumulative total shareholder return on State Street's common stock to the cumulative total return of the S&P 500 Index and the S&P Financial Index for the five fiscal years which commenced January 1, 2003 and ended December 31, 2007. The cumulative total shareholder return assumes the investment of $100 in State Street common stock and in each index on December 31, 2002, and also assumes reinvestment of dividends. The S&P Financial Index is a publicly available measure of 92 of the Standard & Poor's 500 companies, representing 30 diversified financial services companies, 24 banking companies, 24 insurance companies, and 14 real estate companies.

Comparison of Five-Year Cumulative Total Shareholder Return

	2002	2003	2004	2005	2006	2007
State Street Corporation	$100	$135	$129	$148	$183	$223
S&P 500 Index	100	129	143	150	173	183
S&P Financial Index	100	131	145	155	184	150

ITEM 6.    SELECTED FINANCIAL DATA

(Dollars in millions, except per share amounts or where otherwise noted)

FOR THE YEAR ENDED DECEMBER 31:	2007	2006	2005	2004	2003
Total fee revenue	$6,599	$5,186	$4,551	$4,048	$3,556
Net interest revenue	1,730	1,110	907	859	810
Provision for loan losses	—	—	—	(18)	—
Gains (Losses) on sales of available-for-sale investment securities, net	7	15	(1)	26	23
Gain on sale of Private Asset Management business, net of exit and other associated costs	—	—	16	—	285
Gain on sale of Corporate Trust business, net of exit and other associated costs	—	—	—	—	60

Total revenue	8,336	6,311	5,473	4,951	4,734
Total operating expenses	6,433	4,540	4,041	3,759	3,622

Income from continuing operations before income tax expense	1,903	1,771	1,432	1,192	1,112
Income tax expense from continuing operations	642	675	487	394	390

Income from continuing operations	1,261	1,096	945	798	722
Income (Loss) from discontinued operations	—	10	(107)	—	—

Net income	$1,261	$1,106	$838	$798	$722

PER COMMON SHARE:
Basic earnings:
Continuing operations	$3.50	$3.31	$2.86	$2.38	$2.18
Net income	3.50	3.34	2.53	2.38	2.18
Diluted earnings:
Continuing operations	3.45	3.26	2.82	2.35	2.15
Net income	3.45	3.29	2.50	2.35	2.15
Cash dividends declared	.88	.80	.72	.64	.56
Closing price of common stock (at year end)	81.20	67.44	55.44	49.12	52.08
AT YEAR END:
Investment securities	$74,559	$64,992	$59,870	$37,571	$38,215
Total assets	142,543	107,353	97,968	94,040	87,534
Deposits	95,789	65,646	59,646	55,129	47,516
Long-term debt	3,636	2,616	2,659	2,458	2,222
Shareholders' equity	11,299	7,252	6,367	6,159	5,747
Assets under custody (in billions)	$15,299	$11,854	$10,121	$9,497	$9,370
Assets under management (in billions)	1,979	1,749	1,441	1,354	1,106
Number of employees	27,110	21,700	20,965	19,668	19,850
RATIOS:
Continuing operations:
Return on shareholders' equity	13.4%	16.2%	15.3%	13.3%	13.9%
Return on average assets	1.02	1.03	.95	.84	.87
Dividend payout	25.2	24.2	25.3	26.9	25.9
Net income:
Return on shareholders' equity	13.4	16.4	13.6	13.3	13.9
Return on average assets	1.02	1.04	.84	.84	.87
Dividend payout	25.2	24.0	28.5	26.9	25.9
Average shareholders' equity to average total assets	7.6	6.3	6.2	6.3	6.3
Tier 1 risk-based capital	11.2	13.7	11.7	13.3	14.0
Total risk-based capital	12.7	15.9	14.0	14.7	15.8
Tier 1 leverage ratio	5.3	5.8	5.6	5.5	5.6
Tangible common equity to adjusted total assets	3.5	5.1	4.8	4.5	4.5

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        State Street Corporation is a financial holding company organized under the laws of the Commonwealth of Massachusetts. All references in this Management's Discussion and Analysis to "the parent company" are to State Street Corporation. Unless otherwise indicated or unless the context requires otherwise, all references in this Management's Discussion to "State Street," "we," "us," "our" or similar terms mean State Street Corporation and its subsidiaries on a consolidated basis. State Street Bank and Trust Company is referred to as "State Street Bank." At December 31, 2007, we had total assets of $142.54 billion, total deposits of $95.79 billion, total shareholders' equity of $11.30 billion and employed 27,110. With $15.30 trillion of assets under custody and $1.98 trillion of assets under management at year-end 2007, we are a leading specialist in meeting the needs of institutional investors worldwide.

        We report two lines of business: Investment Servicing and Investment Management. These lines of business provide a full range of products and services for our customers, which include mutual funds and other collective investment funds, corporate and public retirement plans, insurance companies, foundations, endowments and other investment pools, and investment managers. Investment Servicing provides services to support institutional investors, such as custody, product- and participant-level accounting, daily pricing and administration; master trust and master custody; recordkeeping; shareholder services, including mutual fund and collective investment fund shareholder accounting; foreign exchange, brokerage and other trading services; securities finance; deposit and short-term investment facilities; loans and lease financing; investment manager and hedge fund manager operations outsourcing; and performance, risk and compliance analytics. Investment Management provides a broad array of services for managing financial assets, such as investment research services and investment management, including passive and active U.S. and non-U.S. equity and fixed-income strategies. For additional information about our lines of business, see the "Line of Business Information" section of this Management's Discussion and Analysis and note 22 of the Notes to Consolidated Financial Statements included in this Form 10-K under Item 8.

        This Management's Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in this Form 10-K under Item 8. Certain previously reported amounts presented have been reclassified to conform to current period classifications. We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the U.S., referred to as "GAAP". The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions in the application of certain accounting policies that materially affect the reported amounts of assets, liabilities, revenue, and expenses. Accounting policies that require management to make assumptions that are difficult, subjective, or complex about matters that are uncertain and may change in subsequent periods are discussed in more depth in the "Significant Accounting Estimates" section of this Management's Discussion and Analysis.

        This Management's Discussion and Analysis contains statements that are considered "forward-looking statements" within the meaning of U.S. federal securities laws. Forward-looking statements are based on our current expectations about revenue and market growth, acquisitions and divestitures, new technologies, services and opportunities, earnings and other factors. These forward-looking statements involve certain risks and uncertainties which could cause actual results to differ materially. We undertake no obligation to revise the forward-looking statements contained in this Management's Discussion and Analysis to reflect events after the date we file this Form 10-K with the SEC. Additional information about forward-looking statements and related risks and uncertainties is included in the Risk Factors section of this Form 10-K under Item 1A.

OVERVIEW OF FINANCIAL RESULTS

Years ended December 31,	2007(1)	2006	2005
(Dollars in millions, except per share amounts)
Total fee revenue	$6,599	$5,186	$4,551
Net interest revenue	1,730	1,110	907
Provision for loan losses	—	—	—
Gains (Losses) on sales of available-for-sale investment securities, net	7	15	(1)
Gain on sale of divested business	—	—	16

Total revenue	8,336	6,311	5,473
Total operating expenses(2)	6,433	4,540	4,041

Income from continuing operations before income tax expense	1,903	1,771	1,432
Income tax expense from continuing operations	642	675	487

Income from continuing operations	1,261	1,096	945
Income (Loss) from discontinued operations	—	10	(107)

Net income	$1,261	$1,106	$838

Earnings per share from continuing operations:
Basic	$3.50	$3.31	$2.86
Diluted	3.45	3.26	2.82
Earnings per share:
Basic	$3.50	$3.34	$2.53
Diluted	3.45	3.29	2.50
Average shares outstanding (in thousands):
Basic	360,675	331,350	330,361
Diluted	365,488	335,732	334,636
Return on shareholders' equity from continuing operations	13.4%	16.2%	15.3%
Return on shareholders' equity	13.4	16.4	13.6

(1)
Financial results for the year ended December 31, 2007 include results of the acquired Investors Financial business for the third and fourth quarters of 2007.

(2)
Operating expenses for the year ended December 31, 2007 include merger and integration costs of $198 million associated with the acquisition of Investors Financial and a net charge of $467 million related to certain active fixed-income strategies at State Street Global Advisors.

Summary

        Our financial results for 2007 reflect our overall objectives of consistent revenue growth, managing growth in operating expenses and balancing growth in operating expenses with growth in revenue.

  •
  All categories of fee revenue, as reported in our consolidated statement of income, increased compared to 2006, with the exception of processing fees and other revenue, which declined 13%.

  •
  Net interest revenue increased 56% compared to 2006.

  •
  We achieved positive operating leverage for 2007 compared to 2006, as defined by management.

  •
  Our Investment Management business, State Street Global Advisors, which we refer to in this Management's Discussion and Analysis as "SSgA," contributed approximately 18% of our consolidated total revenue for 2007, compared to 19% for 2006, and generated net new business of $116 billion during 2007, compared to $86 billion for 2006.

  •
  We ended 2007 with levels of assets under custody and assets under management that increased 29% and 13%, respectively, from year-end 2006.

  •
  We completed our acquisition of Currenex in March 2007. For the period March to December 2007, the acquired Currenex business contributed approximately $65 million of revenue, primarily other trading services revenue.

  •
  We completed our acquisition of Investors Financial in July 2007, and issued approximately 60.8 million shares in the transaction. For the second half of the year, the acquired Investors Financial business contributed $456 million in revenue, including $395 million in fee revenue, and $340 million in operating expenses. In connection with the acquisition, during the second half of the year we recorded $198 million, or $129 million after-tax, of merger and integration costs.

  •
  During the second half of 2007, we purchased 13.4 million shares of our common stock, as well as an additional .6 million shares in January 2008, under a $1 billion accelerated share repurchase program, which program concluded on January 18, 2008.

  •
  During the fourth quarter of 2007, we recorded a net pre-tax charge of $467 million, or $279 million after-tax, to establish a reserve associated with certain active fixed-income strategies managed by SSgA.

        Certain financial information is presented and discussed in the following sections on both a GAAP basis and on an "operating" basis. Management measures certain financial information on an operating basis to provide for meaningful comparisons from period to period, and to present comparable financial trends with respect to our normal ongoing business operations. Management believes that operating-basis financial information, which includes the impact of revenue from non-taxable sources and excludes the impact of non-recurring expenses, facilitates an investor's understanding and analysis of State Street's underlying performance and trends in addition to financial information prepared in accordance with GAAP.

Financial Highlights

        For 2007, we recorded income from continuing operations of $1.3 billion, or $3.45 per diluted share, compared to $1.1 billion, or $3.26 per diluted share, for 2006. Total revenue increased 32% from 2006, and return on equity from continuing operations was 13.4% compared to 16.2% for 2006. Results for 2007 included two significant expenses. First, we recorded aggregate merger and integration costs of $198 million, or $129 million after-tax, in connection with our acquisition of Investors Financial. Second, we recorded a net pre-tax charge of $467 million, or $279 million after-tax, in connection with the establishment of a reserve to address legal exposure and other costs associated with the underperformance of certain active fixed-income strategies managed by SSgA, and customer concerns as to whether the execution of these strategies was consistent with the customers' investment intent. These costs are more fully discussed in the "Consolidated Results of Operations—Operating Expenses" section of this Management's Discussion and Analysis.

        Our results for 2006 included income from discontinued operations of $10 million (pre-tax income of $16 million reduced by related income tax expense of $6 million), or $.03 per diluted share, the result of the finalization of certain legal, selling and other costs recorded in connection with our divestiture of Bel Air Investment Advisors LLC.

        Total revenue for 2007 grew 32% from 2006. Total fee revenue for 2007, which grew 27%, reflected consistent growth throughout the year in servicing fees and management fees, up 24% and 21%, respectively, compared to 2006, and trading services and securities finance revenue, up 34% and 76%, respectively. Generally, servicing fees benefited from the inclusion of the acquired Investors Financial business, net new business and favorable equity markets, and management fees benefited primarily from net new business and favorable equity markets. Trading services revenue grew primarily as a result of increases in customer volumes and the inclusion of the acquired Investors Financial business, with respect to foreign exchange revenue, and as a result of the inclusion of revenue from the acquired Currenex business, with respect to other trading services revenue. Securities finance revenue benefited from increases in volumes of securities loaned, both from new customers and from growth in volume from existing customers, and increases in spreads.

        Net interest revenue increased 56% compared to 2006, and net interest margin increased to 1.71% from 1.25%. This growth was the result of several favorable trends—(1) favorable rates and volumes on non-U.S. deposits; (2) the addition of interest-earning assets from Investors Financial's balance sheet; and (3) the favorable impact of fixed-rate investments.

        Total operating expenses increased 42% from 2006, partly reflective of the $665 million aggregate impact of merger and integration costs associated with Investors Financial and a net pre-tax charge associated with certain SSgA active fixed-income strategies. If these aggregate costs are excluded, total operating expenses for 2007 totaled $5.768 billion ($6.433 billion less $665 million), an increase of 27% from $4.54 billion for 2006, as we continued to carefully manage operating expenses and balance growth in operating expenses with growth in revenue. Most of the increase resulted from the inclusion of the operating expenses of the acquired Investors Financial business for the second half of 2007, as well as increased incentive compensation due to improved performance and increased staffing levels to support new business, particularly internationally. Excluding the aggregate $665 million of merger and integration costs and the net pre-tax charge, as a result of year-over-year growth in revenue of 32% and year-over-year growth in total operating expenses of 27% as described above, we generated positive operating leverage of approximately 500 basis points. We define positive operating leverage as a rate of total revenue growth that exceeds the rate of growth of total operating expenses, determined on an operating basis.

        SSgA was a significant contributor to our overall results for 2007. Its total revenue increased 25% for 2007 over 2006, and comprised about 18% of our total consolidated revenue for 2007, compared to 19% for 2006. In addition, SSgA generated net new business in assets under management, which we expect will generate management fee revenue in future years, of approximately $116 billion for 2007, compared to $86 billion for 2006. The decline in SSgA's relative contribution to our consolidated total revenue was the result of the impact of the acquired Investors Financial business's revenue on total revenue of our Investment Servicing line of business, which increased 34% for 2007 over 2006.

        We continue to expand our business outside of the U.S., particularly in Europe and the Asia/Pacific region. For 2007, approximately $3.42 billion, or 41% of our consolidated total revenue of $8.336 billion, was generated from non-U.S. activities, compared to 43% for 2006. The 2007 percentage reflects revenue from the acquired Investors Financial business, which was predominantly generated in the U.S. For illustrative purposes, if we exclude total revenue from the acquired Investors Financial business for 2007 of $456 million, non-U.S. revenue of $3.42 billion for 2007 comprised approximately 43% of consolidated total revenue for 2007 of $7.88 billion ($8.336 billion less $456 million). At year-end 2007, we employed 9,500 outside the U.S., compared to 8,630 at year-end 2006. Our goal is to eventually generate 50% of our consolidated total revenue from outside the United States.

        Assets under custody and assets under management both increased from year-end 2006, with assets under custody at $15.30 trillion, up 29% from $11.85 trillion a year ago, and assets under management at $1.98 trillion, up 13% from $1.75 trillion a year ago. The acquired Investors Financial business contributed $1.9 trillion of assets under custody. Assets under custody have grown at a compound annual rate of 13% since year-end 2003, with U.S. assets growing by 12% and non-U.S. assets growing by 16%, while assets under management have grown at a compound annual rate of 16% over the same period.

CONSOLIDATED RESULTS OF OPERATIONS

        This section discusses our consolidated results of operations for 2007 compared to 2006, and should be read in conjunction with the consolidated financial statements and accompanying notes included in this Form 10-K under Item 8. A comparison of consolidated results of operations for 2006 with those for 2005 is provided in the "Comparison of 2006 and 2005—Overview of Consolidated Results of Operations" section of this Management's Discussion and Analysis.

TOTAL REVENUE

Years ended December 31,	2007	2006	2005	Change 2006-2007
(Dollars in millions)
Fee revenue:
Servicing fees	$3,388	$2,723	$2,474	24%
Management fees	1,141	943	751	21
Trading services	1,152	862	694	34
Securities finance	681	386	330	76
Processing fees and other	237	272	302	(13)

Total fee revenue	6,599	5,186	4,551	27
Net interest revenue:
Interest revenue	5,212	4,324	2,930	21
Interest expense	3,482	3,214	2,023	8

Net interest revenue	1,730	1,110	907	56
Provision for loan losses	—	—	—

Net interest revenue after provision for loan losses	1,730	1,110	907	56
Gains (Losses) on sales of available-for-sale investment securities, net	7	15	(1)
Gain on sale of Private Asset Management business	—	—	16

Total revenue	$8,336	$6,311	$5,473	32

        We are one of the world's leading specialists in servicing mutual funds, other collective investment funds and pension plans. We are consistently gaining business globally, and for 2007, our non-U.S. revenue was approximately 41% of our total revenue, compared to 43% for 2006 and 24% for 2002. We provide a broad range of reliable, easy-to-integrate investment services that are global and enable our customers to develop and launch competitive new investment products. We also provide active management products, including enhanced indexing, hedge fund strategies and quantitative management, and passive investment management products and strategies.

        We provide fund accounting, custody, investment management, securities finance, transfer agency services, and operations outsourcing for investment managers and hedge fund managers. These services support the complex financial strategies and transactions of our customers worldwide, in any time zone across multiple currencies. Our focus on the total needs of the customer allows us to develop active, long-term relationships that result in high customer retention, cross-selling opportunities, and recurring revenue. The servicing markets in which we compete are very price-competitive, and we consistently focus on winning and retaining customer business. This focus requires a strong commitment to customers while constantly working toward providing services at lower costs.

        Our broad range of services generates fee revenue and net interest revenue. Fee revenue generated by investment servicing and investment management is augmented by securities finance, trading services and other processing fee revenue. We earn net interest revenue from customers' deposits and short-term investment activities, by providing deposit services and short-term investment vehicles, such as repurchase agreements and commercial paper, to meet customers' needs for high-grade liquid investments, and investing these sources of funds and additional borrowings in assets yielding a higher rate.

Fee Revenue

        Servicing and management fees are the largest components of fee revenue, and collectively comprised approximately 69% of total fee revenue for 2007 and 71% for 2006. These fees are a function of several factors, including the mix and volume of assets under custody and assets under management, securities positions held and the volume of portfolio transactions, and the types of products and services used by customers, and are affected by changes in worldwide equity and fixed-income valuations.

        Generally, servicing fees are impacted, in part, by changes in daily average valuations of assets under custody, while management fees are impacted by changes in month-end valuations of assets under management. Additional factors, such as the level of transaction volumes, changes in service level, balance credits, customer minimum balances, pricing concessions and other factors may have a significant impact on servicing fee revenue. Generally, management fee revenue is more sensitive to market valuations than servicing fee revenue. Management fees also include performance fees, which amounted to approximately 6% of management fees for 2007 compared to 9% for 2006. Performance fees are generated when the performance of managed funds exceeds benchmarks specified in the management agreements, and we experience more volatility with performance fees than with more traditional management fees.

        In light of the above, we estimate, assuming all other factors remain constant, that a 10% increase or decrease in worldwide equity values would result in a corresponding change in our total revenue of approximately 2%. If fixed-income security values were to increase or decrease by 10%, we would anticipate a corresponding change of approximately 1% in our total revenue.

        The following table presents selected equity market indices. Daily averages and the averages of month-end indices demonstrate worldwide equity market valuation changes that impact servicing and management fee revenue, respectively. Year-end indices impact the value of assets under custody and management at those dates. The index names listed in the table and elsewhere in this Management's Discussion and Analysis are service marks of their respective owners.

INDEX

	Daily Averages of Indices			Average of Month-End Indices			Year-End Indices
	2007	2006	Change	2007	2006	Change	2007	2006	Change
S&P 500®	1,477	1,310	13%	1,478	1,318	12%	1,468	1,418	4%
NASDAQ®	2,578	2,263	14	2,588	2,279	14	2,652	2,415	10
MSCI EAFE®	2,212	1,858	19	2,230	1,883	18	2,253	2,074	9

FEE REVENUE

Years ended December 31,	2007	2006	2005	Change 2006-2007
(Dollars in millions)
Servicing fees	$3,388	$2,723	$2,474	24%
Management fees(1)	1,141	943	751	21
Trading services	1,152	862	694	34
Securities finance	681	386	330	76
Processing fees and other	237	272	302	(13)

Total fee revenue	$6,599	$5,186	$4,551	27

(1)
Includes performance fees of $72 million, $84 million and $41 million for 2007, 2006 and 2005, respectively.

        Approximately 61% of the $1.4 billion increase in total fee revenue over 2006 was generated from servicing and management fees.

Servicing Fees

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

        The increase in servicing fees of $665 million from 2006 primarily resulted from the inclusion of $304 million of servicing fee revenue from the acquired Investors Financial business, net new business from existing and new customers, higher average equity market valuations and higher customer transaction volumes. Net new business is defined as new business net of lost business. For 2007, servicing fees generated from customers outside the U.S. were approximately 41% of total servicing fees, down from 44% in 2006. The decrease in the non-U.S. proportion reflected the contribution of servicing fees from the acquired Investors Financial business, which are generated predominantly in the U.S.

        We are the largest provider of mutual fund custody and accounting services in the United States. We distinguish ourselves from other mutual fund service providers by offering customers a broad array of integrated products and services, including accounting, daily pricing and fund administration. We calculate more than 34% of the U.S. mutual fund prices provided to NASDAQ that appear daily in The Wall Street Journal and other publications with an accuracy rate of 99.9%.

        We have a leading position for servicing U.S. tax-exempt assets for corporate and public pension funds. We provide trust and valuation services for more than 4,000 daily-priced portfolios, making us a leader for both monthly and daily valuation services.

        We are a leading service provider outside of the U.S. as well. In Germany, we provide Depotbank services for approximately 16% of retail and institutional fund assets. In the United Kingdom, we provide custody services for 18% of pension fund assets and provide administration services to more than 24% of mutual fund assets. We service approximately 23% of the hedge fund market and more than $650 billion of offshore assets, primarily domiciled in Ireland and Luxembourg. We have more than $1 trillion in assets under administration in the Asia/Pacific region, and are the largest non-domestic trust bank in Japan.

        At year-end 2007, our total assets under custody were $15.30 trillion, compared to $11.85 trillion a year earlier. The value of assets under custody is a broad measure of the relative size of various markets served. Changes in the value of assets under custody do not necessarily result in proportional changes in revenue. Assets under custody consisted of the following at December 31:

ASSETS UNDER CUSTODY

As of December 31,	2007	2006	2005	2004	2003	2006-2007 AGR	2003-2007 CAGR
(Dollars in billions)
Mutual funds	$4,803	$3,738	$3,442	$3,088	$3,094	28%	12%
Collective funds	3,199	1,665	1,001	911	1,153	92	29
Pension products	3,960	3,713	3,358	3,254	3,026	7	7
Insurance and other products	3,337	2,738	2,320	2,244	2,097	22	12

Total	$15,299	$11,854	$10,121	$9,497	$9,370	29	13

FINANCIAL INSTRUMENT MIX OF ASSETS UNDER CUSTODY

As of December 31,	2007	2006	2005
(In billions)
Equities	$8,653	$5,821	$4,814
Fixed-income	4,087	4,035	3,797
Short-term and other investments	2,559	1,998	1,510

Total	$15,299	$11,854	$10,121

GEOGRAPHIC MIX OF ASSETS UNDER CUSTODY(1)

As of December 31,	2007	2006	2005
(In billions)
United States	$11,792	$8,962	$7,773
Other Americas	698	607	508
Europe/Middle East/Africa	2,163	1,815	1,454
Asia/Pacific	646	470	386

Total	$15,299	$11,854	$10,121

(1)
Geographic mix is based on the location where the assets are serviced.

Management Fees

        We provide a broad range of investment management strategies, specialized investment management advisory services and other financial services for corporations, public funds, and other sophisticated investors. These services are offered through SSgA. Based upon assets under management, SSgA is the largest manager of institutional assets worldwide, the largest manager of assets for tax-exempt organizations (primarily pension plans) in the United States, and the third largest investment manager overall in the world. SSgA offers a broad array of investment management strategies, including passive and active, such as enhanced indexing and hedge fund strategies, using quantitative and fundamental methods for both U.S. and global equities and fixed income securities. SSgA also offers exchange traded funds, or "ETFs," such as the SPDR® Dividend ETFs.

        The $198 million increase in management fees from 2006 primarily resulted from net new business and higher equity market valuations. Performance fees decreased from $84 million in 2006 to $72 million in 2007. Management fees generated from customers outside the United States were approximately 41% of total management fees, up from 32% for 2006.

        At year-end 2007, assets under management were $1.98 trillion, compared to $1.75 trillion at year-end 2006. While certain management fees are directly determined by the value of assets under management and the investment strategy employed, management fees reflect other factors as well, including our relationship pricing for customers who use multiple services, and the benchmarks specified in the respective management agreements related to performance fees. Accordingly, no direct correlation necessarily exists between the value of assets under management, market indices and management fee revenue. Assets under management consisted of the following at December 31:

ASSETS UNDER MANAGEMENT

As of December 31,	2007	2006	2005	2004	2003	2006-2007 AGR	2003-2007 CAGR
(Dollars in billions)
Equities:
Passive	$803	$691	$625	$600	$519	16%	12%
Active and other	206	181	147	122	81	14	26
Company stock/ESOP	79	85	76	77	76	(7)	1

Total equities	1,088	957	848	799	676	14	13
Fixed-income:
Passive	216	180	128	106	81	20	28
Active	43	34	28	35	10	26	44
Cash and money market	632	578	437	414	339	9	17

Total fixed-income and cash	891	792	593	555	430	13	20

Total	$1,979	$1,749	$1,441	$1,354	$1,106	13	16

GEOGRAPHIC MIX OF ASSETS UNDER MANAGEMENT(1)

As of December 31,	2007	2006	2005
(In billions)
United States	$1,353	$1,202	$1,023
Other Americas	36	30	24
Europe/Middle East/Africa	427	384	275
Asia/Pacific	163	133	119

Total	$1,979	$1,749	$1,441

(1)
Geographic mix is based on the location where the assets are managed.

        The following table presents a roll-forward of assets under management for the three years ended December 31, 2007:

ASSETS UNDER MANAGEMENT

Years Ended December 31,	2007	2006	2005
(In billions)
Balance at beginning of year	$1,749	$1,441	$1,354
Net new business	116	86	36
Market appreciation	114	222	51

Balance at end of year	$1,979	$1,749	$1,441

Trading Services

        Trading services revenue includes revenue from foreign exchange trading and brokerage and other trading services. We offer a complete range of foreign exchange services under an account model that focuses on the global requirements of our customers to execute trades and receive market insights in any time zone. In March 2007, we acquired Currenex's electronic foreign exchange trading platform. The Currenex business serves hedge funds, banks and other commercial enterprises in the active-trading segment of the foreign exchange market. We have exclusive ownership of FX Connect®, the world's first foreign exchange trading platform, and we provide quantitatively-based research into investor behavior, as well as consultative services that use quantitative tools designed to optimize our customers' returns. Foreign exchange trading revenue is influenced by three principal factors: the volume and type of customer foreign exchange transactions; currency volatility; and the management of currency market risks.

        For 2007, foreign exchange trading revenue increased 31%, to $802 million from $611 million in 2006, and benefited from the disruption in the global securities markets that occurred in the second half of the year. The increase was mainly driven by a 39% increase in customer volumes, but also was the result of the inclusion of $43 million of foreign exchange revenue from the acquired Investors Financial business. These increases were partly offset by an unfavorable transaction mix influenced by lower margin transactions and a 5% decline in currency volatility.

        We also offer a range of brokerage and other trading products tailored specifically to meet the needs of the global pension community, including transition management, commission recapture and self-directed brokerage. These products are differentiated by our position as an agent of the institutional investor. Brokerage and other trading fees were $350 million in 2007, up 39% compared to 2006. The increase was attributable to the contribution of revenue from the acquired Currenex business and an increase in revenue from transition management.

Securities Finance

        Securities finance provides liquidity to the financial markets and an effective means for customers to earn revenue on their existing portfolios. By acting as a lending agent and coordinating loans between lenders and borrowers, we lend securities and provide liquidity to customers around the world. Borrowers provide collateral in the form of cash or securities to State Street in return for loaned securities. For cash collateral, we pay a usage fee to the provider of the cash collateral, and invest the cash collateral in certain investment vehicles. The spread between the yield on the investment vehicle and the usage fee paid to the provider of the collateral is split between the lender of the securities and State Street as agent. For non-cash collateral, the borrower pays a fee for the loaned securities, and the fee is split between the lender of the securities and State Street.

        Securities finance revenue is principally a function of the volume of securities loaned and the interest-rate spreads earned on the collateral. For 2007, securities finance revenue increased 76% from a year earlier, as loan volumes increased 30%, with this volume resulting from both new customer demand and increased demand from existing customers. Consolidated spread also increased, primarily in the domestic and non-U.S. equity portfolios and the corporate bond and fixed-income portfolios. Spreads benefited from reductions in federal funds rates during 2007, as well as from the above-mentioned market disruption.

Processing Fees and Other

        Processing fees and other revenue includes diverse types of fees and other revenue, including fees from our structured products business, fees from software licensing and maintenance, profits and losses from unconsolidated subsidiaries, gains and losses on sales of leased equipment and other assets, and amortization of investments in tax-advantaged financings. Processing fees and other revenue decreased 13% from 2006, with an additional $32 million of revenue from the acquired Investors Financial business and improved joint venture performance more than offset by reduced revenue from the structured products business, primarily from the asset-backed commercial paper program, and the absence of revenue from our tax-exempt investment program. The absence of revenue from the tax-exempt investment program resulted from the impact of the consolidation of the program onto our balance sheet on September 30, 2006. As a result of this consolidation, revenue from the program, previously recorded in processing fees and other, is now recorded in net interest revenue.

NET INTEREST REVENUE

Years ended December 31,	2007			2006			2005
	Average Balance	Interest Revenue/ Expense	Rate	Average Balance	Interest Revenue/ Expense	Rate	Average Balance	Interest Revenue/ Expense	Rate
(Dollars in millions; fully taxable-equivalent basis)
Federal funds sold and securities purchased under resale agreements	$14,402	$756	5.25%	$12,820	$663	5.17%	$12,890	$412	3.20%
Investment securities	70,990	3,649	5.14	61,579	2,956	4.80	51,153	1,817	3.55
Loans and leases	10,753	394	3.67	7,670	288	3.75	6,013	193	3.21
Other	8,405	471	5.60	10,596	462	4.36	17,730	550	3.10

Total interest-earning assets	$104,550	$5,270	5.04	$92,665	$4,369	4.72	$87,786	$2,972	3.39

Deposits	$68,220	$2,298	3.37%	$55,635	$1,891	3.40%	$49,703	$1,132	2.28%
Short-term borrowings	22,024	959	4.36	25,699	1,145	4.46	26,708	753	2.82
Long-term debt	3,402	225	6.62	2,621	178	6.77	2,461	138	5.63

Total interest-bearing liabilities	$93,646	$3,482	3.72	$83,955	$3,214	3.83	$78,872	$2,023	2.57

Interest-rate spread			1.32%			.89%			.82%
Net interest revenue - fully taxable-equivalent basis(1)		$1,788			$1,155			$949

Net interest margin - fully taxable-equivalent basis			1.71%			1.25%			1.08%
Net interest revenue —
GAAP basis		$1,730			$1,110			$907

(1)
Amounts include fully taxable-equivalent adjustments of $58 million for 2007, $45 million for 2006 and $42 million for 2005.

        Net interest revenue is defined as the total of interest revenue on interest-earning assets less interest expense on interest-bearing liabilities. Interest-earning assets, which consist of investment securities, loans and leases and money market assets, are financed primarily by customer deposits and short-term borrowings. Additional detail about the components of interest revenue and interest expense is in note 16 of the Notes to Consolidated Financial Statements included in this Form 10-K under Item 8.

        On a fully taxable-equivalent basis, net interest revenue increased 55% (56% on a GAAP basis) compared to 2006, and net interest margin increased to 1.71% from 1.25%. This growth was the result of several favorable trends. First, transaction deposit volume, particularly with respect to non-U.S. deposits, increased 28%, and spread increased 29%. Volume increases resulted from net new business in non-U.S. assets under custody, as we continue to grow our servicing business internationally, and spreads increased because deposit rates lagged rate increases by foreign central banks during 2006 and 2007. Second, the acquired Investors Financial business added interest-earning assets and related net interest revenue. Third, as fixed-rate investment securities matured, they were replaced by higher yielding investments.

        Net interest margin represents the relationship between net interest revenue and average interest-earning assets. Changes in the components of interest-earning assets, as well as interest-bearing liabilities, are discussed in more detail below.

        Average federal funds sold and securities purchased under resale agreements increased 12.3% or $1.58 billion, from $12.82 billion in 2006 to $14.40 billion for 2007. The increase was primarily the result of excess liquidity.

        Our average investment securities portfolio increased from approximately $61.58 billion to approximately $70.99 billion, primarily due to the acquisition of investment securities of Investors Financial and increases in our tax-exempt securities portfolio. The investment portfolio now includes a higher percentage of collateralized mortgage obligations and mortgage- and asset- backed securities compared to a year earlier. These increases did not adversely affect overall risk, as we continued to invest conservatively in "AA" and "AAA" rated securities. Securities rated "AA" and "AAA" comprised approximately 95% of the investment securities portfolio, with approximately 89% "AAA" rated, at December 31, 2007.

        Loans and leases averaged $10.75 billion, up 40% from $7.67 billion in 2006. The increase was related to higher levels of customer overdraft activity. Approximately 70% of the loans and leases portfolio is composed of U.S. and non-U.S. short-duration advances, primarily related to the processing of custodied customer investments, which averaged approximately $7.53 billion for 2007, up from $5.21 billion in 2006.

        The $12.59 billion increase in average interest-bearing deposits from 2006 was mainly due to the acquisition of Investors Financial and an increase in low cost customer deposits, primarily non-U.S. deposits. This deposit growth funded the $11.89 billion increase in average interest-earning assets.

        Average short-term borrowings decreased primarily due to the liquidity provided by the increase in customer deposits, and long-term debt increased due to debt issuances associated with the Investors Financial acquisition.

        Several factors could affect future levels of net interest revenue and margin, including the Federal Reserve's ongoing actions to manage short-term interest rates, the level and pace of changes in non-U.S. interest rates, particularly as a result of actions of the European Central Bank and the Bank of England, the mix of customer liabilities, and the shapes of the various yield curves around the world.

Gains (Losses) on Sales of Available-for-Sale Securities, Net

        Our management of the investment securities portfolio has many objectives, the foremost of which are to provide liquidity and to serve as a source of collateral for customer activities. These objectives may entail strategic sales of specific securities as market conditions warrant. We recorded net gains of $7 million on sales of available-for-sale securities for 2007, compared to net gains of $15 million for 2006. At December 31, 2007, approximately 94% of the investment securities portfolio, or $70.33 billion, was classified as available for sale. Additional information about available-for-sale securities, and the gross gains and losses that comprise the net gains, is in note 3 of the Notes to Consolidated Financial Statements included in this Form 10-K under Item 8.

OPERATING EXPENSES

Years Ended December 31,	2007	2006	2005	Change 2006—2007
(Dollars in millions)
Salaries and employee benefits	$3,256	$2,652	$2,231	23%
Information systems and communications	546	501	486	9
Transaction processing services	619	496	449	25
Occupancy	408	373	391	9
Provision for legal exposure	600	—	—	—
Merger and integration costs	198	—	—	—
Other	806	518	484	56

Total operating expenses	$6,433	$4,540	$4,041	42

Number of employees at year-end	27,110	21,700	20,965

        The 23% increase in salaries and employee benefits from 2006 was driven primarily by the inclusion of approximately $180 million of salaries and benefits expense of the acquired Investors Financial business and salaries and benefits expense of the acquired Currenex business, higher incentive compensation costs due to improved performance which were offset by the reduction of incentive compensation recorded as part of the net pre-tax charge related to SSgA discussed later in this section, and the impact of higher staffing levels. Staffing levels increased to support growth in our Investment Servicing business, particularly in Europe, and in our Investment Management business, as well as in information technology and risk management.

        The increase in information systems and communications expense included approximately $21 million from the acquired Investors Financial business, as well as increased spending internationally to support growth.

        Transaction processing services expenses are volume-related, and include equity trading services and fees related to securities settlement, sub-custodian fees and external contract services. The 25% increase included approximately $39 million from the acquired Investors Financial business, specifically sub-custody costs, higher transaction volumes, and external contract services, primarily in Europe.

        Occupancy expense was up 9% from 2006, primarily due to additional leased space acquired as part of the Investors Financial acquisition, as well as higher occupancy costs in support of growth in Europe.

        During the fourth quarter of 2007, we recorded a net pre-tax charge of $467 million in connection with the establishment of a reserve to address litigation exposure and other costs associated with certain active fixed-income strategies managed by SSgA and customer concerns as to whether the execution of these strategies was consistent with customers' investment intent. The net charge had the following components—a provision for legal exposure of $625 million offset by $25 million of insurance coverage; a $156 million reduction of salaries and benefits expense related to reduced incentive compensation primarily associated with SSgA, offset by $15 million of severance costs; and $8 million of other expenses related to professional fees. More information about this litigation exposure is included in note 10 of the Notes to Consolidated Financial Statements included in this Form 10-K under Item 8.

        During the second half of 2007, in connection with the Investors Financial acquisition, we recorded merger and integration costs of $198 million. These costs consisted only of direct and incremental costs to integrate the acquired Investors Financial business into our operations, and did not include on-going expenses of the combined organization. The costs included a non-cash charge of approximately $91 million resulting from the termination of an operating lease related to one of our office buildings in Boston. This termination was completed in connection with an overall evaluation of our requirements for office space as a result of the acquisition.

        The merger and integration costs also included $42 million associated with employee retention and other compensation, and $22 million associated with the integration of the acquired Investors Financial business's accounting and management systems. In addition, subsequent to the completion of the acquisition, we redeemed an aggregate of $500 million of unsecured junior subordinated debentures issued by the parent company to two of our statutory business trusts, composed of $200 million of 7.94% debentures issued in 1996 and $300 million of 8.035% debentures issued in 1997. We paid the trusts the outstanding amount on the debentures plus accrued interest and an aggregate redemption premium of approximately $20 million, which was included in the merger and integration costs.

        The 56% increase in other expenses from 2006 primarily resulted from the acquired Investors Financial business, increases in professional services, securities processing costs, higher sales promotion costs and increased amortization of intangibles that resulted from the acquisitions of Investors Financial and Currenex.

Income Taxes

        Income tax expense totaled $642 million for 2007, compared to $675 million from continuing operations a year ago. The decrease was primarily the result of the absence of the impact of federal tax legislation that increased income tax expense for 2006. The overall effective tax rate for 2007 was 33.7%, compared to 38.1% for 2006. Additional information about income tax expense is in note 20 of the Notes to Consolidated Financial Statements included in this Form 10-K under Item 8.

        The 2006 income tax expense from discontinued operations of $6 million was related to $16 million of income associated with the finalization of certain costs recorded in connection with our divestiture of Bel Air, which was completed during 2006.

        Information about income tax contingencies related to our leveraged lease portfolio is in note 10 of the Notes to Consolidated Financial Statements included in this Form 10-K under Item 8.

LINE OF BUSINESS INFORMATION

        We report two lines of business: Investment Servicing and Investment Management. Given our services and management organization, the results of operations for these lines of business are not necessarily comparable with those of other companies, including companies in the financial services industry. Information about revenue, expense and capital allocation methodologies is in note 22 of the Notes to Consolidated Financial Statements included in this Form 10-K under Item 8.

        The following is a summary of line of business results. Results presented exclude the income (loss) from discontinued operations related to our divestiture of Bel Air. The amount presented in the "Other/One-Time" column for 2007 represents merger and integration costs recorded in connection with our acquisition of Investors Financial. The amount presented in the same column for 2005 represents additional gain from our sale of the Private Asset Management business. The amount presented in the net charge line items are associated with the underperformance of certain active fixed-income strategies managed by SSgA.

	Investment Servicing			Investment Management			Other/One-Time			Total
Years ended December 31,	2007	2006	2005	2007	2006	2005	2007	2006	2005	2007	2006	2005
(Dollars in millions, except where otherwise noted)
Fee revenue:
Servicing fees	$3,388	$2,723	$2,474							$3,388	$2,723	$2,474
Management fees	—	—	—	$1,141	$943	$751				1,141	943	751
Trading services	1,152	862	694	—	—	—				1,152	862	694
Securities finance	518	292	260	163	94	70				681	386	330
Processing fees and other	162	208	221	75	64	81				237	272	302

Total fee revenue	5,220	4,085	3,649	1,379	1,101	902				6,599	5,186	4,551
Net interest revenue	1,573	986	826	157	124	81				1,730	1,110	907
Provision for loan losses	—	—	—	—	—	—				—	—	—

Net interest revenue after provision for loan losses	1,573	986	826	157	124	81				1,730	1,110	907
Gains (Losses) on sales of available-for-sale investment securities, net	7	15	(1)	—	—	—				7	15	(1)
Gain on sale of divested business	—	—	—	—	—	—			$16	—	—	16

Total revenue	6,800	5,086	4,474	1,536	1,225	983			16	8,336	6,311	5,473
Operating expenses	4,787	3,742	3,363	981	798	678				5,768	4,540	4,041
Net charge:
Provision for legal exposure	—	—	—	600	—	—				600	—	—
Reduction of incentive compensation	(47)	—	—	(109)	—	—				(156)	—	—
Severance and professional fees	—	—	—	23	—	—				23	—	—

Total net charge	(47)	—	—	514	—	—				467	—	—
Merger and integration costs	—	—	—	—	—	—	$198			198	—	—

Total operating expenses	4,740	3,742	3,363	1,495	798	678	198		—	6,433	4,540	4,041

Income from continuing operations before income taxes	$2,060	$1,344	$1,111	$41	$427	$305	$(198)		$16	$1,903	$1,771	$1,432

Pre-tax margin	30%	26%	25%	3%	35%	31%
Average assets (in billions)	$120.0	$103.4	$96.9	$3.5	$3.0	$2.9				$123.5	$106.4	$99.8

Investment Servicing

        The 34% increase in total revenue from 2006 was primarily driven by increases in servicing fees and trading services and securities finance revenue, as well as a 60% increase in net interest revenue, slightly offset by a decline in processing fees and other revenue.

        Servicing fees increased from 2006 primarily due to the contribution of fees from the acquired Investors Financial business, increases in net new business from existing and new customers, higher equity valuations and higher customer transaction volumes. The increase in trading services revenue reflected a higher dollar volume of foreign exchange trades for customers and a higher volume of fixed-income transition management business. Securities finance revenue increased as a result of higher lending volumes and increased spreads. Processing fees and other revenue declined from 2006, primarily as a result of declines in revenue associated with the commercial paper conduits and our tax-exempt investment program, the latter of which was consolidated onto our balance sheet in 2006. Revenue from this program is now recorded in net interest revenue.

        Servicing fees, trading services revenue and net gains (losses) on sales of available-for-sale securities for our Investment Servicing business line are identical to the respective consolidated results. Refer to the "Servicing Fees," "Trading Services" and "Gains (Losses) on Sales of Available-For-Sale Securities, Net" captions in the "Total Revenue" section of this Management's Discussion and Analysis for a more in-depth discussion. A discussion of processing fees and other revenue is provided under the caption "Processing Fees and Other" in the "Total Revenue" section.

        Net interest revenue increased 60% from 2006 due to an increase in average interest-earning assets, including those from the acquired Investors Financial business, as well as higher yields on our investment securities portfolio A portion of net interest revenue is recorded in the Investment Management business line based on the volume of customer liabilities attributable to that business.

        Operating expenses increased from 2006, driven primarily by the inclusion of the operating expenses of the acquired Investors Financial business and Currenex, as well as higher incentive compensation costs due to improved performance and the impact of higher staffing levels. Staffing levels increased to support growth in business, particularly in Europe. Transaction processing costs increased due to a higher volume of sub-custodian fees, particularly from the acquired Investors Financial business. Other expenses increased as a result of the inclusion of expenses of the acquired Investors Financial business, increases in professional services, securities processing costs and increased amortization of intangibles that resulted from the Investors Financial and Currenex acquisitions.

Investment Management

        Total revenue for 2007 increased 25% from 2006. Management fees for the Investment Management business line, which were up 21%, are identical to the respective consolidated results. Refer to the "Management Fees" caption in the "Total Revenue" section of this Management's Discussion and Analysis for a more in-depth discussion. Securities finance revenue for 2007 was up 73% from 2006, reflecting higher lending volumes and increased spreads. Net interest revenue improved due to higher volumes of customer liabilities, primarily resulting from the growth of our non-U.S. operations, as well as a more favorable mix of deposits.

        Operating expenses of $981 million, which do not include the net pre-tax charge allocated to Investment Management of $514 million, increased 23% from $798 million in 2006, primarily due to the cost of increases in staffing levels to support growth in business, and related increases in information systems and communications expenses. The net pre-tax charge was recorded in connection with the establishment of a reserve to address legal exposure and other costs associated with the under-performance of certain active fixed-income strategies managed by SSgA and customer concerns as to whether the execution of these strategies was consistent with the customers' investment intent. The net charge had the following components—a provision for legal exposure of $625 million offset by $25 million of insurance coverage; a $109 million reduction of salaries and benefits expense related to reduced incentive compensation offset by $15 million of severance costs; and $8 million of other expenses related to professional fees. More information about this charge is included in the "Consolidated Results of Operations—Operating Expenses" section of this Management's Discussion and Analysis.

        The pre-tax margin for Investment Management, which is the percentage of the business line's pre-tax income to its total revenue, was 3% for 2007 compared to 35% for 2006 and 31% for 2005. The significant decrease in margin was the result of the net charge described above. Without the net charge, Investment Management's pre-tax income would have been $555 million ($41 million plus $514 million), and its pre-tax margin would have been 36% for 2007.

        During the second half of 2007, the global markets for fixed-income securities, particularly the markets for financial instruments collateralized by sub-prime mortgages, experienced significant disruption. This disruption affected the liquidity and pricing of securities traded in these markets, as well as the returns of, and levels of redemptions in, investment vehicles investing in those instruments. Additional information about the impact of these market conditions on the asset-backed commercial paper conduits administered by State Street is provided in the "Off Balance Sheet Arrangements" section of this Management's Discussion and Analysis and in the Risk Factors section included under Item 1A of this Form 10-K.

        As of December 31, 2007, global fixed-income assets under management totaled approximately $259 billion, an increase of approximately $45 billion compared to $214 billion at December 31, 2006, with approximately $43 billion under active management. This amount included approximately $6.1 billion of SSgA customer assets which were invested in strategies that were adversely affected by a combination of holdings in financial instruments collateralized by sub-prime mortgages, illiquidity in the fixed-income markets generally, and customer redemptions. These strategies included approximately $2.2 billion of institutional customer investments in non-registered pooled investment funds; approximately $2.1 billion of unit investments by other SSgA investment funds in the same non-registered pooled investment funds; approximately $1.6 billion of institutional customer investments in separately-managed customer accounts; and approximately $0.2 billion of customer investments in mutual funds.

        Information about recent proceedings, legal exposure and related costs and other similar matters associated with SSgA's active fixed-income strategies, including the establishment of a reserve of approximately $625 million, is included in "Risk Factors—Litigation Risks" included under Item 1A; the "Consolidated Results of Operations—Operating Expenses" section of this Management's Discussion and Analysis; and note 10 of the Notes to Consolidated Financial Statements included under Item 8 of this Form 10-K.

COMPARISON OF 2006 AND 2005

OVERVIEW OF CONSOLIDATED RESULTS OF OPERATIONS

Years ended December 31,	2006	2005	$ Change	% Change
(Dollars in millions, except per share amounts)
Total fee revenue	$5,186	$4,551	$635	14%
Net interest revenue	1,110	907	203	22
Provision for loan losses	—	—	—	—
Gains (Losses) on sales of available-for-sale investment securities, net	15	(1)	16	—
Gain on sale of divested business	—	16	(16)	—

Total revenue	6,311	5,473	838	15
Total operating expenses	4,540	4,041	499	12

Income from continuing operations before income tax expense	1,771	1,432	339	24
Income tax expense from continuing operations	675	487	188	39

Income from continuing operations	1,096	945	151	16
Income (Loss) from discontinued operations	10	(107)	117	—

Net income	$1,106	$838	$268	32

Earnings per share from continuing operations:
Basic	$3.31	$2.86	$.45	16
Diluted	3.26	2.82	.44	16
Earnings per share:
Basic	$3.34	$2.53
Diluted	3.29	2.50
Return on shareholders' equity from continuing operations	16.2%	15.3%
Return on shareholders' equity	16.4%	13.6%

        The income from discontinued operations in 2006 of $10 million, or $.03 per share, resulted from the finalization of legal, selling and other costs recorded in connection with our divestiture of Bel Air. The loss in 2005 of $107 million, or $.32 per share, was the result of our agreement to divest Bel Air.

TOTAL REVENUE

Years ended December 31,	2006	2005	$ Change	% Change
(Dollars in millions)
Fee revenue:
Servicing fees	$2,723	$2,474	$249	10%
Management fees	943	751	192	26
Trading services	862	694	168	24
Securities finance	386	330	56	17
Processing fees and other	272	302	(30)	(10)

Total fee revenue	5,186	4,551	635	14
Net interest revenue:
Interest revenue	4,324	2,930	1,394	48
Interest expense	3,214	2,023	1,191	59

Net interest revenue	1,110	907	203	22
Provision for loan losses	—	—	—	—

Net interest revenue after provision for loan losses	1,110	907	203	22
Gains (Losses) on sales of available-for-sale investment securities, net	15	(1)	16
Gain on sale of Private Asset Management business	—	16	(16)

Total revenue	$6,311	$5,473	$838	15

        The increase in total revenue for 2006 compared to 2005 primarily reflected growth in fee revenue, which mainly reflected growth in servicing and management fees, with almost 70% of the overall growth in fee revenue generated from these two services.

        The increase in servicing fees was the result of new business from existing and new customers, and higher equity market valuations. Our business continued to grow outside the U.S., with approximately 44% of our servicing fees derived from non-U.S. customers, up from 40% in 2005. Assets under custody increased to $11.85 trillion at December 31, 2006, up 17% from $10.12 trillion a year earlier.

        The increase in management fees reflected net new business and higher average month-end equity market valuations. Approximately 32% of management fees were derived from customers outside the U.S. in 2006, up from 30% for 2005. Assets under management increased to $1.75 trillion at December 31, 2006, up $308 billion from $1.44 trillion a year earlier.

        The growth in trading services revenue, which includes foreign exchange trading and brokerage and other trading revenue, reflected an increase in foreign exchange trading revenue of $143 million, primarily due to increased transaction volumes, a favorable transaction mix related to custody foreign exchange services, and an increase in foreign exchange trading profits. Brokerage and other fees increased from $251 million in 2006, up 11% compared to 2005 due to a significant increase in other trading services and trading profits, offset by a slight decrease in brokerage revenue, the result of a decline in commission recapture revenue.

        The increase in securities finance revenue reflected the effect of improved interest rate spreads and a 22% increase in securities lending volumes.

        The decline in processing fees and other revenue reflected a decrease of $30 million in payments made by Deutsche Bank AG in consideration of net interest revenue earned from acquired customer deposits, largely offset by an increase in revenue from our structured products business. The deposits were held by Deutsche Bank until customers and their related deposits were converted to our systems. Net gains on sales of available-for-sale securities of $15 million in 2006 compared to net losses of $1 million in 2005.

        The increase in net interest revenue reflected an increase in the size of our average balance sheet and the impact of investment securities portfolio repositioning and increasing the average size of the portfolio.

OPERATING EXPENSES

Years ended December 31,	2006	2005	$ Change	% Change
(Dollars in millions)
Salaries and employee benefits	$2,652	$2,231	$421	19%
Information systems and communications	501	486	15	3
Transaction processing services	496	449	47	10
Occupancy	373	391	(18)	(5)
Other	518	484	34	7

Total operating expenses	$4,540	$4,041	$499	12

        The increase in operating expenses from 2005 reflected higher expenses for salaries and employee benefits, information systems and communications, transaction processing and other expenses, somewhat offset by a decline in occupancy.

        The increase in salaries and employee benefits was driven by higher incentive compensation costs due to improved performance, the impact of higher staffing levels associated with the growth of the Investment Servicing business in Europe, annual merit increases and planned benefit increases.

        Information systems and communications expense slightly increased due to higher telecommunications costs and third-party software expenditures to support overseas growth.

        Transaction processing services expenses, which in large part are volume-related, include equity trading services and fees related to securities settlement, sub-custodian fees and external contract services. The increase resulted from a higher transaction volumes, as well as expansion of our operations in Europe.

        Occupancy expense decreased primarily due to the absence of the $26 million charge recorded in 2005 related to a long-term sub-lease agreement for space in our headquarters building, offset by a slight increase in energy and other utility costs.

        The increase in other operating expenses was primarily due to increased costs to support growth initiatives, offset by a decline in professional services fees related to information technology and the restructuring of our Global Treasury function, which occurred in 2005.

Income Taxes

        The increase in income tax expense from continuing operations for 2006 compared to 2005 resulted from increased pre-tax earnings, as well as additional income tax expense recorded in 2006 primarily related to federal tax legislation and certain leveraged leases. The effective tax rate for continuing operations for 2006 was 38.1%. Our effective rate for 2005 was 34%. The 2005 income tax benefit from discontinued operations of $58 million was related to the loss of $165 million recorded in connection with our agreement to divest Bel Air in 2005.

SIGNIFICANT ACCOUNTING ESTIMATES

        Our consolidated financial statements are prepared in accordance with GAAP. Our significant accounting policies are described in note 1 of the Notes to Consolidated Financial Statements included in this Form 10-K under Item 8.

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

        Based on the sensitivity of reported financial statement amounts to the underlying policies, estimates and assumptions, the relatively more significant accounting policies applied by State Street have been identified by management as accounting for fair value of financial instruments; accounting for special purpose entities; accounting for goodwill; and accounting for income taxes. These policies require the most subjective or complex judgments, and related estimates and assumptions could be most subject to revision as new information becomes available. An understanding of the judgments, estimates and assumptions underlying these accounting policies is essential in order to understand our reported consolidated financial condition and results of operations.

        The following is a brief discussion of the above-mentioned significant accounting policies. Management of State Street has discussed these significant accounting estimates with the Examining and Audit Committee of our Board of Directors.

Fair Value of Financial Instruments

        We carry certain of our assets and liabilities at fair value in our consolidated financial statements, including trading assets, investment securities available for sale and derivative instruments. At December 31, 2007, approximately $75.43 billion of our assets and approximately $4.57 billion of our liabilities were carried at fair value. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in an arm's length transaction between willing parties, other than in a forced or liquidation sale. The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices and observable market inputs. For a significant amount of our assets and liabilities which are measured at fair value, those fair values are determined based upon quotations provided by independent third-party pricing services or observable market inputs, and as a result there is little or no management judgment involved in determining fair value. Prices provided by independent third-party pricing services are subject to review by management. In developing their quotations, the independent pricing services seek to utilize observable inputs, including trade and market information. However, because many fixed-income securities do not trade regularly, the pricing services' quotations may also be based on proprietary financial models that incorporate available information, such as benchmarking to similar securities, sector groupings or matrix pricing.

        Quotations may not always be available for some securities or in markets where trading activity has slowed or ceased. When quotations are not available, and are not provided by third-party pricing services, management judgment is necessary to determine fair value. In situations involving management judgment, fair value is determined using discounted cash flow analysis or other valuation models, which incorporate available market information, including appropriate benchmarking to similar instruments, analysis of default and recovery rates, estimation of prepayment characteristics and implied volatilities.

        Discounted cash flow analysis is dependent upon estimated future cash flows and the level of interest rates. Expected cash flows are discounted using market interest rates commensurate with the credit quality and duration of the investment. Valuation models use as their basis independently-sourced market inputs including, for example, interest rate yield curves and foreign currency exchange rates. Our valuation process using models considers factors such as credit quality, product structure, third-party enhancements and guarantees. We apply judgment in the application of these factors. Other factors can affect our estimates of fair value, including market dislocations, incorrect model assumptions and unexpected correlations. These valuation methods could expose us to materially different results should the models used or underlying assumptions be inaccurate.

        We determine fair value for trading account assets primarily by using quoted market prices for identical or similar instruments in active markets for those securities. Fair value for investment securities available for sale is determined using quotations from independent third-party pricing services, which generally are based on observable market inputs for identical or similar instruments in active and non-active markets for those securities. We value derivative instruments primarily by using valuation models. These models generally do not involve material subjectivity because the methodologies used do not necessitate significant judgment, and the pricing inputs are observed from actively quoted markets, for instance with over-the-counter interest-rate swap and option contracts, and foreign exchange forward and option contracts.

        Management reviews the fair value of the portfolio at least quarterly, and evaluates individual securities for declines in fair value that may be other than temporary. This review considers factors such as current and expected future interest rates, external credit ratings, dividend payments, the financial health of the issuer and other pertinent information. Other pertinent information includes current developments with respect to the issuer, the length of time the cost basis has exceeded the fair value, the severity of the impairment measured as the ratio of fair value to amortized cost and management's intent and ability to hold the security.

        The review includes all investment securities for which we have issuer specific concerns regardless of quantitative factors. The review considers current economic conditions, adverse situations that might affect our ability to fully collect interest and principal, the timing of future payments, the credit quality and performance of underlying collateral and guarantees and other relevant factors. If declines are deemed other than temporary, an impairment loss is recognized and the amortized cost basis of the investment security is written down to its current fair value, which becomes the new cost basis.

        Additional information about fair values of financial instruments and fair value estimates is included in note 24 of the Notes to Consolidated Financial Statements included under Item 8 of this Form 10-K.

Special Purpose Entities

        In the normal course of business, we utilize three types of special purpose entities, referred to as "SPEs," two of which are not recorded in our consolidated financial statements. Information about the activities of these SPEs, which are used in connection with our tax-exempt investment program, our involvement with managed investment vehicles and our asset-backed commercial paper program, is in notes 10 and 11 of the Notes to Consolidated Financial Statements included in this Form 10-K under Item 8. Additional information about SPEs used in connection with our commercial paper program is provided below.

        In our role as a financial intermediary, we administer four third-party asset-backed commercial paper conduits, which are structured as bankruptcy-remote, limited liability companies, and which are not included in our consolidated financial statements. These conduits purchase a variety of financial assets from third-party financial institutions, and fund these purchases by issuing commercial paper. The financial assets purchased by the conduits are not originated by us, and we do not hold any equity ownership interest in the conduits. Additional information about the conduits and their business activities is in the "Off-Balance Sheet Arrangements" section of this Management's Discussion and Analysis and in note 11 of the Notes to Consolidated Financial Statements included under Item 8 of this Form 10-K.

        Our accounting for the conduits' activities, and our conclusion that we are not required to include each or all of the conduits' assets and liabilities in our consolidated financial statements, is based on our application of the provisions of FASB Interpretation No. 46(R), which governs our accounting for the conduits and which is discussed in more detail in note 11. Expected losses, which we estimate using a financial model as described below, form the basis for our application of the provisions of FIN 46(R). Expected losses, as defined by FIN 46(R), are not economic losses. Instead, expected losses are calculated by comparing projected possible cash flows, which are probability-weighted, with expected cash flows for the risk(s) the entity was designed to create and distribute; they represent the variability in potential cash flows of the entity's designated risks. We believe that credit risk is the predominant risk that is designed to be created and distributed by these entities. There is also a modest amount of basis risk within each conduit. Basis risk arises when commercial paper funding costs move at a different rate than the comparable floating-rate asset benchmark rates (generally LIBOR). This risk is mitigated through the use of derivative instruments, principally basis swaps, which remove this variability from each conduit. Accordingly, basis risk is not a significant assumption in the financial model.

        Any credit losses of the conduits would be absorbed by (1) investors in the subordinated debt, commonly referred to as "first-loss notes," issued by the conduits; (2) State Street; and (3) the holders of the conduits' commercial paper, in order of priority. The investors in the first-loss notes, which are independent third parties, would absorb the first dollar of any credit loss on the conduits' assets. If credit losses exceeded the first-loss notes, we would absorb credit losses through our credit facilities provided to the conduits. The commercial paper holders would absorb credit losses after the first-loss notes and State Street's credit facilities have been exhausted. We have developed a financial model to estimate and allocate each conduit's expected losses. Our model has determined that, as of December 31, 2007, the amount of first-loss notes of each conduit held by the third-party investors causes them to absorb a majority of each conduit's expected losses, as defined by FIN 46(R), and, accordingly, the investors in the first-loss notes are considered to be the primary beneficiary of the conduits. The aggregate amount of first-loss notes issued by the conduits totaled approximately $32 million as of December 31, 2007.

        In order to estimate expected losses as required by FIN 46(R), we estimate possible defaults of the conduits' assets. These expected losses are allocated to the conduits' variable interest holders based on the order in which actual losses would be absorbed, as described above. We use the model to estimate expected losses based on hundreds of thousands of probability-weighted loss scenarios. These simulations incorporate published rating agency data to estimate expected losses due to credit risk. Primary assumptions incorporated into the financial model relative to credit risk variability, such as default probabilities and loss severities, are directly linked to the conduit's underlying assets. These default probabilities and loss severity assumptions vary by asset class and ratings of individual conduit assets. Accordingly, the model's calculation of expected losses is significantly affected by the credit ratings and asset mix of each conduit's assets. These statistics are reviewed by management regularly and more formally on an annual basis. If downgrades and asset mix change significantly, or if defaults occur on the conduits' underlying assets, we may conclude that the current level of first-loss notes is insufficient to absorb a majority of the conduits' expected losses.

        We perform stress tests and sensitivity analyses, with respect to each conduit individually, in order to model potential scenarios that could cause the amount of first-loss notes to be insufficient to absorb the majority of the conduits' expected losses. As part of these analyses, we have identified certain conduit assets that could be more susceptible to credit downgrade because of their underlying credit characteristics. Our scenario testing specifically addresses asset classes that have experienced significant price erosion and/or have little observed market activity. Examples of scenarios that are designed to measure the sensitivity of the sufficiency of the first-loss notes include performing a downgrade of all assets which have underlying monoline insurance provider support, and a downgrade scenario on certain other conduit securities where our analysis of the timing and amount of expected cash flows for selected security default expectations does not re-affirm the security's current external credit rating. These simulations do not include a scenario whereby all positions are simultaneously downgraded, the possibility of which we consider remote. In addition, a scenario could arise where one or more defaults could be so severe that the associated losses would exhaust the conduits' total first-loss notes currently outstanding.

        We believe that the current level of first-loss notes of approximately $32 million as of December 31, 2007 is sufficient to support default scenarios that we believe are more likely, including the stress tests previously described. However, in the future, if the determination and allocation of conduit expected losses by the financial model indicates that the current level of first-loss notes is insufficient to absorb a majority of the conduits' expected losses, we would be required to either (1) issue additional first-loss notes to third parties; (2) change the composition of conduit assets; or (3) take other actions in order to avoid being determined to be the primary beneficiary of the conduits. If we were unable to accomplish any of the above, we would be determined to be the primary beneficiary of the conduits, and would be required to consolidate the conduits' assets and liabilities. For illustrative purposes only, if consolidation of all four of the conduits had been required on December 31, 2007, we would have recognized an extraordinary after-tax loss of approximately $530 million in our consolidated statement of income. In addition, the consolidation of the conduit's assets would have had a direct impact on our leverage capital ratios. The illustrative impact of consolidation of the conduits and the assumptions underlying its calculation are discussed in the "Off-Balance Sheet Arrangements" section of this Management's Discussion and Analysis.

        The conduits do not regularly trade their assets. That is, the design of the conduits is such that conduit assets are purchased with the intent to hold to them to their maturities. Accordingly, changes in the fair values of the conduits' assets do not impact the day-to-day management of the conduits. However, we closely monitor changes in fair values of the conduits' assets to ensure that the default assumptions in our financial model continue to be appropriate. As of December 31, 2007, total assets in the unconsolidated conduits were approximately $28.76 billion, and the pre-tax unrealized loss on those assets was approximately $850 million, or $530 million after-tax. We believe the fair values of the conduits' assets are impacted by a number of factors, including the lack of liquidity of mortgage- and asset-backed securities, supply and demand imbalance in the market, and a risk aversion premium being demanded by investors for certain asset types. We do not believe that the current fair values of some of the conduits' assets are necessarily indicative of a change in marketplace participants' view of the default probabilities for these assets.

Goodwill

        Goodwill is created when the purchase price exceeds the assigned value of net assets of acquired businesses, and represents the value attributable to unidentifiable intangible elements being acquired. Almost all of our goodwill has resulted from business acquisitions of our Investment Servicing line of business. As a result, substantially all of the total goodwill recorded in our consolidated statement of condition was recorded by this business line, with the remainder recorded by Investment Management.

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

        We evaluate impairment using a two-step process. First, we compare the aggregate fair value of the reporting unit to its carrying amount, including goodwill. If the fair value exceeds the carrying amount, no impairment exists. If the carrying amount of the reporting unit exceeds the fair value, then we compare the "implied" fair value of the reporting unit's goodwill with its carrying amount. If the carrying amount of the goodwill exceeds the implied fair value, then goodwill impairment is recognized by writing the goodwill down to the implied fair value. The implied fair value of the goodwill is determined by allocating the fair value of the reporting unit to all of the assets and liabilities of that unit, as if the unit had been acquired in a business combination and the overall fair value of the unit was the purchase price.

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

        Events that may indicate goodwill impairment include significant or adverse changes in the business, economic or political climate; an adverse action or assessment by a regulator; unanticipated competition; and a more-likely-than-not expectation that we will sell or otherwise dispose of a business to which the goodwill relates. Our goodwill impairment testing for 2007 indicated that none of our goodwill was impaired. Goodwill recorded in our consolidated statement of condition at December 31, 2007 totaled approximately $4.57 billion.

        Additional information about goodwill, including information by line of business, is in note 5 of the Notes to Consolidated Financial Statements included under Item 8 of this Form 10-K.

Income Taxes

        Our overall tax position is fundamentally complex, and management judgment is involved in the analysis of income tax assets and liabilities. We are subject to the income tax laws of the U.S., its states and municipalities and those of the foreign jurisdictions in which we operate. These tax laws can be subject to different interpretations by the taxpayer and the taxing authorities.

        In establishing a provision for income tax expense, we must make judgments and interpretations about the application of these inherently complex tax laws. Disputes over interpretations of the tax laws may be adjudicated by the court systems of the various tax jurisdictions or may be settled with the taxing authority upon examination or administrative appeal.

        Management's determination of the likelihood that deferred tax assets can be realized is subjective and involves estimates and assumptions about matters that are inherently uncertain. The realization of deferred tax assets arises from future taxable income, including foreign-source income, and the achievement of tax planning strategies. Underlying estimates and assumptions can change over time, influencing our overall tax positions, as a result of unanticipated events or circumstances.

        Management continually monitors and evaluates the worldwide impact of tax legislation, decisions, rulings and other current developments on the estimates and assumptions underlying our calculations of current and deferred taxes and our analysis of the expected realization of deferred tax assets. Additional information about income taxes is in notes 10 and 20 of the Notes to Consolidated Financial Statements included under Item 8 of this Form 10-K.

FINANCIAL CONDITION

Years ended December 31,	2007 Average Balance	2006 Average Balance
(In millions)
Assets:
Interest-bearing deposits with banks	$7,433	$9,621
Securities purchased under resale agreements	12,466	12,543
Federal funds sold	1,936	277
Trading account assets	972	975
Investment securities	70,990	61,579
Loans	10,753	7,670

Total interest-earning assets	104,550	92,665
Cash and due from banks	3,272	2,977
Other assets	15,660	10,802

Total assets	$123,482	$106,444

Liabilities and shareholders' equity:
Interest-bearing deposits:
U.S.	$7,557	$2,453
Non-U.S.	60,663	53,182

Total interest-bearing deposits	68,220	55,635
Securities sold under repurchase agreements	16,132	20,883
Federal funds purchased	1,667	2,777
Other short-term borrowings	4,225	2,039
Long-term debt	3,402	2,621

Total interest-bearing liabilities	93,646	83,955
Noninterest-bearing deposits	10,640	8,274
Other liabilities	9,769	7,471
Shareholders' equity	9,427	6,744

Total liabilities and shareholders' equity	$123,482	$106,444

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

        Our customers' needs and our operating objectives determine the volume, mix and currency denomination of our consolidated balance sheet. Deposits and other liabilities generated by customer activities are invested in assets that generally match the liquidity and interest-rate characteristics of the liabilities. As a result, our assets consist primarily of high-quality, marketable securities held in our available-for-sale or held-to-maturity investment securities portfolio and short-term money-market instruments, such as interest-bearing deposits, federal funds sold and securities purchased under resale agreements. The actual mix of assets is determined by the characteristics of the customer liabilities and our desire to maintain a well-diversified portfolio of high-quality assets. Managing our consolidated balance sheet structure is a disciplined process conducted within specific Board-approved policies for interest-rate risk, credit risk and liquidity.

        For 2007, the growth in average interest-bearing liabilities of $9.7 billion was primarily composed of a $12.6 billion increase in customer deposits, $7.5 billion of which were foreign, offset by a decline in repurchase agreements of $4.8 billion. These changes are representative of the higher levels of customer activity outside the U.S. Average interest-earning assets in 2007 increased $11.9 billion from 2006, consistent with the increased level of customer liabilities. Additional information about our average balance sheet, primarily interest-earning assets and interest-bearing liabilities, is included in the "Consolidated Results of Operations—Net Interest Revenue" section of this Management's Discussion and Analysis.

Investment Securities

        The carrying values of investment securities were as follows as of December 31:

(In millions)	2007	2006	2005
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$8,181	$7,612	$10,214
Mortgage-backed securities	14,585	11,454	11,138
Asset-backed securities	25,069	25,634	23,842
Collateralized mortgage obligations	11,892	8,476	5,527
State and political subdivisions	5,813	3,749	1,868
Other debt investments	4,041	3,027	1,695
Money-market mutual funds	243	201	232
Other equity securities	502	292	463

Total	$70,326	$60,445	$54,979

Held to maturity:
U.S. Treasury and federal agencies:
Direct obligations	$757	$846	$1,657
Mortgage-backed securities	940	1,084	925
Collateralized mortgage obligations	2,190	2,357	2,086
Other investments	346	260	223

Total	$4,233	$4,547	$4,891

        We consider a well-diversified, high-credit quality investment securities portfolio to be an important element in the management of our consolidated balance sheet. The portfolio continues to be concentrated in securities with high credit quality, with approximately 95% of the carrying value of the portfolio "AAA" or "AA" rated. The percentages of the carrying value of the investment securities portfolio by external credit rating were as follows as of December 31:

	2007	2006
AAA(1)	89%	88%
AA	6	6
A	3	4
BBB	1	1
Non-rated	1	1

	100%	100%

(1)
Includes U.S. Treasury securities.

        The investment securities portfolio is also diversified with respect to asset class. The majority of the portfolio is in high-grade mortgage-backed and asset-backed securities. The largely floating-rate asset-backed portfolio consists of home-equity loan, credit card, auto- and student-loan securities. Mortgage-backed securities are split between securities of Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and large-issuer collateralized mortgage obligations. As of December 31, 2007, the asset-backed securities in the portfolio included $6.2 billion collateralized by sub-prime mortgages. Of this total, 71% were AAA rated and 29% were AA rated.

        We had $1.105 billion of net pre-tax unrealized losses on available-for-sale investment securities at December 31, 2007, or $678 million after-tax. Net pre-tax unrealized losses on available-for-sale securities at December 31, 2006 were $378 million, or $227 million after tax. Management considers the aggregate decline in fair value and the resulting net unrealized losses to be temporary and not the result of any material changes in the credit characteristics of the investment securities portfolio. Management has the ability and the intent to hold the securities until recovery in market value.

        We intend to continue managing our investment securities portfolio to align with interest-rate and duration characteristics of our customer liabilities and in the context of our overall balance sheet structure, which is maintained within internally approved risk limits, and in consideration of the global interest-rate environment. Even with material changes in unrealized losses on available-for-sale securities, we may not experience material changes in our interest-rate risk profile, or experience a material impact on our net interest revenue. Additional information about these and other unrealized losses is in notes 3 and 12 of the Notes to Consolidated Financial Statements included in this Form 10-K under Item 8.

        The carrying amounts, by contractual maturity, of debt securities available for sale and held to maturity, and the related weighted-average contractual yields, were as follows as of December 31, 2007:

	Under 1 Year		1 to 5 Years		6 to 10 Years		Over 10 Years
(Dollars in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale(2):
U.S. Treasury and federal agencies:
Direct obligations	$5,683	4.43%	$1,072	3.91%	$520	6.27%	$906	7.63%
Mortgage-backed securities	116	4.16	1,384	4.31	4,152	4.90	8,933	5.18
Asset-backed securities	1,304	4.68	11,321	5.13	8,223	5.21	4,221	5.21
Collateralized mortgage obligations	170	4.90	3,156	5.07	3,617	5.48	4,949	5.45
State and political subdivisions(1)	370	5.94	1,997	5.74	1,644	5.60	1,802	5.41
Other investments	1,686	6.46	1,405	5.48	906	5.33	44	5.61

Total	$9,329		$20,335		$19,062		$20,855

Held to maturity(2):
U.S. Treasury and federal agencies:
Direct obligations	$256	3.89%	$501	4.38%
Mortgage-backed securities	—	—	30	3.95	$329	4.85%	$581	5.35%
Collateralized mortgage obligations	—	—	725	4.94	970	5.03	495	5.03
Other investments	163	1.99	119	5.81	61	6.02	3	7.16

Total	$419		$1,375		$1,360		$1,079

(1)
Yields have been calculated on a fully taxable-equivalent basis, using applicable federal and state income tax rates.

(2)
The maturities of mortgage-backed securities, asset-backed securities and collateralized mortgage obligations are based upon expected principal payments.

Loans and Lease Financing

        U.S. and non-U.S. loans and lease financing as of December 31, and average loans and lease financing, were as follows for the years ended December 31:

(In millions)	2007	2006	2005	2004	2003
U.S.:
Commercial and financial	$9,402	$3,480	$2,298	$1,826	$2,344
Lease financing	396	415	404	373	395

Total U.S.	9,798	3,895	2,702	2,199	2,739
Non-U.S.:
Commercial and financial	4,420	3,137	1,854	526	424
Lease financing	1,584	1,914	1,926	1,904	1,858

Total non-U.S.	6,004	5,051	3,780	2,430	2,282

Total loans	$15,802	$8,946	$6,482	$4,629	$5,021

Average loans and lease financing	$10,753	$7,670	$6,013	$5,689	$5,568

        At December 31, 2007, approximately 11% of our consolidated total assets consisted of loans and lease financing. The aggregate increase in loans from 2006 reflected an increase in overdrafts, which result primarily from securities settlement activities of our customers. Overdrafts included in loans were $11.65 billion and $5.69 billion at December 31, 2007 and December 31, 2006, respectively. Average overdrafts were approximately $7.53 billion and $5.21 billion for the years ended December 31, 2007 and 2006, respectively. These balances do not represent significant credit risk because of their short-term nature, which is generally overnight, the lack of significant concentration, and their occurrence in the normal course of the cash and securities settlement process.

        As of December 31, 2007 and 2006, unearned income included in lease financing was $1.29 billion and $1.01 billion for non-U.S. leases, respectively, and $212 million and $129 million for U.S. leases, respectively.

        Maturities for loan and lease financing categories were as follows as of December 31, 2007:

	YEARS
(In millions)	Total	Under 1	1 to 5	Over 5
U.S.:
Commercial and financial	$9,402	$9,372	$10	$20
Lease financing	396	8	—	388

Total U.S.	9,798	9,380	10	408
Non-U.S.:
Commercial and financial	4,420	4,419	1	—
Lease financing	1,584	—	53	1,531

Total non-U.S.	6,004	4,419	54	1,531

Total	$15,802	$13,799	$64	$1,939

        The following table presents the classification of loans and leases due after one year according to sensitivity to changes in interest rates as of December 31, 2007:

(In millions)
Loans and leases with predetermined interest rates	$1,973
Loans and leases with floating or adjustable interest rates	30

Total	$2,003

Cross-Border Outstandings

        Cross-border outstandings, as defined by bank regulatory rules, are amounts payable to State Street by residents of foreign countries, regardless of the currency in which the claim is denominated, and local country claims in excess of local country obligations. These cross-border outstandings consist primarily of deposits with banks, loans and lease financing and investment securities.

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

        Cross-border outstandings to countries in which we do business which amounted to at least 1% of our consolidated total assets were as follows as of December 31:

(In millions)	2007	2006	2005
United Kingdom	$5,951	$5,531	$2,696
Canada	4,565	—	1,463
Australia	3,567	1,519	1,441
Netherlands	—	—	992
Germany	2,944	2,696	4,217

Total cross-border outstandings	$17,027	$9,746	$10,809

        The total cross-border outstandings presented in the table represented 12%, 9% and 11% of our consolidated total assets as of December 31, 2007, 2006 and 2005, respectively. There were no cross-border outstandings to countries which totaled between .75% and 1% of our consolidated total assets as of December 31, 2007. Aggregate cross-border outstandings to countries which totaled between .75% and 1% of our consolidated total assets at December 31, 2006, amounted to $1.05 billion (Canada) and at December 31, 2005, amounted to $1.86 billion (Belgium and Japan).

Capital

        Regulatory and economic capital management both use key metrics evaluated by management to ensure that our actual level of capital is commensurate with our risk profile, is in compliance with all regulatory requirements, and is sufficient to provide us with the financial flexibility to undertake future strategic business initiatives.

Regulatory Capital

        Our objective with respect to regulatory capital management is to maintain a strong capital base in order to provide financial flexibility for our business needs, including funding corporate growth and supporting customers' cash management needs, and to provide protection against loss to depositors and creditors. We strive to maintain an optimal level of capital, commensurate with our risk profile, on which an attractive return to shareholders will be realized over both the short and long term, while protecting our obligations to depositors and creditors and satisfying regulatory requirements. Our capital management process focuses on our risk exposures, our capital position relative to our peers, regulatory capital requirements and the evaluations of the major independent credit rating agencies that assign ratings to our public debt. The Capital Committee, working in conjunction with the Asset and Liability Committee, referred to as "ALCO," oversees the management of regulatory capital, and is responsible for ensuring capital adequacy with respect to regulatory requirements, internal targets and the expectations of the major independent credit rating agencies.

        The primary regulator of both State Street and State Street Bank for regulatory capital purposes is the Federal Reserve Board. Both State Street and State Street Bank are subject to the minimum capital requirements established by the Federal Reserve Board and defined in the Federal Deposit Insurance Corporation Improvement Act of 1991. State Street Bank must meet the regulatory capital thresholds for "well capitalized" in order for the parent company to maintain its status as a financial holding company.

        Regulatory capital ratios and related regulatory guidelines for State Street and State Street Bank were as follows as of December 31:

	REGULATORY GUIDELINES		STATE STREET		STATE STREET BANK
	Minimum	Well Capitalized	2007	2006	2007	2006
Regulatory capital ratios:
Tier 1 risk-based capital	4%	6%	11.2%	13.7%	11.2%	12.0%
Total risk-based capital	8	10	12.7	15.9	12.7	14.1
Tier 1 leverage ratio(1)	4	5	5.3	5.8	5.5	5.6

(1)
Regulatory guideline for well capitalized applies only to State Street Bank.

        At December 31, 2007, State Street's and State Street Bank's regulatory capital ratios decreased compared to year-end 2006. Growth in capital from earnings and the issuance of our common stock to acquire Investors Financial were offset by the repurchase of our common stock under the accelerated share repurchase program and the impact of goodwill and other intangible assets recorded in connection with the Currenex and Investors Financial acquisitions. Total risk-weighted assets increased year over year, as balance sheet risk-weighted assets, partly from the Investors Financial acquisition, and off-balance sheet equivalent risk-weighted assets both grew from year-end 2006. All ratios for State Street and State Street Bank exceeded the regulatory minimum and well-capitalized thresholds.

        To manage fluctuations in the tier 1 and total risk-based capital of State Street and State Street Bank resulting from foreign currency translation, we have entered into foreign exchange forward contracts to hedge a portion of our net foreign investment in non-U.S. subsidiaries. The notional value of these contracts was €100 million, or approximately $146 million, at December 31, 2007.

        In 2004, the Committee on Banking Supervision released the final version of its capital adequacy framework, commonly referred to as "Basel II". In 2006, the four U.S. banking regulatory agencies jointly issued their second draft of implementation rules, with industry comment provided by the end of March 2007. Additional supervisory guidance from the agencies was released late in February 2007; comments to the agencies were provided by the end of May 2007, and the final rules were released on December 7, 2007, with a stated effective date of April 1, 2008. State Street previously established a comprehensive implementation program to ensure these regulatory requirements are met within prescribed timeframes. We anticipate adopting the most advanced approaches for assessing capital adequacy.

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

        Under the above-described authorization, during 2007 we repurchased 13.4 million shares of our common stock, and an additional .6 million shares in January 2008, in connection with a $1 billion accelerated share repurchase program that concluded on January 18, 2008. As of that date, approximately 13.2 million shares remain available for future purchase under the combined authorization described above.

        We have increased our quarterly dividend twice each year since 1978. Over the last ten years, dividends per share have grown at a 15% compound annual growth rate. Funds for cash distributions to our shareholders by the parent company are derived from a variety of sources. The level of dividends to shareholders on our common stock, which totaled $320 million in 2007, is reviewed regularly and determined by the Board of Directors considering our liquidity, capital adequacy and recent earnings history and prospects, as well as economic conditions and other factors deemed relevant. Federal and state banking regulations place certain restrictions on dividends paid by subsidiary banks to the parent holding company. In addition, bank regulators have the authority to prohibit bank holding companies from paying dividends if they deem such payment to be an unsafe or unsound practice. Information concerning limitations on dividends from our subsidiary banks is in note 14 of the Notes to Consolidated Financial Statements included in this Form 10-K under Item 8.

Economic Capital

        We define economic capital as the common equity required to protect debt holders against unexpected economic losses over a one-year period at a level consistent with the solvency of a firm with our target "AA" debt rating. Our entire economic capital process is the responsibility of our Capital Committee. The framework and methodologies used to quantify economic capital for each of the risk types described below have been developed by our Enterprise Risk Management, Global Treasury and Finance groups, and are designed to be generally consistent with our risk management principles. This framework has been approved by senior management and has been reviewed by the Executive Committee of the Board. Due to the evolving nature of quantification techniques, we expect to periodically refine the methodologies used to estimate our economic capital requirements, which could result in a different amount of capital needed to support our risk profile.

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

Liquidity

        The objective of liquidity management is to ensure that we have the ability to meet our financial obligations in a timely and cost-effective manner, and that we maintain sufficient flexibility to fund strategic corporate initiatives as they arise. Effective management of liquidity involves assessing the potential mismatch between the future cash needs of our customers and our available sources of cash under normal and adverse economic and business conditions. Uses of liquidity consist primarily of meeting deposit withdrawals; funding outstanding commitments to extend credit or purchase securities as they are drawn upon; overdraft facilities; and liquidity asset purchase agreements. Liquidity is provided by the maintenance of broad access to the global capital markets and our balance sheet asset structure.

        Global Treasury is responsible for the day-to-day management of our global liquidity position, which is conducted within risk guidelines established and monitored by ALCO. Management maintains a liquidity measurement framework to assess the sources and uses of liquidity that is continuously monitored by Global Treasury and Enterprise Risk Management. Embedded in this framework is a process that outlines several levels of potential risk to our liquidity and identifies "triggers" that we use as early warning signals of a possible difficulty. These triggers are a combination of internal and external measures of potential increases in cash needs or decreases in available sources of cash and possible impairment of our ability to access the global capital markets. Another important component of the framework is a contingency funding plan that is designed to identify and manage through a potential liquidity crisis. The plan defines roles, responsibilities and management actions to be undertaken in the event of a deterioration in our liquidity profile caused by either a State Street-specific event or a broader disruption in the capital markets. Specific actions are linked to the levels of "triggers."

        We generally manage our liquidity risk on a global basis at the consolidated level. We also manage parent company liquidity, and in certain cases branch liquidity, separately. State Street Bank generally has broader access to funding products and markets limited to banks, specifically the federal funds market and the Federal Reserve's discount window. The parent company is managed to a more conservative liquidity profile, reflecting narrower market access. We typically hold enough cash, primarily in the form of interest-bearing deposits with subsidiary banks, to meet current debt maturities and cash needs, as well as those projected over the next one-year period.

        Sources of liquidity come from two primary areas: access to the global capital markets and liquid assets maintained on our consolidated balance sheet. Our ability to source incremental funding at reasonable rates of interest from wholesale investors in the capital markets is the first source of liquidity we would tap to accommodate the uses of liquidity described below. On-balance sheet liquid assets are also an integral component of our liquidity management strategy. These assets provide liquidity through maturities of the assets, but more importantly, they provide us with the ability to raise funds by pledging the securities as collateral or through outright sales. Each of these sources is used in the management of daily cash needs and in a crisis scenario where we would need to accommodate potential large, unexpected demand for funds.

        Uses of liquidity result from four primary areas: withdrawals of unsecured customer deposits; draws on unfunded commitments to extend credit or purchase securities, generally provided through lines of credit; overdraft facilities; and liquidity asset purchase agreements supporting the four commercial paper conduits that we administer. Customer deposits are generated largely from our investment servicing activities, and are invested in a combination of term investment securities and short-term money market assets whose mix is determined by the characteristics of the deposits. Most of the customer liabilities are payable upon demand or are short-term in nature, which means that withdrawals can potentially occur quickly and in large amounts. Similarly, customers can request disbursement of funds under commitments to extend credit, or can overdraw deposit accounts rapidly and in large volumes.

        Material risks to sources of short-term liquidity would include, among other things, external rating agency downgrades of our deposits and debt securities, which would restrict our ability to access the capital markets and may lead to withdrawals of unsecured deposits by our customers. In addition, a large volume of unanticipated funding requirements, such as fundings under liquidity asset purchase agreements that have met draw conditions, or large draw-downs of existing lines of credit, could require additional liquidity. During the summer of 2007, the disruption in the global fixed-income securities markets, which largely stemmed from sub-prime mortgages and securities collateralized by them and later spread to asset-backed securities in general, caused us to invoke some elements of our contingency funding plan, resulting in more active monitoring of our liquidity position and more frequent reporting to management. Of primary concern was our ability to replace maturing commercial paper issued by the conduits. As more fully discussed in the "Off-Balance Arrangements" section of this Management's Discussion and Analysis, we have been able to reissue the paper, but with some difficulty and at higher rates of interest because of a significant decline in the demand for asset-backed commercial paper in the market generally. One action we have taken to improve our liquidity position has been the issuance of term wholesale certificates of deposit and the placement of those funds into short-term money market assets where they would be available to meet cash needs. This portfolio stood at $4.57 billion as of December 31, 2007. It is important to note that we did not experience any deterioration in our customer deposit base; it was stable to growing during 2007.

        While maintenance of our high investment-grade credit rating is of primary importance to our liquidity management program, on-balance sheet liquid assets represent significant liquidity that we can directly control, and provide a source of cash in the form of principal maturities and the ability to borrow from the capital markets using our securities as collateral. Our liquid assets consist primarily of short-term money-market assets, such as federal funds sold and interest-bearing deposits with banks, the latter of which are multicurrency instruments invested with major multinational banks; and high-quality, marketable investment securities not already pledged, which generally are more liquid than other types of assets and can be sold or borrowed against to quickly generate cash. As of December 31, 2007, the cash value of our liquid assets, as defined, totaled $55.14 billion. Securities carried at $39.84 billion as of December 31, 2007 were designated as pledged for public and trust deposits, borrowed funds and for other purposes as provided by law, and are excluded from the liquid assets calculation. Included in liquid assets are securities that have been pledged to the Federal Reserve Bank of Boston in order to secure our ability to borrow from the discount window should the need arise. This access to the discount window, including the Federal Reserve's recently announced term auction facility, is an important source of back-up liquidity for State Street Bank. As of December 31, 2007, we had no outstanding borrowings from the discount window.

        Based upon our level of liquid assets and our ability to access the capital markets for additional funding when necessary, management considers overall liquidity at December 31, 2007 more than sufficient to meet State Street's current commitments and business needs, including accommodating the transaction and cash management needs of its customers.

        In April 2007, the parent company issued $700 million of senior debt, consisting of $250 million of floating-rate notes due in 2012 and $450 million of 5.375% notes due in 2017. In addition, State Street Capital Trust IV, a Delaware statutory trust wholly owned by the parent company, issued $800 million in aggregate liquidation amount of floating-rate capital securities and used the proceeds to purchase a like amount of floating-rate junior subordinated debentures from the parent company. The capital securities represent an undivided preferred beneficial interest in those junior subordinated debentures, which are the only assets of the trust. The junior subordinated debentures have an initial scheduled maturity in June 2037 and an initial final repayment date in June 2067, each of which we may extend by ten years in specified circumstances. In accordance with existing accounting standards, we did not record the trust in our consolidated financial statements. The junior subordinated debentures qualify for inclusion in tier 1 regulatory capital.

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

        In January 2008, State Street Capital Trust III, a Delaware statutory trust wholly owned by the parent company, issued $500 million in aggregate liquidation amount of 8.250% fixed-to-floating rate normal automatic preferred enhanced capital securities, referred to as "normal APEX," and used the proceeds to purchase a like amount of remarketable 6.001% junior subordinated debentures due 2042 from the parent company. In addition, the trust entered into stock purchase contracts with the parent company under which the trust agrees to purchase, and the parent company agrees to sell, on the stock purchase date, a like amount in aggregate liquidation amount of the parent company's non-cumulative perpetual preferred stock, series A, $100,000 liquidation preference per share. State Street will make contract payments to the trust at an annual rate of 2.249% of the stated amount of $100,000 per stock purchase contract. The normal APEX are beneficial interests in the trust. The trust will pass through, as distributions on or the redemption price of normal APEX, amounts that it receives on its assets that are the corresponding assets for the normal APEX. The corresponding assets for each normal APEX, $1,000 liquidation amount, initially are $1,000 principal amount of the 6.001% junior subordinated debentures and a 1/100th, or a $1,000, interest in a stock purchase contract for the purchase and sale of one share of the Series A preferred stock for $100,000. The stock purchase date is expected to be March 15, 2011, but it may occur on an earlier date or as late as March 15, 2012. From and after the stock purchase date, the corresponding asset for each normal APEX will be a 1/100th, or a $1,000, interest in one share of the Series A preferred stock. In accordance with existing accounting standards, we did not record the trust in our consolidated financial statements. The 6.001% junior debentures qualify for inclusion in tier 1 regulatory capital.

        As stated previously, our ability to maintain consistent access to liquidity is fostered by the maintenance of high investment-grade ratings on our debt, as measured by the major independent credit rating agencies. Factors essential to retaining high credit ratings include diverse and stable core earnings; strong risk management; strong capital ratios; diverse liquidity sources, including the global capital markets and customer deposits; and strong liquidity monitoring procedures. High ratings on debt minimize borrowing costs and enhance our liquidity by ensuring the largest possible market for our debt. A downgrade or reduction of these credit ratings could have an adverse impact to our ability to access funding at favorable interest rates. Following our January 3, 2008 announcement of a net charge to establish a reserve associated with certain active fixed-income strategies managed by SSgA, the major national rating agencies affirmed their ratings for State Street and State Street Bank. However, Moody's Investors Service and Fitch changed their outlook from stable to negative. These changes have not had a material impact on our liquidity position or on our ability to access the global capital markets at reasonable rates of interest.

	Standard & Poor's		Moody's Investors Service	Fitch		DBRS
State Street Corporation:
Short-term commercial paper	A-1	+	P-1	F1	+	R-1(mid)
Senior debt	AA	-	Aa3	AA	-	AA (low)
Subordinated debt	A	+	A1	A	+	A (high)
Capital securities	A		A1	A	+	A (high)
State Street Bank:
Short-term deposits	A-1	+	P-1	F1	+	R-1(high)
Long-term deposits	AA		Aa1	AA		AA
Senior debt	AA	-	Aa1	AA	-	AA
Subordinated debt	AA	-	Aa2	A	+	AA (low)
Outlook	Stable		Negative	Negative		Stable

CONTRACTUAL CASH OBLIGATIONS

	PAYMENTS DUE BY PERIOD
As of December 31, 2007 (In millions)	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
Long-term debt(1)	$7,339	$188	$357	$877	$5,917
Operating leases	1,880	225	418	324	913
Capital lease obligations	823	52	104	104	563

Total contractual cash obligations	$10,042	$465	$879	$1,305	$7,393

(1)
Long-term debt above excludes capital leases (reported as a separate line item) and the effect of interest-rate swaps. Interest payments were calculated at the stated rate with the exception of floating-rate debt, for which payments were calculated using the indexed rate in effect on December 31, 2007.

        The obligations presented in the table are recorded in our consolidated statement of condition at December 31, 2007. The table does not include obligations which will be settled in cash, primarily in less than one year, such as deposits, federal funds purchased, securities sold under repurchase agreements and other short-term borrowings. Additional information about deposits, federal funds purchased, securities sold under repurchase agreements and other short-term borrowings is in notes 7 and 8 of the Notes to Consolidated Financial Statements included in this Form 10-K under Item 8.

        The table does not include obligations related to derivative instruments, because the amounts included in our consolidated statement of condition at December 31, 2007 related to derivatives do not represent the amounts that may ultimately be paid under the contracts. Additional information about derivative contracts is in note 15 of the Notes to Consolidated Financial Statements included in this Form 10-K under Item 8. We have obligations under pension and other post-retirement benefit plans, which are more fully described in note 17 of the Notes to Consolidated Financial Statements, which are not included in the above table.

        Additional information about contractual cash obligations related to long-term debt and operating and capital leases is in notes 9 and 18 of the Notes to Consolidated Financial Statements. The consolidated statement of cash flows, included in this Form 10-K under Item 8, provides additional liquidity information.

OTHER COMMERCIAL COMMITMENTS

	TENURE OF COMMITMENT
As of December 31, 2007 (In millions)	Total amounts committed(1)	Less than 1 year	1-3 years	4-5 years	Over 5 years
Indemnified securities financing	$558,368	$558,368
Liquidity asset purchase agreements	34,947	29,321	$1,569	$2,379	$1,678
Unfunded commitments to extend credit	17,404	13,555	1,175	2,599	75
Standby letters of credit	4,505	925	2,567	1,002	11

Total commercial commitments	$615,224	$602,169	$5,311	$5,980	$1,764

(1)
Total amounts committed are reported net of participations to independent third parties.

        Additional information about the commercial commitments disclosed in this section is in note 10 of the Notes to Consolidated Financial Statements included in this Form 10-K under Item 8.

Risk Management

        The global scope of our business activities requires that we balance what we perceive to be the primary risks in our businesses with a comprehensive and well-integrated risk management function. The measurement, monitoring and mitigation of risks are essential to the financial performance and successful management of our businesses. These risks, if not effectively managed, can result in current losses to State Street as well as erosion of our capital and damage to our reputation. Our systematic approach also allows for a more precise assessment of risks within a framework for evaluating opportunities for the prudent use of capital.

        We have a disciplined approach to risk management that involves all levels of management. The Board of Directors provides extensive review and oversight of our overall risk management programs, including the approval of key risk management policies and the periodic review of State Street's key risk indicators. These indicators are designed to identify major business activities of State Street with significant risk content, and to establish quantifiable thresholds for risk measurement. Key risk indicators are reported regularly to the Executive Committee of the Board, and are reviewed periodically for appropriateness. Modifications to the indicators are made to reflect changes in our business activities or refinements to existing measurements. Enterprise Risk Management, or ERM, a dedicated corporate group, provides oversight, support and coordination across business units and is responsible for the formulation and maintenance of enterprise-wide risk management policies and guidelines. In addition, ERM establishes and reviews approved limits, and with business line management, monitors key risks. The head of ERM meets regularly with the Board or a Board committee, as appropriate, and has the authority to escalate issues as necessary.

        The execution of duties in the management of people, products, business operations and processes is the responsibility of business unit managers. The function of risk management is responsible for designing, orchestrating and directing the implementation of risk management programs and processes consistent with corporate and regulatory standards. Accordingly, risk management is a shared responsibility between ERM and the business lines and requires joint efforts in goal setting, program design and implementation, resource management, and performance evaluation between business and functional units.

        Responsibility for risk management is overseen by a series of management committees. The Major Risk Committee, or MRC, is responsible for the formulation and recommendation of policies, and the approval of guidelines and programs governing the identification, analysis, measurement and control of material risks across State Street. Chaired by the head of ERM, the MRC focuses on the review of business activities with significant risk content and the assessment of risk management programs and initiatives. The Capital Committee, chaired by the Chief Financial Officer, oversees the management of our regulatory and economic capital, the determination of the framework for capital allocation and strategies for capital structure and debt and equity issuances. ALCO, chaired by the Treasurer, oversees the management of our consolidated balance sheet, including management of our global liquidity and interest-rate risk positions. The Fiduciary Review Committee reviews the criteria for the acceptance of fiduciary duties, and assists our business lines with their fiduciary responsibilities executed on behalf of customers. The Credit Committee, chaired within ERM, acts as the credit policy committee for State Street. The Operational Risk Committee, chaired within ERM, provides cross-business oversight of operational risk to identify, measure, manage and control operational risk in an effective and consistent manner across State Street. The Model Assessment Committee, chaired within ERM, provides unbiased recommendations concerning technical modeling issues and independently validates qualifying financial models utilized by our businesses. Several other committees with specialized risk management functions report to the MRC.

        Corporate Audit serves in a complementary role to our program of risk management, providing the Board and management with continuous monitoring and control assessments to ensure adherence to State Street's policies and procedures and the effectiveness of its system of internal controls. Additionally, the internal control environment is evaluated through external examinations and regulatory compliance efforts. The Corporate Compliance, Regulatory and Industry Affairs, and Legal groups also serve essential roles in risk management. Corporate Compliance is responsible for the design, implementation and oversight of policies, guidelines and programs to ensure our compliance with applicable laws and regulations wherever we conduct business. The Regulatory and Industry Affairs group monitors proposed changes in rules and legislation, and the Legal group provides counsel that enables us to deal with complex legal and regulatory environments, maximize business opportunities and minimize legal, regulatory and other risks.

        While we believe that our risk management program is effective in managing the risks in our businesses, external factors may create risks that cannot always be identified or anticipated. For example, a material counterparty failure or a default of a material obligor could have a material adverse effect on our consolidated results of operations.

Market Risk

        Market risk is defined as the risk of adverse financial impact due to fluctuations in interest rates, foreign exchange rates and other market-driven rates or prices. We are exposed to market risk both in our trading and non-trading, or asset and liability management, activities. We manage our overall market risk through a comprehensive risk management framework. This framework includes risk management groups that report independently to senior management through ERM. The process of managing market risk for these activities, discussed in further detail below, applies to both on-balance sheet and off-balance sheet exposures.

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

        We use a variety of derivative financial instruments to support customers' needs, conduct trading activities and manage our interest-rate and currency risk. These activities are designed to create trading revenue or to hedge volatility in net interest revenue. In addition, we provide services related to derivative financial instruments in our role as both a manager and servicer of financial assets.

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

        As part of our trading activities, we assume positions in the foreign exchange and interest-rate markets by buying and selling cash instruments and using derivative financial instruments, including foreign exchange forward contracts, foreign exchange and interest-rate options and interest-rate swaps. As of December 31, 2007, the notional amounts of all of these derivative financial instruments were $796.19 billion, of which $732.01 billion were foreign exchange forward contracts. In the aggregate, long and short foreign exchange forward positions are closely matched to minimize currency and interest-rate risk. All foreign exchange contracts are valued daily at current market rates.

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

        The following table presents market risk related to our trading activities as measured by our value-at-risk methodology:

VALUE-AT-RISK

	2007			2006
Years ended December 31, (In millions)	Annual Average	Maximum	Minimum	Annual Average	Maximum	Minimum
Foreign exchange products	$1.8	$4.0	$.7	$1.7	$4.3	$.7
Interest-rate products	1.4	3.7	.1	.8	1.8	.2

        We compare daily profits and losses from trading activities to estimated one-day value-at-risk. For the years ended December 31, 2007, 2006 and 2005, we did not experience any trading losses in excess of our end-of-day value-at-risk estimate.

Asset and Liability Management Activities

        The primary objective of asset and liability management is to provide sustainable and growing net interest revenue, or "NIR," under varying economic environments, while protecting the economic values of our balance sheet assets and liabilities from the adverse effects of changes in interest rates. Most of our NIR is earned from the investment of deposits generated by our core Investment Servicing and Investment Management businesses. We structure our balance sheet assets to generally conform to the characteristics of our balance sheet liabilities, but we manage our overall interest-rate risk position in the context of current and anticipated market conditions and within internally approved risk guidelines.

        Our overall interest-rate risk position is maintained within a series of policies approved by the Board and guidelines established and monitored by ALCO. Our Global Treasury unit has responsibility for managing State Street's day-to-day interest-rate risk. To effectively manage the consolidated balance sheet and related NIR, Global Treasury has the authority to take a limited amount of interest-rate risk based on market conditions and its views about the direction of global interest rates over both short-term and long-term time horizons. Global Treasury manages our exposure to changes in interest rates on a consolidated basis, and they have organized themselves into three regional treasury units, North America, Europe, and Asia/Pacific, to reflect the growing, global nature of our exposures and to capture the impact of change in regional market environments on our total risk position.

        Our investment activities and our use of derivative financial instruments are the primary tools used in managing interest-rate risk. We invest in financial instruments with currency, repricing, and maturity characteristics we consider appropriate to manage our overall interest-rate risk position. In addition to on-balance sheet assets, we use certain derivatives, primarily interest-rate swaps, to alter the interest-rate characteristics of specific balance sheet assets or liabilities. The use of derivatives is subject to ALCO-approved guidelines. Additional information about our use of derivatives is in note 15 of the Notes to Consolidated Financial Statements included in this Form 10-K under Item 8.

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

        To measure, monitor, and report on our interest-rate risk position, we use (1) NIR simulation, or "NIR-at-risk," which measures the impact on NIR over the next twelve months to immediate, or "rate shock," and gradual, or "rate ramp," changes in market interest rates; and (2) economic value of equity, or "EVE," which measures the impact on the present value of all NIR-related principal and interest cash flows of an immediate change in interest rates. NIR-at-risk is designed to measure the potential impact of changes in market interest rates on NIR in the short term. EVE, on the other hand, is a long-term view of interest-rate risk, but with a view toward liquidation of State Street. Both of these measures are subject to ALCO-established guidelines, and are monitored regularly, along with other relevant simulations, scenario analyses and stress tests by both Global Treasury and ALCO.

        In calculating our NIR-at-risk, we start with a base amount of NIR that is projected over the next twelve months, assuming that the then-current yield curve remains unchanged over the period. Our existing balance sheet assets and liabilities are adjusted by the amount and timing of transactions that are forecasted to occur over the next twelve months. That yield curve is then "shocked," or moved immediately, ±100 basis points in a parallel fashion, or at all points along the yield curve. Two new twelve-month NIR projections are then developed using the same balance sheet and forecasted transactions, but with the new yield curves, and compared to the base scenario. We also perform the calculations using interest rate ramps, which are ±100 basis point changes in interest rates that are assumed to occur gradually over the next twelve-month period, rather than immediately as we do with interest-rate shocks.

        EVE is based on the change in the present value of all NIR-related principal and interest cash flows for changes in market rates of interest. The present value of existing cash flows with a then-current yield curve serves as the base case. We then apply an immediate parallel shock to that yield curve of ±200 basis points and recalculate the cash flows and related present values. A large shock is used to better capture the embedded option risk in our mortgage-backed securities that results from the borrower's prepayment opportunity.

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

        The following table presents the estimated exposure of NIR for the next twelve months, calculated as of December 31, 2007 and 2006, due to an immediate ± 100 basis point shift in then-current interest rates. Estimated incremental exposures presented below are dependent on management's assumptions about asset and liability sensitivities under various interest-rate scenarios, such as those previously discussed, and do not reflect any actions management may undertake in order to mitigate some of the adverse effects of interest-rate changes on State Street's financial performance.

NIR-AT-RISK

	Estimated Exposure to Net Interest Revenue
(In millions)	2007	2006
Rate change:
+100 bps shock	$(98)	$(90)
-100 bps shock	7	52
+100 bps ramp	(44)	(57)
-100 bps ramp	20	46

        The following table presents estimated EVE exposures, calculated as of December 31, 2007 and 2006, assuming an immediate and prolonged shift in interest rates, the impact of which would be spread over a number of years.

ECONOMIC VALUE OF EQUITY

	Estimated Exposure to Economic Value of Equity
(In millions)	2007	2006
Rate change:
+200 bps shock	$(1,195)	$(1,023)
- 200 bps shock	48	371

        With respect to the December 31, 2007 information presented in the tables above, the balance sheet of Investors Financial is reflected in the estimated NIR-at-risk and the estimated EVE exposure. Information for prior periods was not restated. The incremental increases in the levels of NIR-at-risk and EVE exposure to upward shifts in interest rates are largely attributable to increased purchases of fixed-rate securities in the first quarter of 2007, slower projected prepayment speeds for mortgage-backed securities effective in the fourth quarter of 2007, and the contribution of the acquired Investors Financial business during the third quarter of 2007. While the dollar amount of NIR-at-risk increased, its rate of increase was lower than the reported growth rate for NIR.

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

        One of the most important assumptions in our management of interest rate risk is the response of customer liabilities to changes in market interest rates. As such, we regularly reassess the characteristics of customer liabilities. Our most recent assessment was completed during the second quarter of 2007 and resulted in a small lengthening in the estimated duration of customer liabilities. The impact of this longer estimated duration for customer liabilities reduced both NIR-at-risk and EVE exposure to increases in market interest rates, partially mitigating the factors responsible for higher interest-rate risk detailed above.

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

        An allowance for loan losses is maintained to absorb probable credit losses in the loan portfolio and is reviewed regularly by management for adequacy. An internal rating system is used to assess potential risk of loss based on customer investment profile, current economic and/or customer financial indicators. The provision for loan losses is a charge to earnings to maintain the overall allowance for loan losses at a level considered adequate relative to the level of credit risk in the loan and lease financing portfolio. No provision was recorded in either 2007, 2006 or 2005.

        At December 31, 2007 and 2006, the allowance for loan losses was $18 million. Changes in the allowance for loan losses were as follows for the years ended December 31:

(In millions)	2007	2006	2005	2004(1)	2003
U.S.:
Balance at beginning of year	$18	$18	$17	$43	$43
Provision for loan losses	—	—	—	(15)	—
Loan charge-offs—commercial and financial	—	—	—	—	—
Recoveries—commercial and financial	—	—	—	—	—
Reclassification	—	—	—	(14)	—

Balance at end of year—U.S.	18	18	17	14	43
Non-U.S.:
Balance at beginning of year	—	—	1	18	18
Provision for loan losses	—	—	—	(3)	—
Reclassification	—	—	—	(11)	—

Balance at end of year—Non-U.S.	—	—	1	4	18

Total balance at end of year	$18	$18	$18	$18	$61

(1)
In 2004, we reclassified $25 million of the allowance for loan losses to other liabilities as a reserve for off-balance sheet commitments. Subsequent to the reclassification, the reserve for off-balance sheet commitments was reduced by $10 million, and recorded as an offset to other operating expenses. We also reversed $18 million through the provision for loan losses as a result of reduced credit risk exposures and improved credit quality.

        Past-due loans are loans on which principal or interest payments are over 90 days delinquent, but where interest continues to be accrued. There were no past-due loans as of December 31, 2007, 2006, 2005, 2004 and 2003.

        We generally place loans on non-accrual status once payments are 60 days past due, or earlier if management determines that full collection is not probable. Loans 60 days past due, but considered both well-secured and in the process of collection, may be excluded from non-accrual status. For loans placed on non-accrual status, revenue recognition is suspended. There were no non-accrual loans at year-end 2007, 2006, 2005, 2004 and 2003.

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

        On behalf of our customers, we lend their securities to creditworthy banks, broker/dealers and other institutions. In most circumstances, we indemnify our customers for the fair market value of those securities against a failure of the borrower to return such securities. Though these transactions are well-collateralized, the substantial volume of these activities necessitates thorough credit-based underwriting and monitoring processes. State Street requires the borrowers to provide collateral in an amount equal to or in excess of 100% of the fair market value of the securities borrowed. Collateral funds received in connection with our securities lending services are held by us as agent and are not recorded in our consolidated statement of condition. The borrowed securities and collateral are revalued daily to determine if additional collateral is necessary. State Street held, as agent, cash and securities totaling $572.93 billion and $527.37 billion as collateral for indemnified securities financing at December 31, 2007 and 2006, respectively.

        Processes for credit approval and monitoring are in place for other credit extensions. As part of the approval and renewal process, appropriate due diligence is conducted based on the size and term of the exposure, as well as the quality of the counterparty. Exposures to these entities are aggregated and evaluated by ERM.

        Investments in debt and equity securities, including investments in affiliates, are monitored regularly by Corporate Finance and ERM. To the extent necessary, procedures are in place for evaluating potentially impaired securities, as discussed in notes 1 and 3 of the Notes to Consolidated Financial Statements included in this Form 10-K under Item 8. Total non-performing investment securities were $3 million and $4 million at December 31, 2007 and 2006, respectively.

Operational Risk

        We define operational risk as the potential for loss resulting from inadequate or failed internal processes, people and systems, or from external events. As a leading provider of services to institutional investors, our customers have a broad array of complex and specialized servicing, confidentiality and fiduciary requirements. Active management of operational risk is an integral component of all aspects of our business, and responsibility for the management of operational risk lies with every individual at State Street. Our Operational Risk Policy Statement defines operational risk and details roles and responsibilities for managing operational risk. The Policy Statement is reinforced by the Operational Risk Guidelines, which codify our approach to operational risk. The Guidelines document our sound practices and provide a mandate within which programs, processes, and regulatory elements are implemented to ensure that operational risk is identified, measured, managed and controlled in an effective and consistent manner across State Street.

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

Business Risk

        We define business risk as the risk of adverse changes in our earnings related to business factors, including changes in the competitive environment, changes in the operational economics of business activities and the potential effect of strategic and reputation risks, not already captured as market, interest-rate, credit or operational risks. We incorporate business risk into our assessment of our economic capital needs. Active management of business risk is an integral component of all aspects of our business, and responsibility for the management of business risk lies with every individual at State Street.

        It is sometimes difficult to separate the effects of a potential material adverse event into operational and business risks. For instance, the direct financial impact of an unfavorable event in the form of fines or penalties would be classified as an operational risk loss, while the impact on our reputation and the potential loss of customers and corresponding decline in revenue would be classified as a business risk loss. An additional example of business risk is the integration of a major acquisition. Failure to successfully integrate the operations of an acquired business, and the resultant inability to retain customers, would be classified as a business risk loss.

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

OFF-BALANCE SHEET ARRANGEMENTS

        In the normal course of business, we hold assets under custody and assets under management in a custodial or fiduciary capacity for our customers, and, in accordance with GAAP, we do not record these assets in our consolidated statement of condition. Similarly, collateral funds associated with our securities finance activities are held by us as agent; therefore, we do not record these assets in our consolidated statement of condition. Additional information about these and other off-balance sheet activities is in note 10 of the Notes to Consolidated Financial Statements included in this Form 10-K under Item 8.

        In the normal course of business, we utilize derivative financial instruments to support our customers' needs, to conduct trading activities and to manage our interest-rate and foreign currency risk. Additional information about our use of derivatives is in note 15 of the Notes to Consolidated Financial Statements included in this Form 10-K under Item 8.

        In the normal course of business, we utilize three types of special purpose entities, referred to as SPEs, two of which are not recorded in our consolidated financial statements. Information about the activities of these SPEs, which are used in connection with our tax-exempt investment program, our involvement with managed investment vehicles and our asset-backed commercial paper conduits, is in notes 10 and 11 of the Notes to Consolidated Financial Statements included in this Form 10-K under Item 8. Additional information about the commercial paper conduits is provided below.

        The risks associated with providing administration, liquidity, and/or credit enhancements to these special purpose entities are reviewed as part of our corporate risk management process in a manner that is consistent with applicable policies and guidelines. We believe that we have sufficient liquidity and have provided adequate credit reserves to cover any risks associated with these activities.

Asset-Backed Commercial Paper Programs

        As further described in note 11 of the Notes to Consolidated Financial Statements included in this Form 10-K under Item 8, we administer four third-party-owned, special-purpose, multi-seller asset-backed commercial paper programs, commonly referred to as "conduits," the first of which was established in 1992. These conduits, which are structured as bankruptcy-remote entities and are not recorded in our consolidated financial statements under existing accounting standards, are designed to satisfy the demand of our institutional customers, particularly mutual fund customers, for commercial paper.

        Total assets in the four unconsolidated conduits were approximately $28.76 billion at December 31, 2007 and $25.25 billion at December 31, 2006. The conduits obtain funding through the issuance of commercial paper and hold diversified portfolios of investments, which are predominately composed of securities purchased in the capital markets. These investments are collateralized by mortgages, student loans, automobile and equipment loans and credit card receivables, most of which securities are investment grade. Conduit assets are not sourced from our consolidated balance sheet.

        The following tables provide additional information regarding the composition of the conduits' asset portfolios, in the aggregate, as of December 31, 2007. As of this date, none of the conduits' portfolio securities were predominantly collateralized by sub-prime real estate mortgages.

CONDUIT ASSETS BY COLLATERAL TYPE	Amount	Percent of Total Conduit Assets
(Dollars in billions)
Australian residential mortgage-backed securities	$4.7	16%
European residential mortgage-backed securities	4.7	16
U.S. residential mortgage-backed securities	4.2	15
United Kingdom residential mortgage-backed securities	2.3	8
Student loans	3.3	11
Auto and equipment loans	2.8	10
Credit cards	2.0	7
Other(1)	4.8	17

Total conduit assets	$28.8	100%

    (1)
    "Other" included trade receivables, collateralized debt obligations, business/commercial loans and other financial instruments. No individual asset class represented more than 2% of total conduit assets, except trade receivables, which were 3% of total conduit assets.

CONDUIT ASSETS BY CREDIT RATING	Amount	Percent of Total Conduit Assets
(Dollars in billions)
AAA/Aaa	$17.7	61%
AA/Aa	4.5	16
A/A	2.3	8
BBB/Baa	1.5	5
Not rated(2)	2.8	10

Total conduit assets	$28.8	100%

    (2)
    These assets reflect structured transactions. The transactions have been reviewed by rating agencies and have been structured to maintain the conduits' P1 or similar rating.

CONDUIT ASSETS BY ASSET ORIGIN	Amount	Percent of Total Conduit Assets
(Dollars in billions)
U.S.	$12.2	42%
Australia	6.1	21
Great Britain	2.9	10
Spain	1.9	7
Italy	1.9	7
Portugal	0.7	2
Germany	0.7	2
Netherlands	0.5	2
Greece	0.3	1
Other	1.6	6

Total conduit assets	$28.8	100%

        Since the conduits were first organized beginning in 1992, we have entered into contractual obligations in the form of liquidity asset purchase agreements to support most or all of the liquidity of the conduits. We also provide credit enhancement to the conduits in the form of standby letters of credit. Other institutions can and do provide contractual liquidity to the conduits. As provided for in these agreements, we provide back-up liquidity in the event that the conduits cannot meet their funding needs through the issuance of commercial paper. In the event that maturing commercial paper cannot be reissued into the market by the conduits' dealer group, we and the other institutions providing liquidity may be required to provide liquidity by purchasing portfolio assets from the conduits. State Street may also provide liquidity by purchasing commercial paper or providing other extensions of credit to the conduits. As of December 31, 2007, State Streets' commitments under these liquidity asset purchase agreements and back-up lines of credit totaled approximately $28.37 billion, and our commitments under standby letters of credit totaled $1.04 billion.

        The conduits generally sell commercial paper to third-party investors; however, we sometimes purchase commercial paper from the conduits. At December 31, 2007, we held on our consolidated balance sheet an aggregate of approximately $2 million of commercial paper issued by the conduits. The highest total overnight position in the conduits' commercial paper held by State Street was approximately $1.25 billion during 2007. This was higher than the levels of commercial paper we have historically held, and was reflective of both the reduced liquidity in the asset-backed commercial paper markets during the third and fourth quarters and our desire to provide short-term stability to funding costs given the lack of liquidity in the marketplace. There were no draw-downs on the liquidity asset purchase agreements or standby letters of credit during 2007.

        As the third quarter of 2007 progressed and investors became increasingly concerned about the credit quality of the underlying assets generally held in asset-backed commercial paper conduits and similar vehicles, the resulting reduction in liquidity in the global fixed-income securities markets made the funding of the State Street-administered conduits more challenging than in normal market conditions, and the yields that issuers had to pay on asset-backed commercial paper increased. Consistent with the experience of other market participants, commercial paper was generally being placed by the State Street-administered conduits with shorter maturities and higher investor yields than historically experienced. This compressed the spread between the rate earned on the conduits' assets and the conduits' funding costs. The weighted-average maturity of the conduits' commercial paper was approximately 20 days as of December 31, 2007, compared to approximately 23 days as of December 31, 2006. However, the conduits continue to roll over the commercial paper as it matures, i.e., place the commercial paper with market participants, including State Street.

        We intend to continue to manage the liquidity of the programs, if and as needed, through purchases of commercial paper as necessary; however, if due to further deterioration in the liquidity of the fixed-income markets or otherwise, it would become necessary to purchase assets from the conduits, we anticipate that we could fund those purchases.

        During 2007, we did not experience any losses in our role as a liquidity and credit enhancement provider to the conduits, although the margins that we generated from administration of the conduits were lower than the levels historically achieved on commercial paper issued by the conduits. The fee revenue we generated from our involvement with the conduits was approximately $66 million for 2007, $62 million for 2006 and $58 million for 2005. We earn fees from our role as administrator, liquidity or credit enhancement provider and as one of the dealers, which fees are priced on a market basis. These fees are recorded in processing fees and other revenue in our consolidated statement of income. Our overall conduit business activities generated pre-tax income, which included the fee revenue described above, of approximately $23 million for 2007, compared to pre-tax income of $49 million for 2006 and $45 million for 2005. The decrease in this income from 2006 to 2007 primarily resulted from the change in fair value of basis swaps, as well as other conduit operating expenses.

        As described above, we provide the conduits with contractual liquidity in the form of liquidity asset purchase agreements. If a conduit experienced a problem with an asset, such as a default or credit rating downgrade, subject to certain conditions, the liquidity asset purchase agreement could be invoked by the conduit, requiring State Street to purchase the asset from the conduit at prices which may exceed the fair value of the assets. If that occurred, we would be required to recognize a loss upon purchase of the asset. Any loss from a credit default would first be offset by the level of funding provided by the first-loss note holders. Currently, in light of the recent reduction in liquidity in the markets, with spreads on virtually all asset classes except U.S. treasuries having widened, we expect that an asset purchase would result in a loss. This loss may be recovered in future periods, depending on State Street's actions after the asset is purchased and market conditions.

        It is also possible that we would be required to consolidate one or more of the conduits' assets and liabilities onto our consolidated balance sheet. This consolidation would occur if we were determined to be the primary beneficiary of the conduits as defined in FIN 46(R). For example, if we updated our expected loss model assumptions as a result of changes in market conditions or a downgrade of securities, we may be required to increase the amount of first-loss notes in order for the investors in the first-loss notes to continue to be considered the primary beneficiaries of the conduits. If the conduits are not able to issue additional first-loss notes or take other actions, we may be determined to be the primary beneficiary of the conduits, and would be required to consolidate the conduits' assets and liabilities onto our consolidated balance sheet. Additional information about our use of an expected loss model and the third-party investors in first-loss notes is provided in the "Significant Accounting Estimates—Special Purpose Entities" section of this Management's Discussion and Analysis and in note 11 of the Notes to Consolidated Financial Statements included in this Form 10-K under

Item 8. Our accounting treatment of the conduits is reviewed at least quarterly, and more frequently if specific events warrant.

        As a result of the events in the global fixed-income securities markets, we reviewed the underlying assumptions incorporated in our FIN 46(R) expected loss model. We concluded as of December 31, 2007, that our model assumptions were appropriate and were reflective of market participant assumptions, and appropriately considered the probability of, and potential for, the recurrence of these events.

        If consolidation were to occur because we were determined to be the primary beneficiary of the conduits as defined in FIN 46(R), we would consolidate the conduits' assets and liabilities onto our consolidated balance sheet at fair value. We expect that we would recognize an extraordinary loss on the date of consolidation if the fair value of the conduits' liabilities exceeded the fair value of the conduits' assets, as they do currently. This loss would be recovered back into income over the remaining lives of the assets, assuming that the assets were held to maturity and that we recovered the full principal amount of the securities.

        Purchasing or consolidating all or a significant portion of the assets of the conduits would affect the size and composition of our consolidated balance sheet and alter our financial and regulatory capital ratios, and may affect our earnings. In light of our continued ability to manage the liquidity of the commercial paper, we do not currently anticipate that this action will become necessary. However, for illustrative purposes only, assuming estimated fair values of the conduits' assets as of December 31, 2007, if all of the conduits' assets were purchased under the liquidity asset purchase agreements, or if the conduits' assets and liabilities were consolidated onto our consolidated balance sheet, we estimate that we would recognize an after-tax loss of approximately $530 million in our consolidated statement of income.

        This estimate assumes that all of the conduits, with total assets of approximately $28.76 billion as of December 31, 2007, are consolidated on that date; that the assets of the conduits are recorded at fair value, which is based on State Street's consistent application of its pricing policies for conduit assets; and that the pre-tax loss is tax-effected at a 40% marginal income tax rate. If this consolidation were to occur in the future, or we were required to purchase assets pursuant to the liquidity asset purchase agreements at prices in excess of the fair value of the assets, the ultimate amount of loss will be based upon market conditions at the date such a determination is made, which could differ from the estimate provided above. If the assets were consolidated for accounting purposes pursuant to FIN 46(R), we expect that this loss would be recorded as an extraordinary loss, after income from continuing operations. If we were to purchase the assets under the liquidity asset purchase agreements, to the extent that a loss was incurred, we expect that the loss would be recognized in continuing operations.

        We consider the activities of the conduits in our liquidity management process, as more fully described in the "Liquidity" section of this Management's Discussion and Analysis. We would be able to access multiple sources of liquidity to fund required asset purchases, including sales of other assets, asset repurchase agreements, the issuance of corporate commercial paper, the issuance of bank certificates of deposit and time deposits, and accessing the Federal Reserve discount window or similar facilities in other jurisdictions in which we maintain significant banking operations. The consolidation of the conduits for accounting purposes alone would not require additional funding or liquidity for the conduits to fund their asset portfolios. However, if the reasons for consolidation related to an inability of the conduits to issue commercial paper, the conduits would require additional liquidity.

        If we were required to consolidate the conduits' assets and liabilities, our regulatory capital ratios would be negatively impacted for a period of time. With respect to regulatory capital, the consolidation of the conduits' assets and liabilities would cause a reduction of our tier 1 and total risk-based capital ratios. The impact of consolidation on our tier 1 leverage ratio would be more significant, but the degree of impact would depend on how and when consolidation occurred, since this ratio is a function of our consolidated total average assets over an entire quarter.

        Assuming estimated fair values of the conduits' assets as of December 31, 2007, priced as described above, if all of the conduits' assets and liabilities were consolidated onto our consolidated balance sheet on December 31, 2007, and no other management actions were taken with respect to regulatory capital, the following table presents the estimated impact on State Street's and State Street Bank's regulatory capital ratios.

	State Street		State Street Bank
	Reported as of December 31, 2007	Adjusted as of December 31, 2007	Reported as of December 31, 2007	Adjusted as of December 31, 2007
Tier 1 leverage ratio	5.3%	4.9%	5.5%	5.0%
Tier 1 risk-based capital ratio	11.2	10.3	11.2	10.3
Total risk-based capital ratio	12.7	11.8	12.7	11.8

RECENT ACCOUNTING DEVELOPMENTS

        Information with respect to recent accounting developments is in note 1 of the Notes to Consolidated Financial Statements included in this Form 10-K under Item 8.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information set forth in the "Market Risk" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in this Form 10-K under Item 7, is incorporated by reference herein.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Additional information about restrictions on the transfer of funds from State Street Bank to the parent company is included in this Form 10-K under Item 5, and in the "Financial Condition Capital" section of Management's Discussion and Analysis of Financial Condition and Results of Operations under Item 7.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE SHAREHOLDERS AND BOARD OF DIRECTORS OF
STATE STREET CORPORATION

        We have audited the accompanying consolidated statement of condition of State Street Corporation as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of State Street Corporation at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of State Street Corporation's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2008 expressed an unqualified opinion thereon.

        As discussed in note 1 to the consolidated financial statements, in 2007 the Corporation has adopted Financial Accounting Standards Board Staff Position FAS 13-2, "Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction" and Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes."

Boston, Massachusetts

February 14, 2008

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statement of Income

Years ended December 31,	2007	2006	2005
(Dollars in millions, except per share amounts)
Fee revenue:
Servicing fees	$3,388	$2,723	$2,474
Management fees	1,141	943	751
Trading services	1,152	862	694
Securities finance	681	386	330
Processing fees and other	237	272	302

Total fee revenue	6,599	5,186	4,551
Net interest revenue:
Interest revenue	5,212	4,324	2,930
Interest expense	3,482	3,214	2,023

Net interest revenue	1,730	1,110	907
Provision for loan losses	—	—	—

Net interest revenue after provision for loan losses	1,730	1,110	907
Gains (Losses) on sales of available-for-sale investment securities, net	7	15	(1)
Gain on sale of Private Asset Management business	—	—	16

Total revenue	8,336	6,311	5,473
Operating expenses:
Salaries and employee benefits	3,256	2,652	2,231
Information systems and communications	546	501	486
Transaction processing services	619	496	449
Occupancy	408	373	391
Provision for legal exposure	600	—	—
Merger and integration costs	198	—	—
Other	806	518	484

Total operating expenses	6,433	4,540	4,041

Income from continuing operations before income tax expense	1,903	1,771	1,432
Income tax expense from continuing operations	642	675	487

Income from continuing operations	1,261	1,096	945
Income (Loss) from discontinued operations before income tax expense	—	16	(165)
Income tax expense (benefit) from discontinued operations	—	6	(58)

Income (Loss) from discontinued operations	—	10	(107)

Net income	$1,261	$1,106	$838

Earnings per share from continuing operations:
Basic	$3.50	$3.31	$2.86
Diluted	3.45	3.26	2.82
Income (Loss) per share from discontinued operations:
Basic	—	$.03	$(.33)
Diluted	—	.03	(.32)
Earnings per share:
Basic	$3.50	$3.34	$2.53
Diluted	3.45	3.29	2.50
Average shares outstanding (in thousands):
Basic	360,675	331,350	330,361
Diluted	365,488	335,732	334,636

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statement of Condition

As of December 31,	2007	2006
(Dollars in millions, except per share amounts)
Assets
Cash and due from banks	$4,733	$2,368
Interest-bearing deposits with banks	5,579	5,236
Securities purchased under resale agreements	19,133	14,678
Federal funds sold	4,540	—
Trading account assets	589	785
Investment securities available for sale	70,326	60,445
Investment securities held to maturity (fair value of $4,225 and $4,484)	4,233	4,547
Loans and leases (less allowance of $18)	15,784	8,928
Premises and equipment (net of accumulated depreciation of $2,650 and $2,415)	1,894	1,560
Accrued income receivable	2,096	1,617
Goodwill	4,567	1,384
Other intangible assets	1,990	434
Other assets	7,079	5,371

Total assets	$142,543	$107,353

Liabilities
Deposits:
Noninterest-bearing	$15,039	$10,194
Interest-bearing—U.S.	14,790	1,272
Interest-bearing—Non-U.S.	65,960	54,180

Total deposits	95,789	65,646
Securities sold under repurchase agreements	14,646	19,147
Federal funds purchased	425	2,147
Other short-term borrowings	5,557	2,835
Accrued taxes and other expenses	4,392	3,143
Other liabilities	6,799	4,567
Long-term debt	3,636	2,616

Total liabilities	131,244	100,101
Commitments and contingencies (note 10)
Shareholders' equity
Preferred stock, no par: authorized 3,500,000 shares; issued none
Common stock, $1 par: authorized 750,000,000 shares; issued 398,366,000 and 337,126,000 shares	398	337
Surplus	4,630	399
Retained earnings	7,745	7,030
Accumulated other comprehensive loss	(575)	(224)
Treasury stock, at cost (12,082,000 and 4,688,000 shares)	(899)	(290)

Total shareholders' equity	11,299	7,252

Total liabilities and shareholders' equity	$142,543	$107,353

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statement of Changes in Shareholders' Equity

	COMMON STOCK					TREASURY STOCK
				Retained Earnings	Accumulated Other Comprehensive (Loss) Income
(Dollars in millions, except per share amounts, shares in thousands)	Shares	Amount	Surplus			Shares	Amount	Total
Balance at December 31, 2004	337,126	$337	$289	$5,590	$92	3,481	$(149)	$6,159
Comprehensive income:
Net income				838				838
Change in net unrealized gains/losses on available-for-sale securities, net of related taxes of $(150) and reclassification adjustment					(229)			(229)
Foreign currency translation, net of related taxes of $(54)					(140)			(140)
Change in unrealized gains/losses on hedges of net investments in non-U.S. subsidiaries, net of related taxes of $20					37			37
Change in unrealized gains/losses on cash flow hedges, net of related taxes of $6					9			9

Total comprehensive income				838	(323)			515
Cash dividends declared—$.72 per share				(239)				(239)
Common stock acquired						13,130	(664)	(664)
Common stock issued under SPACES			(73)			(8,712)	418	345
Common stock awards and options exercised, including tax benefit of $20			50			(4,319)	197	247
Other						(79)	4	4

Balance at December 31, 2005	337,126	337	266	6,189	(231)	3,501	(194)	6,367
Comprehensive income:
Net income				1,106				1,106
Change in net unrealized gains/losses on available-for-sale securities, net of related taxes of $40 and reclassification adjustment					58			58
Foreign currency translation, net of related taxes of $56					124			124
Change in unrealized gains/losses on hedges of net investments in non-U.S. subsidiaries, net of related taxes of $(10)					(18)			(18)
Change in minimum pension liability, net of related taxes of $2					4			4
Change in unrealized gains/losses on cash flow hedges, net of related taxes of $2					3			3

Total comprehensive income				1,106	171			1,277
Adjustment to apply provisions of SFAS No. 158, net of related taxes of $(109)					(164)			(164)
Cash dividends declared—$.80 per share				(265)				(265)
Common stock acquired						5,782	(368)	(368)
Common stock received under COVERS contracts			30			1,199	(26)	4
Common stock awards and options exercised, including tax benefit of $43			103			(5,782)	300	403
Other						(12)	(2)	(2)

Balance at December 31, 2006	337,126	337	399	7,030	(224)	4,688	(290)	7,252
Adjustment for effect of applying provisions of FASB Staff Position No. FAS 13-2				(226)				(226)

Adjusted balance at January 1, 2007	337,126	337	399	6,804	(224)	4,688	(290)	7,026
Comprehensive income:
Net income				1,261				1,261
Change in net unrealized gains/losses on available-for-sale securities, net of related taxes of $(276) and reclassification adjustment					(451)			(451)
Change in net unrealized gains/losses on fair value hedges of available-for-sale securities, net of related taxes of $(37)					(55)			(55)
Foreign currency translation, net of related taxes of $62					134			134
Change in unrealized gains/losses on cash flow hedges, net of related taxes of $(7)					(11)			(11)
Change in unrealized gains/losses on hedges of net investments in non-U.S. subsidiaries, net of related taxes of $(4)					(8)			(8)
Change in minimum pension liability, net of related taxes of $28					40			40

Total comprehensive income				1,261	(351)			910
Cash dividends declared—$.88 per share				(320)				(320)
Common stock acquired						13,369	(1,002)	(1,002)
Common stock awards and options exercised, including tax benefit of $52	401	—	65			(5,975)	393	458
Common stock issued in connection with acquisition	60,839	61	4,166					4,227

Balance at December 31, 2007	398,366	$398	$4,630	$7,745	$(575)	12,082	$(899)	$11,299

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statement of Cash Flows

Years ended December 31, (In millions)	2007	2006	2005
Operating Activities:
Net income	$1,261	$1,106	$838
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash adjustments for depreciation, amortization, accretion, provision for loan losses and deferred income tax expense	130	385	499
Income (Loss) from discontinued operations	—	(16)	165
Gain on sale of divested business	—	—	(16)
Securities (gains) losses, net	(7)	(15)	1
Change in trading account assets, net	195	(179)	(19)
Other, net	1,360	(300)	1,015

Net cash provided by operating activities	2,939	981	2,483
Investing Activities:
Net (increase) decrease in interest-bearing deposits with banks	(337)	6,039	9,359
Net (increase) decrease in federal funds sold and securities purchased under resale agreements	(2,832)	(5,999)	9,649
Proceeds from sales of available-for-sale securities	4,731	3,571	3,299
Proceeds from maturities of available-for-sale securities	21,750	16,602	22,129
Purchases of available-for-sale securities	(27,578)	(23,920)	(44,758)
Proceeds from maturities of held-to-maturity securities	859	1,590	1,132
Purchases of held-to-maturity securities	(539)	(1,246)	(4,623)
Net increase in loans	(6,226)	(2,464)	(1,801)
Proceeds from sale of divested business	—	—	16
Business acquisitions, net of cash acquired	(647)	—	(43)
Purchases of equity investments and other long-term assets	(192)	(168)	(55)
Purchases of premises and equipment	(476)	(310)	(314)
Other	95	114	58

Net cash used in investing activities	(11,392)	(6,191)	(5,952)
Financing Activities:
Net increase (decrease) in time deposits	4,158	(1,261)	(5,341)
Net increase in all other deposits	14,617	7,258	9,895
Net decrease in short-term borrowings	(7,794)	(653)	(341)
Proceeds from issuance of long-term debt, net of issuance costs	1,488	—	595
Payments for long-term debt and obligations under capital leases	(533)	(16)	(370)
Proceeds from SPACES, net of issuance costs	—	—	345
Purchases of common stock	(1,002)	(368)	(664)
Proceeds from issuance of common stock for stock awards and options exercised	185	193	231
Payments for cash dividends	(301)	(259)	(232)

Net cash provided by financing activities	10,818	4,894	4,118

Net increase (decrease)	2,365	(316)	649
Cash and due from banks at beginning of year	2,368	2,684	2,035

Cash and due from banks at end of year	$4,733	$2,368	$2,684

Supplemental disclosure:
Interest paid	$3,403	$3,177	$1,965
Income taxes paid	593	533	331
Non-cash investments in capital leases and other premises and equipment	194	109	9
Non-cash acquisitions of investment securities available for sale	—	1,464	—

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1.    Summary of Significant Accounting Policies

        The accounting and financial reporting policies of State Street Corporation conform to accounting principles generally accepted in the United States of America, referred to as "GAAP." Unless otherwise indicated or unless the context requires otherwise, all references in these Notes to Consolidated Financial Statements to "State Street," "we," "us," "our" or similar references mean State Street Corporation and its subsidiaries on a consolidated basis. The parent company is a financial holding company headquartered in Boston, Massachusetts. We report two lines of business:

  •
  Investment Servicing provides services for U.S. mutual funds and collective investment funds, corporate and public retirement plans, insurance companies, foundations, endowments and other investment pools worldwide. Products include custody, product- and participant-level accounting; daily pricing and administration; master trust and master custody; recordkeeping; foreign exchange, brokerage and other trading services; securities finance; deposit and short-term investment facilities; loans and lease financing; investment manager and hedge fund manager operations outsourcing; and performance, risk and compliance analytics to support institutional investors.

  •
  Investment Management offers a broad array of services for managing financial assets, including investment management and investment research services, primarily for institutional investors worldwide. These services include passive and active U.S. and non-U.S. equity and fixed-income strategies, and other related services, such as securities finance.

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

Basis of Presentation:

        Our consolidated financial statements include the accounts of the parent company and its majority-owned subsidiaries, including its principal banking subsidiary, State Street Bank and Trust Company, referred to as "State Street Bank." All material inter-company transactions and balances have been eliminated. Certain previously reported amounts have been reclassified to conform to current year presentation.

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

Securities Purchased Under Resale Agreements and Securities Sold Under Repurchase Agreements:

        U.S. Treasury and federal agency securities, referred to as "U.S. government securities," purchased under resale agreements or sold under repurchase agreements are treated as collateralized financing transactions, and are recorded in our consolidated statement of condition at the amounts at which the securities will be subsequently resold or repurchased, plus accrued interest. Our policy is to take possession or control of securities underlying resale agreements, allowing borrowers the right of collateral substitution and/or short-notice termination. We revalue these securities daily to determine if additional collateral is necessary from the borrower to protect us against credit exposure. We can use these securities as collateral for repurchase agreements. For securities sold under repurchase agreements collateralized by our U.S. government securities portfolio, the dollar value of the U.S. government securities remains in investment securities in our consolidated statement of condition. Where a master netting agreement exists or both parties are members of a common clearing organization, resale and repurchase agreements with the same counterparty or clearing house and maturity date are reported on a net basis.

Investment Securities Available for Sale and Held to Maturity:

        Securities held in our investment securities portfolio are classified at the time of purchase, based on management's intentions, as available for sale or held to maturity. Securities available for sale are those that management intends to hold for an indefinite period of time, including securities used as part of our asset and liability management strategy that may be sold in response to changes in interest rates, pre-payment risk, liquidity needs or other similar factors. Debt and marketable equity securities classified as available for sale are reported at fair value, and after-tax net unrealized gains and losses are reported in accumulated other comprehensive income, a component of shareholders' equity. Gains or losses on sales of available-for-sale securities are computed using the specific identification method. Securities held to maturity are debt securities that management has the positive intent and ability to hold to maturity. Securities classified as held to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts.

        Management reviews the fair value of the portfolio at least quarterly, and evaluates individual securities for declines in fair value that may be other than temporary, considering factors such as current and expected future interest rates, external credit ratings, dividend payments, the performance of underlying collateral, if any, the financial health of the issuer and other pertinent information, including current developments with respect to the issuer, as well as the duration of the decline and management's intent and ability to hold the security. If declines are deemed other than temporary, an impairment loss is recognized and the amortized cost basis of the investment security is written down to its current fair value, which becomes the new cost basis. Other-than-temporary unrealized losses on available-for-sale and held-to-maturity securities, if any, are recorded as a reduction of processing fees and other revenue.

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

Allowance for Loan Losses:

        The adequacy of the allowance for loan losses is evaluated on a regular basis by management. Factors considered in evaluating the adequacy of the allowance include previous loss experience, current economic conditions and adverse situations that may affect the borrower's ability to repay, the estimated value of the underlying collateral and the performance of individual credits in relation to contract terms, and other relevant factors. The provision for loan losses charged to earnings is based upon management's estimate of the amount necessary to maintain the allowance at a level adequate to absorb estimated probable credit losses.

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

Goodwill and Other Intangible Assets:

        Goodwill represents the excess of the cost of an acquisition over the fair value of the net tangible and other intangible assets acquired. Other intangible assets represent purchased assets that can be distinguished from goodwill because of contractual rights or because the asset can be exchanged on its own or in combination with a related contract, asset or liability. Goodwill is not amortized, but is subject to annual impairment tests. Customer relationship intangible assets generally are amortized on a straight-line basis over periods ranging from twelve to twenty years, and core deposit intangible assets over twenty-two years, with amortization expense recorded in other operating expenses. Impairment of goodwill is deemed to exist if the carrying value of a reporting unit, including its allocation of goodwill and other intangible assets, exceeds its estimated fair value. Impairment of other intangibles is deemed to exist if the balance of the other intangible asset exceeds the cumulative net cash inflows related to the asset over its remaining estimated useful life. If it is determined, based on these reviews, that goodwill or other intangible assets are impaired, the value of the goodwill or the other intangible asset is written down through a charge to other operating expenses.

Fee and Net Interest Revenue:

        Fees from investment servicing, investment management, securities finance, trading services and certain types of processing fees and other revenue are recorded based on estimates or specific contractual terms as transactions occur or services are rendered, provided that persuasive evidence exists, the price to the customer is fixed or determinable and collectibility is reasonably assured. Amounts accrued at period-end are recorded in accrued income receivable in our consolidated statement of condition. Investment management performance fees are recorded when earned, based on predetermined benchmarks associated with the applicable fund's performance. Interest revenue on interest-earning assets and interest expense on interest-bearing liabilities is recorded based on the effective yield of the related financial instrument.

Employee Benefits Expense:

        Employee benefits expense includes prior and current service costs of pension and other postretirement benefit plans, which are accrued on a current basis, as well as contributions under defined contribution savings plans, unrestricted awards under other employee compensation plans, and the amortization of restricted stock awards.

Equity-Based Compensation:

        We record compensation expense, equal to the estimated fair value of employee stock options on the grant date, on a straight-line basis over the options' vesting period. We use a Black-Scholes option-pricing model to determine the fair value of the options granted.

        On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment. This standard requires the fair value of all share-based payments to employees, including awards made prior to January 1, 2003, to be recognized in the consolidated statement of income. We elected to use the modified prospective method, under which compensation expense is recorded over the remaining vesting period for only the portion of stock awards not fully vested as of January 1, 2006. The impact of adoption of the standard was not material to our consolidated financial position or results of operations, because the number of options granted prior to January 1, 2003, that were not fully vested as of January 1, 2006, was not significant. In addition, we elected to adopt the alternative transition method prescribed by Financial Accounting Standards Board Staff Position No. FAS 123(R)-3, and reclassified $86 million of tax benefits related to equity-based compensation from a general surplus account to a specifically designated surplus account within shareholders' equity.

        The following table illustrates the pro forma effect on net income and earnings per share as if all outstanding and unvested stock options in 2005 were accounted for using estimated fair value.

Year ended December 31,	2005
(In millions, except per share amounts)
Net income as reported	$838
Add: Stock option compensation expense included in reported net income, net of related taxes	20
Deduct: Total stock option compensation expense determined under fair value method for all awards, net of related taxes	(27)

Pro forma net income	$831

Earnings per share:
Basic—as reported	$2.53
Basic—pro forma	2.51
Diluted—as reported	2.50
Diluted—pro forma	2.48

Income Taxes:

        We use an asset and liability approach to account for income taxes. Our objective is to recognize the amount of taxes payable or refundable for the current year through charges or credits to the current tax provision, and to recognize deferred tax assets and liabilities for the future tax consequences resulting from temporary differences between the amounts reported in the consolidated financial statements and their respective tax bases. The measurement of tax assets and liabilities is based on enacted tax laws and applicable tax rates. The financial statement effects of a tax position are recognized when we believe it more likely than not that the position will be sustained. A deferred tax valuation allowance is established if it is considered more likely than not that all or a portion of the deferred tax assets will not be realized.

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

Special Purpose Entities:

        We are involved with various legal forms of special purpose entities, or SPEs, in the normal course of our business.

        We use trusts to structure and sell certificated interests in pools of tax-exempt investment-grade assets principally to our mutual fund customers. These trusts are recorded in our consolidated financial statements. We transfer assets to these trusts, which are legally isolated from us, from our investment securities portfolio at adjusted book value. The trusts finance the acquisition of these assets by selling certificated interests issued by the trusts to third-party investors. The investment securities of the trusts are carried in investments securities available for sale at fair value. The certificated interests are carried in other short-term borrowings at the amount owed to the third-party investors. The interest revenue and interest expense generated by the investments and certificated interests, respectively, are recorded in net interest revenue when earned or incurred.

        We use conduits in connection with an asset-backed commercial paper program that provides short-term investments for our customers. The conduits, which are administered by us, are third-party owned and are structured as bankruptcy-remote limited liability companies. The conduits purchase financial assets with various asset classifications from a variety of third-parties and fund those purchases by issuing commercial paper. We do not sell our own assets to these conduits. These conduits typically meet the definition of a variable interest entity, or VIE, as defined by FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51. We have determined that we are not the primary beneficiary of the conduits, as defined by FIN 46(R), and do not record them in our consolidated financial statements. We periodically re-assess this determination, using a financial model, referred to as an "expected loss model," to ensure that consolidation is not required pursuant to FIN 46(R).

        The primary beneficiary is the party that has one or more variable interests that will absorb a majority of a VIE's expected losses, receive a majority of the VIE's expected residual returns, or both. If we were to determine that we were the primary beneficiary of the conduits, we would consolidate them. We apply the expected loss model to the conduits to determine the primary beneficiaries of conduits meeting the definition of variable interest entities. Variabilities factored into the model include basis risk and credit risk, which are then allocated to the variable interest holders to determine which of those variable interest holders is the primary beneficiary. We hold no equity ownership interest in these conduits.

        Investors in commercial paper issued by the conduits benefit from the liquidity support provided to the conduits, the majority of which is provided by us in the form of liquidity asset purchase agreements and backup liquidity lines of credit. We also provide direct credit support to the conduits in the form of standby letters of credit. Liquidity asset purchase agreements, backup liquidity lines of credit and standby letters of credit are not recorded in our consolidated financial statements but are reported as off-balance sheet commitments. We receive fees for providing administrative services to the conduits, as well as liquidity and direct credit support, all of which are based on market price and are recorded in processing fees and other revenue when earned.

        We manage the collateral in certain third-party investment vehicles, referred to as CDOs, which structure and sell debt and equity securities to investors. These CDOs purchase a portfolio of diversified assets and fund these asset purchases through the issuance of several tranches of debt and equity, the repayment and return of which are linked to the performance of the assets in the CDO. Typically, our involvement is only as collateral manager. We may also invest in a small percentage of the debt issued. These CDOs typically meet the definition of a variable interest entity as defined by FIN 46(R). We have determined that we are not the primary beneficiary of these CDOs, and do not record them in our consolidated financial statements. We receive fees for asset management services provided to the CDOs, which are based on market price and are recorded in processing fees and other revenue when earned.

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

        We record derivatives in our consolidated statement of condition at their fair value. On the date a derivative contract is entered into, we designate the derivative as: (1) a hedge of the fair value of a recognized fixed-rate asset or liability or of an unrecognized firm commitment (a "fair value" hedge); (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized variable-rate asset or liability (a "cash flow" hedge); (3) a foreign currency fair value or cash flow hedge (a "foreign currency" hedge); (4) a hedge of a net investment in a non-U.S. operation; or (5) held for trading purposes ("trading" instruments).

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

Recent Accounting Developments:

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as "noncontrolling interests" and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. The provisions of this standard are effective beginning January 1, 2009. We are currently evaluating the potential impact of adoption of this standard on our consolidated financial position and results of operations.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. SFAS No. 141(R) will significantly change the accounting for business combinations in a number of areas, including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development costs and restructuring costs. In addition, under SFAS No. 141(R), changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. The provisions of this standard are effective beginning January 1, 2009. We are currently evaluating the potential impact of adoption of this new standard on our consolidated financial position and results of operations.

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

        The standard does not eliminate disclosures required by SFAS No. 107, Disclosures About Fair Value of Financial Instruments, or SFAS No. 157, Fair Value Measurements, the latter of which is described below. The provisions of the standard were effective for our consolidated financial statements beginning January 1, 2008. We have not elected the fair value option under SFAS No. 159, but may elect to do so in future periods.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This new standard defines fair value, establishes a framework for measuring fair value in conformity with GAAP, and expands disclosures about fair value measurements. Prior to this standard, there were varying definitions of fair value, and the limited guidance for applying those definitions under GAAP was dispersed among the many accounting pronouncements that require fair value measurements. The new standard defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

        The standard applies under other accounting pronouncements that require or permit fair value measurements, since the FASB previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. As a result, the new standard does not establish any new fair value measurements itself, but applies to other accounting standards that require the use of fair value for recognition or disclosure. In particular, the framework in the new standard will be required for financial instruments for which fair value is elected, such as under the newly issued SFAS No. 159, discussed above.

        The new standard requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial instruments carried at fair value will be classified and disclosed in one of the three categories in accordance with the hierarchy. The three levels of the fair value hierarchy are:

  •
  level 1: Quoted market prices for identical assets or liabilities in active markets;

  •
  level 2: Observable market-based inputs or unobservable inputs corroborated by market data; and

  •
  level 3: Unobservable inputs that are not corroborated by market data.

        In addition, the standard requires enhanced disclosure with respect to the activities of those financial instruments classified within the level 3 category, including a roll-forward analysis of fair value balance sheet amounts for each major category of assets and liabilities and disclosure of the unrealized gains and losses for level 3 positions held at the reporting date.

        The standard is intended to increase consistency and comparability in fair value measurements and disclosures about fair value measurements, and encourages entities to combine the fair value information disclosed under the standard with the fair value information disclosed under other accounting pronouncements, including SFAS No. 107, Disclosures about Fair Value of Financial Instruments, where practicable. The provisions of this standard were effective beginning January 1, 2008. Our adoption of the standard's provisions did not materially impact our consolidated financial position and results of operations. We will provide the disclosures required by the new standard in our first quarter 2008 Form 10-Q.

        In July 2006, the FASB issued FASB Staff Position No. FAS 13-2, Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction. The Staff Position, the provisions of which were applied on January 1, 2007, requires that the recognition of lease income over the term of a lease be recalculated if a change in the expected timing of tax-related cash flows occurs. Our application of the Staff Position's provisions to certain of our leveraged leases resulted in a cumulative after-tax reduction of the beginning balance of retained earnings on January 1, 2007 of approximately $226 million. Future income from the affected leases is expected to increase over the remaining terms of the affected leases by an amount approximately equal to the after-tax reduction.

        In July 2006, to improve comparability in the reporting of income tax assets and liabilities in the absence of guidance in existing income tax accounting standards, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. Generally, this Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with existing income tax accounting standards, and prescribes certain thresholds and attributes for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The provisions of the Interpretation were applied on January 1, 2007, and did not have a material impact on our consolidated financial position or results of operations. Disclosures required by the Interpretation are provided in note 20.

Note 2.    Acquisitions and Divestitures

        On July 2, 2007, we completed our acquisition of Investors Financial Services Corp., a bank holding company based in Boston, Massachusetts with approximately $17 billion in total assets and approximately $1.9 trillion in assets under custody. We acquired Investors Financial in order to enhance our position as a worldwide service provider to institutional investors. We exchanged approximately 60.8 million shares of our common stock, with an aggregate value of approximately $4.2 billion, for all of the outstanding common stock of Investors Financial. Financial results of the acquired Investors Financial business are included in our consolidated financial statements beginning on July 2, 2007.

        As presented in the following table, the purchase price was allocated to the assets acquired and the liabilities assumed based on their fair values at the acquisition date. Customer relationship and core deposit intangible assets are being amortized on a straight-line basis over 20 years and 22 years, respectively. Additional information about goodwill and other intangible assets is in note 5.

(Dollars in millions, except per share amounts)
Purchase price
Investors Financial common stock exchanged (in thousands)	67,152
Exchange ratio	.906

Total shares of State Street common stock exchanged (in thousands)	60,839
Purchase price per share of State Street common stock(1)	$69.488

Total value of State Street common stock exchanged		$4,227
Cash settlement of outstanding Investors Financial common stock options		143
State Street direct acquisition-related costs		30
Vesting of restricted common stock exchanged at closing		4

Total purchase price		$4,404
Allocation of purchase price
Investors Financial shareholders' equity		$999
Write-off of Investors Financial goodwill and other intangible assets		(80)
Estimated adjustments to reflect assets acquired and liabilities assumed at fair value:
Write-down of securities held to maturity		(32)
Current tax receivable		14
Write-off of capitalized software, long-lived assets and other assets and liabilities, net		(107)
Customer relationship intangible asset		920
Core deposit intangible asset		500
Operating lease intangible asset		13
Exit and termination liabilities		(67)
Lease-related liabilities		29
Deferred tax liability, net		(495)

Estimated fair value of net assets acquired		1,694

Goodwill resulting from acquisition		$2,710

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

	Years ended December 31,
(Dollars in millions, except per share amounts)	2007	2006
Total fee revenue	$6,966	$5,822
Net interest revenue	1,832	1,274
Gains on sales of available-for-sale investment securities, net	7	18

Total revenue	8,805	7,114
Total operating expenses	6,831	5,187

Income from continuing operations before income tax expense	1,974	1,927
Income tax expense from continuing operations	666	721

Income from continuing operations	$1,308	$1,206

Earnings per share from continuing operations:
Basic	$3.35	$3.08
Diluted	3.30	3.04
Average shares outstanding (in thousands):
Basic	390,565	390,901
Diluted	396,734	396,881

        During the second half of 2007, in connection with the acquisition, we recorded merger and integration costs of approximately $198 million in our consolidated statement of income. These costs consisted only of direct and incremental costs to integrate the acquired Investors Financial business into our operations. These costs do not include on-going expenses of the combined organization.

(In millions)
Lease termination	$91
Retention and other compensation	42
System and customer integration	22
Other	23

178
Premium associated with redemption of State Street junior subordinated debentures	20

Total merger and integration costs	$198

        In connection with the acquisition, we recorded liabilities for exit and termination costs related to the acquired Investors Financial business of approximately $67 million. These costs were recorded as part of the purchase price, and resulted in additional goodwill. Payment of liabilities associated with contract terminations and severance is expected to be substantially completed by the end of 2008. The liability related to lease abandonments will be amortized over the term of the related leases, which is approximately twelve years.

        The following table presents activity related to these liabilities for 2007.

(In millions)	Contract terminations	Severance	Lease abandonments	Total
Balance on July 2, 2007	$10	$26	$31	$67
Payments	—	6	—	6

Balance at end of year	$10	$20	$31	$61

        In March 2007, we completed our acquisition of Currenex, Inc., an independently owned electronic foreign exchange trading platform. We paid approximately $564 million, net of liabilities assumed, and recorded the following significant assets: goodwill—$437 million; customer relationship and other intangible assets—$174 million; and other tangible assets—$25 million. The customer relationship and other intangible assets are being amortized on a straight-line basis over periods ranging from eight to twelve years. Financial results of Currenex are included in the accompanying consolidated financial statements beginning on March 2, 2007.

        During the first quarter of 2006, we agreed to a plan of sale to finalize the divestiture of our ownership interest in Bel Air Investment Advisors LLC, and recorded income of approximately $16 million, or $10 million after-tax, related to the finalization of legal, selling and other costs recorded in connection with the divestiture. We completed the divestiture in July 2006.

Note 3.    Investment Securities

	2007				2006
		Gross Unrealized				Gross Unrealized
	Amortized Cost			Fair Value	Amortized Cost			Fair Value
(In millions)		Gains	Losses			Gains	Losses
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$8,163	$32	$14	$8,181	$7,701		$89	$7,612
Mortgage-backed securities	14,631	54	100	14,585	11,685	$15	246	11,454
Asset-backed securities	26,100	2	1,033	25,069	25,646	28	40	25,634
Collateralized mortgage obligations	12,018	41	167	11,892	8,538	17	79	8,476
State and political subdivisions	5,756	79	22	5,813	3,740	20	11	3,749
Other debt investments	4,041	27	27	4,041	3,043	7	23	3,027
Money-market mutual funds	243	—	—	243	201	—	—	201
Other equity securities	479	24	1	502	269	24	1	292

Total	$71,431	$259	$1,364	$70,326	$60,823	$111	$489	$60,445

Held to maturity:
U.S. Treasury and federal agencies:
Direct obligations	$757	$9	$1	$765	$846		$15	$831
Mortgage-backed securities	940	7	6	941	1,084	$5	17	1,072
Collateralized mortgage obligations	2,190	5	24	2,171	2,357	5	41	2,321
Other investments	346	2	—	348	260	1	1	260

Total	$4,233	$23	$31	$4,225	$4,547	$11	$74	$4,484

        Aggregate investment securities carried at $39.84 billion and $23.28 billion at December 31, 2007 and 2006, respectively, were designated as pledged for public and trust deposits, short-term borrowings and for other purposes as provided by law.

        Gross unrealized losses on investment securities on a pre-tax basis consisted of the following as of December 31, 2007:

	Less than 12 continuous months		12 continuous months or longer		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and federal agencies:
Direct obligations	$2,414	$11	$1,350	$4	$3,764	$15
Mortgage-backed securities	2,501	19	6,682	87	9,183	106
Asset-backed securities	2,277	46	20,965	987	23,242	1,033
Collateralized mortgage obligations	2,603	53	7,388	138	9,991	191
State and political subdivisions	1,010	20	134	2	1,144	22
Other debt investments	758	9	928	18	1,686	27
Other equity securities	18	1	—	—	18	1

Total	$11,581	$159	$37,447	$1,236	$49,028	$1,395

        As described in note 1, management periodically reviews the investment securities portfolio to determine if other-than-temporary impairment has occurred. This review encompasses all investment securities and includes such quantitative factors as current and expected future interest rates, the length of time the cost basis has exceeded the fair value and the severity of the impairment measured as the ratio of fair value to amortized cost, and includes all investment securities for which we have issuer-specific concerns regardless of quantitative factors. After a full review of all investment securities, taking into consideration current economic conditions, adverse situations that might affect our ability to fully collect interest and principal, the timing of future payments, the credit quality and performance of the underlying collateral of asset-backed securities, and other relevant factors, management considers the aggregate decline in fair value and the resulting gross unrealized losses of $1.40 billion on 2,702 securities at December 31, 2007 to be temporary. The losses are not considered to be the result of any material changes in the credit characteristics of the investment securities. Management has the ability and the intent to hold the securities until recovery in market value.

        Gross gains and losses realized from sales of available-for-sale securities were as follows for the years indicated:

(In millions)	2007	2006	2005
Gross gains	$24	$33	$9
Gross losses	17	18	10

Net gains (losses)	$7	$15	$(1)

        Contractual maturities of debt investment securities were as follows as of December 31, 2007:

(In millions)	Under 1 Year	1 to 5 Years	6 to 10 Years	Over 10 Years
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$5,683	$1,072	$520	$906
Mortgage-backed securities	116	1,384	4,152	8,933
Asset-backed securities	1,304	11,321	8,223	4,221
Collateralized mortgage obligations	170	3,156	3,617	4,949
State and political subdivisions	370	1,997	1,644	1,802
Other investments	1,686	1,405	906	44

Total	$9,329	$20,335	$19,062	$20,855

Held to maturity:
U.S. Treasury and federal agencies:
Direct obligations	$256	$501
Mortgage-backed securities	—	30	$329	$581
Collateralized mortgage obligations	—	725	970	495
Other investments	163	119	61	3

Total	$419	$1,375	$1,360	$1,079

        The maturities of asset-backed securities, mortgage-backed securities and collateralized mortgage obligations are based upon expected principal payments.

Note 4.    Loans and Lease Financing

(In millions)	2007	2006
Commercial and financial:
U.S.	$9,402	$3,480
Non-U.S.	4,420	3,137
Lease financing:
U.S.	396	415
Non-U.S.	1,584	1,914

Total loans	15,802	8,946
Less allowance for loan losses	(18)	(18)

Net loans	$15,784	$8,928

        Aggregate securities settlement advances and overdrafts included in commercial and financial loans in the table above were $11.65 billion and $5.69 billion at December 31, 2007 and 2006, respectively.

        The components of the net investment in leveraged leases were as follows as of December 31:

(In millions)	2007	2006
Net rental income receivable	$3,264	$3,272
Estimated residual values	222	196
Unearned income	(1,506)	(1,139)

Investment in leveraged leases	1,980	2,329
Less related deferred income taxes	(1,177)	(1,779)

Net investment in leveraged leases	$803	$550

        Changes in the allowance for loan losses were as follows for the years ended December 31:

(In millions)	2007	2006	2005
Balance at beginning of year	$18	$18	$18
Provision for loan losses	—	—	—
Reclassification	—	—	—

Balance at end of year	$18	$18	$18

Note 5.    Goodwill and Other Intangible Assets

        Changes in the carrying amount of goodwill were as follows for the years ended December 31:

(In millions)	Investment Servicing	Investment Management	Total
Balance at December 31, 2005	$1,330	$7	$1,337
Foreign currency translation adjustments	46	1	47

Balance at December 31, 2006	1,376	8	1,384
Acquisition of Currenex	437	—	437
Acquisition of Investors Financial	2,710	—	2,710
Other acquisitions	26	—	26
Foreign currency translation adjustments	10	—	10

Balance at December 31, 2007	$4,559	$8	$4,567

        The gross carrying amount and accumulated amortization of other intangible assets were as follows as of December 31:

	2007			2006
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$1,695	$(253)	$1,442	$564	$(170)	$394
Core deposits	500	(11)	489	—	—	—
Other	75	(16)	59	50	(10)	40

Total	$2,270	$(280)	$1,990	$614	$(180)	$434

        Amortization expense related to other intangible assets was $92 million, $43 million and $43 million for the years ended December 31, 2007, 2006 and 2005, respectively. Expected amortization expense for intangibles held at December 31, 2007 is $132 million for 2008 and 2009, $130 million for 2010, and $128 million for 2011 and 2012.

Note 6.    Other Assets

        Other assets consisted of the following as of December 31:

(In millions)	2007	2006
Unrealized gains on derivative financial instruments	$4,513	$3,060
Equity investments in unconsolidated subsidiaries	398	336
Prepaid pension expense	93	53
Other	2,075	1,922

Total	$7,079	$5,371

Note 7.    Deposits

        At December 31, 2007 and 2006, we had $20.90 billion and $16.74 billion, respectively, of time deposits outstanding. Non-U.S. time deposits were $3.71 billion and $6.80 billion at December 31, 2007 and 2006, respectively. Substantially all U.S. and non-U.S. time deposits were in amounts of $100,000 or more. The scheduled maturities of time deposits were as follows at December 31, 2007:

(In millions)
2008	$20,712
2009	172
2010	7
2011	5
2012	—
After 2012	—

Total	$20,896

        At December 31, 2007, the scheduled maturities of U.S. time deposits were as follows:

(In millions)
3 months or less	$17,010
4 months to a year	3
Over one year	177

Total	$17,190

Note 8.    Short-Term Borrowings

        Our short-term borrowings include securities sold under repurchase agreements, federal funds purchased and other short-term borrowings, including commercial paper. Collectively, short-term borrowings had weighted-average interest rates of 4.36% and 4.46% for the years ended December 31, 2007 and 2006, respectively.

        The following table reflects the amounts outstanding and weighted-average interest rates of the primary components of short-term borrowings as of and for the years ended December 31:

	Federal Funds Purchased			Securities Sold Under Repurchase Agreements
(Dollars in millions)	2007	2006	2005	2007	2006	2005
Balance at December 31	$425	$2,147	$1,204	$14,646	$19,147	$20,895
Maximum outstanding at any month end	5,007	8,040	3,982	20,108	23,024	24,690
Average outstanding during the year	1,667	2,777	2,306	16,132	20,883	22,432
Weighted average interest rate at end of year	3.06%	5.18%	4.08%	3.40%	4.43%	3.79%
Weighted average interest rate during the year	5.15	5.04	3.23	4.35	4.38	2.73

        Securities sold under repurchase agreements included the following at December 31, 2007:

(In millions)
Collateralized with securities purchased under resale agreements	$9,354
Collateralized with investment securities	5,292

Total	$14,646

        The obligations to repurchase securities sold are recorded as a liability in our consolidated statement of condition. U.S. government securities with a fair value of $5.48 billion underlying the repurchase agreements remained in investment securities. Information about these U.S. government securities and the related repurchase agreements, including accrued interest, as of December 31, 2007, is presented in the following table. The table excludes repurchase agreements collateralized with securities purchased under resale agreements.

	U.S. Government Securities Sold		Repurchase Agreements
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Rate
Overnight maturity	$5,395	$5,479	$5,292	3.40%

        During 2005, we entered into an agreement with a clearing organization that enables us to net all securities purchased under resale agreements and sold under repurchase agreements with counterparties that are also members of this organization. As a result of netting, the average balances of securities purchased under resale agreements and securities sold under repurchase agreements were each reduced by $13.38 billion for 2007 and $6.41 billion for 2006.

        Other short-term borrowings at December 31, 2007 and 2006, included $3.08 billion and $1.79 billion, respectively, of certificated interests related to our tax-exempt investment program, which is discussed in note 11.

        We maintain a commercial paper program under which we can issue up to $3 billion with original maturities of up to 270 days from the date of issue. At December 31, 2007 and 2006, $2.36 billion and $998 million, respectively, of commercial paper were outstanding. In addition, State Street Bank has authority to issue bank notes up to an aggregate of $750 million with original maturities ranging from 14 days to five years. At December 31, 2007 and 2006, no notes payable were outstanding, and at December 31, 2007, all $750 million was available for issuance.

        State Street Bank maintains a line of credit of CAD $800 million, or approximately $805 million, to support its Canadian securities processing operations. The line of credit has no stated termination date and is cancelable by either party with prior notice. At December 31, 2007, no balance was due on this line of credit.

Note 9.    Long-Term Debt

(Dollars in millions)	2007	2006
Statutory business trusts:
Floating-rate subordinated notes due to State Street Capital Trust IV in 2067	$800
8.035% subordinated notes due to State Street Capital Trust B in 2027	—	$309
7.94% subordinated notes due to State Street Capital Trust A in 2026	—	206
Floating-rate subordinated notes due to State Street Capital Trust I in 2028(2)	155	155
9.77% subordinated notes due to Investors Capital Trust I in 2027	25	—
Parent company and non-bank subsidiary issuances:
Long-term capital lease	486	501
5.375% notes due 2017	450	—
7.65% subordinated notes due 2010(1)	304	294
Floating-rate notes due 2012	250	—
7.35% notes due 2026	150	150
9.50% mortgage note due 2009	3	6
State Street Bank issuances:
5.25% subordinated notes due 2018(1)	413	396
5.30% subordinated notes due 2016	400	399
Floating-rate subordinated notes due 2015(2)	200	200

Total long-term debt	$3,636	$2,616

(1)
We have entered into various interest-rate swap contracts to modify our interest expense on certain subordinated notes from a fixed rate to a floating rate. These swaps are recorded as fair value hedges, and at December 31, 2007 and 2006, we recorded an increase of $19 million and a decrease of $9 million, respectively, in the carrying value of long-term debt.

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

Statutory Business Trusts:

        As of December 31, 2007, we had three statutory business trusts, State Street Capital Trusts I and IV, and Investors Capital Trust I, which as of December 31, 2007, collectively had issued $975 million of cumulative quarterly income trust preferred capital securities.

        Proceeds received by the trusts from their capitalization and from their capital securities issuances are invested in junior subordinated debentures issued by the parent company. The junior subordinated debentures are the sole assets of the trusts. The trusts are wholly-owned by us; however, we do not consolidate the trusts under existing accounting standards.

        Payments made by the trusts on the capital securities are dependent on our payments made to the trusts on the junior subordinated debentures. Our fulfillment of these commitments has the effect of providing a full, irrevocable and unconditional guarantee of the trusts' obligations under the capital securities. While the capital securities issued by the trusts are not recorded in our consolidated statement of condition, the junior subordinated debentures qualify for inclusion in tier 1 regulatory capital under federal regulatory capital guidelines. Information about restrictions on our ability to obtain funds from our subsidiary banks is in note 14.

        Interest paid on the debentures is recorded in interest expense. Distributions on the capital securities are payable from interest payments received on the debentures and are due quarterly by State Street Capital Trusts I and IV, subject to deferral for up to five years under certain conditions. The capital securities are subject to mandatory redemption in whole at the stated maturity upon repayment of the debentures, with an option by us to redeem the debentures at any time upon the occurrence of certain tax events or changes to tax treatment, investment company regulation or capital treatment; or at any time after May 15, 2008 for the Capital Trust I securities and any time after June 15, 2012 for the Capital Trust IV securities. Redemptions are subject to federal regulatory approval.

        In April 2007, State Street Capital Trust IV, a Delaware statutory trust wholly owned by the parent company, issued $800 million in aggregate liquidation amount of floating-rate capital securities and used the proceeds to purchase a like amount of floating-rate junior subordinated debentures from the parent company. The capital securities represent an undivided preferred beneficial interest in those junior subordinated debentures, which are the only assets of the trust. The junior subordinated debentures have an initial scheduled maturity in June 2037 and an initial final repayment date in June 2067, each of which we may extend by ten years in specified circumstances. In accordance with existing accounting standards, we did not record the trust in our consolidated financial statements. The junior subordinated debentures qualify for inclusion in tier 1 regulatory capital.

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

        In July 2007, we redeemed an aggregate of $500 million of unsecured junior subordinated debentures issued by the parent company to two of our statutory business trusts, State Street Capital Trusts A and B, composed of $200 million of 7.94% debentures issued in 1996 and $300 million of 8.035% debentures issued in 1997. We paid the trusts the outstanding amount on the debentures plus accrued interest and an aggregate redemption premium of approximately $20 million. This redemption premium was included in the merger and integration costs which were recorded during the second half of 2007 in connection with the Investors Financial acquisition.

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

        In January 2008, State Street Capital Trust III, a Delaware statutory trust wholly owned by the parent company, issued $500 million in aggregate liquidation amount of 8.250% fixed-to-floating rate normal automatic preferred enhanced capital securities, referred to as "normal APEX," and used the proceeds to purchase a like amount of remarketable 6.001% junior subordinated debentures due 2042 from the parent company. In addition, the trust entered into stock purchase contracts with the parent company under which the trust agrees to purchase, and the parent company agrees to sell, on the stock purchase date, a like amount in aggregate liquidation amount of the parent company's non-cumulative perpetual preferred stock, series A, $100,000 liquidation preference per share. State Street will make contract payments to the trust at an annual rate of 2.249% of the stated amount of $100,000 per stock purchase contract. The normal APEX are beneficial interests in the trust. The trust will pass through, as distributions on or the redemption price of normal APEX, amounts that it receives on its assets that are the corresponding assets for the normal APEX. The corresponding assets for each normal APEX, $1,000 liquidation amount, initially are $1,000 principal amount of the 6.001% junior subordinated debentures and a 1/100th, or a $1,000, interest in a stock purchase contract for the purchase and sale of one share of the Series A preferred stock for $100,000. The stock purchase date is expected to be March 15, 2011, but it may occur on an earlier date or as late as March 15, 2012. From and after the stock purchase date, the corresponding asset for each normal APEX will be a 1/100th, or a $1,000, interest in one share of the Series A preferred stock. In accordance with existing accounting standards, we did not record the trust in our consolidated financial statements. The junior subordinated debentures qualify for inclusion in tier 1 regulatory capital.

Parent Company and Non-Bank Subsidiary Issuances:

        At December 31, 2007 and 2006, $486 million and $501 million, respectively, were included in long-term debt related to the capital leases for One Lincoln Street and the One Lincoln Street parking garage. See note 18 for additional information. The 7.65% subordinated notes due 2010 qualify as tier 2 regulatory capital under federal regulatory capital guidelines. The 7.35% notes are unsecured. The 9.50% mortgage note was fully collateralized by property at December 31, 2005. The scheduled principal payments for the next two years are $3 million for 2008 and less than $1 million for 2009, at which time the debt will be entirely paid off.

        In April 2007, the parent company issued $700 million of senior debt, consisting of $250 million of floating-rate notes due in 2012 and $450 million of 5.375% notes due in 2017. Interest on the floating-rate notes will be paid quarterly, and on the 5.375% notes will be paid semi-annually. Neither the floating-rate notes nor the 5.375% notes may be redeemed prior to maturity. Both the floating-rate notes and the 5.375% notes are unsecured.

State Street Bank Issuances:

        State Street Bank has authority to issue up to an aggregate of $1 billion of subordinated fixed-rate, floating-rate or zero-coupon bank notes with a maturity of five to fifteen years. With respect to the 5.25% subordinated bank notes due 2018, State Street Bank is required to make semi-annual interest payments on the outstanding principal balance of the notes on April 15 and October 15 of each year, and the notes qualify for inclusion in tier 2 regulatory capital.

        With respect to the 5.30% subordinated notes due 2016 and the floating-rate subordinated notes due 2015, State Street Bank is required to make semi-annual interest payments on the outstanding principal balance of the 5.30% notes on January 15 and July 15 of each year beginning in July 2006, and quarterly interest payments on the outstanding principal balance of the floating-rate notes on March 8, June 8, September 8 and December 8 of each year beginning in March 2006. The notes qualify for inclusion in tier 2 regulatory capital.

Note 10.    Commitments and Contingencies

Off-Balance Sheet Commitments and Contingencies:

        Credit-related financial instruments include indemnified securities financing, unfunded commitments to extend credit or purchase assets and standby letters of credit. The total potential loss on unfunded commitments, standby letters of credit and securities finance indemnifications is equal to the total contractual amount, which does not consider the value of any collateral.

        The following is a summary of the contractual amount of credit-related, off-balance sheet financial instruments at December 31. Amounts reported do not reflect participations to independent third parties.

(In millions)	2007	2006
Indemnified securities financing	$558,368	$506,032
Liquidity asset purchase agreements	35,339	30,251
Unfunded commitments to extend credit	17,533	16,354
Standby letters of credit	4,711	4,926

        On behalf of our customers, we lend their securities to creditworthy brokers and other institutions. In certain circumstances, we may indemnify our customers for the fair market value of those securities against a failure of the borrower to return such securities. Collateral funds received in connection with our securities finance services are held by us as agent and are not recorded in our consolidated statement of condition. We require the borrowers to provide collateral in an amount equal to or in excess of 100% of the fair market value of the securities borrowed. The borrowed securities are revalued daily to determine if additional collateral is necessary. In this regard, we held, as agent, cash and U.S. government securities totaling $572.93 billion and $527.37 billion as collateral for indemnified securities on loan at December 31, 2007 and 2006, respectively.

        Approximately 82% of the unfunded commitments to extend credit and liquidity asset purchase agreements expire within one year from the date of issue. Since many of the commitments are expected to expire or renew without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

        In the normal course of business, we provide liquidity and credit enhancements to asset-backed commercial paper programs, referred to as "conduits." These conduits are described in note 11. The commercial paper issuances and commitments of the conduits to provide funding are supported by liquidity asset purchase agreements and backup liquidity lines of credit, the majority of which are provided by us. In addition, we provide direct credit support to the conduits in the form of standby letters of credit. Our commitments under liquidity asset purchase agreements and back-up lines of credit totaled $28.37 billion at December 31, 2007, and are included in the preceding table. Our commitments under standby letters of credit totaled $1.04 billion at December 31, 2007, and are also included in the preceding table.

        Deterioration in asset performance or certain other factors affecting the liquidity of the commercial paper may shift the asset risk from the commercial paper investors to us as the liquidity or credit enhancement provider. In addition, the conduits may need to draw upon the back-up facilities to repay maturing commercial paper. In these instances, we would either acquire the assets of the conduits or make loans to the conduits secured by the conduits' assets.

        In the normal course of business, we offer products that provide book value protection primarily to plan participants in stable value funds of postretirement defined contribution benefit plans, particularly 401(k) plans. The book value protection is provided on portfolios of intermediate, investment grade fixed-income securities, and is intended to provide safety and stable growth of principal invested. The protection is intended to cover any shortfall in the event that a significant number of plan participants withdraw funds when book value exceeds market value and the liquidation of the assets is not sufficient to redeem the participants. To manage our exposure, we impose significant restrictions and constraints on the timing and cause of the withdrawals, the manner in which the portfolio is liquidated and the funds are accessed, and the investment parameters of the underlying portfolio. These constraints, combined with structural protections, are designed to provide adequate cushion and guard against payments even under extreme stress scenarios. As of December 31, 2007 and 2006, the notional amount of these guarantees totaled $44.99 billion and $38.37 billion, respectively. As of December 31, 2007, we have not made a payment under these products, and management believes that the probability of payment under these guarantees is remote.

        In the normal course of business, we hold assets under custody and management in a custodial or fiduciary capacity. Management conducts regular reviews of its responsibilities in this regard and considers the results in preparing the consolidated financial statements. In this regard, in the opinion of management, no contingent liabilities existed at December 31, 2007, that would have had a material adverse effect on State Street's consolidated financial position or results of operations.

Legal Proceedings:

        Several customers have filed litigation claims against us, some of which are putative class actions purportedly on behalf of customers invested in certain of State Street Global Advisors', or "SSgA's", active fixed-income strategies. These claims related to investment losses in one or more of SSgA's strategies that included sub-prime investments. In December 2007, we established a reserve of approximately $625 million to address legal exposure associated with the under-performance of certain active fixed-income strategies managed by SSgA and customer concerns as to whether the execution of these strategies was consistent with the customers' investment intent. These strategies were adversely impacted by exposure to, and the lack of liquidity in, sub-prime mortgage markets that resulted from the disruption in the global securities markets during the second half of 2007. After payments for settlement agreements, the reserve totaled approximately $609 million at December 31, 2007.

        We are involved in various industry-related and other regulatory, governmental and law enforcement inquiries and subpoenas, as well as legal proceedings including the proceedings related to SSgA's active fixed-income strategies referenced above, that arise in the normal course of business. In the opinion of management, after discussion with counsel, these regulatory, governmental and law enforcement inquiries and subpoenas and legal proceedings can be defended or resolved without a material adverse effect on our consolidated financial position or results of operations in future periods.

Tax Contingencies:

        In the normal course of business, we are subject to challenges from U.S. and non-U.S. income tax authorities regarding the amount of taxes due. These challenges may result in adjustments to the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions.

        As a result of its review of our 1997 - 1999 income tax returns, the IRS proposed to disallow tax losses resulting from leveraged leases known as lease-in, lease-out, or LILO, transactions. We appealed the disallowance and finalized a settlement with the IRS during the fourth quarter of 2007. We had sufficient reserves to cover the final settlement agreement.

        Currently, the IRS is reviewing our 2000 - 2003 income tax returns. During those years, we entered into leveraged leases known as sale-in, lease-out, or SILO, transactions, which the IRS has since classified as tax shelters. The IRS has proposed to disallow tax losses resulting from these leases. We believe that we reported the tax effects of all SILO lease transactions properly based upon applicable statutes, regulations and case law in effect at the time we entered into them, and we expect to appeal the disallowance.

        While it is unclear whether we will be able to reach an acceptable resolution with the IRS, management believes we are sufficiently accrued as of December 31, 2007 for tax exposures, including exposures related to SILO transactions, and related interest expense. In future periods, if management revises its evaluation of this tax position, the effect of the revision will be recorded in income tax expense in that period. In note 20, information is provided with respect to our application of the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, to tax positions for certain of our leveraged leases for which the timing of our tax deductions is uncertain.

Note 11.    Securitizations and Variable Interest Entities

Tax-Exempt Investment Programs:

        In the normal course of business, we structure and sell certificated interests in pools of tax-exempt investment-grade assets, principally to our mutual fund customers. We structure these pools as partnership trusts, and the trusts are recorded in our consolidated statement of condition as municipal securities available for sale and related short-term borrowings. We may also provide liquidity and re-marketing services to the trusts.

        We transfer assets to the trusts from our investment securities portfolio at adjusted book value, and the trusts finance the acquisition of these assets by selling certificated interests issued by the trusts to third-party investors and to State Street as residual holder. These transfers do not meet the de-recognition criteria of SFAS No. 140, Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and therefore are recorded in our consolidated financial statements. The trusts had a weighted-average life of approximately 8.6 years at December 31, 2007, compared to approximately 4.9 years at December 31, 2006. Under separate agreements, we provide standby bond purchase agreements to these trusts, which obligate State Street to acquire the certificated interests at par value in the event that the re-marketing agent is unable to place the certificated interests with investors. Our obligations as standby bond purchase agreement provider terminate in the event of the following credit events: payment default, bankruptcy of issuer or credit enhancement provider, imposition of taxability, or downgrade of an asset held by the trust below investment grade. Our commitments to the trusts under these standby bond purchase agreements totaled $3.21 billion at December 31, 2007, none of which were utilized at period-end. In the event that our obligations under these agreements are triggered, no material impact to our consolidated financial position or results of operations is expected to occur, because the bonds are already recorded at fair value in our consolidated statement of condition.

Asset-Backed Commercial Paper Programs:

        We established our first asset-backed commercial paper program in 1992, primarily to satisfy the demand from our institutional customers, particularly mutual fund customers, for commercial paper for their money market funds. Currently, we administer four third-party owned, multi-seller asset-backed commercial paper programs, referred to as "conduits," that purchase financial instruments, predominantly securities, from the capital markets. These conduits, which are structured as special purpose, bankruptcy-remote entities, provide our customers with short-term investment products for cash management and other investment purposes. Our relationship with the conduits is contractual. We hold no direct or indirect equity ownership in these entities.

        Under FIN 46(R), the conduits meet the definition of variable interest entities. In applying the provisions of FIN 46(R), we apply a financial model, referred to as an "expected loss model," to the activities of the conduits to determine the primary beneficiaries of the conduits. As a result of application of this model, we concluded that we were not the primary beneficiary of the conduits, as defined by FIN 46(R), and as a result, we do not record these conduits in our consolidated financial statements. The conduits have third-party investors who hold subordinated debt, referred to as "first-

loss notes," issued by the conduits. These investors are in a first-loss position and bear the majority of the expected losses, as defined by FIN 46(R), of the conduits. We re-perform our expected loss model at least quarterly, and more frequently if specific events occur.

        During the second half of 2007, as a result of disruption in the global fixed-income securities markets, we reviewed the underlying assumptions incorporated in our FIN 46(R) expected loss model. We concluded as of December 31, 2007, that our model assumptions were appropriate and were reflective of market participant assumptions, and appropriately considered the probability of, and potential for, the recurrence of recent events. At December 31, 2007 and December 31, 2006, total assets in these unconsolidated conduits were $28.76 billion and $25.25 billion, respectively. Our off-balance commitments to the conduits are disclosed in note 10.

        The conduit structure is not designed to distribute interest-rate and/or foreign currency risk to commercial paper investors or the subordinated note holders. Accordingly, the conduits take measures to mitigate these risks through the use of derivative financial instruments. These derivatives are generally with State Street Bank as a counterparty, and are based upon market observable rates and indices. Among the most significant derivatives are basis swaps, whereby the conduit receives its cost of funds and pays LIBOR plus a spread to State Street Bank. This structure mitigates a portion of the risk of erosion in the expected spread between the conduits' cost of funds and the respective currency LIBOR rate.

Collateralized Debt Obligations:

        We manage a series of collateralized debt obligations, referred to as "CDOs." A CDO is a managed investment vehicle which purchases a portfolio of diversified assets. A CDO funds purchases through the issuance of several tranches of debt and equity, the repayment and return of which are linked to the performance of the assets in the CDO. Typically, our involvement is as collateral manager. We may also invest in a small percentage of the debt issued. These entities typically meet the definition of a variable interest entity as defined by FIN 46(R). We are not the primary beneficiary of these CDOs, as defined by FIN 46(R), and do not record these CDOs in our consolidated financial statements. At December 31, 2007 and 2006, total assets in these CDOs were $6.73 billion and $3.48 billion, respectively. We did not acquire or transfer any investment securities to a CDO during 2007 or 2006.

Note 12.    Shareholders' Equity

        In March 2007, our Board of Directors authorized the purchase of up to 15 million shares of common stock for general corporate purposes, including mitigating the dilutive impact of shares issued under employee benefit plans, in addition to its previous authorization in 2006 of up to 15 million shares, of which 12.2 million shares remained available for purchase at December 31, 2006. We generally employ third-party broker-dealers to acquire shares on the open market in connection with our stock purchase programs.

        Under the above-described authorization, during 2007 we repurchased 13.4 million shares of our common stock, and an additional .6 million shares in January 2008, in connection with a $1 billion accelerated share repurchase program that concluded on January 18, 2008. As of that date, approximately 13.2 million shares remained available for future purchase under the combined authorization described above.

        In addition, our common shares may be acquired for other deferred compensation plans, held by an external trustee, that are not part of the common stock purchase program. As of December 31, 2007, on a cumulative basis, approximately 396,500 shares have been purchased and are held in trust. These shares are recorded as treasury stock in our consolidated statement of condition.

        During 2007, 2006 and 2005, we purchased and recorded as treasury stock a total of 13.4 million shares, 5.8 million shares and 13.1 million shares, respectively, at an average historical cost per share of approximately $75, $63 and $51, respectively.

        Accumulated other comprehensive (loss) income consisted of the following components as of December 31:

(In millions)	2007	2006	2005
Foreign currency translation	$331	$197	$73
Unrealized gain (loss) on hedges of net investments in non-U.S. subsidiaries	(15)	(7)	11
Unrealized loss on available-for-sale securities	(678)	(227)	(285)
Unrealized loss on fair value hedges of available-for-sale securities	(55)	—	—
Minimum pension liability	(146)	(186)	(26)
Unrealized loss on cash flow hedges	(12)	(1)	(4)

Total	$(575)	$(224)	$(231)

        For the year ended December 31, 2007, we realized net gains of $7 million on sales of available-for-sale securities. Unrealized losses of $32 million were included in other comprehensive income at December 31, 2006, net of deferred taxes of $19 million, related to these sales.

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

Note 13.    Equity-Based Compensation

        We have a 2006 Equity Incentive Plan, with 20,000,000 shares of common stock approved for issuance for stock and stock-based awards, including stock options, stock appreciation rights, restricted stock, deferred stock and performance awards. In addition, up to 8,000,000 shares from our 1997 Equity Incentive Plan, that were available to issue or become available due to cancellations and forfeitures, may be awarded under the 2006 Plan. The 1997 Plan expired on December 18, 2006. As of December 31, 2006, 1,305,420 shares from the 1997 Plan have been added to and may be awarded from the 2006 Plan. As of December 31, 2007, 6,369,222 shares have been awarded under the 2006 Plan. We have stock options outstanding from previous plans, including the 1997 Plan, under which no further grants can be made.

        The exercise price of non-qualified and incentive stock options and stock appreciation rights may not be less than the fair value of such shares at the date of grant. Stock options and stock appreciation rights issued under the 2006 Plan and the 1997 Plan generally vest over four years and expire no later than ten years from the date of grant. For restricted stock awards issued under the 2006 Plan and the 1997 Plan, stock certificates are issued at the time of grant and recipients have dividend and voting rights. In general, these grants vest over three years. For deferred stock awards issued under the 2006 Plan and the 1997 Plan, no stock is issued at the time of grant. Generally, these grants vest over two-, three- or four-year periods. Performance awards granted under the 2006 Plan and the 1997 Plan are earned over a performance period based on achievement of goals, generally over two- to four-year periods. Payment for performance awards is made in shares of our common stock equal to its fair market value per share, based on certain financial ratios after the conclusion of each performance period.

        We record compensation expense, equal to the estimated fair value of the options on the grant date, on a straight-line basis over the options' vesting period. We use a Black-Scholes option-pricing model to estimate the fair value of the options granted.

        The weighted-average assumptions used in connection with the option-pricing model were as follows for the years indicated:

	2007	2006	2005
Dividend yield	1.34%	1.41%	1.85%
Expected volatility	23.30	26.50	28.70
Risk-free interest rate	4.69	4.60	4.19
Expected option lives (in years)	7.8	7.8	7.8

        Compensation expense related to stock options, stock appreciation rights, restricted stock awards, deferred stock awards and performance awards, which we record as a component of salaries and employee benefits expense in our consolidated statement of income, was $272 million, $208 million and $110 million for the years ended December 31, 2007, 2006 and 2005, respectively. The related total income tax benefit recorded in our consolidated statement of income was $109 million, $83 million and $44 million for 2007, 2006 and 2005, respectively.

        Information about the 2006 Plan and 1997 Plan as of December 31, 2007, and activity during the year then ended, is presented below:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Stock Options and Stock Appreciation Rights
Outstanding at December 31, 2005	23,956	$44.60
Granted	972	62.63
Exercised	(4,823)	40.81
Forfeited or expired	(316)	51.32

Outstanding at December 31, 2006	19,789	46.28
Granted	1,091	70.59
Exercised	(4,415)	42.36
Forfeited or expired	(97)	47.12

Outstanding at December 31, 2007	16,368	$48.94	5.1	$528

Exercisable at December 31, 2007	13,409	$46.48	4.4	$466

        The weighted-average grant date fair value of options granted in 2007, 2006 and 2005 was $22.44, $21.09 and $14.38, respectively. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005, was $129 million, $102 million and $56 million, respectively.

        As of December 31, 2007, total unrecognized compensation cost related to stock options and stock appreciation rights was $26 million, which is expected to be recognized over a weighted-average period of 25 months.

        Other stock awards and related activity consisted of the following for the years ended December 31, 2006 and 2007:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Restricted Stock Awards
Outstanding at December 31, 2005	378	$46.82
Granted	184	62.62
Vested	(168)	46.49
Forfeited	(21)	51.12

Outstanding at December 31, 2006	373	54.42
Granted	401	69.06
Vested	(201)	54.75
Forfeited	(19)	64.50

Outstanding at December 31, 2007	554	$64.77

        The weighted-average grant date fair value of restricted stock awards granted in 2005 was $45.26 per share. The total fair value of restricted stock awards vested was $11 million, $8 million and $8 million for 2007, 2006 and 2005, respectively. As of December 31, 2007, total unrecognized compensation cost related to restricted stock was $23 million, which is expected to be recognized over a weighted-average period of 22 months.

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Deferred Stock Awards
Outstanding at December 31, 2005	3,203	$43.60
Granted	3,083	60.94
Vested	(1,270)	43.80
Forfeited	(162)	53.33

Outstanding at December 31, 2006	4,854	54.21
Granted	3,542	68.33
Vested	(2,289)	52.26
Forfeited	(235)	62.50

Outstanding at December 31, 2007	5,872	$63.26

        The weighted-average grant date fair value of deferred stock awards granted in 2005 was $43.40 per share. The total fair value of deferred stock awards vested was $120 million, $56 million and $14 million for 2007, 2006 and 2005, respectively. As of December 31, 2007, total unrecognized compensation cost related to deferred stock awards was $208 million, which is expected to be recognized over a weighted-average period of 25 months.

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Performance Awards
Outstanding at December 31, 2005	1,283	$48.52
Granted	959	59.87
Forfeited	(193)	52.71
Paid out	(160)	52.78

Outstanding at December 31, 2006	1,889	53.49
Granted	1,203	67.84
Forfeited	(161)	59.23
Paid out	(673)	44.25

Outstanding at December 31, 2007	2,258	$63.02

        The weighted-average grant date fair value of performance awards granted in 2005 was $47.91 per share. The total fair value of performance awards paid out was $33 million, $9 million and $12 million for 2007, 2006 and 2005, respectively. As of December 31, 2007, total unrecognized compensation cost related to performance awards was $55 million, which is expected to be recognized over a weighted-average period of 22 months.

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

Note 14.    Regulatory Matters

Regulatory Capital:

        We are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on our consolidated financial condition. Under regulatory capital adequacy guidelines, we must meet specific capital requirements that involve quantitative measures of our consolidated assets, liabilities and off-balance sheet exposures as calculated in accordance with regulatory accounting practices. Our capital amounts and classification are subject to qualitative judgments by the regulators about components, risk weightings and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require State Street and State Street Bank to maintain minimum risk-based capital and leverage ratios as set forth in the following table. The risk-based capital ratios are tier 1 capital and total capital divided by adjusted total risk-weighted assets and market-risk equivalents, and the tier 1 leverage ratio is tier 1 capital divided by adjusted quarterly average assets. As of December 31, 2007 and 2006, State Street and State Street Bank met all capital adequacy requirements to which they were subject.

        As of December 31, 2007, State Street Bank was categorized as "well capitalized" under the regulatory framework. To be categorized as "well capitalized," State Street Bank must exceed the "well capitalized" guideline ratios, as set forth in the table, and meet certain other requirements. State Street Bank exceeded all "well capitalized" requirements as of December 31, 2007 and 2006. There are no conditions or events since December 31, 2007 that management believes have changed the capital category of State Street Bank.

        The regulatory capital ratios and related amounts were as follows as of December 31:

	Regulatory Guidelines(1)		State Street		State Street Bank
(Dollars in millions)	Minimum	Well Capitalized	2007	2006	2007	2006
Risk-based ratios:
Tier 1 capital	4%	6%	11.2%	13.7%	11.2%	12.0%
Total capital	8	10	12.7	15.9	12.7	14.1
Tier 1 leverage ratio	4	5	5.3	5.8	5.5	5.6
Shareholders' equity			$11,299	$7,252	$11,932	$6,769
Capital trust securities			975	650	—	—
Unrealized losses on available-for-sale securities			733	227	745	239
Unrealized losses on cash flow hedges			11	—	5	—
Deferred tax liability associated with acquisitions			526	—	526	—
Recognition of pension plan funded status			145	164	145	163
Less:
Goodwill			4,567	1,384	4,480	1,297
Other intangible assets			1,990	434	1,958	401
Other deductions			1	2	—	—

Tier 1 capital			7,131	6,473	6,915	5,473
Qualifying subordinated debt			1,118	1,178	998	998
Allowances for on- and off-balance sheet credit exposures			31	30	31	30
Unrealized gains on available-for-sale equity securities			3	10	2	1

Tier 2 capital			1,152	1,218	1,031	1,029
Deduction for investments in finance subsidiaries			(212)	(184)	(68)	(62)

Total capital			$8,071	$7,507	$7,878	$6,440

Adjusted total risk-weighted assets and market-risk equivalents:
On-balance sheet			$42,968	$31,447	$41,283	$30,000
Off-balance sheet			20,248	15,371	20,254	15,375
Market-risk equivalents			321	395	317	394

Total			$63,537	$47,213	$61,854	$45,769

Adjusted quarterly average assets			$135,686	$110,794	$126,746	$97,132

(1)
State Street Bank must meet the regulatory designation of "well capitalized" in order for us to maintain our status as a financial holding company, including maintaining a minimum tier 1 risk-based capital ratio (tier 1 capital divided by adjusted total risk-weighted assets and market-risk equivalents) of 6%, a minimum total risk-based capital ratio (total capital divided by adjusted total risk-weighted assets and market-risk equivalents) of 10%, and a tier 1 leverage ratio (tier 1 capital divided by adjusted quarterly average assets) of 5%. In addition, Federal Reserve Regulation Y defines "well capitalized" for a bank holding company such as us for purposes of determining eligibility for a streamlined review process for acquisition proposals. For such Regulation Y purposes, "well capitalized" requires us to maintain a minimum tier 1 risk-based capital ratio of 6% and a minimum total risk-based capital ratio of 10%.

Cash, Dividend, Loan and Other Restrictions:

        During 2007, our bank subsidiaries were required by the Federal Reserve to maintain average cash reserve balances of $53 million. In addition, federal and state banking regulations place certain restrictions on dividends paid by bank subsidiaries to a parent holding company. For 2008, aggregate dividends by State Street Bank without prior regulatory approval are limited to approximately $1.78 billion of its undistributed earnings at December 31, 2007, plus an additional amount equal to its net profits, as defined, for 2008 up to the date of any dividend.

        The Federal Reserve Act requires that extensions of credit by State Street Bank to certain affiliates, including the parent company, be secured by specific collateral, that the extension of credit to any one affiliate be limited to 10% of its capital and surplus (as defined), and that extensions of credit to all such affiliates be limited to 20% of its capital and surplus.

        At December 31, 2007, consolidated retained earnings included $295 million representing undistributed earnings of affiliates that are accounted for using the equity method.

Note 15.    Derivative Financial Instruments

        We use derivatives to support customers' needs, conduct trading activities, and manage our interest-rate and currency risk.

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

        Foreign exchange contracts involve an agreement to exchange one currency for another currency at an agreed-upon rate and settlement date. Foreign exchange contracts generally consist of cross-currency swap agreements and foreign exchange forward and spot contracts.

        The following table summarizes the contractual, or notional, amounts of derivative financial instruments held or issued for trading and asset and liability management as of December 31:

(In millions)	2007	2006
Trading:
Interest-rate contracts:
Swap agreements	$11,637	$5,782
Options and caps purchased	1,241	1,216
Options and caps written	5,519	3,224
Futures	957	154
Options on futures purchased	2,245	—
Foreign exchange contracts:
Forward, swap and spot	732,013	492,063
Options purchased	21,538	8,313
Options written	20,967	8,063
Credit derivative contracts:
Credit default swap agreements	238	155
Equity derivative contracts:
Swap agreements	72	—
Asset and liability management:
Interest-rate contracts:
Swap agreements	3,494	2,770
Foreign exchange contracts:
Forward	146	132

        In connection with our asset and liability management activities, we have executed interest-rate swap agreements designated as fair value and cash flow hedges to manage interest-rate risk. The notional values of these interest-rate swap agreements and the related assets or liabilities being hedged are presented in the following table. Hedge ineffectiveness for 2007, 2006 and 2005, recorded in processing fees and other revenue, was not material.

	2007			2006
(In millions)	Fair Value Hedges	Cash Flow Hedges	Total	Fair Value Hedges	Cash Flow Hedges	Total
Available-for-sale investment securities	$2,226		$2,226	$1,452		$1,452
Interest-bearing time deposits(1)	118		118	118	$300	418
Long-term debt(2)(3)	700	$450	1,150	700	200	900

Total	$3,044	$450	$3,494	$2,270	$500	$2,770

(1)
For the years ended December 31, 2007 and 2006, the overall weighted-average interest rate for interest-bearing time deposits was 5.42% and 5.02%, respectively, on a contractual basis, and 5.47% and 3.52%, respectively, including the effects of hedges.

(2)
For the year ended December 31, 2007, fair value hedges of long-term debt increased the carrying value of long-term debt presented in our consolidated statement of condition by $19 million, and for the year ended December 31, 2006, decreased the carrying value by $9 million.

(3)
For the years ended December 31, 2007 and 2006, the overall weighted-average interest rate for long-term debt was 6.55% and 6.72%, respectively, on a contractual basis, and 6.62% and 6.77%, respectively, including the effects of hedges.

        For cash flow hedges, any changes in the fair value of the derivative financial instruments remain in accumulated other comprehensive income and are generally recorded in our consolidated statement of income in future periods when earnings are affected by the variability of the hedged cash flow.

        We have entered into foreign exchange forward contracts with an aggregate notional amount of €100 million, or approximately $146 million, to hedge a portion of our net foreign investment in non-U.S. subsidiaries. As a result, approximately $8 million and $18 million of after-tax translation losses for the years ended December 31, 2007 and 2006, respectively, on the hedge contracts were recorded in accumulated other comprehensive income.

        Foreign exchange trading revenue related to foreign exchange contracts was $802 million, $611 million and $468 million for the years ended December 31, 2007, 2006 and 2005, respectively. Future cash requirements, if any, related to foreign exchange contracts are represented by the gross amount of currencies to be exchanged under each contract unless we and the counterparty have agreed to pay or receive the net contractual settlement amount on the settlement date.

Note 16.    Net Interest Revenue

(In millions)	2007	2006	2005
Interest revenue:
Deposits with banks	$416	$414	$529
Investment securities:
U.S. Treasury and federal agencies	1,106	1,011	866
State and political subdivisions	205	88	58
Other investments	2,292	1,830	873
Securities purchased under resale agreements and federal funds sold	756	663	412
Loans and leases	382	270	171
Trading account assets	55	48	21

Total interest revenue	5,212	4,324	2,930
Interest expense:
Deposits	2,298	1,891	1,132
Other short-term borrowings	959	1,145	753
Long-term debt	225	178	138

Total interest expense	3,482	3,214	2,023

Net interest revenue	$1,730	$1,110	$907

Note 17.    Employee Benefits

        State Street Bank and certain of its U.S. subsidiaries participate in a non-contributory, tax-qualified defined benefit pension plan. Effective January 1, 2008, this plan was amended. After December 31, 2007, there will be no further employer contribution credits to the defined benefit pension plan. Employee account balances will continue to earn annual interest credits until retirement. In addition to the defined benefit pension plan, we have non-qualified unfunded supplemental retirement plans, referred to as "SERPs," that provide certain officers with defined pension benefits in excess of allowable qualified plan limits. Non-U.S. employees participate in local defined benefit plans.

        State Street Bank and certain of its U.S. subsidiaries participate in a post-retirement plan that provides health care and insurance benefits for retired employees.

        Combined information for the U.S. and non-U.S. defined benefit plans, and information for the post-retirement plan, is as follows as of the December 31 measurement date:

	Primary U.S. and Non-U.S. Defined Benefit Plans		Post-Retirement Plan
(In millions)	2007	2006	2007	2006
Benefit obligations:
Beginning of year	$833	$759	$90	$79
Service cost	62	59	4	4
Interest cost	44	39	5	5
Employee contributions	—	1	—	—
Plan amendments	—	—	(10)	—
Acquisitions and transfers in	18	—	—	—
Actuarial losses/(gains)	(42)	(4)	4	9
Benefits paid	(44)	(47)	(7)	(7)
Expenses paid	(3)	(1)	—	—
Curtailments	(47)	—	—	—
Foreign currency translation	9	27	—	—

End of year	$830	$833	$86	$90

Plan assets at fair value:
Beginning of year	$821	$706
Actual return on plan assets	60	84
Employer contributions	18	57	$7	$6
Acquisitions and transfers in	19	—	—	—
Benefits paid	(44)	(47)	(7)	(6)
Expenses paid	(3)	(1)	—	—
Foreign currency translation	7	22	—	—

End of year	$878	$821	$—	$—

Accrued benefit expense:
Funded status (plan assets less benefit obligations)	$48	$(12)	$(86)	$(90)

Net prepaid (accrued) benefit expense	$48	$(12)	$(86)	$(90)

	Primary U.S. and Non-U.S. Defined Benefit Plans		Post-Retirement Plan
(In millions)	2007	2006	2007	2006
Amounts recognized in the consolidated statement of condition as of December 31:
Non-current assets	$93	$53
Current liabilities	—	—	$(7)	$(8)
Noncurrent liabilities	(45)	(65)	(79)	(82)

Net prepaid (accrued) amount recognized in statement of condition	$48	$(12)	$(86)	$(90)

Amounts recognized in accumulated other comprehensive income:
Initial net obligation				$(5)
Prior service credit		$20	$6	—
Net loss	$(110)	(217)	(32)	(29)

Accumulated other comprehensive loss	(110)	(197)	(26)	(34)
Cumulative employer contributions in excess of net periodic benefit cost	158	185	(60)	(56)

Net asset (obligation) recognized in consolidated statement of condition	$48	$(12)	$(86)	$(90)

Determination of adjustment related to adoption of SFAS No. 158:
Liability before adoption of the funded status provisions of SFAS No. 158		$31
Accumulated other comprehensive loss before adoption of funded status recognition provisions of SFAS No. 158		31
Transition obligation after adoption of funded status provisions of SFAS No. 158		—		$5
Prior service cost		(20)		—
Net loss		217		29

Accumulated other comprehensive loss after adoption of funded status recognition provisions of SFAS No. 158		$197		$34

Increase in accumulated other comprehensive loss, before taxes, to reflect the adoption of SFAS No. 158		$166		$34

Accumulated benefit obligation	$793	$751
Actuarial assumptions (U.S. Plans):
Used to determine benefit obligations as of December 31:
Discount rate	6.00%	5.75%	6.00%	5.75%
Rate of increase for future compensation	4.50	4.50	—	—
Used to determine periodic benefit cost for the years ended December 31:
Discount rate	6.00%	5.50%	5.75%	5.50%
Rate of increase for future compensation	4.50	4.50	—	—
Expected long-term rate of return on plan assets	7.50	8.00	—	—
Assumed health care cost trend rates as of December 31:
Cost trend rate assumed for next year	—	—	9.5%	10.00%
Rate to which the cost trend rate is assumed to decline	—	—	5.00	5.00
Year that the rate reaches the ultimate trend rate	—	—	2015	2013

        Expected benefit payments for the next ten years are as follows:

(In millions)	Primary U.S. and Non-U.S. Defined Benefit Plans	Non- Qualified SERPs	Post- Retirement Plan
2008	$36	$6	$7
2009	35	8	7
2010	35	10	7
2011	31	21	7
2012	25	22	7
2013-2017	123	74	32

        The accumulated benefit obligation for all of our U.S. defined benefit pension plans was $696 million and $613 million at December 31, 2007, and 2006, respectively.

        To develop the assumption of the expected long-term rate of return on plan assets, we considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This analysis resulted in the determination of the assumed long-term rate of return on plan assets of 7.50% for the year ended December 31, 2007.

        For the tax-qualified U.S. defined benefit pension plan, the asset allocations as of December 31, 2007 and 2006, and the strategic target allocation for 2008, by asset category, were as follows:

ASSET CATEGORY

	Strategic Target Allocation	Percentage of Plan Assets at December 31,
	2008	2007	2006
Equity securities	43%	46%	46%
Fixed-income securities	46	45	45
Other	11	9	9

Total	100%	100%	100%

        The preceding strategic target asset allocation was last amended effective July 31, 2006. Consistent with that target allocation, the plan should generate a real return above inflation, and superior to that of a benchmark index consisting of a combination of appropriate capital market indices weighted in the same proportions as the plan's strategic target asset allocation. Equities included domestic and international publicly-traded common, preferred and convertible securities. Fixed-income securities included domestic and international corporate and government debt securities, as well as asset-backed securities and private debt. The "other" category included real estate, alternative investments and cash and cash equivalents. Derivative financial instruments are an acceptable alternative to investing in these types of securities, but may not be used to leverage the plan's portfolio.

        Expected employer contributions to the tax-qualified U.S. and Non-U.S. defined benefit pension plan, SERPs and post-retirement plan for the year ending December 31, 2008 are $12 million, $6 million and $7 million, respectively.

        State Street has unfunded SERPs that provide certain officers with defined pension benefits in excess of qualified plan limits imposed by U.S. federal tax law. Information for the SERPs was as follows for the years ended December 31:

	Non-Qualified SERPs
(In millions)	2007	2006
Benefit obligations:
Beginning of year	$142	$107
Service cost	12	6
Interest cost	10	7
Acquisitions and transfers in	9	—
Actuarial loss	85	24
Benefits paid	(6)	(6)
Curtailments	(41)	—
Plan amendments	—	4

End of year	$211	$142

Accrued benefit expense:
Funded status (plan assets less benefit obligations)	$(211)	$(142)

Net accrued benefit expense	$(211)	$(142)

Amounts recognized in the consolidated statement of condition as of December 31:
Current liabilities	$(8)	$(7)
Non-current liabilities	(203)	(135)

Net accrued amount recognized in consolidated statement of condition	$(211)	$(142)

Amounts recognized in accumulated other comprehensive income:
Prior service cost		$(19)
Net loss	$(103)	(59)

Accumulated other comprehensive loss	(103)	(78)
Cumulative employer contributions in excess of net periodic benefit cost	(108)	(64)

Net obligation recognized in consolidated statement of condition	$(211)	$(142)

Determination of adjustment related to adoption of SFAS No. 158:
Liability before adoption of funded status provisions of SFAS No. 158		$32
Actual intangible asset		18
Accumulated other comprehensive loss before adoption of funded status provisions of SFAS No. 158		14
Prior service cost		19
Net loss		59

Accumulated other comprehensive loss after adoption of funded status provisions of SFAS No. 158		$78

Increase in accumulated other comprehensive loss, before taxes, to reflect the adoption of SFAS No. 158		$64

Accumulated benefit obligation	$148	$96
Actuarial assumptions:
Assumptions used to determine benefit obligations and periodic benefit costs are consistent with those noted for the post-retirement plan, with the following exceptions:
Rate of increase for future compensation—SERPs	4.75%	4.75%
Rate of increase for future compensation—Executive SERPs	10.00%

        For those defined benefit plans that have accumulated benefit obligations in excess of plan assets as of December 31, 2007 and 2006, the accumulated benefit obligations are $44 million and $326 million, respectively, and the plan assets are $21 million and $200 million, respectively.

        For those defined benefit plans that have projected benefit obligations in excess of plan assets as of December 31, 2007 and 2006, the projected benefit obligations are $316 million and $411 million, respectively, and the plan assets are $237 million and $204 million, respectively.

        If trend rates in health care costs were increased by 1%, the post-retirement benefit obligation as of December 31, 2007, would have increased 6%, and the aggregate expense for service and interest costs for 2007 would have increased 9%. Conversely, if trend rates in health care costs were reduced by 1%, the post-retirement benefit obligation as of December 31, 2007, would have decreased 6%, and the aggregate expense for service and interest costs for 2007 would have decreased 8%.

        The following table presents the actuarially determined expense for our U.S. and non-U.S. defined benefit plans, post-retirement plan and SERPs for the years ended December 31:

	Primary U.S. and Non-U.S. Defined Benefit Plans			Post-Retirement Plan
(In millions)	2007	2006	2005	2007	2006	2005
Components of net periodic benefit cost:
Service cost	$62	$59	$50	$3	$4	$3
Interest cost	44	39	35	5	5	4
Assumed return on plan assets	(55)	(53)	(45)	—	—	—
Amortization of transition obligation (asset)	—	—	—	1	1	1
Amortization of prior service cost	(2)	(2)	(2)	—	—	—
Amortization of net loss	12	17	15	1	2	1

Net periodic benefit cost	61	60	53	10	12	9
Special events accounting expense:
Curtailments	(19)	—	—	—	—	—
Special termination benefits	—	—	1	—	—	—

Special events accounting expense	(19)	—	1	—	—	—

Total expense	$42	$60	$54	$10	$12	$9

Estimated amounts that will be amortized from accumulated other comprehensive income over the next fiscal year:
Initial net asset					$(1)
Prior service credit		$2		$1	—
Net gain (loss)	$(4)	(14)		(1)	(1)

Estimated amortization	$(4)	$(12)		$—	$(2)

	Non-Qualified SERPs
(In millions)	2007	2006	2005
Components of net periodic benefit cost:
Service cost	$12	$6	$4
Interest cost	10	7	5
Amortization of prior service cost	2	2	2
Amortization of net loss	5	4	2

Net periodic benefit cost	29	19	13
Special events accounting expense:
Settlements	—	—	2
Curtailments	13	—	—

Special events accounting expense	13	—	2

Total expense	$42	$19	$15

Estimated amounts that will be amortized from accumulated other comprehensive income over the next fiscal year:
Prior service cost		$(2)
Net loss	$(9)	(4)

Estimated amortization	$(9)	$(6)

        Certain of our U.S. employees are eligible to contribute a portion of their pre-tax salary to a 401(k) savings plan and an Employee Stock Ownership Plan, referred to as an "ESOP." Our matching portion of these contributions is paid in cash, and the related expense was $25 million for 2007, $20 million for 2006 and $21 million for 2005. In addition, employees in certain non-U.S. offices participate in other local plans. Expenses related to these plans were $33 million, $32 million and $39 million for 2007, 2006 and 2005, respectively.

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

Note 18.    Occupancy Expense and Information Systems and Communications Expense

        Occupancy expense and information systems and communications expense includes expense for depreciation of buildings, leasehold improvements, computers, equipment and furniture and fixtures. Total depreciation expense for the years ended December 31, 2007, 2006 and 2005 was $319 million, $309 million and $315 million, respectively.

        We lease approximately 865,000 square feet at One Lincoln Street, an office building located in Boston, Massachusetts, and a related 366,000 square-foot underground parking garage, under 20-year, non-cancelable capital leases expiring in September 2023. As of December 31, 2007 and 2006, an aggregate net book value of $421 million and $447 million, respectively, for the capital leases was recorded in premises and equipment in our consolidated statement of condition, and the related liability was recorded in long-term debt. Capital lease asset amortization is recorded in occupancy expense over the lease terms. Lease payments are recorded as a reduction of the liability, with a portion recorded as imputed interest expense. For the years ended December 31, 2007 and 2006, interest expense related to these capital lease obligations, recorded in net interest revenue, was $36 million and $37 million, respectively. As of December 31, 2007 and 2006, accumulated amortization of assets under capital leases was $110 million and $84 million, respectively.

        We have entered into non-cancelable operating leases for premises and equipment. Nearly all leases include renewal options. Costs related to operating leases for office space are recorded in occupancy expense. Costs related to operating leases for computers and equipment are recorded in information systems and communications expense.

        Total rental expense, net of sublease revenue, amounted to $199 million, $179 million and $181 million in 2007, 2006 and 2005, respectively. Rental expense has been reduced by sublease revenue of $15 million, $13 million and $10 million for the years ended December 31, 2007, 2006 and 2005, respectively.

        During 2007, we terminated an operating lease related to one of our office buildings in Boston. The lease was terminated in connection with an overall evaluation of our requirements for office space as a result of our acquisition of Investors Financial. The termination of the lease resulted in the recognition of a charge of approximately $91 million, which was included in the merger and integration costs recorded in connection with the acquisition. During 2005, we entered into sub-lease agreements for our headquarters building and other office space in Boston. These sub-lease agreements resulted in the recognition of charges to occupancy expense of $26 million for the year ended December 31, 2005.

        The following is a summary of future minimum lease payments under non-cancelable capital and operating leases as of December 31, 2007. Future minimum rental commitments have been reduced by aggregate sublease rental commitments of $77 million for capital leases and $138 million for operating leases. The increase in future lease payments compared to amounts reported in prior years resulted from the addition of approximately 1 million square feet of office space in connection with our acquisition of Investors Financial.

(In millions)	Capital Leases	Operating Leases	Total
2008	$52	$225	$277
2009	52	219	271
2010	52	199	251
2011	52	164	216
2012	52	160	212
Thereafter	563	913	1,476

Total minimum lease payments	823	$1,880	$2,703

Less amount representing interest payments	(337)

Present value of minimum lease payments	$486

Note 19.    Other Operating Expenses

        The components of other operating expenses were as follows for the years ended December 31:

(In millions)	2007	2006	2005
Professional services	$236	$157	$184
Amortization of intangible assets	92	43	43
Other	478	318	257

Total other operating expenses	$806	$518	$484

Note 20.    Income Taxes

        The components of income tax expense from continuing operations consisted of the following for the years ended December 31:

(In millions)	2007	2006	2005
Current:
Federal	$424	$328	$185
State	133	82	46
Non-U.S.	338	265	139

Total current	895	675	370
Deferred:
Federal	(155)	27	83
State	(59)	(9)	14
Non-U.S.	(39)	(18)	20

Total deferred	(253)	—	117

Total income tax expense from continuing operations	$642	$675	$487

        The income tax expense (benefit) related to net realized securities gains or losses was $3 million, $6 million and $(1) million for 2007, 2006 and 2005, respectively. Pre-tax income from continuing operations attributable to operations located outside the U.S. was $1.13 billion, $759 million and $494 million for 2007, 2006 and 2005, respectively.

        For those foreign subsidiaries for which accumulated earnings of the subsidiary are considered to be permanently invested, no provision for deferred U.S. income taxes is recorded. The total undistributed retained earnings of these subsidiaries was $561 million at December 31, 2007. If the accumulated earnings in these subsidiaries had been temporarily invested, a deferred U.S. tax liability of $107 million would have been recorded.

        Income tax expense from continuing operations for 2006 included an additional provision of $35 million primarily related to the impact of the Tax Increase Prevention and Reconciliation Act on income generated from certain of our leveraged leases, more fully described below, and $46 million related to the potential resolution of issues with the IRS concerning our LILO and SILO transactions. Additional information about contingencies related to LILO and SILO transactions is in note 10.

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

        Significant components of deferred tax liabilities and assets were as follows at December 31:

(In millions)	2007	2006
Deferred tax liabilities:
Lease financing transactions	$1,177	$1,779
Foreign currency translation	152	90
Fixed and intangible assets	731	112

Total deferred tax liabilities	2,060	1,981
Deferred tax assets:
Unrealized losses on available-for-sale securities, net	486	153
Deferred compensation	122	108
Pension	85	81
Operating expenses	402	61
Real estate	56	26
Other	79	38

Total deferred tax assets	1,230	467

Net deferred tax liabilities	$830	$1,514

        A reconciliation of the U.S. statutory income tax rate to the effective tax rate based on income from continuing operations before income taxes was as follows for the years ended December 31:

	2007	2006	2005
U.S. federal income tax rate	35.0%	35.0%	35.0%
Changes from statutory rate:
State taxes, net of federal benefit	2.2	2.9	3.3
Tax-exempt income	(1.7)	(1.1)	(1.5)
Tax credits	(1.6)	(1.4)	(1.3)
Foreign tax differential	(2.2)	(1.2)	(1.0)
Provision related to TIPRA	—	1.8	—
Provision related to LILO and SILO transactions	2.0	2.6	—
Other, net	—	(.5)	(.5)

Effective tax rate	33.7%	38.1%	34.0%

        As discussed in note 1, we applied the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, on January 1, 2007. The application of the Interpretation's provisions did not change our liability for unrecognized tax benefits.

        An analysis of activity related to unrecognized tax benefits follows:

(In millions)	2007
Balance at beginning of year	$662
Additions for tax positions of prior years	150
Settlements	(507)

Balance at end of year	$305

        Included in the balance at December 31, 2007 is $285 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. Settlements include amounts remitted during 2007 and identified amounts to be remitted in 2008.

        We record interest and penalties related to income taxes as a component of income tax expense. We recognized interest expense of approximately $38 million and $46 million for the years ended December 31, 2007 and 2006, respectively. We had approximately $83 million and $95 million accrued at December 31, 2007 and 2006, respectively, for the payment of interest. The earliest year open to examination in our major jurisdictions is 2000.

Note 21.    Earnings Per Share

        The following table presents the computation of basic and diluted earnings per share for the years ended December 31:

(Dollars in millions, except per share amounts)	2007	2006	2005
Net income	$1,261	$1,106	$838
Average shares outstanding (in thousands):
Basic average shares	360,675	331,350	330,361
Effect of dilutive securities:
Stock options and stock awards	4,788	4,349	2,762
Equity-related financial instruments	25	33	1,513

Diluted average shares	365,488	335,732	334,636

Anti-dilutive securities (in thousands)(1)	1,091	973	8,791
Earnings per Share
Basic	$3.50	$3.34	$2.53
Diluted	3.45	3.29	2.50

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

        Investment Management offers a broad array of services for managing financial assets, including investment management and investment research, primarily for institutional investors worldwide. These services include passive and active U.S. and non-U.S. equity and fixed-income investment management strategies, and other related services, such as securities finance.

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

        The following is a summary of line of business results. Results presented exclude the income (loss) from discontinued operations related to our divestiture of Bel Air, which is discussed in note 2. The amount presented in the "Other/One-Time" column for 2007 represents merger and integration costs recorded in connection with our acquisition of Investors Financial. The amount presented in the same column for 2005 represents additional gain from our sale of the Private Asset Management business. The amount presented in the net charge line items are associated with the underperformance of certain active fixed-income strategies managed by SSgA, discussed in note 10.

	Investment Servicing			Investment Management			Other/One-Time			Total
Years ended December 31,	2007	2006	2005	2007	2006	2005	2007	2006	2005	2007	2006	2005
(Dollars in millions, except where otherwise noted)
Fee revenue:
Servicing fees	$3,388	$2,723	$2,474							$3,388	$2,723	$2,474
Management fees	—	—	—	$1,141	$943	$751				1,141	943	751
Trading services	1,152	862	694	—	—	—				1,152	862	694
Securities finance	518	292	260	163	94	70				681	386	330
Processing fees and other	162	208	221	75	64	81				237	272	302

Total fee revenue	5,220	4,085	3,649	1,379	1,101	902				6,599	5,186	4,551
Net interest revenue	1,573	986	826	157	124	81				1,730	1,110	907
Provision for loan losses	—	—	—	—	—	—				—	—	—

Net interest revenue after provision for loan losses	1,573	986	826	157	124	81				1,730	1,110	907
Gains (Losses) on sales of available-for-sale investment securities, net	7	15	(1)	—	—	—				7	15	(1)
Gain on sale of divested business	—	—	—	—	—	—			$16	—	—	16

Total revenue	6,800	5,086	4,474	1,536	1,225	983			16	8,336	6,311	5,473
Operating expenses	4,787	3,742	3,363	981	798	678				5,768	4,540	4,041
Net charge(1):
Provision for legal exposure	—	—	—	600	—	—				600	—	—
Reduction of incentive compensation	(47)	—	—	(109)	—	—				(156)	—	—
Severance and professional fees	—	—	—	23	—	—				23	—	—

Total net charge	(47)	—	—	514	—	—				467	—	—
Merger and integration costs	—	—	—	—	—	—	$198			198	—	—

Total operating expenses	4,740	3,742	3,363	1,495	798	678	198		—	6,433	4,540	4,041

Income from continuing operations before income taxes	$2,060	$1,344	$1,111	$41	$427	$305	$(198)		$16	$1,903	$1,771	$1,432

Pre-tax margin	30%	26%	25%	3%	35%	31%
Average assets (in billions)	$120.0	$103.4	$96.9	$3.5	$3.0	$2.9				$123.5	$106.4	$99.8

Note 23.    Non-U.S. Activities

        We define non-U.S. activities as those revenue-producing assets and business activities that arise from customers domiciled outside the United States. Due to the nature of our business, precise segregation of U.S. and non-U.S. activities is not possible. Subjective judgments have been applied to determine operating results related to non-U.S. activities, including the application of transfer pricing and asset and liability management policies. Interest expense allocations are based on the average cost of short-term borrowed funds.

        The following table summarizes our non-U.S. operating results for the years ended December 31, and assets as of December 31, based on the domicile location of our customers:

(In millions)	2007	2006	2005
Results of operations:
Total fee revenue	$2,707	$2,349	$1,881
Net interest revenue	713	392	249

Total revenue	3,420	2,741	2,130
Operating expenses	2,233	1,840	1,589

Income before income taxes	1,187	901	541
Income tax expense	415	346	205

Net income	$772	$555	$336

Assets:
Interest-bearing deposits with banks	$5,574	$5,193	$11,235
Other assets	28,657	19,510	8,800

Total assets	$34,231	$24,703	$20,035

Note 24.    Fair Values of Financial Instruments

        Fair value estimates are generally subjective in nature, and are made as of a specific point in time based on the characteristics of the financial instruments and relevant market information. Disclosure of fair values is not required for certain items, such as lease financing, equity method investments, obligations for pension and other postretirement plans, premises and equipment, other intangible assets and income tax assets and liabilities. Accordingly, aggregate fair value amounts presented do not purport to represent, and should not be considered representative of, our underlying "market" or franchise value. In addition, because of potential differences in methodologies and assumptions used to estimate fair values, our fair values should not be compared to those of other financial institutions.

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

  •
  If no quoted market prices are available, financial instruments are valued using third-party pricing services, or by discounting the expected cash flow(s) using an estimated current market interest rate for the financial instrument.

  •
  For derivative financial instruments, fair value is estimated as the amount at which an asset or liability could be bought or sold in a current transaction between willing parties, other than in a forced liquidation or sale.

        The short duration of our assets and liabilities results in a significant number of financial instruments for which fair value equals or closely approximates the value reported in our consolidated statement of condition. These financial instruments are reported in the following captions in our consolidated statement of condition: cash and due from banks; interest-bearing deposits with banks; securities purchased under resale agreements; accrued income receivable; deposits; securities sold under repurchase agreements; federal funds purchased; and other short-term borrowings. The fair value of trading account assets equals their reported value. In addition, due to the relatively short-term nature of our net loans (excluding leases), substantially all of which are due within one year, we have determined that their fair value approximates the reported value. Loan commitments have no reported value because terms are at prevailing market rates.

        The reported value and fair value for other captions in the consolidated statement of condition were as follows as of December 31:

(In millions)	Reported Value	Fair Value
2007:
Financial Assets:
Investment securities:
Available for sale	$70,326	$70,326
Held to maturity	4,233	4,225
Net loans (excluding leases)	13,804	13,804
Unrealized gains on derivative financial instruments—trading	4,450	4,450
Unrealized gains on derivative financial instruments—asset and liability management	63	63
Financial Liabilities:
Long-term debt	3,636	3,446
Unrealized losses on derivative financial instruments—trading	4,410	4,410
Unrealized losses on derivative financial instruments—asset and liability management	164	164
2006:
Financial Assets:
Investment securities:
Available for sale	$60,445	$60,445
Held to maturity	4,457	4,484
Net loans (excluding leases)	6,599	6,599
Unrealized gains on derivative financial instruments—trading	3,006	3,006
Unrealized gains on derivative financial instruments—asset and liability management	54	54
Financial Liabilities:
Long-term debt	2,616	2,695
Unrealized losses on derivative financial instruments—trading	3,026	3,026
Unrealized losses on derivative financial instruments—asset and liability management	31	31

Note 25.    Parent Company Financial Statements

STATEMENT OF INCOME

Years ended December 31,	2007	2006	2005
(In millions)
Interest on securities purchased under resale agreements	$446	$559	$332
Cash dividends from consolidated bank subsidiary	70	415	570
Cash dividends from consolidated non-bank subsidiaries and unconsolidated affiliates	120	177	74
Other, net	74	34	42

Total revenue	710	1,185	1,018
Interest on securities sold under repurchase agreements	360	463	265
Other interest expense	208	146	131
Other expenses	86	36	6

Total expenses	654	645	402
Income tax expense (benefit)	(76)	(4)	33

Income before equity in undistributed income of subsidiaries and affiliates	132	544	583
Equity in undistributed income (loss) of subsidiaries and affiliates:
Consolidated bank subsidiary	1,177	602	165
Consolidated non-bank subsidiaries and unconsolidated affiliates	(48)	(40)	90

Net income	$1,261	$1,106	$838

STATEMENT OF CONDITION

As of December 31,	2007	2006
(In millions)
Assets:
Interest-bearing deposits with bank subsidiary	$2,067	$841
Securities purchased under resale agreements from:
External parties	6,798	9,269
Consolidated non-bank subsidiary and unconsolidated affiliates	3	21
Investment securities available for sale	122	103
Investments in subsidiaries:
Consolidated bank subsidiary	11,932	6,768
Consolidated non-bank subsidiaries	876	940
Unconsolidated affiliates	184	166
Notes and other receivables from:
Consolidated bank subsidiary	205	3
Consolidated non-bank subsidiaries and affiliates	210	120
Other assets	149	140

Total assets	$22,546	$18,371

Liabilities:
Securities sold under repurchase agreements	$6,293	$8,772
Commercial paper	2,355	998
Accrued taxes, expenses and other liabilities due to:
Consolidated bank subsidiary	241	54
Consolidated non-bank subsidiaries	11	7
External parties	218	167
Long-term debt	2,129	1,121

Total liabilities	11,247	11,119
Shareholders' equity	11,299	7,252

Total liabilities and shareholders' equity	$22,546	$18,371

STATEMENT OF CASH FLOWS

Years ended December 31,	2007	2006	2005
(In millions)
Net cash provided by operating activities	$170	$497	$512
Investing Activities:
Net (increase) decrease in interest-bearing deposits with bank subsidiary	(1,226)	(291)	580
Net (increase) decrease in securities purchased under resale agreements	2,489	(211)	(6,845)
Purchases of available-for-sale securities	(3)	(2)	(378)
Sales of available-for-sale securities	4	—	385
Investments in consolidated bank subsidiary	(300)	(5)	—
Investments in non-bank subsidiaries and affiliates	(13)	22	(20)
Net decrease in notes receivable from subsidiaries	18	1	15
Other	129	141	12

Net cash (used in) provided by investing activities	1,098	(345)	(6,251)
Financing Activities:
Net increase (decrease) in short-term borrowings	(2,479)	148	6,506
Net increase (decrease) in commercial paper	1,357	134	(102)
Proceeds from issuance of long-term debt, net of issuance costs	1,488	—	—
Payments for long-term debt	(516)	—	(345)
Proceeds from SPACES, net of issuance costs	—	—	345
Purchases of common stock	(1,002)	(368)	(664)
Proceeds from issuance of common stock for stock awards and options exercised	185	193	231
Payments for cash dividends	(301)	(259)	(232)

Net cash (used in) provided by financing activities	(1,268)	(152)	5,739

Net change	—	—	—
Cash and due from banks at beginning of year	—	—	—

Cash and due from banks at end of year	$—	$—	$—

STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES

Distribution of Average Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential (Unaudited)

        Average statements of condition and net interest revenue analysis for the years indicated are presented below.

Years ended December 31,	2007			2006			2005
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Interest-bearing deposits with non-U.S. banks	$7,420	$415	5.60%	$9,581	$412	4.30%	$17,186	$527	3.07%
Interest-bearing deposits with U.S. banks	13	1	7.19	40	2	5.00	74	2	2.60
Securities purchased under resale agreements	12,466	664	5.32	12,543	649	5.18	12,579	403	3.21
Federal funds sold	1,936	92	4.77	277	14	4.91	311	9	2.82
Trading account assets	972	55	5.60	975	48	4.91	470	21	4.39
Investment securities:
U.S. Treasury and federal agencies	21,705	1,106	5.10	21,160	1,011	4.78	24,833	866	3.49
State and political subdivisions(2)	5,268	251	4.79	2,616	115	4.45	1,839	78	4.23
Other investments	44,017	2,292	5.21	37,803	1,830	4.84	24,481	873	3.56
Commercial and financial loans	8,759	365	4.18	5,338	205	3.84	3,718	106	2.85
Lease financing(2)	1,994	29	1.45	2,332	83	3.59	2,295	87	3.81

Total interest-earning assets(2)	104,550	5,270	5.04	92,665	4,369	4.72	87,786	2,972	3.39
Cash and due from banks	3,272			2,977			2,598
Other assets	15,660			10,802			9,385

Total assets	$123,482			$106,444			$99,769

Liabilities and shareholders' equity:
Interest-bearing deposits:
Time	$2,476	135	5.45	$1,617	57	3.52	$2,058	66	3.19
Savings	5,081	178	3.50	836	32	3.81	934	21	2.28
Non-U.S.	60,663	1,985	3.27	53,182	1,802	3.39	46,711	1,045	2.24

Total interest-bearing deposits	68,220	2,298	3.37	55,635	1,891	3.40	49,703	1,132	2.28
Securities sold under repurchase agreements	16,132	701	4.35	20,883	914	4.38	22,432	613	2.73
Federal funds purchased	1,667	86	5.15	2,777	140	5.04	2,306	75	3.23
Other short-term borrowings	4,225	172	4.09	2,039	91	4.46	1,970	65	3.30
Long-term debt	3,402	225	6.62	2,621	178	6.77	2,461	138	5.63

Total interest-bearing liabilities	93,646	3,482	3.72	83,955	3,214	3.83	78,872	2,023	2.57

Noninterest-bearing deposits:
Special time	9,836			7,282			6,880
Demand	225			663			1,243
Non-U.S.(3)	579			329			170
Other liabilities	9,769			7,471			6,426
Shareholders' equity	9,427			6,744			6,178

Total liabilities and shareholders' equity	$123,482			$106,444			$99,769

Net interest revenue		$1,788			$1,155			$949

Excess of rate earned over rate paid			1.32%			.89%			.82%
Net interest margin(1)			1.71			1.25			1.08

(1)
Net interest margin is fully taxable-equivalent net interest revenue divided by average interest-earning assets.

(2)
Fully taxable-equivalent revenue is a method of presentation in which the tax savings achieved by investing in tax-exempt securities are included in interest revenue with a corresponding charge to income tax expense. This method facilitates the comparison of the performance of tax-exempt and taxable securities. The adjustment is computed using a federal income tax rate of 35%, adjusted for applicable state income taxes, net of the related federal-tax benefit. The fully taxable-equivalent adjustments included in interest revenue above were $58 million, $45 million and $42 million for the years ended December 31, 2007, 2006 and 2005, respectively.

(3)
Non-U.S. noninterest-bearing deposits were $1.02 billion, $326 million and $122 million at December 31, 2007, 2006 and 2005, respectively.

        The table below summarizes changes in fully taxable-equivalent interest revenue and interest expense due to changes in volume of interest-earning assets and interest-bearing liabilities, and due to changes in interest rates. Changes attributed to both volumes and rates have been allocated based on the proportion of change in each category.

Years ended December 31,	2007 Compared to 2006			2006 Compared to 2005
(Dollars in millions; fully taxable-equivalent basis)	Change in Volume	Change in Rate	Net (Decrease) Increase	Change in Volume	Change in Rate	Net (Decrease) Increase
Interest revenue related to:
Interest-bearing deposits with non-U.S. banks	$(93)	$96	$3	$(233)	$118	$(115)
Interest-bearing deposits with U.S. banks	(1)	—	(1)	(1)	1	—
Securities purchased under resale agreements	(4)	19	15	(1)	247	246
Federal funds sold	81	(3)	78	(1)	6	5
Trading account assets	—	7	7	22	5	27
Investment securities:
U.S. Treasury and federal agencies	26	69	95	(128)	273	145
State and political subdivisions	118	18	136	20	17	37
Other investments	300	162	462	488	469	957
Commercial and financial loans	130	30	160	46	53	99
Lease financing	(12)	(42)	(54)	1	(5)	(4)

Total interest-earning assets	545	356	901	213	1,184	1,397
Interest expense related to:
Deposits:
Time	30	48	78	(14)	5	(9)
Savings	162	(16)	146	(2)	13	11
Non-U.S.	254	(71)	183	145	612	757
Securities sold under repurchase agreements	(208)	(5)	(213)	(42)	343	301
Federal funds purchased	(56)	2	(54)	15	50	65
Other short-term borrowings	98	(17)	81	2	24	26
Long-term debt	53	(6)	47	10	30	40

Total interest-bearing liabilities	333	(65)	268	114	1,077	1,191

Net interest revenue	$212	$421	$633	$99	$107	$206

Quarterly Summarized Financial Information (Unaudited)

	2007 Quarters				2006 Quarters
(Dollars and shares in millions,	Fourth	Third	Second	First	Fourth	Third	Second	First
except per share amounts)
Total fee revenue	$1,910	$1,782	$1,537	$1,370	$1,305	$1,246	$1,375	$1,260
Interest revenue	1,454	1,383	1,203	1,172	1,226	1,103	1,034	961
Interest expense	898	919	818	847	910	837	772	695

Net interest revenue	556	464	385	325	316	266	262	266
Provision for loan losses	—	—	—	—	—	—	—	—

Net interest revenue after provision for loan losses	556	464	385	325	316	266	262	266
Gains (Losses) on sales of available-for-sale securities, net	13	(6)	(1)	1	1	3	14	(3)

Total revenue	2,479	2,240	1,921	1,696	1,622	1,515	1,651	1,523
Total operating expenses	2,173	1,689	1,358	1,213	1,178	1,090	1,176	1,096

Income from continuing operations before income taxes	306	551	563	483	444	425	475	427
Income tax expense from continuing operations	83	193	197	169	135	147	248	145

Income from continuing operations	223	358	366	314	309	278	227	282
Income from discontinued operations	—	—	—	—	—	—	—	10

Net income	$223	$358	$366	$314	$309	$278	$227	$292

Earnings per share from continuing operations:
Basic	$.58	$.92	$1.09	$.94	$.93	$.84	$.69	$.85
Diluted	.57	.91	1.07	.93	.91	.83	.68	.84
Income per share from discontinued operations:
Basic	$—	$—	$—	$—	$—	$—	$—	$.03
Diluted	—	—	—	—	—	—	—	.03
Earnings per share:
Basic	$.58	$.92	$1.09	$.94	$.93	$.84	$.69	$.88
Diluted	.57	.91	1.07	.93	.91	.83	.68	.87
Average shares outstanding:
Basic	385	387	336	334	331	330	331	333
Diluted	392	392	341	339	337	336	336	337
Dividends per share	$.23	$.22	$.22	$.21	$.21	$.20	$.20	$.19
Stock price:
High	$82.53	$73.76	$70.58	$72.82	$68.56	$64.35	$66.47	$63.73
Low	66.79	59.13	64.21	61.70	60.96	54.39	56.27	55.42
Close	81.20	68.16	68.40	64.75	67.44	62.40	58.09	60.43

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES: CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

        State Street has established and maintains disclosure controls and procedures that are designed to ensure that material information relating to State Street and its subsidiaries on a consolidated basis required to be disclosed in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to State Street management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. For the fiscal quarter ended December 31, 2007, State Street carried out an evaluation, under the supervision and with the participation of State Street management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of State Street's disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that State Street's disclosure controls and procedures were effective as of December 31, 2007.

        State Street has also established and maintains internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In the ordinary course of business, State Street routinely enhances its internal controls and procedures for financial reporting by either upgrading its current systems or implementing new systems. Changes have been made and will be made to State Street's internal controls and procedures for financial reporting as a result of these efforts. During the fiscal quarter ended December 31, 2007, there was no change in State Street's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, State Street's internal control over financial reporting.

INTERNAL CONTROL OVER FINANCIAL REPORTING

Management's Report on Internal Control Over Financial Reporting

        The management of State Street is responsible for the preparation and fair presentation of the financial statements and other financial information contained in this Form 10-K. Management is also responsible for establishing and maintaining adequate internal control over financial reporting. Management has designed business processes and internal controls and has also established and is responsible for maintaining a business culture that fosters financial integrity and accurate reporting. To these ends, management maintains a comprehensive system of internal controls intended to provide reasonable assurances regarding the reliability of financial reporting and the preparation of the consolidated financial statements of State Street in accordance with generally accepted accounting principles. State Street's accounting policies and internal control over financial reporting, established and maintained by management, are under the general oversight of State Street's Board of Directors, including State Street's Examining and Audit Committee.

        Management has made a comprehensive review, evaluation, and assessment of State Street's internal control over financial reporting as of December 31, 2007. The standard measures adopted by management in making its evaluation are the measures in the Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework).

        Based upon its review and evaluation, management has concluded that State Street's internal control over financial reporting is effective at December 31, 2007, and that there were no material weaknesses in State Street's internal control over financial reporting as of that date.

        Ernst & Young LLP, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Form 10-K, has issued its written attestation report on its assessment of State Street's internal control over financial reporting which follows this report.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

THE SHAREHOLDERS AND BOARD OF DIRECTORS
STATE STREET CORPORATION

        We have audited State Street Corporation's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). State Street Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, State Street Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of condition of State Street Corporation as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2007 of State Street Corporation and our report dated February 14, 2008 expressed an unqualified opinion thereon.

Boston, Massachusetts
February 14, 2008

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information concerning our directors will appear in our Proxy Statement for the 2008 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2008, under the caption "Election of Directors." Such information is incorporated herein by reference.

        Information about two current directors of State Street who will be retiring as directors at the 2008 Annual Meeting of Shareholders is as follows:

TENLEY E. ALBRIGHT, M.D.	Director since 1993

Physician and surgeon. Dr. Albright, age 72, Director, Collaborative Initiatives at MIT, is Chairman of Western Resources, Inc., a real estate holding company. Dr. Albright's concentration in medicine and health services stems from her specialty of general surgery over 23 years. She is a faculty member and lecturer in surgery at Harvard Medical School and an honorary member of New England Baptist Hospital. Dr. Albright is consultant to and formerly chairman of the Board of Regents of the National Library of Medicine at the National Institutes of Health. She has served on the Board of the Whitehead Institute for Biomedical Research, was recently elected to the Board of Research!America, and is a member of the corporation of Woods Hole Oceanographic Institution. Dr. Albright graduated from Harvard Medical School after attending Radcliffe College, and has received eight honorary degrees.

ARTHUR L. GOLDSTEIN	Director since 1995

Retired Chairman and Chief Executive Officer of Ionics, Incorporated, an international company involved in the purification and treatment of water. He was Chief Executive Officer of Ionics, Incorporated from 1971 to 2003 and was Chairman from 1991 to 2004. Mr. Goldstein, age 72, is a director of Cabot Corporation. He is a member of the National Academy of Engineering. He is a trustee of the California Institute of Technology, the Massachusetts General Physicians' Organization, Inc., a trustee and treasurer of Partners HealthCare System, where he serves as chairman of its finance committee and a member of the MIT Energy Initiative External Advisory Board. Mr. Goldstein received a B.S. degree in chemical engineering from Rensselaer Polytechnic Institute, an M.S. in chemical engineering from the University of Delaware, and an M.B.A. from Harvard Business School.

        Information concerning our executive officers appears under the caption "Executive Officers of the Registrant" in Item 4A of this Form 10-K.

        Information concerning our Examining and Audit Committee will appear in our Proxy Statement for the 2008 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2008, under the caption "Corporate Governance at State Street—Committees of the Board of Directors." Such information is incorporated herein by reference.

        Information concerning compliance with Section 16(a) of the Securities Exchange Act will appear in our Proxy Statement for the 2008 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2008, under the caption "Section 16(a) Beneficial Ownership Reporting Compliance." Such information is incorporated herein by reference.

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

ITEM 11.    EXECUTIVE COMPENSATION

        Information in response to this item will appear in our Proxy Statement for the 2008 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2008, under the caption "Executive Compensation." Such information is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information concerning security ownership of certain beneficial owners and management will appear in our Proxy Statement for the 2008 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2008, under the caption "Beneficial Ownership of Shares." Such information is incorporated herein by reference.

RELATED STOCKHOLDER MATTERS

        The following table discloses the number of outstanding options, warrants and rights granted by State Street to participants in equity compensation plans, as well as the number of securities remaining available for future issuance under these plans, as of December 31, 2007. The table provides this information separately for equity compensation plans that have and have not been approved by shareholders.

(Shares in thousands)	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category:
Equity compensation plans approved by shareholders	25,168	$53.92	14,936
Equity compensation plans not approved by shareholders	113	47.90	—

Total	25,281	53.89	14,936

        One compensation plan under which equity securities of State Street are authorized for issuance has been adopted without the approval of shareholders.

        In 2001, the Board adopted the State Street Corporation Savings-Related Stock Plan, or "SAYE Plan," for employees in the United Kingdom. Under the SAYE Plan, employee-participants could commit to save a specified amount from after-tax pay for a fixed period (either three or five years). Savings are deducted automatically. At the end of the period chosen, a tax-free bonus is added by State Street to the savings amount (the level of the bonus depends on the length of the fixed period of savings), and participants have the option to receive the savings and bonus amount in cash, or to use the amount to purchase common stock from State Street at an exercise price equal to the market price of the stock as of the date of joining the SAYE Plan less a discount fixed by State Street at the date of joining. For participants joining the SAYE Plan in 2001, the discount was 15%. There was no discount for participants joining in 2002. Options granted under the SAYE Plan are non-transferable. If a participant withdraws from participation before the end of the fixed period, the options to purchase stock are forfeited. If a participant terminates during the period due to retirement, disability, redundancy or sale of the employer from State Street's group, the options may be exercised within six months of the occurrence, or one year if by reason of death. Under the SAYE Plan, an aggregate of 170,000 shares of common stock was authorized for issuance. The SAYE Plan has been discontinued and no new participations under the SAYE Plan are permitted. At December 31, 2007, a total of 1,777 shares of common stock are eligible to be purchased under outstanding options.

        In addition, individual directors who are not our employees have received annual awards of deferred stock for a number of shares based on the amount of their annual retainer, payable after the director leaves the Board or attains a specific age. The number of deferred shares includes, in the case of certain directors, additional deferred share amounts in respect of an accrual under a terminated retirement plan, and for all directors is increased to reflect dividends paid on the common stock. Also, directors who are not our employees may receive their annual retainer payable at their option either in shares of our common stock or cash, and may further elect to defer either 50% or 100% until after termination of their services as a director. The number of deferred shares is increased to reflect dividends paid on the common stock. Deferred stock awards totaling 229,149 shares of common stock were outstanding at December 31, 2007; awards made through June 30, 2003 have not been approved by shareholders. Awards of deferred stock made or non-deferred retainer shares paid to individual directors after June 30, 2003 have been or will be made under our 1997 or 2006 Equity Incentive Plan, approved by shareholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Information concerning certain relationships and related transactions and director independence will appear in our Proxy Statement for the 2008 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2008, under the captions "Related Person Transactions" and "Corporate Governance at State Street." Such information is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Information concerning principal accounting fees and services will appear in our Proxy Statement for the 2008 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2008, under the caption "Relationship with Independent Registered Public Accounting Firm." Such information is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (A)(1)    FINANCIAL STATEMENTS

  The following consolidated financial statements of State Street are included in Item 8 hereof:

  Report of Independent Registered Public Accounting Firm
  Consolidated Statement of Income—Years ended December 31, 2007, 2006 and 2005
  Consolidated Statement of Condition—As of December 31, 2007 and 2006
  Consolidated Statement of Changes in Shareholders' Equity—Years ended December 31, 2007, 2006 and 2005
  Consolidated Statement of Cash Flows—Years ended December 31, 2007, 2006 and 2005
  Notes to Consolidated Financial Statements

  (A)(2)    FINANCIAL STATEMENT SCHEDULES

  Certain schedules to the consolidated financial statements have been omitted if they were not required by Article 9 of Regulation S-X or if, under the related instructions, they were inapplicable, or the information was contained elsewhere herein.

  (A)(3)    EXHIBITS

  A list of the exhibits filed or incorporated herein by reference is as follows:

2.1	Agreement and Plan of Merger dated as of February 4, 2007 by and between State Street Corporation and Investors Financial Services Corp. (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (filed as Exhibit 2.1 to State Street's Current Report on Form 8-K dated February 4, 2007 and incorporated herein by reference)
3.1	Restated Articles of Organization, as amended
3.2	Amended and Restated By-Laws dated October 19, 2006 (filed as Exhibit 3.2 to State Street's Current Report on Form 8-K dated October 19, 2006 and incorporated herein by reference)
4.1	The description of State Street's Common Stock is included in State Street's Registration Statement on Form 8-A, as filed on January 18, 1995 and March 7, 1995 (filed on January 18, 1995 and March 7, 1995 and incorporated herein by reference)
(Note: None of the instruments defining the rights of holders of State Street's outstanding long-term debt are in respect of indebtedness in excess of 10% of the total assets of State Street and its subsidiaries on a consolidated basis. State Street hereby agrees to furnish to the Securities and Exchange Commission upon request a copy of any other instrument with respect to long-term debt of State Street and its subsidiaries.)
10.1†	State Street's Management Supplemental Retirement Plan, Amended and Restated Effective as of January 1, 2008 (formerly, "State Street Corporation Supplemental Executive Retirement Plan") (filed as Exhibit 10.1 to State Street's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed with the Commission on November 2, 2007 and incorporated herein by reference)
10.2†	State Street's Amended and Restated Supplemental Defined Benefit Pension Plan for Senior Executive Officers (filed as Exhibit 10.1 to State Street's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference)

10.3†	State Street Global Advisors Incentive Plan for 1996 (filed as Exhibit 10.19 to State Street's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the Commission on March 27, 1996 and incorporated herein by reference)
10.4†	Forms of Employment Agreement with Officers (Levels 1, 2 and 3) approved by the Board of Directors on September 1995 (filed as Exhibit 10.20 to State Street's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the Commission on March 27, 1996 and incorporated herein by reference)
10.5†	State Street Global Advisors Equity Compensation Plan (filed as Exhibit 10 to State Street's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 filed with the Commission on November 14, 1996 and incorporated herein by reference)
10.6†	State Street's Executive Compensation Trust Agreement dated December 6, 1996 (Rabbi Trust) (filed as Exhibit 10.18 to State Street's Annual Report on Form 10-K for the year ended December 31, 1996 filed with the Commission on March 26, 1997 and incorporated herein by reference)
10.7†	State Street's 1997 Equity Incentive Plan, as amended, and forms of awards and agreements thereunder (filed as Exhibit 10.22 to State Street's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 filed with the Commission on August 14, 1997; Exhibit 10.17 to State Street's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Commission on March 26, 1998; Exhibit 10.1 to State Street's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 filed with the Commission on May 15, 2000; Exhibit 10.2 to State Street's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 filed with the Commission on August 11, 2000; Exhibit 12D to State Street's Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Commission on February 22, 2002; Exhibit 10.1 to State Street's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed with the Commission on November 5, 2004; Exhibit 10.2 to State Street's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed with the Commission on August 4, 2006; Exhibit 10.2 to State Street's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed with the Commission on November 5, 2004; Exhibit 10.3 to State Street's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed with the Commission on November 5, 2004; Exhibit 10.4 to State Street's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed with the Commission on November 5, 2004; Exhibit 10.5 to State Street's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed with the Commission on November 5, 2004; Exhibit 10.6 to State Street's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed with the Commission on November 5, 2004; Exhibit 10.7 to State Street's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed with the Commission on November 5, 2004; Exhibit 10.12L to State Street's Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Commission on February 18, 2005; and Exhibit 10.1 to State Street's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed with the Commission on August 4, 2006, which exhibits are incorporated herein by reference)
10.8†	State Street's 2006 Equity Incentive Plan and forms of award agreements thereunder

10.9†	State Street's 2006 Senior Executive Annual Incentive Plan (filed as Appendix C to State Street's definitive Proxy Statement filed with the Commission on March 13, 2006 and incorporated herein by reference)
10.10†	State Street's Management Supplemental Savings Plan, Amended and Restated Effective as of January 1, 2008 (formerly, "State Street Corporation 401(k) Restoration and Voluntary Deferral Plan") (filed as Exhibit 10.2 to State Street's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed with the Commission on November 2, 2007 and incorporated herein by reference)
10.11†	State Street's Savings-Related Stock Plan for United Kingdom employees (filed as Exhibit 99.1 to State Street's Registration Statement on Form S-8 filed on September 23, 2002, Commission File No. 333-100001, and incorporated herein by reference)
10.12†	Amended and Restated Deferred Compensation Plan for Directors of State Street Corporation (filed as Exhibit 10.1 to State Street's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 filed with the Commission on May 5, 1999 and incorporated herein by reference)
10.13†	Amended and Restated Deferred Compensation Plan for Directors of State Street Bank and Trust Company (filed as Exhibit 10.3 to State Street's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed with the Commission on August 4, 2006 and incorporated herein by reference)
10.14†	Description of compensation arrangements for non-employee directors
10.15†	Memorandum of agreement of employment of Edward J. Resch, accepted October 16, 2002 (filed as Exhibit 10.23 to State Street's Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Commission on February 21, 2003 and incorporated herein by reference)
10.16†	Separation Agreement between State Street Corporation and William W. Hunt, dated as of January 2, 2008
10.17A†	Form of Indemnification Agreement between State Street Corporation and each of its directors (filed as Exhibit 10.1 to State Street's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed with the Commission on May 4, 2007 and incorporated herein by reference)
10.17B†	Form of Indemnification Agreement between State Street Corporation and each of its executive officers (filed as Exhibit 10.2 to State Street's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed with the Commission on May 4, 2007 and incorporated herein by reference)
10.17C†	Form of Indemnification Agreement between State Street Bank and Trust Company and each of its directors (filed as Exhibit 10.3 to State Street's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed with the Commission on May 4, 2007 and incorporated herein by reference)
10.17D†	Form of Indemnification Agreement between State Street Bank and Trust Company and each of its executive officers (filed as Exhibit 10.4 to State Street's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed with the Commission on May 4, 2007 and incorporated herein by reference)
11.1	Computation of Earnings per Share (information appears in note 21 of the Notes to Consolidated Financial Statements included under Part II, Item 8)
12.1	Statement of Ratios of Earnings to Fixed Charges
21.1	Subsidiaries of State Street Corporation

23.1	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications

†
Denotes management contract or compensatory plan or arrangement

SIGNATURES

        Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, on February 14, 2008, thereunto duly authorized.

STATE STREET CORPORATION
By	/s/ EDWARD J. RESCH EDWARD J. RESCH, Executive Vice President and Chief Financial Officer
By	/s/ JAMES J. MALERBA JAMES J. MALERBA, Senior Vice President and Corporate Controller

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 14, 2008 by the following persons on behalf of the registrant and in the capacities indicated.

OFFICERS:

/s/ RONALD E. LOGUE RONALD E. LOGUE, Chairman and Chief Executive Officer; Director	/s/ EDWARD J. RESCH EDWARD J. RESCH, Executive Vice President and Chief Financial Officer
/s/ JAMES J. MALERBA JAMES J. MALERBA, Senior Vice President and Corporate Controller

DIRECTORS:

/s/ TENLEY E. ALBRIGHT TENLEY E. ALBRIGHT, M.D.	/s/ KENNETT F. BURNES KENNETT F. BURNES
/s/ PETER COYM PETER COYM	/s/ NADER F. DAREHSHORI NADER F. DAREHSHORI
/s/ AMELIA C. FAWCETT AMELIA C. FAWCETT	/s/ ARTHUR L. GOLDSTEIN ARTHUR L. GOLDSTEIN
/s/ DAVID P. GRUBER DAVID P. GRUBER	/s/ LINDA A. HILL LINDA A. HILL

/s/ CHARLES R. LAMANTIA CHARLES R. LAMANTIA	/s/ RONALD E. LOGUE RONALD E. LOGUE
/s/ MAUREEN J. MISKOVIC MAUREEN J. MISKOVIC	/s/ RICHARD P. SERGEL RICHARD P. SERGEL
/s/ RONALD L. SKATES RONALD L. SKATES	/s/ GREGORY L. SUMME GREGORY L. SUMME
/s/ DIANA CHAPMAN WALSH DIANA CHAPMAN WALSH	/s/ ROBERT E. WEISSMAN ROBERT E. WEISSMAN

EXHIBIT INDEX

(filed herewith)

3.1	Restated Articles of Organization, as amended
10.8	State Street's 2006 Equity Incentive Plan and forms of award agreements thereunder
10.14	Description of compensation arrangements for non-employee directors
10.16	Separation Agreement between State Street and William W. Hunt, dated as of January 2, 2008
11.1	Computation of Earnings per Share (information appears in note 21 of the Notes to Consolidated Financial Statements included under Part II, Item 8)
12.1	Statement of Ratios of Earnings to Fixed Charges
21.1	Subsidiaries of State Street Corporation
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications

QuickLinks

STATE STREET CORPORATION Table of Contents
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
  ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Comparison of Five-Year Cumulative Total Shareholder Return
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
EXHIBIT INDEX