Form 10-Q
period 2008-03-31
STATE STREET CORP
filed 2008-05-09
CIK 93751

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
or
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The number of shares of State Street's common stock outstanding on April 30, 2008 was 390,893,230.

STATE STREET CORPORATION

Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2008

Table of Contents

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

GENERAL

        State Street Corporation is a financial holding company headquartered in Boston, Massachusetts. Through its subsidiaries, including its principal bank subsidiary, State Street Bank and Trust Company, which we refer to as "State Street Bank," State Street Corporation provides a full range of products and services to meet the needs of institutional investors worldwide. Unless otherwise indicated or unless the context requires otherwise, all references in this Management's Discussion and Analysis to "State Street," "we," "us," "our" or similar terms mean State Street Corporation and its subsidiaries on a consolidated basis. All references in this Form 10-Q to "the parent company" are to State Street Corporation. At March 31, 2008, we had consolidated total assets of $154.35 billion, consolidated total deposits of $104.71 billion, consolidated total shareholders' equity of $10.81 billion and employed 27,875.

        Our customers include mutual funds and other collective investment funds, corporate and public retirement plans, insurance companies, foundations, endowments and other investment pools, and investment managers. Our two lines of business, Investment Servicing and Investment Management, provide products and services including custody, recordkeeping, daily pricing and administration, shareholder services, foreign exchange, brokerage and other trading services, securities finance, deposit and short-term investment facilities, loan and lease financing, investment manager and hedge fund manager operations outsourcing, performance, risk and compliance analytics, investment research and investment management, including passive and active U.S. and non-U.S. equity and fixed-income strategies. We had $14.90 trillion of assets under custody and $1.96 trillion of assets under management at March 31, 2008. Financial information about our business lines is provided later in the "Line of Business Information" section of this Management's Discussion and Analysis.

        This Management's Discussion and Analysis is part of our Quarterly Report on Form 10-Q filed with the SEC, and updates our Annual Report on Form 10-K for the year ended December 31, 2007, which we refer to as the "2007 Form 10-K," and which we previously filed with the SEC. You should read the financial information in this Form 10-Q in conjunction with the financial information contained in the 2007 Form 10-K. Certain amounts previously reported have been reclassified to conform to current period classifications.

        We prepare our consolidated financial statements in accordance with United States generally accepted accounting principles, which we refer to as "GAAP," and which require management to make judgments in the application of its accounting policies that involve significant estimates and assumptions about the effect of matters that are inherently uncertain. Accounting policies considered relatively more significant in this respect are accounting for the fair value of financial instruments, special purpose entities, goodwill and income taxes. Additional information about these accounting policies is included in the "Significant Accounting Estimates" section of Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2007 Form 10-K. There were no significant changes to these accounting policies during the first quarter of 2008.

        On May 2, 2008, we announced that we had entered into a definitive agreement to sell our 50% interest in CitiStreet, a benefits servicing business that provides retirement plan recordkeeping and administrative services. We expect to complete the sale of CitiStreet, subject to customary closing conditions, by the end of the third quarter of 2008, and we anticipate that we will realize a gain on the sale when the transaction is completed.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

OVERVIEW OF FINANCIAL RESULTS

	Quarters Ended March 31,
(Dollars in millions, except per share amounts)	2008	2007(1)	% Change
Total fee revenue	$1,961	$1,370	43%
Net interest revenue	625	325	92
Gains (Losses) related to investment securities, net	(9)	1

Total revenue	2,577	1,696	52
Total operating expenses(2)	1,774	1,213	46

Income before income tax expense	803	483	66
Income tax expense	273	169

Net income	$530	$314	69

Earnings per share:
Basic	$1.37	$.94	46
Diluted	1.35	.93	45
Average shares outstanding (in thousands):
Basic	387,942	334,036
Diluted	393,647	338,727
Cash dividends declared	.23	.21
Return on shareholders' equity	18.7%	17.4%

(1)
Financial results for the first quarter of 2007 do not include results of the Investors Financial business, which was acquired in July 2007.

(2)
Expenses for the first quarter of 2008 included merger and integration costs of $26 million recorded in connection with the acquisition of Investors Financial.

Summary

        Our financial results for the first quarter of 2008 continued to reflect growth in revenue along with our ability to balance expense growth with revenue growth. Other highlights are as follows:

  •
  Servicing fees grew 34%, management fees grew 7%, trading services revenue grew 66% and securities finance revenue grew 209%, all compared to the first quarter of 2007, contributing to aggregate growth of 43% in total fee revenue compared to last year's first quarter.

  •
  Net interest revenue grew 92% and net interest margin grew 75 basis points compared to the 2007 quarter.

  •
  Total revenue grew 52%, and total operating expenses grew 46% compared to the 2007 quarter.

  •
  SSgA generated $69 billion of net new business in assets under management during the first quarter, which generate management fee revenue.

  •
  We generated $600 billion of new business in assets to be serviced during the first quarter, which generate servicing fee revenue.

        Certain financial information is presented and discussed in the following sections on both a GAAP basis and on an "operating" basis. Management measures certain financial information on an operating basis, as it believes this presentation supports meaningful comparisons from period to period and analysis of comparable financial trends with respect to our normal ongoing business operations. Management believes that operating-basis financial information, which includes the impact of revenue from non-taxable sources and excludes the impact of non-recurring expenses, facilitates an investor's

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

understanding and analysis of State Street's underlying performance and trends in addition to financial information prepared in accordance with GAAP.

Financial Highlights

        First quarter 2008 net income of $530 million increased 69%, and diluted earnings per share of $1.35 increased 45%, from net income of $314 million and diluted earnings per share of $0.93 for the first quarter of 2007. First quarter 2008 results reflected the impact of $26 million ($17 million after-tax, or $0.04 per share) of merger and integration costs associated with our July 2007 acquisition of Investors Financial.

        Comparing the first quarter of 2008 to the first quarter of 2007, our total revenue grew 52% to $2.58 billion, reflective of the addition of revenue of the acquired Investors Financial business and growth of our existing businesses. Total fee revenue was up 43%, with increases in all income statement revenue line items except processing fees and other revenue, which declined 26%. The growth in fee revenue was composed of growth in servicing fees, up 34%, management fees, up 7%, trading services revenue, up 66%, and securities finance revenue, up 209%.

        The increase in servicing fee revenue resulted from the contribution of revenue from the acquired Investors Financial business, as well as net new business from existing and new customers and higher transaction-related revenue. Management fees increased as a result of net new business, partially offset by a decline in performance fees and the impact of the decline in the equity markets during the first quarter. Servicing fees were essentially flat, and management fees decreased 6%, compared to the fourth quarter of 2007, the latter primarily the result of the decline in the equity markets during the first quarter and lower performance fees. Trading services revenue benefited from increases in customer volumes and currency volatility, both of which were driven by the continued disruption experienced in the global fixed-income securities markets. Trading services revenue also benefited from the contribution of revenue from the Currenex business, which we acquired in March 2007.

        The increase in securities finance revenue was primarily driven by wider average spreads. This business benefited from an increase in volatility attributable to the above-mentioned fixed-income markets disruption. Spreads also benefited from the Federal Reserve's aggregate 200 basis point reduction in the federal funds rate during the first quarter of 2008. The decline in processing fees and other revenue primarily reflected the impact of the continued fixed-income markets disruption, as revenue from our Structured Products group's asset-backed commercial paper business decreased.

        Net interest revenue increased 92% compared to the prior year's first quarter, with a related increase in net interest margin of 75 basis points. The increases were primarily due to wider spreads on fixed-rate securities and floating rate asset-backed securities, the contribution of interest-earning assets from Investors Financial, and increased volumes of foreign transaction deposits. Overall, we continue to benefit from higher levels of customer deposits and the continued favorable U.S. and non-U.S. interest rate environment.

        Total operating expenses increased 46% to $1.77 billion, primarily the result of increased incentive compensation due to improved performance, the addition of the operating expenses of the acquired Investors Financial business and increased staffing levels to support new business. Operating expenses included $26 million of merger and integration costs associated with the acquisition of Investors Financial. If these costs are excluded, operating expenses grew 44% to $1.75 billion from $1.21 billion for the first quarter of 2007. With growth in total revenue of 52% exceeding the growth in total operating expenses (presented on an operating basis to adjust for the merger and integration costs) of 44% in the first quarter comparison, we achieved positive operating leverage of approximately 800 basis

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

points. We define operating leverage as the difference between the growth rate of total revenue and the growth rate of total operating expenses presented on an operating basis.

        Our Investment Management business line generated increased revenue compared to the 2007 period, principally from increased customer demand for active investment management products, which earn a higher level of fees than other products. Revenue from the Investment Management business line increased 22% for the first quarter of 2008 compared to the first quarter of 2007. Net new business totaled $69 billion in assets under management in the first quarter of 2008, compared to net new business of $76 billion in last year's first quarter. Net new business is measured as the aggregate value of new asset management business added less asset management business lost during the period.

        Our Investment Servicing business line continued to generate new business. During the first quarter of 2008, we generated $600 billion in assets to be serviced, including custody, daily accounting and daily valuation, performance measurement, securities lending and fund administration.

        At March 31, 2008, we had aggregate assets under custody of $14.90 trillion, which decreased $400 billion, or 3%, from $15.30 trillion at December 31, 2007, and increased $2.57 billion, or 21%, from $12.33 trillion at March 31, 2007. At March 31, 2008, we had aggregate assets under management of $1.96 trillion, which decreased slightly from $1.98 trillion at December 31, 2007 and increased 6% from $1.85 trillion at March 31, 2007. The decreases in assets under custody and assets under management from December 31, 2007 to March 31, 2008 were caused primarily by the continued instability in the financial markets and resulting declines in asset valuations.

        Our effective income tax rate for the first quarter of 2008 was 34%, compared to 35% for the first quarter of 2007, and 33.7% for full-year 2007.

CONSOLIDATED RESULTS OF OPERATIONS

        This section discusses our consolidated results of operations for the first quarter of 2008 compared to the first quarter of 2007, and should be read in conjunction with the accompanying interim consolidated financial statements and related condensed notes.

TOTAL REVENUE

	Quarters Ended March 31,
(Dollars in millions)	2008	2007	% Change
Fee revenue:
Servicing fees	$960	$718	34%
Management fees	278	261	7
Trading services	366	220	66
Securities finance	303	98	209
Processing fees and other	54	73	(26)

Total fee revenue	1,961	1,370	43
Net interest revenue:
Interest revenue	1,288	1,172	10
Interest expense	663	847	(22)

Net interest revenue	625	325	92
Gains (Losses) related to investment securities, net	(9)	1

Total revenue	$2,577	$1,696	52

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Fee Revenue

        Servicing fees and management fees collectively comprised approximately 63% of total fee revenue for the first quarter of 2008. These fee levels are a function of several factors, including the mix and volume of assets under custody and assets under management, securities positions held and the volume of portfolio transactions, as well as the types of products and services used by customers. These fees are affected by changes in worldwide equity and fixed-income valuations. Generally, servicing fees are affected, in part, by changes in daily average valuations of assets under custody, while management fees are affected by changes in month-end valuations of assets under management. However, additional factors, such as the level of transaction volumes, changes in service level, balance credits, customer minimum balances, pricing concessions and other factors, may have a significant impact on servicing fee revenue.

        Generally, management fee revenue is more sensitive to changes in market valuations than servicing fee revenue. Performance fees composed about 3% of our management fee revenue for the first quarter of 2008, compared to about 6% for the 2007 quarter. Performance fees are generated when the performance of managed funds exceeds benchmarks specified in the management agreements.

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

Servicing fees

        Servicing fees are derived from custody, product- and participant-level accounting, daily pricing and administration; recordkeeping; investment manager and hedge fund manager operations outsourcing; master trust and master custody; and performance, risk and compliance analytics. The increase in servicing fees compared to the first quarter of 2007 was driven primarily by the contribution of $141 million of servicing fee revenue from the acquired Investors Financial business, net new business from existing and new customers, and higher transaction-related revenue. The daily average values for the S&P 500 Index were down 5%, and for the MSCI® EAFE Index were down 3%, compared with the first quarter of 2007. Servicing fees were essentially flat compared to the fourth quarter of 2007, primarily the result of the decline in the equity markets during the current-year first quarter offset by net new business from existing and new customers.

ASSETS UNDER CUSTODY (In billions)	March 31, 2008	December 31, 2007	March 31, 2007
Mutual funds	$4,688	$4,803	$3,952
Collective funds	3,057	3,199	1,720
Pension products	3,884	3,960	3,775
Insurance and other products	3,271	3,337	2,884

Total	$14,900	$15,299	$12,331

FINANCIAL INSTRUMENT MIX OF ASSETS UNDER CUSTODY (In billions)
Equities	$8,271	$8,653	$6,347
Fixed-income	4,021	4,087	3,730
Short-term and other investments	2,608	2,559	2,254

Total	$14,900	$15,299	$12,331

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Management fees

        The increase in management fees primarily reflected increases in net new business partially offset by a decline in performance fees and the impact of the unfavorable volatility in the equity markets. The averages of month-end values for the S&P 500 Index were down 5%, and for the MSCI® EAFE Index were down 3%, compared with the first quarter of 2007. Management fees decreased 6% compared to the fourth quarter of 2007, primarily the result of declines in month-end equity valuations and reduced performance fees. Performance fees were $7 million for the first quarter of 2008, $15 million for the first quarter of 2007 and $21 million for the fourth quarter of 2007. The decreases generally resulted from somewhat lower performance when measured against the decline in the equity markets during the first quarter of 2008.

ASSETS UNDER MANAGEMENT (In billions)	March 31, 2008	December 31, 2007	March 31, 2007
Equities:
Passive	$759	$803	$714
Active and other	171	206	188
Company stock/ESOP	67	79	85

Total equities	997	1,088	987
Fixed-income:
Passive	238	218	170
Active	37	41	40
Cash and money market	683	632	652

Total fixed-income and cash	958	891	862

Total	$1,955	$1,979	$1,849

        The following table presents a summary of activity in assets under management for the twelve months ended March 31, 2008.

ASSETS UNDER MANAGEMENT (In billions)
March 31, 2007	$1,849
Net new business	40
Market appreciation	90

December 31, 2007	1,979
Net new business	69
Market depreciation	(93)

March 31, 2008	$1,955

Trading services

        Trading services revenue, which includes foreign exchange trading revenue and brokerage and other trading fees, increased 66% for the first quarter of 2008 compared to the first quarter of 2007. Foreign exchange trading revenue for the first quarter of 2008 totaled $265 million, up 74% from $152 million in the prior-year quarter. The increase reflected a 57% increase in currency volatility and a 28% increase in customer volumes, mostly in foreign exchange trading (a 29% increase), and

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

included the contribution of $23 million of revenue from the acquired Investors Financial business. Volumes in custody foreign exchange trading increased 19% over last year.

        Brokerage and other trading fees totaled $101 million for the first quarter of 2008, up 49% from $68 million for the first quarter of 2007, primarily the result of the contribution of fees from the operations of Currenex, which we acquired in March 2007, and increased fees from transition management, primarily non-U.S.

Securities finance

        Securities finance revenue for the first quarter of 2008 increased 209% compared to the first quarter of 2007, primarily driven by a 200% increase in average spreads. Lending volume increased about 6% over last year. Spreads benefited from the continued disruption in the global fixed-income securities markets, as well as from the Federal Reserve Board's aggregate 200 basis point reduction in the federal funds rate in the first quarter of 2008.

Processing Fees and Other

        The decrease in processing fees and other revenue for the first quarter of 2008 compared to 2007 resulted from a decline in revenue from our Structured Products group, primarily associated with the previously described disruption in the fixed-income markets. The disruption impacted fees generated from asset-backed commercial paper activities, as rates paid on commercial paper increased significantly and spreads between the overall yield on the assets collateralizing the commercial paper and the rates paid to investors in the commercial paper narrowed. Processing fees and other revenue also reflected a $12 million write-down of securities purchased from the commercial paper conduits during the quarter pursuant to the liquidity asset purchase agreement between State Street Bank and the conduits. This purchase is more fully discussed in the "Off-Balance Sheet Arrangements" section of this Management's Discussion and Analysis.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

NET INTEREST REVENUE

	Quarter Ended March 31,
	2008			2007
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest Revenue/ Expense	Rate	Average Balance	Interest Revenue/ Expense	Rate
Federal funds sold and securities purchased under resale agreements	$16,432	$143	3.50%	$14,473	$196	5.48%
Investment securities	73,336	857	4.70	65,633	826	5.10
Loans and leases	12,536	119	3.80	8,429	78	3.77
Other	15,913	192	4.85	5,795	84	5.88

Total interest-earning assets	$118,217	$1,311	4.46	$94,330	$1,184	5.09

Deposits	$79,370	$464	2.35%	$56,964	$511	3.64%
Short-term borrowings	20,968	139	2.67	25,246	291	4.68
Long-term debt	4,019	60	5.91	2,613	45	6.88

Total interest-bearing liabilities	$104,357	$663	2.56	$84,823	$847	4.05

Interest-rate spread			1.90%			1.04%
Net interest revenue—fully taxable-equivalent basis(1)		$648			$337

Net interest margin—fully taxable-equivalent basis			2.20%			1.45%
Net interest revenue—GAAP basis		$625			$325

(1)
Amounts include fully taxable-equivalent adjustments of $23 million for 2008 and $12 million for 2007.

        Net interest revenue is defined as the total of interest revenue earned on interest-earning assets less interest expense paid on interest-bearing liabilities. Interest-earning assets, which consist of investment securities, loans and leases and money market assets, are financed primarily by customer deposits and short-term borrowings. Net interest margin represents the relationship between net interest revenue and average interest-earning assets. Changes in the components of interest-earning assets, as well as interest-bearing liabilities, are discussed in more detail below. Additional detail about the components of interest revenue and interest expense is in note 11 to the consolidated financial statements included in this Form 10-Q.

        On a fully taxable-equivalent and GAAP basis, net interest revenue increased 92% compared to the first quarter of 2007, and net interest margin increased to 2.20% from 1.45%. This growth was the result of several favorable factors. First, spreads widened on fixed-rate securities. Second, the acquired Investors Financial business contributed interest-earning assets, which, adjusted for acquisition financing costs, generated $43 million of fully taxable-equivalent net interest revenue ($31 million on a GAAP basis) for the first quarter. Third, spreads widened on floating-rate asset-backed securities. Finally, foreign transaction deposit volumes increased. Transaction deposit volumes, particularly with respect to non-U.S. deposits, increased 27%. Volume increases resulted from net new business in non-U.S. assets under custody, as we continue to grow our asset servicing business internationally.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

        Average federal funds sold and securities purchased under resale agreements increased 13.5% or $1.96 billion to $16.43 billion, for the first quarter compared to a year-ago, primarily the result of excess liquidity.

        Our average investment securities portfolio increased from approximately $65.63 billion to approximately $73.34 billion, primarily due to the acquisition of investment securities of Investors Financial and increases in our tax-exempt securities portfolio. We continued to invest in "AA" and "AAA" rated securities. Securities rated "AA" and "AAA" comprised approximately 94% of the investment securities portfolio, with approximately 87% "AAA" rated, at March 31, 2008.

        Loans and leases averaged $12.54 billion, up 49% or $4.11 billion, for the first quarter compared to the year-ago first quarter average of $8.43 billion. The increase was related to higher average levels of customer overdraft activity associated with the growth in our asset servicing business, particularly internationally. Approximately 71% of the average loans and leases portfolio was composed of U.S. and non-U.S. short-duration advances, primarily related to the processing of custodied customer investments, which averaged approximately $8.84 billion for the first quarter of 2008, up $3.26 billion, or 58%, from $5.58 billion for the comparable quarter in 2007.

        The $22.41 billion, or 39%, increase from $56.96 billion to $79.37 billion in average interest-bearing deposits for the first quarter compared to the prior-year period was mainly due to the acquisition of Investors Financial and an increase in low-cost customer deposits. This deposit growth was the major contributor to the $23.89 billion, or 25%, increase in average interest-earning assets.

        Average short-term borrowings decreased $4.28 billion, or 17%, from $25.25 billion to $20.97 billion, primarily due to the liquidity provided by the increase in customer deposits, and average long-term debt increased due to issuances associated with the Investors Financial acquisition and additional issuances to strengthen our regulatory capital position.

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

Gains (Losses) Related to Investment Securities, Net

        We recorded net gains of $6 million from sales of available-for-sale securities in the first quarter of 2008, compared to net gains of $1 million in the 2007 quarter. We also recorded other-than-temporary impairment of $15 million in 2008, most of which related to one asset-backed security. The impairment adjustment was based on our analysis of the underlying collateral and assessment of the related monoline insurer, after which we concluded that, although only a portion of the decline in fair value of the security was attributable to credit, the security should be written down to its current fair value. Additional information about available-for-sale securities, and the gross gains and losses that comprise the net sale gains, is in the "Financial Condition" section of this Management's Discussion and Analysis and in note 2 to the consolidated financial statements included in this Form 10-Q.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

OPERATING EXPENSES

	Quarters Ended March 31,
(Dollars in millions)	2008	2007	% Change
Salaries and employee benefits	$1,062	$739	44%
Information systems and communications	155	125	24
Transaction processing services	162	129	26
Occupancy	110	94	17
Merger and integration costs	26	—	—
Professional services	82	35	134
Amortization of intangible assets	33	12	175
Other	144	79	82

Total operating expenses	$1,774	$1,213	46

Number of employees at quarter end	27,875	21,950

        Salaries and employee benefits expense increases were mainly the result of higher incentive compensation due to improved performance and the accounting impact of equity-based compensation related to retirement-eligible employees, as well as the addition of salaries and benefits expenses of the acquired Investors Financial business. In addition, staffing levels increased to support new business, particularly in hedge fund servicing, global markets activities and investment management. The increase also resulted from the contribution of expenses of the acquired Currenex business.

        The increase in information systems and communications expense was primarily the result of the contribution of expenses of the acquired Investors Financial business and technology spending, both in Europe to support growth and related to the acquired Currenex business. Transaction processing expense increased primarily as a result of the contribution of expenses from the acquired Investors Financial business and higher transaction volumes in asset servicing. The increase in occupancy costs resulted primarily from expenses contributed by the acquired Investors Financial business related to additional leased space, as well as additional costs to support the growth in business in Europe.

        During the first quarter of 2008, in connection with the Investors Financial acquisition, we recorded merger and integration costs totaling $26 million in our consolidated statement of income. These costs consisted only of direct and incremental costs to integrate the acquired Investors Financial business into our operations, and do not include on-going expenses of the combined organization. The costs were primarily related to employee retention and system and customer integration.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

        Other operating expenses increased primarily as a result of higher professional services and sales promotion spending, an increase in securities processing costs and the impact of the acquired Investors Financial business, including amortization of intangible assets. Professional services included costs related to SSgA legal matters, as well as strategy and operations consulting, and Basel II compliance efforts.

Income Tax Expense

        We recorded income tax expense of $273 million for the first quarter of 2008, compared to $169 million for the first quarter of 2007, with the increase due to higher pre-tax earnings. The effective tax rate for the first quarter of 2008 was 34% compared to 35% for the first quarter of 2007.

LINE OF BUSINESS INFORMATION

        We report two lines of business: Investment Servicing and Investment Management. Given State Street's services and management organization, the results of operations for these lines of business are not necessarily comparable with those of other companies, including companies in the financial services industry. Additional information about our lines of business is included in note 22 to the consolidated financial statements in our 2007 Form 10-K.

        The following is a summary of line of business results. The amount presented in the "Other/One-Time" column represents the merger and acquisition costs recorded in connection with the acquisition of Investors Financial. These costs were not allocated to State Street's business lines.

	For the Quarters Ended March 31,
	Investment Servicing		Investment Management		Other/ One-Time		Total
(Dollars in millions, except where otherwise noted)	2008	2007	2008	2007	2008	2007	2008	2007
Fee revenue:
Servicing fees	$960	$718					$960	$718
Management fees	—	—	$278	$261			278	261
Trading services	366	220	—	—			366	220
Securities finance	228	74	75	24			303	98
Processing fees and other	32	58	22	15			54	73

Total fee revenue	1,586	1,070	375	300			1,961	1,370
Net interest revenue after provision for loan losses	590	288	35	37			625	325
Gains (Losses) related to investment securities, net	(9)	1	—	—			(9)	1

Total revenue	2,167	1,359	410	337			2,577	1,696
Operating expenses	1,437	995	311	218	$26		1,774	1,213

Income before income tax expense	$730	$364	$99	$119	$(26)		$803	$483

Pre-tax margin	34%	27%	24%	35%			31%	28%
Average assets (in billions)	$138.6	$104.4	$3.7	$3.4			$142.3	$107.8

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Investment Servicing

        Total revenue for the first quarter of 2008 increased 59% compared to the same period in 2007. Total fee revenue in the same comparison increased 48%, with the increase attributable to growth in servicing fees, trading services revenue and securities finance revenue, offset by a 45% decrease in processing fees and other revenue. The growth in servicing fees over the prior year was primarily due to the contribution of the acquired Investors Financial business, net new business and an increase in transaction volumes. Servicing fees were essentially flat compared to the fourth quarter of 2007. Trading services revenue increased 66%, mainly the result of increased volatility and higher volumes in our foreign exchange trading business, the contribution of revenue from the acquired Investors Financial business and an increase in revenues from the operations of Currenex. The growth in securities finance revenue resulted primarily from an improvement in average spreads, reflective of the impact of the continued disruption in the global fixed-income securities markets, as well as the Federal Reserve Board's aggregate 200 basis point reduction in the federal funds rate.

        Servicing fees and trading services revenue for Investment Servicing compose the total consolidated amounts for State Street, and securities finance and processing fees and other revenue for Investment Servicing comprise approximately 73% of these types of revenue included in our consolidated results. Refer to the "Consolidated Results of Operations—Fee Revenue" section of this Management's Discussion and Analysis for additional information about the activity in these types of fee revenue.

        Net interest revenue for the first quarter of 2008 increased 105% compared to the first quarter of 2007. The increase was principally due to wider spreads on fixed-rate securities and floating-rate asset-backed securities, a higher volume of non-U.S. transaction deposits, and the addition of interest-earning assets from the acquired Investors Financial business.

        Total operating expenses for the first quarter of 2008 increased 44% compared to the first quarter of 2007. The increase was primarily attributable to increased incentive compensation as a result of improved performance, the contribution of expenses of the acquired Investors Financial business, and increased headcount to support business growth.

Investment Management

        Total revenue for the first quarter of 2008 increased 22% compared to the comparable period in 2007, due to a 25% increase in fee revenue, offset slightly by a 5% decline in net interest revenue. The increase in fee revenue was driven primarily by a 213% increase in securities finance revenue, primarily the result of significantly wider average spreads.

        Management fees, which are generated by SSgA, increased 7% as a result of net new business offset by lower performance fees and a decline in equity markets due to unfavorable volatility. Management fees decreased 6% compared to the fourth quarter of 2007, primarily the result of declines in month-end equity valuations and reduced performance fees. Management fees for Investment Management comprise the total consolidated management fees for State Street. Refer to the "Consolidated Results of Operations—Fee Revenue" section of this Management's Discussion and Analysis for additional information.

        For the first quarter of 2008, total operating expenses increased 43% from the comparable period in 2007, primarily attributable to an increase in headcount to support new business, as well as higher contract and professional services spending.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

FAIR VALUE MEASUREMENTS

        As we discuss more fully in note 9 to the consolidated financial statements in this Form 10-Q, we adopted the provisions of SFAS No. 157, Fair Value Measurements, effective January 1, 2008. This new standard does not require the measurement of financial assets and liabilities at fair value, but provides a consistent definition of fair value and establishes a framework for measuring fair value in accordance with GAAP. The new standard is intended to increase consistency and comparability in, and disclosures about, fair value measurements, by providing users with better information about the extent to which fair value is used to measure financial assets and liabilities, the inputs used to develop those measurements and the effect of the measurements, if any, on financial condition, results of operations, liquidity and capital.

        The new standard defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an "exit price") in the principal or most advantageous market for an asset or liability in an orderly transaction between market participants on the measurement date. When we measure fair value for financial assets and liabilities, we consider the principal or most advantageous market in which we would transact, and we consider assumptions that market participants would use when pricing the asset or liability. When possible, we look to active and observable markets to measure the fair value of identical financial assets or liabilities. When identical financial assets and liabilities are not traded in active markets, we look to market-observable data for similar assets and liabilities. In some instances, certain assets and liabilities are not actively traded in observable markets, and as a result we use alternative valuation techniques to measure their fair value.

        In accordance with the new standard, we categorized the financial assets and liabilities that we carry at fair value in our consolidated statement of condition based upon the standard's three-level valuation hierarchy. The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (level 1) and the lowest priority to unobservable valuation inputs (level 3). Including the effect of master netting agreements (described in note 9), approximately $78.28 billion, or 51% of our consolidated total assets, were carried at fair value at March 31, 2008, compared to approximately $75.43 billion, or 53%, at December 31, 2007. The largest portion of our assets carried at fair value consisted of investment securities available for sale, of which approximately 91% were categorized in level 2 of the fair value hierarchy, with the remaining 9% categorized in level 3, and derivative instruments, of which approximately 93% (including the effect of master netting agreements) were categorized in level 2, with the remaining 7% categorized in level 3.

        The fair value of the investment securities categorized in level 2 was measured by management primarily using information obtained from third-party sources. The fair value of the derivatives categorized in level 2 predominantly represented foreign exchange contracts used in our trading activities, for which fair value was measured by management using discounted cash flow techniques with inputs consisting of observable spot and forward points, as well as observable interest rate curves.

        With respect to investment securities, management has evaluated the fair value methodologies utilized by third parties to determine whether such valuations are representative of an exit price in our principal markets and to assess the observability factors supporting valuations. In addition, we are currently expanding upon our internal, independent price verification process that validates valuation information received from third parties.

        With respect to derivative instruments, we evaluated the impact on valuation of the credit risk of our counterparties and our own credit. We considered factors such as the likelihood of default by us and our counterparties, our net exposures and remaining maturities in determining the appropriate

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

measurements of fair value. Valuation adjustments associated with these factors were not significant for the first quarter of 2008.

        Excluding the effect of master netting agreements, the fair value of our level 3 financial assets at March 31, 2008 was $6.97 billion, or 8.5% of total assets carried at fair value, and the fair value of our level 3 financial liabilities was $656 million, or 5% of total liabilities carried at fair value. The substantial majority of our assets categorized in level 3 was composed of asset-backed securities.

        The categorization of asset-backed securities in level 3 as of March 31, 2008 was significantly influenced by current conditions, including reduced levels of liquidity, in the fixed-income securities markets. There was little or no market activity for these securities during the first quarter, and as a result of the lack of price transparency, we measured their fair value using unobservable pricing inputs, primarily uncorroborated quotes received directly from third parties.

        The aggregate fair value of our financial assets and liabilities categorized in level 3 as of March 31, 2008, compared to January 1, 2008, was not materially different. The change in fair value of derivative assets and liabilities related to changes in fair value which were recorded primarily in trading services revenue in our statement of income as described in note 9, as well as the execution of additional derivative contracts during the first quarter.

        The remaining change in fair value of the level 3 category related to investment securities available for sale, principally mortgage- and asset-backed securities and collateralized mortgage obligations. The change was composed of depreciation in the value of asset-backed securities; the addition of asset-backed securities for which fair value could not be measured using observable inputs compared to January 1, 2008, generally the result of market conditions, including a lack of purchase and sale activity in similar securities and reduced levels of liquidity; offset by the categorization of mortgage-backed securities and collateralized mortgage obligations categorized in level 2, which were categorized in level 3 at January 1, 2008. The fair value of these level 2 securities was measured using observable inputs.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION

	For the Quarters Ended March 31,
(In millions)	2008 Average Balance	2007 Average Balance
Assets:
Interest-bearing deposits with non-U.S. banks	$14,823	$4,931
Securities purchased under resale agreements	12,148	14,102
Federal funds sold	4,284	371
Trading account assets	1,090	864
Investment securities	73,336	65,633
Loans and leases	12,536	8,429

Total interest-earning assets	118,217	94,330
Cash and due from banks	3,997	2,586
Other assets	20,135	10,849

Total assets	$142,349	$107,765

Liabilities and shareholders' equity:
Interest-bearing deposits:
U.S.	13,051	1,530
Non-U.S.	66,319	55,434

Total interest-bearing deposits	79,370	56,964
Securities sold under repurchase agreements	13,999	18,316
Federal funds purchased	1,081	3,443
Other short-term borrowings	5,888	3,487
Long-term debt	4,019	2,613

Total interest-bearing liabilities	104,357	84,823
Noninterest-bearing deposits	14,016	8,397
Other liabilities	12,602	7,253
Shareholders' equity	11,374	7,292

Total liabilities and shareholders' equity	$142,349	$107,765

Overview of Consolidated Statement of Condition

        The structure of our consolidated statement of condition, or balance sheet, is primarily driven by the liabilities generated by our core Investment Servicing and Investment Management businesses, while the volume, mix and currency denomination of the balance sheet are determined by both our customers' needs and our operating objectives. As our customers execute their worldwide cash management and investment activities, they use short-term investments and deposits that constitute the majority of our liabilities, generally non-interest-bearing demand deposits; interest-bearing transaction account deposits denominated in a variety of currencies; and repurchase agreements, which generally serve as short-term investment alternatives for our customers.

        Deposits and other liabilities generated by customer activities are invested in assets that overall generally match the liquidity and interest-rate characteristics of the liabilities. As a result, our assets

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

consist primarily of high-quality, marketable securities classified as either available for sale or held to maturity, and short-term money-market instruments, such as inter-bank placements, federal funds sold and securities purchased under resale agreements. The actual mix of assets is determined by the characteristics of the customer liabilities and our desire to maintain a well-diversified portfolio of high-quality assets. We manage our consolidated balance sheet structure using a disciplined process conducted within specific Board of Directors-approved policies for interest-rate risk, credit risk and liquidity.

        For the first quarter of 2008, the growth in average total interest-bearing liabilities of $19.53 billion was generally composed of a $10.89 billion increase in non-U.S. deposits, an $11.52 billion increase in U.S. deposits and a $1.41 billion increase in long-term debt, offset by a decrease in securities sold under repurchase agreements of $4.32 billion. The majority of the increases in U.S. deposits and long-term debt are attributable to the acquired Investors Financial business, while the other changes are generally representative of the impact of higher levels of customer activity outside the U.S. Average total interest-earning assets for the 2008 period increased $23.89 billion from 2007, consistent with the increased level of customer liabilities and increases from the Investors Financial business.

        For the first quarter of 2008, the average investment portfolio increased $7.70 billion compared to the first quarter of 2007, mainly due to the addition of Investors Financial investment securities.

Investment Securities

        The carrying values of investment securities were as follows as of period end:

(In millions)	March 31, 2008	December 31, 2007
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$7,918	$8,181
Mortgage-backed securities	14,624	14,585
Asset-backed securities	24,840	25,069
Collateralized mortgage obligations	10,386	11,892
State and political subdivisions	5,876	5,813
Other debt investments	3,840	4,041
Money-market mutual funds	272	243
Other equity securities	253	502

Total	$68,009	$70,326

Held to maturity:
U.S. Treasury and federal agencies:
Direct obligations	$756	$757
Mortgage-backed securities	907	940
Collateralized mortgage obligations	2,140	2,190
Other investments	492	346

Total	$4,295	$4,233

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

        We consider a well-diversified, high-credit quality investment securities portfolio to be an important element in the management of our consolidated balance sheet. The portfolio continues to be concentrated in securities with high credit quality, with approximately 94% of the carrying value of the portfolio "AAA" or "AA" rated. The percentages of the carrying value of the investment securities portfolio by external credit rating were as follows as of March 31, 2008 and December 31, 2007:

	2008	2007
AAA(1)	87%	89%
AA	7	6
A	4	3
BBB	1	1
Non-rated	1	1

	100%	100%

(1)
Includes U.S. Treasury securities.

        The investment securities portfolio of approximately 9,200 securities is diversified with respect to asset class. The majority of the portfolio is concentrated in high-grade mortgage-backed and asset-backed securities. The largely floating-rate asset-backed portfolio consists of home-equity loan, credit card, and auto- and student-loan securities. Mortgage-backed securities are split between securities of Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and large-issuer collateralized mortgage obligations. During the first quarter of 2008, 7 securities were placed on credit watch, and 459 securities were downgraded. Of the downgrades, 444 were based on downgrades of the monoline insurers that support certain of the securities. Monoline insurance coverage is provided primarily for our municipal bond portfolio, and covers approximately 4,200 securities with an aggregate carrying value of $1.90 billion included in state and political subdivisions. Without the insurance coverage, approximately 92% of our aggregate investment portfolio would still have been "AAA" or "AA" rated as of March 31, 2008. We evaluate securities for purchase based on an independent assessment of their underlying credit quality, not the related monoline insurance support.

        At March 31, 2008, the asset-backed securities in the portfolio included $5.9 billion collateralized by first-lien sub-prime mortgages, compared to $6.2 billion at December 31, 2007. Of this total, 70% were "AAA" rated and 30% were "AA" rated. These securities are diversified first-lien mortgage pools. Almost 50% of the securities were issued in 2005 or earlier, and the 2005 issuances had a weighted-average life of approximately 2.4 years at March 31, 2008. With respect to securities issued in 2006, 86% were "AAA" rated. As of March 31, 2008, three securities had been downgraded, and none were on credit watch. Credit enhancement on the sub-prime holdings averaged 41%.

        The fixed-income securities markets have continued to experience significant disruption and resulting illiquidity during the past three quarters. This illiquidity has resulted in an increase in the net pre-tax unrealized loss on our overall investment portfolio to $3.16 billion at March 31, 2008. The net pre-tax unrealized loss was $1.11 billion at December 31, 2007, $834 million at September 30, 2007 and $637 million at June 30, 2007. Of the total, $3.12 billion ($1.92 billion after-tax) related to the available-for-sale portfolio at March 31, 2008, compared to $1.11 billion ($678 million after-tax) at December 31, 2007. Of the overall net pre-tax unrealized loss at March 31, 2008, $933 million ($574 million after-tax) related to asset-backed securities collateralized by sub-prime mortgages.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

        Management periodically reviews the investment securities portfolio to determine if other-than-temporary impairment has occurred. This review includes such quantitative factors as current and expected future interest rates, the length of time the security's cost basis has exceeded its fair value and the severity of the impairment measured as the ratio of fair value to amortized cost, and includes all investment securities for which there are issuer-specific concerns regardless of quantitative factors. In addition, we performed extensive analysis during the first quarter and as of March 31, 2008, in order to confirm that the declines in fair value did not reflect any instances where we believed we would not receive full principal and interest on individual securities. Our analysis included detailed credit analysis at the portfolio, asset class and individual security level. We also performed analysis to support our assertion that we have the ability and the intent to hold these securities until recovery in market value.

        After a full review of all investment securities, taking into consideration current economic conditions, adverse situations that might affect our ability to fully collect interest and principal, the timing of future payments, the credit quality and performance of the underlying collateral of asset-backed securities and other relevant factors, we recorded a write-down of $15 million for other-than-temporary impairment, most of which related to one asset-backed security wrapped by a monoline insurer. Based on our credit analysis of the underlying collateral and our assessment of the insurance wrap provider, we concluded that, although only a portion of the security's fair value decline was attributable to credit, the security should be written down to its current fair value.

        As of March 31, 2008, management considers the aggregate decline in fair value and the resulting pre-tax net unrealized loss of $3.16 billion ($1.94 billion after-tax) at March 31, 2008 to be temporary and not the result of any material changes in the credit characteristics of the investment securities portfolio, and management has both the ability and the intent to hold the securities until recovery in market value. The evaluation of declines in fair value and the determination of other-than-temporary impairment involve significant judgment and are based on a number of factors, such as underlying credit quality, the length of time that cost has exceeded fair value and the severity of the declines. Based on its evaluation of these and other factors, management's judgment is that there are no securities in the portfolio other than those already identified that are other-than-temporarily impaired as of March 31, 2008. However, given the continued disruption in the global securities markets and the resulting illiquidity, as well as the severity and duration of the decline in fair values of securities and uncertainty with respect to the credit quality and performance of underlying collateral, the investment securities portfolio may incur other-than-temporary impairment in future periods.

        Management intends to continue managing our investment securities portfolio to align with interest-rate and duration characteristics of our customer liabilities and in the context of our overall balance sheet structure, which is maintained within internally approved risk limits, and in consideration of the global interest-rate environment. Even with material increases in unrealized losses on investment securities, we may not experience material changes in our interest-rate risk profile, or experience a material impact on our net interest revenue.

Capital

        Regulatory and economic capital management both use key metrics evaluated by management to maintain an actual level of capital commensurate with our risk profile, in compliance with all regulatory requirements, and sufficient to provide us with the financial flexibility to undertake future strategic business initiatives.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Regulatory Capital

        Our objective with respect to regulatory capital management is to maintain a strong capital base in order to provide financial flexibility for our business needs, including funding corporate growth and supporting customers' cash management needs, and to provide protection against loss to depositors and creditors. We strive to maintain an optimal level of capital, commensurate with our risk profile, on which an attractive return to shareholders will be realized over both the short and long term, while protecting our obligations to depositors and creditors and satisfying regulatory requirements. You can obtain additional information about our capital management process in the Financial Condition section of Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2007 Form 10-K.

        At March 31, 2008, State Street and State Street Bank met all capital adequacy requirements to which they were subject. Regulatory capital amounts and ratios were as follows at March 31, 2008, and December 31, 2007:

	Regulatory Guidelines(1)
			State Street		State Street Bank
		Well Capitalized
(Dollars in millions)	Minimum		2008	2007	2008	2007
Tier 1 risk-based capital ratio	4%	6%	12.4%	11.2%	11.6%	11.2%
Total risk-based capital ratio	8	10	13.8	12.7	13.0	12.7
Tier 1 leverage ratio	4	5	6.1	5.3	5.9	5.5
Tier 1 risk-based capital			$8,399	$7,131	$7,636	$6,915
Total risk-based capital			9,335	8,071	8,596	7,878
Adjusted risk-weighted assets and market-risk equivalents:
Balance sheet risk-weighted assets			$44,134	$42,968	$42,479	$41,283
Off-balance sheet equivalent risk-weighted assets			22,984	20,248	22,997	20,254
Market-risk equivalents			587	321	586	317

Total			$67,705	$63,537	$66,062	$61,854

Quarterly average adjusted assets			$138,034	$135,686	$130,246	$126,746

(1)
State Street Bank must meet the regulatory designation of "well capitalized" in order to maintain State Street Corporation's status as a financial holding company, including a minimum tier 1 risk-based capital ratio of 6%, a minimum total risk-based capital ratio of 10% and a tier 1 leverage ratio of 5%. In addition, State Street Corporation must meet Federal Reserve guidelines for "well capitalized" for a bank holding company to be eligible for a streamlined review process for acquisition proposals. These guidelines require a minimum tier 1 risk-based capital ratio of 6% and a minimum total risk-based capital ratio of 10%.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

        At March 31, 2008, State Street's and State Street Bank's tier 1 and total risk-based capital ratios increased compared to year-end 2007. The increase in risk-based capital that resulted primarily from earnings and the issuance of capital-eligible debt securities was partly offset by increased total risk-weighted assets. The increase in total risk-weighted assets was the result of balance sheet growth and higher levels of off-balance sheet equivalent risk-weighted assets, principally from foreign exchange derivative instruments. Both ratios for State Street and State Street Bank exceeded the regulatory minimum and well-capitalized thresholds.

        In 2004, the Committee on Banking Supervision released the final version of its capital adequacy framework, commonly referred to as "Basel II". In 2006, the four U.S. banking regulatory agencies jointly issued their second draft of implementation rules, with industry comment provided by the end of March 2007, and final rules were released in December 2007, with a stated effective date of April 1, 2008. State Street has established a comprehensive program to implement these regulatory requirements within prescribed timeframes. We anticipate adopting the most advanced approaches for assessing capital adequacy.

        In March 2007, our Board of Directors authorized the purchase of up to 15 million shares of common stock for general corporate purposes, including mitigating the dilutive impact of shares issued under employee benefit plans. Under the above-described authorization, during January 2008, we repurchased .6 million shares of our common stock in connection with the settlement of a $1 billion accelerated share repurchase program that concluded on January 18, 2008. No additional shares were purchased during the first quarter of 2008, and as of March 31, 2008, approximately 13.2 million shares remained available for future purchase under the authorization described above. We generally employ third-party broker-dealers to acquire shares on the open market in connection with our stock purchase programs.

Economic Capital

        We define economic capital as the common equity required to protect holders of our debt against unexpected economic losses over a one-year period at a level consistent with the solvency of a firm with our target "AA" debt rating. Our Capital Committee is responsible for overseeing our economic capital process. The framework and methodologies used to quantify economic capital for each of the risk types described below have been developed by our Enterprise Risk Management, Global Treasury and Corporate Finance groups and are designed to be generally consistent with our risk management principles. This framework has been approved by senior management and has been reviewed by the Executive Committee of the Board of Directors. Due to the evolving nature of quantification techniques, we expect to periodically refine the methodologies, assumptions and data used to estimate our economic capital requirements, which could result in a different amount of capital needed to support our risk profile.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

  •
  Credit risk: the risk of loss that may result from the default or downgrade of a borrower or counterparty;

  •
  Operational risk: the risk of loss from inadequate or failed internal processes, people and systems, or from external events, which is consistent with the Basel II definition; and

  •
  Business risk: the risk of adverse changes in our earnings from business factors, including changes in the competitive environment, changes in the operational economics of our business activities, and the effect of strategic and reputation risks.

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

Liquidity

        The objective of liquidity management is to ensure that we have the ability to meet our financial obligations in a timely and cost-effective manner, and that we maintain sufficient flexibility to fund strategic corporate initiatives as they arise. Effective management of liquidity involves assessing the potential mismatch between the future cash needs of our customers and our available sources of cash under normal and adverse economic and business conditions. Uses of liquidity consist primarily of meeting deposit withdrawals and funding outstanding commitments to extend credit as they are drawn upon. Liquidity is provided by the maintenance of broad access to the global capital markets and by our balance sheet asset structure. You can obtain additional information about our liquidity management process in the Financial Condition section of Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2007 Form 10-K.

        Material risks to sources of short-term liquidity could include, among other things, adverse changes in the perception in the financial markets of our financial condition or liquidity needs, and downgrades by external rating agencies of our deposits and debt securities, which would restrict our ability to access the capital markets and may lead to withdrawals of unsecured deposits by our customers. In addition, a large volume of unanticipated funding requirements, such as fundings under liquidity asset purchase agreements that have met draw conditions, or large draw-downs of existing lines of credit, could require additional liquidity. On April 15, 2008, Fitch Ratings placed State Street and State Street Bank on "Rating Watch Negative." This is an adverse ratings action from their previous "Negative Outlook," but is not a downgrade of any State Street or State Street Bank credit ratings, which ratings remained unchanged.

        In managing our liquidity, we have issued term wholesale certificates of deposit and invested those funds in short-term money market assets where they would be available to meet cash needs. This portfolio stood at $5.37 billion at March 31, 2008, compared to $4.57 billion at December 31, 2007. In conjunction with our management of liquidity where we seek to maintain access to sources of back-up liquidity at reasonable costs, we are currently participating in the Federal Reserve's term auction facility, which is a secured lending program available to financial institutions that was established in December 2007. During the first quarter of 2008, our borrowings under this facility were as high as $1.5 billion, and totaled $1 billion at March 31, 2008. We did not experience any net deterioration in our customer deposit base during the first quarter of 2008.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

        While maintenance of our high investment-grade credit rating is of primary importance to our liquidity management program, on-balance sheet liquid assets represent significant liquidity that we can directly control, and provide a source of cash in the form of principal maturities and the ability to borrow from the capital markets using our securities as collateral. Our liquid assets consist primarily of short-term money-market assets, such as federal funds sold and interest-bearing deposits with banks, the latter of which are multicurrency instruments invested with major multinational banks; and high-quality, marketable investment securities not already pledged, which generally are more liquid than other types of assets and can be sold or borrowed against to quickly generate cash. As of March 31, 2008, the cash value of our liquid assets, as defined, totaled $62.11 billion, compared to $55.14 billion as of December 31, 2007. The increase was partly the result of our actions to strengthen our liquidity in light of the continuing uncertainty in the global fixed-income markets. Securities carried at $41.28 billion as of March 31, 2008, compared to $39.84 billion as of December 31, 2007, were designated as pledged for public and trust deposits, borrowed funds and for other purposes as provided by law, and are excluded from the liquid assets calculation. Included in liquid assets are securities that have been pledged to the Federal Reserve Bank of Boston in order to secure our ability to borrow from the discount window should the need arise. This access to primary credit borrowing is an important source of back-up liquidity for State Street Bank. As of March 31, 2008, we had no outstanding primary credit borrowings from the discount window.

        Based upon our level of liquid assets and our ability to access the capital markets for additional funding when necessary, including our ability to issue debt and equity securities under our current universal shelf registration, management considers overall liquidity at March 31, 2008 to be more than sufficient to meet State Street's current commitments and business needs, including accommodating the transaction and cash management needs of our customers.

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

        We maintain an effective universal shelf registration that allows for the offering and sale of debt securities, capital securities, common stock, depositary shares and preferred stock, and warrants to purchase such securities, including any shares into which the preferred stock and depositary shares may

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

be convertible, or any combination thereof. We have, as discussed above, issued in the past, and we may issue in the future, securities pursuant to the shelf registration. The issuance of debt or equity securities will depend on future market conditions, funding needs and other factors.

        We currently maintain a commercial paper program, under which we can issue up to $3 billion with original maturities of up to 270 days from the date of issue. At March 31, 2008, we had $2.12 billion of commercial paper outstanding, compared to $2.36 billion at December 31, 2007.

        State Street Bank currently has authority to issue bank notes up to an aggregate of $750 million with original maturities ranging from 14 days to five years. At March 31, 2008, no notes payable were outstanding and all $750 million was available for issuance. In addition, State Street Bank currently has authority to issue up to an aggregate of $1 billion of subordinated bank notes.

        State Street Bank currently maintains a line of credit with a financial institution of CAD $800 million, or approximately USD $779 million as of March 31, 2008, to support its Canadian securities processing operations. The line of credit has no stated termination date and is cancelable by either party with prior notice. As of March 31, 2008, no balance was outstanding on this line of credit.

Risk Management

        A comprehensive and well-integrated risk management function linked to our business strategy and to our capital is essential to the financial and operational success of our global business activities. Ineffective identification and mitigation of the risks we incur in executing on our business strategy can result in current losses to State Street as well as erosion of our capital and damage to our reputation.

        In order to appropriately identify, assess and manage our risks, we have a disciplined approach to risk management across State Street. The Board of Directors approves our risk and capital management policies and provides extensive review and oversight of our overall risk management programs which identify, measure, monitor and control risk exposures. The execution of duties in the management of people, products, business operations and processes is the responsibility of business unit managers. The function of risk management is responsible for designing, orchestrating and directing the implementation of comprehensive risk management programs consistent with corporate and regulatory standards. The risk management function also provides an integrated view of risk through consolidated reporting. Accordingly, risk management is a shared responsibility among Enterprise Risk Management and the business lines and requires joint efforts in goal setting, program design and implementation, resource management, and performance evaluation between business and functional units.

        While we believe that our risk management program is effective in managing the risks in our businesses, both internal and external factors may create risks that cannot always be identified or anticipated. For example, a material counterparty failure or a default of a material obligor could have a material adverse effect on our consolidated results of operations. Additional information about our process for managing market risk for both our trading and asset and liability management activities, as well as credit risk, operational risk and business risk, can be found in the Financial Condition section of Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2007 Form 10-K.

Market Risk

        Market risk is defined as the risk of adverse financial impact due to fluctuations in interest rates, foreign exchange rates and other market-driven factors and prices. State Street is exposed to market risk both in its trading and non-trading, or asset and liability management, activities. The market risk

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

management processes related to these activities, discussed in further detail below, apply to both on-balance sheet and off-balance sheet exposures.

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

        Market risk associated with foreign exchange and other trading activities is managed through corporate guidelines, including established limits on aggregate and net open positions, sensitivity to changes in interest rates, and concentrations, which are supplemented by stop-loss thresholds. We use an array of risk management tools and methodologies, including value-at-risk, to measure, monitor and manage market risk. All limits and measurement techniques are reviewed and adjusted as necessary on a regular basis by business managers, the market risk management group and the Trading and Market Risk Committee.

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

        As part of our trading activities, we assume positions in the foreign exchange and interest-rate markets by buying and selling cash instruments and using derivatives, including foreign exchange forward contracts, foreign exchange and interest-rate options and interest-rate swaps. As of March 31, 2008, the notional amounts of all these derivatives were $934.95 billion, of which $851.65 billion were foreign exchange forward, swap and spot contracts. In the aggregate, long and short foreign exchange forward positions are closely matched to minimize currency and interest-rate risk. All foreign exchange contracts are valued daily at current market rates. Additional information about trading derivatives is in note 10 to the consolidated financial statements included in this Form 10-Q.

        We use a variety of risk measurement and estimation techniques, including value-at-risk, which is an estimate of potential loss for a given period within a stated statistical confidence interval. We use a risk measurement system to estimate value-at-risk daily. We have adopted standards for estimating value-at-risk, and we maintain capital for market risk in accordance with applicable regulatory guidelines. Value-at-risk is estimated for a 99% one-tail confidence interval and an assumed one-day holding period using a historical observation period of greater than two years. A 99% one-tail confidence interval implies that daily trading losses should not exceed the estimated value-at-risk more than 1% of the time, or approximately three days out of the year. The methodology uses a simulation approach based on historically observed changes in foreign exchange rates, interest rates (domestic and

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

foreign) and foreign exchange implied volatilities, and takes into account the resulting diversification benefits provided from the mix of our trading positions.

        Like all quantitative risk measures, value-at-risk is subject to limitations and assumptions inherent in our methodology. Our methodology gives equal weight to all market-rate observations regardless of how recently the market rates were observed. The estimate is calculated using static portfolios consisting of trading positions held at the end of each business day. Therefore, implicit in the value-at-risk estimate is the assumption that no intraday actions are taken by management during adverse market movements. As a result, the methodology does not include risk associated with intraday changes in positions or intraday price volatility.

        The following table presents value-at-risk with respect to our trading activities, as measured by our value-at-risk methodology for the periods indicated:

	Quarters Ended March 31,
	2008			2007
VALUE-AT-RISK (In millions)	Average	Maximum	Minimum	Average	Maximum	Minimum
Foreign exchange products	$2.5	$4.9	$1.4	$1.7	$2.3	$0.7
Interest-rate products	0.5	0.8	0.3	1.3	2.8	0.4

        We back-test the estimated one-day value-at-risk on a daily basis. This information is reviewed and used to confirm that all relevant trading positions are properly modeled. For the quarters ended March 31, 2008 and 2007, we did not experience any trading losses in excess of our end-of-day value-at-risk estimate.

Asset and Liability Management Activities

        The primary objective of asset and liability management is to provide sustainable net interest revenue, or "NIR," under varying economic environments, while protecting the economic values of our balance sheet assets and liabilities from the effects of adverse changes in interest rates. Most of our NIR is earned from the investment of deposits generated by our core Investment Servicing and Investment Management businesses. We structure the assets on our balance sheet to generally conform to the characteristics of our balance sheet liabilities, but we manage our overall interest-rate risk position in the context of current and anticipated market conditions and within internally approved risk guidelines.

        Our investment activities and our use of derivatives are the primary tools used in managing interest-rate risk. We invest in financial instruments with currency, repricing, and maturity characteristics we consider appropriate to manage our overall interest-rate risk position. We use certain derivative financial instruments, primarily interest-rate swaps, to alter the interest-rate characteristics of specific balance sheet assets or liabilities. The use of derivatives is subject to internally approved guidelines. Additional information about our use of derivatives is in note 10 to the consolidated financial statements included in this Form 10-Q.

        As a result of growth in our non-U.S. operations, customer liabilities denominated in non-U.S. dollars are a significant portion of our consolidated balance sheet. This growth results in exposure to changes in the shape and level of non-U.S. dollar yield curves, which we include in our consolidated interest-rate risk management process.

        To measure, monitor, and report on our interest-rate risk position, we use (1) NIR simulation, or "NIR-at-risk," which measures the impact on NIR over the next twelve months to immediate, or rate

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

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

        The following table presents the estimated exposure of NIR for the next twelve months, calculated as of March 31, 2008 and December 31, 2007, due to a ± 100 basis point rate shock, and a ± 100 basis point rate ramp, in then-current interest rates. Estimated incremental exposures set forth below are dependent on management's assumptions about asset and liability sensitivities under various interest-rate scenarios, such as those previously discussed, and do not reflect any actions management may undertake in order to mitigate some of the adverse effects of interest-rate changes on State Street's financial performance.

NIR-AT-RISK

	Estimated Exposure to Net Interest Revenue
(In millions) Rate Change	March 31, 2008	December 31, 2007
+100 bps shock	$(58)	$(98)
-100 bps shock	(17)	7
+100 bps ramp	(39)	(44)
-100 bps ramp	29	20

        The following table presents estimated EVE exposures, calculated as of March 31, 2008 and December 31, 2007, assuming an immediate and prolonged shift in interest rates, the impact of which would be spread over a number of years.

ECONOMIC VALUE OF EQUITY

	Estimated Exposure to Economic Value of Equity
(In millions) Rate Change	March 31, 2008	December 31, 2007
+200 bps shock	$(1,084)	$(1,195)
-200 bps shock	61	48

        The incremental decreases in both NIR-at-risk and EVE exposures to upward shifts in interest rates are attributable to the runoff of fixed-rate investment securities and the issuance of fixed-rate debt during the first quarter of 2008.

        While the measures presented in the tables above are not a prediction of future NIR or valuations, they suggest that if all other variables remained constant, in the short term, falling interest rates would generally result in higher NIR than rising rates. In the first quarter of 2008, however, the benefit to NIR from falling rates was partially mitigated by the reinvestment of prepayments from mortgage-backed securities into lower-yielding liquid assets. Other important factors that impact the levels of NIR are balance sheet size and mix; interest-rate spreads; the slope and interest-rate level of U.S. dollar and non-U.S. dollar yield curves and the relationship between them; the pace of change in market interest rates; and management actions taken in response to the preceding conditions.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Credit Risk

        Credit and counterparty risk is defined as the risk of financial loss if a borrower or counterparty is either unable or unwilling to repay borrowings or settle a transaction in accordance with contractual terms. We assume credit and counterparty risk on both our on- and off-balance sheet exposures. The extension of credit and the acceptance of counterparty risk by State Street are governed by corporate guidelines based on the prospective customer's risk profile, the markets served, counterparty and country concentrations, and regulatory compliance. Our focus on large institutional investors and their businesses requires that we assume concentrated credit risk in a variety of forms to certain highly-rated entities. This concentration risk is mitigated by comprehensive guidelines and procedures to monitor and manage all aspects of credit and counterparty risk that we undertake. Exposures are evaluated on an individual basis at least annually.

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

        At March 31, 2008, total gross loans and leases were $14.90 billion compared to $15.80 billion at December 31, 2007, reflecting a decrease in the volume of daily overdrafts, which primarily result from advances for securities settlement related to customer investment activities. Overdrafts included in total gross loans were $11.46 billion and $11.65 billion at March 31, 2008 and December 31, 2007, respectively. Average overdrafts were approximately $8.84 billion for the first quarter of 2008, and $5.58 billion for the first quarter of 2007, generally representative of the growth in asset servicing, primarily internationally. These balances do not represent a significant increase in credit risk because of their short-term nature, which is generally overnight, as well as the lack of significant concentration and their occurrence in the normal course of the securities settlement process. An allowance for loan losses is maintained to absorb probable credit losses in the loan portfolio and is reviewed regularly by management for adequacy. The allowance for loan losses was $18 million at March 31, 2008 and December 31, 2007.

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

        Processes for credit approval and monitoring are in place for other credit extensions. As part of the approval and renewal process, appropriate due diligence is conducted based on the size and term of the exposure, as well as the quality of the counterparty. Exposures to these entities are aggregated and evaluated by our Enterprise Risk Management group.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

        Investments in debt and equity securities, including investments in affiliates, are monitored regularly by Corporate Finance and Enterprise Risk Management. To the extent necessary, procedures are in place for evaluating potentially impaired securities, as discussed in notes 1 and 3 to the consolidated financial statements included in our 2007 Form 10-K. Total non-performing investment securities were $3 million at both March 31, 2008 and December 31, 2007.

OFF-BALANCE SHEET ARRANGEMENTS

        Information with respect to off-balance sheet arrangements other than those described below is in notes 7 and 10 to the consolidated financial statements included in this Form 10-Q.

        In the normal course of business, we utilize three types of special purpose entities, referred to as "SPEs," two of which are not recorded in our consolidated financial statements. Information about the activities of these SPEs, which are used in connection with our tax-exempt investment program, our involvement with managed investment vehicles and our asset-backed commercial paper conduits, is in notes 10 and 11 to the consolidated financial statements included in our 2007 Form 10-K and in note 7 to the consolidated financial statements included in this Form 10-Q. Additional information about the commercial paper conduits is provided below.

        The risks associated with providing administration, liquidity, and/or credit enhancements to these SPEs are reviewed as part of our corporate risk management process in a manner that is consistent with applicable policies and guidelines. Management believes that State Street has sufficient liquidity plans in place to cover foreseeable risks associated with these activities.

Asset-Backed Commercial Paper Programs

        We administer four third-party-owned, special-purpose, multi-seller asset-backed commercial paper programs, commonly referred to as "conduits," the first of which was established in 1992. These conduits, which are structured as bankruptcy-remote entities and are not recorded in our consolidated financial statements under existing accounting standards, are designed to satisfy the investment demand of our institutional customers, particularly mutual fund customers, for commercial paper. Accounting standards related to off-balance sheet vehicles are currently being reconsidered by the FASB, and industry-wide revisions are under discussion that could require us to consolidate all of the conduits we administer into our financial statements in the future, possibly as early as January 1, 2009.

        Total assets in the four unconsolidated State Street-administered conduits were approximately $28.34 billion at March 31, 2008, compared to $28.76 billion at December 31, 2007. The conduits obtain funding through the issuance of commercial paper and hold diversified portfolios of investments, which are predominately composed of securities purchased in the capital markets. These investments are principally collateralized by mortgages, student loans, automobile and equipment loans and credit card receivables. Conduit assets are not sourced from our consolidated balance sheet.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

        The following tables provide additional information with respect to the composition of the conduits' asset portfolios, in the aggregate, as of March 31, 2008. As of this date, none of the conduits' portfolio securities were predominantly collateralized by sub-prime real estate mortgages. Approximately $3.3 billion, or 12% of the conduits' assets, were wrapped by monoline insurers. The weighted-average maturity of the aggregate conduit assets was approximately 4 years.

CONDUIT ASSETS BY COLLATERAL TYPE

(Dollars in billions)	Amount	Percent of Total Conduit Assets
Australian residential mortgage-backed securities	$4.7	17%
European residential mortgage-backed securities	4.6	16
U.S. residential mortgage-backed securities	4.0	14
United Kingdom residential mortgage-backed securities	2.1	7
Student loans	3.0	11
Auto and equipment loans	3.0	11
Credit cards	1.9	7
Other(1)	5.0	17

Total conduit assets	$28.3	100%

(1)
"Other" included trade receivables, collateralized loan obligations, business/commercial loans and other financial instruments. No individual asset class represented more than 2% of total conduit assets, except trade receivables, which were 3% of total conduit assets.

CONDUIT ASSETS BY CREDIT RATING

(Dollars in billions)	Amount	Percent of Total Conduit Assets
AAA/Aaa	$15.8	56%
AA/Aa	4.6	16
A/A	3.0	10
BBB/Baa	1.9	7
Not rated(2)	3.0	11

Total conduit assets	$28.3	100%

(2)
These assets reflect structured transactions. While not rated, the transactions have been reviewed by independent credit rating agencies and have been structured to maintain the conduits' P1 or similar rating.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

CONDUIT ASSETS BY ASSET ORIGIN

(Dollars in billions)	Amount	Percent of Total Conduit Assets
U.S.	$11.6	40%
Australia	6.1	22
Great Britain	2.7	10
Spain	2.0	7
Italy	2.0	7
Portugal	0.8	3
Germany	0.7	2
Netherlands	0.5	2
Greece	0.3	1
Belgium	0.3	1
Other	1.3	5

Total conduit assets	$28.3	100%

        Currently, our accounting for the conduits' activities is governed by FASB Interpretation No. 46(R), or "FIN 46(R)," and our conclusion that we are not required to consolidate some or all of the conduits' assets and liabilities into our consolidated financial statements is based on our application of the provisions of FIN 46(R). Expected losses, which we estimate using a financial model as described below, form the basis for our application of these provisions. Expected losses, as defined by FIN 46(R), are not economic losses. Instead, expected losses are calculated by comparing projected possible cash flows, which are probability-weighted, with expected cash flows for the risks the entity was designed to create and distribute; they represent the variability in potential cash flows of the entity's designated risks. We believe that credit risk is the predominant risk that is designed to be created and distributed by these entities. There is also a modest amount of basis risk within each conduit. Basis risk arises when commercial paper funding costs move at a different rate than the comparable floating-rate asset benchmark rates (generally LIBOR). Basis risk is mitigated through the use of derivative instruments, principally basis swaps, which remove this variability from each conduit. Accordingly, basis risk is not a significant assumption in the financial model.

        Any credit losses of the conduits would be absorbed by (1) investors in the subordinated debt, commonly referred to as "first-loss notes," issued by the conduits; (2) State Street, pursuant to our contractual obligations; and (3) the holders of the conduits' commercial paper. The investors in the first-loss notes, which are independent third parties, would absorb the first dollar of any credit loss on the conduits' assets. If credit losses exceeded the amount of first-loss notes, we would absorb credit losses through credit facilities provided to the conduits, which are discussed later in this section. The commercial paper holders would absorb credit losses after the first-loss notes and State Street's credit facilities have been exhausted. We have developed the financial model referenced above to estimate and allocate each conduit's expected losses.

        In order to estimate expected losses as required by FIN 46(R), we estimate possible defaults of the conduits' assets and allocate the expected losses to the conduits' variable interest holders based on the order in which actual losses would be absorbed, as described above. We use the financial model to estimate expected losses based on hundreds of thousands of probability-weighted loss scenarios. These simulations incorporate published rating agency data to estimate expected losses due to credit risk. Primary assumptions incorporated into the financial model relative to credit risk variability, such as default probabilities and loss severities, are directly linked to the conduit's underlying assets. These

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

default probabilities and loss severity assumptions vary by asset class and ratings of individual conduit assets. Accordingly, the model's calculation of expected losses is significantly affected by the credit ratings and asset mix of each conduit's assets. These statistics are reviewed by management regularly and more formally on an annual basis. If downgrades and asset mix change significantly, or if defaults occur on the conduits' underlying assets, we may conclude that the current level of first-loss notes is insufficient to absorb a majority of the conduits' expected losses.

        We perform stress tests and sensitivity analyses, with respect to each conduit individually, in order to model potential scenarios that could cause the amount of first-loss notes to be insufficient to absorb the majority of the conduits' expected losses. As part of these analyses, we have identified certain conduit assets that could be more susceptible to credit downgrade because of their underlying credit characteristics. Our scenario testing specifically addresses asset classes that have experienced significant price erosion and/or have little observed market activity. Examples of scenarios that are designed to measure the sensitivity of the sufficiency of the first-loss notes include assuming a downgrade of all assets which have underlying monoline insurance support, and assuming a downgrade scenario concerning certain other conduit securities where our analysis of the timing and amount of expected cash flows for selected security default expectations does not re-affirm the security's current external credit rating. These simulations do not include a scenario whereby all positions are simultaneously downgraded, the possibility of which we consider remote. In addition, a scenario could arise where one or more defaults could be so severe that the associated losses would exhaust a conduit's total first-loss notes currently outstanding.

        Since the conduits were first organized, we have entered into contractual obligations, usually in the form of liquidity asset purchase agreements, to support most or all of the conduits' liquidity, by agreeing to purchase assets from the conduits at their book value upon the occurrence of certain events. We also provide credit enhancement to the conduits in the form of standby letters of credit. Other institutions can and do provide contractual liquidity to the conduits. As required by these agreements, we provide back-up liquidity in the event that the conduits cannot meet their funding needs through the issuance of commercial paper. In the event that maturing commercial paper cannot be reissued into the market by the conduits' dealer group, we and the other institutions providing liquidity may be required to purchase portfolio assets from the conduits. State Street may also provide liquidity by purchasing commercial paper or providing other extensions of credit to the conduits. In addition, we may be required to purchase assets from the conduits in connection with certain events related to those assets. As of March 31, 2008, our commitments under these liquidity asset purchase agreements and back-up lines of credit totaled approximately $27.89 billion, and our commitments under standby letters of credit totaled $1.06 billion.

        There were no draw-downs on the standby letters of credit during the first quarter of 2008. However, pursuant to the contractual terms of our liquidity asset purchase agreement with the conduits, we were required to purchase $850 million of conduit assets during the quarter. The purchase was the result of various factors, including the continued illiquidity in the commercial paper markets. The securities were purchased at prices determined in accordance with existing contractual terms in the liquidity asset purchase agreement, and which exceeded their fair value. Accordingly, the securities were written down to fair value through a $12 million reduction of processing fees and other revenue in our consolidated statement of income. The securities are carried at fair value in securities available for sale in our consolidated statement of condition.

        The conduits generally sell commercial paper to third-party investors; however, we sometimes purchase commercial paper from the conduits. As of March 31, 2008, we held on our consolidated balance sheet an aggregate of approximately $292 million of commercial paper issued by the conduits,

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

compared to $2 million as of December 31, 2007 and $730 million as of September 30, 2007. The paper we hold is purchased at current market prices, and is carried at fair value in trading account assets in our consolidated statement of condition. These holdings have been higher than the levels of commercial paper we have historically held, which is reflective of the continued illiquidity in the asset-backed commercial paper markets and our desire to provide short-term stability to the conduits' funding costs. As of April 30, 2008, we held approximately $1.18 billion of the conduits' commercial paper.

        During the first quarter of 2008, investors continued to be concerned about the credit quality of the underlying assets generally held in asset-backed commercial paper conduits and similar vehicles across the industry. As a result, the ongoing illiquidity in the global fixed-income securities markets continues to make the funding of the State Street-administered conduits more challenging than in normal market conditions, and the yields that issuers have to pay on asset-backed commercial paper continue to exceed historical norms. Commercial paper is generally being placed by the State Street-administered conduits with shorter maturities and higher investor yields than historically experienced, which we believe is consistent with the experience of other market participants. This decline in maturities and increase in yields has compressed the spread between the rate earned on the conduits' assets and the conduits' funding costs. The weighted-average maturity of the conduits' commercial paper was approximately 16 days as of March 31, 2008, compared to approximately 20 days as of December 31, 2007 and 15 days as of September 30, 2007.

        We intend to continue to manage the liquidity of the programs, if and as needed, through purchases of commercial paper as necessary; however, if due to further deterioration in the liquidity of the fixed-income markets or otherwise, it would become necessary to purchase additional assets from the conduits pursuant to the contractual terms of the underlying liquidity asset purchase agreement, we anticipate that we could fund those additional purchases.

        For the first quarter of 2008, the fee revenue generated from our involvement with the conduits was approximately $11 million, compared to $22 million for the first quarter of 2007. We earn fees from our role as administrator, liquidity or credit enhancement provider and as one of the dealers, which fees are priced on a market basis. These fees are recorded in processing fees and other revenue in our consolidated statement of income. Our overall conduit business activities generated a pre-tax loss, which included the fee revenue described above, of approximately $1 million for the first quarter of 2008, compared to pre-tax income of $18 million for the first quarter of 2007. The decrease in this income resulted primarily from the change in fair value of basis swaps and the above-described decline in fee revenue.

        As described above, we provide the conduits with contractual liquidity, usually in the form of liquidity asset purchase agreements. If a conduit experienced a problem with an asset, subject to certain conditions the liquidity asset purchase agreement could be invoked by the conduit, requiring State Street to purchase the asset from the conduit at prices which may exceed the fair value of the assets. If that were to occur, we would recognize a loss upon purchase of the asset. Any loss from a credit default would first be offset by the level of funding provided by the first-loss note holders. Currently, in light of the continued illiquidity in the markets, we expect that an asset purchase would result in a write-down, which may be recovered in future periods, depending on State Street's actions after the asset is purchased and on market conditions.

        It is also possible that we would be required to consolidate one or more of the conduits' assets and liabilities onto our consolidated balance sheet. This consolidation would occur if we were determined to be the primary beneficiary of the conduits as defined in FIN 46(R). For example, if we updated our

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

expected loss model assumptions as a result of changes in market conditions or a downgrade in credit rating of conduit securities, we could be required to increase the amount of first-loss notes in order for the investors in the first-loss notes to continue to be considered the primary beneficiaries of the conduits. If the conduits were not able to issue additional first-loss notes or take other actions, we could be determined to be the primary beneficiary of the conduits, and we would be required to consolidate the conduits' assets and liabilities onto our consolidated balance sheet.

        During the first quarter of 2008, certain of the conduits issued an aggregate of $20 million of incremental subordinated debt, or first-loss notes, to third parties, to provide additional first-loss protection in light of the continued disruption and resulting volatility in the markets. First-loss notes outstanding at March 31, 2008 for the conduits in the aggregate totaled $52 million, compared to $32 million at December 31, 2007. The additional first-loss notes were issued even though the results of our expected loss model supported our conclusion that the existing $32 million of first-loss notes outstanding were sufficient with respect to our determination that we were not the primary beneficiary of the conduits, and that consolidation of the conduits was not required. The issuance of subordinated debt by the conduits, and our purchase of $850 million of conduit assets described above, are "reconsideration events" pursuant to FIN 46(R). Accordingly, we re-performed our expected loss analysis to consider the occurrence of each of these events and as of March 31, 2008, and determined that our model assumptions continued to be appropriate and were reflective of market participant assumptions. Accordingly, management concluded as of each of these dates that consolidation of the conduits was not required. We review the accounting treatment of each of the conduits at least quarterly, and more frequently if specific events warrant.

        There are currently two significant factors impacting the conduits. First, there has been a marked increase in the conduits' cost of financing, reflecting broader market concern surrounding off-balance sheet arrangements, specifically collateralized debt obligations, asset-backed conduits and special investment vehicles. During the quarter, these costs continued to be above historical norms. Second, the conduits' assets have continued to experience price erosion, since the vast majority of assets are asset- and mortgage-backed securities. Our expected loss analysis is sensitive to credit ratings and defaults of underlying conduit assets. While the pre-tax unrealized loss on the conduits' assets has increased from $850 million ($530 million after-tax) at December 31, 2007 to $2.49 billion ($1.49 billion after-tax) at March 31, 2008, only 28 conduit securities have been downgraded and 112 securities have been placed on credit watch, out of a total of approximately 750 securities held by the conduits, as of March 31, 2008. No asset defaults took place during the first quarter of 2008. The actions related to downgrades and placement on credit watch resulted primarily from credit rating downgrades of the monoline insurers that support certain of the conduit securities. Both the increase in the conduits' cost of financing and the price erosion in the conduits' assets are factors that have been contemplated in the most recent expected loss analysis performed pursuant to FIN 46(R).

        If consolidation were to occur because we determined that we were the primary beneficiary of the conduits as defined in FIN 46(R), we would consolidate the conduits' assets and liabilities onto our consolidated balance sheet at fair value. We expect that we would recognize an extraordinary loss on the date of consolidation if the fair value of the conduits' liabilities exceeded the fair value of the conduits' assets, as they do currently. This loss would be recovered back into income over the remaining lives of the assets, assuming that the assets were held to maturity and that we recovered the full principal amount of the securities.

        Purchasing or consolidating all or a significant portion of the assets of the conduits would affect the size and composition of our consolidated balance sheet and alter our financial and regulatory capital ratios, and may affect our earnings. In light of our continued ability to manage the liquidity of

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

the commercial paper as described above, we do not currently anticipate that this action will become necessary. However, for illustrative purposes only, assuming estimated fair values of the conduits' assets as of March 31, 2008, if all of the conduits' assets were purchased under the liquidity asset purchase agreements, or if the conduits' assets and liabilities were consolidated onto our consolidated balance sheet, we estimate that we would recognize an after-tax loss of approximately $1.49 billion in our consolidated statement of income.

        This estimate assumes that all of the conduits, with total assets of approximately $28.34 billion as of March 31, 2008, are consolidated on that date; that the assets of the conduits are recorded at fair value, which is based on State Street's consistent application of its pricing policies for conduit assets; and that the pre-tax loss is tax-effected at a 40% marginal income tax rate. If this consolidation were to occur in the future, or we were required to purchase assets pursuant to the liquidity asset purchase agreements at prices in excess of the fair value of the assets, the ultimate amount of loss will be based upon market conditions at the date such a determination is made, which could differ from the estimate provided above. If the assets were consolidated for accounting purposes pursuant to FIN 46(R), we expect that this loss would be recorded as an extraordinary loss, after income from continuing operations. If we were to purchase the assets under the liquidity asset purchase agreements, to the extent that a loss was incurred, the loss would be recognized in continuing operations.

        We consider the activities of the conduits in our management of liquidity. We expect that we would be able to access multiple sources of liquidity to fund additional required asset purchases, including sales of other assets, asset repurchase agreements, the issuance of corporate commercial paper, the issuance of bank certificates of deposit and time deposits, and accessing the Federal Reserve discount window or similar facilities in other jurisdictions in which we maintain significant banking operations. The consolidation of the conduits for accounting purposes alone would not require additional funding or liquidity for the conduits to fund their asset portfolios. However, if the reasons for consolidation related to an inability of the conduits to issue commercial paper, the conduits would require additional liquidity.

        If we were required to consolidate the conduits' assets and liabilities, our regulatory capital ratios would be negatively impacted for a period of time. With respect to regulatory capital, the consolidation of the conduits' assets and liabilities would cause a reduction of our tier 1 and total risk-based capital ratios. The impact of consolidation on our tier 1 leverage ratio would be more significant, but the degree of impact would depend on how and when consolidation occurred, since this ratio is a function of our consolidated total average assets over an entire quarter. If consolidation of the conduits was anticipated to occur, management expects that it would take appropriate action to maintain the tier 1 leverage ratio above 5%.

        For illustrative purposes, assuming estimated fair values of the conduits' assets as of March 31, 2008, priced as described above, if all of the conduits' assets and liabilities were consolidated onto our

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

consolidated balance sheet on March 31, 2008, the following table presents the estimated impact on State Street's and State Street Bank's regulatory capital ratios as of that date.

	State Street		State Street Bank
	Reported as of March 31, 2008	Adjusted for Conduit Consolidation as of March 31, 2008	Reported as of March 31, 2008	Adjusted for Conduit Consolidation as of March 31, 2008
Tier 1 leverage ratio	6.1%	5.0%	5.9%	4.7%
Tier 1 risk-based capital ratio	12.4	10.2	11.6	9.3
Total risk-based capital ratio	13.8	11.6	13.0	10.8

RECENT ACCOUNTING DEVELOPMENTS

        Information related to recent accounting developments is in note 1 to the consolidated financial statements included in this Form 10-Q.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information required by this item is included in the "Risk Management—Market Risk" section of Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

CONTROLS AND PROCEDURES

        State Street has established and maintains disclosure controls and procedures that are designed to ensure that material information relating to State Street and its subsidiaries on a consolidated basis required to be disclosed in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to State Street management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. For the quarter ended March 31, 2008, State Street carried out an evaluation, under the supervision and with the participation of State Street management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of State Street's disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that State Street's disclosure controls and procedures were effective as of March 31, 2008.

        State Street has also established and maintains internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. In the ordinary course of business, State Street routinely enhances its internal control over financial reporting by either upgrading its current systems or implementing new systems. Changes have been made and will be made to State Street's internal control over financial reporting as a result of these efforts. During the quarter ended March 31, 2008, there was no change in State Street's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, State Street's internal control over financial reporting.

STATE STREET CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

	Three Months Ended March 31,
	2008	2007
(Dollars in millions, except per share amounts)
Fee revenue:
Servicing fees	$960	$718
Management fees	278	261
Trading services	366	220
Securities finance	303	98
Processing fees and other	54	73

Total fee revenue	1,961	1,370
Net interest revenue:
Interest revenue	1,288	1,172
Interest expense	663	847

Net interest revenue	625	325
Provision for loan losses	—	—

Net interest revenue after provision for loan losses	625	325
Gains (Losses) related to investment securities, net	(9)	1

Total revenue	2,577	1,696
Operating expenses:
Salaries and employee benefits	1,062	739
Information systems and communications	155	125
Transaction processing services	162	129
Occupancy	110	94
Merger and integration costs	26	—
Professional services	82	35
Amortization of intangible assets	33	12
Other	144	79

Total operating expenses	1,774	1,213

Income before income tax expense	803	483
Income tax expense	273	169

Net income	$530	$314

Earnings per share:
Basic	$1.37	$.94
Diluted	1.35	.93
Average shares outstanding (in thousands):
Basic	387,942	334,036
Diluted	393,647	338,727
Cash dividends declared per share	$.23	$.21

The accompanying condensed notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION

CONSOLIDATED STATEMENT OF CONDITION

	March 31, 2008	December 31, 2007
(Dollars in millions, except per share amounts)	(Unaudited)	(Note 1)
Assets:
Cash and due from banks	$6,349	$4,733
Interest-bearing deposits with banks	13,540	5,579
Securities purchased under resale agreements	19,958	19,133
Federal funds sold	3,290	4,540
Trading account assets	1,044	589
Investment securities available for sale	68,009	70,326
Investment securities held to maturity (fair value of $4,260 and $4,225)	4,295	4,233
Loans and leases (net of allowance of $18)	14,886	15,784
Premises and equipment	1,965	1,894
Accrued income receivable	2,090	2,096
Goodwill	4,533	4,567
Other intangible assets	1,953	1,990
Other assets	12,437	7,079

Total assets	$154,349	$142,543

Liabilities:
Deposits:
Noninterest-bearing	$19,054	$15,039
Interest-bearing—U.S.	15,070	14,790
Interest-bearing—Non-U.S.	70,583	65,960

Total deposits	104,707	95,789
Securities sold under repurchase agreements	13,441	14,646
Federal funds purchased	1,225	425
Other short-term borrowings	6,371	5,557
Accrued taxes and other expenses	2,792	4,392
Other liabilities	10,845	6,799
Long-term debt	4,162	3,636

Total liabilities	143,543	131,244
Commitments and contingencies (note 6)
Shareholders' Equity:
Preferred stock, no par: authorized 3,500,000 shares; issued none
Common stock, $1 par: authorized 750,000,000 shares, issued 398,366,000 and 398,366,000 shares	398	398
Surplus	4,455	4,630
Retained earnings	8,185	7,745
Accumulated other comprehensive loss	(1,658)	(575)
Treasury stock, at cost (8,048,000 and 12,082,000 shares)	(574)	(899)

Total shareholders' equity	10,806	11,299

Total liabilities and shareholders' equity	$154,349	$142,543

The accompanying condensed notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(UNAUDITED)

	Common Stock				Accumulated Other Comprehensive (Loss) Income	Treasury Stock
				Retained Earnings
(Dollars in millions, except per share amounts, shares in thousands)	Shares	Amount	Surplus			Shares	Amount	Total
Balance at December 31, 2006	337,126	$337	$399	$7,030	$(224)	4,688	$(290)	$7,252
Adjustment for effect of applying provisions of FASB Staff Position No. FAS 13-2				(226)				(226)

Adjusted balance at January 1, 2007	337,126	337	399	6,804	(224)	4,688	(290)	7,026
Comprehensive income:
Net income				314				314
Change in net unrealized loss on available-for-sale securities, net of related taxes of $44 and reclassification adjustment					68			68
Foreign currency translation, net of related taxes of $4					12			12
Change in net unrealized loss on hedges of net investments in non-U.S. subsidiaries, net of related taxes					(1)			(1)
Change in minimum pension liability, net of related taxes					(2)			(2)

Total comprehensive income				314	77			391
Cash dividends declared ($.21 per share)				(72)				(72)
Common stock awards and options exercised, including tax benefit of $28			(88)			(3,307)	209	121
Other						5	1	1

Balance at March 31, 2007	337,126	$337	$311	$7,046	$(147)	1,386	$(80)	$7,467

Balance at December 31, 2007	398,366	$398	$4,630	$7,745	$(575)	12,082	$(899)	$11,299
Comprehensive income:
Net income				530				530
Change in net unrealized loss on available-for-sale securities, net of related taxes of $(705) and reclassification adjustment					(1,135)			(1,135)
Change in net unrealized loss on fair value hedges of available-for-sale securities, net of related taxes of $(34)					(51)			(51)
Foreign currency translation, net of related taxes of $10					121			121
Change in net unrealized loss on cash flow hedges, net of related taxes of $(8)					(11)			(11)
Change in net unrealized loss on hedges of net investments in non-U.S. subsidiaries, net of related taxes of $(4)					(7)			(7)

Total comprehensive income				530	(1,083)			(553)
Cash dividends declared ($.23 per share)				(90)				(90)
Common stock acquired						552		—
Contract payments to State Street Capital Trust III			(37)					(37)
Common stock awards and options exercised, including tax benefit of $47			(138)			(4,586)	325	187

Balance at March 31, 2008	398,366	$398	$4,455	$8,185	$(1,658)	8,048	$(574)	$10,806

The accompanying condensed notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
(In millions)	2008	2007
Operating Activities:
Net income	$530	$314
Adjustments to reconcile net income to net cash used in operating activities:
Non-cash adjustments for depreciation, amortization, and deferred income tax expense	172	190
Gains (Losses) related to investment securities, net	9	(1)
Change in trading account assets, net	(455)	(240)
Other, net	(2,132)	(446)

Net cash used in operating activities	(1,876)	(183)
Investing Activities:
Net (increase) decrease in interest-bearing deposits with banks	(7,961)	485
Net decrease in securities purchased under resale agreements and federal funds sold	425	2,520
Proceeds from sales of available-for-sale securities	711	757
Proceeds from maturities of available-for-sale securities	6,311	4,800
Purchases of available-for-sale securities	(6,534)	(8,514)
Proceeds from maturities of held-to-maturity securities	255	264
Purchases of held-to-maturity securities	(313)	(100)
Net (increase) decrease in loans	877	(1,198)
Business acquisitions, net of cash acquired	—	(547)
Purchases of equity investments and other long-term assets	(21)	(31)
Purchases of premises and equipment	(158)	(147)
Other, net	76	3

Net cash used in investing activities	(6,332)	(1,708)
Financing Activities:
Net increase in time deposits	6,337	1,290
Net increase (decrease) in all other deposits	2,576	(338)
Net increase in short-term borrowings	409	1,875
Proceeds of long-term debt, net of issuance cost	493	—
Payments for long-term debt and obligations under capital leases	(5)	(4)
Proceeds from issuance of treasury stock for options exercised	103	68
Payments for cash dividends	(89)	(70)

Net cash provided by financing activities	9,824	2,821

Net increase	1,616	930
Cash and due from banks at beginning of period	4,733	2,368

Cash and due from banks at end of period	$6,349	$3,298

        Non-cash investing and financing activities for the three months ended March 31, 2008 and 2007 were composed of commitments for construction costs of $22 million and $58 million, respectively, recorded in premises and equipment and other liabilities, in connection with a new foreign office lease agreement.

The accompanying condensed notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.    Summary of Significant Accounting Policies

Basis of Presentation

        The accounting and financial reporting policies of State Street Corporation conform to accounting principles generally accepted in the United States of America, referred to as "GAAP." Unless otherwise indicated or unless the context requires otherwise, all references in these condensed notes to consolidated financial statements to "State Street," "we," "us," "our" or similar references mean State Street Corporation and its subsidiaries on a consolidated basis. The parent company is a financial holding company headquartered in Boston, Massachusetts. We report two lines of business:

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

        The interim consolidated financial statements accompanying these notes are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the consolidated results of operations in these financial statements, have been made. The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying condensed notes. Actual results could differ from those estimates. Consolidated results of operations for the three months ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. Certain previously reported amounts have been reclassified to conform to current period classifications.

        The consolidated statement of condition at December 31, 2007, has been derived from the audited financial statements at that date, but does not include all footnotes required by GAAP for a complete set of financial statements. The accompanying interim consolidated financial statements and these condensed notes should be read in conjunction with the financial and risk factors information included in our 2007 Form 10-K, which we previously filed with the SEC, and in this Form 10-Q.

Recent Accounting Developments

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard requires specific disclosures with respect to the classification and amounts of derivative financial instruments in a company's financial statements; the accounting treatment for derivative instruments and related hedged items; and the impact of derivative instruments and related hedged items on a company's financial position, financial performance and cash flows. The provisions of this new standard are effective beginning January 1, 2009, and early application is

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 1.    Summary of Significant Accounting Policies (Continued)

permitted. Because the new standard impacts our disclosure and not our accounting treatment for derivative instruments and related hedged items, our adoption of the standard will not affect our consolidated financial statements.

Note 2.    Investment Securities

        Investment securities consisted of the following as of the dates indicated:

	March 31, 2008				December 31, 2007
		Unrealized				Unrealized
	Amortized Cost			Fair Value	Amortized Cost			Fair Value
(In millions)		Gains	Losses			Gains	Losses
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$7,847	$78	$7	$7,918	$8,163	$32	$14	$8,181
Mortgage-backed securities	14,536	129	41	14,624	14,631	54	100	14,585

Subtotal	22,383	207	48	22,542	22,794	86	114	22,766
Asset-backed securities	27,203	5	2,368	24,840	26,100	2	1,033	25,069
Collateralized mortgage obligations	11,156	14	784	10,386	12,018	41	167	11,892
State and political subdivisions	6,064	89	277	5,876	5,756	79	22	5,813
Other debt investments	3,811	59	30	3,840	4,041	27	27	4,041
Money-market mutual funds	272	—	—	272	243	—	—	243
Other equity securities	241	13	1	253	479	24	1	502

Total	$71,130	$387	$3,508	$68,009	$71,431	$259	$1,364	$70,326

Held to maturity:
U.S. Treasury and federal agencies:
Direct obligations	$756	$23		$779	$757	$9	$1	$765
Mortgage-backed securities	907	13	$1	919	940	7	6	941

Subtotal	1,663	36	1	1,698	1,697	16	7	1,706
Collateralized mortgage obligations	2,140	3	77	2,066	2,190	5	24	2,171
Other investments	492	4	—	496	346	2	—	348

Total	$4,295	$43	$78	$4,260	$4,233	$23	$31	$4,225

        Aggregate investment securities carried at $41.28 billion and $39.84 billion at March 31, 2008 and December 31, 2007, respectively, were designated as pledged for public and trust deposits, short-term borrowings and for other purposes as required by law.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 2.    Investment Securities (Continued)

        Gains and losses related to investment securities were as follows for the periods indicated:

	Three Months Ended March 31,
(In millions)	2008	2007
Gross gains from sales of available-for-sale securities	$9	$2
Gross losses from sales of available-for-sale securities	3	1
Other-than-temporary impairment write-downs	15	—

Net gains (losses)	$(9)	$1

Note 3.    Goodwill and Other Intangible Assets

        Changes in the carrying amount of goodwill were as follows for the three months ended March 31, 2008:

(In millions)	Investment Servicing	Investment Management	Total
Balance at December 31, 2007	$4,559	$8	$4,567
Adjustments of goodwill previously recorded	(40)	—	(40)
Other additions and translation adjustments	6	—	6

Balance at March 31, 2008	$4,525	$8	$4,533

        The adjustments of goodwill resulted primarily from changes in purchase accounting associated with the acquisitions of Investors Financial and Currenex.

        The gross carrying amount and accumulated amortization of other intangible assets were as follows as of March 31, 2008 and December 31, 2007:

	March 31, 2008			December 31, 2007
(In millions)	Gross Carrying Amount	Net Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$1,625	$(257)	$1,368	$1,615	$(227)	$1,388
Core deposits	500	(17)	483	500	(11)	489
Other	149	(47)	102	155	(42)	113

Total	$2,274	$(321)	$1,953	$2,270	$(280)	$1,990

        Expected amortization expense for other intangible assets held at March 31, 2008 is $134 million for 2008, $112 million for 2009, $111 million for 2010, $109 million for 2011 and $108 million for 2012.

Note 4.    Other Assets and Other Liabilities

        Other assets included $9.22 billion and $4.51 billion of unrealized gains on derivative financial instruments at March 31, 2008 and December 31, 2007, respectively. Other liabilities included $9.10 billion and $4.57 billion of unrealized losses on derivative financial instruments at March 31, 2008

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 4.    Other Assets and Other Liabilities (Continued)

and December 31, 2007, respectively. The increases resulted primarily from higher volumes of foreign exchange contracts and changes in foreign currency exchange rates.

        In 2007, in connection with Investors Financial acquisition, we recorded liabilities for exit and termination costs of approximately $67 million. These costs were composed of liabilities for severance associated with Investors Financial employees, abandonment of Investors Financial operating leases, and termination of service and other contracts executed by Investors Financial with third parties. These costs were recorded as part of the purchase price, and resulted in additional goodwill. Payment of liabilities associated with contract terminations and severance is expected to be substantially completed by the end of 2008. The liability related to lease abandonments will be reduced over the term of the related leases, which is approximately twelve years.

        The following table presents activity related to these liabilities for the first three months of 2008.

(In millions)	Contract Terminations	Severance	Lease Abandonments	Total
Balance at December 31, 2007	$10	$20	$31	$61
Payments	(6)	(7)	—	(13)
Other adjustments	—	—	5	5

Balance at March 31, 2008	$4	$13	$36	$53

Note 5.    Long-Term Debt

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

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 6.    Commitments and Contingencies

Off-Balance Sheet Commitments and Contingencies

        In the normal course of business, we hold assets under custody and management in a custodial or fiduciary capacity. Management conducts regular reviews of its responsibilities in this regard and considers the results in preparing the consolidated financial statements. In the opinion of management, no contingent liabilities existed at March 31, 2008, that would have had a material adverse effect on State Street's consolidated financial position or results of operations.

        On behalf of our customers, we lend their securities to brokers and other institutions. In most circumstances, we indemnify our customers for the fair market value of those securities against a failure of the borrower to return such securities. Collateral funds received in connection with our securities lending services are held by us as agent and are not recorded in our consolidated statement of condition. We require the borrowers to provide collateral in an amount equal to or in excess of 100% of the fair market value of the securities borrowed. The borrowed securities are revalued daily to determine if additional collateral is necessary. The aggregate amount of indemnified securities loaned totaled $591.08 billion at March 31, 2008, and $558.37 billion at December 31, 2007. We held, as agent, cash and U.S. government securities totaling $605.72 billion and $572.93 billion as collateral for indemnified securities loaned at March 31, 2008 and December 31, 2007, respectively.

Legal Proceedings

        Several customers have filed litigation claims against us, some of which are putative class actions purportedly on behalf of customers invested in certain of State Street Global Advisors', or "SSgA's", active fixed-income strategies. These claims relate to investment losses in one or more of SSgA's strategies that included sub-prime mortgage-backed investments. In December 2007, we established a reserve of approximately $625 million to address legal exposure associated with the under-performance of certain active fixed-income strategies managed by SSgA and customer concerns as to whether the execution of these strategies was consistent with the customers' investment intent. These strategies were adversely impacted by exposure to, and the lack of liquidity in, sub-prime mortgage markets that resulted from the disruption in the global securities markets during the second half of 2007. After aggregate settlement and related payments of $275 million through March 31, 2008, the reserve totaled approximately $350 million at March 31, 2008.

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

Tax Contingencies

        In the normal course of business, we are subject to challenges from U.S. and non-U.S. income tax authorities regarding the amount of taxes due. These challenges may result in adjustments to the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 6.    Commitments and Contingencies (Continued)

        Currently, the IRS is reviewing our 2000 - 2003 income tax returns. During those years, we entered into leveraged leases known as sale-in, lease-out, or "SILO," transactions, which the IRS has since classified as tax shelters. The IRS has proposed to disallow tax losses resulting from these leases. We believe that we reported the tax effects of all SILO lease transactions properly based upon applicable statutes, regulations and case law in effect at the time we entered into them, and we expect to appeal the disallowance.

        While it is unclear whether we will be able to reach an acceptable resolution with the IRS, management believes we are sufficiently reserved as of March 31, 2008 for tax exposures, including exposures related to SILO transactions, and related interest expense. In future periods, if management revises its evaluation of this tax position, the effect of the revision will be recorded in income tax expense in that period.

Note 7.    Securitizations and Variable Interest Entities

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

        We transfer assets to the trusts from our investment securities portfolio at adjusted book value, and the trusts finance the acquisition of these assets by selling certificated interests issued by the trusts to third-party investors and to State Street as residual holder. These transfers do not meet the derecognition criteria of SFAS No. 140, Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and therefore are recorded in our consolidated financial statements. The trusts had a weighted-average life of approximately 8.5 years at March 31, 2008, compared to approximately 8.6 years at December 31, 2007. Under separate agreements, we provide standby bond purchase agreements to these trusts, which obligate State Street to acquire the certificated interests at par value in the event that the re-marketing agent is unable to place the certificated interests with investors. Our obligations as standby bond purchase agreement provider terminate in the event of the following credit events: payment default, bankruptcy of issuer or credit enhancement provider, imposition of taxability, or downgrade of an asset held by the trust below investment grade. Our commitments to the trusts under these standby bond purchase agreements totaled $3.31 billion at March 31, 2008, none of which were utilized at period-end. In the event that our obligations under these agreements are triggered, no material impact to our consolidated financial position or results of operations is expected to occur, because the bonds are carried at fair value in our consolidated statement of condition.

Asset-Backed Commercial Paper Programs

        We established our first asset-backed commercial paper program in 1992, primarily to satisfy the investment demand of our institutional customers, particularly mutual fund customers, for commercial paper. Currently, we administer four third-party owned, multi-seller asset-backed commercial paper

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 7.    Securitizations and Variable Interest Entities (Continued)

programs, or "conduits," that purchase financial instruments, predominantly securities from the capital markets. These conduits, which are structured as special purpose, bankruptcy-remote entities, provide our customers with short-term investment products for cash management and other investment purposes. Our relationship with the conduits is contractual. We hold no direct or indirect equity ownership in these entities.

        Under FASB Interpretation No. 46(R), or "FIN 46(R)," issued in December 2003, each of the conduits meet the definition of a variable interest entity. In applying the provisions of FIN 46(R), we apply an expected loss model to the activities of each of the conduits to determine the primary beneficiaries of the conduits. As a result of application of this model, we have concluded that we are not the primary beneficiary of any of the conduits, as defined by FIN 46(R), and as a result, we do not record these conduits in our consolidated financial statements. The conduits have third-party investors who hold subordinated debt issued by the conduits. These investors are in a first-loss position and bear the majority of the expected losses, as defined by FIN 46(R), of the conduits. We re-perform our expected loss model at least quarterly, and more frequently if specific events occur. At March 31, 2008 and December 31, 2007, total assets in these unconsolidated conduits were $28.34 billion and $28.76 billion, respectively.

        In the normal course of business, asset purchases are funded by the conduits' issuance of commercial paper. We support the conduits' liquidity contractually through liquidity asset purchase agreements and back-up liquidity lines of credit. The majority of these liquidity support arrangements is provided by us. Other institutions can and do provide liquidity to the conduits. In addition, we provide direct credit support to the conduits in the form of standby letters of credit. Our commitments under these liquidity asset purchase agreements and back-up lines of credit totaled $27.89 billion, and our commitments under the standby letters of credit totaled $1.06 billion, at March 31, 2008.

        During the first quarter of 2008, certain of the conduits issued an aggregate of $20 million of incremental subordinated debt to third parties, providing additional first-loss protection in light of the continued disruption and resulting volatility in the markets. Aggregate conduit first-loss notes outstanding at March 31, 2008 totaled $52 million. In addition, during the quarter, we were required to purchase $850 million of conduit assets pursuant to the contractual terms of the liquidity asset purchase agreement between State Street and the conduits. The purchase was the result of various factors, including the continued illiquidity in the commercial paper markets. The securities were purchased at prices determined in accordance with existing contractual terms in the liquidity asset purchase agreement, and which exceeded their fair value. Accordingly, the securities were written down to fair value through a $12 million reduction of processing fees and other revenue in our consolidated statement of income, and are carried at fair value in securities available for sale in our consolidated statement of condition.

        Both the subordinated debt issuance and the asset purchase are "reconsideration events" pursuant to FIN 46(R). Accordingly, the expected loss analysis was re-performed to consider the occurrence of each of these events and as of March 31, 2008, and it was determined that our model assumptions continued to be appropriate and were reflective of market participant assumptions. Accordingly, management concluded as of each of these dates that consolidation of each of the conduits was not required.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 7.    Securitizations and Variable Interest Entities (Continued)

        We earn fees from our role as administrator, liquidity or credit enhancement provider, derivative counterparty, and as one of the dealers, which fees are priced on a market basis. These fees are recorded in processing fees and other revenue in our consolidated statement of income.

        The conduits are not designed to distribute interest-rate and/or foreign currency risk to commercial paper investors or the subordinated note holders. Accordingly, the conduits take measures to mitigate these risks through the use of derivative financial instruments. These derivative transactions are generally entered into with State Street Bank as a counterparty, and are based upon market observable rates and indices. Among the most significant derivative transactions are basis swaps, whereby the conduit receives its cost of funds and pays LIBOR plus a spread to State Street Bank. This structure mitigates a portion of the risk of erosion in the expected spread between the conduits' cost of funds and the respective currency LIBOR rate.

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

Collateralized Debt Obligations

        We manage a series of collateralized debt obligations, or "CDOs." A CDO is a managed investment vehicle which purchases a portfolio of diversified highly-rated assets. The CDO funds these purchases through the issuance of several tranches of debt and equity, the repayment and return of which are linked to the performance of the assets in the CDO. Typically, our involvement is as collateral manager. We may also invest in a small percentage of the debt issued. These entities typically meet the definition of a variable interest entity as defined by FIN 46(R). We are not the primary beneficiary of these CDOs, and as a result do not record these CDOs in our consolidated financial statements. At March 31, 2008 and December 31, 2007, total assets in these CDOs were $2.40 billion and $6.73 billion, respectively.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 8.    Shareholders' Equity

Accumulated Other Comprehensive Loss

        The components of accumulated other comprehensive loss, net of taxes, were as follows as of the dates indicated:

(In millions)	March 31, 2008	December 31, 2007
Foreign currency translation	$452	$331
Unrealized loss on hedges of net investments in non-U.S. subsidiaries	(22)	(15)
Unrealized loss on available-for-sale securities	(1,813)	(678)
Unrealized loss on fair value hedges of available-for-sale securities	(106)	(55)
Minimum pension liability	(146)	(146)
Unrealized loss on cash flow hedges	(23)	(12)

Total	$(1,658)	$(575)

        Total comprehensive income for the three months ended March 31, 2008 was a loss of $553 million, composed of $530 million of net income less $1,083 million of other comprehensive loss, which represents the overall change in accumulated other comprehensive loss presented in the above table.

        Total comprehensive income was $391 million for the three months ended March 31, 2007, composed of net income of $314 million plus $77 million of other comprehensive income.

Common Stock Purchases

        In March 2007, our Board of Directors authorized the purchase of up to 15 million shares of common stock for general corporate purposes, including mitigating the dilutive impact of shares issued under employee benefit plans. Under the above-described authorization, during January 2008, we repurchased .6 million shares of our common stock in connection with the settlement of a $1 billion accelerated share repurchase program that concluded on January 18, 2008. No additional shares were purchased during the first quarter of 2008, and as of March 31, 2008, approximately 13.2 million shares remained available for future purchase under the authorization described above.

        We generally employ third-party broker-dealers to acquire shares on the open market in connection with our stock purchase programs.

Note 9.    Fair Value Measurements

        Effective January 1, 2008, we adopted the provisions of SFAS No. 157, Fair Value Measurements. This new standard does not require the measurement of financial assets and liabilities at fair value, but provides a consistent definition of fair value, establishes a framework for measuring fair value in accordance with GAAP and requires expanded disclosures about fair value measurements. Prior to the standard, definitions of fair value varied and guidance for applying those definitions under GAAP was limited. In addition, the guidance was dispersed among the many accounting pronouncements that

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 9.    Fair Value Measurements (Continued)

require fair value measurements. The new standard is intended to increase consistency and comparability in, and disclosures about, fair value measurements, by providing users with better information about the extent to which fair value is used to measure financial assets and liabilities, the inputs used to develop those measurements and the effect of the measurements, if any, on financial condition and results of operations.

        The new standard defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an "exit price") in the principal or most advantageous market for an asset or liability in an orderly transaction between market participants on the measurement date. In addition, the standard establishes a hierarchy for measuring fair value. The fair value hierarchy is based on the observability of inputs to the valuation of a financial asset or liability as of the measurement date. In addition, the standard requires the recognition of trading gains or losses related to certain derivative transactions whose fair value has been determined using unobservable market inputs, and nullifies the guidance in Emerging Issues Task Force Issue, or "EITF," No. 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities, which prohibited the recognition of trading gains or losses for such derivative transactions when determining the fair value of instruments not traded in an active market.

        Management believes that its valuation techniques and underlying assumptions used to measure fair value conform to the provisions of the new standard. We have categorized the financial assets and liabilities that we carry at fair value in our consolidated statement of condition based upon the standard's three-level valuation hierarchy. The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (level 1) and the lowest priority to unobservable valuation inputs (level 3). If the inputs used to measure a financial asset or liability cross different levels of the hierarchy, categorization is based on the lowest level input that is significant to the fair value measurement. Management's assessment of the significance of a particular input to the overall fair value measurement of a financial asset or liability requires judgment, and considers factors specific to that asset or liability. The three levels are described below:

        Level 1.    Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market. Level 1 financial instruments include active exchange-traded equity securities and certain U.S. government securities.

        Level 2.    Financial assets and liabilities whose values are based on quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability. Level 2 inputs include the following:

  a)
  Quoted prices for similar assets or liabilities in active markets;

  b)
  Quoted prices for identical or similar assets or liabilities in non-active markets;

  c)
  Pricing models whose inputs are observable for substantially the full term of the asset or liability; and

  d)
  Pricing models whose inputs are derived principally from or corroborated by observable market information through correlation or other means for substantially the full term of the asset or liability.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 9.    Fair Value Measurements (Continued)

        Our level 2 financial assets predominately include various types of interest-rate and foreign exchange derivatives, as well as various types of fixed-income investment securities.

        Level 3.    Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable in the market and significant to the overall fair value measurement. These inputs reflect management judgment about the assumptions that a market participant would use in pricing the asset or liability, and are based on the best available information, some of which is internally developed. The following provides a more detailed discussion of our financial assets and liabilities categorized in level 3 and the related valuation methodology.

  •
  Asset-backed commercial paper carried in trading account assets is composed of certain foreign currency denominated paper for which fair value is measured using a matrix pricing methodology. Matrix pricing is a mathematical valuation technique that does not rely on quoted prices, but on the relationship of the securities being valued to other benchmark quoted securities, and thus inputs into the matrix are observable in the market. Matrix pricing is commonly used in the industry to measure fair value. Model inputs are based on market information from published indices, but are adjusted by management as deemed appropriate to account for market or liquidity conditions, and as a result the assets are categorized in level 3.

  •
  For certain securities available for sale, fair value is measured using information obtained from third parties or through the use of pricing models. Management has evaluated the methodologies used to determine fair value, but considers the level of market-observable information to be insufficient to categorize the securities in level 2.

  •
  Foreign exchange contracts carried in other assets and other liabilities are primarily composed of forward contracts and options. The fair value of foreign exchange forward contracts is measured using discounted cash flow techniques. However, in certain circumstances, extrapolation is required to develop certain forward points, which are not observable. The fair value of foreign exchange options is measured using an option pricing model. Because of a limited number of observable transactions, certain model inputs are unobservable, such as implied volatilities which are based on historical experience.

  •
  The fair value of certain interest-rate caps with long-dated maturities, also carried in other assets and other liabilities, is measured using a matrix pricing approach. Observable market prices are not available for these derivatives, so extrapolation is necessary to value these instruments, since they have a strike and/or maturity outside of the matrix.

        Excluding the effect of master netting agreements, the fair value of level 3 assets at March 31, 2008 was $6.97 billion, or 8.5% of total financial assets carried at fair value, and the fair value of level 3 liabilities was $656 million, or 5% of total financial liabilities carried at fair value.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 9.    Fair Value Measurements (Continued)

        The following table presents information about the financial assets and liabilities we carried at fair value in our consolidated statement of condition as of March 31, 2008.

	Fair Value Measurements on a Recurring Basis as of March 31, 2008
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets		$944	$100		$1,044
Investment securities available for sale:
U.S. Treasury and federal agencies:
Direct obligations		7,918	—		7,918
Mortgage-backed securities		14,591	33		14,624
Asset-backed securities		18,773	6,067		24,840
Collateralized mortgage obligations		10,324	62		10,386
State and political subdivisions		5,869	7		5,876
Other investments		4,319	46		4,365

Total investment securities available for sale		61,794	6,215		68,009
Other assets		12,579	658	$(4,014)	9,223

Total assets carried at fair value	—	$75,317	$6,973	$(4,014)	$78,276

Liabilities:
Other liabilities		$12,453	$656	$(4,014)	$9,095

Total liabilities carried at fair value	—	$12,453	$656	$(4,014)	$9,095

(1)
Represents counterparty and cash collateral netting. FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts—an interpretation of APB Opinion No. 10 and FASB Statement No. 105, permits netting of receivables and payables when a legally enforceable master netting agreement exists between State Street and the counterparty.

        The trading account assets represent the portion of the asset-backed commercial paper issued by one of the State Street-administered Australian commercial paper conduits, for which fair value was adjusted to account for current market conditions, including illiquidity.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 9.    Fair Value Measurements (Continued)

        The following tables present activity related to the financial assets and liabilities categorized in level 3 of the valuation hierarchy for the three months ended March 31, 2008.

	Fair Value Measurements Using Significant Unobservable Inputs Three Months Ended March 31, 2008
							Change in Unrealized Gains (Losses) Related to Financial Instruments Held at March 31, 2008
		Total Realized and Unrealized Gains (Losses)
				Purchases, Issuances and Settlements, Net
(In millions)	Fair Value at January 1, 2008	Recorded in Revenue	Recorded in Other Comprehensive Income		Transfers Into and/or Out of Level 3	Fair Value at March 31, 2008
Assets:
Trading account assets				$100		$100
Investment securities available for sale:
U.S. Treasury and federal agencies:
Mortgage-backed securities	$327			(1)	$(293)	33
Asset-backed securities	5,721	$(3)	$(309)	262	396	6,067
Collateralized mortgage obligations	459	—	—	(2)	(395)	62
State and political subdivisions	—	—	—	7	—	7
Other investments	53	2	—	(9)	—	46	$(2)

Total investment securities available for sale:	6,560	(1)	(309)	257	(292)	6,215	(2)
Other assets	374	227	—	57	—	658	205

Total assets	$6,934	$226	$(309)	$414	$(292)	$6,973	$203

Liabilities:
Other liabilities	$399	$208	—	$49	—	$656	$189

Total liabilities	$399	$208	—	$49	—	$656	$189

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 9.    Fair Value Measurements (Continued)

        For financial assets and liabilities categorized in level 3, total realized and unrealized gains and losses for the three months ended March 31, 2008 were recorded in revenue as follows:

(In millions)	Total Realized and Unrealized Gains (Losses) Recorded in Revenue	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at March 31, 2008
Fee revenue:
Trading services	$28	$24
Processing fees and other	(9)	(8)

Total fee revenue	19	16
Net interest revenue	1	—
Gains (Losses) related to investment securities, net	(2)	(2)

Total revenue	$18	$14

        Transfers out of level 3 during the three months ended March 31, 2008 related to mortgage-backed securities and collateralized mortgage obligations, for which fair value was measured using prices for which market-observable information became available. Transfers into level 3 during the three months ended March 31, 2008 related to asset-backed securities, for which management believed that there was not sufficient market-observable information, generally as a result of market illiquidity.

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 10.    Derivative Financial Instruments (Continued)

        The following table summarizes the contractual or notional amounts of derivative financial instruments held or issued for trading and asset and liability management as of the dates indicated:

(In millions)	March 31, 2008	December 31, 2007
Trading:
Interest-rate contracts:
Swap agreements	$13,858	$11,637
Options and caps purchased	1,258	1,241
Options and caps written	5,361	5,519
Futures	1,339	957
Options on futures purchased	1,786	2,245
Foreign exchange contracts:
Forward, swap and spot	851,648	732,013
Options purchased	29,113	21,538
Options written	30,350	20,967
Credit derivative contracts:
Credit default swap agreements	238	238
Equity derivative contracts:
Swap agreements	—	72
Asset and liability management:
Interest rate contracts:
Swap agreements	$3,480	$3,494
Foreign exchange contracts:
Swap agreements	158	146

        In connection with our asset and liability management activities, we have executed interest-rate swap agreements designated as fair value and cash flow hedges to manage interest-rate risk. The notional values of these interest-rate contracts and the related assets or liabilities being hedged were as follows as of the dates indicated:

	March 31, 2008			December 31, 2007
(In millions)	Fair Value Hedges	Cash Flow Hedges	Total	Fair Value Hedges	Cash Flow Hedges	Total
Available-for-sale investment securities	$2,212		$2,212	$2,226		$2,226
Interest-bearing time deposits	118		118	118		118
Long-term debt(1)	700	$450	1,150	700	$450	1,150

Total	$3,030	$450	$3,480	$3,044	$450	$3,494

(1)
As of March 31, 2008 and December 31, 2007, the fair value hedges of long-term debt increased the carrying value of long-term debt presented in the accompanying consolidated statement of condition by $50 million and $19 million, respectively.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 10.    Derivative Financial Instruments (Continued)

        The contractual rates and weighted-average rates, which include the effects of hedges related to these financial instruments, were as follows for the periods indicated:

	Three Months Ended March 31,
	2008		2007
	Contractual Rates	Rate Including Impact of Hedges	Contractual Rates	Rate Including Impact of Hedges
Interest-bearing time deposits	4.47%	4.48%	4.58%	4.77%
Long-term debt	4.76	5.91	6.74	6.88

        We have entered into foreign exchange forward contracts with an aggregate notional amount of €100 million, or approximately $158 million as of March 31, 2008, in order to hedge a portion of our net investments in our non-U.S. subsidiaries. In connection with this hedge, we recorded a net after-tax unrealized loss of $7 million in other comprehensive income for the three months ended March 31, 2008.

Note 11.    Net Interest Revenue

        Net interest revenue consisted of the following for the periods indicated:

	Three Months Ended March 31,
(In millions)	2008	2007
Interest revenue:
Deposits with banks	$179	$73
Investment securities:
U.S. Treasury and federal agencies	276	257
State and political subdivisions	58	40
Other investments	502	520
Securities purchased under resale agreements and federal funds sold	143	196
Loans and leases	117	75
Trading account assets	13	11

Total interest revenue	1,288	1,172
Interest expense:
Deposits	464	511
Other borrowings	139	291
Long-term debt	60	45

Total interest expense	663	847

Net interest revenue	$625	$325

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 12.    Employee Benefit Plans

        The components of net periodic benefit cost were as follows for the periods indicated:

	Three Months Ended March 31,
	Pension Benefits		Other Benefits
(In millions)	2008	2007	2008	2007
Service cost	$5	$17	$1	$1
Interest cost	15	13	1	1
Expected return on plan assets	(15)	(13)	—	—
Amortization of net loss	3	5	—	—

Net periodic benefit cost	$8	$22	$2	$2

        Expected employer contributions to the tax-qualified U.S. and non-U.S. defined benefit pension plan, non-qualified unfunded supplemental employee retirement plans and post-retirement plan for 2008, which are unchanged from that disclosed in note 17 to the consolidated financial statements included in our 2007 Form 10-K, are $12 million, $6 million and $7 million, respectively. We made aggregate contributions of approximately $6 million to these plans during the first three months of 2008.

Note 13.    Other Operating Expenses

        Other operating expenses consisted of the following for the periods indicated:

	Three Months Ended March 31,
(In millions)	2008	2007
Securities processing	$35
Sales promotion	21	$12
Other	88	67

Total other operating expenses	$144	$79

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 14.    Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2008	2007
Net income	$530	$314
Average shares outstanding (in thousands):
Basic average shares	387,942	334,036
Effect of dilutive securities:
Stock options and stock awards	5,682	4,660
Equity-related financial instruments	23	31

Diluted average shares	393,647	338,727

Anti-dilutive securities(1)	921	1,091
Earnings per Share:
Basic	$1.37	$.94
Diluted	1.35	.93

(1)
Amounts represent stock options and stock appreciation rights outstanding but not included in the computation of diluted average shares because the exercise prices of the instruments were greater than the average fair value of our common stock during the periods.

Note 15.    Line of Business Information

        We report two lines of business, Investment Servicing and Investment Management. Given our services and management organization, the results of operations for these lines of business are not necessarily comparable with those of other companies, including other companies in the financial services industry. For more information about our lines of business, refer to note 22 to the consolidated financial statements in our 2007 Form 10-K.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 15.    Line of Business Information (Continued)

        The following is a summary of line of business results. The amount presented in the "Other/One-Time" column represents the merger and acquisition costs recorded in connection with the acquisition of Investors Financial. These costs were not allocated to State Street's business lines.

	For the Three Months Ended March 31,
	Investment Servicing		Investment Management		Other/ One-Time		Total
(Dollars in millions, except where otherwise noted)	2008	2007	2008	2007	2008	2007	2008	2007
Fee revenue:
Servicing fees	$960	$718					$960	$718
Management fees	—	—	$278	$261			278	261
Trading services	366	220	—	—			366	220
Securities finance	228	74	75	24			303	98
Processing fees and other	32	58	22	15			54	73

Total fee revenue	1,586	1,070	375	300			1,961	1,370
Net interest revenue after provision for loan losses	590	288	35	37			625	325
Gains (Losses) related to investment securities, net	(9)	1	—	—			(9)	1

Total revenue	2,167	1,359	410	337			2,577	1,696
Operating expenses	1,437	995	311	218	$26		1,774	1,213

Income before income tax expense	$730	$364	$99	$119	$(26)		$803	$483

Pre-tax margin	34%	27%	24%	35%			31%	28%
Average assets (in billions)	$138.6	$104.4	$3.7	$3.4			$142.3	$107.8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors
State Street Corporation

        We have reviewed the condensed consolidated statement of condition of State Street Corporation as of March 31, 2008, and the related condensed consolidated statements of income, changes in shareholders' equity and cash flows for the three-month periods ended March 31, 2008 and 2007. These financial statements are the responsibility of the Corporation's management.

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

        We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of condition of State Street Corporation as of December 31, 2007, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended, not presented herein, and in our report dated February 14, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of condition as of December 31, 2007, is fairly stated, in all material respects, in relation to the consolidated statement of condition from which it has been derived.

Boston, Massachusetts
May 8, 2008

FORM 10-Q PART I CROSS-REFERENCE INDEX

        The information required by the items presented below is incorporated herein by reference from the "Financial Information" section of this Form 10-Q.

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statement of Income (Unaudited) for the three months ended March 31, 2008 and 2007	37
	Consolidated Statement of Condition as of March 31, 2008 (Unaudited) and December 31, 2007	38
	Consolidated Statement of Changes in Shareholders' Equity (Unaudited) for the three months ended March 31, 2008 and 2007	39
	Consolidated Statement of Cash Flows (Unaudited) for the three months ended March 31, 2008 and 2007	40
	Condensed Notes to Consolidated Financial Statements (Unaudited)	41
	Report of Independent Registered Public Accounting Firm	60
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	2
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4.	Controls and Procedures	36

PART II. OTHER INFORMATION

ITEM 1A.    RISK FACTORS

        This Form 10-Q contains statements (including, without limitation, statements in Management's Discussion and Analysis of Financial Condition and Results of Operations) that are considered "forward-looking statements" within the meaning of United States securities laws. In addition, State Street and its management may make other written or oral communications from time to time that contain forward-looking statements. Forward-looking statements, including statements about industry trends, management's future expectations and other matters that do not relate strictly to historical facts, are based on assumptions by management, and are often identified by such forward-looking terminology as "expect," "look," "believe," "anticipate," "estimate," "seek," "may," "will," "trend," "target" and "goal," or similar statements or variations of such terms. Forward-looking statements may include, among other things, statements about State Street's confidence in its strategies and its expectations about financial performance, market growth, acquisitions and divestitures, new technologies, services and opportunities and earnings.

        Forward-looking statements are subject to various risks and uncertainties, which change over time, are based on management's expectations and assumptions at the time the statements are made, and are not guarantees of future results. Management's expectations and assumptions, and the continued validity of the forward-looking statements, are subject to change due to a broad range of factors affecting the national and global economies, the equity, debt, currency and other financial markets, as well as factors specific to State Street and its subsidiaries, including State Street Bank.

        Factors that could cause changes in the expectations or assumptions on which forward-looking statements are based include, but are not limited to:

  •
  our ability to integrate acquisitions into our business, including the acquisition of Investors Financial Services Corp.;

  •
  the level and volatility of interest rates, particularly in the U.S., Europe and the Asia/Pacific region; the performance and volatility of securities, currency and other markets in the U.S. and internationally; and economic conditions and monetary and other governmental actions designed to address those conditions;

  •
  the liquidity of the U.S. and international securities markets, particularly the markets for fixed-income securities, including asset-backed commercial paper, and the liquidity requirements of our customers;

  •
  our ability to measure the fair value of securities in our investment securities portfolio, particularly given current market conditions for many of these securities;

  •
  the credit quality and credit agency ratings of the securities in our investment securities portfolio, a deterioration or downgrade of which could lead to other-than-temporary impairment of the respective securities and the recognition of an impairment loss;

  •
  our ability to attract non-interest bearing deposits and other low-cost funds;

  •
  the possibility that changes in market conditions or asset performance may require any off-balance sheet activities, including our asset-backed commercial paper conduits, to be consolidated into our financial statements, requiring the recognition of associated losses, if any;

  •
  the results of litigation and similar disputes and, in particular, the effect that current or potential litigation may have on our reputation and SSgA's reputation, and our ability to attract and retain customers; and the possibility that the ultimate costs of the legal exposure associated with certain of SSgA's actively managed fixed-income strategies may exceed or be below the level of the related reserve, in view of the uncertainties of the timing and outcome of litigation, and the amounts involved;

  •
  the possibility of further developments of the nature that previously gave rise to the legal exposure associated with certain of SSgA's actively managed fixed-income and other investment strategies;

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

        Therefore, actual outcomes and results may differ materially from what is expressed in our forward-looking statements and from our historical financial results, due to the factors discussed in this Risk Factors section and elsewhere in this Form 10-Q, or disclosed in our other SEC filings. Forward-looking statements should not be relied upon as representing our expectations or beliefs as of any date subsequent to the date this Form 10-Q is filed with the SEC. State Street undertakes no obligation to revise the forward-looking statements contained in this Form 10-Q to reflect events after the date it is filed with the SEC. The factors discussed above are not intended to be a complete summary of all risks and uncertainties that may affect our businesses. Though we strive to monitor and mitigate risk, we cannot anticipate all potential economic, operational and financial developments that may adversely impact our operations and our financial results.

        Forward-looking statements should not be viewed as predictions, and should not be the primary basis upon which investors evaluate State Street. Any investor in State Street should consider all risks and uncertainties disclosed in this Form 10-Q, including those discussed in this Risk Factors section, and in our other SEC filings, including our reports on Form 10-K, Form 8-K and subsequent reports on Form 10-Q, which are accessible on the SEC's website at www.sec.gov.

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

        A significant market downturn may lead to a decline in the value of assets under management and custody, which could reduce our asset-based fee revenue and may adversely impact other transaction-based revenue, such as securities finance revenue, and the volume of transactions that we execute for our customers. This market downturn could be accompanied by a widening of credit spreads or credit deterioration, which could reduce the value of securities we hold in our investment portfolio. The assets held by our asset-backed commercial paper conduits can be similarly affected. In addition, lower market volatility, even in a generally rising market environment, may reduce trading volumes of our customers, and our ability to achieve attractive spreads, which could lead to lower trading revenues. Our revenues, particularly our trading revenues, may increase or decrease depending upon the extent of increases or decreases in cross-border investments made by our customers. The level of cross-border activity can be influenced by a number of factors, including geopolitical instabilities and customer mix. General market downturns would also likely lead to a decline in the volume of transactions we execute on behalf of our customers, decreasing our fee and revenue opportunities and reducing the level of assets under management and custody. Market performance and volatility may also influence the revenue that we receive from off-balance sheet activities.

        In addition, revenues during a calendar year, driven by the products and services we provide, can fluctuate commensurate with the normal course of business activity of our customers and market conditions, and may provide volatility to our earnings from quarter to quarter.

        In recent years, investment manager and hedge fund manager operations outsourcing and non-U.S. asset servicing have been areas of rapid growth in our business. If the demand for these types of services were to decline, we could see a slowdown in the growth rate of our revenue.

Strategic/Competition Risk

        We expect the markets in which we operate to remain both highly competitive and global across all facets of our business, resulting in increases in both regional and global competitive risks. We have experienced, and anticipate that we will continue to experience, pricing pressure in many of our core businesses. Many of our businesses compete with other domestic and international banks and financial services companies, such as custody banks, investment advisors, broker/dealers, outsourcing companies and data processing companies. Many of our competitors, including our competitors in core services, have substantially greater capital resources. In some of our businesses, we are service providers to significant competitors. These competitors are in some instances significant customers, and the retention of these customers involves additional risks, such as the avoidance of actual or perceived conflicts of interest and the maintenance of high levels of service quality. The ability of a competitor to offer comparable or improved products or services at a lower price would likely negatively affect our ability to maintain or increase our profitability. Many of our core services are subject to contracts that have relatively short terms or may be terminated by our customer after a short notice period. In addition, pricing pressures as a result of the activities of competitors, customer pricing reviews, and rebids, as well as the introduction of new products, may result in a reduction in the prices we can charge for our products and services.

        Our strategy for growth depends upon both attracting new customers and cross-selling additional products and services to our existing customer base. To the extent that we are not able to achieve these goals, we may not be able to attain our financial goals. Substantial risks and uncertainties are associated with the introduction of new products and services, including technical and control requirements that may need to be developed and implemented to offer such products while also managing associated risks. The introduction of new products and services can also entail significant time and resources. Regulatory and internal control requirements, capital requirements, competitive alternatives and shifting market preferences may also determine if such initiatives can be brought to market in a manner that is timely and attractive to our customers. Failure to successfully manage these risks in the development and implementation of new products or services could have a material adverse effect on our business, as well as our results of operations and financial condition.

        Our financial performance depends, in part, on our ability to develop and market new and innovative services and to adopt or develop new technologies that differentiate our products or provide cost efficiencies, while avoiding increased related expenses. The risks we face include rapid technological change in the industry, our ability to access technical and other information from our customers, and the significant and ongoing investments required to bring new products and services to market in a timely manner at competitive prices. Our proactive cross-selling of multiple products and services to our customers can exacerbate the negative financial effects associated with the risk of loss of any one customer. Developments in the securities processing industry, including shortened settlement cycles and straight-through processing, have required continued internal procedural enhancements and further technology investment.

        Acquisitions of complementary businesses and technologies, development of strategic alliances and divestitures of portions of our business, in addition to fostering organic growth opportunities, are an active part of our overall business strategy to remain competitive. We may not be able to effectively assimilate services, technologies, key personnel or businesses of acquired companies into our business or service offerings, alliances may not be successful, and we may not achieve related revenue growth or cost savings. In addition, we may not be able to successfully manage the divestiture of identified businesses on satisfactory terms, if at all, and this would reduce anticipated benefits to earnings. Ongoing consolidation within the financial services industry could pose challenges in the markets we serve.

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

        Intellectual property of an acquired business, such as Currenex, Inc., acquired in 2007, may be an important component of the value that we agree to pay for such a business; however, these types of acquisitions entail the risk that the acquired business does not own the intellectual property that we believe we are acquiring, that the intellectual property is dependent upon licenses from third parties, that the acquired business infringes upon the intellectual property rights of others, or that the technology does not have the acceptance in the marketplace that we anticipated. Acquisitions of investment servicing businesses such as Investors Financial normally entail information technology systems conversions, which involve operational risks and may result in customer dissatisfaction and defection. Customers of businesses that we acquire, including, in the case of Investors Financial, its largest customer, are competitors of our non-custody businesses. The loss of some of these customers or a significant reduction in revenues generated from them, for competitive or other reasons, would adversely affect the benefits that we expect to achieve from the acquisition.

        Our ability to acquire other entities that provide our core services to achieve greater economies of scale or to expand our product offering is dependent upon our financial resources and our ability to access the capital markets. Due to company-specific issues or lack of liquidity in the capital markets, our ability to continue to expand through acquisitions or to dispose of businesses that no longer are strategic to us may be adversely affected.

        In connection with most acquisitions, before the acquisition can be completed, we must obtain various regulatory approvals or consents, which may include approvals of the Federal Reserve Board, the Massachusetts Commissioner of Banks and other domestic and foreign regulatory authorities. These regulatory authorities may impose conditions on the completion of the acquisition or require changes to its terms. Any such conditions, or any associated regulatory delays, could limit the benefits of the transaction.

        With any acquisition, the integration of the operations and resources of the businesses could result in the loss of key employees, the disruption of our and the acquired company's ongoing businesses, or inconsistencies in standards, controls, procedures and policies that could adversely affect our ability to maintain relationships with customers and employees or to achieve the anticipated benefits of the acquisition. Integration efforts may also divert management attention and resources. The acquisition and combination of a business with our operations may also expose us to risks from unknown or contingent liabilities with respect to which we may have no recourse against the seller. While we normally seek to mitigate that risk through pre-acquisition due diligence, increasingly acquisition transactions are competitive auctions in which we have limited time and access to information to evaluate the risks inherent in the business being acquired, and no or limited recourse against the seller if undisclosed liabilities are discovered after we enter into a definitive agreement.

        We may not achieve the benefits we sought in an acquisition, or, if achieved, those benefits may be achieved later than we anticipated. Failure to achieve anticipated benefits from an acquisition could result in increased costs and lower revenues than expected of the combined company. In addition, if the financial performance associated with an acquisition falls short of expectations, it may result in impairment charges associated with the goodwill or other intangible assets recorded as part of the acquisition.

Liquidity Risk

        The management of liquidity risk is critical to the management of our consolidated balance sheet and to our ability to service our customer base. In managing our consolidated balance sheet, our primary source of funding is customer deposits. Our deposits are predominantly short-term, transaction-based deposits by institutional investors. Our ability to continue to attract these deposits, and other funding sources such as certificates of deposit and commercial paper, is subject to variability based upon a number of factors, including volume and volatility in the global securities markets, our credit rating and the relative interest rates that we are prepared to pay for these liabilities.

        In managing our consolidated balance sheet, we also depend on access to global capital markets to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, and to accommodate the transaction and cash management needs of our customers. Other sources of funding available to us, and upon which we rely as regular components of our liquidity risk management strategy, include inter-bank borrowings, repurchase agreements and borrowings from the Federal Reserve discount window, or comparable non-U.S. central banking sources. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of our corporate debt or equity purchasers, or a downgrade of any of our credit ratings, may adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity. Similarly, the failure to maintain acceptable credit ratings may preclude us from being competitive in certain products. General market disruptions, natural disasters or operational problems may affect either third parties or us, and can also have an adverse affect on our liquidity.

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

        At March 31, 2008, including the effect of master netting agreements, approximately $78.28 billion of our consolidated total assets and approximately $9.10 billion of our consolidated total liabilities were carried at fair value. Of the total assets carried at fair value, approximately $68.01 billion consisted of investment securities available for sale, with the remainder primarily composed of derivative instruments. More than 90% of the available-for-sale securities and substantially all of the derivative instruments were categorized in level 2 of the valuation hierarchy (meaning that their fair value was determined by reference to quoted prices for similar assets or liabilities or other observable inputs), with the remaining amounts categorized in level 3 (meaning that their fair value was determined by reference to inputs that are unobservable in the market and therefore require a greater degree of management judgment). Excluding the effect of master netting agreements, the fair value of level 3 assets at March 31, 2008 was $6.97 billion, or 8.5% of total assets carried at fair value, and the fair value of level 3 liabilities was $656 million, or 5% of total liabilities carried at fair value. The determination of fair value for securities categorized in level 2 or 3 involves significant management judgment, even where the valuation is primarily based on information obtained from a third-party source. Management judgment is required due to the complexity of factors contributing to the valuation, many of which are not readily observable in the market. In addition, we have historically placed a high level of reliance on information obtained from third-party sources to measure fair values. Third-party sources also use assumptions, judgments and estimates in determining securities values, and different third parties may provide different prices for securities. Moreover, depending upon the measurement date of the security, the subsequent sale price of the security may be different from its recorded fair value. These differences may be significant especially if the security is sold during a period of illiquidity or market disruption or as part of a large block of securities under a forced transaction. See note 9, "Fair Value Measurements," to the consolidated financial statements included in this Form 10-Q for a more detailed discussion of the criteria used to categorize securities in level 1, 2 or 3 of the valuation hierarchy.

        As of March 31, 2008, in connection with management's measurements of fair value referenced above, there were $3.16 billion of pre-tax net unrealized losses associated with our investment securities portfolio. When the fair value of a security declines, management must assess whether that decline is "other-than-temporary." When the decline in fair value is deemed an "other-than-temporary" impairment, the amortized cost basis of the investment security is reduced to its then current fair value through a charge to earnings. The review of whether a decline in fair value is other-than-temporary considers numerous factors such as: adverse situations that might affect the ability to fully collect interest and principal; the credit quality and performance of any underlying collateral and guarantees; the length of time the amortized cost has exceeded the fair value and the severity of this impairment relative to the security's amortized cost basis; external credit ratings and current developments with respect to the security; management's intent and ability to hold the security until recovery in market value; management's assessment of current market conditions and future expectations; and current and expected future interest rates. Many of these factors involve significant judgment. If all or a significant portion of this unrealized loss were determined to be other-than-temporary impairment, we would recognize a material charge to earnings in the quarter during which such determination was made, our capital ratios would be adversely impacted and a rating agency might downgrade our credit rating or put us on credit watch. A downgrade or a significant reduction in our capital ratios might adversely impact our ability to access the capital markets or might increase our cost of capital.

        In our business activities, we assume liquidity and interest-rate risk in managing longer-term assets or asset pools for third parties that are funded on a short-term basis, or where the customers participating in these products may have a right to the return of cash or assets on limited notice. These business activities include, among others, the unconsolidated asset-backed commercial paper conduits administered by our Structured Products group, securities finance collateral pools and money market and other short-term investment funds.

        In the asset-backed commercial paper conduits, for example, pools of medium- and long-term financial instruments, principally mortgage- and other asset-backed securities, are financed through the issuance of short-term commercial paper. The conduits strive to maintain a positive margin between the rate of return on their longer-term assets and the short-term cost of funding. This mismatch in the maturity of the investment pools and funding creates risk if disruptions occur in the liquidity of the short-term debt or asset-backed securities markets, or if the cost of short-term borrowings exceeds the conduits' rate of return on their investment pools or purchased assets.

        In connection with the administration of the activities of the asset-backed commercial paper conduits, we provide contractual back-up liquidity to the conduits if they cannot meet their liquidity needs through the issuance of commercial paper. In the event that maturing commercial paper cannot be placed by the conduits, we are required by contract to, among other things, provide liquidity to the conduits by purchasing portfolio assets from them. During the first quarter of 2008, pursuant to these contractual obligations, we were required to purchase $850 million of conduit assets. The securities were purchased at prices determined in accordance with existing contractual terms of the liquidity asset purchase agreement, and which exceeded their fair value. Accordingly, the securities were written down to fair value through a $12 million reduction of processing fees and other revenue in our consolidated statement of income. These purchases were funded from our general liquidity, and the assets were recorded on our consolidated balance sheet. We also provide liquidity by purchasing commercial paper or providing other extensions of credit to the conduits. As of April 30, 2008, we held on our consolidated balance sheet an aggregate of approximately $1.18 billion of commercial paper issued by the conduits, compared to $292 million as of March 31, 2008 and $2 million as of December 31, 2007. Our contractual arrangements with the conduits also require that we purchase conduit portfolio assets under other circumstances, such as a downgrade of our credit rating.

        If circumstances change we may be required, under existing accounting standards, to consolidate some or all of the otherwise unconsolidated conduits onto our consolidated balance sheet. In the event State Street were to consolidate the conduits, there may be a significant charge reflecting the difference between the book value and the market value of each of the conduit's portfolios. For example, if changes in market conditions require us to update the assumptions in our expected loss model, we may be required to increase the amount of first-loss notes in order for the investors in the first-loss notes to continue to be considered the primary beneficiaries of the conduits. During the first quarter of 2008, some of the conduits issued additional first-loss notes totaling $20 million to third parties, increasing the total first-loss notes outstanding at March 31, 2008 to $52 million. In various circumstances, including if the conduits are not able to issue additional first-loss notes or take other actions, we may be determined to be the primary beneficiary of the conduits, and we would be required to consolidate the conduits' assets and liabilities onto our consolidated balance sheet. In addition, existing accounting standards may be changed or interpreted differently in the future in a manner that increases the risk of consolidation of the conduits.

        Consolidation, or the purchase of the assets of the conduits pursuant to the contractual agreements described above, could affect the size of our consolidated balance sheet and related funding requirements, our financial and regulatory capital ratios and, if the conduit assets include unrealized losses, could require us to recognize those losses. As of March 31, 2008, these unrealized losses amount to $1.49 billion after-tax. Because of our contractual agreements to purchase assets from the conduits under specified conditions, we are also exposed to the credit risks in the conduits' portfolios subject to first-loss coverage. Conditions in the financial markets that might warrant consolidation of the conduits or the purchase of assets may also require us to recognize other-than-temporary impairment in our investment portfolio. The Financial Accounting Standard Board is considering changes to accounting standards related to off-balance sheet vehicles such as the conduits, and revisions are under discussion that could require us to consolidate all of the conduits we administer onto our financial statements in the future, possibly as early as January 1, 2009.

        If consolidation of the conduits, purchase of the conduit assets pursuant to contractual arrangements or recognition of unrealized loss as other-than-temporary impairment were to occur, our capital ratios would be adversely affected. The degree of the adverse impact would depend upon many factors including our capital ratios at the time of such occurrence, the amount of loss realized and management actions, such as raising capital, that might mitigate the impact of a loss.

        We also manage other assets that are funded in the short-term markets and invested in longer-term markets, including securities finance collateral pools and money market and other short-term investment funds. These businesses involve risks inherent in an arbitrage of funding and investment; however, in these businesses, we primarily act as agent and do not have the direct principal risk. For example, if a collateral pool or a money market fund that we manage were to have unexpected liquidity demands from investors in the pool that exceeded available liquidity, the investment pool could be required to sell assets to meet those redemption requirements. During periods of disruption in the credit markets, it may be difficult to sell the assets held by these pools at a reasonable price. In those circumstances, the financial loss accrues to the pools' investors and not to us.

        The credit risks inherent in these portfolios are attributable to the investors in the investment pools and not to State Street. These investment pools may have significant exposure to individual credits. The incurrence of substantial losses in these pools, particularly in money market funds, could result in significant harm to our reputation and significantly and adversely affect the prospects of our associated business units. In some circumstances, we may seek to mitigate that risk by compensating the investment pools for all or a portion of such losses even though we are not contractually obligated to do so; however, that would potentially result in the recognition of significant losses or a greater use of capital than we have available and could in certain extreme situations require us to consolidate the investment pools onto our consolidated balance sheet.

        SSgA manages certain accounts that have the benefit of contractual arrangements with third-party financial institutions, which allow the accounts to issue and redeem units based upon the book value of the account's assets rather than their market value. The third-party financial institutions, known as "wrap providers," have an obligation to fund any shortfall in the account after all qualified participant withdrawals have been redeemed at a price based upon the assets' book value. As of April 30, 2008, these accounts had a total book value of $14.6 billion, of which $10.3 billion is subject to contractual wrap arrangements and $4.3 billion consists of cash and guaranteed investment contracts. Several financial institutions currently provide such contractual wrap arrangements. The $10.3 billion wrapped portion of these accounts is a high-quality and short-duration portfolio, with 92.5% of the book value of such portfolio rated "AA" or better, and the average duration of the securities in the accounts generally being three years or less. Many of these accounts were significantly impacted by the volatility and lack of liquidity in the fixed-income securities markets beginning in the second half of 2007 and experienced a variance between market and book values greater than that experienced in more liquid markets. As contemplated when we established the reserve in connection with SSgA's active fixed-income strategies, we used a portion of the reserve to reduce the difference between the market and book values of these accounts. The volatility and illiquidity in the fixed-income securities markets during 2008 continue to impact the assets held by these accounts and has further reduced their market values. As of April 30, 2008, the average market-to-book-value ratio on the wrapped portion of these accounts was approximately 94.1%. This deficiency, or a further deterioration in the market-to-book-value ratio, could lead one or more wrap providers to discontinue their relationship with us. Factors that could lead to further deterioration in the market-to-book-value ratio or the crediting rate earned by the accounts include a decline in market value of securities held or of fixed-income securities generally due to illiquidity, interest-rate or credit risk or net cash outflows due to redemptions by participants in the accounts. A wrap provider could attempt to minimize its exposure under these contracts by exercising its contractual right to require the account to be managed within more restrictive investment guidelines and to exclude from their contractual obligations investments made with additional cash contributions from participants, known as "immunization." The right of the participating investors to redeem their units at a price based on book value would not be affected. However, our ability to continue to offer an attractive crediting rate, and our reputation as a manager of these types of products in the defined contribution market, would be adversely impacted. None of our eight wrap providers has sought to immunize their exposure to these accounts; however, one of our wrap providers has indicated that it intends to exit the business of providing wrap contracts by the end of 2008, and other wrap providers may seek to condition continuing to wrap our products on our taking action to further support the market value of the accounts' assets. We are not contractually obligated to take such an action. In the event that a wrap provider sought to terminate its contract or sought to immunize its portion of the portfolio, we can seek to replace that wrap provider with another financial institution. There are a limited number of third-party financial institutions that currently offer these products, limiting the potential to find alternative wrap providers, and most accounts have investment guidelines requiring multiple wrap contracts. In addition, there can be no assurance that a wrap provider will not seek to eliminate or reduce its contractual obligations to fund account shortfalls. Such an action could result in litigation with the defaulting wrap provider and the plans investing in the accounts. Any discontinuation of the contracts with our existing wrap providers, any failure by such wrap providers to fund account shortfalls under their existing contracts or any inability to enter into new contracts with other wrap providers would adversely affect our business.

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

        Other parts of our business where we primarily act as agent, such as other investment management activities of SSgA and certain of our broker/dealer-related businesses, do not currently have significant liquidity requirements; however, as we develop new products in response to customer demand and to remain competitive in a dynamic marketplace, we could take on more principal risk in these businesses. Any increase in the extent to which these or other businesses assume principal positions would increase the risks associated with our liquidity management strategy.

        The disruption in the global fixed-income securities markets beginning in the third quarter of 2007 has had a substantially greater impact upon liquidity and valuations in those markets than has historically been experienced. Because demand from investors for fixed-income products has markedly decreased and dealers have been less prepared to take principal exposures, funding sources, such as the commercial paper markets for conduits, have been less reliable and more expensive. At the same time, the ability of the markets to absorb the sale of certain types of fixed-income securities has been substantially impaired. These market conditions have made the management of our own and our customers' liquidity significantly more challenging. As discussed above, the risks to State Street inherent in its management of liquidity are significant, and a further deterioration in the credit markets could adversely affect our consolidated financial position, including our regulatory capital ratios, and could adversely affect our results of operations and our business prospects in the future.

Reputational Risk

        Our relationship with many of our customers is predicated upon our reputation as a fiduciary and a service provider that adheres to the highest standards of ethics, service quality and regulatory compliance. Adverse publicity, regulatory actions, litigation, operational failures, the failure to meet client expectations and other issues could materially and adversely affect our reputation and our ability to retain and attract customers. Preserving and enhancing our reputation depends not only on maintaining systems and procedures that address known risks and regulatory requirements, but also our ability to identify and mitigate additional risks that arise due to changes in our businesses and the marketplaces in which we operate, the regulatory environment, and customer expectations. If any of these developments, including our recently announced customer concerns related to certain SSgA active fixed-income strategies, has a material effect on our reputation, our business will suffer.

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

Financial Markets Risk

        As asset values in worldwide financial markets increase or decrease, our opportunities to invest in and service financial assets change. Given that a portion of our fee revenue is based on the value of assets under custody and management, fluctuations in the valuation of worldwide securities markets will affect revenue. Many of the costs of providing our services are relatively fixed; therefore, a decline in revenue could have a disproportionate effect on our earnings. In addition, if investment performance in our asset management business fails to meet either benchmarks or the performance of our competitors, we could experience a decline in assets under management and a reduction in the fees that we earn, irrespective of economic or market conditions.

        We have increased the portion of our management fee revenue that is generated from enhanced index and actively managed products, with respect to which we generally receive higher fees compared to passive products. We may not be able to continue to increase this segment of our business at the same rate that we have achieved in the past few years. The amount of assets in active fixed-income strategies, for example, has been adversely impacted since 2007. In addition, with respect to certain of our enhanced index and actively managed products, we have entered into performance fee arrangements, where the management fee revenue we earn is based on the performance of managed funds against specified benchmarks. The reliance on performance fees increases the potential volatility of our management fee revenue.

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

Interest-Rate Risk

        State Street's financial performance could be unfavorably affected by changes in interest rates as they impact our asset and liability management activities. The levels of global market interest rates, the shape of these yield curves (changes in the relationship between short- and long-term interest rates), the direction and speed of interest rate changes, and the asset and liability spreads relative to the currency and geographic mix of our interest-earning assets and interest-bearing liabilities, affect our net interest revenue. Our ability to anticipate these changes and/or to hedge the related exposures on and off our consolidated balance sheet can significantly influence the success of our asset and liability management activities and the resulting level of our net interest revenue. The impact of changes in interest rates will depend on the relative durations of assets and liabilities in accordance with their relevant currencies. In general, sustained lower interest rates, a flat or inverted yield curve and narrow interest-rate spreads have a constraining effect on our net interest revenue.

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

        Our success depends, in large part, on our ability to attract and retain key people. Competition for the best people in most activities in which we engage can be intense, and we may not be able to hire people or retain them. The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business because of their skills, their knowledge of our markets, their years of industry experience, and, in some cases, the difficulty of promptly finding qualified replacement personnel. Similarly, the loss of key staff, either individually or as a group, can adversely impact customer perception of our ability to continue to manage certain types of investment management mandates. In some of our businesses, we have experienced significant employee turnover, which increases costs, requires additional training and increases the potential for operational risks.

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

        We actively strive to achieve significant cost savings by shifting certain business processes to lower-cost geographic locations, while continuing to maintain service quality, control and effective management of risks within these business operations. This transition to a true "shared services" operational model focuses on certain core service offerings, including middle- and back-office reconciliations, securities processing and transfer agency activities. We have employed various structural arrangements to achieve these goals, including forming joint ventures and wholly-owned subsidiaries and establishing operations in lower cost areas, such as Eastern Europe, India and China, and outsourcing to vendors in various jurisdictions. The increased elements of risk that arise from conducting certain operating processes in some jurisdictions could lead to an increase in reputational risk. During periods of transition, greater operational risk and client concern exists regarding the continuity of a high level of service delivery. The extent and pace at which we are able to move functions to lower-cost locations may also be impacted by regulatory and customer acceptance issues. Such relocation of functions also entails costs, such as technology and real estate expenses, that partially offset the financial benefits of the lower-cost locations.

        Our businesses depend on an information technology infrastructure to record and process a large volume of increasingly complex transactions, in many currencies, on a daily basis, across numerous and diverse markets. Any interruptions, delays and/or breakdowns of this infrastructure can result in significant costs and reputational damage. As a result, we continue to invest significantly in this infrastructure.

        Our businesses and our relationship with customers are also dependent upon our ability to maintain the confidentiality of our and our customers' trade secrets and confidential information (including personal data about our employees, our customers and our customers' customers). While we undertake significant efforts to maintain and protect confidential information from theft, loss or other misappropriation, it is possible that unauthorized access to such information can occur. Such an occurrence could have a material adverse impact on our competitive positions, our relationships with our customers and our reputation and could require us, in accordance with applicable laws, to notify parties whose information is comprised as a result of a data breach and subject us to civil litigation, reputational damage and possible financial liability or costs.

        To the extent that we are not able to protect our intellectual property through patents or other means, we are also exposed to the risk that employees with knowledge of such intellectual property may leave and seek to exploit our intellectual property for their own or others' advantage.

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

        In connection with certain of SSgA's active fixed-income strategies, we established a reserve to cover legal exposure and related costs in connection with such strategies as of December 31, 2007. Among other things, the portfolio managers for certain actively managed fixed-income strategies materially increased the exposure of these strategies to securities collateralized by sub-prime mortgages and shifted the weighting of these portfolios to more highly rated sub-prime instruments. During the third quarter of 2007, as the liquidity and valuations of these securities, including the more highly rated instruments, came under increased pressure, the performance of these strategies was adversely affected, in some cases significantly. The underperformance, which was greater than that typically associated with fixed-income funds, also caused a number of our customers to question whether the execution of these strategies was consistent with their investment intent. This has resulted in several civil suits, including putative class action claims. These lawsuits allege, among other things, that we failed to comply with our standard of care in managing these active funds as a fiduciary under ERISA. We have also received and are in the process of responding to inquiries or subpoenas from federal and state regulatory authorities regarding SSgA's active fixed-income strategies. Given our desire to fully respond to customer concerns, following the end of the third quarter of 2007, State Street undertook a further review of all the actively managed fixed-income strategies at SSgA that were exposed to sub-prime investments. Based on our review and ongoing discussions with customers who were invested in these strategies, we established the reserve to address our estimated legal exposure.

        The reserve was established based upon our best judgment as to legal exposures and related costs associated with certain actively managed fixed-income investment strategies. As of March 31, 2008, we had made settlement and related payments totaling approximately $275 million. The amount of the reserve is based on certain assumptions. While we believe the reserve represents a reasonable estimate of our legal exposure and other costs associated with these issues, we do not believe that it is feasible to predict or determine the amount of such exposure with certainty. As such, it is possible that we have overestimated or underestimated our exposure. If the amount of our actual exposure is materially different from our reserve, there would be a material impact on our consolidated financial condition and results of operations.

        To determine whether the issues that arose within the active fixed-income area are limited to SSgA's active fixed-income strategies, we are conducting, with the assistance of third-party consultants, a systematic review of the operational, risk and compliance infrastructure, procedures and resources across SSgA's entire product line. While this review is ongoing, the conclusions or recommendations that have been made to date have not identified any material legal or regulatory exposures; however, there can be no assurance at this time as to the ultimate conclusions of such review.

Regulatory/Legal/Accounting/Tax Risk

        Most of our businesses are subject to extensive regulation, and many of the customers to which we provide services are themselves subject to a broad range of regulatory requirements. These regulations may affect the manner and terms of delivery of our services. As a financial institution with substantial international operations, we are subject to extensive regulatory and supervisory oversight, both in the U.S. and overseas in connection with our global operations. Our businesses are subject to stringent regulation and examination by U.S. federal and state governmental and regulatory agencies, including the Federal Reserve, the SEC and the Massachusetts Commissioner of Banks, and self-regulatory organizations (including securities exchanges), and by non-U.S. governmental and regulatory agencies and self-regulatory organizations. The regulations affect, among other things, the scope of our activities and customer services, our capital structure and our ability to fund the operations of our subsidiaries, our lending practices, our dividend policy and the manner in which we market our services. Evolving regulations, such as the new Basel II regulatory capital framework and anti-money laundering regulations, can require significant effort on our part to ensure compliance. New or modified regulations and related regulatory guidance may have unforeseen or unintended adverse effects on the financial services industry.

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

        New accounting standards, or changes in the interpretation of existing accounting standards, by the Financial Accounting Standards Board or the SEC, can potentially affect our consolidated financial condition and results of operations. These changes are very difficult to predict, and can materially impact how we record and report our consolidated financial condition and results of operations and other financial information. In some cases, we could be required to apply a new or revised standard retroactively, resulting in the revised treatment of certain transactions or activities, and, in some cases, the restatement of prior period financial statements.

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

Risk Management

        A comprehensive and well-integrated risk management function linked to our strategy and capital is essential to the financial and operational success of our global business activities. We seek to monitor and manage risk on a corporate basis and within specific business units. The types of risk that we monitor and seek to manage include, but are not limited to, operational risk, interest-rate risk, trading risk, fiduciary risk, legal and compliance risk, liquidity risk and credit risk. We have adopted various policies, procedures and systems to monitor and manage risk. There can be no assurance that those policies, procedures or systems are adequate to identify and mitigate all risks inherent in our various business. In addition, our businesses and the markets in which we operate are continuously evolving. We may fail to fully understand the implications of changes in our business or the financial markets and fail to adequately or timely enhance our risk framework to address those changes. If our risk framework is ineffective, either because it fails to keep pace with changes in the financial markets or our business or for other reasons, we could incur losses.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        (c)   The following table presents State Street's purchases of its common stock and related information during the quarter ended March 31, 2008. You can obtain additional information about the accelerated share repurchase program under which our common stock was purchased in the "Capital—Regulatory Capital" section of Management's Discussion and Analysis, and in note 12 to the consolidated financial statements, in our Form 10-K. We purchased all of our common stock under publicly-announced programs approved by our Board of Directors.

(Shares in thousands)	Number of Shares Purchased Under Publicly-Announced Programs(1)	Average Price Per Share	Maximum Number of Shares Yet to Be Purchased Under Program
January 1–January 31, 2008	552	$72.72	13,245
February 1–February 29, 2008	—	—	13,245
March 1–March 31, 2008	—	—	13,245

Total	552	72.72	13,245

(1)
On March 15, 2007, our Board of Directors authorized a program for the purchase of up to 15 million shares of our common stock. This program was publicly announced on March 15, 2007, and was reported in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007. There is no expiration date for the program.

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

STATE STREET CORPORATION (Registrant)
Date: May 9, 2008	By:	/s/ EDWARD J. RESCH Edward J. Resch Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: May 9, 2008	By:	/s/ JAMES J. MALERBA James J. Malerba Senior Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

12	Ratios of earnings to fixed charges
15	Letter regarding unaudited interim financial information
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications

QuickLinks

STATE STREET CORPORATION Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2008 Table of Contents
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
CONTROLS AND PROCEDURES
STATE STREET CORPORATION CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
STATE STREET CORPORATION CONSOLIDATED STATEMENT OF CONDITION
STATE STREET CORPORATION CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
STATE STREET CORPORATION CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
STATE STREET CORPORATION CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
FORM 10-Q PART I CROSS-REFERENCE INDEX
  ITEM 1A. RISK FACTORS
  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
  ITEM 6. EXHIBITS
SIGNATURES
EXHIBIT INDEX