Form 10-Q
period 2008-06-30
STATE STREET CORP
filed 2008-08-01
CIK 93751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of State Street’s common stock outstanding on July 31, 2008 was 431,747,778.

STATE STREET CORPORATION

Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2008

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

GENERAL

State Street Corporation is a financial holding company headquartered in Boston, Massachusetts. Through its subsidiaries, including its principal bank subsidiary, State Street Bank and Trust Company, which we refer to as State Street Bank, State Street Corporation provides a full range of products and services to meet the needs of institutional investors worldwide. Unless otherwise indicated or unless the context requires otherwise, all references in this Management’s Discussion and Analysis to “State Street,” “we,” “us,” “our” or similar terms mean State Street Corporation and its subsidiaries on a consolidated basis. All references in this Form 10-Q to the parent company are to State Street Corporation. At June 30, 2008, we had consolidated total assets of $146.22 billion, consolidated total deposits of $97.25 billion, consolidated total shareholders’ equity of $14.04 billion and employed 28,700.

Our customers include mutual funds and other collective investment funds, corporate and public retirement plans, insurance companies, foundations, endowments and other investment pools, and investment managers. Our two lines of business, Investment Servicing and Investment Management, provide products and services including custody, recordkeeping, daily pricing and administration, shareholder services, foreign exchange, brokerage and other trading services, securities finance, deposit and short-term investment facilities, loan and lease financing, investment manager and hedge fund manager operations outsourcing, performance, risk and compliance analytics, investment research and investment management, including passive and active U.S. and non-U.S. equity and fixed-income strategies. We had $15.26 trillion of assets under custody and $1.89 trillion of assets under management at June 30, 2008. Financial information about our business lines is provided later in the “Line of Business Information” section of this Management’s Discussion and Analysis.

This Management’s Discussion and Analysis is part of our Quarterly Report on Form 10-Q filed with the SEC, and updates the Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2007, which we refer to as the 2007 Form 10-K, and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008. We previously filed both of these reports with the SEC. You should read the financial information in this Management’s Discussion and Analysis and elsewhere in this Form 10-Q in conjunction with the financial information contained in those reports, and in conjunction with the risk factors discussion provided in our Current Report on Form 8-K dated June 2, 2008. Certain previously reported amounts have been reclassified to conform to current period classifications as presented in this Form 10-Q.

We prepare our consolidated financial statements in accordance with United States generally accepted accounting principles, which we refer to as GAAP, and which require management to make judgments in the application of its accounting policies that involve significant estimates and assumptions about the effect of matters that are inherently uncertain. Accounting policies considered relatively more significant in this respect are accounting for the fair value of financial instruments, special purpose entities, goodwill and income taxes. Additional information about these accounting policies is included in the “Significant Accounting Estimates” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2007 Form 10-K. No significant changes were made to these accounting policies during the first six months of 2008.

On July 1, 2008, we completed the previously announced sale of our 50% interest in CitiStreet, a benefits servicing business that provides retirement plan recordkeeping and administrative services. In connection with the sale, we expect to record a pre-tax gain, net of exit and other costs associated with the sale, of approximately $345 million during the third quarter of 2008.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

OVERVIEW OF FINANCIAL RESULTS

	Quarters Ended June 30,			Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2008(1)	2007	% Change	2008(1)	2007	% Change
Total fee revenue	$2,006	$1,537	31%	$3,967	$2,907	36%
Net interest revenue	657	385	71	1,282	710	81
Gains (Losses) related to investment securities, net	9	(1)		—	—

Total revenue	2,672	1,921	39	5,249	3,617	45
Total operating expenses(2)	1,841	1,358	36	3,615	2,571	41

Income before income tax expense	831	563	48	1,634	1,046	56
Income tax expense	283	197		556	366

Net income	$548	$366	50	$1,078	$680	59

Earnings per share(3):
Basic	$1.36	$1.09	25	$2.73	$2.03	34
Diluted	1.35	1.07	26	2.70	2.00	35
Average shares outstanding (in thousands):
Basic	402,482	335,769		395,212	334,908
Diluted	406,964	341,101		399,684	339,338
Cash dividends declared	.24	.22		.47	.43
Return on shareholders’ equity	18.6%	19.2%		18.6%	18.4%

(1)	Financial results for the quarter and six months ended June 30, 2008 include results of Investors Financial, which State Street acquired on July 2, 2007.

(2)

Total operating expenses for the quarter and six months ended June 30, 2008 include merger and integration costs of $32 million and $58 million, respectively, recorded in connection with the acquisition of Investors Financial.

(3)

Earnings per share for the quarter and six months ended June 30, 2008 reflect the issuance of 60.8 million shares of common stock in connection with the acquisition of Investors Financial in July 2007, and the issuance of 40.5 million shares of common stock in a public offering on June 3, 2008.

Summary

Our financial results for the second quarter and first six months of 2008 reflected growth in revenue along with our ability to balance expense growth with revenue growth.

•

Servicing fees grew 28%, trading services revenue grew 23%, securities finance revenue grew 117% and processing fees and other grew 18% for the second quarter of 2008 compared to the second quarter of 2007, contributing to aggregate growth of 31% in total fee revenue compared to last year’s second quarter.

•

In the year-to-date comparison, servicing fees grew 31%, management fees grew 2%, trading services revenue grew 43% and securities finance revenue grew 152%, contributing to aggregate growth of 36% in total fee revenue.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

•

Net interest revenue grew 71% and net interest margin grew 67 basis points for the second quarter of 2008 compared to the 2007 quarter. In the six-month comparison, net interest revenue grew 81% and net interest margin grew 71 basis points.

•

Total revenue grew 39% and total operating expenses grew 36% for the second quarter of 2008 compared to the 2007 quarter, and in the six-month comparison, total revenue grew 45% and total operating expenses grew 41%, resulting in positive operating leverage in both comparisons.

•	During the second quarter of 2008, we generated approximately $400 billion of new business in assets to be serviced, most of which will generate fee revenue in future periods.

Certain financial information is presented and discussed in the following sections on both a GAAP basis and an “operating” basis. Management measures certain financial information on an operating basis, as it believes this presentation supports meaningful comparisons from period to period and analysis of comparable financial trends with respect to State Street’s normal ongoing business operations. Management believes that operating-basis financial information, which includes the impact of revenue from non-taxable sources and excludes the impact of non-recurring expenses, facilitates an investor’s understanding and analysis of State Street’s underlying financial performance and trends in addition to financial information prepared in accordance with GAAP.

Financial Highlights

Second quarter 2008 net income of $548 million increased 50%, and diluted earnings per share of $1.35 increased 26%, from net income of $366 million and diluted earnings per share of $1.07 for the second quarter of 2007. Net income was $1.08 billion and diluted earnings per share were $2.70 for the first six months of 2008, compared to net income of $680 million and diluted earnings per share of $2.00 for the first six months of 2007. These financial results included the impact of $32 million ($22 million after-tax, or $0.05 per share) for the second quarter of 2008, and $58 million ($39 million after-tax, or $0.09 per share) for the six months ended June 30, 2008, of merger and integration costs associated with our July 2007 acquisition of Investors Financial.

Comparing the second quarter of 2008 to the second quarter of 2007, our total revenue grew 39% to $2.67 billion, reflective of the contribution of revenue of the acquired Investors Financial business to 2008 results and growth of our existing businesses. Total fee revenue was up 31%, with increases in all income statement revenue line items except management fees, which declined 1%. The growth in total fee revenue was composed of growth in servicing fees, up 28%, trading services revenue, up 23%, securities finance revenue, up 117%, and processing fees and other revenue, up 18%.

The increase in servicing fee revenue resulted from the contribution of revenue from the acquired Investors Financial business, as well as the impact of new business, partly offset by the impact of equity market declines during the second quarter. Management fees decreased slightly due to a decline in performance fees and the impact of the decline in equity markets during the second quarter, mostly offset by the impact of new business. Trading services revenue, particularly foreign exchange trading revenue, benefited from increases in currency volatility and customer volumes, with volatilities declining from the higher levels experienced earlier in 2008.

The increase in securities finance revenue was primarily driven by wider average credit spreads, which were partly offset by lower volumes of securities on loan. This business benefited from the continuing volatility attributable to the above-mentioned disruption in the fixed-income markets. Spreads also benefited from the Federal Reserve Board’s aggregate 225 basis point reduction in the federal funds rate during the first six months of 2008.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Net interest revenue increased 71% for the second quarter of 2008 compared to the prior-year second quarter, with a related increase in net interest margin of 67 basis points. These increases were primarily due to wider spreads on fixed-rate investment securities and the contribution of interest-earning assets from Investors Financial. Overall, we benefitted from higher levels of customer deposits and the favorable U.S. and non-U.S. interest rate environment.

Total operating expenses increased 36% to $1.84 billion for the second quarter of 2008 compared to the 2007 quarter, primarily the result of the addition of the operating expenses of the acquired Investors Financial business, increased staffing levels to support new business, and higher benefits costs and professional services fees. Operating expenses for the second quarter of 2008 included $32 million of merger and integration costs associated with the acquisition of Investors Financial. On an operating basis, which excludes these costs, operating expenses grew 33% to $1.81 billion from $1.36 billion for the second quarter of 2007.

With growth in total revenue of 39% exceeding the growth in total operating expenses of 33% (the latter presented on an operating basis to adjust for $32 million of merger and integration costs for the second quarter of 2008) in the quarterly comparison, we achieved positive operating leverage of approximately 600 basis points. In the six-month comparison, growth in total revenue of 45% exceeded growth in total operating expenses of 38% (the latter presented on an operating basis to adjust for $58 million of merger and integration costs for the first six months of 2008), and on that basis we achieved positive operating leverage of approximately 700 basis points. We define operating leverage as discussed above as the difference between the growth rate of total revenue and the growth rate of total operating expenses, with total operating expenses presented on an operating basis.

Our Investment Servicing business line continued to generate new business. During the second quarter of 2008, we generated approximately $400 billion of new business in assets to be serviced, for which we provided or will provide services including daily fund accounting and valuation, performance analytics, custody collateral administration, foreign exchange, transition management, securities lending and fund administration. Most of this new business will generate fee revenue in future periods as we service the assets.

At June 30, 2008, we had aggregate assets under custody of $15.26 trillion, which decreased $42 billion from $15.30 trillion at December 31, 2007, and increased $2.22 trillion, or 17%, from $13.04 trillion at June 30, 2007. The acquisition of Investors Financial contributed $1.9 trillion of assets under custody when that acquisition was completed on July 2, 2007. At June 30, 2008, we had aggregate assets under management of $1.89 trillion, which decreased from $1.98 trillion at December 31, 2007 and $1.93 trillion at June 30, 2007. The decreases in assets under custody and assets under management from December 31, 2007 to June 30, 2008 were caused primarily by the continued instability in the financial markets and resulting declines in asset valuations.

Our effective income tax rate for the second quarter and first six months of 2008 was 34%, compared to 35% for both periods in 2007, and 33.7% for full-year 2007.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

CONSOLIDATED RESULTS OF OPERATIONS

This section discusses our consolidated results of operations for the second quarter and first six months of 2008 compared to the same periods in 2007, and should be read in conjunction with the consolidated financial statements and accompanying condensed notes included in this Form 10-Q.

TOTAL REVENUE

	Quarters Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2008	2007	% Change	2008	2007	% Change
Fee revenue:
Servicing fees	$977	$766	28%	$1,937	$1,484	31%
Management fees	280	284	(1)	558	545	2
Trading services	320	260	23	686	480	43
Securities finance	352	162	117	655	260	152
Processing fees and other	77	65	18	131	138	(5)

Total fee revenue	2,006	1,537	31	3,967	2,907	36
Net interest revenue:
Interest revenue	1,137	1,203	(5)	2,425	2,375	2
Interest expense	480	818	(41)	1,143	1,665	(31)

Net interest revenue	657	385	71	1,282	710	81
Gains (Losses) related to investment securities, net	9	(1)		—	—

Total revenue	$2,672	$1,921	39	$5,249	$3,617	45

Fee Revenue

Servicing fees and management fees collectively comprised approximately 63% of total fee revenue for the second quarter and first six months of 2008, compared to approximately 68% and 70%, respectively, for the comparable prior-year periods. These fee levels are a function of several factors, including the mix and volume of assets under custody and assets under management, securities positions held and the volume of portfolio transactions, as well as the types of products and services used by customers. These fees are affected by changes in worldwide equity and fixed-income valuations. Generally, servicing fees are affected, in part, by changes in daily average valuations of assets under custody, while management fees are affected by changes in month-end valuations of assets under management. As a result, management fee revenue is generally more sensitive to changes in market valuations than servicing fee revenue. Additional factors, such as the level of transaction volumes, changes in service level, balance credits, customer minimum balances, pricing concessions and other factors, may have a significant impact on servicing fee revenue. Performance fees, a component of management fee revenue, are generated when the performance of managed funds exceeds benchmarks specified in the management agreements.

Generally, we estimate, assuming all other factors remain constant, that a 10% increase or decrease in worldwide equity values would result in a corresponding change in our total revenue of approximately 2%. If fixed-income security values were to increase or decrease by 10%, we would anticipate, under the same assumptions, a corresponding change of approximately 1% in our total revenue.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Servicing fees

Servicing fees are derived from custody, product- and participant-level accounting, daily pricing and administration; recordkeeping; investment manager and hedge fund manager operations outsourcing; master trust and master custody; and performance, risk and compliance analytics. The increase in servicing fees in the quarterly and six-month comparisons was driven primarily by the aggregate contribution of $141 million and $282 million, respectively, of servicing fee revenue from the acquired Investors Financial business and the impact of new asset servicing business from existing and new customers, partly offset by the impact of declines in daily average equity market valuations. The daily average values for the second quarter of 2008 for the S&P 500 Index were down 8%, and for the MSCI® EAFE Index were down 6%, compared with the second quarter of 2007. For the first half of the year, daily average values for the S&P 500 Index and MSCI® EAFE Index were down 7% and 4%, respectively.

ASSETS UNDER CUSTODY (In billions)	June 30, 2008	December 31, 2007	June 30, 2007
Mutual funds	$4,998	$4,803	$4,194
Collective funds	3,050	3,199	1,828
Pension products	3,790	3,960	3,949
Insurance and other products	3,419	3,337	3,069

Total	$15,257	$15,299	$13,040

FINANCIAL INSTRUMENT MIX OF ASSETS UNDER CUSTODY (In billions)
Equities	$7,269	$8,653	$6,820
Fixed-income	4,910	4,087	3,960
Short-term and other investments	3,078	2,559	2,260

Total	$15,257	$15,299	$13,040

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Management fees

The slight decrease in management fees in the quarterly comparison was primarily due to a decline in performance fees and the impact of a 10% decline in average month-end equity market valuations, partly offset by the impact of new business from existing and new customers. The increase in the year-to-date comparison resulted from the impact of new business partly offset by a decline in performance fees and the impact of lower average month-end equity market valuations. The averages of month-end values for the S&P 500 Index were down 10%, and for the MSCI® EAFE Index were down 8%, compared with the second quarter of 2007. Performance fees composed about 1% of our management fee revenue for the second quarter of 2008 and 2% for the first six months of 2008, compared to about 6% for both the second quarter and first six months of 2007. Performance fees were $4 million and $11 million for the second quarter and first six months of 2008, respectively, compared to $18 million and $34 million for the second quarter and first six months of 2007. The decreases in both comparisons generally resulted from somewhat lower performance measured against the specified benchmarks in significantly declining equity markets during 2008, as well as reduced levels of assets under management on which such fees were earned.

ASSETS UNDER MANAGEMENT (In billions)	June 30, 2008	December 31, 2007	June 30, 2007
Equities:
Passive	$752	$803	$747
Active and other	162	206	204
Company stock/ESOP	61	79	88

Total equities	975	1,088	1,039
Fixed-income:
Passive	233	218	184
Active	32	41	38
Cash and money market	654	632	673

Total fixed-income and cash	919	891	895

Total	$1,894	$1,979	$1,934

The following table presents a summary of activity in assets under management for the twelve months ended June 30, 2008.

ASSETS UNDER MANAGEMENT (In billions)
June 30, 2007	$1,934
Net new business	8
Market appreciation	37

December 31, 2007	1,979
Net new business	15
Market depreciation	(100)

June 30, 2008	$1,894

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Trading services

Trading services revenue, which includes foreign exchange trading revenue and brokerage and other trading fees, increased 23% for the second quarter of 2008 compared to the second quarter of 2007 and increased 43% in the six-month comparison. Foreign exchange trading revenue for the second quarter and first six months of 2008 totaled $227 million and $492 million, respectively, up 30% and 51% from the corresponding prior-year periods. The quarterly increase in foreign exchange trading revenue reflected a 77% increase in currency volatility and a 16% increase in customer volumes, mostly in foreign exchange sales trading (a 16% increase), and included the contribution of $25 million of foreign exchange revenue from the acquired Investors Financial business. Volumes in custody foreign exchange services increased 14% over last year. The six-month increase in foreign exchange trading revenue resulted from a 66% increase in currency volatility along with a 21% increase in customer volumes, as well as the contribution of $48 million of foreign exchange revenue from the acquired Investors Financial business. Foreign exchange trading revenue decreased 14% compared to the first quarter of 2008, primarily due to a decline in currency volatility and a slight decline in customer volumes. During the second half of this year, we expect quarterly levels of foreign exchange trading revenue to continue to be lower compared to the first quarter of 2008.

Brokerage and other trading fees totaled $93 million for the second quarter of 2008, up 8% from the second quarter of 2007, and $194 million for the first six months of 2008, up 26% from the corresponding 2007 period, in both instances primarily due to the strength in electronic trading and the contribution of fees from the acquired Currenex operations, as well as increased fees from transition management.

Securities finance

Securities finance revenue for the second quarter of 2008 increased 117% compared to the second quarter of 2007 and 152% in the six-month comparison, with both increases primarily due to wider credit spreads across all lending programs. In the quarterly comparison, the widening in spreads was partly offset by a decrease in the volume of securities on loan. Securities lending volumes increased slightly in the six-month comparison. Spreads benefited from the continued disruption in the global fixed-income securities markets, as well as from the Federal Reserve Board’s aggregate 225 basis point reduction in the federal funds rate during the first six months of 2008. We expect the growth in securities finance revenue to moderate during the second half of 2008 compared to the first half of this year, as the benefit from wider spreads is reduced.

Processing Fees and Other

The 18% increase in processing fees and other revenue in the quarterly comparison resulted from the contribution of revenue from the acquired Investors Financial business, partially offset by a decline in revenue from our Structured Products group, primarily associated with the impact of the disruption in the fixed-income securities markets. The 5% decrease in the six-month comparison resulted from the decline in revenue from our Structured Products group as well as lower joint venture-related revenue, partly offset by the contribution of revenue from the acquired Investors Financial business. The market disruption continued to reduce fees generated from our asset-backed commercial paper activities, as rates paid on commercial paper remained at high levels and spreads between the overall yield on the assets collateralizing the commercial paper and the rates paid to investors in the commercial paper narrowed.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

NET INTEREST REVENUE

	For the Quarters Ended June 30,
	2008			2007
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest Revenue/ Expense	Rate	Average Balance	Interest Revenue/ Expense	Rate
Federal funds sold and securities purchased under resale agreements	$15,528	$99	2.56%	$13,392	$183	5.48%
Investment securities	71,694	756	4.24	67,687	864	5.12
Loans and leases	10,643	82	3.17	10,382	92	3.60
Other	21,532	228	4.25	5,466	76	5.51

Total interest-earning assets	$119,397	$1,165	3.93	$96,927	$1,215	5.03

Deposits	$83,095	$328	1.58%	$61,450	$505	3.30%
Short-term borrowings	20,996	95	1.82	22,212	252	4.55
Long-term debt	4,138	57	5.55	3,625	61	6.71

Total interest-bearing liabilities	$108,229	$480	1.79	$87,287	$818	3.76

Interest-rate spread			2.14%			1.27%
Net interest revenue—fully taxable-equivalent basis(1)		$685			$397

Net interest margin—fully taxable-equivalent basis			2.31%			1.64%
Net interest revenue—GAAP basis		$657			$385

(1)	Amounts include fully taxable-equivalent adjustments of $28 million for 2008 and $12 million for 2007.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

	For the Six Months Ended June 30,
	2008			2007
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest Revenue/ Expense	Rate	Average Balance	Interest Revenue/ Expense	Rate
Federal funds sold and securities purchased under resale agreements	$15,980	$242	3.05%	$13,929	$379	5.48%
Investment securities	72,514	1,613	4.47	66,666	1,689	5.11
Loans and leases	11,590	201	3.51	9,411	171	3.67
Other	18,705	420	4.51	5,630	160	5.70

Total interest-earning assets	$118,789	$2,476	4.19	$95,636	$2,399	5.06

Deposits	$81,232	$792	1.96%	$59,219	$1,016	3.46%
Short-term borrowings	20,982	234	2.24	23,720	543	4.61
Long-term debt	4,079	117	5.73	3,122	106	6.81

Total interest-bearing liabilities	$106,293	$1,143	2.16	$86,061	$1,665	3.90

Interest-rate spread			2.03%			1.16%
Net interest revenue—fully taxable-equivalent basis(1)		$1,333			$734

Net interest margin—fully taxable-equivalent basis			2.26%			1.55%
Net interest revenue—GAAP basis		$1,282			$710

(1)	Amounts include fully taxable-equivalent adjustments of $51 million for 2008 and $24 million for 2007.

Net interest revenue is defined as the total of interest revenue earned on interest-earning assets less interest expense paid on interest-bearing liabilities. Interest-earning assets, which consist of investment securities, loans and leases and money market assets, are financed primarily by customer deposits and short-term borrowings. Net interest margin represents the relationship between net interest revenue and average interest-earning assets. Changes in the components of interest-earning assets and interest-bearing liabilities are discussed in more detail below. Additional detail about the components of interest revenue and interest expense is in note 11 to the consolidated financial statements included in this Form 10-Q.

On a fully taxable-equivalent basis, net interest revenue for the second quarter of 2008 increased 73% compared to the second quarter of 2007, and net interest margin increased to 2.31% from 1.64%. For the six months ended June 30, 2008, on a fully taxable-equivalent basis, net interest revenue increased 82% compared to the corresponding 2007 period, and net interest margin increased to 2.26% from 1.55%. This growth was the result of several favorable factors. First, spreads widened on fixed-rate investment securities. Second, the acquired Investors Financial business contributed interest-earning assets, which, including acquisition financing costs, generated $49 million of fully taxable-equivalent net interest revenue ($34 million on a GAAP basis) for the second quarter of 2008 and $92 million ($65 million on a GAAP basis) for the first half of 2008. Third, spreads widened on floating-rate asset-backed investment securities. Finally, foreign transaction deposit volumes increased. Average transaction deposit volumes, particularly non-U.S. deposits, increased 25% in both the second quarter and six-month comparisons. Volume increases resulted from new business in non-U.S. assets under custody, as we continue to grow our asset servicing business internationally.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Average federal funds sold and securities purchased under resale agreements increased 16%, or $2.14 billion, to $15.53 billion, for the second quarter of 2008 compared to the second quarter of 2007, and increased 15%, or $2.05 billion, to $15.98 billion in the six-month comparison. The increase reflected the impact of excess liquidity, as the continued disruption in the financial markets led to the placement of excess short-term funds with financial institutions, including State Street, by institutional investors.

Our average investment securities portfolio increased from approximately $67.69 billion to approximately $71.69 billion for the second quarter of 2008 compared to the second quarter of 2007, and increased from approximately from $66.67 billion to approximately $72.51 billion in the six-month comparison. The increase in both comparisons was primarily due to the acquisition of investment securities of Investors Financial as well as increases in our tax-exempt securities portfolio, the latter the result of increased demand associated with our tax-exempt investment program and improved spreads. The increases were partly offset by runoff as investment securities matured. We continued to invest in securities rated “AAA” and “AA.” Securities rated “AAA” and “AA” composed approximately 93% of the investment securities portfolio, with approximately 84% rated “AAA,” at June 30, 2008.

Loans and leases averaged $11.59 billion, up 23% or $2.18 billion, for the six-month period compared to the corresponding six-month 2007 period average of $9.41 billion. The increase was related to higher average levels of customer overdraft activity associated with the growth in our asset servicing business, particularly internationally. Approximately 69% of the average loans and leases portfolio was composed of U.S. and non-U.S. short-duration advances, primarily related to the processing of custodied customer investments, which averaged approximately $8.04 billion for the six months ended June 30, 2008, up $1.53 billion, or 24%, from $6.51 billion for the comparable period in 2007.

Average other interest-earning assets increased 294%, or $16.07 billion, to $21.53 billion for the second quarter of 2008 compared to the second quarter of 2007, and increased 232%, or $13.08 billion, to $18.71 billion for the six-month period compared to the corresponding period for 2007. The increases in both comparisons were principally due to an increase in interest-bearing deposits with banks, which primarily resulted from the investment of excess liquidity.

Our average interest-bearing deposits increased $21.65 billion, or 35%, from $61.45 billion to $83.10 billion for the second quarter of 2008 compared to the second quarter of 2007, and increased $22.01 billion, or 37%, from $59.22 billion to $81.23 for the six-month period compared to the corresponding period for 2007. Both increases were mainly due to the acquisition of Investors Financial and an increase in low-cost customer deposits. This deposit growth was the major contributor to the overall increase in average interest-earning assets in both the quarterly and six-month comparisons.

Average short-term borrowings decreased $1.22 billion, or 5%, from $22.21 billion to $21.00 billion in the quarterly comparison and $2.74 billion, or 12%, from $23.72 billion to $20.98 billion in the six-month comparison, in both cases primarily due to the liquidity provided by the increase in customer deposits. Average long-term debt increased 14% and 31% in the quarterly and six-month comparisons, respectively, due to issuances associated with the Investors Financial acquisition and additional issuances to enhance our regulatory capital position.

Several factors could affect future levels of our net interest revenue and margin, including the mix of customer liabilities, the shapes of the various yield curves around the world, the Federal Reserve’s ongoing actions to manage short-term interest rates, and the level and pace of changes in non-U.S. interest rates, particularly as a result of actions of the European Central Bank and the Bank of England. We expect that the levels of net interest margin achieved for the second half of this year will decline from those achieved for the first half of 2008.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Gains (Losses) Related to Investment Securities, Net

We recorded net gains of $15 million from sales of available-for-sale securities in the first six months of 2008, including $9 million in the second quarter, compared to net gains of zero in the first six months of 2007, including a net loss of $1 million in the second quarter of 2007. We also recorded other-than-temporary impairment of $15 million in the first six months of 2008, all in the first quarter and most of which related to one asset-backed security. The impairment adjustment was based on our analysis of the underlying collateral and assessment of the related monoline insurer, after which we concluded that, although only a portion of the decline in fair value of the security was attributable to credit, the security should be written down to its current fair value. Additional information about available-for-sale securities, and the gross gains and losses that compose the net sale gains, is in the “Financial Condition” section of this Management’s Discussion and Analysis and in note 2 to the consolidated financial statements included in this Form 10-Q.

OPERATING EXPENSES

	Quarters Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2008	2007	% Change	2008	2007	% Change
Salaries and employee benefits	$1,060	$808	31%	$2,122	$1,547	37%
Information systems and communications	164	128	28	319	253	26
Transaction processing services	172	141	22	334	270	24
Occupancy	115	98	17	225	192	17
Merger and integration costs	32	—	—	58	—	—
Professional services	106	52	104	188	87	116
Amortization of other intangible assets	33	15	120	66	27	144
Other	159	116	37	303	195	55

Total operating expenses	$1,841	$1,358	36	$3,615	$2,571	41

Number of employees at quarter end	28,700	22,350

Salaries and employee benefits expense increases were mainly the result of the addition of salaries and benefits expenses of the acquired Investors Financial business as well as increases in staffing levels to support new business, particularly in hedge fund servicing, global markets activities and investment management. The year-to-date increase also resulted from higher incentive compensation due to improved performance.

The increase in information systems and communications expense was primarily the result of the addition of expenses of the acquired Investors Financial business and technology spending in Europe to support growth. Transaction processing expense increased primarily as a result of the addition of expenses from the acquired Investors Financial business and higher transaction volumes in asset servicing. The increase in occupancy costs resulted primarily from expenses added by the acquired Investors Financial business related to additional leased space, as well as additional costs to support the growth in our business in Europe.

During the second quarter and first six months of 2008, in connection with the Investors Financial acquisition, we recorded merger and integration costs totaling $32 million and $58 million, respectively, in our consolidated statement of income. These costs consisted only of direct and incremental costs to integrate the acquired Investors Financial business into our operations, and do not include ongoing expenses of the combined organization. The costs were primarily related to employee retention and system and customer integration.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Other operating expenses presented in the table above increased primarily as a result of higher professional services and sales promotion spending, an increase in securities processing costs and the impact of the acquired Investors Financial business, including amortization of other intangible assets. Professional services included costs related to SSgA legal matters, as well as strategy and operations consulting.

Income Tax Expense

We recorded income tax expense of $283 million for the second quarter of 2008, compared to $197 million for the second quarter of 2007, with the increase due to higher pre-tax earnings. For the first six months of 2008, income tax expense was $556 million, compared to $366 million for the corresponding 2007 period. The effective tax rate for the second quarter and first six months of 2008 was 34%, compared to 35% for the second quarter and first six months of 2007.

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

The following is a summary of line of business results. The amount presented in the “Other/One-Time” column represents the merger and acquisition costs recorded in connection with the acquisition of Investors Financial. These costs were not allocated to State Street’s business lines.

	For the Quarters Ended June 30,
	Investment Servicing		Investment Management		Other/ One-Time		Total
(Dollars in millions, except where otherwise noted)	2008	2007	2008	2007	2008	2007	2008	2007
Fee revenue:
Servicing fees	$977	$766					$977	$766
Management fees	—	—	$280	$284			280	284
Trading services	320	260	—	—			320	260
Securities finance	259	121	93	41			352	162
Processing fees and other	55	50	22	15			77	65

Total fee revenue	1,611	1,197	395	340			2,006	1,537
Net interest revenue after provision for loan losses	624	341	33	44			657	385
Gains (Losses) related to investment securities, net	9	(1)	—	—			9	(1)

Total revenue	2,244	1,537	428	384			2,672	1,921
Operating expenses	1,493	1,118	316	240	$32		1,841	1,358

Income before income tax expense	$751	$419	$112	$144	$(32)		$831	$563

Pre-tax margin	33%	27%	26%	38%			31%	29%
Average assets (in billions)	$140.1	$109.4	$3.8	$3.7			$143.9	$113.1

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

	For the Six Months Ended June 30,
	Investment Servicing		Investment Management		Other/ One-Time		Total
(Dollars in millions, except where otherwise noted)	2008	2007	2008	2007	2008	2007	2008	2007
Fee revenue:
Servicing fees	$1,937	$1,484					$1,937	$1,484
Management fees	—	—	$558	$545			558	545
Trading services	686	480	—	—			686	480
Securities finance	487	195	168	65			655	260
Processing fees and other	87	108	44	30			131	138

Total fee revenue	3,197	2,267	770	640			3,967	2,907
Net interest revenue after provision for loan losses	1,214	629	68	81			1,282	710
Gains (Losses) related to investment securities, net	—	—	—	—			—	—

Total revenue	4,411	2,896	838	721			5,249	3,617
Operating expenses	2,930	2,113	627	458	$58		3,615	2,571

Income before income tax expense	$1,481	$783	$211	$263	$(58)		$1,634	$1,046

Pre-tax margin	34%	27%	25%	36%			31%	29%
Average assets (in billions)	$139.3	$106.9	$3.8	$3.5			$143.1	$110.4

Investment Servicing

Total revenue for the second quarter of 2008 increased 46% compared to the same period in 2007 and 52% in the six-month comparison. Total fee revenue in the same comparison increased 35% and 41%, respectively, with the increase attributable to growth in servicing fees, trading services revenue and securities finance revenue. In both the quarterly and six-month comparisons, the growth in servicing fees over the corresponding prior-year period was primarily due to the contribution of the acquired Investors Financial business and new business, partly offset by the impact of declines in equity market valuations. The growth in trading services revenue was mainly the result of increased currency volatility and higher customer volumes in our foreign exchange trading business, as well as the contribution of revenue from the acquired Investors Financial business. Securities finance revenue increased 114% in the second quarter of 2008 compared to the prior-year quarter and 150% in the six-month comparison, primarily from the impact of wider average credit spreads, reflective of the impact of market illiquidity and the Federal Reserve Board’s aggregate 225 basis point reduction in the federal funds rate during the first six months of 2008.

Servicing fees and trading services revenue for Investment Servicing compose the total consolidated amounts for State Street, and securities finance and processing fees and other revenue for Investment Servicing comprise approximately 73% of these types of revenue for both the second quarter and first six months of 2008 included in our consolidated results. Refer to the “Consolidated Results of Operations—Fee Revenue” section of this Management’s Discussion and Analysis for additional information about the activity in these types of fee revenue.

Net interest revenue for the second quarter of 2008 increased 83% compared to the second quarter of 2007, and 93% for the first six months of 2008 compared to the corresponding prior-year period. The increase was principally due to wider spreads on fixed-rate investment securities and the addition of interest-earning assets from the acquired Investors Financial business.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Total operating expenses for the second quarter of 2008 increased 34% compared to the prior-year quarter, and for the first six months of 2008 increased 39% compared to the first six months of 2007. The increase was primarily attributable to increased staffing levels and the contribution of expenses of the acquired Investors Financial business, as well as higher levels of professional services spending to support business growth. The increase in the six-month comparison also reflected higher incentive compensation as a result of improved performance.

Investment Management

Total revenue for the second quarter of 2008 increased 11% compared to the second quarter of 2007, due to a 16% increase in fee revenue, partly offset by a 25% decline in net interest revenue. For the six months ended June 30, 2008, total revenue increased 16% compared to the corresponding prior-year period, due to a 20% increase in fee revenue, partly offset by a 16% decline in net interest revenue. The increase in fee revenue in the quarterly and six-month comparisons was driven largely by increases in securities finance revenue, 127% and 158%, respectively, as well as a 47% increase in processing and other fee revenue in both comparisons. The decrease in net interest revenue for both periods was the result of lower average interest rates.

Management fees, generated by State Street Global Advisors, or SSgA, were relatively flat in both the quarterly and six-month comparisons. In the quarterly comparison, the 1% decrease resulted primarily from lower performance fees and the impact of declines in equity market valuations, partly offset by the impact of new business. In the six-month comparison, the 2% increase resulted primarily from the impact of new business partly offset by lower performance fees and the impact of lower equity market valuations. Management fees for Investment Management comprise the total consolidated management fees for State Street. Refer to the “Consolidated Results of Operations—Fee Revenue” section of this Management’s Discussion and Analysis for additional information.

For the second quarter of 2008, operating expenses increased 32% from the corresponding period in 2007, and increased 37% in the six-month comparison. The increases in both comparisons were primarily attributable to higher professional services spending and increases in staffing levels to support new business.

The market-to-book value ratios on certain accounts managed by SSgA that benefit from contractual arrangements with wrap providers are lower than historical norms, and one of the wrap providers has announced its intention to exit the wrap business. In connection with this decision, it has elected to terminate its global wrap contracts associated with these accounts effective in mid-September 2008. As of June 30, 2008, the aggregate book value of assets subject to global wrap contracts was approximately $9.6 billion and the average market-to-book value ratio of these accounts was approximately 93.3%. We remain in discussions with all of the wrap providers regarding these accounts. To date, none of the wrap providers has elected to immunize any portion of any account.

Immunization refers to the contractual right that both a wrap provider and State Street have to convert all or any wrapped portion of an account to cash equivalents over a number of years. Upon immunization, the wrap provider is no longer obligated to accept additional assets under their contract and new cash flows would need to be directed to other wrap providers or into other investments, such as money market funds. The right of the participating investors to redeem their units at a price based upon book value is not affected by immunization. However, immunization of all or part of any account may adversely impact account cash flows, require asset dispositions at a time when the fixed-income markets remain disrupted, adversely impacting account market values, and negatively impact account participant returns. Any discontinuation of the contracts with the existing

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

wrap providers, any election to immunize all or a portion of the wrapped accounts or any failure by such wrap providers to fund any account shortfall under their existing contracts could adversely affect our business. Refer to our Current Report on Form 8-K dated June 2, 2008, for a more complete discussion of an immunization election, the discontinuance of a contract with one of the wrap providers and the potential adverse affects on our business resulting from any such immunization or discontinuation.

FAIR VALUE MEASUREMENTS

As we discuss more fully in note 9 to the consolidated financial statements in this Form 10-Q, we adopted the provisions of SFAS No. 157, Fair Value Measurements, effective January 1, 2008. This new standard does not require the measurement of our financial assets and liabilities at fair value, but provides a consistent definition of fair value and establishes a framework for measuring fair value in accordance with GAAP. The new standard is intended to increase consistency and comparability in, and disclosures about, fair value measurements, by providing users with better information about the extent to which fair value is used to measure financial assets and liabilities, the inputs used to develop those measurements and the effect of the measurements, if any, on financial condition, results of operations, liquidity and capital.

The new standard defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an “exit price”) in the principal or most advantageous market for an asset or liability in an orderly transaction between market participants on the measurement date. When we measure fair value for our financial assets and liabilities, we consider the principal or most advantageous market in which we would transact, and we consider assumptions that market participants would use when pricing the asset or liability. When possible, we look to active and observable markets to measure the fair value of identical, or similar, financial assets or liabilities. When identical financial assets and liabilities are not traded in active markets, we look to market-observable data for similar assets and liabilities. In some instances, certain assets and liabilities are not actively traded in observable markets, and as a result we use alternative valuation techniques to measure their fair value.

In accordance with the new standard, we categorized the financial assets and liabilities that we carry at fair value in our consolidated statement of condition based upon the standard’s three-level valuation hierarchy. The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (level 1) and the lowest priority to unobservable valuation inputs (level 3). Including the effect of master netting agreements (described in note 9), approximately $72.50 billion, or 50% of our consolidated total assets, were carried at fair value at June 30, 2008, compared to approximately $75.43 billion, or 53%, at December 31, 2007. The largest portion of our assets carried at fair value consisted of investment securities available for sale, of which approximately 89% were categorized in level 2 of the fair value hierarchy, with the remaining 11% categorized in level 3, and derivative instruments, of which approximately 91% (including the effect of master netting agreements) were categorized in level 2, with the remaining 9% categorized in level 3. We did not categorize any of our financial assets or liabilities in level 1 at January 1, 2008 or June 30, 2008.

The fair value of the investment securities categorized in level 2 was measured by management primarily using information obtained from third-party sources. Management specifically evaluates this information by selectively comparing underlying assumptions to market support, and by comparison to recent trade information where available. The fair value of the derivatives categorized in level 2 predominantly represented foreign exchange contracts used in our trading activities, for which fair value was measured by management using discounted cash flow techniques with inputs consisting of observable spot and forward points, as well as observable interest rate curves.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

With respect to the fair value of investment securities, management has evaluated its fair value methodologies, including the use of information provided by third parties, to determine whether such valuations are representative of an exit price in our principal markets and to assess the observability factors supporting the valuations. As a result of this evaluation, we have determined that the valuations we used represented exit prices in our principal markets, and we are continuing to enhance our internal, independent price verification process that validates information received from third parties.

With respect to derivative instruments, we evaluated the impact on valuation of the credit risk of our counterparties and our own credit. We considered factors such as the likelihood of default by us and our counterparties, our net exposures and remaining maturities in determining the appropriate measurements of fair value. Valuation adjustments associated with these factors were not significant for the first six months of 2008.

Excluding the effect of master netting agreements, the fair value of our level 3 financial assets at June 30, 2008 was $7.59 billion, or 10% of our total financial assets carried at fair value, and the fair value of our level 3 financial liabilities was $477 million, or 7% of the $7.04 billion of our total financial liabilities carried at fair value. Including the effect of master netting agreements, these percentages were both 10%. The substantial majority of our assets categorized in level 3 was composed of asset-backed securities.

The categorization of asset-backed securities in level 3 as of June 30, 2008 was significantly influenced by current conditions, including reduced levels of liquidity, in the fixed-income securities markets. Little or no market activity for these securities occurred during the second quarter, and as a result of the lack of price transparency, we measured their fair value using unobservable pricing inputs, primarily uncorroborated quotes received directly from third parties.

The aggregate fair value of our financial assets and liabilities categorized in level 3 as of June 30, 2008, compared to January 1, 2008, increased approximately 10%. The change in the aggregate fair value of derivative assets and liabilities related to the impact of realized and unrealized gains and losses recorded in revenue during the period, primarily in fee revenue, more than offset by the execution of additional derivative contracts during the first half of 2008.

The remaining change in fair value of the level 3 category related to investment securities available for sale, principally mortgage- and asset-backed securities and collateralized mortgage obligations. The change was primarily composed of depreciation in the fair value of asset-backed securities; the transfer in of asset-backed securities for which fair value could no longer be measured using observable inputs, reflecting further market illiquidity; offset by the reclassification of certain classes of mortgage-backed securities and collateralized mortgage obligations to level 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION

	For the Six Months Ended June 30,
(In millions)	2008 Average Balance	2007 Average Balance
Assets:
Interest-bearing deposits with non-U.S. banks	$17,362	$4,767
Securities purchased under resale agreements	11,964	13,438
Federal funds sold	4,016	491
Trading account assets	1,343	863
Investment securities	72,514	66,666
Loans and leases	11,590	9,411

Total interest-earning assets	118,789	95,636
Cash and due from banks	3,967	2,968
Other assets	20,353	11,838

Total assets	$143,109	$110,442

Liabilities and shareholders’ equity:
Interest-bearing deposits:
U.S.	12,328	1,347
Non-U.S.	68,904	57,872

Total interest-bearing deposits	81,232	59,219
Securities sold under repurchase agreements	14,148	17,537
Federal funds purchased	1,072	2,621
Other short-term borrowings	5,762	3,562
Long-term debt	4,079	3,122

Total interest-bearing liabilities	106,293	86,061
Noninterest-bearing deposits	13,383	8,967
Other liabilities	11,806	7,942
Shareholders’ equity	11,627	7,472

Total liabilities and shareholders’ equity	$143,109	$110,442

Overview of Consolidated Statement of Condition

The structure of our consolidated statement of condition, or balance sheet, is primarily driven by the liabilities generated by our core Investment Servicing and Investment Management businesses, while the volume, mix and currency denomination of the balance sheet are determined by both our customers’ needs and our operating objectives. As our customers execute their worldwide cash management and investment activities, they use short-term investments and deposits that constitute the majority of our liabilities, generally non-interest-bearing demand deposits; interest-bearing transaction account deposits denominated in a variety of currencies; and repurchase agreements, which generally serve as short-term investment alternatives for our customers.

Deposits and other liabilities generated by customer activities are invested in assets that on an overall basis generally match the liquidity and interest-rate characteristics of the liabilities. As a result, our assets consist primarily of high-quality, marketable securities classified as either available for sale or held to maturity, and short-term money-market instruments, such as inter-bank placements, federal funds sold and securities purchased

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

under resale agreements. The actual mix of assets is determined by the characteristics of the customer liabilities and our desire to maintain a well-diversified portfolio of high-quality assets. We manage our consolidated balance sheet structure using a disciplined process conducted within specific Board of Directors-approved policies for interest-rate risk, credit risk and liquidity.

For the first six months of 2008, the growth in average total interest bearing liabilities of $20.23 billion was generally composed of an $11.03 billion increase in non-U.S. deposits, a $10.98 billion increase in U.S. deposits and a $960 million increase in long-term debt, partially offset by a $2.74 billion decrease in short-term borrowings. The increases in interest-bearing liabilities are mainly due to the acquisition of Investors Financial and increased levels of customer activity outside the U.S. Average total interest-earning assets for the first six months of 2008 increased $23.15 billion from the corresponding period in 2007, reflecting the impact of the increased level of customer liabilities and increases from the acquired Investors Financial business.

Additional information about changes in average balances is provided in the “Consolidated Results of Operations—Net Interest Revenue” section of this Management’s Discussion and Analysis.

Investment Securities

The investment securities portfolio of approximately 9,300 securities at June 30, 2008 is diversified with respect to asset class. The majority of the portfolio is concentrated in high-grade asset-backed and mortgage-backed securities. We consider a well-diversified, high-credit quality investment securities portfolio to be an important element in the management of our consolidated balance sheet. The portfolio continues to be concentrated in securities with high credit quality, with approximately 93% of the carrying value of the portfolio rated “AAA” or “AA” at June 30, 2008.

The carrying values of investment securities were as follows as of period end:

(In millions)	June 30, 2008	December 31, 2007
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$7,043	$8,181
Mortgage-backed securities	12,741	14,585
Asset-backed securities	27,199	25,069
Collateralized mortgage obligations	10,052	11,892
State and political subdivisions	5,903	5,813
Other debt investments	4,139	4,041
Money-market mutual funds	255	243
Other equity securities	275	502

Total	$67,607	$70,326

Held to maturity:
U.S. Treasury and federal agencies:
Direct obligations	$604	$757
Mortgage-backed securities	864	940
Collateralized mortgage obligations	2,098	2,190
Other investments	537	346

Total	$4,103	$4,233

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

The percentages of the carrying value of the investment securities portfolio by external credit rating were as follows as of period end:

	June 30, 2008	December 31, 2007
AAA(1)	84%	89%
AA	9	6
A	5	3
BBB	1	1
Non-rated	1	1

	100%	100%

(1)	Includes U.S. Treasury securities.

The asset-backed portfolio of approximately $27.20 billion consists of approximately 730 securities and is substantially floating-rate. This portfolio consists primarily of student-loan, home-equity loan, credit card, and auto/equipment-loan securities. At June 30, 2008, approximately 96% of the asset-backed portfolio was rated “AAA” or “AA,” with 84% rated “AAA.” The mortgage-backed portfolio of approximately $25.76 billion consists of approximately 2,000 securities and is split between securities of Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and large-issuer collateralized mortgage obligations. At June 30, 2008, substantially the entire mortgage-backed portfolio was rated “AAA,” with the remainder rated “AA.” The aggregate investment portfolio at June 30, 2008 included $5.7 billion collateralized by first-lien sub-prime mortgages, compared to $6.2 billion at December 31, 2007. Of the total sub-prime securities, which are diversified first-lien mortgage pools, 62% were rated “AAA” and 38% were rated “AA.” Credit enhancement on the sub-prime holdings averaged 43%. As of June 30, 2008, 3 such securities with a fair value of approximately $120 million had been placed on credit watch, 12 securities with a fair value of approximately $480 million had been downgraded, and none have defaulted.

The fixed-income securities markets have continued to experience significant disruption and resulting illiquidity during the past three quarters. This illiquidity is largely responsible for the significant net pre-tax unrealized loss on our aggregate investment portfolio of $3.31 billion ($2.01 billion after-tax) at June 30, 2008, compared to $3.16 billion ($1.94 billion after-tax) at March 31, 2008 and $1.11 billion ($684 million after-tax) at December 31, 2007. Of the aggregate after-tax unrealized loss of $2.01 billion at June 30, 2008, $1.42 billion related to asset-backed securities, of which approximately $590 million was associated with securities collateralized by sub-prime mortgages and approximately $430 million was associated with securities collateralized by student loans. In addition, approximately $520 million of the aggregate after-tax unrealized loss of $2.01 billion related to mortgage-backed securities.

With respect to the aggregate investment portfolio, as of June 30, 2008, 43 securities with a total fair value of $1.17 billion had been placed on credit watch and 632 securities with a fair value of $2.51 billion had been downgraded, of which 603, or $1.66 billion, were based on downgrades of the underlying monoline insurers. No securities had defaulted as of quarter-end. Monoline insurance coverage is provided, principally for our municipal bond portfolio, that covers approximately 4,270 securities with an aggregate carrying value of $1.95 billion as of June 30, 2008, which is included in the state and political subdivisions category in the above table. Without the insurance coverage, or “wrap,” approximately 92% of our aggregate investment portfolio would still have been rated “AAA” or “AA” as of June 30, 2008. We evaluate securities for purchase based on an independent assessment of their underlying credit quality, not the underlying monoline insurance support.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Management regularly reviews the investment securities portfolio to determine if other-than-temporary impairment has occurred. This review includes such quantitative factors as current and expected future interest rates, the length of time the security’s cost basis has exceeded its fair value and the severity of the impairment measured as the ratio of fair value to amortized cost, and the level and quality of collateral and the extent of subordination, as well as issuer-specific concerns regardless of quantitative factors. Extensive analysis was performed during the first half of 2008 in order to confirm that the declines in fair value did not reflect any instances where we believed we would not receive full principal and interest on individual securities. This analysis included detailed credit analysis at the portfolio, asset class, and individual security level. Analysis was also performed to support our assertion that we have the ability to hold these securities until recovery in market value.

As of June 30, 2008, after a full review of all investment securities, taking into consideration current economic conditions, adverse situations that might affect our ability to fully collect interest and principal, the timing of future payments, the credit quality and performance of the underlying collateral of asset-backed securities and other relevant factors as described above, management concluded that no investment securities were other-than-temporarily impaired. Management considers the aggregate decline in fair value and the resulting pre-tax net unrealized loss of $3.31 billion ($2.01 billion after-tax) at June 30, 2008 to be temporary and not the result of any material changes in the credit characteristics of the investment securities portfolio. In addition, management has both the ability and the intent to hold the securities until recovery in market value.

The evaluation of declines in fair value and the determination of other-than-temporary impairment involve significant judgment and are based on a number of factors, including those described above. Given the continued disruption in the financial markets and the resulting illiquidity, as well as the severity and duration of the decline in fair values of securities and uncertainty with respect to the credit quality and performance of underlying collateral, the investment securities portfolio may incur other-than-temporary impairment in future periods.

Management intends to continue managing our investment securities portfolio to align with interest-rate and duration characteristics of our customer liabilities and in the context of our overall balance sheet structure, which is maintained within internally-approved risk limits, and in consideration of the global interest-rate environment. Even with material increases in unrealized losses on investment securities, we may not experience material changes in our interest-rate risk profile, or experience a material impact on our net interest revenue.

Capital

The management of regulatory and economic capital utilizes key metrics evaluated by management to maintain an actual level of capital commensurate with our risk profile, in compliance with all regulatory requirements, and sufficient to provide us with the financial flexibility to undertake future strategic business initiatives.

Regulatory Capital

Our objective with respect to the management of regulatory capital is to maintain a strong capital base in order to provide financial flexibility for our business needs, including funding corporate growth and supporting customers’ cash management needs, and to provide protection against loss to depositors and creditors. We strive to maintain an optimal level of capital, commensurate with our risk profile, on which an attractive return to shareholders will be realized over both the short and long term, while protecting our obligations to depositors and creditors and satisfying regulatory requirements. You can obtain additional information about our capital management process in the Financial Condition section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2007 Form 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

At June 30, 2008, State Street and State Street Bank met all capital adequacy requirements to which they were subject. Regulatory capital amounts and ratios were as follows at June 30, 2008, and December 31, 2007:

	Regulatory Guidelines(1)		State Street		State Street Bank
(Dollars in millions)	Minimum	Well Capitalized	2008	2007	2008	2007
Tier 1 risk-based capital ratio	4%	6%	17.1%	11.2%	13.4%	11.2%
Total risk-based capital ratio	8	10	18.4	12.7	14.9	12.7
Tier 1 leverage ratio	4	5	8.3	5.3	6.7	5.5
Tier 1 risk-based capital			$11,645	$7,131	$8,910	$6,915
Total risk-based capital			12,523	8,071	9,875	7,878
Adjusted risk-weighted assets and market-risk equivalents:
Balance sheet risk-weighted assets			$46,579	$42,968	$44,946	$41,283
Off-balance sheet equivalent risk-weighted assets			21,127	20,248	21,133	20,254
Market-risk equivalents			267	321	261	317

Total			$67,973	$63,537	$66,340	$61,854

Quarterly average adjusted assets			$141,073	$135,686	$133,317	$126,746

(1)

State Street Bank must meet the regulatory designation of “well capitalized” in order to maintain the parent company’s status as a financial holding company, including a minimum tier 1 risk-based capital ratio of 6%, a minimum total risk-based capital ratio of 10% and a tier 1 leverage ratio of 5%. In addition, State Street must meet Federal Reserve guidelines for “well capitalized” for a bank holding company to be eligible for a streamlined review process for acquisition proposals. These guidelines require a minimum tier 1 risk-based capital ratio of 6% and a minimum total risk-based capital ratio of 10%.

At June 30, 2008, State Street’s and State Street Bank’s tier 1 and total risk-based capital ratios increased compared to year-end 2007. The increases in risk-based capital that resulted primarily from the June 2008 public offering of our common stock and, in the case of State Street, the issuance of capital-eligible debt securities, as well as earnings for the first six months of 2008, were partly offset by an increase in total risk-weighted assets. The parent company contributed $750 million of the net proceeds from the public common stock offering to State Street Bank to enhance its capital. The increase in total risk-weighted assets resulted from balance sheet growth and higher levels of off-balance sheet equivalent risk-weighted assets, principally credit-related commitments. Both ratios for State Street and State Street Bank exceeded the regulatory minimum and well-capitalized thresholds.

On June 3, 2008, we completed a public offering of approximately 40.5 million shares of our common stock. The public offering price was $70 per share, and aggregate proceeds from the offering, net of underwriting commissions and related offering costs, totaled approximately $2.75 billion. Underwriting commissions totaled approximately $85 million. Of the total shares issued, approximately 7.4 million shares were issued out of treasury stock, and the remaining 33.1 million shares were newly issued. We executed the offering pursuant to our current universal shelf registration statement filed with the SEC. We intend to use the net proceeds for general corporate purposes, which include working capital, capital expenditures, investments in or loans to our subsidiaries, refinancing of debt, including outstanding commercial paper and other short-term indebtedness, if any, and satisfaction of other obligations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

In 2004, the Committee on Banking Supervision released the final version of its capital adequacy framework, commonly referred to as “Basel II.” In 2006, the four U.S. banking regulatory agencies jointly issued their second draft of implementation rules, with industry comment provided by the end of March 2007, and final rules were released in December 2007, with a stated effective date of April 1, 2008. State Street has established a comprehensive program to implement these regulatory requirements within prescribed timeframes. We anticipate adopting the most advanced approaches for assessing capital adequacy.

In March 2007, our Board of Directors authorized the purchase of up to 15 million shares of common stock for general corporate purposes, including mitigating the dilutive impact of shares issued under employee benefit plans. Under this authorization, in January 2008, we repurchased 552,000 shares of our common stock in connection with the settlement of a $1 billion accelerated share repurchase program that concluded on January 18, 2008. No additional shares were purchased during the first six months of 2008 under this authorization, and as of June 30, 2008, approximately 13.2 million shares remained available for future purchase under the Board’s authorization. We generally employ third-party broker-dealers to acquire shares on the open market in connection with Board-authorized purchases of our common stock.

Economic Capital

We define economic capital as the common equity required to protect holders of our debt against unexpected economic losses over a one-year period at a level consistent with the solvency of a firm with our target “AA” debt rating. Our Capital Committee is responsible for overseeing our economic capital process. The framework and methodologies used to quantify economic capital for each of the risk types described below have been developed by our Enterprise Risk Management, Global Treasury and Corporate Finance groups and are designed to be generally consistent with our risk management principles. This framework has been approved by senior management and the Executive Committee of the Board of Directors. Due to the evolving nature of quantification techniques, we expect to periodically refine the methodologies, assumptions, and data used to estimate our economic capital requirements, which could result in a different amount of capital needed to support our business activities.

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

In April 2008, Fitch Ratings placed State Street and State Street Bank on “Rating Watch Negative.” This was an adverse ratings action from their previous “Negative Outlook,” but was not a downgrade of any State Street or State Street Bank credit ratings, which ratings remained unchanged. In June 2008, Fitch reverted back to the previous “Negative Outlook” for State Street and State Street Bank following the public common stock offering discussed in the “Capital” section of this Management’s Discussion and Analysis.

In managing our liquidity, we have issued term wholesale certificates of deposit and invested those funds in short-term money market assets where they would be available to meet cash needs. This portfolio stood at $1.97 billion at June 30, 2008, compared to $4.57 billion at December 31, 2007. In conjunction with our management of liquidity where we seek to maintain access to sources of back-up liquidity at reasonable costs, we have participated in the Federal Reserve’s term auction facility, which is a secured lending program available to financial institutions that was established in December 2007. During the first six months of 2008, our borrowings under this facility were as high as $1.5 billion, and no borrowings outstanding under this facility existed at June 30, 2008. Certificate of deposit and term auction facility balances were allowed to decline as overall structural liquidity was strengthened. Increases in customer deposits and the net proceeds from the June 2008 public common stock offering improved our liquidity position and lessened the need for contingency funding. We did not experience any net deterioration in our customer deposit base during the first six months of 2008.

While maintenance of our high investment-grade credit rating is of primary importance to our liquidity management program, on-balance sheet liquid assets represent significant liquidity that we can directly control, and provide a source of cash in the form of principal maturities and the ability to borrow from the capital markets using our securities as collateral. Our liquid assets consist primarily of short-term money-market assets, such as federal funds sold and interest-bearing deposits with banks, the latter of which are multicurrency instruments invested with major multinational banks; and high-quality, marketable investment securities not already pledged,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

which generally are more liquid than other types of assets and can be sold or borrowed against to generate cash quickly. As of June 30, 2008, the cash value of our liquid assets, as defined, totaled $64.71 billion, compared to $55.14 billion as of December 31, 2007. The increase was partly the result of our actions to strengthen our liquidity in light of the continuing uncertainty in the global fixed-income securities markets. Securities carried at $43.32 billion as of June 30, 2008, compared to $39.84 billion as of December 31, 2007, were designated as pledged for public and trust deposits, borrowed funds and for other purposes as provided by law, and are excluded from the liquid assets calculation. Included in liquid assets are securities that have been pledged to the Federal Reserve Bank of Boston in order to secure our ability to borrow from the discount window should the need arise. This access to primary credit borrowing is an important source of back-up liquidity for State Street Bank. As of June 30, 2008, we had no outstanding primary credit borrowings from the discount window.

Based upon our level of liquid assets and our ability to access the capital markets for additional funding when necessary, including our ability to issue debt and equity securities under our current universal shelf registration, management considers overall liquidity at June 30, 2008 to be more than sufficient to meet State Street’s current commitments and business needs, including accommodating the transaction and cash management needs of our customers.

In January 2008, State Street Capital Trust III, a Delaware statutory trust wholly owned by the parent company, issued $500 million in aggregate liquidation amount of 8.250% fixed-to-floating rate normal automatic preferred enhanced capital securities, referred to as “normal APEX,” and used the proceeds to purchase a like amount of remarketable 6.001% junior subordinated debentures due 2042 from the parent company. In addition, the trust entered into stock purchase contracts with the parent company under which the trust agrees to purchase, and the parent company agrees to sell, on the stock purchase date, a like amount in aggregate liquidation amount of the parent company’s non-cumulative perpetual preferred stock, series A, $100,000 liquidation preference per share. State Street will make contract payments to the trust at an annual rate of 2.249% of the stated amount of $100,000 per stock purchase contract. The normal APEX are beneficial interests in the trust. The trust will pass through, as distributions on or the redemption price of normal APEX, amounts that it receives on its assets that are the corresponding assets for the normal APEX. The corresponding assets for each normal APEX, $1,000 liquidation amount, initially are $1,000 principal amount of the 6.001% junior subordinated debentures and a 1/100th, or a $1,000, interest in a stock purchase contract for the purchase and sale of one share of the Series A preferred stock for $100,000. The stock purchase date is expected to be March 15, 2011, but it may occur on an earlier date or as late as March 15, 2012. From and after the stock purchase date, the corresponding asset for each normal APEX will be a 1/100th, or a $1,000, interest in one share of the Series A preferred stock. In accordance with existing accounting standards, we did not record the trust in our consolidated financial statements. The 6.001% junior debentures qualify for inclusion in tier 1 regulatory capital.

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

We currently maintain a commercial paper program, under which we can issue up to $3 billion with original maturities of up to 270 days from the date of issue. At June 30, 2008, we had $1.49 billion of commercial paper outstanding, compared to $2.36 billion at December 31, 2007.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

State Street Bank currently has authority to issue bank notes up to an aggregate of $750 million with original maturities ranging from 14 days to five years. At June 30, 2008, no notes payable were outstanding and all $750 million was available for issuance. In addition, State Street Bank currently has authority to issue up to an aggregate of $1 billion of subordinated bank notes.

State Street Bank currently maintains a line of credit with a financial institution of CAD $800 million, or approximately USD $784 million as of June 30, 2008, to support its Canadian securities processing operations. The line of credit has no stated termination date and is cancelable by either party with prior notice. As of June 30, 2008, no balance was outstanding on this line of credit.

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

While we believe that our risk management program is effective in managing the risks in our businesses, both internal and external factors may create risks that cannot always be identified or anticipated. For example, a significant counterparty failure or a default of a significant obligor could have a material adverse effect on our consolidated results of operations. Additional information about our process for managing market risk for both our trading and asset and liability management activities, as well as credit risk, operational risk and business risk, can be found in the Financial Condition section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2007 Form 10-K.

Market Risk

Market risk is defined as the risk of adverse financial impact due to fluctuations in interest rates, foreign exchange rates and other market-driven factors and prices. State Street is exposed to market risk in both its trading and asset and liability management activities. The market risk management processes related to these activities, discussed in further detail below, apply to both on-balance sheet and off-balance sheet exposures.

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

As part of our trading activities, we assume positions in the foreign exchange and interest-rate markets by buying and selling cash instruments and using derivatives, including foreign exchange forward contracts, foreign exchange and interest-rate options and interest-rate swaps. As of June 30, 2008, the aggregate notional amount of these derivatives was $876.92 billion, of which $802.70 billion were foreign exchange forward, swap and spot contracts. In the aggregate, long and short foreign exchange forward positions are closely matched to minimize currency and interest-rate risk. All foreign exchange contracts are valued daily at current market rates. Additional information about trading derivatives is in note 10 to the consolidated financial statements included in this Form 10-Q.

We use a variety of risk measurement and estimation techniques, including value-at-risk, which is an estimate of potential loss for a given period within a stated statistical confidence interval. We use a risk measurement system to estimate value-at-risk daily. We have adopted standards for estimating value-at-risk, and we maintain capital for market risk in accordance with applicable regulatory guidelines. Value-at-risk is estimated for a 99% one-tail confidence interval and an assumed one-day holding period using a historical observation period of greater than two years. A 99% one-tail confidence interval implies that daily trading losses should not exceed the estimated value-at-risk more than 1% of the time, or approximately three days out of the year. The methodology uses a simulation approach based on historically observed changes in foreign exchange rates, interest rates (domestic and foreign) and foreign exchange implied volatilities, and takes into account the resulting diversification benefits provided from the mix of our trading positions.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

The following table presents value-at-risk with respect to our trading activities, as measured by our value-at-risk methodology for the periods indicated:

	Six Months Ended June 30,
VALUE-AT-RISK	2008			2007
(In millions)	Average	Maximum	Minimum	Average	Maximum	Minimum
Foreign exchange products	$2.0	$4.4	$0.6	$1.9	$4.0	$0.7
Interest-rate products	1.0	1.7	0.6	1.9	3.5	0.4

We back-test the estimated one-day value-at-risk on a daily basis. This information is reviewed and used to confirm that all relevant trading positions are properly modeled. For the six months ended June 30, 2008 and 2007, we did not experience any trading losses in excess of our end-of-day value-at-risk estimate.

Asset and Liability Management Activities

The primary objective of asset and liability management is to provide sustainable net interest revenue, or NIR, under varying economic environments, while protecting the economic values of our balance sheet assets and liabilities from the effects of adverse changes in interest rates. Most of our NIR is earned from the investment of deposits generated by our core Investment Servicing and Investment Management businesses. We structure the assets on our balance sheet to generally conform to the characteristics of our balance sheet liabilities, but we manage our overall interest-rate risk position in the context of current and anticipated market conditions and within internally-approved risk guidelines.

Our investment activities and our use of derivatives are the primary tools used in managing interest-rate risk. We invest in financial instruments with currency, repricing, and maturity characteristics which we consider appropriate to manage our overall interest-rate risk position. We use certain derivatives, primarily interest-rate swaps, to alter the interest-rate characteristics of specific balance sheet assets or liabilities. The use of derivatives is subject to internally-approved guidelines. Additional information about our use of derivatives is in note 10 to the consolidated financial statements included in this Form 10-Q.

As a result of growth in our non-U.S. operations, customer liabilities denominated in non-U.S. dollars are a significant portion of our consolidated balance sheet. This growth results in exposure to changes in the shape and level of non-U.S. dollar yield curves, which we include in our consolidated interest-rate risk management process.

To measure, monitor, and report on our interest-rate risk position, we use (1) NIR simulation, or NIR-at-risk, which measures the impact on NIR over the next twelve months of immediate, or rate shock, and gradual, or rate ramp, changes in market interest rates; and (2) economic value of equity, or EVE, which measures the impact on the present value of all NIR-related principal and interest cash flows of an immediate change in interest rates. NIR-at-risk is designed to measure the potential impact of changes in market interest rates on net interest revenue in the short term. EVE, on the other hand, is a long-term view of interest-rate risk, but with a view toward liquidation of State Street’s existing assets and liabilities under current market conditions. Both of these measures are subject to internally-established guidelines, and are monitored regularly, along with other relevant simulations, scenario analyses and stress tests.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

The following table presents the estimated exposure of NIR for the next twelve months, calculated as of June 30, 2008 and December 31, 2007, due to a ± 100 basis point rate shock, and a ± 100 basis point rate ramp, in then-current interest rates. Estimated incremental exposures set forth below are dependent on management’s assumptions about asset and liability sensitivities under various interest-rate scenarios, such as those previously discussed, and do not reflect any actions management may undertake in order to mitigate some of the adverse effects of interest-rate changes on State Street’s financial performance.

NIR-AT-RISK	Estimated Exposure to Net Interest Revenue
(In millions) Rate Change	June 30, 2008	December 31, 2007
+100 bps shock	$(11)	$(98)
-100 bps shock	(35)	7
+100 bps ramp	(30)	(44)
-100 bps ramp	23	20

The following table presents estimated EVE exposures, calculated as of June 30, 2008 and December 31, 2007, assuming an immediate and prolonged shift in interest rates, the impact of which would be spread over a number of years.

ECONOMIC VALUE OF EQUITY	Estimated Exposure to Economic Value of Equity
(In millions) Rate Change	June 30, 2008	December 31, 2007
+200 bps shock	$(763)	$(1,195)
-200 bps shock	118	48

The EVE results presented above suggest a benefit from falling interest rates in both periods, although the magnitude of the benefit as of June 30, 2008 declined in comparison to December 31, 2007. The incremental decrease in EVE exposure to upward shifts in interest rates is attributable to runoff and sales of fixed-rate investment securities and the issuance of both equity and fixed-rate debt during the first half of 2008.

The liability-sensitive structure of the balance sheet responsible for EVE exposure to rising interest rates was also reflected in the NIR-at-risk exposure to rising rates as of December 31, 2007. In the first half of 2008, however, actions taken to increase the level of on-balance sheet liquid assets changed NIR-at-risk exposure, particularly with respect to a downward 100 basis point shock. Prepayments from mortgage-backed securities are assumed to be higher in the downward 100 basis point shock scenario relative to other interest rate scenarios. The re-investment of prepayments into lower-yielding liquid assets in this scenario more than offset the benefit from reduced funding costs. As a result, NIR-at-risk exposure is greatest in the downward 100 basis point shock scenario as of June 30, 2008.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Credit Risk

Credit and counterparty risk is defined as the risk of financial loss if a borrower or counterparty is either unable or unwilling to repay borrowings or settle a transaction in accordance with contractual terms. We assume credit and counterparty risk on both our on-balance sheet and off-balance sheet exposures. The extension of credit and the acceptance of counterparty risk by State Street are governed by corporate guidelines based on the prospective customer’s risk profile, the markets served, counterparty and country concentrations, and regulatory compliance. Our focus on large institutional investors and their businesses requires that we assume concentrated credit risk in a variety of forms to certain highly-rated entities. This concentration risk is mitigated by comprehensive guidelines and procedures to monitor and manage all aspects of credit and counterparty risk that we undertake. Counterparties and exposures are evaluated on an individual basis at least annually. Processes for credit approval and monitoring are in place for all credit extensions. As part of the approval and renewal process, appropriate due diligence is conducted based on the size and term of the exposure, as well as the quality of the counterparty.

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

At June 30, 2008, total gross loans and leases were $14.68 billion compared to $15.80 billion at December 31, 2007, reflecting a decrease in the volume of daily overdrafts, which primarily result from advances for securities settlement related to customer investment activities. Overdrafts included in total gross loans were $10.94 billion and $11.65 billion at June 30, 2008 and December 31, 2007, respectively. Average overdrafts were approximately $7.25 billion for the second quarter of 2008, and $7.43 billion for the second quarter of 2007. These balances do not represent a significant increase in credit risk because of their short-term nature, which is generally overnight, as well as the lack of significant concentration and their occurrence in the normal course of the securities settlement process. An allowance for loan losses is maintained to absorb probable credit losses in the loan portfolio and is reviewed regularly by management for adequacy. The allowance for loan losses was $18 million at June 30, 2008, December 31, 2007 and June 30, 2007.

We purchase securities under agreements to resell. Risk is managed through a variety of processes, including establishing the acceptability of counterparties; limiting purchases almost exclusively to low-risk U.S. government securities; taking possession or control of transaction assets; monitoring levels of underlying collateral; and limiting the duration of the agreements. Securities are revalued daily to determine if we believe that additional collateral is necessary from the borrower. Most repurchase agreements are short-term, with maturities of less than 90 days.

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

Investments in debt and equity securities, including investments in affiliates, are monitored regularly by Corporate Finance and Enterprise Risk Management. To the extent necessary, procedures are in place for

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

evaluating potentially impaired securities, as discussed in notes 1 and 3 to the consolidated financial statements included in our 2007 Form 10-K. Total non-performing investment securities were $3 million at both June 30, 2008 and December 31, 2007.

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, we utilize two types of special purpose entities, referred to as SPEs, which are not recorded in our consolidated financial statements. Information about the activities of these SPEs, which are used in connection with our involvement with managed investment vehicles and our asset-backed commercial paper programs, is in notes 10 and 11 to the consolidated financial statements included in our 2007 Form 10-K and in note 7 to the consolidated financial statements included in this Form 10-Q. Additional information about the commercial paper programs is provided below.

The risks associated with providing administration, liquidity, and/or credit enhancements to SPEs are reviewed as part of our corporate risk management process in a manner that is consistent with applicable policies and guidelines. Management believes that State Street has sufficient liquidity plans in place to cover foreseeable risks associated with these activities.

Asset-Backed Commercial Paper Programs

We administer four third-party-owned, special-purpose, multi-seller asset-backed commercial paper programs, commonly referred to as “conduits,” the first of which was established in 1992. These conduits, which are structured as bankruptcy-remote entities and are not recorded in our consolidated financial statements under existing accounting standards, are designed to satisfy the investment demand of our institutional customers, particularly mutual fund customers, for commercial paper. Accounting standards related to off-balance sheet vehicles are currently being reconsidered by the FASB, and industry-wide revisions are under discussion that could require us to consolidate all of the conduits we administer into our consolidated financial statements in the future.

Total assets in the four unconsolidated State Street-administered conduits were approximately $28.36 billion at June 30, 2008, compared to $28.76 billion at December 31, 2007. The conduits obtain funding through the issuance of commercial paper and hold diversified portfolios of investments, which are predominately composed of securities purchased in the capital markets. These investments are principally collateralized by mortgages, student loans, automobile and equipment loans and credit card receivables. Conduit assets are not sourced from our consolidated balance sheet.

The following tables provide additional information with respect to the composition of the conduits’ asset portfolios, in the aggregate, as of June 30, 2008. As of this date, none of the conduits’ holdings were composed of sub-prime securities. Approximately $3.0 billion, or 11% of the conduits’ assets, were wrapped by monoline insurers. The weighted-average maturity of the aggregate conduit assets was approximately 4 years.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

CONDUIT ASSETS BY COLLATERAL TYPE

(Dollars in billions)	Amount	Percent of Total Conduit Assets
Australian residential mortgage-backed securities	$4.6	16%
European residential mortgage-backed securities	4.6	16
U.S. residential mortgage-backed securities	3.8	14
United Kingdom residential mortgage-backed securities	2.1	7
Student loans	3.1	11
Auto and equipment loans	3.2	11
Credit cards	2.0	7
Other(1)	5.0	18

Total conduit assets	$28.4	100%

(1)

“Other” included trade receivables, collateralized loan obligations, business/commercial loans and other financial instruments. No individual asset class represented more than 2% of total conduit assets, except trade receivables, which were 3% of total conduit assets.

CONDUIT ASSETS BY CREDIT RATING

(Dollars in billions)	Amount	Percent of Total Conduit Assets
AAA/Aaa	$15.1	53%
AA/Aa	5.3	19
A/A	2.9	10
BBB/Baa	2.0	7
BB/Ba	0.2	1
Not rated(2)	2.9	10

Total conduit assets	$28.4	100%

(2)

These assets reflect structured transactions. While not rated, the transactions have been reviewed by independent credit rating agencies and have been structured to maintain the conduits’ P1 or similar rating.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

CONDUIT ASSETS BY ASSET ORIGIN

(Dollars in billions)	Amount	Percent of Total Conduit Assets
U.S.	$11.7	41%
Australia	6.2	22
Great Britain	2.7	9
Spain	2.0	7
Italy	2.0	7
Portugal	0.7	3
Germany	0.7	3
Netherlands	0.5	2
Greece	0.3	1
Belgium	0.3	1
France	0.3	1
Other	1.0	3

Total conduit assets	$28.4	100%

Currently, our accounting for the conduits’ activities is governed by FASB Interpretation No. 46(R), or FIN 46(R), and our conclusion that we are not required to consolidate some or all of the conduits’ assets and liabilities into our consolidated financial statements is based on our application of the provisions of FIN 46(R). Expected losses form the basis for our application of these provisions. Expected losses, as defined by FIN 46(R), are not economic losses. Instead, expected losses are estimated using a financial model that compares projected possible cash flows, which are probability-weighted, with expected cash flows for the risks the entity was designed to create and distribute; they represent the variability in potential cash flows of the entity’s designated risks. We believe that credit risk is the predominant risk that is designed to be created and distributed by these entities. Each conduit also has a modest amount of basis risk. Basis risk arises when commercial paper funding costs move at a different rate than the comparable floating-rate asset benchmark rates (generally LIBOR). Basis risk is mitigated through the use of derivative financial instruments, principally basis swaps, which remove this variability from each conduit. Accordingly, basis risk is not a significant assumption in the financial model.

Any credit losses of the conduits would be absorbed by (1) investors in the subordinated debt, commonly referred to as “first-loss notes,” issued by the conduits; (2) State Street, pursuant to our contractual obligations; and (3) the holders of the conduits’ commercial paper. The investors in the first-loss notes, which are independent third parties, would absorb the first dollar of any credit loss on the conduits’ assets. If credit losses exceeded the amount of first-loss notes, we would absorb credit losses through credit facilities provided to the conduits, which facilities are discussed later in this section. The commercial paper holders would absorb credit losses after the first-loss notes and State Street’s credit facilities have been exhausted. We have developed a financial model to estimate and allocate each conduit’s expected losses.

In order to estimate expected losses as required by FIN 46(R), we estimate possible defaults of the conduits’ assets and allocate the expected losses to the conduits’ variable interest holders based on the order in which actual losses would be absorbed, as described above. The financial model estimates expected losses based on hundreds of thousands of probability-weighted loss scenarios. These simulations incorporate published rating-agency data to estimate expected losses due to credit risk. Primary assumptions incorporated into the financial model relative to credit risk variability, such as default probabilities and loss severities, are directly linked to the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

conduit’s underlying assets. These default probabilities and loss severity assumptions vary by asset class and ratings of individual conduit assets. Accordingly, the model’s estimation of expected losses is significantly affected by the credit ratings and asset mix of each conduit’s assets. These statistics are reviewed by management regularly and more formally on an annual basis. If downgrades occur and/or asset mix changes significantly, or if defaults occur on the conduits’ underlying assets, we may conclude that the current level of first-loss notes is insufficient to absorb a majority of the conduits’ expected losses.

We perform stress tests and sensitivity analyses, with respect to each conduit, in order to model potential scenarios that could cause the amount of first-loss notes to be insufficient to absorb the majority of the conduits’ expected losses. As part of these analyses, we have identified certain conduit assets that could be more susceptible to credit downgrade because of their underlying credit characteristics. Our scenario testing specifically addresses asset classes that have experienced significant price erosion and/or have little observed market activity. Examples of scenarios that are designed to measure the sensitivity of the sufficiency of the first-loss notes include assuming a downgrade of all assets which have underlying monoline insurance support, and assuming a downgrade concerning certain other conduit securities where our analysis of the timing and amount of expected cash flows for selected security default expectations does not re-affirm the security’s current external credit rating. These simulations do not include a scenario whereby all positions are simultaneously downgraded, the possibility of which we consider remote. In addition, a scenario could arise where one or more defaults could be so severe that the associated losses would exhaust a conduit’s total first-loss notes currently outstanding.

Since the conduits were first organized, we have entered into contractual obligations, usually in the form of liquidity asset purchase agreements, to support most or all of the conduits’ liquidity, by agreeing to purchase assets from the conduits at their book value upon the occurrence of certain events. Other institutions can and do provide contractual liquidity to the conduits, primarily through liquidity asset purchase agreements. As required by these agreements, we and the other institutions provide back-up liquidity in the event that the conduits cannot meet their funding needs through the issuance of commercial paper. In the event that maturing commercial paper cannot be reissued into the market by the conduits’ dealer group, we and the other institutions providing liquidity may be required to purchase portfolio assets from the conduits. State Street may also provide liquidity by purchasing commercial paper or providing other extensions of credit to the conduits. In addition, we may be required to purchase assets from the conduits in connection with certain events related to those assets. As of June 30, 2008, our commitments under these liquidity asset purchase agreements and back-up lines of credit totaled $28.05 billion.

Pursuant to the contractual terms of our liquidity asset purchase agreement with the conduits, we were required to purchase $850 million of conduit assets during the first quarter of this year. The purchase was the result of various factors, including the continued illiquidity in the commercial paper markets. The securities were purchased at prices determined in accordance with existing contractual terms in the liquidity asset purchase agreement, and which exceeded their fair value. Accordingly, during the first quarter of 2008, the securities were written down to fair value through a $12 million reduction of processing fees and other revenue in our consolidated statement of income. The securities are carried at fair value in securities available for sale in our consolidated statement of condition. None of our liquidity asset purchase agreements with the conduits were drawn upon during the second quarter of 2008.

We also provide additional support to the conduits in the form of standby letters of credit. These standby letters of credit serve as back-up liquidity to the liquidity asset purchase agreements, as well as credit enhancement. As of June 30, 2008, our commitments under these standby letters of credit totaled $1.06 billion. None of these standby letters of credit were drawn upon during the first six months of 2008.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

The conduits generally sell commercial paper to third-party investors; however, we sometimes purchase commercial paper from the conduits. As of June 30, 2008, we held on our consolidated balance sheet an aggregate of approximately $212 million of commercial paper issued by the conduits, compared to $292 million as of March 31, 2008, $2 million as of December 31, 2007 and $730 million as of September 30, 2007. The highest total overnight position in the conduits’ commercial paper held by State Street was approximately $1.96 billion for the second quarter of 2008, and the average total overnight position for the same period was approximately $1.05 billion, or 3.7% of the conduits’ aggregate average commercial paper outstanding for the second quarter of 2008. The paper we hold is purchased at current market prices, and is carried at fair value in trading account assets in our consolidated statement of condition. These holdings have been higher than the levels of commercial paper we have historically held, which is reflective of the continued illiquidity in the asset-backed commercial paper markets and our desire to provide short-term stability to the conduits’ funding costs.

Investors continue to be concerned about the credit quality of the underlying assets generally held in asset-backed commercial paper conduits and similar vehicles across the industry. As a result, the ongoing illiquidity in the global fixed-income securities markets continues to make the funding of the State Street-administered conduits more challenging than in normal market conditions, and the yields that issuers have to pay on asset-backed commercial paper continue to exceed historical norms. Commercial paper is generally being placed by the State Street-administered conduits with higher investor yields than historically experienced, which we believe is consistent with the experience of other market participants. The increase in yields has compressed the spread between the rate earned on the conduits’ assets and the conduits’ funding costs. The weighted-average maturity of the conduits’ commercial paper was approximately 20 days as of June 30, 2008, compared to approximately 16 days as of March 31, 2008, 20 days as of December 31, 2007 and 15 days as of September 30, 2007.

We intend to continue to manage the liquidity of the programs, if and as necessary, through purchases of commercial paper; however, if due to further deterioration in the liquidity of the fixed-income securities markets or otherwise, it would become necessary to purchase additional assets from the conduits pursuant to the contractual terms of the underlying liquidity asset purchase agreement, we anticipate that we could fund those additional purchases.

For the second quarter and first six months of 2008, the fee revenue generated from our involvement with the conduits was approximately $13 million and $24 million, respectively, compared to $17 million and $39 million for the comparable periods in 2007. We earn fees from our role as administrator, liquidity, or credit enhancement provider and as one of the dealers, which fees are priced on a market basis. These fees are recorded in processing fees and other revenue in our consolidated statement of income. Our overall conduit business activities generated a pre-tax loss, which included the fee revenue described above, of approximately $2 million for the second quarter of 2008 and $3 million for the first half of this year, compared to pre-tax income of $14 million for the second quarter of 2007 and $32 million for the first half of 2007. The decrease in profitability resulted primarily from the change in fair value of basis swaps used to mitigate the conduits’ basis risk and the above-described decline in fee revenue.

As described above, we provide the conduits with contractual liquidity, usually in the form of liquidity asset purchase agreements. If a conduit experienced a problem with an asset, subject to certain conditions the liquidity asset purchase agreement could be invoked by the conduit, requiring State Street to purchase the asset from the conduit at prices that may exceed the fair value of the assets. If this purchase were to occur, we would recognize a loss upon purchase of the asset. Any loss from a credit default would first be offset by the level of funding provided by the first-loss note holders. Currently, in light of the continued illiquidity in the markets, we expect

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

that an asset purchase would result in a write-down, which may be recovered in future periods, depending on State Street’s actions after the asset is purchased and on market conditions at that time.

It is also possible, under existing accounting standards, that we would be required to consolidate one or more of the conduits’ assets and liabilities onto our consolidated balance sheet. This consolidation would occur if we were determined to be the primary beneficiary of the conduits as defined in FIN 46(R). For example, if we modified our expected loss model assumptions as a result of changes in market conditions or downgrades in credit ratings of conduit securities, we could be required to increase the amount of first-loss notes in order for the investors in the first-loss notes to continue to be considered the primary beneficiaries of the conduits. If the conduits were not able to issue additional first-loss notes or take other actions, we could be determined to be the primary beneficiary of the conduits, and we would be required to consolidate the conduits’ assets and liabilities onto our consolidated balance sheet.

During the second quarter of 2008, certain of the conduits issued an aggregate of $15 million of incremental subordinated debt, or first-loss notes, to third parties to provide additional first-loss protection in light of the continued disruption and resulting volatility in the markets. This subordinated debt was subject to underlying terms consistent with those of the $20 million of subordinated debt issued during the first quarter of 2008. First-loss notes outstanding at June 30, 2008 for the conduits in the aggregate totaled $67 million, compared to $32 million at December 31, 2007. The additional first-loss notes were issued even though the results of our expected loss analysis supported our conclusion that the then outstanding $52 million of first-loss notes were sufficient with respect to our determination that we were not the primary beneficiary of the conduits, and that consolidation of the conduits was not required. The issuances of subordinated debt by the conduits are deemed to be “reconsideration events” pursuant to FIN 46(R). Accordingly, we re-performed our expected loss analysis as of the dates of issuance of the subordinated debt, and as of June 30, 2008, and determined that our model assumptions continued to be appropriate and were reflective of market participant assumptions. Accordingly, management concluded as of the dates of issuance of the subordinated debt and as of June 30, 2008 that consolidation of the conduits was not required. We review the accounting treatment of each of the conduits at least quarterly, and more frequently if specific events warrant.

There continue to be two significant factors impacting the conduits. First, the conduits’ cost of financing has increased significantly over the past three quarters, reflecting the impact of broad market concern surrounding off-balance sheet arrangements, specifically collateralized debt obligations, asset-backed conduits and special investment vehicles. During this period, these financing costs have continued to be above historical norms. Second, the conduits’ assets have continued to experience price erosion, since the vast majority of assets are asset- and mortgage-backed securities. Our expected loss analysis is sensitive to credit ratings and default probabilities of underlying conduit assets. The aggregate pre-tax unrealized loss on the conduits’ assets has increased from $850 million at December 31, 2007 to $2.49 billion at March 31, 2008, to $2.71 billion at June 30, 2008. As of June 30, 2008, 125 conduit securities had been downgraded and 25 securities had been placed on credit watch, out of a total of over 700 securities held by the conduits. The actions related to downgrades and placement on credit watch have substantially resulted from credit rating downgrades of the monoline insurers that support certain of the conduit securities. Both the increase in the conduits’ cost of financing and the price erosion in the conduits’ assets are factors that have been contemplated in the most recent expected loss analysis. In addition, none of the conduits’ assets defaulted during the first six months of 2008.

If consolidation were to occur because we determined that we were the primary beneficiary of the conduits as defined in FIN 46(R), we would consolidate the conduits’ assets and liabilities onto our consolidated balance

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

sheet at fair value. We expect that we would recognize an extraordinary loss on the date of consolidation if the fair value of the conduits’ liabilities exceeded the fair value of the conduits’ assets, as they do currently. This loss would be recovered back into income over the remaining lives of the assets, assuming that the assets were held to maturity and that we recovered the full principal amount of the securities.

Purchasing or consolidating all or a significant portion of the assets of the conduits would affect the size and composition of our consolidated balance sheet and alter our financial and regulatory capital ratios, and may affect our earnings. Under existing accounting standards, and in light of our continued ability to manage the liquidity of the commercial paper as described above, we do not currently anticipate that this action will become necessary. However, for illustrative purposes only, assuming estimated fair values of the conduits’ assets as of June 30, 2008, if all of the conduits’ assets were purchased pursuant to the liquidity asset purchase agreements, or if the conduits’ assets and liabilities were consolidated onto our consolidated balance sheet, we estimate that we would recognize a pre-tax loss of approximately $2.71 billion (approximately $1.63 billion after-tax) in our consolidated statement of income.

This estimate assumes that all of the conduits, with total assets of approximately $28.36 billion as of June 30, 2008, are consolidated on that date; that the assets of the conduits are recorded at fair value, which is based on State Street’s consistent application of its pricing policies for conduit assets; and that the pre-tax loss is tax-effected at a 40% marginal income tax rate. If this consolidation were to occur in the future, or we were required to purchase assets pursuant to the liquidity asset purchase agreements at prices in excess of the fair value of the assets, the ultimate amount of loss will be based upon market conditions at the date such a determination is made, which could differ from the estimate provided above. As described above, if the assets were consolidated for accounting purposes pursuant to FIN 46(R), we expect that this loss would be recorded as an extraordinary loss, after income from continuing operations. If we were to purchase the assets pursuant to the liquidity asset purchase agreements, to the extent that a loss was incurred, we would recognize the loss in continuing operations.

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

If we were required to consolidate the conduits’ assets and liabilities, our regulatory capital ratios would be negatively impacted for a period of time. With respect to regulatory capital, the consolidation of the conduits’ assets and liabilities would cause a reduction of our tier 1 and total risk-based capital ratios. The impact of consolidation on our tier 1 leverage ratio would be more significant, but the degree of impact would depend on how and when consolidation occurred, since this ratio is a function of our consolidated total average assets over an entire quarter. If consolidation of the conduits was anticipated to occur, management expects that it would take appropriate action to maintain the tier 1 leverage ratio above 5%.

For illustrative purposes, assuming estimated fair values of the conduits’ assets as of June 30, 2008, priced as described above, if all of the conduits’ assets and liabilities were consolidated onto our consolidated balance sheet on June 30, 2008, the following table presents the estimated impact on State Street’s and State Street Bank’s regulatory capital ratios as of that date.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

	State Street		State Street Bank
	Reported as of June 30, 2008	Adjusted for Conduit Consolidation as of June 30, 2008	Reported as of June 30, 2008	Adjusted for Conduit Consolidation as of June 30, 2008
Tier 1 leverage ratio	8.3%	7.1%	6.7%	5.4%
Tier 1 risk-based capital ratio	17.1	14.7	13.4	11.0
Total risk-based capital ratio	18.4	16.0	14.9	12.4

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

CONTROLS AND PROCEDURES

State Street has established and maintains disclosure controls and procedures that are designed to ensure that material information relating to State Street and its subsidiaries on a consolidated basis required to be disclosed in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to State Street management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. For the quarter ended June 30, 2008, State Street’s management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of State Street’s disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that State Street’s disclosure controls and procedures were effective as of June 30, 2008.

State Street has also established and maintains internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. In the ordinary course of business, State Street routinely enhances its internal control over financial reporting by either upgrading its current systems or implementing new systems. Changes have been made and will be made to State Street’s internal control over financial reporting as a result of these efforts. During the quarter ended June 30, 2008, there was no change in State Street’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, State Street’s internal control over financial reporting.

STATE STREET CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
(Dollars in millions, except per share amounts)
Fee revenue:
Servicing fees	$977	$766	$1,937	$1,484
Management fees	280	284	558	545
Trading services	320	260	686	480
Securities finance	352	162	655	260
Processing fees and other	77	65	131	138

Total fee revenue	2,006	1,537	3,967	2,907
Net interest revenue:
Interest revenue	1,137	1,203	2,425	2,375
Interest expense	480	818	1,143	1,665

Net interest revenue	657	385	1,282	710
Provision for loan losses	—	—	—	—

Net interest revenue after provision for loan losses	657	385	1,282	710
Gains (Losses) related to investment securities, net	9	(1)	—	—

Total revenue	2,672	1,921	5,249	3,617
Operating expenses:
Salaries and employee benefits	1,060	808	2,122	1,547
Information systems and communications	164	128	319	253
Transaction processing services	172	141	334	270
Occupancy	115	98	225	192
Merger and integration costs	32	—	58	—
Professional services	106	52	188	87
Amortization of other intangible assets	33	15	66	27
Other	159	116	303	195

Total operating expenses	1,841	1,358	3,615	2,571

Income before income tax expense	831	563	1,634	1,046
Income tax expense	283	197	556	366

Net income	$548	$366	$1,078	$680

Earnings per share:
Basic	$1.36	$1.09	$2.73	$2.03
Diluted	1.35	1.07	2.70	2.00
Average shares outstanding (in thousands):
Basic	402,482	335,769	395,212	334,908
Diluted	406,964	341,101	399,684	339,338
Cash dividends declared per share	$.24	$.22	$.47	$.43

The accompanying condensed notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION

CONSOLIDATED STATEMENT OF CONDITION

	June 30, 2008	December 31, 2007
(Dollars in millions, except per share amounts)	(Unaudited)	(Note 1)
Assets:
Cash and due from banks	$4,587	$4,733
Interest-bearing deposits with banks	20,636	5,579
Securities purchased under resale agreements	10,697	19,133
Federal funds sold	5,024	4,540
Trading account assets	311	589
Investment securities available for sale	67,607	70,326
Investment securities held to maturity (fair value of $4,051 and $4,225)	4,103	4,233
Loans and leases (net of allowance of $18)	14,666	15,784
Premises and equipment	1,992	1,894
Accrued income receivable	2,076	2,096
Goodwill	4,549	4,567
Other intangible assets	1,941	1,990
Other assets	8,032	7,079

Total assets	$146,221	$142,543

Liabilities:
Deposits:
Noninterest-bearing	$14,896	$15,039
Interest-bearing—U.S.	9,670	14,790
Interest-bearing—Non-U.S.	72,681	65,960

Total deposits	97,247	95,789
Securities sold under repurchase agreements	15,266	14,646
Federal funds purchased	1,809	425
Other short-term borrowings	4,306	5,557
Accrued taxes and other expenses	2,877	4,392
Other liabilities	6,550	6,799
Long-term debt	4,127	3,636

Total liabilities	132,182	131,244
Commitments and contingencies (note 6)

Shareholders’ Equity:
Preferred stock, no par: authorized 3,500,000 shares; issued none
Common stock, $1 par: authorized 750,000,000 shares, issued 431,678,000 and 398,366,000 shares	432	398
Surplus	6,712	4,630
Retained earnings	8,629	7,745
Accumulated other comprehensive loss	(1,716)	(575)
Treasury stock, at cost (406,000 and 12,082,000 shares)	(18)	(899)

Total shareholders’ equity	14,039	11,299

Total liabilities and shareholders’ equity	$146,221	$142,543

The accompanying condensed notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Total
(Dollars in millions, except per share amounts, shares in thousands)	Shares	Amount				Shares	Amount
Balance at December 31, 2006	337,126	$337	$399	$7,030	$(224)	4,688	$(290)	$7,252
Adjustment for effect of applying provisions of FASB Staff Position No. FAS 13-2				(226)				(226)

Adjusted balance at January 1, 2007	337,126	337	399	6,804	(224)	4,688	(290)	7,026
Comprehensive income:
Net income				680				680
Change in net unrealized loss on available-for-sale securities, net of related taxes of $(65) and reclassification adjustment					(97)			(97)
Foreign currency translation, net of related taxes of $22					42			42
Change in net unrealized loss on cash flow hedges, net of related taxes of $4					7			7
Change in net unrealized loss on hedges of net investments in non-U.S. subsidiaries, net of related taxes					(2)			(2)
Change in minimum pension liability, net of related taxes					(2)			(2)

Total comprehensive income				680	(52)			628
Cash dividends declared ($.43 per share)				(145)				(145)
Common stock awards and options exercised, including tax benefit of $36			(34)			(4,284)	274	240
Other						4	(1)	(1)

Balance at June 30, 2007	337,126	$337	$365	$7,339	$(276)	408	$(17)	$7,748

Balance at December 31, 2007	398,366	$398	$4,630	$7,745	$(575)	12,082	$(899)	$11,299
Comprehensive income:
Net income				1,078				1,078
Change in net unrealized loss on available-for-sale securities, net of related taxes of $(820) and reclassification adjustment					(1,257)			(1,257)
Change in net unrealized loss on fair value hedges of available-for-sale securities, net of related taxes of $6					10			10
Foreign currency translation, net of related taxes of $15					112			112
Change in net unrealized loss on cash flow hedges, net of related taxes of $1					1			1
Change in net unrealized loss on hedges of net investments in non-U.S. subsidiaries, net of related taxes of $(4)					(7)			(7)

Total comprehensive income				1,078	(1,141)			(63)
Cash dividends declared ($.47 per share)				(194)				(194)
Common stock acquired						552		—
Common stock issued	33,156	34	2,181			(7,391)	538	2,753
Contract payments to State Street Capital Trust III			(37)					(37)
Common stock awards and options exercised, including tax benefit of $50	156		(62)			(4,837)	343	281

Balance at June 30, 2008	431,678	$432	$6,712	$8,629	$(1,716)	406	$(18)	$14,039

The accompanying condensed notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
(In millions)	2008	2007
Operating Activities:
Net income	$1,078	$680
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Non-cash adjustments for depreciation, amortization, and deferred income tax expense	331	204
Change in trading account assets, net	(185)	(64)
Other, net	(1,834)	(723)

Net cash provided by (used in) operating activities	(610)	97
Investing Activities:
Net (increase) decrease in interest-bearing deposits with banks	(15,057)	620
Net decrease in securities purchased under resale agreements and federal funds sold	7,952	3,906
Proceeds from sales of available-for-sale securities	2,175	1,657
Proceeds from maturities of available-for-sale securities	13,065	10,979
Purchases of available-for-sale securities	(14,082)	(15,048)
Proceeds from maturities of held-to-maturity securities	715	463
Purchases of held-to-maturity securities	(580)	(223)
Net (increase) decrease in loans	1,084	(3,099)
Business acquisitions, net of cash acquired	38	(570)
Purchases of equity investments and other long-term assets	(161)	(110)
Purchases of premises and equipment	(284)	(231)
Other, net	215	7

Net cash used in investing activities	(4,920)	(1,649)
Financing Activities:
Net decrease in time deposits	(1,248)	(258)
Net increase in all other deposits	2,702	7,646
Net increase (decrease) in short-term borrowings	753	(4,799)
Proceeds from issuance of long-term debt, net of issuance costs	493	1,488
Payments for long-term debt and obligations under capital leases	(10)	(8)
Proceeds from public offering of common stock, net of issuance costs	2,251	—
Proceeds from issuance of treasury stock	622	106
Payments for cash dividends	(179)	(140)

Net cash provided by financing activities	5,384	4,035

Net increase (decrease)	(146)	2,483
Cash and due from banks at beginning of period	4,733	2,368

Cash and due from banks at end of period	$4,587	$4,851

Non-cash investing and financing activities for the six months ended June 30, 2008 and 2007 were composed of commitments for construction costs of $32 million and $111 million, respectively, recorded in premises and equipment and other liabilities, in connection with a new foreign office lease agreement.

The accompanying condensed notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.    Summary of Significant Accounting Policies

Basis of Presentation

The accounting and financial reporting policies of State Street Corporation conform to accounting principles generally accepted in the United States of America, referred to as GAAP. Unless otherwise indicated or unless the context requires otherwise, all references in these condensed notes to consolidated financial statements to “State Street,” “we,” “us,” “our” or similar references mean State Street Corporation and its subsidiaries on a consolidated basis. The parent company is a financial holding company headquartered in Boston, Massachusetts. We report two lines of business:

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

•

Investment Management offers a broad array of services for managing financial assets, including investment management and investment research services, primarily for institutional investors worldwide. These services include passive and active U.S. and non-U.S. equity and fixed-income strategies and other related services, such as securities finance.

The consolidated financial statements accompanying these condensed notes are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the consolidated results of operations in these financial statements, have been made. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and these condensed notes. Actual results could differ from those estimates. Consolidated results of operations for the three and six months ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. Certain previously reported amounts have been reclassified to conform to current period classifications as presented in this Form 10-Q.

The consolidated statement of condition at December 31, 2007, has been derived from the audited financial statements at that date, but does not include all footnotes required by GAAP for a complete set of financial statements. The accompanying consolidated financial statements and these condensed notes should be read in conjunction with the financial and risk factors information included in our 2007 Form 10-K, and in conjunction with the risk factors discussion included in our Current Report on Form 8-K dated June 2, 2008, both of which we previously filed with the SEC.

Recent Accounting Developments

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. The new standard identifies the sources of accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP, and refers to these sources as the GAAP hierarchy. The new standard is effective 60 days following the SEC’s approval of amendments to existing auditing standards by the Public Company Accounting Oversight Board. We currently prepare our

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 1.    Summary of Significant Accounting Policies (Continued)

consolidated financial statements in conformity with the GAAP hierarchy as presented in the new standard, and do not expect its adoption to have a material impact on our consolidated financial condition or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard requires specific disclosures with respect to the classification and amounts of derivative financial instruments in a company’s financial statements; the accounting treatment for derivative instruments and related hedged items; and the impact of derivative instruments and related hedged items on a company’s financial position, financial performance and cash flows. The provisions of this new standard are effective beginning January 1, 2009, and early application is permitted. Because the new standard impacts our disclosure and not our accounting treatment for derivative instruments and related hedged items, our adoption of the standard will not affect our consolidated financial condition or results of operations.

Note 2.    Investment Securities

Investment securities consisted of the following as of the dates indicated:

	June 30, 2008				December 31, 2007
	Amortized Cost	Unrealized		Fair Value	Amortized Cost	Unrealized		Fair Value
(In millions)		Gains	Losses			Gains	Losses
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$7,026	$25	$8	$7,043	$8,163	$32	$14	$8,181
Mortgage-backed securities	12,780	69	108	12,741	14,631	54	100	14,585

Subtotal	19,806	94	116	19,784	22,794	86	114	22,766
Asset-backed securities	29,525	14	2,340	27,199	26,100	2	1,033	25,069
Collateralized mortgage obligations	10,804	4	756	10,052	12,018	41	167	11,892
State and political subdivisions	6,054	33	184	5,903	5,756	79	22	5,813
Other debt investments	4,159	24	44	4,139	4,041	27	27	4,041
Money-market mutual funds	255	—	—	255	243	—	—	243
Other equity securities	261	16	2	275	479	24	1	502

Total	$70,864	$185	$3,442	$67,607	$71,431	$259	$1,364	$70,326

Held to maturity:
U.S. Treasury and federal agencies:
Direct obligations	$604	$11		$615	$757	$9	$1	$765
Mortgage-backed securities	864	6	$2	868	940	7	6	941

Subtotal	1,468	17	2	1,483	1,697	16	7	1,706
Collateralized mortgage obligations	2,098	3	71	2,030	2,190	5	24	2,171
Other investments	537	1	—	538	346	2	—	348

Total	$4,103	$21	$73	$4,051	$4,233	$23	$31	$4,225

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 2.    Investment Securities (Continued)

Aggregate investment securities carried at $43.32 billion and $39.84 billion at June 30, 2008 and December 31, 2007, respectively, were designated as pledged for public and trust deposits, short-term borrowings and for other purposes as required by law.

Gains and losses related to investment securities were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2008	2007	2008	2007
Gross gains from sales of available-for-sale securities	$29	$3	$38	$5
Gross losses from sales of available-for-sale securities	20	4	23	5
Other-than-temporary impairment write-downs	—	—	15	—

Net gains (losses)	$9	$(1)	$—	$—

Note 3.    Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill were as follows for the six months ended June 30, 2008:

(In millions)	Investment Servicing	Investment Management	Total
Balance at December 31, 2007	$4,559	$8	$4,567
Adjustments of goodwill previously recorded	(39)	—	(39)
Other additions and translation adjustments	21	—	21

Balance at June 30, 2008	$4,541	$8	$4,549

The adjustments of goodwill resulted primarily from changes in purchase accounting associated with the acquisitions of Investors Financial and Currenex.

The gross carrying amount and accumulated amortization of other intangible assets were as follows as of June 30, 2008 and December 31, 2007:

	June 30, 2008			December 31, 2007
(In millions)	Gross Carrying Amount	Net Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$1,644	$(280)	$1,364	$1,615	$(227)	$1,388
Core deposits	500	(23)	477	500	(11)	489
Other	151	(51)	100	155	(42)	113

Total	$2,295	$(354)	$1,941	$2,270	$(280)	$1,990

Expected full-year amortization expense for other intangible assets is $136 million for 2008, $138 million for 2009, $136 million for 2010, $133 million for 2011 and $129 million for 2012.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 4.    Other Assets and Other Liabilities

Other assets included $4.58 billion and $4.51 billion of unrealized gains on derivative financial instruments at June 30, 2008 and December 31, 2007, respectively. Other liabilities included $4.77 billion and $4.57 billion of unrealized losses on derivative financial instruments at June 30, 2008 and December 31, 2007, respectively.

In 2007, in connection with the Investors Financial acquisition, we recorded liabilities for exit and termination costs of approximately $67 million. These costs were composed of liabilities for severance associated with Investors Financial employees, abandonment of Investors Financial operating leases, and termination of service and other contracts executed by Investors Financial with third parties. These costs were recorded as part of the purchase price, and resulted in additional goodwill. Payment of liabilities associated with contract terminations and severance is expected to be substantially completed by the end of 2008. The liability related to lease abandonments will be reduced over the term of the related leases, which is approximately twelve years.

The following table presents activity related to these liabilities for the first six months of 2008.

(In millions)	Contract Terminations	Severance	Lease Abandonments	Total
Balance at December 31, 2007	$10	$20	$31	$61
Payments	(9)	(4)	—	(13)
Other adjustments	—	(6)	4	(2)

Balance at June 30, 2008	$1	$10	$35	$46

Note 5.    Long-Term Debt

In January 2008, State Street Capital Trust III, a Delaware statutory trust wholly owned by the parent company, issued $500 million in aggregate liquidation amount of 8.250% fixed-to-floating rate normal automatic preferred enhanced capital securities, referred to as “normal APEX,” and used the proceeds to purchase a like amount of remarketable 6.001% junior subordinated debentures due 2042 from the parent company. In addition, the trust entered into stock purchase contracts with the parent company under which the trust agrees to purchase, and the parent company agrees to sell, on the stock purchase date, a like amount in aggregate liquidation amount of the parent company’s non-cumulative perpetual preferred stock, series A, $100,000 liquidation preference per share. State Street will make contract payments to the trust at an annual rate of 2.249% of the stated amount of $100,000 per stock purchase contract. The normal APEX are beneficial interests in the trust. The trust will pass through, as distributions on or the redemption price of normal APEX, amounts that it receives on its assets that are the corresponding assets for the normal APEX. The corresponding assets for each normal APEX, $1,000 liquidation amount, initially are $1,000 principal amount of the 6.001% junior subordinated debentures and a 1/100th, or a $1,000, interest in a stock purchase contract for the purchase and sale of one share of the Series A preferred stock for $100,000. The stock purchase date is expected to be March 15, 2011, but it may occur on an earlier date or as late as March 15, 2012. From and after the stock purchase date, the corresponding asset for each normal APEX will be a 1/100th, or a $1,000, interest in one share of the Series A preferred stock. In accordance with existing accounting standards, we did not record the trust in our consolidated financial statements. The junior subordinated debentures qualify for inclusion in tier 1 regulatory capital.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 6.    Commitments and Contingencies

Off-Balance Sheet Commitments and Contingencies

In the normal course of business, we hold assets under custody and management in a custodial or fiduciary capacity. Management conducts regular reviews of its responsibilities in this regard and considers the results in preparing the consolidated financial statements. In the opinion of management, no contingent liabilities existed at June 30, 2008, that would have had a material adverse effect on State Street’s consolidated financial condition or results of operations.

On behalf of our customers, we lend their securities to brokers and other institutions. In most circumstances, we indemnify our customers for the fair market value of those securities against a failure of the borrower to return such securities. Collateral funds received in connection with our securities lending services are held by us as agent and are not recorded in our consolidated statement of condition. We require the borrowers to provide collateral in an amount equal to or in excess of 100% of the fair market value of the securities borrowed. The borrowed securities are revalued daily to determine if additional collateral is necessary. The aggregate amount of indemnified securities loaned totaled $550.02 billion at June 30, 2008, and $558.37 billion at December 31, 2007. We held, as agent, cash and securities totaling $566.33 billion and $572.93 billion as collateral for indemnified securities loaned at June 30, 2008 and December 31, 2007, respectively.

Legal Proceedings

Several customers have filed litigation claims against us, some of which are putative class actions purportedly on behalf of customers invested in certain of State Street Global Advisors’, or SSgA’s, active fixed-income strategies. These claims relate to investment losses in one or more of SSgA’s strategies that included sub-prime mortgage-backed investments. In December 2007, we established a reserve of approximately $625 million to address legal exposure associated with the under-performance of certain active fixed-income strategies managed by SSgA and customer concerns as to whether the execution of these strategies was consistent with the customers’ investment intent. These strategies were adversely impacted by exposure to, and the lack of liquidity in, sub-prime mortgage markets that resulted from the disruption in the global securities markets during the second half of 2007. After aggregate settlement and related payments of $329 million through June 30, 2008, the reserve totaled approximately $296 million at June 30, 2008.

We are involved in various industry-related and other regulatory, governmental and law enforcement inquiries and subpoenas, as well as legal proceedings including the proceedings related to SSgA’s active fixed-income strategies referenced above, that arise in the normal course of business. In the opinion of management, after discussion with counsel, these regulatory, governmental and law enforcement inquiries and subpoenas and legal proceedings can be defended or resolved without a material adverse effect on our consolidated financial condition or results of operations in future periods.

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

While it is unclear whether we will be able to reach an acceptable resolution with the IRS, management believes we are sufficiently reserved as of June 30, 2008 for tax exposures, including exposures related to SILO transactions, and related interest expense. In future periods, if management revises its evaluation of this tax position, the effect of the revision will be recorded in income tax expense in that period.

Note 7.    Securitizations and Variable Interest Entities

Tax-Exempt Investment Programs

In the normal course of business, we structure and sell certificated interests in pools of tax-exempt investment-grade assets, principally to mutual fund customers. We structure these pools as partnership trusts, and the trusts are recorded in our consolidated statement of condition as investment securities available for sale (state and political subdivisions) and other short-term borrowings. We may also provide liquidity and re-marketing services to the trusts.

We transfer assets to the trusts from our investment securities portfolio at adjusted book value, and the trusts finance the acquisition of these assets by selling certificated interests issued by the trusts to third-party investors and to State Street as residual holder. These transfers do not meet the derecognition criteria of SFAS No. 140, Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and therefore are recorded in our consolidated financial statements. On a cumulative basis, the trusts had a weighted-average life of approximately 8.5 years at June 30, 2008, compared to approximately 8.6 years at December 31, 2007.

Under separate agreements, we provide standby bond purchase agreements to the trusts, which obligate State Street to acquire the certificated interests at par value in the event that the re-marketing agent is unable to place the certificated interests with investors. Our obligations as standby bond purchase agreement provider terminate in the event of the following credit events: payment default, bankruptcy of issuer or credit enhancement provider, imposition of taxability, or downgrade of an asset held by the trust below investment grade. Our commitments to the trusts under these standby bond purchase agreements totaled $3.24 billion at June 30, 2008, none of which had been utilized through period-end. In the event that our obligations under these agreements are triggered, no material impact to our consolidated financial condition or results of operations is expected to occur, because the bonds are carried at fair value in our consolidated statement of condition.

Asset-Backed Commercial Paper Programs

We established our first asset-backed commercial paper program in 1992, primarily to satisfy the investment demand of our institutional customers, particularly mutual fund customers, for commercial paper. Currently, we administer four third-party owned, multi-seller asset-backed commercial paper programs, or “conduits,” that purchase financial instruments, predominantly securities from the capital markets. These conduits, which are structured as special purpose, bankruptcy-remote entities, provide our customers with short-term investment products for cash management and other investment purposes. Our relationship with the conduits is contractual. We hold no direct or indirect equity ownership in these entities.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 7.    Securitizations and Variable Interest Entities (Continued)

Under FASB Interpretation No. 46(R), or FIN 46(R), issued in December 2003, each of the conduits meets the definition of a variable interest entity. In applying the provisions of FIN 46(R), we apply a financial model to the activities of each of the conduits to determine the primary beneficiaries of the conduits. As a result of an expected loss analysis using this model, we have concluded that we are not the primary beneficiary of any of the conduits, as defined by FIN 46(R), and as a result, we do not record these conduits in our consolidated financial statements. The conduits have third-party investors who hold subordinated debt issued by the conduits. These investors are in a first-loss position and bear the majority of the expected losses, as defined by FIN 46(R), of the conduits. We re-perform our expected loss analysis at least quarterly, and more frequently if specific events occur. At June 30, 2008 and December 31, 2007, total assets in these unconsolidated conduits were $28.36 billion and $28.76 billion, respectively.

In the normal course of business, asset purchases are funded by the conduits’ issuance of commercial paper. We support the conduits’ liquidity through contractual liquidity asset purchase agreements and back-up liquidity lines of credit. The majority of these liquidity support arrangements is provided by us. Other institutions can and do provide liquidity to the conduits. In addition, we provide direct credit support to the conduits in the form of standby letters of credit. Our commitments under these liquidity asset purchase agreements and back-up lines of credit totaled $28.05 billion, and our commitments under the standby letters of credit totaled $1.06 billion, at June 30, 2008.

During the second quarter and first six months of 2008, certain of the conduits issued an aggregate of $15 million and $35 million, respectively, of incremental subordinated debt to third parties, providing additional first-loss protection in light of the continued disruption and resulting volatility in the markets. The subordinated debt issued during the first six months of 2008 was subject to consistent underlying terms. Aggregate conduit first-loss notes outstanding at June 30, 2008 totaled $67 million. In addition, during the first quarter of 2008, we were required to purchase $850 million of conduit assets pursuant to the contractual terms of the liquidity asset purchase agreement between State Street and the conduits. The purchase was the result of various factors, including the continued illiquidity in the commercial paper markets. The securities were purchased at prices determined in accordance with existing contractual terms in the liquidity asset purchase agreement, which prices exceeded their fair value. Accordingly, during the first quarter of 2008, the securities were written down to fair value through a $12 million reduction of processing fees and other revenue in our consolidated statement of income, and are carried at fair value in securities available for sale in our consolidated statement of condition. We were not required to purchase any additional conduit assets during the second quarter of 2008.

Both the subordinated debt issuances and the asset purchase are deemed to be “reconsideration events” pursuant to FIN 46(R). Accordingly, the expected loss analysis was re-performed to consider the occurrence of each of these events and as of June 30, 2008, and it was determined that our model assumptions continued to be appropriate and were reflective of market participant assumptions. Accordingly, management concluded as of each of these dates that consolidation of each of the conduits was not required.

We earn fees from our role as administrator, liquidity or credit enhancement provider, derivative counterparty, and as one of the dealers, which fees are priced on a market basis. These fees are recorded in processing fees and other revenue in our consolidated statement of income.

The conduits are not designed to distribute interest-rate and/or foreign currency risk to commercial paper investors or the subordinated note holders. Accordingly, the conduits take measures to mitigate these risks

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 7.    Securitizations and Variable Interest Entities (Continued)

through the use of derivative financial instruments. These derivatives are generally executed with State Street Bank as a counterparty, and are based upon market observable rates and indices. Among the most significant derivatives are basis swaps, whereby the conduit receives its cost of funds and pays LIBOR plus a spread to State Street Bank. This structure mitigates a portion of the risk of erosion in the expected spread between the conduits’ cost of funds and the respective currency LIBOR rate.

Deterioration in asset performance or certain other factors, including the ability of the conduits to continue to access the commercial paper market, may shift the asset risk from the commercial paper investors to State Street Bank as the liquidity or credit enhancement provider. In addition, the conduits may need to draw upon the back-up facilities to repay maturing commercial paper. In these instances, we would either acquire assets from the conduits or make loans to the conduits secured by the conduit’s assets.

Collateralized Debt Obligations

SSgA acts as collateral manager for a small number of collateralized debt obligations, or CDOs. A CDO is a managed investment vehicle which purchases a portfolio of diversified highly-rated assets. The CDO funds these purchases through the issuance of several tranches of debt and equity, the repayment and return of which are linked to the performance of the assets in the CDO. These entities typically meet the definition of a variable interest entity as defined by FIN 46(R). We are not the primary beneficiary of these CDOs, and as a result do not record these CDOs in our consolidated financial statements. At June 30, 2008 and December 31, 2007, total assets in these CDOs were $2.35 billion and $6.73 billion, respectively.

Note 8.    Shareholders’ Equity

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of taxes, were as follows as of the dates indicated:

(In millions)	June 30, 2008	December 31, 2007
Foreign currency translation	$443	$331
Unrealized loss on hedges of net investments in non-U.S. subsidiaries	(22)	(15)
Unrealized loss on available-for-sale securities	(1,935)	(678)
Unrealized loss on fair value hedges of available-for-sale securities	(45)	(55)
Minimum pension liability	(146)	(146)
Unrealized loss on cash flow hedges	(11)	(12)

Total	$(1,716)	$(575)

Total comprehensive income for the six months ended June 30, 2008 was a loss of $63 million, composed of $1,078 million of net income less $1,141 million of other comprehensive loss, which represents the overall change in accumulated other comprehensive loss presented in the above table. Total comprehensive income was $628 million for the six months ended June 30, 2007, composed of net income of $680 million less $52 million of other comprehensive loss.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 8.    Shareholders’ Equity (Continued)

Total comprehensive income for the three months ended June 30, 2008 and 2007 was $490 million and $237 million, respectively.

Common Stock

On June 3, 2008, we completed a public offering of approximately 40.5 million shares of our common stock. The public offering price was $70 per share, and aggregate proceeds from the offering, net of underwriting commissions and related offering costs, totaled approximately $2.75 billion. Underwriting commissions totaled approximately $85 million. Of the total shares issued, approximately 7.4 million shares were issued out of treasury stock, and the remaining 33.1 million shares were newly issued. We executed the offering pursuant to our current universal shelf registration statement filed with the SEC. We intend to use the net proceeds for general corporate purposes, which include working capital, capital expenditures, investments in or loans to our subsidiaries, refinancing of debt, including outstanding commercial paper and other short-term indebtedness, if any, and satisfaction of other obligations.

In March 2007, our Board of Directors authorized the purchase of up to 15 million shares of common stock for general corporate purposes, including mitigating the dilutive impact of shares issued under employee benefit plans. Under this authorization, in January 2008, we repurchased 552,000 shares of our common stock in connection with the settlement of a $1 billion accelerated share repurchase program that concluded on January 18, 2008. No additional shares were purchased during the first six months of 2008 under this authorization, and as of June 30, 2008, approximately 13.2 million shares remained available for future purchase under the Board’s authorization. We generally employ third-party broker-dealers to acquire shares on the open market in connection with Board-authorized purchases of our common stock.

Treasury stock remaining at June 30, 2008 was composed of 406,000 shares of our common stock acquired for deferred compensation plans, which shares are held by an external trustee and are not related to our Board-authorized common stock purchase program.

Note 9.    Fair Value Measurements

Effective January 1, 2008, we adopted the provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. We have not elected the fair value option for any of our financial assets or financial liabilities since adoption of the new standard, although we may do so in the future.

Effective January 1, 2008, we adopted the provisions of SFAS No. 157, Fair Value Measurements. This new standard does not require the measurement of our financial assets and liabilities at fair value, but provides a consistent definition of fair value, establishes a framework for measuring fair value in accordance with GAAP and requires expanded disclosures about fair value measurements. Prior to the standard, definitions of fair value varied and guidance for applying those definitions under GAAP was limited. In addition, the guidance was dispersed among the many accounting pronouncements that require fair value measurements. The new standard is intended to increase consistency and comparability in, and disclosures about, fair value measurements, by providing users with better information about the extent to which fair value is used to measure financial assets and liabilities, the inputs used to develop those measurements and the effect of the measurements, if any, on financial condition and results of operations.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 9.    Fair Value Measurements (Continued)

We did not apply the provisions of the new standard to our non-financial assets and liabilities, pursuant to FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157. This Staff Position, issued in February 2008, deferred the effective date of the new standard to January 1, 2009 for non-financial assets and liabilities, except for those recognized or disclosed at fair value on a recurring basis. This deferral affects non-financial assets, such as goodwill, that require impairment analysis using fair value measurements. We do not expect the application of this Staff Position to have a material impact on our consolidated financial condition or results of operations.

The new standard defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an “exit price”) in the principal or most advantageous market for an asset or liability in an orderly transaction between market participants on the measurement date. In addition, the standard establishes a hierarchy for measuring fair value. The fair value hierarchy is based on the observability of inputs to the valuation of a financial asset or liability as of the measurement date. In addition, the standard requires the recognition of trading gains or losses related to certain derivative transactions whose fair value has been determined using unobservable market inputs, which nullifies the guidance in Emerging Issues Task Force Issue, or “EITF,” No. 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities, which prohibited the recognition of trading gains or losses for such derivative transactions when determining the fair value of instruments not traded in an active market.

Management believes that its valuation techniques and underlying assumptions used to measure fair value conform to the provisions of the new standard. We have categorized the financial assets and liabilities that we carry at fair value in our consolidated statement of condition based upon the standard’s three-level valuation hierarchy. The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (level 1) and the lowest priority to unobservable valuation inputs (level 3). If the inputs used to measure a financial asset or liability cross different levels of the hierarchy, categorization is based on the lowest level input that is significant to the fair value measurement. Management’s assessment of the significance of a particular input to the overall fair value measurement of a financial asset or liability requires judgment, and considers factors specific to that asset or liability. The three levels are described below:

Level 1. Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market. Examples of level 1 financial instruments include active exchange-traded equity securities and certain U.S. government securities. We did not categorize any of our financial assets or liabilities in level 1 at January 1, 2008 or June 30, 2008.

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

Level 3. Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable in the market and significant to the overall fair value measurement. These inputs reflect management’s judgment about the assumptions that a market participant would use in pricing the asset or liability, and are based on the best available information, some of which is internally developed. The following provides a more detailed discussion of our financial assets and liabilities that we may categorize in level 3 and the related valuation methodology.

•

Asset-backed commercial paper carried in trading account assets is composed of certain foreign currency denominated paper for which fair value is measured using a matrix pricing methodology. Matrix pricing is a mathematical valuation technique that does not rely on quoted prices, but on the relationship of the securities being valued to other benchmark quoted securities, and thus inputs into the matrix are observable in the market. Matrix pricing is commonly used in the industry to measure fair value. Model inputs are based on market information from published indices, but may be adjusted by management as deemed appropriate to account for market or liquidity conditions, in which case the assets are categorized in level 3.

•

For certain securities available for sale, fair value is measured using information obtained from third parties or through the use of pricing models. Management has evaluated its methodologies used to determine fair value, but considers the level of market-observable information to be insufficient to categorize the securities in level 2.

•

Foreign exchange contracts carried in other assets and other liabilities are primarily composed of forward contracts and options. The fair value of foreign exchange forward contracts is measured using discounted cash flow techniques. However, in certain circumstances, extrapolation is required to develop certain forward points, which are not observable. The fair value of foreign exchange options is measured using an option pricing model. Because of a limited number of observable transactions, certain model inputs are unobservable, such as volatilities which are based on historical experience.

•

The fair value of certain interest-rate caps with long-dated maturities, also carried in other assets and other liabilities, is measured using a matrix pricing approach. Observable market prices are not available for these derivatives, so extrapolation is necessary to value these instruments, since they have a strike and/or maturity outside of the matrix.

Excluding the effect of master netting agreements, the fair value of our level 3 financial assets at June 30, 2008 was $7.59 billion, or 10% of our total financial assets carried at fair value, and the fair value of our level 3 financial liabilities was $477 million, or 7% of our total financial liabilities carried at fair value.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 9.    Fair Value Measurements (Continued)

The following table presents information about our financial assets and liabilities carried at fair value in our consolidated statement of condition as of June 30, 2008.

	Fair Value Measurements on a Recurring Basis as of June 30, 2008
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets		$311			$311
Investment securities available for sale:
U.S. Treasury and federal agencies:
Direct obligations		7,043			7,043
Mortgage-backed securities		12,738	$3		12,741
Asset-backed securities		20,117	7,082		27,199
Collateralized mortgage obligations		10,039	13		10,052
State and political subdivisions		5,885	18		5,903
Other investments		4,624	45		4,669

Total investment securities available for sale		60,446	7,161		67,607
Other assets		6,414	430	$(2,267)	4,577

Total assets carried at fair value	$—	$67,171	$7,591	$(2,267)	$72,495

Liabilities:
Other liabilities		$6,559	$477	$(2,267)	$4,769

Total liabilities carried at fair value	$—	$6,559	$477	$(2,267)	$4,769

(1)

Represents counterparty and cash collateral netting. FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts—an interpretation of APB Opinion No. 10 and FASB Statement No. 105, permits netting of receivables and payables when a legally enforceable master netting agreement exists between State Street and the counterparty.

Trading account assets are primarily composed of asset-backed commercial paper issued by certain of the State Street-administered commercial paper conduits.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 9.    Fair Value Measurements (Continued)

The following tables present activity related to our financial assets and liabilities categorized in level 3 of the valuation hierarchy for the three and six months ended June 30, 2008.

	Fair Value Measurements Using Significant Unobservable Inputs Three Months Ended June 30, 2008
(In millions)	Fair Value at March 31, 2008	Total Realized and Unrealized Gains (Losses)		Purchases, Issuances and Settlements, Net	Transfers Into and/or Out of Level 3	Fair Value at June 30, 2008	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at June 30, 2008
		Recorded in Revenue	Recorded in Other Comprehensive Income
Assets:
Trading account assets	$100			$(100)		$—
Investment securities available for sale:
U.S. Treasury and federal agencies:
Mortgage-backed securities	33				$(30)	3
Asset-backed securities	6,067		$(68)	677	406	7,082
Collateralized mortgage obligations	62		(1)	—	(48)	13
State and political subdivisions	7		—	5	6	18
Other investments	46		—	(1)	—	45

Total investment securities available for sale:	6,215		(69)	681	334	7,161
Other assets	658	$(216)	—	(12)	—	430	$(122)

Total assets	$6,973	$(216)	$(69)	$569	$334	$7,591	$(122)

	Fair Value Measurements Using Significant Unobservable Inputs Three Months Ended June 30, 2008
(In millions)	Fair Value at March 31, 2008	Total Realized and Unrealized (Gains) Losses		Purchases, Issuances and Settlements, Net	Transfers Into and/or Out of Level 3	Fair Value at June 30, 2008	Change in Unrealized (Gains) Losses Related to Financial Instruments Held at June 30, 2008
		Recorded in Revenue	Recorded in Other Comprehensive Income
Liabilities:
Other liabilities	$656	$(188)	$—	$9	$—	$477	$(110)

Total liabilities	$656	$(188)	$—	$9	$—	$477	$(110)

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 9.    Fair Value Measurements (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs Six Months Ended June 30, 2008
(In millions)	Fair Value at January 1, 2008	Total Realized and Unrealized Gains (Losses)		Purchases, Issuances and Settlements, Net	Transfers Into and/or Out of Level 3	Fair Value at June 30, 2008	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at June 30, 2008
		Recorded in Revenue	Recorded in Other Comprehensive Income
Assets:
Trading account assets
Investment securities available for sale:
U.S. Treasury and federal agencies:
Mortgage-backed securities	$327				$(324)	$3
Asset-backed securities	5,721	$(2)	$(321)	$939	745	7,082	$(2)
Collateralized mortgage obligations	459	—	(1)	(1)	(444)	13	—
State and political subdivisions	—	1	—	7	10	18	—
Other investments	53	1	—	(9)	—	45	—

Total investment securities available for sale:	6,560	—	(322)	936	(13)	7,161	(2)
Other assets	374	35	—	21	—	430	—

Total assets	$6,934	$35	$(322)	$957	$(13)	$7,591	$(2)

	Fair Value Measurements Using Significant Unobservable Inputs Six Months Ended June 30, 2008
(In millions)	Fair Value at January 1, 2008	Total Realized and Unrealized (Gains) Losses		Purchases, Issuances and Settlements, Net	Transfers Into and/or Out of Level 3	Fair Value at June 30, 2008	Change in Unrealized (Gains) Losses Related to Financial Instruments Held at June 30, 2008
		Recorded in Revenue	Recorded in Other Comprehensive Income
Liabilities:
Other liabilities	$399	$49	$—	$29	$—	$477	$19

Total liabilities	$399	$49	$—	$29	$—	$477	$19

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 9.    Fair Value Measurements (Continued)

For our financial assets and liabilities categorized in level 3, total realized and unrealized gains and losses for the three and six months ended June 30, 2008 were recorded in revenue as follows:

	Three Months Ended June 30, 2008		Six Months Ended June 30, 2008
(In millions)	Total Realized and Unrealized Gains (Losses) Recorded in Revenue	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at June 30, 2008	Total Realized and Unrealized Gains (Losses) Recorded in Revenue	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at June 30, 2008
Fee revenue:
Trading services	$(17)	$(2)	$5	$1
Processing fees and other	(11)	(10)	(19)	(20)

Total fee revenue	(28)	(12)	(14)	(19)
Net interest revenue	—	—	2	—
Gains (Losses) related to investment securities, net	—	—	(2)	(2)

Total revenue	$(28)	$(12)	$(14)	$(21)

Transfers out of level 3 during the six months ended June 30, 2008 related to mortgage-backed securities and collateralized mortgage obligations, for which fair value was measured using prices for which market-observable information became available. Transfers into level 3 during the six months ended June 30, 2008 substantially related to asset-backed securities, for which management believed that there was not sufficient market-observable information, generally as a result of market illiquidity.

Note 10.    Derivative Financial Instruments

We use derivative financial instruments to support customers’ needs, conduct trading activities and manage our interest-rate and currency risk.

As part of our trading activities, we may assume positions in both the foreign exchange and interest-rate markets by buying and selling cash instruments and using derivative financial instruments, including foreign exchange forward contracts, foreign exchange and interest-rate options, and interest-rate swaps. In the aggregate, long and short foreign exchange forward positions are matched closely to minimize currency and interest-rate risk. All foreign exchange contracts are valued daily at current market rates.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 10.    Derivative Financial Instruments (Continued)

The following table summarizes the contractual or notional amounts of derivative financial instruments held or issued in connection with trading and asset and liability management activities as of the dates indicated:

(In millions)	June 30, 2008	December 31, 2007
Trading:
Interest-rate contracts:
Swap agreements	$15,797	$11,637
Options and caps purchased	1,271	1,241
Options and caps written	5,322	5,519
Futures	1,215	957
Options on futures purchased	498	2,245
Foreign exchange contracts:
Forward, swap and spot	802,701	732,013
Options purchased	25,045	21,538
Options written	24,830	20,967
Credit derivative contracts:
Credit default swap agreements	238	238
Equity derivative contracts:
Swap agreements	—	72
Asset and liability management:
Interest rate contracts:
Swap agreements	$3,468	$3,494
Foreign exchange contracts:
Swap agreements	158	146

In connection with our asset and liability management activities, we have executed interest-rate swap agreements designated as fair value and cash flow hedges to manage interest-rate risk. The notional values of these interest-rate contracts and the related assets or liabilities being hedged were as follows as of the dates indicated:

	June 30, 2008			December 31, 2007
(In millions)	Fair Value Hedges	Cash Flow Hedges	Total	Fair Value Hedges	Cash Flow Hedges	Total
Available-for-sale investment securities	$2,200		$2,200	$2,226		$2,226
Interest-bearing time deposits	118		118	118		118
Long-term debt(1)	700	$450	1,150	700	$450	1,150

Total	$3,018	$450	$3,468	$3,044	$450	$3,494

(1)

As of June 30, 2008 and December 31, 2007, the fair value hedges of long-term debt increased the carrying value of long-term debt presented in the accompanying consolidated statement of condition by $19 million.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 10.    Derivative Financial Instruments (Continued)

The contractual rates and weighted-average rates, which include the effects of hedges related to these financial instruments, were as follows for the periods indicated:

	Three Months Ended June 30,
	2008		2007
	Contractual Rates	Rate Including Impact of Hedges	Contractual Rates	Rate Including Impact of Hedges
Interest-bearing time deposits	2.85%	2.81%	4.29%	5.35%
Long-term debt	4.85	5.55	6.60	6.71

	Six Months Ended June 30,
	2008		2007
	Contractual Rates	Rate Including Impact of Hedges	Contractual Rates	Rate Including Impact of Hedges
Interest-bearing time deposits	3.60%	3.59%	4.45%	5.04%
Long-term debt	4.80	5.73	6.68	6.81

We have entered into foreign exchange forward contracts with an aggregate notional amount of €100 million, or approximately $158 million as of June 30, 2008, in order to hedge a portion of our net investments in our non-U.S. subsidiaries. In connection with this hedge, we recorded a net after-tax unrealized loss of $7 million in other comprehensive income for the six months ended June 30, 2008.

Note 11.    Net Interest Revenue

Net interest revenue consisted of the following for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2008	2007	2008	2007
Interest revenue:
Deposits with banks	$212	$64	$391	$137
Investment securities:
U.S. Treasury and federal agencies	242	239	518	496
State and political subdivisions	62	48	120	88
Other investments	426	568	928	1,088
Securities purchased under resale agreements and federal funds sold	99	183	242	379
Loans and leases	80	89	197	164
Trading account assets	16	12	29	23

Total interest revenue	1,137	1,203	2,425	2,375
Interest expense:
Deposits	328	505	792	1,016
Other borrowings	95	252	234	543
Long-term debt	57	61	117	106

Total interest expense	480	818	1,143	1,665

Net interest revenue	$657	$385	$1,282	$710

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 12.    Employee Benefit Plans

The components of net periodic benefit cost were as follows for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
(In millions)	2008	2007	2008	2007	2008	2007	2008	2007
Service cost	$6	$18	$1	$1	$11	$35	$2	$2
Interest cost	14	13	1	1	29	26	2	2
Expected return on plan assets	(15)	(13)	—	—	(30)	(26)	—	—
Amortization of net loss	3	4	—	—	6	9	—	—

Net periodic benefit cost	$8	$22	$2	$2	$16	$44	$4	$4

Expected employer contributions to the tax-qualified U.S. and non-U.S. defined benefit pension plan, non-qualified unfunded supplemental employee retirement plans and post-retirement plan for 2008, which are unchanged from that disclosed in note 17 to the consolidated financial statements included in our 2007 Form 10-K, are $12 million, $6 million and $7 million, respectively. We made aggregate contributions of approximately $12 million to these plans during the first six months of 2008.

Note 13.    Other Operating Expenses

Other operating expenses consisted of the following for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2008	2007	2008	2007
Securities processing	$36	$15	$71	$15
Other	123	101	232	180

Total other operating expenses	$159	$116	$303	$195

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 14.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2008	2007	2008	2007
Net income	$548	$366	$1,078	$680

Average shares outstanding (in thousands):
Basic average shares	402,482	335,769	395,212	334,908
Effect of dilutive securities:
Stock options and stock awards	4,475	5,309	4,457	4,403
Equity-related financial instruments	7	23	15	27

Diluted average shares	406,964	341,101	399,684	339,338

Anti-dilutive securities(1)	921	1,091	921	1,091
Earnings per Share:
Basic	$1.36	$1.09	$2.73	$2.03
Diluted	1.35	1.07	2.70	2.00

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

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 15.    Line of Business Information (Continued)

The following is a summary of line of business results. The amount presented in the “Other/One-Time” column represents the merger and acquisition costs recorded in connection with the acquisition of Investors Financial. These costs were not allocated to State Street’s business lines.

	For the Three Months Ended June 30,
	Investment Servicing		Investment Management		Other/ One-Time		Total
(Dollars in millions, except where otherwise noted)	2008	2007	2008	2007	2008	2007	2008	2007
Fee revenue:
Servicing fees	$977	$766					$977	$766
Management fees	—	—	$280	$284			280	284
Trading services	320	260	—	—			320	260
Securities finance	259	121	93	41			352	162
Processing fees and other	55	50	22	15			77	65

Total fee revenue	1,611	1,197	395	340			2,006	1,537
Net interest revenue after provision for loan losses	624	341	33	44			657	385
Gains (Losses) related to investment securities, net	9	(1)	—	—			9	(1)

Total revenue	2,244	1,537	428	384			2,672	1,921
Operating expenses	1,493	1,118	316	240	$32		1,841	1,358

Income before income tax expense	$751	$419	$112	$144	$(32)		$831	$563

Pre-tax margin	33%	27%	26%	38%			31%	29%
Average assets (in billions)	$140.1	$109.4	$3.8	$3.7			$143.9	$113.1

	For the Six Months Ended June 30,
	Investment Servicing		Investment Management		Other/ One-Time		Total
(Dollars in millions, except where otherwise noted)	2008	2007	2008	2007	2008	2007	2008	2007
Fee revenue:
Servicing fees	$1,937	$1,484					$1,937	$1,484
Management fees	—	—	$558	$545			558	545
Trading services	686	480	—	—			686	480
Securities finance	487	195	168	65			655	260
Processing fees and other	87	108	44	30			131	138

Total fee revenue	3,197	2,267	770	640			3,967	2,907
Net interest revenue after provision for loan losses	1,214	629	68	81			1,282	710
Gains (Losses) related to investment securities, net	—	—	—	—			—	—

Total revenue	4,411	2,896	838	721			5,249	3,617
Operating expenses	2,930	2,113	627	458	$58		3,615	2,571

Income before income tax expense	$1,481	$783	$211	$263	$(58)		$1,634	$1,046

Pre-tax margin	34%	27%	25%	36%			31%	29%
Average assets (in billions)	$139.3	$106.9	$3.8	$3.5			$143.1	$110.4

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors

State Street Corporation

We have reviewed the condensed consolidated statement of condition of State Street Corporation as of June 30, 2008, and the related condensed consolidated statements of income for the three- and six-month periods ended June 30, 2008 and 2007, and the consolidated statements of changes in shareholders’ equity and cash flows for the six-month periods ended June 30, 2008 and 2007. These financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of condition of State Street Corporation as of December 31, 2007, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the year then ended, not presented herein, and in our report dated February 14, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of condition as of December 31, 2007, is fairly stated, in all material respects, in relation to the consolidated statement of condition from which it has been derived.

Boston, Massachusetts

July 31, 2008

FORM 10-Q PART I CROSS-REFERENCE INDEX

The information required by the items presented below is incorporated herein by reference from the “Financial Information” section of this Form 10-Q.

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statement of Income (Unaudited) for the three and six months ended June 30, 2008 and 2007	40

	Consolidated Statement of Condition as of June 30, 2008 (Unaudited) and December 31, 2007	41

	Consolidated Statement of Changes in Shareholders’ Equity (Unaudited) for the six months ended June 30, 2008 and 2007	42

	Consolidated Statement of Cash Flows (Unaudited) for the six months ended June 30, 2008 and 2007	43

	Condensed Notes to Consolidated Financial Statements (Unaudited)	44

	Report of Independent Registered Public Accounting Firm	64

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	2

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39

Item 4.	Controls and Procedures	39

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

A discussion of risk factors applicable to State Street is provided in our Current Report on Form 8-K dated June 2, 2008, which we previously filed with the SEC.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our annual meeting of shareholders held on April 30, 2008, the following nominees for Director were elected:

	Number of Shares
	For	Withheld
Kennett F. Burnes.	317,499,917	3,334,867
Peter Coym	317,379,319	3,455,465
Nader F. Darehshori	313,566,807	7,267,977
Amelia C. Fawcett	317,430,746	3,404,038
David P. Gruber	314,432,551	6,402,233
Linda A. Hill	316,118,164	4,716,620
Charles R. LaMantia	314,221,319	6,613,465
Ronald E. Logue	312,408,353	8,426,431
Richard P. Sergel	302,756,005	18,078,779
Ronald L. Skates	316,969,907	3,864,877
Gregory L. Summe	317,225,295	3,609,489
Robert E. Weissman	313,570,644	7,264,140

In addition, the following actions were voted upon at the meeting:

	Number of Shares
	For	Against	Abstain	Broker Non- Votes
Ratification of the selection of Ernst & Young LLP as State Street’s independent registered public accounting firm for the year ended December 31, 2008	314,208,623	6,165,893	460,268	—
Shareholder proposal relating to restrictions in services performed by State Street’s independent registered public accounting firm	11,486,336	274,745,000	2,410,678	32,192,770
Shareholder proposal to amend State Street’s by-laws to require annual submission for approval by shareholders of the compensation packages for specified officers	—	288,612,967	—	—

ITEM 6.	EXHIBITS

Exhibit Number
10.1	Form of Performance Award Agreements under the 2006 Equity Incentive Plan

12	Ratios of earnings to fixed charges

15	Letter regarding unaudited interim financial information

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STATE STREET CORPORATION (Registrant)

Date: August 1, 2008	By:	/s/ EDWARD J. RESCH Edward J. Resch Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 1, 2008	By:	/s/ JAMES J. MALERBA James J. Malerba Executive Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

10.1	Form of Performance Award Agreements under the 2006 Equity Incentive Plan

12	Ratios of earnings to fixed charges

15	Letter regarding unaudited interim financial information

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications