Form 10-Q
period 2008-09-30
STATE STREET CORP
filed 2008-11-05
CIK 93751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

The number of shares of State Street’s common stock outstanding on October 27, 2008 was 431,953,026.

STATE STREET CORPORATION

Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2008

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

GENERAL

State Street Corporation is a financial holding company headquartered in Boston, Massachusetts. Through its subsidiaries, including its principal bank subsidiary, State Street Bank and Trust Company, which we refer to as State Street Bank, State Street Corporation provides a full range of products and services to meet the needs of institutional investors worldwide. Unless otherwise indicated or unless the context requires otherwise, all references in this Management’s Discussion and Analysis to “State Street,” “we,” “us,” “our” or similar terms mean State Street Corporation and its subsidiaries on a consolidated basis. All references in this Form 10-Q to the parent company are to State Street Corporation. At September 30, 2008, we had consolidated total assets of $285.56 billion, consolidated total deposits of $150.87 billion, consolidated total shareholders’ equity of $13.06 billion and employed 28,950.

Our customers include mutual funds and other collective investment funds, corporate and public retirement plans, insurance companies, foundations, endowments and other investment pools, and investment managers. Our two lines of business, Investment Servicing and Investment Management, provide products and services including custody, recordkeeping, daily pricing and administration, shareholder services, foreign exchange, brokerage and other trading services, securities finance, deposit and short-term investment facilities, loan and lease financing, investment manager and hedge fund manager operations outsourcing, performance, risk and compliance analytics, investment research and investment management, including passive and active U.S. and non-U.S. equity and fixed-income strategies. We had $14.05 trillion of assets under custody and $1.69 trillion of assets under management at September 30, 2008. Financial information about our business lines is provided later in the “Line of Business Information” section of this Management’s Discussion and Analysis.

This Management’s Discussion and Analysis is part of our Quarterly Report on Form 10-Q filed with the SEC, and updates the Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2007, which we refer to as the 2007 Form 10-K, and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008. We previously filed these reports with the SEC. You should read the financial information in this Management’s Discussion and Analysis and elsewhere in this Form 10-Q in conjunction with the financial information contained in those reports, and in conjunction with the risk factors discussion provided in our Current Report on Form 8-K dated October 15, 2008. Certain previously reported amounts have been reclassified to conform to current period classifications as presented in this Form 10-Q.

We prepare our consolidated financial statements in accordance with United States generally accepted accounting principles, which we refer to as GAAP, and which require management to make judgments in the application of its accounting policies that involve significant estimates and assumptions about the effect of matters that are inherently uncertain. Accounting policies considered relatively more significant in this respect are accounting for the fair value of financial instruments, special purpose entities, goodwill and income taxes. Additional information about these accounting policies is included in the “Significant Accounting Estimates” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2007 Form 10-K. No significant changes were made to these accounting policies during the first nine months of 2008.

Certain financial information provided in this Management’s Discussion and Analysis has been prepared on both a GAAP basis and an “operating” basis. Management measures and compares certain financial information on an operating basis, as it believes this presentation supports meaningful comparisons from period to period and the analysis of comparable financial trends with respect to State Street’s normal ongoing business operations. Management believes that operating-basis financial information, which reports revenue from non-taxable sources

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

on a fully taxable-equivalent basis and excludes the impact of revenue and expenses outside of the normal course of our business, facilitates an investor’s understanding and analysis of State Street’s underlying financial performance and trends in addition to financial information prepared in accordance with GAAP.

RECENT GOVERNMENT ACTIONS

Capital Purchase Program

On October 14, 2008, the U.S. Department of the Treasury announced its capital purchase program designed to encourage U.S. financial institutions to build capital to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy. Under this program, Treasury will purchase up to $250 billion of shares of senior preferred stock from qualifying U.S. financial institutions. The minimum and maximum subscription amounts available to a participating financial institution are 1% of its risk-weighted assets and the lesser of $25 billion or 3% of its risk-weighted assets, respectively.

We and eight other large financial institutions entered into commitments to participate in this program, and on October 28, 2008, we issued 20,000 shares of our Series B fixed-rate cumulative perpetual preferred stock, $100,000 liquidation preference per share, and a warrant to purchase 5,576,208 shares of our common stock at an exercise price of $53.80 per share, to Treasury, and received total aggregate proceeds of $2 billion.

The preferred shares, which qualify as tier 1 regulatory capital, will pay cumulative quarterly dividends at a rate of 5% per year for the first five years, and 9% per year thereafter. The preferred shares are non-voting, other than class voting rights on certain matters that could adversely affect the shares. We can redeem the preferred shares at par after December 15, 2011. Prior to this date, we can only redeem the preferred shares at par in an amount up to the cash proceeds (minimum $500 million) from qualifying equity offerings of any tier 1-eligible perpetual preferred or common stock. Any redemption is subject to the consent of the Board of Governors of the Federal Reserve System. Until October 28, 2011, or such earlier time as the preferred stock has been redeemed or transferred by Treasury, we will not, without Treasury’s consent, be permitted to increase the dividend per share on our common stock or repurchase our common stock.

The warrant is immediately exercisable, and has a 10-year term. The exercise price of $53.80 per share was based upon the average of the closing prices of our common stock during the 20-trading day period ended October 10, 2008, the last trading day prior to our election to participate in the program. The exercise price and number of shares subject to the warrant are both subject to anti-dilution adjustments. Treasury has agreed not to exercise voting power with respect to any shares of our common stock issued upon exercise of the warrant. If we receive aggregate gross cash proceeds of at least $2 billion from one or more qualifying equity offerings of tier 1-eligible perpetual preferred or common stock on or prior to December 31, 2009, the number of shares of common stock underlying the warrant then held by Treasury will be reduced by one-half of the original number of shares, considering all adjustments, underlying the warrant.

The proceeds from the issuance will be allocated on a relative fair value basis between the preferred shares and the warrant. The preferred shares and the warrant will both be classified in shareholders’ equity in our consolidated statement of condition. The issuance, including dividends, is expected to result in a reduction of basic and diluted earnings per common share.

We issued the preferred shares and the warrant in a private placement exempt from the SEC’s registration requirements, and will file a registration statement covering the preferred shares, the warrant and the shares of

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

common stock underlying the warrant. Neither the preferred shares nor the warrant are subject to any contractual restrictions on transfer, except that Treasury may only transfer or exercise an aggregate of one-half of the warrant shares prior to December 31, 2009, unless State Street has received gross proceeds from qualified equity offerings that are at least equal to the $2 billion initially received from Treasury. During the period that Treasury holds any of the preferred shares, the warrant or any shares of our common stock issuable upon exercise of the warrant, we are subject to certain restrictions on the compensation of our senior executive officers.

Commercial Paper Funding Facility

On October 7, 2008, the Federal Reserve Board announced the creation of the “Commercial Paper Funding Facility,” referred to as the CPFF, to complement its existing credit facilities. The CPFF is intended to assist in providing liquidity to the term funding markets by providing eligible domestic issuers of commercial paper with a source of back-up liquidity. The CPFF will facilitate the issuance of term commercial paper by eligible issuers through the formation of a special purpose vehicle that will purchase three-month unsecured and asset-backed commercial paper directly from the issuers.

The CPFF is intended to increase investor demand for commercial paper and reduce the risk that eligible issuers will not be able to repay investors by rolling over their commercial paper obligations. The increased demand should encourage investors to engage in term lending in the commercial paper market and enhance the ability of financial intermediaries to facilitate credit.

We have elected not to participate in the CPFF at this time. However, we may participate in the CPFF in the future. In October 2008, we were hired to administer the CPFF and provide custody services with respect to commercial paper purchased by the special purpose vehicle from issuers.

Asset-Backed Commercial Paper Money Market Mutual Funds Liquidity Facility

In September 2008, the Federal Reserve Bank of Boston instituted the “Asset-Backed Commercial Paper Money Market Mutual Funds Liquidity Facility,” referred to as the AMLF. The AMLF was designed to assist in restoring liquidity to the asset-backed commercial paper markets and assist registered money market mutual funds in maintaining adequate liquidity to meet investor redemption demand. The AMLF will be available until January 30, 2009, unless extended by the Board of Governors of the Federal Reserve, and allows a depository institution or bank holding company to borrow funds on a non-recourse basis from the Federal Reserve Bank’s discount window at fixed interest rates to fund purchases of qualifying asset-backed commercial paper from an eligible money market mutual fund or other eligible entity under certain conditions. The term of the borrowing must equal the maturity of the eligible asset-backed commercial paper collateralizing the borrowing. The terms of the AMLF permit exclusion of the assets from regulatory leverage and risk-based capital calculations, since the borrowings are extended on a non-recourse basis and, as a result, there is no credit or market risk exposure to us on the assets.

We participated in the AMLF during the third quarter of 2008 to provide liquidity to certain eligible unaffiliated money market mutual funds, and as of September 30, 2008, we carried asset-backed commercial paper of $76.66 billion purchased under this facility, with corresponding outstanding borrowings totaling $76.63 billion, in our consolidated balance sheet. As of September 30, 2008, the aggregate securities we held in connection with our participation in the AMLF included approximately $1.63 billion of eligible asset-backed commercial paper issued by the State Street-administered asset-backed commercial paper conduits. During the third quarter of 2008, we earned net interest revenue of approximately $8 million by earning a spread between the yield we earned on the securities and the rate we paid on the borrowings.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Additional information with respect to our participation in the AMLF is provided in note 6 to the consolidated financial statements included in this Form 10-Q.

FORWARD-LOOKING STATEMENTS

This Form 10-Q, particularly this Management’s Discussion and Analysis, contains statements that are considered “forward looking statements” within the meaning of United States securities laws. In addition, management may make other written or oral communications from time to time that contain forward-looking statements. Forward-looking statements, including statements about industry trends, management’s future expectations and other matters that do not relate strictly to historical facts, are based on assumptions by management, and are often identified by such forward-looking terminology as “expect,” “look,” “believe,” “anticipate,” “estimate,” “seek,” “may,” “will,” “trend,” “target,” and “goal” or similar statements or variations of such terms.

Forward-looking statements are subject to various risks and uncertainties, which change over time, are based on management’s expectations and assumptions at the time the statements are made, and are not guarantees of future results. Management’s expectations and assumptions, and the continued validity of the forward-looking statements, are subject to change due to a broad range of factors affecting the national and global economies, the equity, debt, currency and other financial markets, as well as factors specific to State Street and its subsidiaries, including State Street Bank. Forward-looking statements may include, among other things, statements about our confidence in our strategies and our expectations about financial performance, market growth, market and regulatory trends and developments, acquisitions and divestitures, new technologies, services and opportunities, and earnings.

Factors that could cause changes in the expectations or assumptions on which forward-looking statements are based include, but are not limited to:

•	The financial strength of the counterparties with which we or our customers do business and with which we have investment or financial exposure;

•	The liquidity of the U.S. and international securities markets, particularly the markets for fixed-income securities, and the liquidity requirements of our customers;

•	Potential changes to the competitive environment due to the effects of consolidation, regulation and perceptions of State Street as a suitable service provider or counterparty;

•

The level and volatility of interest rates, particularly in the U.S., Europe and the Asia/Pacific region; and the performance and volatility of securities, credit, currency and other markets in the U.S. and internationally;

•

Economic conditions and monetary and other governmental actions designed to address the level and volatility of interest rates and the volatility of securities, currency and other markets in the U.S. and internationally;

•

Our ability to measure the fair value of securities in our investment securities portfolio and in the asset-backed commercial paper conduits we administer, particularly given current market conditions for many of these securities;

•

The credit quality and credit agency ratings of the securities in our investment securities portfolio, a deterioration or downgrade of which could lead to other-than-temporary impairment of the respective securities and the recognition of an impairment loss, the maintenance of credit agency ratings for our debt obligations as well as the level of credibility of credit agency ratings;

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

•	Our ability to attract non-interest bearing deposits and other low-cost funds;

•

The possibility that changes in accounting rules, market conditions or asset performance may require any off-balance sheet activities, including the asset-backed commercial paper conduits we administer, to be consolidated into our financial statements, requiring the recognition of unrealized losses, if any;

•

The results of litigation and similar disputes and, in particular, the effect that current or potential litigation may have on our reputation and State Street Global Advisors’, or SSgA’s, reputation, and our ability to attract and retain customers; and the possibility that the ultimate costs of the legal exposure associated with certain of SSgA’s actively managed fixed-income strategies may exceed or be below the level of the related reserve, in view of the uncertainties of the timing and outcome of litigation and the amounts involved;

•	The possibility of further developments of the nature that previously gave rise to the legal exposure associated with certain of SSgA’s actively managed fixed-income and other investment strategies;

•	Our ability to integrate acquisitions into our business, including the acquisition of Investors Financial Services Corp., or Investors Financial;

•	The performance and demand for the products and services we offer, including the level and timing of withdrawals from our collective investment products;

•	The enactment of legislation and changes in regulation and enforcement that impact us and our customers, as well as the effects of legal and regulatory proceedings, including litigation;

•	Our ability to continue to achieve growth in revenue, control expenses and attract the capital necessary to achieve our business goals and comply with regulatory requirements;

•	Our ability to navigate systemic risks and control operating risks;

•	Our ability to obtain quality and timely services from third parties with which we contract;

•	Trends in the globalization of investment activity and the growth on a worldwide basis in financial assets and the resulting sovereign and monetary policy risks;

•	Trends in governmental and corporate pension plans and savings rates;

•	Changes in accounting standards and practices, including changes in the interpretation of existing standards, that impact our consolidated financial statements; and

•	Changes in tax legislation and in the interpretation of existing tax laws by U.S. and non-U.S. tax authorities that impact the amount of taxes due.

Therefore, actual outcomes and results may differ materially from what is expressed in our forward-looking statements and from our historical financial results due to the factors discussed above and elsewhere in this Form 10-Q or disclosed in our other SEC filings. Forward-looking statements should not be relied upon as representing our expectations or beliefs as of any time subsequent to the time this Form 10-Q is filed with the SEC. State Street undertakes no obligation to revise the forward-looking statements contained in this Form 10-Q to reflect events after the time it is filed with the SEC. The factors discussed above and elsewhere in this Form 10-Q are not intended to be a complete summary of all risks and uncertainties that may affect our businesses. Though we strive to monitor and mitigate risk, we cannot anticipate all potential economic, operational and financial developments that may adversely impact our operations and our financial results.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Forward-looking statements should not be viewed as predictions, and should not be the primary basis upon which investors evaluate State Street. Any investor in State Street should consider all risks and uncertainties disclosed in this Form 10-Q and in our other SEC filings, including our reports on Form 10-K and Form 8-K, which are accessible on the SEC’s website at www.sec.gov or on our website at www.statestreet.com.

OVERVIEW OF FINANCIAL RESULTS

	Quarters Ended September 30,			Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2008	2007	% Change	2008	2007(1)	% Change
Total fee revenue	$1,899	$1,799	6%	$5,866	$4,706	25%
Net interest revenue(2)	525	464	13	1,807	1,174	54
Gains (Losses) related to investment securities, net	(3)	(23)		(3)	(23)
Gain on sale of CitiStreet, net of exit and other associated costs	350	—		350	—

Total revenue	2,771	2,240	24	8,020	5,857	37
Total operating expenses(3)(4)	1,925	1,689	14	5,540	4,260	30

Income before income tax expense	846	551	54	2,480	1,597	55
Income tax expense	369	193		925	559

Net income	$477	$358	33	$1,555	$1,038	50

Earnings per share(5):
Basic	$1.11	$.92	21	$3.82	$2.95	29
Diluted	1.09	.91	20	3.78	2.91	30
Average shares outstanding (in thousands):
Basic	430,872	386,843		407,186	352,410
Diluted	435,030	392,150		411,204	356,695
Cash dividends declared	.24	.22		.71	.65
Return on shareholders’ equity	13.6%	12.6%		16.8%	15.9%

(1)	Nine months ended September 30, 2007 include results of the Investors Financial business, which State Street acquired on July 2, 2007, for the quarter ended September 30, 2007.

(2)	Quarter and nine months ended September 30, 2008 include a $98 million cumulative reduction of net interest revenue related to SILO leveraged lease transactions.

(3)

Quarter and nine months ended September 30, 2008 include merger and integration costs of $30 million and $88 million, respectively, and quarter and nine months ended September 30, 2007 each include $141 million, recorded in connection with the acquisition of Investors Financial.

(4)	Quarter and nine months ended September 30, 2008 include a $200 million provision for estimated net exposure on an indemnification obligation associated with collateralized repurchase agreements.

(5)	Quarter and nine months ended September 30, 2008 reflect the issuance of 40.5 million shares of common stock in a public offering on June 3, 2008.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Highlights of Financial Results

Third quarter 2008 net income of $477 million increased 33%, and diluted earnings per share of $1.09 increased 20%, from net income of $358 million and diluted earnings per share of $.91 for the third quarter of 2007. Net income was $1.56 billion and diluted earnings per share were $3.78 for the first nine months of 2008, compared to $1.04 billion and $2.91, respectively, for the first nine months of 2007. Results for the 2008 periods included the following significant items outside of the ordinary course of our business.

•

We participated in the Federal Reserve Bank of Boston’s AMLF, instituted by the Federal Reserve in September 2008, which was designed to assist registered money market mutual funds in maintaining adequate liquidity to meet investor redemption demand, and earned $8 million of pre-tax net interest revenue related to this program during the third quarter of 2008 (see note 6 to the consolidated financial statements for additional information);

•

During the third quarter of 2008, the IRS issued a standard settlement offer to taxpayers that have entered into SILO leveraged leases. We did not accept the offer and continue to pursue our appeal rights within the IRS. In consideration of the terms of the offer and the context in which it was issued, we revised our projection of the timing and amount of tax cash flows from the leases and recalculated the recognition of lease-related revenue over the leases’ terms from their inception. This recalculation resulted in a cumulative reduction of net interest revenue of $98 million and the accrual of income tax expense of $39 million for the third quarter of 2008 (see note 8 to the consolidated financial statements for additional information);

•

We completed the sale of our 50% joint venture interest in CitiStreet in July 2008, and recognized a $350 million pre-tax gain, which was net of exit and other costs associated with the sale (see note 2 to the consolidated financial statements for additional information);

•

We recorded $30 million and $88 million of merger and integration costs during the third quarter and first nine months of 2008, respectively, associated with our July 2007 acquisition of Investors Financial; and

•

During the third quarter of 2008, we recorded a $200 million provision to recognize our estimated net exposure related to an indemnification obligation associated with collateralized repurchase agreements with an affiliate of Lehman Brothers Holdings Inc. (see note 8 to the consolidated financial statements for additional information).

Comparing the third quarter of 2008 to the third quarter of 2007, our total revenue grew 24% to $2.77 billion, reflective of the CitiStreet gain and the growth of certain of our existing businesses. Total fee revenue was up 6%, with increases in servicing fees (up 3%), trading services revenue (up 13%) and securities finance revenue (up 49%). Management fees and processing fees and other revenue declined 13% and 19%, respectively, compared to the third quarter of 2007.

The increase in servicing fee revenue resulted from the impact of increased business from new and existing customers, partly offset by the impact of lower average equity market valuations. Management fees decreased due to declines in month-end equity market valuations and performance fees. Both servicing fees and management fees are sensitive to changes in market valuations, particularly equity valuations, as our fees are based, in part, on levels of assets under custody, administration or management. Trading services revenue, particularly foreign exchange trading revenue, benefited from a 51% increase in currency volatility. The increase

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

in securities finance revenue was primarily driven by wider average credit spreads, which were partly offset by lower volumes of securities on loan caused by lower equity market valuations and shorter loan durations. Some institutional investors have suspended or withdrawn from securities lending programs, which is anticipated to continue to result in lower volumes of securities on loan during the fourth quarter of 2008. Processing fees and other revenue declined as a result of a lower level of fees and lower revenue from joint ventures.

Net interest revenue increased 13% for the third quarter of 2008 compared to the prior-year third quarter, or 14% on a fully taxable-equivalent basis ($550 million compared to $481 million, reflecting tax-equivalent adjustments of $25 million and $17 million, respectively), with a related increase in net interest margin of 10 basis points. These increases were primarily due to the impact of Federal Reserve reductions in interest rates during 2008 and an increase in customer deposits. If the additional net interest revenue of $8 million from our participation in the AMLF and the $98 million reduction of net interest revenue related to SILO leveraged leases are excluded, net interest revenue for the third quarter of 2008 was $640 million ($550 million less $8 million plus $98 million), an increase of 33% compared to $481 million for the third quarter of 2007.

Total operating expenses increased 14% over the prior-year quarter. Operating expenses for the third quarter of 2008 and 2007 included $30 million and $141 million, respectively, of merger and integration costs associated with the acquisition of Investors Financial and, for the third quarter of 2008, included a $200 million charge to provide for our estimated net exposure to customers on an indemnification obligation associated with collateralized repurchase agreements with an affiliate of Lehman Brothers Holdings Inc. The increase in total operating expenses resulted primarily from the provision for the indemnification obligation. If the provision for the indemnification obligation and the merger and integration costs associated with the Investors Financial acquisition are excluded, total operating expenses increased to $1.695 billion ($1.925 billion less $30 million and $200 million) from $1.548 billion ($1.689 billion less $141 million), or 9.5%, primarily due to increased staffing levels to support new business and higher benefits costs.

With growth in total revenue exceeding the growth in total expenses in the quarterly and year-to-date comparisons, we achieved positive operating leverage for both periods. Operating leverage represents the difference between the growth rate of total revenue and the growth rate of total expenses.

Our Investment Servicing business line continued to generate new business. During the third quarter of 2008, we generated approximately $280 billion of new business in assets to be serviced, for which we will provide various services including accounting, fund administration, custody, foreign exchange, transition management, currency management, securities finance, transfer agency, performance analytics, compliance reporting and monitoring, hedge fund servicing and private equity administration, and investment manager operations outsourcing. With respect to this new business, we will earn fee revenue in future periods as we service the assets.

At September 30, 2008, we had aggregate assets under custody of $14.05 trillion, which decreased $1.25 trillion, or 8%, from $15.30 trillion at December 31, 2007, and decreased $1.10 trillion, or 7%, from $15.15 trillion at September 30, 2007. At September 30, 2008, we had aggregate assets under management of $1.69 trillion, which decreased from $1.98 trillion at December 31, 2007 and $2.00 trillion at September 30, 2007. The decreases in assets under custody and assets under management from December 31, 2007 to September 30, 2008 were caused primarily by the continued instability in the financial markets and resulting declines in asset valuations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Our effective income tax rate for the third quarter of 2008 was 43.7%, compared to 35% in the 2007 quarter, and 33.7% for full-year 2007. The increase in the effective rate for 2008 was primarily the result of the net tax impact of the significant items described previously under “Highlights of Financial Results.”

CONSOLIDATED RESULTS OF OPERATIONS

This section discusses our consolidated results of operations for the third quarter and first nine months of 2008 compared to the same periods in 2007, and should be read in conjunction with the consolidated financial statements and accompanying condensed notes included in this Form 10-Q.

TOTAL REVENUE

	Quarters Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2008	2007	% Change	2008	2007	% Change
Fee revenue:
Servicing fees	$966	$937	3%	$2,903	$2,421	20%
Management fees	261	299	(13)	819	844	(3)
Trading services	363	320	13	1,049	800	31
Securities finance	246	165	49	901	425	112
Processing fees and other	63	78	(19)	194	216	(10)

Total fee revenue	1,899	1,799	6	5,866	4,706	25
Net interest revenue:
Interest revenue	1,027	1,383	(26)	3,452	3,758	(8)
Interest expense	502	919	(45)	1,645	2,584	(36)

Net interest revenue	525	464	13	1,807	1,174	54
Gains (Losses) related to investment securities, net	(3)	(23)		(3)	(23)
Gain on sale of CitiStreet interest, net of exit and other associated costs	350	—		350	—

Total revenue	$2,771	$2,240	24	$8,020	$5,857	37

Fee Revenue

Servicing fees and management fees collectively comprised approximately 65% of total fee revenue for the third quarter and 63% for the first nine months of 2008, compared to approximately 69%, respectively, for each of the corresponding prior-year periods. These fee levels are a function of several factors, including the mix and volume of assets under custody and assets under management, securities positions held and the volume of portfolio transactions, as well as the types of products and services used by customers. These fees are affected by changes in worldwide equity and fixed-income asset valuations. Generally, servicing fees are affected, in part, by changes in daily average valuations of assets under custody, while management fees are affected by changes in month-end valuations of assets under management. As a result, management fee revenue is generally more sensitive to changes in market valuations than servicing fee revenue. Additional factors, such as the level of transaction volumes, changes in service level, balance credits, customer minimum balances, pricing concessions and other factors, may have a significant impact on servicing fee revenue. Performance fees, a component of management fee revenue, are generated when the performance of managed funds exceeds benchmarks specified in the management agreements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Generally, we estimate, assuming all other factors remain constant, that a 10% increase or decrease in worldwide equity values would result in a corresponding change in our total revenue of approximately 2%. If fixed-income asset values were to increase or decrease by 10%, we would anticipate, under the same assumptions, a corresponding change of approximately 1% in our total revenue.

Servicing fees

Servicing fees are derived from custody, product- and participant-level accounting, daily pricing and administration; recordkeeping; investment manager and hedge fund manager operations outsourcing; master trust and master custody; and performance, risk and compliance analytics. The increase in servicing fees in the quarterly and nine-month comparisons was attributable to the impact of new business from new and existing customers, partly offset by the impact of declines in daily average equity market valuations. The nine-month comparison also benefited from the contribution of servicing fee revenue from the acquired Investors Financial business, which for 2007 contributed revenue only for the third quarter of that year. The daily average values for the third quarter of 2008 for the S&P 500 Index were down 16%, and for the MSCI® EAFE Index were down 19%, compared with the third quarter of 2007. For the first nine months of the year, daily average values for the S&P 500 Index and MSCI® EAFE Index were down 10% and 9%, respectively. During 2008, the portion of assets under custody composed of equities, which generally earn higher fees, declined as a percentage of total assets under custody, reflecting the impact of declines in equity market valuations.

ASSETS UNDER CUSTODY (In billions)	September 30, 2008	December 31, 2007	September 30, 2007
Mutual funds	$4,457	$4,803	$4,771
Collective funds	2,745	3,199	3,146
Pension products	3,571	3,960	3,934
Insurance and other products	3,272	3,337	3,297

Total	$14,045	$15,299	$15,148

FINANCIAL INSTRUMENT MIX OF ASSETS UNDER CUSTODY (In billions)
Equities	$6,722	$8,653	$8,210
Fixed-income	5,125	4,087	4,347
Short-term and other investments	2,198	2,559	2,591

Total	$14,045	$15,299	$15,148

Management fees

The decrease in management fees in the quarterly and nine-month comparisons was primarily due to the impact of declines in average month-end equity market valuations and performance fees. The decrease in the nine-month comparison was partly offset by higher management fees earned on new business awarded in prior periods. The averages of month-end values for the S&P 500 Index were down 17%, and for the MSCI® EAFE Index were down 21%, compared with the third quarter of 2007, and in the nine-month comparison the average month-end equity market valuations were down 11% for each of the S&P 500 Index and the MSCI® EAFE Index. Performance fees composed about 3% of our management fee revenue for the third quarter of 2008 and 2% for the first nine months of 2008, compared to about 6% for each of the third quarter and first nine months of 2007. Performance fees were $7 million and $18 million for the third quarter and first nine months of 2008, respectively, compared to $18 million and $51 million for the third quarter and first nine months of 2007. The

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

decreases in both comparisons generally resulted from somewhat lower performance measured against the specified benchmarks during 2008, as well as reduced levels of assets under management on which such fees were earned.

ASSETS UNDER MANAGEMENT (In billions)	September 30, 2008	December 31, 2007	September 30, 2007
Equities:
Passive	$685	$803	$781
Active and other	125	206	216
Company stock/ESOP	52	79	87

Total equities	862	1,088	1,084
Fixed-income:
Passive	200	218	201
Active	28	41	43
Cash and money market	596	632	666

Total fixed-income and cash	824	891	910
Assets under management from Investors Financial	—	—	4

Total	$1,686	$1,979	$1,998

The following table presents a summary of activity in assets under management for the twelve months ended September 30, 2008.

ASSETS UNDER MANAGEMENT (In billions)
September 30, 2007	$1,998
Net new business	(22)
Market appreciation	3

December 31, 2007	1,979
Net new business	(5)
Market depreciation	(288)

September 30, 2008	$1,686

Trading services

Trading services revenue, which includes foreign exchange trading revenue and brokerage and other trading fees, increased 13% for the third quarter of 2008 compared to the third quarter of 2007 and increased 31% in the nine-month comparison. Foreign exchange trading revenue for the third quarter and first nine months of 2008 totaled $258 million and $750 million, respectively, up 15% and 36% from the corresponding prior-year periods. The quarterly increase in foreign exchange trading revenue reflected a 51% increase in currency volatility, partially offset by a 3% decline in aggregate customer volumes. The nine-month increase in foreign exchange trading revenue resulted from a 60% increase in currency volatility along with a 12% increase in customer volumes, as well as the contribution of foreign exchange revenue from the acquired Investors Financial business compared to one quarter of revenue for the 2007 period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Brokerage and other trading fees totaled $105 million for the third quarter of 2008, up 9% from the third quarter of 2007, and $299 million for the first nine months of 2008, up 20% from the corresponding 2007 period, in both instances primarily due to the contribution of fees from the Currenex operations acquired in March 2007, increased fees from brokerage services and higher trading profits.

Securities finance

Securities finance revenue for the third quarter of 2008 increased 49% compared to the third quarter of 2007 and 112% in the nine-month comparison, with both increases primarily due to wider credit spreads across all lending programs. In both comparisons, the widening in spreads was partly offset by a decline in the volume of securities on loan. The nine-month comparison also benefited from revenue contributed by the acquired Investors Financial business. Spreads benefited from the continued disruption in the global fixed-income securities markets, as well as from the Federal Reserve Board’s aggregate 225 basis point reduction in the federal funds rate during 2008. Since the middle of the third quarter of 2008, a number of institutional investors have suspended or limited participation in our securities lending program. This has resulted in decreased lending volumes, partly offset by higher spreads. The decreased lending volumes are expected to continue as long as the suspended or limited participation continues or increases. We have seen increased withdrawal activity from the underlying collateral pools, but have been able to manage these outflows in a manner that substantially mitigates the risk of loss to our customers.

Processing Fees and Other

The 19% decrease in processing fees and other revenue in the quarterly comparison resulted from a lower level of fees as well as lower revenue from joint ventures. The 10% decrease in the nine-month comparison resulted from the decline in fee revenue from our Structured Products group as well as lower joint venture-related revenue, partly offset by the contribution of revenue from the acquired Investors Financial business for the full nine-month period in 2008. The global financial markets disruption continued to reduce fees generated from our State Street-administered asset-backed commercial paper activities, as rates paid on commercial paper remained at high levels and spreads between the overall yield on the assets collateralizing the commercial paper and the rates paid to investors in the commercial paper narrowed.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

NET INTEREST REVENUE

	For the Quarters Ended September 30,
	2008			2007
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest Revenue/ Expense	Rate	Average Balance	Interest Revenue/ Expense	Rate
Federal funds sold and securities purchased under resale agreements	$12,565	$78	2.48%	$14,445	$195	5.36%
Investment securities	72,094	752	4.15	74,616	983	5.23
Investment securities purchased under AMLF(1)	4,498	45	3.98	—	—	—
Loans and leases(2)	11,604	(23)	(0.83)	11,599	90	3.06
Other	18,367	200	4.35	9,308	132	5.67

Total interest-earning assets	$119,128	$1,052	3.51	$109,968	$1,400	5.05

Deposits	$75,372	$320	1.69%	$74,279	$638	3.40%
Short-term borrowings under AMLF(1)	4,495	37	3.30	—	—	—
Other short-term borrowings	19,672	89	1.80	20,251	219	4.31
Long-term debt	4,116	56	5.45	3,730	62	6.65

Total interest-bearing liabilities	$103,655	$502	1.93	$98,260	$919	3.71

Interest-rate spread			1.58%			1.34%
Net interest revenue—fully taxable-equivalent basis(3)		$550			$481

Net interest margin—fully taxable-equivalent basis			1.83%			1.73%
Net interest revenue—GAAP basis		$525			$464

(1)

Amounts represent averages of asset-backed commercial paper purchases from eligible unaffiliated money market mutual funds under the Federal Reserve Bank of Boston’s AMLF, and associated borrowings. Additional information about the AMLF is provided in note 6 to the consolidated financial statements included in this Form 10-Q.

(2)

Interest revenue for loans and leases for the quarter ended September 30, 2008 is net of a cumulative reduction of $98 million, recorded in connection with our recalculation of the allocation of the components of leasing-related revenue over the terms of our SILO leveraged lease transactions, associated with our appeal of the IRS’s disallowance of tax losses from these leases.

(3)	Amounts include fully taxable-equivalent adjustments of $25 million for 2008 and $17 million for 2007.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

	For the Nine Months Ended September 30,
	2008			2007
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest Revenue/ Expense	Rate	Average Balance	Interest Revenue/ Expense	Rate
Federal funds sold and securities purchased under resale agreements	$14,833	$320	2.88%	$14,103	$574	5.44%
Investment securities	72,374	2,365	4.36	69,345	2,672	5.15
Investment securities purchased under AMLF(1)	1,510	45	3.98	—	—	—
Loans and leases(2)	11,595	178	2.05	10,148	261	3.43
Other	18,591	620	4.45	6,869	292	5.69

Total interest-earning assets	$118,903	$3,528	3.96	$100,465	$3,799	5.05

Deposits	$79,265	$1,112	1.87%	$64,294	$1,654	3.44%
Short-term borrowings under AMLF(1)	1,509	37	3.30	—	—	—
Other short-term borrowings	20,542	323	2.10	22,551	762	4.52
Long-term debt	4,091	173	5.63	3,327	168	6.75

Total interest-bearing liabilities	$105,407	$1,645	2.08	$90,172	$2,584	3.83

Interest-rate spread			1.88%			1.22%
Net interest revenue—fully taxable-equivalent basis(3)		$1,883			$1,215

Net interest margin—fully taxable-equivalent basis			2.12%			1.62%
Net interest revenue—GAAP basis		$1,807			$1,174

(1)

Amounts represent averages of asset-backed commercial paper purchases from eligible unaffiliated money market mutual funds under the Federal Reserve Bank of Boston’s AMLF, and associated borrowings. Additional information about the AMLF is provided in note 6 to the consolidated financial statements included in this Form 10-Q.

(2)

Interest revenue for loans and leases for the nine months ended September 30, 2008 is net of a cumulative reduction of $98 million, recorded in connection with our recalculation of the allocation of the components of leasing-related revenue over the terms of our SILO leveraged lease transactions, associated with our appeal of the IRS’s disallowance of tax losses from these leases.

(3)	Amounts include fully taxable-equivalent adjustments of $76 million for 2008 and $41 million for 2007.

Net interest revenue is defined as the total of interest revenue earned on interest-earning assets less interest expense paid on interest-bearing liabilities. Interest-earning assets, which consist of investment securities, loans and leases and other liquid assets, are financed primarily by customer deposits and short-term borrowings. Net interest margin represents the relationship between net interest revenue and average interest-earning assets. Changes in the components of average interest-earning assets and average interest-bearing liabilities are discussed in more detail below. Additional detail about the components of interest revenue and interest expense is in note 13 to the consolidated financial statements included in this Form 10-Q.

On a fully taxable-equivalent basis, net interest revenue for the third quarter of 2008 increased 14% compared to the third quarter of 2007, and net interest margin increased to 1.83% from 1.73%. For the nine months ended September 30, 2008, on a fully taxable-equivalent basis, net interest revenue increased 55% compared to the corresponding 2007 period, and net interest margin increased to 2.12% from 1.62%. The growth in both

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

comparisons was generally the result of the widening of spreads on fixed-rate investment securities and floating-rate asset-backed investment securities. In addition, average interest-bearing deposits grew 23% in the nine-month comparison, largely attributable to the addition of deposits associated with the Investors Financial acquisition and an increase in non-U.S. transaction deposits. Average transaction deposit volumes, particularly non-U.S. deposits, increased 15% in the third quarter and 22% in the nine-month comparison, primarily the result of customers’ accumulation of cash balances to build liquidity.

Average federal funds sold and securities purchased under resale agreements decreased 13%, or $1.88 billion, to $12.57 billion, for the third quarter of 2008 compared to the third quarter of 2007, and increased 5%, or $730 million, to $14.83 billion in the nine-month comparison. The decrease in the third quarter comparison was due to a re-allocation of excess liquidity to U.S. Treasury securities.

Our average investment securities portfolio decreased from approximately $74.62 billion to approximately $72.09 billion for the third quarter of 2008 compared to the third quarter of 2007, and increased from approximately $69.35 billion to approximately $72.37 billion in the nine-month comparison. The decrease in the third quarter was due to reduced levels of re-investment in order to build liquidity, as well as lower market valuations in the available-for-sale portfolio. The increase in the nine-month comparison was mainly due to the addition of the investment securities of Investors Financial.

Loans and leases averaged $11.60 billion, up 14% or $1.45 billion, for the nine-month 2008 period compared to the corresponding nine-month 2007 period average of $10.15 billion. The increase was primarily related to higher average levels of customer overdraft activity associated with the growth in customer deposits. Approximately 69% of the average loan and lease portfolio was composed of U.S. and non-U.S. short-duration advances, primarily related to the processing of custodied customer investments, which averaged approximately $7.95 billion for the nine months ended September 30, 2008, up $903 million, or 13%, from $7.05 billion for the comparable period in 2007.

Average other interest-earning assets increased 97%, or $9.06 billion, to $18.37 billion for the third quarter of 2008 compared to the third quarter of 2007, and increased 171%, or $11.72 billion, to $18.59 billion for the nine-month period compared to the corresponding period for 2007. The increases in both comparisons were principally due to an increase in interest-bearing deposits with banks, which primarily resulted from the investment of excess short-term liquidity with an average duration of less than one month.

Our average interest-bearing deposits increased $1.09 billion, or 1%, from $74.28 billion to $75.37 billion for the third quarter of 2008 compared to the third quarter of 2007, and increased $14.97 billion, or 23%, from $64.29 billion to $79.27 for the nine-month period compared to the corresponding period for 2007. The increase in the third quarter comparison was due to an increase in non-U.S. transaction deposits partly offset by a decrease in domestic certificates of deposit, and in the nine-month comparison was mainly due to the impact of the acquisition of Investors Financial and an increase in non-U.S. transaction deposits. This deposit growth was the most significant contributor to the overall increase in average interest-earning assets for the nine-month comparison.

Average other short-term borrowings decreased $580 million, or 3%, from $20.25 billion to $19.67 billion in the quarterly comparison and decreased $2.01 billion, or 9%, from $22.55 billion to $20.54 billion in the nine-month comparison. The decrease in both comparisons was primarily due to a higher level of borrowings, which resulted from higher customer demand for short-term investment products, more than offset by increased levels of

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

netting arrangements with counterparties. Average long-term debt increased 10% in the quarterly comparison due to debt issuances in 2007 associated with the Investors Financial acquisition, and 23% in the nine-month comparison, due to an additional issuance in 2008 to enhance our regulatory capital position. Note 7 to the consolidated financial statements included in this Form 10-Q provides additional information on the 2008 debt issuance.

Several factors could affect future levels of our net interest revenue and margin, including the mix of customer liabilities, our continued participation in the AMLF, the shapes of the various yield curves around the world, the Federal Reserve’s ongoing actions to manage short-term interest rates, and the level and pace of changes in non-U.S. interest rates, particularly as a result of actions of the European Central Bank and the Bank of England.

Gains (Losses) Related to Investment Securities, Net

We recorded net gains of $41 million from sales of available-for-sale securities in the first nine months of 2008, including $26 million in the third quarter, compared to a net loss of $6 million in both the third quarter and first nine months of 2007. We also recorded other-than-temporary impairment of $44 million in the first nine months of 2008, including $29 million in the third quarter, and $17 million in the first nine months of 2007, all in the third quarter of that year. The aggregate impairment of $44 million for the first nine months of 2008, most of which related to five securities, resulted from our impairment analysis process. Management regularly reviews the investment securities portfolio to determine whether they expect any loss of principal or interest in light of current market and economic conditions and their expectations. The process considers, where appropriate, management expectations related to housing prices, expected borrower defaults and the security’s overall capital structure. As a result of this process, management identified securities that they believed were impaired. Additional information about available-for-sale securities, and the gross gains and losses that compose the net sale gains, is in the “Financial Condition” section of this Management’s Discussion and Analysis and in note 3 to the consolidated financial statements included in this Form 10-Q.

Gain on Sale of CitiStreet Interest, Net of Exit and Other Associated Costs

On July 1, 2008, we completed the sale of our 50% joint venture interest in CitiStreet, a benefits servicing business that provides retirement plan recordkeeping and administrative services and at that date had approximately $220 billion in assets under administration on behalf of corporate and government entities, employee unions and other customers. The premium received in connection with the sale was $407 million, and we recorded a resulting pre-tax gain of $350 million in our consolidated statement of income during the third quarter of 2008, net of exit and other associated costs incurred in connection with the sale. These costs totaled $57 million, and consisted of incentive compensation of $30 million, professional fees of $10 million, and other related costs of $17 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

OPERATING EXPENSES

	Quarters Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2008	2007	% Change	2008	2007	% Change
Salaries and employee benefits	$1,022	$916	12%	$3,144	$2,463	28%
Information systems and communications	151	145	4	470	398	18
Transaction processing services	165	165	—	499	435	15
Occupancy	116	109	6	341	301	13
Merger and integration costs	30	141	—	88	141	—
Professional services	85	66	29	273	153	78
Amortization of other intangible assets	34	32	6	100	59	69
Provision for indemnification obligation	200	—	—	200	—	—
Other	122	115	6	425	310	37

Total operating expenses	$1,925	$1,689	14	$5,540	$4,260	30

Number of employees at quarter end	28,950	26,425

Salaries and employee benefits expense increases in the quarterly comparison were mainly the result of increases in staffing levels to support new business, particularly in hedge fund servicing, global markets activities and investment management, as well as higher benefits costs and an increase in contract services, partly offset by reduced incentive compensation. The year-to-date increase resulted primarily from increases in staffing levels to support new business and the contribution of salaries and benefits expenses of the acquired Investors Financial business for the full nine-month 2008 period.

The increase in information systems and communications expense was primarily the result of increased spending for new product development to support growth, and for the year-to-date period, the contribution of expenses of the acquired Investors Financial business. Transaction processing expense for the third quarter of 2008 was virtually unchanged from the third quarter of 2007, and for the first nine months of 2008 increased from the prior year period primarily as a result of higher transaction volumes and contract services spending. The increase in occupancy costs resulted primarily from additional costs to support the growth in our business in Europe.

During the third quarter and first nine months of 2008, in connection with the Investors Financial acquisition, we recorded merger and integration costs totaling $30 million and $88 million, respectively, in our consolidated statement of income. For each of the third quarter and first nine months of 2007, merger and integration costs totaled $141 million. These costs consisted only of direct and incremental costs to integrate the acquired Investors Financial business into our operations, and do not include ongoing expenses of the combined organization. The costs were primarily related to employee retention and system and customer integration.

For the third quarter of 2008, we recorded a $200 million reserve to provide for our estimated net exposure on an indemnification obligation associated with collateralized repurchase agreements with an affiliate of Lehman Brothers Holdings Inc., or Lehman Brothers. In September and October 2008, Lehman Brothers and certain of its affiliates filed for bankruptcy or other insolvency proceedings. While we had no unsecured financial exposure to Lehman Brothers or its affiliates, we indemnified certain customers in connection with these and other collateralized repurchase agreements with Lehman Brothers entities. In the current market environment, the market value of the underlying collateral declined. To the extent these declines resulted in collateral value falling

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

below the indemnification obligation, we recorded a reserve. The amount of the reserve was based on the cost of satisfying the indemnification obligation net of the fair value of the collateral, of which we took possession during the fourth quarter of 2008. We had other customer indemnification obligations under a collateralized repurchase agreement with another Lehman Brothers entity. In these cases, the fair value of the collateral at the time we committed to take possession of it was equal to or greater than the associated indemnification obligation and therefore no related reserve was recorded. We will continue to evaluate these assets and collateral and determine whether to dispose of them or hold them to maturity. The market value of these assets and collateral will continue to fluctuate and ultimately may be greater or less than the value of our indemnification obligations.

Other operating expenses presented in the table above increased as a result of higher levels of spending associated with professional services, primarily legal and consulting costs related to SSgA, as well as an increase in securities processing costs and, for the year-to-date periods, the impact of nine months of expenses of the acquired Investors Financial business for 2008, including amortization of other intangible assets.

Income Tax Expense

We recorded income tax expense of $369 million for the third quarter of 2008, compared to $193 million for the third quarter of 2007. For the first nine months of 2008, income tax expense was $925 million, compared to $559 million for the corresponding 2007 period. The increase in both periods was generally the result of a higher level of pre-tax earnings, but the 2008 periods also included $39 million of income tax expense related to SILO leveraged leases, $3 million of income tax expense related to net interest revenue earned from our participation in the AMLF, and $140 million of income tax expense related to the gain on the sale of our CitiStreet interest, net of an $11 million income tax benefit related to merger and integration costs (which benefit was $30 million for the nine-month period) and an $80 million income tax benefit related to the provision for our estimated net exposure related to an indemnification obligation associated with collateralized repurchase agreements with an affiliate of Lehman Brothers.

The effective tax rate for the third quarter of 2008 was 43.7%, compared to 35.0% for the third quarter of 2007, with the increase the result of the impact of the items described above.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

The following is a summary of line of business results. The amounts in the “Divestitures” column represent the operating results of our joint venture interest in CitiStreet prior to the sale in July 2008. The amounts presented in the “Other” column for 2008 represent the net interest revenue associated with our participation in the AMLF; the gain on the sale of our joint venture interest in CitiStreet; the provision related to our estimated net exposure for customer indemnification associated with collateralized repurchase agreements; and the merger and integration costs recorded in connection with our acquisition of Investors Financial. The 2007 amount represents the merger and acquisition costs recorded in connection with the acquisition of Investors Financial. The amounts in these columns were not allocated to State Street’s business lines.

	For the Quarters Ended September 30,
	Investment Servicing		Investment Management		Divestitures		Other		Total
(Dollars in millions, except where otherwise noted)	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007
Fee revenue:
Servicing fees	$966	$937							$966	$937
Management fees	—	—	$261	$299					261	299
Trading services	363	320	—	—					363	320
Securities finance	180	128	66	37					246	165
Processing fees and other	51	69	12	8		$1			63	78

Total fee revenue	1,560	1,454	339	344		1			1,899	1,799
Net interest revenue after provision for loan losses	503	427	14	31		6	$8		525	464
Gains (Losses) related to investment securities, net	(3)	(23)	—	—		—	—		(3)	(23)
Gain on sale of CitiStreet interest, net of exit and other associated costs	—	—	—	—		—	350		350	—

Total revenue	2,060	1,858	353	375		7	358		2,771	2,240

Operating expenses	1,415	1,292	278	254	$2	2	—		1,695	1,548
Customer indemnification obligation	—	—	—	—	—	—	200		200	—
Merger and integration costs	—	—	—	—	—	—	30	$141	30	141

Total operating expenses	1,415	1,292	278	254	2	2	230	141	1,925	1,689

Income before income tax expense	$645	$566	$75	$121	$(2)	$5	$128	$(141)	$846	$551

Pre-tax margin	31%	30%	21%	33%
Average assets (in billions)	$146.1	$128.4	$3.1	$3.1	$0.4	$0.5			$149.6	$132.0

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

	For the Nine Months Ended September 30,
	Investment Servicing		Investment Management		Divestitures		Other		Total
(Dollars in millions, except where otherwise noted)	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007
Fee revenue:
Servicing fees	$2,903	$2,421							$2,903	$2,421
Management fees	—	—	$819	$844					819	844
Trading services	1,049	800	—	—					1,049	800
Securities finance	667	323	234	102					901	425
Processing fees and other	138	177	64	38	$(8)	$1			194	216

Total fee revenue	4,757	3,721	1,117	984	(8)	1			5,866	4,706
Net interest revenue after provision for loan losses	1,717	1,056	76	100	6	18	$8		1,807	1,174
Gains (Losses) related to investment securities, net	(3)	(23)	—	—	—	—	—		(3)	(23)
Gain on sale of CitiStreet interest, net of exit and other associated costs	—	—	—	—	—	—	350		350	—

Total revenue	6,471	4,754	1,193	1,084	(2)	19	358		8,020	5,857

Operating expenses	4,345	3,405	902	708	5	6	—		5,252	4,119
Customer indemnification obligation	—	—	—	—	—	—	200		200	—
Merger and integration costs	—	—	—	—	—	—	88	$141	88	141

Total operating expenses	4,345	3,405	902	708	5	6	288	141	5,540	4,260

Income before income tax expense	$2,126	$1,349	$291	$376	$(7)	$13	$70	$(141)	$2,480	$1,597

Pre-tax margin	33%	28%	24%	35%
Average assets (in billions)	$141.5	$114.2	$3.3	$3.0	$0.5	$0.5			$145.3	$117.7

Investment Servicing

Total revenue for the third quarter of 2008 increased 11% compared to the same period in 2007 and 36% in the nine-month comparison. Total fee revenue in the same comparison increased 7% and 28%, respectively, with the increase attributable to growth in servicing fees, trading services revenue and securities finance revenue. In both the quarterly and nine-month comparisons, the growth in servicing fees over the corresponding prior-year period was primarily due to the impact of increases in new business, partly offset by the impact of declines in equity market valuations. The increase in the nine-month comparison also benefited from the contribution of the acquired Investors Financial business for the full 2008 period. The growth in trading services revenue for the quarterly and nine-month comparisons was mainly the result of the impact of increased currency volatility and higher customer volumes in our foreign exchange trading business, as well as increases in electronic trading revenue from the acquired Currenex business. Securities finance revenue increased 41% in the third quarter of 2008 compared to the prior-year quarter and 107% in the nine-month comparison, primarily from the impact of wider average credit spreads, reflective of the impact of market illiquidity and the Federal Reserve Board’s aggregate 225 basis point reduction in the federal funds rate during 2008. The increases in both periods were partly offset by a decline in assets on loan in both the U.S. and non-U.S. equities programs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Servicing fees and trading services revenue for Investment Servicing compose the total consolidated amounts for State Street. Securities finance and processing fees and other revenue for Investment Servicing comprise approximately 75% of these types of revenue for the third quarter of 2008 and 74% for the first nine months of 2008, included in our consolidated results. Refer to the “Consolidated Results of Operations—Fee Revenue” section of this Management’s Discussion and Analysis for additional information about the activity in these types of fee revenue.

Net interest revenue for the third quarter of 2008 increased 18% compared to the third quarter of 2007, and 63% for the first nine months of 2008 compared to the corresponding prior-year period. The increase was generally due to wider spreads on fixed-rate investment securities and floating-rate asset-backed investment securities. The nine-month comparison also benefited from the addition of interest-earning assets from the acquired Investors Financial business. Total operating expenses for the third quarter of 2008 increased 10% compared to the prior-year quarter, and for the first nine months of 2008 increased 28% compared to the first nine months of 2007. The increase was primarily attributable to increased salaries and benefits costs due to an increase in staffing levels to support business growth, as well as higher levels of professional services spending. The increase in the nine-month comparison also reflected the contribution of expenses of the acquired Investors Financial business.

Investment Management

Total revenue for the third quarter of 2008 decreased 6% compared to the third quarter of 2007, reflecting a 13% decline in management fees and a 55% decline in net interest revenue. For the nine months ended September 30, 2008, total revenue increased 10% compared to the corresponding prior-year period, due to a 14% increase in fee revenue, partly offset by a 24% decline in net interest revenue. The decrease in fee revenue in the quarterly comparison was mainly attributable to the above-mentioned 13% decrease in management fee revenue, largely offset by a 78% increase in securities finance revenue and a 50% increase in processing fees and other revenue. The increase in the nine-month comparison was driven primarily by a 129% increase in securities finance revenue and a 68% increase in processing fees and other revenue partially offset by decreases in management fees and net interest revenue. Increases in securities finance revenue for both periods were mainly the result of wider credit spreads. The decrease in net interest revenue for both periods was the result of lower average interest rates.

With respect to management fees, generated by SSgA, the decrease in the quarterly comparison resulted primarily from the impact of declines in equity market valuations, lower performance fees and the impact of net lost business. In the nine-month comparison, the impact of declines in equity market valuations and lower performance fees was partially offset by the impact of new business awarded in prior periods. Management fees for Investment Management comprise the total consolidated management fees for State Street. Refer to the “Consolidated Results of Operations—Fee Revenue” section of this Management’s Discussion and Analysis for additional information.

For the third quarter of 2008, operating expenses increased 9% from the corresponding period in 2007, and increased 27% in the nine-month comparison. The increases in both the quarterly and nine-month comparisons were primarily attributable to increases in salaries and benefits due to increased staffing levels, increased securities processing expense and higher professional services spending, primarily legal costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

In connection with our investment management products that rely upon contractual arrangements with wrap providers, subsequent to the end of the third quarter of 2008, we purchased approximately $2.5 billion of asset-backed and mortgage-backed securities from these accounts at current market prices and made an aggregate cash infusion into the accounts of approximately $450 million. As a result of this transaction, we recorded a fourth quarter 2008 charge of approximately $450 million. These actions have improved the market-to-book value ratio and portfolio risk characteristics of these accounts and have maintained the continued availability of the underlying wrap contracts to our customers.

FAIR VALUE MEASUREMENTS

As we discuss more fully in note 11 to the consolidated financial statements included in this Form 10-Q, we adopted the provisions of SFAS No. 157, Fair Value Measurements, effective January 1, 2008. The standard does not require the measurement of our financial assets and liabilities at fair value, but provides a consistent definition of fair value and establishes a framework for measuring fair value in accordance with GAAP. The standard is intended to increase consistency and comparability in, and disclosures about, fair value measurements, by providing users with better information about the extent to which fair value is used to measure financial assets and liabilities, the inputs used to develop those measurements and the effect of the measurements, if any, on financial condition, results of operations, liquidity and capital.

The standard defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an “exit price”) in the principal or most advantageous market for an asset or liability in an orderly transaction between market participants on the measurement date. When we measure fair value for our financial assets and liabilities, we consider the principal or most advantageous market in which we would transact, and we consider assumptions that market participants would use when pricing the asset or liability. When possible, we look to active and observable markets to measure the fair value of identical, or similar, financial assets or liabilities. When identical financial assets and liabilities are not traded in active markets, we look to market-observable data for similar assets and liabilities. In some instances, certain assets and liabilities are not actively traded in observable markets, and as a result we use alternative valuation techniques to measure their fair value.

In accordance with the standard, we categorized the financial assets and liabilities that we carry at fair value in our consolidated statement of condition based upon the standard’s three-level valuation hierarchy. The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (level 1) and the lowest priority to unobservable valuation inputs (level 3). Including the effect of master netting agreements (described in note 11), approximately $84.55 billion, or 30% of our consolidated total assets, were carried at fair value at September 30, 2008, compared to approximately $75.43 billion, or 53%, at December 31, 2007. The decrease in the relative percentage of our consolidated total assets as of September 30, 2008, compared to December 31, 2007, resulted primarily from a significant increase in our consolidated total assets, which increase was mostly due to an increase in customer deposits and the purchase of asset-backed commercial paper under the previously-discussed AMLF during the third quarter of 2008. The largest portion of our assets carried at fair value consisted of investment securities available for sale, of which approximately 90% were categorized in level 2 of the fair value hierarchy, with the remaining 10% categorized in level 3, and derivative instruments, of which approximately 93% (including the effect of master netting agreements) were categorized in level 2, with the remaining 7% categorized in level 3. We did not categorize any of our financial assets or liabilities in level 1 at January 1, 2008, and only an insignificant amount at September 30, 2008.

The fair value of the investment securities categorized in level 2 was measured by management primarily using information obtained from third-party sources. Information obtained from third-party sources is subject to

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

review by management as part of a continuous validation process. Management has developed a process to review fair value estimates provided by third-party sources, including an understanding of underlying assumptions and the level of market participant information used to support those assumptions. In addition, management compares significant assumptions used by third-party sources to available market information. Such information may include known trades or, to the extent that trading activity is limited, comparisons to market research information pertaining to credit expectations, execution prices and the timing of cash flows.

The fair value of the derivatives categorized in level 2 predominantly represented foreign exchange contracts used in our trading activities, for which fair value was measured by management using discounted cash flow techniques with inputs consisting of observable spot and forward points, as well as observable interest rate curves. With respect to derivative instruments, we evaluated the impact on valuation of the credit risk of our counterparties and our own credit. We considered factors such as the likelihood of default by us and our counterparties, our net exposures and remaining maturities in determining the appropriate measurements of fair value. Valuation adjustments associated with these factors were not significant for the first nine months of 2008.

The fair value of our level 3 financial assets at September 30, 2008 was $7.91 billion, or 9% of the total net carrying value of $84.55 billion of our total financial assets carried at fair value, and the fair value of our level 3 financial liabilities was $645 million, or 7% of the total net carrying value of $9.64 billion of our total financial liabilities carried at fair value. The substantial majority of our assets categorized in level 3 were composed of asset-backed securities.

The categorization of asset-backed securities in level 3 as of September 30, 2008 was significantly influenced by current conditions, including reduced levels of liquidity, in the fixed-income securities markets. Little or no market activity for these securities occurred during the third quarter, and as a result of the lack of price transparency, we measured their fair value using unobservable pricing inputs, primarily non-binding quotes received directly from third parties. These quotes were subject to management’s review and were determined to be appropriate based on individual facts and circumstances. Generally, we obtain a non-binding quote from a market specialist for each individual security. Given the unique nature of each underlying security structure, it is not practical or useful to obtain multiple quotes for individual securities.

The aggregate fair value of our financial assets and liabilities categorized in level 3 as of September 30, 2008, compared to January 1, 2008, increased approximately 17%. The change resulted primarily from purchases of asset-backed commercial paper and investment securities available for sale, principally asset-backed and sovereign debt securities, partly offset by unrealized losses on available-for-sale securities recorded in other comprehensive income.

The remaining change in fair value of the level 3 category related to the transfer in of asset-backed securities for which fair value could no longer be measured using observable inputs, reflecting further market illiquidity, partly offset by the reclassification of certain classes of mortgage-backed securities and collateralized mortgage obligations to level 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION

	For the Nine Months Ended September 30,
(In millions)	2008 Average Balance	2007 Average Balance
Assets:
Interest-bearing deposits with banks	$16,978	$5,895
Securities purchased under resale agreements	11,417	12,734
Federal funds sold	3,416	1,369
Trading account assets	1,613	974
Investment securities	72,374	69,345
Investment securities purchased under AMLF(1)	1,510	—
Loans and leases	11,595	10,148

Total interest-earning assets	118,903	100,465
Cash and due from banks	5,544	3,137
Other assets	20,836	14,089

Total assets	$145,283	$117,691

Liabilities and shareholders’ equity:
Interest-bearing deposits:
U.S.	$10,567	$4,808
Non-U.S.	68,698	59,486

Total interest-bearing deposits	79,265	64,294
Securities sold under repurchase agreements	14,179	16,706
Federal funds purchased	1,055	2,002
Short-term borrowings under AMLF(1)	1,509	—
Other short-term borrowings	5,308	3,843
Long-term debt	4,091	3,327

Total interest-bearing liabilities	105,407	90,172
Noninterest-bearing deposits	15,323	9,957
Other liabilities	12,162	8,817
Shareholders’ equity	12,391	8,745

Total liabilities and shareholders’ equity	$145,283	$117,691

(1)

Amounts represent averages of asset-backed commercial paper purchases and related borrowings in connection with participation in the Federal Reserve Bank of Boston’s AMLF. Additional information about the AMLF is provided in Note 6 to the consolidated financial statements included in this Form 10-Q.

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

For the first nine months of 2008, the growth in average total interest-bearing liabilities of $15.24 billion was mainly the result of an increase in interest-bearing deposits, composed of a $9.21 billion increase in non-U.S. deposits and a $5.76 billion increase in U.S. deposits. The increases in interest-bearing deposits were mainly due to the impact of the acquisition of Investors Financial and increased levels of customer activity outside the U.S. Average total interest-earning assets for the first nine months of 2008 increased $18.44 billion from the corresponding period in 2007, reflecting the impact of the increased level of customer liabilities and the acquired Investors Financial business.

Additional information about changes in average balances is provided in the “Consolidated Results of Operations—Net Interest Revenue” section of this Management’s Discussion and Analysis.

Investment Securities

The investment securities portfolio of approximately 9,350 securities at September 30, 2008 is diversified with respect to asset class. The majority of the portfolio is concentrated in high-grade asset-backed and mortgage-backed securities. We consider a well-diversified, high-credit quality investment securities portfolio to be an important element in the management of our consolidated balance sheet. The portfolio continues to be concentrated in securities with high credit quality, with approximately 93% of the carrying value of the portfolio rated “AAA” or “AA” at September 30, 2008.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

The carrying values of investment securities were as follows as of period end:

(In millions)	September 30, 2008	December 31, 2007
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$11,553	$8,181
Mortgage-backed securities	11,164	14,585
Asset-backed securities	25,871	25,069
Collateralized mortgage obligations	9,172	11,892
State and political subdivisions	5,674	5,813
Other debt investments	4,931	4,041
Money-market mutual funds	272	243
Other equity securities	244	502

Total	$68,881	$70,326

Held to maturity purchased under AMLF:
Asset-backed commercial paper	$76,660

Held to maturity:
U.S. Treasury and federal agencies:
Direct obligations	$501	$757
Mortgage-backed securities	835	940
Collateralized mortgage obligations	2,060	2,190
Other investments	549	346

Total	$3,945	$4,233

The percentages of the carrying value of the investment securities portfolio by external credit rating, excluding securities purchased under the AMLF, were as follows as of period end:

	September 30, 2008	December 31, 2007
AAA(1)	84%	89%
AA	9	6
A	4	3
BBB	2	1
Non-rated	1	1

	100%	100%

(1)	Includes U.S. Treasury securities.

The asset-backed portfolio of approximately $25.87 billion consists of approximately 760 securities and is substantially floating-rate. This portfolio consists primarily of student-loan, credit card, foreign mortgage-backed and auto/equipment-loan securities. At September 30, 2008, approximately 96% of the asset-backed portfolio was rated “AAA” or “AA,” with 84% rated “AAA.” The mortgage-backed portfolio (including collateralized

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

mortgage obligations) of approximately $23.23 billion consists of approximately 2,000 securities and is split between securities of Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and large-issuer collateralized mortgage obligations. At September 30, 2008, 98% of the mortgage-backed portfolio was rated “AAA.” The aggregate investment portfolio at September 30, 2008 included $5.5 billion collateralized by first-lien sub-prime mortgages, compared to $6.2 billion at December 31, 2007. Of the total of approximately 250 sub-prime securities, which are diversified first-lien mortgage pools, 57% were rated “AAA” and 34% were rated “AA.” Credit enhancement on the sub-prime holdings averaged 44.5%. During the third quarter of 2008, 12 such securities totaling approximately $287 million were placed on credit watch, 19 securities totaling approximately $706 million were downgraded, and none defaulted.

The fixed-income securities markets have continued to experience significant disruption and resulting illiquidity since mid-2007. This illiquidity is largely responsible for the significant pre-tax net unrealized loss on our aggregate investment portfolio (excluding securities purchased under the AMLF) of $5.34 billion ($3.28 billion after-tax) at September 30, 2008, compared to $3.31 billion ($2.01 billion after-tax) at June 30, 2008, $3.16 billion ($1.94 billion after-tax) at March 31, 2008 and $1.11 billion ($684 million after-tax) at December 31, 2007. Of the aggregate after-tax net unrealized loss of $3.28 billion at September 30, 2008, $2.09 billion related to asset-backed securities, of which approximately $801 million was associated with securities collateralized by sub-prime mortgages and approximately $653 million was associated with securities collateralized by student loans. In addition, approximately $937 million of the aggregate after-tax net unrealized loss of $3.28 billion related to mortgage-backed securities.

With respect to the aggregate investment portfolio, during the third quarter of 2008, 789 securities totaling $2.38 billion were placed on credit watch and 51 securities totaling $1.37 billion were downgraded. No securities had defaulted as of quarter-end. Monoline insurance coverage is provided, principally for our municipal bond portfolio, that covers approximately 4,200 securities totaling $1.95 billion as of September 30, 2008, which is included in the state and political subdivisions category in the previous table. Without the insurance coverage, or “wrap,” approximately 92% of our aggregate investment portfolio would still have been rated “AAA” or “AA” as of September 30, 2008. We evaluate securities for purchase based on an independent assessment of their underlying credit quality, not the underlying monoline insurance support.

Management regularly reviews the investment securities portfolio to determine whether they expect any loss of principal or interest in light of current market and economic conditions and their expectations, and to determine if other-than-temporary impairment has occurred. This review includes such quantitative factors as current and expected future interest rates, the length of time the security’s cost basis has exceeded its fair value and the severity of the impairment measured as the ratio of fair value to amortized cost, and the level and quality of collateral and the extent of subordination, as well as issuer-specific concerns regardless of quantitative factors. Where applicable, the review considers management expectations related to housing prices, expected borrower defaults and the security’s overall capital structure. Extensive analysis was performed during the first nine months of 2008 in order to confirm that the declines in fair value did not reflect any instances where we believed we would not receive full principal and interest on individual securities. This analysis included detailed credit analysis at the portfolio, asset class, and individual security level. Analysis was also performed to support managements’ assertion that they have the ability to hold these securities until recovery in market value.

As of September 30, 2008, after a full review of all investment securities, management identified four investment securities in the portfolio that were other-than-temporarily impaired. As a result, we recorded a write-down of $29 million during the third quarter. Year-to-date 2008 impairment write-downs of investment securities

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

totaled $44 million. Taking into account the impairment write-downs for the first nine months of 2008, management considers the aggregate decline in fair value and the resulting pre-tax net unrealized loss of $5.34 billion ($3.28 billion after-tax) as of September 30, 2008 to be temporary and not the result of any material changes in the credit characteristics of the underlying investments in the portfolio. In addition, management has both the ability and the intent to hold the securities until recovery in market value.

The evaluation of declines in fair value and the determination of other-than-temporary impairment involve significant judgment and are based on a number of factors, including those described above. Given the continued disruption in the financial markets and the resulting illiquidity, as well as the severity and duration of the decline in fair values of securities and uncertainty with respect to the credit quality and performance of underlying collateral, the investment securities portfolio may incur additional other-than-temporary impairment in future periods.

Management intends to continue managing our investment securities portfolio to align with the interest-rate and duration characteristics of our customer liabilities and in the context of our overall balance sheet structure, which is maintained within internally-approved risk limits, and in consideration of the global interest-rate environment. Even with material increases in unrealized losses on investment securities, we may not experience material changes in our interest-rate risk profile, or experience a material impact on our net interest revenue.

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

On October 14, 2008, the U.S. Department of the Treasury announced its capital purchase program designed to encourage U.S. financial institutions to build capital to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy. On October 28, 2008, we issued 20,000 shares of our Series B fixed-rate cumulative perpetual preferred stock, $100,000 liquidation preference per share, and a warrant to purchase 5,576,208 shares of our common stock at an exercise price of $53.80 per share, to Treasury, and received total aggregate proceeds of $2 billion.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

The preferred shares, which qualify as tier 1 regulatory capital, will pay cumulative quarterly dividends at a rate of 5% per year for the first five years, and 9% per year thereafter. We can redeem the preferred shares at par after December 15, 2011. Prior to this date, we can only redeem the preferred shares at par in an amount up to the cash proceeds (minimum $500 million) from qualifying equity offerings of any tier 1-eligible perpetual preferred or common stock. Any redemption is subject to the consent of the Board of Governors of the Federal Reserve System. Until October 28, 2011, or such earlier time as the preferred stock has been redeemed or transferred by Treasury, we will not, without Treasury’s consent, be permitted to increase the dividend per share on our common stock or repurchase our common stock.

The warrant is immediately exercisable, and has a 10-year term. The exercise price of $53.80 per share and the number of shares subject to the warrant are both subject to anti-dilution adjustments. If we receive aggregate gross cash proceeds of at least $2 billion from one or more qualifying equity offerings of tier 1-eligible perpetual preferred or common stock on or prior to December 31, 2009, the number of shares of common stock underlying the warrant then held by Treasury will be reduced by one-half of the original number of shares, considering all adjustments, underlying the warrant.

At September 30, 2008, State Street and State Street Bank met all capital adequacy requirements to which they were subject. Regulatory capital amounts and ratios at September 30, 2008, and December 31, 2007 are presented in the table below. The information with respect to State Street does not reflect the impact of the issuance of preferred shares and the warrant to purchase shares of our common stock in connection with our participation in the above-described capital purchase program, since these issuances were completed in October 2008.

	Regulatory Guidelines(1)		State Street		State Street Bank
(Dollars in millions)	Minimum	Well Capitalized	2008(2)	2007	2008(2)	2007
Tier 1 risk-based capital ratio	4%	6%	16.0%	11.2%	12.7%	11.2%
Total risk-based capital ratio	8	10	17.2	12.7	14.1	12.7
Tier 1 leverage ratio	4	5	8.4	5.3	6.7	5.5
Tier 1 risk-based capital			$11,968	$7,131	$9,132	$6,915
Total risk-based capital			12,900	8,071	10,161	7,878
Adjusted risk-weighted assets and market-risk equivalents:
Balance sheet risk-weighted assets			$51,116	$42,968	$48,039	$41,283
Off-balance sheet equivalent risk-weighted assets			23,595	20,248	23,596	20,254
Market-risk equivalents			322	321	297	317

Total			$75,033	$63,537	$71,932	$61,854

Quarterly average adjusted assets			$143,166	$135,686	$135,858	$126,746

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

(2)

Tier 1 and total risk-based capital and tier 1 leverage ratios, as well as balance sheet risk-weighted assets and quarterly average adjusted assets, exclude the impact of the asset-backed commercial paper purchased from eligible unaffiliated money market mutual funds under the Federal Reserve Bank of Boston’s AMLF, as permitted under the AMLF’s terms and conditions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

At September 30, 2008, State Street’s and State Street Bank’s tier 1 and total risk-based capital and tier 1 leverage ratios increased compared to year-end 2007. The increases in tier 1 and total capital that resulted primarily from the June 2008 public offering of our common stock and, in the case of State Street, the issuance of capital-eligible debt securities, as well as earnings for the first nine months of 2008, were partly offset by an increase in total risk-weighted assets. The parent company contributed $750 million of the net proceeds from the public common stock offering to State Street Bank to enhance its capital. The increase in total risk-weighted assets resulted from balance sheet growth and higher levels of off-balance sheet equivalent risk-weighted assets, principally from foreign exchange derivative instruments. Both ratios for State Street and State Street Bank exceeded the regulatory minimum and well-capitalized thresholds.

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

In 2004, the Committee on Banking Supervision released the final version of its capital adequacy framework, commonly referred to as Basel II. In 2006, the four U.S. banking regulatory agencies jointly issued their second draft of implementation rules, with industry comment provided by the end of March 2007, and final rules were released in December 2007, with a stated effective date of April 1, 2008. State Street has established a comprehensive program to implement these regulatory requirements within prescribed timeframes. We anticipate adopting the most advanced approaches for assessing capital adequacy.

In March 2007, our Board of Directors authorized the purchase of up to 15 million shares of common stock for general corporate purposes, including mitigating the dilutive impact of shares issued under employee benefit plans. Under this authorization, in January 2008, we purchased 552,000 shares of our common stock in connection with the settlement of a $1 billion accelerated share repurchase program that concluded on January 18, 2008. No additional shares were purchased during the first nine months of 2008 under this authorization, and as of September 30, 2008, approximately 13.2 million shares remained available for future purchase under the Board’s authorization. We generally employ third-party broker-dealers to acquire shares on the open market in connection with Board-authorized purchases of our common stock.

The terms of the capital purchase program described previously in this section prohibit us from purchasing any shares of our common stock, other than in connection with employee benefit plans, or from increasing the per share dividend on our common stock, without Treasury’s consent, until the earlier to occur of the redemption of all shares of senior preferred stock issued to Treasury under the program, the transfer by Treasury of all such shares or the date three years after the issuance of such shares.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

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

In managing our liquidity, we have issued term wholesale certificates of deposit and invested those funds in short-term money market assets where they would be available to meet cash needs. This portfolio stood at $3.71 billion at September 30, 2008, compared to $4.57 billion at December 31, 2007. In conjunction with our management of liquidity where we seek to maintain access to sources of back-up liquidity at reasonable costs, we have participated in the Federal Reserve’s term auction facility, which is a secured lending program available to financial institutions that was established in December 2007. During the first nine months of 2008, our borrowings under this facility were as high as $1.5 billion, and no borrowings outstanding under this facility existed at September 30, 2008. Certificate of deposit and term auction facility balances were allowed to decline as overall structural liquidity was strengthened. Increases in customer deposits and the net proceeds from the June 2008 public common stock offering improved our liquidity position and lessened the need for contingency funding. We did not experience any net deterioration in our customer deposit base during the first nine months of 2008.

While maintenance of our high investment-grade credit rating is of primary importance to our liquidity management program, on-balance sheet liquid assets represent significant liquidity that we can directly control, and provide a source of cash in the form of principal maturities and the ability to borrow from the capital markets using our securities as collateral. Our liquid assets consist primarily of cash balances at central banks in excess of regulatory requirements and short-term liquid assets, such as federal funds sold and interest-bearing deposits with banks, the latter of which are multicurrency instruments invested with major multinational banks; and high-quality, marketable investment securities not already pledged, which generally are more liquid than other types of assets and can be sold or borrowed against to generate cash quickly. As of September 30, 2008, the cash value of our liquid assets, as defined, totaled $110.57 billion, compared to $55.14 billion as of December 31, 2007. The increase was mainly the result of a large increase in customer deposits in September 2008 as the credit markets worsened. As customers accumulated cash positions, they placed cash with us. Due to the unusual size and volatile nature of these incremental deposits, we chose to maintain $53.82 billion at central banks as of September 30, 2008, in excess of regulatory required minimums. Securities carried at $47.28 billion as of September 30, 2008, compared to $39.84 billion as of December 31, 2007, were designated as pledged for public and trust deposits, borrowed funds and for other purposes as provided by law, and are excluded from the liquid assets calculation. Liquid assets and pledged securities described above excluded securities purchased under the Federal Reserve Bank of Boston’s AMLF. Included in liquid assets are securities that have been pledged to the Federal Reserve Bank of Boston in order to secure our ability to borrow from the discount window should the need arise. This access to primary credit borrowing is an important source of back-up liquidity for State Street Bank. As of September 30, 2008, we had no outstanding primary credit borrowings from the discount window.

Based upon our level of liquid assets and our ability to access the capital markets for additional funding when necessary, including our ability to issue debt and equity securities under our current universal shelf registration, management considers overall liquidity at September 30, 2008 to be more than sufficient to meet State Street’s current commitments and business needs, including accommodating the transaction and cash management needs of our customers.

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

We maintain an effective universal shelf registration that allows for the offering and sale of debt securities, capital securities, common stock, depositary shares and preferred stock, and warrants to purchase such securities, including any shares into which the preferred stock and depositary shares may be convertible, or any combination thereof. We have, as discussed previously, issued in the past, and we may issue in the future, securities pursuant to the shelf registration. The issuance of debt or equity securities will depend on future market conditions, funding needs and other factors.

We currently maintain a commercial paper program, under which we can issue up to $3 billion with original maturities of up to 270 days from the date of issue. At September 30, 2008, we had $1.34 billion of commercial paper outstanding, compared to $2.36 billion at December 31, 2007.

State Street Bank currently has authority to issue bank notes up to an aggregate of $750 million with original maturities ranging from 14 days to five years. At September 30, 2008, no notes payable were outstanding and all $750 million was available for issuance. In addition, State Street Bank currently has authority to issue up to an aggregate of $1 billion of subordinated bank notes.

State Street Bank currently maintains a line of credit with a financial institution of CAD $800 million, or approximately USD $755 million as of September 30, 2008, to support its Canadian securities processing operations. The line of credit has no stated termination date and is cancelable by either party with prior notice. As of September 30, 2008, no balance was outstanding on this line of credit.

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

As part of our trading activities, we assume positions in the foreign exchange and interest-rate markets by buying and selling cash instruments and using derivatives, including foreign exchange forward contracts, foreign exchange and interest-rate options and interest-rate swaps. As of September 30, 2008, the aggregate notional amount of these derivatives was $915.59 billion, of which $841.01 billion were foreign exchange forward, swap and spot contracts. In the aggregate, long and short foreign exchange forward positions are closely matched to minimize currency and interest-rate risk. All foreign exchange contracts are valued daily at current market rates. Additional information about trading derivatives is in note 12 to the consolidated financial statements included in this Form 10-Q.

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

The following table presents value-at-risk with respect to our trading activities, as measured by our value-at-risk methodology for the periods indicated:

	Nine Months Ended September 30,
VALUE-AT-RISK	2008			2007
(In millions)	Average	Maximum	Minimum	Average	Maximum	Minimum
Foreign exchange products	$2.0	$4.4	$0.6	$1.8	$4.0	$0.7
Interest-rate products	1.1	2.4	0.6	1.6	3.7	0.1

We back-test the estimated one-day value-at-risk on a daily basis. This information is reviewed and used to confirm that all relevant trading positions are properly modeled. For the nine months ended September 30, 2008 and 2007, we did not experience any trading losses in excess of our end-of-day value-at-risk estimate.

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

Our investment activities and our use of derivatives are the primary tools used in managing interest-rate risk. We invest in financial instruments with currency, repricing, and maturity characteristics which we consider appropriate to manage our overall interest-rate risk position. We use certain derivatives, primarily interest-rate swaps, to alter the interest-rate characteristics of specific balance sheet assets or liabilities. The use of derivatives is subject to internally-approved guidelines. Additional information about our use of derivatives is in note 12 to the consolidated financial statements included in this Form 10-Q.

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

The following table presents the estimated exposure of NIR for the next twelve months, calculated as of September 30, 2008 and December 31, 2007, due to a ± 100-basis-point rate shock, and a ± 100-basis-point rate ramp, in then-current interest rates. Estimated incremental exposures set forth below are dependent on management’s assumptions about asset and liability sensitivities under various interest-rate scenarios, such as those previously discussed, and do not reflect any actions management may undertake in order to mitigate some of the adverse effects of interest-rate changes on State Street’s financial performance.

NIR-AT-RISK	Estimated Exposure to Net Interest Revenue
(In millions) Rate Change	September 30, 2008	December 31, 2007
+100 bps shock	$26	$(98)
-100 bps shock	(96)	7
+100 bps ramp	(3)	(44)
-100 bps ramp	(11)	20

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

The following table presents estimated EVE exposures, calculated as of September 30, 2008 and December 31, 2007, assuming an immediate and prolonged shift in interest rates, the impact of which would be spread over a number of years.

ECONOMIC VALUE OF EQUITY	Estimated Exposure to Economic Value of Equity
(In millions) Rate Change	September 30, 2008	December 31, 2007
+200 bps shock	$(933)	$(1,195)
-200 bps shock	344	48

The EVE results presented above indicate exposure to rising interest rates for both periods, although the magnitude of the exposure as of September 30, 2008 declined in comparison to December 31, 2007. The incremental decrease in EVE exposure to upward shifts in interest rates is attributable to runoff and sales of fixed-rate investment securities and the issuance of both equity and fixed-rate debt during the first half of 2008, offset in part by slower mortgage-related prepayments in the third quarter of 2008.

The liability-sensitive structure of the balance sheet responsible for EVE exposure to rising interest rates was also reflected in the NIR-at-risk exposure to rising rates as of December 31, 2007. In the first nine months of 2008, however, actions taken to increase the level of on-balance sheet, low-yielding liquid assets resulted in NIR-at-risk exposure becoming asset-sensitive. Prepayments from mortgage-backed securities are assumed to be higher in the downward 100-basis-point shock scenario relative to other interest rate scenarios. The re-investment of prepayments into lower-yielding liquid assets in this scenario more than offsets the benefit from reduced funding costs. As a result, NIR-at-risk exposure is greatest in the downward 100-basis-point shock scenario as of September 30, 2008.

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

At September 30, 2008, total gross loans and leases were $17.45 billion compared to $15.80 billion at December 31, 2007, primarily reflecting an increase in the volume of daily overdrafts, which generally result from advances for securities settlement related to customer investment activities. Overdrafts included in total gross loans were $12.40 billion and $11.65 billion at September 30, 2008 and December 31, 2007, respectively. Average overdrafts were approximately $7.77 billion for the third quarter of 2008, and $8.11 billion for the third quarter of 2007. These balances do not represent a significant increase in credit risk because of their short-term nature, which is generally overnight, as well as the lack of significant concentration and their occurrence in the normal course of the securities settlement process. An allowance for loan losses is maintained to absorb probable credit losses in the loan portfolio and is reviewed regularly by management for adequacy. The allowance for loan losses was $18 million at September 30, 2008, December 31, 2007 and September 30, 2007.

We purchase securities under agreements to resell. Risk is managed through a variety of processes, including establishing the acceptability of counterparties; limiting purchases largely to low-risk U.S. government securities; taking possession or control of transaction assets; monitoring levels of underlying collateral; and limiting the duration of the agreements. Securities are revalued daily to determine if we believe that additional collateral is necessary from the borrower. Most repurchase agreements are short-term, with maturities of less than 90 days.

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

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, we utilize two types of special purpose entities, referred to as SPEs, which are not recorded in our consolidated financial statements. Information about the activities of these SPEs, which are used in connection with our involvement with managed investment vehicles and our asset-backed commercial paper programs, is in notes 10 and 11 to the consolidated financial statements included in our 2007 Form 10-K and in note 9 to the consolidated financial statements included in this Form 10-Q. Additional information about the commercial paper programs is provided below.

The risks associated with providing administration, liquidity, and/or credit enhancements to SPEs are reviewed as part of our corporate risk management process in a manner that is consistent with applicable policies and guidelines. Management believes that State Street has sufficient liquidity plans in place to cover foreseeable risks associated with these activities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Asset-Backed Commercial Paper Programs

We administer four third-party-owned, special-purpose, multi-seller asset-backed commercial paper programs, commonly referred to as conduits, the first of which was established in 1992. These conduits, which are structured as bankruptcy-remote entities and are not recorded in our consolidated financial statements under existing accounting standards, are designed to satisfy the investment demand of our institutional customers, particularly mutual fund customers, for commercial paper.

Total assets in the four unconsolidated State Street-administered conduits were approximately $25.50 billion at September 30, 2008, compared to $28.76 billion at December 31, 2007, with the decrease generally the result of asset amortization and the impact of foreign currency translation. The conduits obtain funding through the issuance of commercial paper and hold diversified portfolios of investments, which are predominately composed of securities purchased in the capital markets. These investments are principally collateralized by mortgages, student loans, automobile and equipment loans and credit card receivables. Conduit assets are not sourced from our consolidated balance sheet.

The following tables provide additional information with respect to the composition of the conduits’ asset portfolios, in the aggregate, as of September 30, 2008. As of this date, none of the conduits’ holdings were composed of sub-prime securities. Approximately $2.7 billion, or 11% of the conduits’ assets, were wrapped by monoline insurers. The weighted-average maturity of the aggregate conduit assets was approximately four years.

CONDUIT ASSETS BY COLLATERAL TYPE

(Dollars in billions)	Amount	Percent of Total Conduit Assets
Australian residential mortgage-backed securities	$3.6	14%
European residential mortgage-backed securities	4.0	16
U.S. residential mortgage-backed securities	3.6	14
United Kingdom residential mortgage-backed securities	1.8	7
Student loans	3.0	12
Auto and equipment loans	3.0	12
Credit cards	2.0	8
Other(1)	4.5	17

Total conduit assets	$25.5	100%

(1)

“Other” included trade receivables, collateralized loan obligations, business/commercial loans, collateralized debt obligations, municipal obligations and trust preferred securities. No individual asset class represented more than 2% of total conduit assets, except for trade receivables, which were 3%, and collateralized loan obligations, which were 4%, of aggregate conduit assets.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

CONDUIT ASSETS BY CREDIT RATING

(Dollars in billions)	Amount	Percent of Total Conduit Assets
AAA/Aaa	$13.7	53%
AA/Aa	4.3	17
A/A	2.5	10
BBB/Baa	1.8	7
BB/Ba	0.2	1
B/B	0.1	1
Not rated(2)	2.9	11

Total conduit assets	$25.5	100%

(2)

These assets reflect structured transactions. While not rated, the transactions have been reviewed by independent credit rating agencies and have been structured to maintain the conduits’ P1 or similar rating.

CONDUIT ASSETS BY ASSET ORIGIN

(Dollars in billions)	Amount	Percent of Total Conduit Assets
U.S.	$11.2	44%
Australia	5.0	20
Great Britain	2.3	9
Spain	1.8	7
Italy	1.7	6
Portugal	0.6	2
Germany	0.7	3
Netherlands	0.4	2
Greece	0.3	1
Belgium	0.3	1
France	0.2	1
Ireland	0.2	1
Other	0.8	3

Total conduit assets	$25.5	100%

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Any credit losses of the conduits would be absorbed by (1) investors in the subordinated debt, commonly referred to as first-loss notes, issued by the conduits; (2) State Street, pursuant to our contractual obligations; and (3) the holders of the conduits’ commercial paper. The investors in the first-loss notes, which are independent third parties, would absorb the first dollar of any credit loss on the conduits’ assets. If credit losses exceeded the amount of first-loss notes, we would absorb credit losses through credit facilities provided to the conduits, which facilities are discussed later in this section. The commercial paper holders would absorb credit losses after the first-loss notes and State Street’s credit facilities have been exhausted. We have developed a financial model to estimate and allocate each conduit’s expected losses.

In order to estimate expected losses as required by FIN 46(R), we estimate possible defaults of the conduits’ assets and allocate the expected losses to the conduits’ variable interest holders based on the order in which actual losses would be absorbed, as described above. The financial model estimates expected losses based on hundreds of thousands of probability-weighted loss scenarios. These simulations incorporate published rating-agency data to estimate expected losses due to credit risk. Primary assumptions incorporated into the financial model relative to credit risk variability, such as default probabilities and loss severities, are directly linked to the conduit’s underlying assets. These default probabilities and loss severity assumptions vary by asset class and ratings of individual conduit assets. Accordingly, the model’s estimation of expected losses is significantly affected by the credit ratings and asset mix of each conduit’s assets. These statistics are reviewed by management regularly and more formally on an annual basis. If downgrades occur and/or asset mix changes significantly, or if defaults occur on the conduits’ underlying assets, we may conclude that the current level of first-loss notes is insufficient to absorb a majority of the conduits’ expected losses.

We perform stress tests and sensitivity analyses, with respect to each conduit, in order to model potential scenarios that could cause the amount of first-loss notes to be insufficient to absorb the majority of the conduits’ expected losses. As part of these analyses, we have identified certain conduit assets that could be more susceptible to credit downgrade because of their underlying credit characteristics. Our scenario testing specifically addresses asset classes that have experienced significant price erosion and/or have little observed market activity. Examples of scenarios that are designed to measure the sensitivity of the sufficiency of the first-loss notes include assuming a downgrade of all assets which have underlying monoline insurance support, and assuming a downgrade concerning certain other conduit securities for which our analysis of the timing and amount of expected cash flows for selected security default expectations does not re-affirm the security’s current external credit rating. These simulations do not include a scenario whereby all positions are simultaneously downgraded, the possibility of which we consider remote. In addition, a scenario could arise where one or more defaults could be so severe that the associated losses would exhaust a conduit’s total first-loss notes currently outstanding.

Since the conduits were first organized, we have entered into contractual obligations, usually in the form of liquidity asset purchase agreements, to provide most or all of the conduits’ liquidity, by agreeing to purchase assets from the conduits at their book value upon the occurrence of certain events. Other institutions can and do provide contractual liquidity to the conduits, primarily through liquidity asset purchase agreements. As required by these agreements, we and the other institutions provide back-up liquidity in the event that the conduits cannot meet their funding needs through the issuance of commercial paper. In the event that maturing commercial paper cannot be reissued into the market by the conduits’ dealer group, we and the other institutions providing liquidity may be required to purchase portfolio assets from the conduits. State Street may also provide liquidity by purchasing commercial paper or providing other extensions of credit to the conduits. In addition, we may be required to purchase assets from the conduits in connection with certain events related to those assets. As of September 30, 2008, our commitments under these liquidity asset purchase agreements and back-up lines of credit totaled $25.22 billion.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Pursuant to the contractual terms of our liquidity asset purchase agreement with the conduits, we were required to purchase $850 million of conduit assets during the first quarter of this year. The purchase was the result of various factors, including the continued illiquidity in the commercial paper markets. The securities were purchased at prices determined in accordance with existing contractual terms in the liquidity asset purchase agreement, and which exceeded their fair value. Accordingly, during the first quarter of 2008, the securities were written down to fair value through a $12 million reduction of processing fees and other revenue in our consolidated statement of income. The securities are carried at fair value in securities available for sale in our consolidated statement of condition. None of our liquidity asset purchase agreements with the conduits were drawn upon during the second or third quarters of 2008.

We also provide additional support to the conduits in the form of standby letters of credit. These standby letters of credit serve as back-up liquidity to the liquidity asset purchase agreements, as well as credit enhancement. As of September 30, 2008, our commitments under these standby letters of credit totaled $1.02 billion. None of these standby letters of credit were drawn upon during the first nine months of 2008.

The conduits generally sell commercial paper to third-party investors; however, we sometimes purchase commercial paper from the conduits. As of September 30, 2008, we held on our consolidated balance sheet an aggregate of approximately $7.82 billion of commercial paper issued by the conduits (including $1.63 billion purchased under the Federal Reserve Bank of Boston’s AMLF), compared to $212 million as of June 30, 2008, $292 million as of March 31, 2008, $2 million as of December 31, 2007 and $730 million as of September 30, 2007. For the third quarter of 2008, the highest total overnight position in the conduits’ commercial paper held by State Street was approximately $9.22 billion ($8.21 billion excluding purchases under the AMLF), and the average total overnight position for the same period was approximately $2.09 billion ($1.99 billion excluding purchases under the AMLF), or 7.7% of the conduits’ aggregate average commercial paper outstanding for the third quarter of 2008. Excluding AMLF-related purchases, the commercial paper we hold is purchased at current market prices, and is carried at fair value in trading account assets in our consolidated statement of condition. Holdings have been higher than the levels of commercial paper we have historically held, which is reflective of the continued illiquidity in the asset-backed commercial paper markets, particularly during the third quarter, and our desire to provide short-term stability to the conduits’ funding costs.

Investors continue to be concerned about the credit quality of the underlying assets generally held in asset-backed commercial paper conduits and similar vehicles across the industry. As a result, the ongoing illiquidity in the global fixed-income securities markets continues to make the funding of the State Street-administered conduits more challenging than in normal market conditions, and the yields that issuers have to pay on asset-backed commercial paper continue to exceed historical norms. Commercial paper is generally being placed by the State Street-administered conduits with higher investor yields than historically experienced, which we believe is consistent with the experience of other market participants. The increase in yields has compressed the spread between the rate earned on the conduits’ assets and the conduits’ funding costs. The weighted-average maturity of the conduits’ commercial paper was approximately 15 days as of September 30, 2008, compared to approximately 20 days as of June 30, 2008, 16 days as of March 31, 2008, 20 days as of December 31, 2007 and 15 days as of September 30, 2007.

We intend to continue to manage the liquidity of the programs, if and as necessary, through purchases of commercial paper; however, if due to further deterioration in the liquidity of the fixed-income securities markets or otherwise, purchasing additional assets from the conduits pursuant to the contractual terms of the underlying liquidity asset purchase agreement becomes necessary, we anticipate that we could fund those additional purchases.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

For the third quarter and first nine months of 2008, the fee revenue generated from our involvement with the conduits was approximately $6 million and $30 million, respectively, compared to $11 million and $50 million for the comparable periods in 2007. We earn fees from our role as administrator, liquidity, or credit enhancement provider and as one of the dealers, the fees for which activities are priced on a market basis. These fees are recorded in processing fees and other revenue in our consolidated statement of income. Our overall conduit business activities generated a pre-tax gain, which included the fee revenue described above, of approximately $10 million for the third quarter of 2008 and $7 million for the first nine months of this year, compared to a pre-tax gain of $8 million for the third quarter of 2007 and $40 million for the first nine months of 2007. The year-to-date decrease in profitability compared to 2007 resulted primarily from the change in fair value of the basis swaps used to mitigate the conduits’ basis risk and the above-described decline in fee revenue.

As described above, we provide the conduits with contractual liquidity, usually in the form of liquidity asset purchase agreements. If a conduit experienced a problem with an asset, the conduits could, subject to certain conditions, invoke the liquidity asset purchase agreement, requiring State Street to purchase the asset from the conduit at a price that may exceed the fair value of the asset. If this purchase were to occur, we would recognize a loss upon purchase of the asset. Any loss from a credit default would first be offset by the level of funding provided by the first-loss note holders. Currently, in light of the continued illiquidity in the markets, we expect that an asset purchase would result in a write-down, which may be recovered in future periods, depending on State Street’s actions after the asset is purchased and on market conditions at that time.

It is also possible, under existing accounting standards, that we would be required to consolidate one or more of the conduits’ assets and liabilities onto our consolidated balance sheet. This consolidation would occur if we were determined to be the primary beneficiary of the conduits as defined in FIN 46(R). For example, if market developments or downgrades in credit ratings of conduit assets required us to modify our expected loss assumptions, or if one or more conduit assets defaulted, we could be required to increase the amount of first-loss notes in order for the investors in the first-loss notes to continue to be considered the primary beneficiaries of the conduits. If the conduits were not able to issue additional first-loss notes or take other actions, we could be determined to be the primary beneficiary of the conduits, and we would be required to consolidate the conduits’ assets and liabilities onto our consolidated balance sheet. Accounting standards related to off-balance sheet vehicles are being reconsidered by the FASB, and industry-wide revisions are under discussion that could require us to consolidate all of the conduits we administer into our consolidated financial statements on January 1, 2010.

During the first half of 2008, certain of the conduits issued an aggregate of $35 million of incremental subordinated debt, or first-loss notes, to third parties to provide additional first-loss protection in light of the continued disruption and resulting volatility in the markets. The subordinated debt was issued subject to consistent underlying terms. First-loss notes outstanding at September 30, 2008 for the conduits in the aggregate totaled $67 million, compared to $32 million at December 31, 2007. The additional first-loss notes were issued during 2008 even though the results of our expected loss analysis supported our conclusion that the then outstanding first-loss notes were sufficient with respect to our determination that we were not the primary beneficiary of the conduits, and that consolidation of the conduits was not required.

We performed our expected loss analysis as of September 30, 2008, and determined that our model assumptions continued to be appropriate and were reflective of market participant assumptions. Accordingly, management concluded as of September 30, 2008 that consolidation of the conduits was not required. We review the accounting treatment of each of the conduits at least quarterly, and more frequently if specific events warrant.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Two significant factors continue to impact the conduits. First, the conduits’ cost of financing has increased significantly over the past year, reflecting the impact of broad market concern surrounding off-balance sheet arrangements, specifically collateralized debt obligations, asset-backed conduits and special investment vehicles. During this period, these financing costs have continued to be above historical norms. Second, the conduits’ assets have continued to experience price erosion, since the vast majority of assets are asset- and mortgage-backed securities. Our expected loss analysis is sensitive to credit ratings and default probabilities of underlying conduit assets. The aggregate pre-tax unrealized loss on the conduits’ assets has increased from $850 million at December 31, 2007 to $2.71 billion at June 30, 2008, to $3.56 billion at September 30, 2008. During the third quarter of 2008, 21 conduit securities were downgraded and 94 securities were placed on credit watch, out of a total of approximately 720 securities held by the conduits. The actions related to downgrades and placement on credit watch have substantially resulted from credit rating downgrades of the monoline insurers that support certain of the conduits’ securities. Both the increase in the conduits’ cost of financing and the price erosion in the conduits’ assets are factors that have been contemplated in the most recent expected loss analysis. In addition, none of the conduits’ assets defaulted during the first nine months of 2008.

If consolidation were to occur because we determined that we were the primary beneficiary of the conduits as defined in FIN 46(R), we would consolidate the conduits’ assets and liabilities onto our consolidated balance sheet at fair value. We expect that we would recognize an extraordinary loss on the date of consolidation if the fair value of the conduits’ liabilities exceeded the fair value of the conduits’ assets, as they do currently. This loss would be recovered back into income over the remaining lives of the assets, assuming that the assets were held to maturity and that we recovered the full principal amount of the securities.

Purchasing or consolidating all or a significant portion of the assets of the conduits would affect the size and composition of our consolidated balance sheet and alter our financial and regulatory capital ratios, and may affect our earnings. Under existing accounting standards, and in light of our continued ability to manage the liquidity of the commercial paper as described above, we do not currently anticipate that this action will become necessary. However, for illustrative purposes only, assuming estimated fair values of the conduits’ assets as of September 30, 2008, if all of the conduits’ assets were purchased pursuant to the liquidity asset purchase agreements, or if the conduits’ assets and liabilities were consolidated onto our consolidated balance sheet, we estimate that we would recognize a pre-tax loss of approximately $3.56 billion (approximately $2.14 billion after-tax) in our consolidated statement of income.

This estimate assumes that all of the conduits, with total assets of approximately $25.50 billion as of September 30, 2008, are consolidated on that date; that the assets of the conduits are recorded at fair value, which is based on State Street’s consistent application of its pricing policies for conduit assets; and that the pre-tax loss is tax-effected at a 40% marginal income tax rate. If this consolidation were to occur in the future, or we were required to purchase assets pursuant to the liquidity asset purchase agreements at prices in excess of the fair value of the assets, the ultimate amount of loss will be based upon market conditions at the date such a determination is made, which could differ from the estimate provided above. As described above, if the assets were consolidated for accounting purposes pursuant to FIN 46(R), we expect that this loss would be recorded as an extraordinary loss, after income from continuing operations. If we were to purchase the assets pursuant to the liquidity asset purchase agreements, to the extent that a loss was incurred, we would recognize the loss in continuing operations.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

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

For illustrative purposes, assuming estimated fair values of the conduits’ assets as of September 30, 2008, priced as described above, if all of the conduits’ assets and liabilities were consolidated onto our consolidated balance sheet on September 30, 2008, the following table presents the estimated impact on State Street’s and State Street Bank’s regulatory capital ratios as of that date.

	State Street		State Street Bank
	Reported as of September 30, 2008	Adjusted for Conduit Consolidation as of September 30, 2008	Reported as of September 30, 2008	Adjusted for Conduit Consolidation as of September 30, 2008
Tier 1 leverage ratio	8.4%	6.9%	6.7%	5.1%
Tier 1 risk-based capital ratio	16.0	13.1	12.7	9.7
Total risk-based capital ratio	17.2	14.3	14.1	11.2

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

CONTROLS AND PROCEDURES

State Street has established and maintains disclosure controls and procedures that are designed to ensure that material information relating to State Street and its subsidiaries on a consolidated basis required to be disclosed in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to State Street management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. For the quarter ended September 30, 2008, State Street’s management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of State Street’s disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that State Street’s disclosure controls and procedures were effective as of September 30, 2008.

CONTROLS AND PROCEDURES (Continued)

State Street has also established and maintains internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. In the ordinary course of business, State Street routinely enhances its internal control over financial reporting by either upgrading its current systems or implementing new systems. Changes have been made and will be made to State Street’s internal control over financial reporting as a result of these efforts. During the quarter ended September 30, 2008, there was no change in State Street’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, State Street’s internal control over financial reporting.

STATE STREET CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
(Dollars in millions, except per share amounts)
Fee revenue:
Servicing fees	$966	$937	$2,903	$2,421
Management fees	261	299	819	844
Trading services	363	320	1,049	800
Securities finance	246	165	901	425
Processing fees and other	63	78	194	216

Total fee revenue	1,899	1,799	5,866	4,706
Net interest revenue:
Interest revenue	1,027	1,383	3,452	3,758
Interest expense	502	919	1,645	2,584

Net interest revenue	525	464	1,807	1,174
Provision for loan losses	—	—	—	—

Net interest revenue after provision for loan losses	525	464	1,807	1,174
Gains (Losses) related to investment securities, net	(3)	(23)	(3)	(23)
Gain on sale of CitiStreet interest, net of exit and other associated costs	350	—	350	—

Total revenue	2,771	2,240	8,020	5,857
Operating expenses:
Salaries and employee benefits	1,022	916	3,144	2,463
Information systems and communications	151	145	470	398
Transaction processing services	165	165	499	435
Occupancy	116	109	341	301
Merger and integration costs	30	141	88	141
Professional services	85	66	273	153
Amortization of other intangible assets	34	32	100	59
Other	322	115	625	310

Total operating expenses	1,925	1,689	5,540	4,260

Income before income tax expense	846	551	2,480	1,597
Income tax expense	369	193	925	559

Net income	$477	$358	$1,555	$1,038

Earnings per share:
Basic	$1.11	$.92	$3.82	$2.95
Diluted	1.09	.91	3.78	2.91
Average shares outstanding (in thousands):
Basic	430,872	386,843	407,186	352,410
Diluted	435,030	392,150	411,204	356,695
Cash dividends declared per share	$.24	$.22	$.71	$.65

The accompanying condensed notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION

CONSOLIDATED STATEMENT OF CONDITION

	September 30, 2008	December 31, 2007
(Dollars in millions, except per share amounts)	(Unaudited)	(Note 1)
Assets:
Cash and due from banks	$58,263	$4,733
Interest-bearing deposits with banks	18,430	5,579
Securities purchased under resale agreements	9,598	19,133
Federal funds sold	1,500	4,540
Trading account assets	6,332	589
Investment securities available for sale	68,881	70,326
Investment securities held to maturity purchased under money market liquidity facility (fair value of $76,616)	76,660	—
Investment securities held to maturity (fair value of $3,802 and $4,225)	3,945	4,233
Loans and leases (net of allowance of $18)	17,430	15,784
Premises and equipment	1,987	1,894
Accrued income receivable	1,915	2,096
Goodwill	4,516	4,567
Other intangible assets	1,890	1,990
Other assets	14,217	7,079

Total assets	$285,564	$142,543

Liabilities:
Deposits:
Noninterest-bearing	$70,033	$15,039
Interest-bearing—U.S.	9,988	14,790
Interest-bearing—Non-U.S.	70,848	65,960

Total deposits	150,869	95,789
Securities sold under repurchase agreements	17,274	14,646
Federal funds purchased	1,984	425
Short-term borrowings under money market liquidity facility	76,627	—
Other short-term borrowings	4,289	5,557
Accrued taxes and other expenses	2,443	4,392
Other liabilities	14,908	6,799
Long-term debt	4,106	3,636

Total liabilities	272,500	131,244
Commitments and contingencies (note 8)

Shareholders’ Equity:
Preferred stock, no par: authorized 3,500,000 shares; issued none
Common stock, $1 par: authorized 750,000,000 shares, issued 431,950,903 and 398,366,326 shares	432	398
Surplus	6,793	4,630
Retained earnings	9,002	7,745
Accumulated other comprehensive loss	(3,146)	(575)
Treasury stock, at cost (404,943 and 12,081,863 shares)	(17)	(899)

Total shareholders’ equity	13,064	11,299

Total liabilities and shareholders’ equity	$285,564	$142,543

The accompanying condensed notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Total
(Dollars in millions, except per share amounts, shares in thousands)	Shares	Amount				Shares	Amount
Balance at December 31, 2006	337,126	$337	$399	$7,030	$(224)	4,688	$(290)	$7,252
Adjustment for effect of applying provisions of FASB Staff Position No. FAS 13-2				(226)				(226)

Adjusted balance at January 1, 2007	337,126	337	399	6,804	(224)	4,688	(290)	7,026
Comprehensive income:
Net income				1,038				1,038
Change in net unrealized loss on available-for-sale securities, net of related taxes of $(164) and reclassification adjustment					(247)			(247)
Foreign currency translation, net of related taxes of $45					111			111
Change in net unrealized loss on cash flow hedges, net of related taxes of $(1)					(1)			(1)
Change in net unrealized loss on hedges of net investments in non-U.S. subsidiaries, net of related taxes $(3)					(6)			(6)
Change in minimum pension liability, net of related taxes					(2)			(2)

Total comprehensive income				1,038	(145)			893
Cash dividends declared ($.65 per share)				(232)				(232)
Common stock acquired						13,369	(1,002)	(1,002)
Common stock awards and options exercised, including tax benefit of $38	401	—	39			(4,500)	289	328
Common stock issued in connection with acquisition	60,843	61	4,166					4,227
Other			12			19	(2)	10

Balance at September 30, 2007	398,370	$398	$4,616	$7,610	$(369)	13,576	$(1,005)	$11,250

Balance at December 31, 2007	398,366	$398	$4,630	$7,745	$(575)	12,082	$(899)	$11,299
Comprehensive income:
Net income				1,555				1,555
Change in net unrealized loss on available-for-sale securities, net of related taxes of $(1,580) and reclassification adjustment					(2,516)			(2,516)
Change in net unrealized loss on fair value hedges of available-for-sale securities, net of related taxes of $36					55			55
Foreign currency translation, net of related taxes of $(53)					(108)			(108)
Change in net unrealized loss on cash flow hedges, net of related taxes of $(1)					(3)			(3)
Change in net unrealized loss on hedges of net investments in non-U.S. subsidiaries, net of related taxes					1			1

Total comprehensive income				1,555	(2,571)			(1,016)
Cash dividends declared ($.71 per share)				(298)				(298)
Common stock acquired						552
Common stock issued	33,156	34	2,181			(7,391)	538	2,753
Contract payments to State Street Capital Trust III			(36)					(36)
Common stock awards and options exercised, including tax benefit of $52	429		18			(4,838)	344	362

Balance at September 30, 2008	431,951	$432	$6,793	$9,002	$(3,146)	405	$(17)	$13,064

The accompanying condensed notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
(In millions)	2008	2007
Operating Activities:
Net income	$1,555	$1,038
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Non-cash adjustments for depreciation, amortization, and deferred income tax expense	463	360
Gains (Losses) related to investment securities, net	3	23
Change in trading account assets, net	(6,206)	(520)
Other, net	738	(124)

Net cash provided by (used in) operating activities	(3,447)	777

Investing Activities:
Net increase in interest-bearing deposits with banks	(12,851)	(1,318)
Net decrease in securities purchased under resale agreements and federal funds sold	12,575	2,115
Proceeds from sales of available-for-sale securities	5,152	4,207
Proceeds from maturities of available-for-sale securities	20,125	16,521
Purchases of available-for-sale securities	(27,773)	(24,073)
Purchases under money market liquidity facility, net	(76,707)	—
Proceeds from maturities of held-to-maturity securities	1,178	636
Purchases of held-to-maturity securities	(890)	(378)
Net increase in loans	(1,785)	(1,742)
Business acquisitions, net of cash acquired	38	(643)
Purchases of equity investments and other long-term assets	(175)	(146)
Proceeds from sale of equity investment	464	—
Purchases of premises and equipment	(398)	(347)
Other, net	254	69

Net cash used in investing activities	(80,793)	(5,099)

Financing Activities:
Net increase (decrease) in time deposits	52,032	(9,152)
Net increase in all other deposits	3,043	25,141
Net increase in short-term borrowings under money market liquidity facility, net	76,719	—
Net increase (decrease) in other short-term borrowings	2,919	(9,291)
Proceeds from issuance of long-term debt, net of issuance costs	493	1,488
Payments for long-term debt and obligations under capital leases	(39)	(528)
Proceeds from public offering of common stock, net of issuance costs	2,251	—
Proceeds from issuances of common stock for exercises of common stock options	11	—
Proceeds from issuances of treasury stock	623	124
Purchase of common stock	—	(1,002)
Payments for cash dividends	(282)	(216)

Net cash provided by financing activities	137,770	6,564

Net increase	53,530	2,242
Cash and due from banks at beginning of period	4,733	2,368

Cash and due from banks at end of period	$58,263	$4,610

Non-cash investing and financing activities for the nine months ended September 30, 2008 and 2007 were composed of commitments for construction costs of $32 million and $150 million, respectively, recorded in premises and equipment and other liabilities, in connection with a new foreign office lease agreement.

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

The consolidated financial statements accompanying these condensed notes are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the consolidated results of operations in these financial statements, have been made. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and these condensed notes. Actual results could differ from those estimates. Consolidated results of operations for the three and nine months ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. Certain previously reported amounts have been reclassified to conform to current period classifications as presented in this Form 10-Q.

The consolidated statement of condition at December 31, 2007, has been derived from the audited financial statements at that date, but does not include all footnotes required by GAAP for a complete set of financial statements. The accompanying consolidated financial statements and these condensed notes should be read in conjunction with the financial and risk factors information included in our 2007 Form 10-K, and in conjunction with the risk factors discussion included in our Current Report on Form 8-K dated October 15, 2008, which we previously filed with the SEC.

Recent Accounting Developments

On October 10, 2008, the FASB issued FSP FAS 157-3, Determining Fair Value in a Market That Is Not Active, on an expedited basis to help entities measure fair value in markets that are not active. The FSP, which was effective upon issuance, is consistent with the joint press release issued by the FASB and the SEC on September 30, 2008, which provided general clarification of guidance on determining fair value pursuant to SFAS No. 157 when markets are inactive. The FSP reiterates current accounting standards that require our

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 1.    Summary of Significant Accounting Policies (Continued)

investment securities portfolio to be recorded at fair value in our consolidated statement of condition. Fair value continues to be defined as the price at which a transaction would occur between willing market participants on the measurement date. Consistent with the FSP, we continue to assess the amount and quality of market information that supports our estimate of the fair value of the investment securities in our portfolio. Given current market illiquidity, we will continue to assess our portfolio valuations to determine the most appropriate method for estimating the fair value of our portfolio.

In September 2008, the FASB issued, for comment, revisions to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125, and FASB Interpretation No. 46, as revised, Consolidation of Variable Interest Entities, referred to as FIN 46(R). The proposed revisions include the removal of the scope exception from FIN 46(R) for qualified special purpose entities, or QSPEs; a revision of the current risks and rewards-based FIN 46(R) consolidation model to a qualitative model based on control; and a requirement that consolidation of variable interest entities, or VIEs, be reevaluated on an ongoing basis. Although the proposed revisions have not yet been finalized, these changes may have a significant impact on our consolidated financial statements, as we may be required to consolidate VIEs that are not currently consolidated based on our analysis using the consolidation model in FIN 46(R). The proposed revisions would be effective beginning January 1, 2010.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. The new standard identifies the sources of accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP, and refers to these sources as the GAAP hierarchy. The new standard is effective 60 days following the SEC’s approval of amendments to existing auditing standards by the Public Company Accounting Oversight Board. We currently prepare our consolidated financial statements in conformity with the GAAP hierarchy as presented in the new standard, and do not expect its adoption to have a material impact on our consolidated financial condition or results of operations.

In April 2008, the FASB issued FASB Staff Position FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP removes the requirement of SFAS No. 142, Goodwill and Other Intangible Assets, that an entity consider, when determining the useful life of an acquired intangible asset, whether the intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions associated with the intangible asset. Instead, the FSP replaces the above-described useful life assessment criteria with a requirement that an entity consider its own experience in renewing similar arrangements. If the entity has no relevant experience, it would consider market participant assumptions regarding renewal. The FSP is effective beginning January 1, 2009, including interim periods. We are currently evaluating the potential impact of adoption of the FSP.

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

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 2.    Divestitures

On July 1, 2008, we completed the sale of our 50% joint venture interest in CitiStreet, a benefits servicing business that provides retirement plan recordkeeping and administrative services and at that date had approximately $220 billion in assets under administration on behalf of corporate and government entities, employee unions and other customers. The premium received in connection with the sale was $407 million, and we recorded a resulting pre-tax gain of $350 million in our consolidated statement of income during the third quarter of 2008, net of exit and other associated costs incurred in connection with the sale. These costs totaled $57 million, and consisted of incentive compensation of $30 million, professional fees of $10 million, and other related costs of $17 million.

Note 3.    Investment Securities

The table set forth below presents the components of investment securities as of the dates indicated. Additional information with respect to the investment securities purchased under the Federal Reserve Bank of Boston’s Asset-Backed Commercial Paper Money Market Mutual Fund Liquidity Facility, or AMLF, is provided in Note 6.

	September 30, 2008				December 31, 2007
	Amortized Cost	Unrealized		Fair Value	Amortized Cost	Unrealized		Fair Value
(In millions)		Gains	Losses			Gains	Losses
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$11,539	$19	$5	$11,553	$8,163	$32	$14	$8,181
Mortgage-backed securities	11,220	56	112	11,164	14,631	54	100	14,585

Subtotal	22,759	75	117	22,717	22,794	86	114	22,766
Asset-backed securities	29,275	4	3,408	25,871	26,100	2	1,033	25,069
Collateralized mortgage obligations	10,489	—	1,317	9,172	12,018	41	167	11,892
State and political subdivisions	6,030	20	376	5,674	5,756	79	22	5,813
Other debt investments	5,018	16	103	4,931	4,041	27	27	4,041
Money-market mutual funds	272	—	—	272	243	—	—	243
Other equity securities	239	11	6	244	479	24	1	502

Total	$74,082	$126	$5,327	$68,881	$71,431	$259	$1,364	$70,326

Held to maturity purchased under AMLF:
Asset-backed commercial paper(1)	$76,660	$1	$45	$76,616

Held to maturity:
U.S. Treasury and federal agencies:
Direct obligations	$501	$9		$510	$757	$9	$1	$765
Mortgage-backed securities	835	7	$3	839	940	7	6	941

Subtotal	1,336	16	3	1,349	1,697	16	7	1,706
Collateralized mortgage obligations	2,060	—	156	1,904	2,190	5	24	2,171
Other investments	549	1	1	549	346	2	—	348

Total	$3,945	$17	$160	$3,802	$4,233	$23	$31	$4,225

(1)	See note 6 for a description of the accounting for asset-backed commercial paper purchased under the AMLF.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 3.    Investment Securities (Continued)

Aggregate investment securities carried at $47.28 billion and $39.84 billion at September 30, 2008 and December 31, 2007, respectively, were designated as pledged for public and trust deposits, short-term borrowings and for other purposes as required by law. The amount at September 30, 2008 excluded investment securities pledged to the Federal Reserve Bank of Boston under the AMLF.

Gains and losses related to investment securities were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2008	2007	2008	2007
Gross gains from sales of available-for-sale securities	$29	$5	$67	$10
Gross losses from sales of available-for-sale securities	(3)	(11)	(26)	(16)
Other-than-temporary impairment write-downs	(29)	(17)	(44)	(17)

Net gains (losses)	$(3)	$(23)	$(3)	$(23)

Note 4.    Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill were as follows for the nine months ended September 30, 2008:

(In millions)	Investment Servicing	Investment Management	Total
Balance at December 31, 2007	$4,559	$8	$4,567
Adjustments of goodwill previously recorded	(33)	—	(33)
Other additions and translation adjustments	(17)	(1)	(18)

Balance at September 30, 2008	$4,509	$7	$4,516

The adjustments of goodwill resulted primarily from changes in purchase accounting associated with the acquisitions of Investors Financial Services Corp. and Currenex, Inc.

The gross carrying amount and accumulated amortization of other intangible assets were as follows as of September 30, 2008 and December 31, 2007:

	September 30, 2008			December 31, 2007
(In millions)	Gross Carrying Amount	Net Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$1,614	$(291)	$1,323	$1,615	$(227)	$1,388
Core deposits	500	(29)	471	500	(11)	489
Other	150	(54)	96	155	(42)	113

Total	$2,264	$(374)	$1,890	$2,270	$(280)	$1,990

Expected full-year amortization expense for other intangible assets is $135 million for 2008, $136 million for 2009, $133 million for 2010, $131 million for 2011 and $130 million for 2012.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 5.    Other Assets and Other Liabilities

Other assets included $9.34 billion and $4.51 billion of unrealized gains on derivative financial instruments at September 30, 2008 and December 31, 2007, respectively. Other liabilities included $9.64 billion and $4.57 billion of unrealized losses on derivative financial instruments at September 30, 2008 and December 31, 2007, respectively. The increases resulted primarily from higher volumes of foreign exchange contracts and changes in foreign currency exchange rates.

In 2007, in connection with the Investors Financial acquisition, we recorded liabilities for exit and termination costs of approximately $67 million. These costs were composed of liabilities for severance associated with Investors Financial employees, abandonment of Investors Financial operating leases, and termination of service and other contracts executed by Investors Financial with third parties. These costs were recorded as part of the purchase price, and resulted in additional goodwill. Payment of liabilities associated with contract terminations and severance is expected to be substantially completed by the end of 2008. The liability related to lease abandonments will be reduced over the terms of the related leases, which is approximately twelve years.

The following table presents activity related to these liabilities for the first nine months of 2008.

(In millions)	Contract Terminations	Severance	Lease Abandonments	Total
Balance at December 31, 2007	$10	$20	$31	$61
Payments	(10)	(4)	—	(14)
Other adjustments	—	(8)	4	(4)

Balance at September 30, 2008	$—	$8	$35	$43

Note 6.    Short-Term Borrowings

In September 2008, the Federal Reserve Bank of Boston instituted the “Asset-Backed Commercial Paper Money Market Mutual Funds Liquidity Facility,” referred to as the AMLF. The AMLF was designed to assist in restoring liquidity to the asset-backed commercial paper markets and assist registered money market mutual funds in maintaining adequate liquidity to meet investor redemption demand. The facility is authorized by federal regulations which permit the Federal Reserve, in unusual circumstances, to authorize Reserve Banks to extend credit to certain parties that are unable to obtain adequate credit accommodations.

The AMLF, which will be available until January 30, 2009 unless extended by the Board of Governors of the Federal Reserve, allows a depository institution or bank holding company to borrow funds on a non-recourse basis from the Federal Reserve Bank’s discount window in order to fund purchases of qualifying asset-backed commercial paper from an eligible money market mutual fund or other eligible entity under certain conditions. Borrowings under the facility are extended on a non-recourse basis at fixed interest rates equal to the primary credit rate in effect at the Federal Reserve Bank of Boston at the time of the borrowing. The terms and conditions of the AMLF stipulate that the term of the borrowing must equal the maturity of the eligible asset-backed commercial paper collateralizing the borrowing.

We participated in the AMLF during the third quarter of 2008 to provide liquidity to certain eligible unaffiliated money market mutual funds. As of September 30, 2008, we carried asset-backed commercial paper

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 6.    Short-Term Borrowings (Continued)

of $76.66 billion purchased under this facility in our consolidated balance sheet, and had corresponding outstanding borrowings under the AMLF totaling $76.63 billion. In accordance with recent industry guidance, the commercial paper is purchased at the fund’s cost, and an adjustment to the commercial paper purchased for the difference between its purchase price and its fair value at the time of purchase is recorded in our statement of income, with an offsetting adjustment to the corresponding borrowing. As a result, there is no net income statement impact. Thereafter, the purchase discount or premium is accreted or amortized into current earnings over the term of the commercial paper as a yield adjustment to the carrying value of the asset. The commercial paper is reported separately in our consolidated balance sheet in investment securities held to maturity. The corresponding short-term borrowings are also reported separately in our consolidated balance sheet. As of September 30, 2008, the aggregate securities we held in connection with our participation in the AMLF included approximately $1.63 billion of eligible asset-backed commercial paper issued by the State Street-administered asset-backed commercial paper conduits.

As described above, the borrowings are extended on a non-recourse basis. As such, there is no credit or market risk exposure to us on the assets, and as a result the terms of the AMLF permit exclusion of the assets from regulatory leverage and risk-based capital calculations. The interest rate on the borrowings is set by the Federal Reserve Bank, and we earn net interest revenue by earning a spread on the difference between the yield we earn on the assets and the rate we pay on the borrowings. For the third quarter of 2008, this net interest revenue totaled approximately $8 million.

Note 7.    Long-Term Debt

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 8.    Commitments and Contingencies

Off-Balance Sheet Commitments and Contingencies

In the normal course of business, we hold assets under custody and management in a custodial or fiduciary capacity. Management conducts regular reviews of its responsibilities in this regard and considers the results in preparing the consolidated financial statements. In the opinion of management, no contingent liabilities existed at September 30, 2008, that would have had a material adverse effect on State Street’s consolidated financial condition or results of operations.

On behalf of our customers, we lend their securities to brokers and other institutions. In most circumstances, we indemnify our customers for the fair market value of those securities against a failure of the borrower to return such securities. The aggregate amount of indemnified securities on loan totaled $493.62 billion at September 30, 2008, and $558.37 billion at December 31, 2007. We require the borrowers to provide collateral in an amount equal to or in excess of 100% of the fair market value of the securities borrowed. Securities on loan are revalued daily to determine if additional collateral is necessary. Collateral received in connection with our securities lending services is held by us as agent and is not recorded in our consolidated statement of condition. We held, as agent, cash and securities totaling $506.74 billion and $572.93 billion as collateral for indemnified securities on loan at September 30, 2008 and December 31, 2007, respectively.

The collateral held by us is invested on behalf of our customers. In certain cases, the collateral is invested in third-party repurchase agreements, for which we indemnify the customer against loss of the principal invested. We require the repurchase agreement counterparty to provide collateral in an amount equal to or in excess of 100% of the amount of the repurchase agreement. The indemnified repurchase agreements and the related collateral are not recorded in our consolidated statement of condition. Of the collateral of $506.74 billion at September 30, 2008 and $572.93 billion at December 31, 2007 referenced above, $98.25 billion at September 30, 2008 and $106.13 billion at December 31, 2007 was invested in indemnified repurchase agreements. We held, as agent, $102.87 billion and $111.02 billion as collateral for indemnified investments in repurchase agreements at September 30, 2008 and December 31, 2007, respectively.

Legal Proceedings

Several customers have filed litigation claims against us, some of which are putative class actions purportedly on behalf of customers invested in certain of State Street Global Advisors’, or SSgA’s, active fixed-income strategies. These claims relate to investment losses in one or more of SSgA’s strategies that included sub-prime mortgage-backed investments. In December 2007, we established a reserve of approximately $625 million to address legal exposure associated with the under-performance of certain active fixed-income strategies managed by SSgA and customer concerns as to whether the execution of these strategies was consistent with the customers’ investment intent. These strategies were adversely impacted by exposure to, and the lack of liquidity in, sub-prime mortgage markets that resulted from the disruption in the global securities markets during the second half of 2007. After aggregate settlement and related payments of $390 million through September 30, 2008, the reserve totaled approximately $235 million at September 30, 2008.

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

(UNAUDITED)

Note 8.    Commitments and Contingencies (Continued)

Income Tax Contingencies

In the normal course of business, we are subject to challenges from U.S. and non-U.S. income tax authorities regarding the amount of taxes due. These challenges may result in adjustments to the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions.

The IRS has completed its review of our 2000 – 2003 income tax returns. During those years, we entered into leveraged leases known as sale-in, lease-out, or SILO, transactions, which the IRS has since classified as tax shelters. The IRS has disallowed tax losses resulting from these leases. During the second quarter of 2008, while we were engaged in settlement discussions with them, the IRS won a court victory in a SILO case involving other taxpayers. Shortly after that decision, the IRS suspended all SILO settlement discussions and, during the third quarter of 2008, issued a standard SILO settlement offer to most taxpayers that had entered into such transactions. After reviewing the settlement offer, we decided not to accept it but to continue to pursue our appeal rights within the IRS. We believe that we reported the tax effects of all SILO lease transactions properly based upon applicable statutes, regulations and case law in effect at the time we entered into them.

In accordance with SFAS No. 13, Accounting for Leases, we recorded revenue and deferred tax liabilities with respect to SILO transactions based on projected pre-tax and tax cash flows. In consideration of the terms of the settlement offer and the context in which it was issued, during the third quarter of 2008, we revised our projections of the timing and amount of tax cash flows and we have reflected those revisions in our leveraged lease accounting under SFAS No. 13. We have also substantially reserved for tax-related interest expense that may be incurred upon resolution of this matter.

While it is unclear whether we will be able to reach an acceptable resolution with the IRS, management believes we are sufficiently accrued as of September 30, 2008 for tax exposures, including exposures related to SILO transactions, and related interest expense. If management revises its evaluation of this tax position in a future period, the effect of the revision will be recorded in income tax expense in that period.

Other Contingencies

In September and October 2008, Lehman Brothers Holdings Inc., or Lehman Brothers, and certain of its affiliates filed for bankruptcy or other insolvency proceedings. While we had no unsecured financial exposure to Lehman Brothers or its affiliates, we indemnified certain customers in connection with these and other collateralized repurchase agreements with Lehman Brothers entities. In the current market environment, the market value of the underlying collateral declined. To the extent these declines resulted in collateral value falling below the indemnification obligation, we recorded an aggregate reserve of $200 million for the third quarter of 2008. The amount of the reserve was based on the cost of satisfying the indemnification obligation net of the fair value of the collateral, of which we took possession during the fourth quarter of 2008.

Note 9.    Securitizations and Variable Interest Entities

Tax-Exempt Investment Programs

In the normal course of business, we structure and sell certificated interests in pools of tax-exempt investment-grade assets, principally to mutual fund customers. We structure these pools as partnership trusts, and

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 9.    Securitizations and Variable Interest Entities (Continued)

the trusts are recorded in our consolidated statement of condition as investment securities available for sale (state and political subdivisions) and other short-term borrowings. We may also provide liquidity and re-marketing services to the trusts.

We transfer assets to the trusts from our investment securities portfolio at adjusted book value, and the trusts finance the acquisition of these assets by selling certificated interests issued by the trusts to third-party investors and to State Street as residual holder. These transfers do not meet the derecognition criteria of SFAS No. 140, and therefore are recorded in our consolidated financial statements. On a cumulative basis, the trusts had a weighted-average life of approximately 8.29 years at September 30, 2008, compared to approximately 8.6 years at December 31, 2007.

Under separate agreements, we provide standby bond purchase agreements to the trusts, which obligate State Street to acquire the certificated interests at par value in the event that the re-marketing agent is unable to place the certificated interests with investors. Our obligations as standby bond purchase agreement provider terminate in the event of the following credit events: payment default, bankruptcy of issuer or credit enhancement provider, imposition of taxability, or downgrade of an asset held by the trust below investment grade. Our commitments to the trusts under these standby bond purchase agreements totaled $2.99 billion at September 30, 2008, none of which had been utilized through period-end. In the event that our obligations under these agreements are triggered, no material impact to our consolidated financial condition or results of operations is expected to occur, because the securities are carried at fair value in our consolidated statement of condition.

Asset-Backed Commercial Paper Programs

We established our first asset-backed commercial paper program in 1992, primarily to satisfy the investment demand of our institutional customers, particularly mutual fund customers, for commercial paper. Currently, we administer four third-party owned, multi-seller asset-backed commercial paper programs, or “conduits,” which purchase financial instruments, predominantly securities from the capital markets. These conduits, which are structured as special purpose, bankruptcy-remote entities, provide our customers with short-term investment products for cash management and other investment purposes. Our relationship with the conduits is contractual. We hold no direct or indirect equity ownership in these entities.

Under FIN 46(R), each of the conduits meets the definition of a variable interest entity. In applying the provisions of FIN 46(R), we apply a financial model to the activities of each of the conduits to determine the primary beneficiaries of the conduits. As a result of an expected loss analysis using this model, we have concluded that we are not the primary beneficiary of any of the conduits, as defined by FIN 46(R), and as a result, we do not record these conduits in our consolidated financial statements. The conduits have third-party investors who hold subordinated debt issued by the conduits. These investors are in a first-loss position and bear the majority of the expected losses, as defined by FIN 46(R), of the conduits. We re-perform our expected loss analysis at least quarterly, and more frequently if specific events occur. At September 30, 2008 and December 31, 2007, total assets in these unconsolidated conduits were $25.50 billion and $28.76 billion, respectively.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 9.    Securitizations and Variable Interest Entities (Continued)

In the normal course of business, asset purchases are funded by the conduits’ issuance of commercial paper. We provide liquidity to the conduits through contractual liquidity asset purchase agreements and back-up liquidity lines of credit. The majority of these liquidity support arrangements is provided by us. Other institutions can and do provide liquidity to the conduits. In addition, we provide direct credit support to the conduits in the form of standby letters of credit. Our commitments under these liquidity asset purchase agreements and back-up lines of credit totaled $25.22 billion, and our commitments under the standby letters of credit totaled $1.02 billion, at September 30, 2008.

During the first half of 2008, certain of the conduits issued an aggregate of $35 million of incremental subordinated debt to third parties, providing additional first-loss protection in light of the continued disruption and resulting volatility in the markets. The subordinated debt was issued subject to consistent underlying terms. Aggregate conduit first-loss notes outstanding at September 30, 2008 totaled $67 million, compared to $32 million at December 31, 2007. In addition, during the first quarter of 2008, we were required to purchase $850 million of conduit assets pursuant to the contractual terms of the liquidity asset purchase agreement between State Street and the conduits. The purchase was the result of various factors, including the continued illiquidity in the commercial paper markets. The securities were purchased at prices determined in accordance with existing contractual terms in the liquidity asset purchase agreement, which prices exceeded their fair value. Accordingly, during the first quarter of 2008, the securities were written down to fair value through a $12 million reduction of processing fees and other revenue in our consolidated statement of income, and are carried at fair value in securities available for sale in our consolidated statement of condition. We were not required to purchase any additional conduit assets during the second or third quarters of 2008.

Both the subordinated debt issuances and the asset purchase were deemed to be “reconsideration events” pursuant to FIN 46(R). Accordingly, the expected loss analysis was re-performed to consider the occurrence of each of these events and it was determined that our model assumptions continued to be appropriate and were reflective of market participant assumptions. Accordingly, management concluded as of the occurrence of each of these events that consolidation of each of the conduits was not required.

The conduits generally sell commercial paper to third-party investors; however, we sometimes purchase commercial paper from the conduits. The commercial paper is purchased at then current market prices, and is carried at fair value in trading account assets in our consolidated statement of condition. As of September 30, 2008, we held on our consolidated balance sheet an aggregate of approximately $7.82 billion of commercial paper issued by the conduits (including $1.63 billion purchased under the AMLF, discussed in note 6), compared to $212 million as of June 30, 2008 and $2 million as of December 31, 2007.

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

(UNAUDITED)

Note 9.    Securitizations and Variable Interest Entities (Continued)

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

Collateralized Debt Obligations

SSgA acts as collateral manager for a small number of collateralized debt obligations, or CDOs. A CDO is a managed investment vehicle which purchases a portfolio of diversified highly-rated assets. The CDO funds these purchases through the issuance of several tranches of debt and equity, the repayment and return of which are linked to the performance of the assets in the CDO. These entities typically meet the definition of a variable interest entity as defined by FIN 46(R). We are not the primary beneficiary of these CDOs, and as a result do not record these CDOs in our consolidated financial statements. At September 30, 2008 and December 31, 2007, total assets in these CDOs were $2.00 billion and $6.73 billion, respectively.

Note 10.    Shareholders’ Equity

Capital Purchase Program

On October 14, 2008, the U.S. Department of the Treasury announced its capital purchase program designed to encourage U.S. financial institutions to build capital to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy. On October 28, 2008, we issued 20,000 shares of our Series B fixed-rate cumulative perpetual preferred stock, $100,000 liquidation preference per share, and a warrant to purchase 5,576,208 shares of our common stock at an exercise price of $53.80 per share, to Treasury, and received total aggregate proceeds of $2 billion.

The preferred shares, which qualify as tier 1 regulatory capital, will pay cumulative quarterly dividends at a rate of 5% per year for the first five years, and 9% per year thereafter. The preferred shares are non-voting, other than class voting rights on certain matters that could adversely affect the shares. We can redeem the preferred shares at par after December 15, 2011. Prior to this date, we can only redeem the preferred shares at par in an amount up to the cash proceeds (minimum $500 million) from qualifying equity offerings of any tier 1-eligible perpetual preferred or common stock. Any redemption is subject to the consent of the Board of Governors of the Federal Reserve System. Until October 28, 2011, or such earlier time as the preferred stock has been redeemed or transferred by Treasury, we will not, without Treasury’s consent, be permitted to increase the dividend per share on our common stock or repurchase our common stock.

The warrant is immediately exercisable, and has a 10-year term. The exercise price of $53.80 per share was based upon the average of the closing prices of our common stock during the 20-trading day period ended October 10, 2008, the last trading day prior to our election to participate in the program. The exercise price and

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 10.    Shareholders’ Equity (Continued)

number of shares subject to the warrant are both subject to anti-dilution adjustments. If we receive aggregate gross cash proceeds of at least $2 billion from one or more qualifying equity offerings of tier 1-eligible perpetual preferred or common stock on or prior to December 31, 2009, the number of shares of common stock underlying the warrant then held by Treasury will be reduced by one-half of the original number of shares, considering all adjustments, underlying the warrant.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of taxes, were as follows as of the dates indicated:

(In millions)	September 30, 2008	December 31, 2007
Foreign currency translation	$223	$331
Unrealized loss on hedges of net investments in non-U.S. subsidiaries	(14)	(15)
Unrealized loss on available-for-sale securities	(3,194)	(678)
Unrealized loss on fair value hedges of available-for-sale securities	—	(55)
Minimum pension liability	(146)	(146)
Unrealized loss on cash flow hedges	(15)	(12)

Total	$(3,146)	$(575)

Total comprehensive income for the nine months ended September 30, 2008 was a loss of $1,016 million, composed of $1,555 million of net income less $2,571 million of other comprehensive loss, which represents the overall change in accumulated other comprehensive loss presented in the above table. Total comprehensive income was $893 million for the nine months ended September 30, 2007, composed of net income of $1,038 million less $145 million of other comprehensive loss.

Total comprehensive loss for the three months ended September 30, 2008 was $953 million, and total comprehensive income for the three months ended September 30, 2007 was $265 million.

Common Stock

During the second quarter of 2008, we completed a public offering of approximately 40.5 million shares of our common stock. The public offering price was $70 per share, and aggregate proceeds from the offering, net of underwriting commissions and related offering costs, totaled approximately $2.75 billion. Underwriting commissions totaled approximately $85 million. Of the total shares issued, approximately 7.4 million shares were issued out of treasury stock, and the remaining 33.1 million shares were newly issued. We executed the offering pursuant to our current universal shelf registration statement filed with the SEC.

In March 2007, our Board of Directors authorized the purchase of up to 15 million shares of common stock for general corporate purposes, including mitigating the dilutive impact of shares issued under employee benefit plans. Under this authorization, in January 2008, we repurchased 552,000 shares of our common stock in connection with the

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 10.    Shareholders’ Equity (Continued)

settlement of a $1 billion accelerated share repurchase program that concluded on January 18, 2008. No additional shares were purchased during the first nine months of 2008 under this authorization, and as of September 30, 2008, approximately 13.2 million shares remained available for future purchase under the Board’s authorization. We generally employ third-party broker-dealers to acquire shares on the open market in connection with Board-authorized purchases of our common stock. The terms of the capital purchase program, described earlier in this note, prohibit us from purchasing any shares of our common stock, other than in connection with employee benefit plans, or from increasing the per share dividend on our common stock, without Treasury’s consent, until the earlier to occur of the redemption of all shares of senior preferred stock issued to Treasury under the program, the transfer by Treasury of all such shares or the date 3 years after the issuance of such shares.

Shares of our common stock held in treasury at September 30, 2008 consisted of 404,943 shares acquired for deferred compensation plans, which shares are held by an external trustee and are not related to our Board-authorized common stock purchase program.

Note 11.    Fair Value Measurements

Effective January 1, 2008, we adopted the provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. We have not elected the fair value option for any of our financial assets or financial liabilities since adoption of the standard, although we may do so in the future.

Effective January 1, 2008, we adopted the provisions of SFAS No. 157, Fair Value Measurements. This standard provides a consistent definition of fair value, establishes a framework for measuring fair value in accordance with GAAP and requires expanded disclosures about fair value measurements. Prior to the standard, definitions of fair value varied and guidance for applying those definitions under GAAP was limited. In addition, the guidance was dispersed among the many accounting pronouncements that require fair value measurements.

The standard is intended to increase consistency and comparability in, and disclosures about, fair value measurements, by providing users with better information about the extent to which fair value is used to measure financial assets and liabilities, the inputs used to develop those measurements and the effect of the measurements, if any, on financial condition and results of operations.

We did not apply the provisions of the standard to our non-financial assets and liabilities, pursuant to FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157. This FSP, issued in February 2008, deferred the effective date of the standard to January 1, 2009 for non-financial assets and liabilities, except for those recognized or disclosed at fair value on a recurring basis. This deferral affects non-financial assets, such as goodwill, that require impairment analysis using fair value measurements. We do not expect the application of this FSP to have a material impact on our consolidated financial condition or results of operations.

The standard defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an “exit price”) in the principal or most advantageous market for an asset or liability in an orderly transaction between market participants on the measurement date. In addition, the standard establishes a hierarchy for measuring fair value. The fair value hierarchy is based on the observability of inputs to the valuation of a financial asset or liability as of the measurement date. In addition, the standard requires the recognition of trading gains or

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 11.    Fair Value Measurements (Continued)

losses related to certain derivative transactions whose fair value has been determined using unobservable market inputs, which nullifies the guidance in Emerging Issues Task Force Issue, or “EITF,” No. 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities, which prohibited the recognition of trading gains or losses for such derivative transactions when determining the fair value of instruments not traded in an active market.

Management believes that its valuation techniques and underlying assumptions used to measure fair value conform to the provisions of the standard. We have categorized the financial assets and liabilities that we carry at fair value in our consolidated statement of condition based upon the standard’s three-level valuation hierarchy. The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (level 1) and the lowest priority to unobservable valuation inputs (level 3). If the inputs used to measure a financial asset or liability cross different levels of the hierarchy, categorization is based on the lowest level input that is significant to the fair value measurement. Management’s assessment of the significance of a particular input to the overall fair value measurement of a financial asset or liability requires judgment, and considers factors specific to that asset or liability. The three levels are described below:

Level 1. Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market. Examples of level 1 financial instruments include active exchange-traded equity securities and certain U.S. government securities. We did not categorize any of our financial assets or liabilities in level 1 at January 1, 2008, and only an insignificant amount at September 30, 2008.

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

Our level 2 financial assets predominately include commercial paper purchased from our State Street-administered asset-backed commercial paper conduits, various types of interest-rate and foreign exchange derivatives, and various types of fixed-income investment securities.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 11.    Fair Value Measurements (Continued)

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

•

For certain securities available for sale, fair value is measured using information obtained from third-party sources or through the use of pricing models. Management has evaluated its methodologies used to determine fair value, but considers the level of market-observable information to be insufficient to categorize the securities in level 2.

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

The fair value of our level 3 financial assets at September 30, 2008 was $7.91 billion, or 9% of the total net carrying value of our total financial assets carried at fair value, and the fair value of our level 3 financial liabilities was $645 million, or 7% of the total net carrying value of our total financial liabilities carried at fair value.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 11.    Fair Value Measurements (Continued)

The following table presents information about our financial assets and liabilities carried at fair value in our consolidated statement of condition as of September 30, 2008.

	Fair Value Measurements on a Recurring Basis as of September 30, 2008
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets	$21	$5,840	$471		$6,332
Investment securities available for sale:
U.S. Treasury and federal agencies:
Direct obligations	—	11,553	—		11,553
Mortgage-backed securities	—	11,162	2		11,164
Asset-backed securities	—	19,460	6,411		25,871
Collateralized mortgage obligations	—	9,162	10		9,172
State and political subdivisions	—	5,672	2		5,674
Other investments	—	5,061	386		5,447

Total investment securities available for sale	—	62,070	6,811		68,881
Other assets	—	14,317	628	$(5,606)	9,339

Total assets carried at fair value	$21	$82,227	$7,910	$(5,606)	$84,552

Liabilities:
Other liabilities		$14,603	$645	$(5,606)	$9,642

Total liabilities carried at fair value	$—	$14,603	$645	$(5,606)	$9,642

(1)

Represents counterparty and cash collateral netting against level 2 financial assets and liabilities. FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts—an interpretation of APB Opinion No. 10 and FASB Statement No. 105, permits netting of receivables and payables when a legally enforceable master netting agreement exists between State Street and the counterparty.

Trading account assets are primarily composed of asset-backed commercial paper issued by certain of the State Street-administered commercial paper conduits.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 11.    Fair Value Measurements (Continued)

The following tables present activity related to our financial assets and liabilities categorized in level 3 of the valuation hierarchy for the three and nine months ended September 30, 2008.

	Fair Value Measurements Using Significant Unobservable Inputs Three Months Ended September 30, 2008
(In millions)	Fair Value at June 30, 2008	Total Realized and Unrealized Gains (Losses)		Purchases, Issuances and Settlements, Net	Transfers Into and/or Out of Level 3	Fair Value at September 30, 2008	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at September 30, 2008
		Recorded in Revenue	Recorded in Other Comprehensive Income
Assets:
Trading account assets				$471		$471
Investment securities available for sale:
U.S. Treasury and federal agencies:
Mortgage-backed securities	$3			(1)		2
Asset-backed securities	7,082		$(190)	58	$(539)	6,411
Collateralized mortgage obligations	13		(3)	—	—	10
State and political subdivisions	18		—	—	(16)	2
Other investments	45	$2	(29)	364	4	386

Total investment securities available for sale:	7,161	2	(222)	421	(551)	6,811
Other assets	430	71	—	132	(5)	628	$116

Total assets	$7,591	$73	$(222)	$1,024	$(556)	$7,910	$116

	Fair Value Measurements Using Significant Unobservable Inputs Three Months Ended September 30, 2008
(In millions)	Fair Value at June 30, 2008	Total Realized and Unrealized (Gains) Losses		Purchases, Issuances and Settlements, Net	Transfers Into and/or Out of Level 3	Fair Value at September 30, 2008	Change in Unrealized (Gains) Losses Related to Financial Instruments Held at September 30, 2008
		Recorded in Revenue	Recorded in Other Comprehensive Income
Liabilities:
Other liabilities	$477	$42	$—	$126	$—	$645	$99

Total liabilities	$477	$42	$—	$126	$—	$645	$99

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 11.    Fair Value Measurements (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs Nine Months Ended September 30, 2008
(In millions)	Fair Value at January 1, 2008	Total Realized and Unrealized Gains (Losses)		Purchases, Issuances and Settlements, Net	Transfers Into and/or Out of Level 3	Fair Value at September 30, 2008	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at September 30, 2008
		Recorded in Revenue	Recorded in Other Comprehensive Income
Assets:
Trading account assets				$471		$471
Investment securities available for sale:
U.S. Treasury and federal agencies:
Mortgage-backed securities	$327				$(325)	2	$2
Asset-backed securities	5,721	$(3)	$(574)	354	913	6,411	—
Collateralized mortgage obligations	459	—	(3)	(1)	(445)	10	—
State and political subdivisions	—	—	—	2	—	2	—
Other investments	53	2	(28)	355	4	386	—

Total investment securities available for sale:	6,560	(1)	(605)	710	147	6,811	2
Other assets	374	140	—	120	(6)	628	120

Total assets	$6,934	$139	$(605)	$1,301	$141	$7,910	$122

	Fair Value Measurements Using Significant Unobservable Inputs Nine Months Ended September 30, 2008
(In millions)	Fair Value at January 1, 2008	Total Realized and Unrealized (Gains) Losses		Purchases, Issuances and Settlements, Net	Transfers Into and/or Out of Level 3	Fair Value at September 30, 2008	Change in Unrealized (Gains) Losses Related to Financial Instruments Held at September 30, 2008
		Recorded in Revenue	Recorded in Other Comprehensive Income
Liabilities:
Other liabilities	$399	$136	$—	$111	$(1)	$645	$118

Total liabilities	$399	$136	$—	$111	$(1)	$645	$118

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 11.    Fair Value Measurements (Continued)

For our financial assets and liabilities categorized in level 3, total realized and unrealized gains and losses for the three and nine months ended September 30, 2008 were recorded in revenue as follows:

	Three Months Ended September 30, 2008		Nine Months Ended September 30, 2008
(In millions)	Total Realized and Unrealized Gains (Losses) Recorded in Revenue	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at September 30, 2008	Total Realized and Unrealized Gains (Losses) Recorded in Revenue	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at September 30, 2008
Fee revenue:
Trading services	$20	$8	$15	$13
Processing fees and other	9	9	(12)	(11)

Total fee revenue	29	17	3	2
Net interest revenue	2	—	2	—
Gains (Losses) related to investment securities, net	—	—	(2)	2

Total revenue	$31	$17	$3	$4

Transfers out of level 3 during the nine months ended September 30, 2008 related to mortgage-backed securities and collateralized mortgage obligations, for which fair value was measured using prices for which market-observable information became available. Transfers into level 3 during the nine months ended September 30, 2008 substantially related to asset-backed securities, for which management believed that market-observable information was not sufficient, generally as a result of market illiquidity.

Note 12.    Derivative Financial Instruments

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 12.    Derivative Financial Instruments (Continued)

The following table summarizes the contractual or notional amounts of derivative financial instruments held or issued in connection with trading and asset and liability management activities as of the dates indicated:

(In millions)	September 30, 2008	December 31, 2007
Trading:
Interest-rate contracts:
Swap agreements	$14,569	$11,637
Options and caps purchased	1,269	1,241
Options and caps written	5,210	5,519
Futures	2,054	957
Options on futures purchased	713	2,245
Foreign exchange contracts:
Forward, swap and spot	841,008	732,013
Options purchased	25,145	21,538
Options written	25,625	20,967
Credit derivative contracts:
Credit default swap agreements	145	238
Equity derivative contracts:
Swap agreements	—	72
Asset and liability management:
Interest rate contracts:
Swap agreements	$3,058	$3,494
Foreign exchange contracts:
Swap agreements	—	146

In connection with our asset and liability management activities, we have executed interest-rate swap agreements designated as fair value and cash flow hedges to manage interest-rate risk. The notional values of these interest-rate contracts and the related assets or liabilities being hedged were as follows as of the dates indicated:

	September 30, 2008			December 31, 2007
(In millions)	Fair Value Hedges	Cash Flow Hedges	Total	Fair Value Hedges	Cash Flow Hedges	Total
Available-for-sale investment securities	$2,196	$44	$2,240	$2,226		$2,226
Interest-bearing time deposits	118	—	118	118		118
Long-term debt(1)	500	200	700	700	$450	1,150

Total	$2,814	$244	$3,058	$3,044	$450	$3,494

(1)

As of September 30, 2008 and December 31, 2007, the fair value hedges of long-term debt increased the carrying value of long-term debt presented in the accompanying consolidated statement of condition by $28 million and $19 million, respectively.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 12.    Derivative Financial Instruments (Continued)

The contractual rates and weighted-average rates, which include the effects of hedges related to these financial instruments, were as follows for the periods indicated:

	Three Months Ended September 30,
	2008		2007
	Contractual Rates	Rate Including Impact of Hedges	Contractual Rates	Rate Including Impact of Hedges
Interest-bearing time deposits	2.85%	2.79%	5.70%	5.74%
Long-term debt	5.84	5.45	6.52	6.65

	Nine Months Ended September 30,
	2008		2007
	Contractual Rates	Rate Including Impact of Hedges	Contractual Rates	Rate Including Impact of Hedges
Interest-bearing time deposits	3.45%	3.42%	5.52%	5.63%
Long-term debt	5.81	5.63	6.62	6.75

During the third quarter of 2008, we closed our foreign exchange forward position with an aggregate notional amount of €100 million (approximately $146 million). In connection with this hedge, we recorded a net after-tax unrealized gain of $1 million in other comprehensive income for the nine months ended September 30, 2008.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 13.    Net Interest Revenue

Net interest revenue consisted of the following for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2008	2007	2008	2007
Interest revenue:
Deposits with banks	$180	$115	$571	$252
Investment securities:
U.S. Treasury and federal agencies	213	301	731	797
State and political subdivisions	62	59	182	147
Other investments	454	609	1,382	1,697
Securities purchased under resale agreements and federal funds sold	78	195	320	574
Loans and leases(1)	(25)	87	172	251
Trading account assets	20	17	49	40
Interest revenue associated with AMLF	45	—	45	—

Total interest revenue	1,027	1,383	3,452	3,758
Interest expense:
Deposits	320	638	1,112	1,654
Short-term borrowings	89	219	323	762
Long-term debt	56	62	173	168
Interest expense associated with AMLF	37	—	37	—

Total interest expense	502	919	1,645	2,584

Net interest revenue	$525	$464	$1,807	$1,174

(1)

Interest revenue for loans and leases for the three and nine months ended September 30, 2008 reflected a cumulative reduction of $98 million recorded in connection with the recalculation of the allocation of the components of leasing-related revenue over the terms of our SILO leveraged lease transactions. Additional information about SILO leveraged lease transactions is provided in note 8.

Note 14.    Employee Benefit Plans

The components of net periodic benefit cost were as follows for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
(In millions)	2008	2007	2008	2007	2008	2007	2008	2007
Service cost	$6	$11	$1	$1	$17	$46	$3	$3
Interest cost	15	8	2	1	44	34	4	3
Expected return on plan assets	(15)	(8)	—	—	(45)	(34)	—	—
Amortization of net loss	3	3	—	—	9	12	—	—
Curtailment gain (loss)	—	1	—	—	—	1	—	—

Net periodic benefit cost	$9	$15	$3	$2	$25	$59	$7	$6

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 14.    Employee Benefit Plans (Continued)

Expected employer contributions to the tax-qualified U.S. and non-U.S. defined benefit pension plan, non-qualified unfunded supplemental employee retirement plans and post-retirement plan for 2008, which are unchanged from that disclosed in note 17 to the consolidated financial statements included in our 2007 Form 10-K, are $12 million, $6 million and $7 million, respectively. We made aggregate contributions of approximately $19 million to these plans during the first nine months of 2008.

Note 15.    Other Operating Expenses

Other operating expenses consisted of the following for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2008	2007	2008	2007
Customer indemnification obligation	$200		$200
Securities processing	25	$18	96	$33
Other	97	97	329	277

Total other operating expenses	$322	$115	$625	$310

Note 16.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2008	2007	2008	2007
Net income	$477	$358	$1,555	$1,038

Average shares outstanding (in thousands):
Basic average shares	430,872	386,843	407,186	352,410
Effect of dilutive securities:
Stock options and stock awards	4,158	5,284	4,008	4,260
Equity-related financial instruments	—	23	10	25

Diluted average shares	435,030	392,150	411,204	356,695

Anti-dilutive securities(1)	2,012	1,091	921	1,091
Earnings per Share:
Basic	$1.11	$.92	$3.82	$2.95
Diluted	1.09	.91	3.78	2.91

(1)

Amounts represent stock options and stock appreciation rights outstanding but not included in the computation of diluted average shares because the exercise prices of the instruments were greater than the average fair value of our common stock during the periods.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 17.    Line of Business Information

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

The following is a summary of line of business results. The amounts in the “Divestitures” column represent the operating results of our joint venture interest in CitiStreet prior to the sale in July 2008. The amounts presented in the “Other” column for 2008 represent the net interest revenue associated with our participation in the AMLF; the gain on the sale of our joint venture interest in CitiStreet; the provision related to our estimated net exposure for customer indemnification associated with collateralized repurchase agreements; and the merger and integration costs recorded in connection with our acquisition of Investors Financial. The 2007 amount represents the merger and acquisition costs recorded in connection with the acquisition of Investors Financial. The amounts in these columns were not allocated to State Street’s business lines.

	For the Three Months Ended September 30,
	Investment Servicing		Investment Management		Divestitures		Other		Total
(Dollars in millions, except where otherwise noted)	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007
Fee revenue:
Servicing fees	$966	$937							$966	$937
Management fees	—	—	$261	$299					261	299
Trading services	363	320	—	—					363	320
Securities finance	180	128	66	37					246	165
Processing fees and other	51	69	12	8		$1			63	78

Total fee revenue	1,560	1,454	339	344		1			1,899	1,799
Net interest revenue after provision for loan losses	503	427	14	31		6	$8		525	464
Gains (Losses) related to investment securities, net	(3)	(23)	—	—		—	—		(3)	(23)
Gain on sale of CitiStreet interest, net of exit and other associated costs	—	—	—	—		—	350		350	—

Total revenue	2,060	1,858	353	375		7	358		2,771	2,240
Operating expenses	1,415	1,292	278	254	$2	2	—		1,695	1,548
Customer indemnification obligation	—	—	—	—	—	—	200		200	—
Merger and integration costs	—	—	—	—	—	—	30	$141	30	141

Total operating expenses	1,415	1,292	278	254	2	2	230	141	1,925	1,689

Income before income tax expense	$645	$566	$75	$121	$(2)	$5	$128	$(141)	$846	$551

Pre-tax margin	31%	30%	21%	33%
Average assets (in billions)	$146.1	$128.4	$3.1	$3.1	$0.4	$0.5			$149.6	$132.0

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 17.    Line of Business Information (Continued)

	For the Nine Months Ended September 30,
	Investment Servicing		Investment Management		Divestitures		Other		Total
(Dollars in millions, except where otherwise noted)	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007
Fee revenue:
Servicing fees	$2,903	$2,421							$2,903	$2,421
Management fees	—	—	$819	$844					819	844
Trading services	1,049	800	—	—					1,049	800
Securities finance	667	323	234	102					901	425
Processing fees and other	138	177	64	38	$(8)	$1			194	216

Total fee revenue	4,757	3,721	1,117	984	(8)	1			5,866	4,706
Net interest revenue after provision for loan losses	1,717	1,056	76	100	6	18	$8		1,807	1,174
Gains (Losses) related to investment securities, net	(3)	(23)	—	—	—	—	—		(3)	(23)
Gain on sale of CitiStreet interest, net of exit and other associated costs	—	—	—	—	—	—	350		350	—

Total revenue	6,471	4,754	1,193	1,084	(2)	19	358		8,020	5,857
Operating expenses	4,345	3,405	902	708	5	6	—		5,252	4,119
Customer indemnification obligation	—	—	—	—	—	—	200		200	—
Merger and integration costs	—	—	—	—	—	—	88	$141	88	141

Total operating expenses	4,345	3,405	902	708	5	6	288	141	5,540	4,260

Income before income tax expense	$2,126	$1,349	$291	$376	$(7)	$13	$70	$(141)	$2,480	$1,597

Pre-tax margin	33%	28%	24%	35%
Average assets (in billions)	$141.5	$114.2	$3.3	$3.0	$0.5	$0.5			$145.3	$117.7

Note 18.    Subsequent Event

SSgA manages certain investment accounts that have the benefit of contractual arrangements with third-party financial institutions, which allow the accounts to issue and redeem units based upon the book value of the account’s assets rather than their market value. The third-party financial institutions, known as wrap providers, have an obligation to fund any shortfall in the account after all qualified participant withdrawals have been redeemed at a price based upon the assets’ book value. The market-to-book value ratios on certain accounts managed by SSgA that benefit from contractual arrangements with wrap providers are lower than historical norms.

Subsequent to the end of the third quarter of 2008, we purchased approximately $2.5 billion of asset-backed and mortgage-backed securities from these accounts at current market prices and made an aggregate cash infusion into the accounts of approximately $450 million. As a result of this transaction, we recorded a fourth quarter 2008 charge of approximately $450 million. These actions have improved the market-to-book value ratio and portfolio risk characteristics of these accounts and have maintained the continued availability of the underlying wrap contracts to our customers.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors

State Street Corporation

We have reviewed the condensed consolidated statement of condition of State Street Corporation as of September 30, 2008, and the related condensed consolidated statements of income for the three- and nine-month periods ended September 30, 2008 and 2007, and the consolidated statements of changes in shareholders’ equity and cash flows for the nine-month periods ended September 30, 2008 and 2007. These financial statements are the responsibility of the Corporation’s management.

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

Boston, Massachusetts

November 3, 2008

FORM 10-Q PART I CROSS-REFERENCE INDEX

The information required by the items presented below is incorporated herein by reference from the “Financial Information” section of this Form 10-Q.

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statement of Income (Unaudited) for the three and nine months ended September 30, 2008 and 2007	48

	Consolidated Statement of Condition as of September 30, 2008 (Unaudited) and December 31, 2007	49

	Consolidated Statement of Changes in Shareholders’ Equity (Unaudited) for the nine months ended September 30, 2008 and 2007	50

	Consolidated Statement of Cash Flows (Unaudited) for the nine months ended September 30, 2008 and 2007	51

	Condensed Notes to Consolidated Financial Statements (Unaudited)	52

	Report of Independent Registered Public Accounting Firm	77

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	2

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46

Item 4.	Controls and Procedures	46

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

A discussion of risk factors applicable to State Street is provided in our Current Report on Form 8-K dated October 15, 2008, which we previously filed with the SEC.

ITEM 6.	EXHIBITS

Exhibit Number
3.1	Restated Articles of Organization of State Street Corporation, as amended on October 27, 2008 (filed as Exhibit 3.1 to State Street’s Current Report on Form 8-K dated October 27, 2008 and incorporated herein by reference)

3.2	Amended and Restated By-Laws dated October 16, 2008

4.1	Warrant dated October 28, 2008 to purchase shares of Common Stock of State Street Corporation (filed as Exhibit 4.1 to State Street’s Current Report on Form 8-K dated October 27, 2008 and incorporated herein by reference)

10.1	State Street Corporation Executive Supplemental Retirement Plan, Amended and Restated Effective as of January 1, 2008 (formerly, “State Street Corporation Supplemental Defined Benefit Pension Plan”)

10.2	Form of Employment Agreement with each of Ronald E. Logue and Edward J. Resch, Amended and Restated Effective as of January 1, 2008

10.3	Form of Employment Agreement with each of Joseph L. Hooley, Joseph C. Antonellis and James S. Phalen, Amended and Restated Effective as of January 1, 2008

10.4	Purchase Agreement dated as of October 26, 2008 between State Street Corporation and the United States Department of the Treasury (filed as Exhibit 10.1 to State Street’s Current Report on
Form 8-K dated October 27, 2008 and incorporated herein by reference)

12	Ratios of earnings to fixed charges

15	Letter regarding unaudited interim financial information

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STATE STREET CORPORATION (Registrant)

Date: November 3, 2008	By:	/s/ EDWARD J. RESCH Edward J. Resch Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 3, 2008	By:	/s/ JAMES J. MALERBA James J. Malerba Executive Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

3.2	Amended and Restated By-Laws dated October 16, 2008

10.1	State Street Corporation Executive Supplemental Retirement Plan, Amended and Restated Effective as of January 1, 2008 (formerly, “State Street Corporation Supplemental Defined Benefit Pension Plan”)

10.2	Form of Employment Agreement with each of Ronald E. Logue and Edward J. Resch, Amended and Restated Effective as of January 1, 2008

10.3	Form of Employment Agreement with each of Joseph L. Hooley, Joseph C. Antonellis and James S. Phalen, Amended and Restated Effective as of January 1, 2008

12	Ratios of earnings to fixed charges

15	Letter regarding unaudited interim financial information

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications