Form 10-K
period 2008-12-31
STATE STREET Corp
filed 2009-02-27
CIK 93751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the per share price ($63.99) at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2008) was approximately $27.55 billion.

The number of shares of the registrant’s Common Stock outstanding as of January 31, 2009 was 431,965,675.

Portions of the following documents are incorporated by reference into Parts of this Report on Form 10-K, to the extent noted in such Parts, as indicated below:

(1) The registrant’s definitive Proxy Statement for the 2009 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A on or before April 30, 2009 (Part III).

STATE STREET CORPORATION

PART I

ITEM 1.	BUSINESS

State Street Corporation is a financial holding company, organized in 1969 under the laws of the Commonwealth of Massachusetts. Through its subsidiaries, including its principal banking subsidiary, State Street Bank and Trust Company, State Street Corporation provides a full range of products and services for institutional investors worldwide. All references in this Form 10-K to the parent company are to State Street Corporation. Unless otherwise indicated or unless the context requires otherwise, all references in this Form 10-K to “State Street,” “we,” “us,” “our” or similar terms mean State Street Corporation and its subsidiaries on a consolidated basis. State Street Bank and Trust Company is referred to as State Street Bank. The parent company is a legal entity separate and distinct from its subsidiaries, assisting those subsidiaries by providing financial resources and management. At December 31, 2008, we had consolidated total assets of $173.63 billion, consolidated total deposits of $112.23 billion, consolidated total shareholders’ equity of $12.77 billion and employed 28,475. Our executive offices are located at One Lincoln Street, Boston, Massachusetts 02111 (telephone (617) 786-3000).

We make available, without charge, on or through our Internet website at www.statestreet.com, all reports we electronically file with, or furnish to, the Securities and Exchange Commission, or SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments to those reports, as soon as reasonably practicable after those documents have been filed with, or furnished to, the SEC. These documents are also accessible on the SEC’s website at www.sec.gov. We have included the website addresses of State Street and the SEC in this report as inactive textual references only. Except as may be specifically incorporated by reference into this Form 10-K, information on those websites is not part of this Form 10-K.

We have adopted Corporate Governance Guidelines, as well as written charters for the Executive Committee, the Examining and Audit Committee, the Executive Compensation Committee, and the Nominating and Corporate Governance Committee of our Board of Directors, and a Code of Ethics for Senior Financial Officers, a Standard of Conduct for Directors and a Standard of Conduct for our employees. Each of these documents is posted on our website, and each is available in print to any shareholder who requests it by writing to the Office of the Secretary, State Street Corporation, One Lincoln Street, Boston, Massachusetts 02111.

GENERAL

We conduct our business primarily through our principal banking subsidiary, State Street Bank, which traces its beginnings to the founding of the Union Bank in 1792. State Street Bank’s current charter was authorized by a special act of the Massachusetts Legislature in 1891, and its present name was adopted in 1960. With $12.04 trillion of assets under custody and $1.44 trillion of assets under management at year-end 2008, we are a leading specialist in meeting the needs of institutional investors worldwide. Our customers include mutual funds, collective investment funds and other investment pools, corporate and public retirement plans, insurance companies, foundations, endowments and investment managers. Including the United States, we operate in 27 countries and more than 100 geographic markets worldwide.

For a discussion of our business activities, refer to the “Lines of Business” section that follows. For information about our management of capital, liquidity, market risk, including interest-rate risk, and other risks inherent in our businesses, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included under Item 7, and Risk Factors, under Item 1A, of this Form 10-K. Financial information with respect to acquisitions and divestitures, income taxes and non-U.S. activities is included in notes 2, 22 and 25 of the Notes to Consolidated Financial Statements included in this Form 10-K under Item 8.

LINES OF BUSINESS

We report two lines of business: Investment Servicing and Investment Management. These two lines of business provide services to support institutional investors, including custody, recordkeeping, daily pricing and administration, shareholder services, foreign exchange, brokerage and other trading services, securities finance, deposit and short-term investment facilities, loan and lease financing, investment manager and hedge fund manager operations outsourcing, performance, risk and compliance analytics, investment research and investment management, including passive and active U.S. and non-U.S. equity and fixed-income strategies. For additional information about our lines of business, see the “Line of Business Information” section of Management’s Discussion and Analysis included under Item 7, and note 24 of the Notes to Consolidated Financial Statements included under Item 8, of this Form 10-K.

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

SUPERVISION AND REGULATION

We are registered with the Board of Governors of the Federal Reserve System, which we refer to as the Federal Reserve, as a bank holding company pursuant to the Bank Holding Company Act of 1956. The Bank Holding Company Act, with certain exceptions, limits the activities in which we and our non-banking subsidiaries may engage, to those that the Federal Reserve considers to be closely related to banking or managing or controlling banks. These limits also apply to non-banking entities of which we own or control more than 5% of a class of voting shares. The Federal Reserve may order a bank holding company to terminate any activity or its ownership or control of a non-banking subsidiary if the Federal Reserve finds that the activity, ownership or control constitutes a serious risk to the financial safety, soundness or stability of a banking subsidiary or is inconsistent with sound banking principles or statutory purposes. The Bank Holding Company Act also requires a bank holding company to obtain prior approval of the Federal Reserve before it may acquire substantially all the assets of any bank or ownership or control of more than 5% of the voting shares of any bank.

The parent company operates as a financial holding company, which reduces to some extent the Federal Reserve’s restrictions on our activities. A financial holding company and the companies under its control are permitted to engage in activities considered “financial in nature” as defined by the Gramm-Leach-Bliley Act and Federal Reserve interpretations, and therefore may engage in a broader range of activities than permitted for bank holding companies and their subsidiaries. Financial holding companies may engage directly or indirectly in activities considered financial in nature, either de novo or by acquisition, provided the financial holding company gives the Federal Reserve after-the-fact notice of the new activities. Activities defined to be financial in nature include, but are not limited to, the following: providing financial or investment advice; underwriting; dealing in or making markets in securities; merchant banking, subject to significant limitations; and any activities previously found by the Federal Reserve to be closely related to banking. In order to maintain status as a financial holding company, each of a bank holding company’s depository subsidiaries must be well capitalized and well managed, as judged by regulators, and must comply with Community Reinvestment Act obligations. Failure to maintain these standards may ultimately permit the Federal Reserve to take enforcement actions against the company.

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

Capital Adequacy

Like other bank holding companies, we are subject to Federal Reserve minimum risk-based capital and leverage ratio guidelines. As noted above, our status as a financial holding company also requires that we maintain specified capital ratio levels. State Street Bank is subject to similar risk-based capital and leverage ratio guidelines. As of December 31, 2008, our capital levels on a consolidated basis, and the capital levels of State Street Bank, exceeded the applicable minimum capital requirements and the requirements to qualify as a financial holding company. Failure to meet capital requirements could subject us to a variety of enforcement actions, including the termination of deposit insurance of State Street Bank by the Federal Deposit Insurance Corporation, and to certain restrictions on our business that are described further in this “Supervision and Regulation” section.

For additional information about our capital position and capital adequacy, refer to the “Capital” section of Management’s Discussion and Analysis included under Item 7, and note 16 of the Notes to Consolidated Financial Statements included under Item 8, of this Form 10-K.

Subsidiaries

The Federal Reserve is the primary federal banking agency responsible for regulating us and our subsidiaries, including State Street Bank, for both our U.S. and non-U.S. operations.

Our bank subsidiaries are subject to supervision and examination by various regulatory authorities. State Street Bank is a member of the Federal Reserve System and the FDIC and is subject to applicable federal and state banking laws and to supervision and examination by the Federal Reserve, as well as by the Massachusetts Commissioner of Banks, the FDIC, and the regulatory authorities of those states and countries in which a branch of State Street Bank is located. Other subsidiary trust companies are subject to supervision and examination by the Office of the Comptroller of the Currency, other offices of the Federal Reserve System or by the appropriate state banking regulatory authorities of the states in which they are located. Our non-U.S. banking subsidiaries are subject to regulation by the regulatory authorities of the countries in which they are located. As of December 31, 2008, the capital of each of these banking subsidiaries was in excess of the minimum legal capital requirements as set by those authorities.

The parent company and its non-banking subsidiaries are affiliates of State Street Bank under federal banking laws, which impose restrictions on transfers of funds in the form of loans, extensions of credit, investments or asset purchases from State Street Bank to the parent and its non-banking subsidiaries. Transfers of this kind to affiliates by State Street Bank are limited with respect to each affiliate to 10% of State Street Bank’s capital and surplus, as defined, and to 20% in the aggregate for all affiliates, and are subject to collateral requirements. Federal law also provides that certain transactions with affiliates must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions involving other non-affiliated companies or, in the absence of comparable transactions, on terms and under circumstances, including credit standards, that in good faith would be offered to, or would apply to, non-affiliated companies. State Street Bank is also prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or lease or sale of property or furnishing of services. The Federal Reserve has jurisdiction to regulate the terms of certain debt issues of bank holding companies. Federal law provides as well for a depositor preference on amounts realized from the liquidation or other resolution of any depository institution insured by the FDIC.

Our investment management division, State Street Global Advisors, or SSgA, which acts as an investment advisor to investment companies registered under the Investment Company Act of 1940, is registered as an investment advisor with the SEC. However, a major portion of our investment management activities are conducted by State Street Bank, which is subject to supervision primarily by the Federal Reserve and the SEC with respect to these activities. Our U.S. broker/dealer subsidiary is registered as a broker/dealer with the SEC, is subject to regulation by the SEC (including the SEC’s net capital rule) and is a member of the Financial Industry Regulatory Authority, a self-regulatory organization. Many aspects of our investment management activities are subject to federal and state laws and regulations primarily intended to benefit the investment holder, rather than our shareholders. These laws and regulations generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict us from carrying on our investment management activities in the event that we fail to comply with such laws and regulations, and examination authority. Our business relating to investment management and trusteeship of collective trust funds and separate accounts offered to employee benefit plans is subject to ERISA and is regulated by the U.S. Department of Labor.

Our businesses, including our investment management and securities and futures businesses, are also regulated extensively by non-U.S. governments, securities exchanges, self-regulatory organizations, central banks and regulatory bodies, especially in those jurisdictions in which we maintain an office. For instance, the Financial Services Authority, the London Stock Exchange, and the Euronext.liffe regulate our activities in the United Kingdom; the Deutsche Borse AG and the Federal Financial Supervisory Authority regulate our activities in Germany; and the Financial Services Agency, the Bank of Japan, the Japanese Securities Dealers Association and several Japanese securities and futures exchanges, including the Tokyo Stock Exchange, regulate our activities in Japan. We have established policies, procedures, and systems designed to comply with these requirements. However, as a global financial services institution, we face complexity and costs in our worldwide compliance efforts.

Most of our non-U.S. operations are conducted pursuant to Federal Reserve Regulation K through State Street Bank’s Edge Act corporation subsidiary or through international branches of State Street Bank. An Edge Act corporation is a corporation organized under federal law that conducts foreign business activities. In general, banks may not invest more than 20% of their capital and surplus in their Edge Act corporations (and similar state law corporations), and the investment of any amount in excess of 10% of capital and surplus requires the prior approval of the Federal Reserve.

In addition to our non-U.S. operations conducted pursuant to Regulation K, we make new investments abroad directly (through the parent company or through non-banking subsidiaries of the parent company) pursuant to Federal Reserve Regulation Y, or through international bank branch expansion, which are not subject to the 20% investment limitation for Edge Act corporation subsidiaries.

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

We are also subject to the Massachusetts bank holding company statute. The statute requires prior approval by the Massachusetts Board of Bank Incorporation for our acquisition of more than 5% of the voting shares of any additional bank and for other forms of bank acquisitions.

Support of Subsidiary Banks

Under Federal Reserve guidelines, a bank holding company is required to act as a source of financial and managerial strength to its banking subsidiaries. Under these guidelines, the parent company is expected to commit resources to State Street Bank and any other banking subsidiary in circumstances in which it might not do so absent such guidelines. In the event of bankruptcy, any commitment by the parent company to a federal bank regulatory agency to maintain the capital of a banking subsidiary will be assumed by the bankruptcy trustee and will be entitled to a priority payment.

ECONOMIC CONDITIONS AND GOVERNMENT POLICIES

Economic policies of the U.S. government and its agencies influence our operating environment. Monetary policy conducted by the Federal Reserve directly affects the level of interest rates, which may impact overall credit conditions of the economy. Monetary policy is applied by the Federal Reserve through open market operations in U.S. government securities, changes in reserve requirements for depository institutions, and changes in the discount rate and availability of borrowing from the Federal Reserve. Government regulation of banks and bank holding companies is intended primarily for the protection of depositors of the banks, rather than for the shareholders of the institutions. We are also impacted by the economic policies of non-U.S. government agencies, such as the European Central Bank.

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

Note 3, “Investment Securities,” of the Notes to Consolidated Financial Statements (Item 8) and “Investment Securities” section included in Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 7)—disclose information regarding book values, market values, maturities and weighted-average yields of securities (by category).

Note 1, “Summary of Significant Accounting Policies—Loans and Lease Financing” of the Notes to Consolidated Financial Statements (Item 8)—discloses our policy for placing loans and leases on non-accrual status.

Note 4, “Loans and Lease Financing,” of the Notes to Consolidated Financial Statements (Item 8) and “Loans and Lease Financing” section included in Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 7)—disclose distribution of loans, loan maturities and sensitivities of loans to changes in interest rates.

“Loans and Lease Financing” and “Cross-Border Outstandings” sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 7)—disclose information regarding cross-border outstandings and other loan concentrations of State Street.

“Credit Risk” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 7) and note 4, “Loans and Lease Financing,” of the Notes to Consolidated Financial Statements (Item 8)—present the allocation of the allowance for loan losses, and a description of factors which influenced management’s judgment in determining amounts of additions or reductions to the allowance, if any, charged or credited to results of operations.

“Distribution of Average Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential” table (Item 8)—discloses deposit information.

Note 8, “Short-Term Borrowings,” of the Notes to Consolidated Financial Statements (Item 8)—discloses information regarding short-term borrowings of State Street.

ITEM 1A.	RISK FACTORS

This Form 10-K contains statements (including statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in this Form 10-K under Item 7) that are considered “forward-looking statements,” including statements about industry trends, management’s future expectations and other matters that do not relate strictly to historical facts, are based on assumptions by management, and are often identified by such forward-looking terminology as “expect,” “look,” “believe,” “anticipate,” “estimate,” “seek,” “may,” “will,” “trend,” “target” and “goal,” or similar statements or variations of such terms. Forward-looking statements may include, among other things, statements about State Street’s confidence in its strategies and its expectations about its financial performance, market growth, acquisitions and divestitures, new technologies, services and opportunities and earnings.

Forward-looking statements are subject to various risks and uncertainties, which change over time, are based on management’s expectations and assumptions at the time the statements are made, and are not guarantees of future results. Management’s expectations and assumptions, and the continued validity of the forward-looking statements, are subject to change due to a broad range of factors affecting the national and global economies, the equity, debt, currency and other financial markets, as well as factors specific to State Street and its subsidiaries, including State Street Bank. Factors that could cause changes in the expectations or assumptions on which forward-looking statements are based include, but are not limited to:

•

global financial market disruptions and the current worldwide economic recession, and monetary and other governmental actions designed to address such disruptions and recession in the U.S. and internationally;

•	the financial strength of the counterparties with which we or our clients do business and with which we have investment or financial exposure;

•	the liquidity of the U.S. and international securities markets, particularly the markets for fixed-income securities, and the liquidity requirements of our customers;

•

the credit quality and credit agency ratings of the securities in our investment securities portfolio, a deterioration or downgrade of which could lead to other-than-temporary impairment of the respective securities and the recognition of an impairment loss;

•	the maintenance of credit agency ratings for our debt obligations as well as the level of credibility of credit agency ratings;

•

the possibility that changes to accounting rules or in market conditions or asset performance (including the financial condition of any guarantor of any assets) may require any off-balance sheet activities, including the unconsolidated asset-backed commercial paper conduits we administer, to be consolidated into our financial statements, requiring the recognition of associated losses;

•	the possibility of our customers incurring substantial losses in investment pools where we act as agent, and the possibility of further general reductions in the valuation of assets;

•	our ability to attract deposits and other low-cost, short-term funding;

•

potential changes to the competitive environment, including changes due to the effects of consolidation, extensive and changing government regulation and perceptions of State Street as a suitable service provider or counterparty;

•	the level and volatility of interest rates and the performance and volatility of securities, credit, currency and other markets in the U.S. and internationally;

•	our ability to measure the fair value of securities in our investment securities portfolio and in the unconsolidated asset-backed commercial paper conduits we administer;

•

the results of litigation and similar disputes and, in particular, the effect of current or potential litigation concerning SSgA’s active fixed-income strategies, and the enactment of legislation and changes in regulation and enforcement that impact us and our customers, as well as the effects of legal and regulatory proceedings;

•	adverse publicity or other reputational harm;

•	our ability to pursue acquisitions, strategic alliances and divestures, finance future business acquisitions and obtain regulatory approvals and consents for acquisitions;

•	the performance and demand for the products and services we offer, including the level and timing of withdrawals from our collective investment products;

•	our ability to continue to grow revenue, attract highly skilled people, control expenses and attract the capital necessary to achieve our business goals and comply with regulatory requirements;

•

our ability to control operating risks, information technology systems risks and outsourcing risks, the possibility of errors in the quantitative models we use to manage our business and the possibility that our controls will fail or be circumvented;

•	the potential for new products and services to impose additional costs on us and expose us to increased operational risk, and our ability to protect our intellectual property rights;

•	our ability to obtain quality and timely services from third parties with which we contract;

•	changes in accounting standards and practices, including changes in the interpretation of existing standards, that impact our consolidated financial statements; and

•	changes in tax legislation and in the interpretation of existing tax laws by U.S. and non-U.S. tax authorities that impact the amount of taxes due.

Therefore, actual outcomes and results may differ materially from what is expressed in our forward-looking statements and from our historical financial results due to the factors discussed in this section and elsewhere in this Form 10-K or disclosed in our other SEC filings. Forward-looking statements should not be relied upon as representing our expectations or beliefs as of any date subsequent to the date this Form 10-K is filed with the SEC. State Street undertakes no obligation to revise the forward-looking statements contained in this Form 10-K to reflect events after the date it is filed with the SEC. The factors discussed above are not intended to be a complete summary of all risks and uncertainties that may affect our businesses. We cannot anticipate all potential economic, operational and financial developments that may adversely impact our operations and our financial results.

Forward-looking statements should not be viewed as predictions, and should not be the primary basis upon which investors evaluate State Street. Any investor in State Street should consider all risks and uncertainties disclosed in our SEC filings, including our filings under the Securities Exchange Act of 1934, in particular our reports on Form 10-K, Form 10-Q and Form 8-K, or registration statements filed under the Securities Act of 1933, all of which are accessible on the SEC’s website at www.sec.gov or on our website at www.statestreet.com.

The following is a discussion of risk factors applicable to State Street.

Global financial market disruptions during 2007 and 2008 have increased the uncertainty and unpredictability we face in managing our business, and continued or additional disruptions in 2009 could have an adverse effect on our business, our results of operations and our financial condition.

Since mid-2007, global credit and other financial markets have suffered substantial volatility, illiquidity and disruption. In the second half of 2008, these factors resulted in the bankruptcy or acquisition of, or significant government assistance to, a number of major domestic and international financial institutions, some of which were significant counterparties with us. These events, and the potential for increased and continuing disruptions, have significantly diminished overall confidence in the financial markets and in financial institutions, have further exacerbated liquidity and pricing issues within the fixed-income markets, have increased the uncertainty and unpredictability we face in managing our business and have had an adverse effect on our business, our results of operations and our financial condition. The continuation of current disruptions or the occurrence of additional disruptions in the global markets could have an adverse effect on our business, our results of operations and our financial condition.

The current worldwide economic recession is likely to adversely affect our business and our results of operations.

Our business is affected by global economic conditions, including regional and international rates of economic growth and the impact that such economic conditions have on the financial markets. Recent downturns in the U.S. and global economy have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, decreased market valuations and liquidity, increased market volatility and a widespread reduction of business activity generally. The resulting economic pressure and lack of confidence in the financial markets may adversely affect our business, our financial condition and our results of operations, as well as the business of our customers. A worsening of economic conditions in the U.S. or globally would likely exacerbate the adverse effects of these difficult conditions on us and on the financial services industry in general.

The failure or instability of any of our significant counterparties, many of whom are financial institutions, could expose us to loss.

The financial markets are characterized by extensive interconnections among financial institutions, including banks, broker/dealers, collective investment funds and insurance companies. As a result of these interconnections, we and many of our customers have concentrated counterparty exposure to other financial institutions. This concentration presents significant risks to us and to our customers because the failure or perceived weakness of any of our counterparties (or in some cases of our customers’ counterparties) has the potential to expose us to risk of loss. The current instability of the financial markets has resulted in many financial institutions becoming significantly less creditworthy, and as a result we are exposed to increased counterparty risks, both as principal and in our capacity as agent for our customers. Changes in market perception of the financial strength of particular financial institutions can occur rapidly, is often based upon a variety of factors and is difficult to predict. In addition, as U.S. and non-U.S. governments have addressed the financial crisis in an evolving manner, the criteria for and manner of governmental support of financial institutions and other economically important sectors remain uncertain. If a significant individual counterparty defaults on an obligation to us, we could incur financial losses that materially adversely affect our business, our financial condition and our results of operations.

Although our entire business is subject to these interconnections, several of our lines of business are particularly sensitive to them, including our Treasury operations, currency and other trading, securities lending and investment management. Given the limited number of strong counterparties in the current market, we are not able to mitigate all of our and our customers’ counterparty credit risk. The current consolidation of financial service firms that began in 2008, and which we believe is likely to continue in 2009, and the failures of other financial institutions have increased the concentration of our counterparty risk.

In the normal course of business we assume significant credit and counterparty risk, and even when we hold collateral against this risk, we may incur a loss in the event of a default.

Our focus on large institutional investors and their businesses requires that we assume secured and unsecured credit and counterparty risk, both on-and off-balance sheet, in a variety of forms. We may experience significant intra- and inter-day credit exposure through settlement-related or redemption-related extensions of credit. The degree of the demand for such overdraft credit tends to increase during periods of market turbulence. For example, investors in collective investment vehicles for which we act as custodian may engage in significant redemption activity due to adverse market or economic news that was not anticipated by the fund’s manager. Our relationship with our customers, the nature of the settlement process and our systems may limit our ability to decline to extend short-term credit in such circumstances. For some types of customers, we provide credit to allow them to leverage their portfolios, which increases our potential loss if the customer experiences credit difficulties. From time to time, we may assume concentrated credit risk at the individual obligor, counterparty or guarantor level. In addition, we may from time to time be exposed to concentrated credit risk at the industry or country level, potentially exposing us to a single market or political event or a correlated set of events.

We are also generally not able to net exposures across counterparties that are affiliated entities and may not be able in all circumstances to net exposures across multiple products to the same legal entity. As a consequence, we may incur a loss in relation to one entity or product even though our exposure to one of its affiliates or across product types is over-collateralized. Moreover, not all of our counterparty exposure is secured, and when our exposure is secured, the realizable market value of the collateral may be less at the time we exercise rights against that collateral than the value of the secured obligations. This risk may be particularly acute if we are required to sell the collateral into an illiquid or temporarily impaired market. See, for example, “—We are exposed to the risk of losses as a result of certain customer relationships with Lehman Brothers.” In some cases, we have indemnified customers against a shortfall in the value of collateral that secures certain repurchase obligations of third parties to such customers.

In addition, our customers often purchase securities or other financial instruments from a broker/dealer under repurchase arrangements, frequently as a method of reinvesting the cash collateral they receive from lending their securities. Under these arrangements, the broker/dealer is obligated to repurchase these securities or financial instruments from the customer at the same price at some point in the future. The anticipated value of the collateral is intended to exceed the broker/dealer’s repayment obligation. In certain cases, we agree to indemnify our customers from any loss that would arise upon a default by the counterparty if the proceeds from the disposition of the securities or other financial assets is less than the amount of the repayment obligation by the customer’s counterparty. In those instances, we, rather than our customer, are exposed to the risks associated with counterparty default and collateral value.

We are exposed to the risk of losses as a result of certain customer relationships with Lehman Brothers.

We had indemnification obligations with respect to customer repurchase agreements with Lehman. In the case of some of our customers that entered into repurchase agreements with a U.S.-based Lehman affiliate, we indemnified obligations totaling $1 billion and, following the bankruptcy of Lehman, paid this amount to our customers. Upon such payments, we took possession of the collateral, consisting of commercial real estate obligations, that was subject to our customers’ repurchase agreements with Lehman. Based upon our assessment of the likely proceeds to be received from the disposition or maturity of this collateral in light of the then current market environment, during the third quarter of 2008, we established a reserve of $200 million to cover the difference between the estimated fair value of the collateral at the time and the payment we made to our customers. As we do with our investment portfolio, we continue to evaluate the value of the collateral. Upon further evaluation or changes in market conditions, we may incur additional charges if the value of the collateral deteriorates. In addition, upon disposition or maturity of the collateral, the loss incurred may be greater than $200 million.

In addition to the foregoing repurchase agreements, certain customers had entered into repurchase agreements with Lehman’s U.K. affiliate. We have repaid those customers and taken possession of the related collateral; however, we believe that the proceeds from the disposition or maturity of the collateral will be at least equal to the amount we paid to such customers and, consequently, have not established a reserve related to those agreements. It is possible that we will incur losses relating to these agreements in the future.

We appointed Lehman as sub-custodian or prime broker for some of our custody customers and some investment funds managed by SSgA. For custody customers, we made this appointment at their direction. In the case of investment funds managed by SSgA, we appointed Lehman in our capacity as manager of those funds. As of September 15, 2008, the date Lehman was placed in administration, our custody customers had claims against Lehman of approximately $325 million, and our investment funds had claims against Lehman of approximately $312 million, both in connection with Lehman’s role as a sub-custodian or prime broker. Estimating the actual amount or timing of any recovery on our clients’ and funds’ claims against Lehman is currently not possible. While we believe that we acted appropriately in appointing Lehman as a sub-custodian and a prime-broker, some customers have requested that we compensate them for their losses. Any agreement to compensate any of these customers could adversely affect our financial condition and results of operations.

If all or a significant portion of the unrealized losses in our portfolio of investment securities were determined to be other-than-temporarily impaired, we would recognize a material charge to our earnings and our capital ratios would be adversely impacted.

As of December 31, 2008, there were $5.45 billion of after-tax net unrealized losses associated with our portfolio of investment securities available for sale and held to maturity that were recorded in other comprehensive income in consolidated shareholders’ equity. In addition to these unrealized losses, there were $870 million of after-tax unrealized losses associated with securities held to maturity that were not required under GAAP to be recorded in other comprehensive income. Generally, the fair value of such securities is based upon information supplied by third-party sources. Market values for the securities in our portfolio declined significantly during 2008 as liquidity and pricing generally in the capital markets was disrupted. When the fair value of a security declines, management must assess whether that decline is “other-than-temporary.” See “—We must apply significant judgment to assign fair values to our assets, and we may not be able to obtain these values, or any value, if these assets were sold.” When management reviews whether a decline in fair value is other than temporary, it considers numerous factors, many of which involve significant judgment. As 2008 progressed, rating agencies imposed an increasing number of downgrades and credit watches on the securities in our investment portfolio, which contributed to the decline in market values. Any continued increase in downgrades and credit watches may contribute to a further decline in market values. More generally, market conditions continue to be volatile, and we can provide no assurance that the amount of the unrealized losses will not increase.

To the extent that any portion of the unrealized losses in our portfolio of investment securities is determined to be other-than-temporarily impaired, we will recognize a charge to our earnings in the quarter during which such determination is made and our capital ratios will be adversely impacted. If any such charge is significant, a rating agency might downgrade our credit rating or put us on credit watch. A downgrade or a significant reduction in our capital ratios might adversely impact our ability to access the capital markets or might increase our cost of capital. Even if we do not determine that the unrealized losses associated with the investment portfolio require an impairment charge, increases in such unrealized losses adversely affect our tangible common equity ratio, which may adversely affect credit rating agency and investor sentiment toward us. Such negative perception also may adversely affect our ability to access the capital markets or might increase our cost of capital.

Our business activities, including the unconsolidated asset-backed commercial paper conduits we administer, expose us to liquidity and interest-rate risk.

In our business activities, we assume liquidity and interest-rate risk in our investment portfolio of longer-and intermediate-term assets, which is funded in large part by our customer deposit base. We may be exposed to liquidity or other risks in managing asset pools for third parties that are funded on a short-term basis, or where the customers participating in these products have a right to the return of cash or assets on limited notice. These business activities include, among others, the unconsolidated asset-backed commercial paper conduits that we administer, as well as securities finance collateral pools and money market and other short-term investment funds.

In the asset-backed commercial paper conduits, for example, pools of medium-and long-term financial instruments, principally mortgage- and other asset-backed securities, are financed through the issuance of short-term commercial paper. The conduits strive to maintain a positive margin between the rate of return on their longer-term assets and the short-term cost of funding. This mismatch in the maturity of the investment pools and funding creates risk if disruptions occur in the liquidity of the short-term debt or asset-backed securities markets, or if the cost of short-term borrowings exceeds the conduits’ rate of return on their investment pools or purchased assets.

In connection with our administration of the asset-backed commercial paper conduits, we provide contractual back-up liquidity to the conduits. If the conduits cannot issue sufficient commercial paper to meet their ongoing liquidity needs, we are required by contract to, among other things, provide liquidity to the conduits by purchasing portfolio assets from them. If required, these portfolio assets are purchased at prices determined in accordance with contractual terms of the applicable liquidity asset purchase agreement, which may exceed their fair value. We may also provide liquidity to the conduits by purchasing commercial paper from them or by providing other extensions of credit to the conduits.

Our asset-backed commercial paper conduit program experienced significantly reduced demand for its commercial paper financing beginning in the third quarter of 2007. As the disruption in the credit markets continued through 2008, our liquidity management of the conduits resulted in our purchasing historically high levels of commercial paper from the conduits. During 2008, the amount of commercial paper issued by the conduits held on our consolidated balance sheet increased from approximately $2 million as of December 31, 2007 to approximately $292 million as of March 31, 2008, approximately $212 million as of June 30, 2008, and approximately $7.82 billion as of September 30, 2008 (including $1.63 billion related to the Federal Reserve’s Asset-Backed Commercial Paper Money Market Mutual Fund Liquidity Facility, or AMLF). On December 31, 2008, we held $230 million of commercial paper issued by the conduits on our consolidated balance sheet (which did not include $5.70 billion sold by the conduits to the Federal Reserve’s Commercial Paper Funding Facility, or CPFF, as of December 31, 2008). The highest total overnight position (including AMLF) in the conduits’ commercial paper held by State Street during the quarter ended December 31, 2008, was approximately $8.89 billion and during the year ended December 31, 2008, was approximately $9.22 billion. The average total overnight position (including AMLF) for the same periods was approximately $5.43 billion for the quarter ended December 31, 2008, and $2.27 billion for the year ended December 31, 2008. As noted above, as of December 31, 2008, the conduits had utilized the Federal Reserve’s CPFF to issue $5.70 billion of commercial paper. The CPFF is currently scheduled to expire for new issuances on October 30, 2009. We may be required to provide additional back-up liquidity if the conduits are unable to place their commercial paper in the market after the CPFF expires.

Our contractual arrangements with the conduits also require us to purchase conduit portfolio assets under other circumstances, such as a downgrade of the credit rating of securities held by the conduits. Purchase of the assets of the conduits pursuant to the contractual agreements described above could affect the size of our balance sheet and related funding requirements, our capital ratios, and, if the conduit assets include unrealized losses, could require us to recognize those losses. As of December 31, 2008, there were $3.56 billion of after-tax net unrealized losses associated with portfolio holdings of the conduits. Because of our contractual agreements to purchase assets from the conduits under specified conditions, we are also exposed to the credit risks in the conduits’ portfolios.

If for any reason we were to consolidate the unconsolidated asset-backed commercial paper conduits that we administer onto our balance sheet, our funding requirements and capital ratios would be adversely affected and we may record significant unrealized losses.

The unconsolidated asset-backed commercial paper conduits we administer are not recorded in our consolidated financial statements. If circumstances change, we may be required under existing accounting standards to consolidate some or all of the otherwise unconsolidated conduits onto our balance sheet. One factor taken into consideration in evaluating whether we are required to consolidate the conduits under existing accounting standards is whether we or third parties are exposed to the majority of the “expected losses” (as defined in the accounting literature) associated with certain risks in the conduits’ business. Investors not affiliated with us have purchased from the conduits notes commonly referred to as “first-loss notes” that bear loss, up to the principal amount of the notes, before any loss would be allocated to us. We use financial models to determine whether the expected losses from the conduits are greater or less than the principal amount of the first-loss notes. If changes in market conditions require us to update the assumptions in our expected loss model, such that we conclude that we absorb greater than 50% of the expected losses, we may be required to consolidate one or more of the conduits unless the amount of first-loss notes is increased. As of December 31, 2008, these conduits had an aggregate of $67 million of first-loss notes outstanding compared to $32 million at December 31, 2007.

In various circumstances, including if the conduits are not able to issue additional first-loss notes, we may be deemed to be the primary beneficiary of the conduits, and we would be required to consolidate the conduits’ assets and liabilities onto our balance sheet. Moreover, current market conditions have increased the difficulty we face in predicting any such future losses. For example, certain assets of the conduits are entitled to the benefit of guarantees from monoline insurance companies. Our loss analysis depends on our ability to judge whether these insurance companies will continue to perform their guarantee obligations. The aggregate amortized cost of securities with underlying guarantees was approximately $2.49 billion at December 31, 2008 and $3.51 billion at December 31, 2007. Certain of these securities, which totaled approximately $730 million at December 31, 2008, are currently drawing on the underlying guarantees in order to make contractual principal and interest payments to the conduits. In these cases, the performance of the underlying security is highly dependent on the performance of the guarantor. During 2008, many of these guarantors experienced ratings downgrades. The credit ratings of the guarantors ranged from “AAA” to “CCC” as of December 31, 2008. None of these securities are in default.

It is also possible that changes to existing accounting standards will be adopted that will require us to consolidate the conduits. The Financial Accounting Standards Board is considering changes to accounting standards related to off-balance sheet vehicles such as the conduits and industry-wide revisions are under discussion that, if adopted in the form currently under consideration, would require us to consolidate, on January 1, 2010, all of the conduits we administer. Alternatively, existing accounting standards may be interpreted differently in the future in a manner that increases the risk of consolidation of the conduits. Consolidation would adversely affect the size of our balance sheet and related funding requirements, adversely affect our capital ratios and require us to recognize the conduits’ unrealized losses in the conduit assets resulting from the difference between the book value and the market value of the conduits’ portfolios. As of December 31, 2008, there were $3.56 billion of after-tax net unrealized losses associated with portfolio holdings of the conduits.

We must apply significant judgment to assign fair values to our assets, and we may not be able to realize these values, or any value, if these assets were sold.

As of December 31, 2008, including the effect of master netting agreements, approximately 39% of our consolidated total assets and approximately 8% of our consolidated total liabilities were carried at fair value on a recurring basis. Current accounting standards require us to categorize these assets and liabilities according to a fair value valuation hierarchy. On the same basis, approximately 33% of our financial assets and approximately 8% of our financial liabilities were categorized in level 2 of the valuation hierarchy (meaning that their fair value was determined by reference to quoted prices for similar assets or liabilities or other observable inputs) or level 3 (meaning that their fair value was determined by reference to inputs that are unobservable in the market and therefore require a greater degree of management judgment). The determination of fair value for financial assets and liabilities categorized in level 2 or 3 involves significant judgment due to the complexity of factors contributing to the valuation, many of which are not readily observable in the market. The current market disruptions make valuation even more difficult and subjective. In addition, we have historically placed a high level of reliance on information obtained from third-party sources to measure fair values. Third-party sources also use assumptions, judgments and estimates in determining securities values, and different third parties use different methodologies or provide different prices for securities.

In addition, the nature of the market participant that is valuing the securities at any given time could impact the valuation of the securities. For example, investment banks, such as the underwriters of our public offerings, may value our securities differently than securities pricing providers. Moreover, depending upon, among other things, the measurement date of the security, the subsequent sale price of the security may be different from its recorded fair value. These differences may be significant, especially if the security is sold during a period of illiquidity or market disruption or as part of a large block of securities under a forced transaction.

Adverse conditions in the economy or financial markets may simultaneously trigger adverse events affecting multiple aspects of our business.

Adverse economic or financial market conditions could simultaneously adversely affect several aspects of our business. For example, conditions in the financial markets that might require us to purchase assets from the conduits pursuant to the liquidity asset purchase agreements or result in the consolidation of the conduits and recognition of the conduits’ unrealized losses may at the same time also require us to recognize other-than-temporary impairment in our portfolio of investment securities. If multiple aspects of our business are simultaneously impacted by economic or financial market conditions or other events, the demands on our liquidity may exceed our resources.

We may need to raise additional capital in the future, which may not be available to us or may only be available on unfavorable terms.

As a result of continued disruption in the financial markets or other developments having an adverse effect on our capital ratios, we may need to raise additional capital in order to maintain our credit ratings or for other purposes. However, our ability to access the capital markets, if needed, will depend on a number of factors, including the state of the financial markets. Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on terms acceptable to us.

If our custody customers experience high levels of redemption requests from their investors, or if high volumes in the securities markets disrupt normal settlements, we may provide significant and unanticipated overdraft availability, exposing us to risk of loss.

We provide custody and related services for mutual funds and other collective investment vehicles managed by unaffiliated managers. Generally, these affiliated and unaffiliated collective investment pools offer investors liquidity on a daily basis or with notice periods of a month or less. During periods of disruption in the financial markets, failures in the settlement process tend to increase, and investor demand for liquidity from these investment pools can be extremely high relative to normal cash levels maintained by those funds. In such circumstances, we may, but generally are not required to, provide short-term extensions of credit. For example, during the second half of 2008, we funded higher-than-normal levels of overdrafts by unaffiliated mutual funds and other collective investment vehicles, with particular liquidity requirements by money market funds. The provision of such overdraft availability may affect the size of our balance sheet, which, in the absence of additional capital, could adversely affect our capital ratios. In addition, if these overdrafts are substantial relative to the net assets of the investment pool, we may be subject to the risk that the investment pool is unable to liquidate assets to pay down the overdraft or that a decline in the value of the investment pool’s assets may result in the fund not having sufficient assets to satisfy its obligation to repay the overdrafts, exposing us to risk of loss.

Our reputation and business prospects may be damaged if our customers incur substantial losses in investment pools where we act as agent.

Our management of collective investment pools on behalf of customers exposes us to reputational risk. The incurrence by our customers of substantial losses in these pools, particularly in money market funds (where there is a general market expectation that net asset value will not drop below $1.00 per share), in situations where we make distributions in-kind to satisfy redemption requests or in circumstances where one of our investment strategies significantly underperforms the market or our competitors’ products, could result in significant harm to our reputation and significantly and adversely affect the prospects of our associated business units. Because we often implement investment and operational decisions and actions over multiple investment pools to achieve scale, we face increased risk that losses, even small losses, may have a significant effect in the aggregate.

In some very limited circumstances, and consistent with applicable regulatory requirements, we may compensate investment pools for all or a portion of the pool’s losses even though we are not statutorily or contractually obligated to do so. For example, during the first and fourth quarters of 2008, we elected to provide support to stable value accounts managed by SSgA. These accounts, offered to retirement plans, allow participants to purchase and redeem units at a constant net asset value regardless of volatility in the underlying value of the assets held by the account. The accounts enter into contractual arrangements with third-party financial institutions that agree to make up any shortfall in the account if all the units are redeemed at the constant net asset value. These financial institutions have the right, under certain circumstances, to terminate this guarantee with respect to future investments in the account. During 2008, the liquidity and pricing issues in the fixed-income markets adversely impacted the market value of the securities in these accounts to the point that the third-party guarantors considered terminating their financial guarantees with the accounts.

During the first quarter of 2008, although we were not statutorily or contractually obligated to do so, we contributed $160 million to these accounts. In addition, during the fourth quarter of 2008, although we were not statutorily or contractually obligated to do so, we elected to purchase approximately $2.49 billion of debt securities from these accounts that had been identified as presenting increased risk in the current market environment, and to contribute an aggregate of $450 million to the accounts, to improve the ratio of the market value of the accounts’ portfolio holdings to the book value of the accounts. This election resulted in a fourth quarter 2008 charge of $450 million. Any future decision by us to provide financial support to our investment pools would potentially result in the recognition of significant losses and could in certain situations require us to consolidate the investment pools onto our balance sheet. A failure or inability to provide such support could damage our reputation among current and prospective customers. Any termination by a third-party guarantor of its guarantee could, if we were unable to replace the guarantee, adversely affect our business or result in litigation.

We may be exposed to customer claims, financial loss, reputational damage and regulatory scrutiny as a result of transacting purchases and redemptions relating to the unregistered cash collateral pools underlying our securities lending program at a net asset value of $1.00 per unit rather than a lower net asset value based upon market value of the underlying portfolios.

A portion of the cash collateral received by customers under our securities lending program is invested in cash collateral pools that we manage. Interests in these cash collateral pools are held by unaffiliated customers and by registered and unregistered investment funds that we manage. Our cash collateral pools that are money market funds registered under the Investment Company Act of 1940 are required to maintain, and have maintained, a constant net asset value of $1.00 per unit. The remainder of our cash collateral pools are bank collective investment funds that are not required to be registered under the Investment Company Act. These unregistered cash collateral pools seek, but are not required, to maintain, and transact purchases and redemptions at, a constant net asset value of $1.00 per unit. At December 31, 2008 and December 31, 2007, the aggregate net asset value of these unregistered cash collateral pools (based on a constant net asset value of $1.00) was approximately $122 billion and $194 billion, respectively.

Throughout 2008 and currently, these unregistered cash collateral pools have continued to transact purchases and redemptions at a constant net asset value of $1.00 per unit even though the market value of the unregistered cash collateral pools’ portfolio holdings, determined using pricing from third-party pricing sources, has been below $1.00 per unit. At December 31, 2008, the net asset value based upon market value of our unregistered cash collateral pools ranged from $0.908 to $1.00, with the weighted-average net asset value on such date being $0.939. A substantial portion of the decline in the market value of these assets occurred in the fourth quarter of 2008. We believe that our practice of continuing to transact at $1.00 per unit at the unregistered cash collateral pools, notwithstanding the underlying portfolios having a market value of less than $1.00 per unit, is consistent with the practices of other securities lending agents and in compliance with the terms of our unregistered cash collateral pools. We have continued this practice for a number of reasons, including that none of the securities in the cash collateral pools is currently in default or considered to be impaired, and that there are restrictions on withdrawals from the collective investment funds. Moreover, the cash collateral pools have adequate sources of liquidity, from normal lending activity under the securities lending program, as a cash collateral pool without the need to sell securities the values of which have been adversely impacted by the lack of liquidity in the fixed-income markets. If we continue to transact purchases and redemptions from the unregistered cash collateral pools based upon a constant $1.00 per unit net asset value and the liquid assets of these pools turn out to be insufficient to support redemption activity at such value or the pools suffer material defaults on their underlying portfolio holdings, investors in the unregistered cash collateral pools may seek to hold us responsible for any shortfall due to prior redemptions at a value above the market value of the underlying portfolio or as a result of any such portfolio defaults.

Moreover, a broad range of unregistered collective investment pools that SSgA manages, referred to as lending funds, participate in our securities lending program and as a result hold interests in the unregistered cash collateral pools discussed above. As a participant in these unregistered cash collateral pools, these lending funds may have the same claims as other clients discussed above. If it was determined that the historical or prospective transaction valuation of these units for subscription or redemption purposes at $1.00 was not appropriate, or if investors in the lending funds determine for their own purposes that the units in the unregistered cash collateral pools held by the lending funds should be valued at a price of less than $1.00, the net asset value of the lending funds may also be adversely affected and the lending fund investors may claim that they overpaid for their investment and seek to hold us responsible for their related investment loss. If we continue to transact purchases and redemptions of units of the unregistered cash collateral pools at a net asset value that reflects a valuation of $1.00 per unit, such potential exposure would likely increase over time. Since the percentage of a lending fund’s assets on loan varies based on the fund’s investment focus and with changes in market demand, the impact of this issue on the net asset value of the lending fund will vary significantly, but in some cases may be material. In such circumstances, our reputation as an asset manager and the marketability of these lending funds may be adversely affected and participants in our lending funds may seek to be compensated for any loss they incurred or allege to have incurred resulting from either a change in the reported net asset value of the collective investment pool or previous redemption and subscription activity in the collateral pools at the constant net asset value of $1.00 per unit.

Any claims asserted by investors in the unregistered cash collateral pools or our lending funds may be substantial, may entail litigation and may result in regulatory scrutiny of our securities lending program.

Our plan to reduce operating costs and support long-term growth may not achieve its intended objectives.

During the fourth quarter of 2008, we recorded charges of $306 million in connection with a restructuring plan. The plan is intended to reduce our future operating costs, including through global workforce reductions that are expected to be substantially completed by the end of the first quarter of 2009, in order to support our long-term growth while aligning the organization to meet the challenges and opportunities presented by the current market environment. Risks associated with implementing our restructuring plan and other workforce management issues may impair our ability to achieve anticipated operating cost reductions or may otherwise harm our business. We may also experience delays in implementing the plan. To the extent we make changes to the plan, we may incur additional charges, adjust our accrual or re-evaluate the plan.

If we are unable to continuously attract deposits and other short-term funding, our consolidated financial condition, including our capital ratios, our results of operations and our business prospects could be harmed.

Liquidity management is critical to the management of our consolidated balance sheet and to our ability to service our customer base. We generally use our sources of funds to:

•	extend credit to our customers in connection with our custody business;

•	meet demands for return of funds on deposit by customers; and

•	manage the pool of intermediate-and longer-term assets that comprise our investment portfolio.

Because the demand for credit by our customers is difficult to forecast and control, and may be at its peak at times of disruption in the securities markets, and because the average maturity of our investment portfolio is significantly longer than the contractual maturity of our deposit base, we need to continuously attract, and are dependent upon, access to various sources of short-term funding.

In managing our liquidity, our primary source of short-term funding is customer deposits, which are predominantly transaction-based deposits by institutional investors. Our ability to continue to attract these deposits, and other short-term funding sources such as certificates of deposit and commercial paper, is subject to variability based upon a number of factors, including volume and volatility in the global securities markets, the relative interest rates that we are prepared to pay for these liabilities and the perception of safety of those deposits or short-term obligations relative to alternative short-term investments available to our customers, including in the capital markets. For example, the disruption in the global fixed-income securities markets, which began in the third quarter of 2007 and continued throughout 2008, had a substantially greater impact upon liquidity and valuations in those markets than has historically been experienced. In addition, liquidity in the inter-bank market, as well as the markets for commercial paper, certificates of deposit and other short-term instruments, significantly contracted during 2008.

The availability and cost of credit in short-term markets is highly dependent upon the markets’ perception of our liquidity and creditworthiness. Our efforts to monitor and manage liquidity risk may not be successful or sufficient to deal with dramatic or unanticipated changes in the global securities markets or other event-driven reductions in liquidity. In such events, our cost of funds may increase, thereby reducing our net interest revenue, or we may need to dispose of a portion of our investment portfolio, which, depending upon market conditions, could result in our realizing a loss or experiencing other adverse consequences, including adverse accounting consequences.

If we are unable to successfully invest customer deposits our business may be adversely affected.

During the recent market disruptions, we experienced substantial inflows of liquid assets, particularly customer deposits, as short-term deposits with us became more attractive relative to other short-term investment options. However, the contraction in the number of counterparties for which we had a favorable credit assessment made it difficult to invest, even on an overnight basis, all of our available liquidity, which adversely impacted the rate of return that we earned on these assets. As a result of this contraction of counterparties during the recent market disruptions, we have frequently placed deposits with government central banks, resulting in a minimal rate of return. If we continue to face difficulty investing these assets, our ability to attract customer deposits may be harmed, which would in turn harm our business and our results of operations.

Any downgrades in our credit ratings could adversely affect our borrowing costs, capital costs and liquidity and cause reputational harm.

Various independent rating agencies publish credit ratings for our debt obligations based on their evaluation of a number of factors, some of which relate to our performance and other corporate developments, including financings, acquisitions and joint ventures, and some of which relate to general industry conditions. We anticipate that the rating agencies will review our ratings regularly based on our results of operations and developments in our business. We cannot assure you that we will continue to maintain our current ratings. The current market environment and exposure to other financial institution counterparties increases the risk that we may not maintain our current ratings. Downgrades in our credit ratings may adversely affect our borrowing costs, our capital costs and our ability to raise capital and, in turn, our liquidity. A failure to maintain an acceptable credit rating may also preclude us from being competitive in certain products, may be negatively perceived by our customers or counterparties or may have other adverse reputational effects.

An actual or perceived reduction in our financial strength may cause others to reduce or cease doing business with us.

Our counterparties, as well as our customers, rely upon our financial strength and stability and evaluate the risks of doing business with us. If we experience diminished financial strength or stability, actual or perceived, including due to market or regulatory developments, our announced or rumored business developments or results of operations, a decline in our stock price or a reduced credit rating, our counterparties may become less willing to enter into transactions, secured or unsecured, with us, our customers may reduce or place limits upon the level of services we provide them or seek other service providers and our prospective customers may select other service providers. The risk that we may be perceived as less creditworthy relative to other market participants is increased in the current market environment, where the consolidation of financial institutions, including major global financial institutions, is resulting in a smaller number of much larger counterparties and competitors. If our counterparties perceive us to be a less viable counterparty, our ability to enter into financial transactions on terms acceptable to us or our customers, on our or our customers’ behalf, will be materially compromised. If our customers reduce their deposits with us or select other service providers for all or a portion of the services we provide them, our net interest revenue and fee revenue will decrease accordingly.

Our businesses may be negatively affected by adverse publicity or other reputational harm.

Our relationship with many of our customers is predicated upon our reputation as a fiduciary and a service provider that adheres to the highest standards of ethics, service quality and regulatory compliance. Adverse publicity, regulatory actions, litigation, operational failures, the failure to meet customer expectations and other issues could materially and adversely affect our reputation, our ability to attract and retain customers or our sources of funding. Preserving and enhancing our reputation also depends on maintaining systems and procedures that address known risks and regulatory requirements, as well as our ability to identify and mitigate additional risks that arise due to changes in our businesses and the marketplaces in which we operate, the regulatory environment and customer expectations. If any of these developments has a material effect on our reputation, our business will suffer.

Governmental responses to recent market disruptions may be inadequate and may have unintended consequences.

In response to recent market disruptions, legislators and financial regulators have taken a number of steps to stabilize the financial markets. These steps included the Emergency Economic Stabilization Act of 2008, the American Recovery and Reinvestment Act of 2009, the provision of other direct and indirect assistance to distressed financial institutions, assistance by the banking authorities in arranging acquisitions of weakened banks and broker/dealers, implementation of programs by the Federal Reserve to provide liquidity to the commercial paper markets and temporary prohibitions on short sales of certain financial institution securities. Additional legislative and regulatory measures are under consideration, including, for example, measures with respect to modifications of residential mortgages. The overall effects of these and other legislative and regulatory efforts on the financial markets are uncertain, and may not have the intended stabilization effects. In addition to these actions in the U.S., other governments have taken regulatory and other steps to support financial institutions, to guarantee deposits and to seek to stabilize the financial markets. Should these or other legislative or regulatory initiatives fail to stabilize the financial markets, our business, financial condition, results of operations and prospects could be materially and adversely affected.

In addition, while these measures have been taken to support the markets, they may have unintended consequences on the global financial system or our businesses, including reducing competition, increasing the general level of uncertainty in the markets or favoring or disfavoring certain lines of business, institutions or depositors. We may need to modify our strategies, businesses or operations, and we may incur increased capital requirements and constraints or additional costs in order to satisfy new regulatory requirements or to compete in a changed business environment.

Our participation in the U.S. Treasury’s TARP capital purchase program restricts our ability to increase dividends on our common stock, undertake stock repurchase programs and compensate our employees.

In October 2008, the U.S. Treasury invested $2 billion in State Street pursuant to the TARP capital purchase program. The terms of the TARP capital purchase program require us to pay cumulative preferred dividends to Treasury and restrict our ability to increase dividends on our common stock, redeem Treasury’s investment without receiving high-quality replacement capital, undertake common stock repurchase programs and compensate our employees. In February 2009, the American Recovery and Reinvestment Act, among other things, retroactively imposed additional compensation and governance restrictions on participants in the program. Additional restrictions may be imposed by Treasury or Congress on us at a later date, and these restrictions may also apply to us retroactively. These restrictions may have a material adverse affect on our operations, revenue and financial condition, on our ability to pay dividends or on our ability to attract talented executives and other employees.

Government-imposed limitations on short sales and investor decisions to reduce short selling may harm our securities finance revenues.

Government-imposed prohibitions and restrictions on short sales of securities, designed to address perceived market abuses, negatively impacted the value of securities on loan during 2008. Although many of these restrictions have expired, continued reductions in the overall volume of short sales likely would decrease our securities finance revenue. In addition, media and regulatory focus on short selling, and losses incurred in securities finance programs sponsored by other financial institutions, have caused some institutional investors to reduce or eliminate their securities finance programs. Continued investor avoidance of short sales or renewed regulatory prohibitions on short sales would affect our business model and the demand for our services, and both our revenue from securities finance operations and the liquidity and market value of the collateral pools in which our customers invest may be adversely affected.

Because our fee income is based in part on the value of assets under custody or management, our business could be adversely affected by further declines in asset values.

The significant declines in equity and other financial markets globally during 2008 have adversely affected and are likely to continue to adversely affect our fee revenue, which is based in part upon the value of assets under custody, administration or management. Further deterioration or a continuation of recent market conditions is likely to lead to a continued decline in the value of assets under custody, administration or management, which would reduce our asset-based fee revenue and may adversely affect other transaction-based revenue, such as securities finance revenue, and the volume of transactions that we execute for our customers. Many of the costs of providing our services are relatively fixed. Therefore, any such decline in revenue would have a disproportionate effect on our earnings.

The illiquidity and volatility of global fixed-income and equity markets has affected our ability to effectively and profitably manage our investment pools and may make our products less attractive to customers.

We manage assets on behalf of customers in several forms, including in collective investment pools, including money market funds, securities finance collateral pools, cash collateral and other cash products and short-term investment funds. In addition to the impact on the market value of customer portfolios, the illiquidity and volatility of both the global fixed-income and equity markets have negatively affected our ability to manage customer inflows and outflows from our pooled investment vehicles. Within our asset management business, we manage investment pools, such as mutual funds and collective investment funds, that generally offer our customers the ability to withdraw their investments on short notice, generally daily or monthly. This feature requires that we manage those pools in a manner that takes into account both maximizing the long-term return on the investment pool and retaining sufficient liquidity to meet reasonably anticipated liquidity requirements of our customers.

During the 2008 market disruptions, the liquidity in many asset classes, particularly short-and long-term fixed-income securities, declined dramatically, and providing liquidity to meet all customer demands in these investment pools without adversely impacting the return to non-withdrawing customers became more difficult. For customers that invest directly or indirectly in certain of the collateral pools and seek to terminate participation in lending programs, we have required, in accordance with the applicable customer arrangements, that these withdrawals from the collateral pools take the form of partial in-kind distributions of securities. Although we are entitled to make distributions in-kind, customers have in some cases sought, and may in the future seek, reimbursement for any loss that they incur in connection with the disposition of such securities. If these higher than normal demands for liquidity from our customers continue or increase, it could become more difficult to manage the liquidity requirements of our collective investment pools and, as a result, we may elect (or in some situations be required) to support the liquidity of these pools. If the liquidity in the fixed-income markets were to deteriorate further or remain disrupted for a prolonged period, our relationship with our customers may be adversely affected, levels of redemption activity could increase and our results of operations and business prospects could be adversely impacted.

In addition, if a money market fund that we manage were to have unexpected liquidity demands from investors in the fund that exceeded available liquidity, the fund could be required to sell assets to meet those redemption requirements, and it may then be difficult to sell the assets held by the fund at a reasonable price, if at all.

Alternatively, although we have no such arrangements currently in place, we have in the past, and may in the future, guaranteed liquidity to investors desiring to make withdrawals from a fund, and a significant amount of such guarantees could adversely affect our own liquidity and financial condition. Because of the size of the investment pools that we manage, we may not have the financial ability or regulatory authority to support the liquidity demands of our customers. The extreme volatility in the equity markets has led to potential for the return on passive and quantitative products deviating from their target return. The temporary closures of securities exchanges in certain markets, such as occurred in Brazil and Russia in the second half of 2008, or artificial floors such as the one implemented in Pakistan, create a risk that customer redemptions in pooled investment vehicles may result in significant tracking error and underperformance relative to stated benchmarks. Any failure of the pools to meet redemption requests or to underperform relative to similar products offered by our competitors could harm our business and our reputation.

We are subject to intense competition in all aspects of our business, which could negatively affect our ability to maintain or increase our profitability.

The markets in which we operate across all facets of our business are both highly competitive and global. We have experienced, and anticipate that we will continue to experience, pricing pressure in many of our core businesses. Many of our businesses compete with other domestic and international banks and financial services companies, such as custody banks, investment advisors, broker-dealers, outsourcing companies and data processing companies. Ongoing consolidation within the financial services industry could pose challenges in the markets we serve, including potentially increased downward pricing pressure across our businesses. Many of our competitors, including our competitors in core services, have substantially greater capital resources than we do. In some of our businesses, we are service providers to significant competitors. These competitors are in some instances significant customers, and the retention of these customers involves additional risks, such as the avoidance of actual or perceived conflicts of interest and the maintenance of high levels of service quality. The ability of a competitor to offer comparable or improved products or services at a lower price would likely negatively affect our ability to maintain or increase our profitability. Many of our core services are subject to contracts that have relatively short terms or may be terminated by our customer after a short notice period. In addition, pricing pressures as a result of the activities of competitors, customer pricing reviews, and rebids, as well as the introduction of new products, may result in a reduction in the prices we can charge for our products and services.

If we fail to attract new customers and cross-sell additional products and services to our existing customers, our prospects for growth may be harmed.

Our strategy for growth depends upon both attracting new customers and cross-selling additional products and services to our existing customer base. To the extent that we are not able to achieve these goals, we may not be able to meet our financial goals. In addition, our proactive cross-selling of multiple products and services to our customers can exacerbate the negative financial effects associated with the risk of loss of any one customer.

Development of new products and services may impose additional costs on us and may expose us to increased operational risk.

Our financial performance depends, in part, on our ability to develop and market new and innovative services and to adopt or develop new technologies that differentiate our products or provide cost efficiencies, while avoiding increased related expenses. The introduction of new products and services can entail significant time and resources. Substantial risks and uncertainties are associated with the introduction of new products and services, including technical and control requirements that may need to be developed and implemented, rapid technological change in the industry, our ability to access technical and other information from our customers and the significant and ongoing investments required to bring new products and services to market in a timely manner at competitive prices. Regulatory and internal control requirements, capital requirements, competitive alternatives and shifting market preferences may also determine if such initiatives can be brought to market in a manner that is timely and attractive to our customers. Failure to manage successfully these risks in the development and implementation of new products or services could have a material adverse effect on our business, as well as our results of operations and financial condition.

It may be difficult and costly to protect our intellectual property rights, and we may not be able to ensure their protection.

We may be unable to protect our intellectual property and proprietary technology effectively, which may allow competitors to duplicate our technology and products and may adversely affect our ability to compete with them. To the extent that we are not able to protect our intellectual property effectively through patents or other means, employees with knowledge of our intellectual property may leave and seek to exploit our intellectual property for their own or others’ advantage. In addition, we may infringe upon claims of third-party patents, and we may face intellectual property challenges from other parties. We may not be successful in defending against any such challenges or in obtaining licenses to avoid or resolve any intellectual property disputes. The intellectual property of an acquired business, such as that of Currenex, Inc., acquired in 2007, may be an important component of the value that we agree to pay for such a business. However, such acquisitions are subject to the risks that the acquired business may not own the intellectual property that we believe we are acquiring, that the intellectual property is dependent upon licenses from third parties, that the acquired business infringes upon the intellectual property rights of others, or that the technology does not have the acceptance in the marketplace that we anticipated.

We may be unable to increase the portion of our management fee revenue that is generated from enhanced index and actively managed products, and the investment performance of these products may result in a reduction in the fees that we earn.

Over the past several years, we have sought to increase the portion of our management fee revenue generated from enhanced index and actively managed products, with respect to which we generally receive fees at higher rates compared to passive products. We may not be able to continue to increase this segment of our business at a rate that is consistent with our business and financial goals. The amount of assets we are able to attract and retain in active strategies depends on the performance of such products relative to competitive products in the institutional marketplace. For example, our active fixed-income business continues to be adversely impacted by underperformance in certain fixed-income strategies that occurred in 2007. In addition, with respect to certain of our enhanced index and actively managed products, we have entered into performance fee arrangements, where the management fee revenue we earn is based on the performance of managed funds against specified benchmarks. The reliance on performance fees increases the potential volatility of our management fee revenue. If investment performance in our asset management business fails to meet either benchmarks or the performance of our competitors, we could experience a decline in assets under management and a reduction in the fees that we earn, irrespective of economic or market conditions.

Our business is subject to risks from foreign exchange movements.

The degree of volatility in foreign exchange rates can affect our foreign exchange trading revenue. In general, increased currency volatility may increase our market risk, and our foreign exchange revenue, all other things being equal, is likely to decrease during times of decreased currency volatility. In addition, as our business grows globally, our exposure to changes in foreign currency exchange rates could affect our levels of revenue, expense and earnings, as well as the value of our investment in our non-U.S. operations.

Our revenues and profits are sensitive to changes in interest rates.

Our financial performance could be negatively affected by changes in interest rates as they impact our asset and liability management activities. The levels of interest rates in global markets, changes in the relationship between short- and long-term interest rates, the direction and speed of interest-rate changes, and the asset and liability spreads relative to the currency and geographic mix of our interest-earning assets and interest-bearing liabilities, affect our net interest revenue. Our ability to anticipate these changes or to hedge the related exposures on and off our consolidated balance sheet can significantly influence the success of our asset and liability management activities and the resulting level of our net interest revenue. The impact of changes in interest rates will depend on the relative durations of assets and liabilities in accordance with their relevant currencies. In general, sustained lower interest rates, a flat or inverted yield curve and narrow interest-rate spreads have a constraining effect on our net interest revenue.

Acquisitions, strategic alliances and divestiture pose risks for our business.

Acquisitions of complementary businesses and technologies, development of strategic alliances and divestiture of portions of our business, in addition to fostering organic growth opportunities, are an active part of our overall business strategy to remain competitive. The integration of acquisitions presents risks that differ from the risks associated with our ongoing operations. Our financial results would be significantly harmed by an inability to achieve the cost savings and other benefits that we anticipated in valuing an acquired business. We may not be able to effectively assimilate services, technologies, key personnel or businesses of acquired companies into our business or service offerings, alliances may not be successful, and we may not achieve related revenue growth or cost savings. We also face the risk of being unable to retain the customer bases of acquired companies or unable to cross-sell our products and services to its customers. Acquisitions of investment servicing businesses entail information technology systems conversions, which involve operational risks and may result in customer dissatisfaction and defection. Customers of asset servicing businesses that we have acquired may be competitors of our non-custody businesses. The loss of some of these customers or a significant reduction in revenues generated from them, for competitive or other reasons, would adversely affect the benefits that we expect to achieve from these acquisitions. In addition, we may not be able to successfully manage the divestiture of identified businesses on satisfactory terms, if at all, which would reduce any anticipated benefits to earnings.

With any acquisition, the integration of the operations and resources of the businesses could result in the loss of key employees, the disruption of our and the acquired company’s ongoing businesses, or inconsistencies in standards, controls, procedures and policies that could adversely affect our ability to maintain relationships with customers and employees or to achieve the anticipated benefits of the acquisition. Integration efforts may also divert management attention and resources. The acquisition and combination of a business with our operations may also expose us to risks from unknown or contingent liabilities with respect to which we may have no recourse against the seller. Acquisition transactions are often competitive auctions in which we have limited time and access to information to evaluate the risks inherent in the business being acquired, and no or limited recourse against the seller if undisclosed liabilities are discovered after we enter into a definitive agreement.

We may not achieve the benefits we sought in an acquisition, or, if achieved, those benefits may be achieved later than we anticipated. Failure to achieve anticipated benefits from an acquisition could result in increased costs and lower revenues than expected of the combined company. In addition, if the financial performance associated with an acquisition falls short of expectations, impairment charges associated with the goodwill or other intangible assets recorded as part of the acquisition may result.

Unavailability of financing may make future business acquisitions or dispositions difficult.

Our ability to make acquisitions in order to achieve greater economies of scale or to expand our product offering is dependent upon our financial resources and our ability to access the capital markets. In addition, our ability to dispose of businesses that no longer fit our business model may be difficult if attractive financing is not available to prospective buyers. Due to company-specific issues or lack of liquidity in the capital markets, our ability to continue to expand through acquisitions or to dispose of businesses that no longer are strategic to us may be adversely affected.

We face significant regulatory hurdles when planning business acquisitions.

In connection with most acquisitions, before the acquisition can be completed, we must obtain various regulatory approvals or consents, which may include approvals of the Federal Reserve, the Massachusetts Commissioner of Banks and other domestic and foreign regulatory authorities. These regulatory authorities may impose conditions on the completion of the acquisition or require changes to its terms. Any such conditions, or any associated regulatory delays, could limit the benefits of the transaction.

Competition for our employees is intense, and we may not be able to attract and retain the highly skilled people we need to support our business.

Our success depends, in large part, on our ability to attract and retain key people. Competition for the best people in most activities in which we engage can be intense, and we may not be able to hire people or retain them, particularly in light of compensation restrictions applicable to us, as a participant in the TARP capital purchase program, under the Emergency Economic Recovery Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009. The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business because of their skills, their knowledge of our markets, their years of industry experience and, in some cases, the difficulty of promptly finding qualified replacement personnel. Similarly, the loss of key employees, either individually or as a group, can adversely impact customer perception of our ability to continue to manage certain types of investment management mandates. In some of our businesses, we have experienced significant employee turnover, which increases costs, requires additional training and increases the potential for operational errors.

Long-term fixed-price contracts expose us to pricing and performance risk.

We enter into long-term fixed-price contracts to provide middle office or investment manager and hedge fund manager operations outsourcing services to customers, including services related but not limited to certain trading activities, cash reporting, settlement and reconciliation activities, collateral management and information technology development. The long-term contracts for these relationships require considerable up-front investment by us, including technology and conversion costs, and carry the risk that pricing for the products and services we provide might not prove adequate to generate expected operating margins over the term of the contracts. Profitability of these contracts is largely a function of our ability to accurately calculate pricing for our services and our ability to control our costs and maintain the relationship with the customer for an adequate period of time to recover our up-front investment. Our estimate of the profitability of these arrangements can be adversely impacted by declines in the assets under the customers’ management, whether due to general declines in the securities markets or customer specific issues. In addition, the profitability of these arrangements may be based on our ability to cross sell additional services to these customers, and we may be unable to do so.

In addition, performance risk exists in each contract, given our dependence on successful conversion and implementation onto our own operating platforms of the service activities provided. Our failure to meet specified service levels may also adversely affect our revenue from such arrangements, or permit early termination of the contracts by the customer. If the current decline in overall market securities valuations persists or our customers are unable to grow their businesses, these relationships may not be successful. These relationships have been an area of rapid growth in our business, and if the demand for these types of services were to decline, we could see a slowdown in the growth rate of our revenue.

We face significant risks developing and implementing our future business plans and strategies.

In order to maintain and grow our business, we must continuously make strategic decisions about our future business plans, including plans for entering or exiting business lines or geographic markets, plans for acquiring or disposing of businesses and plans to build new systems and other infrastructure. Our business, our results of operations and our financial position may be adversely affected by incorrect business and strategic decisions or improper implementation of our decisions. If the business decisions that we make prove erroneous, we may fail to be responsive to industry changes or customer demands. Moreover, the implementation of our decisions may involve significant capital outlays, often far in advance of when we expect to derive any related revenues, and therefore it may be difficult to alter or abandon plans without incurring significant loss.

We are exposed to operational risk, which could adversely affect our results of operations.

Operational risk is inherent in all of our activities. Our customers have a broad array of complex and specialized servicing, confidentiality and fiduciary requirements. We face the risk that the policies, procedures and systems we have established to comply with our operational requirements will fail, be inadequate or become outdated. We also face the potential for loss resulting from inadequate or failed internal processes, employee supervisory or monitoring mechanisms or other systems or controls, which could materially affect our future results of operations. Operational errors that result in us sending funds to a failing or bankrupt entity may be irreversible, and may subject us to losses. We may also be subject to disruptions from external events that are wholly or partially beyond our control, which could cause delays or disruptions to operational functions, including information processing and financial market settlement functions. In addition, our customers, vendors and counterparties could suffer from such events. Should these events affect us, or the customers, vendors or counterparties with which we conduct business, our results of operations could be negatively affected. When we record balance sheet reserves for probable loss contingencies from operational losses, we may be unable to accurately estimate our exposure, and any reserves we establish to cover operational losses may not be sufficient to cover our actual financial exposure, which may have a material impact on our consolidated financial condition or results of operations.

We depend on information technology, and any failures of our information technology systems could result in significant costs and reputational damage.

Our businesses depend on information technology infrastructure to record and process a large volume of increasingly complex transactions, in many currencies, on a daily basis, across numerous and diverse markets. Any interruptions, delays or breakdowns of this infrastructure could result in significant costs and reputational damage.

Cost shifting to foreign jurisdictions may expose us to increased operational risk and reputational harm and may not result in expected cost savings.

We actively strive to achieve cost savings by shifting certain business processes to lower-cost geographic locations, including by forming joint ventures and by establishing operations in lower cost areas, such as Poland, India and China, and outsourcing to vendors in various jurisdictions. This effort exposes us to the risk that we may not maintain service quality, control or effective management within these business operations. The increased elements of risk that arise from conducting certain operating processes in some jurisdictions could lead to an increase in reputational risk. During periods of transition, greater operational risk and customer concern exist regarding the continuity of a high level of service delivery. The extent and pace at which we are able to move functions to lower-cost locations may also be impacted by regulatory and customer acceptance issues. Such relocation of functions also entails costs, such as technology and real estate expenses, that may offset or exceed the expected financial benefits of the lower-cost locations.

Any theft, loss or other misappropriation of the confidential information we possess could have an adverse impact on our business and could subject us to regulatory actions, litigation and other adverse effects.

Our businesses and relationships with customers are dependent upon our ability to maintain the confidentiality of our and our customers’ trade secrets and confidential information (including customer transactional data and personal data about our employees, our customers and our customers’ customers). Unauthorized access to such information may occur, resulting in theft, loss or other misappropriation. Any theft, loss or other misappropriation of confidential information could have a material adverse impact on our competitive positions, our relationships with our customers and our reputation and could subject us to regulatory inquiries and enforcement, civil litigation and possible financial liability or costs.

Our businesses may be adversely affected by litigation.

From time to time, our customers may make claims and take legal action relating to our performance of fiduciary or contractual responsibilities. We may also face employment lawsuits or other legal claims. In any such claims or actions, demands for substantial monetary damages may be asserted against us and may result in financial liability or an adverse effect on our reputation among investors or on customer demand for our products and services. We may be unable to accurately estimate our exposure to litigation risk when we record balance sheet reserves for probable loss contingencies. As a result, any reserves we establish to cover any settlements or judgments may not be sufficient to cover our actual financial exposure, which may have a material impact on our consolidated financial condition or results of operations.

In the ordinary course of our business, we are also subject to various regulatory, governmental and law enforcement inquiries, investigations and subpoenas. These may be directed generally to participants in the businesses in which we are involved or may be specifically directed at us. In regulatory enforcement matters, claims for disgorgement, the imposition of penalties and the imposition of other remedial sanctions are possible.

In view of the inherent difficulty of predicting the outcome of legal actions and regulatory matters, we cannot provide assurance as to the outcome of any pending matter or, if determined adversely to us, the costs associated with any such matter, particularly where the claimant seeks very large or indeterminate damages or where the matter presents novel legal theories, involves a large number of parties or is at a preliminary stage. The resolution of certain pending legal actions or regulatory matters, if unfavorable, could have a material adverse effect on our consolidated results of operations for the quarter in which such actions or matters are resolved.

We face litigation risks in connection with SSgA’s active fixed-income strategies.

In connection with certain of SSgA’s active fixed-income strategies, during the fourth quarter of 2007, we established a reserve of approximately $625 million to address legal exposure and related costs in connection with such strategies. Among other things, the portfolio managers for certain actively managed fixed-income strategies materially increased the exposure of these strategies to securities collateralized by sub-prime mortgages and shifted the weighting of these portfolios to more highly rated sub-prime instruments. During the third quarter of 2007, as the liquidity and valuations of these securities, including the more highly rated instruments, came under increased pressure, the performance of these strategies was adversely, and in some cases significantly, affected. The underperformance, which was greater than that typically associated with fixed-income funds, also caused a number of our customers to question whether the execution of these strategies was consistent with their investment intent. This questioning has resulted in several civil suits, including putative class action claims, applicable both to funds registered under the Investment Company Act of 1940 and to those that are exempt from such registration. These lawsuits allege, among other things, that we failed to comply with applicable investment limitations, disclosure obligations and our requisite standard of care in managing these active funds, including those where we act as a fiduciary under ERISA. We have also received, and are in the process of responding to, inquiries or subpoenas from federal and state regulatory authorities regarding SSgA’s active fixed-income strategies. Given our desire to fully respond to customer concerns, in the fourth quarter of 2007, State Street undertook a further review of all the actively managed fixed-income strategies at SSgA that were exposed to sub-prime investments. Based on our review and ongoing discussions with customers who were invested in these strategies, we established a reserve to address our estimated legal exposure.

The reserve was established based upon our best judgment as to legal exposures and related costs associated with certain actively managed fixed-income investment strategies. As of December 31, 2008, we had made settlement and related payments totaling approximately $417 million. The amount of the original reserve was based on certain assumptions. While we believe the reserve represents a reasonable estimate of our legal exposure and other costs associated with these issues, we do not believe that it is feasible to predict or determine the amount of such exposure with certainty. As such, it is possible that we have overestimated or underestimated our exposure. If the amount of our actual exposure is materially different from our reserve, there would be a material impact on our consolidated financial condition and results of operations.

We face extensive and changing government regulation, which may increase our costs and expose us to risks related to compliance.

Most of our businesses are subject to extensive regulation by multiple regulatory bodies, and many of the customers to which we provide services are themselves subject to a broad range of regulatory requirements. These regulations may affect the manner and terms of delivery of our services. As a financial institution with substantial international operations, we are subject to extensive regulatory and supervisory oversight, both in the U.S. and outside the U.S. in connection with our global operations. The regulations affect, among other things, the scope of our activities and customer services, our capital structure and our ability to fund the operations of our subsidiaries, our lending practices, our dividend policy and the manner in which we market our services. Evolving regulations, such as the Basel II and other global regulatory capital frameworks, short-selling regulations and anti-money laundering regulations, may impose significant compliance costs on us. The disruption of the financial markets in 2008 and resulting governmental support of, and loss of confidence in, financial institutions is likely to result in demand for increased and more extensive regulation of our business both in the U.S and internationally. Different countries may respond to the market and economic environment in different and potentially conflicting manner, which could have the impact of increasing the cost of compliance for us. New or modified regulations and related regulatory guidance may have unforeseen or unintended adverse effects on the financial services industry.

If we do not comply with governmental regulations, we may be subject to fines, penalties, lawsuits or material restrictions on our businesses in the jurisdiction where the violation occurred, which may adversely affect our business operations and, in turn, our financial results. Similarly, many of our customers are subject to significant regulatory requirements, and retain our services in order for us to assist them in complying with those legal requirements. Changes in these regulations can significantly affect the services that we are asked to provide, as well as our costs. In addition, adverse publicity and damage to our reputation arising from the failure or perceived failure to comply with legal, regulatory or contractual requirements could affect our ability to attract and retain customers. If we cause customers to fail to comply with these regulatory requirements, we may be liable to them for losses and expenses that they incur. In recent years, regulatory oversight and enforcement have increased substantially, imposing additional costs and increasing the potential risks associated with our operations. If this regulatory trend continues, it could adversely affect our operations and, in turn, our financial results.

Changes in accounting standards may be difficult to predict and may adversely affect our consolidated financial position and results of operations.

New accounting standards, or changes in the interpretation of existing accounting standards, by the Financial Accounting Standards Board or the SEC, can potentially affect our consolidated financial condition and results of operations. These changes are difficult to predict, and can materially impact how we record and report our consolidated financial condition and results of operations and other financial information. In some cases, we could be required to apply a new or revised standard retroactively, resulting in the revised treatment of certain transactions or activities, and, in some cases, the restatement of prior period financial statements.

Changes in tax laws or regulations, and challenges to our tax positions with respect to historical transactions, may adversely affect our net income, effective tax rate and our overall results of operations and financial condition.

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

Prior to 2004, we entered into certain leveraged leases, known as sale-in, lease-out, or SILO, transactions. The Internal Revenue Service, or IRS, challenged our tax deductions arising from those transactions. During the second quarter of 2008, while we were engaged in settlement discussions with them, the IRS won a court victory in a SILO case involving other taxpayers. Shortly after that decision, the IRS suspended all SILO settlement discussions and, on August 5, 2008, issued a standard SILO settlement offer to most taxpayers that had such transactions. After reviewing the settlement offer carefully, we have decided not to accept it but to continue to pursue our appeal rights within the IRS.

In accordance with Statement of Financial Accounting Standards No. 13, Accounting for Leases, we originally recorded income and deferred tax liabilities with respect to our SILO transactions based on projected pre-tax and tax cash flows. In consideration of the terms of the settlement offer and the context in which it was issued, we revised our projections of the timing and amount of the tax cash flows and reflected those revisions in our leveraged lease accounting. During the third quarter of 2008 we substantially increased our reserve for tax-related interest expense that may be incurred upon resolution of this matter.

If we were to further revise our projection of the timing or amount of the tax cash flows from the leases, existing accounting standards would require us to again recalculate the rate of return and the recognition of income from the leases from inception. In addition to the recalculation, it is possible that we would increase our reserve for tax-related interest expense, which would be recorded as an increase to income tax expense.

The quantitative models we use to manage our business may contain errors that result in imprecise risk assessments, inaccurate valuations or poor business decisions.

We use quantitative models to help manage many different aspects of our business. As an input to our overall assessment of capital adequacy, we use models to measure the amount of credit risk, market risk, operational risk and business risk we face. During the preparation of our financial statements, we sometimes use models to value positions for which reliable market prices are not available. We also use models to support many different types of business decisions including trading activities, hedging, asset and liability management and whether to change business strategy. In all of these uses, errors in the underlying model could result in unanticipated and adverse consequences. Because of our widespread usage of models, potential errors in models pose an ongoing risk to us.

Our controls and procedures may fail or be circumvented, and our risk management policies and procedures may be inadequate.

We may fail to identify and manage risks related to a variety of aspects of our business, including, but not limited to, operational risk, interest-rate risk, trading risk, fiduciary risk, legal and compliance risk, liquidity risk and credit risk. We have adopted various controls, procedures, policies and systems to monitor and manage risk. We cannot provide assurance that those controls, procedures, policies and systems are adequate to identify and manage the risks inherent in our various businesses. In addition, our businesses and the markets in which we operate are continuously evolving. We may fail to fully understand the implications of changes in our business or the financial markets and fail to adequately or timely enhance our risk framework to address those changes. If our risk framework is ineffective, either because it fails to keep pace with changes in the financial markets or our business or for other reasons, we could incur losses.

We may fail to accurately quantify the magnitude of the risks we face, which could subject us to losses.

We may fail to accurately quantify the magnitude of the risks we face. Our measurement methodologies rely upon many assumptions and historical analyses and correlations. These assumptions may be incorrect, and the historical correlations we rely on may not continue to be relevant. Consequently, the measurements that we make for regulatory and economic capital may not adequately capture or express the true risk profiles of our businesses. Additionally, as businesses and markets evolve, our measurements may not accurately reflect those changes. While our risk measures may indicate sufficient capitalization, we may in fact have inadequate capital to conduct our businesses.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We occupy a total of approximately 8.7 million square feet of office space and related facilities around the world, of which approximately 7.8 million square feet are leased. Of the total leased space, approximately 3.9 million square feet are located in eastern Massachusetts. An additional 1.6 million square feet are located elsewhere throughout the U.S. and in Canada. We lease approximately 1.7 million square feet in the U.K. and Europe, and approximately 600,000 square feet in the Asia/Pacific region.

Our headquarters is located at State Street Financial Center, One Lincoln Street, Boston, Massachusetts, a 36-story office building. Various divisions of our lines of business occupy space in this building. We lease the entire 1,025,000 square feet of this building, as well as the entire 366,000-square-foot parking garage at One Lincoln Street, under 20-year non-cancelable capital leases. A portion of the lease payments is offset by subleases for 153,000 square feet of the building. We occupy three buildings located in Quincy, Massachusetts, one of which we own and the others we lease. The buildings, containing a total of approximately 1,057,000 square feet, function as State Street Bank’s principal operations facilities.

We believe that our owned and leased facilities are suitable and adequate for our business needs. Additional information about our occupancy costs, including our commitments under non-cancelable leases, is in note 20 of the Notes to Consolidated Financial Statements included in this Form 10-K under Item 8.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in various regulatory, governmental and law enforcement inquiries and subpoenas, as well as legal proceedings that arise in the normal course of business. For a discussion of proceedings, litigation exposure and related costs and other similar matters associated with SSgA’s active fixed-income strategies, including the establishment of a reserve of approximately $625 million as of December 31, 2007 and activity in this reserve during 2008, refer to “Risk Factors—We face litigation risks in connection with SSgA’s active fixed-income strategies” included under Item 1A; the “Expenses” and “Line of Business Information” sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations included under Item 7; and note 11 of the Notes to Consolidated Financial Statements included under Item 8 of this Form 10-K. In the opinion of management, after discussion with counsel and based on the information currently available, these regulatory, governmental and law enforcement inquiries and subpoenas and legal proceedings, including the above-mentioned matters associated with SSgA’s active fixed-income strategies, can be defended or resolved without a material adverse effect on our consolidated financial position or results of operations in future periods.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with regard to each of our executive officers as of February 27, 2009.

Name	Age	Position
Ronald E. Logue	63	Chairman and Chief Executive Officer
Joseph L. Hooley	51	President and Chief Operating Officer
Joseph C. Antonellis	54	Vice Chairman
Jeffrey N. Carp	52	Executive Vice President, Chief Legal Officer and Secretary
James J. Malerba	54	Executive Vice President and Corporate Controller
Maureen J. Miskovic	51	Executive Vice President and Chief Risk Officer
David C. O’Leary	62	Executive Vice President
James S. Phalen	58	Executive Vice President
David C. Phelan	51	Executive Vice President, General Counsel and Assistant Secretary
Scott F. Powers	49	President and Chief Executive Officer of State Street Global Advisors
David W. Puth	52	Executive Vice President
Edward J. Resch	56	Executive Vice President and Chief Financial Officer

All executive officers are appointed by the Board of Directors. All officers hold office at the discretion of the Board. There are no family relationships among any of our directors and executive officers.

Mr. Logue joined State Street in 1990 and has served as Chairman and Chief Executive Officer since 2004. Mr. Logue joined State Street as Senior Vice President and head of investment servicing for U.S. mutual funds and was elected Vice Chairman in 1999. Mr. Logue served as President from 2001 to April 2008 and as Chief Operating Officer from 2000 to April 2008.

Mr. Hooley joined State Street in 1986 and has served as President and Chief Operating Officer since April 2008. From 2002 to April 2008, Mr. Hooley served as Executive Vice President and head of Investor Services and, in 2006, was appointed Vice Chairman and Global Head of Investment Servicing and Investment Research and Trading.

Mr. Antonellis joined State Street in 1991. In 2003, he was named head of Information Technology and Global Securities Services. In 2006, he was appointed Vice Chairman with additional responsibility as head of Investor Services in North America and Global Investment Manager Outsourcing Services.

Mr. Carp joined State Street in 2006 as Executive Vice President and Chief Legal Officer. In 2006, he was also appointed Secretary. From 2004 to 2005, Mr. Carp served as executive vice president and general counsel of Massachusetts Financial Services, an investment management and research company. From 1989 until 2004, Mr. Carp was a senior partner at the law firm of Hale and Dorr LLP, where he was an attorney since 1982.

Mr. Malerba joined State Street in 2004 as Deputy Corporate Controller. In 2006, he was appointed Corporate Controller. Prior to joining State Street, he served as Deputy Controller at FleetBoston Financial Corporation from 2000 and continued in that role after the merger with Bank of America Corporation in 2004.

Ms. Miskovic became a State Street executive officer in 2008 and serves as Executive Vice President and Chief Risk Officer responsible for leading State Street’s risk management function globally. Before being appointed to this role, Ms. Miskovic served on State Street’s Board of Directors from 2006 until April 2008, and was Chairman of Eurasia Group, a global political risk advisory and consulting firm based in New York, from 2005 until November 2007, also serving as Chief Operating Officer of Eurasia from 2003 until 2005.

Mr. O’Leary joined State Street in 2005 as Executive Vice President and head of Global Human Resources. In 2004, he served as a senior advisor to Credit Suisse First Boston Corporation, a global financial services company, after serving as Managing Director from 1990 to 2003 and Global Head of Human Resources from 1988 to 2003.

Mr. James Phalen joined State Street in 1992. As of 2003, he served as Executive Vice President of State Street and Chairman and Chief Executive Officer of CitiStreet, a global benefits provider and retirement plan record keeper. In February 2005, he was appointed head of Investor Services in North America. In 2006, he was appointed head of international operations for Investment Servicing and Investment Research and Trading, based in Europe. From January 2008 until May 2008, he served on an interim basis as President and Chief Executive Officer of State Street Global Advisors.

Mr. David Phelan joined State Street in 2006 as Executive Vice President, General Counsel and Assistant Secretary. From 1995 until 2006, he was a senior partner at the law firm of Hale and Dorr LLP (and, following a merger, of Wilmer Cutler Pickering Hale and Dorr LLP), where he was an attorney since 1993.

Mr. Powers joined State Street in May 2008 as President and Chief Executive Officer of State Street Global Advisors. Prior to joining State Street, Mr. Powers served as Chief Executive Officer of Old Mutual US, the U.S. operating unit of London-based Old Mutual plc, an international savings and wealth management company, from September 2001 through April 2008.

Mr. Puth joined State Street in August 2008 as Executive Vice President and head of State Street’s Securities Finance, Global Markets and Investment Research businesses. Prior to joining State Street, Mr. Puth was the President of the Eriska Group, a risk management advisory firm that he founded in 2007. Prior to that time, Mr. Puth was with JPMorgan Chase and heritage corporations from 1988 where he was a Managing Director and a member of the bank’s Executive Committee.

Mr. Resch joined State Street in 2002 as Executive Vice President and Chief Financial Officer. He also served as Treasurer from 2006 until January 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR REGISTRANT’S COMMON EQUITY

Our common stock is listed on the New York Stock Exchange under the ticker symbol STT. There were 4,241 shareholders of record at December 31, 2008. Information concerning the market prices of, and dividends on, our common stock during the past two years is included in this Form 10-K under Item 8, under the caption “Quarterly Summarized Financial Information.”

In January 2008, under an existing authorization by our Board of Directors, we repurchased 552,000 shares of our common stock in connection with a $1 billion accelerated share repurchase program that concluded on January 18, 2008. As of December 31, 2008, approximately 13,245,000 shares remained available for future purchase under the Board authorization. We generally employ third-party broker/dealers to acquire shares on the open market in connection with our common stock purchase program.

As a result of our participation in the U.S. Treasury’s capital purchase program, we are not currently permitted to repurchase our common stock without Treasury’s consent. Additional information about this restriction is provided in the “Capital” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in note 13 of the Notes to Consolidated Financial Statements, included in this Form 10-K under Item 8.

Additional information about our common stock and other equity securities is provided in the “Capital—Regulatory Capital” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in note 13 of the Notes to Consolidated Financial Statements, included in this Form 10-K under Item 8.

RELATED STOCKHOLDER MATTERS

As a bank holding company, the parent company is a legal entity separate and distinct from its principal banking subsidiary, State Street Bank, and its non-banking subsidiaries. The right of the parent company to participate as a shareholder in any distribution of assets of State Street Bank upon its liquidation, reorganization or otherwise is subject to the prior claims by creditors of State Street Bank, including obligations for federal funds purchased and securities sold under repurchase agreements and deposit liabilities. Payment of dividends by State Street Bank is subject to the provisions of Massachusetts banking law, which provide that dividends may be paid out of net profits provided (i) capital stock and surplus remain unimpaired, (ii) dividend and retirement fund requirements of any preferred stock have been met, (iii) surplus equals or exceeds capital stock, and (iv) losses and bad debts, as defined, in excess of reserves specifically established for such losses and bad debts, have been deducted from net profits.

Under the Federal Reserve Act and Massachusetts state law, regulatory approval of the Federal Reserve and the Massachusetts Division of Banks would be required if dividends declared by State Street Bank in any year exceeded the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus. Information about dividends from our subsidiary banks is provided in note 16 of the Notes to Consolidated Financial Statements included in this Form 10-K under Item 8. Future dividend payments of State Street Bank and other non-banking subsidiaries cannot be determined at this time.

As a result of our participation in the U.S. Treasury’s capital purchase program, we are not currently permitted, without Treasury’s consent, to increase the quarterly dividend per share on our common stock above $0.24 per share. Additional information about this restriction is provided in the “Capital” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in note 16 of the Notes to Consolidated Financial Statements, included in this Form 10-K under Item 8. In February 2009, in light of the impact of the continued disruption in the global capital markets experienced since the middle of 2007, and as part of a plan to strengthen our tangible common equity, we announced a temporary reduction of the quarterly dividend on our common stock to $0.01 per share.

SHAREHOLDER RETURN PERFORMANCE PRESENTATION

The graph presented below compares the cumulative total shareholder return on State Street’s common stock to the cumulative total return of the S&P 500 Index and the S&P Financial Index for the five fiscal years which commenced January 1, 2004 and ended December 31, 2008. The cumulative total shareholder return assumes the investment of $100 in State Street common stock and in each index on December 31, 2003, and also assumes reinvestment of dividends. The S&P Financial Index is a publicly available measure of 81 of the Standard & Poor’s 500 companies, representing 29 diversified financial services companies, 16 banking companies, 21 insurance companies and 15 real estate companies.

Comparison of Five-Year Cumulative Total Shareholder Return

	2003	2004	2005	2006	2007	2008
State Street Corporation	$100	$96	$109	$135	$164	$81
S&P 500 Index	100	111	116	135	142	90
S&P Financial Index	100	111	118	141	115	51

ITEM 6.	SELECTED FINANCIAL DATA

(Dollars in millions, except per share amounts or where otherwise noted)

FOR THE YEAR ENDED DECEMBER 31:	2008	2007	2006	2005	2004
Total fee revenue	$7,747	$6,633	$5,186	$4,553	$4,050
Net interest revenue	2,650	1,730	1,110	907	859
Provision for loan losses	—	—	—	—	(18)
Gains (Losses) related to investment securities, net	(54)	(27)	15	(3)	24
Gain on sale of CitiStreet interest, net of exit and other associated costs	350	—	—	—	—
Gain on sale of Private Asset Management business, net of exit and other associated costs	—	—	—	16	—

Total revenue	10,693	8,336	6,311	5,473	4,951
Expenses:
Expenses from operations	6,780	5,768	4,540	4,041	3,676
Provision for legal exposure, net(1)	—	467	—	—	—
Provision for investment account infusion	450	—	—	—	—
Restructuring charges	306	—	—	—	21
Provision for indemnification exposure	200	—	—	—	—
Merger, integration and divestiture costs	115	198	—	—	62

Total expenses	7,851	6,433	4,540	4,041	3,759

Income from continuing operations before income tax expense	2,842	1,903	1,771	1,432	1,192
Income tax expense from continuing operations	1,031	642	675	487	394

Income from continuing operations	1,811	1,261	1,096	945	798
Income (Loss) from discontinued operations	—	—	10	(107)	—

Net income	$1,811	$1,261	$1,106	$838	$798

Net income available to common shareholders	$1,789	$1,261	$1,106	$838	$798

PER COMMON SHARE:
Basic earnings:
Continuing operations	$4.33	$3.50	$3.31	$2.86	$2.38
Net income	4.33	3.50	3.34	2.53	2.38
Diluted earnings:
Continuing operations	4.30	3.45	3.26	2.82	2.35
Net income	4.30	3.45	3.29	2.50	2.35
Cash dividends declared	.95	.88	.80	.72	.64
Closing market price (at year end)	39.33	81.20	67.44	55.44	49.12

AT YEAR END:
Investment securities	$76,017	$74,559	$64,992	$59,870	$37,571
Total assets	173,631	142,543	107,353	97,968	94,040
Deposits	112,225	95,789	65,646	59,646	55,129
Long-term debt	4,419	3,636	2,616	2,659	2,458
Total shareholders’ equity	12,774	11,299	7,252	6,367	6,159
Assets under custody (in billions)	12,041	15,299	11,854	10,121	9,497
Assets under management (in billions)	1,444	1,979	1,749	1,441	1,354
Number of employees	28,475	27,110	21,700	20,965	19,668

RATIOS:
Continuing operations:
Return on common shareholders’ equity	14.8%	13.4%	16.2%	15.3%	13.3%
Return on average assets	1.11	1.02	1.03	.95	.84
Common dividend payout	22.4	25.2	24.2	25.3	26.9
Net income:
Return on common shareholders’ equity	14.8	13.4	16.4	13.6	13.3
Return on average assets	1.11	1.02	1.04	.84	.84
Common dividend payout	22.4	25.2	24.0	28.5	26.9
Average common equity to average total assets	7.5	7.6	6.3	6.2	6.3
Net interest margin, fully taxable-equivalent basis	2.08	1.71	1.25	1.08	1.08
Tier 1 risk-based capital	20.3	11.2	13.7	11.7	13.3
Total risk-based capital	21.6	12.7	15.9	14.0	14.7
Tier 1 leverage ratio	7.8	5.3	5.8	5.6	5.5
Tangible common equity to adjusted tangible assets	4.6	3.9	5.1	4.8	4.5

(1)	Amount was composed of a provision for legal exposure of $600 million, a reduction of salaries and benefits expense of $141 million, and other expenses of $8 million; refer to the “Expenses” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-K under Item 8.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

State Street Corporation is a financial holding company organized under the laws of the Commonwealth of Massachusetts. All references in this Management’s Discussion and Analysis to the parent company are to State Street Corporation. Unless otherwise indicated or unless the context requires otherwise, all references in this Management’s Discussion and Analysis to “State Street,” “we,” “us,” “our” or similar terms mean State Street Corporation and its subsidiaries on a consolidated basis. State Street Bank and Trust Company is referred to as State Street Bank. At December 31, 2008, we had total assets of $173.63 billion, total deposits of $112.23 billion, total shareholders’ equity of $12.77 billion and employed 28,475. With $12.04 trillion of assets under custody and $1.44 trillion of assets under management at year-end 2008, we are a leading specialist in meeting the needs of institutional investors worldwide.

We report two lines of business: Investment Servicing and Investment Management. These lines of business provide a full range of products and services for our customers, which include mutual funds, collective investment funds and other investment pools, corporate and public retirement plans, insurance companies, foundations, endowments and investment managers. Investment Servicing provides services to support institutional investors, such as custody, product- and participant-level accounting, daily pricing and administration; master trust and master custody; recordkeeping; shareholder services, including mutual fund and collective investment fund shareholder accounting; foreign exchange, brokerage and other trading services; securities finance; deposit and short-term investment facilities; loans and lease financing; investment manager and hedge fund manager operations outsourcing; and performance, risk and compliance analytics. Investment Management provides a broad array of services for managing financial assets, such as investment research services and investment management, including passive and active U.S. and non-U.S. equity and fixed-income strategies. For additional information about our lines of business, see the “Line of Business Information” section of this Management’s Discussion and Analysis and note 24 of the Notes to Consolidated Financial Statements included in this Form 10-K under Item 8.

This Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in this Form 10-K under Item 8. Certain previously reported amounts presented have been reclassified to conform to current period classifications. We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the U.S., referred to as GAAP. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions in the application of certain accounting policies that materially affect the reported amounts of assets, liabilities, revenue and expenses. Accounting policies that require management to make assumptions that are difficult, subjective or complex about matters that are uncertain and may change in subsequent periods are discussed in more depth in the “Significant Accounting Estimates” section of this Management’s Discussion and Analysis.

Certain financial information provided in this Management’s Discussion and Analysis has been prepared on both a GAAP basis and an “operating” basis. Management measures and compares certain financial information on an operating basis, as it believes that this presentation supports meaningful comparisons from period to period and the analysis of comparable financial trends with respect to State Street’s normal ongoing business operations. Management believes that operating-basis financial information, which reports revenue from non-taxable sources on a fully taxable-equivalent basis and excludes the impact of revenue and expenses outside of the normal course of our business, facilitates an investor’s understanding and analysis of State Street’s underlying financial performance and trends in addition to financial information prepared in accordance with GAAP.

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

OVERVIEW OF FINANCIAL RESULTS

Years ended December 31,	2008(1)	2007(2)	2006
(Dollars in millions, except per share amounts)
Total fee revenue	$7,747	$6,633	$5,186
Net interest revenue	2,650	1,730	1,110
Provision for loan losses	—	—	—
Gains (Losses) related to investment securities, net	(54)	(27)	15
Gain on CitiStreet interest, net of exit and other associated costs	350	—	—

Total revenue	10,693	8,336	6,311
Expenses:
Expenses from operations	6,780	5,768	4,540
Provision for legal exposure, net(3)	—	467	—
Provision for investment account infusion	450	—	—
Restructuring charges	306	—	—
Provision for indemnification exposure	200	—	—
Merger and integration costs	115	198	—

Total expenses	7,851	6,433	4,540

Income from continuing operations before income tax expense	2,842	1,903	1,771
Income tax expense from continuing operations	1,031	642	675

Income from continuing operations	1,811	1,261	1,096
Income from discontinued operations	—	—	10

Net income	$1,811	$1,261	$1,106

Net income available to common shareholders	$1,789	$1,261	$1,106

Earnings per common share from continuing operations:
Basic	$4.33	$3.50	$3.31
Diluted	4.30	3.45	3.26
Earnings per common share:
Basic	$4.33	$3.50	$3.34
Diluted	4.30	3.45	3.29
Average common shares outstanding (in thousands):
Basic	413,182	360,675	331,350
Diluted	416,100	365,488	335,732
Return on common shareholders’ equity from continuing operations	14.8%	13.4%	16.2%
Return on common shareholders’ equity	14.8	13.4	16.4

(1)	Financial results for the year ended December 31, 2008 include results of the acquired Investors Financial business.

(2)	Financial results for the year ended December 31, 2007 include results of the acquired Investors Financial business for the third and fourth quarters of 2007.

(3)	Amount was composed of a provision for legal exposure of $600 million, a reduction of salaries and benefits expense of $141 million, and other expenses of $8 million; refer to the “Expenses” section of this Management’s Discussion and Analysis.

Financial Highlights

For 2008, we recorded net income of $1.79 billion, or $4.30 per diluted share, compared to $1.26 billion, or $3.45 per diluted share, for 2007. Total revenue increased 28% from 2007, and return on common equity was 14.8% compared to 13.4% for 2007.

Total revenue for 2008 grew 28% from 2007. Total fee revenue, which grew 17%, reflected growth in servicing fees and trading services revenue, up 11% and 27%, respectively, compared to 2007, and securities finance revenue, up 81%. Generally, servicing fees benefited from the inclusion of the acquired Investors

Financial business for the full year and net new business, partly offset by declines in equity market valuations. Management fees declined 10% from 2007, primarily as a result of declines in equity market valuations and lower performance fees. Trading services revenue grew primarily as a result of higher levels of volatility and the contribution of the acquired Investors Financial business (with respect to foreign exchange revenue), and the inclusion of revenue from the acquired Currenex business (with respect to brokerage and other fees), both for a full year. Securities finance revenue benefited primarily from wider credit spreads across all lending programs, as well as revenue contributed by the acquired Investors Financial business. Processing fees and other revenue were flat with 2007 levels. The growth in total revenue also reflected a $350 million gain from the sale of our joint venture interest in CitiStreet in July 2008.

Net interest revenue increased 53% compared to 2007, or 54% on a fully taxable-equivalent basis ($2,754 million compared to $1,788 million, reflecting tax-equivalent adjustments of $104 million and $58 million, respectively), with a related increase in net interest margin of 37 basis points. These increases were primarily due to the impact of Federal Reserve reductions in interest rates during 2008 and increases in customer deposits.

Total expenses of $7.85 billion increased 22% from 2007, partly reflective of the aggregate $1.07 billion of the following items: merger and integration costs associated with the Investors Financial acquisition ($115 million); the charge associated with the cash infusion into the SSgA investment management accounts ($450 million); the restructuring charges associated with the reduction in workforce and other cost initiatives ($306 million); and the provision for estimated net exposure on an indemnification obligation associated with collateralized repurchase agreements ($200 million). This compares to the aggregate $665 million of the following items: merger and integration costs associated with Investors Financial ($198 million), and a net charge related to certain active fixed-income strategies managed by State Street Global Advisors, or SSgA ($467 million) recorded in 2007. Expenses from operations of $6.78 billion ($7.85 billion net of $1.07 billion) increased 17.5% compared to 2007 expenses from operations of $5.77 billion ($6.43 billion net of $665 million). The increase resulted from the inclusion of expenses of the acquired Investors Financial business for full-year 2008 compared to six months in 2007, increases in salaries and benefits expenses, higher levels of professional fees and securities processing costs, and new fees and assessments paid to banking regulators.

For 2008, our non-U.S. revenue was approximately 35% of our total revenue, compared to 41% for 2007 and 43% for 2006. The decrease compared to 2007 was primarily the result of the inclusion of revenue from the acquired Investors Financial business for the full year, compared to six months for 2007, as well as higher levels of domestic revenue growth.

Results for 2008 included the following significant items outside of the ordinary course of our business.

•

During the third and fourth quarters of 2008, we participated in the Federal Reserve’s AMLF, and earned $68 million of pre-tax net interest revenue related to this program (see the “Net Interest Revenue” section of this Management’s Discussion and Analysis for additional information);

•

During the third quarter of 2008, the IRS issued a standard settlement offer to taxpayers that have entered into SILO leveraged leases. We did not accept the offer and continue to pursue our appeal rights within the IRS. In consideration of the terms of the offer and the context in which it was issued, we revised our projection of the timing and amount of tax cash flows from the leases and recalculated the recognition of lease-related revenue over the leases’ terms from their inception. This recalculation resulted in a cumulative reduction of net interest revenue of $98 million and the accrual of income tax expense of $39 million during 2008 (see the “Net Interest Revenue” section of this Management’s Discussion and Analysis for additional information);

•

We completed the sale of our 50% joint venture interest in CitiStreet in July 2008, and recognized a $350 million pre-tax gain, which was net of exit and other costs associated with the sale (see the “Consolidated Results of Operations—Total Revenue” section of this Management’s Discussion and Analysis for additional information);

•

In October 2008, in connection with SSgA investment management products that rely upon contractual arrangements with wrap providers, we provided support to these accounts by purchasing approximately $2.49 billion of asset-backed and mortgage-backed securities from them at then current market prices and making an aggregate cash infusion into the accounts of approximately $450 million. As a result of these actions, we recorded a charge of $450 million in our consolidated statement of income (see the “Expenses” section of this Management’s Discussion and Analysis for additional information);

•

During the fourth quarter of 2008, we recorded restructuring charges of $306 million associated with a reduction in our global workforce and other cost initiatives (see the “Expenses” section of this Management’s Discussion and Analysis for additional information);

•

During the third quarter of 2008, we recorded a $200 million provision to recognize our estimated net exposure related to an indemnification obligation associated with collateralized repurchase agreements with an affiliate of Lehman Brothers Holdings Inc. (see the “Expenses” section of this Management’s Discussion and Analysis for additional information); and

•

We recorded $115 million of merger and integration costs associated with our July 2007 acquisition of Investors Financial (see the “Expenses” section of this Management’s Discussion and Analysis for additional information).

In February 2009, in light of the impact of the continued disruption in the global capital markets experienced since the middle of 2007, which is described in more detail in the following section, we announced a series of actions to strengthen our tangible common equity, or TCE, ratio. We define the TCE ratio as the relationship of our consolidated common shareholders’ equity to our consolidated total assets, with both amounts reduced by goodwill and other intangible assets net of related deferred taxes.

For 2009, our plan to improve our TCE ratio includes temporarily reducing our quarterly dividend on our common stock to $0.01 per share, the reinvestment of investment securities paying down and maturing during 2009 into interest-bearing deposits with U.S. and non-U.S. central banks, and a resulting reduction in the size of our consolidated balance sheet. We expect that these actions will produce growth in organic capital but will reduce our net interest margin for 2009 by approximately 13% to 18% compared to 2008.

IMPACT OF SECURITIES MARKETS DISRUPTION AND GOVERNMENT ACTIONS

Over the past eighteen months, the global financial markets have experienced significant disruption, including substantial volatility, limited trading activity in some markets and a widespread lack of liquidity. These events, and the potential for increased and continuing disruption, have significantly diminished overall confidence in the financial markets and in financial institutions, and have further worsened liquidity and pricing issues within the fixed-income securities markets. In the second half of 2008, these conditions resulted in the bankruptcy or acquisition of, or significant government assistance to, a number of major domestic and international financial institutions. Overall, this disruption increased the uncertainty and unpredictability we face in our business and affected our results of operations and our financial condition.

The significant declines in equity and other financial markets globally during 2008 adversely affected our servicing and management fee revenues, which are based, in part, on the value of assets under custody or management. Our trading services revenue benefitted from market volatility and the resulting increases in the volumes of transactions that we execute for our customers. Our securities finance revenue was favorably affected by wider spreads, although this business experienced a decline in lending due to the reduction or suspension of participation by some institutional investors in our securities lending program.

During the third and fourth quarters of 2008, in response to the above-described market conditions, federal government and bank regulatory agencies, particularly the U.S. Department of the Treasury, the Board of Governors of the Federal Reserve System and the FDIC, working in cooperation with foreign governments and other central banks, instituted a variety of programs designed to restore confidence in the financial markets, strengthen financial institutions and encourage the flow of credit and liquidity in support of the U.S. economy. The programs in which State Street had significant participation or involvement are described below.

Asset-Backed Commercial Paper Money Market Mutual Fund Liquidity Facility

This facility, referred to as the AMLF, was instituted by the Federal Reserve in September 2008. It is designed to restore liquidity in the asset-backed commercial paper markets and assist money market mutual funds in meeting investor redemption requests. The Federal Reserve extends non-recourse loans to eligible banking organizations to finance their purchase of high-quality asset-backed commercial paper from eligible money market funds or other eligible entities. The facility, originally intended to expire on January 30, 2009, was extended to October 30, 2009.

We began our participation in the AMLF in September 2008, and were one of the first institutions to be fully operational for mutual fund customers desiring to utilize the facility. For 2008, we earned net interest revenue associated with this facility of approximately $68 million. Additional information about the impact of our participation in the AMLF on our consolidated financial statements is provided in the “Consolidated Results of Operations—Net Interest Revenue” section of this Management’s Discussion and Analysis and in note 8 of the Notes to Consolidated Financial Statements included in this Form 10-K under Item 8.

Mortgage-Backed Securities Purchase Program

The program, announced by the U.S. Treasury in September 2008, is designed to broaden access to mortgage funding for current and prospective homeowners, as well as to promote market stability through the Treasury’s purchase of new mortgage-backed securities issued by Fannie Mae and Freddie Mac. The program is intended to expire on December 31, 2009. In October 2008, SSgA was one of two asset managers appointed as an agent to manage assets purchased under the program.

Temporary Guarantee Program for Money Market Funds

The U.S. Treasury instituted the Temporary Guarantee Program for Money Market Funds in September 2008. The program is designed to address temporary dislocations in credit markets. The program temporarily guarantees the share price of any publicly-offered, eligible money market mutual fund that applies for and pays a fee to participate in the program. The program provides coverage to shareholders up to amounts that they held in participating money market funds as of the close of business on September 19, 2008. The program, originally intended to expire on December 29, 2008, has been extended through April 30, 2009. Three of SSgA’s money market funds are participating in the program.

Commercial Paper Funding Facility

The facility, referred to as the CPFF, was instituted by the Federal Reserve and became operational in October 2008. The facility is designed to complement the Federal Reserve’s existing credit facilities to help provide liquidity to term funding markets. It provides a liquidity back-stop to U.S. issuers of commercial paper through a special purpose vehicle that purchases three-month unsecured and asset-backed commercial paper directly from eligible issuers. State Street was appointed CPFF custodian and administrator in October 2008. During the fourth quarter of 2008, we paid a registration fee of approximately $23 million to the Federal Reserve to participate in the facility. The State Street-administered asset-backed commercial paper conduits, as of December 31, 2008, had sold $5.70 billion of commercial paper to the CPFF. The CPFF, originally intended to expire on April 30, 2009, was extended to October 30, 2009.

Temporary Liquidity Guarantee Program

The program was announced by the FDIC in October 2008, and final rules were issued in November and December 2008. The program is designed to strengthen confidence and encourage liquidity in the U.S. banking system (1) by guaranteeing newly issued senior unsecured debt of banks, thrifts and certain holding companies, and (2) by providing unlimited insurance protection for non-interest bearing deposit transactions accounts at FDIC-insured institutions through December 31, 2009. The program provides a 100% guarantee for unsecured senior debt issued through June 30, 2009 by banks, thrifts, bank holding companies, financial holding companies and thrift holding companies. The guarantee will exist for three years. In December 2008, we paid aggregate fees of approximately $5 million to participate in both features of this program. Additional information about the FDIC’s guarantee of certain of our senior unsecured debt is provided in the “Liquidity” section of Management’s Discussion and Analysis included in this Form 10-K under Item 7.

Money Market Investor Funding Facility

This program, instituted by the Federal Reserve, became operational in November 2008. The program is designed to provide liquidity to eligible U.S. money market investors. The Federal Reserve Bank of New York will provide up to $600 billion of senior secured funding to a series of private-sector special purpose vehicles to finance the purchase of eligible assets from eligible investors. The special purpose vehicles will commence a wind-down process on October 30, 2009 unless the Federal Reserve further extends the facility. State Street facilitated the implementation and extension of this program, working with the Federal Reserve and the program administrator.

TARP Capital Purchase Program

State Street was selected by Treasury as one of the nine financial institutions to participate in the launch of this program, in connection with actions taken by the U.S. government designed to protect the U.S. economy, strengthen public confidence in financial institutions and foster the strong functioning of credit markets. In October 2008, State Street agreed to, and received, a $2 billion investment (based on a percentage of its consolidated risk-weighted assets) through the issuance of 20,000 shares of its Series B preferred stock and a related warrant to purchase approximately 5.6 million shares of its common stock to Treasury. Information about the impact of our participation in the capital purchase program on our consolidated financial statements is provided in the “Capital” section of this Management’s Discussion and Analysis and in note 13 of the Notes to Consolidated Financial Statements included in this Form 10-K under Item 8.

CONSOLIDATED RESULTS OF OPERATIONS

This section discusses our consolidated results of operations for 2008 compared to 2007, and should be read in conjunction with the consolidated financial statements and accompanying notes included in this Form 10-K under Item 8. A comparison of consolidated results of operations for 2007 with those for 2006 is provided in the “Comparison of 2007 and 2006—Overview of Consolidated Results of Operations” section of this Management’s Discussion and Analysis.

TOTAL REVENUE

Years ended December 31,	2008	2007	2006	Change 2007-2008
(Dollars in millions)
Fee revenue:
Servicing fees	$3,745	$3,388	$2,723	11%
Management fees	1,028	1,141	943	(10)
Trading services	1,467	1,152	862	27
Securities finance	1,230	681	386	81
Processing fees and other	277	271	272	2

Total fee revenue	7,747	6,633	5,186	17
Net interest revenue:
Interest revenue	4,879	5,212	4,324	(6)
Interest expense	2,229	3,482	3,214	(36)

Net interest revenue	2,650	1,730	1,110	53
Provision for loan losses	—	—	—

Net interest revenue after provision for loan losses	2,650	1,730	1,110	53
Gains (Losses) related to investment securities, net	(54)	(27)	15
Gain on sale of CitiStreet interest, net of exit and other associated costs	350	—	—

Total revenue	$10,693	$8,336	$6,311	28

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

Fee Revenue

Servicing and management fees collectively comprised approximately 62% of our total fee revenue for 2008 and 68% for 2007. These fees are a function of several factors, including the mix and volume of assets under custody and assets under management, securities positions held and the volume of portfolio transactions, and the types of products and services used by customers, and are affected by changes in worldwide equity and fixed-income valuations.

Generally, servicing fees are affected, in part, by changes in daily average valuations of assets under custody, while management fees are affected by changes in month-end valuations of assets under management. Additional factors, such as the level of transaction volumes, changes in service level, balance credits, customer minimum balances, pricing concessions and other factors, may have a significant effect on servicing fee revenue. Generally, management fee revenue is more sensitive to market valuations than servicing fee revenue. Management fees also include performance fees, which amounted to approximately 2% of management fees for 2008 compared to 6% for 2007. Performance fees are generated when the performance of certain managed funds exceeds benchmarks specified in the management agreements, and we experience more volatility with performance fees than with more traditional management fees.

In light of the above, we estimate, assuming all other factors remain constant, that a 10% increase or decrease in worldwide equity values would result in a corresponding change in our total revenue of approximately 2%. If fixed-income security values were to increase or decrease by 10%, we would anticipate a corresponding change of approximately 1% in our total revenue. We would expect the above-described relationships to exist in normalized financial markets. These relationships were not experienced in 2008 in light of the significant disruption in the global financial markets. Those disrupted conditions adversely affected our servicing and management fee revenues for 2008, which are based, in part, on the value of assets under custody or management as described earlier in this section. However, during 2008, in general, our trading services revenue benefited from volatility in the markets and from related increases in customer transaction volume; our securities finance revenue benefited from wider spreads, in spite of a decline in securities lending volumes caused by reduced or suspended participation by some institutional investors in the program; and our net interest revenue grew as a result of Federal Reserve rate reductions and significant increases in customer deposits. Collectively, these positive trends offset a portion of the market-related impact on certain of our revenue. In addition, the acquired Investors Financial business contributed a full year of revenue in 2008 compared to six months in 2007.

The following table presents selected equity market indices. Daily averages and the averages of month-end indices demonstrate worldwide equity market valuation changes that affect servicing and management fee revenue, respectively. Year-end indices impact the value of assets under custody and management at those dates. The index names listed in the table and elsewhere in this Management’s Discussion and Analysis are service marks of their respective owners.

INDEX

	Daily Averages of Indices			Average of Month-End Indices			Year-End Indices
	2008	2007	Change	2008	2007	Change	2008	2007	Change
S&P 500®	1,220	1,477	(17)%	1,215	1,478	(18)%	903	1,468	(38)%
NASDAQ®	2,162	2,578	(16)	2,149	2,588	(17)	1,577	2,652	(41)
MSCI EAFE®	1,792	2,212	(19)	1,777	2,230	(20)	1,237	2,253	(45)

FEE REVENUE

Years ended December 31,	2008	2007	2006	Change 2007-2008
(Dollars in millions)
Servicing fees	$3,745	$3,388	$2,723	11%
Management fees(1)	1,028	1,141	943	(10)
Trading services	1,467	1,152	862	27
Securities finance	1,230	681	386	81
Processing fees and other	277	271	272	2

Total fee revenue	$7,747	$6,633	$5,186	17

(1)	Includes performance fees of $21 million, $72 million and $79 million for 2008, 2007 and 2006, respectively.

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

The growth in servicing fees from 2007 primarily resulted from the inclusion of an additional $232 million of servicing fee revenue from the acquired Investors Financial business, an increase of $87 million from the impact of net new business from existing and new customers and higher transaction volumes. Net new business is defined as new business net of lost business. The aggregate increase in servicing fees was partially offset by declines in daily average equity market valuations and pricing concessions. During 2008, the portion of assets under custody composed of equities, which generally earn higher fees, declined to 42% of total assets under custody compared to 57% in 2007, reflecting the impact of declines in equity market valuations. For 2008 and 2007, servicing fees generated from customers outside the U.S. were approximately 41% of total servicing fees.

We are the largest provider of mutual fund custody and accounting services in the United States. We distinguish ourselves from other mutual fund service providers by offering customers a broad array of integrated products and services, including accounting, daily pricing and fund administration. We calculate more than 38% of the U.S. mutual fund prices provided to NASDAQ that appear daily in The Wall Street Journal and other publications with an accuracy rate of 99.9%.

We have a leading position for servicing U.S. tax-exempt assets for corporate and public pension funds. We provide trust and valuation services for more than 5,000 daily-priced portfolios, making us a leader for both monthly and daily valuation services.

We are a leading service provider outside of the U.S. as well. In Germany, we provide Depotbank services for approximately 15% of retail and institutional fund assets. In the United Kingdom, we provide custody services for 15% of pension fund assets and provide administration services to more than 27% of mutual fund assets. We service approximately 21% of the hedge fund market and more than $500 billion of offshore assets, primarily domiciled in Ireland, Luxembourg and Toronto. We have more than $800 billion in assets under administration in the Asia/Pacific region, and are the largest non-domestic trust bank in Japan.

At year-end 2008, our total assets under custody were $12.04 trillion, compared to $15.30 trillion a year earlier. The majority of the decrease compared to 2007 was the result of declines in market valuations. The value of assets under custody is a broad measure of the relative size of various markets served. Changes in the value of assets under custody do not necessarily result in proportional changes in revenue. Assets under custody consisted of the following at December 31:

ASSETS UNDER CUSTODY

As of December 31,	2008	2007	2006	2005	2004	2007-2008 Annual Growth Rate	2004-2008 Compound Annual Growth Rate
(Dollars in billions)
Mutual funds	$3,896	$4,803	$3,738	$3,442	$3,088	(19)%	6%
Collective funds	2,173	3,199	1,665	1,001	911	(32)	24
Pension products	2,784	3,960	3,713	3,358	3,254	(30)	(4)
Insurance and other products	3,188	3,337	2,738	2,320	2,244	(4)	9

Total	$12,041	$15,299	$11,854	$10,121	$9,497	(21)	6

FINANCIAL INSTRUMENT MIX OF ASSETS UNDER CUSTODY

As of December 31,	2008	2007	2006
(In billions)
Equities	$5,003	$8,653	$5,821
Fixed-income	5,014	4,087	4,035
Short-term and other investments	2,024	2,559	1,998

Total	$12,041	$15,299	$11,854

GEOGRAPHIC MIX OF ASSETS UNDER CUSTODY(1)

As of December 31,	2008	2007	2006
(In billions)
United States	$9,506	$11,792	$8,962
Other Americas	498	698	607
Europe/Middle East/Africa	1,524	2,163	1,815
Asia/Pacific	513	646	470

Total	$12,041	$15,299	$11,854

(1)	Geographic mix is based on the location where the assets are serviced.

Management Fees

We provide a broad range of investment management strategies, specialized investment management advisory services and other financial services for corporations, public funds, and other sophisticated investors. These services are offered through SSgA. Based upon assets under management, SSgA is the largest manager of institutional assets worldwide, the largest manager of assets for tax-exempt organizations (primarily pension plans) in the United States, and the third largest investment manager overall in the world. SSgA offers a broad array of investment management strategies, including passive and active, such as enhanced indexing and hedge fund strategies, using quantitative and fundamental methods for both U.S. and global equities and fixed income securities. SSgA also offers exchange traded funds, or ETFs, such as the SPDR® Dividend ETFs.

The 10% decrease in management fees from 2007 primarily resulted from declines in average month-end equity market valuations and lower performance fees. Average month-end equity market valuations, individually presented in the above “INDEX” table, were down an average of 18% compared to 2007. The decrease in performance fees from $72 million in 2007 to $21 million in 2008 was generally the result of reduced levels of assets under management subject to performance fees, and somewhat lower relative performance measured against specified benchmarks during 2008. Management fees generated from customers outside the United States were approximately 40% of total management fees for 2008, down slightly from 41% for 2007.

At year-end 2008, assets under management were $1.44 trillion, compared to $1.98 trillion at year-end 2007. While certain management fees are directly determined by the value of assets under management and the investment strategy employed, management fees reflect other factors as well, including our relationship pricing for customers who use multiple services, and the benchmarks specified in the respective management agreements related to performance fees. Accordingly, no direct correlation necessarily exists between the value of assets under management, market indices and management fee revenue.

The overall decrease in assets under management at December 31, 2008 compared to December 31, 2007 resulted from declines in market valuations and from a net loss of business, with declines in market valuations representing the substantial majority of the decrease. During 2008, we experienced an aggregate net loss of business of approximately $55 billion, compared to net new business of approximately $116 billion during 2007. Our levels of assets under management were affected by a number of factors, including investor issues related to SSgA’s active fixed-income strategies and the relative under-performance of certain of our passive equity products. The net loss of business of $55 billion for 2008 did not reflect new business awarded to us during 2008 that had not been installed prior to December 31, 2008. This new business will be reflected in assets under management in future periods after installation.

Assets under management consisted of the following at December 31:

ASSETS UNDER MANAGEMENT

As of December 31,	2008	2007	2006	2005	2004	2007-2008 Annual Growth Rate	2004-2008 Compound Annual Growth Rate
(Dollars in billions)
Equities:
Passive	$576	$803	$691	$625	$600	(28)%	(1)%
Active and other	91	206	181	147	122	(56)	(7)
Company stock/ESOP	39	79	85	76	77	(51)	(16)

Total equities	706	1,088	957	848	799	(35)	(3)
Fixed-income:
Passive	238	218	180	128	106	9	22
Active	32	41	34	28	35	(22)	(2)
Cash and money market	468	632	578	437	414	(26)	3

Total fixed-income and cash/money market	738	891	792	593	555	(17)	7

Total	$1,444	$1,979	$1,749	$1,441	$1,354	(27)	2

GEOGRAPHIC MIX OF ASSETS UNDER MANAGEMENT(1)

As of December 31,	2008	2007	2006
(In billions)
United States	$1,020	$1,353	$1,202
Other Americas	24	36	30
Europe/Middle East/Africa	272	427	384
Asia/Pacific	128	163	133

Total	$1,444	$1,979	$1,749

(1)	Geographic mix is based on the location where the assets are managed.

The following table presents a roll-forward of assets under management for the three years ended December 31:

ASSETS UNDER MANAGEMENT

Years Ended December 31,	2008	2007	2006
(In billions)
Balance at beginning of year	$1,979	$1,749	$1,441
Net new business	(55)	116	86
Market appreciation (depreciation)	(480)	114	222

Balance at end of year	$1,444	$1,979	$1,749

Trading Services

Trading services revenue includes revenue from foreign exchange trading and brokerage and other trading services. We offer a complete range of foreign exchange services under an account model that focuses on the global requirements of our customers for our proprietary research and to execute trades in any time zone. Foreign exchange trading revenue is influenced by three principal factors: the volume and type of customer foreign exchange transactions; currency volatility; and the management of currency market risks.

For 2008, foreign exchange trading revenue totaled $1.08 billion for 2008, a 35% increase from 2007 revenue of $802 million, and benefited from the continued disruption in the global securities markets. The increase was mainly driven by a 92% increase in currency volatility, but also included an increase of $45 million of foreign exchange revenue attributable to the inclusion of a full year of revenue of the acquired Investors Financial business compared to two quarters for 2007. Aggregate customer volumes were relatively flat compared to 2007.

We also offer a range of brokerage and other trading products tailored specifically to meet the needs of the global pension community, including transition management, commission recapture and self-directed brokerage. These products are differentiated by our position as an agent of the institutional investor. Brokerage and other trading fees of $385 million were up 10% compared to 2007 revenue of $350 million. The increase was attributable to higher electronic trading revenues from both the acquired Currenex business and from our Global Link product, as well as an increase in brokerage revenue, principally transition management and equity trading. This increase was partially offset by a decline in trading profits.

Securities Finance

Securities finance provides liquidity to the financial markets and an effective means for customers to earn revenue on their existing portfolios. By acting as a lending agent and coordinating loans between lenders and borrowers, we lend securities and provide liquidity to customers around the world. Borrowers provide collateral in the form of cash or securities to State Street in return for loaned securities. For cash collateral, we pay a usage fee to the provider of the cash collateral, and invest the cash collateral in certain investment vehicles or managed accounts. The spread between the yield on the investment vehicle and the usage fee paid to the provider of the collateral is split between the lender of the securities and State Street as agent. For non-cash collateral, the borrower pays a fee for the loaned securities, and the fee is split between the lender of the securities and State Street.

Securities finance revenue is principally a function of the volume of securities on loan and the interest-rate spreads earned on the underlying collateral. For 2008, securities finance revenue increased 81% from a year earlier, primarily as a result of wider credit spreads across all lending programs, partially offset by a decrease in lending volumes. Spreads benefited from the Federal Reserve’s aggregate 400-basis-point reduction in the federal funds rate during 2008, as well as continued disruption of the global fixed-income securities markets.

Beginning in the third quarter of 2008, a number of institutional investors suspended or limited their participation in our securities lending program, resulting in lower lending volumes. The decreased lending volumes are expected to continue as long as this suspended or limited participation continues. During 2008, we experienced significant withdrawal activity from the underlying collateral pools, primarily to allow the lending programs to meet mark-to-market changes in collateral agreements caused by declines in the values of securities on loan or the return of borrowed securities, with a net reduction of the value of securities on loan from June 30, 2008 to December 31, 2008 of approximately 41%. We were able to manage these outflows of cash collateral, as well as the impact of the disruptions in the credit markets, in a manner that substantially reduced the risk of loss to our customers. However, we imposed limitations on withdrawals from our lending programs in order to manage the liquidity in the cash collateral pools, and the net asset value of our cash collateral pools, determined using market valuations, has fallen below $1.00 per unit. We cannot determine how long these limitations will remain in place, nor can we determine how long market illiquidity will continue to affect the valuation of the collateral pools. The continuation of either trend could materially affect the longer-term prospects for our securities lending business. We continue to distinguish our securities lending program from those of our competitors due to the absence to date of realized credit losses with respect to our program.

Processing Fees and Other

Processing fees and other revenue includes diverse types of fees and other revenue, including fees from our structured products business, fees from software licensing and maintenance, equity income from joint venture investments, gains and losses on sales of leased equipment and other assets, and amortization of investments in tax-advantaged financings. Processing fees and other revenue were relatively flat compared to 2007, with the benefit of two additional quarters of revenue from the acquired Investors Financial business for 2008 compared to 2007, offset by lower levels of equity income from joint venture investments.

NET INTEREST REVENUE

Years ended December 31,	2008			2007			2006
	Average Balance	Interest Revenue/ Expense	Rate	Average Balance	Interest Revenue/ Expense	Rate	Average Balance	Interest Revenue/ Expense	Rate
(Dollars in millions; fully taxable-equivalent basis)
Federal funds sold and securities purchased under resale agreements	$12,895	$339	2.63%	$14,402	$756	5.25%	$12,820	$663	5.17%
Investment securities	72,227	3,163	4.38	70,990	3,649	5.14	61,579	2,956	4.80
Investment securities purchased under AMLF(1)	9,193	367	4.00	—	—	—	—	—	—
Loans and leases(2)	11,884	276	2.32	10,753	394	3.67	7,670	288	3.75
Other	26,426	838	3.17	8,405	471	5.60	10,596	462	4.36

Total interest-earning assets	$132,625	$4,983	3.75	$104,550	$5,270	5.04	$92,665	$4,369	4.72

Deposits	$79,507	$1,326	1.67%	$68,220	$2,298	3.37%	$55,635	$1,891	3.40%
Short-term borrowings under AMLF(1)	9,170	299	3.26	—	—	—	—	—	—
Other short-term borrowings	21,283	375	1.76	22,024	959	4.36	25,699	1,145	4.46
Long-term debt	4,106	229	5.59	3,402	225	6.62	2,621	178	6.77

Total interest-bearing liabilities	$114,066	$2,229	1.95	$93,646	$3,482	3.72	$83,955	$3,214	3.83

Interest-rate spread			1.80%			1.32%			0.89%
Net interest revenue - fully taxable-equivalent basis(3)		$2,754			$1,788			$1,155

Net interest margin - fully taxable-equivalent basis			2.08%			1.71%			1.25%
Net interest revenue—GAAP basis		$2,650			$1,730			$1,110

(1)	Amounts represent averages of asset-backed commercial paper purchases from eligible unaffiliated money market mutual funds under the Federal Reserve’s AMLF, and associated borrowings. Additional information about the AMLF is provided in note 8 of the Notes to Consolidated Financial Statements included in this Form 10-K under Item 8.

(2)	Interest revenue for loans and leases for the year ended December 31, 2008 reflects a cumulative reduction of $98 million recorded in connection with our SILO lease transactions. Additional information about our SILO lease transactions is provided in note 11 of the Notes to Consolidated Financial Statements included in this Form 10-K under Item 8.

(3)	Amounts include fully taxable-equivalent adjustments of $104 million for 2008, $58 million for 2007 and $45 million for 2006.

Net interest revenue is defined as the total of interest revenue earned on interest-earning assets less interest expense paid on interest-bearing liabilities. Interest-earning assets, which consist of investment securities, loans and leases and other liquid assets, are financed primarily by customer deposits and short-term borrowings. Net interest margin represents the relationship between net interest revenue and average interest-earning assets. Changes in the components of interest-earning assets and interest-bearing liabilities are discussed in more detail below. Additional detail about the components of interest revenue and interest expense is in note 18 of the Notes to Consolidated Financial Statements included in this Form 10-K under Item 8.

For 2008, on a fully taxable-equivalent basis, net interest revenue increased 54% (53% on a GAAP basis) compared to 2007, and net interest margin increased to 2.08% from 1.71%. This growth was generally the result of widening spreads on fixed-rate investment securities and tax-exempt investment securities, as well as added interest-earning assets and related net interest revenue from the acquired Investors Financial business. Average transaction deposit volumes, particularly non-U.S. deposits, increased 18% for 2008 compared to 2007, primarily the result of customers’ accumulation of cash balances during the third and fourth quarters of 2008 to build liquidity.

Average federal funds sold and securities purchased under resale agreements decreased 10% or $1.51 billion, from $14.40 billion in 2007 to $12.90 billion for 2008. The decrease was mainly due to a re-allocation of liquidity to U.S. Treasury securities.

Our average investment securities portfolio increased from approximately $70.99 billion for 2007 to approximately $72.23 billion for 2008, primarily due to the acquisition of the investment securities of Investors Financial offset by limited re-investment and net run-off in the aggregate portfolio, as liquidity was increased in response to the dislocation in the financial markets, and by lower market valuations in the available-for-sale portfolio. On average, for 2008, the investment portfolio included a lower percentage of collateralized mortgage obligations and mortgage- and asset-backed securities compared to a year earlier, and a higher percentage of U.S. Treasury securities. We continued to invest conservatively in “AA” and “AAA” rated securities. Securities rated “AA” and “AAA” comprised approximately 89% of the investment securities portfolio, with approximately 78% “AAA” rated, at December 31, 2008.

Loans and leases averaged $11.88 billion for 2008, up 11% from $10.75 billion for 2007. The increase was related to higher levels of customer overdraft activity, particularly U.S. overdrafts. Approximately 67% of the loan and lease portfolio was composed of U.S. and non-U.S. short-duration advances that provide liquidity to customers in support of their transaction flows, which averaged approximately $8.00 billion for 2008, up from $7.53 billion in 2007.

Average other interest-earning assets increased $18.02 billion, or 214%, to $26.43 billion in 2008 compared to 2007. The increase was primarily due to an increase in interest-bearing deposits with banks. An average of $6.4 billion was held at the Federal Reserve Bank, which resulted from our investment of excess cash in short-term money market instruments as the financial markets disruption escalated in the second half of 2008.

Our average interest-bearing deposits increased $11.29 billion, or 17%, from $68.22 billion in 2007 to $79.51 billion for 2008. The increase was mainly attributable to the acquisition of Investors Financial and an increase in non-U.S. transaction accounts. The growth in deposits was a significant contributor to the overall increase in average interest-earning assets.

Average other short-term borrowings decreased $741 million, or 3%, to $21.28 billion for 2008, primarily due to higher customer deposits. Average long-term debt increased $704 million, or 21%, to $4.1 billion for 2008 due to a debt issuance in mid-2007 and an additional debt issuance in the first quarter of 2008 to enhance our regulatory capital position. Additional information about our long-term debt is provided in note 10 of the Notes to Consolidated Financial Statements included in this Form 10-K under Item 8.

Several factors could affect future levels of net interest revenue and margin, including the mix of customer liabilities, actions of the various central banks, changes in U.S. and non-U.S. interest rates, and the shapes of the various yield curves around the world. In addition, we expect that our actions announced in February 2009 with respect to our plan to improve our tangible common equity, described earlier under “Financial Highlights,” and which include the reinvestment of investment securities paying down and maturing during 2009 into interest-bearing deposits and a resulting reduction in the size of our consolidated balance sheet, will reduce net interest revenue and margin for 2009.

Gains (Losses) Related to Investment Securities, Net

We recorded net gains of $68 million from sales of available-for-sale securities for 2008, compared to a net gain of $7 million in 2007. In addition, we recorded other-than-temporary impairment of $122 million in 2008, compared to $34 million in 2007, which resulted from our impairment analysis process. Management regularly reviews the investment securities portfolio to determine whether it expects any loss of principal or interest, in light of current market and economic conditions, consideration of pertinent information and related expectations. As a result of this process, management identified securities that it believed were other-than-temporarily impaired. Additional information about available-for-sale securities, and the gross gains and losses that compose the net sale gains, is in the “Financial Condition” section of this Management’s Discussion and Analysis and in note 3 of the Notes to Consolidated Financial Statements included in this Form 10-K under Item 8.

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

EXPENSES

Years Ended December 31,	2008	2007	2006	Change 2007-2008
(Dollars in millions)
Salaries and employee benefits	$3,842	$3,256	$2,652	18%
Information systems and communications	633	546	501	16
Transaction processing services	644	619	496	4
Occupancy	465	408	373	14
Other:
Provision for legal exposure	—	600	—
Provision for investment account infusion	450	—	—
Restructuring charges	306	—	—
Merger and integration costs	115	198	—	(42)
Professional services	360	236	157	53
Amortization of other intangible assets	144	92	43	57
Customer indemnification obligation	200	—	—
Securities processing	187	79	37	137
Regulator fees and assessments	45	3	2
Other	460	396	279	16

Total other	2,267	1,604	518	41

Total expenses	$7,851	$6,433	$4,540	22

Number of employees at year-end	28,475	27,110	21,700

The increase in salaries and employee benefits for 2008 compared to 2007 was driven primarily by an increase of approximately $172 million of salaries and benefits expense of the acquired Investors Financial business, the impact of higher staffing levels to support new business, higher average salaries and benefits expense and increased contract services spending. These increases were partly offset by a decline in incentive compensation.

The increase in information systems and communications expense for 2008 included an additional $40 million in expenses from the acquired Investors Financial business compared to 2007, as well as an increase in spending on telecommunications hardware and software.

Transaction processing services expenses are volume-related, and include equity trading services and fees related to securities settlement, sub-custodian services and external contract services. The increase over 2007 resulted primarily from higher transaction volumes and external contract services, primarily in Europe.

Occupancy expense increased from 2007, primarily due to additional leased space acquired to support growth in the hedge funds servicing and investment manager operations outsourcing businesses, as well as higher occupancy costs in support of growth in Europe, including our new facility in the U.K.

During the fourth quarter of 2007, we recorded a net pre-tax charge of $467 million in connection with the establishment of a reserve to address litigation exposure and other costs associated with certain active fixed-income strategies managed by SSgA and customer concerns as to whether the execution of these strategies was consistent with customers’ investment intent. The net charge had the following components: a provision for legal exposure of $625 million offset by $25 million of insurance coverage (net provision of $600 million); a $156 million reduction of salaries and benefits expense related to reduced incentive compensation primarily associated with SSgA, offset by $15 million of severance costs; and $8 million of other expenses related to professional fees. Information with respect to activity in the balance sheet reserve during 2008 is provided in note 11 of the Notes to Consolidated Financial Statements included in this Form 10-K under Item 8.

During the fourth quarter of 2008, we elected to provide support to certain investment accounts managed by SSgA through the purchase of asset- and mortgage-backed securities and a cash infusion, which resulted in a charge of $450 million. These accounts, offered to retirement plans, allow participants to purchase and redeem units at a constant net asset value regardless of volatility in the underlying value of the assets held by the account. The accounts enter into contractual arrangements with independent third-party financial institutions that agree to make up any shortfall in the account if all the units are redeemed at the constant net asset value. The financial institutions have the right, under certain circumstances, to terminate this guarantee with respect to future investments in the account.

During 2008, the liquidity and pricing issues in the fixed-income markets adversely affected the market value of the securities in these accounts to the point that the third-party guarantors considered terminating their financial guarantees with the accounts. Although we were not statutorily or contractually obligated to do so, we elected to purchase approximately $2.49 billion of asset- and mortgage-backed securities from these accounts that had been identified as presenting increased risk in the current market environment and to contribute an aggregate of $450 million to the accounts to improve the ratio of the market value of the accounts’ portfolio holdings to the book value of the accounts. We have no ongoing commitment or intent to provide support to these accounts. The asset- and mortgage-backed securities are carried in investment securities available for sale in our consolidated statement of condition.

In December 2008, we announced a plan to reduce our operating costs and support our long-term growth while aligning the organization to meet the challenges and opportunities presented by the current market environment. As a primary component of this plan, we initiated a reduction of approximately 7% of our global workforce, which reduction we expect to be substantially completed by the end of the first quarter of 2009. In connection with this plan, during the fourth quarter of 2008, we recorded aggregate restructuring charges of $306 million. We expect that this plan will result in an annualized reduction of our expenses from operations of between $375 million and $400 million. Additional information with respect to the charges, and activity during 2008 in the related balance sheet reserve, is provided in note 9 of the Notes to Consolidated Financial Statements included in this Form 10-K under Item 8.

During 2008, in connection with the Investors Financial acquisition, we recorded merger and integration costs of $115 million compared to $198 million for 2007. These costs consisted only of direct and incremental costs to integrate the acquired Investors Financial business into our operations, and did not include ongoing expenses of the combined organization. The costs were primarily related to employee retention and system and customer integration.

During the third quarter of 2008, we recorded a $200 million reserve to provide for our estimated net exposure on an indemnification obligation associated with collateralized repurchase agreements with an affiliate of Lehman Brothers Holdings Inc., or Lehman Brothers. In September and October 2008, Lehman Brothers and certain of its affiliates filed for bankruptcy or other insolvency proceedings. While we had no unsecured financial exposure to Lehman Brothers or its affiliates, we indemnified certain customers in connection with these and other collateralized repurchase agreements with Lehman Brothers entities. In the then current market environment, the market value of the underlying collateral had declined. To the extent that these declines resulted in collateral value falling below the indemnification obligation, we recorded a reserve. The reserve was based on the cost of satisfying the indemnification obligation net of the fair value of the collateral. We purchased the collateral, composed of commercial real estate loans, during the fourth quarter of 2008 as described in the “Loans and Lease Financing” section of this Managements’ Discussion and Analysis.

We had other customer indemnification obligations under a collateralized repurchase agreement with another Lehman Brothers entity. In these cases, the fair value of the collateral at the time we committed to take possession of it was equal to or greater than the associated indemnification obligation and therefore no related reserve was recorded. We will continue to evaluate these assets and collateral and determine whether to dispose of them or hold them to maturity. The market value of these assets and collateral will continue to fluctuate and ultimately may be less than the value of our indemnification obligations.

The increase in aggregate other expenses (professional services, securities processing, amortization of other intangible assets, regulator fees and assessments and other) from $806 million for 2007 to $1.196 billion for 2008 resulted from a 53% increase in professional services spending, primarily legal and consulting costs, amortization of other intangible assets for the full year in connection with the acquisitions of Investors Financial and Currenex, higher securities processing costs and higher regulatory fees and assessments, the latter mainly fees and assessments paid in connection with our participation in certain federal government and banking regulatory agency programs described earlier in the “Impact of Securities Markets Disruption and Government Actions” section.

Income Taxes

Income tax expense totaled $1.031 billion for 2008, compared to $642 million from continuing operations a year ago. Our overall effective tax rate for 2008 was 36.2%, compared to 33.7% for 2007. The increase in income tax expense was generally the result of a higher level of pre-tax earnings for 2008, partly offset by a net income tax benefit related to the aggregate pre-tax impact of the significant transactions outside of the ordinary course of our business described earlier under “Financial Highlights.”

Information about income tax contingencies related to our leveraged lease portfolio is provided in note 11 of the Notes to Consolidated Financial Statements included in this Form 10-K under Item 8.

LINE OF BUSINESS INFORMATION

We report two lines of business: Investment Servicing and Investment Management. Given our services and management organization, the results of operations for these lines of business are not necessarily comparable with those of other companies, including companies in the financial services industry. Information about revenue, expense and capital allocation methodologies is in note 24 of the Notes to Consolidated Financial Statements included in this Form 10-K under Item 8.

The following is a summary of our line of business results. The amounts in the “Divestitures” columns represent the operating results of our joint venture interest in CitiStreet prior to the sale in July 2008. The amounts presented in the “Other” column for 2008 represent the net interest revenue associated with our participation in the AMLF; the gain on the sale of our joint venture interest in CitiStreet; the restructuring charges recorded primarily in connection with our plan to reduce our expenses from operations; the provision related to our estimated net exposure for customer indemnification associated with collateralized repurchase agreements; and the merger and integration costs recorded in connection with our acquisition of Investors Financial. The 2007 amount represents the merger and acquisition costs recorded in connection with the acquisition of Investors Financial. The amounts in the “Divestitures” and “Other” columns were not allocated to State Street’s business lines.

	Investment Servicing			Investment Management			Divestitures			Other			Total
Years ended December 31,	2008	2007	2006	2008	2007	2006	2008	2007	2006	2008	2007	2006	2008	2007	2006
(Dollars in millions, except where otherwise noted)
Fee revenue:
Servicing fees	$3,745	$3,388	$2,723										$3,745	$3,388	$2,723
Management fees	—	—	—	$1,028	$1,141	$943							1,028	1,141	943
Trading services	1,467	1,152	862	—	—	—							1,467	1,152	862
Securities finance	900	518	292	330	163	94							1,230	681	386
Processing fees and other	200	196	208	85	73	56	$(8)	$2	$8				277	271	272

Total fee revenue	6,312	5,254	4,085	1,443	1,377	1,093	(8)	2	8				7,747	6,633	5,186
Net interest revenue	2,472	1,573	986	104	135	104	6	22	20	$68			2,650	1,730	1,110
Provision for loan losses	—	—	—	—	—	—	—	—	—	—			—	—	—

Net interest revenue after provision for loan losses	2,472	1,573	986	104	135	104	6	22	20	68			2,650	1,730	1,110
Gains (Losses) related to investment securities, net	(54)	(27)	15	—	—	—	—	—	—	—			(54)	(27)	15
Gain on sale of CitiStreet interest, net of exit and other associated costs	—	—	—	—	—	—	—	—	—	350			350	—	—

Total revenue	8,730	6,800	5,086	1,547	1,512	1,197	(2)	24	28	418			10,693	8,336	6,311
Expenses from operations	5,642	4,787	3,742	1,133	974	791	5	7	7	—			6,780	5,768	4,540
Provision for legal exposure, net	—	(47)	—	—	514	—	—	—	—	—			—	467	—
Provision for investment account infusion	—	—	—	450	—	—	—	—	—	—			450	—	—
Restructuring charges	—	—	—	—	—	—	—	—	—	306			306	—	—
Customer indemnification obligation	—	—	—	—	—	—	—	—	—	200			200	—	—
Merger and integration costs	—	—	—	—	—	—	—	—	—	115	$198		115	198	—

Total expenses	5,642	4,740	3,742	1,583	1,488	791	5	7	7	621	198		7,851	6,433	4,540

Income (loss) from continuing operations before income taxes	$3,088	$2,060	$1,344	$(36)	$24	$406	$(7)	$17	$21	$(203)	$(198)		$2,842	$1,903	$1,771

Pre-tax margin	35%	30%	26%	(2)%	2%	34%
Average assets (in billions)	$157.9	$120.0	$103.4	$3.3	$3.0	$2.5	$0.5	$0.5	$0.5				$161.7	$123.5	$106.4

Investment Servicing

Total revenue for 2008 increased 28% primarily due to increases in servicing fees, trading services and securities finance revenue, as well as a 57% increase in net interest revenue.

Servicing fees increased primarily due to the contribution of fees from the acquired Investors Financial business, increases from net new business from existing and new customers and higher customer transaction volumes. The increase in trading services revenue reflected an increase in foreign exchange trading revenue, as we benefited from the continued disruption in the global securities markets and the resulting increase in currency volatility, as well as increases in electronic trading revenues from the acquired Currenex business and from our Global Link product. Securities finance revenue increased as a result of wider credit spreads across all lending programs, as well as the impact of the acquired Investors Financial business, offset by a decrease in lending volumes.

Servicing fees, trading services revenue and gains (losses) related to investment securities, net for our Investment Servicing business line are identical to the respective consolidated results. Refer to the “Servicing Fees,” “Trading Services” and “Gains (Losses) Related to Investment Securities, Net” captions in the “Total Revenue” section of this Management’s Discussion and Analysis for a more in-depth discussion. A discussion of processing fees and other revenue is provided under the caption “Processing Fees and Other” in the “Total Revenue” section.

Net interest revenue increased 57% from 2007 due to wider spreads on fixed- and floating-rate investment securities and tax-exempt investment securities, as well as added interest-earning assets and related net interest revenue from the acquired Investors Financial business. A portion of net interest revenue is recorded in the Investment Management business line based on the volume of customer liabilities attributable to that business.

Expenses from operations increased from 2007, primarily attributable to increased salaries and benefits costs, which reflected the expenses of the acquired Investors Financial business, as well as increase in staffing levels to support business growth, and higher levels of professional services spending. Information systems and communications expenses increased due to additional expenses from the acquired Investors Financial business, as well as higher spending on telecommunications and higher software amortization costs. Other expenses increased due to higher levels of professional services spending, increased amortization of other intangible assets that resulted from the Investors Financial acquisition and regulatory fees and assessments associated with our participation in certain government programs.

Investment Management

Total revenue for 2008 increased 2% from 2007, reflecting a 102% increase in securities finance revenue, partly offset by a 10% decline in management fees and a 23% decline in net interest revenue. Management fees for the Investment Management business line are identical to the respective consolidated results. Refer to the “Management Fees” caption in the “Total Revenue” section of this Management’s Discussion and Analysis for a more in-depth discussion. Increase in securities finance revenue benefited primarily from wider credit spreads.

Expenses from operations of $1.13 billion increased 16% from 2007, primarily due to the cost of increases in staffing levels to support growth in business, higher occupancy costs and related increases in information systems and communications expenses.

During the fourth quarter of 2008, we elected to provide support to certain investment accounts managed by SSgA through the purchase of asset- and mortgage-backed securities and a cash infusion, which resulted in a charge of $450 million. These accounts, offered to retirement plans, enter into contractual arrangements with third-party financial institutions that agree to make up any shortfall in the account if all the units are redeemed at the constant net asset value. The financial institutions have the right, under certain circumstances, to terminate this guarantee with respect to future investments in the account. During 2008, the liquidity and pricing issues in the fixed-income markets adversely impacted the market value of the securities in these accounts to the point that the third-party guarantors considered terminating their financial guarantees with the accounts. Although we were not statutorily or contractually obligated to do so, we elected to purchase approximately $2.49 billion of securities from these accounts that had been identified as presenting increased risk in the current market environment and to contribute an aggregate of $450 million to the accounts to improve the ratio of the market value of the accounts’ portfolio holdings to the book value of the accounts. More information about these charges are included in the “Consolidated Results of Operations—Expenses” section of this Management’s Discussion and Analysis.

In 2007, the net pre-tax charge of $514 million ($467 million excluding related reduction of incentive compensation of $47 million allocated to Investment Servicing) was recorded in connection with the establishment of a reserve to address legal exposure and other costs associated with the under-performance of certain active fixed-income strategies managed by SSgA and customer concerns as to whether the execution of these strategies was consistent with the customers’ investment intent. The net charge had the following components: a provision for legal exposure of $625 million offset by $25 million of insurance coverage; a $109 million reduction of salaries and benefits expense related to reduced incentive compensation offset by $15 million of severance costs; and $8 million of other expenses related to professional fees. More information about the consolidated net pre-tax charge of $467 million is included in the “Consolidated Results of Operations—Expenses” section of this Management’s Discussion and Analysis.

The pre-tax margin for Investment Management, which is the percentage of the business line’s pre-tax income to its total revenue, was (2)% for 2008 compared to 2% for 2007 and 34% for 2006. The significant decreases in margin were the result of the impact of the charges described above. Without the charges, Investment Management’s pre-tax income for 2008 and 2007 would have been $414 million ($(36) million plus $450 million) and $538 million ($24 million plus $514 million), and its pre-tax margin would have been 27% for 2008 and 36% for 2007.

COMPARISON OF 2007 AND 2006

OVERVIEW OF CONSOLIDATED RESULTS OF OPERATIONS

Years ended December 31,	2007	2006	% Change
(Dollars in millions, except per share amounts)
Total fee revenue	$6,633	$5,186	28%
Net interest revenue	1,730	1,110	56
Gains (Losses) related to investment securities, net	(27)	15

Total revenue	8,336	6,311	32
Total expenses	6,433	4,540	42

Income from continuing operations before income tax expense	1,903	1,771	7
Income tax expense from continuing operations	642	675	(5)

Income from continuing operations	1,261	1,096	15
Income from discontinued operations	—	10	—

Net income	$1,261	$1,106	14

Earnings per common share from continuing operations:
Basic	$3.50	$3.31	6
Diluted	3.45	3.26	6
Earnings per common share:
Basic	$3.50	$3.34
Diluted	3.45	3.29
Return on common shareholders’ equity from continuing operations	13.4%	16.2%
Return on common shareholders’ equity	13.4%	16.4%

The income from discontinued operations in 2006 of $10 million, or $.03 per share, resulted from the finalization of legal, selling and other costs recorded in connection with our previously disclosed divestiture of Bel Air Investment Advisers LLC.

TOTAL REVENUE

Years ended December 31,	2007	2006	% Change
(Dollars in millions)
Fee revenue:
Servicing fees	$3,388	$2,723	24%
Management fees	1,141	943	21
Trading services	1,152	862	34
Securities finance	681	386	76
Processing fees and other	271	272	—

Total fee revenue	6,633	5,186	28
Net interest revenue:
Interest revenue	5,212	4,324	21
Interest expense	3,482	3,214	8

Net interest revenue	1,730	1,110	56
Gains (Losses) related to investment securities, net	(27)	15

Total revenue	$8,336	$6,311	32

The increase in total revenue for 2007 compared to 2006 primarily reflected growth in fee revenue, which mainly reflected growth in servicing and management fees, with almost 60% of the overall growth in fee revenue generated from these two services.

The increase in servicing fees was the result of the inclusion of servicing fee revenue from the acquired Investors Financial business, the impact of net new business from existing and new customers, higher average equity market valuations and higher customer transaction volumes. Approximately 41% of our servicing fees were derived from non-U.S. customers in 2007, down from 44% in 2006. The decrease in the non-U.S. proportion reflected the contribution of servicing fees from the acquired Investors Financial business, which are generated predominately in the U.S. Assets under custody increased to $15.30 trillion at December 31, 2007, up 29% from $11.85 trillion a year earlier, with the majority of the increase the result of the addition of assets under custody of the acquired Investors Financial business.

The increase in management fees from 2006 primarily resulted from the impact of net new business on 2007 revenue and higher equity market valuations. Approximately 41% of management fees were derived from customers outside the U.S. in 2007, up from 32% for 2006. Assets under management increased to $1.98 trillion at December 31, 2007, up $230 billion from $1.75 trillion a year earlier.

The growth in trading services revenue, which includes foreign exchange trading and brokerage and other trading revenue, reflected an increase in foreign exchange trading revenue of $191 million, primarily due to increased customer volumes, but also the result of the inclusion of $43 million of foreign exchange revenue from the acquired Investors Financial business. Brokerage and other fees increased from $251 million in 2006, up 39% to $350 million in 2007 due to the contribution of revenue from the acquired Currenex business and an increase in revenue from transition management.

The increase in securities finance revenue reflected the effect of increased loan volumes resulting from both new customer demands and increased demand from existing customers. Spreads also increased, primarily in the domestic and non-U.S. equity portfolios and the corporate bond and fixed-income portfolios. Spreads benefited from reductions in federal funds rates during 2007.

The increase in net interest revenue was the result of several favorable trends. Transaction deposit volume increased, particularly with respect to non-U.S. deposits. Volume increases resulted from net new business in non-U.S. assets under custody, and spreads increased because deposit rates lagged rate increases by foreign central banks during 2007. The acquired Investors Financial business added interest-earning assets and related net interest revenue. Finally, as fixed-rate investment securities matured, they were replaced by higher yielding investments.

EXPENSES

Years ended December 31,	2007	2006	% Change
(Dollars in millions)
Salaries and employee benefits	$3,256	$2,652	23%
Information systems and communications	546	501	9
Transaction processing services	619	496	25
Occupancy	408	373	9
Provision for legal exposure	600	—
Merger and integration costs	198	—
Professional services	236	157	50
Amortization of other intangible assets	92	43	114
Other	478	318	50

Total expenses	$6,433	$4,540	42

The increase in salaries and employee benefits was driven primarily by the inclusion of salaries and benefits expense of the acquired Investors Financial and Currenex businesses, higher incentive compensation costs due to improved performance, which were offset by the reduction of incentive compensation recorded as part of the net pre-tax charge related to SSgA and the impact of higher staffing levels associated with the growth of our Investment Servicing business, particularly in Europe, and in our Investment Management business, as well as in information technology and risk management.

Information systems and communications expense increased due to the addition of expenses of the acquired Investors Financial business as well as increased spending internationally to support growth.

Transaction processing services expenses, which in large part are volume-related, include equity trading services and fees related to securities settlement, sub-custodian fees and external contract services. The increase resulted from the addition of approximately $39 million of expenses from the acquired Investors Financial business, specifically sub-custody costs, as well as higher transaction volumes, and external contract services, primarily in Europe.

Occupancy expense increased primarily due to additional leased space acquired as part of the Investors Financial acquisition, as well as higher occupancy costs in support of growth in Europe.

During the fourth quarter of 2007, we recorded a net pre-tax charge of $467 million in connection with the establishment of a reserve to address litigation exposure and other costs associated with certain active fixed-income strategies managed by SSgA and customer concerns as to whether the execution of these strategies was consistent with customers’ investment intent.

In connection with the Investors Financial acquisition, we recorded merger and integration costs of $198 million in the second half of 2007. These costs consisted only of direct and incremental costs to integrate the acquired Investors Financial business into our operations, and did not include ongoing expenses of the combined organization.

The increase in other expenses was primarily due to the acquired Investors Financial business, increases in professional services, securities processing costs, higher sales promotion costs and increased amortization of intangibles that resulted from the acquisition of the Investors Financial and Currenex businesses.

Income Taxes

The decrease in income tax expense from continuing operations for 2007 compared to 2006 resulted from the absence of the impact of federal tax legislation that increased income tax expense for 2006. The overall effective tax rate for 2007 was 33.7% compared to 38.1% for 2006.

SIGNIFICANT ACCOUNTING ESTIMATES

Our consolidated financial statements are prepared in accordance with GAAP. Our significant accounting policies are described in note 1 of the Notes to Consolidated Financial Statements included in this Form 10-K under Item 8.

The majority of these accounting policies do not involve difficult, subjective or complex judgments or estimates in their application, or the variability of the estimates is not material to the consolidated financial statements. However, certain of these accounting policies, by their nature, require management to make judgments, involving significant estimates and assumptions, about the effects of matters that are inherently uncertain. These estimates and assumptions are based on information available as of the date of the financial statements, and changes in this information over time could materially affect the amounts of assets, liabilities, revenue and expenses reported in subsequent financial statements.

Based on the sensitivity of reported financial statement amounts to the underlying policies, estimates and assumptions, the relatively more significant accounting policies applied by State Street have been identified by management as accounting for fair value measurements; accounting for special purpose entities; and accounting for goodwill and other intangible assets. These policies require the most subjective or complex judgments, and related estimates and assumptions could be most subject to revision as new information becomes available. An understanding of the judgments, estimates and assumptions underlying these accounting policies is essential in order to understand our reported consolidated financial condition and results of operations.

The following is a brief discussion of the above-mentioned significant accounting policies. Management of State Street has discussed these significant accounting estimates with the Examining and Audit Committee of our Board of Directors.

Fair Value Measurements

We carry certain of our financial assets and liabilities at fair value in our consolidated financial statements on a recurring basis, including trading account assets, investment securities available for sale and various types of derivative instruments.

As discussed in further detail below, changes in the fair value of these financial assets and liabilities are recorded either as components of our consolidated statement of income, or as components of other comprehensive income within shareholders’ equity in our consolidated statement of condition. In addition to those financial assets and liabilities that are carried at fair value in our consolidated financial statements, we disclose the fair value in the notes to the consolidated financial statements of certain other of our financial assets and liabilities that are carried at amortized cost in our consolidated statement of condition. We estimate the fair value of all of these financial assets and liabilities using the definition of fair value described below.

At December 31, 2008, approximately $66.92 billion of our assets and approximately $12.36 billion of our liabilities were carried at fair value, compared to $75.43 billion and $4.57 billion, respectively, at December 31, 2007. The amounts at December 31, 2008 represented approximately 39% of our consolidated total assets and approximately 8% of our consolidated total liabilities, compared to 53% and 3%, respectively, at December 31, 2007. The decrease in the relative percentages as of December 31, 2008, compared to December 31, 2007, resulted primarily from a significant increase in our consolidated total assets, which increase was mostly due to the impact of higher levels of customer deposits and the purchase of asset-backed commercial paper under the previously-discussed AMLF during 2008, neither of which is carried at fair value.

As described in more detail in note 14 of the Notes to Consolidated Financial Statements included in this Form 10-K under Item 8, we adopted the provisions of SFAS No. 157, Fair Value Measurements, effective January 1, 2008. The standard does not require the measurement of our financial assets and liabilities at fair value, but provides a consistent definition of fair value and establishes a framework for measuring fair value in accordance with GAAP. Effective January 1, 2008, we adopted the provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. We have not elected the fair value option for any of our financial assets or financial liabilities since our adoption of the standard, although we may do so in the future.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an “exit price”) in the principal or most advantageous market for an asset or liability in an orderly transaction between market participants on the measurement date. When we measure fair value for our financial assets and liabilities, we consider the principal or most advantageous market in which we would transact, and we consider assumptions that market participants would use when pricing the asset or liability. When possible, we look to active and observable markets to measure the fair value of identical, or similar, financial assets or liabilities. When identical financial assets and liabilities are not traded in active markets, we look to market-observable data for similar assets and liabilities. In some instances, certain assets and liabilities are not actively traded in observable markets, and as a result we use alternative valuation techniques to measure their fair value.

In accordance with the standard, we categorize the financial assets and liabilities that we carry at fair value in our consolidated statement of condition based upon the standard’s three-level valuation hierarchy. The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (level 1) and the lowest priority to valuation methods using significant unobservable inputs (level 3). We categorized approximately 15% of our financial assets carried at fair value in level 1, 70% in level 2 and 15% in level 3 of the fair value hierarchy, including the effect of master netting agreements. We categorized approximately 93% of our financial liabilities carried at fair value in level 2, with the remaining 7% in level 3, including the effect of master netting agreements.

The fair value of the investment securities categorized in level 1 was composed of U.S. Treasury securities, specifically Treasury bills, which have a maturity of one year or less. Fair value was measured by management using unadjusted quoted prices in active markets for identical securities.

The fair value of the investment securities categorized in level 2 was measured by management primarily using information obtained from independent third parties. Information obtained from third parties is subject to review by management as part of a continuous validation process. Management has developed a process to review information provided by third parties, including an understanding of underlying assumptions and the level of market participant information used to support those assumptions. In addition, management compares significant assumptions used by third parties to available market information. Such information may include known trades or, to the extent that trading activity is limited, comparisons to market research information pertaining to credit expectations, execution prices and the timing of cash flows.

The fair value of the derivative instruments categorized in level 2 predominantly represented foreign exchange contracts used in our trading activities, for which fair value was measured by management using discounted cash flow techniques with inputs consisting of observable spot and forward points, as well as observable interest rate curves. With respect to derivative instruments, we evaluated the impact on valuation of the credit risk of our counterparties and our own credit. We considered factors such as the likelihood of default by us and our counterparties, our net exposures and remaining maturities in determining the appropriate measurements of fair value. Valuation adjustments associated with these factors were not significant for 2008.

While the substantial majority of our financial assets categorized in level 3 were composed of asset-backed securities available for sale, primarily securities collateralized by student loans, level 3 also included trading account assets, composed of corporate debt securities, and foreign exchange options. The categorization of asset-backed securities in level 3 as of December 31, 2008 was significantly influenced by current conditions, including reduced levels of liquidity, in the fixed-income securities markets. Little or no market activity for these securities occurred during the fourth quarter of 2008, and as a result of the lack of price transparency, we measured their fair value using unobservable pricing inputs, such as spread indices and non-binding quotes received directly from third parties. These inputs were subject to management’s review and were determined to be appropriate based on individual facts and circumstances. Generally, we obtain non-binding quotes from market specialists for each individual security as necessary. Given the unique nature of each underlying security structure, it is not practical or useful to obtain multiple quotes for individual securities.

The aggregate fair value of our financial assets and liabilities categorized in level 3 as of December 31, 2008, compared to January 1, 2008, increased approximately 48%. The change resulted primarily from purchases of corporate debt securities and transfers in of investment securities available for sale, principally student loan-backed securities, partly offset by unrealized losses on available-for-sale securities recorded in other comprehensive income and the reclassification of certain classes of mortgage-backed securities and collateralized mortgage obligations to level 2.

Special Purpose Entities

In the normal course of business, we utilize three types of special purpose entities, referred to as SPEs. One type of SPE is utilized in connection with our involvement as collateral manager with respect to managed investment vehicles, and is not recorded in our consolidated financial statements. A second type of SPE is utilized in connection with our tax-exempt investment program, and is recorded in our consolidated financial statements, since we treat the underlying transactions as secured borrowings, not as sales. Additional information about the activities of these SPEs is provided in notes 11 and 12 of the Notes to Consolidated Financial Statements included in this Form 10-K under Item 8. Additional information about the third type of SPE, used in connection with our commercial paper program, is provided below.

In our role as a financial intermediary, we administer four third-party asset-backed commercial paper conduits, which are structured as bankruptcy-remote, limited liability companies, and which are not included in our consolidated financial statements. These conduits purchase a variety of financial assets from third-party financial institutions, and fund these purchases by issuing commercial paper. The financial assets purchased by the conduits are not originated by us, and we do not hold any equity ownership interest in the conduits. Detailed information about the conduits and their business activities is provided in note 12 of the Notes to Consolidated Financial Statements included in this Form 10-K under Item 8.

During the first quarter of 2008, pursuant to the contractual terms of our liquidity asset purchase agreements with the four unconsolidated asset-backed commercial paper conduits that we administer, we were required to purchase $850 million of conduit assets. The purchase was the result of various factors, including the continued illiquidity in the commercial paper markets. The securities were purchased at prices determined in accordance with existing contractual terms in the liquidity asset purchase agreements, and which exceeded their fair value. Accordingly, during the first quarter of 2008, the securities were written down to fair value through a $12 million reduction of processing fees and other revenue in our consolidated statement of income, and are carried at fair value in securities available for sale in our consolidated statement of condition. None of our liquidity asset purchase agreements with the conduits was drawn upon during the remainder of 2008, and no draw-downs on the standby letters of credit occurred during 2008.

We sometimes purchase commercial paper from the conduits to support their liquidity. As the disruption in the financial markets continued through 2008, our support of the conduits’ liquidity resulted in our purchasing historically high levels of commercial paper from them. On December 31, 2008 and 2007, we held $230 million and $2 million, respectively, of commercial paper issued by the conduits in trading account assets in our consolidated balance sheet. The amount held at December 31, 2008 did not include $5.70 billion sold by the conduits to the Federal Reserve’s CPFF. The highest total overnight position (including AMLF) in the conduits’ commercial paper held by us during the year ended December 31, 2008, was approximately $9.22 billion. The average total overnight position (including AMLF) for the same period was approximately $2.27 billion. As of February 25, 2009, we held $5.97 billion of the conduits’ commercial paper and $7.70 billion had been sold by the conduits to the Federal Reserve’s CPFF. The CPFF is currently scheduled to expire for new issuances on October 30, 2009. The weighted-average maturity of the conduits’ commercial paper in the aggregate was approximately 25 days as of December 31, 2008, compared to approximately 20 days as of December 31, 2007.

Our accounting for the conduits’ activities, and our conclusion that we are not required to include each or all of the conduits’ assets and liabilities in our consolidated financial statements, is based on our application of the provisions of FASB Interpretation No. 46(R), which governs our accounting for the conduits and which is discussed in more detail in note 12. Expected losses, which we estimate using a financial model as described below, form the basis for our application of the provisions of FIN 46(R). Expected losses, as defined by FIN 46(R), are not economic losses. Instead, expected losses are calculated by comparing projected possible cash flows, which are probability-weighted, with expected cash flows for the risk(s) the entity was designed to create and distribute; they represent the variability in potential cash flows of the entity’s designated risks. We believe that credit risk is the predominant risk that is designed to be created and distributed by these entities. The conduits also have a modest amount of basis risk. Basis risk arises when commercial paper funding costs change at a different rate than the comparable floating-rate asset benchmark rates (generally LIBOR). This risk is managed through the use of derivative instruments, principally basis swaps, which mitigate this variability for each conduit.

Any credit losses of the conduits would be absorbed by (1) investors in the subordinated debt, commonly referred to as “first-loss notes,” issued by the conduits; (2) State Street or other providers of liquidity or credit enhancement; and (3) the holders of the conduits’ commercial paper, in that order of priority. The investors in the first-loss notes, which are independent third parties, would absorb the first dollar of any credit loss on the conduits’ assets. If credit losses exceeded the first-loss notes, we would absorb credit losses through our credit facilities provided to the conduits. The commercial paper holders would absorb credit losses after the first-loss notes and State Street’s and other providers’ credit facilities have been exhausted. We have developed a financial model to estimate and allocate each conduit’s expected losses. This model has determined that, as of December 31, 2008, the amount of first-loss notes of each conduit held by the third-party investors causes them to absorb a majority of each conduit’s expected losses, as defined by FIN 46(R), and, accordingly, the investors in the first-loss notes are considered to be the primary beneficiary of the conduits. The aggregate amount of first-loss notes issued by the conduits totaled approximately $67 million as of December 31, 2008.

In order to estimate expected losses as required by FIN 46(R), we estimate possible defaults of the conduits’ assets. These expected losses are allocated to the conduits’ variable interest holders based on the order in which actual losses would be absorbed, as described above. We use the model to estimate expected losses based on hundreds of thousands of probability-weighted loss scenarios. These simulations incorporate published credit rating agency data to estimate expected losses due to credit risk. Primary assumptions incorporated into the financial model relative to credit risk variability, such as default probabilities and loss severities, are directly linked to the conduits’ underlying assets. These default probabilities and loss severity assumptions vary by asset class and ratings of individual conduit assets. Accordingly, the model’s calculation of expected losses is significantly affected by the credit ratings and asset mix of each conduit’s assets. These statistics are periodically reviewed by management. If downgrades and asset mix change significantly, or if defaults occur on the conduits’ underlying assets, we may conclude that the current level of first-loss notes is insufficient to absorb a majority of the conduits’ expected losses.

We perform stress tests and sensitivity analyses on each conduit individually, to model potential scenarios that could cause the amount of first-loss notes to be insufficient to absorb the majority of the conduits’ expected losses. As part of these analyses, we have identified certain conduit assets that could be more susceptible to credit downgrade because of their underlying credit characteristics. Our scenario testing specifically addresses asset classes that have experienced significant price erosion and/or have little observed market activity. Examples of scenarios that are designed to measure the sensitivity of the sufficiency of the first-loss notes include performing a downgrade of all assets which have underlying monoline insurance provider support, and a downgrade scenario on certain other conduit securities where our analysis of the timing and amount of expected cash flows for selected security default expectations does not re-affirm the security’s current external credit rating. These simulations do not include a scenario whereby all positions are simultaneously downgraded, the possibility of which we consider remote. In addition, a scenario could arise where one or more defaults could be so severe that the associated losses would exhaust the conduits’ total first-loss notes currently outstanding.

Certain of the conduits hold asset-backed securities that have the benefit of a third-party guarantee from a financial guaranty insurance company. The aggregate amortized cost of securities with underlying guarantees was approximately $2.49 billion at December 31, 2008 and $3.51 billion at December 31, 2007. Certain of these securities, which totaled approximately $730 million at December 31, 2008, are currently drawing on the underlying guarantees in order to make contractual principal and interest payments to the conduits. In these cases, the performance of the underlying security is highly dependent on the performance of the guarantor. In calculating expected losses, these securities carry the higher of the underlying security rating or the rating of the third-party guarantor. During 2008, many of these guarantors experienced ratings downgrades. The credit ratings of the guarantors ranged from “AAA” to “CCC” as of December 31, 2008. None of these securities are in default.

In the future, as a result of our stress tests, if the determination and allocation of conduit expected losses by the financial model indicates that the then-existing level of first-loss notes would be insufficient to absorb a majority of the conduits’ expected losses, we would be required to either (1) issue additional first-loss notes to third parties; (2) change the composition of conduit assets; or (3) take other actions in order to avoid being determined to be the primary beneficiary of the conduits on the date of determination.

Under existing accounting standards, if we were determined to be the primary beneficiary of the conduits and were required to consolidate the conduits into our consolidated financial statements, based on changes in assumptions or future events, the conduits’ assets and liabilities would be consolidated at their respective fair values. We would recognize a loss if the fair value of the conduits’ aggregate liabilities and first-loss notes exceeded the fair value of their aggregate assets. Management believes that this loss would be recovered in future periods; as with our investment securities portfolio, we expect that we would collect substantially all principal and interest on the assets according to their underlying contractual terms. The fair value of the conduits’ aggregate liabilities and first-loss notes exceeded the fair value of their aggregate assets by $3.56 billion after-tax at December 31, 2008.

Based on the difference in the fair value of the conduits’ aggregate liabilities and first-loss notes and their aggregate assets of $3.56 billion after-tax, the consolidation of the conduits’ assets would reduce our tier 1 and total risk-based capital ratios. The impact of consolidation on our tier 1 leverage ratio would be more significant, but the degree of impact would depend on how and when consolidation occurred, since this ratio is a function of our consolidated total average assets over an entire quarter. For illustrative purposes, assuming estimated fair values of the conduits’ assets as of December 31, 2008, if all of the conduits’ assets and liabilities were consolidated onto our consolidated balance sheet on December 31, 2008, the following table presents the estimated impact on State Street’s and State Street Bank’s regulatory capital ratios as of that date.

	State Street		State Street Bank
	Reported as of December 31, 2008	Adjusted for Conduit Consolidation as of December 31, 2008	Reported as of December 31, 2008	Adjusted for Conduit Consolidation as of December 31, 2008
Tier 1 leverage ratio	7.8%	5.5%	7.6%	5.3%
Tier 1 risk-based capital ratio	20.3	14.4	19.8	13.9
Total risk-based capital ratio	21.6	15.8	21.3	15.5

The conduits do not regularly trade their assets. That is, the design of the conduits is such that conduit assets are purchased with the intent to hold them to their maturities. Accordingly, changes in the fair values of the conduits’ assets do not impact the day-to-day management of the conduits. We believe the fair values of the conduits’ assets are affected by a number of factors, including the lack of liquidity of mortgage- and asset-backed securities, supply and demand imbalance in the market, and a risk aversion premium being demanded by investors for certain asset types. The aggregate fair value of the conduits’ assets at December 31, 2008 and 2007 was $17.75 billion and $27.95 billion, respectively.

Goodwill and Other Intangible Assets

Goodwill is created when the purchase price exceeds the assigned value of net assets of acquired businesses, and represents the value attributable to unidentifiable intangible elements being acquired. Other acquired identifiable intangible assets are recorded at their estimated fair value. Goodwill is not amortized. Other intangible assets are amortized over their estimated useful lives, and both are subject to impairment adjustment if events or circumstances indicate the potential inability to realize the carrying amount. We evaluate goodwill and other intangible assets for impairment annually, based on undiscounted cash flows. Almost all of the goodwill and other intangible assets recorded in our consolidated statement of condition have resulted from business acquisitions of our Investment Servicing line of business. The remainder have been recorded by Investment Management.

The sustained value of the majority of goodwill is supported ultimately by revenue from our investment servicing business. A decline in earnings as a result of a lack of growth, or our inability to deliver cost-effective services over sustained periods, could lead to a perceived impairment of goodwill, which would be evaluated and, if necessary, be recorded as a write-down of the reported amount of goodwill through a charge to earnings in our consolidated statement of income.

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

We evaluate goodwill for impairment using a two-step process. First, we compare the aggregate fair value of the reporting unit to its carrying amount, including goodwill. If the fair value exceeds the carrying amount, no impairment exists. If the carrying amount of the reporting unit exceeds the fair value, then we compare the “implied” fair value of the reporting unit’s goodwill with its carrying amount. If the carrying amount of the goodwill exceeds the implied fair value, then goodwill impairment is recognized by writing the goodwill down to the implied fair value. The implied fair value of the goodwill is determined by allocating the fair value of the reporting unit to all of the assets and liabilities of that unit, as if the unit had been acquired in a business combination and the overall fair value of the unit was the purchase price.

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

Events that may indicate impairment include significant or adverse changes in the business, economic or political climate; an adverse action or assessment by a regulator; unanticipated competition; and a more-likely-than-not expectation that we will sell or otherwise dispose of a business to which the goodwill or other intangible assets relate. Additional information about goodwill and other intangible assets, including information by line of business, is in note 5 of the Notes to Consolidated Financial Statements included under Item 8 of this Form 10-K.

Our evaluation of goodwill and other intangible assets for impairment for 2008 indicated that none of our goodwill was impaired. For 2008, we recorded approximately $27 million of impairment associated with other intangible assets, $23 million of which was recorded as a component of the restructuring charges described in the “Expenses” section of this Management’s Discussion and Analysis and in note 9 of the Notes to Consolidated Financial Statements included in this Form 10-K under Item 8. Goodwill recorded in our consolidated statement of condition at December 31, 2008 totaled approximately $4.53 billion. Other intangible assets recorded in our consolidated statement of condition at December 31, 2008 totaled approximately $1.85 billion.

FINANCIAL CONDITION

Years ended December 31,	2008 Average Balance	2007 Average Balance
(In millions)
Assets:
Interest-bearing deposits with banks	$24,003	$7,433
Securities purchased under resale agreements	10,195	12,466
Federal funds sold	2,700	1,936
Trading account assets	2,423	972
Investment securities	72,227	70,990
Investment securities purchased under AMLF(1)	9,193	—
Loans	11,884	10,753

Total interest-earning assets	132,625	104,550
Cash and due from banks	5,096	3,272
Other assets	23,976	15,660

Total assets	$161,697	$123,482

Liabilities and shareholders’ equity:
Interest-bearing deposits:
U.S.	$11,216	$7,557
Non-U.S.	68,291	60,663

Total interest-bearing deposits	79,507	68,220
Securities sold under repurchase agreements	14,261	16,132
Federal funds purchased	1,026	1,667
Short-term borrowings under AMLF(1)	9,170	—
Other short-term borrowings	5,996	4,225
Long-term debt	4,106	3,402

Total interest-bearing liabilities	114,066	93,646
Noninterest-bearing deposits	20,609	10,640
Other liabilities	14,614	9,769
Shareholders’ equity	12,408	9,427

Total liabilities and shareholders’ equity	$161,697	$123,482

(1)	Amounts represent averages of asset-backed commercial paper purchases and related borrowings in connection with participation in the AMLF. Additional information about the AMLF is provided in note 8 of the Notes to Consolidated Financial Statements included in this Form 10-K under Item 8.

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

Our customers’ needs and our operating objectives determine the volume, mix and currency denomination of our consolidated balance sheet. Deposits and other liabilities generated by customer activities are invested in assets that generally match the liquidity and interest-rate characteristics of the liabilities. As a result, our assets consist primarily of securities held in our available-for-sale or held-to-maturity portfolios and short-term money-market instruments, such as interest-bearing deposits, federal funds sold and securities purchased under resale agreements. The actual mix of assets is determined by the characteristics of the customer liabilities and our desire to maintain a well-diversified portfolio of high-quality assets. Managing our consolidated balance sheet structure is conducted within specific Board-approved policies for interest-rate risk, credit risk and liquidity.

For 2008, the growth in average interest-bearing liabilities of $20.4 billion was primarily composed of an $11.3 billion increase in customer deposits, $7.6 billion of which were foreign, partially offset by a decline in repurchase agreements of $1.9 billion. Average interest-earning assets in 2008 increased $28.1 billion from 2007, primarily the result of higher levels of interest-bearing deposits with domestic and foreign central banks related to the investment of excess cash generated from customers’ accumulation of liquidity, as well as our purchase of asset-backed commercial paper under the AMLF. Additional information about our average balance sheet, primarily interest-earning assets and interest-bearing liabilities, is included in the “Consolidated Results of Operations—Net Interest Revenue” section of this Management’s Discussion and Analysis.

Investment Securities

The carrying values of investment securities were as follows as of December 31:

(In millions)	2008	2007	2006
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$11,579	$8,181	$7,612
Mortgage-backed securities	10,798	14,585	11,454
Asset-backed securities	19,424	25,069	25,634
Collateralized mortgage obligations	1,441	11,892	8,476
State and political subdivisions	5,712	5,813	3,749
Other debt investments	4,723	4,041	3,027
Money-market mutual funds	344	243	201
Other equity securities	142	502	292

Total	$54,163	$70,326	$60,445

Held to maturity purchased under AMLF:
Asset-backed commercial paper	$6,087

Held to maturity:
U.S. Treasury and federal agencies:
Direct obligations	$501	$757	$846
Mortgage-backed securities	810	940	1,084
Asset-backed securities	3,986	—	—
Collateralized mortgage obligations	9,979	2,190	2,357
State and political subdivisions	382	180	183
Other investments	109	166	77

Total	$15,767	$4,233	$4,547

We consider a well-diversified, high-credit quality investment securities portfolio to be an important element in the management of our consolidated balance sheet. The portfolio continues to be concentrated in securities with high credit quality, with approximately 89% of the carrying value of the portfolio “AAA” or “AA” rated. The percentages of the carrying value of the investment securities portfolio by external credit rating, excluding securities purchased under the AMLF, were as follows as of December 31:

	2008	2007
AAA(1)	78%	89%
AA	11	6
A	5	3
BBB	4	1
BB	1	—
Non-rated	1	1

	100%	100%

(1)	Includes U.S. Treasury securities.

The investment securities portfolio is also diversified with respect to asset class. The majority of the portfolio is composed of mortgage-backed and asset-backed securities. The largely floating-rate asset-backed portfolio consists of home-equity loan, credit card, auto- and student loan-backed securities. Mortgage-backed securities are split between securities of Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and large-issuer collateralized mortgage obligations. As of December 31, 2008, the asset-backed securities in the portfolio included $5.8 billion collateralized by sub-prime mortgages. Of this total, 38% were “AAA” rated and 32% were “AA” rated.

We had $6.62 billion of net pre-tax unrealized losses on available-for-sale investment securities at December 31, 2008, or $4.06 billion after-tax. This unrealized loss excludes the unrealized loss of $2.27 billion, or $1.39 billion after-tax, related to securities available for sale that were reclassified to securities held to maturity during the fourth quarter of 2008, which are discussed below. Net pre-tax unrealized losses on available-for-sale securities at December 31, 2007 were $1.105 billion, or $678 million after-tax. Excluding the securities for which $122 million of other-than-temporary impairment was recorded during 2008, management considers the aggregate decline in fair value of the remaining securities and the resulting net unrealized losses to be temporary and not the result of any material changes in the credit characteristics of the securities. Management continues to believe that it is probable that we will collect all principal and interest according to underlying contractual terms, and has the ability and the intent to hold the securities until recovery in market value.

During the fourth quarter of 2008, management reassessed its classification of certain asset- and mortgage-backed securities carried in the available-for-sale portfolio, and reclassified securities with an amortized cost of $14.6 billion and a fair value of $12.3 billion to securities held to maturity. No gain or loss was recognized at the time of reclassification. The related pre-tax unrealized loss of $2.27 billion, or $1.39 billion after-tax, recorded in other comprehensive income, or OCI, remained in OCI and is being amortized as an adjustment of the yield of the reclassified securities over their remaining terms. The securities were reclassified at their then fair value of $12.3 billion, and this fair value was established as the adjusted amortized cost of the reclassified securities. The resulting discount is being accreted as an adjustment of the yield of the reclassified securities over their remaining terms. As a result, the reclassification will have no ultimate impact on our consolidated results of operations. Management considers the held-to-maturity classification to be appropriate because it has the ability and the intent to hold these securities to their maturity.

We intend to continue managing our investment securities portfolio to align with interest-rate and duration characteristics of our customer liabilities and in the context of our overall balance sheet structure, which is maintained within internally approved risk limits, and in consideration of the global interest-rate environment. Even with material changes in unrealized losses on available-for-sale securities, we may not experience material changes in our interest-rate risk profile, or experience a material impact on our net interest revenue. Additional information about these and other unrealized losses is in notes 3 and 13 of the Notes to Consolidated Financial Statements included in this Form 10-K under Item 8.

The carrying amounts, by contractual maturity, of debt securities available for sale and held to maturity, and the related weighted-average contractual yields, were as follows as of December 31, 2008:

	Under 1 Year		1 to 5 Years		6 to 10 Years		Over 10 Years
(Dollars in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale(1):
U.S. Treasury and federal agencies:
Direct obligations	$10,615	0.98%	$88	3.77%	$212	5.32%	$664	4.75%
Mortgage-backed securities	129	4.17	2,755	4.42	2,314	5.16	5,600	4.13
Asset-backed securities	545	2.05	9,449	1.98	5,153	2.98	4,277	3.33
Collateralized mortgage obligations	1	4.75	577	5.64	94	5.83	769	5.75
State and political subdivisions(2)	289	5.08	2,322	5.20	1,624	5.35	1,477	5.96
Other investments	2,171	4.33	1,814	5.09	646	5.39	92	4.17

Total	$13,750		$17,005		$10,043		$12,879

Held to maturity purchased under AMLF:
Asset-backed securities(3)	$6,087	3.02%	—	—	—	—	—	—

Held to maturity(1):
U.S. Treasury and federal agencies:
Direct obligations			$501	4.38%
Mortgage-backed securities			—	—	$32	5.00%	$778	5.13%
Asset-backed securities	$269	0.84%	3,061	2.93	5	0.97	651	4.94
Collateralized mortgage obligations	403	4.44	4,208	4.93	1,861	4.40	3,507	4.05
State and political subdivisions(2)	100	3.36	264	5.39	15	4.31	3	5.53
Other investments	105	0.50	4	3.06	—	—	—	—

Total	$877		$8,038		$1,913		$4,939

(1)	The maturities of mortgage-backed securities, asset-backed securities and collateralized mortgage obligations are based upon expected principal payments.

(2)	Yields have been calculated on a fully taxable-equivalent basis, using applicable federal and state income tax rates.

(3)	Amounts represent asset-backed commercial paper purchases in connection with participation in the AMLF. Additional information about the AMLF is provided in note 8 of the Notes to Consolidated Financial Statements included in this Form 10-K under Item 8.

Loans and Lease Financing

U.S. and non-U.S. loans and lease financing, and average loans and lease financing, were as follows for the years ended December 31 (excluding the allowance for losses):

(In millions)	2008	2007	2006	2005	2004
U.S.:
Commercial and financial	$6,397	$9,402	$3,480	$2,298	$1,826
Lease financing	407	396	415	404	373

Total U.S.	6,804	9,798	3,895	2,702	2,199
Non-U.S.:
Commercial and financial	890	4,420	3,137	1,854	526
Lease financing	1,437	1,584	1,914	1,926	1,904

Total non-U.S.	2,327	6,004	5,051	3,780	2,430

Total loans	$9,131	$15,802	$8,946	$6,482	$4,629

Average loans and lease financing	$11,884	$10,753	$7,670	$6,013	$5,689

U.S. commercial and financial loans at December 31, 2008 included approximately $800 million of commercial real estate loans purchased from certain customers pursuant to indemnified repurchase agreements with an affiliate of Lehman Brothers. We recorded a reserve of $200 million associated with performance under the indemnification agreement during the third quarter of 2008, representing the difference between our indemnification obligation and the fair value of the loans acquired. We paid $1.00 billion to settle the indemnification obligations, and the acquired loans had an estimated fair value of $800 million. The contractual legal balance of the acquired loans is approximately $1.24 billion.

The loans, which are primarily collateralized by direct and indirect interests in commercial real estate, were recorded at their then current fair value. The accounting for substantially all of these loans is governed by AICPA Statement of Position, or SOP, No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP No. 03-3 applies to loans with evidence of credit deterioration since origination for which it is probable, as of the date of acquisition of the loans, that all contractual payments will not be collected. Pursuant to SOP No. 03-3, management will periodically reassess these cash flow assumptions, and the impact of any changes in expectations will be recognized in results of operations through an adjustment to a fair value allowance and, in some cases, an adjustment to the yield of the loans. Fair value represented management’s expectation with respect to collection of principal and interest using appropriate market discount rates as of the date of acquisition. No additional valuation adjustments or provisions for loss were recorded since the initial acquisition of these loans.

At December 31, 2008, approximately 5% of our consolidated total assets consisted of loans and lease financing. The aggregate decrease in loans from 2007 reflected a decrease in overdrafts, which result primarily from securities settlement activities of our customers. Overdrafts included in loans were $4.64 billion and $11.65 billion at December 31, 2008 and December 31, 2007, respectively. Average overdrafts were approximately $8.00 billion and $7.53 billion for the years ended December 31, 2008 and 2007, respectively. These balances do not represent significant credit risk because of their short-term nature, which is generally overnight, the lack of significant concentration, and their occurrence in the normal course of the cash and securities settlement process.

As of December 31, 2008 and 2007, unearned income included in lease financing was $1.04 billion and $1.29 billion for non-U.S. leases, respectively, and $199 million and $212 million for U.S. leases, respectively.

Maturities for loan and lease financing categories were as follows as of December 31, 2008:

	YEARS
(In millions)	Total	Under 1	1 to 5	Over 5
U.S.:
Commercial and financial	$6,397	$6,357	$21	$19
Lease financing	407	—	7	400

Total U.S.	6,804	6,357	28	419
Non-U.S.:
Commercial and financial	890	890	—	—
Lease financing	1,437	—	19	1,418

Total non-U.S.	2,327	890	19	1,418

Total	$9,131	$7,247	$47	$1,837

The following table presents the classification of loans and leases due after one year according to sensitivity to changes in interest rates as of December 31, 2008:

(In millions)
Loans and leases with predetermined interest rates	$1,844
Loans and leases with floating or adjustable interest rates	40

Total	$1,884

Cross-Border Outstandings

Cross-border outstandings, as defined by bank regulatory rules, are amounts payable to State Street by residents of foreign countries, regardless of the currency in which the claim is denominated, and local country claims in excess of local country obligations. These cross-border outstandings consist primarily of deposits with banks, loan and lease financing and investment securities.

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

Cross-border outstandings to countries in which we do business which amounted to at least 1% of our consolidated total assets were as follows as of December 31:

(In millions)	2008	2007	2006
United Kingdom	$5,836	$5,951	$5,531
Australia	2,044	3,567	1,519
Canada	—	4,565	—
Germany	—	2,944	2,696

Total cross-border outstandings	$7,880	$17,027	$9,746

The total cross-border outstandings presented in the table represented 5%, 12% and 9% of our consolidated total assets as of December 31, 2008, 2007 and 2006, respectively. Aggregate cross-border outstandings to countries which totaled between .75% and 1% of our consolidated total assets at December 31, 2008 amounted to $3.45 billion (Canada and Germany). There were no cross-border outstandings to countries which totaled between .75% and 1% of our consolidated total assets as of December 31, 2007. Aggregate cross-border outstandings to countries which totaled between .75% and 1% of our consolidated total assets at December 31, 2006 amounted to $1.05 billion (Canada).

Capital

Regulatory and economic capital management both use key metrics evaluated by management to assess whether our actual level of capital is commensurate with our risk profile, is in compliance with all regulatory requirements, and is sufficient to provide us with the financial flexibility to undertake future strategic business initiatives.

Regulatory Capital

Our objective with respect to regulatory capital management is to maintain a strong capital base in order to provide financial flexibility for our business needs, including funding corporate growth and supporting customers’ cash management needs, and to provide protection against loss to depositors and creditors. We strive to maintain an optimal level of capital, commensurate with our risk profile, on which an attractive return to shareholders will be realized over both the short and long term, while protecting our obligations to depositors and creditors and satisfying regulatory requirements. Our capital management process focuses on our risk exposures, our capital position relative to our peers, regulatory capital requirements and the evaluations of the major independent credit rating agencies that assign ratings to our public debt. Our Capital Committee, working in conjunction with our Asset and Liability Committee, referred to as ALCO, oversees the management of regulatory capital, and is responsible for ensuring capital adequacy with respect to regulatory requirements, internal targets and the expectations of the major independent credit rating agencies.

The primary regulator of both State Street and State Street Bank for regulatory capital purposes is the Federal Reserve. Both State Street and State Street Bank are subject to the minimum capital requirements established by the Federal Reserve and defined in the Federal Deposit Insurance Corporation Improvement Act

of 1991. State Street Bank must meet the regulatory capital thresholds for “well capitalized” in order for the parent company to maintain its status as a financial holding company.

Regulatory capital ratios and related regulatory guidelines for State Street and State Street Bank were as follows as of December 31:

	REGULATORY GUIDELINES		STATE STREET		STATE STREET BANK
	Minimum	Well Capitalized	2008(2)	2007	2008(2)	2007
Regulatory capital ratios:
Tier 1 risk-based capital	4%	6%	20.3%	11.2%	19.8%	11.2%
Total risk-based capital	8	10	21.6	12.7	21.3	12.7
Tier 1 leverage ratio(1)	4	5	7.8	5.3	7.6	5.5

(1)	Regulatory guideline for well capitalized applies only to State Street Bank.

(2)	Tier 1 and total risk-based capital and tier 1 leverage ratios exclude the impact of the asset-backed commercial paper purchased under the AMLF, as permitted by the AMLF’s terms and conditions.

At December 31, 2008, State Street’s and State Street Bank’s regulatory capital ratios increased compared to year-end 2007. The increases for State Street resulted primarily from the issuance of capital-eligible debt securities in January 2008, the June 2008 public offering of our common stock and our participation in the U.S. Treasury’s capital purchase program in October 2008 described further below, as well as 2008 net income. With respect to State Street Bank, the parent company contributed an aggregate of approximately $4.68 billion to State Street Bank during 2008 to enhance its equity capital. For State Street and State Street Bank, these increases in capital more than offset increases in on- and off-balance risk-weighted assets primarily associated with the impact of increases in customer deposits and higher volumes of foreign exchange derivative contracts. All ratios for State Street and State Street Bank exceeded the regulatory minimum and well-capitalized thresholds.

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

Capital Purchase Program

On October 28, 2008, in connection with the U.S. Treasury’s capital purchase program, we issued 20,000 shares of our Series B fixed-rate cumulative perpetual preferred stock, $100,000 liquidation preference per share, and a warrant to purchase 5,576,208 shares of our common stock at an exercise price of $53.80 per share, to Treasury, and received aggregate proceeds of $2 billion.

The preferred shares, which qualify as tier 1 regulatory capital, pay cumulative quarterly dividends at a rate of 5% per year for the first five years, and 9% per year thereafter. The preferred shares are non-voting, other than class voting rights on certain matters that could adversely affect the shares. We can redeem the preferred shares at par after December 15, 2011. Prior to this date, we can only redeem the preferred shares at par in an amount up to the cash proceeds (minimum $500 million) from qualifying equity offerings of any tier 1-eligible perpetual preferred or common stock. Any redemption is subject to the consent of the Federal Reserve. Until October 28, 2011, or such earlier time as the preferred stock has been redeemed or transferred by Treasury, we are not permitted, without Treasury’s consent, to increase the quarterly dividend per share on our common stock above $0.24 per share, or to repurchase our common stock.

The warrant is immediately exercisable, and has a 10-year term. The exercise price of $53.80 per share was based upon the average of the closing prices of our common stock during the 20-trading day period ended October 10, 2008, the last trading day prior to our election to participate in the program. The exercise price and number of common shares subject to the warrant are both subject to anti-dilution adjustments. If we receive aggregate gross cash proceeds of at least $2 billion from one or more qualifying equity offerings of tier 1-eligible perpetual preferred or common stock on or prior to December 31, 2009, the number of shares of common stock underlying the warrant then held by Treasury will be reduced by one-half of the original number of common shares, considering all adjustments, underlying the warrant.

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

In January 2008, under an existing authorization by our Board of Directors, we repurchased 552,000 shares of our common stock in connection with a $1 billion accelerated share repurchase program that concluded on January 18, 2008. As of December 31, 2008, approximately 13,245,000 shares remained available for future purchase under the Board authorization. We generally employ third-party broker/dealers to acquire shares on the open market in connection with our common stock purchase program.

Funds for cash distributions to our shareholders by the parent company are derived from a variety of sources. The level of dividends to shareholders on our common stock, which totaled $400 million ($0.95 per share) in 2008 (compared to $320 million and $0.88 per share in 2007), is reviewed regularly and determined by the Board of Directors considering our liquidity, capital adequacy and recent earnings history and prospects, as well as economic conditions and other factors deemed relevant. Federal and state banking regulations place certain restrictions on dividends paid by subsidiary banks to the parent holding company. In addition, banking regulators have the authority to prohibit bank holding companies from paying dividends if they deem such payment to be an unsafe or unsound practice. Information concerning limitations on dividends from our subsidiary banks is provided in note 16 of the Notes to Consolidated Financial Statements included in this Form 10-K under Item 8.

During the first quarter of 2009, in light of the continued disruption in the global capital markets experienced since the middle of 2007, and as part of a plan to strengthen our tangible common equity, we announced a temporary reduction of our quarterly dividend on our common stock to $0.01 per share.

Other

In 2004, the Committee on Banking Supervision released the final version of its capital adequacy framework, referred to as “Basel II.” In 2006, the four U.S. banking regulatory agencies jointly issued their second draft of implementation rules, with industry comment provided by the end of March 2007. Additional supervisory guidance from the agencies was released late in February 2007; comments to the agencies were provided by the end of May 2007, and the final rules were released on December 7, 2007, with a stated effective date of April 1, 2008. State Street previously established a comprehensive implementation program to ensure these regulatory requirements are met within prescribed timeframes. We anticipate adopting the most advanced approaches for assessing capital adequacy.

Economic Capital

We define economic capital as the capital required to protect holders of our senior debt, and obligations higher in priority, against unexpected economic losses over a one-year period at a level consistent with the solvency of a firm with our target “AA” senior debt rating. Our Capital Committee is responsible for overseeing our economic capital process. The framework and methodologies used to quantify economic capital for each of the risk types described below have been developed by our Enterprise Risk Management, Global Treasury and Corporate Finance groups and are designed to be generally consistent with our risk management principles and the new Basel II regulatory capital rules. This framework has been approved by senior management and the Executive Committee of the Board of Directors. Due to the evolving nature of quantification techniques, we expect to periodically refine the methodologies, assumptions, and data used to estimate our economic capital requirements, which could result in a different amount of capital needed to support our business activities.

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

•

Business risk: the risk of negative earnings resulting from adverse changes in business factors, including changes in the competitive environment, changes in the operational economics of our business activities, and the effect of strategic and reputation risks.

Economic capital for each of these five categories is estimated on a stand-alone basis using statistical modeling techniques applied to internally-generated and, in some cases, external data. These individual results are then aggregated at the State Street consolidated level. A capital reduction or diversification benefit is then applied to reflect the unlikely event of experiencing an extremely large loss in each risk type at the same time.

Liquidity

The objective of liquidity management is to ensure that we have the ability to meet our financial obligations in a timely and cost-effective manner, and that we maintain sufficient flexibility to fund strategic corporate initiatives as they arise. Effective management of liquidity involves assessing the potential mismatch between the future cash needs of our customers and our available sources of cash under normal and adverse economic and business conditions. Significant uses of liquidity, described more fully below, consist primarily of meeting deposit withdrawals and funding outstanding commitments to extend credit or to purchase securities as they are drawn upon. Liquidity is provided by the maintenance of broad access to the global capital markets and by our consolidated balance sheet asset structure.

Our Global Treasury group is responsible for the day-to-day management of our global liquidity position, which is conducted within risk guidelines established and monitored by ALCO. Management maintains a liquidity measurement framework to assess the sources and uses of liquidity that is monitored by Global Treasury and our Enterprise Risk Management group. Embedded in this framework is a process that outlines several levels of potential risk to our liquidity and identifies “triggers” that we use as early warning signals of a possible difficulty. These triggers are a combination of internal and external measures of potential increases in cash needs or decreases in available sources of cash and possible impairment of our ability to access the global capital markets. Another important component of the framework is a contingency funding plan that is designed to identify and manage through a potential liquidity crisis. The plan defines roles, responsibilities and management actions to be undertaken in the event of deterioration in our liquidity profile caused by either a State Street-specific event or a broader disruption in the capital markets. Specific actions are linked to the levels of “triggers.”

We generally manage our liquidity risk on a global basis at the consolidated level. We also manage parent company liquidity, and in certain cases branch liquidity, separately. State Street Bank generally has broader access to funding products and markets limited to banks, specifically the federal funds market and the Federal Reserve’s discount window and term auction facility. The parent company is managed to a more conservative liquidity profile, reflecting narrower market access. We typically hold enough cash, primarily in the form of interest-bearing deposits with subsidiary banks, to meet current debt maturities and cash needs, as well as those projected over the next one-year period.

Sources of liquidity come from two primary areas: access to the global capital markets and liquid assets maintained on our consolidated balance sheet. Our ability to source incremental funding at reasonable rates of interest from wholesale investors in the capital markets is the first source of liquidity we would tap to accommodate the uses of liquidity described below. On-balance sheet liquid assets are also an integral component of our liquidity management strategy. These assets provide liquidity through maturities of the assets, but more importantly, they provide us with the ability to raise funds by pledging the securities as collateral for borrowings or through outright sales. Each of these sources of liquidity is used in the management of daily cash needs and in a crisis scenario, where we would need to accommodate potential large, unexpected demand for funds.

Uses of liquidity result from the following: withdrawals of unsecured customer deposits; draw-downs on unfunded commitments to extend credit or to purchase securities, generally provided through lines of credit; overdraft facilities; liquidity asset purchase agreements supporting the four unconsolidated asset-backed commercial paper conduits that we administer, and purchases by us of commercial paper issued by the conduits to support their liquidity. Customer deposits are generated largely from our investment servicing activities, and are invested in a combination of term investment securities and short-term money market assets whose mix is determined by the characteristics of the deposits. Most of the customer deposits are payable upon demand or are short-term in nature, which means that withdrawals can potentially occur quickly and in large amounts. Similarly, customers can request disbursement of funds under commitments to extend credit, or can overdraw deposit accounts rapidly and in large volumes. In addition, a large volume of unanticipated funding requirements, such as under liquidity asset purchase agreements that have met draw-down conditions, or large draw-downs of existing lines of credit, could require additional liquidity.

Material risks to sources of short-term liquidity could include, among other things, adverse changes in the perception in the financial markets of our financial condition or liquidity needs, and downgrades by major independent credit rating agencies of our deposits and our debt securities, which would restrict our ability to access the capital markets and could lead to withdrawals of unsecured deposits by our customers.

In managing our liquidity, we have issued term wholesale certificates of deposit and invested those funds in short-term money market assets where they would be available to meet cash needs. This portfolio stood at $1.93 billion at December 31, 2008, compared to $4.57 billion at December 31, 2007. In conjunction with our management of liquidity where we seek to maintain access to sources of back-up liquidity at reasonable costs, we have participated in the Federal Reserve’s term auction facility, which is a secured lending program available to financial institutions that was established in December 2007. As of December 31, 2008, State Street Bank’s borrowings under the term auction facility totaled $5.0 billion, which represented the highest level of State Street Bank’s borrowings under this facility for 2008. The aggregate certificate-of-deposit and term auction facility balances were higher at December 31, 2008 compared to December 31, 2007, as State Street Bank held greater liquidity in light of the continued disruption in the financial markets. We did not experience any net deterioration in our customer deposit base during 2008.

While maintenance of our high investment-grade credit rating is of primary importance to our liquidity management program, on-balance sheet liquid assets represent significant liquidity that we can directly control, and provide a source of cash in the form of principal maturities and the ability to borrow from the capital markets using our securities as collateral. Our liquid assets consist primarily of cash balances at central banks in excess of regulatory requirements and other short-term liquid assets, such as federal funds sold and interest-bearing deposits with banks, the latter of which are multicurrency instruments invested with major multinational banks; and high-quality, marketable investment securities not already pledged, which generally are more liquid than other types of assets and can be sold or borrowed against to generate cash quickly. As of December 31, 2008, the cash value of our liquid assets, as defined, totaled $85.81 billion, compared to $55.14 billion as of December 31, 2007. The increase was mainly the result of a significant increase in customer deposits in the third quarter of 2008 as the credit markets worsened. As customers accumulated liquidity, they placed cash with us. The vast majority of these incremental customer deposits remained with State Street Bank at year-end 2008.

Due to the unusual size and volatile nature of these incremental customer deposits, we chose to maintain approximately $48.64 billion at central banks as of December 31, 2008, in excess of regulatory required minimums. Securities carried at $42.74 billion as of December 31, 2008, compared to $39.84 billion as of December 31, 2007, were designated as pledged for public and trust deposits, borrowed funds and for other purposes as provided by law, and are excluded from the liquid assets calculation, unless pledged to the Federal Reserve Bank of Boston. The liquid assets and pledged securities described above excluded securities purchased under the Federal Reserve’s AMLF. Liquid assets included securities pledged to the Federal Reserve Bank of Boston to secure our ability to borrow from their discount window should the need arise. This access to primary credit is an important source of back-up liquidity for State Street Bank. As of December 31, 2008, we had no outstanding primary credit borrowings from the discount window.

Based upon our level of liquid assets and our ability to access the capital markets for additional funding when necessary, including our ability to issue debt and equity securities under our current universal shelf registration, management considers overall liquidity at December 31, 2008 to be sufficient to meet State Street’s current commitments and business needs, including supporting the liquidity of the commercial paper conduits and accommodating the transaction and cash management needs of our customers.

As referenced above, our ability to maintain consistent access to liquidity is fostered by the maintenance of high investment-grade ratings on our debt, as measured by the major independent credit rating agencies. Factors essential to retaining high credit ratings include diverse and stable core earnings; strong risk management; strong capital ratios; diverse liquidity sources, including the global capital markets and customer deposits; and strong liquidity monitoring procedures. High ratings on debt minimize borrowing costs and enhance our liquidity by ensuring the largest possible market for our debt. A downgrade or reduction of these credit ratings could have an adverse impact to our ability to access funding at favorable interest rates.

The following table presents information about State Street’s and State Street Bank’s credit ratings as of February 27, 2009.

	Standard & Poor’s	Moody’s Investors Service	Fitch	DBRS
State Street Corporation:
Short-term commercial paper	A-1	P-1	F1+	R-1(mid)
Senior debt	A+	A1	A+	AA (low)
Subordinated debt	A	A2	A	A (high)
Capital securities	BBB+	A2	BBB	A (high)
State Street Bank:
Short-term deposits	A-1+	P-1	F1+	R-1(high)
Long-term deposits	AA–	Aa2	AA–	AA
Senior debt	AA–	Aa2	A+	AA
Subordinated debt	A+	Aa3	A	AA (low)
Outlook	Negative	Negative	Stable	Negative

We maintain an effective universal shelf registration that allows for the public offering and sale of debt securities, capital securities, common stock, depositary shares and preferred stock, and warrants to purchase such securities, including any shares into which the preferred stock and depositary shares may be convertible, or any combination thereof. We have, as discussed previously, issued in the past, and we may issue in the future, securities pursuant to the shelf registration. The issuance of debt or equity securities will depend on future market conditions, funding needs and other factors.

We currently maintain a commercial paper program, under which we can issue up to $3 billion with original maturities of up to 270 days from the date of issue. At December 31, 2008, we had $2.59 billion of commercial paper outstanding, compared to $2.36 billion at December 31, 2007. Additional information about our commercial paper program is provided in note 8 of the Notes to Consolidated Financial Statements included in this Form 10-K under Item 8.

In connection with our participation in the FDIC’s Temporary Liquidity Guarantee Program, in which we elected to participate in December 2008, we can issue up to $1.67 billion, and State Street Bank can issue up to $2.48 billion, of unsecured senior debt through June 30, 2009, which will be backed by the full faith and credit of the United States. The guarantee of this unsecured senior debt expires on the earlier of the maturity date of the debt or June 30, 2012. No debt was outstanding under this guarantee program as of December 31, 2008. During the first quarter of 2009, State Street issued unsecured senior debt totaling $155 million, composed of commercial paper issued under our program described in the preceding paragraph, which is backed by this guarantee.

State Street Bank currently has Board authority to issue bank notes up to an aggregate of $5 billion, including up to $2.48 billion of senior notes under the above-described FDIC Temporary Liquidity Guarantee Program and up to $1 billion of subordinated bank notes. At December 31, 2008, no notes payable were outstanding and all $5 billion was available for issuance.

State Street Bank currently maintains a line of credit with a financial institution of CAD $800 million, or approximately USD $657 million as of December 31, 2008, to support its Canadian securities processing operations. The line of credit has no stated termination date and is cancelable by either party with prior notice. As of December 31, 2008, no balance was outstanding on this line of credit.

CONTRACTUAL CASH OBLIGATIONS

	PAYMENTS DUE BY PERIOD
As of December 31, 2008 (In millions)	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
Long-term debt(1)	$7,473	$189	$653	$570	$6,061
Operating leases	1,651	232	412	393	614
Capital lease obligations	1,192	73	148	140	831

Total contractual cash obligations	$10,316	$494	$1,213	$1,103	$7,506

(1)	Long-term debt above excludes capital lease obligations (reported as a separate line item) and the effect of interest-rate swaps. Interest payments were calculated at the stated rate with the exception of floating-rate debt, for which payments were calculated using the indexed rate in effect on December 31, 2008.

The obligations presented in the table are recorded in our consolidated statement of condition at December 31, 2008. The table does not include obligations which will be settled in cash, primarily in less than one year, such as deposits, federal funds purchased, securities sold under repurchase agreements and other short-term borrowings. Additional information about deposits, federal funds purchased, securities sold under repurchase agreements and other short-term borrowings is provided in notes 7 and 8 of the Notes to Consolidated Financial Statements included in this Form 10-K under Item 8.

The table does not include obligations related to derivative instruments, because the amounts included in our consolidated statement of condition at December 31, 2008 related to derivatives do not represent the amounts that may ultimately be paid under the contracts. Additional information about derivative contracts is provided in note 17 of the Notes to Consolidated Financial Statements included in this Form 10-K under Item 8. We have obligations under pension and other post-retirement benefit plans, which are more fully described in note 19 of the Notes to Consolidated Financial Statements, which are not included in the above table.

Additional information about contractual cash obligations related to long-term debt and operating and capital leases is in notes 10 and 20 of the Notes to Consolidated Financial Statements. The consolidated statement of cash flows, included in this Form 10-K under Item 8, provides additional liquidity information.

OTHER COMMERCIAL COMMITMENTS

	TENURE OF COMMITMENT
As of December 31, 2008 (In millions)	Total amounts committed(1)	Less than 1 year	1-3 years	4-5 years	Over 5 years
Indemnified securities financing	$324,590	$324,590
Liquidity asset purchase agreements	28,408	24,259	$1,813	$1,668	$668
Unfunded commitments to extend credit	20,924	16,938	2,051	1,910	25
Standby letters of credit	6,061	1,372	2,779	1,600	310

Total commercial commitments	$379,983	$367,159	$6,643	$5,178	$1,003

(1)	Total amounts committed are reported net of participations to independent third parties.

Additional information about the commercial commitments disclosed in this section is provided in note 11 of the Notes to Consolidated Financial Statements included in this Form 10-K under Item 8.

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

We have a disciplined approach to risk management that involves all levels of management. The Board of Directors provides extensive review and oversight of our overall risk management programs, including the approval of key risk management policies and the periodic review of State Street’s key risk indicators. These indicators are designed to identify major business activities of State Street with significant risk content, and to establish quantifiable thresholds for risk measurement. Key risk indicators are reported regularly to the Executive Committee of the Board and are reviewed periodically for appropriateness. Modifications to the indicators are made to reflect changes in our business activities or refinements to existing measurements. Enterprise Risk Management, or ERM, a dedicated corporate group, provides oversight, support and coordination across business units and is responsible for the formulation and maintenance of enterprise-wide risk management policies and guidelines. In addition, ERM establishes and reviews approved limits, and with business line management, monitors key risks. The head of ERM meets regularly with the Board or a Board committee, as appropriate, and has the authority to escalate issues as necessary.

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

Responsibility for risk management is overseen by a series of management committees. The Major Risk Committee, or MRC, is responsible for the formulation and recommendation of policies, and the approval of guidelines and programs governing the identification, analysis, measurement and control of material risks across State Street. Chaired by the head of ERM, the MRC focuses on the review of business activities with significant risk content and the assessment of risk management programs and initiatives. Our Capital Committee, chaired by our Chief Financial Officer, oversees the management of our regulatory and economic capital, the determination of the framework for capital allocation and strategies for capital structure and debt and equity issuances. ALCO, chaired by the Treasurer, oversees the management of our consolidated balance sheet, including management of our global liquidity and interest-rate risk positions. The Fiduciary Review Committee reviews the criteria for the acceptance of fiduciary duties, and assists our business lines with their fiduciary responsibilities executed on behalf of customers. The Credit Committee, chaired within ERM, acts as the credit policy committee for State Street. The Operational Risk Committee, chaired within ERM, provides cross-business oversight of operational risk to identify, measure, manage and control operational risk in an effective and consistent manner across State Street. The Model Assessment Committee, chaired within ERM, provides recommendations concerning technical modeling issues and independently validates qualifying financial models utilized by our businesses. Several other committees with specialized risk management functions report to the MRC.

Corporate Audit serves in a complementary role to our program of risk management, providing the Board and management with continuous monitoring and control audits to assess adherence to State Street’s policies and procedures and the effectiveness of its system of internal controls. Additionally, the internal control environment is evaluated through external examinations and regulatory compliance efforts. The Corporate Compliance, Regulatory and Industry Affairs, and Legal groups also serve essential roles in risk management. Corporate Compliance is responsible for the design, implementation and oversight of policies, guidelines and programs to support our compliance with applicable laws and regulations wherever we conduct business. The Regulatory and Industry Affairs group monitors proposed changes in rules and legislation, and the Legal group provides counsel that enables us to deal with complex legal and regulatory environments, maximize business opportunities and minimize legal, regulatory and other risks.

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

Trading Activities

Market risk associated with foreign exchange and other trading activities is managed through corporate guidelines, including established limits on aggregate and net open positions, sensitivity to changes in interest rates, and concentrations, which are supplemented by stop-loss thresholds. We use a variety of risk management tools and methodologies, including value-at-risk, to measure, monitor and manage market risk. All limits and measurement techniques are reviewed and adjusted as necessary on a regular basis by business managers, the market risk management group and the Trading and Market Risk Committee.

We use a variety of derivative financial instruments to support our customers’ needs, conduct trading activities and manage our interest-rate and currency risk. These activities are designed to create trading revenue and to hedge potential earnings volatility. In addition, we provide services related to derivatives in our role as both a manager and a servicer of financial assets.

Our customers use derivatives to manage the financial risks associated with their investment goals and business activities. With the growth of cross-border investing, customers have an increasing need for foreign exchange forward contracts to convert currency for international investments and to manage the currency risk in their international investment portfolios. As an active participant in the foreign exchange markets, we provide foreign exchange forward contracts and options in support of these customer needs.

As part of our trading activities, we assume positions in the foreign exchange and interest-rate markets by buying and selling cash instruments and using derivatives, including foreign exchange forward contracts, foreign exchange and interest-rate options and interest-rate swaps. As of December 31, 2008, the aggregate notional amount of these derivatives was $742.84 billion, of which $688.81 billion were foreign exchange forward and spot contracts. In the aggregate, long and short foreign exchange forward positions are closely matched to minimize currency and interest-rate risk. All foreign exchange contracts are valued daily at current market rates. Additional information about trading derivatives is provided in note 17 of the Notes to Consolidated Financial Statements included in this Form 10-K under Item 8.

As noted above, we use a variety of risk measurement tools and methodologies, including value-at-risk, or VaR, which is an estimate of potential loss for a given period within a stated statistical confidence interval. We use a risk measurement system to estimate VaR daily. We have adopted standards for estimating VaR, and we maintain capital for market risk in accordance with applicable regulatory guidelines. VaR is estimated for a 99% one-tail confidence interval and an assumed one-day holding period using a historical observation period of greater than two years. A 99% one-tail confidence interval implies that daily trading losses should not exceed the estimated VaR more than 1% of the time, or less than three business days out of a year. The methodology uses a simulation approach based on historically observed changes in foreign exchange rates, interest rates (domestic and foreign) and foreign exchange implied volatilities, and takes into account the resulting diversification benefits provided from the mix of our trading positions.

Like all quantitative risk measures, VaR is subject to limitations and assumptions inherent in our methodology. Our methodology gives equal weight to all market-rate observations regardless of how recently the market rates were observed. The estimate is calculated using static portfolios consisting of trading positions held at the end of each business day. Therefore, implicit in the VaR estimate is the assumption that no intraday actions are taken by management during adverse market movements. As a result, the methodology does not include risk associated with intraday changes in positions or intraday price volatility.

The following table presents VaR with respect to our trading activities, as measured by our VaR methodology for the periods indicated:

VALUE-AT-RISK

	2008			2007
Years ended December 31, (In millions)	Annual Average	Maximum	Minimum	Annual Average	Maximum	Minimum
Foreign exchange products	$1.8	$4.7	$.3	$1.8	$4.0	$.7
Interest-rate products	1.1	2.4	.6	1.4	3.7	.1

We back-test the estimated one-day VaR on a daily basis. This information is reviewed and used to confirm that all relevant trading positions are properly modeled. For the years ended December 31, 2008 and 2007, we did not experience any actual trading losses in excess of our end-of-day VaR estimate.

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

Our overall interest-rate risk position is maintained within a series of policies approved by the Board and guidelines established and monitored by ALCO. Our Global Treasury group has responsibility for managing State Street’s day-to-day interest-rate risk. To effectively manage the consolidated balance sheet and related NIR, Global Treasury has the authority to take a limited amount of interest-rate risk based on market conditions and its views about the direction of global interest rates over both short-term and long-term time horizons. Global Treasury manages our exposure to changes in interest rates on a consolidated basis organized into three regional treasury units, North America, Europe and Asia/Pacific, to reflect the growing, global nature of our exposures and to capture the impact of change in regional market environments on our total risk position.

Our investment activities and our use of derivative financial instruments are the primary tools used in managing interest-rate risk. We invest in financial instruments with currency, repricing, and maturity characteristics we consider appropriate to manage our overall interest-rate risk position. In addition to on-balance sheet assets, we use certain derivatives, primarily interest-rate swaps, to alter the interest-rate characteristics of specific balance sheet assets or liabilities. The use of derivatives is subject to ALCO-approved guidelines. Additional information about our use of derivatives is in note 17 of the Notes to Consolidated Financial Statements included in this Form 10-K under Item 8.

As a result of growth in our non-U.S. operations, non-U.S. dollar denominated customer liabilities are a significant portion of our consolidated balance sheet. This growth results in exposure to changes in the shape and level of non-U.S. dollar yield curves, which we include in our consolidated interest-rate risk management process.

Because no one individual measure can accurately assess all of our exposures to changes in interest rates, we use several quantitative measures in our assessment of current and potential future exposures to changes in interest rates and their impact on net interest revenue and balance sheet values. Net interest revenue simulation is the primary tool used in our evaluation of the potential range of possible net interest revenue results that could occur under a variety of interest-rate environments. We also use market valuation and duration analysis to assess changes in the economic value of balance sheet assets and liabilities caused by assumed changes in interest rates. Finally, gap analysis—the difference between the amount of balance sheet assets and liabilities re-pricing within a specified time period—is used as a measurement of our interest-rate risk position.

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

Key assumptions used in the models described above include the timing of cash flows; the maturity and repricing of balance sheet assets and liabilities, especially option-embedded financial instruments like mortgage-backed securities; changes in market conditions; and interest-rate sensitivities of our customer liabilities with respect to the interest rates paid and the level of balances. These assumptions are inherently uncertain and, as a result, the models cannot precisely predict future NIR or predict the impact of changes in interest rates on NIR and economic value. Actual results could differ from simulated results due to the timing, magnitude and frequency of changes in interest rates and market conditions, changes in spreads and management strategies, among other factors. Projections of potential future streams of NIR are assessed as part of our forecasting process.

The following table presents the estimated exposure of NIR for the next twelve months, calculated as of December 31, 2008 and 2007, due to an immediate ± 100 basis point shift in then-current interest rates. Estimated incremental exposures presented below are dependent on management’s assumptions about asset and liability sensitivities under various interest-rate scenarios, such as those previously discussed, and do not reflect any actions management may undertake in order to mitigate some of the adverse effects of interest-rate changes on State Street’s financial performance.

NIR-AT-RISK

	Estimated Exposure to Net Interest Revenue
(In millions)	2008	2007
Rate change:
+100 bps shock	$7	$(98)
-100 bps shock	(439)	7
+100 bps ramp	(29)	(44)
-100 bps ramp	(166)	20

The NIR-at-risk exposure to an immediate 100 bp increase in market interest rates changed from negative at December 31, 2007 to slightly positive at December 31, 2008, while the NIR-at-risk exposure to a 100 bp downward shock in rates changed from slightly positive to significantly negative. These changes were the result of two factors. First, the level of on-balance sheet liquid assets was increased during 2008 in response to the disruption in the financial markets, resulting in NIR-at-risk exposures becoming more asset-sensitive compared to 2007. Second, with market interest rates and liability yields both well below 1.00% at December 31, 2008, the downward 100 bp shock produced balance sheet spread compression, as liability yields were prevented from repricing lower to the full extent of the rate shock. With central bank-administered interest rates worldwide already at historically low levels, however, we are positioned to benefit from rising interest rates going forward.

The year-over-year changes in NIR-at-risk exposure to +100 and -100 bp ramps were directionally the same as for the +/- 100 bp shocks, with exposure to rising rates becoming less negative, and exposure to declining rates changing to negative, although the change was less pronounced due to the gradual shift in market rates inherent in the ramp scenarios.

Other important factors that impact the levels of NIR are balance sheet size and mix; interest-rate spreads; the slope and interest-rate level of U.S. dollar and non-U.S. dollar yield curves and the relationship between them; the pace of change in market interest rates; and management actions taken in response to the preceding conditions.

The following table presents estimated EVE exposures, calculated as of December 31, 2008 and December 31, 2007, assuming an immediate and prolonged shift in interest rates, the impact of which would be spread over a number of years.

ECONOMIC VALUE OF EQUITY

	Estimated Exposure to Economic Value of Equity
(In millions)	2008	2007
Rate change:
+200 bps shock	$(1,873)	$(1,195)
- 200 bps shock	(740)	48

The EVE results presented above indicate exposure to rising interest rates for both periods, although the magnitude of the exposure as of December 31, 2008 increased compared to December 31, 2007. In addition, the exposure to falling interest rates became negative at December 31, 2008. Both of these changes reflect the significantly lower market interest rates at December 31, 2008 compared to December 31, 2007. The December 31, 2008 rate environment, with U.S. interest rates near zero, prevents the downward 200 bps shock from fully occurring, as market rates are not allowed to fall below zero, and reduces the benefit of lower rates on market value of the investment portfolio. The increase in exposure for the rising rate scenario primarily reflects increased duration extension on mortgage-backed securities in a rising rate environment relative to the base scenario, due to lower absolute levels of interest rates in the base scenario at December 2008 compared to December 2007.

Credit Risk

Credit and counterparty risk is defined as the risk of financial loss if a borrower or counterparty is either unable or unwilling to repay borrowings or settle a transaction in accordance with contractual terms. We assume credit and counterparty risk on both our on- and off-balance sheet exposures. The extension of credit and the acceptance of counterparty risk by State Street are governed by corporate guidelines based on the prospective customer’s risk profile, the markets served, counterparty and country concentrations, and regulatory compliance. Our focus on large institutional investors and their businesses requires that we assume concentrated credit risk in a variety of forms. We maintain comprehensive guidelines and procedures to monitor and manage all aspects of credit and counterparty risk that we undertake. Counterparties are evaluated on an individual basis at least annually, while significant exposures to counterparties are reviewed daily. Processes for credit approval and monitoring are in place for all credit extensions. As part of the approval and renewal process, due diligence is conducted based on the size and term of the exposure, as well as the quality of the counterparty.

We provide, on a limited basis, traditional loan products and services to key customers and prospects in a manner that is intended to enhance customer relationships, increase profitability and minimize risk. We employ a relationship model in which credit decisions are based upon credit quality and the overall institutional relationship. This model is typical of financial institutions that provide credit to institutional customers in the markets that we serve.

An allowance for loan losses is maintained to absorb probable credit losses in the loan and lease portfolio that can be estimated, and is reviewed regularly by management for adequacy. An internal rating system is used to assess potential risk of loss. State Street’s risk rating process incorporates the use of risk rating tools informed by management’s judgment. Qualitative and quantitative inputs are captured in a transparent and replicable manner, and following a formal review and approval process, an internal credit rating based on State Street’s credit scale is assigned. The provision for loan losses is a charge to current earnings to maintain the overall allowance for loan losses at a level considered adequate relative to the level of credit risk in the loan and lease portfolio. No provision for loan losses was recorded in 2008, 2007 or 2006.

At December 31, 2008 and 2007, the allowance for loan losses was $18 million. Changes in the allowance for loan losses were as follows for the years ended December 31:

(In millions)	2008	2007	2006	2005	2004(1)
U.S.:
Balance at beginning of year	$18	$18	$17	$14	$43
Provision for loan losses	—	—	—	—	(15)
Loan charge-offs—commercial and financial	—	—	—	—	—
Recoveries—commercial and financial	—	—	—	—	—
Reclassification	—	—	1	3	(14)

Balance at end of year—U.S.	18	18	18	17	14
Non-U.S.:
Balance at beginning of year	—	—	1	4	18
Provision for loan losses	—	—	—	—	(3)
Reclassification	—	—	(1)	(3)	(11)

Balance at end of year—Non-U.S.	—	—	—	1	4

Total balance at end of year	$18	$18	$18	$18	$18

(1)	In 2004, we reclassified $25 million of the allowance for loan losses to other liabilities as a reserve for off-balance sheet commitments. Subsequent to the reclassification, the reserve for off-balance sheet commitments was reduced by $10 million, and recorded as an offset to other expenses. We also reversed $18 million through the provision for loan losses as a result of reduced credit risk exposures and improved credit quality.

Past-due loans are loans on which principal or interest payments are over 90 days delinquent, but where interest continues to be accrued. An aggregate of approximately $219 million of loans were past-due as of December 31, 2008, composed of commercial real estate loans purchased from certain customers pursuant to indemnified repurchase agreements with an affiliate of Lehman Brothers. These loans continued to accrue interest, and no additional valuation adjustments or provisions for loss were recorded since their initial acquisition. Additional information about these loans is provided in the “Financial Condition—Loans and Lease Financing” section of this Management’s Discussion and Analysis. There were no past-due loans as of December 31, 2007, 2006, 2005 and 2004.

We generally place loans on non-accrual status once principal or interest payments are 60 days past due, or earlier if management determines that full collection is not probable. Loans 60 days past due, but considered both well-secured and in the process of collection, may be excluded from non-accrual status. For loans placed on non-accrual status, revenue recognition is suspended. There were no non-accrual loans at year-end 2008, 2007, 2006, 2005 and 2004.

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

We also provide customers with off-balance sheet liquidity and credit enhancement facilities in the form of letters of credit, lines of credit and liquidity asset purchase agreements. These exposures are subject to an initial credit analysis, with detailed approval and review processes. These facilities are also actively monitored and reviewed annually. We maintain a separate reserve for probable credit losses related to certain of these off-balance sheet activities. Management reviews the adequacy of this reserve on a regular basis.

On behalf of our customers, we lend their securities to creditworthy banks, broker/dealers and other institutions. In most circumstances, we indemnify our customers for the fair market value of those securities against a failure of the borrower to return such securities. Though these transactions are collateralized, the substantial volume of these activities necessitates detailed credit-based underwriting and monitoring processes. The aggregate amount of indemnified securities on loan totaled $324.59 billion at December 31, 2008, and $558.37 billion at December 31, 2007. We require the borrowers to provide collateral in an amount equal to or in excess of 100% of the fair market value of the securities borrowed. Collateral received in connection with our securities lending services is held by us as agent and is not recorded in our consolidated statement of condition. The securities on loan and the collateral are revalued daily to determine if additional collateral is necessary. We held, as agent, cash and securities totaling $333.07 billion and $572.93 billion as collateral for indemnified securities on loan at December 31, 2008 and 2007, respectively.

The collateral held by us is invested on behalf of our customers. In certain cases, the collateral is invested in third-party repurchase agreements, for which we indemnify the customer against loss of the principal invested. We require the repurchase agreement counterparty to provide collateral in an amount equal to or in excess of 100% of the amount of the repurchase agreement. The indemnified repurchase agreements and the related collateral are not recorded in our consolidated statement of condition. Of the collateral of $333.07 billion at December 31, 2008 and $572.93 billion at December 31, 2007 referenced above, $68.37 billion at December 31, 2008 and $106.13 billion at December 31, 2007 were invested in indemnified repurchase agreements. We held, as agent, $71.87 billion and $111.02 billion as collateral for indemnified investments in repurchase agreements at December 31, 2008 and December 31, 2007, respectively.

Processes for credit approval and monitoring are in place for other credit extensions. As part of the approval and renewal process, due diligence is conducted based on the size and term of the exposure, as well as the quality of the counterparty. Exposures to these entities are aggregated and evaluated by ERM.

Investments in debt and equity securities, including investments in affiliates, are monitored regularly by Corporate Finance and ERM. Procedures are in place for evaluating potentially impaired securities, as discussed in notes 1 and 3 of the Notes to Consolidated Financial Statements included in this Form 10-K under Item 8.

Operational Risk

We define operational risk as the potential for loss resulting from inadequate or failed internal processes, people and systems, or from external events. As a leading provider of services to institutional investors, we conduct a broad array of complex and specialized asset servicing, processing and fiduciary activities that give rise to operational risk. Consequently, active management of operational risk is an integral component of all aspects of our business. Our Operational Risk Policy Statement defines operational risk and details roles and responsibilities for managing operational risk. The Policy Statement is reinforced by the Operational Risk Guidelines, which codify our approach to operational risk. The Guidelines document our practices and provide a mandate within which programs, processes, and regulatory elements are implemented to ensure that operational risk is identified, measured, managed and controlled in a consistent manner across State Street. Responsibility for the management of operational risk lies with every individual at State Street.

We maintain an operational risk governance structure designed to ensure that responsibilities are clearly defined and to provide independent oversight of operational risk management. The Executive Committee of the Board sets operational risk policy and oversees implementation of the operational risk framework. ERM develops corporate programs to manage operational risk and oversees the overall operational risk program. Businesses own operational risk and periodically review the status of the business controls, which are designed to provide a sound operational environment. The businesses also identify, manage, and report on operational risk. The MRC and the Operational Risk Committee review operational risk related information and policies, provide oversight designed to ensure compliance with the operational risk program, and escalate operational risk issues of note to the Executive Committee of the Board. Corporate Audit performs independent reviews of the application of operational risk management practices and methodologies and reports to the Examining and Audit Committee of the Board.

Our discipline in managing operational risk, which is a result of this emphasis on policy, guidelines, oversight, and independent review, provides the structure to identify, evaluate, control, monitor, measure, mitigate and report operational risk.

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

Separating the effects of a potential material adverse event into operational and business risk is sometimes difficult. For instance, the direct financial impact of an unfavorable event in the form of fines or penalties would be classified as an operational risk loss, while the impact on our reputation and the potential loss of customers and corresponding decline in revenue would be classified as a business risk loss. An additional example of business risk is the integration of a major acquisition. Failure to successfully integrate the operations of an acquired business, and the resultant inability to retain customers, would be classified as a business risk loss.

Business risk is managed with a long-term focus. Techniques include the development of business plans and appropriate management oversight. The potential impact of the various elements of business risk is difficult to quantify with any degree of precision. We use a combination of historical earnings volatility, scenario analysis, stress-testing and management judgment to help assess the potential effect on State Street attributable to business risk. Management and control of business risks are generally the responsibility of the business units as part of their overall and strategic planning and internal risk management processes.

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, we utilize three types of special purpose entities, referred to as SPEs. One type of SPE is utilized in connection with our involvement as collateral manager with respect to managed investment vehicles. Since we have determined that we are not the primary beneficiary of these managed investment vehicles under existing accounting standards, we do not record these vehicles in our consolidated financial statements. A second type of SPE is utilized in connection with our tax-exempt investment program, under which trusts structure and sell certificated interests in pools of tax-exempt investment-grade assets to our mutual fund customers. These trusts are recorded in our consolidated financial statements, since we treat the underlying transactions as secured borrowings, not as sales. A third type of SPE is utilized in connection with our asset-backed commercial paper program, under which we administer four third-party asset-backed commercial paper conduits, which sell commercial paper to our institutional customers, primarily mutual fund customers, as short-term investments. Since we have determined that we are not the primary beneficiary of these conduits under existing accounting standards, we do not record the conduits in our consolidated financial statements.

Additional information about the activities of the above-described SPEs is provided in note 12 of the Notes to Consolidated Financial Statements included in this Form 10-K under Item 8.

In the normal course of business, we hold assets under custody and assets under management in a custodial or fiduciary capacity for our customers, and, in accordance with GAAP, we do not record these assets in our consolidated statement of condition. Similarly, collateral funds associated with our securities finance activities are held by us as agent; therefore, we do not record these assets in our consolidated statement of condition. Additional information about these and other off-balance sheet activities is provided in note 11 of the Notes to Consolidated Financial Statements included in this Form 10-K under Item 8.

In the normal course of business, we utilize derivative financial instruments to support our customers’ needs, to conduct trading activities and to manage our interest-rate and foreign currency risk. Additional information about our use of derivatives is in note 17 of the Notes to Consolidated Financial Statements included in this Form 10-K under Item 8.

RECENT ACCOUNTING DEVELOPMENTS

Information with respect to recent accounting developments is provided in note 1 of the Notes to Consolidated Financial Statements included in this Form 10-K under Item 8.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth in the “Market Risk” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in this Form 10-K under Item 7, is incorporated by reference herein.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Additional information about restrictions on the transfer of funds from State Street Bank to the parent company is included in this Form 10-K under Item 5, and in the “Financial Condition—Capital” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE SHAREHOLDERS AND BOARD OF DIRECTORS OF

STATE STREET CORPORATION

We have audited the accompanying consolidated statement of condition of State Street Corporation as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of State Street Corporation at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), State Street Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2009 expressed an unqualified opinion thereon.

Boston, Massachusetts

February 26, 2009

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statement of Income

Years ended December 31,	2008	2007	2006
(Dollars in millions, except per share amounts)
Fee revenue:
Servicing fees	$3,745	$3,388	$2,723
Management fees	1,028	1,141	943
Trading services	1,467	1,152	862
Securities finance	1,230	681	386
Processing fees and other	277	271	272

Total fee revenue	7,747	6,633	5,186
Net interest revenue:
Interest revenue	4,879	5,212	4,324
Interest expense	2,229	3,482	3,214

Net interest revenue	2,650	1,730	1,110
Provision for loan losses	—	—	—

Net interest revenue after provision for loan losses	2,650	1,730	1,110
Gains (Losses) related to investment securities, net	(54)	(27)	15
Gain on sale of CitiStreet interest, net of exit and other associated costs	350	—	—

Total revenue	10,693	8,336	6,311
Expenses:
Salaries and employee benefits	3,842	3,256	2,652
Information systems and communications	633	546	501
Transaction processing services	644	619	496
Occupancy	465	408	373
Provision for legal exposure	—	600	—
Provision for investment account infusion	450	—	—
Restructuring charges	306	—	—
Merger and integration costs	115	198	—
Professional services	360	236	157
Amortization of other intangible assets	144	92	43
Other	892	478	318

Total expenses	7,851	6,433	4,540

Income from continuing operations before income tax expense	2,842	1,903	1,771
Income tax expense from continuing operations	1,031	642	675

Income from continuing operations	1,811	1,261	1,096
Income from discontinued operations before income tax expense	—	—	16
Income tax expense from discontinued operations	—	—	6

Income from discontinued operations	—	—	10

Net income	$1,811	$1,261	$1,106

Net income available to common shareholders	$1,789	$1,261	$1,106

Earnings per common share from continuing operations:
Basic	$4.33	$3.50	$3.31
Diluted	4.30	3.45	3.26
Income per common share from discontinued operations:
Basic	—	—	$.03
Diluted	—	—	.03
Earnings per common share:
Basic	$4.33	$3.50	$3.34
Diluted	4.30	3.45	3.29
Average common shares outstanding (in thousands):
Basic	413,182	360,675	331,350
Diluted	416,100	365,488	335,732

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statement of Condition

As of December 31,	2008	2007
(Dollars in millions, except per share amounts)
Assets
Cash and due from banks	$3,181	$4,041
Interest-bearing deposits with banks	55,733	6,271
Securities purchased under resale agreements	1,635	19,133
Federal funds sold	—	4,540
Trading account assets	815	589
Investment securities available for sale	54,163	70,326
Investment securities held to maturity purchased under money market liquidity facility (fair value of $6,100)	6,087	—
Investment securities held to maturity (fair value of $14,311 and $4,225)	15,767	4,233
Loans and leases (less allowance for losses of $18)	9,113	15,784
Premises and equipment (net of accumulated depreciation of $2,758 and $2,653)	2,011	1,894
Accrued income receivable	1,738	2,096
Goodwill	4,527	4,567
Other intangible assets	1,851	1,990
Other assets	17,010	7,079

Total assets	$173,631	$142,543

Liabilities
Deposits:
Noninterest-bearing	$32,785	$15,039
Interest-bearing—U.S.	4,558	14,790
Interest-bearing—Non-U.S.	74,882	65,960

Total deposits	112,225	95,789
Securities sold under repurchase agreements	11,154	14,646
Federal funds purchased	1,082	425
Short-term borrowings under money market liquidity facility	6,042	—
Other short-term borrowings	11,555	5,557
Accrued taxes and other expenses	408	4,392
Other liabilities	13,972	6,799
Long-term debt	4,419	3,636

Total liabilities	160,857	131,244
Commitments and contingencies (note 11)
Shareholders’ equity
Preferred stock, no par: 3,500,000 shares authorized; 20,000 shares issued and outstanding	1,883	—
Common stock, $1 par: 750,000,000 shares authorized; 431,976,032 and 398,366,326 shares issued	432	398
Surplus	6,992	4,630
Retained earnings	9,135	7,745
Accumulated other comprehensive loss	(5,650)	(575)
Treasury stock, at cost (418,354 and 12,081,863 shares)	(18)	(899)

Total shareholders’ equity	12,774	11,299

Total liabilities and shareholders’ equity	$173,631	$142,543

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statement of Changes in Shareholders’ Equity

(Dollars in millions, except per share amounts, shares in thousands)	PREFERRED STOCK	COMMON STOCK		Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	TREASURY STOCK
		Shares	Amount				Shares	Amount	Total
Balance at December 31, 2005		337,126	$337	$266	$6,189	$(231)	3,501	$(194)	$6,367
Comprehensive income:
Net income					1,106				1,106
Change in net unrealized gains/losses on available-for-sale securities, net of related taxes of $40 and reclassification adjustment						58			58
Foreign currency translation, net of related taxes of $56						124			124
Change in unrealized gains/losses on hedges of net investments in non-U.S. subsidiaries, net of related taxes of $(10)						(18)			(18)
Change in minimum pension liability, net of related taxes of $2						4			4
Change in unrealized gains/losses on cash flow hedges, net of related taxes of $2						3			3

Total comprehensive income					1,106	171			1,277
Adjustment to apply provisions of SFAS No. 158, net of related taxes of $(109)						(164)			(164)
Cash dividends declared—$.80 per share					(265)				(265)
Common stock acquired							5,782	(368)	(368)
Common stock received under COVERS contracts				30			1,199	(26)	4
Common stock awards and common stock options exercised, including tax benefit of $43				103			(5,782)	300	403
Other							(12)	(2)	(2)

Balance at December 31, 2006		337,126	337	399	7,030	(224)	4,688	(290)	7,252
Adjustment for effect of applying provisions of FASB Staff Position No. FAS 13-2					(226)				(226)

Adjusted balance at January 1, 2007		337,126	337	399	6,804	(224)	4,688	(290)	7,026
Comprehensive income:
Net income					1,261				1,261
Change in net unrealized gains/losses on available-for-sale securities, net of related taxes of $(276) and reclassification adjustment						(451)			(451)
Change in net unrealized gains/losses on fair value hedges of available-for-sale securities, net of related taxes of $(37)						(55)			(55)
Foreign currency translation, net of related taxes of $62						134			134
Change in unrealized gains/losses on cash flow hedges, net of related taxes of $(7)						(11)			(11)
Change in unrealized gains/losses on hedges of net investments in non-U.S. subsidiaries, net of related taxes of $(4)						(8)			(8)
Change in minimum pension liability, net of related taxes of $28						40			40

Total comprehensive income					1,261	(351)			910
Cash dividends declared—$.88 per share					(320)				(320)
Common stock acquired							13,369	(1,002)	(1,002)
Common stock awards and common stock options exercised, including tax benefit of $52		401	—	65			(5,975)	393	458
Common stock issued in connection with acquisition		60,839	61	4,166					4,227

Balance at December 31, 2007		398,366	398	4,630	7,745	(575)	12,082	(899)	11,299
Comprehensive income:
Net income					1,811				1,811
Change in net unrealized gains/losses on available-for-sale securities, net of related taxes of $(2,866) and reclassification adjustment						(4,527)			(4,527)
Change in net unrealized gains/losses on fair value hedges of available-for-sale securities, net of related taxes of $(116)						(187)			(187)
Foreign currency translation, net of related taxes of $(91)						(263)			(263)
Change in unrealized gains/losses on cash flow hedges, net of related taxes of $(10)						(16)			(16)
Change in unrealized gains/losses on hedges of net investments in non-U.S. subsidiaries, net of related taxes						1			1
Change in minimum pension liability, net of related taxes of $(48)						(83)			(83)

Total comprehensive income					1,811	(5,075)			(3,264)
Preferred stock and common stock warrant issued	1,879			121					2,000
Cash dividends:
Common stock—$.95 per share					(400)				(400)
Preferred stock					(18)				(18)
Accretion of preferred stock discount	4				(4)				—
Common stock acquired							552		—
Common stock issued		33,156	34	2,181			(7,391)	538	2,753
Contract payments to State Street Capital Trust III				(36)					(36)
Common stock awards and common stock options exercised, including tax benefit of $52		454		96	1		(4,825)	343	440

Balance at December 31, 2008	$1,883	431,976	$432	$6,992	$9,135	$(5,650)	418	$(18)	$12,774

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statement of Cash Flows

Years ended December 31,	2008	2007	2006
(In millions)
Operating Activities:
Net income	$1,811	$1,261	$1,106
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash adjustments for depreciation, amortization, accretion and deferred income tax expense (benefit)	(282)	130	385
Income from discontinued operations	—	—	(16)
(Gains) losses related to investment securities, net	54	27	(15)
Change in trading account assets, net	(689)	195	(179)
Other, net	(2,850)	1,326	(300)

Net cash (used in) provided by operating activities	(1,956)	2,939	981

Investing Activities:
Net (increase) decrease in interest-bearing deposits with banks	(49,462)	(799)	5,809
Net (increase) decrease in federal funds sold and securities purchased under resale agreements	22,038	(2,832)	(5,999)
Proceeds from sales of available-for-sale securities	5,408	4,731	3,571
Proceeds from maturities of available-for-sale securities	32,291	21,750	16,602
Purchases of available-for-sale securities	(41,044)	(27,578)	(23,920)
Purchases under money market liquidity facility, net	(5,818)	—	—
Proceeds from maturities of held-to-maturity securities	1,766	859	1,590
Purchases of held-to-maturity securities	(1,062)	(539)	(1,246)
Net (increase) decrease in loans	6,532	(6,226)	(2,464)
Proceeds from sale of joint venture investment	464	—	—
Business acquisitions, net of cash acquired	(38)	(647)	—
Purchases of equity investments and other long-term assets	(242)	(192)	(168)
Purchases of premises and equipment	(681)	(476)	(310)
Other, net	278	95	114

Net cash used in investing activities	(29,570)	(11,854)	(6,421)

Financing Activities:
Net increase (decrease) in time deposits	(13,988)	4,158	(1,261)
Net increase in all other deposits	30,416	14,617	7,258
Net increase in short-term borrowings under money market liquidity facility	6,139	—	—
Net increase (decrease) in short-term borrowings	3,163	(7,794)	(653)
Proceeds from issuance of long-term debt, net of issuance costs	493	1,488	—
Payments for long-term debt and obligations under capital leases	(44)	(533)	(16)
Proceeds from public offering of common stock, net of issuance costs	2,251	—	—
Proceeds from issuance of preferred stock	1,879	—	—
Proceeds from issuance of warrant to purchase common stock	121	—	—
Purchases of common stock	—	(1,002)	(368)
Proceeds from issuance of common stock for stock awards and options exercised	12	—	—
Proceeds from issuances of treasury stock	623	185	193
Payments for cash dividends	(399)	(301)	(259)

Net cash provided by financing activities	30,666	10,818	4,894

Net increase (decrease)	(860)	1,903	(546)
Cash and due from banks at beginning of year	4,041	2,138	2,684

Cash and due from banks at end of year	$3,181	$4,041	$2,138

Supplemental disclosure:
Interest paid	$2,302	$3,403	$3,177
Income taxes paid	1,118	593	533
Non-cash investments in premises and equipment and capital leases	48	194	109
Non-cash acquisitions of investment securities available for sale	—	—	1,464

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1.    Summary of Significant Accounting Policies

The accounting and financial reporting policies of State Street Corporation conform to accounting principles generally accepted in the United States of America, referred to as GAAP. Unless otherwise indicated or unless the context requires otherwise, all references in these Notes to Consolidated Financial Statements to “State Street,” “we,” “us,” “our” or similar references mean State Street Corporation and its subsidiaries on a consolidated basis. The parent company is a financial holding company headquartered in Boston, Massachusetts. We report two lines of business:

•

Investment Servicing provides services for U.S. mutual funds, collective investment funds and other investment pools, corporate and public retirement plans, insurance companies, foundations and endowments worldwide. Products include custody, product- and participant-level accounting; daily pricing and administration; master trust and master custody; recordkeeping; foreign exchange, brokerage and other trading services; securities finance; deposit and short-term investment facilities; loans and lease financing; investment manager and hedge fund manager operations outsourcing; and performance, risk and compliance analytics to support institutional investors.

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

Basis of Presentation:

Our consolidated financial statements include the accounts of the parent company and its majority-owned subsidiaries, including its principal banking subsidiary, State Street Bank and Trust Company, referred to as State Street Bank. All material inter-company transactions and balances have been eliminated. Certain previously reported amounts have been reclassified to conform to current year presentation.

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

Cash and Cash Equivalents:

For purposes of the consolidated statement of cash flows, cash and cash equivalents are defined as cash and due from banks.

Securities Purchased Under Resale Agreements and Securities Sold Under Repurchase Agreements:

U.S. Treasury and federal agency securities, referred to as “U.S. government securities,” purchased under resale agreements or sold under repurchase agreements are treated as collateralized financing transactions, and are recorded in our consolidated statement of condition at the amounts at which the securities will be subsequently resold or repurchased, plus accrued interest. Our policy is to take possession or control of securities underlying resale agreements, allowing borrowers the right of collateral substitution and/or short-notice termination. We revalue these securities daily to determine if additional collateral is necessary from the borrower to protect us against credit exposure. We can use these securities as collateral for repurchase agreements. For securities sold under repurchase agreements collateralized by our U.S. government securities portfolio, the dollar value of the U.S. government securities remains in investment securities in our consolidated statement of condition. Where a master netting agreement exists or both parties are members of a common clearing organization, resale and repurchase agreements with the same counterparty or clearing house and maturity date are reported on a net basis.

Investment Securities:

Investment securities held by us are classified as either trading account assets, investment securities available for sale or investment securities held to maturity at the time of purchase, based on management’s intentions.

Trading account assets are debt and equity securities that are purchased in connection with our trading activities and, as such, are expected to be sold in the near term. Our trading activities typically involve active and frequent buying and selling with the objective of generating profits on short-term movements and for resale to customers. Securities available for sale are those that we intend to hold for an indefinite period of time. Available-for-sale securities include securities utilized as part of our asset and liability management activities that may be sold in response to changes in interest rates, pre-payment risk, liquidity needs or other similar factors. Securities held to maturity are debt securities that management has the intent and the ability to hold to maturity.

Trading account assets are carried at fair value. Both realized and unrealized gains and losses on trading account assets are recorded in trading services revenue in our consolidated statement of income. Debt and marketable equity securities classified as available for sale are carried at fair value, and after-tax net unrealized gains and losses are recorded in accumulated other comprehensive income, a component of shareholders’ equity. Gains or losses realized on sales of available-for-sale securities are computed using the specific identification method and are recorded in gains (losses) related to investment securities, net, in our consolidated statement of income. Securities held to maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts.

Management reviews the fair values of investment securities at least quarterly, and evaluates individual securities for declines in fair value that may be deemed other than temporary, considering factors such as current and expected future interest rates, external credit ratings, dividend payments, the performance of underlying collateral, if any, the financial health of the issuer and other pertinent information. In addition, the length of time that a security’s cost basis has exceeded its fair value, as well as management’s intent and ability to hold the security until recovery in market value, are considered. If declines in fair value are deemed other than temporary, an impairment loss is recognized in results of operations and the amortized cost basis of the security is written down to its current fair value, which becomes the new cost basis. Other-than-temporary impairment write-downs are recorded in our consolidated statement of income in gains (losses) related to investment securities, net.

Loans and Lease Financing:

Loans are generally recorded at their principal amount outstanding, net of the allowance for loan losses, unearned income, and any net unamortized deferred loan origination fees. Acquired loans are recorded at fair value, based on management’s expectation with respect to principal and interest collection as of the date of acquisition. The carrying value of the loans is evaluated periodically using a discounted cash flow model, which incorporates expectations of principal and interest collection. The impact of any changes in expectations is recognized in results of operations through a fair value allowance and, in some cases, an adjustment to the yield of the loans.

Interest revenue is recognized using the interest method or on a basis approximating a level rate of return over the term of the loan. Fees received for providing loan commitments and letters of credit that we anticipate will result in loans, typically are deferred and amortized to interest revenue over the life of the related loan, beginning with the initial borrowing. Fees on commitments and letters of credit are amortized to processing fees and other revenue over the commitment period when funding is not known or expected.

Loans are placed on non-accrual status when they become 60 days past-due as to either principal or interest, or earlier when full collection of principal or interest is not considered probable. Loans 60 days past-due, but considered both well secured and in the process of collection, are treated as exceptions and may be excluded from non-accrual status. When we place a loan on non-accrual status, the accrual of interest is discontinued and previously recorded but unpaid interest is reversed and generally charged against net interest revenue. For loans on non-accrual status, revenue is recognized on a cash basis after recovery of principal, if and when interest payments are received.

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

Allowance for Loan Losses:

The adequacy of the allowance for loan losses is evaluated on a regular basis by management. Factors considered in evaluating the adequacy of the allowance include previous loss experience, current economic conditions and adverse situations that may affect the borrower’s ability to repay, the estimated value of the underlying collateral, if any, and the performance of individual credits in relation to contract terms, and other relevant factors. The provision for loan losses charged to earnings is based upon management’s estimate of the amount necessary to maintain the allowance at a level adequate to absorb estimated probable credit losses.

Loans are charged off to the allowance for loan losses in the reporting period in which either an event occurs that confirms the existence of a loss or a loan or a portion of a loan is determined to be uncollectible. Recoveries are recorded on a cash basis.

In addition, we maintain a reserve for off-balance sheet credit exposures that is recorded in other liabilities. The adequacy of this reserve is subject to the same considerations and review as the allowance for loan losses. Provisions to change the level of this reserve are recorded in other expenses.

Premises and Equipment:

Buildings, leasehold improvements, computers, software and other equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization recorded in operating expenses are computed using the straight-line method over the estimated useful lives of the related assets or the remaining terms of the leases, generally 3 to 40 years. Maintenance and repairs are charged to expense as incurred, while major leasehold improvements are capitalized and expensed over their estimated useful lives or terms of the lease. For premises held under leases in which we have an obligation to restore the facilities to their original condition upon expiration of the lease, we expense the anticipated related costs over the term of the lease.

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

Goodwill and Other Intangible Assets:

Goodwill represents the excess of the cost of an acquisition over the fair value of the net tangible and other intangible assets acquired. Other intangible assets represent purchased assets that can be distinguished from goodwill because of contractual rights or because the asset can be exchanged on its own or in combination with a related contract, asset or liability. Goodwill is not amortized, but is subject to annual impairment tests. Other intangible assets related to customer relationships generally are amortized on a straight-line basis over periods ranging from twelve to twenty years, and core deposit intangible assets over twenty-two years, with amortization expense recorded in other expenses. Impairment of goodwill is deemed to exist if the carrying value of a reporting unit, including its allocation of goodwill and other intangible assets, exceeds its estimated fair value. Impairment of other intangible assets is deemed to exist if the balance of the other intangible asset exceeds the cumulative net cash inflows related to the asset over its remaining estimated useful life. If these reviews determine that goodwill or other intangible assets are impaired, the value of the goodwill or the other intangible asset is written down through a charge to other expenses.

Fee and Net Interest Revenue:

Fees from investment servicing, investment management, securities finance, trading services and certain types of processing fees and other revenue are recorded based on estimates or specific contractual terms as transactions occur or services are rendered, provided that persuasive evidence exists, the price to the customer is fixed or determinable and collectability is reasonably assured. Amounts accrued at period-end are recorded in accrued income receivable in our consolidated statement of condition. Performance fees from Investment Management are recorded when earned, based on predetermined benchmarks associated with the applicable fund’s performance.

Interest revenue on interest-earning assets and interest expense on interest-bearing liabilities are recorded based on the effective yield of the related financial instrument.

Employee Benefits Expense:

Employee benefits expense includes costs of certain pension and other post-retirement benefit plans related to prior and current service, which are accrued on a current basis, as well as contributions associated with defined contribution savings plans, unrestricted cash and stock awards under other employee incentive compensation plans, and the amortization of restricted stock awards.

Equity-Based Compensation:

We record compensation expense equal to the estimated fair value on the grant date of common stock options granted to employees in our consolidated statement of income, on a straight-line basis over the options’ vesting period. We record compensation expense for equity-based awards other than stock options based on the timing of vesting.

We use a Black-Scholes option pricing model to determine the fair value of the options granted. The fair values of equity-based awards other than options, such as restricted stock and deferred stock, are based on the price of our common stock on the date of grant, adjusted if appropriate based upon the award’s eligibility to receive dividends. The option pricing model utilizes weighted-average assumptions regarding the period of time that options granted are expected to be outstanding. This model is based primarily on the historical exercise behavior attributable to previous option grants, the estimated yield from dividends paid on our common stock over the expected term of the options, the expected volatility of the price of our common stock over a period equal to the expected term of the options, and a risk-free interest rate based on the U.S. Treasury yield curve at the time of grant for a period equal to the expected term of the options granted.

Compensation expense for equity-based awards with terms that provide for a graded vesting schedule, for which portions of the award vest in increments over the required service period, is recognized on a straight-line basis over the required service period for the entire award. The expense is adjusted for assumptions with respect to the estimated amount of awards that will be forfeited prior to vesting. Dividend equivalents for certain equity-based awards are paid on stock units on a current basis prior to vesting and distribution.

Income Taxes:

We use an asset and liability approach to account for income taxes. Our objective is to recognize the amount of taxes payable or refundable for the current year through charges or credits to the current tax provision, and to recognize deferred tax assets and liabilities for the future tax consequences resulting from temporary differences between the amounts reported in the consolidated financial statements and their respective tax bases. The measurement of tax assets and liabilities is based on enacted tax laws and applicable tax rates. The effects of a tax position on the consolidated financial statements are recognized when we believe it more likely than not that the position will be sustained. A deferred tax valuation allowance is established if it is considered more likely than not that all or a portion of the deferred tax assets will not be realized.

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

Fair Value Measurements:

We carry certain of our financial assets and liabilities at fair value on a recurring basis. These financial assets and liabilities are composed of trading account assets, investment securities available for sale and various types of derivative instruments. In addition, we measure certain assets, such as goodwill and other long-lived assets, at fair value on a non-recurring basis to evaluate those assets for potential impairment. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

In accordance with SFAS No. 157, Fair Value Measurements, which we adopted effective January 1, 2008, we categorize our financial assets and liabilities into the following fair value hierarchy:

Level 1 – Financial assets and liabilities with values based on unadjusted quoted prices for identical assets or liabilities in an active market. Examples of level 1 financial instruments include active exchange-traded equity securities and certain U.S. government securities.

Level 2 – Financial assets and liabilities with values based on quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability. Examples of level 2 financial instruments include commercial paper purchased from the State Street-administered asset-backed commercial paper conduits, various types of interest-rate and foreign exchange derivative instruments, and various types of fixed-income investment securities. Pricing models are utilized to estimate fair value for certain financial assets and liabilities categorized in level 2.

Level 3 – Financial assets and liabilities with values based on prices or valuation techniques that require inputs that are both unobservable in the market and significant to the overall fair value measurement. These inputs reflect management’s judgment about the assumptions that a market participant would use in pricing the asset or liability, and are based on the best available information, some of which is internally developed. Examples of level 3 financial instruments include certain corporate debt, asset- and mortgage-backed securities and certain derivative instruments with little or no market activity and a resulting lack of price transparency.

When determining the fair value measurements for financial assets and liabilities carried at fair value on a recurring basis, we consider the principal or most advantageous market in which we would transact and consider assumptions that market participants would use when pricing the asset or liability. When possible, we look to active and observable markets to price identical assets or liabilities. When identical assets and liabilities are not traded in active markets, we look to market observable data for similar assets and liabilities. Nevertheless, certain assets and liabilities are not actively traded in observable markets, and we use alternative valuation techniques to derive fair value measurements.

Special Purpose Entities:

We are involved with various types of special purpose entities, or SPEs, in the normal course of our business.

We use trusts to structure and sell certificated interests in pools of tax-exempt investment-grade assets principally to our mutual fund customers. These trusts are recorded in our consolidated financial statements. We transfer assets to these trusts, which are legally isolated from us, from our investment securities portfolio at book value. The trusts finance the acquisition of these assets by selling certificated interests issued by the trusts to third-party investors. The investment securities of the trusts are carried in investment securities available for sale at fair value. The certificated interests are carried in other short-term borrowings at the amount owed to the third-party investors. The interest revenue and interest expense generated by the investments and certificated interests, respectively, are recorded in net interest revenue when earned or incurred.

We use conduits in connection with an asset-backed commercial paper program that provides short-term investments for our customers. The conduits, which are administered by us, are third-party owned and are structured as bankruptcy-remote limited liability companies. The conduits purchase financial assets with various asset classifications from a variety of independent third parties and fund those purchases by issuing commercial paper. We do not sell our own assets to these conduits, and we hold no direct or indirect ownership interest in them. These conduits meet the definition of a variable interest entity, or VIE, as defined by FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51. We have determined that we are not the primary beneficiary of the conduits, as defined by FIN 46(R), and do not record them in our consolidated financial statements.

The primary beneficiary is the party that has one or more variable interests that will absorb a majority of a VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. If we were to determine that we were the primary beneficiary of the conduits, we would consolidate them. We periodically re-assess our determination using a financial model, referred to as an expected loss model, to ensure that consolidation is not required pursuant to FIN 46(R).

We receive fees for providing administrative services to the conduits, as well as liquidity and direct credit support, all of which are based on market price and are recorded in processing fees and other revenue when earned.

We manage the collateral in certain third-party investment vehicles, referred to as CDOs, which structure and sell debt and equity securities to investors. These CDOs purchase a portfolio of diversified assets and fund these asset purchases through the issuance of several tranches of debt and equity, the repayment and return of which are linked to the performance of the assets in the CDO. Typically, our involvement is only as collateral manager. We may also invest in a small percentage of the debt issued by the CDO. These CDOs typically meet the definition of a VIE as defined by FIN 46(R). We have determined that we are not the primary beneficiary of these CDOs, and do not record them in our consolidated financial statements. We receive fees for asset management services provided to the CDOs, which are based on market price and are recorded in processing fees and other revenue when earned.

Derivative Financial Instruments:

A derivative financial instrument is a financial instrument or other contract which has one or more underlying and one or more notional amounts, either no initial net investment or a smaller initial net investment than would be expected for similar types of contracts, and which requires or permits net settlement. Derivatives that we enter into include forwards, futures, swaps, options and other instruments with similar characteristics.

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

Recent Accounting Developments:

In January 2009, the FASB issued a proposed Staff Position, FAS 107-b and APB 28-a, Interim Disclosures about Fair Value of Financial Instruments. This proposed FSP would amend SFAS No. 107, Disclosures About Fair Value of Financial Instruments, and Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require disclosures about fair value of financial instruments in all interim financial statements. The FSP’s disclosure requirements with respect to fair value of financial instruments would be effective as of March 31, 2009, and would not require comparative disclosures for earlier periods presented.

In December 2008, the FASB issued FASB Staff Position No. FAS 132(R)-1, Employer’s Disclosures about Postretirement Benefit Plan Assets. This FSP amends SFAS No. 132 (Revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, by requiring employer disclosures about the assets of a defined benefit pension or other post-retirement plan. The FSP’s disclosure requirements with respect to plan assets will be effective as of December 31, 2009.

In September 2008, the FASB issued, for comment, revisions to FASB Interpretation No. 46, as revised, Consolidation of Variable Interest Entities, referred to as FIN 46(R). The proposed revisions include the removal of the scope exception for qualified special purpose entities, or QSPEs; a revision of the current risks-and-rewards-based consolidation model to a qualitative model based on control; and a requirement that consolidation of VIEs be reevaluated on an ongoing basis. Although the proposed revisions have not yet been finalized, these changes may have a significant impact on our consolidated financial statements, as we may be required to consolidate VIEs that are not currently consolidated under FIN 46(R). The proposed revisions would be effective beginning January 1, 2010.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing basic earnings per share under the two-class method as described in

SFAS No. 128, Earnings per Share. Under the guidance in the FSP, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of basic earnings per share pursuant to the two-class method. The FSP is effective beginning January 1, 2009, and for interim periods within each year, and will require all prior period basic earnings per common share information presented to be adjusted retrospectively. Our adoption of the FSP’s provisions is not expected to materially affect our reported basic earnings per common share for any prior period.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP eliminates the requirement of SFAS No. 142, Goodwill and Other Intangible Assets, that an entity consider, when determining the useful life of an acquired intangible asset, whether the intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions associated with the intangible asset. Instead, the FSP replaces the above-described useful life assessment criteria with a requirement that an entity consider its own experience in renewing similar arrangements. If the entity has no relevant experience, it would consider market participant assumptions regarding renewal. The provisions of the FSP are effective beginning January 1, 2009. We are currently evaluating the potential impact of application of the FSP’s provisions on our consolidated financial condition and results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard requires specific disclosures with respect to the classification and amounts of derivative financial instruments in a company’s financial statements; the accounting treatment for derivative instruments and related hedged items; and the impact of derivative instruments and related hedged items on a company’s financial condition, financial performance and cash flows. The provisions of this new standard are effective beginning January 1, 2009. Because the new standard impacts our disclosure and not our accounting treatment for derivative instruments and related hedged items, our adoption of the standard for the first quarter of 2009 will not affect our consolidated financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as “noncontrolling interests” and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. The provisions of this standard are effective beginning January 1, 2009. We are currently evaluating the potential impact of adoption of this standard on our consolidated financial condition and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. SFAS No. 141(R) will significantly change the accounting for business combinations in a number of areas. Specifically, contingent consideration and acquired contingencies, if they can be reasonably estimated, must be recorded at fair value on the acquisition date, with subsequent changes in fair value generally recognized in current earnings. In addition, acquisition costs and most restructuring costs will be expensed as incurred. Finally, changes after the measurement period in deferred tax asset valuation allowances and income tax uncertainties recorded in connection with an acquisition will be recorded in income tax expense. The provisions of SFAS No. 141(R) are effective prospectively beginning January 1, 2009 for business combinations completed after that date, and our adoption of the standard is expected to have a significant impact on goodwill recorded in connection with future acquisitions and on our earnings subsequent to an acquisition.

Note 2.    Acquisitions and Divestitures

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

In July 2007, we completed our acquisition of Investors Financial Services Corp., a bank holding company based in Boston, Massachusetts with approximately $17 billion in total assets and approximately $1.9 trillion in assets under custody at that date. We exchanged approximately 60.8 million shares of our common stock, with an aggregate value of approximately $4.2 billion, for all of the outstanding common stock of Investors Financial. Financial results of the acquired business were included in our consolidated financial statements beginning on July 2, 2007.

The aggregate purchase price of $4.4 billion was allocated to the assets acquired and the liabilities assumed based on their fair values as of the acquisition date. Goodwill of approximately $2.71 billion was recorded in connection with the allocation, as were customer relationship, core deposit and other intangible assets of approximately $1.43 billion.

During 2008, in connection with the acquisition, we incurred and recorded merger and integration costs of approximately $115 million in our consolidated statement of income, compared to approximately $198 million during the second half of 2007. These costs consisted only of direct and incremental costs to integrate the acquired Investors Financial business into our operations, and did not include ongoing expenses of the combined organization.

In connection with the acquisition, we recorded liabilities for exit and termination costs related to the acquired Investors Financial business of approximately $67 million as additional goodwill. Payment of liabilities associated with contract terminations and severance was substantially completed by the end of 2008. The liability related to lease abandonments will be amortized over the terms of the related leases, which is approximately twelve years.

The following table presents the activity related to these liabilities for 2007 and 2008.

(In millions)	Contract terminations	Severance	Lease abandonments	Total
Balance on July 2, 2007	$10	$26	$31	$67
Payments	—	(6)	—	(6)

Balance at December 31, 2007	$10	$20	$31	$61

Payments	(10)	(6)	—	(16)
Other adjustments	—	(8)	4	(4)

Balance at December 31, 2008	—	$6	$35	$41

In March 2007, we completed our acquisition of Currenex, Inc., an independently owned electronic foreign exchange trading platform. We paid approximately $564 million, net of liabilities assumed, and recorded the following significant assets: goodwill—$437 million; customer relationship and other intangible assets—$174 million; and other tangible assets—$25 million. The customer relationship and other intangible assets are being amortized on a straight-line basis over periods ranging from eight to twelve years. Financial results of the acquired business were included in our consolidated financial statements beginning on March 2, 2007.

Note 3.    Investment Securities

	2008				2007
		Gross Unrealized				Gross Unrealized
(In millions)	Amortized Cost	Gains	Losses	Fair Value	Amortized Cost	Gains	Losses	Fair Value
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$11,577	$21	$19	$11,579	$8,163	$32	$14	$8,181
Mortgage-backed securities	10,775	129	106	10,798	14,631	54	100	14,585
Asset-backed securities	25,049	8	5,633	19,424	26,100	2	1,033	25,069
Collateralized mortgage obligations	1,837	7	403	1,441	12,018	41	167	11,892
State and political subdivisions	6,230	105	623	5,712	5,756	79	22	5,813
Other debt investments	4,816	51	144	4,723	4,041	27	27	4,041
Money-market mutual funds	344	—	—	344	243	—	—	243
Other equity securities	158	3	19	142	479	24	1	502

Total	$60,786	$324	$6,947	$54,163	$71,431	$259	$1,364	$70,326

Held to maturity purchased under AMLF:
Asset-backed commercial paper(1)	$6,087	$13	—	$6,100

Held to maturity:
U.S. Treasury and federal agencies:
Direct obligations	$501	$27		$528	$757	$9	$1	$765
Mortgage-backed securities	810	17		827	940	7	6	941
Asset-backed securities	3,986	38	$412	3,612
Collateralized mortgage obligations	9,979	29	1,159	8,849	2,190	5	24	2,171
State and political subdivisions	382	4	—	386	180	2	—	182
Other investments	109	—	—	109	166	—	—	166

Total	$15,767	$115	$1,571	$14,311	$4,233	$23	$31	$4,225

(1)	See note 8 for a description of the accounting for asset-backed commercial paper purchased under the Asset-Backed Commercial Paper Money Market Mutual Fund Liquidity Facility, or AMLF.

During the fourth quarter of 2008, management reassessed its classification of certain asset- and mortgage-backed securities carried in the available-for-sale portfolio, and reclassified securities available for sale with an amortized cost of $14.6 billion and a fair value of $12.3 billion to securities held to maturity. No gain or loss was recognized at the time of reclassification. The related pre-tax unrealized loss of $2.27 billion, or $1.39 billion after-tax, recorded in other comprehensive income, or OCI, remained in OCI and is being amortized as an adjustment of the yield of the reclassified securities over their remaining terms. The securities were reclassified at their then fair value of $12.3 billion, and this fair value was established as the adjusted amortized cost of the reclassified securities. The resulting discount is being accreted as an adjustment of the yield of the reclassified securities over their remaining terms. As a result, the reclassification will have no ultimate impact on our consolidated results of operations. Management considers the held-to-maturity classification to be appropriate because it has the ability and the intent to hold these securities to their maturity. Information with respect to the after-tax unrealized loss related to the reclassified securities recorded in OCI is provided in note 13.

Aggregate investment securities carried at $42.74 billion and $39.84 billion at December 31, 2008 and 2007, respectively, were designated as pledged for public and trust deposits, short-term borrowings and for other purposes as provided by law.

Gross unrealized losses on investment securities on a pre-tax basis consisted of the following as of December 31, 2008:

	Less than 12 continuous months		12 continuous months or longer		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and federal agencies:
Direct obligations	$753	$8	$456	$11	$1,209	$19
Mortgage-backed securities	1,395	30	1,479	76	2,874	106
Asset-backed securities	7,003	908	15,135	5,137	22,138	6,045
Collateralized mortgage obligations	4,648	878	3,622	684	8,270	1,562
State and political subdivisions	2,010	515	317	108	2,327	623
Other debt investments	1,516	80	262	64	1,778	144
Other equity securities	132	17	11	2	143	19

Total	$17,457	$2,436	$21,282	$6,082	$38,739	$8,518

We recorded other-than-temporary impairment of $122 million for 2008, compared to $34 million for 2007, which resulted from our impairment analysis process. As described in note 1, management regularly reviews the fair values of investment securities to determine if other-than-temporary impairment has occurred. This review encompasses all investment securities and includes such quantitative factors as current and expected future interest rates and the length of time that a security’s cost basis has exceeded its fair value, and includes all investment securities for which we have issuer-specific concerns regardless of quantitative factors.

After a full review of all investment securities, taking into consideration current economic conditions, adverse situations that might affect our ability to fully collect interest and principal, the timing of future payments, the credit quality and performance of the underlying collateral of asset-backed securities, and other relevant factors, and excluding the securities for which other-than-temporary impairment was recorded during 2008, management considers the aggregate decline in fair value of the remaining securities and the resulting gross unrealized losses of $8.52 billion related to 3,106 securities at December 31, 2008 to be temporary and not the result of any material changes in the credit characteristics of the securities. Management continues to believe that it is probable that we will collect all principal and interest according to underlying contractual terms, and has the ability and the intent to hold the securities until recovery in market value.

Gains and losses related to investment securities were as follows for the years indicated:

(In millions)	2008	2007	2006
Gross gains from sales of available-for-sale securities	$100	$24	$33
Gross losses from sales of available-for-sale securities	(32)	(17)	(18)
Other-than-temporary impairment write-downs	(122)	(34)	—

Net gains (losses)	$(54)	$(27)	$15

Contractual maturities of debt investment securities were as follows as of December 31, 2008:

(In millions)	Under 1 Year	1 to 5 Years	6 to 10 Years	Over 10 Years
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$10,615	$88	$212	$664
Mortgage-backed securities	129	2,755	2,314	5,600
Asset-backed securities	545	9,449	5,153	4,277
Collateralized mortgage obligations	1	577	94	769
State and political subdivisions	289	2,322	1,624	1,477
Other investments	2,171	1,814	646	92

Total	$13,750	$17,005	$10,043	$12,879

Held to maturity purchased under AMLF:
Asset-backed commercial paper	$6,087	—	—	—

Held to maturity:
U.S. Treasury and federal agencies:
Direct obligations		$501
Mortgage-backed securities		—	$32	$778
Asset-backed securities	$269	3,061	5	651
Collateralized mortgage obligations	403	4,208	1,861	3,507
State and political subdivisions	100	264	15	3
Other investments	105	4	—	—

Total	$877	$8,038	$1,913	$4,939

The maturities of asset-backed securities, mortgage-backed securities and collateralized mortgage obligations are based upon expected principal payments.

Note 4.    Loans and Lease Financing

(In millions)	2008	2007
Commercial and financial:
U.S.	$6,397	$9,402
Non-U.S.	890	4,420
Lease financing:
U.S.	407	396
Non-U.S.	1,437	1,584

Total loans	9,131	15,802
Less allowance for loan losses	(18)	(18)

Net loans	$9,113	$15,784

U.S. commercial and financial loans at December 31, 2008 included approximately $800 million of commercial real estate loans purchased from certain customers pursuant to indemnified repurchase agreements with an affiliate of Lehman Brothers. The loans, which are primarily collateralized by direct and indirect interests in commercial real estate, were recorded at their then current fair value, based on management’s expectation with respect to collection of principal and interest using appropriate market discount rates as of the date of acquisition. No additional valuation adjustments or provisions for loss were recorded since the initial acquisition of these loans. An aggregate of approximately $219 million of these loans were past-due and still accruing interest as of December 31, 2008.

Aggregate securities settlement advances and overdrafts included in commercial and financial loans in the table above were $4.64 billion and $11.65 billion at December 31, 2008 and 2007, respectively. There were no changes in the allowance for loan losses for any of the years ended December 31, 2008, 2007 or 2006.

The components of the net investment in leveraged leases were as follows as of December 31:

(In millions)	2008	2007
Net rental income receivable	$2,929	$3,264
Estimated residual values	156	222
Unearned income	(1,241)	(1,506)

Investment in leveraged leases	1,844	1,980
Less related deferred income taxes	(535)	(1,177)

Net investment in leveraged leases	$1,309	$803

Note 5.    Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill were as follows for the years ended December 31:

(In millions)	Investment Servicing	Investment Management	Total
Balance at December 31, 2006	$1,376	$8	$1,384
Acquisition of Currenex	437	—	437
Acquisition of Investors Financial	2,710	—	2,710
Other acquisitions	26	—	26
Foreign currency translation adjustments	10	—	10

Balance at December 31, 2007	$4,559	$8	$4,567

Acquisitions	59	—	59
Adjustments of goodwill previously recorded	(28)	—	(28)
Foreign currency translation and other adjustments, net	(69)	(2)	(71)

Balance at December 31, 2008	$4,521	$6	$4,527

The 2008 adjustments of goodwill previously recorded resulted primarily from changes in purchase accounting associated with the acquisitions of Investors Financial and Currenex.

The gross carrying amount and accumulated amortization of other intangible assets were as follows as of December 31:

	2008			2007
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$1,573	$(277)	$1,296	$1,695	$(253)	$1,442
Core deposits	500	(34)	466	500	(11)	489
Other	170	(81)	89	75	(16)	59

Total	$2,243	$(392)	$1,851	$2,270	$(280)	$1,990

Amortization expense related to other intangible assets was $144 million, $92 million and $43 million for the years ended December 31, 2008, 2007 and 2006, respectively. Expected amortization expense for other intangible assets held at December 31, 2008 is $136 million for 2009, $132 million for 2010, $130 million for 2011, $129 million for 2012 and $127 million for 2013.

Note 6.    Other Assets

Other assets consisted of the following as of December 31:

(In millions)	2008	2007
Unrealized gains on derivative financial instruments	$11,943	$4,513
Collateral deposits	2,709	25
Equity investments in joint ventures and other unconsolidated entities	412	398
Other	1,946	2,143

Total	$17,010	$7,079

Note 7.    Deposits

At December 31, 2008 and 2007, we had $6.91 billion and $20.90 billion, respectively, of time deposits outstanding. Non-U.S. time deposits were $4.80 billion and $3.71 billion at December 31, 2008 and 2007, respectively. Substantially all U.S. and non-U.S. time deposits were in amounts of $100,000 or more. The scheduled maturities of time deposits were as follows at December 31, 2008:

(In millions)
2009	$6,898
2010	7
2011	—
2012	3
2013	—
After 2013	—

Total	$6,908

At December 31, 2008, the scheduled maturities of U.S. time deposits were as follows:

(In millions)
3 months or less	$1,425
4 months to a year	682
Over one year	3

Total	$2,110

Note 8.    Short-Term Borrowings

Our short-term borrowings include securities sold under repurchase agreements, federal funds purchased and other short-term borrowings, including non-recourse borrowings associated with the AMLF, discussed further in this note, borrowings associated with our tax-exempt investment program, more fully discussed in note 12, commercial paper issued by us, and borrowings under the Federal Reserve’s term auction facility. Collectively, these short-term borrowings had weighted-average interest rates of 2.21% and 4.36% for the years ended December 31, 2008 and 2007, respectively.

The following table presents the amounts outstanding and weighted-average interest rates of the primary components of short-term borrowings as of and for the years ended December 31:

	Federal Funds Purchased			Securities Sold Under Repurchase Agreements
(Dollars in millions)	2008	2007	2006	2008	2007	2006
Balance at December 31	$1,082	$425	$2,147	$11,154	$14,646	$19,147
Maximum outstanding at any month end	4,853	5,007	8,040	17,274	20,108	23,024
Average outstanding during the year	1,026	1,667	2,777	14,261	16,132	20,883
Weighted average interest rate at end of year	.01%	3.06%	5.18%	.01%	3.40%	4.43%
Weighted average interest rate during the year	1.77	5.15	5.04	1.24	4.35	4.38

	Tax-Exempt Investment Program			Commercial Paper
(Dollars in millions)	2008	2007	2006	2008	2007	2006
Balance at December 31	$2,858	$3,082	$1,786	$2,588	$2,355	$998
Maximum outstanding at any month end	3,068	3,129	1,786	2,588	2,355	1,366
Average outstanding during the year	2,946	2,556	636	1,784	1,478	1,211
Weighted average interest rate at end of year	2.80%	3.62%	4.01%	.82%	4.23%	5.24%
Weighted average interest rate during the year	3.73	3.46	3.38	2.78	5.12	5.00

Securities sold under repurchase agreements included the following at December 31, 2008:

(In millions)
Collateralized with securities purchased under resale agreements	$65
Collateralized with investment securities	11,089

Total	$11,154

The obligations to repurchase securities sold are recorded as a liability in our consolidated statement of condition. U.S. government securities with a fair value of $11.38 billion underlying the repurchase agreements remained in investment securities. Information about these U.S. government securities and the related repurchase agreements, including accrued interest, as of December 31, 2008, is presented in the following table. The table excludes repurchase agreements collateralized with securities purchased under resale agreements.

	U.S. Government Securities Sold		Repurchase Agreements
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Rate
Overnight maturity	$11,243	$11,376	$11,089.01%

We have entered into an agreement with a clearing organization that enables us to net all securities purchased under resale agreements and sold under repurchase agreements with counterparties that are also members of this organization. As a result of netting, the average balances of securities purchased under resale agreements and securities sold under repurchase agreements were each reduced by $17.52 billion for 2008 and $13.38 billion for 2007.

In September 2008, the Federal Reserve Bank of Boston instituted the Asset-Backed Commercial Paper Money Market Mutual Fund Liquidity Facility, or AMLF. The AMLF is designed to assist in restoring liquidity to the asset-backed commercial paper markets and assist registered money market mutual funds in maintaining adequate liquidity to meet investor redemption demand. The facility is authorized by federal regulations which permit the Federal Reserve, in unusual circumstances, to authorize Reserve Banks to extend credit to certain parties that are unable to obtain adequate credit accommodations.

The AMLF, which was originally intended to expire on January 30, 2009, but was extended by the Federal Reserve to April 30, 2009, allows a depository institution or bank holding company to borrow funds on a non-recourse basis from the Federal Reserve Bank’s discount window in order to fund purchases of qualifying asset-backed commercial paper from an eligible money market mutual fund or other eligible entity under certain conditions. Borrowings under the facility are extended on a non-recourse basis at fixed interest rates equal to the primary credit rate in effect at the Federal Reserve Bank of Boston at the time of the borrowing. The terms and conditions of the AMLF stipulate that the term of the borrowing must equal the maturity of the eligible asset-backed commercial paper collateralizing the borrowing.

We participated in the AMLF during the third and fourth quarters of 2008 to provide liquidity to certain eligible unaffiliated money market mutual funds. As of December 31, 2008, we carried asset-backed commercial paper of $6.09 billion purchased under this facility in our consolidated statement of condition, and had corresponding outstanding borrowings under the AMLF totaling $6.04 billion. For the period from commencement of our participation in the AMLF through December 31, 2008, the average asset-backed commercial paper purchased and corresponding outstanding borrowings were approximately $33.31 billion and $33.23 billion, respectively. The commercial paper is purchased at the fund’s cost, and an adjustment to the commercial paper purchased for the difference between its purchase price and its fair value at the time of purchase is recorded in our consolidated statement of income, with an offsetting adjustment to the corresponding borrowing. As a result, there is no net impact on our results of operations. Thereafter, the purchase discount or premium is accreted or amortized into results of operations over the term of the commercial paper as a yield adjustment to the carrying value of the asset. The commercial paper is reported separately in our consolidated statement of condition in investment securities held to maturity. The corresponding short-term borrowings are also reported separately.

As described above, the borrowings are extended on a non-recourse basis. As such, there is no credit or market risk exposure to us on the assets, and as a result the terms of the AMLF permit exclusion of the assets from regulatory leverage and risk-based capital calculations. The interest rate on the borrowings is set by the Federal Reserve Bank, and we earn net interest revenue by earning a spread on the difference between the yield we earn on the assets and the rate we pay on the borrowings. For 2008, we earned net interest revenue associated with this facility of approximately $68 million.

Separately, we currently maintain a commercial paper program under which we can issue up to $3 billion with original maturities of up to 270 days from the date of issue. At December 31, 2008 and 2007, $2.59 billion and $2.36 billion, respectively, of commercial paper were outstanding. In addition, State Street Bank currently has Board authority to issue bank notes up to an aggregate of $5 billion, including up to $2.48 billion of senior notes under the FDIC’s Temporary Liquidity Guarantee Program, instituted by the FDIC in October 2008 for qualified senior debt issued through June 30, 2009, and up to $1 billion of subordinated bank notes (see note 10). At December 31, 2008 and 2007, no notes payable were outstanding, and at December 31, 2008, all $5 billion was available for issuance.

State Street Bank currently maintains a line of credit of CAD $800 million, or approximately $657 million, to support its Canadian securities processing operations. The line of credit has no stated termination date and is cancelable by either party with prior notice. At December 31, 2008, no balance was due on this line of credit.

Note 9.    Restructuring Charges

In December 2008, we implemented a plan to reduce our expenses from operations and support our long-term growth. In connection with this plan, we recorded aggregate restructuring charges of $306 million in our consolidated statement of income. The primary component of the plan was an involuntary reduction of approximately 7% of our global workforce, which reduction we expect to be substantially completed by the end of the first quarter of 2009. Other components of the plan included costs related to lease and software license terminations, restructuring of agreements with technology providers and other costs.

Of the aggregate restructuring charges of $306 million, $243 million related to severance, a portion of which will be paid in a lump sum or over a defined period, and a portion of which will provide related benefits and outplacement services for approximately 2,100 employees identified for involuntary termination in connection with the plan; $49 million related to future lease obligations and write-offs of capitalized assets, including $23 million for impairment of other intangible assets; $10 million of costs associated with information technology and $4 million of other restructuring costs. The severance component included $47 million related to accelerated vesting of equity-based compensation. In December 2008, approximately 620 employees were involuntarily terminated and left State Street.

The following table presents the activity in the related balance sheet reserve for 2008.

(In millions)	Severance	Lease and Asset Write-Offs	Information Technology	Other	Total
Initial accrual	$250	$42	$10	$4	$306
Payments and adjustments	(20)	(25)	(10)	(1)	(56)

Balance at December 31, 2008	$230	$17	—	$3	$250

Note 10.    Long-Term Debt

(Dollars in millions)	2008	2007
Statutory business trusts:
8.25% fixed-to-floating-rate subordinated notes due to State Street Capital Trust III in 2042	$500
Floating-rate subordinated notes due to State Street Capital Trust IV in 2067	800	$800
Floating-rate subordinated notes due to State Street Capital Trust I in 2028(2)	155	155
9.77% subordinated notes due to Investors Capital Trust I in 2027	—	25
Parent company and non-banking subsidiary issuances:
Long-term capital leases	746	486
5.375% notes due 2017	450	450
7.65% subordinated notes due 2010(1)	313	304
Floating-rate notes due 2012	250	250
7.35% notes due 2026	150	150
9.50% mortgage note due 2009	1	3
State Street Bank issuances:
5.25% subordinated notes due 2018(1)	455	413
5.30% subordinated notes due 2016	399	400
Floating-rate subordinated notes due 2015(2)	200	200

Total long-term debt	$4,419	$3,636

(1)	We have entered into various interest-rate swap contracts to modify our interest expense on certain subordinated notes from a fixed rate to a floating rate. These swaps are recorded as fair value hedges, and at December 31, 2008 and 2007, we recorded an increase of $70 million and $19 million, respectively, in the carrying value of long-term debt.

(2)	We have entered into interest-rate swap contracts, which are recorded as cash flow hedges, to modify our floating-rate interest expense on the subordinated notes due 2028 and 2015 to a fixed rate.

See note 17 for additional information about derivatives.

We maintain an effective universal shelf registration that allows for the offering and sale of debt securities, capital securities, common stock, depositary shares and preferred stock, and warrants to purchase such securities, including any shares into which the preferred stock and depositary shares may be convertible, or any combination thereof.

Statutory Business Trusts:

As of December 31, 2008, we had three statutory business trusts, State Street Capital Trusts I, III and IV, which as of December 31, 2008, collectively had issued $1.45 billion of trust preferred capital securities.

Proceeds received by each of the trusts from their capitalization and from their capital securities issuances are invested in junior subordinated debentures issued by the parent company. The junior subordinated debentures are the sole assets of the trusts. Each of the trusts is wholly-owned by us; however, we do not record the trusts in our consolidated financial statements under existing accounting standards.

Payments made by the trusts on the capital securities are dependent on our payments made to the trusts on the junior subordinated debentures. Our fulfillment of these commitments has the effect of providing a full, irrevocable and unconditional guarantee of the trusts’ obligations under the capital securities. While the capital securities issued by the trusts are not recorded in our consolidated statement of condition, the junior subordinated debentures qualify for inclusion in tier 1 regulatory capital under federal regulatory capital guidelines. Information about restrictions on our ability to obtain funds from our subsidiary banks is provided in note 16.

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

In January 2008, State Street Capital Trust III, a Delaware statutory trust wholly owned by the parent company, issued $500 million in aggregate liquidation amount of 8.250% fixed-to-floating rate normal automatic preferred enhanced capital securities, referred to as normal APEX, and used the proceeds to purchase a like amount of remarketable 6.001% junior subordinated debentures due 2042 from the parent company. In addition, the trust entered into stock purchase contracts with the parent company under which the trust agrees to purchase, and the parent company agrees to sell, on the stock purchase date, a like amount in aggregate liquidation amount of the parent company’s non-cumulative perpetual preferred stock, series A, $100,000 liquidation preference per share. State Street will make contract payments to the trust at an annual rate of 2.249% of the stated amount of $100,000 per stock purchase contract. The normal APEX are beneficial interests in the trust. The trust will pass through, as distributions on or the redemption price of normal APEX, amounts that it receives on its assets that are the corresponding assets for the normal APEX. The corresponding assets for each normal APEX, $1,000 liquidation amount, initially are $1,000 principal amount of the 6.001% junior subordinated debentures and a 1/100th, or a $1,000, interest in a stock purchase contract for the purchase and sale of one share of the Series A preferred stock for $100,000. The stock purchase date is expected to be March 15, 2011, but it may occur on an earlier date or as late as March 15, 2012. From and after the stock purchase date, the corresponding asset for each normal APEX will be a 1/100th, or a $1,000, interest in one share of the Series A preferred stock. In accordance with existing accounting standards, we did not record the trust in our consolidated financial statements. The junior subordinated debentures qualify for inclusion in tier 1 regulatory capital.

Parent Company and Non-Banking Subsidiary Issuances:

At December 31, 2008 and 2007, $470 million and $486 million, respectively, were included in long-term debt related to the capital leases for One Lincoln Street and the One Lincoln Street parking garage. In addition, at December 31, 2008, long-term debt included $263 million related to an office facility in the U.K. See note 20 for additional information. The 7.65% subordinated notes due 2010 qualify as tier 2 regulatory capital under federal regulatory capital guidelines. The 7.35% notes are unsecured. The 9.50% mortgage note, which is fully collateralized by property, will be entirely paid off in 2009.

State Street Bank Issuances:

State Street Bank currently has Board authority to issue up to an aggregate of $1 billion of subordinated fixed-rate, floating-rate or zero-coupon bank notes with a maturity of five to fifteen years. With respect to the 5.25% subordinated bank notes due 2018, State Street Bank is required to make semi-annual interest payments on the outstanding principal balance of the notes on April 15 and October 15 of each year, and the notes qualify for inclusion in tier 2 regulatory capital.

With respect to the 5.30% subordinated notes due 2016 and the floating-rate subordinated notes due 2015, State Street Bank is required to make semi-annual interest payments on the outstanding principal balance of the 5.30% notes on January 15 and July 15 of each year, and quarterly interest payments on the outstanding principal balance of the floating-rate notes on March 8, June 8, September 8 and December 8 of each year. The notes qualify for inclusion in tier 2 regulatory capital.

Note 11.    Commitments and Contingencies

Credit-Related Commitments and Contingencies:

Credit-related financial instruments, which are off-balance sheet, include indemnified securities financing, unfunded commitments to extend credit or purchase assets and standby letters of credit. The total potential loss on indemnified securities financing, unfunded commitments and standby letters of credit is equal to the total contractual amount, which does not consider the value of any collateral.

The following table summarizes the total contractual amount of credit-related, off-balance sheet financial instruments at December 31. Amounts reported do not reflect participations to independent third parties.

(In millions)	2008	2007
Indemnified securities financing	$324,590	$558,368
Liquidity asset purchase agreements	28,800	35,339
Unfunded commitments to extend credit	20,981	17,533
Standby letters of credit	6,061	4,711

Approximately 81% of the unfunded commitments to extend credit expire within one year from the date of issue. Since many of the commitments are expected to expire or renew without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Securities Finance:

On behalf of our customers, we lend their securities to creditworthy brokers and other institutions. We generally indemnify our customers for the fair market value of those securities against a failure of the borrower to return such securities. Collateral funds received in connection with our securities finance services are held by us as agent and are not recorded in our consolidated statement of condition. We require the borrowers to provide collateral in an amount equal to or in excess of 100% of the fair market value of the securities borrowed. The borrowed securities are revalued daily to determine if additional collateral is necessary. In this regard, we held, as agent, cash and U.S. government securities with an aggregate fair value of $333.07 billion and $572.93 billion as collateral for indemnified securities on loan at December 31, 2008 and 2007, respectively, presented in the table above.

The collateral held by us is invested on behalf of our customers. In certain cases, the collateral is invested in third-party repurchase agreements, for which we indemnify the customer against loss of the principal invested. We require the repurchase agreement counterparty to provide collateral in an amount equal to or in excess of 100% of the amount of the repurchase agreement. The indemnified repurchase agreements and the related collateral are not recorded in our consolidated statement of condition. Of the collateral of $333.07 billion at December 31, 2008 and $572.93 billion at December 31, 2007 referenced above, $68.37 billion at December 31, 2008 and $106.13 billion at December 31, 2007 was invested in indemnified repurchase agreements. We held, as agent, cash and securities with an aggregate fair value of $71.87 billion and $111.02 billion as collateral for indemnified investments in repurchase agreements at December 31, 2008 and December 31, 2007, respectively.

Asset-Backed Commercial Paper Program:

In the normal course of our business, we provide liquidity and credit enhancement to an asset-backed commercial paper program sponsored and administered by us, described in note 12. The commercial paper issuances and commitments of the commercial paper conduits to provide funding are supported by liquidity asset purchase agreements and back-up liquidity lines of credit, the majority of which are provided by us. In addition, we provide direct credit support to the conduits in the form of standby letters of credit. Our commitments under liquidity asset purchase agreements and back-up lines of credit totaled $23.59 billion at December 31, 2008, and are included in the preceding table. Our commitments under standby letters of credit totaled $1.00 billion at December 31, 2008, and are also included in the preceding table.

Legal Proceedings:

Several customers have filed litigation claims against us, some of which are putative class actions purportedly on behalf of customers invested in certain of State Street Global Advisors’, or SSgA’s, active fixed-income strategies. These claims related to investment losses in one or more of SSgA’s strategies that included sub-prime investments. In 2007, we established a reserve of approximately $625 million to address legal exposure associated with the under-performance of certain active fixed-income strategies managed by SSgA and customer concerns as to whether the execution of these strategies was consistent with the customers’ investment intent. These strategies were adversely impacted by exposure to, and the lack of liquidity in, sub-prime mortgage markets that resulted from the disruption in the global securities markets during the second half of 2007. After aggregate payments of $417 million for settlement agreements, the reserve totaled approximately $208 million at December 31, 2008.

We are involved in various regulatory, governmental and law enforcement inquiries and subpoenas, as well as legal proceedings, that arise in the normal course of business. In the opinion of management, after discussion with counsel and based on the information currently available, these regulatory, governmental and law enforcement inquiries and subpoenas and legal proceedings can be defended or resolved without a material adverse effect on our consolidated financial condition or results of operations in future periods.

Tax Contingencies:

In the normal course of our business, we are subject to challenges from U.S. and non-U.S. income tax authorities regarding the amount of taxes due. These challenges may result in adjustments to the timing or amount of taxable income or deductions or the allocation of taxable income among tax jurisdictions.

The IRS has completed its review of our 2000 — 2003 income tax returns. During those years, we entered into leveraged leases known as sale-in, lease-out, or SILO, transactions, which the IRS has since classified as tax shelters. The IRS has disallowed tax losses resulting from these leases. During the second quarter of 2008, while we were engaged in settlement discussions with them, the IRS won a court victory in a SILO case involving other taxpayers. Shortly after that decision, the IRS suspended all SILO settlement discussions and, during the third quarter of 2008, issued a standard SILO settlement offer to most taxpayers that had entered into such transactions. After reviewing the settlement offer, we decided not to accept it but to continue to pursue our appeal rights within the IRS. We believe that we reported the tax effects of all SILO lease transactions properly based upon applicable statutes, regulations and case law in effect at the time we entered into them.

In accordance with SFAS No. 13, Accounting for Leases, we originally recorded revenue and deferred tax liabilities with respect to our SILO transactions based on projected pre-tax and tax cash flows. In consideration of the terms of the settlement offer and the context in which it was issued, during the third quarter of 2008, we revised our projections of the timing and amount of tax cash flows and reflected those revisions in our leveraged lease accounting under FSP FAS No. 13-2, A Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction. We also substantially reserved for tax-related interest expense that may be incurred upon resolution of this matter.

While it is unclear whether we will be able to reach an acceptable resolution with the IRS, management believes we are sufficiently accrued as of December 31, 2008 for tax exposures, including exposures related to SILO transactions, and related interest expense. If management revises its evaluation of this tax position in a future period, the effect of the revision will be recorded in income tax expense in that period.

Other Contingencies:

In the normal course of our business, we offer products that provide book value protection primarily to plan participants in stable value funds of postretirement defined contribution benefit plans, particularly 401(k) plans. The book value protection is provided on portfolios of intermediate, investment grade fixed-income securities, and is intended to provide safety and stable growth of principal invested. The protection is intended to cover any shortfall in the event that a significant number of plan participants withdraw funds when book value exceeds market value and the liquidation of the assets is not sufficient to redeem the participants. To manage our exposure, we impose significant restrictions and constraints on the timing and cause of the withdrawals, the manner in which the portfolio is liquidated and the funds are accessed, and the investment parameters of the underlying portfolio. These constraints, combined with structural protections, are designed to provide adequate cushion and guard against payments even under extreme stress scenarios. As of December 31, 2008 and 2007, the notional amount of these guarantees totaled $51.00 billion and $44.99 billion, respectively. As of December 31, 2008, we have not made a payment under these products, and management believes that the probability of payment under these guarantees is remote.

In the normal course of our business, we hold assets under custody and management in a custodial or fiduciary capacity. Management conducts regular reviews of its responsibilities in this regard and considers the results in preparing the consolidated financial statements. In this regard, in the opinion of management, no contingent liabilities existed at December 31, 2008, that would have had a material adverse effect on State Street’s consolidated financial condition or results of operations.

Note 12.    Securitizations and Variable Interest Entities

Tax-Exempt Investment Program:

In the normal course of our business, we structure and sell certificated interests in pools of tax-exempt investment-grade assets, principally to our mutual fund customers. We structure these pools as partnership trusts, and the trusts are recorded in our consolidated statement of condition as investment securities available for sale and other short-term borrowings. We may also provide liquidity and re-marketing services to the trusts. As of December 31, 2008 and 2007, we carried investment securities available for sale, composed of securities related to state and political subdivisions, with a fair value of $3.05 billion and $3.52 billion, respectively, and other short-term borrowings of $2.86 billion and $3.08 billion, respectively, in our consolidated statement of condition in connection with these trusts.

We transfer assets to the trusts from our investment securities portfolio at adjusted book value, and the trusts finance the acquisition of these assets by selling certificated interests issued by the trusts to third-party investors and to State Street as residual holder. These transfers do not meet the de-recognition criteria of SFAS No. 140, Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and therefore are recorded in our consolidated financial statements. The trusts had a weighted-average life of approximately 8.3 years at December 31, 2008, compared to approximately 8.6 years at December 31, 2007. Under separate agreements, we provide standby bond purchase agreements to these trusts, which obligate State Street to acquire the certificated interests at par value in the event that the re-marketing agent is unable to place the certificated interests with investors. Our obligations as standby bond purchase agreement provider terminate in the event of the following credit events: payment default, bankruptcy of the issuer or credit enhancement provider, the imposition of taxability, or the downgrade of an asset held by the trust below investment grade. Our commitments to the trusts under these standby bond purchase agreements totaled $2.98 billion at December 31, 2008, none of which were utilized at period-end. In the event that our obligations under these agreements are triggered, no material impact to our consolidated financial condition or results of operations is expected to occur, because the securities are already recorded at fair value in our consolidated statement of condition.

Asset-Backed Commercial Paper Program:

In the normal course of our business, we sponsor and administer four multi-seller asset-backed commercial paper programs, or conduits, which had aggregate total assets of approximately $23.89 billion at December 31, 2008, and $28.76 billion at December 31, 2007. The conduits obtain funding through the issuance of commercial paper principally to independent third parties, including the Federal Reserve’s Commercial Paper Funding Facility, or CPFF, and hold diversified investments, which are primarily securities purchased from independent third parties. The investments are collateralized by mortgages, student loans, automobile and equipment loans and credit card receivables, among others.

We provide administrative services to each of the conduits, for which we earn fees that generally represent the residual earnings of the conduits after the payment of interest on outstanding commercial paper and other fees to independent third parties. We earned fee revenue of approximately $59 million for 2008, $63 million for 2007 and $62 million for 2006, which we recorded in processing fees and other revenue in our consolidated statement of income.

The following tables present additional information with respect to the composition of the conduits’ asset portfolios, in the aggregate, as of December 31, 2008 and 2007. The weighted-average maturity of the conduits’ assets in the aggregate was approximately four years.

CONDUIT ASSETS BY COLLATERAL TYPE

	2008		2007
(Dollars in billions)	Amount	Percent of Total Conduit Assets	Amount	Percent of Total Conduit Assets
Australian residential mortgage-backed securities	$3.03	13%	$4.71	16%
European residential mortgage-backed securities	3.88	16	4.70	16
U.S. residential mortgage-backed securities	3.49	15	4.17	15
United Kingdom residential mortgage-backed securities	1.57	7	2.26	8
Student loans	2.94	12	3.30	11
Automobile and equipment loans	2.72	11	2.80	10
Credit cards	1.96	8	2.02	7
Other(1)	4.30	18	4.80	17

Total conduit assets	$23.89	100%	$28.76	100%

(1)	“Other” included trade receivables, collateralized debt obligations, business/commercial loans and other financial instruments. No individual asset class represented more than 2% of total conduit assets, except trade receivables, which were 3% of total conduit assets.

CONDUIT ASSETS BY CREDIT RATING

	2008		2007
(Dollars in billions)	Amount	Percent of Total Conduit Assets	Amount	Percent of Total Conduit Assets
AAA/Aaa	$12.16	51%	$17.65	61%
AA/Aa	4.36	18	4.51	16
A/A	2.10	9	2.26	8
BBB/Baa	2.05	9	1.51	5
BB/Ba	0.11	0	0.03	0
B/B	0.23	1	—	0
CCC/Caa	0.41	2	—	0
Not rated(2)	2.47	10	2.80	10

Total conduit assets	$23.89	100%	$28.76	100%

(2)	These assets reflect structured transactions. The transactions have been reviewed by rating agencies and have been structured to maintain the conduits’ P-1 or similar rating.

CONDUIT ASSETS BY ASSET ORIGIN

	2008		2007
(Dollars in billions)	Amount	Percent of Total Conduit Assets	Amount	Percent of Total Conduit Assets
United States	$11.09	46%	$12.14	42%
Australia	4.30	17	6.10	21
Great Britain	1.97	8	2.93	10
Spain	1.71	7	1.90	7
Italy	1.66	7	1.86	7
Portugal	0.62	3	0.70	2
Germany	0.57	3	0.70	2
Netherlands	0.40	2	0.55	2
Belgium	0.29	1	0.31	1
Greece	0.27	1	0.31	1
Other	1.01	5	1.26	5

Total conduit assets	$23.89	100%	$28.76	100%

The conduits meet the definition of a VIE, as defined by FIN 46(R). We have determined that we are not the primary beneficiary of the conduits, as defined by FIN 46(R), and do not record them in our consolidated financial statements. We hold no direct or indirect ownership interest in the conduits, but we provide subordinated financial support to them through contractual arrangements. Standby letters of credit absorb certain actual credit losses from the conduit assets; our commitment under these letters of credit totaled $1.00 billion and $1.04 billion at December 31, 2008 and 2007, respectively. Liquidity asset purchase agreements provide liquidity to the conduits in the event they cannot place commercial paper in the ordinary course of their business; these facilities, which require us to purchase assets from the conduits at par, would provide the needed liquidity to repay maturing commercial paper if there was a disruption in the asset-backed commercial paper market. The aggregate commitment under the liquidity asset purchase agreements was approximately $23.59 billion and $28.37 billion at December 31, 2008 and 2007, respectively. We did not accrue for any losses associated with either our commitment under the standby letters of credit or the liquidity asset purchase agreements in our consolidated statement of condition at December 31, 2008 or 2007.

During the first quarter of 2008, pursuant to the contractual terms of our liquidity asset purchase agreements with the conduits, we were required to purchase $850 million of conduit assets. The purchase was the result of various factors, including the continued illiquidity in the commercial paper markets. The securities were purchased at prices determined in accordance with existing contractual terms in the liquidity asset purchase agreements, and which exceeded their fair value. Accordingly, during the first quarter of 2008, the securities were written down to their fair value through a $12 million reduction of processing fees and other revenue in our consolidated statement of income, and are carried at fair value in securities available for sale in our consolidated statement of condition. None of our liquidity asset purchase agreements with the conduits were drawn upon during the remainder of 2008, and no draw-downs on the standby letters of credit occurred during 2008.

The conduits generally sell commercial paper to independent third-party investors. However, we sometimes purchase commercial paper from the conduits. As of December 31, 2008, we held an aggregate of approximately $230 million of commercial paper issued by the conduits, and $2 million at December 31, 2007. In addition, approximately $5.70 billion of U.S. conduit-issued commercial paper had been sold to the CPFF. The CPFF is scheduled to expire on October 31, 2009. The weighted-average maturity of the conduits’ commercial paper in the aggregate was approximately 25 days as of December 31, 2008, compared to approximately 20 days as of December 31, 2007.

Each of the conduits has issued first-loss notes to independent third parties, which third parties absorb first-dollar losses related to credit risk. Aggregate first-loss notes outstanding at December 31, 2008 for the four conduits totaled $67 million, compared to $32 million at December 31, 2007. Actual credit losses of the conduits would be absorbed by (1) the first-loss note holders; (2) State Street or other providers of credit enhancement, pursuant to contractual requirements; and (3) the holders of the conduits’ commercial paper.

In accordance with FIN 46(R), expected losses, as defined, are estimated using a financial model which develops default and loss-given-default scenarios associated with the conduits’ assets. Expected losses are allocated to the conduits’ variable interest holders based on the order in which actual losses would be absorbed, as described previously. The financial model calculates a probability of default based on specific scenarios. The model also estimates the loss-given-default for the various conduit asset classes. The probability-of-default estimates, coupled with the loss-given-default estimates, form the basis on which expected losses are calculated. The model derives the probability-of-default and loss-given-default factors used to estimate expected losses from information provided by independent third-party rating agencies. Based on the determination and allocation of expected losses at December 31, 2008, State Street does not absorb a majority of the expected losses for any of the conduits and, therefore, does not consolidate any of them.

The probability-of-default and loss-given-default estimates vary by conduit asset class and the credit ratings of individual conduit assets, and are not necessarily affected by the current fair value of these assets, which also reflect liquidity risk. If rating downgrades occur, the asset composition changes significantly. In addition, if defaults occur on the conduits’ assets, the current level of first-loss notes may be insufficient to absorb a majority of the conduits’ expected losses. Similarly, if a conduit asset would experience a default or credit rating downgrade, subject to certain conditions, the liquidity asset purchase agreements could be invoked by the conduit, requiring State Street to purchase the assets from the conduits at prices which may exceed the assets’ fair values. If that occurred, we would be required to recognize a loss upon purchase of the assets. Any loss from a credit default would first be offset by the level of funding provided by the first-loss note holders. The aggregate fair value of the conduits’ assets at December 31, 2008 and 2007 was $17.75 billion and $27.95 billion, respectively.

We have entered into derivative financial instruments, composed of interest-rate contracts and foreign exchange forward contracts, with certain of the conduits. The purpose of these derivatives is generally to mitigate basis and foreign exchange risk, respectively, for the conduits. The interest-rate contracts, which are primarily basis swaps, mitigate the differential between the commercial paper funding costs and comparable floating-rate asset benchmark rates (generally LIBOR), and the foreign exchange contracts align the currencies of the assets and their corresponding commercial paper funding. The total notional amounts of the interest-rate basis swap and foreign exchange contracts totaled $13.15 billion and $13.44 billion at December 31, 2008 and $11.00 billion and $8.92 billion at December 31, 2007, respectively. The notional amounts of these derivatives are included in the table of notional amounts of derivative financial instruments presented in note 17.

Certain of the conduits hold asset-backed securities that have the benefit of a third-party guarantee from a financial guaranty insurance company. The aggregate amortized cost of securities with underlying guarantees was approximately $2.49 billion at December 31, 2008 and $3.51 billion at December 31, 2007. Certain of these securities, which totaled approximately $730 million at December 31, 2008, are currently drawing on the underlying guarantees in order to make contractual principal and interest payments to the conduits. In these cases, the performance of the underlying security is highly dependent on the performance of the guarantor. In calculating expected losses, these securities carry the higher of the underlying security rating or the rating of the third-party guarantor. During 2008, many of these guarantors experienced ratings downgrades. The credit ratings of the guarantors ranged from “AAA” to “CCC” as of December 31, 2008. None of these securities are in default.

Under existing accounting standards, if we were required to consolidate the conduits into our consolidated financial statements, based on changes in assumptions or future events, the conduits’ assets and liabilities would be consolidated at their respective fair values. We would recognize a loss if the fair value of the conduits’ aggregate liabilities and first-loss notes exceeded the fair value of their aggregate assets. Management believes that this loss would be recovered in future periods because we expect that we would collect substantially all principal and interest on the assets according to their underlying contractual terms. The fair value of the conduits’ aggregate liabilities and first-loss notes exceeded the fair value of their aggregate assets by $3.56 billion after-tax and $530 million after-tax at December 31, 2008 and 2007, respectively.

Collateralized Debt Obligations:

We manage a series of collateralized debt obligations, referred to as CDOs. A CDO is a managed investment vehicle which purchases a portfolio of diversified assets. A CDO funds purchases through the issuance of several tranches of debt and equity, the repayment and return of which are linked to the performance of the assets in the CDO. Typically, our involvement is as collateral manager. We may also invest in a small percentage of the debt issued. These entities typically meet the definition of a variable interest entity as defined by FIN 46(R). We are not the primary beneficiary of these CDOs, as defined by FIN 46(R), and do not record these CDOs in our consolidated financial statements. At December 31, 2008 and 2007, total assets in these CDOs were $2.00 billion and $6.73 billion, respectively. We did not acquire or transfer any investment securities to a CDO during 2008 or 2007.

Note 13.    Shareholders’ Equity

Accumulated Other Comprehensive Loss:

Accumulated other comprehensive loss included the following components as of December 31:

(In millions)	2008	2007	2006
Foreign currency translation	$68	$331	$197
Unrealized gain (loss) on hedges of net investments in non-U.S. subsidiaries	(14)	(15)	(7)
Unrealized loss on available-for-sale securities	(5,205)	(678)	(227)
Unrealized loss on fair value hedges of available-for-sale securities	(242)	(55)	—
Minimum pension liability	(229)	(146)	(186)
Unrealized loss on cash flow hedges	(28)	(12)	(1)

Total	$(5,650)	$(575)	$(224)

The unrealized loss on available-for-sale securities as of December 31, 2008 included $1.39 billion of unrealized losses related to securities reclassified during 2008 from securities available for sale to securities held to maturity. Additional information is provided in note 3.

For the year ended December 31, 2008, we realized net gains of $68 million on sales of available-for-sale securities. Unrealized gains of $71 million were included in other comprehensive income at December 31, 2007, net of deferred taxes of $28 million, related to these sales.

For the year ended December 31, 2007, we realized net gains of $7 million on sales of available-for-sale securities. Unrealized losses of $32 million were included in other comprehensive income at December 31, 2006, net of deferred taxes of $13 million, related to these sales.

For the year ended December 31, 2006, we realized net gains of $15 million on sales of available-for-sale securities. Unrealized losses of $7 million were included in other comprehensive income at December 31, 2005, net of deferred taxes of $3 million, related to these sales.

Preferred Stock:

On October 28, 2008, in connection with the U.S. Treasury’s capital purchase program, we issued 20,000 shares of our Series B fixed-rate cumulative perpetual preferred stock, $100,000 liquidation preference per share, and a warrant to purchase 5,576,208 shares of our common stock at an exercise price of $53.80 per share, to Treasury, and received aggregate proceeds of $2 billion.

The aggregate proceeds were allocated to the preferred stock and the warrant based on their relative fair values on the date of issuance. As a result, approximately $1.88 billion was allocated to the preferred stock and approximately $121 million was allocated to the warrant. The difference between the initial value of $1.88 billion allocated to the preferred stock and the liquidation value of $2 billion will be charged to retained earnings and credited to the preferred stock over the first five years that the preferred stock is outstanding, using the effective yield method. This charge to retained earnings will reduce net income available to common shareholders and basic and diluted earnings per common share for each reported period. For 2008, net income available to common shareholders was reduced by a charge to retained earnings of $4 million in calculating earnings per common share. The calculation is presented in note 23.

The preferred shares, which qualify as tier 1 regulatory capital, pay cumulative quarterly dividends at a rate of 5% per year for the first five years, and 9% per year thereafter. Dividends accrued on the preferred shares will reduce net income available to common shareholders and basic and diluted earnings per common share for each reported period. For 2008, net income available to common shareholders was reduced by $18 million in calculating earnings per common share. The calculation is presented in note 23. The preferred shares are non-voting, other than class voting rights on certain matters that could adversely affect the shares. We can redeem the preferred shares at par after December 15, 2011. Prior to this date, we can only redeem the preferred shares at par in an amount up to the cash proceeds (minimum $500 million) from qualifying equity offerings of any tier 1-eligible perpetual preferred or common stock. Any redemption is subject to the consent of the Federal Reserve.

The warrant is immediately exercisable, and has a 10-year term. The exercise price of $53.80 per share was based upon the average of the closing prices of our common stock during the 20-trading day period ended October 10, 2008, the last trading day prior to our election to participate in the program. The exercise price and number of common shares subject to the warrant are both subject to anti-dilution adjustments. If we receive aggregate gross cash proceeds of at least $2 billion from one or more qualifying equity offerings of tier 1-eligible perpetual preferred or common stock on or prior to December 31, 2009, the number of shares of common stock underlying the warrant then held by Treasury will be reduced by one-half of the original number of common shares, considering all adjustments, underlying the warrant.

Common Stock:

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

In January 2008, under an existing authorization by our Board of Directors, we purchased 552,000 shares of our common stock in connection with a $1 billion accelerated share repurchase program that concluded on January 18, 2008. As of December 31, 2008, approximately 13,245,000 shares remained available for future purchase under the Board authorization. During 2007, under the then-existing authorization by the Board, we purchased 13.4 million shares of our common stock in connection with the above-described accelerated share repurchase program. We generally employ third-party broker/dealers to acquire shares on the open market in connection with our common stock purchase program.

During 2008, 2007 and 2006, we purchased and recorded as treasury stock a total of 552,000 shares, 13.4 million shares and 5.8 million shares, respectively, at an average historical cost per share of approximately $75, $75 and $63, respectively.

In connection with our participation in the capital purchase program described under “Preferred Stock,” until October 28, 2011, or such earlier time as the preferred stock has been redeemed or transferred by Treasury, we are not permitted, without Treasury’s consent, to repurchase our common stock.

Our common shares may be acquired for other deferred compensation plans, held by an external trustee, that are not part of our common stock purchase program. As of December 31, 2008, on a cumulative basis, approximately 418,354 shares have been purchased and are held in trust. These shares are recorded as treasury stock in our consolidated statement of condition.

Note 14.    Fair Value

Fair Value Measurements:

Effective January 1, 2008, we adopted the provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. We have not elected the fair value option for any of our financial assets or financial liabilities since adoption of the standard, although we may do so in the future.

Effective January 1, 2008, we adopted the provisions of SFAS No. 157, Fair Value Measurements. This standard provides a consistent definition of fair value, establishes a framework for measuring fair value in accordance with GAAP and requires expanded disclosures about fair value measurements. Prior to the standard, definitions of fair value varied and guidance for applying those definitions under GAAP was limited. In addition, the guidance was dispersed among the many accounting pronouncements that require fair value measurements. We did not apply the provisions of the standard to our non-financial assets and liabilities, pursuant to FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157. This FSP, issued in February 2008, deferred the effective date of SFAS No. 157 to January 1, 2009 for non-financial assets and liabilities, except for those recognized or reported at fair value on a recurring basis. This deferral affects non-financial assets, such as goodwill, that require impairment analysis using fair value measurements. We do not expect the application of this FSP to have a material impact on our consolidated financial condition or results of operations.

SFAS No. 157 is intended to increase consistency and comparability in, and disclosures about, fair value measurements, by providing users with better information about the extent to which fair value is used to measure financial assets and liabilities, the inputs used to develop those measurements and the effect of the measurements, if any, on financial condition and results of operations. The standard defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an “exit price”) in the principal or most advantageous market for an asset or liability in an orderly transaction between market participants on the measurement date. In addition, the standard establishes a hierarchy for measuring fair value. The fair value hierarchy is based on the observability of inputs to the valuation of a financial asset or liability as of the measurement date. In addition, the standard requires the recognition of trading gains or losses related to certain derivative transactions whose fair value has been determined using unobservable market inputs, which nullifies the guidance in Emerging Issues Task Force Issue, or EITF, No. 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities. This EITF prohibited the recognition of trading gains or losses for such derivative transactions when determining the fair value of instruments not traded in an active market.

Management believes that its valuation techniques and underlying assumptions used to measure fair value conform to the provisions of the standard. We have categorized the financial assets and liabilities that we carry at fair value in our consolidated statement of condition based upon the standard’s three-level valuation hierarchy. The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (level 1) and the lowest priority to valuation methods using significant unobservable inputs (level 3). If the inputs used to measure a financial asset or liability cross different levels of the hierarchy, categorization is based on the lowest level input that is significant to the fair value measurement. Management’s assessment of the significance of a particular input to the overall fair value measurement of a financial asset or liability requires judgment, and considers factors specific to that asset or liability. The three levels are described below:

Level 1. Financial assets and liabilities with values based on unadjusted quoted prices for identical assets or liabilities in an active market. Examples of level 1 financial instruments include active exchange-traded equity securities and certain U.S. government securities. We categorized approximately $10.12 billion of our financial assets in level 1 at December 31, 2008, substantially composed of U.S. government securities.

Level 2. Financial assets and liabilities with values based on quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability. Level 2 inputs include the following:

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

Our level 2 financial assets predominately included commercial paper purchased from the State Street-administered asset-backed commercial paper conduits, various types of interest-rate and foreign exchange derivative instruments, and various types of fixed-income investment securities. We categorized approximately $53.37 billion of trading account assets, investment securities available for sale and derivative instruments, and approximately $18.09 billion of derivative instruments, in level 2 financial assets and liabilities, respectively, at December 31, 2008.

Level 3. Financial assets and liabilities with values based on prices or valuation techniques that require inputs that are both unobservable in the market and significant to the overall fair value measurement. These inputs reflect management’s judgment about the assumptions that a market participant would use in pricing the asset or liability, and are based on the best available information, some of which is internally developed. The following provides a more detailed discussion of our financial assets and liabilities that we may categorize in level 3 and the related valuation methodology.

•

For certain corporate debt securities carried in trading account assets, fair value was measured using information obtained from independent third parties or through the use of pricing models. Management evaluated its methodologies used to determine fair value, but considered the level of market-observable information to be insufficient, given the lack of trading activity, to categorize the securities in level 2.

•

For certain investment securities available for sale, fair value was measured using information obtained from third-party sources or through the use of pricing models. Management evaluated its methodologies used to determine fair value, but considered the level of market-observable information to be insufficient to categorize the securities in level 2.

•

Foreign exchange contracts carried in other assets and other liabilities were primarily composed of forward contracts and options. The fair value of foreign exchange forward contracts was measured using discounted cash flow techniques. However, in certain circumstances, extrapolation was required to develop certain forward points, which were not observable. The fair value of foreign exchange options was measured using an option pricing model. Because of a limited number of observable transactions, certain model inputs were unobservable, such as volatilities which were based on historical experience.

•

The fair value of certain interest-rate caps with long-dated maturities, also carried in other assets and other liabilities, was measured using a matrix pricing approach. Observable market prices were not available for these derivatives, so extrapolation was necessary to value these instruments, since they had a strike and/or maturity outside of the matrix.

We categorized approximately $10.01 billion of investment securities available for sale, primarily asset-backed securities, as well as derivative instruments, and $857 million of derivative instruments, in level 3 financial assets and liabilities, respectively, at December 31, 2008.

In October 2008, the FASB issued FSP No. FAS 157-3, Determining Fair Value in a Market That Is Not Active, to help entities measure fair value in markets that are not active. The FSP provides clarification of guidance with respect to the determination of fair value pursuant to SFAS No. 157 when markets are inactive. The FSP reiterates current accounting standards that require us to carry certain of our investment securities at fair value in our consolidated statement of condition. Fair value continues to be defined as the price at which a transaction would occur between willing market participants on the measurement date. Consistent with the FSP, we continue to assess the amount and quality of market information that supports our estimate of the fair value of the above-mentioned investment securities in our portfolio. Given current market illiquidity, we will continue to assess our portfolio valuations to determine the most appropriate method for estimating fair value.

The following table presents information with respect to our financial assets and liabilities carried at fair value in our consolidated statement of condition as of December 31, 2008.

	Fair Value Measurements on a Recurring Basis as of December 31, 2008
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets	$28	$421	$366		$815
Investment securities available for sale:
U.S. Treasury and federal agencies:
Direct obligations	10,096	1,483	—		11,579
Mortgage-backed securities	—	10,796	2		10,798
Asset-backed securities	—	10,715	8,709		19,424
Collateralized mortgage obligations	—	1,437	4		1,441
State and political subdivisions	—	5,711	1		5,712
Other investments	—	5,038	171		5,209

Total investment securities available for sale	10,096	35,180	8,887		54,163
Other assets	—	17,769	760	$(6,586)	11,943

Total assets carried at fair value	$10,124	$53,370	$10,013	$(6,586)	$66,921

Liabilities:
Other liabilities		$18,085	$857	$(6,586)	$12,356

Total liabilities carried at fair value	—	$18,085	$857	$(6,586)	$12,356

(1)	Represents counterparty and cash collateral netting against level 2 financial assets and liabilities. FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts—an interpretation of APB Opinion No. 10 and FASB Statement No. 105, permits netting of receivables and payables when a legally enforceable master netting agreement exists between State Street and the counterparty.

The following tables present activity related to our financial assets and liabilities categorized in level 3 of the valuation hierarchy for the year ended December 31, 2008.

	Fair Value Measurements Using Significant Unobservable Inputs Year Ended December 31, 2008
		Total Realized and Unrealized Gains (Losses)		Purchases, Issuances and Settlements, Net	Transfers Into and/ or Out of Level 3	Fair Value at December 31, 2008	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at December 31, 2008
(In millions)	Fair Value at January 1, 2008	Recorded in Revenue	Recorded in Other Comprehensive Income
Assets:
Trading account assets				$366		$366
Investment securities available for sale:
U.S. Treasury and federal agencies:
Mortgage-backed securities	$327			(1)	$(324)	2
Asset-backed securities	5,721	$120	$(1,861)	621	4,108	8,709	$2
Collateralized mortgage obligations	459	—	(1)	5	(459)	4	—
State and political subdivisions	—	—	—	—	1	1	—
Other investments	53	32	18	64	4	171	—

Total investment securities available for sale:	6,560	152	(1,844)	689	3,330	8,887	2
Other assets	374	524	—	(132)	(6)	760	385

Total assets	$6,934	$676	$(1,844)	$923	$3,324	$10,013	$387

	Fair Value Measurements Using Significant Unobservable Inputs Year Ended December 31, 2008
		Total Realized and Unrealized (Gains) Losses		Purchases, Issuances and Settlements, Net	Transfers Into and/ or Out of Level 3	Fair Value at December 31, 2008	Change in Unrealized (Gains) Losses Related to Financial Instruments Held at December 31, 2008
(In millions)	Fair Value at January 1, 2008	Recorded in Revenue	Recorded in Other Comprehensive Income
Liabilities:
Other liabilities	$399	$567	—	$(108)	$(1)	$857	$431

Total liabilities	$399	$567	—	$(108)	$(1)	$857	$431

For our financial assets and liabilities categorized in level 3, total realized and unrealized gains and losses for the year ended December 31, 2008 were recorded in revenue as follows:

	Year Ended December 31, 2008
(In millions)	Total Realized and Unrealized Gains (Losses) Recorded in Revenue	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at December 31, 2008
Fee revenue:
Trading services	$(19)	$(22)
Processing fees and other	(32)	(24)

Total fee revenue	(51)	(46)
Net interest revenue	162	—
Gains (Losses) related to investment securities, net	(2)	2

Total revenue	$109	$(44)

Transfers out of level 3 during the year ended December 31, 2008 related to mortgage-backed securities and collateralized mortgage obligations, for which fair value was measured using prices for which market-observable information became available. Transfers into level 3 during the year ended December 31, 2008 substantially related to asset-backed securities, for which management believed that market-observable information was not sufficient, generally as a result of market illiquidity.

Fair Values of Financial Instruments:

Fair value estimates for financial instruments, as defined by SFAS No. 107, Disclosures about Fair Value of Financial Instruments, are generally subjective in nature, and are made as of a specific point in time based on the characteristics of the financial instruments and relevant market information. Disclosure of fair values is not required by SFAS No. 107 for certain items, such as lease financing, equity method investments, obligations for pension and other post-retirement plans, premises and equipment, other intangible assets and income tax assets and liabilities. Accordingly, aggregate fair value amounts presented do not purport to represent, and should not be considered representative of, our underlying “market” or franchise value. In addition, because of potential differences in methodologies and assumptions used to estimate fair values, our fair values should not be compared to those of other financial institutions.

We use the following methods to estimate the fair value of financial instruments:

•	For financial instruments that have quoted market prices, those quoted prices are used to determine fair value.

•

Financial instruments that have no defined maturity, have a remaining maturity of 180 days or less, or reprice frequently to a market rate, are assumed to have a fair value that approximates reported value, after taking into consideration any applicable credit risk.

•

If no quoted market prices are available, financial instruments are valued using information obtained from third parties, or by discounting the expected cash flow(s) using an estimated current market interest rate for the financial instrument.

The short duration of our assets and liabilities results in a significant number of financial instruments for which fair value equals or closely approximates the value reported in our consolidated statement of condition. These financial instruments are reported in the following captions in our consolidated statement of condition: cash and due from banks; interest-bearing deposits with banks; securities purchased under resale agreements; accrued income receivable; deposits; securities sold under repurchase agreements; federal funds purchased; and short-term borrowings. In addition, due to the relatively short-term nature of our net loans (excluding leases), the vast majority of which have short durations, we have determined that their fair value approximates their reported value. Loan commitments have no reported value because terms are at prevailing market rates.

The reported fair values for financial instruments defined by SFAS No. 107, excluding the above-described short-term financial instruments and excluding financial instruments carried at fair value on a recurring basis, were as follows as of December 31:

(In millions)	Reported Value	Fair Value
2008:
Financial Assets:
Investment securities:
Purchased under money market liquidity facility	$6,087	$6,101
Held to maturity	15,767	14,311
Net loans (excluding leases)	7,269	7,269

Financial Liabilities:
Long-term debt	4,419	3,510

2007:
Financial Assets:
Investment securities held to maturity	$4,233	$4,225
Net loans (excluding leases)	13,804	13,804

Financial Liabilities:
Long-term debt	3,636	3,446

Note 15.    Equity-Based Compensation

We have a 2006 Equity Incentive Plan, with 20,000,000 shares of common stock approved for issuance for stock and stock-based awards, including stock options, stock appreciation rights, restricted stock, deferred stock and performance awards. In addition, up to 8,000,000 shares from our 1997 Equity Incentive Plan, that were available to issue or become available to issue due to cancellations and forfeitures, may be awarded under the 2006 Plan. The 1997 Plan expired on December 18, 2006. As of December 31, 2006, 1,305,420 shares from the 1997 Plan have been added to, and may be awarded from, the 2006 Plan. As of December 31, 2007, 6,369,222 shares have been awarded under the 2006 Plan. As of December 31, 2008, 12,061,058 shares have been awarded under the 2006 Plan. We have stock options outstanding from previous plans, including the 1997 Plan, under which no further grants can be made.

The exercise price of non-qualified and incentive stock options and stock appreciation rights may not be less than the fair value of such shares on the date of grant. Stock options and stock appreciation rights issued under the 2006 Plan and the 1997 Plan generally vest over four years and expire no later than ten years from the date of grant. For restricted stock awards issued under the 2006 Plan and the 1997 Plan, stock certificates are issued at the time of grant and recipients have dividend and voting rights. In general, these grants vest over three years. For deferred stock awards issued under the 2006 Plan and the 1997 Plan, no stock is issued at the time of grant. Generally, these grants vest over two-, three- or four-year periods. Performance awards granted under the 2006 Plan and the 1997 Plan are earned over a performance period based on achievement of goals, generally over two- to four-year periods. Payment for performance awards is made in cash or in shares of our common stock equal to its fair market value per share, based on certain financial ratios, after the conclusion of each performance period.

We record compensation expense, equal to the estimated fair value of the options on the grant date, on a straight-line basis over the options’ vesting periods. We use a Black-Scholes option-pricing model to estimate the fair value of the options granted.

The weighted-average assumptions used in connection with the option-pricing model were as follows for the years indicated:

	2008	2007	2006
Dividend yield	1.32%	1.34%	1.41%
Expected volatility	21.00	23.30	26.50
Risk-free interest rate	3.17	4.69	4.60
Expected option lives (in years)	7.8	7.8	7.8

Compensation expense related to stock options, stock appreciation rights, restricted stock awards, deferred stock awards and performance awards, which we record as a component of salaries and employee benefits expense in our consolidated statement of income, was $321 million, $272 million and $208 million for the years ended December 31, 2008, 2007 and 2006, respectively. The 2008 expense excludes $47 million associated with accelerated vesting in connection with the restructuring plan described in note 9. The aggregate income tax benefit recorded in our consolidated statement of income related to the above-described compensation expense was $127 million, $109 million and $83 million for 2008, 2007 and 2006, respectively.

Information about the 2006 Plan and 1997 Plan as of December 31, 2008, and activity during the years ended December 31, 2007 and 2008, is presented below:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Stock Options and Stock Appreciation Rights
Outstanding at December 31, 2006	19,789	$46.28
Granted	1,091	70.59
Exercised	(4,415)	42.36
Forfeited or expired	(97)	47.12

Outstanding at December 31, 2007	16,368	48.94
Granted	921	81.71
Exercised	(2,926)	44.99
Forfeited or expired	(47)	47.40

Outstanding at December 31, 2008	14,316	$51.86	4.62	$1

Exercisable at December 31, 2008	11,800	$47.96	3.88	$1

The weighted-average grant date fair value of options granted in 2008, 2007 and 2006 was $21.06, $22.44 and $21.09, respectively. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006, was $102 million, $129 million and $102 million, respectively.

As of December 31, 2008, total unrecognized compensation cost, net of estimated forfeitures, related to stock options and stock appreciation rights was $16 million, which is expected to be recognized over a weighted-average period of 22 months.

Other stock awards and related activity consisted of the following for the years ended December 31, 2007 and 2008:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Restricted Stock Awards
Outstanding at December 31, 2006	373	$54.42
Granted	401	69.06
Vested	(201)	54.75
Forfeited	(19)	64.50

Outstanding at December 31, 2007	554	64.77
Granted	219	81.70
Vested	(265)	61.95
Forfeited	(19)	63.03

Outstanding at December 31, 2008	489	$73.95

The weighted-average grant date fair value of restricted stock awards granted in 2006 was $62.62 per share. The total fair value of restricted stock awards vested was $16 million, $11 million and $8 million for 2008, 2007 and 2006, respectively. As of December 31, 2008, total unrecognized compensation cost, net of estimated forfeitures, related to restricted stock was $13 million, which is expected to be recognized over a weighted-average period of 12 months.

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Deferred Stock Awards
Outstanding at December 31, 2006	4,854	$54.21
Granted	3,542	68.33
Vested	(2,289)	52.26
Forfeited	(235)	62.50

Outstanding at December 31, 2007	5,872	63.26
Granted	3,570	78.62
Vested	(2,665)	62.29
Forfeited	(313)	72.98

Outstanding at December 31, 2008	6,464	$71.59

The weighted-average grant date fair value of deferred stock awards granted in 2006 was $60.94 per share. The total fair value of deferred stock awards vested was $166 million, $120 million and $56 million for 2008, 2007 and 2006, respectively. As of December 31, 2008, total unrecognized compensation cost, net of estimated forfeitures, related to deferred stock awards was $250 million, which is expected to be recognized over a weighted-average period of 30 months.

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Performance Awards
Outstanding at December 31, 2006	1,889	$53.49
Granted	1,203	67.84
Forfeited	(161)	59.23
Paid out	(673)	44.25

Outstanding at December 31, 2007	2,258	63.02
Granted	989	80.90
Forfeited	(542)	73.76
Paid out	(425)	61.02

Outstanding at December 31, 2008	2,280	$73.18

The weighted-average grant date fair value of performance awards granted in 2006 was $59.87 per share. The total fair value of performance awards paid out was $35 million, $33 million and $9 million for 2008, 2007 and 2006, respectively. As of December 31, 2008, total unrecognized compensation cost, net of estimated forfeitures, related to performance awards was $39 million, which is expected to be recognized over a weighted-average period of 16 months.

We utilize either treasury shares or authorized but unissued shares to satisfy the issuance of common stock under our equity incentive plans. We do not have a specific policy concerning purchases of our common stock to satisfy stock issuances, including exercises of stock options. We have a general policy concerning purchases of stock to meet common stock issuances under our employee benefit plans, including option exercises and other corporate purposes. Various factors determine the amount and timing of our purchases of our common stock, including our capital requirements, the number of shares we expect to issue under employee benefit plans, market conditions (including the trading price of our common stock), and legal considerations. These factors can change at any time, and there can be no assurance as to the number of shares of common stock we will purchase or when we will purchase them.

Note 16.    Regulatory Matters

Regulatory Capital:

We are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on our consolidated financial condition. Under regulatory capital adequacy guidelines, we must meet specified capital requirements that involve quantitative measures of our consolidated assets, liabilities and off-balance sheet exposures calculated in accordance with regulatory accounting practices. Our capital amounts and their classification are subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require State Street and State Street Bank to maintain minimum risk-based capital and leverage ratios as set forth in the following table. The risk-based capital ratios are tier 1 capital and total capital divided by adjusted total risk-weighted assets and market-risk equivalents, and the tier 1 leverage ratio is tier 1 capital divided by adjusted quarterly average assets. As of December 31, 2008 and 2007, State Street and State Street Bank met all capital adequacy requirements to which they were subject.

As of December 31, 2008, State Street Bank was categorized as “well capitalized” under the regulatory framework. To be categorized as “well capitalized,” State Street Bank must exceed the “well capitalized” guideline ratios, as set forth in the table, and meet certain other requirements. State Street Bank exceeded all “well capitalized” requirements as of December 31, 2008 and 2007. Management believes that there are no conditions or events since December 31, 2008 that have changed the capital category of State Street Bank.

Regulatory capital ratios and related amounts were as follows as of December 31:

	Regulatory Guidelines(1)		State Street		State Street Bank
(Dollars in millions)	Minimum	Well Capitalized	2008	2007	2008	2007
Risk-based ratios(2) :
Tier 1 capital	4%	6%	20.3%	11.2%	19.8%	11.2%
Total capital	8	10	21.6	12.7	21.3	12.7
Tier 1 leverage ratio(2)	4	5	7.8	5.3	7.6	5.5
Total shareholders’ equity			$12,774	$11,299	$13,339	$11,932
Capital trust securities			1,450	975	—	—
Unrealized loss on available-for-sale securities and cash flow hedges			5,458	744	5,453	750
Deferred tax liability associated with acquisitions			560	526	560	526
Recognition of pension plan funded status			227	145	227	145
Less:
Goodwill			4,527	4,567	4,370	4,480
Other intangible assets			1,851	1,990	1,787	1,958
Other deductions			1	1	—	—

Tier 1 capital			14,090	7,131	13,422	6,915
Qualifying subordinated debt			1,058	1,118	998	998
Allowances for on- and off-balance sheet credit exposures			38	31	38	31
Unrealized gain on available-for-sale equity securities			—	3	—	2

Tier 2 capital			1,096	1,152	1,036	1,031
Deduction for investments in finance subsidiaries			(156)	(212)	—	(68)

Total capital			$15,030	$8,071	$14,458	$7,878

Adjusted total risk-weighted assets and market-risk equivalents:
On-balance sheet(2)			$45,855	$42,968	$44,212	$41,283
Off-balance sheet			23,364	20,248	23,415	20,254
Market-risk equivalents			366	321	303	317

Total			$69,585	$63,537	$67,930	$61,854

Adjusted quarterly average assets(2)			$179,905	$135,686	$175,858	$126,746

(1)	State Street Bank must meet the regulatory designation of “well capitalized” in order for us to maintain our status as a financial holding company, including maintaining a minimum tier 1 risk-based capital ratio (tier 1 capital divided by adjusted total risk-weighted assets and market-risk equivalents) of 6%, a minimum total risk-based capital ratio (total capital divided by adjusted total risk-weighted assets and market-risk equivalents) of 10%, and a tier 1 leverage ratio (tier 1 capital divided by adjusted quarterly average assets) of 5%. The “well capitalized” designation requires us to maintain a minimum tier 1 risk-based capital ratio of 6% and a minimum total risk-based capital ratio of 10%.

(2)	2008 tier 1 and total risk-based and tier 1 leverage ratios, as well as on-balance sheet risk-weighted assets and adjusted quarterly average assets, exclude the impact of asset-backed commercial paper purchased under the AMLF, as permitted by the AMLF’s terms and conditions.

Cash, Dividend, Loan and Other Restrictions:

During 2008, our banking subsidiaries were required by the Federal Reserve to maintain average aggregate cash balances of $2.84 billion to satisfy reserve requirements. In addition, federal and state banking regulations place certain restrictions on dividends paid by banking subsidiaries to a parent company. For 2009, aggregate dividends by State Street Bank without prior regulatory approval are limited to approximately $2.99 billion of its undistributed earnings at December 31, 2008, plus an additional amount equal to its net profits, as defined, for 2009 up to the date of any dividend.

The Federal Reserve Act requires that extensions of credit by State Street Bank to certain affiliates, including the parent company, be secured by specific collateral, that the extension of credit to any one affiliate be limited to 10% of State Street Bank’s capital and surplus (as defined), and that extensions of credit to all such affiliates be limited to 20% of State Street Bank’s capital and surplus.

As a result of our participation in the U.S. Treasury’s capital purchase program, described in note 13, we are not currently permitted, without Treasury’s consent, to increase the quarterly dividend per share on our common stock above $0.24 per share. In February 2009, in light of the impact of the continued disruption in the global capital markets experienced since the middle of 2007, and as part of a plan to strengthen our tangible common equity, we announced a temporary reduction of the quarterly dividend on our common stock to $0.01 per share.

At December 31, 2008, our consolidated retained earnings included $337 million representing undistributed earnings of unconsolidated entities that are accounted for using the equity method.

Note 17.    Derivative Financial Instruments

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

The following table presents the aggregate contractual, or notional, amounts of derivative financial instruments held or issued for trading and asset and liability management activities as of December 31:

(In millions)	2008	2007
Trading:
Interest-rate contracts:
Swap agreements	$13,718	$11,637
Options and caps purchased	1,058	1,241
Options and caps written	4,590	5,519
Futures	779	957
Options on futures purchased	1,444	2,245
Foreign exchange contracts:
Forward and spot	688,812	732,013
Options purchased	16,183	21,538
Options written	16,294	20,967
Credit derivative contracts:
Credit default swap agreements	145	238
Equity derivative contracts:
Swap agreements	—	72
Asset and liability management:
Interest-rate contracts:
Swap agreements	3,019	3,494
Foreign exchange contracts:
Forward	—	146

In connection with our asset and liability management activities, we have executed interest-rate swap agreements designated as fair value and cash flow hedges to manage interest-rate risk. The aggregate notional amounts of these interest-rate swap agreements and the related assets or liabilities being hedged are presented in the following table. Hedge ineffectiveness for 2008, 2007 and 2006, recorded in processing fees and other revenue, was not material.

	2008			2007
(In millions)	Fair Value Hedges	Cash Flow Hedges	Total	Fair Value Hedges	Cash Flow Hedges	Total
Available-for-sale investment securities	$2,165	$36	$2,201	$2,226		$2,226
Interest-bearing time deposits(1)	118	—	118	118		118
Long-term debt(2)(3)	500	200	700	700	$450	1,150

Total	$2,783	$236	$3,019	$3,044	$450	$3,494

(1)	For the years ended December 31, 2008 and 2007, the overall weighted-average interest rate for interest-bearing time deposits was 2.95% and 5.42%, respectively, on a contractual basis, and 3.45% and 5.47%, respectively, including the effects of hedges.

(2)	For the year ended December 31, 2008, fair value hedges of long-term debt increased the carrying value of long-term debt presented in our consolidated statement of condition by $70 million, and for the year ended December 31, 2007, increased the carrying value by $19 million.

(3)	For the years ended December 31, 2008 and 2007, the overall weighted-average interest rate for long-term debt was 5.76% and 6.55%, respectively, on a contractual basis, and 5.59% and 6.62%, respectively, including the effects of hedges.

For cash flow hedges, any changes in the fair value of the derivative financial instruments remain in accumulated other comprehensive income and are generally recorded in our consolidated statement of income in future periods when earnings are affected by the variability of the hedged cash flow.

During the third quarter of 2008, we closed our foreign exchange forward position with an aggregate notional amount of €100 million (approximately $146 million). In connection with this hedge, we recorded a net after-tax unrealized gain of $1 million and a net after-tax unrealized loss of $8 million in other comprehensive income for the years ended December 31, 2008 and 2007, respectively.

Foreign exchange trading revenue related to foreign exchange contracts was $1.08 billion, $802 million and $611 million for the years ended December 31, 2008, 2007 and 2006, respectively. Future cash requirements, if any, related to foreign exchange contracts are represented by the gross amount of currencies to be exchanged under each contract unless we and the counterparty have agreed to pay or receive the net contractual settlement amount on the settlement date.

Note 18.    Net Interest Revenue

(In millions)	2008	2007	2006
Interest revenue:
Deposits with banks	$760	$416	$414
Investment securities:
U.S. Treasury and federal agencies	889	1,106	1,011
State and political subdivisions	246	205	88
Other investments	1,931	2,292	1,830
Securities purchased under resale agreements and federal funds sold	339	756	663
Loans and leases(1)	269	382	270
Trading account assets	78	55	48
Interest revenue associated with AMLF	367	—	—

Total interest revenue	4,879	5,212	4,324
Interest expense:
Deposits	1,326	2,298	1,891
Short-term borrowings	375	959	1,145
Long-term debt	229	225	178
Interest expense associated with AMLF	299	—	—

Total interest expense	2,229	3,482	3,214

Net interest revenue	$2,650	$1,730	$1,110

(1)	Interest revenue for loans and leases for the year ended December 31, 2008 reflects a cumulative reduction of $98 million recorded in connection with our SILO lease transactions. Additional information about our SILO lease transactions is provided in note 11.

Note 19.    Employee Benefits

State Street Bank and certain of its U.S. subsidiaries participate in a non-contributory, tax-qualified defined benefit pension plan. Effective January 1, 2008, this plan was amended, and employer contribution credits to the plan were discontinued as of that date. Employee account balances will continue to earn annual interest credits until retirement. In addition to the defined benefit pension plan, we have non-qualified unfunded supplemental retirement plans, referred to as SERPs, that provide certain officers with defined pension benefits in excess of allowable qualified plan limits. Non-U.S. employees participate in local defined benefit plans.

State Street Bank and certain of its U.S. subsidiaries participate in a post-retirement plan that provides health care and insurance benefits for retired employees.

Combined information for the U.S. and non-U.S. defined benefit plans, and information for the post-retirement plan, is as follows as of the December 31 measurement date:

	Primary U.S. and Non-U.S. Defined Benefit Plans		Post-Retirement Plan
(In millions)	2008	2007	2008	2007
Benefit obligations:
Beginning of year	$830	$833	$86	$90
Service cost	18	62	4	4
Interest cost	47	44	5	5
Employee contributions	1	—	—	—
Plan amendments	5	—	—	(10)
Acquisitions and transfers in	—	18	—	—
Actuarial losses/(gains)	(34)	(42)	6	4
Benefits paid	(33)	(44)	(7)	(7)
Expenses paid	(3)	(3)	—	—
Curtailments	(22)	(47)	—	—
Foreign currency translation	(44)	9	—	—

End of year	$765	$830	$94	$86

Plan assets at fair value:
Beginning of year	$878	$821
Actual return on plan assets	(144)	60
Employer contributions	54	18	$7	$7
Acquisitions and transfers in	—	19	—	—
Benefits paid	(33)	(44)	(7)	(7)
Expenses paid	(3)	(3)	—	—
Foreign currency translation	(60)	7	—	—

End of year	$692	$878	$—	$—

Accrued benefit expense:
Funded status (plan assets less benefit obligations)	$(73)	$48	$(94)	$(86)

Net prepaid (accrued) benefit expense	$(73)	$48	$(94)	$(86)

	Primary U.S. and Non-U.S. Defined Benefit Plans		Post-Retirement Plan
(In millions)	2008	2007	2008	2007
Amounts recognized in the consolidated statement of condition as of December 31:
Non-current assets	$40	$93
Current liabilities	(1)	—	$(7)	$(7)
Noncurrent liabilities	(112)	(45)	(87)	(79)

Net prepaid (accrued) amount recognized in statement of condition	$(73)	$48	$(94)	$(86)

Amounts recognized in accumulated other comprehensive income:
Prior service credit	$(4)		$5	$6
Net loss	(254)	$(110)	(36)	(32)

Accumulated other comprehensive loss	(258)	(110)	(31)	(26)
Cumulative employer contributions in excess of net periodic benefit cost	185	158	(63)	(60)

Net asset (obligation) recognized in consolidated statement of condition	$(73)	$48	$(94)	$(86)

Accumulated benefit obligation	$750	$793

Actuarial assumptions (U.S. Plans):
Used to determine benefit obligations as of December 31:
Discount rate	6.00%	6.00%	6.00%	6.00%
Rate of increase for future compensation	4.50	4.50	—	—
Used to determine periodic benefit cost for the years ended December 31:
Discount rate	6.00%	6.00%	6.00%	5.75%
Rate of increase for future compensation	4.50	4.50	—	—
Expected long-term rate of return on plan assets	7.50	7.50	—	—
Assumed health care cost trend rates as of December 31:
Cost trend rate assumed for next year	—	—	9.0%	9.5%
Rate to which the cost trend rate is assumed to decline	—	—	5.00	5.00
Year that the rate reaches the ultimate trend rate	—	—	2016	2015

Expected benefit payments for the next ten years are as follows:

(In millions)	Primary U.S. and Non-U.S. Defined Benefit Plans	Non- Qualified SERPs	Post- Retirement Plan
2009	$36	$15	$7
2010	35	15	8
2011	37	21	8
2012	31	20	7
2013	26	15	7
2014-2017	126	70	31

The accumulated benefit obligation for all of our U.S. defined benefit pension plans was $737 million and $696 million at December 31, 2008, and 2007, respectively.

To develop the assumption of the expected long-term rate of return on plan assets, we considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This analysis resulted in the determination of the assumed long-term rate of return on plan assets of 7.50% for the year ended December 31, 2008.

For the tax-qualified U.S. defined benefit pension plan, the asset allocations as of December 31, 2008 and 2007, and the strategic target allocation for 2009, by asset category, were as follows:

ASSET CATEGORY

	Strategic Target Allocation	Percentage of Plan Assets at December 31,
	2009	2008	2007
Equity securities	43%	36%	46%
Fixed-income securities	46	56	45
Other	11	8	9

Total	100%	100%	100%

The preceding strategic target asset allocation was last amended effective July 31, 2006. Consistent with that target allocation, the plan should generate a real return above inflation, and superior to that of a benchmark index consisting of a combination of appropriate capital market indices weighted in the same proportions as the plan’s strategic target asset allocation. Equities included domestic and international publicly-traded common, preferred and convertible securities. Fixed-income securities included domestic and international corporate and government debt securities, as well as asset-backed securities and private debt. The “other” category included real estate, alternative investments and cash and cash equivalents. Derivative financial instruments are an acceptable alternative to investing in these types of securities, but may not be used to leverage the plan’s portfolio.

Expected employer contributions to the tax-qualified U.S. and Non-U.S. defined benefit pension plan, SERPs and post-retirement plan for the year ending December 31, 2009 are $12 million, $15 million and $7 million, respectively.

State Street has unfunded SERPs that provide certain officers with defined pension benefits in excess of qualified plan limits imposed by U.S. federal tax law. Information for the SERPs was as follows for the years ended December 31:

	Non-Qualified SERPs
(In millions)	2008	2007
Benefit obligations:
Beginning of year	$211	$142
Service cost	4	12
Interest cost	12	10
Acquisitions and transfers in	—	9
Actuarial loss	(11)	85
Benefits paid	(7)	(6)
Curtailments	—	(41)

End of year	$209	$211

Accrued benefit expense:
Funded status (plan assets less benefit obligations)	$(209)	$(211)

Net accrued benefit expense	$(209)	$(211)

Amounts recognized in the consolidated statement of condition as of December 31:
Current liabilities	$(15)	$(8)
Non-current liabilities	(194)	(203)

Net accrued amount recognized in consolidated statement of condition	$(209)	$(211)

Amounts recognized in accumulated other comprehensive income:
Net loss	$(83)	$(103)

Accumulated other comprehensive loss	(83)	(103)
Cumulative employer contributions in excess of net periodic benefit cost	(126)	(108)

Net obligation recognized in consolidated statement of condition	$(209)	$(211)

Accumulated benefit obligation	$175	$148

Actuarial assumptions:
Assumptions used to determine benefit obligations and periodic benefit costs are consistent with those noted for the post-retirement plan, with the following exceptions:
Rate of increase for future compensation—SERPs	4.75%	4.75%
Rate of increase for future compensation—Executive SERPs	10.00%	10.00%

For those defined benefit plans that have accumulated benefit obligations in excess of plan assets as of December 31, 2008 and 2007, the accumulated benefit obligations are $787 million and $192 million, respectively, and the plan assets are $513 million and $21 million, respectively.

For those defined benefit plans that have projected benefit obligations in excess of plan assets as of December 31, 2008 and 2007, the projected benefit obligations are $843 million and $493 million, respectively, and the plan assets are $521 million and $237 million, respectively.

If health care cost trend rates were increased by 1%, the post-retirement benefit obligation as of December 31, 2008, would have increased 8%, and the aggregate expense for service and interest costs for 2008 would have increased 9%. Conversely, if health care cost trend rates were reduced by 1%, the post-retirement benefit obligation as of December 31, 2008, would have decreased 6%, and the aggregate expense for service and interest costs for 2008 would have decreased 7%.

The following table presents the actuarially determined expense for our U.S. and non-U.S. defined benefit plans, post-retirement plan and SERPs for the years ended December 31:

	Primary U.S. and Non-U.S. Defined Benefit Plans			Post-Retirement Plan
(In millions)	2008	2007	2006	2008	2007	2006
Components of net periodic benefit cost:
Service cost	$18	$62	$59	$4	$3	$4
Interest cost	47	44	39	5	5	5
Assumed return on plan assets	(59)	(55)	(53)	—	—	—
Amortization of transition obligation	—	—	—	—	1	1
Amortization of prior service cost	—	(2)	(2)	—	—	—
Amortization of net loss	4	12	17	1	1	2

Net periodic benefit cost	10	61	60	10	10	12
Curtailments	—	(19)	—	—	—	—

Total expense	$10	$42	$60	$10	$10	$12

Estimated amounts that will be amortized from accumulated other comprehensive income over the next fiscal year:
Initial net asset						$(1)
Prior service credit			$2		$1	—
Net loss	$(6)	$(4)	(14)	$(1)	(1)	(1)

Estimated amortization	$(6)	$(4)	$(12)	$(1)	—	$(2)

	Non-Qualified SERPs
(In millions)	2008	2007	2006
Components of net periodic benefit cost:
Service cost	$4	$12	$6
Interest cost	12	10	7
Amortization of prior service cost	—	2	2
Amortization of net loss	8	5	4

Net periodic benefit cost	24	29	19
Curtailments	—	13	—

Total expense	$24	$42	$19

Estimated amounts that will be amortized from accumulated other comprehensive income over the next fiscal year:
Prior service cost			$(2)
Net loss	$(7)	$(9)	(4)

Estimated amortization	$(7)	$(9)	$(6)

Certain of our U.S. employees are eligible to contribute a portion of their pre-tax salary to a 401(k) savings plan and an Employee Stock Ownership Plan, referred to as an ESOP. Our matching portion of these contributions is paid in cash, and the related expense was $87 million for 2008, $25 million for 2007 and $20 million for 2006. In addition, employees in certain non-U.S. offices participate in other local plans. Expenses related to these plans were $55 million, $33 million and $32 million for 2008, 2007 and 2006, respectively.

The ESOP is a non-leveraged plan. Compensation cost is equal to the contribution called for by the plan formula and is equal to the cash contributed for the purchase of common stock on the open market or the fair value of the shares contributed from treasury stock. Dividends on shares held by the ESOP are charged to retained earnings, and shares are treated as outstanding for purposes of calculating earnings per common share.

Note 20.    Occupancy Expense and Information Systems and Communications Expense

Occupancy expense and information systems and communications expense include expense for depreciation of buildings, leasehold improvements, computers, equipment and furniture and fixtures. Total depreciation expense for the years ended December 31, 2008, 2007 and 2006 was $365 million, $319 million and $309 million, respectively.

We lease approximately 872,000 square feet at One Lincoln Street, our headquarters building located in Boston, Massachusetts, and a related 366,000 square-foot underground parking garage, under 20-year, non-cancelable capital leases expiring in September 2023. In addition, we lease approximately 359,000 square feet at 20 Churchill Place, an office building located in the U.K., under a 20-year capital lease expiring in December 2028, with the option to cancel the lease after 15 years. As of December 31, 2008 and 2007, an aggregate net book value of $675 million and $421 million, respectively, for the above-described capital leases was recorded in premises and equipment in our consolidated statement of condition, and the related liability was recorded in long-term debt. Capital lease asset amortization is recorded in occupancy expense over the lease terms. Lease payments are recorded as a reduction of the liability, with a portion recorded as imputed interest expense. For the years ended December 31, 2008 and 2007, interest expense related to these capital lease obligations, recorded in net interest revenue, was $36 million for each year. As of December 31, 2008 and 2007, accumulated amortization of assets under capital leases was $139 million and $110 million, respectively.

We have entered into non-cancelable operating leases for premises and equipment. Nearly all leases include renewal options. Costs related to operating leases for office space are recorded in occupancy expense. Costs related to operating leases for computers and equipment are recorded in information systems and communications expense.

Total rental expense, net of sublease revenue, amounted to $241 million, $199 million and $179 million in 2008, 2007 and 2006, respectively. Rental expense has been reduced by sublease revenue of $11 million, $15 million and $13 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

The following is a summary of future minimum lease payments under non-cancelable capital and operating leases as of December 31, 2008. Future minimum rental commitments have been reduced by aggregate sublease rental commitments of $71 million for capital leases and $127 million for operating leases. The increase in future lease payments compared to amounts reported in prior years resulted from the above-described lease for an office building in the U.K., which was executed in December 2008.

(In millions)	Capital Leases	Operating Leases	Total
2009	$73	$232	$305
2010	74	219	293
2011	74	193	267
2012	70	216	286
2013	70	177	247
Thereafter	831	614	1,445

Total minimum lease payments	1,192	$1,651	$2,843

Less amount representing interest payments	(446)

Present value of minimum lease payments	$746

Note 21.    Expenses

During the fourth quarter of 2008, we elected to provide support to certain investment accounts managed by SSgA through the purchase of asset- and mortgage-backed securities and a cash infusion, which resulted in a charge of $450 million.

SSgA manages certain investment accounts, offered to retirement plans, that allow participants to purchase and redeem units at a constant net asset value regardless of volatility in the underlying value of the assets held by the account. The accounts enter into contractual arrangements with independent third-party financial institutions that agree to make up any shortfall in the account if all the units are redeemed at the constant net asset value. The financial institutions have the right, under certain circumstances, to terminate this guarantee with respect to future investments in the account. During 2008, the liquidity and pricing issues in the fixed-income markets adversely affected the market value of the securities in these accounts to the point that the third-party guarantors considered terminating their financial guarantees with the accounts. Although we were not statutorily or contractually obligated to do so, we elected to purchase approximately $2.49 billion of asset- and mortgage-backed securities from these accounts that had been identified as presenting increased risk in the current market environment and to contribute an aggregate of $450 million to the accounts to improve the ratio of the market value of the accounts’ portfolio holdings to the book value of the accounts. We have no ongoing commitment or intent to provide support to these accounts. The securities are carried in investment securities available for sale in our consolidated statement of condition.

The components of other expenses were as follows for the years ended December 31:

(In millions)	2008	2007	2006
Customer indemnification obligation	$200
Securities processing	187	$79	$37
Other	505	399	281

Total other expenses	$892	$478	$318

In September and October 2008, Lehman Brothers Holdings Inc., or Lehman Brothers, and certain of its affiliates filed for bankruptcy or other insolvency proceedings. While we had no unsecured financial exposure to Lehman Brothers or its affiliates, we indemnified certain customers in connection with these and other collateralized repurchase agreements with Lehman Brothers entities. In the then current market environment, the market value of the underlying collateral had declined. During the third quarter of 2008, to the extent these declines resulted in collateral value falling below the indemnification obligation, we recorded a reserve to provide for our estimated net exposure. The reserve, which totaled $200 million, was based on the cost of satisfying the indemnification obligation net of the fair value of the collateral, which we purchased during the fourth quarter of 2008. The collateral, composed of commercial real estate loans which are discussed in note 5, is recorded in loans and leases in our consolidated statement of condition.

Note 22.    Income Taxes

The components of income tax expense from continuing operations consisted of the following for the years ended December 31:

(In millions)	2008	2007	2006
Current:
Federal	$1,065	$424	$328
State	299	133	82
Non-U.S.	309	338	265

Total current	1,673	895	675

Deferred:
Federal	(442)	(155)	27
State	(194)	(59)	(9)
Non-U.S.	(6)	(39)	(18)

Total deferred (benefit)	(642)	(253)	—

Total income tax expense from continuing operations	$1,031	$642	$675

The income tax expense related to net gains realized from sales of investment securities was $27 million, $3 million and $6 million for 2008, 2007 and 2006, respectively. Pre-tax income from continuing operations attributable to operations located outside the U.S. was $1.11 billion, $1.13 billion and $759 million for 2008, 2007 and 2006, respectively.

Pre-tax earnings of non-U.S. subsidiaries are subject to U.S. tax when effectively repatriated. As of December 31, 2008, State Street has chosen to indefinitely reinvest $773 million of retained earnings of certain foreign subsidiaries. No provision has been recorded for U.S. income tax that could be incurred upon repatriation, and it is not practicable to determine the tax liability that could be incurred upon repatriation.

We recorded a $4 million decrease in deferred tax expense associated with Massachusetts legislation entitled “An Act Improving Tax Fairness and Business Competitiveness,” which was signed into law in July 2008.

Significant components of deferred tax liabilities and assets were as follows at December 31:

(In millions)	2008	2007
Deferred tax liabilities:
Lease financing transactions	$535	$1,177
Foreign currency translation	63	152
Fixed and intangible assets	775	731
Other	51	—

Total deferred tax liabilities	1,424	2,060

Deferred tax assets:
Unrealized losses on available-for-sale securities, net	3,522	486
Deferred compensation	172	122
Defined benefit pension plan	169	85
Operating expenses	272	402
Real estate	44	56
Other	49	81

Total deferred tax assets	4,228	1,232

Valuation allowance for deferred tax assets	(6)	(2)

Net deferred tax assets	4,222	1,230

Net deferred tax (assets) liabilities	$(2,798)	$830

Management considers the valuation allowance adequate to reduce the total deferred tax asset to an amount that will more likely than not be realized. At December 31, 2008, we had deferred tax assets associated with non-U.S. federal and state loss carryforwards of $6 million, included in “other” in the above table. Loss carryforwards expire beginning in 2009.

A reconciliation of the U.S. statutory income tax rate to the effective tax rate based on income from continuing operations before income taxes was as follows for the years ended December 31:

	2008	2007	2006
U.S. federal income tax rate	35.0%	35.0%	35.0%
Changes from statutory rate:
State taxes, net of federal benefit	3.4	2.2	2.9
Tax-exempt income	(2.0)	(1.7)	(1.1)
Tax credits	(0.9)	(1.6)	(1.4)
Foreign tax differential	(1.4)	(2.2)	(1.2)
Provision related to TIPRA	—	—	1.8
Provision related to LILO and SILO transactions	2.4	2.0	2.6
Other, net	(0.3)	—	(0.5)

Effective tax rate	36.2%	33.7%	38.1%

A summary of activity related to unrecognized tax benefits for 2008 and 2007 follows:

(In millions)	2008	2007
Balance at beginning of year	$305	$662
Increase related to tax positions taken during prior years	41	150
Settlements	(1)	(507)

Balance at end of year	$345	$305

Included in the balances in the preceding table above are $294 million and $285 million of tax positions for which the ultimate deductibility is highly certain but for which the timing of such deductibility is uncertain at December 31, 2008 and 2007, respectively. Settlements for 2007 included amounts remitted during 2007 and identified amounts remitted in 2008.

We are presently under audit by a number of tax authorities. It is reasonably possible that unrecognized tax benefits could change significantly over the next 12 months. We do not expect that any change would have a material effect on our effective tax rate.

We record interest and penalties related to income taxes as a component of income tax expense. Income tax expense included interest expense of approximately $22 million and $38 million for the years ended December 31, 2008 and 2007, respectively. We had approximately $62 million and $83 million accrued at December 31, 2008 and 2007, respectively, for the payment of interest. The earliest year open to examination in our major jurisdictions is 2000.

Note 23.    Earnings Per Share

The following table presents the computation of basic and diluted earnings per common share for the years ended December 31:

(Dollars in millions, except per share amounts)	2008	2007	2006
Net income	$1,811	$1,261	$1,106
Preferred stock dividends	(18)	—	—
Accretion of preferred stock discount	(4)	—	—

Net income available to common shareholders	$1,789	$1,261	$1,106

Average shares outstanding (in thousands):
Basic average shares	413,182	360,675	331,350
Effect of dilutive securities:
Stock options and stock awards	2,910	4,788	4,349
Equity-related financial instruments	8	25	33

Diluted average shares	416,100	365,488	335,732

Anti-dilutive securities (in thousands)(1)	2,012	1,091	973

Earnings per common share:
Basic	$4.33	$3.50	$3.34
Diluted	4.30	3.45	3.29

(1)	Represents stock options outstanding but not included in the computation of diluted average shares because the exercise prices of the instruments were greater than the average fair value of our common stock during the periods.

Note 24.    Line of Business Information

We report two lines of business: Investment Servicing and Investment Management. Given our services and management organization, the results of operations for these lines of business are not necessarily comparable with those of other companies, including companies in the financial services industry.

Investment Servicing provides services for U.S. mutual funds, collective investment funds and other investment pools, corporate and public retirement plans, insurance companies, foundations and endowments worldwide. Products include custody, accounting, daily pricing and administration; master trust and master custody; recordkeeping; foreign exchange, brokerage and other trading services; securities finance; deposit and short-term investment facilities; loans and lease financing; investment manager and hedge fund manager operations outsourcing; and performance, risk and compliance analytics to support institutional investors. We provide shareholder services, which include mutual fund and collective investment fund shareholder accounting, through 50%-owned affiliates, Boston Financial Data Services, Inc. and the International Financial Data Services group of companies.

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

The following is a summary of our line of business results. The amounts in the “Divestitures” columns represent the operating results of our joint venture interest in CitiStreet prior to the sale in July 2008. The amounts presented in the “Other” column for 2008 represent the net interest revenue associated with our participation in the AMLF; the gain on the sale of our joint venture interest in CitiStreet; the restructuring charges recorded primarily in connection with our plan to reduce our expenses from operations; the provision related to our estimated net exposure for customer indemnification associated with collateralized repurchase agreements; and the merger and integration costs recorded in connection with our acquisition of Investors Financial. The 2007 amount represents the merger and acquisition costs recorded in connection with the acquisition of Investors Financial. The amounts in the “Divestitures” and “Other” columns were not allocated to State Street’s business lines.

	Investment Servicing			Investment Management			Divestitures			Other			Total
Years ended December 31,	2008	2007	2006	2008	2007	2006	2008	2007	2006	2008	2007	2006	2008	2007	2006
(Dollars in millions, except where otherwise noted)
Fee revenue:
Servicing fees	$3,745	$3,388	$2,723										$3,745	$3,388	$2,723
Management fees	—	—	—	$1,028	$1,141	$943							1,028	1,141	943
Trading services	1,467	1,152	862	—	—	—							1,467	1,152	862
Securities finance	900	518	292	330	163	94							1,230	681	386
Processing fees and other	200	196	208	85	73	56	$(8)	$2	$8				277	271	272

Total fee revenue	6,312	5,254	4,085	1,443	1,377	1,093	(8)	2	8				7,747	6,633	5,186
Net interest revenue	2,472	1,573	986	104	135	104	6	22	20	$68			2,650	1,730	1,110
Provision for loan losses	—	—	—	—	—	—	—	—	—	—			—	—	—

Net interest revenue after provision for loan losses	2,472	1,573	986	104	135	104	6	22	20	68			2,650	1,730	1,110
Gains (Losses) related to investment securities, net	(54)	(27)	15	—	—	—	—	—	—	—			(54)	(27)	15
Gain on sale of CitiStreet interest, net of exit and other associated costs	—	—	—	—	—	—	—	—	—	350			350	—	—

Total revenue	8,730	6,800	5,086	1,547	1,512	1,197	(2)	24	28	418			10,693	8,336	6,311
Expenses from operations	5,642	4,787	3,742	1,133	974	791	5	7	7				6,780	5,768	4,540
Provision for legal exposure, net	—	(47)	—	—	514	—	—	—	—				—	467	—
Provision for investment account infusion	—	—	—	450	—	—	—	—	—				450	—	—
Restructuring charges	—	—	—	—	—	—	—	—	—	306			306	—	—
Customer indemnification obligation	—	—	—	—	—	—	—	—	—	200			200	—	—
Merger and integration costs	—	—	—	—	—	—	—	—	—	115	$198		115	198	—

Total expenses	5,642	4,740	3,742	1,583	1,488	791	5	7	7	621	198		7,851	6,433	4,540

Income (loss) from continuing operations before income taxes	$3,088	$2,060	$1,344	$(36)	$24	$406	$(7)	$17	$21	$(203)	$(198)		$2,842	$1,903	$1,771

Pre-tax margin	35%	30%	26%	(2)%	2%	34%
Average assets (in billions)	$157.9	$120.0	$103.4	$3.3	$3.0	$2.5	$0.5	$0.5	$0.5				$161.7	$123.5	$106.4

Note 25.    Non-U.S. Activities

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

The following table summarizes our non-U.S. operating results for the years ended December 31, and assets as of December 31, based on the domicile location of our customers:

(In millions)	2008	2007	2006
Results of operations:
Total fee revenue	$3,129	$2,707	$2,349
Net interest revenue	632	713	392

Total revenue	3,761	3,420	2,741
Expenses	3,203	2,233	1,840

Income before income taxes	558	1,187	901
Income tax expense	215	415	346

Net income	$343	$772	$555

Assets:
Interest-bearing deposits with banks	$15,534	$4,776	$5,193
Other assets	33,189	29,455	19,510

Total assets	$48,723	$34,231	$24,703

Note 26.    Parent Company Financial Statements

The following tables present the financial statements of the parent company without consolidation of its subsidiaries.

STATEMENT OF INCOME

Years ended December 31,	2008	2007	2006
(In millions)
Interest on securities purchased under resale agreements	$105	$446	$559
Cash dividends from consolidated banking subsidiary	—	70	415
Cash dividends from consolidated non-banking subsidiaries and unconsolidated entities	52	120	177
Other, net	(8)	74	34

Total revenue	149	710	1,185
Interest on securities sold under repurchase agreements	64	360	463
Other interest expense	211	208	146
Other expenses	77	86	36

Total expenses	352	654	645
Income tax benefit	(75)	(76)	(4)

Income (loss) before equity in undistributed income of subsidiaries and unconsolidated entities	(128)	132	544
Equity in undistributed income (loss) of subsidiaries and unconsolidated entities:
Consolidated banking subsidiary	1,814	1,177	602
Consolidated non-banking subsidiaries and unconsolidated entities	125	(48)	(40)

Net income	$1,811	$1,261	$1,106

STATEMENT OF CONDITION

As of December 31,	2008	2007
(In millions)
Assets:
Interest-bearing deposits with banking subsidiary	$2,770	$2,067
Securities purchased under resale agreements from:
Third parties	—	6,798
Consolidated non-banking subsidiaries and unconsolidated entities	—	3
Investment securities available for sale	256	122
Investment securities held to maturity purchased under money market liquidity facility (fair value of $3,099)	3,089	—
Investments in subsidiaries:
Consolidated banking subsidiary	13,339	11,932
Consolidated non-banking subsidiaries	1,158	876
Unconsolidated entities	252	184
Notes and other receivables from:
Consolidated banking subsidiary	422	205
Consolidated non-banking subsidiaries and unconsolidated entities	239	210
Other assets	229	149

Total assets	$21,754	$22,546

Liabilities:
Securities sold under repurchase agreements		$6,293
Short-term borrowings under money market liquidity facility	$3,063	—
Commercial paper	2,588	2,355
Accrued taxes, expenses and other liabilities due to:
Consolidated banking subsidiary	447	241
Consolidated non-banking subsidiaries	9	11
Third parties	255	213
Long-term debt	2,618	2,134

Total liabilities	8,980	11,247
Shareholders’ equity	12,774	11,299

Total liabilities and shareholders’ equity	$21,754	$22,546

STATEMENT OF CASH FLOWS

Years ended December 31,	2008	2007	2006
(In millions)
Net cash provided by operating activities	$144	$170	$497

Investing Activities:
Net increase in interest-bearing deposits with banking subsidiary	(703)	(1,226)	(291)
Net (increase) decrease in securities purchased under resale agreements	6,801	2,489	(211)
Proceeds from maturity of available-for-sale security	10	4	—
Purchases of available-for-sale securities	(168)	(3)	(2)
Purchases under money market liquidity facility, net	(3,089)	—	—
Investments in consolidated banking subsidiary, net	(4,572)	(300)	(5)
Investments in non-banking subsidiaries and unconsolidated entities	(214)	(13)	22
Net (increase) decrease in notes receivable from subsidiaries	(146)	18	1
Other, net	(21)	129	141

Net cash (used in) provided by investing activities	(2,102)	1,098	(345)

Financing Activities:
Net increase (decrease) in securities sold under repurchase agreements	(6,293)	(2,479)	148
Net increase in short-term borrowings under money market liquidity facility, net	3,063	—	—
Net increase in commercial paper	233	1,357	134
Proceeds from issuance of long-term debt, net of issuance costs	493	1,488	—
Payments for long-term debt	(25)	(516)	—
Proceeds from public offering of common stock, net of issuance costs	2,251	—	—
Proceeds from issuance of preferred stock	1,879	—	—
Proceeds from issuance of warrant to purchase common stock	121	—	—
Purchases of common stock	—	(1,002)	(368)
Proceeds from issuance of common stock for stock awards and options exercised	12	—	—
Proceeds from issuances of treasury stock	623	185	193
Payments for cash dividends	(399)	(301)	(259)

Net cash (used in) provided by financing activities	1,958	(1,268)	(152)

Net change	—	—	—
Cash and due from banks at beginning of year	—	—	—

Cash and due from banks at end of year	$—	$—	$—

STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES

Distribution of Average Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential (Unaudited)

Average statements of condition and net interest revenue analysis for the years indicated are presented below.

Years ended December 31,	2008			2007			2006
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Interest-bearing deposits with non-U.S. banks	$17,645	$725	4.11%	$7,420	$415	5.60%	$9,581	$412	4.30%
Interest-bearing deposits with U.S. banks	6,358	35.56		13	1	7.19	40	2	5.00
Securities purchased under resale agreements	10,195	276	2.71	12,466	664	5.32	12,543	649	5.18
Federal funds sold	2,700	63	2.33	1,936	92	4.77	277	14	4.91
Trading account assets	2,423	78	3.22	972	55	5.60	975	48	4.91
Investment securities:
U.S. Treasury and federal agencies	23,434	889	3.79	21,705	1,106	5.10	21,160	1,011	4.78
State and political subdivisions(2)	6,138	343	5.59	5,268	251	4.79	2,616	115	4.45
Other investments	42,655	1,931	4.53	44,017	2,292	5.21	37,803	1,830	4.84
Investment securities purchased under AMLF	9,193	367	4.00	—	—	—	—	—	—
Commercial and financial loans	9,967	306	3.07	8,759	365	4.18	5,338	205	3.84
Lease financing(2)	1,917	(30)	(1.57)	1,994	29	1.45	2,332	83	3.59

Total interest-earning assets(2)	132,625	4,983	3.75	104,550	5,270	5.04	92,665	4,369	4.72
Cash and due from banks	5,096			3,272			2,977
Other assets	23,976			15,660			10,802

Total assets	$161,697			$123,482			$106,444

Liabilities and shareholders’ equity:
Interest-bearing deposits:
Time	$4,115	142	3.45	$2,476	135	5.45	$1,617	57	3.52
Savings	7,101	81	1.14	5,081	178	3.50	836	32	3.81
Non-U.S.	68,291	1,103	1.62	60,663	1,985	3.27	53,182	1,802	3.39

Total interest-bearing deposits	79,507	1,326	1.67	68,220	2,298	3.37	55,635	1,891	3.40
Securities sold under repurchase agreements	14,261	177	1.24	16,132	701	4.35	20,883	914	4.38
Federal funds purchased	1,026	18	1.77	1,667	86	5.15	2,777	140	5.04
Other short-term borrowings	5,996	180	2.99	4,225	172	4.09	2,039	91	4.46
Short-term borrowings under AMLF	9,170	299	3.26	—	—	—	—	—	—
Long-term debt	4,106	229	5.59	3,402	225	6.62	2,621	178	6.77

Total interest-bearing liabilities	114,066	2,229	1.95	93,646	3,482	3.72	83,955	3,214	3.83

Noninterest-bearing deposits:
Special time	14,547			9,836			7,282
Demand	5,384			225			663
Non-U.S.(3)	678			579			329
Other liabilities	14,614			9,769			7,471
Shareholders’ equity	12,408			9,427			6,744

Total liabilities and shareholders’ equity	$161,697			$123,482			$106,444

Net interest revenue		$2,754			$1,788			$1,155

Excess of rate earned over rate paid			1.80%			1.32%			.89%
Net interest margin(1)			2.08			1.71			1.25

(1)	Net interest margin is fully taxable-equivalent net interest revenue divided by average interest-earning assets.

(2)	Fully taxable-equivalent revenue is a method of presentation in which the tax savings achieved by investing in tax-exempt securities are included in interest revenue with a corresponding charge to income tax expense. This method facilitates the comparison of the performance of tax-exempt and taxable securities. The adjustment is computed using a federal income tax rate of 35%, adjusted for applicable state income taxes, net of the related federal tax benefit. The fully taxable-equivalent adjustments included in interest revenue above were $104 million, $58 million and $45 million for the years ended December 31, 2008, 2007 and 2006, respectively.

(3)	Non-U.S. noninterest-bearing deposits were $270 million, $1.02 billion and $326 million at December 31, 2008, 2007 and 2006, respectively.

The table below summarizes changes in fully taxable-equivalent interest revenue and interest expense due to changes in volume of interest-earning assets and interest-bearing liabilities, and due to changes in interest rates. Changes attributed to both volumes and rates have been allocated based on the proportion of change in each category.

Years ended December 31,	2008 Compared to 2007			2007 Compared to 2006
(Dollars in millions; fully taxable-equivalent basis)	Change in Volume	Change in Rate	Net (Decrease) Increase	Change in Volume	Change in Rate	Net (Decrease) Increase
Interest revenue related to:
Interest-bearing deposits with non-U.S. banks	$573	$(263)	$310	$(93)	$96	$3
Interest-bearing deposits with U.S. banks	34	—	34	(1)	—	(1)
Securities purchased under resale agreements	(121)	(267)	(388)	(4)	19	15
Federal funds sold	37	(66)	(29)	81	(3)	78
Trading account assets	81	(58)	23	—	7	7
Investment securities:
U.S. Treasury and federal agencies	88	(305)	(217)	26	69	95
State and political subdivisions	42	50	92	118	18	136
Other investments	(71)	(290)	(361)	300	162	462
Investment securities purchased under AMLF	367	—	367	—	—	—
Commercial and financial loans	51	(110)	(59)	130	30	160
Lease financing	(1)	(58)	(59)	(12)	(42)	(54)

Total interest-earning assets	1,080	(1,367)	(287)	545	356	901
Interest expense related to:
Deposits:
Time	89	(82)	7	30	48	78
Savings	71	(168)	(97)	162	(16)	146
Non-U.S.	250	(1,132)	(882)	254	(71)	183
Securities sold under repurchase agreements	(81)	(443)	(524)	(208)	(5)	(213)
Federal funds purchased	(33)	(35)	(68)	(56)	2	(54)
Other short-term borrowings	73	(65)	8	98	(17)	81
Short-term borrowings under AMLF	299	—	299	—	—	—
Long-term debt	47	(43)	4	53	(6)	47

Total interest-bearing liabilities	715	(1,968)	(1,253)	333	(65)	268

Net interest revenue	$365	$601	$966	$212	$421	$633

Quarterly Summarized Financial Information (Unaudited)

(Dollars and shares in millions, except per share amounts)	2008 Quarters				2007 Quarters
	Fourth	Third	Second	First	Fourth	Third	Second	First
Total fee revenue	$1,881	$1,899	$2,006	$1,961	$1,927	$1,799	$1,537	$1,370
Interest revenue	1,427	1,027	1,137	1,288	1,454	1,383	1,203	1,172
Interest expense	584	502	480	663	898	919	818	847

Net interest revenue	843	525	657	625	556	464	385	325
Provision for loan losses	—	—	—	—	—	—	—	—

Net interest revenue after provision for loan losses	843	525	657	625	556	464	385	325
Gains (Losses) related to investment securities, net	(51)	(3)	9	(9)	(4)	(23)	(1)	1
Gain on sale of CitiStreet interest, net of exit and other associated costs	—	350	—	—	—	—	—	—

Total revenue	2,673	2,771	2,672	2,577	2,479	2,240	1,921	1,696
Total expenses	2,311	1,925	1,841	1,774	2,173	1,689	1,358	1,213

Income before income tax expense	362	846	831	803	306	551	563	483
Income tax expense	106	369	283	273	83	193	197	169

Net income	$256	$477	$548	$530	$223	$358	$366	$314

Net income available to common shareholders	$234	$477	$548	$530	$223	$358	$366	$314

Earnings per common share from continuing operations:
Basic	$.55	$1.11	$1.36	$1.37	$.58	$.92	$1.09	$.94
Diluted	.54	1.09	1.35	1.35	.57	.91	1.07	.93

Earnings per common share:
Basic	$.55	$1.11	$1.36	$1.37	$.58	$.92	$1.09	$.94
Diluted	.54	1.09	1.35	1.35	.57	.91	1.07	.93

Average common shares outstanding:
Basic	431	431	402	388	385	387	336	334
Diluted	432	435	407	394	392	392	341	339
Dividends per common share	$.24	$.24	$.24	$.23	$.23	$.22	$.22	$.21

Common stock price:
High	$58.05	$74.85	$85.31	$86.55	$82.53	$73.76	$70.58	$72.82
Low	28.06	29.09	63.23	69.75	66.79	59.13	64.21	61.70
Close	39.33	56.88	63.99	79.00	81.20	68.16	68.40	64.75

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES; CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

State Street has established and maintains disclosure controls and procedures that are designed to ensure that material information relating to State Street and its subsidiaries on a consolidated basis required to be disclosed in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to State Street’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. For the fiscal quarter ended December 31, 2008, State Street’s management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of State Street’s disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that State Street’s disclosure controls and procedures were effective as of December 31, 2008.

State Street has also established and maintains internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In the ordinary course of business, State Street routinely enhances its internal controls and procedures for financial reporting by either upgrading its current systems or implementing new systems. Changes have been made and will be made to State Street’s internal controls and procedures for financial reporting as a result of these efforts. During the fiscal quarter ended December 31, 2008, no change occurred in State Street’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, State Street’s internal control over financial reporting.

INTERNAL CONTROL OVER FINANCIAL REPORTING

Management’s Report on Internal Control Over Financial Reporting

The management of State Street is responsible for the preparation and fair presentation of the financial statements and other financial information contained in this Form 10-K. Management is also responsible for establishing and maintaining adequate internal control over financial reporting. Management has designed business processes and internal controls and has also established and is responsible for maintaining a business culture that fosters financial integrity and accurate reporting. To these ends, management maintains a comprehensive system of internal controls intended to provide reasonable assurances regarding the reliability of financial reporting and the preparation of the consolidated financial statements of State Street in accordance with generally accepted accounting principles. State Street’s accounting policies and internal control over financial reporting, established and maintained by management, are under the general oversight of State Street’s Board of Directors, including State Street’s Examining and Audit Committee.

Management has made a comprehensive review, evaluation, and assessment of State Street’s internal control over financial reporting as of December 31, 2008. The standard measures adopted by management in making its evaluation are the measures in the Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework).

Based upon its review and evaluation, management has concluded that State Street’s internal control over financial reporting is effective at December 31, 2008, and that there were no material weaknesses in State Street’s internal control over financial reporting as of that date.

Ernst & Young LLP, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Form 10-K, has issued its written attestation report on its assessment of State Street’s internal control over financial reporting which follows this report.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

THE SHAREHOLDERS AND BOARD OF DIRECTORS

STATE STREET CORPORATION

We have audited State Street Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). State Street Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, State Street Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of condition of State Street Corporation as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 of State Street Corporation and our report dated February 26, 2009 expressed an unqualified opinion thereon.

Boston, Massachusetts

February 26, 2009

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning our directors will appear in our Proxy Statement for the 2009 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2009, under the caption “Election of Directors.” Such information is incorporated herein by reference.

Information about a current director of State Street who will be retiring as director at the 2009 Annual Meeting of Shareholders is as follows:

NADER F. DAREHSHORI	Director since 1990

Chairman, President, Chief Executive Officer and co-founder of Aptius Education, Inc., an educational publishing company, since 2007. Mr. Darehshori, now age 72, was Chairman, director and co-founder of Cambium Learning, Inc., an educational publishing company, from 2004 to 2007. He was Chairman, President and Chief Executive Officer of Houghton Mifflin Company, a publishing company, from 1990 to 2000. Mr. Darehshori is a director of Aviva USA Corporation. He is a trustee of Wellesley College and the Dana-Farber Cancer Institute, and a director of the Tanenbaum Center for Interreligious Understanding. Mr. Darehshori received a B.A. degree from the University of Wisconsin.

Information concerning our executive officers appears under the caption “Executive Officers of the Registrant” in Item 4A of this Form 10-K. Information concerning our Examining and Audit Committee will appear in our Proxy Statement for the 2009 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2009, under the caption “Corporate Governance at State Street—Committees of the Board of Directors.” Such information is incorporated herein by reference. Information concerning compliance with Section 16(a) of the Securities Exchange Act will appear in our Proxy Statement for the 2009 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2009, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.” Such information is incorporated herein by reference.

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

Information in response to this item will appear in our Proxy Statement for the 2009 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2009, under the caption “Executive Compensation.” Such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management will appear in our Proxy Statement for the 2008 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2009, under the caption “Beneficial Ownership of Shares.” Such information is incorporated herein by reference.

RELATED STOCKHOLDER MATTERS

The following table discloses the number of outstanding common stock options, warrants and rights granted by State Street to participants in equity compensation plans, as well as the number of securities remaining available for future issuance under these plans, as of December 31, 2008. The table provides this information separately for equity compensation plans that have and have not been approved by shareholders.

(Shares in thousands)	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category:
Equity compensation plans approved by shareholders	23,926	$59.93	9,244
Equity compensation plans not approved by shareholders	70	—	—

Total	23,996	$59.93	9,244

One compensation plan under which equity securities of State Street are authorized for issuance has been adopted without the approval of shareholders.

In 2001, the Board adopted the State Street Corporation Savings-Related Stock Plan, or “SAYE Plan,” for employees in the United Kingdom. Under the SAYE Plan, employee-participants could commit to save a specified amount from after-tax pay for a fixed period (either three or five years). Savings are deducted automatically. At the end of the period chosen, a tax-free bonus is added by State Street to the savings amount (the level of the bonus depends on the length of the fixed period of savings), and participants have the option to receive the savings and bonus amount in cash, or to use the amount to purchase common stock from State Street at an exercise price equal to the market price of the stock as of the date of joining the SAYE Plan less a discount fixed by State Street at the date of joining. For participants joining the SAYE Plan in 2001, the discount was 15%. There was no discount for participants joining in 2002. Options granted under the SAYE Plan are non-transferable. If a participant withdraws from participation before the end of the fixed period, the options to purchase stock are forfeited. If a participant terminates employment during the period due to retirement, disability, redundancy or sale of the employer from State Street’s group, the options may be exercised within six months of the occurrence, or one year if by reason of death. Under the SAYE Plan, an aggregate of 170,000 shares of common stock was authorized for issuance. The SAYE Plan has been discontinued and no new participations under the SAYE Plan are permitted. At December 31, 2008, there were no outstanding stock options.

In addition, individual directors who are not our employees have received annual awards of deferred stock for a number of shares based on the amount of their annual retainer, payable after the director leaves the Board or attains a specific age. The number of deferred shares includes, in the case of certain directors, additional deferred share amounts in respect of an accrual under a terminated retirement plan, and for all directors is increased to reflect dividends paid on the common stock. Also, directors who are not our employees may receive their annual retainer payable at their option either in shares of our common stock or cash, and may further elect to defer either 50% or 100% until after termination of their services as a director. The number of deferred shares is increased to reflect dividends paid on the common stock. Deferred stock awards totaling 187,258 shares of common stock were outstanding at December 31, 2008; awards made through June 30, 2003 have not been approved by shareholders. Awards of deferred stock made or non-deferred retainer shares paid to individual directors after June 30, 2003 have been or will be made under our 1997 or 2006 Equity Incentive Plan, which was approved by shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions and director independence will appear in our Proxy Statement for the 2009 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2009, under the captions “Related Person Transactions” and “Corporate Governance at State Street.” Such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning principal accounting fees and services will appear in our Proxy Statement for the 2009 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2009, under the caption “Relationship with Independent Registered Public Accounting Firm.” Such information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS	AND FINANCIAL STATEMENT SCHEDULES

(A)(1) FINANCIAL STATEMENTS

The following consolidated financial statements of State Street are included in Item 8 hereof:

Report of Independent Registered Public Accounting Firm

Consolidated Statement of Income—Years ended December 31, 2008, 2007 and 2006

Consolidated Statement of Condition—As of December 31, 2008 and 2007

Consolidated Statement of Changes in Shareholders’ Equity—Years ended December 31, 2008, 2007 and 2006

Consolidated Statement of Cash Flows—Years ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

(A)(2) FINANCIAL STATEMENT SCHEDULES

Certain schedules to the consolidated financial statements have been omitted if they were not required by Article 9 of Regulation S-X or if, under the related instructions, they were inapplicable, or the information was contained elsewhere herein.

(A)(3) EXHIBITS

The exhibits listed in the Exhibit Index beginning on page 148 of this Form 10-K are filed herewith or are incorporated herein by reference to other SEC filings.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, on February 26, 2009, thereunto duly authorized.

STATE STREET CORPORATION

By	/s/ EDWARD J. RESCH
EDWARD J. RESCH, Executive Vice President and Chief Financial Officer

By	/s/ JAMES J. MALERBA
JAMES J. MALERBA, Executive Vice President and Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 26, 2009 by the following persons on behalf of the registrant and in the capacities indicated.

OFFICERS:

/s/ RONALD E. LOGUE	/s/ EDWARD J. RESCH
RONALD E. LOGUE, Chairman and Chief Executive Officer; Director	EDWARD J. RESCH, Executive Vice President and Chief Financial Officer

/s/ JAMES J. MALERBA
JAMES J. MALERBA, Executive Vice President and Corporate Controller

DIRECTORS:

/s/ RONALD E. LOGUE	/s/ LINDA A. HILL
RONALD E. LOGUE	LINDA A. HILL

/s/ KENNETT F. BURNES	/s/ CHARLES R. LAMANTIA
KENNETT F. BURNES	CHARLES R. LAMANTIA

/s/ PETER COYM	/s/ RICHARD P. SERGEL
PETER COYM	RICHARD P. SERGEL

/s/ NADER F. DAREHSHORI	/s/ RONALD L. SKATES
NADER F. DAREHSHORI	RONALD L. SKATES

/s/ AMELIA C. FAWCETT	/s/ GREGORY L. SUMME
AMELIA C. FAWCETT	GREGORY L. SUMME

/s/ DAVID P. GRUBER	/s/ ROBERT E. WEISSMAN
DAVID P. GRUBER	ROBERT E. WEISSMAN

EXHIBIT INDEX

(filed herewith)

3.1	Restated Articles of Organization, as amended (filed as Exhibit 3.1 to State Street’s Current Report on Form 8-K dated October 28, 2008 filed with the Commission October 31, 2008 and incorporated herein by reference)

3.2	Amended and Restated By-Laws

4.1	The description of State Street’s Common Stock is included in State Street’s Registration Statement on Form 8-A, as filed on January 18, 1995 and March 7, 1995 (filed on January 18, 1995 and March 7, 1995 and incorporated herein by reference)

4.2

Warrant dated October 28, 2008 (filed as Exhibit 4.1 to State Street’s Current Report on Form
8-K dated October 28, 2008 and incorporated herein by reference)

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

10.1†	State Street’s Management Supplemental Retirement Plan Amended and Restated

10.2†

State Street’s Executive Supplemental Retirement Plan (formerly, “State Street Supplemental Defined Benefit Pension Plan for Executive Officers”) Amended and Restated (filed as Exhibit 10.1 to State Street’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 filed with the Commission on November 4, 2008 and incorporated herein by reference)

10.3†	Form of Employment Agreement with each of Ronald E. Logue and Edward J. Resch, Amended and Restated Effective as of January 1, 2008 (filed as Exhibit 10.2 to State Street’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 filed with the Commission on November 4, 2008 and incorporated herein by reference)

10.4†	Form of Employment Agreement with each of Joseph L. Hooley, Joseph C. Antonellis and
James S. Phalen, Amended and Restated Effective as of January 1, 2008 (filed as Exhibit 10.3 to State Street’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 filed with Commission on November 4, 2008 and incorporated herein by reference)

10.5†	State Street’s Executive Compensation Trust Agreement dated December 6, 1996 (Rabbi Trust)

10.6†	State Street’s 1997 Equity Incentive Plan, as amended, and forms of awards and agreements thereunder

10.7†	State Street’s 2006 Equity Incentive Plan and forms of award agreements thereunder (filed as Exhibit 10.8 to State Street’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Commission February 15, 2008; filed as Exhibit 10.1 to State Street’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed with the Commission August 1, 2008, which exhibits are incorporated herein by reference)

10.8†	State Street’s 2006 Senior Executive Annual Incentive Plan (filed as Appendix C to State Street’s definitive Proxy Statement filed with the Commission on March 13, 2006 and incorporated herein by reference)

10.9†	State Street’s Management Supplemental Savings Plan, Amended and Restated (filed as Exhibit 10.2 to State Street’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed with the Commission on November 2, 2007 and incorporated herein by reference)

10.10†	Deferred Compensation Plan for Directors of State Street Corporation, Restated

10.11†	Amended and Restated Deferred Compensation Plan for Directors of State Street Bank and Trust Company (filed as Exhibit 10.3 to State Street’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed with the Commission on August 4, 2006 and incorporated herein by reference)

10.12†	Description of compensation arrangements for non-employee directors

10.13†	Memorandum of agreement of employment of Edward J. Resch, accepted October 16, 2002

10.14†	Separation Agreement between State Street Corporation and William W. Hunt, dated as of January 2, 2008 (filed as Exhibit 10.16 to State Street’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Commission February 15, 2008 and incorporated herein by reference)

10.15†	Form of Waiver dated October 27, 2008 for compensation and benefit matters related to United States Department of Treasury’s Capital Purchase Program by each of
Ronald E. Logue, Joseph L. Hooley, Joseph C. Antonellis, James S. Phalen and Edward J. Resch

10.16†	Form of Omnibus Amendment for compensation and benefits dated October 28, 2008 between State Street Corporation and each of Ronald E. Logue, Joseph L. Hooley,
Joseph C. Antonellis, James S. Phalen and Edward J. Resch

10.17	Purchase Agreement dated as of October 26, 2008 between State Street Corporation and the United States Department of the Treasury (filed as Exhibit 10.1 to State Street’s Current Report on Form 8-K dated October 27, 2008 filed with the Commission October 31, 2008 and incorporated herein by reference)

10.18A†	Form of Indemnification Agreement between State Street Corporation and each of its directors (filed as Exhibit 10.1 to State Street’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed with the Commission on May 4, 2007 and incorporated herein by reference)

10.18B†	Form of Indemnification Agreement between State Street Corporation and each of its executive officers (filed as Exhibit 10.2 to State Street’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed with the Commission on May 4, 2007 and incorporated herein by reference)

10.18C†	Form of Indemnification Agreement between State Street Bank and Trust Company and each of its directors (filed as Exhibit 10.3 to State Street’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed with the Commission on May 4, 2007 and incorporated herein by reference)

10.18D†	Form of Indemnification Agreement between State Street Bank and Trust Company and each of its executive officers (filed as Exhibit 10.4 to State Street’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed with the Commission on May 4, 2007 and incorporated herein by reference)

11	Computation of Earnings per Share (information appears in note 23 of the Notes to Consolidated Financial Statements included under Part II, Item 8)

12	Statement of Ratios of Earnings to Fixed Charges

21	Subsidiaries of State Street Corporation

23	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

†	Denotes management contract or compensatory plan or arrangement