Form 10-Q
period 2009-03-31
STATE STREET Corp
filed 2009-05-04
CIK 93751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐      Non-accelerated filer  ☐    Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of State Street’s common stock outstanding on April 30, 2009 was 434,772,087.

STATE STREET CORPORATION

Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2009

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

GENERAL

State Street Corporation is a financial holding company headquartered in Boston, Massachusetts. Through its subsidiaries, including its principal bank subsidiary, State Street Bank and Trust Company, which we refer to as State Street Bank, State Street Corporation provides a full range of products and services to meet the needs of institutional investors worldwide. Unless otherwise indicated or unless the context requires otherwise, all references in this Management’s Discussion and Analysis to “State Street,” “we,” “us,” “our” or similar terms mean State Street Corporation and its subsidiaries on a consolidated basis. All references in this Form 10-Q to the parent company are to State Street Corporation. At March 31, 2009, we had consolidated total assets of $142.14 billion, consolidated total deposits of $83.92 billion, consolidated total shareholders’ equity of $13.86 billion, and employed 27,500.

Our customers include mutual funds, collective investment funds and other investment pools, corporate and public retirement plans, insurance companies, foundations, endowments and investment managers. Our two lines of business, Investment Servicing and Investment Management, provide products and services including custody, recordkeeping, daily pricing and administration, shareholder services, foreign exchange, brokerage and other trading services, securities finance, deposit and short-term investment facilities, loan and lease financing, investment manager and hedge fund manager operations outsourcing, performance, risk and compliance analytics, investment research and investment management, including passive and active U.S. and non-U.S. equity and fixed-income strategies. We had $11.34 trillion of assets under custody and $1.40 trillion of assets under management at March 31, 2009. Financial information about our business lines is provided later in the “Line of Business Information” section of this Management’s Discussion and Analysis.

This Management’s Discussion and Analysis is part of our Quarterly Report on Form 10-Q filed with the SEC, and updates the Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2008, which we refer to as the 2008 Form 10-K, and which we previously filed with the SEC. You should read the financial information in this Management’s Discussion and Analysis and elsewhere in this Form 10-Q in conjunction with the financial information contained in that report. Certain previously reported amounts have been reclassified to conform to current period classifications as presented in this Form 10-Q.

We prepare our consolidated financial statements in accordance with United States generally accepted accounting principles, which we refer to as GAAP, and which require management to make judgments in the application of its accounting policies that involve significant estimates and assumptions about the effect of matters that are inherently uncertain. Accounting policies considered by management to be relatively more significant in this respect are accounting for the fair value of financial instruments, special purpose entities, and goodwill and other intangible assets. Additional information about these accounting policies is included in the “Significant Accounting Estimates” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2008 Form 10-K. Although no significant changes were made to these accounting policies during the first quarter of 2009, we have provided updated information with respect to our accounting for the fair value of financial instruments and our accounting for special purpose entities in this Management’s Discussion and Analysis.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

FORWARD-LOOKING STATEMENTS

This Form 10-Q, particularly this Management’s Discussion and Analysis, contains statements that are considered “forward-looking,” including statements about industry trends, management’s future expectations and other matters that do not relate strictly to historical facts, are based on assumptions by management, and are often identified by such forward-looking terminology as “expect,” “look,” “believe,” “anticipate,” “estimate,” “seek,” “may,” “will,” “trend,” “target” and “goal,” or similar statements or variations of such terms. Forward-looking statements may include, among other things, statements about State Street’s confidence in its strategies and its expectations about its financial performance, market growth, acquisitions and divestitures, new technologies, services and opportunities and earnings.

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

•

the possibility that changes in market conditions, regulatory activities or asset performance (including the financial condition of any insurer or guarantor, or the ratings, of any assets) or to accounting rules may require any off-balance sheet activities, including the unconsolidated asset-backed commercial paper conduits we administer, to be consolidated into our financial statements, requiring the recognition of associated losses;

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

•

the results of litigation and similar disputes and, in particular, the effect of current or potential litigation concerning State Street Global Advisors’, or SSgA’s, active fixed-income strategies, and the enactment of legislation and changes in regulation and enforcement that impact us and our customers, as well as the effects of legal and regulatory proceedings;

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

Therefore, actual outcomes and results may differ materially from what is expressed in our forward-looking statements and from our historical financial results due to the factors discussed in this Management’s Discussion and Analysis and elsewhere in this Form 10-Q or disclosed in our other SEC filings. Forward-looking statements should not be relied upon as representing our expectations or beliefs as of any time subsequent to the time this Form 10-Q is filed with the SEC. State Street undertakes no obligation to revise the forward-looking statements contained in this Form 10-Q to reflect events after the time it is filed with the SEC. The factors discussed above are not intended to be a complete summary of all risks and uncertainties that may affect our businesses. We cannot anticipate all potential economic, operational and financial developments that may adversely impact our operations and our financial results.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

OVERVIEW OF FINANCIAL RESULTS

	Quarters Ended March 31,
(Dollars in millions, except per share amounts)	2009	2008	% Change
Total fee revenue	$1,422	$1,961	(27)%
Net interest revenue	564	625	(10)
Gains (Losses) related to investment securities, net	16	(9)

Total revenue	2,002	2,577	(22)
Provision for loan losses	84	—
Expenses:
Expenses from operations	1,287	1,748	(26)
Merger and integration costs	17	26	(35)

Total expenses	1,304	1,774	(26)

Income before income tax expense	614	803	(24)
Income tax expense	138	273

Net income	$476	$530	(10)

Net income available to common shareholders	$445	$530	(16)

Earnings per common share:
Basic	$1.03	$1.36
Diluted	1.02	1.35
Average common shares outstanding (in thousands):
Basic	432,179	387,942
Diluted	435,299	393,647
Cash dividends declared	$.01	$.23
Return on common shareholders’ equity	15.7%	18.7%

Financial Highlights

For the first quarter of 2009, we recorded net income available to common shareholders of $445 million, or $1.02 per diluted common share, compared to $530 million, or $1.35 per diluted share, for the first quarter of 2008. Return on common shareholders’ equity was 15.7% compared to 18.7% for the first quarter of 2008.

Total revenue for the first quarter of 2009 decreased 22% from the first quarter of 2008, with total fee revenue down 27%. Generally, all fee revenue types were down compared to the prior-year quarter, reflecting the impact of the ongoing instability in the global financial markets. Servicing fee and management fee revenue were down 20% and 35%, respectively, from the year-ago quarter, compared to more significant declines in equity market valuations over the same period as measured by the published indices presented in the “INDEX” table in this Management’s Discussion and Analysis on page 8. Trading services revenue decreased primarily as a result of lower trading volumes, partially offset by higher levels of volatility. Securities finance revenue decreased compared to the first quarter of 2008 primarily from lower lending volumes caused by lower demand.

Net interest revenue decreased 10% compared to the first quarter of 2008, or 8% on a fully taxable-equivalent basis ($596 million compared to $648 million, reflecting tax-equivalent adjustments of $32 million and $23 million, respectively), with a related decrease in net interest margin of 19 basis points. The decline was generally the result of decreases in interest-bearing deposit volumes and interest rate spreads, as well as the impact of a more

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

conservative re-investment strategy with respect to our investment securities portfolio, which included the investment of excess cash in short-term money market instruments, in light of the continued disruption in the financial markets and to increase overall liquidity.

We recorded a provision for loan losses of $84 million during the first quarter of 2009, related to commercial real estate loans purchased in 2008 from certain customers pursuant to indemnified repurchase agreements. The provision reflected management’s revised expectation of future principal and interest cash flows with respect to these loans. Management’s change in expectation resulted primarily from its assessment of the impact of deteriorating economic conditions in the commercial real estate markets during the quarter.

Total expenses of $1.30 billion for the first quarter of 2009 decreased 26% from the first quarter of 2008, primarily the result of a 31% reduction in salaries and benefits expense. This decrease was mainly attributable to a reduction in incentive compensation for the first quarter of 2009, as well as the impact of our previously announced reduction in force. The decrease also reflected the impact of lower transaction processing expenses and lower professional fees. Expenses for the first quarter of 2009 included $17 million of merger and integration costs associated with the 2007 acquisition of Investors Financial, compared to $26 million for the first quarter of 2008.

With the decline in total expenses exceeding the decline in total revenue for the first quarter of 2009 compared to the first quarter of 2008, we achieved positive operating leverage. Operating leverage is defined as the difference between the growth rate of total revenue and the growth rate of total expenses.

Results for the first quarter of 2009 included the following significant items outside of the ordinary course of our business.

•

We earned $7 million of pre-tax net interest revenue related to our participation in the Federal Reserve’s AMLF (see the “Net Interest Revenue” section of this Management’s Discussion and Analysis for addition information); and

•	We recorded $17 million of merger and integration costs during the first quarter of 2009 associated with our July 2007 acquisition of Investors Financial.

At March 31, 2009, we had aggregate assets under custody of $11.34 trillion, which decreased $704 billion, or 6%, from $12.04 trillion at December 31, 2008, and decreased $3.56 trillion, or 24%, from $14.90 trillion at March 31, 2008. At March 31, 2009, we had aggregate assets under management of $1.40 trillion, which decreased $49 billion, or 3%, from $1.44 trillion at December 31, 2008, and decreased $560 billion, or 29%, from $1.96 trillion at March 31, 2008. The decreases in assets under custody and assets under management from December 31, 2008 to March 31, 2009 were primarily associated with the continued instability in the financial markets and resulting declines in asset valuations.

During the first quarter of 2009, we generated approximately $111 billion of new business in assets to be serviced, for which we will provide various services including accounting, fund administration, custody, foreign exchange, transition management, currency management, securities finance, transfer agency, performance analytics, compliance reporting and monitoring, hedge fund servicing and private equity administration, and investment manager operations outsourcing. With respect to this new business, we expect to earn fee revenue in future periods as we service the assets.

During the first quarter of 2009, we generated approximately $37 billion of net new business in assets to be managed, for which we will provide various asset management services including passive index strategies and

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

exchange-traded funds. With respect to this new business, we expect to earn fee revenue in future periods as we manage the customer assets.

Our effective tax rate for the first quarter of 2009 was 22.5%, down from 34.0% in the 2008 quarter, and we expect it to be about 31.5% for the full year 2009. Consistent with our business strategy, our intent to reinvest the earnings in certain of our non-U.S. subsidiaries allowed us to reduce taxes accrued with respect to 2009 earnings, as well as certain taxes accrued in prior periods, by approximately $63 million.

CONSOLIDATED RESULTS OF OPERATIONS

This section discusses our consolidated results of operations for the first quarter of 2009 compared to the same period in 2008, and should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Form 10-Q.

TOTAL REVENUE

	Quarters Ended March 31,
(Dollars in millions)	2009	2008	% Change
Fee revenue:
Servicing fees	$766	$960	(20)%
Management fees	181	278	(35)
Trading services	245	366	(33)
Securities finance	181	303	(40)
Processing fees and other	49	54	(9)

Total fee revenue	1,422	1,961	(27)
Net interest revenue:
Interest revenue	738	1,288	(43)
Interest expense	174	663	(74)

Net interest revenue	564	625	(10)
Gains (Losses) related to investment securities, net	16	(9)

Total revenue	$2,002	$2,577	(22)

Fee Revenue

Servicing and management fees collectively comprised approximately 67% of our total fee revenue for the first quarter of 2009 and 63% for the first quarter of 2008. These fees are a function of several factors, including the mix and volume of assets under custody and assets under management, securities positions held and the volume of portfolio transactions, and the types of products and services used by customers, and are affected by changes in worldwide equity and fixed-income valuations.

Generally, servicing fees are affected, in part, by changes in daily average valuations of assets under custody, while management fees are affected by changes in month-end valuations of assets under management. Additional factors, such as the level of transaction volumes, changes in service level, balance credits, customer minimum balances, pricing concessions and other factors, may have a significant effect on servicing fee revenue. Generally, management fee revenue is more sensitive to market valuations than servicing fee revenue. Management fees also include performance fees, which amounted to approximately 1% of management fees for

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

the first quarter of 2009 compared to 3% for the first quarter of 2008. Performance fees are generated when the performance of certain managed funds exceeds benchmarks specified in the management agreements. We experience more volatility with performance fees than with more traditional management fees.

In light of the above, we estimate, assuming all other factors remain constant, that a 10% increase or decrease in worldwide equity values would result in a corresponding change in our total revenue of approximately 2%. If fixed-income security values were to increase or decrease by 10%, we would anticipate a corresponding change of approximately 1% in our total revenue. We would expect the foregoing relationships to exist in normalized financial markets. These relationships were not experienced in 2008 or in the first quarter of 2009, in light of the continued disruption in the global financial markets. Those disrupted conditions adversely affected our servicing and management fee revenues for 2008 and the first quarter of 2009, which are based, in part, on the value of assets under custody or management as described earlier in this section. In general, our trading services revenue benefited from volatility in the markets, and our securities finance revenue benefited from wider spreads, in spite of a decline in securities lending volumes caused by reduced or suspended participation by some institutional investors in the program. Collectively, these positive trends offset a portion of the market-related impact on certain of our revenue. We cannot predict with any certainty what the impact of changes in equity and fixed-income security values will be on our market-driven revenue for full-year 2009.

The following table presents selected equity market indices for the quarters ended March 31, 2009 and 2008. Daily averages and the averages of month-end indices demonstrate worldwide equity market valuation changes that affect servicing and management fee revenue, respectively. Quarter-end indices affect the value of assets under custody and management at those dates. The index names listed in the table are service marks of their respective owners.

INDEX

	Daily Averages of Indices			Average of Month-End Indices			Quarter-End Indices
	2009	2008	Change	2009	2008	Change	2009	2008	Change
S&P 500®	808	1,351	(40)%	786	1,344	(42)%	798	1,323	(40)%
NASDAQ®	1,483	2,334	(36)	1,461	2,313	(37)	1,529	2,279	(33)
MSCI EAFE®	1,085	2,047	(47)	1,056	2,051	(48)	1,056	2,039	(48)

Servicing Fees

Servicing fees are derived from custody, product- and participant-level accounting, daily pricing and administration; recordkeeping; investment manager and hedge fund manager operations outsourcing; master trust and master custody; and performance, risk and compliance analytics. The decrease in servicing fees from the first quarter of 2008 to the first quarter of 2009 was primarily attributable to the impact of declines in daily average equity market valuations.

ASSETS UNDER CUSTODY (In billions)	March 31, 2009	December 31, 2008	March 31, 2008
Mutual funds	$3,742	$3,896	$4,688
Collective funds	1,981	2,173	3,057
Pension products	2,608	2,784	3,884
Insurance and other products	3,006	3,188	3,271

Total	$11,337	$12,041	$14,900

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

FINANCIAL INSTRUMENT MIX OF ASSETS UNDER CUSTODY (In billions)	March 31, 2009	December 31, 2008	March 31, 2008
Equities	$4,371	$5,003	$8,271
Fixed-income	5,056	5,014	4,021
Short-term and other investments	1,910	2,024	2,608

Total	$11,337	$12,041	$14,900

Management Fees

The 35% decrease in management fees for the first quarter of 2009 compared to the first quarter of 2008 primarily resulted from declines in average month-end equity market valuations. Average month-end equity market valuations, individually presented in the foregoing “INDEX” table, were down 42% for the first quarter of 2009 compared to the first quarter of 2008.

Assets under management consisted of the following:

ASSETS UNDER MANAGEMENT (In billions)	March 31, 2009	December 31, 2008	March 31, 2008
Equities:
Passive	$502	$576	$759
Active and other	79	91	171
Company stock/ESOP	36	39	67

Total equities	617	706	997
Fixed-income:
Passive	260	238	238
Active	30	32	37
Cash and money market	488	468	683

Total fixed-income and cash/money market	778	738	958

Total	$1,395	$1,444	$1,955

The following table presents a roll-forward of assets under management for the twelve months ended March 31, 2009:

ASSETS UNDER MANAGEMENT (In billions)
March 31, 2008	$1,955
Net new business (1)	(124)
Market appreciation (depreciation)	(387)

December 31, 2008	$1,444
Net new business (1)	37
Market appreciation (depreciation)	(86)

March 31, 2009	$1,395

(1)	Net new business is measured as the aggregate value of new asset management business added less asset management business lost during the period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Trading Services

Trading services revenue, which includes foreign exchange trading revenue and brokerage and other trading fees, decreased 33% for the first quarter of 2009 compared to the first quarter of 2008. Foreign exchange trading revenue for the first quarter of 2009 totaled $191 million, down 28% from $265 million in the prior-year quarter. The decrease was primarily the result of the impact of a 30% decline in aggregate customer volumes, both in custody foreign exchange services and foreign exchange trading and sales, partly offset by the impact of a 75% increase in currency volatility.

Brokerage and other trading fees totaled $54 million for the first quarter of 2009, down 47% from $101 million for the first quarter of 2008, primarily due to lower levels of brokerage and trading services, and lower revenue from transitions.

Securities Finance

Securities finance revenue for the first quarter of 2009 decreased $122 million, or 40%, compared to the first quarter of 2008, primarily due to the impact of a 39% decline in the average quarterly volume of securities on loan. This decrease was slightly offset by wider credit spreads.

Beginning in the third quarter of 2008, a number of institutional investors suspended or limited their participation in our securities lending program, resulting in lower lending volumes. During 2008, we experienced significant withdrawal activity from the underlying collateral pools, primarily to allow the lending programs to meet daily mark-to-market collateral adjustments caused by significant declines in the values of securities on loan or to satisfy obligations to return collateral upon the return of borrowed securities. This activity, which occurs in the normal course of our business, resulted in a net reduction of the value of securities on loan from June 30, 2008 to December 31, 2008 of approximately 41%. The value of securities on loan increased approximately 6% between December 31, 2008 and March 31, 2009.

During this period, we were able to manage the outflows of cash collateral, as well as the impact of the disruptions in the credit markets, in a manner that substantially reduced the risk of loss to our customers. However, we imposed in 2008, and continued to impose during the first quarter of 2009, limitations on withdrawals from our lending programs in order to manage the liquidity in the cash collateral pools. The net asset value of our cash collateral pools, determined using information from independent third parties, has fallen below $1.00 per unit. At March 31, 2009, the net asset value, based on the market value of our unregistered cash collateral pools, ranged from $0.904 to $1.00, with the weighted-average net asset value on that date equal to $0.947. However, we continue to transact purchases into and redemptions out of these pools at $1.00 per unit. We are maintaining this practice for a number of reasons, including the fact that none of the securities in the cash collateral pools are currently in default or are considered to be impaired, and our implementation of restrictions on withdrawals. We cannot determine how long the withdrawal limitations will remain in place, nor can we determine how long the valuation of the collateral pools, which we believe to be influenced significantly by market illiquidity, will remain so influenced. The continuation of either trend could materially affect the longer-term prospects for our securities lending business.

Processing Fees and Other

The 9% decrease in processing fees and other revenue for the first quarter of 2009 compared to the first quarter of 2008 resulted from a decrease in certain product-related revenue, including a lower level of fees from our tax-exempt investment program, partly offset by an increase in fees related to the State Street-administered commercial paper conduits and the absence of the write-downs of securities purchased from the conduits during the first quarter of 2008.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

NET INTEREST REVENUE

	For the Quarters Ended March 31,
	2009			2008
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest Revenue/ Expense	Rate	Average Balance	Interest Revenue/ Expense	Rate
Federal funds sold and securities purchased under resale agreements	$3,462	$8.87%		$16,432	$143	3.50%
Investment securities	70,132	611	3.53	73,336	857	4.70
Investment securities purchased under AMLF(1)	3,111	24	3.16	—	—	—
Loans and leases	8,417	44	2.11	12,536	119	3.80
Other	35,372	83.95		15,913	192	4.85

Total interest-earning assets	$120,494	$770	2.59	$118,217	$1,311	4.46

Deposits	$66,793	$65.39%		$79,370	$464	2.35%
Short-term borrowings under AMLF(1)	3,091	17	2.22	—	—	—
Other short-term borrowings	24,737	32.52		20,968	139	2.67
Long-term debt	5,165	60	4.65	4,019	60	5.91

Total interest-bearing liabilities	$99,786	$174.71		$104,357	$663	2.56

Interest-rate spread			1.88%			1.90%
Net interest revenue—fully taxable-equivalent basis(2)		$596			$648

Net interest margin—fully taxable-equivalent basis			2.01%			2.20%
Net interest revenue—GAAP basis		$564			$625

(1)	Amounts represent averages of asset-backed commercial paper purchases from eligible unaffiliated money market mutual funds under the Federal Reserve’s AMLF, and associated borrowings.
(2)	Amounts include tax-equivalent adjustments of $32 million for the first quarter of 2009 and $23 million for the first quarter of 2008.

Net interest revenue is defined as the total of interest revenue earned on interest-earning assets less interest expense incurred on interest-bearing liabilities. Interest-earning assets, which consist of investment securities, loans and leases and other liquid assets, are financed primarily by customer deposits and short-term borrowings. Net interest margin represents the relationship between net interest revenue and average interest-earning assets. Changes in the components of interest-earning assets and interest-bearing liabilities are discussed in more detail below. Additional detail about the components of interest revenue and interest expense is in note 12 to the consolidated financial statements included in this Form 10-Q.

On a fully taxable-equivalent basis, net interest revenue in the first quarter of 2009 decreased 8% (10% on a GAAP basis) compared to the first quarter of 2008, and net interest margin decreased to 2.01% from 2.20%. This decline was generally the result of a decline in interest-bearing deposit volumes and rate spreads, as well as the impact of a more conservative re-investment strategy with respect to our investment securities portfolio and the investment of excess cash in short-term money market instruments due to the continued disruption in the financial markets. Average interest-bearing deposit volumes decreased 16% in the year-over-year comparison, primarily due to the negative impact of the current low-yield environment and customers’ reallocation of deposits to non-interest bearing accounts to maximize deposit insurance protection.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Average federal funds sold and securities purchased under resale agreements decreased 79%, or $12.97 billion, from $16.43 billion for the first quarter of 2008 to $3.46 billion for the first quarter of 2009. The decrease was mainly due to our re-allocation of liquidity to U.S. Treasury securities and the placement of excess liquidity at the Federal Reserve and other central banks.

Our average investment securities portfolio decreased 4% from approximately $73.34 billion in the first quarter of 2008 to approximately $70.13 billion, reflecting an increase in U.S. Treasury securities, offset by net run-off of asset- and mortgage-backed securities, as well as lower market valuations in the available-for-sale portfolio. We continued to invest conservatively in “AA” and “AAA” rated securities. Securities rated “AA” and “AAA” comprised approximately 84% of the investment securities portfolio, with approximately 73% “AAA” rated, at March 31, 2009.

Loans and leases averaged $8.42 billion for the first quarter of 2009, down 33% from $12.54 billion for the first quarter of 2008. The decrease was primarily related to lower levels of short-term liquidity provided to customers. Approximately 44% of the loan and lease portfolio was composed of U.S. and non-U.S. short-duration advances that provide liquidity to customers in support of their transaction flows, which averaged approximately $3.67 billion for the first quarter of 2009, down $5.16 billion, or 58%, from $8.84 billion for the comparable quarter in 2008.

Average other interest-earning assets increased 122%, or $19.46 billion, to $35.37 billion for the first quarter of 2009 compared to the first quarter of 2008. The increase was principally due to an increase in interest-bearing deposits with banks and an increase in commercial paper holdings in trading account assets. An average of $13.82 billion was held at the Federal Reserve Bank during the first quarter of 2009, which resulted from our investment of the excess liquidity mentioned above, and which exceeded minimum reserve requirements, due to the continued disruption in the financial markets. Beginning in the fourth quarter of 2008, reserve balances held at the Federal Reserve Bank earn interest.

Average interest-bearing deposits decreased $12.58 billion, or 16%, from $79.37 billion to $66.79 billion for the first quarter of 2009 compared to the first quarter of 2008. The decrease was due to lower levels of U.S. and non-U.S. deposits reflective of the current low-yield interest environment, as well as customers’ reallocation of their deposits to non-interest bearing accounts to maximize deposit insurance protection.

Average other short-term borrowings increased $3.77 billion, or 18%, to $24.74 billion, due to borrowings from the Federal Reserve’s term auction facility, which is a secured lending program available to financial institutions that was established in December 2007. Average long-term debt increased $1.15 billion, or 29%, to $5.17 billion due to the issuance of approximately $4 billion of unsecured senior notes by State Street and State Street Bank in March 2009 under the FDIC’s Temporary Liquidity Guarantee Program.

Several factors could affect future levels of net interest revenue and margin, including the mix of customer liabilities, actions of the various central banks, changes in U.S. and non-U.S. interest rates, and the shapes of the various yield curves around the world. In addition, we expect that our actions announced in February 2009 with respect to our plan to improve our tangible common equity, which include the reinvestment of investment securities paying down and maturing during 2009 into interest-bearing deposits and a resulting reduction in the size of our consolidated balance sheet, will continue to reduce net interest revenue and margin for 2009.

Provision for loan losses

We recorded a provision for loan losses of $84 million during the first quarter of 2009 in order to provide for management’s revised expectation of future principal and interest cash flows with respect to certain commercial real

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

estate loans carried on our balance sheet that were purchased in 2008 from certain customers in connection with indemnified repurchase agreements. The change in management’s expectation was primarily based on its assessment of the impact of the deteriorating economic conditions in the commercial real estate markets during the first quarter. The allowance for loan losses related to these loans was reduced by net charge-offs totaling $8 million, which were recorded during the first quarter of 2009.

Gains (Losses) Related to Investment Securities, Net

We recorded net gains of $29 million from sales of available-for-sale securities in the first quarter of 2009, compared to a net gain of $6 million in the 2008 quarter. In addition, we recorded other-than-temporary impairment of $13 million in the first quarter of 2009, compared to $15 million in the first quarter of 2008, which resulted from our impairment analysis process. Of the total impairment recorded for 2009, $10 million resulted from our intent to sell the securities in response to a tender offer from the issuer. Since management no longer had the intent to hold the securities to their maturity, we recorded impairment to adjust the basis of the securities to their estimated fair value.

Management regularly reviews the investment securities portfolio to determine whether it expects any loss of principal or interest, in light of current market and economic conditions, consideration of pertinent information and related expectations. As a result of this process, management identified securities that it believed were other-than-temporarily impaired. Additional information about available-for-sale securities, and the gross gains and losses that compose the net sale gains/losses, is in the “Financial Condition” section of this Management’s Discussion and Analysis and in note 2 to the consolidated financial statements included in this Form 10-Q.

EXPENSES

	Quarters Ended March 31,
(Dollars in millions)	2009	2008	% Change
Salaries and employee benefits	$731	$1,062	(31)%
Information systems and communications	161	155	4
Transaction processing services	131	162	(19)
Occupancy	121	110	10
Other:
Merger and integration costs	17	26	(35)
Professional services	35	82	(57)
Amortization of other intangible assets	34	33	(3)
Regulator fees and assessments	12	3	300
Other	62	141	(56)

Total other	160	285	(44)

Total expenses	$1,304	$1,774	(26)

Number of employees at quarter-end	27,500	27,875

Salaries and employee benefits expense decreased in the quarterly comparison mainly due to a reduction in incentive compensation in the first quarter of 2009, as well as the impact of our previously announced reduction in force, which was substantially completed in the first quarter, and lower contract services spending.

The slight increase in information systems and communications expense was primarily due to an increase in spending on telecommunications hardware and software, as well as an increase in depreciation of the existing

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

hardware. Transaction processing services expense decreased due to lower volumes in the investment servicing business.

The increase in occupancy costs resulted primarily from additional leased space acquired to support growth in the hedge funds servicing and investment manager operations outsourcing businesses, as well as higher occupancy costs in support of expansion in Europe, including our new facility in the U.K.

Other expenses decreased significantly in the first quarter comparison, mainly due to reduced securities processing costs and a reduction in professional services fees, partially offset by an increase in regulatory fees and assessments associated with the unlimited insurance protection for non-interest bearing demand deposits instituted by the FDIC during the fourth quarter of 2008, as well as higher deposit insurance rates.

Income Taxes

We recorded income tax expense of $138 million for the first quarter of 2009, compared to $273 million for the first quarter of 2008. Our effective tax rate for the first quarter of 2009 was 22.5%, down from 34.0% in the 2008 quarter, and we expect it to be about 31.5% for the full year 2009. Consistent with our business strategy, our intent to reinvest the earnings in certain of our non-U.S. subsidiaries allowed us to reduce taxes accrued with respect to 2009 earnings, as well as certain taxes accrued in prior periods, by approximately $63 million.

LINE OF BUSINESS INFORMATION

We report two lines of business: Investment Servicing and Investment Management. Given our services and management organization, the results of operations for these lines of business are not necessarily comparable with those of other companies, including companies in the financial services industry. Information about revenue, expense and capital allocation methodologies is in note 24 to the consolidated financial statements included in our 2008 Form 10-K.

The following is a summary of our line of business results. The amounts in the “Divestitures” column for 2008 represent the operating results of our joint venture interest in CitiStreet prior to its sale in July 2008. The amounts presented in the “Other” column for 2009 represent the net interest revenue earned in connection with our participation in the AMLF, the provision for loan losses associated with commercial real estate loans purchased in 2008 and the merger and integration costs recorded in connection with our July 2007 acquisition of Investors Financial. The 2008 amount represents the merger and acquisition costs recorded in connection with the acquisition of Investors Financial. The amounts in the “Divestitures” and “Other” columns were not allocated to State Street’s business lines.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

	For the Quarters Ended March 31,
	Investment Servicing		Investment Management		Divestitures		Other		Total
(Dollars in millions, except where otherwise noted)	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008
Fee revenue:
Servicing fees	$766	$960							$766	$960
Management fees	—	—	$181	$278					181	278
Trading services	245	366	—	—					245	366
Securities finance	125	228	56	75					181	303
Processing fees and other	33	32	16	23		$(1)			49	54

Total fee revenue	1,169	1,586	253	376		(1)			1,422	1,961
Net interest revenue	541	590	16	32		3	$7		564	625
Gains (Losses) related to investment securities, net	16	(9)	—	—		—	—		16	(9)

Total revenue	1,726	2,167	269	408		2	7		2,002	2,577

Provision for loan losses	—	—	—	—		—	84		84	—

Expenses from operations	1,139	1,437	148	309		2	—		1,287	1,748
Merger and integration costs	—	—	—	—		—	17	$26	17	26

Total expenses	1,139	1,437	148	309		2	17	26	1,304	1,774

Income (loss) before income taxes	$587	$730	$121	$99		—	$(94)	$(26)	$614	$803

Pre-tax margin	34%	34%	45%	24%
Average assets (in billions)	$141.1	$138.6	$3.2	$3.2		$.5			$144.3	$142.3

Investment Servicing

Total revenue for the first quarter of 2009 decreased 20% compared to the same period in 2008, due to decreases in all revenue types except for processing fees and other revenue, which was flat in the comparison, reflecting the impact of the ongoing instability and resulting uncertainty in the global financial markets.

Servicing fees decreased primarily due to the impact of declines in equity market valuations. The decrease in trading services revenue reflected a decrease in foreign exchange trading revenue both in custody foreign exchange services and foreign exchange trading and sales, offset by the impact of an increase in currency volatility. Securities finance revenue decreased due to lower lending volumes slightly offset by wider credit spreads.

Servicing fees, trading services revenue and gains (losses) related to investment securities, net, for our Investment Servicing business line are identical to the respective consolidated results. Refer to the “Servicing Fees,” “Trading Services” and “Gains (Losses) Related to Investment Securities, Net” captions in the “Total Revenue” section of this Management’s Discussion and Analysis for a more in-depth discussion. A discussion of processing fees and other revenue is provided under the caption “Processing Fees and Other” in the “Total Revenue” section.

Net interest revenue for the first quarter of 2009 decreased 8% compared to the first quarter of 2008, due to decreases in average interest-bearing customer deposit volumes and rate spreads, partially offset by the impact

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

of declines in interest rates worldwide. A portion of net interest revenue is recorded in the Investment Management business line based on the volume of customer liabilities attributable to that business.

Total expenses for the first quarter of 2009 decreased 21% compared to the first quarter of 2008, primarily attributable to decreased salaries and benefits costs, which reflected the impact of a reduction in incentive compensation for the first quarter of 2009 and our previously announced reduction in force, as well as lower contract services spending. Transaction processing services declined due to the impact of lower processing volumes. Information systems and communications expenses slightly increased due to higher spending on telecommunications and higher software amortization costs. Other expenses decreased due to reduced securities processing costs and lower professional fees, slightly offset by increases in regulatory fees and assessments associated with our participation in certain government programs.

Investment Management

Total revenue for the first quarter of 2009 decreased 34% compared to the first quarter of 2008, reflecting a 35% decline in management fees, a 25% decline in securities finance, a 30% decline in processing fees and other revenue and a 50% decline in net interest revenue.

With respect to management fees, which are generated by SSgA, the decrease resulted primarily from the impact of declines in equity market valuations. Management fees for the Investment Management business line are identical to the respective consolidated results. Refer to the “Management Fees” caption in the “Total Revenue” section of this Management’s Discussion and Analysis for a more-in depth discussion.

For the first quarter of 2009, total expenses decreased 52% compared to the first quarter of 2008, primarily attributable to decreases in salaries and benefits due to a reduction in incentive compensation, the impact of reductions in staffing levels, lower securities processing costs and lower professional fees.

In connection with certain funds managed by SSgA that engage in securities lending, we have imposed limitations on the ability of participants in those funds to redeem units in an effort to address the impact of the disruption in the fixed-income securities markets on the liquidity of certain assets held by the cash collateral pools underlying these funds. In addition, beginning as of the end of the most recent fiscal year of these funds, the value of these funds, in accordance with GAAP, reflects a net asset value based upon the net asset value of the cash collateral pools in which the proceeds from securities lending are invested. Although these funds continue to transact purchase and redemption orders based upon the transaction value of the collateral pools of $1.00 per unit, the net asset value of the collateral pools determined in accordance with GAAP is less than $1.00 per unit. The net asset value of the collateral pools underlying the SSgA funds, which is determined based upon the market value of the cash collateral pool assets, ranged from $0.935 to $0.966, with a weighted-average net asset value of $0.952, at March 31, 2009, and has been adversely impact by the disruption in the fixed-income markets. Our continuation of the limitations on participant redemptions and the difference between the net asset value used for purchase and redemption transactions and the net asset value determined in accordance with GAAP could, if either or both continue, adversely effect SSgA’s reputation, the marketing of its lending funds and its future results of operations.

FAIR VALUE MEASUREMENTS

We carry certain of our financial assets and liabilities at fair value in our consolidated financial statements on a recurring basis, including trading account assets, investment securities available for sale and various types of derivative instruments.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

As discussed in further detail below, changes in the fair value of these financial assets and liabilities are recorded either as gains and losses in our consolidated statement of income, or as components of other comprehensive income within shareholders’ equity in our consolidated statement of condition. We estimate the fair value of all of these financial assets and liabilities using the “exit price” definition prescribed by SFAS No. 157, Fair Value Measurements.

At March 31, 2009, approximately $65.28 billion of our financial assets and approximately $6.61 billion of our financial liabilities were carried at fair value, compared to $66.92 billion and $12.36 billion, respectively, at December 31, 2008. These amounts represented approximately 46% of our consolidated total assets and approximately 5% of our consolidated total liabilities at March 31, 2009, compared to 39% and 8%, respectively, at December 31, 2008. The increase in the relative percentage of consolidated total assets as of March 31, 2009, compared to December 31, 2008, resulted primarily from a decrease in our consolidated total assets during the first quarter of 2009, which was mostly due to the impact of lower levels of customer deposits on our short-term liquid assets.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an “exit price”) in the principal or most advantageous market for an asset or liability in an orderly transaction between market participants on the measurement date. When we measure fair value for our financial assets and liabilities, we consider the principal or most advantageous market in which we would transact, and we consider assumptions that market participants would use when pricing the asset or liability. When possible, we look to active and observable markets to measure the fair value of identical, or similar, financial assets or liabilities. When identical financial assets and liabilities are not traded in active markets, we look to market-observable data for similar assets and liabilities. In some instances, certain assets and liabilities are not actively traded in observable markets, and as a result we use alternative valuation techniques to measure their fair value. While there has been recent discussion concerning the application of SFAS No. 157, we do not believe that this has had any impact on our current interpretation and application of the standard’s provisions.

In accordance with the standard, we categorize the financial assets and liabilities that we carry at fair value in our consolidated statement of condition based upon the standard’s three-level valuation hierarchy. The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (level 1) and the lowest priority to valuation methods using significant unobservable inputs (level 3). At March 31, 2009, we categorized approximately 15% of our financial assets carried at fair value in level 1, 69% in level 2 and 16% in level 3 of the fair value hierarchy, including the effect of master netting agreements. We categorized approximately 91% of our financial liabilities carried at fair value in level 2, with the remaining 9% in level 3, including the effect of master netting agreements.

The fair value of financial assets categorized in level 1 was substantially composed of investment securities available for sale, specifically U.S. Treasury bills, which have a maturity of one year or less. Fair value was measured by management using unadjusted quoted prices in active markets for identical securities.

The fair value of financial assets categorized in level 2 was composed of trading account assets, predominantly commercial paper purchased from the State Street-administered asset-backed commercial paper conduits; investment securities available for sale, the majority of which were asset-backed, mortgage-backed and other fixed- income securities; and interest-rate and foreign exchange derivative instruments. Fair value was measured by management primarily using information obtained from independent third parties. Information obtained from third parties is subject to review by management as part of a continuous validation process. Management has developed a process to review information provided by third parties, including an understanding of underlying assumptions and the level of market participant information used to support those assumptions. In addition, management compares significant assumptions used by third parties to available market information. Such information may include known

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

trades or, to the extent that trading activity is limited, comparisons to market research information pertaining to credit expectations, execution spreads and the timing of cash flows.

The fair value of the derivative instruments categorized in level 2 predominantly represented foreign exchange contracts utilized in our role as a financial intermediary, for which fair value was measured by management using discounted cash flow techniques with inputs consisting of observable spot and forward points, as well as observable interest rate curves. With respect to derivative instruments, we evaluated the impact on valuation of the credit risk of our counterparties and our own credit. We considered factors such as the likelihood of default by us and our counterparties, our net exposures and remaining maturities in determining the appropriate measurements of fair value. Valuation adjustments associated with these factors were not significant for the first quarter of 2009.

While the substantial majority of our financial assets categorized in level 3 were composed of asset-backed securities available for sale, primarily securities collateralized by student loans, level 3 also included foreign exchange derivative instruments, primarily options. The categorization of asset-backed securities in level 3 as of March 31, 2009 was significantly influenced by conditions in the fixed-income securities markets, including illiquidity. Little or no market activity for these securities occurred during the first quarter of 2009, consistent with 2008, and as a result of the lack of price transparency, we measured their fair value using unobservable pricing inputs, such as spread indices and non-binding quotes received directly from third parties. These inputs were subject to management’s review and were determined to be appropriate based on individual facts and circumstances. Generally, we obtain non-binding quotes from market specialists for each individual security as necessary. Given the unique nature of each underlying security structure, it is not practical or useful to obtain multiple quotes for individual securities.

The aggregate fair value of our financial assets and liabilities categorized in level 3 as of March 31, 2009, increased slightly compared to December 31, 2008. Transfers of trading account assets out of level 3 during the quarter ended March 31, 2009 related to corporate debt securities that were transferred into asset-backed securities within our available-for-sale portfolio.

SPECIAL PURPOSE ENTITIES

In our role as a financial intermediary, we administer four third-party asset-backed commercial paper conduits, which are not recorded in our consolidated financial statements. Detailed information about the conduits and their business activities is provided in note 12 to the consolidated financial statements included in our 2008 Form 10-K, and in note 8 to the consolidated financial statements included in this Form 10-Q.

We may purchase commercial paper from the conduits to support their liquidity. Over the past 18 months, in connection with conditions in the financial markets, our support of the conduits’ liquidity resulted in our purchasing historically high levels of commercial paper from them. At March 31, 2009, we carried approximately $4.74 billion of the conduits’ commercial paper in trading account assets in our consolidated balance sheet, and the conduits had sold an additional $8.55 billion to the Federal Reserve’s Commercial Paper Funding Facility, or CPFF, compared to $230 million and $5.70 billion, respectively, at December 31, 2008. The highest total overnight position (including AMLF) in the conduits’ commercial paper held by us during the first quarter of 2009 was approximately $10.28 billion. The average total overnight position (including AMLF) for the same period was approximately $5.70 billion. As of April 30, 2009, we held $4.59 billion of the conduits’ commercial paper and $6.55 billion had been sold by the conduits to the CPFF. The CPFF is currently scheduled to expire for new issuances on October 30, 2009. The weighted-average maturity of the conduits’ commercial paper in the aggregate was approximately 31 days as of March 31, 2009, compared to approximately 25 days as of December 31, 2008.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Our accounting for the conduits’ activities, and our conclusion that we are not required to include the conduits’ assets and liabilities in our consolidated financial statements, is based on our application of the provisions of FASB Interpretation No. 46(R), which governs our accounting for the conduits and which is discussed in more detail in note 8 to the consolidated financial statements included in this Form 10-Q. Expected losses, which we estimate using a financial model as described below, form the basis for our application of the provisions of FIN 46(R). Expected losses, as defined by FIN 46(R), are not economic losses. Instead, expected losses are calculated by comparing projected possible cash flows, which are probability-weighted, with expected cash flows for the risk(s) the entity was designed to create and distribute; they represent the variability in potential cash flows of the entity’s designated risks. We believe that credit risk is the predominant risk that is designed to be created and distributed by these entities. The conduits also have a modest amount of basis risk. Basis risk arises when commercial paper funding costs change at a different rate than the comparable floating-rate asset benchmark rates (generally LIBOR). This risk is managed through the use of derivative instruments, principally basis swaps, which mitigate this variability for each conduit.

Any credit losses of the conduits would be absorbed by (1) investors in the subordinated debt, commonly referred to as “first-loss notes,” issued by the conduits; (2) State Street or other providers of credit enhancement, pursuant to contractual provisions; and (3) the holders of the conduits’ commercial paper, in that order of priority. The investors in the first-loss notes, which are independent third parties, would absorb the first dollar of any credit loss on the conduits’ assets. If credit losses exceeded the first-loss notes, credit enhancement providers, including State Street, would absorb credit losses through our credit facilities provided to the conduits. The commercial paper holders would absorb credit losses after the first-loss notes and State Street’s and other providers’ credit facilities have been exhausted. We have developed a financial model to estimate and allocate each conduit’s expected losses. This model has determined that, as of March 31, 2009, the amount of first-loss notes of each conduit held by the third-party investors causes them to absorb a majority of each conduit’s expected losses, as defined by FIN 46(R), and, accordingly, the investors in the first-loss notes are considered to be the primary beneficiary of the conduits. The aggregate amount of first-loss notes issued by the conduits totaled approximately $66 million as of March 31, 2009.

In order to estimate expected losses as required by FIN 46(R), we estimate possible defaults of the conduits’ assets. These expected losses are allocated to the conduits’ variable interest holders based on the order in which actual losses would be absorbed, as described above. We use the model to estimate expected losses based on hundreds of thousands of probability-weighted loss scenarios. These simulations incorporate published credit rating-agency information to estimate expected losses due to credit risk. Primary assumptions incorporated into the financial model relative to credit risk variability, such as default probabilities and loss severities, are directly linked to the conduits’ underlying assets. These default probabilities and loss severity assumptions vary by asset class and ratings of individual conduit assets. Accordingly, the model’s calculation of expected losses is significantly affected by the credit ratings and asset mix of each conduit’s assets. These statistics are periodically reviewed by management. If downgrades and asset mix change significantly, or if defaults occur on the conduits’ underlying assets, we may conclude that the current level of first-loss notes is insufficient to absorb a majority of the conduits’ expected losses.

We perform stress tests and sensitivity analyses on each conduit individually, in order to model potential scenarios that could cause the amount of first-loss notes to be insufficient to absorb the majority of the conduits’ expected losses. As part of these analyses, we have identified certain conduit assets that could be more susceptible to credit downgrade because of their underlying credit characteristics. Our scenario testing specifically addresses asset classes that have experienced significant price erosion and/or have little observed market activity. Examples of scenarios that are designed to measure the sensitivity of the sufficiency of the first-loss notes include performing a downgrade of certain asset classes which have underlying third-party guarantees,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

and a downgrade scenario on certain other conduit securities where our analysis of the timing and amount of expected cash flows for selected security default expectations does not re-affirm the security’s current external credit rating. These simulations do not include a scenario whereby all positions are simultaneously downgraded, the possibility of which we consider remote. In addition, a scenario could arise where one or more defaults could be so severe that the associated losses would exhaust the conduits’ total first-loss notes currently outstanding.

Certain of the conduits hold asset-backed securities that have the benefit of third-party guarantees from financial guaranty insurance companies. The aggregate amortized cost of securities with underlying guarantees was approximately $2.37 billion at March 31, 2009, compared to $2.49 billion at December 31, 2008. Certain of these securities, which totaled approximately $745 million at March 31, 2009, are currently drawing on the underlying guarantees in order to make contractual principal and interest payments to the conduits. In these cases, the performance of the underlying security is highly dependent on the performance of the guarantor. In calculating expected losses, these securities carry the higher of the underlying security rating or the rating of the third-party guarantor. During 2008, many of these guarantors experienced ratings downgrades. The credit ratings of the guarantors ranged from “AAA” to “CC” as of March 31, 2009. None of these securities were in default as of March 31, 2009.

On April 27, 2009, one of the guarantors, Syncora Guarantee, Inc., announced that it has suspended all payments on its contractual guarantees and is undertaking a restructuring of its operations. This action resulted in a default of two of the conduits’ asset-backed investment securities. At March 31, 2009, we considered the possibility and effects of such an action by the guarantor and the possible subsequent default of certain conduit investment securities wrapped by the guarantor, and concluded that we would not be determined to be the primary beneficiary of the conduits, and thus would not be required to consolidate them.

We continue to monitor the performance of the conduits’ investment portfolio. Should the credit quality or performance of the portfolio experience further deterioration, it is possible that these future conditions may lead us to conclude that we are the primary beneficiary. Under that scenario, if we decided to take no further action, or were unable to take further action, we would be required to consolidate the conduits.

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

Under existing accounting standards, if we were determined to be the primary beneficiary of the conduits and were required to consolidate the conduits into our consolidated financial statements, based on changes in assumptions or future events, the conduits’ assets and liabilities would be consolidated at their respective fair values. We would recognize a loss if the fair value of the conduits’ aggregate liabilities and first-loss notes exceeded the fair value of their aggregate assets. Management believes that the majority of this loss would be recovered in future periods; as with our investment securities portfolio, we expect that we would collect substantially all principal and interest on the assets according to their underlying contractual terms. The fair value of the conduits’ aggregate liabilities and first-loss notes exceeded the fair value of their aggregate assets by approximately $3.60 billion after-tax at March 31, 2009.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Based on the difference in the fair value of the conduits’ aggregate liabilities and first-loss notes and their aggregate assets of $3.60 billion after-tax at March 31, 2009, the consolidation of the conduits’ assets would reduce our tier 1 and total risk-based capital ratios and our tier 1 leverage ratio. The impact of consolidation on our tier 1 leverage ratio would be relatively more significant, but the degree of impact would depend on how and when consolidation occurred, since this ratio is a function of our consolidated total average assets over an entire quarter. For illustrative purposes, assuming estimated fair values of the conduits’ assets as of March 31, 2009, if all of the conduits’ assets and liabilities were consolidated onto our consolidated balance sheet on March 31, 2009, the following table presents the estimated impact on State Street’s and State Street Bank’s regulatory capital ratios as of that date.

	State Street		State Street Bank
	Reported as of March 31, 2009	Adjusted for Conduit Consolidation as of March 31, 2009	Reported as of March 31, 2009	Adjusted for Conduit Consolidation as of March 31, 2009
Tier 1 leverage ratio	10.4%	7.4%	9.9%	6.3%
Tier 1 risk-based capital ratio	19.1	13.2	18.4	11.5
Total risk-based capital ratio	20.5	14.6	19.9	13.0

The conduits do not regularly trade their assets. That is, the design of the conduits is such that conduit assets are purchased with the intent to hold them to their maturities. Accordingly, changes in the fair values of the conduits’ assets do not impact the day-to-day management of the conduits. We believe the fair values of the conduits’ assets are affected by a number of factors, including the lack of liquidity of mortgage- and asset-backed securities, supply and demand imbalance in the market, and a risk aversion premium being demanded by investors for certain asset types. The aggregate fair value of the conduits’ assets at March 31, 2009 and December 31, 2008 was $16.47 billion and $17.75 billion, respectively.

FINANCIAL CONDITION

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

	For the Quarters Ended March 31,
(In millions)	2009 Average Balance	2008 Average Balance
Assets:
Interest-bearing deposits with banks	$27,124	$14,823
Securities purchased under resale agreements	3,323	12,148
Federal funds sold	139	4,284
Trading account assets	6,200	1,090
Investment securities	70,132	73,336
Investment securities purchased under AMLF(1)	3,111	—
Loans	8,417	12,536
Other interest-earning assets	2,048	—

Total interest-earning assets	120,494	118,217
Cash and due from banks	2,670	3,997
Other assets	21,091	20,135

Total assets	$144,255	$142,349

Liabilities and shareholders’ equity:
Interest-bearing deposits:
U.S.	$7,874	$13,051
Non-U.S.	58,919	66,319

Total interest-bearing deposits	66,793	79,370
Securities sold under repurchase agreements	10,941	13,999
Federal funds purchased	548	1,081
Short-term borrowings under AMLF(1)	3,091	—
Other short-term borrowings	13,248	5,888
Long-term debt	5,165	4,019

Total interest-bearing liabilities	99,786	104,357
Noninterest-bearing deposits	20,252	14,016
Other liabilities	10,843	12,602
Shareholders’ equity	13,374	11,374

Total liabilities and shareholders’ equity	$144,255	$142,349

(1)	Amounts represent averages of asset-backed commercial paper purchases and related borrowings in connection with our participation in the AMLF.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Investment Securities

The carrying values of investment securities were as follows as of period end:

(In millions)	March 31, 2009	December 31, 2008
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$11,800	$11,579
Mortgage-backed securities	10,047	10,798
Asset-backed securities	19,905	19,424
Collateralized mortgage obligations	1,204	1,441
State and political subdivisions	5,665	5,712
Other debt investments	5,116	4,723
Money-market mutual funds	435	344
Other equity securities	123	142

Total	$54,295	$54,163

Held to maturity purchased under AMLF:
Asset-backed commercial paper	$740	$6,087

Held to maturity:
U.S. Treasury and federal agencies:
Direct obligations	$501	$501
Mortgage-backed securities	772	810
Asset-backed securities	3,942	3,986
Collateralized mortgage obligations	9,868	9,979
State and political subdivisions	266	382
Other investments	90	109

Total	$15,439	$15,767

We consider a well-diversified, high-credit quality investment securities portfolio to be an important element in the management of our consolidated balance sheet. The portfolio continues to be concentrated in securities with high credit quality, with approximately 84% of the carrying value of the portfolio “AAA” or “AA” rated at March 31, 2009, compared to 89% at December 31, 2008. The percentages of the carrying value of the investment securities portfolio by external credit rating, excluding securities purchased under the AMLF, were as follows as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
AAA(1)	73%	78%
AA	11	11
A	5	5
BBB	4	4
< BBB	6	1
Non-rated	1	1

	100%	100%

(1)	Includes U.S. Treasury securities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

The investment portfolio of approximately 9,260 securities is also diversified with respect to asset class. The majority of the portfolio is composed of mortgage-backed and asset-backed securities. The largely floating-rate asset-backed portfolio consists of home-equity loan, credit card, auto- and student loan-backed securities. Mortgage-backed securities are split between securities of Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and large-issuer collateralized mortgage obligations. During the first quarter of 2009, 423 securities were downgraded. The downgrades included 136 municipal securities (state and political subdivisions), 132 of which were based on downgrades of the underlying third-party financial guarantor. As of March 31, 2009, the asset-backed securities in the portfolio included $5.7 billion collateralized by sub-prime mortgages, with 17% “AAA” rated and 28% “AA” rated.

We had $5.84 billion of net pre-tax unrealized losses on available-for-sale investment securities at March 31, 2009, or $3.58 billion after-tax. This unrealized loss excludes the remaining unrealized loss of $1.96 billion, or $1.20 billion after-tax, related to securities available for sale that were reclassified to securities held to maturity during the fourth quarter of 2008. Net pre-tax unrealized losses on available-for-sale securities at December 31, 2008 were $6.62 billion, or $4.06 billion after-tax, and the unrealized loss related to transferred securities was $2.27 billion, or $1.39 billion after-tax. Excluding the securities for which $13 million of other-than-temporary impairment was recorded during the first quarter of 2009, management considers the aggregate decline in fair value of the remaining securities and the resulting net unrealized losses to be temporary and not the result of any material changes in the credit characteristics of the securities. Management continues to believe that it is probable that we will collect all principal and interest according to underlying contractual terms, and has the ability and the intent to hold the securities until recovery in market value.

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

Loans and Lease Financing

At March 31, 2009, we carried commercial real estate loans of approximately $695 million that were purchased from certain customers in 2008 pursuant to indemnified repurchase agreements. The loans, which are primarily collateralized by direct and indirect interests in commercial real estate, were recorded at their then-estimated fair value, based on management’s expectation with respect to collection of principal and interest using appropriate market discount rates as of the date of acquisition.

Although a portion of these loans are 90 days or more contractually past-due, we do not consider them to be past-due loans, because under applicable accounting standards, the interest earned on these loans is based on an accretable yield resulting from management’s expectation with respect to cash flows relative to both the timing and collection of principal and interest as of the reporting date, not contractual payment terms.

During the quarter ended March 31, 2009, we recorded a provision for loan losses of approximately $84 million in our consolidated statement of income, to reflect management’s revised expectation of future principal and interest cash flows with respect to these loans. Management’s change in expectation resulted primarily from its assessment of the impact of the deteriorating economic conditions in the commercial real estate markets during the quarter. The allowance for loan losses related to these loans was reduced by net charge-offs totaling approximately $8 million, which were recorded during the first quarter of 2009.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Capital

Regulatory and economic capital management both use key metrics evaluated by management to assess whether our actual level of capital is commensurate with our risk profile, is in compliance with all regulatory requirements, and is sufficient to provide us with the financial flexibility to undertake future strategic business initiatives.

Regulatory Capital

Our objective with respect to regulatory capital management is to maintain a strong capital base in order to provide financial flexibility for our business needs, including funding corporate growth and supporting customers’ cash management needs, and to provide protection against loss to depositors and creditors. We strive to maintain an optimal level of capital, commensurate with our risk profile, on which an attractive return to shareholders will be realized over both the short and long term, while protecting our obligations to depositors and creditors and satisfying regulatory requirements. You can obtain additional information about our capital management process in the Financial Condition section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2008 Form 10-K.

At March 31, 2009, State Street and State Street Bank met all capital adequacy requirements to which they were subject. Regulatory capital amounts and ratios at March 31, 2009, and December 31, 2008 are presented in the table below.

	Regulatory Guidelines(1)		State Street		State Street Bank
(Dollars in millions)	Minimum	Well Capitalized	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008
Tier 1 risk-based capital ratio	4%	6%	19.1%	20.3%	18.4%	19.8%
Total risk-based capital ratio	8	10	20.5	21.6	19.9	21.3
Tier 1 leverage ratio	4	5	10.4	7.8	9.9	7.6
Tier 1 risk-based capital			$14,567	$14,090	$13,633	$13,422
Total risk-based capital			15,603	15,030	14,750	14,458
Adjusted risk-weighted assets and market-risk equivalents:
Balance sheet risk-weighted assets			$44,383	$45,855	$42,503	$44,212
Off-balance sheet equivalent risk-weighted assets			31,232	23,364	31,233	23,415
Market-risk equivalents			523	366	486	303

Total			$76,138	$69,585	$74,222	$67,930

Quarterly average adjusted assets			$139,573	$179,905	$137,560	$175,858

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

At March 31, 2009, State Street’s and State Street Bank’s tier 1 and total risk-based capital ratios decreased, while their tier 1 leverage ratios increased, compared to year-end 2008. Tier 1 and total risk-based ratios decreased because increases in tier 1 and total capital associated with first quarter earnings were more than offset by an increase in off-balance sheet equivalent risk-weighted assets. The increase in off-balance sheet assets was principally the result of higher levels of credit-related commitments. The increases in the tier 1 leverage ratios resulted primarily from the impact of the significant decrease in quarterly average adjusted assets from year-end 2008, as customers reduced their liquid deposits to more normal levels, significantly contributing to a decrease in our liquid asset levels. All ratios for State Street and State Street Bank exceeded the applicable regulatory minimum and well-capitalized thresholds.

In 2004, the Committee on Banking Supervision released the final version of its capital adequacy framework, commonly referred to as Basel II. In 2006, the four U.S. banking regulatory agencies jointly issued their second draft of implementation rules, with industry comment provided by the end of March 2007. Final rules were released in December 2007, with a stated effective date of April 1, 2008. State Street has established a comprehensive program to implement these regulatory requirements within prescribed time frames. We anticipate adopting the most advanced approaches for assessing capital adequacy under the requirements.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

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

Uses of liquidity result from the following: withdrawals of unsecured customer deposits; drawdowns on unfunded commitments to extend credit or to purchase securities, generally provided through lines of credit; overdraft facilities; liquidity asset purchase agreements supporting the four unconsolidated asset-backed commercial paper conduits that we administer, and purchases by us of commercial paper issued by the conduits to support their liquidity. Customer deposits are generated largely from our investment servicing activities, and are invested in a combination of term investment securities and short-term money market assets whose mix is determined by the characteristics of the deposits. Most of the customer deposits are payable upon demand or are short-term in nature, which means that withdrawals can potentially occur quickly and in large amounts. Similarly, customers can request disbursement of funds under commitments to extend credit. In addition, a large volume of unanticipated funding requirements, such as under liquidity asset purchase agreements that have met drawdown conditions, or large drawdowns of existing lines of credit, could require additional liquidity.

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

In managing our liquidity, we have issued term wholesale certificates of deposit and invested those funds in short-term money market assets where they would be available to meet cash needs. This portfolio stood at $11.13 billion at March 31, 2009, compared to $1.93 billion at December 31, 2008. In conjunction with our management of liquidity where we seek to maintain access to sources of back-up liquidity at reasonable costs, we have participated in the Federal Reserve’s term auction facility, which is a secured lending program available to

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

financial institutions that was established in December 2007. At March 31, 2009, our participation in this program amounted to $10.0 billion, which was the highest balance borrowed by us during the first quarter.

While maintenance of our high investment-grade credit rating is of primary importance to our liquidity management program, on-balance sheet liquid assets represent significant liquidity that we can directly control, and provide a source of cash in the form of principal maturities and the ability to borrow from the capital markets using our securities as collateral. Our liquid assets consist primarily of cash balances at central banks in excess of regulatory requirements and other short-term liquid assets, such as federal funds sold and interest-bearing deposits with banks, the latter of which are multicurrency instruments invested with major multinational banks; and high-quality, marketable investment securities not already pledged, which generally are more liquid than other types of assets and can be sold or borrowed against to generate cash quickly. As of March 31, 2009, the cash value of our liquid assets, as we define them, totaled $60.39 billion, compared to $85.81 billion as of December 31, 2008. This decline reflected a return of customer deposit balances to more normal levels during the first quarter of 2009, as the trend for our customers to maintain historically high demand deposits levels in light of market conditions, experienced in the second half of 2008, returned to historical patterns.

Due to the unusual size and volatile nature of these incremental customer deposits that we experienced since mid-2008, we chose to maintain approximately $29.96 billion at central banks as of March 31, 2009, in excess of regulatory required minimums. Securities carried at $43.92 billion as of March 31, 2009, compared to $42.74 billion as of December 31, 2008, were designated as pledged for public and trust deposits, borrowed funds and for other purposes as provided by law, and are excluded from the liquid assets calculation, unless pledged to the Federal Reserve Bank of Boston. The liquid assets and pledged securities described above excluded securities purchased under the Federal Reserve’s AMLF. Liquid assets included securities pledged to the Federal Reserve Bank of Boston to secure our ability to borrow from their discount window should the need arise. This access to primary credit is an important source of back-up liquidity for State Street Bank. As of March 31, 2009, we had no outstanding primary credit borrowings from the discount window.

Based upon our level of liquid assets and our ability to access the capital markets for additional funding when necessary, including our ability to issue debt and equity securities under our current universal shelf registration, management considers overall liquidity at March 31, 2009 to be sufficient to meet State Street’s current commitments and business needs, including supporting the liquidity of the commercial paper conduits and accommodating the transaction and cash management needs of our customers.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

We currently maintain a commercial paper program, under which we can issue up to $3 billion with original maturities of up to 270 days from the date of issue. At March 31, 2009, we had $1.73 billion of commercial paper outstanding, compared to $2.59 billion at December 31, 2008. Commercial paper issuances are recorded in other short-term borrowings in our consolidated statement of condition.

In connection with the FDIC’s Temporary Liquidity Guarantee Program, or TLGP, in which we elected to participate in December 2008, we can issue up to $1.67 billion, and State Street Bank can issue up to $2.48 billion, of unsecured senior debt through June 30, 2009, which will be backed by the full faith and credit of the United States. The guarantee of this unsecured senior debt expires on the earlier of the maturity date of the debt or June 30, 2012. During the first quarter of 2009, we issued unsecured senior debt totaling $1.66 billion, composed of commercial paper of $155 million issued under our program described in the preceding paragraph and $1.5 billion of fixed-rate senior notes maturing on April 30, 2012, both of which are backed by the FDIC’s TLGP guarantee. More information with respect to the $1.5 billion issuance, which is recorded in long-term debt in our consolidated statement of condition, is provided in note 6 to the consolidated financial statements included in this Form 10-Q.

State Street Bank currently has Board authority to issue bank notes up to an aggregate of $5 billion, including up to $2.48 billion of unsecured senior debt under the TLGP and up to $1 billion of subordinated bank notes. During the first quarter of 2009, State Street Bank issued an aggregate of $2.45 billion of fixed- and floating-rate senior notes, composed of $1.0 billion of fixed-rate senior notes maturing on March 15, 2011 and $1.45 billion of floating-rate senior notes maturing on September 15, 2011, both of which are backed by the FDIC’s TLGP guarantee. More information with respect to these issuances, both of which are recorded in long-term debt in our consolidated statement of condition, is provided in note 6 to the consolidated financial statements included in this Form 10-Q.

State Street Bank currently maintains a line of credit with a financial institution of CAD $800 million, or approximately USD $635 million as of March 31, 2009, to support its Canadian securities processing operations. The line of credit has no stated termination date and is cancelable by either party with prior notice. As of March 31, 2009, no balance was outstanding on this line of credit.

Risk Management

The global scope of our business activities requires that we balance what we perceive to be the material risks in our businesses with a comprehensive and well-integrated risk-management function. The measurement, monitoring and mitigation of risks are essential to the financial performance and successful management of our businesses. These risks, if not effectively managed, can result in current losses to State Street as well as erosion of our capital and damage to our reputation. Our systematic approach also allows for a more precise assessment of risks within a framework for evaluating opportunities for the prudent use of capital.

We have a disciplined approach to risk management that involves all levels of our business. The Board of Directors provides extensive review and oversight of our overall risk-management programs, including the approval of key risk-management policies and the periodic review of State Street’s key risk indicators. These indicators are designed to identify major business activities of State Street with significant risk content, and to establish quantifiable thresholds for risk measurement. Key risk indicators are reported regularly to the Executive Committee of the Board and are reviewed periodically for appropriateness. Modifications to the indicators are made to reflect changes in our business activities or refinements to existing measurements. Enterprise Risk Management, or ERM, a dedicated corporate group, provides oversight, support and coordination across business

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

units and is responsible for the formulation and maintenance of enterprise-wide risk-management policies and guidelines. In addition, ERM establishes and reviews internally-approved limits, and with business line management, monitors key risks. The head of ERM meets regularly with the Board of Directors or a Board committee, as appropriate, and has the authority to escalate issues as necessary.

While we believe that our risk-management program is effective in managing the risks in our businesses, external factors may create risks that cannot always be identified or anticipated. Additional information about our process for managing market risk for both our trading and asset and liability management activities, as well as credit risk, operational risk and business risk, can be found in the Financial Condition section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2008 Form 10-K.

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

We use a variety of derivative financial instruments to support our customers’ needs, conduct trading activities and manage our interest-rate and currency risk. These activities are designed to generate trading revenue and to hedge potential earnings volatility. In addition, we provide services related to derivatives in our role as both a manager and a servicer of financial assets.

Our customers use derivatives to manage the financial risks associated with their investment goals and business activities, including foreign exchange forward contracts to convert currency for international investments and to manage the currency risk in their international investment portfolios. As an active participant in the foreign exchange markets, we provide foreign exchange forward contracts and options in support of these customer needs.

As part of our trading activities, we assume positions in the foreign exchange and interest-rate markets by buying and selling cash instruments and using derivatives, including foreign exchange forward contracts, foreign exchange and interest-rate options and interest-rate swaps. As of March 31, 2009, the aggregate notional amount of

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

these derivatives was $669.62 billion, of which $598.24 billion were foreign exchange forward and spot contracts. In the aggregate, foreign exchange forward positions are closely matched to minimize currency and interest-rate risk. All foreign exchange contracts are valued daily at prevailing market rates. Additional information about trading derivatives is provided in note 11 to the consolidated financial statements included in this Form 10-Q.

As noted above, we use a variety of risk measurement tools and methodologies, including value-at-risk, or VaR, which is an estimate of potential loss for a given period within a stated statistical confidence interval. We use a risk measurement system to estimate VaR daily. We have adopted standards for estimating VaR, and we maintain capital for market risk in accordance with applicable regulatory guidelines. VaR is estimated for a 99% one-tail confidence interval and an assumed one-day holding period using a historical observation period of two years. A 99% one-tail confidence interval implies that daily trading losses should not exceed the estimated VaR more than 1% of the time, or less than three business days out of a year. The methodology uses a simulation approach based on historically observed changes in foreign exchange rates, interest rates (domestic and foreign) and foreign exchange implied volatilities, and takes into account the resulting diversification benefits provided from the mix of our trading positions.

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

The following table presents value-at-risk with respect to our trading activities, as measured by our VaR methodology for the periods indicated. The VaR amounts presented in the table represent value-at-risk measurements associated with trading positions held during the periods. The lower total VaR primarily represents the impact of the diversification benefit across risk types. Amounts presented for 2008 have been restated to conform to current-year methodology.

	Quarters Ended March 31,
VALUE-AT-RISK	2009			2008
(In millions)	Average	Maximum	Minimum	Average	Maximum	Minimum
Foreign exchange rates	$3.8	$9.7	$0.8	$2.2	$4.4	$0.6
Interest-rates	1.4	2.9	0.6	1.0	1.7	0.7
Total	$4.1	$9.2	$1.2	$2.5	$5.0	$1.1

We back-test the estimated one-day VaR on a daily basis. This information is reviewed and used to confirm that all relevant trading positions are properly modeled. For the twelve months ended March 31, 2009, we experienced one back-testing exception, which is within the number of exceptions statistically expected at the confidence interval used in the VaR estimation process.

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

Our investment activities and our use of derivative financial instruments are the primary tools used in managing interest-rate risk. We invest in financial instruments with currency, repricing, and maturity characteristics we consider appropriate to manage our overall interest-rate risk position. In addition to on-balance sheet assets, we use certain derivatives, primarily interest-rate swaps, to alter the interest-rate characteristics of specific balance sheet assets or liabilities. The use of derivatives is subject to internally-approved guidelines. Additional information about our use of derivatives is in note 11 to the consolidated financial statements included in this Form 10-Q.

Non-U.S. dollar denominated customer liabilities are a significant portion of our consolidated balance sheet. These liabilities result in exposure to changes in the shape and level of non-U.S. dollar yield curves, which we include in our consolidated interest-rate risk management process.

To measure, monitor, and report on our interest-rate risk position, we use (1) NIR simulation, or NIR-at-risk, which measures the impact on NIR over the next twelve months to immediate, or “rate shock,” and gradual, or “rate ramp,” changes in market interest rates; and (2) economic value of equity, or EVE, which measures the impact on the present value of all NIR-related principal and interest cash flows of an immediate change in interest rates. NIR-at-risk is designed to measure the potential impact of changes in market interest rates on NIR in the short term. EVE, on the other hand, is a long-term view of interest-rate risk, but with a view toward liquidation of State Street. Both of these measures are subject to internally-established guidelines, and are monitored regularly, along with other relevant simulations, scenario analyses and stress tests by both Global Treasury and our Asset and Liability Committee.

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

The following table presents the estimated exposure of NIR for the next twelve months, calculated as of March 31, 2009 and December 31, 2008, due to an immediate ± 100 basis point shift in then-current interest rates. Estimated incremental exposures presented below are dependent on management’s assumptions about asset and liability sensitivities under various interest-rate scenarios, such as those previously discussed, and do not reflect any actions management may undertake in order to mitigate some of the adverse effects of interest-rate changes on State Street’s financial performance.

NIR-AT-RISK	Estimated Exposure to Net Interest Revenue
(In millions) Rate change:	March 31, 2009	December 31, 2008
+100 bps shock	$33	$7
-100 bps shock	(425)	(439)
+100 bps ramp	5	(29)
-100 bps ramp	(163)	(166)

The NIR-at-risk exposure to an immediate 100 bp increase in market interest rates became slightly more positive during the first quarter of 2009, while the NIR-at-risk exposure to a 100 bp downward shock in rates was essentially flat, and remained significantly negative. Lower levels of rate-sensitive customer deposits, as well as issuance of fixed-rate long-term debt, affected the upward 100 bp shock sensitivity. Market interest rates and liability yields both remained well below 1.00% at March 31, 2009. As a result, the downward 100 bp shock produced balance sheet spread compression, as liability yields are prevented from repricing lower to the full extent of the rate shock.

Other important factors that impact the levels of NIR are balance sheet size and mix; interest-rate spreads; the slope and interest-rate level of U.S. dollar and non-U.S. dollar yield curves and the relationship between them; the pace of change in market interest rates; and management actions taken in response to the preceding conditions.

The following table presents estimated EVE exposures, calculated as of March 31, 2009 and December 31, 2008, assuming an immediate and prolonged shift in interest rates, the impact of which would be spread over a number of years.

ECONOMIC VALUE OF EQUITY	Estimated Exposure to Economic Value of Equity
(In millions) Rate change:	March 31, 2009	December 31, 2008
+200 bps shock	$(986)	$(1,873)
- 200 bps shock	(848)	(740)

The first quarter 2009 interest rate environment, with U.S. interest rates near zero, prevents the downward 200 bp shock from fully occurring, as market rates cannot fall below zero, and reduces the benefit of lower rates on the fair value of the investment securities portfolio. Exposure to rising rates was significantly lower at March 31, 2009, due to lower asset duration from investment portfolio aging and security sales, as well as issuances of long-term debt.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Credit Risk

Credit and counterparty risk is defined as the risk of financial loss if a borrower or counterparty is either unable or unwilling to repay borrowings or settle a transaction in accordance with contractual terms. We assume credit and counterparty risk on both our on- and off-balance sheet exposures. The extension of credit and the acceptance of counterparty risk by State Street are governed by corporate guidelines based on the prospective customer’s risk profile, the markets served, counterparty and country concentrations, and regulatory compliance. Our focus on large institutional investors and their businesses requires that we assume concentrated credit risk in a variety of forms. We maintain comprehensive guidelines and procedures to monitor and manage all aspects of credit and counterparty risk that we undertake. Counterparties are evaluated individually on a regular basis, while significant exposures to counterparties are reviewed daily. Processes for credit approval and monitoring are in place for all credit extensions. As part of the approval and renewal process, due diligence is conducted based on the size and term of the exposure, as well as the quality of the counterparty.

We provide credit to our customers in a variety of ways. On a limited basis, we offer traditional loan products and services to key customers and prospects in a manner that is intended to enhance customer relationships, increase profitability and minimize risk. We employ a relationship model in which credit decisions are based upon credit quality and the overall institutional relationship. This model is typical of financial institutions that provide credit to institutional customers in the markets that we serve.

At March 31, 2009, total gross loans and leases were $7.74 billion compared to $9.13 billion at December 31, 2008, and included short-duration advances to customers, which generally result from advances for securities settlement related to their investment activities. Short-duration advances included in total gross loans were $2.97 billion and $4.64 billion at March 31, 2009 and December 31, 2008, respectively. Average short-duration advances were approximately $3.67 billion for the first quarter of 2009, $8.16 billion for the fourth quarter of 2008, and $8.84 billion for the first quarter of 2008. These balances are short-term in nature (generally overnight), lack significant concentration and occur in the normal course of the securities settlement process. Their decline for the first quarter of 2009 reflected the general slowdown in market activity during the quarter.

We purchase securities under agreements to resell. Risk is managed through a variety of processes, including determining the acceptability of counterparties; limiting purchases largely to low-risk U.S. government securities; taking possession or control of transaction assets; monitoring levels of underlying collateral; and limiting the duration of the agreements. Securities are revalued daily to determine if we believe that additional collateral is necessary from the borrower. Most repurchase agreements are short-term, with maturities of less than 90 days.

We also provide customers with off-balance sheet liquidity and credit enhancement facilities in the form of letters of credit, lines of credit and liquidity asset purchase agreements. These exposures are subject to an initial credit analysis, with detailed approval and review processes. These facilities are also actively monitored and reviewed annually.

On behalf of our customers, we lend their securities to creditworthy banks, broker/dealers and other institutions. In most circumstances, we indemnify our customers for the fair market value of those securities against a failure of the borrower to return such securities. Though these transactions are collateralized, the substantial volume of these activities necessitates detailed credit-based underwriting and monitoring processes. The aggregate amount of indemnified securities on loan totaled $343.65 billion at March 31, 2009, and $324.59 billion at December 31, 2008. We require the borrowers to provide collateral in an amount equal to or in excess

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

of 100% of the fair market value of the securities borrowed. Collateral received in connection with our securities lending services is held by us as agent and is not recorded in our consolidated statement of condition. The securities on loan and the collateral are revalued daily to determine if additional collateral is necessary. We held, as agent, cash and securities totaling $349.96 billion and $333.07 billion as collateral for indemnified securities on loan at March 31, 2009 and December 31, 2008, respectively.

The collateral held by us is invested on behalf of our customers. In certain cases, the collateral is invested in third-party repurchase agreements, for which we indemnify the customer against loss of the principal invested. We require the repurchase agreement counterparty to provide collateral in an amount equal to or in excess of 100% of the amount of the repurchase agreement. The indemnified repurchase agreements and the related collateral are not recorded in our consolidated statement of condition. Of the collateral of $349.96 billion at March 31, 2009 and $333.07 billion at December 31, 2008 referenced above, $72.77 billion at March 31, 2009 and $68.37 billion at December 31, 2008 were invested in indemnified repurchase agreements. We held, as agent, $75.95 billion and $71.87 billion as collateral for indemnified investments in repurchase agreements at March 31, 2009 and December 31, 2008, respectively.

Processes for credit approval and monitoring are in place for other extensions of credit. As part of the approval and renewal process, due diligence is conducted based on the size and term of the exposure, as well as the quality of the counterparty. Exposures to these entities are aggregated, evaluated and approved by ERM.

Investments in debt and equity securities, including investments in affiliates, are monitored regularly by Corporate Finance and ERM. Procedures are in place for evaluating potentially impaired securities are discussed in notes 1 and 3 to the consolidated financial statements included in our 2008 Form 10-K.

An allowance for loan losses is maintained to absorb probable credit losses in the loan and lease portfolio that can be estimated, and is reviewed regularly by management for adequacy. An internal risk management system is used to assess probabilities of default of our counterparties, and potential risk of loss in the event of counterparty default. State Street’s risk rating process incorporates the use of risk rating tools and management judgment. Qualitative and quantitative inputs are captured in a transparent and replicable manner, and following a formal review and approval process, an internal credit rating based on State Street’s credit scale is assigned. The provision for loan losses is a charge to current earnings to maintain the overall allowance for loan losses at a level considered adequate relative to the level of credit risk in the loan and lease portfolio. The allowance for loan losses was $94 million at March 31, 2009 and $18 million at December 31, 2008.

We also maintain a separate allowance for undrawn letters of credit and unfunded commitments to extend credit. This allowance, which is recorded in accrued expenses and other liabilities in our consolidated statement of condition, totaled $25 million at March 31, 2009 and $20 million at December 31, 2008. Management reviews the adequacy of this allowance on a regular basis.

During 2008, we purchased a portfolio of commercial real estate loans from certain customers in connection with a defaulted indemnified repurchase obligation. We recorded the loans at their then-estimated fair value of $800 million. During the first quarter of 2009, we recorded a provision for loan losses related to this portfolio of $84 million, to reflect the impact of management’s assessment of the deteriorating economic conditions in the commercial real estate markets during the quarter on its expectation with respect to future principal and interest cash flows associated with the loans. The allowance for loan losses related to these loans was reduced by net charge-offs totaling approximately $8 million, which were recorded during the first quarter of 2009.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

OFF-BALANCE SHEET ARRANGEMENTS

Information about the activities of the special purpose entities utilized by State Street in the ordinary course of its business is provided in the “Special Purpose Entities” section of this Management’s Discussion and Analysis and in note 8 to the consolidated financial statements included in this Form 10-Q.

Information about other off-balance sheet activities is provided in notes 7 and 11 to the consolidated financial statements included in this Form 10-Q.

RECENT ACCOUNTING DEVELOPMENTS

Information with respect to recent accounting developments is provided in note 1 to the consolidated financial statements included in this Form 10-Q.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information with respect to quantitative and qualitative disclosures about market risk is set forth in the “Market Risk” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in this Form  10-Q.

CONTROLS AND PROCEDURES

State Street has established and maintains disclosure controls and procedures that are designed to ensure that material information relating to State Street and its subsidiaries on a consolidated basis required to be disclosed in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to State Street management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. For the quarter ended March 31, 2009, State Street’s management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of State Street’s disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that State Street’s disclosure controls and procedures were effective as of March 31, 2009.

State Street has also established and maintains internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. In the ordinary course of business, State Street routinely enhances its internal control over financial reporting by either upgrading its current systems or implementing new systems. Changes have been made and will be made to State Street’s internal control over financial reporting as a result of these efforts. During the quarter ended March 31, 2009, there was no change in State Street’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, State Street’s internal control over financial reporting.

STATE STREET CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
(Dollars in millions, except per share amounts)
Fee revenue:
Servicing fees	$766	$960
Management fees	181	278
Trading services	245	366
Securities finance	181	303
Processing fees and other	49	54

Total fee revenue	1,422	1,961

Net interest revenue:
Interest revenue	738	1,288
Interest expense	174	663

Net interest revenue	564	625
Gains (Losses) related to investment securities, net	16	(9)

Total revenue	2,002	2,577

Provision for loan losses	84	—

Expenses:
Salaries and employee benefits	731	1,062
Information systems and communications	161	155
Transaction processing services	131	162
Occupancy	121	110
Merger and integration costs	17	26
Professional services	35	82
Amortization of other intangible assets	34	33
Other	74	144

Total expenses	1,304	1,774

Income before income tax expense	614	803
Income tax expense	138	273

Net income	$476	$530

Net income available to common shareholders	$445	$530

Earnings per common share:
Basic	$1.03	$1.36
Diluted	1.02	1.35

Average common shares outstanding (in thousands):
Basic	432,179	387,942
Diluted	435,299	393,647

Cash dividends declared per share	$.01	$.23

The accompanying notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION

CONSOLIDATED STATEMENT OF CONDITION

	March 31, 2009	December 31, 2008
(Dollars in millions, except per share amounts)
Assets
Cash and due from banks	$3,539	$3,181
Interest-bearing deposits with banks	34,906	55,733
Securities purchased under resale agreements	1,291	1,635
Trading account assets	4,872	815
Investment securities available for sale	54,295	54,163
Investment securities held to maturity purchased under money market liquidity facility (fair value of $740 and $6,100)	740	6,087
Investment securities held to maturity (fair value of $13,698 and $14,311)	15,439	15,767
Loans and leases (less allowance for losses of $94 and $18)	7,644	9,113
Premises and equipment (net of accumulated depreciation of $2,799 and $2,758)	2,029	2,011
Accrued income receivable	1,498	1,738
Goodwill	4,493	4,527
Other intangible assets	1,809	1,851
Other assets	9,589	17,010

Total assets	$142,144	$173,631

Liabilities
Deposits:
Noninterest-bearing	$13,247	$32,785
Interest-bearing—U.S.	12,691	4,558
Interest-bearing—Non-U.S.	57,978	74,882

Total deposits	83,916	112,225
Securities sold under repurchase agreements	10,388	11,154
Federal funds purchased	1,402	1,082
Short-term borrowings under money market liquidity facility	740	6,042
Other short-term borrowings	15,646	11,555
Accrued expenses and other liabilities	7,789	14,380
Long-term debt	8,405	4,419

Total liabilities	128,286	160,857

Commitments and contingencies (note 7)

Shareholders’ equity
Preferred stock, no par: 3,500,000 shares authorized; 20,000 shares issued and outstanding	1,889	1,883
Common stock, $1 par: 750,000,000 shares authorized; 434,798,034 and 431,976,032 shares issued	435	432
Surplus	6,964	6,992
Retained earnings	9,575	9,135
Accumulated other comprehensive loss	(4,987)	(5,650)
Treasury stock, at cost (421,803 and 418,354 shares)	(18)	(18)

Total shareholders’ equity	13,858	12,774

Total liabilities and shareholders’ equity	$142,144	$173,631

The accompanying notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

		Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Total
(Dollars in millions, except per share amounts, shares in thousands)	Preferred Stock	Shares	Amount				Shares	Amount
Balance at December 31, 2007		398,366	$398	$4,630	$7,745	$(575)	12,082	$(899)	$11,299
Comprehensive income:
Net income					530				530
Change in net unrealized loss on available-for-sale securities, net of related taxes of $(705) and reclassification adjustment						(1,135)			(1,135)
Change in net unrealized loss on fair value hedges of available-for-sale securities, net of related taxes of $(34)						(51)			(51)
Foreign currency translation, net of related taxes of $10						121			121
Change in net unrealized loss on cash flow hedges, net of related taxes of $(8)						(11)			(11)
Change in net unrealized loss on hedges of net investments in non-U.S. subsidiaries, net of related taxes of $(4)						(7)			(7)

Total comprehensive income					530	(1,083)			(553)
Cash dividends declared ($.23 per share)					(90)				(90)
Common stock acquired							552		—
Contract payments to State Street Capital Trust III				(37)					(37)
Common stock awards and options exercised, including tax benefit of $47				(138)			(4,586)	325	187

Balance at March 31, 2008		398,366	$398	$4,455	$8,185	$(1,658)	8,048	$(574)	$10,806

Balance at December 31, 2008	$1,883	431,976	$432	$6,992	$9,135	$(5,650)	418	$(18)	$12,774
Comprehensive income:
Net income					476				476
Change in net unrealized loss on available-for-sale securities, net of related taxes of $402 and reclassification adjustment						617			617
Change in net unrealized loss on fair value hedges of available-for-sale securities, net of related taxes of $31						48			48
Foreign currency translation, net of related taxes of $(75)						(5)			(5)
Change in net unrealized loss on cash flow hedges, net of related taxes of $1						3			3

Total comprehensive income					476	663			1,139
Cash dividends:
Common stock - $.01 per share					(5)				(5)
Preferred stock					(25)				(25)
Accretion of preferred stock discount	6				(6)				—
Common stock awards and options exercised, including related taxes of $(50)		2,822	3	(28)			4		(25)

Balance at March 31, 2009	$1,889	434,798	$435	$6,964	$9,575	$(4,987)	422	$(18)	$13,858

The accompanying notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
(In millions)
Operating Activities:
Net income	$476	$530
Adjustments to reconcile net income to net cash used in operating activities:
Non-cash adjustments for depreciation, amortization, accretion and deferred income tax expense	(23)	172
(Gains) losses related to investment securities, net	(16)	9
Change in trading account assets, net	(4,358)	(455)
Other, net	1,186	(2,132)

Net cash used in operating activities	(2,735)	(1,876)

Investing Activities:
Net (increase) decrease in interest-bearing deposits with banks	20,827	(7,961)
Net decrease in federal funds sold and securities purchased under resale agreements	344	425
Proceeds from sales of available-for-sale securities	1,040	711
Proceeds from maturities of available-for-sale securities	9,639	6,311
Purchases of available-for-sale securities	(9,992)	(6,534)
Net decrease in held-to-maturity securities related to AMLF	5,370	—
Proceeds from maturities of held-to-maturity securities	736	255
Purchases of held-to-maturity securities	(100)	(313)
Net decrease in loans and leases	1,533	877
Purchases of equity investments and other long-term assets	(50)	(21)
Purchases of premises and equipment	(140)	(158)
Other, net	50	76

Net cash (used in) provided by investing activities	29,257	(6,332)

Financing Activities:
Net increase in time deposits	6,617	6,337
Net increase (decrease) in all other deposits	(34,926)	2,576
Net decrease in short-term borrowings related to AMLF	(5,302)	—
Net increase in short-term borrowings	3,645	409
Proceeds from issuance of long-term debt, net of issuance costs	3,938	493
Payments for long-term debt and obligations under capital leases	(15)	(5)
Proceeds from issuance of common stock for stock awards and options exercised	3	—
Proceeds from issuances of treasury stock	—	103
Payments for cash dividends	(124)	(89)

Net cash (used in) provided by financing activities	(26,164)	9,824

Net increase	358	1,616
Cash and due from banks at beginning of year	3,181	4,733

Cash and due from banks at end of year	$3,539	$6,349

The accompanying notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.    Summary of Significant Accounting Policies

The accounting and financial reporting policies of State Street Corporation conform to accounting principles generally accepted in the United States of America, referred to as GAAP. The parent company is a financial holding company headquartered in Boston, Massachusetts. Unless otherwise indicated or unless the context requires otherwise, all references in these notes to consolidated financial statements to “State Street,” “we,” “us,” “our” or similar references mean State Street Corporation and its subsidiaries on a consolidated basis. Our principal banking subsidiary, State Street Bank and Trust Company, is referred to as “State Street Bank.” We report two lines of business:

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

The consolidated financial statements accompanying these condensed notes are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the consolidated results of operations in these financial statements, have been made. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and these condensed notes. Actual results could differ from those estimates. Consolidated results of operations for the three months ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. Certain previously reported amounts have been reclassified to conform to current period classifications as presented in this Form 10-Q.

The consolidated statement of condition at December 31, 2008, has been derived from the audited financial statements at that date, but does not include all footnotes required by GAAP for a complete set of financial statements. The accompanying consolidated financial statements and these condensed notes should be read in conjunction with the financial and risk factors information included in our 2008 Form 10-K, which we previously filed with the SEC.

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. In accordance with the FSP, unvested equity-based awards that contain non-forfeitable rights to dividends are considered to participate with common shareholders in undistributed earnings. As a result, the awards are required to be included in the calculation of basic earnings per common share pursuant to the “two-class” method. For State Street, participating securities are composed of unvested restricted stock and deferred director stock awards. These participating securities, prior to application of the FSP, were excluded from weighted-average common shares outstanding in the calculation of basic earnings per common share.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 1.    Summary of Significant Accounting Policies (Continued)

We applied the provisions of the FSP beginning on January 1, 2009, and have calculated and presented basic earnings per common share on this basis for all periods presented. The impact of the inclusion of participating securities in the calculation of basic earnings per common share for prior periods was not material.

Recent Accounting Developments

In April 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The FSP changes existing guidance for determining whether impairment of debt securities is other than temporary. The FSP requires other-than-temporary impairment to be separated into the amount representing the decrease in cash flows expected to be collected from a security (referred to as credit losses), which is recognized in earnings, and the amount related to other factors, which is recognized in other comprehensive income. The non-credit loss component of the impairment can only be classified in other comprehensive income if the holder of the security concludes (1) that it does not intend to sell the security and (2) that it is more likely than not that it will not be required to sell the security before the security recovers its value. If these two conditions are not met, the non-credit loss component of the impairment must also be recognized in earnings.

Upon adoption of the FSP, the entity is required to record a cumulative-effect adjustment, as of the beginning of the period of adoption, to reclassify the non-credit loss component of previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income. The FSP is effective, for State Street, as of June 30, 2009, with early adoption permitted as of March 31, 2009. We did not elect to early-adopt the FSP, and are currently evaluating the impact of adoption on our consolidated financial statements, but we do not believe that adoption will have a material impact.

In April 2009, the FASB issued Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. The proposed FSP, while emphasizing that the objective of fair value measurement described in SFAS No. 157, Fair Value Measurements, remains unchanged, provides additional guidance for determining whether market activity for a financial asset or liability has significantly decreased, as well as for identifying circumstances that indicate that transactions are not orderly.

The FSP reiterates that if a market is determined to be inactive and the related market price is deemed to be reflective of a “distressed sale” price, then management judgment may be required to estimate fair value. The FSP identifies factors to be considered when determining whether or not a market is inactive. The FSP is effective, for State Street, as of June 30, 2009, with early adoption permitted as of March 31, 2009. We did not elect to early-adopt the FSP, and are currently evaluating the impact of adoption on our consolidated financial statements, but we do not believe that adoption will have a material impact.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This proposed FSP would amend SFAS No. 107, Disclosures About Fair Value of Financial Instruments, and Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require disclosures about fair values of financial instruments in all interim financial statements. Once adopted, the disclosures required by the FSP are to be provided prospectively. The FSP’s requirements would be effective, for State Street, as of June 30, 2009, with early adoption permitted as of March 31, 2009. We did not elect to early-adopt the FSP, and expect to provide the required disclosures as of June 30, 2009.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 1.    Summary of Significant Accounting Policies (Continued)

In April 2009, the FASB issued Staff Position No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This FSP amends and clarifies the provisions of SFAS No. 141(R), Business Combinations, with respect to the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies associated with a business combination. The provisions of the FSP are effective, for State Street, for business combinations occurring after January 1, 2009. The impact of adoption of the FSP on our consolidated financial statements will depend on the nature, terms and size of future business combinations.

Note 2.    Investment Securities

	March 31, 2009				December 31, 2008
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
(In millions)		Gains	Losses			Gains	Losses
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$11,810	$10	$20	$11,800	$11,577	$21	$19	$11,579
Mortgage-backed securities	9,913	185	51	10,047	10,775	129	106	10,798
Asset-backed securities	24,971	35	5,101	19,905	25,049	8	5,633	19,424
Collateralized mortgage obligations	1,652	5	453	1,204	1,837	7	403	1,441
State and political subdivisions	6,008	137	480	5,665	6,230	105	623	5,712
Other debt investments	5,208	51	143	5,116	4,816	51	144	4,723
Money-market mutual funds	435	—	—	435	344	—	—	344
Other equity securities	136	1	14	123	158	3	19	142

Total	$60,133	$424	$6,262	$54,295	$60,786	$324	$6,947	$54,163

Held to maturity purchased under AMLF:
Asset-backed commercial paper	$740	—	—	$740	$6,087	$13	—	$6,100

Held to maturity:
U.S. Treasury and federal agencies:
Direct obligations	$501	$22		$523	$501	$27		$528
Mortgage-backed securities	772	26		798	810	17		827
Asset-backed securities	3,942	17	$443	3,516	3,986	38	$412	3,612
Collateralized mortgage obligations	9,868	49	1,417	8,500	9,979	29	1,159	8,849
State and political subdivisions	266	5	—	271	382	4	—	386
Other investments	90	—	—	90	109	—	—	109

Total	$15,439	$119	$1,860	$13,698	$15,767	$115	$1,571	$14,311

Aggregate investment securities carried at $43.92 billion and $42.74 billion at March 31, 2009 and December 31, 2008, respectively, were designated as pledged for public and trust deposits, short-term borrowings and for other purposes as provided by law.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 2.    Investment Securities (Continued)

We recorded other-than-temporary impairment of $13 million for the first quarter of 2009, compared to $15 million for the first quarter of 2008. Of the total impairment recorded for 2009, $10 million resulted from our intent to sell the securities in response to a tender offer from the issuer. Since management no longer had the intent to hold the securities to their maturity, we recorded impairment to adjust the basis of the securities to fair value. Management regularly reviews the fair values of investment securities to determine if other-than-temporary impairment has occurred. This review encompasses all investment securities and includes such quantitative factors as current and expected future interest rates and the length of time that a security’s cost basis has exceeded its fair value, and includes all investment securities for which we have issuer-specific concerns regardless of quantitative factors.

After a full review of all investment securities, taking into consideration current economic conditions, adverse situations that might affect our ability to fully collect interest and principal, the timing of future payments, the credit quality and performance of the underlying collateral of asset-backed securities, and other relevant factors, and excluding the securities for which other-than-temporary impairment was recorded during the first quarter of 2009, management considers the aggregate decline in fair value of the remaining securities and the resulting gross unrealized losses of $8.12 billion related to 2,875 securities at March 31, 2009 to be temporary and not the result of any material changes in the credit characteristics of the securities. Management continues to believe that it is probable that we will collect all principal and interest according to underlying contractual terms, and has the ability and the intent to hold the securities until recovery in market value.

Gains and losses related to investment securities were as follows for the periods indicated:

	Three Months Ended March 31,
(In millions)	2009	2008
Gross gains from sales of available-for-sale securities	$37	$9
Gross losses from sales of available-for-sale securities	(8)	(3)
Other-than-temporary impairment write-downs	(13)	(15)

Net gains (losses)	$16	$(9)

Note 3.    Loans and Lease Financing

At March 31, 2009, we carried commercial real estate loans of approximately $695 million that were purchased from certain customers in 2008 pursuant to indemnified repurchase agreements. The loans, which are primarily collateralized by direct and indirect interests in commercial real estate, were recorded at their then-estimated fair value, based on management’s expectation with respect to collection of principal and interest using appropriate market discount rates as of the date of acquisition.

Although a portion of these loans are 90 days or more contractually past-due, we do not consider them to be past-due loans, because under applicable accounting standards, the interest earned on these loans is based on an accretable yield resulting from management’s expectation with respect to cash flows relative to both the timing and collection of principal and interest as of the reporting date, not contractual payment terms.

During the three months ended March 31, 2009, we recorded a provision for loan losses of approximately $84 million in our consolidated statement of income, to reflect management’s revised expectation of future principal and interest cash flows with respect to these loans. Management’s change in expectation resulted

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 3.    Loans and Lease Financing (Continued)

primarily from its assessment of the impact of the deteriorating economic conditions in the commercial real estate markets during the first quarter of 2009. The allowance for loan losses related to these loans was reduced by net charge-offs totaling approximately $8 million, which were recorded during the first quarter of 2009.

The allowance for loan losses was $94 million at March 31, 2009 and $18 million at December 31, 2008. During the three months ended March 31, 2009, activity in the allowance for loan losses was composed of the above-described provision of approximately $84 million, offset by net charge-offs of approximately $8 million.

Note 4.    Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill were as follows for the three months ended March 31, 2009:

(In millions)	Investment Servicing	Investment Management	Total
Balance at December 31, 2008	$4,521	$6	$4,527
Adjustment of goodwill previously recorded	(16)	—	(16)
Foreign currency translation	(18)	—	(18)

Balance at March 31, 2009	$4,487	$6	$4,493

The adjustment of goodwill previously recorded resulted from a reduction of goodwill associated with our acquisition of a portion of the Global Securities Services business of Deutsche Bank AG in 2003, and was recorded in connection with a refund of foreign income taxes received during the first three months of 2009 that were originally paid as part of the acquisition.

The gross carrying amount and accumulated amortization of other intangible assets were as follows as of March 31, 2009 and December 31, 2008:

	March 31, 2009			December 31, 2008
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$1,594	$(319)	$1,275	$1,573	$(277)	$1,296
Core deposits	500	(40)	460	500	(34)	466
Other	158	(84)	74	170	(81)	89

Total	$2,252	$(443)	$1,809	$2,243	$(392)	$1,851

Note 5.    Other Assets and Accrued Expenses and Other Liabilities

Other Assets

Other assets consisted of the following as of March 31, 2009 and December 31, 2008:

(In millions)	March 31, 2009	December 31, 2008
Unrealized gains on derivative financial instruments	$6,110	$11,943
Collateral deposits	1,233	2,709
Equity investments in joint ventures and other unconsolidated entities	378	412
Other	1,868	1,946

Total	$9,589	$17,010

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 5.    Other Assets and Accrued Expenses and Other Liabilities (Continued)

Accrued Expenses and Other Liabilities

In 2007, in connection with the Investors Financial acquisition, we recorded liabilities for exit and termination costs of approximately $67 million. These costs were composed of liabilities for severance associated with Investors Financial employees, abandonment of Investors Financial operating leases, and termination of service and other contracts executed by Investors Financial with third parties. These costs were recorded as part of the purchase price, and resulted in additional goodwill. The liability related to lease abandonments is expected to be reduced over the terms of the related leases, which as of March 31, 2009 is approximately eleven years.

The following table presents activity related to these liabilities for the first three months of 2009.

(In millions)	Severance	Lease Abandonments	Total
Balance at December 31, 2008	$6	$35	$41
Payments	(1)	—	(1)
Other adjustments	—	4	4

Balance at March 31, 2009	$5	$39	$44

In December 2008, we implemented a plan to reduce our expenses from operations and support our long-term growth. In connection with this plan, we recorded aggregate restructuring charges of $306 million in our consolidated statement of income. The primary component of the plan was an involuntary reduction of our global workforce, which was substantially completed by the end of the first three months of 2009. Other components of the plan included costs related to lease and software license terminations, restructuring of agreements with technology providers and other costs.

The following table presents activity related to these liabilities for the first three months of 2009. During the three months ended March 31, 2009, approximately 1,375 employees were involuntarily terminated and left State Street.

(In millions)	Severance	Lease and Asset Write-Offs	Other	Total
Balance at December 31, 2008	$230	$17	$3	$250
Payments and adjustments	(97)	(5)	(2)	(104)

Balance at March 31, 2009	$133	$12	$1	$146

Note 6.    Long-Term Debt

During the first three months of 2009, we issued an aggregate of $1.66 billion of unsecured senior debt, including $155 million issued under our commercial paper program with maturities ranging from April 2009 to September 2009 that was recorded in other short-term borrowings. The remainder, recorded in long-term debt, was composed of $1.5 billion of 2.15% fixed-rate senior notes that mature on April 30, 2012, with interest

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 6.    Long-Term Debt (Continued)

payable semi-annually in arrears on April 30 and October 30 of each year, beginning on April 30, 2009. We have the option to redeem the notes before their maturity if we become obligated to pay additional interest because of changes in the laws or regulations of any U.S. taxing authority.

The senior debt is guaranteed by the Federal Deposit Insurance Corporation, or FDIC, under its Temporary Liquidity Guarantee Program, referred to as the TLGP. If we fail to make a timely payment of any principal or interest, the FDIC is obligated to make such payment following required notification. The FDIC’s guarantee will expire upon maturity of the commercial paper and, with respect to the senior notes, upon their redemption or on April 30, 2012. Upon issuance of the senior notes, we paid the FDIC approximately $47.5 million to utilize the TLGP guarantee. We incurred other costs of approximately $5 million in connection with the issuance, primarily composed of underwriting, legal and SEC registration fees. The aggregate of the FDIC guarantee fee and other issuance costs will be amortized against NIR in our consolidated statement of income over the term of the notes.

In March 2009, State Street Bank issued an aggregate of $2.45 billion of fixed- and floating-rate senior notes. $1.0 billion of 1.85% fixed-rate senior notes mature on March 15, 2011, and interest is payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2009. $1.45 billion of floating-rate senior notes mature on September 15, 2011, and interest is payable quarterly at the three-month LIBOR rate plus 20 basis points on March 15, June 15, September 15 and December 15 of each year, beginning on June 15, 2009. The interest on the floating-rate senior notes will reset quarterly on each interest payment date each year, beginning on June 15, 2009. State Street Bank has the option to redeem the notes before their maturity if it becomes obligated to pay additional interest because of changes in the laws or regulations of any U.S. taxing authority.

The senior notes, recorded in long-term debt, are guaranteed by the FDIC under the TLGP. If State Street Bank fails to make a timely payment of any principal or interest under the senior notes, the FDIC is obligated to make such payment following required notification. The FDIC’s guarantee will expire upon redemption of the notes or on the notes’ respective maturity. Upon issuance of the senior notes, State Street Bank paid the FDIC approximately $56 million to utilize the guarantee. State Street Bank incurred other costs of approximately $5 million in connection with the issuance, primarily composed of underwriting and legal fees. The aggregate of the FDIC guarantee fee and other issuance costs will be amortized against NIR in our consolidated statement of income over the term of the notes.

Note 7.    Commitments and Contingencies

Off-Balance Sheet Commitments and Contingencies

In the normal course of business, we hold assets under custody and management in a custodial or fiduciary capacity. Management conducts regular reviews of its responsibilities in this regard and considers the results in preparing the consolidated financial statements. In the opinion of management, no contingent liabilities existed at March 31, 2009, that would have had a material adverse effect on State Street’s consolidated financial condition or results of operations.

On behalf of our customers, we lend their securities to brokers and other institutions. In most circumstances, we indemnify our customers for the fair market value of those securities against a failure of the borrower to return such securities. The aggregate amount of indemnified securities on loan totaled $343.65 billion at

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 7.    Commitments and Contingencies (Continued)

March 31, 2009, and $324.59 billion at December 31, 2008. We require the borrowers to provide collateral in an amount equal to or in excess of 100% of the fair market value of the securities borrowed. Securities on loan are revalued daily to determine if additional collateral is necessary. Collateral received in connection with our securities lending services is held by us as agent and is not recorded in our consolidated statement of condition. We held, as agent, cash and securities totaling $349.96 billion and $333.07 billion as collateral for indemnified securities on loan at March 31, 2009 and December 31, 2008, respectively.

The collateral held by us is invested on behalf of our customers. In certain cases, the collateral is invested in third-party repurchase agreements, for which we indemnify the customer against loss of the principal invested. We require the repurchase agreement counterparty to provide collateral in an amount equal to or in excess of 100% of the amount of the repurchase agreement. The indemnified repurchase agreements and the related collateral are not recorded in our consolidated statement of condition. Of the collateral of $349.96 billion at March 31, 2009 and $333.07 billion at December 31, 2008 referenced above, $72.77 billion at March 31, 2009 and $68.37 billion at December 31, 2008 was invested in indemnified repurchase agreements. We held, as agent, $75.95 billion and $71.87 billion as collateral for indemnified investments in repurchase agreements at March 31, 2009 and December 31, 2008, respectively.

Legal Proceedings

Several customers have filed litigation claims against us, some of which are putative class actions purportedly on behalf of customers, including customers which invested in certain of State Street Global Advisors’, or SSgA’s, active fixed-income strategies. These claims related to investment losses in one or more of SSgA’s strategies that included sub-prime investments. In 2007, we established a reserve of approximately $625 million to address legal exposure associated with the under-performance of certain active fixed-income strategies managed by SSgA and customer concerns as to whether the execution of these strategies was consistent with the customers’ investment intent. These strategies were adversely impacted by exposure to, and the lack of liquidity in, sub-prime mortgage markets that resulted from the disruption in the global securities markets during the second half of 2007. After aggregate payments of $418 million for settlement agreements, the reserve totaled approximately $207 million at March 31, 2009.

We are involved in various regulatory, governmental and law enforcement inquiries and subpoenas, as well as legal proceedings, including other class action proceedings, that arise in the normal course of business. In the opinion of management, after discussion with counsel and based on the information currently available, these regulatory, governmental and law enforcement inquiries and subpoenas and legal proceedings can be defended or resolved without a material adverse effect on our consolidated financial condition or results of operations in future periods.

Tax Contingencies

In the normal course of our business, we are subject to challenges from U.S. and non-U.S. income tax authorities regarding the amount of taxes due. These challenges may result in adjustments to the timing or amount of taxable income or deductions or the allocation of taxable income among tax jurisdictions.

The IRS has completed its review of our 2000 — 2003 income tax returns. During those years, we entered into leveraged leases known as sale-in, lease-out, or SILO, transactions, which the IRS has since classified as tax shelters. The IRS has disallowed tax losses resulting from these leases. During 2008, while we were engaged in

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 7.    Commitments and Contingencies (Continued)

settlement discussions with them, the IRS won a court victory in a SILO case involving other taxpayers. Shortly after that decision, the IRS suspended all SILO settlement discussions and issued a standard SILO settlement offer to most taxpayers that had entered into such transactions. After reviewing the settlement offer, we decided not to accept it but to continue to pursue our appeal rights within the IRS. We believe that we reported the tax effects of all SILO lease transactions properly based upon applicable statutes, regulations and case law in effect at the time we entered into them.

We originally recorded revenue and deferred tax liabilities with respect to our SILO transactions based on projected pre-tax and tax cash flows. In consideration of the terms of the settlement offer and the context in which it was issued, we revised our projections of the timing and amount of tax cash flows and reflected those revisions in our leveraged lease accounting. We also substantially reserved for tax-related interest expense that we may incur upon resolution of this matter.

While it is unclear whether we will be able to reach an acceptable resolution with the IRS, management believes we are sufficiently accrued as of March 31, 2009 for tax exposures, including exposures related to SILO transactions, and related interest expense. If management revises its evaluation of this tax position in a future period, the effect of the revision will be recorded in income tax expense in that period.

Other Contingencies

In the normal course of our business, we offer products that provide book value protection primarily to plan participants in stable value funds of postretirement defined contribution benefit plans, particularly 401(k) plans. The book value protection is provided on portfolios of intermediate, investment grade fixed-income securities, and is intended to provide safety and stable growth of principal invested. The protection is intended to cover any shortfall in the event that a significant number of plan participants withdraw funds when book value exceeds market value and the liquidation of the assets is not sufficient to redeem the participants. To manage our exposure, we impose significant restrictions and constraints on the timing and cause of the withdrawals, the manner in which the portfolio is liquidated and the funds are accessed, and the investment parameters of the underlying portfolio. These constraints, combined with structural protections, are designed to provide adequate cushion and guard against payments even under extreme stress scenarios. As of March 31, 2009 and December 31, 2008, the notional amount of these guarantees totaled $50.64 billion and $51.00 billion, respectively. As of March 31, 2009, we have not made a payment under these products, and management believes that the probability of payment under these guarantees is remote.

Note 8.    Securitizations and Variable Interest Entities

Tax-Exempt Investment Program

In the normal course of our business, we structure and sell certificated interests in pools of tax-exempt investment-grade assets, principally to our mutual fund customers. We structure these pools as partnership trusts, and the trusts are recorded in our consolidated statement of condition as investment securities available for sale and other short-term borrowings. We may also provide liquidity and re-marketing services to the trusts. As of March 31, 2009 and December 31, 2008, we carried investment securities available for sale, composed of securities related to state and political subdivisions, with a fair value of $3.08 billion and $3.05 billion, respectively, and other short-term borrowings of $2.82 billion and $2.86 billion, respectively, in our consolidated statement of condition in connection with these trusts.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 8.    Securitizations and Variable Interest Entities (Continued)

We transfer assets to the trusts from our investment securities portfolio at adjusted book value, and the trusts finance the acquisition of these assets by selling certificated interests issued by the trusts to third-party investors and to State Street as residual holder. These transfers do not meet the de-recognition criteria of SFAS No. 140, Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and therefore are recorded in our consolidated financial statements. The trusts had a weighted-average life of approximately 8.4 years at March 31, 2009, compared to approximately 8.3 years at December 31, 2008. Under separate agreements, we provide standby bond purchase agreements to these trusts, which obligate State Street to acquire the certificated interests at par value in the event that the re-marketing agent is unable to place the certificated interests with investors. Our obligations as standby bond purchase agreement provider terminate in the event of the following credit events: payment default, bankruptcy of the issuer or credit enhancement provider, the imposition of taxability, or the downgrade of an asset held by the trust below investment grade. Our commitments to the trusts under these standby bond purchase agreements totaled $2.93 billion at March 31, 2009, none of which were utilized at period-end. In the event that our obligations under these agreements are triggered, no material impact to our consolidated financial condition or results of operations is expected to occur, because the securities are already recorded at fair value in our consolidated statement of condition.

Asset-Backed Commercial Paper Program

In the normal course of our business, we sponsor and administer four multi-seller asset-backed commercial paper programs, or conduits, which had aggregate total assets of approximately $22.51 billion at March 31, 2009, and $23.89 billion at December 31, 2008. The conduits obtain funding through the issuance of commercial paper to independent third parties, including the Federal Reserve’s Commercial Paper Funding Facility, or CPFF, and hold diversified investments, which are primarily securities purchased from independent third parties. The investments are collateralized by mortgages, student loans, automobile and equipment loans and credit card receivables, among other asset types.

We provide administrative services to each of the conduits, for which we earn fees that generally represent the residual earnings of the conduits after the payment of interest on outstanding commercial paper and other fees to independent third parties. We earned fee revenue of approximately $24 million for the three months ended March 31, 2009, compared to approximately $12 million for the three months ended March 31, 2008, which we recorded in processing fees and other revenue in our consolidated statement of income.

The following tables present additional information with respect to the composition of the conduits’ asset portfolios, in the aggregate, as of March 31, 2009 and December 31, 2008. The weighted-average maturity of the conduits’ assets in the aggregate was approximately four years.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 8.    Securitizations and Variable Interest Entities (Continued)

CONDUIT ASSETS BY COLLATERAL TYPE

	March 31, 2009		December 31,2008
(Dollars in billions)	Amount	Percent of Total Conduit Assets	Amount	Percent of Total Conduit Assets
Australian residential mortgage-backed securities	$2.80	12%	$3.03	13%
European residential mortgage-backed securities	3.46	15	3.88	16
U.S. residential mortgage-backed securities	3.38	15	3.49	15
United Kingdom residential mortgage-backed securities	1.53	7	1.57	7
Student loans	2.90	13	2.94	12
Automobile and equipment loans	2.53	11	2.72	11
Credit cards	1.84	8	1.96	8
Other(1)	4.07	19	4.30	18

Total conduit assets	$22.51	100%	$23.89	100%

(1)

“Other” included trade receivables, collateralized debt and loan obligations, business/commercial loans and other financial instruments. No individual asset class represented more than 2% of total conduit assets at March 31, 2009, except for trade receivables at 2.3% and collateralized loan obligations at 3.6% of total conduit assets.

CONDUIT ASSETS BY CREDIT RATING

	March 31, 2009		December 31, 2008
(Dollars in billions)	Amount	Percent of Total Conduit Assets	Amount	Percent of Total Conduit Assets
AAA/Aaa	$9.05	40%	$12.16	51%
AA/Aa	3.03	13	4.36	18
A/A	2.75	12	2.10	9
BBB/Baa	2.23	10	2.05	9
BB/Ba	0.89	4	0.11	—
B/B	0.71	3	0.23	1
CCC/Caa	0.75	4	0.41	2
CC/Ca	0.72	3	—	—
Not rated(2)	2.38	11	2.47	10

Total conduit assets	$22.51	100%	$23.89	100%

(2)	These assets reflect structured transactions. The transactions have been reviewed by rating agencies and have been structured to maintain the conduits’ P-1 or similar rating.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 8.    Securitizations and Variable Interest Entities (Continued)

CONDUIT ASSETS BY ASSET ORIGIN

	March 31, 2009		December 31, 2008
(Dollars in billions)	Amount	Percent of Total Conduit Assets	Amount	Percent of Total Conduit Assets
United States	$10.71	47%	$11.09	46%
Australia	3.99	18	4.30	17
Great Britain	1.92	9	1.97	8
Spain	1.56	7	1.71	7
Italy	1.46	6	1.66	7
Portugal	0.58	2	0.62	3
Germany	0.44	2	0.57	3
Netherlands	0.38	2	0.40	2
Belgium	0.22	1	0.29	1
Greece	0.25	1	0.27	1
Other	1.00	5	1.01	5

Total conduit assets	$22.51	100%	$23.89	100%

The conduits meet the definition of a variable interest entity, or VIE, as defined by FIN 46(R). We have determined that we are not the primary beneficiary of the conduits, as defined by FIN 46(R), and do not record them in our consolidated financial statements. We hold no direct or indirect ownership interest in the conduits, but we provide subordinated financial support to them through contractual arrangements. Standby letters of credit absorb certain actual credit losses from the conduit assets; our commitment under these letters of credit totaled $1.0 billion at both March 31, 2009 and December 31, 2008. Liquidity asset purchase agreements provide liquidity to the conduits in the event they cannot place commercial paper in the ordinary course of their business; these facilities, which require us to purchase assets from the conduits at net book value, would provide the needed liquidity to repay maturing commercial paper if there was a disruption in the asset-backed commercial paper market. The aggregate commitment under the liquidity asset purchase agreements was approximately $22.46 billion and $23.59 billion at March 31, 2009 and December 31, 2008, respectively. Other institutions also provide liquidity asset purchase agreements to the conduits. We did not accrue for any losses associated with either our commitment under the standby letters of credit or the liquidity asset purchase agreements in our consolidated statement of condition at March 31, 2009 and December 31, 2008. None of our liquidity asset purchase agreements with the conduits were drawn upon during the first three months of 2009.

The conduits sell commercial paper to independent third-party investors. However, we also purchase commercial paper from the conduits as an additional means of providing liquidity support to the program. As of March 31, 2009, we held an aggregate of approximately $4.74 billion of commercial paper issued by the conduits, and $230 million at December 31, 2008. In addition, approximately $8.55 billion of U.S. conduit-issued commercial paper had been sold to the CPFF. The CPFF is scheduled to expire on October 31, 2009. The weighted-average maturity of the conduits’ commercial paper in the aggregate was approximately 31 days as of March 31, 2009, compared to approximately 25 days as of December 31, 2008.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 8.    Securitizations and Variable Interest Entities (Continued)

Each of the conduits has issued first-loss notes to independent third parties, which third parties absorb first-dollar losses related to credit risk. Aggregate first-loss notes outstanding at March 31, 2009 for the four conduits totaled $66 million, compared to $67 million at December 31, 2008, with the difference attributable to foreign currency translation with respect to the Australian conduits. Actual credit losses of the conduits would be absorbed by (1) the first-loss note holders; (2) State Street or other providers of credit enhancement, pursuant to contractual requirements; and (3) the holders of the conduits’ commercial paper.

In accordance with FIN 46(R), expected losses, as defined, are estimated using a financial model which develops default and loss-given-default scenarios associated with the conduits’ assets. Expected losses are allocated to the conduits’ variable interest holders based on the order in which actual losses would be absorbed, as described previously. The financial model calculates a probability of default based on specific scenarios. The model also estimates the loss-given-default for the various conduit asset classes. The probability-of-default estimates, coupled with the loss-given-default estimates, form the basis on which expected losses are calculated. The model derives the probability-of-default and loss-given-default factors used to estimate expected losses from information provided by independent third-party rating agencies. Based on the determination and allocation of expected losses at March 31, 2009, State Street does not absorb a majority of the expected losses for any of the conduits and, therefore, does not consolidate any of them.

The probability-of-default and loss-given-default estimates vary by conduit asset class and the credit ratings of individual conduit assets, and are not necessarily affected by the current fair value of these assets, which also reflect liquidity risk. If rating downgrades occur, the asset composition changes significantly. In addition, if defaults occur on the conduits’ assets, the current level of first-loss notes may be insufficient to absorb a majority of the conduits’ expected losses. Similarly, if a conduit asset would experience a default or credit rating downgrade, subject to certain conditions, the liquidity asset purchase agreements could be invoked by the conduit, requiring State Street to purchase the assets from the conduits at prices which may exceed the assets’ fair values. If that occurred, we would be required to recognize a loss upon purchase of the assets. Any loss from a credit default would first be offset by the level of funding provided by the first-loss note holders. The aggregate fair value of the conduits’ assets at March 31, 2009 and December 31, 2008 was $16.47 billion and $17.75 billion, respectively.

We have entered into derivative financial instruments, composed of interest-rate contracts and foreign exchange forward contracts, with certain of the conduits. The purpose of these derivatives is generally to mitigate basis and foreign exchange risk for the conduits. The interest-rate contracts, which are primarily basis swaps, mitigate the differential between the commercial paper funding costs and comparable floating-rate asset benchmark rates (generally LIBOR), and the foreign exchange contracts align the currencies of the assets and their corresponding commercial paper funding. The total notional amounts of the interest-rate basis swap and foreign exchange contracts totaled $20.86 billion and $13.50 billion at March 31, 2009 and $13.15 billion and $13.44 billion at December 31, 2008, respectively. The notional amounts of these derivatives are included in the table of notional amounts of derivative financial instruments presented in note 11.

Certain of the conduits hold asset-backed securities that have the benefit of third-party guarantees from financial guaranty insurance companies. The aggregate amortized cost of securities with underlying guarantees was approximately $2.37 billion at March 31, 2009 and $2.49 billion at December 31, 2008. Certain of these

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 8.    Securitizations and Variable Interest Entities (Continued)

securities, which totaled approximately $745 million at March 31, 2009, are currently drawing on the underlying guarantees in order to make contractual principal and interest payments to the conduits. In these cases, the performance of the underlying security is highly dependent on the performance of the guarantor. In calculating expected losses, these securities carry the higher of the underlying security rating or the rating of the third-party guarantor. During 2008, many of these guarantors experienced ratings downgrades. The credit ratings of the guarantors ranged from “AAA” to “CC” as of March 31, 2009.

Under existing accounting standards, if we were required to consolidate the conduits into our consolidated financial statements, based on changes in assumptions or future events, the conduits’ assets and liabilities would be consolidated at their respective fair values. We would recognize a loss if the fair value of the conduits’ aggregate liabilities and first-loss notes exceeded the fair value of their aggregate assets. Management believes that the majority of this loss would be recovered in future periods because we expect that we would collect substantially all principal and interest on the assets according to their underlying contractual terms. The fair value of the conduits’ aggregate liabilities and first-loss notes exceeded the fair value of their aggregate assets by $3.60 billion after-tax and $3.56 million after-tax at March 31, 2009 and December 31, 2008, respectively.

Collateralized Debt Obligations

We manage a series of collateralized debt obligations, referred to as CDOs. A CDO is a managed investment vehicle which purchases a portfolio of diversified assets. A CDO funds purchases through the issuance of several tranches of debt and equity, the repayment and return of which are linked to the performance of the assets in the CDO. Typically, our involvement is as collateral manager. We may also invest in a small percentage of the debt issued. These entities typically meet the definition of a variable interest entity as defined by FIN 46(R). We are not the primary beneficiary of these CDOs, as defined by FIN 46(R), and do not record these CDOs in our consolidated financial statements. At both March 31, 2009 and December 31, 2008, total assets in these CDOs were $2.00 billion. We did not acquire or transfer any investment securities to a CDO during the three months ended March 31, 2009.

Note 9.    Shareholders’ Equity

Accumulated other comprehensive income included the following components as of the dates indicated:

(In millions)	March 31, 2009	December 31, 2008
Foreign currency translation	$63	$68
Unrealized loss on hedges of net investments in non-U.S. subsidiaries	(14)	(14)
Unrealized loss on available-for-sale securities	(4,588)	(5,205)
Unrealized loss on fair value hedges of available-for-sale securities	(194)	(242)
Minimum pension liability	(229)	(229)
Unrealized loss on cash flow hedges	(25)	(28)

Total	$(4,987)	$(5,650)

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 9.    Shareholders’ Equity (Continued)

The unrealized loss on available-for-sale securities as of March 31, 2009 and December 31, 2008 included $1.20 billion and $1.39 billion, respectively, of unrealized losses related to securities reclassified during 2008 from securities available for sale to securities held to maturity.

Total comprehensive income for the three months ended March 31, 2009 was $1.14 billion, composed of $476 million of net income plus $663 million of other comprehensive income, which represents the overall change in accumulated other comprehensive income presented in the above table.

Total comprehensive income for the three months ended March 31, 2008 was a loss of $553 million, composed of $530 million of net income net of $1.08 billion of other comprehensive loss.

Note 10.    Fair Value

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

We estimate fair value for the above-described financial assets and liabilities in accordance with the provisions of SFAS No. 157, Fair Value Measurements. Management believes that its valuation techniques and underlying assumptions used to measure fair value conform to the provisions of the standard. We have categorized the financial assets and liabilities that we carry at fair value in our consolidated statement of condition based upon the standard’s three-level valuation hierarchy. The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (level 1) and the lowest priority to valuation methods using significant unobservable inputs (level 3). If the inputs used to measure a financial asset or liability cross different levels of the hierarchy, categorization is based on the lowest level input that is significant to the fair value measurement. Management’s assessment of the significance of a particular input to the overall fair value measurement of a financial asset or liability requires judgment, and considers factors specific to that asset or liability. The three levels are described below:

Level 1. Financial assets and liabilities with values based on unadjusted quoted prices for identical assets or liabilities in an active market. Examples of level 1 financial instruments include active exchange-traded equity securities and certain U.S. government securities. We categorized approximately $10.08 billion of our financial assets in level 1 at March 31, 2009, substantially composed of U.S. government securities.

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

Note 10.    Fair Value (Continued)

c)	Pricing models whose inputs are observable for substantially the full term of the asset or liability; and

d)	Pricing models whose inputs are derived principally from or corroborated by observable market information through correlation or other means for substantially the full term of the asset or liability.

Our level 2 financial assets predominately included commercial paper purchased from the State Street-administered asset-backed commercial paper conduits, various types of interest-rate and foreign exchange derivative instruments, and various types of fixed-income investment securities. We categorized approximately $47.88 billion of trading account assets, investment securities available for sale and derivative instruments, and approximately $9.18 billion of derivative instruments, in level 2 financial assets and liabilities, respectively, at March 31, 2009.

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

•

For certain investment securities available for sale, primarily asset-backed securities, fair value was measured using information obtained from third-party sources or through the use of pricing models. Management evaluated its methodologies used to determine fair value, but considered the level of market-observable information to be insufficient to categorize the securities in level 2.

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

We categorized approximately $10.50 billion of investment securities available for sale, primarily securities collateralized by student loans, and $607 million of derivative instruments, in level 3 financial assets and liabilities, respectively, at March 31, 2009.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 10.    Fair Value (Continued)

The following tables present information with respect to our financial assets and liabilities carried at fair value in our consolidated statement of condition as of March 31, 2009 and December 31, 2008.

	Fair Value Measurements on a Recurring Basis as of March 31, 2009
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets	$25	$4,847			$4,872
Investment securities available for sale:
U.S. Treasury and federal agencies:
Direct obligations	10,051	1,749			11,800
Mortgage-backed securities	—	10,045	$2		10,047
Asset-backed securities	—	10,097	9,808		19,905
Collateralized mortgage obligations	—	1,201	3		1,204
State and political subdivisions	—	5,655	10		5,665
Other investments	—	5,546	128		5,674

Total investment securities available for sale	10,051	34,293	9,951		54,295
Other assets	—	8,735	552	$(3,177)	6,110

Total assets carried at fair value	$10,076	$47,875	$10,503	$(3,177)	$65,277

Liabilities:
Other liabilities	—	$9,181	$607	$(3,177)	$6,611

Total liabilities carried at fair value	—	$9,181	$607	$(3,177)	$6,611

(1)

Represents counterparty netting against level 2 financial assets and liabilities, which is permitted when a legally enforceable master netting agreement exists between State Street and the counterparty.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 10.    Fair Value (Continued)

	Fair Value Measurements on a Recurring Basis as of December 31, 2008
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets	$28	$421	$366		$815
Investment securities available for sale:
U.S. Treasury and federal agencies:
Direct obligations	10,096	1,483	—		11,579
Mortgage-backed securities	—	10,796	2		10,798
Asset-backed securities	—	10,715	8,709		19,424
Collateralized mortgage obligations	—	1,437	4		1,441
State and political subdivisions	—	5,711	1		5,712
Other investments	—	5,038	171		5,209

Total investment securities available for sale	10,096	35,180	8,887		54,163
Other assets	—	17,769	760	$(6,586)	11,943

Total assets carried at fair value	$10,124	$53,370	$10,013	$(6,586)	$66,921

Liabilities:
Other liabilities	—	$18,085	$857	$(6,586)	$12,356

Total liabilities carried at fair value	—	$18,085	$857	$(6,586)	$12,356

(1)

Represents counterparty netting against level 2 financial assets and liabilities, which is permitted when a legally enforceable master netting agreement exists between State Street and the counterparty.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 10.    Fair Value (Continued)

The following tables present activity related to our financial assets and liabilities categorized in level 3 of the valuation hierarchy for the three months ended March 31, 2009 and 2008.

	Fair Value Measurements Using Significant Unobservable Inputs Three Months Ended March 31, 2009
(In millions)	Fair Value at December 31, 2008	Total Realized and Unrealized Gains (Losses)		Purchases, Issuances and Settlements, Net	Transfers Into and/or Out of Level 3	Fair Value at March 31, 2009	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at March 31, 2009
		Recorded in Revenue	Recorded in Other Comprehensive Income
Assets:
Trading account assets	$366				$(366)	—
Investment securities available for sale:
U.S. Treasury and federal agencies:
Mortgage-backed securities	2					$2
Asset-backed securities	8,709	$16	$605	$141	337	9,808
Collateralized mortgage obligations	4	—	(1)	—	—	3
State and political subdivisions	1	—	—	—	9	10
Other investments	171	—	(7)	(3)	(33)	128

Total investment securities available for sale:	8,887	16	597	138	313	9,951
Other assets	760	(148)	—	(60)	—	552	$(96)

Total assets	$10,013	$(132)	$597	$78	$(53)	$10,503	$(96)

	Fair Value Measurements Using Significant Unobservable Inputs Three Months Ended March 31, 2009
(In millions)	Fair Value at December 31, 2008	Total Realized and Unrealized (Gains) Losses		Purchases, Issuances and Settlements, Net	Transfers Into and/or Out of Level 3	Fair Value at March 31, 2009	Change in Unrealized (Gains) Losses Related to Financial Instruments Held at March 31, 2009
		Recorded in Revenue	Recorded in Other Comprehensive Income
Liabilities:
Other liabilities	$857	$(194)	—	$(56)	—	$607	$(101)

Total liabilities	$857	$(194)	—	$(56)	—	$607	$(101)

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 10.    Fair Value (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs Three Months Ended March 31, 2008
(In millions)	Fair Value at January 1, 2008	Total Realized and Unrealized Gains (Losses)		Purchases, Issuances and Settlements, Net	Transfers Into and/or Out of Level 3	Fair Value at March 31, 2008	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at March 31, 2008
		Recorded in Revenue	Recorded in Other Comprehensive Income
Assets:
Trading account assets				$100		$100
Investment securities available for sale:
U.S. Treasury and federal agencies:
Mortgage-backed securities	$327			(1)	$(293)	33
Asset-backed securities	5,721	$(3)	$(309)	262	396	6,067
Collateralized mortgage obligations	459	—	—	(2)	(395)	62
State and political subdivisions	—	—	—	7	—	7
Other investments	53	2	—	(9)	—	46	$(2)

Total investment securities available for sale:	6,560	(1)	(309)	257	(292)	6,215	(2)
Other assets	374	227	—	57	—	658	205

Total assets	$6,934	$226	$(309)	$414	$(292)	$6,973	$203

	Fair Value Measurements Using Significant Unobservable Inputs Three Months Ended March 31, 2008
(In millions)	Fair Value at January 1, 2008	Total Realized and Unrealized (Gains) Losses		Purchases, Issuances and Settlements, Net	Transfers Into and/or Out of Level 3	Fair Value at March 31, 2008	Change in Unrealized (Gains) Losses Related to Financial Instruments Held at March 31, 2008
		Recorded in Revenue	Recorded in Other Comprehensive Income
Liabilities:
Other liabilities	$399	$208	—	$49	—	$656	$189

Total liabilities	$399	$208	—	$49	—	$656	$189

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 10.    Fair Value (Continued)

For our financial assets and liabilities categorized in level 3, total realized and unrealized gains and losses for the periods indicated were recorded in revenue as follows:

	Three Months Ended March 31, 2009		Three Months Ended March 31, 2008
(In millions)	Total Realized and Unrealized Gains (Losses) Recorded in Revenue	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at March 31, 2009	Total Realized and Unrealized Gains (Losses) Recorded in Revenue	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at March 31, 2008
Fee revenue:
Trading services	$76	$35	$28	$24
Processing fees and other	(30)	(30)	(9)	(8)

Total fee revenue	46	5	19	16
Net interest revenue	16	—	1	—
Gains (Losses) related to investment securities, net	—	—	(2)	(2)

Total revenue	$62	$5	$(18)	$14

The aggregate fair value of our financial assets and liabilities categorized in level 3 as of March 31, 2009, increased slightly compared to December 31, 2008. Transfers of trading account assets out of level 3 during the three months ended March 31, 2009 related to corporate debt securities that were transferred into asset-backed securities and other securities within our available-for-sale portfolio.

Note 11.    Derivative Financial Instruments

As part of our trading and asset and liability management activities, we enter into a variety of derivative financial instruments, primarily interest-rate and foreign exchange contracts, to support our customers’ needs, to conduct our trading activities and to manage our interest-rate and foreign currency risk. A derivative financial instrument is a contract which has one or more underlying and one or more notional amounts, no initial net investment or a smaller initial net investment than would be expected for similar types of contracts, and which requires or permits net settlement.

Interest-rate contracts involve an agreement with a counterparty to exchange cash flows based on the movement of an underlying interest-rate index. An interest-rate swap agreement involves the exchange of a series of interest payments, either at a fixed or variable rate, based upon the notional amount without the exchange of the underlying principal amount. An interest-rate option contract provides the purchaser, for a premium, the right, but not the obligation, to receive an interest rate based upon a predetermined notional amount during a specified period. An interest-rate futures contract is a commitment to buy or sell, at a future date, a financial instrument at a contracted price; it may be settled in cash or through the delivery of the contracted instrument.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 11.    Derivative Financial Instruments (Continued)

Foreign exchange contracts involve an agreement to exchange one currency for another currency at an agreed-upon rate and settlement date. Foreign exchange contracts generally consist of cross-currency swap agreements and foreign exchange forward and spot contracts.

Derivative financial instruments involve the management of interest-rate and foreign currency risk, and involve, to varying degrees, market risk and credit and counterparty risk (risk related to repayment). Market risk is defined as the risk of adverse financial impact due to fluctuations in interest rates, foreign exchange rates and other market-driven factors and prices. We use a variety of risk management tools and methodologies to measure, monitor and manage market risk associated with our trading activities. One such risk-management measure is value-at-risk, or VaR. VaR is an estimate of potential loss for a given period within a stated statistical confidence interval. We use a risk measurement system to estimate VaR daily. We have adopted standards for estimating VaR, and we maintain capital for market risk in accordance with applicable regulatory guidelines. VaR is more fully discussed in our 2008 Form 10-K.

Derivative financial instruments are also subject to credit and counterparty risk, which is defined as the risk of financial loss if a borrower or counterparty is either unable or unwilling to repay borrowings or settle a transaction in accordance with the underlying contractual terms. We manage credit and counterparty risk by performing credit reviews, maintaining individual counterparty limits, entering into netting arrangements and requiring the receipt of collateral. Collateral requirements are determined after a comprehensive review of the credit quality of each counterparty, and the collateral requirements are monitored and adjusted daily. Collateral is generally held in the form of cash or highly liquid U.S. government securities. We may be required to provide collateral to the counterparty in connection with our entry into derivative financial instruments.

Trading Activities

In connection with our trading activities, we use derivative financial instruments in our role as a financial intermediary and as both a manager and servicer of financial assets, to accommodate our customers’ investment and risk management needs. In addition, we use derivative financial instruments to contribute to overall corporate earnings and liquidity. These activities are designed to generate trading revenue and to hedge volatility in net interest revenue. The level of market risk that we assume is a function of our overall objectives and liquidity needs, customer requirements and market volatility.

Our customers use derivative financial instruments to manage the financial risks associated with their investment goals and business activities. With respect to cross-border investing, customers have a need for foreign exchange forward contracts to convert currency for international investment and to manage the currency risk in their investment portfolios. As an active participant in the foreign exchange markets, we provide foreign exchange forward contracts and options in support of these customer needs. As part of our trading activities, we may assume positions in both the foreign exchange and interest-rate markets by buying and selling cash instruments and using derivative financial instruments, including foreign exchange forward contracts, foreign exchange and interest-rate options, and interest-rate swaps. In the aggregate, foreign exchange forward positions are matched closely to minimize currency and interest-rate risk. All foreign exchange contracts are valued daily at prevailing market rates and gains or losses in the fair value of trading derivatives are recorded in trading services revenue.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 11.    Derivative Financial Instruments (Continued)

We have entered into derivative financial instruments, composed of interest-rate contracts and foreign exchange forward contracts, with certain of our off-balance sheet asset-backed commercial paper conduits. The purpose of these derivatives is generally to mitigate basis and foreign exchange risk for the conduits. The interest-rate contracts, which are primarily basis swaps, mitigate the differential between the commercial paper funding costs and comparable floating-rate asset benchmark rates (generally LIBOR), and the foreign exchange contracts align the currencies of the assets and their corresponding commercial paper funding.

Asset and Liability Management Activities

In connection with our asset and liability management activities, we use derivative financial instruments to manage interest-rate risk. Interest-rate risk, defined as the sensitivity of income or financial condition to variations in interest rates, is a significant non-trading market risk to which our assets and liabilities are exposed. We manage interest-rate risk by identifying, quantifying and hedging our exposures, using fixed-rate portfolio securities and a variety of derivative financial instruments, most frequently interest-rate swaps and options (e.g., interest rate caps and floors). Interest-rate swap agreements alter the interest rate characteristics of specific balance sheet assets or liabilities. When appropriate, forward rate agreements, options on swaps, and exchange-traded futures and options are also used.

Fair value hedges

Derivatives designated as fair value hedges are utilized to mitigate the risk of changes in fair value of recognized assets and liabilities. Gains and losses on fair value hedges are recorded in net interest revenue or in processing fees and other revenue along with the gain or loss on the asset or liability attributable to the hedged risk. Differences between the gains and losses on fair value hedges and the gains and losses on the asset or liability attributable to the hedged risk represent hedge ineffectiveness, which is recorded in net interest revenue or in processing fees and other revenue. We use interest-rate swap agreements in this manner to manage our exposure to changes in the fair value of hedged items caused by changes in interest rates.

We have entered into interest-rate swap agreements to modify our interest revenue from certain available-for-sale securities from fixed-rate to floating-rate. The securities hedged have a weighted-average life of approximately 8.4 years. These securities are hedged with pay-fixed, receive-variable interest-rate swap contracts of similar maturity, repricing and fixed-rate coupons. The interest-rate swap contracts convert the interest revenue from a fixed rate to a floating rate indexed to LIBOR, thereby mitigating our exposure to fluctuations in the fair value of the securities attributable to changes in the benchmark interest rate.

We have entered into interest-rate swap agreements to modify our interest expense on a fixed-rate interest-bearing time deposit maturing in 2009. This deposit is hedged with a receive-fixed, pay-variable interest rate swap contract with similar notional amount, maturity and fixed-rate coupon. The interest-rate swap contract converts the fixed-rate coupon to a floating rate indexed to LIBOR, thereby mitigating our exposure to fluctuations in the fair value of the time deposit stemming from changes in the benchmark interest rate.

We have entered into interest-rate swap agreements to modify our interest expense on two subordinated notes from a fixed rate to a floating rate. One subordinated note matures in 2010 and pays fixed interest at a

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 11.    Derivative Financial Instruments (Continued)

7.65% annual rate, while the other subordinated note matures in 2018 and pays fixed interest at a 5.25% annual rate. These notes are hedged with receive-fixed, pay-variable interest-rate swap contracts with similar notional amounts, maturities and fixed-rate coupons. The interest-rate swap contracts convert the fixed-rate coupons to a floating rate indexed to LIBOR, thereby mitigating our exposure to fluctuations in the fair value of the subordinated notes stemming from changes in the benchmark interest rate.

Cash flow hedges

Derivatives categorized as cash flow hedges are utilized to offset the variability of cash flows to be received from or paid on a floating-rate asset or liability. Gains and losses on cash flow hedges that are considered highly effective are recorded in other comprehensive income until earnings are affected by the hedged item. When gains or losses are reclassified from accumulated other comprehensive income into earnings, they are recorded in net interest revenue. Cash flow hedge ineffectiveness, defined as the extent to which the changes in fair value of the derivative exceeded the variability of cash flows of the forecasted transaction, is recorded in processing fees and other revenue.

We have entered into an interest-rate swap contract to modify our interest payments on a subordinated note from a floating rate to a fixed rate. The subordinated note has a balance of $200 million maturing in 2015 and pays variable interest indexed to LIBOR. The note is hedged with a receive-variable, pay-fixed interest-rate swap contract with a similar notional amount and maturity. The interest-rate swap contract converts the variable rate coupon to a fixed rate of 5.35%, thereby mitigating our exposure to fluctuations in interest payments on the subordinated notes stemming from changes in the benchmark interest rate.

The following table presents the aggregate contractual, or notional, amounts of derivative financial instruments held or issued for trading and asset and liability management activities as of the dates indicated:

(In millions)	March 31, 2009	December 31, 2008
Trading:
Interest-rate contracts:
Swap agreements	$21,349	$13,718
Options and caps purchased	1,106	1,058
Options and caps written	4,476	4,590
Futures	2,378	779
Options on futures purchased	2,000	1,444
Foreign exchange contracts:
Forward and spot	598,237	688,812
Options purchased	20,485	16,183
Options written	19,414	16,294
Credit derivative contracts:
Credit default swap agreements	170	145
Asset and liability management:
Interest-rate contracts:
Swap agreements	2,731	3,019

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 11.    Derivative Financial Instruments (Continued)

The aggregate notional values of interest-rate swap agreements designated as fair value or cash flow hedges and the related assets or liabilities being hedged were as follows:

	March 31, 2009			December 31, 2008
(In millions)	Fair Value Hedges	Cash Flow Hedges	Total	Fair Value Hedges	Cash Flow Hedges	Total
Available-for-sale investment securities	$1,877	$36	$1,913	$2,165	$36	$2,201
Interest-bearing time deposits	118	—	118	118	—	118
Long-term debt(1)	500	200	700	500	200	700

Total	$2,495	$236	$2,731	$2,783	$236	$3,019

(1)

As of March 31, 2009 and December 31, 2008, the fair value hedges of long-term debt increased the carrying value of long-term debt presented in the accompanying consolidated statement of condition by $62 million and $70 million, respectively.

The contractual and weighted-average rates, which include the effects of hedges related to these financial instruments, were as follows for the periods indicated:

	Three Months Ended March 31,
	2009		2008
	Contractual Rates	Rate Including Impact of Hedges	Contractual Rates	Rate Including Impact of Hedges
Interest-bearing time deposits	1.34%	1.38%	4.47%	4.48%
Long-term debt	4.82	4.65	5.99	5.91

The following table summarizes the fair value of the derivative financial instruments, excluding the impact of master netting agreements, recorded in our consolidated statement of condition. The impact of master netting agreements is presented in note 10.

	Asset Derivatives		Liability Derivatives
	March 31, 2009		March 31, 2009
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives utilized in trading activities:
Interest-rate contracts	Other assets	$44	Other liabilities	$87
Foreign exchange contracts	Other assets	9,185	Other liabilities	9,318
Credit derivative contracts	Other assets	9	Other liabilities	—

Total		$9,238		$9,405

Derivatives designated as hedges:
Interest-rate contracts	Other assets	$49	Other liabilities	$373

Total		$49		$373

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 11.    Derivative Financial Instruments (Continued)

The following tables summarize the impact of our use of derivative financial instruments on our consolidated statement of income:

(In millions)	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
		Three Months Ended March 31, 2009
Derivatives utilized in trading activities:
Interest-rate contracts	Processing fees and other revenue	$(77)
Foreign exchange contracts	Trading services revenue	191

Total		$114

(In millions)	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income	Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
		Three Months Ended March 31, 2009			Three Months Ended March 31, 2009
Derivatives designated as fair value hedges:
Interest-rate contracts	Net interest revenue	$2	Long-term debt	Net interest revenue	$(2)
Interest-rate contracts	Net interest revenue	1	Deposits	Net interest revenue	(1)
Interest-rate contracts	Processing fees and other revenue	75	Available for sale securities	Processing fees and other revenue	(78)

Total		$78			$(81)

Differences between the gains (losses) on the derivative and the gains (losses) on the hedged item represent hedge ineffectiveness.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 11.    Derivative Financial Instruments (Continued)

(In millions)	Amount of Gain (Loss) on Derivative Recognized in Other Comprehensive Income	Location of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income	Amount of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income	Location of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
	Three Months Ended March 31, 2009		Three Months Ended March 31, 2009		Three Months Ended March 31, 2009
Derivatives designated as cash flow hedges:
Interest-rate contracts	$4	Net interest revenue	—	Net interest revenue	—

Total	$4		—		—

Note 12.    Net Interest Revenue

	Three Months Ended March 31,
(In millions)	2009	2008
Interest revenue:
Deposits with banks	$53	$179
Investment securities:
U.S. Treasury and federal agencies	211	276
State and political subdivisions	58	58
Other investments	311	502
Securities purchased under resale agreements and federal funds sold	8	143
Loans and leases	43	117
Trading account assets	17	13
Interest revenue associated with AMLF	24	—
Other interest-earning assets	13	—

Total interest revenue	738	1,288
Interest expense:
Deposits	65	464
Short-term borrowings	32	139
Long-term debt	60	60
Interest expense associated with AMLF	17	—

Total interest expense	174	663

Net interest revenue	$564	$625

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 13.    Employee Benefits

The components of net periodic benefit cost were as follows for the periods indicated:

	Three Months Ended March 31,
	Pension Benefits		Other Benefits
(In millions)	2009	2008	2009	2008
Service cost	$4	$5	$1	$1
Interest cost	14	15	2	1
Expected return on plan assets	(14)	(15)	—	—
Amortization of net loss	2	3	—	—

Net periodic benefit cost	$6	$8	$3	$2

We made aggregate contributions of approximately $19 million to the tax-qualified U.S. and non-U.S. defined benefit pension plan, supplemental employee retirement and post-retirement plans during the first three months of 2009.

Note 14.    Income Taxes

We recorded income tax expense of $138 million for the first three months of 2009, compared to $273 million for the first three months of 2008. The effective tax rate for the first three months of 2009 was 22.5%, down from 34% for the first three months of 2008. Consistent with our business strategy, our intent to reinvest the earnings in certain of our non-U.S. subsidiaries allowed us to reduce taxes accrued with respect to 2009 earnings, as well as certain taxes accrued in prior periods, by approximately $63 million.

We are presently under audit by a number of tax authorities. Unrecognized tax benefits were $345 million at March 31, 2009. It is reasonably possible that unrecognized tax benefits could change significantly over the next 12 months. We do not expect that any change would have a material effect on our effective tax rate.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 15.    Earnings Per Share

The following table presents the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2009	2008
Net income	$476	$530
Less:
Preferred stock dividends	(25)	—
Accretion of preferred stock discount	(6)	—

Net income available to common shareholders	445	530
Payments for cash dividends(1)	(104)	(89)

Undistributed earnings	$341	$441

Average shares outstanding (in thousands):
Basic average shares	432,179	387,942
Average participating securities, net of estimated forfeitures	632	698

Adjusted basic average shares	432,811	388,640

Basic average shares	432,179	387,942
Effect of dilutive securities:
Stock options and stock awards	3,120	5,682
Equity-related financial instruments	—	23

Diluted average shares	435,299	393,647

Anti-dilutive securities (in thousands)(2)	14,018	921

Earnings per common share:
Basic:
Distributed	$.24	$.23
Undistributed(3)	.79	1.13

	$1.03	$1.36
Diluted	$1.02	$1.35

(1)	Represents payments during the period to common shareholders and to unvested restricted and deferred director stock awards, which awards are net of estimated forfeitures.
(2)

Represents stock options outstanding but not included in the computation of diluted average shares because the exercise prices of the instruments were greater than the average fair value of our common stock during the periods.

(3)	Represents undistributed earnings divided by the total of basic average shares and unvested restricted and deferred director stock awards.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 16.    Line of Business Information

We report two lines of business: Investment Servicing and Investment Management. Given our services and management organization, the results of operations for these lines of business are not necessarily comparable with those of other companies, including companies in the financial services industry. Information about revenue, expense and capital allocation methodologies is in note 24 to the consolidated financial statements included in our 2008 Form 10-K.

The following is a summary of our line of business results. The amounts in the “Divestitures” column for 2008 represent the operating results of our joint venture interest in CitiStreet prior to its sale in July 2008. The amounts presented in the “Other” column for 2009 represent the net interest revenue earned in connection with our participation in the AMLF, the provision for loan losses associated with commercial real estate loans purchased in 2008 and the merger and integration costs recorded in connection with our July 2007 acquisition of Investors Financial. The 2008 amount represents the merger and acquisition costs recorded in connection with the acquisition of Investors Financial. The amounts in the “Divestitures” and “Other” columns were not allocated to State Street’s business lines.

	For the Three Months Ended March 31,
	Investment Servicing		Investment Management		Divestitures		Other		Total
(Dollars in millions, except where otherwise noted)	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008
Fee revenue:
Servicing fees	$766	$960							$766	$960
Management fees	—	—	$181	$278					181	278
Trading services	245	366	—	—					245	366
Securities finance	125	228	56	75					181	303
Processing fees and other	33	32	16	23		$(1)			49	54

Total fee revenue	1,169	1,586	253	376		(1)			1,422	1,961
Net interest revenue	541	590	16	32		3	$7		564	625
Gains (Losses) related to investment securities, net	16	(9)	—	—		—	—		16	(9)

Total revenue	1,726	2,167	269	408		2	7		2,002	2,577

Provision for loan losses	—	—	—	—		—	84		84	—

Expenses from operations	1,139	1,437	148	309		2	—		1,287	1,748
Merger and integration costs	—	—	—	—		—	17	$26	17	26

Total expenses	1,139	1,437	148	309		2	17	26	1,304	1,774

Income (loss) before income taxes	$587	$730	$121	$99		—	$(94)	$(26)	$614	$803

Pre-tax margin	34%	34%	45%	24%
Average assets (in billions)	$141.1	$138.6	$3.2	$3.2		$.5			$144.3	$142.3

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors

State Street Corporation

We have reviewed the condensed consolidated statement of condition of State Street Corporation as of March 31, 2009, and the related condensed consolidated statements of income, changes in shareholders’ equity and cash flows for the three-month periods ended March 31, 2009 and 2008. These financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of condition of State Street Corporation as of December 31, 2008, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the year then ended, not presented herein, and in our report dated February 26, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of condition as of December 31, 2008, is fairly stated, in all material respects, in relation to the consolidated statement of condition from which it has been derived.

Boston, Massachusetts

April 30, 2009

FORM 10-Q PART I CROSS-REFERENCE INDEX

The information required by the items presented below is incorporated herein by reference from the “Financial Information” section of this Form 10-Q.

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statement of Income (Unaudited) for the three months ended March 31, 2009 and 2008	37

	Consolidated Statement of Condition as of March 31, 2009 (Unaudited) and December 31, 2008	38

	Consolidated Statement of Changes in Shareholders’ Equity (Unaudited) for the three months ended March 31, 2009 and 2008	39

	Consolidated Statement of Cash Flows (Unaudited) for the three months ended March 31, 2009 and 2008	40

	Condensed Notes to Consolidated Financial Statements (Unaudited)	41

	Report of Independent Registered Public Accounting Firm	71

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4.	Controls and Procedures	36

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

The exhibits listed in the Exhibit Index beginning on page 75 of this Form 10-Q are filed herewith or are incorporated herein by reference to other SEC filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STATE STREET CORPORATION (Registrant)

Date: May 1, 2009	By:	/S/ EDWARD J. RESCH
Edward J. Resch
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 1, 2009	By:	/S/ JAMES J. MALERBA
James J. Malerba
Executive Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

(filed herewith)

10.1	Form of Letter Agreement entered into between State Street Corporation and each of Ronald E. Logue, Edward J. Resch, Joseph L. Hooley, Joseph C. Antonellis and James S. Phalen (filed as Exhibit 99.1 to State Street’s Current Report on Form 8-K dated March 6, 2009 filed with the Commission on March 6, 2009 and incorporated herein by reference)

12	Ratios of earnings to fixed charges

15	Letter regarding unaudited interim financial information

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications