Form 10-Q
period 2009-06-30
STATE STREET Corp
filed 2009-08-10
CIK 93751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

The number of shares of State Street’s common stock outstanding on July 31, 2009 was 494,489,413

STATE STREET CORPORATION

Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2009

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

GENERAL

State Street Corporation is a financial holding company headquartered in Boston, Massachusetts. Through its subsidiaries, including its principal bank subsidiary, State Street Bank and Trust Company, which we refer to as State Street Bank, State Street Corporation provides a full range of products and services to meet the needs of institutional investors worldwide. Unless otherwise indicated or unless the context requires otherwise, all references in this Management’s Discussion and Analysis to “State Street,” “we,” “us,” “our” or similar terms mean State Street Corporation and its subsidiaries on a consolidated basis. All references in this Form 10-Q to the parent company are to State Street Corporation. Our principal banking subsidiary, State Street Bank and Trust Company, is referred to as State Street Bank. At June 30, 2009, we had consolidated total assets of $153.42 billion, consolidated total deposits of $85.58 billion, consolidated total shareholders’ equity of $12.10 billion, and employed 26,950.

Our customers include mutual funds, collective investment funds and other investment pools, corporate and public retirement plans, insurance companies, foundations, endowments and investment managers. Our two lines of business, Investment Servicing and Investment Management, provide products and services including custody, recordkeeping, daily pricing and administration, shareholder services, foreign exchange, brokerage and other trading services, securities finance, deposit and short-term investment facilities, loan and lease financing, investment manager and hedge fund manager operations outsourcing, performance, risk and compliance analytics, investment research and investment management, including passive and active U.S. and non-U.S. equity and fixed-income strategies. We had $16.39 trillion of assets under custody and administration (including $12.34 trillion of assets under custody) and $1.56 trillion of assets under management at June 30, 2009. Information about these assets, and financial information about our business lines, is provided in the “Consolidated Results of Operations—Total Revenue” and “Line of Business Information” sections of this Management’s Discussion and Analysis.

This Management’s Discussion and Analysis is part of our Quarterly Report on Form 10-Q for the second quarter of 2009 which we filed with the SEC, and updates the Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2008, which we refer to as the 2008 Form 10-K, and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009. We previously filed these reports with the SEC. You should read the financial information in this Management’s Discussion and Analysis and elsewhere in this Form 10-Q in conjunction with the financial information contained in those reports. Certain previously reported amounts have been reclassified to conform to current period classifications as presented in this Form 10-Q.

We prepare our consolidated financial statements in accordance with United States generally accepted accounting principles, which we refer to as GAAP, and which require management to make judgments in the application of its accounting policies that involve significant estimates and assumptions about the effect of matters that are inherently uncertain. Accounting policies considered by management to be relatively more significant in this respect are accounting for the fair value of financial instruments, special purpose entities, and goodwill and other intangible assets. Additional information about these accounting policies is included in the “Significant Accounting Estimates” section of Management’s Discussion and Analysis in our 2008 Form 10-K. Although no significant changes were made to these accounting policies during the first six months of 2009, we have provided updated information with respect to our accounting for the fair value of financial instruments in the “Fair Value Measurements” section of this Management’s Discussion and Analysis.

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

SIGNIFICANT DEVELOPMENTS

In May 2009, we completed a public offering of approximately 58.97 million shares of our common stock at an offering price of $39 per share, and received aggregate net proceeds from the offering of approximately $2.23 billion. In addition, we completed the issuance of $500 million of 4.30% fixed-rate senior notes due 2014. We completed the offerings primarily in connection with our intention to repurchase the $2 billion of equity issued to the U.S. Treasury in October 2008 under the TARP Capital Purchase Program, as well as for general corporate purposes to the extent that the aggregate proceeds exceeded the repurchase. Additional information about the offerings is provided in notes 7 and 10 to the consolidated financial statements included in this Form 10-Q.

In May 2009, we elected to take action that resulted in the consolidation onto our balance sheet, for financial reporting purposes, of the assets and liabilities of the third-party owned, special purpose multi-seller asset-backed commercial paper program, or conduits, that we administer. In connection with the consolidation, we recorded the assets and liabilities of the conduits at their then fair values, and recorded a pre-tax extraordinary loss of approximately $6.10 billion, or approximately $3.68 billion after-tax, in our consolidated statement of income. This loss was primarily related to the recognition of the unrealized mark-to-market losses on the conduits’ aggregate assets, which had a book value of approximately $22.7 billion and a fair value of approximately $16.6 billion. In addition to the aggregate assets of $16.6 billion, we added approximately $20.95 billion of aggregate commercial paper issued by the conduits to our consolidated balance sheet.

The difference between the aggregate fair value of the conduits’ investment securities and their par value on the date of consolidation created a discount. Based on a detailed security-by-security analysis, we believe that the vast majority of this discount is related to factors other than credit. To the extent that the projected cash flows of the securities exceed their consolidation date book values, the portion of the discount not related to credit will be accreted into net interest revenue over the securities’ remaining lives. Subsequent to the consolidation, we recorded accretion of approximately $112 million in net interest revenue for the second quarter of 2009 in our consolidated statement of income.

Additional information about the conduit consolidation is provided in note 9 to the consolidated financial statements included in this Form 10-Q.

In June 2009, we repurchased the preferred stock portion of Treasury’s equity investment by redeeming all of the outstanding shares of the preferred stock at its aggregate liquidation amount plus accrued dividends, or approximately $2 billion. The excess of the aggregate liquidation amount over the $1.89 billion carrying value of the preferred stock, which totaled approximately $106 million, was recorded as a reduction of retained earnings, and thus affected earnings available to common shareholders for the second quarter and first six months of 2009. In July 2009, we repurchased the warrant to purchase shares of our common stock originally issued to Treasury as part of its equity investment at its fair value of $60 million. The repurchase reduced shareholders’ equity, but will not affect our earnings available to common shareholders, since it was recorded as a reduction of surplus. Additional information about these transactions is provided in note 10 to the consolidated financial statements included in this Form 10-Q.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Effective April 1, 2009, we adopted the provisions of FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The FSP generally requires that the credit-related portion of other-than-temporary impairment losses recognized during the period for certain debt securities be reflected in results of operations, and that the portion of the losses related to factors other than credit be recognized as a component of other comprehensive income in the balance sheet. Previous guidance required impairment losses not related to credit to be recognized in results of operations.

For the second quarter and first six months of 2009, we identified certain securities that we considered to be other-than-temporarily impaired. The resulting pre-tax losses, defined as the gross difference between the fair value and book value of these securities, were $167 million and $180 million, respectively. Our application of the provisions of the FSP resulted in the identification of $103 million of these pre-tax losses as related to factors other than credit, and these losses remained in other comprehensive income as of June 30, 2009. These losses are netted against the aforementioned gross other-than-temporary impairment losses, and the net losses are presented in our consolidated statement of income. Disclosure of other-than-temporary impairment losses, both related and not related to credit, is provided in note 2 to the consolidated financial statements included in this Form 10-Q.

FORWARD-LOOKING STATEMENTS

This Form 10-Q, particularly this Management’s Discussion and Analysis, contains statements that are considered “forward-looking” within the meaning of U.S. securities laws, including statements about industry trends, management’s future expectations and other matters that do not relate strictly to historical facts, are based on assumptions by management, and are often identified by such forward-looking terminology as “expect,” “look,” “believe,” “anticipate,” “estimate,” “seek,” “may,” “will,” “trend,” “target” and “goal,” or similar statements or variations of such terms. Forward-looking statements may include, among other things, statements about State Street’s confidence in its strategies and its expectations about its financial performance, market growth, acquisitions and divestitures, new technologies, services and opportunities, the outcome of legal proceedings and its earnings.

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

•

increases in the potential volatility of our net interest revenue, changes in the composition of the assets on our consolidated balance sheet and the possibility that we may be required to change the manner in which we fund those assets, principally all as a result of the May 15, 2009 consolidation, for financial reporting purposes, of the asset-backed commercial paper conduits that we administer;

•	the financial strength and continuing viability of the counterparties with which we or our customers do business and with which we have investment, credit or financial exposure;

•	the liquidity of the U.S. and international securities markets, particularly the markets for fixed-income securities, and the liquidity requirements of our customers;

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

•

the credit quality, credit agency ratings and fair values of the securities in our investment securities portfolio, a deterioration or downgrade of which could lead to other-than-temporary impairment of the respective securities and the recognition of an impairment loss;

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

•	the level and volatility of interest rates and the performance and volatility of securities, credit, currency and other markets in the U.S. and internationally;

•	our ability to measure the fair value of the investment securities on our consolidated balance sheet;

•

the results of litigation, government investigations and similar disputes and, in particular, the effect of current or potential proceedings concerning State Street Global Advisors’, or SSgA’s, active fixed-income strategies and other investment products, including the potential for monetary damages and negative consequences for our business and our reputation arising from the previously reported “Wells” notice we received from the SEC;

•	the enactment of legislation and changes in regulation and enforcement that impact us and our customers;

•	adverse publicity or other reputational harm;

•	our ability to pursue acquisitions, strategic alliances and divestures, finance future business acquisitions and obtain regulatory approvals and consents for acquisitions;

•	the performance and demand for the products and services we offer, including the level and timing of withdrawals from our collective investment products;

•	our ability to continue to grow revenue, attract highly skilled people, control expenses and attract the capital necessary to achieve our business goals and comply with regulatory requirements;

•

our ability to control operating risks, information technology systems risks and outsourcing risks, the possibility of errors in the quantitative models we use to manage our business and the possibility that our controls will fail or be circumvented;

•	the potential for new products and services to impose additional costs on us and expose us to increased operational risk, and our ability to protect our intellectual property rights;

•	changes in government regulation or new legislation, which may increase our costs, expose us to risk related to compliance or impact our customers;

•	changes in accounting standards and practices; and

•	changes in tax legislation and in the interpretation of existing tax laws by U.S. and non-U.S. tax authorities that impact the amount of taxes due.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

OVERVIEW OF FINANCIAL RESULTS

	Quarters Ended June 30,			Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2009	2008	% Change	2009	2008	% Change
Total fee revenue	$1,516	$2,006	(24)%	$2,938	$3,967	(26)%
Net interest revenue	580	657	(12)	1,144	1,282	(11)
Gains (Losses) related to investment securities, net	26	9		42	—

Total revenue	2,122	2,672	(21)	4,124	5,249	(21)
Provision for loan losses	14	—		98	—
Expenses:
Expenses from operations	1,352	1,809	(25)	2,639	3,557	(26)
Merger and integration costs	12	32	(63)	29	58	(50)

Total expenses	1,364	1,841	(26)	2,668	3,615	(26)

Income before income tax expense and extraordinary loss	744	831	(10)	1,358	1,634	(17)
Income tax expense	242	283		380	556

Income before extraordinary loss	502	548	(8)	978	1,078	(9)
Extraordinary loss, net of taxes	(3,684)	—		(3,684)	—

Net income (loss)	$(3,182)	$548		$(2,706)	$1,078

Adjustments to net income (loss)(1)	(132)	—		(163)	—

Net income before extraordinary loss available to common shareholders	$370	$548	(32)	$815	$1,078	(24)

Net income (loss) available to common shareholders	$(3,314)	$548		$(2,869)	$1,078

Earnings per common share before extraordinary loss:
Basic	$.80	$1.36		$1.82	$2.72
Diluted	.79	1.35		1.81	2.70
Earnings (loss) per common share:
Basic	$(7.16)	$1.36		$(6.40)	$2.72
Diluted	(7.12)	1.35		(6.37)	2.70
Average common shares outstanding (in thousands):
Basic	462,399	402,482		447,370	395,212
Diluted	465,814	406,964		450,483	399,684
Cash dividends declared	.01	.24		.02	.47
Return on common shareholders’ equity(2)	13.0%	18.6%		14.4%	18.6%

(1)	Adjustments are described in note 17 to the consolidated financial statements included in this Form 10-Q.
(2)

For the quarter and six months ended June 30, 2009, return on common shareholders’ equity was determined by dividing annualized net income before extraordinary loss available to common shareholders by average common shareholders’ equity for the period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Financial Highlights

For the second quarter of 2009, we recorded a net loss available to common shareholders of $3.31 billion, or $7.12 per diluted common share, which included an after-tax extraordinary loss of $3.68 billion, or $7.91 per diluted common share, related to the previously reported consolidation, for financial reporting purposes, of the asset-backed commercial paper conduits that we administer onto our balance sheet in May 2009. Including the extraordinary loss, the net loss available to common shareholders was $2.87 billion, or $6.37 per diluted common share, for the six months ended June 30, 2009.

Before the after-tax extraordinary loss of $3.68 billion, net income available to common shareholders was $370 million, or $.79 per diluted common share, for the second quarter of 2009, compared to $548 million, or $1.35 per diluted share, for the second quarter of 2008. Net income before the extraordinary loss was $815 million and diluted earnings per share were $1.81 for the first six months of 2009, compared to $1.08 billion and $2.70 for the first six months of 2008. Return on common shareholders’ equity (before the extraordinary loss for the 2009 periods) was 13.0% compared to 18.6% for the second quarter of 2008, and 14.4% compared to 18.6% for the first six months of 2008.

Total revenue for the second quarter of 2009 decreased 21% compared to the second quarter of 2008, with total fee revenue down 24%. Generally, all fee revenue types were down compared to the prior-year quarter, reflecting the impact of the ongoing instability in the global financial markets. Servicing fee and management fee revenue were down 19% and 31%, respectively, from the year-ago quarter, compared to generally greater declines in equity market valuations over the same period as measured by the published indices presented in the “INDEX” table in this Management’s Discussion and Analysis on page 11. Trading services revenue decreased primarily as a result of lower trading volumes, partially offset by higher levels of volatility. Securities finance revenue decreased compared to the second quarter of 2008 primarily from lower lending volumes reflective of lower asset values and lower demand.

Net interest revenue decreased 12% for the second quarter of 2009 compared to the prior-year second quarter, or 11% on a fully taxable-equivalent basis ($611 million compared to $685 million, reflecting tax-equivalent adjustments of $31 million and $28 million, respectively), with a related decrease in net interest margin of 38 basis points. The decline was generally the result of decreases in interest-bearing deposit volumes and interest rate spreads, reflecting relatively more stable financial markets compared to 2008, as well as the impact of our more conservative re-investment strategy during 2009 with respect to our investment securities portfolio, partly offset by the discount accretion related to the conduit assets consolidated in May 2009. This investment strategy, which is an element of our previously disclosed plan to improve our tangible common equity, includes the investment of excess cash in short-term money market instruments, including interest-bearing deposits at the Federal reserve and other central banks in excess of minimum reserve requirements, in light of the ongoing instability in the global financial markets and to increase our overall liquidity.

We recorded a provision for loan losses of $98 million during the first six months of 2009, of which $14 million was recorded in the second quarter, related to commercial real estate loans purchased in 2008 from certain customers pursuant to indemnified repurchase agreements. The provision reflected management’s revised expectation of future principal and interest cash flows with respect to certain of these loans. Management’s change in expectation resulted primarily from its assessment of the impact of deteriorating economic conditions in the commercial real estate markets on certain of these loans during the first half of 2009.

Total expenses decreased 26% to $1.36 billion for the second quarter of 2009 compared to the 2008 quarter, primarily the result of a 34% reduction in salaries and benefits expense. This decrease was mainly attributable to

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

lower accruals of incentive compensation in 2009, as well as the impact of our previously announced reduction in force. The decrease in total expenses also reflected the impact of lower transaction processing expenses and lower professional fees. Expenses for the second quarter of 2009 included $12 million of merger and integration costs associated with the 2007 acquisition of Investors Financial, compared to $32 million for the second quarter of 2008.

With the decline in total expenses exceeding the decline in total revenue for the second quarter of 2009 compared to the second quarter of 2008, we achieved positive operating leverage. We define operating leverage as the difference between the growth rate of total revenue and the growth rate of total expenses.

Results for the second quarter of 2009 included the following significant items outside of the ordinary course of our business.

•

Effective May 15, 2009, we elected to take action that resulted in the consolidation onto our balance sheet, for financial reporting purposes, of all of the assets and liabilities of the four third-party-owned, special purpose, multi-seller asset-backed commercial paper conduits that we administer, and recorded a related after-tax extraordinary loss of approximately $3.68 billion in our consolidated statement of income; and

•

In June 2009, we redeemed the preferred stock portion of the equity investment issued to the U.S. Treasury in October 2008 under the TARP Capital Purchase Program, reducing retained earnings, and as a result earnings available to common shareholders, by approximately $106 million for the second quarter and first six months of 2009, by accelerating the accretion of the remaining discount on the preferred stock. This discount would have reduced retained earnings (and earnings available to common shareholders) and increased the carrying value of the preferred stock for the periods over which we expected it to be outstanding.

At June 30, 2009, we had aggregate assets under custody and administration of $16.39 trillion, which increased $487 billion, or 3%, from $15.91 trillion at December 31, 2008, and decreased $3.34 trillion, or 17%, from $19.73 trillion at June 30, 2008. At June 30, 2009, we had aggregate assets under management of $1.56 trillion, which increased $113 billion, or 8%, from $1.44 trillion at December 31, 2008, and decreased $337 billion, or 18%, from $1.89 trillion at June 30, 2008. The decreases in these assets from June 30, 2008 to June 30, 2009 were primarily associated with the ongoing instability in the global financial markets and resulting declines in asset valuations.

During the first half of 2009, we generated approximately $458 billion of gross new business in assets to be serviced, for which we will provide various services including accounting, fund administration, custody, foreign exchange, transition management, currency management, securities finance, transfer agency, performance analytics, compliance reporting and monitoring, hedge fund servicing and private equity administration, and investment manager operations outsourcing. With respect to this new business, we expect to earn fee revenue in future periods as we begin to service the assets.

During the first half of 2009, we generated approximately $41 billion of net new business in assets to be managed, for which we will provide various asset management services including passive index strategies and exchange-traded funds. With respect to this new business, we expect to earn fee revenue in future periods as we manage the customer assets.

Our effective tax rates for the second quarter and first six months of 2009 were 32.6% and 28.0%, respectively, compared to 34% for both periods in 2008.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

CONSOLIDATED RESULTS OF OPERATIONS

This section discusses our consolidated results of operations for the second quarter and first six months of 2009 compared to the same periods in 2008, and should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Form 10-Q.

TOTAL REVENUE

	Quarters Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2009	2008	% Change	2009	2008	% Change
Fee revenue:
Servicing fees	$795	$977	(19)%	$1,561	$1,937	(19)%
Management fees	193	280	(31)	374	558	(33)
Trading services	310	320	(3)	555	686	(19)
Securities finance	201	352	(43)	382	655	(42)
Processing fees and other	17	77	(78)	66	131	(50)

Total fee revenue	1,516	2,006	(24)	2,938	3,967	(26)
Net interest revenue:
Interest revenue	773	1,137	(32)	1,511	2,425	(38)
Interest expense	193	480	(60)	367	1,143	(68)

Net interest revenue	580	657	(12)	1,144	1,282	(11)
Gains (Losses) related to investment securities, net	26	9		42	—

Total revenue	$2,122	$2,672	(21)	$4,124	$5,249	(21)

Fee Revenue

Servicing and management fees collectively comprised approximately 65% and 66% of our total fee revenue for the second quarter and first six months of 2009 compared to approximately 63% for both periods in 2008. These fees are a function of several factors, including the mix and volume of assets under custody and administration and assets under management, securities positions held and the volume of portfolio transactions, and the types of products and services used by customers, and are affected by changes in worldwide equity and fixed-income valuations.

Generally, servicing fees are affected, in part, by changes in daily average valuations of assets under custody and administration, while management fees are affected by changes in month-end valuations of assets under management. Additional factors, such as the level of transaction volumes, changes in service level, balance credits, customer minimum balances, pricing concessions and other factors, may have a significant effect on servicing fee revenue. Generally, management fee revenue is more sensitive to market valuations than servicing fee revenue. Management fees also include performance fees, which amounted to less than 1% of management fees for both the second quarter and first six months of 2009 compared to 1% and 2% for each of the second quarter and first six months of 2008 respectively. Performance fees are generated when the performance of certain managed funds exceeds benchmarks specified in the management agreements. We experience more volatility with performance fees than with more traditional management fees.

In light of the above, we estimate, assuming all other factors remain constant, that a 10% increase or decrease in worldwide equity values would result in a corresponding change in our total revenue of

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

approximately 2%. If fixed-income security values were to increase or decrease by 10%, we would anticipate a corresponding change of approximately 1% in our total revenue. We would expect the foregoing relationships to exist in normalized financial markets. These relationships were not experienced in 2008 or in the first six months of 2009, in light of the ongoing instability in the global financial markets. Those disrupted conditions adversely affected our servicing and management fee revenues for 2008 and the first six months of 2009, which are based, in part, on the value of assets under custody and administration or assets under management as described earlier in this section. In general, our trading services revenue benefited from volatility in the markets, and our securities finance revenue benefited slightly from wider spreads, in spite of a decline in securities lending volumes caused by reduced or suspended participation by some institutional investors in the program. Collectively, these positive trends offset a portion of the market-related impact on certain of our revenue which, in general, was more significant then we would anticipate in normalized markets. We cannot predict with any certainty what the impact of changes in equity and fixed-income security values will be on our market-driven revenue for full-year 2009.

The following table presents selected equity market indices for the quarters ended June 30, 2009 and 2008. Daily averages and the averages of month-end indices demonstrate worldwide equity market valuation changes that affect servicing and management fee revenue, respectively. Quarter-end indices affect the value of assets under custody and management at those dates. The index names listed in the table are service marks of their respective owners.

INDEX

	Daily Averages of Indices			Average of Month-End Indices			Quarter-End Indices
	2009	2008	Change	2009	2008	Change	2009	2008	Change
S&P 500®	893	1,372	(35)%	904	1,355	(33)%	919	1,280	(28)%
NASDAQ®	1,733	2,425	(29)	1,776	2,409	(26)	1,835	2,293	(20)
MSCI EAFE®	1,237	2,103	(41)	1,270	2,084	(39)	1,307	1,967	(34)

Servicing Fees

Servicing fees are derived from custody, product- and participant-level accounting, daily pricing and administration; recordkeeping; investment manager and hedge fund manager operations outsourcing; master trust and master custody; and performance, risk and compliance analytics. The 19% decrease in servicing fees for both the quarterly and six-month comparisons was primarily attributable to the impact of declines in daily average equity market valuations. The following tables set forth the composition of assets under custody and administration, as well as the composition of assets under custody included in these aggregate amounts.

	Assets Under Custody and Administration			Assets Under Custody(1)
(in billions)	June 30, 2009	December 31, 2008	June 30, 2008	June 30, 2009	December 31, 2008	June 30, 2008
Mutual funds	$4,244	$4,093	$5,192	$4,039	$3,896	$4,998
Collective funds	3,004	2,679	3,727	2,318	2,173	3,050
Pension products	3,852	3,621	4,915	2,969	2,784	3,790
Insurance and other products	5,294	5,514	5,893	3,011	3,188	3,419

Total	$16,394	$15,907	$19,727	$12,337	$12,041	$15,257

(1)	Assets under custody are included in the amounts of assets under custody and administration presented for each period-end.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

	Assets Under Custody and Administration			Assets Under Custody(1)
Financial Instrument Mix (in billions)	June 30, 2009	December 31, 2008	June 30, 2008	June 30, 2009	December 31, 2008	June 30, 2008
Equities	$6,456	$6,691	$8,365	$5,307	$5,003	$7,269
Fixed-income	6,901	6,689	7,665	5,217	5,014	4,910
Short-term and other investments	3,037	2,527	3,697	1,813	2,024	3,078

Total	$16,394	$15,907	$19,727	$12,337	$12,041	$15,257

(1)	Assets under custody are included in the amounts of assets under custody and administration presented for each period-end.

Management Fees

The 31% and 33% decreases in management fees for the second quarter and first six months of 2009, respectively, compared to the second quarter and first six months of 2008, primarily resulted from declines in average month-end equity market valuations. Average month-end equity market valuations, individually presented in the foregoing “INDEX” table, were lower for the second quarter of 2009 compared to the second quarter of 2008.

Assets under management consisted of the following:

ASSETS UNDER MANAGEMENT (In billions)	June 30, 2009	December 31, 2008	June 30, 2008
Equities:
Passive	$610	$576	$752
Active and other	87	91	162
Company stock/ESOP	41	39	61

Total equities	738	706	975
Fixed-income:
Passive	293	238	233
Active	29	32	32
Cash and money market	497	468	654

Total fixed-income and cash and money market	819	738	919

Total	$1,557	$1,444	$1,894

The following table presents a roll-forward of assets under management for the twelve months ended June 30, 2009:

ASSETS UNDER MANAGEMENT (In billions)
June 30, 2008	$1,894
Net new business(1)	(70)
Market appreciation (depreciation)	(380)

December 31, 2008	$1,444
Net new business(1)	41
Market appreciation (depreciation)	72

June 30, 2009	$1,557

(1)	Net new business is measured as the aggregate value of new asset management business added less asset management business lost during the period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Trading Services

Trading services revenue, which includes foreign exchange trading revenue and brokerage and other trading fees, decreased slightly for the second quarter of 2009 compared to the second quarter of 2008 and decreased 19% in the six-month comparison. Foreign exchange trading revenue for the second quarter and first six months of 2009 totaled $190 million and $381 million, respectively, down 16% and 23% from $227 million and $492 million, respectively, for the corresponding prior-year periods. The quarterly decrease was primarily the result of the impact of a 20% decline in aggregate customer volumes, both in custody foreign exchange services and foreign exchange trading and sales, partly offset by the impact of a 47% increase in currency volatility. The six-month decrease was primarily the result of the impact of a 25% decline in aggregate customer volumes, both in custody foreign exchange services and foreign exchange trading and sales, partly offset by the effect of a 61% increase in currency volatility.

Brokerage and other trading fees totaled $120 million for the second quarter of 2009, up 29% from $93 million for the second quarter of 2008, primarily due to higher levels of brokerage and trading services and the impact of improved transition management business. For the first six months of 2009, brokerage and other trading fees were $174 million, down 10% from $194 million from the corresponding 2008 period, primarily due to a decline in trading profits.

Securities Finance

Securities finance revenue for the second quarter of 2009 decreased $151 million, or 43%, compared to the particularly strong second quarter of 2008 and $273 million, or 42%, in the six-month comparison. The decreases in the quarterly and year-to-date comparisons were primarily due to the impact of 38% and 40% declines, respectively, in the average volume of securities on loan, partly offset by slightly higher spreads in both comparisons.

Beginning in the third quarter of 2008, a number of institutional investors suspended or limited their participation in our securities lending program, resulting in lower lendable volumes. During 2008, we experienced significant withdrawal activity from the underlying collateral pools, primarily to allow the lending programs to meet daily mark-to-market collateral adjustments caused by significant declines in the values of securities on loan or to satisfy obligations to return collateral upon the return of borrowed securities. This activity, which occurs in the normal course of our business, contributed to a net reduction of the value of securities on loan from June 30, 2008 to December 31, 2008 of approximately 41%. The value of securities on loan increased approximately 6% between December 31, 2008 and June 30, 2009.

During the disruption in the global financial markets in 2008 and 2009, we were able to manage the outflows of cash collateral, as well as the impact of the disruptions in the credit markets, in a manner that substantially reduced the risk of loss to our customers. However, we imposed in 2008, and continued to impose during the first half of 2009, limitations on withdrawals from our lending programs in order to manage the liquidity in the cash collateral pools. The net asset value of our cash collateral pools, determined using information from independent third parties, has fallen below $1.00 per unit. At June 30, 2009, the net asset value, based on the market value of our unregistered cash collateral pools, ranged from $0.91 to $1.01, with the weighted-average net asset value on that date equal to $0.958, compared to $0.939 at December 31, 2008. However, we continue to transact purchases into and redemptions out of these pools at $1.00 per unit. We are maintaining this practice for a number of reasons, including the fact that none of the securities in the cash collateral pools are currently in default or are considered to be impaired, and our implementation of restrictions on withdrawals.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

We cannot determine how long the withdrawal limitations will remain in place, nor can we determine how long the valuation of the collateral pools, which we believe to be influenced significantly by market illiquidity, will remain so influenced. The continuation of either trend could materially affect the longer-term prospects for our securities lending business. During the second quarter of 2009, a purported class action was filed regarding certain collateral pools underlying funds managed by SSgA, and we are responding to inquiries from the SEC and other regulatory authorities in connection with our cash collateral pools. Additional information is included in the discussion of risk factors in our Current Report on Form 8-K filed with the SEC on May 18, 2009.

Processing Fees and Other

The 78% decrease in processing fees and other revenue in the quarterly comparison reflected the impact of a decline in certain product-related revenue, partially offset by favorable market gains from our tax-exempt investment program. The 50% decrease in the six-month comparison resulted from the impact of a decline in certain product-related revenue, partially offset by an increase in administrative fees related to the conduits, which for 2009 were recorded in this line item up to the May 15 consolidation.

NET INTEREST REVENUE

	For the Quarters Ended June 30,
	2009			2008
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest Revenue/ Expense	Rate	Average Balance	Interest Revenue/ Expense	Rate
Federal funds sold and securities purchased under resale agreements	$4,864	$6.54%		$15,528	$99	2.56%
Investment securities	75,481	686	3.65	71,694	756	4.24
Investment securities purchased under AMLF(1)	444	1.86		—	—	—
Loans and leases	9,365	60	2.58	10,643	82	3.17
Other	37,271	51.55		21,532	228	4.25

Total interest-earning assets	$127,425	$804	2.53	$119,397	$1,165	3.93

Deposits	$71,545	$54.31%		$83,095	$328	1.58%
Short-term borrowings under AMLF(1)	443	1.67		—	—	—
Other short-term borrowings	32,437	55.74		20,996	95	1.82
Long-term debt	8,650	83	3.85	4,138	57	5.55

Total interest-bearing liabilities	$113,075	$193.68		$108,229	$480	1.79

Interest-rate spread			1.85%			2.14%
Net interest revenue—fully taxable-equivalent basis(2)		$611			$685

Net interest margin—fully taxable-equivalent basis			1.93%			2.31%
Net interest revenue—GAAP basis		$580			$657

(1)	Amounts represent averages of asset-backed commercial paper purchases from eligible unaffiliated money market mutual funds under the Federal Reserve’s AMLF, and associated borrowings.
(2)	Amounts include tax-equivalent adjustments of $31 million for 2009 and $28 million for 2008.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

	For the Six Months Ended June 30,
	2009			2008
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest Revenue/ Expense	Rate	Average Balance	Interest Revenue/ Expense	Rate
Federal funds sold and securities purchased under resale agreements	$4,167	$14.68%		$15,980	$242	3.05%
Investment securities	72,821	1,298	3.59	72,514	1,613	4.47
Investment securities purchased under AMLF(1)	1,770	25	2.87	—	—	—
Loans and leases	8,894	103	2.36	11,590	201	3.51
Other	36,327	134.74		18,705	420	4.51

Total interest-earning assets	$123,979	$1,574	2.56	$118,789	$2,476	4.19

Deposits	$69,182	$119.35%		$81,232	$792	1.96%
Short-term borrowings under AMLF(1)	1,760	18	2.03	—	—	—
Other short-term borrowings	28,608	87.61		20,982	234	2.24
Long-term debt	6,917	143	4.15	4,079	117	5.73

Total interest-bearing liabilities	$106,467	$367.69		$106,293	$1,143	2.16

Interest-rate spread			1.87%			2.03%
Net interest revenue—fully taxable-equivalent basis(2)		$1,207			$1,333

Net interest margin—fully taxable-equivalent basis			1.96%			2.26%
Net interest revenue—GAAP basis		$1,144			$1,282

(1)	Amounts represent averages of asset-backed commercial paper purchases from eligible unaffiliated money market mutual funds under the Federal Reserve’s AMLF, and associated borrowings.
(2)	Amounts include tax-equivalent adjustments of $63 million for 2009 and $51 million for 2008.

Net interest revenue is defined as the total of interest revenue earned on interest-earning assets less interest expense incurred on interest-bearing liabilities. Interest-earning assets, which consist of investment securities, loans and leases and other liquid assets, are financed primarily by customer deposits and short-term borrowings. Net interest margin represents the relationship between annualized net interest revenue and average interest-earning assets for the period. Changes in the components of interest-earning assets and interest-bearing liabilities are discussed in more detail below. Additional detail about the components of interest revenue and interest expense is in note 13 to the consolidated financial statements included in this Form 10-Q.

On a fully taxable-equivalent basis, net interest revenue in the second quarter of 2009 decreased 11% (12% on a GAAP basis) compared to the second quarter of 2008, and net interest margin decreased to 1.93% from 2.31%. For the six months ended June 30, 2009, on a fully taxable-equivalent basis, net interest revenue decreased 9% (11% on a GAAP basis) compared to the corresponding 2008 period, and net interest margin decreased to 1.96% from 2.26%. The declines in both comparisons were generally the result of declines in interest-bearing deposit volumes and rate spreads, as well as the impact of a more conservative re-investment strategy with respect to our investment securities portfolio. This impact was partially offset by $112 million of discount accretion on the investment securities portfolio, described below, which was recorded subsequent to the May 2009 consolidation of the commercial paper conduits. Average interest-bearing deposit volumes decreased 15% in the year-to-date comparison, primarily due to the negative impact of the current low-yield environment and customers’ reallocation of deposits to non-interest bearing accounts to maximize deposit insurance protection.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Effective May 15, 2009, we elected to take action that resulted in the consolidation onto our balance sheet, for financial reporting purposes, of all of the assets and liabilities of the conduits. Upon consolidation, the aggregate fair value of the conduits’ investment securities was established as their book value, resulting in a discount to the assets’ par value. To the extent that the projected cash flows of the securities exceed their book values, the portion of the discount not related to credit will be accreted into net interest revenue over the remaining lives of the securities. During the second quarter of 2009, we recorded discount accretion in net interest revenue of approximately $112 million, and we currently anticipate that this discount accretion will be a material component of interest revenue for the second half of 2009.

Average federal funds sold and securities purchased under resale agreements decreased 69%, or $10.66 billion, from $15.53 billion for the second quarter of 2008 to $4.86 billion for the second quarter of 2009, and decreased 74%, or $11.81 billion, to $4.17 billion in the six-month comparison. The decrease was mainly due to the re-allocation of liquidity to U.S. Treasury securities in the investment portfolio and the placement of excess liquidity at the Federal Reserve and other central banks.

Our average investment securities portfolio increased 5% from approximately $71.69 billion in the second quarter of 2008 to approximately $75.48 billion in the second quarter of 2009, and increased slightly in the six-month comparison. Both comparisons reflect the impact of the conduit consolidation and an increase in U.S. Treasury and Agency securities, partially offset by net run-off and sales of asset- and mortgage-backed securities. We continued to invest conservatively in “AA” and “AAA” rated securities. Securities rated “AA” and “AAA” comprised approximately 80% of the investment securities portfolio, with approximately 68% “AAA” rated, at June 30, 2009.

Loans and leases averaged $9.37 billion for the second quarter of 2009, down 12% from $10.64 billion for the second quarter of 2008 and $8.89 billion, down $2.70 billion, or 23%, from $11.59 billion, in the six-month comparison. For both periods, the decrease was primarily related to lower levels of short-term liquidity required by customers. Approximately 33% of the loan and lease portfolio was composed of U.S. and non-U.S. short-duration advances that provide liquidity to customers in support of their transaction flows, which averaged approximately $3.13 billion for the second quarter of 2009, down $4.12 billion, or 57%, from $7.25 billion for the corresponding quarter in 2008 and down $4.64 billion, or 58%, in the six month comparison. The lower levels of liquidity we provided to customers during the first half of 2009 were due to a decrease in customer demand and not a reduction in credit availability from, on committed lines provided by, State Street. As transaction flows returned to more normalized levels compared to the extraordinarily high levels experienced in 2008, customer demand for short-term liquidity declined. The decrease in customer overdrafts was partially offset by the addition of structured asset-backed loans in connection with the consolidation of the conduits.

Average other interest-earning assets, composed of interest-bearing deposits with banks, including cash balances held at the Federal Reserve to satisfy reserve requirements, as well as trading account assets and cash collateral deposits, increased 73%, or $15.74 billion, to $37.27 billion for the second quarter of 2009 compared to the second quarter of 2008 and for the first six months of 2009 increased $17.62 billion or 94% compared to the same period in 2008. For both the quarterly and year-to-date periods, the increase principally resulted from interest-bearing deposits with banks. An average of $20.45 billion was held at the Federal Reserve Bank during the second quarter of 2009, which resulted from our investment of the excess liquidity mentioned above, and which exceeded minimum reserve requirements, due to the ongoing instability in the global financial markets. Beginning in the fourth quarter of 2008, reserve balances held at the Federal Reserve Bank earn a minimal level of interest.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Average interest-bearing deposits decreased $11.55 billion, or 14%, from $83.10 billion to $71.55 billion for the second quarter of 2009 compared to the second quarter of 2008. For the six-month period, average interest-bearing deposits decreased $12.05 billion or 15% to $69.18 billion. In both the quarterly and six-month comparisons, the decreases were due to lower levels of U.S. and non-U.S. deposits reflective of the current low-yield interest environment, and customers’ reallocation of their deposits to non-interest bearing accounts to maximize deposit insurance protection.

Our average other short-term borrowings increased $11.44 billion, or 54%, to $32.44 billion, from $21 billion for the second quarter of 2008, and increased $7.63 billion, or 36%, to $28.61 billion for the first six months of 2009 compared to the corresponding period in 2008. The increases were primarily due to borrowings under the Federal Reserve’s term auction facility, which is a secured lending program available to financial institutions, and short-term commercial paper, which was added in connection with the consolidation of the conduits.

For the second quarter of 2009, average long-term debt increased $4.51 billion, or 109%, to $8.65 and $2.83 billion or 70% to $6.92 billion, in the six-month comparison, both due to the issuance of an aggregate of approximately $4 billion of unsecured senior notes by State Street and State Street Bank in March 2009 under the FDIC’s Temporary Liquidity Guarantee Program and the issuance by State Street of $500 million of unsecured senior notes in May 2009.

Several factors could affect future levels of our net interest revenue and margin, including the mix of customer liabilities, actions of the various central banks, changes in U.S. and non-U.S. interest rates, and the shapes of the various yield curves around the world. Depending on market conditions and progress on our previously announced tangible common equity improvement plan, we may begin to reinvest proceeds from amortizing and maturing securities in highly rated investment securities, such as U.S. Treasuries and federal agencies, mortgage-backed securities, asset-backed securities and other similarly-rated securities. The pace at which we reinvest and the securities purchased will depend on market conditions over time. Any such purchases made will generally be in lieu of placing cash with the Federal Reserve or other central banks.

The decision to place the proceeds of amortizing and maturing securities at the Federal Reserve and other central banks during the first half of 2009 did have an adverse impact on our net interest revenue and net interest margin during that period. Going forward, the pace of reinvestment, the securities purchased and the level of interest rates worldwide will dictate what impact the reinvestment program will have on our net interest revenue and net interest margin in future periods.

Gains (Losses) Related to Investment Securities, Net

We recorded net gains of $90 million from sales of available-for-sale securities in the second quarter of 2009 and $119 million during the first six months of 2009, compared to net gains of $9 million and $15 million, respectively, in the 2008 periods. In addition, we recorded losses from other-than-temporary impairment, related to credit, of $64 million and $77 million in the second quarter and first six months of 2009, respectively, compared to $15 million in the first six months of 2008, all recorded in that year’s second quarter, which resulted from our impairment analysis process. For the second quarter of 2009, the losses were composed of $47 million associated with expected credit losses, and $17 million related to changes in management’s intention to hold impaired securities to their ultimate recovery in value. The majority of the impairment losses related to non-agency mortgage-backed securities which management concluded, pursuant to its analysis, had experienced credit losses based on the present value of the expected cash flows. These securities are classified as asset-backed securities in note 3 to the consolidated financial statements included in this Form 10-Q.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2009	2008	2009	2008
Net gains from sales of available-for-sale securities	$90	$9	$119	$15

Losses from other-than-temporary impairment	(167)	—	(180)	(15)
Losses not related to credit(1)	103	—	103	—

Net impairment losses	(64)	—	(77)	(15)

Gains (Losses) related to investment securities, net	$26	$9	$42	$—

(1)	These losses were recognized as a component of other comprehensive income; refer to note 10 to the consolidated financial statements included in this Form 10-Q.

Management regularly reviews the investment securities portfolio to determine whether to record other-than-temporary impairment. Historically, we have recognized losses from other-than-temporary impairment of debt and equity securities for either a change in management intention or expected credit losses. These impairment losses, which reflected the entire difference between the fair value and amortized cost basis of each individual security, were recorded in our consolidated results of operations.

Pursuant to FSP FAS No. 115-2 and 124-2, the provisions of which we adopted effective April 1, 2009, impairment related to expected losses represents the difference between the discounted values of the expected future cash flows from the securities compared to their current amortized cost basis, with each discount rate commensurate with the effective yield on the underlying security. For debt securities held to maturity, other-than-temporary impairment remaining after credit-related impairment (recorded in our consolidated results of operations) is recognized as a component of other comprehensive income. For other-than-temporary impairment of debt securities that results from a change in management’s intent or ability not to sell the security prior to its recovery in value, the entire difference between the security’s fair value and its amortized cost basis is recorded in our consolidated results of operations.

Additional information about investment securities, the gross gains and losses that compose the net sale gains/losses and our process to review the portfolio for other-than-temporary impairment, is provided in note 2 to the consolidated financial statements included in this Form 10-Q.

Provision for loan losses

We recorded provisions for loan losses of $14 million during the second quarter of 2009 and $98 million during the first six months of 2009, in order to reflect management’s revised expectation of future principal and interest cash flows with respect to certain of the commercial real estate loans carried on our balance sheet that were purchased in 2008 from certain customers in connection with indemnified repurchase agreements. The change in management’s expectation was primarily based on its assessment of the impact of the deteriorating economic conditions in the commercial real estate markets on certain of these loans during the first half of 2009. Future changes in expectations with respect to collection of principal and interest on these loans could result in additional provisions for loan losses. The allowance for loan losses related to these loans was reduced by net charge-offs totaling $8 million, all of which were recorded during the first quarter of 2009.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

EXPENSES

	Quarters Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2009	2008	% Change	2009	2008	% Change
Salaries and employee benefits	$696	$1,060	(34)%	$1,427	$2,122	(33)%
Information systems and communications	167	164	2	328	319	3
Transaction processing services	146	172	(15)	277	334	(17)
Occupancy	121	115	5	242	225	8
Other:
Merger and integration costs	12	32	(63)	29	58	(50)
Professional services	73	106	(31)	108	188	(43)
Amortization of other intangible assets	34	33	3	68	66	3
Regulator fees and assessments	40	4	900	52	6	767
Other	75	155	(52)	137	297	(54)

Total other	234	330	(29)	394	615	(36)

Total expenses	$1,364	$1,841	(26)	$2,668	$3,615	(26)

Number of employees at quarter end	26,950	28,700

Salaries and employee benefits expense decreased in the quarterly and year-to-date comparisons mainly due to lower accruals of incentive compensation in the first and second quarters of 2009, as well as the impact of our previously announced reduction in force, which was substantially completed in the first quarter of 2009, and lower contract services spending. We expect relatively higher salaries and benefits expense during the second half of 2009 compared to this year’s first half, as we accrue incentive compensation commensurate with our financial performance for the remainder of 2009.

Information systems and communications expense for the second quarter and first six months of 2009 included spending on telecommunications hardware and software. Transaction processing services expense decreased for both the second quarter and first six months due to lower volumes in the investment servicing business and lower external contract costs.

The increase in occupancy costs in the quarterly and year-to-date comparisons resulted primarily from the impact of additional leased space acquired to support growth in the hedge funds servicing and investment manager operations outsourcing businesses, as well as higher occupancy costs in support of expansion in Europe, including our new facility in the U.K.

Other expenses decreased in the second quarter of 2009 compared to the second quarter of 2008, and in the six-month comparison, mainly due to reduced securities processing costs and lower professional services fees, partially offset by an increase in regulatory fees and assessments associated with (1) the cost of unlimited insurance protection for non-interest bearing demand deposits instituted by the FDIC during the fourth quarter of 2008, and (2) the impact of a special assessment on insured depository institutions instituted by the FDIC during the second quarter of this year.

Income Taxes

We recorded income tax expense of $242 million for the second quarter of 2009, compared to $283 million for the second quarter of 2008. For the first six months of 2009, income tax expense was $380 million, compared

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

to $556 million for the corresponding 2008 period. Our effective tax rates for the second quarter and first six months of 2009 were 32.6% and 28.0%, respectively, compared to 34% for both the second quarter and first six months of 2008.

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

The following is a summary of our line of business results. The amounts in the “Divestitures” columns for 2008 represent the operating results of our joint venture interest in CitiStreet prior to its sale in July 2008. The amounts presented in the “Other” columns for 2009 represent the provision for loan losses associated with commercial real estate loans purchased in 2008 and the merger and integration costs recorded in connection with our July 2007 acquisition of Investors Financial, and for the six months ended June 30, 2009, net interest earned in connection with our participation in the Federal Reserve Bank of Boston’s AMLF. The 2008 amount represents the merger and acquisition costs recorded in connection with the acquisition of Investors Financial. The amounts in the “Divestitures” and “Other” columns were not allocated to State Street’s business lines.

	For the Quarters Ended June 30,
	Investment Servicing		Investment Management		Divestitures		Other		Total
(Dollars in millions, except where otherwise noted)	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008
Fee revenue:
Servicing fees	$795	$977							$795	$977
Management fees	—	—	$193	$280					193	280
Trading services	310	320	—	—					310	320
Securities finance	133	259	68	93					201	352
Processing fees and other	(10)	55	27	28		$(6)			17	77

Total fee revenue	1,228	1,611	288	401		(6)			1,516	2,006
Net interest revenue	562	624	18	31		2			580	657
Gains (Losses) related to investment securities, net	26	9	—	—		—			26	9

Total revenue	1,816	2,244	306	432		(4)			2,122	2,672

Provision for loan losses	—	—	—	—		—	$14		14	—

Expenses from operations	1,152	1,493	200	315		1	—		1,352	1,809
Merger and integration costs	—	—	—	—		—	12	$32	12	32

Total expenses	1,152	1,493	200	315		1	12	32	1,364	1,841

Income (loss) before income taxes and extraordinary loss	$664	$751	$106	$117		$(5)	$(26)	$(32)	$744	$831

Pre-tax margin	37%	33%	35%	27%
Average assets (in billions)	$147.9	$140.1	$3.5	$3.3		$0.5			$151.4	$143.9

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

	For the Six Months Ended June 30,
	Investment Servicing		Investment Management		Divestitures		Other		Total
(Dollars in millions, except where otherwise noted)	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008
Fee revenue:
Servicing fees	$1,561	$1,937							$1,561	$1,937
Management fees	—	—	$374	$558					374	558
Trading services	555	686	—	—					555	686
Securities finance	258	487	124	168					382	655
Processing fees and other	23	87	43	52		$(8)			66	131

Total fee revenue	2,397	3,197	541	778		(8)			2,938	3,967
Net interest revenue	1,103	1,214	34	62		6	$7		1,144	1,282
Gains (Losses) related to investment securities, net	42	—	—	—		—	—		42	—

Total revenue	3,542	4,411	575	840		(2)	7		4,124	5,249

Provision for loan losses	—	—	—	—		—	98		98	—

Expenses from operations	2,291	2,930	348	624		3	—		2,639	3,557
Merger and integration costs	—	—	—	—		—	29	$58	29	58

Total expenses	2,291	2,930	348	624		3	29	58	2,668	3,615

Income (loss) before income taxes and extraordinary loss	$1,251	$1,481	$227	$216		$(5)	$(120)	$(58)	$1,358	$1,634

Pre-tax margin	35%	34%	39%	26%
Average assets (in billions)	$144.6	$139.3	$3.2	$3.3		$0.5			$147.8	$143.1

Investment Servicing

Total revenue for the second quarter of 2009 decreased 19% compared to the second quarter of 2008, and 20% in the six-month comparison. The decreases in all revenue line items reflected the impact of the ongoing instability and resulting uncertainty in the global financial markets, including declines in equity market valuations and reduced customer demand for securities lending. In both the quarterly and six-month comparisons, the decreases in servicing fees were primarily due to the impact of declines in equity market valuations. The decreases in trading services revenue reflected decreases in foreign exchange trading revenue, both in custody foreign exchange services and foreign exchange trading and sales, offset by the impact of higher levels of volatility. Securities finance revenue decreased due to lower lending volumes slightly offset by wider credit spreads.

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

Net interest revenue for the second quarter of 2009 decreased 10% compared to the second quarter of 2008, and 9% for the first six months of 2009 compared to the corresponding 2008 period, with both decreases primarily due to the impact of lower interest-bearing customer deposit volumes and interest rate spreads, partly offset by the discount accretion recorded following the consolidation of the conduits, which accretion is more fully discussed in the “Total Revenue—Net Interest Revenue” section of this Management’s Discussion and Analysis. A portion of consolidated net interest revenue is recorded in the Investment Management business line based on the volume of customer liabilities attributable to that business.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Total expenses for the second quarter of 2009 decreased 23% compared to the second quarter of 2008, and 22% for the first six months of 2009 compared to the first six months of 2008. Both decreases were attributable to lower levels of salaries and benefits costs, which reflected the impact of lower accruals of incentive compensation as well as the impact of our previously announced reduction in force and lower contract services spending. Other expenses decreased as a result of lower levels of securities processing costs and professional fees, slightly offset by a special assessment on insured depository institutions instituted by the FDIC.

Investment Management

Total revenue for the second quarter of 2009 decreased 29% compared to the second quarter of 2008, reflecting a 28% decline in total fee revenue and a 42% decline in net interest revenue. For the six months ended June 30, 2009, total revenue decreased 32% compared to the corresponding prior-year period, due to a 30% decrease in fee revenue and a 45% decline in net interest revenue.

With respect to management fees, which are generated by SSgA, the decreases resulted primarily from the impact of declines in equity market valuations. Management fees for the Investment Management business line are identical to the respective consolidated results. Refer to the “Management Fees” caption in the “Total Revenue” section of this Management’s Discussion and Analysis for a more-in depth discussion.

For the second quarter of 2009, total expenses decreased 37% compared to the second quarter of 2008, and 44% in the six-month comparison. Both decreases were primarily attributable to decreases in salaries and benefits due to lower accruals of incentive compensation, the impact of reductions in staffing levels, and lower securities processing costs and professional fees.

In connection with certain funds managed by SSgA that engage in securities lending, we have imposed limitations on the ability of participants in those funds to redeem units in an effort to address the impact of the disruption in the fixed-income securities markets on the liquidity of certain assets held by the cash collateral pools underlying these funds. In addition, beginning as of the end of the most recent fiscal year of these funds, the value of these funds, in accordance with GAAP, reflects a net asset value based upon the net asset value of the cash collateral pools in which the proceeds from securities lending are invested. Although these funds continue to transact purchase and redemption orders based upon the transaction value of the collateral pools of $1.00 per unit, the net asset value of the collateral pools determined in accordance with GAAP is less than $1.00 per unit. The net asset value of the collateral pools underlying the SSgA funds, which is determined based upon the market value of the cash collateral pool assets, ranged from $0.94 to $0.98, with a weighted-average net asset value of $0.958, at June 30, 2009, compared to $0.932 at December 31, 2008.

Our continuation of the limitations on participant redemptions and the difference between the net asset value used for purchase and redemption transactions and the net asset value determined in accordance with GAAP could, if either or both continue, adversely effect SSgA’s reputation, the marketing of its lending funds and its future results of operations. During the second quarter of 2009, a purported class action was filed regarding certain collateral pools underlying funds managed by SSgA, and we are responding to inquiries from the SEC and other regulatory authorities in connection with our cash collateral pools. Additional information is included in the discussion of risk factors in our Current Report on Form 8-K filed with the SEC on May 18, 2009.

FAIR VALUE MEASUREMENTS

We carry certain of our financial assets and liabilities at fair value in our consolidated financial statements on a recurring basis, including trading account assets, investment securities available for sale and various types of derivative instruments.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

As discussed in further detail below, changes in the fair value of these financial assets and liabilities are recorded either as gains and losses in our consolidated statement of income, or as components of other comprehensive income within shareholders’ equity in our consolidated statement of condition. We estimate the fair value of all of these financial assets and liabilities using the “exit price” definition prescribed by SFAS No. 157, Fair Value Measurements and reiterated by FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, the latter of which was issued by the FASB in April 2009 and which provisions we adopted effective April 1, 2009.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an “exit price”) in the principal or most advantageous market for an asset or liability in an orderly transaction between market participants on the measurement date. FSP FAS 157-4 provides guidance on how to determine the fair value of assets or liabilities when the volume and level of underlying market activity have significantly decreased, and reemphasizes that the objective of fair value measurement continues to be the determination of an exit price as defined by SFAS No. 157. In the aforementioned circumstances, further analysis of transactions or quoted prices is needed, and an adjustment to the transactions or quoted prices may be necessary to estimate fair value in accordance with SFAS No. 157. The FSP does not provide new accounting guidance, but rather clarifies the existing guidance in SFAS No. 157 regarding the determination of fair value of an asset or liability when markets are inactive or transactions are executed in a distressed manner. Our fair value methodologies already incorporated these concepts and, accordingly, adoption of the FSP’s provisions did not materially change our valuation methodology or underlying process.

At June 30, 2009, approximately $62.98 billion of our financial assets and approximately $4.81 billion of our financial liabilities were carried at fair value, compared to $66.92 billion and $12.36 billion, respectively, at December 31, 2008. These amounts represented approximately 41% of our consolidated total assets and approximately 3% of our consolidated total liabilities at June 30, 2009, compared to 39% and 8%, respectively, at December 31, 2008. The increase in the relative percentage of consolidated total assets as of June 30, 2009 compared to December 31, 2008, resulted primarily from the consolidation of the conduits. The decrease in the percentage of consolidated liabilities from December 31, 2008 to June 30, 2009 was the result of lower foreign exchange trading volumes.

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

We categorize the financial assets and liabilities that we carry at fair value in our consolidated statement of condition based upon a three-level valuation hierarchy. The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (level 1) and the lowest priority to valuation methods using significant unobservable inputs (level 3). At June 30, 2009, we categorized approximately 15% of our financial assets carried at fair value in level 1, 62% in level 2 and 23% in level 3 of the fair value hierarchy, including the effect of master netting agreements. We categorized approximately 95% of our financial liabilities carried at fair value in level 2, and 5% in level 3, including the effect of master netting agreements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Financial instruments are categorized in level 1 when valuation can be based on quoted prices in active markets for identical assets or liabilities. Level 2 financial instruments are valued using quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or models using inputs that are observable or can be corroborated by observable market data of substantially the full term of the assets or liabilities. Financial instruments are categorized in level 3 when their values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable, and when measurement of the instrument’s fair value requires significant management judgment or estimation.

The fair value of financial assets categorized in level 1 was substantially composed of investment securities available for sale, specifically U.S. Treasury bills, which have a maturity of one year or less. Fair value was measured by management using unadjusted quoted prices in active markets for identical securities.

The fair value of financial assets categorized in level 2 was primarily composed of investment securities available for sale, the majority of which were asset-backed, mortgage-backed and other fixed- income securities, and interest-rate and foreign exchange derivative instruments. Fair value was measured by management primarily using information obtained from independent third parties. Information obtained from third parties is subject to review by management as part of a continuous validation process. Management has developed a process to review information provided by third parties, including an understanding of underlying assumptions and the level of market participant information used to support those assumptions. In addition, management compares significant assumptions used by third parties to available market information. Such information may include known trades or, to the extent that trading activity is limited, comparisons to market research information pertaining to credit expectations, execution spreads and the timing of cash flows.

The fair value of the derivative instruments categorized in level 2 predominantly represented foreign exchange contracts utilized in our role as a financial intermediary, for which fair value was measured by management using discounted cash flow techniques with inputs consisting of observable spot and forward points, as well as observable interest rate curves. With respect to derivative instruments, we evaluated the impact on valuation of the credit risk of our counterparties and our own credit. We considered factors such as the likelihood of default by us and our counterparties, our net exposures and remaining maturities in determining the appropriate measurements of fair value. Valuation adjustments associated with these factors were not significant for the first six months of 2009.

While the substantial majority of our financial assets categorized in level 3 were composed of asset-backed securities available for sale, primarily securities collateralized by student and other loans, level 3 also included foreign exchange derivative instruments, primarily options. The categorization of asset-backed securities in level 3 as of June 30, 2009 was significantly influenced by ongoing conditions in the fixed-income securities markets, including illiquidity. Little or no market activity for these securities occurred during the first six months of 2009, consistent with 2008, and as a result of the lack of price transparency, we measured their fair value using unobservable pricing inputs, such as spread indices and non-binding quotes received directly from third parties. These inputs were subject to management’s review and were determined to be appropriate based on individual facts and circumstances. Generally, where our fair value measurements are based on non-binding quotes from market specialists, we obtain one quote for each individual security as necessary. Given the unique nature of each underlying security structure, it is not practical or useful to obtain multiple quotes for individual securities.

The aggregate fair value of our financial assets categorized in level 3 as of June 30, 2009, increased significantly compared to December 31, 2008, primarily as a result of the consolidation of the conduits, as the fair value of the assets consolidated was measured using information obtained from third-party sources. Transfers of trading account assets out of level 3 during the six months ended June 30, 2009 related to corporate debt securities that were transferred to our available-for-sale portfolio.

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

Our customers’ needs and our operating objectives determine the volume, mix and currency denomination of our consolidated balance sheet. Deposits and other liabilities generated by customer activities are invested in assets that generally match the liquidity and interest-rate characteristics of the liabilities. As a result, our assets consist primarily of securities held in our available-for-sale or held-to-maturity portfolios and short-term money-market instruments, such as interest-bearing deposits, federal funds sold and securities purchased under resale agreements. The actual mix of assets is determined by the characteristics of the customer liabilities and our desire to maintain a well-diversified portfolio of high-quality assets. Management of our consolidated balance sheet structure is conducted within specific Board-approved policies for interest-rate risk, credit risk and liquidity.

	For the Six Months Ended June 30,
(In millions)	2009 Average Balance	2008 Average Balance
Assets:
Interest-bearing deposits with banks	$31,097	$17,362
Securities purchased under resale agreements	4,041	11,964
Federal funds sold	126	4,016
Trading account assets	3,704	1,343
Investment securities	72,821	72,514
Investment securities purchased under AMLF	1,770	—
Loans	8,894	11,590
Other interest-earning assets	1,526	—

Total interest-earning assets	123,979	118,789
Cash and due from banks	2,506	3,967
Other assets	21,356	20,353

Total assets	$147,841	$143,109

Liabilities and shareholders’ equity:
Interest-bearing deposits:
U.S.	$9,302	$12,328
Non-U.S.	59,880	68,904

Total interest-bearing deposits	69,182	81,232
Securities sold under repurchase agreements	11,653	14,148
Federal funds purchased	731	1,072
Short-term borrowings under AMLF	1,760	—
Other short-term borrowings	16,224	5,762
Long-term debt	6,917	4,079

Total interest-bearing liabilities	106,467	106,293
Noninterest-bearing deposits	18,035	13,383
Other liabilities	10,170	11,806
Shareholders’ equity	13,169	11,627

Total liabilities and shareholders’ equity	$147,841	$143,109

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Investment Securities

The carrying values of investment securities were as follows as of period end:

(In millions)	June 30, 2009	December 31, 2008
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$11,260	$11,579
Mortgage-backed securities	6,931	10,798
Asset-backed securities	27,054	19,424
Collateralized mortgage obligations	1,785	1,441
State and political subdivisions	5,533	5,712
Other debt investments	4,819	4,723
Money-market mutual funds	769	344
Other equity securities	157	142

Total	$58,308	$54,163

Held to maturity purchased under AMLF:
Asset-backed commercial paper	$300	$6,087

Held to maturity:
U.S. Treasury and federal agencies:
Direct obligations	$500	$501
Mortgage-backed securities	713	810
Asset-backed securities	10,871	3,986
Collateralized mortgage obligations	9,643	9,979
State and political subdivisions	284	382
Other investments	82	109

Total	$22,093	$15,767

The increases in securities available for sale and held to maturity as of June 30, 2009 compared to December 31, 2008 resulted from the addition of securities in connection with the consolidation of the conduits, offset, in part, by sales and run-off of securities during the first half of 2009. We consider a well-diversified, high-credit quality investment securities portfolio to be an important element in the management of our consolidated balance sheet. The portfolio continues to be concentrated in securities with high credit quality, with approximately 80% of the carrying value of the portfolio “AAA” or “AA” rated at June 30, 2009, compared to 89% at December 31, 2008. The percentages of the carrying value of the investment securities portfolio by external credit rating, excluding securities purchased under the AMLF, were as follows as of June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
AAA(1)	68%	78%
AA	12	11
A	7	5
BBB	5	4
< BBB	7	1
Non-rated	1	1

	100%	100%

(1)	Includes U.S. Treasury securities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

The investment portfolio of approximately 9,500 securities is also diversified with respect to asset class. Approximately 71% of the carrying value of the portfolio is composed of mortgage-backed and asset-backed securities. The largely floating-rate asset-backed portfolio consists of home-equity loan, credit card, auto- and student loan-backed securities. Mortgage-backed securities are split between securities of Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and U.S. and non-U.S. large-issuer collateralized mortgage obligations. During the second quarter and first six months of 2009, 380 and 803 securities, respectively, were downgraded. The year-to-date downgrades included 352 municipal securities (state and political subdivisions), 202 of which were based on downgrades of the underlying third-party financial guarantor. As of June 30, 2009, the asset-backed securities in the portfolio included $5.5 billion collateralized by sub-prime first-lien mortgages.

Unrealized losses on securities available for sale were as follows as of June 30, 2009 and December 31, 2008:

(In millions)	June 30, 2009	December 31, 2008
Fair value	$58,308	$54,163
Amortized cost	62,779	60,786

Unrealized loss pre-tax	$(4,471)	$(6,623)

Unrealized loss after-tax	$(2,741)	$(4,057)

The unrealized loss amounts at June 30, 2009 and December 31, 2008 exclude the remaining unrealized loss of $1.81 billion, or $1.11 billion after-tax, and $2.27 billion, or $1.39 billion after-tax, respectively, related to reclassifications of securities available for sale to securities held to maturity.

Excluding the securities for which $180 million of gross other-than-temporary impairment was recorded during the first half of 2009, management considers the aggregate decline in fair value of the remaining securities and the resulting net unrealized losses to be temporary and not the result of any material changes in the credit characteristics of the securities. Additional information about our evaluation of unrealized losses is provided in note 2 to the consolidated financial statements included in this Form 10-Q.

We intend to continue managing our investment securities portfolio to align with interest-rate and duration characteristics of our customer liabilities and in the context of our overall balance sheet structure, which is maintained within internally approved risk limits, and in consideration of the global interest-rate environment. Even with material changes in unrealized losses on available-for-sale securities, we may not experience material changes in our interest-rate risk profile, or experience a material adverse impact on our net interest revenue.

Loans and Lease Financing

At June 30, 2009, we carried commercial real estate loans with a carrying value of approximately $583 million that were purchased from certain customers in 2008 pursuant to indemnified repurchase agreements. The loans, which are primarily collateralized by direct and indirect interests in commercial real estate, were recorded at their then-estimated fair value, based on management’s expectation with respect to collection of principal and interest using appropriate market discount rates as of the date of acquisition.

Although a portion of these loans are 90 days or more contractually past-due, we do not report them as past-due loans, because under applicable accounting standards, the interest earned on these loans is based on an

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

accretable yield resulting from management’s expectation with respect to cash flows for each loan relative to both the timing and collection of principal and interest as of the reporting date, not contractual payment terms.

During the second quarter of 2009, we added structured asset-backed loans with an aggregate fair value of approximately $2.54 billion to our consolidated balance sheet in connection with the consolidation of the conduits. These loans, which represent undivided interests in securitized pools of underlying third-party receivables, are held for investment.

During the quarter and six months ended June 30, 2009, we recorded provisions for loan losses of approximately $14 million and $98 million, respectively, in our consolidated statement of income, to reflect management’s revised expectation of future principal and interest cash flows with respect to certain of the aforementioned commercial real estate loans. Management’s change in expectation resulted primarily from its assessment of the effect of the deteriorating economic conditions in the commercial real estate markets on certain of these loans during the first half of the year. The allowance for loan losses related to these loans was reduced by net charge-offs totaling approximately $8 million, all of which were recorded during the first quarter of 2009. At June 30, 2009, approximately $66 million of the aforementioned commercial real estate loans were classified by management as non-performing, as the yield associated with these loans, determined when the loans were acquired, was deemed to be unaccretable. This determination was based on management’s expectations with respect to the future collection of principal and interest on the loans. Future changes in expectations with respect to collection of principal and interest on these loans could result in additional nonperforming loans and provisions for loan losses.

Capital

Regulatory and economic capital management both use metrics evaluated by management to assess whether our actual level of capital is commensurate with our risk profile, is in compliance with all regulatory requirements, and is sufficient to provide us with the financial flexibility to undertake future strategic business initiatives.

Regulatory Capital

Our objective with respect to regulatory capital management is to maintain a strong capital base in order to provide financial flexibility for our business needs, including funding corporate growth and supporting customers’ cash management needs, and to provide protection against loss to depositors and creditors. We strive to maintain an optimal level of capital, commensurate with our risk profile, on which an attractive return to shareholders will be realized over both the short and long term, while protecting our obligations to depositors and creditors and satisfying regulatory requirements. You can obtain additional information about our capital management process in the Financial Condition section of Management’s Discussion in our 2008 Form 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

At June 30, 2009, State Street and State Street Bank met all capital adequacy requirements to which they were subject. Regulatory capital amounts and ratios at June 30, 2009, and December 31, 2008 are presented in the table below.

	Regulatory Guidelines(1)		State Street(2)		State Street Bank(2)
(Dollars in millions)	Minimum	Well Capitalized	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
Tier 1 risk-based capital ratio	4%	6%	14.5%	20.3%	13.4%	19.8%
Total risk-based capital ratio	8	10	15.9	21.6	15.0	21.3
Tier 1 leverage ratio	4	5	7.3	7.8	6.6	7.6
Tier 1 risk-based capital			$10,740	$14,090	$9,643	$13,422
Total risk-based capital			11,728	15,030	10,775	14,458
Adjusted risk-weighted assets and market-risk equivalents:
Balance sheet risk-weighted assets			$63,548	$45,855	$61,780	$44,212
Off-balance sheet equivalent risk-weighted assets			9,877	23,364	9,877	23,415
Market-risk equivalents			493	366	436	303

Total			$73,918	$69,585	$72,093	$67,930

Quarterly average adjusted assets			$147,966	$179,905	$145,890	$175,858

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

At June 30, 2009, State Street’s and State Street Bank’s regulatory capital ratios decreased compared to year-end 2008, primarily as a result of the impact on tier 1 capital of the loss associated with the consolidation of the conduits. The loss, along with an increase in total risk-weighted assets attributable primarily to the impact of downgrades of investment securities during the first half of the year, decreased the risk-based ratios. A decline in quarterly adjusted average assets, as we reduced the size of our consolidated balance sheet during the first half of 2009, partly offset the impact of the above-described decline in tier 1 capital on the leverage ratio. All ratios for State Street and State Street Bank exceeded the applicable regulatory minimum and well-capitalized thresholds.

In May 2009, we completed a public offering of approximately 58.97 million shares of our common stock. The offering price was $39 per share, and aggregate proceeds from the offering, net of underwriting commissions and related offering costs, totaled approximately $2.23 billion. Underwriting commissions totaled approximately $69 million. We completed the offering, which was executed under our current universal shelf registration statement filed with the SEC, primarily in connection with our intention to repurchase the $2 billion of equity issued to the U.S. Treasury in October 2008 under the TARP Capital Purchase Program.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

In June 2009, we repurchased the preferred stock portion of Treasury’s original TARP investment by redeeming all of the outstanding shares of our Series B fixed-rate cumulative perpetual preferred stock at its aggregate liquidation amount plus accrued dividends, or approximately $2 billion. In July 2009, we repurchased the warrant to purchase shares of our common stock originally issued to Treasury as part of its overall investment at its fair value of $60 million.

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

Economic Capital

We define economic capital as the capital required to protect holders of our senior debt, and obligations higher in priority, against unexpected economic losses over a one-year period at a level consistent with the solvency of a firm with our target “AA” senior debt rating. Our Capital Committee is responsible for overseeing our economic capital process. The framework and methodologies used to quantify economic capital for each of the risk types described below have been developed by our Enterprise Risk Management, Global Treasury and Corporate Finance groups and are designed to be generally consistent with our risk management principles and the new Basel II regulatory capital rules. This framework has been approved by senior management and the Risk and Capital Committee of the Board of Directors. Due to the evolving nature of quantification techniques, we expect to periodically refine the methodologies, assumptions, and data used to estimate our economic capital requirements, which could result in a different amount of capital needed to support our business activities.

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

Uses of liquidity result from the following: withdrawals of unsecured customer deposits; drawdowns on unfunded commitments to extend credit or to purchase securities, generally provided through lines of credit; and overdraft facilities. Customer deposits are generated largely from our investment servicing activities, and are invested in a combination of term investment securities and short-term money market assets whose mix is determined by the characteristics of the deposits. Most of the customer deposits are payable upon demand or are short-term in nature, which means that withdrawals can potentially occur quickly and in large amounts. Similarly, customers can request disbursement of funds under commitments to extend credit.

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

Effective May 15, 2009, we took action that resulted in the consolidation, for financial reporting purposes, of the four third-party special purpose multi-seller asset-backed commercial paper conduits that we administer onto our balance sheet. As a result, the conduit assets became part of the State Street Bank balance sheet, along with the commercial paper liabilities that had funded the assets. For liquidity purposes, we now consider these assets as part of State Street Bank’s asset structure and the liabilities as State Street Bank wholesale funding.

In managing our liquidity, we have issued term wholesale certificates of deposit, and the conduits have issued asset-backed commercial paper, to third parties and invested excess funds in short-term money market assets where they would be available to meet cash needs. At June 30, 2009, the certificate-of-deposit portfolio totaled $5.54 billion, compared to $1.93 billion at December 31, 2008. The conduit commercial paper issued to third parties was $9.77 billion at June 30, 2009. Conduit commercial paper was not recorded in our consolidated balance sheet prior to May 2009. In connection with our management of liquidity where we seek to maintain access to sources of back-up liquidity at reasonable costs, we have participated in the Federal Reserve’s term auction facility, or TAF, which is a secured lending program available to financial institutions. At June 30, 2009,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

our participation in this program amounted to $5.0 billion. The highest TAF balance borrowed by State Street Bank during both the second quarter and first half of 2009 was approximately $10.0 billion, and the average borrowings for those periods were approximately $5.4 billion and $6.3 billion, respectively.

While maintenance of our high investment-grade credit rating is of primary importance to our liquidity management program, on-balance sheet liquid assets represent significant liquidity that we can directly control, and provide a source of cash from their principal maturities and from the ability to borrow from the capital markets using our securities as collateral. Our liquid assets consist primarily of cash balances at central banks in excess of regulatory requirements and other short-term liquid assets, such as federal funds sold and interest-bearing deposits with banks, the latter of which are multicurrency instruments invested with major multinational banks; and high-quality, marketable investment securities not already pledged, which generally are more liquid than other types of assets and can be sold or borrowed against to generate cash quickly. As of June 30, 2009, the cash value of our liquid assets, as we define them, totaled $65.45 billion, compared to $85.81 billion as of December 31, 2008. This decline reflected a return of customer deposit balances to more normal levels during the first half of 2009, as the trend for our customers to maintain historically high demand deposits levels in light of instability in market conditions particularly those experienced in the second half of 2008 returned to historical patterns.

Due to the unusual size and volatile nature of these incremental customer deposits that we experienced since mid-2008, we chose to maintain an excess of approximately $20.45 billion at central banks as of June 30, 2009 over regulatory required minimum balances. Securities carried at $41.37 billion as of June 30, 2009, compared to $42.74 billion as of December 31, 2008, were designated as pledged for public and trust deposits, borrowed funds and for other purposes as provided by law, and are excluded from the liquid assets calculation, unless pledged to the Federal Reserve Bank of Boston. The liquid assets and pledged securities described above excluded securities purchased under the Federal Reserve’s AMLF. Liquid assets included securities pledged to the Federal Reserve Bank of Boston to secure our ability to borrow from their discount window should the need arise. This access to primary credit is an important source of back-up liquidity for State Street Bank. As of June 30, 2009, we had no outstanding primary credit borrowings from the discount window.

Based upon our level of liquid assets and our ability to access the capital markets for additional funding when necessary, including our ability to issue debt and equity securities under our current universal shelf registration, management considers overall liquidity at June 30, 2009 to be sufficient to meet State Street’s current commitments and business needs, including supporting the liquidity of the now-consolidated commercial paper conduits and accommodating the transaction and cash management needs of our customers.

As referenced above, our ability to maintain consistent access to liquidity is fostered by the maintenance of high investment-grade ratings on our debt, as measured by the major independent credit rating agencies. Factors essential to retaining high credit ratings include diverse and stable core earnings; strong risk management; strong capital ratios; diverse liquidity sources, including the global capital markets and customer deposits; and strong liquidity monitoring procedures. High ratings on debt reduce borrowing costs and enhance our liquidity by increasing the size of the market for our debt. A downgrade or reduction of these credit ratings could have an adverse impact to our ability to access funding at favorable interest rates.

We maintain an effective universal shelf registration that allows for the public offering and sale of debt securities, capital securities, common stock, depositary shares and preferred stock, and warrants to purchase such securities, including any shares into which the preferred stock and depositary shares may be convertible, or any

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

combination thereof. We have, as discussed previously, issued in the past, and we may issue in the future, securities pursuant to the shelf registration. The issuance of debt or equity securities will depend on future market conditions, funding needs and other factors.

We currently maintain a corporate commercial paper program, separate from the conduits, under which we can issue up to $3 billion with original maturities of up to 270 days from the date of issue. At June 30, 2009, we had $1.70 billion of commercial paper outstanding, compared to $2.59 billion at December 31, 2008. Commercial paper issuances are recorded in other short-term borrowings in our consolidated statement of condition.

In connection with the FDIC’s Temporary Liquidity Guarantee Program, or TLGP, in which we elected to participate in December 2008, State Street can issue up to $1.67 billion, and State Street Bank can issue up to $2.48 billion, of unsecured senior debt through October 31, 2009, which will be backed by the full faith and credit of the United States. The guarantee of this unsecured senior debt expires on the earlier of the maturity date of the debt or June 30, 2012 for debt issued through March 31, 2009 and December 31, 2012 for debt issued on or after April 1, 2009. During the first quarter of 2009, we issued $1.5 billion of unsecured fixed-rate senior notes maturing on April 30, 2012, backed by the FDIC’s TLGP guarantee. During the first quarter and first half of 2009, we issued unsecured senior debt, composed of commercial paper issued under the aforementioned corporate commercial paper program, totaling $155 million and $169 million, respectively, also backed by the FDIC’s TLGP guarantee. More information with respect to these issuances, the former of which is recorded in long-term debt and the latter of which is recorded in other short-term borrowings in our consolidated statement of condition, is provided in notes 6 and 7 to the consolidated financial statements included in this Form 10-Q.

State Street Bank currently has Board authority to issue bank notes up to an aggregate of $5 billion, including the aforementioned $2.48 billion of unsecured senior debt under the TLGP, as well as up to $1 billion of subordinated bank notes. During the first half of 2009, State Street Bank issued an aggregate of $2.45 billion of fixed- and floating-rate senior notes, composed of $1.0 billion of fixed-rate senior notes maturing on March 15, 2011 and $1.45 billion of floating-rate senior notes maturing on September 15, 2011, both of which are backed by the FDIC’s TLGP guarantee. More information with respect to these issuances, both of which are recorded in long-term debt in our consolidated statement of condition, is provided in note 7 to the consolidated financial statements included in this Form 10-Q.

State Street Bank currently maintains a line of credit with a financial institution of CAD $800 million, or approximately USD $688 million as of June 30, 2009, to support its Canadian securities processing operations. The line of credit has no stated termination date and is cancelable by either party with prior notice. As of June 30, 2009, no balance was outstanding on this line of credit.

Risk Management

The global scope of our business activities requires that we balance what we perceive to be the primary risks in our businesses with a comprehensive and well-integrated risk management function. The measurement, monitoring and mitigation of risks are essential to the financial performance and successful management of our businesses. These risks, if not effectively managed, can result in losses to State Street as well as erosion of our capital and damage to our reputation. Our systematic approach also allows for a more precise assessment of risks within a framework for evaluating opportunities for the prudent use of capital.

We have a disciplined approach to risk management that involves all levels of management. The Board of Directors provides extensive review and oversight of our overall risk management programs, including the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

approval of key risk management policies and the periodic review of State Street’s key risk indicators. These indicators are designed to identify significant risk content within the major business activities of State Street, and to establish quantifiable thresholds for risk measurement. Key risk indicators are reported regularly to the Risk and Capital Committees of the Board and are reviewed periodically for appropriateness. Modifications to the indicators are made to reflect changes in our business activities or refinements to existing measurements. Enterprise Risk Management, or ERM, a dedicated corporate group, provides oversight, support and coordination across business units and is responsible for the formulation and maintenance of enterprise-wide risk management policies and guidelines. In addition, ERM establishes and reviews approved limits and, with business line management, monitors key risks. ERM is the responsibility of the Chief Risk Officer, or CRO, a member of State Street’s Operating Group with direct accountability to the Chairman and Chief Executive Officer. The CRO meets regularly with the Board or a Board committee, as appropriate, and has the authority to escalate issues as necessary.

While we believe that our risk management program is effective in managing the risks in our businesses, external factors may create risks that cannot always be identified or anticipated. For example, a significant counterparty failure or a default of a significant obligor could have a material adverse effect on our consolidated results of operations. Additional information about our process for managing market risk for both our trading and asset and liability management activities, as well as credit risk, operational risk and business risk, can be found in the Financial Condition section of Management’s Discussion and Analysis in our 2008 Form 10-K.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Our customers use derivatives to manage the financial risks associated with their investment goals and business activities, including foreign exchange forward contracts to convert currency for international investments and to manage the currency risk in their international investment portfolios. As an active participant in the foreign exchange markets, we provide foreign exchange forward contracts and options in support of these customer needs. As part of our trading activities, we assume positions in the foreign exchange and interest-rate markets by buying and selling cash instruments and using derivatives, including foreign exchange forward contracts, foreign exchange and interest-rate options and interest-rate swaps. As of June 30, 2009, the aggregate notional amount of these derivatives was $564.15 billion, of which $522.04 billion were foreign exchange forward and spot contracts. In the aggregate, foreign exchange forward positions are closely matched to minimize currency and interest-rate risk. All foreign exchange contracts are valued daily at prevailing market rates. Additional information about trading derivatives is provided in note 12 to the consolidated financial statements included in this Form 10-Q.

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

The following table presents value-at-risk with respect to our trading activities, as measured by our VaR methodology for the periods indicated. The VaR amounts presented in the table represent value-at-risk measurements associated with trading positions held during the periods. The total VaR is generally lower than the sum of the component VaR amounts due primarily to diversification benefits across risk types. Amounts presented for 2008 have been restated to conform to current-year methodology.

	Six Months Ended June 30,
VALUE-AT-RISK	2009			2008
(In millions)	Average	Maximum	Minimum	Average	Maximum	Minimum
Foreign exchange rates	$3.3	$9.7	$0.5	$2.0	$4.4	$0.6
Interest rates	1.6	2.9	0.6	1.0	1.7	0.6
Total VaR for trading assets	$3.9	$9.2	$1.2	$2.4	$5.0	$1.1

We back-test the estimated one-day VaR on a daily basis, by comparing it against actual trading revenues. This information is reviewed and used to confirm that all relevant trading positions are properly modeled. For the twelve months ended June 30, 2009, we did not experience any back-testing exceptions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

During the second quarter of 2009, our VaR measurement methodology was extended to measure VaR associated with certain assets classified as trading account assets in our consolidated balance sheet. These assets are not held in connection with typical trading activities, and thus are not reflected in the foregoing VaR table. In the table below, the VaR associated with these investments is reported as “VaR for non-trading assets.” “Total regulatory VaR” is calculated as the sum of the VaR for trading assets and the VaR for non-trading assets, with no diversification benefits recognized. The average, minimum and maximum amounts are calculated for each line item separately.

	Six Months Ended June 30,
Total Regulatory VALUE-AT-RISK	2009			2008
(In millions)	Average	Maximum	Minimum	Average	Maximum	Minimum
VaR for trading assets	$3.9	$9.2	$1.2	$2.4	$5.0	$1.1
VaR for non-trading assets	1.6	1.6	1.6	na	na	na
Total regulatory VaR	$6.0	$8.3	$3.6	$2.4	$5.0	$1.1

na - not measured for the period.

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

The following table presents the estimated exposure of NIR for the next twelve months, calculated as of June 30, 2009 and December 31, 2008, due to an immediate ± 100 basis point shift in then-current interest rates. Estimated incremental exposures presented below are dependent on management’s assumptions about asset and liability sensitivities under various interest-rate scenarios, such as those previously discussed, and do not reflect any actions management may undertake in order to mitigate some of the adverse effects of interest-rate changes on State Street’s financial performance.

NIR-AT-RISK	Estimated Exposure to Net Interest Revenue
(In millions) Rate change:	June 30, 2009	December 31, 2008
+100 bps shock	$20	$7
-100 bps shock	(292)	(439)
+100 bps ramp	(9)	(29)
-100 bps ramp	(122)	(166)

The NIR-at-risk to an immediate 100-bp increase in market interest rates became more positive during the first half of 2009. The effects of lower balances of short-term liquid assets and sales and run-off of investment securities were offset by lower levels of rate-sensitive customer deposits as well as the issuance of fixed-rate long-term debt, leaving the 100-bp-upward shock sensitivity higher.

NIR-at-risk exposure to a 100-bp-downward shock in rates was significantly less negative as of June 30, 2009. Declining liquid asset and investment portfolio balances are primarily responsible for the lower exposure

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

to downward rate shocks. Short-term market interest rates and customer deposit yields both remained below 1.00% in the second quarter. The resulting inability of customer deposit yields to reprice lower to the full extent of the 100-bp-downward rate shock partially offset the effects of asset run-off.

Other important factors that impact the levels of NIR are balance sheet size and mix; interest-rate spreads; the slope and interest-rate level of U.S. dollar and non-U.S. dollar yield curves and the relationship between them; the pace of change in market interest rates; and management actions taken in response to the preceding conditions.

The following table presents estimated EVE exposures, calculated as of June 30, 2009 and December 31, 2008, assuming an immediate and prolonged shift in interest rates, the impact of which would be spread over a number of years.

ECONOMIC VALUE OF EQUITY	Estimated Exposure to Economic Value of Equity
(In millions) Rate change:	June 30, 2009	December 31, 2008
+200 bps shock	$(471)	$(1,873)
-200 bps shock	(746)	(740)

The second quarter 2009 interest rate environment, with U.S. interest rates near zero, prevents the 200-bp-downward shock from fully occurring, as market rates cannot fall below zero, and reduces the benefit of lower rates on the fair value of the investment portfolio. Exposure to rising rates was significantly lower at June 30, 2009, due to issuances of long-term debt and lower asset duration from investment portfolio aging, security sales and the addition of short-duration conduit securities to the investment portfolio.

Credit Risk

Credit and counterparty risk is defined as the risk of financial loss if a borrower or counterparty is either unable or unwilling to repay borrowings or settle a transaction in accordance with contractual terms. We assume credit and counterparty risk on both our on- and off-balance sheet exposures. The extension of credit and the acceptance of counterparty risk by State Street are governed by corporate guidelines based on the prospective customer’s risk profile, the markets served, counterparty and country concentrations, and regulatory compliance. Our focus on large institutional investors and their businesses requires that we assume concentrated credit risk in a variety of forms. We maintain guidelines and procedures to monitor and manage all material aspects of credit and counterparty risk that we undertake. Counterparties are evaluated on an individual basis at least annually, while material exposures to counterparties are reviewed daily. Processes for credit approval and monitoring are in place for credit extensions. As part of the approval and renewal process, due diligence is conducted based on the size and term of the exposure, as well as the quality of the counterparty. At any point in time, it is not unusual that we will have one or more counterparties to which our exposure exceeds 10% of our total shareholders’ equity, exclusive of unrealized gains or losses.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

At June 30, 2009, total gross loans and leases were $12.66 billion compared to $9.13 billion at December 31, 2008, primarily reflecting the impact of consolidation of the commercial paper conduits, which added approximately $2.54 billion of structured asset-backed loans as well as an increase in the volume of daily overdrafts, which generally result from advances for securities settlement related to customer investment activities. Overdrafts included in total gross loans were $5.09 billion and $4.64 billion at June 30, 2009 and December 31, 2008, respectively. Average overdrafts were approximately $3.40 billion for the first six months of 2009, and $8.04 billion for the first six months of 2008. These balances do not represent a significant increase in credit risk because of their short-term nature, which is generally overnight, as well as the lack of significant concentration and their occurrence in the normal course of the securities settlement process.

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

We provide customers with both on- and off-balance sheet liquidity and credit enhancement facilities in the form of letters of credit, lines of credit and liquidity asset purchase agreements. These exposures are subject to an initial credit analysis, with detailed approval and review processes. These facilities are also actively monitored and reviewed at least annually.

On behalf of our customers, we lend their securities to creditworthy banks, broker/dealers and other institutions. In most circumstances, we indemnify our customers for the fair market value of those securities against a failure of the borrower to return such securities. Though these transactions are collateralized, the substantial volume of these activities necessitates detailed credit-based underwriting and monitoring processes. The aggregate fair value of indemnified securities on loan totaled $344.14 billion at June 30, 2009, and $324.59 billion at December 31, 2008. We require the borrowers to provide collateral in an amount equal to or in excess of 100% of the fair market value of the securities borrowed. Collateral received in connection with our securities lending services is held by us as agent and is not recorded in our consolidated statement of condition. The securities on loan and the collateral are revalued daily to determine if additional collateral is necessary. We held, as agent, cash and securities with an aggregate fair value of approximately $354.80 billion and $333.07 billion as collateral for indemnified securities on loan at June 30, 2009 and December 31, 2008, respectively.

The collateral held by us is invested on behalf of our customers. In certain cases, the collateral is invested in third-party repurchase agreements, for which we indemnify the customer against loss of the principal invested. We require the repurchase agreement counterparty to provide collateral in an amount equal to or in excess of 100% of the amount of the repurchase agreement. In our role as agent, the indemnified repurchase agreements and the related collateral are not recorded in our consolidated statement of condition. Of the collateral of $354.80 billion at June 30, 2009 and $333.07 billion at December 31, 2008 referenced above, $73.52 billion at June 30, 2009 and $68.37 billion at December 31, 2008 were invested in repurchase agreements for which we have indemnified our customers against shortfalls in the value of the underlying collateral. We held, as agent, $76.51 billion and $71.87 billion as collateral for indemnified investments in repurchase agreements at June 30, 2009 and December 31, 2008, respectively.

Processes for credit approval and monitoring are in place for other extensions of credit. As part of the approval and renewal process, due diligence is conducted based on the size and term of the exposure, as well as the quality of the counterparty. Exposures to these entities are aggregated, evaluated and approved by ERM.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Investments in debt and equity securities, including investments in affiliates, are monitored regularly by Corporate Finance and ERM. Procedures for evaluating potentially impaired securities are discussed in notes 1 and 3 to the consolidated financial statements included in our 2008 Form 10-K, and in note 2 to the consolidated financial statements included in this Form 10-Q.

During 2008, we purchased a portfolio of commercial real estate loans from certain customers in connection with a defaulted indemnified repurchase obligation. We recorded the loans at their then-estimated fair value of $800 million. During the first and second quarters of 2009, we recorded provisions for loan losses related to this portfolio of $84 million and $14 million, respectively, to reflect management’s assessment of the effect of the deteriorating economic conditions in the commercial real estate markets during the periods and the effect on its expectations with respect to future principal and interest cash flows associated with certain of the loans. The allowance for loan losses related to these loans was reduced by net charge-offs totaling approximately $8 million, all of which were recorded during the first quarter of 2009. At June 30, 2009, approximately $66 million of these loans were classified by management as non-performing, as the yield associated with these loans, determined when the loans were acquired, was deemed to be unaccretable. This determination was based on management’s expectation with respect to the future collection of principal and interest on the loans.

An allowance for loan losses is maintained to absorb probable credit losses that can be estimated in the loan and lease portfolio, and is reviewed regularly by management for adequacy. An internal risk management system is used to assess probabilities of default of our counterparties, and potential risk of loss in the event of counterparty default. State Street’s risk rating process incorporates the use of risk rating tools and management judgment. Qualitative and quantitative inputs are captured in a transparent and replicable manner, and following a formal review and approval process, an internal credit rating based on State Street’s credit scale is assigned. The provision for loan losses is a charge to current earnings to maintain the overall allowance for loan losses at a level considered adequate relative to the level of credit risk in the loan and lease portfolio. The allowance for loan losses was $108 million at June 30, 2009 and $18 million at December 31, 2008.

We also maintain a separate allowance with respect to the aforementioned off-balance sheet facilities. This allowance, which is recorded in accrued expenses and other liabilities in our consolidated statement of condition, totaled $25 million at June 30, 2009 and $20 million at December 31, 2008. Management reviews the adequacy of this allowance on a regular basis.

OFF-BALANCE SHEET ARRANGEMENTS

Information about our off-balance sheet activities is provided in notes 8 and 12 to the consolidated financial statements included in this Form 10-Q.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

CONTROLS AND PROCEDURES

State Street has established and maintains disclosure controls and procedures that are designed to ensure that material information relating to State Street and its subsidiaries on a consolidated basis required to be disclosed in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to State Street management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. For the quarter ended June 30, 2009, State Street’s management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of State Street’s disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that State Street’s disclosure controls and procedures were effective as of June 30, 2009.

State Street has also established and maintains internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. In the ordinary course of business, State Street routinely enhances its internal control over financial reporting by either upgrading its current systems or implementing new systems. Changes have been made and will be made to State Street’s internal control over financial reporting as a result of these efforts. During the quarter ended June 30, 2009, there was no change in State Street’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, State Street’s internal control over financial reporting.

STATE STREET CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
(Dollars in millions, except per share amounts)
Fee revenue:
Servicing fees	$795	$977	$1,561	$1,937
Management fees	193	280	374	558
Trading services	310	320	555	686
Securities finance	201	352	382	655
Processing fees and other	17	77	66	131

Total fee revenue	1,516	2,006	2,938	3,967

Net interest revenue:
Interest revenue	773	1,137	1,511	2,425
Interest expense	193	480	367	1,143

Net interest revenue	580	657	1,144	1,282

Gains (Losses) related to investment securities, net:
Net gains from sales of available-for-sale securities	90	9	119	15
Net losses from other-than-temporary impairment(1)	(64)	—	(77)	(15)

Gains (Losses) related to investment securities, net	26	9	42	—

Total revenue	2,122	2,672	4,124	5,249

Provision for loan losses	14	—	98	—

Expenses:
Salaries and employee benefits	696	1,060	1,427	2,122
Information systems and communications	167	164	328	319
Transaction processing services	146	172	277	334
Occupancy	121	115	242	225
Merger and integration costs	12	32	29	58
Professional services	73	106	108	188
Amortization of other intangible assets	34	33	68	66
Other	115	159	189	303

Total expenses	1,364	1,841	2,668	3,615

Income before income tax expense and extraordinary loss	744	831	1,358	1,634
Income tax expense	242	283	380	556

Income before extraordinary loss	502	548	978	1,078
Extraordinary loss, net of taxes	(3,684)	—	(3,684)	—

Net income (loss)	$(3,182)	$548	$(2,706)	$1,078

Net income before extraordinary loss available to common shareholders	$370	$548	$815	$1,078

Net income (loss) available to common shareholders	$(3,314)	$548	$(2,869)	$1,078

Earnings per common share before extraordinary loss:
Basic	$.80	$1.36	$1.82	$2.72
Diluted	.79	1.35	1.81	2.70

Earnings (loss) per common share:
Basic	$(7.16)	$1.36	$(6.40)	$2.72
Diluted	(7.12)	1.35	(6.37)	2.70

Average common shares outstanding (in thousands):
Basic	462,399	402,482	447,370	395,212
Diluted	465,814	406,964	450,483	399,684

Cash dividends declared per share	$.01	$.24	$.02	$.47

(1)

Gross losses for 2009 periods were $167 million and $180 million, respectively, of which $103 million for both periods was related to factors other than credit and was recognized in other comprehensive income (loss).

The accompanying notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION

CONSOLIDATED STATEMENT OF CONDITION

	June 30, 2009	December 31, 2008
(Dollars in millions, except per share amounts)
Assets
Cash and due from banks	$4,044	$3,181
Interest-bearing deposits with banks	26,346	55,733
Securities purchased under resale agreements	5,277	1,635
Trading account assets	127	815
Investment securities available for sale	58,308	54,163
Investment securities held to maturity purchased under money market liquidity facility (fair value of $300 and $6,100)	300	6,087
Investment securities held to maturity (fair value of $20,636 and $14,311)	22,093	15,767
Loans and leases (less allowance for losses of $108 and $18)	12,554	9,113
Premises and equipment (net of accumulated depreciation of $2,861 and $2,758)	2,114	2,011
Accrued income receivable	1,549	1,738
Goodwill	4,547	4,527
Other intangible assets	1,790	1,851
Other assets	14,372	17,010

Total assets	$153,421	$173,631

Liabilities
Deposits:
Noninterest-bearing	$14,539	$32,785
Interest-bearing—U.S.	6,323	4,558
Interest-bearing—Non-U.S.	64,715	74,882

Total deposits	85,577	112,225
Securities sold under repurchase agreements	12,899	11,154
Federal funds purchased	4,032	1,082
Short-term borrowings under money market liquidity facility	300	6,042
Other short-term borrowings	19,935	11,555
Accrued expenses and other liabilities	9,595	14,380
Long-term debt	8,980	4,419

Total liabilities	141,318	160,857

Commitments and contingencies (note 8)

Shareholders’ equity
Preferred stock, no par: 3,500,000 shares authorized; 20,000 shares issued and outstanding in 2008	—	1,883
Common stock, $1 par: 750,000,000 shares authorized; 494,434,216 and 431,976,032 shares issued	494	432
Surplus	9,202	6,992
Retained earnings	6,255	9,135
Accumulated other comprehensive loss	(3,828)	(5,650)
Treasury stock, at cost (462,514 and 418,354 shares)	(20)	(18)

Total shareholders’ equity	12,103	12,774

Total liabilities and shareholders’ equity	$153,421	$173,631

The accompanying notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in millions, except per share amounts, shares in thousands)	Preferred Stock	Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Total
		Shares	Amount				Shares	Amount

Balance at December 31, 2007		398,366	$398	$4,630	$7,745	$(575)	12,082	$(899)	$11,299
Comprehensive income:
Net income					1,078				1,078
Change in net unrealized loss on available-for-sale securities, net of related taxes of $(820) and reclassification adjustment						(1,257)			(1,257)
Change in net unrealized loss on fair value hedges of available-for-sale securities, net of related taxes of $6						10			10
Foreign currency translation, net of related taxes of $15						112			112
Change in net unrealized loss on cash flow hedges, net of related taxes of $1						1			1
Change in net unrealized loss on hedges of net investments in non-U.S. subsidiaries, net of related taxes of $(4)						(7)			(7)

Total comprehensive income (loss)					1,078	(1,141)			(63)
Cash dividends declared ($.47 per share)					(194)				(194)
Common stock acquired							552	—	—
Common stock issued		33,156	34	2,181			(7,391)	538	2,753
Contract payments to State Street Capital Trust III				(37)					(37)
Common stock awards and options exercised, including tax benefit of $50		156		(62)			(4,837)	343	281

Balance at June 30, 2008		431,678	$432	$6,712	$8,629	$(1,716)	406	$(18)	$14,039

Balance at December 31, 2008	$1,883	431,976	$432	$6,992	$9,135	$(5,650)	418	$(18)	$12,774
Comprehensive income:
Net loss					(2,706)				(2,706)
Change in net unrealized loss on available-for-sale securities, net of related taxes of $936, reclassification adjustment and losses from other-than-temporary impairment related to factors other than credit						1,471			1,471
Change in net unrealized loss on fair value hedges of available-for-sale securities, net of related taxes of $78						123			123
Foreign currency translation, net of related taxes of $(63)						189			189
Change in net unrealized loss on cash flow hedges, net of related taxes of $5						10			10
Change in minimum pension liability, net of related taxes of $18						29			29

Total comprehensive income (loss)					(2,706)	1,822			(884)
Cash dividends:
Common stock—$.02 per share					(11)				(11)
Preferred stock					(46)				(46)
Prepayment of preferred stock discount	106				(106)				—
Accretion of preferred stock discount	11				(11)				—
Common stock issued		58,974	59	2,172					2,231
Repurchase of TARP investment	(2,000)								(2,000)
Common stock awards and options exercised, including related taxes of $(52)		3,484	3	38					41
Other							44	(2)	(2)

Balance at June 30, 2009	$—	494,434	$494	$9,202	$6,255	$(3,828)	462	$(20)	$12,103

The accompanying notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2009	2008
(In millions)
Operating Activities:
Net income (loss)	$(2,706)	$1,078
Adjustments to reconcile net income to net cash used in operating activities:
Non-cash adjustments for depreciation, amortization, accretion and deferred income tax expense	(2,372)	331
Extraordinary loss	6,096	—
(Gains) losses related to investment securities, net	(42)	—
Change in trading account assets, net	387	(185)
Other, net	(6,369)	(1,834)

Net cash used in operating activities	(5,006)	(610)

Investing Activities:
Net (increase) decrease in interest-bearing deposits with banks	29,508	(15,057)
Net (increase) decrease in federal funds sold and securities purchased under resale agreements	(3,642)	7,952
Proceeds from sales of available-for-sale securities	4,035	2,175
Proceeds from maturities of available-for-sale securities	19,338	13,065
Purchases of available-for-sale securities	(18,796)	(14,082)
Net decrease in held-to-maturity securities related to AMLF	5,811	—
Proceeds from maturities of held-to-maturity securities	1,529	715
Purchases of held-to-maturity securities	(264)	(580)
Net (increase) decrease in loans and leases	(1,049)	1,084
Business acquisitions, net of cash acquired	—	38
Purchases of equity investments and other long-term assets	(110)	(161)
Purchases of premises and equipment	(349)	(284)
Other, net	304	215

Net cash (used in) provided by investing activities	36,315	(4,920)

Financing Activities:
Net increase (decrease) in time deposits	1,139	(1,248)
Net increase (decrease) in all other deposits	(27,787)	2,702
Net decrease in short-term borrowings related to AMLF	(5,742)	—
Net increase (decrease) in short-term borrowings	(2,571)	753
Proceeds from issuance of long-term debt, net of issuance costs	4,435	493
Payments for long-term debt and obligations under capital leases	(18)	(10)
Proceeds from public offering of common stock, net of issuance costs	2,231	2,251
Repayment of TARP preferred stock investment	(2,000)	—
Proceeds from issuance of common stock for stock awards and options exercised	26	—
Proceeds from issuances of treasury stock	—	622
Payments for cash dividends	(159)	(179)

Net cash (used in) provided by financing activities	(30,446)	5,384

Net increase (decrease)	863	(146)
Cash and due from banks at beginning of year	3,181	4,733

Cash and due from banks at end of year	$4,044	$4,587

The accompanying notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.    Summary of Significant Accounting Policies

The accounting and financial reporting policies of State Street Corporation conform to accounting principles generally accepted in the United States of America, referred to as GAAP. The parent company is a financial holding company headquartered in Boston, Massachusetts. Unless otherwise indicated or unless the context requires otherwise, all references in these notes to consolidated financial statements to “State Street,” “we,” “us,” “our” or similar references mean State Street Corporation and its subsidiaries on a consolidated basis. Our principal banking subsidiary, State Street Bank and Trust Company, is referred to as State Street Bank. We report two lines of business:

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

The consolidated financial statements accompanying these condensed notes are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the consolidated results of operations in these financial statements, have been made. Events occurring subsequent to the date of our consolidated statement of condition were evaluated for potential recognition or disclosure in our consolidated financial statements through August 7, 2009, the date we filed this Form 10-Q with the SEC.

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and these condensed notes. Actual results could differ from those estimates. Consolidated results of operations for the three and six months ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. Certain previously reported amounts have been reclassified to conform to current period classifications as presented in this Form 10-Q.

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

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 1.    Summary of Significant Accounting Policies (Continued)

New Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. This standard establishes general accounting and disclosure guidance with respect to events that occur after the balance sheet date but before financial statements are issued or otherwise available. In particular, the standard sets forth guidance with respect to (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in its financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should provide about events or transactions that occur after the balance sheet date. We adopted the standard effective June 30, 2009, and adoption had no effect on our consolidated financial statements.

In April 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This Staff Position, or FSP, replaced the “intent and ability” criterion in existing guidance by specifying that (a) if a company does not have the intent to sell a debt security prior to recovery in value and (b) it is more likely than not that it will not have to sell the debt security prior to such recovery, the debt security should not be considered to be other-than-temporarily impaired unless there is a loss related to credit. If there is a loss related to credit, the credit loss component of the other-than-temporary impairment, or OTTI, of the debt security is recognized in results of operations and the remaining component is recognized in other comprehensive income, or OCI. If a company intends to sell the debt security, or if it is more likely than not that it will be required to sell the debt security before its recovery, the OTTI loss is recognized in results of operations equal to the entire difference between the debt security’s amortized cost basis and its fair value. For debt securities held to maturity, the amount of other-than-temporary impairment recognized in OCI is amortized prospectively over the remaining life of the debt security on the basis of the timing of future estimated cash flows of the security.

The FSP requires a company to initially apply the provisions of the FSP to previously recognized OTTI of debt securities (debt securities that the company does not intend to sell and that the company is not more likely than not required to sell before recovery in value) held as of the date of adoption, by recording a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment reclassifies the non-credit component of the previous OTTI to accumulated OCI from retained earnings.

We adopted the provisions of the FSP effective April 1, 2009. The cumulative effect of the non-credit component of previously recognized OTTI with respect to the subject debt securities held as of the date of adoption was not material. Our application of the provisions of the FSP resulted in the identification of $103 million of pre-tax losses related to factors other than credit. These losses remained in OCI as of June 30, 2009. Previous guidance required OTTI losses not related to credit to be recognized in results of operations.

The FSP also amended the disclosure provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, for both debt and equity securities, by requiring disclosures for interim and annual periods for significant security types identified on the basis of how the company manages, monitors and measures its securities and the nature and risks of the security. The required disclosures are provided in note 2.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 1.    Summary of Significant Accounting Policies (Continued)

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. The FSP, while emphasizing that the objective of fair value measurement described in SFAS No. 157, Fair Value Measurements, remains unchanged, provides additional guidance for determining whether market activity for a financial asset or liability has significantly decreased, as well as for identifying circumstances that indicate that transactions are not orderly. The FSP reiterates that if a market is determined to be inactive and the related market price is deemed to be reflective of a “distressed sale” price, then management judgment may be required to estimate fair value. The FSP identifies factors to be considered when determining whether or not a market is inactive. We adopted the provisions of the FSP effective April 1, 2009. Our fair value methodologies already incorporated the concepts of the FSP, and, accordingly, our adoption of the FSP’s provisions did not materially change our valuation methodology or underlying process.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. The FSP amended SFAS No. 107, Disclosures About Fair Value of Financial Instruments, and Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require disclosures about fair values of financial instruments in all interim financial statements. We adopted the provisions of the FSP effective June 30, 2009, and have provided the required disclosures in note 11.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This FSP amends and clarifies the provisions of SFAS No. 141(R), Business Combinations, with respect to the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies associated with a business combination. The provisions of the FSP are effective, for State Street, for business combinations occurring after January 1, 2009. The effect of these provisions on our consolidated financial statements will depend on the nature, terms and size of future business combinations.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. In accordance with the FSP, unvested equity-based awards that contain non-forfeitable rights to dividends are considered to participate with common shareholders in undistributed earnings. As a result, the awards are required to be included in the calculation of basic earnings per common share pursuant to the “two-class” method. For State Street, participating securities are composed of unvested restricted stock and deferred director stock awards. These participating securities, prior to application of the FSP, were excluded from weighted-average common shares outstanding in the calculation of basic earnings per common share.

We applied the provisions of the FSP effective January 1, 2009, and have calculated and presented basic earnings per common share on this basis for all periods presented. The effect of the inclusion of participating securities in the calculation of basic earnings per common share for prior periods was not material.

Recent Accounting Developments

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. The new

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 1.    Summary of Significant Accounting Policies (Continued)

standard represents the FASB’s approval of its accounting standards codification as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The codification, which changes the organization and referencing of financial accounting and reporting standards, is effective, for State Street, as of September 30, 2009, and all future references to U.S. GAAP will use the codification’s numbering system prescribed by the FASB. Since the codification does not change existing U.S. GAAP, it is not expected to have any effect on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). This standard amended FASB Interpretation No. 46(R) and eliminated the exception for qualifying special purpose entities. The standard also modified the characteristics that identify a variable interest entity, on VIE, provided new criteria for determining the primary beneficiary and increased the frequency of required assessments to determine whether an entity is the primary beneficiary of the VIE. The standard is effective, for State Street, on January 1, 2010, and earlier application is prohibited. We are currently evaluating the effect of adoption of the new standard on our consolidated financial condition and results of operations.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. The standard, which amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, eliminates both the exception for qualifying special purpose entities, or SPEs, from consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when control has not been completely surrendered by the transferor. The standard is effective, for State Street, on January 1, 2010, and earlier application is not permitted. The standard is not expected to have a material effect on our consolidated financial condition and results of operations.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 2.    Investment Securities

	June 30, 2009				December 31, 2008
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
(In millions)		Gains	Losses			Gains	Losses
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$11,271	$6	$17	$11,260	$11,577	$21	$19	$11,579
Mortgage-backed securities	6,846	129	44	6,931	10,775	129	106	10,798
Asset-backed securities	31,125	502	4,573	27,054	25,049	8	5,633	19,424
Collateralized mortgage obligations	2,051	88	354	1,785	1,837	7	403	1,441
State and political subdivisions	5,731	124	322	5,533	6,230	105	623	5,712
Other debt investments	4,824	65	70	4,819	4,816	51	144	4,723
Money-market mutual funds	769	—	—	769	344	—	—	344
Other equity securities	162	4	9	157	158	3	19	142

Total	$62,779	$918	$5,389	$58,308	$60,786	$324	$6,947	$54,163

Held to maturity purchased under AMLF:
Asset-backed commercial paper	$300	—	—	$300	$6,087	$13	—	$6,100

Held to maturity:
U.S. Treasury and federal agencies:
Direct obligations	$500	$22		$522	$501	$27		$528
Mortgage-backed securities	713	28		741	810	17		827
Asset-backed securities	10,871	24	$566	10,329	3,986	38	$412	3,612
Collateralized mortgage obligations	9,643	104	1,074	8,673	9,979	29	1,159	8,849
State and political subdivisions	284	5	—	289	382	4	—	386
Other investments	82	—	—	82	109	—	—	109

Total	$22,093	$183	$1,640	$20,636	$15,767	$115	$1,571	$14,311

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 2.    Investment Securities (Continued)

Aggregate investment securities carried at $41.37 billion and $42.74 billion at June 30, 2009 and December 31, 2008, respectively, were designated as pledged for public and trust deposits, short-term borrowings and for other purposes as provided by law.

In connection with the consolidation of the asset-backed commercial paper conduits in May 2009 more fully discussed in note 9, we added debt securities held by the conduits with an aggregate fair value of approximately $4.68 billion which are accounted for pursuant to the provisions of AICPA Statement of Position No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, or Emerging Issues Task Force Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.

SOP 03-3 prescribes the accounting for differences between the contractual cash flows and management’s best estimate of cash flows expected to be collected on debt security acquired in a transfer if those differences are attributable to credit quality, and it is probable that the entity will not collect all of the contractual cash flows. The SOP limits the yield that may be accreted to the excess of management’s estimate of undiscounted expected principal, interest and other cash flows over the initial investment in the debt security. On a periodic basis, management updates its expected cash flow assumptions. Subsequent changes in cash flows expected to be collected are either recognized prospectively through an adjustment of the yield on the debt security over its remaining life, or are evaluated for other-than-temporary impairment.

EITF No. 99-20 prescribes the accounting for interest income and other-than-temporary impairment on a beneficial interest in a securitization for which the risk of credit loss is not remote. It requires that interest income be recognized over the life of the beneficial interest based on the accretable yield determined by periodically estimating expected cash flows. Subsequent changes in cash flows expected to be collected are either recognized prospectively through an adjustment of the yield on the debt security yield over its remaining life, or are evaluated for other-than-temporary impairment.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 2.    Investment Securities (Continued)

Gross pre-tax unrealized losses on investment securities consisted of the following as of June 30, 2009 and December 31, 2008:

	Less than 12 continuous months		12 continuous months or longer		Total
June 30, 2009 (In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$116	$2	$1,337	$15	$1,453	$17
Mortgage-backed securities	995	22	877	22	1,872	44
Asset-backed securities	3,507	441	16,694	4,132	20,201	4,573
Collateralized mortgage obligations	263	29	876	325	1,139	354
State and political subdivisions	1,288	296	550	26	1,838	322
Other debt investments	368	5	549	65	917	70
Other equity securities	139	6	8	3	147	9

Total	$6,676	$801	$20,891	$4,588	$27,567	$5,389

Held to maturity:
Asset-backed securities	$591	$33	$2,274	$533	$2,865	$566
Collateralized mortgage obligations	803	88	6,089	986	6,892	1,074

Total	$1,394	$121	$8,363	$1,519	$9,757	$1,640

	Less than 12 continuous months		12 continuous months or longer		Total
December 31, 2008 (In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$753	$8	$456	$11	$1,209	$19
Mortgage-backed securities	1,342	30	1,464	76	2,806	106
Asset-backed securities	6,403	883	12,493	4,750	18,896	5,633
Collateralized mortgage obligations	1,107	314	83	89	1,190	403
State and political subdivisions	2,003	515	317	108	2,320	623
Other debt investments	1,516	80	262	64	1,778	144
Other equity securities	132	17	11	2	143	19

Total	$13,256	$1,847	$15,086	$5,100	$28,342	$6,947

Held to maturity:
Asset-backed securities	$600	$25	$2,642	$387	$3,242	$412
Collateralized mortgage obligations	3,541	564	3,539	595	7,080	1,159

Total	$4,141	$589	$6,181	$982	$10,322	$1,571

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 2.    Investment Securities (Continued)

Certain asset-backed securities have the benefit of third-party guarantees from financial guaranty insurance companies. The aggregate amortized cost of securities with underlying guarantees was approximately $1.68 billion at June 30, 2009 and $2.49 billion at December 31, 2008. Certain of these securities, which totaled approximately $344 million at June 30, 2009, are currently drawing on the underlying guarantees in order to make contractual principal and interest payments to State Street. In these cases, the performance of the underlying security is highly dependent on the performance of the guarantor. During 2008 and 2009, many of these guarantors experienced ratings downgrades. The credit ratings of the guarantors ranged from “AA” to “D” as of June 30, 2009.

Gains and losses related to investment securities were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2009	2008	2009	2008
Gross gains from sales of available-for-sale securities	$100	$29	$137	$38
Gross losses from sales of available-for-sale securities	(10)	(20)	(18)	(23)

Gross losses from other-than-temporary impairment	(167)	—	(180)	(15)
Losses not related to credit(1)	103	—	103	—

Net impairment losses	(64)	—	(77)	(15)

Gains (losses) related to investment securities, net	$26	$9	$42	$—

(1)	These losses were recognized as a component of other comprehensive income; see note 10.

We recorded gross other-than-temporary-impairment losses of $167 million for the second quarter of 2009 and $180 million for the first six months of 2009. Of the total recorded, $64 million and $77 million, respectively, related to credit and were recorded in our consolidated statement of income. The remaining $103 million related to factors other than credit, and was recognized as a component of other comprehensive income in our consolidated statement of condition. The $67 million recorded for the second quarter of 2009 was composed of $47 million associated with expected credit losses, and $17 million related to changes in management’s intention to hold impaired securities to their ultimate recovery in value. The majority of the impairment losses related to non-agency mortgage securities which, pursuant to its analysis, management concluded had experienced credit loss based on the present value of the expected cash flows. These securities are classified as asset-backed securities in the foregoing investment securities tables.

We conduct periodic reviews to evaluate each security that is impaired, i.e., has an unrealized loss. Impairment exists when the current fair value of an individual security is below its amortized cost basis. For debt securities available for sale and held to maturity, other-than-temporary impairment is recorded in results of operations when management intends to sell (or may be required to sell) securities before they recover in value, or when management expects a loss of contractual principal or interest cash flows (a credit loss). For equity securities available for sale, other-than-temporary impairment is recognized in results of operations when management no longer has the intent and ability to hold the security for a period of time to sufficiently allow for any anticipated recovery in fair value, or when management expects a loss of contractual principal or interest cash flows (a credit loss).

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 2.    Investment Securities (Continued)

Our review of impaired securities generally entails:

•

the identification and evaluation of securities that have indications of possible other-than-temporary impairment, such as issuer-specific concerns like bankruptcy or deteriorating financial condition;

•	the analysis of individual impaired securities, including consideration of the length of time the security has been in an unrealized loss position and the anticipated recovery period;

•

the discussion of evidential matter, including an evaluation of factors or triggers that could cause individual securities to be deemed other-than-temporarily impaired and those that would not support other-than-temporary impairment; and

•	documentation of the results of these analyses, as required under internal business policies.

Factors considered in determining whether impairment is other-than-temporary include:

•	the length of time for which the security has been impaired;

•	the severity of the impairment;

•	the cause of the impairment and the financial condition and near-term prospects of the issuer;

•	activity in the market of the issuer which may indicate adverse credit conditions; and

•	our ability and intent not to sell the security for a period of time sufficient to allow for any expected recovery in its value.

The majority of our investment securities are in the form of debt securities. Debt securities that are not deemed to be credit-impaired are subject to additional management analysis to assess whether it intends to sell, or would more-likely-than-not not be required to sell, the security before the expected recovery to its amortized cost basis. In most cases, management has no intent to sell and believes that it is more likely than not that it will not be required to sell the security before recovery to its amortized cost basis. Where the decline in the security’s fair value is deemed to be other than temporary, the decline is recorded in our consolidated results of operations.

A critical component of the evaluation for other-than-temporary impairment for our debt securities is the identification of credit-impaired securities, where management does not expect to receive cash flows sufficient to recover the entire amortized cost basis of the security. The following describe our process for identifying credit impairment in security types with the most significant unrealized losses as of June 30, 2009.

Mortgage- and Asset-Backed Securities

For U.S. mortgage-backed securities (in particular, “Alt-A” mortgages, sub-prime first lien mortgages and home equity lines of credit that have significant unrealized losses as a percentage of their amortized cost), credit impairment is assessed using a cash flow model, tailored for each security, that estimates the cash flows on the underlying mortgages, using the security-specific collateral and transaction structure.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 2.    Investment Securities (Continued)

Loss rates are calculated for each security and take into consideration collateral type, vintage, borrower profile, geography and other factors. By using these factors, management develops a roll-rate analysis to gauge future expected losses based upon current delinquencies and expected future loss trends. Indicative ranges of critical estimates include:

June 30, 2009
Prepayment rate	3-15%
Conditional default rates	2-25%
Loss severity(1)	55-100%
Peak-to-trough housing price decline(2)	40-45%

(1)	Loss severity rates consider the initial loan-to-value ratio, lien position, current collateral value and other factors.
(2)	Measured by the Case-Shiller National HPI.

In addition to the above analytics, management performs stress tests which contain more severe loss assumptions. These analyses provide further insight into the expected credit performance of these securities and are integral to the assessment of whether a security is other-than-temporarily impaired.

Unsecured Obligations

Unsecured obligations generally consist of corporate bonds. Credit analysis is largely dependent on third-party credit ratings and, to the extent possible, a detailed analysis of the borrower’s financial condition. Individual bond positions must meet minimum rating requirements, which vary based on the sector of the bond issuer. Fundamental inputs to the impairment assessment include downgrades in ratings and/or management’s assessment of the financial condition of the borrower. These and other factors are used in determining if an expected shortfall in contractual cash flows is expected.

After a full review of all investment securities, taking into consideration current economic conditions, adverse situations that might affect our ability to fully collect interest and principal, the timing of future payments, the credit quality and performance of the underlying collateral of asset-backed securities, and other relevant factors, and excluding the securities for which other-than-temporary-impairment was recorded during the first six months of 2009, management considers the aggregate decline in fair value of the remaining securities and the resulting gross unrealized losses of $7.03 billion related to 2,676 securities at June 30, 2009 to be temporary and not the result of any material changes in the credit characteristics of the securities.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 2.    Investment Securities (Continued)

Contractual maturities of debt investment securities were as follows as of June 30, 2009:

(In millions)	Under 1 Year	1 to 5 Years	6 to 10 Years	Over 10 Years
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$10,044	$441	$166	$609
Mortgage-backed securities	100	1,277	1,477	4,077
Asset-backed securities	524	10,660	7,557	8,313
Collateralized mortgage obligations	4	425	94	1,262
State and political subdivisions	369	2,186	1,595	1,383
Other investments	2,554	1,669	560	36

Total	$13,595	$16,658	$11,449	$15,680

Held to maturity purchased under AMLF:
Asset-backed commercial paper	$300	—	—	—

Held to maturity:
U.S. Treasury and federal agencies:
Direct obligations		$500
Mortgage-backed securities		70	$219	$424
Asset-backed securities	$607	3,325	472	6,467
Collateralized mortgage obligations	716	4,092	1,412	3,423
State and political subdivisions	81	196	4	3
Other investments	78	4	—	—

Total	$1,482	$8,187	$2,107	$10,317

The maturities of asset-backed securities, mortgage-backed securities and collateralized mortgage obligations are based upon expected principal payments.

The following table presents activity with respect to credit-related losses recognized in our consolidated statement of income associated with securities considered other-than-temporarily impaired:

(in millions)	Total
Balance at April 1, 2009	$—
Plus credit-related losses for which other-than-temporary impairment was not previously recognized	64
Less:
Losses realized for securities sold	(11)
Losses related to securities intended or required to be sold	(5)

Balance at June 30, 2009	$48

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 3.    Loans and Lease Financing

At June 30, 2009, we carried commercial real estate loans with a carrying value of approximately $583 million that were purchased from certain customers in 2008 pursuant to indemnified repurchase agreements. The loans, which are primarily collateralized by direct and indirect interests in commercial real estate, were recorded at their then-estimated fair value, based on management’s expectation with respect to collection of principal and interest using appropriate market discount rates as of the date of acquisition.

Although a portion of these loans are 90 days or more contractually past-due, we do not report them as past-due loans, because under applicable accounting standards, the interest earned on these loans is based on an accretable yield resulting from management’s expectation with respect to cash flows for each loan relative to both the timing and collection of principal and interest as of the reporting date, not contractual payment terms.

During the second quarter of 2009, we added structured asset-backed loans with an aggregate fair value of approximately $2.54 billion to our consolidated balance sheet in connection with the consolidation of the conduits. These loans, which represent undivided interests in securitized pools of underlying third-party receivables, are held for investment.

During the three and six months ended June 30, 2009, we recorded provisions for loan losses of approximately $14 million and $98 million, respectively, in our consolidated statement of income, to reflect management’s revised expectation of future principal and interest cash flows with respect to certain of the aforementioned commercial real estate loans. Management’s change in expectation resulted primarily from its assessment of the effect of the deteriorating economic conditions in the commercial real estate markets on certain of these loans during the first six months of 2009. The allowance for loan losses related to these loans was reduced by net charge-offs totaling approximately $8 million, all of which were recorded during the first quarter of 2009.

The allowance for loan losses was $108 million at June 30, 2009 and $18 million at December 31, 2008. During the six months ended June 30, 2009, activity in the allowance for loan losses was composed of the above-described provision of approximately $98 million, offset by net charge-offs of approximately $8 million. At June 30, 2009, approximately $66 million of the aforementioned commercial real estate loans were classified by management as non-performing, as the yield associated with certain of the loans, determined when the loans were acquired, was deemed to be unaccretable. This determination was based on management’s expectations with respect to the future collection of principal and interest on the loans.

Note 4.    Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill were as follows for the six months ended June 30, 2009:

(In millions)	Investment Servicing	Investment Management	Total
Balance at December 31, 2008	$4,521	$6	$4,527
Adjustment of goodwill previously recorded	(16)	—	(16)
Foreign currency translation	35	1	36

Balance at June 30, 2009	$4,540	$7	$4,547

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 4.    Goodwill and Other Intangible Assets (Continued)

The adjustment of goodwill previously recorded resulted from a reduction of goodwill associated with our acquisition of a portion of the Global Securities Services business of Deutsche Bank AG in 2003, and was recorded in connection with a refund of foreign income taxes received during the first six months of 2009 that were originally paid as part of the acquisition.

The gross carrying amount and accumulated amortization of other intangible assets were as follows as of June 30, 2009 and December 31, 2008:

	June 30, 2009			December 31, 2008
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$1,626	$(358)	$1,268	$1,573	$(277)	$1,296
Core deposits	500	(45)	455	500	(34)	466
Other	155	(88)	67	170	(81)	89

Total	$2,281	$(491)	$1,790	$2,243	$(392)	$1,851

Note 5.    Other Assets and Accrued Expenses and Other Liabilities

Other Assets

Other assets consisted of the following as of June 30, 2009 and December 31, 2008:

(In millions)	June 30, 2009	December 31, 2008
Unrealized gains on derivative financial instruments	$4,545	$11,943
Collateral deposits	1,183	2,709
Equity investments in joint ventures and other unconsolidated entities	422	412
Deferred tax assets	4,937	—
Other	3,285	1,946

Total	$14,372	$17,010

Accrued Expenses and Other Liabilities

In 2007, in connection with the Investors Financial acquisition, we recorded liabilities for exit and termination costs of approximately $67 million. These costs were composed of liabilities for severance associated with Investors Financial employees, abandonment of Investors Financial operating leases, and termination of service and other contracts executed by Investors Financial with third parties. These costs were recorded as part of the purchase price, and resulted in additional goodwill. The liability related to lease abandonments is expected to be reduced over the terms of the related leases, which as of June 30, 2009 is approximately eleven years.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 5.    Other Assets and Accrued Expenses and Other Liabilities (Continued)

The following table presents activity related to these liabilities for the first six months of 2009.

(In millions)	Severance	Lease Abandonments	Total
Balance at December 31, 2008	$6	$35	$41
Payments	(1)	—	(1)
Other adjustments	—	4	4

Balance at June 30, 2009	$5	$39	$44

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

The following table presents activity related to these liabilities for the first six months of 2009. During the six months ended June 30, 2009, approximately 1,520 employees were involuntarily terminated and left State Street.

(In millions)	Severance	Lease and Asset Write-Offs	Other	Total
Balance at December 31, 2008	$230	$17	$3	$250
Payments and adjustments	(171)	(5)	(2)	(178)

Balance at June 30, 2009	$59	$12	$1	$72

Note 6.    Short-Term Borrowings

Our short-term borrowings include securities sold under repurchase agreements; federal funds purchased; and other short-term borrowings, including non-recourse borrowings associated with the Federal Reserve’s AMLF; borrowings associated with our tax-exempt investment program, more fully discussed in note 9; commercial paper issued by us under our corporate commercial paper program, which is separate from the conduits; commercial paper issued by the conduits; and borrowings under the Federal Reserve’s term auction facility.

As more fully discussed in note 9, effective May 15, 2009, we elected to take action that resulted in the consolidation onto our balance sheet, for financial reporting purposes, of all of the assets and liabilities of the conduits. In connection with the consolidation, we added approximately $20.95 billion of aggregate conduit-issued commercial paper to our consolidated balance sheet.

During the first six months of 2009, we issued an aggregate of $169 million of commercial paper under our corporate commercial paper program with maturities ranging from April 2009 to September 2009. This senior debt is guaranteed by the Federal Deposit Insurance Corporation, or FDIC, under its Temporary Liquidity Guarantee Program, referred to as the TLGP. If we fail to make a timely payment of any principal or interest, the

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 6.    Short-Term Borrowings (Continued)

FDIC is obligated to make such payment following required notification. The FDIC’s guarantee will expire upon maturity of the commercial paper or on June 30, 2012 (for issuances through March 31, 2009) or on December 31, 2012 (for issuances on or after April 1, 2009).

Note 7.    Long-Term Debt

In May 2009, we issued $500 million of 4.30% fixed-rate senior unsecured notes that will mature on May 30, 2014, with interest payable semi-annually in arrears on May 30 and November 30 of each year, beginning on November 30, 2009. We cannot redeem the notes prior to maturity. We incurred costs of approximately $1.7 million in connection with the issuance, primarily composed of underwriting, legal and SEC registration fees. We completed the issuance primarily in connection with our intention to repurchase the U.S. Treasury’s equity investment received in October 2008 under the TARP Capital Purchase Program.

During the first three months of 2009, we issued an aggregate of $1.5 billion of 2.15% fixed-rate senior unsecured notes that mature on April 30, 2012, with interest payable semi-annually in arrears on April 30 and October 30 of each year, beginning on April 30, 2009. We have the option to redeem the notes before their maturity if we become obligated to pay certain additional amounts because of changes in the laws or regulations of any U.S. taxing authority. These senior notes are guaranteed by the FDIC under TLGP. If we fail to make a timely payment of any principal or interest, the FDIC is obligated to make such payment following required notification. The FDIC’s guarantee will expire upon their redemption or on April 30, 2012. We incurred costs of approximately $5 million in connection with the issuance, primarily composed of underwriting, legal and SEC registration fees. Upon issuance of the commercial paper described in note 6 and the aforementioned $1.5 billion of senior notes, we paid the FDIC approximately $47.5 million to utilize the guarantee. The aggregate of the FDIC guarantee fee and other issuance costs will be amortized as a reduction of net interest revenue in our consolidated statement of income over the term of the notes.

In March 2009, State Street Bank issued an aggregate of $2.45 billion of fixed- and floating-rate senior notes. $1 billion of 1.85% fixed-rate senior notes mature on March 15, 2011, and interest is payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2009. $1.45 billion of floating-rate senior notes mature on September 15, 2011, and interest is payable quarterly at the three-month LIBOR rate plus 20 basis points on March 15, June 15, September 15 and December 15 of each year, beginning on June 15, 2009. The interest on the floating-rate senior notes will reset quarterly on each interest payment date each year, beginning on June 15, 2009. State Street Bank has the option to redeem the notes before their maturity if it becomes obligated to pay additional interest because of changes in the laws or regulations of any U.S. taxing authority. These senior notes are guaranteed by the FDIC under the TLGP. If State Street Bank fails to make a timely payment of any principal or interest under the senior notes, the FDIC is obligated to make such payment following required notification. The FDIC’s guarantee will expire upon redemption of the notes or on the notes’ respective maturity. Upon issuance of the senior notes, State Street Bank paid the FDIC approximately $56 million to utilize the guarantee. State Street Bank incurred costs of approximately $5 million in connection with the issuance, primarily composed of underwriting and legal fees. The aggregate of the FDIC guarantee fee and other issuance costs will be amortized as a reduction of net interest revenue in our consolidated statement of income over the term of the notes.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 8.    Commitments and Contingencies

Off-Balance Sheet Commitments and Contingencies

In the normal course of business, we hold assets under custody and management in a custodial or fiduciary capacity. Management conducts regular reviews of its responsibilities in this regard and considers the results in preparing the consolidated financial statements. In the opinion of management, no contingent liabilities existed at June 30, 2009, that would have had a material adverse effect on State Street’s consolidated financial condition or results of operations.

On behalf of our customers, we lend their securities to brokers and other institutions. In most circumstances, we indemnify our customers for the fair market value of those securities against a failure of the borrower to return such securities. The aggregate fair value of indemnified securities on loan totaled $344.14 billion at June 30, 2009, and $324.59 billion at December 31, 2008. We require the borrowers to provide collateral in an amount equal to or in excess of 100% of the fair market value of the securities borrowed. Securities on loan are revalued daily to determine if additional collateral is necessary. Collateral received in connection with our securities lending services is held by us as agent and is not recorded in our consolidated statement of condition. We held, as agent, cash and securities with an aggregate fair value of approximately $354.80 billion and $333.07 billion as collateral for indemnified securities on loan at June 30, 2009 and December 31, 2008, respectively.

The collateral held by us as agent is invested on behalf of our customers. In certain cases, the collateral is invested in third-party repurchase agreements, for which we indemnify the customer against loss of the principal invested. We require the repurchase agreement counterparty to provide collateral in an amount equal to or in excess of 100% of the amount of the repurchase agreement. In our role as agent, the indemnified repurchase agreements and the related collateral are not recorded in our consolidated statement of condition. Of the collateral of $354.80 billion at June 30, 2009 and $333.07 billion at December 31, 2008 referenced above, $73.52 billion at June 30, 2009 and $68.37 billion at December 31, 2008 was invested in indemnified repurchase agreements. We held, as agent, $76.51 billion and $71.87 billion as collateral for indemnified investments in repurchase agreements at June 30, 2009 and December 31, 2008, respectively.

Legal Proceedings

Several customers have filed litigation claims against us, some of which are putative class actions purportedly on behalf of customers, including customers which invested in certain of State Street Global Advisors’, or SSgA’s, active fixed-income strategies. These claims related to investment losses in one or more of SSgA’s strategies that included sub-prime investments. In 2007, we established a reserve of approximately $625 million to address legal exposure associated with the under-performance of certain active fixed-income strategies managed by SSgA and customer concerns as to whether the execution of these strategies was consistent with the customers’ investment intent. These strategies were adversely impacted by exposure to, and the lack of liquidity in, sub-prime mortgage markets that resulted from the disruption in the global securities markets during the second half of 2007. After aggregate payments of $432 million, the reserve totaled approximately $193 million at June 30, 2009.

In June 2009, the Staff of the SEC provided State Street Bank with a “Wells” notice related to the SEC’s ongoing investigation into disclosures and management by SSgA of its active fixed-income strategies during

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 8.    Commitments and Contingencies (Continued)

2007 and prior periods. The SEC Staff has informed us that it is proceeding with an enforcement recommendation to the SEC Commissioners asking the SEC Commissioners to authorize a civil enforcement action against us alleging violations of antifraud provisions of the federal securities laws. We are in discussions with the SEC regarding this inquiry and with the Massachusetts Secretary of State, the Massachusetts Attorney General and other regulators regarding their related inquiries. If the SEC or other regulators were to pursue an enforcement action, they would likely seek monetary or other penalties or remedies. Depending upon the resolution of these governmental proceedings, the remainder of the reserve established in 2007 may not be sufficient to address ongoing litigation, as well as any such penalties or remedies.

In the ordinary course of business, we and our subsidiaries are involved in disputes, litigation and regulatory inquiries and investigations. The disruption in the financial markets since 2008 has resulted in an increase in the volume and frequency of such inquiries and investigations, including, for example, by the SEC and other regulatory authorities in connection with our cash collateral pools, as well as litigation, including, for example, claims from clients invested in funds managed by SSgA that used Lehman Brothers International (Europe) Ltd. as prime broker.

Due to the inherent difficulty of predicting the outcome of legal proceedings, we cannot predict the eventual outcome of any of the litigation or regulatory inquiries or investigations in which we are involved. In the opinion of management, after discussions with counsel and based upon the information currently available, we do not believe that the amount of any judgment or settlement arising from any such legal proceeding will have a material adverse effect on our consolidated financial condition, although it may have a material adverse effect on our consolidated results of operations for a given period. The outcome of any such proceedings could, however, have a material adverse effect on our businesses or future consolidated results of operations or financial condition.

Tax Contingencies

In the normal course of our business, we are subject to challenges from U.S. and non-U.S. income tax authorities regarding the amount of taxes due. These challenges may result in adjustments to the timing or amount of taxable income or deductions or the allocation of taxable income among tax jurisdictions.

The IRS has completed its review of our 2000—2003 income tax returns. During those years, we entered into leveraged leases known as sale-in, lease-out, or SILO, transactions, which the IRS has since classified as tax shelters. The IRS has disallowed tax losses resulting from these leases. During 2008, while we were engaged in settlement discussions with them, the IRS won a court victory in a SILO case involving other taxpayers. Shortly after that decision, the IRS suspended all SILO settlement discussions and issued a standard SILO settlement offer to most taxpayers that had entered into such transactions. After reviewing the settlement offer, we decided not to accept it but to continue to pursue our appeal rights within the IRS. We believe that we reported the tax effects of all SILO lease transactions properly based upon applicable statutes, regulations and case law in effect at the time we entered into them.

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

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 8.    Commitments and Contingencies (Continued)

While it is unclear whether we will be able to reach an acceptable resolution with the IRS, management believes we are sufficiently accrued as of June 30, 2009 for tax exposures, including exposures related to SILO transactions, and related interest expense. If management revises its evaluation of this tax position in a future period, the effect of the revision will be recorded in income tax expense in that period.

Other Contingencies

In the normal course of our business, we offer products that provide book value protection primarily to plan participants in stable value funds managed by non-affiliated investment managers of postretirement defined contribution benefit plans, particularly 401(k) plans. The book value protection is provided on portfolios of intermediate, investment grade fixed-income securities, and is intended to provide safety and stable growth of principal invested. The protection is intended to cover any shortfall in the event that a significant number of plan participants withdraw funds when book value exceeds market value and the liquidation of the assets is not sufficient to redeem the participants. To manage our exposure, we impose significant restrictions and constraints on the timing and cause of the withdrawals, the manner in which the portfolio is liquidated and the funds are accessed, and the investment parameters of the underlying portfolio. These constraints, combined with structural protections, are designed to provide adequate cushion and guard against payments even under extreme stress scenarios. As of June 30, 2009 and December 31, 2008, the notional amount of these guarantees totaled $54.18 billion and $54.83 billion, respectively. As of June 30, 2009, we have not made a payment under these guarantees, and management believes that the probability of payment under these guarantees is remote.

Note 9.    Securitizations and Variable Interest Entities

Tax-Exempt Investment Program

In the normal course of our business, we structure and sell certificated interests in pools of tax-exempt investment-grade assets, principally to our mutual fund customers. We structure these pools as partnership trusts, and the trusts are recorded in our consolidated statement of condition as investment securities available for sale and other short-term borrowings. We may also provide liquidity and re-marketing services to the trusts. As of June 30, 2009 and December 31, 2008, we carried investment securities available for sale, composed of securities related to state and political subdivisions, with a fair value of $3.07 billion and $3.05 billion, respectively, and other short-term borrowings of $2.79 billion and $2.86 billion, respectively, in our consolidated statement of condition in connection with these trusts.

We transfer assets to the trusts from our investment securities portfolio at adjusted book value, and the trusts finance the acquisition of these assets by selling certificated interests issued by the trusts to third-party investors and to State Street as residual holder. These transfers do not meet the de-recognition criteria of SFAS No. 140, Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and therefore are recorded in our consolidated financial statements. The trusts had a weighted-average life of approximately 8.3 years at June 30, 2009 and December 31, 2008. Under separate agreements, we provide standby bond purchase agreements to these trusts, which obligate State Street to acquire the certificated interests at par value in the event that the re-marketing agent is unable to place the certificated interests with investors. Our obligations as standby bond purchase agreement provider terminate in the event of the following credit events: payment default,

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 9.    Securitizations and Variable Interest Entities (Continued)

bankruptcy of the issuer or credit enhancement provider, the imposition of taxability, or the downgrade of an asset held by the trust below investment grade. Our commitments to the trusts under these standby bond purchase agreements totaled $2.93 billion at June 30, 2009, none of which were utilized at period-end. In the event that our obligations under these agreements are triggered, no material impact to our consolidated financial condition or results of operations is expected to occur, because the securities are already recorded at fair value in our consolidated statement of condition.

Asset-Backed Commercial Paper Program

In the normal course of our business, we sponsor and administer four multi-seller asset-backed commercial paper programs, or conduits. The conduits, which are structured as special purpose, bankruptcy-remote entities and meet the GAAP definition of variable interest entities, provide our institutional customers with short-term investment products. The conduits obtain funding through the issuance of commercial paper, and hold diversified investments, which are primarily securities purchased from the capital markets. The investments are collateralized by mortgages, student loans, automobile and equipment loans and credit card receivables, among other asset types. Our relationships with the conduits are contractual.

Effective May 15, 2009, we elected to take action that resulted in the consolidation, for financial reporting purposes, of all of the assets and liabilities of the aforementioned conduits onto our consolidated balance sheet as described in the following paragraph. The consolidation was completed following the voluntary redemption by us, as administrator of the conduits, of the conduits’ aggregate outstanding subordinated debt, or first-loss notes, of approximately $67 million. We consolidated the conduits only for accounting purposes and did not legally acquire all of their assets and liabilities. The conduits remain separate and distinct legal entities, and their commercial paper programs continue to operate substantially in accordance with past practice.

Pursuant to the provisions of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51, our redemption of the first-loss notes resulted in us being determined to be the primary beneficiary of the conduits, and required us to consolidate them. In accordance with the Interpretation’s provisions, we recorded the conduits’ aggregate assets and liabilities in our consolidated balance sheet at their estimated fair values on the date of consolidation, and recorded a pre-tax extraordinary loss of approximately $6.10 billion, or approximately $3.68 billion after-tax, in our consolidated statement of income. This loss was primarily related to the unrealized mark-to-market loss on the conduits’ assets, primarily mortgage- and asset-backed securities, which as of the date of consolidation had an aggregate book value of approximately $22.7 billion and an aggregate fair value of approximately $16.6 billion. We also added aggregate short-term borrowings of approximately $20.95 billion, composed of commercial paper issued by the conduits, to our consolidated balance sheet.

The difference between the aggregate fair value of the conduits’ investment securities and their par value on the date of consolidation created a discount. Based on a detailed security-by-security analysis, we believe that the vast majority of this discount is related to factors other than credit. To the extent that the projected cash flows of the securities exceed their consolidation date book values, the portion of the discount not related to credit will be accreted into net interest revenue over the securities’ remaining lives. Subsequent to the consolidation, we recorded accretion of approximately $112 million in net interest revenue for the second quarter of 2009 in our consolidated statement of income.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 9.    Securitizations and Variable Interest Entities (Continued)

Collateralized Debt Obligations

We manage a series of collateralized debt obligations, referred to as CDOs. A CDO is a managed investment vehicle which purchases a portfolio of diversified assets. A CDO funds purchases through the issuance of several tranches of debt and equity, the repayment and return of which are linked to the performance of the assets in the CDO. Typically, our involvement is as collateral manager. We may also invest in a small percentage of the debt issued. These entities typically meet the definition of a variable interest entity as defined by FIN 46(R). We are not the primary beneficiary of these CDOs, as defined by FIN 46(R), and do not record these CDOs in our consolidated financial statements. At both June 30, 2009 and December 31, 2008, total assets in these CDOs were $2.0 billion. We did not acquire or transfer any investment securities to a CDO during the six months ended June 30, 2009.

Note 10.    Shareholders’ Equity

Accumulated other comprehensive income included the following components as of the dates indicated:

(In millions)	June 30, 2009	December 31, 2008
Foreign currency translation	$257	$68
Unrealized loss on hedges of net investments in non-U.S. subsidiaries	(14)	(14)
Unrealized loss on available-for-sale securities	(3,669)	(5,205)
Unrealized loss on fair value hedges of available-for-sale securities	(119)	(242)
Losses from other-than-temporary impairment on available-for-sale securities related to factors other than credit	(46)	—
Losses from other-than-temporary impairment on held-to-maturity securities related to factors other than credit	(19)	—
Minimum pension liability	(200)	(229)
Unrealized loss on cash flow hedges	(18)	(28)

Total	$(3,828)	$(5,650)

The unrealized loss on available-for-sale securities as of June 30, 2009 and December 31, 2008 included $1.11 billion and $1.39 billion, respectively, of unrealized losses related to securities reclassified from securities available for sale to securities held to maturity.

For the six months ended June 30, 2009, we realized net pre-tax gains of $119 million from sales of available-for-sale securities. Unrealized pre-tax gains of $22 million were included in other comprehensive income at December 31, 2008, net of deferred taxes of $9 million, related to these sales.

For the six months ended June 30, 2008, we realized net pre-tax gains of $15 million from sales of available-for-sale securities. Unrealized pre-tax gains of $9 million were included in other comprehensive income at December 31, 2007, net of deferred taxes of $3 million, related to these sales.

Total comprehensive loss for the six months ended June 30, 2009 was $884 million, composed of $2,706 million of net loss net of $1,822 million of other comprehensive income, which represents the overall

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 10.    Shareholders’ Equity (Continued)

change in accumulated other comprehensive income presented in the above table. Total comprehensive loss for the six months ended June 30, 2008 was $63 million, composed of $1,078 million of net income net of $1,141 million of other comprehensive loss.

Total comprehensive income (loss) for the three months ended June 30, 2009 and 2008 was $(2,023) million and $490 million, respectively.

In May 2009, we completed a public offering of approximately 58.97 million shares of our common stock. The offering price was $39 per share, and aggregate proceeds from the offering, net of underwriting commissions and related offering costs, totaled approximately $2.23 billion. Underwriting commissions totaled approximately $69 million. We completed the offering pursuant to our current universal shelf registration statement filed with the SEC.

In June 2009, we repurchased the full amount of the U.S. Department of the Treasury’s $2 billion equity investment under the TARP Capital Purchase Program, by redeeming all of the outstanding shares of our Series B fixed-rate cumulative perpetual preferred stock at its aggregate liquidation amount plus accrued dividends, or approximately $2 billion. The excess of the aggregate liquidation amount over the $1.89 billion carrying value of the preferred stock, which totaled approximately $106 million, was recorded as a reduction of retained earnings, and thus affected earnings available to common shareholders for the three and six months ended June 30, 2009. The effect of the prepayment of the preferred stock discount on earnings available to common shareholders is more fully described in note 17.

In July 2009, we repurchased the warrant to purchase shares of our common stock originally issued to Treasury as part of its overall investment at its fair value of $60 million. While the repurchase of the warrant reduced shareholders’ equity, it will not affect our earnings available to common shareholders, because it was recorded as a reduction of surplus.

Note 11.    Fair Value

Fair Value Measurements:

We carry certain of our financial assets and liabilities at fair value in our consolidated financial statements on a recurring basis, including trading account assets, investment securities available for sale and various types of derivative instruments. Changes in the fair value of these financial assets and liabilities are recorded either as components of our consolidated statement of income or as components of other comprehensive income within shareholders’ equity in our consolidated statement of condition.

We estimate fair value for the above-described financial assets and liabilities in accordance with the provisions of SFAS No. 157, Fair Value Measurements, and the additional guidance provided by FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, the latter of which provisions we adopted effective April 1, 2009. Management believes that its valuation techniques and underlying assumptions used to measure fair value conform to the provisions of the standard. We have categorized the financial assets and liabilities that we carry at fair value in our consolidated statement of condition based upon the standard’s three-level valuation hierarchy. The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (level 1) and the lowest priority to valuation methods using significant unobservable inputs (level 3). If the inputs

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 11.    Fair Value (Continued)

used to measure a financial asset or liability cross different levels of the hierarchy, categorization is based on the lowest level input that is significant to the fair value measurement. Management’s assessment of the significance of a particular input to the overall fair value measurement of a financial asset or liability requires judgment, and considers factors specific to that asset or liability. The three levels are described below:

Level 1. Financial assets and liabilities with values based on unadjusted quoted prices for identical assets or liabilities in an active market. Examples of level 1 financial instruments include active exchange-traded equity securities and certain U.S. government securities. We categorized approximately $9.59 billion of our financial assets, substantially composed of U.S. government securities, and $4 million of our financial liabilities in level 1 at June 30, 2009.

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

Our level 2 financial assets predominately included various types of interest-rate and foreign exchange derivative instruments and fixed-income investment securities. We categorized approximately $40.89 billion of our financial assets, substantially composed of investment securities available for sale and derivative instruments, and approximately $6.76 billion of derivative instruments, in level 2 financial assets and liabilities, respectively, at June 30, 2009.

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

Note 11.    Fair Value (Continued)

•

The fair value of certain interest-rate caps with long-dated maturities, also carried in other assets and other liabilities, was measured using a matrix pricing approach. Observable market prices were not available for these derivatives, so extrapolation was necessary to value these instruments, since they had a strike and/or maturity outside of the matrix.

We categorized approximately $14.71 billion of our financial assets, substantially composed of investment securities available for sale, primarily securities collateralized by student and other loans, and $259 million of derivative instruments, in level 3 financial assets and liabilities, respectively, at June 30, 2009.

The following tables present information with respect to our financial assets and liabilities carried at fair value in our consolidated statement of condition on a recurring basis as of June 30, 2009 and December 31, 2008.

	Fair Value Measurements on a Recurring Basis as of June 30, 2009
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets	$47	$80			$127
Investment securities available for sale:
U.S. Treasury and federal agencies:
Direct obligations	9,545	1,216	$499		11,260
Mortgage-backed securities	—	6,929	2		6,931
Asset-backed securities	—	13,139	13,915		27,054
Collateralized mortgage obligations	—	1,782	3		1,785
State and political subdivisions	—	5,532	1		5,533
Other investments	—	5,701	44		5,745

Total investment securities available for sale	9,545	34,299	14,464		58,308
Other assets	—	6,511	246	$(2,212)	4,545

Total assets carried at fair value	$9,592	$40,890	$14,710	$(2,212)	$62,980

Liabilities:
Other liabilities	$4	$6,757	$259	$(2,212)	$4,808

Total liabilities carried at fair value	$4	$6,757	$259	$(2,212)	$4,808

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

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 11.    Fair Value (Continued)

The following tables present activity related to our financial assets and liabilities categorized in level 3 of the valuation hierarchy for the three and six months ended June 30, 2009 and 2008.

	Fair Value Measurements Using Significant Unobservable Inputs Three Months Ended June 30, 2009
		Total Realized and Unrealized Gains (Losses)		Purchases, Issuances and Settlements, Net	Transfers Into and/or Out of Level 3	Fair Value at June 30, 2009	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at June 30, 2009
(In millions)	Fair Value at March 31, 2009	Recorded in Revenue	Recorded in Other Comprehensive Income
Assets:
Investment securities available for sale:
U.S. Treasury and federal agencies:
Direct obligations				$499		$499
Mortgage-backed securities	$2					2
Asset-backed securities	9,808	$11	$501	407	$3,188	13,915
Collateralized mortgage obligations	3	—	—	—	—	3
State and political subdivisions	10	—	—	—	(9)	1
Other investments	128	—	(1)	(72)	(11)	44

Total investment securities available for sale:	9,951	11	500	834	3,168	14,464
Other assets	552	(231)	—	(75)	—	246	$(162)

Total assets	$10,503	$(220)	$500	$759	$3,168	$14,710	$(162)

	Fair Value Measurements Using Significant Unobservable Inputs Three Months Ended June 30, 2009
(In millions)	Fair Value at March 31, 2009	Total Realized and Unrealized (Gains) Losses		Purchases, Issuances and Settlements, Net	Transfers Into and/or Out of Level 3	Fair Value at June 30, 2009	Change in Unrealized (Gains) Losses Related to Financial Instruments Held at June 30, 2009
		Recorded in Revenue	Recorded in Other Comprehensive Income
Liabilities:
Other liabilities	$607	$(307)	—	$(41)	—	$259	$(244)

Total liabilities	$607	$(307)	—	$(41)	—	$259	$(244)

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 11.    Fair Value (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs Six Months Ended June 30, 2009
(In millions)	Fair Value at December 31, 2008	Total Realized and Unrealized Gains (Losses)		Purchases, Issuances and Settlements, Net	Transfers Into and/or Out of Level 3	Fair Value at June 30, 2009	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at June 30, 2009
		Recorded in Revenue	Recorded in Other Comprehensive Income
Assets:
Trading account assets	$366				$(366)	$—
Investment securities available for sale:
U.S. Treasury and federal agencies:
Direct obligations				$499		499
Mortgage-backed securities	2					2
Asset-backed securities	8,709	$27	$1,106	548	3,525	13,915
Collateralized mortgage obligations	4	—	—	(1)	—	3
State and political subdivisions	1	—	—	—	—	1
Other investments	171	—	(9)	(75)	(43)	44

Total investment securities available for sale:	8,887	27	1,097	971	3,482	14,464
Other assets	760	(361)	—	(153)	—	246	$(199)

Total assets	$10,013	$(334)	$1,097	$818	$3,116	$14,710	$(199)

	Fair Value Measurements Using Significant Unobservable Inputs Six Months Ended June 30, 2009
(In millions)	Fair Value at December 31, 2008	Total Realized and Unrealized (Gains) Losses		Purchases, Issuances and Settlements, Net	Transfers Into and/or Out of Level 3	Fair Value at June 30, 2009	Change in Unrealized (Gains) Losses Related to Financial Instruments Held at June 30, 2009
		Recorded in Revenue	Recorded in Other Comprehensive Income
Liabilities:
Other liabilities	$857	$(440)	—	$(158)	—	$259	$(261)

Total liabilities	$857	$(440)	—	$(158)	—	$259	$(261)

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

Note 11.    Fair Value (Continued)

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
Assets:
Trading account assets
Investment securities available for sale:
U.S. Treasury and federal agencies:
Mortgage-backed securities	$327				$(324)	$3
Asset-backed securities	5,721	$(2)	$(321)	$939	745	7,082	$(2)
Collateralized mortgage obligations	459	—	(1)	(1)	(444)	13
State and political subdivisions	—	1	—	7	10	18
Other investments	53	1	—	(9)	—	45

Total investment securities available for sale:	6,560	—	(322)	936	(13)	7,161	(2)
Other assets	374	35	—	21	—	430	—

Total assets	$6,934	$35	$(322)	$957	$(13)	$7,591	$(2)

	Fair Value Measurements Using Significant Unobservable Inputs Six Months Ended June 30, 2008
(In millions)	Fair Value at January 1, 2008	Total Realized and Unrealized (Gains) Losses		Purchases, Issuances and Settlements, Net	Transfers Into and/or Out of Level 3	Fair Value at June 30, 2008	Change in Unrealized (Gains) Losses Related to Financial Instruments Held at June 30, 2008
		Recorded in Revenue	Recorded in Other Comprehensive Income
Liabilities:
Other liabilities	$399	$49	$—	$29	$—	$477	$19

Total liabilities	$399	$49	$—	$29	$—	$477	$19

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 11.    Fair Value (Continued)

For our financial assets and liabilities categorized in level 3, total realized and unrealized gains and losses for the periods indicated were recorded in revenue as follows:

	Three Months Ended June 30, 2009		Three Months Ended June 30, 2008
(In millions)	Total Realized and Unrealized Gains (Losses) Recorded in Revenue	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at June 30, 2009	Total Realized and Unrealized Gains (Losses) Recorded in Revenue	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at June 30, 2008
Fee revenue:
Trading services	$1	$7	$(17)	$(2)
Processing fees and other	75	75	(11)	(10)

Total fee revenue	76	82	(28)	(12)
Net interest revenue	11	—	—	—

Total revenue	$87	$82	$(28)	$(12)

	Six Months Ended June 30, 2009		Six Months Ended June 30, 2008
(In millions)	Total Realized and Unrealized Gains (Losses) Recorded in Revenue	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at June 30, 2009	Total Realized and Unrealized Gains (Losses) Recorded in Revenue	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at June 30, 2008
Fee revenue:
Trading services	$33	$16	$5	$1
Processing fees and other	44	46	(19)	(20)

Total fee revenue	77	62	(14)	(19)
Net interest revenue	29	—	2	—
Gains (Losses) related to investment securities, net	—	—	(2)	(2)

Total revenue	$106	$62	$(14)	$(21)

The aggregate fair value of our financial assets categorized in level 3 as of June 30, 2009, increased significantly compared to December 31, 2008, primarily as a result of the consolidation of the conduits, as the fair value of the assets consolidated was measured using information obtained from third-party sources. Transfers of trading account assets out of level 3 during the six months ended June 30, 2009 related to corporate debt securities that were transferred to our available-for-sale portfolio.

Fair Values of Financial Instruments:

Fair value estimates for financial instruments, as defined by SFAS No. 107, Disclosures about Fair Value of Financial Instruments, are generally subjective in nature, and are made as of a specific point in time based on the

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 11.    Fair Value (Continued)

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

The short duration of our assets and liabilities results in a significant number of financial instruments for which fair value equals or closely approximates the value reported in our consolidated statement of condition. These financial instruments are reported in the following captions in our consolidated statement of condition: cash and due from banks; interest-bearing deposits with banks; securities purchased under resale agreements; accrued income receivable; deposits; securities sold under repurchase agreements; federal funds purchased; and short-term borrowings. In addition, due to the relatively short-term nature of the substantial majority of our net loans (excluding leases), the majority of which has short durations, we have determined that their fair value approximates their reported value. Loan commitments have no reported value because terms are at prevailing market rates.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 11.    Fair Value (Continued)

The reported fair values for financial instruments defined by SFAS No. 107, excluding the aforementioned short-term financial instruments and financial assets and liabilities carried at fair value on a recurring basis, were as follows as of June 30, 2009 and December 31, 2008:

(In millions)	Reported Value	Fair Value
June 30, 2009:
Financial Assets:
Investment securities:
Purchased under money market liquidity facility	$300	$300
Held to maturity	22,093	20,636
Net loans (excluding leases)	10,801	10,801

Financial Liabilities:
Long-term debt	8,980	8,395

December 31, 2008:
Financial Assets:
Investment securities:
Purchased under money market liquidity facility	$6,087	$6,101
Held to maturity	15,767	14,311
Net loans (excluding leases)	7,269	7,269

Financial Liabilities:
Long-term debt	4,419	3,510

Note 12.    Derivative Financial Instruments

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

We enter into master netting agreements with many of our derivative counterparties. Certain of these agreements contain credit-risk-related contingent features in which the counterparty has the option to declare State Street in default and accelerate cash settlement of our net derivative liabilities with the counterparty in the event our credit rating falls below specified levels. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of June 30, 2009 was approximately $332 million. If State Street’s credit rating was downgraded below levels specified in the agreements, the maximum amount of termination payments that could have been required pursuant to these contingent features as of June 30, 2009 was approximately $332 million. Accelerated settlement because of such events would not affect our consolidated results of operations and would not have a material effect on our consolidated financial condition or liquidity.

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

We have entered into interest-rate swap agreements to modify our interest revenue from certain available-for-sale securities from fixed-rate to floating-rate. The securities hedged have a weighted-average life of approximately 8.3 years. These securities are hedged with interest-rate swap contracts of similar maturity, repricing and fixed-rate coupons. The interest-rate swap contracts convert the interest revenue from a fixed rate to a floating rate indexed to LIBOR, thereby mitigating our exposure to fluctuations in the fair value of the securities attributable to changes in the benchmark interest rate.

We have entered into interest-rate swap agreements to modify our interest expense on a fixed-rate interest-bearing time deposit maturing in 2009. This deposit is hedged with an interest rate swap contract with similar

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 12.    Derivative Financial Instruments (Continued)

notional amount, maturity and fixed-rate coupon. The interest-rate swap contract converts the fixed-rate coupon to a floating rate indexed to LIBOR, thereby mitigating our exposure to fluctuations in the fair value of the time deposit stemming from changes in the benchmark interest rate.

We have entered into interest-rate swap agreements to modify our interest expense on two subordinated notes from a fixed rate to a floating rate. One subordinated note matures in 2010 and pays fixed interest at a 7.65% annual rate, while the other subordinated note matures in 2018 and pays fixed interest at a 5.25% annual rate. These notes are hedged with interest-rate swap contracts with similar notional amounts, maturities and fixed-rate coupons. The interest-rate swap contracts convert the fixed-rate coupons to a floating rate indexed to LIBOR, thereby mitigating our exposure to fluctuations in the fair value of the subordinated notes stemming from changes in the benchmark interest rate.

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

We have entered into an interest-rate swap contract to modify our interest payments on a subordinated note from a floating rate to a fixed rate. The subordinated note has a balance of $200 million maturing in 2015 and pays variable interest indexed to LIBOR. The note is hedged with an interest-rate swap contract with a similar notional amount and maturity. The interest-rate swap contract converts the variable rate coupon to a fixed rate of 5.35%, thereby mitigating our exposure to fluctuations in interest payments on the subordinated notes stemming from changes in the benchmark interest rate.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 12.    Derivative Financial Instruments (Continued)

The following table presents the aggregate contractual, or notional, amounts of derivative financial instruments held or issued for trading and asset and liability management activities as of the dates indicated:

(In millions)	June 30, 2009	December 31, 2008
Trading:
Interest-rate contracts:
Swap agreements	$277	$13,718
Options and caps purchased	172	1,058
Options and caps written	172	4,590
Futures	4,506	779
Options on futures purchased	—	1,444
Foreign exchange contracts:
Forward and spot	522,042	688,812
Options purchased	18,890	16,183
Options written	17,866	16,294
Credit derivative contracts:
Credit default swap agreements	170	145
Other derivative contracts:
Total-rate-of-return swaps	22	—
Equity swap agreements	30	—
Asset and liability management:
Interest-rate contracts:
Swap agreements	2,627	3,019

The aggregate notional values of interest-rate swap agreements designated as fair value or cash flow hedges and the related assets or liabilities being hedged were as follows:

	June 30, 2009			December 31, 2008
(In millions)	Fair Value Hedges	Cash Flow Hedges	Total	Fair Value Hedges	Cash Flow Hedges	Total
Available-for-sale investment securities	$1,768	$41	$1,809	$2,165	$36	$2,201
Interest-bearing time deposits	118	—	118	118	—	118
Long-term debt(1)	500	200	700	500	200	700

Total	$2,386	$241	$2,627	$2,783	$236	$3,019

(1)

As of June 30, 2009 and December 31, 2008, the fair value hedges of long-term debt increased the carrying value of long-term debt presented in the accompanying consolidated statement of condition by $44 million and $70 million, respectively.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 12.    Derivative Financial Instruments (Continued)

The contractual and weighted-average rates, which include the effects of hedges related to these financial instruments, were as follows for the periods indicated:

	Three Months Ended June 30,
	2009		2008
	Contractual Rates	Rate Including Impact of Hedges	Contractual Rates	Rate Including Impact of Hedges
Interest-bearing time deposits	1.01%	1.04%	2.85%	2.81%
Long-term debt	3.97	3.85	5.61	5.55

	Six Months Ended June 30,
	2009		2008
	Contractual Rates	Rate Including Impact of Hedges	Contractual Rates	Rate Including Impact of Hedges
Interest-bearing time deposits	1.13%	1.17%	3.60%	3.59%
Long-term debt	4.28	4.15	5.79	5.73

The following table summarizes the fair value of the derivative financial instruments, excluding the impact of master netting agreements, recorded in our consolidated statement of condition. The impact of master netting agreements is presented in note 11.

	Asset Derivatives		Liability Derivatives
	June 30, 2009		June 30, 2009
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives utilized in trading activities:
Interest-rate contracts	Other assets	$26	Other liabilities	$8
Foreign exchange contracts	Other assets	6,688	Other liabilities	6,753
Credit derivative contracts	Other assets	4	Other liabilities	1

Total		$6,718		$6,762

Derivatives designated as hedges:
Interest-rate contracts	Other assets	$39	Other liabilities	$236

Total		$39		$236

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 12.    Derivative Financial Instruments (Continued)

The following tables summarize the impact of our use of derivative financial instruments on our consolidated statement of income:

(In millions)	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
		Three Months Ended June 30, 2009
Derivatives utilized in trading activities:
Interest-rate contracts	Processing fees and other revenue	$1
Foreign exchange contracts	Trading services revenue	189
Other derivative contracts	Trading services revenue	(2)

Total		$188

(In millions)	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
		Six Months Ended June 30, 2009
Derivatives utilized in trading activities:
Interest-rate contracts	Processing fees and other revenue	$(76)
Foreign exchange contracts	Trading services revenue	380
Other derivative contracts	Trading services revenue	(2)

Total		$302

(In millions)	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income	Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
		Three Months Ended June 30, 2009			Three Months Ended June 30, 2009
Derivatives designated as fair value hedges:
Interest-rate contracts	Net interest revenue	$(25)	Long-term debt	Net interest revenue	$25
Interest-rate contracts	Net interest revenue	1	Deposits	Net interest revenue	(1)
Interest-rate contracts	Processing fees and other revenue	117	Available for sale securities	Processing fees and other revenue	(134)

Total		$93			$(110)

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 12.    Derivative Financial Instruments (Continued)

(In millions)	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income	Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
		Six Months Ended June 30, 2009			Six Months Ended June 30, 2009
Derivatives designated as fair value hedges:

Interest-rate contracts	Net interest revenue	$(23)	Long-term debt	Net interest revenue	$23

Interest-rate contracts	Net interest revenue	2	Deposits	Net interest revenue	(2)

Interest-rate contracts	Processing fees and other revenue	192	Available for sale securities	Processing fees and other revenue	(212)

Total		$171			$(191)

Differences between the gains (losses) on the derivative and the gains (losses) on the hedged item represent hedge ineffectiveness.

	Amount of Gain (Loss) on Derivative Recognized in Other Comprehensive Income	Location of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income	Amount of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income	Location of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
(In millions)	Three Months Ended June 30, 2009		Three Months Ended June 30, 2009		Three Months Ended June 30, 2009
Derivatives designated as cash flow hedges:
Interest-rate contracts	$11	Net interest revenue	—	Net interest revenue	—

Total	$11		—		—

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 12.    Derivative Financial Instruments (Continued)

	Amount of Gain (Loss) on Derivative Recognized in Other Comprehensive Income	Location of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income	Amount of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income	Location of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
(In millions)	Six Months Ended June 30, 2009		Six Months Ended June 30, 2009		Six Months Ended June 30, 2009
Derivatives designated as cash flow hedges:
Interest-rate contracts	$15	Net interest revenue	—	Net interest revenue	—

Total	$15		—		—

Note 13.    Net Interest Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2009	2008	2009	2008
Interest revenue:
Deposits with banks	$31	$212	$84	$391
Investment securities:
U.S. Treasury and federal agencies	223	242	434	518
State and political subdivisions	58	62	116	120
Other investments	374	426	685	928
Securities purchased under resale agreements and federal funds sold	6	99	14	242
Loans and leases	60	80	103	197
Trading account assets	2	16	19	29
Interest revenue associated with AMLF	1	—	25	—
Other interest-earning assets	18	—	31	—

Total interest revenue	773	1,137	1,511	2,425
Interest expense:
Deposits	54	328	119	792
Short-term borrowings	55	95	87	234
Long-term debt	83	57	143	117
Interest expense associated with AMLF	1	—	18	—

Total interest expense	193	480	367	1,143

Net interest revenue	$580	$657	$1,144	$1,282

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 14.    Employee Benefits

The components of net periodic benefit cost were as follows for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
(In millions)	2009	2008	2009	2008	2009	2008	2009	2008
Service cost	$4	$6	$1	$1	$8	$11	$2	$2
Interest cost	14	14	2	1	28	29	4	2
Expected return on plan assets	(14)	(15)	—	—	(28)	(30)	—	—
Amortization of net loss	2	3	—	—	4	6	—	—
Settlement loss recognized	1	—	—	—	1	—	—	—

Net periodic benefit cost	$7	$8	$3	$2	$13	$16	$6	$4

We made aggregate contributions of approximately $33 million to the tax-qualified U.S. and non-U.S. defined benefit pension plan, supplemental employee retirement and post-retirement plans during the first six months of 2009.

Note 15.    Other Expenses

Other expenses consisted of the following for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2009	2008	2009	2008
Regulator fees and assessments	$40	$4	$52	$6
Other	75	155	137	297

Total other operating expenses	$115	$159	$189	$303

Note 16.    Income Taxes

We recorded income tax expense of $242 million for the three months ended June 30, 2009, compared to $283 million for the three months ended June 30, 2008. Income tax expense for the six months ended June 30, 2009 was $380 million compared to $556 million for the six months ended June 30, 2008. The effective tax rate for the first half of 2009 was 28%, down from 34% for the first half of 2008. Consistent with our business strategy, our intent to reinvest the earnings in certain of our non-U.S. subsidiaries allowed us to reduce taxes accrued with respect to 2009 earnings, as well as certain taxes accrued in prior periods.

We are presently under audit by a number of tax authorities. Unrecognized tax benefits were $345 million at June 30, 2009. It is reasonably possible that unrecognized tax benefits could change significantly over the next 12 months. We do not expect that any change would have a material adverse effect on our effective tax rate.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 17.    Earnings Per Share

The following table presents the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2009	2008	2009	2008
Net income before extraordinary loss	$502	$548	$978	$1,078
Less:
Prepayment of preferred stock discount	(106)	—	(106)
Preferred stock dividends	(21)	—	(46)	—
Accretion of preferred stock discount	(5)	—	(11)

Net income before extraordinary loss available to common shareholders	370	548	815	1,078
Payments for cash dividends(1)	(5)	(93)	(112)	(182)

Undistributed earnings	$365	$455	$703	$896

Average shares outstanding (in thousands):
Basic average shares	462,399	402,482	447,370	395,212
Adjusted participating securities, net of estimated forfeitures	797	682	717	690

Adjusted basic average shares	463,196	403,164	448,087	395,902

Basic average shares	462,399	402,482	447,370	395,212
Effect of dilutive securities:
Stock options and stock awards	3,415	4,475	3,113	4,457
Equity-related financial instruments	—	7	—	15

Diluted average shares	465,814	406,964	450,483	339,684

Anti-dilutive securities(2)	10,353	921	13,889	921

Earnings per Share:
Basic:
Distributed	$.01	$.23	$.25	$.46
Undistributed(3)	.79	1.13	1.57	2.26

Basic	$.80	$1.36	$1.82	$2.72

Diluted	$.79	$1.35	$1.81	$2.70

(1)	Represents payments during the period to common shareholders and to unvested restricted and deferred director stock awards, which awards are net of estimated forfeitures.
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

Note 18.    Line of Business Information

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

The following is a summary of our line of business results. The amounts in the “Divestitures” columns for 2008 represent the operating results of our joint venture interest in CitiStreet prior to its sale in July 2008. The amounts presented in the “Other” columns for 2009 represent the provision for loan losses associated with commercial real estate loans purchased in 2008 and the merger and integration costs recorded in connection with our July 2007 acquisition of Investors Financial, and for the six months ended June 30, 2009, net interest revenue earned in connection with our participation in the Federal Reserve Bank of Boston’s AMLF. The 2008 amount represents the merger and acquisition costs recorded in connection with the acquisition of Investors Financial. The amounts in the “Divestitures” and “Other” columns were not allocated to State Street’s business lines.

	For the Quarters Ended June 30,
	Investment Servicing		Investment Management		Divestitures		Other		Total
(Dollars in millions, except where otherwise noted)	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008
Fee revenue:
Servicing fees	$795	$977							$795	$977
Management fees	—	—	$193	$280					193	280
Trading services	310	320	—	—					310	320
Securities finance	133	259	68	93					201	352
Processing fees and other	(10)	55	27	28		$(6)			17	77

Total fee revenue	1,228	1,611	288	401		(6)			1,516	2,006
Net interest revenue	562	624	18	31		2			580	657
Gains (Losses) related to investment securities, net	26	9	—	—		—			26	9

Total revenue	1,816	2,244	306	432		(4)			2,122	2,672

Provision for loan losses	—	—	—	—		—	$14		14	—
Expenses from operations	1,152	1,493	200	315		1	—		1,352	1,809
Merger and integration costs	—	—	—	—		—	12	$32	12	32

Total expenses	1,152	1,493	200	315		1	12	32	1,364	1,841

Income (loss) before income taxes and extraordinary loss	$664	$751	$106	$117		$(5)	$(26)	$(32)	$744	$831

Pre-tax margin	37%	33%	35%	27%
Average assets (in billions)	$147.9	$140.1	$3.5	$3.3		$0.5			$151.4	$143.9

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 18.    Line of Business Information (Continued)

	For the Six Months Ended June 30,
	Investment Servicing		Investment Management		Divestitures		Other		Total
(Dollars in millions, except where otherwise noted)	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008
Fee revenue:
Servicing fees	$1,561	$1,937							$1,561	$1,937
Management fees	—	—	$374	$558					374	558
Trading services	555	686	—	—					555	686
Securities finance	258	487	124	168					382	655
Processing fees and other	23	87	43	52		$(8)			66	131

Total fee revenue	2,397	3,197	541	778		(8)			2,938	3,967
Net interest revenue	1,103	1,214	34	62		6	$7		1,144	1,282
Gains (Losses) related to investment securities, net	42	—	—	—		—	—		42	—

Total revenue	3,542	4,411	575	840		(2)	7		4,124	5,249

Provision for loan losses	—	—	—	—		—	98		98	—
Expenses from operations	2,291	2,930	348	624		3	—		2,639	3,557
Merger and integration costs	—	—	—	—		—	29	$58	29	58

Total expenses	2,291	2,930	348	624		3	29	58	2,668	3,615

Income (loss) before income taxes and extraordinary loss	$1,251	$1,481	$227	$216		$(5)	$(120)	$(58)	$1,358	$1,634

Pre-tax margin	35%	34%	39%	26%
Average assets (in billions)	$144.6	$139.3	$3.2	$3.3		$0.5			$147.8	$143.1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors

State Street Corporation

We have reviewed the consolidated statement of condition of State Street Corporation as of June 30, 2009, and the related consolidated statements of income for the three- and six-month periods ended June 30, 2009 and 2008, and the consolidated statements of changes in shareholders’ equity and cash flows for the six-month periods ended June 30, 2009 and 2008. These financial statements are the responsibility of the Corporation’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of condition of State Street Corporation as of December 31, 2008, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the year then ended, not presented herein, and in our report dated February 26, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of condition as of December 31, 2008, is fairly stated, in all material respects, in relation to the consolidated statement of condition from which it has been derived.

Boston, Massachusetts

August 7, 2009

FORM 10-Q PART I CROSS-REFERENCE INDEX

The information required by the items presented below is incorporated herein by reference from the “Financial Information” section of this Form 10-Q.

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statement of Income (Unaudited) for the three and six months ended June 30, 2009 and 2008	42

	Consolidated Statement of Condition as of June 30, 2009 (Unaudited) and December 31, 2008	43

	Consolidated Statement of Changes in Shareholders’ Equity (Unaudited) for the six months ended June 30, 2009 and 2008	44

	Consolidated Statement of Cash Flows (Unaudited) for the six months ended June 30, 2009 and 2008	45

	Condensed Notes to Consolidated Financial Statements (Unaudited)	46

	Report of Independent Registered Public Accounting Firm	89

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	2

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4.	Controls and Procedures	41

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In 2007, we established a reserve of approximately $625 million to address legal exposures associated with SSgA’s active fixed-income strategies, including litigation claims filed against us by customers, of which $193 million remained at June 30, 2009. Additional information concerning this reserve is set forth in Note 8 of the Notes to Consolidated Financial Statements included under Item 1 of Part 1 of this Form 10-Q.

On June 25, 2009, the Staff of the SEC provided State Street Bank with a “Wells” notice related to the SEC’s ongoing investigation into disclosures and management by SSgA of its active fixed-income strategies during 2007 and prior periods. The SEC Staff has informed us that it is proceeding with an enforcement recommendation to the SEC Commissioners asking the SEC Commissioners to authorize a civil enforcement action against us alleging violations of antifraud provisions of the federal securities laws. We are in discussions with the SEC regarding this inquiry and with the Massachusetts Secretary of State, the Massachusetts Attorney General and other regulators regarding their related inquiries. If the SEC or other regulators were to pursue an enforcement action, they would likely seek monetary or other penalties or remedies. Depending upon the resolution of these governmental proceedings, the remainder of the reserve established in 2007 may not be sufficient to address ongoing litigation, as well as any such penalties or remedies.

In the ordinary course of business, we and our subsidiaries are involved in disputes, litigation and regulatory inquiries and investigations. The disruption in the financial markets since 2008 has resulted in an increase in the volume and frequency of such inquiries and investigations, including, for example, by the SEC and other regulatory authorities in connection with our cash collateral pools, as well as litigation, including, for example, claims from clients invested in funds managed by SSgA that used Lehman Brothers International (Europe) Ltd. as prime broker. In addition, we are evaluating claims against, and the potential for counterclaims from, the bankruptcy estates of the various affiliates of Lehman Brothers, Inc. Claims and potential counterclaims involving the bankruptcy estates may not be resolved for some time and could impact our consolidated results of operations in future periods. Refer to “Risk Factors” included in our Current Report on Form 8-K filed with the SEC on May 18, 2009.

Due to the inherent difficulty of predicting the outcome of legal proceedings, we cannot predict the eventual outcome of any of the litigation or regulatory inquiries or investigations in which we are involved. In the opinion of management, after discussions with counsel and based upon the information currently available, we do not believe that the amount of any judgment or settlement arising from any such legal proceeding will have a material adverse effect on our consolidated financial condition, although it may have a material adverse effect on our consolidated results of operations for a given period. The outcome of any such proceedings could, however, have a material adverse effect on our businesses or future consolidated results of operations or financial condition.

ITEM 1A.	RISK FACTORS

A discussion of risk factors applicable to State Street is provided in our Current Report on Form 8-K dated May 18, 2009, which we previously filed with the SEC.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our annual meeting of shareholders held on May 20, 2009, the following nominees for director were elected:

	Number of Shares
	For	Withheld
Kennett F. Burnes	369,864,890	4,062,101
Peter Coym	371,022,683	2,904,308
Patrick de Saint-Aignan	370,851,832	3,075,159
Amelia C. Fawcett	370,470,896	3,456,095
David P. Gruber	368,087,372	5,839,619
Linda A. Hill	363,717,431	10,209,560
Robert S. Kaplan	370,831,246	3,095,745
Charles R. LaMantia	368,687,121	5,239,870
Ronald E. Logue	363,081,248	10,845,743
Richard P. Sergel	363,822,797	10,104,194
Ronald L. Skates	370,444,342	3,482,649
Gregory L. Summe	369,490,194	4,436,797
Robert E. Weissman	362,047,104	11,879,887

In addition, the following actions were voted upon at the meeting:

	Number of Shares
	For	Against	Abstain	Broker Non-Votes
Proposal to amend the articles of organization and by-laws changing the shareholder quorum and voting requirements, including the adoption of a majority vote standard for uncontested elections of directors	332,103,515	1,856,273	417,648	39,550,251
Proposal to approve the amended and restated 2006 Equity Incentive Plan	283,821,177	49,980,639	573,569	39,552,302
Proposal to approve a non-binding advisory proposal on executive compensation	324,132,278	48,953,578	859,832	—
Ratification of the selection of Ernst & Young LLP as State Street’s independent registered public accounting firm for the year ended December 31, 2009	365,449,798	7,848,416	629,473	—
Shareholder proposal relating to restrictions in services performed by State Street’s independent registered public accounting firm	10,524,452	322,691,679	1,161,304	39,550,252

ITEM 6.	EXHIBITS

The exhibits listed in the Exhibit Index on page 94 of this Form 10-Q are filed herewith or are incorporated herein by reference to other SEC filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STATE STREET CORPORATION (Registrant)

Date: August 7, 2009	By:	/s/ EDWARD J. RESCH
Edward J. Resch
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 7, 2009	By:	/s/ JAMES J. MALERBA
James J. Malerba
Executive Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

(filed herewith)

3.1	Restated Articles of Organization, as amended

3.3	Bylaws, as amended

10	Amended and Restated 2006 Equity Incentive Plan

12	Ratios of earnings to fixed charges

15	Letter regarding unaudited interim financial information

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Label Linkbase Document.*

101.PRE	XBRL Taxonomy Presentation Linkbase Document.*

*	submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the three and six months ended June 30, 2009 and 2008, (ii) Consolidated Statement of Condition as of June 30, 2009 and December 31, 2008, (iii) Consolidated Statement of Changes in Shareholders’ Equity for the six months ended June 30, 2009 and 2008, (iv) Consolidated Statement of Cash Flows for the six months ended June 30, 2009 and 2008, and (v) Condensed Notes to Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.