Form 10-Q
period 2009-09-30
STATE STREET Corp
filed 2009-11-06
CIK 93751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

The number of shares of State Street’s common stock outstanding on October 30, 2009 was 494,665,224

STATE STREET CORPORATION

Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2009

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

GENERAL

State Street Corporation is a financial holding company headquartered in Boston, Massachusetts. Through its subsidiaries, including its principal banking subsidiary, State Street Bank and Trust Company, which we refer to as State Street Bank, State Street Corporation provides a full range of products and services to meet the needs of institutional investors worldwide. Unless otherwise indicated or unless the context requires otherwise, all references in this Management’s Discussion and Analysis to “State Street,” “we,” “us,” “our” or similar terms mean State Street Corporation and its subsidiaries on a consolidated basis. All references in this Form 10-Q to the parent company are to State Street Corporation. At September 30, 2009, we had consolidated total assets of $163.28 billion, consolidated total deposits of $91.77 billion, consolidated total shareholders’ equity of $13.44 billion and employed 27,130.

Our customers include mutual funds, collective investment funds and other investment pools, corporate and public retirement plans, insurance companies, foundations, endowments and investment managers. Our two lines of business, Investment Servicing and Investment Management, provide products and services including custody, recordkeeping, daily pricing and administration, shareholder services, foreign exchange, brokerage and other trading services, securities finance, deposit and short-term investment facilities, loan and lease financing, investment manager and hedge fund manager operations outsourcing, performance, risk and compliance analytics, investment research and investment management, including passive and active U.S. and non-U.S. equity and fixed-income strategies. We had $17.94 trillion of assets under custody and administration (including $13.26 trillion of assets under custody) and $1.74 trillion of assets under management at September 30, 2009. Information about these assets, and financial information about our business lines, is provided in the “Consolidated Results of Operations—Total Revenue” and “Line of Business Information” sections of this Management’s Discussion and Analysis.

This Management’s Discussion and Analysis is part of our Quarterly Report on Form 10-Q for the third quarter of 2009 which we filed with the SEC, and updates the Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2008, which we refer to as the 2008 Form 10-K, and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009. We previously filed these reports with the SEC. You should read the financial information in this Management’s Discussion and Analysis and elsewhere in this Form 10-Q in conjunction with the financial information contained in those reports. Certain previously reported amounts have been reclassified to conform to current period classifications as presented in this Form 10-Q.

We prepare our consolidated financial statements in accordance with United States generally accepted accounting principles, which we refer to as GAAP, and which require management to make judgments in the application of its accounting policies that involve significant estimates and assumptions about the effect of matters that are inherently uncertain. Accounting policies considered by management to be relatively more significant in this respect are accounting for the fair value of financial instruments, special purpose entities, and goodwill and other intangible assets. Additional information about these accounting policies is included in the “Significant Accounting Estimates” section of Management’s Discussion and Analysis in our 2008 Form 10-K. Although no significant changes were made to these accounting policies during the first nine months of 2009, we have provided updated information with respect to our accounting for the fair value of financial instruments in the “Fair Value Measurements” section of this Management’s Discussion and Analysis.

Certain financial information provided in this Management’s Discussion and Analysis has been prepared on both a GAAP basis and a non-GAAP basis, the latter of which we refer to as “operating” basis. Management measures and compares certain financial information on an operating basis, as it believes this presentation supports meaningful comparisons from period to period and the analysis of comparable financial trends with respect to State Street’s normal ongoing business operations.

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q, particularly this Management’s Discussion and Analysis, contains statements that are considered “forward-looking” within the meaning of U.S. securities laws, including statements about industry trends, management’s future expectations and other matters that do not relate strictly to historical facts, are based on assumptions by management, and are often identified by such forward-looking terminology as “expect,” “look,” “believe,” “anticipate,” “estimate,” “seek,” “may,” “will,” “trend,” “target” and “goal,” or similar terms or variations of such terms. Forward-looking statements may include, among other things, statements about State Street’s confidence in its strategies and its expectations about its financial performance, market growth, acquisitions and divestitures, new technologies, services and opportunities, the outcome of legal proceedings and its earnings.

Forward-looking statements are subject to various risks and uncertainties, which change over time, are based on management’s expectations and assumptions at the time the statements are made, and are not guarantees of future results. Management’s expectations and assumptions, and the continued validity of the forward-looking statements, are subject to change due to a broad range of factors affecting the national and global economies, the equity, debt, currency and other financial markets, as well as factors specific to State Street and its subsidiaries. Factors that could cause changes in the expectations or assumptions on which forward-looking statements are based include, but are not limited to:

•

financial market disruptions and the economic recession, whether in the U.S. or internationally, and monetary and other governmental actions designed to address such disruptions and recession, including actions taken in the U.S. and internationally to address the financial and economic disruptions that began in 2007;

•

increases in the potential volatility of, or declines in the levels of, our net interest revenue, changes in the composition of the assets on our consolidated balance sheet and the possibility that we may be required to change the manner in which we fund those assets;

•	the financial strength and continuing viability of the counterparties with which we or our customers do business and to which we have investment, credit or financial exposure;

•	the liquidity of the U.S. and international securities markets, particularly the markets for fixed-income securities, and the liquidity requirements of our customers;

•

the credit quality, credit agency ratings, and fair values of the securities in our investment securities portfolio, a deterioration or downgrade of which could lead to other-than-temporary impairment of the respective securities and the income statement recognition of an impairment loss;

•	the maintenance of credit agency ratings for our debt and depository obligations as well as the level of credibility of credit agency ratings;

•	the possibility of our customers incurring substantial losses in investment pools where we act as agent, and the possibility of further general reductions in the valuation of assets;

•	our ability to attract deposits and other low-cost, short-term funding;

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

•	the enactment of legislation and changes in regulation and enforcement that impact us and our customers;

•	adverse publicity or other reputational harm;

•	our ability to pursue acquisitions, strategic alliances and divestures, finance future business acquisitions and obtain regulatory approvals and consents for acquisitions;

•	the performance and demand for the products and services we offer, including the level and timing of withdrawals from our collective investment products;

•	our ability to grow revenue, attract and retain highly skilled people, control expenses and attract the capital necessary to achieve our business goals and comply with regulatory requirements;

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

Therefore, actual outcomes and results may differ materially from what is expressed in our forward-looking statements and from our historical financial results due to the factors discussed in this Management’s Discussion and Analysis and elsewhere in this Form 10-Q or disclosed in our other SEC filings. Forward-looking statements should not be relied upon as representing our expectations or beliefs as of any time subsequent to the time this Form 10-Q is filed with the SEC. State Street undertakes no obligation to revise the forward-looking statements contained in this Form 10-Q to reflect events after the time it is filed with the SEC. The factors discussed above are not intended to be a complete summary of all risks and uncertainties that may affect our businesses. We cannot anticipate all potential economic, operational and financial developments that may adversely affect our operations and our financial results.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Forward-looking statements should not be viewed as predictions, and should not be the primary basis upon which investors evaluate State Street. Any investor in State Street should consider all risks and uncertainties disclosed in our SEC filings, including our filings under the Securities Exchange Act of 1934, in particular our reports on Form 10-K, Form 10-Q and Form 8-K, including the risk factors disclosure provided in our Current Report on Form 8-K filed on May 18, 2009, or registration statements filed under the Securities Act of 1933, all of which are accessible on the SEC’s website at www.sec.gov or on our website at www.statestreet.com.

OVERVIEW OF FINANCIAL RESULTS

	Quarters Ended September 30,			Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2009	2008	% Change	2009	2008	% Change
Total fee revenue	$1,471	$1,899	(23)%	$4,409	$5,866	(25)%
Net interest revenue	723	525	38	1,867	1,807	3
Gains (Losses) related to investment securities, net	42	(3)		84	(3)
Gain on sale of CitiStreet, net of exit and other associated costs	—	350		—	350

Total revenue	2,236	2,771	(19)	6,360	8,020	(21)
Provision for loan losses	16	—		114	—
Expenses:
Expenses from operations	1,472	1,895	(22)	4,111	5,452	(25)
Provision for legal exposure	250	—		250	—
Merger and integration costs	11	30	(63)	40	88	(55)

Total expenses	1,733	1,925	(10)	4,401	5,540	(21)

Income before income tax expense and extraordinary loss	487	846	(42)	1,845	2,480	(26)
Income tax expense	160	369		540	925

Income before extraordinary loss	327	477	(31)	1,305	1,555	(16)
Extraordinary loss, net of taxes	—	—		(3,684)	—

Net income (loss)	$327	$477		$(2,379)	$1,555

Adjustments to net income (loss)(1)	—	—		(163)	—

Net income before extraordinary loss available to common shareholders	$327	$477	(31)	$1,142	$1,555	(27)

Net income (loss) available to common shareholders	$327	$477		$(2,542)	$1,555

Earnings per common share before extraordinary loss:
Basic	$.66	$1.11		$2.48	$3.82
Diluted	.66	1.09		2.45	3.78
Earnings (loss) per common share:
Basic	$.66	$1.11		$(5.47)	$3.82
Diluted	.66	1.09		(5.45)	3.78
Average common shares outstanding (in thousands):
Basic	493,453	430,872		462,900	407,186
Diluted	498,290	435,030		466,234	411,204
Cash dividends declared	.01	.24		.03	.71
Return on common shareholders’ equity(2)	10.2%	13.6%		12.8%	16.8%

(1)	Adjustments are described in note 17 to the consolidated financial statements included in this Form 10-Q.
(2)

For the nine months ended September 30, 2009, return on common shareholders’ equity was determined by dividing annualized net income before extraordinary loss available to common shareholders by average common shareholders’ equity for the period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Recent Developments

In 2007, we established a reserve to address legal exposure associated with certain active fixed-income strategies and customer concerns as to whether the execution of these strategies was consistent with the customers’ investment intent. On June 25, 2009, the Staff of the SEC provided State Street Bank with a “Wells” notice related to the SEC’s ongoing investigation into disclosures and management by SSgA of these active fixed-income strategies during 2007 and prior periods. While the Wells notice relates to the same events from 2007, the reserve as initially established did not contemplate any governmental proceedings with respect to such matters. Since the receipt of the Wells notice, we have been in discussions with the SEC and other governmental authorities regarding a potential settlement of this matter, which discussions have accelerated since the end of the third quarter of 2009.

Based on our discussions with the SEC and other regulatory authorities to date, we have determined that it is appropriate to increase, as of September 30, 2009, our previously established reserve by $250 million to take into account such a potential settlement with these governmental authorities and the other ongoing litigation related to the active fixed-income strategies. Consequently, we have adjusted our reported financial results for the third quarter of 2009, to reflect a provision for legal exposure of $250 million, or $0.38 per share, from net income of $516 million, or $1.04 per share, to net income of $327 million, or $0.66 per share. After adjustment for the provision, the reserve totaled approximately $443 million at September 30, 2009.

While we have determined that it is appropriate to increase our reserve for the active fixed-income matter, we have not entered into a settlement agreement with the SEC or any other regulator at this time, and there can be no assurance that we will do so in the future. In addition, we recently entered into a settlement of the purported class action with respect to ERISA participants in the active fixed-income strategies. The proposed settlement, which totals $89.75 million, is subject to court approval, and as such has not been deducted from the aforementioned reserve as of September 30, 2009.

Additional information with respect to the Wells notice and the reserve is provided in note 8 to the consolidated financial statements included in this Form 10-Q.

Financial Highlights

For the third quarter of 2009, we recorded net income of $327 million, or $0.66 per diluted common share, compared to $477 million, or $1.09 per diluted share, for the third quarter of 2008. Return on common shareholders’ equity was 10.2% compared to 13.6% for the third quarter of 2008. The results for the third quarter of 2009 reflected the aforementioned additional provision for legal exposure of $250 million, or $0.38 per share.

Total revenue for the third quarter of 2009 decreased 19% compared to the third quarter of 2008, with total fee revenue down 23%. Generally, all fee revenue types were down compared to the prior-year quarter, reflecting the impact of the global financial markets decline. Servicing fee and management fee revenue were down 14% and 16%, respectively, compared to generally similar declines in equity market valuations over the same period as measured by the published indices presented in the “INDEX” table in this Management’s Discussion and Analysis on page 9. Trading services revenue decreased primarily as a result of lower foreign exchange volatility and trading volumes, partly offset by an increase in brokerage fees. Securities finance revenue decreased primarily as a result of compressed rate spreads and lower lending volumes.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Net interest revenue increased 38% for the third quarter of 2009 compared to the prior-year third quarter, or 37% on a fully taxable-equivalent basis ($754 million compared to $550 million, reflecting tax-equivalent adjustments of $31 million and $25 million, respectively), with a related increase in net interest margin of 64 basis points. The increase was the result of $279 million of discount accretion associated with investment securities added in connection with the May 2009 consolidation of the State Street-administered asset-backed commercial paper conduits. This increase was partly offset by decreases in interest-bearing deposit volumes and related interest-rate spreads, reflecting relatively more stable market conditions compared to 2008, as well as the negative impact of lower rates on the yields of floating-rate assets.

We recorded provisions for loan losses of $16 million and $114 million during the third quarter and first nine months of 2009, respectively, of which $98 million related to commercial real estate loans purchased in 2008 pursuant to indemnified repurchase agreements, reflecting management’s revised expectation of future principal and interest cash flows with respect to certain of the commercial real estate loans. Management’s change in expectation with respect to these loans resulted primarily from its assessment of the impact of deteriorating economic conditions in the commercial real estate markets on certain of these loans during the period.

Total expenses decreased 10% to $1.73 billion for the third quarter of 2009 compared to the 2008 quarter, primarily the result of a 20% reduction in salaries and benefits expense. The decrease in salaries and benefits expense was attributable to the impact of our previously announced reduction in force, as well as lower accruals of incentive compensation in 2009. The decrease in total expenses also reflected the impact of lower transaction processing expenses, securities processing costs and professional fees. Expenses for the third quarter of 2009 included $11 million of merger and integration costs associated with the 2007 acquisition of Investors Financial, compared to $30 million for the third quarter of 2008.

At September 30, 2009, we had aggregate assets under custody and administration of $17.94 trillion, which increased $2.03 trillion, or 13%, from $15.91 trillion at December 31, 2008, and decreased $512 billion, or 3%, from $18.45 trillion at September 30, 2008. At September 30, 2009, we had aggregate assets under management of $1.74 trillion, which increased $291 billion, or 20%, from $1.44 trillion at December 31, 2008, and increased $49 billion, or 3%, from $1.69 trillion at September 30, 2008. The slight decrease in servicing assets from September 30, 2008 to September 30, 2009 was primarily associated with the global financial markets decline and related declines in asset valuations. The increase in servicing assets from December 31, 2008 reflected additions of new asset servicing business and increases in asset valuations. The increase in assets under management from December 31, 2008 resulted from net new business and increases in asset valuations.

During the first nine months of 2009, we generated approximately $626 billion of gross new business in assets to be serviced, for which we will provide various services including accounting, fund administration, custody, foreign exchange, transition management, currency management, securities finance, transfer agency, performance analytics, compliance reporting and monitoring, hedge fund servicing and private equity administration, and investment manager operations outsourcing. With respect to this new business, we expect to earn fee revenue in future periods as we begin to service the assets.

During the first nine months of 2009, we generated approximately $106 billion of net new business in assets to be managed, for which we will provide various asset management services including passive index strategies and exchange-traded funds. With respect to this new business, we expect to earn fee revenue in future periods as we manage the customer assets.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Our effective tax rates for the third quarter and first nine months of 2009 were 32.8% and 29.3%, respectively, compared to 43.7% and 37.3% for the same periods in 2008. Refer to note 16 to the consolidated financial statements included in this Form 10-Q for additional information with respect to the change in the effective rates.

CONSOLIDATED RESULTS OF OPERATIONS

This section discusses our consolidated results of operations for the third quarter and first nine months of 2009 compared to the same periods in 2008, and should be read in conjunction with the consolidated financial statements and accompanying condensed notes included elsewhere in this Form 10-Q.

TOTAL REVENUE

	Quarters Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2009	2008	% Change	2009	2008	% Change
Fee revenue:
Servicing fees	$833	$966	(14)%	$2,394	$2,903	(18)%
Management fees	219	261	(16)	593	819	(28)
Trading services	269	363	(26)	824	1,049	(21)
Securities finance	105	246	(57)	487	901	(46)
Processing fees and other	45	63	(29)	111	194	(43)

Total fee revenue	1,471	1,899	(23)	4,409	5,866	(25)
Net interest revenue:
Interest revenue	898	1,027	(13)	2,409	3,452	(30)
Interest expense	175	502	(65)	542	1,645	(67)

Net interest revenue	723	525	38	1,867	1,807	3
Gains (Losses) related to investment securities, net	42	(3)		84	(3)
Gain on sale of CitiStreet interest, net of exit and other associated costs	—	350		—	350

Total revenue	$2,236	$2,771	(19)	$6,360	$8,020	(21)

Fee Revenue

Servicing and management fees collectively comprised approximately 72% and 68% of our total fee revenue for the third quarter and first nine months of 2009 compared to approximately 65% and 63%, respectively, for each of the corresponding prior-year periods. These fees are a function of several factors, including the mix and volume of assets under custody and administration and assets under management, securities positions held and the volume of portfolio transactions, and the types of products and services used by customers, and are affected by changes in worldwide equity and fixed-income valuations.

Generally, servicing fees are affected, in part, by changes in daily average valuations of assets under custody and administration, while management fees are affected by changes in month-end valuations of assets under management. Additional factors, such as the level of transaction volumes, changes in service level, balance credits, customer minimum balances, pricing concessions and other factors, may have a significant effect on servicing fee revenue. Generally, management fee revenue is more sensitive to market valuations than servicing fee revenue. Management fees also include performance fees, which are generated when the performance of certain managed funds exceeds benchmarks specified in the management agreements. We experience more volatility with performance fees than with more traditional management fees.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

In light of the above, we estimate, assuming all other factors remain constant, that a 10% increase or decrease in worldwide equity values would result in a corresponding change in our total revenue of approximately 2%. If fixed-income security values were to increase or decrease by 10%, we would anticipate a corresponding change of approximately 1% in our total revenue. We would expect the foregoing relationships to exist in normalized financial markets. These relationships were not experienced in 2008 or in the first nine months of 2009, in light of the global financial markets disruption that began in 2007. These disrupted conditions adversely affected our servicing and management fee revenues for 2008 and for the first nine months of 2009, which are based, in part, on the value of assets under custody and administration or assets under management as described earlier in this section. In addition, our revenues from trading services and securities finance during the first nine months of 2009 were adversely affected by the reduction during 2009 of the significant volatility in the financial markets which was experienced in 2008 and which resulted from the aforementioned disruption. Even though the market disruption lessened during this year’s third quarter, the impact of market conditions on our total revenue was more significant then we would anticipate in normalized markets.

The following table presents selected equity market indices for the quarters ended September 30, 2009 and 2008. Daily averages and the averages of month-end indices demonstrate worldwide changes in equity market valuations that affect servicing and management fee revenue, respectively. Quarter-end indices affect the value of assets under custody and administration and assets under management at those dates. The index names listed in the table are service marks of their respective owners.

INDEX

	Daily Averages of Indices			Average of Month-End Indices			Quarter-End Indices
	2009	2008	Change	2009	2008	Change	2009	2008	Change
S&P 500®	996	1,252	(20)%	1,022	1,239	(18)%	1,057	1,166	(9)%
NASDAQ®	1,984	2,291	(13)	2,037	2,262	(10)	2,122	2,092	1
MSCI EAFE®	1,440	1,802	(20)	1,492	1,759	(15)	1,553	1,553	—

Servicing Fees

Servicing fees are derived from custody, product-and participant-level accounting, daily pricing and administration; recordkeeping; investment manager and hedge fund manager operations outsourcing; master trust and master custody; and performance, risk and compliance analytics. The respective 14% and 18% decreases in servicing fees in the quarterly and nine-month comparisons were primarily attributable to the impact of declines in daily average equity market valuations. The following tables set forth the composition of assets under custody and administration, as well as the composition of assets under custody included in these aggregate amounts.

	Assets Under Custody and Administration			Assets Under Custody(1)
(in billions)	September 30, 2009	December 31, 2008	September 30, 2008	September 30, 2009	December 31, 2008	September 30, 2008
Mutual funds	$4,582	$4,093	$4,731	$4,408	$3,896	$4,457
Collective funds	3,455	2,679	3,376	2,574	2,173	2,745
Pension products	4,160	3,621	4,608	3,186	2,784	3,571
Insurance and other products	5,738	5,514	5,732	3,092	3,188	3,272

Total	$17,935	$15,907	$18,447	$13,260	$12,041	$14,045

(1)	Assets under custody are included in the amounts of assets under custody and administration presented for each period-end.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

	Assets Under Custody and Administration			Assets Under Custody(1)
Financial Instrument Mix (in billions)	September 30, 2009	December 31, 2008	September 30, 2008	September 30, 2009	December 31, 2008	September 30, 2008
Equities	$7,916	$6,691	$8,814	$5,803	$5,003	$6,722
Fixed-income	7,077	6,689	6,720	5,364	5,014	5,125
Short-term and other investments	2,942	2,527	2,913	2,093	2,024	2,198

Total	$17,935	$15,907	$18,447	$13,260	$12,041	$14,045

(1)	Assets under custody are included in the amounts of assets under custody and administration presented for each period-end.

Management Fees

The 16% and 28% decreases in management fees for the third quarter and first nine months of 2009, respectively, compared to the third quarter and first nine months of 2008, primarily resulted from declines in average month-end equity market valuations as well as the shift in managed-asset composition from active to passive strategies. Average month-end equity market valuations, individually presented in the foregoing “INDEX” table, were lower for the third quarter of 2009 compared to the third quarter of 2008. The relative percentage of our assets under management at September 30, 2009 related to passive equity and fixed-income strategies, which generally earn management fees at lower rates compared to active strategies, increased compared to September 30, 2008.

Assets under management consisted of the following:

ASSETS UNDER MANAGEMENT (In billions)	September 30, 2009	December 31, 2008	September 30, 2008
Equities:
Passive	$730	$576	$685
Active and other	93	91	125
Company stock/ESOP	48	39	52

Total equities	871	706	862
Fixed-income:
Passive	324	238	200
Active	24	32	28
Cash and money market	516	468	596

Total fixed-income and cash and money market	864	738	824

Total	$1,735	$1,444	$1,686

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

The following table presents a roll-forward of assets under management for the twelve months ended September 30, 2009:

ASSETS UNDER MANAGEMENT (In billions)
September 30, 2008	$1,686
Net new business(1)	(50)
Market appreciation (depreciation)	(192)

December 31, 2008	$1,444
Net new business(1)	106
Market appreciation (depreciation)	185

September 30, 2009	$1,735

(1)	Net new business is measured as the aggregate value of new asset management business added net of asset management business lost during the period.

Trading Services

Trading services revenue, which includes foreign exchange trading revenue and brokerage and other trading fees, decreased 26% in the third quarter of 2009 compared to the third quarter of 2008 and decreased 21% in the nine-month comparison. The levels of trading services revenue generated in 2008, particularly foreign exchange revenue, were associated with significant volatility in the financial markets, which during that year were highly disrupted. The return of the markets to more normalized levels during 2009 negatively affected trading services revenue compared to 2008, particularly in this year’s third quarter. Foreign exchange trading revenue for the third quarter and first nine months of 2009 totaled $152 million and $533 million, respectively, down 41% and 29% from $258 million and $750 million, respectively, for the corresponding prior-year periods. The quarterly decrease was primarily the result of the impact of a 15% decrease in currency volatility and a 9% decline in aggregate customer volumes, with volumes down in both custody foreign exchange services and foreign exchange trading and sales. The nine-month decrease was primarily the result of the impact of an 18% decline in aggregate customer volumes, with volumes down in both custody foreign exchange services and foreign exchange trading and sales, partly offset by the effect of a 36% increase in currency volatility.

Brokerage and other trading fees totaled $117 million for the third quarter of 2009, up 11% from $105 million for the third quarter of 2008, the result of higher levels of fees related to electronic trading and higher levels of trading profits. For the first nine months of 2009, brokerage and other trading fees were $291 million, down 3% from $299 million for the first nine months of 2008, primarily due to a decline in trading profits that more than offset higher levels of fees from electronic trading.

Securities Finance

Securities finance revenue for the third quarter of 2009 decreased 57% compared to the third quarter of 2008 and 46% in the nine-month comparison. The decreases in both comparisons were primarily due to lower spreads and the impact of respective 36% and 39% declines in the average volume of securities on loan.

Beginning in the third quarter of 2008, a number of institutional investors suspended or limited their participation in our securities lending program, resulting in lower lendable volumes relative to prior periods. In

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

addition, during 2008, we experienced significant withdrawal activity from the underlying collateral pools, primarily to allow the lending programs to meet daily mark-to-market collateral adjustments caused by significant declines in the values of securities on loan or to satisfy obligations to return collateral upon the return of borrowed securities. This activity, which occurs in the normal course of our business, contributed to a net reduction of the period-end fair value of securities on loan from September 30, 2008 to December 31, 2008 of approximately 34%.

During the third quarter of 2009, we added five new customers to our securities finance business and institutional participation in our securities lending program stabilized. Accordingly, the period-end fair value of securities on loan increased approximately 10% between December 31, 2008 and September 30, 2009. However, securities finance revenue declined in the third quarter of 2009 compared to the second quarter of 2009, due primarily to lower spreads, and given our expectation of continued lower spreads and flat lending volume, we expect securities finance revenue to decline in the fourth quarter of this year below third quarter 2009 levels.

During the disruption in the global financial markets in 2008 and 2009, we were able to manage the outflows of cash collateral, as well as the impact of the disruptions in the credit markets, in a manner that substantially reduced the risk of loss to our customers. However, we imposed in 2008, and continued to impose during the first nine months of 2009, limitations on withdrawals from our lending programs in order to manage the liquidity in the cash collateral pools. The net asset value of our cash collateral pools, determined using information from independent third parties, has fallen below $1.00 per unit. At September 30, 2009, the net asset value, based on the market value of our unregistered cash collateral pools, ranged from $0.93 to $1.00, with the weighted-average net asset value on that date equal to $0.979, compared to $0.958 at June 30, 2009 and $0.939 at December 31, 2008. However, we continue to transact purchases into and redemptions out of these pools at $1.00 per unit. We are maintaining this practice for a number of reasons, including the results of our credit analysis, the fact that none of the securities in the cash collateral pools is currently in default, and our implementation of restrictions on withdrawals.

We cannot determine how long the withdrawal limitations will remain in place, nor can we determine how long the valuation of the collateral pools, which we believe to be influenced significantly by market illiquidity, will remain so influenced. The continuation of either trend could materially affect the longer-term prospects for our securities lending business. During the second quarter of 2009, a purported class action was filed regarding certain collateral pools underlying funds managed by SSgA, and we are responding to inquiries from the SEC and other regulatory authorities in connection with our cash collateral pools. Additional information is included in the discussion of risk factors provided in our Current Report on Form 8-K filed with the SEC on May 18, 2009.

Processing Fees and Other

The 29% decrease in processing fees and other revenue in the quarterly comparison reflected the loss of administrative fee revenue from the asset-backed commercial paper program, which subsequent to the May 2009 conduit consolidation is recorded in net interest revenue. The 43% decrease in the nine-month comparison resulted from the impact of a decline in certain product-related revenue.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

NET INTEREST REVENUE

	For the Quarter Ended September 30,
	2009			2008
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest Revenue/ Expense	Rate	Average Balance	Interest Revenue/ Expense	Rate
Interest-bearing deposits with banks	$20,139	$28.56%		$16,219	$180	4.43%
Securities purchased under resale agreements	4,424	6.55		10,335	68	2.65
Federal funds sold	16	—	—	2,230	10	1.71
Trading account assets	157	—	.38	2,148	20	3.71
Investment securities	84,811	828	3.87	72,094	752	4.15
Investment securities purchased under AMLF(1)	18	—	.55	4,498	45	3.98
Loans and leases	10,131	66	2.60	11,604	(23)	(0.83)
Other interest-earning assets	1,140	1.11		—	—	—

Total interest-earning assets	$120,836	$929	3.05	$119,128	$1,052	3.51

Interest-bearing deposits:
U.S	$6,085	$7.47%		$7,082	$30	1.73%
Non-U.S	63,411	29.18		68,290	290	1.69
Securities sold under repurchase agreements	11,972	1.02		14,240	42	1.17
Federal funds purchased	1,368	—	.07	1,023	4	1.73
Short-term borrowings under AMLF(1)	18	—	.48	4,495	37	3.30
Other short-term borrowings	15,699	54	1.39	4,409	43	3.84
Long-term debt	8,949	82	3.67	4,116	56	5.45
Other interest-bearing liabilities	961	2.73		—	—	—

Total interest-bearing liabilities	$108,463	$175.64		$103,655	$502	1.93

Interest-rate spread			2.41%			1.58%
Net interest revenue—fully taxable-equivalent basis(2)		$754			$550

Net interest margin—fully taxable-equivalent basis			2.47%			1.83%
Net interest revenue—GAAP basis		$723			$525

(1)	Amounts represent averages of asset-backed commercial paper purchases from eligible unaffiliated money market mutual funds under the Federal Reserve’s AMLF, and associated borrowings.
(2)	Amounts include tax-equivalent adjustments of $31 million for 2009 and $25 million for 2008.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

	For the Nine Months Ended September 30,
	2009			2008
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest Revenue/ Expense	Rate	Average Balance	Interest Revenue/ Expense	Rate
Interest-bearing deposits with banks	$27,404	$133.65%		$16,978	$571	4.49%
Securities purchased under resale agreements	4,170	20.64		11,417	259	3.03
Federal funds sold	89	—	.30	3,416	61	2.39
Trading account assets	2,509	19	1.04	1,613	49	4.03
Investment securities	76,862	2,134	3.71	72,374	2,365	4.36
Investment securities purchased under AMLF(1)	1,180	25	2.86	1,510	45	3.98
Loans and leases	9,310	170	2.45	11,595	178	2.05
Other interest-earning assets	1,396	2.16		—	—	—

Total interest-earning assets	$122,920	$2,503	2.72	$118,903	$3,528	3.96

Interest-bearing deposits:
U.S	$8,218	$53.87%		$10,567	$179	2.30%
Non-U.S	61,070	102.22		68,698	933	1.81
Securities sold under repurchase agreements	11,760	3.03		14,179	169	1.59
Federal funds purchased	946	—	.05	1,055	17	2.16
Short-term borrowings under AMLF(1)	1,173	18	2.02	1,509	37	3.30
Other short-term borrowings	15,208	137	1.21	5,308	137	3.45
Long-term debt	7,602	225	3.95	4,091	173	5.63
Other interest-bearing liabilities	1,163	4.41		—	—	—

Total interest-bearing liabilities	$107,140	$542.67		$105,407	$1,645	2.08

Interest-rate spread			2.05%			1.88%
Net interest revenue—fully taxable-equivalent basis(2)		$1,961			$1,883

Net interest margin—fully taxable-equivalent basis			2.14%			2.12%
Net interest revenue—GAAP basis		$1,867			$1,807

(1)	Amounts represent averages of asset-backed commercial paper purchases from eligible unaffiliated money market mutual funds under the Federal Reserve’s AMLF, and associated borrowings.
(2)	Amounts include tax-equivalent adjustments of $94 million for 2009 and $76 million for 2008.

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

On a fully taxable-equivalent basis, net interest revenue in the third quarter of 2009 increased 37% (38% on a GAAP basis) compared to the third quarter of 2008, and net interest margin increased to 2.47% from 1.83%. For the nine months ended September 30, 2009, on a fully taxable-equivalent basis, net interest revenue increased

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

4% (3% on a GAAP basis) compared to the corresponding 2008 period, and net interest margin increased to 2.14% from 2.12%. The increases in both comparisons were generally the result of discount accretion on securities in our investment portfolio, described below, which was recorded subsequent to the May 2009 consolidation of the asset-backed commercial paper conduits. These increases were partially offset by lower rates on floating-rate securities and both lower volumes and lower rate spreads on customer deposits. Average aggregate interest-bearing deposits decreased 13% in the year-to-date comparison, primarily due to the current low-yield environment and a decrease in customers’ cash balances more reflective of historical levels as global market disruptions lessened.

In May 2009, we elected to take action that resulted in the consolidation onto our balance sheet, for financial reporting purposes, of all of the assets and liabilities of the asset-backed commercial paper conduits that we sponsored and administered. Upon consolidation, the aggregate fair value of the conduits’ investment securities was established as their book value, resulting in a discount to the assets’ par value. To the extent that the projected cash flows of the securities exceed their book values, the portion of the discount not related to credit will accrete into net interest revenue over the remaining terms of the securities. During the third quarter of 2009, we recorded discount accretion in net interest revenue of approximately $279 million, and for the first nine months of 2009 $391 million, and we anticipate that discount accretion will continue to be a material component of our net interest revenue for the remainder of 2009 and for 2010.

Interest-bearing deposits with banks, including cash balances held at the Federal Reserve to satisfy reserve requirements, averaged $20.14 billion for the third quarter of 2009, up 24%, or $3.92 billion, compared to the third quarter of 2008. For the first nine months of 2009, interest-bearing deposits with banks averaged $27.40 billion, up 61%, or $10.43 billion, compared to the same period in 2008. An average of $7.83 billion was held at the Federal Reserve Bank during the third quarter of 2009, which resulted from our investment of excess liquidity and which exceeded minimum reserve requirements. Beginning in the fourth quarter of 2008, reserve balances held at the Federal Reserve Bank earn a minimal level of interest.

Average securities purchased under resale agreements decreased 57%, or $5.91 billion, from $10.34 billion for the third quarter of 2008 to $4.42 billion for the third quarter of 2009, and decreased 63%, or $7.25 billion, from $11.42 billion to $4.17 billion in the nine-month comparison. Average federal funds sold decreased $2.21 billion, or 99%, to $16 million for the third quarter of 2009 compared to the third quarter of 2008, and decreased $3.33 billion, or 97%, to $89 million in the nine-month comparison. The decrease in federal funds sold and securities purchased under resale agreements was mainly due to the re-allocation of liquidity to U.S. Treasury securities in the investment portfolio and the placement of excess liquidity at the Federal Reserve and other central banks.

Average trading account assets decreased 93%, or $1.99 billion, from the third quarter of 2008 to $157 million in the third quarter of 2009 and increased 56%, or $896 million, from the first nine months of 2008 to $2.51 billion in the first nine months of 2009. The decrease in the quarterly comparison was due to the absence of conduit commercial paper which was eliminated for financial reporting purposes when the conduits were consolidated onto our balance sheet as described above. The increase in the nine-month comparison is attributable to a larger investment in conduit commercial paper in 2009 prior to the consolidation.

Our average investment securities portfolio increased 18% from approximately $72.09 billion in the third quarter of 2008 to approximately $84.81 billion in the third quarter of 2009, and increased 6% to $76.86 billion in the nine-month comparison. Both comparisons reflected the effect of the conduit consolidation and an increase in U.S. Treasury and agency securities as well as the re-investment of matured or paid-down securities, partially

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

offset by net run-off. We continued to invest in “AAA” and “AA” rated securities. Securities rated “AAA” and “AA” comprised approximately 80% of the investment securities portfolio, with approximately 69% “AAA” rated, at September 30, 2009.

Loans and leases averaged $10.13 billion for the third quarter of 2009, down 13% from $11.60 billion for the third quarter of 2008 and averaged $9.31 billion, down $2.29 billion, or 20%, from $11.60 billion, in the nine-month comparison. For both periods, the decrease was primarily related to lower levels of short-term liquidity required by customers, partially offset by an increase in loans due to the full-quarter effect of the assets added in connection with the conduit consolidation. Approximately 24% of the loan and lease portfolio was composed of U.S. and non-U.S. short-duration advances that provide liquidity to customers in support of their transaction flows, which averaged approximately $2.44 billion for the third quarter of 2009, down $5.33 billion, or 69%, from $7.77 billion for the corresponding quarter in 2008 and down $4.87 billion, or 61%, in the nine-month comparison. The lower levels of liquidity we provided to customers during the first nine months of 2009 were due to a decrease in customer demand and not a reduction in credit availability from, or committed lines provided by, State Street. As transaction flows returned to more normalized levels compared to the extraordinarily high levels experienced in 2008, customer demand for short-term liquidity declined. The decrease in customer overdrafts was partially offset by the addition of structured asset-backed loans in connection with the consolidation of the conduits.

Average interest-bearing deposits decreased $5.88 billion, or 8%, from $75.37 billion to $69.50 billion for the third quarter of 2009 compared to the third quarter of 2008. For the nine-month period, average interest-bearing deposits decreased $9.98 billion or 13% to $69.29 billion. In both the quarterly and nine-month comparisons, the decreases were due to lower levels of U.S. and non-U.S. deposits, including foreign transaction deposits which were particularly high during the third quarter of 2008. These decreases are reflective of the current low-yield interest rate environment, and a decrease in customers’ cash balances more reflective of historical levels as global market disruptions lessened.

Our average other short-term borrowings increased $11.29 billion, or 256%, to $15.70 billion for the third quarter of 2009 compared to the 2008 period and increased $9.90 billion, or 187%, to $15.21 billion for the first nine months of 2009 compared to the corresponding period in 2008. The increases were primarily due to borrowings under the Federal Reserve’s term auction facility, which is a secured lending program available to financial institutions, and short-term commercial paper, which was added in connection with the consolidation of the conduits.

For the third quarter of 2009, average long-term debt increased $4.83 billion, or 117%, to $8.95 billion and $3.51 billion or 86% to $7.60 billion, in the nine-month comparison, in both cases due to the issuance of an aggregate of approximately $4 billion of unsecured senior notes by State Street and State Street Bank in March 2009 under the FDIC’s Temporary Liquidity Guarantee Program and the issuance by State Street of $500 million of unsecured senior notes in May 2009.

Several factors could affect future levels of our net interest revenue and margin, including the mix of customer liabilities, actions of the various central banks, changes in U.S. and non-U.S. interest rates, the shapes of the various yield curves around the world and the amount of accreted discount from certain investment securities, which were added to our consolidated balance sheet in connection with the May 2009 conduit consolidation. Based on market conditions and our previously announced tangible common equity improvement plan, we have begun to reinvest proceeds from amortizing and maturing securities in highly rated investment securities, such as U.S. Treasuries and federal agency mortgage-backed securities and asset-backed securities,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

which has had a favorable impact on our net interest revenue and margin. The pace at which we continue to reinvest and the types of securities purchased will depend on market conditions over time. These factors and the level of interest rates worldwide will dictate what impact the reinvestment program will have on our net interest revenue and net interest margin in future periods.

Gains (Losses) Related to Investment Securities, Net

We recorded net gains of $141 million from sales of available-for-sale securities in the third quarter of 2009 and $260 million during the first nine months of 2009, compared to net gains of $26 million and $41 million, respectively, in the 2008 periods. During the third quarter and first nine months of 2009, we recorded losses from other-than-temporary impairment related to credit of $99 million and $176 million, respectively. During the third quarter and first nine months of 2008, such losses were $29 million and $44 million, respectively. The aggregate declines in fair value of the securities for which other-than-temporary impairment was recorded in the 2009 periods were $828 million and $1.01 billion, respectively. The remaining $729 million and $832 million, respectively, for the 2009 periods related to factors other than credit, and were recognized, net of related taxes, as a component of other comprehensive income in our consolidated statement of condition.

For the third quarter of 2009, the $99 million of losses were composed of $63 million associated with expected credit losses, $23 million related to changes in management’s intent not to sell the impaired securities prior to their recovery in value, and $13 million associated with adverse changes in the timing of expected future cash flows. For the first nine months of 2009, the $176 million of losses were composed of $110 million associated with expected credit losses, $53 million related to changes in management’s intent not to sell the impaired securities prior to their recovery in value, and $13 million associated with adverse changes in the timing of expected future cash flows. The majority of the impairment losses related to non-agency mortgage-backed securities which management concluded had experienced credit losses. These securities are classified as asset-backed securities in note 2 to the consolidated financial statements included in this Form 10-Q.

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2009	2008	2009	2008
Net gains from sales of available-for-sale securities	$141	$26	$260	$41
Losses from other-than-temporary impairment	(828)	(29)	(1,008)	(44)
Losses not related to credit(1)	729	—	832	—

Net impairment losses	(99)	(29)	(176)	(44)

Gains (Losses) related to investment securities, net	$42	$(3)	$84	$(3)

(1)

These losses were not recorded in our consolidated results of operations, but were recognized as a component of other comprehensive income, net of related taxes, in our consolidated balance sheet; refer to the following discussion and to note 10 to the consolidated financial statements included in this Form 10-Q.

Management regularly reviews the investment securities portfolio to identify other-than-temporary impairment of individual securities. Pursuant to the provisions of a new accounting standard, which we adopted effective April 1, 2009, impairment related to expected losses represents the difference between the discounted values of the expected future cash flows from the securities compared to their current amortized cost basis, with each discount rate commensurate with the effective yield on the underlying security. For debt securities held to maturity, other-than-temporary impairment remaining after credit-related impairment (which credit-related

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

impairment is recorded in our consolidated results of operations) is recognized, net of related taxes, as a component of other comprehensive income in the shareholders’ equity section of our consolidated balance sheet, and is accreted prospectively over the remaining terms of the securities based on the timing of their estimated future cash flows. For other-than-temporary impairment of debt securities that results from a change in management’s intent not to sell the security prior to its recovery in value or a decline in managements’ ability to hold the security until its recovery in value, the entire difference between the security’s fair value and its amortized cost basis is recorded in our consolidated results of operations.

Historically, we have recognized losses from other-than-temporary impairment of debt and equity securities for either a change in management intent to hold the securities or expected credit losses. These impairment losses reflected the entire difference between the fair value and amortized cost basis of each individual security, and were recorded in our consolidated results of operations.

Additional information about investment securities, the gross gains and losses that compose the net sale gains/losses and our process to identify other-than-temporary impairment, is provided in note 2 to the consolidated financial statements included in this Form 10-Q.

Provision for loan losses

We recorded provisions for loan losses of $16 million during the third quarter of 2009 and $114 million during the first nine months of 2009. Of the aggregate provisions, $98 million was reflective of management’s revised expectation of future principal and interest cash flows with respect to certain of the commercial real estate loans carried on our balance sheet that were purchased in 2008 in connection with indemnified repurchase agreements. The change in management’s expectation was primarily based on its assessment of the impact of the deteriorating economic conditions in the commercial real estate markets on certain of these loans during the period. Future changes in expectations with respect to collection of principal and interest on these loans could result in additional provisions for loan losses.

EXPENSES

	Quarters Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2009	2008	% Change	2009	2008	% Change
Salaries and employee benefits	$819	$1,022	(20)%	$2,246	$3,144	(29)%
Information systems and communications	165	151	9	493	470	5
Transaction processing services	148	165	(10)	425	499	(15)
Occupancy	118	116	2	360	341	6
Other:
Provision for legal exposure	250	—		250	—
Merger and integration costs	11	30	(63)	40	88	(55)
Professional services	76	85	(11)	184	273	(33)
Amortization of other intangible assets	36	34	6	104	100	4
Regulator fees and assessments	9	3	200	61	10	510
Provision for indemnification obligation	—	200		—	200
Other	101	119	(15)	238	415	(43)

Total other	483	471	(3)	877	1,086	(19)

Total expenses	$1,733	$1,925	(10)	$4,401	$5,540	(21)

Number of employees at quarter end	27,130	28,950

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Salaries and employee benefits expense decreased in the quarterly and year-to-date comparisons mainly due to the effect of our previously announced reduction in force, which was substantially completed in the first quarter of 2009, as well as lower accruals of incentive compensation in the first nine months of 2009 relative to 2008, and lower contract services spending. We expect relatively higher salaries and benefits expense during the fourth quarter of 2009 compared to this year’s third quarter, as we accrue incentive compensation, commensurate with our financial performance, for 2009.

Information systems and communications expense for the third quarter and first nine months of 2009 reflected higher levels of spending on telecommunications hardware and software. Transaction processing services expense decreased for both the third quarter and first nine months of 2009 due to lower volumes in the investment servicing business and lower external contract costs.

The increase in occupancy costs in the year-to-date comparison resulted primarily from the impact of additional leased space acquired to support growth in the hedge funds servicing and investment manager operations outsourcing businesses, as well as higher occupancy costs in support of our European operations, including our new facility in the U.K.

The provision for legal exposure of $250 million resulted from an increase as of September 30, 2009 in the reserve established in 2007 associated with certain active fixed-income strategies managed by SSgA. This provision is more fully discussed in the “Overview of Financial Results—Recent Developments” section of this Management’s Discussion and Analysis and in note 8 to the consolidated financial statements included in this Form 10-Q.

Other expenses decreased in the third quarter of 2009 compared to the third quarter of 2008, and in the nine-month comparison, mainly due to reduced securities processing costs and lower professional services fees, partially offset by an increase in regulatory fees and assessments associated with (1) the cost of unlimited insurance protection for non-interest bearing demand deposits instituted by the FDIC during the fourth quarter of 2008, and (2) with respect to the nine-month comparison, the impact of a special assessment on insured depository institutions instituted by the FDIC during the second quarter of this year.

Income Taxes

We recorded income tax expense of $160 million for the third quarter of 2009, compared to $369 million for the third quarter of 2008. For the first nine months of 2009, income tax expense was $540 million, compared to $925 million for the corresponding 2008 period. Our effective tax rates for the third quarter and first nine months of 2009 were 32.8% and 29.3%, respectively, compared to 43.7% and 37.3% for the third quarter and first nine months of 2008. Refer to note 16 to the consolidated financial statements included in this Form 10-Q for additional information with respect to the change in the effective rates.

LINE OF BUSINESS INFORMATION

We report two lines of business: Investment Servicing and Investment Management. Given our services and management organization, the results of operations for these lines of business are not necessarily comparable with those of other companies, including companies in the financial services industry. Information about revenue, expense and capital allocation methodologies is provided in note 24 to the consolidated financial statements included in our 2008 Form 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

The following is a summary of our line of business results. The amounts in the “Divestitures” columns for 2008 represent the operating results of our joint venture interest in CitiStreet prior to its sale in July 2008. The amounts presented in the “Other” columns for 2009 represent merger and integration costs recorded in connection with our 2007 acquisition of Investors Financial, and for the nine months ended September 30, 2009, net interest revenue earned in connection with our participation in the Federal Reserve Bank of Boston’s AMLF and the provision for loan losses associated with commercial real estate loans purchased in 2008. The 2008 amounts represent the net interest revenue associated with our participation in the AMLF; the gain on the sale of our joint venture interest in CitiStreet; the provision related to our estimated net exposure for customer indemnification obligations associated with collateralized repurchase agreements; and merger and acquisition costs recorded in connection with the acquisition of Investors Financial. The amounts in the “Divestitures” and “Other” columns were not allocated to State Street’s business lines.

	For the Quarters Ended September 30,
	Investment Servicing		Investment Management		Divestitures		Other		Total
(Dollars in millions, except where otherwise noted)	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008
Fee revenue:
Servicing fees	$833	$966							$833	$966
Management fees	—	—	$219	$261					219	261
Trading services	269	363	—	—					269	363
Securities finance	67	180	38	66					105	246
Processing fees and other	18	51	27	12					45	63

Total fee revenue	1,187	1,560	284	339					1,471	1,899
Net interest revenue	704	503	19	14				$8	723	525
Gains (Losses) related to investment securities, net	42	(3)	—	—				—	42	(3)
Gain on sale of CitiStreet interest, net of exit and other associated costs	—	—	—	—				350	—	350

Total revenue	1,933	2,060	303	353				358	2,236	2,771

Provision for loan losses	16	—	—	—				—	16	—

Expenses from operations	1,268	1,415	204	278		$2		—	1,472	1,695
Customer indemnification obligation	—	—	—	—		—		200	—	200
Provision for legal exposure	—	—	250	—		—		—	250	—
Merger and integration costs	—	—	—	—		—	$11	30	11	30

Total expenses	1,268	1,415	454	278		2	11	230	1,733	1,925

Income (loss) before income taxes and extraordinary loss	$649	$645	$(151)	$75		$(2)	$(11)	$128	$487	$846

Pre-tax margin	34%	31%	nm	21%
Average assets (in billions)	$141.7	$146.1	$3.4	$3.1		$0.4			$145.1	$149.6

nm - not meaningful.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

	For the Nine Months Ended September 30,
	Investment Servicing		Investment Management		Divestitures		Other		Total
(Dollars in millions, except where otherwise noted)	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008
Fee revenue:
Servicing fees	$2,394	$2,903							$2,394	$2,903
Management fees	—	—	$593	$819					593	819
Trading services	824	1,049	—	—					824	1,049
Securities finance	325	667	162	234					487	901
Processing fees and other	41	138	70	64		$(8)			111	194

Total fee revenue	3,584	4,757	825	1,117		(8)			4,409	5,866
Net interest revenue	1,807	1,717	53	76		6	$7	$8	1,867	1,807
Gains (Losses) related to investment securities, net	84	(3)	—	—		—	—	—	84	(3)
Gain on sale of CitiStreet interest, net of exit and other associated costs	—	—	—	—		—	—	350	—	350

Total revenue	5,475	6,471	878	1,193		(2)	7	358	6,360	8,020

Provision for loan losses	16	—	—	—		—	98	—	114	—

Expenses from operations	3,559	4,345	552	902		5	—	—	4,111	5,252
Customer indemnification obligation	—	—	—	—		—	—	200	—	200
Provision for legal exposure	—	—	250	—		—	—	—	250	—
Merger and integration costs	—	—	—	—		—	40	88	40	88

Total expenses	3,559	4,345	802	902		5	40	288	4,401	5,540

Income (loss) before income taxes and extraordinary loss	$1,900	$2,126	$76	$291		$(7)	$(131)	$70	$1,845	$2,480

Pre-tax margin	35%	33%	9%	24%
Average assets (in billions)	$143.6	$141.5	$3.3	$3.3		$0.5			$146.9	$145.3

Investment Servicing

Total revenue for the third quarter of 2009 decreased 6% compared to the third quarter of 2008, and 15% in the nine-month comparison. The decreases in all revenue line items reflected the impact of the global financial markets disruption. In both the quarterly and nine-month comparisons, the decreases in servicing fees were primarily due to the impact of declines in equity market valuations. The decreases in trading services revenue reflected decreases in foreign exchange trading revenue caused by lower levels of volatility and lower customer volumes, offset by higher levels of fees from electronic trading. Securities finance revenue decreased primarily due to compression of credit spreads.

Servicing fees, trading services revenue and gains (losses) related to investment securities, net, for our Investment Servicing business line are identical to the respective consolidated results. Refer to the “Servicing

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Fees,” “Trading Services” and “Gains (Losses) Related to Investment Securities, Net” captions in the “Total Revenue” section of this Management’s Discussion and Analysis for a more in-depth discussion. A discussion of processing fees and other revenue is provided under the caption “Processing Fees and Other” in the “Total Revenue” section.

Net interest revenue for the third quarter of 2009 increased 40% compared to the third quarter of 2008, and 5% for the first nine months of 2009 compared to the corresponding 2008 period, with both increases primarily due to the impact of the discount accretion recorded following the consolidation of the conduits, which accretion is discussed more fully in the foregoing “Total Revenue—Net Interest Revenue” section of this Management’s Discussion and Analysis. The increases were partly offset by the negative impact of lower rates on the yields generated by floating-rate assets. A portion of consolidated net interest revenue is recorded in the Investment Management business line based on the volume of customer liabilities attributable to that business.

Total expenses for the third quarter of 2009 decreased 10% compared to the third quarter of 2008, and decreased 18% for the first nine months of 2009 compared to the first nine months of 2008. Both decreases were attributable to lower levels of salaries and benefits costs, which reflected the impacts of our previously announced reduction in force and lower accruals of incentive compensation. Other expenses decreased as a result of lower professional fees and lower levels of securities processing costs.

Investment Management

Total revenue for the third quarter of 2009 decreased 14% compared to the third quarter of 2008, reflecting a 16% decline in total fee revenue offset by a 36% increase in net interest revenue. For the nine months ended September 30, 2009, total revenue decreased 26% compared to the corresponding prior-year period, due to a 26% decrease in fee revenue and a 30% decline in net interest revenue.

With respect to management fees, which are generated by SSgA, the 16% and 28% decreases in the quarterly and nine-month comparisons, respectively, resulted primarily from the impact of declines in equity market valuations as well as the shift in managed asset composition from active to passive strategies. Management fees for the Investment Management business line are identical to the respective consolidated results. Refer to the “Fee Revenue—Management Fees” section of “Total Revenue” in this Management’s Discussion and Analysis for a more-in depth discussion.

For the third quarter of 2009, total expenses from operations decreased 27% compared to the third quarter of 2008, and 39% in the nine-month comparison. Both decreases were primarily attributable to decreases in salaries and benefits due to the impact of reductions in staffing levels and lower accruals of incentive compensation, as well as lower levels of securities processing costs and professional fees. The provision for legal exposure is discussed in the “Overview of Financial Results—Recent Developments” section of this Management’s Discussion and Analysis and in note 8 to the consolidated financial statements included in this Form 10-Q.

In connection with certain funds managed by SSgA that engage in securities lending, we have imposed limitations on the ability of participants in those funds to redeem units in an effort to address the impact of the disruption in the fixed-income securities markets on the liquidity of certain assets held by the cash collateral pools underlying these funds. In addition, beginning as of the end of the most recent fiscal year of these funds, the value of these funds, in accordance with GAAP, reflects a net asset value based upon the net asset value of the cash collateral pools in which the proceeds from securities lending are invested. Although these funds continue to transact purchase and redemption orders based upon the transaction value of the collateral pools of $1.00 per unit, the net asset value of the collateral pools determined in accordance with GAAP is less than

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

$1.00 per unit. The net asset value of the collateral pools underlying the SSgA funds, which is determined based upon the market value of the cash collateral pool assets, ranged from $0.97 to $0.99, with a weighted-average net asset value of $0.978, at September 30, 2009, compared to $0.958 at June 30, 2009 and $0.932 at December 31, 2008.

Our continuation of the limitations on participant redemptions and the difference between the net asset value used for purchase and redemption transactions and the net asset value determined in accordance with GAAP could, if either or both continue, adversely effect SSgA’s reputation, the marketing of its lending funds and its future results of operations. During the second quarter of 2009, a purported class action was filed regarding certain collateral pools underlying funds managed by SSgA, and we are responding to inquiries from the SEC and other regulatory authorities in connection with our cash collateral pools. Additional information is included in the discussion of risk factors provided in our Current Report on Form 8-K filed with the SEC on May 18, 2009.

FAIR VALUE MEASUREMENTS

We carry certain of our financial assets and liabilities at fair value in our consolidated financial statements on a recurring basis, including trading account assets, investment securities available for sale and various types of derivative instruments. We have not elected the fair value option, provided for in existing GAAP, for any other of our financial assets and liabilities to date.

As discussed in further detail below, changes in the fair value of these financial assets and liabilities are recorded either as gains and losses in our consolidated statement of income, or as components of other comprehensive income within shareholders’ equity in our consolidated statement of condition. We estimate the fair value of all of these financial assets and liabilities using the “exit price” definition prescribed by current accounting standards which govern the measurement of fair value. Current accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for an asset or liability in an orderly transaction between market participants on the measurement date.

At September 30, 2009, approximately $77.19 billion of our financial assets and approximately $5.37 billion of our financial liabilities were carried at fair value on a recurring basis, compared to $66.92 billion and $12.36 billion, respectively, at December 31, 2008. These amounts represented approximately 47% of our consolidated total assets and approximately 4% of our consolidated total liabilities at September 30, 2009, compared to 39% and 8%, respectively, at December 31, 2008. The increase in the relative percentage of consolidated total assets as of September 30, 2009 compared to December 31, 2008 resulted primarily from the consolidation of the conduits and portfolio purchases of investment securities. The decrease in the percentage of consolidated liabilities from December 31, 2008 to September 30, 2009 was the result of lower foreign exchange trading volumes.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

We categorize the financial assets and liabilities that we carry at fair value in our consolidated statement of condition based upon a three-level valuation hierarchy. The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (level 1) and the lowest priority to valuation methods using significant unobservable inputs (level 3). At September 30, 2009, we categorized approximately 14% of our financial assets carried at fair value in level 1, 76% in level 2 and 10% in level 3 of the fair value hierarchy, including the effect of master netting agreements. We categorized approximately 97% of our financial liabilities carried at fair value in level 2, and 3% in level 3, including the effect of master netting agreements.

Financial instruments are categorized in level 1 when measurement of fair value can be based on quoted prices in active markets for identical assets or liabilities. Level 2 financial instruments are valued using quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or models using inputs that are observable or can be corroborated by observable market data of substantially the full term of the assets or liabilities. Financial instruments are categorized in level 3 when their fair values are measured using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable, and when measurement of the instrument’s fair value requires significant management judgment or estimation.

The fair value of financial assets categorized in level 1 was substantially composed of investment securities available for sale, specifically U.S. Treasury bills. Fair value was measured by management using unadjusted quoted prices in active markets for identical securities.

The fair value of financial assets categorized in level 2 was primarily composed of investment securities available for sale, the majority of which were asset-backed, mortgage-backed and other fixed-income securities, and interest-rate and foreign exchange derivative instruments. Fair value was measured by management primarily using information obtained from independent third parties. Information obtained from third parties is subject to review by management as part of a continuous validation process. Management has developed a process to review information provided by third parties, including an understanding of underlying assumptions and the level of market participant information used to support those assumptions. In addition, management compares significant assumptions used by third parties to available market information. Such information may include known trades or, to the extent that trading activity is limited, comparisons to market research information pertaining to credit expectations, execution spreads and the timing of cash flows.

The fair value of the derivative instruments categorized in level 2 predominantly represented foreign exchange contracts utilized in our role as a financial intermediary, for which fair value was measured by management using discounted cash flow techniques with inputs consisting of observable spot and forward points, as well as observable interest rate curves. With respect to derivative instruments, we evaluated the impact on valuation of the credit risk of our counterparties and our own credit risk. We considered factors such as the likelihood of default by us and our counterparties, our net exposures and remaining maturities in determining the appropriate measurements of fair value. Valuation adjustments associated with these factors were not significant for the first nine months of 2009.

While the substantial majority of our financial assets categorized in level 3 were composed of asset-backed securities available for sale, level 3 also included foreign exchange derivative instruments, primarily options. The categorization of asset-backed securities in level 3 as of September 30, 2009 was significantly influenced by ongoing conditions in the fixed-income securities markets, including illiquidity. Little or no market activity for these securities occurred during the first nine months of 2009, consistent with 2008, and as a result of the lack of

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

price transparency, we measured their fair value using unobservable pricing inputs, such as non-binding quotes received directly from third parties. These inputs were subject to management’s review and were determined to be appropriate based on individual facts and circumstances. Generally, where our fair value measurements are based on non-binding quotes from market specialists, we obtain one quote for each individual security as necessary. Given the unique nature of each underlying security structure, it is not practical or useful to obtain multiple quotes for individual securities.

The aggregate fair value of our financial assets categorized in level 3 as of September 30, 2009 decreased compared to December 31, 2008, primarily as a result of transfers of certain asset-backed securities, mainly securities collateralized by student loans, into level 2, as management was able to measure the fair value of the securities using market-observable information.

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

	For the Nine Months Ended September 30,
(In millions)	2009 Average Balance	2008 Average Balance
Assets:
Interest-bearing deposits with banks	$27,404	$16,978
Securities purchased under resale agreements	4,170	11,417
Federal funds sold	89	3,416
Trading account assets	2,509	1,613
Investment securities	76,862	72,374
Investment securities purchased under AMLF	1,180	1,510
Loans	9,310	11,595
Other interest-earning assets	1,396	—

Total interest-earning assets	122,920	118,903
Cash and due from banks	2,326	5,544
Other assets	21,683	20,836

Total assets	$146,929	$145,283

Liabilities and shareholders’ equity:
Interest-bearing deposits:
U.S.	$8,218	$10,567
Non-U.S.	61,070	68,698

Total interest-bearing deposits	69,288	79,265
Securities sold under repurchase agreements	11,760	14,179
Federal funds purchased	946	1,055
Short-term borrowings under AMLF	1,173	1,509
Other short-term borrowings	15,208	5,308
Long-term debt	7,602	4,091
Other interest-bearing liabilities	1,163	—

Total interest-bearing liabilities	107,140	105,407
Noninterest-bearing deposits	16,421	15,323
Other liabilities	10,321	12,162
Shareholders’ equity	13,047	12,391

Total liabilities and shareholders’ equity	$146,929	$145,283

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Investment Securities

The carrying values of investment securities were as follows as of period end:

(In millions)	September 30, 2009	December 31, 2008
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$11,688	$11,579
Mortgage-backed securities	15,443	10,798
Asset-backed securities	29,517	19,424
Collateralized mortgage obligations	2,209	1,441
State and political subdivisions	5,893	5,712
Other debt securities	5,897	4,723
Money-market mutual funds	839	344
Other equity securities	189	142

Total	$71,675	$54,163

Held to maturity purchased under AMLF:
Asset-backed commercial paper	$—	$6,087

Held to maturity:
U.S. Treasury and federal agencies:
Direct obligations	$500	$501
Mortgage-backed securities	661	810
Asset-backed securities	10,810	3,986
Collateralized mortgage obligations	9,013	9,979
State and political subdivisions	198	382
Other debt securities	85	109

Total	$21,267	$15,767

The increases in the carrying values of investment securities as of September 30, 2009 compared to December 31, 2008 resulted from the addition of securities in connection with the consolidation of the conduits and, with respect to securities available for sale, portfolio purchases and improvement in fair value, offset, in part, by sales and maturities of securities during the first nine months of 2009. We consider a well-diversified, high-credit quality investment securities portfolio to be an important element in the management of our consolidated balance sheet. The portfolio continues to be concentrated in securities with high credit quality, with approximately 80% of the carrying value of the portfolio “AAA” or “AA” rated at September 30, 2009, compared to 89% at December 31, 2008. The percentages of the carrying value of the investment securities portfolio by external credit rating, excluding securities purchased under the AMLF, were as follows as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
AAA(1)	69%	78%
AA	11	11
A	7	5
BBB	4	4
< BBB	8	1
Non-rated	1	1

	100%	100%

(1)	Includes U.S. Treasury securities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

The investment portfolio of approximately 9,700 securities is also diversified with respect to asset class. Approximately 73% of the carrying value of the portfolio is composed of mortgage-backed and asset-backed securities. The largely floating-rate asset-backed portfolio consists of home-equity loan, credit card, auto- and student loan-backed securities. Mortgage-backed securities are split between securities of Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and U.S. and non-U.S. large-issuer collateralized mortgage obligations. During the third quarter and first nine months of 2009, 344 and 1,147 securities, respectively, were downgraded. The year-to-date downgrades included 389 municipal securities (state and political subdivisions), 236 of which were based on downgrades of the underlying third-party financial guarantor. As of September 30, 2009, the asset-backed securities in the portfolio included $5.2 billion collateralized by sub-prime first-lien mortgages.

Net unrealized losses on securities available for sale were as follows as of September 30, 2009 and December 31, 2008:

(In millions)	September 30, 2009	December 31, 2008
Fair value	$71,675	$54,163
Amortized cost	74,627	60,786

Net unrealized loss, pre-tax	$(2,952)	$(6,623)

Net unrealized loss, after-tax	$(1,780)	$(4,057)

The above net unrealized loss amounts at September 30, 2009 and December 31, 2008 excluded the remaining net unrealized loss of $1.17 billion, or $733 million after-tax, and $2.27 billion, or $1.39 billion after-tax, respectively, related to reclassifications of securities available for sale to securities held to maturity. These after-tax amounts are recorded in other comprehensive income. The decline in the remaining after-tax unrealized loss amounts related to transferred securities resulted from amortization and from the recognition of losses from other-than-temporary impairment of certain of the securities.

Excluding the securities for which other-than-temporary impairment was recorded during the first nine months of 2009, management considers the aggregate decline in fair value of the remaining securities and the resulting net unrealized losses to be temporary and not the result of any material changes in the credit characteristics of the securities. Additional information about our evaluation of impairment is provided in note 2 to the consolidated financial statements included in this Form 10-Q.

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

Loans and Lease Financing

At September 30, 2009, we held commercial real estate loans with an aggregate carrying value of approximately $592 million that were purchased in 2008 pursuant to indemnified repurchase agreements. The loans, which are primarily collateralized by direct and indirect interests in commercial real estate, were recorded at their then-estimated fair value, based on management’s expectation with respect to collection of principal and interest using appropriate market discount rates as of the date of acquisition.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Although a portion of these loans is 90 days or more contractually past-due, we do not report them as past-due loans, because under current accounting standards, the interest earned on these loans is based on an accretable yield resulting from management’s expectation of the cash flows for each loan relative to both the timing and collection of principal and interest as of the reporting date, not contractual payment terms. These cash flow estimates are updated quarterly to reflect changes in management’s expectations, which consider market conditions.

At September 30, 2009, we held structured asset-backed loans with an aggregate carrying value of approximately $2.52 billion that were added in connection with the May 2009 consolidation of the conduits. These loans, which represent undivided interests in securitized pools of underlying third-party receivables, are held for investment.

During the first nine months of 2009, we recorded provisions for loan losses of approximately $98 million in our consolidated statement of income, reflective of management’s revised expectation of future principal and interest cash flows with respect to certain of the aforementioned commercial real estate loans. Management’s change in expectation resulted primarily from its assessment of the effect of the deteriorating economic conditions in the commercial real estate markets on certain of these loans during the period. The allowance for loan losses related to these loans was reduced by net charge-offs totaling approximately $69 million for the first nine months of 2009. At September 30, 2009, approximately $5 million of the aforementioned commercial real estate loans had been classified by management as non-performing, as the yield associated with these loans, determined when the loans were acquired, was deemed to be non-accretable. This determination was based on management’s expectation of the future collection of principal and interest on the loans. Future changes in expectations with respect to collection of principal and interest on these loans could result in additional nonperforming loans and provisions for loan losses.

Capital

Regulatory and economic capital management both use metrics evaluated by management to assess whether our actual level of capital is commensurate with our risk profile, is in compliance with all regulatory requirements, and is sufficient to provide us with the financial flexibility to undertake future strategic business initiatives.

Regulatory Capital

Our objective with respect to regulatory capital management is to maintain a strong capital base in order to provide financial flexibility for our business needs, including funding corporate growth and supporting customers’ cash management needs, and to provide protection against loss to depositors and creditors. We strive to maintain an optimal level of capital, commensurate with our risk profile, on which an attractive return to shareholders will be realized over both the short and long term, while protecting our obligations to depositors and creditors and satisfying regulatory requirements. You can obtain additional information about our capital management process in the Financial Condition section of Management’s Discussion and Analysis in our 2008 Form 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

At September 30, 2009, State Street and State Street Bank met all capital adequacy requirements to which they were subject. Regulatory capital amounts and ratios at September 30, 2009, and December 31, 2008 are presented in the table below. The information for both State Street and State Street Bank reflects the effect of the provision for legal exposure recorded as of September 30, 2009, discussed in the “Consolidated Results of Operations—Recent Developments” section of this Management’s Discussion and Analysis.

	Regulatory Guidelines(1)		State Street(2)		State Street Bank(2)
(Dollars in millions)	Minimum	Well Capitalized	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008
Tier 1 risk-based capital ratio	4%	6%	15.3%	20.3%	14.2%	19.8%
Total risk-based capital ratio	8	10	16.5	21.6	15.7	21.3
Tier 1 leverage ratio	4	5	8.0	7.8	7.4	7.6
Tier 1 risk-based capital			$11,271	$14,090	$10,223	$13,422
Total risk-based capital			12,202	15,030	11,299	14,458
Adjusted risk-weighted assets and market-risk equivalents:
Balance sheet risk-weighted assets			$63,549	$45,855	$61,739	$44,212
Off-balance sheet equivalent risk-weighted assets			9,834	23,364	9,834	23,415
Market-risk equivalents			440	366	386	303

Total			$73,823	$69,585	$71,959	$67,930

Quarterly average adjusted assets			$140,501	$179,905	$138,483	$175,858

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

(2)

Tier 1 and total risk-based capital and tier 1 leverage ratios, as well as balance sheet risk-weighted assets and quarterly average adjusted assets, exclude the impact, where applicable, of the asset-backed commercial paper purchased from eligible unaffiliated money market mutual funds under the Federal Reserve Bank of Boston’s AMLF, as permitted under the AMLF’s terms and conditions.

At September 30, 2009, State Street’s and State Street Bank’s tier 1 and total risk-based capital ratios decreased compared to year-end 2008, primarily as a result of the impact on tier 1 capital of the loss associated with the May 2009 consolidation of the conduits. The loss, along with an increase in total risk-weighted assets attributable primarily to the addition of conduit investment securities and purchases of investment securities during the first nine months of the year, decreased the risk-based ratios. A decline in quarterly adjusted average assets, as we reduced the size of our consolidated balance sheet during the first nine months of 2009, more than offset the effect of the above-described decline in tier 1 capital on State Street’s leverage ratio. All ratios for State Street and State Street Bank exceeded the applicable regulatory minimum and well-capitalized thresholds.

During the second quarter of 2009, we completed a public offering of approximately 58.97 million shares of our common stock. The offering price was $39 per share, and aggregate proceeds from the offering, net of underwriting commissions and related offering costs, totaled approximately $2.23 billion. Underwriting commissions totaled approximately $69 million. We completed the offering, which was executed under our

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

current universal shelf registration statement filed with the SEC, primarily in connection with our intention to repurchase the $2 billion of equity issued to the U.S. Treasury in October 2008 under the TARP Capital Purchase Program.

During the second quarter of 2009, we repurchased the preferred equity portion of Treasury’s original TARP investment by redeeming all of the outstanding shares of our Series B fixed-rate cumulative perpetual preferred stock at its aggregate liquidation amount plus accrued dividends, or approximately $2 billion. In July 2009, we repurchased the warrant to purchase shares of our common stock, originally issued to Treasury as part of its overall investment, at its fair value of $60 million.

The current minimum regulatory capital requirements enforced by the U.S. banking regulators are based on a 1988 international accord, commonly referred to as Basel I, which was developed by the Basel Committee on Banking Supervision. In 2004, the Basel Committee released the final version of its new capital adequacy framework, referred to as Basel II. Basel II governs the capital adequacy of large, internationally active banking organizations, such as State Street, that generally rely on sophisticated risk management and measurement systems, and requires these organizations to enhance their measurement and management of the risks underlying their business activities and to better align regulatory capital requirements with those risks.

Basel II adopts a three-pillar framework for addressing capital adequacy—minimum capital requirements, which incorporate the measurement of credit risk, market risk and operational risk; supervisory review, which addresses the need for a banking organization to assess its capital adequacy position relative to its overall risk, rather than only with respect to its minimum capital requirement; and market discipline, which imposes public disclosure requirements on a banking organization intended to allow the assessment of key information about the organization’s risk profile and its associated level of regulatory capital.

In December 2007, U.S. banking regulators jointly issued final rules to implement the Basel II framework in the U.S. Implementation is subject to a multi-year transition period in which limits are imposed upon the amount by which minimum required capital may decrease. The framework does not supersede or change the existing prompt corrective action and leverage capital requirements applicable to banking organizations in the U.S., and explicitly reserves the regulators’ authority to require organizations to hold additional capital where appropriate.

State Street has established a comprehensive program to implement the Basel II framework and underlying regulatory requirements within the prescribed time frames. We anticipate adopting the most advanced approaches for assessing our capital adequacy under the requirements.

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

Uses of liquidity primarily result from the following: withdrawals of customer deposits; drawdowns on unfunded commitments to extend credit or to purchase securities, generally provided through lines of credit; and overdraft facilities. Customer deposits are generated largely from our investment servicing activities, and are

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

invested in a combination of term investment securities and short-term money market assets whose mix is determined by the characteristics of the deposits. Most of the customer deposits are payable upon demand or are short-term in nature, which means that withdrawals can potentially occur quickly and in large amounts. Similarly, customers can request disbursement of funds under commitments to extend credit.

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

Effective May 15, 2009, we took action that resulted in the consolidation onto our balance sheet, for financial reporting purposes, of the four third-party special purpose multi-seller asset-backed commercial paper conduits that we sponsored and administered. As a result, the conduit assets became part of the State Street Bank balance sheet, along with the commercial paper liabilities that had funded the assets. For liquidity purposes, we now consider these assets to be part of State Street Bank’s asset structure and consider the liabilities to be State Street Bank wholesale funding.

In managing our liquidity, we have issued term wholesale certificates of deposit, and the conduits have issued asset-backed commercial paper, to third parties and have invested excess funds in short-term money market assets where they would be available to meet cash needs. At September 30, 2009, the certificate-of-deposit portfolio totaled $5.11 billion, compared to $1.93 billion at December 31, 2008. The conduit commercial paper issued to third parties was $9.74 billion at September 30, 2009, and is included in other short-term borrowings in our consolidated balance sheet. Conduit commercial paper issued to third parties was not recorded in our consolidated balance sheet prior to the May 2009 consolidation. In connection with our management of liquidity where we seek to maintain access to sources of back-up liquidity at reasonable costs, we have participated in the Federal Reserve’s term auction facility, or TAF, which is a secured lending program available to financial institutions. At September 30, 2009, our borrowings under this program totaled $4.0 billion. The highest TAF balance borrowed by State Street Bank during the third quarter and first nine months of 2009 was $5.0 billion and $10.0 billion, respectively. The average borrowings for those periods were approximately $3.3 billion and $5.2 billion, respectively.

While maintenance of our high investment-grade credit rating is of primary importance to our liquidity management program, on-balance sheet liquid assets represent significant liquidity that we can directly control, and provide a source of cash from their principal maturities and from the ability to borrow from the capital markets using our securities as collateral. Our liquid assets consist primarily of cash balances at central banks in excess of regulatory minimum requirements and other short-term liquid assets, such as federal funds sold and interest-bearing deposits with banks, the latter of which are multicurrency instruments invested with major multinational banks; and high-quality, marketable investment securities not already pledged, which generally are more liquid than other types of assets and can be sold or borrowed against to generate cash quickly. As of September 30, 2009, the cash value of our liquid assets, as we define them, totaled $69.70 billion, compared to $85.81 billion as of December 31, 2008. This decline reflected a return of customer deposit balances to more normal levels during the first nine months of 2009, as the trend for our customers to maintain high demand deposit balances in light of instability in market conditions, particularly those experienced in the second half of 2008, returned to historical patterns. Due to the unusual size and volatile nature of these incremental customer deposits that we had experienced since mid-2008, we chose to maintain an excess of approximately $22.12 billion at central banks as of September 30, 2009, compared to $48.64 billion at December 31, 2008, over regulatory required minimum balances.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Securities carried at $43.89 billion as of September 30, 2009, compared to $42.74 billion as of December 31, 2008, were designated as pledged for public and trust deposits, borrowed funds and for other purposes as provided by law, and are excluded from the aforementioned liquid assets calculation, unless pledged to the Federal Reserve Bank of Boston. The liquid assets and pledged securities described above excluded securities purchased under the Federal Reserve’s AMLF. Liquid assets included securities pledged to the Federal Reserve Bank of Boston to secure our ability to borrow from their discount window should the need arise. This access to primary credit is an important source of back-up liquidity for State Street Bank. As of September 30, 2009, we had no outstanding primary credit borrowings from the discount window.

Based upon our level of liquid assets and our ability to access the capital markets for additional funding when necessary, including our ability to issue debt and equity securities under our current universal shelf registration, management considers overall liquidity at September 30, 2009 to be sufficient to meet State Street’s current commitments and business needs, including supporting the liquidity of the consolidated commercial paper conduits and accommodating the transaction and cash management needs of our customers.

As referenced above, our ability to maintain consistent access to liquidity is fostered by the maintenance of high investment-grade ratings on our debt, as measured by the major independent credit rating agencies. Factors essential to retaining high credit ratings include diverse and stable core earnings; strong risk management; strong capital ratios; diverse liquidity sources, including the global capital markets and customer deposits; and strong liquidity monitoring procedures. High ratings on debt reduce borrowing costs and enhance our liquidity by increasing the size of the market for our debt. A downgrade or reduction of these credit ratings could have an adverse effect to our ability to access funding at favorable interest rates.

We maintain an effective universal shelf registration that allows for the public offering and sale of debt securities, capital securities, common stock, depositary shares and preferred stock, and warrants to purchase such securities, including any shares into which the preferred stock and depositary shares may be convertible, or any combination thereof. As discussed previously, we have issued in the past, and we may issue in the future, securities pursuant to the shelf registration. The issuance of debt or equity securities will depend on future market conditions, funding needs and other factors.

We currently maintain a corporate commercial paper program, separate from the conduits, under which we can issue up to $3 billion with original maturities of up to 270 days from the date of issue. At September 30, 2009, we had $2.85 billion of commercial paper outstanding, compared to $2.59 billion at December 31, 2008. Commercial paper issuances are recorded in other short-term borrowings in our consolidated statement of condition.

In connection with the FDIC’s Temporary Liquidity Guarantee Program, or TLGP, in which we elected to participate in December 2008, State Street was eligible to issue up to $1.67 billion, and State Street Bank was eligible to issue up to $2.48 billion, of unsecured senior debt through October 31, 2009, backed by the full faith and credit of the United States. During 2009, State Street issued $1.67 billion of unsecured senior debt backed by the TLGP guarantee, composed of $1.5 billion of unsecured fixed-rate senior notes maturing on April 30, 2012 and $169 million of commercial paper issued under the aforementioned corporate commercial paper program. The $169 million of commercial paper matured by September 30, 2009, and no additional commercial paper backed by the TLGP guarantee was issued by State Street during 2009. The TLGP guarantee of the $1.5 billion of unsecured fixed-rate senior notes expires upon its maturity on April 30, 2012. More information with respect to the $1.5 billion issuance, which is recorded in long-term debt in our consolidated statement of condition, is provided in note 7 to the consolidated financial statements included in this Form 10-Q.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

State Street Bank currently has Board authority to issue bank notes up to an aggregate of $5 billion, including the aforementioned $2.48 billion of unsecured senior debt under the TLGP, as well as up to $1 billion of subordinated bank notes. During 2009, State Street Bank issued an aggregate of $2.45 billion of fixed- and floating-rate senior notes, composed of $1.0 billion of fixed-rate senior notes maturing on March 15, 2011 and $1.45 billion of floating-rate senior notes maturing on September 15, 2011, both of which are backed by the TLGP guarantee. No additional unsecured senior debt backed by the TLGP guarantee was issued by State Street Bank during 2009. More information with respect to this $2.45 billion issuance, which is recorded in long-term debt in our consolidated statement of condition, is provided in note 7 to the consolidated financial statements included in this Form 10-Q.

State Street Bank currently maintains a line of credit with a financial institution of CAD $800 million, or approximately USD $747 million, as of September 30, 2009, to support its Canadian securities processing operations. The line of credit has no stated termination date and is cancelable by either party with prior notice. As of September 30, 2009, no balance was outstanding on this line of credit.

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

We have a disciplined approach to risk management that involves all levels of management. The Board of Directors provides extensive review and oversight of our overall risk management programs, including the approval of key risk management policies and the periodic review of State Street’s key risk indicators. These indicators are designed to identify significant risk content within the major business activities of State Street, and to establish quantifiable thresholds for risk measurement. Key risk indicators are reported regularly to the Risk and Capital Committee of the Board and are reviewed periodically for appropriateness. Modifications to the indicators are made to reflect changes in our business activities or refinements to existing measurements. Enterprise Risk Management, or ERM, a dedicated corporate group, provides oversight, support and coordination across business units and is responsible for the formulation and maintenance of enterprise-wide risk management policies and guidelines. In addition, ERM establishes and reviews approved limits and, with business line management, monitors key risks. ERM is the responsibility of the Chief Risk Officer, or CRO, a member of State Street’s Operating Group with direct accountability to the Chairman and Chief Executive Officer. The CRO meets regularly with the Board or a Board committee, as appropriate, and has the authority to escalate issues as necessary.

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

Our customers use derivatives to manage the financial risks associated with their investment goals and business activities, including foreign exchange forward contracts to convert currency for international investments and to manage the currency risk in their international investment portfolios. As an active participant in the foreign exchange markets, we provide foreign exchange forward contracts and options in support of these customer needs. As part of our trading activities, we assume positions in the foreign exchange and interest-rate markets by buying and selling cash instruments and using derivatives, including foreign exchange forward contracts, foreign exchange and interest-rate options and interest-rate swaps. As of September 30, 2009, the aggregate notional amount of these derivatives was $644.20 billion, of which $612.22 billion were foreign exchange forward and spot contracts. In the aggregate, foreign exchange forward positions are closely matched to minimize currency and interest-rate risk. All foreign exchange contracts are valued daily at prevailing market rates. Additional information about trading derivatives is provided in note 12 to the consolidated financial statements included in this Form 10-Q.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

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

	Nine Months Ended September 30,
VALUE-AT-RISK	2009			2008
(In millions)	Average	Maximum	Minimum	Average	Maximum	Minimum
Foreign exchange rates	$3.2	$9.7	$0.5	$2.0	$4.4	$0.6
Interest rates	1.6	2.9	0.6	1.1	2.4	0.6
Total VaR for trading assets	$3.7	$9.2	$1.1	$2.4	$5.0	$1.1

We back-test the estimated one-day VaR on a daily basis, by comparing it against actual trading revenues. This information is reviewed and used to confirm that all relevant trading positions are properly modeled. For the twelve months ended September 30, 2009, we did not experience any back-testing exceptions.

During the second quarter of 2009, our VaR measurement methodology was extended to measure VaR associated with certain assets classified as trading account assets in our consolidated balance sheet. These assets are not held in connection with typical trading activities, and thus are not reflected in the foregoing VaR table. In the table below, the VaR associated with these investments is reported as “VaR for non-trading assets.” “Total regulatory VaR” is calculated as the sum of the VaR for trading assets and the VaR for non-trading assets, with no diversification benefits recognized. The average, maximum and minimum amounts are calculated for each line item separately.

	Nine Months Ended September 30,
Total Regulatory VALUE-AT-RISK	2009			2008
(In millions)	Average	Maximum	Minimum	Average	Maximum	Minimum
VaR for trading assets	$3.7	$9.2	$1.1	$2.4	$5.0	$1.1
VaR for non-trading assets	2.1	2.4	1.6	na	na	na
Total regulatory VaR	$4.5	$9.2	$1.2	$2.4	$5.0	$1.1

na - not measured for the period.

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

Non-U.S. dollar-denominated customer liabilities are a significant portion of our consolidated balance sheet. These liabilities result in exposure to changes in the shape and level of non-U.S. dollar yield-curves, which we include in our consolidated interest-rate risk management process.

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

In calculating our NIR-at-risk, we start with a base amount of NIR that is projected over the next twelve months, assuming that the then-current yield curve remains unchanged over the period. Our existing balance sheet assets and liabilities are adjusted by the amount and timing of transactions that are forecasted to occur over the next twelve months. That yield curve is then “shocked,” or moved immediately, ±100 basis points in a parallel fashion, or at all points along the yield curve. Two new twelve-month NIR projections are then developed using the same balance sheet and forecasted transactions, but with the new yield curves, and compared to the base scenario. We also perform the calculations using interest-rate ramps, which are ±100 basis point changes in interest rates that are assumed to occur gradually over the next twelve-month period, rather than immediately as we do with interest-rate shocks.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

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

The following table presents the estimated exposure of NIR for the next twelve months, calculated as of September 30, 2009 and December 31, 2008, due to an immediate ± 100 basis point shift in then-current interest rates. Estimated incremental exposures presented below are dependent on management’s assumptions about asset and liability sensitivities under various interest-rate scenarios, such as those previously discussed, and do not reflect any actions management may undertake in order to mitigate some of the adverse effects of interest-rate changes on State Street’s financial performance.

NIR-AT-RISK	Estimated Exposure to Net Interest Revenue
(In millions) Rate change:	September 30, 2009	December 31, 2008
+100 bps shock	$(42)	$7
-100 bps shock	(347)	(439)
+100 bps ramp	(40)	(29)
-100 bps ramp	(121)	(166)

The NIR-at-risk to an immediate 100-basis-point increase in market interest rates became more negative as of September 30, 2009, due to lower projected levels of short-term liquid assets. NIR-at-risk exposure to a 100-basis-point downward shock in rates was significantly less negative as of September 30, 2009. Declining liquid assets levels and higher levels of investment securities were primarily responsible for the decline in this exposure. Short-term market interest rates and customer deposit yields both remained below 1.00% in the third quarter. The resulting inability of customer deposit yields to reprice lower to the full extent of the 100-basis-point downward rate shock continue to limit the potential benefit from falling rates.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

The following table presents estimated EVE exposures, calculated as of September 30, 2009 and December 31, 2008, assuming an immediate and prolonged shift in interest rates, the impact of which would be spread over a number of years.

ECONOMIC VALUE OF EQUITY	Estimated Exposure to Economic Value of Equity
(In millions) Rate change:	September 30, 2009	December 31, 2008
+200 bps shock	$(1,087)	$(1,873)
-200 bps shock	(704)	(740)

The third quarter 2009 interest-rate environment, with U.S. interest rates near zero, prevents the 200-basis-point downward shock from fully occurring, as market rates are assumed to fall no lower than zero, and reduces the benefit of lower rates on the fair value of the investment portfolio. Exposure to rising rates was significantly lower at September 30, 2009, due to issuances of long-term debt and shorter asset duration from investment portfolio aging and security sales, partly offset by purchases of fixed-rate investment securities.

Credit Risk

Credit and counterparty risk is defined as the risk of financial loss if a borrower or counterparty is either unable or unwilling to repay borrowings or settle a transaction in accordance with contractual terms. We assume credit and counterparty risk on both our on- and off-balance sheet exposures. The extension of credit and the acceptance of counterparty risk by State Street are governed by corporate guidelines based on the prospective customer’s risk profile, the markets served, counterparty and country concentrations, and regulatory compliance. Our focus on large institutional investors and their businesses requires that we assume concentrated credit risk in a variety of forms. We maintain guidelines and procedures to monitor and manage all material aspects of credit and counterparty risk that we undertake. Counterparties are evaluated on an individual basis at least annually, while material exposures to counterparties are reviewed daily. Processes for credit approval and monitoring are in place for credit extensions. As part of the approval and renewal process, due diligence is conducted based on the size and term of the exposure, as well as the quality of the counterparty. At any point in time, having one or more counterparties to which our exposure exceeds 10% of our total shareholders’ equity, exclusive of unrealized gains or losses, is not unusual.

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

At September 30, 2009, total gross loans and leases were $11.46 billion compared to $9.13 billion at December 31, 2008, primarily reflecting the impact of consolidation of the commercial paper conduits, which added approximately $2.52 billion of structured asset-backed loans, as well as an increase in the volume of daily overdrafts, which generally result from short-duration advances that provide liquidity to customers in support of their transaction flows. Overdrafts included in total gross loans were $3.57 billion and $4.64 billion at September 30, 2009 and December 31, 2008, respectively. Average overdrafts were approximately $3.08 billion for the first nine months of 2009, and $7.95 billion for the first nine months of 2008. These balances do not represent a significant increase in credit risk because of their short-term nature, which is generally overnight, as well as the lack of significant concentration and their occurrence in the normal course of the securities settlement process.

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

On behalf of our customers, we lend their securities to creditworthy banks, broker/dealers and other institutions. In most circumstances, we indemnify our customers for the fair market value of those securities against a failure of the borrower to return such securities. Though these transactions are collateralized, the substantial volume of these activities necessitates detailed credit-based underwriting and monitoring processes. The aggregate fair value of indemnified securities on loan totaled $357.44 billion at September 30, 2009, and $324.59 billion at December 31, 2008. We require the borrowers to provide collateral in an amount equal to or in excess of 100% of the fair market value of the securities borrowed. Collateral received in connection with our securities lending services is held by us as agent and is not recorded in our consolidated statement of condition. The securities on loan and the collateral are revalued daily to determine if additional collateral is necessary. We held, as agent, cash and securities with an aggregate fair value of approximately $367.44 billion and $333.07 billion as collateral for indemnified securities on loan at September 30, 2009 and December 31, 2008, respectively.

The collateral held by us is invested on behalf of our customers. In certain cases, the collateral is invested in third-party repurchase agreements, for which we indemnify the customer against loss of the principal invested. We require the counterparty of the repurchase agreement to provide collateral in an amount equal to or in excess of 100% of the amount of the repurchase agreement. In our role as agent, the indemnified repurchase agreements and the related collateral are not recorded in our consolidated statement of condition. Of the collateral of $367.44 billion at September 30, 2009 and $333.07 billion at December 31, 2008 referenced above, $72.77 billion at September 30, 2009 and $68.37 billion at December 31, 2008 were invested in repurchase agreements for which we have indemnified our customers against shortfalls in the value of the underlying collateral. We held, as agent, $77.09 billion and $71.87 billion as collateral for indemnified investments in repurchase agreements at September 30, 2009 and December 31, 2008, respectively.

Processes for credit approval and monitoring are in place for other extensions of credit. As part of the approval and renewal process, due diligence is conducted based on the size and term of the exposure, as well as the quality of the counterparty. Exposures to these entities are aggregated, evaluated and approved by ERM.

Investments in debt and equity securities, including investments in affiliates, are monitored regularly by Corporate Finance and ERM. Procedures for evaluating impaired securities are discussed in notes 1 and 3 to the consolidated financial statements included in our 2008 Form 10-K, and in note 2 to the consolidated financial statements included in this Form 10-Q.

An allowance for loan losses is maintained to absorb estimated probable credit losses inherent in the loan and lease portfolio, and is reviewed regularly by management for adequacy. An internal risk management system

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

is used to assess probabilities of default of our counterparties, and potential risk of loss in the event of counterparty default. State Street’s risk-rating process incorporates the use of risk-rating tools and management judgment. Qualitative and quantitative inputs are captured in a transparent and replicable manner, and following a formal review and approval process, an internal credit rating based on State Street’s credit scale is assigned. The provision for loan losses is a charge to current earnings to maintain the overall allowance for loan losses at a level considered adequate relative to the level of credit risk in the loan and lease portfolio. The allowance for loan losses was $53 million at September 30, 2009 and $18 million at December 31, 2008.

During 2008, we purchased a portfolio of commercial real estate loans in connection with a defaulted indemnified repurchase obligation. We recorded the loans at their then-estimated fair value of $800 million. During the first nine months of 2009, we recorded provisions for loan losses related to this portfolio of $98 million, to reflect management’s assessment of the effect of the deteriorating economic conditions in the commercial real estate markets during the period and the effect on its expectations with respect to future principal and interest cash flows associated with certain of the loans. The allowance for loan losses related to these loans was reduced by net charge-offs totaling approximately $69 million during the first nine months of 2009. At September 30, 2009, approximately $5 million of these loans had been classified by management as non-performing, as the yield associated with these loans, determined when the loans were acquired, was deemed to be non-accretable. This determination was based on management’s expectation of the future collection of principal and interest on the loans.

We also maintain a separate allowance with respect to the aforementioned off-balance sheet facilities. This allowance, which is recorded in accrued expenses and other liabilities in our consolidated statement of condition, totaled $25 million at September 30, 2009 and $20 million at December 31, 2008. Management reviews the adequacy of this allowance on a regular basis.

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

CONTROLS AND PROCEDURES

State Street has established and maintains disclosure controls and procedures that are designed to ensure that material information relating to State Street and its subsidiaries on a consolidated basis required to be disclosed in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to State Street management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. For the quarter ended September 30, 2009, State Street’s management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of State Street’s disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that State Street’s disclosure controls and procedures were effective as of September 30, 2009.

State Street has also established and maintains internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. In the ordinary course of business, State Street routinely enhances its internal control over financial reporting by either upgrading its current systems or implementing new systems. Changes have been made and will be made to State Street’s internal control over financial reporting as a result of these efforts. During the quarter ended September 30, 2009, no change occurred in State Street’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, State Street’s internal control over financial reporting.

STATE STREET CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
(Dollars in millions, except per share amounts)
Fee revenue:
Servicing fees	$833	$966	$2,394	$2,903
Management fees	219	261	593	819
Trading services	269	363	824	1,049
Securities finance	105	246	487	901
Processing fees and other	45	63	111	194

Total fee revenue	1,471	1,899	4,409	5,866

Net interest revenue:
Interest revenue	898	1,027	2,409	3,452
Interest expense	175	502	542	1,645

Net interest revenue	723	525	1,867	1,807

Gains (Losses) related to investment securities, net:
Net gains from sales of available-for-sale securities	141	26	260	41
Net losses from other-than-temporary impairment(1)	(99)	(29)	(176)	(44)

Gains (Losses) related to investment securities, net	42	(3)	84	(3)
Gains on sale of CitiStreet interest, net of exit and other associated costs	—	350	—	350

Total revenue	2,236	2,771	6,360	8,020

Provision for loan losses	16	—	114	—

Expenses:
Salaries and employee benefits	819	1,022	2,246	3,144
Information systems and communications	165	151	493	470
Transaction processing services	148	165	425	499
Occupancy	118	116	360	341
Provision for legal exposure	250	—	250	—
Merger and integration costs	11	30	40	88
Professional services	76	85	184	273
Amortization of other intangible assets	36	34	104	100
Other	110	322	299	625

Total expenses	1,733	1,925	4,401	5,540

Income before income tax expense and extraordinary loss	487	846	1,845	2,480
Income tax expense	160	369	540	925

Income before extraordinary loss	327	477	1,305	1,555
Extraordinary loss, net of taxes	—	—	(3,684)	—

Net income (loss)	$327	$477	$(2,379)	$1,555

Net income before extraordinary loss available to common shareholders	$327	$477	$1,142	$1,555

Net income (loss) available to common shareholders	$327	$477	$(2,542)	$1,555

Earnings per common share before extraordinary loss:
Basic	$.66	$1.10	$2.48	$3.81
Diluted	.66	1.09	2.45	3.78

Earnings (loss) per common share:
Basic	$.66	$1.10	$(5.47)	$3.81
Diluted	.66	1.09	(5.45)	3.78

Average common shares outstanding (in thousands):
Basic	493,453	430,872	462,900	407,186
Diluted	498,290	435,030	466,234	411,204

Cash dividends declared per share	$.01	$.24	$.03	$.71

(1)

Gross losses for 2009 periods were $828 million and $1,008 million, respectively, of which $729 million and $832 million were related to factors other than credit and were recognized in other comprehensive income (loss).

The accompanying notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION

CONSOLIDATED STATEMENT OF CONDITION

	September 30, 2009	December 31, 2008
(Dollars in millions, except per share amounts)	(Unaudited)
Assets
Cash and due from banks	$5,027	$3,181
Interest-bearing deposits with banks	27,479	55,733
Securities purchased under resale agreements	1,579	1,635
Trading account assets	150	815
Investment securities available for sale	71,675	54,163
Investment securities held to maturity purchased under money market liquidity facility (fair value of $0 and $6,100)	—	6,087
Investment securities held to maturity (fair value of $21,038 and $14,311)	21,267	15,767
Loans and leases (less allowance for losses of $53 and $18)	11,406	9,113
Premises and equipment (net of accumulated depreciation of $2,975 and $2,758)	1,947	2,011
Accrued income receivable	1,618	1,738
Goodwill	4,554	4,527
Other intangible assets	1,845	1,851
Other assets	14,730	17,010

Total assets	$163,277	$173,631

Liabilities
Deposits:
Noninterest-bearing	$13,572	$32,785
Interest-bearing—U.S.	5,327	4,558
Interest-bearing—Non-U.S.	72,869	74,882

Total deposits	91,768	112,225
Securities sold under repurchase agreements	11,890	11,154
Federal funds purchased	4,949	1,082
Short-term borrowings under money market liquidity facility	—	6,042
Other short-term borrowings	20,724	11,555
Accrued expenses and other liabilities	11,661	14,380
Long-term debt	8,845	4,419

Total liabilities	149,837	160,857

Commitments and contingencies (note 8)

Shareholders’ equity
Preferred stock, no par: 3,500,000 shares authorized; 20,000 shares issued and outstanding in 2008	—	1,883
Common stock, $1 par: 750,000,000 shares authorized; 494,652,372 and 431,976,032 shares issued	495	432
Surplus	9,159	6,992
Retained earnings	6,579	9,135
Accumulated other comprehensive loss	(2,776)	(5,650)
Treasury stock, at cost (429,499 and 418,354 shares)	(17)	(18)

Total shareholders’ equity	13,440	12,774

Total liabilities and shareholders’ equity	$163,277	$173,631

The accompanying notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

(Dollars in millions, except per share amounts, shares in thousands)	Preferred Stock	Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Total
		Shares	Amount				Shares	Amount
Balance at December 31, 2007		398,366	$398	$4,630	$7,745	$(575)	12,082	$(899)	$11,299
Comprehensive income:
Net income					1,555				1,555
Change in net unrealized loss on available-for-sale securities, net of related taxes of $(1,580) and reclassification adjustment						(2,516)			(2,516)
Change in net unrealized loss on fair value hedges of available-for-sale securities, net of related taxes of $36						55			55
Foreign currency translation, net of related taxes of $(53)						(108)			(108)
Change in net unrealized loss on cash flow hedges, net of related taxes of $(1)						(3)			(3)
Change in net unrealized loss on hedges of net investments in non-U.S. subsidiaries, net of related taxes						1			1

Total comprehensive income (loss)					1,555	(2,571)			(1,016)
Cash dividends declared ($.71 per share)					(298)				(298)
Common stock acquired							552	—	—
Common stock issued		33,156	34	2,181			(7,391)	538	2,753
Contract payments to State Street Capital Trust III				(36)					(36)
Common stock awards and options exercised, including tax benefit of $52		429		18			(4,838)	344	362

Balance at September 30, 2008		431,951	$432	$6,793	$9,002	$(3,146)	405	$(17)	$13,064

Balance at December 31, 2008	$1,883	431,976	$432	$6,992	$9,135	$(5,650)	418	$(18)	$12,774
Comprehensive income:
Net loss					(2,379)				(2,379)
Change in net unrealized loss on available-for-sale securities, net of reclassification adjustment and losses from other-than-temporary impairment related to factors other than credit, net of related taxes of $1,792						2,866			2,866
Change in net unrealized loss on fair value hedges of available-for-sale securities, net of related taxes of $58						97			97
Losses from other-than-temporary impairment on held-to-maturity securities related to factors other than credit, net of related taxes of $(219)						(362)			(362)
Foreign currency translation, net of related taxes of $(107)						237			237
Change in net unrealized loss on cash flow hedges, net of related taxes of $5						7			7
Change in minimum pension liability, net of related taxes of $18						29			29

Total comprehensive income (loss)					(2,379)	2,874			495
Cash dividends:
Common stock—$.03 per share					(14)				(14)
Preferred stock					(46)				(46)
Prepayment of preferred stock discount	106				(106)				—
Accretion of preferred stock discount	11				(11)				—
Common stock issued		58,974	59	2,172					2,231
Repurchase of TARP preferred investment	(2,000)								(2,000)
Repurchase of TARP common stock warrant				(60)					(60)
Common stock awards and options exercised, including related taxes of $(52)		3,702	4	55					59
Other							11	1	1

Balance at September 30, 2009	$—	494,652	$495	$9,159	$6,579	$(2,776)	429	$(17)	$13,440

The accompanying notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2009	2008
(In millions)
Operating Activities:
Net income (loss)	$(2,379)	$1,555
Adjustments to reconcile net income to net cash used in operating activities:
Non-cash adjustments for depreciation, amortization, accretion and deferred income tax expense	(2,631)	463
Extraordinary loss	6,096	—
(Gains) losses related to investment securities, net	(84)	3
Change in trading account assets, net	364	(6,206)
Other, net	(6,024)	738

Net cash used in operating activities	(4,658)	(3,447)

Investing Activities:
Net (increase) decrease in interest-bearing deposits with banks	28,375	(12,851)
Net decrease in federal funds sold and securities purchased under resale agreements	56	12,575
Proceeds from sales of available-for-sale securities	6,412	5,152
Proceeds from maturities of available-for-sale securities	31,199	20,125
Purchases of available-for-sale securities	(44,178)	(27,773)
Net (increase) decrease in held-to-maturity securities related to AMLF	6,111	(76,707)
Proceeds from maturities of held-to-maturity securities	2,739	1,178
Purchases of held-to-maturity securities	(377)	(890)
Net (increase) decrease in loans and leases	106	(1,785)
Business acquisitions, net of cash acquired	—	38
Purchases of equity investments and other long-term assets	(210)	(175)
Proceeds from sale of equity investment	—	464
Purchases of premises and equipment	(171)	(398)
Other, net	367	254

Net cash (used in) provided by investing activities	30,429	(80,793)

Financing Activities:
Net increase in time deposits	1,923	52,032
Net increase (decrease) in all other deposits	(22,380)	3,043
Net increase (decrease) in short-term borrowings related to AMLF	(6,042)	76,719
Net increase (decrease) in short-term borrowings	(1,874)	2,919
Proceeds from issuance of long-term debt, net of issuance costs	4,435	493
Payments for long-term debt and obligations under capital leases	(27)	(39)
Proceeds from public offering of common stock, net of issuance costs	2,231	2,251
Repurchase of TARP preferred stock investment	(2,000)	—
Repurchase of TARP common stock warrant	(60)	—
Proceeds from issuance of common stock for stock awards and options exercised	33	11
Proceeds from issuances of treasury stock	—	623
Payments for cash dividends	(164)	(282)

Net cash (used in) provided by financing activities	(23,925)	137,770

Net increase	1,846	53,530
Cash and due from banks at beginning of year	3,181	4,733

Cash and due from banks at end of year	$5,027	$58,263

Supplemental Disclosure:
Non-cash investments in capital leases and other premises and equipment	$126	$32

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.    Summary of Significant Accounting Policies

The accounting and financial reporting policies of State Street Corporation conform to accounting principles generally accepted in the United States of America, referred to as GAAP. The parent company is a financial holding company headquartered in Boston, Massachusetts. Unless otherwise indicated or unless the context requires otherwise, all references in these condensed notes to consolidated financial statements to “State Street,” “we,” “us,” “our” or similar references mean State Street Corporation and its subsidiaries on a consolidated basis. Our principal banking subsidiary, State Street Bank and Trust Company, is referred to as State Street Bank. We report two lines of business:

•

Investment Servicing provides services for U.S. mutual funds, collective investment funds and other investment pools, corporate and public retirement plans, insurance companies, foundations and endowments worldwide. Products include custody, product-and participant-level accounting; daily pricing and administration; master trust and master custody; recordkeeping; foreign exchange, brokerage and other trading services; securities finance; deposit and short-term investment facilities; loans and lease financing; investment manager and hedge fund manager operations outsourcing; and performance, risk and compliance analytics to support institutional investors.

•

Investment Management offers a broad array of services for managing financial assets, including investment management and investment research services, primarily for institutional investors worldwide. These services include passive and active U.S. and non-U.S. equity and fixed-income strategies, and other related services, such as securities finance.

The consolidated financial statements accompanying these condensed notes are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the consolidated results of operations in these financial statements, have been made. Events occurring subsequent to the date of our consolidated statement of condition were evaluated for potential recognition or disclosure in our consolidated financial statements through November 6, 2009, the date we filed this Form 10-Q with the SEC.

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and these condensed notes. Actual results could differ from those estimates. Consolidated results of operations for the three and nine months ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. Certain previously reported amounts have been reclassified to conform to current period classifications as presented in this Form 10-Q.

The consolidated statement of condition at December 31, 2008, has been derived from the audited financial statements at that date, but does not include all footnotes required by GAAP for a complete set of financial statements. The accompanying consolidated financial statements and these condensed notes should be read in conjunction with the financial and risk factors information included in our 2008 Form 10-K, our first and second quarter 2009 Forms 10-Q and our Current Report on Form 8-K filed on May 18, 2009, all of which we previously filed with the SEC.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. The new

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 1.    Summary of Significant Accounting Policies (Continued)

standard represents the FASB’s approval of its accounting standards codification as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The codification, which changes the organization and referencing of financial accounting and reporting standards, was effective, for State Street, as of June 30, 2009, and certain references in this Form 10-Q to GAAP use the codification’s numbering system prescribed by the FASB. Since the codification did not change existing GAAP, it has no effect on our consolidated financial statements.

New Accounting Pronouncements

In May 2009, the FASB issued a new accounting standard related to subsequent events. This new standard established general accounting and disclosure guidance with respect to events that occur after the balance sheet date but before financial statements are issued or otherwise available. In particular, the standard sets forth guidance with respect to (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in its financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should provide about events or transactions that occur after the balance sheet date. We adopted the new standard as of June 30, 2009, and adoption had no effect on our consolidated financial statements.

In April 2009, the FASB issued a new accounting standard related to the recognition and presentation of other-than-temporary impairment. This new standard replaced the “intent and ability” criterion in existing GAAP by specifying that (a) if an entity does not have the intent to sell a debt security prior to recovery in value and (b) it is more likely than not that it will not be required to sell the debt security prior to such recovery, the debt security should not be considered other-than-temporarily impaired unless a loss related to credit exists. If a loss related to credit exists, the credit loss component of the other-than-temporary impairment, or OTTI, of the debt security is recognized in results of operations and the remaining component is recognized in other comprehensive income, or OCI, in the balance sheet. Previous guidance required OTTI losses not related to credit to be recognized in results of operations. If an entity intends to sell the debt security, or if it is more likely than not that it will be required to sell the debt security before its recovery in value, the OTTI loss is recognized in results of operations equal to the entire difference between the debt security’s amortized cost basis and its fair value. For debt securities held to maturity, the amount of other-than-temporary impairment recognized in OCI is accreted prospectively over the remaining term of the debt security based on the timing of its estimated future cash flows.

The new standard requires an entity to initially apply its provisions to previously recognized OTTI of debt securities (securities that the entity does not intend to sell and will not more likely than not required to sell before recovery in value) held as of the date of adoption, by recording a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment reclassifies the non-credit component of the previous OTTI to accumulated OCI from retained earnings. We adopted the provisions of the new standard on April 1, 2009. The cumulative effect of the non-credit component of previously recognized OTTI with respect to the subject debt securities held as of the date of adoption was not material.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 1.    Summary of Significant Accounting Policies (Continued)

The new standard also amended the disclosure provisions of existing accounting standards which govern accounting and reporting with respect to debt and equity securities, by requiring disclosures for interim and annual periods for significant security types identified on the basis of how the entity manages, monitors and measures its securities and the nature and risks of the security. The required disclosures are provided in note 2.

In April 2009, the FASB issued a new accounting standard to provide additional guidance with respect to fair value measurement. The new standard, while emphasizing that the objective of fair value measurement described in existing GAAP remains unchanged, provides additional guidance for determining whether market activity for a financial asset or liability has significantly decreased, as well as for identifying circumstances that indicate that transactions are not orderly. The standard reiterates that if a market is determined to be inactive and the related market price is deemed to be reflective of a “distressed sale” price, then management judgment may be required to estimate fair value. The standard identifies factors to be considered when determining whether or not a market is inactive. We adopted the new standard’s provisions on April 1, 2009. Our fair value methodologies already incorporated the concepts of the standard and, accordingly, adoption did not materially change our valuation methodology or underlying process.

In April 2009, the FASB issued a new accounting standard with respect to disclosures about the fair values of financial instruments. The new standard amended existing GAAP to require disclosures about fair values of financial instruments in all interim financial statements. We adopted the provisions of the new standard as of June 30, 2009, and have provided the required disclosures in note 11.

In April 2009, the FASB issued a new accounting standard with respect to accounting for business combinations. This new standard amends and clarifies the provisions of existing GAAP with respect to the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies associated with a business combination. The provisions of the new standard are effective, for State Street, for business combinations occurring after January 1, 2009. The effect of these provisions on our consolidated financial statements will depend on the nature, terms and size of future business combinations.

In June 2008, the FASB issued a new accounting standard with respect to earnings per share. In accordance with the new standard, unvested equity-based awards that contain non-forfeitable rights to dividends are considered to participate with common shareholders in undistributed earnings. As a result, the awards are required to be included in the calculation of basic earnings per common share pursuant to the “two-class” method. For State Street, participating securities are composed of unvested restricted stock and deferred director stock awards. These participating securities, prior to the new standard, were excluded from weighted-average common shares outstanding in the calculation of basic earnings per common share. We applied the provisions of the new standard on January 1, 2009, and have calculated and presented basic earnings per common share on this basis for all periods presented. The effect of the inclusion of participating securities in the calculation of basic earnings per common share for prior periods was not material.

Recent Accounting Developments

In August 2009, the FASB issued a new accounting standard related to fair value measurement and disclosures. The new standard provides guidance for existing GAAP with respect to measuring the fair value of

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 1.    Summary of Significant Accounting Policies (Continued)

liabilities. The new standard clarifies that, when traded as an asset in an active market, the quoted price for the identical liabilities is also a level 1 measurement for that liability when no adjustment to the quoted price is required. The new standard is effective, for State Street, on October 1, 2009. Adoption of the standard will not have a material effect on our consolidated financial condition or results of operations, since our liabilities carried at fair value on a recurring basis consist only of derivative financial instruments for which our measurement of fair value is consistent with the new standard. We are evaluating the effect of the new standard on the methodologies used, and the extent of disclosures, with respect to our estimates of fair value for financial instruments not carried at fair value on a recurring basis, which estimates are disclosed pursuant to current accounting standards.

In June 2009, the FASB issued a new accounting standard related to accounting for transfers of financial assets. The new standard, which amends existing GAAP, eliminates both the exception for qualifying special purpose entities, or SPEs, from consolidation guidance and the exception that permits sale accounting for certain mortgage securitizations when control has not been completely surrendered by the transferor. The new standard is effective, for State Street, on January 1, 2010, and earlier application is not permitted. The standard is not expected to have a material effect on our consolidated financial condition or results of operations.

In June 2009, the FASB issued a new accounting standard related to accounting for variable interest entities. This new standard amended existing GAAP, eliminated the exception for qualifying SPEs, and modified the characteristics that identify a variable interest entity, or VIE. The new standard also provided new criteria for determining the primary beneficiary and increased the frequency of required assessments to determine whether an entity is the primary beneficiary of the VIE. The new standard is effective, for State Street, on January 1, 2010, and earlier application is prohibited.

State Street will adopt the new standard effective January 1, 2010. Significant State Street and industry efforts are still underway to interpret the new standard and its impact. Management estimates, based on current interpretations of the new standard, that State Street may be required to consolidate additional entities upon adoption, including certain of State Street’s managed collective investment funds as well as certain asset-backed securitization trusts where we have significant investments and corresponding unilateral servicer removal rights. Currently, management expects that adoption ultimately will not have a material effect on our consolidated financial condition or results of operations.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 2.    Investment Securities

	September 30, 2009				December 31, 2008
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
(In millions)		Gains	Losses			Gains	Losses
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$11,690	$8	$10	$11,688	$11,577	$21	$19	$11,579
Mortgage-backed securities	15,368	138	63	15,443	10,775	129	106	10,798
Asset-backed securities	32,543	806	3,832	29,517	25,049	8	5,633	19,424
Collateralized mortgage obligations	2,310	173	274	2,209	1,837	7	403	1,441
State and political subdivisions	5,877	313	297	5,893	6,230	105	623	5,712
Other debt securities	5,809	112	24	5,897	4,816	51	144	4,723
Money-market mutual funds	839	—	—	839	344	—	—	344
Other equity securities	191	2	4	189	158	3	19	142

Total	$74,627	$1,552	$4,504	$71,675	$60,786	$324	$6,947	$54,163

Held to maturity purchased under AMLF:
Asset-backed commercial paper	$—	$—	$—	$—	$6,087	$13	$—	$6,100

Held to maturity:
U.S. Treasury and federal agencies:
Direct obligations	$500	$18		$518	$501	$27		$528
Mortgage-backed securities	661	34		695	810	17		827
Asset-backed securities	10,810	452	$443	10,819	3,986	38	$412	3,612
Collateralized mortgage obligations	9,013	240	536	8,717	9,979	29	1,159	8,849
State and political subdivisions	198	6	—	204	382	4	—	386
Other debt securities	85	—	—	85	109	—	—	109

Total	$21,267	$750	$979	$21,038	$15,767	$115	$1,571	$14,311

Aggregate investment securities carried at $43.89 billion and $42.74 billion at September 30, 2009 and December 31, 2008, respectively, were designated as pledged for public and trust deposits, short-term borrowings and for other purposes as provided by law.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 2.    Investment Securities (Continued)

Gross pre-tax unrealized losses on investment securities consisted of the following as of September 30, 2009 and December 31, 2008:

	Less than 12 continuous months		12 continuous months or longer		Total
September 30, 2009 (In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$258	$2	$556	$8	$814	$10
Mortgage-backed securities	4,182	18	1,428	45	5,610	63
Asset-backed securities	4,263	156	17,464	3,676	21,727	3,832
Collateralized mortgage obligations	387	81	685	193	1,072	274
State and political subdivisions	392	286	463	11	855	297
Other debt securities	1,502	1	176	23	1,678	24
Other equity securities	33	4	—	—	33	4

Total	$11,017	$548	$20,772	$3,956	$31,789	$4,504

Held to maturity:
Asset-backed securities	$2,191	$86	$1,651	$357	$3,842	$443
Collateralized mortgage obligations	795	61	3,445	475	4,240	536

Total	$2,986	$147	$5,096	$832	$8,082	$979

	Less than 12 continuous months		12 continuous months or longer		Total
December 31, 2008 (In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$753	$8	$456	$11	$1,209	$19
Mortgage-backed securities	1,342	30	1,464	76	2,806	106
Asset-backed securities	6,403	883	12,493	4,750	18,896	5,633
Collateralized mortgage obligations	1,107	314	83	89	1,190	403
State and political subdivisions	2,003	515	317	108	2,320	623
Other debt securities	1,516	80	262	64	1,778	144
Other equity securities	132	17	11	2	143	19

Total	$13,256	$1,847	$15,086	$5,100	$28,342	$6,947

Held to maturity:
Asset-backed securities	$600	$25	$2,642	$387	$3,242	$412
Collateralized mortgage obligations	3,541	564	3,539	595	7,080	1,159

Total	$4,141	$589	$6,181	$982	$10,322	$1,571

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 2.    Investment Securities (Continued)

Certain asset-backed and municipal (state and political subdivisions) securities have the benefit of third-party guarantees from financial guaranty insurance companies. The aggregate amortized cost of securities with underlying guarantees was approximately $3.40 billion at September 30, 2009 and $2.49 billion at December 31, 2008. Certain asset-backed securities, which totaled approximately $246 million at September 30, 2009, are currently drawing on the underlying guarantees in order to make contractual principal and interest payments to State Street. In these cases, the performance of the underlying security is highly dependent on the performance of the guarantor. During 2008 and 2009, many of these guarantors experienced ratings downgrades. The credit ratings of the guarantors ranged from “AA” to “CC” as of September 30, 2009.

The consolidation of the asset-backed commercial paper conduits in May 2009, more fully discussed in note 9, added investment securities with an aggregate fair value of approximately $16.6 billion to our investment securities portfolio. These investment securities included certain debt securities held by the conduits with a then aggregate fair value of approximately $4.68 billion. The aggregate fair value of these debt securities was approximately $5.02 billion at September 30, 2009.

Of the aggregate fair value of $5.02 billion at September 30, 2009, approximately $267 million of the securities had expected credit loss on the date of consolidation. Accordingly, current accounting standards require management to estimate expected future principal, interest and other contractual cash flows from each of these securities. Using this accounting, the yield that may be accreted on each security is limited to the excess of management’s estimate of undiscounted expected future cash flows over the initial investment in the security. On a quarterly basis, management updates its expected cash flow assumptions. Subsequent changes in cash flows expected to be collected on each security are either recognized prospectively through an adjustment of the yield on the security over its remaining term, or are evaluated for other-than-temporary impairment. During the third quarter of 2009, we recorded losses from other-than-temporary impairment of these securities of $11 million, with $5 million related to credit. No other-than-temporary impairment of these securities was recorded during the second quarter of 2009.

Of the aggregate fair value of $5.02 billion at September 30, 2009, approximately $4.75 billion of the securities are considered by current accounting standards to be beneficial interests in a securitization. Accordingly, interest revenue is recognized over the term of each security based on the accretable yield determined by periodically estimating each security’s expected future contractual cash flows. Subsequent changes in cash flows expected to be collected on each security are either recognized prospectively through an adjustment of the yield on the security over its remaining term, or are evaluated for other-than-temporary impairment. During the third quarter of 2009, we recorded losses from other-than-temporary impairment of these securities of $32 million, with $12 million related to credit. No other-than-temporary impairment of these securities was recorded during the second quarter of 2009.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 2.    Investment Securities (Continued)

Gains and losses related to investment securities were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2009	2008	2009	2008
Gross gains from sales of available-for-sale securities	$171	$29	$308	$67
Gross losses from sales of available-for-sale securities	(30)	(3)	(48)	(26)

Gross losses from other-than-temporary impairment	(828)	(29)	(1,008)	(44)
Losses not related to credit(1)	729	—	832	—

Net impairment losses	(99)	(29)	(176)	(44)

Gains (losses) related to investment securities, net	$42	$(3)	$84	$(3)

(1)	These losses were recognized as a component of other comprehensive income; see note 10.

We recorded gross other-than-temporary-impairment losses of $828 million for the third quarter of 2009 and $1.01 billion for the first nine months of 2009. Of the total recorded, $99 million and $176 million, respectively, related to credit and were recognized in our consolidated statement of income. The remaining $729 million and $832 million, respectively, related to factors other than credit, and were recognized, net of related taxes, as a component of other comprehensive income in our consolidated statement of condition. The $99 million recorded for the third quarter of 2009 was composed of $63 million associated with expected credit losses, $23 million related to changes in management’s intent not to sell the impaired securities prior to their recovery in value, and $13 million related to adverse changes in the timing of expected future cash flows. The majority of the impairment losses related to non-agency securities collateralized by mortgages, which, pursuant to its analysis, management concluded had experienced credit loss based on the present value of the securities’ expected cash flows. These securities are classified as asset-backed securities in the foregoing investment securities tables.

We conduct periodic reviews to evaluate each security that is impaired, i.e., has an unrealized loss. Impairment exists when the current fair value of an individual security is below its amortized cost basis. For debt securities available for sale and held to maturity, other-than-temporary impairment is recorded in consolidated results of operations when management intends to sell (or may be required to sell) securities before they recover in value, or when management expects the present value of cash flows expected to be collected to be less than the amortized cost of the impaired security (a credit loss).

Our review of impaired securities generally entails:

•

the identification and evaluation of securities that have indications of possible other-than-temporary impairment, such as issuer-specific concerns like bankruptcy or deteriorating financial condition;

•	the analysis of expected future cash flows of securities, based on quantitative and qualitative factors;

•	the analysis of the collectibility of those future cash flows, including information about past events, current conditions and reasonable and supportable forecasts;

•	the analysis of individual impaired securities, including consideration of the length of time the security has been in an unrealized loss position and the anticipated recovery period;

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 2.    Investment Securities (Continued)

•

the discussion of evidential matter, including an evaluation of factors or triggers that could cause individual securities to be deemed other-than-temporarily impaired and those that would not support other-than-temporary impairment; and

•	documentation of the results of these analyses, as required under internal business policies.

Factors considered in determining whether impairment is other than temporary include:

•	the length of time for which the security has been impaired;

•	the severity of the impairment;

•	the cause of the impairment and the financial condition and near-term prospects of the issuer;

•	activity in the market of the issuer which may indicate adverse credit conditions; and

•	our ability and intent not to sell, and the likelihood that we will not be required to sell, the security for a period of time sufficient to allow for any expected recovery in its value.

The majority of our investment securities are in the form of debt securities. Debt securities that are not deemed to be credit-impaired are subject to additional management analysis to assess whether it intends to sell, or would not, more-likely-than-not, be required to sell, the security before the expected recovery to its amortized cost basis. In most cases, management has no intent to sell and believes that it is more likely than not that it will not be required to sell the security before recovery to its amortized cost basis. Where the decline in the security’s fair value is deemed to be other than temporary, the loss is recorded in our consolidated results of operations.

A critical component of the evaluation for other-than-temporary impairment of our debt securities is the identification of credit-impaired securities, where management does not expect to receive cash flows sufficient to recover the entire amortized cost basis of the security. The following describes our process for identifying credit impairment in security types with the most significant unrealized losses as of September 30, 2009.

Mortgage- and Asset-Backed Securities

For U.S. mortgage-backed securities (in particular, “Alt-A” mortgages, sub-prime first-lien mortgages and home equity lines of credit that have significant unrealized losses as a percentage of their amortized cost), credit impairment is assessed using cash flow models, tailored for each security, that estimates the future cash flows on the underlying mortgages, using the security-specific collateral and transaction structure. Estimates of future cash flows are subject to management judgment.

Loss rates are calculated for each security and take into consideration collateral type, vintage, borrower profile, geography and other factors. By using these factors, management develops a roll-rate analysis to gauge future expected losses based upon current delinquencies and expected future loss trends. Indicative ranges of critical estimates include:

September 30, 2009
Prepayment rate	2.5 - 17.1%
Conditional default rates	2.1 - 25.9%
Loss severity(1)	44.8 - 70.5%
Peak-to-trough housing price decline(2)	35 - 40%

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 2.    Investment Securities (Continued)

(1)	Loss severity rates consider the initial loan-to-value ratio, lien position, current collateral value and other factors.
(2)	Measured by the Case-Shiller National HPI.

In addition to the above analysis, management performs stress tests which contain more severe loss assumptions. These analyses provide further insight into the expected credit performance of these securities and are integral to the assessment of whether a security is other-than-temporarily impaired.

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

After a full review of all investment securities, taking into consideration current economic conditions, adverse situations that might affect our ability to fully collect interest and principal, the timing of future payments, the credit quality and performance of the underlying collateral of asset-backed securities, and other relevant factors, and excluding the securities for which other-than-temporary impairment was recorded during the first nine months of 2009, management considers the aggregate decline in fair value of the remaining securities and the resulting gross unrealized losses of $5.48 billion related to 2,231 securities at September 30, 2009 to be temporary and not the result of any material changes in the credit characteristics of the securities.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 2.    Investment Securities (Continued)

Contractual maturities of debt investment securities were as follows as of September 30, 2009:

(In millions)	Under 1 Year	1 to 5 Years	6 to 10 Years	Over 10 Years
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$10,497	$398	$197	$596
Mortgage-backed securities	113	1,240	7,588	6,502
Asset-backed securities	522	10,964	9,092	8,939
Collateralized mortgage obligations	29	649	177	1,354
State and political subdivisions	351	2,055	2,034	1,453
Other debt securities	3,476	1,532	843	46

Total	$14,988	$16,838	$19,931	$18,890

Held to maturity:
U.S. Treasury and federal agencies:
Direct obligations	$500
Mortgage-backed securities	—	$54	$212	$395
Asset-backed securities	692	2,994	481	6,643
Collateralized mortgage obligations	855	3,054	2,133	2,971
State and political subdivisions	37	142	17	2
Other debt securities	81	4	—	—

Total	$2,165	$6,248	$2,843	$10,011

The contractual maturities presented above do not represent management’s estimate of expected future cash flows from the securities. The maturities of asset-backed securities, mortgage-backed securities and collateralized mortgage obligations are based upon expected principal payments.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 2.    Investment Securities (Continued)

The following table presents activity with respect to credit-related losses recognized in our consolidated statement of income associated with securities considered other-than-temporarily impaired:

(in millions)	Total
Balance at April 1, 2009	$—
Plus credit-related losses for which other-than-temporary impairment was not previously recognized	64
Less:
Losses realized for securities sold	(11)
Losses related to securities intended or required to be sold	(5)

Balance at June 30, 2009	$48
Plus credit-related losses for which other-than-temporary impairment was not previously recognized	99
Less:
Losses realized for securities sold	(6)
Losses related to securities intended or required to be sold	(17)

Balance at September 30, 2009	$124

Note 3.    Loans and Lease Financing

At September 30, 2009, we held commercial real estate loans with an aggregate carrying value of approximately $592 million that were purchased in 2008 pursuant to indemnified repurchase agreements. The loans, which are primarily collateralized by direct and indirect interests in commercial real estate, were recorded at their then-estimated fair value, based on management’s expectation with respect to collection of principal and interest using appropriate market discount rates as of the date of acquisition.

Although a portion of these loans is 90 days or more contractually past-due, we do not report them as past-due loans, because under applicable accounting standards, the interest earned on these loans is based on an accretable yield resulting from management’s expectation of the cash flows for each loan relative to both the timing and collection of principal and interest as of the reporting date, not contractual payment terms. These cash flow estimates are updated quarterly to reflect changes in management’s expectations, which consider market conditions.

At September 30, 2009, we held structured asset-backed loans with an aggregate carrying value of approximately $2.52 billion that were added in connection with the May 2009 consolidation of the asset-backed commercial paper conduits. These loans, which represent undivided interests in securitized pools of underlying third-party receivables, are held for investment.

The allowance for loan losses was $53 million at September 30, 2009 and $18 million at December 31, 2008. During the nine months ended September 30, 2009, activity in the allowance for loan losses was composed of an aggregate provision of approximately $114 million, of which $98 million related to the commercial real estate loans described above, offset by net charge-offs of approximately $79 million, of which $69 million

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 3.    Loans and Lease Financing (Continued)

related to the commercial real estate loans. At September 30, 2009, approximately $5 million of the aforementioned commercial real estate loans had been classified by management as non-performing, as the yield associated with certain of the loans, determined when the loans were acquired, was deemed to be non-accretable. This determination was based on management’s expectation of the future collection of principal and interest on the loans.

Note 4.    Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill were as follows for the nine months ended September 30, 2009:

(In millions)	Investment Servicing	Investment Management	Total
Balance at December 31, 2008	$4,521	$6	$4,527
Reduction of goodwill previously recorded	(16)	—	(16)
Foreign currency translation	43	—	43

Balance at September 30, 2009	$4,548	$6	$4,554

The reduction of goodwill previously recorded was associated with a refund of foreign income taxes received during the first nine months of 2009 that were originally paid as part of a previous acquisition.

The gross carrying amount and accumulated amortization of other intangible assets were as follows as of September 30, 2009 and December 31, 2008:

	September 30, 2009			December 31, 2008
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$1,627	$(383)	$1,244	$1,573	$(277)	$1,296
Core deposits	500	(51)	449	500	(34)	466
Other	244	(92)	152	170	(81)	89

Total	$2,371	$(526)	$1,845	$2,243	$(392)	$1,851

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 5.    Other Assets and Accrued Expenses and Other Liabilities

Other Assets

Other assets consisted of the following as of September 30, 2009 and December 31, 2008:

(In millions)	September 30, 2009	December 31, 2008
Unrealized gains on derivative financial instruments	$5,361	$11,943
Collateral deposits	1,175	2,709
Equity investments in joint ventures and other unconsolidated entities	494	412
Deferred tax assets	4,356	—
Other	3,344	1,946

Total	$14,730	$17,010

Accrued Expenses and Other Liabilities

In 2007, in connection with the Investors Financial acquisition, we recorded liabilities for exit and termination costs of approximately $67 million. These costs were composed of liabilities for severance associated with Investors Financial employees, abandonment of Investors Financial operating leases, and termination of service and other contracts executed by Investors Financial with third parties. These costs were recorded as part of the purchase price, and resulted in additional goodwill. The liability related to lease abandonments is expected to be reduced over the terms of the related leases, which as of September 30, 2009 is approximately eleven years.

The following table presents activity related to these liabilities for the first nine months of 2009.

(In millions)	Severance	Lease Abandonments	Total
Balance at December 31, 2008	$6	$35	$41
Payments	(1)	—	(1)
Other adjustments	—	4	4

Balance at September 30, 2009	$5	$39	$44

In December 2008, we implemented a plan to reduce our expenses from operations and support our long-term growth. In connection with this plan, we recorded aggregate restructuring charges of $306 million in our consolidated statement of income for 2008. The primary component of the plan was an involuntary reduction of our global workforce, which was substantially completed by the end of the first three months of 2009. Other components of the plan included costs related to lease and software license terminations, restructuring of agreements with technology providers and other costs.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 5.    Other Assets and Accrued Expenses and Other Liabilities (Continued)

The following table presents activity related to these liabilities for the first nine months of 2009. During the nine months ended September 30, 2009, approximately 1,570 employees were involuntarily terminated and left State Street.

(In millions)	Severance	Lease and Asset Write-Offs	Other	Total
Balance at December 31, 2008	$230	$17	$3	$250
Payments and adjustments	196	7	3	206

Balance at September 30, 2009	$34	$10	$—	$44

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

Note 7.    Long-Term Debt

In May 2009, we issued $500 million of 4.30% fixed-rate senior unsecured notes that will mature on May 30, 2014, with interest payable semi-annually in arrears on May 30 and November 30 of each year, beginning on November 30, 2009. We cannot redeem the notes prior to maturity. We incurred costs of approximately $1.7 million in connection with the issuance, primarily composed of underwriting, legal and SEC registration fees. We completed the issuance primarily in connection with our intention to repurchase the U.S. Treasury’s preferred equity investment received in October 2008 under the TARP Capital Purchase Program.

In March 2009, we issued an aggregate of $1.5 billion of 2.15% fixed-rate senior unsecured notes that mature on April 30, 2012, with interest payable semi-annually in arrears on April 30 and October 30 of each year, beginning on April 30, 2009. We have the option to redeem the notes before their maturity if we become obligated to pay certain additional amounts because of changes in the laws or regulations of any U.S. taxing authority. These senior notes are guaranteed by the FDIC under its Temporary Liquidity Guarantee Program, or TLGP. If we fail to make a timely payment of any principal or interest, the FDIC is obligated to make such payment following required notification. The FDIC’s guarantee will expire upon their redemption or on April 30, 2012. We incurred costs of approximately $5 million in connection with the issuance, primarily composed of underwriting, legal and SEC registration fees. Upon issuance of the senior notes, we paid the FDIC

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 7.    Long-Term Debt (Continued)

approximately $47.5 million to utilize the guarantee. The aggregate of the FDIC guarantee fee and other issuance costs will be amortized as a reduction of net interest revenue in our consolidated statement of income over the term of the notes.

In March 2009, State Street Bank issued an aggregate of $2.45 billion of fixed- and floating-rate senior notes. $1 billion of 1.85% fixed-rate senior notes mature on March 15, 2011, and interest is payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2009. $1.45 billion of floating-rate senior notes mature on September 15, 2011, and interest is payable quarterly at the three-month LIBOR rate plus 20 basis points on March 15, June 15, September 15 and December 15 of each year, beginning on June 15, 2009. The interest on the floating-rate senior notes will reset quarterly on each interest payment date each year, beginning on June 15, 2009. State Street Bank has the option to redeem the notes before their maturity if it becomes obligated to pay additional interest because of changes in the laws or regulations of any U.S. taxing authority. These senior notes are guaranteed by the FDIC under its TLGP. If State Street Bank fails to make a timely payment of any principal or interest under the senior notes, the FDIC is obligated to make such payment following required notification. The FDIC’s guarantee will expire upon redemption of the notes or on the notes’ respective maturity. Upon issuance of the senior notes, State Street Bank paid the FDIC approximately $56 million to utilize the guarantee. State Street Bank incurred costs of approximately $5 million in connection with the issuance, primarily composed of underwriting and legal fees. The aggregate of the FDIC guarantee fee and other issuance costs will be amortized as a reduction of net interest revenue in our consolidated statement of income over the term of the notes.

Note 8.    Commitments and Contingencies

Off-Balance Sheet Commitments and Contingencies

In the normal course of business, we hold assets under custody and management in a custodial or fiduciary capacity. Management conducts regular reviews of its responsibilities in this regard and considers the results in preparing the consolidated financial statements. In the opinion of management, no contingent liabilities existed at September 30, 2009, that would have had a material adverse effect on State Street’s consolidated financial condition or results of operations.

On behalf of our customers, we lend their securities to brokers and other institutions. In most circumstances, we indemnify our customers for the fair market value of those securities against a failure of the borrower to return such securities. The aggregate fair value of indemnified securities on loan totaled $357.44 billion at September 30, 2009, and $324.59 billion at December 31, 2008. We require the borrowers to provide collateral in an amount equal to or in excess of 100% of the fair market value of the securities borrowed. Securities on loan are revalued daily to determine if additional collateral is necessary. Collateral received in connection with our securities lending services is held by us as agent and is not recorded in our consolidated statement of condition. We held, as agent, cash and securities with an aggregate fair value of approximately $367.44 billion and $333.07 billion as collateral for indemnified securities on loan at September 30, 2009 and December 31, 2008, respectively.

The collateral held by us as agent is invested on behalf of our customers. In certain cases, the collateral is invested in third-party repurchase agreements, for which we indemnify the customer against loss of the principal

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 8.    Commitments and Contingencies (Continued)

invested. We require the counterparty to the repurchase agreement to provide collateral in an amount equal to or in excess of 100% of the amount of the repurchase agreement. In our role as agent, the indemnified repurchase agreements and the related collateral are not recorded in our consolidated statement of condition. Of the collateral of $367.44 billion at September 30, 2009 and $333.07 billion at December 31, 2008 referenced above, $72.77 billion at September 30, 2009 and $68.37 billion at December 31, 2008 were invested in indemnified repurchase agreements. We held, as agent, $77.09 billion and $71.87 billion as collateral for indemnified investments in repurchase agreements at September 30, 2009 and December 31, 2008, respectively.

Legal Proceedings

Several customers have filed litigation claims against us, some of which are putative class actions purportedly on behalf of customers, including customers which invested in certain of State Street Global Advisors’, or SSgA’s, active fixed-income strategies. These claims related to investment losses in one or more of SSgA’s strategies that included sub-prime investments. In 2007, we established a reserve of approximately $625 million to address legal exposure associated with these active fixed-income strategies managed by SSgA and customer concerns as to whether the execution of these strategies was consistent with the customers’ investment intent. These strategies were adversely impacted by exposure to, and the lack of liquidity in, sub-prime mortgage markets that resulted from the disruption in the global securities markets during the second half of 2007.

On June 25, 2009, the Staff of the SEC provided State Street Bank with a “Wells” notice related to the SEC’s ongoing investigation into disclosures and management by SSgA of these active fixed-income strategies during 2007 and prior periods. In the Wells notice, the SEC Staff has informed us that it is proceeding with an enforcement recommendation to the SEC Commissioners asking the SEC Commissioners to authorize a civil enforcement action against us alleging violations of antifraud provisions of the federal securities laws. Since the receipt of the Wells notice, we have been in discussions regarding a potential settlement of this matter with the SEC, the Massachusetts Secretary of State and the Massachusetts Attorney General. There can be no certainty that we will reach agreement with these governmental authorities on the terms of any settlement; however, based upon our discussions to date, we have determined that it is appropriate to increase our previously established reserve by $250 million, to take into account such a potential settlement and the other ongoing litigation related to the active fixed-income strategies. After aggregate payments of $432 million, and adjusted for the provision, the reserve totaled approximately $443 million at September 30, 2009. While we have determined that it is appropriate to increase our reserve for the active fixed-income matter, we have not entered into a settlement agreement with the SEC or any other regulator at this time, and there can be no assurance that we will do so in the future. If such settlement discussions are not successful and the SEC or other regulators were to pursue an enforcement action, such enforcement proceeding, and the outcome thereof, may have a material adverse effect on our business.

We recently entered into a settlement of the purported class action with respect to ERISA participants in the active fixed-income strategies. The proposed settlement, which totals $89.75 million, is subject to court approval, and as such has not been deducted from the aforementioned reserve at September 30, 2009.

The Attorney General of the State of California has commenced an action against State Street Bank under the California False Claims Act and California Business and Professional Code section 17200, relating to

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 8.    Commitments and Contingencies (Continued)

services State Street Bank provides to California state pension plans. The California Attorney General asserts that the pricing of certain foreign exchange transactions for these pension plans was not consistent with the terms of the applicable custody contracts and related disclosures to the plans, and that, as a result, State Street Bank made false claims and engaged in unfair competition. The Attorney General asserts actual damages of $56 million and seeks additional penalties. We believe that we have defenses to the claims that have been asserted in the proceeding by the State of California; however, there can be no assurance as to the outcome of this litigation. We provide custody and foreign exchange services to government pension plans in other jurisdictions and it is possible that similar proceedings could be commenced in other jurisdictions or with respect to other types of customers. Other governmental authorities have requested that we provide them with information related to our services to state pension plans. Proceedings of this nature could have a material effect on our reputation and on our future revenues.

As we previously disclosed, an indirect participant in certain of the collective funds managed by SSgA which engage in securities lending has commenced a putative class action on behalf of all investors in such funds that are ERISA benefit plans. Such action alleges, among other things, that we failed to exercise prudence in the management of our collateral pools in which the collective funds had invested cash collateral from securities lending. We have also been responding to inquiries from the SEC in connection with our cash collateral pools.

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

While it is unclear whether we will be able to reach an acceptable resolution with the IRS, management believes we are sufficiently accrued as of September 30, 2009 for tax exposures, including exposures related to SILO transactions, and related interest expense. If management revises its evaluation of this tax position in a future period, the effect of the revision will be recorded in income tax expense in that period.

Other Contingencies

In the normal course of our business, we offer products that provide book-value protection primarily to plan participants in stable value funds managed by non-affiliated investment managers of postretirement defined contribution benefit plans, particularly 401(k) plans. The book-value protection is provided on portfolios of intermediate, investment grade fixed-income securities, and is intended to provide safety and stable growth of principal invested. The protection is intended to cover any shortfall in the event that a significant number of plan participants withdraw funds when book value exceeds market value and the liquidation of the assets is not sufficient to redeem the participants. To manage our exposure, we impose significant restrictions and constraints on the timing and cause of the withdrawals, the manner in which the portfolio is liquidated and the funds are accessed, and the investment parameters of the underlying portfolio. These constraints, combined with structural protections, are designed to provide adequate cushion and guard against payments even under extreme stress scenarios. As of September 30, 2009 and December 31, 2008, the aggregate notional amount of these guarantees, which are individually accounted for as derivative financial instruments, totaled $54.13 billion and $54.83 billion, respectively. Changes in the fair value of these derivatives are recorded in other expenses in our consolidated statement of income. As of September 30, 2009, we have not made a payment under the guarantees, and management believes that the probability of material payment under these guarantees is remote.

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

September 30, 2009 and December 31, 2008, we carried investment securities available for sale, composed of securities related to state and political subdivisions, with a fair value of $3.20 billion and $3.05 billion, respectively, and other short-term borrowings of $2.73 billion and $2.86 billion, respectively, in our consolidated statement of condition in connection with these trusts.

We transfer assets to the trusts from our investment securities portfolio at adjusted book value, and the trusts finance the acquisition of these assets by selling certificated interests issued by the trusts to third-party investors and to State Street as residual holder. These transfers do not meet the de-recognition criteria of existing GAAP, and therefore are recorded in our consolidated financial statements. The trusts had a weighted-average life of approximately 8.2 years at September 30, 2009 and 8.3 years at December 31, 2008. Under separate legal agreements, we provide standby bond purchase agreements to these trusts, which obligate State Street to acquire the certificated interests at par value in the event that the re-marketing agent is unable to place the certificated interests with investors. Our obligations as standby bond purchase agreement provider terminate in the event of the following credit events: payment default, bankruptcy of the issuer or credit enhancement provider, the imposition of taxability, or the downgrade of an asset held by the trust below investment grade. Our commitments to the trusts under these standby bond purchase agreements totaled $2.79 billion at September 30, 2009, none of which was utilized at period-end. In the event that our obligations under these agreements are triggered, no material impact to our consolidated financial condition or results of operations is expected to occur, because the securities are already recorded at fair value in our consolidated statement of condition.

Asset-Backed Commercial Paper Program

Effective May 15, 2009, we elected to take action that resulted in the consolidation onto our consolidated balance sheet as described in the following paragraph, for financial reporting purposes, of all of the assets and liabilities of the four multi-seller asset-backed commercial paper programs, or conduits, that we sponsored and administered. The consolidation was completed following the voluntary redemption by us, as administrator of the conduits, of the conduits’ aggregate outstanding subordinated debt, or first-loss notes, of approximately $67 million. We consolidated the conduits only for accounting purposes and did not legally acquire all of their assets and liabilities.

Pursuant to the provisions of existing GAAP which govern the accounting for special purpose entities, our redemption of the first-loss notes resulted in us being determined to be the primary beneficiary of the conduits, and required us to consolidate them. In accordance with existing GAAP, we recorded the conduits’ aggregate assets and liabilities in our consolidated balance sheet at their estimated fair values on the date of consolidation, and recorded a pre-tax extraordinary loss of approximately $6.10 billion, or approximately $3.68 billion after-tax, in our consolidated statement of income. This loss was primarily related to the unrealized mark-to-market loss on the conduits’ assets, primarily mortgage- and asset-backed securities, which as of the date of consolidation had an aggregate book value of approximately $22.7 billion and an aggregate fair value of approximately $16.6 billion. We also added aggregate short-term borrowings of approximately $20.95 billion, composed of commercial paper issued by the conduits, to our consolidated balance sheet.

The difference between the aggregate fair value of the conduits’ investment securities and their par value on the date of consolidation created a discount. Based on a detailed security-by-security analysis, we believe that the

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 9.    Securitizations and Variable Interest Entities (Continued)

vast majority of this discount is related to factors other than credit. To the extent that the projected cash flows of the securities exceed their consolidation date book values, the portion of the discount not related to credit will be accreted into net interest revenue over the securities’ remaining terms. Subsequent to the consolidation, we recorded accretion of approximately $279 million and $391 million in net interest revenue for the three months ended September 30, 2009 and the period from May 15, 2009 to September 30, 2009, respectively, in our consolidated statement of income.

Collateralized Debt Obligations

We manage a series of collateralized debt obligations, referred to as CDOs. A CDO is a managed investment vehicle which purchases a portfolio of diversified assets. A CDO funds purchases through the issuance of several tranches of debt and equity, the repayment and return of which are linked to the performance of the assets in the CDO. Typically, our involvement is as collateral manager. We may also invest in a small percentage of the debt issued. These entities typically meet the definition of a variable interest entity under existing GAAP. We are not the primary beneficiary of these CDOs, as defined by GAAP, and do not record these CDOs in our consolidated financial statements. At both September 30, 2009 and December 31, 2008, total assets in these CDOs were $2.0 billion. We did not acquire or transfer any investment securities to a CDO during the nine months ended September 30, 2009.

Note 10.    Shareholders’ Equity

Accumulated other comprehensive income included the following components as of the dates indicated:

(In millions)	September 30, 2009	December 31, 2008
Foreign currency translation	$305	$68
Net unrealized loss on hedges of net investments in non-U.S. subsidiaries	(14)	(14)
Net unrealized loss on available-for-sale securities	(2,250)	(5,205)
Net unrealized loss on fair value hedges of available-for-sale securities	(145)	(242)
Losses from other-than-temporary impairment on available-for-sale securities related to factors other than credit	(89)	—
Losses from other-than-temporary impairment on held-to-maturity securities related to factors other than credit	(362)	—
Minimum pension liability	(200)	(229)
Net unrealized loss on cash flow hedges	(21)	(28)

Total	$(2,776)	$(5,650)

The net after-tax unrealized loss on available-for-sale securities of $2.25 billion and $5.21 billion as of September 30, 2009 and December 31, 2008, respectively, included $733 million and $1.39 billion, respectively,

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 10.    Shareholders’ Equity (Continued)

of net after-tax unrealized losses related to securities reclassified from securities available for sale to securities held to maturity. The decrease compared to December 31, 2008 resulted from amortization and from the recognition of losses from other-than-temporary impairment of certain of the securities.

For the nine months ended September 30, 2009, we realized net pre-tax gains of $260 million from sales of available-for-sale securities. Unrealized pre-tax gains of $60 million were included in other comprehensive income at December 31, 2008, net of deferred taxes of $24 million, related to these sales.

For the nine months ended September 30, 2008, we realized net pre-tax gains of $41 million from sales of available-for-sale securities. Unrealized pre-tax gains of $31 million were included in other comprehensive income at December 31, 2007, net of deferred taxes of $12 million, related to these sales.

Total comprehensive income for the nine months ended September 30, 2009 was $495 million, composed of $2,379 million of net loss net of $2,874 million of other comprehensive income, which represents the overall change in accumulated other comprehensive income presented in the above table. Total comprehensive loss for the nine months ended September 30, 2008 was $1,016 million, composed of $1,555 million of net income less $2,571 million of other comprehensive loss.

Total comprehensive income (loss) for the three months ended September 30, 2009 and 2008 was $1,379 million and $(953) million, respectively.

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

In June 2009, we repurchased the full amount of the U.S. Department of the Treasury’s $2 billion equity investment under the TARP Capital Purchase Program, by redeeming all of the outstanding shares of our Series B fixed-rate cumulative perpetual preferred stock at its aggregate liquidation amount plus accrued dividends, or approximately $2 billion. The excess of the aggregate liquidation amount over the $1.89 billion carrying value of the preferred stock, which totaled approximately $106 million, was recorded as a reduction of retained earnings, and thus affected earnings available to common shareholders for the three months ended June 30, 2009 and the nine months ended September 30, 2009. The effect of the prepayment of the preferred stock discount on earnings available to common shareholders is more fully described in note 17.

In July 2009, we repurchased the warrant to purchase shares of our common stock, originally issued to Treasury as part of its overall investment, at its fair value of $60 million. While the repurchase of the warrant reduced shareholders’ equity, it did not affect our earnings available to common shareholders, because it was recorded as a reduction of surplus.

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

We estimate fair value for the above-described financial assets and liabilities in accordance with accounting standards which govern the measurement of the fair value of financial instruments, including the provisions of a new accounting standard, the latter of which we adopted effective April 1, 2009. Management believes that its valuation techniques and underlying assumptions used to measure fair value conform to the provisions of these standards. We have categorized the financial assets and liabilities that we carry at fair value in our consolidated statement of condition based upon the standard’s three-level valuation hierarchy. The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (level 1) and the lowest priority to valuation methods using significant unobservable inputs (level 3). If the inputs used to measure a financial asset or liability cross different levels of the hierarchy, categorization is based on the lowest level input that is significant to the fair value measurement. Management’s assessment of the significance of a particular input to the overall fair value measurement of a financial asset or liability requires judgment, and considers factors specific to that asset or liability. The three levels are described below:

Level 1. Financial assets and liabilities with values based on unadjusted quoted prices for identical assets or liabilities in an active market. Examples of level 1 financial instruments include active exchange-traded equity securities and certain U.S. government securities. We categorized approximately $10.56 billion of our financial assets, substantially composed of U.S. government securities, and $5 million of our financial liabilities in level 1 at September 30, 2009.

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

Our level 2 financial assets predominately included various types of interest-rate and foreign exchange derivative instruments and fixed-income investment securities. We categorized approximately $61.58 billion of our financial assets, substantially composed of investment securities available for sale and derivative instruments, and approximately $7.79 billion of derivative instruments, in level 2 financial assets and liabilities, respectively, at September 30, 2009.

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

We categorized approximately $7.62 billion of our financial assets, substantially composed of investment securities available for sale, and $147 million of derivative instruments, in level 3 financial assets and liabilities, respectively, at September 30, 2009.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 11.    Fair Value (Continued)

The following tables present information with respect to our financial assets and liabilities carried at fair value in our consolidated statement of condition on a recurring basis as of September 30, 2009 and December 31, 2008.

	Fair Value Measurements on a Recurring Basis as of September 30, 2009
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets	$59	$91			$150
Investment securities available for sale:
U.S. Treasury and federal agencies:
Direct obligations	10,504	1,184			11,688
Mortgage-backed securities	—	15,441	$2		15,443
Asset-backed securities	—	22,283	7,234		29,517
Collateralized mortgage obligations	—	2,086	123		2,209
State and political subdivisions	—	5,892	1		5,893
Other investments	—	6,834	91		6,925

Total investment securities available for sale	10,504	53,720	7,451		71,675
Other assets	1	7,766	171	$(2,577)	5,361

Total assets carried at fair value	$10,564	$61,577	$7,622	$(2,577)	$77,186

Liabilities:
Other liabilities	$5	$7,790	$147	$(2,577)	$5,365

Total liabilities carried at fair value	$5	$7,790	$147	$(2,577)	$5,365

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

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 11.    Fair Value (Continued)

The following tables present activity related to our financial assets and liabilities categorized in level 3 of the valuation hierarchy for the three and nine months ended September 30, 2009 and 2008.

	Fair Value Measurements Using Significant Unobservable Inputs Three Months Ended September 30, 2009
	Fair Value at June 30, 2009	Total Realized and Unrealized Gains (Losses)		Purchases, Issuances and Settlements, Net	Transfers Into and/or Out of Level 3	Fair Value at September 30, 2009	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at September 30, 2009
(In millions)		Recorded in Revenue	Recorded in Other Comprehensive Income
Assets:
Investment securities available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$499				$(499)	$—
Mortgage-backed securities	2				—	2
Asset-backed securities	13,915	$(20)	$581	$(761)	(6,481)	7,234
Collateralized mortgage obligations	3	4	1	116	(1)	123
State and political subdivisions	1	—	—	—	—	1
Other investments	44	(2)	3	46	—	91

Total investment securities available for sale:	14,464	(18)	585	(599)	(6,981)	7,451
Other assets	246	(57)	—	(18)	—	171	$(39)

Total assets	$14,710	$(75)	$585	$(617)	$(6,981)	$7,622	$(39)

	Fair Value Measurements Using Significant Unobservable Inputs Three Months Ended September 30, 2009
(In millions)	Fair Value at June 30, 2009	Total Realized and Unrealized (Gains) Losses		Purchases, Issuances and Settlements, Net	Transfers Into and/or Out of Level 3	Fair Value at September 30, 2009	Change in Unrealized (Gains) Losses Related to Financial Instruments Held at September 30, 2009
		Recorded in Revenue	Recorded in Other Comprehensive Income
Liabilities:
Other liabilities	$259	$(79)	—	$(33)	—	$147	$(52)

Total liabilities	$259	$(79)	—	$(33)	—	$147	$(52)

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 11.    Fair Value (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs Nine Months Ended September 30, 2009
(In millions)	Fair Value at December 31, 2008	Total Realized and Unrealized Gains (Losses)		Purchases, Issuances and Settlements, Net	Transfers Into and/or Out of Level 3	Fair Value at September 30, 2009	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at September 30, 2009
		Recorded in Revenue	Recorded in Other Comprehensive Income
Assets:
Trading account assets	$366				$(366)	$—
Investment securities available for sale:
U.S. Treasury and federal agencies:
Direct obligations	—			$499	(499)	—
Mortgage-backed securities	2			—	—	2
Asset-backed securities	8,709	$8	$1,686	3,130	(6,299)	7,234
Collateralized mortgage obligations	4	4	—	115	—	123
State and political subdivisions	1	—	—	—	—	1
Other investments	171	(1)	(6)	(29)	(44)	91

Total investment securities available for sale:	8,887	11	1,680	3,715	(6,842)	7,451
Other assets	760	(363)	—	(226)	—	171	$(88)

Total assets	$10,013	$(352)	$1,680	$3,489	$(7,208)	$7,622	$(88)

	Fair Value Measurements Using Significant Unobservable Inputs Nine Months Ended September 30, 2009
(In millions)	Fair Value at December 31, 2008	Total Realized and Unrealized (Gains) Losses		Purchases, Issuances and Settlements, Net	Transfers Into and/or Out of Level 3	Fair Value at September 30, 2009	Change in Unrealized (Gains) Losses Related to Financial Instruments Held at September 30, 2009
		Recorded in Revenue	Recorded in Other Comprehensive Income
Liabilities:
Other liabilities	$857	$(457)	—	$(253)	—	$147	$(139)

Total liabilities	$857	$(457)	—	$(253)	—	$147	$(139)

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 11.    Fair Value (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs Three Months Ended September 30, 2008
(In millions)	Fair Value at June 30, 2008	Total Realized and Unrealized Gains (Losses)		Purchases, Issuances and Settlements, Net	Transfers Into and/or Out of Level 3	Fair Value at September 30, 2008	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at September 30, 2008
		Recorded in Revenue	Recorded in Other Comprehensive Income
Assets:
Trading account assets	$—			$471		$471
Investment securities available for sale:
U.S. Treasury and federal agencies:
Mortgage-backed securities	3			(1)		2
Asset-backed securities	7,082		$(190)	58	$(539)	6,411
Collateralized mortgage obligations	13		(3)	—	—	10
State and political subdivisions	18		—	—	(16)	2
Other investments	45	$2	(29)	364	4	386

Total investment securities available for sale:	7,161	2	(222)	421	(551)	6,811
Other assets	430	71	—	132	(5)	628	$116

Total assets	$7,591	$73	$(222)	$1,024	$(556)	$7,910	$116

	Fair Value Measurements Using Significant Unobservable Inputs Three Months Ended September 30, 2008
(In millions)	Fair Value at June 30, 2008	Total Realized and Unrealized (Gains) Losses		Purchases, Issuances and Settlements, Net	Transfers Into and/or Out of Level 3	Fair Value at September 30, 2008	Change in Unrealized (Gains) Losses Related to Financial Instruments Held at September 30, 2008
		Recorded in Revenue	Recorded in Other Comprehensive Income
Liabilities:
Other liabilities	$477	$42	—	$126	—	$645	$99

Total liabilities	$477	$42	—	$126	—	$645	$99

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 11.    Fair Value (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs Nine Months Ended September 30, 2008
(In millions)	Fair Value at January 1, 2008	Total Realized and Unrealized Gains (Losses)		Purchases, Issuances and Settlements, Net	Transfers Into and/or Out of Level 3	Fair Value at September 30, 2008	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at September 30, 2008
		Recorded in Revenue	Recorded in Other Comprehensive Income
Assets:
Trading account assets				$471		$471
Investment securities available for sale:
U.S. Treasury and federal agencies:
Mortgage-backed securities	$327				$(325)	$2	$2
Asset-backed securities	5,721	$(3)	$(574)	354	913	6,411	—
Collateralized mortgage obligations	459	—	(3)	(1)	(445)	10	—
State and political subdivisions	—	—	—	2	—	2	—
Other investments	53	2	(28)	355	4	386	—

Total investment securities available for sale:	6,560	(1)	(605)	710	147	6,811	2
Other assets	374	140	—	120	(6)	628	120

Total assets	$6,934	$139	$(605)	$1,301	$141	$7,910	$122

	Fair Value Measurements Using Significant Unobservable Inputs Nine Months Ended September 30, 2008
(In millions)	Fair Value at January 1, 2008	Total Realized and Unrealized (Gains) Losses		Purchases, Issuances and Settlements, Net	Transfers Into and/or Out of Level 3	Fair Value at September 30, 2008	Change in Unrealized (Gains) Losses Related to Financial Instruments Held at September 30, 2008
		Recorded in Revenue	Recorded in Other Comprehensive Income
Liabilities:
Other liabilities	$399	$136	—	$111	$(1)	$645	$118

Total liabilities	$399	$136	—	$111	$(1)	$645	$118

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 11.    Fair Value (Continued)

For our financial assets and liabilities categorized in level 3, total realized and unrealized gains and losses for the periods indicated were recorded in revenue as follows:

	Three Months Ended September 30, 2009		Three Months Ended September 30, 2008
(In millions)	Total Realized and Unrealized Gains (Losses) Recorded in Revenue	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at September 30, 2009	Total Realized and Unrealized Gains (Losses) Recorded in Revenue	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at September 30, 2008
Fee revenue:
Trading services	$17	$9	$20	$8
Processing fees and other	5	4	9	9

Total fee revenue	22	13	29	17
Net interest revenue	(18)	—	2	—

Total revenue	$4	$13	$31	$17

	Nine Months Ended September 30, 2009		Nine Months Ended September 30, 2008
(In millions)	Total Realized and Unrealized Gains (Losses) Recorded in Revenue	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at September 30, 2009	Total Realized and Unrealized Gains (Losses) Recorded in Revenue	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at September 30, 2008
Fee revenue:
Trading services	$44	$1	$15	$13
Processing fees and other	50	50	(12)	(11)

Total fee revenue	94	51	3	2
Net interest revenue	11	—	2	—
Gains (Losses) related to investment securities, net	—	—	(2)	2

Total revenue	$105	$51	$3	$4

The aggregate fair value of our financial assets categorized in level 3 as of September 30, 2009 decreased compared to December 31, 2008, primarily as a result of transfers of certain asset-backed securities, mainly securities collateralized by student loans, into level 2, as management was able to measure the fair value of the securities using market-observable information.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 11.    Fair Value (Continued)

Fair Values of Financial Instruments:

Fair value estimates for financial instruments not carried at fair value on a recurring basis in our consolidated statement of condition, as defined by current accounting standards, are generally subjective in nature, and are made as of a specific point in time based on the characteristics of the financial instruments and relevant market information. Disclosure of fair value estimates is not required by these standards for certain items, such as lease financing, equity method investments, obligations for pension and other post-retirement plans, premises and equipment, other intangible assets and income tax assets and liabilities. Accordingly, aggregate fair value estimates presented do not purport to represent, and should not be considered representative of, our underlying “market” or franchise value. In addition, because of potential differences in methodologies and assumptions used to estimate fair values, our fair values should not be compared to those of other financial institutions.

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

•

If no quoted market prices are available, financial instruments are valued using information obtained from third parties, or by discounting the expected cash flow(s) using an estimated current market interest-rate for the financial instrument.

The short duration of our assets and liabilities results in a significant number of financial instruments for which fair value equals or closely approximates the value reported in our consolidated statement of condition. These financial instruments are reported in the following captions in our consolidated statement of condition: cash and due from banks; interest-bearing deposits with banks; securities purchased under resale agreements; accrued income receivable; deposits; securities sold under repurchase agreements; federal funds purchased; and short-term borrowings. In addition, due to the relatively short-term nature of the majority of our net loans (excluding leases), the majority of which has short durations, we have determined that their fair value approximates their reported value. Loan commitments have no reported value because terms are at prevailing market rates.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 11.    Fair Value (Continued)

The reported values and estimated fair values for financial instruments defined by current accounting standards, excluding the aforementioned short-term financial instruments and financial assets and liabilities carried at fair value on a recurring basis, were as follows as of September 30, 2009 and December 31, 2008:

(In millions)	Reported Value	Fair Value
September 30, 2009:
Financial Assets:
Investment securities held to maturity	$21,267	$21,038
Net loans (excluding leases)	9,664	9,664
Financial Liabilities:
Long-term debt	8,845	8,702

December 31, 2008:
Financial Assets:
Investment securities:
Purchased under money market liquidity facility	$6,087	$6,101
Held to maturity	15,767	14,311
Net loans (excluding leases)	7,269	7,269
Financial Liabilities:
Long-term debt	4,419	3,510

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

We enter into master netting agreements with many of our derivative counterparties. Certain of these agreements contain credit-risk-related contingent features in which the counterparty has the option to declare State Street in default and accelerate cash settlement of our net derivative liabilities with the counterparty in the event our credit rating falls below specified levels. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of September 30, 2009 was approximately $537 million. If State Street’s credit rating were downgraded below levels specified in the agreements, the maximum amount of termination payments that could have been required pursuant to these contingent features as of September 30, 2009 was approximately $537 million. Accelerated settlement because of such events would not affect our consolidated results of operations and would not have a material effect on our consolidated financial condition or liquidity.

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

We have entered into interest-rate swap agreements to modify our interest revenue from certain available-for-sale securities from fixed-rate to floating-rate. The securities hedged have a weighted-average life of approximately 8.2 years. These securities are hedged with interest-rate swap contracts of similar maturity, repricing and fixed-rate coupons. The interest-rate swap contracts convert the interest revenue from a fixed rate to a floating rate indexed to LIBOR, thereby mitigating our exposure to fluctuations in the fair value of the securities attributable to changes in the benchmark interest rate.

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

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 12.    Derivative Financial Instruments (Continued)

Cash flow hedges

Derivatives categorized as cash-flow hedges are utilized to offset the variability of cash flows to be received from or paid on a floating-rate asset or liability. Gains and losses on cash-flow hedges that are considered highly effective are recorded in other comprehensive income until earnings are affected by the hedged item. When gains or losses are reclassified from accumulated other comprehensive income into earnings, they are recorded in net interest revenue. The ineffectiveness of cash-flow hedges, defined as the extent to which the changes in fair value of the derivative exceeded the variability of cash flows of the forecasted transaction, is recorded in processing fees and other revenue.

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

The following table presents the aggregate contractual, or notional, amounts of derivative financial instruments held or issued for trading and asset and liability management activities as of the dates indicated:

(In millions)	September 30, 2009	December 31, 2008
Trading:
Interest-rate contracts:
Swap agreements	$261	$13,718
Options and caps purchased	1,678	1,058
Options and caps written	178	4,590
Futures	701	779
Options on futures purchased	—	1,444
Foreign exchange contracts:
Forward and spot	612,215	688,812
Options purchased	15,065	16,183
Options written	13,931	16,294
Credit derivative contracts:
Credit default swap agreements	170	145
Asset and liability management:
Interest-rate contracts:
Swap agreements	2,611	3,019

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 12.    Derivative Financial Instruments (Continued)

The aggregate notional values of interest-rate swap agreements designated as fair-value or cash-flow hedges and the related assets or liabilities being hedged were as follows:

	September 30, 2009			December 31, 2008
(In millions)	Fair Value Hedges	Cash Flow Hedges	Total	Fair Value Hedges	Cash Flow Hedges	Total
Available-for-sale investment securities	$1,743	$168	$1,911	$2,165	$36	$2,201
Interest-bearing time deposits	—	—	—	118	—	118
Long-term debt(1)	500	200	700	500	200	700

Total	$2,243	$368	$2,611	$2,783	$236	$3,019

(1)

As of September 30, 2009 and December 31, 2008, the fair-value hedges of long-term debt increased the carrying value of long-term debt presented in the accompanying consolidated statement of condition by $47 million and $70 million, respectively.

The contractual and weighted-average rates, which include the effects of hedges related to these financial instruments, were as follows for the periods indicated:

	Three Months Ended September 30,
	2009		2008
	Contractual Rates	Rate Including Impact of Hedges	Contractual Rates	Rate Including Impact of Hedges
Interest-bearing time deposits	.57%	.49%	2.85%	2.79%
Long-term debt	3.79	3.67	5.84	5.45

	Nine Months Ended September 30,
	2009		2008
	Contractual Rates	Rate Including Impact of Hedges	Contractual Rates	Rate Including Impact of Hedges
Interest-bearing time deposits	.99%	.99%	3.45%	3.42%
Long-term debt	4.08	3.95	5.81	5.63

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

	Asset Derivatives		Liability Derivatives
	September 30, 2009		September 30, 2009
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives utilized in trading activities:
Interest-rate contracts	Other assets	$31	Other liabilities	$5
Foreign exchange contracts	Other assets	7,885	Other liabilities	7,644
Credit derivative contracts	Other assets	2	Other liabilities	1

Total		$7,918		$7,650

Derivatives designated as hedges:
Interest-rate contracts	Other assets	$20	Other liabilities	$274

Total		$20		$274

The following tables summarize the impact of our use of derivative financial instruments on our consolidated statement of income:

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
(In millions)		Three Months Ended September 30, 2009
Derivatives utilized in trading activities:
Foreign exchange contracts	Processing fees and other revenue	$2
Foreign exchange contracts	Trading services revenue	154
Other derivative contracts	Trading services revenue	(1)

Total		$155

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
(In millions)		Nine Months Ended September 30, 2009
Derivatives utilized in trading activities:
Interest-rate contracts	Processing fees and other revenue	$5
Foreign exchange contracts	Processing fees and other revenue	(5)
Foreign exchange contracts	Trading services revenue	534
Other derivative contracts	Trading services revenue	(3)

Total		$531

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 12.    Derivative Financial Instruments (Continued)

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income	Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
(In millions)		Three Months Ended September 30, 2009			Three Months Ended September 30, 2009
Derivatives designated as fair value hedges:
Interest-rate contracts	Net interest revenue	$12	Long-term debt	Net interest revenue	$(12)
Interest-rate contracts	Net interest revenue	(24)	Deposits	Net interest revenue	24
Interest-rate contracts	Processing fees and other revenue	(50)	Available for sale securities	Processing fees and other revenue	48

Total		$(62)			$60

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income	Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
(In millions)		Nine Months Ended September 30, 2009			Nine Months Ended September 30, 2009
Derivatives designated as fair value hedges:
Interest-rate contracts	Net interest revenue	$(11)	Long-term debt	Net interest revenue	$11
Interest-rate contracts	Net interest revenue	(22)	Deposits	Net interest revenue	22
Interest-rate contracts	Processing fees and other revenue	142	Available for sale securities	Processing fees and other revenue	(164)

Total		$109			$(131)

Differences between the gains (losses) on the derivative and the gains (losses) on the hedged item represent hedge ineffectiveness.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 12.    Derivative Financial Instruments (Continued)

	Amount of Gain (Loss) on Derivative Recognized in Other Comprehensive Income	Location of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income	Amount of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income	Location of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
(In millions)	Three Months Ended September 30, 2009		Three Months Ended September 30, 2009		Three Months Ended September 30, 2009
Derivatives designated as cash flow hedges:
Interest-rate contracts	$(5)	Net interest revenue	—	Net interest revenue	—

Total	$(5)		—		—

	Amount of Gain (Loss) on Derivative Recognized in Other Comprehensive Income	Location of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income	Amount of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income	Location of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
(In millions)	Nine Months Ended September 30, 2009		Nine Months Ended September 30, 2009		Nine Months Ended September 30, 2009
Derivatives designated as cash flow hedges:
Interest-rate contracts	$10	Net interest revenue	—	Net interest revenue	—

Total	$10		—		—

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 13.    Net Interest Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2009	2008	2009	2008
Interest revenue:
Deposits with banks	$28	$180	$133	$571
Investment securities:
U.S. Treasury and federal agencies	182	213	616	731
State and political subdivisions	54	62	170	182
Other investments	562	454	1,256	1,382
Securities purchased under resale agreements and federal funds sold	6	78	20	320
Loans and leases	65	(25)	168	172
Trading account assets	—	20	19	49
Interest revenue associated with AMLF	—	45	25	45
Other interest-earning assets	1	—	2	—

Total interest revenue	898	1,027	2,409	3,452
Interest expense:
Deposits	36	320	155	1,112
Short-term borrowings	57	89	144	323
Long-term debt	82	56	225	173
Interest expense associated with AMLF	—	37	18	37

Total interest expense	175	502	542	1,645

Net interest revenue	$723	$525	$1,867	$1,807

Note 14.    Employee Benefits

The components of net periodic benefit cost were as follows for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
(In millions)	2009	2008	2009	2008	2009	2008	2009	2008
Service cost	$4	$6	$1	$1	$12	$17	$3	$3
Interest cost	14	15	1	2	42	44	5	4
Expected return on plan assets	(14)	(15)	—	—	(42)	(45)	—	—
Amortization of net loss	2	3	1	—	6	9	1	—
Settlement loss recognized	1	—	—	—	2	—	—	—

Net periodic benefit cost	$7	$9	$3	$3	$20	$25	$9	$7

We made aggregate contributions of approximately $82 million to the tax-qualified U.S. and non-U.S. defined benefit pension plan, supplemental employee retirement and post-retirement plans during the first nine months of 2009, which included a contribution of $35 million to the U.S. defined benefit pension plan made during the third quarter of 2009.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 15.    Other Expenses

Other expenses consisted of the following for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2009	2008	2009	2008
FDIC assessments and other insurance	$18	$8	$79	$22
Other	92	314	220	603

Total other operating expenses	$110	$322	$299	$625

Note 16.    Income Taxes

We recorded income tax expense of $160 million for the three months ended September 30, 2009, compared to $369 million for the three months ended September 30, 2008. Income tax expense for the nine months ended September 30, 2009 was $540 million compared to $925 million for the nine months ended September 30, 2008. The effective tax rate for the third quarter of 2009 was 32.8%, down from 43.7% for the third quarter of 2008, and for the first nine months of 2009 was 29.3% compared to 37.3% for the first nine months of 2008. Income tax expense for the third quarter of 2008 included effects associated with SILO lease transactions, the gain from the sale of our joint venture interest in CitiStreet and the estimated net exposure related to an indemnification obligation associated with collateralized repurchase agreements. Consistent with our business strategy, our intent to reinvest the earnings in certain of our non-U.S. subsidiaries allowed us to reduce taxes accrued with respect to 2009 earnings, as well as certain taxes accrued in prior periods.

We are presently under audit by a number of tax authorities. Unrecognized tax benefits were approximately $351 million at September 30, 2009. It is reasonably possible that unrecognized tax benefits could change significantly over the next 12 months. We do not expect that any change would have a material adverse effect on our effective tax rate.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 17.    Earnings Per Share

The following table presents the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2009	2008	2009	2008
Net income before extraordinary loss	$327	$477	$1,305	$1,555
Less:
Prepayment of preferred stock discount	—	—	(106)	—
Preferred stock dividends	—	—	(46)	—
Accretion of preferred stock discount	—	—	(11)	—

Net income before extraordinary loss available to common shareholders	327	477	1,142	1,555
Payments for cash dividends(1)	(5)	(103)	(113)	(285)

Undistributed earnings	$322	$374	$1,029	$1,270

Average shares outstanding (in thousands):
Basic average shares	493,453	430,872	462,900	407,186
Average participating securities	824	701	770	719

Adjusted basic average shares	494,277	431,573	463,670	407,905

Basic average shares	493,453	430,872	462,900	407,186
Effect of dilutive securities:
Stock options and stock awards	4,837	4,158	3,334	4,008
Equity-related financial instruments	—	—	—	10

Diluted average shares	498,290	435,030	466,234	411,204

Anti-dilutive securities(2)	6,388	2,012	11,418	921

Earnings per Share:
Basic:
Distributed	$.01	$.24	$.26	$.70
Undistributed(3)	.65	.86	2.22	3.11

Basic	$.66	$1.10	$2.48	$3.81
Diluted	$.66	$1.09	$2.45	$3.78

(1)	Represents payments during the period to common shareholders and to unvested restricted and deferred director stock holders.
(2)

Represents stock options outstanding but not included in the computation of diluted average shares because the exercise prices of the instruments were greater than the average fair value of our common stock during the periods.

(3)	Represents undistributed earnings divided by adjusted basic average shares.

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

The following is a summary of our line of business results. The amounts in the “Divestitures” columns for 2008 represent the operating results of our joint venture interest in CitiStreet prior to its sale in July 2008. The amounts presented in the “Other” columns for 2009 represent merger and integration costs recorded in connection with our 2007 acquisition of Investors Financial, and for the nine months ended September 30, 2009, net interest revenue earned in connection with our participation in the Federal Reserve Bank of Boston’s AMLF and the provision for loan losses associated with commercial real estate loans purchased in 2008. The 2008 amounts represents the net interest revenue associated with our participation in the AMLF; the gain on the sale of our joint venture interest in CitiStreet; the provision related to our estimated net exposure for customer indemnification obligations associated with collateralized repurchase agreements; and merger and acquisition costs recorded in connection with the acquisition of Investors Financial. The amounts in the “Divestitures” and “Other” columns were not allocated to State Street’s business lines.

	For the Quarters Ended September 30,
	Investment Servicing		Investment Management		Divestitures		Other		Total
(Dollars in millions, except where otherwise noted)	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008
Fee revenue:
Servicing fees	$833	$966							$833	$966
Management fees	—	—	$219	$261					219	261
Trading services	269	363	—	—					269	363
Securities finance	67	180	38	66					105	246
Processing fees and other	18	51	27	12					45	63

Total fee revenue	1,187	1,560	284	339					1,471	1,899
Net interest revenue	704	503	19	14				$8	723	525
Gains (Losses) related to investment securities, net	42	(3)	—	—				—	42	(3)
Gain on sale of CitiStreet interest, net of exit and other associated costs	—	—	—	—				350	—	350

Total revenue	1,933	2,060	303	353				358	2,236	2,771
Provision for loan losses	16	—	—	—				—	16	—
Expenses from operations	1,268	1,415	204	278		$2		—	1,472	1,695
Customer indemnification obligation	—	—	—	—		—		200	—	200
Provision for legal exposure	—	—	250	—		—		—	250	—
Merger and integration costs	—	—	—	—		—	$11	30	11	30

Total expenses	1,268	1,415	454	278		2	11	230	1,733	1,925

Income (loss) before income taxes and extraordinary loss	$649	$645	$(151)	$75		$(2)	$(11)	$128	$487	$846

Pre-tax margin	34%	31%	nm	21%
Average assets (in billions)	$141.7	$146.1	$3.4	$3.1		$0.4			$145.1	$149.6

nm - not meaningful.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 18.    Line of Business Information (Continued)

	For the Nine Monthss Ended September 30,
	Investment Servicing		Investment Management		Divestitures		Other		Total
(Dollars in millions, except where otherwise noted)	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008
Fee revenue:
Servicing fees	$2,394	$2,903							$2,394	$2,903
Management fees	—	—	$593	$819					593	819
Trading services	824	1,049	—	—					824	1,049
Securities finance	325	667	162	234					487	901
Processing fees and other	41	138	70	64		$(8)			111	194

Total fee revenue	3,584	4,757	825	1,117		(8)			4,409	5,866
Net interest revenue	1,807	1,717	53	76		6	$7	$8	1,867	1,807
Gains (Losses) related to investment securities, net	84	(3)	—	—		—	—	—	84	(3)
Gain on sale of CitiStreet interest, net of exit and other associated costs	—	—	—	—		—	—	350	—	350

Total revenue	5,475	6,471	878	1,193		(2)	7	358	6,360	8,020
Provision for loan losses	16	—	—	—		—	98	—	114	—
Expenses from operations	3,559	4,345	552	902		5	—	—	4,111	5,252
Customer indemnification obligation	—	—	—	—		—	—	200	—	200
Provision for legal exposure	—	—	250	—			—	—	250	—
Merger and integration costs	—	—	—	—		—	40	88	40	88

Total expenses	3,559	4,345	802	902		5	40	288	4,401	5,540

Income (loss) before income taxes and extraordinary loss	$1,900	$2,126	$76	$291		$(7)	$(131)	$70	$1,845	$2,480

Pre-tax margin	35%	33%	9%	24%
Average assets (in billions)	$143.6	$141.5	$3.3	$3.3		$0.5			$146.9	$145.3

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors

State Street Corporation

We have reviewed the consolidated statement of condition of State Street Corporation as of September 30, 2009, and the related consolidated statements of income for the three- and nine-month periods ended September 30, 2009 and 2008, and the consolidated statements of changes in shareholders’ equity and cash flows for the nine-month periods ended September 30, 2009 and 2008. These financial statements are the responsibility of the Corporation’s management.

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

Boston, Massachusetts

November 6, 2009

FORM 10-Q PART I CROSS-REFERENCE INDEX

The information required by the items presented below is incorporated herein by reference from the “Financial Information” section of this Form 10-Q.

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statement of Income (Unaudited) for the three and nine months ended September 30, 2009 and 2008	44

	Consolidated Statement of Condition as of September 30, 2009 (Unaudited) and December 31, 2008	45

	Consolidated Statement of Changes in Shareholders’ Equity (Unaudited) for the nine months ended September 30, 2009 and 2008	46

	Consolidated Statement of Cash Flows (Unaudited) for the nine months ended September 30, 2009 and 2008	47

	Condensed Notes to Consolidated Financial Statements (Unaudited)	48

	Report of Independent Registered Public Accounting Firm	93

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	2

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42

Item 4.	Controls and Procedures	42

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In 2007, we established a reserve of approximately $625 million to address legal exposures associated with SSgA’s active fixed-income strategies, including litigation claims filed against us by customers. Additional information concerning this reserve is set forth in note 8 to the consolidated financial statements included under Item 1 of Part 1 of this Form 10-Q.

On June 25, 2009, the Staff of the SEC provided State Street Bank with a “Wells” notice related to the SEC’s ongoing investigation into disclosures and management by SSgA of its active fixed-income strategies during 2007 and prior periods. In the Wells notice, the SEC Staff has informed us that it is proceeding with an enforcement recommendation to the SEC Commissioners asking the SEC Commissioners to authorize a civil enforcement action against us alleging violations of antifraud provisions of the federal securities laws. Since the receipt of the Wells notice, we have been in discussions regarding a potential settlement of this matter with the SEC, the Massachusetts Secretary of State and the Massachusetts Attorney General. There can be no certainty that we will reach agreement with these governmental authorities on the terms of any settlement; however, based upon our discussions to date, we have determined that it is appropriate to increase our previously established reserve by $250 million, to take into account such a potential settlement and the other ongoing litigation related to the active fixed-income strategies. While we have determined that it is appropriate to increase our reserve for the active fixed-income matter, we have not entered into a settlement agreement with the SEC or any other regulator at this time, and there can be no assurance that we will do so in the future. If such settlement discussions are not successful and the SEC or other regulators were to pursue an enforcement action, such enforcement proceeding, and the outcome thereof, may have a material adverse effect on our business.

The following table presents the changes in the reserve originally recorded as of December 31, 2007 and announced on January 3, 2008 associated with the foregoing discussion:

(in millions)
Reserve at December 31, 2007	$625
Payments through September 30, 2009	(432)
Additional provision	250

Reserve at September 30, 2009	$443

We recently entered into a settlement of the purported class action with respect to ERISA participants in the active fixed-income strategies. The proposed settlement, which totals $89.75 million, is subject to court approval, and as such has not been deducted from the aforementioned reserve as of September 30, 2009.

The Attorney General of the State of California has commenced an action against State Street Bank under the California False Claims Act and California Business and Professional Code section 17200, relating to services State Street Bank provides to California state pension plans. The California Attorney General asserts that the pricing of certain foreign exchange transactions for these pension plans was not consistent with the terms of the applicable custody contracts and related disclosures to the plans, and that, as a result, State Street Bank made false claims and engaged in unfair competition. The Attorney General asserts actual damages of $56 million and seeks additional penalties. We believe that we have defenses to the claims that have been asserted in the proceeding by the State of California; however, there can be no assurance as to the outcome of this litigation. We provide custody and foreign exchange services to government pension plans in other jurisdictions and it is possible that similar proceedings could be commenced in other jurisdictions or with respect to other types of customers. Other governmental authorities have requested that we provide them with information related to our services to state pension plans. Proceedings of this nature could have a material effect on our reputation and on our future revenues.

As previously disclosed, an indirect participant in certain of the collective funds managed by SSgA which engage in securities lending has commenced a putative class action on behalf of all investors in such funds that are ERISA benefit plans. Such action alleges, among other things, that we failed to exercise prudence in the management of our collateral pools in which the collective funds had invested cash collateral from securities lending. We have also been responding to inquiries from the SEC in connection with our cash collateral pools. The discussion of our collateral pools included in the “Consolidated Results of Operations—Securities Finance” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included under Item 2 of Part I of this Form 10-Q is hereby incorporated by reference.

In the ordinary course of business, we and our subsidiaries are involved in disputes, litigation and regulatory inquiries and investigations. The disruption in the financial markets since 2008 has resulted in an increase in the volume and frequency of such inquiries and investigations, including, for example, by the SEC and other regulatory authorities in connection with our cash collateral pools, as well as litigation, including, for example, claims from clients invested in funds managed by SSgA that used Lehman Brothers International (Europe) Ltd. as prime broker. In addition, we are evaluating claims against, and the potential for counterclaims from, the bankruptcy estates of the various affiliates of Lehman Brothers, Inc. Claims and potential counterclaims involving the bankruptcy estates may not be resolved for some time and could impact our consolidated results of operations in future periods. Refer to “Risk Factors” provided in our Current Report on Form 8-K filed with the SEC on May 18, 2009.

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

ITEM 6.	EXHIBITS

The exhibits listed in the Exhibit Index on page 98 of this Form 10-Q are filed herewith or are incorporated herein by reference to other SEC filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STATE STREET CORPORATION (Registrant)
Date: November 6, 2009	By:	/s/ EDWARD J. RESCH
Edward J. Resch
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 6, 2009	By:	/s/ JAMES J. MALERBA
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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the three and nine months ended September 30, 2009 and 2008, (ii) Consolidated Statement of Condition as of September 30, 2009 and December 31, 2008, (iii) Consolidated Statement of Changes in Shareholders’ Equity for the nine months ended September 30, 2009 and 2008, (iv) Consolidated Statement of Cash Flows for the nine months ended September 30, 2009 and 2008, and (v) Condensed Notes to Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.