Form 10-K
period 2009-12-31
STATE STREET Corp
filed 2010-02-22
CIK 93751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the per share price ($47.20) at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2009) was approximately $23.29 billion.

The number of shares of the registrant’s Common Stock outstanding as of January 31, 2010 was 495,380,839.

Portions of the following documents are incorporated by reference into Parts of this Report on Form 10-K, to the extent noted in such Parts, as indicated below:

(1) The registrant’s definitive Proxy Statement for the 2010 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A on or before April 30, 2010 (Part III).

STATE STREET CORPORATION

PART I

ITEM 1.	BUSINESS

State Street Corporation is a financial holding company, organized in 1969 under the laws of the Commonwealth of Massachusetts. Through its subsidiaries, including its principal banking subsidiary, State Street Bank and Trust Company, State Street Corporation provides a broad range of products and services for institutional investors worldwide. All references in this Form 10-K to the parent company are to State Street Corporation. Unless otherwise indicated or unless the context requires otherwise, all references in this Form 10-K to “State Street,” “we,” “us,” “our” or similar terms mean State Street Corporation and its subsidiaries on a consolidated basis. State Street Bank and Trust Company is referred to as State Street Bank. The parent company is a legal entity separate and distinct from its subsidiaries, assisting those subsidiaries by providing financial resources and management. At December 31, 2009, we had consolidated total assets of $157.95 billion, consolidated total deposits of $90.06 billion, consolidated total shareholders’ equity of $14.49 billion and employed 27,310. Our executive offices are located at One Lincoln Street, Boston, Massachusetts 02111 (telephone (617) 786-3000).

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

We have Corporate Governance Guidelines, as well as written charters for the Executive Committee, the Examining and Audit Committee, the Executive Compensation Committee, the Risk and Capital Committee and the Nominating and Corporate Governance Committee of our Board of Directors, and a Code of Ethics for Senior Financial Officers, a Standard of Conduct for Directors and a Standard of Conduct for our employees. Each of these documents is posted on our website.

GENERAL

With $18.79 trillion of assets under custody and administration and $1.91 trillion of assets under management at year-end 2009, we are a leading specialist in meeting the needs of institutional investors worldwide. Our customers include mutual funds, collective investment funds and other investment pools, corporate and public retirement plans, insurance companies, foundations, endowments and investment managers. Including the United States, we operate in 25 countries and more than 100 geographic markets worldwide. We conduct our business primarily through our principal banking subsidiary, State Street Bank, which traces its beginnings to the founding of the Union Bank in 1792. State Street Bank’s current charter was authorized by a special act of the Massachusetts Legislature in 1891, and its present name was adopted in 1960.

For a discussion of our business activities, refer to the “Lines of Business” section that follows. For information about our management of capital, liquidity, market risk, including interest-rate risk, and other risks inherent in our businesses, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included under Item 7, and Risk Factors included under Item 1A. Financial information with respect to income taxes and non-U.S. activities is included in notes 21 and 24 of the Notes to Consolidated Financial Statements included under Item 8.

LINES OF BUSINESS

We have two lines of business: Investment Servicing and Investment Management. These two lines of business provide services to support institutional investors, including custody, recordkeeping, daily pricing and administration, shareholder services, foreign exchange, brokerage and other trading services, securities finance, deposit and short-term investment facilities, loan and lease financing, investment manager and alternative investment manager operations outsourcing, performance, risk and compliance analytics, investment research and investment management, including passive and active U.S. and non-U.S. equity and fixed-income strategies. For additional information about our lines of business, see the “Line of Business Information” section of Management’s Discussion and Analysis included under Item 7, and note 23 of the Notes to Consolidated Financial Statements included under Item 8.

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

We believe that there are certain key competitive considerations in these markets. These considerations include, for investment servicing, quality of service, economies of scale, technological expertise, quality and scope of sales and marketing, and price; and for investment management, expertise, experience, the availability of related service offerings, quality of service and performance, and price.

Our competitive success will depend upon our ability to develop and market new and innovative services, to adopt or develop new technologies, to bring new services to market in a timely fashion at competitive prices, to continue and expand our relationships with existing customers and to attract new customers.

SUPERVISION AND REGULATION

The parent company is registered with the Board of Governors of the Federal Reserve System, which we refer to as the Federal Reserve, as a bank holding company pursuant to the Bank Holding Company Act of 1956. The Bank Holding Company Act, with certain exceptions, limits the activities in which we and our non-banking subsidiaries may engage, to those that the Federal Reserve considers to be closely related to banking or managing or controlling banks. These limits also apply to non-banking entities of which we own or control more than 5% of a class of voting shares. The Federal Reserve may order a bank holding company to terminate any activity or its ownership or control of a non-banking subsidiary if the Federal Reserve finds that the activity, ownership or control constitutes a serious risk to the financial safety, soundness or stability of a banking subsidiary or is inconsistent with sound banking principles or statutory purposes. The Bank Holding Company Act also requires a bank holding company to obtain prior approval of the Federal Reserve before it may acquire substantially all the assets of any bank or ownership or control of more than 5% of the voting shares of any bank.

The parent company operates as a financial holding company, which reduces to some extent the Federal Reserve’s restrictions on our activities. A financial holding company and the companies under its control are permitted to engage in activities considered “financial in nature” as defined by the Gramm-Leach-Bliley Act and Federal Reserve interpretations, and therefore the parent company may engage in a broader range of activities than permitted for bank holding companies and their subsidiaries. Financial holding companies may engage directly or indirectly in activities considered financial in nature, either de novo or by acquisition, provided the financial holding company gives the Federal Reserve after-the-fact notice of the new activities. Activities defined to be financial in nature include, but are not limited to, the following: providing financial or investment advice; underwriting; dealing in or making markets in securities; merchant banking, subject to significant limitations; and any activities previously found by the Federal Reserve to be closely related to banking. In order to maintain our status as a financial holding company, each of our depository subsidiaries must be well capitalized and well managed, as judged by regulators, and must comply with Community Reinvestment Act obligations. Failure to maintain these standards may ultimately permit the Federal Reserve to take enforcement actions against us.

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

Capital Adequacy

Like other bank holding companies, we are subject to Federal Reserve minimum risk-based capital and leverage ratio guidelines. As noted above, our status as a financial holding company also requires that we maintain specified capital ratio levels. State Street Bank is subject to similar risk-based capital and leverage ratio guidelines. As of December 31, 2009, our capital levels on a consolidated basis, and the capital levels of State Street Bank, exceeded the applicable minimum capital requirements and the requirements to qualify as a financial holding company. Failure to meet capital requirements could subject us to a variety of enforcement actions, including the termination of deposit insurance of State Street Bank by the Federal Deposit Insurance Corporation, and to certain restrictions on our business that are described further in this “Supervision and Regulation” section.

For additional information about our capital position and capital adequacy, refer to the “Capital” section of Management’s Discussion and Analysis included under Item 7, and note 15 of the Notes to Consolidated Financial Statements included under Item 8.

Subsidiaries

The Federal Reserve is the primary federal banking agency responsible for regulating us and our subsidiaries, including State Street Bank, for both our U.S. and non-U.S. operations.

Our bank subsidiaries are subject to supervision and examination by various regulatory authorities. State Street Bank is a member of the Federal Reserve System and the FDIC and is subject to applicable federal and state banking laws and to supervision and examination by the Federal Reserve, as well as by the Massachusetts Commissioner of Banks, the FDIC, and the regulatory authorities of those states and countries in which a branch of State Street Bank is located. Other subsidiary trust companies are subject to supervision and examination by the Office of the Comptroller of the Currency, other offices of the Federal Reserve System or by the appropriate state banking regulatory authorities of the states in which they are located. Our non-U.S. banking subsidiaries are subject to regulation by the regulatory authorities of the countries in which they are located. As of December 31, 2009, the capital of each of these banking subsidiaries was in excess of the minimum legal capital requirements as set by those authorities.

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

Our investment management division, State Street Global Advisors, or SSgA, which acts as an investment advisor to investment companies registered under the Investment Company Act of 1940, is registered as an investment advisor with the SEC. However, a major portion of our investment management activities are conducted by State Street Bank, which is subject to supervision primarily by the Federal Reserve with respect to these activities. Our U.S. broker/dealer subsidiary is registered as a broker/dealer with the SEC, is subject to regulation by the SEC (including the SEC’s net capital rule) and is a member of the Financial Industry Regulatory Authority, a self-regulatory organization. Many aspects of our investment management activities are subject to federal and state laws and regulations primarily intended to benefit the investment holder, rather than our shareholders. These laws and regulations generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict us from carrying on our investment management activities in the event that we fail to comply with such laws and regulations, and examination authority. Our business relating to investment management and trusteeship of collective trust funds and separate accounts offered to employee benefit plans is subject to ERISA and is regulated by the U.S. Department of Labor.

Our businesses, including our investment management and securities and futures businesses, are also regulated extensively by non-U.S. governments, securities exchanges, self-regulatory organizations, central banks and regulatory bodies, especially in those jurisdictions in which we maintain an office. For instance, the Financial Services Authority, the London Stock Exchange, and the Euronext.liffe regulate our activities in the United Kingdom; the Federal Financial Supervisory Authority and the Deutsche Borse AG regulate our activities in Germany; and the Financial Services Agency, the Bank of Japan, the Japanese Securities Dealers Association and several Japanese securities and futures exchanges, including the Tokyo Stock Exchange, regulate our activities in Japan. We have established policies, procedures, and systems designed to comply with these requirements. However, as a global financial services institution, we face complexity and costs in our worldwide compliance efforts.

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

The following information, included under Items 6, 7 and 8, is incorporated by reference herein:

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

This Form 10-K contains statements (including statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations, included under Item 7) that are considered “forward-looking statements” within the meaning of U.S. securities laws, including statements about industry trends, management’s future expectations and other matters that do not relate strictly to historical facts, are based on assumptions by management, and are often identified by such forward-looking terminology as “expect,” “look,” “believe,” “anticipate,” “estimate,” “seek,” “may,” “will,” “trend,” “target” and “goal,” or similar statements or variations of such terms. Forward-looking statements include, among other things, statements about our confidence in our strategies and our expectations about our financial performance, market growth, acquisitions and divestitures, new technologies, services and opportunities and earnings.

Forward-looking statements are subject to various risks and uncertainties, which change over time, are based on management’s expectations and assumptions at the time the statements are made, and are not guarantees of future results. Management’s expectations and assumptions, and the continued validity of the forward-looking statements, are subject to change due to a broad range of factors affecting the national and global economies, the equity, debt, currency and other financial markets, as well as factors specific to State Street and its subsidiaries, including State Street Bank. Factors that could cause changes in the expectations or assumptions on which forward-looking statements are based include, but are not limited to:

•

financial market disruptions and the economic recession, whether in the U.S. or internationally, and monetary and other governmental actions, including regulation, taxes and fees, designed to address or otherwise be responsive to such disruptions and recession, including actions taken in the U.S. and internationally to address the financial and economic disruptions that began in 2007;

•

increases in the volatility of, or declines in the levels of, our net interest revenue, changes in the composition of the assets on our consolidated balance sheet and the possibility that we may be required to change the manner in which we fund those assets;

•	the financial strength and continuing viability of the counterparties with which we or our customers do business and to which we have investment, credit or financial exposure;

•	the liquidity of the U.S. and international securities markets, particularly the markets for fixed-income securities, and the liquidity requirements of our customers;

•

the credit quality, credit agency ratings, and fair values of the securities in our investment securities portfolio, a deterioration or downgrade of which could lead to other-than-temporary impairment of the respective securities and the recognition in our consolidated statement of income of an impairment loss;

•	the maintenance of credit agency ratings for our debt and depository obligations as well as the level of credibility of credit agency ratings;

•

the ability to complete our announced and pending acquisitions, as well as future acquisitions, divestitures and joint ventures, including the ability to obtain regulatory approvals, the ability to arrange financing as required, and the ability to satisfy other closing conditions;

•

the risks that acquired businesses will not be integrated successfully, or that the integration will take longer than anticipated, that expected synergies will not be achieved or unexpected disynergies will be experienced, that customer and deposit retention goals will not be met, that other regulatory or operational challenges will be experienced and that disruptions from the transaction will harm relationships with customers, employees or regulators;

•	the possibility of our customers incurring substantial losses in investment pools where we act as agent, and the possibility of further general reductions in the valuation of assets;

•	our ability to attract deposits and other low-cost, short-term funding;

•	potential changes to the competitive environment, including changes due to the effects of consolidation, and perceptions of State Street as a suitable service provider or counterparty;

•	the level and volatility of interest rates and the performance and volatility of securities, credit, currency and other markets in the U.S. and internationally;

•	our ability to measure the fair value of the investment securities on our consolidated balance sheet;

•	the results of litigation, government investigations and similar disputes or proceedings;

•	the enactment of new legislation and changes in government regulation and enforcement which affect us or our customers, and which may increase our costs and expose us to risk related to compliance;

•	adverse publicity or other reputational harm;

•	the performance and demand for the products and services we offer, including the level and timing of withdrawals from our collective investment products;

•

our ability to grow revenue, attract and/or retain and compensate highly skilled people, control expenses and attract the capital necessary to achieve our business goals and comply with regulatory requirements;

•

our ability to control operating risks, information technology systems risks and outsourcing risks and our ability to protect our intellectual property rights, the possibility of errors in the quantitative models we use to manage our business and the possibility that our controls will fail or be circumvented;

•	the potential for new products and services to impose additional costs on us and expose us to increased operational risk;

•	changes in accounting standards and practices; and

•	changes in tax legislation and in the interpretation of existing tax laws by U.S. and non-U.S. tax authorities that impact the amount of taxes due.

Therefore, actual outcomes and results may differ materially from what is expressed in our forward-looking statements and from our historical financial results due to the factors discussed in this section and elsewhere in this Form 10-K or disclosed in our other SEC filings. Forward-looking statements should not be relied upon as representing our expectations or beliefs as of any date subsequent to the time this Form 10-K is filed with the SEC. We undertake no obligation to revise the forward-looking statements contained in this Form 10-K to reflect events after the time it is filed with the SEC. The factors discussed above are not intended to be a complete summary of all risks and uncertainties that may affect our businesses. We cannot anticipate all potential economic, operational and financial developments that may adversely affect our consolidated results of operations and financial condition.

Forward-looking statements should not be viewed as predictions, and should not be the primary basis upon which investors evaluate State Street. Any investor in State Street should consider all risks and uncertainties disclosed in our SEC filings, including our filings under the Securities Exchange Act of 1934, in particular our reports on Forms 10-K, 10-Q and 8-K, or registration statements filed under the Securities Act of 1933, all of which are accessible on the SEC’s website at www.sec.gov or on our website at www.statestreet.com.

The following is a discussion of risk factors applicable to State Street.

Disruptions in the global financial markets that began in mid-2007 have increased the uncertainty and unpredictability we face in managing our businesses, and continued or additional disruptions could have an adverse effect on our businesses, our consolidated results of operations and financial condition.

Since mid-2007, global credit and other financial markets have suffered from substantial volatility, illiquidity and disruption. These factors resulted in the bankruptcy or acquisition of, or significant government assistance to, a number of major domestic and international financial institutions, some of which were significant counterparties with us. These events, and the potential for continuing disruptions, have affected overall confidence in the financial markets and in financial institutions, have further exacerbated liquidity and pricing issues within the fixed-income markets, have increased the uncertainty and unpredictability we face in managing our business and have had an adverse effect on our businesses, our consolidated results of operations and financial condition. The continuation of current disruptions or the occurrence of additional disruptions in the global markets could have an adverse effect on our businesses and our consolidated results of operations and financial condition.

Market disruptions could continue to adversely impact our fee revenue as the value of assets under custody, administration or management would decline, while the costs of providing the related services would remain constant due to the fixed nature of such costs. These factors could reduce our asset-based fee revenue and could adversely affect our other transaction-based revenue, such as securities finance and foreign exchange revenue, and the volume of transactions that we execute for our customers, but the costs of providing the related services would not similarly decline. Further, the degree of volatility in foreign exchange rates can affect our foreign exchange trading revenue. In general, increased currency volatility may increase our market risk, and our foreign exchange revenue, all other things being equal, is likely to decrease during times of decreased currency volatility. In addition, as our business grows globally, our exposure to changes in foreign currency exchange rates could affect our levels of consolidated revenue, expense and results of operations, as well as the value of our investment in our non-U.S. operations.

The overall worldwide economic recession has adversely affected, and is likely to continue to adversely affect, our businesses and our consolidated results of operations and financial condition.

Our businesses are affected by global economic conditions, including regional and international rates of economic growth and the impact that such economic conditions have on the financial markets. The downturn in the global economies, as well as the U.S. economy, that began in mid-2007 has led to an increased level of commercial and consumer delinquencies, a lack of consumer confidence, decreased market valuations and liquidity, increased market volatility and a widespread reduction of business activity generally. The resulting economic pressure and lack of confidence in the financial markets has adversely affected our businesses and our consolidated results of operations and financial condition, as well as the business of our customers. A worsening of economic conditions in the U.S. or globally would likely exacerbate the adverse effects of these difficult conditions on us and on the financial services industry in general.

The failure or instability of any of our significant counterparties, many of whom are financial institutions, and our assumption of significant credit and counterparty risk, could expose us to loss.

The financial markets are characterized by extensive interconnections among financial institutions, including banks, broker/dealers, collective investment funds and insurance companies. As a result of these interconnections, we and many of our customers have concentrated counterparty exposure to other financial institutions. Although we have procedures for monitoring both individual and aggregate counterparty risk, like other large financial institutions, the nature of our business is such that large individual and aggregate counterparty exposure is inherent in our business as our focus on large institutional investors and their businesses. At any point in time, having one or more counterparties to which our exposure exceeds 10% of our total shareholders’ equity, exclusive of unrealized gains or losses, is not unusual.

Concentration of counterparty exposure presents significant risks to us and to our customers because the failure or perceived weakness of any of our counterparties (or in some cases of our customers’ counterparties) has the potential to expose us to risk of loss.

The current instability of the financial markets has resulted in many financial institutions becoming significantly less creditworthy, and as a result we are exposed to increased counterparty risks, both as principal and in our capacity as agent for our customers. Changes in market perception of the financial strength of particular financial institutions can occur rapidly, is often based upon a variety of factors and is difficult to predict. In addition, as U.S. and non-U.S. governments have addressed the financial crisis in an evolving manner, the criteria for and manner of governmental support of financial institutions and other economically important sectors remain uncertain. If a significant individual counterparty defaults on an obligation to us, we could incur financial losses that materially adversely affect our businesses and our consolidated results of operations and financial condition.

The degree of customer demand for short-term credit also tends to increase during periods of market turbulence, exposing us to further counterparty-related risks. For example, investors in collective investment vehicles for which we act as custodian may engage in significant redemption activity due to adverse market or economic news that was not anticipated by the fund’s manager. Our relationship with our customers, the nature of the settlement process and our systems result in the extension of short-term credit in such circumstances. For some types of customers, we provide credit to allow them to leverage their portfolios, which increases our potential loss if the customer experiences credit difficulties. From time to time, we may assume concentrated credit risk at the individual obligor, counterparty or guarantor level. In addition, we may from time to time be exposed to concentrated credit risk at the industry or country level, potentially exposing us to a single market or political event or a correlated set of events. We are also generally not able to net exposures across counterparties that are affiliated entities and may not be able in all circumstances to net exposures across multiple products to the same legal entity. As a consequence, we may incur a loss in relation to one entity or product even though our exposure to one of its affiliates or across product types is over-collateralized. Moreover, not all of our counterparty exposure is secured, and when our exposure is secured, the realizable market value of the collateral may have declined by the time we exercise rights against that collateral. This risk may be particularly acute if we are required to sell the collateral into an illiquid or temporarily impaired market.

In addition, our customers often purchase securities or other financial instruments from a financial counterparty, including broker/dealers, under repurchase arrangements, frequently as a method of reinvesting the cash collateral they receive from lending their securities. Under these arrangements, the counterparty is obligated to repurchase these securities or financial instruments from the customer at the same price at some point in the future. The anticipated value of the collateral is intended to exceed the counterparty’s repayment obligation. In many cases, we agree to indemnify our customers from any loss that would arise upon a default by the counterparty if the proceeds from the disposition of the securities or other financial assets are less than the amount of the repayment obligation by the customer’s counterparty. In those instances, we, rather than our customer, are exposed to the risks associated with counterparty default and collateral value.

Some of the assets on our consolidated balance sheet are entitled to the benefit of guarantees from monoline insurance companies. Several of these insurance companies have experienced significant deterioration in their financial condition. To the extent that assets require credit support from the guarantors to be able to pay principal and interest in full and the guarantor does not or is not able to make payments required under the guarantee, we are exposed to risk of loss.

Although our overall business is subject to these interconnections, several of our lines of business are particularly sensitive to them, including our Global Treasury operations, currency and other trading, securities lending and investment management. Given the limited number of strong counterparties in the current market, we are not able to mitigate all of our and our customers’ counterparty credit risk. The current consolidation of financial service firms that began in 2008, and which we believe is likely to continue in 2010, and the failures of other financial institutions, have increased the concentration of our counterparty risk.

We may incur losses, which could be material to our financial results in the periods incurred, arising from bankruptcy-related claims by and against Lehman entities in the United States and the U.K.

We have claims against Lehman entities in bankruptcy proceedings in the U.S. and the U.K. We also have amounts that we owe to Lehman entities. These claims and amounts owed arise from the resolution of transactions that existed at the time the Lehman entities entered bankruptcy, including foreign exchange transactions, securities lending arrangements and repurchase agreements. In the aggregate, the amounts that we believe we owe Lehman entities, as reflected in our submissions in the bankruptcy proceedings, are less than our estimate of the realizable value of the claims we have asserted against Lehman entities. However, we may recognize gains and losses in different fiscal periods depending in part on the timing and sequence of the resolution of the claims by us and against us in the different proceedings. In addition, the process for resolving these claims and obligations is complex and may continue for some time. We do not know whether the bankruptcy courts and administrators will accept or challenge our claims; question positions we have taken as to our contractual rights and obligations; question any of the valuations or other calculations that we have used in preparing such claims; or seek amounts from us greater than that which we believe to be due.

For example, in connection with the resolution of our obligations pursuant to the repurchase agreements between our customers in the U.S. and a Lehman entity, we indemnified our customers against loss and assumed our customers’ rights with respect to collateral consisting of interests in commercial real estate loans. For purposes of our claim in the bankruptcy court, we valued this collateral at our estimate of its liquidation value following the Lehman bankruptcy; however, when we took possession of this collateral and recorded it in our consolidated balance sheet, we valued the collateral based upon our estimate of its fair value in accordance with GAAP, which fair value was significantly greater than its liquidation value. This difference in valuation, among other factors, could result in the bankruptcy court assigning a lesser value to our claim or rejecting our claim entirely. Similarly, certain of our customers had entered into securities lending arrangements and/or repurchase agreements with Lehman’s U.K. affiliate. In accordance with the terms of our lending program and repurchase agreement product, we have indemnified those customers against loss in connection with the resolution of these arrangements, and sold or taken possession of the related collateral, which included asset-backed securities. For purposes of the resolution of securities lending arrangements and repurchase agreements in the U.K. in connection with the bankruptcy proceedings, we valued asset-backed securities at their assumed liquidation values, in each case reflecting the absence of an active trading market for these securities following the bankruptcy of Lehman. We subsequently recorded these assets in our consolidated balance sheet at a significantly greater value, based upon relevant market conditions and our assessment of their fair value in accordance with GAAP at that time. As a result of these valuation decisions, we determined that there was a shortfall in collateral supporting repurchase agreements and applied excess collateral supporting Lehman’s obligations under securities lending arrangements against Lehman’s obligations under the repurchase agreements. The administrator in the U.K. bankruptcy proceedings may challenge any or all of the positions that we have taken, including our valuation of the collateral and the application of excess collateral supporting Lehman’s obligations under the securities lending arrangements against Lehman’s unsecured obligations under the repurchase agreements. Given the uncertainty in the process and the potential for a court or administrator to challenge the amounts that we believe to be owed by us or due to us, it is possible that our obligations, net of recoveries, to Lehman entities may be substantial, with the result that our net payment obligations could be potentially as much as several hundred million dollars.

If all or a significant portion of the unrealized losses in our investment securities portfolio on our consolidated balance sheet were determined to be other-than-temporarily impaired, we would recognize a material charge to our earnings and our capital ratios would be adversely affected.

During 2008 and 2009, rating agencies imposed an increasing number of downgrades and credit watches on the securities in our investment securities portfolio, which contributed to the decline in fair values. Any continued increase in downgrades and credit watches may contribute to a further decline in the fair values of these securities. Further, the measurement of the fair value of these securities, as well as our other financial assets, involves significant judgment due to the complexity of the factors contributing to the measurement. Market volatility makes measurement of the fair value of our investment portfolio even more difficult and subjective. More generally, as market conditions continue to be volatile we cannot provide assurance that the amount of the unrealized losses will not increase.

To the extent that any portion of the unrealized losses in these portfolios is determined to be other than temporary, and the loss is related to credit factors, we will recognize a charge to our earnings in the quarter during which such determination is made and our capital ratios could be adversely affected. If any such charge is significant, a rating agency might downgrade our credit rating or put us on credit watch. Even if we do not determine that the unrealized losses associated with these portfolios require an impairment charge, increases in these unrealized losses adversely affect our tangible common equity ratio, which may adversely affect credit rating agency and investor sentiment toward us. This negative perception also may adversely affect our ability to access the capital markets or might increase our cost of capital.

Further information with respect to unrealized losses on the securities in our investment portfolio is provided in note 3 of the Notes to Consolidated Financial Statements included under Item 8, and information with respect to the financial assets and liabilities which we carry at fair value on a recurring basis is provided in the “Critical Accounting Estimates” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included under Item 7, and in note 13 of the Notes to Consolidated Financial Statements, included under Item 8.

We may need to raise additional capital in the future, which may not be available to us or may only be available on unfavorable terms, and which may make future business acquisitions or dispositions difficult.

As a result of continued disruption in the global financial markets or other developments having an adverse effect on our capital ratios, we may need to raise additional capital in order to maintain our credit ratings or for other purposes. However, our ability to access the capital markets, if needed, will depend on a number of factors, including the state of the financial markets. Accordingly, we cannot be sure of our ability to raise additional capital, if needed, on terms acceptable to us.

Additionally, our ability to make acquisitions in order to achieve greater economies of scale or to expand our product offerings is dependent upon our financial resources and our ability to access the capital markets. In addition, our ability to dispose of businesses that no longer fit our business model may be difficult if attractive financing or capital is not available to prospective buyers. Due to company-specific issues or a lack of liquidity in the capital markets, our ability to expand through acquisitions or to dispose of businesses that no longer are strategic to us may be adversely affected.

Our business activities expose us to liquidity and interest-rate risk.

In our business activities, we assume liquidity and interest-rate risk in our investment portfolio of longer-and intermediate-term assets, which is funded in large part by our customer deposit base. Similarly, as a result of the May 2009 consolidation of the asset-backed commercial paper conduits that we administer, we fund the portfolio of intermediate term assets held by the conduits through our customer deposit base, through the conduits’ issuance of commercial paper or through draw-downs of other short-term sources of liquidity. In addition, we may be exposed to liquidity or other risks in managing asset pools for third parties that are funded on a short-term basis, or where the customers participating in these products have a right to the return of cash or assets on limited notice. These business activities include, among others, securities finance collateral pools, money market and other short-term investment funds and liquidity facilities utilized in connection with municipal bond programs.

Our reputation and business prospects may be damaged if our customers incur substantial losses in investment pools where we act as agent.

Our management of collective investment pools on behalf of customers exposes us to reputational risk and, in some cases, operational losses. The incurrence by our customers of substantial losses in these pools, particularly in money market funds (where there is a general market expectation that net asset value will not drop below $1.00 per share), in situations where we make distributions in-kind to satisfy redemption requests or in circumstances where one of our investment strategies significantly underperforms the market or our competitors’ products, could result in significant harm to our reputation and significantly and adversely affect the prospects of our associated business units. In some very limited circumstances, and consistent with applicable regulatory requirements, we may compensate investment pools for all or a portion of the pool’s losses even though we are not statutorily or contractually obligated to do so. Because we often implement investment and operational decisions and actions over multiple investment pools to achieve scale, we face the risk that losses, even small losses, may have a significant effect in the aggregate. While it is currently not our intention, any decision by us to provide financial support to our investment pools would potentially result in the recognition of significant losses and could in certain situations require us to consolidate the investment pools onto our consolidated balance sheet. A failure or inability to provide such support could damage our reputation among current and prospective customers. Any termination by a third-party guarantor of its guarantee could, if we were unable to replace the guarantee, adversely affect our business or result in litigation.

Our businesses may be adversely affected by litigation.

From time to time, our customers, or the government on their behalf, may make claims and take legal action relating to our performance of fiduciary or contractual responsibilities. We may also face employment lawsuits or other legal claims. In any such claims or actions, demands for substantial monetary damages may be asserted against us and may result in financial liability or an adverse effect on our reputation among investors or on customer demand for our products and services. We may be unable to accurately estimate our exposure to litigation risk when we record balance sheet reserves for probable loss contingencies. As a result, any reserves we establish to cover any settlements or judgments may not be sufficient to cover our actual financial exposure, which may have a material impact on our consolidated results of operations or financial condition.

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

In view of the inherent difficulty of predicting the outcome of legal actions and regulatory matters, we cannot provide assurance as to the outcome of any pending matter or, if determined adversely to us, the costs associated with any such matter, particularly where the claimant seeks very large or indeterminate damages or where the matter presents novel legal theories, involves a large number of parties or is at a preliminary stage. The resolution of certain pending legal actions or regulatory matters, if unfavorable, could have a material adverse effect on our consolidated results of operations for the quarter in which such actions or matters are resolved or a reserve is established.

Further information with respect to the foregoing and our other ongoing litigation matters is provided in Legal Proceedings included under Item 3.

We may incur losses, which could be material to our consolidated results of operations in the period incurred, with respect to sub-custody and prime broker arrangements we had with Lehman entities.

Various Lehman entities that served as sub-custodian or prime broker for some of our customers or funds entered insolvency proceedings in September 2008. Estimating the actual amount or timing of any recovery on our customers’ and funds’ claims against any of these Lehman entities is currently not possible. When these insolvency proceedings were commenced, cash and securities attributable to our custody customers, having approximately $325 million in net asset value at September 15, 2008, was held by or through Lehman entities. While the appointment of these Lehman entities had been made at our customer’s direction and we believe that we carried out our responsibilities with respect to our customers, our custody customers may nevertheless seek to recover from us any losses they incur as a result of the Lehman insolvency proceedings.

In the case of common trust funds managed by us, in our capacity as manager and trustee, we had appointed Lehman as prime broker for four of these funds, which at September 15, 2008 (the date two of the Lehman entities involved entered insolvency proceedings) had cash and securities with net asset values of approximately $312 million held by or though Lehman entities. The investors in these funds have commenced or threatened litigation against us, and in one case have obtained a judgment against us. There can be no assurance as to the outcome of these proceedings, and an adverse resolution could have a material adverse effect on our results of operations in the fiscal period or periods in which resolved. See Legal Proceedings included under Item 3.

We face litigation and potential additional governmental inquiries in connection with our provision of foreign exchange services to custody customers.

In October 2009, the Attorney General of the State of California commenced an action against State Street Bank under the California False Claims Act and California Business and Professional Code relating to foreign exchange services State Street Bank provides to California state pension plans. The California Attorney General asserts that the pricing of certain foreign exchange transactions for these pension plans was not consistent with the terms of the applicable custody contracts and related disclosures to the plans, and that, as a result, State Street Bank made false claims and engaged in unfair competition. The Attorney General asserts actual damages of $56 million for periods from 2001 to 2007 and seeks additional penalties, including treble damages. We provide custody and foreign exchange services to government pension plans in other jurisdictions and attorney generals from a number of these other jurisdictions, as well as the U.S. Attorney General’s office, have requested information in connection with informal inquiries into our foreign exchange pricing. If additional governmental proceedings of this nature were to be commenced, such actions could have a material impact on our reputation and on our future revenues. While no other customers have commenced legal proceedings, the services we offer to the State of California are also offered to a broad range of custody clients in the U.S. and internationally. There can be no assurance as to the outcome of the pending proceeding in California or other proceedings that might be commenced against us by any other Attorneys General or customers, and the resolution of any such proceedings could have a material adverse effect on our future consolidated results of operations. In light of the action commenced by the California Attorney General, we are providing customers with greater transparency into the pricing of this product and other alternatives offered by us for addressing their foreign exchange requirements. Although we believe such disclosures will address customer interests for increased transparency, over time such action may result in pressure on our pricing of this product or result in clients electing other foreign exchange execution options, which would have an adverse impact on the revenue from, and profitability of, this product for us.

We may be exposed to customer claims, financial loss, reputational damage and regulatory scrutiny as a result of transacting purchases and redemptions relating to the unregistered cash collateral pools underlying our securities lending program at a net asset value of $1.00 per unit rather than a lower net asset value based upon market value of the underlying portfolios.

A portion of the cash collateral received by customers under our securities lending program is invested in cash collateral pools that we manage. Interests in these cash collateral pools are held by unaffiliated customers and by registered and unregistered investment funds that we manage. Our cash collateral pools that are money market funds registered under the Investment Company Act of 1940 are required to maintain, and have maintained, a constant net asset value of $1.00 per unit. The remainder of our cash collateral pools are collective investment funds that are not required to be registered under the Investment Company Act. These unregistered cash collateral pools seek, but are not required, to maintain, and transact purchases and redemptions at, a constant net asset value of $1.00 per unit.

Our securities lending operations consist of two components; a direct lending program for third-party investment managers and asset owners, the collateral pools for which we refer to as direct lending collateral pools; and investment funds with a broad range of investment objectives that are managed by SSgA and engage in securities lending, which we refer to as SSgA lending funds. The following table shows the aggregate net asset values of the unregistered direct lending collateral pools and the aggregate net asset value of the unregistered collateral pools underlying the SSgA lending funds, in each case based on a constant net asset value of $1.00 per unit.

(in billions)	December 31, 2009	December 31, 2008	December 31, 2007(1)
Direct lending collateral pools	$85	$85	$150
Collateral pools underlying SSgA lending funds	24	31	44

(1)

Certain of the SSgA lending funds were participants in the direct lending collateral pools until October 2008. The direct lending collateral pool balances at December 31, 2007 related to SSgA lending funds have been included within the SSgA lending fund balances and excluded from the direct lending collateral pool balances presented above.

We may incur losses, which could be material to our consolidated results of operations in the period incurred, as a result of continuing to transact based upon a consistent $1.00 per unit net asset value.

Both the direct lending collateral pools and the collateral pools underlying the SSgA lending funds have continued to transact purchases and redemptions at a constant net asset value of $1.00 per unit even though the market value of the unregistered cash collateral pools’ portfolio holdings, determined using pricing from third-party pricing sources, has been below $1.00 per unit. This difference between the transaction value used for purchase and redemption activity and the market value of the collateral pool’s assets arose, depending upon the collateral pool, at various points since the commencement of the financial crisis in mid-2007 and has persisted throughout 2008 and 2009. The following table sets forth the range of net asset values per unit and weighted-average net asset values per unit based upon the market value of our unregistered cash collateral pools underlying the direct lending program and SSgA lending funds as of December 31, 2009, 2008 and 2007.

	December 31, 2009		December 31, 2008		December 31, 2007
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Direct lending collateral pools	$0.93 to $1.00	$0.986	$0.92 to $1.00	$0.941	$0.99 to $1.00	$0.993
Collateral pools underlying SSgA lending funds	$0.97 to $0.99	$0.981	$0.91 to $0.95	$0.932	$0.99 to $1.00	$0.991

We believe that our practice of continuing to effect purchases and redemptions at $1.00 per unit in the unregistered cash collateral pools, notwithstanding that the underlying portfolios have a market value of less than $1.00 per unit, is in compliance with the terms of our unregistered cash collateral pools and in the best interests of participants in the direct lending program and the SSgA lending funds. We have continued this practice for a number of reasons, including the fact that none of the securities in the cash collateral pools is currently in default or considered to be materially impaired, and that there are restrictions on withdrawals from the collective investment funds. Although the market value of the assets in the collateral pools has improved during 2009, a portion of these assets are floating rate instruments with several years of remaining maturity; consequently, the rate of valuation improvement is likely to slow in 2010 or the market value may decline again as a result of changes in market sentiment or in the credit quality of such instruments. However, as described below, if we continue to transact purchases and redemptions from the unregistered cash collateral pools based upon a constant net asset value of $1.00 per unit and the liquid assets of these pools turn out to be insufficient to support redemption activity at such value, or the pools suffer material credit losses on their underlying portfolio holdings, investors in the direct lending program and/or the SSgA lending funds may seek to hold us responsible for any shortfall due to prior redemptions at a value above the market value of the underlying portfolio or as a result of any such portfolio defaults.

We may incur losses, which could be material to our consolidated results of operations in the period incurred, as a result of our imposition of restrictions on redemptions from, and our management of, the direct lending program.

Beginning in October 2008, following the increased market disruption resulting from the bankruptcy of Lehman, we began to require, and continue to require, that direct participants in the collateral pools who wish to redeem their interests in the pools, other than in connection with the ordinary course operation of the securities lending program, to accept redemption proceeds in the form of in-kind distributions. While the redemption restrictions were imposed to protect the interest of all participants in the direct lending program (which include ERISA plans, governmental retirement plans, mutual funds and other institutional asset owners), the prolonged imposition of these restrictions could materially and adversely affect the relationship with our lending customers and the financial results of our direct lending operation. Despite these redemption restrictions, one significant participant in the direct lending program redeemed a substantial portion of its interest in the collateral pools in a manner that we determined not to be consistent with the ordinary course of operations of the securities lending program. After attempts to resolve the dispute with the redeeming participant and have them restore short-term liquidity to the collateral pool, we took action, as trustee, that in effect resulted in an in-kind redemption of the participant’s remaining interest in the collateral pool in a manner that caused such in-kind redemption and the prior cash redemptions, taken as a whole, to be completed on substantially the same basis as if the participant had initially requested an in-kind redemption of its entire interest in the collateral pool. The redeeming participant has commenced a legal action against us for damages that it alleges it incurred as a result of this redemption. An adverse judgment in such case could have an adverse impact on our consolidated results of operations for the period in which such judgment is issued. In addition to the actions relating to the redeeming participant, we are in discussions with a limited number of securities lending customers in the U.K. who have questioned whether our management of their participation in our securities lending program was consistent with the obligations owed by us to them. At this time, we do not know if we will enter into a settlement with respect to such claims or if the amount of any settlement would be less than or greater than the reserve established.

We may incur losses which could be material to our consolidated results of operations in the period incurred, as a result of our valuation of units of the SSgA lending funds and our imposition of restrictions on redemptions.

A broad range of SSgA lending funds participate in our securities lending program and as a result hold interests in certain of the unregistered cash collateral pools. The lending funds continue to purchase and redeem units of the lending funds at prices that assign a value of $1.00 to units of the collateral pools held by such funds. If it was determined that the historical or prospective transaction valuation for purchase or redemption of units of the lending funds should reflect a value of the units of the collateral pools of less than $1.00, lending fund investors may claim that they overpaid for their investment, or that investors who redeemed their units at prices that reflect a valuation of units of the collateral pools of $1.00 were overcompensated, and seek to hold us responsible for their alleged investment loss. For financial reporting purposes, the lending funds’ financial statements for the periods ended December 31, 2008 and 2009 reflected or will reflect net asset values for the lending funds based upon a valuation of the units of the collateral pools at market value rather than at the $1.00 transaction value. If we continue to transact purchases and redemptions of units of the lending funds based upon the $1.00 transaction value of the collateral pools rather than their financial statement reported value, such potential exposure would likely increase over time. Since the percentage of a lending fund’s assets on loan varies based on the fund’s investment focus and with changes in market demand, the potential impact of this issue on the net asset value of the lending fund will vary significantly, and in some cases may be material.

In an effort to provide investors in the SSgA lending funds equal access to liquidity in the collateral pools and limit the need to sell portfolio securities into an illiquid market in order to meet redemption requests, in March 2009, we established restrictions on the percentage of an investor’s interest in a lending fund that may be redeemed in any month. These restrictions superseded limitations on redemption other than in kind or that were to an extent consistent with the customers’ ordinary course of their participation in the lending funds. The restrictions on redemptions currently do not apply to participant level activity in defined contribution plans. Investors in the lending funds have objected to, and may claim to have been harmed by, such limitations on liquidity of their investment, notwithstanding our right to implement such restrictions under the governing documents for such funds. As a result, participants in our lending funds may seek to be compensated for any loss they incurred or allege to have incurred resulting from either the valuation of the units of the lending funds or restrictions on the liquidity of such units.

We may incur losses, which could be material to our consolidated results of operations in the period incurred, as a result of claims by investors in the direct lending program and SSgA lending funds and an inquiry by the SEC.

The SEC is conducting an informal inquiry into the management of our securities lending program and disclosures made to direct lending participants and participants in the SSgA lending funds, in particular as to the adequacy of our disclosures regarding the collateral pools during periods when those pools had a market value of less than $1.00. While we are cooperating with such inquiry, we cannot determine whether the staff of the SEC will conclude that our disclosures or conduct of the program form the basis of a potential formal proceeding seeking damages or other remedies. In addition to the action with the redeeming participant in the direct lending program referred to above, participants in certain of the lending funds have commenced putative class actions on behalf of all investors in the lending funds that are benefit plans subject to the Employee Retirement Income

Security Act. The class actions allege, among other things, failure to exercise prudence in the management of the collateral pools and breach of the governing instruments in connection with our imposition of restrictions on redemptions and seek both damages and injunctive relief. A determination by the SEC or any other regulatory authority to commence an enforcement proceeding with regard to our securities lending operations or SSgA lending funds, or an adverse outcome in the class action or any future proceedings, could have a material adverse impact upon our securities lending operations or the operations of SSgA or upon our consolidated results of operations and financial condition.

If we are unable to continuously attract deposits and other short-term funding, our consolidated financial condition, including our capital ratios, our consolidated results of operations and our business prospects could be harmed.

Liquidity management is critical to the management of our consolidated balance sheet and to our ability to service our customer base. We generally use our sources of funds to:

•	extend credit to our customers in connection with our custody business;

•	meet demands for return of funds on deposit by customers; and

•	manage the pool of intermediate- and longer-term assets that are included in the investment securities on our consolidated balance sheet.

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

In managing our liquidity, our primary source of short-term funding is customer deposits, which are predominantly transaction-based deposits by institutional investors. Our ability to continue to attract these deposits, and other short-term funding sources such as certificates of deposit and commercial paper, is subject to variability based upon a number of factors, including volume and volatility in the global securities markets, the relative interest rates that we are prepared to pay for these liabilities and the perception of safety of those deposits or short-term obligations relative to alternative short-term investments available to our customers, including in the capital markets. For example, the contraction in the number of counterparties for which we have a favorable credit assessment as a result of ongoing market disruptions has made it difficult to invest our available liquidity, which has adversely affected the rate of return that we earned on these assets, which could harm our ability to attract customer deposits.

The availability and cost of credit in short-term markets is highly dependent upon the markets’ perception of our liquidity and creditworthiness. Our efforts to monitor and manage our liquidity risk may not be successful or sufficient to deal with dramatic or unanticipated changes in the global securities markets or other event-driven reductions in liquidity. In such events, our cost of funds may increase, thereby reducing our net interest revenue, or we may need to dispose of a portion of our investment portfolio, which, depending upon market conditions, could result in the realization of a loss in our consolidated statement of income.

Any downgrades in our credit ratings, or an actual or perceived reduction in our financial strength, could adversely affect our borrowing costs, capital costs and liquidity and cause reputational harm.

Various independent rating agencies publish credit ratings for our debt obligations based on their evaluation of a number of factors, some of which relate to our performance and other corporate developments, including financings, acquisitions and joint ventures, and some of which relate to general industry conditions. We anticipate that the rating agencies will review our ratings regularly based on our consolidated results of operations and developments in our businesses. Our credit rating was downgraded by each of the principal rating agencies during the first quarter of 2009. A further downgrade or a significant reduction in our capital ratios might adversely affect our ability to access the capital markets or might increase our cost of capital. We cannot provide assurance that we will continue to maintain our current ratings. The current market environment and our exposure to other financial institution counterparties increases the risk that we may not maintain our current ratings. Downgrades in our credit ratings may adversely affect our borrowing costs, our capital costs and our ability to raise capital and, in turn, our liquidity. A failure to maintain an acceptable credit rating may also preclude us from being competitive in certain products, may be negatively perceived by our customers or counterparties or may have other adverse reputational effects.

Additionally, our counterparties, as well as our customers, rely upon our financial strength and stability and evaluate the risks of doing business with us. If we experience diminished financial strength or stability, actual or perceived, including due to market or regulatory developments, our announced or rumored business developments or consolidated results of operations, a decline in our stock price or a reduced credit rating, our counterparties may become less willing to enter into transactions, secured or unsecured, with us, our customers may reduce or place limits upon the level of services we provide them or seek other service providers and our prospective customers may select other service providers. The risk that we may be perceived as less creditworthy relative to other market participants is increased in the current market environment, where the consolidation of financial institutions, including major global financial institutions, is resulting in a smaller number of much larger counterparties and competitors. If our counterparties perceive us to be a less viable counterparty, our ability to enter into financial transactions on terms acceptable to us or our customers, on our or our customers’ behalf, will be materially compromised. If our customers reduce their deposits with us or select other service providers for all or a portion of the services we provide them, our net interest revenues will decrease accordingly.

Our businesses may be negatively affected by adverse publicity or other reputational harm.

Our relationship with many of our customers is predicated upon our reputation as a fiduciary and a service provider that adheres to the highest standards of ethics, service quality and regulatory compliance. Adverse publicity, regulatory actions, litigation, operational failures, the failure to meet customer expectations and other issues with respect to one or more of our businesses could materially and adversely affect our reputation, our ability to attract and retain customers or our sources of funding for the same or other businesses. Preserving and enhancing our reputation also depends on maintaining systems and procedures that address known risks and regulatory requirements, as well as our ability to identify and mitigate additional risks that arise due to changes in our businesses and the marketplaces in which we operate, the regulatory environment and customer expectations. If any of these developments has a material effect on our reputation, our business will suffer.

The illiquidity and volatility of global fixed-income and equity markets has affected our ability to effectively and profitably manage assets on behalf of customers and may make our products less attractive to customers.

We manage assets on behalf of customers in several forms, including in collective investment pools, including money market funds, securities finance collateral pools, cash collateral and other cash products and short-term investment funds. In addition to the impact on the market value of customer portfolios, the illiquidity and volatility of both the global fixed-income and equity markets have negatively affected our ability to manage customer inflows and outflows from our pooled investment vehicles. Within our asset management business, we manage investment pools, such as mutual funds and collective investment funds that generally offer our customers the ability to withdraw their investments on short notice, generally daily or monthly. This feature requires that we manage those pools in a manner that takes into account both maximizing the long-term return on the investment pool and retaining sufficient liquidity to meet reasonably anticipated liquidity requirements of our customers.

During the market disruption that accelerated following the bankruptcy of Lehman, the liquidity in many asset classes, particularly short- and long-term fixed-income securities, has declined dramatically, and providing liquidity to meet all customer demands in these investment pools without adversely affecting the return to non-withdrawing customers has become more difficult. For customers that invest directly or indirectly in certain of the collateral pools and seek to terminate participation in lending programs, we have required, in accordance with the applicable customer arrangements, that these withdrawals from the collateral pools take the form of partial in-kind distributions of securities, and in the case of SSgA funds that engage in securities lending, we have implemented limitations on the portion of an investor’s interest in such fund that may be withdrawn during any month, although such limitations do not apply to participant directed activity in defined contribution plans. If higher than normal demands for liquidity from our customers were to return post-Lehman-bankruptcy levels or increase, it could become more difficult to manage the liquidity requirements of our collective investment pools and, as a result, we may elect to support the liquidity of these pools. If liquidity in the fixed-income markets were to deteriorate further or remain disrupted for a prolonged period, our relationships with our customers may be adversely affected, we could, in certain circumstances, be required to consolidate the investment pools, levels of redemption activity could increase and our consolidated results of operations and business prospects could be adversely affected.

In addition, if a money market fund that we manage were to have unexpected liquidity demands from investors in the fund that exceeded available liquidity, the fund could be required to sell assets to meet those redemption requirements, and it may then be difficult to sell the assets held by the fund at a reasonable price, if at all.

Alternatively, although we have no such obligations or arrangements currently in place, we have in the past, and may in the future, guarantee liquidity to investors desiring to make withdrawals from a fund, and a significant amount of such guarantees could adversely affect our own liquidity and consolidated financial condition. Because of the size of the investment pools that we manage, we may not have the financial ability or regulatory authority to support the liquidity demands of our customers. The extreme volatility in the equity markets has led to potential for the return on passive and quantitative products deviating from their target return. The temporary closures of securities exchanges in certain markets create a risk that customer redemptions in pooled investment vehicles may result in significant tracking error and underperformance relative to stated benchmarks. Any failure of the pools to meet redemption requests or to underperform relative to similar products offered by our competitors could harm our business and our reputation.

For further information regarding risks related to our investment pools, please refer to the risk factor titled “Our reputation and business prospects may be damaged if our customers incur substantial losses in investment pools where we act as agent” on page 11.

Acquisitions, strategic alliances and divestiture pose risks for our business.

As part of our business strategy, we acquire complementary businesses and technologies, enter into strategic alliances and divest portions of our business. During 2009, we announced definitive agreements to acquire the global custody, depository banking, correspondent banking and fund administration business of Intesa Sanpaolo, or Intesa, and the acquisition of Mourant International Finance Administration, or MIFA, for cash. We undertake transactions such as these to, among other reasons, expand our geographic footprint, access new customers, technologies or services, develop closer relationships with our business partners, efficiently deploy capital or to leverage cost savings or other financial opportunities. We may not achieve the expected benefits of these transactions, which could result in increased costs, lowered revenues, ineffective deployment of capital and diminished competitive position or reputation.

These transactions also involve a number of risks and financial, accounting, regulatory, managerial and operational challenges, which could adversely affect our consolidated results of operations and financial condition. For example, the businesses that we acquire or our strategic alliances may underperform relative to the price paid or the resources committed by us, or we may not achieve anticipated cost savings or otherwise be adversely affected by acquisition-related charges. Further, past acquisitions have resulted, and upon closing transactions such as the purchase of Intesa and MIFA will result, in the recording of goodwill and other significant intangible assets on our consolidated balance sheet. We may be required to record impairment in our consolidated statement of income in future periods if we do not realize the value of these assets. Through our acquisitions we may also assume unknown or undisclosed liabilities, fail to properly assess known contingent liabilities or assume businesses with internal control deficiencies. While in most of our transactions we seek to mitigate these risks through, among other things, adequate due diligence and indemnification provisions, we cannot be certain that the indemnification provisions and other risk mitigants we put in place will be sufficient.

Various regulatory approvals or consents are generally required prior to closing or acquisitions and, which may include approvals of the Federal Reserve and other domestic and foreign regulatory authorities. These regulatory authorities may impose conditions on the completion of the acquisition or require changes to its terms that materially affect the terms of the transaction or our ability to capture some of the opportunities presented by the transaction. Any such conditions, or any associated regulatory delays, could limit the benefits of the transaction. Some acquisitions we announce may not be completed, if we do not receive the required regulatory approvals or if other closing conditions are not satisfied.

The integration of our acquisitions results in risks to our business and other uncertainties.

The integration of acquisitions presents risks that differ from the risks associated with our ongoing operations. Integration activities are complicated and time consuming. We may not be able to effectively assimilate services, technologies, key personnel or businesses of acquired companies into our business or service offerings, as anticipated, alliances may not be successful, and we may not achieve related revenue growth or cost savings. We also face the risk of being unable to retain the customer bases of acquired companies or unable to cross-sell our products and services to an acquired business’s customers. Acquisitions of investment servicing businesses entail information technology systems conversions, which involve operational risks and may result in customer dissatisfaction and defection. Customers of asset servicing businesses that we have acquired may be competitors of our non-custody businesses. The loss of some of these customers or a significant reduction in revenues generated from them, for competitive or other reasons, could adversely affect the benefits that we expect to achieve from these acquisitions. With any acquisition, the integration of the operations and resources of the businesses could result in the loss of key employees, the disruption of our and the acquired company’s ongoing businesses, or inconsistencies in standards, controls, procedures and policies that could adversely affect our ability to maintain relationships with customers and employees or to achieve the anticipated benefits of the acquisition. Integration efforts may also divert management attention and resources.

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

Our financial performance depends, in part, on our ability to develop and market new and innovative services and to adopt or develop new technologies that differentiate our products or provide cost efficiencies, while avoiding increased related expenses. The introduction of new products and services can entail significant time and resources. Substantial risks and uncertainties are associated with the introduction of new products and services, including technical and control requirements that may need to be developed and implemented, rapid technological change in the industry, our ability to access technical and other information from our customers and the significant and ongoing investments required to bring new products and services to market in a timely manner at competitive prices. Regulatory and internal control requirements, capital requirements, competitive alternatives and shifting market preferences may also determine if such initiatives can be brought to market in a manner that is timely and attractive to our customers. Failure to manage successfully these risks in the development and implementation of new products or services could have a material adverse effect on our business and reputation, as well as on our consolidated results of operations and financial condition.

It may be difficult and costly to protect our intellectual property rights, and we may not be able to ensure their protection.

We may be unable to protect our intellectual property and proprietary technology effectively, which may allow competitors to duplicate our technology and products and may adversely affect our ability to compete with them. To the extent that we are not able to protect our intellectual property effectively through patents or other means, employees with knowledge of our intellectual property may leave and seek to exploit our intellectual property for their own or others’ advantage. In addition, we may infringe upon claims of third-party patents, and we may face intellectual property challenges from other parties. We may not be successful in defending against any such challenges or in obtaining licenses to avoid or resolve any intellectual property disputes. The intellectual property of an acquired business may be an important component of the value that we agree to pay for such a business. However, such acquisitions are subject to the risks that the acquired business may not own the intellectual property that we believe we are acquiring, that the intellectual property is dependent upon licenses from third parties, that the acquired business infringes upon the intellectual property rights of others, or that the technology does not have the acceptance in the marketplace that we anticipated.

Our revenues and profits are sensitive to changes in interest rates.

Our financial performance could be negatively affected by changes in interest rates as they affect our asset and liability management activities. The levels of interest rates in global markets, changes in the relationship between short- and long-term interest rates, the direction and speed of interest-rate changes, and the asset and liability spreads relative to the currency and geographic mix of our interest-earning assets and interest-bearing liabilities, affect our net interest revenue. Our ability to anticipate these changes or to hedge the related exposures on and off our consolidated balance sheet can significantly influence the success of our asset and liability management activities and the resulting level of our net interest revenue. The impact of changes in interest rates will depend on the relative durations of assets and liabilities in accordance with their relevant currencies. In general, sustained lower interest rates, a flat or inverted yield curve and narrow interest-rate spreads have a constraining effect on our net interest revenue.

Competition for our employees is intense, and we may not be able to attract and retain the highly skilled people we need to support our business.

Our success depends, in large part, on our ability to attract and/or retain key people. Competition for the best people in most activities in which we engage can be intense, and we may not be able to hire people or retain them, particularly in light of uncertainty concerning evolving compensation restrictions applicable, or which may become applicable, to banks (and potentially not applicable to other financial services firms). The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business because of their skills, their knowledge of our markets, their years of industry experience and, in some cases, the difficulty of promptly finding qualified replacement personnel. Similarly, the loss of key employees, either individually or as a group, can adversely affect our customers’ perception of our ability to continue to manage certain types of investment management mandates.

Long-term contracts expose us to pricing and performance risk.

We enter into long-term contracts to provide middle office or investment manager and alternative investment manager operations outsourcing services, primarily for conversions, to customers, including services related but not limited to certain trading activities, cash reporting, settlement and reconciliation activities, collateral management and information technology development. These arrangements generally set forth our fee schedule for the term of the contract and, absent a change in service requirements, do not permit us to re-price the contract for changes in our costs or for market pricing. The long-term contracts for these relationships require, in some cases, considerable up-front investment by us, including technology and conversion costs, and carry the risk that pricing for the products and services we provide might not prove adequate to generate expected operating margins over the term of the contracts. Profitability of these contracts is largely a function of our ability to accurately calculate pricing for our services, efficiently assume our contractual responsibilities in a timely manner and our ability to control our costs and maintain the relationship with the customer for an adequate period of time to recover our up-front investment. Our estimate of the profitability of these arrangements can be adversely affected by declines in the assets under the customers’ management, whether due to general declines in the securities markets or customer specific issues. In addition, the profitability of these arrangements may be based on our ability to cross sell additional services to these customers, and we may be unable to do so.

In addition, performance risk exists in each contract, given our dependence on successful conversion and implementation onto our own operating platforms of the service activities provided. Our failure to meet specified service levels may also adversely affect our revenue from such arrangements, or permit early termination of the contracts by the customer. If the demand for these types of services were to decline, we could see our revenue decline.

Our controls and procedures may fail or be circumvented, our risk management policies and procedures may be inadequate, and operational risk could adversely affect our consolidated results of operations.

We may fail to identify and manage risks related to a variety of aspects of our business, including, but not limited to, operational risk, interest-rate risk, trading risk, fiduciary risk, legal and compliance risk, liquidity risk and credit risk. We have adopted various controls, procedures, policies and systems to monitor and manage risk. While we currently believe that our risk management process is effective, we cannot provide assurance that those controls, procedures, policies and systems will always be adequate to identify and manage the risks in our various businesses. In addition, our businesses and the markets in which we operate are continuously evolving. We may fail to fully understand the implications of changes in our businesses or the financial markets and fail to adequately or timely enhance our risk framework to address those changes. If our risk framework is ineffective, either because it fails to keep pace with changes in the financial markets or our businesses or for other reasons, we could incur losses, suffer reputational damage or find ourselves out of compliance with applicable regulatory mandates or expectations.

Operational risk is inherent in all of our business activities. As a leading provider of services to institutional investors, we provide a broad array of services, including research, investment management, trading services and investment servicing, that give rise to operational risk. In addition, these services generate a broad array of complex and specialized servicing, confidentiality and fiduciary requirements. We face the risk that the policies, procedures and systems we have established to comply with our operational requirements will fail, be inadequate or become outdated. We also face the potential for loss resulting from inadequate or failed internal processes, employee supervisory or monitoring mechanisms or other systems or controls, which could materially affect our future consolidated results of operations. Operational errors that result in us remitting funds to a failing or bankrupt entity may be irreversible, and may subject us to losses. We may also be subject to disruptions from external events that are wholly or partially beyond our control, which could cause delays or disruptions to operational functions, including information processing and financial market settlement functions. In addition, our customers, vendors and counterparties could suffer from such events. Should these events affect us, or the customers, vendors or counterparties with which we conduct business, our consolidated results of operations could be negatively affected. When we record balance sheet reserves for probable loss contingencies related to operational losses, we may be unable to accurately estimate our potential exposure, and any reserves we establish to cover operational losses may not be sufficient to cover our actual financial exposure, which may have a material impact on our consolidated results of operations or financial condition for the periods in which we recognize the losses.

We depend on information technology, and any failures of our information technology systems could result in significant costs and reputational damage.

Our businesses depend on information technology infrastructure to record and process a large volume of increasingly complex transactions, in many currencies, on a daily basis, across numerous and diverse markets. Any interruptions, delays or breakdowns of this infrastructure could result in significant costs to us and damage to our reputation.

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

Most of our businesses are subject to extensive regulation by multiple regulatory bodies, and many of the customers to which we provide services are themselves subject to a broad range of regulatory requirements. These regulations may affect the manner and terms of delivery of our services. As a financial institution with substantial international operations, we are subject to extensive regulatory and supervisory oversight, both in the U.S. and outside the U.S. in connection with our global operations. The regulations affect, among other things, the scope of our activities and customer services, our capital structure and our ability to fund the operations of our subsidiaries, our lending practices, our dividend policy and the manner in which we market our services. The disruption of the financial markets in 2008 and 2009 and resulting governmental support of, and loss of confidence in, financial institutions has resulted in demand for increased and more extensive regulation of our business both in the U.S. and internationally. Congress is currently considering legislation that may have a significant impact on the regulatory structure for the financial markets, special taxes on financial institutions and increased deposit assessments by the FDIC, and proposals by the White House have included the potential separation of proprietary trading and the management of hedge and other alternative asset funds from banking institutions or restrictions on the flexibility of financial institutions with respect to the compensation of their employees. The proposals currently being considered by Congress, depending upon their final form, could affect our business positively or adversely or may result in substantial additional costs. Different countries may respond to the market and economic environment in different and potentially conflicting manner, which could have the impact of increasing the cost of compliance for us. New or modified regulations and related regulatory guidance may have unforeseen or unintended adverse effects on the financial services industry. Evolving regulations, such as the Basel and other global regulatory capital frameworks, short-selling regulations and anti-money laundering regulations may impose significant compliance costs on us. The regulatory perspective, particularly that of the Federal Reserve Board, on regulatory capital requirements may affect our ability to make acquisitions, declare dividends or repurchase common stock unless we can demonstrate, to the satisfaction of our regulators, that such actions would not adversely affect our regulatory capital position in the event of a severely stressed market environment. In addition, the implementation of certain of the proposals with regard to regulatory capital could disproportionately affect our regulatory capital position relative to that of our competitors.

If we do not comply with governmental regulations, we may be subject to fines, penalties, lawsuits or material restrictions on our businesses in the jurisdiction where the violation occurred, which may adversely affect our business operations and, in turn, our consolidated results of operations. Similarly, many of our customers are subject to significant regulatory requirements, and retain our services in order for us to assist them in complying with those legal requirements. Changes in these regulations can significantly affect the services that we are asked to provide, as well as our costs. In addition, adverse publicity and damage to our reputation arising from the failure or perceived failure to comply with legal, regulatory or contractual requirements could affect our ability to attract and retain customers. If we cause customers to fail to comply with these regulatory requirements, we may be liable to them for losses and expenses that they incur. In recent years, regulatory oversight and enforcement have increased substantially, imposing additional costs and increasing the potential risks associated with our operations. If this regulatory trend continues, it could adversely affect our operations and, in turn, our consolidated results of operations.

Changes in accounting standards may be difficult to predict and may adversely affect our consolidated results of operations and financial condition.

New accounting standards, or changes in the interpretation of existing accounting standards, by the Financial Accounting Standards Board or the SEC, can potentially affect our consolidated results of operations and financial condition. These changes are difficult to predict, and can materially affect how we record and report our consolidated results of operations and financial condition and other financial information. In some cases, we could be required to apply a new or revised standard retroactively, resulting in the revised treatment of certain transactions or activities, and, in some cases, the restatement of consolidated prior period financial statements.

Changes in tax laws or regulations, and challenges to our tax positions with respect to historical transactions, may adversely affect our net income, our effective tax rate and our consolidated results of operations and financial condition.

Our businesses can be directly or indirectly affected by new tax legislation, the expiration of existing tax laws, or the interpretation of existing tax laws worldwide. U.S. tax laws that have favorably affected the taxation of certain of our overseas operations expired at the end of 2009, and it is uncertain when and whether they will be re-enacted. In addition, recent federal government budget submissions include proposals that would have a material adverse effect on the taxation of our overseas operations.

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

We use quantitative models to help manage many different aspects of our businesses. As an input to our overall assessment of capital adequacy, we use models to measure the amount of credit risk, market risk, operational risk, interest rate risk and business risk we face. During the preparation of our consolidated financial statements, we sometimes use models to measure the value of positions for which reliable market prices are not available. We also use models to support many different types of business decisions including trading activities, hedging, asset and liability management and whether to change business strategy. In all of these uses, errors in the underlying model could result in unanticipated and adverse consequences. Because of our widespread usage of models, potential errors in models pose an ongoing risk to us.

Additionally, we may fail to accurately quantify the magnitude of the risks we face. Our measurement methodologies rely upon many assumptions and historical analyses and correlations. These assumptions may be incorrect, and the historical correlations we rely on may not continue to be relevant. Consequently, the measurements that we make for regulatory and economic capital may not adequately capture or express the true risk profiles of our businesses. Additionally, as businesses and markets evolve, our measurements may not accurately reflect those changes. While our risk measures may indicate sufficient capitalization, we may in fact have inadequate capital to conduct our businesses.

We face significant risks developing and implementing our future business plans and strategies.

In order to maintain and grow our business, we must continuously make strategic decisions about our future business plans, including plans for entering or exiting business lines or geographic markets, plans for acquiring or disposing of businesses and plans to build new systems and other infrastructure. Our business, our consolidated results of operations and financial condition may be adversely affected by incorrect business and strategic decisions or improper implementation of our decisions. If the business decisions that we make prove erroneous, we may fail to be responsive to industry changes or customer demands. Moreover, the implementation of our decisions may involve significant capital outlays, often far in advance of when we expect to derive any related revenues, and therefore it may be difficult to alter or abandon plans without incurring significant loss.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We occupy a total of approximately 8.7 million square feet of office space and related facilities around the world, of which approximately 7.8 million square feet are leased. Of the total leased space, approximately 3.9 million square feet are located in eastern Massachusetts. An additional 1.6 million square feet are located elsewhere throughout the U.S. and in Canada. We lease approximately 1.8 million square feet in the U.K. and elsewhere in Europe, and approximately 500,000 square feet in the Asia/Pacific region.

Our headquarters is located at State Street Financial Center, One Lincoln Street, Boston, Massachusetts, a 36-story office building. Various divisions of our two lines of business, as well as support functions, occupy space in this building. We lease the entire 1,025,000 square feet of this building, as well as the entire 366,000-square-foot parking garage at One Lincoln Street, under 20-year non-cancelable capital leases expiring in 2023. A portion of the lease payments is offset by subleases for 153,000 square feet of the building. We occupy three buildings located in Quincy, Massachusetts, one of which we own and two of which we lease. The buildings, containing a total of approximately 1,057,000 square feet, function as State Street Bank’s principal operations facilities.

We believe that our owned and leased facilities are suitable and adequate for our business needs. Additional information about our occupancy costs, including our commitments under non-cancelable leases, is in note 19 of the Notes to Consolidated Financial Statements included under Item 8.

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary course of business, we and our subsidiaries are involved in disputes, litigation and regulatory inquiries and investigations, both pending and threatened. These matters, if resolved adversely against us, may result in monetary damages, fines and penalties or require changes in our business practices. The resolution of these proceedings is inherently difficult to predict. However, we do not believe that the amount of any judgment, settlement or other action arising from any pending proceeding will have a material adverse effect on our consolidated financial condition; although the outcome of certain of the matters described below may have a material adverse effect on our consolidated results of operations for the period in which such matter is resolved or a reserve is determined to be required. We may be subject to proceedings in the future that, if adversely resolved, would have a material adverse effect on our businesses or on our future consolidated results of operations or financial condition.

On February 4, 2010, we announced that we had entered into settlements with the SEC, the Massachusetts Attorney General and the Massachusetts Securities Division of the Office of the Secretary of State to resolve their investigations into losses incurred by, and disclosures made with respect to, certain active fixed-income strategies managed by SSgA during 2007 and earlier periods. In reaching these settlements, we neither admitted nor denied the allegations made by the regulators. Under the terms of the agreements, we agreed to establish a $313 million fair fund, which includes a fine of $50 million and disgorgement of advisory fees and interest of approximately $8 million. The fair fund will be distributed to affected investors in the active fixed-income strategies. The settlement with the SEC is subject to approval by a federal court. Combined with approximately $350 million in prior customer settlements, the compensation to investors will total approximately $663 million. Under the settlements with the Commonwealth of Massachusetts, we agreed to pay $10 million to each of the Massachusetts Secretary of State and the Massachusetts Attorney General. Our previously established legal reserve will fully cover the cost of these regulatory settlements.

The SEC had previously requested information regarding two registered funds that invested in sub-prime securities. These funds were not covered by this settlement and the SEC staff has declined to advise us of the status of its inquiry with regard to those funds. As of June 30, 2007, these funds had net assets of less than $300 million, and the net asset value per share of the funds experienced an average decline of approximately 7.23% during the third quarter of 2007. Average returns for industry peer funds were positive during the same period. The U.S. Attorney’s office in Boston has also requested information in connection with our active-fixed income strategies. Several customers who invested in the SSgA active fixed-income strategies covered by the settlement with the SEC have filed litigation claims against us. Of the seven lawsuits filed, we have settled three, including an $89.75 million ERISA class action settlement.

Our U.K. affiliate is currently engaged in an arbitration proceeding in the U.K. arising from its conduct as investment manager of a separate investment account. The claimants allege that we breached certain investment guidelines applicable to the accounts, resulting in alleged losses of approximately €132 million.

An indirect participant in certain of the collective funds managed by SSgA which engage in securities lending commenced during 2009 a putative class action on behalf of all investors in such funds that are ERISA benefit plans. Such action alleges, among other things, that we failed to exercise prudence in the management of our collateral pools in which the collective funds had invested cash collateral from securities lending. A second, related class action complaint was filed in December 2009 by a direct investor in an SSgA lending fund. The complaint additionally alleges that investors in the SSgA lending funds were injured as a result of the limitations on withdrawals from our lending programs imposed in October 2008. In addition, two participants in our securities lending program have brought suit in Missouri challenging actions taken by us in response to their withdrawal from the program. We believe that the withdrawals were unauthorized and that we acted in the best interests of all program participants. In February 2010, one of these customers threatened to commence litigation against us. As previously disclosed, we have also been responding to inquiries from the SEC in connection with our cash collateral pools.

The Attorney General of the State of California has commenced an action under the California False Claims Act and California Business and Professional Code related to services State Street provides to California state pension plans. The California Attorney General asserts that the pricing of certain foreign exchange transactions for these pension plans was not consistent with the terms of the applicable custody contracts and related disclosures to the plans, and that, as a result, State Street made false claims and engaged in unfair competition. The Attorney General asserts actual damages of $56 million for periods from 2001 to 2007 and seeks additional penalties. A similar action has been commenced in the District of Columbia by an anonymous whistleblower who purports to sue on behalf of DC public pension funds. We provide custody and foreign exchange services to government pension plans in other jurisdictions, and attorneys general from a number of these other jurisdictions, as well as the U.S. Attorney General’s office, have requested information in connection with inquiries into our foreign exchange pricing.

Two related securities class actions against us were commenced between December 2009 and January 2010. In addition, two participants in the State Street Salary Savings Program have filed class action complaints purportedly on behalf of participants and beneficiaries who invested in the program’s State Street stock option. Those complaints were filed in May 2009 and February 2010. The complaints, all of which are pending in federal court in Boston, allege violations of the federal securities laws and ERISA in connection with our foreign exchange trading business, our investment securities portfolio and our asset-backed commercial paper conduits program. In addition, two State Street shareholders have filed a shareholder derivative complaint in Massachusetts state court alleging fiduciary breaches by present and former directors and officers of State Street in connection with the SSgA active fixed-income matters discussed above. We have moved to dismiss the complaint based on the Board of Directors’ consideration and rejection of the shareholders’ original demand letter.

We managed, through SSgA, four common trust funds for which, in our capacity as manager and trustee, we appointed Lehman as prime broker. As of September 15, 2008 (the date two of the Lehman entities involved entered insolvency proceedings), these funds had cash and securities held by Lehman with net asset values of approximately $312 million. Some customers who invested in the funds managed by us brought litigation against us seeking compensation and additional damages, including double or treble damages, for their alleged losses in connection with our prime brokerage arrangements with Lehman’s entities. A total of seven customers were invested in such funds, of which four currently have suits pending against us. Three cases are pending in federal court in Boston and the fourth is pending in Nova Scotia. We have entered into settlements with two customers, one of which was entered into after the customer obtained a €42 million judgment from a Dutch court. At September 15, 2008, the five customers with whom we have not entered into settlement agreements had approximately $180 million invested in the funds at issue.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with regard to each of our executive officers as of February 22, 2010.

Name	Age	Position
Ronald E. Logue	64	Chairman and Chief Executive Officer
Joseph L. Hooley	52	President and Chief Operating Officer
Joseph C. Antonellis	55	Vice Chairman
Jeffrey N. Carp	53	Executive Vice President, Chief Legal Officer and Secretary
James J. Malerba	55	Executive Vice President and Corporate Controller
David C. O’Leary	63	Executive Vice President
James S. Phalen	59	Executive Vice President
David C. Phelan	52	Executive Vice President, General Counsel and Assistant Secretary
Scott F. Powers	50	President and Chief Executive Officer of State Street Global Advisors
David W. Puth	53	Executive Vice President
Edward J. Resch	57	Executive Vice President and Chief Financial Officer

All executive officers are appointed by the Board of Directors. All officers hold office at the discretion of the Board. There are no family relationships among any of our directors and executive officers.

Mr. Logue joined State Street in 1990 and has served as Chairman and Chief Executive Officer since 2004. Mr. Logue joined State Street as Senior Vice President and head of investment servicing for U.S. mutual funds and was elected Vice Chairman in 1999. Mr. Logue served as President from 2001 to April 2008 and as Chief Operating Officer from 2000 to April 2008. As previously announced, Mr. Logue will retire on March 1, 2010. Following his retirement, Mr. Logue will serve as non-executive Chairman of the Board of Directors. With re-election at the 2010 Annual Meeting of Shareholders, Mr. Logue plans to serve in that role until he retires as a director on January 1, 2011.

Mr. Hooley joined State Street in 1986 and has served as President and Chief Operating Officer since April 2008. From 2002 to April 2008, Mr. Hooley served as Executive Vice President and head of Investor Services and, in 2006, was appointed Vice Chairman and Global Head of Investment Servicing and Investment Research and Trading. Mr. Hooley was elected to serve on the Board of Directors effective October 22, 2009. As previously announced, Mr. Hooley will serve as President and Chief Executive Officer upon Mr. Logue’s retirement on March 1, 2010.

Mr. Antonellis joined State Street in 1991. In 2003, he was named head of Information Technology and Global Securities Services. In 2006, he was appointed Vice Chairman with additional responsibility as head of Investor Services in North America and Global Investment Manager Outsourcing Services. Beginning on March 1, 2010, Mr. Antonellis will serve as head of all Europe and Asia/Pacific Global Services and Global Markets businesses.

Mr. Carp joined State Street in 2006 as Executive Vice President and Chief Legal Officer. In 2006, he was also appointed Secretary. From 2004 to 2005, Mr. Carp served as executive vice president and general counsel of Massachusetts Financial Services, an investment management and research company. From 1989 until 2004, Mr. Carp was a senior partner at the law firm of Hale and Dorr LLP, where he was an attorney since 1982. Beginning in February 2010, Mr. Carp began serving as the interim Chief Risk Officer.

Mr. Malerba joined State Street in 2004 as Deputy Corporate Controller. In 2006, he was appointed Corporate Controller. Prior to joining State Street, he served as Deputy Controller at FleetBoston Financial Corporation from 2000 and continued in that role after the merger with Bank of America Corporation in 2004.

Mr. O’Leary joined State Street in 2005 as Executive Vice President and head of Global Human Resources. In 2004, he served as a senior advisor to Credit Suisse First Boston Corporation, a global financial services company, after serving as Managing Director from 1990 to 2003 and Global Head of Human Resources from 1988 to 2003. Beginning on March 1, 2010, Mr. O’Leary will serve as Chief Administrative Officer.

Mr. James Phalen joined State Street in 1992. As of 2003, he served as Executive Vice President of State Street and Chairman and Chief Executive Officer of CitiStreet, a global benefits provider and retirement plan record keeper. In February 2005, he was appointed head of Investor Services in North America. In 2006, he was appointed head of international operations for Investment Servicing and Investment Research and Trading, based in Europe. From January 2008 until May 2008, he served on an interim basis as President and Chief Executive Officer of State Street Global Advisors. Beginning on March 1, 2010, Mr. Phalen will serve as head of Global Operations, Technology and Product Development.

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

In addition, effective March 1, 2010, each of the following individuals will also begin serving as executive officers of State Street.

John L. Klinck, Jr., age 46, will, beginning on March 1, 2010, serve as Executive Vice President and global head of Corporate Development and Global Relationship Management. Presently, Mr. Klinck is Executive Vice President and global head of Alternative Investment Solutions, a role in which he has served since 2006, when he joined State Street. Prior to joining State Street, Mr. Klinck was with Mellon Financial Corporation, a global financial services company, from 1997 to 2006. During that time, he served as vice chairman and president of its Investment Manager Solutions group and before that as chairman for Mellon Europe, where he was responsible for the company’s investor services business in the region.

Alison A. Quirk, age 48, will, beginning on March 1, 2010, serve as Executive Vice President and head of Global Human Resources. Presently, Ms. Quirk is Executive Vice President, Global Human Resources and has held various senior roles in that group since she joined State Street in 2002.

Michael F. Rogers, age 52, will, beginning on March 1, 2010, serve as Executive Vice President and head of Global Services, including alternative investment solutions, for all of the Americas. Presently, Mr. Rogers is Executive Vice President and head of the Relationship Management group, a role which he has held since 2009. From State Street’s acquisition of Investors Financial Services Corp. in July 2007 to 2009, Mr. Rogers headed the post-acquisition Investors Financial Services Corp. business and its integration into State Street. Before joining State Street at the time of the acquisition, Mr. Rogers spent 27 years at Investors Financial Services Corp. in various capacities, most recently as President beginning in 2001.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR REGISTRANT’S COMMON EQUITY

Our common stock is listed on the New York Stock Exchange under the ticker symbol STT. There were 4,079 shareholders of record as of January 31, 2010. Information concerning the market prices of, and dividends on, our common stock during the past two years is included under Item 8, under the caption “Quarterly Summarized Financial Information.”

Additional information about our common stock, including existing Board of Directors authorization with respect to purchases by us of our common stock, and other equity securities is provided in the “Capital—Regulatory Capital” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, included under Item 7, and in note 12 of the Notes to Consolidated Financial Statements included under Item 8.

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

Under the Federal Reserve Act and Massachusetts state law, regulatory approval of the Federal Reserve and the Massachusetts Division of Banks would be required if dividends declared by State Street Bank in any year exceeded the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus. Information about dividends from the parent company and from our subsidiary banks is provided in the “Capital—Regulatory Capital” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, included under Item 7, and in note 15 of the Notes to Consolidated Financial Statements included under Item 8. Future dividend payments of State Street Bank and other non-banking subsidiaries cannot be determined at this time.

SHAREHOLDER RETURN PERFORMANCE PRESENTATION

The graph presented below compares the cumulative total shareholder return on State Street’s common stock to the cumulative total return of the S&P 500 Index and the S&P Financial Index for the five fiscal years which commenced January 1, 2005 and ended December 31, 2009. The cumulative total shareholder return assumes the investment of $100 in State Street common stock and in each index on December 31, 2004, and also assumes reinvestment of dividends. The S&P Financial Index is a publicly available measure of 78 of the Standard & Poor’s 500 companies, representing 27 diversified financial services companies, 16 banking companies, 20 insurance companies and 15 real estate companies.

Comparison of Five-Year Cumulative Total Shareholder Return

	2004	2005	2006	2007	2008	2009
State Street Corporation	$100	$115	$141	$172	$85	$94
S&P 500 Index	100	105	121	128	81	102
S&P Financial Index	100	107	127	103	46	54

ITEM 6.	SELECTED FINANCIAL DATA

(Dollars in millions, except per share amounts or where otherwise noted)

FOR THE YEAR ENDED DECEMBER 31:	2009	2008	2007	2006	2005
Total fee revenue	$5,935	$7,747	$6,633	$5,186	$4,553
Net interest revenue	2,564	2,650	1,730	1,110	907
Gains (Losses) related to investment securities, net	141	(54)	(27)	15	(3)
Gain on sale of CitiStreet interest, net of exit and other associated costs	—	350	—	—	—
Gain on sale of Private Asset Management business, net of exit and other associated costs	—	—	—	—	16

Total revenue	8,640	10,693	8,336	6,311	5,473
Provision for loan losses	149	—	—	—	—
Expenses:
Expenses from operations	5,667	6,780	5,768	4,540	4,041
Provision for legal exposure, net	250	—	467 (1)	—	—
Provision for investment account infusion	—	450	—	—	—
Restructuring charges	—	306	—	—	—
Provision for indemnification obligation	—	200	—	—	—
Merger and integration costs	49	115	198	—	—

Total expenses	5,966	7,851	6,433	4,540	4,041

Income from continuing operations before income tax expense and extraordinary loss	2,525	2,842	1,903	1,771	1,432
Income tax expense from continuing operations	722	1,031	642	675	487

Income from continuing operations before extraordinary loss	1,803	1,811	1,261	1,096	945
Extraordinary loss, net of taxes	(3,684)	—	—	—	—
Income (Loss) from discontinued operations, net of taxes	—	—	—	10	(107)

Net income (loss)	$(1,881)	$1,811	$1,261	$1,106	$838

Adjustments to net income (loss)(2)	(163)	(22)	—	—	—

Net income before extraordinary loss available to common shareholders	$1,640	$1,789	$1,261	$1,106	$838

Net income (loss) available to common shareholders	$(2,044)	$1,789	$1,261	$1,106	$838

PER COMMON SHARE:
Basic earnings before extraordinary loss:
Continuing operations	$3.50	$4.32	$3.49	$3.30	$2.86
Net income	3.50	4.32	3.49	3.33	2.53
Basic earnings:
Continuing operations	$(4.32)	$4.32	$3.49	$3.30	$2.86
Net income (loss)	(4.32)	4.32	3.49	3.33	2.53
Diluted earnings before extraordinary loss:
Continuing operations	$3.46	$4.30	$3.45	$3.26	$2.82
Net income	3.46	4.30	3.45	3.29	2.50
Diluted earnings:
Continuing operations	$(4.31)	$4.30	$3.45	$3.26	$2.82
Net income (loss)	(4.31)	4.30	3.45	3.29	2.50
Cash dividends declared	.04	.95	.88	.80	.72
Closing market price (at year end)	43.54	39.33	81.20	67.44	55.44

AT YEAR END:
Investment securities	$93,576	$76,017	$74,559	$64,992	$59,870
Total assets	157,946	173,631	142,543	107,353	97,968
Deposits	90,062	112,225	95,789	65,646	59,646
Long-term debt	8,838	4,419	3,636	2,616	2,659
Total shareholders’ equity	14,491	12,774	11,299	7,252	6,367
Assets under custody and administration (in billions)	18,795	15,907	20,213	15,648	13,207
Assets under management (in billions)	1,911	1,444	1,979	1,749	1,441
Number of employees	27,310	28,475	27,110	21,700	20,965

RATIOS:
Continuing operations:
Return on common shareholders’ equity before extraordinary loss	13.2%	14.8%	13.4%	16.2%	15.3%
Return on average assets before extraordinary loss	1.12	1.11	1.02	1.03	.95
Common dividend payout before extraordinary loss	1.17	22.4	25.2	24.2	25.3
Net income:
Return on common shareholders’ equity before extraordinary loss	13.2%	14.8%	13.4%	16.4%	13.6%
Return on average assets before extraordinary loss	1.12	1.11	1.02	1.04	.84
Common dividend payout before extraordinary loss	1.17	22.4	25.2	24.0	28.5
Average common equity to average total assets	8.5	7.5	7.6	6.3	6.2
Net interest margin, fully taxable-equivalent basis	2.19	2.08	1.71	1.25	1.08
Tier 1 risk-based capital	17.7	20.3	11.2	13.7	11.7
Total risk-based capital	19.1	21.6	12.7	15.9	14.0
Tier 1 leverage ratio	8.5	7.8	5.3	5.8	5.6

(1)	Amount was composed of a provision for legal exposure of $600 million, a reduction of salaries and benefits expense of $141 million, and other expenses of $8 million.

(2)	Adjustments were related to preferred stock issued in connection with the U.S. Treasury’s TARP program in 2008 and redeemed in 2009.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

State Street Corporation is a financial holding company organized under the laws of the Commonwealth of Massachusetts. All references in this Management’s Discussion and Analysis to the parent company are to State Street Corporation. Unless otherwise indicated or unless the context requires otherwise, all references in this Management’s Discussion and Analysis to “State Street,” “we,” “us,” “our” or similar terms mean State Street Corporation and its subsidiaries on a consolidated basis. State Street Bank and Trust Company is referred to as State Street Bank. At December 31, 2009, we had total assets of $157.95 billion, total deposits of $90.06 billion, total shareholders’ equity of $14.49 billion and employed 27,310. With $18.79 trillion of assets under custody and administration and $1.91 trillion of assets under management at year-end 2009, we are a leading specialist in meeting the needs of institutional investors worldwide.

On December 22, 2009, we announced a definitive agreement to acquire the global custody, depository banking, correspondent banking and fund administration businesses of Intesa Sanpaolo, or Intesa, a securities services provider with operations in Italy and Luxembourg, for approximately €1.28 billion in a cash transaction. We also expect to provide additional balance sheet capital of approximately €400 million in cash at closing. Intesa had approximately €343 billion of average assets under custody, and approximately €141 billion of average assets under depository bank services, during the first half of 2009. The U.S. dollar equivalent of these amounts will be determined at closing, and will depend on the currency exchange rate at that time. In January 2010, we entered into derivative contracts to minimize the impact of an adverse change in the currency exchange rate on the U.S. dollar equivalent purchase price. We expect to finance the acquisition with internal liquidity.

The acquisition agreement also includes a long-term investment servicing arrangement with Intesa to service all of its investment management affiliates, including Eurizon Capital, the largest fund manager in Italy with approximately €135 billion of assets under management as of September 30, 2009. We expect to close the acquisition during the second quarter of 2010, subject to regulatory approvals and satisfaction of other closing conditions.

On December 1, 2009, we announced a definitive agreement to acquire Mourant International Finance Administration, or MIFA, in a cash transaction. Headquartered in Jersey in the Channel Islands with approximately $170 billion of assets under administration and operations in locations including Dublin, Singapore and New York, MIFA is a provider of fund administration services, particularly for alternative investments, such as private equity, real estate and hedge funds. We expect to close the acquisition during the first half of 2010, subject to regulatory approvals and satisfaction of other closing conditions.

We report two lines of business: Investment Servicing and Investment Management. These lines of business provide a broad range of products and services for our customers, which include mutual funds, collective investment funds and other investment pools, corporate and public retirement plans, insurance companies, foundations, endowments and investment managers. Investment Servicing provides services to support institutional investors, such as custody, product- and participant-level accounting, daily pricing and administration; master trust and master custody; recordkeeping; shareholder services, including mutual fund and collective investment fund shareholder accounting; foreign exchange, brokerage and other trading services; securities finance; deposit and short-term investment facilities; loans and lease financing; investment manager and alternative investment manager operations outsourcing; and performance, risk and compliance analytics. Investment Management provides a broad array of services for managing financial assets, such as investment research services and investment management, including passive and active U.S. and non-U.S. equity and fixed-income strategies. For additional information about our lines of business, see the “Line of Business Information” section of this Management’s Discussion and Analysis and note 23 of the Notes to Consolidated Financial Statements included under Item 8.

This Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included under Item 8. Certain previously reported amounts presented have been reclassified to conform to current period classifications. We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the U.S., referred to as GAAP. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions in the application of certain accounting policies that materially affect the reported amounts of assets, liabilities, revenue and expenses. Accounting policies that require management to make assumptions that are difficult, subjective or complex about matters that are uncertain and may change in subsequent periods are discussed in more depth in the “Significant Accounting Estimates” section of this Management’s Discussion and Analysis.

Certain financial information provided in this Management’s Discussion and Analysis, or in other public statements, announcements or reports filed with the SEC, is prepared on both a GAAP basis and a non-GAAP basis, the latter of which we refer to as “operating” basis. Management measures and compares certain financial information on an operating basis, as it believes that this presentation supports meaningful comparisons from period to period and the analysis of comparable financial trends with respect to State Street’s normal ongoing business operations. Management believes that operating-basis financial information, which reports revenue from non-taxable sources on a fully taxable-equivalent basis and excludes the impact of revenue and expenses outside of the normal course of our business, facilitates an investor’s understanding and analysis of State Street’s underlying financial performance and trends in addition to financial information prepared in accordance with GAAP.

This Management’s Discussion and Analysis contains statements that are considered “forward-looking statements” within the meaning of U.S. federal securities laws. Forward-looking statements are based on our current expectations about revenue and market growth, acquisitions and divestitures, new technologies, services and opportunities, earnings and other factors. These forward-looking statements involve certain risks and uncertainties which could cause actual results to differ materially. We undertake no obligation to revise the forward-looking statements contained in this Management’s Discussion and Analysis to reflect events after the time we file this Form 10-K with the SEC. Additional information about forward-looking statements and related risks and uncertainties is included in Risk Factors included under Item 1A.

OVERVIEW OF FINANCIAL RESULTS

Years ended December 31,	2009	2008	2007(1)
(Dollars in millions, except per share amounts)
Total fee revenue	$5,935	$7,747	$6,633
Net interest revenue	2,564	2,650	1,730
Gains (Losses) related to investment securities, net	141	(54)	(27)
Gain on CitiStreet interest, net of exit and other associated costs	—	350	—

Total revenue	8,640	10,693	8,336
Provision for loan losses	149	—	—
Expenses:
Expenses from operations	5,667	6,780	5,768
Provision for legal exposure, net	250	—	467 (2)
Provision for investment account infusion	—	450	—
Restructuring charges	—	306	—
Provision for indemnification exposure	—	200	—
Merger and integration costs	49	115	198

Total expenses	5,966	7,851	6,433

Income before income tax expense and extraordinary loss	2,525	2,842	1,903
Income tax expense	722	1,031	642

Income before extraordinary loss	1,803	1,811	1,261
Extraordinary loss, net of taxes	(3,684)	—	—

Net income (loss)	$(1,881)	$1,811	$1,261

Adjustments to net income (loss)(3)	(163)	(22)	—

Net income before extraordinary loss available to common shareholders	$1,640	$1,789	$1,261

Net income (loss) available to common shareholders	$(2,044)	$1,789	$1,261

Earnings per common share before extraordinary loss:
Basic	$3.50	$4.32	$3.49
Diluted	3.46	4.30	3.45
Earnings (Loss) per common share:
Basic	$(4.32)	$4.32	$3.49
Diluted	(4.31)	4.30	3.45
Average common shares outstanding (in thousands):
Basic	470,602	413,182	360,675
Diluted	474,003	416,100	365,488

Return on common shareholders’ equity before extraordinary loss(4)	13.2%	14.8%	13.4%

(1)	Financial results for 2007 include results for the third and fourth quarters of 2007 of the acquired business of Investors Financial Services Corp., which we acquired on July 1, 2007.

(2)

Amount was composed of a provision for legal exposure of $600 million, a reduction of salaries and benefits expense of $141 million, and other expenses of $8 million; refer to the “Comparison of 2008 and 2007” section of this Management’s Discussion and Analysis.

(3)	Adjustments were related to preferred stock issued in connection with the U.S. Treasury’s TARP program in 2008 and redeemed in 2009.

(4)	For 2009, return on common shareholders’ equity was determined by dividing net income before extraordinary loss available to common shareholders by average common shareholders’ equity for the year.

Financial Highlights

For 2009, we recorded a net loss available to common shareholders of $2.04 billion, or $4.31 per diluted share. This included income before the extraordinary loss of $1.64 billion, or $3.46 per diluted share, and an after-tax extraordinary loss of $3.68 billion, or $7.77 per diluted share, related to the consolidation of the asset-backed commercial paper conduits that we administer onto our balance sheet in May 2009. Net income available to common shareholders before the extraordinary loss decreased 8% to $1.64 billion compared to $1.79 billion in 2008, and associated diluted earnings per common share decreased 20% to $3.46 per share from $4.30 per share in 2008. Return on common equity before the extraordinary loss was 13.2% compared to 14.8% for 2008.

Total revenue declined 19% compared to 2008. A 23% decline in total fee revenue from 2008 levels was partly offset by an increase in net gains from investment securities. The decline in total revenue also reflected the absence of the $350 million gain from the sale of our joint venture interest in CitiStreet in 2008.

Servicing and management fees were down 13% and 20%, respectively, from 2008, mainly due to the impact of declines in equity market valuations, partly offset by the impact of new business on current-period revenue. Trading services revenue declined 25% to $1.09 billion from $1.47 billion, primarily as a result of lower foreign exchange trading volumes, offset by an increase in brokerage fees and other trading services revenue from higher transitions and electronic trading revenues attributable to higher volumes. Securities finance revenue was down 54% to $570 million from $1.23 billion, as a result of lower spreads and lending volumes. Processing fees and other revenue decreased 38% to $171 million from $277 million due to lower product-related revenue.

Net interest revenue decreased 3% to $2.56 billion compared to $2.65 billion for 2008, or 2% on a fully taxable-equivalent basis ($2.69 billion compared to $2.75 billion, reflecting increases from tax-equivalent adjustments of $126 million and $104 million, respectively). These decreases were primarily due to the impact of lower levels of customer deposits and lower interest-rate spreads, largely offset by $621 million of discount accretion recorded in connection with the conduit assets added to our balance sheet in May 2009. Net interest margin increased 11 basis points, from 2.08% in 2008 to 2.19% in 2009.

Total expenses of $5.97 billion decreased 24% from 2008, and included merger and integration costs of $49 million associated with the July 2007 Investors Financial acquisition and an additional provision of $250 million associated with the reserve for litigation exposure related to SSgA fixed-income strategies, more fully discussed below. Total expenses in 2009 compared to $7.85 billion in 2008, which included the following: merger and integration costs associated with the July 2007 Investors Financial acquisition ($115 million); a charge associated with a cash infusion into SSgA investment management accounts ($450 million); restructuring charges associated with the reduction in workforce and other cost initiatives ($306 million); and a provision for estimated net exposure on an indemnification obligation associated with collateralized repurchase agreements ($200 million). Expenses from operations of $5.67 billion ($5.97 billion net of $299 million delineated above) decreased 16% compared to 2008 expenses from operations of $6.78 billion ($7.85 billion net of $1.07 billion delineated above), mainly as a result of a reduction in salaries and benefits expense associated with our previously announced workforce reduction as well as lower accruals for cash incentive compensation.

Our financial results for 2009 reflected the following:

•

Effective May 15, 2009, we elected to take action that resulted in the consolidation onto our balance sheet, for financial reporting purposes, of all of the assets and liabilities of the four third-party-owned, special purpose, multi-seller asset-backed commercial paper conduits that we administer, and recorded a related after-tax extraordinary loss of approximately $3.68 billion in our consolidated statement of income (see note 11);

•

In May 2009, we completed two public securities offerings. First, we issued approximately 58.97 million shares of our common stock at an offering price of $39 per share, and received aggregate proceeds from the offering, net of underwriting commissions and related offering costs, of approximately $2.23 billion. Second, we issued $500 million of 4.30% fixed-rate senior unsecured notes due 2014. We completed these offerings primarily in connection with our intention to conclude our participation in the U.S. Treasury’s TARP Capital Purchase Program, with the remaining proceeds intended for general corporate purposes;

•

In June 2009, we redeemed the $2 billion preferred stock portion of the equity investment issued to Treasury in October 2008 under the TARP Capital Purchase Program, reducing retained earnings, and as a result earnings available to common shareholders, by approximately $106 million for 2009, by accelerating the accretion of the remaining discount on the preferred stock into 2009. In July 2009, we repurchased the related warrant to purchase shares of our common stock from Treasury for $60 million, concluding our participation in the program (see note 12);

•

We recorded interest revenue of $621 million in 2009 associated with discount accretion on investment securities added in connection with the May 2009 conduit consolidation (see the “Net Interest Revenue” section of this Management’s Discussion and Analysis and note 11);

•

During the third quarter of 2009, we recorded an additional provision for legal exposure of $250 million, to increase the reserve initially established in 2007 associated with certain active fixed-income strategies managed by SSgA. We settled regulatory inquiries by the SEC, the Massachusetts Secretary of State and the Massachusetts Attorney General’s Office related to this exposure in February 2010, and the reserve remaining at that time was sufficient to cover the cost of the settlements (see notes 10 and 20); and

•

We recorded provisions for loan losses of $149 million, of which $124 million related to commercial real estate loans acquired in 2008 pursuant to indemnification obligations, reflecting management’s change in expectations of future principal and interest cash flows with respect to certain of the loans (see note 4).

CONSOLIDATED RESULTS OF OPERATIONS

This section discusses our consolidated results of operations for 2009 compared to 2008, and should be read in conjunction with the consolidated financial statements and accompanying notes included under Item 8. A comparison of consolidated results of operations for 2008 with those for 2007 is provided in the “Comparison of 2008 and 2007” section of this Management’s Discussion and Analysis.

TOTAL REVENUE

Years ended December 31,	2009	2008	2007	% Change 2008-2009
(Dollars in millions)
Fee revenue:
Servicing fees	$3,276	$3,745	$3,388	(13)%
Management fees	824	1,028	1,141	(20)
Trading services	1,094	1,467	1,152	(25)
Securities finance	570	1,230	681	(54)
Processing fees and other	171	277	271	(38)

Total fee revenue	5,935	7,747	6,633	(23)
Net interest revenue:
Interest revenue	3,286	4,879	5,212	(33)
Interest expense	722	2,229	3,482	(68)

Net interest revenue	2,564	2,650	1,730	(3)
Gains (Losses) related to investment securities, net	141	(54)	(27)
Gain on sale of CitiStreet interest, net of exit and other associated costs	—	350	—	—

Total revenue	$8,640	$10,693	$8,336	(19)

Our broad range of services generates fee revenue and net interest revenue. Fee revenue generated by our investment servicing and investment management businesses is augmented by securities finance, trading services and processing fee and other revenue. We earn net interest revenue from customers’ deposits and short-term investment activities, by providing deposit services and short-term investment vehicles, such as repurchase agreements and commercial paper, to meet customers’ needs for high-grade liquid investments, and investing these sources of funds and additional borrowings in assets yielding a higher rate.

Fee Revenue

Servicing and management fees collectively composed approximately 69% of our total fee revenue for 2009 and 62% for 2008. These fees are a function of several factors, including the mix and volume of assets under custody and administration and assets under management, securities positions held and the volume of portfolio transactions, and the types of products and services used by customers, and are generally affected by changes in worldwide equity and fixed-income valuations.

Generally, servicing fees are affected, in part, by changes in daily average valuations of assets under custody and administration, while management fees are affected by changes in month-end valuations of assets under management. Additional factors, such as the level of transaction volumes, changes in service level, balance credits, customer minimum balances, pricing concessions and other factors, may have a significant effect on servicing fee revenue. Generally, management fee revenue is more sensitive to market valuations than servicing fee revenue. Management fees for enhanced index and actively managed products are generally earned at higher rates than those for passive products. Enhanced index and actively managed products may also involve performance fee arrangements. Performance fees are generated when the performance of certain managed funds exceeds benchmarks specified in the management agreements. Generally, we experience more volatility with performance fees than with more traditional management fees.

In light of the above, we estimate, assuming all other factors remain constant, that a 10% increase or decrease in worldwide equity values would result in a corresponding change in our total revenue of approximately 2%. If fixed-income security values were to increase or decrease by 10%, we would anticipate a corresponding change of approximately 1% in our total revenue. We would expect the foregoing relationships to exist in normalized financial markets. These relationships were not experienced in 2008 or 2009, in light of the global financial markets disruption that began in 2007. These disrupted conditions adversely affected our servicing and management fee revenues for 2008 and 2009, which are based, in part, on the value of assets under custody and administration or assets under management as described earlier in this section. In addition, our revenues from trading services and securities finance during 2009 were adversely affected by a reduction in the significant volatility in the financial markets experienced during 2008 associated with the aforementioned disruption. Even though the market disruption lessened during this year’s third and fourth quarters, the impact of market conditions on our total revenue for the year was more significant than we would anticipate in normalized markets.

The following table presents selected equity market indices for the years ended December 31, 2009 and 2008. Daily averages and the averages of month-end indices demonstrate worldwide changes in equity market valuations that affect servicing and management fee revenue, respectively. Year-end indices affect the value of assets under custody and administration and assets under management at those dates. The index names listed in the table are service marks of their respective owners.

INDEX

	Daily Averages of Indices			Average of Month-End Indices			Year-End Indices
	2009	2008	% Change	2009	2008	% Change	2009	2008	% Change
S&P 500®	948	1,220	(22)%	949	1,215	(22)%	1,115	903	23%
NASDAQ®	1,845	2,162	(15)	1,857	2,149	(14)	2,269	1,577	44
MSCI EAFE®	1,336	1,792	(25)	1,344	1,777	(24)	1,581	1,237	28

FEE REVENUE

Years ended December 31,	2009	2008	2007	% Change 2008-2009
(Dollars in millions)
Servicing fees	$3,276	$3,745	$3,388	(13)%
Management fees(1)	824	1,028	1,141	(20)
Trading services	1,094	1,467	1,152	(25)
Securities finance	570	1,230	681	(54)
Processing fees and other	171	277	271	(38)

Total fee revenue	$5,935	$7,747	$6,633	(23)

(1)	Included performance fees of $9 million, $21 million and $72 million for 2009, 2008 and 2007, respectively.

Servicing Fees

Servicing fees include fee revenue from U.S. mutual funds, collective investment funds worldwide, corporate and public retirement plans, insurance companies, foundations, endowments, and other investment pools. Products and services include custody; product- and participant-level accounting; daily pricing and administration; recordkeeping; investment manager and alternative investment manager operations outsourcing services; master trust and master custody; and performance, risk and compliance analytics.

The 13% decline in servicing fees from 2008 primarily resulted from the impact of declines in daily average equity market valuations, partly offset by the impact of new business on current-period revenue. For 2009, servicing fees generated from customers outside the U.S. were approximately 37% of total servicing fees compared to approximately 41% for 2008.

We are the largest provider of mutual fund custody and accounting services in the United States. We distinguish ourselves from other mutual fund service providers by offering customers a broad array of integrated products and services, including accounting, daily pricing and fund administration. We calculate more than 40% of the U.S. mutual fund prices provided to NASDAQ that appear daily in The Wall Street Journal and other publications with an accuracy rate of 99.9%.

We have a leading position for servicing U.S. tax-exempt assets for corporate and public pension funds. We provide trust and valuation services for more than 5,000 daily-priced portfolios, making us a leader for both monthly and daily valuation services.

We are a leading service provider outside of the U.S. as well. In Germany, we provide Depotbank services for approximately 13% of retail and institutional fund assets. In the United Kingdom, we provide custody services for 14% of pension fund assets and provide administration services for approximately 16% of mutual fund assets. We service more than $650 billion of offshore assets, primarily domiciled in Ireland, Luxembourg and Toronto. We have more than $800 billion in assets under administration in the Asia/Pacific region, and hold over 85% of the trust assets held by non-domestic trust banks in that region.

At year-end 2009, our total assets under custody and administration were $18.79 trillion, compared to $15.91 trillion a year earlier. The increase compared to 2008 was primarily the result of increases in equity market valuations and a higher level of new business. The value of assets under custody and administration is a broad measure of the relative size of various markets served. Changes in the value of assets under custody and administration do not necessarily result in proportional changes in revenue. Assets under custody and administration consisted of the following at December 31:

ASSETS UNDER CUSTODY AND ADMINISTRATION

As of December 31,	2009	2008	2007	2006	2005	2008-2009 Annual Growth Rate	2005-2009 Compound Annual Growth Rate
(Dollars in billions)
Mutual funds	$4,734	$4,093	$5,200	$4,007	$3,301	16%	9%
Collective funds	3,580	2,679	3,968	1,947	1,489	34	25
Pension products	4,395	3,621	5,246	4,914	4,334	21	—
Insurance and other products	6,086	5,514	5,799	4,780	4,083	10	10

Total	$18,795	$15,907	$20,213	$15,648	$13,207	18	9

FINANCIAL INSTRUMENT MIX OF ASSETS UNDER CUSTODY AND ADMINISTRATION

As of December 31,	2009	2008	2007
(In billions)
Equities	$8,828	$6,691	$9,532
Fixed-income	7,236	6,689	7,739
Short-term and other investments	2,731	2,527	2,942

Total	$18,795	$15,907	$20,213

GEOGRAPHIC MIX OF ASSETS UNDER CUSTODY AND ADMINISTRATION(1)

As of December 31,	2009	2008	2007
(In billions)
United States	$14,585	$12,424	$15,335
Other Americas	606	536	830
Europe/Middle East/Africa	2,773	2,391	3,233
Asia/Pacific	831	556	815

Total	$18,795	$15,907	$20,213

(1)	Geographic mix is based on the location where the assets are serviced.

Management Fees

We provide a broad range of investment management strategies, specialized investment management advisory services and other financial services for corporations, public funds, and other sophisticated investors. These services are offered through SSgA. Based upon assets under management, SSgA is the largest manager of institutional assets worldwide, the largest manager of assets for tax-exempt organizations (primarily pension plans) in the United States, and the third largest investment manager overall in the world. SSgA offers a broad array of investment management strategies, including passive and active, such as enhanced indexing and hedge fund strategies, using quantitative and fundamental methods for both U.S. and global equities and fixed-income securities. SSgA also offers exchange traded funds, or ETFs, such as the SPDR® Gold ETF.

The 20% decline in management fees from 2008 resulted primarily from the impact of declines in average month-end equity market valuations and the impact of a higher percentage of assets invested in lower-rate passive strategies, partly offset by the impact of new business on current-period revenue. Average month-end equity market valuations, individually presented in the foregoing “INDEX” table, were down an average of 19% compared to 2008. Management fees generated from customers outside the United States were approximately 33% of total management fees for 2009, down from 40% for 2008.

At year-end 2009, assets under management were $1.91 trillion, compared to $1.44 trillion at year-end 2008. While certain management fees are directly determined by the value of assets under management and the investment strategy employed, management fees reflect other factors as well, including our relationship pricing for customers who use multiple services, and the benchmarks specified in the respective management agreements related to performance fees.

The overall increase in assets under management at December 31, 2009 compared to December 31, 2008 primarily reflected an aggregate increase in net new business of approximately $248 billion, compared to an aggregate net loss of business of approximately $55 billion during 2008, and increases in equity market valuations. Our levels of assets under management were affected by a number of factors, including investor issues related to SSgA’s active fixed-income strategies, restrictions on redemptions related to funds engaged in securities lending, and the relative under-performance of certain of our passive equity products. The increase in net new business of $248 billion for 2009 reflected new business awarded to us during 2009, primarily in passive strategies, which was installed prior to December 31, 2009.

Assets under management consisted of the following at December 31:

ASSETS UNDER MANAGEMENT

As of December 31,	2009	2008	2007	2006	2005	2008-2009 Annual Growth Rate	2005-2009 Compound Annual Growth Rate
(Dollars in billions)
Equities:
Passive	$787	$576	$803	$691	$625	37%	6%
Active and other	88	91	206	181	147	(3)	(12)
Company stock/ESOP	49	39	79	85	76	26	(10)

Total equities	924	706	1,088	957	848	31	2
Fixed-income:
Passive	445	238	218	180	128	87	37
Active	25	32	41	34	28	(22)	(3)
Cash and money market	517	468	632	578	437	10	4

Total fixed-income and cash/money market	987	738	891	792	593	34	14

Total	$1,911	$1,444	$1,979	$1,749	$1,441	32	7

GEOGRAPHIC MIX OF ASSETS UNDER MANAGEMENT(1)

As of December 31,	2009	2008	2007
(In billions)
United States	$1,357	$1,020	$1,353
Other Americas	29	24	36
Europe/Middle East/Africa	345	272	427
Asia/Pacific	180	128	163

Total	$1,911	$1,444	$1,979

(1)	Geographic mix is based on the location where the assets are managed.

The following table presents a roll-forward of assets under management for the three years ended December 31:

ASSETS UNDER MANAGEMENT

Years Ended December 31,	2009	2008	2007
(In billions)
Balance at beginning of year	$1,444	$1,979	$1,749
Net new business	248	(55)	116
Market appreciation (depreciation)	219	(480)	114

Balance at end of year	$1,911	$1,444	$1,979

Trading Services

Trading services revenue includes revenue from foreign exchange trading and brokerage and other trading services. We offer a complete range of foreign exchange services under an account model that focuses on the global requirements of our customers for our proprietary research and the execution of trades in any time zone. Foreign exchange trading revenue is influenced by three principal factors: the volume and type of customer foreign exchange transactions; currency volatility; and the management of currency market risks.

For 2009, foreign exchange trading revenue totaled $677 million, a 37% decrease from 2008 revenue of $1.08 billion, mainly driven by a 16% decline in customer volumes and a 4% decrease in currency volatility, as the financial markets were relatively more stable during 2009 than during 2008.

We also offer a range of brokerage and other trading products tailored specifically to meet the needs of the global pension community, including transition management, commission recapture and self-directed brokerage. These products are differentiated by our position as an agent of the institutional investor. Brokerage and other trading fees of $417 million were higher by 8% compared to $385 million in 2008. The increase was attributable to higher brokerage revenue, principally from growth in fixed-income transition management and equity trading, as well as to an increase in revenues from electronic trading services associated with higher volumes.

Securities Finance

Securities finance provides liquidity to the financial markets, as well as an effective means for customers to earn revenue on their securities portfolios. By acting as a lending agent and coordinating loans between lenders and borrowers, we lend securities and provide liquidity to customers around the world. Borrowers provide collateral in the form of cash or securities to State Street in return for loaned securities. Borrowers are generally required to provide collateral equal to a contractually agreed percentage of the fair value of the loaned securities. As the fair value of the loaned securities changes, additional collateral is provided by the borrower or collateral is returned to the borrower. Such movements are typically referred to as daily mark-to-market collateral adjustments.

For cash collateral, we pay a usage fee to the provider of the cash collateral, and invest the cash collateral in certain investment vehicles or managed accounts as directed by the owner of the loaned securities. In some cases, the investment vehicles or managed accounts may be managed by SSgA. The spread between the yield on the investment vehicle and the usage fee paid to the provider of the collateral is split between the lender of the securities and State Street as agent. For non-cash collateral, the borrower pays a fee for the loaned securities, and the fee is split between the lender of the securities and State Street.

Securities finance revenue, composed of our split of both the spreads related to cash collateral and the fees related to non-cash collateral, is principally a function of the volume of securities on loan and the interest-rate spreads and fees earned on the underlying collateral. For 2009, securities finance revenue decreased 54% from a year earlier, primarily as a result of compression of spreads across all lending programs as well as a 32% decrease in the average volume of securities on loan during 2009 compared to 2008.

Market influences are expected to continue to affect our revenue from, and the profitability of, our securities lending activities in 2010. Over the past 18 months, the aggregate volume of securities on loan under our direct lending program has decreased significantly, from an average of approximately $670 billion of aggregate securities on loan during the second quarter of 2008 to approximately $440 billion during the fourth quarter of 2008 and approximately $405 billion during the fourth quarter of 2009. This decline in average lending volume reflects both the general de-leveraging of the securities markets following the Lehman bankruptcy proceedings and, to a lesser degree, regulatory measures affecting securities lending. At the same time, during 2009, the spreads, described above, earned by participants decreased significantly, reflecting prevailing interest rates and government actions to stimulate the economy. Until securities lending volumes and spreads return to more normal levels, our revenues from securities lending activities will be adversely affected, which in turn may discourage customers who exited securities lending in 2007 and 2008 from returning to the practice.

Purported class actions have been filed regarding certain collateral pools underlying funds managed by SSgA, and we are responding to inquiries from the SEC and other regulatory authorities in connection with our cash collateral pools. Additional information is included in the Risk Factors and Legal Proceedings sections included under Items 1A and 3, respectively.

Processing Fees and Other

Processing fees and other revenue includes diverse types of fees and other revenue, including fees from our structured products business, fees from software licensing and maintenance, equity income from our joint venture investments, gains and losses on sales of leased equipment and other assets, and amortization of investments in tax-advantaged financings. Processing fees and other revenue was $171 million for 2009, a decrease of 38% compared to 2008. This decrease was mainly the result of declines in fees from our deposit service and structured products businesses, including our tax-exempt investment and conduit commercial paper programs, the latter the result of the May 2009 conduit consolidation.

Prior to the conduit consolidation, we earned administrative fees for providing administrative services to each of the conduits, which generally represented the conduits’ residual earnings after the payment of interest on outstanding commercial paper and the payment of other fees to independent third parties. We earned fee revenue of approximately $19 million for 2009 up to the date of the consolidation, compared to $59 million for all of 2008 and $63 million for all of 2007. Since the conduits’ assets and liabilities are now recorded in our consolidated balance sheet, the conduits’ business activities generate net interest revenue rather than processing fees and other revenue. More information about the impact of the conduit consolidation on our net interest revenue is provided in the “Net Interest Revenue” section of this Management’s Discussion and Analysis.

NET INTEREST REVENUE

Years ended December 31,	2009			2008			2007
	Average Balance	Interest Revenue/ Expense	Rate	Average Balance	Interest Revenue/ Expense	Rate	Average Balance	Interest Revenue/ Expense	Rate
(Dollars in millions; fully taxable-equivalent basis)
Interest-bearing deposits with banks	$24,162	$156.64%		$24,003	$760	3.17%	$7,433	$416	5.60%
Securities purchased under resale agreements	3,701	24.65		10,195	276	2.71	12,466	664	5.32
Federal funds sold	68	—	.29	2,700	63	2.33	1,936	92	4.77
Trading account assets	1,914	20	1.02	2,423	78	3.22	972	55	5.60
Investment securities	81,190	2,943	3.63	72,227	3,163	4.38	70,990	3,649	5.14
Investment securities purchased under AMLF(1)	882	25	2.86	9,193	367	4.00	—	—	—
Loans and leases(2)	9,703	242	2.49	11,884	276	2.32	10,753	394	3.67
Other interest-earning assets	1,303	2.15		—	—	—	—	—	—

Total interest-earning assets	$122,923	$3,412	2.78	$132,625	$4,983	3.75	$104,550	$5,270	5.04

Interest-bearing deposits:
U.S	$7,616	$61.81%		$11,216	$223	1.99%	$7,557	$313	4.13%
Non-U.S	61,551	134.22		68,291	1,103	1.62	60,663	1,985	3.27
Securities sold under repurchase agreements	11,065	3.03		14,261	177	1.24	16,132	701	4.35
Federal funds purchased	956	—	.04	1,026	18	1.77	1,667	86	5.15
Short-term borrowings under AMLF(1)	877	18	2.02	9,170	299	3.26	—	—	—
Other short-term borrowings	16,847	197	1.17	5,996	180	2.99	4,225	172	4.09
Long-term debt	7,917	304	3.84	4,106	229	5.59	3,402	225	6.62
Other interest-bearing liabilities	1,131	5.46		—	—	—	—	—	—

Total interest-bearing liabilities	$107,960	$722.67		$114,066	$2,229	1.95	$93,646	$3,482	3.72

Interest-rate spread			2.11%			1.80%			1.32%
Net interest revenue - fully taxable-equivalent basis(3)		$2,690			$2,754			$1,788

Net interest margin - fully taxable-equivalent basis			2.19%			2.08%			1.71%
Net interest revenue - GAAP basis		$2,564			$2,650			$1,730

(1)

Amounts represent averages of asset-backed commercial paper purchases from eligible unaffiliated money market mutual funds under the Federal Reserve’s Asset-Backed Commercial Paper Money Market Mutual Fund Liquidity Facility, or AMLF, and associated borrowings. Additional information about the AMLF, which recently expired, is provided in note 8 of the Notes to Consolidated Financial Statements included under Item 8.

(2)

Interest revenue for 2008 reflected a cumulative reduction of $98 million recorded in connection with our SILO lease transactions. Additional information about our SILO lease transactions is provided in note 10 of the Notes to Consolidated Financial Statements included under Item 8.

(3)	Amounts include fully taxable-equivalent adjustments of $126 million for 2009, $104 million for 2008 and $58 million for 2007.

Net interest revenue is defined as the total of interest revenue earned on interest-earning assets less interest expense incurred on interest-bearing liabilities. Interest-earning assets, which consist of investment securities, loans and leases and other liquid assets, are financed primarily by customer deposits and short-term borrowings. Net interest margin represents the relationship between net interest revenue and average interest-earning assets. Changes in the components of interest-earning assets and interest-bearing liabilities are discussed in more detail below. Additional detail about the components of interest revenue and interest expense is provided in note 17 of the Notes to Consolidated Financial Statements included under Item 8.

For 2009, on a fully taxable-equivalent basis, net interest revenue decreased 2% (3% on a GAAP basis) compared to 2008. This decline was generally the result of lower rates on floating-rate investment securities and both lower volumes and lower rate spreads on customer deposits, as well as the re-investment of amortizing and maturing investment securities into short-term interest-bearing deposits rather than investment securities during the first half of 2009, in connection with our previously announced plan to improve our tangible common equity. The decrease in fully taxable-equivalent net interest revenue was partially offset by discount accretion, described below, on securities added in connection with the May 2009 conduit consolidation. Average aggregate interest-bearing deposits decreased 13% compared to 2008, primarily due to the current low-yield environment and a decrease in customers’ cash balances more reflective of historical levels as global market disruptions lessened.

In May 2009, we elected to take action that required the consolidation onto our balance sheet, for financial reporting purposes, of the assets and liabilities of the asset-backed commercial paper conduits that we sponsored and administered. Upon consolidation, the aggregate fair value of the conduits’ investment securities was established as their carrying amount, resulting in a discount to the assets’ par value. To the extent that the expected future cash flows from the securities exceed their carrying amount, the portion of the discount not related to credit will accrete into interest revenue over the securities’ remaining terms. The timing and ultimate recognition of this accretion will depend on factors including future credit conditions and the timing of underlying collateral prepayment, the predictability of which is challenged by the continuing global financial markets disruption. During 2009, we recorded discount accretion in interest revenue of approximately $621 million, and we anticipate that discount accretion will continue to be a material component of our net interest revenue for 2010. Because the rate of recognition of discount accretion is dependent, in part, on the rate of underlying prepayments, which is beyond our control, the volatility of our net interest revenue may increase.

Interest-bearing deposits with banks, including cash balances held at the Federal Reserve to satisfy reserve requirements, averaged $24.16 billion for 2009, relatively flat compared to $24.00 billion in 2008. An average of $12.42 billion was held at the Federal Reserve Bank during 2009, an increase of $6.06 billion compared to $6.36 billion for 2008, with the balances in both periods exceeding minimum reserve requirements. This increase resulted from our investment of excess liquidity, beginning in the second half of 2008, in reserve balances held at the Federal Reserve Bank. Beginning with the fourth quarter of 2008, these balances earn a minimal rate of interest, which rate is subject to change at the Federal Reserve’s discretion.

Average securities purchased under resale agreements decreased 64%, or $6.49 billion, from $10.20 billion for 2008 to $3.70 billion for 2009. Average federal funds sold decreased $2.63 billion, or 97%, to $68 million for 2009 compared to 2008. The decrease in federal funds sold and securities purchased under resale agreements was mainly due to the re-allocation of liquidity to U.S. Treasury securities in the investment securities portfolio and the placement of excess liquidity at the Federal Reserve, as described above, and other central banks.

Average trading account assets decreased 21%, or $509 million, from $2.42 billion for 2008 to $1.91 billion in 2009, due to the absence of conduit asset-backed commercial paper which was eliminated for financial reporting purposes when the conduits were consolidated onto our balance sheet as described above.

Our average investment securities portfolio increased 12%, or $8.96 billion, from $72.23 billion in 2008 to approximately $81.19 billion in 2009, due to the effect of the conduit consolidation and an increase in U.S. Treasury and agency securities, as well as the re-investment of amortizing and maturing securities, partially offset by sales. During the second half of 2009, we re-initiated our investment strategy of investing in “AAA” and “AA” rated securities. Securities rated “AAA” and “AA” comprised approximately 80% of the investment securities portfolio, with approximately 69% “AAA” rated, at December 31, 2009, compared to 89% “AAA” and “AA” rated and 78% “AAA” rated, respectively, at December 31, 2008.

Loans and leases averaged $9.70 billion for the 2009, down 18% from $11.88 billion for 2008. The decrease was primarily related to lower levels of short-term liquidity required by customers, partially offset by the structured asset-backed loans added in connection with the conduit consolidation. Approximately 31% of the average loan and lease portfolio, compared to 67% for 2008, was composed of U.S. and non-U.S. short-duration advances that provide liquidity to customers in support of their transaction flows, which averaged approximately $2.97 billion for 2009, down $5.03 billion, or 63%, from $8.00 billion for 2008. The lower levels of liquidity we provided to customers during 2009 were due to a decrease in customer demand and not a reduction in credit availability from, or committed lines provided by, State Street. As transaction flows returned to more normalized levels compared to the extraordinarily high levels experienced in 2008, customer demand for short-term liquidity declined.

Average interest-bearing deposits decreased $10.34 billion, or 13%, from $79.51 billion to $69.17 billion for 2009 compared to 2008. The decrease was due to lower levels of U.S. and non-U.S. deposits, including foreign transaction deposits, which were particularly high during 2008. This decrease also reflected the current low-yield interest rate environment and a decrease in customers’ cash balances, the latter more reflective of historical levels as global market disruptions lessened.

Average other short-term borrowings increased $10.85 billion, or 181%, to $16.85 billion for 2009 primarily due to the addition of commercial paper in connection with the conduit consolidation and borrowings under the Federal Reserve’s term auction facility, which is a secured lending program available to financial institutions, to fund conduit assets. Average long-term debt increased $3.81 billion, or 93%, to $7.92 billion for 2009 due to the issuance of an aggregate of approximately $4 billion of unsecured senior notes by State Street and State Street Bank in March 2009 under the FDIC’s Temporary Liquidity Guarantee Program, or TLGP, and the issuance by State Street of $500 million of unsecured senior notes in May 2009.

Several factors could affect future levels of our net interest revenue and margin, including the mix of customer liabilities, actions of the various central banks, changes in U.S. and non-U.S. interest rates, the shapes of the various yield curves around the world and the amount of discount accretion on the investment securities added to our consolidated balance sheet in connection with the conduit consolidation. Based on market conditions, we re-initiated our investment strategy of re-investing proceeds from amortizing and maturing securities in highly rated investment securities, such as U.S. Treasuries and federal agency mortgage-backed securities and asset-backed securities, which enhanced our net interest revenue and margin during the second half of 2009. The pace at which we continue to re-invest and the types of securities purchased will depend on market conditions over time. These factors and the level of interest rates worldwide are expected to dictate what impact the re-investment program will have on our net interest revenue and net interest margin in the future.

Gains (Losses) Related to Investment Securities, Net

We recorded net gains of $368 million from sales of available-for-sale securities for 2009, compared to net gains of $68 million for 2008. The aggregate unrealized loss on securities for which other-than-temporary impairment was recorded in 2009 was $1.15 billion. Of this total, $928 million related to factors other than credit, and was recognized, net of taxes, as a component of other comprehensive income in our consolidated statement of condition. We recorded losses from other-than-temporary impairment related to credit of the remaining $227 million in our 2009 consolidated statement of income, compared to $122 million in 2008, which resulted from our assessment of impairment.

For 2009, the $227 million of losses was composed of $151 million associated with expected credit losses, $54 million related to management’s decision to sell the impaired securities prior to their recovery in value, and $22 million associated with adverse changes in the timing of expected future cash flows from the securities. The majority of the impairment losses related to non-agency mortgage-backed securities which management concluded had experienced credit losses. These securities are reported as asset-backed securities in note 3 of the Notes to Consolidated Financial Statements included under Item 8.

Years ended December 31,	2009	2008
(In millions)
Net gains from sales of available-for-sale securities	$368	$68

Losses from other-than-temporary impairment	(1,155)	(122)
Losses not related to credit(1)	928	—

Net impairment losses	(227)	(122)

Gains (Losses) related to investment securities, net	$141	$(54)

(1)

These losses were not recorded in our consolidated results of operations, but were recognized as a component of other comprehensive income, net of related taxes, in our consolidated balance sheet; refer to the following discussion and to note 12 of the Notes to Consolidated Financial Statements included under Item 8.

Management regularly reviews the investment securities portfolio to identify other-than-temporary impairment of individual securities. Pursuant to the provisions of a new accounting standard, which we adopted effective April 1, 2009, impairment related to expected losses represents the difference between the discounted values of the expected future cash flows from the securities compared to their current amortized cost basis, with each discount rate commensurate with the effective yield on the underlying security. For debt securities held to maturity, other-than-temporary impairment remaining after credit-related impairment (which credit-related impairment is recorded in our consolidated statement of income) is recognized, net of taxes, as a component of other comprehensive income in the shareholders’ equity section of our consolidated balance sheet, and is accreted prospectively over the remaining terms of the securities based on the timing of their estimated future cash flows. For other-than-temporary impairment of debt securities that results from management’s decision to sell the security prior to its recovery in value, the entire difference between the security’s fair value and its amortized cost basis is recorded in our consolidated statement of income.

The aforementioned accounting for other-than-temporary impairment was adopted by us, pursuant to new accounting standards, effective April 1, 2009. Prior to that date, we recognized losses from other-than-temporary impairment of debt and equity securities for either a change in management’s intent to hold the securities or expected credit losses, and such impairment losses, which reflected the entire difference between the fair value and amortized cost basis of each individual security, were recorded in our consolidated statement of income.

Additional information about investment securities, the gross gains and losses that compose the net sale gains and our process to identify other-than-temporary impairment, is provided in note 3 of the Notes to Consolidated Financial Statements included under Item 8.

PROVISION FOR LOAN LOSSES

We recorded provisions for loan losses of $149 million during 2009. Of the aggregate provisions, $124 million resulted from changes in management’s expectations with respect to future principal and interest cash flows from certain of the commercial real estate loans acquired in 2008 in connection with indemnification obligations. The changes in management’s expectations were primarily based on its assessment of the impact of the deteriorating economic conditions in the commercial real estate markets on certain of these loans during 2009. Future changes in expectations with respect to collection of principal and interest on these loans could result in additional provisions for loan losses.

EXPENSES

Years Ended December 31,	2009	2008	2007	% Change 2008-2009
(Dollars in millions)
Salaries and employee benefits	$3,037	$3,842	$3,256	(21)%
Information systems and communications	656	633	546	4
Transaction processing services	583	644	619	(9)
Occupancy	475	465	408	2
Other:
Provision for legal exposure	250	—	600
Provision for investment account infusion	—	450	—
Restructuring charges	—	306	—
Merger and integration costs	49	115	198	(57)
Professional services	264	360	236	(27)
Amortization of other intangible assets	136	144	92	(6)
Customer indemnification obligation	—	200	—
Securities processing	114	187	79	(39)
Regulator fees and assessments	71	45	3	58
Other	331	460	396	(28)

Total other	1,215	2,267	1,604	(46)

Total expenses	$5,966	$7,851	$6,433	(24)

Number of employees at year end	27,310	28,475	27,110

The decrease in salaries and employee benefits for 2009 compared to 2008 was primarily due to the effect of our previously announced reduction in force, described below, which was substantially completed in the first quarter of 2009, as well as lower accruals for cash incentive compensation and lower contract services spending.

The increase in information systems and communications expense for 2009 reflected higher levels of spending on telecommunications hardware and software. Transaction processing services expense, which is volume-related and includes equity trading services and fees related to securities settlement, sub-custodian services and external contract services, decreased due to lower volumes in the investment servicing business and lower costs related to external contract services. Occupancy expense increased slightly from 2008, mainly as a result of higher occupancy costs domestically and in Europe.

The provision for legal exposure of $250 million resulted from an increase in the reserve initially established in 2007 associated with certain active fixed-income strategies managed by SSgA. We settled regulatory inquiries related to this exposure in February 2010. The provision and subsequent settlement are more fully discussed in notes 20 and 10, respectively, of the Notes to Consolidated Financial Statements included under Item 8.

In December 2008, we announced a plan to reduce our operating costs and support our long-term growth while aligning the organization to meet the challenges and opportunities presented by the then current market environment. As a primary component of this plan, we initiated a reduction of approximately 8% of our global workforce, which we substantially completed at the end of the first quarter of 2009, and during 2008, recorded aggregate restructuring charges of $306 million. Additional information with respect to the charges, and activity during 2009 in the related balance sheet reserve, is provided in note 6 of the Notes to Consolidated Financial Statements included under Item 8.

During 2009, in connection with the Investors Financial acquisition, we recorded merger and integration costs of $49 million, compared to $115 million for 2008. These costs consisted only of direct and incremental costs to integrate the acquired Investors Financial business into our operations, and did not include ongoing expenses of the combined organization. The costs were primarily related to employee retention and system and customer integration.

The decrease in aggregate other expenses (professional services, securities processing, amortization of other intangible assets, regulator fees and assessments and other) from $1.2 billion for 2008 to $916 million for 2009 resulted primarily from a 39% decrease in securities processing costs due to lower processing volume and a 27% decrease in professional services spending, primarily legal and consulting costs. This overall decrease was offset slightly by higher regulatory assessments associated with the increased cost of deposit insurance.

Income Taxes

Income tax expense before the extraordinary loss totaled $722 million for 2009, compared to $1.03 billion a year ago. Our overall effective tax rate for 2009 was 28.6%, compared to 36.2% for 2008. The decline in both income tax expense and the effective rate was generally the result of an increase in the proportion of earnings from certain of our non-U.S. subsidiaries, where management’s intention is to reinvest those earnings indefinitely overseas. Our intent to reinvest these earnings overseas is consistent with our business strategy to pursue growth in non-U.S. markets, and allowed us to reduce taxes accrued with respect to 2009 earnings, as well as certain taxes accrued in prior periods.

Information about income tax contingencies related to our SILO lease transactions is provided in note 10 of the Notes to Consolidated Financial Statements included under Item 8.

LINE OF BUSINESS INFORMATION

We have two lines of business: Investment Servicing and Investment Management. Given our services and management organization, the results of operations for these lines of business are not necessarily comparable with those of other companies, including companies in the financial services industry. Information about revenues, expenses and capital allocation methodologies with respect to these lines of business is provided in note 23 of the Notes to Consolidated Financial Statements included under Item 8.

The following is a summary of our line of business results. The amounts in the “Divestitures” columns represent the operating results of our joint venture interest in CitiStreet prior to our sale of that interest in July 2008. The amounts presented in the “Other” column for 2009 represent net interest revenue earned in connection with our participation in the Federal Reserve’s AMLF, the provision for loan losses associated with the commercial real estate loans acquired in 2008 and merger and integration costs recorded in connection with our July 2007 acquisition of Investors Financial. The amounts in the “Other” column for 2008 represent the net interest revenue associated with our participation in the AMLF; the gain on the sale of our joint venture interest in CitiStreet; the restructuring charges recorded primarily in connection with our plan to reduce our expenses from operations; the provision related to our estimated net exposure for customer indemnification associated with collateralized repurchase agreements; and merger and integration costs recorded in connection with the Investors Financial acquisition. The amounts in the “Other” column for 2007 represent merger and acquisition costs recorded in connection with the Investors Financial acquisition. The amounts in the “Divestitures” and “Other” columns were not allocated to State Street’s business lines.

	Investment Servicing			Investment Management			Divestitures			Other			Total
Years ended December 31,	2009	2008	2007	2009	2008	2007	2009	2008	2007	2009	2008	2007	2009	2008	2007
(Dollars in millions, except where otherwise noted)
Fee revenue:
Servicing fees	$3,276	$3,745	$3,388										$3,276	$3,745	$3,388
Management fees	—	—	—	$824	$1,028	$1,141							824	1,028	1,141
Trading services	1,094	1,467	1,152	—	—	—							1,094	1,467	1,152
Securities finance	387	900	518	183	330	163							570	1,230	681
Processing fees and other	72	200	196	99	85	73		$(8)	$2				171	277	271

Total fee revenue	4,829	6,312	5,254	1,106	1,443	1,377		(8)	2				5,935	7,747	6,633
Net interest revenue	2,489	2,472	1,573	68	104	135		6	22	$7	$68		2,564	2,650	1,730
Gains (Losses) related to investment securities, net	141	(54)	(27)	—	—	—		—	—	—	—		141	(54)	(27)
Gain on sale of CitiStreet interest, net of exit and other associated costs	—	—	—	—	—	—		—	—	—	350		—	350	—

Total revenue	7,459	8,730	6,800	1,174	1,547	1,512		(2)	24	7	418		8,640	10,693	8,336
Provision for loan losses	24	—	—	1	—	—		—	—	124	—		149	—	—
Expenses from operations	4,867	5,642	4,787	800	1,133	974		5	7	—	—		5,667	6,780	5,768
Provision for legal exposure, net	—	—	(47)	250	—	514		—	—	—	—		250	—	467
Provision for investment account infusion	—	—	—	—	450	—		—	—	—	—		—	450	—
Restructuring charges	—	—	—	—	—	—		—	—	—	306		—	306	—
Customer indemnification obligation	—	—	—	—	—	—		—	—	—	200		—	200	—
Merger and integration costs	—	—	—	—	—	—		—	—	49	115	$198	49	115	198

Total expenses	4,867	5,642	4,740	1,050	1,583	1,488		5	7	49	621	198	5,966	7,851	6,433

Income (Loss) from continuing operations before income taxes	$2,568	$3,088	$2,060	$123	$(36)	$24		$(7)	$17	$(166)	$(203)	$(198)	$2,525	$2,842	$1,903

Pre-tax margin	34%	35%	30%	10%	(2)%	2%
Average assets (in billions)	$143.4	$157.9	$120.0	$3.4	$3.3	$3.0		$0.5	$0.5				$146.8	$161.7	$123.5

Investment Servicing

Total revenue for 2009 decreased 15% from 2008, with decreases in all fee revenue line items, generally reflective of the impact of the ongoing global financial markets disruption. Servicing fees decreased partly as a result of the impact of declines in the equity markets, partly offset by the impact of new business on current-period revenue. The decrease in trading services revenue primarily reflected a decrease in foreign exchange trading revenue, caused primarily by lower levels of volatility and customer volumes, partly offset by higher revenue from transition management and higher levels of fees from electronic trading attributable to higher volumes. Securities finance revenue decreased primarily due to compression of credit spreads as well as lower volumes of assets on loan. Processing fees and other revenue declined primarily as a result of the May 2009 consolidation of the conduits, as fees generated from administrative services provided to the conduits were no longer recorded subsequent to the consolidation.

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

Net interest revenue remained relatively flat compared to 2008, as the negative impact of lower rates on the yields generated by floating-rate assets was offset by discount accretion recorded subsequent to the consolidation of the conduits. A portion of net interest revenue is recorded in the Investment Management business line based on the volume of customer liabilities attributable to that business.

Total expenses declined 14% from 2008, primarily driven by the reduction in the accrual of cash incentive compensation, lower levels of salaries and benefits costs and lower costs related to contract services.

Investment Management

Total revenue for 2009 decreased 24% compared to 2008, reflecting the impact of a 23% decrease in total fee revenue and a 34% decrease in net interest revenue. The 20% decline in management fees, generated by SSgA, resulted primarily from the impact of declines in equity market valuations, partly offset by the impact of new business on current-period revenue. Securities finance revenue decreased primarily due to compression of credit spreads as well as lower volumes of assets on loan. Management fees for the Investment Management business line are identical to the respective consolidated results. Refer to the “Management Fees” caption in the “Total Revenue” section of this Management’s Discussion and Analysis for a more in-depth discussion.

Expenses from operations declined 29% from 2008, primarily due to lower accruals of cash incentive compensation and reductions in staffing levels, as well as lower levels of professional fees. The $250 million and $450 million provisions for legal exposure and investment account infusion, respectively, are discussed in the “Expenses” section of this Management’s Discussion and Analysis and in note 20 of the Notes to Consolidated Financial Statements included under Item 8.

Certain funds managed by SSgA that engage in securities lending continue to invest in cash collateral pools underlying these funds, the net asset values of which remain less than $1.00 per unit. These funds have imposed limitations on participant redemptions. Our continuation of the limitations on participant redemptions and the difference between the net asset value used for purchase and redemption transactions ($1.00 per unit) and the net asset value of the pools could, if either or both continue, adversely effect SSgA’s reputation, the marketing of its lending funds and its future results of operations. Refer to a discussion of the funds and the underlying cash collateral pools in the Risk Factors section included under Item 1A.

Purported class actions have been filed regarding certain collateral pools underlying funds managed by SSgA, and we are responding to inquiries from the SEC and other regulatory authorities in connection with our cash collateral pools. Refer to the Risk Factors and Legal Proceedings sections included under Items 1A and 3, respectively.

COMPARISON OF 2008 AND 2007

OVERVIEW OF CONSOLIDATED RESULTS OF OPERATIONS

Years ended December 31,	2008	2007	% Change
(Dollars in millions, except per share amounts)
Total fee revenue	$7,747	$6,633	17%
Net interest revenue	2,650	1,730	53
Gains (Losses) related to investment securities, net	(54)	(27)
Gain on sale of CitiStreet interest, net of exit and other associated costs	350	—

Total revenue	10,693	8,336	28
Total expenses	7,851	6,433	22

Income before income tax expense	2,842	1,903	49
Income tax expense	1,031	642	61

Net income	1,811	1,261	44

Adjustment to net income (loss)(1)	(22)	—

Net income available to common shareholders	$1,789	$1,261	42

Earnings per common share:
Basic	$4.32	$3.49	24
Diluted	4.30	3.45	25
Earnings per common share:
Basic	$4.32	$3.49
Diluted	4.30	3.45
Return on common shareholders’ equity	14.8%	13.4%

(1) Adjustment was related to preferred stock issued in connection with the U.S. Treasury’s TARP Program.

TOTAL REVENUE

Years ended December 31,	2008	2007	% Change
(Dollars in millions)
Fee revenue:
Servicing fees	$3,745	$3,388	11%
Management fees	1,028	1,141	(10)
Trading services	1,467	1,152	27
Securities finance	1,230	681	81
Processing fees and other	277	271	2

Total fee revenue	7,747	6,633	17
Net interest revenue:
Interest revenue	4,879	5,212	(6)
Interest expense	2,229	3,482	(36)

Net interest revenue	2,650	1,730	53
Gains (Losses) related to investment securities, net	(54)	(27)
Gain on sale of CitiStreet interest, net of exit and other associated costs	350	—

Total revenue	$10,693	$8,336	28

The increase in total revenue for 2008 compared to 2007 reflected growth in fee revenue, primarily trading services and securities finance, with almost 78% of the overall growth in fee revenue generated from these two activities.

The growth in trading services revenue was the result of higher levels of currency volatility in foreign exchange trading, as well as the contribution of revenue of both the acquired Investors Financial business (with respect to foreign exchange) and the acquired Currenex business (with respect to brokerage and other) for a full year. Brokerage and other trading revenue increased 10% from 2007 to 2008, due to higher revenues from electronic trading, both from the acquired Currenex business and from our Global Link product, as well as an increase in brokerage revenue, principally transition management and equity trading.

Securities finance revenue for 2008 was up 81% compared to 2007, primarily as a result of wider credit spreads across all lending programs. Spreads benefited from the Federal Reserve’s aggregate 400-basis-point reduction in the federal funds rate during 2008, as well as from the continued disruption of the global fixed-income securities markets. The increases were offset partially by a decline in lending volumes.

The 11% increase in servicing fees was the result of the inclusion of servicing fee revenue from the acquired Investor Financial business for a full year, the impact of new business on 2008 revenue and higher transaction volumes. Approximately 41% of our servicing fees were derived from non-U.S. customers in each of 2008 and 2007.

Management fees decreased 10% from 2007 to 2008, $1.14 billion to $1.03 billion respectively, primarily from the impact of declines in average month-end equity market valuations and performance fees. Approximately 40% of our management fees were derived from customers outside the U.S. in 2008, down from 41% for 2007. Assets under management decreased to $1.44 trillion at December 31, 2008, down $535 billion from $1.98 trillion a year earlier, as we experienced a net loss of business and, more significantly, market depreciation.

The increase in net interest revenue was the result of several favorable trends. Interest-earning assets and related net interest revenue from the acquired Investors Financial business and widening spreads on fixed-rate and tax-exempt investment securities were the primary reasons for the growth. In addition, transaction deposit volume increased, particularly with respect to non-U.S. deposits.

EXPENSES

Years ended December 31,	2008	2007	% Change
(Dollars in millions)
Salaries and employee benefits	$3,842	$3,256	18%
Information systems and communications	633	546	16
Transaction processing services	644	619	4
Occupancy	465	408	14
Provision for legal exposure	—	600
Provision for investment account infusion	450	—
Restructuring charges	306	—
Merger and integration costs	115	198	(42)
Professional services	360	236	53
Amortization of other intangible assets	144	92	57
Customer indemnification obligation	200	—
Other	692	478	45

Total expenses	$7,851	$6,433	22

The increase in salaries and employee benefits for 2008 compared to 2007 was driven primarily by the contribution of a full year of salaries and benefits expense from the acquired Investors Financial business, the impact of higher staffing levels to support new business, higher average salaries and benefits expense and increased contract services spending. The increases were offset by a decline in accruals for cash incentive compensation.

Information systems and communications expense increased due to the addition of expenses from the acquired Investors Financial business, as well as increased spending on telecommunications hardware and software. Transaction processing services expenses increased over 2007, and resulted primarily from higher transaction volumes and costs of external contract services, primarily in Europe.

The increase in occupancy expense from 2007 to 2008 was primarily the result of leased space acquired to support growth in the alternative investments servicing and investment manager operations outsourcing businesses, as well as higher occupancy costs in support of growth in Europe, including our then new facility in the U.K.

During 2008, we elected to provide support to certain investment accounts managed by SSgA through the purchase of asset- and mortgage-backed securities and a cash infusion, which resulted in an income statement provision of $450 million. This change is more fully described in note 20 of the Notes to Consolidated Financial Statements included under Item 8.

In 2008, we announced a plan to reduce our operating costs and support our long-term growth while aligning the organization to meet the challenges and opportunities presented by the current market environment, and subsequently recorded aggregate restructuring charges of $306 million. This change is more fully described in note 6 of the Notes to Consolidated Financial Statements included under Item 8.

For 2008, in connection with the Investors Financial acquisition, we recorded merger and integration costs of $115 million, compared to $198 million for 2007. These costs consisted only of direct and incremental costs to integrate the acquired Investors Financial business into our operations, and did not include ongoing expenses of the combined organization. The costs were primarily related to employee retention and system and customer integration.

During 2008, we recorded a $200 million provision related to our estimated net exposure on an indemnification obligation associated with collateralized repurchase agreements. The reserve was based on the cost of satisfying the indemnification obligation net of the fair value of the collateral. This provision is more fully described in note 20 of the Notes to Consolidated Financial Statements included under Item 8.

The increase in aggregate other expenses resulted from a 53% increase in professional services spending, primarily legal and consulting costs, amortization of other intangible assets for the full year in connection with the acquisitions of Investors Financial and Currenex, higher securities processing costs and higher regulatory fees and assessments, the latter mainly fees and assessments paid in connection with our participation in certain federal government and banking regulatory agency programs.

Income Taxes

The increase in income tax expense for 2008 compared to 2007 resulted from the a higher level of pre-tax earnings for 2008, partially offset by a net benefit related to the aggregate pre-tax impact of significant transactions outside the ordinary course of our business. The overall effective tax rate for 2008 was 36.2% compared to 33.7% for 2007.

SIGNIFICANT ACCOUNTING ESTIMATES

Our consolidated financial statements are prepared in accordance with GAAP, and we apply accounting policies that affect the determination of amounts reported in these financial statements. Our significant accounting policies are described in note 1 of the Notes to Consolidated Financial Statements included under Item 8.

The majority of these accounting policies do not involve difficult, subjective or complex judgments or estimates in their application, or the variability of the estimates is not material to the consolidated financial statements. However, certain of these accounting policies, by their nature, require management to make judgments, involving significant estimates and assumptions, about the effects of matters that are inherently uncertain. These estimates and assumptions are based on information available as of the date of the financial statements, and changes in this information over time could materially affect the amounts of assets, liabilities, equity, revenue and expenses reported in subsequent financial statements.

Based on the sensitivity of reported financial statement amounts to the underlying estimates and assumptions, the relatively more significant accounting policies applied by State Street have been identified by management as those associated with fair value measurements; interest revenue recognition and other-than-temporary impairment;

and goodwill and other intangible assets. These accounting policies require the most subjective or complex judgments, and underlying estimates and assumptions could be most subject to revision as new information becomes available. An understanding of the judgments, estimates and assumptions underlying these accounting policies is essential in order to understand our reported consolidated results of operations and financial condition.

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

As discussed in further detail below, changes in the fair value of these financial assets and liabilities are recorded either as components of our consolidated statement of income, or as components of other comprehensive income within shareholders’ equity in our consolidated statement of condition. In addition to those financial assets and liabilities that are carried at fair value in our consolidated financial statements, we disclose the estimated fair value in the notes to the consolidated financial statements of other of our financial assets and liabilities that are carried at amortized cost in our consolidated statement of condition. We estimate the fair value of these financial assets and liabilities using the definition of fair value described below.

At December 31, 2009, approximately $77.36 billion of our financial assets and approximately $4.77 billion of our financial liabilities were carried at fair value, compared to $66.92 billion and $12.36 billion, respectively, at December 31, 2008. The amounts at December 31, 2009 represented approximately 49% of our consolidated total assets and approximately 3% of our consolidated total liabilities, compared to 39% and 8%, respectively, at December 31, 2008. The increase in the relative percentage of consolidated total assets as of December 31, 2009 resulted primarily from the addition of investment securities in connection with the conduit consolidation and portfolio purchases of investment securities. The decrease in the relative percentage of consolidated total liabilities as of December 31, 2009 resulted from lower levels of derivatives related to our foreign exchange activities.

As described in more detail in note 13 of the Notes to Consolidated Financial Statements included under Item 8, we adopted new accounting standards that govern fair value measurement effective January 1, 2008. These accounting standards do not require us to measure our financial assets and liabilities at fair value, but provide a consistent definition of fair value and provide a framework for measuring fair value in accordance with GAAP. These standards also provided for the election of a fair value option for assets and liabilities not previously carried at fair value on a recurring basis. In connection with our application of these accounting standards, we have not elected the fair value option for any of our financial assets or financial liabilities since adoption, although we may do so in the future.

The accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability (an “exit price”) in the principal or most advantageous market for an asset or liability in an orderly transaction between market participants on the measurement date. When we measure fair value for our financial assets and liabilities, we consider the principal or most advantageous market in which we would transact, and we consider assumptions that market participants would use when pricing the asset or liability. When possible, we look to active and observable markets to measure the fair value of identical, or similar, financial assets or liabilities. When identical financial assets and liabilities are not traded in active markets, we look to market-observable data for similar assets and liabilities. In some instances, certain assets and liabilities are not actively traded in observable markets, and as a result we use alternative valuation techniques to measure their fair value.

In accordance with the standards, we categorize the financial assets and liabilities that we carry at fair value in our consolidated statement of condition on a recurring basis based upon the standards’ three-level valuation hierarchy. The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (level 1) and the lowest priority to valuation methods using significant unobservable inputs (level 3). We categorized approximately 13% of our financial assets carried at fair value in level 1, 77% in level 2 and 10% in level 3 of the fair value hierarchy, including the effect of master netting agreements. We categorized approximately 97% of our financial liabilities carried at fair value in level 2, with the remaining 3% in level 3, including the effect of master netting agreements.

The fair value of the investment securities categorized in level 1 was composed of U.S. Treasury securities, specifically Treasury bills, which have a maturity of one year or less. Fair value was measured by management using unadjusted quoted prices in active markets for identical securities.

The fair value of the investment securities categorized in level 2 was measured by management primarily using information obtained from independent third parties. Information obtained from third parties is subject to review by management as part of a validation process. Management utilizes a process to review information provided by third parties, including an understanding of underlying assumptions and the level of market participant information used to support those assumptions. In addition, management compares significant assumptions used by third parties to available market information. Such information may include known trades or, to the extent that trading activity is limited, comparisons to market research information pertaining to credit expectations, execution prices and the timing of cash flows.

The fair value of the derivative instruments categorized in level 2 predominantly represented foreign exchange contracts used in our trading activities, for which fair value was measured by management using discounted cash flow techniques with inputs consisting of observable spot and forward points, as well as observable interest rate curves. With respect to derivative instruments, we evaluated the impact on valuation of the credit risk of our counterparties and our own credit. We considered factors such as the likelihood of default by us and our counterparties, our current and potential future net exposures and remaining maturities in determining the appropriate measurements of fair value. Valuation adjustments associated with these factors were not significant for 2009 or 2008.

While the substantial majority of our financial assets categorized in level 3 were composed of asset-backed securities available for sale, level 3 also included foreign exchange derivatives. The aggregate fair value of our financial assets and liabilities categorized in level 3 as of December 31, 2009, compared to December 31, 2008, decreased approximately 29%, and was primarily composed of transfers of asset-backed securities, principally those collateralized by student loans, to level 2.

Interest Revenue Recognition and Other-Than-Temporary Impairment

A significant portion of the assets carried in our consolidated balance sheet is our portfolio of fixed-income investment securities. At December 31, 2009, this portfolio included securities added as a result of the May 2009 conduit consolidation. Additional information with respect to the conduits and the consolidation is provided in note 11 of the Notes to Consolidated Financial Statements included under Item 8.

As discussed below, the estimation of future cash flows from the securities is a significant factor in the recognition of both interest revenue and other-than-temporary impairment with respect to our fixed-income investment securities.

Expectations of defaults and prepayments are the most significant estimates underlying our determination of expected future cash flows. In determining these estimates, management relies on relevant and reliable information, including but not limited to deal structure, including optional and mandatory calls, market interest rate curves, industry standard asset-class-specific prepayment models, recent prepayment history, independent credit ratings, and recent actual and projected credit losses. Management considers this information based on its relevance and uses its best judgment in order to determine its assumptions for underlying cash flow expectations and resulting estimates. Management reviews its underlying assumptions and determines expected future cash flow estimates at least quarterly. Additional detail with respect to the sensitivity of these default and prepayment assumptions is provided in the “Financial Condition—Investment Securities” section of this Management’s Discussion and Analysis.

Interest Revenue Recognition

Our investment portfolio, excluding the conduit assets, consists of securities which were not typically acquired at significant discounts or premiums to their face amount. In connection with the conduit consolidation, we recorded certain of the conduits’ investment securities at a significant discount to their face amount. To the extent that future cash flows from these securities is expected to exceed their recorded carrying amounts, the portion of the discount not related to credit will be accreted into interest revenue in our consolidated statement of income over the securities’ remaining lives. As a result of the magnitude of the discount, the estimates associated with the timing and amount of the accretion of these security discounts into interest revenue have become significant.

A portion of the conduit securities, primarily asset-backed securities, had expected credit losses on the date of consolidation, or were considered to be certain beneficial interests in a securitization that are not of high credit quality, and therefore are accounted for pursuant to specific accounting guidance. As a result, interest revenue recognition for these securities differs from the accounting for the remainder of our portfolio. The accounting for these securities requires an estimation of the timing and amount of each of the securities’ expected future principal, interest and other contractual cash flows, and the calculation of an effective yield based upon these estimates is used to record interest revenue. Generally, the timing and amount of these securities’ future cash flows are inherently uncertain, due to the unknown timing and amount of principal payments (including potential credit losses) and the variability of future interest rates.

Other-Than-Temporary Impairment

Existing accounting standards also require the use of cash flow estimates to evaluate other-than-temporary impairment of our investment securities. The amount and timing of expected cash flows is a significant estimate in the determination of other-than-temporary impairment. Additional information with respect to management’s assessment of impairment is provided in note 3 of the Notes to Consolidated Financial Statements included under Item 8.

Goodwill and Other Intangible Assets

Goodwill is created when the purchase price exceeds the assigned value of net assets of acquired businesses, and represents the value attributable to unidentifiable intangible elements being acquired. Other acquired identifiable intangible assets are recorded at their estimated fair value. Goodwill is not amortized. Other intangible assets are amortized over their estimated useful lives, and both goodwill and other intangible assets are subject to an impairment adjustment if events or circumstances indicate the potential inability to realize the carrying amount. As required by GAAP, we evaluate goodwill and other intangible assets for impairment annually, based on undiscounted cash flows. Substantially all of the goodwill and other intangible assets recorded in our consolidated statement of condition have resulted from business acquisitions of our Investment Servicing line of business. The remainder is recorded by Investment Management.

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

To determine the aggregate fair value of the reporting unit being evaluated for goodwill impairment, we use one of two principal methodologies—a market approach, based on a comparison of the reporting unit to publicly-traded companies in similar lines of business; or an income approach, based on the value of the cash flows the business can be expected to generate in the future.

Events that may indicate impairment include significant or adverse changes in the business, economic or political climate; an adverse action or assessment by a regulator; unanticipated competition; and a more-likely-than-not expectation that we will sell or otherwise dispose of a business to which the goodwill or other intangible assets relate. Additional information about goodwill and other intangible assets, including information by line of business, is provided in note 5 of the Notes to Consolidated Financial Statements included under Item 8.

Our evaluation of goodwill and other intangible assets for impairment in 2009 indicated that none was impaired. Goodwill and other intangible assets recorded in our consolidated statement of condition at December 31, 2009 totaled approximately $4.55 billion and $1.81 billion, respectively.

FINANCIAL CONDITION

Years ended December 31,	2009 Average Balance	2008 Average Balance
(In millions)
Assets:
Interest-bearing deposits with banks	$24,162	$24,003
Securities purchased under resale agreements	3,701	10,195
Federal funds sold	68	2,700
Trading account assets	1,914	2,423
Investment securities	81,190	72,227
Investment securities purchased under AMLF(1)	882	9,193
Loans	9,703	11,884
Other earning assets	1,303	—

Total interest-earning assets	122,923	132,625
Cash and due from banks	2,237	5,096
Other assets	21,650	23,976

Total assets	$146,810	$161,697

Liabilities and shareholders’ equity:
Interest-bearing deposits:
U.S.	$7,616	$11,216
Non-U.S.	61,551	68,291

Total interest-bearing deposits	69,167	79,507
Securities sold under repurchase agreements	11,065	14,261
Federal funds purchased	956	1,026
Short-term borrowings under AMLF(1)	877	9,170
Other short-term borrowings	16,847	5,996
Long-term debt	7,917	4,106
Other interest-bearing liabilities	1,131	—

Total interest-bearing liabilities	107,960	114,066
Non-interest-bearing deposits	15,443	20,609
Other liabilities	10,090	14,614
Shareholders’ equity	13,317	12,408

Total liabilities and shareholders’ equity	$146,810	$161,697

(1)

Amounts represent averages of asset-backed commercial paper purchases and related borrowings in connection with our participation in the AMLF. Additional information about the AMLF, which recently expired, is provided in note 8 of the Notes to Consolidated Financial Statements included under Item 8.

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

Additional information about our average balance sheet, primarily our interest-earning assets and interest-bearing liabilities, is included in the “Consolidated Results of Operations—Net Interest Revenue” section of this Management’s Discussion and Analysis.

Investment Securities

The carrying values of investment securities by type were as follows as of December 31:

(In millions)	2009	2008	2007
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$11,162	$11,579	$8,181
Mortgage-backed securities	14,936	10,798	14,585
Asset-backed securities:
Credit cards	6,607	3,090	3,276
Student loans(1)	11,928	7,860	9,006
Sub-prime	3,197	3,859	5,683
Other	2,797	1,464	2,067

Total asset-backed	24,529	16,273	20,032

Collateralized mortgage obligations	2,409	1,441	11,892
State and political subdivisions	5,937	5,712	5,813
Non-U.S. debt securities	10,311	5,714	6,766
Other debt securities	2,234	2,160	2,312
Money-market mutual funds	1,110	344	243
Non-U.S. equity securities	35	123	320
Other equity securities	36	19	182

Total	$72,699	$54,163	$70,326

Held to maturity purchased under AMLF:
Asset-backed commercial paper	$—	$6,087	$—

Held to maturity:
U.S. Treasury and federal agencies:
Direct obligations	$500	$501	$757
Mortgage-backed securities	620	810	940
Asset-backed securities:
Credit cards	20	—	—
Other	447	321	—

Total asset-backed	467	321	—

Collateralized mortgage obligations	8,262	9,979	2,190
State and political subdivisions	206	382	180
Non-U.S. debt securities	10,822	3,774	166

Total	$20,877	$15,767	$4,233

(1)	Substantially composed of securities guaranteed by the federal government with respect to the payment of principal and interest.

We manage our investment securities portfolio to align with interest-rate and duration characteristics of our customer liabilities and in the context of our overall balance sheet structure, which is maintained within internally approved risk limits, and in consideration of the global interest-rate environment.

We consider a well-diversified, high-credit quality investment securities portfolio to be an important element in the management of our consolidated balance sheet. The portfolio continues to be concentrated in securities with high credit quality, with approximately 80% of the carrying value of the portfolio “AAA” or “AA” rated. The percentages of the carrying value of the investment securities portfolio by external credit rating, excluding securities purchased under the AMLF for 2008, were as follows as of December 31:

	2009	2008
AAA(1)(2)	69%	78%
AA	11	11
A	7	5
BBB	4	4
BB(2)	8	1
Non-rated	1	1

	100%	100%

(1)	Includes U.S. Treasury securities.
(2)	Change in percentage compared to 2008 generally resulted from downgrades of securities.

The investment portfolio of approximately 9,700 securities is also diversified with respect to asset class. Approximately 73% of the carrying value of the portfolio is composed of mortgage-backed and asset-backed securities. The largely floating-rate asset-backed portfolio consists primarily of credit card- and student loan-backed securities. Mortgage-backed securities are split between securities of Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and U.S. and non-U.S. large-issuer collateralized mortgage obligations. During 2009, 1,259 securities were downgraded. The 2009 downgrades included 425 municipal securities (state and political subdivisions), 272 of which were based on downgrades of the underlying third-party financial guarantor.

The carrying amounts, by contractual maturity, of debt securities available for sale and held to maturity, and the related weighted-average contractual yields, were as follows as of December 31, 2009:

	Under 1 Year		1 to 5 Years		6 to 10 Years		Over 10 Years
(Dollars in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale(1):
U.S. Treasury and federal agencies:
Direct obligations	$10,001	—	$398	1.02%	$183	3.72%	$580	3.13%
Mortgage-backed securities	89	4.16%	582	4.27	8,489	3.99	5,776	2.95
Asset-backed securities	569	1.36	10,304	0.76	8,545	0.64	5,111	0.74
Collateralized mortgage obligations	58	5.26	656	5.13	199	5.61	1,496	2.02
State and political subdivisions(2)	354	6.65	2,168	6.45	2,126	6.14	1,289	5.88
Non-U.S. debt securities	2,899	3.34	1,896	1.45	1,509	1.69	4,007	0.94
Other debt securities	303	5.22	1,240	5.38	657	5.32	34	0.84

Total	$14,273		$17,244		$21,708		$18,293

Held to maturity(1):
U.S. Treasury and federal agencies:
Direct obligations	$500	4.38%
Mortgage-backed securities	—	—	$48	4.46%	$199	4.88%	$373	5.38%
Asset-backed securities	49	0.46	79	0.83	112	1.71	227	0.94
Collateralized mortgage obligations	600	4.71	2,945	4.94	1,904	4.10	2,813	4.07
State and political subdivisions(2)	56	5.76	135	7.47	14	6.39	1	7.25
Non-U.S. debt securities	1,214	1.10	2,912	1.07	411	3.66	6,285	2.66

Total	$2,419		$6,119		$2,640		$9,699

(1)	The maturities of mortgage-backed securities, asset-backed securities and collateralized mortgage obligations are based upon contractual principal payments.

(2)	Yields have been calculated on a fully taxable-equivalent basis, using applicable federal and state income tax rates.

Impairment

Net unrealized losses on securities available for sale were as follows as of December 31:

(In millions)	2009	2008
Fair value	$72,699	$54,163
Amortized cost	74,843	60,786

Net unrealized loss, pre-tax	$(2,144)	$(6,623)

Net unrealized loss, after-tax	$(1,316)	$(4,057)

The above net unrealized loss amounts at December 31, 2009 and December 31, 2008 excluded the remaining net unrealized loss of $1.01 billion, or $635 million after-tax, and $2.27 billion, or $1.39 billion after-tax, respectively, related to reclassifications of securities available for sale to securities held to maturity. These after-tax amounts are recorded in other comprehensive income. The decline in the remaining after-tax unrealized loss amounts related to transferred securities resulted from amortization and from the recognition of losses from other-than-temporary impairment on certain of the securities.

We conduct periodic reviews of individual securities to assess whether other-than-temporary impairment exists. To the extent that other-than-temporary impairment is identified, the impairment is broken into a credit component and a non-credit component. The credit component is recognized in our consolidated statement of income, and the non-credit component is recognized in other comprehensive income to the extent that management does not intend to sell the security (see note 3 of the Notes to Consolidated Financial Statements included under Item 8).

The assessment of other-than-temporary impairment involves an evaluation of economic and security-specific factors, which are more fully described in note 3. Such factors are based upon estimates, derived by management, which contemplate current market conditions and security-specific performance. To the extent that market conditions are worse than management’s expectations, other-than-temporary impairment could increase, in particular the credit component that would be recognized in our consolidated statement of income.

National housing prices, according to the Case-Shiller National HPI, have declined to date approximately 30% peak-to-current. Management currently estimates that national housing prices will continue to decline and bottom out during the second half of 2010, consistent with a peak-to-trough housing price decline of approximately 37%. As an indication of the sensitivity of our portfolio with respect to our more significant assumptions underlying our assessment of impairment, if we were to increase our default estimates to 110% of management’s current expectations with a corresponding slowing of prepayment speeds to 90% of management’s current expectations, credit-related other-than-temporary impairment could increase by approximately $120 million to $125 million, which impairment would be recorded in our consolidated statement of income.

Excluding the securities for which other-than-temporary impairment was recorded, management considers the aggregate decline in fair value of the remaining securities and the resulting net unrealized losses to be temporary and not the result of any material changes in the credit characteristics of the securities. Additional information about our assessment of impairment is provided in note 3 of the Notes to Consolidated Financial Statements included under Item 8.

Loans and Lease Financing

U.S. and non-U.S. loans and lease financing, and average loans and lease financing, were as follows for the years ended December 31 (excluding the allowance for losses):

(In millions)	2009	2008	2007	2006	2005
U.S.:
Commercial and financial	$6,239	$6,397	$9,402	$3,480	$2,298
Purchased receivables	786	—	—	—	—
Lease financing	408	407	396	415	404

Total U.S.	7,433	6,804	9,798	3,895	2,702
Non-U.S.:
Commercial and financial	471	890	4,420	3,137	1,854
Purchased receivables	1,596	—	—	—	—
Lease financing	1,308	1,437	1,584	1,914	1,926

Total non-U.S.	3,375	2,327	6,004	5,051	3,780

Total loans	$10,808	$9,131	$15,802	$8,946	$6,482

Average loans and lease financing	$9,703	$11,884	$10,753	$7,670	$6,013

U.S. commercial and financial loans at December 31, 2009 and 2008 included approximately $600 million and $800 million, respectively, of commercial real estate loans acquired in 2008 pursuant to indemnified repurchase agreements with an affiliate of Lehman. The loans, which are primarily collateralized by direct and indirect interests in commercial real estate, were recorded at their then current fair value on the date acquired. Fair value represented management’s expectation, as of the date of acquisition, with respect to future collection of principal and interest, using appropriate market discount rates as of the date of acquisition.

As of the date of acquisition, management considered it probable that all contractual payments would not be collected, and accordingly reflected that assumption in the measurement of the loans’ aggregate fair value. Pursuant to current accounting standards, management is required to periodically reassess its cash flow expectations with respect to these loans, and recognize the impact of any changes in expected future cash flows in consolidated results of operations through an adjustment to a valuation allowance and, in some cases, an adjustment to the yield of the loans. If expected future cash flows from these loans are adversely affected by further deterioration of conditions in the commercial real estate markets or by other factors, we could be required to record additional adjustments to the valuation allowance in our consolidated results of operations.

We define past-due loans as loans on which principal or interest payments are over 90 days delinquent, but for which interest continues to be accrued. Although a portion of these commercial real estate loans is 90 days or more contractually past-due, we do not report them as past-due loans, because under current accounting standards, the interest earned on these loans is based on an accretable yield resulting from management’s expectations with respect to the future cash flows for each loan relative to both the timing and collection of principal and interest as of the reporting date, not the loans’ contractual payment terms. These cash flow estimates are updated quarterly to reflect changes in management’s expectations, which consider market conditions.

We generally place loans on non-accrual status once principal or interest payments are 60 days past due, or earlier if management determines that full collection is not probable. Loans 60 days past due, but considered both well-secured and in the process of collection, may be excluded from non-accrual status. For loans placed on non-accrual status, revenue recognition is suspended.

At December 31, 2009, approximately $2.3 million of the aforementioned commercial real estate loans had been placed by management on non-accrual status, as the yield associated with these loans, determined when the loans were acquired, was deemed to be non-accretable. This determination was based on management’s expectations of the future collection of principal and interest from the loans. Future changes in expectations with respect to collection of principal and interest on these loans could result in additional non-accrual loans and provisions for loan losses. There were no non-accrual loans at year-end 2008, 2007, 2006 or 2005.

The aggregate increase in loans and lease financing from 2008 reflected the addition of $2.38 billion of structured asset-backed loans, presented in the preceding table as purchased receivables, in connection with the May 2009 conduit consolidation, partially offset by a decrease in short-duration advances, which result primarily from securities settlement activities of our customers. Such advances included in loans were $2.07 billion and $4.64 billion at December 31, 2009 and 2008, respectively. Average advances were approximately $2.97 billion and $8.00 billion for the years ended December 31, 2009 and 2008, respectively. The lower levels of these advances for 2009 resulted from a decrease in customer demand and not a reduction in credit availability from, or committed lines provided by, State Street. As transaction flows returned to more normalized levels compared to the extraordinarily high levels experienced in 2008, customer demand for such short-term advances declined. These advances do not represent significant credit risk because of their short-term nature, which is generally overnight, the lack of significant concentration, and their occurrence in the normal course of the cash and securities settlement process.

As of December 31, 2009 and 2008, unearned income included in lease financing was $907 million and $1.04 billion for non-U.S. leases, respectively, and $183 million and $199 million for U.S. leases, respectively.

Maturities for loan and lease financing categories were as follows as of December 31, 2009:

	YEARS
(In millions)	Total	Under 1	1 to 5	Over 5
U.S.:
Commercial and financial	$6,239	$5,844	$324	$71
Purchased receivables	786	786	—	—
Lease financing	408	—	—	408

Total U.S.	7,433	6,630	324	479
Non-U.S.:
Commercial and financial	471	471	—	—
Purchased receivables	1,596	1,561	—	35
Lease financing	1,308	—	20	1,288

Total non-U.S.	3,375	2,032	20	1,323

Total	$10,808	$8,662	$344	$1,802

The following table presents the classification of loans and leases due after one year according to sensitivity to changes in interest rates as of December 31, 2009:

(In millions)
Loans and leases with predetermined interest rates	$1,716
Loans and leases with floating or adjustable interest rates	430

Total	$2,146

At December 31, 2009 and 2008, the allowance for loan losses was $79 and $18 million, respectively. Changes in the allowance for loan losses were as follows for the years ended December 31:

(In millions)	2009	2008	2007	2006	2005
U.S.:
Balance at beginning of year	$18	$18	$18	$17	$14
Provision for loan losses	149	—	—	—	—
Loan charge-offs—commercial and financial	(91)	—	—	—	—
Recoveries—commercial and financial	3	—	—	—	—
Reclassification	—	—	—	1	3

Balance at end of year—U.S.	79	18	18	18	17
Non-U.S.:
Balance at beginning of year	—	—	—	1	4
Reclassification	—	—	—	(1)	(3)

Balance at end of year—Non-U.S.	—	—	—	—	1

Total balance at end of year	$79	$18	$18	$18	$18

Of the aggregate provision for loan losses recorded in 2009, $124 million was associated with certain of the commercial real estate loans acquired in 2008 pursuant to indemnification obligations. This portion of the provision was reflective of changes in management’s expectations with respect to future principal and interest cash flows from these loans. The changes in expectations were primarily based on the assessment of the impact of the deteriorating economic conditions in the commercial real estate markets on these loans during 2009. Of the remaining provision of $25 million, $16 million related to the results of the Federal Reserve’s Shared National Credit review. The charge-offs of $91 million in 2009 primarily related to the commercial real estate loans, as management considered certain of these loans no longer collectible.

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

Cross-border outstandings to countries in which we do business which amounted to at least 1% of our consolidated total assets were as follows as of December 31:

(In millions)	2009	2008	2007
United Kingdom	$8,116	$5,836	$5,951
Australia	5,767	2,044	3,567
Canada	2,322	—	4,565
Netherlands	1,783	—	—
Germany	1,623	—	2,944

Total cross-border outstandings	$19,611	$7,880	$17,027

The total cross-border outstandings presented in the table represented 12%, 9% and 12% of our consolidated total assets as of December 31, 2009, 2008 and 2007, respectively. Aggregate cross-border outstandings to countries which totaled between .75% and 1% of our consolidated total assets at December 31, 2009 amounted to $1.26 billion (Italy). Aggregate cross-border outstandings to countries which totaled between .75% and 1% of our consolidated total assets at December 31, 2008 amounted to $3.45 billion (Canada and Germany). There were no cross-border outstandings to countries which totaled between .75% and 1% of our consolidated total assets as of December 31, 2007.

Capital

The management of regulatory and economic capital both involve key metrics evaluated by management to assess whether our actual level of capital is commensurate with our risk profile, is in compliance with all regulatory requirements, and is sufficient to provide us with the financial flexibility to undertake future strategic business initiatives.

Regulatory Capital

Our objective with respect to regulatory capital management is to maintain a strong capital base in order to provide financial flexibility for our business needs, including funding corporate growth and supporting customers’ cash management needs, and to provide protection against loss to depositors and creditors. We strive to maintain an optimal level of capital, commensurate with our risk profile, on which an attractive return to shareholders is expected to be realized over both the short and long term, while protecting our obligations to depositors and creditors and satisfying regulatory capital adequacy requirements. Our capital management process focuses on our risk exposures, our regulatory capital requirements, the evaluations of the major independent credit rating agencies that assign ratings to our public debt and our capital position relative to our peers. Our Capital Committee, working in conjunction with our Asset and Liability Committee, referred to as ALCO, oversees the management of regulatory capital, and is responsible for ensuring capital adequacy with respect to regulatory requirements, internal targets and the expectations of the major independent credit rating agencies.

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

Regulatory capital ratios and related regulatory guidelines for State Street and State Street Bank were as follows as of December 31:

	REGULATORY GUIDELINES		STATE STREET		STATE STREET BANK
	Minimum	Well Capitalized	2009	2008(2)	2009	2008(2)
Regulatory capital ratios:
Tier 1 risk-based capital	4%	6%	17.7%	20.3%	17.3%	19.8%
Total risk-based capital	8	10	19.1	21.6	19.0	21.3
Tier 1 leverage ratio(1)	4	5	8.5	7.8	8.2	7.6

(1)	Regulatory guideline for well capitalized applies only to State Street Bank.

(2)

Tier 1 and total risk-based capital and tier 1 leverage ratios exclude the impact, where applicable, of the asset-backed commercial paper purchased under the Federal Reserve’s AMLF, as permitted by the AMLF’s terms and conditions.

At December 31, 2009, State Street’s and State Street Bank’s tier 1 and total risk-based capital ratios decreased compared to year-end 2008. With respect to State Street, the loss associated with the May 2009 conduit consolidation and the June 2009 redemption of the equity received from the U.S. Treasury in connection with the TARP Capital Purchase Program, partly offset by the aggregate impact of the May 2009 public offering of common stock and 2009 net income before the conduit loss, reduced tier 1 and total risk-based capital. With respect to State Street Bank, the loss associated with the conduit consolidation, partly offset by the impact of 2009 net income before the conduit loss, reduced tier 1 and total risk-based capital.

The impact on the ratios of the decreases in tier 1 and total risk-based capital described above was partly offset by decreases in total risk-weighted assets for both entities, as increases in investment securities from both the conduit consolidation and our investment portfolio re-investment program were more than offset by a reduction in aggregate balance sheet assets, generally due to lower levels of excess liquidity, as noninterest-bearing customer deposits returned to more normal levels during the second half of 2009 as market conditions stabilized. All ratios for State Street and State Street Bank exceeded the regulatory minimum and well-capitalized thresholds.

Capital Purchase Program

In October 2008, in connection with the U.S. Treasury’s capital purchase program, we issued 20,000 shares of our Series B fixed-rate cumulative perpetual preferred stock, $100,000 liquidation preference per share, and a warrant to purchase 5,576,208 shares of our common stock at an exercise price of $53.80 per share, to Treasury, and received aggregate proceeds of $2 billion. The aggregate proceeds were allocated to the preferred stock and the warrant based on their relative fair values on the date of issuance. As a result, approximately $1.88 billion and $121 million, respectively, were allocated to the preferred stock and the warrant. The difference between the initial value of $1.88 billion allocated to the preferred stock and the liquidation amount of $2 billion was intended to be charged to retained earnings and credited to the preferred stock over the period that the preferred stock was outstanding, using the effective yield method.

The preferred shares qualified as tier 1 regulatory capital, and paid cumulative quarterly dividends at a rate of 5% per year. The warrant was immediately exercisable, and originally had a 10-year term. The exercise price of $53.80 per share was based upon the average of the closing prices of our common stock during the 20-trading day period prior to our election to participate in the program.

In June 2009, subsequent to the May 2009 public offering described below under “Common Stock,” we repaid the full amount of Treasury’s $2 billion equity investment by redeeming all of the outstanding shares of the Series B preferred stock at its aggregate liquidation amount plus accrued dividends, or approximately $2 billion. The excess of the aggregate liquidation amount over the then $1.89 billion carrying value of the preferred stock, which totaled approximately $106 million, was prepaid and recorded as a reduction of retained earnings.

In July 2009, we repurchased the common stock warrant, issued to Treasury as part of its overall investment, at its fair value of $60 million. The number of shares underlying the warrant then held by Treasury had been reduced by one-half of the original number of common shares underlying the warrant as a result of the May 2009 public offering described below under “Common Stock.” The repurchase of the warrant reduced shareholders’ equity, because it was recorded as a reduction of surplus.

Common Stock

In May 2009, we completed a public offering of approximately 58.97 million shares of our common stock. The offering price was $39 per share, and aggregate proceeds from the offering, net of underwriting commissions and related offering costs, totaled approximately $2.23 billion. Underwriting commissions totaled approximately $69 million.

In June 2008, we completed a public offering of approximately 40.55 million shares of our common stock. The public offering price was $70 per share, and aggregate proceeds from the offering, net of underwriting commissions and related offering costs, totaled approximately $2.75 billion. Underwriting commissions totaled approximately $85 million. Of the total shares issued, approximately 7.39 million shares were issued out of treasury stock, and the remaining 33.16 million shares were newly issued.

No shares of our common stock were purchased during 2009 under existing Board authorization. As of December 31, 2009, approximately 13.25 million shares remained available for future purchase under the Board authorization. In January 2008, under an existing authorization by our Board of Directors, we purchased

552,000 shares of our common stock, at an average historical cost per share of approximately $75, in connection with a $1 billion accelerated share repurchase program that concluded on January 18, 2008. We generally employ third-party broker/dealers to acquire shares on the open market in connection with our common stock purchase program.

Funds for cash distributions to our shareholders by the parent company are derived from a variety of sources. The level of dividends to shareholders on our common stock, which totaled $20 million ($0.04 per share) in 2009 (compared to $400 million and $0.95 per share in 2008), is reviewed regularly and determined by the Board of Directors considering our liquidity, capital adequacy and recent earnings history and prospects, as well as economic conditions and other factors deemed relevant. During the first quarter of 2009, in light of the continued disruption in the global capital markets experienced since the middle of 2007, and as part of a plan to strengthen our tangible common equity, we announced a reduction of our quarterly dividend on our common stock to $0.01 per share.

Federal and state banking regulations place certain restrictions on dividends paid by subsidiary banks to the parent holding company. In addition, banking regulators have the authority to prohibit bank holding companies from paying dividends if they deem such payment to be an unsafe or unsound practice. Information concerning limitations on dividends from our subsidiary banks is provided in note 15 of the Notes to Consolidated Financial Statements included under Item 8.

Other

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

Basel II comprises a three-pillar framework for addressing capital adequacy—minimum regulatory capital requirements, which incorporate the measurement of credit risk, market risk and operational risk; supervisory review, which addresses the need for a banking organization to assess its capital adequacy position relative to its overall risk profile, including additional risks related to interest rate sensitivity, business model strategies and overall diversification benefits, rather than only with respect to its minimum capital requirements; and market discipline, which imposes more detailed public disclosure requirements on a banking organization intended to allow the assessment of key information about the organization’s risk profile and its associated level of regulatory capital.

In December 2007, U.S. banking regulators jointly issued final rules to implement the Basel II framework in the U.S. Implementation is subject to multi-year transition periods during which floors are established to limit the amounts by which minimum required capital may decrease. The framework does not supersede or change the existing prompt corrective action and leverage capital requirements applicable to banking organizations in the U.S., and explicitly preserves the regulators’ authority to require organizations to hold additional capital where appropriate. Basel II’s global regulatory reach, combined with recent market dynamics affecting a broad spectrum of financial institutions worldwide, make it likely further regulatory changes will be proposed in the future.

State Street has established a comprehensive program to implement the Basel II framework and underlying regulatory requirements within the prescribed time frames. We anticipate adopting the most advanced approaches for assessing our capital adequacy under the requirements.

Economic Capital

We define economic capital as the capital required to protect holders of our senior debt, and obligations higher in priority, against unexpected economic losses over a one-year period at a level consistent with the solvency of a firm with our target “AA” senior debt rating. Economic capital requirements are one of several important measures used by management and the Board to assess the adequacy of our capital levels in relation to State Street’s risk profile. Our Capital Committee is responsible for overseeing our economic capital process.

The framework and methodologies used to quantify economic capital for each of the risk types described below have been developed by our Enterprise Risk Management, Global Treasury and Corporate Finance groups and are designed to be generally consistent with our risk management principles and the new Basel II regulatory capital adequacy framework. This economic capital framework has been approved by senior management and the Risk and Capital Committee of the Board. Due to the evolving nature of quantification techniques, we expect to periodically refine the methodologies, assumptions, and data used to estimate our economic capital requirements, which could result in a different amount of capital needed to support our business activities.

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

Economic capital for each of these five categories is estimated on a stand-alone basis using statistical modeling techniques applied to internally-generated and, in some cases, external data. These individual results are then aggregated at the State Street consolidated level. A capital reduction, or diversification benefit, is then applied to reflect the unlikely event of experiencing an extremely large loss in each risk type at the same time.

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

Sources of liquidity come from two primary areas: access to the global capital markets and liquid assets carried on our consolidated balance sheet. Our ability to source incremental funding at reasonable rates of interest from wholesale investors in the capital markets is the first source of liquidity we would tap to accommodate the uses of liquidity described below. On-balance sheet liquid assets are also an integral component of our liquidity management strategy. These assets provide liquidity through maturities of the assets, but more importantly, they provide us with the ability to raise funds by pledging the securities as collateral for borrowings or through outright sales. Each of these sources of liquidity is used in the management of daily cash needs and in a crisis scenario, in which we would need to accommodate potential large, unexpected demand for funds.

Uses of liquidity result from the following: withdrawals of unsecured customer deposits; draw-downs on unfunded commitments to extend credit or to purchase securities, generally provided through lines of credit; and short-duration advance facilities. Customer deposits are generated largely from our investment servicing activities, and are invested in a combination of term investment securities and short-term money market assets whose mix is determined by the characteristics of the deposits. Most of the customer deposits are payable upon demand or are short-term in nature, which means that withdrawals can potentially occur quickly and in large amounts. Similarly, customers can request disbursement of funds under commitments to extend credit, or can overdraw deposit accounts rapidly and in large volumes. In addition, a large volume of unanticipated funding requirements, such as large draw-downs of existing lines of credit, could require additional liquidity.

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

In managing our liquidity, we have issued term wholesale certificates of deposit and invested those funds in short-term money market assets where they would be available to meet cash needs. This portfolio stood at $5.74 billion at December 31, 2009, compared to $1.93 billion at December 31, 2008. In connection with our management of liquidity where we seek to maintain access to sources of back-up liquidity at reasonable costs, we have participated in the Federal Reserve’s term auction facility, or TAF, which is a secured lending program available to financial institutions. As of December 31, 2009, State Street Bank’s borrowings under the TAF totaled $2.0 billion, compared to $5.0 billion as of December 31, 2008. The highest TAF balances borrowed by State Street Bank during 2009 and 2008 were $10.0 billion and $5.0 billion, respectively. The average borrowings for both years were approximately $4.9 billion and approximately $1.0 billion, respectively.

The higher aggregate certificate of deposit and TAF balances as of December 31, 2009 were attributable to the impact of the May 2009 conduit consolidation. Prior to the consolidation, the conduits funded their asset purchases through the issuance of asset-backed commercial paper. Subsequent to the consolidation, State Street Bank has funded the conduits’ assets with the aforementioned sources, as well as the issuance of conduit asset-backed commercial paper. As of December 31, 2009, asset-backed commercial paper issued to third parties by the conduits totaled approximately $12.07 billion.

While maintenance of our high investment-grade credit rating is of primary importance to our liquidity management program, on-balance sheet liquid assets represent significant liquidity that we can directly control, and provide a source of cash in the form of principal maturities and the ability to borrow from the capital markets using our securities as collateral. Our liquid assets consist primarily of cash balances at central banks in excess of regulatory requirements and other short-term liquid assets, such as federal funds sold and interest-bearing deposits with banks, the latter of which are multicurrency instruments invested with major multinational banks; and high-quality, marketable investment securities not already pledged, which generally are more liquid than other types of assets and can be sold or borrowed against to generate cash quickly. As of December 31, 2009, the value of our liquid assets, as defined, totaled $75.98 billion, compared to $85.81 billion as of December 31, 2008. The decrease was mainly attributable to unusually high 2008 deposit balances, as we experienced a significant increase in customer deposits during the second half of 2008 as the credit markets worsened. As customers accumulated liquidity, they placed cash with us, and these incremental customer deposits remained with State Street Bank at December 31, 2008. During 2009, as markets normalized, deposit levels moderated as customers returned to investing their cash, and our liquid asset levels declined accordingly.

Due to the unusual size and volatile nature of these customer deposits, we maintained approximately $22.45 billion at central banks as of December 31, 2009, in excess of regulatory required minimums. Securities carried at $40.96 billion as of December 31, 2009, compared to $42.74 billion as of December 31, 2008, were designated as pledged for public and trust deposits, borrowed funds and for other purposes as provided by law, and are excluded from the liquid assets calculation, unless pledged to the Federal Reserve Bank of Boston. Liquid assets included securities pledged to the Federal Reserve Bank of Boston to secure State Street Bank’s ability to borrow from their discount window should the need arise. This access to primary credit is an important source of back-up liquidity for State Street Bank. As of December 31, 2009, we had no outstanding primary credit borrowings from the discount window.

Based upon our level of liquid assets and our ability to access the capital markets for additional funding when necessary, including our ability to issue debt and equity securities under our current universal shelf registration, management considers overall liquidity at December 31, 2009 to be sufficient to meet State Street’s current commitments and business needs, including supporting the liquidity of the commercial paper conduits and accommodating the transaction and cash management needs of our customers.

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

The following table presents information about State Street’s and State Street Bank’s credit ratings as of February 22, 2010.

	Standard & Poor’s	Moody’s Investors Service	Fitch	DBRS
State Street Corporation:
Short-term commercial paper	A-1	P-1	F1+	R-1 (middle)
Senior debt	A+	A1	A+	AA (low)
Subordinated debt	A	A2	A	A (low)
Capital securities	BBB+	A2	BBB+	A (high)
State Street Bank:
Short-term deposits	A-1+	P-1	F1+	R-1 (high)
Long-term deposits	AA-	Aa2	AA-	AA
Senior debt	AA-	Aa2	A+	AA
Subordinated debt	A+	Aa3	A	AA (low)
Outlook	Negative	Negative	Stable	Negative

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

We currently maintain a corporate commercial paper program, unrelated to the conduits’ asset-backed commercial paper program, under which we can issue up to $3 billion with original maturities of up to 270 days from the date of issue. At December 31, 2009, we had $2.78 billion of commercial paper outstanding, compared to $2.59 billion at December 31, 2008. Additional information about our corporate commercial paper program is provided in note 8 of the Notes to Consolidated Financial Statements included under Item 8.

In connection with our participation in the FDIC’s Temporary Liquidity Guarantee Program, or TLGP, in which we elected to participate in December 2008, the parent company was eligible to issue up to approximately $1.67 billion of unsecured senior debt during 2009, backed by the full faith and credit of the United States. As of December 31, 2009, the parent company’s outstanding unsecured senior debt issued under the TLGP was $1.5 billion. Additional information with respect to this outstanding debt is provided in note 9 of the Notes to Consolidated Financial Statements included under Item 8. The guarantee of this outstanding debt under the TLGP expires on April 30, 2012, the maturity date of the debt.

State Street Bank currently has Board authority to issue bank notes up to an aggregate of $5 billion, and up to $1 billion of subordinated bank notes. In connection with State Street Bank’s participation in the TLGP, in which State Street Bank elected to participate in December 2008, State Street Bank was eligible to issue up to approximately $2.48 billion of unsecured senior notes during 2009, backed by the full faith and credit of the United States. As of December 31, 2009, State Street Bank’s outstanding unsecured senior notes issued under the TLGP, and pursuant to the aforementioned Board authority, totaled $2.45 billion. Additional information with respect to these outstanding bank notes is provided in note 9 of the Notes to Consolidated Financial Statements included under Item 8. The guarantee of State Street Bank’s outstanding debt under the TLGP expires on the maturity date of each respective debt issuance, as follows—$1 billion on March 15, 2011, and $1.45 billion on September 15, 2011.

State Street Bank currently maintains a line of credit with a financial institution of CAD $800 million, or approximately $761 million as of December 31, 2009, to support its Canadian securities processing operations. The line of credit has no stated termination date and is cancelable by either party with prior notice. As of December 31, 2009, no balance was outstanding on this line of credit.

CONTRACTUAL CASH OBLIGATIONS

	PAYMENTS DUE BY PERIOD
As of December 31, 2009 (In millions)	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
Long-term debt(1)	$10,981	$529	$4,561	$797	$5,094
Operating leases	1,033	229	342	240	222
Capital lease obligations	1,151	74	147	145	785

Total contractual cash obligations	$13,165	$832	$5,050	$1,182	$6,101

(1)

Long-term debt excludes capital lease obligations (reported as a separate line item) and the effect of interest-rate swaps. Interest payments were calculated at the stated rate with the exception of floating-rate debt, for which payments were calculated using the indexed rate in effect on December 31, 2009.

The obligations presented in the table above are recorded in our consolidated statement of condition at December 31, 2009, except for interest on long-term debt. The table does not include obligations which will be settled in cash, primarily in less than one year, such as deposits, federal funds purchased, securities sold under repurchase agreements and other short-term borrowings. Additional information about deposits, federal funds purchased, securities sold under repurchase agreements and other short-term borrowings is provided in notes 7 and 8 of the Notes to Consolidated Financial Statements included under Item 8.

The table does not include obligations related to derivative instruments, because the amounts included in our consolidated statement of condition at December 31, 2009 related to derivatives do not represent the amounts that may ultimately be paid under the contracts upon settlement. Additional information about derivative contracts is provided in note 16 of the Notes to Consolidated Financial Statements included under Item 8. We have obligations under pension and other post-retirement benefit plans, more fully described in note 18 of the Notes to Consolidated Financial Statements included under Item 8, which are not included in the above table.

Additional information about contractual cash obligations related to long-term debt and operating and capital leases is provided in notes 9 and 19 of the Notes to Consolidated Financial Statements included under Item 8. The consolidated statement of cash flows, also included under Item 8, provides additional liquidity information.

OTHER COMMERCIAL COMMITMENTS

	DURATION OF COMMITMENT
As of December 31, 2009 (In millions)	Total amounts committed(1)	Less than 1 year	1-3 years	4-5 years	Over 5 years
Indemnified securities financing	$365,251	$365,251
Asset purchase agreements	7,819	3,597	$2,516	$1,658	$48
Unfunded commitments to extend credit	18,046	14,633	3,204	184	25
Standby letters of credit	4,390	1,365	2,688	228	109
Purchase obligations(2)	92	34	23	18	17

Total commercial commitments	$395,598	$384,880	$8,431	$2,088	$199

(1)	Total amounts committed are reported net of participations to independent third parties.
(2)

Amounts represent obligations pursuant to legally binding agreements, where we have agreed to purchase products or services with a specific minimum quantity defined at a fixed, minimum or variable price over a specified period of time.

Additional information about commitments is provided in note 10 of the Notes to Consolidated Financial Statements included under Item 8.

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

We have a disciplined approach to risk management that involves all levels of management. The Board provides extensive review and oversight of our overall risk management programs, including the approval of key risk management policies and the periodic review of State Street’s key risk indicators. These indicators are designed to identify major business activities of State Street with significant risk content, and to establish quantifiable thresholds for risk measurement. Key risk indicators are reported regularly to the Risk and Capital Committee of the Board and are reviewed periodically for appropriateness. Modifications to the indicators are made to reflect changes in our business activities or refinements to existing measurements. Enterprise Risk Management, or ERM, a dedicated corporate group, provides oversight, support and coordination across business units and is responsible for the formulation and maintenance of enterprise-wide risk management policies and guidelines. In addition, ERM establishes and reviews approved limits, and with business line management, monitors key risks. The Chief Risk Officer meets regularly with the Board or a Board committee, as appropriate, and has the authority to escalate issues as necessary.

The execution of duties in the management of people, products, business operations and processes is the responsibility of business unit managers. The function of risk management is designing, orchestrating and directing the implementation of risk management programs and processes consistent with corporate and regulatory standards. Accordingly, risk management is a shared responsibility between ERM and the business lines and requires joint efforts in goal setting, program design and implementation, resource management, and performance evaluation between business and functional units.

Responsibility for risk management is overseen by a series of management committees. The Major Risk Committee, or MRC, is responsible for the formulation and recommendation of policies, and the approval of guidelines and programs governing the identification, analysis, measurement and control of material risks across State Street. Chaired by the Chief Risk Officer, the MRC focuses on the review of business activities with significant risk content and the assessment of risk management programs and initiatives. Our Capital Committee, chaired by our Chief Financial Officer, oversees the management of our regulatory and economic capital, the determination of the framework for capital allocation and strategies for capital structure and debt and equity issuances. ALCO, chaired by the Treasurer, oversees the management of our consolidated balance sheet, including management of our global liquidity and interest-rate risk positions. The Fiduciary Review Committee reviews the criteria for the acceptance of fiduciary duties, and assists our business lines with their fiduciary responsibilities executed on behalf of customers. The Credit Committee, chaired within ERM, acts as the credit policy committee for State Street. The Operational Risk Committee, chaired by the Chief Risk Officer, provides cross-business oversight of operational risk to identify, measure, manage and control operational risk in an effective and consistent manner across State Street. The Model Assessment Committee, chaired within ERM, provides recommendations concerning technical modeling issues and independently validates qualifying financial models utilized by our businesses. Several other committees with specialized risk management functions report to the MRC.

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

As part of our trading activities, we assume positions in the foreign exchange and interest-rate markets by buying and selling cash instruments and using derivatives, including foreign exchange forward contracts, foreign exchange and interest-rate options and interest-rate swaps. As of December 31, 2009, the aggregate notional amount of these derivatives was $588.86 billion, of which $565.66 billion were foreign exchange forward and spot contracts. In the aggregate, long and short foreign exchange forward positions are closely matched to minimize currency and interest-rate risk. All foreign exchange contracts are valued daily at current market rates. Additional information about trading derivatives is provided in note 16 of the Notes to Consolidated Financial Statements included under Item 8.

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

The following table presents VaR with respect to our trading activities, for trading positions held during the periods indicated, as measured by our VaR methodology. The generally lower total VaR amounts compared to component VaR amounts primarily relate to diversification benefits across risk types. Amounts presented for 2008 have been restated to conform to current-year methodology.

VALUE-AT-RISK

	2009			2008
Years ended December 31, (In millions)	Annual Average	Maximum	Minimum	Annual Average	Maximum	Minimum
Foreign exchange rates	$3.1	$9.7	$0.5	$1.8	$4.7	$0.3
Interest-rates	1.8	4.1	0.6	1.1	2.4	0.6
Total VaR for trading assets	3.7	9.2	1.2	2.3	5.0	1.1

We back-test the estimated one-day VaR on a daily basis. This information is reviewed and used to confirm that all relevant trading positions are properly modeled. For the years ended December 31, 2009 and 2008, we did not experience any actual trading losses in excess of our end-of-day VaR estimate.

During 2009, our VaR measurement methodology was extended to measure VaR associated with certain assets classified as trading account assets in our consolidated balance sheet. These assets are not held in connection with typical trading activities, and thus are not reflected in the foregoing VaR table. In the table below, the VaR associated with these investments is reported as “VaR for non-trading assets.” “Total regulatory VaR” is calculated as the sum of the VaR for trading assets and the VaR for non-trading assets, with no diversification benefits recognized. The average, maximum and minimum amounts are calculated for each line item separately.

Total Regulatory VALUE-AT-RISK

	2009			2008
Years ended December 31, (In millions)	Annual Average	Maximum	Minimum	Annual Average	Maximum	Minimum
VaR for trading assets	$3.7	$9.2	$1.2	$2.3	$5.0	$1.1
VaR for non-trading assets	2.1	3.2	1.6	nm	nm	nm
Total regulatory VaR	4.8	10.4	1.2	2.3	5.0	1.1

nm–not measured for the period.

Asset and Liability Management Activities

The primary objective of asset and liability management is to provide sustainable and growing net interest revenue, or NIR, under varying economic environments, while protecting the economic values of our balance sheet assets and liabilities from the adverse effects of changes in interest rates. Most of our NIR is earned from the investment of deposits generated by our Investment Servicing and Investment Management businesses. We structure our balance sheet assets to generally conform to the characteristics of our balance sheet liabilities, but we manage our overall interest-rate risk position in the context of current and anticipated market conditions and within internally-approved risk guidelines.

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

Our investment activities and our use of derivative financial instruments are the primary tools used in managing interest-rate risk. We invest in financial instruments with currency, repricing, and maturity characteristics we consider appropriate to manage our overall interest-rate risk position. In addition to on-balance sheet assets, we use certain derivatives, primarily interest-rate swaps, to alter the interest-rate characteristics of specific balance sheet assets or liabilities. The use of derivatives is subject to ALCO-approved guidelines. Additional information about our use of derivatives is provided in note 16 of the Notes to Consolidated Financial Statements included under Item 8.

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

The following table presents the estimated exposure of NIR for the next twelve months, calculated as of December 31, 2009 and 2008, due to an immediate ±100 basis point shift in then-current interest rates. Estimated incremental exposures presented below are dependent on management’s assumptions about asset and liability sensitivities under various interest-rate scenarios, such as those previously discussed, and do not reflect any actions management may undertake in order to mitigate some of the adverse effects of interest-rate changes on State Street’s financial performance.

NIR-AT-RISK

	Estimated Exposure to Net Interest Revenue
(In millions)	2009	2008
Rate change:
+100 bps shock	$(165)	$7
-100 bps shock	(330)	(439)
+100 bps ramp	(128)	(29)
-100 bps ramp	(112)	(166)

The more significant NIR sensitivity over the next 12 months for an upward-100-bp shock at December 31, 2009 compared to December 31, 2008 was primarily the result of expected purchases of fixed-rate investment securities associated with the aforementioned proposed acquisition of Intesa Sanpaola and the expected addition of fixed-to-floating interest-rate swaps to hedge long-term debt. NIR sensitivity to a downward-100-bp shock became less sensitive at December 31, 2009 compared to December 31, 2008. Contributing factors included growth in average noninterest-bearing deposits and less responsiveness in non-U.S. deposit yields to a downward rate shock.

The year-over-year changes in NIR-at-risk exposure to upward-100-bp and downward-100-bp ramps were directionally the same as for the shocks, although the change was less pronounced, due to the gradual shift in market rates inherent in the ramp scenarios.

Other important factors that impact the levels of NIR are balance sheet size and mix; interest-rate spreads; the slope and interest-rate level of U.S. dollar and non-U.S. dollar yield curves and the relationship between them; the pace of change in market interest rates; and management actions taken in response to the preceding conditions.

The following table presents estimated EVE exposures, calculated as of December 31, 2009 and December 31, 2008, assuming an immediate and prolonged shift in interest rates, the impact of which would be spread over a number of years.

ECONOMIC VALUE OF EQUITY

	Estimated Exposure to Economic Value of Equity
(In millions)	2009	2008
Rate change:
+200 bps shock	$(1,205)	$(1,873)
- 200 bps shock	(434)	(740)

The change in EVE sensitivity for an upward-200-bp shock at December 31, 2009 compared to December 31, 2008 was mainly attributable to maturities and sales of fixed-rate investment securities coupled with our re-investment in floating-rate investment securities, which reduced overall portfolio duration. With respect to the change in EVE sensitivity for a downward-200-bp shock at December 31, 2008 compared to December 31, 2009, deposit yields and short-term market interest rates moved lower during 2009, preventing the effect of the shock from fully occurring, and limiting the benefit of lower rates on the estimated fair value of customer deposits.

Credit Risk

Credit and counterparty risk is defined as the risk of financial loss if a borrower or counterparty is either unable or unwilling to repay borrowings or settle a transaction in accordance with contractual terms. We assume credit and counterparty risk on both our on- and off-balance sheet exposures. The extension of credit and the acceptance of counterparty risk by State Street are governed by corporate guidelines based on the prospective customer’s risk profile, the markets served, counterparty and country concentrations, and regulatory compliance. Our focus on large institutional investors and their businesses requires that we assume concentrated credit risk for a variety of products and durations. We maintain comprehensive guidelines and procedures to monitor and manage all aspects of credit and counterparty risk that we undertake. Counterparties are evaluated on an individual basis at least annually, while significant exposures to counterparties are reviewed daily. Processes for credit approval and monitoring are in place for all credit extensions. As part of the approval and renewal process, due diligence is conducted based on the size and term of the exposure, as well as the creditworthiness of the counterparty. At any point in time, having one or more counterparties to which our exposure exceeds 10% of our consolidated total shareholders’ equity, exclusive of unrealized gains or losses, is not unusual. Exposure to these entities are aggregated and evaluated by ERM.

We provide, on a limited basis, traditional loan products and services to key customers and prospects in a manner that is intended to enhance customer relationships, increase profitability and manage risk. We employ a relationship model in which credit decisions are based upon credit quality and the overall institutional relationship.

An allowance for loan losses is maintained to absorb probable credit losses in the loan and lease portfolio that can be estimated, and is reviewed regularly by management for adequacy. An internal rating system is used to assess potential risk of loss. State Street’s risk-rating process incorporates the use of risk rating tools in conjunction with management’s judgment. Qualitative and quantitative inputs are captured in a transparent and replicable manner, and following a formal review and approval process, an internal credit rating based on State Street’s credit scale is assigned. The provision for loan losses is a charge to current earnings to maintain the overall allowance for loan losses at a level considered adequate relative to the level of credit risk in the loan and lease portfolio. Information about provisions for loan losses is included in the “Provision for Loan Losses” section of this Management’s Discussion and Analysis.

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

We also provide customers with off-balance sheet liquidity and credit enhancement facilities in the form of letters and lines of credit. These exposures are subject to an initial credit analysis, with detailed approval and review processes. These facilities are also actively monitored and reviewed annually. We maintain a separate reserve for probable credit losses related to certain of these off-balance sheet activities. Management reviews the adequacy of this reserve on a regular basis.

On behalf of our customers, we lend their securities to creditworthy banks, broker/dealers and other institutions. In most circumstances, we indemnify our customers for the fair market value of those securities against a failure of the borrower to return such securities. Though these transactions are collateralized, the substantial volume of these activities necessitates detailed credit-based underwriting and monitoring processes. The aggregate amount of indemnified securities on loan totaled $365.25 billion at December 31, 2009, and $324.59 billion at December 31, 2008. We require the borrowers to provide collateral in an amount equal to or in excess of 100% of the fair market value of the securities borrowed. Collateral received in connection with our securities lending services is held by us as agent and is not recorded in our consolidated statement of condition. The securities on loan and the collateral are revalued daily to determine if additional collateral is necessary. We held, as agent, cash and securities totaling $375.92 billion and $333.07 billion as collateral for indemnified securities on loan at December 31, 2009 and 2008, respectively.

The collateral held by us is invested on behalf of our customers. In certain cases, the collateral is invested in third-party repurchase agreements, for which we indemnify the customer against loss of the principal invested. We require the repurchase agreement counterparty to provide collateral in an amount equal to or in excess of 100% of the amount of the repurchase agreement. The indemnified repurchase agreements and the related collateral are not recorded in our consolidated statement of condition. Of the collateral of $375.92 billion at December 31, 2009 and $333.07 billion at December 31, 2008 referenced above, $77.73 billion at December 31, 2009 and $68.37 billion at December 31, 2008 was invested in indemnified repurchase agreements. We held, as agent, $82.62 billion and $71.87 billion as collateral for indemnified investments in repurchase agreements at December 31, 2009 and December 31, 2008, respectively.

Investments in debt and equity securities, including investments in affiliates, are monitored regularly by Corporate Finance and ERM. Procedures are in place for assessing impaired securities, as discussed in notes 1 and 3 of the Notes to Consolidated Financial Statements included under Item 8.

Operational Risk

We define operational risk as the potential for loss resulting from inadequate or failed internal processes, people and systems, or from external events. As a leading provider of services to institutional investors, we provide a broad array of services, including research, investment management, trading services and investment servicing, that give rise to operational risk. Consequently, active management of operational risk is an integral component of all aspects of our business. Our Operational Risk Policy Statement defines operational risk and details roles and responsibilities for managing operational risk. The Policy Statement is reinforced by the Operational Risk Guidelines, which codify our approach to operational risk. The Guidelines document our practices and provide a mandate within which programs, processes, and regulatory elements are implemented to ensure that operational risk is identified, measured, managed and controlled in a consistent manner across State Street. Responsibility for the management of operational risk lies with every individual at State Street.

We maintain an operational risk governance structure designed to ensure that responsibilities are clearly defined and to provide independent oversight of operational risk management. The Risk and Capital Committee of the Board sets operational risk policy and oversees implementation of the operational risk framework. ERM develops corporate programs to manage operational risk and oversees the overall operational risk program. Business units take responsibility for their own operational risk and periodically review the status of the business controls, which are designed to provide a sound operational environment. The business units also identify, manage, and report on operational risk. The MRC and the Operational Risk Committee review operational risk related information and policies, provide oversight of the operational risk program, and escalate operational risk issues of note to the Risk and Capital Committee. Corporate Audit performs independent reviews of the application of operational risk management practices and methodologies and reports to the Examining and Audit Committee of the Board.

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

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of our business, we utilize three types of special purpose entities, referred to as SPEs. One type of SPE is utilized in connection with our involvement as collateral manager with respect to managed investment vehicles. Since we have determined that we are not the primary beneficiary of these managed investment vehicles under current accounting standards, we do not record these vehicles in our consolidated financial statements. A second type of SPE is utilized in connection with our asset-backed commercial paper program, under which conduits administered by us sell commercial paper to our institutional customers, primarily mutual fund customers, as short-term investments. In May 2009, as a result of actions we elected to take, we determined that we were the primary beneficiary of these conduits under current accounting standards, and were required by these standards to consolidate them into our consolidated financial statements. A third type of SPE is utilized in connection with our tax-exempt investment program, under which partnership trusts structure and sell certificated interests in pools of tax-exempt investment-grade assets to our mutual fund customers. These trusts are recorded in our consolidated financial statements, since we treat the underlying transactions as secured borrowings, not as sales.

Additional information about the activities of the above-described SPEs, including information with respect to the consolidation of the conduits, is provided in note 11 of the Notes to Consolidated Financial Statements included under Item 8.

In the normal course of our business, we hold assets under custody and administration and assets under management in a custodial or fiduciary capacity for our customers, and, in accordance with GAAP, we do not record these assets in our consolidated statement of condition. Similarly, collateral funds associated with our securities finance activities are held by us as agent; therefore, we do not record these assets in our consolidated statement of condition. Additional information about these off-balance sheet activities is provided in note 10 of the Notes to Consolidated Financial Statements included under Item 8.

In the normal course of our business, we utilize derivative financial instruments to support our customers’ needs, to conduct our trading activities and to manage our interest-rate and foreign currency risk. Additional information about our use of derivative instruments is provided in note 16 of the Notes to Consolidated Financial Statements included under Item 8.

RECENT ACCOUNTING DEVELOPMENTS

Information with respect to recent accounting developments is provided in note 1 of the Notes to Consolidated Financial Statements included under Item 8.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth in the “Market Risk” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, included under Item 7, is incorporated by reference herein.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Additional information about restrictions on the transfer of funds from State Street Bank to the parent company is included under Item 5, and in the “Financial Condition—Capital” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included under Item 7.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE SHAREHOLDERS AND BOARD OF DIRECTORS OF

STATE STREET CORPORATION

We have audited the accompanying consolidated statement of condition of State Street Corporation as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of State Street Corporation at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), State Street Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2010 expressed an unqualified opinion thereon.

Boston, Massachusetts

February 22, 2010

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statement of Income

Years ended December 31,	2009	2008	2007
(Dollars in millions, except per share amounts)
Fee revenue:
Servicing fees	$3,276	$3,745	$3,388
Management fees	824	1,028	1,141
Trading services	1,094	1,467	1,152
Securities finance	570	1,230	681
Processing fees and other	171	277	271

Total fee revenue	5,935	7,747	6,633
Net interest revenue:
Interest revenue	3,286	4,879	5,212
Interest expense	722	2,229	3,482

Net interest revenue	2,564	2,650	1,730
Gains (Losses) related to investment securities, net:
Net gains from sales of available-for-sale securities	368	68	7
Losses from other-than-temporary impairment	(1,155)	(122)	(34)
Losses not related to credit	928	—	—

Gains (Losses) related to investment securities, net	141	(54)	(27)
Gain on sale of CitiStreet interest, net of exit and other associated costs	—	350	—

Total revenue	8,640	10,693	8,336
Provision for loan losses	149	—	—
Expenses:
Salaries and employee benefits	3,037	3,842	3,256
Information systems and communications	656	633	546
Transaction processing services	583	644	619
Occupancy	475	465	408
Provision for legal exposure	250	—	600
Provision for investment account infusion	—	450	—
Restructuring charges	—	306	—
Merger and integration costs	49	115	198
Professional services	264	360	236
Amortization of other intangible assets	136	144	92
Other	516	892	478

Total expenses	5,966	7,851	6,433

Income before income tax expense and extraordinary loss	2,525	2,842	1,903
Income tax expense	722	1,031	642

Income before extraordinary loss	1,803	1,811	1,261
Extraordinary loss, net of taxes	(3,684)	—	—

Net income (loss)	$(1,881)	$1,811	$1,261

Net income before extraordinary loss available to common shareholders	$1,640	$1,789	$1,261

Net income (loss) available to common shareholders	$(2,044)	$1,789	$1,261

Earnings per common share before extraordinary loss:
Basic	$3.50	$4.32	$3.49
Diluted	3.46	4.30	3.45
Earnings (Loss) per common share:
Basic	$(4.32)	$4.32	$3.49
Diluted	(4.31)	4.30	3.45
Average common shares outstanding (in thousands):
Basic	470,602	413,182	360,675
Diluted	474,003	416,100	365,488

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statement of Condition

As of December 31,	2009	2008
(Dollars in millions, except per share amounts)
Assets
Cash and due from banks	$2,641	$3,181
Interest-bearing deposits with banks	26,632	55,733
Securities purchased under resale agreements	2,387	1,635
Trading account assets	148	815
Investment securities available for sale	72,699	54,163
Investment securities held to maturity purchased under money market liquidity facility (fair value of $6,100 in 2008)	—	6,087
Investment securities held to maturity (fair value of $20,928 and $14,311)	20,877	15,767
Loans and leases (less allowance for losses of $79 and $18)	10,729	9,113
Premises and equipment (net of accumulated depreciation of $3,046 and $2,758)	1,953	2,011
Accrued income receivable	1,497	1,738
Goodwill	4,550	4,527
Other intangible assets	1,810	1,851
Other assets	12,023	17,010

Total assets	$157,946	$173,631

Liabilities
Deposits:
Noninterest-bearing	$11,969	$32,785
Interest-bearing—U.S.	5,956	4,558
Interest-bearing—Non-U.S.	72,137	74,882

Total deposits	90,062	112,225
Securities sold under repurchase agreements	10,542	11,154
Federal funds purchased	4,532	1,082
Short-term borrowings under money market liquidity facility	—	6,042
Other short-term borrowings	20,200	11,555
Accrued expenses and other liabilities	9,281	14,380
Long-term debt	8,838	4,419

Total liabilities	143,455	160,857
Commitments and contingencies (note 10)
Shareholders’ equity
Preferred stock, no par: 3,500,000 shares authorized; 20,000 shares issued and outstanding in 2008	—	1,883
Common stock, $1 par: 750,000,000 shares authorized; 495,365,571 and 431,976,032 shares issued	495	432
Surplus	9,180	6,992
Retained earnings	7,071	9,135
Accumulated other comprehensive loss	(2,238)	(5,650)
Treasury stock, at cost (431,832 and 418,354 shares)	(17)	(18)

Total shareholders’ equity	14,491	12,774

Total liabilities and shareholders’ equity	$157,946	$173,631

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statement of Changes in Shareholders’ Equity

(Dollars in millions, except per share amounts, shares in thousands)	PREFERRED STOCK	COMMON STOCK		Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	TREASURY STOCK
		Shares	Amount				Shares	Amount	Total
Balance at December 31, 2006		337,126	$337	$399	$7,030	$(224)	4,688	$(290)	$7,252
Adjustment for effect of applying provisions of FASB Staff Position No. FAS 13-2					(226)				(226)

Adjusted balance at January 1, 2007		337,126	337	399	6,804	(224)	4,688	(290)	7,026
Comprehensive income:
Net income					1,261				1,261
Change in net unrealized gains/losses on available-for-sale securities, net of related taxes of $(276) and reclassification adjustment						(451)			(451)
Change in net unrealized gains/losses on fair value hedges of available-for-sale securities, net of related taxes of $(37)						(55)			(55)
Foreign currency translation, net of related taxes of $62						134			134
Change in unrealized gains/losses on cash flow hedges, net of related taxes of $(7)						(11)			(11)
Change in unrealized gains/losses on hedges of net investments in non-U.S. subsidiaries, net of related taxes of $(4)						(8)			(8)
Change in minimum pension liability, net of related taxes of $28						40			40

Total comprehensive income					1,261	(351)			910
Cash dividends declared—$.88 per share					(320)				(320)
Common stock acquired ($75 per share)							13,369	(1,002)	(1,002)
Common stock awards and options exercised, including tax benefit of $52		401	—	65			(5,975)	393	458
Common stock issued in connection with acquisition		60,839	61	4,166					4,227

Balance at December 31, 2007		398,366	398	4,630	7,745	(575)	12,082	(899)	11,299
Comprehensive income:
Net income					1,811				1,811
Change in net unrealized gains/losses on available-for-sale securities, net of related taxes of $(2,866) and reclassification adjustment						(4,527)			(4,527)
Change in net unrealized gains/losses on fair value hedges of available-for-sale securities, net of related taxes of $(116)						(187)			(187)
Foreign currency translation, net of related taxes of $(91)						(263)			(263)
Change in unrealized gains/losses on cash flow hedges, net of related taxes of $(10)						(16)			(16)
Change in unrealized gains/losses on hedges of net investments in non-U.S. subsidiaries, net of related taxes						1			1
Change in minimum pension liability, net of related taxes of $(48)						(83)			(83)

Total comprehensive income					1,811	(5,075)			(3,264)
Preferred stock and common stock warrant issued under TARP	$1,879			121					2,000
Cash dividends:
Common stock—$.95 per share					(400)				(400)
Preferred stock					(18)				(18)
Accretion of preferred stock discount	4				(4)				—
Common stock acquired ($75 per share)							552		—
Common stock issued in public offering		33,156	34	2,181			(7,391)	538	2,753
Contract payments to State Street Capital Trust III				(36)					(36)
Common stock awards and options exercised, including tax benefit of $52		454	—	96	1		(4,825)	343	440

Balance at December 31, 2008	1,883	431,976	432	6,992	9,135	(5,650)	418	(18)	12,774
Comprehensive income:
Net loss					(1,881)				(1,881)
Change in net unrealized loss on available-for-sale securities, net of reclassification adjustment and losses from other-than-temporary impairment related to factors other than credit, net of related taxes of $2,158						3,410			3,410
Change in net unrealized loss on fair value hedges of available –for-sale securities, net of related taxes of $82						129			129
Losses from other-than-temporary impairment on held-to-maturity securities related to factors other than credit, net of related taxes of $(237)						(387)			(387)
Foreign currency translation, net of related taxes of $(96)						213			213
Change in net unrealized losses on cash flow hedges, net of related taxes of $7						10			10
Change in minimum pension liability, net of related taxes of $23						37			37

Total comprehensive income					(1,881)	3,412			1,531
Cash dividends:
Common stock—$.04 per share					(20)				(20)
Preferred stock					(46)				(46)
Accretion of preferred stock discount	11				(11)				—
Prepayment of preferred stock discount	106				(106)				—
Common stock issued in public offering		58,974	59	2,172					2,231
Redemption of TARP preferred stock investment	(2,000)								(2,000)
Repurchase of TARP common stock warrant				(60)					(60)
Common stock awards and options exercised, including related taxes of $(52)		4,416	4	76					80
Other							14	1	1

Balance at December 31, 2009	$—	495,366	$495	$9,180	$7,071	$(2,238)	432	$(17)	$14,491

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statement of Cash Flows

Years ended December 31,	2009	2008	2007
(In millions)
Operating Activities:
Net income (loss)	$(1,881)	$1,811	$1,261
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash adjustments for depreciation, amortization, accretion and deferred income tax expense (benefit)	(2,284)	(282)	130
Extraordinary loss	6,096	—	—
(Gains) Losses related to investment securities, net	(141)	54	27
Change in trading account assets, net	366	(689)	195
Other, net	(6,425)	(2,850)	1,326

Net cash (used in) provided by operating activities	(4,269)	(1,956)	2,939

Investing Activities:
Net (increase) decrease in interest-bearing deposits with banks	29,222	(49,462)	(799)
Net (increase) decrease in federal funds sold and securities purchased under resale agreements	(752)	22,038	(2,832)
Proceeds from sales of available-for-sale securities	8,274	5,408	4,731
Proceeds from maturities of available-for-sale securities	43,995	32,291	21,750
Purchases of available-for-sale securities	(58,780)	(41,044)	(27,578)
Net decrease (increase) in securities related to AMLF	6,111	(5,818)	—
Proceeds from maturities of held-to-maturity securities	4,498	1,766	859
Purchases of held-to-maturity securities	(1,600)	(1,062)	(539)
Net (increase) decrease in loans	800	6,532	(6,226)
Proceeds from sale of joint venture investment	—	464	—
Business acquisitions, net of cash acquired	—	(38)	(647)
Purchases of equity investments and other long-term assets	(241)	(242)	(192)
Purchases of premises and equipment	(325)	(681)	(476)
Other, net	430	278	95

Net cash (used in) provided by investing activities	31,632	(29,570)	(11,854)

Financing Activities:
Net increase (decrease) in time deposits	1,267	(13,988)	4,158
Net increase (decrease) in all other deposits	(23,408)	30,416	14,617
Net increase (decrease) in short-term borrowings related to AMLF	(6,042)	6,139	—
Net increase (decrease) in short-term borrowings	(4,163)	3,163	(7,794)
Proceeds from issuance of long-term debt, net of issuance costs	4,435	493	1,488
Payments for long-term debt and obligations under capital leases	(29)	(44)	(533)
Proceeds from public offering of common stock, net of issuance costs	2,231	2,251	—
Proceeds from issuance of TARP preferred stock	—	1,879	—
Proceeds from issuance of warrant to purchase common stock	—	121	—
Purchases of common stock	—	—	(1,002)
Redemption of TARP preferred stock investment	(2,000)	—	—
Repurchase of TARP common stock warrant	(60)	—	—
Proceeds from issuance of common stock for stock awards and options exercised	34	12	—
Proceeds from issuances of treasury stock	—	623	185
Payments for cash dividends	(168)	(399)	(301)

Net cash (used in) provided by financing activities	(27,903)	30,666	10,818

Net increase (decrease)	(540)	(860)	1,903
Cash and due from banks at beginning of year	3,181	4,041	2,138

Cash and due from banks at end of year	$2,641	$3,181	$4,041

Supplemental disclosure:
Interest paid	$722	$2,302	$3,403
Income taxes paid	884	1,118	593
Non-cash acquisitions of investment securities	14,111	—	—
Non-cash acquisitions of loans	2,510	—	—
Non-cash investments in premises and equipment and capital leases	126	48	194
Non-cash additions of short-term borrowings	20,919	—	—

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1.    Summary of Significant Accounting Policies

The accounting and financial reporting policies of State Street Corporation conform to accounting principles generally accepted in the United States of America, referred to as GAAP. State Street Corporation, the parent company, is a financial holding company headquartered in Boston, Massachusetts. Unless otherwise indicated or unless the context requires otherwise, all references in these Notes to Consolidated Financial Statements to “State Street,” “we,” “us,” “our” or similar references mean State Street Corporation and its subsidiaries on a consolidated basis. Our principal banking subsidiary, State Street Bank and Trust Company, is referred to as State Street Bank. We have two lines of business:

•

Investment Servicing provides services for U.S. mutual funds, collective investment funds and other investment pools, corporate and public retirement plans, insurance companies, foundations and endowments worldwide. Products include custody, product- and participant-level accounting; daily pricing and administration; master trust and master custody; recordkeeping; foreign exchange, brokerage and other trading services; securities finance; deposit and short-term investment facilities; loans and lease financing; investment manager and alternative investment manager operations outsourcing; and performance, risk and compliance analytics to support institutional investors.

•

Investment Management offers a broad array of services for managing financial assets, including investment management and investment research services, primarily for institutional investors worldwide. These services include passive and active U.S. and non-U.S. equity and fixed-income strategies, and other related services, such as securities finance.

The preparation of consolidated financial statements requires management to make estimates and assumptions in the application of certain of our accounting policies that materially affect the reported amounts of assets, liabilities, revenue and expenses. As a result of unanticipated events or circumstances, actual results could differ from those estimates. Events occurring subsequent to the date of our consolidated statement of condition were evaluated for potential recognition or disclosure in our consolidated financial statements through February 22, 2010, the date we filed this Form 10-K with the SEC.

The following is a summary of our significant accounting policies.

Basis of Presentation:

Our consolidated financial statements include the accounts of the parent company and its majority- and wholly-owned subsidiaries, including State Street Bank, as well as the four asset-backed commercial paper conduits which we consolidated in May 2009 and the partnership trusts utilized in connection with our tax-exempt investment program. All material inter-company transactions and balances have been eliminated. Certain previously reported amounts have been reclassified to conform to current year presentation.

We consolidate subsidiaries in which we hold a majority of the voting rights or exercise control. Investments in unconsolidated subsidiaries, recorded in other assets, are generally accounted for using the equity method of accounting if we have the ability to exercise significant influence over the operations of the investee. For investments accounted for under the equity method, our share of income or loss is recorded in processing fees and other revenue in our consolidated statement of income. Investments not meeting the criteria for equity method treatment are accounted for using the cost method of accounting.

Foreign Currency Translation:

The assets and liabilities of our operations with functional currencies other than the U.S. dollar are translated at month-end exchange rates, and revenue and expenses are translated at rates that approximate average monthly exchange rates. Gains or losses from the translation of the net assets of subsidiaries with functional currencies other than the U.S. dollar, net of related taxes, are recorded in accumulated other comprehensive income, a component of shareholders’ equity in our consolidated statement of condition.

Cash and Cash Equivalents:

For purposes of the consolidated statement of cash flows, we have defined cash and cash equivalents as cash and due from banks.

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

Trading account assets are debt and equity securities purchased in connection with our trading activities and, as such, are expected to be sold in the near term. Our trading activities typically involve active and frequent buying and selling with the objective of generating profits on short-term movements. Securities available for sale are those that we intend to hold for an indefinite period of time. Available-for-sale securities include securities utilized as part of our asset and liability management activities that may be sold in response to changes in interest rates, pre-payment risk, liquidity needs or other similar factors. Securities held to maturity are debt securities that management has the intent and the ability to hold to maturity.

Trading account assets are carried at fair value. Both realized and unrealized gains and losses on trading account assets are recorded in trading services revenue in our consolidated statement of income. Debt and marketable equity securities classified as available for sale are carried at fair value, and after-tax net unrealized gains and losses are recorded in accumulated other comprehensive income. Gains or losses realized on sales of available-for-sale securities are computed using the specific identification method and are recorded in gains (losses) related to investment securities, net, in our consolidated statement of income. Securities held to maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts.

Management reviews the fair values of investment securities at least quarterly, and evaluates individual securities for impairment that may be deemed to be other than temporary. For impaired securities that we plan to sell, or when it is more likely than not that we will be forced to sell, the security, the impairment is deemed to be other than temporary. Otherwise, management determines whether or not it expects to recover the entire amortized cost basis of the security, primarily by comparing the present value of expected future principal, interest and other contractual cash flows to the amortized cost basis. When management concludes that other-than-temporary impairment exists, the impairment is separated into the amount related to credit losses and the amount related to factors other than credit. The amount related to credit losses is recognized in our consolidated statement of income in gains (losses) related to investment securities, net, and the amortized cost basis of the security is written down by this amount. The portion of impairment related to all other factors is recognized in other comprehensive income.

Interest revenue for debt securities is recognized in our consolidated statement of income using the interest method, or on a basis approximating a level rate of return over the contractual or estimated life of the security. The level rate of return considers any nonrefundable fees or costs, as well as purchase premiums or discounts, resulting in amortization or accretion accordingly.

With respect to debt securities acquired, for those which management considers it probable as of the date of acquisition that we will be unable to collect all contractually required principal, interest and other payments, the excess of management’s estimate of undiscounted future cash flows from these securities over their initial recorded investment is accreted into interest revenue on a level-yield basis over the securities’ estimated remaining terms. Subsequent decreases in these securities’ expected future cash flows are either recognized prospectively through an adjustment of the yields on the securities over their remaining terms, or are evaluated for other-than-temporary impairment as described above. Increases in expected future cash flows are recognized prospectively over the securities’ estimated remaining terms through the recalculation of their yields.

With respect to debt securities acquired which are considered to be beneficial interests in securitized financial assets, for certain of these beneficial interests, the excess of management’s estimate of undiscounted future cash flows from these securities over their initial recorded investment is accreted into interest revenue on a level-yield basis over the securities’ estimated remaining terms. Subsequent decreases in these securities’ expected future cash flows are either recognized prospectively through an adjustment of the yields on the securities over their remaining terms, or are evaluated for other-than-temporary impairment as described above. Increases in expected future cash flows are recognized prospectively over the securities’ estimated remaining terms through the recalculation of their yields.

Loans and Lease Financing:

Loans generally are recorded at their principal amount outstanding, net of the allowance for loan losses, unearned income, and any net unamortized deferred loan origination fees. Acquired loans are recorded at fair value, based on management’s expectation with respect to future principal and interest collection as of the date of acquisition. The carrying amount of acquired loans is evaluated periodically using a discounted cash flow model, which incorporates management expectations of future principal and interest collection. The impact of any changes in expectations is recognized in our consolidated results of operations through either a provision for loan losses or an adjustment to the yield of the loans.

Loans acquired with evidence of deterioration in credit quality subsequent to origination, and for which it is probable on the date of acquisition that we will be unable to collect all contractually required payments, are recorded at the lower of cost or fair value. The excess of expected future cash flows from these loans over their initial recorded investment is accreted into interest revenue on a level yield basis over the remaining life of the loans. The carrying amount of acquired loans is assessed on an ongoing basis using a discounted cash flow model, which incorporates management expectations of prepayments. Subsequent decreases in expected cash flows result in an increase to the related valuation allowance to allow the loan to maintain its level yield. Increases in expected cash flows are recognized, first, as a reduction of any remaining valuation allowance, and then recognized prospectively over the remaining life of the loan through a recalculation of the loan’s level yield.

Interest revenue for loans is recognized in our consolidated statement of income using the interest method or on a basis approximating a level rate of return over the term of the loan. Fees received for providing loan commitments and letters of credit that we anticipate will result in loans typically are deferred and amortized to interest revenue over the life of the related loan, beginning with the initial borrowing. Fees on commitments and letters of credit are amortized to processing fees and other revenue over the commitment period when funding is not known or expected.

Loans are placed on non-accrual status when they become 60 days past-due as to either principal or interest, or earlier when full collection of principal or interest is not considered probable. Loans 60 days past-due, but considered both well secured and in the process of collection, are treated as exceptions and may be excluded from non-accrual status. When we place a loan on non-accrual status, the accrual of interest is discontinued and previously recorded but unpaid interest is reversed and generally charged against interest revenue. For loans on non-accrual status, revenue is recognized on a cash basis after recovery of principal, if and when interest payments are received.

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

Allowance for Loan Losses:

The adequacy of the allowance for loan losses, recorded in our consolidated statement of condition, is evaluated on a regular basis by management. Factors considered in evaluating the adequacy of the allowance include previous loss experience, current economic conditions and adverse situations that may affect the borrower’s ability to repay, the estimated value of the underlying collateral, if any, and the performance of individual credits in relation to contract terms, and other relevant factors. The provision for loan losses, recorded in our consolidated statement of income, is based upon management’s estimate of the amount necessary to maintain the allowance at a level adequate to absorb estimated probable credit losses.

Loans are charged off to the allowance for loan losses in the reporting period in which either an event occurs that confirms the existence of a loss or a loan or a portion of a loan is determined to be uncollectible. Recoveries are recorded as additions to the allowance on a cash basis.

In addition, we maintain a reserve for off-balance sheet credit exposures that is recorded in other liabilities in our consolidated statement of condition. The adequacy of this reserve is subject to the same considerations and review as the allowance for loan losses. Provisions to change the level of this reserve are recorded in other expenses in our consolidated statement of income.

Premises and Equipment:

Buildings, leasehold improvements, computers, software and other equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization, recorded in occupancy expense and information systems and communications expense in our consolidated statement of income, are computed using the straight-line method over the estimated useful lives of the related assets or the remaining terms of the leases, generally 3 to 40 years. Maintenance and repairs are charged to expense as incurred, while major leasehold improvements are capitalized and expensed over their estimated useful lives or terms of the lease. For premises held under leases for which we have an obligation to restore the facilities to their original condition upon expiration of the lease, we expense the anticipated related costs over the term of the lease.

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

Goodwill and Other Intangible Assets:

Goodwill represents the excess of the cost of an acquisition over the fair value of the net tangible and other intangible assets acquired. Other intangible assets represent purchased assets that can be distinguished from goodwill because of contractual rights or because the asset can be exchanged on its own or in combination with a related contract, asset or liability. Goodwill is not amortized, but is subject to annual evaluation for impairment. Other intangible assets related to customer relationships generally are amortized on a straight-line basis over periods ranging from twelve to twenty years, and core deposit intangible assets over twenty-two years, with amortization recorded in other expenses. Impairment of goodwill is deemed to exist if the carrying value of a reporting unit, including its allocation of goodwill and other intangible assets, exceeds its estimated fair value. Impairment of other intangible assets is deemed to exist if the balance of the other intangible asset exceeds the cumulative expected net cash inflows related to the asset over its remaining estimated useful life. If these reviews determine that goodwill or other intangible assets are impaired, the value of the goodwill or the other intangible asset is written down through a charge to other expenses.

Fee and Net Interest Revenue:

Fees from investment servicing, investment management, securities finance, trading services and certain types of processing fees and other revenue are recorded in our consolidated statement of income based on estimates or specific contractual terms as transactions occur or services are rendered, provided that persuasive evidence exists, the price to the customer is fixed or determinable and collectability is reasonably assured. Amounts accrued at period-end are recorded in accrued income receivable in our consolidated statement of condition. Performance fees from investment management are recorded when earned, based on predetermined benchmarks associated with the applicable fund’s performance.

Interest revenue on interest-earning assets and interest expense on interest-bearing liabilities are recorded in our consolidated statement of income and are generally based on the effective yield of the related financial asset or liability.

Employee Benefits Expense:

Employee benefits expense, recorded in our consolidated statement of income, includes costs of certain pension and other post-retirement benefit plans related to prior and current service, which are accrued on a current basis, as well as contributions associated with defined contribution savings plans, unrestricted cash and stock awards under other employee incentive compensation plans, and the amortization of restricted stock awards.

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

Compensation expense for equity-based awards with terms that provide for a graded vesting schedule, for which portions of the award vest in increments over the required service period, is recognized on a straight-line basis over the required service period for the entire award. The expense is adjusted for assumptions with respect to the estimated amount of awards that will be forfeited prior to vesting, and for employees who have met certain retirement eligibility criteria. Dividend equivalents for certain equity-based awards are paid on stock units on a current basis prior to vesting and distribution.

Income Taxes:

We use an asset and liability approach to account for income taxes. Our objective is to recognize the amount of taxes payable or refundable for the current year through charges or credits to the current tax provision, and to recognize deferred tax assets and liabilities for the future tax consequences resulting from temporary differences between the amounts reported in our consolidated financial statements and their respective tax bases. The measurement of tax assets and liabilities is based on enacted tax laws and applicable tax rates. The effects of a tax position on our consolidated financial statements are recognized when we believe it more likely than not that the position will be sustained. A deferred tax valuation allowance is established if it is considered more likely than not that all or a portion of the deferred tax assets will not be realized.

Earnings Per Share:

Basic earnings per share is calculated pursuant to the “two-class” method, using net income available to common shareholders and the weighted-average number of common shares outstanding during the period, including participating securities. Participating securities are composed of unvested restricted stock and director stock awards, which are unvested equity-based awards that contain non-forfeitable rights to dividends, and are considered to participate with common shareholders in undistributed earnings. Diluted earnings per share is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period and the shares representing the dilutive effect of stock options and awards and other equity-related financial instruments. The effect of stock options and restricted stock outstanding is excluded from the calculation of diluted earnings per share in periods in which their effect would be antidilutive.

Fair Value Measurements:

We carry certain of our financial assets and liabilities at fair value on a recurring basis. These financial assets and liabilities are composed of trading account assets, investment securities available for sale and various types of derivative financial instruments. In addition, we measure certain assets, such as goodwill and other long-lived assets, at fair value on a non-recurring basis to evaluate those assets for potential impairment. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

We categorize our financial assets and liabilities into the following fair value hierarchy:

Level 1 – Financial assets and liabilities with values based on unadjusted quoted prices for identical assets or liabilities in an active market. Examples of level 1 financial instruments include active exchange-traded equity securities and certain U.S. government securities.

Level 2 – Financial assets and liabilities with values based on quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability. Examples of level 2 financial instruments include various types of fixed-income investment securities and interest-rate and foreign exchange derivative instruments. Pricing models are utilized to estimate fair value for certain financial assets and liabilities categorized in level 2.

Level 3 – Financial assets and liabilities with values based on prices or valuation techniques that require inputs that are both unobservable in the market and significant to the overall fair value measurement. These inputs reflect management’s judgment about the assumptions that a market participant would use in pricing the asset or liability, and are based on the best available information, some of which is internally developed. Examples of level 3 financial instruments include asset- and mortgage-backed securities and certain derivative instruments with little or no market activity and a resulting lack of price transparency.

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

We use trusts to structure and sell certificated interests in pools of tax-exempt investment-grade assets principally to our mutual fund customers. These trusts are recorded in our consolidated financial statements. We transfer assets to these trusts, which are legally isolated from us, from our investment securities portfolio at book value. The trusts finance the acquisition of these assets by selling certificated interests issued by the trusts to third-party investors. The investment securities of the trusts are carried in investment securities available for sale at fair value. The certificated interests are carried in other short-term borrowings in our consolidated statement of financial condition at the amount owed to the third-party investors. The interest revenue and interest expense generated by the investments and certificated interests, respectively, are recorded in net interest revenue when earned or incurred.

We use conduits in connection with an asset-backed commercial paper program that provides short-term investments for our customers. The conduits, which are administered by us, are third-party owned and are structured as bankruptcy-remote limited liability companies. The conduits purchase financial assets with various asset classifications from a variety of independent third parties and fund those purchases through our customer deposit base, the issuance of commercial paper to independent third parties or other short-term sources of liquidity. We do not sell our own assets to these conduits, and we hold no direct or indirect ownership interest in them. These conduits meet the definition of a variable interest entity, or VIE, as defined by existing accounting standards. We have determined that we are the primary beneficiary of the conduits, as defined by existing accounting standards, and the conduits are recorded in our consolidated financial statements.

We manage the collateral in certain third-party investment vehicles, referred to as CDOs, which structure and sell debt and equity securities to investors. These CDOs purchase a portfolio of diversified assets and fund these asset purchases through the issuance of several tranches of debt and equity, the repayment and return of which are linked to the performance of the assets in the CDO. Typically, our involvement is only as collateral manager. We may also invest in a small percentage of the debt issued by the CDO. These CDOs typically meet the definition of a VIE. We have determined that we are not the primary beneficiary of these CDOs, and do not record them in our consolidated financial statements. We receive fees for asset management services provided to the CDOs, which are based on market price and are recorded in processing fees and other revenue when earned.

Derivative Financial Instruments:

A derivative financial instrument is a financial instrument or other contract which has one or more referenced indices and one or more notional amounts, either no initial net investment or a smaller initial net investment than would be expected for similar types of contracts, and which requires or permits net settlement. Derivatives that we enter into include forwards, futures, swaps, options and other instruments with similar characteristics.

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

At both the inception of the hedge and on an ongoing basis, we formally assess and document the effectiveness of a derivative designated as a hedge in offsetting changes in the fair value of hedged items and the likelihood that the derivative will be an effective hedge in future periods. We discontinue hedge accounting prospectively when we determine that the derivative is no longer highly effective in offsetting changes in fair value or cash flows of the underlying risk being hedged, the derivative expires, terminates or is sold, or management discontinues the hedge designation.

Unrealized gains and losses on foreign exchange and interest-rate contracts are reported at fair value in our consolidated statement of condition as a component of other assets and other liabilities, respectively, on a gross basis, except where such gains and losses arise from contracts covered by qualifying master netting agreements.

Recent Accounting Developments:

In June 2009, the FASB issued a new accounting standard related to accounting for VIEs. This new standard will amend existing GAAP, will eliminate the exception for qualifying SPEs, and will modify the characteristics that identify a VIE. The new standard also provides new criteria for determining whether an entity is the primary beneficiary of a VIE, and increases the frequency of required assessments to determine whether an entity is the primary beneficiary.

The new standard is effective, for State Street, on January 1, 2010. Significant State Street and industry efforts are currently underway to interpret the new standard and its impact. Management expects, based on current interpretations of the new standard and proposed additional guidance related to the applicability of the new standard to collective investment funds, that we will be required to consolidate additional entities upon adoption, including certain asset-backed securitization trusts in which we have investments significant to the trusts and corresponding unilateral servicer removal rights. Currently, management expects that adoption will not have a material effect on our consolidated results of operations or financial condition.

Note 2.    Divestitures

In July 2008, we completed the sale of our 50% joint venture interest in CitiStreet, a benefits servicing business that provides retirement plan recordkeeping and administrative services and at that date had approximately $220 billion of assets under administration on behalf of corporate and government entities, employee unions and other customers. The premium received in connection with the sale was $407 million, and we recorded a resulting pre-tax gain of $350 million in our consolidated statement of income, net of exit and other associated costs incurred in connection with the sale. These costs totaled $57 million, and consisted of incentive compensation of $30 million, professional fees of $10 million, and other related costs of $17 million.

Note 3.    Investment Securities

As of December 31,
(In millions)	2009				2008
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$11,164	$6	$8	$11,162	$11,577	$21	$19	$11,579
Mortgage-backed securities	14,895	94	53	14,936	10,775	129	106	10,798
Asset-backed securities:
Credit cards	6,515	192	100	6,607	4,045	3	958	3,090
Student loans(1)	12,652	128	852	11,928	9,785	2	1,927	7,860
Sub-prime	5,054	12	1,869	3,197	5,834	1	1,976	3,859
Other	2,581	400	184	2,797	1,817	1	354	1,464

Total asset-backed	26,802	732	3,005	24,529	21,481	7	5,215	16,273

Collateralized mortgage obligations	2,477	203	271	2,409	1,837	7	403	1,441
State and political subdivisions	5,954	221	238	5,937	6,230	105	623	5,712
Non-U.S. debt securities	10,210	283	182	10,311	6,123	28	437	5,714
Other debt securities	2,161	94	21	2,234	2,261	24	125	2,160
Money-market mutual funds	1,110	—	—	1,110	344	—	—	344
Non-U.S. equity securities	31	4	—	35	131	2	10	123
Other equity securities	39	—	3	36	27	1	9	19

Total	$74,843	$1,637	$3,781	$72,699	$60,786	$324	$6,947	$54,163

Held to maturity purchased under AMLF:
Asset-backed commercial paper					$6,087	$13	$—	$6,100

Held to maturity:
U.S. Treasury and federal agencies:
Direct obligations	$500	$13		$513	$501	$27		$528
Mortgage-backed securities	620	33		653	810	17		827
Asset-backed securities:
Credit cards	20	—	$2	18	—	—		—
Other	447	—	68	379	321	—	$54	267

Total asset-backed	467	—	70	397	321	—	54	267

Collateralized mortgage obligations	8,262	249	504	8,007	9,979	29	1,159	8,849
State and political subdivisions	206	6	—	212	382	4	—	386
Non-U.S. debt securities	10,822	569	245	11,146	3,774	38	358	3,454

Total	$20,877	$870	$819	$20,928	$15,767	$115	$1,571	$14,311

(1)	Substantially composed of securities guaranteed by the federal government with respect to the payment of principal and interest.

During 2008, management reassessed its classification of certain asset- and mortgage-backed securities carried in our available-for-sale portfolio, and reclassified these securities to securities held to maturity. No gain or loss was recognized at the time of reclassification, and the related pre-tax unrealized loss of $2.27 billion, or $1.39 billion after-tax, recorded in other comprehensive income, or OCI, remained in OCI and is being amortized as an adjustment of the yield of the reclassified securities over their remaining terms. As of December 31, 2009, approximately $635 million of after-tax unrealized loss related to transferred securities remained in OCI. See note 12 for more information.

The securities were reclassified at their then fair value and this fair value was established as the adjusted amortized cost basis of the reclassified securities. The resulting discount is being accreted as an adjustment of the yield of the reclassified securities over their remaining terms. As a result, the reclassification will have no ultimate impact on our consolidated results of operations.

Aggregate investment securities carried at $40.96 billion and $42.74 billion at December 31, 2009 and 2008, respectively, were designated as pledged for public and trust deposits, short-term borrowings and for other purposes as provided by law.

Contractual maturities of debt investment securities were as follows as of December 31, 2009:

(In millions)	Under 1 Year	1 to 5 Years	6 to 10 Years	Over 10 Years
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$10,001	$398	$183	$580
Mortgage-backed securities	89	582	8,489	5,776
Asset-backed securities	569	10,304	8,545	5,111
Collateralized mortgage obligations	58	656	199	1,496
State and political subdivisions	354	2,168	2,126	1,289
Non-U.S. debt securities	2,899	1,896	1,509	4,007
Other debt securities	303	1,240	657	34

Total	$14,273	$17,244	$21,708	$18,293

Held to maturity:
U.S. Treasury and federal agencies:
Direct obligations	$500
Mortgage-backed securities	—	$48	$199	$373
Asset-backed securities	49	79	112	227
Collateralized mortgage obligations	600	2,945	1,904	2,813
State and political subdivisions	56	135	14	1
Non-U.S. debt securities	1,214	2,912	411	6,285

Total	$2,419	$6,119	$2,640	$9,699

The contractual maturities presented above do not represent management’s estimate of expected future cash flows from the securities. The maturities of asset-backed securities, mortgage-backed securities and collateralized mortgage obligations are based upon contractual principal payments.

Impairment:

Gross pre-tax unrealized losses on investment securities consisted of the following as of December 31, 2009 and December 31, 2008:

	Less than 12 months		12 months or longer		Total
December 31, 2009 (In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations			$775	$8	$775	$8
Mortgage-backed securities	$3,272	$32	1,366	21	4,638	53
Asset-backed securities:
Credit cards	908	8	2,696	92	3,604	100
Student loans(1)	934	38	8,301	814	9,235	852
Sub-prime	12	5	3,071	1,864	3,083	1,869
Other	367	18	496	166	863	184

Total asset-backed	2,221	69	14,564	2,936	16,785	3,005

Collateralized mortgage obligations	267	33	727	238	994	271
State and political subdivisions	647	231	293	7	940	238
Non-U.S. debt securities	3,443	40	723	142	4,166	182
Other debt securities	113	1	99	20	212	21
Other equity securities	37	3	—	—	37	3

Total	$10,000	$409	$18,547	$3,372	$28,547	$3,781

Held to maturity:
Asset-backed securities:
Credit cards	$18	$2			$18	$2
Other	—	—	$221	$68	221	68

Total asset-backed	18	2	221	68	239	70

Collateralized mortgage obligations	1,366	53	2,549	451	3,915	504
Non-U.S. debt securities	1,905	61	1,145	184	3,050	245

Total	$3,289	$116	$3,915	$703	$7,204	$819

	Less than 12 months		12 months or longer		Total
December 31, 2008 (In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$753	$8	$456	$11	$1,209	$19
Mortgage-backed securities	1,342	30	1,464	76	2,806	106
Asset-backed securities:
Credit cards	512	139	2,454	819	2,966	958
Student loans(1)	2,345	455	5,420	1,472	7,765	1,927
Sub-prime	413	77	3,402	1,899	3,815	1,976
Other	723	47	546	307	1,269	354

Total asset-backed	3,993	718	11,822	4,497	15,815	5,215

Collateralized mortgage obligations	1,107	313	84	90	1,191	403
State and political subdivisions	2,003	515	317	108	2,320	623
Non-U.S. debt securities	2,855	185	670	252	3,525	437
Other debt securities	1,072	61	262	64	1,334	125
Non-U.S. equity securities	113	8	11	2	124	10
Other equity securities	18	9	—	—	18	9

Total	$13,256	$1,847	$15,086	$5,100	$28,342	$6,947

Held to maturity:
Asset-backed securities:
Other	$8	$1	$259	$53	$267	$54

Total asset-backed	8	1	259	53	267	54

Collateralized mortgage obligations	3,541	564	3,539	595	7,080	1,159
Non-U.S. securities	592	24	2,383	334	2,975	358

Total	$4,141	$589	$6,181	$982	$10,322	$1,571

(1)	Substantially composed of securities guaranteed by the federal government with respect to the payment of principal and interest.

In connection with our assessment of impairment we recorded gross other-than-temporary impairment of $1.15 billion for 2009, compared to $122 million for 2008. Of the total recorded, $227 million related to credit and was recognized in our consolidated statement of income. The remaining $928 million related to factors other than credit, more fully discussed below, and was recognized, net of related taxes, in OCI in our consolidated statement of condition. The $227 million was composed of $151 million associated with expected credit losses, $54 million related to management’s decision to sell the impaired securities prior to their recovery in value, and $22 million related to adverse changes in the timing of expected future cash flows from the securities. The majority of the impairment losses related to non-agency securities collateralized by mortgages, for which management concluded had experienced credit losses based on the present value of the securities’ expected future cash flows. These securities are classified as asset-backed securities in the foregoing investment securities tables. As described in note 1, management periodically reviews the fair values of investment securities to determine if other-than-temporary impairment has occurred. This review encompasses all investment securities and includes such quantitative factors as current and expected future interest rates and the length of time that a security’s cost basis has exceeded its fair value, and includes investment securities for which we have issuer-specific concerns regardless of quantitative factors.

Gains and losses related to investment securities were as follows for the years ended December 31:

(In millions)	2009	2008	2007
Gross gains from sales of available-for-sale securities	$418	$100	$24
Gross losses from sales of available-for-sale securities	(50)	(32)	(17)

Gross losses from other-than-temporary impairment	(1,155)	(122)	(34)
Losses not related to credit(1)	928	—	—

Net impairment losses	(227)	(122)	(34)

Gains (Losses) related to investment securities, net	$141	$(54)	$(27)

(1)	These losses were recognized as a component of OCI; see note 12.

We conduct periodic reviews to evaluate each security that is impaired. Impairment exists when the current fair value of an individual security is below its amortized cost basis. For debt securities available for sale and held to maturity, other-than-temporary impairment is recorded in our consolidated statement of income when management intends to sell (or may be required to sell) securities before they recover in value, or when management expects the present value of cash flows expected to be collected to be less than the amortized cost of the impaired security (a credit loss).

Our review of impaired securities generally includes:

•

the identification and evaluation of securities that have indications of possible other-than-temporary impairment, such as issuer-specific concerns including deteriorating financial condition or bankruptcy;

•	the analysis of expected future cash flows of securities, based on quantitative and qualitative factors;

•	the analysis of the collectability of those future cash flows, including information about past events, current conditions and reasonable and supportable forecasts;

•	the analysis of individual impaired securities, including consideration of the length of time the security has been in an unrealized loss position and the anticipated recovery period;

•

the discussion of evidential matter, including an evaluation of factors or triggers that could cause individual securities to be deemed other-than-temporarily impaired and those that would not support other-than-temporary impairment; and

•	documentation of the results of these analyses.

Factors considered in determining whether impairment is other than temporary include:

•	the length of time the security has been impaired;

•	the severity of the impairment;

•	the cause of the impairment and the financial condition and near-term prospects of the issuer;

•	activity in the market of the issuer which may indicate adverse credit conditions; and

•	our intention not to sell, and the likelihood that we will not be required to sell, the security for a period of time sufficient to allow for recovery in value.

The majority of our investment securities are in the form of debt securities. Debt securities that are not deemed to be credit-impaired are subject to additional management analysis to assess whether it intends to sell, or, more likely than not, would not be required to sell, the security before the expected recovery to its amortized cost basis. In most cases, management has no intent to sell and believes that it is more likely than not that it will not be required to sell the security before recovery to its amortized cost basis. Where the decline in the security’s fair value is deemed to be other than temporary, the loss is recorded in our consolidated statement of income.

A critical component of the evaluation for other-than-temporary impairment of our debt securities is the identification of credit-impaired securities, where management does not expect to receive cash flows sufficient to recover the entire amortized cost basis of the security. The following describes our process for identifying credit impairment in security types with the most significant unrealized losses as of December 31, 2009.

Mortgage- and Asset-Backed Securities

For recent vintages of U.S. mortgage-backed securities (in particular, sub-prime first-lien mortgages, “Alt-A” mortgages, and home equity lines of credit (2006 and 2007 originations) that have significant unrealized losses as a percentage of their amortized cost), credit impairment is assessed using cash flow models, tailored for each security, that estimate the future cash flows on the underlying mortgages, using the security-specific collateral and transaction structure. Estimates of future cash flows are subject to management’s judgment. The future cash flows and performance of our portfolio of U.S. mortgage-backed securities are a function of a number of factors, including but not limited to the condition of the U.S. economy, the condition of the U.S. residential markets, the level of loan defaults, prepayments and loss severities. Management’s estimates of future losses also consider the underwriting and historical performance of our specific securities.

Loss rates are determined for each security and take into consideration collateral type, vintage, borrower profile, third-party guarantees, current levels of subordination, geography and other factors. By using these factors, management develops a roll-rate analysis to gauge future expected credit losses based upon current delinquencies and expected future loss trends. Critical estimates with respect to the aforementioned 2006 and 2007 originations include:

	Sub-Prime	Alt-A	Non-Agency Prime
December 31, 2009:
Prepayment rate	5%	5%	10%
Cumulative loss estimates	41	14	8
Loss severity(1)	70	41	40
Peak-to-trough housing price decline(2)	37	37	37

	Sub-Prime	Alt-A	Non-Agency Prime
December 31, 2008:
Prepayment rate	5%	10%	10%
Cumulative loss estimates	26	6	5
Loss severity(1)	60	41	40
Peak-to-trough housing price decline(2)	34	34	34

(1)	Loss severity rates consider the initial loan-to-value ratio, lien position, geography, expected collateral value and other factors.

(2)	Measured by the Case-Shiller National HPI.

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

After a full review of all investment securities, taking into consideration current economic conditions, adverse situations that might affect our ability to fully collect interest and principal, the timing of future payments, the credit quality and performance of the collateral underlying asset-backed securities, and other relevant factors, and excluding the securities for which other-than-temporary impairment was recorded during 2009, management considers the aggregate decline in fair value of the remaining securities and the resulting gross pre-tax unrealized losses of $4.60 billion related to 2,260 securities at December 31, 2009 to be temporary and not the result of any material changes in the credit characteristics of the securities.

The following table presents activity with respect to credit-related losses recognized in our consolidated statement of income associated with securities considered other-than-temporarily impaired:

(In millions)	Total
Balance at April 1, 2009	$—
Plus credit-related losses for which other-than-temporary impairment was not previously recognized	214
Less:
Losses realized for securities sold	(17)
Losses related to securities intended or required to be sold	(22)

Balance at December 31, 2009	$175

Certain asset-backed and municipal (state and political subdivisions) securities have the benefit of third-party guarantees from financial guaranty insurance companies. The aggregate amortized cost of securities with underlying guarantees was approximately $4.96 billion at December 31, 2009 and $6.53 billion at December 31, 2008. Asset-backed securities comprised approximately $1.31 billion of the total at December 31, 2009, of which approximately $223 million are currently drawing on the underlying guarantees in order to make contractual principal and interest payments to State Street. In these cases, the performance of the underlying security is highly dependent on the performance of the guarantor. During 2008 and 2009, many of these guarantors experienced ratings downgrades. The credit ratings of the guarantors ranged from “AA” to “D” as of December 31, 2009.

Conduit Consolidation:

The May 2009 consolidation of the asset-backed commercial paper conduits, more fully discussed in note 11, added debt securities to our investment securities portfolio. We account for these securities under specialized accounting standards based on specific characteristics of the securities.

Securities with Evidence of Credit Deterioration

Of the debt securities added, $343 million had evidence of deterioration in credit quality since their issuance, and management considered it probable, as of the date of consolidation, that we would be unable to collect all contractually required payments from the securities. As a result, these securities are accounted for pursuant to the provisions of ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit

Quality (formerly AICPA Statement of Position No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer). Pursuant to the provisions of ASC Topic 310-30, the excess of management’s estimate of undiscounted future principal, interest and other contractual cash flows from these securities over their initial recorded investment is accreted into interest revenue on a level-yield basis over the securities’ estimated remaining terms. On a quarterly basis, management updates its expected cash flow assumptions. Subsequent decreases in these securities’ expected future cash flows are either recognized prospectively through an adjustment of the yields on the securities over their remaining terms, or are evaluated for other-than-temporary impairment. During 2009, subsequent to the consolidation of the conduits, we recorded losses from other-than-temporary impairment of these securities of $16 million, with $8 million related to credit. Increases in expected future cash flows will be recognized prospectively over the securities’ estimated remaining term through a recalculation of their yields.

The following table presents information with respect to the acquired debt securities as of the date of consolidation.

(In millions)
Contractually required payments including interest	$1,365
Less: Nonaccretable difference	440

Cash flows expected to be collected	925
Less: Accretable yield	582

Fair value of securities as of date of consolidation	$343

The excess of the securities’ expected future cash flows as of the date of the acquisition over their then-recorded fair value is referred to as the accretable yield, and is recognized in interest revenue over the securities’ estimated remaining terms. The difference as of the date of the acquisition between contractually required payments and the cash flows expected to be collected is referred to as the non-accretable difference. Changes in expected future principal cash flows subsequent to the date of acquisition will either affect the accretable yield or will result in a loss from other-than-temporary impairment. Changes in expected future cash flows will result in reclassifications to/from the non-accretable difference.

The following table presents activity subsequent to the date of consolidation in the accretable yield, presented in the above table, related to the acquired debt securities.

(In millions)
Accretable yield as of date of consolidation	$582
Accretion	(57)
Sales	(113)
Additional principal losses	(133)

Accretable yield, December 31, 2009	$279

Beneficial Interests in a Securitization

Of the aforementioned debt securities added in connection with the conduit consolidation, $4.34 billion were considered to be beneficial interests in a securitization that are not of high credit quality. As a result, these securities are accounted for pursuant to the provisions of ASC Topic 325-40, Beneficial Interests in Securitized Financial Assets (formerly FASB Emerging Issues Task Force Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets). Pursuant to the provisions of ASC Topic 325-40, the excess of management’s estimate of undiscounted future principal, interest and other contractual cash flows from these securities over their initial recorded investment is accreted into interest revenue on a level-yield basis over the securities’ estimated remaining terms. Subsequent decreases in these securities’ expected future cash flows are either recognized prospectively through an adjustment of the yields on the securities over their remaining terms, or are evaluated for other-than-temporary impairment. During 2009, we recorded losses from other-than-temporary impairment of these securities of $50 million, with $20 million related to credit. Increases in expected future cash flows are recognized prospectively over the securities’ estimated remaining term through a recalculation of their yields.

Note 4.    Loans and Lease Financing

(In millions)	2009	2008
Commercial and financial:
U.S.	$6,239	$6,397
Non-U.S.	471	890
Purchased receivables:
U.S.	786	—
Non-U.S.	1,596	—
Lease financing:
U.S.	408	407
Non-U.S.	1,308	1,437

Total loans	10,808	9,131
Less allowance for loan losses	(79)	(18)

Net loans	$10,729	$9,113

U.S. commercial and financial loans at December 31, 2009 and 2008 included approximately $600 million and $800 million, respectively, of commercial real estate loans acquired in 2008 pursuant to indemnified repurchase agreements with an affiliate of Lehman. The loans, which are primarily collateralized by direct and indirect interests in commercial real estate, were recorded at their then-current fair value, based on management’s expectation with respect to future collection of principal and interest using appropriate market discount rates as of the date of acquisition.

Aggregate short-duration advances related to securities settlement activities of our customers included in commercial and financial loans in the table above were $2.07 billion and $4.64 billion at December 31, 2009 and 2008, respectively.

Although a portion of the aforementioned commercial real estate loans is 90 days or more contractually past-due, we do not report them as past-due loans, because under current accounting standards, the interest earned on these loans is based on an accretable yield resulting from management’s expectation of the future cash flows for each loan relative to both the timing and collection of principal and interest as of the reporting date, not the loans’ contractual payment terms. These cash flow estimates are updated quarterly to reflect changes in management’s expectations, which consider market conditions. At December 31, 2009, approximately $2.3 million of these commercial real estate loans had been placed by management on non-accrual status, as the yield associated with certain of the loans, determined when the loans were acquired, was deemed to be non-accretable. This determination was based on management’s expectation of the future collection of principal and interest on the loans.

At December 31, 2009, we held structured asset-backed loans, presented in the preceding table as purchased receivables, that were added in connection with the May 2009 conduit consolidation. These loans represent undivided interests in securitized pools of underlying third-party receivables.

The components of the net investment in leveraged leases were as follows as of December 31:

(In millions)	2009	2008
Net rental income receivable	$2,677	$2,929
Estimated residual values	129	156
Unearned income	(1,090)	(1,241)

Investment in leveraged leases	1,716	1,844
Less related deferred income taxes	(505)	(535)

Net investment in leveraged leases	$1,211	$1,309

The following table represents activity in the allowance for loan losses for the years ended December 31:

	2009	2008	2007
(In millions)
Beginning balance	$18	$18	$18
Provision for loan losses:
Commercial real estate loans	124	—	—
Other	25	—	—
Charge-offs:
Commercial real estate loans	(72)	—	—
Other	(19)	—	—
Recoveries:
Commercial real estate loans	3	—	—

Total	$79	$18	$18

Of the aggregate provision for loan losses recorded in 2009, $124 million was associated with certain of the commercial real estate loans acquired in 2008 pursuant to indemnification obligations. This portion of the provision was reflective of changes in management’s expectations with respect to future principal and interest cash flows from these loans. The changes in expectations were primarily based on the assessment of the impact of the deteriorating economic conditions in the commercial real estate markets on these loans during 2009. Of the remaining provision of $25 million, $16 million related to the results of the Federal Reserve’s Shared National Credit review. The charge-offs of $91 million in 2009 primarily related to the commercial real estate loans, as management considered certain of these loans no longer collectible.

Note 5.    Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill were as follows for the years ended December 31:

(In millions)	Investment Servicing	Investment Management	Total
Balance at December 31, 2007	$4,559	$8	$4,567
Acquisitions	59	—	59
Reduction of goodwill previously recorded	(28)	—	(28)
Impairment	(27)	—	(27)
Foreign currency translation and other adjustments, net	(42)	(2)	(44)

Balance at December 31, 2008	$4,521	$6	$4,527

Reduction of goodwill previously recorded	(16)	—	(16)
Foreign currency translation	39	—	39

Balance at December 31, 2009	$4,544	$6	$4,550

The 2008 reduction of goodwill previously recorded resulted primarily from changes in purchase accounting associated with the acquisitions of Investors Financial and Currenex. The 2009 reduction of goodwill previously recorded was associated with a refund of foreign income taxes during the year that was originally paid in connection with a previous acquisition.

The gross carrying amount and accumulated amortization of other intangible assets were as follows as of December 31:

	2009			2008
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$1,628	$(409)	$1,219	$1,573	$(277)	$1,296
Core deposits	500	(57)	443	500	(34)	466
Other	243	(95)	148	170	(81)	89

Total	$2,371	$(561)	$1,810	$2,243	$(392)	$1,851

Amortization expense related to other intangible assets was $136 million, $144 million and $92 million for the years ended December 31, 2009, 2008 and 2007, respectively. Expected amortization expense for other intangible assets held at December 31, 2009 is $138 million for 2010, $135 million for 2011, $134 million for 2012 and $132 million for each of 2013 and 2014.

Note 6.    Other Assets and Other Liabilities

Other Assets:

Other assets consisted of the following as of December 31:

(In millions)	2009	2008
Unrealized gains on derivative financial instruments	$4,511	$11,943
Collateral deposits	1,351	2,709
Equity investments in joint ventures and other unconsolidated entities	492	412
Deferred tax assets	3,973	—
Other	1,696	1,946

Total	$12,023	$17,010

Accrued Expenses and Other Liabilities:

In December 2008, we implemented a plan to reduce our expenses from operations and support our long-term growth. In connection with this plan, we recorded aggregate restructuring charges of $306 million in our 2008 consolidated statement of income. The primary component of the plan was an involuntary reduction of our global workforce, which was substantially completed by the end of the first quarter of 2009. Other components of the plan included costs related to lease and software license terminations, restructuring of agreements with technology providers and other costs.

The following table presents activity related to these liabilities for the year ended December 31, 2009, during which time approximately 1,590 employees were involuntarily terminated and left State Street.

(In millions)	Severance	Lease and Asset Write-Offs	Other	Total
Balance at December 31, 2008	$230	$17	$3	$250
Payments and write-offs	(214)	(14)	(3)	(231)

Balance at December 31, 2009	$16	$3	$—	$19

In 2007, in connection with the Investors Financial acquisition, we recorded liabilities for exit and termination costs of approximately $67 million. These costs were composed of liabilities for severance associated with Investors Financial employees, abandonment of Investors Financial operating leases, and termination of service and other contracts executed by Investors Financial with third parties. These costs were recorded as part of the purchase price, and resulted in additional goodwill. The liability related to the lease abandonments is expected to be reduced over the terms of the related leases, which as of December 31, 2009 is approximately eleven years.

The following table presents activity related to these liabilities for the year ended December 31, 2009.

(In millions)	Severance	Lease Abandonments	Total
Balance at December 31, 2008	$6	$35	$41
Payments and other adjustments	(4)	1	(3)

Balance at December 31, 2009	$2	$36	$38

Note 7.    Deposits

At December 31, 2009 and 2008, we had $8.17 billion and $6.91 billion, respectively, of time deposits outstanding. Non-U.S. time deposits were $2.39 billion and $4.80 billion at December 31, 2009 and 2008, respectively. Substantially all U.S. and non-U.S. time deposits were in amounts of $100,000 or more. The scheduled maturities of aggregate U.S. and non-U.S. time deposits were as follows at December 31, 2009:

(In millions)
2010	$8,132
2011	43

Total	$8,175

At December 31, 2009, the scheduled maturities of U.S. time deposits were as follows:

(In millions)
3 months or less	$4,566
4 months to a year	1,177
Over one year	43

Total	$5,786

Note 8.    Short-Term Borrowings

Our short-term borrowings include securities sold under repurchase agreements, federal funds purchased and other short-term borrowings, including borrowings associated with our tax-exempt investment program, more fully discussed in note 11, commercial paper issued under our corporate program, borrowings under the Federal Reserve’s term auction facility and commercial paper issued by the conduits. Collectively, these short-term borrowings had weighted-average interest rates of .73% and 2.21% for the years ended December 31, 2009 and 2008, respectively.

The following tables present the amounts outstanding and weighted-average interest rates of the primary components of short-term borrowings as of and for the years ended December 31:

	Securities Sold Under Repurchase Agreements			Federal Funds Purchased
(Dollars in millions)	2009	2008	2007	2009	2008	2007
Balance at December 31	$10,542	$11,154	$14,646	$4,532	$1,082	$425
Maximum outstanding at any month end	12,993	17,274	20,108	7,166	4,853	5,007
Average outstanding during the year	11,065	14,261	16,132	956	1,026	1,667
Weighted-average interest rate at end of year	.03%	.01%	3.40%	.01%	.01%	3.06%
Weighted-average interest rate during the year	.03	1.24	4.35	.04	1.77	5.15

	Tax-Exempt Investment Program			Corporate Commercial Paper Program
(Dollars in millions)	2009	2008	2007	2009	2008	2007
Balance at December 31	$2,736	$2,858	$3,082	$2,777	$2,588	$2,355
Maximum outstanding at any month end	2,838	3,068	3,129	2,851	2,588	2,355
Average outstanding during the year	2,774	2,946	2,556	1,993	1,784	1,478
Weighted-average interest rate at end of year	.33%	2.80%	3.62%	.21%	.82%	4.23%
Weighted-average interest rate during the year	.47	3.73	3.46	.30	2.78	5.12

Conduit Commercial Paper Program
(Dollars in millions)	2009
Balance at December 31	$12,071
Maximum outstanding at any month end(1)	15,645
Average outstanding during the year(1)	10,691
Weighted-average interest rate at end of year	1.31%
Weighted-average interest rate during the year(1)	1.26

(1)	Amounts relate to the period subsequent to consolidation of the conduits.

Securities sold under repurchase agreements included the following at December 31, 2009:

(In millions)
Collateralized with securities purchased under resale agreements	$1,475
Collateralized with investment securities	9,067

Total	$10,542

The obligations to repurchase securities sold are recorded as a liability in our consolidated statement of condition. U.S. government securities with a fair value of $9.25 billion underlying the repurchase agreements remained in investment securities at December 31, 2009. Information about these U.S. government securities and the related repurchase agreements, including accrued interest, as of December 31, 2009, is presented in the following table. The table excludes repurchase agreements collateralized with securities purchased under resale agreements.

	U.S. Government Securities Sold		Repurchase Agreements
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Rate
Overnight maturity	$9,230	$9,255	$9,067.03%

We have entered into an agreement with a clearing organization that enables us to net all securities purchased under resale agreements and sold under repurchase agreements with counterparties that are also members of this organization. As a result of netting, the average balances of securities purchased under resale agreements and securities sold under repurchase agreements were each reduced by $14.82 billion for 2009 and $17.52 billion for 2008.

We maintain a corporate commercial paper program, unrelated to the conduits’ asset-backed commercial paper program, under which we can issue up to $3 billion of commercial paper with original maturities of up to 270 days from the date of issue. At December 31, 2009 and 2008, $2.78 billion and $2.59 billion, respectively, of commercial paper was outstanding under our corporate program.

In September 2008, the Federal Reserve Bank of Boston instituted the Asset-Backed Commercial Paper Money Market Mutual Fund Liquidity Facility, or AMLF. The AMLF, which was designed to assist in restoring liquidity to the asset-backed commercial paper markets and assist registered money market mutual funds in maintaining adequate liquidity to meet investor redemption demand, was authorized by federal regulations which permitted the Federal Reserve, in unusual circumstances, to authorize Reserve Banks to extend credit to certain parties that were unable to obtain adequate credit accommodations.

The AMLF, which recently expired, allowed depository institutions or bank holding companies to borrow funds on a non-recourse basis from the Federal Reserve Bank’s discount window in order to fund purchases of qualifying asset-backed commercial paper from an eligible money market mutual fund or other eligible entity under certain conditions. The fixed interest rates on borrowings under the facility, set by the Federal Reserve Bank, were equal to the Federal Reserve Bank’s primary credit rate in effect at the time of the borrowing. The terms and conditions of the AMLF stipulated that the term of the borrowing equal the maturity of the eligible asset-backed commercial paper collateralizing the borrowing.

We participated in the AMLF primarily during the third and fourth quarters of 2008 and the first quarter of 2009 to provide liquidity to certain eligible unaffiliated money market mutual funds. As of December 31, 2008, asset-backed commercial paper of $6.09 billion purchased under this facility was carried in investment securities held to maturity, and corresponding outstanding short-term borrowings totaling $6.04 billion were carried in our consolidated statement of condition. In connection with our participation in the AMLF, we earned net interest revenue in 2009 and 2008, generated by the spread on the difference between the yield we earned on the assets and the rate we paid on the borrowings, of approximately $7 million and $68 million, respectively.

State Street Bank currently has Board authority to issue bank notes up to an aggregate of $5 billion, and up to $1 billion of subordinated bank notes. At December 31, 2009, $2.45 billion of bank notes was outstanding (see note 9), compared to none at December 31, 2008. State Street Bank currently maintains a line of credit of CAD $800 million, or approximately $761 million, to support its Canadian securities processing operations. The line of credit has no stated termination date and is cancelable by either party with prior notice. At December 31, 2009, no balance was outstanding on this line of credit.

Note 9.    Long-Term Debt

(Dollars in millions)	2009	2008
Statutory business trusts:
Floating-rate subordinated notes due to State Street Capital Trust IV in 2037	$800	$800
8.25% fixed-to-floating-rate subordinated notes due to State Street Capital Trust III in 2042	500	500
Floating-rate subordinated notes due to State Street Capital Trust I in 2028	155	155
Parent company and non-banking subsidiary issuances:
2.15% notes due 2012(1)	1,498	—
Long-term capital leases	751	746
4.30% notes due 2014	500	—
5.375% notes due 2017	450	450
7.65% subordinated notes due 2010(2)	305	313
Floating-rate notes due 2012	250	250
7.35% notes due 2026	150	150
9.50% mortgage note due 2009	—	1
State Street Bank issuances:
Floating-rate notes due 2011(1)	1,450	—
1.85% notes due 2011(1)	1,000	—
5.25% subordinated notes due 2018(2)	430	455
5.30% subordinated notes due 2016	399	399
Floating-rate subordinated notes due 2015(3)	200	200

Total long-term debt	$8,838	$4,419

(1)	Notes are guaranteed by the FDIC under the Temporary Liquidity Guarantee Program, or TLGP.

(2)

We have entered into interest-rate swap agreements to modify our interest expense on these subordinated notes from a fixed rate to a floating rate. These swaps are recorded as fair value hedges, and at December 31, 2009 and 2008, we recorded an increase of $31 million and $56 million, respectively, in the carrying value of long-term debt.

(3)	We have entered into interest-rate swap agreements, which are recorded as cash flow hedges, to modify our floating-rate interest expense on these subordinated notes to a fixed rate.

See note 16 for additional information about derivatives.

We maintain an effective universal shelf registration that allows for the offering and sale of debt securities, capital securities, common stock, depositary shares and preferred stock, and warrants to purchase such securities, including any shares into which the preferred stock and depositary shares may be convertible, or any combination thereof.

Statutory Business Trusts:

As of December 31, 2009, we had three statutory business trusts, State Street Capital Trusts I, III and IV, which as of December 31, 2009, collectively had issued $1.45 billion of trust preferred capital securities. Proceeds received by each of the trusts from their capitalization and from their capital securities issuances are invested in junior subordinated debentures issued by the parent company. The junior subordinated debentures are the sole assets of the trusts. Each of the trusts is wholly-owned by us; however, we do not record the trusts in our consolidated financial statements under existing accounting standards.

Payments made by the trusts on the capital securities are dependent on our payments made to the trusts on the junior subordinated debentures. Our fulfillment of these commitments has the effect of providing a full, irrevocable and unconditional guarantee of the trusts’ obligations under the capital securities. While the capital securities issued by the trusts are not recorded in our consolidated statement of condition, the junior subordinated debentures qualify for inclusion in tier 1 regulatory capital under federal regulatory capital guidelines. Information about restrictions on our ability to obtain funds from our subsidiary banks is provided in note 15.

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

With respect to the 8.25% fixed-to-floating rate subordinated notes due to State Street Capital Trust III in 2042, State Street Capital Trust III issued 8.25% fixed-to-floating-rate normal automatic preferred enhanced capital securities, referred to as normal APEX, and used the proceeds to invest in a like amount of remarketable 6.001% junior subordinated debentures due 2042 from the parent company. In addition, the trust entered into stock purchase contracts with the parent company under which the trust agrees to purchase, and the parent company agrees to sell, on the stock purchase date, a like amount in aggregate liquidation amount of the parent company’s non-cumulative perpetual preferred stock, series A, $100,000 liquidation preference per share. State Street will make contract payments to the trust at an annual rate of 2.249% of the stated amount of $100,000 per stock purchase contract.

The normal APEX are beneficial interests in the trust. The trust will pass through, as distributions on or the redemption price of normal APEX, amounts that it receives on its assets that are the corresponding assets for the normal APEX. The corresponding assets for each normal APEX, $1,000 liquidation amount, initially are $1,000 principal amount of the 6.001% junior subordinated debentures and a 1/100, or a $1,000, interest in a stock purchase contract for the purchase and sale of one share of the Series A preferred stock for $100,000. The stock purchase date is expected to be March 15, 2011, but it may occur on an earlier date or as late as March 15, 2012. From and after the stock purchase date, the corresponding asset for each normal APEX will be a 1/100, or a $1,000, interest in one share of the Series A preferred stock. In accordance with existing accounting standards, we did not record the trust in our consolidated financial statements. The junior subordinated debentures qualify for inclusion in tier 1 regulatory capital under federal regulatory capital guidelines.

Interest paid on the debentures is recorded in interest expense. Distributions on the normal APEX are payable from interest payments received on the debentures and are due semi-annually by State Street Capital Trust III through the later of March 15, 2011 and the stock purchase date and quarterly thereafter, subject to deferral for up to five years under certain conditions. The normal APEX are perpetual, and the trust will redeem them only to the extent that we redeem the preferred stock or, prior to the stock purchase date, if we redeem the debentures under certain conditions. Redemptions are subject to federal regulatory approval.

Parent Company and Non-Banking Subsidiary Issuances:

In May 2009, we issued $500 million of 4.30% fixed-rate senior notes that mature on May 30, 2014, with interest payable semi-annually in arrears on May 30 and November 30 of each year, beginning on November 30, 2009. We cannot redeem the notes prior to maturity. We incurred costs of approximately $1.7 million in connection with the issuance, primarily composed of underwriting, legal and SEC registration fees. We completed the issuance primarily in connection with our intention to redeem the U.S. Treasury’s preferred equity investment received in October 2008 under the TARP Capital Purchase Program.

In March 2009, we issued an aggregate of $1.5 billion of 2.15% fixed-rate senior notes that mature on April 30, 2012, with interest payable semi-annually in arrears on April 30 and October 30 of each year, beginning on April 30, 2009. We have the option to redeem the notes before their maturity if we become obligated to pay certain additional amounts because of changes in the laws or regulations of any U.S. taxing authority. These senior notes are guaranteed by the FDIC under the TLGP. If we fail to make a timely payment of any principal or interest, the FDIC is obligated to make such payment following required notification. The FDIC’s guarantee of the notes will expire upon their redemption or on April 30, 2012. We incurred costs of approximately $5 million in connection with the issuance, primarily composed of underwriting, legal and SEC registration fees. Upon issuance of the senior notes, we paid the FDIC approximately $47.5 million to utilize the guarantee. The aggregate of the FDIC guarantee fee and other issuance costs will be amortized as a reduction of net interest revenue in our consolidated statement of income over the term of the notes.

At December 31, 2009 and 2008, $452 million and $470 million, respectively, were included in long-term debt related to the capital leases for One Lincoln Street and the One Lincoln Street parking garage. In addition, at December 31, 2009 and 2008, long-term debt included $290 million and $263 million related to an office facility in the U.K. See note 19 for additional information.

State Street Bank Issuances:

In March 2009, State Street Bank issued an aggregate of $2.45 billion of fixed- and floating-rate senior notes. Of the total notes issued, $1 billion of 1.85% fixed-rate senior notes mature on March 15, 2011, and interest is payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2009. In addition, $1.45 billion of floating-rate senior notes mature on September 15, 2011, and interest is payable quarterly at the three-month LIBOR rate plus 20 basis points on March 15, June 15, September 15 and December 15 of each year, beginning on June 15, 2009. The interest on the floating-rate senior notes will reset quarterly on each interest payment date each year, beginning on June 15, 2009.

State Street Bank has the option to redeem the notes before their maturity if it becomes obligated to pay additional interest because of changes in the laws or regulations of any U.S. taxing authority. The aggregate senior notes are guaranteed by the FDIC under the TLGP. If State Street Bank fails to make a timely payment of any principal or interest, the FDIC is obligated to make such payment following required notification. The FDIC’s guarantee of the notes will expire upon redemption of the notes or on each of the notes’ respective maturities. Upon issuance of the senior notes, State Street Bank paid the FDIC approximately $56 million to utilize the guarantee. State Street Bank incurred costs of approximately $5 million in connection with the issuance, primarily composed of underwriting and legal fees. The aggregate of the FDIC guarantee fee and other issuance costs will be amortized as a reduction of net interest revenue in our consolidated statement of income over the term of the notes.

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

Note 10.    Commitments and Contingencies

Credit-Related Commitments and Contingencies:

Credit-related financial instruments, which are off-balance sheet, include indemnified securities financing, unfunded commitments to extend credit or purchase assets, and standby letters of credit. The potential loss associated with indemnified securities financing, unfunded commitments and standby letters of credit is equal to the total gross contractual amount, which does not consider the value of any collateral.

The following table summarizes the total gross contractual amounts of credit-related off-balance sheet financial instruments at December 31. Amounts reported do not reflect participations to independent third parties.

(In millions)	2009	2008
Indemnified securities financing	$365,251	$324,590
Asset purchase agreements(1)	8,211	31,780
Unfunded commitments to extend credit	18,078	20,981
Standby letters of credit	4,784	6,061

(1)	Amount for 2009 excludes agreements related to the commercial paper conduits, which were consolidated in May 2009; see note 11.

Approximately 81% of the unfunded commitments to extend credit expire within one year from the date of issue. Since many of these commitments are expected to expire or renew without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

Securities Finance:

On behalf of our customers, we lend their securities to creditworthy brokers and other institutions. We generally indemnify our customers for the fair market value of those securities against a failure of the borrower to return such securities. Collateral funds received in connection with our securities finance services are held by us as agent and are not recorded in our consolidated statement of condition. We require the borrowers to provide collateral in an amount equal to or in excess of 100% of the fair market value of the securities borrowed. The borrowed securities are revalued daily to determine if additional collateral is necessary. In this regard, we held, as agent, cash and U.S. government securities with an aggregate fair value of $375.92 billion and $333.07 billion as collateral for indemnified securities on loan at December 31, 2009 and 2008, respectively, presented in the table above.

The collateral held by us is invested on behalf of our customers in accordance with their guidelines. In certain cases, the collateral is invested in third-party repurchase agreements, for which we indemnify the customer against loss of the principal invested. We require the repurchase agreement counterparty to provide collateral in an amount equal to or in excess of 100% of the amount of the repurchase agreement. The indemnified repurchase agreements and the related collateral are not recorded in our consolidated statement of condition. Of the collateral of $375.92 billion at December 31, 2009 and $333.07 billion at December 31, 2008 referenced above, $77.73 billion at December 31, 2009 and $68.37 billion at December 31, 2008 was invested in indemnified repurchase agreements. We held, as agent, cash and securities with an aggregate fair value of $82.62 billion and $71.87 billion as collateral for indemnified investments in repurchase agreements at December 31, 2009 and December 31, 2008, respectively.

Legal Proceedings:

In the ordinary course of business, we and our subsidiaries are involved in disputes, litigation and regulatory inquiries and investigations, both pending and threatened. These matters, if resolved adversely against us, may result in monetary damages, fines and penalties or require changes in our business practices. The resolution of these proceedings is inherently difficult to predict. However, we do not believe that the amount of any judgment, settlement or other action arising from any pending proceeding will have a material adverse effect on our consolidated financial condition, although the outcome of certain of the matters described below may have a material adverse effect on our consolidated results of operations for the period in which such matter is resolved or a reserve is determined to be required. We may be subject to proceedings in the future that, if adversely resolved, would have a material adverse effect on our businesses or on our future consolidated results of operations or financial condition.

On February 4, 2010, we announced that we had entered into settlements with the SEC, the Massachusetts Attorney General and the Massachusetts Securities Division of the Office of the Secretary of State to resolve their investigations into losses incurred by, and disclosures made with respect to, certain active fixed-income strategies managed by SSgA during 2007 and earlier periods. In reaching these settlements, we neither admitted nor denied the allegations made by the regulators. Under the terms of the agreements, we agreed to establish a $313 million fair fund, which includes a fine of $50 million and disgorgement of advisory fees and interest of approximately $8 million. The fair fund will be distributed to affected investors in the active fixed-income strategies. The settlement with the SEC is subject to approval by a federal court. Combined with approximately $350 million in prior customer settlements, the total compensation to investors will total approximately $663 million. Under the settlements with the Commonwealth of Massachusetts, we agreed to pay $10 million to each of the Massachusetts Secretary of State and the Massachusetts Attorney General. Our previously established legal reserve will fully cover the cost of these regulatory settlements.

The SEC had previously requested information regarding two registered funds that invested in sub-prime securities. These funds were not covered by this settlement and the SEC staff has declined to advise us of the status of its inquiry with regard to those funds. As of June 30, 2007, these funds had net assets of less than $300 million, and the net asset value per share of the funds experienced an average decline of approximately 7.23% during the third quarter of 2007. Average returns for industry peer funds were positive during the same period. The U.S. Attorney’s office in Boston has also requested information in connection with our active-fixed income strategies. Several customers who invested in the SSgA active fixed-income strategies covered by the settlement with the SEC have filed litigation claims against us. Of the seven lawsuits filed, we have settled three, including an $89.75 million ERISA class action settlement.

Our U.K. affiliate is currently engaged in an arbitration proceeding in the U.K. arising from its conduct as investment manager of a separate investment account. The claimants allege that we breached certain investment guidelines applicable to the accounts, resulting in alleged losses of approximately €132 million.

An indirect participant in certain of the collective funds managed by SSgA which engage in securities lending commenced during 2009 a putative class action on behalf of all investors in such funds that are ERISA benefit plans. Such action alleges, among other things, that we failed to exercise prudence in the management of our collateral pools in which the collective funds had invested cash collateral from securities lending. A second, related class action complaint was filed in December 2009 by a direct investor in an SSgA lending fund. The complaint additionally alleges that investors in the SSgA lending funds were injured as a result of the limitations on withdrawals from our lending programs imposed in October 2008. In addition, two participants in our securities lending program have brought suit in Missouri challenging actions taken by us in response to their withdrawal from the program. We believe that the withdrawals were unauthorized and that we acted in the best interests of all program participants. In February 2010, one of these customers threatened to commence litigation against us. As previously disclosed, we have also been responding to inquiries from the SEC in connection with our cash collateral pools.

The Attorney General of the State of California has commenced an action under the California False Claims Act and California Business and Professional Code related to services State Street provides to California state pension plans. The California Attorney General asserts that the pricing of certain foreign exchange transactions for these pension plans was not consistent with the terms of the applicable custody contracts and related disclosures to the plans, and that, as a result, State Street made false claims and engaged in unfair competition. The Attorney General asserts actual damages of $56 million for periods from 2001 to 2007 and seeks additional penalties. A similar action has been commenced in the District of Columbia by an anonymous whistleblower who purports to sue on behalf of DC public pension funds. We provide custody and foreign exchange services to government pension plans in other jurisdictions, and attorneys general from a number of these other jurisdictions, as well as the U.S. Attorney General’s office, have requested information in connection with inquiries into our foreign exchange pricing.

Two related securities class actions against us were commenced between December 2009 and January 2010. In addition, two participants in the State Street Salary Savings Program have filed class action complaints purportedly on behalf of participants and beneficiaries who invested in the program’s State Street stock option. Those complaints were filed in May 2009 and February 2010. The complaints, all of which are pending in federal court in Boston, allege violations of the federal securities laws and ERISA in connection with our foreign exchange trading business, our investment securities portfolio and our asset-backed commercial paper conduits program. In addition, two State Street shareholders have filed a shareholder derivative complaint in Massachusetts state court alleging fiduciary breaches by present and former directors and officers of State Street in connection with the SSgA active fixed-income matters discussed above. We have moved to dismiss the complaint based on the Board of Directors’ consideration and rejection of the shareholders’ original demand letter.

We managed, through SSgA, four common trust funds for which, in our capacity as manager and trustee, we appointed Lehman as prime broker. As of September 15, 2008 (the date two of the Lehman entities involved entered insolvency proceedings), these funds had cash and securities held by Lehman with net asset values of approximately $312 million. Some customers who invested in the funds managed by us brought litigation against us seeking compensation and additional damages, including double or treble damages, for their alleged losses in connection with our prime brokerage arrangements with Lehman’s entities. A total of seven customers were invested in such funds, of which four currently have suits pending against us. Three cases are pending in federal court in Boston and the fourth is pending in Nova Scotia. We have entered into settlements with two customers, one of which was entered into after the customer obtained a €42 million judgment from a Dutch court. At September 15, 2008, the five customers with whom we have not entered into settlement agreements had approximately $180 million invested in the funds at issue.

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

We originally recorded net interest revenue and deferred tax liabilities with respect to our SILO transactions based on projected pre-tax and tax cash flows. In consideration of the terms of the settlement offer and the context in which it was issued, we revised our projections of the timing and amount of tax cash flows and reflected those revisions in our leveraged lease accounting (see note 17). We also substantially reserved for tax-related interest expense that we may incur upon resolution of this matter.

While it is unclear whether we will be able to reach an acceptable resolution with the IRS, management believes we are sufficiently accrued as of December 31, 2009 for tax exposures, including exposures related to SILO transactions, and related interest expense. If management revises its evaluation of this tax position in a future period, the effect of the revision will be recorded in income tax expense in that period.

Other Contingencies:

In the normal course of our business, we offer products that provide book-value protection primarily to plan participants in stable value funds managed by non-affiliated investment managers of postretirement defined contribution benefit plans, particularly 401(k) plans. The book-value protection is provided on portfolios of intermediate, investment grade fixed-income securities, and is intended to provide safety and stable growth of principal invested. The protection is intended to cover any shortfall in the event that a significant number of plan participants withdraw funds when book value exceeds market value and the liquidation of the assets is not sufficient to redeem the participants. To manage our exposure associated with this contingency, we impose significant restrictions and constraints on the timing and cause of the withdrawals, the manner in which the portfolio is liquidated and the funds are accessed, and the investment parameters of the underlying portfolio. These constraints, combined with structural protections, are designed to provide adequate cushion and guard against payments even under extreme stress scenarios.

As of December 31, 2009 and 2008, the aggregate notional amount of these contingencies, which are individually accounted for as derivative financial instruments, totaled $52.95 billion and $54.83 billion, respectively. The notional amounts of these contingencies are presented as trading derivatives, specifically written options, in the table of aggregate notional amounts of derivative financial instruments in note 16. As of December 31, 2009, we have not made a payment under these contingencies. Management believes that the probability of material payment under these contingencies is remote.

In the normal course of our business, we hold assets under custody and management in a custodial or fiduciary capacity. Management conducts regular reviews of its responsibilities in this regard and considers the results in preparing the consolidated financial statements. In this regard, in the opinion of management, no contingent liabilities existed at December 31, 2009, that would have had a material adverse effect on State Street’s consolidated results of operations or financial condition.

Note 11.    Securitizations and Variable Interest Entities

Tax-Exempt Investment Program:

In the normal course of our business, we structure and sell certificated interests in pools of tax-exempt investment-grade assets, principally to our mutual fund customers. We structure these pools as partnership trusts, and the trusts are recorded in our consolidated statement of condition as investment securities available for sale and other short-term borrowings. We may also provide liquidity and re-marketing services to the trusts. As of December 31, 2009 and 2008, we carried investment securities available for sale, composed of securities related to state and political subdivisions, with a fair value of $3.13 billion and $3.05 billion, respectively, and other short-term borrowings (see note 8) of $2.74 billion and $2.86 billion, respectively, in our consolidated statement of condition in connection with these trusts.

We transfer assets to the trusts from our investment securities portfolio at adjusted book value, and the trusts finance the acquisition of these assets by selling certificated interests issued by the trusts to third-party investors and to State Street as residual holder. These transfers do not meet the de-recognition criteria of current GAAP, and therefore are recorded in our consolidated financial statements. The trusts had a weighted-average life of approximately 8.1 years at December 31, 2009, compared to approximately 8.3 years at December 31, 2008. Under separate legal agreements, we provide standby bond purchase agreements to these trusts, which obligate State Street to acquire the certificated interests at par value in the event that the re-marketing agent is unable to place the certificated interests with investors. Our obligations as standby bond purchase agreement provider terminate in the event of the following credit events: payment default, bankruptcy of the issuer or credit enhancement provider, the imposition of taxability, or the downgrade of an asset held by the trust below investment grade. Our commitments to the trusts under these standby bond purchase agreements totaled $2.83 billion at December 31, 2009, none of which was utilized at period-end. In the event that our obligations under these agreements are triggered, no material impact to our consolidated results of operations or financial condition is expected to occur, because the securities are already recorded at fair value in our consolidated statement of condition.

Asset-Backed Commercial Paper Program:

In the normal course of our business, we sponsor and administer multi-seller asset-backed commercial paper programs, or conduits. The conduits obtain funding through our customer deposit base, the issuance of commercial paper to independent third parties or other short-term sources of liquidity, and hold diversified investments, which are primarily mortgage- and asset-backed securities purchased from independent third parties, collateralized by mortgages, student loans, automobile and equipment loans and credit card receivables, among other asset types.

In May 2009, we elected to take action that resulted in the consolidation onto our consolidated balance sheet, for financial reporting purposes, of all of the assets and liabilities of the conduits. The consolidation was required by GAAP following the voluntary redemption by us, as administrator of the conduits, of the conduits’ aggregate outstanding subordinated debt, or first-loss notes, of approximately $67 million. We consolidated the conduits only for accounting purposes and did not legally acquire all of their assets and liabilities.

Pursuant to the provisions of current GAAP which govern the accounting for SPEs, our redemption of the first-loss notes resulted in our determination that we were the primary beneficiary of the conduits, and as a result we were required to consolidate them. As required by GAAP, we recorded the conduits’ aggregate assets and liabilities in our consolidated balance sheet at their estimated fair values on the date of consolidation, and recorded a pre-tax extraordinary loss of approximately $6.10 billion, or approximately $3.68 billion after-tax, in our consolidated statement of income. This loss was primarily related to the difference between the fair value of the conduits’ aggregate assets, primarily mortgage- and asset-backed securities, and the conduits’ aggregate liabilities, primarily short-term borrowings composed of commercial paper issued by the conduits.

The difference between the aggregate fair value of the conduits’ investment securities and their par value on the date of consolidation created a discount. Based on a detailed security-by-security analysis, we believe that the vast majority of this discount is related to factors other than credit. To the extent that the projected future cash flows from the securities exceed their recorded carrying amounts, the portion of the discount not related to credit will accrete into interest revenue over the securities’ remaining terms. Subsequent to the consolidation, we recorded accretion of approximately $621 million in net interest revenue in our 2009 consolidated statement of income.

Collateralized Debt Obligations

We manage a series of collateralized debt obligations, referred to as CDOs. A CDO is a managed investment vehicle which purchases a portfolio of diversified assets. A CDO funds purchases through the issuance of several tranches of debt and equity, the repayment and return of which are linked to the performance of the assets in the CDO. Typically, our involvement is as collateral manager. We may also invest in a small percentage of the debt issued. These entities typically meet the definition of a variable interest entity as defined by current GAAP. We are not the primary beneficiary of these CDOs, as defined by GAAP, and do not record these CDOs in our consolidated financial statements. At both December 31, 2009 and 2008, total assets in these CDOs were $2.00 billion. We did not acquire or transfer any investment securities to a CDO during 2009 or 2008.

Note 12.    Shareholders’ Equity

Accumulated Other Comprehensive Loss:

Accumulated other comprehensive loss included the following components as of December 31:

(In millions)	2009	2008	2007
Foreign currency translation	$281	$68	$331
Net unrealized loss on hedges of net investments in non-U.S. subsidiaries	(14)	(14)	(15)
Net unrealized loss on available-for-sale securities	(1,636)	(5,205)	(678)
Net unrealized loss on fair value hedges of available-for-sale securities	(113)	(242)	(55)
Losses from other-than-temporary impairment on available-for-sale securities related to factors other than credit	(159)	—	—
Losses from other-than-temporary impairment on held-to-maturity securities related to factors other than credit	(387)	—	—
Minimum pension liability	(192)	(229)	(146)
Net unrealized loss on cash flow hedges	(18)	(28)	(12)

Total	$(2,238)	$(5,650)	$(575)

The net after-tax unrealized loss on available-for-sale securities of $1.64 billion and $5.21 billion as of December 31, 2009 and December 31, 2008, respectively, included $635 million and $1.39 billion, respectively, of net after-tax unrealized losses related to securities reclassified from securities available for sale to securities held to maturity. The decrease in the losses related to transfers compared to December 31, 2008 resulted from amortization and from the recognition of losses from other-than-temporary impairment on certain of the securities. Additional information is provided in note 3.

For the year ended December 31, 2009, we realized net gains of $368 million from sales of available-for-sale securities. Unrealized pre-tax gains of $46 million were included in other comprehensive income at December 31, 2008, net of deferred taxes of $18 million, related to these sales.

For the year ended December 31, 2008, we realized net gains of $68 million from sales of available-for-sale securities. Unrealized pre-tax gains of $71 million were included in other comprehensive income at December 31, 2007, net of deferred taxes of $28 million, related to these sales.

For the year ended December 31, 2007, we realized net gains of $7 million on sales of available-for-sale securities. Unrealized pre-tax losses of $32 million were included in other comprehensive income at December 31, 2006, net of deferred taxes of $13 million, related to these sales.

Preferred Stock:

In October 2008, in connection with the U.S. Treasury’s capital purchase program, we issued 20,000 shares of our Series B fixed-rate cumulative perpetual preferred stock, $100,000 liquidation preference per share, and a warrant to purchase 5,576,208 shares of our common stock at an exercise price of $53.80 per share, to Treasury, and received aggregate proceeds of $2 billion. The aggregate proceeds were allocated to the preferred stock and the warrant based on their relative fair values on the date of issuance. As a result, approximately $1.88 billion and $121 million, respectively, were allocated to the preferred stock and the warrant. The difference between the initial value of $1.88 billion allocated to the preferred stock and the liquidation amount of $2 billion was intended to be charged to retained earnings and credited to the preferred stock over the period that the preferred stock was outstanding, using the effective yield method. For 2008 and 2009, these charges to retained earnings reduced net income available to common shareholders by $4 million and $11 million, respectively, and reduced basic and diluted earnings per common share for those periods. These calculations are presented in note 22.

The preferred shares qualified as tier 1 regulatory capital, and paid cumulative quarterly dividends at a rate of 5% per year. For 2008 and 2009, the accrual of dividends on the preferred shares reduced net income available to common shareholders by $18 million and $46 million, respectively, and reduced basic and diluted earnings per common share for those periods. These calculations are presented in note 22. The warrant was immediately exercisable, and originally had a 10-year term. The exercise price of $53.80 per share was based upon the average of the closing prices of our common stock during the 20-trading day period prior to our election to participate in the program.

In June 2009, subsequent to the May 2009 public offering described below under “Common Stock,” we repaid the full amount of Treasury’s $2 billion equity investment by redeeming all of the outstanding shares of the Series B preferred stock at its aggregate liquidation amount plus accrued dividends, or approximately $2 billion. The excess of the aggregate liquidation amount over the then $1.89 billion carrying value of the preferred stock, which totaled approximately $106 million, was prepaid and recorded as a reduction of retained earnings, and thus affected earnings available to common shareholders for 2009. The effect of the prepayment of the preferred stock discount on earnings available to common shareholders is presented in note 22.

In July 2009, we repurchased the common stock warrant, originally issued to Treasury as part of its overall investment, at its fair value of $60 million. As a result of the May 2009 public offering described below under “Common Stock,” the number of shares underlying the warrant then held by Treasury was reduced by one-half of the original number of common shares underlying the warrant. While the repurchase of the warrant reduced shareholders’ equity, it did not affect our earnings available to common shareholders, because it was recorded as a reduction of surplus.

Common Stock:

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

In June 2008, we completed a public offering of approximately 40.55 million shares of our common stock. The public offering price was $70 per share, and aggregate proceeds from the offering, net of underwriting commissions and related offering costs, totaled approximately $2.75 billion. Underwriting commissions totaled approximately $85 million. Of the total shares issued, approximately 7.39 million shares were issued out of treasury stock, and the remaining 33.16 million shares were newly issued. We executed the offering pursuant to our current universal shelf registration statement filed with the SEC.

No shares of our common stock were purchased during 2009 under existing Board authorization. As of December 31, 2009, approximately 13.25 million shares remained available for future purchase under the Board authorization. In January 2008, under an existing authorization by our Board of Directors, we purchased 552,000 shares of our common stock, at an average historical cost per share of approximately $75, in connection with a $1 billion accelerated share repurchase program that concluded on January 18, 2008. During 2007, under the then-existing authorization by the Board, we purchased 13.4 million shares of our common stock, at an average historical cost per share of approximately $75, in connection with the above-described accelerated share repurchase program. We generally employ third-party broker/dealers to acquire shares on the open market in connection with our common stock purchase program.

Our common shares may be acquired for other deferred compensation plans, held by an external trustee, that are not part of our common stock purchase program. As of December 31, 2009, on a cumulative basis, approximately 431,832 shares have been purchased and are held in trust. These shares are recorded as treasury stock in our consolidated statement of condition.

Note 13.    Fair Value

Fair Value Measurements:

We carry trading account assets, investment securities available for sale and various types of derivative financial instruments at fair value in our consolidated statement of condition on a recurring basis. Changes in fair value of these financial assets and liabilities are recorded either as components of our consolidated statement of income or as components of other comprehensive income within shareholders’ equity in our consolidated statement of condition.

We measure fair value for the above-described financial assets and liabilities in accordance with accounting standards which govern the measurement of the fair value of financial instruments. Management believes that its valuation techniques and underlying assumptions used to measure fair value conform to the provisions of these standards. We categorize the financial assets and liabilities that we carry at fair value based upon a prescribed three-level valuation hierarchy. The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (level 1) and the lowest priority to valuation methods using significant unobservable inputs (level 3). If the inputs used to measure a financial asset or liability cross different levels of the hierarchy, categorization is based on the lowest-level input that is significant to the fair value measurement. Management’s assessment of the significance of a particular input to the overall fair value measurement of a financial asset or liability requires judgment, and considers factors specific to that asset or liability. The three levels are described below.

Level 1. Financial assets and liabilities with values based on unadjusted quoted prices for identical assets or liabilities in an active market. Examples of level 1 financial instruments include active exchange-traded equity securities and certain U.S. government securities. We categorized approximately $10.06 billion of our financial assets, substantially composed of U.S. government securities, and $5 million of our financial liabilities in level 1 at December 31, 2009.

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

Our level 2 financial assets predominately included various types of interest-rate and foreign exchange derivative instruments and fixed-income investment securities. We categorized approximately $61.61 billion of trading account assets, investment securities available for sale and derivative instruments, and approximately $6.48 billion of derivative instruments, in level 2 financial assets and liabilities, respectively, at December 31, 2009.

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

We categorized approximately $7.56 billion of investment securities available for sale, primarily asset-backed securities, as well as derivative instruments, and $147 million of derivative instruments, in level 3 financial assets and liabilities, respectively, at December 31, 2009.

The following tables present information with respect to our financial assets and liabilities carried at fair value in our consolidated statement of condition as of December 31, 2009 and 2008.

	Fair Value Measurements on a Recurring Basis as of December 31, 2009
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets	$53	$95			$148
Investment securities available for sale:
U.S. Treasury and federal agencies:
Direct obligations	10,004	1,158			11,162
Mortgage-backed securities	—	14,878	$58		14,936
Asset-backed securities	—	19,140	5,389		24,529
Collateralized mortgage obligations	—	2,210	199		2,409
State and political subdivisions	—	5,935	2		5,937
Non-U.S. debt securities	—	8,534	1,777		10,311
Other debt securities	—	2,231	3		2,234
Money-market mutual funds	—	1,110	—		1,110
Non-U.S. equity securities	—	35	—		35
Other equity securities	—	36	—		36

Total investment securities available for sale	10,004	55,267	7,428		72,699
Other assets	—	6,251	128	$(1,868)	4,511

Total assets carried at fair value	$10,057	$61,613	$7,556	$(1,868)	$77,358

Liabilities:
Other liabilities	$5	$6,483	$147	$(1,868)	$4,767

Total liabilities carried at fair value	$5	$6,483	$147	$(1,868)	$4,767

(1)	Represents counterparty netting against level 2 financial assets and liabilities, where a legally enforceable master netting agreement exists between State Street and the counterparty.

	Fair Value Measurements on a Recurring Basis as of December 31, 2008
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets	$28	$421	$366		$815
Investment securities available for sale:
U.S. Treasury and federal agencies:
Direct obligations	10,096	1,483	—		11,579
Mortgage-backed securities	—	10,796	2		10,798
Asset-backed securities	—	8,432	7,841		16,273
Collateralized mortgage obligations	—	1,437	4		1,441
State and political subdivisions	—	5,711	1		5,712
Non U.S. debt securities	—	4,703	1,011		5,714
Other debt securities	—	2,132	28		2,160
Money-Market mutual funds	—	344	—		344
Non-U.S. equity securities	—	123	—		123
Other equity securities	—	19	—		19

Total investment securities available for sale	10,096	35,180	8,887		54,163
Other assets	—	17,769	760	$(6,586)	11,943

Total assets carried at fair value	$10,124	$53,370	$10,013	$(6,586)	$66,921

Liabilities:
Other liabilities	—	$18,085	$857	$(6,586)	$12,356

Total liabilities carried at fair value	—	$18,085	$857	$(6,586)	$12,356

(1)	Represents counterparty netting against level 2 financial assets and liabilities, where a legally enforceable master netting agreement exists between State Street and the counterparty.

The following tables present activity related to our financial assets and liabilities categorized in level 3 of the valuation hierarchy for the years ended December 31, 2009 and 2008. Transfers out of level 3 during the year ended December 31, 2009 were substantially related to asset-backed securities, for which fair value was measured using prices for which market-observable information became available.

	Fair Value Measurements Using Significant Unobservable Inputs Year Ended December 31, 2009
		Total Realized and Unrealized Gains (Losses)		Purchases, Issuances and Settlements, Net	Transfers Into and/ or Out of Level 3	Fair Value at December 31, 2009	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at December 31, 2009
(In millions)	Fair Value at December 31, 2008	Recorded in Revenue	Recorded in Other Comprehensive Income
Assets:
Trading account assets	$366				$(366)	$—
Investment securities available for sale:
U.S. Treasury and federal agencies:
Mortgage-backed securities	2			$56	—	58
Asset-backed securities	7,841		$281	288	(3,021)	5,389
Collateralized mortgage obligations	4	$(119)	(6)	324	(4)	199
State and political subdivisions	1	—	—	2	(1)	2
Non-U.S. debt securities	1,011	18	1,051	1,071	(1,374)	1,777
Other debt securities	28	—	—	(25)	—	3

Total investment securities available for sale:	8,887	(101)	1,326	1,716	(4,400)	7,428
Other assets	760	(366)	—	(266)	—	128	$(71)

Total assets	$10,013	$(467)	$1,326	$1,450	$(4,766)	$7,556	$(71)

	Fair Value Measurements Using Significant Unobservable Inputs Year Ended December 31, 2009
		Total Realized and Unrealized (Gains) Losses		Purchases, Issuances and Settlements, Net	Transfers Into and/ or Out of Level 3	Fair Value at December 31, 2009	Change in Unrealized (Gains) Losses Related to Financial Instruments Held at December 31, 2009
(In millions)	Fair Value at December 31, 2008	Recorded in Revenue	Recorded in Other Comprehensive Income
Liabilities:
Other liabilities	$857	$(445)	—	$(265)	—	$147	$(116)

Total liabilities	$857	$(445)	—	$(265)	—	$147	$(116)

	Fair Value Measurements Using Significant Unobservable Inputs Year Ended December 31, 2008
	Fair Value at January 1, 2008	Total Realized and Unrealized Gains (Losses)		Purchases, Issuances and Settlements, Net	Transfers Into and/ or Out of Level 3	Fair Value at December 31, 2008	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at December 31, 2008
(In millions)		Recorded in Revenue	Recorded in Other Comprehensive Income
Assets:
Trading account assets				$366		$366
Investment securities available for sale:
U.S. Treasury and federal agencies:
Mortgage-backed securities	$327			(1)	$(324)	2
Asset-backed securities	1,911	$124	$(1,624)	783	6,647	7,841
Collateralized mortgage obligations	459	—	(1)	5	(459)	4
State and political subdivisions	—	—	—	—	1	1
Non-U.S. debt securities	3,863	28	(223)	(119)	(2,538)	1,011	$2
Other debt securities	—	—	4	21	3	28	—

Total investment securities available for sale:	6,560	152	(1,844)	689	3,330	8,887	2
Other assets	374	524	—	(132)	(6)	760	385

Total assets	$6,934	$676	$(1,844)	$923	$3,324	$10,013	$387

	Fair Value Measurements Using Significant Unobservable Inputs Year Ended December 31, 2008
	Fair Value at January 1, 2008	Total Realized and Unrealized (Gains) Losses		Purchases, Issuances and Settlements, Net	Transfers Into and/ or Out of Level 3	Fair Value at December 31, 2008	Change in Unrealized (Gains) Losses Related to Financial Instruments Held at December 31, 2008
(In millions)		Recorded in Revenue	Recorded in Other Comprehensive Income
Liabilities:
Other liabilities	$399	$567	—	$(108)	$(1)	$857	$431

Total liabilities	$399	$567	—	$(108)	$(1)	$857	$431

For our financial assets and liabilities categorized in level 3, total realized and unrealized gains and losses for the years ended December 31, 2009 and 2008 were recorded in revenue as follows:

	Year Ended December 31, 2009
(In millions)	Total Realized and Unrealized Gains (Losses) Recorded in Revenue(1)	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at December 31, 2009
Fee revenue:
Trading services	$38	$(5)
Processing fees and other	50	50

Total fee revenue	88	45
Net interest revenue	(101)	—

Total revenue	$(13)	$45

(1)	Excludes unrealized losses on written options related to book-value protection provided to stable value funds, which are recorded in other expenses in our consolidated statement of income, and totaled $9 million for the year ended December 31, 2009.

	Year Ended December 31, 2008
(In millions)	Total Realized and Unrealized Gains (Losses) Recorded in Revenue	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at December 31, 2008
Fee revenue:
Trading services	$(19)	$(22)
Processing fees and other	(32)	(24)

Total fee revenue	(51)	(46)
Net interest revenue	162	—
Gains (Losses) related to investment securities, net	(2)	2

Total revenue	$109	$(44)

Fair Values of Financial Instruments:

Fair value estimates for financial instruments not carried at fair value on a recurring basis in our consolidated statement of condition, as defined by current accounting standards, are generally subjective in nature, and are made as of a specific point in time based on the characteristics of the financial instruments and relevant market information. Disclosure of fair value estimates is not required by these standards for certain items, such as lease financing, equity method investments, obligations for pension and other post-retirement plans, premises and equipment, other intangible assets and income tax assets and liabilities. Accordingly, aggregate fair value estimates presented do not purport to represent, and should not be considered representative of, our underlying “market” or franchise value. In addition, because of potential differences in methodologies and assumptions used to estimate fair values, our fair value estimates should not be compared to those of other financial institutions.

We use the following methods to estimate the fair value of financial instruments:

•	For financial instruments that have quoted market prices, those quoted prices are used to estimate fair value.

•

Financial instruments that have no defined maturity, have a remaining maturity of 180 days or less, or reprice frequently to a market rate, are assumed to have a fair value that approximates reported value, after taking into consideration any applicable credit risk.

•

For financial instruments where no quoted market prices are available, fair value is estimated using information obtained from third parties, or by discounting the expected cash flow(s) using an estimated current market interest rate for the financial instrument.

The short duration of our assets and liabilities results in a significant number of financial instruments for which fair value equals or closely approximates the amount reported in our consolidated statement of condition. These financial instruments are reported in the following captions in our consolidated statement of condition: cash and due from banks; interest-bearing deposits with banks; securities purchased under resale agreements; accrued income receivable; deposits; securities sold under repurchase agreements; federal funds purchased; and short-term borrowings. In addition, due to the relatively short duration of a portion of our net loans (excluding leases), we consider fair value for these loans to approximate their reported value. The fair value of other types of loans, such as the structured asset-backed loans added in connection with the May 2009 conduit consolidation and the commercial real estate loans acquired in 2008 pursuant to indemnification obligations, is estimated by discounting expected future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings for the same remaining maturities. Loan commitments have no reported value because terms are at prevailing market rates.

The reported amounts and estimated fair values for financial instruments defined by current accounting standards, excluding the aforementioned short-term financial instruments and financial assets and liabilities carried at fair value on a recurring basis, were as follows as of December 31, 2009 and 2008:

(In millions)	Reported Amount	Fair Value
2009:
Financial Assets:
Investment securities held to maturity	$20,877	$20,928
Net loans (excluding leases)	9,013	8,729

Financial Liabilities:
Long-term debt	8,838	8,461

2008:
Financial Assets:
Investment securities:
Purchased under money market liquidity facility	$6,087	$6,101
Held to maturity	15,767	14,311
Net loans (excluding leases)	7,269	7,269

Financial Liabilities:
Long-term debt	4,419	3,510

Note 14.    Equity-Based Compensation

In May 2009, our shareholders amended the 2006 Equity Incentive Plan to increase the number of shares of common stock approved for issuance for stock and stock-based awards, including stock options, stock appreciation rights, restricted stock, deferred stock and performance awards, from 20,000,000 shares to 37,000,000 shares. As of December 31, 2007, 6,461,698 shares have been awarded under the 2006 Plan. As of December 31, 2008, 12,173,627 shares have been awarded under the 2006 Plan. As of December 31, 2009, 17,478,342 shares have been awarded under the 2006 Plan.

In addition, up to 8,000,000 shares from our 1997 Equity Incentive Plan which were available to issue or became available to issue due to cancellations and forfeitures, may be awarded under the 2006 Plan. The 1997 Plan expired on December 18, 2006. As of December 31, 2009, 5,038,674 shares from the 1997 Plan have been added to, and may be awarded from, the 2006 Plan. We have stock options outstanding from the 1997 Plan under which no further grants can be made.

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

We record compensation expense, equal to the estimated fair value of the options on the grant date, on a straight-line basis over the options’ vesting periods. We use a Black-Scholes option-pricing model to estimate the fair value of the options granted. The weighted-average assumptions used in connection with the option-pricing model were as follows for the years indicated:

	2009	2008	2007
Dividend yield	4.82%	1.32%	1.34%
Expected volatility	26.70	21.00	23.30
Risk-free interest rate	2.49	3.17	4.69
Expected option lives (in years)	7.8	7.8	7.8

Compensation expense related to stock options, stock appreciation rights, restricted stock awards, deferred stock awards and performance awards, which we record as a component of salaries and employee benefits expense in our consolidated statement of income, was $126 million, $321 million and $272 million for the years ended December 31, 2009, 2008 and 2007, respectively. The 2009 and 2008 expense excluded $13 million and $47 million, respectively, associated with accelerated vesting in connection with the restructuring plan described in note 6. The aggregate income tax benefit recorded in our consolidated statement of income related to the above-described compensation expense was $50 million, $127 million and $109 million for 2009, 2008 and 2007, respectively.

Information about the 2006 Plan and 1997 Plan as of December 31, 2009, and activity during the years ended December 31, 2008 and 2009, is presented below:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Stock Options and Stock Appreciation Rights:
Outstanding at December 31, 2007	16,368	$48.94
Granted	921	81.71
Exercised	(2,926)	44.99
Forfeited or expired	(47)	47.40

Outstanding at December 31, 2008	14,316	51.86
Granted	516	19.31
Exercised	(832)	40.57
Forfeited or expired	(833)	46.32

Outstanding at December 31, 2009	13,167	$51.64	4.10	$24.8

Exercisable at December 31, 2009	11,172	$50.12	3.42	$12.0

The weighted-average grant date fair value of options granted in 2009, 2008 and 2007 was $2.96, $21.06 and $22.44, respectively. The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007, was $5 million, $102 million and $129 million, respectively. As of December 31, 2009, total unrecognized compensation cost, net of estimated forfeitures, related to stock options and stock appreciation rights was $7 million, which is expected to be recognized over a weighted-average period of 21 months.

Other stock awards and related activity consisted of the following for the years ended December 31, 2008 and 2009:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Restricted Stock Awards:
Outstanding at December 31, 2007	554	$64.77
Granted	219	81.70
Vested	(265)	61.95
Forfeited	(19)	63.03

Outstanding at December 31, 2008	489	73.95
Granted	1,075	34.58
Vested	(279)	72.66
Forfeited	(38)	22.00

Outstanding at December 31, 2009	1,247	$41.87

The weighted-average grant date fair value of restricted stock awards granted in 2007 was $69.06 per share. The total fair value of restricted stock awards vested was $20 million, $16 million and $11 million for 2009, 2008 and 2007, respectively. As of December 31, 2009, total unrecognized compensation cost, net of estimated forfeitures, related to restricted stock was $31 million, which is expected to be recognized over a weighted-average period of 40 months.

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Deferred Stock Awards:
Outstanding at December 31, 2007	5,872	$63.26
Granted	3,570	78.62
Vested	(2,665)	62.29
Forfeited	(313)	72.98

Outstanding at December 31, 2008	6,464	71.59
Granted	3,076	25.51
Vested	(2,843)	67.94
Forfeited	(124)	56.73

Outstanding at December 31, 2009	6,573	$51.88

The weighted-average grant date fair value of deferred stock awards granted in 2007 was $68.33 per share. The total fair value of deferred stock awards vested was $193 million, $166 million and $120 million for 2009, 2008 and 2007, respectively. As of December 31, 2009, total unrecognized compensation cost, net of estimated forfeitures, related to deferred stock awards was $183 million, which is expected to be recognized over a weighted-average period of 27 months.

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Performance Awards:
Outstanding at December 31, 2007	2,258	$63.02
Granted	989	80.90
Forfeited	(542)	73.76
Paid out	(425)	61.02

Outstanding at December 31, 2008	2,280	73.18
Granted	721	19.46
Forfeited	(1,502)	64.96
Paid out	(1,069)	68.01

Outstanding at December 31, 2009	430	$24.14

The weighted-average grant date fair value of performance awards granted in 2007 was $67.84 per share. The total fair value of performance awards paid out was $23 million, $35 million and $33 million for 2009, 2008 and 2007, respectively. As of December 31, 2009, total unrecognized compensation cost, net of estimated forfeitures, related to performance awards was $5 million, which is expected to be recognized over a weighted-average period of 17 months.

We may utilize either treasury shares or authorized but unissued shares to satisfy the issuance of common stock under our equity incentive plans. We do not have a specific policy concerning purchases of our common stock to satisfy stock issuances, including exercises of stock options. We have a general policy concerning purchases of stock to meet common stock issuances under our employee benefit plans, including option exercises and other corporate purposes. Various factors determine the amount and timing of our purchases of our common stock, including our capital requirements, the number of shares we expect to issue under employee benefit plans, market conditions (including the trading price of our common stock), and legal considerations. These factors can change at any time, and neither the number of shares of common stock we may purchase nor the timing of such purchases can be assured.

Note 15.    Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require State Street and State Street Bank to maintain minimum risk-based capital and leverage ratios as set forth in the following table. The risk-based capital ratios are tier 1 capital and total capital, each divided by adjusted total risk-weighted assets and market-risk equivalents, and the tier 1 leverage ratio is tier 1 capital divided by adjusted quarterly average assets. As of December 31, 2009 and 2008, State Street and State Street Bank met all capital adequacy requirements to which they were subject.

As of December 31, 2009, State Street Bank was categorized as “well capitalized” under the regulatory capital adequacy framework. To be categorized as “well capitalized,” State Street Bank must exceed the “well capitalized” guideline ratios, as set forth in the table, and meet certain other requirements. State Street Bank exceeded all “well capitalized” requirements as of December 31, 2009 and 2008. Management believes that there are no conditions or events since December 31, 2009 that have changed the capital category of State Street Bank.

Regulatory capital ratios and related amounts were as follows as of December 31:

	Regulatory Guidelines(1)		State Street		State Street Bank
(Dollars in millions)	Minimum	Well Capitalized	2009	2008	2009	2008
Risk-based ratios(2):
Tier 1 capital	4%	6%	17.7%	20.3%	17.3%	19.8%
Total capital	8	10	19.1	21.6	19.0	21.3
Tier 1 leverage ratio(2)	4	5	8.5	7.8	8.2	7.6
Total shareholders’ equity			$14,491	$12,774	$14,668	$13,339
Capital trust securities			1,450	1,450	—	—
Unrealized loss on available-for-sale securities and cash flow hedges			2,313	5,458	2,309	5,453
Deferred tax liability associated with acquisitions			521	560	521	560
Recognition of pension plan funded status			168	227	168	227
Less:
Goodwill			4,550	4,527	4,387	4,370
Other intangible assets			1,810	1,851	1,716	1,787
Other deductions(3)			578	1	185	—

Tier 1 capital			12,005	14,090	11,378	13,422
Qualifying subordinated debt			999	1,058	999	998
Allowances for on- and off-balance sheet credit exposures			104	38	104	38
Unrealized gain on available-for-sale equity securities			1	—	1	—

Tier 2 capital			1,104	1,096	1,104	1,036
Deduction for investments in finance subsidiaries			(148)	(156)	—	—

Total capital			$12,961	$15,030	$12,482	$14,458

Adjusted total risk-weighted assets and market-risk equivalents:
On-balance sheet(2)			$56,780	$45,855	$54,832	$44,212
Off-balance sheet			10,159	23,364	10,159	23,415
Market-risk equivalents			752	366	703	303

Total			$67,691	$69,585	$65,694	$67,930

Adjusted quarterly average assets(2)			$140,978	$179,905	$138,914	$175,858

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

(2)

Tier 1 and total risk-based capital and tier 1 leverage ratios, as well as on-balance sheet risk-weighted assets and quarterly average adjusted assets, exclude the impact, where applicable, of the asset-backed commercial paper purchased from eligible unaffiliated money market mutual funds under the Federal Reserve’s AMLF, as permitted under the AMLF’s terms and conditions.

(3)	Amounts for 2009 include deferred tax assets not eligible for inclusion in capital.

Cash, Dividend, Loan and Other Restrictions:

During 2009, our banking subsidiaries were required by the Federal Reserve to maintain average aggregate cash balances of approximately $1.21 billion to satisfy reserve requirements. In addition, federal and state banking regulations place certain restrictions on dividends paid by banking subsidiaries to a parent company, and therefore dividends by State Street Bank to the parent company may be subject to prior regulatory approval.

The Federal Reserve Act requires that extensions of credit by State Street Bank to certain affiliates, including the parent company, be secured by specific collateral, that the extension of credit to any one affiliate be limited to 10% of State Street Bank’s capital and surplus, as defined, and that extensions of credit to all such affiliates be limited to 20% of State Street Bank’s capital and surplus.

At December 31, 2009, our consolidated retained earnings included $374 million representing undistributed earnings of unconsolidated entities that are accounted for using the equity method.

Note 16.    Derivative Financial Instruments

We use derivative financial instruments to support our customers’ needs, conduct our trading activities, and manage our interest-rate and currency risk.

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

Foreign exchange contracts involve an agreement to exchange one currency for another currency at an agreed-upon rate and settlement date. Foreign exchange contracts generally consist of foreign exchange forward and spot contracts and option contracts.

Derivative financial instruments involve the management of interest-rate and foreign currency risk, and involve, to varying degrees, market risk and credit and counterparty risk (risk related to repayment). Market risk is defined as the risk of adverse financial impact due to fluctuations in interest rates, foreign exchange rates and other market-driven factors and prices. We use a variety of risk management tools and methodologies to measure, monitor and manage the market risk associated with our trading activities. One such risk-management measure is value-at-risk, or VaR. VaR is an estimate of potential loss for a given period within a stated statistical confidence interval. We use a risk-measurement system to estimate VaR daily. We have adopted standards for estimating VaR, and we maintain capital for market risk in accordance with applicable regulatory guidelines.

Derivative financial instruments are also subject to credit and counterparty risk, which is defined as the risk of financial loss if a borrower or counterparty is either unable or unwilling to repay borrowings or settle a transaction in accordance with the underlying contractual terms. We manage credit and counterparty risk by performing credit reviews, maintaining individual counterparty limits, entering into netting arrangements and requiring the receipt of collateral. Collateral requirements are determined after a comprehensive review of the creditworthiness of each counterparty, and the collateral requirements are monitored and adjusted daily. Collateral is generally held in the form of cash or highly liquid U.S. government securities. We may be required to provide collateral to the counterparty in connection with our entry into derivative financial instruments.

We enter into master netting agreements with many of our derivative counterparties. Certain of these agreements contain credit risk-related contingent features in which the counterparty has the option to declare State Street in default and accelerate cash settlement of our net derivative liabilities with the counterparty in the event our credit rating falls below specified levels. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a net liability position as of December 31, 2009 totaled approximately $1.13 billion, against which we had posted aggregate collateral of approximately $647 million. If State Street’s credit rating was downgraded below levels specified in the agreements, the maximum additional amount of payments related to termination events that could have been required pursuant to these contingent features as of December 31, 2009 was approximately $478 million. Accelerated settlement because of such events would not affect our consolidated results of operations.

Trading Activities:

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

Our customers use derivative financial instruments to manage the financial risks associated with their investment goals and business activities. With respect to cross-border investing, customers have a need for foreign exchange forward contracts to convert currency for international investment and to manage the currency risk in their investment portfolios. As an active participant in the foreign exchange markets, we provide foreign exchange forward contracts and options in support of these customer needs. As part of our trading activities, we may assume positions in both the foreign exchange and interest-rate markets by buying and selling cash instruments and using derivative financial instruments, including foreign exchange forward contracts, foreign exchange and interest-rate options, and interest-rate swaps. In the aggregate, foreign exchange forward positions are matched closely to minimize currency and interest-rate risk. All foreign exchange contracts are valued daily at prevailing market rates and gains or losses in the fair value of trading derivatives are recorded in trading services revenue in our consolidated statement of income.

We offer products that provide book-value protection primarily to plan participants in stable value funds managed by non-affiliated investment managers of post-retirement defined contribution benefit plans, particularly 401(k) plans. The book-value protection is intended to provide safety and stable growth of principal invested, and to cover any shortfall caused by significant withdrawals when book value exceeds market value and the liquidation of the assets is not sufficient to redeem the participants. We account for these contingencies individually as trading derivative financial instruments, specifically written options. These contracts are valued quarterly and unrealized losses, if any, are recorded in other expenses in our consolidated statement of income.

Asset and Liability Management Activities:

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

We have entered into interest-rate swap agreements to modify our interest revenue from certain available-for-sale securities from a fixed rate to a floating rate. The securities hedged have a weighted-average life of approximately 8.1 years. These securities are hedged with interest-rate swap contracts of similar maturity, repricing and fixed-rate coupons. The interest-rate swap contracts convert the interest revenue from a fixed rate to a floating rate indexed to LIBOR, thereby mitigating our exposure to fluctuations in the fair value of the securities attributable to changes in the benchmark interest rate.

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

Cash flow hedges

Derivatives categorized as cash flow hedges are utilized to offset the variability of cash flows to be received from or paid on a floating-rate asset or liability. Gains and losses on cash flow hedges that are considered highly effective are recorded in other comprehensive income until earnings are affected by the hedged item. When gains or losses are reclassified from accumulated other comprehensive income into earnings, they are recorded in net interest revenue. The ineffectiveness of cash flow hedges, defined as the extent to which the changes in fair value of the derivative exceeded the variability of cash flows of the forecasted transaction, is recorded in processing fees and other revenue.

We have entered into interest-rate swap agreements to modify our interest revenue from certain available-for-sale securities from a floating rate to a fixed rate. The securities hedged have a weighted-average life of approximately 3.9 years. These securities are hedged with interest-rate swap contracts of similar maturities, repricing and other characteristics. The interest-rate swap contracts convert the interest revenue from a floating rate to a fixed rate, thereby mitigating our exposure to fluctuations in the cash flows of the securities attributable to changes in the benchmark interest rate.

We have entered into an interest-rate swap agreement to modify our interest payments on subordinated notes from a floating rate to a fixed rate. The subordinated notes mature in 2015 and pay variable interest indexed to LIBOR. The notes are hedged with an interest-rate swap agreement with a similar notional amount and maturity. The interest-rate swap agreement converts the variable rate coupon to a fixed rate of 5.35%, thereby mitigating our exposure to fluctuations in interest payments on the subordinated notes stemming from changes in the benchmark interest rate.

The following table presents the aggregate contractual, or notional, amounts of derivative financial instruments held or issued for trading and asset and liability management activities as of December 31:

(In millions)	2009	2008
Trading:
Interest-rate contracts:
Swap agreements	$261	$13,718
Options and caps purchased	169	1,058
Options and caps written	169	4,590
Futures	747	779
Options on futures purchased	—	1,444
Foreign exchange contracts:
Forward and spot	565,661	688,812
Options purchased	10,977	16,183
Options written	10,710	16,294
Credit derivative contracts:
Credit default swap agreements	170	145
Other contracts:
Options written(1)	52,948	54,825
Asset and liability management:
Interest-rate contracts:
Swap agreements	2,577	3,019

(1)	Notional amounts related to book-value protection provided to stable value funds; see note 10.

In connection with our asset and liability management activities, we have executed interest-rate swap agreements designated as fair value and cash flow hedges to manage our interest-rate risk. The aggregate notional amounts of these interest-rate swap agreements and the related assets or liabilities being hedged are presented in the following table.

	2009			2008
(In millions)	Fair Value Hedges	Cash Flow Hedges	Total	Fair Value Hedges	Cash Flow Hedges	Total
Available-for-sale investment securities	$1,707	$170	$1,877	$2,165	$36	$2,201
Interest-bearing time deposits(1)	—	—	—	118	—	118
Long-term debt(2)(3)	500	200	700	500	200	700

Total	$2,207	$370	$2,577	$2,783	$236	$3,019

(1)	For the year ended December 31, 2008, the overall weighted-average interest rate for interest-bearing time deposits was 2.95% on a contractual basis and 3.45% including the effects of the hedge.

(2)

For the years ended December 31, 2009 and 2008, fair value hedges of long-term debt increased the carrying value of long-term debt presented in our consolidated statement of condition by $31 million and $56 million, respectively.

(3)

For the years ended December 31, 2009 and 2008, the overall weighted-average interest rate for long-term debt was 3.93% and 5.76%, respectively, on a contractual basis, and 3.84% and 5.59%, respectively, including the effects of the hedges.

For cash flow hedges, any changes in the fair value of the derivative financial instruments remain in accumulated other comprehensive income and are generally recorded in our consolidated statement of income in future periods when earnings are affected by the variability of the hedged cash flow.

Foreign exchange trading revenue related to foreign exchange contracts was $677 million, $1.08 billion and $802 million for the years ended December 31, 2009, 2008 and 2007, respectively. Future cash requirements, if any, related to foreign exchange contracts are represented by the gross amount of currencies to be exchanged under each contract unless we and the counterparty have agreed to pay or receive the net contractual settlement amount on the settlement date.

The following table presents the fair value of the derivative financial instruments, excluding the impact of master netting agreements, recorded in our consolidated statement of condition. The impact of master netting agreements is disclosed in note 13.

	Asset Derivatives		Liability Derivatives
	December 31, 2009		December 31, 2009
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives utilized in trading activities:
Interest-rate contracts	Other assets	$13	Other liabilities	$13
Foreign exchange contracts	Other assets	6,345	Other liabilities	6,398
Credit derivative contracts	Other assets	1	Other liabilities	1

Total		$6,359		$6,412

Derivatives designated as hedges:
Interest-rate contracts	Other assets	$20	Other liabilities	$206

Total		$20		$206

The following tables present the impact of our use of derivative financial instruments on our consolidated statement of income:

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
(In millions)		Year ended December 31, 2009
Derivatives utilized in trading activities(1):
Interest-rate contracts	Processing fees and other revenue	$5
Foreign exchange contracts	Processing fees and other revenue	(5)
Foreign exchange contracts	Trading services revenue	677
Other derivative contracts	Trading services revenue	(3)

Total		$674

(1)

Unrealized losses on written options related to book-value protection provided to stable value funds are recorded in other expenses, and totaled approximately $9 million for the year ended December 31, 2009.

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income	Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
(In millions)		Year ended December 31, 2009			Year ended December 31, 2009
Derivatives designated as fair value hedges:
Interest-rate contracts	Net interest revenue	$(30)	Long- term debt	Net interest revenue	$30
Interest-rate contracts	Net interest revenue	(22)	Deposits	Net interest revenue	22
Interest-rate contracts	Processing fees and other revenue	200	Available- for-sale securities	Processing fees and other revenue	(208)

Total		$148			$(156)

Differences between the gains (losses) on the derivative and the gains (losses) on the hedged item represent hedge ineffectiveness. Hedge ineffectiveness for 2008 and 2007, recorded in processing fees and other revenue, was not material.

	Amount of Gain (Loss) on Derivative Recognized in Other Comprehensive Income	Location of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income	Amount of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income	Location of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
(In millions)	Year ended December 31, 2009		Year ended December 31, 2009		Year ended December 31, 2009
Derivatives designated as cash flow hedges:
Interest-rate contracts	$14	Net interest revenue	—	Net interest revenue	—

Total	$14		—		—

Note 17.    Net Interest Revenue

(In millions)	2009	2008	2007
Interest revenue:
Deposits with banks	$156	$760	$416
Investment securities:
U.S. Treasury and federal agencies	520	889	1,106
State and political subdivisions	225	246	205
Other investments	2,075	1,931	2,292
Securities purchased under resale agreements and federal funds sold	24	339	756
Loans and leases(1)	239	269	382
Trading account assets	20	78	55
Interest revenue associated with AMLF	25	367	—
Other interest-earning assets	2	—	—

Total interest revenue	3,286	4,879	5,212

Interest expense:
Deposits	195	1,326	2,298
Short-term borrowings	205	375	959
Long-term debt	304	229	225
Interest expense associated with AMLF	18	299	—

Total interest expense	722	2,229	3,482

Net interest revenue	$2,564	$2,650	$1,730

(1)

Interest revenue for 2008 reflected a cumulative reduction of $98 million recorded in connection with revisions of tax cash flow projections associated with our SILO lease transactions. Additional information about our SILO lease transactions is provided in note 10.

Note 18.    Employee Benefits

State Street Bank and certain of its U.S. subsidiaries participate in a non-contributory, tax-qualified defined benefit pension plan. Effective January 1, 2008, this plan was amended, and employer contribution credits to the plan were discontinued as of that date. Employee account balances will continue to earn annual interest credits until the employee’s retirement. In addition to the defined benefit pension plan, we have non-qualified unfunded supplemental retirement plans, referred to as SERPs, that provide certain officers with defined pension benefits in excess of allowable qualified plan limits. Non-U.S. employees participate in local defined benefit plans. State Street Bank and certain of its U.S. subsidiaries participate in a post-retirement plan that provides health care and insurance benefits for retired employees.

Combined information for the U.S. and non-U.S. defined benefit plans, and information for the post-retirement plan, is as follows as of the December 31 measurement date:

	Primary U.S. and Non-U.S. Defined Benefit Plans		Post-Retirement Plan
(In millions)	2009	2008	2009	2008
Benefit obligations:
Beginning of year	$765	$830	$94	$86
Service cost	13	18	4	4
Interest cost	45	47	6	5
Employee contributions	—	1	—	—
Plan amendments	—	5	—	—
Actuarial loss/(gains)	14	(34)	14	6
Benefits paid	(33)	(33)	(7)	(7)
Expenses paid	—	(3)	—	—
Curtailments	(1)	(22)	—	—
Settlements	(7)	—	—	—
Special termination benefits	—	—	1	—
Foreign currency translation	12	(44)	—	—

End of year	$808	$765	$112	$94

Plan assets at fair value:
Beginning of year	$692	$878
Actual return on plan assets	113	(144)
Employer contributions	46	54	$7	$7
Benefits paid	(33)	(33)	(7)	(7)
Expenses paid	—	(3)	—	—
Plan settlements	(7)	—	—	—
Foreign currency translation	17	(60)	—	—

End of year	$828	$692	$—	$—

Prepaid (Accrued) benefit expense:
Funded status (plan assets less benefit obligations)	$20	$(73)	$(112)	$(94)

Net prepaid (accrued) benefit expense	$20	$(73)	$(112)	$(94)

	Primary U.S. and Non-U.S. Defined Benefit Plans		Post- Retirement Plan
(In millions)	2009	2008	2009	2008
Amounts recognized in the consolidated statement of condition as of December 31:
Non-current assets	$60	$40
Current liabilities	(2)	(1)	$(10)	$(7)
Noncurrent liabilities	(38)	(112)	(102)	(87)

Net prepaid (accrued) amount recognized in statement of condition	$20	$(73)	$(112)	$(94)

Amounts recognized in accumulated other comprehensive income:
Prior service credit	$(4)	$(4)	$5	$5
Net loss	(204)	(254)	(49)	(36)

Accumulated other comprehensive loss	(208)	(258)	(44)	(31)
Cumulative employer contributions in excess of net periodic benefit cost	228	185	(68)	(63)

Net asset (obligation) recognized in consolidated statement of condition	$20	$(73)	$(112)	$(94)

Accumulated benefit obligation	$796	$750
Actuarial assumptions (U.S. Plans):
Used to determine benefit obligations as of December 31:
Discount rate	6.00%	6.00%	6.00%	6.00%
Rate of increase for future compensation	4.50	4.50	—	—
Used to determine periodic benefit cost for the years ended December 31:
Discount rate	6.00%	6.00%	6.00%	6.00%
Rate of increase for future compensation	4.50	4.50	—	—
Expected long-term rate of return on plan assets	7.25	7.50	—	—
Assumed health care cost trend rates as of December 31:
Cost trend rate assumed for next year	—	—	8.40%	9.00%
Rate to which the cost trend rate is assumed to decline	—	—	4.50	5.00
Year that the rate reaches the ultimate trend rate	—	—	2028	2016

Expected benefit payments for the next ten years are as follows:

(In millions)	Primary U.S. and Non-U.S. Defined Benefit Plans	Non- Qualified SERPs	Post-Retirement Plan
2010	$41	$24	$10
2011	41	21	10
2012	43	19	10
2013	44	4	9
2014	31	10	9
2015-2019	168	63	38

The accumulated benefit obligation for all of our U.S. defined benefit pension plans was $739 million and $737 million at December 31, 2009, and 2008, respectively.

To develop the assumption of the expected long-term rate of return on plan assets, we considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This analysis resulted in the determination of the assumed long-term rate of return on plan assets of 7.25% for the year ended December 31, 2009.

Plan Assets:

The primary purpose of the investment policy and strategy is to invest plan assets in a manner that provides that sufficient resources will be available to meet the plan’s benefit and expense obligations when due. The portfolio, together with contributions, is intended to provide adequate liquidity to make benefit payments when due while preserving principal and maximizing returns, given appropriate risk constraints. A secondary but important objective is to enhance the plan’s long-term viability through the generation of competitive returns that will limit the financial burden on State Street and contribute to our ability to maintain our retirement program.

Plan assets are managed solely in the interests of the participants and consistent with generally recognized fiduciary standards, including all applicable provisions of ERISA and other applicable laws and regulations. Management believes that its investment policy satisfies the standards of prudence and diversification prescribed by ERISA. Plan assets are diversified across asset classes to achieve a balance between risk and return and between income and growth of assets through capital appreciation, to produce a prudently well-diversified portfolio.

The fair value of the participation units owned by the plan is based on the redemption value on the last business day of the plan year, where values are based on the fair value of the underlying assets in each fund. The net asset value of units of participation in other funds is based on the fair value of the underlying securities in each fund.

Investments in limited liability corporations and limited liability partnerships are valued at fair value as determined by the fund managers, and represent the plan’s proportionate share of the estimated fair value of the underlying net assets of the limited liability corporations.

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the management believes that its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement as of the reporting date.

The following table sets forth, by level within the fair value hierarchy prescribed by current accounting standards, the plan’s assets measured at fair value on a recurring basis as of December 31, 2009:

	Fair Value Measurements on a Recurring Basis as of December 31, 2009
(In millions)	Quoted Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Total Net Carrying Value
Assets:
U.S. Pension Plan
Domestic large cap equity		$109		$109
Domestic small cap equity		12		12
Developed international equities		59		59
Emerging markets equity		32		32
Investment grade fixed-income		293		293
High yield fixed-income		27		27
Real estate investment trusts		22		22
Alternative investments (commingled fund)		8		8
Alternative investments (fund of funds)		—	$13	13
Private equity		—	2	2
Cash		10	—	10

Fair value at end of period	—	$572	$15	$587

U.K. Pension Plan
Developed international equity		$24		$24
U.K. fixed-income		139		139
Investment grade debt		23		23
Alternative investments		—	$24	24

Total U.K. pension plan	—	$186	$24	$210

Other Non-U.S. Pension Plans (Excluding U.K.)
Insurance group annuity contracts			$31	$31

Total Other Non-U.S. Pension Plans (Excluding U.K.)	—	—	$31	$31

Total assets carried at fair value	—	$758	$70	$828

	Fair Value Measurements Using Significant Unobservable Inputs Year Ended December 31, 2009
	U.S. Pension Plan	U.S. Pension Plan	U.K. Pension Plan	Non-U.S. Pension Plans (Excluding U.K.)
(In millions)	Alternative Investments	Private Equity	Alternative Investments	Insurance group annuity contract
Assets:
Fair value at January 1, 2009	$12	$3	$24	$34
Purchase and sales, net	—	—	(1)	(3)
Unrealized gains (losses)	1	(1)	1	—

Fair value at December 31, 2009	$13	$2	$24	$31

The plan’s investment strategy is intended to reduce the concentration risk of an adverse influence on investment values from the poor performance of a small number of individual investments through diversification of the assets. The significant holdings of the plan are monitored each quarter so that the plan does not fall outside of the allowable maximum amount per issuer. The plan is re-balanced on a monthly basis so that actual weights of the plan assets are within the allowable ranges set forth in the investment policy. The plan’s operating cash flows (benefit payments, expenses, contributions) are used to bring the weights back into line on a monthly basis. If these cash flows do not provide enough benefit, additional re-balancing is effected.

Expected employer contributions to the tax-qualified U.S. and Non-U.S. defined benefit pension plan, SERPs and post-retirement plan for the year ending December 31, 2010 are $5 million, $24 million and $10 million, respectively.

State Street has unfunded SERPs that provide certain officers with defined pension benefits in excess of qualified plan limits imposed by U.S. federal tax law. Information for the SERPs was as follows for the years ended December 31:

	Non-Qualified SERPs
(In millions)	2009	2008
Benefit obligations:
Beginning of year	$209	$211
Service cost	2	4
Interest cost	10	12
Actuarial gain	(16)	(11)
Benefits paid	(2)	(7)
Settlements	(21)	—

End of year	$182	$209

Accrued benefit expense:
Funded status (plan assets less benefit obligations)	$(182)	$(209)

Net accrued benefit expense	$(182)	$(209)

Amounts recognized in the consolidated statement of condition as of December 31:
Current liabilities	$(24)	$(15)
Non-current liabilities	(158)	(194)

Net accrued amount recognized in consolidated statement of condition	$(182)	$(209)

Amounts recognized in accumulated other comprehensive income:
Net loss	$(60)	$(83)

Accumulated other comprehensive loss	(60)	(83)
Cumulative employer contributions in excess of net periodic benefit cost	(122)	(126)

Net obligation recognized in consolidated statement of condition	$(182)	$(209)

Accumulated benefit obligation	$171	$175
Actuarial assumptions:
Assumptions used to determine benefit obligations and periodic benefit costs are consistent with those noted for the post-retirement plan, with the following exceptions:
Rate of increase for future compensation—SERPs	4.75%	4.75%
Rate of increase for future compensation—Executive SERPs	10.00	10.00

For those defined benefit plans that have accumulated benefit obligations in excess of plan assets as of December 31, 2009 and 2008, the accumulated benefit obligations are $239 million and $787 million, respectively, and the plan assets are $39 million and $513 million, respectively.

For those defined benefit plans that have projected benefit obligations in excess of plan assets as of December 31, 2009 and 2008, the projected benefit obligations are $263 million and $843 million, respectively, and the plan assets are $42 million and $521 million, respectively.

If health care cost trend rates were increased by 1%, the post-retirement benefit obligation as of December 31, 2009 would have increased 7%, and the aggregate expense for service and interest costs for 2009 would have increased 9%. Conversely, if health care cost trend rates were reduced by 1%, the post-retirement benefit obligation as of December 31, 2009 would have decreased 6%, and the aggregate expense for service and interest costs for 2009 would have decreased 8%.

The following table presents the actuarially determined expense for our U.S. and non-U.S. defined benefit plans, post-retirement plan and SERPs for the years ended December 31:

	Primary U.S. and Non-U.S. Defined Benefit Plans			Post-Retirement Plan
(In millions)	2009	2008	2007	2009	2008	2007
Components of net periodic benefit cost:
Service cost	$13	$18	$62	$4	$4	$3
Interest cost	45	47	44	6	5	5
Assumed return on plan assets	(56)	(59)	(55)	—	—	—
Amortization of transition obligation	—	—	—	—	—	1
Amortization of prior service cost	—	—	(2)	—	—	—
Amortization of net loss	6	4	12	1	1	1

Net periodic benefit cost	8	10	61	11	10	10
Settlements	(1)	—	—	—	—	—
Curtailments	(1)	—	(19)	—	—	—
Special termination benefits	—	—	—	1	—	—

Total expense	$6	$10	$42	$12	$10	$10

Estimated amounts that will be amortized from accumulated other comprehensive income over the next fiscal year:
Prior service credit						$1
Net loss	$(7)	$(6)	$(4)	$(2)	$(1)	(1)

Estimated amortization	$(7)	$(6)	$(4)	$(2)	$(1)	—

	Non-Qualified SERPs
(In millions)	2009	2008	2007
Components of net periodic benefit cost:
Service cost	$2	$4	$12
Interest cost	10	12	10
Amortization of prior service cost	—	—	2
Amortization of net loss	3	8	5

Net periodic benefit cost	15	24	29
Settlements	4	—	—
Curtailments	—	—	13

Total expense	$19	$24	$42

Estimated amounts that will be amortized from accumulated other comprehensive income over the next fiscal year:
Prior service cost
Net loss	$(5)	$(7)	$(9)

Estimated amortization	$(5)	$(7)	$(9)

Certain of our U.S. employees are eligible to contribute a portion of their pre-tax salary to a 401(k) savings plan, or post-tax Roth contributions, or both, up to the annual IRS limit. Our matching portion of these contributions is paid in cash, and the related expense was $73 million for 2009, $87 million for 2008 and $25 million for 2007. In addition, employees in certain non-U.S. offices participate in other local plans. Expenses related to these plans were $45 million, $55 million and $33 million for 2009, 2008 and 2007, respectively.

Shares of common stock and interest in the savings plan may be acquired by eligible employees through the Employee Stock Ownership Plan, referred to as an ESOP. The ESOP is a non-leveraged plan. Compensation cost is equal to the contribution called for by the plan formula and is equal to the cash contributed for the purchase of common stock on the open market or the fair value of the shares contributed from treasury stock. Dividends on shares held by the ESOP are charged to retained earnings, and shares are treated as outstanding for the calculation of earnings per common share.

Note 19.     Occupancy Expense and Information Systems and Communications Expense

Occupancy expense and information systems and communications expense include expense for depreciation of buildings, leasehold improvements, computers, equipment and furniture and fixtures. Total depreciation expense for the years ended December 31, 2009, 2008 and 2007 was $394 million, $365 million and $319 million, respectively.

We lease approximately 872,000 square feet at One Lincoln Street, our headquarters building located in Boston, Massachusetts, and a related 366,000 square-foot underground parking garage, under 20-year, non-cancelable capital leases expiring in September 2023. In addition, we lease approximately 362,000 square feet at 20 Churchill Place, an office building located in the U.K., under a 20-year capital lease expiring in December 2028, with the option to cancel the lease after the first 15 years. As of December 31, 2009 and 2008, an aggregate net book value of $660 million and $675 million, respectively, related to the above-described capital leases was recorded in premises and equipment in our consolidated statement of condition, with the related liability recorded in long-term debt. Capital lease asset amortization is recorded in occupancy expense over the respective lease term. Lease payments are recorded as a reduction of the liability, with a portion recorded as imputed interest expense. For the years ended December 31, 2009 and 2008 and 2007, interest expense related to these capital lease obligations, reflected in net interest revenue, was $47 million, $36 million and $36 million, respectively. As of December 31, 2009 and 2008, accumulated amortization of assets related to capital leases was $185 million and $139 million, respectively.

We have entered into non-cancelable operating leases for premises and equipment. Nearly all of these leases include renewal options. Costs related to operating leases for office space are recorded in occupancy expense. Costs related to operating leases for computers and equipment are recorded in information systems and communications expense.

Total rental expense, net of sublease revenue, amounted to $230 million, $241 million and $199 million in 2009, 2008 and 2007, respectively. Total rental expense was reduced by sublease revenue of $17 million, $11 million and $15 million for the years ended December 31, 2009, 2008 and 2007, respectively.

During 2007, we terminated an operating lease related to one of our office buildings in Boston, in connection with an overall evaluation of our office space as a result of our July 2007 acquisition of Investors Financial. The termination of the lease resulted in the recognition of a charge of approximately $91 million, which was included in merger and integration costs recorded in our 2007 consolidated statement of income in connection with the acquisition.

The following table presents a summary of future minimum lease payments under non-cancelable capital and operating leases as of December 31, 2009. Future minimum rental commitments have been reduced by aggregate sublease rental commitments of $65 million for capital leases and $77 million for operating leases. The decrease in future operating lease payments compared to amounts reported in prior years generally resulted from adjustments of and changes to existing leases, as well as the inclusion of cancelation options related to certain leases in the U.S. and Europe.

(In millions)	Capital Leases	Operating Leases	Total
2010	$74	$229	$303
2011	75	184	259
2012	72	158	230
2013	72	132	204
2014	73	108	181
Thereafter	785	222	1,007

Total minimum lease payments	1,151	$1,033	$2,184

Less amount representing interest payments	(413)

Present value of minimum lease payments	$738

Note 20.     Expenses

In June 2009, the Staff of the SEC provided State Street Bank with a “Wells” notice related to the SEC’s ongoing investigation into disclosures and management by SSgA of certain of its active fixed-income strategies during 2007 and prior periods. Subsequent to the receipt of the Wells notice, we engaged in discussions with the SEC and other governmental and regulatory authorities regarding a potential settlement of this matter. Based on such discussions during the fourth quarter of 2009, we determined it appropriate to increase our reserve, initially established in 2007 to address litigation exposure and other costs associated with SSgA’s management of these fixed-income strategies, by $250 million, to take into account such a potential settlement with these governmental authorities and the other ongoing litigation related to the active fixed-income strategies. As a result, we recorded a provision of $250 million in our 2009 consolidated statement of income related to our estimate of this legal exposure. We settled regulatory inquiries related to this exposure in February 2010, which settlement is more fully described in note 10.

During 2007 and 2008, the liquidity and pricing issues in the fixed-income securities markets adversely affected the market value of the securities in certain accounts managed by SSgA. These accounts, which are offered to retirement plans, allow participants to purchase and redeem units at a constant net asset value regardless of volatility in the underlying value of the assets held by the account. The accounts enter into contractual arrangements with independent third-party financial institutions that agree to make up any shortfall in the account if all the units are redeemed at the constant net asset value. The financial institutions have the right, under certain circumstances, to terminate this guarantee with respect to future investments in the account.

During 2008, in reaction to the aforementioned issues, the third-party guarantors considered terminating their financial guarantees with the accounts. Although we were not statutorily or contractually obligated to do so, we elected to purchase approximately $2.49 billion of asset- and mortgage-backed securities from these accounts that had been identified as presenting increased risk in the then current market environment, which we classified in investment securities available for sale in our consolidated statement of condition, and to contribute an aggregate of $450 million to the accounts to improve the ratio of the market value of the accounts’ portfolio holdings to the book value of the accounts. Accordingly, we recorded a provision of $450 million in our 2008 consolidated statement of income to provide for this infusion.

The components of other expenses were as follows for the years ended December 31,

(In millions)	2009	2008	2007
Customer indemnification obligation		$200
Securities processing	$114	187	$79
Regulator fees and assessments	71	45	3
Other	331	460	396

Total other expenses	$516	$892	$478

During the third and fourth quarters of 2008, Lehman Brothers Holdings Inc., or Lehman, and certain of its affiliates filed for bankruptcy or other insolvency proceedings. While we had no unsecured financial exposure to Lehman or its affiliates, we indemnified certain customers in connection with collateralized repurchase agreements with Lehman entities. In the then current market environment, the market value of the underlying collateral had declined. To the extent that these declines resulted in collateral value falling below the indemnification obligation, we recorded a balance sheet reserve, and a corresponding provision, of $200 million in our 2008 consolidated statement of income to provide for our estimated net exposure. The reserve was based on the cost of satisfying the indemnification obligation net of the fair value of the collateral, which we acquired subsequent to the Lehman proceedings. The collateral, composed of commercial real estate loans which are discussed in note 4, is recorded in loans and leases in our consolidated statement of condition.

Note 21.     Income Taxes

The components of income tax expense consisted of the following for the years ended December 31:

(In millions)	2009	2008	2007
Current:
Federal	$75	$1,065	$424
State	39	299	133
Non-U.S.	157	309	338

Total current expense	271	1,673	895

Deferred:
Federal	383	(442)	(155)
State	28	(194)	(59)
Non-U.S.	40	(6)	(39)

Total deferred expense (benefit)	451	(642)	(253)

Total income tax expense	$722	$1,031	$642

The table above excludes the income tax benefit of $2.41 billion associated with the extraordinary loss recorded in connection with the May 2009 conduit consolidation. Income tax expense related to net gains from sales of available-for-sale investment securities was $147 million, $27 million and $3 million for 2009, 2008 and 2007, respectively. Pre-tax income attributable to operations located outside the U.S. was $801 million, $1.11 billion and $1.13 billion for 2009, 2008 and 2007, respectively.

Pre-tax earnings of non-U.S. subsidiaries are subject to U.S. tax when effectively repatriated. As of December 31, 2009, we have chosen to indefinitely reinvest $1.15 billion of the retained earnings of certain non-U.S. subsidiaries. No provision has been recorded for U.S. income tax that could be incurred upon repatriation, and it is not practicable to determine the tax liability that could be incurred upon repatriation.

During 2008, we recorded a $4 million decrease in deferred income tax expense associated with Massachusetts legislation entitled “An Act Improving Tax Fairness and Business Competitiveness,” which was signed into law in July 2008.

Significant components of deferred tax liabilities and assets were as follows at December 31:

(In millions)	2009	2008
Deferred tax liabilities:
Lease financing transactions	$505	$535
Foreign currency translation	—	63
Fixed and intangible assets	725	775
Other	30	51

Total deferred tax liabilities	1,260	1,424

Deferred tax assets:
Foreign currency translation	32	—
Unrealized losses on available-for-sale securities, net	3,353	3,522
Deferred compensation	165	172
Defined benefit pension plan	124	169
Operating expenses	231	272
Real estate	36	44
Other	39	49

Total deferred tax assets	3,980	4,228

Valuation allowance for deferred tax assets	(7)	(6)

Net deferred tax assets	3,973	4,222

Net deferred tax (assets)	$(2,713)	$(2,798)

Management considers the valuation allowance adequate to reduce the total deferred tax assets to an aggregate amount that will more likely than not be realized. At December 31, 2009, we had deferred tax assets associated with non-U.S. and state loss carryforwards of $16 million, included in “other” in the above table. Loss carryforwards expire beginning in 2010.

A reconciliation of the U.S. statutory income tax rate to the effective tax rate based on income before income taxes, excluding the aforementioned extraordinary loss, was as follows for the years ended December 31:

	2009	2008	2007
U.S. federal income tax rate	35.0%	35.0%	35.0%
Changes from statutory rate:
State taxes, net of federal benefit	1.7	3.4	2.2
Tax-exempt income	(3.1)	(2.0)	(1.7)
Tax credits	(1.6)	(0.9)	(1.6)
Foreign tax differential	(5.0)	(1.4)	(2.2)
Provisions related to LILO and SILO transactions	0.1	2.4	2.0
Non-deductible penalty	1.0	—	—
Other, net	0.5	(0.3)	—

Effective tax rate	28.6%	36.2%	33.7%

A summary of activity related to unrecognized tax benefits as of December 31 follows:

(In millions)	2009	2008
Balance at beginning of year	$345	$305
Increase related to tax positions taken during prior years	14	41
Settlements	—	(1)

Balance at end of year	$359	$345

Included in the balances in the table above is $294 million of tax positions for which the ultimate deductibility is highly certain, but for which the timing of such deductibility is uncertain, as of December 31, 2009 and 2008.

We are presently under audit by a number of tax authorities. It is reasonably possible that unrecognized tax benefits could change significantly over the next 12 months. We do not expect that any change would have a material effect on our effective tax rate.

We record interest and penalties related to income taxes as a component of income tax expense. Income tax expense included interest expense of approximately $3 million and $22 million for the years ended December 31, 2009 and 2008, respectively. We had approximately $65 million and $62 million accrued at December 31, 2009 and 2008, respectively, for the payment of interest. The earliest year open to examination in our major jurisdictions is 2000.

Note 22.     Earnings Per Common Share

The following table presents the computation of basic and diluted earnings per common share for the years ended December 31:

(Dollars in millions, except per share amounts)	2009	2008	2007
Net income before extraordinary loss	$1,803	$1,811	$1,261
Less:
Prepayment of preferred stock discount	(106)	—	—
Preferred stock dividends	(46)	(18)	—
Accretion of preferred stock discount	(11)	(4)	—

Net income before extraordinary loss available to common shareholders	1,640	1,789	1,261
Payments for cash dividends(1)	(118)	(389)	(311)

Undistributed earnings	$1,522	$1,400	$950

Average shares outstanding (in thousands):
Basic average shares	470,602	413,182	360,675
Average participating securities	875	713	698

Adjusted basic average shares	471,477	413,895	361,373

Basic average shares	470,602	413,182	360,675
Effect of dilutive securities:
Stock options and stock awards	3,401	2,910	4,788
Equity-related financial instruments	—	8	25

Diluted average shares	474,003	416,100	365,488

Anti-dilutive securities(2)	10,294	2,012	1,091

Earnings per common share before extraordinary loss:
Basic:
Distributed	$0.27	$0.94	$0.86
Undistributed(3)	3.23	3.38	2.63

Basic	$3.50	$4.32	$3.49
Diluted	$3.46	$4.30	$3.45

(1)	Represents payments during the period to common shareholders and to participating securities, composed of holders of unvested restricted stock and director stock.

(2)

Represents stock options outstanding but not included in the computation of diluted average shares because the exercise prices of the instruments were greater than the average fair value of our common stock during the periods.

(3)	Represents undistributed earnings divided by adjusted basic average shares.

Note 23.     Line of Business Information

We have two lines of business: Investment Servicing and Investment Management. Given our services and management organization, the results of operations for these lines of business are not necessarily comparable with those of other companies, including companies in the financial services industry.

Investment Servicing provides services for U.S. mutual funds, collective investment funds and other investment pools, corporate and public retirement plans, insurance companies, foundations and endowments worldwide. Products include custody, accounting, daily pricing and administration; master trust and master custody; recordkeeping; foreign exchange, brokerage and other trading services; securities finance; deposit and short-term investment facilities; loans and lease financing; investment manager and alternative investment manager operations outsourcing; and performance, risk and compliance analytics to support institutional investors. We provide shareholder services, which include mutual fund and collective investment fund shareholder accounting, through 50%-owned affiliates, Boston Financial Data Services, Inc. and the International Financial Data Services group of companies.

Investment Management offers a broad array of services for managing financial assets, including investment management and investment research, primarily for institutional investors worldwide. These services include passive and active U.S. and non-U.S. equity and fixed-income investment management strategies, and other related services, such as securities finance.

Revenue and expenses are directly charged or allocated to the lines of business through management information systems. We price our products and services on the basis of overall customer relationships and other factors; therefore, revenue may not necessarily reflect market pricing on products within the business lines in the same way it would for independent business entities. Assets and liabilities are allocated according to policies that support management’s strategic and tactical goals. Capital is allocated based on risk-weighted assets and management’s judgment. Capital allocations may not be representative of the capital that might be required if these lines of business were independent business entities.

The following is a summary of our line of business results. The amounts in the “Divestitures” columns represent the operating results of our joint venture interest in CitiStreet prior to our sale of that interest in July 2008. The amounts presented in the “Other” column for 2009 represent net interest revenue earned in connection with our participation in the Federal Reserve’s AMLF, the provision for loan losses associated with the commercial real estate loans acquired in 2008 and merger and integration costs recorded in connection with our July 2007 acquisition of Investors Financial. The amounts in the “Other” column for 2008 represent the net interest revenue associated with our participation in the AMLF; the gain on the sale of our joint venture interest in CitiStreet; the restructuring charges recorded primarily in connection with our plan to reduce our expenses from operations; the provision related to our estimated net exposure for customer indemnification associated with collateralized repurchase agreements; and merger and integration costs recorded in connection with the Investors Financial acquisition. The amounts in the “Other” column for 2007 represent merger and acquisition costs recorded in connection with the Investors Financial acquisition. The amounts in the “Divestitures” and “Other” columns were not allocated to State Street’s business lines.

	Investment Servicing			Investment Management			Divestitures			Other			Total
Years ended December 31,	2009	2008	2007	2009	2008	2007	2009	2008	2007	2009	2008	2007	2009	2008	2007
(Dollars in millions, except where otherwise noted)
Fee revenue:
Servicing fees	$3,276	$3,745	$3,388										$3,276	$3,745	$3,388
Management fees	—	—	—	$824	$1,028	$1,141							824	1,028	1,141
Trading services	1,094	1,467	1,152	—	—	—							1,094	1,467	1,152
Securities finance	387	900	518	183	330	163							570	1,230	681
Processing fees and other	72	200	196	99	85	73		$(8)	$2				171	277	271

Total fee revenue	4,829	6,312	5,254	1,106	1,443	1,377		(8)	2				5,935	7,747	6,633
Net interest revenue	2,489	2,472	1,573	68	104	135		6	22	$7	$68		2,564	2,650	1,730
Gains (Losses) related to investment securities, net	141	(54)	(27)	—	—	—		—	—	—	—		141	(54)	(27)
Gain on sale of CitiStreet interest, net of exit and other associated costs	—	—	—	—	—	—		—	—	—	350		—	350	—

Total revenue	7,459	8,730	6,800	1,174	1,547	1,512		(2)	24	7	418		8,640	10,693	8,336
Provision for loan losses	24	—	—	1	—	—		—	—	124	—		149	—	—
Expenses from operations	4,867	5,642	4,787	800	1,133	974		5	7	—	—		5,667	6,780	5,768
Provision for legal exposure, net	—	—	(47)	250	—	514		—	—	—	—		250	—	467
Provision for investment account infusion	—	—	—	—	450	—		—	—	—	—		—	450	—
Restructuring charges	—	—	—	—	—	—		—	—	—	306		—	306	—
Customer indemnification obligation	—	—	—	—	—	—		—	—	—	200		—	200	—
Merger and integration costs	—	—	—	—	—	—		—	—	49	115	$198	49	115	198

Total expenses	4,867	5,642	4,740	1,050	1,583	1,488		5	7	49	621	198	5,966	7,851	6,433

Income (Loss) from continuing operations before income taxes	$2,568	$3,088	$2,060	$123	$(36)	$24		$(7)	$17	$(166)	$(203)	$(198)	$2,525	$2,842	$1,903

Pre-tax margin	34%	35%	30%	10%	(2)%	2%
Average assets (in billions)	$143.4	$157.9	$120.0	$3.4	$3.3	$3.0		$0.5	$0.5				$146.8	$161.7	$123.5

Note 24.     Non-U.S. Activities

We define non-U.S. activities as those revenue-producing assets and business activities that arise from customers domiciled outside the United States. Due to the nature of our business, precise segregation of U.S. and non-U.S. activities is not possible. Subjective judgments have been applied to determine results of operations related to our non-U.S. activities, including our application of transfer pricing and our asset and liability management policies. Interest expense allocations are based on the average cost of short-term borrowed funds.

The following table summarizes our non-U.S. operating results for the years ended December 31:

(In millions)	2009	2008	2007
Results of operations:
Total fee revenue	$2,452	$3,129	$2,707
Net interest revenue	426	632	713

Total revenue	2,878	3,761	3,420
Expenses	2,465	3,203	2,233

Income before income taxes	413	558	1,187
Income tax expense	158	215	415

Net income	$255	$343	$772

The following table summarizes our non-U.S. assets as of December 31, based on the domicile location of our customers:

	2009	2008
(In millions)
Interest-bearing deposits with banks	$15,052	$22,086
Non-U.S. investment securities	21,168	9,611
Other assets	16,079	17,316

Total assets	$52,299	$49,013

Note 25.     Parent Company Financial Statements

The following tables present the financial statements of the parent company without consolidation of its banking and non-banking subsidiaries.

STATEMENT OF INCOME

Years ended December 31,	2009	2008	2007
(In millions)
Interest on securities purchased under resale agreements		$105	$446
Cash dividends from consolidated banking subsidiary	$250	—	70
Cash dividends from consolidated non-banking subsidiaries and unconsolidated entities	25	52	120
Other, net	(11)	(8)	74

Total revenue	264	149	710
Interest on securities sold under repurchase agreements	—	64	360
Other interest expense	178	211	208
Other expenses	53	77	86

Total expenses	231	352	654
Income tax benefit	(38)	(75)	(76)

Income (Loss) before equity in undistributed income of consolidated subsidiaries and unconsolidated entities	71	(128)	132
Extraordinary loss, net of taxes	(20)	—	—
Equity in undistributed income (loss) of consolidated subsidiaries and unconsolidated entities:
Consolidated banking subsidiary	(1,987)	1,814	1,177
Consolidated non-banking subsidiaries and unconsolidated entities	55	125	(48)

Net income (loss)	$(1,881)	$1,811	$1,261

STATEMENT OF CONDITION

As of December 31,	2009	2008
(In millions)
Assets:
Interest-bearing deposits with banking subsidiary	$4,227	$2,770
Investment securities available for sale	128	256
Investment securities held to maturity purchased under money market liquidity facility (fair value of $3,099 in 2008)	—	3,089
Investments in subsidiaries:
Consolidated banking subsidiary	14,668	13,339
Consolidated non-banking subsidiaries	1,947	1,158
Unconsolidated entities	256	252
Notes and other receivables from:
Consolidated banking subsidiary	143	422
Consolidated non-banking subsidiaries and unconsolidated entities	301	239
Other assets	380	229

Total assets	$22,050	$21,754

Liabilities:
Short-term borrowings under money market liquidity facility		$3,063
Commercial paper	$2,777	2,588
Accrued taxes, expenses and other liabilities due to:
Consolidated banking subsidiary	—	447
Consolidated non-banking subsidiaries	9	9
Third parties	165	255
Long-term debt	4,608	2,618

Total liabilities	7,559	8,980
Shareholders’ equity	14,491	12,774

Total liabilities and shareholders’ equity	$22,050	$21,754

STATEMENT OF CASH FLOWS

Years ended December 31,	2009	2008	2007
(In millions)
Net cash (used in) provided by operating activities	$(62)	$144	$170
Investing Activities:
Net increase in interest-bearing deposits with banking subsidiary	(1,457)	(703)	(1,226)
Net decrease in securities purchased under resale agreements	—	6,801	2,489
Proceeds from sales and maturities of available-for-sale securities	36	10	4
Purchases of available-for-sale securities	—	(168)	(3)
Net decrease (increase) in securities related to AMLF	3,104	(3,089)	—
Net investments in consolidated banking subsidiary	—	(4,572)	(300)
Investments in non-banking subsidiaries and unconsolidated entities	(776)	(214)	(13)
Net (increase) decrease in notes receivable from subsidiaries	—	(146)	18
Other, net	—	(21)	129

Net cash (used in) provided by investing activities	907	(2,102)	1,098

Financing Activities:
Net decrease in securities sold under repurchase agreements	—	(6,293)	(2,479)
Net (decrease) increase in short-term borrowings related to AMLF	(3,063)	3,063	—
Net increase in commercial paper	189	233	1,357
Proceeds from issuance of long-term debt, net of issuance costs	1,992	493	1,488
Payments for long-term debt	—	(25)	(516)
Proceeds from public offering of common stock, net of issuance costs	2,231	2,251	—
Redemption of TARP preferred stock investment	(2,000)	—	—
Repurchase of TARP common stock warrant	(60)	—	—
Proceeds from issuance of TARP preferred stock	—	1,879	—
Proceeds from issuance of warrant to purchase common stock	—	121	—
Purchases of common stock	—	—	(1,002)
Proceeds from issuance of common stock for stock awards and options exercised	34	12	—
Proceeds from issuances of treasury stock	—	623	185
Payments for cash dividends	(168)	(399)	(301)

Net cash (used in) provided by financing activities	(845)	1,958	(1,268)

Net change	—	—	—
Cash and due from banks at beginning of year	—	—	—

Cash and due from banks at end of year	$—	$—	$—

STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES

Distribution of Average Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential (Unaudited)

Average statements of condition and net interest revenue analysis for the years indicated are presented below.

Years ended December 31,	2009			2008			2007
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Interest-bearing deposits with non-U.S. banks	$11,744	$125	1.07%	$17,645	$725	4.11%	$7,420	$415	5.60%
Interest-bearing deposits with U.S. banks	12,418	31.25		6,358	35.56		13	1	7.19
Securities purchased under resale agreements	3,701	24.65		10,195	276	2.71	12,466	664	5.32
Federal funds sold	68	—	.29	2,700	63	2.33	1,936	92	4.77
Trading account assets	1,914	20	1.02	2,423	78	3.22	972	55	5.60
Investment securities:
U.S. Treasury and federal agencies	23,892	520	2.18	23,434	889	3.79	21,705	1,106	5.10
State and political subdivisions(2)	5,958	348	5.85	6,138	343	5.59	5,268	251	4.79
Other investments	51,340	2,075	4.04	42,655	1,931	4.53	44,017	2,292	5.21
Investment securities purchased under AMLF	882	25	2.86	9,193	367	4.00	—	—	—
Commercial and financial loans	7,934	168	2.11	9,967	306	3.07	8,759	365	4.18
Lease financing(2)	1,769	74	4.18	1,917	(30)	(1.57)	1,994	29	1.45
Other interest-earning assets	1,303	2.15		—	—	—	—	—	—

Total interest-earning assets(2)	122,923	3,412	2.78	132,625	4,983	3.75	104,550	5,270	5.04
Cash and due from banks	2,237			5,096			3,272
Other assets	21,650			23,976			15,660

Total assets	$146,810			$161,697			$123,482

Liabilities and shareholders’ equity:
Interest-bearing deposits:
Time	$6,905	58.84		$4,115	142	3.45	$2,476	135	5.45
Savings	711	3.46		7,101	81	1.14	5,081	178	3.50
Non-U.S.	61,551	134.22		68,291	1,103	1.62	60,663	1,985	3.27

Total interest-bearing deposits	69,167	195.28		79,507	1,326	1.67	68,220	2,298	3.37
Securities sold under repurchase agreements	11,065	3.03		14,261	177	1.24	16,132	701	4.35
Federal funds purchased	956	—	.04	1,026	18	1.77	1,667	86	5.15
Other short-term borrowings	16,847	197	1.17	5,996	180	2.99	4,225	172	4.09
Short-term borrowings under AMLF	877	18	2.02	9,170	299	3.26	—	—	—
Long-term debt	7,917	304	3.84	4,106	229	5.59	3,402	225	6.62
Other interest-bearing liabilities	1,131	5.46		—	—	—	—	—	—

Total interest-bearing liabilities	107,960	722.67		114,066	2,229	1.95	93,646	3,482	3.72

Noninterest-bearing deposits:
Special time	372			14,547			9,836
Demand	14,804			5,384			225
Non-U.S.(3)	267			678			579
Other liabilities	10,090			14,614			9,769
Shareholders’ equity	13,317			12,408			9,427

Total liabilities and shareholders’ equity	$146,810			$161,697			$123,482

Net interest revenue		$2,690			$2,754			$1,788

Excess of rate earned over rate paid			2.11%			1.80%			1.32%
Net interest margin(1)			2.19			2.08			1.71

(1)	Net interest margin is fully taxable-equivalent net interest revenue divided by average interest-earning assets.

(2)

Fully taxable-equivalent revenue is a method of presentation in which the tax savings achieved by investing in tax-exempt investment securities are included in interest revenue with a corresponding charge to income tax expense. This method facilitates the comparison of the performance of tax-exempt and taxable securities. The adjustment is computed using a federal income tax rate of 35%, adjusted for applicable state income taxes, net of the related federal tax benefit. The fully taxable-equivalent adjustments included in interest revenue presented above were $126 million, $104 million and $58 million for the years ended December 31, 2009, 2008 and 2007, respectively.

(3)	Non-U.S. noninterest-bearing deposits were $45 million, $270 billion and $1.02 billion at December 31, 2009, 2008 and 2007, respectively.

The table below summarizes changes in fully taxable-equivalent interest revenue and interest expense due to changes in volume of interest-earning assets and interest-bearing liabilities, and due to changes in interest rates. Changes attributed to both volumes and rates have been allocated based on the proportion of change in each category.

Years ended December 31,	2009 Compared to 2008			2008 Compared to 2007
(Dollars in millions; fully taxable-equivalent basis)	Change in Volume	Change in Rate	Net (Decrease) Increase	Change in Volume	Change in Rate	Net (Decrease) Increase
Interest revenue related to:
Interest-bearing deposits with non-U.S. banks	$(243)	$(357)	$(600)	$573	$(263)	$310
Interest-bearing deposits with U.S. banks	34	(38)	(4)	34	—	34
Securities purchased under resale agreements	(176)	(76)	(252)	(121)	(267)	(388)
Federal funds sold	(62)	(1)	(63)	37	(66)	(29)
Trading account assets	(16)	(42)	(58)	81	(58)	23
Investment securities:
U.S. Treasury and federal agencies	17	(386)	(369)	88	(305)	(217)
State and political subdivisions	(10)	15	5	42	50	92
Other investments	393	(249)	144	(71)	(290)	(361)
Investment securities purchased under AMLF	(332)	(10)	(342)	367	—	367
Commercial and financial loans	(62)	(76)	(138)	51	(110)	(59)
Lease financing	2	102	104	(1)	(58)	(59)
Other interest-earning assets	2	—	2	—	—	—

Total interest-earning assets	(453)	(1,118)	(1,571)	1,080	(1,367)	(287)
Interest expense related to:
Deposits:
Time	96	(180)	(84)	89	(82)	7
Savings	(73)	(5)	(78)	71	(168)	(97)
Non-U.S.	(108)	(861)	(969)	250	(1,132)	(882)
Securities sold under repurchase agreements	(40)	(134)	(174)	(81)	(443)	(524)
Federal funds purchased	(1)	(17)	(18)	(33)	(35)	(68)
Other short-term borrowings	324	(307)	17	73	(65)	8
Short-term borrowings under AMLF	(270)	(11)	(281)	299	—	299
Long-term debt	213	(138)	75	47	(43)	4
Other interest-bearing liabilities	5	—	5	—	—	—

Total interest-bearing liabilities	146	(1,653)	(1,507)	715	(1,968)	(1,253)

Net interest revenue	$(599)	$535	$(64)	$365	$601	$966

Quarterly Summarized Financial Information (Unaudited)

(Dollars and shares in millions, except per share amounts)	2009 Quarters				2008 Quarters
	Fourth	Third	Second	First	Fourth	Third	Second	First
Total fee revenue	$1,526	$1,471	$1,516	$1,422	$1,881	$1,899	$2,006	$1,961
Interest revenue	877	898	773	738	1,427	1,027	1,137	1,288
Interest expense	180	175	193	174	584	502	480	663

Net interest revenue	697	723	580	564	843	525	657	625

Gains (Losses) related to investment securities, net	57	42	26	16	(51)	(3)	9	(9)
Gain on sale of CitiStreet interest, net of exit and other associated costs	—	—	—	—	—	350	—	—

Total revenue	2,280	2,236	2,122	2,002	2,673	2,771	2,672	2,577
Provision for loan losses	35	16	14	84	—	—	—	—
Total expenses	1,565	1,733	1,364	1,304	2,311	1,925	1,841	1,774

Income before income tax expense and extraordinary loss	680	487	744	614	362	846	831	803
Income tax expense	182	160	242	138	106	369	283	273

Income before extraordinary loss	498	327	502	476	256	477	548	530

Extraordinary loss, net of taxes	—	—	(3,684)	—	—	—	—	—

Net income (loss)	$498	$327	$(3,182)	$476	$256	$477	$548	$530

Net income before extraordinary loss available to common shareholders	$498	$327	$370	$445	$234	$477	$548	$530

Net income (loss) available to common shareholders	$498	$327	$(3,314)	$445	$234	$477	$548	$530

Earnings per common share before extraordinary loss:
Basic:
Distributed	$0.01	$0.01	$0.01	$0.24	$0.24	$0.24	$0.23	$0.23
Undistributed	1.00	0.65	0.79	0.79	0.30	0.86	1.13	1.13

Basic	$1.01	$.66	$.80	$1.03	$.54	$1.10	$1.36	$1.36
Diluted	1.00	.66	.79	1.02	.54	1.09	1.35	1.35

Earnings (Loss) per common share:
Basic	$1.01	$.66	$(7.16)	$1.03	$.54	$1.10	$1.36	$1.36
Diluted	1.00	.66	(7.12)	1.02	.54	1.09	1.35	1.35

Average common shares outstanding:
Basic	493	493	462	432	431	431	402	388
Diluted	498	498	466	435	432	435	407	394
Dividends per common share	$.01	$.01	$.01	$.01	$.24	$.24	$.24	$.23

Common stock price:
High	$55.87	$55.46	$49.20	$46.09	$58.05	$74.85	$85.31	$86.55
Low	39.25	42.81	28.01	14.43	28.06	29.09	63.23	69.75
Close	43.54	52.60	47.20	30.78	39.33	56.88	63.99	79.00

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES; CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

State Street has established and maintains disclosure controls and procedures that are designed to ensure that material information relating to State Street and its subsidiaries on a consolidated basis required to be disclosed in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to State Street’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. For the fiscal quarter ended December 31, 2009, State Street’s management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of State Street’s disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that State Street’s disclosure controls and procedures were effective as of December 31, 2009.

State Street has also established and maintains internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In the ordinary course of business, State Street routinely enhances its internal controls and procedures for financial reporting by either upgrading its current systems or implementing new systems. Changes have been made and may be made to State Street’s internal controls and procedures for financial reporting as a result of these efforts. During the fiscal quarter ended December 31, 2009, no change occurred in State Street’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, State Street’s internal control over financial reporting.

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

Management has made a comprehensive review, evaluation, and assessment of State Street’s internal control over financial reporting as of December 31, 2009. The standard measures adopted by management in making its evaluation are the measures in the Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework).

Based upon its review and evaluation, management has concluded that State Street’s internal control over financial reporting is effective as of December 31, 2009, and that there were no material weaknesses in State Street’s internal control over financial reporting as of that date.

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

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

THE SHAREHOLDERS AND BOARD OF DIRECTORS

STATE STREET CORPORATION

We have audited State Street Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). State Street Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, State Street Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of condition of State Street Corporation as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 of State Street Corporation and our report dated February 22, 2010 expressed an unqualified opinion thereon.

Boston, Massachusetts

February 22, 2010

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning our directors will appear in our Proxy Statement for the 2010 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2010 (2010 Proxy Statement), under the caption “Election of Directors.” Information concerning compliance with Section 16(a) of the Exchange Act will appear in our 2010 Proxy Statement under the caption, “Section 16(a) Beneficial Ownership Reporting Compliance.” Information concerning our Code of Ethics for Senior Financial Officers and our Examining and Audit Committee will appear in our 2010 Proxy Statement under the caption, “Corporate Governance at State Street.” Such information is incorporated herein by reference.

Information regarding our executive officers is included under Item 4A.

ITEM 11.	EXECUTIVE COMPENSATION

Information in response to this item will appear in our 2010 Proxy Statement under the caption “Executive Compensation.” Such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management will appear in our 2010 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.” Such information is incorporated herein by reference.

RELATED STOCKHOLDER MATTERS

The following table sets forth the number of outstanding common stock options, warrants and rights granted by State Street to participants in our equity compensation plans, as well as the number of securities available for future issuance under these plans, as of December 31, 2009. The table provides this information separately for equity compensation plans that have and have not been approved by shareholders.

(Shares in thousands)	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category:
Equity compensation plans approved by shareholders	19,548	$49.61	24,560
Equity compensation plans not approved by shareholders	47	—	—

Total	19,595	$49.61	24,560

One compensation plan under which equity securities of State Street are authorized for issuance has been adopted without the approval of shareholders.

Individual directors who are not our employees have received annual awards of stock for a number of shares based on the amount of their annual retainer, payable after the director leaves the Board or attains a specific age. The number of shares includes, in the case of certain directors, additional share amounts in respect of an accrual under a terminated retirement plan, and for all directors is increased to reflect dividends paid on the common stock. Also, directors who are not our employees may receive their annual retainer payable at their option either in shares of our common stock or cash, and may further elect to defer either 50% or 100% until after termination of their services as a director. The number of shares is increased to reflect dividends paid on the common stock. Stock awards totaling 173,631 shares of common stock were outstanding at December 31, 2009; awards made through June 30, 2003 have not been approved by shareholders. Awards of stock made or retainer shares paid to individual directors after June 30, 2003 have been or will be made under our 1997 or 2006 Equity Incentive Plan, which was approved by shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions and director independence will appear in our 2010 Proxy Statement under the caption “Corporate Governance at State Street.” Such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning principal accounting fees and services and the Examining and Audit Committee’s pre-approval policies and procedures will appear in our 2010 Proxy Statement under the caption “Examining and Audit Committee Matters.” Such information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)(1) FINANCIAL STATEMENTS

The following consolidated financial statements of State Street are included in Item 8 hereof:

Report of Independent Registered Public Accounting Firm

Consolidated Statement of Income—Years ended December 31, 2009, 2008 and 2007

Consolidated Statement of Condition—As of December 31, 2009 and 2008

Consolidated Statement of Changes in Shareholders’ Equity—Years ended December 31, 2009, 2008 and 2007

Consolidated Statement of Cash Flows—Years ended December 31, 2009, 2008 and 2007

Notes to Consolidated Financial Statements

(A)(2) FINANCIAL STATEMENT SCHEDULES

Certain schedules to the consolidated financial statements have been omitted if they were not required by Article 9 of Regulation S-X or if, under the related instructions, they were inapplicable, or the information was contained elsewhere herein.

(A)(3) EXHIBITS

The exhibits listed in the Exhibit Index beginning on page 160 of this Form 10-K are filed herewith or are incorporated herein by reference to other SEC filings.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, on February 22, 2010, thereunto duly authorized.

STATE STREET CORPORATION

By	/s/ EDWARD J. RESCH
EDWARD J. RESCH,
Executive Vice President and Chief Financial Officer

By	/s/ JAMES J. MALERBA
JAMES J. MALERBA,
Executive Vice President, Corporate Controller and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 22, 2010 by the following persons on behalf of the registrant and in the capacities indicated.

OFFICERS:

/s/ RONALD E. LOGUE	/s/ EDWARD J. RESCH
RONALD E. LOGUE,	EDWARD J. RESCH,
Chairman and Chief Executive Officer; Director	Executive Vice President and Chief Financial Officer

/s/ JAMES J. MALERBA
JAMES J. MALERBA,
Executive Vice President, Corporate Controller and Chief Accounting Officer

DIRECTORS:

/s/ RONALD E. LOGUE	/s/ LINDA A. HILL
RONALD E. LOGUE	LINDA A. HILL

/s/ JOSEPH L. HOOLEY	/s/ CHARLES R. LAMANTIA
JOSEPH L. HOOLEY	CHARLES R. LAMANTIA

/s/ KENNETT F. BURNES	/s/ PATRICK DE SAINT-AIGNAN
KENNETT F. BURNES	PATRICK de SAINT-AIGNAN

/s/ PETER COYM	/s/ RICHARD P. SERGEL
PETER COYM	RICHARD P. SERGEL

/s/ AMELIA C. FAWCETT	/s/ RONALD L. SKATES
AMELIA C. FAWCETT	RONALD L. SKATES

/s/ DAVID P. GRUBER	/s/ GREGORY L. SUMME
DAVID P. GRUBER	GREGORY L. SUMME

/s/ ROBERT S. KAPLAN	/s/ ROBERT E. WEISSMAN
ROBERT S. KAPLAN	ROBERT E. WEISSMAN

EXHIBIT INDEX

3.1	Restated Articles of Organization, as amended (filed as Exhibit 3.1 to State Street’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the SEC on August 10, 2009 and incorporated herein by reference)

3.2	By-Laws, as amended (filed as Exhibit 3.3 to State Street’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the SEC on August 10, 2009 and incorporated herein by reference)

4.1	The description of State Street’s Common Stock is included in State Street’s Registration Statement on Form 8-A, as filed on January 18, 1995 and March 7, 1995 (filed with the SEC on January 18, 1995 and March 7, 1995 and incorporated herein by reference)

(Note: None of the instruments defining the rights of holders of State Street’s outstanding long-term debt are in respect of indebtedness in excess of 10% of the total assets of State Street and its subsidiaries on a consolidated basis. State Street hereby agrees to furnish to the SEC upon request a copy of any other instrument with respect to long-term debt of State Street and its subsidiaries.)

10.1†	State Street’s Management Supplemental Retirement Plan Amended and Restated (filed as Exhibit 10.1 to State Street’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on February 27, 2009 and incorporated herein by reference)

10.2†	State Street’s Executive Supplemental Retirement Plan (formerly “State Street Supplemental Defined Benefit Pension Plan for Executive Officers”) Amended and Restated (filed as Exhibit 10.1 to State Street’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 filed with the SEC on November 5, 2008 and incorporated herein by reference)

10.3†	Forms of Amended and Restated Employment Agreements entered into on October 22, 2009 with each of Ronald E. Logue, Joseph L. Hooley, Jeffrey N. Carp, James S. Phalen and Edward J. Resch

10.4†	State Street’s Executive Compensation Trust Agreement dated December 6, 1996 (Rabbi Trust) (filed as Exhibit 10.5 to State Street’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on February 27, 2009 and incorporated herein by reference)

10.5†	State Street’s 1997 Equity Incentive Plan, as amended, and forms of awards and agreements thereunder (filed as Exhibit 10.6 to State Street’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on February 27, 2009 and incorporated herein by reference)

10.6†	State Street’s 2006 Equity Incentive Plan and forms of award agreements thereunder (filed as Exhibit 10 to State Street’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the SEC on August 10, 2009 and incorporated herein by reference)

10.7†	State Street’s 2006 Senior Executive Annual Incentive Plan (filed as Appendix C to State Street’s definitive Proxy Statement filed with the SEC on March 13, 2006 and incorporated herein by reference)

10.8†	Forms of Letter Agreements entered into between State Street and each of Ronald E. Logue, Joseph L. Hooley, Jeffrey N. Carp, James S. Phalen and Edward J. Resch (filed as Exhibit 99.1 to State Street’s Current Report on Form 8-K filed with the SEC on March 6, 2009 and incorporated herein by reference)

10.9†	State Street’s Management Supplemental Savings Plan, Amended and Restated (filed as Exhibit 10.2 to State Street’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed with the SEC on November 2, 2007 and incorporated herein by reference)

10.10†	Deferred Compensation Plan for Directors of State Street Corporation, Restated (filed as Exhibit 10.10 to State Street’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on February 27, 2009 and incorporated herein by reference)

10.11†	Amended and Restated Deferred Compensation Plan for Directors of State Street Bank and Trust Company (filed as Exhibit 10.3 to State Street’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed with the SEC on August 4, 2006 and incorporated herein by reference)

10.12†	Description of compensation arrangements for non-employee directors

10.13†	Memorandum of agreement of employment of Edward J. Resch, accepted October 16, 2002 (filed as Exhibit 10.13 to State Street’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on February 27, 2009 and incorporated herein by reference)

10.14†	Separation Agreement between State Street Corporation and William W. Hunt, dated as of January 2, 2008 (filed as Exhibit 10.16 to State Street’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 15, 2008 and incorporated herein by reference)

10.15†	Terms of Hire with Jeffrey N. Carp dated November 11, 2005

10.16†	Letter Agreement with James S. Phalen dated February 14, 2007, as amended

10.17A†	Form of Indemnification Agreement between State Street Corporation and each of its directors (filed as Exhibit 10.1 to State Street’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed with the SEC on May 4, 2007 and incorporated herein by reference)

10.17B†	Form of Indemnification Agreement between State Street Corporation and each of its executive officers (filed as Exhibit 10.2 to State Street’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed with the SEC on May 4, 2007 and incorporated herein by reference)

10.17C†	Form of Indemnification Agreement between State Street Bank and Trust Company and each of its directors (filed as Exhibit 10.3 to State Street’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed with the SEC on May 4, 2007 and incorporated herein by reference)

10.17D†	Form of Indemnification Agreement between State Street Bank and Trust Company and each of its executive officers (filed as Exhibit 10.4 to State Street’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed with the SEC on May 4, 2007 and incorporated herein by reference)

10.18†	Forms of Retention Award Agreements entered into with each of Joseph L. Hooley, Jeffrey N. Carp and Edward J. Resch on October 22, 2009

10.19†	Form of Retention Award Agreement entered into with James S. Phalen on October 22, 2009

10.20†	Description of transition award to Ronald E. Logue dated November 18, 2009

10.21†	Forms of Waiver dated October 27, 2008 for compensation and benefit matters related to United States Department of Treasury’s Capital Purchase Program by each of Ronald E. Logue, Joseph L. Hooley, Jeffrey N. Carp, James S. Phalen and Edward J. Resch (filed as Exhibit 10.15 to State Street’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on February 27, 2009 and incorporated herein by reference)

10.22†	Forms of Omnibus Amendment for compensation and benefits dated October 28, 2008 between State Street and each of Ronald E. Logue, Joseph L. Hooley, Jeffrey N. Carp, James S. Phalen and Edward J. Resch (filed as Exhibit 10.16 to State Street’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on February 27, 2009 and incorporated herein by reference)

10.23	Purchase Agreement dated as of October 26, 2008 between State Street and the United States Department of the Treasury (filed as Exhibit 10.1 to State Street’s Current Report on Form 8-K dated October 27, 2008 filed with the SEC on October 31, 2008 and incorporated herein by reference)

11	Computation of Earnings per Common Share (information appears in note 22 of the Notes to Consolidated Financial Statements included under Part II, Item 8)

12	Statement of Ratios of Earnings to Fixed Charges

21	Subsidiaries of State Street Corporation

23	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Label Linkbase Document.*

101.PRE	XBRL Taxonomy Presentation Linkbase Document.*

†	Denotes management contract or compensatory plan or arrangement
*	Submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the years ended December 31, 2009, 2008 and 2007, (ii) Consolidated Statement of Condition as of December 31, 2009 and 2008, (iii) Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2009, 2008 and 2007, (iv) Consolidated Statement of Cash Flows for the years ended December 31, 2009, 2008 and 2007, and (v) Notes to Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.