Form 10-Q
period 2010-03-31
STATE STREET Corp
filed 2010-05-07
CIK 93751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

The number of shares of State Street’s common stock outstanding on April 30, 2010 was 501,714,719

STATE STREET CORPORATION

Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2010

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

GENERAL

State Street Corporation is a financial holding company headquartered in Boston, Massachusetts. Through its subsidiaries, including its principal banking subsidiary, State Street Bank and Trust Company, which we refer to as State Street Bank, State Street Corporation provides a full range of products and services to meet the needs of institutional investors worldwide. Unless otherwise indicated or unless the context requires otherwise, all references in this Management’s Discussion and Analysis to “State Street,” “we,” “us,” “our” or similar terms mean State Street Corporation and its subsidiaries on a consolidated basis. All references in this Form 10-Q to the parent company are to State Street Corporation. At March 31, 2010, we had consolidated total assets of $153.97 billion, consolidated total deposits of $90.34 billion, consolidated total shareholders’ equity of $15.41 billion and employed 27,700.

Our customers include mutual funds, collective investment funds and other investment pools, corporate and public retirement plans, insurance companies, foundations, endowments and investment managers. Our two lines of business, Investment Servicing and Investment Management, provide products and services including custody, recordkeeping, daily pricing and administration, shareholder services, foreign exchange, brokerage and other trading services, securities finance, deposit and short-term investment facilities, loan and lease financing, investment manager and alternative investment operations outsourcing, performance, risk and compliance analytics, investment research services and investment management, including passive and active U.S. and non-U.S. equity and fixed-income strategies. We had $19.04 trillion of assets under custody and administration and $1.93 trillion of assets under management at March 31, 2010. Information about these assets, and financial information about our business lines, is provided in the “Consolidated Results of Operations—Total Revenue” and “Line of Business Information” sections of this Management’s Discussion and Analysis.

This Management’s Discussion and Analysis is part of our Quarterly Report on Form 10-Q for the first quarter of 2010 which we filed with the SEC, and updates the Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2009, which we refer to as the 2009 Form 10-K. You should read the financial information in this Management’s Discussion and Analysis and elsewhere in this Form 10-Q in conjunction with the financial and other information contained in the 2009 Form 10-K. Certain previously reported amounts have been reclassified to conform to current period classifications as presented in this Form 10-Q.

We prepare our consolidated financial statements in accordance with United States generally accepted accounting principles, which we refer to as GAAP, and which require management to make judgments in the application of its accounting policies that involve significant estimates and assumptions about the effect of matters that are inherently uncertain. Certain accounting policies are considered by management to be relatively more significant in this respect. These policies relate to the accounting for fair value measurement; the accounting for interest revenue recognition and other-than-temporary impairment; and the accounting for goodwill and other intangible assets. Additional information about these accounting policies is included in the “Significant Accounting Estimates” section of Management’s Discussion and Analysis in our 2009 Form 10-K. There were no changes to these accounting policies during the first quarter of 2010.

Certain financial information provided in this Management’s Discussion and Analysis has been prepared on both a GAAP basis and a non-GAAP, or “operating” basis. Management measures and compares certain financial information on an operating basis, as it believes this presentation supports meaningful comparisons from period to period and the analysis of comparable financial trends with respect to State Street’s normal ongoing business operations. Management believes that operating-basis financial information, which reports

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

revenue from non-taxable sources on a fully taxable-equivalent basis and excludes the effect of revenue and expenses outside of the normal course of our business, facilitates an investor’s understanding and analysis of State Street’s underlying financial performance and trends in addition to financial information prepared in accordance with GAAP.

FORWARD-LOOKING STATEMENTS

This Form 10-Q, including this Management’s Discussion and Analysis, contains statements that are considered “forward-looking statements” within the meaning of U.S. securities laws, including statements about industry trends, management’s future expectations and other matters that do not relate strictly to historical facts and are based on assumptions by management. Forward-looking statements are often identified by such forward-looking terminology as “plan,” “expect,” “look,” “believe,” “anticipate,” “estimate,” “seek,” “may,” “will,” “trend,” “target” and “goal,” or similar terms or variations of such terms. Forward-looking statements include, among other things, statements about our confidence in our strategies and our expectations about our financial performance, market growth, acquisitions and divestitures, new technologies, services and opportunities, the outcome of legal proceedings and our earnings.

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

•

increases in the volatility of, or declines in the levels of, our net interest revenue or other revenue influenced by market factors, changes in the composition of the assets on our consolidated balance sheet and the possibility that we may be required to change the manner in which we fund those assets;

•	the financial strength and continuing viability of the counterparties with which we or our customers do business and to which we have investment, credit or financial exposure;

•	the liquidity of the U.S. and international securities markets, particularly the markets for fixed-income securities, and the liquidity requirements of our customers;

•

the credit quality, credit agency ratings, and fair values of the securities in our investment securities portfolio, a deterioration or downgrade of which could lead to other-than-temporary impairment of the respective securities and the recognition of an impairment loss in our consolidated statement of income;

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

•

the possibility of our customers incurring substantial losses in investment pools where we act as agent, and the possibility of general reductions in the valuation of customer assets under our management;

•	our ability to attract deposits and other low-cost, short-term funding;

•	potential changes to the competitive environment, including changes due to the effects of consolidation, and perceptions of State Street as a suitable service provider or counterparty;

•	the level and volatility of interest rates and the performance and volatility of securities, credit, currency and other markets in the U.S. and internationally;

•	our ability to measure the fair value of the investment securities on our consolidated balance sheet;

•	the results of litigation, government investigations and similar disputes or proceedings;

•	the enactment of new legislation and changes in governmental regulation and enforcement that affect us or our customers, and which may increase our costs and expose us to risk related to compliance;

•

current proposals for legislative and regulatory changes that may impose special taxes or assessments on us, change the activities in which we are permitted to engage or change the standard of liability for certain services that we provide;

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

Therefore, actual outcomes and results may differ materially from what is expressed in our forward-looking statements and from our historical financial results due to the factors discussed in this section and elsewhere in this Form 10-Q or disclosed in our other SEC filings, including the risk factors included in our 2009 Form 10-K. Forward-looking statements should not be relied upon as representing our expectations or beliefs as of any date subsequent to the time this Form 10-Q is filed with the SEC. We undertake no obligation to revise the forward-looking statements contained in this Form 10-Q to reflect events after the time it is filed with the SEC. The factors discussed above are not intended to be a complete summary of all risks and uncertainties that may affect our businesses. We cannot anticipate all potential economic, operational and financial developments that may adversely affect our consolidated results of operations and financial condition.

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

OVERVIEW OF FINANCIAL RESULTS

	Quarters Ended March 31,
(Dollars in millions, except per share amounts)	2010	2009
Total fee revenue	$1,540	$1,422
Net interest revenue	661	564
Gains related to investment securities, net	95	16

Total revenue	2,296	2,002
Provision for loan losses	15	84
Expenses	1,579	1,304

Income before income tax expense	702	614
Income tax expense	207	138

Net income	$495	$476

Adjustments to net income(1)	—	(31)

Net income available to common shareholders	$495	$445

Earnings per common share:
Basic	$.99	$1.03
Diluted	.99	1.02
Average common shares outstanding (in thousands):
Basic	494,588	432,179
Diluted	498,056	435,299
Cash dividends declared	$.01	$.01
Return on average common shareholders’ equity	13.4%	15.7%

(1)	Adjustments were related to preferred stock issued in connection with the U.S. Treasury’s TARP program in 2008 and redeemed in June 2009.

Financial Highlights

For the first quarter of 2010, we recorded net income of $495 million, or $0.99 per diluted common share, compared to $445 million, or $1.02 per diluted common share, for the first quarter of 2009. Return on average common equity was 13.4% for the first quarter of 2010 compared to 15.7% for the same period in 2009.

Total revenue for the first quarter of 2010 increased 15% compared to the same period in 2009, with total fee revenue up 8% in the same comparison. Servicing fee and management fee revenue were up 15% and 25%, respectively, generally the result of increases in equity market valuations as measured by the published indices presented in the “INDEX” table in this Management’s Discussion and Analysis on page 8. Both servicing and management fees also benefited compared to the first quarter of 2009 from the impact of new business won in prior periods on current-period revenue. Trading services revenue compared to the first quarter of 2009 decreased

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

slightly, primarily due to a decline in foreign exchange trading revenue attributable to lower market volatility, which was largely offset by an increase in brokerage fees related to higher electronic trading volumes. Securities finance revenue decreased 60% primarily as a result of lower spreads, partly offset by slightly higher lending volumes. Processing fees and other revenue increased 145%, primarily the result of net revenue related to certain tax-advantaged investments, including a gain from a leasing transaction.

Net interest revenue increased 17% for the first quarter of 2010 compared to the prior-year first quarter, or 16% on a fully taxable-equivalent basis ($693 million compared to $596 million, each reflecting increases from tax-equivalent adjustments of $32 million). These increases were the result of $212 million of discount accretion recorded in the first quarter of 2010, generated by the assets added to our balance sheet in connection with the May 2009 conduit consolidation. See “Total Revenue—Net Interest Revenue” in this Management’s Discussion and Analysis for additional information. This increase in net interest revenue was partially offset by the continuing impact of lower interest-rate spreads.

Net interest margin, computed on fully taxable-equivalent net interest revenue, increased 33 basis points, from 2.01% in the first quarter of 2009 to 2.34% in the first quarter of 2010. The above-mentioned $212 million of discount accretion accounted for 72 basis points of net interest margin for the first quarter of 2010, compared to none for the first quarter of 2009. Excluding the effect of the accretion, fully taxable-equivalent net interest revenue for the first quarter of 2010 would have been $481 million compared to the above-mentioned $693 million, a decrease of 19% from $596 million for the first quarter of 2009, and net interest margin for the first quarter of 2010 would have been 1.62% compared to the reported margin of 2.34%.

We realized net gains of $192 million from sales of available-for-sale securities during the first quarter of 2010, compared to net gains of $29 million during the first quarter of 2009. We also recorded other-than-temporary impairment related to credit of $97 million during the first quarter of 2010, compared to $13 million during the 2009 quarter. The aggregate of the net gains and impairment losses resulted in net gains related to investment securities of $95 million for the first quarter of 2010, compared to net gains of $16 million for the 2009 quarter.

We recorded provisions for loan losses of $15 million during the first quarter of 2010, of which $10 million resulted from changes in management’s expectations with respect to future cash flows from certain of the commercial real estate loans acquired in 2008 in connection with indemnification obligations.

Total expenses increased 21% to $1.58 billion for the first quarter of 2010 compared to $1.30 billion for the 2009 first quarter, primarily the result of a 21% increase in salaries and benefits expense, the majority of which was attributable to our reinstatement of cash incentive compensation accruals, higher benefit requirements in payroll taxes and higher contract services. During the first quarter of 2009, we did not accrue cash incentive compensation as a component of a plan to increase our tangible common equity. The increase in total expenses also reflected higher levels of transaction processing expenses, securities processing costs and professional services fees for the first quarter of 2010 compared to the first quarter of 2009.

At March 31, 2010, we had aggregate assets under custody and administration of $19.04 trillion, which increased $246 billion, or 1%, from $18.79 trillion at December 31, 2009, and increased $4.01 trillion, or 27%, from $15.03 trillion at March 31, 2009. At March 31, 2010, we had aggregate assets under management of $1.93 trillion, which increased $18 billion, or 1%, from $1.91 trillion at December 31, 2009, and increased $534 billion, or 38%, from $1.40 trillion at March 31, 2009. The increases in servicing assets from March 31, 2009 to March 31, 2010 and from December 31, 2009 to March 31, 2010 resulted from increases in asset valuations associated with the improvement in the global financial markets and new business. The increase in assets under management from March 31, 2009 to

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

March 31, 2010 reflected increases in asset valuations and net new business. The increase in assets under management from December 31, 2009 to March 31, 2010 reflected asset appreciation offset by a modest amount of net lost business.

During the first quarter of 2010, we won mandates for approximately $164 billion in assets to be serviced, for which we will provide various services including accounting, fund administration, custody, foreign exchange, securities finance, transfer agency, performance analytics, compliance reporting and monitoring, hedge fund servicing and private equity administration, and investment manager operations outsourcing. This new business is not fully reflected in servicing assets at March 31, 2010; we expect to earn fee revenue in future periods as we install the business and begin to service the assets.

Our effective tax rate for the first quarter of 2010 was 29.5% compared to 22.5% for the same period in 2009.

CONSOLIDATED RESULTS OF OPERATIONS

This section discusses our consolidated results of operations for the first quarter of 2010 compared to the same period in 2009, and should be read in conjunction with the consolidated financial statements and accompanying condensed notes included elsewhere in this Form 10-Q.

TOTAL REVENUE

	Quarters Ended March 31,
(Dollars in millions)	2010	2009	% Change
Fee revenue:
Servicing fees	$880	$766	15%
Management fees	226	181	25
Trading services	242	245	(1)
Securities finance	72	181	(60)
Processing fees and other	120	49	145

Total fee revenue	1,540	1,422	8
Net interest revenue:
Interest revenue	878	738	19
Interest expense	217	174	25

Net interest revenue	661	564	17
Gains related to investment securities, net	95	16

Total revenue	$2,296	$2,002	15

Fee Revenue

Servicing and management fees collectively comprised approximately 72% of our total fee revenue for the first quarter of 2010 compared to approximately 67% for the corresponding quarter in 2009. These fees are a function of several factors, including the mix and volume of assets under custody and administration and assets under management, securities positions held and the volume of portfolio transactions, and the types of products and services used by customers, and are generally affected by changes in worldwide equity and fixed-income valuations.

Generally, servicing fees are affected, in part, by changes in daily average valuations of assets under custody and administration, while management fees are affected by changes in month-end valuations of assets under

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

management. Additional factors, such as the level of transaction volumes, changes in service level, balance credits, customer minimum balances, pricing concessions and other factors, may have a significant effect on servicing fee revenue. Generally, management fee revenue is more sensitive to market valuations than servicing fee revenue. Management fees for enhanced index and actively managed products are generally earned at higher rates than those for passive products. Enhanced index and actively managed products may also involve performance fee arrangements. Performance fees are generated when the performance of certain managed funds exceeds benchmarks specified in the management agreements. Generally, we experience more volatility with performance fees compared with more traditional management fees.

In light of the above, we estimate, assuming all other factors remain constant, that a 10% increase or decrease in worldwide equity values would result in a corresponding change in our total revenue of approximately 2%. If fixed-income security values were to increase or decrease by 10%, we would anticipate a corresponding change of approximately 1% in our total revenue. We would expect the foregoing relationships to exist in normalized financial markets, which we have not experienced since mid-2007. The disrupted conditions that began during the second half of 2007 have adversely affected our servicing and management fee revenues, which are based, in part, on the value of assets under custody and administration or assets under management, as well as our market-driven revenues, particularly foreign exchange trading services and securities finance. Even though the financial markets began to improve during the second half of 2009, the effect of the disrupted conditions on our total revenue, particularly our market-driven revenue, has been more significant than we would anticipate in normalized markets.

The following table presents selected equity market indices for the quarters ended March 31, 2010 and 2009. Daily averages and the averages of month-end indices demonstrate worldwide changes in equity market valuations that affect servicing and management fee revenue, respectively. Quarter-end indices are indicative of the factors influencing the value of assets under custody and administration and assets under management at those dates. The index names listed in the table are service marks of their respective owners.

INDEX

	Daily Averages of Indices			Average of Month-End Indices			Quarter-End Indices
	2010	2009	% Change	2010	2009	% Change	2010	2009	% Change
S&P 500®	1,124	808	39%	1,116	786	42%	1,169	798	46%
NASDAQ®	2,281	1,483	54	2,261	1,461	55	2,398	1,529	57
MSCI EAFE®	1,549	1,085	43	1,531	1,056	45	1,584	1,056	50

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

The 15% increase in servicing fees for the first quarter of 2010 compared to the first quarter of 2009 primarily resulted from the effect of new business on current-period revenue, as well as increases in daily average equity market valuations. For the first quarter of 2010, servicing fees generated from customers outside the U.S. were approximately 39% of total servicing fees compared to approximately 37% for the first quarter of 2009. The following tables set forth the composition of assets under custody and administration.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

ASSETS UNDER CUSTODY AND ADMINISTRATION

(In billions)	March 31, 2010	December 31, 2009	March 31, 2009
Mutual funds	$4,931	$4,734	$3,910
Collective funds	3,697	3,580	2,601
Pension products	4,449	4,395	3,412
Insurance and other products	5,964	6,086	5,112

Total	$19,041	$18,795	$15,035

FINANCIAL INSTRUMENT MIX OF ASSETS UNDER CUSTODY AND ADMINISTRATION

(In billions)	March 31, 2010	December 31, 2009	March 31, 2009
Equities	$9,217	$8,828	$5,786
Fixed-income	7,090	7,236	6,649
Short-term and other investments	2,734	2,731	2,600

Total	$19,041	$18,795	$15,035

Management Fees

The 25% increase in management fees for the first quarter of 2010 compared to the first quarter of 2009 resulted primarily from increases in average month-end equity market valuations and the effect of new business on current-period revenue. Average month-end equity market valuations, individually presented in the preceding “INDEX” table, were up an average of 49% for the first quarter of 2010 compared to the first quarter of 2009. The relative percentage of our assets under management at March 31, 2010 related to passive equity and fixed-income strategies, which generally earn management fees at lower rates compared with active strategies, increased compared to March 31, 2009. For the first quarter of 2010, management fees generated from customers outside the U.S. were approximately 33% of total management fees compared to approximately 30% for the first quarter of 2009.

Assets under management consisted of the following:

ASSETS UNDER MANAGEMENT

(In billions)	March 31, 2010	December 31, 2009	March 31, 2009
Equities:
Passive	$809	$787	$502
Active and other	86	88	79
Company stock/ESOP	56	49	36

Total equities	951	924	617
Fixed-income:
Passive	456	445	260
Active	23	25	30
Cash and money market	499	517	488

Total fixed-income and cash/money market	978	987	778

Total	$1,929	$1,911	$1,395

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

The following table presents a roll-forward of assets under management for the twelve months ended March 31, 2010:

ASSETS UNDER MANAGEMENT

(In billions)
March 31, 2009	$1,395
Net new business	211
Market appreciation	305

December 31, 2009	$1,911
Net new business	(14)
Market appreciation	32

March 31, 2010	$1,929

Trading Services

Trading services revenue, which includes foreign exchange trading revenue and brokerage and other trading fees, was down slightly in the first quarter of 2010 compared to the first quarter of 2009. Foreign exchange trading revenue for the first quarter of 2010 totaled $134 million, down 30% from $191 million for the corresponding prior-year quarter. The decrease was primarily the result of the effect of a 46% decrease in currency volatility partly offset by a 15% increase in aggregate customer volumes, particularly custody foreign exchange services, which grew 56% from the first quarter of 2009. Brokerage and other trading fees totaled $108 million for the first quarter of 2010, up 100% from $54 million for the first quarter of 2009. The increase was primarily the result of higher volumes of electronic trading, as well as the absence of the effect of low market valuations of certain trading account securities in the first quarter of 2009.

Compared to the fourth quarter of 2009, trading services revenue declined 10%, with brokerage and other trading fees down 14% due to lower revenue from transition management, and foreign exchange trading revenue down 7%. Currency volatility declined 5% and aggregate customer volumes declined 5%, evenly split between custody foreign exchange services and foreign exchange trading and sales, which were down 4% and 5%, respectively.

Securities Finance

Securities finance revenue for the first quarter of 2010 decreased 60% compared to the first quarter of 2009. The decrease was primarily the result of lower spreads across all lending programs, partly offset by an increase in the average volume of securities on loan. The average volume of securities on loan during the first quarter of 2010 was $412 billion, up 4% compared to $398 billion during the first quarter of 2009.

Market influences are expected to continue to affect our revenue from, and the profitability of, our securities lending activities in 2010. While the average volume of securities on loan has generally stabilized over the past five quarters, spreads have decreased significantly compared to those earned in late 2007 and throughout 2008 (which were extraordinarily high), reflecting prevailing interest rates and the effects of government actions taken to stimulate the economy. Until securities lending spreads return to levels generally consistent with those experienced prior to late 2007, our revenues from securities lending activities will be adversely affected.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Our securities lending operations consist of two components: a direct lending program for third-party investment managers and asset owners, the collateral pools for which we refer to as direct lending collateral pools; and investment funds with a broad range of investment objectives that are managed by State Street Global Advisors, or SSgA, and engage in securities lending, which we refer to as SSgA lending funds.

During the disruption in the global financial markets since 2008, we have been able to manage the outflows from the unregistered cash collateral pools underlying our direct lending program, as well as the impact of the disruptions in the credit markets, in a manner that substantially reduced the risk of loss to our customers. However, we imposed in 2008 and 2009, and continued to impose during the first quarter of 2010, limitations on participant redemptions from the cash collateral pools in our direct lending program in order to manage the liquidity in the pools. The net asset value of these cash collateral pools, determined using information from independent third parties, fell, and has remained, below $1.00 per unit since 2008. At March 31, 2010, the net asset value, based on the market value of these unregistered cash collateral pools, ranged from $0.95 to $1.00, with the weighted-average net asset value on that date equal to $0.991, compared to $0.986 at December 31, 2009.

At March 31, 2010, the aggregate net asset value of the unregistered direct lending collateral pools, based on a constant net asset value of $1.00 per unit, was approximately $84 billion, which exceeded the aggregate market value of those collateral pools as of the same date by approximately $768 million. However, we continue to transact purchases into and redemptions out of these pools at $1.00 per unit. We continue this practice for a number of reasons, including the fact that none of the securities in the cash collateral pools is currently in default or considered to be materially impaired, and the fact that there are restrictions on withdrawals from the collateral pools, which, absent a substantial reduction in the lending program, should permit the securities in the collateral pools to be held until they recover to their par value, which exceeds their current market value.

We cannot determine how long the withdrawal limitations will remain in place, nor can we determine how long the valuation of the collateral pools, which we believe to be influenced significantly by market illiquidity, will remain so influenced. However, on average, approximately 18% of the aggregate assets in these collateral pools have expected maturities of greater than one year. The continuation of either of the aforementioned trends could materially affect the longer-term prospects for our securities lending business.

Processing Fees and Other

Processing fees and other revenue was $120 million for the first quarter of 2010, up 145% compared to the first quarter of 2009. This increase was due primarily to net revenue related to certain tax-advantaged investments, including a gain from a buyout of a leasing transaction.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

NET INTEREST REVENUE

	For the Quarters Ended March 31,
	2010			2009
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest Revenue/ Expense	Rate	Average Balance	Interest Revenue/ Expense	Rate
Interest-bearing deposits with banks	$10,348	$19.75%		$27,124	$61.91%
Securities purchased under resale agreements	2,696	4.61		3,323	8.89
Federal funds sold	1	—	.38	139	—	.33
Trading account assets	148	1.85		6,200	17	1.12
Investment securities	94,814	774	3.31	70,132	615	3.56
Investment securities purchased under AMLF(1)	—	—	—	3,111	24	3.16
Loans and leases	11,104	112	4.10	8,417	44	2.11
Other interest-earning assets	1,106	—	.11	2,048	1.17

Total interest-earning assets	$120,217	$910	3.07	$120,494	$770	2.59

Interest-bearing deposits:
U.S	$7,168	$6.36%		$7,874	$21	1.08%
Non-U.S	60,561	27.18		58,919	44.30
Securities sold under repurchase agreements	8,478	1.06		10,941	1.04
Federal funds purchased	1,558	—	.02	548	—	.03
Short-term borrowings under AMLF(1)	—	—	—	3,091	17	2.22
Other short-term borrowings	16,836	110	2.64	11,905	30	1.04
Long-term debt	8,833	72	3.28	5,165	60	4.65
Other interest-bearing liabilities	632	1.44		1,343	1.24

Total interest-bearing liabilities	$104,066	$217.85		$99,786	$174.71

Interest-rate spread			2.22%			1.88%
Net interest revenue—fully taxable-equivalent basis(2)		$693			$596

Net interest margin—fully taxable-equivalent basis			2.34%			2.01%
Net interest revenue—GAAP basis		$661			$564

(1)	Amounts represent averages of asset-backed commercial paper purchases under the Federal Reserve’s AMLF, and associated borrowings. The AMLF expired in February 2010.
(2)	Amounts include fully taxable-equivalent adjustments of $32 million for each of the first quarters of 2010 and 2009.

Net interest revenue is defined as the total of interest revenue earned on interest-earning assets less interest expense incurred on interest-bearing liabilities. Interest-earning assets, which consist of investment securities, loans and leases and other liquid assets, are financed primarily by customer deposits and short-term borrowings. Net interest margin represents the relationship between annualized fully taxable-equivalent net interest revenue and total average interest-earning assets for the period. Changes in the components of interest-earning assets and interest-bearing liabilities are discussed in more detail below. Additional detail about the components of interest revenue and interest expense is provided in note 11 to the consolidated financial statements included in this Form 10-Q.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

For the first quarter of 2010, on a fully taxable-equivalent basis, net interest revenue increased 16% (17% on a GAAP basis) compared to the first quarter of 2009, generally the result of discount accretion, as described below, generated by securities added to our consolidated balance sheet in connection with the May 2009 conduit consolidation. The increase from accretion was partially offset by lower yields on investment securities purchased to replace matured or amortized securities that had earned higher yields, as well as lower spreads on customer deposits. Excluding the accretion, net interest revenue would have declined compared to the first quarter of 2009. Average aggregate interest-bearing deposits were relatively flat compared to the prior-year quarter.

In May 2009, we elected to take action that required the consolidation onto our balance sheet, for financial reporting purposes, of the assets and liabilities of the asset-backed commercial paper conduits that we sponsored and administered. Upon consolidation, the aggregate fair value of the conduits’ investment securities of approximately $16.6 billion was established as their carrying amount, resulting in a $6.1 billion discount to the assets’ aggregate par value of approximately $22.7 billion. To the extent that the expected future cash flows from the securities exceed their carrying amount, the portion of the discount not related to credit will accrete into interest revenue over the securities’ remaining terms.

The timing and ultimate recognition of this accretion will depend on factors including future credit conditions and the timing of underlying collateral prepayment, the predictability of which are uncertain, particularly in light of financial market conditions. Subsequent to the consolidation, we have recorded discount accretion in interest revenue of $833 million, composed of $621 million in 2009 and $212 million in the first quarter of 2010. We anticipate that discount accretion will continue to be a material component of our net interest revenue for 2010 and future years. Because the rate of recognition of discount accretion is dependent, in part, on the factors described above, which are beyond our control, the volatility of our net interest revenue may increase.

Interest-bearing deposits with banks, including cash balances held at the Federal Reserve to satisfy reserve requirements, averaged $10.35 billion for the first quarter of 2010, a decrease of $16.78 billion, or 62%, compared to $27.12 billion for the first quarter of 2009. An average of $5.78 billion was held at the Federal Reserve Bank during the first quarter of 2010, a decrease of 58% compared to $13.82 billion for the same period in 2009. Balances for both periods exceeded minimum reserve requirements. The overall decrease in interest-bearing deposits resulted from the transfer of our excess liquidity to higher-yield investments during the first quarter of 2010 as conditions in the financial markets improved, compared to the first quarter of 2009, when we invested our excess liquidity in these reserve balances.

Average securities purchased under resale agreements decreased 19%, from $3.32 billion for the first quarter of 2009 to $2.70 billion in the first quarter of 2010. Average federal funds sold decreased to $1 million for the first quarter of 2010 compared to $139 million for the first quarter of 2009. These decreases were mainly due to the transfer of liquidity to higher-yield investment securities.

Average trading account assets decreased $6.05 billion, or 98%, from $6.20 billion for the first quarter of 2009 to $148 million for the first quarter of 2010, due to the absence of conduit asset-backed commercial paper purchased by us, which was eliminated for financial reporting purposes when the conduits were consolidated onto our balance sheet as described above.

Our average investment securities portfolio increased 35%, or $24.68 billion, from $70.13 billion for the first quarter of 2009 to approximately $94.81 billion for the first quarter of 2010, due to the effect of the conduit consolidation, the transfer of our excess liquidity from Federal Reserve Bank balances into higher-yield investment securities, as well as the re-investment of amortizing and maturing securities. During the first quarter

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

of 2010, we continued to execute our strategy of investing in “AAA” and “AA” rated securities. Securities rated “AAA” and “AA” comprised approximately 81% of our investment securities portfolio (approximately 69% “AAA” rated) at March 31, 2010, compared to 84% “AAA” and “AA” rated (73% “AAA” rated) at March 31, 2009.

Loans and leases averaged $11.10 billion for the first quarter of 2010, up 32%, or $2.69 billion, from $8.42 billion for the first quarter of 2009. The increase was primarily related to the structured asset-backed loans added in connection with the conduit consolidation, partially offset by lower levels of short-term liquidity required by customers. For the first quarter of 2010, approximately 20% of the average loan and lease portfolio, compared to 44% for the same period in 2009, was composed of U.S. and non-U.S. short-duration advances that provide liquidity to customers in support of their transaction flows. Aggregate U.S. and non-U.S. short-duration advances averaged approximately $2.17 billion for the first quarter of 2010, down $1.50 billion, or 41%, from $3.67 billion for the first quarter of 2009. The lower levels of liquidity we provided to customers during the first quarter of 2010 compared to the first quarter of 2009 were primarily the result of a decrease in customer demand and not a reduction in credit availability from, or committed lines provided by, State Street. As transaction flows returned to levels more consistent with those experienced prior to late 2007, customer demand for short-term liquidity declined.

Average interest-bearing deposits increased $936 million, from $66.79 billion for the first quarter of 2009 to $67.73 billion for the first quarter of 2010. This increase resulted from the reallocation by customers of their cash balances from non-interest bearing, insurance-protected accounts to interest-bearing accounts as global financial market disruptions lessened.

Average other short-term borrowings increased $4.93 billion, or 41%, to $16.84 billion for the first quarter of 2010 from the same period in 2009 primarily due to the addition of commercial paper in connection with the conduit consolidation, partly offset by lower borrowings under the Federal Reserve’s term auction facility, the latter further discussed in the Liquidity section of this Management’s Discussion and Analysis. Average long-term debt increased $3.67 billion, or 71%, to $8.83 billion for the first quarter of 2010 compared to the first quarter of 2009, due to the issuance of an aggregate of approximately $4 billion of unsecured senior notes by State Street and State Street Bank in March 2009 under the FDIC’s Temporary Liquidity Guarantee Program, and the issuance by State Street of $500 million of unsecured senior notes in May 2009.

Several factors could affect future levels of our net interest revenue and margin, including the mix of customer liabilities, actions of the various central banks, changes in U.S. and non-U.S. interest rates, the shapes of the various yield curves around the world and the amount of discount accretion generated by the investment securities added to our consolidated balance sheet in connection with the conduit consolidation. In 2009, based on market conditions, we re-initiated our strategy of re-investing proceeds from amortizing and maturing securities in highly rated investment securities, such as U.S. Treasuries and federal agency mortgage-backed securities and asset-backed securities. The pace at which we continue to re-invest and the types of securities purchased will depend on market conditions over time. These factors and the level of interest rates worldwide are expected to dictate what effect the re-investment program will have on future levels of our net interest revenue and net interest margin.

Gains (Losses) Related to Investment Securities, Net

We recorded net gains of $192 million from sales of approximately $6 billion of available-for-sale securities in the first quarter of 2010, with $110 million related to sales of former conduit securities, compared to net gains of $29 million in the first quarter of 2009. In connection with our ongoing management of the investment portfolio, we may, from time to time, sell securities to reduce our risk profile, to take advantage of favorable

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

market conditions, or for other reasons. We sold securities in the first quarter of 2010 as a result of management’s view that the markets were generally favorable, and, in certain cases, in connection with management’s decision to de-risk the portfolio.

The aggregate unrealized loss on securities for which other-than-temporary impairment was recorded in the first quarter of 2010 was $240 million. Of this total, $143 million related to factors other than credit, and was recorded, net of related taxes, as a component of other comprehensive income in our consolidated statement of condition. We recorded the remaining $97 million, with $14 million related to former conduit securities, in our first quarter 2010 consolidated statement of income, compared to $13 million in the first quarter of 2009.

For the first quarter of 2010, the $97 million of losses was composed of $89 million associated with expected credit losses and $8 million associated with adverse changes in the timing of expected future cash flows from the securities. The substantial majority of the impairment losses related to non-agency mortgage-backed securities which management concluded would likely experience credit losses resulting from deterioration in financial performance of these securities during the quarter. These securities are reported as asset-backed securities in note 2 to the consolidated financial statements included in this Form 10-Q.

	Quarters Ended March 31,
(In millions)	2010	2009
Net gains from sales of available-for-sale securities	$192	$29
Losses from other-than-temporary impairment	(240)	(13)
Losses not related to credit(1)	143	—

Net impairment losses	(97)	(13)

Gains related to investment securities, net	$95	$16

(1)

Pursuant to new accounting standards adopted on April 1, 2009, these losses were not recorded in our consolidated results of operations, but were recognized as a component of other comprehensive income, net of related taxes, in our consolidated balance sheet; refer to the following discussion and to note 8 to the consolidated financial statements included in this Form 10-Q.

Management regularly reviews the investment securities portfolio to identify other-than-temporary impairment of individual securities. Impairment related to expected losses represents the difference between the discounted values of the expected future cash flows from the securities compared to their current amortized cost basis, with each discount rate commensurate with the effective yield on the underlying security. For debt securities held to maturity, other-than-temporary impairment remaining after credit-related impairment (which credit-related impairment is recorded in our consolidated statement of income) is recognized, net of related taxes, as a component of other comprehensive income in the shareholders’ equity section of our consolidated balance sheet, and is accreted prospectively over the remaining terms of the securities based on the timing of their estimated future cash flows. For other-than-temporary impairment of debt securities that results from management’s decision to sell the security prior to its recovery in value, the entire difference between the security’s fair value and its amortized cost basis is recorded in our consolidated statement of income.

The aforementioned accounting for other-than-temporary impairment was adopted by us, pursuant to new accounting standards, on April 1, 2009. Prior to that date, we recognized losses from other-than-temporary impairment of debt and equity securities for either a change in management’s intent to hold the securities or expected credit losses, and such impairment losses, which reflected the entire difference between the fair value and amortized cost basis of each individual security, were recorded in our consolidated statement of income.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Additional information about investment securities, the gross gains and losses that compose the net sale gains and our process to identify other-than-temporary impairment, is provided in note 2 to the consolidated financial statements included in this Form 10-Q.

PROVISION FOR LOAN LOSSES

We recorded provisions for loan losses of $15 million during the first quarter of 2010 compared to $84 million during the first quarter of 2009. Of the $15 million, $10 million primarily resulted from a revaluation of the collateral supporting one of the commercial real estate loans acquired in 2008 in connection with indemnification obligations. This loan is expected to be repaid through the ultimate liquidation of the underlying collateral. The commercial real estate loans are reviewed on a quarterly basis, and any provisions for loan losses that are recorded reflect management’s current expectations with respect to future principal and interest cash flows from these loans, based on an assessment of economic conditions in the commercial real estate market and other factors. Future changes in expectations with respect to collection of principal and interest on these loans could result in additional provisions for loan losses.

EXPENSES

	Quarters Ended March 31,
(Dollars in millions)	2010	2009	% Change
Salaries and employee benefits	$883	$731	21%
Information systems and communications	167	161	4
Transaction processing services	153	131	17
Occupancy	118	121	(2)
Other:
Merger and integration costs	13	17	(24)
Professional services	81	35	131
Amortization of other intangible assets	34	34	—
Regulator fees and assessments	11	12	(8)
Securities processing	58	(1)
Other	61	63	(3)

Total other	258	160	61

Total expenses	$1,579	$1,304	21

Number of employees at quarter end	27,700	27,500

The increase in salaries and employee benefits expense for the first quarter of 2010 compared to the first quarter of 2009 was primarily due to the effect of our reinstatement of cash incentive compensation accruals, as well as higher benefits requirements in payroll taxes and higher contract services. During the first quarter of 2009, we did not accrue cash incentive compensation as a component of a plan to increase our tangible common equity.

Information systems and communications expense for the first quarter of 2010 compared to the 2009 quarter reflected slightly higher levels of spending on telecommunications hardware and software for our global infrastructure. The increase in transaction processing services expense resulted from higher external contract costs, as well as higher broker fees and sub-custody expenses.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Other expenses increased mainly as a result of higher levels of costs related to professional services and securities processing. The increase in professional services costs resulted partly from an increase in legal fees compared to the first quarter of 2009. Securities processing expenses were higher for the first quarter of 2010 compared to the first quarter of 2009 mainly because of the prior year quarter’s abnormally low level of costs.

Income Tax Expense

We recorded income tax expense of $207 million for the first quarter of 2010, compared to $138 million for the first quarter of 2009. Our effective tax rate for the first quarter of 2010 was 29.5%, compared to 22.5% for the first quarter of 2009. The increase in the effective rate was due to the non-recurrence of certain reductions in prior-period tax accruals recorded in the first quarter of 2009.

LINE OF BUSINESS INFORMATION

We have two lines of business: Investment Servicing and Investment Management. Given our services and management organization, the results of operations for these lines of business are not necessarily comparable with those of other companies, including companies in the financial services industry. Information about revenues, expenses and capital allocation methodologies with respect to these lines of business is provided in note 23 to the consolidated financial statements included in our 2009 Form 10-K.

The following is a summary of our line of business results. The amounts presented in the “Other” column for 2010 represent merger and integration costs recorded in connection with acquisitions. The amounts presented in the 2009 “Other” column represent net interest revenue earned in connection with our participation in the AMLF and merger and integration costs recorded in connection with the Investors Financial acquisition. The amounts presented in both “Other” columns were not allocated to State Street’s business lines.

	For the Quarters Ended March 31,
	Investment Servicing		Investment Management		Other		Total
(Dollars in millions, except where otherwise noted)	2010	2009	2010	2009	2010	2009	2010	2009
Fee revenue:
Servicing fees	$880	$766					$880	$766
Management fees	—	—	$226	$181			226	181
Trading services	242	245	—	—			242	245
Securities finance	58	125	14	56			72	181
Processing fees and other	90	33	30	16			120	49

Total fee revenue	1,270	1,169	270	253			1,540	1,422
Net interest revenue	647	541	14	16		$7	661	564
Gains related to investment securities, net	95	16	—	—		—	95	16

Total revenue	2,012	1,726	284	269		7	2,296	2,002
Provision for loan losses	15	84	—	—		—	15	84
Expenses from operations	1,334	1,139	232	148		—	1,566	1,287
Merger and integration costs	—	—	—	—	$13	17	13	17

Total expenses	1,334	1,139	232	148	13	17	1,579	1,304

Income (Loss) from continuing operations before income taxes	$663	$503	$52	$121	$(13)	$(10)	$702	$614

Pre-tax margin	33%	29%	18%	45%
Average assets (in billions)	$139.0	$141.1	$3.9	$3.2			$142.9	$144.3

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Investment Servicing

Total revenue for the first quarter of 2010 increased 17% compared to the first quarter of 2009. Total fee revenue in the same comparison increased 9%, with the increase attributable to growth in servicing fees and processing fees and other revenue. The growth in servicing fees was due to the effect of new business on current-period revenue, as well as increases in daily average equity market valuations. Processing fees and other revenue increased 173%, primarily the result of net revenue related to certain tax-advantaged investments, including a gain from a buyout of a leasing transaction. The increases were offset by a decline in securities finance revenue primarily due to lower spreads offset partly by increased lending volumes.

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

Net interest revenue for the first quarter of 2010 increased 20% compared to the first quarter of 2009, generally due to the effect of the discount accretion recorded following the May 2009 consolidation of the conduits, which accretion is discussed more fully in the foregoing “Total Revenue—Net Interest Revenue” section of this Management’s Discussion and Analysis. A portion of consolidated net interest revenue is recorded in our Investment Management business line based on the volume of customer liabilities attributable to that business.

Total expenses for the first quarter of 2010 increased 17% compared to the first quarter of 2009, primarily due to the effect of our reinstatement of cash incentive compensation accruals.

Investment Management

Total revenue for the first quarter of 2010 increased 6% compared to the first quarter of 2009, reflecting a 7% increase in total fee revenue offset by a 13% decrease in net interest revenue.

With respect to management fees, which are generated by State Street Global Advisors, or SSgA, the 25% increase in the first quarter comparison resulted primarily from the effect of increases in average month-end equity market valuations and the effect of new business on current-period revenue. Management fees for the Investment Management business line are identical to the respective consolidated results. Refer to the “Fee Revenue—Management Fees” section of “Total Revenue” in this Management’s Discussion and Analysis for a more-in depth discussion.

For the first quarter of 2010, total expenses increased 57% compared to the first quarter of 2009, primarily attributable to the effect on salaries and benefits of our reinstatement of cash incentive compensation accruals, as well as higher benefits requirements in payroll taxes and higher contract services.

Lending funds managed by SSgA continue to invest in cash collateral pools underlying these funds, the net asset values of which remain less than $1.00 per unit. These funds have imposed limitations on participant redemptions in an effort to address the impact of the disruption in the fixed-income securities markets since 2008 on the liquidity of certain assets held by the cash collateral pools underlying these funds. Although these funds continue to transact purchase and redemption orders based upon the transaction value of the collateral pools of $1.00 per unit, the net asset value of the collateral pools determined in accordance with GAAP is less than $1.00

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

per unit. We continue this practice for a number of reasons, including the fact that none of the securities in the cash collateral pools is currently in default or considered to be materially impaired, and the fact that there are restrictions on withdrawals from the lending funds, which, absent a significant reduction in the lending program, should permit the securities in the collateral pools to be held until they recover to their par value, which exceeds their current market value. The net asset value of the collateral pools underlying the SSgA funds, which is determined based upon the market value of the cash collateral pool assets, ranged from $0.98 to $1.00 during the first quarter of 2010, with a weighted-average net asset value of $0.988 at March 31, 2010, compared to $0.981 at December 31, 2009. At March 31, 2010, the aggregate net asset value of the unregistered collateral pools underlying the SSgA lending funds, based on a constant net asset value of $1.00 per unit, was approximately $23 billion, which exceeded the aggregate market value of those collateral pools as of the same date by approximately $290 million.

Our continuation of the limitations on participant redemptions and the difference between the net asset value used for purchase and redemption transactions and the net asset value determined in accordance with GAAP could, if either or both continue, adversely effect SSgA’s reputation, the marketing of its lending funds and its future results of operations.

FINANCIAL CONDITION

The structure of our consolidated statement of condition is primarily driven by the liabilities generated by our core Investment Servicing and Investment Management businesses. As our customers execute their worldwide cash management and investment activities, they use short-term investments and deposits that constitute the majority of our liabilities. These liabilities are generally in the form of non-interest-bearing demand deposits; interest-bearing transaction account deposits, which are denominated in a variety of currencies; and repurchase agreements, which generally serve as short-term investment alternatives for our customers.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

	For the Quarters Ended March 31,
(In millions)	2010 Average Balance	2009 Average Balance
Assets:
Interest-bearing deposits with banks	$10,348	$27,124
Securities purchased under resale agreements	2,696	3,323
Federal funds sold	1	139
Trading account assets	148	6,200
Investment securities	94,814	70,132
Investment securities purchased under AMLF(1)	—	3,111
Loans	11,104	8,417
Other earning assets	1,106	2,048

Total interest-earning assets	120,217	120,494
Cash and due from banks	2,452	2,670
Other assets	20,255	21,091

Total assets	$142,924	$144,255

Liabilities and shareholders’ equity:
Interest-bearing deposits:
U.S.	$7,168	$7,874
Non-U.S.	60,561	58,919

Total interest-bearing deposits	67,729	66,793
Securities sold under repurchase agreements	8,478	10,941
Federal funds purchased	1,558	548
Short-term borrowings under AMLF(1)	—	3,091
Other short-term borrowings	16,836	11,905
Long-term debt	8,833	5,165
Other interest-bearing liabilities	632	1,343

Total interest-bearing liabilities	104,066	99,786
Non-interest-bearing deposits	13,387	20,252
Other liabilities	10,487	10,843
Shareholders’ equity	14,984	13,374

Total liabilities and shareholders’ equity	$142,924	$144,255

(1)	Amounts represent averages of asset-backed commercial paper purchases and associated borrowings in connection with our participation in the AMLF. The AMLF expired in February 2010.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Investment Securities

The carrying values of investment securities by type were as follows as of period end:

(In millions)	March 31, 2010	December 31, 2009
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$9,307	$11,162
Mortgage-backed securities	15,089	14,936
Asset-backed securities:
Student loans(1)	12,788	11,928
Credit cards	6,214	6,607
Sub-prime	3,200	3,197
Other	2,784	2,797

Total asset-backed	24,986	24,529

Non-U.S. debt securities	11,772	10,311
State and political subdivisions	6,038	5,937
Collateralized mortgage obligations	2,440	2,409
Other U.S. debt securities	2,257	2,234
U.S. equity securities	962	1,098
Non-U.S. equity securities	105	83

Total	$72,956	$72,699

Held to maturity:
U.S. Treasury and federal agencies:
Direct obligations	$500	$500
Mortgage-backed securities	570	620
Asset-backed securities:
Credit cards	18	20
Other	259	447

Total asset-backed	277	467

Non-U.S. debt securities	10,445	10,822
State and political subdivisions	180	206
Collateralized mortgage obligations	7,859	8,262

Total	$19,831	$20,877

(1)	Substantially composed of securities guaranteed by the federal government with respect to the payment of principal and interest.

We manage our investment securities portfolio to align with interest-rate and duration characteristics of our customer liabilities and in the context of our overall consolidated balance sheet structure, which is maintained within internally approved risk limits, and in consideration of the global interest-rate environment. We consider a well-diversified, high-credit quality investment securities portfolio to be an important element in the management of our consolidated balance sheet. The portfolio continues to be concentrated in securities with high

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

credit quality, with approximately 81% of the carrying value of the portfolio “AAA” or “AA” rated. The percentages of the carrying value of the investment securities portfolio by external credit rating were as follows as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
AAA (1)	69%	69%
AA	12	11
A	7	7
BBB	3	4
BB	8	8
Non-rated	1	1

	100%	100%

(1)	Includes U.S. Treasury securities.

The investment portfolio of approximately 9,750 securities is also diversified with respect to asset class. Approximately 71% of the carrying value of the portfolio is composed of mortgage-backed and asset-backed securities. The largely floating-rate asset-backed portfolio consists primarily of credit card- and student loan-backed securities. Mortgage-backed securities are split between securities of Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and U.S. and non-U.S. large-issuer collateralized mortgage obligations.

Certain asset-backed and municipal (state and political subdivisions) securities have the benefit of third-party guarantees from financial guaranty insurance companies. The aggregate amortized cost of securities with underlying guarantees was approximately $4.87 billion at March 31, 2010 and $4.96 billion at December 31, 2009. Asset-backed securities comprised approximately $889 million of the total at March 31, 2010, of which approximately $228 million are currently drawing on the underlying guarantees in order to make contractual principal and interest payments to State Street. In these cases, the performance of the underlying security is highly dependent on the performance of the guarantor. Of the $228 million currently drawing on the guarantees, approximately 52% is supported by guarantors rated below investment grade or not rated.

In assessing other-than-temporary impairment, we may from time to time place reliance on support from third-party financial guarantors for certain asset-backed and municipal (state and political subdivisions) securities. Factors taken into consideration when determining the level of support include the guarantor’s credit rating and management’s assessment of the guarantor’s financial condition. For those companies deemed to be under financial duress, we have assumed default by those guarantors during 2010 with a modest recovery of claimed amounts (up to 20%). In addition, for structured securities, management considers the liquidation value of the underling collateral based on expected housing prices and other relevant factors.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Impairment

Net unrealized losses on securities available for sale were as follows as of March 31, 2010 and December 31, 2009:

(In millions)	March 31, 2010	December 31, 2009
Fair value	$72,956	$72,699
Amortized cost	74,280	74,843

Net unrealized loss, pre-tax	$(1,324)	$(2,144)

Net unrealized loss, after-tax	$(807)	$(1,316)

The net unrealized loss amounts excluded the remaining net unrealized loss of $829 million, or $524 million after-tax, and $1.01 billion, or $635 million after-tax, respectively, related to reclassifications of securities available for sale to securities held to maturity. These after-tax amounts were also recorded in other comprehensive income. The decline in the remaining after-tax unrealized loss on transferred securities resulted from amortization and from the recognition of losses from other-than-temporary impairment on certain of the securities.

We conduct periodic reviews of individual securities to assess whether other-than-temporary impairment exists. To the extent that other-than-temporary impairment is identified, the impairment is separated into a credit component and a non-credit component. The credit component is recorded in our consolidated statement of income, and the non-credit component is recorded, net of related taxes, in other comprehensive income to the extent that management does not intend to sell the security.

The assessment of other-than-temporary impairment involves an evaluation of economic and security-specific factors, which are more fully described in note 2 to the consolidated financial statements included in this Form 10-Q. Such factors are based upon estimates, derived by management, which contemplate current market conditions and security-specific performance. To the extent that market conditions are worse than management’s expectations, other-than-temporary impairment could increase, in particular the credit component that would be recorded in our consolidated statement of income.

Generally, indices that measure trends in national housing prices are published in arrears. As of September 30, 2009, national housing prices, according to the Case-Shiller National Home Price Index, had declined by approximately 28% peak-to-current. As of December 31, 2009, there was a nominal deterioration of approximately 1%, resulting in an unchanged peak-to-current decline of approximately 28%. Despite recent stabilization in home prices, management continues to maintain its base assumption that there will be an overall decline in housing prices through the end of 2010, resulting in a peak-to-trough decline of approximately 37%.

During the first quarter of 2010, management’s expectations with respect to potential losses worsened, primarily due to mortgage collateral, rising delinquencies (primarily greater than 60 days) and the above-mentioned expectations with respect to housing price declines. As a result, in the first quarter of 2010, we recognized $97 million of other-than-temporary impairment related to credit. Our investment portfolio continues to be sensitive to management’s estimates of defaults and prepayment speeds. For example, as it relates to our U.S. non-agency prime and “Alt-A” residential mortgage-backed portfolio, if we were to increase default estimates to 110% of management’s current expectations with a corresponding 10% slowdown of prepayment

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

speeds to 90% of management’s current expectations, other-than-temporary impairment on these securities related to credit would increase by approximately $30 million to $40 million, which impairment would be recorded in our consolidated statement of income. As it relates to our U.S. sub-prime asset-backed portfolio, if we were to increase default estimates to 110% of management’s current expectations with a corresponding 10% slowdown of prepayment speeds to 90% of management’s current expectations, other-than-temporary impairment related to credit would increase by approximately $45 million to $55 million.

The foregoing sensitivity estimates are based on a number of factors, including, but not limited to, the level of home prices and the timing of defaults. To the extent that such factors differ substantially from management’s current expectations, resulting loss estimates may differ significantly.

Excluding the securities for which other-than-temporary impairment was recorded, management considers the aggregate decline in fair value of the remaining securities and the resulting net unrealized losses to be temporary and not the result of any material changes in the credit characteristics of the securities. Additional information about our assessment of impairment is provided in note 2 to the consolidated financial statements included in this Form 10-Q.

Loans and Lease Financing

(In millions)	March 31, 2010	December 31, 2009
Commercial and financial:
Institutional and corporate:
U.S.	$3,591	$3,938
Non-U.S.	114	100
Securities settlement:
U.S.	2,103	1,614
Non-U.S.	1,119	458
Commercial real estate:
U.S.	596	600

Total commercial and financial	7,523	6,710

Purchased receivables:
U.S.	767	786
Non-U.S.	1,499	1,596
Other:
U.S.	916	—
Lease financing:
U.S.	409	408
Non-U.S.	1,222	1,308

Total loans	12,336	10,808
Less allowance for loan losses	(91)	(79)

Net loans	$12,245	$10,729

Institutional and corporate balances primarily represented short-term extensions of credit pursuant to lending facilities with fund customers, as well as insurance, corporate and other borrowers. Securities settlement balances were composed of short-duration advances to our customers to provide liquidity in support of their transaction flows associated with securities settlement activities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

The commercial real estate loans were acquired in 2008 pursuant to indemnified repurchase agreements. These loans, which are primarily collateralized by direct and indirect interests in commercial real estate, were recorded at their then-current fair value, based on management’s expectations with respect to future collection of principal and interest using appropriate market discount rates as of the date of acquisition. This acquired loan portfolio is accounted for under the provisions of ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (formerly AICPA Statement of Position No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer). The provisions of ASC Topic 310-30 require management to periodically estimate the loans’ expected future cash flows, and if the timing and amount of cash flows expected to be collected can be reasonably estimated, these cash flows are used to record interest revenue on the loans. If the loans’ expected future cash flows increase, the increase is recorded over the remaining terms of the loans as an increase to the loans’ yield. If expected future cash flows decrease, an allowance for loan losses is established and the accretable yield on the loans is maintained. In accordance with ASC Topic 310-30 and our accounting policy with respect to non-accrual loans, we would place these acquired commercial real estate loans on non-accrual status in the future if and when we were unable to reasonably estimate their expected future cash flows.

At March 31, 2010, approximately $73 million of the above-described commercial real estate loans had been placed by management on non-accrual status, as the yield associated with certain of the loans, determined when the loans were acquired, was deemed to be non-accretable. This determination was based on management’s expectations of the future collection of principal and interest from the loans. Future changes in expectations with respect to collection of principal and interest on these loans could result in additional non-accrual loans and provisions for loan losses.

The purchased receivables were added in connection with the May 2009 conduit consolidation. These structured asset-backed loans represent undivided interests in securitized pools of underlying third-party receivables. “Other” loans, which are carried at fair value, resulted from the consolidation of the asset-backed securitization trusts on January 1, 2010 in connection with our adoption of a new accounting standard. This consolidation is further discussed in notes 1 and 7 to the consolidated financial statements included in this Form 10-Q.

As discussed in note 1, in April 2010, as a result of a market transaction between each of the trusts and new trust investors unrelated to us, we no longer have unilateral servicer removal rights. Although we continue to maintain investments significant to each trust with certain corresponding removal rights, we are no longer deemed to be the primary beneficiary of each of the trusts. As a result, beginning on April 23, 2010, we no longer record the assets and liabilities of the trusts in our consolidated financial statements. We will continue to carry our direct investments in the trusts. This de-consolidation is not expected to have a material effect on our consolidated results of operations or financial condition.

The following table presents activity in the allowance for loan losses for the periods indicated:

	March 31,
(In millions)	2010	2009
Beginning balance	$79	$18
Provision for loan losses:
Commercial real estate loans	10	84
Other	5	—
Charge-offs:
Commercial real estate loans	(3)	(8)

Total	$91	$94

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

The provision for loan losses related to commercial real estate loans primarily resulted from a revaluation of the collateral supporting one of the commercial real estate loans acquired in 2008 in connection with indemnification obligations. This loan is expected to be repaid through the ultimate liquidation of the underlying collateral. The commercial real estate loans are reviewed on a quarterly basis, and any provisions for loan losses that are recorded reflect management’s current expectations with respect to future principal and interest cash flows from these loans, based on an assessment of economic conditions in the commercial real estate market and other factors. The charge-offs primarily related to the commercial real estate loans, as management considered certain of these loans no longer collectible.

Capital

The management of regulatory and economic capital both involve key metrics evaluated by management to assess whether our actual level of capital is commensurate with our risk profile, is in compliance with all regulatory requirements, and is sufficient to provide us with the financial flexibility to undertake future strategic business initiatives.

Regulatory Capital

Our objective with respect to regulatory capital management is to maintain a strong capital base in order to provide financial flexibility for our business needs, including funding corporate growth and supporting customers’ cash management needs, and to provide protection against loss to depositors and creditors. We strive to maintain an optimal level of capital, commensurate with our risk profile, on which an attractive return to shareholders is expected to be realized over both the short and long term, while protecting our obligations to depositors and creditors and satisfying regulatory capital adequacy requirements. Additional information about our capital management process in the Financial Condition section of Management’s Discussion and Analysis in our 2009 Form 10-K.

At March 31, 2010, State Street and State Street Bank met all capital adequacy requirements to which they were subject. Regulatory capital amounts and ratios at March 31, 2010, and December 31, 2009 are presented in the table below.

	Regulatory Guidelines(1)		State Street		State Street Bank
(Dollars in millions)	Minimum	Well Capitalized	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
Tier 1 risk-based capital ratio	4%	6%	18.0%	17.7%	17.6%	17.3%
Total risk-based capital ratio	8	10	19.5	19.1	19.3	19.0
Tier 1 leverage ratio	4	5	9.0	8.5	8.7	8.2
Tier 1 risk-based capital			$12,335	$12,005	$11,640	$11,378
Total risk-based capital			13,296	12,961	12,755	12,482
Adjusted risk-weighted assets and market-risk equivalents:
Balance sheet risk-weighted assets			$55,097	$56,780	$52,884	$54,832
Off-balance sheet equivalent risk-weighted assets			12,269	10,159	12,277	10,159
Market-risk equivalents			972	752	926	703

Total			$68,338	$67,691	$66,087	$65,694

Adjusted quarterly average assets			$136,549	$140,978	$134,172	$138,914

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

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

At March 31, 2010, State Street’s and State Street Bank’s regulatory capital ratios increased compared to year-end 2009. The increases in the risk-based ratios were primarily the result of the effect of first quarter 2010 net income on tier 1 capital and slight decreases in balance sheet risk-weighted assets, as consolidated total assets declined from December 31, 2009, partly offset by increases in off-balance sheet equivalent risk-weighted assets primarily associated with increased transactional volume and appreciation in the value of securities on loan in our securities finance agency lending business. The increase in the tier 1 leverage ratio resulted from the effect of first quarter 2010 net income on tier 1 capital and a decline in adjusted quarterly average assets. All regulatory capital ratios for State Street and State Street Bank exceeded the regulatory minimum and well-capitalized thresholds.

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

State Street has established a comprehensive program to implement the Basel II framework and related regulatory requirements adopting the most advanced approaches within the prescribed time frames.

Legislative and regulatory changes are currently being actively pursued in the U.S., the European Union and other markets in which we conduct business. Proposals for special taxes or assessments on financial institutions, change in permissible activities for depository institutions and their affiliates and changes in the standards of liability for the providers of certain custodial services, could have an adverse effect on our businesses and our

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

future consolidated results of operations. We are also evaluating such legislative and regulatory proposals for opportunities to offer new or incremental services to our customers. It is not possible to determine at this time what proposals will be enacted and the net effect of such legislative and regulatory changes on our businesses and on our future consolidated results of operations.

Economic Capital

We define economic capital as the capital required to protect holders of our senior debt, and obligations higher in priority, against unexpected economic losses over a one-year period at a level consistent with the solvency of a firm with our target “AA” senior debt rating. Economic capital requirements are one of several important measures used by management and the Board of Directors to assess the adequacy of our capital levels in relation to State Street’s risk profile. Our Capital Committee is responsible for overseeing our economic capital process. The framework and methodologies used to quantify economic capital for each of the risk types described below have been developed by our Enterprise Risk Management, Global Treasury and Corporate Finance groups and are designed to be generally consistent with our risk management principles and Basel II. This economic capital framework has been approved by senior management and the Risk and Capital Committee of the Board. Due to the evolving nature of quantification techniques, we expect to periodically refine the methodologies, assumptions, and data used to estimate our economic capital requirements, which could result in a different amount of capital needed to support our business activities.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

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

Sources of liquidity come from two primary areas: access to the global capital markets and liquid assets carried on our consolidated balance sheet. Our ability to source incremental funding at reasonable rates of interest from wholesale investors in the capital markets is the first source of liquidity we would access to accommodate the uses of liquidity described below. On-balance sheet liquid assets are also an integral component of our liquidity management strategy. These assets provide liquidity through maturities of the assets, but more importantly, they provide us with the ability to raise funds by pledging the securities as collateral for borrowings or through outright sales. Each of these sources of liquidity is used in the management of daily cash needs and in a crisis scenario, in which we would need to accommodate potential large, unexpected demand for funds.

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

In managing our liquidity, we have issued term wholesale certificates of deposit and invested those funds in short-term money market assets where they would be available to meet cash needs. At March 31, 2010, this wholesale portfolio totaled $8.04 billion, compared to $5.74 billion at December 31, 2009. In connection with our management of liquidity where we seek to maintain access to sources of back-up liquidity at reasonable costs, we have participated in the Federal Reserve’s secured lending program available to financial institutions, referred to as the term auction facility, or TAF. State Street Bank terminated its participation in the TAF in February 2010, and consequently had no TAF balance outstanding at March 31, 2010, compared to $2.0 billion at December 31, 2009. The highest TAF balance of State Street Bank outstanding during the first quarter of 2010 was $2.0 billion, compared to $10.0 billion during the year ended December 31, 2009. The average TAF balance outstanding for the first quarter of 2010 was approximately $900 million, compared to an average TAF balance of approximately $4.9 billion for the year ended December 31, 2009.

In addition to these funding sources, at March 31, 2010, conduit asset-backed commercial paper issued to third parties totaled approximately $9.88 billion, compared to $12.07 billion at December 31, 2009. The conduits were consolidated onto State Street’s balance sheet in May 2009. We continue to market the conduit commercial paper program to investors in order to fund the remaining conduit assets.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

While maintenance of our high investment-grade credit rating is of primary importance to our liquidity management program, on-balance sheet liquid assets represent significant liquidity that we can directly control, and provide a source of cash in the form of principal maturities and the ability to borrow from the capital markets using our securities as collateral. Our liquid assets consist primarily of cash balances at central banks in excess of regulatory requirements and other short-term liquid assets, such as federal funds sold and interest-bearing deposits with banks, the latter of which are multicurrency instruments invested with major multinational banks; and high-quality, marketable investment securities not already pledged, which generally are more liquid than other types of assets and can be sold or borrowed against to generate cash quickly. At March 31, 2010, the value of our liquid assets, as defined, totaled $79.18 billion, compared to $75.98 billion as of December 31, 2009. Due to the unusual size and volatile nature of our quarter-end customer deposits, we maintained approximately $19.23 billion at central banks as of March 31, 2010, compared to $22.45 at December 31, 2009, both in excess of regulatory required minimums.

Aggregate investment securities carried at $41.32 billion as of March 31, 2010, compared to $40.96 billion as of December 31, 2009, were designated as pledged for public and trust deposits, borrowed funds and for other purposes as provided by law, and are excluded from the liquid assets calculation, unless pledged to the Federal Reserve Bank of Boston or internally between State Street affiliates. Liquid assets included securities pledged to the Federal Reserve Bank of Boston to secure State Street Bank’s ability to borrow from their discount window should the need arise. This access to primary credit is an important source of back-up liquidity for State Street Bank. As of March 31, 2010, we had no outstanding primary credit borrowings from the discount window.

Based upon our level of liquid assets and our ability to access the capital markets for additional funding when necessary, including our ability to issue debt and equity securities under our current universal shelf registration, management considers overall liquidity at March 31, 2010 to be sufficient to meet State Street’s current commitments and business needs, including supporting the liquidity of the commercial paper conduits and accommodating the transaction and cash management needs of our customers.

As referenced above, our ability to maintain consistent access to liquidity is fostered by the maintenance of high investment-grade ratings on our debt, as measured by the major independent credit rating agencies. Factors essential to retaining high credit ratings include diverse and stable core earnings; strong risk management; strong capital ratios; diverse liquidity sources, including the global capital markets and customer deposits; and strong liquidity monitoring procedures. High ratings on debt minimize borrowing costs and enhance our liquidity by increasing the potential market for our debt. A downgrade or reduction of these credit ratings could have an adverse effect to our ability to access funding at favorable interest rates.

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

We currently maintain a corporate commercial paper program, unrelated to the conduits’ asset-backed commercial paper program, under which we can issue up to $3 billion with original maturities of up to 270 days from the date of issue. At March 31, 2010, we had $2.80 billion of commercial paper outstanding, compared to $2.78 billion at December 31, 2009. Corporate commercial paper issuances are recorded in other short-term borrowings in our consolidated statement of condition.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

State Street Bank currently has Board authority to issue bank notes up to an aggregate of $5 billion, and up to $1 billion of subordinated bank notes. As of March 31, 2010, State Street Bank’s outstanding unsecured senior notes, issued pursuant to the aforementioned Board authority, totaled $2.45 billion. These notes are guaranteed pursuant to the FDIC’s Temporary Liquidity Guarantee Program.

State Street Bank currently maintains a line of credit with a financial institution of CAD $800 million, or approximately $788 million as of March 31, 2010, to support its Canadian securities processing operations. The line of credit has no stated termination date and is cancelable by either party with prior notice. As of March 31, 2010, no balance was outstanding on this line of credit.

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

The execution of duties in the management of people, products, business operations and processes is the responsibility of business unit managers. The function of risk management is designing and directing the implementation of risk management programs and processes consistent with corporate and regulatory standards, and providing oversight of the business-owned risks. Accordingly, risk management is a shared responsibility between ERM and the business lines, and requires joint efforts in goal setting, program design and implementation, resource management, and performance evaluation between business and functional units.

Responsibility for risk management is overseen by a series of management committees. The Management Risk and Capital Committee, or MRAC, chaired by our Chief Executive Officer with our Chief Risk Officer and Chief Financial Officer acting as co-chairs, aligns State Street’s strategy, budget, risk appetite and capital adequacy. The Major Risk Committee, or MRC, is responsible for the formulation, recommendation and approval of policies, guidelines and programs governing the identification, analysis, measurement and control of material risks across State Street. Co-Chaired by our Chief Risk Officer and Chief Financial Officer, the MRC focuses on the review of business activities with significant impact on risk and capital. Our Capital Committee, chaired by our Chief Financial Officer, oversees the management of our regulatory and economic capital, the determination of the framework for capital allocation and strategies for capital structure and debt and equity issuances.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Our Asset and Liability Committee, or ALCO, chaired by our Treasurer, oversees the management of our consolidated balance sheet, including management of our global liquidity and interest-rate risk positions. Our Fiduciary Review Committee reviews the criteria for the acceptance of fiduciary duties, and assists our business lines with their fiduciary responsibilities executed on behalf of customers. Our Credit Committee, chaired by our Chief Credit Officer, acts as the credit policy committee for State Street. Our Operational Risk Committee, co-chaired by the Head of ERM and the Head of Operational Risk, provides cross-business oversight of operational risk to identify, measure, manage and control operational risk in an effective and consistent manner across State Street. Our Model Assessment Committee, chaired within ERM, provides recommendations concerning technical modeling issues and independently validates qualifying financial models utilized by our businesses. Several other committees with specialized risk management functions report to the MRC.

While we believe that our risk management program is effective in managing the risks in our businesses, external factors may create risks that cannot always be identified or anticipated. Additional information about our process for managing market risk for both our trading and asset and liability management activities, as well as credit risk, operational risk and business risk, can be found in the Financial Condition section of Management’s Discussion and Analysis in our 2009 Form 10-K.

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

As part of our trading activities, we assume positions in the foreign exchange and interest-rate markets by buying and selling cash instruments and using derivatives, including foreign exchange forward contracts, foreign exchange and interest-rate options and interest-rate swaps. As of March 31, 2010, the aggregate notional amount of these derivatives was $665.17 billion, of which $620.48 billion were foreign exchange forward and spot contracts. In the aggregate, we seek to closely match long and short foreign exchange forward positions to minimize currency and interest-rate risk. All foreign exchange contracts are valued daily at current market rates. Additional information about trading derivatives is provided in note 10 to the consolidated financial statements included in this Form 10-Q.

As noted above, we use a variety of risk measurement tools and methodologies, including value-at-risk, or VaR, which is an estimate of potential loss for a given period within a stated statistical confidence interval. We use a risk measurement system to estimate VaR daily. We have adopted standards for estimating VaR, and we maintain capital for market risk in accordance with applicable regulatory guidelines. VaR is estimated for a 99% one-tail confidence interval and an assumed one-day holding period using a historical observation period of two years. A 99% one-tail confidence interval implies that daily trading losses should not exceed the estimated VaR more than 1% of the time, or less than three business days out of a year. The methodology uses a simulation approach based on historically observed changes in foreign exchange rates, interest rates (U.S. and non-U.S.) and foreign exchange implied volatilities, and takes into account the resulting diversification benefits provided from the mix of our trading positions.

Like all quantitative risk measures, VaR is subject to limitations and assumptions inherent in our methodology. Our methodology gives equal weight to all market-rate observations regardless of how recently the market rates were observed. The estimate is calculated using static portfolios consisting of trading positions held at the end of each business day. Therefore, implicit in the VaR estimate is the assumption that no intra-day actions are taken by management during adverse market movements. As a result, the methodology does not include risk associated with intra-day changes in positions or intra-day price volatility.

The following table presents VaR with respect to our trading activities, for trading positions held during the periods indicated, as measured by our VaR methodology. The generally lower total VaR amounts compared to component VaR amounts primarily relate to diversification benefits across risk types.

VALUE-AT-RISK

	Quarters Ended March 31,
	2010			2009
(In millions)	Annual Average	Maximum	Minimum	Annual Average	Maximum	Minimum
Foreign exchange rates	$3.2	$8.2	$1.3	$3.8	$9.7	$0.8
Interest-rates	2.6	4.4	1.6	1.4	2.9	0.6
Total VaR for trading assets	$4.2	$7.7	$2.2	$4.1	$9.2	$1.2

We back-test the estimated one-day VaR on a daily basis. This information is reviewed and used to confirm that all relevant trading positions are properly modeled. For the quarters ended March 31, 2010 and 2009, we did not experience any actual trading losses in excess of our end-of-day VaR estimate.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Our VaR measurement methodology also measures VaR associated with certain assets classified as trading account assets in our consolidated balance sheet. These assets are not held in connection with typical trading activities, and thus are not reflected in the foregoing VaR table. In the table below, the VaR associated with these assets is reported as “VaR for non-trading assets.” “Total regulatory VaR” is calculated as the sum of the VaR for trading assets and the VaR for non-trading assets, with no diversification benefits recognized. The average, maximum and minimum amounts are calculated for each line item separately.

Total Regulatory VALUE-AT-RISK

	Quarters Ended March 31,
	2010			2009
(In millions)	Annual Average	Maximum	Minimum	Annual Average	Maximum	Minimum
VaR for trading assets	$4.2	$7.7	$2.2	$4.1	$9.2	$1.2
VaR for non-trading assets	3.6	6.7	2.9	nm	nm	nm
Total regulatory VaR	$7.8	$11.3	$5.4	$4.1	$9.2	$1.2

nm-not measured for the period.

Asset and Liability Management Activities

The primary objective of asset and liability management is to provide sustainable and growing net interest revenue, or NIR, under varying economic environments, while protecting the economic values of our balance sheet assets and liabilities from the adverse effects of changes in interest rates. Most of our NIR is earned from the investment of deposits generated by our Investment Servicing and Investment Management lines of business. We structure our balance sheet assets to generally conform to the characteristics of our balance sheet liabilities, but we manage our overall interest-rate risk position in the context of current and anticipated market conditions and within internally-approved risk guidelines.

Our investment activities and our use of derivative financial instruments are the primary tools used in managing interest-rate risk. We invest in financial instruments with currency, repricing, and maturity characteristics we consider appropriate to manage our overall interest-rate risk position. In addition to on-balance sheet assets, we use certain derivative instruments, primarily interest-rate swaps, to alter the interest-rate characteristics of specific balance sheet assets or liabilities. The use of derivatives is subject to ALCO-approved guidelines. Additional information about our use of derivatives is provided in note 10 to the consolidated financial statements included in this Form 10-Q.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

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

The following table presents the estimated exposure of NIR for the next twelve months, calculated as of March 31, 2010 and December 31, 2009, due to an immediate ±100 basis point shift in then-current interest rates. Estimated incremental exposures presented below are dependent on management’s assumptions about asset and liability sensitivities under various interest-rate scenarios, such as those previously discussed, and do not reflect any actions management may undertake in order to mitigate some of the adverse effects of interest-rate changes on State Street’s financial performance.

NIR-AT-RISK	Estimated Exposure to Net Interest Revenue
(In millions) Rate change:	March 31, 2010	December 31, 2009
+100 bps shock	$(78)	$(165)
-100 bps shock	(321)	(330)
+100 bps ramp	(59)	(128)
-100 bps ramp	(220)	(112)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

The loss of NIR sensitivity over the next 12 months for an upward-100-basis-point shock at March 31, 2010 compared to December 31, 2009 was primarily the result of continued growth in rate-sensitive core deposits, which benefit NIR in a rising-rate environment. This benefit was partially offset by purchases of fixed-rate investment securities. NIR sensitivity to a downward-100-basis-point shock was essentially unchanged at March 31, 2010 compared to December 31, 2009. The major contributor to this loss in NIR is the fact that deposit rates have little ability to re-price downward due to the current low rate environment, but assets still have the ability to re-price to lower rates.

Other important factors that affect the levels of NIR are balance sheet size and mix; interest-rate spreads; the slope and interest-rate level of U.S. dollar and non-U.S. dollar yield curves and the relationship between them; the pace of change in market interest rates; and management actions taken in response to the preceding conditions.

The following table presents estimated EVE exposures, calculated as of March 31, 2010 and December 31, 2009, assuming an immediate and prolonged shift in interest rates, the impact of which would be spread over a number of years.

ECONOMIC VALUE OF EQUITY	Estimated Exposure to Economic Value of Equity
(In millions) Rate change:	March 31, 2010	December 31, 2009
+200 bps shock	$(1,409)	$(1,205)
- 200 bps shock	(95)	(434)

The change in EVE sensitivity for an upward-200-basis-point shock at March 31, 2010 compared to December 31, 2009 was mainly attributable to higher rates and our re-investment in fixed-rate investment securities, which increased overall portfolio duration. Higher rates also impacted the change in EVE sensitivity for a downward-200-basis-point shock at March 31, 2010 compared to December 31, 2009.

Credit Risk

Credit and counterparty risk is defined as the risk of financial loss if a borrower or counterparty is either unable or unwilling to repay borrowings or settle a transaction in accordance with contractual terms. We assume credit and counterparty risk on both our on- and off-balance sheet exposures. The extension of credit and the acceptance of counterparty risk by State Street are governed by corporate guidelines based on each counterparty’s risk profile, the markets served, counterparty and country concentrations, and regulatory compliance. Our focus on large institutional investors and their businesses requires that we assume concentrated credit risk for a variety of products and durations. We maintain comprehensive guidelines and procedures to monitor and manage all aspects of credit and counterparty risk that we undertake. Counterparties are evaluated on an individual basis at least annually, while significant exposures to counterparties are reviewed daily. Processes for credit approval and monitoring are in place for all credit extensions. As part of the approval and renewal process, due diligence is conducted based on the size and term of the exposure, as well as the creditworthiness of the counterparty. At any point in time, having one or more counterparties to which our exposure exceeds 10% of our consolidated total shareholders’ equity, exclusive of unrealized gains or losses, is not unusual. Exposure to these entities is aggregated and evaluated by ERM.

We provide, on a limited basis, traditional loan products and services to key customers and prospects in a manner that is intended to enhance customer relationships, increase profitability and manage risk. We employ a relationship model in which credit decisions are based upon credit quality and the overall institutional relationship.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

An allowance for loan losses is maintained to absorb probable credit losses in the loan and lease portfolio that can be estimated, and is reviewed regularly by management for adequacy. An internal rating system is used to assess potential risk of loss. State Street’s risk-rating process incorporates the use of risk rating tools in conjunction with management’s judgment. Qualitative and quantitative inputs are captured in a transparent and replicable manner, and following a formal review and approval process, an internal credit rating based on State Street’s credit scale is assigned. The provision for loan losses is a charge to current earnings to maintain the overall allowance for loan losses at a level considered adequate relative to the level of credit risk in the loan and lease portfolio. Information about provisions for loan losses is included in the “Provision for Loan Losses” section of this Management’s Discussion and Analysis. State Street’s risk-rating process incorporates the use of risk-rating tools in conjunction with management’s judgment. Qualitative and quantitative inputs are captured in a transparent and replicable manner, and following a formal review and approval process, an internal credit rating based on State Street’s credit scale is assigned.

We purchase securities under agreements to resell. Risk is managed through a variety of processes, including establishing the acceptability of counterparties; limiting purchases largely to low-risk U.S. government securities; taking possession or control of pledged assets; monitoring levels of underlying collateral; and limiting the duration of the agreements. Securities are revalued daily to determine if we believe that additional collateral is necessary from the borrower. Most repurchase agreements are short-term, with maturities of less than 90 days.

We also provide customers with off-balance sheet liquidity and credit enhancement facilities in the form of letters and lines of credit. These exposures are subject to an initial credit analysis, with detailed approval and review processes. These facilities are also actively monitored and reviewed annually. We maintain a separate reserve for probable credit losses related to certain of these off-balance sheet activities, which is recorded in accrued expenses and other liabilities in our consolidated statement of condition. Management reviews the adequacy of this reserve on a regular basis.

On behalf of our customers, we lend their securities to creditworthy banks, broker/dealers and other institutions. In most circumstances, we indemnify our customers for the fair market value of those securities against a failure of the borrower to return such securities. Though these transactions are collateralized, the substantial volume of these activities necessitates detailed credit-based underwriting and monitoring processes. The aggregate amount of indemnified securities on loan totaled $396.87 billion at March 31, 2010, and $365.25 billion at December 31, 2009. We require the borrowers to provide collateral in an amount equal to or in excess of 100% of the fair market value of the securities borrowed. State Street holds the collateral received in connection with our securities lending services as agent and these holdings are not recorded in our consolidated statement of condition. The securities on loan and the collateral are revalued daily to determine if additional collateral is necessary. We held, as agent, cash and securities totaling $407.94 billion and $375.92 billion as collateral for indemnified securities on loan at March 31, 2010 and December 31, 2009, respectively.

The collateral held by us is invested on behalf of our customers. In certain cases, the collateral is invested in third-party repurchase agreements, for which we indemnify the customer against loss of the principal invested. We require the repurchase agreement counterparty to provide collateral in an amount equal to or in excess of 100% of the amount of the repurchase agreement. The indemnified repurchase agreements and the related collateral are not recorded in our consolidated statement of condition. Of the collateral of $407.94 billion at March 31, 2010 and $375.92 billion at December 31, 2009 referenced above, $96.66 billion at March 31, 2010 and $77.73 billion at December 31, 2009 was invested in indemnified repurchase agreements. We held, as agent, $101.57 billion and $82.62 billion as collateral for indemnified investments in repurchase agreements at March 31, 2010 and December 31, 2009, respectively.

Investments in debt and equity securities, including investments in affiliates, are monitored regularly by Corporate Finance and ERM. Procedures are in place for assessing impaired securities, as discussed in note 2 to the consolidated financial statements included in this Form 10-Q.

OFF-BALANCE SHEET ARRANGEMENTS

Information about off-balance sheet arrangements is provided in notes 6, 7 and 10 to the consolidated financial statements included in this Form 10-Q.

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

CONTROLS AND PROCEDURES

State Street has established and maintains disclosure controls and procedures that are designed to ensure that material information relating to State Street and its subsidiaries on a consolidated basis required to be disclosed in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to State Street management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. For the quarter ended March 31, 2010, State Street’s management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of State Street’s disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that State Street’s disclosure controls and procedures were effective as of March 31, 2010.

State Street has also established and maintains internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. In the ordinary course of business, State Street routinely enhances its internal control over financial reporting by either upgrading its current systems or implementing new systems. Changes have been made and will be made to State Street’s internal control over financial reporting as a result of these efforts. During the quarter ended March 31, 2010, no change occurred in State Street’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, State Street’s internal control over financial reporting.

STATE STREET CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

	Three Months Ended March 31,
	2010	2009
(Dollars in millions, except per share amounts)
Fee revenue:
Servicing fees	$880	$766
Management fees	226	181
Trading services	242	245
Securities finance	72	181
Processing fees and other	120	49

Total fee revenue	1,540	1,422

Net interest revenue:
Interest revenue	878	738
Interest expense	217	174

Net interest revenue	661	564

Gains (Losses) related to investment securities, net:
Net gains from sales of available-for-sale securities	192	29
Losses from other-than-temporary impairment	(240)	(13)
Losses not related to credit	143	—

Gains related to investment securities, net	95	16

Total revenue	2,296	2,002
Provision for loan losses	15	84

Expenses:
Salaries and employee benefits	883	731
Information systems and communications	167	161
Transaction processing services	153	131
Occupancy	118	121
Merger and integration costs	13	17
Professional services	81	35
Amortization of other intangible assets	34	34
Other	130	74

Total expenses	1,579	1,304

Income before income tax expense	702	614
Income tax expense	207	138

Net income	$495	$476

Net income available to common shareholders	$495	$445

Earnings per common share:
Basic	$.99	$1.03
Diluted	.99	1.02

Average common shares outstanding (in thousands):
Basic	494,588	432,179
Diluted	498,056	435,299

Cash dividends declared per share	$.01	$.01

The accompanying notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION

CONSOLIDATED STATEMENT OF CONDITION

	March 31, 2010	December 31, 2009
(Dollars in millions, except per share amounts)	(Unaudited)
Assets
Cash and due from banks	$2,097	$2,641
Interest-bearing deposits with banks	24,269	26,632
Securities purchased under resale agreements	1,914	2,387
Trading account assets	147	148
Investment securities available for sale	72,956	72,699
Investment securities held to maturity (fair value of $20,333 and $20,928)	19,831	20,877
Loans and leases (less allowance for losses of $91 and $79)	12,245	10,729
Premises and equipment (net of accumulated depreciation of $3,141 and $3,046)	1,880	1,953
Accrued income receivable	1,563	1,497
Goodwill	4,515	4,550
Other intangible assets	1,768	1,810
Other assets	10,786	12,023

Total assets	$153,971	$157,946

Liabilities
Deposits:
Noninterest-bearing	$13,550	$11,969
Interest-bearing—U.S.	8,240	5,956
Interest-bearing—Non-U.S.	68,546	72,137

Total deposits	90,336	90,062
Securities sold under repurchase agreements	8,894	10,542
Federal funds purchased	4,386	4,532
Other short-term borrowings	16,514	20,200
Accrued expenses and other liabilities	9,616	9,281
Long-term debt	8,815	8,838

Total liabilities	138,561	143,455

Commitments and contingencies (note 6)

Shareholders’ equity
Preferred stock, no par: 3,500,000 shares authorized; none issued
Common stock, $1 par: 750,000,000 shares authorized; 501,748,047 and 495,365,571 shares issued	502	495
Surplus	9,222	9,180
Retained earnings	7,588	7,071
Accumulated other comprehensive loss	(1,885)	(2,238)
Treasury stock, at cost (429,434 and 431,832 shares)	(17)	(17)

Total shareholders’ equity	15,410	14,491

Total liabilities and shareholders’ equity	$153,971	$157,946

The accompanying notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

(Dollars in millions, except per share amounts, shares in thousands)	Preferred Stock	Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Total
		Shares	Amount				Shares	Amount
Balance at December 31, 2008	$1,883	431,976	$432	$6,992	$9,135	$(5,650)	418	$(18)	$12,774
Comprehensive income:
Net income					476				476
Change in net unrealized loss on available-for-sale securities, net of related taxes of $402 and reclassification adjustment						617			617
Change in net unrealized loss on fair value hedges of available-for-sale securities, net of related taxes of $31						48			48
Foreign currency translation, net of related taxes of $(75)						(5)			(5)
Change in net unrealized loss on cash flow hedges, net of related taxes of $1						3			3

Total comprehensive income					476	663			1,139
Cash dividends:
Common stock—$.01 per share					(5)				(5)
Preferred stock					(25)				(25)
Accretion of preferred stock discount	6				(6)				—
Common stock awards and options exercised, including related taxes of $(50)		2,822	3	(28)			4		(25)

Balance at March 31, 2009	$1,889	434,798	$435	$6,964	$9,575	$(4,987)	422	$(18)	$13,858

Balance at December 31, 2009	—	495,366	$495	$9,180	$7,071	$(2,238)	432	$(17)	$14,491
Adjustment for effect of application of provisions of new accounting standard					27	(27)			—

Adjusted balance at January 1, 2010	—	495,366	495	9,180	7,098	(2,265)	432	(17)	14,491
Comprehensive income:
Net income					495				495
Change in net unrealized loss on available-for-sale securities, net of reclassification adjustment and expected losses from other-than-temporary impairment related to factors other than credit, net of related taxes of $395						659			659
Change in net unrealized loss on fair value hedges of available–for-sale securities, net of related taxes of $(5)						(4)			(4)
Expected losses from other-than-temporary impairment on held-to-maturity securities related to factors other than credit, net of related taxes of $(30)						(50)			(50)
Foreign currency translation, net of related taxes of $80						(227)			(227)
Change in net unrealized loss on cash flow hedges, net of related taxes of $(1)						2			2

Total comprehensive income					495	380			875
Cash dividends declared—$.01 per share					(5)				(5)
Common stock awards and options exercised, including related taxes of $(11)		6,382	7	42					49
Other							(3)	—	—

Balance at March 31, 2010	$—	501,748	$502	$9,222	$7,588	$(1,885)	429	$(17)	$15,410

The accompanying notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2010	2009
(In millions)
Operating Activities:
Net income	$495	$476
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash adjustments for depreciation, amortization, accretion and deferred income taxes	(233)	(23)
Gains related to investment securities, net	(95)	(16)
Change in trading account assets, net	1	(4,358)
Other, net	1,587	1,186

Net cash (used in) provided by operating activities	1,755	(2,735)

Investing Activities:
Net decrease in interest-bearing deposits with banks	2,363	20,827
Net decrease in federal funds sold and securities purchased under resale agreements	473	344
Proceeds from sales of available-for-sale securities	5,726	1,040
Proceeds from maturities of available-for-sale securities	11,371	9,639
Purchases of available-for-sale securities	(16,528)	(9,992)
Net decrease in securities related to AMLF	—	5,370
Proceeds from maturities of held-to-maturity securities	1,185	736
Purchases of held-to-maturity securities	(178)	(100)
Net (increase) decrease in loans and leases	(1,578)	1,533
Purchases of equity investments and other long-term assets	(50)	(50)
Purchases of premises and equipment	(25)	(140)
Other, net	137	50

Net cash provided by investing activities	2,896	29,257

Financing Activities:
Net increase in time deposits	1,970	6,617
Net decrease in all other deposits	(1,696)	(34,926)
Net decrease in short-term borrowings related to AMLF	—	(5,302)
Net increase (decrease) in short-term borrowings	(5,480)	3,645
Proceeds from issuance of long-term debt, net of issuance costs	—	3,938
Payments for long-term debt and obligations under capital leases	(23)	(15)
Proceeds from issuance of common stock for stock awards and options exercised	39	3
Payments for cash dividends	(5)	(124)

Net cash used in financing activities	(5,195)	(26,164)

Net increase (decrease)	(544)	358
Cash and due from banks at beginning of period	2,641	3,181

Cash and due from banks at end of period	$2,097	$3,539

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

The consolidated financial statements accompanying these condensed notes are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the consolidated results of operations in these financial statements, have been made. Events occurring subsequent to the date of our consolidated statement of condition were evaluated for potential recognition or disclosure in our consolidated financial statements through the date we filed this Form 10-Q with the SEC.

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and these condensed notes. Actual results could differ from those estimates. Consolidated results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for any future three-month period or for the year ending December 31, 2010. Certain previously reported amounts have been reclassified to conform to current period classifications as presented in this Form 10-Q.

The consolidated statement of condition at December 31, 2009 has been derived from the audited financial statements at that date, but does not include all footnotes required by GAAP for a complete set of financial statements. The accompanying consolidated financial statements and these condensed notes should be read in conjunction with the financial and risk factors information included in our 2009 Form 10-K, which we previously filed with the SEC.

New Accounting Pronouncements

In February 2010, the FASB issued an amendment to GAAP related to fair value measurement disclosures. The amendment requires new disclosures for significant transfers of financial assets and liabilities in and out of

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 1.    Summary of Significant Accounting Policies (Continued)

level 1 and level 2 of the prescribed valuation hierarchy, as well as information about purchases, sales, issuances and settlements for financial assets and liabilities categorized in level 3 of the valuation hierarchy. The amendment also provided several clarifications with respect to the level of disaggregation and disclosures about valuation techniques and inputs. The requirement to disclose information about purchases, sales, issuances and settlements for financial assets and liabilities categorized in level 3 of the valuation hierarchy was deferred, with respect to State Street, to January 1, 2011. The disclosures required by the amendment are provided in note 9.

In June 2009, the FASB issued a new accounting standard related to accounting for variable interest entities, or VIEs. This new standard amended existing GAAP, eliminated the exception for qualifying special purpose entities, or QSPEs, and modified the characteristics that identify a VIE. The new standard also provided new criteria for determining whether an entity is the primary beneficiary of a VIE, and increased the frequency of required assessments to determine whether an entity is the primary beneficiary.

The new standard was adopted by State Street on January 1, 2010. However, the FASB deferred the application of the new standard’s provisions for certain investment funds by asset managers that have the attributes of an investment company (with no obligation to fund potentially significant losses of an investment fund), which permits the continued application of the previous accounting. State Street’s adoption of the new standard excluded certain investment funds which, absent the deferral, may have been consolidated.

As a result of adoption, we consolidated certain asset-backed securitization trusts in which we have investments significant to the trusts and corresponding unilateral servicer removal rights. The adoption did not have a material effect on our consolidated results of operations or financial condition. Information about the effect of adoption and other information about these trusts is provided in note 7.

In April 2010, as a result of a market transaction between each of the trusts and new trust investors unrelated to us, we no longer have unilateral servicer removal rights. Although we continue to maintain investments significant to each trust with certain corresponding removal rights, we are no longer deemed to be the primary beneficiary of each of the trusts. As a result, beginning on April 23, 2010, we no longer record the assets and liabilities of the trusts in our consolidated financial statements. We will continue to carry our direct investments in the trusts. This de-consolidation is not expected to have a material effect on our consolidated results of operations or financial condition.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 2.    Investment Securities

	March 31, 2010				December 31, 2009
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
(In millions)		Gains	Losses			Gains	Losses
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$9,309	$4	$6	$9,307	$11,164	$6	$8	$11,162
Mortgage-backed securities	14,954	167	32	15,089	14,895	94	53	14,936
Asset-backed securities:
Student loans(1)	13,321	173	706	12,788	12,652	128	852	11,928
Credit cards	6,169	90	45	6,214	6,515	192	100	6,607
Sub-prime	4,820	2	1,622	3,200	5,054	12	1,869	3,197
Other	2,444	489	149	2,784	2,581	400	184	2,797

Total asset-backed	26,754	754	2,522	24,986	26,802	732	3,005	24,529

Non-U.S. debt securities	11,545	356	129	11,772	10,210	283	182	10,311
State and political subdivisions	6,069	213	244	6,038	5,954	221	238	5,937
Collateralized mortgage obligations	2,407	250	217	2,440	2,477	203	271	2,409
Other U.S. debt securities	2,175	98	16	2,257	2,161	94	21	2,234
U.S. equity securities	965	—	3	962	1,101	—	3	1,098
Non-U.S. equity securities	102	4	1	105	79	4	—	83

Total	$74,280	$1,846	$3,170	$72,956	$74,843	$1,637	$3,781	$72,699

Held to maturity:
U.S. Treasury and federal agencies:
Direct obligations	$500	$9		$509	$500	$13		$513
Mortgage-backed securities	570	32		602	620	33		653
Asset-backed securities:
Credit cards	18	—		18	20	—	$2	18
Other	259	—	$60	199	447	—	68	379

Total asset-backed	277	—	60	217	467	—	70	397

Non-U.S. debt securities	10,445	656	170	10,931	10,822	569	245	11,146
State and political subdivisions	180	5	—	185	206	6	—	212
Collateralized mortgage obligations	7,859	320	290	7,889	8,262	249	504	8,007

Total	$19,831	$1,022	$520	$20,333	$20,877	$870	$819	$20,928

(1)	Substantially composed of securities guaranteed by the federal government with respect to the payment of principal and interest.

Aggregate investment securities carried at $41.32 billion and $40.96 billion at March 31, 2010 and December 31, 2009, respectively, were designated as pledged for public and trust deposits, short-term borrowings and for other purposes as provided by law.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 2.    Investment Securities (Continued)

Contractual maturities of debt securities were as follows as of March 31, 2010:

(In millions)	Under 1 Year	1 to 5 Years	6 to 10 Years	Over 10 Years
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$8,176	$413	$155	$563
Mortgage-backed securities	50	223	1,854	12,962
Asset-backed securities:
Student loans(1)	122	2,339	6,338	3,989
Credit cards	292	4,684	1,238	—
Sub-prime	177	2,547	39	437
Other	128	1,021	712	923

Total asset-backed	719	10,591	8,327	5,349

Non-U.S. debt securities	3,171	3,474	1,704	3,423
State and political subdivisions	427	2,145	2,180	1,286
Collateralized mortgage obligations	63	735	125	1,517
Other U.S. debt securities	401	1,001	819	36

Total	$13,007	$18,582	$15,164	$25,136

Held to maturity:
U.S. Treasury and federal agencies:
Direct obligations	$500
Mortgage-backed securities	—		$43	$527
Asset-backed securities:
Credit cards	—		18	—
Other	47	$9	—	203

Total asset-backed	47	9	18	203

Non-U.S. debt securities	1,194	2,842	500	5,909
State and political subdivisions	38	135	5	2
Collateralized mortgage obligations	448	2,957	1,669	2,785

Total	$2,227	$5,943	$2,235	$9,426

(1)	Substantially composed of securities guaranteed by the federal government with respect to the payment of principal and interest.

The contractual maturities presented above do not represent management’s estimate of expected future cash flows from the securities. The maturities of asset-backed securities, mortgage-backed securities and collateralized mortgage obligations are based upon contractual principal payments.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 2.    Investment Securities (Continued)

Impairment

Gross pre-tax unrealized losses on investment securities consisted of the following as of March 31, 2010 and December 31, 2009:

	Less than 12 months		12 months or longer		Total
March 31, 2010 (In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations			$645	$6	$645	$6
Mortgage-backed securities	$1,605	$22	1,147	10	2,752	32
Asset-backed securities:
Student loans(1)	997	30	8,408	676	9,405	706
Credit cards	393	4	2,458	41	2,851	45
Sub-prime	12	1	3,153	1,621	3,165	1,622
Other	190	15	464	134	654	149

Total asset-backed	1,592	50	14,483	2,472	16,075	2,522

Non-U.S. debt securities	3,638	21	731	108	4,369	129
State and political subdivisions	589	203	266	41	855	244
Collateralized mortgage obligations	250	2	713	215	963	217
Other U.S. debt securities	241	2	88	14	329	16
Non-U.S. equity securities	13	1	—	—	13	1
U.S. equity securities	45	3	—	—	45	3

Total	$7,973	$304	$18,073	$2,866	$26,046	$3,170

Held to maturity:
Asset-backed securities:
Other			$197	$60	$197	$60

Total asset-backed			197	60	197	60

Non-U.S. debt securities	$1,170	$46	1,131	124	2,301	170
Collateralized mortgage obligations	1,006	18	2,300	272	3,306	290

Total	$2,176	$64	$3,628	$456	$5,804	$520

(1)	Substantially composed of securities guaranteed by the federal government with respect to the payment of principal and interest.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 2.    Investment Securities (Continued)

	Less than 12 months		12 months or longer		Total
December 31, 2009 (In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations			$775	$8	$775	$8
Mortgage-backed securities	$3,272	$32	1,366	21	4,638	53
Asset-backed securities:
Student loans(1)	934	38	8,301	814	9,235	852
Credit cards	908	8	2,696	92	3,604	100
Sub-prime	12	5	3,071	1,864	3,083	1,869
Other	367	18	496	166	863	184

Total asset-backed	2,221	69	14,564	2,936	16,785	3,005

Non-U.S. debt securities	3,443	40	723	142	4,166	182
State and political subdivisions	647	231	293	7	940	238
Collateralized mortgage obligations	267	33	727	238	994	271
Other U.S. debt securities	113	1	99	20	212	21
U.S. equity securities	37	3	—	—	37	3

Total	$10,000	$409	$18,547	$3,372	$28,547	$3,781

Held to maturity:
Asset-backed securities:
Credit cards	$18	$2			$18	$2
Other	—	—	$221	$68	221	68

Total asset-backed	18	2	221	68	239	70

Non-U.S. debt securities	1,905	61	1,145	184	3,050	245
Collateralized mortgage obligations	1,366	53	2,549	451	3,915	504

Total	$3,289	$116	$3,915	$703	$7,204	$819

(1)	Substantially composed of securities guaranteed by the federal government with respect to the payment of principal and interest.

For the three months ended March 31, 2010, we recorded $97 million of other-than-temporary impairment related to credit in our consolidated statement of income. This net amount was composed of the aggregate unrealized loss on securities of $240 million for which other-than-temporary impairment was recorded for the three months ended March 31, 2010, reduced by $143 million of other-than-temporary impairment related to factors other than credit. The impairment related to factors other than credit was recorded, net of related taxes, in other comprehensive income, or OCI, in our consolidated statement of condition.

The $97 million was composed of $89 million associated with expected credit losses and $8 million related to adverse changes in the timing of expected future cash flows from the securities. The substantial majority of the impairment losses related to non-agency securities collateralized by mortgages, which management concluded would likely experience credit losses based on the present value of the securities’ expected future cash flows. These securities are classified as asset-backed securities in the preceding investment securities tables.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 2.    Investment Securities (Continued)

Gains and losses related to investment securities were as follows for the periods indicated:

	Three Months Ended March 31,
(In millions)	2010	2009
Gross gains from sales of available-for-sale securities	$198	$37
Gross losses from sales of available-for-sale securities	(6)	(8)

Gross losses from other-than-temporary impairment	(240)	(13)
Losses not related to credit(1)	143	—

Net impairment losses	(97)	(13)

Gains related to investment securities, net	$95	$16

(1)	Pursuant to new accounting standards adopted on April 1, 2009, these losses were recorded, net of related taxes, as a component of OCI; see note 8.

Gross gains from sales of available-for-sale securities included approximately $110 million of gains from sales of former conduit securities. Net impairment losses included approximately $14 million related to former conduit securities.

We conduct periodic reviews to evaluate each security that is impaired. Impairment exists when the current fair value of an individual security is below its amortized cost basis. For debt securities available for sale and held to maturity, other-than-temporary impairment is recorded in our consolidated statement of income when management intends to sell (or may be required to sell) the securities before they recover in value, or when management expects the present value of cash flows expected to be collected from the securities to be less than the amortized cost of the impaired security (a credit loss).

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

The majority of our investment securities portfolio is composed of debt securities. Debt securities that are not deemed to be credit-impaired are subject to additional management analysis to assess whether it intends to sell, or, more likely than not, would not be required to sell, the security before the expected recovery to its amortized cost basis. In most cases, management has no intent to sell and believes that it is more likely than not that it will not be required to sell the security before recovery to its amortized cost basis. Where the decline in the security’s fair value is deemed to be other than temporary, the loss is recorded in our consolidated statement of income.

A critical component of the evaluation for other-than-temporary impairment of our debt securities is the identification of credit-impaired securities, where management does not expect to receive cash flows sufficient to recover the entire amortized cost basis of the security. The following describes our process for identifying credit impairment in security types with the most significant unrealized losses as of March 31, 2010.

Mortgage- and Asset-Backed Securities

For recent vintages of U.S. mortgage-backed securities (in particular, sub-prime first-lien mortgages, “Alt-A” mortgages, and home equity lines of credit (2006 and 2007 originations) that have significant unrealized losses as a percentage of their amortized cost), credit impairment is assessed using cash flow models, tailored for each security, that estimate the future cash flows on the underlying mortgages, using the security-specific collateral and transaction structure. Estimates of future cash flows are subject to management’s judgment. The future cash flows and performance of our portfolio of U.S. mortgage-backed securities are a function of a number of factors, including but not limited to the condition of the U.S. economy, the condition of the U.S. residential mortgage markets, the level of loan defaults, prepayments and loss severities. Management’s estimates of future losses also consider the underwriting and historical performance of our specific securities.

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

	Sub-Prime	Alt-A	Non-Agency Prime
March 31, 2010:
Prepayment rate	5%	10%	10%
Cumulative loss estimates	41	30	20
Loss severity(1)	68	57	51
Peak-to-trough housing price decline(2)	37	37	37

	Sub-Prime	Alt-A	Non-Agency Prime
December 31, 2009:
Prepayment rate	5%	5%	10%
Cumulative loss estimates	41	14	8
Loss severity(1)	70	41	40
Peak-to-trough housing price decline(2)	37	37	37

(1)	Loss severity rates consider the initial loan-to-value ratio, lien position, geography, expected collateral value and other factors.
(2)	Management’s expectation of the Case-Shiller National Home Price Index.

The assumptions presented above are used by management to identify those securities which are subject to further analysis of potential credit losses. In addition, in measuring expected credit losses, individual characteristics of each security are examined to determine whether there are any additional factors that would increase or mitigate the expected loss. Once losses are determined, the timing of the loss will also affect the ultimate other-than-temporary impairment, since the loss is ultimately subject to a discount commensurate with the purchase yield of the security. As a result of these factors, as well as rising delinquencies and management’s continued expectation of declining housing prices, we recorded $97 million of credit-related other-than-temporary impairment in the three months ended March 31, 2010.

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

After a full review of all investment securities, taking into consideration current economic conditions, adverse situations that might affect our ability to fully collect interest and principal, the timing of future payments, the credit quality and performance of the collateral underlying asset-backed securities, and other

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 2.    Investment Securities (Continued)

relevant factors, and excluding the securities for which other-than-temporary impairment was recorded during the three months ended March 31, 2010, management considers the aggregate decline in fair value of the remaining securities and the resulting gross pre-tax unrealized losses of $3.69 billion related to 2,306 securities at March 31, 2010 to be temporary and not the result of any material changes in the credit characteristics of the securities.

The following table presents activity with respect to credit-related losses recognized in our consolidated statement of income associated with securities considered other-than-temporarily impaired:

(In millions)	Total
Balance at December 31, 2009	$175
Plus expected credit-related losses for which other-than-temporary impairment was not previously recognized	34
Plus expected credit-related losses for which other-than-temporary impairment was previously recognized	63
Less losses realized for securities sold	(1)

Balance at March 31, 2010	$271

Conduit Consolidation

The May 2009 consolidation of the asset-backed commercial paper conduits added debt securities to our investment securities portfolio. We account for these securities under specialized accounting standards based on specific characteristics of the securities.

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

During the three months ended March 31, 2010, we recorded gross losses from other-than-temporary impairment on these securities of $1 million, none of which related to credit and was recorded in OCI. Increases in expected future cash flows will be recognized prospectively over the securities’ estimated remaining terms through a recalculation of their yields.

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

The following table presents activity for the three months ended March 31, 2010 in the accretable yield related to the acquired debt securities.

(In millions)
Accretable yield, December 31, 2009	$279
Accretion	(12)
Additional principal losses	8

Accretable yield, March 31, 2010	$275

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

During the three months ended March 31, 2010, we recorded gross losses from other-than-temporary impairment on these securities of $9 million, with $8 million related to credit. Increases in expected future cash flows are recognized prospectively over the securities’ estimated remaining term through a recalculation of their yields.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 3.    Loans and Lease Financing

(In millions)	March 31, 2010	December 31, 2009
Commercial and financial:
Institutional and corporate:
U.S. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$3,591	$3,938
Non-U.S. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	114	100
Securities settlement:
U.S. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	2,103	1,614
Non-U.S. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	1,119	458
Commercial real estate:
U.S. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	596	600

Total commercial and financial	7,523	6,710

Purchased receivables:
U.S.	767	786
Non-U.S.	1,499	1,596
Other:
U.S.	916	—
Lease financing:
U.S.	409	408
Non-U.S.	1,222	1,308

Total loans	12,336	10,808
Less allowance for loan losses	(91)	(79)

Net loans	$12,245	$10,729

Institutional and corporate balances primarily represented short-term extensions of credit pursuant to lending facilities with fund customers, as well as insurance, corporate and other borrowers. Securities settlement balances were composed of short-duration advances to our customers to provide liquidity in support of their transaction flows associated with securities settlement activities.

The commercial real estate loans were acquired in 2008 pursuant to indemnified repurchase agreements. These loans, which are primarily collateralized by direct and indirect interests in commercial real estate, were recorded at their then-current fair value, based on management’s expectations with respect to future collection of principal and interest using appropriate market discount rates as of the date of acquisition. These cash flow estimates are updated quarterly to reflect changes in management’s expectations, which consider market conditions and other factors. At March 31, 2010, approximately $73 million of these commercial real estate loans had been placed by management on non-accrual status, as the yield associated with certain of the loans, determined when the loans were acquired, was deemed to be non-accretable. This determination was based on management’s expectations of the future collection of principal and interest from the loans.

The purchased receivables were added in connection with the May 2009 conduit consolidation. These structured asset-backed loans represent undivided interests in securitized pools of underlying third-party receivables. “Other” loans, which are carried at fair value, resulted from the consolidation of the asset-backed securitization trusts on January 1, 2010 in connection with our adoption of a new accounting standard. This consolidation is further discussed in notes 1 and 7.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 3.    Loans and Lease Financing (Continued)

The following table presents activity in the allowance for loan losses for the periods indicated:

	March 31,
(In millions)	2010	2009
Beginning balance	$79	$18
Provision for loan losses:
Commercial real estate loans	10	84
Other	5	—
Charge-offs:
Commercial real estate loans	(3)	(8)

Total	$91	$94

The provision for loan losses related to commercial real estate loans primarily resulted from a revaluation of the collateral supporting one of the commercial real estate loans acquired in 2008 in connection with indemnification obligations. This loan is expected to be repaid through the ultimate liquidation of the underlying collateral. The commercial real estate loans are reviewed on a quarterly basis, and any provisions for loan losses that are recorded reflect management’s current expectations with respect to future principal and interest cash flows from these loans, based on an assessment of economic conditions in the commercial real estate market and other factors. The charge-offs primarily related to the commercial real estate loans, as management considered certain of these loans no longer collectible.

Note 4.    Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill were as follows for three months ended March 31, 2010:

(In millions)	Investment Servicing	Investment Management	Total
Balance at December 31, 2009	$4,544	$6	$4,550
Foreign currency translation	(35)	—	(35)

Balance at March 31, 2010	$4,509	$6	$4,515

The gross carrying amount and accumulated amortization of other intangible assets were as follows as of March 31, 2010 and December 31, 2009:

	March 31, 2010			December 31, 2009
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$1,607	$(422)	$1,185	$1,628	$(409)	$1,219
Core deposits	500	(62)	438	500	(57)	443
Other	204	(59)	145	243	(95)	148

Total	$2,311	$(543)	$1,768	$2,371	$(561)	$1,810

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 5.    Other Assets

Other assets consisted of the following as of March 31, 2010 and December 31, 2009:

(In millions)	March 31, 2010	December 31, 2009
Unrealized gains on derivative financial instruments	$4,101	$4,511
Deferred tax assets	3,598	3,973
Collateral deposits	568	1,351
Equity investments in joint ventures and other unconsolidated entities	506	492
Other	2,013	1,696

Total	$10,786	$12,023

Note 6.    Commitments and Contingencies

Off-Balance Sheet Commitments and Contingencies

In the normal course of business, we hold assets under custody and management in a custodial or fiduciary capacity. Management conducts regular reviews of its responsibilities in this regard and considers the results in preparing the consolidated financial statements. In the opinion of management, no contingent liabilities existed at March 31, 2010, that would have had a material adverse effect on State Street’s consolidated results of operations or financial condition.

On behalf of our customers, we lend their securities to brokers and other institutions. In most circumstances, we indemnify our customers for the fair market value of those securities against a failure of the borrower to return such securities. The aggregate fair value of indemnified securities on loan totaled $396.87 billion at March 31, 2010, and $365.25 billion at December 31, 2009. We require the borrowers to provide collateral in an amount equal to or in excess of 100% of the fair market value of the securities borrowed. Securities on loan are revalued daily to determine if additional collateral is necessary. Collateral received in connection with our securities lending services is held by us as agent and is not recorded in our consolidated statement of condition. We held, as agent, cash and securities with an aggregate fair value of approximately $407.94 billion and $375.92 billion as collateral for indemnified securities on loan at March 31, 2010 and December 31, 2009, respectively.

The collateral held by us as agent is invested on behalf of our customers. In certain cases, the collateral is invested in third-party repurchase agreements, for which we indemnify the customer against loss of the principal invested. We require the counterparty to the repurchase agreement to provide collateral in an amount equal to or in excess of 100% of the amount of the repurchase agreement. In our role as agent, the indemnified repurchase agreements and the related collateral are not recorded in our consolidated statement of condition. Of the collateral of $407.94 billion at March 31, 2010 and $375.92 billion at December 31, 2009 referenced above, $96.66 billion at March 31, 2010 and $77.73 billion at December 31, 2009 were invested in indemnified repurchase agreements. We held, as agent, $101.57 billion and $82.62 billion as collateral for indemnified investments in repurchase agreements at March 31, 2010 and December 31, 2009, respectively.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 6.    Commitments and Contingencies (Continued)

Legal Proceedings

In the ordinary course of business, we and our subsidiaries are involved in disputes, litigation and regulatory inquiries and investigations, both pending and threatened. These matters, if resolved adversely against us, may result in monetary damages, fines and penalties or require changes in our business practices. The resolution of these proceedings is inherently difficult to predict. However, we do not believe that the amount of any judgment, settlement or other action arising from any pending proceeding will have a material adverse effect on our consolidated financial condition, although the outcome of certain of the matters described below may have a material adverse effect on our consolidated results of operations for the period in which such matter is resolved or a reserve is determined to be required. We may be subject to proceedings in the future that, if adversely resolved, would have a material adverse effect on our businesses or on our future consolidated results of operations or financial condition. Except where otherwise noted below, we have not recorded a reserve with respect to the claims discussed, and do not believe that potential exposure, if any, as to any matter discussed can be reasonably estimated.

On February 4, 2010, we announced that we had entered into settlements with the SEC, the Massachusetts Attorney General and the Massachusetts Securities Division of the Office of the Secretary of State to resolve their investigations into losses incurred by, and disclosures made with respect to, certain active fixed-income strategies managed by State Street Global Advisors, or SSgA, during 2007 and earlier periods. In reaching these settlements, we neither admitted nor denied the allegations made by the regulators. Under the terms of the agreements, we established a $313 million fair fund, which includes a fine of $50 million and disgorgement of advisory fees and interest of approximately $8 million. The fair fund was distributed to affected investors in the active fixed-income strategies. Combined with approximately $350 million in prior customer settlements, the total compensation to investors totaled approximately $663 million. Under the settlements with the Commonwealth of Massachusetts, we paid $10 million to each of the Massachusetts Secretary of State and the Massachusetts Attorney General. At March 31, 2010, after all required settlement and other payments, no reserve remained related to our exposure to matters associated with active fixed-income strategies. Several customers who invested in the SSgA active fixed-income strategies covered by the settlement with the SEC filed litigation claims against us. Four lawsuits remain pending.

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

An indirect participant in certain of the collective funds managed by SSgA which engage in securities lending commenced during 2009 a putative class action on behalf of all investors in such funds that are ERISA benefit plans. Such action alleges, among other things, that we failed to exercise prudence in the management of our collateral pools in which the collective funds had invested cash collateral from securities lending. Two related class action complaints were filed in December 2009 and April 2010 by direct investors in SSgA lending funds. Those complaints additionally allege that investors were injured as a result of the limitations on withdrawals from our lending programs imposed in October 2008. In addition, two participants in our securities

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 6.    Commitments and Contingencies (Continued)

lending program have brought suit in Missouri challenging actions taken by us in response to their withdrawal from the program. We believe that the withdrawals were unauthorized and that we acted in the best interests of all program participants. As previously disclosed, we are responding to inquiries from the SEC in connection with our cash collateral pools. For a discussion of the net assets and net asset values per unit at March 31, 2010 of the direct lending collateral pools and the collateral pools underlying the SSgA lending funds, see the “Consolidated Results of Operations” section under “Total Revenue—Fee Revenue—Securities Finance,” and the “Line of Business Information” section under “Investment Management,” respectively, in Management’s Discussion and Analysis included in this Form 10-Q.

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

Two related securities class actions against us were commenced between December 2009 and January 2010. In addition, two participants in the State Street Salary Savings Program have filed class action complaints purportedly on behalf of participants and beneficiaries who invested in the plan’s State Street stock investment option. Those complaints were filed in May 2009 and February 2010. The complaints, all of which are pending in federal court in Boston, allege violations of the federal securities laws and ERISA in connection with our foreign exchange trading business, our investment securities portfolio and our asset-backed commercial paper conduit program. In addition, two State Street shareholders have filed a shareholder derivative complaint in Massachusetts state court alleging fiduciary breaches by present and former directors and officers of State Street in connection with the SSgA active fixed-income matters discussed above. We have moved to dismiss the complaint based on the Board of Directors’ consideration and rejection of the shareholders’ original demand letter.

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

The IRS has completed its review of our 2000—2003 income tax returns. During those years, we entered into leveraged leases known as sale-in, lease-out, or SILO, transactions, which the IRS has since classified as tax shelters. The IRS has disallowed tax losses resulting from these leases. During 2008, while we were engaged in settlement discussions with the IRS, the IRS won a court victory in a SILO case involving other taxpayers. Shortly after that decision, the IRS suspended all SILO settlement discussions and issued a standard SILO settlement offer to most taxpayers that had entered into such transactions. After reviewing the settlement offer, we decided not to accept it but to continue to pursue our appeal rights within the IRS. We believe that we reported the tax effects of all SILO lease transactions properly based upon applicable statutes, regulations and case law in effect at the time we entered into them.

We originally recorded net interest revenue and deferred tax liabilities with respect to our SILO transactions based on projected cash flows. In consideration of the terms of the settlement offer and the context in which it was issued, we revised our projections of the timing and amount of cash flows and reflected those revisions in our leveraged lease accounting. We also substantially reserved for tax-related interest expense that we may incur upon resolution of this matter.

While it is unclear whether we will be able to reach an acceptable resolution with the IRS, management believes we are sufficiently accrued as of March 31, 2010 for tax exposures, including exposures related to SILO transactions, and related interest expense. If management revises its evaluation of this tax position in a future period, the effect of the revision will be recorded in income tax expense in that period.

We are presently under audit by a number of tax authorities. Unrecognized tax benefits totaled approximately $419 million at March 31, 2010. It is reasonably possible that these unrecognized tax benefits could change significantly over the next 12 months. We do not expect that any change would have a material adverse effect on our effective tax rate.

Other Contingencies

In the normal course of our business, we offer products that provide book-value protection primarily to plan participants in stable value funds managed by non-affiliated investment managers of postretirement defined contribution benefit plans, particularly 401(k) plans. The book-value protection is provided on portfolios of intermediate, investment grade fixed-income securities, and is intended to provide safety and stable growth of principal invested. The protection is intended to cover any shortfall in the event that a significant number of plan participants withdraw funds when book value exceeds market value and the liquidation of the assets is not

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 6.    Commitments and Contingencies (Continued)

sufficient to redeem the participants. To manage our exposure associated with this contingency, we impose significant restrictions and constraints on the timing and cause of the withdrawals, the manner in which the portfolio is liquidated and how the funds are accessed, and the investment parameters of the underlying portfolio. These constraints, combined with structural protections, are designed to provide adequate cushion and guard against payments even under extreme stress scenarios.

As of March 31, 2010 and December 31, 2009, the aggregate notional amount of these contingencies, which are individually accounted for as derivative financial instruments, totaled $52.36 billion and $52.95 billion, respectively. The notional amounts of these contingencies are presented as trading derivatives, specifically written options, in the table of aggregate notional amounts of derivative financial instruments in note 10. As of March 31, 2010, we have not made a payment under these contingencies. Management believes that the probability of material payment under these contingencies is remote.

Note 7.    Variable Interest Entities

We invest in various types of VIEs, as defined by GAAP, some of which are recorded in our consolidated financial statements and all of which are described below. We also invest in various forms of asset-backed securities, which we carry in our investment securities portfolio. These asset-backed securities meet the GAAP definition of asset securitization entities, which entities are considered to be VIEs. We are not considered to be the primary beneficiary of these VIEs, as defined by GAAP, since we do not have control over their activities. Additional information about asset-backed securities is provided in note 2.

Tax-Exempt Investment Program

In the normal course of our business, we structure and sell certificated interests in pools of tax-exempt investment-grade assets, principally to our mutual fund customers. We structure these pools as partnership trusts, and the trusts are recorded in our consolidated statement of condition as investment securities available for sale and other short-term borrowings. We may also provide liquidity and re-marketing services to the trusts. As of March 31, 2010 and December 31, 2009, we carried investment securities available for sale, composed of securities related to state and political subdivisions, with a fair value of $3.06 billion and $3.13 billion, respectively, and other short-term borrowings of $2.66 billion and $2.74 billion, respectively, in our consolidated statement of condition in connection with these trusts.

We transfer assets to the trusts from our investment securities portfolio at adjusted book value, and the trusts finance the acquisition of these assets by selling certificated interests issued by the trusts to third-party investors and to State Street as residual holder. These transfers do not meet the de-recognition criteria defined by GAAP, and therefore are recorded in our consolidated financial statements. The trusts had a weighted-average life of approximately 8.0 years at March 31, 2010, compared to approximately 8.1 years at December 31, 2009. Under separate legal agreements, we provide standby bond purchase agreements to these trusts, which obligate State Street to acquire the certificated interests at par value in the event that the re-marketing agent is unable to place the certificated interests with investors. Our obligations as standby bond purchase agreement provider terminate in the event of the following credit events: payment default, bankruptcy of the issuer or credit enhancement provider, the imposition of taxability, or the downgrade of an asset held by the trust below investment grade. Our

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 7.    Variable Interest Entities (Continued)

commitments to the trusts under these standby bond purchase agreements totaled $2.82 billion at March 31, 2010, none of which was utilized at period-end. In the event that our obligations under these agreements are triggered, no material impact to our consolidated results of operations or financial condition is expected to occur, because the securities are already recorded at fair value in our consolidated statement of condition.

Asset-Backed Commercial Paper Program

We sponsor and administer multi-seller asset-backed commercial paper programs, or conduits. These conduits, the first of which was established in 1992, were originally designed to satisfy the demand of our institutional customers, particularly mutual fund customers, for commercial paper. The conduits obtain funding through various sources, including our customer deposit base, the issuance of the above-described commercial paper to independent third parties or other short-term sources of liquidity. We consider the activities of the conduits in our liquidity management process, and offer the program to our customers to fund the conduit’s assets. The conduits hold diversified investments, which are primarily mortgage- and asset-backed securities purchased from independent third parties, collateralized by mortgages, student loans, automobile and equipment loans and credit card receivables, among other asset types. Since we have determined that we are the primary beneficiary of the conduits, their assets and liabilities are recorded in our consolidated financial statements.

Asset-Backed Securitization Trusts

In connection with our adoption of the new accounting standard related to accounting for VIEs, on January 1, 2010, we consolidated a series of third-party asset-backed securitization trusts, for financial reporting purposes only, into our consolidated financial statements. The consolidation was based on the significance of our investments in the trusts to the trusts themselves, as well as our corresponding unilateral servicer removal rights. The trusts’ assets and liabilities are primarily composed of credit card receivables and short-term third-party notes. We were not involved in establishing or securitizing the trusts, we did not originate the credit card receivables and we do not manage the trusts or provide servicing for the trusts’ assets or liabilities. Our relationship to the trusts consists solely of our role as a passive investor. The assets of the trusts can be used only to settle the trusts’ obligations, and the creditors of the trusts do not have recourse to the general credit of State Street. State Street has no unfunded lending commitments or guarantees to the trusts.

In conjunction with our consolidation of the trusts, we elected to account for the trusts’ assets and liabilities under the fair value option permitted by GAAP. Accordingly, changes in the fair value of the credit card receivables and the short-term third-party notes, which are carried in loans and leases and other short-term borrowings, respectively, in our consolidated statement of condition, are recorded in processing fees and other revenue or other expenses in our consolidated statement of income. Interest revenue related to the receivables and interest expense related to the short-term notes are recorded in net interest revenue. Information with respect to the measurement of the fair value of the trusts’ assets and liabilities is provided in note 9.

As of March 31, 2010, we recorded aggregate credit card receivables of $916 million in loans and leases, and aggregate short-term third-party notes of $674 million in other short-term borrowings, at fair value in our consolidated statement of condition in connection with the trusts. For the three months ended March 31, 2010, the effect of fair value re-measurement recorded in processing fees and other revenue in our consolidated statement of income attributable to our net investment in the trusts was a gain of $5 million.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 7.    Variable Interest Entities (Continued)

Collateralized Debt Obligations

We serve as collateral manager for a series of collateralized debt obligations, referred to as CDOs. A CDO is a structured investment vehicle which purchases a portfolio of assets funded through the issuance of several classes of debt and equity, the repayment of and return on which are linked to the performance of the underlying assets. We have determined that we are not the primary beneficiary of these VIEs, and do not record them in our consolidated financial statements. At both March 31, 2010 and December 31, 2009, the aggregate notional value of these CDOs was $2.0 billion. At both March 31, 2010 and December 31, 2009, the carrying value of the underlying collateral was $1.2 billion. We did not acquire or transfer any investment securities to a CDO during the three months ended March 31, 2010 or 2009.

Note 8.    Shareholders’ Equity

Accumulated other comprehensive loss included the following components as of the dates indicated:

(In millions)	March 31, 2009	December 31, 2009
Foreign currency translation	$54	$281
Net unrealized loss on hedges of net investments in non-U.S. subsidiaries	(14)	(14)
Net unrealized loss on available-for-sale securities	(1,037)	(1,636)
Net unrealized loss on fair value hedges of available-for-sale securities	(117)	(113)
Expected losses from other-than-temporary impairment on available-for-sale securities related to factors other than credit	(126)	(159)
Expected losses from other-than-temporary impairment on held-to-maturity securities related to factors other than credit	(437)	(387)
Minimum pension liability	(192)	(192)
Net unrealized loss on cash flow hedges	(16)	(18)

Total	$(1,885)	$(2,238)

The net after-tax unrealized loss on available-for-sale securities of $1.04 billion and $1.64 billion as of March 31, 2010 and December 31, 2009, respectively, included $524 million and $635 million, respectively, of net after-tax unrealized losses related to securities reclassified from securities available for sale to securities held to maturity. The decrease in the losses related to transfers compared to December 31, 2009 resulted from amortization and from the recognition of losses from other-than-temporary impairment on certain of the securities.

For the three months ended March 31, 2010, we realized net gains of $192 million from sales of available-for-sale securities. Unrealized pre-tax gains of $103 million were included in other comprehensive income at December 31, 2009, net of deferred taxes of $41 million, related to these sales.

For the three months ended March 31, 2009, we realized net gains of $29 million from sales of available-for-sale securities. Unrealized pre-tax gains of $15 million were included in other comprehensive income at December 31, 2008, net of deferred taxes of $6 million, related to these sales.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 8.    Shareholders’ Equity (Continued)

Total comprehensive income for the three months ended March 31, 2010 was $875 million, composed of $495 million of net income and $380 million of other comprehensive income. Total comprehensive income for the three months ended March 31, 2009 was $1.14 billion, composed of $476 million of net income and $663 million of other comprehensive income.

Note 9.    Fair Value

Fair Value Measurements

We carry trading account assets, investment securities available for sale, certain loans, various types of derivative financial instruments and certain short-term borrowings at fair value in our consolidated statement of condition on a recurring basis. Changes in fair value of these financial assets and liabilities are recorded either as components of our consolidated statement of income or as components of other comprehensive income within shareholders’ equity in our consolidated statement of condition.

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

Level 1. Financial assets and liabilities with values based on unadjusted quoted prices for identical assets or liabilities in an active market. Fair value is measured using unadjusted quoted prices in active markets for identical securities. Examples of level 1 financial instruments include active exchange-traded equity securities and U.S. government securities. We categorized approximately $8.23 billion of our financial assets, composed of trading account assets, specifically equity securities, and investment securities available for sale, specifically U.S. government securities, and $4 million of our financial liabilities in level 1 at March 31, 2010.

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

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 9.    Fair Value (Continued)

The fair value of the securities categorized in level 2 is measured primarily using information obtained from independent third parties. This third-party information is subject to review by management as part of a validation process, which includes obtaining an understanding of the underlying assumptions and the level of market participant information used to support those assumptions. In addition, management compares significant assumptions used by third parties to available market information. Such information may include known trades or, to the extent that trading activity is limited, includes comparisons to market research information pertaining to credit expectations, execution prices and the timing of cash flows.

The fair value of the derivative instruments categorized in level 2 predominantly represents foreign exchange contracts used in our trading activities, for which fair value is measured using discounted cash flow techniques, with inputs consisting of observable spot and forward points, as well as observable interest rate curves. With respect to derivative instruments, we evaluated the impact on valuation of the credit risk of our counterparties and our own credit risk. We considered factors such as the likelihood of default by us and our counterparties, our current and potential future net exposures and remaining maturities in determining the appropriate measurements of fair value. Valuation adjustments associated with these factors were not significant for the three months ended March 31, 2010.

Our level 2 financial assets included various types of interest-rate and foreign exchange derivative instruments, as well as trading account assets and fixed-income investment securities. We categorized approximately $63.56 billion of trading account assets, specifically equity securities, as well as investment securities available for sale and derivative instruments, and approximately $6.38 billion of derivative instruments, in level 2 financial assets and liabilities, respectively, at March 31, 2010.

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

•

For certain investment securities available for sale, fair value was measured using information obtained from third-party sources or through the use of pricing models. Management evaluated its methodologies used to determine fair value, but considered the level of observable market information to be insufficient to categorize the securities in level 2.

•

The fair value of certain loans and other short-term borrowings associated with the third-party asset-backed securitization trusts, which we consolidated on January 1, 2010 (see notes 1 and 7), was measured using discounted cash flow techniques. The underlying discount rates were derived from observable market inputs which were adjusted to reflect the liquidity and credit risk premium specific to the trusts.

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

Note 9.    Fair Value (Continued)

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

We categorized approximately $8.43 billion of financial assets, composed of investment securities available for sale, primarily asset-backed securities, as well as certain loans and derivative instruments, and $886 million of certain other short-term borrowings and derivative instruments, in level 3 financial assets and liabilities, respectively, at March 31, 2010.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 9.    Fair Value (Continued)

The following tables present information with respect to our financial assets and liabilities carried at fair value in our consolidated statement of condition as of March 31, 2010 and December 31, 2009. There were no significant transfers of financial assets or liabilities between levels 1 and 2 during the three months ended March 31, 2010.

	Fair Value Measurements on a Recurring Basis as of March 31, 2010
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets	$51	$96			$147
Investment securities available for sale:
U.S. Treasury and federal agencies:
Direct obligations	8,179	1,128			9,307
Mortgage-backed securities	—	14,864	$225		15,089
Asset-backed securities:
Student loans(2)	—	9,675	3,113		12,788
Credit cards	—	6,189	25		6,214
Sub-prime	—	3,197	3		3,200
Other	—	926	1,858		2,784

Total asset-backed securities	—	19,987	4,999		24,986

Non-U.S. debt securities	—	9,891	1,881		11,772
State and political subdivisions	—	6,038	—		6,038
Collateralized mortgage obligations	—	2,245	195		2,440
Other U.S. debt securities	—	2,254	3		2,257
U.S. equity securities	—	962	—		962
Non-U.S. equity securities	—	105	—		105

Total investment securities available for sale	8,179	57,474	7,303		72,956
Loans and leases	—	—	916		916
Other assets	—	5,987	209	$(2,095)	4,101

Total assets carried at fair value	$8,230	$63,557	$8,428	$(2,095)	$78,120

Liabilities:
Other short-term borrowings			$674		$674
Other liabilities	$4	$6,383	212	$(2,095)	4,504

Total liabilities carried at fair value	$4	$6,383	$886	$(2,095)	$5,178

(1)	Represents counterparty netting against level 2 financial assets and liabilities, where a legally enforceable master netting agreement exists between State Street and the counterparty.
(2)	Substantially composed of securities guaranteed by the federal government with respect to the payment of principal and interest.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 9.    Fair Value (Continued)

	Fair Value Measurements on a Recurring Basis as of December 31, 2009
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets	$53	$95			$148
Investment securities available for sale:
U.S. Treasury and federal agencies:
Direct obligations	10,004	1,158			11,162
Mortgage-backed securities	—	14,878	$58		14,936
Asset-backed securities:
Student loans(2)	—	8,753	3,175		11,928
Credit cards	—	6,280	327		6,607
Sub-prime	—	3,194	3		3,197
Other	—	913	1,884		2,797

Total asset-backed securities	—	19,140	5,389		24,529

Non-U.S. debt securities	—	8,534	1,777		10,311
State and political subdivisions	—	5,935	2		5,937
Collateralized mortgage obligations	—	2,210	199		2,409
Other U.S. debt securities	—	2,231	3		2,234
U.S. equity securities	—	1,098	—		1,098
Non-U.S. equity securities	—	83	—		83

Total investment securities available for sale	10,004	55,267	7,428		72,699
Other assets	—	6,251	128	$(1,868)	4,511

Total assets carried at fair value	$10,057	$61,613	$7,556	$(1,868)	$77,358

Liabilities:
Other liabilities	$5	$6,483	$147	$(1,868)	$4,767

Total liabilities carried at fair value	$5	$6,483	$147	$(1,868)	$4,767

(1)	Represents counterparty netting against level 2 financial assets and liabilities, where a legally enforceable master netting agreement exists between State Street and the counterparty.
(2)	Substantially composed of securities guaranteed by the federal government with respect to the payment of principal and interest.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 9.    Fair Value (Continued)

The following tables present activity related to our financial assets and liabilities categorized in level 3 of the valuation hierarchy as of March 31, 2010 and December 31, 2009. Transfers into and out of level 3 are reported as of the beginning of the period. Transfers out of level 3 during the three months ended March 31, 2010 were substantially related to asset-backed securities, for which fair value was measured using prices for which observable market information became available. Transfers of certain loans and other short-term borrowings into level 3 during the three months ended March 31, 2010 were associated with the aforementioned third-party asset-backed securitization trusts consolidated into our financial statements on January 1, 2010.

	Fair Value Measurements Using Significant Unobservable Inputs Three Months Ended March 31, 2010
	Fair Value at December 31, 2009	Total Realized and Unrealized Gains (Losses)		Purchases, Issuances and Settlements, Net	Transfers Into and/or Out of Level 3	Fair Value at March 31, 2010	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at March 31, 2010
(In millions)		Recorded in Revenue	Recorded in Other Comprehensive Income
Assets:
Investment securities available for sale:
U.S. Treasury and federal agencies:
Mortgage-backed securities	$58			$167		$225
Asset-backed securities:
Student loans(1)	3,175	$3	$71	28	$(164)	3,113
Credit cards	327	14	(14)	(28)	(274)	25
Sub-prime	3	—	—	—	—	3
Other	1,884	27	121	(87)	(87)	1,858

Total asset-backed securities	5,389	44	178	(87)	(525)	4,999

Non-U.S. debt securities	1,777	48	52	103	(99)	1,881
State and political subdivisions	2	—	—	—	(2)	—
Collateralized mortgage obligations	199	(209)	7	198	—	195
Other U.S. debt securities	3	—	—	—	—	3

Total investment securities available for sale	7,428	(117)	237	381	(626)	7,303
Loans and leases	—	(6)	—	(23)	945	916
Other assets	128	(47)	—	128	—	209	$(39)

Total assets	$7,556	$(170)	$237	$486	$319	$8,428	$(39)

Liabilities:
Other short-term borrowings		$(11)		$(27)	$712	$674
Other liabilities	$147	(55)	—	120	—	212	$(42)

Total liabilities	$147	$(66)	—	$93	$712	$886	$(42)

(1)	Substantially composed of securities guaranteed by the federal government with respect to the payment of principal and interest.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 9.    Fair Value (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs Three Months Ended March 31, 2009
	Fair Value at December 31, 2008	Total Realized and Unrealized Gains (Losses)		Purchases, Issuances and Settlements, Net	Transfers Into and/or Out of Level 3	Fair Value at March 31, 2009	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at March 31, 2009
(In millions)		Recorded in Revenue	Recorded in Other Comprehensive Income
Assets:
Trading account assets	$366				$(366)	$—
Investment securities available for sale:
U.S. Treasury and federal agencies:
Mortgage-backed securities	2				—	2
Asset-backed securities:
Student loans(1)	7,475		$713	$185	—	8,373
Credit cards	24		1	—	—	25
Sub-prime	5		(1)	—	—	4
Other	337		(32)	(10)	18	313

Total asset-backed securities	7,841		681	175	18	8,715

Non-U.S. debt securities	1,011	$16	(83)	(37)	311	1,218
State and political subdivisions	1	—	—	—	9	10
Collateralized mortgage obligations	4	—	(1)	—	—	3
Other U.S. debt securities	28	—	—	—	(25)	3

Total investment securities available for sale	8,887	16	597	138	313	9,951
Other assets	760	(148)	—	(60)	—	552	$(96)

Total assets	$10,013	$(132)	$597	$78	$(53)	$10,503	$(96)

Liabilities:
Other liabilities	$857	$(194)	—	$(56)	—	$607	$(101)

Total liabilities	$857	$(194)	—	$(56)	—	$607	$(101)

(1)	Substantially composed of securities guaranteed by the federal government with respect to the payment of principal and interest.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 9.    Fair Value (Continued)

For our financial assets and liabilities categorized in level 3, total realized and unrealized gains and losses for the three months ended March 31, 2010 and 2009 were recorded in revenue as follows:

	Three Months Ended March 31, 2010		Three Months Ended March 31, 2009
(In millions)	Total Realized and Unrealized Gains (Losses) Recorded in Revenue	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at March 31, 2010	Total Realized and Unrealized Gains (Losses) Recorded in Revenue	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at March 31, 2009
Fee revenue:
Trading services	$8	$3	$76	$35
Processing fees and other	5	—	(30)	(30)

Total fee revenue	13	3	46	5
Net interest revenue	(117)	—	16	—

Total revenue	$(104)	$3	$62	$5

Fair Values of Financial Instruments

Fair value estimates for financial instruments not carried at fair value on a recurring basis in our consolidated statement of condition, as defined by GAAP, are generally subjective in nature, and are made as of a specific point in time based on the characteristics of the financial instruments and relevant market information. Disclosure of fair value estimates is not required by GAAP for certain items, such as lease financing, equity method investments, obligations for pension and other post-retirement plans, premises and equipment, other intangible assets and income tax assets and liabilities. Accordingly, aggregate fair value estimates presented do not purport to represent, and should not be considered representative of, our underlying “market” or franchise value. In addition, because of potential differences in methodologies and assumptions used to estimate fair values, our fair value estimates should not be compared to those of other financial institutions.

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

•

For financial instruments where no quoted market prices are available, fair value is estimated using information obtained from third parties, or by discounting the expected cash flows using an estimated current market interest rate for the financial instrument.

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

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 9.    Fair Value (Continued)

cash and due from banks; interest-bearing deposits with banks; securities purchased under resale agreements; accrued income receivable; deposits; securities sold under repurchase agreements; federal funds purchased; and substantially all short-term borrowings. In addition, due to the relatively short duration of a portion of our net loans (excluding loans carried at fair value on a recurring basis and leases), we consider fair value for these loans to approximate their reported value. The fair value of other types of loans, such as purchased receivables and commercial real estate loans, is estimated by discounting expected future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings for the same remaining maturities. Loan commitments have no reported value because terms are at prevailing market rates.

The reported amounts and estimated fair values for financial instruments defined by current accounting standards, excluding the aforementioned short-term financial instruments and financial assets and liabilities carried at fair value on a recurring basis, were as follows as of March 31, 2010 and December 31, 2009:

(In millions)	Reported Amount	Fair Value
March 31, 2010:
Financial Assets:
Investment securities held to maturity	$19,831	$20,333
Net loans (excluding loans carried at fair value and leases)	9,698	9,484
Financial Liabilities:
Long-term debt	8,815	8,733

December 31, 2009:
Financial Assets:
Investment securities held to maturity	$20,877	$20,928
Net loans (excluding leases)	9,013	8,729
Financial Liabilities:
Long-term debt	8,838	8,715

Note 10.    Derivative Financial Instruments

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

We enter into master netting agreements with many of our derivative counterparties. Certain of these agreements contain credit risk-related contingent features in which the counterparty has the option to declare State Street in default and accelerate cash settlement of our net derivative liabilities with the counterparty in the event our credit rating falls below specified levels. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a net liability position as of March 31, 2010 totaled approximately $535 million, against which we had posted aggregate collateral of approximately $149 million. If State Street’s credit rating were downgraded below levels specified in the agreements, the maximum additional amount of payments related to termination events that could have been required pursuant to these contingent features as of March 31, 2010 was approximately $386 million. Accelerated settlement because of such events would not affect our consolidated results of operations.

Trading Activities

In connection with our trading activities, we use derivative financial instruments in our role as a financial intermediary and as both a manager and servicer of financial assets, to accommodate our customers’ investment and risk management needs. In addition, we use derivative financial instruments to contribute to overall corporate earnings and liquidity. These activities are designed to generate trading revenue and to hedge volatility in our net interest revenue. The level of market risk that we assume is a function of our overall objectives and liquidity needs, customer requirements and market volatility.

Our customers use derivative financial instruments to manage the financial risks associated with their investment goals and business activities. With respect to cross-border investing, customers have a need for

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 10.    Derivative Financial Instruments (Continued)

foreign exchange forward contracts to convert currency for international investment and to manage the currency risk in their investment portfolios. As an active participant in the foreign exchange markets, we provide foreign exchange forward contracts and options in support of these customer needs. As part of our trading activities, we may assume positions in both the foreign exchange and interest-rate markets by buying and selling cash instruments and using derivative financial instruments, including foreign exchange forward contracts, foreign exchange and interest-rate options, and interest-rate swaps. In the aggregate, foreign exchange forward positions are matched closely to minimize currency and interest-rate risk. All foreign exchange contracts are valued daily at prevailing market rates, and gains or losses in the fair value of trading derivatives are recorded in trading services revenue in our consolidated statement of income.

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

We have entered into interest-rate swap agreements to modify our interest revenue from certain available-for-sale securities from a fixed rate to a floating rate. The securities hedged have a weighted-average life of approximately 8.0 years. These securities are hedged with interest-rate swap contracts of similar maturity, repricing and fixed-rate coupons. The interest-rate swap contracts convert the interest revenue from a fixed rate to a floating rate indexed to LIBOR, thereby mitigating our exposure to fluctuations in the fair value of the securities attributable to changes in the benchmark interest rate.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 10.    Derivative Financial Instruments (Continued)

We have entered into interest-rate swap agreements to modify our interest expense on one senior note and three subordinated notes from a fixed rate to a floating rate. The senior note matures in 2014 and pays fixed interest at a 4.30% annual rate. Of the three subordinated notes, one matures in 2010 and pays fixed interest at a 7.65% annual rate, the second matures in 2016 and pays fixed interest at a 5.30% annual rate and the third matures in 2018 and pays fixed interest at a 5.25% annual rate. These notes are hedged with interest-rate swap contracts with similar notional amounts, maturities and fixed-rate coupons. The interest-rate swap contracts convert the fixed-rate coupons to a floating rate indexed to LIBOR, thereby mitigating our exposure to fluctuations in the fair value of the subordinated notes stemming from changes in the benchmark interest rate.

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

We have entered into interest-rate swap agreements to modify our interest revenue from certain available-for-sale securities from a floating rate to a fixed rate. The securities hedged have a weighted-average life of approximately 3.6 years. These securities are hedged with interest-rate swap contracts of similar maturities, repricing and other characteristics. The interest-rate swap contracts convert the interest revenue from a floating rate to a fixed rate, thereby mitigating our exposure to fluctuations in the cash flows of the securities attributable to changes in the benchmark interest rate.

During the three months ended March 31, 2010, we terminated an interest-rate swap agreement with an aggregate notional amount of $200 million, which had modified our interest payments on a subordinated note maturing in 2015 from a floating rate to a fixed rate. A cumulative mark-to-market loss of $24 million on the interest-rate swap agreement was recorded in other comprehensive income as of the termination date; this loss will be amortized into interest expense in our consolidated statement of income over the remaining term of the subordinated note.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 10.    Derivative Financial Instruments (Continued)

The following table presents the aggregate contractual, or notional, amounts of derivative financial instruments held or issued for trading and asset and liability management activities as of the dates indicated:

(In millions)	March 31, 2010	December 31, 2009
Trading:
Interest-rate contracts:
Swap agreements	$2,843	$261
Options and caps purchased	582	169
Options and caps written	159	169
Futures	9,771	747
Foreign exchange contracts:
Forward and spot	620,484	565,661
Options purchased	15,886	10,977
Options written	15,441	10,710
Credit derivative contracts:
Credit default swap agreements	145	170
Other contracts:
Options written	52,364	52,948
Asset and liability management:
Interest-rate contracts:
Swap agreements	3,241	2,577

As described above, in connection with our asset and liability management activities, we have executed interest-rate swap agreements designated as fair value and cash flow hedges to manage our interest-rate risk. The aggregate notional amounts of these interest-rate swap agreements and the related assets or liabilities being hedged are presented in the following table.

	March 31, 2010			December 31, 2009
(In millions)	Fair Value Hedges	Cash Flow Hedges	Total	Fair Value Hedges	Cash Flow Hedges	Total
Available-for-sale investment securities	$1,682	$159	$1,841	$1,707	$170	$1,877
Long-term debt(1)(2)	1,400	—	1,400	500	200	700

Total	$3,082	$159	$3,241	$2,207	$370	$2,577

(1)

As of March 31, 2010 and December 31, 2009, fair value hedges of long-term debt increased the carrying value of long-term debt presented in our consolidated statement of condition by $35 million and $31 million, respectively.

(2)

For the three months ended March 31, 2010 and 2009, the overall weighted-average interest rate for long-term debt was 3.74% and 4.82%, respectively, on a contractual basis, and 3.28% and 4.65%, respectively, including the effects of the hedges.

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

Foreign exchange trading revenue related to foreign exchange contracts was $134 million and $191 million for the three months ended March 31, 2010 and 2009, respectively. Future cash requirements, if any, related to foreign exchange contracts are represented by the gross amount of currencies to be exchanged under each contract unless we and the counterparty have agreed to pay or receive the net contractual settlement amount on the settlement date.

The following tables present the fair value of derivative financial instruments, excluding the effect of master netting agreements, recorded in our consolidated statement of condition. The impact of master netting agreements is disclosed in note 9.

	Asset Derivatives		Liability Derivatives
	March 31, 2010		March 31, 2010
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives utilized in trading activities:
Interest-rate contracts	Other assets	$33	Other liabilities	$13
Foreign exchange contracts	Other assets	6,139	Other liabilities	6,372
Credit derivative contracts	Other assets	1	Other liabilities	1

Total		$6,173		$6,386

Derivatives designated as hedges:
Interest-rate contracts	Other assets	$23	Other liabilities	$197

Total		$23		$197

	Asset Derivatives		Liability Derivatives
	December 31, 2009		December 31, 2009
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives utilized in trading activities:
Interest-rate contracts	Other assets	$13	Other liabilities	$13
Foreign exchange contracts	Other assets	6,345	Other liabilities	6,398
Credit derivative contracts	Other assets	1	Other liabilities	1

Total		$6,359		$6,412

Derivatives designated as hedges:
Interest-rate contracts	Other assets	$20	Other liabilities	$206

Total		$20		$206

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 10.    Derivative Financial Instruments (Continued)

The following tables present the effect of our use of derivative financial instruments on our consolidated statement of income:

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
(In millions)		Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Derivatives utilized in trading activities :
Interest-rate contracts	Processing fees and other revenue	$11	$(77)
Interest-rate contracts	Trading services revenue	(1)	—
Foreign exchange contracts	Processing fees and other revenue	2	—
Foreign exchange contracts	Trading services revenue	143	191

Total		$155	$114

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income	Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
(In millions)		Three Months Ended March 31, 2010			Three Months Ended March 31, 2010
Derivatives designated as fair value hedges:
Interest-rate contracts	Net interest revenue	$9	Long-term debt	Net interest revenue	$(16)
Interest-rate contracts	Processing fees and other revenue	2	Long-term debt	Processing fees and other revenue	1
Interest-rate contracts	Processing fees and other revenue	(9)	Available-for-sale securities	Processing fees and other revenue	9

Total		$2			$(6)

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income	Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
(In millions)		Three Months Ended March 31, 2009			Three Months Ended March 31, 2009
Derivatives designated as fair value hedges:
Interest-rate contracts	Net interest revenue	$2	Long-term debt	Net interest revenue	$(2)
Interest-rate contracts	Net interest revenue	1	Deposits	Net interest revenue	(1)
Interest-rate contracts	Processing fees and other revenue	75	Available-for-sale securities	Processing fees and other revenue	(78)

Total		$78			$(81)

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 10.    Derivative Financial Instruments (Continued)

Differences between the gains (losses) on the derivative and the gains (losses) on the hedged item represent hedge ineffectiveness.

	Amount of Gain (Loss) on Derivative Recognized in Other Comprehensive Income	Location of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income	Amount of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income	Location of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
(In millions)	Three Months Ended March 31, 2010		Three Months Ended March 31, 2010		Three Months Ended March 31, 2010
Derivatives designated as cash flow hedges:
Interest-rate contracts	—	Net interest revenue	$(1)	Net interest revenue	$2

Total	—		$(1)		$2

	Amount of Gain (Loss) on Derivative Recognized in Other Comprehensive Income	Location of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income	Amount of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income	Location of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
(In millions)	Three Months Ended March 31, 2009		Three Months Ended March 31, 2009		Three Months Ended March 31, 2009
Derivatives designated as cash flow hedges:
Interest-rate contracts	$4	Net interest revenue	—	Net interest revenue	—

Total	$4		—		—

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 11.    Net Interest Revenue

	Three Months Ended March 31,
(In millions)	2010	2009
Interest revenue:
Deposits with banks	$19	$61
Investment securities:
U.S. Treasury and federal agencies	139	145
State and political subdivisions	54	58
Other investments	550	381
Securities purchased under resale agreements and federal funds sold	4	8
Loans and leases (1)	111	43
Trading account assets	1	17
Interest revenue associated with AMLF	—	24
Other interest-earning assets	—	1

Total interest revenue	878	738

Interest expense:
Deposits	33	65
Short-term borrowings(1)	112	32
Long-term debt	72	60
Interest expense associated with AMLF	—	17

Total interest expense	217	174

Net interest revenue	$661	$564

(1)	Amounts included $53 million related to the third-party asset-backed securitization trusts consolidated into our financial statements on January 1, 2010 in connection with our adoption of a new accounting standard.

Note 12.    Other Revenue and Other Expenses

Processing fees and other revenue for the three months ended March 31, 2010 included $28 million of net revenue related to certain tax-advantaged investments.

The components of other expenses were as follows for the periods indicated:

	Three Months Ended March 31,
(In millions)	2010	2009
Securities processing	$58	$(1)
Other	72	75

Total other expenses	$130	$74

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 13.    Earnings Per Common Share

The following table presents the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2010	2009
Net income	$495	$476
Less:
Preferred stock dividends	—	(25)
Accretion of preferred stock discount	—	(6)

Net income available to common shareholders	495	445
Payments for cash dividends(1)	(5)	(104)

Undistributed earnings	$490	$341

Average shares outstanding (in thousands):
Basic average shares	494,588	432,179
Average participating securities	3,116	632

Adjusted basic average shares	497,704	432,811

Basic average shares	494,588	432,179
Effect of dilutive securities:
Stock options and stock awards	3,468	3,120

Diluted average shares	498,056	435,299

Anti-dilutive securities(2)	8,917	14,018

Earnings per common share:
Basic:
Distributed	$.01	$.24
Undistributed(3)	.98	.79

Basic	$.99	$1.03
Diluted	$.99	$1.02

(1)	Represents payments during the period to common shareholders and to participating securities, composed of holders of unvested restricted stock and director stock.
(2)

Represents stock options outstanding but not included in the computation of diluted average shares because the exercise prices of the instruments were greater than the average fair value of our common stock during the periods.

(3)	Represents undistributed earnings divided by adjusted basic average shares.

Note 14.    Line of Business Information

We report two lines of business: Investment Servicing and Investment Management. Given our services and management organization, the results of operations for these lines of business are not necessarily comparable with those of other companies, including companies in the financial services industry. Information about revenue, expense and capital allocation methodologies is provided in note 23 to the consolidated financial statements included in our 2009 Form 10-K.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 14.    Line of Business Information (Continued)

The following is a summary of our line of business results. The amounts presented in the “Other” column for 2010 represent merger and integration costs recorded in connection with acquisitions. The amounts presented in the “Other” column for 2009 represent net interest revenue earned in connection with our participation in the AMLF and merger and integration costs recorded in connection with our acquisition of Investors Financial. The amounts presented in both “Other” columns were not allocated to State Street’s business lines.

	For the Three Months Ended March 31,
	Investment Servicing		Investment Management		Other		Total
(Dollars in millions, except where otherwise noted)	2010	2009	2010	2009	2010	2009	2010	2009
Fee revenue:
Servicing fees	$880	$766					$880	$766
Management fees	—	—	$226	$181			226	181
Trading services	242	245	—	—			242	245
Securities finance	58	125	14	56			72	181
Processing fees and other	90	33	30	16			120	49

Total fee revenue	1,270	1,169	270	253			1,540	1,422
Net interest revenue	647	541	14	16		$7	661	564
Gains related to investment securities, net	95	16	—	—		—	95	16

Total revenue	2,012	1,726	284	269		7	2,296	2,002
Provision for loan losses	15	84	—	—		—	15	84
Expenses from operations	1,334	1,139	232	148		—	1,566	1,287
Merger and integration costs	—	—	—	—	$13	17	13	17

Total expenses	1,334	1,139	232	148	13	17	1,579	1,304

Income (Loss) from continuing operations before income taxes	$663	$503	$52	$121	$(13)	$(10)	$702	$614

Pre-tax margin	33%	29%	18%	45%
Average assets (in billions)	$139.0	$141.1	$3.9	$3.2			$142.9	$144.3

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 15.    Non-U.S. Activities

We define non-U.S. activities as those revenue-producing assets and business activities that arise from customers domiciled outside the U.S. Due to the nature of our business, precise segregation of U.S. and non-U.S. activities is not possible. Subjective judgments have been applied to determine results of operations related to our non-U.S. activities, including our application of transfer pricing and our asset and liability management policies. Interest expense allocations are based on the average cost of short-term borrowings.

The following table summarizes our non-U.S. results of operations for the three months ended March 31:

(In millions)	2010	2009
Total fee revenue	$679	$628
Net interest revenue	148	61
Gains (Losses) related to investment securities, net	63	(7)

Total revenue	890	682
Expenses	655	629

Income before income taxes	235	53
Income tax expense	89	19

Net income	$146	$34

The following table summarizes our non-U.S. assets as of March 31, 2010 and December 31, 2009, based on the domicile location of our customers:

(In millions)	2010	2009
Interest-bearing deposits with banks	$14,717	$15,052
Non-U.S. investment securities	22,322	21,216
Other assets	15,533	16,031

Total assets	$52,572	$52,299

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors

State Street Corporation

We have reviewed the consolidated statement of condition of State Street Corporation as of March 31, 2010, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the three-month periods ended March 31, 2010 and 2009. These financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of condition of State Street Corporation as of December 31, 2009, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the year then ended, not presented herein, and in our report dated February 22, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of condition as of December 31, 2009, is fairly stated, in all material respects, in relation to the consolidated statement of condition from which it has been derived.

/s/ Ernst & Young LLP

Boston, Massachusetts

May 7, 2010

FORM 10-Q PART I CROSS-REFERENCE INDEX

The information required by the items presented below is incorporated herein by reference from the “Financial Information” section of this Form 10-Q.

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statement of Income (Unaudited) for the three months ended March 31, 2010 and 2009	39

	Consolidated Statement of Condition as of March 31, 2010 (Unaudited) and December 31, 2009	40

	Consolidated Statement of Changes in Shareholders’ Equity (Unaudited) for the three months ended March 31, 2010 and 2009	41

	Consolidated Statement of Cash Flows (Unaudited) for the three months ended March 31, 2010 and 2009	42

	Condensed Notes to Consolidated Financial Statements (Unaudited)	44

	Report of Independent Registered Public Accounting Firm	84

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	2

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4.	Controls and Procedures	38

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

The exhibits listed in the Exhibit Index on page 88 of this Form 10-Q are filed herewith or are incorporated herein by reference to other SEC filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STATE STREET CORPORATION (Registrant)
Date: May 7, 2010	By:	/s/ EDWARD J. RESCH
Edward J. Resch
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 7, 2010	By:	/s/ JAMES J. MALERBA
James J. Malerba
Executive Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

10.1	Amended and Restated 2006 Equity Incentive Plan and forms of agreement thereunder

10.2	Senior Executive Annual Incentive Plan

10.3	Supplemental Cash Incentive Plan

12	Ratios of earnings to fixed charges

15	Letter regarding unaudited interim financial information

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Label Linkbase Document.*

101.PRE	XBRL Taxonomy Presentation Linkbase Document.*

*	submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the three months ended March 31, 2010 and 2009, (ii) Consolidated Statement of Condition as of March 31, 2010 and December 31, 2009, (iii) Consolidated Statement of Changes in Shareholders’ Equity for the three months ended March 31, 2010 and 2009, (iv) Consolidated Statement of Cash Flows for the three months ended March 31, 2010 and 2009, and (v) Condensed Notes to Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.