Form 10-Q
period 2010-06-30
STATE STREET Corp
filed 2010-08-06
CIK 93751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

The number of shares of State Street’s common stock outstanding on July 31, 2010 was 501,862,527

STATE STREET CORPORATION

Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2010

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

GENERAL

State Street Corporation is a financial holding company headquartered in Boston, Massachusetts. Through its subsidiaries, including its principal banking subsidiary, State Street Bank and Trust Company, referred to as State Street Bank, State Street Corporation provides a full range of products and services to meet the needs of institutional investors worldwide. Unless otherwise indicated or unless the context requires otherwise, all references in this Management’s Discussion and Analysis to “State Street,” “we,” “us,” “our” or similar terms mean State Street Corporation and its subsidiaries on a consolidated basis. All references in this Form 10-Q to the parent company are to State Street Corporation. At June 30, 2010, we had consolidated total assets of $162.08 billion, consolidated total deposits of $95.74 billion, consolidated total shareholders’ equity of $16.06 billion and employed 28,925.

Our customers include mutual funds, collective investment funds and other investment pools, corporate and public retirement plans, insurance companies, foundations, endowments and investment managers. Our two lines of business, Investment Servicing and Investment Management, provide products and services including custody, recordkeeping, daily pricing and administration, shareholder services, foreign exchange, brokerage and other trading services, securities finance, deposit and short-term investment facilities, loan and lease financing, investment manager and alternative investment operations outsourcing, performance, risk and compliance analytics, investment research services and investment management, including passive and active U.S. and non-U.S. equity and fixed-income strategies. We had $19.03 trillion of assets under custody and administration and $1.78 trillion of assets under management at June 30, 2010. Information about these assets, and financial information about our business lines, is provided in the “Consolidated Results of Operations—Total Revenue” and “Line of Business Information” sections of this Management’s Discussion and Analysis.

This Management’s Discussion and Analysis is part of our Quarterly Report on Form 10-Q for the second quarter of 2010 which we filed with the SEC, and updates the Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2009, which we refer to as the 2009 Form 10-K, and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010. We previously filed these reports with the SEC. You should read the financial information in this Management’s Discussion and Analysis and elsewhere in this Form 10-Q in conjunction with the financial and other information contained in those reports. Certain previously reported amounts have been reclassified to conform to current period classifications as presented in this Form 10-Q.

We prepare our consolidated financial statements in accordance with United States generally accepted accounting principles, which we refer to as GAAP, and which require management to make judgments in the application of its accounting policies that involve significant estimates and assumptions about the effect of matters that are inherently uncertain. Certain accounting policies are considered by management to be relatively more significant in this respect. These policies relate to the accounting for fair value measurement; the accounting for interest revenue recognition and other-than-temporary impairment; and the accounting for goodwill and other intangible assets. Additional information about these accounting policies is included in the “Significant Accounting Estimates” section of Management’s Discussion and Analysis in our 2009 Form 10-K. There were no changes to these accounting policies during the first six months of 2010.

Certain financial information provided in this Management’s Discussion and Analysis has been prepared on both a GAAP basis and a non-GAAP, or “operating” basis. Management measures and compares certain financial information on an operating basis, as it believes this presentation supports meaningful comparisons from period to period and the analysis of comparable financial trends with respect to State Street’s normal

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

ongoing business operations. Management believes that operating-basis financial information, which reports revenue from non-taxable sources on a fully taxable-equivalent basis and excludes the effect of revenue and expenses outside of the normal course of our business, facilitates an investor’s understanding and analysis of State Street’s underlying financial performance and trends. Operating-basis financial information should be considered as a supplement to, and not as a substitute for, financial information prepared in accordance with GAAP.

FORWARD-LOOKING STATEMENTS

This Form 10-Q, including this Management’s Discussion and Analysis, contains “forward-looking statements” as defined by U.S. securities laws, including statements about industry trends, management’s future expectations and other matters that do not relate strictly to historical facts and are based on assumptions by management. Forward-looking statements are often, but not always, identified by such forward-looking terminology as “plan,” “expect,” “look,” “believe,” “anticipate,” “estimate,” “seek,” “may,” “will,” “trend,” “target” and “goal,” or similar terms or variations of such terms. Forward-looking statements include, among other things, statements about our confidence in our strategies and our expectations about our financial performance, market growth, acquisitions and divestitures, new technologies, services and opportunities, the outcome of legal proceedings and our earnings.

Forward-looking statements are subject to various risks and uncertainties, which change over time, are based on management’s expectations and assumptions at the time the statements are made, and are not guarantees of future results. Management’s expectations and assumptions, and the continued validity of the forward-looking statements, are subject to change due to a broad range of factors affecting the national and global economies, the equity, debt, currency and other financial markets, as well as factors specific to State Street and its subsidiaries, including State Street Bank. Factors that could cause changes in the expectations or assumptions on which forward-looking statements are based include, but are not limited to:

•

changes in law or regulation that may adversely affect our, our clients’ or our counterparties’ business activities and the products or services that we sell, including additional or increased taxes or assessments thereon, the requirement that additional capital be maintained and changes that expose us to risks related to compliance;

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

•	the financial strength and continuing viability of the counterparties with which we or our clients do business and to which we have investment, credit or financial exposure;

•	the liquidity of the U.S. and international securities markets, particularly the markets for fixed-income securities, and the liquidity requirements of our clients;

•

the credit quality, credit agency ratings, and fair values of the securities in our investment securities portfolio, a deterioration or downgrade of which could lead to other-than-temporary impairment of the respective securities and the recognition of an impairment loss in our consolidated statement of income;

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

•	the maintenance of credit agency ratings for our debt and depository obligations as well as the level of credibility of credit agency ratings;

•	the performance and demand for the products and services we offer, including the level and timing of redemptions and withdrawals from our collateral pools and other collective investment products;

•

the risks that acquired businesses will not be integrated successfully, or that the integration will take longer than anticipated, that expected synergies will not be achieved or unexpected disynergies will be experienced, that client and deposit retention goals will not be met, that other regulatory or operational challenges will be experienced and that disruptions from the transaction will harm relationships with clients, employees or regulators;

•

the ability to complete acquisitions, divestitures and joint ventures, including the ability to obtain regulatory approvals, the ability to arrange financing as required, and the ability to satisfy other closing conditions;

•	the possibility of our clients incurring substantial losses in investment pools where we act as agent, and the possibility of further general reductions in the valuation of assets;

•	our ability to attract deposits and other low-cost, short-term funding;

•	potential changes to the competitive environment, including changes due to the effects of consolidation and perceptions of State Street as a suitable service provider or counterparty;

•	the level and volatility of interest rates and the performance and volatility of securities, credit, currency and other markets in the U.S. and internationally;

•	our ability to measure the fair value of the investment securities on our consolidated balance sheet;

•	the results of litigation, government investigations and similar disputes or proceedings;

•	adverse publicity or other reputational harm;

•

our ability to grow revenue, attract and/or retain and compensate highly skilled people, control expenses and attract the capital necessary to achieve our business goals and comply with regulatory requirements;

•

our ability to control operating risks, information technology systems risks and outsourcing risks, and our ability to protect our intellectual property rights, the possibility of errors in the quantitative models we use to manage our business and the possibility that our controls will fail or be circumvented;

•	the potential for new products and services to impose additional costs on us and expose us to increased operational risk;

•	changes in accounting standards and practices; and

•	changes in tax legislation and in the interpretation of existing tax laws by U.S. and non-U.S. tax authorities that affect the amount of taxes due.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

OVERVIEW OF FINANCIAL RESULTS(1)

	Quarters Ended June 30,			Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2010	2009	% Change	2010	2009	% Change
Total fee revenue	$1,696	$1,516	12%	$3,236	$2,938	10%
Net interest revenue	658	580	13	1,319	1,144	15
Gains (Losses) related to investment securities, net	(50)	26		45	42

Total revenue	2,304	2,122	9	4,600	4,124	12
Provision for loan losses	10	14		25	98
Expenses:
Expenses from operations	1,468	1,352	9	3,034	2,639	15
Securities lending charge and U.K. bonus tax	435	—		435	—
Merger and integration costs	41	12	242	54	29	86

Total expenses	1,944	1,364	43	3,523	2,668	32

Income before income tax expense and extraordinary loss	350	744	(53)	1,052	1,358	(23)
Income tax expense (benefit)	(82)	242		125	380

Income before extraordinary loss	432	502	(14)	927	978	(5)
Extraordinary loss, net of taxes	—	(3,684)		—	(3,684)

Net income (loss)	$432	$(3,182)	(114)	$927	$(2,706)	(134)

Adjustments to net income (loss)(2)	—	(132)		—	(163)

Net income before extraordinary loss available to common shareholders	$432	$370	17	$927	$815	14

Net income (loss) available to common shareholders	$432	$(3,314)	(113)	$927	$(2,869)	(132)

Earnings per common share before extraordinary loss:
Basic	$.87	$.80		$1.86	$1.82
Diluted	.87	.79		1.86	1.81
Earnings (Loss) per common share:
Basic	$.87	$(7.16)		$1.86	$(6.40)
Diluted	.87	(7.12)		1.86	(6.37)
Average common shares outstanding (in thousands):
Basic	501,518	463,196		499,621	448,087
Diluted	498,886	465,814		498,295	450,483
Cash dividends declared	.01	.01		.02	.02
Return on common shareholders’ equity(3)	11.0%	13.0%		12.2%	14.4%

(1)

Financial results for the quarter and six months ended June 30, 2010 included those of acquired businesses from their respective dates of acquisition, as described in the following “Financial Highlights” section.

(2)	Adjustments related to preferred stock issued in connection with the U.S. Treasury’s TARP program in 2008 and redeemed in June 2009.
(3)

Return on common shareholders’ equity for the quarter and six months ended June 30, 2009 was determined by dividing annualized net income before extraordinary loss available to common shareholders by average common shareholders’ equity for the respective period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Financial Highlights

This section provides highlights with respect to our financial results for the second quarter of 2010. Additional information is provided under “Consolidated Results of Operations.”

For the second quarter of 2010, we recorded net income of $432 million, or $.87 per diluted common share, compared to net income available to common shareholders, before the extraordinary loss related to the consolidation of the asset-backed commercial paper conduits, of $370 million, or $.79 per diluted common share, for the second quarter of 2009. For the six months ended June 30, 2010, net income was $927 million, or $1.86 per diluted common share, compared to $815 million, before the extraordinary loss, or $1.81 per diluted common share, for the first six months of 2009. Return on average common equity was 11.0% and 12.2% for the second quarter and first six months of 2010, respectively, compared to 13.0% and 14.4%, before the extraordinary loss, for the same periods in 2009.

During the second quarter of 2010, we completed our acquisitions of Intesa Sanpaolo’s securities services business (May 17, 2010) and Mourant International Finance Administration, or MIFA (April 1, 2010). For the second quarter of 2010, these acquired businesses added an aggregate of approximately $60 million of revenue and approximately $50 million of expenses, excluding merger and integration costs, to our consolidated statement of income. We also recorded aggregate merger and integration costs of $34 million in connection with these acquisitions.

Total revenue for the second quarter of 2010 increased 9% compared to the same period in 2009, with total fee revenue up 12% in the same comparison. Servicing fee and management fee revenue were up 20% and 12%, respectively, compared to the second quarter of 2009, partially the result of increases in equity market valuations as measured by the published indices presented in the “INDEX” tables provided in this Management’s Discussion and Analysis on page 11. Overall, servicing fee revenue benefited from the effects of new business, increases in equity market valuations and the Intesa and MIFA acquisitions in the second quarter of 2010, and management fees benefited, compared to the second quarter of 2009, from the effects of increases in equity valuations and new business.

Trading services revenue increased 5% compared to the second quarter of 2009, primarily as a result of higher foreign exchange trading volumes offset by lower market volatility and an 18% increase in brokerage and other fees due to strength in electronic trading and transition management. Securities finance revenue decreased 46% compared to the second quarter of 2009 primarily as a result of lower spreads. Processing fees and other revenue increased primarily as a result of higher net revenue related to structured products and other service fees in the second quarter of 2010.

Net interest revenue increased 13% for the second quarter of 2010 compared to the prior-year second quarter, on both a GAAP basis and fully taxable-equivalent basis (the latter $689 million compared to $611 million, each reflecting increases from tax-equivalent adjustments of $31 million). These increases were largely the result of higher discount accretion recorded in the second quarter of 2010, $172 million compared to $112 million in the second quarter of 2009, generated by the assets added to our balance sheet in connection with the May 2009 conduit consolidation. See “Total Revenue—Net Interest Revenue” in this Management’s Discussion and Analysis for additional information.

Net interest margin, computed on fully taxable-equivalent net interest revenue, increased 28 basis points from 1.93% in the second quarter of 2009 to 2.21% in the second quarter of 2010. The above-mentioned $172 million of discount accretion accounted for 55 basis points of net interest margin for the second quarter of 2010,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

compared to 35 basis points for the second quarter of 2009. Excluding the effect of the accretion, fully taxable-equivalent net interest revenue for the second quarter of 2010 would have been $517 million compared to the above-mentioned $689 million, an increase of 4% from $499 million for the second quarter of 2009, and net interest margin for the second quarter of 2010 would have been 1.66% compared to the reported margin of 2.21%.

We recorded net realized gains of $3 million from sales of available-for-sale securities during the second quarter of 2010, compared to net realized gains of $90 million during the second quarter of 2009. We also recorded other-than-temporary impairment of $53 million during the second quarter of 2010, compared to $64 million during the respective 2009 period. The aggregate net realized gains and impairment losses resulted in net losses related to investment securities of $50 million for the second quarter of 2010, compared to net gains of $26 million for the same period in 2009.

We recorded a provision for loan losses of $10 million during the second quarter of 2010, which resulted from changes in management’s expectations with respect to future cash flows from certain of the commercial real estate loans acquired in 2008 in connection with indemnified repurchase agreements with an affiliate of Lehman.

Total expenses increased 43% to $1.94 billion for the second quarter of 2010 compared to $1.36 billion for the second quarter of 2009, and reflected the following:

•

As previously reported, during the second quarter of 2010, we recorded an aggregate pre-tax charge of $414 million, including associated legal costs of $9 million, in our consolidated statement of income related to the following:

•

a pre-tax charge of $330 million to provide for a one-time cash contribution to certain cash collateral pools managed by State Street Global Advisors, or SSgA, that support SSgA-managed investment funds engaged in securities lending (see the “Investment Management” section under “Line of Business Information”), and

•

a pre-tax charge of $75 million to establish a reserve to address potential inconsistencies in connection with our implementation of the redemption restrictions applicable to the cash collateral pools underlying our agency lending program (see the “Securities Finance” section under “Consolidated Results of Operations—Total Revenue”).

•

We recorded aggregate merger and integration costs of $41 million for the second quarter of 2010 compared to $12 million for the second quarter of 2009, with $34 million of the 2010 costs associated with the Intesa and MIFA acquisitions; and

•	During the second quarter of 2010, we recorded $21 million of salaries and employee benefits expenses to accrue for a one-time tax on bonus payments to employees in the United Kingdom.

Total expenses in the quarterly comparison also reflected higher levels of salaries and employee benefits expenses associated with higher levels of cash incentive compensation accruals, as well as an increase in transaction processing expenses due to higher costs for sub-custody and external contract services.

We recorded an income tax benefit of $82 million for the second quarter of 2010, the result of a discrete tax benefit of $180 million generated by the restructuring of former non-U.S. conduit assets. Our effective tax rate for the second quarter of 2010 was (23.4)%, compared to 32.6% for the same period in 2009. Excluding the tax benefit, the effective tax rate for the second quarter would have been 28%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

At June 30, 2010, we had aggregate assets under custody and administration of $19.03 trillion, which increased $237 billion, or 1%, from $18.79 trillion at December 31, 2009, and increased $2.64 trillion, or 16%, from $16.39 trillion at June 30, 2009. At June 30, 2010, we had aggregate assets under management of $1.78 trillion, which decreased $129 billion, or 7%, from $1.91 trillion at December 31, 2009, and increased $225 billion, or 14%, from $1.56 trillion at June 30, 2009. Assets under custody and administration at June 30, 2010 included $686 billion of assets from the second-quarter 2010 Intesa and MIFA acquisitions. The increase in assets under custody and administration from June 2009 to June 2010 also reflected higher asset valuations associated with the improvement in the global financial markets as well as new business. The increase in assets under management from June 30, 2009 to June 30, 2010 reflected net new business and net increases in asset valuations. The decrease in assets under management from December 31, 2009 to June 30, 2010 reflected asset depreciation and net lost business.

During the second quarter of 2010, in addition to the aggregate $686 billion of assets added in connection with the Intesa and MIFA acquisitions, we won mandates for approximately $427 billion in assets to be serviced. We will provide various services for these assets including accounting, fund administration services for alternative investment funds, such as private equity, real estate and hedge funds, custody, foreign exchange, securities finance, transfer agency, performance analytics, compliance reporting and monitoring, and investment manager operations outsourcing. The $427 billion of new business is not fully reflected in assets under custody and administration at June 30, 2010, as the assets are not included in assets under custody and administration until we begin to service them. We expect to earn fee revenue in future periods as we install the business and begin to service the assets. With respect to the Intesa and MIFA acquisitions, revenue generated from the $686 billion of servicing assets was reflected from May 17, 2010 through June 30, 2010 for Intesa and from April 1, 2010 through June 30, 2010 for MIFA.

CONSOLIDATED RESULTS OF OPERATIONS

This section discusses our consolidated results of operations for the second quarter and first six months of 2010 compared to the same periods in 2009, and should be read in conjunction with the consolidated financial statements and accompanying condensed notes included in this Form 10-Q.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

TOTAL REVENUE

	Quarters Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2010	2009	% Change	2010	2009	% Change
Fee revenue:
Servicing fees	$957	$795	20%	$1,837	$1,561	18%
Management fees	217	193	12	443	374	18
Trading services	326	310	5	568	555	2
Securities finance	109	201	(46)	181	382	(53)
Processing fees and other	87	17	412	207	66	214

Total fee revenue	1,696	1,516	12	3,236	2,938	10
Net interest revenue:
Interest revenue	846	773	9	1,724	1,511	14
Interest expense	188	193	(3)	405	367	10

Net interest revenue	658	580	13	1,319	1,144	15
Gains (Losses) related to investment securities, net	(50)	26		45	42

Total revenue	$2,304	$2,122	9	$4,600	$4,124	12

Fee Revenue

Servicing and management fees collectively comprised approximately 69% and 70% of our total fee revenue for the second quarter and first six months of 2010 compared to approximately 65% and 66% for the corresponding periods in 2009. These fees are a function of several factors, including the mix and volume of assets under custody and administration and assets under management, securities positions held and the volume of portfolio transactions, and the types of products and services used by customers, and are generally affected by changes in worldwide equity and fixed-income valuations.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

though the financial markets began to improve during the second half of 2009, the effect of the disrupted conditions on our total revenue, particularly our market-driven revenue, has been more significant than we would anticipate in normalized markets.

The following tables present selected equity market indices for the quarters and six months ended June 30, 2010 and 2009. Daily averages and the averages of month-end indices demonstrate worldwide changes in equity market valuations that affect servicing and management fee revenue, respectively. Quarter-end indices are indicative of the factors influencing the values of assets under custody and administration and assets under management at those dates. The index names listed in the table are service marks of their respective owners.

INDEX

	Daily Averages of Indices			Average of Month-End Indices			Quarter-End Indices
	For the Quarter Ended June 30,			For the Quarter Ended June 30,
	2010	2009	% Change	2010	2009	% Change	2010	2009	% Change
S&P 500®	1,135	893	27%	1,102	904	22%	1,031	919	12%
NASDAQ®	2,342	1,733	35	2,276	1,776	28	2,109	1,835	15
MSCI EAFE®	1,460	1,237	18	1,421	1,270	12	1,348	1,307	3

	Daily Averages of Indices			Average of Month-End Indices
	For the Six Months Ended June 30,			For the Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change
S&P 500®	1,129	851	33%	1,109	845	31%
NASDAQ®	2,312	1,610	44	2,269	1,618	40
MSCI EAFE®	1,504	1,162	29	1,476	1,163	27

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

The 20% and 18% increases in servicing fees for the quarterly and six-month comparisons reflected the effect of new business on current-period revenue, increases in daily average equity market valuations and the addition of revenue of the acquired Intesa and MIFA businesses. For the second quarter and first six months of 2010, servicing fees generated from customers outside the U.S. were approximately 41% and 40% of total servicing fees compared to approximately 37% for both the second quarter and first six months of 2009. The following tables set forth the composition of assets under custody and administration.

ASSETS UNDER CUSTODY AND ADMINISTRATION

(In billions)	June 30, 2010	December 31, 2009	June 30, 2009
Mutual funds	$4,721	$4,734	$4,244
Collective funds	3,773	3,580	3,004
Pension products	4,356	4,395	3,852
Insurance and other products	6,182	6,086	5,294

Total	$19,032	$18,795	$16,394

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

FINANCIAL INSTRUMENT MIX OF ASSETS UNDER CUSTODY AND ADMINISTRATION

(In billions)	June 30, 2010	December 31, 2009	June 30, 2009
Equities	$9,581	$8,828	$6,456
Fixed-income	6,946	7,236	6,901
Short-term and other investments	2,505	2,731	3,037

Total	$19,032	$18,795	$16,394

Management Fees

The 12% and 18% increase in management fees for the second quarter and first six months of 2010, respectively, compared to the second quarter and first six months of 2009 resulted primarily from increases in average month-end equity market valuations and the effect of new business on current-period revenue. Average month-end equity market valuations, individually presented in the preceding “INDEX” tables, were up an average of 21% for the second quarter of 2010, compared to the second quarter of 2009, and 34% in the six-month comparison. The relative percentage of our assets under management at June 30, 2010 related to passive equity and fixed-income strategies, which generally earn management fees at lower rates compared with active strategies, increased compared to June 30, 2009 and was flat compared to December 31, 2009. For the second quarter and first six months of 2010, management fees generated from customers outside the U.S. were approximately 32% and 33% of total management fees compared to approximately 33% and 32% for the second quarter and first six months of 2009, respectively.

ASSETS UNDER MANAGEMENT

(In billions)	June 30, 2010	December 31, 2009	June 30, 2009
Equities:
Passive	$733	$787	$610
Active and other	74	88	87
Company stock/ESOP	48	49	41

Total equities	855	924	738
Fixed-income:
Passive	445	445	293
Active	24	25	29
Cash and money market	458	517	497

Total fixed-income and cash/money market	927	987	819

Total	$1,782	$1,911	$1,557

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

The following table presents activity in assets under management for the twelve months ended June 30, 2010:

ASSETS UNDER MANAGEMENT

(In billions)
June 30, 2009	$1,557
Net new business	207
Market appreciation	147

December 31, 2009	$1,911
Net new business	(60)
Market depreciation	(69)

June 30, 2010	$1,782

Trading Services

Trading services revenue, which includes foreign exchange trading revenue and brokerage and other trading fees, was up 5% in the second quarter of 2010 compared to the second quarter of 2009 and up 2% in the six-month comparison. Foreign exchange trading revenue for the second quarter and the first six months of 2010 totaled $185 million and $319 million, respectively, down 3% and 16% from $190 million and $381 million for the corresponding prior-year periods. The quarterly decrease was primarily the result of a 13% decrease in currency volatility, partly offset by a 22% increase in aggregate customer volumes, with foreign exchange trading and sales up 23% and custody foreign exchange services up 15%. The six-month decrease was primarily the result of the effect of a 31% decline in currency volatility, partly offset by a 19% increase in customer volumes, with volumes up in both custody foreign exchange services and foreign exchange trading and sales.

Brokerage and other trading fees totaled $141 million for the second quarter of 2010, up 18% from $120 million for the second quarter of 2009, and for the first six months of 2010 totaled $249 million, up 43% from $174 million for the first six months of 2009. The increases for both periods were primarily the result of higher electronic trading volumes and increased levels of transition management revenue, particularly non-U.S. transitions.

Securities Finance

Our securities finance business consists of two components: investment funds with a broad range of investment objectives that are managed by SSgA and engage in agency securities lending, to which we refer as the SSgA lending funds; and an agency lending program for third-party investment managers and asset owners, to which we refer as the agency lending funds. Additional information with respect to the SSgA lending funds is also provided in the “Line of Business Information—Investment Management” section of this Management’s Discussion and Analysis.

Securities finance revenue for the second quarter of 2010 decreased 46% compared to the second quarter of 2009 and decreased 53% in the six-month comparison. The decreases in the quarterly and year-to-date comparisons were primarily the result of lower spreads across all lending programs. The average volume of securities on loan during the second quarter of 2010 was $421 billion, relatively flat compared to $418 billion for the second quarter of 2009.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Market influences are expected to continue to affect our revenue from, and the profitability of, our securities lending activities in 2010. While the average volume of securities on loan has generally stabilized over the past five quarters, spreads have decreased significantly compared to those earned in late 2007 and throughout 2008 (which were extraordinarily high), reflecting prevailing interest rates and the effects of government actions taken to stimulate the economy. In August 2010, SSgA anticipates removing the redemption restrictions from its lending funds, and we anticipate providing participants in the collateral pools underlying certain agency lending funds with greater control over their use of liquidity within such pools by the end of 2010. These actions provide an opportunity for increased securities lending volumes, although their effect will be influenced by overall market and customer-specific factors and could, particularly in the short-term, result in decreased volumes. As long as securities lending spreads remain below the more normal levels generally experienced prior to late 2007, our revenues from our securities lending activities will be adversely affected relative to the revenues we earned over the past two years.

During the disruption in the global financial markets that began in mid-2007, we have been able to manage the outflows from the cash collateral pools supporting the agency lending funds, as well as the effect of the disruptions in the credit markets, in a manner that substantially reduced the risk of loss to our clients. We imposed in 2008 and 2009, and continued to impose during the first and second quarters of 2010, restrictions on participant redemptions from the agency lending collateral pools in order to manage the liquidity in those pools. The net asset value of the agency lending collateral pools, determined using pricing information from independent third parties, fell, and has remained, below $1.00 per unit since 2007. At June 30, 2010, the net asset value, based on the market value of the agency lending collateral pools, ranged from $0.94 to $1.00, with the weighted-average net asset value on that date equal to $0.991, compared to $0.986 at December 31, 2009.

At June 30, 2010, the aggregate net asset value of the agency lending collateral pools, assuming a constant net asset value of $1.00 per unit, would have been approximately $66 billion, which exceeded the aggregate market value of those collateral pools as of the same date by approximately $633 million. However, we continue to transact purchases into and redemptions out of these pools at $1.00 per unit. We continue this practice for a number of reasons, including the fact that none of the securities in the cash collateral pools is currently in default or considered to be materially impaired, and the fact that there are restrictions on withdrawals from the agency lending collateral pools, which, absent a substantial reduction in the lending program, should permit the securities in the collateral pools to be held until they recover to their par value.

As of June 30, 2010, approximately 38% of the aggregate assets in the agency lending collateral pools has expected maturities of greater than 90 days. We recently announced plans, which we currently anticipate that we will institute by the end of 2010, to increase our agency lending clients’ ability to manage their access to liquidity in the agency lending collateral pools. We intend to separate each agency lending collateral pool into two separate funds, one with complete liquidity and the other which will hold only longer-dated securities and which will only transact in-kind redemptions. This approach is intended to provide participants in these agency lending collateral pools with greater ability to manage their level of participation in the lending program and their access to liquidity.

As previously disclosed, in 2009, we determined that withdrawals by two related participants in one of the agency lending collateral pools were inconsistent with our redemption restrictions. In response, we redeemed in-kind the remaining units of such participants, effectively distributing, together with prior cash withdrawals, the same amount of cash and longer-dated securities that the participants would have received under the redemption restrictions. We remain in litigation with these participants; see note 7 to the consolidated financial statements included in this Form 10-Q. We also undertook a review of our implementation of the redemption restrictions

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

with respect to other participants in the agency lending collateral pools. This review identified potential inconsistencies in our implementation of the redemption policy. As a result of this review, and based on our assessment of the amount required to compensate clients for the dilutive effect of redemptions which may not have been consistent with the intent of the policy, we recorded a pre-tax charge of $75 million in our second-quarter 2010 consolidated statement of income to establish a reserve to address these potential inconsistencies.

Processing Fees and Other

Processing fees and other revenue was $87 million and $207 million for the second quarter and first six months of 2010, respectively, compared to $17 million and $66 million, respectively, for the same periods in 2009. The increases were due primarily to higher net revenue from structured products and an increase in other service fees.

NET INTEREST REVENUE

	For the Quarter Ended June 30,
	2010			2009
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest Revenue/ Expense	Rate	Average Balance	Interest Revenue/ Expense	Rate
Interest-bearing deposits with banks	$14,091	$22.62%		$35,026	$43.50%
Securities purchased under resale agreements	2,566	6.98		4,751	6.55
Federal funds sold	1	—	.22	113	—	.30
Trading account assets	170	—	1.83	1,235	2.74
Investment securities	95,312	774	3.26	75,481	692	3.67
Investment securities purchased under AMLF(1)	—	—	—	444	1.86
Loans and leases	11,933	74	2.48	9,365	60	2.58
Other interest-earning assets	1,065	1.16		1,010	—	.18

Total interest-earning assets	$125,138	$877	2.81	$127,425	$804	2.53

Interest-bearing deposits:
U.S	$9,081	$7.28%		$10,715	$25.97%
Non-U.S	66,314	39.24		60,830	29.19
Securities sold under repurchase agreements	8,403	2.07		12,357	1.04
Federal funds purchased	1,900	—	.06	912	—	.03
Short-term borrowings under AMLF(1)	—	—	—	443	1.74
Other short-term borrowings	14,940	68	1.84	17,980	53	1.16
Long-term debt	8,761	71	3.23	8,650	83	3.85
Other interest-bearing liabilities	810	1.70		1,188	1.34

Total interest-bearing liabilities	$110,209	$188.68		$113,075	$193.68

Interest-rate spread			2.13%			1.85%
Net interest revenue—fully taxable-equivalent basis(2)		$689			$611

Net interest margin—fully taxable-equivalent basis			2.21%			1.93%
Net interest revenue—GAAP basis		$658			$580

(1)	Amounts represent averages of asset-backed commercial paper purchases under the Federal Reserve’s AMLF, and associated borrowings. The AMLF expired in February 2010.
(2)	Amounts include tax-equivalent adjustments of $31 million for both 2010 and 2009.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

	For the Six Months Ended June 30,
	2010			2009
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest Revenue/ Expense	Rate	Average Balance	Interest Revenue/ Expense	Rate
Interest-bearing deposits with banks	$12,230	$41.67%		$31,097	$104.68%
Securities purchased under resale agreements	2,630	10.79		4,041	14.69
Federal funds sold	1	—	.30	126	—	.31
Trading account assets	159	1	1.38	3,704	19	1.05
Investment securities	95,065	1,548	3.28	72,821	1,307	3.62
Investment securities purchased under AMLF(1)	—	—	—	1,770	25	2.87
Loans and leases	11,521	186	3.25	8,894	104	2.36
Other interest-earning assets	1,085	1.13		1,526	1.18

Total interest-earning assets	$122,691	$1,787	2.93	$123,979	$1,574	2.56

Interest-bearing deposits:
U.S	$8,130	$13.32%		$9,302	$46	1.00%
Non-U.S	63,453	66.21		59,880	73.25
Securities sold under repurchase agreements	8,441	3.06		11,653	2.04
Federal funds purchased	1,730	—	.04	731	—	.03
Short-term borrowings under AMLF(1)	—	—	—	1,760	18	2.03
Other short-term borrowings	15,883	178	2.26	14,959	83	1.11
Long-term debt	8,797	143	3.26	6,917	143	4.15
Other interest-bearing liabilities	721	2.59		1,265	2.29

Total interest-bearing liabilities	$107,155	$405.76		$106,467	$367.69

Interest-rate spread			2.17%			1.87%
Net interest revenue—fully taxable-equivalent basis(2)		$1,382			$1,207

Net interest margin—fully taxable-equivalent basis			2.27%			1.96%
Net interest revenue—GAAP basis		$1,319			$1,144

(1)	Amounts represent averages of asset-backed commercial paper purchases under the Federal Reserve’s AMLF, and associated borrowings. The AMLF expired in February 2010.
(2)	Amounts include tax-equivalent adjustments of $63 million for both 2010 and 2009.

Net interest revenue is defined as the total of interest revenue earned on interest-earning assets less interest expense incurred on interest-bearing liabilities. Interest-earning assets, which principally consist of investment securities, interest-bearing deposits with banks, repurchase agreements, loans and leases and other liquid assets, are financed primarily by customer deposits and short-term borrowings. Net interest margin represents the relationship between annualized fully taxable-equivalent net interest revenue and total average interest-earning assets for the period. Changes in the components of interest-earning assets and interest-bearing liabilities are discussed in more detail below. Additional detail about the components of interest revenue and interest expense is provided in note 12 to the consolidated financial statements included in this Form 10-Q.

For the second quarter of 2010, on a GAAP and fully taxable-equivalent basis, net interest revenue increased 13% compared to the second quarter of 2009. For the six months ended June 30, 2010, net interest

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

revenue increased 15% on a GAAP basis (14% on a fully taxable-equivalent basis) compared to the corresponding 2009 period. The increases in both comparisons were generally the result of higher levels of discount accretion, as described below, generated by securities added to our consolidated balance sheet in connection with the May 2009 conduit consolidation. In the six-month comparison, the increased accretion was partially offset by lower yields on investment securities purchased to replace matured or amortized securities that had earned higher yields, as well as lower spreads on customer deposits.

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

The timing and ultimate recognition of this accretion will depend on factors including future credit conditions and the timing of underlying collateral prepayment, the predictability of which are uncertain, particularly in light of current financial market conditions. Subsequent to the consolidation, we have recorded aggregate discount accretion in interest revenue of $1.01 billion, composed of $621 million in 2009 and $384 million in the first six months of 2010, the latter composed of $212 million and $172 million in the first and second quarters of 2010, respectively. We anticipate that discount accretion will continue to be a material component of our net interest revenue for 2010 and future years until the securities mature or are sold. Because the rate of recognition of discount accretion is dependent, in part, on the factors described above, which are beyond our control, the volatility of our net interest revenue and margin may increase.

Interest-bearing deposits with banks, including cash balances held at the Federal Reserve to satisfy reserve requirements, averaged $14.09 billion for the second quarter of 2010, a decrease of $20.94 billion or 60%, compared to $35.03 billion for the second quarter of 2009. For the first six months of 2010, interest-bearing deposits with banks averaged $12.23 billion, a decrease of $18.87 billion or 61%, compared to the same period in 2009. An average of $3.87 billion was held at the Federal Reserve Bank during the second quarter of 2010, a decrease of 81% compared to $20.43 billion for the same period in 2009. Balances for both periods exceeded minimum reserve requirements. The overall decreases reflected excess liquidity held by us in 2009 due to the then ongoing financial markets instability, as well as higher levels of customer deposits at that time.

Average securities purchased under resale agreements decreased 46%, from $4.75 billion for the second quarter of 2009 to $2.57 billion in the second quarter of 2010 and decreased 35%, or $1.41 billion, from $4.04 billion to $2.63 billion in the six-month comparison. These decreases were mainly due to lower customer demand.

Average trading account assets decreased $1.07 billion, or 86%, from $1.24 billion for the second quarter of 2009 to $170 million for the second quarter of 2010, and decreased $3.55 billion, or 96%, from the first six months of 2009 to $159 million in the first six months of 2010. The decrease in both periods was due to the absence of conduit asset-backed commercial paper purchased by us, which was eliminated for financial reporting purposes when the conduits were consolidated onto our balance sheet as described above.

Our average investment securities portfolio increased 26%, or $19.83 billion, from $75.48 billion for the second quarter of 2009 to approximately $95.31 billion for the second quarter of 2010, and increased $22.24 billion or 31% in the six-month comparison. The increases in both comparisons were due to the effect of the May 2009 conduit consolidation, the partial re-allocation of excess cash balances held at the Federal Reserve Bank

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

into higher-yielding investment securities as the financial markets stabilized, and significant improvement in the unrealized losses on our available-for-sale securities. During the first six months of 2010, we continued to execute our strategy of investing primarily in “AAA” and “AA” rated securities. Securities rated “AAA” and “AA” comprised approximately 82% of our investment securities portfolio (approximately 71% “AAA” rated) at June 30, 2010, compared to 80% “AAA” and “AA” rated (approximately 68% “AAA” rated) at June 30, 2009.

Loans and leases averaged $11.93 billion for the second quarter of 2010, up 27%, or $2.57 billion, from $9.37 billion for the second quarter of 2009 and $11.52 billion, up $2.63 billion, or 30%, from $8.89 billion in the six-month comparison. For both periods, the increases were primarily related to the structured asset-backed loans added in connection with the conduit consolidation, partially offset by lower levels of short-term liquidity required by U.S. customers. For the second quarter of 2010, approximately 27% of the average loan and lease portfolio, compared to 33% for the same period in 2009, was composed of U.S. and non-U.S. short-duration advances that provide liquidity to customers in support of their transaction flows. U.S. short-duration advances averaged approximately $1.94 billion for the second quarter of 2010, down 14% compared to $2.26 billion for the second quarter of 2009 and down $454 million, or 21%, in the six-month comparison. Non-U.S. short-duration advances increased 40% to $1.23 billion in the quarterly comparison, and 20% to $914 million in the six-month comparison, mainly due to activity associated with customers added in connection with the Intesa acquisition.

The lower average level of liquidity we provided to U.S. customers during the first six months of 2010 compared to the first six months of 2009 was primarily the result of a decrease in customer demand and not a reduction in credit availability from, or committed lines provided by, State Street. As transaction flows returned to levels more consistent with those experienced prior to late 2007, customer demand for short-term liquidity declined.

Average interest-bearing deposits increased $3.85 million, or 5%, from $71.55 billion for the second quarter of 2009 to $75.40 billion for the second quarter of 2010. For the six-month period, average interest-bearing deposits increased $2.40 billion, or 3%, to $71.58 billion. For both periods, the increases resulted from the deposits added in connection with the Intesa acquisition, partly offset by the return of customer deposits to more normalized levels compared to 2009.

Average other short-term borrowings decreased $3.04 billion, or 17%, to $14.94 billion for the second quarter of 2010 from the same period in 2009 and increased $924 million, or 6%, to $15.88 billion for the first six months of 2010 compared to the corresponding period in 2009. In the quarterly comparison, the decrease was due to the absence of borrowings under the Federal Reserve’s term auction facility, which is further discussed in the “Liquidity” section of this Management’s Discussion and Analysis. For the six-month period, the increase was primarily due to the addition of commercial paper in connection with the conduit consolidation, partly offset by lower borrowings under the term auction facility.

Average long-term debt increased $111 million, or 1%, to $8.76 billion for the second quarter of 2010 compared to the second quarter of 2009 and increased $1.88 billion, or 27%, to $8.80 billion in the six-month comparison. The increase in the quarterly comparison resulted from the issuance by State Street of $500 million of unsecured senior notes in May 2009, partly offset by the maturity of subordinated debt. The increase in the year-to-date comparison resulted from the issuance of an aggregate of approximately $4 billion of unsecured senior notes by State Street and State Street Bank in March 2009 under the FDIC’s Temporary Liquidity Guarantee Program, as well as the May unsecured senior note issuance, partly offset by the subordinated debt maturity.

Several factors could affect future levels of our net interest revenue and margin, including the mix of customer liabilities, actions of the various central banks, changes in U.S. and non-U.S. interest rates, the shapes of the various yield curves around the world and the amount of discount accretion generated by the investment securities added to

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

our consolidated balance sheet in connection with the conduit consolidation. In 2009, based on market conditions, we re-initiated our strategy of re-investing proceeds from amortizing and maturing securities into highly rated investment securities, such as U.S. Treasuries and federal agency mortgage-backed securities and asset-backed securities. The pace at which we continue to re-invest and the types of securities purchased will depend on market conditions over time. These factors and the level of interest rates worldwide are expected to dictate what effect the re-investment program will have on future levels of our net interest revenue and net interest margin.

Gains (Losses) Related to Investment Securities, Net

In connection with our ongoing management of the investment portfolio, we may, from time to time, sell securities to manage risk, to reduce our risk profile, to take advantage of favorable market conditions, or for other reasons. We recorded net realized gains of $3 million from sales of approximately $8 billion of available-for-sale securities in the second quarter of 2010, and $195 million from sales of approximately $14 billion of available-for-sale securities during the first six months of 2010, compared to net realized gains of $90 million and $119 million, respectively, in the 2009 periods. Of the $3 million in gains realized in the second quarter of 2010, none was related to sales of former conduit securities, and of the $195 million in gains realized, $110 million related to sales of former conduit securities in the first six months of 2010.

The aggregate unrealized losses on securities for which other-than-temporary impairment was recorded in the second quarter and first six months of 2010 were $240 million and $480 million, respectively. Of this total, $187 million and $330 million, respectively, related to factors other than credit, and were recorded, net of related taxes, as a component of other comprehensive income in our consolidated statement of condition. For the second quarter of 2010, we recorded the remaining $53 million (with $12 million related to former conduit securities) in our consolidated statement of income, compared to $64 million for the second quarter of 2009. For the first six months of 2010, we recorded the remaining $150 million (with $26 million related to former conduit securities) in our consolidated statement of income, compared to $77 million for the first six months of 2009.

For the second quarter and first six months of 2010, the substantial majority of the impairment losses was related to non-agency mortgage-backed securities, which management concluded would likely experience credit losses resulting from deterioration in financial performance of those securities during the period. The securities are reported as asset-backed securities in note 3 to the consolidated financial statements included in this Form 10-Q.

	Quarters Ended June 30,		Six Months Ended June 30,
(In millions)	2010	2009	2010	2009
Net gains from sales of available-for-sale securities	$3	$90	$195	$119
Losses from other-than-temporary impairment	(240)	(167)	(480)	(180)
Losses not related to credit(1)	187	103	330	103

Net impairment losses	(53)	(64)	(150)	(77)

Gains (Losses) related to investment securities, net	$(50)	$26	$45	$42

Impairment associated with expected credit losses	$(41)	$(64)	$(130)	$(77)
Impairment associated with adverse changes in timing of expected future cash flows	(12)	—	(20)	—

Net impairment losses	$(53)	$(64)	$(150)	$(77)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

(1)

Pursuant to new accounting standards adopted on April 1, 2009, these losses were not recorded in our consolidated statement of income, but were recognized as a component of other comprehensive income, net of related taxes, in our consolidated balance sheet; refer to the following discussion and to note 9 to the consolidated financial statements included in this Form 10-Q.

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

The accounting for other-than-temporary impairment was adopted by us, pursuant to new accounting standards, on April 1, 2009. Prior to that date, we recognized losses from other-than-temporary impairment of debt and equity securities for either a change in management’s intent to hold the securities or expected credit losses, and such impairment losses, which reflected the entire difference between the fair value and amortized cost basis of each individual security, were recorded in our consolidated statement of income.

Additional information about investment securities, the gross realized gains and losses that compose the net realized sale gains and our process to identify other-than-temporary impairment, is provided in note 3 to the consolidated financial statements included in this Form 10-Q.

PROVISION FOR LOAN LOSSES

We recorded provisions for loan losses of $10 million during the second quarter of 2010 and $25 million during the first six months of 2010, compared to $14 million during the second quarter of 2009 and $98 million during the first six months of 2009. The majority of the provision recorded in 2010 resulted from a revaluation of the collateral supporting the commercial real estate loans acquired in 2008 in connection with indemnified repurchase agreements with an affiliate of Lehman. These loans are expected to be repaid through the ultimate liquidation of the underlying collateral. The commercial real estate loans are reviewed on a quarterly basis, and any provisions for loan losses that are recorded reflect management’s current expectations with respect to future principal and interest cash flows from these loans, based on an assessment of economic conditions in the commercial real estate market and other factors. Future changes in expectations with respect to collection of principal and interest on these loans could result in additional provisions for loan losses.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

EXPENSES

	Quarters Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2010	2009	% Change	2010	2009	% Change
Salaries and employee benefits	$849	$696	22%	$1,732	$1,427	21%
Information systems and communications	174	167	4	341	328	4
Transaction processing services	164	146	12	317	277	14
Occupancy	116	121	(4)	234	242	(3)
Securities lending charge	414	—		414	—
Other:
Merger and integration costs	41	12	242	54	29	86
Professional services	85	73	16	166	108	54
Amortization of other intangible assets	46	34	35	80	68	18
Regulator fees and assessments	15	40	(63)	26	52	(50)
Securities processing	(14)	20	(170)	44	19	132
Other	54	55	(2)	115	118	(3)

Total other	227	234	(3)	485	394	23

Total expenses	$1,944	$1,364	43	$3,523	$2,668	32

Number of employees at quarter end	28,925	26,950

Salaries and employee benefits expenses increased in the second-quarter and six-month comparisons, primarily from the effect of our reinstatement of cash incentive compensation accruals, as well as higher benefits requirements in payroll taxes. These increases also reflected expenses added in connection with the Intesa and MIFA acquisitions. During the first six months of 2009, we did not accrue for cash incentive compensation as a component of our plan to increase our tangible common equity.

Information systems and communications expense for the second quarter and first six months of 2010 reflected slightly higher levels of spending on telecommunications hardware and software for our global infrastructure. The increase in transaction processing services expense resulted from higher external contract services costs, as well as higher levels of sub-custody expenses.

As previously reported, on June 30, 2010, we recorded an aggregate pre-tax charge of $414 million, which included $9 million of associated legal costs, to provide for a one-time cash contribution to the cash collateral pools underlying the SSgA lending funds, and to establish a reserve to address potential inconsistencies in our implementation of withdrawal restrictions applicable to the collateral pools underlying our agency lending program.

The $330 million one-time cash contribution to the collateral pools underlying the SSgA lending funds reflected the cost to us to bring the net asset value per unit of such collateral pools to $1.00 on June 30, 2010. Our decision with respect to the one-time cash contribution was based on many factors, including our assessment with respect to previously disclosed asserted and unasserted claims and our evaluation of the ultimate resolution of such claims, as well as the effect of the redemption restrictions originally imposed by SSgA on the lending funds. The contribution was not the result of any obligation by State Street to support the SSgA lending funds or the underlying collateral pools. State Street has no obligation to provide cash or other support to the SSgA lending funds or the collateral pools underlying the SSgA lending funds at any future date, and has no intention to

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

provide any such support associated with realized or unrealized losses in the collateral pools that may arise in the future. As a result of this contribution, SSgA plans to remove the redemption restrictions from these SSgA lending funds in August 2010.

The aggregate charge also included the accrual of a reserve of $75 million to address potential inconsistencies in connection with our implementation of the withdrawal restrictions applicable to the cash collateral pools underlying our agency lending program. This charge was based on the results of a review of our implementation of the withdrawal restrictions with respect to participants in the agency lending collateral pools, and our assessment of the amount required to compensate clients for the dilutive effect of redemptions which may not have been consistent with the intent of the policy.

Other expenses decreased slightly in the second quarter of 2010 compared to the second quarter of 2009, mainly due to lower securities processing costs and lower FDIC expenses, partly offset by merger and integration costs primarily related to the Intesa and MIFA acquisitions. In the six-month comparison, other expenses increased, primarily as a result of higher levels of costs related to professional services and securities processing. The increase in professional services costs resulted partly from an increase in legal fees. Securities processing costs were higher for the first six months of 2010 compared to the 2009 period mainly because of the prior year’s unusually low level of costs.

Income Tax Expense

We recorded an income tax benefit of $82 million for the second quarter of 2010, compared to income tax expense of $242 million for the second quarter of 2009. For the first six months of 2010, income tax expense was $125 million, compared to $380 million for the corresponding 2009 period. Our effective tax rates for the second quarter and first six months of 2010 were (23.4)% and 11.9%, compared to 32.6% and 28.0% for the second quarter and first six months of 2009, respectively. Our effective tax rate for the second quarter of 2010 resulted from a discrete tax benefit of $180 million generated by the restructuring of former non-U.S. conduit assets. Excluding the tax benefit, the effective tax rates for the second quarter and first six months of 2010 would have been 28% and 29%, respectively.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

The following is a summary of our line of business results. The amounts presented in the “Other” column for 2010 represent merger and integration costs recorded in connection with acquisitions. The amounts presented in the “Other” column for 2009 represent merger and integration costs recorded in connection with our acquisition of Investors Financial, and, for the six months ended June 30, 2009, also include net interest revenue earned in connection with our participation in the AMLF. The amounts presented in both “Other” columns were not allocated to State Street’s business lines.

	For the Quarter Ended June 30,
	Investment Servicing		Investment Management		Other		Total
(Dollars in millions, except where otherwise noted)	2010	2009	2010	2009	2010	2009	2010	2009
Fee revenue:
Servicing fees	$957	$795					$957	$795
Management fees	—	—	$217	$193			217	193
Trading services	326	310	—	—			326	310
Securities finance	84	133	25	68			109	201
Processing fees and other	63	(10)	24	27			87	17

Total fee revenue	1,430	1,228	266	288			1,696	1,516
Net interest revenue	641	562	17	18			658	580
Gains (Losses) related to investment securities, net	(50)	26	—	—			(50)	26

Total revenue	2,021	1,816	283	306			2,304	2,122
Provision for loan losses	10	14	—	—			10	14
Expenses from operations	1,276	1,152	213	200			1,489	1,352
Securities lending charge	75	—	339	—			414	—
Merger and integration costs	—	—	—	—	$41	$12	41	12

Total expenses	1,351	1,152	552	200	41	12	1,944	1,364

Income (Loss) from continuing operations before income taxes	$660	$650	$(269)	$106	$(41)	$(12)	$350	$744

Pre-tax margin	33%	36%	(95)%	35%
Average assets (in billions)	$147.1	$147.9	$3.9	$3.5			$151.0	$151.4

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

	For the Six Months Ended June 30,
	Investment Servicing		Investment Management		Other		Total
(Dollars in millions, except where otherwise noted)	2010	2009	2010	2009	2010	2009	2010	2009
Fee revenue:
Servicing fees	$1,837	$1,561					$1,837	$1,561
Management fees	—	—	$443	$374			443	374
Trading services	568	555	—	—			568	555
Securities finance	142	258	39	124			181	382
Processing fees and other	153	23	54	43			207	66

Total fee revenue	2,700	2,397	536	541			3,236	2,938
Net interest revenue	1,288	1,103	31	34		$7	1,319	1,144
Gains related to investment securities, net	45	42	—	—		—	45	42

Total revenue	4,033	3,542	567	575		7	4,600	4,124
Provision for loan losses	25	98	—	—		—	25	98
Expenses from operations	2,610	2,291	445	348		—	3,055	2,639
Securities lending charge	75	—	339	—		—	414	—
Merger and integration costs	—	—	—	—	$54	29	54	29

Total expenses	2,685	2,291	784	348	54	29	3,523	2,668

Income (Loss) from continuing operations before income taxes	$1,323	$1,153	$(217)	$227	$(54)	$(22)	$1,052	$1,358

Pre-tax margin	33%	33%	(38)%	39%
Average assets (in billions)	$143.0	$144.6	$4.0	$3.2			$147.0	$147.8

Investment Servicing

Total revenue for the second quarter of 2010 increased 11% compared to the second quarter of 2009, and 14% in the six-month comparison. Total fee revenue in the same comparisons increased 16% and 13%, respectively, with increases attributable to growth in servicing fees and processing fees and other revenue. The growth in servicing fees was due to the effect of new business on current-period revenue, as well as increases in daily average equity market valuations and the addition of servicing fee revenue from the Intesa and MIFA acquisitions. Processing fees and other revenue for the second quarter of 2010 increased compared to the second quarter of 2009 and in the six-month comparison, with both increases primarily the result of higher net revenue from structured products and higher levels of other service fees. The increases were offset by a decline in securities finance revenue in both the quarterly and six-month comparisons, primarily due to lower spreads across all lending programs.

Servicing fees, trading services revenue and gains (losses) related to investment securities, net, for our Investment Servicing business line are identical to the respective consolidated results. Refer to the “Servicing Fees,” “Trading Services” and “Gains (Losses) Related to Investment Securities, Net” sections under “Consolidated Results of Operations—Total Revenue” in this Management’s Discussion and Analysis for a more in-depth discussion. A discussion of processing fees and other revenue is provided under “Processing Fees and Other” in the “Total Revenue” section.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Net interest revenue for the second quarter of 2010 increased 14% compared to the second quarter of 2009, and 17% for the first six months of 2010 compared to the corresponding 2009 period, with both increases generally due to higher levels of discount accretion associated with former conduit assets, which accretion is discussed more fully in the foregoing “Total Revenue—Net Interest Revenue” section of this Management’s Discussion and Analysis. A portion of consolidated net interest revenue is recorded in our Investment Management business line based on the volume of customer liabilities attributable to that business.

Total expenses from operations increased 11% for the second quarter and 14% for the first six months of 2010 compared to the corresponding periods in 2009, primarily due to the effect of our reinstatement of cash incentive compensation accruals. During the first six months of 2009, we did not accrue for cash incentive compensation as a component of our plan to increase our tangible common equity.

Investment Management

Total revenue for the second quarter of 2010 decreased 8% compared to the second quarter of 2009, and 1% for the first six months of 2010 compared to the first six months of 2009.

With respect to management fees, which are generated by SSgA, the 12% and 18% increases in the second-quarter and six-month comparisons, respectively, resulted primarily from the effect of increases in average month-end equity market valuations and the effect of new business on current-period revenue. Management fees for the Investment Management business line are identical to the respective consolidated results. Refer to the “Fee Revenue—Management Fees” section under “Total Revenue” in this Management’s Discussion and Analysis for a more-in depth discussion.

Total expenses from operations for the second quarter and first six months of 2010 increased compared to the 2009 periods, with both increases primarily attributable to increases in professional services costs.

The SSgA lending funds, which are described in the “Consolidated Results of Operations – Total Revenue—Securities Finance” section of this Management’s Discussion and Analysis, continue to invest in the underlying cash collateral pools, which are also managed by SSgA. Since the beginning of the disruption in the fixed-income securities markets in mid-2007, and prior to June 30, 2010, the transaction value used for participant purchase and redemption activity ($1.00 per unit) has been greater than the fair value of the collateral pools’ assets. Since 2008, in response to the effect of this disruption on the liquidity of certain assets held by the cash collateral pools underlying these funds, the SSgA lending funds had imposed restrictions on participant redemptions.

Although the SSgA lending funds continued to transact purchase and redemption orders based upon the transaction value of the collateral pools of $1.00 per unit, the net asset value of the collateral pools determined in accordance with GAAP was less than $1.00 per unit. We continued this practice for a number of reasons, including the fact that none of the securities in the cash collateral pools were then in default or considered to be materially impaired, and the existence of the redemption restrictions which, absent a significant reduction in the lending program, would have permitted the securities in the collateral pools to be held until they recovered to their par value.

As previously reported, on June 30, 2010, we made a one-time cash contribution of $330 million to the collateral pools underlying the SSgA lending funds, and we plan to remove the redemption restrictions from those funds in August 2010. The cash contribution was equal to the aggregate excess of the amortized cost of the collateral pools’ assets over their fair value on the date of the payment. The cash contribution, combined with continuing improvement in market conditions during 2010, is expected to enable SSgA to remove the redemption

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

restrictions from the pools in August 2010. On June 30, 2010, subsequent to the cash contribution, the net asset value per unit of the collateral pools, based on the fair value of the underlying assets, was equal to $1.00. SSgA will not have an ongoing interest in the lending funds as a result of the cash contribution. Specifically, the increase in fund liquidity will benefit the third-party investors in the funds.

Our decision with respect to the cash contribution was based on many factors, including our assessment relative to previously disclosed asserted and unasserted claims and our evaluation of the ultimate resolution of such claims, as well as the effect of the redemption restrictions originally imposed by SSgA on the lending funds. The contribution was not the result of any obligation by State Street to support the SSgA lending funds or the underlying collateral pools. State Street has no obligation to provide cash or other support to the SSgA lending fund or the collateral pools underlying the SSgA lending funds at any future date, and has no intention to provide any such support associated with realized or unrealized losses in the collateral pools that may arise in the future.

FINANCIAL CONDITION

The structure of our consolidated statement of condition is primarily driven by the liabilities generated by our core Investment Servicing and Investment Management businesses. As our clients execute their worldwide cash management and investment activities, they use short-term investments and deposits that constitute the majority of our liabilities. These liabilities are generally in the form of non-interest-bearing demand deposits; interest-bearing transaction account deposits, which are denominated in a variety of currencies; and repurchase agreements, which generally serve as short-term investment alternatives for our clients.

Our clients’ needs and our operating objectives determine the volume, mix and currency denomination of our consolidated balance sheet. Deposits and other liabilities generated by client activities are invested in assets that generally match the liquidity and interest-rate characteristics of the liabilities. As a result, our assets consist primarily of securities held in our available-for-sale or held-to-maturity portfolios and short-term money-market instruments, such as interest-bearing deposits, federal funds sold and securities purchased under resale agreements. The actual mix of assets is determined by the characteristics of the customer liabilities and our desire to maintain a well-diversified portfolio of high-quality assets. The management of our consolidated balance sheet structure is conducted within specific Board-approved policies for interest-rate risk, credit risk and liquidity.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

	For the Six Months Ended June 30,
(In millions)	2010 Average Balance	2009 Average Balance
Assets:
Interest-bearing deposits with banks	$12,230	$31,097
Securities purchased under resale agreements	2,630	4,041
Federal funds sold	1	126
Trading account assets	159	3,704
Investment securities	95,065	72,821
Investment securities purchased under AMLF(1)	—	1,770
Loans and leases	11,521	8,894
Other interest-earning assets	1,085	1,526

Total interest-earning assets	122,691	123,979
Cash and due from banks	2,393	2,506
Other assets	21,913	21,356

Total assets	$146,997	$147,841

Liabilities and shareholders’ equity:
Interest-bearing deposits:
U.S.	$8,130	$9,302
Non-U.S.	63,453	59,880

Total interest-bearing deposits	71,583	69,182
Securities sold under repurchase agreements	8,441	11,653
Federal funds purchased	1,730	731
Short-term borrowings under AMLF(1)	—	1,760
Other short-term borrowings	15,883	14,959
Long-term debt	8,797	6,917
Other interest-bearing liabilities	721	1,265

Total interest-bearing liabilities	107,155	106,467
Non-interest-bearing deposits	13,285	18,035
Other liabilities	11,183	10,170
Shareholders’ equity	15,374	13,169

Total liabilities and shareholders’ equity	$146,997	$147,841

(1)	Amounts represent averages of asset-backed commercial paper purchases and associated borrowings in connection with our participation in the AMLF. The AMLF expired in February 2010.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Investment Securities

The carrying values of investment securities by type were as follows as of period end:

(In millions)	June 30, 2010	December 31, 2009
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$9,353	$11,162
Mortgage-backed securities	20,009	14,936
Asset-backed securities:
Student loans(1)	13,768	11,928
Credit cards	6,793	6,607
Sub-prime	3,145	3,197
Other	2,751	2,797

Total asset-backed	26,457	24,529

Non-U.S. debt securities	11,455	10,311
State and political subdivisions	6,285	5,937
Collateralized mortgage obligations	3,003	2,409
Other U.S. debt securities	2,502	2,234
U.S. equity securities	794	1,098
Non-U.S. equity securities	78	83

Total	$79,936	$72,699

Held to maturity:
U.S. Treasury and federal agencies:
Direct obligations	$500	$500
Mortgage-backed securities	513	620
Asset-backed securities:
Credit cards	—	20
Other	216	447

Total asset-backed	216	467

Non-U.S. debt securities	9,166	10,822
State and political subdivisions	155	206
Collateralized mortgage obligations	7,616	8,262

Total	$18,166	$20,877

(1)	Substantially composed of securities guaranteed by the federal government with respect to the payment of principal and interest.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

We manage our investment securities portfolio to align with interest-rate and duration characteristics of our customer liabilities and in the context of our overall consolidated balance sheet structure, which is maintained within internally approved risk limits, and in consideration of the global interest-rate environment. We consider a well-diversified, high-credit quality investment securities portfolio to be an important element in the management of our consolidated balance sheet. The portfolio continues to be concentrated in securities with high credit quality, with approximately 82% of the carrying value of the portfolio “AAA” or “AA” rated. The percentages of the carrying value of the investment securities portfolio by external credit rating were as follows as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
AAA(1)	71%	69%
AA	11	11
A	6	7
BBB	3	4
Below BBB	9	8
Non-rated	—	1

	100%	100%

(1)	Includes U.S. Treasury securities.

The investment portfolio of approximately 9,925 securities is also diversified with respect to asset class. Approximately 73% of the carrying value of the portfolio is composed of mortgage-backed and asset-backed securities. The largely floating-rate asset-backed portfolio consists primarily of credit card- and student loan-backed securities. Mortgage-backed securities are split between securities of Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and U.S. and non-U.S. large-issuer collateralized mortgage obligations.

Certain asset-backed and municipal (state and political subdivisions) securities have the benefit of third-party guarantees from financial guaranty insurance companies. The aggregate amortized cost of securities with underlying guarantees was approximately $4.71 billion at June 30, 2010 and $4.96 billion at December 31, 2009. Asset-backed securities comprised approximately $826 million of the total at June 30, 2010, of which approximately $215 million are currently drawing on the underlying guarantees in order to make contractual principal and interest payments to State Street. In these cases, the performance of the underlying security is highly dependent on the performance of the guarantor. Of the $215 million currently drawing on the guarantees, approximately 52% is supported by guarantors rated below investment grade or not rated.

In assessing other-than-temporary impairment, we may from time to time place reliance on support from third-party financial guarantors for certain asset-backed and municipal (state and political subdivisions) securities. Factors taken into consideration when determining the level of support include the guarantor’s credit rating and management’s assessment of the guarantor’s financial condition. For those companies deemed to be under financial duress, we assume an immediate default by those guarantors (commensurate with our prior assumption of a January 1, 2010 default), with a modest recovery of claimed amounts (up to 20%). In addition, for various forms of collateralized securities, management considers the liquidation value of the underlying collateral based on expected housing prices and other relevant factors.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Impairment

Net unrealized losses on securities available for sale were as follows as of June 30, 2010 and December 31, 2009:

(In millions)	June 30, 2010	December 31, 2009
Fair value	$79,936	$72,699
Amortized cost	80,685	74,843

Net unrealized loss, pre-tax	$(749)	$(2,144)

Net unrealized loss, after-tax	$(459)	$(1,316)

The net unrealized loss amounts excluded the remaining net unrealized loss of $701 million, or $447 million after-tax, and $1.01 billion, or $635 million after-tax, respectively, as of June 30, 2010 and December 31, 2009, related to reclassifications of securities available for sale to securities held to maturity. These after-tax amounts were also recorded in other comprehensive income. The decline in the remaining after-tax unrealized loss on transferred securities resulted from amortization and from the recognition of losses from other-than-temporary impairment on certain of the securities.

We conduct periodic reviews of individual securities to assess whether other-than-temporary impairment exists. To the extent that other-than-temporary impairment is identified, the impairment is separated into a credit component and a non-credit component. The credit component is recorded in our consolidated statement of income, and the non-credit component is recorded, net of related taxes, in other comprehensive income as long as management does not intend to sell the security.

The assessment of other-than-temporary impairment involves an evaluation of economic and security-specific factors, which are more fully described in note 3 to the consolidated financial statements included in this Form 10-Q. Such factors are based upon estimates, derived by management, which contemplate current market conditions and security-specific performance. To the extent that market conditions are worse than management’s expectations, other-than-temporary impairment could increase, in particular the credit component that would be recorded in our consolidated statement of income.

Generally, indices that measure trends in national housing prices are published in arrears. As of December 31, 2009, national housing prices, according to the Case-Shiller National Home Price Index, had declined by approximately 28% peak-to-current. Through March 31, 2010, there was a deterioration of approximately 1% resulting in a peak-to-current decline of approximately 29%. Despite increased stabilization in housing prices, management’s base assumption is that by year-end 2010, the peak-to-current housing price decline will be 34% to 39%.

During the second quarter of 2010, management’s expectations with respect to potential losses worsened, primarily due to mortgage collateral, rising delinquencies (primarily greater than 60 days) and the above-mentioned expectations with respect to housing price declines. As a result, in the second quarter of 2010, we recognized $53 million of other-than-temporary impairment. Our investment portfolio continues to be sensitive to management’s estimates of defaults and prepayment speeds. Ultimately, other-than-temporary impairment is based on specific cusip-level detailed analysis of the unique characteristics of each security. In addition we perform sensitivity analysis across each significant product type within the non-agency U.S. residential mortgage-backed portfolio. For example, as it relates to our U.S. non-agency prime and “Alt-A” residential

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

mortgage-backed portfolios, if we were to increase default estimates to 110% of management’s current expectations with a corresponding 10% slowdown of prepayment speeds to 90% of management’s current expectations, we estimate that other-than-temporary impairment on these securities related to credit would increase by approximately $40 million to $70 million, which impairment would be recorded in our consolidated statement of income. As it relates to our U.S. sub-prime asset-backed portfolio, if we were to increase default estimates to 110% of management’s current expectations with a corresponding 10% slowdown of prepayment speeds to 90% of management’s current expectations, we estimate that other-than-temporary impairment related to credit would increase by approximately $20 million to $50 million.

The foregoing sensitivity estimates are based on a number of factors, including, but not limited to, the level of housing prices and the timing of defaults. To the extent that such factors differ substantially from management’s current expectations, resulting loss estimates may differ materially from those stated. Excluding the securities for which other-than-temporary impairment was recorded, management considers the aggregate decline in fair value of the remaining securities and the resulting net unrealized losses to be temporary and not the result of any material changes in the credit characteristics of the securities. Additional information about our assessment of impairment is provided in note 3 to the consolidated financial statements included in this Form 10-Q.

Loans and Lease Financing

(In millions)	June 30, 2010	December 31, 2009
Commercial and financial:
Institutional and corporate:
U.S.	$3,995	$3,938
Non-U.S.	113	100
Securities settlement:
U.S.	2,065	1,614
Non-U.S.	1,362	458
Commercial real estate:
U.S.	615	600

Total commercial and financial	8,150	6,710

Purchased receivables:
U.S.	787	786
Non-U.S.	1,369	1,596
Lease financing:
U.S.	411	408
Non-U.S.	1,072	1,308

Total loans	11,789	10,808
Less allowance for loan losses	(102)	(79)

Net loans	$11,687	$10,729

Institutional and corporate balances primarily represented short-term extensions of credit pursuant to lending facilities with fund customers, as well as insurance, corporate and other borrowers. Securities settlement balances were composed of short-duration advances to our customers to provide liquidity in support of their

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

transaction flows associated with securities settlement activities. The purchased receivables were structured asset-backed loans added in connection with the May 2009 conduit consolidation, and represent undivided interests in securitized pools of underlying third-party receivables.

The commercial real estate loans were acquired in 2008 pursuant to indemnified repurchase agreements with an affiliate of Lehman. These loans, which are primarily collateralized by direct and indirect interests in commercial real estate, were recorded at their then-current fair value, based on management’s expectations with respect to future collection of principal and interest using appropriate market discount rates as of the date of acquisition. This acquired loan portfolio is accounted for under the provisions of ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (formerly AICPA Statement of Position No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer). The provisions of ASC Topic 310-30 require management to periodically estimate the loans’ expected future cash flows, and if the timing and amount of cash flows expected to be collected can be reasonably estimated, these cash flows are used to record interest revenue on the loans. If the loans’ expected future cash flows increase, the increase is recorded over the remaining terms of the loans as an increase to the loans’ yield. If expected future cash flows decrease, an allowance for loan losses is established and the accretable yield on the loans is maintained. In accordance with ASC Topic 310-30 and our accounting policy with respect to non-accrual loans, we would place these acquired commercial real estate loans on non-accrual status in the future if and when we were unable to reasonably estimate their expected future cash flows.

As a result of a settlement related to the indemnified repurchase agreements, we acquired an additional commercial real estate loan during the second quarter of 2010, which was recorded at its then fair value of $16 million. This loan, prior to acquisition, had been performing in accordance with its contractual terms and had no evidence of credit deterioration as of the acquisition date, and accordingly is not accounted for under the above-described provisions of ASC Topic 310-30.

At June 30, 2010, approximately $144 million of the above-described commercial real estate loans had been placed by management on non-accrual status, as the yield associated with certain of the loans, determined when the loans were acquired, was deemed to be non-accretable. This determination was based on management’s expectations of the future collection of principal and interest from the loans. Future changes in expectations with respect to collection of principal and interest on these loans could result in additional non-accrual loans and provisions for loan losses.

The following table presents activity in the allowance for loan losses for the periods indicated:

	Quarters Ended June 30,		Six Months Ended June 30,
(In millions)	2010	2009	2010	2009
Beginning balance	$91	$94	$79	$18
Provision for loan losses:
Commercial real estate loans	10	14	20	98
Other	—	—	5	—
Charge-offs:
Commercial real estate loans	—	—	(3)	(8)
Other	1	—	1	—

Total	$102	$108	$102	$108

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

The majority of the provision for loan losses recorded in 2010 related to commercial real estate loans primarily resulted from a revaluation of the collateral supporting the commercial real estate loans acquired in 2008. These loans are expected to be repaid through the ultimate liquidation of the underlying collateral. The commercial real estate loans are reviewed on a quarterly basis, and any provisions for loan losses that are recorded reflect management’s current expectations with respect to future principal and interest cash flows from these loans, based on an assessment of economic conditions in the commercial real estate market and other factors. The charge-offs for the six months ended June 30, 2010 primarily related to the commercial real estate loans, as management considered certain of these loans no longer collectible.

Capital

The management of both regulatory and economic capital involves key metrics evaluated by management to assess whether our actual level of capital is commensurate with our risk profile, is in compliance with all regulatory requirements, and is sufficient to provide us with the financial flexibility to undertake future strategic business initiatives.

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

At June 30, 2010, State Street and State Street Bank met all capital adequacy requirements to which they were subject. Regulatory capital amounts and ratios at June 30, 2010, and December 31, 2009 are presented in the table below.

	Regulatory Guidelines(1)		State Street		State Street Bank
(Dollars in millions)	Minimum	Well Capitalized	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
Tier 1 risk-based capital ratio	4%	6%	15.1%	17.7%	15.0%	17.3%
Total risk-based capital ratio	8	10	16.4	19.1	16.6	19.0
Tier 1 leverage ratio	4	5	7.8	8.5	7.7	8.2
Tier 1 risk-based capital			$11,107	$12,005	$10,726	$11,378
Total risk-based capital			12,075	12,961	11,851	12,482
Adjusted risk-weighted assets and market-risk equivalents:
Balance sheet risk-weighted assets			$57,633	$56,780	$55,722	$54,832
Off-balance sheet equivalent risk-weighted assets			14,875	10,159	14,876	10,159
Market-risk equivalents			1,024	752	972	703

Total			$73,532	$67,691	$71,570	$65,694

Adjusted quarterly average assets			$142,624	$140,978	$139,991	$138,914

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

At June 30, 2010, State Street’s and State Street Bank’s regulatory capital ratios decreased compared to year-end 2009. The decreases in the risk-based ratios were primarily the result of the reduction of capital related to the goodwill and other intangible assets recorded in connection with the Intesa and MIFA acquisitions in the second quarter of 2010. In addition, higher levels of foreign exchange derivative activity increased total risk-weighted assets. At June 30, 2010, regulatory capital ratios for State Street and State Street Bank exceeded the regulatory minimum and well-capitalized thresholds.

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

Prior to full implementation of the Basel II framework, State Street is required to complete a defined qualification period, during which it must demonstrate that it complies with the related regulatory requirements to the satisfaction of the Federal Reserve, its and State Street Bank’s primary U.S. banking regulator. The U.S. implementation time frame consists of the qualification period, followed by a minimum transition period of three years. During the transition period, Basel II risk-based capital requirements cannot fall below certain floors based on current Basel I requirements. State Street is currently in the qualification period, and expects to be in compliance with all relevant Basel II requirements within the established time frames.

The Basel Committee published two consultative documents, “Strengthening the Resilience of the Banking Sector” and “International Framework for Liquidity Risk Measurement, Standards and Monitoring” in

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

December 2009, which presented proposals to strengthen the global capital and liquidity regulations. State Street, along with several other international banks, provided comments on these consultative documents to the Basel Committee in April 2010. The Basel Committee has stated that it intends to utilize these comments to fully calibrate the proposed enhancements by the end of 2010.

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

Liquidity

The objective of liquidity management is to ensure that we have the ability to meet our financial obligations in a timely and cost-effective manner, and that we maintain sufficient flexibility to fund strategic corporate initiatives as they arise. Effective management of liquidity involves assessing the potential mismatch between the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

future cash needs of our clients and our available sources of cash under normal and adverse economic and business conditions. Significant uses of liquidity, described more fully below, consist primarily of meeting deposit withdrawals and funding outstanding commitments to extend credit or to purchase securities as they are drawn upon. Liquidity is provided by the maintenance of broad access to the global capital markets and by our consolidated balance sheet asset structure.

Sources of liquidity come from two primary areas: access to the global capital markets and liquid assets carried on our consolidated balance sheet. Our ability to source incremental funding at reasonable rates of interest from wholesale investors in the capital markets is the first source of liquidity we would access to accommodate the uses of liquidity described below. On-balance sheet liquid assets are also an integral component of our liquidity management strategy. These assets provide liquidity through maturities of the assets, but more importantly, they provide us with the ability to raise funds by pledging the securities as collateral for borrowings or through outright sales. Each of these sources of liquidity is used in the management of daily cash needs and is available in a crisis scenario should we need to accommodate potential large, unexpected demand for funds.

Uses of liquidity result from the following: withdrawals of unsecured client deposits; draw-downs on unfunded commitments to extend credit or to purchase securities, generally provided through lines of credit; and short-duration advance facilities. Client deposits are generated largely from our investment servicing activities, and are invested in a combination of term investment securities and short-term money market assets whose mix is determined by the characteristics of the deposits. Most of the client deposits are payable upon demand or are short-term in nature, which means that withdrawals can potentially occur quickly and in large amounts. Similarly, clients can request disbursement of funds under commitments to extend credit, or can overdraw deposit accounts rapidly and in large volumes. In addition, a large volume of unanticipated funding requirements, such as large draw-downs of existing lines of credit, could require additional liquidity.

Material risks to sources of short-term liquidity could include, among other things, adverse changes in the perception in the financial markets of our financial condition or liquidity needs, and downgrades by major independent credit rating agencies of our deposits and our debt securities, which would restrict our ability to access the capital markets and could lead to withdrawals of unsecured deposits by our clients.

In managing our liquidity, we have issued term wholesale certificates of deposit and invested those funds in short-term money market assets which are recorded in our consolidated balance sheet and would be available to meet cash needs. At June 30, 2010, this wholesale portfolio totaled $10.07 billion, compared to $5.74 billion at December 31, 2009. In connection with our management of liquidity where we seek to maintain access to sources of back-up liquidity at reasonable costs, we have participated in the Federal Reserve’s secured lending program available to financial institutions, referred to as the term auction facility, or TAF. State Street Bank terminated its participation in the TAF in February 2010, and consequently had no TAF balance outstanding at June 30, 2010, compared to $2.0 billion at December 31, 2009. Since then, the Federal Reserve has terminated the TAF program. The highest TAF balance outstanding during the first six months of 2010 for State Street Bank was $2.0 billion, compared to $10.0 billion during the year ended December 31, 2009. The average TAF balance outstanding for the first six months of 2010 for State Street Bank was approximately $430 million, compared to an average TAF balance of approximately $4.9 billion for the year ended December 31, 2009.

In addition to these funding sources, at June 30, 2010, asset-backed commercial paper issued to third parties by the former conduits, which were consolidated into our financial statements in May 2009, totaled approximately $9.25 billion, compared to $12.07 billion at December 31, 2009. We continue to market the conduit commercial paper program to investors in order to fund the remaining former conduit assets.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

While maintenance of our high investment-grade credit rating is of primary importance to our liquidity management program, on-balance sheet liquid assets represent significant liquidity that we can directly control, and provide a source of cash in the form of principal maturities and the ability to borrow from the capital markets using our securities as collateral. Our liquid assets consist primarily of cash balances at central banks in excess of regulatory requirements and other short-term liquid assets, such as federal funds sold and interest-bearing deposits with banks, the latter of which are multicurrency instruments invested with major multinational banks; and high-quality, marketable investment securities not already pledged, which generally are more liquid than other types of assets and can be sold or borrowed against to generate cash quickly. At June 30, 2010, the value of our liquid assets, as defined, totaled $79.75 billion, compared to $75.98 billion as of December 31, 2009. Due to the unusual size and volatile nature of our quarter-end client deposits, we maintained approximately $14.77 billion at central banks on June 30, 2010, compared to $22.45 at December 31, 2009, both in excess of regulatory required minimums.

Aggregate investment securities carried at $47.39 billion as of June 30, 2010, compared to $40.96 billion as of December 31, 2009, were designated as pledged for public and trust deposits, borrowed funds and for other purposes as provided by law, and are excluded from the liquid assets calculation, unless pledged to the Federal Reserve Bank of Boston or internally between State Street affiliates. Liquid assets included securities pledged to the Federal Reserve Bank of Boston to secure State Street Bank’s ability to borrow from their discount window should the need arise. This access to primary credit is an important source of back-up liquidity for State Street Bank. As of June 30, 2010, State Street Bank had no outstanding primary credit borrowings from the discount window.

Based upon our level of liquid assets and our ability to access the capital markets for additional funding when necessary, including our ability to issue debt and equity securities under our current universal shelf registration, management considers overall liquidity at June 30, 2010 to be sufficient to meet State Street’s current commitments and business needs, including supporting the liquidity of the commercial paper conduits and accommodating the transaction and cash management needs of our clients.

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

We currently maintain a corporate commercial paper program, unrelated to the former conduits asset-backed commercial paper program, under which we can issue up to $3 billion with original maturities of up to 270 days from the date of issue. At June 30, 2010, we had $2.83 billion of commercial paper outstanding, compared to $2.78 billion at December 31, 2009. Corporate commercial paper issuances are recorded in other short-term borrowings in our consolidated statement of condition.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

State Street Bank currently has Board authority to issue bank notes up to an aggregate of $5 billion, and up to $1 billion of subordinated bank notes. As of June 30, 2010, State Street Bank’s outstanding unsecured senior notes, issued pursuant to the aforementioned Board authority, totaled $2.45 billion. These notes are guaranteed pursuant to the FDIC’s Temporary Liquidity Guarantee Program.

State Street Bank currently maintains a line of credit with a financial institution of CAD $800 million, or approximately $752 million, as of June 30, 2010, to support its Canadian securities processing operations. The line of credit has no stated termination date and is cancelable by either party with prior notice. As of June 30, 2010, no balance was outstanding on this line of credit.

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

We have a disciplined approach to risk management that involves all levels of management. The Board, through its Risk and Capital Committee, provides extensive review and oversight of our overall risk management programs, including the approval of key risk management policies and the periodic review of State Street’s “Risk Appetite Statement,” which is an integral part of our overall Internal Capital Adequacy Assessment Process, or ICAAP. The Risk Appetite Statement outlines the quantitative limits and qualitative goals that define and constrain our risk appetite and defines responsibilities for measuring and monitoring risk against limits, which are reported regularly to the Board. In addition, State Street utilizes a variety of key risk indicators to monitor risk on a more granular level. Enterprise Risk Management, or ERM, a dedicated corporate group, provides oversight, support and coordination across business units and is responsible for the formulation and maintenance of enterprise-wide risk management policies and guidelines. In addition, ERM establishes and reviews approved limits and, in collaboration with business line management, monitors key risks. The Chief Risk Officer meets regularly with the Board or its Risk and Capital Committee, as appropriate, and has the authority to escalate issues as necessary.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

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

We primarily engage in trading and investment activities to serve our clients’ needs and to contribute to our overall corporate earnings and liquidity. In the conduct of these activities, we are subject to, and assume, market risk. The level of market risk that we assume is a function of our overall objectives and liquidity needs, client requirements and market volatility. Interest-rate risk, a component of market risk, is more thoroughly discussed in the “Asset and Liability Management” portion of this “Market Risk” section.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Our clients use derivatives to manage the financial risks associated with their investment goals and business activities. With the growth of cross-border investing, clients have an increasing need for foreign exchange forward contracts to convert currency for international investments and to manage the currency risk in their international investment portfolios. As an active participant in the foreign exchange markets, we provide foreign exchange forward contracts and options in support of these client needs.

As part of our trading activities, we assume positions in the foreign exchange and interest-rate markets by buying and selling cash instruments and using derivatives, including foreign exchange forward contracts, foreign exchange and interest-rate options and interest-rate swaps. As of June 30, 2010, the aggregate notional amount of these derivatives was $723.64 billion, of which $663.44 billion was foreign exchange forward and spot contracts. In the aggregate, we seek to closely match long and short foreign exchange forward positions to minimize currency and interest-rate risk. All foreign exchange contracts are valued daily at current market rates. Additional information about trading derivatives is provided in note 11 to the consolidated financial statements included in this Form 10-Q.

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

VALUE-AT-RISK

	Six Months Ended June 30,
	2010			2009
(In millions)	Annual Average	Maximum	Minimum	Annual Average	Maximum	Minimum
Foreign exchange rates	$3.7	$9.4	$1.3	$3.3	$9.7	$0.5
Interest-rates	2.8	4.5	1.6	1.6	2.9	0.6
Total VaR for trading assets	$4.8	$10.2	$2.2	$3.9	$9.2	$1.2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

We back-test the estimated one-day VaR on a daily basis. This information is reviewed and used to confirm that all relevant trading positions are properly modeled. For the six months ended June 30, 2010 and 2009, we did not experience any actual trading losses in excess of our end-of-day VaR estimate.

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

Total Regulatory VALUE-AT-RISK

	Six Months Ended June 30,
	2010			2009
(In millions)	Annual Average	Maximum	Minimum	Annual Average	Maximum	Minimum
VaR for trading assets	$4.8	$10.2	$2.2	$3.9	$9.2	$1.2
VaR for non-trading assets	3.3	6.7	2.7	1.6	1.6	1.6
Total regulatory VaR	$8.1	$13.1	$5.4	$4.0	$9.2	$1.2

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

Our investment activities and our use of derivative financial instruments are the primary tools used in managing interest-rate risk. We invest in financial instruments with currency, repricing, and maturity characteristics we consider appropriate to manage our overall interest-rate risk position. In addition to on-balance sheet assets, we use certain derivative instruments, primarily interest-rate swaps, to alter the interest-rate characteristics of specific balance sheet assets or liabilities. The use of derivatives is subject to ALCO-approved guidelines. Additional information about our use of derivatives is provided in note 11 to the consolidated financial statements included in this Form 10-Q.

As a result of growth in our non-U.S. operations, including the Intesa and MIFA acquisitions, non-U.S. dollar denominated customer liabilities are a significant portion of our consolidated balance sheet. This growth results in exposure to changes in the shape and level of non-U.S. dollar yield curves, which we include in our consolidated interest-rate risk management process.

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

The following table presents the estimated exposure of NIR for the next twelve months, calculated as of June 30, 2010 and December 31, 2009, due to an immediate ±100 basis point shift in then-current interest rates. Estimated incremental exposures presented below are dependent on management’s assumptions about asset and liability sensitivities under various interest-rate scenarios, such as those previously discussed, and do not reflect any actions management may undertake in order to mitigate some of the adverse effects of interest-rate changes on State Street’s financial performance.

NIR-AT-RISK	Estimated Exposure to Net Interest Revenue
(In millions) Rate change:	June 30, 2010	December 31, 2009
+100 bps shock	$31	$(165)
-100 bps shock	(407)	(330)
+100 bps ramp	(23)	(128)
-100 bps ramp	(121)	(112)

The benefit to NIR-at-risk over the next 12 months for an upward-100-basis-point shock at June 30, 2010 compared to December 31, 2009 was primarily the result of continued growth in rate-sensitive core deposits,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

which benefit NIR in a rising-rate environment. This benefit was partially offset by purchases of fixed-rate investment securities. NIR sensitivity to a downward-100-basis-point shock was significantly more negative at June 30, 2010 compared to December 31, 2009, largely because deposit rates have little ability to re-price downward in the current low rate environment, but assets still have the ability to re-price to lower rates. Interest-rate ramps, compared to interest-rate shocks, delay the full effect of rate movements, as customer deposits largely begin to re-price immediately, or changes in asset yields lag modestly. Accordingly, the NIR-at-risk to an upward-100-basis-point ramp at June 30, 2010 improved significantly compared to December 31, 2009.

Other important factors which affect the levels of NIR are balance sheet size and mix; interest-rate spreads; the slope and interest-rate level of U.S. dollar and non-U.S. dollar yield curves and the relationship between them; the pace of change in market interest rates; and management actions taken in response to the preceding conditions.

The following table presents estimated EVE exposures, calculated as of June 30, 2010 and December 31, 2009, assuming an immediate and prolonged shift in interest rates, the impact of which would be spread over a number of years.

ECONOMIC VALUE OF EQUITY	Estimated Exposure to Economic Value of Equity
(In millions) Rate change:	June 30, 2010	December 31, 2009
+200 bps shock	$(2,199)	$(1,205)
- 200 bps shock	320	(434)

The significant decline in EVE for an upward-200-basis-point shock at June 30, 2010 compared to December 31, 2009 was attributable to the re-investment of investment portfolio amortization and other run-off into fixed-rate securities. The re-investment program also drove the positive change in EVE for a downward-200-basis-point shock at June 30, 2010 compared to December 31, 2009.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

We provide, on a limited basis, traditional loan products and services to key customers and prospects in a manner that is intended to enhance client relationships, increase profitability and manage risk. We employ a relationship model in which credit decisions are based upon credit quality and the overall institutional relationship.

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

We also provide clients with off-balance sheet liquidity and credit enhancement facilities in the form of letters and lines of credit. These exposures are subject to an initial credit analysis, with detailed approval and review processes. These facilities are also actively monitored and reviewed annually. We maintain a separate reserve for probable credit losses related to certain of these off-balance sheet activities, which is recorded in accrued expenses and other liabilities in our consolidated statement of condition. Management reviews the adequacy of this reserve on a regular basis.

On behalf of our clients, we lend their securities to creditworthy banks, broker/dealers and other institutions. In most circumstances, we indemnify our clients for the fair market value of those securities against a failure of the borrower to return such securities. Though these transactions are collateralized, the substantial volume of these activities necessitates detailed credit-based underwriting and monitoring processes. The aggregate amount of indemnified securities on loan totaled $356.05 billion at June 30, 2010, and $365.25 billion at December 31, 2009. We require the borrowers to provide collateral in an amount equal to or in excess of 100% of the fair market value of the securities borrowed. State Street holds the collateral received in connection with our securities lending services as agent and these holdings are not recorded in our consolidated statement of condition. The securities on loan and the collateral are revalued daily to determine if additional collateral is necessary. We held, as agent, cash and securities totaling $367.18 billion and $375.92 billion as collateral for indemnified securities on loan at June 30, 2010 and December 31, 2009, respectively.

The collateral held by us is invested on behalf of our clients. In certain cases, the collateral is invested in third-party repurchase agreements, for which we indemnify the client against loss of the principal invested. We require the repurchase agreement counterparty to provide collateral in an amount equal to or in excess of 100% of the amount of the repurchase agreement. The indemnified repurchase agreements and the related collateral are not recorded in our consolidated statement of condition. Of the collateral of $367.18 billion at June 30, 2010 and $375.92 billion at December 31, 2009 referenced above, $94.74 billion at June 30, 2010 and $77.73 billion at

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

December 31, 2009 was invested in indemnified repurchase agreements. We held, as agent, $99.36 billion and $82.62 billion as collateral for indemnified investments in repurchase agreements at June 30, 2010 and December 31, 2009, respectively.

Investments in debt and equity securities, including investments in affiliates, are monitored regularly by Corporate Finance and ERM. Procedures are in place for assessing impaired investment securities, as discussed in note 3 to the consolidated financial statements included in this Form 10-Q.

OFF-BALANCE SHEET ARRANGEMENTS

Information about off-balance sheet arrangements is provided in notes 7, 8 and 11 to the consolidated financial statements included in this Form 10-Q.

NEW ACCOUNTING PRONOUNCEMENTS

Information with respect to new accounting pronouncements is provided in note 1 to the consolidated financial statements included in this Form 10-Q.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information with respect to quantitative and qualitative disclosures about market risk is set forth in the “Market Risk” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in this Form 10-Q.

CONTROLS AND PROCEDURES

State Street has established and maintains disclosure controls and procedures that are designed to ensure that material information relating to State Street and its subsidiaries on a consolidated basis required to be disclosed in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to State Street management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. For the quarter ended June 30, 2010, State Street’s management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of State Street’s disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that State Street’s disclosure controls and procedures were effective as of June 30, 2010.

State Street has also established and maintains internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. In the ordinary course of business, State Street routinely enhances its internal control over financial reporting by either upgrading its current systems or implementing new systems. Enhancements have been made and will be made to State Street’s internal control over financial reporting as a result of these efforts. During the quarter ended June 30, 2010, no change occurred in State Street’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, State Street’s internal control over financial reporting.

STATE STREET CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
(Dollars in millions, except per share amounts)
Fee revenue:
Servicing fees	$957	$795	$1,837	$1,561
Management fees	217	193	443	374
Trading services	326	310	568	555
Securities finance	109	201	181	382
Processing fees and other	87	17	207	66

Total fee revenue	1,696	1,516	3,236	2,938

Net interest revenue:
Interest revenue	846	773	1,724	1,511
Interest expense	188	193	405	367

Net interest revenue	658	580	1,319	1,144

Gains (Losses) related to investment securities, net:
Net gains from sales of available-for-sale securities	3	90	195	119
Losses from other-than-temporary impairment	(240)	(167)	(480)	(180)
Losses not related to credit	187	103	330	103

Gains (Losses) related to investment securities, net	(50)	26	45	42

Total revenue	2,304	2,122	4,600	4,124

Provision for loan losses	10	14	25	98

Expenses:
Salaries and employee benefits	849	696	1,732	1,427
Information systems and communications	174	167	341	328
Transaction processing services	164	146	317	277
Occupancy	116	121	234	242
Securities lending charge	414	—	414	—
Merger and integration costs	41	12	54	29
Professional services	85	73	166	108
Amortization of other intangible assets	46	34	80	68
Other	55	115	185	189

Total expenses	1,944	1,364	3,523	2,668

Income before income tax expense and extraordinary loss	350	744	1,052	1,358
Income tax expense (benefit)	(82)	242	125	380

Income before extraordinary loss	432	502	927	978
Extraordinary loss, net of taxes	—	(3,684)	—	(3,684)

Net income (loss)	$432	$(3,182)	$927	$(2,706)

Net income before extraordinary loss available to common shareholders	$432	$370	$927	$815

Net income (loss) available to common shareholders	$432	$(3,314)	$927	$(2,869)

Earnings per common share before extraordinary loss:
Basic	$.87	$.80	$1.86	$1.82
Diluted	.87	.79	1.86	1.81

Earnings (Loss) per common share:
Basic	$.87	$(7.16)	$1.86	$(6.40)
Diluted	.87	(7.12)	1.86	(6.37)

Average common shares outstanding (in thousands):
Basic	501,518	463,196	499,621	448,087
Diluted	498,886	465,814	498,295	450,483

Cash dividends declared per share	$.01	$.01	$.02	$.02

The accompanying notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION

CONSOLIDATED STATEMENT OF CONDITION

	June 30, 2010	December 31, 2009
(Dollars in millions, except per share amounts)	(Unaudited)
Assets
Cash and due from banks	$5,312	$2,641
Interest-bearing deposits with banks	20,298	26,632
Securities purchased under resale agreements	2,750	2,387
Trading account assets	203	148
Investment securities available for sale	79,936	72,699
Investment securities held to maturity (fair value of $18,692 and $20,928)	18,166	20,877
Loans and leases (less allowance for losses of $102 and $79)	11,687	10,729
Premises and equipment (net of accumulated depreciation of $3,224 and $3,046)	1,839	1,953
Accrued income receivable	1,727	1,497
Goodwill	5,380	4,550
Other intangible assets	2,731	1,810
Other assets	12,046	12,023

Total assets	$162,075	$157,946

Liabilities
Deposits:
Noninterest-bearing	$11,704	$11,969
Interest-bearing—U.S.	10,226	5,956
Interest-bearing—Non-U.S.	73,813	72,137

Total deposits	95,743	90,062
Securities sold under repurchase agreements	9,058	10,542
Federal funds purchased	5,447	4,532
Other short-term borrowings	15,749	20,200
Accrued expenses and other liabilities	11,473	9,281
Long-term debt	8,546	8,838

Total liabilities	146,016	143,455

Commitments and contingencies (note 7)

Shareholders’ equity
Preferred stock, no par: 3,500,000 shares authorized; none issued
Common stock, $1 par: 750,000,000 shares authorized; 501,860,956 and 495,365,571 shares issued	502	495
Surplus	9,266	9,180
Retained earnings	8,015	7,071
Accumulated other comprehensive loss	(1,707)	(2,238)
Treasury stock, at cost (433,556 and 431,832 shares)	(17)	(17)

Total shareholders’ equity	16,059	14,491

Total liabilities and shareholders’ equity	$162,075	$157,946

The accompanying notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

(Dollars in millions, except per share amounts, shares in thousands)	Preferred Stock	Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Total
		Shares	Amount				Shares	Amount
Balance at December 31, 2008	$1,883	431,976	$432	$6,992	$9,135	$(5,650)	418	$(18)	$12,774
Comprehensive income:
Net loss					(2,706)				(2,706)
Change in net unrealized loss on available-for-sale securities, net of reclassification adjustment, expected losses from other-than-temporary impairment related to factors other than credit and related taxes of $936						1,471			1,471
Change in net unrealized loss on fair value hedges of available-for-sale securities, net of related taxes of $78						123			123
Foreign currency translation, net of related taxes of $(63)						189			189
Change in net unrealized loss on cash flow hedges, net of related taxes of $5						10			10
Change in minimum pension liability, net of related taxes of $18						29			29

Total comprehensive income (loss)					(2,706)	1,822			(884)
Cash dividends:
Common stock—$.02 per share					(11)				(11)
Preferred stock					(46)				(46)
Prepayment of preferred stock discount	106				(106)				—
Accretion of preferred stock discount	11				(11)				—
Common stock issued		58,974	59	2,172					2,231
Redemption of TARP preferred stock	(2,000)								(2,000)
Common stock awards and options exercised, including related taxes of $(52)		3,484	3	38					41
Other							44	(2)	(2)

Balance at June 30, 2009	$—	494,434	$494	$9,202	$6,255	$(3,828)	462	$(20)	$12,103

Balance at December 31, 2009	$—	495,366	$495	$9,180	$7,071	$(2,238)	432	$(17)	$14,491
Adjustment for effect of application of provisions of new accounting standard					27	(27)			—

Adjusted balance at January 1, 2010	—	495,366	495	9,180	7,098	(2,265)	432	(17)	14,491
Comprehensive income:
Net income					927				927
Change in net unrealized loss on available-for-sale securities, net of reclassification adjustment, expected losses from other-than-temporary impairment related to factors other than credit and related taxes of $709						1,125			1,125
Change in net unrealized loss on fair value hedges of available-for-sale securities, net of related taxes of $(37)						(53)			(53)
Expected losses from other-than-temporary impairment on held-to-maturity securities related to factors other than credit, net of related taxes of $(30)						(44)			(44)
Foreign currency translation, net of related taxes of $40						(476)			(476)
Change in net unrealized loss on cash flow hedges, net of related taxes of $(1)						6			6

Total comprehensive income					927	558			1,485
Cash dividends declared—$.02 per share					(10)				(10)
Common stock awards and options exercised, including related taxes of $(11)		6,495	7	86					93
Other							2	—	—

Balance at June 30, 2010	$—	501,861	$502	$9,266	$8,015	$(1,707)	434	$(17)	$16,059

The accompanying notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2010	2009
(In millions)
Operating Activities:
Net income (loss)	$927	$(2,706)
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash adjustments for depreciation, amortization, accretion and deferred income taxes	(47)	(2,372)
Extraordinary loss	—	6,096
Gains related to investment securities, net	(45)	(42)
Change in trading account assets, net	(55)	387
Other, net	2,603	(6,369)

Net cash (used in) provided by operating activities	3,383	(5,006)

Investing Activities:
Net decrease in interest-bearing deposits with banks	6,334	29,508
Net increase in securities purchased under resale agreements	(363)	(3,642)
Proceeds from sales of available-for-sale securities	13,774	4,035
Proceeds from maturities of available-for-sale securities	20,680	19,338
Purchases of available-for-sale securities	(40,620)	(18,796)
Net decrease in securities related to AMLF	—	5,811
Proceeds from maturities of held-to-maturity securities	2,742	1,529
Purchases of held-to-maturity securities	(382)	(264)
Net increase in loans and leases	(1,146)	(1,049)
Business acquisitions, net of cash acquired	(2,240)	—
Purchases of equity investments and other long-term assets	(76)	(110)
Purchases of premises and equipment	(79)	(349)
Other, net	307	304

Net cash (used in) provided by investing activities	(1,069)	36,315

Financing Activities:
Net increase in time deposits	3,965	1,139
Net increase (decrease) in all other deposits	1,716	(27,787)
Net decrease in short-term borrowings related to AMLF	—	(5,742)
Net decrease in short-term borrowings	(5,020)	(2,571)
Proceeds from issuance of long-term debt, net of issuance costs	—	4,435
Payments for long-term debt and obligations under capital leases	(333)	(18)
Proceeds from public offering of common stock, net of issuance costs	—	2,231
Repayment of TARP preferred stock investment	—	(2,000)
Proceeds from issuance of common stock for stock awards and options exercised	39	26
Payments for cash dividends	(10)	(159)

Net cash (used in) provided by financing activities	357	(30,446)

Net increase	2,671	863
Cash and due from banks at beginning of period	2,641	3,181

Cash and due from banks at end of period	$5,312	$4,044

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

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and these condensed notes. Actual results could differ from those estimates. Consolidated results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2010. Certain previously reported amounts have been reclassified to conform to current period classifications as presented in this Form 10-Q.

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

New Accounting Pronouncements

The FASB is currently deliberating potentially significant changes to the U.S. accounting framework as part of an overall convergence effort with the International Accounting Standards Board under a previously signed memorandum of understanding. Some of these proposed changes have been exposed for comment, while others

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 1.    Summary of Significant Accounting Policies (Continued)

are expected to be exposed for comment over the next twelve to eighteen months. These new proposals include potential changes to the accounting for financial instruments and hedging, the accounting for leases, revenue recognition and financial statement presentation. We will disclose the nature of the proposed changes and their potential effect, if any, on our consolidated financial statements in our future filings, as the proposals are issued and we evaluate them. These proposed changes, once finalized, may have a material effect on our consolidated financial statements.

In February 2010, the FASB issued an amendment to GAAP related to fair value measurement disclosures. The amendment requires new disclosures for significant transfers of financial assets and liabilities into and out of level 1 and level 2 of the prescribed valuation hierarchy, as well as information about purchases, sales, issuances and settlements for financial assets and liabilities categorized in level 3 of the valuation hierarchy. The amendment also provided several clarifications with respect to the level of disaggregation and disclosures about valuation techniques and inputs. The requirement to disclose information about purchases, sales, issuances and settlements for financial assets and liabilities categorized in level 3 of the valuation hierarchy was deferred, with respect to State Street, to January 1, 2011. The disclosures currently required by the amendment are provided in note 10.

Note 2.    Acquisitions

On May 17, 2010, we completed our acquisition of Intesa Sanpaolo’s securities services business in a cash acquisition financed through available capital. We acquired the Intesa business to enhance our position as a worldwide service provider to institutional investors by expanding our business in Europe, particularly in Italy. The acquisition includes the global custody, depository banking, correspondent banking and fund administration portions of Intesa’s business, with operations in Italy and Luxembourg. It also includes a long-term investment servicing agreement with Intesa for State Street to service Intesa’s investment management affiliates. The acquired Intesa business added approximately $564 billion of assets under custody and administration as of June 30, 2010, which assets are not recorded in our consolidated financial statements. Results of operations of the acquired Intesa business are included in our consolidated financial statements beginning on May 17, 2010.

We accounted for the Intesa transaction using the acquisition method of accounting, and the assets acquired, liabilities assumed and consideration paid were recorded in our consolidated balance sheet at their estimated fair values on the acquisition date. Our allocation of the purchase price was preliminary as of June 30, 2010, and is subject to future adjustment over the measurement period as information needed to measure the fair values of certain assets and liabilities is obtained.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 2.    Acquisitions (Continued)

(In millions)

Total fair value of consideration transferred	$2,090
Allocation of purchase price (preliminary):
Book value of tangible net assets acquired	841
Adjustments to reflect assets acquired and liabilities assumed at fair value:
Write-off of certain assets and liabilities, net	(291)
Contingent asset	69
Customer relationship intangibles	626
Core deposit intangible	331
Other intangible	13
Deferred tax liability, net	(324)

Estimated fair value of net assets acquired	1,265

Goodwill resulting from acquisition	$825

The goodwill, substantially all of which is not expected to be tax deductible, represents the expected long-term value of cost savings, growth opportunities and business efficiencies created by the integration of the acquired Intesa business.

In connection with the acquisition, we may be entitled to a purchase price adjustment allowing for a return of a portion of the purchase price should we lose the business of certain key clients during a defined period subsequent to the closing of the transaction. This contingent asset, which is presented in the preceding table, will be re-measured to fair value at each subsequent reporting date through the end of the defined purchase price adjustment period, with any changes in its fair value recorded in our consolidated statement of income.

On April 1, 2010, we completed our acquisition of Mourant International Finance Administration, or MIFA, in a cash transaction financed through available capital. We acquired MIFA to enhance our position as an administrator of alternative investments and to expand our presence outside of the U.S. In connection with our acquisition of MIFA, a provider of fund administration services, particularly for alternative investment funds such as private equity, real estate and hedge funds with operations in Jersey in the Channel Islands, Dublin, Singapore and New York, we recorded $74 million of goodwill and $56 million of other intangible assets in our consolidated balance sheet, and added approximately $122 billion of assets under administration as of June 30, 2010. The assets under administration are not recorded in our consolidated financial statements. Our allocation of the purchase price was preliminary as of June 30, 2010, and is subject to future adjustment over the measurement period as information needed to measure the fair values of certain assets and liabilities is obtained.

During the second quarter of 2010, in connection with the two acquisitions, we recorded aggregate merger and integration costs in our consolidated statement of income. These costs consisted only of direct and incremental costs to integrate the acquired businesses into our operations. These costs do not include ongoing expenses of the combined organization.

(In millions)

Retention and other compensation	$3
Professional services	29
Other	2

Total merger and integration costs related to the two acquisitions	$34

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 3.    Investment Securities

	June 30, 2010				December 31, 2009
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
(In millions)		Gains	Losses			Gains	Losses
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$9,246	$110	$3	$9,353	$11,164	$6	$8	$11,162
Mortgage-backed securities	19,568	486	45	20,009	14,895	94	53	14,936
Asset-backed securities:
Student loans(1)	14,278	162	672	13,768	12,652	128	852	11,928
Credit cards	6,753	82	42	6,793	6,515	192	100	6,607
Sub-prime	4,652	4	1,511	3,145	5,054	12	1,869	3,197
Other	2,394	491	134	2,751	2,581	400	184	2,797

Total asset-backed	28,077	739	2,359	26,457	26,802	732	3,005	24,529

Non-U.S. debt securities	11,284	311	140	11,455	10,210	283	182	10,311
State and political subdivisions	6,334	272	321	6,285	5,954	221	238	5,937
Collateralized mortgage obligations	2,917	254	168	3,003	2,477	203	271	2,409
Other U.S. debt securities	2,386	129	13	2,502	2,161	94	21	2,234
U.S. equity securities	796	—	2	794	1,101	—	3	1,098
Non-U.S. equity securities	77	2	1	78	79	4	—	83

Total	$80,685	$2,303	$3,052	$79,936	$74,843	$1,637	$3,781	$72,699

Held to maturity:
U.S. Treasury and federal agencies:
Direct obligations	$500	$4		$504	$500	$13		$513
Mortgage-backed securities	513	32		545	620	33		653
Asset-backed securities:
Credit cards	—	—		—	20	—	$2	18
Other	216	—	$35	181	447	—	68	379

Total asset-backed	216	—	35	181	467	—	70	397

Non-U.S. debt securities	9,166	545	193	9,518	10,822	569	245	11,146
State and political subdivisions	155	5	—	160	206	6	—	212
Collateralized mortgage obligations	7,616	414	246	7,784	8,262	249	504	8,007

Total	$18,166	$1,000	$474	$18,692	$20,877	$870	$819	$20,928

(1)	Substantially composed of securities guaranteed by the federal government with respect to the payment of principal and interest.

Aggregate investment securities carried at $47.39 billion and $40.96 billion at June 30, 2010 and December 31, 2009, respectively, were designated as pledged for public and trust deposits, short-term borrowings and for other purposes as provided by law.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 3.    Investment Securities (Continued)

Contractual maturities of debt securities were as follows as of June 30, 2010:

(In millions)	Under 1 Year	1 to 5 Years	6 to 10 Years	Over 10 Years
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$4	$5,528	$3,271	$550
Mortgage-backed securities	40	1,050	7,156	11,763
Asset-backed securities:
Student loans(1)	111	2,681	6,692	4,284
Credit cards	378	5,000	1,415	—
Sub-prime	401	2,243	37	464
Other	129	1,051	636	935

Total asset-backed	1,019	10,975	8,780	5,683

Non-U.S. debt securities	2,539	3,674	1,475	3,767
State and political subdivisions	434	2,223	2,393	1,235
Collateralized mortgage obligations	163	957	391	1,492
Other U.S. debt securities	362	1,320	782	38

Total	$4,561	$25,727	$24,248	$24,528

Held to maturity:
U.S. Treasury and federal agencies:
Direct obligations	$500
Mortgage-backed securities	—	$43	$163	$307
Asset-backed securities:
Other	47	7	—	162

Total asset-backed	47	7	—	162

Non-U.S. debt securities	519	2,781	435	5,431
State and political subdivisions	31	119	4	1
Collateralized mortgage obligations	393	3,113	1,298	2,812

Total	$1,490	$6,063	$1,900	$8,713

(1)	Substantially composed of securities guaranteed by the federal government with respect to the payment of principal and interest.

The maturities of asset-backed securities, mortgage-backed securities and collateralized mortgage obligations are based on expected principal payments.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 3.    Investment Securities (Continued)

Impairment

Gross pre-tax unrealized losses on investment securities consisted of the following as of June 30, 2010 and December 31, 2009:

	Less than 12 months		12 months or longer		Total
June 30, 2010 (In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations			$366	$3	$366	$3
Mortgage-backed securities	$1,046	$40	860	5	1,906	45
Asset-backed securities:
Student loans(1)	1,620	32	8,258	640	9,878	672
Credit cards	1,087	10	2,276	32	3,363	42
Sub-prime	—	—	3,074	1,511	3,074	1,511
Other	258	12	455	122	713	134

Total asset-backed	2,965	54	14,063	2,305	17,028	2,359

Non-U.S. debt securities	3,873	54	738	86	4,611	140
State and political subdivisions	261	281	242	40	503	321
Collateralized mortgage obligations	290	4	600	164	890	168
Other U.S. debt securities	—	—	83	13	83	13
U.S. equity securities	47	2	—	—	47	2
Non-U.S. equity securities	12	1	—	—	12	1

Total	$8,494	$436	$16,952	$2,616	$25,446	$3,052

Held to maturity:
Asset-backed securities:
Other			$179	$35	$179	$35

Total asset-backed			179	35	179	35

Non-U.S. debt securities	$1,351	$56	1,277	137	2,628	193
Collateralized mortgage obligations	744	37	1,549	209	2,293	246

Total	$2,095	$93	$3,005	$381	$5,100	$474

(1)	Substantially composed of securities guaranteed by the federal government with respect to the payment of principal and interest.

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

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 3.    Investment Securities (Continued)

Realized gains and losses related to investment securities were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2010	2009	2010	2009
Gross realized gains from sales of available-for-sale securities	$5	$100	$203	$137
Gross realized losses from sales of available-for-sale securities	(2)	(10)	(8)	(18)

Gross losses from other-than-temporary impairment	(240)	(167)	(480)	(180)
Losses not related to credit(1)	187	103	330	103

Net impairment losses	(53)	(64)	(150)	(77)

Gains (Losses) related to investment securities, net	$(50)	$26	$45	$42

Impairment associated with expected credit losses	$(41)	$(64)	$(130)	$(77)
Impairment associated with adverse changes in timing of expected future cash flows	(12)	—	(20)	—

Net impairment losses	$(53)	$(64)	$(150)	$(77)

(1)	Pursuant to new accounting standards adopted on April 1, 2009, these losses were recorded, net of related taxes, as a component of other comprehensive income; see note 9.

Gross realized gains from sales of available-for-sale securities for the six months ended June 30, 2010 included approximately $110 million of gains from sales of former conduit securities, all of which occurred in the first three months of 2010. Net impairment losses for the three and six months ended June 30, 2010 included approximately $12 million and $26 million, respectively, related to former conduit securities.

The substantial majority of the impairment losses was related to non-agency securities collateralized by mortgages, which management concluded would likely experience credit losses based on the present value of the securities’ expected future cash flows. These securities are classified as asset-backed securities in the preceding investment securities tables.

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

•

the analysis of individual impaired securities, including consideration of the length of time the security has been in an unrealized loss position, the anticipated recovery period, and the magnitude of the overall price decline;

•

discussion and evaluation of factors or triggers that could cause individual securities to be deemed other-than-temporarily impaired and those that would not support other-than-temporary impairment; and

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

The majority of our investment securities portfolio is composed of debt securities. Debt securities that are not deemed to be credit-impaired are subject to additional management analysis to assess whether management intends to sell, or, more likely than not, would not be required to sell, the security before the expected recovery to its amortized cost basis. In most cases, management has no intent to sell and believes that it is more likely than not that it will not be required to sell the security before recovery to its amortized cost basis. Where the decline in the security’s fair value is deemed to be other than temporary, the loss is recorded in our consolidated statement of income.

A critical component of the evaluation for other-than-temporary impairment of our debt securities is the identification of credit-impaired securities for which management does not expect to receive cash flows sufficient to recover the entire amortized cost basis of the security. The following describes our process for identifying credit impairment in security types with the most significant unrealized losses as of June 30, 2010.

Mortgage- and Asset-Backed Securities

For recent vintages of U.S. mortgage-backed securities (in particular, sub-prime first-lien mortgages, “Alt-A” mortgages, and home equity lines of credit (2006 and 2007 originations) that have significant unrealized losses as a percentage of their amortized cost), credit impairment is assessed using cash flow models, tailored for each security, that estimate the future cash flows on the underlying mortgages, using the security-specific collateral and transaction structure. Estimates of future cash flows are subject to management’s judgment. The future cash flows and performance of our portfolio of U.S. mortgage-backed securities are a function of a number of factors, including, but not limited to, the condition of the U.S. economy, the condition of the U.S. residential mortgage markets, and the level of loan defaults, prepayments and loss severities. Management’s estimates of future losses also consider the underwriting and historical performance of our specific securities.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 3.    Investment Securities (Continued)

Loss rates are determined for each security and take into consideration collateral type, vintage, borrower profile, third-party guarantees, current levels of subordination, geography and other factors. By using these factors, management develops a roll-rate analysis to gauge future expected credit losses based upon current delinquencies and expected future loss trends. Based upon management’s analysis, we believe that the most significant exposure to credit losses resides in our 2006 and 2007 U.S. residential mortgage-backed securities portfolio. Critical estimates with respect to the aforementioned 2006 and 2007 originations include:

	Sub-Prime	Alt-A	Non-Agency Prime
June 30, 2010:
Prepayment rate	2-3%	7%	8-10%
Cumulative loss estimates	39	30	16
Loss severity(1)	68	57	47
Peak-to-trough housing price decline(2)	34-39	34-39	34-39

	Sub-Prime	Alt-A	Non-Agency Prime
December 31, 2009:
Prepayment rate	5%	5%	10%
Cumulative loss estimates	41	14	8
Loss severity(1)	70	41	40
Peak-to-trough housing price decline(2)	37	37	37

(1)	Loss severity rates consider the initial loan-to-value ratio, lien position, geography, expected collateral value and other factors.
(2)	Management’s expectation of the Case-Shiller National Home Price Index.

For securities that relate to these vintages, impairment has been recorded on certain assets when both fair value was below carrying value and a credit loss existed. During the three and six months ended June 30, 2010, we recorded credit-related other-than-temporary impairment on securities in these vintages of $33 million and $99 million, respectively, with $19 million and $20 million, respectively, related to sub-prime first-lien mortgages, $4 million and $24 million, respectively, related to “Alt-A” mortgages, and $10 million and $55 million, respectively, related to non-agency prime mortgages. During the three months ended June 30, 2009, we recorded credit-related other-than-temporary impairment on securities in these vintages of $27 million, with $6 million related to “Alt-A” mortgages and $21 million related to non-agency prime mortgages.

The assumptions presented above are used by management to identify those securities which are subject to further analysis of potential credit losses. In addition, in measuring expected credit losses, individual characteristics of each security are examined to determine whether there are any additional factors that would increase or mitigate the expected loss. Once losses are determined, the timing of the loss will also affect the ultimate other-than-temporary impairment, since the loss is ultimately subject to a discount commensurate with the purchase yield of the security. Primarily as a result of rising delinquencies and management’s continued expectation of declining housing prices, and in consideration of the aforementioned factors, we recorded an aggregate of $53 million and $150 million of other-than-temporary impairment during the three and six months ended June 30, 2010, respectively.

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

After a full review of all investment securities, taking into consideration current economic conditions, adverse situations that might affect our ability to fully collect interest and principal, the timing of future payments, the credit quality and performance of the collateral underlying asset-backed securities, and other relevant factors, and excluding the securities for which other-than-temporary impairment was recorded during the six months ended June 30, 2010, management considers the aggregate decline in fair value of the remaining securities and the resulting gross pre-tax unrealized losses of $3.53 billion related to 2,142 securities at June 30, 2010 to be temporary and not the result of any material changes in the credit characteristics of the securities.

The following table presents activity with respect to credit-related losses recognized in our consolidated statement of income associated with securities considered other-than-temporarily impaired:

(In millions)	Total
Balance at December 31, 2009	$175
Plus expected credit-related losses for which other-than-temporary impairment was not previously recognized	72
Plus expected credit-related losses for which other-than-temporary impairment was previously recognized	78
Less losses realized for securities sold	(1)

Balance at June 30, 2010	$324

Conduit Consolidation

The May 2009 consolidation of the asset-backed commercial paper conduits added debt securities to our investment securities portfolio, which we account for under specialized accounting standards based on specific characteristics of the securities.

Securities with Evidence of Credit Deterioration

In connection with the conduit consolidation, we added $343 million of securities which had evidence of deterioration in credit quality since their issuance, and management considered it probable, as of the date of consolidation, that we would be unable to collect all contractually required payments from the securities. As a result, these securities are accounted for pursuant to the provisions of ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (formerly AICPA Statement of Position No. 03-3,

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 3.    Investment Securities (Continued)

Accounting for Certain Loans or Debt Securities Acquired in a Transfer). Pursuant to the provisions of ASC Topic 310-30, the excess of management’s estimate of undiscounted future principal, interest and other contractual cash flows from these securities over their initial recorded investment is accreted into interest revenue on a level-yield basis over the securities’ estimated remaining terms. On a quarterly basis, management updates its expected cash flow assumptions. Subsequent decreases in these securities’ expected future cash flows are either recognized prospectively through an adjustment of the yields on the securities over their remaining terms, or are evaluated for other-than-temporary impairment.

During the three months ended June 30, 2010, no gross losses from other-than-temporary impairment on these securities were recorded. During the six months ended June 30, 2010, we recorded gross losses of $1 million from other-than-temporary impairment on these securities, none of which related to credit and was recorded in other comprehensive income. Increases in expected future cash flows will be recognized prospectively over the securities’ estimated remaining terms through a recalculation of their yields.

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

The following table presents activity for the six months ended June 30, 2010 in the accretable yield related to the acquired debt securities.

(In millions)
Accretable yield, December 31, 2009	$279
Accretion	(24)
Other adjustments	7

Accretable yield, June 30, 2010	$262

Beneficial Interests in a Securitization

In connection with the conduit consolidation, we added $4.34 billion of securities which were considered to be beneficial interests in a securitization that were not of high credit quality. As a result, these securities are accounted for pursuant to the provisions of ASC Topic 325-40, Beneficial Interests in Securitized Financial Assets (formerly FASB Emerging Issues Task Force Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets). Pursuant to the provisions of ASC Topic 325-40, the excess of management’s estimate of undiscounted future principal, interest and other contractual cash flows from these securities over their initial recorded investment is accreted into interest revenue on a level-yield basis over the securities’

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 3.    Investment Securities (Continued)

estimated remaining terms. Subsequent decreases in these securities’ expected future cash flows are either recognized prospectively through an adjustment of the yields on the securities over their remaining terms, or are evaluated for other-than-temporary impairment.

During the three and six months ended June 30, 2010, we recorded gross losses from other-than-temporary impairment on these securities of $25 million and $34 million, respectively, with $12 million and $20 million, respectively, related to credit. Increases in expected future cash flows are recognized prospectively over the securities’ estimated remaining term through a recalculation of their yields.

Note 4.    Loans and Lease Financing

(In millions)	June 30, 2010	December 31, 2009
Commercial and financial:
Institutional and corporate:
U.S	$3,995	$3,938
Non-U.S	113	100
Securities settlement:
U.S	2,065	1,614
Non-U.S	1,362	458
Commercial real estate:
U.S	615	600

Total commercial and financial	8,150	6,710

Purchased receivables:
U.S.	787	786
Non-U.S.	1,369	1,596
Lease financing:
U.S.	411	408
Non-U.S.	1,072	1,308

Total loans	11,789	10,808
Less allowance for loan losses	(102)	(79)

Net loans	$11,687	$10,729

Institutional and corporate balances primarily represented short-term extensions of credit pursuant to lending facilities with fund customers, as well as insurance, corporate and other borrowers. Securities settlement balances were composed of short-duration advances to our customers to provide liquidity in support of their transaction flows associated with securities settlement activities. The purchased receivables were structured asset-backed loans added in connection with the May 2009 conduit consolidation, and represent undivided interests in securitized pools of underlying third-party receivables.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 4.    Loans and Lease Financing (Continued)

The commercial real estate loans were acquired in 2008 pursuant to indemnified repurchase agreements with an affiliate of Lehman. These loans, which are primarily collateralized by direct and indirect interests in commercial real estate, were recorded at their then-current fair value, based on management’s expectations with respect to future collection of principal and interest using appropriate market discount rates as of the date of acquisition. These cash flow estimates are updated quarterly to reflect changes in management’s expectations, which consider market conditions and other factors. As a result of a settlement related to the indemnified repurchase agreements, we acquired an additional commercial real estate loan during the second quarter of 2010, which was recorded at its then fair value of $16 million. This loan, prior to acquisition, had been performing in accordance with its contractual terms and had no evidence of credit deterioration as of the acquisition date.

At June 30, 2010, approximately $144 million of the commercial real estate loans had been placed by management on non-accrual status, as the yield associated with certain of the loans, determined when the loans were acquired, was deemed to be non-accretable. This determination was based on management’s expectations of the future collection of principal and interest from the loans.

The following table presents activity in the allowance for loan losses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2010	2009	2010	2009
Beginning balance	$91	$94	$79	$18
Provision for loan losses:
Commercial real estate loans	10	14	20	98
Other	—	—	5	—
Charge-offs:
Commercial real estate loans	—	—	(3)	(8)
Other	1	—	1	—

Total	$102	$108	$102	$108

The majority of the provision for loan losses recorded in 2010 related to commercial real estate loans resulted from a revaluation of the collateral supporting the commercial real estate loans acquired in 2008. These loans are expected to be repaid through the ultimate liquidation of the underlying collateral. The commercial real estate loans are reviewed on a quarterly basis, and any provisions for loan losses that are recorded reflect management’s current expectations with respect to future principal and interest cash flows from these loans, based on an assessment of economic conditions in the commercial real estate market and other factors. The charge-offs related to the above-described commercial real estate loans, as management considered certain of these loans no longer collectible.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 5.    Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill were as follows for the six months ended June 30, 2010:

(In millions)	Investment Servicing	Investment Management	Total
Balance at December 31, 2009	$4,544	$6	$4,550
Acquisitions of Intesa and MIFA	899	—	899
Foreign currency translation	(69)	—	(69)

Balance at June 30, 2010	$5,374	$6	$5,380

The gross carrying amount and accumulated amortization of other intangible assets were as follows as of June 30, 2010 and December 31, 2009:

	June 30, 2010			December 31, 2009
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$2,274	$(450)	$1,824	$1,628	$(409)	$1,219
Core deposits	831	(70)	761	500	(57)	443
Other	210	(64)	146	243	(95)	148

Total	$3,315	$(584)	$2,731	$2,371	$(561)	$1,810

Note 6.    Other Assets

Other assets consisted of the following as of June 30, 2010 and December 31, 2009:

(In millions)	June 30, 2010	December 31, 2009
Unrealized gains on derivative financial instruments	$5,867	$4,511
Deferred tax assets	3,215	3,973
Investments in joint ventures and other unconsolidated entities	920	886
Collateral deposits	565	1,351
Other	1,479	1,302

Total	$12,046	$12,023

Note 7.    Commitments and Contingencies

Off-Balance Sheet Commitments and Contingencies

In the normal course of our business, we hold assets under custody and management in a custodial or fiduciary capacity. Management conducts regular reviews of its responsibilities in this regard and considers the results in preparing the consolidated financial statements. In the opinion of management, no contingent liabilities existed at June 30, 2010, that would have had a material adverse effect on State Street’s consolidated results of operations or financial condition.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 7.    Commitments and Contingencies (Continued)

On behalf of our clients, we lend their securities to brokers and other institutions. In most circumstances, we indemnify our clients for the fair market value of those securities against a failure of the borrower to return such securities. We require the borrowers to provide collateral in an amount equal to or in excess of 100% of the fair market value of the securities borrowed. Securities on loan are revalued daily to determine if additional collateral is necessary. Collateral received in connection with our securities lending services is held by us as agent and is not recorded in our consolidated statement of condition. The collateral held by us as agent is invested on behalf of our clients. In certain cases, the collateral is invested in third-party repurchase agreements, for which we indemnify the client against loss of the principal invested. We require the counterparty to the repurchase agreement to provide collateral in an amount equal to or in excess of 100% of the amount of the repurchase agreement. In our role as agent, the indemnified repurchase agreements and the related collateral are not recorded in our consolidated statement of condition.

(In billions)	June 30, 2010	December 31, 2009
Aggregate fair value of indemnified securities on loan	$356.05	$365.25
Aggregate fair value of cash and securities held as collateral for indemnified securities	367.18	375.92
Collateral for indemnified securities invested in indemnified repurchase agreements	94.74	77.73
Aggregate fair value of cash and securities held as collateral for indemnified repurchase agreements	99.36	82.62

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

As previously reported, the SEC has requested information regarding two registered funds that invested in sub-prime securities. As of June 30, 2007, these funds had net assets of less than $300 million, and the net asset value per share of the funds experienced an average decline of approximately 7.23% during the third quarter of 2007. Average returns for industry peer funds were positive during the same period. These funds were not covered by our regulatory settlement with the SEC, the Massachusetts Attorney General and the Massachusetts Securities Division of the Office of the Secretary of State announced in February 2010. Four lawsuits commenced by customers who invested in the SSgA active fixed-income strategies and who received payments in the settlement with the SEC remain pending. The U.S. Attorney’s office in Boston has also requested information in connection with our active-fixed income strategies.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 7.    Commitments and Contingencies (Continued)

As previously reported, certain participants in the SSgA lending funds have commenced putative class actions on behalf of all investors in such funds that are ERISA benefit plans. The complaints allege, among other things, that we failed to exercise prudence in our management of the collateral pools in which the SSgA lending funds had invested cash collateral from securities lending activities, and that investors were injured as a result of the redemption restrictions imposed by us in October 2008. On June 30, 2010, we made an aggregate one-time cash contribution to certain collateral pools and liquidating trusts of $330 million. The cash contribution enables SSgA to remove, in August 2010, the redemption restrictions from the SSgA lending funds and mitigates potential liability concerns. Additional information about this cash contribution is provided in Note 13. For a discussion of the SSgA lending funds, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Line of Business Information—Investment Management” in this Form 10-Q.

As previously reported, two participants in our agency securities lending program have brought suit against us challenging actions taken by us in response to their withdrawal from the program. We believe that the withdrawals were unauthorized and that we acted in the best interests of all participants in the collateral pools.

We instituted redemption restrictions with respect to our agency lending collateral pools in the fall of 2008 during the disruption in the financial markets. As previously reported, we have identified potential inconsistencies in connection with our implementation of those redemption restrictions applicable to certain agency lending collateral pools, and based on the results of a review of our implementation of the redemption restrictions with respect to participants in the agency lending collateral pools and our assessment of the amount required to compensate clients for the dilutive effect of redemptions which may not have been consistent with the intent of the policy, we established a $75 million reserve at June 30, 2010. For a discussion of the aggregate net assets and net asset values per unit at June 30, 2010 of the agency lending collateral pools, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Consolidated Results of Operations—Fee Revenue—Securities Finance” in this Form 10-Q.

We continue to cooperate with the SEC in its investigation with respect to the SSgA lending funds and the agency lending program. Neither the civil proceedings described above nor the SEC investigation have been terminated as a result of the cash contribution to the collateral pools or the $75 million reserve, and there can be no assurance as to the outcome of those matters.

As previously reported, the Attorney General of the State of California has commenced an action under the California False Claims Act and California Business and Professional Code related to services State Street provides to California state pension plans. The California Attorney General asserts that the pricing of certain foreign exchange transactions for these pension plans was not consistent with the terms of the applicable custody contracts and related disclosures to the plans, and that, as a result, State Street made false claims and engaged in unfair competition. The Attorney General asserts actual damages of $56 million for periods from 2001 to 2007 and seeks additional penalties. We provide custody and foreign exchange services to government pension plans in other jurisdictions, and attorneys general from a number of these other jurisdictions, as well as the U.S. Attorney General’s office, have requested information in connection with inquiries into our foreign exchange pricing.

Three shareholder-related class action complaints are currently pending in federal court in Boston. One complaint purports to be brought on behalf of State Street shareholders. The two other complaints purport to be

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 7.    Commitments and Contingencies (Continued)

brought on behalf of participants and beneficiaries in the State Street Salary Savings Program who invested in the plan’s State Street stock investment option. The complaints variously allege violations of the federal securities laws and ERISA in connection with our foreign exchange trading business, our investment securities portfolio and our asset-backed commercial paper conduit program. In addition, two State Street shareholders have filed a shareholder derivative complaint in Massachusetts state court alleging fiduciary breaches by present and former directors and officers of State Street in connection with the SSgA active fixed-income funds that were the subject of the February 2010 settlement with the SEC referred to above. We have moved to dismiss the complaint based on the Board of Directors’ consideration and rejection of the shareholders’ original demand letter.

As previously reported, we managed, through SSgA, four common trust funds for which, in our capacity as manager and trustee, we appointed various Lehman entities as prime broker. As of September 15, 2008 (the date two of the Lehman entities involved entered insolvency proceedings), these funds had cash and securities held by Lehman with net asset values of approximately $312 million. Some customers who invested in the funds managed by us brought litigation against us seeking compensation and additional damages, including double or treble damages, for their alleged losses in connection with our prime brokerage arrangements with Lehman’s entities. A total of seven customers were invested in such funds, of which four currently have suits pending against us. Three cases are pending in federal court in Boston and the fourth is pending in Nova Scotia. We have entered into settlements with two customers, one of which was entered into after the customer obtained a €42 million judgment from a Dutch court. At September 15, 2008, the five customers with whom we have not entered into settlement agreements had approximately $180 million invested in the funds at issue.

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

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 7.    Commitments and Contingencies (Continued)

While it is unclear whether we will be able to reach an acceptable resolution with the IRS, management believes we are sufficiently accrued as of June 30, 2010 for tax exposures, including exposures related to SILO transactions, and related interest expense. If management revises its evaluation of this tax position in a future period, the effect of the revision will be recorded in income tax expense in that period.

We are presently under audit by a number of tax authorities. Unrecognized tax benefits totaled approximately $394 million at June 30, 2010. It is reasonably possible that these unrecognized tax benefits could change significantly over the next 12 months. We do not expect that any change would have a material adverse effect on our effective tax rate.

Other Contingencies

In the normal course of our business, we offer products that provide book-value protection primarily to plan participants in stable value funds managed by non-affiliated investment managers of postretirement defined contribution benefit plans, particularly 401(k) plans. The book-value protection is provided on portfolios of intermediate, investment grade fixed-income securities, and is intended to provide safety and stable growth of principal invested. The protection is intended to cover any shortfall in the event that a significant number of plan participants withdraw funds when book value exceeds market value and the liquidation of the assets is not sufficient to redeem the participants. To manage our exposure associated with this contingency, we impose significant restrictions and constraints on the timing and cause of the withdrawals, the manner in which the portfolio is liquidated and the manner in which the funds are accessed, and the investment parameters of the underlying portfolio. These constraints, combined with structural protections, are designed to provide adequate cushion and guard against payments even under extreme stress scenarios.

As of June 30, 2010 and December 31, 2009, the aggregate notional amount of these contingencies, which are individually accounted for as derivative financial instruments, totaled $50.90 billion and $52.95 billion, respectively. The notional amounts of these contingencies are presented as trading derivatives, specifically written options, in the table of aggregate notional amounts of derivative financial instruments provided in note 11. As of June 30, 2010, we have not made a payment under these contingencies. Management believes that the probability of material payment under these contingencies is remote.

Note 8.    Variable Interest Entities

We are involved with various types of variable interest entities, or VIEs, as defined by GAAP, some of which are recorded in our consolidated financial statements and all of which are described below. We also invest in various forms of asset-backed securities, which we carry in our investment securities portfolio. These asset-backed securities meet the GAAP definition of asset securitization entities, which entities are considered to be VIEs. We are not considered to be the primary beneficiary of these VIEs, as defined by GAAP, since we do not have control over their activities. Additional information about asset-backed securities is provided in note 3.

Tax-Exempt Investment Program

In the normal course of our business, we structure and sell certificated interests in pools of tax-exempt investment-grade assets, principally to our mutual fund customers. We structure these pools as partnership trusts, and the trusts are recorded in our consolidated statement of condition as investment securities available for sale

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 8.    Variable Interest Entities (Continued)

and other short-term borrowings. We may also provide liquidity and re-marketing services to the trusts. As of June 30, 2010 and December 31, 2009, we carried investment securities available for sale, composed of securities related to state and political subdivisions, with a fair value of $3.03 billion and $3.13 billion, respectively, and other short-term borrowings of $2.61 billion and $2.74 billion, respectively, in our consolidated statement of condition in connection with these trusts.

We transfer assets to the trusts from our investment securities portfolio at adjusted book value, and the trusts finance the acquisition of these assets by selling certificated interests issued by the trusts to third-party investors and to State Street as residual holder. These transfers do not meet the de-recognition criteria defined by GAAP, and therefore are recorded in our consolidated financial statements. The trusts had a weighted-average life of approximately 7.9 years at June 30, 2010, compared to approximately 8.1 years at December 31, 2009. Under separate legal agreements, we provide standby bond purchase agreements to these trusts, which obligate State Street to acquire the certificated interests at par value in the event that the re-marketing agent is unable to place the certificated interests with investors. Our obligations as standby bond purchase agreement provider terminate in the event of the following credit events: payment default, bankruptcy of the issuer or credit enhancement provider, the imposition of taxability, or the downgrade of an asset held by the trust below investment grade. Our commitments to the trusts under these standby bond purchase agreements totaled $2.82 billion at June 30, 2010, none of which was utilized at period-end. In the event that our obligations under these agreements are triggered, no material impact to our consolidated results of operations or financial condition is expected to occur, because the securities are already recorded at fair value in our consolidated statement of condition.

Asset-Backed Commercial Paper Program

We sponsor and administer multi-seller asset-backed commercial paper programs, or conduits. These conduits, the first of which was established in 1992, were originally designed to satisfy the demand of our institutional clients, particularly mutual fund customers, for commercial paper. The conduits obtain funding through various sources, including our customer deposit base, the issuance of the above-described commercial paper to independent third parties or other short-term sources of liquidity. We consider the activities of the conduits in our liquidity management process, and offer the program to our clients to fund the conduit’s assets. The conduits hold diversified investments, which are primarily mortgage- and asset-backed securities purchased from independent third parties, collateralized by mortgages, student loans, automobile and equipment loans and credit card receivables, among other asset types. Since we have determined that we are the primary beneficiary of the conduits, their assets and liabilities are recorded in our consolidated financial statements.

Collateralized Debt Obligations

We serve as collateral manager for a series of collateralized debt obligations, referred to as CDOs. A CDO is a structured investment vehicle which purchases a portfolio of assets funded through the issuance of several classes of debt and equity, the repayment of and return on which are linked to the performance of the underlying assets. We have determined that we are not the primary beneficiary of these VIEs, and do not record them in our consolidated financial statements. At both June 30, 2010 and December 31, 2009, the aggregate notional value of these CDOs was $2.0 billion. At June 30, 2010 and December 31, 2009, the carrying value of the underlying collateral was $1.1 billion and $1.2 billion, respectively. We did not acquire or transfer any investment securities to a CDO during the six months ended June 30, 2010 or 2009.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 9.    Shareholders’ Equity

Accumulated other comprehensive loss included the following after-tax components as of the dates indicated.

(In millions)	June 30, 2010	December 31, 2009
Foreign currency translation	$(195)	$281
Net unrealized loss on hedges of net investments in non-U.S. subsidiaries	(14)	(14)

Net unrealized loss on available-for-sale securities portfolio	(83)	(1,001)
Net unrealized loss related to reclassified securities	(447)	(635)

Net unrealized loss on available-for-sale securities	(530)	(1,636)
Net unrealized loss on fair value hedges of available-for-sale securities	(166)	(113)
Expected losses from other-than-temporary impairment on available-for-sale securities related to factors other than credit	(167)	(159)
Expected losses from other-than-temporary impairment on held-to-maturity securities related to factors other than credit	(431)	(387)
Minimum pension liability	(192)	(192)
Net unrealized loss on cash flow hedges	(12)	(18)

Total	$(1,707)	$(2,238)

For the six months ended June 30, 2010, we realized net gains of $195 million from sales of available-for-sale securities. Unrealized pre-tax gains of $131 million were included in other comprehensive income, or OCI, at December 31, 2009, net of deferred taxes of $52 million, related to these sales. For the six months ended June 30, 2009, we realized net gains of $119 million from sales of available-for-sale securities. Unrealized pre-tax gains of $22 million were included in OCI at December 31, 2008, net of deferred taxes of $9 million, related to these sales.

The following table presents total comprehensive income (loss) for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2010	2009	2010	2009
Net income (loss)	$432	$(3,182)	$927	$(2,706)
Other comprehensive income	178	1,159	558	1,822

Total comprehensive income (loss)	$610	$(2,023)	$1,485	$(884)

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 10.    Fair Value

Fair Value Measurements

We carry trading account assets, investment securities available for sale and various types of derivative financial instruments at fair value in our consolidated statement of condition on a recurring basis. Changes in fair value of these financial assets and liabilities are recorded either as components of our consolidated statement of income or as components of OCI within shareholders’ equity in our consolidated statement of condition.

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

The fair value of the derivative instruments categorized in level 2 predominantly represents foreign exchange contracts used in our trading activities, for which fair value is measured using discounted cash flow

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 10.    Fair Value (Continued)

techniques, with inputs consisting of observable spot and forward points, as well as observable interest rate curves. With respect to derivative instruments, we evaluated the impact on valuation of the credit risk of our counterparties and our own credit risk. We considered factors such as the likelihood of default by us and our counterparties, our current and potential future net exposures and remaining maturities in determining the appropriate measurements of fair value. Valuation adjustments associated with these factors were not significant for the three or six months ended June 30, 2010.

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

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 10.    Fair Value (Continued)

The following tables present information with respect to our financial assets and liabilities carried at fair value in our consolidated statement of condition as of June 30, 2010 and December 31, 2009. There were no significant transfers of financial assets or liabilities between levels 1 and 2 during the three or six months ended June 30, 2010.

	Fair Value Measurements on a Recurring Basis as of June 30, 2010
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets	$109	$94			$203
Investment securities available for sale:
U.S. Treasury and federal agencies:
Direct obligations	8,252	1,101			9,353
Mortgage-backed securities	—	19,966	$43		20,009
Asset-backed securities:
Student loans(2)	—	11,470	2,298		13,768
Credit cards	—	6,714	79		6,793
Sub-prime	—	3,141	4		3,145
Other	—	883	1,868		2,751

Total asset-backed securities	—	22,208	4,249		26,457

Non-U.S. debt securities	—	9,652	1,803		11,455
State and political subdivisions	—	6,282	3		6,285
Collateralized mortgage obligations	—	2,579	424		3,003
Other U.S. debt securities	—	2,499	3		2,502
U.S. equity securities	—	794	—		794
Non-U.S. equity securities	2	76	—		78

Total investment securities available for sale	8,254	65,157	6,525		79,936
Other assets	—	9,263	307	$(3,703)	5,867

Total assets carried at fair value	$8,363	$74,514	$6,832	$(3,703)	$86,006

Liabilities:
Other liabilities	$60	$9,585	$284	$(3,703)	$6,226

Total liabilities carried at fair value	$60	$9,585	$284	$(3,703)	$6,226

(1)	Represents counterparty netting against level 2 financial assets and liabilities, where a legally enforceable master netting agreement exists between State Street and the counterparty.
(2)	Substantially composed of securities guaranteed by the federal government with respect to the payment of principal and interest.

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

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 10.    Fair Value (Continued)

The following tables present activity related to our financial assets and liabilities categorized in level 3 of the valuation hierarchy for the three and six months ended June 30, 2010 and 2009. Transfers into and out of level 3 are reported as of the beginning of the period. Transfers out of level 3 during the three months ended June 30, 2010 were substantially related to asset-backed securities, for which fair value was measured using prices for which observable market information became available, and certain loans and other short-term borrowings associated with the de-consolidation of third-party asset-backed securitization trusts which were originally consolidated into our financial statements on January 1, 2010.

	Fair Value Measurements Using Significant Unobservable Inputs Three Months Ended June 30, 2010
	Fair Value at March 31, 2010	Total Realized and Unrealized Gains (Losses)		Purchases, Issuances and Settlements, Net	Transfers Into and/or Out of Level 3	Fair Value at June 30, 2010	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at June 30, 2010
(In millions)		Recorded in Revenue	Recorded in Other Comprehensive Income
Assets:
Investment securities available for sale:
U.S. Treasury and federal agencies:
Mortgage-backed securities	$225		$(2)	$(180)		$43
Asset-backed securities:
Student loans(1)	3,113	$2	5	(64)	$(758)	2,298
Credit cards	25	1	—	48	5	79
Sub-prime	3	—	1	—	—	4
Other	1,858	30	(4)	(16)	—	1,868

Total asset-backed securities	4,999	33	2	(32)	(753)	4,249

Non-U.S. debt securities	1,881	9	16	(101)	(2)	1,803
State and political subdivisions	—	—	—	—	3	3
Collateralized mortgage obligations	195	1	(4)	232	—	424
Other U.S. debt securities	3	—	—	—	—	3

Total investment securities available for sale	7,303	43	12	(81)	(752)	6,525
Loans and leases	916	—	—	—	(916)	—
Other assets	209	9	—	89	—	307	$26

Total assets	$8,428	$52	$12	$8	$(1,668)	$6,832	$26

Liabilities:
Other short-term borrowings	$674				$(674)	$—
Other liabilities	212	$(15)	—	$87	—	284	$3

Total liabilities	$886	$(15)	—	$87	$(674)	$284	$3

(1)	Substantially composed of securities guaranteed by the federal government with respect to the payment of principal and interest.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 10.    Fair Value (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs Six Months Ended June 30, 2010
	Fair Value at December 31, 2009	Total Realized and Unrealized Gains (Losses)		Purchases, Issuances and Settlements, Net	Transfers Into and/or Out of Level 3	Fair Value at June 30, 2010	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at June 30, 2010
(In millions)		Recorded in Revenue	Recorded in Other Comprehensive Income
Assets:
Investment securities available for sale:
U.S. Treasury and federal agencies:
Mortgage-backed securities	$58	$(1)	$(2)	$(12)		$43
Asset-backed securities:
Student loans(1)	3,175	5	76	(36)	$(922)	2,298
Credit cards	327	15	(15)	20	(268)	79
Sub-prime	3	—	1	—	—	4
Other	1,884	57	117	(103)	(87)	1,868

Total asset-backed securities	5,389	77	179	(119)	(1,277)	4,249

Non-U.S. debt securities	1,777	57	68	2	(101)	1,803
State and political subdivisions	2	—	—	—	1	3
Collateralized mortgage obligations	199	(208)	3	430	—	424
Other U.S. debt securities	3	—	—	—	—	3

Total investment securities available for sale	7,428	(75)	248	301	(1,377)	6,525
Other assets	128	3	—	176	—	307	$3

Total assets	$7,556	$(72)	$248	$477	$(1,377)	$6,832	$3

Liabilities:
Other liabilities	$147	$(31)	—	$168	—	$284	$(17)

Total liabilities	$147	$(31)	—	$168	—	$284	$(17)

(1)	Substantially composed of securities guaranteed by the federal government with respect to the payment of principal and interest.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 10.    Fair Value (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs Three Months Ended June 30, 2009
	Fair Value at March 31, 2009	Total Realized and Unrealized Gains (Losses)		Purchases, Issuances and Settlements, Net	Transfers Into and/or Out of Level 3	Fair Value at June 30, 2009	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at June 30, 2009
(In millions)		Recorded in Revenue	Recorded in Other Comprehensive Income
Assets:
Investment securities available for sale:
U.S. Treasury and federal agencies:
Direct obligations				$499		$499
Mortgage-backed securities	$2					2
Asset-backed securities:
Student loans(1)	8,373		$211	17	$1,943	10,544
Credit cards	25		80	—	286	391
Sub-prime	4		(1)	—	—	3
Other	313		156	9	1,097	1,575

Total asset-backed securities	8,715		446	26	3,326	12,513

Non-U.S. debt securities	1,218	$11	54	309	(146)	1,446
State and political subdivisions	10	—	—	—	(9)	1
Collateralized mortgage obligations	3	—	—	—	—	3
Other U.S. debt securities	3	—	—	—	(3)	—

Total investment securities available for sale	9,951	11	500	834	3,168	14,464
Other assets	552	(231)	—	(75)	—	246	$(162)

Total assets	$10,503	$(220)	$500	$759	$3,168	$14,710	$(162)

Liabilities:
Other liabilities	$607	$(307)	—	$(41)	—	$259	$(244)

Total liabilities	$607	$(307)	—	$(41)	—	$259	$(244)

(1)	Substantially composed of securities guaranteed by the federal government with respect to the payment of principal and interest.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 10.    Fair Value (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs Six Months Ended June 30, 2009
	Fair Value at December 31, 2008	Total Realized and Unrealized Gains (Losses)		Purchases, Issuances and Settlements, Net	Transfers Into and/or Out of Level 3	Fair Value at June 30, 2009	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at June 30, 2009
(In millions)		Recorded in Revenue	Recorded in Other Comprehensive Income
Assets:
Trading account assets	$366				$(366)	$—
Investment securities available for sale:
U.S. Treasury and federal agencies:
Direct obligations	—			$499	—	499
Mortgage-backed securities	2			—	—	2
Asset-backed securities:
Student loans(1)	7,475		$924	202	1,943	10,544
Credit cards	24		81	—	286	391
Sub-prime	5		(2)	—	—	3
Other	337		124	(1)	1,115	1,575

Total asset-backed securities	7,841		1,127	201	3,344	12,513

Non-U.S. debt securities	1,011	$27	(30)	272	166	1,446
State and political subdivisions	1	—	—	—	—	1
Collateralized mortgage obligations	4	—	—	(1)	—	3
Other U.S. debt securities	28	—	—	—	(28)	—

Total investment securities available for sale	8,887	27	1,097	971	3,482	14,464
Other assets	760	(361)	—	(153)	—	246	$(199)

Total assets	$10,013	$(334)	$1,097	$818	$3,116	$14,710	$(199)

Liabilities:
Other liabilities	$857	$(440)	—	$(158)	—	$259	$(261)

Total liabilities	$857	$(440)	—	$(158)	—	$259	$(261)

(1)	Substantially composed of securities guaranteed by the federal government with respect to the payment of principal and interest.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 10.    Fair Value (Continued)

For our financial assets and liabilities categorized in level 3, total realized and unrealized gains and losses for the periods indicated were recorded in revenue as follows:

	Three Months Ended June 30, 2010		Three Months Ended June 30, 2009
(In millions)	Total Realized and Unrealized Gains (Losses) Recorded in Revenue	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at June 30, 2010	Total Realized and Unrealized Gains (Losses) Recorded in Revenue	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at June 30, 2009
Fee revenue:
Trading services	$24	$23	$1	$7
Processing fees and other	—	—	75	75

Total fee revenue	24	23	76	82
Net interest revenue	43	—	11	—

Total revenue	$67	$23	$87	$82

	Six Months Ended June 30, 2010		Six Months Ended June 30, 2009
(In millions)	Total Realized and Unrealized Gains (Losses) Recorded in Revenue	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at June 30, 2010	Total Realized and Unrealized Gains (Losses) Recorded in Revenue	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at June 30, 2009
Fee revenue:
Trading services	$34	$20	$33	$16
Processing fees and other	—	—	44	46

Total fee revenue	34	20	77	62
Net interest revenue	(75)	—	29	—

Total revenue	$(41)	$20	$106	$62

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

We use the following methods to estimate the fair value of our financial instruments:

•	For financial instruments that have quoted market prices, those quoted prices are used to estimate fair value.

•

Financial instruments that have no defined maturity, have a remaining maturity of 180 days or less, or reprice frequently to a market rate, are assumed to have a fair value that approximates their reported value, after taking into consideration any applicable credit risk.

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

The reported amounts and estimated fair values for financial instruments defined by GAAP, excluding the aforementioned short-term financial instruments and financial assets and liabilities carried at fair value on a recurring basis, were as follows as of June 30, 2010 and December 31, 2009:

(In millions)	Reported Amount	Fair Value
June 30, 2010:
Financial Assets:
Investment securities held to maturity	$18,166	$18,692
Net loans (excluding leases)	10,203	10,123
Financial Liabilities:
Long-term debt	8,546	8,634

December 31, 2009:
Financial Assets:
Investment securities held to maturity	$20,877	$20,928
Net loans (excluding leases)	9,013	8,729
Financial Liabilities:
Long-term debt	8,838	8,715

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 11.    Derivative Financial Instruments

We use derivative financial instruments to support our clients’ needs, conduct our trading activities, and manage our interest-rate and currency risk.

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

We enter into master netting agreements with many of our derivative counterparties. Certain of these agreements contain credit risk-related contingent features in which the counterparty has the option to declare State Street in default and accelerate cash settlement of our net derivative liabilities with the counterparty in the event our credit rating falls below specified levels. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a net liability position as of June 30, 2010 totaled approximately $474 million, against which we had posted aggregate collateral of approximately $115 million. If State Street’s credit

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 11.    Derivative Financial Instruments (Continued)

rating were downgraded below levels specified in the agreements, the maximum additional amount of payments related to termination events that could have been required pursuant to these contingent features as of June 30, 2010 was approximately $359 million. Accelerated settlement because of such events would not affect our consolidated results of operations.

Trading Activities

In connection with our trading activities, we use derivative financial instruments in our role as a financial intermediary and as both a manager and servicer of financial assets, to accommodate our clients’ investment and risk management needs. In addition, we use derivative financial instruments to contribute to our overall corporate earnings and liquidity. These activities are designed to generate trading revenue and to hedge volatility in our net interest revenue. The level of market risk that we assume is a function of our overall objectives and liquidity needs, our clients’ requirements and market volatility.

Our clients use derivative financial instruments to manage the financial risks associated with their investment goals and business activities. With respect to cross-border investing, clients have a need for foreign exchange forward contracts to convert currency for international investment and to manage the currency risk in their investment portfolios. As an active participant in the foreign exchange markets, we provide foreign exchange forward contracts and options in support of these client needs. As part of our trading activities, we may assume positions in both the foreign exchange and interest-rate markets by buying and selling cash instruments and using derivative financial instruments, including foreign exchange forward contracts, foreign exchange and interest-rate options, and interest-rate swaps. In the aggregate, foreign exchange forward positions are matched closely to minimize currency and interest-rate risk. All foreign exchange contracts are valued daily at prevailing market rates, and gains or losses in the fair value of trading derivatives are recorded in trading services revenue in our consolidated statement of income.

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

Asset and Liability Management Activities

In connection with our asset and liability management activities, we use derivative financial instruments to manage interest-rate risk. Interest-rate risk, defined as the sensitivity of income or financial condition to variations in interest rates, is a significant non-trading market risk to which our assets and liabilities are exposed. We manage interest-rate risk by identifying, quantifying and hedging our exposures, using fixed-rate portfolio securities and a variety of derivative financial instruments, most frequently interest-rate swaps and options (e.g., interest rate caps and floors). Interest-rate swap agreements alter the interest-rate characteristics of specific balance sheet assets or liabilities. When appropriate, forward rate agreements, options on swaps, and exchange-traded futures and options are also used.

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

We have entered into interest-rate swap agreements to modify our interest revenue from certain available-for-sale securities from a fixed rate to a floating rate. The securities hedged have a weighted-average life of approximately 7.9 years. These securities are hedged with interest-rate swap contracts of similar maturity, repricing and fixed-rate coupons. The interest-rate swap contracts convert the interest revenue from a fixed rate to a floating rate indexed to LIBOR, thereby mitigating our exposure to fluctuations in the fair value of the securities attributable to changes in the benchmark interest rate.

We have entered into interest-rate swap agreements to modify our interest expense on one senior note and two subordinated notes from a fixed rate to a floating rate. The senior note matures in 2014 and pays fixed interest at a 4.30% annual rate. Of the two subordinated notes, the first matures in 2016 and pays fixed interest at a 5.30% annual rate and the second matures in 2018 and pays fixed interest at a 5.25% annual rate. These notes are hedged with interest-rate swap contracts with similar notional amounts, maturities and fixed-rate coupons. The interest-rate swap contracts convert the fixed-rate coupons to a floating rate indexed to LIBOR, thereby mitigating our exposure to fluctuations in the fair value of the subordinated notes stemming from changes in the benchmark interest rate.

Cash flow hedges

Derivatives designated as cash flow hedges are utilized to offset the variability of cash flows to be received from or paid on a floating-rate asset or liability. Gains and losses on cash flow hedges that are considered highly effective are recorded in other comprehensive income until earnings are affected by the hedged item. When gains or losses are reclassified from accumulated other comprehensive income into earnings, they are recorded in net interest revenue. The ineffectiveness of cash flow hedges, defined as the extent to which the changes in fair value of the derivative exceeded the variability of cash flows of the forecasted transaction, is recorded in processing fees and other revenue.

We have entered into interest-rate swap agreements to modify our interest revenue from certain available-for-sale securities from a floating rate to a fixed rate. The securities hedged have a weighted-average life of approximately 3.4 years. These securities are hedged with interest-rate swap contracts of similar

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 11.    Derivative Financial Instruments (Continued)

maturities, repricing and other characteristics. The interest-rate swap contracts convert the interest revenue from a floating rate to a fixed rate, thereby mitigating our exposure to fluctuations in the cash flows of the securities attributable to changes in the benchmark interest rate.

During the first six months of 2010, we terminated an interest-rate swap agreement with an aggregate notional amount of $200 million, which had modified our interest payments on a subordinated note maturing in 2015 from a floating rate to a fixed rate. A cumulative mark-to-market loss of $24 million on the interest-rate swap agreement was recorded in other comprehensive income as of the termination date; this loss will be amortized into interest expense in our consolidated statement of income over the remaining term of the subordinated note.

The following table presents the aggregate contractual, or notional, amounts of derivative financial instruments held or issued for trading and asset and liability management activities as of the dates indicated:

(In millions)	June 30, 2010	December 31, 2009
Trading:
Interest-rate contracts:
Swap agreements	$10,378	$261
Options and caps purchased	150	169
Options and caps written	150	169
Futures	20,282	747
Foreign exchange contracts:
Forward and spot	663,443	565,661
Options purchased	14,328	10,977
Options written	14,910	10,710
Credit derivative contracts:
Credit default swap agreements	155	170
Other contracts:
Options written	50,903	52,948
Asset and liability management:
Interest-rate contracts:
Swap agreements	2,905	2,577

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

	June 30, 2010			December 31, 2009
(In millions)	Fair Value Hedges	Cash Flow Hedges	Total	Fair Value Hedges	Cash Flow Hedges	Total
Available-for-sale investment securities	$1,648	$157	$1,805	$1,707	$170	$1,877
Long-term debt(1)	1,100	—	1,100	500	200	700

Total	$2,748	$157	$2,905	$2,207	$370	$2,577

(1)

As of June 30, 2010 and December 31, 2009, fair value hedges of long-term debt increased the carrying value of long-term debt presented in our consolidated statement of condition by $71 million and $31 million, respectively.

The contractual and weighted-average interest rates, which include the effects of hedges related to these financial instruments, were as follows for the periods indicated:

	Three Months Ended June 30,
	2010		2009
	Contractual Rates	Rate Including Impact of Hedges	Contractual Rates	Rate Including Impact of Hedges
Long-term debt	3.73%	3.23%	3.97%	3.85%

	Six Months Ended June 30,
	2010		2009
	Contractual Rates	Rate Including Impact of Hedges	Contractual Rates	Rate Including Impact of Hedges
Long-term debt	3.74%	3.26%	4.28%	4.15%

For cash flow hedges, any changes in the fair value of the derivative financial instruments remain in accumulated other comprehensive income and are generally recorded in our consolidated statement of income in future periods when earnings are affected by the variability of the hedged cash flow.

Foreign exchange trading revenue related to foreign exchange contracts was $185 million and $190 million for the three months ended June 30, 2010 and 2009, respectively, and $319 million and $381 for the six months ended June 30, 2010 and 2009, respectively. Future cash requirements, if any, related to foreign exchange contracts are represented by the gross amount of currencies to be exchanged under each contract unless we and the counterparty have agreed to pay or receive the net contractual settlement amount on the settlement date.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 11.    Derivative Financial Instruments (Continued)

The following tables present the fair value of derivative financial instruments, excluding the effect of master netting agreements, recorded in our consolidated statement of condition. The impact of master netting agreements is disclosed in note 10.

	Asset Derivatives		Liability Derivatives
	June 30, 2010		June 30, 2010
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives utilized in trading activities:
Interest-rate contracts	Other assets	$62	Other liabilities	$45
Foreign exchange contracts	Other assets	9,435	Other liabilities	9,519
Credit derivative contracts	Other assets	1	Other liabilities	1

Total		$9,498		$9,565

Derivatives designated as hedges:
Interest-rate contracts	Other assets	$72	Other liabilities	$293

Total		$72		$293

	Asset Derivatives		Liability Derivatives
	December 31, 2009		December 31, 2009
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives utilized in trading activities:
Interest-rate contracts	Other assets	$13	Other liabilities	$13
Foreign exchange contracts	Other assets	6,345	Other liabilities	6,398
Credit derivative contracts	Other assets	1	Other liabilities	1

Total		$6,359		$6,412

Derivatives designated as hedges:
Interest-rate contracts	Other assets	$20	Other liabilities	$206

Total		$20		$206

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 11.    Derivative Financial Instruments (Continued)

The following tables present the effect of our use of derivative financial instruments on our consolidated statement of income:

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
(In millions)		Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Derivatives utilized in trading activities:
Interest-rate contracts	Trading services revenue	$(1)	$(2)
Interest-rate contracts	Processing fees and other revenue	3	14
Foreign exchange contracts	Trading services revenue	188	331
Foreign exchange contracts	Processing fees and other revenue	(5)	(7)

Total		$185	$336

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
(In millions)		Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Derivatives utilized in trading activities:
Interest-rate contracts	Processing fees and other revenue	$1	$(76)
Foreign exchange contracts	Trading services revenue	189	380
Other Derivative contracts	Trading services revenue	(2)	(2)

Total		$188	$302

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income		Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
(In millions)		Three Months Ended June 30, 2010	Six Months Ended June 30, 2010			Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Derivatives designated as fair value hedges:
Interest-rate contracts	Net interest revenue	$11	$20	Long-term debt	Net interest revenue	$(18)	$(34)
Interest-rate contracts	Processing fees and other revenue	38	40	Long-term debt	Processing fees and other revenue	(36)	(35)
Interest-rate contracts	Processing fees and other revenue	(81)	(90)	Available-for-sale securities	Processing fees and other revenue	81	90

Total		$(32)	$(30)			$27	$21

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 11.    Derivative Financial Instruments (Continued)

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income		Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
(In millions)		Three Months Ended June 30, 2009	Six Months Ended June 30, 2009			Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Derivatives designated as fair value hedges:
Interest-rate contracts	Net interest revenue	$(25)	$(23)	Long-term debt	Net interest revenue	$25	$23
Interest-rate contracts	Net interest revenue	1	2	Deposits	Net interest revenue	(1)	(2)
Interest-rate contracts	Processing fees and other revenue	117	192	Available-for-sale securities	Processing fees and other revenue	(134)	(212)

Total		$93	$171			$(110)	$(191)

Differences between the gains (losses) on the derivative and the gains (losses) on the hedged item represent hedge ineffectiveness.

	Amount of Gain (Loss) on Derivative Recognized in Other Comprehensive Income		Location of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income	Amount of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income		Location of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
(In millions)	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010		Three Months Ended June 30, 2010	Six Months Ended June 30, 2010		Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Derivatives designated as cash flow hedges:
Interest-rate contracts	$5	$5	Net interest revenue	$(2)	$(3)	Net interest revenue	—	$2

Total	$5	$5		$(2)	$(3)		—	$2

	Amount of Gain (Loss) on Derivative Recognized in Other Comprehensive Income		Location of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income	Amount of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income		Location of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
(In millions)	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009		Three Months Ended June 30, 2009	Six Months Ended June 30, 2009		Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Derivatives designated as cash flow hedges:
Interest-rate contracts	$11	$15	Net interest revenue	—	—	Net interest revenue	—	—

Total	$11	$15		—	—		—	—

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 12.    Net Interest Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2010	2009	2010	2009
Interest revenue:
Deposits with banks	$22	$43	$41	$104
Investment securities:
U.S. Treasury and federal agencies	170	123	309	268
State and political subdivisions	56	58	110	116
Other investments	517	480	1,067	861
Securities purchased under resale agreements and federal funds sold	6	6	10	14
Loans and leases(1)	74	60	185	103
Trading account assets	—	2	1	19
Interest revenue associated with AMLF	—	1	—	25
Other interest-earning assets	1	—	1	1

Total interest revenue	846	773	1,724	1,511

Interest expense:
Deposits	46	54	79	119
Short-term borrowings(1)	71	55	183	87
Long-term debt	71	83	143	143
Interest expense associated with AMLF	—	1	—	18

Total interest expense	188	193	405	367

Net interest revenue	$658	$580	$1,319	$1,144

(1)

Amounts for the three and six months ended June 30, 2010 included $14 million and $67 million, respectively, related to the third-party asset-backed securitization trusts consolidated into our financial statements on January 1, 2010 in connection with our adoption of a new accounting standard. These trusts were de-consolidated during the three months ended June 30, 2010, as disclosed in note 10.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 13.    Securities Lending Charge

During the second quarter of 2010, we recorded an aggregate pre-tax charge of $414 million, including associated legal costs of $9 million, in our consolidated statement of income with respect to the cash collateral pools underlying SSgA-managed investment funds engaged in securities lending, as well as the cash collateral pools underlying our agency lending program. Of the total charge, $330 million provided for a one-time cash contribution to the SSgA lending funds, based on our assessment relative to previously disclosed asserted and unasserted claims and our evaluation of the ultimate resolution of such claims, as well as the effect of the redemption restrictions originally imposed by SSgA on the lending funds. In light of our evaluation of these and other issues, we elected to make the cash contribution to the SSgA lending funds to restore the net asset value per unit of the underlying cash collateral pools to $1.00 on June 30, 2010. As a result of this action, SSgA plans to remove the redemption restrictions from the SSgA lending funds in August 2010.

The pre-tax charge also included an accrual of $75 million to establish a reserve to address certain potential inconsistencies in connection with our implementation of the redemption restrictions applicable to the cash collateral pools underlying our agency lending program. This charge was based on the results of a review of our implementation of the redemption restrictions with respect to participants in the agency lending collateral pools, and our assessment of the amount required to compensate clients for the dilutive effect of redemptions which may not have been consistent with the intent of the policy. For additional information, refer to the “Legal Proceedings” section of note 7.

Note 14.    Income Taxes

We recorded an income tax benefit of $82 million for the three months ended June 30, 2010, compared to income tax expense of $242 million for the three months ended June 30, 2009. Income tax expense for the six months ended June 30, 2010 was $125 million, compared to $380 million for the six months ended June 30, 2009. The decline in income tax expense for both 2010 periods compared to the 2009 periods primarily resulted from a discrete tax benefit of $180 million generated by the restructuring of former non-U.S. conduit assets and lower pre-tax earnings. Excluding the tax benefit, the effective tax rate for the six months ended June 30, 2010 was 29% compared to 28% for the six months ended June 30, 2009.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 15.    Earnings Per Common Share

The following table presents the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2010	2009	2010	2009
Net income before extraordinary loss	$432	$502	$927	$978
Less:
Prepayment of preferred stock discount	—	(106)	—	(106)
Preferred stock dividends	—	(21)	—	(46)
Accretion of preferred stock discount	—	(5)	—	(11)

Net income before extraordinary loss available to common shareholders	432	370	927	815
Payments for cash dividends(1)	(5)	(5)	(10)	(112)

Undistributed earnings	$427	$365	$917	$703

Average shares outstanding (in thousands):
Basic average shares	495,606	462,399	495,099	447,370
Adjusted participating securities	5,912	797	4,522	717

Adjusted basic average shares	501,518	463,196	499,621	448,087

Basic average shares	495,606	462,399	495,099	447,370
Effect of dilutive securities:
Stock options and stock awards	3,280	3,415	3,196	3,113

Diluted average shares	498,886	465,814	498,295	450,483

Anti-dilutive securities(2)	14,294	12,996	10,969	17,261

Earnings per Share:
Basic:
Distributed	$.01	$.01	$.02	$.25
Undistributed(3)	.86	.79	1.84	1.57

Basic	$.87	$.80	$1.86	$1.82
Diluted	$.87	$.79	$1.86	$1.81

(1)

Represents payments during the period to common shareholders and to participating securities, composed of holders of unvested restricted stock and director stock, which participating securities have nonforfeitable rights to dividends during the vesting period on a basis equivalent to dividends paid to common shareholders.

(2)	Represents stock options, restricted stock and other securities outstanding but not included in the computation of diluted average shares because their effect was anti-dilutive.
(3)	Represents undistributed earnings divided by adjusted basic average shares.

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

The following is a summary of our line of business results. The amounts presented in the “Other” column for 2010 represent merger and integration costs recorded in connection with acquisitions. The amounts presented in the “Other” column for 2009 represent merger and integration costs recorded in connection with our acquisition of Investors Financial, and, for the six months ended June 30, 2009, also include net interest revenue earned in connection with our participation in the AMLF. The amounts presented in both “Other” columns were not allocated to State Street’s business lines.

	For the Three Months Ended June 30,
	Investment Servicing		Investment Management		Other		Total
(Dollars in millions, except where otherwise noted)	2010	2009	2010	2009	2010	2009	2010	2009
Fee revenue:
Servicing fees	$957	$795					$957	$795
Management fees	—	—	$217	$193			217	193
Trading services	326	310	—	—			326	310
Securities finance	84	133	25	68			109	201
Processing fees and other	63	(10)	24	27			87	17

Total fee revenue	1,430	1,228	266	288			1,696	1,516
Net interest revenue	641	562	17	18			658	580
Gains (Losses) related to investment securities, net	(50)	26	—	—			(50)	26

Total revenue	2,021	1,816	283	306			2,304	2,122
Provision for loan losses	10	14	—	—			10	14
Expenses from operations	1,276	1,152	213	200			1,489	1,352
Securities lending charge	75	—	339	—			414	—
Merger and integration costs	—	—	—	—	$41	$12	41	12

Total expenses	1,351	1,152	552	200	41	12	1,944	1,364

Income (Loss) from continuing operations before income taxes	$660	$650	$(269)	$106	$(41)	$(12)	$350	$744

Pre-tax margin	33%	36%	(95)%	35%
Average assets (in billions)	$147.1	$147.9	$3.9	$3.5			$151.0	$151.4

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 16.    Line of Business Information (Continued)

	For the Six Months Ended June 30,
	Investment Servicing		Investment Management		Other		Total
(Dollars in millions, except where otherwise noted)	2010	2009	2010	2009	2010	2009	2010	2009
Fee revenue:
Servicing fees	$1,837	$1,561					$1,837	$1,561
Management fees	—	—	$443	$374			443	374
Trading services	568	555	—	—			568	555
Securities finance	142	258	39	124			181	382
Processing fees and other	153	23	54	43			207	66

Total fee revenue	2,700	2,397	536	541			3,236	2,938
Net interest revenue	1,288	1,103	31	34		$7	1,319	1,144
Gains related to investment securities, net	45	42	—	—		—	45	42

Total revenue	4,033	3,542	567	575		7	4,600	4,124
Provision for loan losses	25	98	—	—		—	25	98
Expenses from operations	2,610	2,291	445	348		—	3,055	2,639
Securities lending charge	75	—	339	—		—	414	—
Merger and integration costs	—	—	—	—	$54	29	54	29

Total expenses	2,685	2,291	784	348	54	29	3,523	2,668

Income (Loss) from continuing operations before income taxes	$1,323	$1,153	$(217)	$227	$(54)	$(22)	$1,052	$1,358

Pre-tax margin	33%	33%	(38)%	39%
Average assets (in billions)	$143.0	$144.6	$4.0	$3.2			$147.0	$147.8

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 17.    Non-U.S. Activities

We define non-U.S. activities as those revenue-producing assets and business activities that arise from clients domiciled outside the U.S. Due to the nature of our business, precise segregation of U.S. and non-U.S. activities is not possible. Subjective judgments have been applied to determine results of operations related to our non-U.S. activities, including our application of transfer pricing and our asset and liability management policies. Interest expense allocations are based on the average cost of short-term borrowings.

The following table summarizes our non-U.S. results of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2010	2009	2010	2009
Total fee revenue	$690	$620	$1,369	$1,248
Net interest revenue	135	66	283	127
Gains (Losses) related to investment securities, net	(13)	(12)	50	(19)

Total revenue	812	674	1,702	1,356
Expenses	770	561	1,425	1,190

Income before income taxes	42	113	277	166
Income tax expense	17	44	106	63

Net income	$25	$69	$171	$103

The following table summarizes our non-U.S. assets as of June 30, 2010 and December 31, 2009, based on the domicile location of the underlying counterparties:

(In millions)	2010	2009
Interest-bearing deposits with banks	$16,302	$15,052
Non-U.S. investment securities	20,699	21,216
Other assets	26,776	16,031

Total assets	$63,777	$52,299

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors

State Street Corporation

We have reviewed the consolidated statement of condition of State Street Corporation and subsidiaries as of June 30, 2010, and the related consolidated statements of income for the three- and six-month periods ended June 30, 2010 and 2009, and the consolidated statements of changes in shareholders’ equity and cash flows for the six-month periods ended June 30, 2010 and 2009. These financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of condition of State Street Corporation and subsidiaries as of December 31, 2009, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated February 22, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of condition as of December 31, 2009, is fairly stated, in all material respects, in relation to the consolidated statement of condition from which it has been derived.

/s/  Ernst & Young LLP

Boston, Massachusetts

August 6, 2010

FORM 10-Q PART I CROSS-REFERENCE INDEX

The information required by the items presented below is incorporated herein by reference from the “Financial Information” section of this Form 10-Q.

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statement of Income (Unaudited) for the three and six months ended June 30, 2010 and 2009	46

	Consolidated Statement of Condition as of June 30, 2010 (Unaudited) and December 31, 2009	47

	Consolidated Statement of Changes in Shareholders’ Equity (Unaudited) for the six months ended June 30, 2010 and 2009	48

	Consolidated Statement of Cash Flows (Unaudited) for the six months ended June 30, 2010 and 2009	49

	Condensed Notes to Consolidated Financial Statements (Unaudited)	51

	Report of Independent Registered Public Accounting Firm	96

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	2

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45

Item 4.	Controls and Procedures	45

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

The exhibits listed in the Exhibit Index on page 100 of this Form 10-Q are filed herewith or are incorporated herein by reference to other SEC filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STATE STREET CORPORATION (Registrant)
Date: August 6, 2010	By:	/s/ EDWARD J. RESCH
Edward J. Resch
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 6, 2010	By:	/s/ JAMES J. MALERBA
James J. Malerba
Executive Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

12	Ratios of earnings to fixed charges

15	Letter regarding unaudited interim financial information

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Label Linkbase Document.*

101.PRE	XBRL Taxonomy Presentation Linkbase Document.*

*	submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the three and six months ended June 30, 2010 and 2009, (ii) Consolidated Statement of Condition as of June 30, 2010 and December 31, 2009, (iii) Consolidated Statement of Changes in Shareholders’ Equity for the six months ended June 30, 2010 and 2009, (iv) Consolidated Statement of Cash Flows for the six months ended June 30, 2010 and 2009, and (v) Condensed Notes to Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.