Form 10-Q
period 2010-09-30
STATE STREET Corp
filed 2010-11-05
CIK 93751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of State Street’s common stock outstanding on October 29, 2010 was 502,024,979

STATE STREET CORPORATION

Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2010

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

GENERAL

State Street Corporation is a financial holding company headquartered in Boston, Massachusetts. Through its subsidiaries, including its principal banking subsidiary, State Street Bank and Trust Company, referred to as State Street Bank, State Street Corporation provides a full range of products and services to meet the needs of institutional investors worldwide. Unless otherwise indicated or unless the context requires otherwise, all references in this Management’s Discussion and Analysis to “State Street,” “we,” “us,” “our” or similar terms mean State Street Corporation and its subsidiaries on a consolidated basis. All references in this Form 10-Q to the parent company are to State Street Corporation. At September 30, 2010, we had consolidated total assets of $172.96 billion, consolidated total deposits of $105.03 billion, consolidated total shareholders’ equity of $17.57 billion and employed 28,940.

Our customers include mutual funds, collective investment funds and other investment pools, corporate and public retirement plans, insurance companies, foundations, endowments and investment managers. Our two lines of business, Investment Servicing and Investment Management, provide products and services including custody, recordkeeping, daily pricing and administration, shareholder services, foreign exchange, brokerage and other trading services, securities finance, deposit and short-term investment facilities, loan and lease financing, investment manager and alternative investment operations outsourcing, performance, risk and compliance analytics, investment research services and investment management, including passive and active U.S. and non-U.S. equity and fixed-income strategies. We had $20.23 trillion of assets under custody and administration and $1.90 trillion of assets under management at September 30, 2010. Information about these assets, and financial information about our business lines, is provided in the “Consolidated Results of Operations—Total Revenue” and “Line of Business Information” sections of this Management’s Discussion and Analysis.

This Management’s Discussion and Analysis is part of our Quarterly Report on Form 10-Q for the third quarter of 2010, which we filed with the SEC, and updates the Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2009, which we refer to as the 2009 Form 10-K, and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010. We previously filed these reports with the SEC. You should read the financial information in this Management’s Discussion and Analysis and elsewhere in this Form 10-Q in conjunction with the financial and other information contained in those reports. Certain previously reported amounts have been reclassified to conform to current period classifications as presented in this Form 10-Q.

We prepare our consolidated financial statements in accordance with United States generally accepted accounting principles, which we refer to as GAAP, and which require management to make judgments in the application of its accounting policies that involve significant estimates and assumptions about the effect of matters that are inherently uncertain. Certain accounting policies are considered by management to be relatively more significant in this respect. These policies relate to the accounting for fair value measurement; the accounting for interest revenue recognition and other-than-temporary impairment; and the accounting for goodwill and other intangible assets. Additional information about these accounting policies is included in the “Significant Accounting Estimates” section of Management’s Discussion and Analysis in our 2009 Form 10-K. These accounting policies were not changed during the first nine months of 2010.

Certain financial information provided in this Management’s Discussion and Analysis has been prepared on both a GAAP basis and a non-GAAP, or “operating” basis. Management measures and compares certain financial information on an operating basis, as it believes this presentation supports meaningful comparisons from period to period and the analysis of comparable financial trends with respect to State Street’s normal

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

ongoing business operations. Management believes that operating-basis financial information, which reports revenue from non-taxable sources on a fully taxable-equivalent basis and excludes the effect of revenue and expenses outside of the normal course of our business, facilitates an investor’s understanding and analysis of State Street’s underlying financial performance and trends. Operating-basis financial information should be considered in addition to, not as a substitute for or superior to, financial information prepared in accordance with GAAP.

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

Forward-looking statements are subject to various risks and uncertainties, which change over time, are based on management’s expectations and assumptions at the time the statements are made, and are not guarantees of future results. Management’s expectations and assumptions, and the continued validity of the forward-looking statements, are subject to change due to a broad range of factors affecting the national and global economies, the equity, debt, currency and other financial markets, as well as factors specific to State Street and its subsidiaries, including State Street Bank. Factors that could cause changes in the expectations or assumptions on which forward-looking statements are based include, but are not limited to:

•

changes in law or regulation that may adversely affect our, our clients’ or our counterparties’ business activities and the products or services that we sell, including additional or increased taxes or assessments, capital adequacy requirements and changes that expose us to risks related to compliance;

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

•

the risks that acquired businesses will not be integrated successfully, or that the integration will take longer than anticipated, that expected synergies will not be achieved or unexpected disynergies will be experienced, that client and deposit retention goals will not be met, that other regulatory or operational challenges will be experienced or that disruptions from the transaction will harm relationships with clients, employees or regulators;

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

•

our ability to grow revenue, attract, retain and compensate highly skilled people, control expenses and attract the capital necessary to achieve our business goals and comply with regulatory requirements;

•

our ability to control operating risks, information technology systems risks and outsourcing risks, and our ability to protect our intellectual property rights, the possibility of errors in the quantitative models we use to manage our business and the possibility that our controls will fail or be circumvented;

•	the potential for new products and services to impose additional costs on us and expose us to increased operational risk;

•	changes in accounting standards and practices; and

•	changes in the interpretation of existing tax laws by U.S. and non-U.S. tax authorities that affect the amount of taxes due.

Therefore, actual outcomes and results may differ materially from what is expressed in our forward-looking statements and from our historical financial results due to the factors discussed in this section and elsewhere in this Form 10-Q or disclosed in our other SEC filings, including the risk factors discussed in our 2009 Form 10-K. Forward-looking statements should not be relied upon as representing our expectations or beliefs as of any date subsequent to the time this Form 10-Q is filed with the SEC. We undertake no obligation to revise the forward-looking statements contained in this Form 10-Q to reflect events after the time it is filed with the SEC. The factors discussed above are not intended to be a complete summary of all risks and uncertainties that may affect

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

our businesses. We cannot anticipate all potential economic, operational and financial developments that may adversely affect our consolidated results of operations and financial condition.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

OVERVIEW OF FINANCIAL RESULTS(1)

	Quarters Ended September 30,			Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2010	2009	% Change	2010	2009	% Change
Total fee revenue	$1,569	$1,471	7%	$4,805	$4,409	9%
Net interest revenue	724	723	—	2,043	1,867	9
Gains related to investment securities, net	17	42		62	84

Total revenue	2,310	2,236	3	6,910	6,360	9
Provision for loan losses	1	16		26	114
Expenses:
Expenses from operations	1,518	1,472	3	4,552	4,111	11
Securities lending charge	—	—		414	—
Provision for legal exposure	—	250		—	250
Merger and integration costs and U.K. bonus tax, net	9	11		84	40

Total expenses	1,527	1,733	(12)	5,050	4,401	15

Income before income tax expense and extraordinary loss	782	487	61	1,834	1,845	—
Income tax expense	236	160		361	540

Income before extraordinary loss	546	327	67	1,473	1,305	13
Extraordinary loss, net of taxes	—	—		—	(3,684)

Net income (loss)	$546	$327		$1,473	$(2,379)

Adjustments to net income (loss):
Preferred stock dividends and accretion/prepayment of discount(2)	—	—		—	(163)
Earnings allocated to participating securities(3)	(6)	—		(14)	—

Net income before extraordinary loss available to common shareholders	$540	$327		$1,459	$1,142

Net income (loss) available to common shareholders	$540	$327		$1,459	$(2,542)

Earnings per common share before extraordinary loss:
Basic	$1.09	$.66		$2.94	$2.48
Diluted	1.08	.66		2.93	2.45
Earnings (Loss) per common share:
Basic	$1.09	$.66		$2.94	$(5.47)
Diluted	1.08	.66		2.93	(5.45)
Average common shares outstanding (in thousands):
Basic	495,729	493,453		495,312	462,900
Diluted	498,159	498,290		497,715	466,234
Cash dividends declared	.01	.01		.03	.03
Return on common shareholders’ equity(4)	12.9%	10.2%		12.4%	12.8%

(1)

Financial results for the quarter and nine months ended September 30, 2010 included those of acquired businesses from their respective dates of acquisition, as described in the following “Financial Highlights” section.

(2)

Adjustments related to preferred stock issued in connection with the U.S. Treasury’s TARP program in 2008 and redeemed in June 2009. See note 15 to the consolidated financial statements in this Form 10-Q.

(3)

Adjustments for the third quarter and first nine months of 2010 represent allocation of earnings to participating securities using the two-class method. See note 15 to the consolidated financial statements in this Form 10-Q.

(4)

Return on common shareholders’ equity for the nine months ended September 30, 2009 was determined by dividing annualized net income before extraordinary loss available to common shareholders by average common shareholders’ equity for the respective period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Financial Highlights

This section provides highlights with respect to our financial results for the third quarter of 2010 presented in the preceding table. Additional information, including information with respect to our year-to-date results, is provided under “Consolidated Results of Operations,” which follows this section.

During the second quarter of 2010, we completed our acquisitions of Intesa Sanpaolo’s securities services business (May 17, 2010) and Mourant International Finance Administration (April 1, 2010). For the third quarter of 2010, these acquired businesses added approximately $120 million of revenue and $90 million of expenses, excluding merger and integration costs, to our consolidated statement of income, and $180 million of revenue and $140 million of expenses, excluding merger and integration costs, from the respective acquisition dates through September 30, 2010. We also recorded aggregate merger and integration costs of about $8 million in connection with these acquisitions during the third quarter of 2010 and $42 million from the respective acquisition dates through September 30, 2010.

Total revenue for the third quarter of 2010 increased 3% compared to the same period in 2009, with total fee revenue up 7% in the same comparison. Servicing fee revenue increased 19% compared to the third quarter of 2009, primarily the result of the addition of revenue from the acquired Intesa and Mourant businesses, the impact of new business won and installed in the current quarter and prior periods on current-period revenue and increases in equity market valuations. Management fee revenue declined 3% compared to the third quarter of 2009, primarily as a result of the impact of changes in business mix, as reflected in assets under management, partly offset by improvement in equity market valuations.

Trading services revenue declined 15% compared to the third quarter of 2009, primarily as a result of a 30% decline in foreign exchange trading services, related to lower spreads on foreign exchange trading and lower trading volumes, as the weakness in the trading markets continued. This decline was slightly offset by a 3% increase in brokerage and other fees, due to strength in electronic trading and transition management, the latter overseas. Securities finance revenue declined 35% compared to the third quarter of 2009, primarily as a result of lower spreads and lower levels of client demand in the securities lending market. The average balance of securities on loan for the third quarter of 2010 was $382 billion, compared to $399 billion for the third quarter of 2009. Processing fees and other revenue increased 58%, from $45 million to $71 million, primarily as a result of higher levels of net revenue related to structured products and income from joint ventures in the third quarter of 2010.

Net interest revenue was essentially flat for the third quarter of 2010 compared to the third quarter of 2009, on both a GAAP and fully taxable-equivalent basis (the latter $757 million compared to $754 million, reflecting increases from tax-equivalent adjustments of $33 million and $31 million, respectively). Generally, the impact of a larger investment securities portfolio, as we continued our re-investment strategy, combined with the full-quarter impact of the deposits added by the acquired Intesa business, was largely offset by a lower level of discount accretion ($189 million in the third quarter of 2010 compared to $279 million in the third quarter of 2009). This accretion was generated by the assets added to our consolidated balance sheet in connection with the May 2009 commercial paper conduit consolidation, which is discussed under “Total Revenue—Net Interest Revenue” in this Management’s Discussion and Analysis.

Net interest margin, computed on fully taxable-equivalent net interest revenue, decreased 11 basis points from 2.47% in the third quarter of 2009 to 2.36% in the third quarter of 2010. The above-mentioned $189 million of discount accretion accounted for 59 basis points of net interest margin for the third quarter of 2010, compared to 91 basis points for the third quarter of 2009. Excluding the effect of accretion, fully taxable-equivalent net

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

interest revenue for the third quarter of 2010 would have been $568 million ($757 million less $189 million), an increase of 20% from $475 million ($754 million less $279 million) for the third quarter of 2009, and net interest margin for the third quarter of 2010 would have been 1.77% compared to 1.56% for the third quarter of 2009.

We recorded net realized gains of $91 million from sales of available-for-sale securities during the third quarter of 2010, compared to net realized gains of $141 million during the third quarter of 2009. Separately, we recorded net other-than-temporary impairment of $74 million during the third quarter of 2010, largely related to non-agency mortgage-backed securities, compared to $99 million during the third quarter of 2009. The aggregate net realized gains and net impairment losses resulted in net gains related to investment securities of $17 million for the third quarter of 2010, compared to net gains of $42 million for the same period in 2009.

Total expenses for the third quarter of 2010 declined 12% compared to the third quarter of 2009, from $1.73 billion to $1.53 billion. If the third-quarter 2009 provision of $250 million for legal exposure related to certain active fixed-income strategies managed by State Street Global Advisors, or SSgA, is excluded, total expenses in the quarterly comparison increased 3%, from $1.48 billion ($1.73 billion less $250 million) to $1.53 billion, primarily reflective of the addition of salaries and employee benefits and information systems and communication expenses from the acquired Intesa and Mourant businesses, as well as higher expenses related to transaction processing, partly offset by a decline in other expenses associated with a $50 million insurance recovery related to legal proceedings.

We recorded income tax expense of $236 million for the third quarter of 2010, compared to $160 million for the third quarter of 2009. Our effective tax rate for the third quarter of 2010 was 30.1%, compared to 32.8% for the same period in 2009.

At September 30, 2010, we had aggregate assets under custody and administration of $20.23 trillion, which increased $1.43 trillion, or 8%, from $18.79 trillion at December 31, 2009, and increased $2.29 trillion, or 13%, from $17.94 trillion at September 30, 2009. At September 30, 2010, we had aggregate assets under management of $1.90 trillion, which decreased $7 billion from $1.91 trillion at December 31, 2009, and increased $169 billion, or 10%, from $1.74 trillion at September 30, 2009. The increases in assets under custody and administration from September 30, 2009 and December 31, 2009 to September 30, 2010 reflected the addition of servicing assets from the Intesa and Mourant acquisitions and the installation of new business, as well as higher asset valuations associated with the improvement in the global financial markets. The increase in assets under management from September 30, 2009 to September 30, 2010 primarily reflected increases in asset valuations and net new business. The decrease in assets under management from December 31, 2009 to September 30, 2010 reflected net lost business partly offset by asset appreciation.

During the third quarter and first nine months of 2010, we won mandates for approximately $477 billion and $1.07 trillion, respectively, in assets to be serviced; $114 billion of the $477 billion and $286 billion of the aggregate of $1.07 trillion was installed prior to September 30, 2010, with the remainder expected to be installed during the fourth quarter of 2010 and in 2011. The new business not installed by September 30, 2010 was not included in assets under custody and administration at that date, and had no impact on servicing fee revenue for the third quarter or first nine months of 2010, as the assets are not included until their installation is complete and we begin to service them. Once installed, the assets generate servicing fee revenue in subsequent periods. We will provide various services for these assets including accounting, fund administration, custody, foreign exchange, securities finance, transfer agency, performance analytics, compliance reporting and monitoring, hedge fund servicing, private equity administration, real estate administration, depository banking services, wealth management services and investment manager operations outsourcing.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

CONSOLIDATED RESULTS OF OPERATIONS

This section discusses our consolidated results of operations for the third quarter and first nine months of 2010 compared to the same periods in 2009, and should be read in conjunction with the consolidated financial statements and accompanying condensed notes included in this Form 10-Q.

TOTAL REVENUE

	Quarters Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2010	2009	% Change	2010	2009	% Change
Fee revenue:
Servicing fees	$989	$833	19%	$2,826	$2,394	18%
Management fees	213	219	(3)	656	593	11
Trading services	228	269	(15)	796	824	(3)
Securities finance	68	105	(35)	249	487	(49)
Processing fees and other	71	45	58	278	111	150

Total fee revenue	1,569	1,471	7	4,805	4,409	9
Net interest revenue:
Interest revenue	904	898	1	2,628	2,409	9
Interest expense	180	175	3	585	542	8

Net interest revenue	724	723	—	2,043	1,867	9
Gains related to investment securities, net	17	42		62	84

Total revenue	$2,310	$2,236	3	$6,910	$6,360	9

Fee Revenue

Servicing and management fees collectively comprised approximately 77% and 72%, respectively, of our total fee revenue for the third quarter and first nine months of 2010 compared to approximately 72% and 68%, respectively, for the corresponding periods in 2009. These fees are a function of several factors, including the mix and volume of assets under custody and administration and assets under management, securities positions held and the volume of portfolio transactions, and the types of products and services used by customers, and are generally affected by changes in worldwide equity and fixed-income valuations.

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

In light of the above, we estimate, assuming all other factors remain constant, that a 10% increase or decrease in worldwide equity values would result in a corresponding change in our total revenue of approximately 2%. If fixed-income security values were to increase or decrease by 10%, we would anticipate a

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

corresponding change of approximately 1% in our total revenue. We would expect the foregoing relationships to exist in normalized financial markets, which we have not experienced since mid-2007. The disrupted conditions that began during the second half of 2007 have adversely affected our market-driven revenues, particularly foreign exchange trading services and securities finance. Even though the financial markets began to improve during the second half of 2009, the effect of the disrupted conditions on our total revenue, particularly our market-driven revenue, has been more significant than we would anticipate in normalized markets.

The following tables present selected equity market indices for the quarters and nine months ended September 30, 2010 and 2009. Daily averages and the averages of month-end indices demonstrate worldwide changes in equity market valuations that affect servicing and management fee revenue, respectively. Quarter-end indices are indicative of the factors influencing the values of assets under custody and administration and assets under management as of those dates. The index names listed in the table are service marks of their respective owners.

INDEX

	Daily Averages of Indices			Average of Month-End Indices			Quarter-End Indices
	For the Quarter Ended September 30,			For the Quarter Ended September 30,			As of September 30,
	2010	2009	% Change	2010	2009	% Change	2010	2009	% Change
S&P 500®	1,096	996	10%	1,097	1,022	7%	1,141	1,057	8%
NASDAQ®	2,237	1,984	13	2,246	2,037	10	2,369	2,122	12
MSCI EAFE®	1,472	1,440	2	1,487	1,492	—	1,561	1,553	1

	Daily Averages of Indices			Average of Month-End Indices
	For the Nine Months Ended September 30,			For the Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change
S&P 500®	1,118	900	24%	1,105	904	22%
NASDAQ®	2,286	1,737	32	2,261	1,758	29
MSCI EAFE®	1,493	1,256	19	1,480	1,273	16

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

The 19% increase in servicing fees in the quarterly comparison reflected the addition of revenue from the acquired Intesa and Mourant businesses, the impact of new business won and installed in the current quarter and prior periods on current-period revenue and increases in daily average equity market valuations. The 18% increase in the nine-month comparison reflected the impact of new business won and installed in the current quarter and prior periods on current-period revenue, increases in daily average equity market valuations and the addition of revenue from the acquired Intesa and Mourant businesses. For the third quarter and first nine months of 2010, servicing fees generated from customers outside the U.S. were approximately 44% and 41% of total servicing fees compared to approximately 37% for both the third quarter and first nine months of 2009. The following tables set forth the composition of assets under custody and administration.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

ASSETS UNDER CUSTODY AND ADMINISTRATION

(In billions)	September 30, 2010	December 31, 2009	September 30, 2009
Mutual funds	$5,018	$4,734	$4,582
Collective funds	4,000	3,580	3,455
Pension products	4,539	4,395	4,160
Insurance and other products	6,669	6,086	5,738

Total	$20,226	$18,795	$17,935

FINANCIAL INSTRUMENT MIX OF ASSETS UNDER CUSTODY AND ADMINISTRATION

(In billions)	September 30, 2010	December 31, 2009	September 30, 2009
Equities	$9,950	$8,828	$7,916
Fixed-income	7,607	7,236	7,077
Short-term and other investments	2,669	2,731	2,942

Total	$20,226	$18,795	$17,935

Management Fees

Management fees declined 3% in the third quarter of 2010 compared to the third quarter of 2009 and increased 11% for the first nine months of 2010 compared to the first nine months of 2009. The quarterly decrease resulted primarily from changes in business mix, discussed below, partly offset by increases in average month-end equity market valuations. The increase in the nine-month comparison was due to the effect of net new business on current-period revenue and increases in equity market valuations. Average month-end equity market valuations, individually presented in the preceding “INDEX” tables, were up an average of 6% for the third quarter of 2010 compared to the third quarter of 2009, and were up an average of 23% in the nine-month comparison. The relative percentage of our assets under management at September 30, 2010 related to passive equity and fixed-income strategies, which generally earn management fees at lower rates compared with active strategies, increased compared to September 30, 2009 and December 31, 2009. For the third quarter and first nine months of 2010, management fees generated from customers outside the U.S. were approximately 31% and 32%, respectively, of total management fees compared to approximately 35% and 33% for the third quarter and first nine months of 2009, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

ASSETS UNDER MANAGEMENT

(In billions)	September 30, 2010	December 31, 2009	September 30, 2009
Equities:
Passive	$860	$787	$730
Active and other	74	88	93
Company stock/ESOP	50	49	48

Total equities	984	924	871
Fixed-income:
Passive	445	445	324
Active	24	25	24
Cash and money market	451	517	516

Total fixed-income and cash/money market	920	987	864

Total	$1,904	$1,911	$1,735

The following table presents activity in assets under management for the twelve months ended September 30, 2010:

ASSETS UNDER MANAGEMENT

(In billions)
September 30, 2009	$1,735
Net new business	142
Market appreciation	34

December 31, 2009	$1,911
Net new business	(63)
Market appreciation	56

September 30, 2010	$1,904

Trading Services

Trading services revenue, which includes foreign exchange trading services revenue and brokerage and other trading fees, was down 15% in the third quarter of 2010 compared to the third quarter of 2009 and down 3% in the nine-month comparison. Foreign exchange trading services revenue for the third quarter and the first nine months of 2010 totaled $107 million and $426 million, respectively, down 30% and 20% from $152 million and $533 million, respectively, compared to the corresponding prior-year periods. The quarterly decrease was primarily the result of reduced spreads, a 6% decrease in aggregate customer volumes, substantially foreign exchange trading and sales, and a slight decrease in currency volatility. The nine-month decrease was primarily the result of the effect of reduced spreads and a 24% decline in currency volatility partly offset by a 10% increase in customer volumes, with volumes up in both custody foreign exchange services and foreign exchange trading and sales.

Brokerage and other trading fees totaled $121 million for the third quarter of 2010, up 3% from $117 million for the third quarter of 2009, and for the first nine months of 2010 totaled $370 million, up 27% from

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

$291 million for the first nine months of 2009. The increases in both comparisons were primarily the result of higher electronic trading volumes and increased levels of transition management revenue, particularly non-U.S. transitions.

Securities Finance

Our securities finance business consists of two components: investment funds with a broad range of investment objectives which are managed by SSgA and engage in agency securities lending, which we refer to as the SSgA lending funds; and an agency lending program for third-party investment managers and asset owners, which we refer to as the agency lending funds. Additional information with respect to the SSgA lending funds is also provided under “Line of Business Information—Investment Management” in this Management’s Discussion and Analysis.

Securities finance revenue for the third quarter of 2010 decreased 35% compared to the third quarter of 2009, primarily the result of lower spreads across all lending programs as well as a 4% decline in the average volume of securities on loan, from $399 billion for the third quarter of 2009 to $382 billion for the third quarter of 2010. For the first nine months of 2010, securities finance revenue declined 49% compared to the first nine months of 2009, principally the result of lower spreads, as average lending volume ($405 billion for both periods) was flat compared to the first nine months of 2009.

Market influences are expected to continue to affect our revenue from, and the profitability of, our securities lending activities for the remainder of 2010. While the average volume of securities on loan has generally stabilized over the past six quarters, spreads have declined significantly compared to those earned in late 2007 and throughout 2008 (which were extraordinarily high), reflecting prevailing interest rates and the effects of government actions taken to stimulate the economy.

In August 2010, SSgA removed the redemption restrictions from the SSgA lending funds, and we anticipate providing participants in the collateral pools underlying certain agency lending funds with greater control over their use of liquidity within such pools by the end of 2010 or in early 2011. These actions are expected to provide an opportunity for increased securities lending volumes, although their effect will be influenced by overall market and customer-specific factors and could, particularly in the short-term, result in decreased lending volumes. As long as securities lending spreads remain below the more normal levels generally experienced prior to late 2007, customer demand is likely to remain at a reduced level and our revenues from our securities lending activities will be adversely affected relative to the revenues we earned over the past two years.

During the disruption in the global financial markets that began in mid-2007, we have been able to manage the outflows from the cash collateral pools supporting the agency lending funds, as well as the effect of the disruptions in the credit markets, in a manner that substantially reduced the risk of loss to our clients. We imposed in 2008 and 2009, and continued to impose during the first nine months of 2010, restrictions on participant redemptions from the agency lending collateral pools in order to manage the liquidity in those pools. The net asset value of the agency lending collateral pools, determined using pricing information from independent third parties, fell, and has remained, below $1.00 per unit since 2007. As of September 30, 2010, the net asset value per unit, based on the market value of the agency lending collateral pools, ranged from $0.96 to $1.00, with the weighted-average net asset value per unit as of that date equal to $0.993, compared to a weighted-average net asset value per unit of $0.986 as of December 31, 2009.

At September 30, 2010, the aggregate net asset value of the agency lending collateral pools, assuming a constant net asset value of $1.00 per unit, would have been approximately $63 billion, which exceeded the aggregate market value of those collateral pools as of the same date by approximately $423 million. However, we

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

continue to transact purchases into and redemptions out of these pools at $1.00 per unit. We continue this practice for a number of reasons, including the fact that none of the securities in the cash collateral pools is currently in default or considered to be materially impaired, and the fact that there are restrictions on withdrawals from the agency lending collateral pools, which, absent a substantial reduction in the lending program, should permit the securities in the collateral pools to be held until they recover to their par value.

As of September 30, 2010, approximately 48% of the aggregate assets in the agency lending collateral pools had expected maturities of greater than 90 days. During the third quarter of 2010, as referenced earlier in this section, we announced plans to increase our agency lending clients’ ability to manage their access to liquidity in the agency lending collateral pools. We intend to separate certain agency lending collateral pools into two separate funds, one with complete liquidity and the other which will hold only longer-dated securities and which will only transact in-kind redemptions. We currently anticipate that such split will occur by the end of 2010 or in early 2011. This approach is intended to provide participants in these agency lending collateral pools with greater ability to manage their level of participation in the lending program and their access to liquidity.

As previously disclosed, in 2009, we determined that withdrawals by two related participants in one of the agency lending collateral pools were inconsistent with our redemption restrictions. In response, we redeemed in-kind the remaining units of such participants, effectively distributing, together with prior cash withdrawals, the same amount of cash and longer-dated securities that the participants would have received under the redemption restrictions. We remain in litigation with these participants; see note 7 to the consolidated financial statements included in this Form 10-Q. We also undertook a review of our implementation of the redemption restrictions with respect to other participants in the agency lending collateral pools. This review identified potential inconsistencies in connection with our implementation of the redemption policy. As a result of this review, and based on our assessment of the amount required to compensate clients for the dilutive effect of redemptions which may not have been consistent with the intent of the policy, we recorded a pre-tax charge of $75 million in our second-quarter 2010 consolidated statement of income to establish a reserve to address these potential inconsistencies.

Processing Fees and Other

Processing fees and other revenue was $71 million and $278 million for the third quarter and first nine months of 2010, respectively, compared to $45 million and $111 million, respectively, for the same periods in 2009. The increase in the quarterly comparison was due primarily to higher net revenue from structured products, including fees from our tax-exempt investment program, and an increase in income from joint ventures. In the nine-month comparison, the increase primarily resulted from higher net revenue from structured products, including fees from our tax-exempt investment program, net revenue related to certain tax-advantaged investments and an increase in income from joint ventures.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

NET INTEREST REVENUE

	For the Quarters Ended September 30,
	2010			2009
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest Revenue/ Expense	Rate	Average Balance	Interest Revenue/ Expense	Rate
Interest-bearing deposits with banks	$13,024	$22	.68%	$20,139	$29	.56%
Securities purchased under resale agreements	3,211	7	.85	4,424	6	.55
Federal funds sold	—	—	—	16	—	—
Trading account assets	427	—	—	157	—	—
Investment securities	98,169	837	3.39	84,811	827	3.87
Investment securities purchased under AMLF(1)	—	—	—	18	—	.55
Loans and leases	12,083	70	2.29	10,131	66	2.60
Other interest-earning assets	711	1	.28	1,140	1	.15

Total interest-earning assets	$127,625	$937	2.91	$120,836	$929	3.05

Interest-bearing deposits:
U.S	$9,841	$14	.56%	$6,085	$8	.47%
Non-U.S	70,512	48	.27	63,411	28	.18
Securities sold under repurchase agreements	8,000	1	.08	11,972	1	.02
Federal funds purchased	2,121	1	.08	1,368	—	.07
Short-term borrowings under AMLF(1)	—	—	—	18	—	.48
Other short-term borrowings	12,892	42	1.29	15,699	54	1.39
Long-term debt	8,566	72	3.33	8,949	82	3.67
Other interest-bearing liabilities	1,013	2	.89	961	2	.73

Total interest-bearing liabilities	$112,945	$180	.63	$108,463	$175	.64

Interest-rate spread			2.28%			2.41%
Net interest revenue—fully taxable-equivalent basis(2)		$757			$754

Net interest margin—fully taxable-equivalent basis			2.36%			2.47%
Net interest revenue—GAAP basis		$724			$723

(1)	Amounts represent averages of asset-backed commercial paper purchases under the Federal Reserve’s AMLF, and associated borrowings. The AMLF expired in February 2010.
(2)	Amounts include tax-equivalent adjustments of $33 million for 2010 and $31 million for 2009.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

	For the Nine Months Ended September 30,
	2010			2009
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest Revenue/ Expense	Rate	Average Balance	Interest Revenue/ Expense	Rate
Interest-bearing deposits with banks	$12,500	$63	.67%	$27,404	$133	.65%
Securities purchased under resale agreements	2,826	17	.81	4,170	20	.64
Federal funds sold	1	—	.30	89	—	.30
Trading account assets	249	—	—	2,509	19	1.02
Investment securities	96,111	2,386	3.32	76,862	2,134	3.71
Investment securities purchased under AMLF(1)	—	—	—	1,180	25	2.86
Loans and leases	11,710	256	2.92	9,310	170	2.45
Other interest-earning assets	959	2	.32	1,396	2	.19

Total interest-earning assets	$124,356	$2,724	2.93	$122,920	$2,503	2.72

Interest-bearing deposits:
U.S	$8,707	$27	.41%	$8,218	$54	.88%
Non-U.S	65,832	114	.23	61,070	101	.22
Securities sold under repurchase agreements	8,292	4	.07	11,760	3	.03
Federal funds purchased	1,861	1	.06	946	—	.05
Short-term borrowings under AMLF(1)	—	—	—	1,173	18	2.02
Other short-term borrowings	14,875	220	1.98	15,208	137	1.21
Long-term debt	8,719	215	3.28	7,602	225	3.95
Other interest-bearing liabilities	820	4	.71	1,163	4	.41

Total interest-bearing liabilities	$109,106	$585	.72	$107,140	$542	.67

Interest-rate spread			2.21%			2.05%
Net interest revenue—fully taxable-equivalent basis(2)		$2,139			$1,961

Net interest margin—fully taxable-equivalent basis			2.30%			2.13%
Net interest revenue—GAAP basis		$2,043			$1,867

(1)	Amounts represent averages of asset-backed commercial paper purchases under the Federal Reserve’s AMLF, and associated borrowings. The AMLF expired in February 2010.
(2)	Amounts include tax-equivalent adjustments of $96 million for 2010 and $94 million for 2009.

Net interest revenue is defined as the total of interest revenue earned on interest-earning assets less interest expense incurred on interest-bearing liabilities. Interest-earning assets, which principally consist of investment securities, interest-bearing deposits with banks, repurchase agreements, loans and leases and other liquid assets, are financed primarily by customer deposits and short-term borrowings. Net interest margin represents the relationship between annualized fully taxable-equivalent net interest revenue and average total interest-earning assets for the period. Changes in the components of average interest-earning assets and interest-bearing liabilities are discussed in more detail below. Additional detail about the components of interest revenue and interest expense is provided in note 12 to the consolidated financial statements included in this Form 10-Q.

For the third quarter of 2010, on both a GAAP and fully taxable-equivalent basis, net interest revenue was essentially flat compared to the third quarter of 2009 (with fully taxable-equivalent net interest revenue of

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

$757 million compared to $754 million, reflecting increases from tax-equivalent adjustments of $33 million and $31 million, respectively). For the nine months ended September 30, 2010, net interest revenue increased 9% on both a GAAP and fully taxable-equivalent basis compared to the corresponding 2009 period (with fully taxable-equivalent net interest revenue of $2.14 billion compared to $1.96 billion, reflecting increases from tax-equivalent adjustments of $96 million and $94 million, respectively). If the discount accretion related to former conduit securities, more fully described below, is excluded, fully taxable-equivalent net interest revenue for the third quarter of 2010 compared to the third quarter of 2009 increased to $568 million ($757 million less accretion of $189 million) from $475 million ($754 million less $279 million), an increase of 20%. The increase was primarily the result of the impact of a higher portfolio allocation to fixed-rate investment securities, U.S. and non-U.S. investment portfolio growth, and the impact of the Intesa deposits added in May 2010 in connection with that acquisition, partly offset by lower spreads on both floating-rate investment securities and non-U.S. transaction deposits.

The increases in the nine-month comparison referenced above were the result of a higher level of discount accretion in 2010; if the accretion ($573 million for the nine months ended September 30, 2010 and $391 million from the date of the conduit consolidation through September 30, 2009) is excluded, net interest revenue for the first nine months of 2010 was flat compared to the first nine months of 2009.

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

The timing and ultimate recognition of this accretion depends on factors that are outside of our control, including anticipated prepayment speeds and credit quality. The impact of these factors is uncertain and can be significantly influenced by general economic and financial market conditions. The timing and recognition of accretion can also be influenced by our ongoing management of the risk and other characteristics associated with our investment portfolio, including any resulting sales of securities from which we would otherwise generate accretion. Subsequent to the May 2009 consolidation, we have recorded aggregate discount accretion in interest revenue of $1.19 billion, composed of $621 million in 2009 and $573 million in the first nine months of 2010, the latter composed of $212 million, $172 million and $189 million in the first, second and third quarters of 2010, respectively. Depending on the factors discussed above, among others, we anticipate that, until the securities mature or are sold, discount accretion will be a material component of our net interest revenue, and may increase the volatility of our net interest revenue and margin.

Interest-bearing deposits with banks, including cash balances held at the Federal Reserve to satisfy reserve requirements, averaged $13.02 billion for the third quarter of 2010, a decrease of 35% compared to $20.14 billion for the third quarter of 2009, and for the first nine months of 2010 averaged $12.50 billion, a decrease of 54% compared to $27.40 billion for the same period in 2009. An average of $3.23 billion was held at the Federal Reserve Bank during the third quarter of 2010, a decrease of 56% compared to $7.38 billion for the same period in 2009. Balances for both periods exceeded minimum reserve requirements. The overall decreases in all comparisons reflected excess liquidity held by us during 2009 due to the then-ongoing financial markets instability, that was re-allocated to higher-yielding investment securities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Average securities purchased under resale agreements decreased 27%, from $4.42 billion for the third quarter of 2009 to $3.21 billion in the third quarter of 2010, and decreased 32% from $4.17 billion to $2.83 billion in the nine-month comparison, mainly due to lower customer demand.

Average trading account assets decreased 90% from $2.51 billion for the first nine months of 2009 to $249 million for the first nine months of 2010. The decrease was due to the absence of conduit asset-backed commercial paper purchased by us, which was eliminated for financial reporting purposes when the conduits were consolidated onto our balance sheet in May 2009 as previously described.

Our average investment securities portfolio increased 16% from $84.81 billion for the third quarter of 2009 to $98.17 billion for the third quarter of 2010, and increased 25% in the nine-month comparison. The increases in both comparisons were due to significant improvement in the unrealized losses on our available-for-sale securities and the partial re-allocation of excess cash balances previously held at the Federal Reserve into higher-yielding investment securities as the financial markets stabilized. The year-to-date period also reflected the effect of the May 2009 conduit consolidation. During the first nine months of 2010, we continued to execute our strategy of investing primarily in “AAA” and “AA” rated securities. Securities rated “AAA” and “AA” comprised approximately 82% of our investment securities portfolio (approximately 71% “AAA” rated) at September 30, 2010, compared to 80% “AAA” and “AA” rated (approximately 69% “AAA” rated) at September 30, 2009.

Loans and leases averaged $12.08 billion for the third quarter of 2010, up 19% from $10.13 billion for the third quarter of 2009 and $11.71 billion for the nine months ended September 30, 2010, up 26% from $9.31 billion for the first nine months of 2009. The increase in the quarterly comparison was primarily related to increased customer demand for short-term liquidity. The increase in the nine-month comparison primarily reflected the structured asset-backed loans added in connection with the May 2009 conduit consolidation. For the third quarter of 2010, approximately 29% of the average loan and lease portfolio, compared to 24% for the same period in 2009, was composed of U.S. and non-U.S. short-duration advances that provide liquidity to customers in support of their transaction flows. U.S. short-duration advances averaged approximately $2.02 billion for the third quarter of 2010, up 10% compared to $1.84 billion for the third quarter of 2009, and $1.85 billion for the nine months ended September 30, 2010, down 20% from the first nine months of 2009. Non-U.S. short-duration advances increased 140% to $1.45 billion in the quarterly comparison, and 46% to $1.14 billion in the nine-month comparison, mainly due to activity associated with customers added in connection with the Intesa acquisition.

The lower average level of liquidity provided to U.S. customers during the first nine months of 2010 compared to the first nine months of 2009 was primarily the result of a decrease in customer demand and not a reduction in credit availability from, or committed lines provided by, State Street. As transaction flows returned to levels more consistent with those experienced prior to late 2007, domestic customer demand for short-term liquidity declined.

Average interest-bearing deposits increased 16% from $69.50 billion for the third quarter of 2009 to $80.35 billion for the third quarter of 2010. For the nine-month period, average interest-bearing deposits increased 8% to $74.54 billion from $69.29 billion in the 2009 period. For both periods, the increases reflected the deposits added in connection with the Intesa acquisition, partly offset by the return of customer deposits to levels more consistent with those experienced prior to late 2007.

Average other short-term borrowings decreased 18% to $12.89 billion for the third quarter of 2010 from the same period in 2009 and decreased 2% to $14.88 billion for the first nine months of 2010 compared to the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

corresponding period in 2009. In both comparisons, the decrease reflected the absence of borrowings under the Federal Reserve’s term auction facility, which is further discussed under “Liquidity” in this Management’s Discussion and Analysis.

Average long-term debt decreased 4% to $8.57 billion for the third quarter of 2010 compared to $8.95 billion for the third quarter of 2009 and increased 15% to $8.72 billion compared to $7.60 billion in the nine-month comparison. The decrease in the quarterly comparison resulted from a maturity of subordinated debt in the second quarter of 2010. The increase in the nine-month comparison resulted from the issuance of an aggregate of approximately $4 billion of unsecured senior notes by State Street and State Street Bank in March 2009 under the FDIC’s Temporary Liquidity Guarantee Program, as well as the May 2009 issuance of unsecured senior notes, partly offset by the subordinated debt maturity.

Several factors could affect future levels of our net interest revenue and margin, including the mix of customer liabilities, actions of the various central banks, changes in U.S. and non-U.S. interest rates, the shapes of the various yield curves around the world and the amount of discount accretion generated by the former conduit securities in our investment portfolio (discussed earlier in this section). In the second half of 2009, based on market conditions, we re-initiated our strategy of re-investing proceeds from amortizing and maturing securities into highly rated investment securities, such as U.S. Treasuries and federal agency mortgage-backed securities and asset-backed securities. The pace at which we continue to re-invest and the types of securities purchased will depend on market conditions over time. These factors and the level of interest rates worldwide are expected to dictate what effect the re-investment program will have on future levels of our net interest revenue and net interest margin.

Gains (Losses) Related to Investment Securities, Net

In connection with our ongoing management of the investment portfolio, we may, from time to time, sell available-for-sale securities, including former conduit securities, to manage risk, to reduce our risk profile, to take advantage of favorable market conditions, or for other reasons. We recorded net realized gains of $91 million from sales of approximately $4 billion of available-for-sale securities in the third quarter of 2010, and net realized gains of $286 million from sales of approximately $18 billion of available-for-sale securities during the first nine months of 2010, compared to net realized gains of $141 million and $260 million, respectively, during the 2009 periods. Of the $91 million of net gains realized during the third quarter of 2010, none related to sales of former conduit securities, and of the $286 million of gains realized during the first nine months of 2010, $110 million related to sales of former conduit securities. For the third quarter and the period from the the conduit consolidation through September 30, 2009, gross realized gains related to sales of former conduit securities were $78 million for both periods, and gross realized losses related to sales of former conduit securities were $24 million for both periods.

The aggregate unrealized losses on securities for which other-than-temporary impairment was recorded in the third quarter and first nine months of 2010 were $132 million and $612 million, respectively. Of these totals, $58 million and $388 million, respectively, related to factors other than credit, and were recorded, net of related taxes, as a component of other comprehensive income in our consolidated statement of condition. For the third quarter of 2010, we recorded the remaining $74 million (with $3 million related to former conduit securities) in our consolidated statement of income, compared to $99 million (with $18 million related to former conduit securities) for the third quarter of 2009. For the first nine months of 2010, we recorded the remaining $224 million (with $29 million related to former conduit securities) in our consolidated statement of income, compared to $176 million (with $18 million related to former conduit securities) for the first nine months of 2009.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

For the third quarter and first nine months of 2010, the substantial majority of the impairment losses related to non-agency mortgage-backed securities, which management concluded had experienced credit losses resulting from deterioration in financial performance of those securities during the period. The securities are reported as asset-backed securities in note 3 to the consolidated financial statements included in this Form 10-Q.

	Quarters Ended September 30,		Nine Months Ended September 30,
(In millions)	2010	2009	2010	2009
Net realized gains from sales of available-for-sale securities	$91	$141	$286	$260

Gross losses from other-than-temporary impairment	(132)	(828)	(612)	(1,008)
Losses not related to credit(1)	58	729	388	832

Net impairment losses	(74)	(99)	(224)	(176)

Gains related to investment securities, net	$17	$42	$62	$84

Impairment associated with expected credit losses	$(71)	$(63)	$(201)	$(110)
Impairment associated with management’s intent to sell the impaired securities prior to their recovery in value	(1)	(23)	(1)	(53)
Impairment associated with adverse changes in timing of expected future cash flows	(2)	(13)	(22)	(13)

Net impairment losses	$(74)	$(99)	$(224)	$(176)

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

PROVISION FOR LOAN LOSSES

We recorded provisions for loan losses of $1 million during the third quarter of 2010 and $26 million during the first nine months of 2010, compared to $16 million during the third quarter of 2009 and $114 million during the first nine months of 2009. The majority of the provision recorded in 2010 resulted from a revaluation of the collateral supporting certain of the commercial real estate loans acquired in 2008 in connection with indemnified repurchase agreements with an affiliate of Lehman.

The commercial real estate loans are reviewed on a quarterly basis, and any provisions for loan losses that are recorded reflect management’s current expectations with respect to future cash flows from these loans, based on an assessment of economic conditions in the commercial real estate market and other factors. Future changes in expectations with respect to these loans could result in additional provisions for loan losses.

EXPENSES

	Quarters Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2010	2009	% Change	2010	2009	% Change
Salaries and employee benefits	$857	$819	5%	$2,589	$2,246	15%
Information systems and communications	181	165	10	522	493	6
Transaction processing services	165	148	11	482	425	13
Occupancy	112	118	(5)	346	360	(4)
Securities lending charge	—	—		414	—
Provision for legal exposure	—	250		—	250
Merger and integration costs	23	11	109	77	40	93
Other:
Professional services	58	76	(24)	224	184	22
Amortization of other intangible assets	52	36	44	132	104	27
Regulator fees and assessments	9	9	—	35	61	(43)
Securities processing	24	16	50	68	35	94
Other	46	85	(46)	161	203	(21)

Total other	189	222	(15)	620	587	6

Total expenses	$1,527	$1,733	(12)	$5,050	$4,401	15

Number of employees at quarter end	28,940	27,130

Salaries and employee benefits expenses increased in the third-quarter and nine-month comparisons, primarily in connection with the addition of employees and associated expenses of the acquired Intesa and Mourant businesses, the impact of higher staffing levels in other units and, with respect to the nine-month comparison, the effect of our reinstatement of cash incentive compensation accruals. In addition, the nine-month comparison was affected by higher benefits requirements in payroll taxes, medical insurance and pensions. During the first nine months of 2009, salaries and employee benefits expenses were abnormally low, as we did not accrue cash incentive compensation for the first six months of 2009 as part of our plan to increase our tangible common equity.

Information systems and communications expenses for the third quarter and first nine months of 2010 reflected higher levels of spending on telecommunications hardware and software for our global infrastructure, as

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

well as the addition of expenses from the acquired Intesa and Mourant businesses. The increase in transaction processing services expense resulted from higher external contract services costs, as well as higher levels of sub-custody expenses.

As previously reported, on June 30, 2010, we recorded an aggregate pre-tax charge of $414 million, which included $9 million of associated legal costs. In connection with the charge, we made a one-time cash contribution of $330 million to the cash collateral pools underlying the SSgA lending funds. The cash contribution reflected the cost to us to restore the net asset value per unit of such collateral pools to $1.00 as of June 30, 2010. As a result of this contribution, SSgA removed the redemption restrictions from these SSgA lending funds in August 2010. We also established a $75 million reserve to address potential inconsistencies in connection with our implementation of redemption restrictions applicable to the collateral pools underlying our agency lending program.

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

The $75 million reserve was based on the results of a review of our implementation of the redemption restrictions with respect to participants in the agency lending collateral pools, and our assessment of the amount required to compensate clients for the dilutive effect of redemptions which may not have been consistent with the intent of the policy.

Other expenses declined in the quarterly comparison, primarily due to a $50 million insurance recovery related to legal proceedings, partly offset by higher securities processing costs and a higher level of other intangible assets amortization associated with the Intesa and Mourant acquisitions. Other expenses increased in the nine-month comparison, primarily due to higher legal costs, higher other intangible assets amortization related to the acquisitions and higher securities processing costs, partly offset by reduced FDIC assessments and the insurance recoveries.

Income Tax Expense

We recorded income tax expense of $236 million for the third quarter of 2010, compared to income tax expense of $160 million for the third quarter of 2009. For the first nine months of 2010, income tax expense was $361 million, compared to $540 million for the corresponding 2009 period. Our effective tax rates for the third quarter and first nine months of 2010 were 30.1% and 19.7%, respectively, compared to 32.8% and 29.3%, respectively, for the third quarter and first nine months of 2009. Our effective tax rate for the first nine months of 2010 included a discrete tax benefit of $180 million, recorded in the second quarter of 2010, generated by the restructuring of former non-U.S. conduit assets. Excluding the discrete tax benefit, the effective tax rate for the first nine months of 2010 was 29.5%.

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

The following is a summary of our line of business results. The amounts presented in the “Other” column for 2010 represent merger and integration costs recorded in connection with acquisitions. The amounts presented in the “Other” column for 2009 represent merger and integration costs recorded in connection with our acquisition of Investors Financial, and, for the nine months ended September 30, 2009, also include net interest revenue earned in connection with our participation in the AMLF. The amounts presented in both “Other” columns were not allocated to State Street’s business lines.

	For the Quarters Ended September 30,
(Dollars in millions, except where otherwise noted)	Investment Servicing		Investment Management		Other		Total
	2010	2009	2010	2009	2010	2009	2010	2009
Fee revenue:
Servicing fees	$989	$833					$989	$833
Management fees	—	—	$213	$219			213	219
Trading services	228	269	—	—			228	269
Securities finance	62	67	6	38			68	105
Processing fees and other	39	18	32	27			71	45

Total fee revenue	1,318	1,187	251	284			1,569	1,471
Net interest revenue	707	704	17	19			724	723
Gains related to investment securities, net	17	42	—	—			17	42

Total revenue	2,042	1,933	268	303			2,310	2,236
Provision for loan losses	1	16	—	—			1	16
Expenses from operations	1,327	1,268	177	204			1,504	1,472
Provision for legal exposure	—	—	—	250			—	250
Merger and integration costs	—	—	—	—	$23	$11	23	11

Total expenses	1,327	1,268	177	454	23	11	1,527	1,733

Income (Loss) from continuing operations before income taxes	$714	$649	$91	$(151)	$(23)	$(11)	$782	$487

Pre-tax margin	35%	34%	34%	nm
Average assets (in billions)	$150.3	$141.7	$3.7	$3.4			$154.0	$145.1

nm - not meaningful

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

	For the Nine Months Ended September 30,
	Investment Servicing		Investment Management		Other		Total
(Dollars in millions, except where otherwise noted)	2010	2009	2010	2009	2010	2009	2010	2009
Fee revenue:
Servicing fees	$2,826	$2,394					$2,826	$2,394
Management fees	—	—	$656	$593			656	593
Trading services	796	824	—	—			796	824
Securities finance	204	325	45	162			249	487
Processing fees and other	192	41	86	70			278	111

Total fee revenue	4,018	3,584	787	825			4,805	4,409
Net interest revenue	1,995	1,807	48	53		$7	2,043	1,867
Gains related to investment securities, net	62	84	—	—			62	84

Total revenue	6,075	5,475	835	878		7	6,910	6,360
Provision for loan losses	26	114	—	—			26	114
Expenses from operations	3,937	3,559	622	552			4,559	4,111
Securities lending charge	75	—	339	—			414	—
Provision for legal exposure	—	—	—	250			—	250
Merger and integration costs	—	—	—	—	$77	40	77	40

Total expenses	4,012	3,559	961	802	77	40	5,050	4,401

Income (Loss) from continuing operations before income taxes	$2,037	$1,802	$(126)	$76	$(77)	$(33)	$1,834	$1,845

Pre-tax margin	34%	33%	nm	9%
Average assets (in billions)	$145.5	$143.6	$3.9	$3.3			$149.4	$146.9

nm - not meaningful

Investment Servicing

Total revenue for the third quarter of 2010 increased 6% compared to the third quarter of 2009, and 11% in the nine-month comparison. Total fee revenue in the same comparisons increased 11% and 12%, respectively, with the increases mainly attributable to growth in servicing fees and processing fees and other revenue. The growth in servicing fees in the quarterly comparison resulted from the addition of servicing fee revenue from the acquired Intesa and Mourant businesses, the impact of new business won and installed in the current and prior periods on current-period revenue, and increases in daily average equity market valuations. In the nine-month comparison, the growth was associated with the impact of new business won and installed, increases in equity valuations and the addition of revenue from the acquired Intesa and Mourant businesses.

Processing fees and other revenue for the third quarter and first nine months of 2010 increased compared to the 2009 periods, primarily as a result of higher net revenue from structured products and higher levels of income from joint ventures and, in the nine-month comparison, net revenue related to certain tax-advantaged investments.

The increases in servicing fees and processing fees and other revenue were partly offset by a decline in securities finance revenue in both the quarterly and nine-month comparisons, primarily due to lower spreads across all lending programs, as the comparative levels of average securities on loan were down slightly (in the quarterly comparison, $382 billion compared to $399 billion) or flat (in the nine-month comparison, $405 billion for both periods).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Servicing fees, trading services revenue and gains related to investment securities, net, for our Investment Servicing business line are identical to the respective consolidated results. Refer to the “Servicing Fees,” “Trading Services” and “Gains (Losses) Related to Investment Securities, Net” sections under “Consolidated Results of Operations—Total Revenue” in this Management’s Discussion and Analysis for a more in-depth discussion. A discussion of processing fees and other revenue is provided under “Processing Fees and Other” in the “Total Revenue” section.

Net interest revenue for the third quarter of 2010 was essentially flat compared to the third quarter of 2009, and up 10% for the first nine months of 2010 compared to the corresponding 2009 period. In the quarterly comparison, higher levels of investment securities and the impact of the deposits added in connection with the Intesa acquisition were offset by a lower level of discount accretion generated by the former conduit assets. In the nine-month comparison, the increase was generally due to a higher level of discount accretion. The discount accretion is discussed more fully under “Total Revenue—Net Interest Revenue” in this Management’s Discussion and Analysis. A portion of consolidated net interest revenue is recorded in our Investment Management business line based on the volume of customer liabilities attributable to that business.

Total expenses from operations increased 5% for the third quarter and 11% for the first nine months of 2010 compared to the corresponding periods in 2009. In the quarterly comparison, expenses were added from the acquired Intesa and Mourant businesses. The increase in the nine-month comparison resulted primarily from the absence of cash incentive compensation accruals during the first six months of 2009, as we did not accrue cash incentive compensation as part of our plan to increase our tangible common equity, and the addition of expenses from the acquired Intesa and Mourant businesses.

Investment Management

Total revenue for the third quarter of 2010 decreased 12% compared to the third quarter of 2009, and decreased 5% for the first nine months of 2010 compared to the first nine months of 2009, generally as a result of changes in management fees and securities finance revenue. In the quarterly comparison, both management fees and securities finance revenue declined; in the nine-month comparison, an 11% increase in management fees was more than offset by a 72% decline in securities finance revenue.

Management fees, which are generated by SSgA, decreased 3% in the third quarter of 2010 compared to the third quarter of 2009, and increased 11% in the nine-month comparison. The decrease in the quarterly comparison was mainly due to changes in business mix, as customers moved from active management strategies to passive strategies, partly offset by increases in average month-end equity market valuations. The year-to-date increase generally resulted from the effect of net new business on current-period revenue and increases in equity market valuations.

The declines in securities finance revenue both from the third quarter of 2009 to the third quarter of 2010 and from the first nine months of 2009 to the first nine months of 2010 generally resulted from lower spreads across all lending programs.

Management fees for the Investment Management business line are identical to the respective consolidated results. Refer to the “Fee Revenue—Management Fees” section under “Total Revenue” in this Management’s Discussion and Analysis for a more-in depth discussion.

Total expenses from operations for the third quarter of 2010 decreased 13% compared to the third quarter of 2009, and increased 13% for the first nine months of 2010 compared to the first nine months of 2009. The

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

decrease in the quarterly comparison largely resulted from reduced information systems and communications costs and an insurance recovery related to legal proceedings. The increase in the nine-month comparison was primarily associated with higher salaries and employee benefits expenses related to higher staffing levels and higher expenses for securities processing.

As previously reported, on June 30, 2010, we made a one-time cash contribution of $330 million to the collateral pools underlying the SSgA lending funds, which restored the net asset value per unit of the pools to $1.00 as of that date. The cash contribution was equal to the aggregate excess of the amortized cost of the collateral pools’ assets over their fair value on the date of the payment. The cash contribution, combined with continuing improvement in market conditions during 2010, enabled us to remove the redemption restrictions from the pools during the third quarter of 2010. As of June 30, 2010, subsequent to the cash contribution, and as of September 30, 2010, the net asset value per unit of the collateral pools, based on the fair value of the underlying assets, was equal to $1.00. SSgA will not have an ongoing interest in the lending funds as a result of the cash contribution. Specifically, the increase in fund liquidity will benefit the third-party investors in the funds.

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

FINANCIAL CONDITION

The structure of our consolidated statement of condition is primarily driven by the liabilities generated by our Investment Servicing and Investment Management businesses. As our clients execute their worldwide cash management and investment activities, they use short-term investments and deposits that constitute the majority of our liabilities. These liabilities are generally in the form of non-interest-bearing demand deposits; interest-bearing transaction account deposits, which are denominated in a variety of currencies; and repurchase agreements, which generally serve as short-term investment alternatives for our clients.

Our clients’ needs and our operating objectives determine the volume, mix and currency denomination of our consolidated balance sheet. Deposits and other liabilities generated by client activities are invested in assets that generally match the liquidity and interest-rate characteristics of the liabilities. As a result, our assets consist primarily of securities held in our available-for-sale or held-to-maturity portfolios and short-term money-market instruments, such as interest-bearing deposits, federal funds sold and securities purchased under resale agreements. The actual mix of assets is determined by the characteristics of the customer liabilities and our desire to maintain a well-diversified portfolio of high-quality assets. The management of our consolidated balance sheet structure is conducted within specific Board of Directors-approved policies for interest-rate risk, credit risk and liquidity.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

	For the Nine Months Ended September 30,
(In millions)	2010 Average Balance	2009 Average Balance
Assets:
Interest-bearing deposits with banks	$12,500	$27,404
Securities purchased under resale agreements	2,826	4,170
Federal funds sold	1	89
Trading account assets	249	2,509
Investment securities	96,111	76,862
Investment securities purchased under AMLF(1)	—	1,180
Loans and leases	11,710	9,310
Other interest-earning assets	959	1,396

Total interest-earning assets	124,356	122,920
Cash and due from banks	2,518	2,326
Other assets	22,493	21,683

Total assets	$149,367	$146,929

Liabilities and shareholders’ equity:
Interest-bearing deposits:
U.S.	$8,707	$8,218
Non-U.S.	65,832	61,070

Total interest-bearing deposits	74,539	69,288
Securities sold under repurchase agreements	8,292	11,760
Federal funds purchased	1,861	946
Short-term borrowings under AMLF(1)	—	1,173
Other short-term borrowings	14,875	15,208
Long-term debt	8,719	7,602
Other interest-bearing liabilities	820	1,163

Total interest-bearing liabilities	109,106	107,140
Non-interest-bearing deposits	13,223	16,421
Other liabilities	11,161	10,321
Shareholders’ equity	15,877	13,047

Total liabilities and shareholders’ equity	$149,367	$146,929

(1)	Amounts represent averages of asset-backed commercial paper purchases and associated borrowings in connection with our participation in the AMLF. The AMLF expired in February 2010.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Investment Securities

The carrying values of investment securities by type were as follows as of period end:

(In millions)	September 30, 2010	December 31, 2009
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$7,756	$11,162
Mortgage-backed securities	18,753	14,936
Asset-backed securities:
Student loans(1)	14,899	11,928
Credit cards	6,933	6,607
Sub-prime	3,177	3,197
Other	2,618	2,797

Total asset-backed securities	27,627	24,529

Non-U.S. debt securities	13,570	10,311
State and political subdivisions	6,597	5,937
Collateralized mortgage obligations	3,239	2,409
Other U.S. debt securities	2,516	2,234
U.S. equity securities	554	1,098
Non-U.S. equity securities	107	83

Total	$80,719	$72,699

Held to maturity:
U.S. Treasury and federal agencies:
Direct obligations		$500
Mortgage-backed securities	$471	620
Asset-backed securities:
Credit cards	—	20
Other	194	447

Total asset-backed securities	194	467

Non-U.S. debt securities	9,608	10,822
State and political subdivisions	144	206
Collateralized mortgage obligations	7,160	8,262

Total	$17,577	$20,877

(1)	Substantially composed of securities guaranteed by the federal government with respect to the payment of principal and interest.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

We manage our investment securities portfolio to align with interest-rate and duration characteristics of our customer liabilities and in the context of our overall consolidated balance sheet structure, which is maintained within internally approved risk limits, and in consideration of the global interest-rate environment. We consider a well-diversified, high-credit quality investment securities portfolio to be an important element in the management of our consolidated balance sheet. The portfolio continues to be concentrated in securities with high credit quality, with approximately 82% of the carrying value of the portfolio “AAA” or “AA” rated. The percentages of the carrying value of the investment securities portfolio by external credit rating were as follows as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
AAA(1)	71%	69%
AA	11	11
A	6	7
BBB	3	4
Below BBB	9	8
Non-rated	—	1

	100%	100%

(1)	Includes U.S. Treasury securities.

As of September 30, 2010, the investment portfolio of approximately 10,180 securities was diversified with respect to asset class. Approximately 79% of the carrying value of the portfolio at September 30, 2010 was composed of mortgage-backed and asset-backed securities. The largely floating-rate asset-backed portfolio consists primarily of credit card- and student loan-backed securities. Mortgage-backed securities are split between securities of Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and U.S. and non-U.S. large-issuer collateralized mortgage obligations.

Certain asset-backed and municipal (state and political subdivisions) securities have the benefit of third-party guarantees from financial guaranty insurance companies. The aggregate amortized cost of securities with underlying guarantees was approximately $4.71 billion at September 30, 2010 and $4.96 billion at December 31, 2009. Asset-backed securities comprised approximately $744 million of the total at September 30, 2010, of which approximately $190 million are currently drawing on the underlying guarantees in order to make contractual principal and interest payments to State Street. In these cases, the performance of the underlying security is highly dependent on the performance of the guarantor. Of the $190 million currently drawing on the guarantees, approximately 47% is supported by guarantors rated below investment grade or non-rated.

In assessing other-than-temporary impairment, we may from time to time place reliance on support from third-party financial guarantors for certain asset-backed and municipal (state and political subdivisions) securities. Factors taken into consideration when determining the level of support include the guarantor’s credit rating and management’s assessment of the guarantor’s financial condition. For those companies management deems to be under financial duress, we assume an immediate default by those guarantors (commensurate with our prior assumption of a January 1, 2010 default), with a modest recovery of claimed amounts (up to 20%). In addition, for various forms of collateralized securities, management considers the liquidation value of the underlying collateral based on expected housing prices and other relevant factors.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Impairment

Net unrealized losses on securities available for sale were as follows as of September 30, 2010 and December 31, 2009:

(In millions)	September 30, 2010	December 31, 2009
Fair value	$80,719	$72,699
Amortized cost	80,729	74,843

Net unrealized loss, pre-tax	$(10)	$(2,144)

Net unrealized loss, after-tax	$(6)	$(1,316)

The net unrealized loss amounts excluded the remaining net unrealized loss of $604 million, or $372 million after-tax, and $1.01 billion, or $635 million after-tax, respectively, as of September 30, 2010 and December 31, 2009, generally related to the 2008 reclassification of securities available for sale to securities held to maturity. These after-tax amounts were also recorded in other comprehensive income. The decline in the remaining after-tax unrealized loss on transferred securities resulted primarily from amortization and from the recognition of losses from other-than-temporary impairment on certain of the securities.

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

The assessment of other-than-temporary impairment involves an evaluation of economic and security-specific factors, which are more fully described in note 3 to the consolidated financial statements included in this Form 10-Q. Such factors are based on estimates, derived by management, which contemplate current market conditions and security-specific performance. To the extent that market conditions are worse than management’s expectations, other-than-temporary impairment could increase, in particular the credit component that would be recorded in our consolidated statement of income.

Generally, indices that measure trends in national housing prices are published in arrears. As of December 31, 2009, national housing prices, according to the Case-Shiller National Home Price Index, had declined by approximately 29% peak-to-current. Through June 30, 2010, there was an improvement of approximately 1%, resulting in a peak-to-current decline of approximately 28%. Despite increased stabilization in housing prices, management’s base assumption is that by year-end 2010, the peak-to-current housing price will decline by an additional 5% to 10%.

Despite nominal improvement in the above-mentioned housing prices, the performance of certain mortgage products and vintages continues to deteriorate. In addition, management continues to believe that there will be further declines in housing prices as indicated above. The combination of these factors has led to an increase in management’s overall loss expectations. Our investment portfolio continues to be sensitive to management’s estimates of defaults and prepayment speeds. Ultimately, other-than-temporary impairment is based on specific cusip-level detailed analysis of the unique characteristics of each security. In addition, we perform sensitivity analysis across each significant product type within the non-agency U.S. residential mortgage-backed portfolio. For example, as it relates to our U.S. non-agency prime and “Alt-A” residential mortgage-backed portfolios, if we were to increase default estimates to 110% of management’s current expectations with a corresponding 10%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

slowdown of prepayment speeds to 90% of management’s current expectations, we estimate that other-than-temporary impairment on these securities related to credit would increase by approximately $5 million to $15 million. This impairment would be recorded in our consolidated statement of income. As it relates to our U.S. sub-prime asset-backed portfolio, if we were to increase default estimates to 110% of management’s current expectations with a corresponding 10% slowdown of prepayment speeds to 90% of management’s current expectations, we estimate that other-than-temporary impairment on these securities related to credit would increase by approximately $75 million to $125 million. This impairment would be recorded in our consolidated statement of income.

The sensitivity estimates discussed above are based on a number of factors, including, but not limited to, the level of housing prices and the timing of defaults. To the extent that such factors differ substantially from management’s current expectations, resulting loss estimates may differ materially from those stated. Excluding the securities for which other-than-temporary impairment was recorded, management considers the aggregate decline in fair value of the remaining securities and the resulting net unrealized losses to be temporary and not the result of any material changes in the credit characteristics of the securities. Additional information about our assessment of impairment is provided in note 3 to the consolidated financial statements included in this Form 10-Q.

Several major U.S. financial institutions are participating in a mortgage foreclosure moratorium with respect to residential mortgages. Generally, we have no direct exposure to this moratorium, since we do not originate, purchase or service residential mortgage loans. However, the rate at which existing residential mortgage foreclosure issues are resolved, which could slow due to the continuation or modification of foreclosure moratorium programs, as well as certain outcomes of the resolution of these issues, may affect, among other things, our investment securities portfolio. Such effects could include the timing of cash flows or the credit quality associated with the mortgages collateralizing certain of our residential mortgage-backed securities, and, accordingly, could also affect the amount of other-than-temporary impairment that we recognize in future periods.

Loans and Lease Financing

(In millions)	September 30, 2010	December 31, 2009
Commercial and financial:
Institutional and corporate:
U.S.	$4,370	$3,938
Non-U.S.	137	100
Securities settlement:
U.S.	2,145	1,614
Non-U.S.	2,757	458
Commercial real estate:
U.S.	602	600

Total commercial and financial	10,011	6,710

Purchased receivables:
U.S.	778	786
Non-U.S.	1,488	1,596
Lease financing:
U.S.	414	408
Non-U.S.	1,075	1,308

Total loans	13,766	10,808
Less allowance for loan losses	(101)	(79)

Net loans	$13,665	$10,729

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Institutional and corporate balances primarily represented short-term extensions of credit pursuant to lending facilities with fund clients, as well as insurance, corporate and other borrowers. Securities settlement balances were composed of short-duration advances to our clients to provide liquidity in support of their transaction flows associated with securities settlement activities. The purchased receivables were structured asset-backed loans added in connection with the May 2009 conduit consolidation, and represent undivided interests in securitized pools of underlying third-party receivables.

The commercial real estate loans were acquired in 2008 pursuant to indemnified repurchase agreements with an affiliate of Lehman. These loans, which are primarily collateralized by direct and indirect interests in commercial real estate, were recorded at their then-current fair value, based on management’s expectations with respect to future cash flows from the loans using appropriate market discount rates as of the date of acquisition. The majority of the loans is accounted for under the provisions of ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (formerly AICPA Statement of Position No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer). The provisions of ASC Topic 310-30 require management to periodically estimate the loans’ expected future cash flows, and if the timing and amount of cash flows expected to be collected can be reasonably estimated, these cash flows are used to record interest revenue on the loans. If the loans’ expected future cash flows increase, the increase is recorded over the remaining terms of the loans as an increase to the loans’ yield. If expected future cash flows decrease, an allowance for loan losses is established and the accretable yield on the loans is maintained. In accordance with ASC Topic 310-30 and our accounting policy with respect to non-accrual loans, we would place these acquired commercial real estate loans on non-accrual status in the future if and when we were unable to reasonably estimate their expected future cash flows.

During the second quarter of 2010, as a result of a settlement related to the Lehman-related indemnified repurchase agreements, we acquired an additional commercial real estate loan and recorded it at its then-current fair value of $16 million. This loan, prior to acquisition, had been performing in accordance with its contractual terms and had no evidence of credit deterioration as of the acquisition date, and accordingly is not accounted for under the above-described provisions of ASC Topic 310-30.

At September 30, 2010, approximately $146 million of the above-described commercial real estate loans had been placed by management on non-accrual status. This was based on management’s expectations with respect to future cash flows from the loans. Future changes in expectations with respect to the aggregate commercial real estate loan portfolio could result in additional non-accrual loans and provisions for loan losses.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

The following table presents activity in the allowance for loan losses for the periods indicated:

	Quarters Ended September 30,		Nine Months Ended September 30,
(In millions)	2010	2009	2010	2009
Beginning balance	$102	$108	$79	$18
Provision for loan losses:
Commercial real estate loans	3	—	23	98
Other	(2)	16	3	16
Charge-offs:
Commercial real estate loans	(1)	(61)	(4)	(69)
Other	—	(10)	—	(10)
Other	(1)	—	—	—

Total	$101	$53	$101	$53

The majority of the provision for loan losses recorded in 2010 was related to commercial real estate loans, primarily the result of a revaluation of the collateral supporting certain of the commercial real estate loans acquired in 2008. The charge-offs recorded in 2010 related to the commercial real estate loans, as management considered certain of these loans no longer collectible.

The commercial real estate loans are reviewed on a quarterly basis, and any provisions for loan losses that are recorded reflect management’s current expectations with respect to future cash flows from these loans, based on an assessment of economic conditions in the commercial real estate market and other factors.

Capital

The management of both regulatory and economic capital involves key metrics evaluated by management to assess whether our actual level of capital is commensurate with our risk profile, is in compliance with all regulatory requirements, and is sufficient to provide us with the financial flexibility to undertake future strategic business initiatives.

Regulatory Capital

Our objective with respect to regulatory capital management is to maintain a strong capital base in order to provide financial flexibility for our business needs, including funding corporate growth and supporting customers’ cash management needs, and to provide protection against loss to depositors and creditors. We strive to maintain an optimal level of capital, commensurate with our risk profile, on which an attractive return to shareholders is expected to be realized over both the short and long term, while protecting our obligations to depositors and creditors and satisfying regulatory capital adequacy requirements. Additional information about our capital management process is provided in the Financial Condition section of Management’s Discussion and Analysis in our 2009 Form 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

At September 30, 2010, State Street and State Street Bank met all capital adequacy requirements to which they were subject. Regulatory capital amounts and ratios at September 30, 2010, and December 31, 2009 are presented in the table below.

	Regulatory Guidelines(1)		State Street		State Street Bank
(Dollars in millions)	Minimum	Well Capitalized	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
Tier 1 risk-based capital ratio	4%	6%	15.8%	17.7%	15.7%	17.3%
Total risk-based capital ratio	8	10	17.1	19.1	17.3	19.0
Tier 1 leverage ratio	4	5	8.3	8.5	8.1	8.2
Tier 1 risk-based capital			$11,964	$12,005	$11,546	$11,378
Total risk-based capital			12,914	12,961	12,662	12,482
Adjusted risk-weighted assets and market-risk equivalents:
Balance sheet risk-weighted assets			$60,864	$56,780	$58,648	$54,832
Off-balance sheet equivalent risk-weighted assets			13,933	10,159	13,933	10,159
Market risk equivalent assets			828	752	780	703

Total			$75,625	$67,691	$73,361	$65,694

Adjusted quarterly average assets			$144,824	$140,978	$142,298	$138,914

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

At September 30, 2010, State Street’s and State Street Bank’s regulatory capital ratios decreased compared to December 31, 2009. The decreases in the risk-based ratios were primarily the result of the reduction of capital related to the goodwill and other intangible assets recorded in connection with the Intesa and Mourant acquisitions in the second quarter of 2010. In addition, balance sheet risk-weighted assets increased, as short-duration advances to clients to provide liquidity in support of their transaction flows increased, largely in connection with the Intesa acquisition. Finally, off-balance sheet equivalent risk-weighted assets increased, primarily the result of higher levels of foreign exchange derivative activity. At September 30, 2010, regulatory capital ratios for State Street and State Street Bank exceeded the regulatory minimum and well-capitalized thresholds.

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

In December 2007, U.S. banking regulators jointly issued final rules to implement the Basel II framework in the U.S. The framework does not supersede or change the existing prompt corrective action and leverage capital requirements applicable to banking organizations in the U.S., and explicitly reserves the regulators’ authority to require organizations to hold additional capital where appropriate. In addition, in response to the current financial crisis, the Basel Committee has proposed new guidelines, referred to as Basel III. Basel III would establish more stringent capital and liquidity requirements, including higher minimum regulatory capital ratios, new capital buffers, higher risk-weighted asset calibrations, more restrictive definitions of qualifying capital, a liquidity coverage ratio and a net stable funding ratio. These requirements, as well as related provisions of the Dodd-Frank Act and other international regulatory initiatives, could have a material impact on our businesses and our profitability.

Prior to full implementation of the Basel II framework, State Street is required to complete a defined qualification period, during which it must demonstrate that it complies with the related regulatory requirements to the satisfaction of the Federal Reserve, its and State Street Bank’s primary U.S. banking regulator. State Street is currently in the qualification period for Basel II.

The Basel Committee has not yet published the final criteria that will constitute Basel III, and a significant implementation period is expected to be incorporated into the final accord. In addition, U.S. banking regulators will need to adopt rules to implement the final accord. Consequently, it is not possible to determine with certainty at this time how our regulatory capital and our operations will align with the regulatory capital requirements of Basel III, or when we will be expected to be compliant with the Basel regulatory capital requirements. However, we believe that we will be able to comply with the relevant Basel II and Basel III regulatory capital requirements by their implementation dates as applied to us.

Economic Capital

We define economic capital as the capital required to protect holders of our senior debt, and obligations higher in priority, against unexpected economic losses over a one-year period at a level consistent with the solvency of a firm with our target “AA” senior debt rating. Economic capital requirements are one of several important measures used by management and the Board of Directors to assess the adequacy of our capital levels in relation to State Street’s risk profile. Our Asset, Liability and Capital Committee, or ALCCO, is responsible for overseeing our economic capital process. The framework and methodologies used to quantify economic capital for each of the risk types described below have been developed by our Enterprise Risk Management, Global Treasury and Corporate Finance groups and are designed to be generally consistent with our risk management principles and Basel II. This economic capital framework has been approved by senior management. Due to the evolving nature of quantification techniques, we expect to periodically refine the methodologies, assumptions, and data used to estimate our economic capital requirements, which could result in a different amount of capital needed to support our business activities.

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

Liquidity

The objective of liquidity management is to ensure that we have the ability to meet our financial obligations in a timely and cost-effective manner, and that we maintain sufficient flexibility to fund strategic corporate initiatives as they arise. Effective management of liquidity involves assessing the potential mismatch between the future cash needs of our clients and our available sources of cash under normal and adverse economic and business conditions. Significant uses of liquidity, described more fully below, consist primarily of funding deposit withdrawals and funding outstanding commitments to extend credit or commitments to purchase securities as they are drawn upon. Liquidity is provided by the maintenance of broad access to the global capital markets and by our consolidated balance sheet asset structure.

Sources of liquidity come from two primary areas: access to the global capital markets and liquid assets carried on our consolidated balance sheet. Our ability to source incremental funding at reasonable rates of interest from wholesale investors in the capital markets is the first source of liquidity we would access to accommodate the uses of liquidity described below. On-balance sheet liquid assets are also an integral component of our liquidity management strategy. These assets provide liquidity through maturities of the assets, but more importantly, they provide us with the ability to raise funds by pledging the securities as collateral for borrowings or through outright sales. Each of these sources of liquidity is used in our management of daily cash needs and is available in a crisis scenario should we need to accommodate potential large, unexpected demand for funds.

Uses of liquidity result from the following: withdrawals of unsecured client deposits; draw-downs on unfunded commitments to extend credit or to purchase securities, generally provided through lines of credit; and short-duration advance facilities. Client deposits are generated largely from our investment servicing activities,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

and are invested in a combination of term investment securities and short-term money market assets whose mix is determined by the characteristics of the deposits. Most of the client deposits are payable upon demand or are short-term in nature, which means that withdrawals can potentially occur quickly and in large amounts. Similarly, clients can request disbursement of funds under commitments to extend credit, or can overdraw their deposit accounts rapidly and in large volumes. In addition, a large volume of unanticipated funding requirements, such as large draw-downs of existing lines of credit, could require additional liquidity.

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

In managing our liquidity, we have issued term wholesale certificates of deposit, or C/Ds, and invested those funds in short-term money market assets which are recorded in our consolidated balance sheet and would be available to meet cash needs. At September 30, 2010, this wholesale C/D portfolio totaled $9.66 billion, compared to $5.74 billion at December 31, 2009. In connection with our management of liquidity where we seek to maintain access to sources of back-up liquidity at reasonable costs, we have participated in the Federal Reserve’s secured lending program available to financial institutions, referred to as the term auction facility, or TAF. State Street Bank terminated its participation in the TAF in February 2010, and consequently had no TAF balance outstanding at September 30, 2010, compared to $2.0 billion at December 31, 2009. Since then, the Federal Reserve has terminated the TAF program. The highest TAF balance outstanding during the first nine months of 2010 for State Street Bank was $2.0 billion, compared to $10.0 billion during the year ended December 31, 2009. The average TAF balance outstanding for the first nine months of 2010 for State Street Bank was approximately $300 million, compared to an average TAF balance of approximately $4.9 billion for the year ended December 31, 2009.

In addition to these funding sources, at September 30, 2010, asset-backed commercial paper issued to third parties by the former conduits, which were consolidated into our financial statements in May 2009, totaled approximately $6.85 billion, compared to $12.07 billion at December 31, 2009. We continue to market the conduit commercial paper program to investors in order to fund the remaining former conduit assets.

While maintenance of our high investment-grade credit rating is of primary importance to our liquidity management program, on-balance sheet liquid assets represent significant liquidity that we can directly control, and provide a source of cash in the form of principal maturities and the ability to borrow from the capital markets using our securities as collateral. Our liquid assets consist primarily of cash balances at central banks in excess of regulatory requirements and other short-term liquid assets, such as federal funds sold and interest-bearing deposits with banks, the latter of which are multicurrency instruments invested with major multinational banks; and high-quality, marketable investment securities not already pledged, which generally are more liquid than other types of assets and can be sold or borrowed against to generate cash quickly. At September 30, 2010, the value of our liquid assets, as defined, totaled $88.38 billion, compared to $75.98 billion as of December 31, 2009. Due to the unusual size and volatile nature of our quarter-end client deposits, we maintained approximately $20.22 billion at central banks on September 30, 2010, compared to $22.45 at December 31, 2009, both in excess of regulatory required minimums.

Aggregate investment securities carried at $46.85 billion as of September 30, 2010, compared to $40.96 billion as of December 31, 2009, were designated as pledged for public and trust deposits, borrowed funds and for other purposes as provided by law, and are excluded from the liquid assets calculation, unless

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

pledged to the Federal Reserve Bank of Boston or internally between State Street affiliates. Liquid assets included securities pledged to the Federal Reserve Bank of Boston to secure State Street Bank’s ability to borrow from their discount window should the need arise. This access to primary credit is an important source of back-up liquidity for State Street Bank. As of September 30, 2010, State Street Bank had no outstanding primary credit borrowings from the discount window.

Based upon our level of liquid assets and our ability to access the capital markets for additional funding when necessary, including our ability to issue debt and equity securities under our current universal shelf registration, management considers overall liquidity at September 30, 2010 to be sufficient to meet State Street’s current commitments and business needs, including supporting the liquidity of the commercial paper conduits and accommodating the transaction and cash management needs of our clients.

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

We currently maintain a corporate commercial paper program, unrelated to the former conduit asset-backed commercial paper program, under which we can issue up to $3 billion with original maturities of up to 270 days from the date of issue. At September 30, 2010, we had $2.73 billion of commercial paper outstanding, compared to $2.78 billion at December 31, 2009. Corporate commercial paper issuances are recorded in other short-term borrowings in our consolidated statement of condition.

State Street Bank currently has Board authority to issue bank notes up to an aggregate of $5 billion, and up to $1 billion of subordinated bank notes. As of September 30, 2010, State Street Bank’s outstanding unsecured senior notes, issued pursuant to the aforementioned Board authority, totaled $2.45 billion. These notes are guaranteed pursuant to the FDIC’s Temporary Liquidity Guarantee Program.

State Street Bank currently maintains a line of credit with a financial institution of CAD $800 million, or approximately $777 million, as of September 30, 2010, to support its Canadian securities processing operations. The line of credit has no stated termination date and is cancelable by either party with prior notice. As of September 30, 2010, no balance was outstanding on this line of credit.

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

We have a disciplined approach to risk management that involves all levels of management. The Board, through its Risk and Capital Committee, provides extensive review and oversight of our overall risk management programs, including the approval of key risk management policies and the periodic review of State Street’s “Risk Appetite Statement,” which is an integral part of our overall Internal Capital Adequacy Assessment Process, or ICAAP. The Risk Appetite Statement outlines the quantitative limits and qualitative goals that define and constrain our risk appetite and defines responsibilities for measuring and monitoring risk against limits, which are reported regularly to the Board. In addition, State Street utilizes a variety of key risk indicators to monitor risk on a more granular level. Enterprise Risk Management, or ERM, a dedicated corporate group, provides oversight, support and coordination across business units and is responsible for the formulation and maintenance of enterprise-wide risk management policies and guidelines. In addition, ERM establishes and reviews approved limits and, in collaboration with business line management, monitors key risks. Our Chief Risk Officer meets regularly with the Board or its Risk and Capital Committee, as appropriate, and has the authority to escalate issues as necessary.

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

Responsibility for risk management is overseen by a series of management committees, as well as the Board’s Risk and Capital Committee. The Management Risk and Capital Committee, or MRAC, with our Chief Risk Officer and Chief Financial Officer acting as co-chairs, aligns State Street’s strategy, budget, risk appetite and capital adequacy. The Major Risk Committee, or MRC, is responsible for the formulation, recommendation and approval of policies, guidelines and programs governing the identification, analysis, measurement and control of material risks across State Street. Co-Chaired by our Chief Risk Officer and Chief Financial Officer, the MRC focuses on the review of business activities with significant impact on risk and capital. ALCCO, chaired by our Treasurer, oversees the management of our consolidated balance sheet, the management of our global liquidity and interest-rate risk positions, our regulatory and economic capital, the determination of the framework for capital allocation and strategies for capital structure, and debt and equity issuances.

Our Fiduciary Review Committee, chaired by the head of ERM, reviews the criteria for the acceptance of fiduciary duties, and assists our business lines with their fiduciary responsibilities executed on behalf of customers. Our Credit Committee, chaired by our Chief Credit Officer, acts as the credit and counterparty risk guidelines committee for State Street. Our Operational Risk Committee, co-chaired by the head of ERM and the head of Operational Risk, provides cross-business oversight of operational risk to identify, measure, manage and control operational risk in an effective and consistent manner across State Street. Our Model Assessment

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Committee, chaired within ERM, provides recommendations concerning technical modeling issues and independently validates qualifying financial models utilized by our businesses. Several other committees with specialized risk management functions report up to the MRC.

While we believe that our risk management program is effective in managing the risks in our businesses, both internal and external factors may create risks that cannot always be prospectively identified or anticipated. Additional information about our process for managing market risk for both our trading and asset-and-liability management activities, as well as credit risk, operational risk and business risk, can be found in the Financial Condition section of Management’s Discussion and Analysis in our 2009 Form 10-K.

Market Risk

Market risk is defined as the risk of adverse financial impact due to fluctuations in interest rates, foreign exchange rates and other market-driven factors and prices. State Street is exposed to market risk in both its trading and non-trading, or asset and liability management, activities. The market risk management processes related to these activities, discussed in further detail below, apply to both on- and off-balance sheet exposures.

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

We use a variety of derivative financial instruments to support our clients’ needs, conduct trading activities and manage our interest-rate and currency risk. These activities are designed to create trading revenue and to hedge potential earnings volatility. In addition, we provide services related to derivatives in our role as both a manager and a servicer of financial assets.

Our clients use derivatives to manage the financial risks associated with their investment goals and business activities. With the growth of cross-border investing, our clients have an increasing need for foreign exchange forward contracts to convert currency for international investments and to manage the currency risk in their international investment portfolios. As an active participant in the foreign exchange markets, we provide foreign exchange forward contracts and options in support of these client needs.

As part of our trading activities, we assume positions in the foreign exchange and interest-rate markets by buying and selling cash instruments and using derivatives, including foreign exchange forward contracts, foreign exchange and interest-rate options and interest-rate swaps. As of September 30, 2010, the aggregate notional amount of these derivatives was $753.82 billion, of which $650.11 billion was composed of foreign exchange

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

forward, swap and spot contracts. In the aggregate, we seek to closely match long and short foreign exchange forward positions to minimize currency and interest-rate risk. All foreign exchange contracts are valued daily at current market rates. Additional information about trading derivatives is provided in note 11 to the consolidated financial statements included in this Form 10-Q.

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

VALUE-AT-RISK

	Nine Months Ended September 30,
	2010			2009
(In millions)	Annual Average	Maximum	Minimum	Annual Average	Maximum	Minimum
Foreign exchange rates	$3.2	$9.4	$0.6	$3.2	$9.7	$0.5
Interest-rates	1.6	4.9	1.6	1.6	2.9	0.6
Total VaR for trading assets	$4.5	$10.2	$1.8	$3.7	$9.2	$1.2

We back-test the estimated one-day VaR on a daily basis. This information is reviewed and used to confirm that all relevant trading positions are properly modeled. For the nine months ended September 30, 2010 and 2009, we did not experience any actual trading losses in excess of our end-of-day VaR estimate.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Total Regulatory VALUE-AT-RISK

	Nine Months Ended September 30,
	2010			2009
(In millions)	Annual Average	Maximum	Minimum	Annual Average	Maximum	Minimum
VaR for trading assets	$4.5	$10.2	$1.8	$3.7	$9.2	$1.1
VaR for non-trading assets	3.1	6.7	2.3	2.1	2.4	1.6
Total regulatory VaR	$7.6	$13.1	$4.7	$4.5	$9.2	$1.2

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

Our investment activities and our use of derivative financial instruments are the primary tools used in managing interest-rate risk. We invest in financial instruments with currency, repricing, and maturity characteristics we consider appropriate to manage our overall interest-rate risk position. In addition to on-balance sheet assets, we use certain derivative instruments, primarily interest-rate swaps, to alter the interest-rate characteristics of specific balance sheet assets or liabilities. The use of derivatives is subject to ALCCO-approved guidelines. Additional information about our use of derivatives is provided in note 11 to the consolidated financial statements included in this Form 10-Q.

As a result of growth in our non-U.S. operations, including the Intesa and Mourant acquisitions, non-U.S. dollar denominated customer liabilities are a significant portion of our consolidated balance sheet. This growth results in exposure to changes in the shape and level of non-U.S. dollar yield curves, which we include in our consolidated interest-rate risk management process.

To measure, monitor, and report on our interest-rate risk position, we use (1) NIR simulation, or NIR-at-risk, which measures the impact on NIR over the next twelve months to immediate, or “rate shock,” and gradual, or “rate ramp,” changes in market interest rates; and (2) economic value of equity, or EVE, which measures the impact on the present value of all NIR-related principal and interest cash flows of an immediate change in interest rates. NIR-at-risk is designed to measure the potential impact of changes in market interest rates on NIR in the short term. EVE, on the other hand, is a long-term view of interest-rate risk, but with a view toward liquidation of State Street. Both of these measures are subject to ALCCO-approved guidelines, and are monitored regularly, along with other relevant simulations, scenario analyses and stress tests by both Global Treasury and ALCCO.

In calculating our NIR-at-risk, we start with a base amount of NIR that is projected over the next twelve months, assuming our forecasted yield curve over the period. Our existing balance sheet assets and liabilities are adjusted by the amount and timing of transactions that are forecasted to occur over the next twelve months. That yield curve is then “shocked,” or moved immediately, ±100 basis points in a parallel fashion, or at all points

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

along the yield curve. Two new twelve-month NIR projections are then developed using the same balance sheet and forecasted transactions, but with the new yield curves, and compared to the base scenario. We also perform the calculations using interest rate ramps, which are ±100 basis point changes in interest rates that are assumed to occur gradually over the next twelve months, rather than immediately as we do with interest-rate shocks.

EVE is based on the change in the present value of all NIR-related principal and interest cash flows for changes in market rates of interest. The present value of existing cash flows with a then-current yield curve serves as the base case. We then apply an immediate parallel shock to that yield curve of ±200 basis points and recalculate the cash flows and related present values. A large shock is used to better capture the embedded option risk in our mortgage-backed securities that results from borrowers’ prepayment opportunities.

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

The following table presents the estimated exposure of NIR for the next twelve months, calculated as of September 30, 2010 and December 31, 2009, due to an immediate ±100 basis point shift in then-current interest rates. Estimated incremental exposures presented below are dependent on management’s assumptions about asset and liability sensitivities under various interest-rate scenarios, such as those previously discussed, and do not reflect any additional actions management may undertake in order to mitigate some of the adverse effects of interest-rate changes on State Street’s financial performance.

NIR-AT-RISK	Estimated Exposure to Net Interest Revenue
(In millions) Rate change:	September 30, 2010	December 31, 2009
+100 bps shock	$20	$(165)
-100 bps shock	(272)	(330)
+100 bps ramp	(8)	(128)
-100 bps ramp	(147)	(112)

The benefit to NIR-at-risk over the next 12 months for an upward-100-basis-point shock as of September 30, 2010 compared to December 31, 2009 was primarily the result of lower levels of projected short-term wholesale funding, such as C/Ds. NIR sensitivity to a downward-100-basis-point shock as of September 30, 2010 also improved compared to December 31, 2009, largely due to a lower level of forecasted liquid assets as market conditions gradually normalize.

Interest-rate ramps, compared to interest-rate shocks, delay the full effect of rate movements, as customer deposits largely begin to re-price immediately, or changes in asset yields lag modestly. Accordingly, NIR-at-risk to an upward-100-basis-point ramp as of September 30, 2010 improved compared to December 31, 2009. Due to lower levels of projected short-term wholesale funding, when rates are ramped downward as opposed to a shock, liabilities do not provide enough funding relief to offset the decline in asset yields. While asset yields declined

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

similarly in a downward-100-basis-point ramp as of September 30, 2010 compared to December 31, 2010, the projected lower level of wholesale funding did not allow funding costs to decline nearly as much as in previous periods. Accordingly, NIR-at-risk to a downward-100-basis-point ramp as of September 30, 2010 increased compared to December 31, 2009.

Other important factors which affect the levels of NIR are balance sheet size and mix; interest-rate spreads; the slope and interest-rate level of U.S. dollar and non-U.S. dollar yield curves and the relationship between them; the pace of change in market interest rates; and management actions taken in response to the preceding conditions.

The following table presents estimated EVE exposures, calculated as of September 30, 2010 and December 31, 2009, assuming an immediate and prolonged shift in interest rates, the impact of which would be spread over a number of years.

ECONOMIC VALUE OF EQUITY	Estimated Exposure to Economic Value of Equity
(In millions) Rate change:	September 30, 2010	December 31, 2009
+200 bps shock	$(1,535)	$(1,205)
- 200 bps shock	311	(434)

The increase in the exposure to EVE for an upward-200-basis-point shock as of September 30, 2010 compared to December 31, 2009 is attributable to the re-investment of investment portfolio amortization and other run-off into fixed-rate securities, as well as a continuing slowing of prepayment speeds in the mortgage-backed securities portfolio despite very low mortgage rates. These same factors account for the improvement in the exposure to EVE for a downward-200-basis-point shock as of September 30, 2010 compared to December 31, 2009.

Credit Risk

Credit and counterparty risk is defined as the risk of financial loss if a borrower or counterparty is either unable or unwilling to repay borrowings or settle a transaction in accordance with contractual terms. We assume credit and counterparty risk for both our on- and off-balance sheet exposures. The extension of credit and the acceptance of counterparty risk by State Street are governed by corporate guidelines based on each counterparty’s risk profile, the markets served, counterparty and country concentrations, and regulatory compliance. Our focus on large institutional investors and their businesses requires that we assume concentrated credit risk for a variety of products and durations. We maintain comprehensive guidelines and procedures to monitor and manage all aspects of credit and counterparty risk that we undertake. Counterparties are evaluated on an individual basis at least annually, while significant exposures to counterparties are reviewed daily. Processes for credit approval and monitoring are in place for all credit extensions. As part of the approval and renewal process, due diligence is conducted based on the size and term of the exposure, as well as the creditworthiness of the counterparty. At any point in time, having one or more counterparties to which our exposure exceeds 10% of our consolidated total shareholders’ equity, exclusive of unrealized gains or losses, is not unusual. Exposure to these counterparties is regularly evaluated by ERM.

We provide, on a limited basis, traditional loan products and services to key clients and prospects in a manner that is intended to enhance client relationships, increase profitability and manage risk. We employ a relationship model in which credit decisions are based upon credit quality and the overall institutional relationship.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

An allowance for loan losses is maintained to absorb probable credit losses in the loan and lease portfolio that can be estimated, and is reviewed regularly by management for adequacy. An internal rating system is used to assess potential risk of loss. State Street’s risk-rating process incorporates the use of risk rating tools in conjunction with management judgment. Qualitative and quantitative inputs are captured in a transparent and replicable manner, and following a formal review and approval process, an internal credit rating based on State Street’s credit scale is assigned. The provision for loan losses is a charge to current earnings to maintain the overall allowance for loan losses at a level considered adequate relative to the level of credit risk in the loan and lease portfolio. Information about provisions for loan losses is included in the “Provision for Loan Losses” section of this Management’s Discussion and Analysis.

We purchase securities under agreements to resell, referred to as repurchase agreements. Most repurchase agreements are short-term, with maturities of less than 90 days. Risk is managed through a variety of processes, including establishing the acceptability of counterparties; limiting purchases largely to low-risk U.S. government securities; taking possession or control of pledged assets; monitoring levels of underlying collateral; and limiting the duration of the agreements. Securities are revalued daily to determine if we believe that additional collateral is necessary from the borrower.

We also provide clients with off-balance sheet liquidity and credit enhancement facilities in the form of letters and lines of credit and standby bond purchase agreements. These exposures are subject to an initial credit analysis, with detailed approval and review processes. These facilities are also actively monitored and reviewed annually. We maintain a separate reserve for probable credit losses related to certain of these off-balance sheet activities, which is recorded in accrued expenses and other liabilities in our consolidated statement of condition. Management reviews the adequacy of this reserve on a regular basis.

On behalf of our clients, we lend their securities to creditworthy banks, broker/dealers and other institutions. In most circumstances, we indemnify our clients for the fair market value of those securities against a failure of the borrower to return such securities. Though these transactions are collateralized, the substantial volume of these activities necessitates detailed credit-based underwriting and monitoring processes. The aggregate amount of indemnified securities on loan totaled $350.22 billion at September 30, 2010, and $365.25 billion at December 31, 2009. We require the borrowers to provide collateral in an amount equal to or in excess of 100% of the fair market value of the securities borrowed. State Street holds the collateral received in connection with its securities lending services as agent, and these holdings are not recorded in our consolidated statement of condition. The securities on loan and the collateral are revalued daily to determine if additional collateral is necessary. We held, as agent, cash and securities totaling $360.89 billion and $375.92 billion as collateral for indemnified securities on loan at September 30, 2010 and December 31, 2009, respectively.

The collateral held by us is invested on behalf of our clients. In certain cases, the collateral is invested in third-party repurchase agreements, for which we indemnify the client against loss of the principal invested. We require the repurchase agreement counterparty to provide collateral in an amount equal to or in excess of 100% of the amount of the repurchase agreement. The indemnified repurchase agreements and the related collateral are not recorded in our consolidated statement of condition. Of the collateral of $360.89 billion at September 30, 2010 and $375.92 billion at December 31, 2009 referenced above, $90.94 billion at September 30, 2010 and $77.73 billion at December 31, 2009 was invested in indemnified repurchase agreements. We held, as agent, $95.20 billion and $82.62 billion as collateral for indemnified investments in repurchase agreements at September 30, 2010 and December 31, 2009, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Investments in debt and equity securities, including investments in affiliates, are monitored regularly by Corporate Finance, Global Treasury and ERM. Procedures are in place for assessing impairment of investment securities, as discussed in note 3 to the consolidated financial statements included in this Form 10-Q.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information with respect to quantitative and qualitative disclosures about market risk is set forth in the “Market Risk” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-Q.

CONTROLS AND PROCEDURES

State Street has established and maintains disclosure controls and procedures that are designed to ensure that material information relating to State Street and its subsidiaries on a consolidated basis required to be disclosed in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to State Street management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. For the quarter ended September 30, 2010, State Street’s management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of State Street’s disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that State Street’s disclosure controls and procedures were effective as of September 30, 2010.

State Street has also established and maintains internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. In the ordinary course of business, State Street routinely enhances its internal control over financial reporting by either upgrading its current systems or implementing new systems. Enhancements have been made and will be made to State Street’s internal control over financial reporting as a result of these efforts. During the quarter ended September 30, 2010, no change occurred in State Street’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, State Street’s internal control over financial reporting.

STATE STREET CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
(Dollars in millions, except per share amounts)
Fee revenue:
Servicing fees	$989	$833	$2,826	$2,394
Management fees	213	219	656	593
Trading services	228	269	796	824
Securities finance	68	105	249	487
Processing fees and other	71	45	278	111

Total fee revenue	1,569	1,471	4,805	4,409

Net interest revenue:
Interest revenue	904	898	2,628	2,409
Interest expense	180	175	585	542

Net interest revenue	724	723	2,043	1,867

Gains related to investment securities, net:
Net gains from sales of available-for-sale securities	91	141	286	260
Losses from other-than-temporary impairment	(132)	(828)	(612)	(1,008)
Losses not related to credit	58	729	388	832

Gains related to investment securities, net	17	42	62	84

Total revenue	2,310	2,236	6,910	6,360

Provision for loan losses	1	16	26	114

Expenses:
Salaries and employee benefits	857	819	2,589	2,246
Information systems and communications	181	165	522	493
Transaction processing services	165	148	482	425
Occupancy	112	118	346	360
Securities lending charge	—	—	414	—
Provision for legal exposure	—	250	—	250
Merger and integration costs	23	11	77	40
Professional services	58	76	224	184
Amortization of other intangible assets	52	36	132	104
Other	79	110	264	299

Total expenses	1,527	1,733	5,050	4,401

Income before income tax expense and extraordinary loss	782	487	1,834	1,845
Income tax expense	236	160	361	540

Income before extraordinary loss	546	327	1,473	1,305
Extraordinary loss, net of taxes	—	—	—	(3,684)

Net income (loss)	$546	$327	$1,473	$(2,379)

Net income before extraordinary loss available to common shareholders	$540	$327	$1,459	$1,142

Net income (loss) available to common shareholders	$540	$327	$1,459	$(2,542)

Earnings per common share before extraordinary loss:
Basic	$1.09	$.66	$2.94	$2.48
Diluted	1.08	.66	2.93	2.45

Earnings (Loss) per common share:
Basic	$1.09	$.66	$2.94	$(5.47)
Diluted	1.08	.66	2.93	(5.45)

Average common shares outstanding (in thousands):
Basic	495,729	493,453	495,312	462,900
Diluted	498,159	498,290	497,715	466,234

Cash dividends declared per share	$.01	$.01	$.03	$.03

The accompanying notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION

CONSOLIDATED STATEMENT OF CONDITION

	September 30, 2010	December 31, 2009
(Dollars in millions, except per share amounts)	(Unaudited)
Assets
Cash and due from banks	$4,583	$2,641
Interest-bearing deposits with banks	24,560	26,632
Securities purchased under resale agreements	3,941	2,387
Trading account assets	1,485	148
Investment securities available for sale	80,719	72,699
Investment securities held to maturity (fair value of $18,424 and $20,928)	17,577	20,877
Loans and leases (less allowance for losses of $101 and $79)	13,665	10,729
Premises and equipment (net of accumulated depreciation of $3,366 and $3,046)	1,835	1,953
Accrued income receivable	1,767	1,497
Goodwill	5,521	4,550
Other intangible assets	2,812	1,810
Other assets	14,499	12,023

Total assets	$172,964	$157,946

Liabilities
Deposits:
Noninterest-bearing	$17,313	$11,969
Interest-bearing—U.S.	9,823	5,956
Interest-bearing—Non-U.S.	77,898	72,137

Total deposits	105,034	90,062
Securities sold under repurchase agreements	8,671	10,542
Federal funds purchased	5,308	4,532
Other short-term borrowings	13,657	20,200
Accrued expenses and other liabilities	14,152	9,281
Long-term debt	8,573	8,838

Total liabilities	155,395	143,455

Commitments and contingencies (note 7)

Shareholders’ equity
Preferred stock, no par: 3,500,000 shares authorized; none issued
Common stock, $1 par: 750,000,000 shares authorized; 502,029,493 and 495,365,571 shares issued	502	495
Surplus	9,310	9,180
Retained earnings	8,556	7,071
Accumulated other comprehensive loss	(782)	(2,238)
Treasury stock, at cost (437,953 and 431,832 shares)	(17)	(17)

Total shareholders’ equity	17,569	14,491

Total liabilities and shareholders’ equity	$172,964	$157,946

The accompanying notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

(Dollars in millions, except per share amounts, shares in thousands)	Preferred Stock	Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Total
		Shares	Amount				Shares	Amount
Balance at December 31, 2008	$1,883	431,976	$432	$6,992	$9,135	$(5,650)	418	$(18)	$12,774
Comprehensive income:
Net loss					(2,379)				(2,379)
Change in net unrealized loss on available-for-sale securities, net of reclassification adjustment, expected losses from other-than-temporary impairment related to factors other than credit and related taxes of $1,792						2,866			2,866
Change in net unrealized loss on fair value hedges of available-for-sale securities, net of related taxes of $58						97			97
Expected losses from other-than-temporary impairment on held-to-maturity securities related to factors other than credit, net of related taxes of $(219)						(362)			(362)
Foreign currency translation, net of related taxes of $(107)						237			237
Change in net unrealized loss on cash flow hedges, net of related taxes of $5						7			7
Change in minimum pension liability, net of related taxes of $18						29			29

Total comprehensive income (loss)					(2,379)	2,874			495
Cash dividends:
Common stock—$.03 per share					(14)				(14)
Preferred stock					(46)				(46)
Prepayment of preferred stock discount	106				(106)				—
Accretion of preferred stock discount	11				(11)				—
Common stock issued		58,974	59	2,172					2,231
Redemption of TARP preferred stock	(2,000)								(2,000)
Redemption of TARP common stock				(60)					(60)
Common stock awards and options exercised, including related taxes of $(52)		3,702	4	55					59
Other							11	1	1

Balance at September 30, 2009	$—	494,652	$495	$9,159	$6,579	$(2,776)	429	$(17)	$13,440

Balance at December 31, 2009	$—	495,366	$495	$9,180	$7,071	$(2,238)	432	$(17)	$14,491
Adjustment for effect of application of provisions of new accounting standard					27	(27)			—

Adjusted balance at January 1, 2010	—	495,366	495	9,180	7,098	(2,265)	432	(17)	14,491
Comprehensive income:
Net income					1,473				1,473
Change in net unrealized loss on available-for-sale securities, net of reclassification adjustment, expected losses from other-than-temporary impairment related to factors other than credit and related taxes of $1,059						1,653			1,653
Change in net unrealized loss on fair value hedges of available-for-sale securities, net of related taxes of $(56)						(80)			(80)
Expected losses from other-than-temporary impairment on held-to-maturity securities related to factors other than credit, net of related taxes of $(24)						(31)			(31)
Foreign currency translation, net of related taxes of $153						(61)			(61)
Change in net unrealized loss on cash flow hedges, net of related taxes						6			6
Change in minimum pension liability, net of related taxes of $(2)						(4)			(4)

Total comprehensive income					1,473	1,483			2,956
Cash dividends declared—$.03 per share					(15)				(15)
Common stock awards and options exercised, including related taxes of $(11)		6,663	7	130					137
Other							6	—	—

Balance at September 30, 2010	$—	502,029	$502	$9,310	$8,556	$(782)	438	$(17)	$17,569

The accompanying notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2010	2009
(In millions)
Operating Activities:
Net income (loss)	$1,473	$(2,379)
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash adjustments for depreciation, amortization, accretion and deferred income taxes	(23)	(2,631)
Extraordinary loss	—	6,096
Gains related to investment securities, net	(62)	(84)
Change in trading account assets, net	(1,337)	364
Other, net	941	(5,983)

Net cash (used in) provided by operating activities	992	(4,617)

Investing Activities:
Net decrease in interest-bearing deposits with banks	2,072	28,375
Net (increase) decrease in securities purchased under resale agreements	(1,554)	56
Proceeds from sales of available-for-sale securities	17,634	6,412
Proceeds from maturities of available-for-sale securities	26,781	31,199
Purchases of available-for-sale securities	(49,443)	(44,178)
Net decrease in securities related to AMLF	—	6,111
Proceeds from maturities of held-to-maturity securities	4,223	2,739
Purchases of held-to-maturity securities	(426)	(377)
Net (increase) decrease in loans and leases	(3,117)	106
Business acquisitions, net of cash acquired	(2,246)	—
Purchases of equity investments and other long-term assets	(95)	(210)
Purchases of premises and equipment	(157)	(171)
Other, net	326	367

Net cash (used in) provided by investing activities	(6,002)	30,429

Financing Activities:
Net increase in time deposits	3,286	1,923
Net increase (decrease) in all other deposits	11,686	(22,380)
Net decrease in short-term borrowings related to AMLF	—	(6,042)
Net decrease in short-term borrowings	(7,638)	(1,874)
Proceeds from issuance of long-term debt, net of issuance costs	—	4,435
Payments for long-term debt and obligations under capital leases	(335)	(27)
Proceeds from public offering of common stock, net of issuance costs	—	2,231
Repurchase of TARP preferred stock investment	—	(2,000)
Repurchase of TARP common stock warrant	—	(60)
Proceeds from exercises of common stock options	8	30
Repurchases of common stock for employee tax withholding	(40)	(38)
Payments for cash dividends	(15)	(164)

Net cash (used in) provided by financing activities	6,952	(23,966)

Net increase	1,942	1,846
Cash and due from banks at beginning of period	2,641	3,181

Cash and due from banks at end of period	$4,583	$5,027

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

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and these condensed notes. Actual results could differ from those estimates. Consolidated results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2010.

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

In July 2010, the FASB issued an amendment to GAAP that will require new qualitative and quantitative disclosures about the credit quality of financing receivables and the allowance for loan losses. The amendment will require disclosures with respect to impaired loans, loan modifications and non-accrual and past-due receivables, as well as a roll-forward of the allowance for loan losses. The disclosures will be required to be disaggregated by class of financing receivable or portfolio segment, as defined in the amendment. The new GAAP will be effective, for State Street, as of December 31, 2010, except for the roll-forward of the allowance for loan losses, which will be required beginning on January 1, 2011.

In February 2010, the FASB issued an amendment to GAAP related to fair value measurement disclosures. The amendment requires new disclosures for significant transfers of financial assets and liabilities into and out of level 1 and level 2 of the prescribed valuation hierarchy, and requires the disaggregation of information about purchases, sales, issuances and settlements for financial assets and liabilities categorized in level 3 of the valuation hierarchy. The amendment also provides several clarifications with respect to disclosures about valuation techniques and inputs. The requirement to disclose disaggregated information about purchases, sales, issuances and settlements for financial assets and liabilities categorized in level 3 of the valuation hierarchy was deferred, with respect to State Street, to January 1, 2011. The disclosures currently required by the amendment are provided in note 10.

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

We accounted for the Intesa transaction using the acquisition method of accounting, and the assets acquired, liabilities assumed and consideration paid were recorded in our consolidated balance sheet at their estimated fair values on the acquisition date. Our allocation of the purchase price was preliminary as of September 30, 2010, and is subject to future adjustment over the measurement period as information needed to measure the fair values of certain assets and liabilities is obtained.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 2.    Acquisitions (Continued)

(In millions)

Total fair value of consideration	$2,179
Allocation of purchase price (preliminary):
Book value of tangible net assets acquired	841
Adjustments to reflect assets acquired and liabilities assumed at fair value:
Write-off of certain assets and liabilities, net	(379)
Contingent asset	79
Customer relationship intangibles	696
Core deposit intangible	369
Other intangible	15
Deferred tax liability, net	(360)

Estimated fair value of net assets acquired	1,261

Goodwill resulting from acquisition	$918

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

On April 1, 2010, we completed our acquisition of Mourant International Finance Administration, or Mourant, in a cash transaction financed through available capital. We acquired Mourant to enhance our position as an administrator of alternative investments and to expand our presence outside of the U.S. In connection with our acquisition of Mourant, a provider of fund administration services, particularly for alternative investment funds such as private equity, real estate and hedge funds with operations in Jersey in the Channel Islands, Dublin, Singapore and New York, we recorded $73 million of goodwill and $59 million of other intangible assets in our consolidated balance sheet, and added approximately $122 billion of assets under administration as of June 30, 2010. The assets under administration are not recorded in our consolidated financial statements. Our allocation of the purchase price was preliminary as of September 30, 2010, and is subject to future adjustment over the measurement period as information needed to measure the fair values of certain assets and liabilities is obtained.

During the second and third quarters of 2010, in connection with the two acquisitions, we recorded aggregate merger and integration costs in our consolidated statement of income. These costs consisted only of direct and incremental costs to integrate the acquired businesses into our operations. These costs do not include ongoing expenses of the combined organization.

(In millions)

Retention and other compensation	$6
Professional services	32
Other	4

Total merger and integration costs related to the two acquisitions	$42

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 3.    Investment Securities

	September 30, 2010				December 31, 2009
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
(In millions)		Gains	Losses			Gains	Losses
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$7,538	$220	$2	$7,756	$11,164	$6	$8	$11,162
Mortgage-backed securities	18,246	512	5	18,753	14,895	94	53	14,936
Asset-backed securities:
Student loans(1)	15,387	167	655	14,899	12,652	128	852	11,928
Credit cards	6,880	84	31	6,933	6,515	192	100	6,607
Sub-prime	4,488	5	1,316	3,177	5,054	12	1,869	3,197
Other	2,268	469	119	2,618	2,581	400	184	2,797

Total asset-backed securities	29,023	725	2,121	27,627	26,802	732	3,005	24,529

Non-U.S. debt securities	13,292	395	117	13,570	10,210	283	182	10,311
State and political subdivisions	6,569	185	157	6,597	5,954	221	238	5,937
Collateralized mortgage obligations	3,044	318	123	3,239	2,477	203	271	2,409
Other U.S. debt securities	2,356	171	11	2,516	2,161	94	21	2,234
U.S. equity securities	556	—	2	554	1,101	—	3	1,098
Non-U.S. equity securities	105	3	1	107	79	4	—	83

Total	$80,729	$2,529	$2,539	$80,719	$74,843	$1,637	$3,781	$72,699

Held to maturity:
U.S. Treasury and federal agencies:
Direct obligations					$500	$13		$513
Mortgage-backed securities	$471	$30		$501	620	33		653
Asset-backed securities:
Credit cards	—	—		—	20	—	$2	18
Other	194	—	$30	164	447	—	68	379

Total asset-backed securities	194	—	30	164	467	—	70	397

Non-U.S. debt securities	9,608	597	176	10,029	10,822	569	245	11,146
State and political subdivisions	144	5	—	149	206	6	—	212
Collateralized mortgage obligations	7,160	514	93	7,581	8,262	249	504	8,007

Total	$17,577	$1,146	$299	$18,424	$20,877	$870	$819	$20,928

(1)	Substantially composed of securities guaranteed by the federal government with respect to the payment of principal and interest.

Aggregate investment securities carried at $46.85 billion and $40.96 billion at September 30, 2010 and December 31, 2009, respectively, were designated as pledged for public and trust deposits, short-term borrowings and for other purposes as provided by law.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 3.    Investment Securities (Continued)

Contractual maturities of debt securities were as follows as of September 30, 2010:

(In millions)	Under 1 Year	1 to 5 Years	6 to 10 Years	Over 10 Years
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations		$5,620	$1,602	$534
Mortgage-backed securities	$18	951	7,352	10,432
Asset-backed securities:
Student loans(1)	126	2,778	7,860	4,135
Credit cards	494	5,127	1,312	—
Sub-prime	689	1,993	31	464
Other	181	946	580	911

Total asset-backed securities	1,490	10,844	9,783	5,510

Non-U.S. debt securities	2,987	3,972	1,182	5,429
State and political subdivisions	417	2,393	2,575	1,212
Collateralized mortgage obligations	144	1,143	289	1,663
Other U.S. debt securities	280	1,404	794	38

Total	$5,336	$26,327	$23,577	$24,818

Held to maturity:
U.S. Treasury and federal agencies:
Mortgage-backed securities	$8	$47	$141	$275
Asset-backed securities:
Other	20	—	—	174

Total asset-backed securities	20	—	—	174

Non-U.S. debt securities	507	2,488	475	6,138
State and political subdivisions	27	113	3	1
Collateralized mortgage obligations	344	3,045	1,046	2,725

Total	$906	$5,693	$1,665	$9,313

(1)	Substantially composed of securities guaranteed by the federal government with respect to the payment of principal and interest.

The maturities of asset-backed securities, mortgage-backed securities and collateralized mortgage obligations are based on expected principal payments.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 3.    Investment Securities (Continued)

Impairment

Gross pre-tax unrealized losses on investment securities consisted of the following as of September 30, 2010 and December 31, 2009:

	Less than 12 months		12 months or longer		Total
September 30, 2010 (In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations			$180	$2	$180	$2
Mortgage-backed securities	$668	$1	703	4	1,371	5
Asset-backed securities:
Student loans(1)	1,827	26	8,232	629	10,059	655
Credit cards	604	3	2,338	28	2,942	31
Sub-prime	—	—	3,103	1,316	3,103	1,316
Other	277	8	468	111	745	119

Total asset-backed securities	2,708	37	14,141	2,084	16,849	2,121

Non-U.S. debt securities	3,799	16	1,069	101	4,868	117
State and political subdivisions	503	11	1,660	146	2,163	157
Collateralized mortgage obligations	240	7	499	116	739	123
Other U.S. debt securities	—	—	65	11	65	11
U.S. equity securities	26	2	—	—	26	2
Non-U.S. equity securities	8	1	—	—	8	1

Total	$7,952	$75	$18,317	$2,464	$26,269	$2,539

Held to maturity:
Asset-backed securities:
Other			$151	$30	$151	$30

Total asset-backed securities			151	30	151	30

Non-U.S. debt securities	$1,552	$72	1,127	104	2,679	176
Collateralized mortgage obligations	350	20	976	73	1,326	93

Total	$1,902	$92	$2,254	$207	$4,156	$299

(1)	Substantially composed of securities guaranteed by the federal government with respect to the payment of principal and interest.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 3.    Investment Securities (Continued)

	Less than 12 months		12 months or longer		Total
December 31, 2009 (In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations			$775	$8	$775	$8
Mortgage-backed securities	$3,272	$32	1,366	21	4,638	53
Asset-backed securities:
Student loans(1)	934	38	8,301	814	9,235	852
Credit cards	908	8	2,696	92	3,604	100
Sub-prime	12	5	3,071	1,864	3,083	1,869
Other	367	18	496	166	863	184

Total asset-backed securities	2,221	69	14,564	2,936	16,785	3,005

Non-U.S. debt securities	3,443	40	723	142	4,166	182
State and political subdivisions	647	231	293	7	940	238
Collateralized mortgage obligations	267	33	727	238	994	271
Other U.S. debt securities	113	1	99	20	212	21
U.S. equity securities	37	3	—	—	37	3

Total	$10,000	$409	$18,547	$3,372	$28,547	$3,781

Held to maturity:
Asset-backed securities:
Credit cards	$18	$2			$18	$2
Other	—	—	$221	$68	221	68

Total asset-backed securities	18	2	221	68	239	70

Non-U.S. debt securities	1,905	61	1,145	184	3,050	245
Collateralized mortgage obligations	1,366	53	2,549	451	3,915	504

Total	$3,289	$116	$3,915	$703	$7,204	$819

(1)	Substantially composed of securities guaranteed by the federal government with respect to the payment of principal and interest.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 3.    Investment Securities (Continued)

Realized gains and losses related to investment securities were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2010	2009	2010	2009
Gross realized gains from sales of available-for-sale securities	$110	$171	$313	$308
Gross realized losses from sales of available-for-sale securities	(19)	(30)	(27)	(48)

Gross losses from other-than-temporary impairment	(132)	(828)	(612)	(1,008)
Losses not related to credit(1)	58	729	388	832

Net impairment losses	(74)	(99)	(224)	(176)

Gains related to investment securities, net	$17	$42	$62	$84

Impairment associated with expected credit losses	$(71)	$(63)	$(201)	$(110)
Impairment associated with management’s intent to sell the impaired securities prior to their recovery in value	(1)	(23)	(1)	(53)
Impairment associated with adverse changes in timing of expected future cash flows	(2)	(13)	(22)	(13)

Net impairment losses	$(74)	$(99)	$(224)	$(176)

(1)	Pursuant to new accounting standards adopted on April 1, 2009, these losses were recorded, net of related taxes, as a component of other comprehensive income; see note 9.

Gross realized gains from sales of available-for-sale securities for the nine months ended September 30, 2010 included $110 million of gains from sales of former conduit securities, all of which occurred in the first three months of 2010. For both the three and nine months ended September 30, 2009, gross realized gains included $78 million, and gross realized losses included $24 million, from sales of former conduit securities. Net impairment losses for the three and nine months ended September 30, 2010 included $3 million and $29 million, respectively, and for both the three and nine months ended September 30, 2009 included $18 million, related to former conduit securities.

The substantial majority of the impairment losses was related to non-agency securities collateralized by mortgages, which management concluded had experienced credit losses based on the present value of the securities’ expected future cash flows. These securities are classified as asset-backed securities in the preceding investment securities tables.

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

A critical component of the evaluation for other-than-temporary impairment of our debt securities is the identification of credit-impaired securities for which management does not expect to receive cash flows sufficient to recover the entire amortized cost basis of the security. The following describes our process for identifying credit impairment in security types with the most significant unrealized losses as of September 30, 2010.

Mortgage- and Asset-Backed Securities

For recent vintages of U.S. mortgage-backed securities (in particular, sub-prime first-lien mortgages, “Alt-A” mortgages and home equity lines of credit (2006 and 2007 originations) that have significant unrealized losses as a percentage of their amortized cost), credit impairment is assessed using cash flow models, tailored for

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 3.    Investment Securities (Continued)

each security, that estimate the future cash flows on the underlying mortgages, using the security-specific collateral and transaction structure. Estimates of future cash flows are subject to management’s judgment. The future cash flows and performance of our portfolio of U.S. mortgage-backed securities are a function of a number of factors, including, but not limited to, the condition of the U.S. economy, the condition of the U.S. residential mortgage markets, and the level of loan defaults, prepayments and loss severities. Management’s estimates of future losses also consider the underwriting and historical performance of our specific securities.

Loss rates are determined for each security and take into consideration collateral type, vintage, borrower profile, third-party guarantees, current levels of subordination, geography and other factors. By using these factors, management develops a roll-rate analysis to gauge future expected credit losses based on current delinquencies and expected future loss trends. Based on management’s analysis, we believe that the most significant exposure to credit losses resides in our 2006 and 2007 U.S. residential mortgage-backed securities portfolio. Critical assumptions with respect to the aforementioned 2006 and 2007 originations include:

	Sub-Prime	Alt-A	Non-Agency Prime
September 30, 2010:
Prepayment rate	2-3%	7%	7-10%
Cumulative loss estimates	39	30	16
Loss severity(1)	68	57	47
Peak-to-trough housing price decline(2)	33-38	33-38	33-38

	Sub-Prime	Alt-A	Non-Agency Prime
December 31, 2009:
Prepayment rate	5%	5%	10%
Cumulative loss estimates	41	14	8
Loss severity(1)	70	41	40
Peak-to-trough housing price decline(2)	37	37	37

(1)	Loss severity rates consider the initial loan-to-value ratio, lien position, geography, expected collateral value and other factors.
(2)	Management’s expectation of the Case-Shiller National Home Price Index.

For securities that relate to these vintages, other-than-temporary impairment has been recorded on certain assets when both fair value was below carrying value and a credit loss existed. During the three and nine months ended September 30, 2010, we recorded credit-related other-than-temporary impairment on securities in these vintages of $59 million and $158 million, respectively, with $6 million and $26 million, respectively, related to sub-prime first-lien mortgages, $19 million and $43 million, respectively, related to “Alt-A” mortgages, and $34 million and $89 million, respectively, related to non-agency prime mortgages. During the three months ended September 30, 2009 and the period from April 1, 2009 through September 30, 2009, we recorded credit-related other-than-temporary impairment on securities in these vintages of $64 million and $91 million, respectively, with $19 million related to sub-prime first-lien mortgages for both the three-month and year-to-date periods, $10 million and $16 million, respectively, related to “Alt-A” mortgages and $35 million and $56 million, respectively, related to non-agency prime mortgages.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 3.    Investment Securities (Continued)

The assumptions presented above are used by management to identify those securities which are subject to further analysis of potential credit losses. Since the assumptions are based on the unique characteristics of each security, management uses a range of point estimates for prepayment speeds and housing prices which reflect the collateral profile of the securities within each asset class. In addition, in measuring expected credit losses, the individual characteristics of each security are examined to determine whether there are any additional factors that would increase or mitigate the expected loss. Once losses are determined, the timing of the loss will also affect the ultimate other-than-temporary impairment, since the loss is ultimately subject to a discount commensurate with the purchase yield of the security. Primarily as a result of rising delinquencies and management’s continued expectation of declining housing prices, and in consideration of the aforementioned factors, we recorded an aggregate of $74 million and $224 million of other-than-temporary impairment during the three and nine months ended September 30, 2010, respectively.

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

*    *    *

After a review of the investment portfolio, taking into consideration current economic conditions, adverse situations that might affect our ability to fully collect interest and principal, the timing of future payments, the credit quality and performance of the collateral underlying asset-backed securities and other relevant factors, and excluding the securities for which other-than-temporary impairment was recorded during the nine months ended September 30, 2010, management considers the aggregate decline in fair value of the remaining securities and the resulting gross pre-tax unrealized losses of $2.84 billion related to 1,669 securities at September 30, 2010 to be temporary and not the result of any material changes in the credit characteristics of the securities.

The following table presents activity with respect to credit-related losses recognized in our consolidated statement of income associated with securities considered other-than-temporarily impaired:

(In millions)
Balance at December 31, 2009	$175
Plus expected credit-related losses for which other-than-temporary impairment was not previously recognized	87
Plus expected credit-related losses for which other-than-temporary impairment was previously recognized	137
Less losses realized for securities sold	(9)
Less losses realized for securities intended or required to be sold	(1)

Balance at September 30, 2010	$389

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

Securities with Evidence of Credit Deterioration

In May 2009, in connection with the conduit consolidation, we added $343 million of securities which had evidence of deterioration in credit quality since their issuance, and management considered it probable, as of the date of consolidation, that we would be unable to collect all contractually required payments from the securities. As a result, these securities are accounted for pursuant to the provisions of ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (formerly AICPA Statement of Position No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer). Pursuant to the provisions of ASC Topic 310-30, the excess of management’s estimate of undiscounted future principal, interest and other contractual cash flows from these securities over their initial recorded investment is accreted into interest revenue on a level-yield basis over the securities’ estimated remaining terms. On a quarterly basis, management updates its expected cash flow assumptions. Subsequent decreases in these securities’ expected future cash flows are either recognized prospectively through an adjustment of the yields on the securities over their remaining terms, or are evaluated for other-than-temporary impairment.

During the three months ended September 30, 2010, no gross losses from other-than-temporary impairment on these securities were recorded. For the nine months ended September 30, 2010, $1 million of gross losses from other-than-temporary impairment on these securities was recorded, all of which related to credit and which was recorded in our consolidated statement of income. Increases in expected future cash flows will be recognized prospectively over the securities’ estimated remaining terms through a recalculation of their yields.

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

The following table presents activity for the nine months ended September 30, 2010 in the accretable yield related to the acquired debt securities.

(In millions)
Accretable yield, December 31, 2009	$279
Accretion	(35)
Other adjustments	12

Accretable yield, September 30, 2010	$256

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 3.    Investment Securities (Continued)

Beneficial Interests in a Securitization

In May 2009, in connection with the conduit consolidation, we added $4.34 billion of securities which were considered to be beneficial interests in a securitization that were not of high credit quality. As a result, these securities are accounted for pursuant to the provisions of ASC Topic 325-40, Beneficial Interests in Securitized Financial Assets (formerly FASB Emerging Issues Task Force Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets). Pursuant to the provisions of ASC Topic 325-40, the excess of management’s estimate of undiscounted future principal, interest and other contractual cash flows from these securities over their initial recorded investment is accreted into interest revenue on a level-yield basis over the securities’ estimated remaining terms. Subsequent decreases in these securities’ expected future cash flows are either recognized prospectively through an adjustment of the yields on the securities over their remaining terms, or are evaluated for other-than-temporary impairment.

During the three and nine months ended September 30, 2010, we recorded gross losses from other-than-temporary impairment on these securities of $17 million and $51 million, respectively, with $2 million and $22 million, respectively, related to credit. Increases in expected future cash flows are recognized prospectively over the securities’ estimated remaining terms through a recalculation of their yields.

Note 4.    Loans and Lease Financing

(In millions)	September 30, 2010	December 31, 2009
Commercial and financial:
Institutional and corporate:
U.S	$4,370	$3,938
Non-U.S	137	100
Securities settlement:
U.S	2,145	1,614
Non-U.S	2,757	458
Commercial real estate:
U.S	602	600

Total commercial and financial	10,011	6,710

Purchased receivables:
U.S.	778	786
Non-U.S.	1,488	1,596
Lease financing:
U.S.	414	408
Non-U.S.	1,075	1,308

Total loans	13,766	10,808
Less allowance for loan losses	(101)	(79)

Net loans	$13,665	$10,729

Institutional and corporate balances primarily represented short-term extensions of credit pursuant to lending facilities with fund clients, as well as insurance, corporate and other borrowers. Securities settlement

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 4.    Loans and Lease Financing (Continued)

balances were composed of short-duration advances to our clients to provide liquidity in support of their transaction flows associated with securities settlement activities. The purchased receivables were structured asset-backed loans added in connection with the May 2009 conduit consolidation, and represent undivided interests in securitized pools of underlying third-party receivables.

The commercial real estate loans were acquired in 2008 pursuant to indemnified repurchase agreements with an affiliate of Lehman. These loans, which are primarily collateralized by direct and indirect interests in commercial real estate, were recorded at their then-current fair value, based on management’s expectations with respect to future cash flows from the loans using appropriate market discount rates as of the date of acquisition. These cash flow estimates are updated quarterly to reflect changes in management’s expectations, which consider market conditions and other factors. During the three months ended June 30, 2010, as a result of a settlement related to the Lehman-related indemnified repurchase agreements, we acquired an additional commercial real estate loan and recorded it at its then-current fair value of $16 million. This loan, prior to acquisition, had been performing in accordance with its contractual terms and had no evidence of credit deterioration as of the acquisition date.

At September 30, 2010, approximately $146 million of the commercial real estate loans had been placed by management on non-accrual status. This was based on management’s expectations with respect to future cash flows from the loans.

The following table presents activity in the allowance for loan losses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2010	2009	2010	2009
Beginning balance	$102	$108	$79	$18
Provision for loan losses:
Commercial real estate loans	3	—	23	98
Other	(2)	16	3	16
Charge-offs:
Commercial real estate loans	(1)	(61)	(4)	(69)
Other	—	(10)	—	(10)
Other	(1)	—	—	—

Total	$101	$53	$101	$53

The majority of the provision for loan losses recorded in 2010 was related to commercial real estate loans, primarily the result of a revaluation of the collateral supporting certain of the commercial real estate loans acquired in 2008. The charge-offs recorded in 2010 related to the above-described commercial real estate loans, as management considered certain of these loans no longer collectible.

The commercial real estate loans are reviewed on a quarterly basis, and any provisions for loan losses that are recorded reflect management’s current expectations with respect to future cash flows from these loans, based on an assessment of economic conditions in the commercial real estate market and other factors.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 5.    Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill were as follows for the nine months ended September 30, 2010:

(In millions)	Investment Servicing	Investment Management	Total
Balance at December 31, 2009	$4,544	$6	$4,550
Acquisitions of Intesa and Mourant	991	—	991
Foreign currency translation	(20)	—	(20)

Balance at September 30, 2010	$5,515	$6	$5,521

The gross carrying amount and accumulated amortization of other intangible assets were as follows as of September 30, 2010 and December 31, 2009:

	September 30, 2010			December 31, 2009
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$2,372	$(499)	$1,873	$1,628	$(409)	$1,219
Core deposits	869	(82)	787	500	(57)	443
Other	221	(69)	152	243	(95)	148

Total	$3,462	$(650)	$2,812	$2,371	$(561)	$1,810

Note 6.    Other Assets

Other assets consisted of the following as of September 30, 2010 and December 31, 2009:

(In millions)	September 30, 2010	December 31, 2009
Unrealized gains on derivative financial instruments	$7,232	$4,511
Deferred tax assets	2,826	3,973
Investments in joint ventures and other unconsolidated entities	929	886
Collateral deposits	643	1,351
Accounts receivable	539	68
Prepaid expenses	427	449
Other	1,903	785

Total	$14,499	$12,023

Note 7.    Commitments and Contingencies

Off-Balance Sheet Commitments and Contingencies

In the normal course of our business, we hold assets under custody and management in a custodial or fiduciary capacity. Management conducts regular reviews of its responsibilities in this regard and considers the results in preparing the consolidated financial statements. In the opinion of management, no contingent liabilities existed at September 30, 2010, that would have had a material adverse effect on State Street’s consolidated results of operations or financial condition.

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

(In billions)	September 30, 2010	December 31, 2009
Aggregate fair value of indemnified securities on loan	$350.22	$365.25
Aggregate fair value of cash and securities held as collateral for indemnified securities	360.89	375.92
Collateral for indemnified securities invested in indemnified repurchase agreements	90.94	77.73
Aggregate fair value of cash and securities held as collateral for indemnified repurchase agreements	95.20	82.62

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

As previously reported, the SEC has requested information regarding two registered mutual funds managed by State Street Global Advisors, or SSgA, that invested in sub-prime securities. As of June 30, 2007, these funds had net assets of less than $300 million, and the net asset value per share of the funds experienced an average decline of approximately 7.23% during the third quarter of 2007. Average returns for industry peer funds were positive during the same period. These funds were not covered by our regulatory settlement with the SEC, the Massachusetts Attorney General and the Massachusetts Securities Division of the Office of the Secretary of State announced in February 2010, which concerned certain unregistered SSgA-managed funds that pursued active

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 7.    Commitments and Contingencies (Continued)

fixed-income strategies. Four lawsuits by individual investors in those active fixed-income strategies remain pending. The U.S. Attorney’s office in Boston has also requested information in connection with our active-fixed income strategies.

State Street is currently defending two putative ERISA class actions by investors in unregistered SSgA-managed funds which participated in the securities lending program. One complaint alleges that we failed to exercise prudence in our management of the collateral pools in which the SSgA lending funds had invested cash collateral from securities lending activities, and that investors were injured as a result of the redemption restrictions imposed by us in October 2008 (and which we removed in August 2010). In June 2010, in order to permit SSgA to remove the redemption restrictions on its funds that engage in securities lending and mitigate potential liability concerns, we made an aggregate one-time cash contribution to certain collateral pools and liquidity trusts of $330 million. This contribution eliminated the difference between the market value of the portfolio holdings of the collateral pools and liquidity trusts and the amortized cost of such holdings. The second complaint challenges the division of securities lending-related revenue between the SSgA lending funds and State Street in its role as lending agent.

As previously reported, two participants in our agency securities lending program have brought suit against us challenging actions taken by us in response to their withdrawal from the program. We believe that certain withdrawals by these participants were inconsistent with the redemption policy applicable to the agency lending collateral pools and, consequently, redeemed their remaining interest through an in-kind distribution that reflected the assets these participants would have received had they acted in accordance with the collateral pools’ redemption policy. The excess of the aggregate par of the assets received by the two participants in such redemption over the aggregate market value of such assets as of September 30, 2010 was $49 million. In taking these actions, we believe that we acted in the best interests of all participants in the collateral pools. We have not established a reserve with respect to this litigation.

We instituted redemption restrictions with respect to our agency lending collateral pools in the fall of 2008 during the disruption in the financial markets. As previously reported, we established a $75 million reserve on June 30, 2010 to address potential inconsistencies in connection with our implementation of those redemption restrictions. The reserve, which still existed as of September 30, 2010, reflects our assessment of the amount required to compensate clients for the dilutive effect of redemptions which may not have been consistent with the intent of the policy. For a discussion of the aggregate net assets and net asset values per unit at September 30, 2010 of the agency lending collateral pools, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Consolidated Results of Operations—Fee Revenue—Securities Finance” in this Form 10-Q.

We continue to cooperate with the SEC in its investigation with respect to the SSgA lending funds and the agency lending program. Neither the civil proceedings described above nor the SEC investigation have been terminated as a result of the one-time cash contribution to the cash collateral pools underlying the SSgA lending funds or the establishment of the $75 million reserve, and there can be no assurance as to the outcome of those matters.

As previously reported, the Attorney General of the State of California has commenced an action under the California False Claims Act and California Business and Professional Code related to services State Street

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 7.    Commitments and Contingencies (Continued)

provides to California state pension plans. The California Attorney General asserts that the pricing of certain foreign exchange transactions for these pension plans was not consistent with the terms of the applicable custody contracts and related disclosures to the plans, and that, as a result, State Street made false claims and engaged in unfair competition. The Attorney General asserts actual damages of $56 million for periods from 2001 to 2007 and seeks additional penalties. We provide custody and foreign exchange services to government pension plans in other jurisdictions, and attorneys general from a number of these other jurisdictions, as well as the U.S. Attorney General’s office, have requested information in connection with inquiries into our foreign exchange pricing. In October 2010, we entered into a $12 million settlement with the State of Washington. This settlement resolves a contract dispute related to the manner in which we priced some foreign exchange transactions during our ten-year relationship with the State of Washington that ended in 2007. Our contractual obligations to the State of Washington were significantly different from those presented in our ongoing litigation in California.

Three shareholder-related class action complaints are currently pending in federal court in Boston. One complaint purports to be brought on behalf of State Street shareholders. The two other complaints purport to be brought on behalf of participants and beneficiaries in the State Street Salary Savings Program who invested in the plan’s State Street stock investment option. The complaints variously allege violations of the federal securities laws and ERISA in connection with our foreign exchange trading business, our investment securities portfolio and our asset-backed commercial paper conduit program. In addition, two State Street shareholders have filed a shareholder derivative complaint in Massachusetts state court alleging fiduciary breaches by present and former directors and officers of State Street in connection with the SSgA active fixed-income funds that were the subject of the February 2010 settlement with the SEC referred to above. We have moved to dismiss the complaint based on the Board of Directors’ consideration and rejection of the shareholders’ original demand letter.

As previously reported, we managed, through SSgA, four common trust funds for which, in our capacity as manager and trustee, we appointed various Lehman entities as prime broker. As of September 15, 2008 (the date two of the Lehman entities involved entered insolvency proceedings), these funds had cash and securities held by Lehman with net asset values of approximately $312 million. Some customers who invested in the funds managed by us brought litigation against us seeking compensation and additional damages, including double or treble damages, for their alleged losses in connection with our prime brokerage arrangements with Lehman’s entities. A total of seven customers were invested in such funds, of which four currently have suits pending against us. Three cases are pending in federal court in Boston and the fourth is pending in Nova Scotia. We have entered into settlements with two customers, one of which was entered into after the customer obtained a €42 million judgment from a Dutch court. As of September 15, 2008, the five customers with whom we have not entered into settlement agreements had approximately $180 million invested in the funds at issue.

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

While it is unclear whether we will be able to reach an acceptable resolution with the IRS, management believes we are sufficiently accrued as of September 30, 2010 for tax exposures, including exposures related to SILO transactions, and related interest expense. If management revises its evaluation of this tax position in a future period, the effect of the revision will be recorded in income tax expense in that period.

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

As of September 30, 2010 and December 31, 2009, the aggregate notional amount of these contingencies, which are individually accounted for as derivative financial instruments, totaled $49.43 billion and $52.95 billion, respectively. The notional amounts of these contingencies are presented as trading derivatives, specifically written options, in the table of aggregate notional amounts of derivative financial instruments provided in note 11. As of September 30, 2010, we have not made a payment under these contingencies. Management believes that the probability of material payment under these contingencies is remote.

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

Tax-Exempt Investment Program

In the normal course of our business, we structure and sell certificated interests in pools of tax-exempt investment-grade assets, principally to our mutual fund customers. We structure these pools as partnership trusts, and the trusts are recorded in our consolidated statement of condition as investment securities available for sale and other short-term borrowings. We may also provide liquidity and re-marketing services to the trusts. As of September 30, 2010 and December 31, 2009, we carried investment securities available for sale, composed of securities related to state and political subdivisions, with a fair value of $3.04 billion and $3.13 billion, respectively, and other short-term borrowings of $2.53 billion and $2.74 billion, respectively, in our consolidated statement of condition in connection with these trusts.

We transfer assets to the trusts from our investment securities portfolio at adjusted book value, and the trusts finance the acquisition of these assets by selling certificated interests issued by the trusts to third-party investors and to State Street as residual holder. These transfers do not meet the de-recognition criteria defined by GAAP, and therefore are recorded in our consolidated financial statements. The trusts had a weighted-average life of approximately 7.8 years at September 30, 2010, compared to approximately 8.1 years at December 31, 2009. Under separate legal agreements, we provide standby bond purchase agreements to these trusts, which obligate State Street to acquire the certificated interests at par value in the event that the re-marketing agent is unable to place the certificated interests with investors. Our obligations as standby bond purchase agreement provider terminate in the event of the following credit events: payment default, bankruptcy of the issuer or credit enhancement provider, the imposition of taxability, or the downgrade of an asset held by the trust below investment grade. Our commitments to the trusts under these standby bond purchase agreements totaled $2.80 billion at September 30, 2010, none of which was utilized at period-end. In the event that our obligations under these agreements are triggered, no material impact to our consolidated results of operations or financial condition is expected to occur, because the securities are already recorded at fair value in our consolidated statement of condition.

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

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 8.    Variable Interest Entities (Continued)

Collateralized Debt Obligations

We serve as collateral manager for a series of collateralized debt obligations, referred to as CDOs. A CDO is a structured investment vehicle which purchases a portfolio of assets funded through the issuance of several classes of debt and equity, the repayment of and return on which are linked to the performance of the underlying assets. We have determined that we are not the primary beneficiary of these VIEs, and do not record them in our consolidated financial statements. At September 30, 2010 and December 31, 2009, the aggregate notional value of these CDOs was $1.0 billion and $2.0 billion, respectively. At September 30, 2010 and December 31, 2009, the carrying value of the underlying collateral was $336 million and $1.2 billion, respectively. We did not acquire or transfer any investment securities to a CDO during the nine months ended September 30, 2010 or 2009.

Note 9.    Shareholders’ Equity

Accumulated other comprehensive loss included the following after-tax components as of the dates indicated.

(In millions)	September 30, 2010	December 31, 2009
Foreign currency translation	$220	$281
Net unrealized loss on hedges of net investments in non-U.S. subsidiaries	(14)	(14)
Net unrealized gain (loss) on available-for-sale securities portfolio	355	(1,001)
Net unrealized loss related to reclassified securities	(372)	(635)

Net unrealized loss on available-for-sale securities	(17)	(1,636)
Net unrealized loss on fair value hedges of available-for-sale securities	(193)	(113)
Expected losses from other-than-temporary impairment on available-for-sale securities related to factors other than credit	(152)	(159)
Expected losses from other-than-temporary impairment on held-to-maturity securities related to factors other than credit	(418)	(387)
Minimum pension liability	(196)	(192)
Net unrealized loss on cash flow hedges	(12)	(18)

Total	$(782)	$(2,238)

For the nine months ended September 30, 2010, we realized net gains of $286 million from sales of available-for-sale securities. Unrealized pre-tax gains of $102 million were included in other comprehensive income, or OCI, at December 31, 2009, net of deferred taxes of $41 million, related to these sales. For the nine months ended September 30, 2009, we realized net gains of $260 million from sales of available-for-sale securities. Unrealized pre-tax gains of $60 million were included in OCI at December 31, 2008, net of deferred taxes of $24 million, related to these sales.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 9.    Shareholders’ Equity (Continued)

The following table presents total comprehensive income for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2010	2009	2010	2009
Net income (loss)	$546	$327	$1,473	$(2,379)
Other comprehensive income	925	1,052	1,483	2,874

Total comprehensive income	$1,471	$1,379	$2,956	$495

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

The fair value of the derivative instruments categorized in level 2 predominantly represents foreign exchange contracts used in our trading activities, for which fair value is measured using discounted cash flow techniques, with inputs consisting of observable spot and forward points, as well as observable interest rate curves. With respect to derivative instruments, we evaluated the impact on valuation of the credit risk of our counterparties and our own credit risk. We considered factors such as the likelihood of default by us and our counterparties, our current and potential future net exposures and remaining maturities in determining the appropriate measurements of fair value. Valuation adjustments associated with these factors were not significant for the three or nine months ended September 30, 2010.

Our level 2 financial assets primarily included various types of interest-rate and foreign exchange derivative instruments, as well as trading account assets and fixed-income investment securities.

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

The following tables present information with respect to our financial assets and liabilities carried at fair value in our consolidated statement of condition as of September 30, 2010 and December 31, 2009. There were no significant transfers of financial assets or liabilities between levels 1 and 2 during the three or nine months ended September 30, 2010.

	Fair Value Measurements on a Recurring Basis as of September 30, 2010
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets	$1,369	$116			$1,485
Investment securities available for sale:
U.S. Treasury and federal agencies:
Direct obligations	6,680	1,076			7,756
Mortgage-backed securities	—	18,752	$1		18,753
Asset-backed securities:
Student loans(2)	—	13,235	1,664		14,899
Credit cards	—	6,907	26		6,933
Sub-prime	—	3,177	—		3,177
Other	—	960	1,658		2,618

Total asset-backed securities	—	24,279	3,348		27,627

Non-U.S. debt securities	—	11,018	2,552		13,570
State and political subdivisions	—	6,593	4		6,597
Collateralized mortgage obligations	—	2,733	506		3,239
Other U.S. debt securities	—	2,513	3		2,516
U.S. equity securities	—	554	—		554
Non-U.S. equity securities	6	101	—		107

Total investment securities available for sale	6,686	67,619	6,414		80,719
Other assets	—	10,122	379	$(3,269)	7,232

Total assets carried at fair value	$8,055	$77,857	$6,793	$(3,269)	$89,436

Liabilities:
Other liabilities	$296	$10,167	$362	$(3,269)	$7,556

Total liabilities carried at fair value	$296	$10,167	$362	$(3,269)	$7,556

(1)	Represents counterparty netting against level 2 financial assets and liabilities, where a legally enforceable master netting agreement exists between State Street and the counterparty.
(2)	Substantially composed of securities guaranteed by the federal government with respect to the payment of principal and interest.

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

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 10.    Fair Value (Continued)

The following tables present activity related to our financial assets and liabilities categorized in level 3 of the valuation hierarchy for the three and nine months ended September 30, 2010 and 2009. Transfers into and out of level 3 are reported as of the beginning of the period. Transfers out of level 3 during the three and nine months ended September 30, 2010 were primarily related to certain asset-backed and non-U.S. debt securities, for which fair value was measured using prices for which observable market information became available.

	Fair Value Measurements Using Significant Unobservable Inputs Three Months Ended September 30, 2010
	Fair Value at June 30, 2010	Total Realized and Unrealized Gains (Losses)		Purchases, Issuances and Settlements, Net	Transfers Into and/or Out of Level 3	Fair Value at September 30, 2010	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at September 30, 2010
(In millions)		Recorded in Revenue	Recorded in Other Comprehensive Income
Assets:
Investment securities available for sale:
U.S. Treasury and federal agencies:
Mortgage-backed securities	$43				$(42)	$1
Asset-backed securities:
Student loans(1)	2,298	$2	$5	$18	(659)	1,664
Credit cards	79	1	—	(54)	—	26
Sub-prime	4	—	—	—	(4)	—
Other	1,868	25	(12)	(74)	(149)	1,658

Total asset-backed securities	4,249	28	(7)	(110)	(812)	3,348

Non-U.S. debt securities	1,803	2	4	1,194	(451)	2,552
State and political subdivisions	3	—	—	—	1	4
Collateralized mortgage obligations	424	—	2	80	—	506
Other U.S. debt securities	3	—	—	—	—	3

Total investment securities available for sale	6,525	30	(1)	1,164	(1,304)	6,414
Other assets	307	(55)	—	127	—	379	$(13)

Total assets	$6,832	$(25)	$(1)	$1,291	$(1,304)	$6,793	$(13)

	Fair Value Measurements Using Significant Unobservable Inputs Three Months Ended September 30, 2010
	Fair Value at June 30, 2010	Total Realized and Unrealized (Gains) Losses		Purchases, Issuances and Settlements, Net	Transfers Into and/or Out of Level 3	Fair Value at September 30, 2010	Change in Unrealized (Gains) Losses Related to Financial Instruments Held at September 30, 2010
		Recorded in Revenue	Recorded in Other Comprehensive Income
Liabilities:
Other liabilities	$284	$(51)	—	$129	—	$362	$(22)

Total liabilities	$284	$(51)	—	$129	—	$362	$(22)

(1)	Substantially composed of securities guaranteed by the federal government with respect to the payment of principal and interest.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 10.    Fair Value (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs Nine Months Ended September 30, 2010
	Fair Value at December 31, 2009	Total Realized and Unrealized Gains (Losses)		Purchases, Issuances and Settlements, Net	Transfers Into and/or Out of Level 3	Fair Value at September 30, 2010	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at September 30, 2010
(In millions)		Recorded in Revenue	Recorded in Other Comprehensive Income
Assets:
Investment securities available for sale:
U.S. Treasury and federal agencies:
Mortgage-backed securities	$58	$(1)	$(1)	$(13)	$(42)	$1
Asset-backed securities:
Student loans(1)	3,175	8	81	(19)	(1,581)	1,664
Credit cards	327	15	(15)	(33)	(268)	26
Sub-prime	3	1	—	—	(4)	—
Other	1,884	82	105	(177)	(236)	1,658

Total asset-backed securities	5,389	106	171	(229)	(2,089)	3,348

Non-U.S. debt securities	1,777	58	73	1,197	(553)	2,552
State and political subdivisions	2	—	—	—	2	4
Collateralized mortgage obligations	199	(208)	5	510	—	506
Other U.S. debt securities	3	—	—	—	—	3

Total investment securities available for sale	7,428	(45)	248	1,465	(2,682)	6,414
Other assets	128	(19)	—	270	—	379	$(17)

Total assets	$7,556	$(64)	$248	$1,735	$(2,682)	$6,793	$(17)

	Fair Value Measurements Using Significant Unobservable Inputs Nine Months Ended September 30, 2010
	Fair Value at December 31, 2009	Total Realized and Unrealized (Gains) Losses		Purchases, Issuances and Settlements, Net	Transfers Into and/or Out of Level 3	Fair Value at September 30, 2010	Change in Unrealized (Gains) Losses Related to Financial Instruments Held at September 30, 2010
		Recorded in Revenue	Recorded in Other Comprehensive Income
Liabilities:
Other liabilities	$147	$(55)	—	$270	—	$362	$(35)

Total liabilities	$147	$(55)	—	$270	—	$362	$(35)

(1)	Substantially composed of securities guaranteed by the federal government with respect to the payment of principal and interest.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 10.    Fair Value (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs Three Months Ended September 30, 2009
	Fair Value at June 30, 2009	Total Realized and Unrealized Gains (Losses)		Purchases, Issuances and Settlements, Net	Transfers Into and/or Out of Level 3	Fair Value at September 30, 2009	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at September 30, 2009
(In millions)		Recorded in Revenue	Recorded in Other Comprehensive Income
Assets:
Investment securities available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$499				$(499)	$—
Mortgage-backed securities	2				—	2
Asset-backed securities:
Student loans(1)	10,544	$(2)	$88	$(886)	(6,499)	3,245
Credit cards	391	—	7	9	19	426
Sub-prime	3	—	—	—	—	3
Other	1,501	1	234	20	—	1,756

Total asset-backed securities	12,439	(1)	329	(857)	(6,480)	5,430

Non-U.S. debt securities	1,520	(21)	255	119	(1)	1,872
State and political subdivisions	1	—	—	—	—	1
Collateralized mortgage obligations	3	4	1	116	(1)	123
Other U.S. debt securities	—	—	—	23	—	23

Total investment securities available for sale	14,464	(18)	585	(599)	(6,981)	7,451
Other assets	246	(57)	—	(18)	—	171	$(39)

Total assets	$14,710	$(75)	$585	$(617)	$(6,981)	$7,622	$(39)

	Fair Value Measurements Using Significant Unobservable Inputs Three Months Ended September 30, 2009
	Fair Value at June 30, 2009	Total Realized and Unrealized (Gains) Losses		Purchases, Issuances and Settlements, Net	Transfers Into and/or Out of Level 3	Fair Value at September 30, 2009	Change in Unrealized (Gains) Losses Related to Financial Instruments Held at September 30, 2009
		Recorded in Revenue	Recorded in Other Comprehensive Income
Liabilities:
Other liabilities	$259	$(79)	—	$(33)	—	$147	$(52)

Total liabilities	$259	$(79)	—	$(33)	—	$147	$(52)

(1)	Substantially composed of securities guaranteed by the federal government with respect to the payment of principal and interest.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 10.    Fair Value (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs Nine Months Ended September 30, 2009
	Fair Value at December 31, 2008	Total Realized and Unrealized Gains (Losses)		Purchases, Issuances and Settlements, Net	Transfers Into and/or Out of Level 3	Fair Value at September 30, 2009	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at September 30, 2009
(In millions)		Recorded in Revenue	Recorded in Other Comprehensive Income
Assets:
Trading account assets	$366				$(366)	$—
Investment securities available for sale:
U.S. Treasury and federal agencies:
Direct obligations	—			$499	(499)	—
Mortgage-backed securities	2			—	—	2
Asset-backed securities:
Student loans(1)	7,475	$(2)	$1,011	1,278	(6,517)	3,245
Credit cards	24	—	89	294	19	426
Sub-prime	5	—	(2)	—	—	3
Other	337	1	357	1,043	18	1,756

Total asset-backed securities	7,841	(1)	1,455	2,615	(6,480)	5,430

Non-U.S. debt securities	1,011	8	225	463	165	1,872
State and political subdivisions	1	—	—	—	—	1
Collateralized mortgage obligations	4	4	—	115	—	123
Other U.S. debt securities	28	—	—	23	(28)	23

Total investment securities available for sale	8,887	11	1,680	3,715	(6,842)	7,451
Other assets	760	(363)	—	(226)	—	171	$(88)

Total assets	$10,013	$(352)	$1,680	$3,489	$(7,208)	$7,622	$(88)

	Fair Value Measurements Using Significant Unobservable Inputs Nine Months Ended September 30, 2009
	Fair Value at December 31, 2008	Total Realized and Unrealized (Gains) Losses		Purchases, Issuances and Settlements, Net	Transfers Into and/or Out of Level 3	Fair Value at September 30, 2009	Change in Unrealized (Gains) Losses Related to Financial Instruments Held at September 30, 2009
		Recorded in Revenue	Recorded in Other Comprehensive Income
Liabilities:
Other liabilities	$857	$(457)	—	$(253)	—	$147	$(139)

Total liabilities	$857	$(457)	—	$(253)	—	$147	$(139)

(1)	Substantially composed of securities guaranteed by the federal government with respect to the payment of principal and interest.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 10.    Fair Value (Continued)

For our financial assets and liabilities categorized in level 3, total realized and unrealized gains and losses for the periods indicated were recorded in revenue as follows:

	Three Months Ended September 30, 2010		Three Months Ended September 30, 2009
(In millions)	Total Realized and Unrealized Gains (Losses) Recorded in Revenue	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at September 30, 2010	Total Realized and Unrealized Gains (Losses) Recorded in Revenue	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at September 30, 2009
Fee revenue:
Trading services	$(4)	$9	$17	$9
Processing fees and other	—	—	5	4

Total fee revenue	(4)	9	22	13
Net interest revenue	30	—	(18)	—

Total revenue	$26	$9	$4	$13

	Nine Months Ended September 30, 2010		Nine Months Ended September 30, 2009
(In millions)	Total Realized and Unrealized Gains (Losses) Recorded in Revenue	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at September 30, 2010	Total Realized and Unrealized Gains (Losses) Recorded in Revenue	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at September 30, 2009

Fee revenue:
Trading services	$36	$18	$44	$1
Processing fees and other	—	—	50	50

Total fee revenue	36	18	94	51
Net interest revenue	(45)	—	11	—

Total revenue	$(9)	$18	$105	$51

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

•

For financial instruments for which no quoted market prices are available, fair value is estimated using information obtained from third parties, or by discounting the expected cash flows using an estimated current market interest rate for the financial instrument.

The short duration of our assets and liabilities results in a significant number of financial instruments for which fair value equals or closely approximates the amount reported in our consolidated statement of condition. These financial instruments are reported in the following captions in our consolidated statement of condition: cash and due from banks; interest-bearing deposits with banks; securities purchased under resale agreements; accrued income receivable; deposits; securities sold under repurchase agreements; federal funds purchased; and short-term borrowings. In addition, due to the relatively short duration of certain of our net loans (excluding leases), we consider fair value for these loans to approximate their reported value. The fair value of other types of loans, such as purchased receivables and commercial real estate loans, is estimated by discounting expected future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings for the same remaining maturities. Loan commitments have no reported value because terms are at prevailing market rates.

The reported amounts and estimated fair values for financial instruments defined by GAAP, excluding the aforementioned short-term financial instruments and financial assets and liabilities carried at fair value on a recurring basis, were as follows as of September 30, 2010 and December 31, 2009:

(In millions)	Reported Amount	Fair Value
September 30, 2010:
Financial Assets:
Investment securities held to maturity	$17,577	$18,424
Net loans (excluding leases)	12,176	12,096
Financial Liabilities:
Long-term debt	8,573	8,702

December 31, 2009:
Financial Assets:
Investment securities held to maturity	$20,877	$20,928
Net loans (excluding leases)	9,013	8,729
Financial Liabilities:
Long-term debt	8,838	8,715

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

We enter into master netting agreements with many of our derivative counterparties. Certain of these agreements contain credit risk-related contingent features in which the counterparty has the option to declare State Street in default and accelerate cash settlement of our net derivative liabilities with the counterparty in the event our credit rating falls below specified levels. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a net liability position as of September 30, 2010 totaled approximately $532 million, against which we had posted aggregate collateral of approximately $5 million. If

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 11.    Derivative Financial Instruments (Continued)

State Street’s credit rating were downgraded below levels specified in the agreements, the maximum additional amount of payments related to termination events that could have been required pursuant to these contingent features as of September 30, 2010 was approximately $527 million. Accelerated settlement because of such events would not affect our consolidated results of operations.

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

We have entered into interest-rate swap agreements to modify our interest revenue from certain available-for-sale securities from a fixed rate to a floating rate. The securities hedged have a weighted-average life of approximately 7.8 years. These securities are hedged with interest-rate swap contracts of similar maturity, repricing and fixed-rate coupons. The interest-rate swap contracts convert the interest revenue from a fixed rate to a floating rate indexed to LIBOR, thereby mitigating our exposure to fluctuations in the fair value of the securities attributable to changes in the benchmark interest rate.

We have entered into an interest-rate swap agreement to modify our interest expense on a subordinated note from a fixed rate to a floating rate. The subordinated note matures in 2018 and pays fixed interest at a 5.25% annual rate. The subordinated note is hedged with an interest-rate swap contract with a similar notional amount, maturity and fixed-rate coupon. The interest-rate swap contract converts the fixed-rate coupon to a floating rate indexed to LIBOR, thereby mitigating our exposure to fluctuations in the fair value of the subordinated note stemming from changes in the benchmark interest rate.

During the three months ended September 30, 2010, we terminated interest-rate swap contracts with an aggregate notional amount of $900 million, which were used to hedge a senior note maturing in 2014 and a subordinated note maturing in 2016. Cumulative mark-to-market losses of $19 million and $25 million, respectively, to increase the carrying amount of the respective notes had been recorded against processing fees and other revenue through the termination dates of the respective interest-rate swap contracts; these losses will be amortized into interest expense in our consolidated statement of income over the remaining terms of the respective notes.

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

We have entered into interest-rate swap agreements to modify our interest revenue from certain available-for-sale securities from a floating rate to a fixed rate. The securities hedged have a weighted-average

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 11.    Derivative Financial Instruments (Continued)

life of approximately 3.1 years. These securities are hedged with interest-rate swap contracts of similar maturities, repricing and other characteristics. The interest-rate swap contracts convert the interest revenue from a floating rate to a fixed rate, thereby mitigating our exposure to fluctuations in the cash flows of the securities attributable to changes in the benchmark interest rate.

During the first nine months of 2010, we terminated an interest-rate swap agreement with an aggregate notional amount of $200 million, which had modified our interest payments on a subordinated note maturing in 2015 from a floating rate to a fixed rate. A cumulative mark-to-market loss of $24 million on the interest-rate swap agreement was recorded in other comprehensive income as of the termination date; this loss will be amortized into interest expense in our consolidated statement of income over the remaining term of the subordinated note.

The following table presents the aggregate contractual, or notional, amounts of derivative financial instruments held or issued for trading and asset-and-liability management activities as of the dates indicated:

(In millions)	September 30, 2010	December 31, 2009
Trading:
Interest-rate contracts:
Swap agreements	$28,312	$261
Options and caps purchased	140	169
Options and caps written	140	169
Futures	30,692	747
Foreign exchange contracts:
Forward, swap and spot	650,105	565,661
Options purchased	22,206	10,977
Options written	22,221	10,710
Credit derivative contracts:
Credit default swap agreements	155	170
Other contracts:
Options written	49,430	52,948
Asset and liability management:
Interest-rate contracts:
Swap agreements	1,972	2,577

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

	September 30, 2010			December 31, 2009
(In millions)	Fair Value Hedges	Cash Flow Hedges	Total	Fair Value Hedges	Cash Flow Hedges	Total
Available-for-sale investment securities	$1,606	$166	$1,772	$1,707	$170	$1,877
Long-term debt(1)	200	—	200	500	200	700

Total	$1,806	$166	$1,972	$2,207	$370	$2,577

(1)

As of September 30, 2010 and December 31, 2009, fair value hedges of long-term debt increased the carrying value of long-term debt presented in our consolidated statement of condition by $97 million and $31 million, respectively.

The contractual and weighted-average interest rates, which include the effects of hedges related to these financial instruments, were as follows for the periods indicated:

	Three Months Ended September 30,
	2010		2009
	Contractual Rates	Rate Including Impact of Hedges	Contractual Rates	Rate Including Impact of Hedges
Long-term debt	3.72%	3.33%	3.79%	3.67%

	Nine Months Ended September 30,
	2010		2009
	Contractual Rates	Rate Including Impact of Hedges	Contractual Rates	Rate Including Impact of Hedges
Long-term debt	3.73%	3.28%	4.08%	3.95%

For cash flow hedges, any changes in the fair value of the derivative financial instruments remain in accumulated other comprehensive income and are generally recorded in our consolidated statement of income in future periods when earnings are affected by the variability of the hedged cash flow.

Foreign exchange trading revenue related to foreign exchange contracts was $107 million and $152 million for the three months ended September 30, 2010 and 2009, respectively, and $426 million and $533 million for the nine months ended September 30, 2010 and 2009, respectively. Future cash requirements, if any, related to foreign exchange contracts are represented by the gross amount of currencies to be exchanged under each contract unless we and the counterparty have agreed to pay or receive the net contractual settlement amount on the settlement date.

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

	Asset Derivatives		Liability Derivatives
	September 30, 2010		September 30, 2010
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives utilized in trading activities:
Interest-rate contracts	Other assets	$302	Other liabilities	$336
Foreign exchange contracts	Other assets	10,125	Other liabilities	9,846
Credit derivative contracts	Other assets	1	Other liabilities	1

Total		$10,428		$10,183

Derivatives designated as hedges:
Interest-rate contracts	Other assets	$73	Other liabilities	$336

Total		$73		$336

	Asset Derivatives		Liability Derivatives
	December 31, 2009		December 31, 2009
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives utilized in trading activities:
Interest-rate contracts	Other assets	$13	Other liabilities	$13
Foreign exchange contracts	Other assets	6,345	Other liabilities	6,398
Credit derivative contracts	Other assets	1	Other liabilities	1

Total		$6,359		$6,412

Derivatives designated as hedges:
Interest-rate contracts	Other assets	$20	Other liabilities	$206

Total		$20		$206

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 11.    Derivative Financial Instruments (Continued)

The following tables present the effect of our use of derivative financial instruments on our consolidated statement of income:

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
(In millions)		Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Derivatives utilized in trading activities:
Interest-rate contracts	Trading services revenue	$—	$(2)
Interest-rate contracts	Processing fees and other revenue	3	17
Interest-rate contracts	Net interest revenue	(1)	(1)
Foreign exchange contracts	Trading services revenue	117	448
Foreign exchange contracts	Processing fees and other revenue	5	(2)

Total		$124	$460

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
(In millions)		Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Derivatives utilized in trading activities:
Interest-rate contracts	Processing fees and other revenue		$5
Foreign exchange contracts	Processing fees and other revenue	$2	(5)
Foreign exchange contracts	Trading services revenue	154	534
Other derivative contracts	Trading services revenue	(1)	(3)

Total		$155	$531

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income		Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
(In millions)		Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010			Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Derivatives designated as fair value hedges:
Interest-rate contracts	Net interest revenue	$8	$28	Long-term debt	Net interest revenue	$(20)	$(54)
Interest-rate contracts	Processing fees and other revenue	30	70	Long-term debt	Processing fees and other revenue	(26)	(61)
Interest-rate contracts	Processing fees and other revenue	(48)	(138)	Available-for-sale securities	Processing fees and other revenue	46	136

Total		$(10)	$(40)			$—	$21

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 11.    Derivative Financial Instruments (Continued)

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income		Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
(In millions)		Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009			Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Derivatives designated as fair value hedges:
Interest-rate contracts	Net interest revenue	$12	$(11)	Long-term debt	Net interest revenue	$(12)	$11
Interest-rate contracts	Net interest revenue	(24)	(22)	Deposits	Net interest revenue	24	22
Interest-rate contracts	Processing fees and other revenue	(50)	142	Available-for-sale securities	Processing fees and other revenue	48	(164)

Total		$(62)	$109			$60	$(131)

Differences between the gains (losses) on the derivative and the gains (losses) on the hedged item represent hedge ineffectiveness.

	Amount of Gain (Loss) on Derivative Recognized in Other Comprehensive Income		Location of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income	Amount of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income		Location of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
(In millions)	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010		Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010		Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Derivatives designated as cash flow hedges:
Interest-rate contracts	$1	$6	Net interest revenue	$(2)	$(5)	Net interest revenue	$2	$4

Total	$1	$6		$(2)	$(5)		$2	$4

	Amount of Gain (Loss) on Derivative Recognized in Other Comprehensive Income		Location of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income	Amount of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income		Location of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
(In millions)	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009		Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009		Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Derivatives designated as cash flow hedges:
Interest-rate contracts	$(5)	$10	Net interest revenue	—	—	Net interest revenue	—	—

Total	$(5)	$10		—	—		—	—

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 12.    Net Interest Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2010	2009	2010	2009
Interest revenue:
Deposits with banks	$22	$29	$63	$133
Investment securities:
U.S. Treasury and federal agencies	198	106	507	374
State and political subdivisions	56	54	166	170
Other investments	551	637	1,619	1,498
Securities purchased under resale agreements and federal funds sold	7	6	17	20
Loans and leases(1)	69	65	254	168
Trading account assets	—	—	—	19
Interest revenue associated with AMLF	—	—	—	25
Other interest-earning assets	1	1	2	2

Total interest revenue	904	898	2,628	2,409

Interest expense:
Deposits	62	36	141	155
Short-term borrowings(1)	46	57	229	144
Long-term debt	72	82	215	225
Interest expense associated with AMLF	—	—	—	18

Total interest expense	180	175	585	542

Net interest revenue	$724	$723	$2,043	$1,867

(1)

Amount for the nine months ended September 30, 2010 included $67 million related to the third-party asset-backed securitization trusts consolidated into our financial statements on January 1, 2010 in connection with our adoption of a new accounting standard. These trusts were de-consolidated during the three months ended June 30, 2010.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 13.    Securities Lending Charge

During the three months ended June 30, 2010, we recorded an aggregate pre-tax charge of $414 million, including associated legal costs of $9 million, in our consolidated statement of income with respect to the cash collateral pools underlying SSgA-managed investment funds engaged in securities lending, as well as the cash collateral pools underlying our agency lending program. In connection with the charge, we made a one-time cash contribution of $330 million to the cash collateral pools underlying the SSgA lending funds, based on our assessment with respect to previously disclosed asserted and unasserted claims and our evaluation of the ultimate resolution of such claims, as well as the effect of the redemption restrictions originally imposed by SSgA on the lending funds. In light of our evaluation of these and other issues, we elected to make the cash contribution, which restored the net asset value per unit of the underlying cash collateral pools to $1.00 as of June 30, 2010. As a result of this action, SSgA removed the redemption restrictions from the SSgA lending funds in August 2010.

The pre-tax charge also included the establishment of a $75 million reserve to address certain potential inconsistencies in connection with our implementation of the redemption restrictions applicable to the cash collateral pools underlying our agency lending program. This charge was based on the results of a review of our implementation of the redemption restrictions with respect to participants in the agency lending collateral pools, and our assessment of the amount required to compensate clients for the dilutive effect of redemptions which may not have been consistent with the intent of the policy. For additional information, refer to the “Legal Proceedings” section of note 7.

Note 14.    Income Taxes

We recorded income tax expense of $236 million for the three months ended September 30, 2010, compared to income tax expense of $160 million for the three months ended September 30, 2009. Income tax expense for the nine months ended September 30, 2010 was $361 million, compared to $540 million for the nine months ended September 30, 2009. Our effective tax rates for the three and nine months ended September 30, 2010 were 30.1% and 19.7%, respectively, compared to 32.8% and 29.3% for the three and nine months ended September 30, 2009. The decline in income tax expense and in the effective tax rate for the nine months ended September 30, 2010 compared to the 2009 period primarily resulted from a discrete tax benefit of $180 million, recorded during the three months ended June 30, 2010, generated by the restructuring of former non-U.S. conduit assets. Excluding the discrete tax benefit, the effective tax rate for the nine months ended September 30, 2010 was 29.5%.

We are presently under audit by a number of tax authorities. Unrecognized tax benefits totaled approximately $414 million at September 30, 2010. It is reasonably possible that these unrecognized tax benefits could change significantly over the next 12 months. We do not expect that any change would have a material adverse effect on our effective tax rate.

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 15.    Earnings Per Common Share

The following table presents the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2010	2009	2010	2009
Net income before extraordinary loss	$546	$327	$1,473	$1,305
Less:
Prepayment of preferred stock discount	—	—	—	(106)
Preferred stock dividends	—	—	—	(46)
Accretion of preferred stock discount	—	—	—	(11)

Net income before extraordinary loss available to common equity	546	327	1,473	1,142
Less: Dividends and undistributed earnings allocated to participating securities(1)	(6)	—	(14)	—

Net income before extraordinary loss available to common shareholders	$540	$327	$1,459	$1,142

Average shares outstanding (in thousands):
Basic average shares	495,729	493,453	495,312	462,900
Effect of dilutive securities: stock options and stock awards	2,430	4,837	2,403	3,334

Diluted average shares	498,159	498,290	497,715	466,234

Anti-dilutive securities(2)	12,386	8,000	10,590	14,002

Earnings per Share:
Basic	$1.09	$.66	$2.94	$2.48
Diluted(3)	$1.08	$.66	$2.93	$2.45

(1)

Represents the portion of net income available to common equity that is allocated to participating securities; participating securities, which are composed of unvested restricted stock and director stock, have non-forfeitable rights to dividends during the vesting period on a basis equivalent to dividends paid to common shareholders.

(2)	Represents stock options, restricted stock and other securities outstanding but not included in the computation of diluted average shares because their effect was anti-dilutive.
(3)

Calculations for the three and nine months ended September 30, 2010 reflect the allocation of earnings to participating securities using the two-class method, as this computation was more dilutive than the calculation using the treasury stock method.

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

The following is a summary of our line of business results. The amounts presented in the “Other” column for 2010 represent merger and integration costs recorded in connection with acquisitions. The amounts presented in the “Other” column for 2009 represent merger and integration costs recorded in connection with our acquisition of Investors Financial, and, for the nine months ended September 30, 2009, also include net interest revenue earned in connection with our participation in the AMLF. The amounts presented in both “Other” columns were not allocated to State Street’s business lines.

	For the Three Months Ended September 30,
(Dollars in millions, except where otherwise noted)	Investment Servicing		Investment Management		Other		Total
	2010	2009	2010	2009	2010	2009	2010	2009
Fee revenue:
Servicing fees	$989	$833					$989	$833
Management fees	—	—	$213	$219			213	219
Trading services	228	269	—	—			228	269
Securities finance	62	67	6	38			68	105
Processing fees and other	39	18	32	27			71	45

Total fee revenue	1,318	1,187	251	284			1,569	1,471
Net interest revenue	707	704	17	19			724	723
Gains related to investment securities, net	17	42	—	—			17	42

Total revenue	2,042	1,933	268	303			2,310	2,236
Provision for loan losses	1	16	—	—			1	16
Expenses from operations	1,327	1,268	177	204			1,504	1,472
Provision for legal exposure	—	—	—	250			—	250
Merger and integration costs	—	—	—	—	$23	$11	23	11

Total expenses	1,327	1,268	177	454	23	11	1,527	1,733

Income (Loss) from continuing operations before income taxes	$714	$649	$91	$(151)	$(23)	$(11)	$782	$487

Pre-tax margin	35%	34%	34%	nm
Average assets (in billions)	$150.3	$141.7	$3.7	$3.4			$154.0	$145.1

nm - not meaningful

STATE STREET CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 16.    Line of Business Information (Continued)

	For the Nine Months Ended September 30,
	Investment Servicing		Investment Management		Other		Total
(Dollars in millions, except where otherwise noted)	2010	2009	2010	2009	2010	2009	2010	2009
Fee revenue:
Servicing fees	$2,826	$2,394					$2,826	$2,394
Management fees	—	—	$656	$593			656	593
Trading services	796	824	—	—			796	824
Securities finance	204	325	45	162			249	487
Processing fees and other	192	41	86	70			278	111

Total fee revenue	4,018	3,584	787	825			4,805	4,409
Net interest revenue	1,995	1,807	48	53		$7	2,043	1,867
Gains related to investment securities, net	62	84	—	—			62	84

Total revenue	6,075	5,475	835	878		7	6,910	6,360
Provision for loan losses	26	114	—	—			26	114
Expenses from operations	3,937	3,559	622	552			4,559	4,111
Securities lending charge	75	—	339	—			414	—
Provision for legal exposure	—	—	—	250			—	250
Merger and integration costs	—	—	—	—	$77	40	77	40

Total expenses	4,012	3,559	961	802	77	40	5,050	4,401

Income (Loss) from continuing operations before income taxes	$2,037	$1,802	$(126)	$76	$(77)	$(33)	$1,834	$1,845

Pre-tax margin	34%	33%	nm	9%
Average assets (in billions)	$145.5	$143.6	$3.9	$3.3			$149.4	$146.9

nm - not meaningful

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

The following table summarizes our non-U.S. results of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2010	2009	2010	2009
Total fee revenue	$629	$586	$1,998	$1,834
Net interest revenue	162	160	445	287
Gains (Losses) related to investment securities, net	(2)	(15)	48	(34)

Total revenue	789	731	2,491	2,087
Expenses	688	619	2,113	1,809

Income before income taxes	101	112	378	278
Income tax expense	38	43	144	106

Net income	$63	$69	$234	$172

The following table summarizes our non-U.S. assets as of September 30, 2010 and December 31, 2009, based on the domicile location of the underlying counterparties:

(In millions)	2010	2009
Interest-bearing deposits with banks	$16,051	$15,052
Non-U.S. investment securities	23,285	21,216
Other assets	31,473	16,031

Total assets	$70,809	$52,299

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors

State Street Corporation

We have reviewed the consolidated statement of condition of State Street Corporation and subsidiaries as of September 30, 2010, and the related consolidated statements of income for the three- and nine-month periods ended September 30, 2010 and 2009, and the consolidated statements of changes in shareholders’ equity and cash flows for the nine-month periods ended September 30, 2010 and 2009. These financial statements are the responsibility of the Corporation’s management.

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

/s/  Ernst & Young LLP

Boston, Massachusetts

November 5, 2010

FORM 10-Q PART I CROSS-REFERENCE INDEX

The information required by the items presented below is incorporated herein by reference from the “Financial Information” section of this Form 10-Q.

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statement of Income (Unaudited) for the three and nine months ended September 30, 2010 and 2009	47

	Consolidated Statement of Condition as of September 30, 2010 (Unaudited) and December 31, 2009	48

	Consolidated Statement of Changes in Shareholders’ Equity (Unaudited) for the nine months ended September 30, 2010 and 2009	49

	Consolidated Statement of Cash Flows (Unaudited) for the nine months ended September 30, 2010 and 2009	50

	Condensed Notes to Consolidated Financial Statements (Unaudited)	52

	Report of Independent Registered Public Accounting Firm	97

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	2

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46

Item 4.	Controls and Procedures	46

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

The exhibits listed in the Exhibit Index on page 101 of this Form 10-Q are filed herewith or are incorporated herein by reference to other SEC filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STATE STREET CORPORATION (Registrant)
Date: November 5, 2010	By:	/s/ EDWARD J. RESCH
Edward J. Resch
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 5, 2010	By:	/s/ JAMES J. MALERBA
James J. Malerba
Executive Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

12	Ratios of earnings to fixed charges

15	Letter regarding unaudited interim financial information

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*	submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the three and nine months ended September 30, 2010 and 2009, (ii) Consolidated Statement of Condition as of September 30, 2010 and December 31, 2009, (iii) Consolidated Statement of Changes in Shareholders’ Equity for the nine months ended September 30, 2010 and 2009, (iv) Consolidated Statement of Cash Flows for the nine months ended September 30, 2010 and 2009, and (v) Condensed Notes to Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.